Form 10-K
period 1993-12-31
CINCINNATI FINANCIAL CORP
filed 1994-03-30
CIK 20286

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


       For the fiscal year ended December 31, 1993 Commission file number
                                     0-4604


                        CINCINNATI FINANCIAL CORPORATION
        -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 Ohio                                31-0746871
   --------------------------------            --------------------
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)             Identification No.)

  6200 S. Gilmore Road, Fairfield, Ohio              45014-5141
- -----------------------------------------         ---------------
 (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (513)870-2000

Securities registered pursuant to Section 12(b) of the Act:

                                       NONE

Securities registered pursuant to Section 12(g) of the Act:

                                              Exchange on Which
                Title of Each Class               Registered
                -------------------           -----------------
                $2.00 Par, Common               Over The Counter
5-1/2% Convertible Senior Debentures Due 2002   Over The Counter


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                               ---       ---
     The aggregate market value of voting stock held by nonaffiliates of Cincinnati Financial Corporation was $2,189,596,088 as of March 1, 1994.

     As of March 1, 1994, there were 50,328,235 shares of common stock outstanding.


                      Documents Incorporated by Reference
                      -----------------------------------
     Annual Report to Shareholders for year ended December 31, 1993 (in part) into Parts I, II and IV and Registrant's Proxy Statement dated February 26, 1994 into Parts I, III and IV.

                                PART I


ITEM 1. BUSINESS
        --------

        Cincinnati Financial Corporation ("CFC") was incorporated on
September 20, 1968 under the laws of the State of Delaware. On April 4, 1992, the shareholders voted to adopt an Agreement of Merger by means of which the reincorporation of the Corporation from the State of Delaware to the State of Ohio was accomplished. CFC owns 100% of The Cincinnati Insurance Company ("CIC") and 100% of CFC Investment Company ("CFC-I"). The principal purpose of CFC is to be a holding company for CIC and CFC-I and in addition for the purpose of acquiring other companies.

        CIC, incorporated in August, 1950, is an insurance carrier presently licensed to conduct multiple line underwriting in accordance with Section 3941.02 of the Revised Code of Ohio. This includes the sale of fire, automobile, casualty, bonds, and all related forms of property and casualty insurance in 50 states and the District of Columbia. CIC is not authorized to write any other forms of insurance. CIC is in a highly competitive industry and competes in varying degrees with a large number of stock and mutual companies. CIC also owns 100% of the stock of the following insurance companies.

1. The Cincinnati Life Insurance Company ("CLIC") incorporated in 1987 under the laws of Ohio for the purpose of acquiring the business of Inter-Ocean and The Life Insurance Company of Cincinnati. CLIC acquired The Life Insurance Company of Cincinnati and Inter-Ocean Insurance Company on February 1, 1988. CLIC is engaged in the sale of life insurance and accident and health insurance in 45 states and the District of Columbia.

2. The Cincinnati Casualty Company ("CCC") (formerly the Queen City Indemnity Company), incorporated in 1972 under the laws of Ohio, is engaged in the fire and casualty insurance business on a direct billing basis in 26 states. The business of CIC and CCC is conducted separately, and there are no plans for combining the business of said companies.

3. The Cincinnati Indemnity Company ("CID"), incorporated in 1988 under the laws of Ohio, is engaged in the writing of nonpreferred personal and casualty lines of insurance in 20 states. The business of CIC and CID is conducted separately, and there are no plans for combining the business of said companies.

        CFC-I, organized in 1970, owns certain real estate in the Greater Cincinnati area and is in the business of leasing or financing various items, principally automobiles, trucks, computer equipment, machine tools, construction equipment, and office equipment.

        Industry segment information for revenue, operating profits, and identifiable assets is included on page 30 of the Company's Annual Report to Shareholders and is incorporated herein by reference (see Exhibit 13 to this filing).

        As more fully discussed in pages 7 and 9 to 12 in the Company's Annual Report to Shareholders, incorporated herein by reference (see Exhibit 13 to this filing), the company sells insurance primarily in the Midwest and Southeast through a network of a limited number (965 in 23 states at December 31, 1993) of selectively appointed independent agents, most of whom own stock in the Company. Gross written premiums by property/ casualty lines for 1993 are shown in the table on page 9 of the Annual Report to Shareholders (see
Exhibit 13 to this filing). As indicated therein, the Company's mix of property/casualty business did not change significantly in 1993. Life and accident and health insurance (which constituted only 4% of the Company's premium income for 1993) is also sold primarily through property/casualty agencies and did not change significantly in 1993.

        The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses ("LAE") of the Company's property/casualty ("P/C") insurance subsidiaries. The subsidiaries write property and casualty insurance in 50 states and the District of Columbia. The liabilities for losses and LAE are determined using case-basis evaluations and statistical projections and represent estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of trends in future claim severity and frequency. These estimates are continually reviewed; and as experience develops and new information becomes known, the liability is adjusted as necessary. Such adjustments, if any, are reflected in current operations.

        The Company does not discount any of its property/casualty liabilities for unpaid losses and unpaid loss adjustment expenses.

        The accompanying tables present an analysis of losses and LAE. The following table provides a reconciliation of beginning and ending liability balances for 1993, 1992, and 1991. The next table shows the development of the estimated liability for the ten years prior to 1993.

     RECONCILIATION OF NET LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES
                                (000 omitted)



                                        1993                  1992               1991
                                        ----                  ----               ----
Liability for losses and LAE at
   beginning of year (net of
   reinsurance recoverable)           $1,137,833          $  986,209          $  832,581
                                      ----------          ----------          ----------

Provision for losses and LAE for
   claims occurring in the
   current year                          828,978             752,993             603,635
Increase (decrease) in estimated
   losses and LAE for claims
   occurring in prior years              (39,769)            (30,351)             36,456
                                         -------             -------              ------
                                         789,209             722,642             640,091
                                         -------             -------             -------

Losses and LAE payments for
   claims occurring during:
   The current year                      323,616             291,508             254,205
   Prior years                           310,065             279,510             232,258
                                         -------             -------             -------
                                         633,681             571,018             486,463
                                         -------             -------             -------

Liability for losses and LAE at
   end of year (net of reinsur-
   ance recoverable)                  $1,293,361          $1,137,833          $  986,209
                                      ==========          ==========          ==========

Gross amount (per financial
   statement Schedule V included
   herein)                            $1,365,052          $1,200,182          $1,056,923
Less reinsurance recoverable              71,691              62,349              70,714
                                          ------              ------              ------
Net amount                            $1,293,361          $1,137,833          $  986,209
                                      ==========          ==========          ==========


        The reconciliation shows a 1993 recognition of $39,769,000 redundancy in the December 31, 1992 liability. This redundancy is due in part to the effects of settling case reserves established in prior years for less than expected and also in part to the over estimation of the severity of IBNR losses. Average severity continues to increase primarily because of increases in medical costs related to workers' compensation and auto liability insurance. Also, litigation expenses for recent court cases on pending liability claims continue to be very costly; and judgments continue to be high and difficult to estimate.

        The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. While anticipated price increases due to inflation are considered in estimating the ultimate claim costs, the increase in average severities of claims is caused by a number of factors that vary with the individual type of policy written. Future average severities are projected based on historical trends adjusted for anticipated changes in underwriting standards, policy provisions, and general economic trends. These trends are monitored based on actual development and are modified if necessary.

        The limits on risks retained by the Company vary by type of policy, and risks in excess of the retention limits are reinsured. Because of the growth in the Company's capacity to underwrite risks and reinsurance market conditions, in 1987, the Company raised its retention limits from $500,000 to $750,000 for casualty lines of insurance. In 1989, the casualty and property lines retention limits were further raised to $1,000,000.

                There are no differences between the liability reported in the accompanying consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") and that reported in the annual statement filed with state insurance departments in accordance with statutory accounting practices ("SAP").

                                 ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
                                                  (Millions of Dollars)

Year Ended December 31      1983     1984      1985      1986      1987      1988       1989      1990      1991     1992    1993
- ----------------------      ----     ----      ----      ----      ----      ----       ----      ----      ----     ----    ----
Net Liability for Unpaid
  Losses and Loss
Adjustment Expenses         $184     $212      $272      $377       $534      $631      $742      $833      $986     $1,138   $1,293

Net Liability Reestimated
  as of:
One Year Later               187      229       344       444        548       671       751       869       956      1,098
Two Years Later              197      266       382       460        584       634       747       816       928
Three Years Later            210      279       382       480        544       622       696       795
Four Years Later             217      284       383       452        535       596       676
Five Years Later             222      280       370       447        523       580
Six Years Later              218      273       370       443        508
Seven Years Later            215      272       367       429
Eight Years Later            214      274       364
Nine Years Later             217      275
Ten Years Later              218

Net Cumulative Redundancy
  (Deficiency)              $(34)    $(63)     $(92)     $(52)      $ 26      $ 51       $ 66     $ 38      $ 58    $   40
                            ====     ====      ====      ====       ====      ====       ====     ====      ====    ======
Net Cumulative Amount of
  Liability Paid
  Through:

One Year Later                $81    $ 99      $137      $153       $178      $204      $238      $232      $280    $  310
Two Years Later               124     159       217       247        292       321       356       397       440
Three Years Later             156     198       266       313        362       390       446       493
Four Years Later              175     220       300       351        398       441       497
Five Years Later              185     237       316       367        427       467
Six Years Later               193     245       324       387        441
Seven Years Later             196     247       338       394
Eight Years Later             198     253       340
Nine Years Later              202     255
Ten Years Later               203

Gross Liability--End of Year                                                                                        $1,200   $1,365
Reinsurance Recoverable                                                                                                 62       72
                                                                                                                        --       --
Net Liability--End of Year                                                                                          $1,138   $1,293
                                                                                                                    ======   ======
Gross Reestimated Liability--Latest                                                                                 $1,160
Reestimated Recoverable--Latest                                                                                         62
                                                                                                                        --
Net Reestimated Liability--Latest                                                                                    $1,098
                                                                                                                     ======
Gross Cumulative Redundancy                                                                                          $   40
                                                                                                                     ======

        The table above presents the development of balance sheet liabilities for 1983 through 1993. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for individual years.

        The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1987 liability has developed a $26,000,000 redundancy over six years and has been reflected in income over the six years. The effects on income of the past three years of changes in estimates of the liabilities for losses and LAE for all accident years is shown in the reconciliation table.

        The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 1992, the Company had paid $441,000,000 of the currently estimated $508,000,000 of losses and LAE that have been incurred as of the end of 1987; thus an estimated $67,000,000 of losses incurred as of the end of 1987 remain unpaid as of the current financial statement date.

        In evaluating this information, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of deficiency or redundancy related to losses settled in 1992, but incurred in 1987, will be included in the cumulative deficiency or redundancy amount for 1987 and each subsequent year. This table does not present accident or policy year development data which readers may be more accustomed to analyzing. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

        The Company limits the maximum net loss that can arise by large risks or risks concentrated in areas of exposure by reinsuring (ceding) with other insurers or reinsurers. Related thereto, the Company's retention levels were last increased from $750,000 to $1,000,000 during 1989. Management does not presently intend to raise such retention levels in 1994. The Company reinsures with only financially sound companies. The composition of its reinsurers has not changed, and the Company has not experienced any uncollectible reinsurance amounts or coverage disputes with its reinsurers in more than ten years.

        Information concerning the Company's investment strategy and philosophy is contained in page 32 of the Annual Report to Shareholders, incorporated herein by reference (see Exhibit 13 to this filing). The Company's primary strategy is to maintain liquidity to meet both its immediate and long-range insurance obligations through the purchase and maintenance of medium-risk fixed maturity and equity securities, while earning optimal returns on medium-risk equity securities which offer growing dividends and capital appreciation. The Company usually holds these securities to maturity unless there is a change in credit risk or the securities are called by the issuer. Historically, municipal bonds (with concentrations in the essential services, i.e. schools, sewer, water, etc.) have been attractive to the Company due to their tax exempt features. Because of Alternative Mininum Tax matters, the Company uses a blend
of tax-exempt and taxable fixed maturity securities.   Investments in common
stocks have been made with an emphasis on securities with an annual dividend yield of at least 4 to 5 percent and annual dividend increases. The Company's strategy in equity investments is to identify approximately 10 to 12 companies in which it can accumulate 10 to 20 percent of their common stock.
As a long-term investor, a buy and hold strategy has been followed for many years, resulting in an accumulation of a significant amount of unrealized appreciation on equity securities.

        As of December 31, 1993, CFC employed 1,975 persons.

ITEM 2. PROPERTIES
        ----------

        CFC-I owns a fully leased 85,000 square feet office building in downtown Cincinnati that is currently leased to Proctor and Gamble Company, a non-affiliated company, on a net, net, net lease basis. This property is carried in the financial statements at $747,782 as of December 31, 1993.


        CFC-I also owns the Home Office building located on 75 acres of land in Fairfield, Ohio. This building contains approximately 380,000 square feet.
The John J. and Thomas R. Schiff & Company occupies approximately 5,300 square feet, and the balance of the building is occupied by CFC and its subsidiaries. The property is carried in the financial statements at $13,024,736 as of December 31, 1993.

        CFC-I also owns the Fairfield Executive Center which is located on the northwest corner of the home office property in Fairfield, Ohio. This is a four-story office building containing approximately 124,000 square feet. CFC and its subsidiaries occupy approximately 9% of the building, unaffiliated tenants occupy approximately 78% of the building, and the balance is currently available for lease. The property is carried in the financial statements at $10,415,112 as of December 31, 1993.

        The CLIC owns a four-story office building in the Tri-County area of Cincinnati containing approximately 127,000 square feet. At the present time, 100% of the building is currently being leased. This property is carried in the financial statements at $5,650,634 as of December 31, 1993.

ITEM 3. LEGAL PROCEEDINGS
        -----------------
        The Company is involved in no material litigation other than routine litigation incident to the nature of the insurance industry.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

        CFC filed with the commission on February 25, 1994, definitive proxy statements and annual reports pursuant to Regulation 14A. Material filed was the same as that described in Item 4 and is incorporated herein by reference. No matters were submitted during the fourth quarter.

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           -----------------------------------------------------------------
           MATTERS
           -------

           This information is included in the Annual Report of the Registrant to its shareholders on page 5 for the year ended December 31, 1993 and is incorporated herein by reference (see Exhibit 13 to this filing).

ITEM 6.    SELECTED FINANCIAL DATA
           -----------------------

           This information is included in the Annual Report of the Registrant to its shareholders on pages 18 and 19 for the year ended December 31, 1993 and is incorporated herein by reference (see Exhibit 13 to this filing).

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
           ----------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

           This information is included in the Annual Report of the Registrant to its shareholders on pages 31 and 32 for the year ended December 31, 1993 and is incorporated herein by reference (see Exhibit 13 to this filing).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           --------- ---------- --- ------------- ----

           (a)     Financial Statements
                   The following consolidated financial statements of the Registrant and its subsidiaries, included in the Annual Report of the Registrant to its shareholders on pages 19 to 29 for the year ended December 31, 1993, are incorporated herein by reference (see Exhibit 13 to this filing).

                   Independent Auditors' Report
                   Consolidated Balance Sheets--December 31, 1993 and 1992 Consolidated Statements of Income--Years ended
                        December 31, 1993, 1992, and 1991
                   Consolidated Statements of Cash Flows--Years ended
                        December 31, 1993, 1992, and 1991.
                   Consolidated Statements of Shareholders' Equity--Years
                        ended December 31, 1993, 1992, and 1991
                   Notes to Consolidated Financial Statements

        (b)        Supplementary Data
                   Selected quarterly financial data, included in the Annual Report of the Registrant to its shareholders on Page 1 for the year ended December 31, 1993, is incorporated herein by reference (see Exhibit 13 to this filing).


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         ------------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

         There were no disagreements on accounting and financial disclosure requirements with accountants within the last 24 months prior to December 31, 1993.

                                    PART III

        CFC filed with the Commission on February 25, 1994 definitive proxy statements pursuant to regulation 14-A. Material filed was the same as that described in Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; Item 13, Certain Relationships and Related Transactions, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

        (a) Filed Documents. The following documents are filed as part of this report:

                1. Financial Statements--incorporated herein by reference (see Exhibit 13 to this filing) as listed in Part II of this Report.

                2.      Financial Statement Schedules and Independent
                        Auditors' Report:
                        Independent Auditors' Report
                        Schedule  I--Summary of Investments Other than
                            Investments in Related Parties
                        Schedule V--Supplementary Insurance Information
                        Schedule VI--Reinsurance
                        Schedule IX--Short-Term Borrowings
                        Schedule X--Supplemental Information Concerning Property-Casualty Insurance Operations

                        All other schedules are omitted because they are not required, inapplicable or the information is included in the financial statements or notes thereto.



                3.      Exhibits:
                        ---------

                        Exhibit 11--Statement re computation of per share
                          earnings for years ended December 31, 1993, 1992, and 1991
                        Exhibit 13--Material incorporated by reference from the
                          annual report of the registrant to its shareholders for the year ended December 31, 1993
                        Exhibit 21--Subsidiaries of the registrant--information
                          contained in Part I of this report.
                        Exhibit 22--Notice of Annual Meeting of Shareholders
                          and Proxy Statement dated February 26, 1994 filed with Securities and Exchange Commission,
                          Washington, D.C., 20549
                        Exhibit 23--Independent Auditors' Consent
                        Exhibit 28--Information from reports furnished to
                          state insurance regulatory authorities

        (b)     Reports on Form 8-K--NONE

INDEPENDENT AUDITORS' REPORT

To The Shareholders and Board of Directors of
Cincinnati Financial Corporation

We have audited the consolidated financial statements of Cincinnati Financial Corporation and its subsidiaries as of December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated February 14, 1994; such consolidated financial statements and report are included in your 1993 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Cincinnati Financial Corporation and its subsidiaries listed in Item 14(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE


/s/ Deloitte & Touche


Cincinnati, Ohio
February 14, 1994

SCHEDULE I
               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
       SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1993


                                                                                         (000 omitted)
                                                                                                                     Amount at
                                                                                                                    which shown
                                                                                                Fair                in balance
                    Type of Investment                                Cost                      Value                sheet (b)
                    ------------------                                ----                      -----               -----------
Fixed Maturities:
  Bonds:
    United States Government and
    government agencies and
    authorities
      The Cincinnati Indemnity Company.                           $      196                    $      237             $      199
      The Cincinnati Casualty Company.                                   448                           505                    450
      The Cincinnati Life Insurance
         Company  . . . . . . . . . . . .                              4,024                         4,591                  4,065
                                                                  ----------                    ----------             ----------
   Total  . . . . . . . . . . . . . . . .                              4,668                         5,333                  4,714
                                                                  ----------                    ----------             ----------
   States, municipalities and political
     subdivisions:
       The Cincinnati Insurance Company .                            672,493                       715,337                673,053
       The Cincinnati Indemnity Company .                              4,341                         4,768                  4,343
       The Cincinnati Casualty Company  .                             77,376                        83,179                 77,479
       The Cincinnati Life Insurance
         Company  . . . . . . . . . . . .                              4,641                         4,563                  4,642
                                                                  ----------                    ----------             ----------
   Total  . . . . . . . . . . . . . . . .                            758,851                       807,847                759,517
                                                                  ----------                    ----------             ----------
   Public Utilities:
       The Cincinnati Insurance Company .                             28,128                        28,808                 28,175
       The Cincinnati Casualty Company  .                              9,183                         9,812                  9,195
       The Cincinnati Life Insurance
         Company  . . . . . . . . . . . .                             28,860                        30,490                 28,881
                                                                  ----------                    ----------             ----------
   Total  . . . . . . . . . . . . . . . .                             66,171                        69,110                 66,251
                                                                  ----------                    ----------             ----------
   Convertibles and Bonds with warrants
     attached:
       The Cincinnati Insurance Company .                            116,589                       134,351                116,486
       The Cincinnati Casualty Company  .                              8,958                         9,796                  8,960
       The Cincinnati Life Insurance
         Company. . . . . . . . . . . . .                             27,508                        28,909                 27,572
       Cincinnati Financial Corporation .                             11,193                        11,629                 11,239
                                                                  ----------                    ----------             ----------
   Total  . . . . . . . . . . . . . . . .                            164,248                       184,685                164,257
                                                                  ----------                    ----------             ----------
   All other Corporate Bonds:
       The Cincinnati Insurance Company .                            262,485                       280,605                262,953
       The Cincinnati Indemnity Company .                             18,946                        20,252                 18,959
       The Cincinnati Casualty Company  .                             64,816                        70,265                 64,956
       The Cincinnati Life Insurance
         Company  . . . . . . . . . . . .                            272,750                       291,810                273,081
       Cincinnati Financial Corporation .                            145,013                       151,810                144,967
                                                                  ----------                    ----------             ----------
   Total  . . . . . . . . . . . . . . . .                            764,010                       814,742                764,916
                                                                  ----------                    ----------             ----------
   TOTAL FIXED MATURITIES                                         $1,757,948                    $1,881,717             $1,759,655
                                                                  ----------                    ----------             ----------

                                                                                        (000 omitted)
                                                                                                                    Amount at
                                                                                                                   which shown
                                                                                               Fair                in balance
                    Type of Investment                               Cost                      Value                sheet (b)
                    ------------------                               ----                      -----               -----------
Equity Securities:
  Common Stocks
    Public Utilities
      The Cincinnati Insurance Company
        Alltel Corp . . . . . . . . . . .                              $   35,138                $  115,820         $   115,820
        Other . . . . . . . . . . . . . .                                  34,485                    51,971              51,971
      The Cincinnati Indemnity Company
        Other . . . . . . . . . . . . . .                                     884                       978                 978
      The Cincinnati Casualty Company
        Alltel Corp . . . . . . . . . . .                                   1,384                     3,318               3,318
        Other . . . . . . . . . . . . . .                                  13,436                    18,455              18,455
      The Cincinnati Life Ins. Company
        Alltel Corp . . . . . . . . . . .                                   3,425                    27,730              27,730
        Other . . . . . . . . . . . . . .                                  32,882                    53,903              53,903
      Cincinnati Financial Corp.
        Alltel Corp . . . . . . . . . . .                                  50,459                   222,624             222,624
        Other . . . . . . . . . . . . . .                                  34,751                    51,848              51,848
                                                                        ---------                 ---------           ---------
    Total . . . . . . . . . . . . . . . .                                 206,844                   546,647             546,647
                                                                        ---------                 ---------           ---------
    Banks, trust and insurance companies
      The Cincinnati Insurance Company
        Fifth Third Bancorp . . . . . . .                                  17,822                   139,466             139,466
        PNC Financial Corporation . . . .                                  12,456                    40,455              40,455
        Other . . . . . . . . . . . . . .                                   6,964                    11,072              11,072
      The Cincinnati Casualty Company
        Fifth Third Bancorp . . . . . . .                                   1,716                    10,868              10,868
      The Cincinnati Life Ins. Company
        Fifth Third Bancorp . . . . . . .                                   3,511                    10,573              10,573
        PNC Financial Corporation . . . .                                     747                     4,350               4,350
        Other . . . . . . . . . . . . . .                                   1,510                     2,836               2,836
      Cincinnati Financial Corporation
        Fifth Third Bancorp . . . . . . .                                 100,624                   476,618             476,618
        PNC Financial Corporation . . . .                                  36,639                    74,414              74,414
        Other . . . . . . . . . . . . . .                                  50,760                    74,497              74,497
                                                                        ---------                 ---------           ---------
    Total . . . . . . . . . . . . . . . .                                 232,749                   845,149             845,149
                                                                        ---------                 ---------           ---------

                                                                                  (000 omitted)
                                                                                                        Amount at
                                                                                                       which shown
                                                                                       Fair            in balance
                  Type of Investment                                Cost               Value            sheet (b)
                  ------------------                                ----               -----           -----------
  Industrial miscellaneous and all other
    The Cincinnati Insurance Company
      Exxon Corporation . . . . . . . .                          $   39,929          $   58,511         $   58,511

      All Other . . . . . . . . . . . .                             123,940             189,329            189,329

    The Cincinnati Indemnity Company
      Exxon Corporation . . . . . . . .                               4,484               4,734              4,734

      All Other . . . . . . . . . . . .                               2,707               2,622              2,622

    The Cincinnati Casualty Company
      Exxon Corporation . . . . . . . .                               9,977              11,363             11,363

      All Other . . . . . . . . . . . .                               5,837               5,901              5,901

    The Cincinnati Life Insurance Company
      Exxon Corporation . . . . . . . .                               9,724              14,613             14,613

      All Other . . . . . . . . . . . .                               6,026              14,181             14,181

    Cincinnati Financial Corporation
      Exxon Corporation . . . . . . . .                              12,648              14,519             14,519

      All Other . . . . . . . . . . . .                              30,795              39,930             39,930

    CFC Investment Company. . . . . . .                               6,044               6,044              6,044
                                                                 ----------          ----------         ----------
  Total . . . . . . . . . . . . . . . .                             252,111             361,747            361,747
                                                                 ----------          ----------         ----------
  Nonredeemable preferred stocks
    The Cincinnati Insurance Company. .                             348,103             401,893            401,893

    The Cincinnati Casualty Company . .                              27,647              31,726             31,726

    The Cincinnati Life Ins. Company. .                             108,778             122,021            122,021

    Cincinnati Financial Corporation. .                               7,940               9,620              9.620
                                                                 ----------          ----------         ----------
  Total . . . . . . . . . . . . . . . .                             492,468             565,260            565,260
                                                                 ----------          ----------         ----------
TOTAL EQUITY SECURITIES . . . . . . . .                          $1,184,172          $2,318,803         $2,318,803
                                                                 ----------          ----------         ----------
Mortgage loans on real estate
    The Cincinnati Life Ins. Company  .                          $    2,227          XXXXXXXXXX         $    2,227

    CFC-I Investment Company  . . . . .                               2,515          XXXXXXXXXX              2,515
                                                                     ------                                 ------
  Total   . . . . . . . . . . . . . . .                               4,742          XXXXXXXXXX              4,742
                                                                     ------                                 ------
Real Estate
    The Cincinnati Life Ins. Company. .                               5,667          XXXXXXXXXX              5,667

    CFC-I Investment Company  . . . . .                              11,163          XXXXXXXXXX             11,163
                                                                     ------                                 ------
  Total . . . . . . . . . . . . . . . .                              16,830          XXXXXXXXXX             16,830
                                                                     ------                                 ------
Policy Loans
    The Cincinnati Life Ins. Company. .                              16,792          XXXXXXXXXX             16,792
                                                                     ------                                 ------
TOTAL OTHER INVESTED ASSETS . . . . . .                              38,364          XXXXXXXXXX             38,364
                                                                     ------                                 ------
TOTAL INVESTMENTS . . . . . . . . . . .                          $2,980,484          XXXXXXXXXX         $4,116,822
                                                                 ==========                             ==========

(b)      equal to amount at which carried in balance sheet
(1)      Securities of the Fifth Third Bancorp are equal to 13.85% of the assets of the registrant.
(2)      Securities of the Alltel Corp. are equal to 8.03% of the assets of the registrant.
(3)      Securities of PNC Financial Corporation are equal to 2.59% of the assets of the registrant.
(4)      Securities of Exxon Corporation are equal to 2.25% of the assets of the registrant.

SCHEDULE V                                     CINCINNATI FINANCIAL CORPORATION & SUBSIDIARIES
                                                     SUPPLEMENTARY INSURANCE INFORMATION
                                              FOR YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                                                                   (000 omitted)
Column A         Column B            Column C             Column D            Column E             Column F            Column G
- --------         --------            ---------            --------            --------             --------            --------
                                       Policy
                                      Benefits,                                 Other
                   Deferred            Losses,                                  Policy
                    Policy            Claims &                                 Claims &                                   Net
                  Acquisition          Expense            Unearned             Benefits            Premium            Investment
Segment              Cost              Losses             Premiums             Payable             Revenue             Income
- ----------------------------------------------------------------------------------------------------------------------------------
1993
Property
  and Liability
  Insurance     $  64,086            $1,365,052       $357,515             $21,582               $1,092,135        $  168,190
Life/Health
  Insuance         40,005               354,028          1,762              10,557                   48,656            45,844
                ---------            ----------       --------             -------               ----------          --------
Total           $ 104,091            $1,719,080       $359,277             $32,139               $1,140,791        $  214,034
                =========            ==========       ========             =======               ==========          ========
1992
Property
  and Liability
  Insurance     $  58,883            $1,200,182       $321,173             $19,688               $  992,335        $  156,958
Life/Health
  Insurance        38,451               322,682          1,297              12,334                   46,437            44,328
                ---------            ----------       --------             -------               ----------          --------
Total           $  97,334            $1,522,864       $322,470             $32,022               $1,038,772          $201,286
                =========            ==========       ========             =======               ==========          ========
1991
Property
  and Liability
  Insurance     $  55,157            $1,056,923       $296,723             $17,226               $  903,465        $  126,332
Life/Health
  Insurance        38,424               278,824          1,554              12,089                   44,111            41,847
                ---------            ----------       --------             -------               ----------          --------
                $  93,581            $1,335,747       $298,277             $29,315               $  947,576        $  168,179
                =========            ==========       ========             =======               ==========          ========

Column H                     Column I            Column J             Column K
- --------                     --------            --------             --------
 Benefits,                Amortization
  Claims                  of Deferred
 Losses &                   Policy                Other
Settlement                Acquisition           Operating             Premium
 Expenses                   Costs               Expenses              Written
- ----------------------------------------------------------------------------------
$788,318                $58,883                 $252,456                $1,123,780

  44,160                  7,760                   13,146                     7,459(4)
- --------                -------                 --------                ----------
$832,478                $66,643                 $265,602                $1,131,239
========                =======                 ========                ==========

$721,800                $55,157                 $241,983                $1,014,971

  44,310                  9,719                   13,343                     8,402(4)
- --------                -------                 --------                ----------
$766,110                $64,876                 $255,326                $1,023,373
========                =======                 ========                ==========

$639,187                $50,872                 $222,250                $  930,296

  40,761                  9,252                   12,725                    7,560(4)
- --------                -------                 --------                ----------
$679,948                $60,124                 $234,975                $  937,856
========                =======                 ========                ==========

Notes to Schedule V:
- -------------------

(1) The sum of columns C, D, & E is equal to the sum of Losses and loss expense reserves, Life policy reserves, and Unearned premium reserves reported in the Company's consolidated balance sheets.

(2) The sum of columns I & J is equal to the sum of Commissions, Other operating expenses, Taxes, licenses, and fees, Increase in deferred acquisition costs, and Other expenses shown in the consolidated statements of income, less other expenses not applicable to the above insurance segments.

(3) Investment income amounts for the above insurance segments represent investment income on the actual investment securities in each such segment. Investment expenses, which are deducted from investment income, and other operating expenses include both expenses incurred directly in the insurance segments and expenses allocated to and among the insurance segments based on historical usage factors. The life/health segment is conducted totally within one subsidiary that has no other segments.

(4) Amounts represent written premiums on accident and health insurance business only.

SCHEDULE VI
                                                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                                                                   REINSURANCE
                                               FOR YEARS ENDING DECEMBER 31, 1993, 1992, AND 1991
                                                                  (000 omitted)

Column A                     Column B                Column C              Column D                Column E         Column F
- --------                     --------                --------              --------                --------         --------
                                                     Ceded to               Assumed                               Percentage of
                              Gross                   Other                from Other                Net        Amount Assumed
                             Amount                 Companies              Companies                Amount          to Net
- ----------------------------------------------------------------------------------------------------------------------------
1993
- ----
Life Insurance in Force      $6,740,142              $761,452              $ 25,712                $6,004,402           .4%
                             ==========              ========              ========                ==========

Premiums
  Life/Health Insurance      $   51,011              $  2,521              $    166                $   48,656           .3%
  Property/Liability Ins.     1,114,330                87,820                65,625                 1,092,135          6.0%
                             ----------              --------              --------                ----------          ----
    Total Premiums           $1,165,341              $ 90,341              $ 65,791                $1,140,791          5.8%
                             ==========              ========              ========                ==========

1992
- ----
Life Insurance in Force      $6,079,681              $640,756              $ 31,540                $5,470,465           .6%
                             ==========              ========              ========                ==========

Premiums
  Life/Health Insurance      $   48,655              $  2,432              $    214                $   46,437           .5%
  Property/Liability Ins.     1,017,814                72,415                46,936                   992,335          4.7%
                             ----------              --------              --------                ----------          ----
    Total Premiums           $1,066,469              $ 74,847              $ 47,150                $1,038,772          4.5%
                             ==========              ========              ========                ==========

1991
- ----
Life Insurance in Force      $5,557,675              $553,016              $ 40,916                $5,045,575           .8%
                             ==========              ========              ========                ==========

Premiums
 Life/Health Insurance       $   46,261              $  2,321              $    171                $   44,111           .4%
 Property/Liability Ins.        941,544                64,635                26,556                   903,465          2.9%
                             ----------              --------              --------                ----------          ----
    Total Premiums           $  987,805              $ 66,956              $ 26,727                $  947,576          2.8%
                             ==========              ========              ========                ==========

SCHEDULE IX

                                                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                                                              SHORT-TERM BORROWINGS
                                                          DECEMBER 31, 1993, 1992, 1991
                                                                  (000 omitted)


  COLUMN A             COLUMN B                     COLUMN C           COLUMN D                   COLUMN E                COLUMN F
  --------             --------                     --------           --------                   --------                --------
                                                                                                                         Weighted
  Category  of                                                        Maximum Amount             Average Amount           Average
   Aggregate                                                           Outstanding                Outstanding            Interest
  Short-Term          Balance at                Weighted Average       During the                 During the            Rate During
  Borrowings         End of Period               Interest Rate           Period                     Period              The Period
- ----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993:

Bank Demand
 Notes                   $55,746                     4.3%                  $71,745                    $54,741             4.6%

Commercial
 Paper                   $22,320                     3.4%                  $25,073                    $14,285             3.4%

YEAR ENDED DECEMBER 31, 1992:

Bank Demand
 Notes                   $50,251                     4.5%                  $97,987                    $66,859             4.9%

Commercial
 Paper                   $16,701                     3.4%                  $20,892                    $14,309             3.9%

YEAR ENDED DECEMBER 31, 1991:

Bank Demand
 Notes                   $97,022                     6.2%                  $97,022                    $77,595             7.4%

Commercial
 Paper                   $ 9,349                     4.5%                  $18,063                    $13,943             6.1%

The average interest rate was determined by dividing the total interest expenses incurred by the average daily borrowing.

SCHEDULE X

                                                 CINCINNATI FINANCIAL CORPORATION & SUBSIDIARIES
                                   SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
                                                FOR YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                                                                  (000 omitted)


Column A                Column B        Column C        Column D        Column E        Column F        Column G            Column H
- --------                --------        --------        --------        --------        --------        --------            --------
                                                                                                                          Claims and
                                                                                                                             Claim
                                                                                                                          Adjustment
                                                                                                                            Expenses
                                        Reserves for                                                                       Incurred
                        Deferred       Unpaid Claims    Discount,                                                         Related to
Affiliation              Policy          and Claim       if any,                                           Net        (1) ----------
   with               Acquisition       Adjustment     Deducted in      Unearned        Earned         Investment   Current
Registrant               Costs           Expenses        Column C       Premiums       Premiums          Incomes      Year
- ------------------------------------------------------------------------------------------------------------------------------------
Consolidated
Property-Casualty
Entities

1993                    $64,086         $1,365,052      $-0-            $357,515        $1,092,135      $168,190        $828,978
                        =======         ==========      ====            ========        ==========      ========        ========

1992                    $58,883         $1,200,182      $-0-            $321,173        $  992,335      $156,958        $752,993
                        =======         ==========      ====            ========        ==========      ========        ========

1991                    $55,157         $1,056,923      $-0-            $296,723        $  903,465      $126,332        $603,635
                        =======         ==========      ====            ========        ==========      ========        ========

Column H                Column I                Column J                Column K
- --------                --------                --------                --------
Claims and
  Claim
Adjustment
 Expenses
 Incurred               Amortization              Paid
Related to              of Deferred              Claims
- ---------- (2)             Policy               and Claim
      Prior             Acquisition             Adjustment              Premiums
      Years                Costs                Expenses                Written
- ----------------------------------------------------------------------------------
$(39,769)               $58,883                 $633,677                $1,123,780
========                =======                 ========                ==========

$(30,351)               $55,157                 $571,018                $1,014,971
========                =======                 ========                ==========

$ 36,456                $50,872                 $486,463                $  930,296
========                =======                 ========                ==========

                              S I G N A T U R E S


                    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CINCINNATI FINANCIAL CORPORATION

                           Signature                                               Title                                  Date
                           ---------                                               -----                                  ----
   /S/    Robert B. Morgan                                                 Chief Executive                        March  18, 1994
- ------------------------------------------------                           Officer, President
                Robert B. Morgan                                           and Director

   /S/   Robert J. Driehaus                                                Financial Vice President               March  18, 1994
- ------------------------------------------------                             Treasurer and Director
                Robert J. Driehaus                                         (Principal Financial Officer)
                                                                          (Principal Accounting Officer)

- ------------------------------------------------                              Secretary and                       March    , 1994
                Vincent H. Beckman                                              Director


                                                                                Director                          March    , 1994
- ------------------------------------------------
                Michael Brown


   /S/  Richard M. Burridge                                                     Director                          March  18, 1994
- ------------------------------------------------
                Richard M. Burridge


- ------------------------------------------------                                Director                          March    , 1994
                David R. Huhn


   /S/ Kenneth C. Lichtendahl                                                   Director                          March  22, 1994
- ------------------------------------------------
                Kenneth C. Lichtendahl


  /S/   Jackson H. Randolph                                                     Director                          March  18, 1994
- ------------------------------------------------
                Jackson H. Randolph

        Signature                                                               Title                                   Date
        ---------                                                               -----                                   ----
- -------------------------------------------------------                        Director                           March    , 1994
                John Sawyer


   /S/     John J. Schiff                                                      Director                           March  18, 1994
- -------------------------------------------------------
                John J. Schiff

   /S/  John J. Schiff, Jr.                                                    Chairman of the                    March  18, 1994
- -------------------------------------------------------                           Board and
                John J. Schiff, Jr.                                               Director


                                                                                 Director                         March    , 1994
- -------------------------------------------------------
                Robert C. Schiff


   /S/    Thomas R. Schiff                                                       Director                         March  22, 1994
- -------------------------------------------------------
                Thomas R. Schiff


- -------------------------------------------------------                          Director                         March    , 1994
                Harry M. Turner



- -------------------------------------------------------                          Director                         March    , 1994
                Larry R. Webb


- -------------------------------------------------------                          Director                         March    , 1994
                Alan R. Weiler


   /S/   William H. Zimmer                                                    Vice Chairman of the Board          March  18, 1994
- -------------------------------------------------------                       and Director
                William H. Zimmer

                               Index of Exhibits


Exhibit 11-- Statement re computation of per share earnings for the years ended December 31, 1993, 1992, and 1991.

Exhibit 13-- Material incorporated by reference from the annual report of the registrant to the shareholders for the year ended December 31, 1993.

                Segment information from page 30 (incorporated into Item 1).

                Text data from pages 7, 9, 10, 11 and 12 (incorporated into
                Item 1).

                1993 Premium chart from page 9 (incorporated into Item 1).

                "Price range of Common Stock" section from page 5
                (incorporated into Item 5).

                "Selected Financial Information" from pages 18 and 19 (incorporated into Item 6).

                "Management Discussion" from pages 31 and 32 (incorporated into Items 1 and 7).

                Independent Auditors' Report and Financial Statements from pages 19 thru 29 (incorporated into Item 8).

                "Selected Quarterly Financial Data" from page 1 (incorporated into Item 8).

Exhibit 23--    Independent Auditors' Consent

Exhibit 28-- Information from reports furnished to state insurance regulatory authorities.