Form 10-Q
period 1994-03-31
CINCINNATI FINANCIAL CORP
filed 1994-05-12
CIK 20286

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                            _______________________


                                   FORM 10-Q



             X           Quarterly Report Under Section 13 or 15 (d)
            ----         of the Securities Exchange Act of 1934

                         For the Quarterly Period Ended March 31, 1994

                         Transition Report Pursuant to Section 13 or
            ----         15 (d) of the Securities Exchange Act of 1934

                            _______________________


                         Commission File Number 0-4604


                        CINCINNATI FINANCIAL CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

           An Ohio Corporation                                     31-0746871
           (State or other jurisdiction of                   (I.R.S. Employer
           incorporation or organization)                 Identification No.)


                            6200 South Gilmore Road
                           Fairfield, Ohio 45014-5141

                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 513/870-2000

     *Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                            YES   X  .    NO    .
                                 ----       ----

     Securities registered pursuant to Section 12(g) of the Act:

         $2.00 Par Common--50,342,537 shares outstanding at March 31, 1994

         $80,000,000 of 5-1/2% Convertible Senior Debentures Due 2002

                                     PART I
                                     ------

ITEM 1.  FINANCIAL STATEMENTS

               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                                (Unaudited)
                                                                 March 31,               December 31,
                                                                   1994                      1993
                                                               --------------           --------------

ASSETS
- - ------
Cash . . . . . . . . . . . . . . . . . . . . . . . . . .       $   29,253,317           $   48,113,639
Investments
  Fixed Maturities . . . . . . . . . . . . . . . . . . .        1,877,341,004            1,759,655,272
  Equity Securities. . . . . . . . . . . . . . . . . . .        2,206,228,113            2,318,803,191
  Other Invested Assets. . . . . . . . . . . . . . . . .           38,914,694               38,363,656
  Finance Receivables. . . . . . . . . . . . . . . . . .           13,575,698               13,010,774
Premiums Receivable. . . . . . . . . . . . . . . . . . .          131,531,299              134,360,968
Reinsurance Receivable . . . . . . . . . . . . . . . . .           51,424,339               59,060,502
Prepaid Reinsurance Premiums . . . . . . . . . . . . . .           24,722,300               23,966,451
Investment Income Receivable . . . . . . . . . . . . . .           50,956,283               50,120,280
Land, Buildings and Equipment for Company Use (at Cost
  Less Accumulated Depreciation) . . . . . . . . . . . .           32,420,429               31,336,331
Deferred Acquisition Costs Pertaining to Unearned
  Premiums and to Life Policies in Force . . . . . . . .          104,166,675              104,090,953
Other Assets . . . . . . . . . . . . . . . . . . . . . .           19,054,441               21,406,477
                                                               --------------           --------------

    Total Assets                                               $4,579,588,592           $4,602,288,494
                                                               ==============           ==============

LIABILITIES
- - -----------
Insurance Reserves:
  Unearned Premiums. . . . . . . . . . . . . . . . . . .       $  356,472,227           $  362,012,334
  Life Policy Reserves . . . . . . . . . . . . . . . . .          353,033,573              345,977,142
  Losses and Loss Expenses . . . . . . . . . . . . . . .        1,461,037,099            1,402,508,455
Notes Payable. . . . . . . . . . . . . . . . . . . . . .           88,578,259               78,065,805
5-1/2% Convertible Senior Debentures Due 2002. . . . . .           80,000,000               80,000,000
Federal Income Taxes
  Current. . . . . . . . . . . . . . . . . . . . . . . .           21,631,331                5,099,591
  Deferred . . . . . . . . . . . . . . . . . . . . . . .          241,912,004              290,904,126
Other Liabilities. . . . . . . . . . . . . . . . . . . .           66,757,617               90,383,444
                                                               --------------           --------------

    Total Liabilities                                           2,669,422,110            2,654,950,897
                                                               --------------           --------------

SHAREHOLDERS' EQUITY
- - --------------------
Common Stock, $2 per Share; Authorized 80,000,000
  Shares; Issued 1994--50,355,115; 1993--50,313,161
  Shares; Outstanding 1994--50,342,537; 1993--50,306,301
  Shares . . . . . . . . . . . . . . . . . . . . . . . .          100,710,230              100,626,322
Paid-In Capital. . . . . . . . . . . . . . . . . . . . .          103,365,098              102,234,649
Retained Earnings. . . . . . . . . . . . . . . . . . . .        1,028,748,705              996,358,793
Unrealized Gain on Investments, Less Taxes . . . . . . .          677,886,773              748,513,998
                                                               --------------           --------------
                                                                1,910,710,806            1,947,733,762
Less Treasury Shares at Cost (1994--12,578 Shares;
  1993--6,860 Shares). . . . . . . . . . . . . . . . . .             (544,324)                (396,165)
                                                               --------------           --------------
    Total Shareholders' Equity . . . . . . . . . . . . .        1,910,166,482            1,947,337,597
                                                               --------------           --------------

      Total Liabilities and Shareholders' Equity . . . .       $4,579,588,592           $4,602,288,494
                                                               ==============           ==============

Accompanying notes are an integral part of these financial statements.

10Q/sa

               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                                                          Three Months Ended March 31,
                                                                          ----------------------------
Revenues:                                                                  1994                   1993
                                                                           ----                   ----
  Premiums Earned:
    Property and Casualty . . . . . . . . . . . . . . . . . . . .     $ 281,727,271          $ 261,250,977
    Life. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,729,336              9,755,476
    Accident and Health . . . . . . . . . . . . . . . . . . . . .         1,811,567              1,916,653
                                                                      -------------          -------------
      Net Premiums Earned . . . . . . . . . . . . . . . . . . . .       294,268,174            272,923,106
 Investment Income, Less Expenses . . . . . . . . . . . . . . . .        63,774,572             58,756,638
 Realized Gain on Investments . . . . . . . . . . . . . . . . . .        18,924,075             19,436,818
 Other Income . . . . . . . . . . . . . . . . . . . . . . . . . .         2,735,699              2,543,875
                                                                      -------------          -------------
  Total Revenues  . . . . . . . . . . . . . . . . . . . . . . . .       379,702,520            353,660,437
                                                                      -------------          -------------

Benefits & Expenses:
  Insurance Losses and Policyholder Benefits. . . . . . . . . . .       234,542,096            197,556,402
  Commissions . . . . . . . . . . . . . . . . . . . . . . . . . .        53,463,326             53,168,594
  Other Operating Expenses. . . . . . . . . . . . . . . . . . . .        20,555,397             20,452,417
  Taxes, Licenses & Fees. . . . . . . . . . . . . . . . . . . . .         8,627,550              8,719,972
  Increase in Deferred Acquisition. . . . . . . . . . . . . . . .
    Costs Pertaining to Unearned
    Premiums and to Life Policies
    in Force. . . . . . . . . . . . . . . . . . . . . . . . . . .           (75,723)            (2,400,014)

  Interest Expense. . . . . . . . . . . . . . . . . . . . . . . .         1,938,566              1,642,761
  Other Expenses. . . . . . . . . . . . . . . . . . . . . . . . .           759,937                846,144
                                                                      -------------          -------------
    Total Expenses. . . . . . . . . . . . . . . . . . . . . . . .       319,811,149            279,986,276
                                                                      -------------          -------------

Income Before Income Taxes and Cumulative Effect of a Change in
  Accounting Principle  . . . . . . . . . . . . . . . . . . . . .        59,891,371             73,674,161
                                                                      -------------          -------------
Provision (Benefit) for Income Taxes:
  Current . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22,354,007             20,734,026
  Deferred. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (10,962,106)            (4,297,681)
                                                                      -------------          -------------
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,391,901             16,436,345
                                                                      -------------          -------------


Income Before Cumulative Effect of Change in Accounting for
  Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . .        48,499,470             57,237,816
Cumulative Effect of Change in Accounting for Income Taxes  . . .               -0-             13,844,678
                                                                      -------------          -------------

Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  48,499,470          $  71,082,494

Increase (Decrease) in Unrealized Gains on Fixed Maturities and
  Equity Investments  . . . . . . . . . . . . . . . . . . . . . .     $(108,657,240)         $  76,770,729
Less Provision (Benefit) for Federal Income
  Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (38,030,015)            26,102,048
                                                                      -------------          -------------
Increase (Decrease) in Unrealized Gains on Fixed Maturities
  and Equity Investments Less Applicable Federal Income Taxes . .     $ (70,627,225)         $  50,668,681
                                                                      =============          =============
Weighted Average Shares Outstanding . . . . . . . . . . . . . . .        52,214,919             52,052,673
                                                                      =============          =============

Per Common Share:
  Net Income Before Cumulative Effect of Change in Accounting
    for Income Taxes. . . . . . . . . . . . . . . . . . . . . . .             $ .94                  $1.12
  Cumulative Effect of Change in Accounting for Income Taxes. . .               -0-                    .26
                                                                              -----                  -----

   Total Net Income . . . . . . . . . . . . . . . . . . . . . . .             $ .94                  $1.38
                                                                              =====                  =====
 Cash Dividends Declared  . . . . . . . . . . . . . . . . . . . .             $ .32                  $ .28
                                                                              =====                  =====

Accompanying notes are an integral part of these financial statements.

10Q/sa

               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                       THREE MONTHS ENDED MARCH 31, 1994
                       ---------------------------------

                                                                                                        Unrealized
                               Common Stock           Treasury         Paid-In          Retained         Gains on
                            Shares     Amount           Stock          Capital          Earnings        Investments
                            ------     ------         --------         --------         --------        -----------
Balance December 31,
  1993                    50,313,161   $100,626,322   $(396,165)       $102,234,649     $996,358,793    $748,513,998

Net Income                                                                                48,499,470

Effect of Change in
  Accounting for
  Fixed Maturity
  Investments, Net
  of Income Taxes of
  $42,721,703                                                                                             79,340,305


Change in Unrealized
  Gains on Fixed
  Maturity and Equity
  Investments, Net of
  Income Taxes of
  $80,751,747                                                                                           (149,967,530)


Dividends Declared                                                                       (16,109,558)

Purchase of Treasury
  Stock                                                (148,159)             (1,448)

Stock Issued Upon
Exercise of Stock
Options                        41,954        83,908                       1,131,897
                           ----------  ------------   ----------       ------------    -------------    ------------
Balance March 31,
  1994                     50,355,115  $100,710,230   $(544,324)       $103,365,098   $1,028,748,705    $677,886,773
                           ==========  ============   ==========       ============   ==============    ============

Accompanying notes are an integral part of these financial statements.

10Q/sa

                                  CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                                1994           1993
                                                                ----           ----
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . .    $ 48,499,470   $  71,082,494
  Adjustments to reconcile operating income to net cash
    provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . .       2,178,070       2,399,514
    (Decrease) increase in net unearned premiums . . . .      (6,295,956)      4,629,887
    Increase in net life policy reserves . . . . . . . .       7,056,431       8,357,686
    Increase in net loss and loss expense reserves . . .      66,164,808      39,812,738
    Decrease (increase) in net premiums receivable . . .       2,829,669      (5,510,012)
    Increase in deferred acquisition costs . . . . . . .         (75,722)     (2,400,013)
    (Decrease) increase in other liabilities . . . . . .     (25,649,675)      8,221,834
    Increase in investment income receivable . . . . . .        (836,003)     (2,261,364)
    Decrease in policy loans and accounts
      receivable . . . . . . . . . . . . . . . . . . . .       3,231,902       2,153,577
    Decrease in deferred income taxes. . . . . . . . . .     (10,962,107)    (30,605,562)
    Increase in current income taxes . . . . . . . . . .      16,531,740      24,127,315
    Realized gain on investments . . . . . . . . . . . .     (18,924,075)    (19,436,818)
    Other. . . . . . . . . . . . . . . . . . . . . . . .        (391,115)     (1,207,078)
                                                            ------------   -------------
      Net cash provided by operating activities. . . . .      83,357,437      99,364,198
                                                            ------------   -------------
Cash flows from investing activities:
    Sale of fixed maturities investments . . . . . . . .      24,314,205      30,063,784
    Maturity of fixed maturities investments . . . . . .      99,484,580      80,820,715
    Sale of equity securities investments. . . . . . . .      38,406,775      49,424,751
    Collection of mortgage loans . . . . . . . . . . . .         236,835         660,430
    Collection of finance receivables. . . . . . . . . .       1,549,313       1,496,668
    Purchase of fixed maturities investments . . . . . .    (156,711,199)   (150,001,334)
    Purchase of equity securities investments. . . . . .    (100,233,806)   (117,994,725)
    Investment in mortgage loans . . . . . . . . . . . .        (690,943)       (353,699)
    Investment in land, buildings and equipment. . . . .      (3,190,298)     (1,842,989)
    Investment in finance receivables. . . . . . . . . .      (2,114,237)     (1,699,833)
    Investment in real estate and other. . . . . . . . .        (761,872)       (289,343)
                                                            ------------   -------------
      Net cash used in investing activities. . . . . . .     (99,710,647)   (109,715,575)
                                                            ------------   -------------
Cash flows from financing activities:
    Proceeds from stock options exercised. . . . . . . .       1,215,805       2,170,595
    (Purchase) Issuance of treasury shares . . . . . . .        (149,607)         19,300
    Increase in notes payable. . . . . . . . . . . . . .      10,512,454         123,291
    Payment of cash dividends to shareholders. . . . . .     (14,085,764)    (12,991,085)
                                                            ------------   -------------
      Net cash used in financing activities. . . . . . .      (2,507,112     (10,677,899)
                                                            ------------   -------------

Net decrease in cash . . . . . . . . . . . . . . . . . .     (18,860,322)    (21,029,276)
Cash at beginning of period. . . . . . . . . . . . . . .      48,113,639      49,982,702
                                                            ------------   -------------
Cash at end of period. . . . . . . . . . . . . . . . . .    $ 29,253,317   $  28,953,426
                                                            ============   =============

Supplemental disclosures of cash flow information
  Interest paid. . . . . . . . . . . . . . . . . . . . .    $    751,533   $     582,249
                                                            ============   =============

  Income taxes paid. . . . . . . . . . . . . . . . . . .    $  6,000,000   $        -0-
                                                            ============   =============

 Accompanying notes are an integral part of these financial statements.

10Q/sa

                     CINCINNATI FINANCIAL CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE I - ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the Company and all of its subsidiaries, each of which is wholly owned, and are presented in conformity with generally accepted accounting principles. All significant inter-company investments and transactions have been eliminated in consolidation. The December 31, 1993 consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by generally accepted accounting principles.

INVESTMENTS--The Company adopted Statement of Financial Accounting Standards
(SFAS) 115 "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994. With the adoption of SFAS 115, fixed maturities have been classified as available for sale and are stated at fair values at March 31, 1994, while fixed maturities were primarily carried at amortized costs at December 31, 1993. Equity securities have been classified as available for sale and are carried at fair values for March 31, 1994 and December 31, 1993.

UNREALIZED GAINS AND LOSSES--As indicated in the accompanying consolidated statement of shareholders' equity for the three-month period ended March 31, 1994, the Company had an unrealized loss of $149,967,530. For the quarter, fixed maturity and equity securities investments reflected decreases in unrealized gains (net of income tax effects) of $28,436,090 and $121,531,440, respectively. For the three-month period ended March 31, 1993, the Company had an unrealized gain on equity securities investments of $50,668,681 (net of income tax effects). Such amounts are included as additions to and deductions from shareholders' equity. In the three-month period ended March 31, 1993, the Company had unrealized gains on fixed maturity investments of $8,335,809 (net of income tax effects). During this quarter, the unrealized gains on fixed maturity investments were neither recognized in income for the period nor as a change in shareholders' equity.

REINSURANCE--Premiums earned are net of $24,585,613 and $19,795,538 of premium on ceded business for March 31, 1994 and 1993, respectively. Insurance losses and policyholder benefits in the accompanying statements of income are net of $3,429,385 and $7,356,903 of reinsurance recoveries for March 31, 1994 and 1993, respectively.

NOTE II - STOCK OPTIONS

The Company has primarily qualified stock option plans under which options are granted to employees of the Company at prices which are not less than market price at the date of grant and which are exercisable over a five-year period, or over a ten-year period if granted on or after

July 25, 1990. On March 31, 1994, outstanding options for Stock Option Plan No. III totalled 107,352 shares with purchase prices ranging from a low of $13.08 to a high of $26.17 and outstanding options for Stock Option Plan No. IV totalled 733,978 shares with purchase prices ranging from a low of $24.67 to a high of $62.25.

NOTE III INTERIM ADJUSTMENTS

The preceding summary of financial information for Cincinnati Financial Corporation and consolidated subsidiaries is unaudited, but the Company believes that all adjustments (consisting only of normal recurring accruals) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indications of results to be expected for this year.




10Q/sa

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Premiums earned for the three months ended March 31, 1994 have increased $21,345,068 (8%) over the three months ended March 31, 1993. The growth rate of our property and casualty subsidiaries on a gross written basis is less than last year; but with lower increases in the cost of reinsurance, our premiums earned increased 8% in the three-month periods ended March 31, 1994 and March 31, 1993. The premium growth is attributable to new business and rate increases. The premium volume of our life and health company has increased approximately 7% as increases in life insurance production more than offset decreased annuity and accident and health insurance sales. For the three-month period ended March 31, 1994, Investment Income, net of expenses, has increased $5,017,934 (9%) when compared with the first three months of 1993. This increase is the result of the growth of the investment portfolio because of investing cash flows from increased premiums written. The growth is less than last year because of lower yields on new investments and less cash flow because of increased catastrophe claim payments.

Realized gains on investments for the three months ended March 31, 1994 amounted to $18,924,075 compared to $19,436,818 for comparable three-month period ended March 31, 1993. The realized gains are predominantly the result of the sale of equity securities and management's decision to realize the gains and reinvest the proceeds at higher yields.

Insurance losses and policyholder benefits (net of reinsurance recoveries) increased $36,985,694 (19%) for the first three months of 1994 over the same period in 1993. The losses and benefits of the property and casualty companies have increased $39,202,172 because of the growth of new business and a higher incidence and severity of claims. The catastrophe losses for the first quarter of 1994 were $18.8 million compared to $11.2 million in 1993 and were higher than last year because of increased severity of these weather related claims. Policyholder benefits decreased $2,216,478 over the first quarter of 1993 in the life insurance subsidiary. The majority of the decrease is the result of a lower incidence of death claims and related costs.

Provision for income taxes, current and deferred, have decreased by $5,044,444 for the first three months of 1994 compared to the first three months of 1993. The decrease in federal taxes is attributable to lower taxable income in our property and casualty companies because of a higher incidence and severity of losses and lower capital gains for the corporation. These decreases more than offset increases in taxable income in the life insurance company, the noninsurance companies, and taxable investment income.

Unrealized appreciation will fluctuate with changes in the overall fixed maturities and equity securities markets. Unrealized appreciation related to the Company's equity investment portfolio decreased in the first quarter of 1994 by $186,971,418 ($121,531,440 decrease in shareholders' equity, net of deferred income taxes) while, for the first quarter of 1993, it increased by $76,770,729 ($50,668,681 increase in shareholders' equity, net of deferred income taxes). The Company's equity investment portfolio continues to be primarily investments in common stocks of public utility companies and financial institutions.



10Q/sa

                                    PART II
                               OTHER INFORMATION


ITEM 1.  Legal Proceedings
         -----------------
The Company is involved in no material litigation other than routine litigation incident to the nature of the insurance industry.


ITEM 2.  Changes in Securities
         ---------------------
There have been no material changes in securities during the first quarter.


ITEM 3.  Defaults Upon Senior Securities
         -------------------------------
The Company has not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.


ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
No special matters were voted upon by security holders during the first quarter.


ITEM 5.  Other Information
         -----------------
No matters to report.


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)  Exhibit included:

              Exhibit 11--Statement re Computation of Per Share Earnings.

         (b) The Company was not required to file any reports on Form 8-K during the quarter ended March 31, 1994.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                             CINCINNATI FINANCIAL CORPORATION
                                            -----------------------------------
                                            (Registrant)

Date        May 12, 1994
     -------------------------

                                            By/s/   Robert J. Driehaus
                                            -----------------------------------
                                            R. J. Driehaus
                                            Financial Vice President & Treasurer
                                            (Principal Financial Officer)


10Q/sa