Form 10-Q
period 1994-06-30
CINCINNATI FINANCIAL CORP
filed 1994-08-12
CIK 20286

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                            _______________________


                                   FORM 10-Q



                X         Quarterly Report Under Section 13 or 15 (d) of the
             --------     Securities Exchange Act of 1934

                          For the Quarterly Period Ended Date
                          June 30, 1994

             -------- Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

 *Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         YES   X   .         NO       .
                            -------            -------

       Securities registered pursuant to Section 12(g) of the Act:

       $2.00 Par Common--Amount~50,363,728 shares outstanding at June 30, 1994

       $80,000,000 of 5-1/2% Convertible Senior Debentures Due 2002


                                     PART I
                                     ------
ITEM 1.  FINANCIAL STATEMENTS

               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                       (Unaudited)
                                                                                         June 30,              December 31,
                                                                                           1994                   1993
                                                                                        --------------         ---------------
ASSETS
- - ------
Cash . . . . . . . . . . . . . . . . . . . . . . . . . .                                $   20,409,273          $   48,113,639
Investments
  Fixed Maturities . . . . . . . . . . . . . . . . . . .                                 1,855,537,903           1,759,655,272
  Equity Securities. . . . . . . . . . . . . . . . . . .                                 2,267,125,234           2,318,803,191
  Other Invested Assets. . . . . . . . . . . . . . . . .                                    38,517,383              38,363,656
  Finance Receivables. . . . . . . . . . . . . . . . . .                                    14,240,963              13,010,774
Premiums Receivable. . . . . . . . . . . . . . . . . . .                                   138,739,850             134,360,968
Reinsurance Receivable . . . . . . . . . . . . . . . . .                                    54,844,216              59,060,502
Prepaid Reinsurance Premiums . . . . . . . . . . . . . .                                    24,653,500              23,966,451
Investment Income Receivable . . . . . . . . . . . . . .                                    54,095,477              50,120,280
Land, Buildings and Equipment for Company Use (at Cost
  Less Accumulated Depreciation) . . . . . . . . . . . .                                    32,974,616              31,336,331
Deferred Acquisition Costs Pertaining to Unearned
  Premiums and to Life Policies in Force . . . . . . . .                                   105,102,206             104,090,953
Other Assets . . . . . . . . . . . . . . . . . . . . . .                                    25,983,534              21,406,477
                                                                                        --------------         ---------------
      Total Assets                                                                      $4,632,224,155          $4,602,288,494
                                                                                        ==============          ==============
LIABILITIES
- - -----------
Insurance Reserves:
  Unearned Premiums. . . . . . . . . . . . . . . . . . .                                $  363,911,659          $  362,012,334
  Life Policy Reserves . . . . . . . . . . . . . . . . .                                   359,794,518             345,977,142
  Losses and Loss Expenses . . . . . . . . . . . . . . .                                 1,472,350,418           1,402,508,455
Notes Payable. . . . . . . . . . . . . . . . . . . . . .                                   108,816,665              78,065,805
5-1/2% Convertible Senior Debentures Due 2002. . . . . .                                    80,000,000              80,000,000
Federal Income Taxes
  Current. . . . . . . . . . . . . . . . . . . . . . . .                                           -0-               5,099,591
  Deferred . . . . . . . . . . . . . . . . . . . . . . .                                   234,128,000             290,904,126
Other Liabilities. . . . . . . . . . . . . . . . . . . .                                    73,792,697              90,383,444
                                                                                        --------------         ---------------
    Total Liabilities                                                                    2,692,793,957           2,654,950,897
                                                                                        --------------         ---------------
SHAREHOLDERS' EQUITY
- - --------------------
Common Stock, $2 per Share; Authorized 80,000,000
  Shares; Issued 1994--Amount 50,376,306; 199--Amount
  50,313,161 Shares; Outstanding 1994--Amount50,363,728;
  1993--Amount 50,306,301 Shares . . . . . . . . . . . .                                   100,752,612             100,626,322
Paid-In Capital. . . . . . . . . . . . . . . . . . . . .                                   103,966,712             102,234,649
Retained Earnings. . . . . . . . . . . . . . . . . . . .                                 1,071,715,190             996,358,793
Unrealized Gain on Investments, Less Taxes . . . . . . .                                   663,540,007             748,513,998
                                                                                        --------------         ---------------
                                                                                         1,939,974,521           1,947,733,762

Less Treasury Shares at Cost (1994--Amount 12,578 Shares;
  1993--Amount 6,860 Shares) . . . . . . . . . . . . . .                                      (544,323)               (396,165)
                                                                                        --------------         ---------------
    Total Shareholders' Equity . . . . . . . . . . . . .                                 1,939,430,198           1,947,337,597
                                                                                        --------------         ---------------
      Total Liabilities and Shareholders' Equity . . . .                                $4,632,224,155          $4,602,288,494
                                                                                        ==============          ==============

Accompanying notes are an integral part of these financial statements.


               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                   Six Months Ended June 30,                   Three Months Ended June 30,
                                             ------------------------------------          ----------------------------------
Revenues:                                        1994                   1993                   1994                1993
                                             -------------          -------------          ------------          ------------
  Premiums Earned:
   Property and Casualty . . . . .           $ 573,765,314          $ 534,525,705          $292,038,043          $273,274,728
   Life. . . . . . . . . . . . . .              21,190,071             19,736,170            10,460,735             9,980,694
   Accident and Health . . . . . .               3,593,501              3,816,464             1,781,934             1,899,811
                                             -------------          -------------          ------------          ------------
     Net Premiums Earned . . . . .             598,548,886            558,078,339           304,280,712           285,155,233
 Investment Income, Less Expenses.             129,648,340            119,942,700            65,873,768            61,186,062
 Realized Gain on Investments. . .              24,824,622             41,574,209             5,900,547            22,137,391
 Other Income. . . . . . . . . . .               5,501,223              5,136,630             2,765,524             2,592,755
                                             -------------          -------------          ------------          ------------
   Total Revenues. . . . . . . . .             758,523,071            724,731,878           378,820,551           371,071,441
                                             -------------          -------------          ------------          ------------
Benefits & Expenses:
 Ins. Losses and Policyholder Ben.             440,493,384            403,240,130           205,951,288           205,683,728
 Commissions . . . . . . . . . . .             115,248,954            111,281,952            61,785,628            58,113,358
 Other Operating Expenses. . . . .              41,503,681             40,957,227            20,948,284            20,504,810
 Taxes, Licenses & Fees. . . . . .              20,812,382             17,111,758            12,184,832             8,391,786
 Increase in Deferred Acquisition
   Costs Pertaining to Unearned
   Premiums and to Life Policies
   in Force. . . . . . . . . . . .              (1,011,253)            (7,046,891)             (935,530)           (4,646,877)
 Interest Expense. . . . . . . . .               4,245,866              3,719,680             2,307,300             2,076,919
 Other Expenses. . . . . . . . . .               1,369,807              1,496,770               609,870               650,626
                                             -------------          -------------          ------------          ------------
   Total Expenses. . . . . . . . .             622,662,821            570,760,626           302,851,672           290,774,350
                                             -------------          -------------          ------------          ------------
Income Before Income Taxes and Cum.
 Effect of a Change in Acct. Prin.             135,860,250            153,971,252            75,968,879            80,297,091
                                             -------------          -------------          ------------          ------------
Provision (Benefit) for Inc. Taxes:
 Current . . . . . . . . . . . . .              39,298,831             39,364,483            16,944,824            18,630,457
 Deferred. . . . . . . . . . . . .             (11,020,929)            (4,729,375)              (58,823)             (431,694)
                                             -------------          -------------          ------------          ------------
   Total . . . . . . . . . . . . .              28,277,902             34,635,108            16,886,001            18,198,763
                                             -------------          -------------          ------------          ------------
Income Before Cum. Effect of Change
 in Accounting for Income Taxes. .             107,582,348            119,336,144            59,082,878            62,098,328
Cum. Effect of Change in Acct.
 for Income Taxes. . . . . . . . .                     -0-             13,844,678                   -0-                   -0-
                                             -------------          -------------          ------------          ------------
Net Income . . . . . . . . . . . .           $ 107,582,348          $ 133,180,822          $ 59,082,878          $ 62,098,328
                                             =============          =============          ============          ============
(Decrease) Increase in Unrealized
 Gains on Fixed Maturities and
 Equity Investments. . . . . . . .           $(130,729,187)         $  83,941,984          $(22,071,947)         $  7,171,255
Less (Benefit) Provision for
 Federal Income Taxes. . . . . . .             (45,755,196)            28,540,275            (7,725,181)            2,438,227
                                             -------------          -------------          ------------          ------------
(Decrease) Increase in Unrealized
 Gains on Fixed Maturities and
 Equity Investments Less Applicable
 Federal Income Taxes. . . . . . .           $ (84,973,991)         $  55,401,709          $(14,346,766)         $  4,733,028
                                             -------------          -------------          ------------          ------------
Weighted Average Shares Outstanding             52,223,339             52,040,297            52,227,480            52,074,868
                                             -------------          -------------          ------------          ------------
Per Common Share:
 Net Income Before Cum. Effect of
   Change in Acct. for Income Taxes                  $2.09                  $2.33                 $1.15                 $1.21
 Cum. Effect of Change in Acct.
   for Income Taxes. . . . . . . .                     -0-                    .26                   -0-                   -0-
                                                     -----                  -----                 -----                 -----
   Total Net Income. . . . . . . .                   $2.09                  $2.59                 $1.15                 $1.21
                                                     =====                  =====                 =====                 =====
 Cash Dividends Declared . . . . .                   $ .64                  $ .56                 $ .32                $  .28
                                                     =====                  =====                 =====                ======

Accompanying notes are an integral part of these financial statements.


               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                        SIX MONTHS ENDED JUNE 30, 1994
                        ------------------------------

                                     Common Stock                                                                      Unrealized
                            ----------------------------      Treasury           Paid-In           Retained             Gains on
                               Shares           Amount          Stock            Capital           Earnings            Investments
                            -----------     ------------      ---------      -------------      -------------        ------------
Balance December 31,
  l993                       50,313,161      $100,626,322      $(396,165)      $102,234,649      $  996,358,793       $748,513,998

Net Income                                                                                          107,582,348

Effect of Change in
  Accounting for
  Fixed Maturity
  Invest., Net of
  Income Taxes of
  $42,721,703                                                                                                           79,340,305

Change in Unrealized
  Gains on Fixed
  Mat. and Equity
  Invest., Net of
  Income Taxes of
  $88,476,900                                                                                                         (164,314,296)

Dividends Declared                                                                                  (32,225,951)

Purchase of Treasury
  Stock                                                         (148,158)             (1,44)

Stock Issued Upon
  Exercise of
  Stock Options                  63,145           126,290                         1,733,512
                            -----------     ------------      ---------      -------------      -------------        ------------
 Balance June 30,
   1994                      50,376,306      $100,752,612      $(544,323)      $103,966,712      $1,071,715,190       $663,540,007
                             ==========      ============      =========       ============      ==============       ============

Accompanying notes are an integral part of these financial statements.


               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     Six Months Ended June 30,
                                                                               -------------------------------------
                                                                                   1994                   1993
                                                                               ------------           -------------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . .                       $107,582,348           $ 133,180,822
  Adjustments to reconcile operating income to net cash
    provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . .                          4,287,216               4,986,489
    Increase in net unearned premiums. . . . . . . . . .                          1,212,276              15,850,666
    Increase in net life policy reserves . . . . . . . .                         13,817,376              14,388,462
    Increase in net loss and loss expense reserves . . .                         74,058,249              85,699,988
    Increase in net premiums receivable. . . . . . . . .                         (4,378,882)            (10,007,361)
    Increase in deferred acquisition costs . . . . . . .                         (1,011,253)             (7,046,891)
    (Decrease) increase in other liabilities . . . . . .                        (18,621,376)             14,316,918
    Increase in investment income receivable . . . . . .                         (3,975,197)             (3,613,310)
    Increase (Decrease) in policy loans and accounts
      receivable . . . . . . . . . . . . . . . . . . . .                          2,231,123              (9,434,014)
    Decrease in deferred income taxes. . . . . . . . . .                        (11,020,929)            (31,037,256)
    (Decrease) Increase in current income taxes. . . . .                        (10,529,114)              2,757,838
    Realized gain on investments . . . . . . . . . . . .                        (24,824,622)            (41,574,209)
    Other. . . . . . . . . . . . . . . . . . . . . . . .                           (534,368)             (1,114,392)
                                                                               ------------           -------------
      Net cash provided by operating activities. . . . .                        128,292,847             167,353,750
                                                                               ------------           -------------
Cash flows from investing activities:
    Sale of fixed maturities investments . . . . . . . .                         49,031,602              68,070,045
    Maturity of fixed maturities investments . . . . . .                        159,854,590             170,205,719
    Sale of equity securities investments. . . . . . . .                         61,980,975              94,674,317
    Collection of mortgage loans . . . . . . . . . . . .                            484,654                 779,269
    Collection of finance receivables. . . . . . . . . .                          3,216,825               3,223,847
    Purchase of fixed maturities investments . . . . . .                       (260,144,559)           (282,295,165)
    Purchase of equity securities investments. . . . . .                       (160,482,124)           (201,560,132)
    Investment in mortgage loans . . . . . . . . . . . .                         (1,007,740)               (353,699)
    Investment in land, buildings and equipment. . . . .                         (5,922,911)             (4,027,122)
    Investment in finance receivables. . . . . . . . . .                         (4,447,014)             (3,695,663)
    Investment in real estate and other. . . . . . . . .                           (827,190)               (360,818)
                                                                               ------------           -------------
      Net cash used in investing activities. . . . . . .                       (158,262,892)           (155,339,402)
                                                                               ------------           -------------
Cash flows from financing activities:
    Proceeds from stock options exercised. . . . . . . .                          1,859,802               5,468,512
    (Purchase) Issuance of treasury shares . . . . . . .                           (149,607)                 19,300
    Increase in notes payable. . . . . . . . . . . . . .                         30,750,860                 255,687
    Payment of cash dividends to shareholders. . . . . .                        (30,195,376)            (27,012,102)
                                                                               ------------           -------------
      Net cash provided by (used in) financing activities                         2,265,679             (21,268,603)
                                                                               ------------           -------------
Net decrease in cash . . . . . . . . . . . . . . . . . .                        (27,704,366)             (9,254,255)
Cash at beginning of period. . . . . . . . . . . . . . .                         48,113,639              49,982,702
                                                                               ------------           -------------
Cash at end of period. . . . . . . . . . . . . . . . . .                       $ 20,409,273           $  40,728,447
                                                                               ============           =============
Supplemental disclosures of cash flow information
  Interest paid. . . . . . . . . . . . . . . . . . . . .                       $  3,839,554           $   3,883,039
                                                                               ============           =============
  Income taxes paid. . . . . . . . . . . . . . . . . . .                       $ 50,000,000           $  40,000,000
                                                                               ============           =============

Accompanying notes are an integral part of these financial statements.

               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

INVESTMENTS--The Company adopted Statement of Financial Accounting Standards
(SFAS) 115 "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994. With the adoption of SFAS 115, fixed maturities have been classified as available for sale and are stated at fair values at June 30, 1994, while fixed maturities were primarily carried at amortized costs at December 31, 1993. Equity securities are carried at fair values at June 30, 1994 and December 31, 1993.

UNREALIZED GAINS AND LOSSES--As indicated in the accompanying consolidated statement of shareholders' equity for the six-month period ended June 30, 1994, the Company had an unrealized loss of $164,314,296. For the three-month period ended June 30, 1994, the Company had an unrealized loss of $14,346,766. For the six-month period ended June 30, 1994, fixed maturity and equity securities' investments reflected decreases in unrealized gains (net of income tax effects) of $56,690,056 and $107,624,240, respectively. For the three-month period ended June 30, 1994, fixed maturity and equity securities' investments reflected a decrease and increase in unrealized gains (net of income tax effects) of $28,253,967 and $13,907,201, respectively. For the six-month and three-month periods ended June 30, 1993, equity securities' investments reflected increases in unrealized gains (net of income tax effects) of $55,401,709 and $4,733,028, respectively. Such amounts are included as additions to and deductions from shareholders' equity. For the six-month and three-month periods ended June 30, 1993, fixed maturity investments had increases and decreases in unrecognized unrealized gains (net of income tax effects) of $2,626,505 and $5,709,304, respectively.

REINSURANCE--Premiums earned are net of $61,277,857 and $42,856,274 of premium on ceded business; and insurance losses and policyholder benefits are net of $7,563,025 and $17,902,097 of reinsurance recoveries for the six-month periods ended June 30, 1994 and 1993, respectively. Premiums earned are net of $36,692,244 and $23,060,736 of premium on ceded business; and insurance losses and policyholder benefits are net of $4,133,641 and $10,545,194 of reinsurance recoveries for the three-month periods ended June 30, 1994 and 1993, respectively.

NOTE II - STOCK OPTIONS

The Company has primarily qualified stock option plans under which options are granted to employees of the Company at prices which are not less than market price at the date of grant and which are exercisable over a five-year period, or over a ten-year period if granted on or after

July 25, 1990.  On June 30, 1994, outstanding options for Stock Option
Plan No. III totalled 98,984 shares with purchase prices ranging from a low of $13.08 to a high of $26.17 and outstanding options for Stock Option Plan No. IV totalled 736,102 shares with purchase prices ranging from a low of $24.67 to a high of $62.25.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premiums earned for the six months ended June 30, 1994 have increased $40,470,547 (7%) over the six months ended June 30, 1993. Also, premiums earned have increased $19,125,479 (7%) for the three months ended June 30, 1994 over the three months ended June 30, 1993. The premium growth is attributable to new business and rate increases on direct business. The growth rate of our property and casualty subsidiaries is less than last year on both a gross written and earned premium basis for both the six-month and three-month periods because of the continued softness of the commercial lines market. The premium volume of our life and health subsidiary has increased 5% for the six months ended June 30, 1994 and 3% for the three months ended June 30, 1994 compared to the comparable periods of 1993. The premium growth in our life subsidiary is the result of increased life insurance business which was offset by the reduction in accident and health insurance. For the six-month and three-month periods ended June 30, 1994, investment income, net of expenses, has increased $9,705,640 (8%) and $4,687,706 (8%) when compared with the first six months and second three months of 1993, respectively. This increase is the result of the growth of the investment portfolio because of investing cash flows from increased premiums written. The growth rate is less than last year because of lower yields on new investments and less cash flow because of increased catastrophe claim payments.

Realized gains on investments for the six months ended June 30, 1994 amounted to $24,824,622 compared to $41,574,209 for the six-month period ended June 30, 1993, and $5,900,547 for the three-month period ended June 30, 1994 compared to $22,137,391 for the three-month period ended June 30, 1993. The realized gains are predominantly the result of the sale of equity securities and management's decision to realize the gains and reinvest the proceeds at higher yields.

Insurance losses and policyholder benefits (net of reinsurance recoveries) increased $37,253,254 (9%) for the first six months of 1994 over the same period in 1993 and increased $267,560 (0%) for the second quarter when compared to the second quarter of 1993. The losses and benefits of the property and casualty companies have increased $38,294,057 for the six-month period and decreased $908,115 for the second quarter of 1994 compared to the comparable periods of 1993. The losses for the first six months have increased because of the growth of new business and a higher incidence of claims. Losses decreased in the second quarter because of the lower incidence and severity of weather related losses. Catastrophe losses were $18.2 million and $21.3 million, respectively, for the first six months of 1994 and 1993 and were $(.6) million and $10.1 million, respectively, for the second quarter of 1994 and 1993. These losses were substantially higher in the first quarter of 1994 compared to the first quarter of 1993 because of a higher incidence and severity of these weather related claims. The losses for the second quarter of 1994 compared to the same quarter of 1993 were lower because of a lower incidence and severity of claims and favorable claim development on first quarter catastrophe claims.

Policyholder benefits of the life insurance subsidiary decreased $1,040,803 for the first six months of 1994 over the same period in 1993 and increased $1,175,675 for the second quarter when compared to the second quarter of 1993. The majority of the six-month decrease was due to a lower incidence of accident and health claims while the second quarter increase was the result of a higher incidence of death claims and related life benefits.

Taxes, licenses and fees increased $3,700,624 for the first six months of 1994 over the same period in 1993 and increased $3,793,046 for the second quarter when compared to the second quarter of 1993. The increase in taxes is the result of higher state franchise taxes, state corporate income taxes, city taxes on premium collections, and guaranty fund assessments for Hurricane Andrew.

Provision for income taxes, current and deferred, have decreased by $6,357,206 for the first six months of 1994 compared to the first six months of 1993 and have decreased $1,312,762 for the second quarter of 1994 compared to the second quarter of 1993. The decrease in taxes for the first six months is attributable to lower taxable income in our property and casualty companies because of a higher incidence and severity of losses and lower capital gains for the corporation. These decreases more than offset increases in taxable income in the life insurance company, noninsurance companies, and taxable investment income. The decrease in taxes for the second quarter of 1994 compared to 1993 is the result of lower capital gains for the corporation that more than offset increases in taxable income in our property and casualty companies, noninsurance companies, and taxable investment income. The Company did not incur an alternative minimum tax in the first six months nor second quarter of 1994 or 1993.

Notes payable increased $30,750,860 for the first six months and increased $20,238,406 for the second quarter of 1994. The Company borrowed the additional funds to pay for the increased losses in the property and casualty companies instead of paying the losses from cash flow because the Company decided to take advantage of the investment opportunities that were available at that time.

Unrealized appreciation will fluctuate with changes in the overall fixed maturities and equity securities market. Unrealized appreciation related to the Company's equity investment portfolio decreased in the first six months of 1994 by $165,575,724 ($107,624,240 decrease in shareholders' equity, net of deferred income taxes) while, for the first six months of 1993, it increased by $83,941,984 ($55,401,709 increase in shareholders' equity, net of deferred income taxes). Unrealized appreciation related to the Company's equity investment portfolio increased in the second three months of 1994 by $21,395,694 ($13,907,200 increase of shareholders' equity, net of deferred income taxes) while the second three months of 1993, it increased by $7,171,255 ($4,733,028 increase in shareholders' equity, net of deferred taxes). The Company's equity investment portfolio continues to be primarily investments in common stocks of public utility companies and financial institutions.

                                    PART II
                               OTHER INFORMATION


ITEM 1.       Legal Proceedings
              -----------------

The Company is involved in no material litigation other than routine litigation incident to the nature of the insurance industry.


ITEM 2.       Changes in Securities
              ---------------------

There have been no material changes in securities during the second quarter.


ITEM 3.       Defaults Upon Senior Securities
              -------------------------------

The Company has not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.


ITEM 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

No special matters were voted upon by security holders during the second quarter.


ITEM 5.       Other Information
              -----------------

              No matters to report.


ITEM 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              (a)    Exhibit included:

                     Exhibit 11--Statement re Computation of Per Share Earnings.

              (b) The Company was not required to file any reports on Form 8-K during the quarter ended June 30, 1994.

                                               Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    CINCINNATI FINANCIAL CORPORATION
                                                    --------------------------------
                                                    (Registrant)


Date           August 11, 1994
     ---------------------------------------
                                                    By /s/  Robert J. Driehaus
                                                    --------------------------------------------
                                                    Robert J. Driehaus
                                                    Financial Vice President & Treasurer
                                                    (Principal Financial Officer)