Form 10-Q
period 1994-09-30
CINCINNATI FINANCIAL CORP
filed 1994-11-15
CIK 20286

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                           _______________________


                                  FORM 10-Q



          X     Quarterly Report Under Section 13 or 15 (d) of the
        ----    Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1994

        ---- Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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


                       YES   X   .             NO       .
                           ------                 ------

        Securities registered pursuant to Section 12(g) of the Act:

           $2.00 Par Common--50,388,499 shares outstanding at September 30, 1994

           $80,000,000 of 5-1/2% Convertible Senior Debentures Due 2002

                                                              PART I
                                                              ------

ITEM 1.  FINANCIAL STATEMENTS

                                         CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                                  (Unaudited)
                                                                 September 30,     December 30,
                                                                     1994              1993
                                                                --------------    --------------
ASSETS
- - ------
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   40,703,867    $   48,113,639
Investments
  Fixed Maturities (Cost 1994--$1,892,410,000 Fair Value
    1993--$1,881,717,000). . . . . . . . . . . . . . . . .       1,915,333,869     1,759,655,272
  Equity Securities (Cost 1994--$1,294,927,000 Cost
    1993--$1,184,172,000). . . . . . . . . . . . . . . . .       2,311,309,563     2,318,803,191
  Other Invested Assets. . . . . . . . . . . . . . . . . .          38,626,249        38,363,656
  Finance Receivables. . . . . . . . . . . . . . . . . . .          14,621,248        13,010,774
Premiums Receivable. . . . . . . . . . . . . . . . . . . .         138,480,099       134,360,968
Reinsurance Receivable . . . . . . . . . . . . . . . . . .          57,267,823        59,060,502
Prepaid Reinsurance Premiums . . . . . . . . . . . . . . .          26,158,512        23,966,451
Investment Income Receivable . . . . . . . . . . . . . . .          54,420,129        50,120,280
Land, Buildings and Equipment for Company Use (at Cost
  Less Accumulated Depreciation) . . . . . . . . . . . . .          32,850,862        31,336,331
Deferred Acquisition Costs Pertaining to Unearned
  Premiums and to Life Policies in Force . . . . . . . . .         108,622,015       104,090,953
Other Assets . . . . . . . . . . . . . . . . . . . . . . .          39,025,270        21,406,477
                                                                --------------    --------------

        Total Assets                                            $4,777,419,506    $4,602,288,494
                                                                ==============    ==============
LIABILITIES
- - -----------
Insurance Reserves:
  Unearned Premiums. . . . . . . . . . . . . . . . . . . .      $  380,461,691    $  362,012,334
  Life Policy Reserves . . . . . . . . . . . . . . . . . .         365,061,333       345,977,142
  Losses and Loss Expenses . . . . . . . . . . . . . . . .       1,509,061,504     1,402,508,455
Notes Payable. . . . . . . . . . . . . . . . . . . . . . .         119,085,075        78,065,805
5-1/2% Convertible Senior Debentures Due 2002. . . . . . .          80,000,000        80,000,000
Federal Income Taxes
  Current. . . . . . . . . . . . . . . . . . . . . . . . .                 -0-         5,099,591
  Deferred . . . . . . . . . . . . . . . . . . . . . . . .         243,550,032       290,904,126
Other Liabilities. . . . . . . . . . . . . . . . . . . . .          84,535,714        90,383,444
                                                                --------------    --------------

        Total Liabilities                                        2,782,373,349     2,654,950,897
                                                                --------------    --------------

SHAREHOLDERS' EQUITY
- - --------------------
Common Stock, $2 per Share; Authorized 80,000,000
  Shares; Issued 1994--50,401,077; 1993--50,313,161
  Shares; Outstanding 1994--50,388,499; 1993--50,306,301
  Shares . . . . . . . . . . . . . . . . . . . . . . . . .         100,802,154       100,626,322
Paid-In Capital. . . . . . . . . . . . . . . . . . . . . .         104,846,829       102,234,649
Retained Earnings. . . . . . . . . . . . . . . . . . . . .       1,103,142,697       996,358,793
Unrealized Gain on Investments, Less Taxes . . . . . . . .         686,798,800       748,513,998
                                                                --------------    --------------
                                                                 1,995,590,480     1,947,733,762
Less Treasury Shares at Cost (1994--12,578 Shares;
  1993--6,860 Shares). . . . . . . . . . . . . . . . . . .            (544,323)         (396,165)
                                                                --------------    --------------
    Total Shareholders' Equity . . . . . . . . . . . . . .       1,995,046,157     1,947,337,597
                                                                --------------    --------------
        Total Liabilities and Shareholders' Equity . . . .      $4,777,419,506    $4,602,288,494
                                                                ==============    ==============

Accompanying notes are an integral part of these financial statements.

                                         CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                            (UNAUDITED)
                                        Nine Months Ended September 30,     Three Months Ended September 30,
                                        -------------------------------     --------------------------------
                                              1994              1993             1994           1993
                                              ----              ----             ----           ----
Revenues:
 Premiums Earned:
   Property and Casualty . . . . .      $  867,348,118    $  811,594,942    $293,582,804    $277,069,237
   Life. . . . . . . . . . . . . .          32,194,272        29,738,248      11,004,201      10,002,078
   Accident and Health . . . . . .           5,417,645         5,655,888       1,824,144       1,839,424
                                        --------------    --------------    ------------    ------------
     Net Premiums Earned . . . . .         904,960,035       846,989,078     306,411,149     288,910,739
 Investment Income, Less Expenses.         195,516,422       178,253,537      65,868,082      58,310,837
 Realized Gain on Investments. . .          31,504,672        49,283,150       6,680,050       7,708,941
 Other Income. . . . . . . . . . .           8,268,208         7,740,037       2,766,985       2,603,407
                                        --------------    --------------    ------------    ------------
   Total Revenues. . . . . . . . .       1,140,249,337     1,082,265,802     381,726,266     357,533,924
                                        --------------    --------------    ------------    ------------
Benefits & Expenses:
 Ins. Losses and Policyholder Ben.         673,238,888       623,311,430     232,745,504     220,071,300
 Commissions . . . . . . . . . . .         175,685,779       163,739,977      60,436,825      52,458,025
 Other Operating Expenses. . . . .          63,409,776        63,141,293      21,906,095      22,184,066
 Taxes, Licenses & Fees. . . . . .          30,617,436        25,911,654       9,805,054       8,799,896
 Increase in Deferred Acquisition
   Costs Pertaining to Unearned
   Premiums and to Life Policies
   in Force. . . . . . . . . . . .          (4,531,062)      (10,604,426)     (3,519,809)     (3,557,535)
 Interest Expense. . . . . . . . .           7,074,385         5,495,097       2,828,519       1,775,417
 Other Expenses. . . . . . . . . .           2,027,332         2,315,843         657,525         819,073
                                        --------------    --------------    ------------    ------------
   Total Expenses. . . . . . . . .         947,522,534       873,310,868     324,859,713     302,550,242
                                        --------------    --------------    ------------    ------------
Income Before Income Taxes amd Cum.
 Effect of a Change in Acct. Prin.         192,726,803       208,954,934      56,866,533      54,983,682
                                        --------------    --------------    ------------    ------------
Provision (Benefit) for Inc. Taxes:
 Current . . . . . . . . . . . . .          51,715,436        55,009,564      12,416,605      15,645,081
 Deferred. . . . . . . . . . . . .         (14,122,861)       (1,152,792)     (3,101,932)      3,576,583
   Total . . . . . . . . . . . . .          37,592,575        53,856,772       9,314,673      19,221,664
                                        --------------    --------------    ------------    ------------
Income Before Cum. Effect of Change
 in Accounting for Income Taxes. .         155,134,228       155,098,162      47,551,880      35,762,018
Cum. Effect of Change in Acct.
 for Income Taxes. . . . . . . . .                 -0-        13,844,678             -0-             -0-
                                        --------------    --------------    ------------    ------------
Net Income . . . . . . . . . . . .      $  155,134,228    $  168,942,840    $ 47,551,880    $ 35,762,018
                                        ==============    ==============    ============    ============

(Decrease) Increase in Unrealized
 Gains on Fixed Maturities and
 Equity Investments. . . . . . . .      $  (94,946,375)   $  150,616,420    $ 35,782,812    $ 66,674,436
Less (Benefits) Provision for
 Federal Income Taxes. . . . . . .         (33,231,177)       51,876,328      12,524,019      23,336,053
                                        --------------    --------------    ------------    ------------
(Decrease) Increase in Unrealized
 Gains on Fixed Maturities and
 Equity Investments Less Applicable
 Federal Income Taxes. . . . . . .      $  (61,715,198)   $   98,740,092    $ 23,258,793    $ 43,388,383
                                        ==============    ==============    ============    ============
Weighted Average Shares Outstanding         52,208,284        52,056,493      52,233,141      52,188,896
                                        ==============    ==============    ============    ============
Per Common Share:
 Net Income Before Cum. Effect of
   Change in Acct. for Income Taxes              $3.01             $3.04           $ .92           $ .71
 Cum. Effect of Change in Acct.
   for Income Taxes. . . . . . . .                 -0-               .26             -0-             -0-
                                                 -----             -----           -----           -----
   Total Net Income. . . . . . . .               $3.01             $3.30           $ .92           $ .71
                                                 =====             =====           =====           =====

Cash Dividends Declared. . . . . .               $ .96             $ .84           $ .32           $ .28
                                                 =====             =====           =====           =====

Accompanying notes are an integral part of these financial statements.

                                         CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                            (UNAUDITED)

                                               NINE MONTHS ENDED SEPTEMBER 30, 1994
                                               ------------------------------------
                                                                                                         Unrealized
                                Common Stock             Treasury       Paid-In          Retained         Gains on
                           Shares          Amount         Stock         Capital          Earnings        Investments
                           ------          ------        --------       -------          --------        -----------
Balance December 31,
   1993                   50,313,161    $100,626,322    $(396,165)    $102,234,649     $  996,358,793    $748,513,998

Net Income                                                                               155,134,228

Effect of Change in
  Accounting for
  Fixed Maturity
  Invest., Net of
  Income Taxes of
  $42,721,703                                                                                             79,340,305

Change in Unrealized
  Gains on Fixed
  Mat. and Equity
  Invest., Net of
  Income Taxes of
  $75,952,934                                                                                           (141,055,503)

Dividends Declared                                                                       (48,350,324)

Purchase of Treasury
  Stock                                                  (148,158)          (1,449)

Stock Issued Upon
  Exercise of
  Stock Options               87,916         175,832                     2,613,629
                          ----------    ------------    ---------     ------------    --------------    ------------

Balance Sept. 30,
  1994                    50,401,007    $100,802,154    $(544,323)    $104,846,829    $1,103,142,697    $686,798,800
                          ==========    ============    =========     ============    ==============    ============

Accompanying notes are an integral part of these financial statements.

                                         CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)


                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                    1994               1993
                                                                    ----               ----
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . .        $ 155,134,228      $ 168,942,840
  Adjustments to reconcile operating income to net cash
    provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . .            6,753,226          7,538,166
    Increase in net unearned premiums. . . . . . . . . .           16,257,295         27,442,109
    Increase in net life policy reserves . . . . . . . .           19,084,191         22,326,340
    Increase in net loss and loss expense reserves . . .          108,963,728        124,106,816
    Increase in net premiums receivable. . . . . . . . .           (4,119,131)        (9,711,896)
    Increase in deferred acquisition costs . . . . . . .           (4,531,062)       (10,604,426)
    (Decrease) increase in other liabilities . . . . . .           (7,886,286)        13,706,268
    Increase in investment income receivable . . . . . .           (4,299,849)        (3,057,039)
    Increase in policy loans and accounts receivable . .          (13,291,534)        (4,449,598)
    Decrease in deferred income taxes. . . . . . . . . .          (14,122,861)       (27,460,674)
    (Decrease) Increase in current income taxes. . . . .           (9,413,208)         3,402,927
    Realized gain on investments . . . . . . . . . . . .          (31,504,672)       (49,283,150)
    Other. . . . . . . . . . . . . . . . . . . . . . . .              643,293        (1,108,1900)
                                                                -------------      -------------
      Net cash provided by operating activities. . . . .          217,667,358        261,790,493
                                                                -------------      -------------
Cash flows from investing activities:
    Sale of fixed maturities investments . . . . . . . .           66,789,210         79,259,761
    Maturity of fixed maturities investments . . . . . .          181,013,701        229,545,247
    Sale of equity securities investments. . . . . . . .          169,499,008        146,438,596
    Collection of mortgage loans . . . . . . . . . . . .              552,762          2,001,491
    Collection of finance receivables. . . . . . . . . .            4,812,081          4,834,073
    Purchase of fixed maturities investments . . . . . .         (368,896,771)      (385,711,707)
    Purchase of equity securities investments. . . . . .         (259,440,021)      (285,064,459)
    Investment in mortgage loans . . . . . . . . . . . .           (1,139,740)          (548,451)
    Investment in land, buildings and equipment. . . . .           (8,362,392)        (6,132,431)
    Investment in finance receivables. . . . . . . . . .           (6,422,555)        (5,697,118)
    Investment in real estate and other. . . . . . . . .             (829,768)          (562,050)
                                                                -------------      -------------
      Net cash used in investing activities. . . . . . .         (222,424,485)      (221,637,048)
                                                                -------------      -------------
Cash flows from financing activities:
    Proceeds from stock options exercised. . . . . . . .            2,789,461          6,115,916
    (Purchase) Issuance of treasury shares . . . . . . .             (149,607)            19,300
    Increase in notes payable. . . . . . . . . . . . . .           41,019,270            342,077
    Payment of cash dividends to shareholders. . . . . .          (46,311,769)       (41,054,172)
                                                                -------------      -------------
      Net cash provided by (used in) financing activities          (2,652,645)       (34,576,879)
                                                                -------------      -------------
Net decrease in cash . . . . . . . . . . . . . . . . . .           (7,409,772)         5,576,566
Cash at beginning of period. . . . . . . . . . . . . . .           48,113,639         49,982,702
                                                                -------------      -------------

Cash at end of period. . . . . . . . . . . . . . . . . .        $  40,703,867      $  55,559,268
                                                                =============      =============

Supplemental disclosures of cash flow information
  Interest paid. . . . . . . . . . . . . . . . . . . . .        $   5,956,088      $   4,397,363
                                                                =============      =============

  Income taxes paid. . . . . . . . . . . . . . . . . . .        $  61,192,157      $  55,000,000
                                                                =============      =============

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

INVESTMENTS--The Company adopted Statement of Financial Accounting Standards
(SFAS) 115 "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994. With the adoption of SFAS 115, fixed maturities have been classified as available for sale and are stated at fair values at September 30, 1994, while fixed maturities were primarily carried at amortized costs at December 31, 1993. Equity securities are carried at fair values at September 30, 1994 and December 31, 1993.

UNREALIZED GAINS AND LOSSES--As indicated in the accompanying consolidated statement of shareholders' equity for the nine-month period ended September 30, 1994, the Company had an unrealized loss of $141,055,503. For the three-month period ended September 30, 1994, the Company had an unrealized gain of $23,258,793. For the nine-month period ended September 30, 1994, fixed maturity and equity securities' investments reflected decreases in unrealized gains (net of income tax effects) of $64,194,116 and $76,861,387, respectively. For the three-month period ended September 30, 1994, fixed maturity and equity securities' investments reflected a decrease and increase in unrealized gains (net of income tax effects) of $7,504,059 and $30,762,852, respectively. For the nine-month and three-month periods ended September 30, 1993, equity securities' investments reflected increases in unrealized gains (net of income tax effects) of $98,740,092 and $43,338,383, respectively. Such amounts are included as additions to and deductions from shareholders' equity. For the nine-month and three-month periods ended September 30, 1993, fixed maturity investments had increases and decreases in unrecognized unrealized gains (net of income tax effects) of $2,582,170 and $44,335, respectively.

REINSURANCE--Premiums earned are net of $76,486,577 and $65,450,001 of premium on ceded business; and insurance losses and policyholder benefits are net of $14,423,110 and $24,323,145 of reinsurance recoveries for the nine-month periods ended September 30, 1994 and 1993, respectively. Premiums earned are net of $15,208,720 and $22,593,727 of premium on ceded business; and insurance losses and policyholder benefits are net of $6,860,085 and $6,421,048 of reinsurance recoveries for the three-month periods ended September 30, 1994 and 1993, respectively.

NOTE II - STOCK OPTIONS

The Company has primarily qualified stock option plans under which options are granted to employees of the Company at prices which are not less than market price at the date of grant and which are exercisable over a five-year period, or over a ten-year period if granted on or after

July 25, 1990. On September 30, 1994, outstanding options for Stock Option Plan No. III totalled 87,831 shares with purchase prices ranging from a low of $13.08 to a high of $26.17 and outstanding options for Stock Option Plan No. IV totalled 719,299 shares with purchase prices ranging from a low of $24.67 to a high of $62.25.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Premiums earned for the nine months ended September 30, 1994 have increased $57,970,957 (7%) over the nine months ended September 30, 1993. Also, premiums earned have increased $17,500,410 (6%) for the three months ended September 30, 1994 over the three months ended September 30, 1993. The premium growth is attributable to new business and rate increases on direct business. The growth rate of our property and casualty subsidiaries is less than last year on both a gross written and earned premium basis for both the nine-month and three-month periods because of the continued softness of the commercial lines market. The premium volume of our life and health subsidiary has increased 6% for the nine months ended September 30, 1994 and 8% for the three months ended September 30, 1994 compared to the comparable periods of 1993. The premium growth in our life subsidiary is the result of increased life insurance business which was offset by the reduction in accident and health insurance. For the nine-month and three-month periods ended September 30, 1994, investment income, net of expenses, has increased $17,262,885 (10%) and $7,557,245 (13%) when compared with the first nine months and third three months of 1993, respectively. This increase is the result of the growth of the investment portfolio because of investing cash flows from increased premiums written. The growth rate is greater than last year because of higher yields on new investments.

Realized gains on investments for the nine months ended September 30, 1994 amounted to $31,504,672 compared to $49,283,150 for the nine-month period ended September 30, 1993, and $6,680,050 for the three-month period ended September 30, 1994 compared to $7,708,941 for the three-month period ended September 30, 1993. The realized gains are predominantly the result of the sale of equity securities and management's decision to realize the gains and reinvest the proceeds at higher yields.

Insurance losses and policyholder benefits (net of reinsurance recoveries) increased $49,927,458 (8%) for the first nine months of 1994 over the same period in 1993 and increased $12,674,204 (6%) for the third quarter when compared to the third quarter of 1993. The losses and benefits of the property and casualty companies have increased $50,198,651 for the nine-month period and increased $11,904,594 for the third quarter of 1994 compared to the comparable periods of 1993. The losses for the first nine months and the third quarter have increased because of the growth of new business and a higher incidence of claims. Catastrophe losses were $20.4 million and $22.6 million, respectively, for the first nine months of 1994 and 1993 and were $2.2 million and $1.3 million, respectively, for the third quarter of 1994 and 1993. These losses were higher in the first quarter and third quarter of 1994 compared to the first quarter and third quarter of 1993 because of a higher incidence and severity of these weather related claims. The losses for the second quarter of 1994 compared to the same quarter of 1993 were lower because of a lower incidence and severity of claims and favorable claim development on first quarter catastrophe claims.

Policyholder benefits of the life insurance subsidiary decreased $271,193 for the first nine months of 1994 over the same period in 1993 and increased $769,610 for the third quarter when compared to the third quarter of 1993. The nine-month decrease was due to a lower incidence of accident and health claims while the third quarter increase was the result of a higher incidence of death claims and related life benefits.

Commission expenses increased $7,978,800 for the third quarter of 1994 compared to the third quarter of 1993. This increase is mainly attributable to the increases in new business and the effects of underwriting results before catastrophe losses on accruals for contingent commission expense.

Taxes, licenses and fees increased $4,705,782 for the first nine months of 1994 over the same period in 1993 and increased $1,005,158 for the third quarter when compared to the third quarter of 1993. The increase in taxes is the result of higher state franchise taxes, state corporate income taxes, city taxes on premium collections, and guaranty fund assessments for Hurricane Andrew.

Provision for income taxes, current and deferred, have decreased by $16,264,197 for the first nine months of 1994 compared to the first nine months of 1993 and have decreased $9,906,991 for the third quarter of 1994 compared to the third quarter of 1993. The decrease in taxes for the first nine months is attributable to lower income before taxes and the effect of the 1993 tax rate change. The taxes for the third quarter decreased because of the tax rate change. The tax rate change increased taxes for the third quarter 1993 and year-to-date 1993 by $9,907,324. Included in this amount was the income tax expense of $11,249,403 resulting from the effect of the tax rate change on unrealized appreciation of equity investments. The Company did not incur an alternative minimum tax in the first nine months nor third quarter of 1994 or 1993.

Notes payable increased $41,019,270 for the first nine months and increased $10,268,410 for the third quarter of 1994. The Company borrowed the additional funds to pay for the increased losses in the property and casualty companies instead of paying the losses from cash flow because the Company decided to take advantage of the investment opportunities that were available at that time.

Unrealized appreciation will fluctuate with changes in the overall fixed maturities and equity securities market. Unrealized appreciation related to the Company's equity investment portfolio decreased in the first nine months of 1994 by $118,248,206 ($76,861,387 decrease in shareholders' equity, net of deferred income taxes) while, for the first nine months of 1993, it increased by $150,616,420 ($98,740,092 increase in shareholders' equity, net of deferred income taxes). Unrealized appreciation related to the Company's equity investment portfolio increased in the third three months of 1994 by $47,327,518 ($30,762,853 increase of shareholders' equity, net of deferred income taxes) while the third three months of 1993, it increased by $66,674,436 ($43,338,383 increase in shareholders' equity, net of deferred taxes). The Company's equity investment portfolio continues to be primarily investments in common stocks of public utility companies and financial institutions.

                                   PART II
                              OTHER INFORMATION


ITEM 1.   Legal Proceedings
          -----------------

The Company is involved in no material litigation other than routine litigation incident to the nature of the insurance industry.


ITEM 2.   Changes in Securities
          ---------------------

There have been no material changes in securities during the third quarter.


ITEM 3.   Defaults Upon Senior Securities
          -------------------------------

The Company has not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.


ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

No special matters were voted upon by security holders during the third quarter.


ITEM 5.   Other Information
          -----------------

          No matters to report.


ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits included:

               Exhibit 11--Statement re Computation of Per Share Earnings.
               Exhibit 27--Financial Data Schedule

          (b) The Company was not required to file any reports on Form 8-K during the quarter ended September 30, 1994.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                           CINCINNATI FINANCIAL CORPORATION
                                          ----------------------------------
                                          (Registrant)

Date     November 14, 1994
    ---------------------------
                                          By /s/   Robert J. Driehaus
                                          ----------------------------------
                                          R. J. Driehaus
                                          Financial Vice President & Treasurer
                                          (Principal Financial Officer)