Form 10-Q/A
period 1994-09-30
CINCINNATI FINANCIAL CORP
filed 1994-12-01
CIK 20286

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                           _______________________


                                  FORM 10-Q/A



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

                                                              PART I
                                                              ------

ITEM 1.  FINANCIAL STATEMENTS

                                         CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                                  (Unaudited)
                                                                 September 30,     December 30,
                                                                     1994              1993
                                                                --------------    --------------
ASSETS
- ------
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   40,703,867    $   48,113,639
Investments
  Fixed Maturities (Cost 1994--$1,892,410,000 Fair Value
    1993--$1,881,717,000). . . . . . . . . . . . . . . . .       1,915,333,869     1,759,655,272
  Equity Securities (Cost 1994--$1,294,927,000 Cost
    1993--$1,184,172,000). . . . . . . . . . . . . . . . .       2,311,309,563     2,318,803,191
  Other Invested Assets. . . . . . . . . . . . . . . . . .          38,626,249        38,363,656
  Finance Receivables. . . . . . . . . . . . . . . . . . .          14,621,248        13,010,774
Premiums Receivable. . . . . . . . . . . . . . . . . . . .         138,480,099       134,360,968
Reinsurance Receivable . . . . . . . . . . . . . . . . . .          57,267,823        59,060,502
Prepaid Reinsurance Premiums . . . . . . . . . . . . . . .          26,158,512        23,966,451
Investment Income Receivable . . . . . . . . . . . . . . .          54,420,129        50,120,280
Land, Buildings and Equipment for Company Use (at Cost
  Less Accumulated Depreciation) . . . . . . . . . . . . .          32,850,862        31,336,331
Deferred Acquisition Costs Pertaining to Unearned
  Premiums and to Life Policies in Force . . . . . . . . .         108,622,015       104,090,953
Other Assets . . . . . . . . . . . . . . . . . . . . . . .          39,025,270        21,406,477
                                                                --------------    --------------

        Total Assets                                            $4,777,419,506    $4,602,288,494
                                                                   ==============    ==============
LIABILITIES
- -----------
Insurance Reserves:
  Unearned Premiums. . . . . . . . . . . . . . . . . . . .      $  380,461,691    $  362,012,334
  Life Policy Reserves . . . . . . . . . . . . . . . . . .         365,061,333       345,977,142
  Losses and Loss Expenses . . . . . . . . . . . . . . . .       1,509,679,504     1,402,508,455
Notes Payable. . . . . . . . . . . . . . . . . . . . . . .         119,085,075        78,065,805
5-1/2% Convertible Senior Debentures Due 2002. . . . . . .          80,000,000        80,000,000
Federal Income Taxes
  Current. . . . . . . . . . . . . . . . . . . . . . . . .                 -0-         5,099,591
  Deferred . . . . . . . . . . . . . . . . . . . . . . . .         243,550,032       290,904,126
Other Liabilities. . . . . . . . . . . . . . . . . . . . .          84,535,714        90,383,444
                                                                --------------    --------------

        Total Liabilities                                        2,782,373,349     2,654,950,897
                                                                --------------    --------------


SHAREHOLDERS' EQUITY
- --------------------
Common Stock, $2 per Share; Authorized 80,000,000
  Shares; Issued 1994--50,401,077; 1993--50,313,161
  Shares; Outstanding 1994--50,388,499; 1993--50,306,301
  Shares . . . . . . . . . . . . . . . . . . . . . . . . .         100,802,154       100,626,322
Paid-In Capital. . . . . . . . . . . . . . . . . . . . . .         104,846,829       102,234,649
Retained Earnings. . . . . . . . . . . . . . . . . . . . .       1,103,142,697       996,358,793
Unrealized Gain on Investments, Less Taxes . . . . . . . .         686,798,800       748,513,998
                                                                --------------    --------------
                                                                 1,995,590,480     1,947,733,762
Less Treasury Shares at Cost (1994--12,578 Shares;
  1993--6,860 Shares). . . . . . . . . . . . . . . . . . .            (544,323)         (396,165)
                                                                --------------    --------------
    Total Shareholders' Equity . . . . . . . . . . . . . .       1,995,046,157     1,947,337,597
                                                                --------------    --------------
        Total Liabilities and Shareholders' Equity . . . .      $4,777,419,506    $4,602,288,494
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


ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits included:

               * Exhibit 11--Statement re Computation of Per Share Earnings.
               * Exhibit 27--Financial Data Schedule

          (b) The Company was not required to file any reports on Form 8-K during the quarter ended September 30, 1994.

          * Previously filed.

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

Date     December 1, 1994
    ---------------------------
                                          By /s/   Robert J. Driehaus
                                          ----------------------------------
                                          R. J. Driehaus
                                          Financial Vice President & Treasurer
                                          (Principal Financial Officer)