Form 10-K
CINCINNATI FINANCIAL CORP
filed 1995-03-30
CIK 20286

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1994          Commission file number
                                                             0-4604


                        CINCINNATI FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Ohio                                31-0746871
   --------------------------------            --------------------
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)             Identification No.)

  6200 S. Gilmore Road, Fairfield, Ohio              45014-5141
-----------------------------------------         ---------------
 (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (513)870-2000

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                                                     Exchange on Which
      Title of Each Class                                Registered
      -------------------                            -----------------
       $2.00 Par, Common                              Over The Counter
5-1/2% Convertible Senior Debentures Due 2002         Over The Counter

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                                ----       ----

        The aggregate market value of voting stock held by nonaffiliates of Cincinnati Financial Corporation was $2,274,194,981 as of March 1, 1995.

        As of March 1, 1995, there were 50,465,998 shares of common stock outstanding.


                      Documents Incorporated by Reference
                      -----------------------------------

        Annual Report to Shareholders for year ended December 31, 1994 (in part) into Parts I, II and IV and Registrant's Proxy Statement dated February 27, 1995 into Parts I, III and IV.

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

1. The Cincinnati Life Insurance Company ("CLIC") incorporated in 1987 under the laws of Ohio for the purpose of acquiring the business of Inter-Ocean and The Life Insurance Company of Cincinnati. CLIC acquired The Life Insurance Company of Cincinnati and Inter-Ocean Insurance Company on February 1, 1988. CLIC is engaged in the sale of life insurance and accident and health insurance in 46 states and the District of Columbia.

2. The Cincinnati Casualty Company ("CCC") (formerly the Queen City Indemnity Company), incorporated in 1972 under the laws of Ohio, is engaged in the fire and casualty insurance business on a direct billing basis in 29 states. The business of CIC and CCC is conducted separately, and there are no plans for combining the business of said companies.

3. The Cincinnati Indemnity Company ("CID"), incorporated in 1988 under the laws of Ohio, is engaged in the writing of nonpreferred personal and casualty lines of insurance in 21 states. The business of CIC and CID is conducted separately, and there are no plans for combining the business of said companies.

        CFC-I, organized in 1970, owns certain real estate in the Greater Cincinnati area and is in the business of leasing or financing various items, principally automobiles, trucks, computer equipment, machine tools, construction equipment, and office equipment.

        Industry segment information for operating profits and identifiable assets is included on page 30 of the Company's Annual Report to Shareholders and is incorporated herein by reference (see Exhibit 13 to this filing).

        As more fully discussed in pages 7 through 12 in the Company's Annual Report to Shareholders, incorporated herein by reference (see Exhibit 13 to this filing), the company sells insurance primarily in the Midwest and Southeast through a network of a limited number (974 in 25 states at December 31, 1994) of selectively appointed independent agents, most of whom own stock in the Company. Gross written premiums by property/casualty lines increased 5.8% to $1.287 billion in 1994. The Company's mix of property/casualty business did not change significantly in 1994. Life and accident and health insurance (which constituted only 4% of the Company's premium income for 1994) is also sold primarily through property/casualty agencies and did not change significantly in 1994.

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

        The two tables are used to present an analysis of losses and LAE. The first table, providing a reconciliation of beginning and ending liability balances for 1994, 1993, and 1992, is on page 27 in the Company's Annual Report to Shareholders, incorporated herein by reference (see Exhibit 13 to this filing). The second table, showing the development of the estimated liability for the ten years prior to 1994 is presented on the next page.

        The reconciliation shows a 1994 recognition of $92,892,000 redundancy in the December 31, 1993 liability. This redundancy is due in part to the effects of settling case reserves established in prior years for less than expected and also in part to the over estimation of the severity of IBNR losses. Average severity continues to increase primarily because of increases in medical costs related to workers' compensation and auto liability insurance. Litigation expenses for recent court cases on pending liability claims continue to be very costly; and judgments continue to be high and difficult to estimate. Also, reserves for environmental claims have been reviewed and the Company believes that the reserves are adequate. Exposures are minimal as a result of the types of risks we have insured in the past. Historically, most commercial accounts written post-date the coverages which afford clean up costs and superfund responses.

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

                                                 ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
                                                                   (Millions of Dollars)

Year Ended December 31     1984     1985      1986      1987      1988      1989       1990      1991      1992      1993      1994
----------------------     ----     ----      ----      ----      ----      ----       ----      ----      ----      ----      ----
Net Liability for Unpaid
  Losses and Loss
Adjustment Expenses        $212     $272      $377      $534      $631      $742       $833      $986     $1,138    $1,293    $1,432

Net Liability
  Reestimated as of:

One Year Later              229      344       444       548       671       751        869       956      1,098     1,200
Two Years Later             266      382       460       584       634       747        816       928        993
Three Years Later           279      382       480       544       622       696        795       823
Four Years Later            284      383       452       535       596       676        723
Five Years Later            280      370       447       523       580       635
Six Years Later             273      370       443       508       551
Seven Years Later           272      367       429       496
Eight Years Later           274      364       431
Nine Years Later            275      366
Ten Years Later             277

Net Cumulative
  Redundancy (Deficiency)  $(65)    $(94)     $(54)     $ 38      $ 80      $107       $110      $163       $145    $   93
                           ====     ====      ====      ====      ====      ====       ====      ====       ====    ======
Net Cumulative Amount of
  Liability Paid
  Through:

One Year Later              $99     $137      $153      $178      $204      $238       $232      $280       $310    $  343
Two Years Later             159      217       247       292       321       356        397       440        498
Three Years Later           198      266       313       362       390       446        493       546
Four Years Later            220      300       351       398       441       497        552
Five Years Later            237      316       367       427       467       528
Six Years Later             245      324       387       441       485
Seven Years Later           247      338       394       454
Eight Years Later           253      340       402
Nine Years Later            255      348
Ten Years Later             261

Gross Liability--End of Year                                                                              $1,200    $1,365    $1,510
Reinsurance Recoverable                                                                                       62        72        78
                                                                                                          ------    ------    ------
Net Liability--End of Year                                                                                $1,138    $1,293    $1,432
                                                                                                          ======    ======    ======
Gross Reestimated Liability--Latest                                                                       $1,050    $1,265
Reestimated Recoverable--Latest                                                                               57        65
Net Reestimated Liability--Latest                                                                         ------    ------
                                                                                                          $  993    $1,200
                                                                                                          ======    ======
Gross Cumulative Redundancy                                                                               $  145    $   93
                                                                                                          ======    ======


        The table above presents the development of balance sheet liabilities for 1984 through 1994. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for individual years.

        The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1987 liability has developed a $38,000,000 redundancy over seven years and has been reflected in income over the seven years. The effects on income of the past three years of changes in estimates of the liabilities for losses and LAE for all accident years is shown in the reconciliation table.

        The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 1994, the Company had paid $454,000,000 of the currently estimated $496,000,000 of losses and LAE that have been incurred as of the end of 1987; thus an estimated $42,000,000 of losses incurred as of the end of 1987 remain unpaid as of the current financial statement date.

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

        The Company limits the maximum net loss that can arise by large risks or risks concentrated in areas of exposure by reinsuring (ceding) with other insurers or reinsurers. Related thereto, the Company's retention levels were last increased from $750,000 to $1,000,000 during 1989. Management presently intends to raise such retention levels in 1995 to $2,000,000. The Company reinsures with only financially sound companies. The composition of its reinsurers has not changed, and the Company has not experienced any uncollectible reinsurance amounts or coverage disputes with its reinsurers in more than ten years.

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

        As of December 31, 1994, CFC employed 2,110 persons.

ITEM 2.   PROPERTIES
          ----------

        CFC-I owns a fully leased 85,000 square feet office building in downtown Cincinnati that is currently leased to Proctor and Gamble Company, a non-affiliated company, on a net, net, net lease basis. This property is carried in the financial statements at $691,040 as of December 31, 1994.


        CFC-I also owns the Home Office building located on 75 acres of land in Fairfield, Ohio. This building contains approximately 380,000 square feet.
The John J. and Thomas R. Schiff & Company occupies approximately 5,350 square feet, and the balance of the building is occupied by CFC and its subsidiaries. The property is carried in the financial statements at $12,870,631 as of December 31, 1994.

        CFC-I also owns the Fairfield Executive Center which is located on the northwest corner of the home office property in Fairfield, Ohio. This is a four-story office building containing approximately 124,000 square feet. CFC and its subsidiaries occupy approximately 9% of the building, unaffiliated tenants occupy approximately 89% of the building, and the balance is currently available for lease. The property is carried in the financial statements at $10,441,164 as of December 31, 1994.

        The CLIC owns a four-story office building in the Tri-County area of Cincinnati containing approximately 127,000 square feet. At the present time, 100% of the building is currently being leased. This property is carried in the financial statements at $4,982,622 as of December 31, 1994.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

        The Company is involved in no material litigation other than routine litigation incident to the nature of the insurance industry.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

        CFC filed with the commission on February 27, 1995, definitive proxy statements and annual reports pursuant to Regulation 14A. Material filed was the same as that described in Item 4 and is incorporated herein by reference. No matters were submitted during the fourth quarter.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          -----------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

        This information is included in the Annual Report of the Registrant to its shareholders on page 5 for the year ended December 31, 1994 and is incorporated herein by reference (see Exhibit 13 to this filing).

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

        This information is included in the Annual Report of the Registrant to its shareholders on pages 18 and 19 for the year ended December 31, 1994 and is incorporated herein by reference (see Exhibit 13 to this filing).

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          ---------------------------------------
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
          ----------------------------------------------

        This information is included in the Annual Report of the Registrant to its shareholders on pages 31 and 32 for the year ended December 31, 1994 and is incorporated herein by reference (see Exhibit 13 to this filing).

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          (a)      Financial Statements
                   The following consolidated financial statements of the Registrant and its subsidiaries, included in the Annual Report of the Registrant to its shareholders on pages 19 to 29 for the year ended December 31, 1994, are incorporated herein by reference (see Exhibit 13 to this filing).


                   Independent Auditors' Report
                   Consolidated Balance Sheets--December 31, 1994 and 1993 Consolidated Statements of Income--Years ended
                    December 31, 1994, 1993, and 1992
                   Consolidated Statements of Shareholders' Equity--Years
                    ended December 31, 1994, 1993, and 1992
                   Consolidated Statements of Cash Flows--Years ended
                    December 31, 1994, 1993, and 1992.

                   Notes to Consolidated Financial Statements

          (b)      Supplementary Data
                   Selected quarterly financial data, included in the Annual Report of the Registrant to its shareholders on Page 1 for the year ended December 31, 1994, is incorporated herein by reference (see Exhibit 13 to this filing).

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          -----------------------------------------------------------
          AND FINANCIAL DISCLOSURE
          ------------------------

        There were no disagreements on accounting and financial disclosure requirements with accountants within the last 24 months prior to December 31, 1994.

                                    PART III

        CFC filed with the Commission on February 27, 1995 definitive proxy statements pursuant to regulation 14-A. Material filed was the same as that described in Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; Item 13, Certain Relationships and Related Transactions, and is incorporated herein by reference.

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

              2. Financial Statement Schedules and Independent Auditors'
                 Report:
                 Independent Auditors' Report
                 Schedule   I--Summary of Investments
                               Other than Investments in Related Parties
                 Schedule III--Supplementary Insurance Information
                 Schedule  IV--Reinsurance
                 Schedule  VI--Supplemental Information Concerning
                               Property-Casualty Insurance Operations

                 All other schedules are omitted because they are not required, inapplicable or the information is included in the financial statements or notes thereto.


              3. Exhibits:
                 --------
                 Exhibit 11--Statement re computation of per share
                   earnings for years ended December 31, 1994, 1993, and 1992
                 Exhibit 13--Material incorporated by reference from the
                   annual report of the registrant to its shareholders for the year ended December 31, 1994
                 Exhibit 21--Subsidiaries of the registrant--information
                   contained in Part I of this report.
                 Exhibit 22--Notice of Annual Meeting of Shareholders and
                   Proxy Statement dated February 27, 1995 filed with Securities and Exchange Commission, Washington, D.C., 20549
                 Exhibit 23--Independent Auditors' Consent
                 Exhibit 27--Financial Data Schedule
                 Exhibit 28--Information from reports furnished to state
                   insurance regulatory authorities

              (b) Reports on Form 8-K--NONE

INDEPENDENT AUDITORS' REPORT

To The Shareholders and Board of Directors of
Cincinnati Financial Corporation

We have audited the consolidated financial statements of Cincinnati Financial Corporation and its subsidiaries as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 13, 1995; such consolidated financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Cincinnati Financial Corporation and its subsidiaries listed in Item 14(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


/S/ Deloitte & Touche LLP


Cincinnati, Ohio
February 13, 1995

SCHEDULE I
               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
       SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1994

                                                                       (000 omitted)
                                                                                                  Amount at
                                                                                                 which shown
                                                                              Fair               in balance
                    Type of Investment                  Cost                  Value                 sheet
                    ------------------                  ----                  -----              -----------

Fixed Maturities:
     Bonds:
         United States Government and
         government agencies and
         authorities
             The Cincinnati Indemnity Company . .    $      200                $      205         $      205
             The Cincinnati Casualty Company. . .           150                       139                139
             The Cincinnati Life Insurance
                Company . . . . . . . . . . . . .         3,750                     3,793              3,793
                                                     ----------                ----------         ----------
      Total. . . . . . . . . . . . . . . . . . .          4,100                     4,137              4,137
                                                     ----------                ----------         ----------
      States, municipalities and political
          subdivisions:
             The Cincinnati Insurance Company. .        706,304                   698,553            698,553
             The Cincinnati Indemnity Company. .          4,844                     4,919              4,919
             The Cincinnati Casualty Company . .         62,581                    61,851             61,851
             The Cincinnati Life Insurance
                Company  . . . . . . . . . . . .          4,266                     4,164              4,164
                                                     ----------                ----------         ----------
      Total  . . . . . . . . . . . . . . . . . .        777,995                   769,487            769,487
                                                     ----------                ----------         ----------
      Public Utilities:
             The Cincinnati Insurance Company. .         34,695                    32,293             32,293
             The Cincinnati Casualty Company . .          8,999                     9,030              9,030
             The Cincinnati Life Insurance
                Company  . . . . . . . . . . . .         34,653                    33,423             33,423
                                                     ----------                ----------         ----------
      Total  . . . . . . . . . . . . . . . . . .         78,347                    74,746             74,746
                                                     ----------                ----------         ----------
      Convertibles and Bonds with warrants
          attached:
             The Cincinnati Insurance Company. .        144,302                   144,210            144,210
             The Cincinnati Casualty Company . .          2,550                     2,247              2,247
             The Cincinnati Life Insurance
                Company  . . . . . . . . . . . .         25,435                    24,442             24,442
             Cincinnati Financial Corporation. .         10,289                     9,438              9,438
                                                     ----------                ----------         ----------
      Total  . . . . . . . . . . . . . . . . . .        182,576                   180,337            180,337
                                                     ----------                ----------         ----------
      All other Corporate Bonds:
             The Cincinnati Insurance Company . .       327,768                   329,512            329,512
             The Cincinnati Indemnity Company . .        16,984                    16,686             16,686
             The Cincinnati Casualty Company  . .        62,851                    63,135             63,135
             The Cincinnati Life Insurance
                Company . . . . . . . . . . . . .       314,541                   305,813            305,813
             Cincinnati Financial Corporation . .       211,152                   199,263            199,263
                                                     ----------                ----------         ----------
      Total . . . . . . . . . . . . . . . . . . .       933,296                   914,409            914,409
                                                     ----------                ----------         ----------
      TOTAL FIXED MATURITIES                         $1,976,314                $1,943,116         $1,943,116
                                                     ----------                ----------         ----------

                                                                     (000 omitted)
                                                                                                   Amount at
                                                                                                  which shown
                                                                                Fair               in balance
                    Type of Investment              Cost                       Value                 sheet
                    ------------------              ----                       -----              -----------
Equity Securities:
     Common Stocks
         Public Utilities
            The Cincinnati Insurance Company. .   $   69,438                $  160,820            $  160,820
            The Cincinnati Indemnity Company. .          884                       878                   878
            The Cincinnati Casualty Company . .       13,062                    16,556                16,556
            The Cincinnati Life Ins. Company. .       36,035                    72,142                72,142
            Cincinnati Financial Corp . . . . .       80,375                   267,887               267,887
                                                  ----------                ----------            ----------
         Total . . . . . . . . . . . . . . . .       199,794                   518,283               518,283
                                                  ----------                ----------            ----------
         Banks, trust and insurance companies
            The Cincinnati Insurance Company. .       46,870                   178,272               178,272
            The Cincinnati Casualty Company . .        1,716                    10,080                10,080
            The Cincinnati Life Ins. Company. .        4,596                    13,751                13,751
            Cincinnati Financial Corporation. .      245,621                   622,546               622,546
                                                  ----------                ----------            ----------
         Total . . . . . . . . . . . . . . . .       298,803                   824,649               824,649
                                                  ----------                ----------            ----------
     Industrial miscellaneous and all other
         The Cincinnati Insurance Company. . .       151,546                   227,459               227,459
         The Cincinnati Indemnity Company. . .         7,191                     7,160                 7,160
         The Cincinnati Casualty Company . . .        15,582                    17,028                17,028
         The Cincinnati Life Ins. Company. . .        23,140                    34,343                34,343
         Cincinnati Financial Corporation. . .        37,485                    46,976                46,976
                                                  ----------                ----------            ----------
     Total . . . . . . . . . . . . . . . . .         234,944                   332,966               332,966
                                                  ----------                ----------            ----------
     Nonredeemable preferred stocks
         The Cincinnati Insurance Company. . .       431,553                   427,516               427,516
         The Cincinnati Casualty Company . . .        13,443                    14,535                14,535
         The Cincinnati Life Ins. Company. . .       102,967                   104,019               104,019
         Cincinnati Financial Corporation. . .         7,940                     8,279                 8,279
                                                  ----------                ----------            ----------
     Total . . . . . . . . . . . . . . . . .         555,903                   554,349               554,349
                                                  ----------                ----------            ----------
     TOTAL EQUITY SECURITIES . . . . . . . .      $1,289,444                $2,230,247            $2,230,247
                                                  ----------                ----------            ----------
     Mortgage loans on real estate
         The Cincinnati Life Ins. Company. . .    $    2,110                XXXXXXXXXX            $    2,110
         CFC-I Investment Company  . . . . . .         3,485                XXXXXXXXXX                 3,485
                                                  ----------                                      ----------
     Total   . . . . . . . . . . . . . . . .           5,595                XXXXXXXXXX                 5,595
                                                  ----------                                      ----------
     Real Estate
         The Cincinnati Life Ins. Company. . .         4,983                XXXXXXXXXX                 4,983
         CFC-I Investment Company  . . . . . .        11,132                XXXXXXXXXX                11,132
                                                  ----------                                      ----------
     Total . . . . . . . . . . . . . . . . .          16,115                XXXXXXXXXX                16,115
                                                  ----------                                      ----------
     Policy Loans
         The Cincinnati Life Ins. Company. . .        17,106                XXXXXXXXXX                17,106
                                                  ----------                                      ----------
     TOTAL OTHER INVESTED ASSETS . . . . . .          38,816                XXXXXXXXXX                38,816
                                                  ----------                                      ----------
     TOTAL INVESTMENTS . . . . . . . . . . .      $3,304,574                XXXXXXXXXX            $4,212,179
                                                  ==========                                      ==========

SCHEDULE III
                CINCINNATI FINANCIAL CORPORATION & SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
               FOR YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
                                 (000 omitted)
Column A            Column B   Column C       Column D     Column E   Column F      Column G    Column H
-----------------------------------------------------------------------------------------------------------
                                Future
                                Policy
                               Benefits,                    Other                              Benefits,
                   Deferred     Losses,                     Policy                               Claims
                    Policy     Claims &                    Claims &                   Net       Losses &
                 Acquisition    Expense        Unearned    Benefits   Premium      Investment  Settlement
Segment              Cost       Losses         Premiums    Payable    Revenue        Income     Expenses
-----------------------------------------------------------------------------------------------------------
1994
Property
 and Liability
 Insurance      $ 69,169       $1,510,150      $377,764    $24,654    $1,169,940    $165,260     $854,804
Life/Health
 Insurance        40,334          378,432         1,655     11,856        49,093      48,339       46,010
                --------       ----------      --------    -------    ----------    --------     --------
Total           $109,503       $1,888,582      $379,419    $36,510    $1,219,033    $213,599     $900,814
                ========       ==========      ========    =======    ==========    ========     ========
1993
Property
 and Liability
 Insurance      $ 64,086       $1,365,052      $357,515    $21,582    $1,092,135    $168,190     $788,318
Life/Health
 Insurance        40,005          354,028         1,762     10,557        48,656      45,844       44,160
                --------       ----------      --------    -------    ----------    --------     --------
Total           $104,091       $1,719,080      $359,277    $32,139    $1,140,791    $214,034     $832,478
                ========       ==========      ========    =======    ==========    ========     ========
1992
Property
 and Liability
 Insurance      $ 58,883       $1,200,182      $321,173    $19,688    $  992,335    $156,958     $721,800
Life/Health
 Insurance        38,451          322,682         1,297     12,334        46,437      44,328       44,310
                --------       ----------      --------    -------    ----------    --------     --------
Total           $ 97,334       $1,522,864      $322,470    $32,022    $1,038,772    $201,286     $766,110
                ========       ==========      ========    =======    ==========    ========     ========
Column A              Column I      Column J       Column K
-----------------------------------------------------------------


                     Amortization
                      of Deferred
                        Policy       Other
                     Acquisition   Operating        Premium
Segment                 Costs       Expenses        Written
-----------------------------------------------------------------
1994
Property
 and Liability
 Insurance            $64,086       $260,975       $1,190,824
Life/Health
 Insurance              8,824         14,579            7,204(4)
                      -------       --------       ----------
Total                 $72,910       $275,554       $1,198,028
                      =======       ========       ==========
1993
Property
 and Liability
 Insurance            $58,883       $252,456       $1,123,780
Life/Health
 Insurance              7,760         13,146            7,459(4)
                      -------       --------       ----------
Total                 $66,643       $265,602       $1,131,239
                      =======       ========       ==========
1992
Property
 and Liability
 Insurance            $55,157       $241,983       $1,014,971
Life/Health
 Insurance              9,719         13,343            8,402(4)
                      -------       --------       ----------
Total                 $64,876       $255,326       $1,023,373
                      =======       ========       ==========

Notes to Schedule III:
---------------------

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


SCHEDULE IV
               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                                  REINSURANCE
               FOR YEARS ENDING DECEMBER 31, 1994, 1993, AND 1992
                                 (000 omitted)

        Column A                             Column B           Column C          Column D          Column E           Column F
       ---------                             --------           --------          --------          --------           -------

                                                                Ceded to           Assumed                           Percentage of
                                              Gross               Other           from Other           Net           Amount Assumed
                                              Amount            Companies         Companies           Amount            to Net
-------------------------------------------------------------------------------------------------------------------------------
1994
----

Life Insurance in Force                      $7,473,906          $855,389          $ 23,102          $6,641,619            .3%
                                             ==========          ========          ========          ==========

Premiums
  Life/Health Insurance                      $   52,251          $  3,303          $    145          $   49,093            .3%
  Property/Liability Ins.                     1,207,036           100,842            63,746           1,169,940           5.4%
                                             ----------          --------          --------          ----------
    Total Premiums                           $1,259,287          $104,145          $ 63,891          $1,219,033           5.2%
                                             ==========          ========          ========          ==========


1993
----

Life Insurance in Force                      $6,740,142          $761,452          $ 25,712          $6,004,402            .4%
                                             ==========          ========          ========          ==========

Premiums
  Life/Health Insurance                      $   51,011          $  2,521          $    166          $   48,656            .3%
  Property/Liability Ins.                     1,114,330            87,820            65,625           1,092,135           6.0%
                                             ----------          --------          --------          ----------
    Total Premiums                           $1,165,341          $ 90,341          $ 65,791          $1,140,791           5.8%
                                             ==========          ========          ========          ==========


1992
----

Life Insurance in Force                      $6,079,681          $640,756          $ 31,540          $5,470,465            .6%
                                             ==========          ========          ========          ==========

Premiums
  Life/Health Insurance                      $   48,655          $  2,432          $    214          $   46,437            .5%
  Property/Liability Ins.                     1,017,814            72,415            46,936             992,335           4.7%
                                             ----------          --------          --------          ----------
    Total Premiums                           $1,066,469          $ 74,847          $ 47,150          $1,038,772           4.5%
                                             ==========          ========          ========          ==========

SCHEDULE VI

                CINCINNATI FINANCIAL CORPORATION & SUBSIDIARIES
   SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
               FOR YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
                                 (000 omitted)

Column A           Column B            Column C        Column D       Columnn E        Column F         Column G
--------          --------             --------        --------       ---------        -------          --------




                                     Reserves for
                    Deferred        Unpaid Claims      Discount
Affiliation          Policy           and Claim         if any,                                                 Net
   with            Acquisition        Adjustment      Deducted in       Unearned          Earned            Investment
Registrant            Costs            Expenses         Column C        Premiums         Premiums             Income
----------------------------------------------------------------------------------------------------------------------
Consolidated
Property-Casualty
Entities

1994                 $69,169          $1,510,150          $-0-          $377,764          $1,169,940          $165,260
                     =======          ==========          ====          ========          ==========          ========

1993                 $64,086          $1,365,052          $-0-          $357,515          $1,092,135          $168,190
                     =======          ==========          ====          ========          ==========          ========

1992                 $58,883          $1,200,182          $-0-          $321,173          $  992,335          $156,958
                     =======          ==========          ====          ========          ==========          ========


                             Column H                     Column I        Column J          Column K
                             --------                     --------        --------          --------
                              Claim
                            Adjustment
                             Expenses
                             Incurred
                            Related to                   Amortization        Paid
                            ----------                   of Deferred        Claims
                        (1)             (2)                Policy         and Claim
                      Current          Prior             Acquisition      Adjustment         Premiums
                       Year            Years               Costs           Expenses           Wrtten
-----------------------------------------------------------------------------------------------------
Consolidated
Property-Casualty
Entities

1994                 $948,581         $(92,892)           $64,086          $717,025          $1,190,824
                     ========         ========            =======          ========          ==========

1993                 $828,978         $(39,769)           $58,883          $633,681          $1,123,780
                     ========         ========            =======          ========          ==========

1992                 $752,993         $(30,351)           $55,157          $571,018          $1,014,971
                     ========         ========            =======          ========          ==========


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


                        CINCINNATI FINANCIAL CORPORATION

           Signature                             Title                          Date
           ---------                             -----                          ----
  /S/     Robert B. Morgan                Chief Executive                  March 21, 1995
-------------------------------------     Officer, President
          Robert B. Morgan                and Director


  /S/    Robert J. Driehaus
-------------------------------------     Financial Vice President         March 21, 1995
         Robert J. Driehaus               Treasurer and Director
                                          (Principal Financial Officer)
                                          (Principal Accounting Officer)

  /S/   Vincent H. Beckman                Secretary and                    March 23, 1995
-------------------------------------     Director
        Vincent H. Beckman

  /S/   Michael Brown                     Director                         March 23, 1995
-------------------------------------
        Michael Brown

-------------------------------------     Director                         March   , 1995
           Richard M. Burridge

-------------------------------------     Director                         March   , 1995
           David R. Huhn


  /S/  Kenneth C. Lichtendahl
-------------------------------------     Director                         March 23, 1995
       Kenneth C. Lichtendahl

-------------------------------------     Director                         March   , 1995
        Jackson H. Randolph





              Signature                        Title                              Date
              ---------                        -----                              ----

-------------------------------------     Director                        March   , 1995
               John Sawyer

  /S/      John J. Schiff
-------------------------------------     Director                        March 21, 1995
           John J. Schiff


  /S/   John J. Schiff, Jr.               Chairman of the                 March 22, 1995
-------------------------------------     Board and
        John J. Schiff, Jr.               Director

-------------------------------------     Director                        March   , 1995
        Robert C. Schiff


  /S/     Thomas R. Schiff
-------------------------------------     Director                        March 22, 1995
          Thomas R. Schiff

-------------------------------------     Director                        March   , 1995
          Harry M. Turner

-------------------------------------     Director                        March   , 1995
           Larry R. Webb


-------------------------------------     Director                        March   , 1995
          Alan R. Weiler

  /S/    William H. Zimmer                Vice Chairman of the Board      March 21, 1995
-------------------------------------     and Director
         William H. Zimmer



                               Index of Exhibits


Exhibit 11--Statement re computation of per share earnings for the years ended December 31, 1994, 1993, and 1992.

Exhibit 13--Material incorporated by reference from the annual report of the registrant to the shareholders for the year ended December 31, 1994.

Exhibit 23--Independent Auditors' Consent

Exhibit 27--Financial Data Schedule

Exhibit 28--Information from reports furnished to state
            insurance regulatory authorities.