Form 10-Q
period 1995-03-31
CINCINNATI FINANCIAL CORP
filed 1995-05-11
CIK 20286

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                            _______________________


                                   FORM 10-Q



   X          Quarterly Report Under Section 13 or 15 (d) of the Securities
 -----        Exchange Act of 1934

                    For the Quarterly Period Ended March 31, 1995

              Transition Report Pursuant to Section 13 or 15 (d) of the
 -----        Securities Exchange Act of 1934
                            _______________________


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


                      YES   X   .             NO       .
                         -------                ------

         Securities registered pursuant to Section 12(g) of the Act:

             $2.00 Par Common--53,003,715 shares outstanding at March 31, 1995

             $80,000,000 of 5-1/2% Convertible Senior Debentures Due 2002

                                     PART I
                                     ------
ITEM 1.  FINANCIAL STATEMENTS

               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                      (Unaudited)
                                                                       March 31,             December 31,
                                                                         1995                     1994
                                                                  --------------           --------------
ASSETS
- ------
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   33,160,127           $   48,254,464
Investments
    Fixed Maturities (Cost: 1995--$2,076,941,596;
      1994--$1,976,314,328). . . . . . . . . . . . . . . .         2,118,523,014            1,943,116,277
    Equity Securities (Cost: 1995--$1,325,853,464;
      1994--$1,289,443,730). . . . . . . . . . . . . . . .         2,368,209,991            2,230,246,516
    Other Invested Assets. . . . . . . . . . . . . . . . .            39,324,943               38,815,948
Finance Receivables. . . . . . . . . . . . . . . . . . . .            16,941,738               16,168,514
Premiums Receivable. . . . . . . . . . . . . . . . . . . .           141,164,973              141,972,017
Reinsurance Receivable . . . . . . . . . . . . . . . . . .            85,150,775               67,125,191
Prepaid Reinsurance Premiums . . . . . . . . . . . . . . .            24,506,172               24,066,171
Investment Income Receivable . . . . . . . . . . . . . . .            58,065,096               56,069,113
Land, Buildings and Equipment for Company Use (at Cost
    Less Accumulated Depreciation) . . . . . . . . . . . .            32,649,328               32,672,741
Deferred Acquisition Costs Pertaining to Unearned
    Premiums and to Life Policies in Force . . . . . . . .           110,513,864              109,503,487
Other Assets . . . . . . . . . . . . . . . . . . . . . . .            28,406,100               26,268,434
                                                                  --------------           --------------

    Total Assets                                                  $5,056,616,121           $4,734,278,873
                                                                  --------------           --------------

LIABILITIES
- -----------
Insurance Reserves:
    Life Policy Reserves . . . . . . . . . . . . . . . . .        $  376,722,490           $  370,095,301
    Losses and Loss Expenses . . . . . . . . . . . . . . .         1,616,759,517            1,552,296,866
Unearned Premiums. . . . . . . . . . . . . . . . . . . . .           380,725,002              382,119,017
Notes Payable. . . . . . . . . . . . . . . . . . . . . . .           139,616,197              129,115,650
5-1/2% Convertible Senior Debentures Due 2002. . . . . . .            80,000,000               80,000,000
Federal Income Taxes
    Current. . . . . . . . . . . . . . . . . . . . . . . .            24,789,108                       -0-
    Deferred . . . . . . . . . . . . . . . . . . . . . . .           253,892,346              195,447,391
Other Liabilities. . . . . . . . . . . . . . . . . . . . .            83,003,582               85,157,413
                                                                  --------------           --------------
     Total Liabilities                                             2,955,508,242            2,794,231,638
                                                                  --------------           --------------

SHAREHOLDERS' EQUITY
- --------------------
*Common Stock, $2 per Share; Authorized 80,000,000
    Shares; Issued 1995--53,022,326; 1994--52,957,773
    Shares; Outstanding 1995--53,003,715; 1994--52,938,838
    Shares . . . . . . . . . . . . . . . . . . . . . . . .           106,044,652              100,871,948
Paid-In Capital. . . . . . . . . . . . . . . . . . . . . .           234,836,748              105,791,761
Retained Earnings. . . . . . . . . . . . . . . . . . . . .         1,046,620,288            1,133,104,811
Unrealized Gain on Investments, Less Taxes . . . . . . . .           714,509,491              601,192,480
                                                                  --------------           --------------
                                                                   2,102,011,179            1,940,961,000

*Less Treasury Shares at Cost (1995--18,611 Shares;
    1994--18,935 Shares) . . . . . . . . . . . . . . . . .              (903,300)               (913,765)
                                                                  --------------           -------------
       Total Shareholders' Equity  . . . . . . . . . . . .         2,101,107,879            1,940,047,235
                                                                  --------------           --------------
          Total Liabilities and Shareholders' Equity . . .        $5,056,616,121           $4,734,278,873
                                                                  ==============           ==============

*Adjusted to reflect 5% stock dividend effective March 17, 1995.

Accompanying notes are an integral part of these financial statements.

10Q/sa

               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
Revenues:                                                               1995                  1994
                                                                        ----                  ----
    Premiums Earned:
       Property and Casualty . . . . . . . . . . . . . . . . . . . $ 307,146,925         $ 281,727,271
       Life. . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,949,844            10,729,336
       Accident and Health . . . . . . . . . . . . . . . . . . . .     1,833,146             1,811,567
                                                                   -------------         -------------
          Net Premiums Earned . . . . . . . . . . . . . . . . . . .  319,929,915           294,268,174
    Investment Income, Less Expenses. . . . . . . . . . . . . . . .   71,813,695            63,774,572
    Realized Gain on Investments. . . . . . . . . . . . . . . . . .   21,018,001            18,924,075
    Other Income. . . . . . . . . . . . . . . . . . . . . . . . . .    1,926,188             2,735,699
                                                                   -------------         -------------
       Total Revenues. . . . . . . . . . . . . . . . . . . . . . .   414,687,799           379,702,520
                                                                   -------------         -------------
Benefits & Expenses:
    Insurance Losses and Policyholder Benefits. . . . . . . . . . .  233,385,026           234,542,096
    Commissions . . . . . . . . . . . . . . . . . . . . . . . . . .   59,217,649            53,463,326
    Other Operating Expenses. . . . . . . . . . . . . . . . . . . .   24,805,094            20,555,397
    Taxes, Licenses & Fees. . . . . . . . . . . . . . . . . . . . .    8,944,612             8,627,550
    Increase in Deferred Acquisition. . . . . . . . . . . . . . . .
       Costs Pertaining to Unearned
       Premiums and to Life Policies
       in Force. . . . . . . . . . . . . . . . . . . . . . . . . .    (1,010,378)              (75,723)
    Interest Expense. . . . . . . . . . . . . . . . . . . . . . . .    3,662,971             1,938,566
    Other Expenses. . . . . . . . . . . . . . . . . . . . . . . . .    1,859,960               759,937
                                                                   -------------         -------------
       Total Expenses. . . . . . . . . . . . . . . . . . . . . . .   330,864,934           319,811,149
                                                                   -------------         -------------
Income Before Income Taxes . . . . . . . . . . . . . . . . . . . .    83,822,865            59,891,371
                                                                   -------------         -------------
Provision (Benefit) for Income Taxes:
    Current . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21,313,367            22,354,007
    Deferred. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (735,101)          (10,962,106)
                                                                   -------------         -------------
       Total . . . . . . . . . . . . . . . . . . . . . . . . . . .    20,578,266            11,391,901
                                                                   -------------         -------------

Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  63,244,599         $  48,499,470
                                                                   =============         =============

Increase (Decrease) in Unrealized Gains on Fixed Maturities and
    Equity Investments . . . . . . . . . . . . . . . . . . . . . . $ 174,333,863         $(108,657,240)
Less Provision (Benefits) for Federal Income
    Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    61,016,852           (38,030,015)
                                                                   -------------         -------------
Increase (Decrease) in Unrealized Gains on Fixed Maturities
    and Equity Investments Less Applicable Federal Income Taxes .  $ 113,317,011           (70,627,225)
                                                                   =============         =============
Weighted Average Shares Outstanding . . . . . . . . . . . . . . .     54,876,028            54,825,665*
                                                                   =============         =============
Per Common Share:
    Total Net Income. . . . . . . . . . . . . . . . . . . . . . .          $1.17                 $ .90*
                                                                           =====                 =====

     Cash Dividends Declared . . . . . . . . . . . . . . . . . . . . .     $ .32                 $ .30*
                                                                           =====                 =====


*Adjusted to reflect 5% stock dividend effective March 17, 1995.

Accompanying notes are an integral part of these financial statements.

10Q/sa

               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                       THREE MONTHS ENDED MARCH 31, 1995
                       ---------------------------------

                                                                                                         Unrealized
                                      Common Stock           Treasury      Paid-In         Retained     Capital Gains
                                  Shares       Amount         Stock        Capital         Earnings       (Losses)
                                  ------       ------        --------      -------         --------     -------------
Balance December 31,
  1994                          50,435,974   $100,871,948   $(913,765)   $105,791,761   $1,133,104,811   $601,192,480

Net Income                                                                                  63,244,599

Change in Unrealized
   Gains Net of
  Income Taxes of
  $61,016,852                                                                                             113,317,011

Dividends Declared                                                                         (17,164,239)

5% Stock Dividend
  at Market                      2,521,546      5,043,092                 127,338,073     (132,564,883)

Issuance of Treasury
  Shares                                                       10,465           4,437

Stock Options
  Exercised                         64,806        129,612                   1,702,477
                                ----------   ------------   ----------   ------------   --------------   ------------
Balance March 31,
  1995                          53,022,326   $106,044,652   $(903,300)   $234,836,748   $1,046,620,288   $714,509,491
                                ==========   ============   ==========   ============   ==============   ============

Accompanying notes are an integral part of these financial statements.


10Q/sa

               CINCINNATI FINANCIAL CORPORATION AND SUBSIDARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                1995                 1994
                                                                ----                 ----
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . .     $63,244,599           $48,499,470
  Adjustments to reconcile operating income to net cash
     provided by operating activities:
     Depreciation and amortization. . . . . . . . . . . .      2,432,438             2,178,070
     Decrease in net unearned premiums. . . . . . . . . .     (1,834,016)           (6,295,956)
     Increase in net life policy reserves . . . . . . . .      6,627,189             7,056,431
     Increase in net loss and loss expense reserves . . .     46,437,067            66,164,808
     Decrease in net premiums receivable. . . . . . . . .        807,044             2,829,669
     Increase in deferred acquisition costs . . . . . . .     (1,010,377)              (75,722)
     Decrease in other liabilities. . . . . . . . . . . .     (3,569,850)          (25,649,675)
     Increase in investment income receivable . . . . . .     (1,995,983)             (836,003)
     (Increase) decrease in policy loans and accounts
        receivable . . . . . . . . . . . . . . . . . . . .    (5,759,188)            3,231,902
     Decrease in deferred income taxes. . . . . . . . . .     (2,571,897)          (10,962,107)
     Increase in current income taxes . . . . . . . . . .     26,725,886            16,531,740
     Realized gain on investments . . . . . . . . . . . .    (21,018,001)          (18,924,075)
     Other. . . . . . . . . . . . . . . . . . . . . . . .      1,216,919              (391,115)
                                                            ------------         -------------
        Net cash provided by operating activities. . . . .   109,731,830            83,357,437
                                                            ------------         -------------
Cash flows from investing activities:
  Sale of fixed maturities investments . . . . . . . . .      20,509,272            24,314,205
  Maturity of fixed maturities investments . . . . . . .      47,190,434            99,484,580
  Sale of equity securities investments. . . . . . . . .      83,764,258            38,406,775
  Collection of mortgage loans . . . . . . . . . . . . .          65,418               236,835
  Collection of finance receivables. . . . . . . . . . .       1,828,410             1,549,313
  Purchase of fixed maturities investments . . . . . . .    (167,264,970)         (156,711,199)
  Purchase of equity securities investments. . . . . . .    (102,142,181)         (100,233,806)
  Investment in mortgage loans . . . . . . . . . . . . .             -0-              (690,943)
  Investment in land, buildings and equipment. . . . . .      (2,334,980)           (3,190,298)
  Investment in finance receivables. . . . . . . . . . .      (2,601,634)           (2,114,237)
  Investment in real estate and other. . . . . . . . . .         (53,991)             (761,872)
                                                            ------------         -------------
      Net cash used in investing activities. . . . . . .    (121,039,964)          (99,710,647)
                                                            ------------         -------------
Cash flows from financing activities:
  Proceeds from stock options exercised. . . . . . . . .       1,832,089             1,215,805
  Issuance (purchase) of treasury shares . . . . . . . .          14,902              (149,607)
  Increase in notes payable. . . . . . . . . . . . . . .      10,500,547            10,512,454
  Payment of cash dividends to shareholders. . . . . . .     (16,133,741)          (14,085,764)
                                                            ------------         -------------
     Net cash used in financing activities. . . . . . . .     (3,786,203)           (2,507,112)
                                                            ------------         -------------
Net decrease in cash . . . . . . . . . . . . . . . . . .     (15,094,337)          (18,860,322)
Cash at beginning of period. . . . . . . . . . . . . . .      48,254,464            48,113,639
                                                            ------------         -------------

Cash at end of period. . . . . . . . . . . . . . . . . .    $ 33,160,127         $  29,253,317
                                                            ============         =============

Supplemental disclosures of cash flow information
  Interest paid. . . . . . . . . . . . . . . . . . . . .    $  2,234,417         $     751,533
                                                            ============         =============

  Income taxes paid. . . . . . . . . . . . . . . . . . .    $        -0-         $   6,000,000
                                                            ============         =============


Accompanying notes are an integral part of these financial statements.

10Q/sa

              CINCINNATI FINANCIAL CORPORATION AND SUBSIDARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE I - ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the Company and all of its subsidiaries, each of which is wholly owned, and are presented in conformity with generally accepted accounting principles. All significant inter-company investments and transactions have been eliminated in consolidation. The December 31, 1994 consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by generally accepted accounting principles.

INVESTMENTS--Fixed maturities and equity securities have been classified as available for sale and are carried at fair values at March 31, 1995 and December 31, 1994.

UNREALIZED GAINS AND LOSSES--The increases (decreases) in unrealized gains for fixed maturities and equity securities for the three-month periods ended March 31 are as follows:

          1995                       Fixed          Equity
          ----                     Maturities    Securities
                                   ----------    ----------
Increase in Unrealized Gains
  (Net of Income Tax Effects)      $ 47,307,079  $  66,009,932

          1994
          ----
Decrease in Unrealized Gains
  (Net of Income Tax Effects)      $(28,436,090) $(121,531,440)

Such amounts are included as additions to and deductions from shareholders' equity.

REINSURANCE--Premiums earned are net of $18,720,168 and $24,585,613 of premium on ceded business for March 31, 1995 and 1994, respectively. Insurance losses and policyholder benefits in the accompanying statements of income are net of $14,617,542 and $3,429,385 reinsurance recoveries for March 31, 1995 and 1994, respectively.

NOTE II - STOCK OPTIONS

The Company has primarily qualified stock option plans under which options are granted to employees of the Company at prices which are not less than market price at the date of grant and which are exercisable over a five-year period, or over a ten-year period if granted on or after July 25, 1990. On March 31, 1995, outstanding options for Stock Option Plan No. III totalled 87,977 shares with purchase prices ranging from a low of $12.46 to a high of $23.13 and outstanding options for Stock Option Plan No. IV totalled 734,919 shares with purchase prices ranging from a low of $23.50 to a high of $59.29. All outstanding shares have been adjusted for the 5% stock dividend declared February 4, 1995, payable April 28, 1995 to shareholders of record of March 17, 1995.

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



10Q/sa

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premiums earned for the three months ended March 31, 1995 have increased $25,661,741 (9%) over the three months ended March 31, 1994. The growth rate of our property and casualty subsidiaries on a gross written basis is greater than last year; and with lower costs of reinsurance, our premiums earned increased 9% in the three-month period ended March 31, 1995 over March 31, 1994. The premium growth is attributable to new business and rate increases. The premium volume of our life and health company has increased approximately 2% as the Company had slight increases in both life and health insurance production. For the three-month period ended March 31, 1995, Investment Income, net of expenses, has increased $8,039,123 (13%) when compared with the first three months of 1994. This increase is the result of the growth of the investment portfolio because of investing cash flows from increased premiums written. The growth is greater than last year because of higher yields on new investments.

Realized gains on investments for the three months ended March 31, 1995 amounted to $21,018,001 compared to $18,924,075 for the comparable three-month period ended March 31, 1994. The realized gains are predominantly the result of the sale of equity securities and management's decision to realize the gains and reinvest the proceeds at higher yields.

Insurance losses and policyholder benefits (net of reinsurance recoveries) decreased $1,157,070 (1%) for the first three months of 1995 over the same period in 1994. The losses and benefits of the property and casualty companies have decreased $2,419,732 because the catastrophe losses for the first quarter of 1995 were only $0.1 million compared to $18.8 million in 1994. The lower incidence and severity of these weather related catastrophe claims more than offset the increased claims due to the growth in business. Policyholder benefits increased $1,262,662 over the first quarter of 1994 in the life insurance subsidiary. The majority of the increase is the result of a higher incidence of death and disability income claims and related costs.

Commission expenses increased $5,754,323 for the first quarter of 1995 compared to the first quarter of 1994. The increase is mainly attributable to the increases in new business and the effects of favorable underwriting results. Other operating expenses increased $4,249,697 for the first quarter of 1995 compared to the first quarter of 1994. Most of the increase is the result of general wage increases and the increase in the number of employees from 1,975 at December 31, 1993 to 2,150 at March 31, 1995.

Provision for income taxes, current and deferred, have increased by $9,186,365 for the first three months of 1995 compared to the first three months of 1994. The increase in federal taxes is attributable to higher underwriting profits in our property and casualty companies, because of lower catastrophe claims and higher taxable investment income, dividends received and capital gains for the corporation.

Unrealized appreciation will fluctuate with changes in the overall fixed maturities and equity securities market. Changes in unrealized appreciation are discussed in Note 1. The Company's equity investment portfolio continues to be primarily investments in common stocks of public utility companies and financial institutions.


10Q/sa

                                    PART II
                               OTHER INFORMATION


ITEM 1.  Legal Proceedings
         -----------------

The Company is involved in no material litigation other than routine litigation incident to the nature of the insurance industry.


ITEM 2.  Changes in Securities
         ---------------------

On February 4, 1995, the Company declared a 5% stock dividend payable on April 28, 1995 to shareholders of record of March 17, 1995.


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


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits included:

              Exhibit 11--Statement re Computation of Per Share Earnings.
              Exhibit 27--Financial Data Schedule

         (b) The Company was not required to file any reports on Form 8-K during the quarter ended March 31, 1995.

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

Date        May 11, 1995
      ----------------------
                                        By/s/   Robert J. Driehaus
                                        --------------------------------
                                        R. J. Driehaus
                                        Financial Vice President & Treasurer
                                        (Principal Financial Officer)


10Q/sa