Form 10-Q
period 1995-06-30
CINCINNATI FINANCIAL CORP
filed 1995-08-11
CIK 20286

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                           _______________________


                                  FORM 10-Q



       X      Quarterly Report Under Section 13 or 15 (d) of the Securities
     -----    Exchange Act of 1934

              For the Quarterly Period Ended June 30, 1995

     ----- Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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


                        YES   X   .         NO       .
                            ------            -------

       Securities registered pursuant to Section 12(g) of the Act:

             $2.00 Par Common--53,031,628 shares outstanding at June 30, 1995

             $80,000,000 of 5-1/2% Convertible Senior Debentures Due 2002

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

              CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                              (Unaudited)
                                                                June 30,              December 31,
                                                                  1995                    1994
                                                             --------------          --------------
ASSETS
- ------
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .    $   42,755,375          $   48,254,464
Investments
   Fixed Maturities (Cost: 1995--$2,159,769,130;
     1994--$1,976,314,328). . . . . . . . . . . . . . . .     2,271,257,761           1,943,116,277
   Equity Securities (Cost: 1995--$1,351,988,098;
     1994--$1,289,443,730). . . . . . . . . . . . . . . .     2,506,468,133           2,230,246,516
   Other Invested Assets. . . . . . . . . . . . . . . . .        39,178,754              38,815,948
Finance Receivables . . . . . . . . . . . . . . . . . . .        18,273,961              16,168,514
Premiums Receivable . . . . . . . . . . . . . . . . . . .       145,539,762             141,972,017
Reinsurance Receivable. . . . . . . . . . . . . . . . . .        88,916,230              67,125,191
Prepaid Reinsurance Premiums. . . . . . . . . . . . . . .        22,929,973              24,066,171
Investment Income Receivable. . . . . . . . . . . . . . .        61,926,122              56,069,113
Land, Buildings and Equipment for Company Use (at Cost
   Less Accumulated Depreciation) . . . . . . . . . . . .        33,584,162              32,672,741
Deferred Acquisition Costs Pertaining to Unearned
   Premiums and to Life Policies in Force . . . . . . . .       113,596,429             109,503,487
Other Assets. . . . . . . . . . . . . . . . . . . . . . .        22,633,795              26,268,434
                                                             --------------          --------------

      Total Assets                                           $5,367,060,457          $4,734,278,873
                                                             ==============          ==============

LIABILITIES
- -----------
Insurance Reserves:
   Life Policy Reserves . . . . . . . . . . . . . . . . .    $  384,518,494          $  370,095,301
   Losses and Loss Expenses . . . . . . . . . . . . . . .     1,659,565,942           1,552,296,866
Unearned Premiums . . . . . . . . . . . . . . . . . . . .       389,668,751             382,119,017
Notes Payable . . . . . . . . . . . . . . . . . . . . . .       197,085,884             129,115,650
5-1/2% Convertible Senior Debentures Due 2002 . . . . . .        80,000,000              80,000,000
Federal Income Taxes
   Current. . . . . . . . . . . . . . . . . . . . . . . .         7,560,607                     -0-
   Deferred . . . . . . . . . . . . . . . . . . . . . . .       314,320,464             195,447,391
Other Liabilities . . . . . . . . . . . . . . . . . . . .        76,944,913              85,157,413
                                                             --------------          --------------

      Total Liabilities                                       3,109,665,055           2,794,231,638
                                                             --------------          --------------

SHAREHOLDERS' EQUITY
- --------------------
*Common Stock, $2 per Share; Authorized 80,000,000
   Shares; Issued 1995--53,050,239; 1994--52,957,773
   Shares; Outstanding 1995--53,031,628; 1994--52,938,838
   Shares . . . . . . . . . . . . . . . . . . . . . . . .       106,100,478             100,871,948
Paid-In Capital . . . . . . . . . . . . . . . . . . . . .       235,639,221             105,791,761
Retained Earnings . . . . . . . . . . . . . . . . . . . .     1,083,729,554           1,133,104,811
Unrealized Gain on Investments, Less Taxes. . . . . . . .       832,829,449             601,192,480
                                                             --------------          --------------
                                                              2,258,298,702           1,940,961,000

*Less Treasury Shares at Cost (1995--18,611 Shares;
   1994--18,935 Shares) . . . . . . . . . . . . . . . . .          (903,300)               (913,765)
                                                             --------------          --------------
      Total Shareholders' Equity. . . . . . . . . . . . .     2,257,395,402           1,940,047,235
                                                             --------------          --------------

         Total Liabilities and Shareholders' Equity . . .    $5,367,060,457          $4,734,278,873
                                                             ==============          ==============

*Adjusted to reflect 5% stock dividend effective March 17, 1995.

Accompanying notes are an integral part of these financial statements.

10Q/sa

              CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)


                                              Six Months Ended June 30,                Three Months Ended June 30,
                                             ---------------------------               ---------------------------
                                             1995                   1994                 1995                1994
                                             ----                   ----                 ----                ----
Revenues:
 Premiums Earned:
    Property and Casualty. . . . .       $ 618,417,000          $ 573,765,314        $311,270,075        $292,038,043
    Life . . . . . . . . . . . . .          21,676,950             21,190,071          10,727,106          10,460,735
    Accident and Health. . . . . .           3,691,634              3,593,501           1,858,488           1,781,934
                                         -------------          -------------        ------------        ------------
       Net Premiums Earned . . . .         643,785,584            598,548,886         323,855,669         304,280,712
 Investment Income, Less Expenses.         147,445,314            129,648,340          75,631,619          65,873,768
 Realized Gain on Investments. . .          23,635,133             24,824,622           2,617,132           5,900,547
 Other Income. . . . . . . . . . .           4,844,563              5,501,223           2,918,375           2,765,524
                                         -------------          -------------        ------------        ------------
    Total Revenues . . . . . . . .         819,710,594            758,523,071         405,022,795         378,820,551
                                         -------------          -------------        ------------        ------------

Benefits & Expenses:
 Ins. Losses and Policyholder Ben.         471,041,115            440,493,384         237,656,089         205,951,288
 Commissions . . . . . . . . . . .         121,852,125            115,248,954          62,634,476          61,785,628
 Other Operating Expenses. . . . .          46,660,856             41,503,681          21,855,762          20,948,284
 Taxes, Licenses & Fees. . . . . .          19,356,089             20,812,382          10,411,477          12,184,832
 Increase in Deferred Acquisition
    Costs Pertaining to Unearned
    Premiums and to Life Policies
    in Force . . . . . . . . . . .          (4,092,942)            (1,011,253)         (3,082,564)           (935,530)
 Interest Expense. . . . . . . . .           7,982,569              4,245,866           4,319,598           2,307,300
 Other Expenses. . . . . . . . . .           3,458,467              1,369,807           1,598,507             609,870
                                         -------------          -------------        ------------        ------------
    Total Expenses . . . . . . . .         666,258,279            622,662,821         335,393,345         302,851,672
                                         -------------          -------------        ------------        ------------
Income Before Income Taxes                 153,452,315            135,860,250          69,629,450          75,968,879
                                         -------------          -------------        ------------        ------------
Provision (Benefit) for Inc. Taxes
 Current . . . . . . . . . . . . .          39,084,866             39,298,831          17,771,499          16,944,824
 Deferred. . . . . . . . . . . . .          (4,017,730)           (11,020,929)         (3,282,629)            (58,823)
                                         -------------          -------------        ------------        ------------
    Total. . . . . . . . . . . . .          35,067,136             28,277,902          14,488,870          16,886,001
                                         -------------          -------------        ------------        ------------
Net Income . . . . . . . . . . . .       $ 118,385,179          $ 107,582,348        $ 55,140,580        $ 59,082,878
                                         =============          =============        ============        ============

Weighted Average Shares
 Outstanding . . . . . . . . . . .          54,906,680             54,845,216*         54,948,398          54,839,064*
                                         =============          =============        ============        ============
Per Common Share:
    Total Net Income . . . . . . .               $2.18                  $1.99*              $1.02               $1.09*
                                                 =====                  =====               =====               =====
    Cash Dividends Declared. . . .               $ .66                  $ .61*              $ .34               $ .30*
                                                 =====                  =====               =====               =====

*Adjusted to reflect 5% stock dividend effective March 17, 1995.

Accompanying notes are an integral part of these financial statements.



10Q/sa

              CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (UNAUDITED)

                        SIX MONTHS ENDED JUNE 30, 1995
                        ------------------------------


                                                                                                                     Unrealized
                                           Common Stock              Treasury       Paid-In          Retained       Capital Gains
                                     Shares           Amount          Stock         Capital          Earnings          (Losses)
                                     ------           ------         --------       -------          --------       -------------
Balance December 31, 1994           50,435,974     $100,871,948     $(913,765)    $105,791,761    $1,133,104,811    $601,192,480

Net Income                                                                                           118,385,179

Change in Unrealized Gains
  Net of Income Taxes of
  $124,727,599                                                                                                       231,636,969

Dividends Declared                                                                                   (35,195,553)

5% Stock Dividend
  at Market                          2,521,546        5,043,092                    127,338,073      (132,564,883)

Issuance of Treasury Shares                                            10,465            4,437

Stock Options Exercised                 92,719          185,438                      2,504,950
                                    ----------     ------------     ---------     ------------    --------------    ------------
Balance June 30, 1995               53,050,239     $106,100,478     $(903,300)    $235,639,221    $1,083,729,554    $832,829,449
                                    ==========     ============     =========     ============    ==============    ============


Accompanying notes are an integral part of these financial statements.



10Q/sa

              CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                         1995                      1994
                                                                         ----                      ----
Cash flows from operating activities:
   Net income. . . . . . . . . . . . . . . . . . . . . . .           $118,385,179              $107,582,348
   Adjustments to reconcile operating income to net cash
      provided by operating activities:
      Depreciation and amortization. . . . . . . . . . . .              4,481,336                 4,287,216
      Increase in net unearned premiums. . . . . . . . . .              8,685,932                 1,212,276
      Increase in net life policy reserves . . . . . . . .             14,423,193                13,817,376
      Increase in net loss and loss expense reserves . . .             85,478,037                74,058,249
      Increase in net premiums receivable. . . . . . . . .             (3,567,745)               (4,378,882)
      Increase in deferred acquisition costs . . . . . . .             (4,092,942)               (1,011,253)
      Decrease in other liabilities. . . . . . . . . . . .            (10,311,315)              (18,621,376)
      Increase in investment income receivable . . . . . .             (5,857,009)               (3,975,197)
      (Decrease) increase in policy loans and accounts
         receivable. . . . . . . . . . . . . . . . . . . .               (643,620)                2,231,123
      Decrease in deferred income taxes. . . . . . . . . .             (5,854,526)              (11,020,929)
      Increase (decrease) in current income taxes. . . . .              9,497,385               (10,529,114)
      Realized gain on investments . . . . . . . . . . . .            (23,635,133)              (24,824,622)
      Other. . . . . . . . . . . . . . . . . . . . . . . .              1,684,260                  (534,368)
                                                                     ------------              ------------
         Net cash provided by operating activities . . . .            188,673,032               128,292,847
                                                                     ------------              ------------
Cash flows from investing activities:
      Sale of fixed maturities investments . . . . . . . .             64,233,845                49,031,602
      Maturity of fixed maturities investments . . . . . .            112,954,561               159,854,590
      Sale of equity securities investments. . . . . . . .            164,065,642                61,980,975
      Collection of mortgage loans . . . . . . . . . . . .                345,359                   484,654
      Collection of finance receivables. . . . . . . . . .              3,981,692                 3,216,825
      Purchase of fixed maturities investments . . . . . .           (363,332,837)             (260,144,559)
      Purchase of equity securities investments. . . . . .           (201,775,268)             (160,482,124)
      Investment in mortgage loans . . . . . . . . . . . .                    -0-                (1,007,740)
      Investment in land, buildings and equipment. . . . .             (5,627,325)               (5,922,911)
      Investment in finance receivables. . . . . . . . . .             (6,087,139)               (4,447,014)
      Investment in real estate and other. . . . . . . . .               (124,477)                 (827,190)
                                                                     ------------              ------------
         Net cash used in investing activities . . . . . .           (231,365,947)             (158,262,892)
                                                                     ------------              ------------
Cash flows from financing activities:
      Proceeds from stock options exercised. . . . . . . .              2,690,388                 1,859,802
      Issuance (purchase) of treasury shares . . . . . . .                 14,902                  (149,607)
      Increase in notes payable. . . . . . . . . . . . . .             67,970,234                30,750,860
      Payment of cash dividends to shareholders. . . . . .            (33,481,698)              (30,195,376)
                                                         -          -------------              ------------
         Net cash provided by financing activities . . . .             37,193,826                 2,265,679
                                                                    -------------              ------------

Net decrease in cash . . . . . . . . . . . . . . . . . . .             (5,499,089)              (27,704,366)
Cash at beginning of period. . . . . . . . . . . . . . . .             48,254,464                48,113,639
                                                                     ------------              ------------

Cash at end of period. . . . . . . . . . . . . . . . . . .           $ 42,755,375              $ 20,409,273
                                                                     ============              ============

Supplemental disclosures of cash flow information
   Interest paid . . . . . . . . . . . . . . . . . . . . .           $  7,159,249              $  3,839,554
                                                                     ============              ============

   Income taxes paid . . . . . . . . . . . . . . . . . . .           $ 35,000,000              $ 50,000,000
                                                                     ============              ============

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

INVESTMENTS--Fixed maturities and equity securities have been classified as available for sale and are carried at fair values at June 30, 1995 and December 31, 1994.

UNREALIZED GAINS AND LOSSES--The increases (decreases) in unrealized gains for fixed maturities and equity securities (net of income tax effect) for the six-month and three-month periods ended June 30 are as follows:


                                 Fixed                    Equity
                               Maturities               Securities                 Total
                               ----------               ----------                 -----
Six-Month Periods Ended
      June 30, 1995          $  92,746,757             $ 138,890,212           $ 231,636,969
      June 30, 1994            (56,690,056)             (107,624,240)           (164,314,296)

Three-Month Periods Ended
      June 30, 1995          $  45,439,678             $  72,880,280           $ 118,319,958
      June 30, 1994            (28,253,966)               13,907,200             (14,346,766)

Such amounts are included as additions to and deductions from shareholders' equity.

REINSURANCE--Premiums earned are net of premiums on ceded business, and insurance losses and policyholder benefits are net of reinsurance recoveries in the accompanying statements of income for the six-month and three-month periods ended June 30 as follows:


                                            Ceded                          Reinsurance
                                           Premiums                        Recoveries
                                           --------                       -----------
Six-Month Periods Ended
     June 30, 1995                       $40,606,219                      $28,217,348
     June 30, 1994                        61,277,857                        7,563,024

Three-Month Periods Ended
     June 30, 1995                       $21,886,051                      $13,599,806
     June 30, 1994                        36,692,244                        4,133,639

NOTE II - STOCK OPTIONS

The Company has primarily qualified stock option plans under which options are granted to employees of the Company at prices which are not less than market price at the date of grant and which are exercisable over a five-year period, or over a ten-year period if granted on or after July 25, 1990. On June 30, 1995, outstanding options for Stock Option Plan No. III totalled 87,977 shares with purchase prices ranging from a low of $12.46 to a high of $23.13 and outstanding options for Stock Option Plan No. IV totalled 737,536 shares with purchase prices ranging from a low of $23.50 to a high of $59.29. All outstanding shares have been adjusted for the 5% stock dividend declared February 4, 1995, payable April 28, 1995 to shareholders of record of March 17, 1995.

NOTE III - INTERIM ADJUSTMENTS

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



10Q/sa

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premiums earned for the six months ended June 30, 1995 have increased $45,236,698 (8%) over the six months ended June 30, 1994. Also, premiums earned have increased $19,574,957 (6%) for the three months ended June 30, 1995 over the three months ended June 30, 1994. For the six-month period ended June 30, 1995, the growth rate of our property and casualty subsidiaries is greater than last year on both a gross written and earned premium basis. For the three-month period ended June 30, 1995, the growth rate is approximately the same as the second quarter of 1994 on both a gross written and earned premium basis. The increase in new business, some rate increases, and lower reinsurance costs were somewhat offset by the continued softness of the commercial lines market. The premium volume of our life and health subsidiary has increased 2% for the six months ended June 30, 1995 and 3% for the three months ended June 30, 1995 compared to the comparable periods of 1994. The premium growth in our life subsidiary is the result of slight increases in life and health insurance sales. For the six-month and three-month periods ended June 30, 1995, investment income, net of expenses, has increased $17,796,974 (14%) and $9,757,851 (15%) when compared with the first six months and second three months of 1994, respectively. This increase is the result of the growth of the investment portfolio because of investing cash flows from increased premiums written. The growth rate is greater than last year because of higher yields on new investments, increased cash flow provided by operating activities, and lower catastrophe claim payments.

Realized gains on investments for the six months ended June 30, 1995 amounted to $23,635,133 compared to $24,824,622 for the six-month period ended June 30, 1994, and $2,617,132 for the three-month period ended June 30, 1995 compared to $5,900,547 for the three-month period ended June 30, 1994. The realized gains are predominantly the result of the sale of equity securities and management's decision to realize the gains and reinvest the proceeds at higher yields.

Insurance losses and policyholder benefits (net of reinsurance recoveries) increased $30,547,731 (7%) for the first six months of 1995 over the same period in 1994 and increased $31,704,801 (15%) for the second quarter when compared to the second quarter of 1994. The losses and benefits of the property and casualty companies have increased $28,656,185 for the six-month period and increased $31,080,149 for the second quarter of 1995 compared to the comparable periods of 1994. The losses for the first six months and for the second quarter have increased because of the growth of new business and a higher incidence of claims. Catastrophe losses were $4.5 million and $18.2 million, respectively, for the first six months of 1995 and 1994 and were $4.4 million and $(.6) million, respectively, for the second quarter of 1995 and 1994. These losses were substantially lower in the first quarter of 1995 compared to the first quarter of 1994 because of a lower incidence and severity of these weather related claims. The losses for the second quarter of 1995 compared to the same quarter of 1994 were higher because of a higher incidence and severity of claims in 1995 while 1994 reflected a negative catastrophe claim expense because of favorable claim development on prior catastrophes.

Policyholder benefits of the life insurance subsidiary increased $1,891,546 for the first six months of 1995 over the same period of 1994 and increased $624,652 for the second quarter when compared to the second quarter of 1994. The majority of the six-month and second quarter increase is the result of a higher incidence of death and disability income claims and related costs.

Commission expenses increased $6,603,171 for the six-month period ended June 30, 1995 compared to the same period for 1994 and increased $848,848 for the second quarter of 1995 compared to the same period in 1994. The increase is mainly attributable to the increases in new business and the effects of favorable underwriting results. Other operating expenses increased $5,157,175 for the six-month period ended June 30, 1995 compared to the same period for 1994 and increased $907,478 for the second quarter of 1995 compared to the same period in 1994. The increase is the result of general wage increases and the increase in the number of employees from 1,975 at December 31, 1993 to 2,200 at June 30, 1995 and the related expenses associated with the production of new business.

Taxes, licenses and fees decreased $1,456,293 for the first six months of 1995 compared to the same period for 1994 and decreased $1,773,355 for the second quarter when compared to the second quarter of 1994. The decrease in taxes is the result of lower state corporate income taxes and state guaranty fund assessments.

Provision for income taxes, current and deferred, have increased by $6,789,234 for the first six months of 1995 compared to the first six months of 1994 and have decreased $2,397,131 for the second quarter of 1995 compared to the second quarter of 1994. The increase in taxes for the first six months is attributable to higher operating income in our property casualty companies and higher taxable investment income and net dividends received for the corporation. The decrease in taxes for the second quarter of 1995 compared to 1994 is the result of lower taxable income in our property casualty subsidiaries because of a higher incidence and severity of losses and lower capital gains for the corporation. These decreases more than offset increases in taxable income in our noninsurance companies. The Company did not incur an alternative minimum tax in the first six months nor second quarter of 1995 and 1994.

Notes payable increased $67,970,234 for the first six months and increased $57,469,687 for the second quarter of 1995. The Company borrowed the additional funds to pay for the increased losses in the property and casualty companies instead of paying the losses from cash flow because the Company decided to take advantage of the investment opportunities that were available at that time.

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

ITEM 5.       Other Information
              -----------------
              No matters to report.


ITEM 6.       Exhibits and Reports on Form 8-K
              --------------------------------
              (a)   Exhibits included:

                    Exhibit 11--Statement re Computation of Per Share Earnings.
                    Exhibit 27--Financial Data Schedule

              (b) The Company was not required to file any reports on Form 8-K during the quarter ended June 30, 1995.

                                  Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CINCINNATI FINANCIAL CORPORATION
                                           -------------------------------------
                                           (Registrant)

Date       August 11, 1995
     ----------------------------
                                           By /s/   Robert J. Driehaus
                                           -------------------------------------
                                           R. J. Driehaus
                                           Financial Vice President & Treasurer
                                           (Principal Financial Officer)


10Q/sa

                                  EXHIBIT 11

                       CINCINNATI FINANCIAL CORPORATION
                STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                 (in thousands except for per share amounts)

                                                                      Six Months Ended             Three Months Ended
                                                                          June 30,                       June 30
                                                                    -------------------            ------------------
                                                                    1995           1994*           1995          1994*
                                                                    ----           ----            ----          ----
Weighted average shares outstanding                                52,998         52,851          53,020        52,868

Equivalent shares assumed to be
   outstanding for:
      Stock options                                                   202            277             221           265
      Convertible debentures                                        1,707          1,707           1,707         1,707
                                                                   ------         ------          ------        ------

Number of shares for primary
   computation                                                     54,907         54,835          54,948        54,840

Other dilutive equivalent shares--
   stock options                                                      -0-            -0-             -0-           -0-
                                                                   ------         ------          ------        ------

Number of shares assuming full
   dilution                                                        54,907         54,835          54,948        54,840
                                                                   ======         ======          ======        ======


Net income                                                       $118,385       $107,582         $55,140       $59,083

Interest on convertible debentures--
   net of tax                                                       1,430          1,430             715           715
                                                                 --------       --------         -------       -------
Net income for per share computation                             $119,815       $109,012         $55,855       $59,798
                                                                 ========       ========         =======       =======

Earnings per share:

   Total Primary                                                 $   2.18       $   1.99         $  1.02       $  1.09
                                                                 ========       ========         =======       =======
   Fully Diluted                                                 $   2.18       $   1.99         $  1.02       $  1.09
                                                                 ========       ========         =======       =======


*Common shares and their equivalent have been adjusted to reflect the 5% stock dividend effective March 17, 1995.

10Q/sa