Form 10-Q
period 1995-09-30
CINCINNATI FINANCIAL CORP
filed 1995-11-15
CIK 20286

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                            _______________________


                                   FORM 10-Q



   X           Quarterly Report Under Section 13 or 15 (d) of the Securities
-------        Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1995

------- Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                            -----------------------


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


                       YES   X                NO
                          -------.                -------.

        Securities registered pursuant to Section 12(g) of the Act:

          $2.00 Par Common--53,027,672 shares outstanding at September 30, 1995

          $80,000,000 of 5-1/2% Convertible Senior Debentures Due 2002

                                     PART I
                                     ------

ITEM 1.  FINANCIAL STATEMENTS

               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
                                                                               September 30,                December 31,
                                                                                   1995                         1994
                                                                               ------------                 ------------
ASSETS
------
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . .   $    38,877,201              $   48,254,464
Investments
   Fixed Maturities (Cost: 1995--$2,226,834,497;
     1994--$1,976,314,328). . . . . . . . . . . . . . . . . . . . . . . .     2,338,778,440               1,943,116,277
   Equity Securities (Cost: 1995--$1,385,358,658;
     1994--$1,289,443,730). . . . . . . . . . . . . . . . . . . . . . . .     2,684,397,387               2,230,246,516
   Other Invested Assets. . . . . . . . . . . . . . . . . . . . . . . . .        39,841,350                  38,815,948
Finance Receivables. . . . . . . . . . . . . . . . . . .  . . . . . . . .        19,279,495                  16,168,514
Premiums Receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .       161,819,006                 141,972,017
Reinsurance Receivable  . . . . . . . . . . . . . . . . . . . . . . . . .        95,707,399                  67,125,191
Prepaid Reinsurance Premiums. . . . . . . . . . . . . . . . . . . . . . .        23,393,135                  24,066,171
Investment Income Receivable. . . . . . . . . . . . . . . . . . . . . . .        63,447,091                  56,069,113
Land, Buildings and Equipment for Company Use (at Cost
   Less Accumulated Depreciation) . . . . . . . . . . . . . . . . . . . .        32,574,210                  32,672,741
Deferred Acquisition Costs Pertaining to Unearned
   Premiums and to Life Policies in Force . . . . . . . . . . . . . . . .       118,119,217                 109,503,487
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        40,419,795                  26,268,434
                                                                             --------------              --------------
   Total Assets                                                              $5,656,653,726              $4,734,278,873
                                                                             ==============              ==============

LIABILITIES
-----------
Insurance Reserves:
   Life Policy Reserves . . . . . . . . . . . . . . . . . . . . . . . . .   $   395,331,593              $  370,095,301
   Losses and Loss Expenses . . . . . . . . . . . . . . . . . . . . . . .     1,703,510,898               1,552,296,866
Unearned Premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . .       406,540,218                 382,119,017
Notes Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       197,649,310                 129,115,650
5-1/2% Convertible Senior Debentures Due 2002 . . . . . . . . . . . . . .        80,000,000                  80,000,000
Federal Income Taxes
   Current. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,629,663                         -0-
   Deferred . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       370,076,520                 195,447,391
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .        99,704,804                  85,157,413
                                                                             --------------             ---------------
    Total Liabilities                                                         3,263,443,006               2,794,231,638
                                                                             --------------             ---------------

SHAREHOLDERS' EQUITY
--------------------
*Common Stock, $2 per Share; Authorized 80,000,000
   Shares; Issued 1995--53,067,651; 1994--52,957,773
   Shares; Outstanding 1995--53,027,672; 1994--52,938,838
   Shares . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       106,135,302                 100,871,948
Paid-In Capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       236,399,066                 105,791,761
Retained Earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,124,303,214               1,133,104,811
Unrealized Gain on Investments, Less Taxes. . . . . . . . . . . . . . . .       928,388,139                 601,192,480
                                                                            ---------------             ---------------
                                                                              2,395,225,721               1,940,961,000
*Less Treasury Shares at Cost (1995--39,979 Shares;
   1994--18,935 Shares) . . . . . . . . . . . . . . . . . . . . . . . . .        (2,015,001)                   (913,765)
                                                                            ---------------             ---------------
     Total Shareholders' Equity . . . . . . . . . . . . . . . . . . . . .     2,393,210,720               1,940,047,235
                                                                            ---------------             ---------------
     Total Liabilities and Shareholders' Equity . . . . . . . . . . . . .   $ 5,656,653,726              $4,734,278,873
                                                                            ===============              ==============

*Adjusted to reflect 5% stock dividend effective March 17, 1995.
Accompanying notes are an integral part of these financial statements.

               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED  STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                Nine Months Ended Sept. 30,       Three Months Ended Sept. 30,
                                                ---------------------------       ----------------------------
                                                    1995         1994                 1995              1994
                                                    ----         ----                 ----              ----
Revenues:
 Premiums Earned:
   Property and Casualty . . . . .             $ 935,212,076  $  867,348,118      $316,795,076      $293,582,804
   Life. . . . . . . . . . . . . .                32,923,047      32,194,272        11,246,097        11,004,201
   Accident and Health . . . . . .                 5,562,013       5,417,645         1,870,379         1,824,144
                                               -------------   -------------      ------------      ------------
     Net Premiums Earned . . . . .               973,697,136     904,960,035       329,911,552       306,411,149
Investment Income, Less Expenses .               223,550,773     195,516,422        76,105,459        65,868,082
Realized Gain on Investments . . .                31,303,394      31,504,672         7,668,261         6,680,050
Other Income . . . . . . . . . . .                 7,816,844       8,268,208         2,972,281         2,766,985
                                               -------------   -------------      ------------      ------------
  Total Revenues . . . . . . . . .             1,236,368,147   1,140,249,337       416,657,553       381,726,266
                                               -------------   -------------      ------------      ------------

Benefits & Expenses:
 Ins. Losses and Policyholder Ben.               712,086,070     673,238,888       241,044,955       232,745,504
 Commissions . . . . . . . . . . .               183,440,100     175,685,779        61,587,975        60,436,825
 Other Operating Expenses. . . . .                73,025,419      63,409,776        26,364,563        21,906,095
 Taxes, Licenses & Fees. . . . . .                28,281,967      30,617,436         8,925,878         9,805,054
 Increase in Deferred Acquisition
   Costs Pertaining to Unearned
   Premiums and to Life Policies
   in Force. . . . . . . . . . . .                (8,615,731)     (4,531,062)       (4,522,789)       (3,519,809)
 Interest Expense. . . . . . . . .                12,819,852       7,074,385         4,837,283         2,828,519
 Other Expenses. . . . . . . . . .                 4,904,822       2,027,332         1,446,355           657,525
                                               -------------      ----------       -----------      ------------
   Total Expenses. . . . . . . . .             1,005,942,499     947,522,534       339,684,220       324,859,713
                                               -------------     -----------       -----------      ------------
Income Before Income Taxes                       230,425,648     192,726,803        76,973,333        56,866,553
                                               -------------     -----------       -----------      ------------
Provision (Benefit) for Inc. Taxes:
 Current . . . . . . . . . . . . .                53,139,686      51,715,436        14,054,820        12,416,605
 Deferred. . . . . . . . . . . . .                   297,883     (14,122,861)        4,315,613        (3,101,932)
                                               -------------     -----------       -----------      ------------
   Total . . . . . . . . . . . . .                53,437,569      37,592,575        18,370,433         9,314,673
                                               -------------     -----------       -----------      ------------
Net Income . . . . . . . . . . . .             $ 176,988,079   $ 155,134,228      $ 58,602,900      $ 47,551,880
                                               =============    ============      ============      ============
Weighted Average Shares Outstanding               54,915,561      54,818,698*       54,944,685        54,844,798*
                                               =============    ============      ============      ============
Per Common Share:
   Total Net Income. . . . . . . .                     $3.26           $2.87*            $1.08           $   .88*
                                                       =====           =====             =====           =======
   Cash Dividends Declared . . . .                     $1.00           $ .91*            $ .34           $   .30*
                                                       =====           =====             =====           =======

*Adjusted to reflect 5% stock dividend effective March 17, 1995.
Accompanying notes are an integral part of these financial statements.

               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                      NINE MONTHS ENDED SEPTEMBER 30, 1995
                      ------------------------------------

                                                                                                                  Unrealized
                              Common Stock                   Treasury         Paid-In          Retained          Capital Gains
                        Shares          Amount                Stock           Capital          Earnings           (Losses)
                        ------          ------               --------         -------          --------          ------------
Balance Dec. 31,
  1994               50,435,974         $100,871,948        $(913,765)     $105,791,761     $1,133,104,811       $601,192,480

Net Income                                                                                     176,988,079

Change in
  Unrealized Gains
  Net of Inc. Taxes
  of $176,182,278                                                                                                 327,195,659

Dividends Declared                                                                             (53,224,793)

5% Stock Dividend
  at Market           2,521,546            5,043,092                        127,338,073       (132,564,883)*

Purchase of
  Treasury Shares                                          (1,101,236)            4,436

Stock Options
  Exercised             110,131              220,262                          3,264,796
                   ------------           ----------      ------------      -----------       --------------     --------------

Balance Sept. 30,
  1995               53,067,651         $106,135,302      $(2,015,001)     $236,399,066       $1,124,303,214       $928,388,139
                   ============         ============      ============      ===========       ==============     ==============

Accompanying notes are an integral part of these financial statements.

*Includes $183,718 cash paid for fractional shares in March, 1995.

               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                          1995               1994
                                                                          ----               ----
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . .              $176,988,079       $ 155,134,228
  Adjustments to reconcile operating income to net cash
    provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . .                 6,740,990           6,753,226
    Increase in net unearned premiums. . . . . . . . . .                25,094,237          16,257,295
    Increase in net life policy reserves . . . . . . . .                25,236,292          19,084,191
    Increase in net loss and loss expense reserves . . .               122,631,824         108,963,728
    Increase in net premiums receivable. . . . . . . . .               (19,846,989)         (4,119,131)
    Increase in deferred acquisition costs . . . . . . .                (8,615,730)         (4,531,062)
    Increase (decrease) in other liabilities . . . . . .                12,450,089          (7,886,286)
    Increase in investment income receivable . . . . . .                (7,377,978)         (4,299,849)
    Increase in policy loans and accounts receivable . .               (18,617,264)        (13,291,534)
    Decrease in deferred income taxes. . . . . . . . . .                (1,553,149)        (14,122,861)
    Increase (decrease) in current income taxes. . . . .                12,566,440          (9,413,208)
    Realized gain on investments . . . . . . . . . . . .               (31,303,394)        (31,504,672)
    Other. . . . . . . . . . . . . . . . . . . . . . . .                 1,494,596             643,293
                                                                    --------------        ------------
      Net cash provided by operating activities. . . . .               295,888,043         217,667,358
                                                                    --------------        ------------

Cash flows from investing activities:
    Sale of fixed maturities investments . . . . . . . .               110,330,569          66,789,210
    Maturity of fixed maturities investments . . . . . .               145,656,562         181,013,701
    Sale of equity securities investments. . . . . . . .               221,452,824         169,499,008
    Collection of mortgage loans . . . . . . . . . . . .                   415,242             552,762
    Collection of finance receivables. . . . . . . . . .                 5,992,361           4,812,081
    Purchase of fixed maturities investments . . . . . .              (492,073,695)       (368,896,771)
    Purchase of equity securities investments. . . . . .              (299,571,471)       (259,440,021)
    Investment in mortgage loans . . . . . . . . . . . .                  (392,531)         (1,139,741)
    Investment in land, buildings and equipment. . . . .                (7,210,591)         (8,362,391)
    Investment in finance receivables. . . . . . . . . .                (9,103,340)         (6,422,555)
    Investment in real estate and other. . . . . . . . .                  (170,702)           (829,768)
                                                                    --------------         ------------
      Net cash used in investing activities. . . . . . .              (324,674,772)        (222,424,485)
                                                                    --------------         ------------

Cash flows from financing activities:
    Proceeds from stock options exercised. . . . . . . .                 3,485,058            2,789,461
    Purchase of treasury shares. . . . . . . . . . . . .                (1,096,800)            (149,607)
    Increase in notes payable. . . . . . . . . . . . . .                68,533,660           41,019,270
    Payment of cash dividends to shareholders. . . . . .               (51,512,452)         (46,311,769)
                                                                    --------------       --------------
      Net cash provided by financing activities. . . . .                19,409,466           (2,652,645)
                                                                    --------------       --------------
Net decrease in cash . . . . . . . . . . . . . . . . . .                (9,377,263)          (7,409,772)
Cash at beginning of period . . . . . . . . . . . . . . .               48,254,464           48,113,639
                                                                    --------------       --------------
Cash at end of period . . . . . . . . . . . . . . . . . .          $    38,877,201      $    40,703,867
                                                                    ==============      ===============
Supplemental disclosures of cash flow information
    Interest paid. . . . . . . . . . . . . . . . . . . . .        $     11,485,922      $     5,956,088
                                                                    ==============      ===============
    Income taxes paid . . . . . . . . . . . . . . . . . . .       $     46,000,000      $    61,192,157
                                                                    ==============      ===============


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

INVESTMENTS--Fixed maturities and equity securities have been classified as available for sale and are carried at fair values at September 30, 1995 and December 31, 1994.

UNREALIZED GAINS AND LOSSES--The increases (decreases) in unrealized gains for fixed maturities and equity securities (net of income tax effect) for the nine-month and three-month periods ended September 30 are as follows:


                                                            Fixed                        Equity
                                                          Maturities                   Securities                Total
                                                          ----------                   ----------                -----
Nine-Month Periods Ended
   September 30, 1995                                 $  94,342,296                  $ 232,853,363         $ 327,195,659
   September 30, 1994                                   (64,194,116)                   (76,861,387)         (141,055,503)

Three-Month Periods Ended
   September 30, 1995                                 $   1,595,539                  $  93,963,151         $  95,558,690
   September 30, 1994                                    (7,504,060)                    30,762,853            23,258,793

Such amounts are included as additions to and deductions from shareholders' equity.

REINSURANCE--Premiums earned are net of premiums on ceded business, and insurance losses and policyholder benefits are net of reinsurance recoveries in the accompanying statements of income for the nine-month and three-month periods ended September 30 as follows:


                                                              Ceded                              Reinsurance
                                                             Premiums                             Recoveries
                                                             --------                            -----------
Nine-Month Periods Ended
   September 30, 1995                                       $63,858,772                            $29,849,669
   September 30, 1994                                        76,486,577                             14,423,110

Three-Month Periods Ended
   September 30, 1995                                       $23,252,553                             $1,632,321
   September 30, 1994                                        15,208,720                              6,860,085

NOTE II - STOCK OPTIONS

The Company has primarily qualified stock option plans under which options are granted to employees of the Company at prices which are not less than market price at the date of grant and which are exercisable over a five-year period, or over a ten-year period if granted on or after July 25, 1990. On September 30, 1995, outstanding options for Stock Option Plan No. III totalled 87,977 shares with purchase prices ranging from a low of $12.46 to a high of $23.13 and outstanding options for Stock Option Plan No. IV totalled 722,635 shares with purchase prices ranging from a low of $23.50 to a high of $59.29. All outstanding shares have been adjusted for the 5% stock dividend declared February 4, 1995, payable April 28, 1995 to shareholders of record of March 17, 1995.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premiums earned for the nine months ended September 30, 1995 have increased $68,737,101 (8%) over the nine months ended September 30, 1994. Also, premiums earned have increased $23,500,403 (8%) for the three months ended September 30, 1995 over the three months ended September 30, 1994. For the nine-month period ended September 30, 1995, the growth rate of our property and casualty subsidiaries is greater than last year on both a gross written and earned premium basis. For the three-month period ended September 30, 1995, the growth rate is slightly less on a gross written basis and slightly greater on an earned premium basis when compared to the third quarter of 1994. The increase in new business, some rate increases, and lower reinsurance costs were somewhat offset by the continued softness of the commercial lines market. The premium volume of our life and health subsidiary has increased 2% for the nine months ended September 30, 1995 and for the three months ended September 30, 1995 compared to the comparable periods of 1994. The premium growth in our life subsidiary is the result of slight increases in life and health insurance sales. For the nine-month and three-month periods ended September 30, 1995, investment income, net of expenses, has increased $28,034,351 (14%) and $10,237,377 (16%) when compared with the first nine months and third three months of 1994, respectively. This increase is the result of the growth of the investment portfolio. The growth rate is greater than last year because of higher yields on new investments and on increased cash flow provided by operating activities.

Realized gains on investments for the nine months ended September 30, 1995 amounted to $31,303,394 compared to $31,504,672 for the nine-month period ended September 30, 1994, and $7,668,261 for the three-month period ended September 30, 1995 compared to $6,680,050 for the three-month period ended September 30, 1994. The realized gains are predominantly the result of the sale of equity securities and management's decision to realize the gains and reinvest the proceeds at higher yields.

Insurance losses and policyholder benefits (net of reinsurance recoveries) increased $38,847,182 (6%) for the first nine months of 1995 over the same period in 1994 and increased $8,299,451 (4%) for the third quarter when compared to the third quarter of 1994. The losses and benefits of the property and casualty companies have increased $34,307,135 for the nine-month period and increased $5,650,952 for the third quarter of 1995 compared to the comparable periods of 1994. The losses for the first nine months and for the third quarter have increased because of the growth of new business and a higher incidence of claims. Catastrophe losses were $9.9 million and $20.4 million, respectively, for the first nine months of 1995 and 1994 and were $5.5 million and $2.2 million, respectively, for the third quarter of 1995 and 1994. These losses were substantially lower in the first nine months of 1995 compared to the first nine months of 1994 because of a lower incidence and severity of these weather related claims. The losses for the third quarter of 1995 compared to the same quarter of 1994 were higher because of a higher incidence and severity of claims.

Policyholder benefits of the life insurance subsidiary increased $4,540,047 for the first nine months of 1995 over the same period of 1994 and increased $2,648,499 for the third quarter when compared to the third quarter of 1994. The majority of the nine-month and third quarter increase is the result of a higher incidence of death and disability income claims and related costs.

Commission expenses increased $7,754,321 for the nine-month period ended September 30, 1995 compared to the same period for 1994 and increased $1,151,150 for the third quarter of 1995 compared to the same period in 1994. The increase is mainly attributable to the increases in new business and the effects of favorable underwriting results. Other operating expenses increased $9,615,643 for the nine-month period ended September 30, 1995 compared to the same period for 1994 and increased $4,458,468 for the third quarter of 1995 compared to the same period in 1994. The increase is the result of general wage increases and the increase in the number of employees from 1,975 at December 31, 1993 to 2,250 at September 30, 1995 and the related expenses associated with the production of new business.

Taxes, licenses and fees decreased $2,335,469 for the first nine months of 1995 compared to the same period for 1994 and decreased $879,176 for the third quarter when compared to the third quarter of 1994. The decrease in taxes is the result of lower state corporate income taxes and state guaranty fund assessments.

Provision for income taxes, current and deferred, have increased by $15,844,994 for the first nine months of 1995 compared to the first nine months of 1994 and have increased $9,055,760 for the third quarter of 1995 compared to the third quarter of 1994. The increase in taxes for the first nine months and the third three months is attributable to higher operating income in our property casualty companies and higher taxable investment income and net dividends received for the corporation. The Company did not incur an alternative minimum tax in 1995 or 1994.

Notes payable increased $68,533,660 for the first nine months and increased $563,426 for the third quarter of 1995. The Company borrowed the additional funds to pay for the increased losses in the property and casualty companies instead of paying the losses from cash flow because the Company decided to take advantage of the investment opportunities that were available at that time.

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


ITEM 6.             Exhibits and Reports on Form 8-K
                    --------------------------------

                    (a)   Exhibits included:

                          Exhibit 11--Statement re Computation of Per Share Earnings.
                          Exhibit 27--Financial Data Schedule

                    (b) The Company was not required to file any reports on Form 8-K during the quarter ended September 30, 1995.

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

Date      November 13, 1995
    ----------------------------

                                            By/s/ Robert J. Driehaus
                                            --------------------------------
                                            R. J. Driehaus
                                            Financial Vice President & Treasurer
                                            (Principal Financial Officer)

                                   EXHIBIT 11

                        CINCINNATI FINANCIAL CORPORATION
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                  (in thousands except for per share amounts)


                                                           Nine Months Ended                  Three Months Ended
                                                             September 30,                       September 30
                                                           -----------------               -----------------------
                                                           1995         1994*              1995               1994*
                                                           ----         ----               ----               ----
Weighted average shares outstanding                        53,010       52,865              53,034           52,894

Equivalent shares assumed to be
   outstanding for:
       Stock options                                          199          246                 204              244
       Convertible debentures                               1,707        1,707               1,707            1,707
                                                            -----        -----               -----            -----

Number of shares for primary
   computation                                             54,916       54,818              54,945           54,845

Other dilutive equivalent shares--
   stock options                                                7          -0-                   7             -0-
                                                           ------      -------              ------           ------

Number of shares assuming full
   dilution                                                54,923       54,818              54,952           54,845
                                                           ======       ======              ======           ======


Net income                                               $176,988     $155,134             $58,603          $47,552

Interest on convertible debentures--
   net of tax                                               2,145        2,145                 715              715
                                                        ---------    ---------             -------          -------

Net income for per share computation                     $179,133     $157,279             $59,318          $48,267
                                                         ========     ========             =======          =======

Earnings per share:

   Total Primary                                         $   3.26     $   2.87             $  1.08          $   .88
                                                         ========     ========             =======          =======
   Fully Diluted                                         $   3.26     $   2.87             $  1.08          $   .88
                                                         ========     ========             =======          =======




*Common shares and their equivalent have been adjusted to reflect the 5% stock dividend effective March 17, 1995.