Form 10-K
period 1995-12-31
CINCINNATI FINANCIAL CORP
filed 1996-03-22
CIK 20286

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the fiscal year ended December 31, 1995     Commission file number
                                                     0-4604


                     CINCINNATI FINANCIAL CORPORATION
                     --------------------------------
            (Exact name of registrant as specified in its charter)


                 Ohio                                31-0746871
    ------------------------------               ----------------
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)             Identification No.)

  6200 S. Gilmore Road, Fairfield, Ohio              45014-5141
 ----------------------------------------           -----------
 (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (513)870-2000

Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

Securities registered pursuant to Section 12(g) of the Act:

                                                      Exchange on Which
          Title of Each Class                             Registered
          -------------------                         ------------------
              $2.00 Par, Common                        Over The Counter
5-1/2% Convertible Senior Debentures Due 2002          Over The Counter

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                              -------     -------

     The aggregate market value of voting stock held by nonaffiliates of Cincinnati Financial Corporation was $2,919,384,518 as of March 1, 1996.

     As of March 1, 1996, there were 53,090,056 shares of common stock outstanding.


                      Documents Incorporated by Reference
                      -----------------------------------
     Annual Report to Shareholders for year ended December 31, 1995 (in part) into Parts I, II and IV and Registrant's Proxy Statement dated March 2, 1996 into Parts I, III and IV.

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

        CIC, incorporated in August, 1950, is an insurance carrier presently licensed to conduct multiple line underwriting in accordance with
Section 3941.02 of the Revised Code of Ohio. This includes the sale of fire, automobile, casualty, bonds, and all related forms of property and casualty insurance in 50 states, the District of Columbia, and Puerto Rico. CIC is not authorized to write any other forms of insurance. CIC is in a highly competitive industry and competes in varying degrees with a large number of stock and mutual companies. CIC also owns 100% of the stock of the following insurance companies.

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

        CFC-I, organized in 1970, owns certain real estate in the Greater Cincinnati area and is in the business of leasing of financing various items principally automobiles, trucks, computer equipment, machine tools, construction equipment, and office equipment.

        Industry segment information for operating profits and identifiable assets is included on page 30 of the Company's Annual Report to Shareholders and is incorporated herein by reference (see Exhibit 13 to this filing).

        As more fully discussed in pages 7, 9, and 11 through 13 in the Company's Annual Report to Shareholders, incorporated herein by reference (see
Exhibit 13 to this filing), the Company sells insurance primarily in the Midwest and Southeast through a network of a limited number (988 in 26 states at December 31, 1995) of selectively appointed independent agents, most of whom own stock in the Company. Gross written premiums by property/casualty lines increased 7% to $1.377 billion in 1995. The Company's mix of property/casualty business did not change significantly in 1995. Life and accident and health insurance (which constituted only 4% of the Company's premium income for 1995) is also sold primarily through property/casualty agencies and did not change significantly in 1995.

        The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses ("LAE") of the Company's property/casualty ("P/C") insurance subsidiaries. Property and casualty insurance is written in 50 states, the District of Columbia, and Puerto Rico. The liabilities for losses and LAE are determined using case-basis evaluations and statistical projections and represent estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of trends in future claim severity and frequency. These estimates are continually reviewed; and as experience develops and new information becomes known, the liability is adjusted as necessary. Such adjustments, if any, are reflected in current operations.

        The Company does not discount any of its property/casualty liabilities for unpaid losses and unpaid loss adjustment expenses.

        There are two tables used to present an analysis of losses and LAE.
The first table, providing a reconciliation of beginning and ending liability balances for 1995, 1994, and 1993, is on page 27 in the Company's Annual Report to Shareholders, incorporated herein by reference (see Exhibit 13 to this filing). The second table, showing the development of the estimated liability for the ten years prior to 1995 is presented on the next page.

        The reconciliation referred to in the preceding paragraph shows a 1995 recognition of $126,509,000 redundancy in the December 31, 1994 liability. This redundancy is due in part to the effects of settling case reserves established in prior years for less than expected and also in part to the over estimation of the severity of IBNR losses. Average severity continues to increase primarily because of increases in medical costs related to workers' compensation and auto liability insurance. Litigation expenses for recent court cases on pending liability claims continue to be very costly; and judgments continue to be high and difficult to estimate. Reserves for environmental claims have been reviewed and the Company believes that the reserves are adequate. Environmental exposures are minimal as a result of the types of risks we have insured in the past. Historically, most commercial accounts written post-date the coverages which afford clean-up costs and Superfund responses.

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

        The limits on risks retained by the Company vary by type of policy, and risks in excess of the retention limits are reinsured. Because of the growth in the Company's capacity to underwrite risks and reinsurance market conditions, in 1987 and 1989, the Company raised its retention limits from $500,000 to $750,000 to $1,000,000, respectively, for casualty and property lines of insurance. In 1995, the casualty and property lines retention limits were further raised to $2,000,000.

        There are no differences between the liability reported in the accompanying consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") and that reported in the annual statements filed with state insurance departments in accordance with statutory accounting practices ("SAP").

           ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
                             (Millions of Dollars)

Year Ended December 31       1985     1986      1987      1988      1989      1990     1991     1992      1993      1994      1995
----------------------       ----     ----      ----      ----      ----      ----     ----     ----      ----      ----      ----
Net Liability for Unpaid
  Losses and Loss
Adjustment Expenses          $272     $377      $534      $631      $742      $833    $986     $1,138    $1,293    $1,432    $1,581

Net Liability Reestimated
  as of:
One Year Later                344      444       548       671       751       869     956      1,098     1,200     1,306
Two Years Later               382      460       584       634       747       816     928        993     1,116
Three Years Later             382      480       544       622       696       795     823        949
Four Years Later              383      452       535       596       676       723     814
Five Years Later              370      447       523       580       635       720
Six Years Later               370      443       508       551       637
Seven Years Later             367      429       496       502
Eight Years Later             364      431       505
Nine Years Later              366      439
Ten Years Later               370

Net Cumulative Redundancy
  (Deficiency)               $(98)    $(62)     $ 29      $129      $105      $113    $172     $  189     $ 177    $  126
                             =====    =====     =====     =====     ====       ====   ====     ======     =====    ======
Net Cumulative Amount of
     Liability Paid
     Through:
One Year Later               $137     $153      $178      $204      $238      $232    $280       $310      $343    $  368
Two Years Later               217      247       292       321       356       397     440        498       538
Three Years Later             266      313       362       390       446       493     546        612
Four Years Later              300      351       398       441       497       552     611
Five Years Later              316      367       427       467       528       588
Six Years Later               324      387       441       485       550
Seven Years Later             338      394       454       496
Eight Years Later             340      402       461
Nine Years Later              348      408
Ten Years Later               349

Gross Liability--End of Year                                                                   $1,200    $1,365    $1,510    $1,690
Reinsurance Recoverable                                                                            62        72        78       109
                                                                                               ------    ------    ------    ------
Net Liability--End of Year                                                                     $1,138    $1,293    $1,432    $1,581
                                                                                               ======    ======    ======    ======
Gross Reestimated Liability--Latest                                                            $1,032    $1,203    $1,407
Reestimated Recoverable--Latest                                                                    83        87       101
                                                                                               ------    -------   ------
Net Reestimated Liability--Latest                                                              $  949    $1,116    $1,306
                                                                                               ======    ======    ======
Gross Cumulative Redundancy                                                                    $  189    $  177    $  126
                                                                                               ======    ======    ======

    The table above presents the development of balance sheet liabilities for 1985 through 1995. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for individual years.

        The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1987 liability has developed a $29,000,000 redundancy over eight years and has been reflected in income over the eight years. The effects on income of the past three years of changes in estimates of the liabilities for losses and LAE for all accident years is shown in the reconciliation table.

        The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 1995, the Company had paid $461,000,000 of the currently estimated $505,000,000 of losses and LAE that have been incurred as of the end of 1987; thus an estimated $44,000,000 of losses incurred as of the end of 1987 remain unpaid as of the current financial statement date.

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

        The Company limits the maximum net loss that can arise by large risks or risks concentrated in areas of exposure by reinsuring (ceding) with other insurers or reinsurers. Related thereto, the Company's retention levels were last increased from $1,000,000 to $2,000,000 in 1995. The Company reinsures with only financially sound companies. The composition of its reinsurers has not changed, and the Company has not experienced any uncollectible reinsurance amounts or coverage disputes with its reinsurers in more than ten years.

        Information concerning the Company's investment strategy and philosophy is contained in page 32 of the Annual Report to Shareholders, incorporated herein by reference (see Exhibit 13 to this filing). The Company's primary strategy is to maintain liquidity to meet both its immediate and long-range insurance obligations through the purchase and maintenance of medium-risk fixed maturity and equity securities, while earning optimal returns on medium-risk equity securities which offer growing dividends and capital appreciation. The Company usually holds these securities to maturity unless there is a change in credit risk or the securities are called by the issuer. Historically, municipal bonds (with concentrations in the essential services, i.e. schools, sewer, water, etc.) have been attractive to the Company due to their tax exempt features. Because of Alternative Mininum Tax matters, the Company uses a blend of tax-exempt and
taxable fixed maturity securities.   Investments in common stocks have been
made with an emphasis on securities with an annual dividend yield of at least 2 to 3 percent and annual dividend increases. The Company's strategy in equity investments is to identify approximately 10 to 12 companies in which it can accumulate 10 to 20 percent of their common stock. As a long-term investor, a buy and hold strategy has been followed for many years, resulting in an accumulation of a significant amount of unrealized appreciation on equity securities.

        As of December 31, 1995, CFC employed 2,289 persons.

ITEM 2. PROPERTIES
        ----------
        CFC-I owns a fully leased 85,000 square feet office building in downtown Cincinnati that is currently leased to Procter and Gamble Company, an unaffiliated company, on a net, net, net lease basis. This property is carried in the financial statements at $634,298 as of December 31, 1995.

        CFC-I also owns the Home Office building located on 75 acres of land in Fairfield, Ohio. This building contains approximately 380,000 square feet.
The John J. and Thomas R. Schiff & Company, an affiliated company, occupies approximately 5,350 square feet, and the balance of the building is occupied by CFC and its subsidiaries. The property is carried in the financial statements at $12,450,028 as of December 31, 1995.

        CFC-I also owns the Fairfield Executive Center which is located on the northwest corner of the home office property in Fairfield, Ohio. This is a four-story office building containing approximately 124,000 square feet. CFC and its subsidiaries occupy approximately 47% of the building, unaffiliated tenants occupy approximately 34% of the building, and the balance is available for Company expansion. The property is carried in the financial statements at $10,290,635 as of December 31, 1995.

        The CLIC owns a four-story office building in the Tri-County area of Cincinnati containing approximately 127,000 square feet. At the present time, 100% of the building is currently being leased by an unaffiliated tenant. This property is carried in the financial statements at $4,560,999 as of December 31, 1995.

ITEM 3. LEGAL PROCEEDINGS
        -----------------
        The Company is involved in no material litigation other than routine litigation incident to the nature of the insurance industry.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------
        CFC filed with the commission on March 4, 1996, definitive proxy statements and annual reports pursuant to Regulation 14A. Material filed was the same as that described in Item 4 and is incorporated herein by reference. No matters were submitted during the fourth quarter.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        -----------------------------------------------------
        STOCKHOLDER MATTERS
        -------------------
        This information is included in the Annual Report of the Registrant to its shareholders on page 5 for the year ended December 31, 1995 and is incorporated herein by reference (see Exhibit 13 to this filing).

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------
        This information is included in the Annual Report of the Registrant to its shareholders on pages 18 and 19 for the year ended December 31, 1995 and is incorporated herein by reference (see Exhibit 13 to this filing).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------
        This information is included in the Annual Report of the Registrant to its shareholders on pages 30 through 32 for the year ended December 31, 1995 and is incorporated herein by reference (see Exhibit 13 to this filing).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------
         (a)      Financial Statements
                  The following consolidated financial statements of the Registrant and its subsidiaries, included in the Annual Report of the Registrant to its shareholders on pages 19 to 30 for the year ended December 31, 1995, are incorporated herein by reference (see Exhibit 13 to this filing).


                  Independent Auditors' Report
                  Consolidated Balance Sheets--December 31, 1995 and 1994 Consolidated Statements of Income--Years ended
                    December 31, 1995, 1994, and 1993
                  Consolidated Statements of Shareholders' Equity--Years
                    ended December 31, 1995, 1994, and 1993
                  Consolidated Statements of Cash Flows--Years ended
                    December 31, 1995, 1994, and 1993.

                  Notes to Consolidated Financial Statements

         (b)      Supplementary Data
                  Selected quarterly financial data, included in the Annual Report of the Registrant to its shareholders on Page 1 for the year ended December 31, 1995, is incorporated herein by reference (see Exhibit 13 to this filing).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        -----------------------------------------------------------
        AND FINANCIAL DISCLOSURE
        ------------------------
        There were no disagreements on accounting and financial disclosure requirements with accountants within the last 24 months prior to December 31, 1995.

                                   PART III

        CFC filed with the Commission on March 4, 1996 definitive proxy statements pursuant to regulation 14- A. Material filed was the same as that described in Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; Item 13, Certain Relationships and Related Transactions, and is incorporated herein by reference.

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

            2.      Financial Statement Schedules and Independent Auditors'
                    Report:
                    Independent Auditors' Report
                    Schedule   I-- Summary of Investments
                                   Other than Investments in Related Parties
                    Schedule  II-- Condensed Financial Information of Registrant
                    Schedule III-- Supplementary Insurance Information
                    Schedule  IV-- Reinsurance
                    Schedule  VI-- Supplemental Information Concerning
                                   Property-Casualty Insurance Operations

                    All other schedules are omitted because they are not required, inapplicable or the information is included in the financial statements or notes thereto.


            3.      Exhibits:

                    Exhibit 11--Statement re computation of per share earnings for years ended December 31, 1995, 1994, and 1993
                    Exhibit 13--Material incorporated by reference from the
                         annual report of the registrant to its shareholders for the year ended December 31, 1995
                    Exhibit 21--Subsidiaries of the registrant--information
                         contained in Part I of this report.
                    Exhibit 22--Notice of Annual Meeting of Shareholders and
                         Proxy Statement dated March 4, 1996 filed with Securities and Exchange Commission, Washington, D.C., 20549
                    Exhibit 23--Independent Auditors' Consent
                    Exhibit 27--Financial Data Schedule
                    Exhibit 28--Information from reports furnished to state
                                insurance regulatory authorities

        (b) Reports on Form 8-K--NONE

INDEPENDENT AUDITORS' REPORT

To The Shareholders and Board of Directors of Cincinnati Financial Corporation

We have audited the consolidated financial statements of Cincinnati Financial Corporation and its subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 9, 1996; such consolidated financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Cincinnati Financial Corporation and its subsidiaries, listed in Item 14(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


/S/ Deloitte & Touche LLP


Cincinnati, Ohio
February 9, 1996

SCHEDULE I
               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
       SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1995


                                                                        (000 omitted)
                                                                                                      Amount at
                                                                                                     which shown
                                                                                   Fair               in balance
                    Type of Investment                   Cost                      Value                 sheet
                    ------------------                   ----                      -----              -----------
Fixed Maturities:
     Bonds:
         United States Government and
         government agencies and
         authorities
            The Cincinnati Insurance Company  .        $      252                $      278               $      278
            The Cincinnati Indemnity Company  .               203                       223                      223
            The Cincinnati Casualty Company   .               150                       171                      171
            The Cincinnati Life Insurance
               Company . . . . . . . . . . . . .            3,750                     3,812                    3,812
                                                       ----------                ----------               ----------
      Total. . . . . . . . . . . . . . . . .                4,355                     4,484                    4,484
                                                       ----------                ----------               ----------
      States, municipalities and political
          subdivisions:
             The Cincinnati Insurance Company .           761,037                   800,271                  800,271
             The Cincinnati Indemnity Company .             6,897                     7,367                    7,367
             The Cincinnati Casualty Company  .            48,569                    52,175                   52,175
             The Cincinnati Life Insurance
                Company  . . . . . . . . . . . .            3,638                     3,933                    3,933
                                                       ----------                ----------               ----------
      Total  . . . . . . . . . . . . . . . .              820,141                   863,746                  863,746
                                                       ----------                ----------               ----------
      Public Utilities:
             The Cincinnati Insurance Company .            40,171                    40,417                   40,417
             The Cincinnati Casualty Company  .             6,520                     7,431                    7,431
             The Cincinnati Life Insurance
                Company  . . . . . . . . . . . .           35,274                    37,013                   37,013
             The Cincinnati Financial
                Corporation  . . . . . . . . . .              900                     1,020                    1,020
                                                       ----------                ----------               ----------
      Total  . . . . . . . . . . . . . . . .               82,865                    85,881                   85,881
                                                       ----------                ----------               ----------
      Convertibles and Bonds with warrants
          attached:
             The Cincinnati Insurance Company .           144,518                   148,533                  148,533
             The Cincinnati Casualty Company  .             1,533                     1,400                    1,400
             The Cincinnati Life Insurance
                Company  . . . . . . . . . . . .           22,261                    22,959                   22,959
             Cincinnati Financial Corporation .            12,770                    12,889                   12,889
                                                       ----------                ----------               ----------
      Total  . . . . . . . . . . . . . . . .              181,082                   185,781                  185,781
                                                       ----------                ----------               ----------
      All other Corporate Bonds:
             The Cincinnati Insurance Company .           435,362                   480,375                  480,375
             The Cincinnati Indemnity Company .            16,510                    17,809                   17,809
             The Cincinnati Casualty Company  .            53,573                    60,367                   60,367
             The Cincinnati Life Insurance
                Company  . . . . . . . . . . . .          354,233                   389,686                  389,686
             Cincinnati Financial Corporation .           350,597                   358,866                  358,866
                                                       ----------                ----------               ----------
      Total  . . . . . . . . . . . . . . . .            1,210,275                 1,307,103                1,307,103
                                                       ----------                ----------               ----------
      TOTAL FIXED MATURITIES                           $2,298,718                $2,446,995               $2,446,995
                                                       ----------                ----------               ----------

                                                                         (000 omitted)
                                                                                                         Amount at
                                                                                                        which shown
                                                                                      Fair               in balance
                    Type of Investment                      Cost                      Value                 sheet
                    ------------------                      ----                      -----              -----------
Equity Securities:
     Common Stocks
         Public Utilities
            The Cincinnati Insurance Company. .         $   74,079                $  174,714               $  174,714
            The Cincinnati Casualty Company . .              7,762                    14,382                   14,382
            The Cincinnati Life Ins. Company. .             26,130                    67,177                   67,177
            Cincinnati Financial Corp . . . . .             75,519                   268,094                  268,094
                                                        ----------                ----------               ----------
         Total . . . . . . . . . . . . . . . .             183,490                   524,367                  524,367
                                                        ----------                ----------               ----------
         Banks, trust and insurance companies
            The Cincinnati Insurance Company. .             80,545                   319,847                  319,847
            The Cincinnati Casualty Company . .              3,716                    19,004                   19,004
            The Cincinnati Life Ins. Company. .             14,185                    34,026                   34,026
            Cincinnati Financial Corporation. .            280,118                   962,943                  962,943
                                                        ----------                ----------               ----------
         Total . . . . . . . . . . . . . . . .             378,564                 1,335,820                1,335,820
                                                        ----------                ----------               ----------
         Industrial miscellaneous and all other
            The Cincinnati Insurance Company .             237,714                   421,109                  421,109
            The Cincinnati Indemnity Company .               8,576                    10,624                   10,624
            The Cincinnati Casualty Company. .              21,723                    30,095                   30,095
            The Cincinnati Life Ins. Company .              40,791                    64,250                   64,250
            Cincinnati Financial Corporation .              55,473                    78,201                   78,201
                                                        ----------                ----------               ----------
     Total . . . . . . . . . . . . . . . . .               364,277                   604,279                  604,279
                                                        ----------                ----------               ----------
         Nonredeemable preferred stocks
            The Cincinnati Insurance Company.              399,873                   458,023                  458,023
            The Cincinnati Casualty Company .                9,793                    12,503                   12,503
            The Cincinnati Life Ins. Company.               64,458                    80,259                   80,259
            Cincinnati Financial Corporation.               23,216                    26,511                   26,511
                                                        ----------                ----------               ----------
     Total . . . . . . . . . . . . . . . . . .             497,340                   577,296                  577,296
                                                        ----------                ----------               ----------
  TOTAL EQUITY SECURITIES . . . . . . . . . .           $1,423,671                $3,041,762               $3,041,762
                                                        ----------                ----------               ----------

Other Invested Assets:
  Mortgage loans on real estate
         The Cincinnati Life Ins. Company. . .          $    1,983                XXXXXXXXXX               $    1,983
         CFC-I Investment Company  . . . . . .               3,506                XXXXXXXXXX                    3,506
                                                        ----------                                         ----------
     Total   . . . . . . . . . . . . . . . .                 5,489                XXXXXXXXXX                    5,489
                                                        ----------                                         ----------
  Real Estate
         The Cincinnati Life Ins. Company. . .               4,561                XXXXXXXXXX                    4,561
         CFC-I Investment Company  . . . . . .              10,925                XXXXXXXXXX                   10,925
                                                        ----------                                         ----------
     Total . . . . . . . . . . . . . . . . . .              15,486                XXXXXXXXXX                   15,486
                                                        ----------                                         ----------
  Policy Loans
         The Cincinnati Life Ins. Company. . .              18,827                XXXXXXXXXX                   18,827
                                                        ----------                                         ----------
  TOTAL OTHER INVESTED ASSETS . . . . . . . .               39,802                XXXXXXXXXX                   39,802
                                                        ----------                                         ----------


  TOTAL INVESTMENTS . . . . . . . . . . . . .           $3,762,191                XXXXXXXXXX               $5,528,559
                                                        ==========                                         ==========

SCHEDULE II           CINCINNATI FINANCIAL CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (OOO OMITTED)

Condensed Statements of Income (Parent Company Only)

For the Years ended December 31                                   1995                      1994                    1993
                                                                  ----                      ----                    ----
Income
------
Dividends from Subsidiaries                                    $149,000                 $   78,000              $  140,000
Investment Income                                                65,839                     50,276                  38,679
Realized Gains on Investments                                       742                       (453)                  3,063
                                                               --------                 ----------              ----------
   Total Income                                                $215,581                 $  127,823              $  181,742
                                                               --------                 ----------              ----------
Expenses
--------
Interest                                                       $ 17,229                 $    9,937              $    7,389
Other                                                             3,071                      3,119                   2,643
                                                               --------                 ----------              ----------
   Total Expenses                                                20,300                     13,056                  10,032
                                                               --------                 ----------              ----------
Income Before Taxes and
   Cumulative Effect of
   Accounting Change and
   Earnings of Subsidiaries                                     195,281                    114,767                 171,710
Applicable Income Taxes                                           8,286                      5,113                  10,890
                                                               --------                 ----------              ----------
Income Before
   Cumulative Effect of
   Accounting Change and Undistributed
   Earnings of Subsidiaries                                     186,995                    109,654                 160,820
Cumulative Effect of a Change
   in Accounting for Taxes                                            0                          0                     507
                                                               --------                 ----------              ----------
Net Income Before Change in
   Undistributed Earnings of
   Subsidiaries                                                 186,995                    109,654                 161,327
Increase in Undistributed
   Earnings of Subsidiaries                                      40,355                     91,576                  54,697
                                                               --------                 ----------              ----------
   Net Income                                                  $227,350                 $  201,230              $  216,024
                                                               ========                 ==========              ==========

Condensed Balance Sheets (Parent Company Only)
December 31                                                                             1995                        1994
                                                                                        ----                        ----
Assets
------
Cash                                                                              $     1,354                  $    1,013
Fixed Maturities, at Fair Value                                                       372,776                     208,698
Equity Securities, at Fair Value                                                    1,335,749                     945,688
Investment Income Receivable                                                           15,739                      11,149
Inter-Company Dividends Receivable                                                     12,527                       8,300
Equity in Net Assets of Subsidiaries                                                1,569,026                   1,196,940
Other Assets                                                                            3,590                       3,796
                                                                                   ----------                  ----------
   Total Assets                                                                    $3,310,761                  $2,375,584
                                                                                   ==========                  ==========
Liabilities
-----------
Notes Payable                                                                      $  221,005                  $  129,116
Dividends Declared but Unpaid                                                          18,038                      16,134
Federal Income Tax
   Current                                                                              7,689                       5,453
   Deferred                                                                           321,094                     198,027
5.5% Convertible Senior Debentures
   Due 2002                                                                            80,000                      80,000
Other Liabilities                                                                       4,964                       6,807
                                                                                   ----------                  ----------
   Total Liabilities                                                               $  652,790                  $  435,537
Stockholders' Equity                                                                2,657,971                   1,940,047
                                                                                   ----------                  ----------
   Total Liabilities and Stockholders' Equity                                      $3,310,761                  $2,375,584
                                                                                   ==========                  ==========

SCHEDULE II           CINCINNATI FINANCIAL CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (OOO OMITTED)

Condensed Statements of Cash Flows (Parent Company Only)

For the Years ended December 31                         1995                   1994                  1993
                                                        ----                   ----                  ----
Operating Activities
--------------------
Net Income                                          $ 227,350               $ 201,230             $ 216,024
Adjustments to Reconcile Net
   Income to Net Cash Provided
   by Operating Activities:
    Amortization                                         (706)                   (188)                  (62)
    Increase in investment
      income receivable                                (4,590)                 (2,576)               (1,745)
    Increase in Current Federal
      Income Taxes Payable                              2,236                     607                   489
    Provision for Deferred
      Income Taxes                                      1,125                       0                 5,865
    Decrease (Increase) in
      Dividends Receivable
      from Subsidiaries                                (4,227)                  7,700               (16,000)
    Decrease (Increase) in
      Other Assets                                        206                   1,820                (2,832)
    (Decrease) Increase in Accrued
      Expenses and Other Liabilities                   (1,843)                  1,407               (12,637)
    Increase in Undistributed
      Earnings of Subsidiaries                        (40,355)                (91,576)              (54,697)
    Realized Gains (Losses) on
      Investments                                        (742)                    453                (3,063)
                                                    ---------               ---------             ---------
Net Cash Provided by Operating
    Activities                                        178,454                 118,877               131,342
                                                    ---------               ---------             ---------

Investing Activities
--------------------
Sale of Fixed Maturity Invest.                         44,063                  17,224                18,417
Maturity of Fixed Maturity Invest.                     14,641                   2,794                15,368
Sale of Equity Security Invest.                        19,830                  25,268                18,180
Purchase of Fixed
    Maturity Investments                             (203,081)                (86,711)              (93,580)
Purchase of Equity
    Security Investments                              (79,739)                (70,874)              (58,867)
                                                    ---------               ---------             ---------
Net Cash Used in
    Investing Activities                             (204,286)               (112,299)             (100,482)
                                                    ---------               ---------             ---------

Financing Activities
--------------------
Increase in Other
    Short-Term Borrowings                              91,889                  51,050                11,114
Payment of Cash Dividends                             (69,542)                (62,436)              (55,103)
(Purchase) Issuance of Treasury
    Shares)                                              (287)                   (460)                5,179
Proceeds from Stock
    Options Exercised                                   4,113                   3,745                 7,102
                                                    ---------               ---------             ---------
Net Cash Provided (Used)
    in Financing Activities                            26,173                  (8,101)              (31,708)
                                                    ---------               ---------             ---------
Increase (Decrease) in Cash                               341                  (1,523)                 (848)
Cash at Beginning of Year                               1,013                   2,536                 3,384
                                                    ---------               ---------             ---------
Cash at End of Year                                 $   1,354               $   1,013             $   2,536
                                                    =========               =========             =========

SCHEDULE III       CINCINNATI FINANCIAL CORPORATION & SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
               FOR YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                 (000 omitted)

Column A                  Column B            Column C             Column D            Column E            Column F
--------                  --------            --------             --------            --------            --------
                                                  Future
                                                  Policy
                                                 Benefits,                              Other
                             Deferred             Losses,                               Policy
                              Policy             Claims &                              Claims &
                           Acquisition            Expense          Unearned            Benefits             Premium
Segment                        Cost               Losses           Premiums            Payable              Revenue
------------------------------------------------------------------------------------------------------------------------
1995
Property
  and Liability
  Insurance                   $ 76,365         $1,690,461           $407,254          $32,180              $1,263,257
Life/Health
  Insurance                     43,224            412,552              1,371           11,604                  50,869
                              --------         ----------           --------          -------              ----------
Total                         $119,589         $2,103,013           $408,625          $43,784              $1,314,126
                              ========         ==========           ========          ========             ==========
1994
Property
  and Liability
  Insurance                   $ 69,169         $1,510,150           $377,764          $24,654              $1,169,940
Life/Health
   Insurance                    40,334            378,432              1,655           11,856                  49,093
                              --------         ----------           --------          -------              ----------
Total                         $109,503         $1,888,582           $379,419          $36,510              $1,219,033
                              ========         ==========           ========          =======              ==========
1993
Property
   and Liability
   Insurance                  $ 64,086         $1,365,052           $357,515          $21,582              $1,092,135
Life/Health
   Insurance                    40,005            354,028              1,762           10,557                  48,656
                              --------         ----------           --------          -------              ----------
Total                         $104,091         $1,719,080           $359,277          $32,139              $1,140,791
                              ========         ==========           ========          =======              ==========

Column A                Column G             Column H            Column I           Column J          Column K
--------                --------             --------            --------           --------         ----------


                                            Benefits,          Amortization
                                             Claims            of Deferred
                            Net             Losses &             Policy             Other
                         Investment        Settlement          Acquisition        Operating         Premium
Segment                    Income           Expenses              Costs            Expenses         Written
-----------------------------------------------------------------------------------------------------------------
1995
Property
  and Liability
  Insurance            $180,074             $913,139            $264,281           $ 87,420          $1,295,852
Life/Health
  Insurance              52,440               51,077               8,032             15,289               7,277(4)
                       --------             --------            --------           --------          ----------
Total                  $232,514             $964,216            $272,313           $102,709          $1,303,129
                       ========             ========            =========          ========          ==========
1994
Property
  and Liability
  Insurance            $165,260             $854,804            $244,856           $ 80,205          $1,190,824
Life/Health
   Insurance             48,339               46,010               8,824             14,579               7,204(4)
                       --------             --------            --------           --------          ----------
Total                  $213,599             $900,814            $253,680           $ 94,784          $1,198,028
                       ========             ========            ========           ========          ==========
1993
Property
   and Liability
   Insurance           $168,190             $788,318            $235,704           $ 75,635          $1,123,780
Life/Health
   Insurance             45,844               44,160               7,760             13,146               7,459(4)
                       --------             --------            --------           --------          ----------
Total                  $214,034             $832,478            $243,464           $ 88,781          $1,131,239
                       ========             ========            ========           ========          ==========

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

 SCHEDULE IV
               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                                  REINSURANCE
               FOR YEARS ENDING DECEMBER 31, 1995, 1994, AND 1993
                                 (000 omitted)

            Column A                    Column B             Column C             Column D
            --------                    --------             --------             --------

                                                             Ceded to             Assumed
                                         Gross                Other              from Other
                                         Amount             Companies            Companies
---------------------------------------------------------------------------------------------
1995
----
Life Insurance in Force                $8,328,764           $980,023               $ 20,047
                                       ==========           ========               ========
Premiums
 Life/Health Insurance                 $   54,437           $  3,713               $    145
 Property/Liability Ins.                1,310,105             83,804                 36,956
                                       ----------           --------               --------
     Total Premiums                    $1,364,542           $ 87,517               $ 37,101
                                       ==========           ========               ========
1994
----
Life Insurance in Force                $7,473,906           $855,389               $ 23,102
                                       ==========           ========               ========
Premiums
 Life/Health Insurance                 $   52,251           $  3,303               $    145
 Property/Liability Ins.                1,207,036            100,842                 63,746
                                       ----------           --------               --------
     Total Premiums                    $1,259,287           $104,145               $ 63,891
                                       ==========           ========               ========
1993
----
Life Insurance in Force                $6,740,142           $761,452               $ 25,712
                                       ==========           ========               ========
Premiums
 Life/Health Insurance                 $   51,011           $  2,521               $    166
 Property/Liability Ins.                1,114,330             87,820                 65,625
                                       ----------           --------               --------
     Total Premiums                    $1,165,341           $ 90,341               $ 65,791
                                       ==========           ========               ========

            Column A              Column E            Column F
            --------              --------            --------

                                                    Percentage of
                                    Net             Amount Assumed
                                   Amount              to Net
------------------------------------------------------------------
1995
----
Life Insurance in Force         $7,368,788              .3%
                                ==========             ====
Premiums
 Life/Health Insurance          $   50,869              .3%
 Property/Liability Ins.         1,263,257             2.9%
                                ----------             ----
     Total Premiums             $1,314,126             2.8%
                                ==========             ====
1994
----
Life Insurance in Force         $6,641,619              .3%
                                ==========             ====
Premiums
 Life/Health Insurance          $   49,093              .3%
 Property/Liability Ins.         1,169,940             5.4%
                                ----------             ----
     Total Premiums             $1,219,033             5.2%
                                ==========             ====
1993
----
Life Insurance in Force         $6,004,402              .4%
                                ==========             ====
Premiums
 Life/Health Insurance          $   48,656              .3%
 Property/Liability Ins.         1,092,135             6.0%
                                ----------             ----
     Total Premiums             $1,140,791             5.8%
                                ==========             ====

 SCHEDULE VI

                CINCINNATI FINANCIAL CORPORATION & SUBSIDIARIES
   SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
               FOR YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                 (000 omitted)


Column A            Column B              Column C              Column D           Column E          Column F
--------            --------              --------              --------           --------          -------





                                        Reserves for
                    Deferred           Unpaid Claims            Discount,
Affiliation          Policy              and Claim               if any,
   with           Acquisition            Adjustment            Deducted in          Unearned          Earned
Registrant           Costs                Expenses              Column C            Premiums         Premiums
----------------------------------------------------------------------------------------------------------------
Consolidated
Property-Casualty
Entities

1995              $76,365               $1,690,461               $-0-              $407,254         $1,263,257
                  =======               ==========               ====              ========         ==========

1994              $69,169               $1,510,150               $-0-              $377,764         $1,169,940
                  =======               ==========               ====              ========         ==========

1993              $64,086               $1,365,052               $-0-              $357,515         $1,092,135
                  =======               ==========               ====              ========         ==========

                   Column G                    Column H                    Column I             Column J            Column K
                   --------                    --------                    --------             --------            --------
                                               Claims and
                                                 Claim
                                               Adjustment
                                                Expenses
                                                Incurred
                                               Related to                 Amortization           Paid
                                               ----------                 of Deferred            Claims
Affiliation           Net                (1)               (2)              Policy             and Claim
   with           Investment           Current           Prior            Acquisition          Adjustment          Premiums
Registrant          Income               Year              Years             Costs              Expenses           Written
------------------------------------------------------------------------------------------------------------------------------
Consolidated
Property-Casualty
Entities

1995             $180,074            $1,040,541         $(126,509)        $264,281         $765,315           $1,295,852
                 ========            ==========         =========         ========         ========           ==========

1994             $165,260            $  948,581         $ (92,892)        $244,856         $717,025           $1,190,824
                 ========            ==========         =========         ========         ========           ==========

1993             $168,190            $  828,978         $ (39,769)        $235,704         $633,681           $1,123,780
                 ========            ==========         =========         ========         ========           ==========

                               Index of Exhibits


Exhibit 11-- Statement re computation of per share earnings for the years ended December 31, 1995, 1994, and 1993.

Exhibit 13-- Material incorporated by reference from the annual report of the registrant to the shareholders for the year ended December 31, 1995.

Exhibit 23--   Independent Auditors' Consent

Exhibit 27--   Financial Data Schedule

Exhibit 28-- Information from reports furnished to state insurance regulatory authorities.

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


                        CINCINNATI FINANCIAL CORPORATION

           Signature                                             Title                                 Date
           ---------                                             -----                                 ----
    /s/ Robert B. Morgan
--------------------------------------                      Chief Executive                       March  19, 1996
         Robert B. Morgan                                  Officer, President
                                                              and Director
    /s/ Robert J. Driehaus
--------------------------------------                    Financial Vice President                March  19, 1996
        Robert J. Driehaus                                 Treasurer and Director
                                                         (Principal Financial Officer)
                                                         (Principal Accounting Officer)
    /s/ William F. Bahl
--------------------------------------                          Director                          March  19, 1996
         William F. Bahl

 --------------------------------------                        Secretary and                       March    , 1996
       Vincent H. Beckman                                       Director

    /s/ Michael Brown
--------------------------------------                          Director                          March  19, 1996
          Michael Brown

 --------------------------------------                          Director                          March    , 1996
       Richard M. Burridge

 --------------------------------------                          Director                          March    , 1996
          John E. Field

 --------------------------------------                          Director                          March    , 1996
          David R. Huhn

    /s/ Kenneth C. Lichtendahl
--------------------------------------                          Director                          March  19, 1996
      Kenneth C. Lichtendahl

    /s/ Jackson H. Randolph
--------------------------------------                          Director                          March  19, 1996
       Jackson H. Randolph

              Signature                                               Title                                  Date
              ---------                                               -----                                  ----
-----------------------------------------                           Director                         March    , 1996
             John J. Schiff

    /s/ John J. Schiff, Jr.
-----------------------------------------                         Chairman of the                    March  19, 1996
          John J. Schiff, Jr.                                      Board and
                                                                    Director
    /s/ Robert C. Schiff
-----------------------------------------                           Director                         March  19, 1996
            Robert C. Schiff

    /s/ Thomas R. Shiff
-----------------------------------------                           Director                         March  19, 1996
            Thomas R. Schiff

-----------------------------------------                           Director                         March    , 1996
          Frank J. Schultheis

-----------------------------------------                           Director                         March    , 1996
             Larry R. Webb

-----------------------------------------                           Director                         March    , 1996
            Alan R. Weiler