Form 10-Q
period 1996-03-31
CINCINNATI FINANCIAL CORP
filed 1996-05-13
CIK 20286

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549



                           _______________________


                                  FORM 10-Q



               X     Quarterly Report Under Section 13 or 15 (d) of
             -----   the Securities Exchange Act of 1934

                     For the Quarterly Period Ended March 31, 1996

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

        $2.00 Par Common--55,749,977 shares outstanding at March 31, 1996

        $80,000,000 of 5-1/2% Convertible Senior Debentures Due 2002

                                     PART I

     ITEM 1.  FINANCIAL STATEMENTS

               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                      (Unaudited)
                                                                       March 31,      December 31,
                                                                          1996           1995
                                                                  --------------    --------------
     ASSETS
     Cash . . . . . . . . . . . . . . . . . . . . . . . . . .     $   13,213,372    $   20,019,459
     Investments
       Fixed Maturities (Cost: 1996--$2,355,589,683;
         1995--$2,298,718,542). . . . . . . . . . . . . . . .      2,470,746,543     2,446,995,519
       Equity Securities (Cost: 1996--$1,463,450,084;
         1995--$1,423,671,759). . . . . . . . . . . . . . . .      3,323,978,226     3,041,762,260
       Other Invested Assets. . . . . . . . . . . . . . . . .         39,574,152        39,801,776
     Finance Receivables. . . . . . . . . . . . . . . . . . .         21,421,167        20,281,562
     Premiums Receivable. . . . . . . . . . . . . . . . . . .        162,617,760       161,116,592
     Reinsurance Receivable . . . . . . . . . . . . . . . . .        107,300,769       103,682,717
     Prepaid Reinsurance Premiums . . . . . . . . . . . . . .         20,735,303        21,835,186
     Investment Income Receivable . . . . . . . . . . . . . .         67,272,468        65,045,195
     Land, Buildings and Equipment for Company Use (at Cost
       Less Accumulated Depreciation) . . . . . . . . . . . .         33,499,146        33,056,396
     Deferred Acquisition Costs Pertaining to Unearned
       Premiums and to Life Policies in Force . . . . . . . .        119,933,390       119,589,232
     Other Assets . . . . . . . . . . . . . . . . . . . . . .         32,478,590        36,112,005
                                                                  --------------    --------------

         Total Assets                                             $6,412,770,886    $6,109,297,899
                                                                  ==============    ==============

     LIABILITIES
     Insurance Reserves:
       Life Policy Reserves . . . . . . . . . . . . . . . . .     $  412,821,142    $  403,263,716
       Losses and Loss Expenses . . . . . . . . . . . . . . .      1,785,724,559     1,743,533,951
     Unearned Premiums. . . . . . . . . . . . . . . . . . . .        406,200,574       408,624,414
     Notes Payable. . . . . . . . . . . . . . . . . . . . . .        221,468,657       221,005,282
     5-1/2% Convertible Senior Debentures Due 2002. . . . . .         80,000,000        80,000,000
     Federal Income Taxes
       Current. . . . . . . . . . . . . . . . . . . . . . . .         30,396,424        10,475,088
       Deferred . . . . . . . . . . . . . . . . . . . . . . .        558,180,064       487,840,052
     Other Liabilities. . . . . . . . . . . . . . . . . . . .         82,313,645        96,584,203
                                                                  --------------    --------------

         Total Liabilities                                         3,577,105,065     3,451,326,706
                                                                  --------------    --------------

     SHAREHOLDERS' EQUITY
     Common Stock, $2 per Share; Authorized 80,000,000
       Shares; Issued 1996--55,774,782; 1995--53,084,081
       Shares; Outstanding 1996--55,749,977; 1995--53,056,934
       Shares . . . . . . . . . . . . . . . . . . . . . . . .        111,549,564       106,168,162
     Paid-In Capital. . . . . . . . . . . . . . . . . . . . .        399,460,937       237,171,509
     Retained Earnings. . . . . . . . . . . . . . . . . . . .      1,030,420,944     1,156,626,751
     Unrealized Gain on Investments, Less Taxes . . . . . . .      1,295,444,654     1,159,388,263
                                                                  --------------    --------------

                                                                   2,836,876,099     2,659,354,685

     Less Treasury Shares at Cost (1996--24,805 Shares;
       1995--27,147 Shares) . . . . . . . . . . . . . . . . .         (1,210,278)       (1,383,492)
         Total Shareholders' Equity . . . . . . . . . . . . .      2,835,665,821     2,657,971,193
                                                                  --------------    --------------

           Total Liabilities and Shareholders' Equity . . . .     $6,412,770,886    $6,109,297,899
                                                                  ==============    ==============


     Accompanying notes are an integral part of these financial statements.

               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                       Three Months Ended March 31,
                                                                                   -----------------------------------
 Revenues:                                                                        1996                           1995
                                                                                  ----                           ----
  Premiums Earned:
    Property and Casualty . . . . . . . . . . . . . . . . . . . .          $ 333,372,036                    $ 307,146,925
    Life. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             11,952,931                       10,949,844
    Accident and Health . . . . . . . . . . . . . . . . . . . . .              1,895,383                        1,833,146
                                                                           -------------                    -------------
      Net Premiums Earned . . . . . . . . . . . . . . . . . . . .            347,220,350                      319,929,915
  Investment Income, Less Expenses. . . . . . . . . . . . . . . .             82,471,695                       71,813,695
  Realized Gain on Investments. . . . . . . . . . . . . . . . . .             19,277,148                       21,018,001
  Other Income. . . . . . . . . . . . . . . . . . . . . . . . . .              2,829,255                        1,926,188
                                                                           -------------                    -------------
    Total Revenues. . . . . . . . . . . . . . . . . . . . . . . .            451,798,448                      414,687,799
                                                                           -------------                    -------------
 Benefits & Expenses:
  Insurance Losses and Policyholder Benefits. . . . . . . . . . .            272,754,764                      233,385,026
  Commissions . . . . . . . . . . . . . . . . . . . . . . . . . .             61,077,667                       59,217,649
  Other Operating Expenses. . . . . . . . . . . . . . . . . . . .             26,528,905                       24,805,094
  Taxes, Licenses & Fees. . . . . . . . . . . . . . . . . . . . .              9,904,410                        8,944,612
  Increase in Deferred Acquisition. . . . . . . . . . . . . . . .
    Costs Pertaining to Unearned
    Premiums and to Life Policies
    in Force. . . . . . . . . . . . . . . . . . . . . . . . . . .               (344,158)                      (1,010,378)
  Interest Expense. . . . . . . . . . . . . . . . . . . . . . . .              4,558,151                        3,662,971
  Other Expenses. . . . . . . . . . . . . . . . . . . . . . . . .                870,113                        1,859,960
                                                                           -------------                    -------------
    Total Expenses. . . . . . . . . . . . . . . . . . . . . . . .            375,349,852                      330,864,934
                                                                           -------------                    -------------
 Income Before Income Taxes . . . . . . . . . . . . . . . . . . .             76,448,596                       83,822,865
                                                                           -------------                    -------------

 Provision (Benefit) for Income Taxes:
  Current . . . . . . . . . . . . . . . . . . . . . . . . . . . .             19,921,333                       21,313,367
  Deferred. . . . . . . . . . . . . . . . . . . . . . . . . . . .             (2,921,119)                        (735,101)
                                                                           -------------                    -------------
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .             17,000,214                       20,578,266
                                                                           -------------                    -------------

 Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  59,448,382                    $  63,244,599
                                                                           =============                    =============

 Weighted Average Shares Outstanding. . . . . . . . . . . . . . .             57,816,427                       57,619,829*
                                                                           =============                    =============
 Per Common Share:

    Total Net Income. . . . . . . . . . . . . . . . . . . . . . .                  $1,04                           $1.11*
                                                                                   =====                           =====

    Cash Dividends Declared . . . . . . . . . . . . . . . . . . .                  $ .35                           $ .30*
                                                                                   =====                           =====

 *Adjusted to reflect 5% stock dividend effective March 15, 1996.

 Accompanying notes are an integral part of these financial statements.

               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                   ------------------------------------------

                             Common Stock                   Treasury      Paid-In          Retained         Unrealized
                         Shares        Amount                Stock        Capital          Earnings         Capital Gains
                         ------       -------             ----------     ---------        ----------       ---------------
Bal. Dec. 31,
  1994                50,435,974    $100,871,948        $  (913,765)   $105,791,761    $1,133,104,811      $  601,192,480

Net Income                                                                                 63,244,599

Change in Unreal.
  Gains Net of
  Inc. Taxes of
  $61,016,852                                                                                                 113,317,011

Div. Declared                                                                             (17,164,239)

5% Stock Div.
  at Market            2,521,546       5,043,092                        127,338,073      (132,564,883)*

Issuance of
  Treasury Shares                                            10,465           4,437

Stock Options
  Exercised               64,806         129,612                          1,702,477
                      ----------    ------------        -----------    ------------    --------------      -------------
Bal. March 31,
  1995                53,022,326    $106,044,652        $  (903,300)   $234,836,748    $1,046,620,288      $  714,509,491
                      ==========    ============        ===========    ============    ==============      ==============


Bal. Dec. 31,
  1995                53,084,081    $106,168,162        $(1,383,492)   $237,171,509    $1,156,626,751      $1,159,388,263

Net Income                                                                                 59,448,382

Change in Unreal.
  Gains Net of
  Inc. Taxes of
  $73,261,132                                                                                                 136,056,391

Div. Declared                                                                             (19,645,462)

5% Stock Div.
  at Market            2,652,110       5,304,220                        160,452,655      (166,008,727)*

Issuance of
  Treasury Shares                                           173,214          58,105

Stock Options
  Exercised               38,591          77,182                          1,778,668
                      ----------    ------------        -----------    ------------    --------------      --------------
Bal. March 31,
  1996                55,774,782    $111,549,564        $(1,210,278)   $399,460,937    $1,030,420,944      $1,295,444,654
                      ==========    ============        ===========    ============    ==============      ==============

Accompanying notes are an integral part of these financial statements.

*Includes $183,718 and $251,852 for fractional shares in March 17, 1995 and March 15, 1996, respectively.

               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         Three Months Ended March 31,
                                                                    --------------------------------------
                                                                         1996                      1995
                                                                         ----                      ----
   Cash flows from operating activities:
     Net income . . . . . . . . . . . . . . . . . . . . . .         $ 59,448,382             $  63,244,599
     Adjustments to reconcile operating income to net cash
       provided by operating activities:
       Depreciation and amortization. . . . . . . . . . . .             (564,606)                2,432,438
       Decrease in net unearned premiums. . . . . . . . . .           (1,323,957)               (1,834,016)
       Increase in net life policy reserves . . . . . . . .            9,557,426                 6,627,189
       Increase in net loss and loss expense reserves . . .           38,572,556                46,437,067
       (Increase) Decrease in net premiums receivable . . .           (1,501,168)                  807,044
       Increase in deferred acquisition costs . . . . . . .             (344,158)               (1,010,377)
       Decrease in other liabilities. . . . . . . . . . . .          (16,129,744)               (3,569,850)
       Increase in investment income receivable . . . . . .           (2,227,273)               (1,995,983)
       Decrease (Increase) in policy loans and accounts
         receivable . . . . . . . . . . . . . . . . . . . .            5,664,701                (5,759,188)
       Decrease in deferred income taxes. . . . . . . . . .           (2,921,119)               (2,571,897)
       Increase in current income taxes . . . . . . . . . .           19,921,333                26,725,886
       Realized gain on investments . . . . . . . . . . . .          (19,277,148)              (21,018,001)
       Other. . . . . . . . . . . . . . . . . . . . . . . .           (1,724,089)                1,216,919
                                                                    ------------             -------------
         Net cash provided by operating activities. . . . .           87,151,136               109,731,830
                                                                    ------------             -------------
   Cash flows from investing activities:
       Sale of fixed maturities investments . . . . . . . .           57,477,616                20,509,272
       Maturity of fixed maturities investments . . . . . .           33,964,392                47,190,434
       Sale of equity securities investments. . . . . . . .           56,449,745                83,764,258
       Collection of mortgage loans . . . . . . . . . . . .              591,961                    65,418
       Collection of finance receivables. . . . . . . . . .            2,088,718                 1,828,410
       Purchase of fixed maturities investments . . . . . .         (142,549,614)             (167,264,970)
       Purchase of equity securities investments. . . . . .          (79,678,432)             (102,142,181)
       Investment in mortgage loans . . . . . . . . . . . .             (350,000)                       -0-
       Investment in land, buildings and equipment. . . . .           (2,857,885)               (2,334,980)
       Investment in finance receivables. . . . . . . . . .           (3,228,321)               (2,601,634)
       Investment in real estate and other. . . . . . . . .             (377,818)                  (53,991)
                                                                    ------------             -------------
         Net cash used in investing activities. . . . . . .          (78,469,638)             (121,039,964)
                                                                    ------------             -------------
   Cash flows from financing activities:
       Proceeds from stock options exercised. . . . . . . .            1,855,850                 1,832,089
       Issuance of treasury shares. . . . . . . . . . . . .              231,319                    14,902
       Increase in notes payable. . . . . . . . . . . . . .              463,375                10,500,547
       Payment of cash dividends to shareholders. . . . . .          (18,038,129)              (16,133,741)
                                                                    ------------             -------------
         Net cash used in financing activities. . . . . . .          (15,487,585)               (3,786,203)
                                                                    ------------             -------------

   Net decrease in cash . . . . . . . . . . . . . . . . . .           (6,806,087)              (15,094,337)
   Cash at beginning of period. . . . . . . . . . . . . . .           20,019,459                48,254,464
                                                                    ------------             -------------

   Cash at end of period. . . . . . . . . . . . . . . . . .         $ 13,213,372             $  33,160,127
                                                                    ============             =============
   Supplemental disclosures of cash flow information
     Interest paid. . . . . . . . . . . . . . . . . . . . .         $  3,966,246             $   2,234,417
                                                                    ============             =============

     Income taxes paid. . . . . . . . . . . . . . . . . . .         $        -0-             $         -0-
                                                                    ============             =============

   Accompanying notes are an integral part of these financial statements.

               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


 NOTE I - ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the Company and all of its subsidiaries, each of which is wholly owned, and are presented in conformity with generally accepted accounting principles. All significant inter-company investments and transactions have been eliminated in consolidation. The December 31, 1995 consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by generally accepted accounting principles.

INVESTMENTS--Fixed maturities and equity securities have been classified as available for sale and are carried at fair values at March 31, 1996 and December 31, 1995.

UNREALIZED GAINS AND LOSSES--The increases (decreases) in unrealized gains for fixed maturities and equity securities (net of income tax effect) for the three-month periods ended March 31 are as follows:


                                        Fixed            Equity
                                      Maturities        Securities            Total
                                     -----------        ----------           ------
              1996                 $(21,528,076)       $157,584,467         $136,056,391
              ----

              1995                 $ 47,307,079        $ 66,009,932         $113,317,011
              ----

Such amounts are included as additions to and deductions from shareholders' equity.

REINSURANCE--Premiums earned are net of $22,928,950 and $18,720,168 of premium on ceded business for March 31, 1996 and 1995, respectively. Insurance losses and policyholder benefits in the accompanying statements of income are net of $9,929,733 and $14,617,542 reinsurance recoveries for March 31, 1996 and 1995, respectively.

NOTE II - STOCK OPTIONS

The Company has primarily qualified stock option plans under which options are granted to employees of the Company at prices which are not less than market price at the date of grant and which are exercisable over ten-year periods. On March 31, 1996, outstanding options for Stock Option Plan No. III totalled 92,378 shares with purchase prices ranging from a low of $11.87 to a high of $22.03 and outstanding options for Stock Option Plan No. IV totalled 848,409 shares with purchase prices ranging from a low of $22.38 to a high of $61.43. All outstanding shares have been adjusted for the 5% stock dividend declared February 3, 1996, payable April 30, 1996 to shareholders of record of March 15, 1996.

At the Shareholders' meeting on April 6, 1996, the shareholders approved Stock Option Plan V for 500,000 shares. No shares have been granted from this plan at this time.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees.

NOTE III INTERIM ADJUSTMENTS

The preceding summary of financial information for Cincinnati Financial Corporation and consolidated subsidiaries is unaudited, but the Company believes that all adjustments (consisting only of normal recurring accruals) necessary for fair presentation have been made. The results of operations for this interim period is not necessarily an indication of results to be expected for the remaining nine months of the year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premiums earned for the three months ended March 31, 1996 have increased $27,290,435 (9%) over the three months ended March 31, 1995. The growth rate of our property and casualty subsidiaries on a gross written basis is greater than last year; but with higher costs of reinsurance, our premiums earned increase of 9% was slightly less in the three-month period ended March 31, 1996 over March 31, 1995. The premium growth is attributable to new business and some rate increases. The premium volume of our life and health company has increased approximately 8% as the Company had increases in both life and health insurance production. For the three-month period ended March 31, 1996, Investment Income, net of expenses, has increased $10,658,000 (15%) when compared with the first three months of 1995. This increase is the result of the growth of the investment portfolio because of investing cash flows from operations and dividend increases from equity securities.

Realized gains on investments for the three months ended March 31, 1996 amounted to $19,277,148 compared to $21,018,001, for the comparable three-month period ended March 31, 1995. The realized gains are predominantly the result of the sale of equity securities and management's decision to realize the gains and reinvest the proceeds at higher yields.

Insurance losses and policyholder benefits (net of reinsurance recoveries) increased $39,369,738 (17%) for the first three months of 1996 over the same period in 1995. The losses of the property and casualty companies have increased $36,184,830 because of the growth of new business and a higher incidence of claims. Policyholder benefits increased $3,184,908 over the first quarter of 1995 in the life insurance subsidiary. The majority of the increase is the result of a higher incidence of death claims and related costs.

Commission expenses increased $1,860,018 for the first quarter of 1996 compared to the first quarter of 1995. The increase attributable to increases in written premium was somewhat offset by a reduction in contingent commission relating to underwriting results.

Provision for income taxes, current and deferred, have decreased by $3,578,052 for the first three months of 1996 compared to the first three months of 1995. The decrease in federal taxes is primarily attributable to a decline of the effective tax rate from 24.5% to 22.2% at March 31, 1995 and 1996.

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


ITEM 2.   Changes in Securities
          ---------------------

On February 3, 1996, the Company declared a 5% stock dividend payable on April 30, 1996 to shareholders of record of March 15, 1996.


ITEM 3.   Defaults Upon Senior Securities
          -------------------------------

The Company has not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.


ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

No special matters were voted upon by security holders during the first quarter. On April 6, 1996, shareholders voted on and approved Stock Option Plan No. V and the Incentive Compensation Plan.


ITEM 5.   Other Information
          -----------------

          No matters to report.


ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits included:

               Exhibit 11--Statement re Computation of Per Share Earnings.
               Exhibit 27--Financial Data Schedule

          (b) The Company was not required to file any reports on Form 8-K during the quarter ended March 31, 1996.

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

                                      CINCINNATI FINANCIAL CORPORATION
                                      --------------------------------
                                      (Registrant)

 Date   May 13, 1996
      ----------------------
                                       By /s/   Robert J. Driehaus
                                          ----------------------------
                                            R. J. Driehaus
                                             Senior Vice President and Chief
                                               Financial Officer
                                             (Principal Financial Officer)