Form 10-Q
period 1996-06-30
CINCINNATI FINANCIAL CORP
filed 1996-08-09
CIK 20286

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------


                                    FORM 10-Q


 X    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act
- ---   of 1934

      For the Quarterly Period Ended June 30, 1996

- ---   Transition Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

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

         YES   X   ,     NO
            -------        -------

         Securities registered pursuant to Section 12(g) of the Act:

               $2.00 Par Common--55,766,615 shares outstanding at June 30, 1996

               $80,000,000 of 5-1/2% Convertible Senior Debentures Due 2002

         PART I

ITEM 1.  FINANCIAL STATEMENTS

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            (Unaudited)
                                                                              June 30,        December 31,
                                                                                1996               1995
                                                                         ---------------    ---------------
ASSETS
Cash .................................................................   $    10,117,346    $    20,019,459
Investments
         Fixed Maturities (Cost: 1996--$2,374,889,263;
            1995--$2,298,718,542)  ...................................     2,449,668,496      2,446,995,519
         Equity Securities (Cost: 1996--$1,505,050,201;
            1995--$1,423,671,759)  ...................................     3,306,316,275      3,041,762,260
         Other Invested Assets .......................................        49,328,335         46,963,230
Finance Receivables ..................................................        23,026,796         20,281,562
Premiums Receivable ..................................................       173,853,503        161,116,592
Reinsurance Receivable ...............................................       113,490,585        103,682,717
Prepaid Reinsurance Premiums .........................................        22,574,725         21,835,186
Investment Income Receivable .........................................        68,502,493         65,045,195
Land, Buildings and Equipment for Company Use (at Cost
         Less Accumulated Depreciation) ..............................        35,253,484         33,056,396
Deferred Acquisition Costs Pertaining to Unearned
         Premiums and to Life Policies in Force ......................       122,258,633        119,589,232
Other Assets .........................................................        31,576,928         28,950,551
                                                                         ---------------    ---------------

                  Total Assets                                           $ 6,405,967,599    $ 6,109,297,899
                                                                         ===============    ===============

LIABILITIES
- -----------
Insurance Reserves:
         Life Policy Reserves ........................................   $   421,926,089    $   403,263,716
         Losses and Loss Expenses ....................................     1,814,445,278      1,743,533,951
Unearned Premiums ....................................................       412,718,780        408,624,414
Notes Payable ........................................................       252,709,344        221,005,282
5-1/2% Convertible Senior Debentures Due 2002  .......................        80,000,000         80,000,000
Federal Income Taxes
         Current .....................................................         5,507,468         10,475,088
         Deferred ....................................................       521,821,418        487,840,052
Other Liabilities ....................................................        91,451,692         96,584,203
                                                                         ---------------    ---------------
                  Total Liabilities                                        3,600,580,069      3,451,326,706
                                                                         ---------------    ---------------

SHAREHOLDERS' EQUITY
- --------------------
Common Stock, $2 per Share; Authorized 80,000,000
         Shares; Issued 1996--55,788,002; 1995--53,084,081
         Shares; Outstanding 1996--55,766,615; 1995--53,056,934
         Shares ......................................................       111,576,004        106,168,162
Paid-In Capital ......................................................       400,008,693        237,171,509
Retained Earnings ....................................................     1,064,183,358      1,156,626,751
Unrealized Gain on Investments, Less Taxes ...........................     1,230,678,852      1,159,388,263
                                                                         ---------------    ---------------
                                                                           2,806,446,907      2,659,354,685

Less Treasury Shares at Cost (1996--21,387 Shares;
         1995--27,147 Shares) ........................................        (1,059,377)        (1,383,492)
                                                                         ---------------    ---------------
                  Total Shareholders' Equity .........................     2,805,387,530      2,657,971,193
                                                                         ---------------    ---------------
                    Total Liabilities and Shareholders' Equity .......   $ 6,405,967,599    $ 6,109,297,899
                                                                         ===============    ===============


Accompanying notes are an integral part of these financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                Six Months Ended June 30,   Three Months Ended June 30,
                                                -------------------------   ---------------------------
Revenues:                                          1996           1995          1996          1995
- ---------                                          ----           ----          ----          ----
Premiums Earned:
     Property and Casualty ...................  $670,843,484  $618,417,000  $337,471,448  $311,270,075
     Life ....................................    25,043,469    21,676,950    13,090,538    10,727,106
     Accident and Health .....................     3,757,828     3,691,634     1,862,445     1,858,488
                                                ------------  ------------  ------------  ------------
      Net Premiums Earned ....................   699,644,781   643,785,584   352,424,431   323,855,669
 Investment Income, Less Expenses ............   162,522,515   147,445,314    80,050,820    75,631,619
 Realized Gain on Investments ................    25,889,445    23,635,133     6,612,297     2,617,132
 Other Income ................................     5,783,402     4,844,563     2,954,147     2,918,375
                                                ------------  ------------  ------------  ------------
     Total Revenues ..........................   893,840,143   819,710,594   442,041,695   405,022,795
                                                ------------  ------------  ------------  ------------
Benefits & Expenses:
 Ins. Losses and Policyholder Ben ............   539,929,072   471,041,115   267,174,308   237,656,089
 Commissions .................................   124,210,052   121,852,125    63,132,385    62,634,476
 Other Operating Expenses ....................    54,983,897    46,660,856    28,454,992    21,855,762
 Taxes, Licenses & Fees ......................    21,706,451    19,356,089    11,802,041    10,411,477
 Increase in Deferred Acquisition
     Costs Pertaining to Unearned
     Premiums and to Life Policies
     in Force ................................    (2,669,401)   (4,092,942)   (2,325,243)   (3,082,564)
 Interest Expense ............................     9,121,546     7,982,569     4,563,395     4,319,598
 Other Expenses ..............................     3,087,578     3,458,467     2,217,465     1,598,507
                                                ------------  ------------  ------------  ------------
     Total Expenses ..........................   750,369,195   666,258,279   375,019,343   335,393,345
                                                ------------  ------------  ------------  ------------
Income Before Income Taxes ...................   143,470,948   153,452,315    67,022,352    69,629,450
                                                ------------  ------------  ------------  ------------
Provision (Benefit) for Inc. Taxes:
 Current .....................................    34,032,377    39,084,866    14,111,044    17,771,499
 Deferred ....................................    (4,405,872)   (4,017,730)   (1,484,753)   (3,282,629)
                                                ------------  ------------  ------------  ------------
     Total ...................................    29,626,505    35,067,136    12,626,291    14,488,870
                                                ------------  ------------  ------------  ------------
Net Income ...................................  $113,844,443  $118,385,179  $ 54,396,061  $ 55,140,580
                                                ============  ============  ============  ============
Weighted Average Shares Outstanding               57,819,408    57,652,014*   57,828,063    57,695,818*
                                                ============  ============  ============  ============
Per Common Share:
     Total Net Income ........................  $       1.99  $       2.08* $        .95  $        .97*
                                                ============  ============  ============  ============
     Cash Dividends Declared .................  $        .72  $        .63* $        .37  $        .33*
                                                ============  ============  ============  ============




*Adjusted to reflect 5% stock dividend effective March 15, 1996.

Accompanying notes are an integral part of these financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                     SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                     ---------------------------------------

                        Common Stock            Treasury     Paid-In         Retained         Unrealized
                     Shares       Amount         Stock       Capital         Earnings        Capital Gains
                     ------       ------         -----       -------         --------        -------------

Bal. Dec. 31,
  1994             50,435,974  $100,871,948  $  (913,765)  $105,791,761  $ 1,133,104,811   $  601,192,480

Net Income                                                                   118,385,179

Change in Unreal.
  Gains Net of
  Inc. Taxes of
  $124,727,599                                                                                231,636,969

Div. Declared                                                                (35,195,553)

5% Stock Div.
  at Market         2,521,546     5,043,092                 127,338,073     (132,564,883)*

Issuance of
  Treasury Shares                                 10,465          4,437

Stock Options
  Exercised            92,719       185,438                   2,504,950
                   ----------  ------------  -----------   ------------  ---------------   --------------

Bal. June 30,
  1995             53,050,239  $106,100,478  $  (903,300)  $235,639,221  $ 1,083,729,554   $  832,829,449
                   ==========  ============  ===========   ============  ===============   ==============

Bal. Dec. 31,
  1995             53,084,081  $106,168,162  $(1,383,492)  $237,171,509  $ 1,156,626,751   $1,159,388,263

Net Income                                                                   113,844,443

Change in Unreal.
  Gains Net of
  Inc. Taxes of
  $38,387,240                                                                                  71,290,589

Div. Declared                                                                (40,279,110)

5% Stock Div.
  at Market         2,652,110     5,304,220                 160,452,655     (166,008,726)*

Issuance of
  Treasury Shares                                324,115        515,287

Stock Options
  Exercised            51,811       103,622                   1,869,242
                   ----------  ------------  -----------   ------------  ---------------   --------------

Bal. June 30,
  1996             55,788,002  $111,576,004  $(1,059,377)  $400,008,693  $ 1,064,183,358   $1,230,678,852
                   ==========  ============  ===========   ============  ===============   ==============



Accompanying notes are an integral part of these financial statements.

*Includes $183,718 and $251,851 for fractional shares in March 17, 1995 and March 15, 1996, respectively.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Six Months Ended June 30,
                                                              -------------------------
                                                                1996            1995
                                                                ----            ----
Cash flows from operating activities:
 Net income .............................................  $ 113,844,443   $ 118,385,179
 Adjustments to reconcile operating income to net cash
  provided by operating activities:
  Depreciation and amortization .........................      1,318,060       4,481,336
  Increase in net unearned premiums .....................      3,354,827       8,685,932
  Increase in net life policy reserves ..................     18,662,373      14,423,193
  Increase in net loss and loss expense reserves ........     61,103,459      85,478,037
  Increase in net premiums receivable ...................    (12,736,911)     (3,567,745)
  Increase in deferred acquisition costs ................     (2,669,401)     (4,092,942)
  Decrease in other liabilities .........................     (7,979,882)    (10,311,315)
  Increase in investment income receivable ..............     (3,457,298)     (5,857,009)
  Increase in accounts receivable .......................     (3,183,866)     (1,446,138)
  Decrease in deferred income taxes .....................     (4,405,872)     (5,854,526)
  Increase (Decrease) in current income taxes ...........     (4,967,620)      9,497,385
  Realized gain on investments ..........................    (25,889,445)    (23,635,133)
  Other .................................................     (3,940,286)      1,684,260
                                                           -------------   -------------
   Net cash provided by operating activities ............    129,052,581     187,870,514
                                                           -------------   -------------

Cash flows from investing activities:
  Sale of fixed maturities investments ..................     78,743,812      64,233,845
  Maturity of fixed maturities investments ..............    133,911,701     112,954,561
  Sale of equity securities investments .................    100,078,311     164,065,642
  Collection of finance receivables .....................      4,852,197       3,981,692
  Purchase of fixed maturities investments ..............   (279,769,482)   (363,332,837)
  Purchase of equity securities investments .............   (160,832,659)   (201,775,268)
  Investment in land, buildings and equipment ...........     (7,132,306)     (5,627,325)
  Investment in finance receivables .....................     (7,597,431)     (6,087,139)
  Investment in other invested assets ...................      1,958,424       1,023,400
                                                           -------------   -------------
   Net cash used in investing activities ................   (135,787,433)   (230,563,429)
                                                           -------------   -------------

Cash flows from financing activities:
  Proceeds from stock options exercised .................      1,972,865       2,690,388
  Issuance of treasury shares ...........................        839,403          14,902
  Increase in notes payable .............................     31,704,062      67,970,234
  Payment of cash dividends to shareholders .............    (37,683,591)    (33,481,698)
                                                           -------------   -------------
   Net cash provided by (used in) financing activities ..     (3,167,261)     37,193,826
                                                           -------------   -------------

Net decrease in cash ....................................     (9,902,113)     (5,499,089)
Cash at beginning of period .............................     20,019,459      48,254,464
                                                           -------------   -------------

Cash at end of period ...................................  $  10,117,346   $  42,755,375
                                                           =============   =============


Supplemental disclosures of cash flow information
   Interest paid ........................................  $  10,117,173   $   7,159,249
                                                           =============   =============

   Income taxes paid ....................................  $  39,000,000   $  35,000,000
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

INVESTMENTS--Fixed maturities and equity securities have been classified as available for sale and are carried at fair values at June 30, 1996 and December 31, 1995.

UNREALIZED GAINS AND LOSSES--The increases (decreases) in unrealized gains for fixed maturities and equity securities (net of income tax effect) for the six-month and three-month periods ended June 30 are as follows:

                               Fixed           Equity
                             Maturities      Securities         Total
                             ----------      ----------         -----
Six-Month Periods Ended
         June 30, 1996      $(47,773,533)   $ 119,064,122    $  71,290,589
         June 30, 1995      $ 92,746,757    $ 138,890,212    $ 231,636,969

Three-Month Periods Ended
         June 30, 1996      $(26,245,457)   $ (38,520,345)   $ (64,765,802)
         June 30, 1995      $ 45,439,678    $  72,880,280    $ 118,319,958

Such amounts are included as additions to and deductions from shareholders' equity.

REINSURANCE--Premiums earned are net of premiums on ceded business, and insurance losses and policyholder benefits are net of reinsurance recoveries in the accompanying statements of income for the six-month and three-month periods ended June 30 as follows:

                               Ceded     Reinsurance
                             Premiums     Recoveries
                             --------     ----------
Six-Month-Periods Ended
    June 30, 1996           $45,496,606   $18,776,455
    June 30, 1995           $40,606,219   $28,217,348

Three-Month Periods Ended
    June 30, 1996           $22,567,656   $ 8,846,722
    June 30, 1995           $21,886,051   $13,599,806

NOTE II - STOCK OPTIONS

The Company has primarily qualified stock option plans under which options are granted to employees of the Company at prices which are not less than market price at the date of grant and which are exercisable over ten-year periods. On June 30, 1996, outstanding options for Stock Option Plan No. III totalled 92,378 shares with purchase prices ranging from a low of $11.87 to a high of $22.03 and outstanding options for Stock Option Plan No. IV totalled 1,163,676 shares with purchase prices ranging from a low of $22.38 to a high of $61.50. All outstanding shares have been adjusted for the 5% stock dividend declared February 3, 1996, payable April 30, 1996 to shareholders of record of March 15, 1996.

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

NOTE III INTERIM ADJUSTMENTS

The preceding summary of financial information for Cincinnati Financial Corporation and consolidated subsidiaries is unaudited, but the Company believes that all adjustments (consisting only of normal recurring accruals) necessary for fair presentation have been made. The results of operations for this interim period is not necessarily an indication of results to be expected for the remaining six months of the year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premiums earned for the six months ended June 30, 1996 have increased $55,859,197 (9%) over the six months ended June 30, 1995. Also, premiums earned have increased $28,568,762 (9%) for the three months ended June 30, 1996 over the three months ended June 30, 1995. For the six-month and three-month periods ended June 30, 1996, the growth rate of our property and casualty subsidiaries is greater than last year on both a gross written and earned premium basis. The premium growth is attributable to increases in new business, and some rate increases; however, these increases were somewhat offset by the continued softness of the commercial lines market. The premium volume of our life and health subsidiary has increased 13% for the six months ended June 30, 1996 and 19% for the three months ended June 30, 1996 compared to the comparable periods of 1995. The premium growth in our life subsidiary is mainly attributable to increased sales of both traditional and interest sensitive products. For the six-month and three-month periods ended June 30, 1996, investment income, net of expenses, has increased $15,077,201 (10%) and $4,419,201 (6%) when compared with the first six months and second three months of 1995, respectively. This increase is the result of the growth of the investment portfolio because of investing cash flows from operations and dividend increases from equity securities.

Realized gains on investments for the six months ended June 30, 1996 amounted to $25,889,445 compared to $23,635,133 for the six-month period ended June 30, 1995, and $6,612,297 for the three-month period ended June 30, 1996 compared to $2,617,132 for the three-month period ended June 30, 1995. The realized gains are predominantly the result of the sale of equity securities and management's decision to realize the gains and reinvest the proceeds at higher yields.

Insurance losses and policyholder benefits (net of reinsurance recoveries) increased $68,887,957 (15%) for the first six months of 1996 over the same period in 1995 and increased $29,518,219 (12%) for the second quarter when compared to the second quarter of 1995. The losses and benefits of the property and casualty companies have increased $64,197,584 for the six-month period and increased $28,012,754 for the second quarter of 1996 compared to the comparable periods for 1995. The losses for the first six months and for the second quarter have increased because of the growth of new business and a higher incidence of claims. Catastrophe losses were $37.2 million and $4.5 million, respectively, for the first six months of 1996 and 1995 and were $24.8 million and $4.4 million, respectively, for the second quarter of 1996 and 1995. These losses were substantially higher for the first six months and the second quarter of 1996 compared to the comparable periods of 1995 because of a higher incidence and severity of these weather related claims.

Policyholder benefits of the life insurance subsidiary increased $4,690,373 for the first six months of 1996 over the same period of 1995 and increased $1,505,465 for the second quarter when compared to the second quarter of 1995. The majority of the six-month and second quarter increase is the result of a higher incidence of death and accident and health claims and related costs.

Commission expenses increased $2,357,927 for the six-month period ended June 30, 1996 compared to the same period for 1995 and increased $497,909 for the second quarter of 1996 compared to the same period in 1995. The increase is attributable to the increases in new business. Other operating expenses increased $8,323,041 for the six-month period ended June 30, 1996 compared to the same period for 1995 and increased $6,599,230 for the second quarter of 1996 compared to the same period in 1995. The increase is the result of general wage increases and the increase in the number of employees from 2,100 at December 31, 1994 to 2,375 at June 30, 1996 and the related expenses associated with the production of new business.

Provision for income taxes, current and deferred, have decreased by $5,440,631 for the first six months of 1996 compared to the first six months of 1995 and have decreased $1,862,579 for the second quarter of 1996 compared to the second quarter of 1995. The decrease in federal taxes is primarily attributable to a decline of the effective tax rate from 22.9% to 20.6% at June 30, 1995 and 1996, respectively, and a decline of the effective tax rate from 20.8% to 18.8% for the second quarter of 1995 and 1996, respectively.

Notes payable increased $31,704,062 for the first six months and increased $31,240,687 for the second quarter of 1996. The Company borrowed the additional funds to pay for the increased losses in the property and casualty companies instead of paying the losses from cash flow because the Company decided to take advantage of the investment opportunities that were available at that time.

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

ITEM 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

On April 6, 1996, the registrant held its Annual Meeting of Stockholders for which the Board of Directors solicited proxies. The proposals voted on and approved by the stockholders are as follows:

1. The election of six (6) Directors to serve until the Annual Meeting of Stockholders in 1999.
2. Approval of the proposal to adopt Stock Option Plan V in the amount of 500,000 shares of common stock by a vote of 40,070,157 for, 804,549 against, and 287,214 abstaining.
3. Approval of the proposal to approve the Incentive Compensation Plan by a vote of 38,949,050 for, 1,146,481 against, and 1,065,919 abstaining.

ITEM 5.        Other Information
               -----------------
      No matters to report.

ITEM 6.        Exhibits and Reports on Form 8-K
               --------------------------------

               (a)    Exhibits included:

                      Exhibit 11--Statement re Computation of Per Share
                      Earnings.
                      Exhibit 27--Financial Data Schedule

               (b) The Company was not required to file any reports on Form 8-K during the quarter ended June 30, 1996.

                                                 Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CINCINNATI FINANCIAL CORPORATION
                                           ------------------------------------
                                           (Registrant)

Date           August 9, 1996
    ---------------------------------

                                           By /s/ Robert J. Driehaus
                                           ------------------------------------
                                           R. J. Driehaus
                                           Senior Vice President and Chief
                                            Financial Officer
                                          (Principal Financial Officer)