Form 10-Q
period 1996-09-30
CINCINNATI FINANCIAL CORP
filed 1996-11-08
CIK 20286

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                            -----------------------


                                   FORM 10-Q



  X      Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange
-----    Act of 1934

  X      For the Quarterly Period Ended September 30, 1996
-----
         Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


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



Securities registered pursuant to Section 12(g) of the Act:

         $2.00 Par Common--55,704,822 shares outstanding at September 30, 1996

         $80,000,000 of 5-1/2% Convertible Senior Debentures Due 2002

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     (Unaudited)
                                                                    September 30,           December 31,
                                                                          1996                  1995
                                                                          ----                  ----
ASSETS
Cash ........................................................       $   55,370,552       $    20,019,459
Investments
    Fixed Maturities (Cost: 1996--$2,430,289,742;
      1995--$2,298,718,542)  ................................        2,523,003,748         2,446,995,519
    Equity Securities (Cost: 1996--$1,528,062,288;
      1995--$1,423,671,759)  ................................        3,452,644,298         3,041,762,260
    Other Invested Assets ...................................           49,865,633            46,963,230
Finance Receivables .........................................           24,911,719            20,281,562
Premiums Receivable .........................................          154,487,977           161,116,592
Reinsurance Receivable ......................................          113,227,109           103,682,717
Prepaid Reinsurance Premiums ................................           22,798,125            21,835,186
Investment Income Receivable ................................           68,019,445            65,045,195
Land, Buildings and Equipment for Company Use (at Cost
    Less Accumulated Depreciation) ..........................           37,681,529            33,056,396
Deferred Acquisition Costs Pertaining to Unearned
    Premiums and to Life Policies in Force ..................          124,890,279           119,589,232
Other Assets ................................................           25,323,581            28,950,551
                                                                    --------------       ---------------

        Total Assets ........................................       $6,652,223,995       $ 6,109,297,899
                                                                    ==============       ===============

LIABILITIES
Insurance Reserves:
    Life Policy Reserves ....................................       $  429,263,406       $   403,263,716
    Losses and Loss Expenses ................................        1,857,548,855         1,743,533,951
Unearned Premiums ...........................................          422,309,955           408,624,414
Notes Payable ...............................................          252,775,191           221,005,282
5-1/2% Convertible Senior Debentures Due 2002  ..............           80,000,000            80,000,000
Federal Income Taxes
    Current .................................................           14,507,027            10,475,088
    Deferred ................................................          568,969,296           487,840,052
Other Liabilities ...........................................          107,069,655            96,584,203
                                                                    --------------       ---------------

        Total Liabilities ...................................        3,732,443,385         3,451,326,706
                                                                    --------------       ---------------

SHAREHOLDERS' EQUITY
Common Stock, $2 per Share; Authorized 80,000,000
    Shares; Issued 1996--55,812,009; 1995--53,084,081
    Shares; Outstanding 1996--55,704,822; 1995--53,056,934
    Shares ..................................................          111,624,018           106,168,162
Paid-In Capital .............................................          401,116,798           237,171,509
Retained Earnings ...........................................        1,090,497,989         1,156,626,751
Unrealized Gain on Investments, Less Taxes ..................        1,322,491,813         1,159,388,263
                                                                    --------------       ---------------
                                                                     2,925,730,618         2,659,354,685

Less Treasury shares at Cost (1996--107,187 Shares;
    1995--27,147 Shares) ....................................           (5,950,008)           (1,383,492)
                                                                    --------------       ---------------
        Total Shareholders' Equity ..........................        2,919,780,610         2,657,971,193
                                                                    --------------       ---------------

           Total Liabilities and Shareholders' Equity .......       $6,652,223,995       $ 6,109,297,899
                                                                    ==============       ===============


Accompanying notes are an integral part of these financial statements.

               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                 Nine Months Ended Sept. 30,                  Three Months Ended Sept. 30,
                                                 ---------------------------                  ----------------------------

                                                 1996                   1995                   1996                  1995
                                                 ----                   ----                   ----                  ----
Revenues:
  Premiums Earned:
      Property and Casualty ........       $ 1,014,604,868        $   935,212,076         $ 343,761,384        $ 316,795,076
      Life .........................            37,527,566             32,923,047            12,484,097           11,246,097
      Accident and Health ..........             5,696,378              5,562,013             1,938,550            1,870,379
                                           ---------------        ---------------         -------------        -------------
         Net Premiums Earned .......         1,057,828,812            973,697,136           358,184,031          329,911,552
  Investment Income, Less Expenses .           242,451,646            223,550,773            79,929,131           76,105,459
  Realized Gain on Investments .....            40,939,681             31,303,394            15,050,236            7,668,261
  Other Income .....................             8,301,379              7,816,844             2,517,977            2,972,281
                                           ---------------        ---------------         -------------        -------------
      Total Revenues ...............         1,349,521,518          1,236,368,147           455,681,375          416,657,553
                                           ---------------        ---------------         -------------        -------------

Benefits & Expenses:
  Ins. Losses and Policyholder Ben..           825,923,896            712,086,070           285,994,824          241,044,955
  Commissions ......................           191,965,072            183,440,100            67,755,020           61,587,975
  Other Operating Expenses .........            83,253,361             73,025,419            28,269,464           26,364,563
  Taxes, Licenses & Fees ...........            32,678,364             28,281,967            10,971,913            8,925,878
  Increase in Deferred Acquisition
      Costs Pertaining to Unearned
      Premiums and to Life Policies
      in Force .....................            (5,301,048)            (8,615,731)           (2,631,647)          (4,522,789)
  Interest Expense .................            13,885,007             12,819,852             4,763,461            4,837,283
  Other Expenses ...................             4,987,529              4,904,822             1,899,951            1,446,355
                                           ---------------        ---------------         -------------        -------------
      Total Expenses ...............         1,147,392,181          1,005,942,499           397,022,986          339,684,220
                                           ---------------        ---------------         -------------        -------------

Income Before Income Taxes .........           202,129,337            230,425,648            58,658,389           76,973,333
                                           ---------------        ---------------         -------------        -------------
Provision (Ben.) for Inc. Taxes:
  Current ..........................            48,031,937             53,139,686            13,999,560           14,054,820
  Deferred .........................            (6,695,743)               297,883            (2,289,871)           4,315,613
                                           ---------------        ---------------         -------------        -------------
      Total ........................            41,336,194             53,437,569            11,709,689           18,370,433
                                           ---------------        ---------------         -------------        -------------
Net Income .........................       $   160,793,143        $   176,988,079         $  46,948,700        $  58,602,900
                                           ===============        ===============         =============        =============

Weighted Avg. Shares Outstanding ...            57,807,728             57,661,339*           57,799,697           57,691,919*
                                           ===============        ===============         =============        =============
Per Common Share:
      Total Net Income .............       $          2.82        $          3.11*        $         .82        $        1.03*
                                           ===============        ===============         =============        =============

      Cash Dividends Declared ......       $          1.09        $           .95*        $         .37        $         .32*
                                           ===============        ===============         =============        =============


*Adjusted to reflect 5% stock dividend effective March 15, 1996.

Accompanying notes are an integral part of these financial statements.

               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                  NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996


                             Common Stock               Treasury          Paid-In            Retained         Unrealized
                        Shares         Amount             Stock            Capital           Earnings          Capital Gains
                        ------         ------             -----            -------           --------          -------------
Bal. Dec. 31,
  l994                 50,435,974     $100,871,948    $    (913,765)    $ 105,791,761      $1,133,104,811    $  601,192,480

Net Income                                                                                    176,988,079

Change in Unreal.
  Gains Net of
  Inc. Taxes of
  $ 176,182,278                                                                                                 327,195,659

Div. Declared                                                                                 (53,224,793)

5% Stock Div.
  at Market             2,521,546        5,043,092                        127,338,073        (132,564,883)*

Purchase of
  Treasury Shares                                        (1,101,236)            4,436

Stock Options
  Exercised               110,131          220,262                          3,264,796
                     ------------     ------------    -------------     -------------      --------------    --------------


Bal. Sept. 30,
  l995                 53,067,651     $106,135,302    $  (2,015,001)    $ 236,399,066      $1,124,303,214    $  928,388,139
                     ============     ============    =============     =============      ==============    ==============


Bal. Dec. 31,
  l995                 53,084,081     $106,168,162    $  (1,383,492)    $ 237,171,509      $1,156,626,751    $1,159,388,263

Net Income                                                                                    160,793,143

Change in Unreal.
  Gains Net of
  Inc. Taxes of
  $ 87,824,988                                                                                                  163,103,550

Div. Declared                                                                                 (60,913,179)

5% Stock Div.
  at Market             2,652,110        5,304,220                        160,452,655        (166,008,726)*

Purchase of
  Treasury Shares                                        (4,566,516)          744,299

Stock Options
  Exercised                75,818          151,636                          2,748,335
                     ------------     ------------    -------------     -------------      --------------    --------------

Bal. Sept. 30,
  l996                 55,812,009     $111,624,018    $  (5,950,008)    $ 401,116,798      $1,090,497,989    $1,322,491,813
                     ============     ============    =============     =============      ==============    ==============

Accompanying notes are an integral part of these financial statements.

*Includes $183,718 and $251,851 for fractional shares in March 17, 1995 and March 15, 1996, respectively.

               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     Nine Months Ended Sept. 30,
                                                                     ---------------------------
                                                                     1996                 1995
                                                                     ----                 ----
Cash flows from operating activities:
    Net income ...............................................    $ 160,793,143     $ 176,988,079
    Adjustments to reconcile operating income to net cash
        provided by operating activities:
        Depreciation and amortization ........................        3,079,669         6,740,990
        Increase in net unearned premiums ....................       12,722,602        25,094,237
        Increase in net life policy reserves .................       25,999,690        25,236,292
        Increase in net loss and loss expense reserves .......      104,470,512       122,631,824
        Decrease (Increase) in net premiums receivable .......        6,628,615       (19,846,989)
        Increase in deferred acquisition costs ...............       (5,301,048)       (8,615,730)
        Increase in other liabilities ........................        7,637,661        12,450,089
        Increase in investment income receivable .............       (2,974,250)       (7,377,978)
        Decrease (Increase) in accounts receivable ...........          490,827        (3,419,352)
        Decrease in deferred income taxes ....................       (6,695,743)       (1,553,149)
        Increase in current income taxes .....................        4,031,939        12,566,440
        Realized gain on investments .........................      (40,939,681)      (31,303,394)
        Other ................................................        2,887,619       (10,205,963)
                                                                  -------------     -------------

           Net cash provided by operating activities .........      272,831,555       299,385,396
                                                                  -------------     -------------

Cash flows from investing activities:
        Sale of fixed maturities investments .................      114,996,810       110,330,569
        Called and maturity of fixed maturities investments ..      163,806,962       145,656,562
        Sale of equity securities investments ................      210,796,170       221,452,824
        Collection of finance receivables ....................        7,584,116         5,992,361
        Purchase of fixed maturities investments .............     (398,394,012)     (492,073,695)
        Purchase of equity securities investments ............     (281,615,680)     (299,571,471)
        Investment in land, buildings and equipment ..........      (12,055,474)       (7,210,591)
        Investment in finance receivables ....................      (12,214,273)       (9,103,340)
        Investment in other invested assets ..................       (2,915,505)       (3,645,344)
                                                                  -------------     -------------
           Net cash used in investing activities .............     (210,010,886)     (328,172,125)
                                                                  -------------     -------------

Cash flows from financing activities:
        Proceeds from stock options exercised ................        2,899,971         3,485,058
        Purchase of treasury shares ..........................       (3,822,217)       (1,096,800)
        Increase in notes payable ............................       31,769,909        68,533,660
        Payment of cash dividends to shareholders ............      (58,317,239)      (51,512,452)
                                                                  -------------     -------------
           Net cash (used in) provided by financing activities      (27,469,576)       19,409,466
                                                                  -------------     -------------

Net increase (decrease) in cash ..............................       35,351,093        (9,377,263)

Cash at beginning of period ..................................       20,019,459        48,254,464
                                                                  -------------     -------------

Cash at end of period ........................................    $  55,370,552     $  38,877,201
                                                                  =============     =============

Supplemental disclosures of cash flow information
    Interest paid ............................................    $  12,481,950     $  11,485,922
                                                                  =============     =============

    Income taxes paid ........................................    $  44,000,000     $  46,000,000
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

INVESTMENTS--Fixed maturities and equity securities have been classified as available for sale and are carried at fair values at September 30, 1996 and December 31, 1995.

UNREALIZED GAINS AND LOSSES--The increases (decreases) in unrealized gains for fixed maturities and equity securities (net of income tax effect) for the nine-month and three-month periods ended September 30 are as follows:


                                    Fixed                Equity
                                 Maturities            Securities              Total
                                 ----------            ----------              -----
Nine-Month Periods Ended
   September 30, 1996          $(36,115,931)          $199,219,481          $163,103,550
   September 30, 1995          $ 94,342,296           $232,853,363          $327,195,659

Three-Month Periods Ended
   September 30, 1996          $ 11,657,602           $ 80,155,359          $ 91,812,961
   September 30, 1995          $  1,595,539           $ 93,963,151          $ 95,558,690

Such amounts are included as additions to and deductions from shareholders' equity.

REINSURANCE--Premiums earned are net of premiums on ceded business, and insurance losses and policyholder benefits are net of reinsurance recoveries in the accompanying statements of income for the nine-month and three-month periods ended September 30 as follows:

                                      Ceded               Reinsurance
                                     Premiums             Recoveries
                                     --------             ----------
 Nine-Month-Periods Ended
    September 30, 1996 ...          $70,213,173          $30,009,990
    September 30, 1995 ...          $63,858,772          $29,849,669

 Three-Month Periods Ended
    September 30, 1996 ...          $24,716,567          $11,233,535
    September 30, 1995 ...          $23,252,553          $ 1,632,321

NOTE II - STOCK OPTIONS

The Company has primarily qualified stock option plans under which options are granted to employees of the Company at prices which are not less than market price at the date of grant and which are exercisable over ten-year periods. On September 30, 1996, outstanding options for Stock Option Plan No. III totalled 92,378 shares with purchase prices ranging from a low of $11.87 to a high of $22.03 and outstanding options for Stock Option Plan No. IV totalled 1,175,839 shares with purchase prices ranging from a low of $22.38 to a high of $61.50. All outstanding shares have been adjusted for the 5% stock dividend declared February 3, 1996, payable April 30, 1996 to shareholders of record of March 15, 1996. No shares have been granted from Plan V at this time.

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

NOTE III INTERIM ADJUSTMENTS

The preceding summary of financial information for Cincinnati Financial Corporation and consolidated subsidiaries is unaudited, but the Company believes that all adjustments (consisting only of normal recurring accruals) necessary for fair presentation have been made. The results of operations for this interim period is not necessarily an indication of results to be expected for the remaining three months of the year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premiums earned for the nine months ended September 30, 1996 have increased $84,131,676 (9%) over the nine months ended September 30, 1995. Also, premiums earned have increased $28,272,479 (9%) for the three months ended September 30, 1996 over the three months ended September 30, 1995. For the nine-month period ended September 30, 1996, the growth rate of our property and casualty subsidiaries is greater than last year on both a gross written and earned premium basis. For the three-month period ended September 30, 1996, the growth rate is slightly less on a gross written basis and slightly greater on an earned premium basis when compared to the third quarter of 1995. The premium growth is attributable to increases in new business, and some rate increases; however, these increases were somewhat offset by the continued softness of the commercial lines market. The premium volume of our life and health subsidiary has increased 12% for the nine months ended September 30, 1996 and 10% for the three months ended September 30, 1996 compared to the comparable periods of 1995. The premium growth in our life subsidiary is mainly attributable to increased sales of both traditional and interest sensitive products. For the nine-month and three-month periods ended September 30, 1996, investment income, net of expenses, has increased $18,900,873 (8%) and $3,823,672 (5%) when compared with the first nine months and third three months of 1995, respectively. This increase is the result of the growth of the investment portfolio because of investing cash flows from operations and dividend increases from equity securities.

Realized gains on investments for the nine months ended September 30, 1996 amounted to $40,939,681 compared to $31,303,394 for the nine-month period ended September 30, 1995, and $15,050,236 for the three-month period ended September 30, 1996 compared to $7,668,261 for the three-month period ended September 30, 1995. The realized gains are predominantly the result of the sale of equity securities and management's decision to realize the gains and reinvest the proceeds at higher dividend yields to cost.

Insurance losses and policyholder benefits (net of reinsurance recoveries) increased $113,837,826 (16%) for the first nine months of 1996 over the same period in 1995 and increased $44,949,869 (19%) for the third quarter when compared to the third quarter of 1995. The losses and benefits of the property and casualty companies have increased $108,303,458 for the nine-month period and increased $44,105,874 for the third quarter of 1996 compared to the comparable periods for 1995. The losses for the first nine months and for the third quarter have increased because of the growth of new business and a higher incidence of claims. Catastrophe losses were $60.1 million and $9.9 million, respectively, for the first nine months of 1996 and 1995 and were $22.9 million and $5.4 million, respectively, for the third quarter of 1996 and 1995. These losses were substantially higher for the first nine months and the third quarter of 1996 compared to the comparable periods of 1995 because of a higher incidence and severity of these weather related claims.

Policyholder benefits of the life insurance subsidiary increased $5,534,368 for the first nine months of 1996 over the same period of 1995 and increased $843,995 for the third quarter when compared to the third quarter of 1995. The majority of the nine-month and third quarter increase is the result of a higher incidence of death and accident and health claims and related costs.

Commission expenses increased $8,524,972 for the nine-month period ended September 30, 1996 compared to the same period for 1995 and increased $6,167,045 for the third quarter of 1996 compared to the same period in 1995. The increase is attributable to the increases in new business. Other operating expenses increased $10,227,942 for the nine-month period ended September 30, 1996 compared to the same period for 1995 and increased $1,904,901 for the third quarter of 1996 compared to the same period in 1995. The increase is the result of general wage increases, the increase in the number of employees, and the related expenses associated with the production of new business.

Provision for income taxes, current and deferred, have decreased by $12,101,375 for the first nine months of 1996 compared to the first nine months of 1995 and have decreased $6,660,744 for the third quarter of 1996 compared to the third quarter of 1995. The decrease in federal taxes reflects a decline in the effective tax rate from 23.2% to 20.5% at September 30, 1995 and 1996, respectively, and a decline in the effective tax rate from 23.9% to 20.0% for the third quarter of 1995 and 1996, respectively.

Notes payable increased $31,769,909 for the first nine months and increased $65,847 for the third quarter of 1996. The Company borrowed the additional funds to pay for the increased losses in the property and casualty companies instead of paying the losses from cash flow because the Company decided to take advantage of the investment opportunities that were available at that time.

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


ITEM 5.           Other Information

                  No matters to report.


ITEM 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits included:


                           Exhibit 11--Statement re Computation of Per Share Earnings.
                           Exhibit 27--Financial Data Schedule

                  (b) The Company was not required to file any reports on Form 8-K during the quarter ended September 30, 1996.

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

                                               CINCINNATI FINANCIAL CORPORATION
                                               --------------------------------
                                               (Registrant)

Date  November 8, 1996
      ----------------
                                               By/s/   Robert J. Driehaus
                                               --------------------------------
                                               R. J. Driehaus
                                               Senior Vice President and Chief
                                                 Financial Officer
                                               (Principal Financial Officer)