Form 10-K
period 1996-12-31
CINCINNATI FINANCIAL CORP
filed 1997-03-27
CIK 20286

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the fiscal year ended December 31, 1996           Commission file number
                                                              0-4604


                        CINCINNATI FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


           Ohio                                                31-0746871
------------------------------                             -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

6200 S. Gilmore Road, Fairfield, Ohio                           45014-5141
----------------------------------------                     ----------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (513)870-2000

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                                                         Exchange on Which
         Title of Each Class                                 Registered
         -------------------                              ----------------
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
Yes X No
   ---  ----

         The aggregate market value of voting stock held by nonaffiliates of Cincinnati Financial Corporation was $3,268,181,025 as of March 3, 1997.

         As of March 3, 1997, there were 55,323,481 shares of common stock outstanding.


                       Documents Incorporated by Reference
                       -----------------------------------

         Annual Report to Shareholders for year ended December 31, 1996 (in part) into Parts I, II and IV and Registrant's Proxy Statement dated March 3, 1997 into Parts I, III and IV.

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

         3. The Cincinnati Indemnity Company ("CID"), incorporated in 1988 under the laws of Ohio, is engaged in the writing of nonpreferred personal and casualty lines of insurance in 22 states. The business of CIC and CID is conducted separately, and there are no plans for combining the business of said companies.

                  CFC-I, organized in 1970, owns certain real estate in the Greater Cincinnati area and is in the business of leasing or financing various items, principally automobiles, trucks, computer equipment, machine tools, construction equipment, and office equipment.

                  Industry segment information for operating profits and identifiable assets is included on page 30 of the Company's Annual Report to Shareholders and is incorporated herein by reference (see
         Exhibit 13 to this filing).

                  As more fully discussed in pages 5 through 11 in the Company's Annual Report to Shareholders, incorporated herein by reference (see
         Exhibit 13 to this filing), the Company sells insurance primarily in the Midwest and Southeast through a network of a limited number (966 in 26 states at December 31, 1996) of selectively appointed independent agents, most of whom own stock in the Company. Gross written premiums by property/casualty lines increased 7% to $1.476 billion in 1996. The Company's mix of property/casualty business did not change significantly in 1996. Life and accident and health insurance (which constituted only 4% of the Company's premium income for 1996) is also sold primarily through property/casualty agencies and the growth rate of 10.8% was the result of increased sales of both traditional and interest-sensitive products.

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

                  There are two tables used to present an analysis of losses and LAE. The first table, providing a reconciliation of beginning and ending liability balances for 1996, 1995, and 1994, is on page 27 in the Company's Annual Report to Shareholders, incorporated herein by reference (see Exhibit 13 to this filing). The second table, showing the development of the estimated liability for the ten years prior to 1996 is presented on the next page.

                  The reconciliation referred to in the preceding paragraph shows a 1996 recognition of $151,996,000 redundancy in the December 31, 1995 liability. This redundancy is due in part to the effects of settling case reserves established in prior years for less than expected and also in part to the over estimation of the severity of IBNR losses. Average severity continues to increase primarily because of increases in medical costs related to workers' compensation and auto liability insurance. Litigation expenses for recent court cases on pending liability claims continue to be very costly; and judgments continue to be high and difficult to estimate. Reserves for environmental claims have been reviewed and the Company believes that the reserves are adequate. Environmental exposures are minimal as a result of the types of risks we have insured in the past. Historically, most commercial accounts written post-date the coverages which afford clean-up costs and Superfund responses.

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

 ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT (Millions of Dollars)

Year Ended December 31                 1986    1987    1988    1989   1990    1991    1992    1993    1994     1995     1996
----------------------                 ----    ----    ----    ----   ----    ----    ----    ----    ----     ----     ----
Net Liability for Unpaid
  Losses and Loss
Adjustment Expenses                    $377    $534    $631    $742   $833    $986   $1,138   $1,293  $1,432  $1,581    $1,702

Net Liability Reestimated
  as of:

One Year Later                          444     548     671     751    869     956    1,098    1,200   1,306   1,429
Two Years Later                         460     584     634     747    816     928      993    1,116   1,220
Three Years Later                       480     544     622     696    795     823      949    1,067
Four Years Later                        452     535     596     676    723     814      937
Five Years Later                        447     523     580     635    720     824
Six Years Later                         443     508     551     637    732
Seven Years Later                       429     496     502     653
Eight Years Later                       431     505     571
Nine Years Later                        439     519
Ten Years Later                         454

Net Cumulative Redundancy
  (Deficiency)                         $(77)   $ 15    $ 60    $ 89   $101    $162   $  201   $  226  $  212  $  152
                                       ====    ====    ====    ====   ====    ====   ======   ======  ======  ======
Net Cumulative Amount of
  Liability Paid
  Through:

One Year Later                         $153    $178    $204    $238   $232    $280   $  310   $  343  $  368  $  395
Two Years Later                         247     292     321     356    397     440      498      538     578
Three Years Later                       313     362     390     446    493     546      612      663
Four Years Later                        351     398     441     497    552     611      681
Five Years Later                        367     427     467     528    588     647
Six Years Later                         387     441     485     550    610
Seven Years Later                       394     454     496     563
Eight Years Later                       402     461     502
Nine Years Later                        408     465
Ten Years Later                         411

Gross Liability--End of Year                                                         $1,200   $1,365  $1,510  $1,690    $1,824
Reinsurance Recoverable                                                                  62       72      78     109       122
                                                                                     ------   ------  ------  ------    ------
Net Liability--End of Year                                                           $1,138   $1,293  $1,432  $1,581    $1,702
                                                                                     ======   ======  ======  ======    ======
Gross Reestimated Liability--Latest                                                  $1,027   $1,160  $1,330  $1,548
Reestimated Recoverable--Latest                                                          90       93     110     119
                                                                                     ------   ------  ------  ------
Net Reestimated Liability--Latest                                                    $  937   $1,067  $1,220  $1,429
                                                                                     ======   ======  ======  ======
Gross Cumulative Redundancy                                                          $  201   $  226  $  212  $  152
                                                                                     ======   ======  ======  ======


                  The table above presents the development of balance sheet liabilities for 1986 through 1996. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for individual years.

                  The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1987 liability has developed a $15,000,000 redundancy over nine years and has been reflected in income over the nine years. The effects on income of the past three years of changes in estimates of the liabilities for losses and LAE for all accident years is shown in the reconciliation table.

                  The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 1996, the Company had paid $465,000,000 of the currently estimated $519,000,000 of losses and LAE that have been incurred as of the end of 1987; thus an estimated $54,000,000 of losses incurred as of the end of 1987 remain unpaid as of the current financial statement date.

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

                  Information concerning the Company's investment strategy and philosophy is contained on Pages 17 and 18 of the Annual Report to Shareholders, incorporated herein by reference (see Exhibit 13 to this filing). The Company's primary strategy is to maintain liquidity to meet both its immediate and long-range insurance obligations through the purchase and maintenance of medium-risk fixed maturity and equity securities, while earning optimal returns on medium-risk equity securities which offer growing dividends and capital appreciation. The Company usually holds these securities to maturity unless there is a change in credit risk or the securities are called by the issuer. Historically, municipal bonds (with concentrations in the essential services, i.e. schools, sewer, water, etc.) have been attractive to the Company due to their tax exempt features. Because of Alternative Mininum Tax matters, the Company uses a blend of tax-exempt and taxable fixed maturity securities. Investments in common stocks have been made with an emphasis on securities with an annual dividend yield of at least 2 to 3 percent and annual dividend increases. The Company's strategy in equity investments is to identify approximately 10 to 12 companies in which it can accumulate 10 to 20 percent of their common stock. As a long-term investor, a buy and hold strategy has been followed for many years, resulting in an accumulation of a significant amount of unrealized appreciation on equity securities.

                  On November 22, 1996, the Board authorized repurchase of up to three million of the Company's outstanding shares, as management deems appropriate, over an unspecified period of time.

                  As of December 31, 1996, CFC employed 2,506 associates.

         ITEM 2. PROPERTIES
                 ----------

                  CFC-I owns a fully leased 85,000 square feet office building in downtown Cincinnati that is currently leased to Procter and Gamble Company, an unaffiliated company, on a net, net, net lease basis. This property is carried in the financial statements at $577,557 as of December 31, 1996.


                  CFC-I also owns the Home Office building located on 75 acres of land in Fairfield, Ohio. This building contains approximately 380,000 square feet. The John J. and Thomas R. Schiff & Company, an affiliated company, occupies approximately 5,350 square feet, and the balance of the building is occupied by CFC and its subsidiaries. The property is carried in the financial statements at $11,681,657 as of December 31, 1996.

                  CFC-I also owns the Fairfield Executive Center which is located on the northwest corner of the home office property in Fairfield, Ohio. This is a four-story office building containing approximately 103,000 rentable square feet. CFC and its subsidiaries occupy approximately 72% of the building, unaffiliated tenants occupy approximately 15% of the building, and the balance is available for Company expansion. The property is carried in the financial statements at $10,585,051 as of December 31, 1996.

                  The CLIC owns a four-story office building in the Tri-County area of Cincinnati containing approximately 127,000 square feet. At the present time, 100% of the building is currently being leased by an unaffiliated tenant. This property is carried in the financial statements at $4,286,722 as of December 31, 1996.

         ITEM 3. LEGAL PROCEEDINGS
                 -----------------

                  The Company is involved in no material litigation other than routine litigation incident to the nature of the insurance industry.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 ---------------------------------------------------

                  CFC filed with the commission on February 28, 1997, definitive proxy statements and annual reports pursuant to Regulation 14A. Material filed was the same as that described in Item 4 and is incorporated herein by reference. No matters were submitted during the fourth quarter.

                                    PART II

         ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  -----------------------------------------------------
                  STOCKHOLDER MATTERS
                  -------------------

                  This information is included in the Annual Report of the Registrant to its shareholders on the inside back cover for the year ended December 31, 1996 and is incorporated herein by reference (see
         Exhibit 13 to this filing).

         ITEM 6. SELECTED FINANCIAL DATA
                 -----------------------

                  This information is included in the Annual Report of the Registrant to its shareholders on pages 14 and 15 for the year ended December 31, 1996 and is incorporated herein by reference (see Exhibit 13 to this filing).

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 ---------------------------------------------------------------
                 RESULTS OF OPERATIONS
                 ---------------------

                  This information is included in the Annual Report of the Registrant to its shareholders on pages 16 through 18 for the year ended December 31, 1996 and is incorporated herein by reference (see
         Exhibit 13 to this filing).

         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                 -------------------------------------------

                  (a)      Financial Statements
                           The following consolidated financial statements of the Registrant and its subsidiaries, included in the Annual Report of the Registrant to its shareholders on pages 19 to 30 for the year ended December 31, 1996, are incorporated herein by reference (see
                           Exhibit 13 to this filing).


                           Independent Auditors' Report
                           Consolidated Balance Sheets--December 31, 1996 and
                             1995
                           Consolidated Statements of Income--Years ended
                             December 31, 1996, 1995, and 1994
                           Consolidated Statements of Shareholders'
                             Equity--Years ended December 31, 1996, 1995, and
                             1994
                           Consolidated Statements of Cash Flows--Years ended
                             December 31, 1996, 1995, and 1994.

                           Notes to Consolidated Financial Statements

                  (b)      Supplementary Data
                           Selected quarterly financial data, included in the Annual Report of the Registrant to its shareholders on Page 30 for the year ended December 31, 1996, is incorporated herein by reference (see Exhibit 13 to this filing).

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 ---------------------------------------------------------------
                 FINANCIAL DISCLOSURE
                 --------------------

                  There were no disagreements on accounting and financial disclosure requirements with accountants within the last 24 months prior to December 31, 1996.

                                    PART III

                  CFC filed with the Commission on February 28, 1997 definitive proxy statements pursuant to regulation 14-A. Material filed was the same as that described in Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; Item 13, Certain Relationships and Related Transactions, and is incorporated herein by reference.

                                     PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  ------------------------------------------------------------
                  8-K
                  ---

                  (a) Filed Documents. The following documents are filed as part of this report:

                  1. Financial Statements--incorporated herein by reference (see Exhibit 13 to this filing) as listed in Part II of this Report.

                  2. Financial Statement Schedules and Independent Auditors' Report:
                           Independent Auditors' Report
                           Schedule I-- Summary of Investments Other than Investments in
                                                     Related Parties
                           Schedule II-- Condensed Financial Information of Registrant
                           Schedule III--            Supplementary Insurance
                                                     Information
                           Schedule  IV--            Reinsurance
                           Schedule VI-- Supplemental Information Concerning Property-
                                                     Casualty Insurance
                                                     Operations

                           All other schedules are omitted because they are not required, inapplicable or the information is included in the financial statements or notes thereto.


                  3.       Exhibits:
                           Exhibit 11--Statement re computation of per share
                              earnings for years ended December 31, 1996, 1995, and 1994
                           Exhibit 13--Material incorporated by reference from
                              the annual report of the registrant to its shareholders for the year ended December 31, 1996
                           Exhibit 21--Subsidiaries of the
                              registrant--information contained in Part I of this report.
                           Exhibit 22--Notice of Annual Meeting of Shareholders
                              and Proxy Statement dated March 3, 1997 filed with Securities and Exchange Commission, Washington, D.C., 20549
                           Exhibit 23--Independent Auditors' Consent
                           Exhibit 27--Financial Data Schedule

         (b)      Reports on Form 8-K--NONE

INDEPENDENT AUDITORS' REPORT

To The Shareholders and Board of Directors of
Cincinnati Financial Corporation

We have audited the consolidated financial statements of Cincinnati Financial Corporation and its subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 5, 1997; such consolidated financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Cincinnati Financial Corporation and its subsidiaries, listed in Item 14(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


/S/ Deloitte & Touche LLP


Cincinnati, Ohio
February 5, 1997

SCHEDULE I
                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
        SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1996

                                                                                 (000 omitted)
                                                                                                               Amount at
                                                                                                              which shown
                                                                                     Fair                     in balance
                    Type of Investment                      Cost                     Value                       sheet
                    ------------------                      ----                     -----                    -----------
Fixed Maturities:
    Bonds:
        United States Government and
        government agencies and
        authorities
           The Cincinnati Insurance Company  .           $    2,250                $    2,301                 $    2,301
           The Cincinnati Indemnity Company  .                  203                       211                        211
           The Cincinnati Casualty Company   .                  150                       158                        158
           The Cincinnati Life Insurance
               Company . . . . . . . . . . . . .              6,187                     6,133                      6,133
                                                         ----------                ----------                 ----------
     Total. . . . . . . . . . . . . . . . .                   8,790                     8,803                      8,803
                                                         ----------                ----------                 ----------
     States, municipalities and political
         subdivisions:
            The Cincinnati Insurance Company .              800,821                   836,226                    836,226
            The Cincinnati Indemnity Company .                7,389                     7,735                      7,735
            The Cincinnati Casualty Company  .               26,475                    28,083                     28,083
            The Cincinnati Life Insurance
                Company  . . . . . . . . . . . .              3,323                     3,329                      3,329
                                                         ----------                ----------                 ----------
     Total  . . . . . . . . . . . . . . . .                 838,008                   875,373                    875,373
                                                         ----------                ----------                 ----------
     Public Utilities:
            The Cincinnati Insurance Company .               40,276                    41,270                     41,270
            The Cincinnati Casualty Company  .                6,533                     7,230                      7,230
            The Cincinnati Life Insurance
                Company  . . . . . . . . . . . .             38,329                    39,915                     39,915
            The Cincinnati Financial
                Corporation  . . . . . . . . . .                435                       506                        506
                                                         ----------                ----------                 ----------
     Total  . . . . . . . . . . . . . . . .                  85,573                    88,921                     88,921
                                                         ----------                ----------                 ----------
     Convertibles and Bonds with warrants
         attached:
            The Cincinnati Insurance Company .               93,022                    96,314                     96,314
            The Cincinnati Life Insurance
                Company  . . . . . . . . . . . .             22,811                    24,662                     24,662
            Cincinnati Financial Corporation .                9,796                    10,649                     10,649
                                                         ----------                ----------                 ----------
     Total  . . . . . . . . . . . . . . . .                 125,629                   131,625                    131,625
                                                         ----------                ----------                 ----------
     All other Corporate Bonds:
            The Cincinnati Insurance Company .              507,862                   545,279                    545,279
            The Cincinnati Indemnity Company .               16,507                    17,588                     17,588
            The Cincinnati Casualty Company  .               34,337                    38,131                     38,131
            The Cincinnati Life Insurance
                Company  . . . . . . . . . . . .            404,285                   431,871                    431,871
            Cincinnati Financial Corporation .              410,794                   424,214                    424,214
                                                         ----------                ----------                 ----------
     Total  . . . . . . . . . . . . . . . .               1,373,785                 1,457,083                  1,457,083
                                                         ----------                ----------                 ----------
     TOTAL FIXED MATURITIES                              $2,431,785                $2,561,805                 $2,561,805
                                                         ----------                ----------                 ----------

                                                                              (000 omitted)
                                                                                                   Amount at
                                                                                                  which shown
                                                                                Fair               in balance
                    Type of Investment                      Cost                Value                 sheet
                    ------------------                      ----                -----             -----------
Equity Securities:
    Common Stocks
        Public Utilities
           The Cincinnati Insurance Company. .             $   93,310         $  203,798           $  203,798
           The Cincinnati Casualty Company . .                  5,011             11,069               11,069
           The Cincinnati Life Ins. Company. .                 24,409             65,588               65,588
           Cincinnati Financial Corp . . . . .                 68,296            273,005              273,005
                                                           ----------         ----------           ----------
        Total . . . . . . . . . . . . . . . .                 191,026            553,460              553,460
                                                           ----------         ----------           ----------
        Banks, trust and insurance companies
           The Cincinnati Insurance Company. .                142,252            515,335              515,335
           The Cincinnati Casualty Company . .                 18,016             42,353               42,353
           The Cincinnati Life Ins. Company. .                 35,350             81,695               81,695
           Cincinnati Financial Corporation. .                326,028          1,274,234            1,274,234
                                                           ----------         ----------           ----------
        Total . . . . . . . . . . . . . . . .                 521,646          1,913,617            1,913,617
                                                           ----------         ----------           ----------
        Industrial miscellaneous and all other
           The Cincinnati Insurance Company. .                300,320            585,938              585,938
           The Cincinnati Indemnity Company. .                  7,896             12,056               12,056
           The Cincinnati Casualty Company . .                 21,723             36,915               36,915
           The Cincinnati Life Ins. Company. .                 47,338             85,451               85,451
           Cincinnati Financial Corporation. .                 49,724             87,124               87,124
                                                           ----------         ----------           ----------
        Total . . . . . . . . . . . . . . . .                 427,001            807,484              807,484
                                                           ----------         ----------           ----------
    Nonredeemable preferred stocks
           The Cincinnati Insurance Company. .                351,146            409,986              409,986
           The Cincinnati Life Ins. Company. .                 39,953             48,704               48,704
           Cincinnati Financial Corporation. .                  6,417              6,929                6,929
                                                           ----------         ----------           ----------
        Total . . . . . . . . . . . . . . . .                 397,516            465,619              465,619
                                                           ----------         ----------           ----------
    TOTAL EQUITY SECURITIES . . . . . . .                  $1,537,189         $3,740,180           $3,740,180
                                                           ----------         ----------           ----------

Other Invested Assets:
  Mortgage loans on real estate
        The Cincinnati Life Ins. Company. . .              $    3,594         XXXXXXXXXX           $    3,594
        CFC-I Investment Company  . . . . . .                   5,613         XXXXXXXXXX                5,613
                                                           ----------                              ----------
        Total . . . . . . . . . . . . . . . .                   9,207         XXXXXXXXXX                9,207
                                                           ----------                              ----------
  Real Estate
        The Cincinnati Life Ins. Company. . .                   4,287         XXXXXXXXXX                4,287
        CFC-I Investment Company  . . . . . .                  11,162         XXXXXXXXXX               11,162
                                                           ----------                              ----------
        Total . . . . . . . . . . . . . . . .                  15,449         XXXXXXXXXX               15,449
                                                           ----------                              ----------
  Policy Loans
        The Cincinnati Life Ins. Company. . .                  19,178         XXXXXXXXXX               19,178
                                                           ----------                              ----------
    Notes Receivable
        CFC-I Investment Company  . . . . . .                   9,170         XXXXXXXXXX                9,170
                                                           ----------                              ----------
    TOTAL OTHER INVESTED ASSETS . . . . .                  $   53,004         XXXXXXXXXX           $   53,004
                                                           ----------                              ----------


    TOTAL INVESTMENTS . . . . . . . . . .                  $4,021,978         XXXXXXXXXX           $6,354,989
                                                           ==========                              ==========

SCHEDULE II             CINCINNATI FINANCIAL CORPORATION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (OOO OMITTED)

Condensed Statements of Income (Parent Company Only)
For the Years ended December 31                  1996                  1995                   1994
                                                 ----                  ----                   ----
Income
------
Dividends from Subsidiaries                    $ 85,000              $ 149,000              $  78,000
Investment Income                                81,220                 65,839                 50,276
Realized Gains on Investments                     2,232                    742                   (453)
                                               --------              ---------              ---------
    Total Income                               $168,452              $ 215,581              $ 127,823
                                               --------              ---------              ---------
Expenses
--------
Interest                                       $ 20,098              $  17,229              $   9,937
Other                                             6,620                  3,071                  3,119
                                               --------              ---------              ---------
    Total Expenses                               26,718                 20,300                 13,056
                                               --------              ---------              ---------
Income Before Taxes and
    Earnings of Subsidiaries                    141,734                195,281                114,767
Applicable Income Taxes                           9,760                  8,286                  5,113
                                               --------              ---------              ---------
Net Income Before Change in
    Undistributed Earnings of
    Subsidiaries                                131,974                186,995                109,654
Increase in Undistributed
    Earnings of Subsidiaries                     91,786                 40,355                 91,576
                                               --------              ---------              ---------
    Net Income                                 $223,760              $ 227,350              $ 201,230
                                               ========              =========              =========

Condensed Balance Sheets (Parent Company Only)
December 31                                                            1996                    1995
                                                                       ----                    ----
Assets
------
Cash                                                                $    5,494             $    1,354
Fixed Maturities, at Fair Value                                        435,368                372,776
Equity Securities, at Fair Value                                     1,641,291              1,335,749
Investment Income Receivable                                            18,341                 15,739
Inter-Company Dividends Receivable                                      20,500                 12,527
Equity in Net Assets of Subsidiaries                                 1,837,226              1,569,026
Other Assets                                                            10,518                  3,590
                                                                    ----------             ----------
    Total Assets                                                    $3,968,738             $3,310,761
                                                                    ==========             ==========
Liabilities
-----------
Notes Payable                                                       $  262,098             $  221,005
Dividends Declared but Unpaid                                           20,584                 18,038
Federal Income Tax
    Current                                                              9,422                  7,689
    Deferred                                                           425,543                321,094
5.5% Convertible Senior Debentures
    Due 2002                                                            79,847                 80,000
Other Liabilities                                                        8,355                  4,964
                                                                    ----------             ----------
    Total Liabilities                                               $  805,849             $  652,790
Stockholders' Equity                                                 3,162,889              2,657,971
                                                                    ----------             ----------
    Total Liabilities and Stockholders' Equity                      $3,968,738             $3,310,761
                                                                    ==========             ==========


SCHEDULE II              CINCINNATI FINANCIAL CORPORATION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (OOO OMITTED)

Condensed Statements of Cash Flows (Parent Company Only)
For the Years ended December 31               1996                1995                1994
                                              ----                ----                ----
Operating Activities
--------------------
Net Income                                 $ 223,760           $ 227,350           $ 201,230
Adjustments to Reconcile Net
    Income to Net Cash Provided
    by Operating Activities:
      Amortization                              (782)               (706)               (188)
      Increase in investment
        income receivable                     (2,602)             (4,590)             (2,576)
      Increase in Current Federal
        Income Taxes Payable                   1,733               2,236                 607
      Provision for Deferred
        Income Taxes                           1,116               1,125                   0
      (Increase) Decrease in
        Dividends Receivable
        from Subsidiaries                     (7,973)             (4,227)              7,700
        (Increase) Decrease in
        Other Assets                          (6,928)                206               1,820
      Increase (Decrease) in
        Other Liabilities                      3,391              (1,843)              1,407
      Increase in Undistributed
        Earnings of Subsidiaries             (91,786)            (40,355)            (91,576)
      Realized (Gains) Losses on
        Investments                           (2,232)               (742)                453
                                           ---------           ---------           ---------
Net Cash Provided by Operating
      Activities                             117,697             178,454             118,877
                                           ---------           ---------           ---------
Investing Activities
--------------------
Sale of Fixed Maturity Invest.                78,701              44,063              17,224
Maturity of Fixed Maturity Invest.             6,807              14,641               2,794
Sale of Equity Security Invest.               36,825              19,830              25,268
Purchase of Fixed
  Maturity Investments                      (139,934)           (203,081)            (86,711)
Purchase of Equity
  Security Investments                       (52,282)            (79,739)            (70,874)
                                           ---------           ---------           ---------
Net Cash Used in
  Investing Activities                       (69,883)           (204,286)           (112,299)
                                           ---------           ---------           ---------
Financing Activities
--------------------
Increase in Other
  Short-Term Borrowings                       41,093              91,889              51,050
Payment of Cash Dividends                    (79,203)            (69,542)            (62,436)
Purchase/Issuance of Treasury
  Shares                                      (8,963)               (287)               (460)
Proceeds from Stock
  Options Exercised                            3,399               4,113               3,745
                                           ---------           ---------           ---------
Net Cash (Used in) Provided by
  Financing Activities                       (43,674)             26,173              (8,101)
                                           ---------           ---------           ---------
Increase (Decrease) in Cash                    4,140                 341              (1,523)
Cash at Beginning of Year                      1,354               1,013               2,536
                                           ---------           ---------           ---------
Cash at End of Year                        $   5,494           $   1,354           $   1,013
                                           =========           =========           =========

SCHEDULE III   CINCINNATI FINANCIAL CORPORATION & SUBSIDIARIES
                     SUPPLEMENTARY INSURANCE INFORMATION
              FOR YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                (000 omitted)

Column A                       Column B              Column C            Column D             Column E             Column F
--------                       --------              --------            --------             --------             --------
                                                      Future
                                                      Policy
                                                     Benefits,                                Other
                              Deferred               Losses,                                  Policy
                               Policy                Claims &                                 Claims &
                             Acquisition             Expense             Unearned             Benefits              Premium
Segment                          Cost                 Losses             Premiums             Payable               Revenue
-----------------------------------------------------------------------------------------------------------------------------
1996
Property
  and Liability
  Insurance                    $ 79,914             $1,824,296           $424,487             $35,500              $1,366,544
Life/Health
  Insurance                      47,674                448,969              1,263              12,683                  56,353
                               --------             ----------           --------             -------              ----------
Total                          $127,588             $2,273,265           $425,750             $48,183              $1,422,897
                               ========             ==========           ========             =======              ==========
1995
Property
  and Liability
  Insurance                    $ 76,365             $1,690,461           $407,254             $32,180              $1,263,257
Life/Health
  Insurance                      43,224                412,552              1,371              11,604                  50,869
                               --------             ----------           --------             -------              ----------
Total                          $119,589             $2,103,013           $408,625             $43,784              $1,314,126
                               ========             ==========           ========             =======              ==========
1994
Property
  and Liability
  Insurance                    $ 69,169             $1,510,150           $377,764             $24,654              $1,169,940
Life/Health
  Insurance                      40,334                378,432              1,655              11,856                  49,093
                               --------             ----------           --------             -------              ----------
Total                          $109,503             $1,888,582           $379,419             $36,510              $1,219,033
                               ========             ==========           ========             =======              ==========

Column A                            Column G            Column H              Column I          Column J              Column K
--------                            --------            --------              --------          --------              --------
                                                        Benefits,            Amortization
                                                         Claims              of Deferred
                                      Net                Losses &              Policy             Other
                                   Investment          Settlement            Acquisition        Operating           Premium
Segment                              Income             Expenses               Costs             Expenses            Written
--------------------------------------------------------------------------------------------------------------------------------
1996
Property
  and Liability
  Insurance                         $190,318           $1,030,157             $287,222           $ 98,844           $1,383,525
Life/Health
  Insurance                           54,687               56,948                7,890             16,879                7,652(4)
                                    --------           ----------             --------           --------           ----------
Total                               $245,005           $1,087,105             $295,112           $115,723           $1,391,177
                                    ========           ==========             ========           ========           ==========
1995
Property
  and Liability
  Insurance                         $180,074            $ 913,139             $264,281           $ 87,420           $1,295,852
Life/Health
  Insurance                           52,440               51,077                8,032             15,289                7,277(4)
                                    --------           ----------             --------           --------           ----------
Total                               $232,514            $ 964,216             $272,313           $102,709           $1,303,129
                                    ========           ==========             ========           ========           ==========
1994
Property
  and Liability
  Insurance                         $162,260            $ 854,804             $244,856           $ 80,205           $1,190,824
Life/Health
  Insurance                           48,339               46,010                8,824             14,579                7,204(4)
                                    --------           ----------             --------           --------           ----------
Total                               $210,599            $ 900,814             $253,680           $ 94,784           $1,198,028
                                    ========           ==========             ========           ========           ==========

Notes to Schedule III:
----------------------

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

SCHEDULE IV

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                                   REINSURANCE
               FOR YEARS ENDING DECEMBER 31, 1996, 1995, AND 1994
                                  (000 omitted)

         Column A                    Column B       Column C         Column D     Column E           Column F
         --------                    --------       --------         --------     --------           --------

                                                    Ceded to         Assumed                      Percentage of
                                      Gross           Other         from Other       Net          Amount Assumed
                                      Amount        Companies       Companies       Amount            to Net
                                    ----------      ----------      ---------     ---------       --------------
1996
----
Life Insurance in Force             $9,775,948      $1,272,331      $ 15,919     $8,519,536             .2%
                                    ==========      ==========      ========     ==========
Premiums
  Life/Health Insurance             $   60,994      $    4,749      $    108     $   56,353             .2%
 Property/Liability Ins.             1,416,801          91,396        41,139      1,366,544            3.0%
                                    ----------       ---------      --------     ----------
  Total Premiums                    $1,477,795      $   96,145      $ 41,247     $1,422,897            2.9%
                                    ==========      ==========      ========     ==========
1995
----
Life Insurance in Force             $8,328,764      $  980,023      $ 20,047     $7,368,788             .3%
                                    ==========      ==========      ========     ==========
Premiums
  Life/Health Insurance             $   54,437      $    3,713      $    145     $   50,869             .3%
 Property/Liability Ins.             1,310,105          83,804        36,956      1,263,257            2.9%
                                    ----------       ---------      --------     ----------
  Total Premiums                    $1,364,542      $   87,517      $ 37,101     $1,314,126            2.8%
                                    ==========      ==========      ========     ==========
1994
----
Life Insurance in Force             $7,473,906      $  855,389      $ 23,102     $6,641,619             .3%
                                    ==========      ==========      ========     ==========
Premiums
 Life/Health Insurance              $   52,251      $    3,303      $    145     $   49,093             .3%
 Property/Liability Ins.             1,207,036         100,842        63,746      1,169,940            5.4%
                                    ----------       ---------      --------     ----------
  Total Premiums                    $1,259,287      $  104,145      $ 63,891     $1,219,033            5.2%
                                    ==========      ==========      ========     ==========

SCHEDULE VI


                                         CINCINNATI FINANCIAL CORPORATION & SUBSIDIARIES
                            SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
                                        FOR YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                                          (000 omitted)

  Column A                      Column B                Column C          Column D              Column E            Column F
  --------                      --------                --------          --------              --------            --------
                                                       Reserves
                               Deferred               Unpaid Claims        Discount,
    Affiliation                 Policy                 and Claim            if any,
       with                   Acquisition              Adjustment         Deducted in           Unearned            Earned
    Registrant                   Costs                  Expenses           Column C             Premiums           Premiums
    ---------------------------------------------------------------------------------------------------------------------------
Consolidated
Property-Casualty
Entities

1996                            $79,914                $1,824,296            $-0-               $424,487           $1,366,544
                                =======                ==========            ====               ========           ==========


1995                            $76,365                $1,690,461            $-0-               $407,254           $1,263,257
                                =======                ==========            ====               ========           ==========


1994                            $69,169                $1,510,150            $-0-               $377,764           $1,169,940
                                =======                ==========            ====               ========           ==========

  Column A                Column G                 Column H                     Column I           Column J           Column K
  --------                --------                 --------                     --------           --------           --------
                                                   Claims and
                                                     Claim
                                                   Adjustment
                                                    Expenses
                                                     Incurred
                                                    Related to                  Amortization          Paid
                                              -------------------------          of Deferred          Claims
    Affiliation              Net               (1)                 (2)             Policy           and Claim
       with               Investment          Current              Prior         Acquisition        Adjustment         Premiums
    Registrant             Income              Year                Years             Costs           Expenses          Written
    ---------------------------------------------------------------------------------------------------------------------------
Consolidated
Property-Casualty
Entities

1996                      $190,318           $1,183,251          $(151,996)        $287,222          $909,582         $1,383,525
                          ========           ==========          =========         ========          ========         ==========


1995                      $180,074           $1,040,541          $(126,509)        $264,281          $765,315         $1,295,852
                          ========           ==========          =========         ========          ========         ==========


1994                      $162,260            $ 948,581          $ (92,892)        $244,856          $717,025         $1,190,824
                          ========           ==========          =========         ========          ========         ==========

                                Index of Exhibits


Exhibit 11-- Statement re computation of per share earnings for the years ended December 31, 1996, 1995, and 1994.

Exhibit 13-- Material incorporated by reference from the annual report of the registrant to its shareholders for the year ended
             December 31, 1996.

Exhibit 23-- Independent Auditors' Consent

Exhibit 27-- Financial Data Schedule

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       CINCINNATI FINANCIAL CORPORATION

          Signature                              Title                       Date
          ---------                              -----                       ----
/s/ ROBERT B. MORGAN                        Chief Executive              March 24, 1997
-------------------------------------       Officer, President
         Robert B. Morgan                      and Director

/s/ ROBERT J. DRIEHAUS                    Senior Vice President          March 11, 1997
-------------------------------------    Chief Financial Officer
      Robert J. Driehaus                     and Director
                                       (Principal Financial Officer)

/s/ THEODORE F. ELCHYNSKI                  Senior Vice President         March 11, 1997
-------------------------------------     Treasurer and Secretary
      Theodore F. Elchynski            (Principal Accounting Officer)

/s/ WILLIAM F. BAHL                             Director                 March 24, 1997
-------------------------------------
         William F. Bahl

                                                Director                 March   , 1997
-------------------------------------
           Michael Brown

                                                Director                 March   , 1997
-------------------------------------
        Richard M. Burridge

                                                Director                 March   , 1997
-------------------------------------
          John E. Field

                                                Director                 March   , 1997
-------------------------------------
       William R. Johnson

/s/ KENNETH C. LICHTENDAHL                      Director                 March 24, 1997
-------------------------------------
      Kenneth C. Lichtendahl

/s/ JAMES G. MILLER                          Senior Vice President       March 12, 1997
-------------------------------------       Chief Investment Officer
           James G. Miller                      and Director

          Signature                              Title                       Date
          ---------                              -----                       ----
/s/ JACKSON H. RANDOLPH                         Director                  March 24, 1997
---------------------------------------
        Jackson H. Randolph

/s/ JOHN J. SCHIFF                              Director                  March 11, 1997
---------------------------------------
           John J. Schiff

/s/ JOHN J. SCHIFF, JR.                      Chairman of the              March 22, 1997
---------------------------------------        Board and
       John J. Schiff, Jr.                      Director


                                                Director                  March   , 1997
---------------------------------------
           Robert C. Schiff

/s/ THOMAS R. SCHIFF                            Director                  March 24, 1997
---------------------------------------
       Thomas R. Schiff

                                                Director                  March   , 1997
---------------------------------------
          Frank J. Schultheis

                                                Director                  March   , 1997
---------------------------------------
           Larry R. Webb

                                                Director                  March   , 1997
---------------------------------------
           Alan R. Weiler
