Form 10-Q
period 1997-03-31
CINCINNATI FINANCIAL CORP
filed 1997-05-13
CIK 20286

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            -----------------------


                                   FORM 10-Q

  X  Quarterly Report Under Section 13 or 15 (d) of the
-----
     Securities Exchange Act of 1934

     For the Quarterly Period Ended March 31, 1997

     Transition Report Pursuant to Section 13 or 15 (d)
-----
     of the Securities Exchange Act of 1934

                             -----------------------


                          Commission File Number 0-4604

                        CINCINNATI FINANCIAL CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

        An Ohio Corporation                               31-0746871
        -------------------                               ----------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

                             6200 South Gilmore Road
                           Fairfield, Ohio 45014-5141
                           --------------------------
                    (Address of principal executive offices)

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

         $2.00 Par Common--55,327,338 shares outstanding at March 31, 1997

         $79,804,000 of 5-1/2% Convertible Senior Debentures Due 2002

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                          (Unaudited)
                                                                           March 31,         December 31,
                                                                             1997                1996
                                                                             ----                ----
ASSETS

Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   30,335,614      $   59,933,485
Investments
        Fixed Maturities (Cost: 1997--$2,527,516,131;
        1996--$2,431,785,016). . . . . . . . . . . . . . . . . .         2,631,522,322       2,561,805,150
        Equity Securities (Cost: 1997--$1,590,166,603;
          1996--$1,537,188,704). . . . . . . . . . . . . . . . .         4,190,472,454       3,740,180,384
        Other Invested Assets. . . . . . . . . . . . . . . . . .            52,792,322          53,003,602
Finance Receivables. . . . . . . . . . . . . . . . . . . . . . .            28,324,662          26,864,459
Premiums Receivable. . . . . . . . . . . . . . . . . . . . . . .           159,193,319         162,045,482
Reinsurance Receivable . . . . . . . . . . . . . . . . . . . . .           101,425,587         115,906,385
Prepaid Reinsurance Premiums . . . . . . . . . . . . . . . . . .            23,217,845          22,924,443
Investment Income Receivable . . . . . . . . . . . . . . . . . .            72,625,590          70,446,495
Land, Buildings and Equipment for Company Use (at Cost
        Less Accumulated Depreciation) . . . . . . . . . . . . .            39,227,124          39,486,095
Deferred Acquisition Costs Pertaining to Unearned
        Premiums and to Life Policies in Force . . . . . . . . .           127,761,445         127,587,814
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . .            23,584,395          65,330,026
                                                                        --------------      --------------
                Total Assets . . . . . . . . . . . . . . . . . .        $7,480,482,679      $7,045,513,820
                                                                        ==============      ==============
LIABILITIES
Insurance Reserves:

        Life Policy Reserves . . . . . . . . . . . . . . . . . .        $  450,186,756      $  440,280,714
        Losses and Loss Expenses . . . . . . . . . . . . . . . .         1,884,033,129       1,881,167,249
Unearned Premiums. . . . . . . . . . . . . . . . . . . . . . . .           422,075,066         425,750,431
Notes Payable. . . . . . . . . . . . . . . . . . . . . . . . . .           263,950,538         262,097,826
5-1/2% Convertible Senior Debentures Due 2002. . . . . . . . . .            79,804,000          79,847,000
Federal Income Taxes
        Current. . . . . . . . . . . . . . . . . . . . . . . . .            33,538,299          13,408,903
        Deferred . . . . . . . . . . . . . . . . . . . . . . . .           810,963,460         676,892,687
Other Liabilities. . . . . . . . . . . . . . . . . . . . . . . .           102,009,826         103,180,572
                                                                        --------------      --------------
                Total Liabilities  . . . . . . . . . . . . . . .         4,046,561,074       3,882,625,382
                                                                        --------------      --------------

SHAREHOLDERS' EQUITY

Common Stock, $2 per Share; Authorized 80,000,000
        Shares; Issued 1997--55,863,253;
        1996--55,828,615 Shares; Outstanding
        1997--55,327,338; 1996--55,636,476
        Shares . . . . . . . . . . . . . . . . . . . . . . . . .           111,726,506         111,657,230
Paid-In Capital. . . . . . . . . . . . . . . . . . . . . . . . .           403,166,053         401,861,619
Retained Earnings. . . . . . . . . . . . . . . . . . . . . . . .         1,184,238,621       1,132,879,714
Unrealized Gain on Investments, Less Taxes . . . . . . . . . . .         1,769,077,878       1,527,707,080
                                                                        --------------      --------------
                                                                         3,468,209,058       3,174,105,643

Less Treasury Shares at Cost (1997--535,915 Shares;

        1996--192,139 Shares). . . . . . . . . . . . . . . . . .           (34,287,453)        (11,217,205)
                                                                        --------------      --------------
          Total Shareholders' Equity . . . . . . . . . . . . . .         3,433,921,605       3,162,888,438
                                                                        --------------      --------------

              Total Liabilities and Shareholders' Equity . . . .        $7,480,482,679      $7,045,513,820
                                                                        ==============      ==============


Accompanying notes are an integral part of these financial statements.

10Q/sa

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                      Three Months Ended March 31,
                                                                    ---------------------------------
                                                                         1997               1996
                                                                         ----               ----
Revenues:
 Premiums Earned:
   Property and Casualty . . . . . . . . . . . . . . . . . . . .    $ 357,500,253       $ 333,372,036
   Life. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,532,845          11,952,931
   Accident and Health . . . . . . . . . . . . . . . . . . . . .        1,949,980           1,895,383
                                                                    -------------       -------------
     Net Premiums Earned . . . . . . . . . . . . . . . . . . . .      372,983,078         347,220,350
 Investment Income, Less Expenses. . . . . . . . . . . . . . . .       84,231,210          82,471,695
 Realized Gain on Investments. . . . . . . . . . . . . . . . . .       24,303,137          19,277,148
 Other Income. . . . . . . . . . . . . . . . . . . . . . . . . .        2,219,452           2,829,255
                                                                    -------------       -------------
   Total Revenues. . . . . . . . . . . . . . . . . . . . . . . .      483,736,877         451,798,448
                                                                    -------------       -------------

Benefits & Expenses:

 Insurance Losses and Policyholder Benefits. . . . . . . . . . .      266,498,172         272,754,764
 Commissions . . . . . . . . . . . . . . . . . . . . . . . . . .       67,442,424          61,077,667
 Other Operating Expenses. . . . . . . . . . . . . . . . . . . .       33,135,077          26,528,905
 Taxes, Licenses & Fees. . . . . . . . . . . . . . . . . . . . .       11,981,821           9,904,410
 Increase in Deferred Acquisition. . . . . . . . . . . . . . . .
   Costs Pertaining to Unearned
   Premiums and to Life Policies
   in Force. . . . . . . . . . . . . . . . . . . . . . . . . . .         (173,631)           (344,158)
 Interest Expense. . . . . . . . . . . . . . . . . . . . . . . .        5,036,550           4,558,151
 Other Expenses. . . . . . . . . . . . . . . . . . . . . . . . .        1,538,186             870,113
                                                                    -------------       -------------
   Total Expenses. . . . . . . . . . . . . . . . . . . . . . . .      385,458,599         375,349,852
                                                                    -------------       -------------

Income Before Income Taxes . . . . . . . . . . . . . . . . . . .       98,278,278          76,448,596
                                                                    -------------       -------------
Provision (Benefit) for Income Taxes:
 Current . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,236,042          19,921,333
 Deferred. . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,995,235          (2,921,119)
                                                                    -------------       -------------
   Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24,231,277          17,000,214
                                                                    -------------       -------------

Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  74,047,001       $  59,448,382
                                                                    =============       =============

Weighted Average Shares Outstanding including Common Stock
  Equivalents                                                          57,605,679          57,816,427
                                                                    =============       =============
Per Common Share:

   Total Net Income. . . . . . . . . . . . . . . . . . . . . . .            $1.30               $1.04
                                                                            =====               =====

   Cash Dividends Declared . . . . . . . . . . . . . . . . . . .            $ .41               $ .35
                                                                            =====               =====


Accompanying notes are an integral part of these financial statements.

10Q/sa

               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 1996 AND 1997


                             Common Stock                Treasury           Paid-In            Retained          Unrealized
                        Shares          Amount             Stock            Capital            Earnings         Capital Gains
                        ------          ------             -----            -------            --------         --------------
Bal. Dec. 31,
  1995                53,084,081     $106,168,162       $(1,383,492)      $237,171,509      $1,156,626,751      $1,159,388,263

Net Income                                                                                      59,448,382

Change in Unreal.
  Gains Net of
  Inc. Taxes of
  $73,261,132                                                                                                      136,056,391

Div. Declared                                                                                  (19,645,462)

5% Stock Div.
  at Market            2,652,110        5,304,220                          160,452,655        (166,008,727)*

Issuance of
  Treasury Shares                                           173,214             58,105

Stock Options
  Exercised               38,591           77,182                            1,778,668
                      ----------     ------------      ------------       ------------      --------------      --------------
Bal. March 31,
  l996                55,774,782     $111,549,564      $ (1,210,278)      $399,460,937      $1,030,420,944      $1,295,444,654
                      ==========     ============      ============       ============      ==============      ==============

Bal. Dec. 31,
  l996                55,828,615     $111,657,230      $(11,217,205)      $401,861,619      $1,132,879,714      $1,527,707,080

Net Income                                                                                      74,047,001

Change in Unreal.
  Gains Net of
  Inc. Taxes of
  $129,968,891                                                                                                     241,370,798

Div. Declared                                                                                  (22,688,053)

Purchase/Issuance of
  Treasury Shares                                       (23,070,248)            16,733

Stock Options
  Exercised               33,675           67,350                            1,246,627
Conversion of
  Debentures                 963            1,926                               41,074                 (41)
                      ----------     ------------      ------------       ------------      --------------      --------------
Bal. March 31,
  l997                55,863,253     $111,726,506      $(34,287,453)      $403,166,053      $1,184,238,621      $1,769,077,878
                      ==========     ============      ============       ============      ==============      ==============


Accompanying notes are an integral part of these financial statements.

*Includes $251,851 for fractional shares on March 15, 1996.

10Q/sa

               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                     1997                    1996
                                                                     ----                    ----
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . . . . .       $ 74,047,001           $  59,448,382
   Adjustments to reconcile operating income to net cash
      provided by operating activities:
      Depreciation and amortization. . . . . . . . . . . .         2,502,512                (564,606)
      Decrease in net unearned premiums. . . . . . . . . .        (3,968,767)             (1,323,957)
      Increase in net life policy reserves . . . . . . . .         9,906,042               9,557,426
      Increase in net loss and loss expense reserves . . .        17,346,678              38,572,556
      Decrease (Increase) in net premiums receivable . . .         2,852,163              (1,501,168)
      Increase in deferred acquisition costs . . . . . . .          (173,631)               (344,158)
      Decrease in other liabilities. . . . . . . . . . . .        (3,274,225)            (16,129,744)
      Increase in investment income receivable . . . . . .        (2,179,095)             (2,227,273)
      Decrease in accounts receivable. . . . . . . . . . .           216,353               5,664,701
      Decrease in other assets . . . . . . . . . . . . . .        41,745,631               3,633,415
      Increase (Decrease) in deferred income taxes . . . .         4,101,880              (2,921,119)
      Increase in current income taxes . . . . . . . . . .        20,129,396              19,921,333
      Realized gain on investments . . . . . . . . . . . .       (24,303,137)            (19,277,148)
      Other. . . . . . . . . . . . . . . . . . . . . . . .           (58,504)             (5,357,504)
                                                                ------------           -------------
          Net cash provided by operating activities. . . .       138,890,297              87,151,136
                                                                ------------           -------------

Cash flows from investing activities:
      Sale of fixed maturities investments . . . . . . . .        78,235,936              57,477,616
      Maturity of fixed maturities investments . . . . . .         9,263,980              33,964,392
      Sale of equity securities investments. . . . . . . .        61,472,148              56,449,745
      Collection of finance receivables. . . . . . . . . .         2,716,641               2,088,718
      Purchase of fixed maturities investments . . . . . .      (179,683,220)           (142,549,614)
      Purchase of equity securities investments. . . . . .       (93,175,111)            (79,678,432)
      Investment in land, buildings and equipment. . . . .        (2,632,193)             (2,857,885)
      Investment in finance receivables. . . . . . . . . .        (4,176,844)             (3,228,321)
      Investment in other invested assets. . . . . . . . .           (38,063)               (135,857)
                                                                ------------           -------------
          Net cash used in investing activities . . . . .       (128,016,726)            (78,469,638)
                                                                ------------           -------------

Cash flows from financing activities:
      Proceeds from stock options exercised. . . . . . . .         1,313,977               1,855,850
      Purchase/Issuance of treasury shares . . . . . . . .       (23,053,515)                231,319
      Increase in notes payable. . . . . . . . . . . . . .         1,852,712                 463,375
      Payment of cash dividends to shareholders. . . . . .       (20,584,616)            (18,038,129)
                                                                ------------           -------------
          Net cash used in financing activities. . . . . .       (40,471,442)            (15,487,585)
                                                                ------------           -------------

Net decrease in cash . . . . . . . . . . . . . . . . . .         (29,597,871)             (6,806,087)
Cash at beginning of period. . . . . . . . . . . . . . .          59,933,485              20,019,459
                                                                ------------           -------------

Cash at end of period. . . . . . . . . . . . . . . . . .        $ 30,335,614           $  13,213,372
                                                                ============           =============

Supplemental disclosures of cash flow information
  Interest paid. . . . . . . . . . . . . . . . . . . . . .      $  5,255,807           $   3,966,246
                                                                ============           =============

  Income taxes paid. . . . . . . . . . . . . . . . . . . .      $          0           $           0
                                                                ============           =============


Accompanying notes are an integral part of these financial statements.

10Q/sa

               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE I - ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the Company and all of its subsidiaries, each of which is wholly owned, and are presented in conformity with generally accepted accounting principles. All significant inter-company investments and transactions have been eliminated in consolidation. The December 31, 1996 consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by generally accepted accounting principles.

INVESTMENTS--Fixed maturities and equity securities have been classified as available for sale and are carried at fair values at March 31, 1997 and December 31, 1996.

UNREALIZED GAINS AND LOSSES--The increases (decreases) in unrealized gains for fixed maturities and equity securities (net of income tax effect) for the three-month periods ended March 31 are as follows:

                     Fixed                 Equity
                   Maturities            Securities              Total
                   ----------            ----------              -----
1997              $(16,883,414)         $258,254,212           $241,370,798

1996              $(21,528,076)         $157,584,467           $136,056,391

Such amounts are included as additions to and deductions from shareholders' equity.

REINSURANCE--Premiums earned are net of $24,205,119 and $22,928,950 of premium on ceded business for March 31, 1997 and 1996, respectively. Insurance losses and policyholder benefits in the accompanying statements of income are net of $13,010,436 and $9,929,733 reinsurance recoveries for March 31, 1997 and 1996, respectively,

NOTE II - STOCK OPTIONS

The Company has primarily qualified stock option plans under which options are granted to employees of the Company at prices which are not less than market price at the date of grant and which are exercisable over ten-year periods. On March 31, 1997, outstanding options for Stock Option Plan No. III totalled 92,378 shares with purchase prices ranging from a low of $11.87 to a high of $22.03, outstanding options for Stock Option Plan No. IV totalled 949,894 shares with purchase prices ranging from a low of $22.38 to a high of $64.00 and outstanding options for Stock Option Plan V totalled 186,675 shares with purchase prices ranging from a low of $61.43 to a high of $61.50.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. The company has applied this statement to the 1997 and 1996 first quarter results and determined that the restated amounts are as follows:

                                         1997            1996
                                         ----            ----
        Net Income per Common Share     $1.33           $1.07
                                        =====           =====
        Net Income per Common Share--
          Assuming Dilution             $1.30           $1.04
                                        =====           =====


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

10Q/sa

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premiums earned for the three months ended March 31, 1997 have increased $25,762,728 (7%) over the three months ended March 31, 1996. For our property and casualty insurance companies, gross written premiums increased $23,965,707 and earned premiums increased by $24,128,217. The growth rate of our property and casualty subsidiaries on a gross written and earned basis is less than last year. The growth rate is less than last year because the increase in new business and some rate increases on personal lines business were offset by lower premiums on workers' compensation coverages. The premium volume of our life and health company has increased approximately 12% as the Company had increases in both life and health insurance production. The premium growth in our life subsidiary is mainly attributable to increased sales of both traditional and interest-sensitive products. For the three-month period ended March 31, 1997, investment income, net of expenses, has increased $1,759,515 (2%) when compared with the first three months of 1996. This increase is the result of the growth of the investment portfolio because of investing cash flows from operations and dividend increases from equity securities. The growth rate of our investment earnings is lower than usual because the 1996 first quarter investment income included a one-time adjustment of $2.7 million related to accrual of discount.

Realized gains on investments for the three months ended March 31, 1997 amounted to $24,303,137 compared to $19,277,148 for the comparable three-month period ended March 31, 1996. The realized gains are predominantly the result of the sale of equity securities and management's decision to realize the gains and reinvest the proceeds at higher yields.

Insurance losses and policyholder benefits (net of reinsurance recoveries) decreased $6,256,592 (2%) for the first three months of 1997 over the same period in 1996. The losses of the property and casualty companies have decreased by $5,768,431 because of lower catastrophic claims. Policyholder benefits decreased $488,161 over the first quarter of 1996 in the life insurance subsidiary. The decrease is the result of a lower incidence of death claims, health claims, and related costs.

Commission expenses increased $6,364,757 for the first quarter of 1997 compared to the first quarter of 1996. The increase is mainly attributable to increases in the contingent commission expenses because of favorable underwriting results along with increased commissions due to increases in premiums written. Other operating expenses increased $6,606,172 for the first quarter of 1997 compared to the first quarter of 1996. The increase is attributable to increases in staff and costs associated with the upgrading of our computer systems to handle projected increases in premium and to make our systems year 2000 compliant.

Provision for income taxes, current and deferred, have increased by $7,231,063 for the first three months of 1997 compared to the first three months of 1996. The increase in federal taxes is primarily attributable to an increase in the effective tax rate from 22.2% to 24.75% at March 31, 1996 and 1997.

Unrealized appreciation will fluctuate with changes in the overall fixed maturities and equity securities markets. Changes in unrealized appreciation are discussed in Note 1. The Company's equity investment portfolio continues to be primarily investments in common stocks of public utility companies and financial institutions.

On November 22, 1996, the Board authorized repurchase of up to three million of the Company's outstanding shares as management deems appropriate, over an unspecified period of time. As of March 31, 1997, the Company has repurchased 443,480 shares.

10Q/sa

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits included:

            Exhibit 11--Statement re Computation of Per Share Earnings.
            Exhibit 27--Financial Data Schedule

        (b) The Company was not required to file any reports on Form 8-K during the quarter ended March 31, 1997.


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

                                       CINCINNATI FINANCIAL CORPORATION
                                       --------------------------------
                                       (Registrant)

Date  May 12, 1997
      ------------
                                       By /s/   T.F. ELCHYNSKI
                                         -----------------------------
                                         T.F. Elchynski
                                         Senior Vice President and Chief
                                           Financial Officer
                                         (Principal Financial Officer)

10Q/sa