Form 10-Q
period 1997-06-30
CINCINNATI FINANCIAL CORP
filed 1997-08-08
CIK 20286

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                             _______________________


                                    FORM 10-Q


          X    Quarterly Report Under Section 13 or 15 (d) of the Securities
       ------  Exchange Act of 1934

               For  the Quarterly Period Ended June 30, 1997

               Transition Report Pursuant to Section 13 or 15 (d) of the ------ Securities Exchange Act of 1934

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

                         YES   X    .         NO       .
                            --------            -------

        Securities registered pursuant to Section 12(g) of the Act:

               $2.00 Par Common--55,098,564 shares outstanding at June 30, 1997

               $79,127,000 of 5-1/2% Convertible Senior Debentures Due 2002

                                     PART I
                                     ------
ITEM 1. FINANCIAL STATEMENTS

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             (Unaudited)
                                                               June 30,          December 31,
                                                                 1997               1996
                                                             -----------         -----------
ASSETS
------
Cash ...................................................    $  63,437,276        $ 59,933,485
Investments
  Fixed Maturities (Cost: 1997--$2,525,672,340;
    1996--$2,431,785,016)  .............................    2,667,269,970       2,561,805,150
  Equity Securities (Cost: 1997--$1,605,140,137;
    1996--$1,537,188,704)  .............................    4,588,151,178       3,740,180,384
  Other Invested Assets ................................       54,076,159          53,003,602
Finance Receivables ....................................       30,444,128          26,864,459
Premiums Receivable ....................................      163,372,727         162,045,482
Reinsurance Receivable .................................       98,873,500         115,906,385
Prepaid Reinsurance Premiums ...........................       23,226,653          22,924,443
Investment Income Receivable ...........................       73,758,829          70,446,495
Land, Buildings and Equipment for Company Use (at Cost
  Less Accumulated Depreciation) .......................       40,792,631          39,486,095
Deferred Acquisition Costs Pertaining to Unearned
  Premiums and to Life Policies in Force ...............      130,001,215         127,587,814
Other Assets ...........................................       45,590,425          65,330,026
                                                           --------------      --------------
    Total Assets .......................................   $7,978,994,691      $7,045,513,820
                                                           ==============      ==============

LIABILITIES
-----------
Insurance Reserves:
  Life Policy Reserves .................................   $  461,728,060      $  440,280,714
  Losses and Loss Expenses .............................    1,904,749,309       1,881,167,249
Unearned Premiums ......................................      428,771,039         425,750,431
Notes Payable ..........................................      274,490,793         262,097,826
5-1/2% Convertible Senior Debentures Due 2002 ..........       79,127,000          79,847,000
Federal Income Taxes
  Current ..............................................       25,882,313          13,408,903
  Deferred .............................................      949,732,168         676,892,687
Other Liabilities ......................................      113,145,431         103,180,572
                                                           --------------      --------------
    Total Liabilities ..................................    4,237,626,113       3,882,625,382
                                                           ==============      ==============

SHAREHOLDERS' EQUITY
--------------------
Common Stock, $2 per Share; Authorized 80,000,000
  Shares; Issued 1997--55,897,974; 1996--55,828,615
  Shares; Outstanding 1997--55,098,564; 1996--55,636,476
  Shares ...............................................      111,795,948         111,657,230
Paid-In Capital ........................................      404,599,557         401,861,619
Retained Earnings ......................................    1,237,459,949       1,132,879,714
Unrealized Gain on Investments, Less Taxes .............    2,042,245,040       1,527,707,080
                                                           --------------      --------------
                                                            3,796,100,494       3,174,105,643
Less Treasury Shares at Cost (1997--799,410 Shares;
  1996--192,139 Shares)  ...............................      (54,731,916)        (11,217,205)
                                                           --------------      --------------
    Total Shareholders' Equity .........................    3,741,368,578       3,162,888,438
                                                           --------------      --------------
      Total Liabilities and Shareholders' Equity........   $7,978,994,691      $7,045,513,820
                                                           ==============      ==============


Accompanying notes are an integral part of these financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                     Six Months Ended June 30,     Three Months Ended June 30,
Revenues:                               1997           1996            1997           1996
                                         ----           ----            ----           ----
 Premiums Earned:
   Property and Casualty ...........  $716,984,243   $670,843,484   $359,483,990   $337,471,448
   Life ............................    27,437,454     25,043,469     13,904,609     13,090,538
   Accident and Health .............     3,953,706      3,757,828      2,003,726      1,862,445
                                      ------------   ------------   ------------   ------------
     Net Premiums Earned ...........   748,375,403    699,644,781    375,392,325    352,424,431
 Investment Income, Less Expenses ..   170,920,990    162,522,515     86,689,780     80,050,820
 Realized Gain on Investments ......    44,290,988     25,889,445     19,987,851      6,612,297
 Other Income ......................     4,352,134      5,783,402      2,132,682      2,954,147
                                      ------------   ------------   ------------   ------------
   Total Revenues ..................   967,939,515    893,840,143    484,202,638    442,041,695
                                      ------------   ------------   ------------   ------------

Benefits & Expenses:
 Ins. Losses and Policyholder Ben...   525,690,079    539,929,072    259,191,907    267,174,308
 Commissions .......................   140,878,672    124,210,052     73,436,248     63,132,385
 Other Operating Expenses ..........    67,164,834     54,983,897     34,029,757     28,454,992
 Taxes, Licenses & Fees ............    24,954,367     21,706,451     12,972,546     11,802,041
 Increase in Deferred Acquisition
   Costs Pertaining to Unearned
   Premiums and to Life Policies
   in Force ........................    (2,413,401)    (2,669,401)    (2,239,770)    (2,325,243)
 Interest Expense ..................     9,778,511      9,121,546      4,741,961      4,563,395
 Other Expenses ....................     3,266,907      3,087,578      1,728,721      2,217,465
                                      ------------   ------------   ------------   ------------
   Total Expenses ..................   769,319,969    750,369,195    383,861,370    375,019,343
                                      ------------   ------------   ------------   ------------
Income Before Income Taxes .........   198,619,546    143,470,948    100,341,268     67,022,352
                                      ------------   ------------   ------------   ------------
Provision (Ben.) for Inc. Taxes:
 Current ...........................    45,946,306     34,032,377     25,710,264     14,111,044
 Deferred ..........................     2,795,953     (4,405,872)    (1,199,282)    (1,484,753)
                                      ------------   ------------   ------------   ------------
   Total ...........................    48,742,259     29,626,505     24,510,982     12,626,291
                                      ------------   ------------   ------------   ------------
Net Income .........................  $149,877,287   $113,844,443   $ 75,830,286   $ 54,396,061
                                      ============   ============   ============   ============

Weighted Average Shares
 Outstanding including Common
 Stock Equivalents .................    57,519,422     57,819,408     57,455,348     57,828,063
                                      ============   ============   ============   ============
Per Common Share:
   Total Net Income ................  $       2.63   $       1.99   $       1.33   $        .95
                                      ============   ============   ============   ============

   Cash Dividends Declared .........  $        .82   $        .72   $        .41   $        .37
                                      ============   ============   ============   ============


Accompanying notes are an integral part of these financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                     ---------------------------------------

                                        Common Stock               Treasury          Paid-In            Retained       Unrealized
                                   Shares           Amount          Stock            Capital            Earnings      Capital Gains
                                 ----------    --------------   --------------    --------------     --------------   --------------

      Bal. Dec. 31,
        1995                     53,084,081    $  106,168,162   $   (1,383,492)   $  237,171,509     $1,156,626,751   $1,159,388,263

      Net Income                                                                                        113,844,443

      Change in Unreal
        Gains Net of
        Inc. Taxes of
        $38,387,240                                                                                                       71,290,589

      Div. Declared                                                                                     (40,279,110)

      5% Stock Div
        at Market                 2,652,110         5,304,220                        160,452,655       (166,008,726)*

      Issuance of
        Treasury Shares                                                324,115           515,287

      Stock Options
        Exercised                    51,811           103,622                          1,869,242
                                 ----------    --------------   --------------    --------------     --------------   --------------

      Bal. June 30,
        l996                     55,788,002    $  111,576,004   $   (1,059,377)   $  400,008,693     $1,064,183,358   $1,230,678,852
                                 ==========    ==============   ==============    ==============     ==============   ==============


      Bal. Dec. 31,
        l996                     55,828,615    $  111,657,230   $  (11,217,205)   $  401,861,619     $1,132,879,714   $1,527,707,080

      Net Income                                                                                        149,877,287

      Change in Unreal
        Gains Net of
        Inc. Taxes of
        $277,058,902                                                                                                     514,537,960

      Div. Declared                                                                                     (45,296,750)

      Purchase/Issuance of
        Treasury Shares                                            (43,514,711)           19,656

      Stock Options
        Exercised                    53,229           106,458                          2,030,542

      Conversion of
        Debentures                   16,130            32,260                            687,740              (302)
                                 ----------    --------------   --------------    --------------     --------------   --------------

      Bal. June 30,
        l997                     55,897,974    $  111,795,948   $  (54,731,916)   $  404,599,557     $1,237,459,949   $2,042,245,040
                                 ==========    ==============   ==============    ==============     ==============   ==============

Accompanying notes are an integral part of these financial statements.

*Includes $251,851 for fractional shares on March 15, 1996.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Six Months Ended June 30,
                                                               -------------------------
                                                                 1997            1996
                                                                 ----            ----
Cash flows from operating activities:
  Net income.............................................    $149,877,287    $ 113,844,443
  Adjustments to reconcile operating income to net cash
    provided by operating activities:
    Depreciation and amortization.........................      4,847,883        1,318,060
    Increase in net unearned premiums.....................      2,718,398        3,354,827
    Increase in net life policy reserves..................     21,447,346       18,662,373
    Increase in net loss and loss expense reserves .......     40,614,945       61,103,459
    Increase in net premiums receivable...................     (1,327,245)     (12,736,911)
    Increase in deferred acquisition costs................     (2,413,401)      (2,669,401)
    Increase (Decrease) in other liabilities..............      7,940,737       (7,979,882)
    Increase in investment income receivable..............     (3,312,334)      (3,457,298)
    Decrease (Increase) in accounts receivable............        536,599       (3,183,866)
    Decrease in other assets..............................     19,203,002          557,489
    Decrease in deferred income taxes.....................     (4,219,421)      (4,405,872)
    Increase (Decrease) in current income taxes...........     12,473,410       (4,967,620)
    Realized gain on investments..........................    (44,290,988)     (25,889,445)
    Other.................................................        341,571       (4,497,775)
                                                             ------------    -------------
      Net cash provided by operating activities...........    204,437,789      129,052,581
                                                             ------------    -------------

Cash flows from investing activities:
    Sale of fixed maturities investments..................     70,668,581       78,743,812
    Maturity of fixed maturities investments..............    194,743,490      133,911,701
    Sale of equity securities investments.................    160,386,632      100,078,311
    Collection of finance receivables.....................      5,648,059        4,852,197
    Purchase of fixed maturities investments..............   (352,119,646)    (279,769,482)
    Purchase of equity securities investments.............   (189,994,998)    (160,832,659)
    Investment in land, buildings and equipment...........     (7,279,695)      (7,132,306)
    Investment in finance receivables.....................     (9,227,728)      (7,597,431)
    Investment in other invested assets...................     (1,520,676)       1,958,424
                                                             ------------    -------------
      Net cash used in investing activities...............   (128,695,981)    (135,787,433)
                                                             ------------    -------------

Cash flows from financing activities:
    Proceeds from stock options exercised.................      2,137,000        1,972,865
    Purchase/Issuance of treasury shares..................    (43,495,055)         839,403
    Increase in notes payable.............................     12,392,967       31,704,062
    Payment of cash dividends to shareholders.............    (43,272,929)     (37,683,591)
                                                             ------------    -------------
      Net cash used in financing activities                   (72,238,017)      (3,167,261)
                                                             ------------    -------------

Net Increase (Decrease) in cash...........................      3,503,791       (9,902,113)
Cash at beginning of period...............................     59,933,485       20,019,459
                                                             ------------    -------------

Cash at end of period.....................................   $  63,437,276   $  10,117,346
                                                             =============   =============

Supplemental disclosures of cash flow information
  Interest paid...........................................   $  10,474,156   $  10,117,173
                                                             =============   =============

  Income taxes paid.......................................   $  40,488,270   $  39,000,000
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

INVESTMENTS--Fixed maturities and equity securities have been classified as available for sale and are carried at fair values at June 30, 1997 and December 31, 1996.

UNREALIZED GAINS AND LOSSES--The increases (decreases) in unrealized gains for fixed maturities and equity securities (net of income tax effect) for the six-month and three-month periods ended June 30 are as follows:

                                      Fixed               Equity
                                    Maturities          Securities            Total
                                    ----------          ----------            -----
Six-Month Periods Ended
    June 30, 1997                 $   7,525,373       $ 507,012,587       $ 514,537,960
    June 30, 1996                 $ (47,773,533)      $ 119,064,122       $  71,290,589

Three-Month Periods Ended
    June 30, 1997                 $  24,408,787       $ 248,758,375       $ 273,167,162
    June 30, 1996                 $ (26,245,457)      $ (38,520,345)      $ (64,765,802)



Such amounts are included as additions to and deductions from shareholders' equity.

REINSURANCE--Premiums earned are net of premiums on ceded business, and insurance losses and policyholder benefits are net of reinsurance recoveries in the accompanying statements of income for the six-month and three-month periods ended June 30 as follows:


                                  Ceded                    Reinsurance
                                Premiums                    Recoveries
                                --------                    ----------

Six-Month-Periods Ended
     June 30, 1997            $48,593,130                  $13,314,313
     June 30, 1996            $45,496,606                  $18,776,455

Three-Month Periods Ended
     June 30, 1997            $24,388,011                  $   303,877
     June 30, 1996            $22,567,656                  $ 8,846,722

NOTE II - STOCK OPTIONS

The Company has primarily qualified stock option plans under which options are granted to employees of the Company at prices which are not less than market price at the date of grant and which are exercisable over ten-year periods.

On June 30, 1997, outstanding options were as follows:


                                       Range of                  Number of
         Stock Option Plan          Exercise Prices                Shares
         -----------------          ---------------                ------

               III                 $11.87 to $22.03               92,378
                IV                 $22.38 to $79.25              990,613
                 V                 $61.43 to $79.25              298,175



NOTE III RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. The Company has applied this statement to the 1997 and 1996 second quarter and first six-month results and determined that the restated amounts are as follows:


                                             Second Quarter      Six-Month
                                             --------------      ---------

                                             1997     1996     1997     1996
                                             ----     ----     ----     ----

         Net Income per Common Share        $ 1.37   $  .98   $ 2.71   $ 2.04
                                            ======   ======   ======   ======
         Net Income per Common Share--
           Assuming Dilution                $ 1.33   $  .95   $ 2.63   $ 1.99
                                            ======   ======   ======   ======


The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards No. 130--Reporting Comprehensive Income ("FAS 130") and No. 131--Disclosures about Segments of an Enterprise and Related Information ("FAS 131"). FAS 130 and FAS 131, which must be adopted in 1998, will have no effect on the Company's financial position but may require additional disclosure.

NOTE IV INTERIM ADJUSTMENTS

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premiums earned for the six months ended June 30, 1997 have increased $48,730,622 (7%) over the six months ended June 30, 1996. Also, premiums earned have increased $22,967,894 (7%) for the three months ended June 30, 1997 over the three months ended June 30, 1996. For the six-month and three-month periods ended June 30, 1997, the growth rate of our property and casualty subsidiaries is less than last year on both a gross written and earned premium basis. These growth rates were less than last year because the increases in new business and some rate increases on personal lines business were offset by the continued softness of the commercial lines market and by lower premiums on workers' compensation coverages. The premium growth of our life and health subsidiary has increased 9% for the six months ended June 30, 1997 and 6% for the three months ended June 30, 1997 compared to the comparable periods of 1996. The premium growth in our life subsidiary is mainly attributable to increased sales of both traditional and interest-sensitive products. For the six-month and three-month periods ended June 30, 1997, investment income, net of expenses, has increased $8,398,475 (5%) and $6,638,960 (8%) when compared with the first six months and second three months of 1996, respectively. This increase is the result of the growth of the investment portfolio because of investing cash flows from operations and dividend increases from equity securities. The growth rate of our investment earnings for the first six months is less than usual because of the one-time adjustment of $2.7 million related to accrual of discount that was included in income for the first six months of 1996.

Realized gains on investments for the six months ended June 30, 1997 amounted to $44,290,988 compared to $25,889,445 for the six-month period ended June 30, 1996, and $19,987,851 for the three-month period ended June 30, 1997 compared to $6,612,297 for the three-month period ended June 30, 1996. The realized gains are predominantly the result of the sale of equity securities and management's decision to realize the gains and reinvest the proceeds at higher yields.

Insurance losses and policyholder benefits (net of reinsurance recoveries) decreased $14,238,993 (3%) for the first six months of 1997 over the same period in 1996 and decreased $7,982,401 (3%) for the second quarter when compared to the second quarter of 1996. The losses and benefits of the property and casualty companies have decreased $16,269,486 for the six-month period and decreased $10,501,055 for the second quarter of 1997 compared to the comparable periods for 1996. The property and casualty losses for the first six months and for the second quarter of 1997 have decreased because the decrease in catastrophe losses exceeded the increase in losses due to the growth of our business. Catastrophe losses were $14.5 million and $37.2 million, respectively, for the first six months of 1997 and 1996 and were $8.7 million and $24.8 million, respectively, for the second quarter of 1997 and 1996. These losses were substantially lower for the first six months and the second quarter of 1997 compared to the comparable periods of 1996 because of a lower incidence and severity of these weather related claims. Policyholder benefits of the life insurance subsidiary increased $2,030,493 for the first six months of 1997 over the same period of 1996 and increased $2,518,654 for the second quarter when compared to the second quarter of 1996. The majority of the six-month and second quarter increase is the result of a higher incidence of death claims and life related costs.

Commission expenses increased $16,668,620 for the six-month period ended June 30, 1997 compared to the same period of 1996 and increased $10,303,863 for the second quarter of 1997 compared to the same period in 1996. The increase is attributable to the increases in new business and higher contingency commissions. Other operating expenses increased $12,180,937 for the six-month period ended June 30, 1997 compared to the same period for 1996 and increased $5,574,765 for the second quarter of 1997 compared to the same period in 1996. The increase is attributable to increases in staff and costs associated to our investment in infrastructure to support future growth.

Provision for income taxes, current and deferred, have increased by $19,115,754 for the first six months of 1997 compared to the first six months of 1996 and have increased $11,884,691 for the second quarter of 1997 compared to the second quarter of 1996. The increase in federal taxes is primarily attributable to an increase in the effective tax rate to 24.5% from 20.6% at June 30, 1997 and 1996, respectively, and an increase in the effective tax rate to 24.4% from 20.8% for the second quarter of 1997 and 1996, respectively.

Unrealized appreciation will fluctuate with changes in the overall fixed maturities and equity securities markets. Changes in unrealized appreciation are discussed in Note 1. The Company's equity investment portfolio continues to be primarily investments in common stocks of public utility companies and financial institutions.

On November 22, 1996, the Board authorized repurchase of up to three million of the Company's outstanding shares as management deems appropriate, over an unspecified period of time. As of June 30, 1997, the Company has repurchased 707,098 shares.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders

On April 5, 1997, the registrant held its Annual Meeting of Stockholders for which the Board of Directors solicited proxies; and all nominees named in the Registrant's Proxy Statement were elected.

The four directors were:


                                                  Shares
                                                  ------
                                           For            Against/Abstain
                                           ---            ---------------
            William F. Bahl             45,885,764            196,653
            Kenneth C. Lichtendahl      45,879,543            202,874
            Jackson H. Randolph         45,881,394            201,023
            John J. Schiff, Jr.         45,886,056            196,361


ITEM 5.   Other Information No matters to report.

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits included:

               Exhibit 11--Statement re Computation of Per Share Earnings.
               Exhibit 27--Financial Data Schedule

          (b) The Company was not required to file any reports on Form 8-K during the quarter ended June 30, 1997.

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

                                             CINCINNATI FINANCIAL CORPORATION
                                             --------------------------------
                                             (Registrant)

Date           August 8, 1997
    ------------------------------------
                                             By  /s/ T.F. Elchynski
                                             T.F. Elchynski
                                             Senior Vice President and Chief
                                               Financial Officer
                                             (Principal Financial Officer)