Form 10-Q
period 1997-09-30
CINCINNATI FINANCIAL CORP
filed 1997-11-12
CIK 20286

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                             -----------------------


                                    FORM 10-Q



    X          Quarterly Report Under Section 13 or 15 (d) of the
---------      Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997

---------      Transition Report Pursuant to Section 13 or 15 (d)
               of the Securities Exchange Act of 1934

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

          $2.00 Par Common--54,899,262 shares outstanding at September 30, 1997

          $79,107,000 of 5-1/2% Convertible Senior Debentures Due 2002







                                              PART I
                                              ------

     ITEM 1.  FINANCIAL STATEMENTS

                                      CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                                                                       (Unaudited)
                                                                                      September 30,               December 31,
                                                                                          1997                        1996
                                                                                      -------------               -------------
ASSETS
Cash .......................................................................       $    78,054,123             $    59,933,485
Investments
  Fixed Maturities (Cost: 1997--$2,576,561,850;
    1996--$2,431,785,016)  .................................................         2,753,846,127               2,561,805,150
  Equity Securities (Cost: 1997--$1,648,834,145;
    1996--$1,537,188,704)  .................................................         5,158,711,975               3,740,180,384
  Other Invested Assets ....................................................            55,790,927                  53,003,602
Finance Receivables ........................................................            30,860,479                  26,864,459
Premiums Receivable ........................................................           162,922,022                 162,045,482
Reinsurance Receivable .....................................................           100,261,134                 115,906,385
Prepaid Reinsurance Premiums ...............................................            24,002,429                  22,924,443
Investment Income Receivable ...............................................            73,303,619                  70,446,495
Land, Buildings and Equipment for Company Use (at Cost
  Less Accumulated Depreciation) ...........................................            40,921,964                  39,486,095
Deferred Acquisition Costs Pertaining to Unearned
  Premiums and to Life Policies in Force ...................................           133,150,352                 127,587,814
Other Assets ...............................................................            28,828,114                  65,330,026
                                                                                   ---------------             ----------------

    Total Assets ...........................................................       $ 8,640,653,265             $ 7,045,513,820
                                                                                   ===============             ===============

LIABILITIES
Insurance Reserves:
  Life Policy Reserves .....................................................       $   471,773,728             $   440,280,714
  Losses and Loss Expenses .................................................         1,926,558,010               1,881,167,249
Unearned Premiums ..........................................................           440,375,781                 425,750,431
Notes Payable ..............................................................           276,987,670                 262,097,826
5-1/2% Convertible Senior Debentures Due 2002  .............................            79,107,000                  79,847,000
Federal Income Taxes
  Current ..................................................................            24,922,619                  13,408,903
  Deferred .................................................................         1,151,049,963                 676,892,687
Other Liabilities ..........................................................           125,616,976                 103,180,572
                                                                                     -------------               -------------

    Total Liabilities ......................................................         4,496,391,747               3,882,625,382
                                                                                     -------------               -------------

SHAREHOLDERS' EQUITY
Common Stock, $2 per Share; Authorized 80,000,000
  Shares; Issued 1997--55,922,058; 1996--55,828,615
  Shares; Outstanding 1997--54,899,262; 1996--55,636,476
  Shares ...................................................................           111,844,116                 111,657,230
Paid-In Capital ............................................................           405,622,143                 401,861,619
Retained Earnings ..........................................................         1,291,936,526               1,132,879,714
Unrealized Gain on Investments, Less Taxes .................................         2,407,904,771               1,527,707,080
                                                                                     -------------               -------------
                                                                                     4,217,307,556               3,174,105,643

Less Treasury Shares at Cost (1997--1,022,796 Shares;
  1996--192,139 Shares)  ...................................................           (73,046,038)                (11,217,205)
                                                                                   ---------------             ---------------
    Total Shareholders' Equity .............................................         4,144,261,518               3,162,888,438
                                                                                   ---------------             ---------------

      Total Liabilities and Shareholders' Equity ...........................       $ 8,640,653,265             $ 7,045,513,820
                                                                                   ===============             ===============


     Accompanying notes are an integral part of these financial statements.

     10Q/sa






                                       CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF INCOME
                                                             (UNAUDITED)

                                                    Nine Months Ended Sept. 30,                Three Months Ended Sept. 30,
                                                    ---------------------------                ----------------------------
                                                    1997                 1996                  1997                    1996
 Revenues:                                          ----                 ----                  ----                    ----
  Premiums Earned:
   Property and Casualty ..............      $ 1,082,563,400       $ 1,014,604,868       $   365,579,157       $   343,761,384
   Life ...............................           41,117,697            37,527,566            13,680,243            12,484,097
   Accident and Health ................            6,057,542             5,696,378             2,103,836             1,938,550
                                             ---------------       ---------------       ---------------       ---------------
     Net Premiums Earned ..............        1,129,738,639         1,057,828,812           381,363,236           358,184,031
 Investment Income, Less Expenses .....          259,166,563           242,451,646            88,245,573            79,929,131
 Realized Gain on Investments .........           64,598,644            40,939,681            20,307,656            15,050,236
 Other Income .........................            6,474,074             8,301,379             2,121,940             2,517,977
                                             ---------------       ---------------       ---------------       ---------------
   Total Revenues .....................        1,459,977,920         1,349,521,518           492,038,405           455,681,375
                                             ---------------       ---------------       ---------------       ---------------

Benefits & Expenses:
 Ins. Losses and Policyholder Ben .....          790,049,819           825,923,896           264,359,740           285,994,824
 Commissions ..........................          214,142,867           191,965,072            73,264,195            67,755,020
 Other Operating Expenses .............          101,502,008            83,253,361            34,337,174            28,269,464
 Taxes, Licenses & Fees ...............           37,162,621            32,678,364            12,208,254            10,971,913
 Increase in Deferred Acquisition
   Costs Pertaining to Unearned
   Premiums and to Life Policies
   in Force ...........................           (5,562,538)           (5,301,048)           (3,149,137)           (2,631,647)
 Interest Expense .....................           15,314,595            13,885,007             5,536,084             4,763,461
 Other Expenses .......................            6,784,884             4,987,529             3,517,977             1,899,951
                                             ---------------       ---------------       ---------------       ---------------
   Total Expenses .....................        1,159,394,256         1,147,392,181           390,074,287           397,022,986
                                             ---------------       ---------------       ---------------       ---------------

Income Before Income Taxes ............          300,583,664           202,129,337           101,964,118            58,658,389
                                             ---------------       ---------------       ---------------       ---------------
Provision (Ben.) for Inc. Taxes:
 Current ..............................           72,922,376            48,031,937            26,976,070            13,999,560
 Deferred .............................              784,284            (6,695,743)           (2,011,669)           (2,289,871)
                                             ---------------       ---------------       ---------------       ---------------
   Total ..............................           73,706,660            41,336,194            24,964,401            11,709,689
                                             ---------------       ---------------       ---------------       ---------------
Net Income ............................      $   226,877,004       $   160,793,143       $    76,999,717       $    46,948,700
                                             ===============       ===============       ===============       ===============

Weighted Avg. Shares Outstanding ......           57,427,112            57,807,728            56,654,574            57,799,697
                                             ===============       ===============       ===============       ===============
Per Common Share:
   Total Net Income ...................                $3.99                 $2.82                 $1.37                $.82
                                                       =====                 =====                 =====                ======

Cash Dividends Declared ...............                $1.23                 $1.09                  $.41                 $.37
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



 10Q/sa










                                      CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                           (UNAUDITED)

                                           NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                           ---------------------------------------------

                                    Common Stock                 Treasury            Paid-In            Retained         Unrealized
                              Shares           Amount             Stock              Capital            Earnings       Capital Gains
                              ------           ------             -----              -------            --------       -------------
Bal. Dec. 31,
  1995                      53,084,081     $  106,168,162    $   (1,383,492)    $  237,171,509      $1,156,626,751    $1,159,388,263

Net Income                                                                                             160,793,143

Change in Unreal.
  Gains Net of
  Inc. Taxes of
  $87,824,988                                                                                                            163,103,550

Div. Declared                                                                                          (60,913,179)

5% Stock Div
  at Market                  2,652,110          5,304,220                          160,452,655        (166,008,726)*

Purchase/Issuance of
  Treasury Shares                                                (4,566,516)           744,299

Stock Options
  Exercised                     75,818            151,636                            2,748,335
                        --------------      --------------    --------------    --------------      --------------    --------------

Bal. Sept. 30,
  l996                      55,812,009     $  111,624,018    $   (5,950,008)    $  401,116,798      $1,090,497,989    $1,322,491,813
                        ==============     ==============    ==============     ==============      ==============    ==============


Bal. Dec. 31,
  l996                      55,828,615     $  111,657,230    $  (11,217,205)    $  401,861,619      $1,132,879,714    $1,527,707,080

Net Income                                                                                             226,877,004

Change in Unreal
  Gains Net of
  Inc. Taxes of
  $473,952,603                                                                                                           880,197,691

Div. Declared                                                                                          (67,819,877)

Purchase/Issuance of
  Treasury Shares                                               (61,828,833)            21,346

Stock Options
  Exercised                     76,865            153,730                            3,032,334

Conversion of
  Debentures                    16,578             33,156                              706,844                (315)
                        --------------      --------------    --------------    --------------      --------------    --------------


Bal. Sept. 30,
  l997                      55,922,058     $  111,844,116    $  (73,046,038)    $  405,622,143      $1,291,936,526    $2,407,904,771
                        ==============     ==============    ==============     ==============      ==============    ==============

Accompanying notes are an integral part of these financial statements.

*Includes $251,851 for fractional shares on March 15, 1996.


                                      CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED)

                                                                                               Nine Months Ended Sept. 30,
                                                                                               ---------------------------
                                                                                           1997                       1996
                                                                                           ----                       ----
Cash flows from operating activities:
  Net income ................................................................         $ 226,877,004             $ 160,793,143
  Adjustments to reconcile operating income to net cash
    provided by operating activities:
    Depreciation and amortization ...........................................             7,603,620                 3,079,669
    Increase in net unearned premiums .......................................            13,547,364                12,722,602
    Increase in net life policy reserves ....................................            31,493,014                25,999,690
    Increase in net loss and loss expense reserves ..........................            61,036,012               104,470,512
    (Increase) Decrease in net premiums receivable ..........................              (876,540)                6,628,615
    Increase in deferred acquisition costs ..................................            (5,562,538)               (5,301,048)
    Increase in other liabilities ...........................................            20,497,853                 7,637,661
    Increase in investment income receivable ................................            (2,857,124)               (2,974,250)
    (Increase) Decrease in accounts receivable ..............................              (119,280)                  490,827
    Decrease in other assets ................................................            36,621,192                 3,136,142
    Increase (Decrease) in deferred income taxes ............................               204,673                (6,695,743)
    Increase in current income taxes ........................................            11,513,716                 4,031,939
    Realized gain on investments ............................................           (64,598,644)              (40,939,681)
    Other ...................................................................               530,970                  (248,523)
                                                                                      -------------             -------------
      Net cash provided by operating activities .............................           335,911,292               272,831,555
                                                                                      -------------             -------------

Cash flows from investing activities:
    Sale of fixed maturities investments ....................................           142,167,546               114,996,810
    Called and maturity of fixed maturities investments .....................           233,396,586               163,806,962
    Sale of equity securities investments ...................................           212,163,651               210,796,170
    Collection of finance receivables .......................................             4,745,904                 7,584,116
    Purchase of fixed maturities investments ................................          (506,316,593)             (398,394,012)
    Purchase of equity securities investments ...............................          (271,335,022)             (281,615,680)
    Investment in land, buildings and equipment .............................           (10,819,751)              (12,055,474)
    Investment in finance receivables .......................................            (8,746,781)              (12,214,273)
    Investment in other invested assets .....................................            (3,432,974)               (2,915,505)
                                                                                      -------------             -------------
      Net cash used in investing activities .................................          (208,177,434)             (210,010,886)
                                                                                      -------------             -------------

Cash flows from financing activities:
    Proceeds from stock options exercised ...................................             3,186,064                 2,899,971
    Purchase of treasury shares .............................................           (61,807,487)               (3,822,217)
    Increase in notes payable ...............................................            14,889,844                31,769,909
    Payment of cash dividends to shareholders ...............................           (65,881,641)              (58,317,239)
                                                                                      -------------             -------------
      Net cash used in financing activities .................................          (109,613,220)              (27,469,576)
                                                                                      -------------             -------------

Net increase in cash ........................................................            18,120,638                35,351,093
Cash at beginning of period .................................................            59,933,485                20,019,459
                                                                                      -------------             -------------

Cash at end of period .......................................................         $  78,054,123             $  55,370,552
                                                                                      =============             =============

Supplemental disclosures of cash flow information
  Interest paid .............................................................         $  15,673,319             $  12,481,950
                                                                                      =============             =============

  Income taxes paid .........................................................         $  61,988,270             $  44,000,000
                                                                                      =============             =============

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

INVESTMENTS--Fixed maturities and equity securities have been classified as available for sale and are carried at fair values at September 30, 1997 and December 31, 1996.

UNREALIZED GAINS AND LOSSES--The increases (decreases) in unrealized gains for fixed maturities and equity securities (net of income tax effect) for the nine-month and three-month periods ended September 30 are as follows:

                                             Fixed            Equity
                                           Maturities        Securities          Total
                                           ----------        ----------          -----
Nine-Month Periods Ended
            September 30, 1997              $ 30,721,693      $849,475,998     $880,197,691
            September 30, 1996              $(36,115,931)     $199,219,481     $163,103,550

Three-Month Periods Ended
            September 30, 1997              $ 23,196,320      $342,463,411     $365,659,731
            September 30, 1996              $ 11,657,602      $ 80,155,359     $ 91,812,961

Such amounts are included as additions to and deductions from shareholders' equity.

REINSURANCE--Premiums earned are net of premiums on ceded business, and insurance losses and policyholder benefits are net of reinsurance recoveries in the accompanying statements of income for the nine-month and three-month periods ended September 30 as follows:

                                                 Ceded                        Reinsurance
                                               Premiums                        Recoveries
                                               --------                        ----------
     Nine-Month-Periods Ended
        September 30, 1997                     $72,802,921                    $20,211,551
        September 30, 1996                     $70,213,173                    $30,009,990

        Three-Month Periods Ended
        September 30, 1997                     $24,209,791                    $ 6,897,238
        September 30, 1996                     $24,716,567                    $11,233,535

NOTE II - STOCK OPTIONS

The Company has primarily qualified stock option plans under which options are granted to employees of the Company at prices which are not less than market price at the date of grant and which are exercisable over ten-year periods.

On September 30, 1997, outstanding options were as follows:

                                                            Range of                  Number of
                     Stock Option Plan                  Exercise Prices                Shares
                     -----------------                  ---------------                ------

                          III                           $11.87 to $22.03               92,378
                           IV                           $22.38 to $79.88              975,570
                            V                           $61.43 to $79.25              298,175


NOTE III RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. The Company has applied this statement to the 1997 and 1996 third quarter and first nine-month results and determined that the restated amounts are as follows:

                                                Third Quarter       Nine-Month
                                                -------------       ----------

                                                 1997   1996       1997    1996
                                                 ----   ----       ----    ----

            Net Income per Common Share          $1.42  $ .84      $4.11  $2.88
                                                 =====  =====      =====  =====
            Net Income per Common Share--
              Assuming Dilution                  $1.37  $ .82      $3.99  $2.82
                                                 =====  =====      =====  =====

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



10Q/sa

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premiums earned for the nine months ended September 30, 1997 have increased $71,909,827 (7%) over the nine months ended September 30, 1996. Also, premiums earned have increased $23,179,205 (6%) for the three months ended September 30, 1997 over the three months ended September 30, 1996. For the nine-month period ended September 30, 1997, the growth rate of our property and casualty subsidiaries is less than last year on both a gross written and earned premium basis. For the three-month period ended September 30, 1997, the growth rate of our property and casualty subsidiaries is less than last year on an earned premium basis but slightly greater on a gross written basis. These growth rates were less than last year because the increases in new business and some rate increases on personal lines business were offset by the continued softness of the commercial lines market and by lower premiums on workers' compensation coverages. The premium growth of our life and health subsidiary has increased 9% for the nine-month and three-month periods ended September 30, 1997 compared to the comparable periods of 1996. The premium growth in our life subsidiary is mainly attributable to increased sales of both traditional and interest-sensitive products. For the nine-month and three-month periods ended September 30, 1997, investment income, net of expenses, has increased $16,714,917 (7%) and $8,316,442 (10%) when compared with the first nine months and third three months of 1996, respectively. This increase is the result of the growth of the investment portfolio because of investing cash flows from operations and dividend increases from equity securities. The growth rate of our investment earnings for the first nine months is less than usual because of the one-time adjustment of $2.7 million related to accrual of discount that was included in income for the first nine months of 1996.

Realized gains on investments for the nine months ended September 30, 1997 amounted to $64,598,644 compared to $40,939,681 for the nine-month period ended September 30, 1996, and $20,307,656 for the three-month period ended September 30, 1997 compared to $15,050,236 for the three-month period ended September 30, 1996. The realized gains are predominantly the result of the sale of equity securities and management's decision to realize the gains and reinvest the proceeds at higher yields.

Insurance losses and policyholder benefits (net of reinsurance recoveries) decreased $35,874,077 (4%) for the first nine months of 1997 over the same period in 1996 and decreased $21,635,084 (8%) for the third quarter when compared to the third quarter of 1996. The losses and benefits of the property and casualty companies have decreased $37,319,808 for the nine-month period and decreased $21,050,322 for the third quarter of 1997 compared to the comparable periods for 1996. The property and casualty losses for the first nine months and for the third quarter of 1997 have decreased because of a decrease in catastrophe losses and a lower incidence of claims that occur in the normal course of business. Catastrophe losses were $23.5 million and $60.1 million, respectively, for the first nine months of 1997 and 1996 and were $9.0 million and $22.9 million, respectively, for the third quarter of 1997 and 1996. These losses were substantially lower for the first nine months and the third quarter of 1997 compared to the comparable periods of 1996 because of a lower incidence and severity of these weather-related claims. Policyholder benefits of the life insurance subsidiary increased $1,445,731 for the first nine months of 1997 over the same period of 1996 and decreased $584,762 for the third quarter when compared to the third quarter of 1996. The majority of the nine-month increase is the result of an increase in life-related costs, and the decrease in the third quarter is a result of lower incidence of death claims.

Commission expenses increased $22,177,795 for the nine-month period ended September 30, 1997 compared to the same period of 1996 and increased $5,509,175 for the third quarter of 1997 compared to the same period in 1996. The increase is attributable to the increases in new business and higher contingency commissions. Other operating expenses increased $18,248,647 for the nine-month period ended September 30, 1997 compared to the same period for 1996 and increased $6,067,710 for the third quarter of 1997 compared to the same period in 1996. The increase is attributable to increases in staff and costs associated to our investment in infrastructure to support future growth.

Provision for income taxes, current and deferred, have increased by $32,370,466 for the first nine months of 1997 compared to the first nine months of 1996 and have increased $13,254,712 for the third quarter of 1997 compared to the third quarter of 1996. The increase in federal taxes is primarily attributable to an increase in the effective tax rate to 24.5% from 20.5% at September 30, 1997 and 1996, respectively, and an increase in the effective tax rate to 24.5% from 20.0% for the third quarter of 1997 and 1996, respectively.

Unrealized appreciation will fluctuate with changes in the overall fixed maturities and equity securities markets. Changes in unrealized appreciation are discussed in Note 1. The Company's equity investment portfolio continues to be primarily investments in common stocks of public utility companies and financial institutions.

On November 22, 1996, the Board authorized repurchase of up to three million of the Company's outstanding shares as management deems appropriate, over an unspecified period of time. As of September 30, 1997, the Company has repurchased 930,541 shares.





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


ITEM 5. Other Information
        -----------------

        No matters to report.


ITEM 6. Exhibits and Reports on Form 8-K
        ---------------------------------

        (a)     Exhibits included:

                Exhibit 11--Statement re Computation of Per Share Earnings.
                Exhibit 27--Financial Data Schedule

        (b) The Company was not required to file any reports on Form 8-K during the quarter ended September 30, 1997.

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

                                              CINCINNATI FINANCIAL CORPORATION
                                              --------------------------------
                                              (Registrant)

Date    November 10, 1997
     -------------------------
                                              By/s/   T.F. Elchynski
                                              ---------------------------------
                                              T.F. Elchynski
                                              Senior Vice President and Chief
                                                  Financial Officer
                                              (Principal Financial Officer)

10Q/sa