Form 10-K
period 1997-12-31
CINCINNATI FINANCIAL CORP
filed 1998-03-23
CIK 20286

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997              Commission file number
                                                                 0-4604




                        CINCINNATI FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Ohio                                             31-0746871
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
       incorporation or organization)                    Identification No.)


6200 S. Gilmore Road, Fairfield, Ohio                             45014-5141
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code: (513) 870-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                   NONE

Securities registered pursuant to Section 12(g) of the Act:

                                                              Exchange on Which
         Title of Each Class                                     Registered
         -------------------                                     ----------
          $2.00 Par, Common                                  Over The Counter
     5 1/2% Convertible Senior Debentures Due 2002           Over The Counter

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     The aggregate market value of voting stock held by nonaffiliates of Cincinnati Financial Corporation was $6,342,769,953 as of March 2, 1998.

     As of March 2, 1998, there were 55,562,285 shares of common stock outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------

Annual Report to Shareholders for year ended December 31, 1997 (in part) into Parts I, II and IV and Registrant's Proxy Statement dated March 2, 1998 into Parts I, III and IV.

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

2. The Cincinnati Casualty Company ("CCC") (formerly the Queen City Indemnity Company), incorporated in 1972 under the laws of Ohio, is engaged in the fire and casualty insurance business on a direct billing basis in 31 states. The business of CIC and CCC is conducted separately, and there are no plans for combining the business of said companies.

3. The Cincinnati Indemnity Company ("CID"), incorporated in 1988 under the laws of Ohio, is engaged in the writing of nonstandard personal and casualty lines of insurance in 23 states. The business of CIC and CID is conducted separately, and there are no plans for combining the business of said companies.

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

           As more fully discussed in pages 4 through 9 in the Company's Annual Report to Shareholders, incorporated herein by reference (see Exhibit 13 to this filing), the Company sells insurance primarily in the Midwest and Southeast through a network of a limited number (973 in 27 states at December 31, 1997) of selectively appointed independent agents, most of whom own stock in the Company. Gross written premiums by property/casualty lines increased 6% to $1.567 billion in 1997. The Company's mix of property/casualty business did not change significantly in 1997. Life and accident and health insurance (which constituted only 4% of the Company's premium income for 1997) is also sold primarily through property/casualty agencies and the growth rate of 11.5% was the result of increased sales of both traditional and interest-sensitive products.

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

           There are two tables used to present an analysis of losses and LAE. The first table, providing a reconciliation of beginning and ending liability balances for 1997, 1996, and 1995, is on page 27 in the Company's Annual Report to Shareholders, incorporated herein by reference (see Exhibit 13 to this filing). The second table, showing the development of the estimated liability for the ten years prior to 1997 is presented on the next page.

           The reconciliation referred to in the preceding paragraph shows a 1997 recognition of $119,654,000 redundancy in the December 31, 1996 liability. This redundancy is due in part to the effects of settling case reserves established in prior years for less than expected and also in part to the over estimation of the severity of IBNR losses. Average severity continues to increase primarily because of increases in medical costs related to workers' compensation and auto liability insurance. Litigation expenses for recent court cases on pending liability claims continue to be very costly; and judgments continue to be high and difficult to estimate. Reserves for environmental claims have been reviewed, and the Company believes that the reserves are adequate. Environmental exposures are minimal as a result of the types of risks we have insured in the past. Historically, most commercial accounts written post-date the coverages which afford clean-up costs and Superfund responses.

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

                                          ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
                                                           (Millions of Dollars)
Year Ended December 31                 1987     1988    1989     1990     1991     1992    1993    1994      1995     1996     1997
----------------------                 ----     ----    ----     ----     ----     ----    ----    -----     ----     ----     ----
Net Liability for Unpaid Losses
   and Loss Adjustment Expenses       $  534   $  631  $  742   $  833   $  986   $1,138  $1,293   $1,432   $1,581   $1,702   $1,777

Net Liability Reestimated as of:
One Year Later                           548      671     751      869      956    1,098   1,200    1,306    1,429    1,582
Two Years Later                          584      634     747      816      928      993   1,116    1,220    1,380
Three Years Later                        544      622     696      795      823      949   1,067    1,214
Four Years Later                         535      596     676      723      814      937   1,067
Five Years Later                         523      580     635      720      824      943
Six Years Later                          508      551     637      732      827
Seven Years Later                        496      558     653      734
Eight Years Later                        505      571     655
Nine Years Later                         519      571
Ten Years Later                          518

 Net Cumulative Redundancy            $   16   $   60  $   87   $   99   $  159   $  195  $  226   $  218   $  201   $  120
                                      ======   ======  ======   ======   ======   ======  ======   ======   ======   ======
Net Cumulative Amount of
   Liability Paid Through:
One Year Later                        $  178   $  204  $  238   $  232   $  280   $  310  $  343   $  368   $  395   $  453
Two Years Later                          292      321     356      397      440      498     538      578      630
Three Years Later                        362      390     446      493      546      612     663      709
Four Years Later                         398      441     497      552      611      681     734
Five Years Later                         427      467     528      588      647      718
Six Years Later                          441      485     550      610      666
Seven Years Later                        454      496     563      621
Eight Years Later                        461      502     570
Nine Years Later                         465      507
Ten Years Later                          469
                                                                                  $1,200  $1,365   $1,510   $1,690   $1,824   $1,889
Gross Liability--End of Year
Reinsurance Recoverable                                                               62      72       78      109      122      112
                                                                                  ------  ------   ------   ------   ------   ------
Net Liability--End of Year                                                        $1,138  $1,293   $1,432   $1,581   $1,702   $1,777
                                                                                  ======  ======   ======   ======   ======   ======

Gross Reestimated Liability--Latest
                                                                                  $1,035  $1,162   $1,319   $1,498   $1,699
Reestimated Recoverable--Latest                                                       92      95      105      118      117
                                                                                  ------  ------   ------   ------   ------
Net Reestimated Liability--Latest                                                 $  943  $1,067   $1,214   $1,380   $1,582
                                                                                  ======  ======   ======   ======   ======

Gross Cumulative Redundancy                                                       $  195  $  226   $  218   $  201   $  120
                                                                                  ======  ======   ======   ======   ======



           The table above presents the development of balance sheet liabilities for 1987 through 1997. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for individual years.

           The "cumulative redundancy" represents the aggregate change in the estimates over all prior years. For example, the 1987 liability has developed a $16,000,000 redundancy over ten years and has been reflected in income over the ten years. The effects on income of the past three years of changes in estimates of the liabilities for losses and LAE for all accident years is shown in the reconciliation table.

           The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 1997, the Company had paid $469,000,000 of the currently estimated $518,000,000 of losses and LAE that have been incurred as of the end of 1987; thus an estimated $49,000,000 of losses incurred as of the end of 1987 remain unpaid as of the current financial statement date.

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

           Information concerning the Company's investment strategy and philosophy is contained on Pages 16 through 18 of the Annual Report to Shareholders, incorporated herein by reference (see Exhibit 13 to this filing). The Company's primary strategy is to maintain liquidity to meet both its immediate and long-range insurance obligations through the purchase and maintenance of medium-risk fixed maturity and equity securities, while earning optimal returns on medium-risk equity securities which offer growing dividends and capital appreciation. The Company usually holds these securities to maturity unless there is a change in credit risk or the securities are called by the issuer. Historically, municipal bonds (with concentrations in the essential services, i.e. schools, sewer, water, etc.) have been attractive to the Company due to their tax exempt features. Because of Alternative Minimum Tax matters, the Company uses a blend of tax-exempt and taxable fixed maturity securities. Investments in common stocks have been made with an emphasis on securities with an annual dividend yield of at least 2 to 3 percent and annual dividend increases. The Company's strategy in equity investments is to identify approximately 10 to 12 companies in which it can accumulate 10 to 20 percent of their common stock. As a long-term investor, a buy and hold strategy has been followed for many years, resulting in an accumulation of a significant amount of unrealized appreciation on equity securities.

           As of December 31, 1997, CFC employed 2,670 associates.

ITEM 2.    PROPERTIES
           ----------

           CFC-I owns a fully leased 85,000 square feet office building in downtown Cincinnati that is currently leased to Procter and Gamble Company, an unaffiliated company, on a net, net, net lease basis. This property is carried in the financial statements at $535,000 as of December 31, 1997.

           CFC-I also owns the Home Office building located on 75 acres of land in Fairfield, Ohio. This building contains approximately 380,000 square feet. The John J. and Thomas R. Schiff & Company, an affiliated company, occupies approximately 5,350 square feet, and the balance of the building is occupied by CFC and its subsidiaries. The property is carried in the financial statements at $10,724,475 as of December 31, 1997.

           CFC-I also owns the Fairfield Executive Center which is located on the northwest corner of the home office property in Fairfield, Ohio. This is a four-story office building containing approximately 103,000 rentable square feet. CFC and its subsidiaries occupy approximately 84% of the building, unaffiliated tenants occupy approximately 11% of the building, and the balance is available for Company expansion. The property is carried in the financial statements at $10,399,094 as of December 31, 1997.

           The CLIC owns a four-story office building in the Tri-County area of Cincinnati containing approximately 127,000 square feet. At the present time, 100% of the building is currently being leased by an unaffiliated tenant. This property is carried in the financial statements at $4,010,201 as of December 31, 1997.

ITEM 3.    LEGAL PROCEEDINGS
           -----------------

           The Company is involved in no material litigation other than routine litigation incident to the nature of the insurance industry.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

           CFC filed with the commission on March 2, 1998, definitive proxy statements and annual reports pursuant to Regulation 14A. Material filed was the same as that described in Item 4 and is incorporated herein by reference. No matters were submitted during the fourth quarter.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           -----------------------------------------------------------------
           MATTERS
           -------

           This information is included in the Annual Report of the Registrant to its shareholders on the inside back cover for the year ended December 31, 1997 and is incorporated herein by reference (see Exhibit 13 to this filing).

ITEM 6.    SELECTED FINANCIAL DATA
           -----------------------

           This information is included in the Annual Report of the Registrant to its shareholders on pages 12 and 13 for the year ended December 31, 1997 and is incorporated herein by reference (see Exhibit 13 to this filing).

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

           This information is included in the Annual Report of the Registrant to its shareholders on pages 14 through 18 for the year ended December 31, 1997 and is incorporated herein by reference (see Exhibit 13 to this filing).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

            (a)  Financial Statements
                 The following consolidated financial statements of the Registrant and its subsidiaries, included in the Annual Report of the Registrant to its shareholders on pages 19 to 30 for the year ended December 31, 1997, are incorporated herein by reference (see Exhibit 13 to this filing).

                 Independent Auditors' Report
                 Consolidated Balance Sheets--December 31, 1997 and 1996 Consolidated Statements of Income--Years ended December 31,
                   1997, 1996, and 1995
                 Consolidated Statements of Shareholders' Equity--Years ended
                   December 31, 1997, 1996, and 1995
                 Consolidated Statements of Cash Flows--Years ended December 31,
                   1997, 1996, and 1995.

                 Notes to Consolidated Financial Statements

            (b)  Supplementary Data
                 Selected quarterly financial data, included in the Annual Report of the Registrant to its shareholders on the inside back cover for the year ended December 31, 1997, is incorporated herein by reference (see Exhibit 13 to this filing).

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           ---------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

           There were no disagreements on accounting and financial disclosure requirements with accountants within the last 24 months prior to December 31, 1997.

                                    PART III

           CFC filed with the Commission on March 2, 1998 definitive proxy statements pursuant to regulation 14-A. Material filed was the same as that described in Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; Item 13, Certain Relationships and Related Transactions, and is incorporated herein by reference.

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

      2.  Financial Statement Schedules and Independent Auditors' Report:
          Independent Auditors' Report
          Schedule I--Summary of Investments
                       Other than Investments in Related Parties
          Schedule II--Condensed Financial Information of Registrant
          Schedule III--Supplementary Insurance Information
          Schedule IV--Reinsurance
          Schedule VI--Supplemental Information Concerning
                       Property-Casualty Insurance Operations

          All other schedules are omitted because they are not required, inapplicable or the information is included in the financial statements or notes thereto.

      3.  Exhibits:

          Exhibit 11--Statement recomputation of per share earnings
                      for years ended December 31, 1997, 1996, and 1995
          Exhibit 13--Material incorporated by reference from the annual report of the registrant to its shareholders for the year ended December 31, 1997
          Exhibit 21--Subsidiaries of the registrant--information contained in
                      Part I of this report
          Exhibit 22--Notice of Annual Meeting of Shareholders
                      and Proxy Statement dated March 2,
                      1998--incorporated by reference to such
                      document previously filed with Securities and Exchange Commission, Washington, D.C., 20549
          Exhibit 23--Independent Auditors' Consent
          Exhibit 27--Financial Data Schedule

 (b)   Reports on Form 8-K--NONE

INDEPENDENT AUDITORS' REPORT

To The Shareholders and Board of Directors of
Cincinnati Financial Corporation

We have audited the consolidated financial statements of Cincinnati Financial Corporation and its subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 4, 1998; such consolidated financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Cincinnati Financial Corporation and its subsidiaries, listed in Item 14(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein

DELOITTE & TOUCHE LLP


/S/ Deloitte & Touche LLP


Cincinnati, Ohio
February 4, 1998




SCHEDULE I

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
        SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1997

                                                                              (000 omitted)

                                                                                                Amount at
                                                                                  Fair       which shown in
                    Type of Investment                          Cost             Value        balance sheet
                    ------------------                          ----             -----        -------------
Fixed Maturities:
   Bonds:
     United States Government and government agencies and
     authorities
       The Cincinnati Insurance Company...................    $    2,250        $    2,323       $    2,323
       The Cincinnati Indemnity Company...................           456               474              474
       The Cincinnati Casualty Company....................           403               428              428
       The Cincinnati Life Insurance Company .............         6,169             6,289            6,289
                                                             ------------     -------------     ------------
     Total................................................         9,278             9,514            9,514
                                                             ------------     -------------     ------------
     States, municipalities and political subdivisions:
       The Cincinnati Insurance Company...................       810,174           852,806          852,806
       The Cincinnati Indemnity Company...................         8,553             9,438            9,438
       The Cincinnati Casualty Company....................        21,121            22,469           22,469
       The Cincinnati Life Insurance Company..............         3,216             3,517            3,517
                                                             ------------     -------------     ------------
     Total................................................       843,064           888,230          888,230
                                                             ------------     -------------     ------------
     Public utilities:
       The Cincinnati Insurance Company...................        38,330            40,679           40,679
       The Cincinnati Casualty Company....................         5,208             5,731            5,731
       The Cincinnati Life Insurance Company..............        30,903            32,925           32,925
       Cincinnati Financial Corporation...................           430               500              500
                                                             ------------     -------------     ------------
     Total................................................        74,871            79,835           79,835
                                                             ------------     -------------     ------------
     Convertibles and bonds with warrants attached:
       The Cincinnati Insurance Company...................        78,425            82,503           82,503
       The Cincinnati Life Insurance Company..............        15,617            16,901           16,901
       Cincinnati Financial Corporation...................         9,082             9,988            9,988
                                                             ------------     -------------     ------------
     Total................................................       103,124           109,392          109,392
                                                             ------------     -------------     ------------
     All other corporate bonds:
       The Cincinnati Insurance Company...................       610,918           662,932          662,932
       The Cincinnati Indemnity Company...................        16,501            18,168           18,168
       The Cincinnati Casualty Company....................        34,031            38,173           38,173
       The Cincinnati Life Insurance Company..............       482,530           528,188          528,188
       Cincinnati Financial Corporation...................       397,232           416,787          416,787
                                                             ------------     -------------     ------------
     Total................................................     1,541,212         1,664,248        1,664,248
                                                             ------------     -------------     ------------
   TOTAL FIXED MATURITIES.................................    $2,571,549        $2,751,219       $2,751,219
                                                             ------------     -------------     ------------




                                                                             (000 omitted)

                                                                                                 Amount at
                                                                                  Fair        which shown in
                    Type of Investment                          Cost             Value         balance sheet
                    ------------------                          ----             -----         -------------
Equity Securities:
   Common Stocks
     Public Utilities
       The Cincinnati Insurance Company...................    $   88,011        $  252,429       $  252,429
       The Cincinnati Casualty Company....................         3,697             9,503            9,503
       The Cincinnati Life Insurance Company..............        18,752            69,670           69,670
       Cincinnati Financial Corporation...................        66,430           360,500          360,500
                                                             ------------     -------------     ------------
       Total..............................................       176,890           692,102          692,102
                                                             ------------     -------------     ------------
     Banks, trust and insurance companies
       The Cincinnati Insurance Company...................       210,744         1,000,427        1,000,427
       The Cincinnati Casualty Company....................        16,883            71,353           71,353
       The Cincinnati Life Insurance Company..............        40,094           147,070          147,070
       Cincinnati Financial Corporation...................       364,129         2,443,424        2,443,424
                                                             ------------     -------------     ------------
       Total..............................................       631,850         3,662,274        3,662,274
                                                             ------------     -------------     ------------
     Industrial miscellaneous and all other
       The Cincinnati Insurance Company...................       371,041           842,887          842,887
       The Cincinnati Indemnity Company...................         7,896            15,297           15,297
       The Cincinnati Casualty Company....................        18,203            38,577           38,577
       The Cincinnati Life Insurance Company..............        53,075           114,100          114,100
       Cincinnati Financial Corporation...................        43,161           103,665          103,665
                                                             ------------     -------------     ------------
       Total..............................................       493,376         1,114,526        1,114,526
                                                             ------------     -------------     ------------
   Nonredeemable preferred stocks
       The Cincinnati Insurance Company...................       367,982           466,116          466,116
       The Cincinnati Life Insurance Company..............        49,340            56,793           56,793
       Cincinnati Financial Corporation...................         6,417             7,460            7,460
                                                             ------------     -------------     ------------
       Total..............................................       423,739           530,369          530,369
                                                             ------------     -------------     ------------
TOTAL EQUITY SECURITIES                                       $1,725,855        $5,999,271       $5,999,271
                                                             ------------     -------------     ------------
Other Invested Assets:
   Mortgage loans on real estate
       The Cincinnati Life Insurance Company..............    $    3,329            XXXXXX       $    3,329
       CFC-I Investment Company...........................         8,236            XXXXXX            8,236
                                                             ------------                       ------------
       Total..............................................        11,565            XXXXXX           11,565
                                                             ------------                       ------------
   Real estate
       The Cincinnati Life Insurance Company..............         4,010            XXXXXX            4,010
       CFC-I Investment Company...........................           688            XXXXXX              688
                                                             ------------                       ------------
       Total..............................................         4,698            XXXXXX            4,698
                                                             ------------                       ------------
   Policy loans
       The Cincinnati Life Insurance Company..............        20,035            XXXXXX           20,035
                                                             ------------                       ------------
   Notes receivable
       CFC-I Investment Company...........................        10,262            XXXXXX           10,262
                                                             ------------                       ------------
TOTAL OTHER INVESTED ASSETS...............................    $   46,560            XXXXXX       $   46,560
                                                             ------------                       ------------

TOTAL INVESTMENTS.........................................    $4,343,964            XXXXXX       $8,797,050
                                                             ============                       ============




SCHEDULE II                            CINCINNATI FINANCIAL CORPORATION
                                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                  (000 OMITTED)

Condensed Statements of Income (Parent Company Only)
For the Years ended December 31                                 1997              1996             1995
                                                                ----              ----             ----
Income
------
Dividends from Subsidiaries...............................    $  125,000         $  85,000       $  149,000
Investment Income.........................................        87,312            81,220           65,839
Realized Gains on Investments.............................         4,415             2,232              742
Other.....................................................            99                 0                0
                                                             ------------     -------------     ------------
   Total .................................................    $  216,826        $  168,452       $  215,581
                                                             ------------     -------------     ------------

Expenses
--------
Interest..................................................    $   20,306        $   20,098       $   17,229
Other.....................................................         8,568             6,620            3,071
                                                             ------------     -------------     ------------
   Total Expenses.........................................        28,874            26,718           20,300
                                                             ------------     -------------     ------------
Income Before Taxes and Earnings of Subsidiaries..........       187,952           141,734          195,281
Applicable Income Taxes...................................        11,066             9,760            8,286
                                                             ------------     -------------     ------------
Net Income Before Change in Undistributed Earnings of
   Subsidiaries...........................................       176,886           131,974          186,995
Increase in Undistributed Earnings of Subsidiaries........       122,489            91,786           40,355
                                                             ------------     -------------     ------------
   Net Income.............................................    $  299,375        $  223,760       $  227,350
                                                             ============     =============     ============

Condensed Balance Sheets (Parent Company Only)
December 31                                                                       1997             1996
                                                                                  ----             ----
Assets
------
Cash.......................................................................     $    6,942       $    5,494
Fixed Maturities, at Fair Value............................................        427,275          435,368
Equity Securities, at Fair Value...........................................      2,915,049        1,641,291
Investment Income Receivable...............................................         18,569           18,341
Inter-Company Dividends Receivable.........................................         50,000           20,500
Equity in Net Assets of Subsidiaries.......................................      2,525,086        1,837,226
Finance Receivables........................................................          7,829              -0-
Other Assets...............................................................          7,101           10,518
                                                                              -------------     ------------
   Total Assets............................................................     $5,957,851       $3,968,738
                                                                              =============     ============
Liabilities
-----------
Notes Payable..............................................................     $  265,564       $  262,098
Dividends Declared but Unpaid..............................................         22,704           20,584
Federal Income Tax
   Current.................................................................         10,729            9,422
   Deferred................................................................        863,298          425,543
5.5% Convertible Senior Debentures Due 2002................................         58,430           79,847
Other Liabilities..........................................................         20,161            8,355
                                                                              -------------     ------------
   Total Liabilities.......................................................     $1,240,886       $  805,849
Stockholders' Equity.......................................................      4,716,965        3,162,889
                                                                              -------------     ------------
   Total Liabilities and Stockholders' Equity..............................     $5,957,851       $3,968,738
                                                                              =============     ============




SCHEDULE II                            CINCINNATI FINANCIAL CORPORATION
                                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                (000 OMITTED)

Condensed Statements of Cash Flows (Parent Company Only)
For the Years ended December 31                                 1997              1996             1995
                                                                ----              ----             ----
Operating Activities
--------------------
Net Income................................................    $  299,375        $  223,760       $  227,350
Adjustments to Reconcile Net Income to Net Cash Provided
   by Operating Activities:
    Amortization..........................................          (624)             (782)            (706)
    Increase in investment income receivable..............          (228)           (2,602)          (4,590)
    Increase in Current Federal Income Taxes Payable......         1,307             1,733            2,236
    Provision for Deferred Income Taxes...................           159             1,116            1,125
    Increase in Dividends Receivable from
      Subsidiaries........................................       (29,500)           (7,973)          (4,227)
    Decrease (Increase) in Other Assets....................        3,417            (6,928)             206
    Increase (Decrease) in Other Liabilities..............        11,806             3,391           (1,843)
    Increase in Undistributed Earnings of Subsidiaries....      (122,489)          (91,786)         (40,355)
    Realized Gains on Investments.........................        (4,415)           (2,232)            (742)
                                                             ------------     -------------     ------------
Net Cash Provided by Operating Activities.................       158,808           117,697          178,454
                                                             ------------     -------------     ------------

Investing Activities
--------------------
Sale of Fixed Maturity Investments........................        62,712            78,701           44,063
Maturity of Fixed Maturity Investments....................        77,380             6,807           14,641
Sale of Equity Security Investments.......................         9,982            36,825           19,830
Collection of Finance Receivables.........................         1,330               -0-              -0-
Purchase of Fixed Maturity Investments....................      (119,592)         (139,934)        (203,081)
Purchase of Equity Security Investments...................       (40,834)          (52,282)         (79,739)
Investment in Finance Receivables.........................        (9,159)              -0-              -0-
                                                             ------------     -------------     ------------
Net Cash Used in Investing Activities.....................       (18,181)          (69,883)        (204,286)
                                                             ------------     -------------     ------------

Financing Activities
--------------------
Increase in Other Short-Term Borrowings...................         3,466            41,093           91,889
Payment of Cash Dividends.................................       (88,405)          (79,203)         (69,542)
Purchase/Issuance of Treasury Shares......................       (60,714)           (8,963)            (287)
Proceeds from Stock Options Exercised.....................         6,474             3,399            4,113
                                                             ------------     -------------     ------------
Net Cash (Used in) Provided by Financing Activities.......      (139,179)          (43,674)          26,173
                                                             ------------     -------------     ------------
Increase in Cash..........................................         1,448             4,140              341
Cash at Beginning of Year.................................         5,494             1,354            1,013
                                                             ------------     -------------     ------------
Cash at End of Year.......................................    $    6,942        $    5,494       $    1,354
                                                             ============     =============     ============




SCHEDULE III
                                                                 CINCINNATI FINANCIAL CORPORATION & SUBSIDIARIES
                                                                       SUPPLEMENTARY INSURANCE INFORMATION
                                                                FOR YEARS ENDED DECEMBER 31 1997, 1996, AND 1995
                                                                                  (000 omitted)

          Column A                Column B       Column C       Column D      Column E       Column F       Column G
          --------                --------       --------       --------      --------       --------       --------
                                                  Future
                                                  Policy
                                  Deferred      Benefits,                   Other Policy
                                   Policy        Losses,                      Claims &
                                Acquisition      Claims &       Unearned      Benefits       Premium          Net
           Segment                  Cost         Expense        Premiums       Payable       Revenue       Investment
                                                  Losses                                                     Income
--------------------------------------------------------------------------------------------------------------------------
1997
Property and Liability
Insurance.....................   $ 83,759        $1,888,883     $442,078       $24,614       $1,453,526     $199,427
Life/Health Insurance.........     51,554           491,374          976        14,110           62,852       60,923
                                 ----------      ----------     ---------      --------      -----------    ---------
Total.........................   $135,313        $2,380,257     $443,054       $38,724       $1,516,378     $260,350
                                 ==========      ==========     =========      ========      ===========    =========
1996
Property and Liability
Insurance.....................   $ 79,914        $1,824,296     $424,487       $35,500       $1,366,544     $190,318
Life/Health Insurance.........     47,674           448,969        1,263        12,683           56,353       54,687
                                 ----------      ----------     ---------      --------      -----------    ---------
Total.........................   $127,588        $2,273,265     $425,750       $48,183       $1,422,897     $245,005
                                 ==========      ==========     =========      ========      ===========    =========
1995
Property and Liability
Insurance.....................   $ 76,365        $1,690,461     $407,254       $32,180       $1,263,257     $180,074
Life/Health Insurance.........     43,224           412,552        1,371        11,604           50,869       52,440
                                 ----------      ----------     ---------      --------      ---------      ---------
Total.........................   $119,589        $2,103,013     $408,625       $43,784       $1,314,126     $232,514
                                 ==========      ==========     =========      ========      =========      =========


                                   Column H       Column I       Column J    Column K
                                   --------       --------       --------    --------

                                  Benefits,     Amortization
                                   Claims,      of Deferred
                                   Losses &        Policy         Other
                                  Settlement    Acquisition     Operating    Premium
           Segment                 Expenses        Costs         Expenses     Written
---------------------------------------------------------------------------------------------
1997
Property and Liability
Insurance..................... $  994,274      $305,336      $130,960    $1,471,603
Life/Health Insurance.........     60,650         9,056        17,737         8,112(4)
                               ----------      --------      ---------   ----------
Total......................... $1,054,924      $314,392      $148,697    $1,479,715
                               ==========      ========      =========   ==========
1996
Property and Liability
Insurance..................... $1,030,157      $287,222      $ 98,844    $1,383,525
Life/Health Insurance.........     56,948         7,890        16,879         7,652(4)
                               ----------      --------      ---------   ----------
Total......................... $1,087,105      $295,112      $115,723    $1,391,177
                               ==========      ========      =========   ==========
1995
Property and Liability
Insurance..................... $  913,139      $264,281      $ 87,420    $1,295,852
Life/Health Insurance.........     51,077         8,032        15,289         7,277(4)
                               ----------      --------      ---------   ----------
Total......................... $  964,216      $272,313      $102,709    $1,303,129
                               ==========      ========      =========   ==========


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




SCHEDULE IV                                             CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                                                                          REINSURANCE
                                                      FOR YEARS ENDING DECEMBER 31, 1997, 1996, AND 1995
                                                                         (000 omitted)

            Column A                              Column B          Column C           Column D         Column E      Column F
            --------                              --------          --------           --------         --------      --------

                                                                    Ceded to            Assumed                      Percentage of
                                                Gross Amount         Other            from Other       Net Amount  Amount Assumed to
                                                                   Companies           Companies                         Net
------------------------------------------------------------------------------------------------------------------------------------
1997
----
Life Insurance in Force......................   $  10,844,743       $1,313,957         $   13,631       $9,544,417         .1%
                                              ===============     =============       ============     ============
Premiums
Life/Health Insurance........................   $     68,073        $    5,357         $      136       $   62,852         .2%
Property/Liability Insurance.................      1,506,229            94,397             41,694        1,453,526        2.9%
                                              ---------------     -------------       ------------     ------------
Total Premiums...............................   $  1,574,302        $   99,754         $   41,830       $1,516,378        2.8%
                                              ===============     =============       ============     ============
1996
----
Life Insurance in Force......................   $  9,775,948        $1,272,331         $   15,919       $8,519,536         .2%
                                              ===============     =============       ============     ============
Premiums
Life/Health Insurance........................   $     60,994        $    4,749         $      108       $   56,353         .2%
Property/Liability Insurance.................      1,416,801            91,396             41,139        1,366,544        3.0%
                                              ---------------     -------------       ------------     ------------
Total Premiums...............................   $  1,477,795        $   96,145         $   41,247       $1,422,897        2.9%
                                              ===============     =============       ============     ============
1995
----
Life Insurance in Force......................   $  8,328,764        $  980,023         $   20,047       $7,368,788         .3%
                                              ===============     =============       ============     ============
Premiums
Life/Health Insurance........................   $     54,437        $    3,713         $      145       $   50,869         .3%

Property/Liability Insurance.................      1,310,105            83,804             36,956        1,263,257        2.9%
                                              ---------------     -------------       ------------     ------------
Total Premiums...............................   $  1,364,542        $   87,517         $   37,101       $1,314,126        2.8%
                                              ===============     =============       ============     ============



SCHEDULE VI

                                                        CINCINNATI FINANCIAL CORPORATION & SUBSIDIARIES
                                          SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
                                                       FOR YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                                                         (000 omitted)


  Column A      Column B     Column C      Column D     Column E     Column F     Column G           Column H           Column I
  --------      --------     --------      --------     --------     --------     --------           --------           --------


                             Reserves                                                                                 Amortization
                            for Unpaid                                                         Claims and Claim            of
                Deferred    Claims and    Discount,                                           Adjustment Expenses       Deferred
 Affiliation     Policy        Claim       if any,                                   Net      Incurred Related to        Policy
    with       Acquisition  Adjustment   Deducted in    Unearned      Earned     Investment      (1)         (2)       Acquisition
 Registrant      Costs       Expenses      Column C     Premiums     Premiums      Income    Current Year Prior Years     Costs
------------   ---------    ---------     ----------   ----------   ----------   ----------  ------------------------   ----------


Consolidated
Property-Casualty
Entities

1997           $   83,759   $1,888,883    $        0   $  442,078   $1,453,526   $  199,427  $1,115,140    $(119,654)   $  305,336
               ==========   ==========    ==========   ==========   ==========   ==========  ==========    =========    ==========


1996           $   79,914   $1,824,296    $        0   $  424,487   $1,366,544   $  190,318  $1,183,251    $(151,996)   $  287,222
               ==========   ==========    ==========   ==========   ==========   ==========  ==========    =========    ==========


1995           $   76,365   $1,690,461    $        0   $  407,254   $1,263,257   $  180,074  $1,040,541    $(126,509)   $  264,281
               ==========   ==========    ==========   ==========   ==========   ==========  ==========    =========    ==========


                              Column J      Column K
                              --------      --------

                                Paid
                             Claims and
                                Claim
                             Adjustment     Premiums
                              Expenses      Written
                            ------------ -------------


Consolidated
Property-Casualty
Entities

1997                         $  921,253    $1,471,603
                             ==========    ==========


1996                         $  909,582    $1,383,525
                             ==========    ==========


1995                         $  765,315    $1,295,852
                             ==========    ==========

                                Index of Exhibits


Exhibit 11-- Statement recomputation of per share earnings for the years ended
             December 31, 1997, 1996, and 1995

Exhibit 13-- Material incorporated by reference from the annual report of the registrant to its shareholders for the year ended December 31, 1997

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

                        CINCINNATI FINANCIAL CORPORATION

          Signature                          Title                    Date
          ---------                          -----                    ----


/s/ Robert B. Morgan
-------------------------          Chief Executive Officer       March 19, 1998
Robert B. Morgan                        President
                                       and Director


/s/ Theodore F. Elchynski
-------------------------          Senior Vice President         March 19, 1998
Theodore F. Elchynski             Chief Financial Officer
                                  Treasurer and Secretary
                               (Principal Financial Officer)
                                (Principal Accounting Officer)

/s/ William F. Bahl
--------------------------               Director                March 23, 1998
      William F. Bahl

/s/ Michael Brown
--------------------------               Director                March 19, 1998
      Michael Brown



--------------------------               Director                March   , 1998
   Richard M. Burridge



--------------------------               Director                March   , 1998
      John E. Field



--------------------------               Director                March   , 1998
   William R. Johnson


/s/ Kenneth C. Lichtendahl
--------------------------               Director                March 20, 1998
  Kenneth C. Lichtendahl

/s/ James G. Miller
--------------------------           Senior Vice President       March 19, 1998
     James G. Miller                 Chief Investment Officer
                                         and Director

      Signature                          Title                    Date
      ---------                          -----                    ----



--------------------------               Director                March   , 1998
   Jackson H. Randolph

/s/ John J. Schiff
--------------------------               Director                March 14, 1998
   John J. Schiff

/s/ John J. Schiff, Jr.
--------------------------            Chairman of the            March 19, 1998
   John J. Schiff, Jr.                   Board and
                                         Director

/s/ Robert C. Schiff
--------------------------               Director                March 23, 1998
   Robert C. Schiff

/s/ Thomas R. Schiff
--------------------------               Director                March 19, 1998
   Thomas R. Schiff


--------------------------               Director                March   , 1998
  Frank J. Schultheis


--------------------------               Director                March   , 1998
   Larry R. Webb


--------------------------               Director                March   , 1998
   Alan R. Weiler