Form 10-Q
period 1998-03-31
CINCINNATI FINANCIAL CORP
filed 1998-05-11
CIK 20286

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                       ----------------------------------


                                    FORM 10-Q



         X        Quarterly Report Under Section 13 or 15 (d) of the Securities
       -----      Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1998

                  Transition Report Pursuant to Section 13 or 15 (d) of the
       -----      Securities Exchange Act of 1934


                       ----------------------------------

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

              $2.00 Par Common--166,753,020 shares outstanding at March 31, 1998

                  (Shares outstanding reflect the effects of a 3-for-1 stock split effective to shareholders of record on April 24, 1998.)

              $56,723,000 of 5.5% Convertible Senior Debentures Due 2002

                                     PART I
                                     ------

ITEM 1.  FINANCIAL STATEMENTS

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                                                 (000's omitted)

                                                                    (Unaudited)
                                                                      March 31,           December 31,
                                                                        1998                  1997
                                                                   --------------        --------------
ASSETS
------
Investments
   Fixed Maturities (Cost: 1998--$2,614,127;
     1997--$2,571,549) .....................................       $    2,792,065        $    2,751,219
   Equity Securities (Cost: 1998--$1,812,209;
     1997--$1,725,855) .....................................            6,523,354             5,999,271
   Other Invested Assets ...................................               47,852                46,560
Cash .......................................................               75,895                80,168
Investment Income Receivable ...............................               74,872                74,520
Finance Receivables ........................................               32,217                31,715
Premiums Receivable ........................................              160,526               158,539
Reinsurance Receivable .....................................              110,008               109,110
Prepaid Reinsurance Premiums ...............................               23,980                23,612
Deferred Acquisition Costs Pertaining to Unearned
   Premiums and to Life Policies in Force ..................              135,304               135,313
Land, Buildings and Equipment for Company Use (at Cost
   Less Accumulated Depreciation) ..........................               55,074                52,559
Other Assets ...............................................               29,576                30,839
                                                                   --------------        --------------

      Total Assets .........................................       $   10,060,723        $    9,493,425
                                                                   ==============        ==============



LIABILITIES
-----------
Insurance Reserves:
   Losses and Loss Expenses ................................       $    1,968,091        $    1,936,534
   Life Policy Reserves ....................................              494,261               482,447
Unearned Premiums ..........................................              440,697               443,054
Notes Payable ..............................................              281,100               280,558
5.5% Convertible Senior Debentures Due 2002 ................               56,723                58,430
Federal Income Taxes
   Current .................................................               51,970                24,335
   Deferred ................................................            1,559,304             1,406,478
Other Liabilities ..........................................              143,162               144,624
                                                                   --------------        --------------

      Total Liabilities ....................................            4,995,308             4,776,460
                                                                   --------------        --------------

SHAREHOLDERS' EQUITY
--------------------
Common Stock, $2 per Share; Authorized 200,000
   Shares; Issued 1998--169,787; 1997--169,391
   Shares; Outstanding 1998--166,753; 1997--166,356
   Shares ..................................................              339,574               338,782
Paid-In Capital ............................................              208,916               203,282
Retained Earnings ..........................................            1,400,341             1,341,730
Accumulated Other Comprehensive Income .....................            3,189,153             2,905,756
                                                                   --------------        --------------
                                                                        5,137,984             4,789,550
Less Treasury Shares at Cost (1998--3,034 Shares;
   1997--3,035 Shares) .....................................              (72,569)              (72,585)
                                                                   --------------        --------------
      Total Shareholders' Equity ...........................            5,065,415             4,716,965
                                                                   --------------        --------------

         Total Liabilities and Shareholders' Equity ........       $   10,060,723        $    9,493,425
                                                                   ==============        ==============


Common Stock, Paid-In-Capital and Share figures reflect the effects of a 3-for-1 stock split effective to shareholders of record on April 24, 1998.

Accompanying notes are an integral part of these financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                           (000's omitted except per share data)

                                                        Three Months Ended March 31,
Revenues:                                                   1998            1997
                                                         ---------       ---------
   Premiums Earned:
   Property and Casualty .........................       $ 378,400       $ 357,500
   Life ..........................................          14,128          13,533
   Accident and Health ...........................           2,064           1,950
                                                         ---------       ---------
      Net Premiums Earned ........................         394,592         372,983
 Investment Income, Less Expenses ................          90,300          84,231
 Realized Gain on Investments ....................          25,642          24,303
 Other Income ....................................           2,020           2,220
                                                         ---------       ---------
   Total Revenues ................................         512,554         483,737
                                                         ---------       ---------


Benefits & Expenses:
  Insurance Losses and Policyholder Benefits .....         270,131         266,498
  Commissions ....................................          70,211          67,443
  Other Operating Expenses .......................          36,121          33,135
  Taxes, Licenses & Fees .........................          12,821          11,982
  Increase in Deferred Acquisition Costs
      Pertaining to Unearned Premiums
      and to Life Policies in Force ..............               9            (174)
  Interest Expense ...............................           5,338           5,037
  Other Expenses .................................           1,590           1,538
                                                         ---------       ---------
   Total Benefits & Expenses .....................         396,221         385,459
                                                         ---------       ---------

Income Before Income Taxes .......................         116,333          98,278
                                                         ---------       ---------
Provision for Income Taxes:
 Current .........................................          31,927          20,236
 Deferred ........................................             228           3,995
                                                         ---------       ---------
   Total Provision for Income Taxes ..............          32,155          24,231
                                                         ---------       ---------


Net Income .......................................       $  84,178       $  74,047
                                                         =========       =========

Average Shares Outstanding .......................         166,601         166,437
                                                         =========       =========

Average Shares Outstanding (diluted) .............         172,538         172,817
                                                         =========       =========


Per Common Share:


     Net Income ..................................       $     .51       $     .44
                                                         =========       =========

     Net Income (diluted) ........................       $     .49       $     .43
                                                         =========       =========

     Cash Dividends Declared .....................       $   .1533       $   .1367
                                                         =========       =========


Per share amounts reflect the effects of a 3-for-1 stock split effective to shareholders of record on April 24, 1998.

Accompanying notes are an integral part of these financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE I - ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the Company and all of its subsidiaries, each of which is wholly owned, and are presented in conformity with generally accepted accounting principles. All significant inter-company investments and transactions have been eliminated in consolidation. The December 31, 1997 consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by generally accepted accounting principles.

INVESTMENTS--Fixed maturities and equity securities have been classified as available for sale and are carried at fair values at March 31, 1998 and December 31, 1997.

UNREALIZED GAINS AND LOSSES (000's omitted)--The increases (decreases) in unrealized gains for fixed maturities and equity securities (net of income tax effect) for the three-month periods ended March 31 are as follows:

                                      Fixed                     Equity
                                   Maturities                 Securities                Total
                                   ----------                 ----------                -----

           1998                    $  (1,126)                 $ 284,523               $ 283,397
           ----

           1997                    $ (16,883)                 $ 258,254               $ 241,371
           ----

Such amounts are included as additions to and deductions from shareholders' equity.

REINSURANCE (000's omitted)--Premiums earned are net of $24,054 and $24,205 of premium on ceded business for March 31, 1998 and 1997, respectively. Insurance losses and policyholder benefits in the accompanying consolidated statements of income are net of $11,954 and $13,010 reinsurance recoveries for March 31, 1998 and 1997, respectively.

NOTE II - STOCK OPTIONS

The Company has primarily qualified stock option plans under which options are granted to employees of the Company at prices which are not less than market price at the date of grant and which are exercisable over ten-year periods. On March 31, 1998, outstanding options for Stock Option Plan No. III totalled 49,614 shares with a purchase price of $7.34, outstanding options for Stock Plan No. IV totalled 2,834,211 shares with purchase prices ranging from a low of $7.46 to a high of $42.88 and outstanding options for Stock Plan V totalled 1,419,405 shares with purchase prices ranging from a low of $20.48 to a high of $45.38. These amounts reflect the effects of a 3-for-1 stock split effective to shareholders of record on April 24, 1998.

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

NOTE IV - SUBSEQUENT EVENTS

On April 4, 1998, the Company's authorized capital was increased to 200,000,000 shares of common stock and a 3-for-1 stock split, in the form of a 200% stock dividend, was declared to shareholders of record April 24, 1998, to be distributed May 15, 1998.

Cincinnati Financial Corporation filed a Form S-3 Registration Statement with the Securities and Exchange Commission on May 1, 1998, to issue $350,000,000 of debentures due 2028. The offering will be completed in late May 1998.

NOTE V - FINANCIAL ACCOUNTING PRONOUNCEMENTS

COMPREHENSIVE INCOME--SFAS No. 130 "Reporting Comprehensive Income" is effective for the Company in 1998. This statement requires financial statement reporting of comprehensive income, which includes net income and other items, such as the change in unrealized gains on investments, net of income taxes. The accompanying consolidated financial statements have reflected the effects of this pronouncement.

SEGMENT INFORMATION--SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" is effective for the Company in 1998 and will require additional disclosures for the Company's operating segments in the annual consolidated financial statement. Beginning in 1999, certain segment information is required to be reported quarterly.

                                            CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                               (UNAUDITED)

                                                 THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                                 ------------------------------------------
                                                                                                       (000's omitted)
                                                                                             Accumulated
                                                                                                Other              Total
                        Common        Stock     Treasury      Paid-In        Retained        Comprehensive       Shareholders'
                        Shares       Amount       Stock       Capital        Earnings           Income             Equity
                       --------      ------       ------      -------        --------          --------           -------
Bal. Dec. 31,
  1996                  167,486     $334,972    $ (11,217)    $ 178,547      $1,132,880        $ 1,527,707         $3,162,889
                                                                                                                   ----------

Net Income                                                                       74,047                                74,047

Change in Unreal.
  Gains Net of
  Inc. Taxes of
  $129,969                                                                                         241,371            241,371
                                                                                                                     --------

Comprehensive
   Income                                                                                                             315,418

Div. Declared                                                                   (22,688)                              (22,688)

Purchase/Issuance of
  Treasury Shares                                 (23,070)           17                                               (23,053)

Stock Options
  Exercised                 101          202                      1,112                                                 1,314
Conversion of
   Debentures                 3            6                         37                                                    43
                        -------    ---------    ---------     ---------     -----------        -----------         ----------

Bal. March 31,
  1997                  167,590     $335,180    $ (34,287)    $ 179,713     $ 1,184,239        $ 1,769,078         $3,433,923
                        =======     ========    =========     =========     ===========        ===========         ==========


Bal. Dec. 31,
  1997                  169,391     $338,782    $ (72,585)    $ 203,282     $ 1,341,730        $ 2,905,756         $4,716,965
                                                                                                                   ----------

Net Income                                                                       84,178                                84,178

Change in Unreal.
  Gains Net of
  Inc. Taxes of
  $152,599                                                                                         283,397            283,397
                                                                                                                     --------

Comprehensive
   Income                                                                                                             367,575

Div. Declared                                                                   (25,567)                              (25,567)

Purchase/Issuance of
  Treasury Shares                                     16             14                                                    30

Stock Options
  Exercised                 281          562                      4,142                                                 4,704
Conversion of
  Debentures                115          230                      1,478                                                 1,708
                        -------    ---------    ---------     ---------     -----------        -----------         ----------

Bal. March 31,
  1998                  169,787    $ 339,574    $ (72,569)    $ 208,916     $ 1,400,341        $ 3,189,153         $5,065,415
                        =======    =========    =========     =========     ===========        ===========         ==========

Common Stock, Paid-In-Capital and Share figures reflect the effects of a 3-for-1 stock split effective to shareholders of record on April 24, 1998.

Accompanying notes are an integral part of these financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            (000's omitted)


                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                        1998                 1997
                                                                        ----                 ----
Cash flows from operating activities:
   Net income ..........................................       $      84,178        $      74,047
   Adjustments to reconcile operating income to net cash
      provided by operating activities:

      Depreciation and amortization ....................               2,626                2,503
      Increase in investment income receivable .........                (352)              (2,179)
      (Increase) decrease in premiums receivable .......              (1,987)               2,852
      (Increase) decrease in reinsurance receivable ....                (898)              14,481
      Increase in prepaid reinsurance premiums .........                (368)                (294)
      Increase in deferred acquisition costs ...........                   9                 (174)
      Decrease in accounts receivable ..................               3,811                  216
      Decrease in other assets .........................               3,663               44,215
      Increase in loss and loss expense reserves .......              31,557                2,866
      Increase in life policy reserves .................              11,814                9,906
      Decrease in unearned premiums ....................              (2,357)              (3,675)
      Decrease in other liabilities ....................              (4,327)              (3,274)
      Decrease in deferred income taxes ................                 228                4,102
      Realized gains on investments ....................             (25,642)             (24,303)
      Increase in current income taxes .................              27,394               20,129
      Other ............................................              (5,645)              (2,528)
                                                               -------------        -------------
         Net cash provided by operating activities .....             123,704              138,890
                                                               -------------        -------------

Cash flows from investing activities:

      Sale of fixed maturities .........................               3,034               78,236
      Call or maturity of fixed maturities investments .              79,408                9,264
      Sale of equity securities investments ............              80,437               61,472
      Collection of finance receivables ................               3,426                2,716
      Purchase of fixed maturities investments .........            (123,074)            (179,683)
      Purchase of equity securities investments ........            (142,547)             (93,175)
      Investment in land, buildings and equipment ......              (5,946)              (2,632)
      Investment in finance receivables ................              (3,928)              (4,177)
      Investment in other invested assets ..............              (1,359)                 (38)
                                                               -------------        -------------
         Net cash used in investing activities .........            (110,549)            (128,017)
                                                               -------------        -------------

Cash flows from financing activities:
      Proceeds from stock options exercised ............               4,704                1,314
      Purchase/Issuance of treasury shares .............                  30              (23,053)
      Increase in notes payable ........................                 542                1,853
      Payment of cash dividends to shareholders ........             (22,704)             (20,585)
                                                               -------------        -------------
         Net cash used in financial activities .........             (17,428)             (40,471)
                                                               -------------        -------------

Net decrease in cash ...................................              (4,273)             (29,598)
Cash at beginning of period ............................              80,168               59,934
                                                               -------------        -------------


Cash at end of period ..................................       $      75,895        $      30,336
                                                               =============        =============


Supplemental disclosures of cash flow information

   Interest paid .......................................       $       4,248        $       5,256
                                                               =============        =============

   Income taxes paid ...................................       $           0        $           0
                                                               =============        =============


Accompanying notes are an integral part of these financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (000's omitted)


Premiums earned for the three months ended March 31, 1998 have increased $21,609 (6%) over the three months ended March 31, 1997. For our property and casualty insurance companies, gross written premiums increased $22,000 and gross earned premiums increased by $20,759. The growth rate of our property and casualty subsidiaries on a gross written and earned basis is less than last year. The growth rate is less than last year because the increase in new business and some rate increases on personal lines business were offset by lower premiums on workers' compensation coverages. The premium volume of our life and health company has increased approximately 5% as the Company had increases in both life and health insurance production. The premium growth in our life subsidiary is mainly attributable to increased sales of both traditional and work site marketing products. For the three-month period ended March 31, 1998, investment income, net of expenses, has increased $6,069 (7%) when compared with the first three months of 1997. This increase is the result of the growth of the investment portfolio because of investing cash flows from operations and dividend increases from equity securities.

Realized gains on investments for the three months ended March 31, 1998 amounted to $25,642 compared to $24,303 for the comparable three-month period ended March 31, 1997. The realized gains are predominantly the result of the sale of equity securities and management's decision to realize the gains and reinvest the proceeds at higher yields.

Insurance losses and policyholder benefits (net of reinsurance recoveries) increased $3,633 (1%) for the first three months of 1998 over the same period in 1997. Property and casualty company losses increased $2,758 in the first quarter of 1998, compared to the first quarter of 1997. Catastrophic claims were lower by $2,699 in the same period. Policyholder benefits increased $875 over the first quarter of 1997 in the life insurance subsidiary. The increase is the result of a higher incidence of death claims, health claims, and related costs.

Other operating expenses increased $2,986 for the first quarter of 1998 compared to the first quarter of 1997. The increase is attributable to increases in staff and costs associated with the upgrading of our computer systems to handle projected increases in premium and to make our systems year 2000 compliant.

Provision for income taxes, current and deferred, have increased by $7,923 for the first three months of 1998 compared to the first three months of 1997. The increase in federal taxes is primarily attributable to an increase in the effective tax rate from 24.75% to 27.64% at March 31, 1997 and 1998.

In the first quarter of 1998, the Company experienced significantly more unrealized gains in equity securities than in the first quarter of 1997, resulting in comprehensive income of $367,575 in 1998, compared to $315,418 in 1997.

Market Risk--The Company could incur losses due to adverse changes in market rates and prices. The Company's primary market risk exposures are to changes in price for equity securities and changes in interest rates and credit ratings for fixed maturity securities. The Company could alter the existing investment portfolios or change the character of future investments to manage exposure to market risk. CFC, with the Board of Directors, administers and oversees investment risk through the Investment Committee, which provides executive oversight of investment activities. The Company has specific investment guidelines and policies that define the overall framework used daily by investment portfolio managers to limit the Company's exposure to market risk.

On November 22, 1996, the Board authorized repurchase of up to three million of the Company's outstanding shares. As of March 31, 1998 the Company has repurchased 934 shares, before the 1998 three-for-one split, and plans to repurchase the remaining 2,066 shares as management deems appropriate, over an unspecified period of time.

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

At the Annual Meeting of the Board of Directors, which occurred on April 4, 1998, the directors approved a 3-for-1 stock split in the form of a 200% stock dividend to be distributed on May 15, 1998 to shareholders of record on April 24, 1998.


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

On April 4, 1998, the Company's authorized capital was increased to 200,000,000 shares of common stock.


ITEM 5.   Other Information
          -----------------

          No matters to report.


ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits included:

                     Exhibit 11--Statement re Computation of Per Share Earnings.
                     Exhibit 27--Financial Data Schedule

          (b) The Company was not required to file any reports on Form 8-K during the quarter ended March 31, 1998.

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


                                        CINCINNATI FINANCIAL CORPORATION
                                        --------------------------------
                                        (Registrant)

Date   May 11, 1998
     -----------------
                                              By/s/ T.F. Elchynski
                                              --------------------
                                              T.F. Elchynski
                                              Senior Vice President and Chief
                                                Financial Officer
                                              (Principal Financial Officer)