Form 10-Q
period 1998-06-30
CINCINNATI FINANCIAL CORP
filed 1998-08-13
CIK 20286

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                             ----------------------


                                    FORM 10-Q



           X    Quarterly Report Under Section 13 or 15 (d) of the
          ---   Securities Exchange Act of 1934

                For the Quarterly Period Ended June 30, 1998

                Transition Report Pursuant to Section 13 or 15 (d)
          ---   of the Securities Exchange Act of 1934

                             ----------------------

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

* Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                               YES  X .   NO    .
                                   ---       ---

Securities registered pursuant to Section 12(g) of the Act:

         $2.00 Par Common--167,170,440 shares outstanding at June 30, 1998

               (Shares outstanding reflect the effects of a 3-for-1 stock split effective to shareholders of record on April 24, 1998.)

         $52,849,000 of 5.5% Convertible Senior Debentures Due 2002

         $419,594,000 of 6.9% Senior Debentures Due 2028

                                     PART I

ITEM 1.       FINANCIAL STATEMENTS

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                             (000's omitted)
                                                                            (Unaudited)
                                                                              June 30,          December 31,
                                                                               1998                1997
                                                                               ----                ----
ASSETS
Investments
   Fixed maturities (cost: 1998--$2,616,085;
      1997--$2,571,549)........................................            $ 2,795,411           $ 2,751,219
   Equity securities (cost: 1998--$1,837,781;
      1997--$1,725,855)........................................              6,798,396             5,999,271
   Other invested assets......................................                  50,277                46,560
Cash  ........................................................                 144,327                80,168
Investment income receivable..................................                  75,511                74,520
Finance receivables...........................................                  32,405                31,715
Premiums receivable...........................................                 172,931               158,539
Reinsurance receivable........................................                 128,098               109,110
Prepaid reinsurance premiums..................................                  25,048                23,612
Deferred acquisition costs pertaining to unearned
   premiums and to life policies in force.....................                 137,549               135,313
Land, buildings and equipment for Company use (at cost
   less accumulated depreciation).............................                  55,481                52,559
Other assets..................................................                  68,613                30,839
                                                                          ------------           -----------

      Total assets                                                        $ 10,484,047           $ 9,493,425
                                                                          ============           ===========


LIABILITIES
Insurance reserves:
   Losses and loss expenses...................................             $ 2,026,745           $ 1,936,534
   Life policy reserves.......................................                 509,973               482,447
Unearned premiums.............................................                 448,356               443,054
Notes payable ................................................                   1,406               280,558
6.9% senior debentures due 2028...............................                 419,594                     0
5.5% convertible senior debentures due 2002...................                  52,849                58,430
Federal income taxes
   Current....................................................                   1,653                24,335
   Deferred ..................................................               1,648,285             1,406,478
Other liabilities.............................................                 107,103               144,624
                                                                          ------------           -----------

      Total liabilities                                                      5,215,964             4,776,460
                                                                          ------------           -----------

SHAREHOLDERS' EQUITY
Common stock, $2 per share; authorized 200,000
   shares; issued 1998--170,219; 1997--169,391
   shares; outstanding 1998--167,170; 1997--166,356
   shares.....................................................                 340,438               338,782
Paid-in capital ..............................................                 215,078               203,282
Retained earnings.............................................               1,433,552             1,341,730
Accumulated other comprehensive income........................               3,352,211             2,905,756
                                                                          ------------           -----------
                                                                             5,341,279             4,789,550
Less treasury shares at cost (1998--3,049 shares;
   1997--3,035 shares).........................................                (73,196)              (72,585)
                                                                          ------------           -----------
      Total shareholders' equity..............................               5,268,083             4,716,965
                                                                          ------------           -----------
         Total liabilities and shareholders' equity...........            $ 10,484,047           $ 9,493,425
                                                                          ============           ===========


Common Stock, Paid-In-Capital and Share figures reflect the effects of a 3-for-1 stock split effective to shareholders of record on April 24, 1998.

Accompanying notes are an integral part of these financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                     (000's omitted except per share data)

                                                                Six Months Ended June 30,      Three Months Ended June 30,
                                                                -------------------------      ---------------------------
REVENUES                                                           1998           1997             1998           1997
                                                                  ------         ------           ------         -----
   Premiums earned:
   Property and casualty..................................      $  758,459      $ 716,984        $ 380,059     $ 359,484
   Life  .................................................          30,397         27,437           16,269        13,904
   Accident and health....................................           4,135          3,954            2,072         2,004
                                                                ----------      ---------        ---------     ---------
      Net premiums earned.................................         792,991        748,375          398,400       375,392
 Investment income, less expenses.........................         181,386        170,921           91,086        86,690
 Realized gain on investments.............................          52,763         44,291           27,121        19,988
 Other income.............................................           3,991          4,352            1,971         2,132
                                                                ----------      ---------        ---------     ---------
   Total revenues.........................................       1,031,131        967,939          518,578       484,202
                                                                ----------      ---------        ---------     ---------


BENEFITS & EXPENSES
  Insurance losses and policyholder benefits..............         591,339        525,690          321,208       259,192
  Commissions.............................................         138,050        140,879           67,839        73,436
  Other operating expenses................................          73,532         67,165           37,411        34,030
  Taxes, licenses & fees  ................................          25,837         24,954           13,016        12,972
  Increase in deferred acquisition costs
      pertaining to unearned premiums
      and to life policies in force.......................          (2,236)        (2,413)          (2,245)       (2,240)
  Interest expense .......................................          11,482          9,778            6,143         4,742
  Other expenses..........................................           3,881          3,267            2,292         1,729
                                                                ----------      ---------        ---------     ---------
   Total benefits & expenses..............................         841,885        769,320          445,664       383,861
                                                                ----------      ---------        ---------     ---------

INCOME BEFORE INCOME TAXES................................         189,246        198,619           72,914       100,341
                                                                ----------      ---------        ---------     ---------

PROVISION FOR INCOME TAXES
 Current .................................................          44,810         45,946           12,883        25,710
 Deferred ................................................           1,408          2,796            1,181        (1,199)
                                                                ----------      ---------        ---------     ---------
   Total provision for income taxes.......................          46,218         48,742           14,064        24,511
                                                                ----------      ---------        ---------     ---------

NET INCOME................................................      $  143,028      $ 149,877        $  58,850      $ 75,830
                                                                ==========      =========        =========      ========

Average shares outstanding................................         166,768        166,081          166,933       165,730
Average shares outstanding (diluted)......................         172,272        172,548          172,384       172,363

PER COMMON SHARE

Net income................................................           $ .86          $ .90            $ .35         $ .46
Net income (diluted)......................................           $ .84          $ .88            $ .35         $ .45
Cash dividends declared...................................           $ .31          $ .27            $ .15         $ .14


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

INVESTMENTS--Fixed maturities and equity securities have been classified as available for sale and are carried at fair values at June 30, 1998 and December 31, 1997.

UNREALIZED GAINS AND LOSSES (000's omitted)--The increases (decreases) in unrealized gains for fixed maturities and equity securities (net of income tax effect) for the six-month and three-month periods ended June 30 are as follows:

                                 Fixed              Equity
                               Maturities         Securities           Total
                               ----------         ----------           -----
Six-Month Periods Ended
         June 30, 1998         $     (224)         $ 446,679         $ 446,455
         June 30, 1997         $    7,525          $ 507,013         $ 514,538

Three-Month Periods Ended
         June 30, 1998         $      902          $ 162,156         $ 163,058
         June 30, 1997         $   24,409          $ 248,758         $ 273,167

Such amounts are included as additions to and deductions from shareholders' equity.

REINSURANCE (000's omitted)--Premiums earned are net of premiums on ceded business, and insurance losses and policyholder benefits are net of reinsurance recoveries in the accompanying statements of income for the six-month and three-month periods ended June 30 as follows:

                                             Ceded               Reinsurance
                                           Premiums              Recoveries
                                           --------              ----------
Six-Month Periods Ended
         June 30, 1998                     $ 48,980               $ 35,252
         June 30, 1997                     $ 48,593               $ 13,314

Three-Month Periods Ended
         June 30, 1998                     $ 24,926               $ 23,298
         June 30, 1997                     $ 24,388               $    304

NOTE II - STOCK OPTIONS

The Company has primarily qualified stock option plans under which options are granted to employees of the Company at prices which are not less than market price at the date of grant and which are exercisable over ten-year periods. On June 30, 1998, outstanding options for Stock Option Plan No. III totalled 49,614 shares with a purchase price of $7.34, outstanding options for Stock Plan No. IV totalled 2,688,456 shares with purchase prices ranging from a low of $7.46 to a high of $42.88 and outstanding options for Stock Plan V totalled 1,393,905 shares with purchase prices ranging from a low of $20.48 to a high of $45.38. These amounts reflect the effects of a 3-for-1 stock split effective to shareholders of record on April 24, 1998.

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

NOTE IV - FINANCIAL ACCOUNTING PRONOUNCEMENTS

SEGMENT INFORMATION--SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" is effective for the Company in 1998 and will require additional disclosures for the Company's operating segments in the annual consolidated financial statement. Beginning in 1999, certain segment information is required to be reported quarterly.

NOTE V - COMPREHENSIVE INCOME

In the first half of 1998, the Company experienced less unrealized gains in equity securities than in the first half of 1997, resulting in comprehensive income of $589,483 in 1998, compared to $664,415 in 1997 and second quarter 1998 comprehensive income of $221,908 compared to $348,997 in second quarter of 1997.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                   (000's omitted )
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1998

                                                                                              Accumulated
                                                                                                 Other              Total
                        Common        Stock     Treasury      Paid-In        Retained        Comprehensive     Shareholders'
                        Shares       Amount       Stock       Capital        Earnings           Income             Equity
                       --------      ------       ------      -------        --------          --------           -------
Bal. Dec. 31,
  1996                  167,486     $334,972    $ (11,217)    $ 178,547      $1,132,880        $ 1,527,707         $3,162,889
                                                                                                                   ----------

Net income                                                                      149,877                               149,877

Change in unreal.
  gains net of
  inc. taxes of
  $277,059                                                                                         514,538            514,538
                                                                                                                     --------

Comprehensive
   income                                                                                                             664,415

Div. declared                                                                   (45,297)                              (45,297)

Purchase/issuance of
  treasury shares                                 (43,515)           20                                               (43,495)

Stock options
  exercised                  53          106                      2,031                                                 2,137

Conversion of
   debentures                16           32                        688                                                   720
                        -------     --------    ---------     ---------     -----------        -----------         ----------

Bal. June 30,
  1997                  167,555     $335,110    $ (54,732)    $ 181,286     $ 1,237,460        $ 2,042,245         $3,741,369
                        =======     ========    =========     =========     ===========        ===========         ==========

Bal. Dec. 31,
  1997                  169,391     $338,782    $ (72,585)    $ 203,282     $ 1,341,730        $ 2,905,756         $4,716,965
                                                                                                                   ----------

Net income                                                                      143,028                               143,028

Change in unreal.
  gains net of
  inc. taxes of
  $240,399                                                                                         446,455            446,455
                                                                                                                     --------

Comprehensive
   income                                                                                                             589,483

Div. declared                                                                   (51,206)                              (51,206)

Purchase/issuance of
  treasury shares                                    (611)           19                                                  (592)

Stock options
  exercised                 453          906                      6,946                                                 7,852

Conversion of
  debentures                375          750                      4,831                                                 5,581
                        -------     --------    ---------     ---------     -----------        -----------         ----------
Bal. June 30,
  1998                  170,219    $ 340,438    $ (73,196)    $ 215,078     $ 1,433,552        $ 3,352,211         $5,268,083
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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Premiums earned for the six months ended June 30, 1998 have increased $44,616 (6%) over the six months ended June 30, 1997. Also, premiums earned have increased $23,008 (6%) for the three months ended June 30, 1998 over the three months ended June 30, 1997. For the six-month and three-month periods ended June 30, 1997, the growth rate of our property and casualty subsidiaries is less than last year on both a gross written and earned premium basis. These growth rates were less than last year because the increases in new business and some rate increases on personal lines business were offset by the continued softness of the commercial lines market and by lower premiums on workers' compensation coverages. The premium growth of our life and health subsidiary has increased 10% for the six months ended June 30, 1998 and 15% for the three months ended June 30, 1998 compared to the comparable periods of 1997. The premium growth in our life subsidiary is mainly attributable to increased sales of both traditional and interest-sensitive products. For the six-month and three-month periods ended June 30, 1998, investment income, net of expenses, has increased $10,465 (6%) and $4,396 (5%) when compared with the first six months and second three months of 1997, respectively. This increase is the result of the growth of the investment portfolio because of investing cash flows from operations and dividend increases from equity securities.

Realized gains on investments for the six months ended June 30, 1998 amounted to $52,763 compared to $44,291 for the six-month period ended June 30, 1997, and $27,121 for the three-month period ended June 30, 1998 compared to $19,988 for the three-month period ended June 30, 1997. The realized gains are predominantly the result of the sale of equity securities and management's decision to realize the gains and reinvest the proceeds at higher yields.

Insurance losses and policyholder benefits (net of reinsurance recoveries) increased $65,649 (12%) for the first six months of 1998 over the same period in 1997 and increased $62,016 for the second quarter when compared to the second quarter of 1997. The losses and benefits of the property and casualty companies have increased $64,655 for the six-month period and increased $61,897 for the second quarter of 1998 compared to the comparable periods for 1997. The property and casualty losses for the first six months and for the second quarter of 1998 have increased because of the increase in catastrophic losses. Catastrophe losses were $57,289 and $14,485, respectively, for the first six months of 1998 and 1997 and were $54,226 and $8,723, respectively, for the second quarter of 1998 and 1997. These losses were substantially higher for the first six months and second quarter of 1998 compared to the comparable periods of 1997 because of higher incidence and severity of these weather-related claims. Policyholder benefits of the life insurance subsidiary increased $994 for the first six months of 1998 over the same period of 1997 and increased $119 for the second quarter when compared to the second quarter of 1996. The majority of the six-month and second quarter increase is the result of a higher incidence of death claims and life related costs.

Commission expenses decreased $2,829 for the six-month period ended June 30, 1998 compared to the same period of 1997 and decreased $5,597 for the second quarter of 1998 compared to the same period in 1997. The increase is attributable to lower contingency commissions. Other operating expenses increased $6,367 for the six-month period ended June 30, 1998 compared to the same period for 1997 and increased $3,381 for the second quarter of 1998 compared to the same period in 1997. The increase is attributable to increases in staff and costs associated to our investment in infrastructure to support future growth. Interest expenses increased $1,704 for the six-month period ended June 30, 1998 compared to the same period for 1997 and increased $1,401 for the second quarter of 1998 compared to the same period in 1997. The increase is attributable to a higher interest rate of the 30-year senior debentures compared to the short-term debt, and an increase in debt of $139,900 in the second quarter.

Provision for income taxes, current and deferred, have decreased by $2,524 for the first six months of 1998 compared to the first six months of 1997 and have decreased $10,447 for the second quarter of 1998 compared to the second quarter of 1997. The decrease in federal taxes is attributable to lower income before income taxes and a decrease in the effective tax rate to 24.4% from 24.5% at June 30, 1998 and 1997, respectively, and a decrease in the effective tax rate to 19.3% from 24.4% for the second quarter of 1998 and 1997, respectively.

The Company issued $419,594 of 30-year, noncallable senior debentures. Proceeds were used to pay off $279,694 of short-term debt as it matures and for future general corporate purposes, including the expansion of the Company's headquarters.

The Company believes that Year 2000 compliance issues have been initiated for all of the computer systems. The property and casualty companies issue many three- and five-year policies. Therefore, many systems are already Year 2000 compliant. Most other programs will be compliant by year-end in 1998, with the balance completed by June 1999. Management believes this goal will be attained. CFC's largest risk lies with Year 2000 compliance by its independent agencies, which handle most of the customer billing and collections. CFC is proactively contacting all agents regarding this issue and is monitoring each agency's actions closely.

The Company could incur losses due to adverse changes in market rates and prices. The Company's primary market risk exposures are to changes in price for equity securities and changes in interest rates and credit ratings for fixed maturity securities. The Company could alter the existing investment portfolios or change the character of future investments to manage exposure to market risk. CFC, with the Board of Directors, administers and oversees investment risk through the Investment Committee, which provides executive oversight of investment activities. The Company has specific investment guidelines and policies that define the overall framework used daily by investment portfolio managers to limit the Company's exposure to market risk.

On November 22, 1996, the Board authorized repurchase of up to three million of the Company's outstanding shares. As of June 30, 1998 the Company has repurchased 949 shares, before the 1998 three-for-one split, and plans to repurchase the remaining 2,051 shares as management deems appropriate, over an unspecified period of time.

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


ITEM 4.        Submission of Matters to a Vote of Security Holders

On April 4, 1998, the registrant held its Annual Meeting of Stockholders for which the Board of Directors solicited proxies; all nominees named in the Registrant's Proxy Statement were elected. A proposal to amend the Corporation's Article of Incorporation to increase authorized shares of common stock to 200,000,000 shares was approved.

                                                       Shares
                                                       ------
                                                 For           Against/Abstain
                                                 ---           ---------------
      Michael Brown                          46,912,295            271,663
      John E. Field                          46,976,141            207,817
      William R. Johnson                     47,004,406            179,552
      Robert C. Schiff                       46,966,351            217,607
      Alan R. Weiler                         46,974,762            209,196
      John J. Schiff                         46,940,355            243,603

      Authorization of 200,000,000 shares:   46,570,034            613,924

      (a) Exhibits included:

          Exhibit 11--Statement re Computation of Per Share Earnings.
          Exhibit 27--Financial Data Schedule

      (b) The Company was not required to file any reports on Form 8-K during the quarter ended June 30, 1998.

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

                                   CINCINNATI FINANCIAL CORPORATION
                                   --------------------------------
                                   (Registrant)

Date    August 7, 1998

                                         By /s/ T.F. Elchynski
                                            -----------------------
                                            T.F. Elchynski
                                            Senior Vice President and Chief
                                            Financial Officer
                                            (Principal Financial Officer)

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                (000's omitted )

                                                                                      Six Months Ended June 30,
                                                                                      -------------------------
                                                                                        1998              1997
                                                                                        ----              ----
Cash flows from operating activities:
   Net income...........................................................             $ 143,028          $ 149,877
   Adjustments to reconcile operating income to net cash
      provided by operating activities:

      Depreciation and amortization.....................................                 5,285              4,848
      Increase in investment income receivable..........................                  (991)            (3,312)
      Increase in premiums receivable...................................               (14,392)            (1,327)
      (Increase) decrease in reinsurance receivable.....................               (18,988)            17,033
      Increase in prepaid reinsurance premiums..........................                (1,436)              (302)
      Increase in deferred acquisition costs............................                (2,236)            (2,413)
      (Increase) decrease in accounts receivable........................                  (274)               536
      (Increase) decrease in other assets...............................               (23,136)            19,203
      Increase in loss and loss expense reserves........................                90,211             23,582
      Increase in life policy reserves..................................                27,526             21,447
      Increase in unearned premiums.....................................                 5,302              3,021
      (Decrease) increase in other liabilities..........................               (40,458)             7,941
      (Increase) decrease in deferred income taxes......................                 1,408             (4,219)
      Realized gains on investments.....................................               (52,763)           (44,291)
      (Decrease) increase in current income taxes.......................               (22,682)            12,473
      Other.............................................................               (13,876)               341
                                                                                     ---------          ---------
         Net cash provided by operating activities......................                81,528            204,438
                                                                                     ---------          ---------

Cash flows from investing activities:

      Sale of fixed maturities..........................................                26,302             70,669
      Call or maturity of fixed maturities investments..................               175,833            194,744
      Sale of equity securities investments.............................               181,342            160,387
      Collection of finance receivables.................................                 7,180              5,648
      Purchase of fixed maturities investments..........................              (242,643)          (352,120)
      Purchase of equity securities investments.........................              (243,355)          (189,995)
      Investment in land, buildings and equipment.......................                (9,737)            (7,280)
      Investment in finance receivables.................................                (7,870)            (9,228)
      Investment in other invested assets...............................                (3,850)            (1,521)
                                                                                     ---------          ---------
         Net cash used in investing activities..........................              (116,798)          (128,696)
                                                                                     ---------          ---------

Cash flows from financing activities:
      Debenture issue...................................................               419,594               -0-
      Proceeds from stock options exercised.............................                 7,852              2,137
      Purchase/Issuance of treasury shares..............................                  (592)           (43,495)
      (Decrease) increase in notes payable..............................              (279,152)            12,393
      Payment of cash dividends to shareholders.........................               (48,273)           (43,273)
                                                                                     ---------          ---------
         Net cash used in financial activities..........................                99,429            (72,238)
                                                                                     ---------          ---------

Net decrease in cash....................................................                64,159              3,504
Cash at beginning of period.............................................                80,168             59,933
                                                                                     ---------          ---------

Cash at end of period...................................................             $ 144,327          $  63,437
                                                                                     =========          =========

Supplemental disclosures of cash flow information
   Interest paid........................................................             $  23,119          $  10,474
   Income taxes paid....................................................             $  65,301          $  40,488


Accompanying notes are an integral part of these financial statements.