Form 10-Q
period 1998-09-30
CINCINNATI FINANCIAL CORP
filed 1998-11-05
CIK 20286

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           -------------------------


                                    FORM 10-Q



        [X]    Quarterly Report Under Section 13 or 15 (d) of the
               Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1998

        [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


                           -------------------------

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

     $2.00 Par Common--166,968,082 shares outstanding at September 30, 1998

           (Shares outstanding reflect the effects of a 3-for-1 stock split effective to shareholders of record on April 24, 1998.)

           $52,769,000 of 5.5% Convertible Senior Debentures Due 2002

           $419,597,000 of 6.9% Senior Debentures Due 2028

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     (000's omitted)

                                                                                 (Unaudited)
                                                                                September 30,           December 31,
                                                                                    1998                    1997
                                                                                -------------           ------------
ASSETS
Investments
   Fixed maturities (cost: 1998--$2,646,174;
      1997--$2,571,549)........................................                  $ 2,803,154           $ 2,751,219
   Equity securities (cost: 1998--$1,921,871;
      1997--$1,725,855)........................................                    6,298,088             5,999,271
   Other invested assets......................................                        51,752                46,560
Cash  ........................................................                        97,809                80,168
Investment income receivable..................................                        75,266                74,520
Finance receivables...........................................                        32,182                31,715
Premiums receivable...........................................                       172,043               158,539
Reinsurance receivable........................................                       130,585               109,110
Prepaid reinsurance premiums..................................                        25,349                23,612
Deferred acquisition costs pertaining to unearned
   premiums and to life policies in force.....................                       139,880               135,313
Land, buildings and equipment for Company use (at cost
   less accumulated depreciation).............................                        55,099                52,559
Other assets..................................................                        57,762                30,839
                                                                                 -----------           -----------

      Total assets                                                               $ 9,938,969           $ 9,493,425
                                                                                 ===========           ===========

LIABILITIES
Insurance reserves:
   Losses and loss expenses...................................                   $ 2,033,549           $ 1,936,534
   Life policy reserves.......................................                       523,885               482,447
Unearned premiums.............................................                       456,724               443,054
Notes payable ................................................                            41               280,558
6.9% senior debentures due 2028...............................                       419,597                     0
5.5% convertible senior debentures due 2002...................                        52,769                58,430
Federal income taxes
   Current....................................................                         6,720                24,335
   Deferred ..................................................                     1,430,346             1,406,478
Other liabilities.............................................                       122,564               144,624
                                                                                 -----------           -----------

      Total liabilities                                                            5,046,195             4,776,460
                                                                                 -----------           -----------

SHAREHOLDERS' EQUITY
Common stock, $2 per share; authorized 200,000 shares;
   issued 1998--170,293; 1997--169,391 shares; outstanding
   1998--166,968; 1997--166,356 shares........................                       340,587               338,782
Paid-in capital ..............................................                       216,155               203,282
Retained earnings.............................................                     1,460,855             1,341,730
Accumulated other comprehensive income........................                     2,957,827             2,905,756
                                                                                 -----------           -----------
                                                                                   4,975,424             4,789,550
Less treasury shares at cost (1998--3,325 shares;
   1997--3,035 shares).........................................                      (82,650)              (72,585)
                                                                                 -----------           -----------
      Total shareholders' equity..............................                     4,892,774             4,716,965
                                                                                 -----------           -----------
         Total liabilities and shareholders' equity...........                   $ 9,938,969           $ 9,493,425
                                                                                 ===========           ===========

Common Stock, Paid-In-Capital and Share figures reflect the effects of a 3-for-1 stock split effective to shareholders of record on April 24, 1998.

Accompanying notes are an integral part of these financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS FOR INCOME
                                   (UNAUDITED)

                                                                     (000's omitted except per share data)

                                                              Nine Months Ended Sept. 30,     Three Months Ended Sept. 30,
                                                                   1998           1997             1998           1997
                                                                  ------         ------           ------         ------
REVENUES
Premiums earned:
   Property and casualty..................................     $ 1,144,515     $1,082,563        $ 386,056     $ 365,579
   Life  .................................................          44,815         41,118           14,418        13,680
   Accident and health....................................           6,265          6,058            2,130         2,104
                                                                ----------     ----------         --------      --------
      Net premiums earned.................................       1,195,595      1,129,739          402,604       381,363
 Investment income, less expenses.........................         272,833        259,166           91,446        88,245
 Realized gain on investments.............................          71,624         64,599           18,861        20,308
 Other income.............................................           5,845          6,474            1,854         2,122
                                                                ----------     ----------         --------      --------

   Total revenues.........................................       1,545,897      1,459,978          514,765       492,038
                                                                ----------     ----------         --------      --------


BENEFITS & EXPENSES
  Insurance losses and policyholder benefits..............         907,434        790,050          316,095       264,360
  Commissions.............................................         211,664        214,143           73,614        73,264
  Other operating expenses................................         110,342        101,502           36,810        34,337
  Taxes, licenses & fees  ................................          42,231         37,163           16,394        12,208
  Increase in deferred acquisition costs
      pertaining to unearned premiums
      and to life policies in force.......................          (4,567)        (5,563)          (2,331)       (3,149)
  Interest expense .......................................          19,600         15,314            8,119         5,536
  Other expenses..........................................           5,927          6,785            2,045         3,518
                                                                ----------     ----------         --------      --------
   Total benefits & expenses..............................       1,292,631      1,159,394          450,746       390,074
                                                               -----------     ----------         --------      --------

INCOME BEFORE INCOME TAXES................................         253,266        300,584           64,019       101,964
                                                                ----------     ----------         --------      --------

PROVISION FOR INCOME TAXES
 Current .................................................          61,492         72,923           16,683        26,976
 Deferred ................................................          (4,169)           784           (5,579)       (2,012)
                                                                ----------     ----------         --------      --------
   Total provision for income taxes.......................          57,323         73,707           11,104        24,964
                                                                ----------     ----------         --------      --------

NET INCOME................................................       $ 195,943      $ 226,877         $ 52,915      $ 77,000
                                                                 =========      =========         ========      ========

Average shares outstanding................................         166,871        165,690          167,072       163,124
Average shares outstanding (diluted)......................         172,251        172,266          172,233       169,963

PER COMMON SHARE

Net income................................................          $ 1.17         $ 1.37            $ .31         $ .47
Net income (diluted)......................................          $ 1.15         $ 1.33            $ .31         $ .46
Cash dividends declared...................................          $.4600        $ .4101          $ .1533       $ .1367

Per share amounts reflect the effects of a 3-for-1 stock split effective to shareholders of record on April 24, 1998.

Accompanying notes are an integral part of these financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE I - ACCOUNTING POLICIES (000's omitted)

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

INVESTMENTS--Fixed maturities and equity securities have been classified as available for sale and are carried at fair values at September 30, 1998 and December 31, 1997.

UNREALIZED GAINS AND LOSSES--The increases (decreases) in unrealized gains for fixed maturities and equity securities (net of income tax effect) for the nine-month and three-month periods ended September 30 are as follows:


                                       Fixed                      Equity
                                      Maturities                 Securities                 Total
                                      ----------                 ----------                 -----
Nine-Month Periods Ended
      September 30, 1998            $ (14,749)                 $   66,820                $  52,071
      September 30, 1997            $  30,722                  $  849,476                $ 880,198

Three-Month Periods Ended
      September 30, 1998            $ (14,524)                 $ (379,859)               $ (394,383)
      September 30, 1997            $  23,196                  $  342,464                $  365,660

Such amounts are included as additions to and deductions from shareholders' equity.

REINSURANCE--Premiums earned are net of premiums on ceded business, and insurance losses and policyholder benefits are net of reinsurance recoveries in the accompanying statements of income for the nine-month and three-month periods ended September 30 as follows:

                                           Ceded                   Reinsurance
                                          Premiums                  Recoveries
                                          --------                 -----------
Nine-Month Periods Ended
      September 30, 1998                  $ 73,912                   $ 45,000
      September 30, 1997                  $ 72,803                   $ 20,212

Three-Month Periods Ended
      September 30, 1998                  $ 24,932                   $ 9,748
      September 30, 1997                  $ 24,210                   $ 6,897

NOTE II - STOCK OPTIONS

The Company has primarily qualified stock option plans under which options are granted to employees of the Company at prices which are not less than market price at the date of grant and which are exercisable over ten-year periods. On September 30, 1998, outstanding options for Stock Option Plan No. III totalled 49,614 shares with a purchase price of $7.34, outstanding options for Stock Plan No. IV totalled 2,834,023 shares with purchase prices ranging from a low of $7.46 to a high of $42.88, outstanding options for Stock Plan V totalled 1,446,405 shares with purchase prices ranging from a low of $20.48 to a high of $45.38, and outstanding options for Stock Plan VI totalled 606,000 shares with a purchase price of $33.88. These amounts reflect the effects of a 3-for-1 stock split effective to shareholders of record on April 24, 1998.

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

NOTE IV - FINANCIAL ACCOUNTING PRONOUNCEMENTS

SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" is effective for the Company in 1998 and will require additional disclosures for the Company's operating segments in the annual consolidated financial statement. Beginning in 1999, certain segment information is required to be reported quarterly.

NOTE V - COMPREHENSIVE INCOME (000's omitted)

In the first nine months of 1998, the Company experienced less unrealized gains in equity securities than in the first nine months of 1997, resulting in comprehensive income of $248,014 in 1998, compared to $1,107,075 in 1997 and a third quarter 1998 comprehensive loss of $(341,469) compared to comprehensive income of $442,660 in the third quarter of 1997.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                 (000's omitted)
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                 ---------------------------------------------

                                                                                              Accumulated
                                                                                                 Other              Total
                        Common       Stock       Treasury     Paid-In        Retained        Comprehensive       Shareholders'
                        Shares       Amount       Stock       Capital        Earnings           Income             Equity
                       --------      ------       ------      -------        --------          --------           --------
Bal. Dec. 31,
  1996                 167,486      $334,972    $ (11,217)   $ 178,547      $1,132,880        $ 1,527,707         $3,162,889
                                                                                                                  ----------

Net income                                                                     226,877                               226,877

Change in unreal.
  gains net of
  inc. taxes of
  $473,953                                                                                        880,198            880,198
                                                                                                                  ----------

Comprehensive
   income                                                                                                          1,107,075

Div. declared                                                                  (67,820)                              (67,820)

Purchase/issuance of
  treasury shares                                 (61,829)          22                                               (61,807)

Stock options
  exercised                231           460                     2,725                                                 3,185

Conversion of
   debentures               50            99                       641                                                   740
                       -------     ---------    ---------    ---------     -----------        -----------         ----------

Bal. Sept. 30,
  1997                 167,767     $ 335,531    $ (73,046)   $ 181,935     $ 1,291,937        $ 2,407,905         $4,144,262
                       =======     =========    =========    ========-     ===========        ===========         ==========

Bal. Dec. 31,
  1997                 169,391      $338,782    $ (72,585)   $ 203,282     $ 1,341,730        $ 2,905,756         $4,716,965
                                                                                                                  ----------

Net income                                                                     195,943                               195,943

Change in unreal.
  gains net of
  inc. taxes of
  $28,039                                                                                          52,071             52,071
                                                                                                                  ----------

Comprehensive
   income                                                                                                            248,014

Div. declared                                                                  (76,818)                              (76,818)

Purchase/issuance of
  treasury shares                                 (10,065)          21                                               (10,044)

Stock options
  exercised                522         1,044                     7,952                                                 8,996

Conversion of
  debentures               380           761                     4,900                                                 5,661
                       -------     ---------    ---------    ---------     -----------        -----------         ----------

Bal. Sept. 30,
  1998                 170,293     $ 340,587    $ (82,650)   $ 216,155     $ 1,460,855        $ 2,957,827         $4,892,774
                       =======     =========    =========    =========     ===========        ===========         ==========

Common Stock, Paid-In-Capital and Share figures reflect the effects of a 3-for-1 stock split effective to shareholders of record on April 24, 1998.

Accompanying notes are an integral part of these financial statements.

                                                                (000's omitted)

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Premiums earned for the nine months ended September 30, 1998 have increased $65,856 (6%) over the nine months ended September 30, 1997. Also, premiums earned have increased $21,241 (6%) for the three months ended September 30, 1998 over the three months ended September 30, 1997. For the nine-month period ended September 30, 1998 and the three-month period ended September 30, 1998, the growth rate of our property and casualty subsidiaries is less than last year on both a gross written and earned premium basis. These growth rates were less than last year because the increases in new business and some rate increases on personal lines business were offset by the continued softness of the commercial lines market and by lower premiums on workers' compensation coverages. The net premium growth of our life and health subsidiary has increased 24.1% for the nine-month and 26.8% for the three-month periods ended September 30, 1998 compared to the same periods of 1997. The premium growth in our life subsidiary is mainly attributable to growth of life insurance and increased annuity sales of structured settlements from Cincinnati Insurance claims. For the nine-month and three-month periods ended September 30, 1998, investment income, net of expenses, has increased $13,667 (5%) and $3,201 (4%) when compared with the first nine months and third quarter of 1997, respectively. This increase is the result of the growth of the investment portfolio because of investing cash flows from operations and dividend increases from equity securities.

Realized gains on investments for the nine months ended September 30, 1998 amounted to $71,624 compared to $64,599 for the nine-month period ended September 30, 1997, and $18,861 for the three-month period ended September 30, 1998 compared to $20,308 for the three-month period ended September 30, 1997. The realized gains are predominantly the result of the sale of equity securities. With convertible securities, it is management's decision to realize the gains and reinvest the proceeds at higher yields. Other equity securities are sold at the discretion of management and reinvested in other equity securities.

Insurance losses and policyholder benefits (net of reinsurance recoveries) increased $117,384 (15%) for the first nine months of 1998 over the same period in 1997 and increased $51,735 (20%) for the third quarter when compared to the third quarter of 1997. The losses and benefits of the property and casualty companies have increased $111,582 for the nine-month period and increased $46,927 for the third quarter of 1998 compared to the comparable periods for 1997. The property and casualty losses for the first nine months and for the third quarter of 1998 have increased because of an increase in catastrophe losses and a higher incidence of claims that occur in the normal course of business. Catastrophe losses were $81.8 million and $23.5 million, respectively, for the first nine months of 1998 and 1997 and were $24.5 million and $9.0 million, respectively, for the third quarter of 1998 and 1997. These losses were substantially higher for the first nine months and third quarter of 1998 compared to the same periods of 1997 because of higher incidence and severity of these weather-related claims. Policyholder benefits of the life insurance subsidiary increased $5,802 for the first nine months of 1998 over the same period of 1997 and increased $4,808 for the third quarter when compared to the third quarter of 1997. The majority of the nine-month and third quarter increase is the result of an increase in life-related costs.

Commission expenses decreased $2,479 for the nine-month period ended September 30, 1998 compared to the same period of 1997 and increased $350 for the third quarter of 1998 compared to the same period in 1997. The decrease for the year is attributable to lower contingency commissions. Other operating expenses increased $8,840 for the nine-month period ended September 30, 1998 compared to the same period for 1997 and increased $2,473 for the third quarter of 1998 compared to the same period in 1997. The increase is attributable to increases in staff and costs associated to our investment in infrastructure to support future growth. Interest expenses increased $4,286 for the nine-month period ended September 30, 1998 compared to the same period for 1997 and increased $2,583 for the third quarter of 1998 compared to the same period in 1997. The increase is attributable to the increase in debt and a higher interest rate of the 30-year senior debenture compared to short-term debt held previously.

Provision for income taxes, current and deferred, have decreased by $16,384 for the first nine months of 1998 compared to the first nine months of 1997 and have decreased $13,860 for the third quarter of 1998 compared to the third quarter of 1997. The decrease in federal taxes is primarily attributable to a decrease in the effective tax rate to 22.6% from 24.5% at September 30, 1998 and 1997, respectively, and a decrease in the effective tax rate to 17.3% from 24.5% for the third quarter of 1998 and 1997, respectively.

The Company issued $419,594 of 30-year, noncallable senior debentures in the second quarter 1998. Proceeds were used to pay off $279,694 of short-term debt as it matures and for future general corporate purposes, including the expansion of the Company's headquarters.

The Company has been working on the Year 2000 project for several years to address potential problems within the Company's operations that could result from the century change. The corporate Information Systems Department is primarily responsible for this endeavor and has a designated team of Company associates assigned to this effort. This team has access to key associates in all areas of the Company's operations as well as to outside consultants and resources on an as-needed basis.

The Information Systems Department provides a comprehensive report on a quarterly basis for corporate management and the Audit Committee of the Board of Directors. This report identifies progress against the plan as well as projections on specific issues.

                                           % of Hardware/Software Applications Year 2000 Compliant
                                           -------------------------------------------------------

                                       Actual as of            Planned as of          Planned as of
                                       Sept. 30, 1998          Dec. 31, 1998          June 30, 1999
                                       --------------          -------------          -------------

Mission critical systems                    75%                       90%                  100%
All other systems                           75%                       90%                  100%

We have identified computer systems (both hardware and software), including equipment with embedded computer chips, that were not Year 2000 compliant; determined what revisions or replacements would be needed to achieve compliance; prioritized and proceeded to implement those revisions or replacements; instituted testing procedures to ensure that the revisions and fixes are operational; and moved the compliant systems into production. As of September 30, 1998, approximately 75% of the applications have either been modified to be compliant or have been replaced by purchased compliant systems. Additional in-depth testing, both internal and third-party related, is planned into 1999. We believe that all critical systems will be Year 2000 compliant by June 30, 1999.

As part of the overall review of Year 2000, the Company is verifying with certain key outside vendors, and with others where a significant business relationship exists to determine their Year 2000 compliance status and plans. Because the Company markets products through independent agencies, it is of paramount importance that those approximately 1,000 agencies (1,300 offices) successfully transition to a Year 2000 compliant processing system. We are actively working with those agencies. As of September 1998, nearly all of the agencies' processing systems have either been made compliant or the agencies have plans to get them compliant by June 30, 1999. Phone and personal interviews are being used to verify the progress of the agencies.

Contingency planning for the Year 2000 includes standard backup and recovery procedures to be followed in the event of a critical system failure. While we do not expect any unusual kinds of failure as a result of specific Year 2000 related changes, by June 30, 1999, we plan to develop specific backup procedures for the Year 2000 to minimize the effect of any potential problems.

Should the Company or a third party with whom the Company transacts business have a system failure due to the century change, it is believed it will not result in more than a delay in processing or reporting, with no material financial impact.

We have budgeted $9.5 million pretax to resolve the Year 2000 issues. This would encompass the costs of modifications, the salaries of the associates primarily assigned to this effort and the fees of outside consultants for this effort. As of September 30, 1998, the Company has incurred approximately $6.8 million of these costs. The expenses incurred during the first nine months of 1998 were approximately $3.1 million.

Although the Company expects its systems to be Year 2000 compliant on or before December 31, 1999, it cannot predict the outcome or the success of its Year 2000 project, or that third-party systems are or will be Year 2000 compliant, or that the costs required to address the Year 2000 issue or the impact of a failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

On November 22, 1996, the Board authorized repurchase of up to 3 million of the Company's outstanding shares. On August 21, 1998, the Board authorized repurchase of an additional 6 million shares, to reflect the three-for-one split, which results in a total of 9 million shares authorized to be repurchased. As of September 30, 1998, the Company has repurchased 3.1 million shares, and plans to repurchase the remaining 5.9 million shares as management deems appropriate, over an unspecified period of time.

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


ITEM 6. Exhibits and Reports on Form 8-K

        (a) Exhibits included:

            Exhibit 11--Statement re Computation of Per Share Earnings.
            Exhibit 27--Financial Data Schedule

        (b) The Company was not required to file any reports on Form 8-K during the quarter ended September 30, 1998.

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

                                               CINCINNATI FINANCIAL CORPORATION
                                               --------------------------------
                                               (Registrant)

Date October 29, 1998

                                                 By /s/  T.F. ELCHYNSKI
                                                 ------------------------------
                                                 T.F. Elchynski
                                                 Senior Vice President and Chief
                                                  Financial Officer
                                                 (Principal Financial Officer)

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               (000's omitted)

                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                        1998              1997
                                                                                        ----              ----
Cash flows from operating activities:
   Net income...........................................................             $ 195,943         $ 226,877
   Adjustments to reconcile operating income to net cash
      provided by operating activities:

      Depreciation and amortization.....................................                 8,313             7,604
      Increase in investment income receivable..........................                  (746)           (2,857)
      Increase in premiums receivable...................................               (13,504)             (877)
      (Increase) decrease in reinsurance receivable.....................               (21,475)           15,645
      (Increase) decrease in prepaid reinsurance premiums...............                (1,737)            1,078
      Increase in deferred acquisition costs............................                (4,567)           (5,563)
      Increase in accounts receivable...................................                (7,933)             (119)
      Decrease in other assets..........................................                   853            36,621
      Increase in loss and loss expense reserves........................                97,015            45,391
      Increase in life policy reserves..................................                41,438            31,493
      Increase in unearned premiums.....................................                13,670            12,469
      (Decrease) increase in other liabilities..........................               (24,969)           20,498
      (Decrease) increase in deferred income taxes......................                (4,169)              205
      Realized gains on investments.....................................               (71,624)          (64,599)
      (Decrease) increase in current income taxes.......................               (17,615)           11,514
      Other.............................................................               (19,216)              531
                                                                                     ---------         ---------
         Net cash provided by operating activities......................               169,677           335,911
                                                                                     ---------         ---------

Cash flows from investing activities:

      Sale of fixed maturities..........................................                30,010           142,168
      Call or maturity of fixed maturities investments..................               275,860           233,397
      Sale of equity securities investments.............................               258,310           212,164
      Collection of finance receivables.................................                11,003             4,746
      Purchase of fixed maturities investments..........................              (373,844)         (506,317)
      Purchase of equity securities investments.........................              (387,661)         (271,335)
      Investment in land, buildings and equipment.......................               (12,981)          (10,820)
      Investment in finance receivables.................................               (11,470)           (8,747)
      Investment in other invested assets...............................                (5,382)           (3,433)
                                                                                     ---------         ---------
         Net cash used in investing activities..........................              (216,155)         (208,177)
                                                                                     ---------         ---------

Cash flows from financing activities:
      Debentures issue..................................................               419,594               -0-
      Proceeds from stock options exercised.............................                 8,996             3,186
      Purchase/Issuance of treasury shares..............................               (10,044)          (61,807)
      (Decrease) increase in notes payable..............................              (280,517)           14,890
      Payment of cash dividends to shareholders.........................               (73,910)          (65,882)
                                                                                     ---------         ---------
         Net cash used in financial activities..........................                64,119          (109,613)
                                                                                     ---------         ---------

Net increase in cash....................................................                17,641            18,121
Cash at beginning of period.............................................                80,168            59,933
                                                                                     ---------         ---------

Cash at end of period...................................................             $  97,809         $  78,054
                                                                                     =========         =========

Supplemental disclosures of cash flow information
   Interest paid........................................................             $  24,348         $  15,673
   Income taxes paid....................................................             $  76,301         $  61,988

Accompanying notes are an integral part of these financial statements.