Form 10-K
period 1998-12-31
CINCINNATI FINANCIAL CORP
filed 1999-03-26
CIK 20286

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998            Commission file number
                                                                0-4604

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

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                                                             Exchange on Which
Title of Each Class                                              Registered
--------------------                                         -----------------
$2.00 Par, Common                                            Over The Counter
5.5% Convertible Senior Debentures Due 2002                  Over The Counter
6.9% Senior Debentures Due 2028                              Over The Counter

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

       The aggregate market value of voting stock held by nonaffiliates of Cincinnati Financial Corporation was $5,055,263,346 as of March 2, 1999.

       As of March 2, 1999, there were 165,906,871 shares of common stock outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------

Annual Report to Shareholders for year ended December 31, 1998 (in part) into Parts I, II and IV and Registrant's Proxy Statement dated March 1, 1999 into Parts I, III and IV.

                                     PART I

ITEM 1.    BUSINESS
           --------

           Cincinnati Financial Corporation ("CFC") was incorporated on September 20, 1968 under the laws of the State of Delaware. On April 4, 1992, the shareholders voted to adopt an Agreement of Merger by means of which the reincorporation of the Corporation from the State of Delaware to the State of Ohio was accomplished. CFC owns 100% of The Cincinnati Insurance Company ("CIC"), 100% of CFC Investment Company ("CFC-I") and 100% of CinFin Capital Management Company ("CinFin"). The principal purpose of CFC is to be a holding company for CIC, CFC-I and CinFin in addition for the purpose of acquiring other companies.

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

1. The Cincinnati Life Insurance Company ("CLIC") incorporated in 1987 under the laws of Ohio for the purpose of acquiring the business of Inter-Ocean and The Life Insurance Company of Cincinnati. CLIC acquired The Life Insurance Company of Cincinnati and Inter-Ocean Insurance Company on February 1, 1988. CLIC is licensed for the sale of life insurance and accident and health insurance in 46 states and the District of Columbia.

2. The Cincinnati Casualty Company ("CCC") (formerly the Queen City Indemnity Company), incorporated in 1972 under the laws of Ohio, is licensed in the fire and casualty insurance business on a direct billing basis in 40 states. The business of CIC and CCC is conducted separately, and there are no plans for combining the business of said companies.

3. The Cincinnati Indemnity Company ("CID"), incorporated in 1988 under the laws of Ohio, is engaged in the writing of nonstandard personal and casualty lines of insurance in 31 states. The business of CIC and CID is conducted separately, and there are no plans for combining the business of said companies.

           CFC-I, incorporated in 1970, owns certain real estate in the Greater Cincinnati area and is in the business of leasing or financing various items, principally automobiles, trucks, computer equipment, machine tools, construction equipment, and office equipment.

           CinFin, incorporated, yet inactive, in 1998, will offer investment management services to corporations, institutions, and high net worth individuals.

           Industry segment information for revenues, income before income taxes, and identifiable assets is included on page 35 of the Company's Annual Report to Shareholders and is incorporated herein by reference (see Exhibit 13 to this filing).

           As more fully discussed in pages 7 through 13 in the Company's Annual Report to Shareholders, incorporated herein by reference (see Exhibit 13 to this filing), the Company sells insurance primarily in the Midwest and Southeast through a network of a limited number (978 in 29 states at December 31, 1998) of selectively appointed independent agents, most of whom own stock in the Company. Gross written premiums by property/casualty lines increased 6% to $1.656 billion in 1998. The Company's mix of property/casualty business did not change significantly in 1998. Life and accident and health insurance (which constituted only 4% of the Company's premium income for 1998) is also sold primarily through property/casualty agencies and the growth rate of 11.4% was the result of increased sales of both traditional and interest-sensitive products.

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

           There are two tables used to present an analysis of losses and LAE. The first table, providing a reconciliation of beginning and ending liability balances for 1998, 1997, and 1996, is on page 31 in the Company's Annual Report to Shareholders, incorporated herein by reference (see Exhibit 13 to this filing). The second table, showing the development of the estimated liability for the ten years prior to 1998 is presented on the next page.

           The reconciliation referred to in the preceding paragraph shows a 1998 recognition of $153,311,000 redundancy in the December 31, 1997 liability. This redundancy is due in part to the effects of settling case reserves established in prior years for less than expected and also in part to the over estimation of the severity of IBNR losses. Average severity continues to increase primarily because of increases in medical costs related to workers' compensation and auto liability insurance. Litigation expenses for recent court cases on pending liability claims continue to be very costly; and judgments continue to be high and difficult to estimate. Reserves for environmental claims have been reviewed, and the Company believes that the reserves are adequate. Environmental exposures are minimal as a result of the types of risks we have insured in the past. Historically, most commercial accounts written post-date the coverages which afford clean-up costs and Superfund responses.

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

           The limits on risks retained by the Company vary by type of policy, and risks in excess of the retention limits are reinsured. Because of the growth in the Company's capacity to underwrite risks and reinsurance market conditions, in 1989 and 1995, the Company raised its retention limits from $750,000 to $1,000,000 to $2,000,000, respectively, for casualty and property lines of insurance.

           There are no differences between the property/casualty liabilities reported in the accompanying consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") and that reported in the annual statements filed with state insurance departments in accordance with statutory accounting practices ("SAP").

            ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
                              (Millions of Dollars)

Year Ended December 31                  1988    1989   1990    1991   1992     1993     1994      1995     1996      1997     1998
----------------------                  ----    ----   ----    ----   ----     ----     ----      ----     ----      ----     ----

Net Liability for Unpaid Losses and
   Loss Adjustment Expenses             $631   $ 742  $ 833   $ 986  $1,138   $ 1,293  $ 1,432   $ 1,581  $ 1,702   $ 1,777  $ 1,840

Net Liability Reestimated as of:
One Year Later                           671     751    869     956   1,098     1,200    1,306     1,429    1,582     1,623
Two Years Later                          634     747    816     928     993     1,116    1,220     1,380    1,470
Three Years Later                        622     696    795     823     949     1,067    1,214     1,279
Four Years Later                         596     676    723     814     937     1,067    1,131
Five Years Later                         580     635    720     824     943     1,013
Six Years Later                          551     637    732     827     910
Seven Years Later                        558     653    734     804
Eight Years Later                        571     655    731
Nine Years Later                         571     657
Ten Years Later                          574

 Net Cumulative Redundancy             $  57   $  85  $ 102   $ 182  $  228   $   280  $   301   $   302  $   232   $   154
                                       ======  =====  =====   =====  ======   =======  =======   =======  =======   =======

Net Cumulative Amount of Liability
   Paid Through:
One Year Later                          $204   $ 238  $ 232   $ 280  $  310   $   343  $   368   $   395  $   453   $   499
Two Years Later                          321     356    397     440     498       538      578       630      732
Three Years Later                        390     446    493     546     612       663      709       801
Four Years Later                         441     497    552     611     681       734      802
Five Years Later                         467     528    588     647     718       788
Six Years Later                          485     550    610     666     743
Seven Years Later                        496     563    621     676
Eight Years Later                        502     570    631
Nine Years Later                         507     577
Ten Years Later                          512


Net Liability--End of Year                                      $ 1,138   $ 1,293  $ 1,432   $ 1,581  $ 1,702   $ 1,777  $ 1,840
Reinsurance Recoverable                                              62        72       78       109      122       112      138
                                                                -------   -------  -------   -------  -------   -------  -------
Gross Liability--End of Year                                    $ 1,200   $ 1,365  $ 1,510   $ 1,690  $ 1,824   $ 1,889  $ 1,978
                                                                =======   =======  =======   =======  =======   =======  =======

Net Reestimated Liability--Latest                               $   910   $ 1,013  $ 1,131   $ 1,279  $ 1,470   $ 1,623
Reestimated Recoverable--Latest                                      96       107      113       123      118       118
                                                                -------   -------  -------   -------  -------   -------
Gross Reestimated Liability--Latest                             $ 1,006   $ 1,120  $ 1,244   $ 1,402  $ 1,588   $ 1,741
                                                                =======   =======  =======   =======  =======   =======

Gross Cumulative Redundancy                                     $   194   $   245  $   266   $   288  $   236   $   148
                                                                =======   =======  =======   =======  =======   =======

                  The table above presents the development of balance sheet liabilities for 1988 through 1998. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for individual years.

           The "net cumulative redundancy" represents the aggregate change in the estimates over all prior years. For example, the 1988 liability has developed a $57,000,000 redundancy over ten years and has been reflected in income over the ten years. The effects on income of the past three years of changes in estimates of the liabilities for losses and LAE for all accident years is shown in the reconciliation table, referred to above.

           The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 1998, the Company had paid $512,000,000 of the currently estimated $574,000,000 of losses and LAE that have been incurred as of the end of 1988; thus an estimated $62,000,000 of losses incurred as of the end of 1988 remain unpaid as of the current financial statement date.

           In evaluating this information, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of deficiency or redundancy related to losses settled in 1993, but incurred in 1988, will be included in the cumulative deficiency or redundancy amount for 1988 and each subsequent year. This table does not present accident or policy year development data which readers may be more accustomed to analyzing. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

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

           Information concerning the Company's investment strategy and philosophy is contained on pages 18 through 22 of the Annual Report to Shareholders, incorporated herein by reference (see Exhibit 13 to this filing). The Company's primary strategy is to maintain liquidity to meet both its immediate and long-range insurance obligations through the purchase and maintenance of medium-risk fixed maturity and equity securities, while earning optimal returns on medium-risk equity securities which offer growing dividends and capital appreciation. The Company usually holds these securities to maturity unless there is a change in credit risk or the securities are called by the issuer. Historically, municipal bonds (with concentrations in the essential services, i.e. schools, sewer, water, etc.) have been attractive to the Company due to their tax exempt features. Because of Alternative Minimum Tax matters, the Company uses a blend of tax-exempt and taxable fixed maturity securities. Investments in common stocks have been made with an emphasis on securities with an annual dividend yield of at least 2 to 3 percent and annual dividend increases. The Company's strategy in equity investments is to identify approximately 10 to 12 companies in which it can accumulate 10 to 20 percent of their common stock. As a long-term investor, a buy and hold strategy has been followed for many years, resulting in an accumulation of a significant amount of unrealized appreciation on equity securities.

           As of December 31, 1998, CFC employed 2,770 associates.

ITEM 2. PROPERTIES
        ----------

     CFC-I owns a fully leased 85,000 square feet office building in downtown Cincinnati that is currently leased to Procter and Gamble Company, an unaffiliated company, on a net, net, net lease basis. This property is carried in the financial statements at $535,000 as of December 31, 1998.

     CFC-I also owns the Home Office building located on 75 acres of land in Fairfield, Ohio. This building contains approximately 380,000 square feet. The John J. and Thomas R. Schiff & Company, an affiliated company, occupies approximately 5,350 square feet, and the balance of the building is occupied by CFC and its subsidiaries. The property is carried in the financial statements at $10,832,005 as of December 31, 1998.

     CFC-I also owns the Fairfield Executive Center which is located on the northwest corner of the home office property in Fairfield, Ohio. This is a four-story office building containing approximately 103,000 rentable square feet. CFC and its subsidiaries occupy approximately 91% of the building and unaffiliated tenants occupy approximately 9% of the building. The property is carried in the financial statements at $9,890,539 as of December 31, 1998.

     The CLIC owns a four-story office building in the Tri-County area of Cincinnati containing approximately 127,000 square feet. At the present time, 100% of the building is currently being leased by an unaffiliated tenant. This property is carried in the financial statements at $3,807,796 as of December 31, 1998.

     In addition, the Company is in the process of constructing another Home Office building to be used by CFC and its subsidiaries. This building is identical and sits adjacent to the current Home Office building. The total cost of the building is expected to be approximately $60 million. As of December 31, 1998, the Company had paid $10.6 million of such costs.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     The Company is involved in no material litigation other than routine litigation incident to the nature of the insurance industry.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     CFC filed with the commission on March 2, 1999, definitive proxy statements and annual reports pursuant to Regulation 14A. Material filed was the same as that described in Item 4 and is incorporated herein by reference. No matters were submitted during the fourth quarter.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS
-------------------------------------------------------------------------

     This information is included in the Annual Report of the Registrant to its shareholders on the inside back cover for the year ended December 31, 1998 and is incorporated herein by reference (see Exhibit 13 to this filing).

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

     This information is included in the Annual Report of the Registrant to its shareholders on pages 14 and 15 for the year ended December 31, 1998 and is incorporated herein by reference (see Exhibit 13 to this filing).

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

           This information is included in the Annual Report of the Registrant to its shareholders on pages 16 through 22 for the year ended December 31, 1998 and is incorporated herein by reference (see Exhibit 13 to this filing).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

            (a)  Financial Statements
                 The following consolidated financial statements of the Registrant and its subsidiaries, included in the Annual Report of the Registrant to its shareholders on pages 23 to 35 for the year ended December 31, 1998, are incorporated herein by reference (see Exhibit 13 to this filing).

                 Independent Auditors' Report
                 Consolidated Balance Sheets--December 31, 1998 and 1997 Consolidated Statements of Income--Years ended December 31, 1998, 1997, and 1996
                 Consolidated Statements of Shareholders' Equity--Years ended December 31, 1998, 1997, and 1996
                 Consolidated Statements of Cash Flows--Years ended December 31, 1998, 1997, and 1996.
                 Notes to Consolidated Financial Statements

            (b)  Supplementary Data
                 Selected quarterly financial data, included in the Annual Report of the Registrant to its shareholders on page 22 for the year ended December 31, 1998, is incorporated herein by reference (see Exhibit 13 to this filing).

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           ---------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

           There were no disagreements on accounting and financial disclosure requirements with accountants within the last 24 months prior to December 31, 1998.

                                    PART III

           CFC filed with the Commission on March 2, 1999 definitive proxy statements pursuant to regulation 14-A. Material filed was the same as that described in Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; Item 13, Certain Relationships and Related Transactions, and is incorporated herein by reference.

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

                 3.  Exhibits:

                     Exhibit 11--Statement recomputation of per share earnings
                                 for years ended December 31, 1998, 1997, and
                                 1996
                     Exhibit 13--Material incorporated by reference from the
                                 annual report of the registrant to its
                                 shareholders for the year ended December
                                 31, 1998
                     Exhibit 21--Subsidiaries of the registrant--information
                                 contained in Part I of this report
                     Exhibit 22--Published Report regarding matters
                                 submitted to vote of securityholders--notice of Annual Meeting of Shareholders and Proxy Statement dated March 1, 1999--incorporated by reference to such document previously filed with Securities and Exchange Commission, Washington, D.C., 20549
                     Exhibit 23--Independent Auditors' Consent
                     Exhibit 27--Financial Data Schedule

           (b)   Reports on Form 8-K--NONE

INDEPENDENT AUDITORS' REPORT

To The Shareholders and Board of Directors of
Cincinnati Financial Corporation

We have audited the consolidated financial statements of Cincinnati Financial Corporation and its subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 4, 1999; such consolidated financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Cincinnati Financial Corporation and its subsidiaries, listed in Item 14(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


/S/ Deloitte & Touche LLP


Cincinnati, Ohio
February 4, 1999

SCHEDULE I
                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
        SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1998

                                                                              (000 omitted)
                                                                                                Amount at
                                                                                               which shown
                                                                                  Fair          in balance
                    Type of Investment                          Cost             Value            sheet
                    ------------------                          ----             -----         ------------

Fixed Maturities:
   Bonds:
     United States Government and government agencies and
     authorities
       The Cincinnati Insurance Company...................    $    2,250        $    2,318       $    2,318
       The Cincinnati Indemnity Company...................           455               499              499
       The Cincinnati Casualty Company....................           403               456              456
       The Cincinnati Life Insurance Company .............         5,935             6,250            6,250
                                                             ------------     -------------     ------------
     Total................................................         9,043             9,523            9,523
                                                             ------------     -------------     ------------
     States, municipalities and political subdivisions:
       The Cincinnati Insurance Company...................       834,022           883,173          883,173
       The Cincinnati Indemnity Company...................         9,123             9,507            9,507
       The Cincinnati Casualty Company....................        17,879            19,198           19,198
       The Cincinnati Life Insurance Company..............         4,576             5,325            5,325
                                                             ------------     -------------     ------------
     Total................................................       865,600           917,203          917,203
                                                             ------------     -------------     ------------
     Public utilities:
       The Cincinnati Insurance Company...................        29,482            32,149           32,149
       The Cincinnati Casualty Company....................         5,210             5,643            5,643
       The Cincinnati Life Insurance Company..............        21,017            22,630           22,630
                                                             ------------     -------------     ------------
     Total................................................        55,709            60,422           60,422
                                                             ------------     -------------     ------------
     Convertibles and bonds with warrants attached:
       The Cincinnati Insurance Company...................        74,362            74,696           74,696
       The Cincinnati Life Insurance Company..............        14,630            15,020           15,020
       Cincinnati Financial Corporation...................        11,368            11,938           11,938
                                                             ------------     -------------     ------------
     Total................................................       100,360           101,654          101,654
                                                             ------------     -------------     ------------
     All other corporate bonds:
       The Cincinnati Insurance Company...................       628,963           666,330          666,330
       The Cincinnati Indemnity Company...................        13,813            15,044           15,044
       The Cincinnati Casualty Company....................        44,810            48,060           48,060
       The Cincinnati Life Insurance Company..............       535,410           574,228          574,228
       Cincinnati Financial Corporation...................       428,951           419,767          419,767
                                                             ------------     -------------     ------------
     Total................................................     1,651,947         1,723,429        1,723,429
                                                             ------------     -------------     ------------
   TOTAL FIXED MATURITIES.................................    $2,682,659        $2,812,231       $2,812,231
                                                             ------------     -------------     ------------

                                                                              (000 omitted)
                                                                                                Amount at
                                                                                               which shown
                                                                                  Fair          in balance
                    Type of Investment                          Cost             Value             sheet
                    ------------------                          ----             -----         ------------
Equity Securities:
   Common Stocks:
     Public utilities
       The Cincinnati Insurance Company...................    $   92,668        $  340,208       $   340,208
       The Cincinnati Casualty Company....................         3,697            11,110            11,110
       The Cincinnati Life Insurance Company..............        18,752            88,620            88,620
       Cincinnati Financial Corporation...................        66,429           503,380           503,380
                                                             ------------     -------------    --------------
       Total..............................................       181,546           943,318           943,318
                                                             ------------     -------------    --------------
     Banks, trust and insurance companies
       The Cincinnati Insurance Company...................       323,905         1,280,397         1,280,397
       The Cincinnati Casualty Company....................        15,817            86,249            86,249
       The Cincinnati Indemnity Company...................           725               806               806
       The Cincinnati Life Insurance Company..............        40,094           163,457           163,457
       Cincinnati Financial Corporation...................       413,892         3,130,553         3,130,553
                                                             ------------     -------------    --------------
       Total..............................................       794,433         4,661,462         4,661,462
                                                             ------------     -------------    --------------
     Industrial miscellaneous and all other
       The Cincinnati Insurance Company...................       407,904         1,060,878         1,060,878
       The Cincinnati Indemnity Company...................         5,505            12,678            12,678
       The Cincinnati Casualty Company....................        23,997            52,093            52,093
       The Cincinnati Life Insurance Company..............        53,075           134,283           134,283
       Cincinnati Financial Corporation...................        70,852           147,901           147,901
                                                             ------------     -------------    --------------
       Total..............................................       561,333         1,407,833         1,407,833
                                                             ------------     -------------    --------------
   Nonredeemable preferred stocks
       The Cincinnati Insurance Company...................       290,750           323,105           323,105
       The Cincinnati Casualty Company....................         2,500             2,325             2,325
       The Cincinnati Indemnity Company...................           934               990               990
       The Cincinnati Life Insurance Company..............        72,989            73,817            73,817
       Cincinnati Financial Corporation...................        38,721            41,967            41,967
                                                             ------------     -------------    --------------
       Total..............................................       405,894           442,204           442,204
                                                             ------------     -------------    --------------
TOTAL EQUITY SECURITIES                                       $1,943,206        $7,454,817       $ 7,454,817
                                                             ------------     -------------    --------------
Other Invested Assets:
   Mortgage loans on real estate
       The Cincinnati Life Insurance Company..............    $    3,043            XXXXXX       $     3,043
       CFC-I Investment Company...........................        11,510            XXXXXX            11,510
                                                             ------------                      --------------
       Total..............................................        14,553            XXXXXX            14,553
                                                             ------------                      --------------
   Real estate
       The Cincinnati Life Insurance Company..............         3,808            XXXXXX             3,808
       CFC-I Investment Company...........................           664            XXXXXX               664
                                                             ------------                      --------------
       Total..............................................         4,472            XXXXXX             4,472
                                                             ------------                      --------------
   Policy loans
       The Cincinnati Life Insurance Company..............        22,424            XXXXXX            22,424
                                                             ------------                      --------------
   Notes receivable
       CFC-I Investment Company...........................        16,453            XXXXXX            16,453
                                                             ------------                      --------------
TOTAL OTHER INVESTED ASSETS...............................    $   57,902            XXXXXX       $    57,902
-----------------------------------------------------------  ------------                      --------------

TOTAL INVESTMENTS.........................................    $4,683,767            XXXXXX       $10,324,950
                                                             ============                      ==============

SCHEDULE II               CINCINNATI FINANCIAL CORPORATION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (000 OMITTED)

Condensed Statements of Income (Parent Company Only)
For the Years ended December 31                                 1998              1997             1996
                                                                ----              ----             ----
Income
------
Dividends from Subsidiaries...............................    $   75,000         $ 125,000       $   85,000
Investment Income.........................................        95,106            87,312           81,220
Realized Losses (Gains) on Investments....................           (23)            4,415            2,232
Other.....................................................         2,739                99                0
                                                             ------------     -------------     ------------
   Total .................................................    $  172,822        $  216,826       $  168,452
                                                             ------------     -------------     ------------

Expenses
--------
Interest..................................................    $   27,070        $   20,306       $   20,098
Other.....................................................         9,305             8,568            6,620
                                                             ------------     -------------     ------------
   Total Expenses.........................................        36,375            28,874           26,718
                                                             ------------     -------------     ------------
Income Before Taxes and Earnings of Subsidiaries..........       136,447           187,952          141,734
Applicable Income Taxes...................................         9,372            11,066            9,760
                                                             ------------     -------------     ------------
Net Income Before Change in Undistributed Earnings of
   Subsidiaries...........................................       127,075           176,886          131,974
Increase in Undistributed Earnings of Subsidiaries........       114,492           122,489           91,786
                                                             ------------     -------------     ------------
   Net Income.............................................    $  241,567        $  299,375       $  223,760
                                                             ============     =============     ============

Condensed Balance Sheets (Parent Company Only)
December 31                                                                       1998             1997
                                                                                  ----             ----
Assets
------
Cash.......................................................................     $   21,421       $    6,942
Fixed Maturities, at Fair Value............................................        431,704          427,275
Equity Securities, at Fair Value...........................................      3,823,801        2,915,049
Investment Income Receivable...............................................         21,431           18,569
Inter-Company Dividends Receivable.........................................         20,000           50,000
Equity in Net Assets of Subsidiaries.......................................      2,911,439        2,525,086
Finance Receivables........................................................          4,221            7,829
Other Assets...............................................................         41,778            7,101
                                                                              -------------     ------------
   Total Assets............................................................     $7,275,795       $5,957,851
                                                                              =============     ============
Liabilities
-----------
Notes Payable..............................................................     $        0       $  265,564
Dividends Declared but Unpaid..............................................         25,564           22,704
Federal Income Tax
   Current.................................................................          8,316           10,729
   Deferred................................................................      1,133,387          863,298
5.5% Convertible Senior Debentures Due 2002................................         51,919           58,430
6.9% Senior Debentures Due 2028............................................        419,601                0
Other Liabilities..........................................................         16,072           20,161
                                                                              -------------     ------------
   Total Liabilities.......................................................     $1,654,859       $1,240,886
Stockholders' Equity.......................................................      5,620,936        4,716,965
                                                                              -------------     ------------
   Total Liabilities and Stockholders' Equity..............................     $7,275,795       $5,957,851
                                                                              =============     ============


SCHEDULE II              CINCINNATI FINANCIAL CORPORATION
                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (000 OMITTED)


Condensed Statements of Cash Flows (Parent Company Only)
For the Years ended December 31
                                                           1998                1997                1996
                                                           ----                ----                ----
Operating Activities
--------------------
Net Income............................................   $ 241,567            $ 299,375         $ 223,760
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Amortization........................................        (385)                (624)             (782)
  Increase in Investment Income Receivable............      (2,862)                (228)           (2,602)
  (Decrease) Increase in Current Federal Income
  Taxes Payable.......................................      (2,413)               1,307             1,733
  Provision for Deferred Income Taxes.................         642                  159             1,116
  Decrease (Increase) in Dividends Receivable
  from Subsidiaries...................................      30,000              (29,500)           (7,973)
  (Increase) Decrease in Other Assets.................     (34,677)               3,417            (6,928)
  (Decrease) Increase in Other Liabilities............      (4,089)              11,806             3,391
  Increase in Undistributed Earnings of Subsidiaries..    (114,492)            (122,489)          (91,786)
  Realized Losses (Gains) on Investments..............          23               (4,415)           (2,232)
                                                         ---------            ---------         ---------
Net Cash Provided by Operating Activities.............     113,314              158,808           117,697
                                                         ---------            ---------         ---------

Investing Activities
--------------------

Sale of Fixed Maturity Investments....................      30,805               62,712            78,701
Maturity of Fixed Maturity Investments................      68,396               77,380             6,807
Sale of Equity Security Investments...................       7,125                9,982            36,825
Collection of Finance Receivables.....................       3,608                1,330               -0-
Purchase of Fixed Maturity Investments................    (132,759)            (119,592)         (139,934)
Purchase of Equity Security Investments...............    (116,530)             (40,834)          (52,282)
Investment in Finance Receivables.....................         -0-               (9,159)              -0-
                                                         ---------            ---------         ---------
Net Cash Used in Investing Activities.................    (139,355)             (18,181)          (69,883)
                                                         =========            =========         =========

Financing Activities
--------------------

(Decrease) Increase in Other Short-Term Borrowings....    (265,564)               3,466            41,093
Proceeds from Issue of 6.9% Senior Debentures.........     419,593                    0                 0
Payment of Cash Dividends.............................     (99,522)             (88,405)          (79,203)
Purchase/Issuance of Treasury Shares..................     (24,301)             (60,714)           (8,963)
Proceeds from Stock Options Exercised.................      10,314                6,474             3,399
                                                            ------            ---------         ---------
Net Cash Provided by (Used in) Financing Activities...      40,520             (139,179)          (43,674)
                                                            ------            ---------         ---------
Increase in Cash......................................      14,479                1,448             4,140
Cash at Beginning of Year.............................       6,942                5,494             1,354
Cash at End of Year...................................   $  21,421            $   6,942         $   5,494
                                                         =========            =========         =========

SCHEDULE III

                CINCINNATI FINANCIAL CORPORATION & SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
               FOR YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (000 omitted)

         Column A                     Column B         Column C     Column D     Column E      Column F     Column G     Column H
         --------                     --------         --------     --------     --------      --------     --------     --------
                                                        Future
                                                        Policy
                                                       Benefits                   Other                                  Benefits,
                                      Deferred          Losses,                  Policy                                    Claims
                                       Policy          Claims &                 Claims &                      Net         Losses &
                                     Acquisition        Expense     Unearned     Benefits      Premium     Investment    Settlement
Segment                                 Cost            Losses      Premiums     Payable       Revenue      Income(3)     Expenses
-----------------------------------------------------------------------------------------------------------------------------------
1998
Commercial Lines Insurance .........   $       --(3)   $1,644,823   $  287,148   $    --(3)    $1,019,463   $     --     $  725,621
Personal Lines Insurance ...........           --(3)      333,637      171,722        --(3)       523,176         --        427,262
                                       ----------      ----------   ----------   -------       ----------   --------     ----------
  Total Property/Liability Insurance       86,611       1,978,460      458,870    50,422        1,542,639         --      1,152,883

Life/Health Insurance ..............       56,285         544,093          825    15,480           70,096         --         68,235
                                       ----------      ----------   ----------   -------       ----------   --------     ----------
Grand Total ........................   $  142,896      $2,522,553   $  459,695   $65,902       $1,612,735   $     --     $1,221,118
                                       ==========      ==========   ==========   =======       ==========   ========     ==========

1997
Commercial Lines Insurance .........   $       --(3)   $1,567,436   $  285,401   $    --(3)    $  983,761   $     --     $  624,639
Personal Lines Insurance ...........           --(3)      321,447      156,677        --(3)       469,765         --        370,847
  Total Property/Liability Insurance       83,759       1,888,883      442,078    24,614        1,453,526         --        995,486
                                       ----------      ----------   ----------   -------       ----------   --------     ----------

Life/Health Insurance ..............       51,554         491,374          976    14,110           62,852         --         59,438
                                       ----------      ----------   ----------   -------       ----------   --------     ----------
Grand Total ........................   $  135,313      $2,380,257   $  443,054   $38,724       $1,516,378   $     --     $1,054,924
                                       ==========      ==========   ==========   =======       ==========   ========     ==========

1996
Commercial Lines Insurance .........   $       --(3)   $1,528,093   $  282,796   $    --(3)    $  947,007   $     --     $  669,169
Personal Lines Insurance ...........           --(3)      296,203      141,691        --(3)       419,537         --        362,086
                                       ----------      ----------   ----------   -------       ----------   --------     ----------
  Total Property/Liability Insurance       79,914       1,824,296      424,487    35,500        1,366,544         --      1,031,255

Life/Health Insurance ..............       47,674         448,969        1,263    12,683           56,353         --         55,850
                                       ----------      ----------   ----------   -------       ----------   --------     ----------
Grand Total ........................   $  127,588      $2,273,265   $  425,750   $48,183       $1,422,897   $     --     $1,087,105
                                       ==========      ==========   ==========   =======       ==========   ========     ==========

         Column A                       Column I        Column J     Column K
         --------                       --------        --------     --------


                                       Amortization
                                       of Deferred
                                          Policy         Other
                                       Acquisition     Operating      Premium
Segment                                   Costs         Expenses      Written
-------------------------------------------------------------------------------
1998
Commercial Lines Insurance .........    $       --(3)   $     --(3)  $1,019,786
Personal Lines Insurance ...........            --(3)         --(3)     537,795
                                        ----------      --------     ----------
  Total Property/Liability Insurance       365,183        91,414      1,557,581

Life/Health Insurance ..............        11,465        20,655          8,392(4)
                                        ----------      --------     ----------
Grand Total ........................    $  376,648      $112,069     $1,565,973
                                        ==========      ========     ==========

1997
Commercial Lines Insurance .........    $       --(3)   $     --(3)  $  987,446
Personal Lines Insurance ...........            --(3)         --(3)     484,157
  Total Property/Liability Insurance       305,336       130,960      1,471,603
                                        ----------      --------     ----------

Life/Health Insurance ..............         9,056        17,737          8,112(4)
                                        ----------      --------     ----------
Grand Total ........................    $  314,392      $148,697     $1,479,715
                                        ==========      ========     ==========

1996
Commercial Lines Insurance .........    $       --(3)   $     --(3)  $  952,791
Personal Lines Insurance ...........            --(3)         --(3)     430,734
                                        ----------      --------     ----------
  Total Property/Liability Insurance       287,222        98,844      1,383,525

Life/Health Insurance ..............         7,890        16,879          7,652(4)
                                        ----------      --------     ----------
Grand Total ........................    $  295,112      $115,723     $1,391,177
                                        ==========      ========     ==========

Notes to Schedule III:
----------------------

(1) The sum of columns C, D, & E is equal to the sum of Losses and loss expense reserves, Life policy reserves, and Unearned premium reserves reported in the Company's consolidated balance sheets.

(2) The sum of columns I & J is equal to the sum of Commissions, Other operating expenses, Taxes, licenses, and fees, Increase in deferred acquisition costs, and other expenses shown in the consolidated statement of income, less other expenses not applicable to the above insurance segments.

(3) This segment information is not regularly allocated to segments and reviewed by Company management in making decisions about resources to be allocated to the segments and assess their performance.

(4) Amounts represent written premiums on accident and health insurance business only.

SCHEDULE IV     CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                                   REINSURANCE
               FOR YEARS ENDING DECEMBER 31, 1998, 1997, AND 1996
                                  (000 omitted)

Column A                                  Column B         Column C     Column D          Column E        Column F
--------                                  --------         --------     --------          --------        --------

                                                          Ceded to       Assumed from                    Percentage of
                                            Gross           Other           Other           Net          Amount Assumed
                                            Amount        Companies        Companies       Amount            to Net
------------------------------------------------------------------------------------------------------------------------
1998
----
Life Insurance in Force ............     $13,048,209     $ 3,080,996     $    11,647     $ 9,978,860              .1%
                                         ===========     ===========     ===========     ===========
Premiums
Commercial Lines Insurance .........     $ 1,055,769     $    74,251     $    37,945     $ 1,019,463             3.7%

Personal Lines Insurance ...........         544,153          21,822             845         523,176              .2%
                                         -----------     -----------     -----------     -----------
  Total Property/Liability Insurance       1,599,922          96,073          38,790       1,542,639             2.5%
                                         -----------     -----------     -----------     -----------
Life/Health Insurance ..............          75,657           5,682             121          70,096              .2%
                                         -----------     -----------     -----------     -----------

Grand Total Premiums ...............     $ 1,675,579     $   101,755     $    38,911     $ 1,612,735             2.4%
                                         ===========     ===========     ===========     ===========

1997
----
Life Insurance in Force ............     $10,844,743     $ 1,313,957     $    13,631     $ 9,544,417              .1%
                                         ===========     ===========     ===========     ===========
Premiums
Commercial Lines Insurance .........     $ 1,016,586     $    74,137     $    41,157     $   983,606             4.2%
Personal Lines Insurance ...........         489,643          20,260             537         469,920              .1%
                                         -----------     -----------     -----------     -----------
  Total Property/Liability Insurance       1,506,229          94,397          41,694       1,453,526             2.9%
                                         -----------     -----------     -----------     -----------
Life/Health Insurance ..............          68,073           5,357             136          62,852              .2%
                                         -----------     -----------     -----------     -----------
Grand Total Premiums ...............     $ 1,574,302     $    99,754     $    41,830     $ 1,516,378             2.8%
                                         ===========     ===========     ===========     ===========
1996
----
Life Insurance in Force ............     $ 9,775,948     $ 1,272,331     $    15,919     $ 8,519,536              .2%
                                         ===========     ===========     ===========     ===========
Premiums
Commercial Lines Insurance .........     $   978,460     $    72,219     $    40,681     $   946,922             4.3%

Personal Lines Insurance ...........         438,341          19,177             458         419,622              .1%
                                         -----------     -----------     -----------     -----------
  Total Property/Liability Insurance       1,416,801          91,396          41,139       1,366,544             3.0%
                                         -----------     -----------     -----------     -----------
Life/Health Insurance ..............          60,994           4,749             108          56,353              .2%
                                         -----------     -----------     -----------     -----------
Grand Total Premiums ...............     $ 1,477,795     $    96,145     $    41,247     $ 1,422,897             2.9%
                                         ===========     ===========     ===========     ===========

SCHEDULE VI

                 CINCINNATI FINANCIAL CORPORATION & SUBSIDIARIES
   SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
                FOR YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                  (000 omitted)


Column A       Column B      Column C     Column D   Column E   Column F    Column G
--------       --------      --------     --------   --------   --------    --------


                             Reserves
                            for Unpaid
                Deferred    Claims and    Discount,
Affiliation      Policy       Claim        if any,                              Net
  with        Acquisition   Adjustment   Deducted in  Unearned    Earned     Investment
Registrant       Costs       Expenses     Column C    Premiums   Premiums     Income
------------------------------------------------------------------------------------------
Consolidated
Property-Casualty
Entities

1998           $86,611      $1,978,460       $0       $458,870   $1,542,639    $203,919
====           =======      ==========       ==       ========   ==========    ========


1997           $83,759      $1,888,883       $0       $442,078   $1,453,526    $199,427
====           =======      ==========       ==       ========   ==========    ========


1996           $79,914      $1,824,296       $0       $424,487   $1,366,544    $190,318
====           =======      ==========       ==       ========   ==========    ========



Column A       Column B      Column C     Column D   Column E   Column F    Column G
--------       --------      --------     --------   --------   --------    --------


                                                Amortization
                       Claims and Claim             of
                     Adjustment Expenses          Deferred      Paid Claims
Affiliation           Incurred Related to         Policy         and Claim
  with                  (1)       (2)           Acquisition      Adjustment  Premiums
Registrant         Current Year  Prior Years       Costs          Expenses    Written
----------------------------------------------------------------------------------------
Consolidated
Property-Casualty
Entities

1998                $1,306,194   $(153,311)      $365,183      $1,089,208   $1,557,581
====                ==========   =========       ========      ==========   ==========


1997                $1,115,140   $(119,654)      $305,336        $921,253   $1,471,603
====                ==========   =========       ========      ==========   ==========


1996                $1,183,251   $(151,996)      $287,222        $909,582   $1,383,525
====                ==========   =========       ========      ==========   ==========

                                Index of Exhibits


Exhibit 11--Statement recomputation of per share earnings for the years ended
            December 31, 1998, 1997, and 1996

Exhibit 13--Material incorporated by reference from the annual report of the registrant to its shareholders for the year ended December 31,
            1998

Exhibit 21--Subsidiaries of the registrant--information contained in Part I of this report

Exhibit 22--Notice of Annual Meeting of Shareholders and Proxy Statement
            dated March 1, 1999--incorporated by reference to such document previously filed with Securities and Exchange Commission, Washington, D.C., 20549

Exhibit 23--Independent Auditors' Consent

Exhibit 27--Financial Data Schedule

                                   SIGNATURES


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


                        CINCINNATI FINANCIAL CORPORATION


          Signature                     Title                    Date
          ---------                     -----                    ----

/s/  Robert B. Morgan                   Chief Executive          March 12, 1999
------------------------               Officer, President
     Robert B. Morgan                    and Director


/s/  Theodore F. Elchynski           Senior Vice President       March 12, 1999
---------------------------         Chief Financial Officer
     Theodore F. Elchynski           Treasure and Secretary
                                  (Principal Financial Officer)
                                 (Principal Accounting Officer)

/s/  William F. Bahl                    Director                 March 12, 1999
--------------------------
     William F. Bahl


                                        Director                 March   ,1999
--------------------------
     Michael Brown


/s/  Richard Burridge                   Director                 March 12, 1999
--------------------------
     Richard Burridge


-------------------------               Director                 March   , 1999
     John E. Field


-------------------------               Director                 March   , 1999
     William R. Johnson


/s/  Kenneth C. Lichtendahl             Director                 March 12, 1999
----------------------------
     Kenneth C. Lichtendahl


----------------------------           Senior Vice President     March   , 1999
     James G. Miller                 Chief Investment officer
                                            and Director

         Signature                          Title                     Date
         ---------                          -----                     ----



/S/     Jackson H. Randolph                   Director            March 12, 1999
----------------------------------
        Jackson H. Randolph


/S/     John J. Schiff, Jr.               Chairman of the         March 12, 1999
----------------------------------           Board and
        John J. Schiff, Jr.                  Director


                                              Director            March   , 1999
----------------------------------
        Robert C. Schiff


/S/     Thomas R. Schiff                      Director            March 12, 1999
----------------------------------
        Thomas R. Schiff


                                              Director            March   , 1999
----------------------------------
       Frank J. Schultheis


/S/       Larry R. Webb                       Director            March 12, 1999
----------------------------------
          Larry R. Webb


/S/       Alan R. Weiler                      Director            March 12, 1999
----------------------------------
          Alan R. Weiler


                                              Director            March   , 1999
----------------------------------
          E. Anthony Woods