Form 10-Q
period 1999-03-31
CINCINNATI FINANCIAL CORP
filed 1999-05-13
CIK 20286

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                             -----------------------

                                    FORM 10-Q



        X        Quarterly Report Under Section 13 or 15 (d) of the
       ---       Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1999

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

   $2.00 Par Common--165,112,000 shares outstanding at March 31, 1999

   $50,837,000 of 5.5% Convertible Senior Debentures Due 2002

   $419,604,000 of 6.9% Senior Debentures Due 2028

                                     PART I
                                     ------

ITEM 1.       FINANCIAL STATEMENTS

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      (000's omitted)

                                                         (Unaudited)
                                                           March 31,     December 31,
                                                             1999            1998
                                                         ------------    ------------
ASSETS
------
Investments
   Fixed Maturities (Cost: 1999--$2,690,314;
      1998--$2,682,659) ..............................   $  2,782,252    $  2,812,231
   Equity Securities (Cost: 1999--$1,968,242;
      1998--$1,943,206) ..............................      7,224,132       7,454,817
   Other Invested Assets .............................         59,241          57,902
Cash .................................................         60,187          58,611
Investment Income Receivable .........................         77,581          76,773
Finance Receivables ..................................         31,798          32,107
Premiums Receivable ..................................        167,003         164,412
Reinsurance Receivable ...............................        139,112         135,991
Prepaid Reinsurance Premiums .........................         23,711          26,435
Deferred Acquisition Costs Pertaining to Unearned
   Premiums and to Life Policies in Force ............        142,998         142,896
Land, Buildings and Equipment for Company Use (at Cost
   Less Accumulated Depreciation) ....................         50,329          53,639
Other Assets .........................................         96,861          70,689
                                                         ------------    ------------

      Total Assets ...................................   $ 10,855,205    $ 11,086,503
                                                         ============    ============

LIABILITIES
-----------
Insurance Reserves:
   Losses and Loss Expenses ..........................   $  2,093,085    $  2,054,725
   Life Policy Reserves ..............................        543,610         533,730
Unearned Premiums ....................................        455,938         459,695
Notes Payable ........................................         10,000             -0-
5.5% Convertible Senior Debentures Due 2002 ..........         50,837          51,919
6.9% Senior Debentures Due 2028 ......................        419,604         419,601
Federal Income Taxes
   Current ...........................................         30,579           9,740
   Deferred ..........................................      1,703,073       1,809,003
Other Liabilities ....................................        141,518         127,154
                                                         ------------    ------------

      Total Liabilities ..............................      5,448,244       5,465,567
                                                         ------------    ------------

SHAREHOLDERS' EQUITY
--------------------
Common Stock, $2 per Share; Authorized 200,000
   Shares; Issued 1999--170,608; 1998--170,435
   Shares; Outstanding 1999--165,112; 1998--166,681
   Shares ............................................        341,216         340,871
Paid-In Capital ......................................        220,724         218,328
Retained Earnings ....................................      1,517,269       1,480,914
Accumulated Other Comprehensive Income ...............      3,487,337       3,678,019
                                                         ------------    ------------
                                                            5,566,546       5,718,132
Less Treasury Shares at Cost (1999--5,496 Shares;
   1998--3,754 Shares) ...............................       (159,585)        (97,196)
                                                         ------------    ------------
      Total Shareholders' Equity .....................      5,406,961       5,620,936
                                                         ------------    ------------
         Total Liabilities and Shareholders' Equity ..   $ 10,855,205    $ 11,086,503
                                                         ============    ============

Accompanying notes are an integral part of these financial statements.

10Q/sa

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS FOR INCOME
                                   (UNAUDITED)

                                            (000's omitted except per share data)

                                                  Three Months Ended March 31,
Revenues:                                            1999               1998
                                                   --------           --------
Premiums Earned:
   Property and Casualty ...................   $       396,097    $       378,400
   Life ....................................            15,532             14,128
   Accident and Health .....................             2,171              2,064
                                               ---------------    ---------------
      Net Premiums Earned ..................           413,800            394,592
 Investment Income, Less Expenses ..........            95,816             90,300
 Realized Gain on Investments ..............            24,746             25,642
 Other Income ..............................             2,297              2,020
                                               ---------------    ---------------

   Total Revenues ..........................           536,659            512,554
                                               ---------------    ---------------


Benefits & Expenses:
  Insurance Losses and Policyholder Benefits           324,466            270,131
  Commissions ..............................            72,915             70,211
  Other Operating Expenses .................            37,807             36,121
  Taxes, Licenses & Fees ...................            10,208             12,821
  Increase in Deferred Acquisition Costs
      Pertaining to Unearned Premiums
      and to Life Policies in Force ........              (102)                 9
  Interest Expense .........................             7,785              5,338
  Other Expenses ...........................             1,519              1,590
                                               ---------------    ---------------
   Total Benefits & Expenses ...............           454,598            396,221
                                               ---------------    ---------------

Income Before Income Taxes .................            82,061            116,333
                                               ---------------    ---------------
Provision for Income Taxes:
 Current ...................................            20,839             31,927
 Deferred ..................................            (3,255)               228
                                               ---------------    ---------------

   Total Provision for Income Taxes ........            17,584             32,155
                                               ---------------    ---------------

Net Income .................................   $        64,477    $        84,178
                                               ===============    ===============

Average Shares Outstanding .................           166,102            166,601
                                               ===============    ===============

Average Shares Outstanding (diluted) .......           171,116            172,538
                                               ===============    ===============

Per Common Share:

     Net Income ............................   $           .39    $           .51
                                               ===============    ===============

     Net Income (diluted) ..................   $           .38    $           .49
                                               ===============    ===============

     Cash Dividends Declared ...............   $         .1700    $         .1533
                                               ===============    ===============

Accompanying notes are an integral part of these financial statements.

10Q/sa

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                                                 (000's omitted)
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                   ------------------------------------------

                                                                                              Accumulated
                                                                                                 Other              Total
                        Common        Stock     Treasury      Paid-In        Retained         Comprehensive     Shareholders'
                        Shares       Amount       Stock       Capital        Earnings           Income             Equity
                       --------      ------     --------      -------        --------          --------           -------
Bal. Dec. 31,
  1997                  169,391     $338,782     $ (72,585)   $ 203,282      $1,341,730        $ 2,905,756         $4,716,965
                                                                                                                   ----------

Net Income                                                                       84,178                                84,178

Change in Unreal.
  Gains Net of
  Inc. Taxes of
  $152,599                                                                                         283,397            283,397
                                                                                                                     --------

Comprehensive
   Income                                                                                                             367,575

Div. Declared                                                                   (25,567)                              (25,567)

Purchase/Issuance of
  Treasury Shares                                       16           14                                                    30

Stock Options
  Exercised                 281          562                      4,142                                                 4,704
Conversion of
   Debentures               115          230                      1,478                                                 1,708
                       --------    ---------    ----------    ---------     -----------        -----------         ----------

Bal. March 31,
  1998                  169,787     $339,574     $ (72,569)   $ 208,916     $ 1,400,341        $ 3,189,153         $5,065,415
                        =======     ========     =========    =========     ===========        ===========         ==========

Bal. Dec. 31,
  1998                  170,435     $340,871     $ (97,196)   $ 218,328     $ 1,480,914        $ 3,678,019         $5,620,936
                                                                                                                   ----------

Net Income                                                                       64,477                                64,477

Change in Unreal.
  Gains Net of
  Inc. Taxes of
  $102,675                                                                                        (190,682)          (190,682)
                                                                                                                   -----------

Comprehensive
   Income                                                                                                            (126,205)

Div. Declared                                                                   (28,122)                              (28,122)

Purchase/Issuance of
  Treasury Shares                                  (62,389)           7                                               (62,382)

Stock Options
  Exercised                 100          200                      1,453                                                 1,653
Conversion of
  Debentures                 73          145                        936                                                 1,081
                       --------    ---------    ----------    ---------     -----------        -----------         ----------

Bal. March 31,
  1999                  170,608    $ 341,216    $ (159,585)   $ 220,724     $ 1,517,269        $ 3,487,337         $5,406,961
                       ========    =========    ==========    =========     ===========        ===========         ==========


Accompanying notes are an integral part of these financial statements.

10Q/sa

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   (000's omitted )

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                 1999            1998
                                                                 ----            ----
Cash flows from operating activities:
   Net income ...........................................   $     64,477    $     84,178
   Adjustments to reconcile operating income to net cash
      provided by operating activities:

      Depreciation and amortization .....................          3,345           2,626
      Increase in investment income receivable ..........           (808)           (352)
      Increase in premiums receivable ...................         (2,591)         (1,987)
      Increase in reinsurance receivable ................         (3,121)           (898)
      Decrease (increase) in prepaid reinsurance premiums          2,724            (368)
      (Increase) decrease in deferred acquisition costs .           (102)              9
      Decrease in accounts receivable ...................         15,896           3,811
      (Increase) decrease in other assets ...............        (10,063)          3,663
      Increase in loss and loss expense reserves ........         38,360          31,557
      Increase in life policy reserves ..................          9,880          11,814
      Decrease in unearned premiums .....................         (3,757)         (2,357)
      Increase (decrease) in other liabilities ..........         11,805          (4,327)
      (Decrease) increase in deferred income taxes ......         (3,255)            228
      Realized gains on investments .....................        (24,746)        (25,642)
      Increase in current income taxes ..................         20,839          27,394
      Other .............................................         13,280          (5,645)
                                                            ------------    ------------
         Net cash provided by operating activities ......        132,163         123,704
                                                            ------------    ------------

Cash flows from investing activities:

      Sale of fixed maturities ..........................         13,416           3,034
      Call or maturity of fixed maturities investments ..         88,301          79,408
      Sale of equity securities investments .............         65,565          80,437
      Collection of finance receivables .................          3,718           3,426
      Purchase of fixed maturities investments ..........       (106,877)       (123,074)
      Purchase of equity securities investments .........        (67,859)       (142,547)
      Investment in land, buildings and equipment .......        (45,721)         (5,946)
      Investment in finance receivables .................         (3,409)         (3,928)
      Investment in other invested assets ...............         (1,428)         (1,359)
                                                            ------------    ------------
         Net cash used in investing activities ..........        (54,294)       (110,549)
                                                            ------------    ------------

Cash flows from financing activities:
      Proceeds from stock options exercised .............          1,653           4,704
      Purchase/Issuance of treasury shares ..............        (62,382)             30
      Increase in notes payable .........................         10,000             542
      Payment of cash dividends to shareholders .........        (25,564)        (22,704)
                                                            ------------    ------------
         Net cash used in financial activities ..........        (76,293)        (17,428)
                                                            ------------    ------------

Net increase (decrease) in cash .........................          1,576          (4,273)
Cash at beginning of period .............................         58,611          80,168
                                                            ------------    ------------

Cash at end of period ...................................   $     60,187    $     75,895
                                                            ============    ============

Supplemental disclosures of cash flow information
   Interest paid ........................................   $          0    $      4,248
   Income taxes paid ....................................   $          0    $          0

Accompanying notes are an integral part of these financial statements.

10Q/sa

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE I - ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the Company and all of its subsidiaries, each of which is wholly owned, and are presented in conformity with generally accepted accounting principles. All significant inter-company investments and transactions have been eliminated in consolidation. The December 31, 1998 consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by generally accepted accounting principles.

INVESTMENTS--Fixed maturities and equity securities have been classified as available for sale and are carried at fair values at March 31, 1999 and December 31, 1998.

UNREALIZED GAINS AND LOSSES (000's omitted)--The increases (decreases) in unrealized gains for fixed maturities and equity securities (net of income tax effect) for the three-month periods ended March 31 are as follows:

                                        Fixed                     Equity
                                     Maturities                 Securities                Total
                                     ----------                 ----------                -----
             1999                   $   (24,463)               $ (166,219)             $ (190,682)
             ----

             1998                   $    (1,126)               $  284,523              $  283,397
             ----

Such amounts are included as additions to and deductions from shareholders' equity.

REINSURANCE (000's omitted)--Premiums earned are net of $26,565 and $24,054 of premium on ceded business for March 31, 1999 and 1998, respectively. Insurance losses and policyholder benefits in the accompanying consolidated statements of income are net of $11,289 and $11,954 reinsurance recoveries for March 31, 1999 and 1998, respectively.

NOTE II - STOCK OPTIONS

The Company has primarily qualified stock option plans under which options are granted to employees of the Company at prices which are not less than market price at the date of grant and which are exercisable over ten-year periods. On March 31, 1999, outstanding options for Stock Option Plan No. III totalled 49,614 shares with a purchase price of $7.34, outstanding options for Stock Plan No. IV totalled 2,621,591 shares with purchase prices ranging from a low of $7.46 to a high of $42.88, outstanding options for Stock Plan V totalled 1,444,405 shares with purchase prices ranging from a low of $20.48 to a high of $45.38 and outstanding options for Stock Plan VI totalled 1,393,500 shares with purchase prices ranging from a low of $33.75 to a high of $37.88.

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

NOTE IV - SEGMENT INFORMATION

The Company is organized and operates principally in two industries and has four reportable segments--commercial lines property and casualty insurance, personal lines property and casualty insurance, life insurance and investment operations. The accounting policies of the segments are the same as those described in Note I - Accounting Policies. Revenue is primarily from unaffiliated customers. Identifiable assets by segment are those assets, including investment securities, used in the Company's operations in each industry. Corporate and other identifiable assets are principally cash and marketable securities. Segment information, for which results are regularly reviewed by Company management in making decisions about resources to be allocated to the segments and assess their performance, is summarized as follows (000's omitted):

                                              Quarter Ended March 31,
                                               1999            1998
                                              ---------------------

REVENUES
   Commercial lines insurance .........   $    258,455    $    251,563
   Personal lines insurance ...........        137,642         126,837
   Life insurance .....................         17,703          16,192
   Investment operations ..............        120,562         115,942
   Corporate and other ................          2,297           2,020
                                          ------------    ------------

       Total revenues .................   $    536,659    $    512,554
                                          ============    ============

INCOME BEFORE INCOME TAXES
   Property and casualty insurance ....   $    (20,836)   $     15,295
   Life insurance .....................            138             355
   Investment operations ..............        112,883         108,691
   Corporate and other ................        (10,124)         (8,008)
                                          ------------    ------------

       Total income before income taxes   $     82,061    $    116,333
                                          ============    ============

IDENTIFIABLE ASSETS
   Property and casualty insurance ....   $  5,471,113    $  5,240,650
   Life insurance .....................      1,193,610       1,149,587
   Corporate and other ................      4,190,482       3,670,486
                                          ------------    ------------

       Total identifiable assets ......   $ 10,855,205    $ 10,060,723
                                          ============    ============

NOTE V - FINANCIAL ACCOUNTING PRONOUNCEMENTS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - SFAS No. 133 "Accounting For Derivative Instruments and Hedging Activities" is effective for the Company in 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The effects of the Statement to the Company are not yet known.


10Q/sa

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (000's omitted)

This Management Discussion is intended to supplement the data contained in the financial statements and related notes of Cincinnati Financial Corporation and subsidiaries. The following discussion, related consolidated financial statements and accompanying notes contain certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed. Factors that could cause or contribute to such differences include, but are not limited to: unusually high levels of catastrophe losses due to changes in weather patterns or other natural causes; changes in insurance regulations or legislation that place the Company at a disadvantage in the marketplace; recession or other economic conditions resulting in lower demand for insurance products; sustained decline in overall stock market values negatively impacting the Company's equity portfolio and the ability to generate investment income; and the potential inability of the Company and/or the independent agencies with which it works to complete the necessary information system changes required to handle the Year 2000 issue. Readers are cautioned that the Company undertakes no obligation to review or update the forward-looking statements included in this material.

Premiums earned for the three months ended March 31, 1999 have increased $19,208 (5%) over the three months ended March 31, 1998. For our property and casualty insurance companies, gross written premiums increased $18,426 and gross earned premiums increased by $19,878. The growth rate of our property and casualty subsidiaries on a gross written and earned basis is less than last year. The growth rate is less than last year because the increase in new business and some rate increases on personal lines business were offset by a continued soft commercial lines market and lower premiums on workers' compensation coverages. The premium volume of our life and health company has increased approximately 9% as the Company had increases in both life and health insurance production. The premium growth in our life subsidiary is mainly attributable to increased sales of both traditional and work site marketing products. For the three-month period ended March 31, 1999, investment income, net of expenses, has increased $5,516 (6%) when compared with the first three months of 1999. This increase is the result of the growth of the investment portfolio because of investing cash flows from operations and dividend increases from equity securities.

Realized gains on investments for the three months ended March 31, 1999 amounted to $24,746 compared to $25,642 for the comparable three-month period ended March 31, 1998. The realized gains are predominantly the result of the sale of equity securities and management's decision to realize the gains and reinvest the proceeds at higher yields. Other equity securities are sold at the discretion of management and reinvested in other equity securities.

Insurance losses and policyholder benefits (net of reinsurance recoveries) increased $54,335 (20%) for the first three months of 1999 over the same period in 1998. Property and casualty company losses increased $54,190 in the first quarter of 1999, compared to the first quarter of 1998. Catastrophic claims were higher by $20,522 in the same period. Policyholder benefits increased $145 over the first quarter of 1998 in the life insurance subsidiary.

Commission expenses increased $2,704 for the first quarter of 1999 compared to the same period of 1998. The increase for the year matches the premium growth. Other operating expenses increased $1,686 for the three-month period ended March 31, 1999 compared to the same period for 1998. The increase is attributable to increases in staff and costs associated to our investment in infrastructure to support future growth. Taxes, licenses, and fees decreased $2,613 for the first quarter of 1999, compared to the first quarter of 1998. The decrease is attributable to decreases in tax rates in our domicile state Ohio, and related lower retaliatory taxes. Interest expense increased $2,447 for the three-month period ended March 31, 1999 compared to the same period for 1998. The increase is attributable to increased debt and to the higher interest rate of the 30-year senior debenture compared to short-term debt previously held.

Provision for income taxes, current and deferred, have decreased by $14,571 for the first three months of 1999 compared to the first three months of 1998. The decrease in federal taxes is attributable to lower income before taxes and a decrease in the effective tax rate from 27.64% to 21.43% at March 31, 1998 and 1999.

In the first quarter of 1999, the Company experienced a decrease in gains unrealized in investments, compared to an increase in unrealized gains in investments in the first quarter of 1998, resulting in comprehensive income of $(126,205) in 1999, compared to $367,575 in 1998.

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

                                           % of Hardware/Software Applications Year 2000 Compliant
                                           -------------------------------------------------------

                                                Actual as of                 Planned as of
                                                March 31, 1999               June 30, 1999
                                                --------------               -------------
Mission critical systems                             95%                          100%
All other systems                                    95%                          100%

We have identified computer systems (both hardware and software), including equipment with embedded computer chips, that were not Year 2000 compliant; determined what revisions or replacements would be needed to achieve compliance; prioritized and proceeded to implement those revisions or replacements; instituted testing procedures to ensure that the revisions and fixes are operational; and moved the compliant systems into production. As of March 31, 1999, approximately 95% of the applications have either been modified to be compliant or have been replaced by purchased compliant systems. Additional in-depth testing, both internal and third-party related, is planned into 1999. We believe that all critical systems will be Year 2000 compliant by June 30, 1999.

As part of the overall review of Year 2000, the Company is verifying with certain key outside vendors, and with others where a significant business relationship exists to determine their Year 2000 compliance status and plans. Because the Company markets products through independent agencies, it is of paramount importance that those approximately 1,000 agencies (1,300 offices) successfully transition to a Year 2000 compliant processing system. We are actively working with those agencies. As of March 31, 1999, nearly all of the agencies' processing systems have either been made compliant or the agencies have plans to get them compliant by June 30, 1999. Phone and personal interviews are being used to verify the progress of the agencies.

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

We have budgeted $9.5 million pretax to resolve the Year 2000 issues. This would encompass the costs of modifications, the salaries of the associates primarily assigned to this effort and the fees of outside consultants for this effort. As of March 31, 1999, the Company has incurred approximately $8.8 million of these costs. The expenses incurred during the first three months of 1999 were approximately $.9 million.

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

On February 6, 1999, the Board authorized repurchase of up to seventeen million of the Company's outstanding shares, with the intent to complete the repurchase by December 31, 2000. This authorization supersedes the previous authorization of nine million shares. As of March 31, 1999, the Company has repurchased 1,742 shares, leaving 15,258 future repurchased shares authorized.


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

On April 3, 1999, shareholders voted on and approved Stock Option Plan No. VI.


ITEM 5.        Other Information
               -----------------

               No matters to report.


ITEM 6.        Exhibits and Reports on Form 8-K
               --------------------------------

                (a)  Exhibits included:

                     Exhibit 11--Statement re Computation of Per Share Earnings.
                     Exhibit 27--Financial Data Schedule

                (b) The Company was not required to file any reports on Form 8-K during the quarter ended March 31, 1999.

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

                                                CINCINNATI FINANCIAL CORPORATION
                                                --------------------------------
                                                (Registrant)

Date        May 10, 1999
    -------------------------

                                                 By/s/ T.F. Elchynski
                                                 -------------------------------
                                                 T.F. Elchynski
                                                 Senior Vice President and Chief
                                                   Financial Officer
                                                 (Principal Financial Officer)


10Q/sa