Form 10-Q
period 1999-06-30
CINCINNATI FINANCIAL CORP
filed 1999-08-12
CIK 20286

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                              --------------------


                                    FORM 10-Q



                  X        Quarterly Report Under Section 13 or 15 (d) of the
                 ---       Securities Exchange Act of 1934

                           For the Quarterly Period Ended June 30, 1999

                 --- Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


                              --------------------


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


                    YES   X  .          NO      .
                        -----              -----

Securities registered pursuant to Section 12(g) of the Act:

      $2.00 Par Common--165,048,000 shares outstanding at June 30, 1999

      $43,073,000 of 5.5% Convertible Senior Debentures Due 2002

      $419,607,000 of 6.9% Senior Debentures Due 2028

                                     PART I

ITEM 1.       FINANCIAL STATEMENTS

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            (000's omitted)
                                                           (Unaudited)
                                                             June 30,        December 31,
                                                               1999              1998
                                                           ------------      ------------
ASSETS
------
Investments
   Fixed Maturities (Cost: 1999--$2,700,584;
     1998--$2,682,659) ...............................     $  2,712,676      $  2,812,231
   Equity Securities (Cost: 1999--$2,003,322;
     1998--$1,943,206) ...............................        7,472,158         7,454,817
   Other Invested Assets .............................           61,380            57,902
Cash .................................................           66,252            58,611
Investment Income Receivable .........................           77,921            76,773
Finance Receivables ..................................           32,084            32,107
Premiums Receivable ..................................          175,901           164,412
Reinsurance Receivable ...............................          138,834           135,991
Prepaid Reinsurance Premiums .........................           23,151            26,435
Deferred Acquisition Costs Pertaining to Unearned
   Premiums and to Life Policies in Force ............          143,793           142,896
Land, Buildings and Equipment for Company Use
   (at Cost Less Accumulated Depreciation) ...........           70,357            53,639
Other Assets .........................................           89,028            70,689
                                                           ------------      ------------

      Total Assets ...................................     $ 11,063,535      $ 11,086,503
                                                           ============      ============

LIABILITIES
Insurance Reserves:
   Losses and Loss Expenses ..........................     $  2,078,818      $  2,054,725
   Life Policy Reserves ..............................          538,048           533,730
Unearned Premiums ....................................          460,143           459,695
Notes Payable ........................................           50,000               -0-
5.5% Convertible Senior Debentures Due 2002 ..........           43,073            51,919
6.9% Senior Debentures Due 2028 ......................          419,607           419,601
Federal Income Taxes
   Current ...........................................           44,099             9,740
   Deferred ..........................................        1,747,610         1,809,003
Other Liabilities ....................................          148,625           127,154
                                                           ------------      ------------

      Total Liabilities ..............................        5,530,023         5,465,567
                                                           ------------      ------------

SHAREHOLDERS' EQUITY
Common Stock, $2 per Share; Authorized 200,000
   Shares; Issued 1999--171,288; 1998--170,435
   Shares; Outstanding 1999--165,048; 1998--166,681
   Shares ............................................          342,577           340,871
Paid-In Capital ......................................          230,072           218,328
Retained Earnings ....................................        1,575,445         1,480,914
Accumulated Other Comprehensive Income ...............        3,573,853         3,678,019
                                                           ------------      ------------
                                                              5,721,947         5,718,132
Less Treasury Shares at Cost (1999--6,240 Shares;
   1998--3,754 Shares) ...............................         (188,435)          (97,196)
                                                           ------------      ------------
      Total Shareholders' Equity .....................        5,533,512         5,620,936
                                                           ------------      ------------
         Total Liabilities and Shareholders' Equity ..     $ 11,063,535      $ 11,086,503
                                                           ============      ============



Accompanying notes are an integral part of these financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS FOR INCOME
                                   (UNAUDITED)

                                                             (000's omitted except per share data)

                                                   Six Months Ended June 30,        Three Months Ended June 30,
Revenues:                                           1999             1998             1999             1998
                                                 -----------      -----------      -----------      -----------
Premiums Earned:
   Property and Casualty .....................   $   804,637      $   758,459      $   408,540      $   380,059
   Life ......................................        32,336           30,397           16,804           16,269
   Accident and Health .......................         4,576            4,135            2,405            2,072
                                                 -----------      -----------      -----------      -----------
      Net Premiums Earned ....................       841,549          792,991          427,749          398,400
 Investment Income, Less Expenses ............       190,524          181,386           94,709           91,086
 Realized Gain on Investments ................        38,788           52,763           14,041           27,121
 Other Income ................................         7,119            3,991            4,822            1,971
                                                 -----------      -----------      -----------      -----------

   Total Revenues ............................     1,077,980        1,031,131          541,321          518,578
                                                 -----------      -----------      -----------      -----------


Benefits & Expenses:
  Insurance Losses and Policyholder Benefits..       611,097          591,339          286,631          321,208
  Commissions ................................       153,331          138,050           80,416           67,839
  Other Operating Expenses ...................        73,232           73,532           35,425           37,411
  Taxes, Licenses & Fees .....................        23,667           25,837           13,459           13,016
  Increase in Deferred Acquisition Costs
      Pertaining to Unearned Premiums
      and to Life Policies in Force ..........          (898)          (2,236)            (796)          (2,245)
  Interest Expense ...........................        15,391           11,482            7,606            6,143
  Other Expenses .............................         3,758            3,881            2,239            2,292
                                                 -----------      -----------      -----------      -----------
   Total Benefits & Expenses .................       879,578          841,885          424,980          445,664
                                                 -----------      -----------      -----------      -----------

Income Before Income Taxes ...................       198,402          189,246          116,341           72,914
                                                 -----------      -----------      -----------      -----------
Provision for Income Taxes:
 Current .....................................        52,974           44,810           32,135           12,883
 Deferred ....................................        (5,303)           1,408           (2,048)           1,181
                                                 -----------      -----------      -----------      -----------

   Total Provision for Income Taxes ..........        47,671           46,218           30,087           14,064
                                                 -----------      -----------      -----------      -----------

Net Income ...................................   $   150,731      $   143,028      $    86,254      $    58,850
                                                 ===========      ===========      ===========      ===========

Average Shares Outstanding ...................       165,507          166,768          163,105          166,933

Average Shares Outstanding (diluted) .........       170,028          172,272          167,750          172,384

Per Common Share:

Net Income....................................         $ .91            $ .86            $ .53            $ .35
                                                       =====            =====            =====            =====

Net Income (diluted)..........................         $ .89            $ .84            $ .52            $ .35
                                                       =====            =====            =====            =====

Cash Dividends Declared.......................         $ .34            $ .31            $. 17            $ .15
                                                       =====            =====            =====            =====


Accompanying notes are an integral part of these financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                         (000's omitted)
                                               SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                                                                              Accumulated
                                                                                                 Other             Total
                        Common        Stock     Treasury      Paid-In        Retained        Comprehensive      Shareholders'
                        Shares       Amount       Stock       Capital        Earnings           Income             Equity
                       --------      ------       ------      -------        --------          --------           --------
Bal. Dec. 31,
  1997                  169,391     $338,782     $ (72,585)   $ 203,282      $1,341,730        $ 2,905,756         $4,716,965
                                                                                                                   ----------

Net Income                                                                      143,028                               143,028

Change in Unreal.
  Gains Net of
  Inc. Taxes of
  $240,399                                                                                         446,455            446,455
                                                                                                                   ----------

Comprehensive
   Income                                                                                                             589,483

Div. Declared                                                                   (51,206)                              (51,206)

Purchase/Issuance of
  Treasury Shares                                     (611)          19                                                  (592)

Stock Options
  Exercised                 453          906                      6,946                                                 7,852

Conversion of
   Debentures               375          750                      4,831                                                 5,581
                        -------     --------     ---------    ---------     -----------        -----------         ----------

Bal. June 30,
  1998                  170,219     $340,438     $ (73,196)   $ 215,078     $ 1,433,552        $ 3,352,211         $5,268,083
                        =======     ========     =========    =========     ===========        ===========         ==========

Bal. Dec. 31,
  1998                  170,435     $340,871     $ (97,196)   $ 218,328     $ 1,480,914        $ 3,678,019         $5,620,936
                                                                                                                   ----------

Net Income                                                                      150,731                               150,731

Change in Unreal.
  Gains Net of
  Inc. Taxes of
  ($ 56,089)                                                                                      (104,166)          (104,166)
                                                                                                                   ----------

Comprehensive
   Income                                                                                                              46,565

Div. Declared                                                                   (56,200)                              (56,200)

Purchase/Issuance of
  Treasury Shares                                  (91,239)           9                                               (91,230)

Stock Options
  Exercised                 258          517                      4,078                                                 4,595

Conversion of
  Debentures                595        1,189                      7,657                                                 8,846
                        -------     --------     ---------    ---------     -----------        -----------         ----------

Bal. June 30,
  1999                  171,288     $342,577     $(188,435)   $ 230,072     $ 1,575,445        $ 3,573,853         $5,533,512
                        =======     ========     =========    =========     ===========        ===========         ==========


Accompanying notes are an integral part of these financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  (000's omitted)

                                                              Six Months Ended June 30,
                                                              -------------------------
                                                                1999            1998
                                                              ---------      ---------
 Cash flows from operating activities:
   Net income .............................................   $ 150,731      $ 143,028
   Adjustments to reconcile operating income to net cash
      provided by operating activities:

      Depreciation and amortization .......................       6,701          5,285
      Increase in investment income receivable ............      (1,148)          (991)
      Increase in premiums receivable .....................     (11,489)       (14,392)
      Increase in reinsurance receivable ..................      (2,842)       (18,988)
      Decrease (increase) in prepaid reinsurance premiums..       3,284         (1,436)
      Increase in deferred acquisition costs ..............        (898)        (2,236)
      Decrease (increase) in accounts receivable ..........      13,145           (274)
      Increase in other assets ............................     (14,662)       (31,249)
      Increase in loss and loss expense reserves ..........      24,092         90,211
      Increase in life policy reserves ....................       4,318         27,526
      Increase in unearned premiums .......................         449          5,302
      Increase (decrease) in other liabilities ............      18,965        (40,458)
      (Decrease) increase in deferred income taxes ........      (5,303)         1,408
      Realized gains on investments .......................     (38,787)       (52,763)
      Increase (decrease) in current income taxes .........      34,359        (22,682)
      Other ...............................................     (16,824)        (5,763)
                                                              ---------      ---------
         Net cash provided by operating activities ........     164,091         81,528
                                                              ---------      ---------

Cash flows from investing activities:

      Sale of fixed maturities ............................      42,531         26,302
      Call or maturity of fixed maturities investments ....     215,108        175,833
      Sale of equity securities investments ...............      95,770        181,342
      Collection of finance receivables ...................       8,838          7,180
      Purchase of fixed maturities investments ............    (268,629)      (242,643)
      Purchase of equity securities investments ...........    (123,012)      (243,355)
      Investment in land, buildings and equipment .........     (24,318)        (9,737)
      Investment in finance receivables ...................      (8,814)        (7,870)
      Investment in other invested assets .................      (3,595)        (3,850)
                                                              ---------      ---------
         Net cash used in investing activities ............     (66,121)      (116,798)
                                                              ---------      ---------

Cash flows from financing activities:
      Debenture issue .....................................           0        419,594
      Proceeds from stock options exercised ...............       4,594          7,852
      Purchase/Issuance of treasury shares ................     (91,229)          (592)
      Increase (decrease) in notes payable ................      50,000       (279,152)
      Payment of cash dividends to shareholders ...........     (53,694)       (48,273)
                                                              ---------      ---------
         Net cash used in financial activities ............     (90,329)        99,429
                                                              ---------      ---------

Net increase in cash ......................................       7,641         64,159
Cash at beginning of period ...............................      58,611         80,168
                                                              ---------      ---------

Cash at end of period .....................................   $  66,252      $ 144,327
                                                              =========      =========

Supplemental disclosures of cash flow information
   Interest paid ..........................................   $  15,331      $  23,119
   Income taxes paid ......................................   $  18,000      $  65,301


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

INVESTMENTS--Fixed maturities and equity securities have been classified as available for sale and are carried at fair values at June 30, 1999 and December 31, 1998.

UNREALIZED GAINS AND LOSSES (000's omitted)--The increases (decreases) in unrealized gains for fixed maturities and equity securities (net of income tax effect) for the six-month and three-month periods ended June 30 are as follows:

                                        Fixed                     Equity
                                      Maturities                Securities                Total
                                      ----------                ----------                -----
Six-Month Periods Ended
         June 30, 1999                $ (76,362)                $ (27,804)             $ (104,166)
         June 30, 1998                $    (224)                $ 446,679              $  446,455

Three-Month Periods Ended
         June 30, 1999                $ (51,899)                $ 138,415              $   86,516
         June 30, 1998                $     902                 $ 162,156              $  163,058

Such amounts are included as additions to and deductions from shareholders' equity.

REINSURANCE (000's omitted)--Premiums earned are net of premiums on ceded business, and insurance losses and policyholder benefits are net of reinsurance recoveries in the accompanying statements of income for the six-month and three-month periods ended June 30 as follows:

                                                      Ceded                      Reinsurance
                                                     Premiums                    Recoveries
                                                     --------                    ----------
Six-Month Periods Ended
         June 30, 1999                               $ 51,563                     $ 24,006
         June 30, 1998                               $ 48,980                     $ 35,252

Three-Month Periods Ended
         June 30, 1999                               $ 24,998                     $ 12,717
         June 30, 1998                               $ 24,926                     $ 23,298

NOTE II - STOCK OPTIONS

The Company has primarily qualified stock option plans under which options are granted to employees of the Company at prices which are not less than market price at the date of grant and which are exercisable over ten-year periods. On June 30, 1999, outstanding options for Stock Plan No. IV totalled 2,523,387 shares with purchase prices ranging from a low of $7.46 to a high of $42.88, outstanding options for Stock Plan V totalled 1,422,638 shares with purchase prices ranging from a low of $20.48 to a high of $45.38 and outstanding options for Stock Plan VI totalled 1,393,851 shares with purchase prices ranging from a low of $33.75 to a high of $41.47.

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

NOTE IV - SEGMENT INFORMATION

The Company is organized and operates principally in two industries and has four reportable segments--commercial lines property and casualty insurance, personal lines property and casualty insurance, life insurance and investment operations. The accounting policies of the segments are the same as those described in Note I Accounting Policies. Revenue is primarily from unaffiliated customers. Identifiable assets by segment are those assets, including investment securities, used in the Company's operations in each industry. Corporate and other identifiable assets are principally cash and marketable securities. Segment information, for which results are regularly reviewed by Company management in making decisions about resources to be allocated to the segments and assess their performance, is summarized as follows (000's omitted):

                                                     Six Months Ended                   Three Months Ended
                                                         June 30,                             June 30,
                                                     ----------------                   ------------------

                                                  1999              1998              1999              1998
                                                  ----              ----              ----              ----
REVENUES
   Commercial lines insurance ...........     $    525,560      $    503,601      $    267,105      $    252,038
   Personal lines insurance .............          279,077           254,858           141,435           128,021
   Life insurance .......................           36,912            34,532            19,209            18,341
   Investment operations ................          229,312           234,149           108,750           118,207
   Corporate and other ..................            7,119             3,991             4,822             1,971
                                              ------------      ------------      ------------      ------------

       Total revenues ...................     $  1,077,980      $  1,031,131      $    541,321      $    518,578
                                              ============      ============      ============      ============

INCOME BEFORE INCOME TAXES
   Property and casualty insurance ......     $        702      $    (16,716)     $     21,538      $    (32,011)
   Life insurance .......................              345             2,583               207             2,229
   Investment operations ................          214,199           219,770           101,316           111,079
   Corporate and other ..................          (16,844)          (16,391)           (6,720)           (8,383)
                                              ------------      ------------      ------------      ------------

       Total income before income taxes..     $    198,402      $    189,246      $    116,341      $     72,914
                                              ============      ============      ============      ============

IDENTIFIABLE ASSETS
   Property and casualty insurance ......     $  5,538,591      $  5,306,991
   Life insurance .......................        1,193,884         1,179,135
   Corporate and other ..................        4,331,060         3,997,921
                                              ------------      ------------

       Total identifiable assets ........     $ 11,063,535      $ 10,484,047
                                              ============      ============

NOTE V - FINANCIAL ACCOUNTING PRONOUNCEMENTS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - SFAS No. 133 "Accounting For Derivative Instruments and Hedging Activities" is effective for the Company in 2001. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The effects of the Statement to the Company are not yet known.

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

Premiums earned for the six months ended June 30, 1999 have increased $48,558 (6%) over the six months ended June 30, 1998. Also, premiums earned have increased $29,349 (7%) for the three months ended June 30, 1999 over the three months ended June 30, 1998. For the six-month and three-month periods ended June 30, 1998, the growth rate of our property and casualty subsidiaries is more than last year on an earned premium basis. This growth rate is greater than last year because of increases in new business and some rate increases on personal lines business along with some price firming in the commercial lines market. The premium growth of our life and health subsidiary increased 7% for the six months ended June 30, 1999 and 5% for the three months ended June 30, 1999 compared to the comparable periods of 1998. The premium growth in our life subsidiary is mainly attributable to increased sales of both traditional and interest-sensitive products. This increase is less than last year, partially due to the sale of a block of final expense policies in the second quarter, with premiums of $700,000 during 1999. For the six-month and three-month periods ended June 30, 1999, investment income, net of expenses, has increased $9,138 (5%) and $3,623 (4%) when compared with the first six months and second three months of 1998, respectively. This increase is the result of the growth of the investment portfolio because of investing cash flows from operations and dividend increases from equity securities.

Realized gains on investments for the six months ended June 30, 1999 amounted to $38,788 compared to $52,763 for the six-month period ended June 30, 1998, and $14,041 for the three-month period ended June 30, 1999 compared to $27,121 for the three-month period ended June 30, 1998. The realized gains are predominantly the result of the sale of equity securities and management's decision to realize the gains and reinvest the proceeds at higher yields. Other equity securities are sold at the discretion of management and reinvested in other equity securities.

Insurance losses and policyholder benefits (net of reinsurance recoveries) increased $19,758 (3%) for the first six months of 1999 over the same period in 1998 and decreased $34,577 for the second quarter when compared to the second quarter of 1998. The losses and benefits of the property and casualty companies have increased $19,394 for the six-month period and decreased $34,797 for the second quarter of 1999 compared to the comparable periods for 1998. The property and casualty losses for the first six months and for the second quarter of 1999 have decreased because of lower catastrophic losses. Catastrophe losses were $31,037 and $57,289, respectively, for the first six months of 1999 and 1998 and were $7,452 and $54,226, respectively, for the second quarter of 1999 and 1998. These losses were substantially lower for the first six months and second quarter of 1999 compared to the comparable periods of 1998 because of lower incidence and severity of these weather-related claims. Policyholder benefits of the life insurance subsidiary increased $364 for the first six months of 1999 over the same period of 1998 and increased $220 for the second quarter when compared to the second quarter of 1998. The majority of the six-month and second quarter increase is the result of a higher incidence of death claims and life related costs.

Commission expenses increased $15,281 for the six-month period ended June 30, 1999 compared to the same period of 1998 and increased $12,577 for the second quarter of 1999 compared to the same period in 1998. The increase is primarily attributable to higher contingency commissions. Other operating expenses decreased $300 for the six-month period ended June 30, 1999 compared to the same period for 1998 and decreased $1,986 for the second quarter of 1999 compared to the same period in 1998. The decreases are attributable to the adoption of Statement of Position (SOP) 98-1, capitalizing internal information systems costs. This amounts to $4,525 in the first six months of 1999 and $2,444 in the second quarter. Excluding these costs, the increase in other operating expenses increased $4,225 in the first six months of 1999 and $458 in the second quarter of 1999. These increases are attributable to increases in staff and other costs related to our growth in business. Interest expense increased $3,909 for the six-month period ended June 30, 1999 compared to the same period for 1998 and increased $1,463 for the second quarter of 1999 compared to the same period in 1998. The increase is attributable to a higher interest rate of the 30-year senior debentures compared to the short-term debt previously held, and an increase in debt of $40,000 in the second quarter. Taxes, licenses and fees decreased $2,170 for the six-month period ended June 30, 1999 compared to the same period in 1998, attributable to decreases in tax rates in our domicile state, Ohio, and related lower retaliatory taxes. Second quarter 1999 taxes, licenses and fees increased $443, compared to second quarter 1998.

In the first six months of 1999, the Company experienced unrealized losses in investments, compared to unrealized gains in investments in the first six months of 1998, resulting in comprehensive income of $46,565 in 1999, compared to $589,483 in 1998. The second quarter of 1999 resulted in unrealized gains in investments of $86,516, compared to unrealized gains in investments of $163,058 in the second quarter 1998, resulting in comprehensive income of $172,770 and $221,908 for the second quarter of 1999 and 1998, respectively.

Provision for income taxes, current and deferred, have increased by $1,453 for the first six months of 1999 compared to the first six months of 1998 and have increased $16,023 for the second quarter of 1999 compared to the second quarter of 1998. The effective tax rates for the six months ended June 30, 1999 and 1998 were 24.0% and 24.4%, respectively. Second quarter effective tax rates were 25.9% and 19.3%, for 1999 and 1998, respectively.

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

We have identified computer systems (both hardware and software), including equipment with embedded computer chips, that were not Year 2000 compliant; determined what revisions or replacements would be needed to achieve compliance; prioritized and proceeded to implement those revisions or replacements; instituted testing procedures to ensure that the revisions and fixes are operational; and moved the compliant systems into production. Additional in-depth testing, both internal and third-party related, took place in the first six months of 1999. All mission critical systems are completed. Non mission critical systems are substantially complete. Compliant versions of a few vendor supplied non mission critical products have not yet been provided. Year 2000 compliant work around for these situations have been determined.

As part of the overall review of Year 2000, the Company is verifying with certain key outside vendors, where a significant business relationship exists to determine their Year 2000 compliance status and plans. Because the Company markets products through independent agencies, it is of paramount importance that those approximately 1,000 agencies (1,300 offices) successfully transition to a Year 2000 compliant processing system. We are actively working with those agencies. As of June 30, 1999, nearly all of the agencies' processing systems have been made compliant. The remaining agencies have plans to get them compliant by September 30, 1999. Phone and personal interviews are being used to verify the progress of the agencies.

Contingency planning for the Year 2000 includes standard backup and recovery procedures to be followed in the event of a critical system failure. While we do not expect any unusual kinds of failure as a result of specific Year 2000 related changes, our departments have determined contingency plans for our critical processes in the event that there should be a Year 2000 problem.

Should the Company or a third party with whom the Company transacts business have a system failure due to the century change, it is believed it will not result in more than a minor delay in processing or reporting, with no material financial impact.

We previously budgeted $9.5 million pretax to resolve the Year 2000 issues, and have increased it to $10.0 million pretax. This encompasses the costs of modifications, the salaries of the associates primarily assigned to this effort and the fees of outside consultants for this effort. As of June 30, 1999, the Company incurred approximately $9.5 million of these costs. The expenses incurred during the first six months of 1999 were approximately $1.7 million.

Although the Company's project has gone well and our internal systems are now ready for the year 2000, we cannot predict the overall outcome or the success of the Year 2000 project, or that third-party systems are or will be Year 2000 compliant, or that the costs required to address the Year 2000 issue or the impact of a failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

On February 6, 1999, the Board authorized repurchase of up to seventeen million of the Company's outstanding shares, with the intent to complete the repurchase by December 31, 2000. This authorization supersedes the previous authorization of nine million shares. As of June 30, 1999, the Company has repurchased 2,120 shares, leaving 14,880 future repurchased shares authorized.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

On April 3, 1999, the registrant held its Annual Meeting of Stockholders for which the Board of Directors solicited proxies; all nominees named in the Registrant's Proxy Statement were elected. A proposal for Stock Option Plan No. VI was approved.

                                                        Shares (000's)
                                                        --------------
                                                   For          Against/Abstain
                                                   ---          ---------------
                  James G. Miller ..........     142,351             1,043
                  Thomas R. Schiff .........     142,348             1,046
                  Frank J. Schultheiss .....     142,201             1,193
                  Larry R. Webb ............     142,201             1,193

                  Stock Option Plan No. VI..     134,490             8,904

ITEM 5. Other Information

                  No matters to report.

ITEM 6. Exhibits and Reports on Form 8-K

                  (a)   Exhibits included:

                        Exhibit 11--Statement Re Computation of Per Share Earnings. Exhibit 27--Financial Data Schedule

                  (b) The Company was not required to file any reports on Form 8-K during the quarter ended June 30, 1999.


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

                                                CINCINNATI FINANCIAL CORPORATION
                                                --------------------------------
                                                (Registrant)

Date        August 12, 1999
    -----------------------------------

                                                By /s/ Kenneth W. Stecher
                                                --------------------------------
                                                Kenneth W. Stecher
                                                Senior Vice President
                                                (Principal Financial Officer)

                                   EXHIBIT 11
                        CINCINNATI FINANCIAL CORPORATION
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                      (000's omitted except per share data)


                                                            Six Months Ended         Three Months Ended
                                                                June 30,                   June 30,
                                                           -----------------        -------------------
                                                           1999         1998         1999         1998
                                                           ----         ----         ----         ----
Basic earnings per share:

      Net income                                         $150,731     $143,028     $ 86,254     $ 58,850
                                                         ========     ========     ========     ========

      Average shares outstanding                          165,507      166,768      163,105      166,933
                                                         ========     ========     ========     ========

      Net income per common share                        $    .91     $    .86     $    .53     $    .35
                                                         ========     ========     ========     ========


Diluted earnings per share:

      Net income                                         $150,731     $143,028     $ 86,254     $ 58,850

      Interest on convertible debentures--net of tax          858          981          408          484
                                                         --------     --------     --------     --------

      Net income for per share calculation (diluted)     $151,589     $144,009     $ 86,662     $ 59,334
                                                         ========     ========     ========     ========


      Average shares outstanding                          165,507      166,768      163,105      166,933

      Effective of dilutive securities:

       5.5% convertible senior debentures                   2,895        3,553        2,895        3,553

       Stock options                                        1,626        1,951        1,750        1,898
                                                         --------     --------     --------     --------

      Total dilutive shares                               170,028      172,272      167,750      172,384
                                                         ========     ========     ========     ========

      Net income per common share--diluted               $    .89     $    .84     $    .52     $    .35
                                                         ========     ========     ========     ========