Form 10-Q
period 1999-09-30
CINCINNATI FINANCIAL CORP
filed 1999-11-10
CIK 20286

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

                  X        Quarterly Report Under Section 13 or 15 (d) of the
                 ---       Securities Exchange Act of 1934

                           For the Quarterly Period Ended September 30, 1999

                 --- Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                           ---------------------------

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

                          YES   X             NO
                              -----              -----

Securities registered pursuant to Section 12(g) of the Act:

         $2.00 Par Common--164,113,000 shares outstanding at September 30, 1999

         $42,992,000 of 5.5% Convertible Senior Debentures Due 2002

         $419,611,000 of 6.9% Senior Debentures Due 2028

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                             (000's omitted)
                                                                            (Unaudited)
                                                                           September 30,        December 31,
                                                                               1999                1998
                                                                          --------------        ------------
ASSETS
Investments
   Fixed Maturities (Cost: 1999--$2,719,627;
      1998--$2,682,659).......................................            $  2,667,602          $  2,812,231
   Equity Securities (Cost: 1999--$2,048,137;
      1998--$1,943,206).......................................               6,836,263             7,454,817
   Other Invested Assets......................................                  62,752                57,902
Cash  ........................................................                  47,719                58,611
Investment Income Receivable..................................                  79,559                76,773
Finance Receivables...........................................                  33,274                32,107
Premiums Receivable...........................................                 182,349               164,412
Reinsurance Receivable........................................                 137,513               135,991
Prepaid Reinsurance Premiums..................................                  24,218                26,435
Deferred Acquisition Costs Pertaining to Unearned
   Premiums and to Life Policies in Force.....................                 148,358               142,896
Land, Buildings and Equipment for Company Use (at Cost
   Less Accumulated Depreciation).............................                  96,853                53,639
Other Assets..................................................                  89,025                70,689
                                                                          ------------          ------------
      Total Assets                                                        $ 10,405,485          $ 11,086,503
                                                                          ============          ============

LIABILITIES
Insurance Reserves:
   Losses and Loss Expenses...................................            $  2,127,223          $  2,054,725
   Life Policy Reserves.......................................                 547,582               533,730
Unearned Premiums.............................................                 473,606               459,695
Notes Payable ................................................                  83,000                   -0-
5.5% Convertible Senior Debentures Due 2002...................                  42,992                51,919
6.9% Senior Debentures Due 2028...............................                 419,611               419,601
Federal Income Taxes
   Current....................................................                  16,681                 9,740
   Deferred ..................................................               1,492,227             1,809,003
Other Liabilities.............................................                 160,915               127,154
                                                                          ------------          ------------

      Total Liabilities                                                      5,363,837             5,465,567
                                                                          ------------          ------------
SHAREHOLDERS' EQUITY
Common Stock, $2 per Share; Authorized 200,000
   Shares; Issued 1999--171,361; 1998--170,435
   Shares; Outstanding 1999--164,113; 1998--166,681
   Shares.....................................................                 342,722               340,871
Paid-In Capital ..............................................                 231,164               218,328
Retained Earnings.............................................               1,604,553             1,480,914
Accumulated Other Comprehensive Income........................               3,089,714             3,678,019
                                                                          ------------          ------------
                                                                             5,268,153             5,718,132
Less Treasury Shares at Cost (1999--7,248 Shares;
   1998--3,754 Shares)........................................                (226,505)              (97,196)
                                                                          ------------          ------------

      Total Shareholders' Equity..............................               5,041,648             5,620,936
                                                                          ------------          ------------
         Total Liabilities and Shareholders' Equity...........            $ 10,405,485          $ 11,086,503
                                                                          ============          ============

Accompanying notes are an integral part of these financial statements.

10Q/sa

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS FOR INCOME
                                   (UNAUDITED)

                                                                      (000's omitted except per share data)

                                                            Nine Months Ended September 30, Three Months Ended September 30,
                                                                   1999           1998             1999           1998
                                                                  ------         ------           ------         ------
Revenues:
  Premiums Earned:
   Property and Casualty..................................     $ 1,223,758     $1,144,515        $ 419,121     $ 386,056
   Life  .................................................          48,081         44,815           15,745        14,418
   Accident and Health....................................           6,573          6,265            1,997         2,130
                                                                 ---------      ---------         --------      --------
      Net Premiums Earned.................................       1,278,412      1,195,595          436,863       402,604
  Investment Income, Less Expenses........................         288,345        272,833           97,821        91,446
  Realized Gain on Investments............................          39,779         71,624              991        18,861
  Other Income............................................           9,745          5,845            2,626         1,854
                                                                 ---------      ---------         --------      --------
   Total Revenues.........................................       1,616,281      1,545,897          538,301       514,765
                                                                 ---------      ---------         --------      --------

Benefits & Expenses:
  Insurance Losses and Policyholder Benefits..............         943,159        907,434          332,062       316,095
  Commissions.............................................         235,209        211,664           81,878        73,614
  Other Operating Expenses................................         110,366        110,342           37,134        36,810
  Taxes, Licenses & Fees  ................................          37,724         42,231           14,057        16,394
  Increase in Deferred Acquisition Costs
      Pertaining to Unearned Premiums
      and to Life Policies in Force.......................          (5,462)        (4,567)          (4,564)       (2,331)
  Interest Expense .......................................          23,369         19,600            7,978         8,119
  Other Expenses..........................................           4,472          5,927              714         2,045
                                                                 ---------      ---------         --------      --------
   Total Benefits & Expenses..............................       1,348,837      1,292,631          469,259       450,746
                                                                 ---------      ---------         --------      --------

Income Before Income Taxes................................         267,444        253,266           69,042        64,019
                                                                 ---------      ---------         --------      --------
Provision for Income Taxes:
 Current .................................................          59,664         61,492            6,690        16,683
 Deferred ................................................               3         (4,169)           5,306        (5,579)
                                                                 ---------      ---------         --------      --------

   Total Provision for Income Taxes.......................          59,667         57,323           11,996        11,104
                                                                 ---------      ---------         --------      --------
Net Income................................................       $ 207,777      $ 195,943         $ 57,046      $ 52,915
                                                                 =========      =========         ========      ========

Average Shares Outstanding................................         164,542        166,871          162,638       167,072

Average Shares Outstanding (diluted)......................         169,057        172,251          167,232       172,233

Per Common Share:

Net Income................................................         $  1.26        $  1.17          $   .35       $   .31
                                                                   =======        =======          =======       =======

Net Income (diluted)......................................         $  1.24        $  1.15          $   .34       $   .31
                                                                   =======        =======          =======       =======

Cash Dividends Declared...................................         $ .5100        $ .4600          $ .1700       $ .1533
                                                                   =======        =======          =======       =======

Accompanying notes are an integral part of these financial statements.

10Q/sa

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                 (000's omitted)
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

                                                                                               Accumulated
                                                                                                 Other             Total
                        Common        Stock     Treasury      Paid-In        Retained         Comprehensive     Shareholders'
                        Shares       Amount       Stock       Capital        Earnings           Income             Equity
                       --------      ------       ------      -------        --------          --------           --------
Bal. Dec. 31,
  1997                  169,391     $338,782     $ (72,585)   $ 203,282      $1,341,730        $ 2,905,756         $4,716,965
                                                                                                                   ----------
Net Income                                                                      195,943                               195,943

Change in Unreal.
  Gains Net of
  Inc. Taxes of
  $28,039                                                                                           52,071             52,071
                                                                                                                   ----------
Comprehensive
   Income                                                                                                             248,014

Div. Declared                                                                   (76,818)                              (76,818)

Purchase/Issuance of
  Treasury Shares                                  (10,065)          21                                               (10,044)

Stock Options
  Exercised                 522        1,044                      7,952                                                 8,996

Conversion of
   Debentures               380          761                      4,900                                                 5,661
                        -------     --------     ---------    ---------     -----------        -----------         ----------

Bal. Sept. 30,
  1998                  170,293     $340,587     $ (82,650)   $ 216,155     $ 1,460,855        $ 2,957,827         $4,892,774
                        =======     ========     =========    =========     ===========        ===========         ==========

Bal. Dec. 31,
  1998                  170,435     $340,871     $ (97,196)   $ 218,328     $ 1,480,914        $ 3,678,019         $5,620,936
                                                                                                                   ----------

Net Income                                                                      207,777                               207,777

Change in Unreal.
  Gains Net of
  Inc. Taxes of
  ($316,779)                                                                                      (588,305)          (588,305)
                                                                                                                    ----------

Comprehensive
   Income                                                                                                            (380,528)

Div. Declared                                                                   (84,138)                              (84,138)

Purchase/Issuance of
  Treasury Shares                                 (129,309)          12                                              (129,297)

Stock Options
  Exercised                 326          651                      5,098                                                 5,749

Conversion of
  Debentures                600        1,200                      7,726                                                 8,926
                        -------     --------     ---------    ---------     -----------        -----------         ----------

Bal. Sept. 30,
  1999                  171,361    $ 342,722    $ (226,505)   $ 231,164     $ 1,604,553        $ 3,089,714         $5,041,648
                       ========    =========    ==========    =========     ===========        ===========         ==========

Accompanying notes are an integral part of these financial statements.

10Q/sa

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               (000's omitted)

                                                                                    Nine Months Ended September 30,
                                                                                        1999              1998
                                                                                        ----              ----
Cash flows from operating activities:
   Net income...........................................................             $ 207,777          $ 195,943
   Adjustments to reconcile operating income to net cash
      provided by operating activities:

      Depreciation and amortization.....................................                10,269              8,313
      Increase in investment income receivable..........................                (2,786)              (746)
      Increase in premiums receivable...................................               (17,937)           (13,504)
      Increase in reinsurance receivable................................                (1,522)           (21,475)
      Decrease (increase) in prepaid reinsurance premiums...............                 2,217             (1,737)
      Increase in deferred acquisition costs............................                (5,462)            (4,567)
      Decrease (increase) in accounts receivable........................                10,574             (7,933)
      Increase (decrease) in other assets...............................               (15,545)               853
      Increase in loss and loss expense reserves........................                72,498             97,015
      Increase in life policy reserves..................................                13,852             41,438
      Increase in unearned premiums.....................................                13,911             13,670
      Increase (decrease) in other liabilities..........................                31,387            (24,969)
      Increase (decrease) in deferred income taxes......................                     3             (4,169)
      Realized gains on investments.....................................               (39,779)           (71,624)
      Increase (decrease) in current income taxes.......................                 6,941            (17,615)
      Other.............................................................               (13,366)           (19,216)
                                                                                      --------           --------
         Net cash provided by operating activities......................               273,032            169,677
                                                                                      --------           --------

Cash flows from investing activities:

      Sale of fixed maturities..........................................                55,554             30,010
      Call or maturity of fixed maturities investments..................               257,385            275,860
      Sale of equity securities investments.............................               135,005            258,310
      Collection of finance receivables.................................                12,226             11,003
      Purchase of fixed maturities investments..........................              (349,109)          (373,844)
      Purchase of equity securities investments.........................              (199,421)          (387,661)
      Investment in land, buildings and equipment.......................               (54,822)           (12,981)
      Investment in finance receivables.................................               (13,393)           (11,470)
      Investment in other invested assets...............................                (5,037)            (5,382)
                                                                                      --------           --------
         Net cash used in investing activities..........................              (161,612)          (216,155)
                                                                                      --------           --------

Cash flows from financing activities:

      Debenture issue...................................................                     0            419,594
      Proceeds from stock options exercised.............................                 5,749              8,996
      Purchase/Issuance of treasury shares..............................              (129,297)           (10,044)
      Increase (decrease) in notes payable..............................                83,000           (280,517)
      Payment of cash dividends to shareholders.........................               (81,764)           (73,910)
                                                                                      --------           --------
         Net cash provided (used) in financial activities...............              (122,312)            64,119
                                                                                      --------           --------

Net increase (decrease) in cash.........................................               (10,892)            17,641
Cash at beginning of period.............................................                58,611             80,168
                                                                                      --------           --------

Cash at end of period...................................................              $ 47,719          $  97,809
                                                                                      ========           ========

Supplemental disclosures of cash flow information

   Interest paid........................................................              $ 15,348          $  24,348
   Income taxes paid....................................................              $ 52,000          $  76,301

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

INVESTMENTS--Fixed maturities and equity securities have been classified as available for sale and are carried at fair values at September 30, 1999 and December 31, 1998.

UNREALIZED GAINS AND LOSSES (000's omitted)--The increases (decreases) in unrealized gains for fixed maturities and equity securities (net of income tax effect) for the nine-month and three-month periods ended September 30 are as follows:


                                        Fixed                    Equity
                                      Maturities               Securities                 Total
                                     -----------               ----------                 -----
Nine-Month Periods Ended
      September 30, 1999             $ (118,039)               $ (470,266)             $ (588,305)
      September 30, 1998             $  (14,749)               $   66,820              $   52,071

Three-Month Periods Ended
      September 30, 1999             $  (41,677)               $ (442,462)             $ (484,139)
      September 30, 1998             $  (14,524)               $ (379,859)             $ (394,383)

Such amounts are included as additions to and deductions from shareholders' equity.

REINSURANCE (000's omitted)--Premiums earned are net of premiums on ceded business, and insurance losses and policyholder benefits are net of reinsurance recoveries in the accompanying statements of income for the nine-month and three-month periods ended September 30 as follows:


                                           Ceded              Reinsurance
                                          Premiums             Recoveries
                                          --------            -----------
Nine-Month Periods Ended
      September 30, 1999                  $ 77,404             $ 39,243
      September 30, 1998                  $ 73,912             $ 45,000

Three-Month Periods Ended
      September 30, 1999                  $ 25,841             $ 15,237
      September 30, 1998                  $ 24,932             $  9,748

NOTE II - STOCK OPTIONS

The Company has primarily qualified stock option plans under which options are granted to employees of the Company at prices which are not less than market price at the date of grant and which are exercisable over ten-year periods. On September 30, 1999, outstanding options for Stock Plan No. IV totalled 2,464,607 shares with purchase prices ranging from a low of $7.46 to a high of $42.88, outstanding options for Stock Plan V totalled 1,405,127 shares with purchase prices ranging from a low of $20.48 to a high of $45.38 and outstanding options for Stock Plan VI totalled 1,607,007 shares with purchase prices ranging from a low of $33.75 to a high of $41.47.

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


                                                Nine Months Ended                    Three Months Ended
                                                   September 30,                          September 30,
                                                ------------------                   ---------------------
                                                1999          1998                   1999             1998
                                                ----          ----                   ----             ----
REVENUES
   Commercial lines insurance .........     $    800,362      $    756,801      $    274,802      $    253,200
   Personal lines insurance ...........          423,396           387,714           144,319           132,856
   Life insurance .....................           54,654            51,080            17,742            16,548
   Investment operations ..............          328,124           344,457            98,813           110,307
   Corporate and other ................            9,745             5,845             2,625             1,854
                                            ------------      ------------      ------------      ------------
       Total revenues .................     $  1,616,281      $  1,545,897      $    538,301      $    514,765
                                            ============      ============      ============      ============

INCOME BEFORE INCOME TAXES
   Property and casualty insurance ....     $    (14,044)     $    (42,481)     $    (14,745)     $    (25,765)
   Life insurance .....................              618            (1,111)              273            (3,694)
   Investment operations ..............          305,448           322,337            91,249           102,566
   Corporate and other ................          (24,578)          (25,479)           (7,735)           (9,088)
                                            ------------      ------------      ------------      ------------
       Total income before income taxes     $    267,444      $    253,266      $     69,042      $     64,019
                                            ============      ============      ============      ============

IDENTIFIABLE ASSETS
   Property and casualty insurance ....     $  5,213,500      $  5,094,914
   Life insurance .....................        1,128,606         1,153,772
   Corporate and other ................        4,063,379         3,690,283
                                            ------------      ------------

       Total identifiable assets ......     $ 10,405,485      $  9,938,969
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

Premiums earned for the nine months ended September 30, 1999 have increased $82,817 (7%) over the nine months ended September 30, 1998. Also, premiums earned have increased $34,259 (9%) for the three months ended September 30, 1999 over the three months ended September 30, 1998. For the nine-month and three-month periods ended September 30, 1999, the growth rate of our property and casualty subsidiaries is more than last year on an earned premium basis. This growth rate is greater than last year because of increases in new business and some rate increases on personal lines business along with some price firming in the commercial lines market. The premium growth of our life and health subsidiary increased 7% for the nine months ended September 30, 1999 and 7% for the three months ended September 30, 1999 compared to the comparable periods of 1998. The premium growth in our life subsidiary is mainly attributable to increased sales of traditional term life products. The 1999 year-to-date increase is less than last year's, partially due to the sale of a block of final expense policies in the second quarter 1999, with premiums of $1,313 thru September 30, 1998. For the nine-month and three-month periods ended September 30, 1999, investment income, net of expenses, has increased $15,512 (6%) and $6,375 (7%) when compared with the first nine months and third quarter 1998, respectively. This increase is the result of the growth of the investment portfolio because of investing cash flows from operations and dividend increases from equity securities.

Realized gains on investments for the nine months ended September 30, 1999 amounted to $39,779 compared to $71,624 for the nine-month period ended September 30, 1998, and $991 for the three-month period ended September 30, 1999 compared to $18,861 for the three-month period ended September 30, 1998. The realized gains are predominantly the result of the sale of equity securities and management's decision to realize the gains and reinvest the proceeds at higher yields. Other equity securities are sold at the discretion of management and reinvested in other equity securities.

Insurance losses and policyholder benefits (net of reinsurance recoveries) increased $35,725 (4%) for the first nine months of 1999 over the same period in 1998 and increased $15,967 (5%) for the third quarter when compared to the third quarter of 1998. The losses and benefits of the property and casualty companies have increased $38,016 for the nine-month period and increased $18,623 for the third quarter of 1999 compared to the comparable periods for 1998. Third-quarter results include claims of $7,300 due to two recent Ohio Supreme Court rulings. The Court interpreted business automobile policies to cover employees or their family members for injuries caused by uninsured and underinsured motorists, even when the injured persons are not in company vehicles or on company business. The property and casualty subsidiaries are Ohio's leading commercial auto insurer, with an 8 percent market share in this line. We acted promptly to relieve our business policyholders of the need to fund this coverage for which they never intended to assume responsibility, filing new coverage language to eliminate the unintended exposure. Effective October 1, 1999, this new language is included on new policies and on renewals at the policy anniversary date. Catastrophe losses were $38,841 and $81,860, respectively, for the first nine months of 1999 and 1998 and were $7,804 and $24,542, respectively, for the third quarter of 1999 and 1998. These losses were substantially lower for the first nine months and third quarter of 1999 compared to the comparable periods of 1998 because of lower incidence and severity of these weather-related claims.

Policyholder benefits of the life insurance subsidiary decreased $2,291 for the first nine months of 1999 over the same period of 1998 and decreased $2,656 for the third quarter when compared to the third quarter of 1998. The majority of the nine-month and third quarter decrease is the result of reduced annuity writings and associated provisions for future annuity payouts.

Commission expenses increased $23,545 for the nine-month period ended September 30, 1999 compared to the same period of 1998 and increased $8,264 for the third quarter of 1999 compared to the same period in 1998. The increase is partially attributable to higher contingency commissions. Other operating expenses increased $24 for the nine-month period ended September 30, 1999 compared to the same period for 1998 and increased $324 for the third quarter of 1999 compared to the same period in 1998. The small increases are attributable to the adoption of Statement of Position (SOP) 98-1, capitalizing internal information systems costs. This amounts to $7,512 capitalized in the first nine months of 1999 and $2,987 in the third quarter. Excluding these costs, other operating expenses increased $7,536 in the first nine months of 1999 and $3,311 capitalized in the third quarter of 1999. These increases are attributable to increases in staff and other costs related to our growth in business. Interest expense increased $3,769 for the nine-month period ended September 30, 1999 compared to the same period for 1998 and decreased $141 for the third quarter of 1999 compared to the same period in 1998. The nine-month increase is attributable to a higher interest rate of the 30-year senior debentures compared to the short-term debt previously held, and an increase in debt of $33,000 in the third quarter. Taxes, licenses and fees decreased $4,507 for the nine-month period ended September 30, 1999 compared to the same period in 1998, attributable to decreases in tax rates in our domicile state, Ohio, and related lower retaliatory taxes. Third quarter 1999 taxes, licenses and fees decreased $2,337, compared to third quarter 1998.

In the first nine months of 1999, the Company experienced unrealized losses in investments, compared to unrealized gains in investments in the first nine months of 1998, resulting in comprehensive income (loss) of $(380,528) in 1999, compared to $248,014 in 1998. The third quarter of 1999 resulted in unrealized losses in investments of $484,139, compared to unrealized losses in investments of $394,383 in the third quarter 1998, resulting in comprehensive income (loss) of $(427,093) and $(341,468) for the third quarter of 1999 and 1998, respectively.

Provision for income taxes, current and deferred, have increased by $2,344 for the first nine months of 1999 compared to the first nine months of 1998 and have increased $892 for the third quarter of 1999 compared to the third quarter of 1998. The effective tax rates for the nine months ended September 30, 1999 and 1998 were 22.3% and 22.6%, respectively. Third quarter effective tax rates were 17.4% and 17.3%, for 1999 and 1998, respectively.

CinFin Capital Management Company, our investment management services subsidiary, reported revenues of $17 in the third quarter 1999. This is the initial quarter of recognizing revenues. Net income after taxes was $6. Total assets under management was $155,797.

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

We have identified computer systems (both hardware and software), including equipment with embedded computer chips, that were not Year 2000 compliant; determined what revisions or replacements would be needed to achieve compliance; prioritized and proceeded to implement those revisions or replacements; instituted testing procedures to ensure that the revisions and fixes are operational; and moved the compliant systems into production. Additional in-depth testing, both internal and third-party related, took place in the first nine months of 1999. All mission critical systems are completed. Non mission critical systems are substantially complete. Compliant versions of a few vendor supplied non mission critical products have not yet been provided. Year 2000 compliant work around these situations has been determined.

As part of the overall review of Year 2000, the Company is verifying the Year 2000 compliance status of vendors with significant business relationships. Because the Company markets products through independent agencies, it is of paramount importance that those approximately 1,000 agencies (1,300 offices) successfully transition to a Year 2000 compliant processing system. We are actively working with those agencies. As of September 30, 1999, 99% of the agencies' processing systems have been made compliant. The remaining 1% will be compliant by December 31, 1999. Phone and personal interviews are being used to verify the progress of these agencies.

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

We previously budgeted $10.0 million pretax to resolve the Year 2000 issues. This encompasses the costs of modifications, the salaries of the associates primarily assigned to this effort and the fees of outside consultants for this effort. As of September 30, 1999, the Company incurred approximately $9.7 million of these costs. The expenses incurred during the first nine months of 1999 were approximately $1.9 million.

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

On February 6, 1999, the Board authorized repurchase of up to seventeen million of the Company's outstanding shares, with the intent to complete the repurchase by December 31, 2000. This authorization supersedes the previous authorization of nine million shares. As of September 30, 1999, the Company has repurchased
3.1 million shares, leaving 13.9 million future repurchased shares authorized.

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

ITEM 6.        Exhibits and Reports on Form 8-K

                (a)   Exhibits included:

                      Exhibit 11--Statement Re Computation of Per Share
                      Earnings.
                      Exhibit 27--Financial Data Schedule

                (b) The Company was not required to file any reports on Form 8-K during the quarter ended September 30, 1999.

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

                                               CINCINNATI FINANCIAL CORPORATION
                                               --------------------------------
                                               (Registrant)

Date November 10, 1999
     -----------------
                                                   By /s/ Kenneth W. Stecher
                                                   -----------------------------
                                                   Kenneth W. Stecher
                                                   Senior Vice President
                                                   (Principal Financial Officer)

10Q/sa