Form 10-K
period 1999-12-31
CINCINNATI FINANCIAL CORP
filed 2000-03-23
CIK 20286

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999               Commission file number
                                                                 0-4604

                        CINCINNATI FINANCIAL CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                        31-0746871
   -------------------------------                        -------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

 6200 S. Gilmore Road, Fairfield, Ohio                        45014-5141
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (513) 870-2000

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                                                              Exchange on Which
Title of Each Class                                             Registered
-------------------                                           -----------------
$2.00 Par, Common                                             Over The Counter
5.5% Convertible Senior Debentures Due 2002                   Over The Counter
6.9% Senior Debentures Due 2028                               Over The Counter

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No []

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

       The aggregate market value of voting stock held by nonaffiliates of Cincinnati Financial Corporation was $4,087,138,439 as of March 1, 2000.

       As of March 1, 2000, there were 160,951,892 shares of common stock outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------

Annual Report to Shareholders for year ended December 31, 1999 (in part) into Parts I, II and IV and Registrant's Proxy Statement dated March 1, 2000 into Parts I, III and IV.

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

1. The Cincinnati Life Insurance Company ("CLIC") incorporated in 1987 under the laws of Ohio for the purpose of acquiring the business of Inter-Ocean and The Life Insurance Company of Cincinnati. CLIC acquired The Life Insurance Company of Cincinnati and Inter-Ocean Insurance Company on February 1, 1988. CLIC is licensed for the sale of life insurance and accident and health insurance in 47 states and the District of Columbia.

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

         CinFin, incorporated in 1998, offers investment management services to corporations, insurance agencies and companies, institutions, pension plans, and high net worth individuals.

         Industry segment information for revenues, income before income taxes, and identifiable assets is included on pages 35 and 36 of the Company's Annual Report to Shareholders and is incorporated herein by reference (see Exhibit 13 to this filing).

         As more fully discussed in pages 6 through 14 in the Company's Annual Report to Shareholders, incorporated herein by reference (see Exhibit 13 to this filing), the Company sells insurance primarily in the Midwest and Southeast through a network of a limited number (977 in 30 states at December 31, 1999) of selectively appointed independent agents, most of whom own stock in the Company. Gross written premiums by property/casualty lines increased 7% to $1.775 billion in 1999. The Company's mix of property/casualty business did not change significantly in 1999. Life and accident and health insurance (which constituted 19% of the Company's premium income for 1999) is sold primarily through property/casualty agencies and independent life agencies. The growth rate of 267% was largely the result of a $302.9 million single pay life policy on a bank's officers (BOLI).

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

         There are two tables used to present an analysis of the liability for losses and LAE. The first table, providing a reconciliation of beginning and ending liability balances for 1999, 1998, and 1997, is on page 31 in the Company's Annual Report to Shareholders, incorporated herein by reference (see
Exhibit 13 to this filing). The second table, showing the development of the estimated liability for the ten years prior to 1999 is presented on the next page.

         The reconciliation referred to in the preceding paragraph shows a 1999 recognition of $116,061,000 redundancy in the December 31, 1998 liability. This redundancy is due in part to the effects of settling case reserves established in prior years for less than expected and also in part to the over estimation of the severity of IBNR losses. Average severity continues to increase primarily because of increases in medical costs related to workers' compensation and auto liability insurance. Litigation expenses for recent court cases on pending liability claims continue to be very costly; and judgments continue to be high and difficult to estimate. Reserves for environmental claims have been reviewed, and the Company believes that the reserves are adequate. Environmental exposures are minimal as a result of the types of risks we have insured in the past. Historically, most commercial accounts are written with post-date coverages that afford clean-up costs and Superfund responses.

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

         The limits on risks retained by the Company vary by type of policy, and risks in excess of the retention limits are reinsured. Because of the growth in the Company's capacity to underwrite risks and reinsurance market conditions, the Company raised its casualty line retention limits in 1995 and 1999 from $1,000,000 to $2,000,000 to $2,400,000, respectively, and raised its property line retention limits in 1995 from $1,000,000 to $2,000,000.

         The principal reason for differences between the property/casualty liabilities reported in the accompanying consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") and that reported in the annual statements filed with state insurance departments in accordance with statutory accounting practices ("SAP") relates to the reporting of reinsurance recoverables which are recognized as receivables for GAAP purposes and as an offset to reserves for SAP purposes.

            ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
                              (Millions of Dollars)

Year Ended December 31                  1989   1990  1991   1992    1993     1994    1995     1996    1997     1998    1999
----------------------                  ----   ----  ----   ----    ----     ----    ----     -----   ----     ----    ----
Net Liability for Unpaid Losses and
   Loss Adjustment Expenses             $742   $833  $986   $1,138  $1,293   $1,432  $1,581   $1,702  $1,777   $1,840  $1,932

Net Liability Reestimated as of:

One Year Later                           751    869   956    1,098   1,200    1,306   1,429    1,582   1,623    1,724
Two Years Later                          747    816   928      993   1,116    1,220   1,380    1,470   1,551
Three Years Later                        696    795   823      949   1,067    1,214   1,279    1,405
Four Years Later                         676    723   814      937   1,067    1,131   1,236
Five Years Later                         635    720   824      943   1,103    1,106
Six Years Later                          637    732   827      910   1,005
Seven Years Later                        653    734   804      900
Eight Years Later                        655    731   795
Nine Years Later                         657    719
Ten Years Later                          649

Net Cumulative Redundancy               $ 93   $114  $191   $  238  $  288   $  326  $  345   $  297  $  226   $  116
                                        ====   ====  ====   ======  ======   ======  ======   ======  ======   ======

Net Cumulative Amount of Liability
   Paid Through:

One Year Later                          $238   $232  $280   $  310  $  343   $  368  $  395   $  453  $  499   $  522
Two Years Later                          356    397   440      498     538      578     630      732     761
Three Years Later                        446    493   546      612     663      709     801      884
Four Years Later                         497    552   611      681     734      802     881
Five Years Later                         528    588   647      718     788      847
Six Years Later                          550    610   666      743     814
Seven Years Later                        563    621   676      760
Eight Years Later                        570    631   689
Nine Years Later                         577    640
Ten Years Later                          585

Net Liability--End of Year                                  $1,138  $1,293   $1,432  $1,581   $1,702  $1,777   $1,840  $1,932
Reinsurance Recoverable                                         62      72       78     109      122     112      138     161
                                                            ------  ------   ------  ------   ------  ------   ------  ------
Gross Liability--End of Year                                $1,200  $1,365   $1,510  $1,690   $1,824  $1,889   $1,978  $2,093
                                                            ======  ======   ======  ======   ======  ======   ======  ======
Net Reestimated Liability--Latest                           $  900  $1,005   $1,106  $1,236   $1,405  $1,551   $1,724
Reestimated Recoverable--Latest                                 74      76       73      72       59      44       32
                                                            ------  ------   ------  ------   ------  ------   ------
Gross Reestimated Liability--Latest                         $  974  $1,081   $1,179  $1,308   $1,464  $1,595   $1,756
                                                            ======  ======   ======  ======   ======  ======   ======
Gross Cumulative Redundancy                                 $  226  $  284   $  331  $  382   $  360  $  294   $  222
                                                            ======  ======   ======  ======   ======  ======   ======

         The table above presents the development of balance sheet liabilities for 1989 through 1999. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for individual years.

         The "net cumulative redundancy" represents the aggregate change in the estimates over all prior years. For example, the 1989 liability has developed a $93,000,000 redundancy over ten years and has been reflected in income over the ten years. The effects on income of the past three years of changes in estimates of the liabilities for losses and LAE for all accident years is shown in the reconciliation table, referred to above.

         The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 1999, the Company had paid $585,000,000 of the currently estimated $649,000,000 of losses and LAE that have been incurred as of the end of 1989; thus an estimated $64,000,000 of losses incurred as of the end of 1989 remain unpaid as of the current financial statement date.

         In evaluating this information, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of deficiency or redundancy related to losses settled in 1994, but incurred in 1989, will be included in the cumulative deficiency or redundancy amount for 1989 and each subsequent year. This table does not present accident or policy year development data which readers may be more accustomed to analyzing. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

         The Company limits the maximum net loss that can arise by large risks or risks concentrated in areas of exposure by reinsuring (ceding) with other insurers or reinsurers. Related thereto, the Company's retention levels were last increased for casualty lines of business from $2,000,000 to $2,400,000 in 1999, and for property lines of insurance from $1,000,000 to $2,000,000 in 1995. The Company reinsures with only financially sound companies. The composition of its reinsurers has not changed, and the Company has not experienced any uncollectible reinsurance amounts or coverage disputes with its reinsurers in more than ten years.

         Information concerning the Company's investment strategy and philosophy is contained on pages 21 through 23 of the Annual Report to Shareholders, incorporated herein by reference (see Exhibit 13 to this filing). The Company's primary strategy is to maintain liquidity to meet both its immediate and long-range insurance obligations through the purchase and maintenance of medium-risk fixed maturity and equity securities, while earning optimal returns on medium-risk equity securities which offer growing dividends and capital appreciation. The Company usually holds these securities to maturity unless there is a change in credit risk or the securities are called by the issuer. Historically, municipal bonds (with concentrations in the essential services, i.e. schools, sewer, water, etc.) have been attractive to the Company due to their tax exempt features. Because of Alternative Minimum Tax matters, the Company uses a blend of tax-exempt and taxable fixed maturity securities. Investments in common stocks have been made with an emphasis on securities with an annual dividend yield of at least 2 to 3 percent and annual dividend increases. The Company's strategy in equity investments is to identify approximately 10 to 12 companies in which it can accumulate 10 to 20 percent of their common stock. As a long-term investor, a buy and hold strategy has been followed for many years, resulting in an accumulation of a significant amount of unrealized appreciation on equity securities.

         As of December 31, 1999, CFC employed 2,920 associates.

ITEM 2.  PROPERTIES
         ----------

         CFC-I owns a fully leased 85,000 square feet office building in downtown Cincinnati that is currently leased to an unaffiliated company, on a net, net, net lease basis. This property is carried in the financial statements at $535,000 as of December 31, 1999.

         CFC-I also owns the Home Office building located on 75 acres of land in Fairfield, Ohio. This building contains approximately 380,000 square feet. The John J. and Thomas R. Schiff & Company, an affiliated company, occupies approximately 5,350 square feet, and the balance of the building is occupied by CFC and its subsidiaries. The property is carried in the financial statements at $9,967,693 as of December 31, 1999.

         CFC-I also owns the Fairfield Executive Center which is located on the northwest corner of the home office property in Fairfield, Ohio. This is a four-story office building containing approximately 103,000 rentable square feet. CFC and its subsidiaries occupy approximately 91% of the building, unaffiliated tenants occupy approximately 7% of the building, and approximately 2% of the building is unoccupied. The property is carried in the financial statements at $9,407,040 as of December 31, 1999.

         The CLIC owns a four-story office building in the Tri-County area of Cincinnati containing approximately 127,000 square feet. At the present time, 100% of the building is currently being leased by an unaffiliated tenant. This property is carried in the financial statements at $3,619,373 as of December 31, 1999.

         In addition, the Company is in the process of constructing a second office tower to be used by CFC and its subsidiaries. This building is identical and connected to the current Home Office building. The total cost of the building is expected to be approximately $60 million. The new construction and related renovations will be completed in the first half of 2000. As of December 31, 1999, the Company had paid $45.8 million of such costs.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         The Company is involved in no material litigation other than routine litigation incident to the nature of the insurance industry.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         CFC filed with the Securities and Exchange Commission (SEC) on March 2, 2000, definitive proxy statements and annual reports pursuant to Regulation 14A. Material filed was the same as that described in Item 4 and is incorporated herein by reference. No matters were submitted during the fourth quarter.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         -----------------------------------------------------------------
         MATTERS
         -------

         Cincinnati Financial Corporation had approximately 11,485 direct shareholders of record as of December 31, 1999. The information related to the market for the registrant's common stock is included in the Annual Report of the Registrant to its shareholders on page 38 for the year ended December 31, 1999 and is incorporated herein by reference (see exhibit 13 to this filing).

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         This information is included in the Annual Report of the Registrant to its shareholders on pages 16 and 17 for the year ended December 31, 1999 and is incorporated herein by reference (see exhibit 13 to this filing).

ITEM 7 AND 7(A).  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  -----------------------------------------------------------
                  AND RESULTS OF OPERATIONS AND QUANTITATIVE AND QUALITATIVE
                  ----------------------------------------------------------
                  DISCLOSURES ABOUT MARKET RISK
                  -----------------------------

         This information is included in the Annual Report of the Registrant to its shareholders on pages 18 to 23 for the year ended December 31, 1999 and is incorporated herein by reference (see Exhibit 13 to this filing).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         (a)      Financial Statements

                  The following consolidated financial statements of the Registrant and its subsidiaries, included in the Annual Report of the Registrant to its shareholders on pages 24 to 36 for the year ended December 31, 1999, are incorporated herein by reference (see Exhibit 13 to this filing).

                  Consolidated Balance Sheets--December 31, 1999 and 1998 Consolidated Statements of Income--Years ended December 31,
                    1999, 1998, and 1997
                  Consolidated Statements of Shareholders' Equity--Years ended December 31, 1999, 1998, and 1997
                  Consolidated Statements of Cash Flows--Years ended December
                    31, 1999, 1998, and 1997.
                  Notes to Consolidated Financial Statements
                  Independent Auditors' Report

         (b)      Supplementary Data

                  Selected quarterly financial data, included in the Annual Report of the Registrant to its shareholders on page 15 for the year ended December 31, 1999, is incorporated herein by reference (see Exhibit 13 to this filing).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         There were no disagreements on accounting and financial disclosure requirements with accountants within the last 24 months prior to December 31, 1999.

                                    PART III

         CFC filed with the SEC on March 2, 2000 definitive proxy statements pursuant to regulation 14-A. Material filed was the same as that described in
Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; Item 13, Certain Relationships and Related Transactions, and is incorporated herein by reference.

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

                  2.       Financial Statement Schedules:
                           Independent Auditors' Report
                           Schedule   I--Summary of Investments
                                         Other than Investments in Related
                                         Parties
                           Schedule  II--Condensed Financial Information of
                                         Registrant
                           Schedule III--Supplementary Insurance Information
                           Schedule  IV--Reinsurance
                           Schedule  VI--Supplemental Information Concerning
                                         Property-Casualty Insurance Operations

                           All other schedules are omitted because they are not required, inapplicable or the information is included in the financial statements or notes thereto.

                  3.       Exhibits:

                           Exhibit 3(i) --Amended Articles of Incorporation of
                                          Cincinnati Financial Corporation.
                           Exhibit 3(ii)--Regulations of Cincinnati Financial
                                          Corporation--incorporated by reference
                                          to Exhibit 2 to registrant's Proxy
                                          Statement dated March 2, 1992.
                           Exhibit 11   --Statement re computation of per share
                                          earnings for years ended December 31,
                                          1999, 1998, and 1997
                           Exhibit 13   --Material incorporated by reference
                                          from the annual report of the
                                          registrant to its shareholders for the
                                          year ended December 31, 1999
                           Exhibit 21   --Subsidiaries of the registrant--
                                          information contained in Part I of
                                          this report
                           Exhibit 22   --Published Report regarding matters
                                          submitted to vote of securityholders--
                                          notice of Annual Meeting of
                                          Shareholders and Proxy Statement
                                          dated March 1, 2000--incorporated by
                                          reference to such document previously
                                          filed with Securities and Exchange
                                          Commission, Washington, D.C., 20549
                           Exhibit 23   --Independent Auditors' Consent
                           Exhibit 27   --Financial Data Schedule

                  (b)      Reports on Form 8-K--NONE

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Cincinnati Financial Corporation:

We have audited the consolidated financial statements of Cincinnati Financial Corporation and its subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 3, 2000; such consolidated financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Cincinnati Financial Corporation and its subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


/S/ Deloitte & Touche LLP


Cincinnati, Ohio
February 3, 2000

SCHEDULE I

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
        SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1999

                                                                            (000's omitted)
                                                                                            Amount at
                                                                                           which shown
                                                                                Fair       in balance
                    Type of Investment                          Cost           Value          sheet
                    ------------------                          ----           -----       -----------
Fixed maturities:
   Bonds:
     United States government and government agencies and
     authorities
       The Cincinnati Insurance Company...................   $      251     $      258     $      258
       The Cincinnati Casualty Company....................          403            403            403
       The Cincinnati Indemnity Company...................          455            452            452
       The Cincinnati Life Insurance Company .............        5,929          5,786          5,786
                                                             ----------     ----------     ----------
     Total................................................        7,038          6,899          6,899
                                                             ----------     ----------     ----------
     States, municipalities and political subdivisions:
       The Cincinnati Insurance Company...................      841,901        837,198        837,198
       The Cincinnati Casualty Company....................       29,239         29,357         29,357
       The Cincinnati Indemnity Company...................       13,631         13,379         13,379
       The Cincinnati Life Insurance Company..............        6,548          6,719          6,719
                                                             ----------     ----------     ----------
     Total................................................      891,319        886,653        886,653
                                                             ----------     ----------     ----------
     Public utilities:
       The Cincinnati Insurance Company...................       36,498         36,575         36,575
       The Cincinnati Casualty Company....................        3,215          3,406          3,406
       The Cincinnati Life Insurance Company..............       21,265         21,427         21,427
                                                             ----------     ----------     ----------
     Total................................................       60,978         61,408         61,408
                                                             ----------     ----------     ----------
     Convertibles and bonds with warrants attached:
       The Cincinnati Insurance Company...................       60,527         54,083         54,083
       The Cincinnati Life Insurance Company..............       12,908         12,033         12,033
       Cincinnati Financial Corporation...................       10,558          9,679          9,679
                                                             ----------     ----------     ----------
     Total................................................       83,993         75,795         75,795
                                                             ----------     ----------     ----------
     All other corporate bonds:
       The Cincinnati Insurance Company...................      638,062        624,853        624,853
       The Cincinnati Casualty Company....................       44,650         44,946         44,946
       The Cincinnati Indemnity Company...................       16,453         16,764         16,764
       The Cincinnati Life Insurance Company..............      542,612        531,812        531,812
       Cincinnati Financial Corporation...................      407,049        368,282        368,282
                                                             ----------     ----------     ----------
     Total................................................    1,648,826      1,586,657      1,586,657
                                                             ----------     ----------     ----------
   TOTAL FIXED MATURITIES.................................   $2,692,154     $2,617,412     $2,617,412
                                                             ----------     ----------     ----------

                                                                            (000's omitted)
                                                                                            Amount at
                                                                                           which shown
                                                                                Fair       in balance
                    Type of Investment                          Cost           Value          sheet
                    ------------------                          ----           -----       -----------
Equity securities:
   Common stocks:
     Public utilities
       The Cincinnati Insurance Company...................   $   87,546     $  409,882     $   409,882
       The Cincinnati Casualty Company....................        3,697         12,352          12,352
       The Cincinnati Life Insurance Company..............       16,023         97,417          97,417
       Cincinnati Financial Corporation...................       66,430        667,427         667,427
                                                             ----------     ----------     -----------
       Total..............................................      173,696      1,187,078       1,187,078
                                                             ----------     ----------     -----------
     Banks, trust and insurance companies
       The Cincinnati Insurance Company...................      346,424      1,158,432       1,158,432
       The Cincinnati Casualty Company....................       15,817         84,862          84,862
       The Cincinnati Indemnity Company...................          725            690             690
       The Cincinnati Life Insurance Company..............       40,094        137,288         137,288
       Cincinnati Financial Corporation...................      448,231      3,145,178       3,145,178
                                                             ----------     ----------     -----------
       Total..............................................      851,291      4,526,450       4,526,450
                                                             ----------     ----------     -----------
     Industrial miscellaneous and all other
       The Cincinnati Insurance Company...................      412,597      1,037,185       1,037,185
       The Cincinnati Casualty Company....................       19,451         49,977          49,977
       The Cincinnati Indemnity Company...................        5,505         15,042          15,042
       The Cincinnati Life Insurance Company..............       54,808        132,749         132,749
       Cincinnati Financial Corporation...................       84,603        158,505         158,505
                                                             ----------     ----------     -----------
       Total..............................................      576,964      1,393,458       1,393,458
                                                             ----------     ----------     -----------
   Nonredeemable preferred stocks:
       The Cincinnati Insurance Company...................      299,584        291,200         291,200
       The Cincinnati Casualty Company....................        6,156          5,193           5,193
       The Cincinnati Indemnity Company...................        2,434          1,842           1,842
       The Cincinnati Life Insurance Company..............       77,933         69,518          69,518
       Cincinnati Financial Corporation...................       34,497         36,179          36,179
                                                             ----------     ----------     -----------
       Total..............................................      420,604        403,932         403,932
                                                             ----------     ----------     -----------
TOTAL EQUITY SECURITIES                                      $2,022,555     $7,510,918     $ 7,510,918
                                                             ----------     ----------     -----------
Other invested assets:
   Mortgage loans on real estate
       The Cincinnati Life Insurance Company..............   $    2,603         XXXXXX     $     2,603
       CFC Investment Company.............................       12,767         XXXXXX          12,767
                                                             ----------                    -----------
       Total..............................................       15,370         XXXXXX          15,370
                                                             ----------                    -----------
   Real estate
       The Cincinnati Life Insurance Company..............        3,620         XXXXXX           3,620
       CFC Investment Company.............................          650         XXXXXX             650
                                                             ----------                    -----------
       Total..............................................        4,270         XXXXXX           4,270
                                                             ----------                    -----------
   Policy loans
       The Cincinnati Life Insurance Company..............       21,781         XXXXXX          21,781
                                                             ----------                    -----------
   Notes receivable
       CFC Investment Company.............................       24,488         XXXXXX          24,488
                                                             ----------                    -----------
TOTAL OTHER INVESTED ASSETS...............................   $   65,909         XXXXXX     $    65,909
                                                             ----------                    -----------
TOTAL INVESTMENTS.........................................   $4,780,618         XXXXXX     $10,194,239
                                                             ==========                    ===========

SCHEDULE II

                        CINCINNATI FINANCIAL CORPORATION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed statements of income (Parent company only)                     (000's omitted)
For the Years ended December 31                                   1999        1998         1997
                                                                  ----        ----         ----
Income
------
Dividends from subsidiaries...............................    $  175,000  $  175,000   $  125,000
Investment income.........................................       107,473      95,106       87,312
Realized (losses) gains on investments....................       (14,329)        (23)       4,415
Other.....................................................           489       2,739           99
                                                             -----------  ----------   ----------
   Total .................................................    $  268,633  $  172,822   $  216,826
                                                             -----------  ----------   ----------
Expenses
--------
Interest..................................................    $   33,461  $   27,070   $   20,306
Other.....................................................         6,272       9,305        8,568
                                                             -----------  ----------   ----------
   Total expenses.........................................        39,733      36,375       28,874
                                                             -----------  ----------   ----------
Income before taxes and earnings of subsidiaries..........       228,900     136,447      187,952
Applicable income taxes...................................         4,532       9,372       11,066
                                                             -----------  ----------   ----------
Net income before change in undistributed earnings of
   subsidiaries...........................................       224,368     127,075      176,886
Increase in undistributed earnings of subsidiaries........        30,354     114,492      122,489
                                                             -----------  ----------   ----------
   Net income.............................................   $   254,722  $  241,567   $  299,375
                                                             ===========  ==========   ==========


Condensed balance sheets (Parent company only)                                      (000's omitted)
December 31                                                                       1999          1998
                                                                                  ----          ----
Assets
------
Cash.......................................................................   $    1,257   $   21,421
Fixed maturities, at fair value............................................      377,961      431,704
Equity securities, at fair value...........................................    4,007,289    3,823,801
Investment income receivable...............................................       23,821       21,431
Inter-company dividends receivable.........................................            0       20,000
Equity in net assets of subsidiaries.......................................    2,723,296    2,911,439
Finance receivables........................................................        2,144        4,221
Other assets...............................................................       66,529       41,778
                                                                              ----------   ----------
   Total assets............................................................   $7,202,297   $7,275,795
                                                                              ==========   ==========
Liabilities
-----------
Notes payable..............................................................   $   90,000   $        0
Dividends declared but unpaid..............................................       27,609       25,564
Federal income tax
   Current.................................................................        3,780        8,316
   Deferred................................................................    1,172,212    1,133,387
5.5% Convertible senior debentures due 2002................................       36,759       51,919
6.9% Senior debentures due 2028............................................      419,614      419,601
Other liabilities..........................................................       31,039       16,072
                                                                              ----------   ----------
   Total liabilities.......................................................   $1,781,013   $1,654,859
Stockholders' equity.......................................................    5,421,284    5,620,936
                                                                              ----------   ----------
   Total liabilities and stockholders' equity..............................   $7,202,297   $7,275,795
                                                                              ==========   ==========

This condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the Registrant's 1999 Annual Report to Shareholders.

SCHEDULE II

                        CINCINNATI FINANCIAL CORPORATION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed statements of cash flows (Parent company only)                          (000's omitted)
For the years ended December 31                                       1999              1998           1997
                                                                      ----              ----           ----
Operating Activities
--------------------
Net income................................................        $  254,722        $  241,567     $  299,375
Adjustments to reconcile net income to net cash Provided
   by operating activities:
    Amortization..........................................              (282)             (385)          (624)
    Increase in investment income receivable..............            (2,390)           (2,862)          (228)
    (Decrease) increase in current federal income taxes
      payable.............................................            (4,536)           (2,413)         1,307
    Provision for deferred income taxes...................               818               642            159
    Decrease (increase) in dividends receivable from
      subsidiaries........................................            20,000            30,000        (29,500)
    (Increase) decrease in other assets....................          (24,751)          (34,677)         3,417
    Increase (decrease) in other liabilities..............            14,968            (4,089)        11,806
    Increase in undistributed earnings of subsidiaries....           (30,354)         (114,492)      (122,489)
    Realized losses (gains) on investments................            14,329                23         (4,415)
                                                                  ----------        ----------     ----------
Net cash provided by operating activities.................           242,524           113,314        158,808
                                                                  ----------        ----------     ----------
Investing Activities
--------------------
Sale of fixed maturity investments........................            42,453            30,805         62,712
Maturity of fixed maturity investments....................            49,555            68,396         77,380
Sale of equity security investments.......................            61,836             7,125          9,982
Collection of finance receivables.........................             2,077             3,608          1,330
Purchase of fixed maturity investments....................           (94,622)         (132,759)      (119,592)
Purchase of equity security investments...................           (94,413)         (116,530)       (40,834)
Investment in finance receivables.........................                 0                 0         (9,159)
                                                                  ----------        ----------     ----------
Net cash used in investing activities.....................           (33,114)         (139,355)       (18,181)
                                                                  ----------        ----------     ----------
Financing Activities
--------------------
Increase in (payoff of) notes payable.....................            90,000          (265,564)         3,466
Proceeds from issue of 6.9% senior debentures.............                 0           419,593              0
Payment of cash dividends.................................          (109,702)          (99,522)       (88,405)
Purchase/issuance of treasury shares......................          (217,084)          (24,301)       (60,714)
Proceeds from stock options exercised.....................             7,212            10,314          6,474
                                                                  ----------        ----------     ----------
Net cash provided by (used in) financing activities.......          (229,574)           40,520       (139,179)
                                                                  ----------        ----------     ----------
(Decrease) increase in cash...............................           (20,164)           14,479          1,448
Cash at beginning of year.................................            21,421             6,942          5,494
                                                                  ----------        ----------     ----------
Cash at end of year.......................................        $    1,257        $   21,421     $    6,942
                                                                  ==========        ==========     ==========

This condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the Registrant's 1999 Annual Report to Shareholders.

SCHEDULE III

                 CINCINNATI FINANCIAL CORPORATION & SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                FOR YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (000's omitted)

          Column A                Column B        Column C       Column D      Column E       Column F
          --------                --------        --------       --------      --------       --------
                                               Future Policy
                                  Deferred        Benefits,                  Other Policy
                                   Policy          Losses,                     Claims &
                                Acquisition   Claims & Expense   Unearned      Benefits       Premium
           Segment                  Cost           Losses        Premiums       Payable       Revenue
---------------------------------------------------------------------------------------------------------
1999
Commercial Lines Insurance....   $     --(3)    $1,751,926        $297,203    $    --(3)       $1,088,039
Personal Lines Insurance......         --(3)       340,650         182,324         --(3)          569,238
                                 --------       ----------        --------    -------          ----------
  Total Property/Liability
   Insurance..................     91,360        2,092,576         479,527     36,536           1,657,277
Life/Health Insurance.........     63,025          870,362             926     15,236              74,673
                                 --------       ----------        --------    -------          ----------
Grand Total...................   $154,385       $2,962,938        $480,453    $51,772          $1,731,950
                                 ========       ==========        ========    =======          ==========

1998
Commercial Lines Insurance....   $     --(3)    $1,644,823        $287,148    $    --(3)       $1,019,463
Personal Lines Insurance......   $     --(3)       333,637         171,722         --(3)          523,176
                                 --------       ----------        --------    -------          ----------
  Total Property/Liability
   Insurance..................     86,611        1,978,460         458,870     50,422           1,542,639
Life/Health Insurance.........     56,285          544,093             825     15,480              70,096
                                 --------       ----------        --------    -------          ----------
Grand Total...................   $142,896       $2,522,553        $459,695    $65,902          $1,612,735
                                 ========       ==========        ========    =======          ==========

1997
Commercial Lines Insurance....   $     --(3)    $1,567,436        $285,401    $    --(3)       $  983,761
Personal Lines Insurance......   $     --(3)       321,447         156,677         --(3)          469,765
                                 --------       ----------        --------    -------          ----------
  Total Property/Liability
   Insurance..................     83,759        1,888,883         442,078     24,614           1,453,526
Life/Health Insurance.........     51,554          491,374             976     14,110              62,852
                                 --------       ----------        --------    -------          ----------
Grand Total...................   $135,313       $2,380,257        $443,054    $38,724          $1,516,378
                                 ========       ==========        ========    =======          ==========

          Column A                   Column G      Column H      Column I     Column J     Column K
          --------                   --------      --------      --------     --------     --------
                                                  Benefits,    Amortization
                                                   Claims,     of Deferred
                                       Net         Losses &       Policy        Other
                                    Investment    Settlement   Acquisition    Operating     Premium
           Segment                  Income (3)     Expenses       Costs       Expenses      Written
----------------------------------------------------------------------------------------------------------
1999
Commercial Lines Insurance....       $  --         $  794,294   $     --(3)    $     --(3)   $1,100,612
Personal Lines Insurance......          --            393,296         --(3)          --(3)      580,200
                                     -----         ----------   --------       --------      ----------
  Total Property/Liability
   Insurance..................          --          1,187,590    347,854        126,228       1,680,812
Life/Health Insurance.........          --             66,773     16,811         21,648           8,849(4)
                                     -----         ----------   --------       --------      ----------
Grand Total...................       $  --         $1,254,363   $364,665       $147,876      $1,689,661
                                     =====         ==========   ========       ========      ==========

1998
Commercial Lines Insurance....       $  --         $  725,621   $     --(3)    $     --(3)   $1,019,786
Personal Lines Insurance......          --            427,262         --(3)    $     --(3)      537,795
                                     -----         ----------   --------       --------      ----------
  Total Property/Liability
   Insurance..................          --          1,152,883    324,833         91,414       1,557,581
Life/Health Insurance.........          --             68,235     11,465         20,655           8,392(4)
                                     -----         ----------   --------       --------      ----------
Grand Total...................       $  --         $1,221,118   $336,298       $112,069      $1,565,973
                                     =====         ==========   ========       ========      ==========

1997
Commercial Lines Insurance....       $  --         $  624,639   $     --(3)    $     --(3)   $  987,446
Personal Lines Insurance......          --            370,847         --(3)    $     --(3)      484,157
                                     -----         ----------   --------       --------      ----------
  Total Property/Liability
   Insurance..................          --            995,486    305,336        130,960       1,471,603
Life/Health Insurance.........          --             59,438      9,056         17,737           8,112(4)
                                     -----         ----------   --------       --------      ----------
Grand Total...................       $  --         $1,054,924   $314,392       $148,697      $1,479,715
                                     =====         ==========   ========       ========      ==========

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

SCHEDULE IV

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                                   REINSURANCE
                FOR YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (000's omitted)

            Column A                               Column B        Column C        Column D        Column E            Column F
            --------                               --------        --------        --------        --------            --------
                                                                   Ceded to      Assumed from                        Percentage of
                                                    Gross           Other           Other             Net           Amount Assumed
                                                    Amount         Companies       Companies         Amount             to Net
-----------------------------------------------------------------------------------------------------------------------------------
1999
----
Life Insurance in Force......................    $ 17,889,524      $6,334,702     $     10,352     $ 11,565,174             .1%
                                                 ============      ==========     ============     ============
Premiums
Commercial Lines Insurance...................    $  1,125,270      $   73,406     $     36,175     $  1,088,039            3.3%
Personal Lines Insurance.....................         590,466          22,166              938          569,238             .2%
                                                 ------------      ----------     ------------     ------------
  Total Property/Liability Insurance.........       1,715,736          95,572           37,113        1,657,277            2.2%
                                                 ------------      ----------     ------------     ------------
Life/Health Insurance........................          84,935          10,350               88           74,673             .1%
                                                 ------------      ----------     ------------     ------------
Grand Total Premiums.........................    $  1,800,671      $  105,922     $     37,201     $  1,731,950            2.1%
                                                 ============      ==========     ============     ============
1998
----
Life Insurance in Force......................    $ 13,048,209      $3,080,996     $     11,647     $  9,978,860             .1%
                                                 ============      ==========     ============     ============
Premiums
Commercial Lines Insurance...................    $  1,055,769      $   74,251     $     37,945     $  1,019,463            3.7%
Personal Lines Insurance.....................         544,153          21,822              845          523,176             .2%
                                                 ------------      ----------     ------------     ------------
  Total Property/Liability Insurance.........       1,599,922          96,073           38,790        1,542,639            2.5%
                                                 ------------      ----------     ------------     ------------
Life/Health Insurance........................          75,657      $    5,682              121           70,096             .2%
                                                 ------------      ----------     ------------     ------------
Grand Total Premiums.........................    $  1,675,579      $  101,755     $     38,911     $  1,612,735            2.4%
                                                 ============      ==========     ============     ============
1997
----
Life Insurance in Force......................    $ 10,844,743      $1,313,957     $     13,631     $  9,544,417             .1%
                                                 ============      ==========     ============     ============
Premiums
Commercial Lines Insurance...................    $  1,016,586      $   74,137     $     41,157     $    983,606            4.2%
Personal Lines Insurance.....................         489,643          20,260              537          469,920             .1%
                                                 ------------      ----------     ------------     ------------
  Total Property/Liability Insurance.........       1,506,229          94,397           41,694        1,453,526            2.9%
                                                 ------------      ----------     ------------     ------------
Life/Health Insurance........................          68,073           5,357              136           62,852             .2%
                                                 ------------      ----------     ------------     ------------
Grand Total Premiums.........................    $  1,574,302      $   99,754     $     41,830     $  1,516,378            2.8%
                                                 ============      ==========     ============     ============

SCHEDULE VI

                 CINCINNATI FINANCIAL CORPORATION & SUBSIDIARIES
   SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
                FOR YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (000's omitted)

     Column A        Column B      Column C     Column D      Column E     Column F     Column G
     --------        --------      --------     --------      --------     --------     --------
                                   Reserves
                                  for Unpaid
                     Deferred     Claims and    Discount,
   Affiliation        Policy        Claim        if any,                                   Net
       with         Acquisition   Adjustment    Deducted      Unearned      Earned     Investment
    Registrant         Costs       Expenses    in Column C    Premiums     Premiums      Income
--------------------------------------------------------------------------------------------------
Consolidated
Property-Casualty
Entities
1999                $   91,360    $2,092,576   $        0    $  479,527   $1,657,277   $  207,640
                    ==========    ==========   ==========    ==========   ==========   ==========


1998                $   86,611    $1,978,460   $        0    $  458,870   $1,542,639   $  203,919
                    ==========    ==========   ==========    ==========   ==========   ==========


1997                $   83,759    $1,888,883   $        0    $  442,078   $1,453,526   $  199,427
                    ==========    ==========   ==========    ==========   ==========   ==========

     Column A               Column H             Column I     Column J     Column K
     --------               --------             --------     --------     --------
                        Claims and Claim      Amortization      Paid
                       Adjustment Expenses     of Deferred   Claims and
   Affiliation         Incurred Related to        Policy        Claim
       with              (1)          (2)      Acquisition   Adjustment    Premiums
    Registrant      Current Year  Prior Years     Costs       Expenses      Written
--------------------------------------------------------------------------------------
Consolidated
Property-Casualty
Entities
1999                 $1,303,651   $(116,061)    $  347,854   $1,096,146   $  1,680,812
                     ==========   =========     ==========   ==========   ============

1998                 $1,306,194   $(153,311)    $  324,833   $1,089,208   $  1,557,581
                     ==========   =========     ==========   ==========   ============


1997                 $1,115,140   $(119,654)    $  305,336   $  921,253   $  1,471,603
                     ==========   =========     ==========   ==========   ============

                                Index of Exhibits

Exhibit 3(i) --Amended Articles of Incorporation of Cincinnati Financial
               Corporation.

Exhibit 3(ii)--Regulations of Cincinnati Financial
               Corporation--incorporated by reference to Exhibit 2 to registrant's Proxy Statement dated March 2, 1992.

Exhibit 11   --Statement re computation of per share earnings for the years ended December 31, 1999, 1998, and 1997

Exhibit 13   --Material incorporated by reference from the annual report of the registrant to its shareholders for the year ended December 31, 1999

Exhibit 21   --Subsidiaries of the registrant--information contained in Part I of this report

Exhibit 22   --Notice of Annual Meeting of Shareholders and Proxy Statement
               dated March 1, 2000--incorporated by reference to such document previously filed with Securities and Exchange Commission, Washington, D.C., 20549

Exhibit 23   --Independent Auditors' Consent

Exhibit 27   --Financial Data Schedule

                               S I G N A T U R E S

           Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        CINCINNATI FINANCIAL CORPORATION

                  Signature                                     Title                          Date
                  ---------                                     -----                          ----
/S/          John J. Schiff, Jr.                              Chairman,
   ------------------------------------------              Chief Executive                  March 17, 2000
             John J. Schiff, Jr.                         Officer, President
                                                            and Director

/S/          Kenneth W. Stecher                        Senior Vice President,
   ------------------------------------------               Secretary and                   March 17, 2000
             Kenneth W. Stecher                               Treasurer
                                                    (Principal Financial Officer)
                                                   (Principal Accounting Officer)

/S/            William F. Bahl                                Director                      March 17, 2000
   ------------------------------------------
               William F. Bahl


                                                              Director                        March , 2000
   ------------------------------------------
                Michael Brown

/S/             John E. Field                                 Director                      March 17, 2000
   ------------------------------------------
                John E. Field


                                                              Director                        March , 2000
   ------------------------------------------
             William R. Johnson

/S/        Kenneth C. Lichtendahl                             Director                      March 17, 2000
   ------------------------------------------
           Kenneth C. Lichtendahl


/S/            James G. Miller                          Senior Vice President               March 17, 2000
   ------------------------------------------         Chief Investment Officer
               James G. Miller                               and Directo

                  Signature                                     Title                          Date
                  ---------                                     -----                          ----
/S/          Jackson H. Randolph                              Director                      March 17, 2000
   ------------------------------------------
             Jackson H. Randolph


                                                              Director                        March , 2000
   ------------------------------------------
              Robert C. Schiff

/S/           Thomas R. Schiff                                Director                      March 17, 2000
   ------------------------------------------
              Thomas R. Schiff


                                                              Director                        March , 2000
   ------------------------------------------
             Frank J. Schultheis

/S/             Larry R. Webb                                 Director                      March 17, 2000
   ------------------------------------------
                Larry R. Webb


/S/            Alan R. Weiler                                 Director                      March 17, 2000
   ------------------------------------------
               Alan R. Weiler


/S/           E. Anthony Woods                                Director                      March 17, 2000
   ------------------------------------------
              E. Anthony Woods