Form 10-Q
period 2000-03-31
CINCINNATI FINANCIAL CORP
filed 2000-05-08
CIK 20286

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                 ----------------------------------------------



                                    FORM 10-Q



   X           Quarterly Report Under Section 13 or 15(d) of the
-------        Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

               Transition Report Pursuant to Section 13 or 15(d)
--------       of the Securities Exchange Act of 1934

                 ----------------------------------------------

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

              $2.00 Par Common--160,780,000 shares outstanding at March 31, 2000

              $36,347,000 of 5.5% Convertible Senior Debentures Due 2002

              $419,618,000 of 6.9% Senior Debentures Due 2028

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  (000's omitted)

                                                             (Unaudited)
                                                              March 31,             December 31,
                                                                 2000                   1999
                                                             ------------           ------------
ASSETS
Investments
   Fixed Maturities (Cost: 2000--$3,046,552;
      1999--$2,692,154) ...........................          $  2,941,676           $  2,617,412
   Equity Securities (Cost: 2000--$2,076,282;
      1999--$2,022,555) ...........................             6,631,681              7,510,918
   Other Invested Assets ..........................                68,127                 65,909
Cash ..............................................                54,473                339,554
Investment Income Receivable ......................                86,146                 80,128
Finance Receivables ...............................                32,066                 32,931
Premiums Receivable ...............................               184,693                166,585
Reinsurance Receivable ............................               173,922                159,229
Prepaid Reinsurance Premiums ......................                24,113                 24,684
Deferred Acquisition Costs Pertaining to Unearned
   Premiums and to Life Policies in Force .........               155,836                154,385
Land, Buildings and Equipment for Company Use (at
   Cost Less Accumulated Depreciation) ............               115,414                107,784
Other Assets ......................................                95,761                120,695
                                                             ------------           ------------

      Total Assets ................................          $ 10,563,908           $ 11,380,214
                                                             ============           ============

LIABILITIES
Insurance Reserves:
   Losses and Loss Expenses .......................          $  2,185,742           $  2,154,149
   Life Policy Reserves ...........................               872,903                860,561
Unearned Premiums .................................               480,883                480,453
Notes Payable .....................................               137,000                118,000
5.5% Convertible Senior Debentures Due 2002 .......                36,347                 36,759
6.9% Senior Debentures Due 2028 ...................               419,618                419,614
Federal Income Taxes
   Current ........................................                68,873                 30,492
   Deferred .......................................             1,385,175              1,719,673
Other Liabilities .................................               174,259                139,229
                                                             ------------           ------------

      Total Liabilities ...........................             5,760,800              5,958,930
                                                             ------------           ------------

SHAREHOLDERS' EQUITY
Common Stock, $2 per Share; Authorized 200,000
   Shares; Issued 2000--172,269; 1999--171,862
   Shares; Outstanding 2000--160,780; 1999--162,021
   Shares .........................................               344,537                343,725
Paid-In Capital ...................................               245,742                237,859
Retained Earnings .................................             1,672,704              1,623,890
Accumulated Other Comprehensive Income ............             2,904,090              3,530,104
                                                             ------------           ------------
                                                                5,167,073              5,735,578
Less Treasury Shares at Cost (2000--11,489 Shares;
   1999--9,841 Shares) ............................              (363,965)              (314,294)
                                                             ------------           ------------
      Total Shareholders' Equity ..................             4,803,108              5,421,284
                                                             ------------           ------------
         Total Liabilities and Shareholders' Equity          $ 10,563,908           $ 11,380,214
                                                             ============           ============

Accompanying notes are an integral part of these financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS FOR INCOME
                                   (UNAUDITED)

                                                            (000's omitted except per share data)

                                                                 Three Months Ended March 31,
                                                                  2000                1999
                                                                ---------           ---------
Revenues:
   Premiums Earned:
       Property and Casualty .........................          $ 430,370           $ 396,097
       Life ..........................................             17,012              15,532
       Accident and Health ...........................                711               2,171
                                                                ---------           ---------
          Net Premiums Earned ........................            448,093             413,800
   Investment Income, Less Expenses ..................            106,279              95,816
   Realized Gains on Investments .....................             14,524              24,746
   Other Income ......................................              2,374               2,297
                                                                ---------           ---------

       Total Revenues ................................            571,270             536,659
                                                                ---------           ---------


Benefits & Expenses:
   Insurance Losses and Policyholder Benefits.........            317,290             324,466
   Commissions .......................................             82,722              72,915
   Other Operating Expenses ..........................             41,514              37,807
   Taxes, Licenses & Fees ............................             13,221              10,208
   Increase in Deferred Acquisition Costs
       Pertaining to Unearned Premiums
       and to Life Policies in Force .................             (1,451)               (102)
   Interest Expense ..................................              9,162               7,785
   Other Expenses ....................................              5,284               1,519
                                                                ---------           ---------
       Total Benefits & Expenses .....................            467,742             454,598
                                                                ---------           ---------


Income Before Income Taxes ...........................            103,528              82,061
                                                                ---------           ---------
Provision for Income Taxes:
   Current ...........................................             21,578              20,839
   Deferred ..........................................              2,587              (3,255)
                                                                ---------           ---------

       Total Provision for Income Taxes ..............             24,165              17,584
                                                                ---------           ---------

Net Income ...........................................          $  79,363           $  64,477
                                                                =========           =========

Average Shares Outstanding ...........................            161,430             166,102
                                                                =========           =========

Average Shares Outstanding (diluted) .................            164,859             171,116
                                                                =========           =========

Per Common Share:

   Net Income (basic) ................................          $     .49           $     .39
                                                                =========           =========

   Net Income (diluted) ..............................          $     .48           $     .38
                                                                =========           =========

   Cash Dividends Declared ...........................          $     .19           $     .17
                                                                =========           =========

Accompanying notes are an integral part of these financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                                (000's omitted)
                                                  THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                                  ------------------------------------------

                                                                                                 Accumulated
                                                                                                    Other           Total
                        Common        Stock         Treasury        Paid-In        Retained     Comprehensive    Shareholders'
                        Shares        Amount         Stock          Capital        Earnings        Income           Equity
                       -------       --------       ---------       --------      ----------    -------------    -------------
Bal. Dec. 31,
  1998                 170,435       $340,871       $ (97,196)      $218,328      $1,480,914      $3,678,019       $5,620,936
                                                                                                                   ----------

Net Income                                                                            64,477                           64,477

Change in Unreal
  Gains Net of
  Inc. Taxes of
  $102,675                                                                                          (190,682)        (190,682)
                                                                                                                   ----------

Comprehensive
   Income                                                                                                            (126,205)

Div. Declared                                                                        (28,122)                         (28,122)

Purchase/Issuance of
  Treasury Shares                                     (62,389)             7                                          (62,382)

Stock Options
  Exercised                100            200                          1,453                                            1,653

Conversion of
   Debentures               73            145                            936                                            1,081
                       -------       --------       ---------       --------      ----------      ----------       ----------

Bal. March 31,
  1999                 170,608       $341,216       $(159,585)      $220,724      $1,517,269      $3,487,337       $5,406,961
                       =======       ========       =========       ========      ==========      ==========       ==========

Bal. Dec. 31,
  1999                 171,862       $343,725       $(314,294)      $237,859      $1,623,890      $3,530,104       $5,421,284
                                                                                                                   ----------

Net Income                                                                            79,363                           79,363

Change in Unreal
  Gains Net of
  Inc. Taxes of
  $337,084                                                                                          (626,014)        (626,014)
                                                                                                                   ----------

Comprehensive
   Income                                                                                                            (546,651)

Div. Declared                                                                        (30,549)                         (30,549)

Purchase/Issuance of
  Treasury Shares                                     (49,671)             1                                          (49,670)

Stock Options
  Exercised                379            757                          7,525                                            8,282

Conversion of
  Debentures                28             55                            357                                              412
                       -------       --------       ---------       --------      ----------      ----------       ----------

Bal. March 31,
  2000                 172,269       $344,537       $(363,965)      $245,742      $1,672,704      $2,904,090       $4,803,108
                       =======       ========       =========       ========      ==========      ==========       ==========



Accompanying notes are an integral part of these financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        (000's omitted)

                                                                  Three Months Ended March 31,

                                                                    2000                1999
                                                                  ---------           ---------
Cash flows from operating activities:
   Net income ..........................................          $  79,363           $  64,477
   Adjustments to reconcile operating income to net cash
      provided by operating activities:

      Depreciation and amortization ....................              4,969               3,345
      Increase in investment income receivable .........             (6,018)               (808)
      Increase in premiums receivable ..................            (18,108)             (2,591)
      Increase in reinsurance receivable ...............            (14,693)             (3,121)
      Decrease in prepaid reinsurance premiums .........                571               2,724
      Decrease in deferred acquisition costs ...........             (1,451)               (102)
      Decrease (increase) in accounts receivable .......             29,016              15,896
      Increase (decrease) in other assets ..............                968             (10,063)
      Decrease in loss and loss expense reserves .......             31,593              38,360
      Increase in life policy reserves .................             12,342               9,880
      Increase (decrease) in unearned premiums .........                430              (3,757)
      Increase in other liabilities ....................             32,091              11,805
      Decrease (increase) in deferred income taxes .....              2,587              (3,255)
      Realized gains on investments ....................            (14,524)            (24,746)
      Decrease in current income taxes .................             38,381              20,839
      Other ............................................             (3,326)             13,280
                                                                  ---------           ---------
          Net cash provided by operating activities ....            174,191             132,163
                                                                  ---------           ---------

Cash flows from investing activities:

      Sale of fixed maturities .........................            144,831              13,416
      Call or maturity of fixed maturities investments..            108,004              88,301
      Sale of equity securities investments ............             40,166              65,565
      Collection of finance receivables ................              3,512               3,718
      Purchase of fixed maturities investments .........           (607,833)           (106,877)
      Purchase of equity securities investments ........            (78,160)            (67,859)
      Investment in land, buildings and equipment ......            (14,861)            (45,721)
      Investment in finance receivables ................             (2,647)             (3,409)
      Investment in other invested assets ..............             (2,287)             (1,428)
                                                                  ---------           ---------
          Net cash used in investing activities ........           (409,275)            (54,294)
                                                                  ---------           ---------

Cash flows from financing activities:
      Proceeds from stock options exercised ............              8,282               1,653
      Purchase/Issuance of treasury shares .............            (49,670)            (62,382)
      Increase in notes payable ........................             19,000              10,000
      Payment of cash dividends to shareholders ........            (27,609)            (25,564)
                                                                  ---------           ---------
          Net cash used in financial activities ........            (49,997)            (76,293)
                                                                  ---------           ---------

Net increase (decrease) in cash ........................           (285,081)              1,576
Cash at beginning of period ............................            339,554              58,611
                                                                  ---------           ---------

Cash at end of period ..................................          $  54,473           $  60,187
                                                                  =========           =========

Supplemental disclosures of cash flow information
   Interest paid .......................................          $   1,636           $       0
                                                                  =========           =========
   Income taxes paid ...................................          $ (18,048)          $       0
                                                                  =========           =========

Accompanying notes are an integral part of these financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE I - ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the Company and all of its subsidiaries, each of which is wholly owned, and are presented in conformity with generally accepted accounting principles. All significant inter-company investments and transactions have been eliminated in consolidation. The December 31, 1999 consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by generally accepted accounting principles.

INVESTMENTS--Fixed maturities and equity securities have been classified as available for sale and are carried at fair values at March 31, 2000 and December 31, 1999.

UNREALIZED GAINS AND LOSSES (000's omitted)--The increases in unrealized losses for fixed maturities and decreases in unrealized gains for equity securities (net of income tax effect) for the three-month periods ended March 31 are as follows:


                                         Fixed                    Equity
             Year                      Maturities               Securities                Total
             ----                      ----------               ----------                -----
             2000                       $(19,587)               $(606,427)              $(626,014)

             1999                       $(24,463)               $(166,219)              $(190,682)


Such amounts are included as deductions from shareholders' equity.

REINSURANCE (000's omitted)--Premiums earned are net $27,710 and $26,565 of premiums on ceded business for March 31, 2000 and 1999, respectively. Insurance losses and policyholder benefits in the accompanying consolidated statements of income are net of $22,866 and $11,289 reinsurance recoveries for March 31, 2000 and 1999, respectively.


NOTE II - STOCK OPTIONS

The Company has primarily qualified stock option plans under which options are granted to employees of the Company at prices which are not less than market price at the date of grant and which are exercisable over ten-year periods. On March 31, 2000, outstanding options for Stock Plan IV totalled 2,200,318 shares with purchase prices ranging from a low of $7.71 to a high of $42.87, outstanding options for Stock Plan V totalled 1,200,774 shares with purchase prices ranging from a low of $20.47 to a high of $45.37 and outstanding options for Stock Plan VI totalled 2,716,293 shares with purchase prices ranging from a low of $29.38 to a high of $41.47.

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

                                                            Quarter Ended March 31,
                                                           2000                  1999
                                                        -----------           -----------
REVENUES
   Commercial lines insurance ................          $   283,393           $   258,455
   Personal lines insurance ..................              146,977               137,642
   Life insurance ............................               17,723                17,703
   Investment operations .....................              120,803               120,562
   Corporate and other .......................                2,374                 2,297
                                                        -----------           -----------

        Total revenues .......................          $   571,270           $   536,659
                                                        ===========           ===========


INCOME BEFORE INCOME TAXES
   Property and casualty insurance ...........          $     7,459           $   (20,836)
   Life insurance                                              (312)                  138
   Investment operations .....................              108,186               112,883
   Corporate and other .......................              (11,805)              (10,124)
                                                        -----------           -----------

        Total income before income taxes......          $   103,528           $    82,061
                                                        ===========           ===========


IDENTIFIABLE ASSETS
   Property and casualty insurance ...........          $ 5,144,927           $ 5,471,113
   Life insurance ............................            1,455,394             1,193,610
   Corporate and other .......................            3,963,587             4,190,482
                                                        -----------           -----------

        Total identifiable assets ............          $10,563,908           $10,855,205
                                                        ===========           ===========


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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (000's omitted)


This Management Discussion is intended to supplement the data contained in the financial statements and related notes of Cincinnati Financial Corporation and subsidiaries. The following discussion, related consolidated financial statements and accompanying notes contain certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed. Factors that could cause or contribute to such differences include, but are not limited to: unusually high levels of catastrophe losses due to changes in weather patterns or other natural causes; changes in insurance regulations or legislation that place the Company at a disadvantage in the marketplace; recession or other economic conditions resulting in lower demand for insurance products; sustained decline in overall stock market values negatively impacting the Company's equity portfolio and the ability to generate investment income. Readers are cautioned that the Company undertakes no obligation to review or update the forward-looking statements included in this material.

Premiums earned for the three months ended March 31, 2000 have increased $34,293 (8%) over the three months ended March 31, 1999. For our property and casualty insurance companies, gross written premiums increased $38,032 and gross earned premiums increased by $33,975. The growth rate of our property and casualty subsidiaries on a gross written and earned basis is greater than last year, because of rate increases and increased new business in commercial lines. The premium volume of our life and health company increased $20. The premium growth in our life products is mainly attributable to increased sales of both traditional and work site marketing products. For the three-month period ended March 31, 2000, investment income, net of expenses, has increased $10,463 (11%) when compared with the first three months of 1999. This increase includes $5.4 million from a $302.9 million premium for a bank-owned life insurance (BOLI) policy booked at the end of 1999. Excluding BOLI interest income, pre-tax investment income rose 5.4 percent to $100.9 million versus a comparable $95.8 million in the first quarter of 1999. This increase is the result of the growth of the investment portfolio because of investing cash flows from operations and dividend increases from equity securities.

Realized gains on investments for the three months ended March 31, 2000 amounted to $14,524 compared to $24,746 for the comparable three-month period March 31, 1999. The realized gains are predominantly the result of the sale of preferred equity securities and management's decision to realize the gains and reinvest the proceeds at higher yields. Other equity securities are sold at the discretion of management and reinvested in other equity securities.

Insurance losses and policyholder benefits (net of reinsurance recoveries) decreased $7,176 (2%) for the first three months of 2000 over the same period in 1999. Property and casualty company losses decreased $11,473 in the first quarter of 2000, compared to the first quarter of 1999. Catastrophic claims were lower by $15,474 in the same period. Policy holder benefits increased $4,297 over the first quarter of 1999 in the life insurance subsidiary.

Commission expenses increased $9,807 for the first quarter of 2000 compared to the same period of 1999. Property and casualty commissions increased $8,055, reflecting higher contingent commissions and higher growth of premiums written. Life commissions increased 43%, or $1,752, caused by higher commissions on term life insurance products. Other operating expenses increased $3,707 for the three-month period ended March 31, 2000 compared to the same period for 1999. The increase is attributable to increases in staff and costs associated to our investment in infrastructure to support future growth. Taxes, licenses and fees increased $3,013 for the first quarter of 2000 compared to the first quarter of 1999. First quarter 1999 reflected a savings of more than $2,000 from decreased tax rates in our domicile state, Ohio, and related lower retaliatory taxes. Interest expense increased $1,377 for the three-month period ended March 31, 2000 compared to the same period for 1999. The increase is attributable to increased short-term debt compared to short-term debt previously held.

Provision for income taxes, current and deferred, have increased by $6,581 for the first three months of 2000 compared to the first three months of 1999. The increase in federal taxes is attributable to higher income before taxes and an increase in the effective tax rate of 23.34% at March 31, 2000 from 21.43% at March 31, 1999.

In the first quarter of 2000 and 1999, the Company experienced a decrease in unrealized gains in investments resulting in comprehensive income of ($546,651) in 2000 compared to ($126,204) in 1999.

Market Risk - The Company could incur losses due to adverse changes in market rates and prices. The Company's primary market risk exposures are to changes in price for equity securities and changes in interest rates and credit ratings for fixed maturity securities. The Company could alter the existing investment portfolios or change the character of future investments to manage exposure to market risk. CFC, with the Board of Directors, administers and oversees investment risk through the Investment Committee, which provides executive oversight of investment activities. The Company has specific investment guidelines and policies that define the overall framework used daily by investment portfolio managers to limit the Company's exposure to market risk.

On February 6, 1999, the Board authorized repurchase of up to seventeen million of the Company's outstanding shares, with the intent to complete the repurchase by December 31, 2000. This authorization supersedes the previous authorization of nine million shares. As of March 31, 2000, the Company has repurchased 7,370 shares, leaving 9,630 future repurchased shares authorized.

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

ITEM 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits included:

              Exhibit 11--Statement re-Computation of Per Share Earnings.
              Exhibit 27--Financial Data Schedule.

         (b) The Company was not required to file any reports on Form 8-K during the quarter ended March 31, 2000.


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

                                              CINCINNATI FINANCIAL CORPORATION
                                              --------------------------------
                                                        (Registrant)

Date        May 4, 2000
    ---------------------------

                                            By /s/ Kenneth W. Stecher
                                            ------------------------------------
                                            Kenneth W. Stecher
                                            Senior Vice President
                                            (Principal Financial Officer)