Form 10-Q
period 2000-06-30
CINCINNATI FINANCIAL CORP
filed 2000-08-11
CIK 20286

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  -----------

                                    FORM 10-Q

                  X        Quarterly Report Under Section 13 or 15 (d) of the
               -------     Securities Exchange Act of 1934


                           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                           Transition Report Pursuant to Section 13 or 15 (d)
               --------    of the Securities Exchange Act of 1934

                                   -----------

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

              $2.00 Par Common--160,967,000 shares outstanding at June 30, 2000

              $31,411,000 of 5.5% Convertible Senior Debentures Due 2002

              $419,621,000 of 6.9% Senior Debentures Due 2028

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   (000's omitted)
                                                                            (Unaudited)
                                                                             June 30,          December 31,
                                                                               2000                1999
                                                                              ------              ------
ASSETS
Investments
   Fixed maturities (cost: 2000--$2,773,773;
      1999--$2,692,154)........................................            $ 2,636,926           $ 2,617,412
   Equity securities (cost: 2000--$2,102,176;
      1999--$2,022,555)........................................              6,723,471             7,510,918
   Other invested assets......................................                  68,808                65,909
Cash  ........................................................                  37,247               339,554
Investment income receivable..................................                  84,208                80,128
Finance receivables...........................................                  31,623                32,931
Premiums receivable...........................................                 195,260               166,585
Reinsurance receivable........................................                 193,826               159,229
Prepaid reinsurance premiums..................................                  24,497                24,684
Deferred acquisition costs pertaining to unearned
   premiums and to life policies in force.....................                 161,389               154,385
Land, buildings and equipment for company use (at cost
   less accumulated depreciation).............................                 118,249               107,784
Other assets..................................................                 112,222               120,695
Assets held in separate accounts..............................                 313,742                   -0-
                                                                          ------------          ------------
      Total Assets                                                        $ 10,701,468          $ 11,380,214
                                                                          ============          ============

LIABILITIES
Insurance reserves:
   Losses and loss expenses...................................             $ 2,180,549           $ 2,154,149
   Life policy reserves.......................................                 578,085               860,561
Unearned premiums.............................................                 490,747               480,453
Notes payable ................................................                 173,000               118,000
5.5% Convertible senior debentures due 2002...................                  31,411                36,759
6.9% Senior debentures due 2028...............................                 419,621               419,614
Federal income taxes
   Current....................................................                  77,766                30,492
   Deferred ..................................................               1,399,547             1,719,673
Other liabilities.............................................                 168,462               139,229
Liabilities related to separate accounts......................                 313,742                   -0-
                                                                          ------------          ------------
      Total Liabilities                                                      5,832,930             5,958,930
                                                                          ------------          ------------
SHAREHOLDERS' EQUITY
Common stock, $2 per share; authorized 200,000 Shares; issued
   2000--172,645; 1999--171,862 Shares; outstanding
   2000--160,967; 1999--162,021 Shares........................                 345,289               343,725
Paid-in capital ..............................................                 250,719               237,859
Retained earnings.............................................               1,716,779             1,623,890
Accumulated other comprehensive income........................               2,926,142             3,530,104
                                                                          ------------          ------------
                                                                             5,238,929             5,735,578
Less treasury shares at cost (2000--11,678 shares;
   1999--9,841 shares).........................................               (370,391)             (314,294)
                                                                          ------------          ------------
      Total Shareholders' Equity..............................               4,868,538             5,421,284
                                                                          ------------          ------------
         Total Liabilities and Shareholders' Equity...........            $ 10,701,468          $ 11,380,214
                                                                          ============          ============

Accompanying notes are an integral part of these financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                          (000's omitted except per share data)

                                                               Six Months Ended June 30,       Three Months Ended June 30,
                                                                   2000           1999             2000           1999
                                                                  ------         ------           ------         ------
Revenues:
  Premiums earned:
   Property and casualty..................................       $ 880,089       $804,637        $ 449,719     $ 408,540
   Life  .................................................          37,015         32,336           20,003        16,804
   Accident and health....................................           1,476          4,576              765         2,405
                                                                 ---------       --------        ---------     ---------
      Net premiums earned.................................         918,580        841,549          470,487       427,749
  Investment income, less expenses........................         209,020        190,524          102,741        94,709
  Realized gains on investments...........................          17,624         38,788            3,100        14,041
  Other income............................................           4,853          7,119            2,479         4,822
                                                                 ---------       --------        ---------     ---------

   Total revenues.........................................       1,150,077      1,077,980          578,807       541,321
                                                                 ---------       --------        ---------     ---------


Benefits & expenses:
  Insurance losses and policyholder benefits..............         646,895        611,097          329,605       286,631
  Commissions.............................................         169,706        153,331           86,984        80,416
  Other operating expenses................................          82,698         73,232           41,184        35,425
  Taxes, licenses & fees  ................................          27,313         23,667           14,092        13,459
  Increase in deferred acquisition costs
      pertaining to unearned premiums
      and to life policies in force.......................          (7,004)          (898)          (5,553)         (796)
  Interest expense .......................................          19,141         15,391            9,979         7,606
  Other expenses..........................................          11,160          3,758            5,876         2,239
                                                                 ---------       --------        ---------     ---------
   Total benefits & expenses..............................         949,909        879,578          482,167       424,980
                                                                 ---------       --------        ---------     ---------

Income before income taxes................................         200,168        198,402           96,640       116,341
                                                                 ---------       --------        ---------     ---------
Provision for income taxes:
 Current .................................................          41,027         52,974           19,449        32,135
 Deferred ................................................           5,084         (5,303)           2,497        (2,048)
                                                                 ---------       --------        ---------     ---------

   Total provision for income taxes.......................          46,111         47,671           21,946        30,087
                                                                 ---------       --------        ---------     ---------

Net income................................................       $ 154,057      $ 150,731         $ 74,694      $ 86,254
                                                                 =========      =========         ========      ========

Average shares outstanding................................         161,527        165,507          161,623       163,105

Average shares outstanding (diluted)......................         164,895        170,028          165,549       167,750

Per common share:

Net income................................................           $ .95          $ .91            $ .46         $ .53
                                                                     =====          =====            =====         =====

Net income (diluted)......................................           $ .94          $ .89            $ .45         $ .52
                                                                     =====          =====            =====         =====

Cash dividends declared...................................           $ .38          $ .34            $ .19         $ .17
                                                                     =====          =====            =====         =====

Accompanying notes are an integral part of these financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                    (000's omitted)
                                   SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                       --------------------------------------------------------------
                                                                                               Accumulated
                                                                                                  Other            Total
                        Common        Stock     Treasury      Paid-In        Retained         Comprehensive     Shareholders'
                        Shares       Amount       Stock       Capital        Earnings             Income          Equity
                       --------      ------     --------      -------        --------         -------------     -----------
Bal. Dec. 31,
  1998                  170,435     $340,871     $ (97,196)   $ 218,328      $1,480,914        $ 3,678,019         $5,620,936
                                                                                                                   ----------
Net Income                                                                      150,731                               150,731

Change in unreal.
  gains net of
  inc. taxes of
  $28,039                                                                                        (104,166)          (104,166)
                                                                                                                   ----------
Comprehensive
   income                                                                                                              46,565

Div. declared                                                                   (56,200)                             (56,200)

Purchase/issuance of
  treasury shares                                  (91,239)           9                                               (91,230)

Stock options
  exercised                 258          517                      4,078                                                 4,595

Conversion of
  debentures                595        1,189                      7,657                                                 8,846
                        -------    ---------    ----------    ---------     -----------        -----------         ----------

Bal. June 30,
  1999                  171,288     $342,577    $ (188,435)   $ 230,072     $ 1,575,445        $ 3,573,853         $5,533,512
                        =======     ========    ==========    =========     ===========        ===========         ==========

Bal. Dec. 31,
  1999                  171,862     $343,725    $ (314,294)   $ 237,859     $ 1,623,890        $ 3,530,104         $5,421,284
                                                                                                                   ----------

Net income                                                                      154,057                               154,057

Change in unreal.
  gains net of
  inc. taxes of
  $325,210                                                                                        (603,962)          (603,962)
                                                                                                                    ----------

Comprehensive
   income                                                                                                            (449,905)

Div. declared                                                                   (61,168)                              (61,168)

Purchase/issuance of
  treasury shares                                  (56,097)           4                                               (56,093)

Stock options
  exercised                 423          846                      8,226                                                 9,072

Conversion of
  debentures                360          718                      4,630                                                 5,348
                        -------    ---------    ----------    ---------     -----------        -----------         ----------
Bal. June 30,
  2000                  172,645    $ 345,289    $ (370,391)   $ 250,719     $ 1,716,779        $ 2,926,142         $4,868,538
                       ========    =========    ==========    =========     ===========        ===========         ==========

Accompanying notes are an integral part of these financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 (000's omitted)
                                                                            Six Months Ended June 30,
                                                                              2000            1999
                                                                           ---------       ---------
Cash flows from operating activities:
   Net income .......................................................      $ 154,057       $ 150,731
   Adjustments to reconcile operating income to net cash
      provided by operating activities:

      Depreciation and amortization .................................          8,252           6,701
      Increase in investment income receivable ......................         (9,011)         (1,148)
      Increase in premiums receivable ...............................        (28,675)        (11,489)
      Increase in reinsurance receivable ............................        (34,597)         (2,842)
      Decrease in prepaid reinsurance premiums ......................            187           3,284
      Increase in deferred acquisition costs ........................         (7,004)           (898)
      Decrease in accounts receivable ...............................         26,136          13,145
      Increase in other assets ......................................         (7,031)        (14,662)
      Increase in loss and loss expense reserves ....................         58,471          24,092
      Increase (decrease) in life policy reserves ...................         25,286           4,318
      Increase in unearned premiums .................................         10,294             449
      Increase (decrease) in other liabilities ......................          3,675          18,965
      Increase (decrease) in deferred income taxes ..................          5,084          (5,303)
      Realized gains on investments .................................        (17,624)        (38,788)
      Increase in current income taxes ..............................         47,274          34,359
      Transfer of cash to separate account ..........................        (11,394)              0
      Other .........................................................        (12,624)        (16,822)
                                                                           ---------       ---------
          Net cash provided by operating activities .................       (210,756)        164,092
                                                                           ---------       ---------

Cash flows from investing activities:
      Sale of fixed maturities ......................................         21,512          46,280
      Call or maturity of fixed maturities investments ..............        305,611         211,359
      Sale of equity securities investments .........................         56,868          95,770
      Collection of finance receivables .............................          7,892           8,838
      Purchase of fixed maturities investments ......................       (708,523)       (268,629)
      Purchase of equity securities investments .....................       (118,742)       (123,012)
      Investment in land, buildings and equipment ...................        (17,884)        (24,318)
      Investment in finance receivables .............................         (6,584)         (8,814)
      Investment in other invested assets ...........................         (3,035)         (3,595)
                                                                           ---------       ---------
          Net cash used in investing activities .....................       (462,885)        (66,121)
                                                                           ---------       ---------

Cash flows from financing activities:
      Proceeds from stock options exercised .........................          9,072           4,594
      Purchase/issuance of treasury shares ..........................        (56,093)        (91,230)
      Increase in notes payable .....................................         55,000          50,000
      Payment of cash dividends to shareholders .....................        (58,157)        (53,694)
                                                                           ---------       ---------
          Net cash used in financial activities .....................        (50,178)        (90,330)
                                                                           ---------       ---------

Net increase (decrease) in cash .....................................       (302,307)          7,641
Cash at beginning of period .........................................        339,554          58,611
                                                                           ---------       ---------

Cash at end of period ...............................................      $  37,247       $  66,252
                                                                           =========       =========

Supplemental disclosures of cash flow information
   Interest paid ....................................................      $  19,173       $  15,331
                                                                           =========       =========
   Income taxes paid (refunded) .....................................      $  (7,604)      $  18,000
                                                                           =========       =========


Noncash transaction--During the second quarter, the Company established a separate account. This resulted in a noncash transfer to the separate account of the following: $300,818 from investments, $207,762 from life policy reserves, $11,394 from cash, $8,924 from accounts payable securities, $4,932 from investment income receivable, $520 from other liabilities, and $142 from accounts receivable securities.



Accompanying notes are an integral part of these financial statements

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE I - ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the Company and all of its subsidiaries, each of which is wholly owned, and are presented in conformity with accounting principles generally accepted in the United States of America. All significant inter-company investments and transactions have been eliminated in consolidation. The December 31, 1999 consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America.

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

INVESTMENTS--Fixed maturities and equity securities have been classified as available for sale and are carried at fair values at June 30, 2000 and December 31, 1999.

UNREALIZED GAINS AND LOSSES (000's omitted)--The increases (decreases) in unrealized gains for fixed maturities and equity securities (net of income tax effect) for the six-month and three-month periods ended June 30 are as follows:

                        Six Months Ended June 30,            Three Months Ended June 30,

                          2000            1999                  2000            1999
                       ---------       ---------             ---------       ---------
Fixed maturities       $ (40,368)      $ (76,362)            $ (20,781)      $ (51,899)
Equity securities       (563,594)        (27,804)               42,833         138,415
                       ---------       ---------             ---------       ---------
  Total                $(603,962)      $(104,166)            $  22,052       $  86,516
                       =========       =========             =========       =========

Such amounts are included as additions to and deductions from shareholders' equity.

REINSURANCE (000's omitted)--Premiums earned are net of premiums on ceded business, and insurance losses and policyholder benefits are net of reinsurance recoveries in the accompanying statements of income for the six-month and three-month periods ended June 30 as follows:

                             Six Months Ended June 30,    Three Months Ended June 30,

                                  2000       1999               2000       1999
                                -------    -------            -------    -------

Ceded premiums                  $57,401    $51,563            $29,691    $24,998

Reinsurance recoveries          $59,291    $24,006            $36,425    $12,717

NOTE II - STOCK OPTIONS

The Company has primarily qualified stock option plans under which options are granted to employees of the Company at prices which are not less than market price at the date of grant and which are exercisable over ten-year periods. On June 30, 2000, outstanding options for Stock Plan No. IV totaled 2,153,953 shares with purchase prices ranging from a low of $7.71 to a high of $42.87, outstanding options for Stock Plan V totaled 1,198,557 shares with purchase prices ranging from a low of $20.47 to a high of $45.37 and outstanding options for Stock Plan VI totaled 2,702,377 shares with purchase prices ranging from a low of $29.38 to a high of $41.47.

NOTE III - SEGMENT INFORMATION

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

                                                                    Six Months Ended          Three Months Ended
                                                                        June 30,                   June 30,
                                                                       ----------                 ----------

                                                                   2000          1999          2000        1999
                                                              -----------    -----------    ---------     ---------
REVENUES
   Commercial lines insurance.............................      $ 584,028      $ 525,560    $ 300,635     $ 267,105
   Personal lines insurance...............................        296,061        279,077      149,084       141,435
   Life insurance.........................................         38,491         36,912       20,768        19,209
   Investment operations..................................        226,644        229,312      105,841       108,750
   Corporate and other....................................          4,853          7,119        2,479         4,822
                                                              -----------    -----------    ---------     ---------
       Total revenues.....................................    $ 1,150,077    $ 1,077,980    $ 578,807     $ 541,321
                                                              ===========    ===========    =========     =========

INCOME BEFORE INCOME TAXES
   Property and casualty insurance........................       $ 14,302          $ 702      $ 6,843      $ 21,538
   Life insurance.........................................          3,433            345        3,745           207
   Investment operations..................................        204,128        214,199       95,942       101,316
   Corporate and other ...................................        (21,695)       (16,844)      (9,890)       (6,720)
                                                              -----------    -----------    ---------     ---------
       Total income before income taxes ..................      $ 200,168      $ 198,402     $ 96,640     $ 116,341
                                                              ===========    ===========    =========     =========

IDENTIFIABLE ASSETS
   Property and casualty insurance........................    $ 5,257,426   $  5,538,591
   Life insurance.........................................      1,455,376      1,193,884
   Corporate and other ...................................      3,988,666      4,331,060
                                                               ----------     ----------
       Total identifiable assets..........................    $10,701,468    $11,063,535
                                                              ===========    ===========

NOTE IV - FINANCIAL ACCOUNTING PRONOUNCEMENTS

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

REVENUE RECOGNITION - In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of accounting principles generally accepted in the United States of America to revenue recognition. The Company will adopt SAB No. 101 when required in the fourth quarter of 2000. At present, the Company does not expect that SAB No. 101 will have a material effect on its financial statements.

NOTE V - SUBSEQUENT EVENTS

The Company also reported that a one-time, pre-tax charge of approximately $43 million, or $0.17 per share after taxes, will be incurred in the third quarter 2000. The planned charge, to expense assets related to development costs for next generation software to process property casualty policies, results from a review by management of the project. Substantially completed in July 2000, the review determined that the investment in the project over the past several years will not be of value as the project continues. The review process included an assessment conducted at the Company's request by an independent firm.

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

Premiums earned for the six months ended June 30, 2000 have increased $77,031 (9%) over the six months ended June 30, 1999. Also, premiums earned have increased $42,738 (10%) for the three months ended June 30, 2000 over the three months ended June 30, 1999. For the six-month and three-month periods ended June 30, 2000, the premium growth rate of our property and casualty subsidiaries is more than last year because of increases in new commercial business along with some price firming in the commercial lines market. The premium growth of our life and health subsidiary increased 4% for the six months ended June 30, 2000 and 8% for the three months ended June 30, 2000 compared to the same periods of 1999. The premium growth in our life subsidiary is mainly attributable to increased sales of both traditional and work site marketing products. For the six-month and three-month periods ended June 30, 2000, investment income, net of expenses, has increased $18,496 (10%) and $8,032 (8%) when compared with the first six months and second three months of 1999, respectively. The six-month increase includes $5.4 million from a $302.9 million premium for a bank-owned life insurance (BOLI) policy booked at the end of 1999. Effective April 1, 2000, BOLI interest income is excluded from investment income as the life company has adopted separate account accounting. Excluding BOLI interest income, pre-tax investment income rose 7 percent to $203.6 million versus a comparable $190.5 million in the first six months of 1999. This increase is the result of the growth of the investment portfolio because of investing cash flows from operations and dividend increases from equity securities.

Realized gains on investments for the six months ended June 30, 2000 amounted to $17,624 compared to $38,788 for the six-month period ended June 30, 1999, and $3,100 for the three-month period ended June 30, 2000 compared to $14,041 for the three-month period ended June 30, 1999. The realized gains are predominantly the result of the sale of preferred equity securities and management's decision to realize the gains and reinvest the proceeds at higher yields. Other equity securities are sold at the discretion of management and reinvested in other equity securities.

Insurance losses and policyholder benefits (net of reinsurance recoveries) increased $35,798 (6%) for the first six months of 2000 over the same period in 1999 and increased $42,974 for the second quarter when compared to the second quarter of 1999. The losses and benefits of the property and casualty companies have increased $31,191 for the six-month period and increased $42,664 for the second quarter of 2000 compared to the comparable periods for 1999. Catastrophe losses were $31,488 and $31,037 respectively, for the first six months of 2000 and 1999 and were $23,376 and $7,452 respectively, for the second quarter of 2000 and 1999. Policyholder benefits of the life insurance subsidiary increased $4,607 for the first six months of 2000 over the same period of 1999 and increased $310 for the second quarter when compared to the second quarter of 1999. The lower second quarter increase is the result of a lower incidence of death claims and life related costs.

Commission expenses increased $16,375 for the six-month period ended June 30, 2000 compared to the same period of 1999 and increased $6,568 for the second quarter of 2000 compared to the same period in 1999. The increase is primarily attributable to increased written premiums. Other operating expenses increased $9,466 for the six-month period ended June 30, 2000 compared to the same period for 1999 and increased $5,759 for the second quarter of 2000 compared to the same period in 1999. These increases are attributable to increases in staff and costs associated to our investment in technology to support future growth. Interest expense increased $3,750 for the six-month period ended June 30, 2000 compared to the same period for 1999 and increased $2,373 for the second quarter of 2000 compared to the same period in 1999. The increase is attributable to an increase in debt of $55,000 in the first six months and $36,000 in the second quarter and higher short term interest rates. Taxes, licenses and fees increased $3,646 for the six-month period ended June 30, 2000 compared to the same period in 1999. Second quarter 2000 taxes, licenses and fees increased $633, compared to second quarter 1999.

In the first six months of 2000, the Company experienced a decrease in unrealized gains in investments of $603,962, compared to a decrease in unrealized gains in investments in the first six months of 1999 of $104,166, resulting in comprehensive income of $(449,905) in 2000, compared to $46,565 in 1999. The second quarter of 2000 resulted in increased unrealized gains in investments of $22,052, compared to increased unrealized gains in investments of $86,516 in the second quarter 1999, resulting in comprehensive income of $96,746 and $172,770 for the second quarter of 2000 and 1999, respectively.

Provision for income taxes, current and deferred, have decreased by $1,560 for the first six months of 2000 compared to the first six months of 1999 and have decreased $8,141 for the second quarter of 2000 compared to the second quarter of 1999. The effective tax rates for the six months ended June 30, 2000 and 1999 were 23.0% and 24.0%, respectively. Second quarter effective tax rates were 22.7% and 25.9%, for 2000 and 1999, respectively. Rates were lower primarily because of lower realized capital gains in 2000.

On February 6, 1999, the Board authorized repurchase of up to seventeen million of the Company's outstanding shares, with the intent to complete the repurchase by December 31, 2000. This authorization supersedes the previous authorization of nine million shares. As of June 30, 2000, the Company has repurchased 7,559 shares, leaving 9,441 future repurchased shares authorized.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

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

The market risks associated with the Company's investment portfolios have not changed materially from those disclosed at year-end 1999.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 1, 2000, the registrant held its Annual Meeting of Stockholders for which the Board of Directors solicited proxies; all nominees named in the Registrant's Proxy Statement were elected.

                                Shares (000's)
                                --------------
                            For           Against/Abstain
                            ---           ---------------

William F. Bahl           141,433              1,777
Kenneth C. Lichtendahl    141,431              1,779
Jackson H. Randolph       141,085              2,125
John J. Schiff, Jr        134,100              9,110
E. Anthony Woods          141,418              1,792

ITEM 5. OTHER INFORMATION

        No matters to report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            Exhibit 3(i) --Amended Articles of Incorporation of Cincinnati Financial Corporation - incorporated by reference to Exhibit 3(i) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

            Exhibit 3(ii) --Regulations of Cincinnati Financial Corporation - incorporated by reference to Exhibit 2 to registrant Proxy Statement dated March 2, 1992.

            Exhibit 11--Statement Re Computation of Per Share Earnings.

            Exhibit 27--Financial Data Schedule

        (b) The Company was not required to file any reports on Form 8-K during the quarter ended June 30, 2000.

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

                                           CINCINNATI FINANCIAL CORPORATION
                                           --------------------------------
                                           (Registrant)

Date        August 10, 2000
    -------------------------------
                                           By/s/   Kenneth W. Stecher
                                           ------------------------------------
                                           Kenneth W. Stecher
                                           Senior Vice President
                                           (Principal Financial Officer)