Form 10-Q
period 2000-09-30
CINCINNATI FINANCIAL CORP
filed 2000-11-13
CIK 20286

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                           -------------------------



                                    FORM 10-Q

     X        Quarterly Report Under Section 13 or 15 (d) of the
   ------     Securities Exchange Act of 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

              Transition Report Pursuant to Section 13 or 15 (d)
   ------     of the Securities Exchange Act of 1934

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

                           YES   X               NO
                               -------             ------

Securities registered pursuant to Section 12(g) of the Act:

         $2.00 Par Common--160,868,000 shares outstanding at September 30, 2000

         $30,814,000 of 5.5% Convertible Senior Debentures Due 2002

         $419,624,000 of 6.9% Senior Debentures Due 2028

                                     PART I


ITEM 1. FINANCIAL STATEMENTS

               CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                  (000's omitted)
                                                                                       (Unaudited)
                                                                                        September 30,            December 31,
                                                                                            2000                     1999
                                                                                        ------------             ------------
Assets
Investments
   Fixed maturities (cost: 2000--$2,814,268;
      1999--$2,692,154) ....................................................            $  2,681,305             $  2,617,412
   Equity securities (cost: 2000--$2,142,253;
      1999--$2,022,555) ....................................................               7,763,586                7,510,918
   Other invested assets ...................................................                  68,318                   65,909
Cash .......................................................................                  23,868                  339,554
Investment income receivable ...............................................                  84,265                   80,128
Finance receivables ........................................................                  30,508                   32,931
Premiums receivable ........................................................                 225,743                  166,585
Reinsurance receivable .....................................................                 198,701                  159,229
Prepaid reinsurance premiums ...............................................                  26,262                   24,684
Deferred acquisition costs pertaining to unearned
   premiums and to life policies in force ..................................                 168,142                  154,385
Land, buildings and equipment for company use (at cost
   less accumulated depreciation) ..........................................                 120,651                  107,784
Other assets ...............................................................                  78,674                  120,695
Assets held in separate accounts ...........................................                 319,212                      -0-
                                                                                        ------------             ------------
      Total Assets .........................................................            $ 11,789,235             $ 11,380,214
                                                                                        ============             ============

Liabilities
Insurance reserves:
   Losses and loss expenses ................................................            $  2,299,090             $  2,154,149
   Life policy reserves ....................................................                 588,162                  860,561
Unearned premiums ..........................................................                 512,708                  480,453
Notes payable ..............................................................                 158,000                  118,000
5.5% Convertible senior debentures due 2002 ................................                  30,814                   36,759
6.9% Senior debentures due 2028 ............................................                 419,624                  419,614
Federal income taxes
   Current .................................................................                  49,109                   30,492
   Deferred ................................................................               1,742,259                1,719,673
Other liabilities ..........................................................                 165,920                  139,229
Liabilities related to separate accounts ...................................                 319,212                      -0-
                                                                                        ------------             ------------
      Total Liabilities ....................................................               6,284,897                5,958,930
                                                                                        ------------             ------------

Shareholders' Equity
Common stock, $2 per share; authorized 200,000
   Shares; issued 2000--172,728; 1999--171,862
   Shares; outstanding 2000--160,868; 1999--162,021
   Shares ..................................................................                 345,457                  343,725
Paid-in capital ............................................................                 251,892                  237,859
Retained earnings ..........................................................               1,691,791                1,623,890
Accumulated other comprehensive income .....................................               3,591,601                3,530,104
                                                                                        ------------             ------------
                                                                                           5,880,741                5,735,578
Less treasury shares at cost (2000--11,860 shares;
   1999--9,841 shares) .....................................................                (376,403)                (314,294)
                                                                                        ------------             ------------
      Total Shareholders' Equity ...........................................               5,504,338                5,421,284
                                                                                        ------------             ------------
         Total Liabilities and Shareholders' Equity ........................            $ 11,789,235             $ 11,380,214
                                                                                        ============             ============



Accompanying notes are an integral part of these financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                            (000's omitted except per share data)

                                                                Nine Months Ended September 30, Three Months Ended September 30,
                                                                 2000                1999               2000               1999
                                                              -----------         -----------         ---------         ---------
Revenues:
  Premiums earned:
   Property and casualty .................................    $ 1,345,746         $ 1,223,758         $ 465,657         $ 419,121
   Life ..................................................         55,198              48,081            18,183            15,745
   Accident and health ...................................          2,396               6,573               920             1,997
                                                              -----------         -----------         ---------         ---------
      Net premiums earned ................................      1,403,340           1,278,412           484,760           436,863
  Investment income, less expenses .......................        311,650             288,345           102,630            97,821
  Realized gains on investments ..........................         27,769              39,779            10,145               991
  Other income ...........................................          7,108               9,745             2,255             2,626
                                                              -----------         -----------         ---------         ---------

   Total revenues ........................................      1,749,867           1,616,281           599,790           538,301
                                                              -----------         -----------         ---------         ---------

Benefits & expenses:
  Insurance losses and policyholder benefits .............      1,065,279             943,159           418,384           332,062
  Commissions ............................................        259,853             235,209            90,147            81,878
  Other operating expenses ...............................        121,897             110,366            41,160            37,134
  Taxes, licenses & fees .................................         42,164              37,724            14,851            14,057
  Increase in deferred acquisition costs
      pertaining to unearned premiums
      and to life policies in force ......................        (13,757)             (5,462)           (6,753)           (4,564)
  Interest expense .......................................         29,195              23,369             8,093             7,978
  Other expenses .........................................         53,799               4,472            42,639               714
                                                              -----------         -----------         ---------         ---------
   Total benefits & expenses .............................      1,558,430           1,348,837           608,521           469,259
                                                              -----------         -----------         ---------         ---------

Income before income taxes ...............................        191,437             267,444            (8,731)           69,042
                                                              -----------         -----------         ---------         ---------
Provision for income taxes:
 Current .................................................         42,331              59,664             1,304             6,690
 Deferred ................................................        (10,528)                  3           (15,612)            5,306
                                                              -----------         -----------         ---------         ---------

   Total provision for income taxes ......................         31,803              59,667           (14,308)           11,996
                                                              -----------         -----------         ---------         ---------

Net income ...............................................    $   159,634         $   207,777         $   5,577         $  57,046
                                                              ===========         ===========         =========         =========

Average shares outstanding ...............................        160,924             164,542           159,732           162,638

Average shares outstanding (diluted) .....................        164,158             169,057           161,560           167,232

Per common share:

Net income ...............................................    $       .99         $      1.26         $     .03         $     .35
                                                              ===========         ===========         =========         =========

Net income (diluted) .....................................    $       .98         $      1.24         $     .03         $     .34
                                                              ===========         ===========         =========         =========

Cash dividends declared ..................................    $       .57         $       .51         $     .19         $     .17
                                                              ===========         ===========         =========         =========


Accompanying notes are an integral part of these financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                                                 (000's omitted)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

                                                                                              Accumulated
                                                                                                 Other              Total
                        Common        Stock     Treasury      Paid-In        Retained        Comprehensive      Shareholders'
                        Shares       Amount       Stock       Capital        Earnings           Income             Equity
                       --------      ------       ------      -------        --------          --------           --------
Bal. Dec. 31,
  1998                  170,435     $340,871     $ (97,196)   $ 218,328      $1,480,914        $ 3,678,019         $5,620,936
                                                                                                                   ----------

Net Income                                                                      207,777                               207,777

Change in unreal.
  gains net of
  inc. taxes of
  $316,779                                                                                        (588,305)          (588,305)
                                                                                                                   ----------
Comprehensive
   income                                                                                                            (380,528)

Div. declared                                                                   (84,138)                              (84,138)

Purchase/issuance of
  treasury shares                                 (129,309)          12                                              (129,297)

Stock options
  exercised                 326          651                      5,098                                                 5,749

Conversion of
   debentures               600        1,200                      7,726                                                 8,926
                           ----       ------      --------       ------         -------           --------             ------

Bal. Sept. 30,
  1999                  171,361     $342,722    $ (226,505)   $ 231,164     $ 1,604,553        $ 3,089,714         $5,041,648
                        =======     ========    ==========    =========     ===========        ===========         ==========

Bal. Dec. 31,
  1999                  171,862     $343,725    $ (314,294)   $ 237,859     $ 1,623,890        $ 3,530,104         $5,421,284
                                                                                                                   ----------

Net income                                                                      159,634                               159,634

Change in unreal.
  gains net of
  inc. taxes of
  $(33,114)                                                                                         61,497             61,497
                                                                                                                      -------
Comprehensive
   income                                                                                                             221,431

Div. declared                                                                   (91,732)                              (91,732)

Purchase/issuance of
  treasury shares                                  (62,109)           9                                               (62,100)

Stock options
  exercised                 467          934                      8,878                                                 9,812

Conversion of
  debentures                399          798                      5,146              (1)                                5,943
                           ----       ------      --------       ------         -------           --------             ------

Bal. Sept. 30,
  2000                  172,728    $ 345,457    $ (376,403)   $ 251,892     $ 1,691,791        $ 3,591,601         $5,504,338
                       ========    =========    ==========    =========     ===========        ===========         ==========


Accompanying notes are an integral part of these financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                                                    (000's omitted)
                                                                              Nine Months Ended September 30,
                                                                                   2000             1999
                                                                                   ----             ----
Cash flows from operating activities:
   Net income .............................................................     $ 159,634        $ 207,777
   Adjustments to reconcile operating income to net cash
      provided by operating activities:
      Depreciation and amortization .......................................        12,446           10,269
      Impairment loss .....................................................        39,100              -0-
      Increase in investment income receivable ............................        (9,069)          (2,786)
      Increase in premiums receivable .....................................       (59,158)         (17,937)
      Increase in reinsurance receivable ..................................       (39,472)          (1,522)
      Decrease in prepaid reinsurance premiums ............................        (1,578)           2,217
      Increase in deferred acquisition costs ..............................       (13,757)          (5,462)
      Decrease in accounts receivable .....................................        19,992           10,574
      Decrease (increase) in other assets .................................       (17,213)         (28,911)
      Increase in loss and loss expense reserves ..........................       144,941           72,498
      Increase in life policy reserves ....................................        35,363           13,852
      Increase in unearned premiums .......................................        32,255           13,911
      Increase (decrease) in other liabilities ............................        33,258           31,387
      Increase (decrease) in deferred income taxes ........................       (10,528)               3
      Realized gains on investments .......................................       (27,769)         (39,779)
      Increase in current income taxes ....................................        18,616            6,941
      Transfer of cash to separate account ................................
          Net cash provided by operating activities .......................       317,061          273,032
                                                                                ---------        ---------
Cash flows from investing activities:
      Sale of fixed maturities ............................................         7,965           55,554
      Call or maturity of fixed maturities investments ....................       201,683          257,385
      Sale of equity securities investments ...............................       125,125          135,005
      Collection of finance receivables ...................................        11,320           12,226
      Purchase of fixed maturities investments ............................      (641,308)        (349,109)
      Purchase of equity securities investments ...........................      (198,237)        (199,421)
      Investment in land, buildings and equipment, net ....................       (26,725)         (54,822)
      Investment in finance receivables ...................................        (8,897)         (13,393)
      Investment in other invested assets .................................        (2,607)          (5,037)
                                                                                ---------        ---------
          Net cash used in investing activities ...........................      (531,681)        (161,612)
                                                                                ---------        ---------
Cash flows from financing activities:
      Proceeds from stock options exercised ...............................         9,812            5,749
      Purchase/issuance of treasury shares ................................       (62,100)        (129,297)
      Decrease in notes payable ...........................................        40,000           83,000
      Payment of cash dividends to shareholders ...........................       (88,777)         (81,764)
                                                                                ---------        ---------
          Net cash used in financial activities ...........................      (101,065)        (122,312)
                                                                                ---------        ---------
Net decrease in cash ......................................................      (315,685)         (10,892)
Cash at beginning of period ...............................................       339,554           58,611
                                                                                ---------        ---------
Cash at end of period .....................................................     $  23,869        $  47,719
                                                                                =========        =========

Supplemental disclosures of cash flow information
   Interest paid ..........................................................     $  21,801        $  15,348
                                                                                =========        =========
   Income taxes paid ......................................................     $  21,396        $  52,000
                                                                                =========        =========


Supplemental disclosure of noncash activity - During the second quarter, the Company established a separate account. This resulted in a noncash transfer to the separate account of the following: $300,818 from investments, $307,762 from life policy reserves, $11,394 from cash, $8,984 from accounts payable securities, $4,932 from investment income receivable, $540 from other liabilities, and $142 from accounts receivable securities.

Accompanying notes are an integral part of these financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE I - ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries, each of which is wholly owned, and are presented in conformity with accounting principles generally accepted in the United States of America. All significant inter-company investments and transactions have been eliminated in consolidation. The December 31, 1999 consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America.

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

INVESTMENTS--Fixed maturities and equity securities have been classified as available for sale and are carried at fair values at September 30, 2000 and December 31, 1999.

UNREALIZED GAINS AND LOSSES (000's omitted)--The increases (decreases) in unrealized gains for fixed maturities and equity securities (net of income tax effect) for the nine-month and three-month periods ended September 30 are as follows:

                 Nine Months Ended September 30,        Three Months Ended September 30,

                       2000          1999                      2000         1999
                       ----          ----                      ----         ----

Fixed maturities     $(37,844)     $(118,039)                $  2,525    $ (41,677)
Equity securities      99,342       (470,266)                 662,935     (442,462)
                     --------      ---------                 --------    ---------
  Total              $ 61,498      $(588,305)                $665,460    $(484,139)
                     ========      =========                 ========    =========


Such amounts are included as additions to and deductions from shareholders' equity.

REINSURANCE (000's omitted)--Premiums earned are net of premiums on ceded business, and insurance losses and policyholder benefits are net of reinsurance recoveries in the accompanying statements of income for the nine-month and three-month periods ended September 30 as follows:


                        Nine Months Ended September 30,    Three Months Ended September 30,

                               2000           1999               2000            1999
                               ----           ----               ----            ----
Ceded premiums                $88,868        $77,404            $31,466        $25,841

Reinsurance recoveries        $86,143        $39,243            $26,852        $15,237


WRITE DOWN OF CAPITALIZED SOFTWARE - During the third quarter of 2000, the Company recorded a $39.1 million ($25.4 million after tax, or 16 cents per share) non-cash charge to write off a substantial portion of previously capitalized costs related to the development of "next-generation" software to process property/casualty policies. Management conducted a review of the project, including an assessment by an independent firm, which was substantially completed in July 2000. After missing several deliverable dates, management decided in July 2000 that the project design would not perform as originally intended. The decision required the application software under development to be abandoned and a new application to be purchased or developed. The $39.1 million charge is included in "other expenses" in the accompanying consolidated statements of income.

NOTE II - STOCK OPTIONS

The Company has primarily qualified stock option plans under which options are granted to employees of the Company at prices which are not less than market price at the date of grant and which are exercisable over ten-year periods. On September 30, 2000, outstanding options for Stock Plan No. IV totaled 2,104,608 shares with purchase prices ranging from a low of $7.71 to a high of $42.87, outstanding options for Stock Plan V totaled 1,197,604 shares with purchase prices ranging from a low of $20.47 to a high of $45.37 and outstanding options for Stock Plan VI totaled 2,788,108 shares with purchase prices ranging from a low of $29.38 to a high of $41.47.


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


                                                     Nine Months Ended                     Three Months Ended
                                                        September 30,                         September 30,
                                                        -------------                         -------------
                                                  2000                1999               2000              1999
                                               -----------         -----------         ---------         ---------
REVENUES
   Commercial lines insurance .........        $   900,338         $   800,362         $ 316,310         $ 274,802
   Personal lines insurance ...........            445,408             423,396           149,347           144,319
   Life insurance .....................             57,594              54,654            19,103            17,742
   Investment operations ..............            339,419             328,124           112,775            98,813
   Corporate and other ................              7,108               9,745             2,255             2,625
                                               -----------         -----------         ---------         ---------
       Total revenues .................        $ 1,749,867         $ 1,616,281         $ 599,790         $ 538,301
                                               ===========         ===========         =========         =========

INCOME BEFORE INCOME TAXES
   Property and casualty insurance ....        $   (92,062)        $   (14,044)        $(106,364)        $ (14,745)
   Life insurance .....................               (276)                618            (3,709)              273
   Investment operations ..............            315,777             305,448           111,649            91,249
   Corporate and other ................            (32,002)            (24,578)          (10,307)           (7,735)
                                               -----------         -----------         ---------         ---------
       Total income before income taxes        $   191,437         $   267,444         $  (8,731)        $  69,042
                                               ===========         ===========         =========         =========

IDENTIFIABLE ASSETS
   Property and casualty insurance ....        $ 5,576,697         $ 5,213,500
   Life insurance .....................          1,522,859           1,128,606
   Corporate and other ................          4,689,679           4,063,379
                                               -----------         -----------
       Total identifiable assets ......        $11,789,235         $10,405,485
                                               ===========         ===========

NOTE IV - FINANCIAL ACCOUNTING PRONOUNCEMENTS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") SFAS No.133 "Accounting for Derivative Instruments and Hedging Activities" (amended by SFAS Nos. 137 and 138). The Company has appointed a team to implement SFAS No. 133 that includes inventorying and valuing embedded derivatives (embedded in investments, insurance contracts, annuities, etc.), and addressing various other SFAS No. 133 related issues (documentation, transition, reporting, etc.). The Company plans to adopt SFAS No. 133, as amended, on January 1, 2001. The impact of these statements is dependent upon the Company's derivative positions and market conditions existing at the date of adoption. Based on existing interpretations of the requirements of SFAS No. 133, as amended, the impact of adoption is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

TRANSFERS OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES - In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 replaces SFAS No. 125 and addresses certain issues not previously addressed in SFAS no. 125. SFAS No. 140 is effective for transfers and servicing occurring after March 31, 2001. Additionally, SFAS No. 140 is effective for disclosures about securitizations and collateral and for the recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The Company does not expect that SFAS No. 140 will have a material effect on its financial statements.

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

Premiums earned for the nine months ended September 30, 2000 have increased $124,928 (10%) over the nine months ended September 30, 1999. Also, premiums earned have increased $47,897 (11%) for the three months ended September 30, 2000 over the three months ended September 30, 1999. For the nine-month and three-month periods ended September 30, 2000, the premium growth rate of our property and casualty subsidiaries is more than last year because of increases in new commercial business along with some price firming in the commercial lines market. The premium growth of our life and health subsidiary increased 5% for the nine months ended September 30, 2000 and 8% for the three months ended September 30, 2000 compared to the same periods of 1999. The premium growth in our life subsidiary is mainly attributable to increased sales of both traditional and work site marketing products. For the nine-month and three-month periods ended September 30, 2000, investment income, net of expenses, has increased $23,305 (8%) and $4,809 (5%) when compared with the first nine months and third quarter of 1999, respectively. The nine-month increase includes $5.4 million from a $302.9 million premium for a bank-owned life insurance (BOLI) policy booked at the end of 1999. Effective April 1, 2000, BOLI interest income is excluded from investment income as the life company has adopted separate account accounting. Excluding BOLI interest income, pre-tax investment income rose 6 percent to $306.2 million versus a comparable $288.3 million in the first nine months of 1999. This increase is the result of the growth of the investment portfolio because of investing cash flows from operations and dividend increases from equity securities.

Realized gains on investments for the nine months ended September 30, 2000 amounted to $27,769 compared to $39,779 for the nine-month period ended September 30, 1999, and $10,145 for the three-month period ended September 30, 2000 compared to $992 for the three-month period ended September 30, 1999. The realized gains are predominantly the result of the sale of preferred equity securities and management's decision to realize the gains and reinvest the proceeds at higher yields. Other equity securities are sold at the discretion of management and reinvested in other equity securities.

Insurance losses and policyholder benefits (net of reinsurance recoveries) increased $122,120 (13%) for the first nine months of 2000 over the same period in 1999 and increased $86,321 for the third quarter when compared to the third quarter of 1999. The losses and benefits of the property and casualty companies have increased $118,648 for the nine-month period and increased $87,349 for the third quarter of 2000 compared to the comparable periods for 1999. Catastrophe losses were $46,942 and $38,841 respectively, for the first nine months of 2000 and 1999 and were $15,455 and $7,804 respectively, for the third quarter of 2000 and 1999. Policyholder benefits of the life insurance subsidiary increased $3,832 for the first nine months of 2000 over the same period of 1999 and decreased ($775) for the third quarter when compared to the third quarter of 1999. The majority of the third quarter increase is the result of a lower incidence of death claims and life related costs.

Commission expenses increased $24,644 (10%) for the nine-month period ended September 30, 2000 compared to the same period of 1999 and increased $8,268 (10%) for the third quarter of 2000 compared to the same period in 1999. The increase is primarily attributable to increased written premiums. Other operating expenses increased $11,531 (10%) for the nine-month period ended September 30, 2000 compared to the same period for 1999 and increased $3,113 (8%) for the third quarter of 2000 compared to the same period in 1999. These increases are attributable to increases in staff and costs associated to our investment in technology to support future growth. Interest expense increased $5,826 (25%) for the nine-month period ended September 30, 2000 compared to the same period for 1999 and increased $1,029 (13%) for the third quarter of 2000 compared to the same period in 1999. The increase is attributable to an increase in debt of $40,000 in the first nine months and higher short term interest rates. Taxes, licenses and fees increased $4,440 (12%) for the nine-month period ended September 30, 2000 compared to the same period in 1999. Third quarter 2000 taxes, licenses and fees increased $794 (6%), compared to third quarter 1999.

In the first nine months of 2000, the Company experienced an increase in unrealized gains in investments of $61,498, compared to a decrease in unrealized gains in investments in the first nine months of 1999 of $588,305, resulting in comprehensive income of $221,131 in 2000, compared to $(380,528) in 1999. The third quarter of 2000 resulted in increased unrealized gains in investments of $665,460, compared to decreased unrealized gains in investments of $484,139 in the third quarter 1999, resulting in comprehensive income of $693,089 and $(427,093) for the third quarter of 2000 and 1999, respectively.

Provision for income taxes, current and deferred, have decreased by $27,864 for the first nine months of 2000 compared to the first nine months of 1999 and have decreased $26,304 for the third quarter of 2000 compared to the third quarter of 1999. The effective tax rates for the nine months ended September 30, 2000 and 1999 were 16.6% and 22.3%, respectively. Third quarter effective tax rates were (163.9%) and 17.4%, for 2000 and 1999, respectively. Rates were lower primarily because of underwriting losses in the property casualty operations in the third quarter 2000.

On February 6, 1999, the Board authorized repurchase of up to seventeen million of the Company's outstanding shares, with the intent to complete the repurchase by December 31, 2000. This authorization supersedes the previous authorization of nine million shares. As of September 30, 2000, the Company has repurchased 7,739 shares, leaving 9,261 future repurchased shares authorized.

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

            Exhibit 27--Financial Data Schedule

        (b) The Company was not required to file any reports on Form 8-K during the quarter ended September 30, 2000.


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


                                             CINCINNATI FINANCIAL CORPORATION
                                             --------------------------------
                                                       (Registrant)

Date     November 13, 2000
    ------------------------
                                             By /s/ Kenneth W. Stecher
                                               --------------------------------
                                               Kenneth W. Stecher
                                               Senior Vice President
                                               (Principal Financial Officer)