Form 10-K
period 2000-12-31
CINCINNATI FINANCIAL CORP
filed 2001-03-22
CIK 20286

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000             Commission file number
                                                                0-4604

                        CINCINNATI FINANCIAL CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                    Ohio                                   31-0746871
                    ----                                   ----------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)

    6200 S. Gilmore Road, Fairfield, Ohio                   45014-5141
    -------------------------------------                   ----------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (513) 870-2000

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                                                          Exchange on Which
 Title of Each Class                                          Registered
----------------------                                    -----------------
$2.00 Par, Common                                         Over The Counter
5.5% Convertible Senior Debentures Due 2002               Over The Counter
6.9% Senior Debentures Due 2028                           Over The Counter

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of voting stock held by nonaffiliates of Cincinnati Financial Corporation was $5,025,147,563 as of March 1, 2001.

       As of March 1, 2001, there were 160,940,141 shares of common stock outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------

Annual Report to Shareholders for year ended December 31, 2000 (in part) into Parts I, II and IV and Registrant's Proxy Statement dated March 7, 2001 into Parts I, III and IV.

                                     PART I

ITEM 1.    BUSINESS
           --------

           Cincinnati Financial Corporation ("CFC") was incorporated on September 20, 1968 under the laws of the State of Delaware. On April 4, 1992, the shareholders voted to adopt an Agreement of Merger by means of which the reincorporation of the Corporation from the State of Delaware to the State of Ohio was accomplished. CFC owns 100% of The Cincinnati Insurance Company ("CIC"), 100% of CFC Investment Company ("CFC-I") and 100% of CinFin Capital Management Company ("CinFin"). CFC is the parent for CIC, CFC-I and CinFin.

           CIC, incorporated in August, 1950, is an insurance carrier presently licensed to conduct multiple line underwriting in accordance with Section 3941.02 of the Revised Code of Ohio. This includes the sale of fire, automobile, casualty, bonds, and all related forms of property casualty insurance in 50 states, the District of Columbia, and Puerto Rico. CIC is not authorized to write any other forms of insurance. CIC is in a highly competitive industry and competes in varying degrees with a large number of stock and mutual companies. CIC also owns 100% of the stock of the following insurance companies.

1. The Cincinnati Life Insurance Company ("CLIC") incorporated in 1987 under the laws of Ohio for the purpose of acquiring the business of Inter-Ocean and The Life Insurance Company of Cincinnati. CLIC acquired The Life Insurance Company of Cincinnati and Inter-Ocean Insurance Company on February 1, 1988. CLIC is licensed for the sale of life insurance and accident and health insurance in 48 states and the District of Columbia.

2. The Cincinnati Casualty Company ("CCC") (formerly the Queen City Indemnity Company), incorporated in 1972 under the laws of Ohio, is licensed in the fire and casualty insurance business on both a direct and agency billing basis in 40 states. The business of CIC and CCC is conducted separately, and there are no plans for combining the business of said companies. CCC reinsures substantially all of their business to CIC.

3. The Cincinnati Indemnity Company ("CID"), incorporated in 1988 under the laws of Ohio, is engaged in the writing of nonstandard personal and casualty lines of insurance in 31 states. The business of CIC and CID is conducted separately, and there are no plans for combining the business of said companies. CID reinsures substantially all of their business to CIC.

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

           Industry segment information for revenues, income before income taxes, and identifiable assets is included on page 42 of the Company's Annual Report to Shareholders and is incorporated herein by reference (see Exhibit 13 to this filing).

           As more fully discussed in pages 6 through 17 in the Company's Annual Report to Shareholders, incorporated herein by reference (see Exhibit 13 to this filing), the Company sells insurance primarily in the Midwest and Southeast through a network of a limited number (969 in 31 states at December 31, 2000) of selectively appointed independent agents, many of whom own stock in the Company. Net earned premiums by property casualty lines increased 10% to $1.828 billion in 2000. The Company's mix of property casualty business did not change significantly in 2000. Life and accident and health insurance (which constituted 4% of the Company's premium income for 2000) is sold primarily through property casualty agencies and independent life agencies. The earned premium growth rate of 6% compares to 7% growth in 1999 and 11% in 1998.

           The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses ("LAE") of the Company's property casualty insurance subsidiaries. Property casualty insurance is written in 50 states, the District of Columbia, and Puerto Rico. The liabilities for losses and LAE are determined using case-basis evaluations and statistical projections (for estimates of unreported claims) and represent estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of trends in future claim severity and frequency. These estimates are continually reviewed; and as experience develops and new information becomes known, the liability is adjusted as necessary. Such adjustments, if any, are reflected in current operations.

           The Company does not discount any of its property casualty liabilities for unpaid losses and unpaid loss adjustment expenses.

           There are two tables used to present an analysis of the liability for losses and LAE. The first table, providing a reconciliation of beginning and ending liability balances for 2000, 1999, and 1998, is on page 37 in the Company's Annual Report to Shareholders, incorporated herein by reference (see
Exhibit 13 to this filing). The second table, showing the development of the estimated liability for the ten years prior to 2000 is presented on the next page.

           The reconciliation referred to in the preceding paragraph shows recognition of approximately $20,000,000 in redundant reserves during 2000 related to the December 31, 1999 liability. This redundancy is due in part to the effects of settling case reserves established in prior years for less than expected and also in part to the over estimation of the severity of incurred but not reported (IBNR) losses. Average severity continues to increase primarily because of increases in medical costs related to workers' compensation and auto liability insurance. Litigation expenses for recent court cases on pending liability claims continue to be very costly; and judgments continue to be high and difficult to estimate. Reserves for environmental claims have been reviewed, and the Company believes that the reserves are adequate. Environmental exposures are minimal as a result of the types of risks we have insured in the past. Historically, most commercial accounts are written with post-date coverages that afford clean-up costs and Superfund responses.

           The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. While anticipated price increases due to inflation are considered in estimating the ultimate claim costs, the increase in average severities of claims is caused by a number of factors that vary with the individual type of policy written. Average severities are based on historical trends adjusted for anticipated changes in underwriting standards, policy provisions, and general economic trends. These trends are monitored based on actual development and are modified if necessary.

           The principal reason for differences between the property casualty liabilities reported in the accompanying consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") and that reported in the annual statements filed with state insurance departments in accordance with statutory accounting practices ("SAP") relates to the reporting of reinsurance recoverables which are recognized as receivables for GAAP purposes and as an offset to reserves for SAP purposes.

            ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
                              (Millions of Dollars)


Year Ended December 31                  1990   1991   1992    1993      1994     1995     1996     1997     1998     1999     2000
----------------------                  ----   ----   ----    ----      ----     ----     ----     ----     ----     ----     ----
Net Liability for Unpaid Losses and
   Loss Adjustment Expenses            $ 833  $ 986  $1,138  $1,293   $ 1,432  $ 1,581  $ 1,702  $ 1,777  $ 1,840  $ 1,932  $ 2,182

Net Liability Reestimated as of:
One Year Later                           869    956   1,098   1,200     1,306    1,429    1,582    1,623    1,724    1,912
Two Years Later                          816    928     993   1,116     1,220    1,380    1,470    1,551    1,728
Three Years Later                        795    823     949   1,067     1,214    1,279    1,405    1,520
Four Years Later                         723    814     937   1,067     1,131    1,236    1,380
Five Years Later                         720    824     943   1,103     1,106    1,227
Six Years Later                          732    827     910   1,005     1,091
Seven Years Later                        734    804     900     997
Eight Years Later                        731    795     897
Nine Years Later                         719    796
Ten Years Later                          725

Net Cumulative Redundancy              $ 108  $ 190  $  241  $  296   $   341  $   354  $   322  $   257  $   112  $    20
                                       =====  =====  ======  ======   =======  =======  =======  =======  =======  =======

Net Cumulative Amount of Liability
   Paid Through:
One Year Later                         $ 232  $ 280  $  310  $  343   $   368  $   395  $   453  $   499  $   522  $   591
Two Years Later                          397    440     498     538       578      630      732      761      853
Three Years Later                        493    546     612     663       709      801      884      965
Four Years Later                         552    611     681     734       802      881      992
Five Years Later                         588    647     718     788       847      946
Six Years Later                          610    666     743     814       885
Seven Years Later                        621    676     760     838
Eight Years Later                        631    689     777
Nine Years Later                         640    701
Ten Years Later                          650
                                                     $1,138  $1,293   $ 1,432  $ 1,581  $ 1,702  $ 1,777  $ 1,840  $ 1,932  $ 2,182
Net Liability--End of Year
Reinsurance Recoverable                                  62      72        78      109      122      112      138      161      219
                                                     ------  ------   -------  -------  -------  -------  -------  -------  -------
Gross Liability--End of Year                         $1,200  $1,365   $ 1,510  $ 1,690  $ 1,824  $ 1,889  $ 1,978  $ 2,093  $ 2,401
                                                     ======  ======   =======  =======  =======  =======  =======  =======  =======

Net Reestimated Liability--Latest                    $  897  $  997   $ 1,091  $ 1,227  $ 1,380  $ 1,520  $ 1,728  $ 1,912
Reestimated Recoverable--Latest                          98     104       114      124      123      129      160      180
                                                     ------  ------   -------  -------  -------  -------  -------  -------
Gross Reestimated Liability--Latest                  $  995  $1,101   $ 1,205  $ 1,351  $ 1,503  $ 1,649  $ 1,888  $ 2,092
                                                     ======  ======   =======  =======  =======  =======  =======  =======

Gross Cumulative Redundancy                          $  205  $  264   $   305  $   339  $   321  $   240  $    90  $     1
                                                     ======  ======   =======  =======  =======  =======  =======  =======


                  The table above presents the development of balance sheet liabilities for 1990 through 2000. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for individual years.

           The "net cumulative redundancy" represents the aggregate change in the estimates over all prior years. For example, the 1990 liability has developed a $108,000,000 redundancy over ten years and has been reflected in income over the ten years. The effects on income of the past three years of changes in estimates of the liabilities for losses and LAE for all accident years is shown in the reconciliation table referred to above.

           The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 2000, the Company had paid $650,000,000 of the currently estimated $725,000,000 of losses and LAE that have been incurred as of the end of 1990; thus an estimated $75,000,000 of losses incurred as of the end of 1990 remain unpaid as of the current financial statement date.

           In evaluating this information, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of deficiency or redundancy related to losses settled in 1995, but incurred in 1990, will be included in the cumulative deficiency or redundancy amount for 1990 and each subsequent year. This table does not present accident or policy year development data which readers may be more accustomed to analyzing. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

           The Company limits the maximum net loss that can arise by large risks or risks concentrated in areas of exposure by reinsuring (ceding) with other insurers or reinsurers. The Company's property casualty risk retention program is affected by various factors, which include, but are not limited to, the Company's changes in underwriting practices, the capacity to retain risks, and reinsurance market conditions. The Companies property casualty treaties provide coverage up to $25,000,000 per occurrence, excess of retention limits. The Company raised its casualty line per occurrence retention limits in 1995 and 1999 from $1,000,000 to $2,000,000 to $2,400,000, respectively, and raised its property line per occurrence retention limits in 1995 from $1,000,000 to $2,000,000. The Company reinsures with only financially sound companies. The composition of its reinsurers has not changed, and the Company has not experienced any uncollectible reinsurance amounts or coverage disputes with its reinsurers in more than ten years.

           Information concerning the Company's investment strategy and philosophy is contained on pages 25 through 28 of the Annual Report to Shareholders, incorporated herein by reference (see Exhibit 13 to this filing). The Company's primary strategy is to maintain liquidity to meet both its immediate and long-range insurance obligations through the purchase and maintenance of medium-risk fixed maturity and equity securities, while earning optimal returns on medium-risk equity securities which offer growing dividends and capital appreciation. The Company usually holds these securities to maturity unless there is a change in credit risk or the securities are called by the issuer. Historically, municipal bonds (focusing on the essential services, i.e. schools, sewer, water, etc.) have been attractive to the Company due to their tax exempt features. Because of Alternative Minimum Tax matters, the Company uses a blend of tax-exempt and taxable fixed maturity securities. Investments in common stocks have been made with an emphasis on securities with an annual dividend yield of at least 2 to 3 percent and annual dividend increases. The Company's strategy in equity investments is to identify approximately 10 to 12 companies in which it can accumulate 10 to 20 percent of their common stock. As a long-term investor, a buy and hold strategy has been followed for many years, resulting in an accumulation of a significant amount of unrealized appreciation on equity securities.

           As of December 31, 2000, CFC employed 3,106 associates.

ITEM 2.    PROPERTIES
           ----------


           CFC owns the Home Office building located on 75 acres of land in Fairfield, Ohio. This building contains approximately 615,000 square feet. The John J. and Thomas R. Schiff & Company, an affiliated company, occupies approximately 6,750 square feet, and the balance of the building is occupied by CFC and its subsidiaries. The property is carried in the financial statements at $67,781,219 as of December 31, 2000 and is classified as "Land, buildings and equipment for Company use."

           CFC-I owns the Fairfield Executive Center which is located on the northwest corner of the home office property in Fairfield, Ohio. This is a four-story office building containing approximately 96,000 rentable square feet. CFC and its subsidiaries occupy approximately 38% of the building, unaffiliated tenants occupy approximately 8% of the building, approximately 28% of the building is available for future CFC usage and approximately 26% is available for rent. The property is carried in the financial statements at $9,002,980 as of December 31, 2000 and is classified as "Land, buildings and equipment for Company use."

           CFC-I also owns an 85,000 square feet office building in downtown Cincinnati that was leased to an unaffiliated company, on a net, net, net lease basis that expired at the end of 2000. The building is currently available for rent or for purchase. This property is carried in the financial statements at $535,000 as of December 31, 2000 and is classified as "Other invested assets."

           CLIC owns a four-story office building in the Tri-County area of Cincinnati containing approximately 102,000 rentable square feet. At the present time, 98% of the building is currently being leased by an unaffiliated tenant. This property is carried in the financial statements at $3,373,047 as of December 31, 2000 and is classified as "Other invested assets."


ITEM 3.    LEGAL PROCEEDINGS
           -----------------

           The Company is involved in no material litigation other than routine litigation incident to the nature of its insurance business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

           CFC filed with the Securities and Exchange Commission (SEC) on March 7, 2001, a definitive proxy statement and an annual report pursuant to Regulation 14A. Material filed was the same as that described in Item 4 and is incorporated herein by reference. No matters were submitted during the fourth quarter of 2000.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           -----------------------------------------------------------------
           MATTERS
           -------

           Cincinnati Financial Corporation had approximately 11,225 direct shareholders of record as of December 31, 2000. The information related to the market for the registrant's common stock is included in the Annual Report of the Registrant to its shareholders on page 44 for the year ended December 31, 2000 and is incorporated herein by reference (see exhibit 13 to this filing).

ITEM 6.    SELECTED FINANCIAL DATA
           -----------------------

           This information is included in the Annual Report of the Registrant to its shareholders on pages 18 and 19 for the year ended December 31, 2000 and is incorporated herein by reference (see exhibit 13 to this filing).

ITEM 7 AND 7(A).  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  ----------------------------------------------------------
                  AND RESULTS OF OPERATIONS AND QUANTITATIVE AND QUALITATIVE
                  ----------------------------------------------------------
                  DISCLOSURES ABOUT MARKET RISK
                  -----------------------------

                 This information is included in the Annual Report of the Registrant to its shareholders on pages 20 to 28 for the year ended December 31, 2000 and is incorporated herein by reference (see Exhibit 13 to this filing).


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  --------------------------------------------

                (a) Financial Statements
                    The following consolidated financial statements of the Registrant and its subsidiaries, included in the Annual Report of the Registrant to its shareholders on pages 30 to 42 for the year ended December 31, 2000, are incorporated herein by reference (see Exhibit 13 to this filing).

                    Consolidated Balance Sheets--December 31, 2000 and 1999 Consolidated Statements of Income--Years ended December 31,
                      2000, 1999, and 1998
                    Consolidated Statements of Shareholders' Equity--Years
                      ended December 31, 2000, 1999, and 1998
                    Consolidated Statements of Cash Flows--Years ended
                      December 31, 2000, 1999, and 1998.
                    Notes to Consolidated Financial Statements
                    Independent Auditors' Report

                (b) Supplementary Data
                    Selected quarterly financial data, included in the Annual Report of the Registrant to its shareholders on page 29 for the year ended December 31, 2000, is incorporated herein by reference (see Exhibit 13 to this filing).

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  -----------------------------------------------------------
                  AND FINANCIAL DISCLOSURE
                  ------------------------

                There were no disagreements on accounting and financial disclosure requirements with accountants within the last 24 months prior to December 31, 2000.

                                    PART III

                CFC filed with the SEC on March 7, 2001 a definitive proxy statement pursuant to regulation 14-A. Material filed was the same as that described in Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; Item 13, Certain Relationships and Related Transactions, and is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  -------------------------------------------------------
                  FORM 8-K
                  --------
                (a) Filed Documents. The following documents are filed as part of this report:
                    1. Financial Statements--incorporated herein by reference (see Exhibit 13 to this filing) as listed in Part II of this Report.

                 2.  Financial Statement Schedules:
                     Independent Auditors' Report
                     Schedule   I--Summary of Investments Other than Investments
                                   in Related Parties
                     Schedule  II--Condensed Financial Information of Registrant
                     Schedule III--Supplementary Insurance Information
                     Schedule  IV--Reinsurance
                     Schedule  VI--Supplemental Information Concerning
                                 Property Casualty Insurance Operations

                     All other schedules are omitted because they are not required, inapplicable or the information is included in the financial statements or notes thereto.

                 3.  Exhibits:

                     Exhibit 3(i)-- Amended Articles of Incorporation of
                                    Cincinnati Financial Corporation
                                    incorporated by reference to the 1999 10K
                                    dated March 23, 2000.
                     Exhibit 3(ii)--Regulations of Cincinnati Financial
                                    Corporation--incorporated by reference to
                                    Exhibit 2 to registrant's Proxy Statement
                                    dated March 2, 1992.
                     Exhibit 11-- Statement re computation of per share earnings for years ended December 31, 2000, 1999, and 1998
                     Exhibit 13--   Material incorporated by reference from
                                    the annual report of the registrant to its
                                    shareholders for the year ended December 31,
                                    2000
                     Exhibit 21-- Subsidiaries of the registrant--information contained in Part I of this report
                     Exhibit 22--   Published Report regarding matters
                                    submitted to vote of securityholders--
                                    notice of Annual Meeting of Shareholders and Proxy Statement dated March 7, 2001-- incorporated by reference to such document previously filed with Securities and Exchange Commission, Washington, D.C., 20549
                     Exhibit 23--   Independent Auditors' Consent

           (b)   Reports on Form 8-K--NONE

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Cincinnati Financial Corporation:

We have audited the consolidated financial statements of Cincinnati Financial Corporation and its subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 6, 2001; such consolidated financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Cincinnati Financial Corporation and its subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


/S/ Deloitte & Touche LLP


Cincinnati, Ohio
February 6, 2001

SCHEDULE I
                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
        SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2000

                                                                               (000's omitted)
                                                                                                Amount at
                                                                                  Fair       which shown in
                    Type of Investment                              Cost          Value       balance sheet
                    ------------------                              ----          -----       -------------

Fixed maturities:
   Bonds:
     United States government and government
     agencies and authorities:
       The Cincinnati Insurance Company...................     $      251       $      267        $      267
       The Cincinnati Casualty Company....................            402              441               441
       The Cincinnati Indemnity Company...................            454              478               478
       The Cincinnati Life Insurance Company .............          5,923            6,030             6,030
                                                             -------------    -------------     -------------
     Total................................................          7,030            7,216             7,216
                                                             -------------    -------------     -------------
     States, municipalities and political subdivisions:
       The Cincinnati Insurance Company...................        899,113          932,678           932,678
       The Cincinnati Casualty Company....................         27,769           28,821            28,821
       The Cincinnati Indemnity Company...................         14,072           14,609            14,609
       The Cincinnati Life Insurance Company..............          6,516            7,122             7,122
                                                             -------------    -------------     -------------
     Total................................................        947,470          983,230           983,230
                                                             -------------    -------------     -------------
     Public utilities:
       The Cincinnati Insurance Company...................         38,474           38,745            38,745
       The Cincinnati Casualty Company....................          3,217            3,438             3,438
       The Cincinnati Life Insurance Company..............         29,243           30,146            30,146
       Cincinnati Financial Corporation...................          9,995           10,204            10,204
                                                             -------------    -------------     -------------
     Total................................................         80,929           82,533            82,533
                                                             -------------    -------------     -------------
     Convertibles and bonds with warrants attached:
       The Cincinnati Insurance Company...................         48,650           42,015            42,015
       The Cincinnati Life Insurance Company..............         18,097           17,820            17,820
       Cincinnati Financial Corporation...................          9,759            8,355             8,355
                                                             -------------    -------------     -------------
     Total................................................         76,506           68,190            68,190
                                                             -------------    -------------     -------------
     All other corporate bonds:
       The Cincinnati Insurance Company...................        646,742          622,764           622,764
       The Cincinnati Casualty Company....................         45,685           45,328            45,328
       The Cincinnati Indemnity Company...................         18,918           18,997            18,997
       The Cincinnati Life Insurance Company..............        608,344          589,760           589,760
       Cincinnati Financial Corporation...................        371,239          303,273           303,273
                                                             -------------    -------------     -------------
     Total................................................      1,690,928        1,580,122         1,580,122
                                                             -------------    -------------     -------------
   TOTAL FIXED MATURITIES.................................     $2,802,863       $2,721,291        $2,721,291
                                                             -------------    -------------     -------------

                                                                              (000's omitted)
                                                                                                 Amount at
                                                                                              which shown in
                                                                                  Fair            balance
                    Type of Investment                          Cost             Value             sheet
                    ------------------                          ----             -----             -----
Equity securities:
   Common stocks:
     Public utilities
       The Cincinnati Insurance Company...................$        104,244      $  357,291        $  357,291
       The Cincinnati Casualty Company....................           5,249          13,062            13,062
       The Cincinnati Life Insurance Company..............          16,023          84,256            84,256
       Cincinnati Financial Corporation...................          80,391         542,473           542,473
                                                          -----------------   -------------    --------------
       Total..............................................         205,907         997,082           997,082
                                                          -----------------   -------------    --------------
     Banks, trust and insurance companies
       The Cincinnati Insurance Company...................         327,945       1,352,111         1,352,111
       The Cincinnati Casualty Company....................          15,817         104,990           104,990
       The Cincinnati Indemnity Company...................             725             802               802
       The Cincinnati Life Insurance Company..............          29,081         141,567           141,567
       CinFin Capital Management Company..................              57              58                58
       Cincinnati Financial Corporation...................         461,351       3,863,477         3,863,477
                                                          -----------------   -------------    --------------
       Total..............................................         834,976       5,463,005         5,463,005
                                                          -----------------   -------------    --------------
     Industrial, miscellaneous and all other
       The Cincinnati Insurance Company...................         477,244       1,265,652         1,265,652
       The Cincinnati Casualty Company....................          21,070          54,865            54,865
       The Cincinnati Indemnity Company...................           5,505          13,175            13,175
       The Cincinnati Life Insurance Company..............          54,808         174,870           174,870
       CinFin Capital Management Company..................             358             374               374
       Cincinnati Financial Corporation...................          91,604         179,573           179,573
                                                          -----------------   -------------    --------------
       Total..............................................         650,589       1,688,509         1,688,509
                                                          -----------------   -------------    --------------
   Nonredeemable preferred stocks:
       The Cincinnati Insurance Company...................         275,548         269,789           269,789
       The Cincinnati Casualty Company....................           4,000           5,431             5,431
       The Cincinnati Indemnity Company...................           2,434           2,865             2,865
       The Cincinnati Life Insurance Company..............          62,269          62,590            62,590
       Cincinnati Financial Corporation...................          32,261          36,714            36,714
                                                          -----------------   -------------    --------------
       Total..............................................         376,512         377,389           377,389
                                                          -----------------   -------------    --------------
TOTAL EQUITY SECURITIES                                     $    2,067,984      $8,525,985        $8,525,985
                                                          -----------------   -------------    --------------
Other invested assets:
   Mortgage loans on real estate
       The Cincinnati Life Insurance Company..............  $        2,297          XXXXXX       $     2,297
       CFC Investment Company.............................          14,547          XXXXXX            14,547
                                                          -----------------                    --------------
       Total..............................................          16,844          XXXXXX            16,844
                                                          -----------------                    --------------
   Real estate
       The Cincinnati Life Insurance Company..............           3,373          XXXXXX             3,373
       CFC Investment Company.............................             646          XXXXXX               646
                                                          -----------------                    --------------
       Total..............................................           4,019          XXXXXX             4,019
                                                          -----------------                    --------------
   Policy loans
       The Cincinnati Life Insurance Company..............          23,188          XXXXXX            23,188
                                                          -----------------                    --------------
   Notes receivable
       CFC Investment Company.............................          24,509          XXXXXX            24,509
                                                          -----------------                    --------------
TOTAL OTHER INVESTED ASSETS...............................  $       68,560          XXXXXX       $    68,560
                                                          -----------------                    --------------
TOTAL INVESTMENTS.........................................  $    4,939,407          XXXXXX       $11,315,836
                                                          =================                    ==============

SCHEDULE II            CINCINNATI FINANCIAL CORPORATION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed statements of income (Parent company only)                          (000's omitted)
For the Years ended December 31                                  2000             1999              1998
                                                                 ----             ----              ----

Income
------
Dividends from subsidiaries...............................      $  100,000      $  175,000          $  75,000
Investment income.........................................         115,474         107,473             95,106
Realized losses on investments............................        (36,617)        (14,329)               (23)
Other.....................................................              80             489              2,739
                                                             --------------   -------------     --------------
   Total .................................................      $  178,937      $  268,633         $  172,822
                                                             --------------   -------------     --------------

Expenses
--------
Interest..................................................      $   37,725      $   33,461         $   27,070
Depreciation..............................................           3,143               0                  0
Other.....................................................           7,145           6,272              9,305
                                                             --------------   -------------     --------------
   Total expenses.........................................          48,013          39,733             36,375
                                                             --------------   -------------     --------------
Income before taxes and earnings of subsidiaries..........         130,924         228,900            136,447
Applicable income taxes (credits).........................         (5,466)           4,532              9,372
                                                             --------------   -------------     --------------
Net income before change in undistributed earnings of
   subsidiaries...........................................         136,390         224,368            127,075
(Decrease) increase in undistributed earnings of
   subsidiaries...........................................        (18,025)          30,354            114,492
                                                             --------------   -------------     --------------
   Net income.............................................     $   118,365     $   254,722         $  241,567
                                                             ==============   =============     ==============


Condensed balance sheets (Parent company only)                                        (000's omitted)
December 31                                                                        2000             1999
                                                                                   ----             ----
Assets
------
Cash.......................................................................      $    11,840      $    1,257
Fixed maturities, at fair value............................................          321,833         377,961
Equity securities, at fair value...........................................        4,622,236       4,007,289
Investment income receivable...............................................           24,600          23,821
Equity in net assets of subsidiaries.......................................        2,971,274       2,723,296
Finance receivables........................................................              772           2,144
Land, buildings and equipment..............................................           92,859               0
Federal income tax receivable..............................................            3,354               0
Other assets...............................................................           18,708          66,529
                                                                              ---------------   -------------
   Total assets............................................................       $8,067,476      $7,202,297
                                                                              ===============   =============
Liabilities
-----------
Notes payable..............................................................       $  139,000       $  90,000
Dividends declared but unpaid..............................................           30,568          27,609
Federal income tax
   Current.................................................................                0           3,780
   Deferred................................................................        1,363,096       1,172,212
5.5% Convertible senior debentures due 2002................................           29,603          36,759
6.9% Senior debentures due 2028............................................          419,631         419,614
Other liabilities..........................................................           90,583          31,040
                                                                              ---------------   -------------
   Total liabilities.......................................................       $2,072,481      $1,781,014
Stockholders' equity.......................................................        5,994,995       5,421,283
                                                                              ---------------   -------------
   Total liabilities and stockholders' equity..............................       $8,067,476      $7,202,297
                                                                              ===============   =============

This condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the Registrant's 2000 Annual Report to Shareholders.

SCHEDULE II             CINCINNATI FINANCIAL CORPORATION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed statements of cash flows (Parent company only)                      (000's omitted)
For the years ended December 31                                  2000             1999              1998
                                                                 ----             ----              ----
Operating Activities
--------------------
Net income................................................     $  118,365       $  254,722        $  241,567
Adjustments to reconcile net income to net cash provided
   by operating activities:
    Amortization..........................................          2,889             (282)             (385)
    Increase in investment income receivable..............           (779)          (2,390)           (2,862)
    Change in current federal income taxes................         (7,134)          (4,536)           (2,413)
    Provision for deferred income taxes...................         (2,871)             818               642
    Decrease in dividends receivable from
      subsidiaries........................................              0           20,000            30,000
    Decrease (increase) in other assets....................        47,811          (24,751)          (34,677)
    Increase (decrease) in other liabilities..............         59,543           14,968            (4,089)
    (Decrease) increase in undistributed earnings of               18,025          (30,354)         (114,492)
      subsidiaries........................................
    Realized losses on investments........................         36,617           14,329                23
                                                             -------------    -------------     -------------
Net cash provided by operating activities.................        272,466          242,524           113,314
                                                             -------------    -------------     -------------

Investing Activities
--------------------
Sale of fixed maturity investments........................         10,329           42,453            30,805
Maturity of fixed maturity investments....................         39,665           49,555            68,396
Sale of equity security investments.......................         20,433           61,836             7,125
Collection of finance receivables.........................          1,372            2,077             3,608
Purchase of fixed maturity investments....................        (63,742)         (94,622)         (132,759)
Purchase of equity security investments...................        (48,262)         (94,413)         (116,530)
Investment in buildings and equipment.....................        (96,002)             -0-               -0-
                                                             -------------    -------------     -------------
Net cash used in investing activities.....................       (136,207)         (33,114)         (139,355)
                                                             -------------    -------------     -------------

Financing Activities
--------------------
Increase in (payoff of) notes payable.....................         49,000           90,000          (265,564)
Proceeds from issue of 6.9% senior debentures.............              0                0           419,593
Payment of cash dividends.................................       (119,342)        (109,702)          (99,522)
Purchase of treasury shares...............................        (66,505)        (217,084)          (24,301)
Proceeds from stock options exercised.....................         11,171            7,212            10,314
                                                             -------------    -------------     -------------
Net cash provided by (used in) financing activities.......       (125,676)        (229,574)           40,520
                                                             -------------    -------------     -------------
Increase (decrease) in cash...............................         10,583          (20,164)           14,479
Cash at beginning of year.................................          1,257           21,421             6,942
                                                             -------------    -------------     -------------
Cash at end of year.......................................     $   11,840       $    1,257        $   21,421
                                                             =============    =============     =============

This condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the Registrant's 2000 Annual Report to Shareholders.

SCHEDULE III
                 CINCINNATI FINANCIAL CORPORATION & SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                FOR YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (000's omitted)

                Column A                 Column B        Column C     Column D     Column E       Column F    Column G
                --------                 --------        --------     --------     --------       --------    --------
                                                       Future Policy
                                                         Benefits,
                                          Deferred        Losses,                 Other Policy
                                          Policy          Claims                   Claims &
                                        Acquisition    &  Expense     Unearned      Benefits      Premium  Net Investment
                    Segment                Cost           Losses      Premiums      Payable       Revenue    Income (3)
-------------------------------------------------------------------------------------------------------------------------
2000
Commercial Lines Insurance............  $     --   (3)  $2,010,317    $608,153     $   --  (3)   $1,231,306    $ --
Personal Lines Insurance..............        --   (3)     391,167     312,432         --  (3)      596,270      --
                                        -----------     -----------   ---------    --------      -----------   ------
  Total Property/Liability Insurance..     183,757       2,401,484     920,585      48,424        1,827,576      --
Life/Health Insurance.................      74,977         615,501       1,287      13,071           79,346      --
                                        -----------     -----------   ---------    --------      -----------   ------
Grand Total...........................  $  258,734      $3,016,985    $921,872     $61,495       $1,906,922    $ --
                                        ===========     ===========   =========    ========      ===========   ======
1999
Commercial Lines Insurance............  $     --   (3)  $1,751,926    $541,031     $   --  (3)   $1,088,039    $ --
Personal Lines Insurance..............        --   (3)     340,650     294,450         --  (3)      569,238      --
                                        -----------     -----------   ---------    --------      -----------   ------
  Total Property/Liability Insurance..     162,871       2,092,576     835,481      36,536        1,657,277      --
Life/Health Insurance.................      63,025         870,362         926      15,236           74,673      --
                                        -----------     -----------   ---------    --------      -----------   ------
Grand Total...........................  $  225,896      $2,962,938    $836,407     $51,772       $1,731,950    $ --
                                        ===========     ===========   =========    ========      ===========   ======
1998
Commercial Lines Insurance............   $    --   (3)  $1,644,823    $511,451     $   --  (3)   $1,019,463    $ --
Personal Lines Insurance..............        --   (3)     333,637     277,276         --  (3)      523,176      --
                                        -----------     -----------   ---------    --------      -----------   ------
  Total Property/Liability Insurance..     152,681       1,978,460     788,727      50,422        1,542,639      --
Life/Health Insurance.................      56,285         544,093         825      15,480           70,096      --
                                        -----------     -----------   ---------    --------      -----------   ------
Grand Total...........................  $  208,966      $2,522,553    $789,552     $65,902       $1,612,735    $ --
                                        ===========     ===========   =========    ========      ===========   ======


                Column A                  Column H      Column I      Column J       Column K
                                        ------------   ---------     ----------     ----------

                                           Benefits, Amortization
                                            Claims,  of Deferred
                                           Losses &    Policy         Other
                                          Settlement Acquisition     Operating        Premiums
                    Segment                Expenses     Costs         Expenses        Written
----------------------------------------------------------------------------------------------
2000
Commercial Lines Insurance............  $1,035,918     $   --  (3)   $  --    (3)   $1,304,762
Personal Lines Insurance..............     472,024         --  (3)      --    (3)      618,769
                                        ------------   ---------     ----------     ----------
  Total Property/Liability Insurance..   1,507,942      398,231        169,071      $1,923,531
Life/Health Insurance.................      73,181        6,435         30,682           2,630(4)
                                        ------------   ---------     ----------     ----------
Grand Total...........................  $1,581,123     $404,666      $ 199,753      $1,926,161
                                        ============   =========     ==========     ==========
1999
Commercial Lines Insurance............  $  794,294     $  --   (3)   $  --    (3)   $1,120,137
Personal Lines Insurance..............     393,296        --   (3)      --    (3)      586,772
                                        ------------   ---------     ----------     ----------
  Total Property/Liability Insurance..   1,187,590      347,894        132,891      $1,706,909
Life/Health Insurance.................      66,773       16,811         21,648           8,849(4)
                                        ------------   ---------     ----------     ----------
Grand Total...........................  $1,254,363     $364,705      $ 154,539      $1,715,758
                                        ============   =========     ==========     ==========
1998
Commercial Lines Insurance............  $  725,621     $  --   (3)   $  --    (3)   $1,033,726
Personal Lines Insurance..............     427,262        --   (3)      --    (3)      542,063
                                        ------------   ---------     ----------     ----------
  Total Property/Liability Insurance..   1,152,883      324,916        141,016       1,575,789
Life/Health Insurance.................      68,235       11,465         20,655           8,392(4)
                                        ------------   ---------     ----------     ----------
Grand Total...........................  $1,221,118     $336,381      $1 61,671      $1,584,181
                                        ============   =========     ==========     ==========


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

SCHEDULE IV     CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                                   REINSURANCE
                FOR YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (000's omitted)

            Column A                         Column B           Column C          Column D         Column E        Column F
            --------                         --------           --------          --------         --------        --------
                                                               Ceded to        Assumed from                       Percentage of
                                              Gross             Other              Other               Net       Amount Assumed
                                              Amount           Companies          Companies           Amount          to Net
------------------------------------------------------------------------------------------------------------------------------
2000
----
Life Insurance in Force.................    $23,515,239        $11,259,314        $      9,405    $    12,265,330       .1%
                                         ===============    ===============   =================   ================
Premiums
Commercial Lines Insurance..............    $ 1,286,363        $    87,147        $     33,013    $     1,232,229      2.7%
Personal Lines Insurance................        615,507             20,920                 760            595,347       .1%
                                         ---------------    ---------------   -----------------   ----------------
  Total Property/Liability Insurance....      1,901,870        $   108,067              33,773          1,827,576      1.8%
                                                            ---------------   -----------------   ----------------
                                         ---------------
Life/Health Insurance...................         96,546             17,346                 146             79,346       .2%
                                         ---------------
Grand Total Premiums....................    $ 1,998,416        $   125,413        $     33,919    $     1,906,922      1.8%
                                         ===============    ===============   =================   ================
1999
----
Life Insurance in Force.................    $ 17,889,524       $ 6,334,702        $     10,352    $    11,565,174       .1%
                                         ===============    ===============   =================   ================
Premiums
Commercial Lines Insurance..............    $ 1,125,270        $    73,406        $     36,175    $     1,088,039      3.3%
Personal Lines Insurance................        590,466             22,166                 938            569,238       .2%
                                         ---------------    ---------------   -----------------   ----------------
  Total Property/Liability Insurance....      1,715,736             95,572              37,113          1,657,277      2.2%
                                         ---------------    ---------------   -----------------   ----------------
Life/Health Insurance...................         84,935             10,350                  88             74,673       .1%
                                         ---------------    ---------------   -----------------   ----------------
Grand Total Premiums....................    $ 1,800,671        $   105,922        $     37,201    $     1,731,950      2.1%
                                         ===============    ===============   =================   ================
1998
----
Life Insurance in Force.................    $13,048,209        $ 3,080,996        $     11,647    $     9,978,860       .1%
                                         ===============    ===============   =================   ================
Premiums
Commercial Lines Insurance..............    $ 1,055,769        $    74,251        $     37,945    $     1,019,463      3.7%
Personal Lines Insurance................        544,153             21,822                 845            523,176       .2%
                                         ---------------    ---------------   -----------------   ----------------
  Total Property/Liability Insurance....      1,599,922             96,073              38,790          1,542,639      2.5%
                                         ---------------    ---------------   -----------------   ----------------
Life/Health Insurance...................         75,657              5,682                 121             70,096       .2%
                                         ---------------    ---------------   -----------------   ----------------
Grand Total Premiums....................    $ 1,675,579        $   101,755        $     38,911    $     1,612,735      2.4%
                                         ===============    ===============   =================   ================

SCHEDULE VI

                 CINCINNATI FINANCIAL CORPORATION & SUBSIDIARIES
   SUPPLEMENTAL INFORMATION CONCERNING PROPERTY CASUALTY INSURANCE OPERATIONS
                FOR YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (000's omitted)


     Column A        Column B      Column C     Column D      Column E     Column F     Column G
     --------        --------      --------     --------      --------     --------     --------
                                    Reserves
                                  for Unpaid
                     Deferred     Claims and    Discount,
   Affiliation        Policy        Claim        if any,                                   Net
       with         Acquisition   Adjustment    Deducted      Unearned      Earned     Investment
    Registrant         Costs       Expenses    in Column C    Premiums     Premiums      Income
----------------------------------------------------------------------------------------------------
Consolidated
Property Casualty
Entities

2000                $  183,757    $2,401,484   $        0    $  920,585   $1,827,576   $  223,001
                    ===========   ==========   ==========    ==========   ==========   ==========


1999                $  162,871    $2,092,576   $        0    $  835,481   $1,657,277   $  207,640
                    ==========    ==========   ==========    ==========   ==========   ==========


1998                $  152,681    $1,978,460   $        0    $  788,727   $1,542,639   $  203,919
                    ==========    ==========   ==========    ==========   ==========   ==========


     Column A                Column H            Column I     Column J      Column K
     --------        ------------------------    --------     --------      --------
                        Claims and Claim
                       Adjustment Expenses     Amortization     Paid
                       Incurred Related to     of Deferred   Claims and
   Affiliation                                    Policy        Claim
       with                (1)        (2)      Acquisition   Adjustment     Premiums
    Registrant      Current Year Prior Years      Costs       Expenses      Written
---------------------------------------------------------------------------------------
Consolidated
Property Casualty
Entities

2000                 $1,527,669   $(19,726)     $  398,232   $1,257,705   $  1,923,531
====                 ==========   ========      ==========   ==========   ============



1999                 $1,303,651   $(116,061)    $  347,894   $1,096,146   $  1,706,909
====                 ==========   =========     ==========   ==========   ============


1998                 $1,306,194   $(153,311)    $  324,916   $1,089,208   $  1,575,789
====                 ==========   =========     ==========   ==========   ============

                                Index of Exhibits


Exhibit 3(i)-- Amended Articles of Incorporation of Cincinnati Financial
               Corporation incorporated by reference to the 1999 10K dated March 23, 2000.

Exhibit 3(ii)--Regulations of Cincinnati Financial Corporation--incorporated by reference to Exhibit 2 to registrant's Proxy Statement dated March 2, 1992

Exhibit 11-- Statement re computation of per share earnings for the years ended December 31, 2000, 1999, and 1998

Exhibit 13-- Material incorporated by reference from the annual report of the registrant to its shareholders for the year ended December 31, 2000

Exhibit 21-- Subsidiaries of the registrant--information contained in Part I of this report

Exhibit 22-- Notice of Annual Meeting of Shareholders and Proxy Statement dated March 7, 2001--incorporated by reference to such document previously filed with Securities and Exchange Commission, Washington, D.C., 20549

Exhibit 23--   Independent Auditors' Consent

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

                        CINCINNATI FINANCIAL CORPORATION

                  Signature                                     Title                          Date
                  ---------                                     -----                          ----

/S/          John J. Schiff, Jr.                              Chairman,
--------------------------------                           Chief Executive
             John J. Schiff, Jr.                         Officer, President                March 16, 2001
                                                            and Director


/S/          Kenneth W. Stecher                        Senior Vice President,
--------------------------------                      Secretary, Treasurer and             March 16, 2001
             Kenneth W. Stecher                       Chief Financial Officer
                                                   (Principal Accounting Officer)


/S/           William F. Bahl                                Director                      March 16, 2001
--------------------------------
              William F. Bahl

/S/           James E. Benoski                            Vice Chairman,                   March 16, 2001
--------------------------------                     Senior Vice President,
              James E. Benoski                      Chief Insurance Officer
                                                         and Director


--------------------------------                             Director                      March , 2001
                Michael Brown



/S/            John E. Field                                 Director                      March 16, 2001
--------------------------------
               John E. Field


--------------------------------                             Director                      March , 2001
             William R. Johnson


--------------------------------                             Director                      March , 2001
           Kenneth C. Lichtendahl


/S/           James G. Miller                          Senior Vice President,              March 16, 2001
--------------------------------                     Chief Investment Officer
              James G. Miller                              and Director

                  Signature                                     Title                          Date
                  ---------                                     -----                          ----



                                                              Director                      March   , 2001
--------------------------------
              Robert C. Schiff


/S/           Thomas R. Schiff                                Director                      March 16, 2001
--------------------------------
              Thomas R. Schiff


/S/         Frank J. Schultheis                               Director                      March 16, 2001
--------------------------------
            Frank J. Schultheis


/S/            Larry R. Webb                                  Director                      March 16, 2001
--------------------------------
               Larry R. Webb


/S/            Alan R. Weiler                                 Director                      March 16, 2001
--------------------------------
               Alan R. Weiler


                                                              Director                      March   , 2001
--------------------------------
              E. Anthony Woods