Form 10-Q
period 2001-03-31
CINCINNATI FINANCIAL CORP
filed 2001-05-08
CIK 20286

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549






                                    FORM 10-Q



    X        Quarterly Report Under Section 13 or 15 (d) of the
 -------
             Securities Exchange Act of 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

        Registrant's telephone number, including area code: 513/870-2001

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

         $2.00 Par Common--160,714,000 shares outstanding at March 31, 2001

         $29,455,000 of 5.5% Convertible Senior Debentures Due 2002

         $419,631,000 of 6.9% Senior Debentures Due 2028

                                     PART I

ITEM 1.       FINANCIAL STATEMENTS

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    (000's omitted)

                                                                (Unaudited)
                                                                  March 31,          December 31,
                                                                    2001                  2000
                                                                    ----                  ----
Assets
------

Investments
   Fixed maturities (amortized cost: 2001--$2,884,009;
      2000--$2,802,863) ..............................         $  2,866,750          $  2,721,291
   Equity securities (cost: 2001--$2,121,829;
      2000--$2,067,984) ..............................            7,756,331             8,525,985
   Other invested assets .............................               68,428                68,560
Cash .................................................               67,279                60,254
Investment income receivable .........................               86,059                86,234
Finance receivables ..................................               29,812                30,718
Premiums receivable ..................................              657,693               652,340
Reinsurance receivables ..............................              281,764               214,576
Prepaid reinsurance premiums .........................               19,225                15,246
Deferred acquisition costs pertaining to unearned
   premiums and to life policies in force ............              266,257               258,734
Land, buildings and equipment for company use (at
   cost less accumulated depreciation) ...............              121,112               122,005
Other assets .........................................               97,925               173,533
Separate accounts ....................................              376,613               357,615
                                                               ------------          ------------

      Total assets ...................................         $ 12,695,248          $ 13,287,091
                                                               ============          ============

Liabilities
-----------

Insurance reserves:
   Losses and loss expenses ..........................         $  2,531,900          $  2,473,059
   Life policy reserves ..............................              622,590               605,421
Unearned premiums ....................................              977,386               921,872
Other liabilities ....................................              250,638               257,254
Deferred income taxes ................................            1,797,751             2,057,641
Notes payable ........................................              158,000               170,000
6.9% Senior debentures due 2028 ......................              419,631               419,631
5.5% Convertible senior debentures due 2002 ..........               29,455                29,603
Separate accounts ....................................              376,613               357,615
                                                               ------------          ------------

      Total liabilities ..............................            7,163,964             7,292,096
                                                               ------------          ------------

Shareholders' equity
--------------------

Common stock, $2 per share;
   authorized 200,000 shares;
   issued 2001--172,958; 2000--172,883 shares;
   outstanding 2001--160,714; 2000--160,891 shares ...              345,915               345,766
Paid-in capital ......................................              255,134               254,156
Retained earnings ....................................            1,658,765             1,619,954
Accumulated other comprehensive income-unrealized
    net capital gains ................................            3,661,237             4,155,929
                                                               ------------          ------------
                                                                  5,921,051             6,375,805
Less treasury shares at cost (2001--12,244 shares;
   2000--11,992 shares) ..............................             (389,767)             (380,810)
                                                               ------------          ------------
      Total shareholders' equity .....................            5,531,284             5,994,995
                                                               ------------          ------------
         Total liabilities and shareholders' equity ..         $ 12,695,248          $ 13,287,091
                                                               ============          ============

    Accompanying notes are an integral part of these condensed consolidated financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 (000's omitted except per share data)

                                                      Three Months Ended March 31,
                                                        2001                2000
                                                        ----                ----
Revenues:
   Premium income:
       Property and casualty ................         $ 489,566          $ 430,370
       Life .................................            17,088             17,012
       Accident and health ..................               853                711
                                                      ---------          ---------
          Premiums earned ...................           507,507            448,093
   Net investment income ....................           101,768            106,279
   Realized gains on investments ............             3,351             14,524
   Other income .............................             5,256              2,374
                                                      ---------          ---------

       Total revenues .......................           617,882            571,270
                                                      ---------          ---------


Benefits & expenses:
   Insurance losses and policyholder benefits           357,013            317,289
   Commissions ..............................            94,229             84,526
   Other operating expenses .................            45,863             41,985
   Taxes, licenses & fees ...................            17,627             13,497
   Increase in deferred acquisition costs
       pertaining to unearned premiums
       and to life policies in force ........            (7,523)            (4,001)
   Interest expense .........................            10,206              9,162
   Other expenses ...........................             3,575              5,284
                                                      ---------          ---------
       Total benefits & expenses ............           520,990            467,742
                                                      ---------          ---------


Income before income taxes ..................            96,892            103,528
                                                      ---------          ---------

Provision for income taxes:
   Current ..................................            18,334             21,578
   Deferred .................................             5,945              2,587
                                                      ---------          ---------

       Total provision for income taxes .....            24,279             24,165
                                                      ---------          ---------

Net income ..................................         $  72,613          $  79,363
                                                      =========          =========

Average shares outstanding (diluted) ........           166,154            164,859
                                                      =========          =========

Per common share:
   Net income (basic) .......................         $     .45          $     .49
                                                      =========          =========
   Net income (diluted) .....................         $     .44          $     .48
                                                      =========          =========

   Cash dividends declared ..................         $     .21          $     .19
                                                      =========          =========

Accompanying notes are an integral part of these condensed consolidated financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                                               (000's omitted)
                   THREE MONTHS ENDED MARCH 31, 2000 AND 2001

                                                                                                     Accumulated
                                       Common         Treasury                                          Other            Total
                        Common         Stock           Stock          Paid-In        Retained       Comprehensive     Shareholders'
                        Shares         Amount          Amount         Capital        Earnings          Income            Equity
                        ------         ------          ------         -------        --------          ------            ------
Bal. Dec. 31,
  1999                  171,862       $ 343,725       $(314,294)      $237,859      $1,623,890      $ 3,530,104       $ 5,421,284
                                                                                                                      -----------

Net income                                                                              79,363                             79,363

Change in unreal
  gains net of
  inc. taxes of
  $337,084                                                                                             (626,014)         (626,014)
                                                                                                                      -----------

Comprehensive
   Income (loss)                                                                                                         (546,651)

Div. declared                                                                          (30,549)                           (30,549)

Purchase/issuance of
  treasury shares                                       (49,671)             1                                            (49,670)

Stock options
  exercised                 379             757                          7,525                                              8,282

Conversion of
   debentures                28              55                            357                                                412
                       --------       ---------       ---------       --------      ----------      -----------       -----------

Bal. March 31,
  2000                  172,269       $ 344,537       $(363,965)      $245,742      $1,672,704      $ 2,904,090       $ 4,803,108
                       ========       =========       =========       ========      ==========      ===========       ===========

Bal. Dec. 31,
  2000                  172,883       $ 345,766       $(380,810)      $254,156      $1,619,954      $ 4,155,929       $ 5,994,995
                                                                                                                      -----------

Net income                                                                              72,613                             72,613

Change in unreal
  gains net of
  inc. taxes of
  $266,373                                                                                             (494,692)         (494,692)
                                                                                                                      -----------

Comprehensive
   Income (loss)                                                                                                         (422,079)

Div. declared                                                                          (33,802)                           (33,802)

Purchase/issuance of
  treasury shares                                        (8,957)            (1)                                            (8,958)

Stock options
  exercised                  65             129                            851                                                980

Conversion of
  debentures                 10              20                            128                                                148
                       --------       ---------       ---------       --------      ----------      -----------       -----------

Bal. March 31,
  2001                  172,958       $ 345,915       $(389,767)      $255,134      $1,658,765      $ 3,661,237       $ 5,531,284
                       ========       =========       =========       ========      ==========      ===========       ===========



Accompanying notes are an integral part of these condensed consolidated financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             (000's omitted)

                                                                      Three Months Ended March 31,
                                                                        2001                 2000
                                                                        ----                 ----
Cash flows from operating activities:
   Net income ...........................................            $  72,613             $  79,363
   Adjustments to reconcile operating income to net cash
      provided by operating activities:

      Depreciation and amortization .....................                7,114                 4,969
      Decrease (increase) in investment income receivable                  175                (6,018)
      Increase in premiums receivable ...................               (5,353)              (28,713)
      Increase in reinsurance receivable ................              (67,188)              (14,693)
      Increase (decrease) in prepaid reinsurance premiums               (3,979)                  571
      Increase in deferred acquisition costs ............               (7,523)               (3,998)
      Decrease in accounts receivable ...................                1,929                29,016
      Decrease (increase) in other assets ...............               53,892                (2,358)
      Increase in loss and loss expense reserves ........               58,841                31,593
      Increase in life policy reserves ..................               17,169                12,342
      Increase in unearned premiums .....................               55,514                11,035
      (Decrease) increase in other liabilities ..........               (9,847)               34,638
      Increase in deferred income taxes .................                6,483                 2,587
      Realized gains on investments .....................               (3,351)              (14,524)
      Increase in current income taxes ..................               17,746                38,381
                                                                     ---------             ---------
          Net cash provided by operating activities .....              194,235               174,191
                                                                     ---------             ---------

Cash flows from investing activities:

      Sale of fixed maturities ..........................                6,518               144,831
      Call or maturity of fixed maturities investments ..               56,935               108,004
      Sale of equity securities investments .............               20,622                40,166
      Collection of finance receivables .................                3,433                 3,512
      Purchase of fixed maturities investments ..........             (147,664)             (607,833)
      Purchase of equity securities investments .........              (69,529)              (78,160)
      Investment in land, buildings and equipment .......               (4,522)              (14,861)
      Investment in finance receivables .................               (2,527)               (2,647)
      Proceeds from (investment in) other invested assets                   72                (2,287)
                                                                     ---------             ---------
          Net cash used in investing activities .........             (136,662)             (409,275)
                                                                     ---------             ---------

Cash flows from financing activities:
      Proceeds from stock options exercised .............                  980                 8,282
      Purchase/Issuance of treasury shares ..............               (8,958)              (49,670)
      (Decrease) increase in notes payable ..............              (12,000)               19,000
      Payment of cash dividends to shareholders .........              (30,570)              (27,609)
                                                                     ---------             ---------
          Net cash used in financial activities .........              (50,548)              (49,997)
                                                                     ---------             ---------

Net decrease (increase) in cash .........................                7,025              (285,081)
Cash at the beginning of the period .....................               60,254               339,554
                                                                     ---------             ---------

Cash at the end of the period ...........................            $  67,279             $  54,473
                                                                     =========             =========

Supplemental disclosures of cash flow information
   Interest paid ........................................            $   3,305             $   1,636
                                                                     =========             =========
   Income taxes paid ....................................            $       0             $ (18,048)
                                                                     =========             =========


Accompanying notes are an integral part of these condensed consolidated financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE I - ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries, each of which is wholly owned, and are presented in conformity with accounting principles generally accepted in the United States of America. All significant inter-company investments and transactions have been eliminated in consolidation. The December 31, 2000 consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America.

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

INVESTMENTS--Fixed maturities and equity securities have been classified as available for sale and are carried at fair values at March 31, 2001 and December 31, 2000.

UNREALIZED GAINS AND LOSSES (000's omitted)--The increases (decreases) in unrealized gains for fixed maturities and equity securities (net of income tax effect) for the three-month periods ended March 31 are as follows:


                            Fixed               Equity
       Year               Maturities          Securities          Total
       ----               ----------          ----------          -----

       2001               $ 41,354            $(536,046)        $(494,692)

       2000               $(19,587)           $(606,427)        $(626,014)


Such amounts are included as deductions from shareholders' equity.

REINSURANCE (000's omitted)--Premiums earned are net of $37,477 and $27,710 premiums on ceded business for March 31, 2001 and 2000, respectively. Insurance losses and policyholder benefits in the accompanying consolidated statements of income are net of $67,435 and $22,866 reinsurance recoveries for March 31, 2001 and 2000, respectively.


NOTE II - STOCK OPTIONS

The Company has primarily qualified stock option plans under which options are granted to employees of the Company at prices which are not less than market price at the date of grant and which are exercisable over ten-year periods. On March 31, 2001, outstanding options for Stock Plan IV totalled 1,984,025 shares with purchase prices ranging from a low of $10.07 to a high of $42.87, outstanding options for Stock Plan V totalled 1,179,470 shares with purchase prices ranging from a low of $20.47 to a high of $45.37 and outstanding options for Stock Plan VI totalled 3,971,277 shares with purchase prices ranging from a low of $29.38 to a high of $41.47.

NOTE III - SEGMENT INFORMATION

The Company is organized and operates principally in two industries and has four reportable segments--commercial lines property and casualty insurance, personal lines property and casualty insurance, life insurance and investment operations. The accounting policies of the segments are the same as those described in Note I - Accounting Policies. Revenue is primarily from unaffiliated customers. Identifiable assets by segment are those assets, including investment securities, used in the Company's operations in each industry. Corporate and other identifiable assets are principally cash and marketable securities. Segment information, for which results are regularly reviewed by Company management in making decisions about resources to be allocated to the segments and assess their performance, is summarized in the following table. Information regarding income before income taxes and identifiable assets is not available for two reportable segments - commercial lines and personal lines - property casualty insurance.

                                                             Quarter Ended March 31,
(000's omitted)                                         2001                      2000
                                                        ----                      ----
REVENUES
   Commercial lines insurance ..........            $    337,943             $    283,393
   Personal lines insurance ............                 151,623                  146,977
   Life insurance ......................                  17,941                   17,723
   Investment operations ...............                 105,119                  120,803
   Corporate and other .................                   5,256                    2,374
                                                    ------------             ------------

        Total revenues .................            $    617,882             $    571,270
                                                    ============             ============


INCOME BEFORE INCOME TAXES
   Property and casualty insurance .....            $      8,412             $      7,459
   Life insurance ......................                   2,556
                                                                                     (312)
   Investment operations ...............                  95,991                  108,186
   Corporate and other .................                 (10,067)                 (11,805)
                                                    ------------             ------------

        Total income before income taxes            $     96,892             $    103,528
                                                    ============             ============


IDENTIFIABLE ASSETS
   Property and casualty insurance .....            $  6,311,238             $  5,144,927
   Life insurance ......................               1,650,825                1,455,394
   Corporate and other .................               4,733,185                3,963,587
                                                    ------------             ------------

        Total identifiable assets ......            $ 12,695,248             $ 10,563,908
                                                    ============             ============


NOTE IV - FINANCIAL ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS
133), Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. SFAS 133 requires that all derivative financial instruments, such as convertible debt, convertible preferred stock, interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair market value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS 133 did not have a significant impact on the consolidated results of operations, financial position or cash flows of the Company because the Company does not have significant derivative activity.

Subsequent to March 31, 2001, the Company entered into an interest rate swap as a cash flow hedge of variable interest payments. (The risk designated as being hedged is the risk of changes in cash flows attributable to changes in market interest rates.) For this interest rate swap contract under which the Company agrees to pay a fixed rate of interest, the contract is considered to be a hedge against changes in the amount of future cash flows associated with the Company's interest payments of certain variable rate debt obligations ($31 million notional amount). Accordingly, the interest rate swap contract will be reflected at fair value in the Company's consolidated balance sheet and the related gain or loss on this contract will be a component of comprehensive income. The net effect of this accounting on the Company's operating results will be that interest expense on the portion of variable rate debt being hedged will generally be recorded based on fixed interest rates.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (000's omitted)


This Management Discussion is intended to supplement the data contained in the financial statements and related notes of Cincinnati Financial Corporation and subsidiaries. The following discussion related to the condensed consolidated financial statements and accompanying notes contain certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed. Factors that could cause or contribute to such differences include, but are not limited to: unusually high levels of catastrophe losses due to changes in weather patterns or other natural causes; changes in insurance regulations or legislation that place the Company at a disadvantage in the marketplace; recession or other economic conditions resulting in lower demand for insurance products; sustained decline in overall stock market values negatively impacting the Company's equity portfolio and the ability to generate investment income. Readers are cautioned that the Company undertakes no obligation to review or update the forward-looking statements included in this material.

Premiums earned for the three months ended March 31, 2001 have increased $59,414 (13%) over the three months ended March 31, 2000. For our property and casualty insurance companies, gross written premiums increased $83,434, net written premiums increased by $69,094 and net earned premiums increased by $59,365. The premium growth rates are greater than last year primarily because of rate increases. Commercial lines new business increased 5%. Earned premiums of our life company increased $218. The premium growth in our life products is mainly attributable to increased sales of both traditional and work site marketing products. For the three-month period ended March 31, 2001, investment income, net of expenses, has increased $.9 (1%) when compared with the first three months of 2000, excluding $5.3 million in 2000 interest income from a bank-owned life insurance (BOLI) policy. Lack of growth was attributable to the average yield for the bond portfolio decreasing and lower dividends earned in the quarter. Realized gains on investments for the three months ended March 31, 2001 amounted to $3,351 compared to $14,524 for the comparable three-month period March 31, 2000.

Insurance losses and policyholder benefits (net of reinsurance recoveries) increased $39,724 (13%) for the first three months of 2001 over the same period in 2000. Property and casualty company losses increased $43,376 in the first quarter of 2001, compared to the first quarter of 2000, while policy holder benefits decreased $3,652 over the first quarter of 2000 in the life insurance subsidiary. The increase in property casualty losses is primarily due to a 30% increase in losses incurred for claims $250 or less. Catastrophic claims were lower by $1,415 in the same period.

Commission expenses increased $9,703 for the first quarter of 2001 compared to the same period of 2000. Property and casualty commissions increased $10,503, reflecting higher contingent commissions and higher growth of premiums written. Life commissions decreased $800. In the first quarter 2000, a backlog of "Triple X" term insurance processing resulted in higher premiums and commissions. 2001 commissions are lower, as these policies now are paying a renewal commission instead of a first year commission. Other operating expenses increased $3,878 for the three-month period ended March 31, 2001 compared to the same period for 2000. The increase is attributable to increases in staff and other internal development costs associated with our investment in infrastructure to support future growth. Taxes, licenses and fees increased $4,130 for the first quarter of 2001 compared to the first quarter of 2000 primarily due to growth in written premiums. Interest expense increased $1,044 for the three-month period ended March 31, 2001 compared to the same period for 2000. A large portion of the increase is attributable to more short-term debt held at March 31, 2001.

There was no significant change in the provision for federal income taxes for the first three months of 2001 compared to the first three months of 2000.

In the first quarter of 2001 and 2000, the Company experienced a decrease in unrealized gains in investments resulting in comprehensive income of ($422,079) in 2001 compared to ($546,651) in 2000. Our top 10 equity holdings accounted for $517,697 of the decrease in unrealized gains for 2001.

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

The Company's Board of Directors has authorized the repurchase of outstanding shares. At March 31, 2001, 8.9 million shares remain authorized for repurchase at any time in the future. During the first quarter 2001, 252 shares were repurchased at a cost of $8,967. As of March 31, 2001, the Company has repurchased 12,027 shares.

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

ITEM 6.        Exhibits and Reports on Form 8-K

               (a)   Exhibits included:

                     Exhibit 11--Statement re-Computation of Per Share Earnings.

               (b) The Company was not required to file any reports on Form 8-K during the quarter ended March 31, 2001.

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

                                                CINCINNATI FINANCIAL CORPORATION
                                                --------------------------------
                                                (Registrant)

Date        May 8, 2001
    ---------------------------

                                                   By/s/   Kenneth W. Stecher
                                                   -----------------------------
                                                   Kenneth W. Stecher
                                                   Chief Financial Officer