Form 10-Q
period 2001-06-30
CINCINNATI FINANCIAL CORP
filed 2001-08-13
CIK 20286

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   ----------


                                    FORM 10-Q



                  X        Quarterly Report Under Section 13 or 15 (d) of the
               -------
                           Securities Exchange Act of 1934

                           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                           Transition Report Pursuant to Section 13 or 15 (d)
               --------
                           of the Securities Exchange Act of 1934


                                   ----------

                         Commission File Number 0-4604


                        CINCINNATI FINANCIAL CORPORATION
             -----------------------------------------------------
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

         $2.00 Par Common--161,628,000 shares outstanding at June 30, 2001

         $13,528,000 of 5.5% Convertible Senior Debentures Due 2002

         $419,634,000 of 6.9% Senior Debentures Due 2028

                                     PART I
                                     ------
ITEM 1.       FINANCIAL STATEMENTS

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  (000's omitted)
                                                                    (Unaudited)
                                                             June 30,          December 31,
Assets                                                        2001                2000
------                                                     ------------         ------------

Investments
   Fixed maturities (cost: 2001--$2,961,967;
        2000--$2,802,863)                                  $  2,937,114         $  2,721,291
   Equity securities (cost: 2001--$2,152,364;
        2000--$2,067,984)                                     8,499,441            8,525,985
   Other invested assets ..........................              66,443               68,560
Cash ..............................................              42,894               60,254
Investment income receivable ......................              91,154               86,234
Finance receivables ...............................              29,557               30,718
Premiums receivable ...............................             704,157              652,340
Reinsurance receivable ............................             271,117              214,576
Prepaid reinsurance premiums ......................              19,082               15,246
Deferred policy acquisition costs .................             274,901              258,734
Property and equipment, net, for Company use ......             132,853              122,005
Other assets ......................................             113,720              173,533
Separate accounts .................................             375,243              357,615
                                                           ------------         ------------
      Total assets ................................        $ 13,557,676         $ 13,287,091
                                                           ============         ============

Liabilities

Insurance reserves:
   Losses and loss expenses .......................        $  2,590,859         $  2,473,059
   Life policy reserves ...........................             636,218              605,421
Unearned premiums .................................           1,016,533              921,872
Notes payable .....................................             175,000              170,000
5.5% Convertible senior debentures due 2002 .......              13,528               29,603
6.9% Senior debentures due 2028 ...................             419,634              419,631
Federal income taxes
   Current ........................................              17,926                    0
   Deferred .......................................           2,036,892            2,057,641
Other liabilities .................................             263,502              257,254
Separate accounts .................................             375,243              357,615
                                                           ------------         ------------
      Total liabilities ...........................           7,545,335            7,292,096
                                                           ------------         ------------
Shareholders' Equity

Common stock, $2 per share; authorized 200,000
   shares; issued 2001--174,077; 2000--172,883
   shares; outstanding 2001--161,628; 2000--160,891
   shares .........................................             348,153              345,766
Paid-in capital ...................................             269,673              254,156
Retained earnings .................................           1,673,790            1,619,954
Accumulated other comprehensive income - unrealized
   net capital gains ..............................           4,118,272            4,155,929
                                                           ------------         ------------
                                                              6,409,888            6,375,805
Less treasury shares at cost (2001--12,449 shares;
   2000--11,992 shares) ...........................            (397,547)            (380,810)
                                                           ------------         ------------
      Total shareholders' equity ..................           6,012,341            5,994,995
                                                           ------------         ------------
         Total liabilities and shareholders' equity        $ 13,557,676         $ 13,287,091
                                                           ============         ============

Accompanying notes are an integral part of these condensed consolidated financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                      (000's omitted except per share data)

                                                           Six Months Ended June 30,              Three Months Ended June 30,
Revenues:                                                  2001                2000                2001               2000
                                                       -----------         -----------         -----------         -----------
  Premium income:
   Property and casualty ......................        $   999,383         $   880,089         $   509,817         $   449,719
   Life .......................................             37,750              37,015              20,662              20,003
   Accident and health ........................              1,766               1,476                 913                 765
                                                       -----------         -----------         -----------         -----------
      Net premiums earned .....................          1,038,899             918,580             531,392             470,487
  Net investment income .......................            212,032             209,020             110,263             102,741
  Realized gains on investments ...............              6,240              17,624               2,889               3,100
  Other income ................................              6,101               4,853                 845               2,479
                                                       -----------         -----------         -----------         -----------

   Total revenues .............................          1,263,272           1,150,077             645,389             578,807
                                                       -----------         -----------         -----------         -----------


Benefits & expenses:
  Insurance losses and policyholder benefits ..            781,628             646,895             424,616             329,605
  Commissions .................................            196,605             169,706             102,376              86,984
  Other operating expenses ....................             95,191              82,698              49,328              41,184
  Taxes, licenses & fees ......................             29,527              27,313              11,898              14,092
  Increase in deferred policy acquisition costs            (16,167)             (7,004)             (8,644)             (5,553)
  Interest expense ............................             20,134              19,141               9,929               9,979
  Other expenses ..............................              8,297              11,160               4,722               5,876
                                                       -----------         -----------         -----------         -----------
   Total benefits & expenses ..................          1,115,215             949,909             594,225             482,167
                                                       -----------         -----------         -----------         -----------

Income before income taxes ....................            148,057             200,168              51,164              96,640
                                                       -----------         -----------         -----------         -----------

Provision for income taxes:
 Current ......................................             26,948              41,027               8,614              19,449
 Deferred .....................................               (472)              5,084              (6,417)              2,497
                                                       -----------         -----------         -----------         -----------

   Total provision for income taxes ...........             26,476              46,111               2,197              21,946
                                                       -----------         -----------         -----------         -----------

Net income ....................................        $   121,581         $   154,057         $    48,967         $    74,694
                                                       ===========         ===========         ===========         ===========

Average shares outstanding (basic) ............            161,909             161,527             161,139             161,623
Average shares outstanding (diluted) ..........            164,395             164,895             163,810             165,549

Per common share:

Net income (basic) ............................        $       .75         $       .95         $       .30              $ . 46
                                                       ===========         ===========         ===========         ===========
Net income (diluted) ..........................        $       .74         $       .94         $       .30              $ . 45
                                                       ===========         ===========         ===========         ===========

Cash dividends declared .......................        $       .42         $       .38         $       .21              $ . 19
                                                       ===========         ===========         ===========         ===========

Accompanying notes are an integral part of these condensed consolidated financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                                                (000's omitted)
                     SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                     ---------------------------------------

                                                                                            Accumulated
                                                                                                Other               Total
                        Common        Stock     Treasury      Paid-In        Retained       Comprehensive       Shareholders'
                        Shares       Amount       Stock       Capital        Earnings           Income             Equity
                       --------      ------       ------      -------        --------          --------           --------
Bal. Dec. 31,
  1999                  171,862     $343,725    $ (314,294)   $ 237,859      $1,623,890        $ 3,530,104         $5,421,284
                                                                                                                   ----------

Net income                                                                      154,057                               154,057

Change in unreal.
  gains net of
  inc. taxes of
  $325,210                                                                                        (603,962)          (603,962)
                                                                                                                   ----------

Comprehensive
(loss)                                                                                                               (449,905)

Div. declared                                                                   (61,168)                              (61,168)

Purchase/issuance of
  treasury shares                                  (56,097)           4                                               (56,093)

Stock options
  exercised                 423          846                      8,226                                                 9,072

Conversion of
   debentures               360          718                      4,630                                                 5,348
                        -------     --------    ----------     ---------    -----------        -----------         ----------

Bal. June 30,
  2000                  172,645     $345,289    $ (370,391)   $ 250,719     $ 1,716,779        $ 2,926,142         $4,868,538
                        =======     ========    ==========    =========     ===========        ===========         ==========

Bal. Dec. 31,
  2000                  172,883     $345,766    $ (380,810)   $ 254,156     $ 1,619,954        $ 4,155,929         $5,994,995
                                                                                                                   ----------

Net income                                                                      121,581                               121,581

Change in unreal.
  gains net of
  inc. taxes of
  $20,277                                                                                          (37,657)           (37,657)
                                                                                                                   ----------

Comprehensive
   income                                                                                                              83,924

Div. declared                                                                   (67,742)                              (67,742)

Purchase/issuance of
  treasury shares                                  (16,737)          (1)                                              (16,738)

Stock options
  exercised                 111          222                      1,608                                                 1,830

Conversion of
  debentures              1,083        2,165                     13,910             (3)                                16,072
                        -------     --------    ----------     ---------    -----------        -----------         ----------

Bal. June 30,
  2001                  174,077    $ 348,153    $ (397,547)   $ 269,673     $ 1,673,790        $ 4,118,272        $ 6,012,341
                       ========    =========    ==========    =========     ===========        ===========        ===========

Accompanying notes are an integral part of these condensed consolidated financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  (000's omitted)
                                                               Six Months Ended June 30,
Cash flows from operating activities:                            2001          2000
                                                                 ----          ----
   Net income ..........................................     $ 121,581      $ 154,057
   Adjustments to reconcile operating income to net cash
      provided by operating activities:
      Depreciation and amortization ....................        12,627          8,252
      Realized gains on investments ....................        (5,471)       (17,624)
      Changes in:
          Investment income receivable .................        (4,920)        (9,011)
          Premiums receivable ..........................       (51,817)       (28,675)
          Reinsurance receivable .......................       (56,541)       (34,597)
          Prepaid reinsurance premiums .................        (3,836)           187
          Deferred policy acquisition costs ............       (16,167)        (7,004)
          Accounts receivable ..........................       (27,457)        26,136
          Other assets .................................        34,790        (19,655)
          Loss and loss expense reserves ...............       117,800         47,077
          Life policy reserves .........................        30,797         25,286
          Unearned premiums ............................        94,661         10,294
          Other liabilities ............................         2,878          3,675
          Deferred income taxes ........................          (472)         5,084
          Current income taxes .........................        50,833         47,274
                                                             ---------      ---------
          Net cash provided by operating activities ....       299,286        210,756
                                                             ---------      ---------

Cash flows from investing activities:
      Sale of fixed maturities .........................         8,807         21,512
      Call or maturity of fixed maturities investments .       116,021        305,611
      Sale of equity securities investments ............        65,875         56,868
      Collection of finance receivables ................         6,875          7,892
      Purchase of fixed maturities investments .........      (291,418)      (708,523)
      Purchase of equity securities investments ........      (137,518)      (118,742)
      Investment in land, buildings and equipment ......        (7,291)       (17,884)
      Investment in finance receivables ................        (5,714)        (6,584)
      Net decrease (increase) in other invested assets .         1,998         (3,035)
                                                             ---------      ---------
          Net cash used in investing activities ........      (242,365)      (462,885)
                                                             ---------      ---------

Cash flows from financing activities:
      Proceeds from stock options exercised ............         1,830          9,072
      Purchase/issuance of treasury shares .............       (16,738)       (56,093)
      Increase in notes payable ........................         5,000         55,000
      Payment of cash dividends to shareholders ........       (64,373)       (58,157)
                                                             ---------      ---------
          Net cash used in financing activities ........       (74,281)       (50,178)
                                                             ---------      ---------

Net decrease in cash ...................................       (17,360)      (302,307)
Cash at beginning of period ............................        60,254        339,554
                                                             ---------      ---------

Cash at end of period ..................................     $  42,894      $  37,247
                                                             =========      =========

Supplemental disclosures of cash flow information
   Interest paid .......................................     $   5,405      $  19,173
                                                             =========      =========
   Income taxes (refunded) .............................     $ (24,000)     $  (7,604)
                                                             =========      =========
Supplemental disclosures of non-cash activities

Noncash transaction - During the second quarter 2000,
the Company established a separate account. This
resulted in a noncash transfer to the separate
account of the following:
$300,818 from investments, $207,762 from life policy
reserves, $11,394 from cash, $8,984 from accounts
payable securities, $4,932 from investment income
receivable, $540 from other liabilities, and $142 from
accounts receivable securities.
The company converted the following securities during
the six month periods ended June 30;
   Conversion of 6.9% senior debentures to common
     stock..............................................     $  16,073      $   5,348
                                                             =========      =========
   Conversion of fixed maturity to equity security
     investments........................................     $  23,453      $  11,685
                                                             =========      =========

Accompanying notes are an integral part of these condensed consolidated financial statements.

                                  Page 5 of 13

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

The preceding summary of financial information for Cincinnati Financial Corporation and consolidated subsidiaries is unaudited, but the Company believes that all adjustments (consisting only of normal recurring accruals) necessary for fair presentation have been made. The results of operations for this interim period are not necessarily an indication of results to be expected for the remaining six months of the year.

INVESTMENTS--Fixed maturities and equity securities have been classified as available for sale and are carried at fair values at June 30, 2001 and December 31, 2000.

UNREALIZED GAINS AND LOSSES (000's omitted)--The increases (decreases) in unrealized gains for fixed maturities and equity securities (net of income tax effects) for the six-month and three-month periods ended June 30 are as follows:

                       Six Months Ended June 30,       Three Months Ended June 30,
                            2001           2000          2001            2000
                            ----           ----         ----             ----
Fixed maturities ...     $  37,295      $ (40,368)     ($  4,059)     $ (20,781)
Equity securities ..       (74,953)      (563,594)       461,093         42,833
                         ---------      ---------      ---------      ---------
  Total ............     $ (37,658)     $(603,962)     $ 457,034      $  22,052
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

REINSURANCE (000's omitted)--Premiums earned are net of premiums on ceded business, and insurance losses and policyholder benefits are net of reinsurance recoveries in the accompanying statements of income for the six-month and three-month periods ended June 30 as follows:

                             Six Months Ended June 30,  Three Months Ended June 30,

                                  2001         2000         2001          2000
                                  ----         ----         ----          ----
Ceded premiums ...........     $   77,428   $   57,401   $   39,950     $   29,691
                               ==========   ==========   ==========     ==========

Reinsurance recoveries ...     $  102,544   $   59,291   $   35,108     $   36,425
                               ==========   ==========   ==========     ==========


NOTE II - STOCK OPTIONS (000's omitted except per share data)

The Company has primarily qualified stock option plans under which options are granted to employees of the Company at prices which are not less than market price at the date of grant and which are exercisable over ten-year periods. On June 30, 2001, outstanding options for Stock Plan No. IV totaled 1,924 shares with purchase prices ranging from a low of $11.56 to a high of $42.87, outstanding options for Stock Plan V totaled 1,172 shares with purchase prices ranging from a low of $20.47 to a high of $45.37 and outstanding options for Stock Plan VI totaled 3,978 shares with purchase prices ranging from a low of $29.38 to a high of $41.57.

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

                                              Six Months Ended                  Three Months Ended
                                                    June 30,                       June 30,
                                                  ----------                      ----------
(000's omitted)                              2001            2000            2001            2000
                                             ----            ----            ----             ----
REVENUES
   Commercial lines insurance .....     $   693,181      $   584,028      $   355,238      $   300,635
   Personal lines insurance .......         306,202          296,061          154,579          149,084
   Life insurance .................          39,516           38,491           21,575           20,768
   Investment operations ..........         218,272          226,644          113,152          105,841
   Corporate and other ............           6,101            4,853              845            2,479
                                        -----------      -----------      -----------      -----------
       Total revenues .............     $ 1,263,272      $ 1,150,077      $   645,389      $   578,807
                                        ===========      ===========      ===========      ===========

INCOME (LOSS) BEFORE INCOME TAXES
   Property and casualty insurance      $   (30,138)     $    14,302      $   (38,550)     $     6,843
   Life insurance .................           2,058            3,433             (498)           3,745
   Investment operations ..........         199,479          204,128          103,488           95,942
   Corporate and other ............         (23,342)         (21,695)         (13,276)          (9,890)
                                        -----------      -----------      -----------      -----------
   Total income before income taxes     $   148,057      $   200,168      $    51,164      $    96,640
                                        ===========      ===========      ===========      ===========

                                                                June 30,              December  31,
                                                                  2001                    2000
                                                              -----------             -------------
IDENTIFIABLE ASSETS
   Property and casualty insurance........................    $ 6,625,738               $ 6,487,819
   Life insurance.........................................      1,705,299                 1,619,169
   Corporate and other ...................................      5,226,639                 5,180,103
                                                               ----------               -----------
       Total identifiable assets..........................    $13,557,676               $13,287,091
                                                              ===========               ===========


NOTE IV - FINANCIAL ACCOUNTING PRONOUNCEMENTS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - SFA No. 133 The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. SFAS 133 requires that all derivative financial instruments, such as convertible debt, convertible preferred stock, interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair market value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS 133 did not have a significant impact on the consolidated results of operations, financial position or cash flows of the Company because the Company does not have significant derivative activity.

During the second quarter of 2001, the Company entered into an interest rate swap as a cash flow hedge of variable interest payments. (The risk designated as being hedged is the risk of changes in cash flows attributable to changes in market interest rates.) For this interest rate swap contract under which the Company agrees to pay a fixed rate of interest, the contract is considered to be a hedge against changes in the amount of future cash flows associated with the Company's interest payments of certain variable rate debt obligations ($31 million notional amount.) Accordingly, the related unrealized gain or loss on this contract is a component of comprehensive income. The interest rate swap contract is reflected at fair value in the Company's consolidated balance sheet. This unrealized gain at June 30, 2001 is not significant. The net effect of this accounting on the Company's operating results is that interest expense on the portion of variable rate debt being hedged is recorded based on fixed interest rates.

On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board
(FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

 On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002. The Company does not expect that SFAS No. 142 will have a material effect on its consolidated financial statements.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations (000's omitted, except percentages)


This Management Discussion is intended to supplement the data contained in the financial statements and related notes of Cincinnati Financial Corporation and subsidiaries. The following discussion, related condensed consolidated financial statements and accompanying notes contain certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed. Factors that could cause or contribute to such differences include, but are not limited to: unusually high levels of catastrophe losses due to changes in weather patterns or other natural causes; changes in insurance regulations or legislation that place the Company at a disadvantage in the marketplace; recession or other economic conditions resulting in lower demand for insurance products; sustained decline in overall stock market values negatively impacting the Company's equity portfolio and the ability to generate investment income. Readers are cautioned that the Company undertakes no obligation to review or update the forward-looking statements included in this material.

Premiums earned for the six months ended June 30, 2001 have increased $120,319 (13%) over the six months ended June 30, 2000. Also, premiums earned have increased $60,905 (13%) for the three months ended June 30, 2001 over the three months ended June 30, 2000. For the six-month and three-month periods ended June 30, 2001, the premium growth rate of our property and casualty subsidiaries is more than last year because of rate increases of approximately 15-20 percent on many commercial policies. Three-month new business was $66.8 million, the same level as last year this time as we have instituted stricter underwriting guidelines. The premium growth of our life and health subsidiary increased 3 percent for the six months ended June 30, 2001 and 4 percent for the three months ended June 30, 2001 compared to the same periods of 2000. The premium growth in our life subsidiary is mainly attributable to increased sales of both traditional and work site marketing products.

For the six-month and three-month periods ended June 30, 2001, investment income, net of expenses, has increased $8,332 (4%) and $7,522 (7%) when compared with the first six months and second three months of 2000, respectively, excluding $5.3 million in 2000 interest income from a bank-owned life insurance
(BOLI) policy. The increase is the result of the growth of the investment portfolio because of investing cash flows from operations and dividend increases from equity securities. Included in investment income for the six- and three-month periods ended June 30, 2001 are approximately $4,500 and $1,877 related to changes in fair values of embedded derivatives in the Company's investment portfolio.

Realized gains on investments for the six months ended June 30, 2001 amounted to $6,240 compared to $17,624 for the six-month period ended June 30, 2000, and $2,889 for the three-month period ended June 30, 2001 compared to $3,100 for the three-month period ended June 30, 2000. The realized gains are predominantly the result of the sale of preferred equity securities and management's decision to realize the gains and reinvest the proceeds at higher yields. Other equity securities are sold at the discretion of management and reinvested in other equity securities.

Insurance losses and policyholder benefits (net of reinsurance recoveries) increased $134,733 (21%) for the first six months of 2001 over the same period in 2000 and increased $95,011 (29%) for the second quarter when compared to the second quarter of 2000. The losses of the property and casualty companies have increased $135,328 for the six-month period and increased $91,693 for the second quarter of 2001, compared to the comparable periods for 2000. Catastrophe losses were $41,654 and $31,488 respectively, for the first six months of 2001 and 2000 and were $34,958 and $23,376 respectively, for the second quarter of 2001 and 2000. Losses on newly reported claims of $250 and greater were $58,308 in the second quarter 2001, compared to $40,817 in the second quarter 2000. Additionally, adverse development on previously reported claims on excess of $250 were $34,597 in the second quarter 2001, compared to $19,016 in the second quarter 2000.

Policyholder benefits of the life insurance subsidiary decreased $335 for the first six months of 2001 over the same period of 2000 and increased $3,318 for the second quarter when compared to the second quarter of 2000. The majority of the second quarter increase is the result of a higher incidence of death claims and life related costs.

Property casualty commission expenses increased $23,293 for the six-month period ended June 30, 2001 compared to the same period of 2000 and increased $13,590 for the second quarter of 2001 compared to the same period in 2000. The increase is primarily attributable to increased written premiums. Other operating expenses increased $11,550 for the six-month period ended June 30, 2001 compared to the same period for 2000 and increased $7,672 for the second quarter of 2001 compared to the same period in 2000. These increases are attributable to increases in staff and costs associated with or related to our investment in technology and our infrastructure to support future growth. Taxes, licenses and fees increased $1,662 for the six-month period ended June 30, 2001 compared to the same period in 2000, and second quarter 2001 taxes, licenses and fees decreased $2,469, compared to second quarter 2000.

Interest expense increased $993 for the six-month period ended June 30, 2001 compared to the same period for 2000 and decreased $50 for the second quarter of 2001 compared to the same period in 2000. The lower six-month increase and the three-month decrease are both the result of lower interest rate costs on the short term debt than in the same period in the prior year.

In the first six months of 2001, the Company experienced a small decrease in unrealized gains in investments, resulting in comprehensive income (loss) of $83,924 in 2001 compared to ($449,905) in 2000. The second quarter of 2001 and 2000 resulted in increased unrealized gains, resulting in comprehensive increase of $506,002 in 2001 and $96,747 in 2000. Our top 10 equity holdings accounted for $441,178 of the increase in unrealized gains, net of tax, in the second quarter 2001 and ($76,519) during the year 2001.

Provision for income taxes, current and deferred, have decreased by $19,635 for the first six months of 2001 compared to the first six months of 2000 and have decreased $19,749 for the second quarter of 2001 compared to the second quarter of 2000. The effective tax rates for the six months ended June 30, 2001 and 2000 were 17.9% and 23.0%, respectively. Second quarter effective tax rates were 4.3% and 22.7%, for 2001 and 2000, respectively. Rates in 2001 were lower primarily because of underwriting losses in 2001 compared to underwriting gains in 2000.

During 1996, the Company's Board of Directors authorized the repurchase of outstanding shares. During 2001, 457 shares were repurchased at a cost of $16,747. Since the inception of the repurchase program, the Company has repurchased 12,232 shares. At June 30, 2001, 8.8 million shares remain authorized for repurchase at any time in the future.

Comprehensive Income - The principal difference between net income and comprehensive income is the net after-tax change in unrealized gains on marketable securities. For the three- and six-month periods ended June 30, 2001 and 2000, such net unrealized gains increased (decreased), net of related income tax effects, by the following amounts (in thousands):

                                                         2001           2000
                                                         -----          ----
         Three months ended June 30                    $457,034      $  22,052
         Six months ended June 30                     ($ 37,657)     ($603,962)

Changes in net unrealized gains on marketable securities result from both market conditions and realized gains recognized in a reporting period.

Market Risk - The Company could incur losses due to adverse changes in market rates and prices. The Company's primary market risk exposures are to changes in price for equity securities and changes in interest rates and credit ratings for fixed maturity securities. The Company could alter the existing investment portfolios or change the character of future investments to manage exposure to market risk. The Company, with the Board of Directors, administers and oversees investment risk through the Investment Committee, which provides executive oversight of investment activities. The Company has specific investment guidelines and policies that define the overall framework used daily by investment portfolio managers to limit the Company's exposure to market risk.

The market risks associated with the Company's investment portfolios have not changed materially from those disclosed at year-end 2000.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 7, 2001, the registrant held its Annual Meeting of Stockholders for which the Board of Directors solicited proxies; all nominees named in the Registrant's Proxy Statement were elected.

                                               SHARES (000'S)
                                      ------------------------------
                                       FOR           AGAINST/ABSTAIN
                                      -------        ---------------
             W. Rodney McMullen       139,356              1,834
             Michael Brown            138,830              2,359
             John E. Field            139,206              1,983
             Robert C. Schiff         139,173              2,016
             John M. Shepherd         139,376              1,813
             Alan R. Weiler           139,189              2,001

ITEM 5.   OTHER INFORMATION

          No matters to report.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits:

                 Exhibit 11--Statement re-Computation of Per Share Earnings.

           (b) The Company was not required to file any reports on Form 8-K during the quarter ended June 30, 2001.


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

Date        AUGUST 10, 2001
    -------------------------------
                                               BY/S/   KENNETH W. STECHER
                                               ---------------------------------
                                               Kenneth W. Stecher
                                               Chief Financial Officer