Form 10-Q
period 2001-09-30
CINCINNATI FINANCIAL CORP
filed 2001-11-13
CIK 20286

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                         -----------------------------


                                    FORM 10-Q



                  X        Quarterly Report Under Section 13 or 15 (d) of the
               -------     Securities Exchange Act of 1934

                           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                           Transition Report Pursuant to Section 13 or 15 (d)
               --------    of the Securities Exchange Act of 1934

                         -----------------------------

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

            $2.00 Par Common--161,527,000 shares outstanding at October 31, 2001

            $12,856,000 of 5.5% Convertible Senior Debentures Due 2002

            $419,638,000 of 6.9% Senior Debentures Due 2028

                                     PART I
                                     ------

ITEM 1.       FINANCIAL STATEMENTS

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     (000's omitted)
                                                                           (Unaudited)
                                                                          September 30,          December 31,
                                                                               2001                   2000
                                                                          -------------          ------------
Assets
------
Investments:
   Fixed maturities (cost: 2001--$2,989,453;
      2000--$2,802,863)........................................            $ 2,949,403           $ 2,721,291
   Equity securities (cost: 2001--$2,179,320;
      2000--$2,067,984)........................................              8,420,264             8,525,985
   Other invested assets......................................                  65,996                68,560
Cash  ........................................................                 137,225                60,254
Investment income receivable..................................                  88,017                86,234
Finance receivables...........................................                  28,771                30,718
Premiums receivable...........................................                 710,748               652,340
Reinsurance receivable........................................                 232,697               214,576
Prepaid reinsurance premiums..................................                  18,830                15,246
Deferred policy acquisition costs.............................                 280,721               258,734
Property and equipment, net, for Company use..................                 129,256               122,005
Other assets..................................................                 106,633               173,533
Assets held in separate accounts..............................                 390,356               357,615
                                                                          ------------          ------------
      Total assets                                                        $ 13,558,917          $ 13,287,091
                                                                          ============          ============

Liabilities
-----------
Insurance reserves:
   Losses and loss expenses...................................             $ 2,625,469           $ 2,473,059
   Life policy reserves.......................................                 655,813               605,421
Unearned premiums.............................................               1,041,473               921,872
Notes payable ................................................                 175,000               170,000
5.5% Convertible senior debentures due 2002...................                  12,856                29,603
6.9% Senior debentures due 2028...............................                 419,638               419,631
Federal income taxes
   Current....................................................                  26,657                     0
   Deferred ..................................................               1,983,319             2,057,641
Other liabilities.............................................                 302,786               257,254
Liabilities related to separate accounts......................                 390,356               357,615
                                                                          ------------          ------------
      Total liabilities                                                      7,633,367             7,292,096
                                                                          ------------          ------------
Shareholders' Equity
--------------------
Common stock, $2 per share; authorized 200,000
   shares; issued 2001--174,495; 2000--172,883
   shares; outstanding 2001--161,512; 2000--160,891
   shares.....................................................                 348,990               345,766
Paid-in capital ..............................................                 277,395               254,156
Retained earnings.............................................               1,675,626             1,619,954
Accumulated other comprehensive income - unrealized
    net capital gains.........................................               4,041,606             4,155,929
                                                                          ------------          ------------
                                                                             6,343,617             6,375,805
Less treasury shares at cost (2001--12,983 shares;
   2000--11,992 shares).......................................                (418,067)             (380,810)
                                                                          ------------          ------------
      Total shareholders' equity..............................               5,925,550             5,994,995
                                                                          ------------          ------------
         Total liabilities and shareholders' equity...........            $ 13,558,917          $ 13,287,091
                                                                          ============          ============

Accompanying notes are an integral part of these condensed consolidated financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                      (000's omitted except per share data)

                                                    Nine Months Ended September 30,     Three Months Ended September 30,
                                                         2001             2000               2001              2000
                                                     -----------       -----------       -----------       -----------
Revenues:
  Premium income:
   Property and casualty ......................      $ 1,519,010       $ 1,345,746       $   519,629       $   465,657
   Life .......................................           55,084            55,198            17,333            18,183
   Accident and health ........................            2,708             2,396               942               920
                                                     -----------       -----------       -----------       -----------
      Net premiums earned .....................        1,576,802         1,403,340           537,904           484,760
  Net investment income .......................          313,342           311,650           105,809           102,630
  Realized gains (losses) on investments ......            7,865            27,769            (2,874)           10,145
  Other income ................................            9,133             7,108             3,031             2,255
                                                     -----------       -----------       -----------       -----------

   Total revenues .............................        1,907,142         1,749,867           643,870           599,790
                                                     -----------       -----------       -----------       -----------


Benefits & expenses:
  Insurance losses and policyholder benefits ..        1,226,837         1,065,279           445,208           418,384
  Commissions .................................          296,556           265,262            99,951            91,949
  Other operating expenses ....................          135,628           123,310            40,437            40,718
  Taxes, licenses & fees ......................           44,340            42,992            14,813            15,127
  Increase in deferred policy acquisition costs          (21,987)          (21,407)           (5,820)           (9,303)
  Interest expense ............................           30,162            29,195            10,028             9,007
  Other expenses ..............................           13,249            53,799             4,952            42,639
                                                     -----------       -----------       -----------       -----------
   Total benefits & expenses ..................        1,724,785         1,558,430           609,569           608,521
                                                     -----------       -----------       -----------       -----------

Income (loss) before income taxes .............          182,357           191,437            34,301            (8,731)
                                                     -----------       -----------       -----------       -----------

Provision (benefit) for income taxes:
 Current ......................................           38,211            42,331            11,263             1,304
 Deferred .....................................          (13,175)          (10,528)          (12,703)          (15,612)
                                                     -----------       -----------       -----------       -----------

   Total provision (benefit) for income taxes .           25,036            31,803            (1,440)          (14,308)
                                                     -----------       -----------       -----------       -----------

Net income ....................................      $   157,321       $   159,634       $    35,741       $     5,577
                                                     ===========       ===========       ===========       ===========

Average shares outstanding (basic) ............          161,022           160,924           159,277           159,732
Average shares outstanding (diluted) ..........          163,297           164,158           161,846           161,560

Per common share:

Net income (basic) ............................      $       .98       $       .99       $       .22       $      . 03
                                                     ===========       ===========       ===========       ===========
Net income (diluted) ..........................      $       .97       $       .98       $       .22       $       .03
                                                     ===========       ===========       ===========       ===========

Cash dividends declared .......................      $       .63       $       .57       $       .21       $      . 19
                                                     ===========       ===========       ===========       ===========

Accompanying notes are an integral part of these condensed consolidated financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                         (000's omitted)
                                       Nine Months Ended September 30, 2000 AND 2001
                                       ---------------------------------------------
                                                                                                  Accumulated
                                                                                                      Other           Total
                          Common         Stock        Treasury        Paid-In       Retained      Comprehensive    Shareholders'
                          Shares         Amount         Stock         Capital       Earnings         Income           Equity
                         --------      ---------     ----------      ---------     -----------     -----------      ----------
Bal. Dec. 31, 1999        171,862      $ 343,725     $ (314,294)     $ 237,859     $ 1,623,890     $ 3,530,104      $5,421,284
                                                                                                                    ----------

Net Income                                                                             159,634                         159,634

Change in unreal. gains
  net of inc. taxes
  of  $(33,114)                                                                                         61,497          61,497
                                                                                                                    ----------

Comprehensive
   income                                                                                                              221,131

Div. declared                                                                          (91,732)                        (91,732)

Purchase/issuance of
  treasury shares                                      (62,109)              9                                         (62,100)

Stock options
  exercised                   467            934                         8,878                                           9,812

Conversion of
   debentures                 399            798                         5,146              (1)                          5,943
                         --------      ---------     ----------      ---------     -----------     -----------      ----------

Bal. Sept. 30, 2000       172,728      $ 345,457     $ (376,403)     $ 251,892     $ 1,691,791     $ 3,591,601      $5,504,338
                         ========      =========     ==========      =========     ===========     ===========      ==========

Bal. Dec. 31,  2000       172,883      $ 345,766     $ (380,810)     $ 254,156     $ 1,619,954     $ 4,155,929      $5,994,995
                                                                                                                    ----------

Net income                                                                             157,321                         157,321

Change in unreal. gains
  net of inc. taxes
  of $61,559                                                                                          (114,323)       (114,323)
                                                                                                                    ----------

Comprehensive income                                                                                                    42,998

Div. declared                                                                         (101,646)                       (101,646)

Purchase/issuance of
  treasury shares                                       (37,257)                                                       (37,257)

Stock options exercised       484            968                         8,748                                           9,716

Conversion of
  debentures                1,128          2,256                        14,491              (3)                         16,744
                         --------      ---------     ----------      ---------     -----------     -----------      ----------

Bal. Sept. 30, 2001       174,495      $ 348,990     $ (418,067)     $ 277,395     $ 1,675,626     $ 4,041,606      $5,925,550
                         ========      =========     ==========      =========     ===========     ===========      ==========

Accompanying notes are an integral part of these condensed consolidated financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                (000's omitted)
                                                                                         Nine Months Ended September 30,
                                                                                             2001                2000
                                                                                             ----                ----
Cash flows from operating activities:
   Net income ..................................................................          $ 157,321           $ 159,634
   Adjustments to reconcile operating income to net cash
      provided by operating activities:
      Depreciation and amortization ............................................             18,831              12,446
      Asset impairment - software written off ..................................                  0              39,100
      Realized gains on investments ............................................             (7,865)            (27,769)
      Changes in:
           Investment income receivable ........................................             (1,783)             (9,069)
           Premiums receivable .................................................            (58,408)            (90,972)
           Reinsurance receivable ..............................................            (18,121)            (39,472)
           Prepaid reinsurance premiums ........................................             (3,584)             (1,578)
           Deferred policy acquisition costs ...................................            (21,987)            (21,404)
           Accounts receivable .................................................            (22,453)             19,992
           Other assets ........................................................             45,050             (17,213)
           Loss and loss expense reserves ......................................            152,410             144,940
           Life policy reserves ................................................             50,392              35,363
           Unearned premiums ...................................................            119,601              64,069
           Other liabilities ...................................................             42,196              40,905
           Deferred income taxes ...............................................            (13,175)            (10,528)
           Current income taxes ................................................             59,976              18,616
                                                                                          ---------           ---------
           Net cash provided by operating activities ...........................            498,401             317,060
                                                                                          ---------           ---------

Cash flows from investing activities:
      Sale of fixed maturity investments .......................................             22,142               7,965
      Call or maturity of fixed maturity investments ...........................            167,259             201,683
      Sale of equity security investments ......................................            105,266             125,125
      Collection of finance receivables ........................................             11,244              11,320
      Purchase of fixed maturity investments ...................................           (381,599)           (641,308)
      Purchase of equity security investments ..................................           (205,599)           (198,237)
      Investment in land, buildings and equipment ..............................            (12,378)            (26,725)
      Investment in finance receivables ........................................             (9,297)             (8,897)
      Investment in other invested assets ......................................              2,386              (2,607)
                                                                                          ---------           ---------
          Net cash used in investing activities ................................           (300,576)           (531,681)
                                                                                          ---------           ---------

Cash flows from financing activities:
      Proceeds from stock options exercised ....................................              9,716               9,812
      Purchase/issuance of treasury shares .....................................            (37,257)            (62,100)
      Increase in notes payable ................................................              5,000              40,000
      Payment of cash dividends to shareholders ................................            (98,313)            (88,777)
                                                                                          ---------           ---------
          Net cash used in financial activities ................................           (120,854)           (101,065)
                                                                                          ---------           ---------

Net increase (decrease) in cash ................................................             76,971            (315,686)
Cash at beginning of period ....................................................             60,254             339,554
                                                                                          ---------           ---------

Cash at end of period ..........................................................          $ 137,225           $  23,868
                                                                                          =========           =========

Supplemental disclosures of cash flow information
   Interest paid ...............................................................          $  23,437           $  21,801
                                                                                          =========           =========
   Income taxes (refunded) paid ................................................          $ (24,000)          $  21,396
                                                                                          =========           =========

Supplemental disclosures of non-cash activities

Noncash transaction - During the second quarter 2000, the Company established a separate account. This resulted in a noncash transfer to the separate account of the following: $300,818 from investments, $307,762 from life policy reserves, $11,394 from cash, $8,984 from accounts payable securities, $4,932 from investment income receivable, $540 from other liabilities, and $142 from accounts receivable securities

The company converted the following securities during the nine-month periods ended September 30:
   Conversion of 5.5% senior debentures to common stock ........................          $  16,744           $   5,943
                                                                                          =========           =========
   Conversion of fixed maturity to equity security investments .................          $  48,250           $  11,685
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

INVESTMENTS--Fixed maturities and equity securities have been classified as available for sale and are carried at fair values at September 30, 2001 and December 31, 2000.

UNREALIZED GAINS AND LOSSES (000's omitted)--The increases (decreases) in unrealized gains for fixed maturities and equity securities (net of income tax effects) for the nine-month and three-month periods ended September 30 are as follows:

                          Nine Months Ended September 30,         Three Months Ended September 30,

                              2001               2000                 2001                2000
                              ----               ----                 ----                ----

Fixed maturities           $  28,214           $ (37,844)          $  (9,081)          $   2,525
Equity securities           (142,537)             99,341             (67,584)            662,935
                           ---------           ---------           ---------           ---------
  Total                    $(114,323)          $  61,497           $ (76,665)          $ 665,460
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

REINSURANCE (000's omitted)--Premiums earned are net of premiums on ceded business, and insurance losses and policyholder benefits are net of reinsurance recoveries in the accompanying statements of income for the nine-month and three-month periods ended September 30 as follows:


                              Nine Months Ended September 30,     Three Months Ended September 30,

                                  2001              2000              2001              2000
                                  ----              ----              ----              ----

Ceded premiums                  $121,961          $ 88,868          $ 44,533          $ 31,466
                                ========          ========          ========          ========

Reinsurance recoveries          $138,928          $ 86,143          $ 36,385          $ 26,852
                                ========          ========          ========          ========


WRITE DOWN OF CAPITALIZED SOFTWARE - During the third quarter of 2000, the company recorded a $39.1 million ($25.4 million after tax, or 16 cents per share) non-cash charge to write off a substantial portion of previously capitalized costs related to the development of "next-generation" software to process property/casualty policies.

RECLASSIFICATIONS - Certain amounts have been reclassified to conform with the current quarters' classification.

NOTE II - STOCK OPTIONS

The Company has primarily qualified stock option plans under which options are granted to employees of the Company at prices which are not less than market price at the date of grant and which are exercisable over ten-year periods. On September 30, 2001, outstanding options for Stock Plan No. IV totaled 1,556,625 shares with purchase prices ranging from a low of $11.28 to a high of $42.87, outstanding options for Stock Plan V totaled 1,159,891 shares with purchase prices ranging from a low of $20.47 to a high of $45.37 and outstanding options for Stock Plan VI totaled 3,939,819 shares with purchase prices ranging from a low of $29.38 to a high of $41.57.


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

                                                         Nine Months Ended                     Three Months Ended
                                                            September 30,                        September 30,
                                                    ------------------------------       -------------------------------
                                                       2001              2000                2001                2000
                                                       ----              ----                ----                ----
(000's omitted)
REVENUES
   Commercial lines insurance ...............      $  1,057,311       $    900,338       $    364,130       $    316,310
   Personal lines insurance .................           461,700            445,408            155,498            149,347
   Life insurance ...........................            57,792             57,594             18,276             19,103
   Investment operations ....................           321,207            339,419            102,935            112,775
   Corporate and other ......................             9,132              7,108              3,031              2,255
                                                   ------------       ------------       ------------       ------------

      Total revenues ........................      $  1,907,142       $  1,749,867       $    643,870       $    599,790
                                                   ============       ============       ============       ============

INCOME (LOSS) BEFORE INCOME TAXES
   Property and casualty insurance ..........      $    (77,370)      $    (92,062)      $    (47,232)      $   (106,364)
   Life insurance ...........................             2,194               (276)               136             (3,709)
   Investment operations ....................           296,183            315,777             96,704            111,649
   Corporate and other ......................           (38,650)           (32,002)           (15,307)           (10,307)
                                                   ------------       ------------       ------------       ------------

      Total income (loss) before income taxes      $    182,357       $    191,437       $     34,301       $     (8,731)
                                                   ============       ============       ============       ============


                                                   September 30,      December 31,
                                                       2001               2000
                                                   ------------       ------------


IDENTIFIABLE ASSETS
   Property and casualty insurance ..........      $  6,623,891       $  6,487,819
   Life insurance ...........................         1,740,826          1,619,169
   Corporate and other ......................         5,194,200          5,180,103
                                                   ------------       ------------

         Total identifiable assets ..........      $ 13,558,917       $ 13,287,091
                                                   ============       ============

NOTE IV - FINANCIAL ACCOUNTING PRONOUNCEMENTS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. SFAS 133, and related interpretations, requires that all derivative financial instruments, such as embedded options in convertible debt and convertible preferred stock, interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair market value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS 133 did not have a significant impact on the consolidated results of operations, financial position or cash flows of the Company because the Company does not have significant derivative activity.

During the second quarter of 2001, the Company entered into an interest rate swap as a cash flow hedge of variable interest payments. (The risk designated as being hedged is the risk of changes in cash flows attributable to changes in market interest rates.) For this interest rate swap contract under which the Company agrees to pay a fixed rate of interest, the contract is considered to be a hedge against changes in the amount of future cash flows associated with the Company's interest payments of certain variable rate debt obligations ($31 million notional amount.) Accordingly, the related unrealized gain or loss on this contract is a component of comprehensive income. The interest rate swap contract is reflected at fair value in the Company's consolidated balance sheet. This unrealized gain at September 30, 2001 is not significant. The net effect of this accounting on the Company's operating results is that interest expense on the portion of variable rate debt being hedged is recorded based on fixed interest rates.

On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board
(FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company was required to implement SFAS No. 141 on July 1, 2001 and it does not have a material effect on its consolidated financial statements.

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

In June and August 2001, respectively, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of while retaining the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company does not expect these standards to have a material effect on its consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (000's omitted)


This Management Discussion is intended to supplement the data contained in the financial statements and related notes of Cincinnati Financial Corporation and subsidiaries. The following discussion, related consolidated financial statements and accompanying notes contain certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed. Factors that could cause or contribute to such differences include, but are not limited to: unusually high levels of catastrophe losses due to changes in weather patterns or other causes; changes in insurance regulations or legislation that place the Company at a disadvantage in the marketplace; recession or other economic conditions resulting in lower demand for insurance products; sustained decline in overall stock market values negatively impacting the Company's equity portfolio and the ability to generate investment income. Readers are cautioned that the Company undertakes no obligation to review or update the forward-looking statements included in this material.

Premiums earned for the nine months ended September 30, 2001 have increased $173,462 (12%) over the nine months ended September 30, 2000. Premiums earned increased $53,144 (11%) for the three months ended September 30, 2001 over the three months ended September 30, 2000. For the nine-month and three-month periods ending September 30, 2001, the premium growth rate of our property and casualty subsidiaries is more than last year because of increases in new commercial business along with some price firming in the commercial lines market. The premium growth of our life and health subsidiary increased less than 1% for the nine months ended September 30, 2001 and decreased 4% for the three months ended September 30, 2001 compared to the same periods of 2000. The nine month premium growth in our life subsidiary is mainly attributable to increased sales of both traditional and work site marketing products. The three month decrease is mainly attributable to a group life premium experience credit from our reinsurers of $.7 million which was previously received during the second quarter of 2001. In 2000, a similar credit was received during the third quarter.

For the nine-month and three-month periods ended September 30, 2001, investment income, net of expenses, has increased $7,092 (2%) and $3,179 (3%) when compared with the first nine months and third quarter of 2000, respectively. The nine-month increase excludes $5.4 million from a $302.9 million premium for a bank-owned life insurance (BOLI) policy booked at the end of 1999. This increase is the result of the growth of the investment portfolio because of investing cash flows from operations and dividend increases from equity securities. The growth has slowed due to lower interest rates in the fixed maturity investments.

Realized gains (losses) on investments for the nine months ended September 30, 2001 amounted to $7,865 compared to $27,769 for the nine-month period ended September 30, 2000, and ($2,874) for the three-month period ended September 30, 2001 compared to $10,145 for the three-month period ended September 30, 2000. The realized gains (losses) are predominantly the result of the sale of preferred equity securities and management's decision to realize the gains (losses) and reinvest the proceeds at higher yields. Other equity securities are sold at the discretion of management and reinvested in other equity securities.

Insurance losses and policyholder benefits (net of reinsurance recoveries) increased $161,558 (15%) for the first nine months of 2001 over the same period in 2000 and increased $26,824 for the third quarter when compared to the third quarter of 2000. The losses and benefits of the property and casualty companies have increased $135,068 for the nine-month period and increased $25,379 for the third quarter of 2001 compared to the comparable periods for 2000. Catastrophe losses were $55,039 and $46,942 respectively, for the first nine months of 2001 and 2000 and were $13,385 and $15,455 respectively, for the third quarter of 2001 and 2000. Included in third quarter 2001 is $8,671 from the events of September 11. Reported direct losses accounted for $300 of that amount, with the remaining $8,371 arising from the Company's participation in an aviation insurance pool and other reinsurance agreements. Policyholder benefits of the life insurance subsidiary increased $1,109 for the first nine months of 2001 over the same period of 2000 and increased $1,445 for the third quarter when compared to the third quarter of 2000. The majority of the third quarter increase is the result of a higher incidence of death claims and life related costs.

Commission expenses increased $31,294 for the nine-month period ended September 30, 2001 compared to the same period of 2000 and increased $8,002 for the third quarter of 2001 compared to the same period in 2000. The increase is primarily attributable to increased written premiums. Other operating expenses increased $12,318 for the nine-month period ended September 30, 2001 compared to the same period for 2000 and decreased $281 for the third quarter of 2001 compared to the same period in 2000. The increases for the year are attributable to increases in staff and costs associated with or related to our initiatives in developing technology and our infrastructure to support future growth, although there was a decrease during the quarter 2001 for the same expenses compared to third quarter 2000. Taxes, licenses and fees increased $1,348 for the nine-month period ended September 30, 2001 compared to the same period in 2000, and third quarter 2001 taxes, licenses and fees decreased $314, compared to third quarter 2000.

Interest expense increased $967 for the nine-month period ended September 30, 2001 compared to the same period for 2000 and increased $1,021 for the third quarter of 2001 compared to the same period in 2000. The increase for the year and for the quarter is a result of an increase in short-term debt. At September 2001, short-term debt of $175,000 represents 29% of total debt while at September 2000, short-term debt of $158,000 represented 26% of total debt.


Provision for income taxes, current and deferred, have decreased by $6,767 for the first nine months of 2001 compared to the first nine months of 2000 and have increased $12,868 for the third quarter of 2001 compared to the third quarter of 2000. The effective tax rates for the nine months ended September 30, 2001 and 2000 were 13.7% and 16.6%, respectively. Third quarter effective tax rates were (4.2%) and (163.9%) for 2001 and 2000, respectively. Rates for the nine months ended September 30, 2001 were lower primarily because of larger underwriting losses in 2001. The lower negative rate for the quarter was a result of lower underwriting losses in 2001 compared to 2000.

During 1996, the Company's Board of Directors authorized the repurchase of outstanding shares. During 2001, 990 shares were repurchased at a cost of $37,266. Since the inception of the repurchase program, the Company has repurchased 12,766 shares. At September 30, 2001, 8.1 million shares remain authorized for repurchase at any time in the future.

Comprehensive Income - The principal difference between net income and comprehensive income is the net after-tax change in unrealized gains on marketable securities. For the three- and nine-month periods ended September 30, 2001 and 2000, such net unrealized gains increased (decreased), net of related income tax effects, by the following amounts (in thousands):


                                               2001              2000
                                               -----             ----
         Three months ended September 30    ($  76,666)       $ 665,459
         Nine months ended September 30     ($ 114,323)       $  61,497

Our top 10 equity holdings accounted for ($29,597) of the decrease in unrealized gains, net of tax, in the third quarter 2001 and ($106,115) during the nine-months ended September 30, 2001.

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

               (a)   Exhibits:

                     Exhibit 11--Statement Re Computation of Per Share Earnings.

               (b) The Company was not required to file any reports on Form 8-K during the quarter ended September 30, 2001.

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

Date    November 12, 2001
    --------------------------
                                             By/s/   Kenneth W. Stecher
                                             -----------------------------------
                                             Kenneth W. Stecher
                                             Chief Financial Officer