Form 10-K
period 2001-12-31
CINCINNATI FINANCIAL CORP
filed 2002-03-27
CIK 20286

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001              Commission file number
                                                                  0-4604

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

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                                                         Exchange on Which
 Title of Each Class                                         Registered
--------------------                                      ----------------
$2.00 Par, Common                                         Over The Counter
5.5% Convertible Senior Debentures Due 2002               Over The Counter
6.9% Senior Debentures Due 2028                           Over The Counter

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of voting stock held by nonaffiliates of Cincinnati Financial Corporation was $5,535,939,403 as of March 1, 2002.

       As of March 1, 2002, there were 161,797,960 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Annual Report to Shareholders for year ended December 31, 2001 (in part) into Parts I, II and IV and Registrant's Proxy Statement dated March 8, 2002 into Parts I, III and IV.

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

         Industry segment information for revenues, income before income taxes, and identifiable assets is included on page 46 of the Company's Annual Report to Shareholders and is incorporated herein by reference (see Exhibit 13 to this filing).

         As more fully discussed in pages 10 through 17 in the Company's Annual Report to Shareholders, incorporated herein by reference (see Exhibit 13 to this filing), the Company primarily sells insurance through a network of a limited number of selectively appointed independent agents. Net earned premiums by property casualty lines increased 13% to $2.071 billion in 2001. The Company's mix of property casualty business did not change significantly in 2001. Life and accident and health insurance (which constituted 4% of the Company's premium income for 2001) is sold primarily through property casualty agencies and independent life agencies. The earned premium growth rate of 2% compares to 6% growth in 2000 and 7% in 1999.

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

         There are two tables used to present an analysis of the liability for losses and LAE. The first table, providing a reconciliation of beginning and ending liability balances for 2001, 2000, and 1999, is on page 42 in the Company's Annual Report to Shareholders, incorporated herein by reference (see
Exhibit 13 to this filing). The second table, showing the development of the estimated liability for the ten years prior to 2001 is presented on the next page.

         The reconciliation referred to in the preceding paragraph shows recognition of approximately $62 million in redundant reserves during 2001 related to the December 31, 2000 liability. This redundancy is due in part to the effects of settling case reserves established in prior years for less than expected and also in part to the over estimation of the severity of incurred but not reported (IBNR) losses. Average severity continues to increase primarily because of increases in medical costs related to workers' compensation and auto liability insurance. Litigation expenses for recent court cases on pending liability claims continue to be very costly; and judgments continue to be high and difficult to estimate. Reserves for environmental claims have been reviewed, and the Company believes that the reserves are adequate. Environmental exposures are minimal as a result of the types of risks we have insured in the past. Historically, most commercial accounts are written with post-date coverages that afford clean-up costs and Superfund responses.

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

         The principal reason for differences between the property casualty liabilities reported in the accompanying consolidated financial statements in accordance with accounting principles generally accepted ("GAAP") in The United States of America and that reported in the annual statements filed with state insurance departments in accordance with statutory accounting practices ("SAP") relates to the reporting of reinsurance recoverables which are recognized as receivables for GAAP purposes and as an offset to reserves for SAP purposes.

            ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

                                                                   (Millions of Dollars)
YEAR ENDED DECEMBER 31              1991    1992    1993    1994     1995    1996    1997    1998    1999    2000    2001
----------------------              ----    ----    ----    ----     ----    ----    ----    ----    ----    ----    ----
Net liability for unpaid
  losses and loss adjustment
  expenses                          $986  $1,138  $1,293  $1,432   $1,581  $1,702  $1,777  $1,840  $1,932  $2,182  $2,352

Net liability reestimated as of:
One year later                       956   1,098   1,200   1,306    1,429   1,582   1,623   1,724   1,912   2,120
Two years later                      928     993   1,116   1,220    1,380   1,470   1,551   1,728   1,833
Three years later                    823     949   1,067   1,214    1,279   1,405   1,520   1,636
Four years later                     814     937   1,067   1,131    1,236   1,380   1,465
Five years later                     824     943   1,103   1,106    1,227   1,326
Six years later                      827     910   1,005   1,091    1,189
Seven years later                    804     900     997   1,060
Eight years later                    795     897     978
Nine years later                     796     886
Ten years later                      792

 Net cumulative redundancy          $194  $  252  $  315  $  372   $  392  $  376  $  312  $  204  $   99   $   62
                                    ====  ======  ======  ======   ======  ======  ======  ======  ======   ======
Net cumulative amount of
  liability paid through:
One year later                      $280  $  310  $  343  $  368   $  395  $  453  $  499  $  522  $  591   $  697
Two years later                      440     498     538     578      630     732     761     853     943
Three years later                    546     612     663     709      801     884     965   1,067
Four years later                     611     681     734     802      881     992   1,075
Five years later                     647     718     788     847      946   1,049
Six years later                      666     743     814     885      977
Seven years later                    676     760     838     902
Eight years later                    689     777     848
Nine years later                     701     783
Ten years later                      705
                                          $1,138  $1,293  $1,432   $1,581  $1,702  $1,777  $1,840  $1,932   $2,182  $2,352
Net liability--end of year
Reinsurance recoverable                       62      72      78      109     122     112     138     161      219     513
                                          ------  ------  ------   ------  ------  ------  ------  ------   ------  ------
Gross liability--end of year              $1,200  $1,365  $1,510   $1,690  $1,824  $1,889  $1,978  $2,093   $2,401  $2,865
                                          ======  ======  ======   ======  ======  ======  ======  ======   ======  ======
Net liability reestimated--latest         $  886  $  978  $1,060   $1,189  $1,326  $1,465  $1,636  $1,833   $2,120
Reestimated recoverable--latest              243     149     155      160     154     162     190     203      241
                                          ------  ------  ------   ------  ------  ------  ------  ------   ------
Gross liability reestimated--latest       $1,129  $1,127  $1,215   $1,349  $1,480  $1,627  $1,826  $2,036   $2,361
                                          ======  ======  ======   ======  ======  ======  ======= =======  =======
Gross cumulative redundancy               $   71  $  238  $  295   $  341  $  344  $  262  $  152  $   57   $   40
                                          ======  ======  ======   ======  ======  ======  ======= =======  =======


         The table above presents the development of balance sheet liabilities for 1991 through 2001. The top line of the table shows the estimated net liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for individual years.

         The "net cumulative redundancy" represents the aggregate change in the estimates over all prior years. For example, the 1991 liability has developed a $194 million redundancy over ten years and has been reflected in income over the ten years. The effects on income of the past three years of changes in estimates of the liabilities for losses and LAE for all accident years is shown in the reconciliation table referred to above.

         The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 2001, the Company had paid $705 million of the currently estimated $792 million of losses and LAE that have been incurred as of the end of 1991; thus an estimated $87 million of losses incurred as of the end of 1991 remain unpaid as of the current financial statement date.

         In evaluating this information, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of deficiency or redundancy related to losses settled in 1996, but incurred in 1991, will be included in the cumulative deficiency or redundancy amount for 1991 and each subsequent year. This table does not present accident or policy year development data which readers may be more accustomed to analyzing. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

         The Company limits the maximum net loss that can arise by large risks or risks concentrated in areas of exposure by reinsuring risks (ceding) with other insurers or reinsurers. The Company's property casualty risk retention program is affected by various factors, which include, but are not limited to, the Company's changes in underwriting practices, the capacity to retain risks, and reinsurance market conditions. The Companies property casualty working treaties provide coverage up to $25,000,000 per occurrence, excess of retention limits. The Company raised its casualty line per occurrence retention limits in 1995 and 1999 from $1,000,000 to $2,000,000 to $2,400,000, respectively, and raised its property line per occurrence retention limits in 1995 from $1,000,000 to $2,000,000. The Company reinsures with only financially sound companies. The composition of reinsurers in the Company's property casualty working treaties changed effective January 1, 2002, reducing from four to three reinsurance companies. The Company has not experienced any uncollectible reinsurance amounts or coverage disputes with its reinsurers in more than ten years.

         Information concerning the Company's investment strategy and philosophy is contained on pages 26 through 30 of the Annual Report to Shareholders, incorporated herein by reference (see Exhibit 13 to this filing). The Company's primary strategy is to maintain liquidity to meet both its immediate and long-range insurance obligations through the purchase and maintenance of medium-risk fixed maturity and equity securities, while earning optimal returns on medium-risk equity securities which offer growing dividends and capital appreciation. The Company usually holds these securities to maturity unless there is a change in credit risk or the securities are called by the issuer. Historically, municipal bonds (focusing on the essential services, i.e. schools, sewer, water, etc.) have been attractive to the Company due to their tax exempt features. Because of Alternative Minimum Tax matters, the Company uses a blend of tax-exempt and taxable fixed maturity securities. Investments in common stocks have been made with an emphasis on securities with an annual dividend yield of 1.5 to 3 percent and annual dividend increases. The Company's strategy in equity investments is to identify approximately 10 to 15 companies in which it can accumulate 5 to 10 percent of their common stock. As a long-term investor, a buy and hold strategy has been followed for many years, resulting in an accumulation of a significant amount of unrealized appreciation on equity securities.

         As of December 31, 2001, CFC employed 3,299 associates.

ITEM 2.  PROPERTIES
         ----------

         CFC owns the Home Office building located on 75 acres of land in Fairfield, Ohio. This building contains approximately 615,000 square feet. The John J. and Thomas R. Schiff & Company, an affiliated company, occupies approximately 6,750 square feet, and the balance of the building is occupied by CFC and its subsidiaries. The property, including land, is carried in the financial statements at $86,835,820 as of December 31, 2001 and is classified as "Property and equipment, net, for Company use."

         CFC-I owns the Fairfield Executive Center which is located on the northwest corner of the home office property in Fairfield, Ohio. This is a four-story office building containing approximately 96,000 rentable square feet. CFC and its subsidiaries occupy approximately 38% of the building, unaffiliated tenants occupy approximately 14% of the building, approximately 28% of the building is available for future CFC usage and approximately 20% is available for rent. The property is carried in the financial statements at $8,638,211 as of December 31, 2001 and is classified as "Property and equipment, net, for Company use."

         CFC-I also owns an 85,000 square feet office building in downtown Cincinnati that was leased to an unaffiliated company, on a net, net, net lease basis that expired at the end of 2000. The building is currently available for rent or for sale. This property is carried in the financial statements at $535,000 as of December 31, 2001 and is classified as "Other invested assets."

         CLIC owns a four-story office building in the Tri-County area of Cincinnati containing approximately 102,000 rentable square feet. At the present time, 100% of the building is currently being leased by an unaffiliated tenant. This property is carried in the financial statements at $3,196,061 as of December 31, 2001 and is classified as "Other invested assets."


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         The Company is involved in no material litigation other than routine litigation incident to the nature of its insurance business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         CFC filed with the Securities and Exchange Commission (SEC) on March 8, 2002, a definitive proxy statement and an annual report pursuant to Regulation 14A and is incorporated herein by reference. No matters were submitted during the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         ------------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

         Cincinnati Financial Corporation had approximately 11,325 direct shareholders of record as of December 31, 2001. The information related to the market for the registrant's common stock is included in the Annual Report of the Registrant to its shareholders on page 48 for the year ended December 31, 2001 and is incorporated herein by reference (see exhibit 13 to this filing).

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         This information is included in the Annual Report of the Registrant to its shareholders on pages 18 and 19 for the year ended December 31, 2001 and is incorporated herein by reference (see exhibit 13 to this filing).

ITEM 7 AND 7(A). MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 -----------------------------------------------------------
                 AND RESULTS OF OPERATIONS AND QUANTITATIVE AND QUALITATIVE
                 -----------------------------------------------------------
                 DISCLOSURES ABOUT MARKET RISK
                 -----------------------------


         This information is included in the Annual Report of the Registrant to its shareholders on pages 20 to 33 for the year ended December 31, 2001 and is incorporated herein by reference (see Exhibit 13 to this filing).


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------
         (a) Financial Statements
               The following Independent Auditor's Report and consolidated financial statements of the Registrant and its subsidiaries, included in the Annual Report of the Registrant to its shareholders on pages 34 to 46 for the year ended December 31, 2001, are incorporated herein by reference (see Exhibit 13 to this filing).

               Independent Auditors' Report
               Consolidated Balance Sheets--December 31, 2001 and 2000 Consolidated Statements of Income--Years ended December 31, 2001,
                 2000, and 1999
               Consolidated Statements of Shareholders' Equity--Years ended
                 December 31, 2001, 2000, and 1999
               Consolidated Statements of Cash Flows--Years ended December 31,
                 2001, 2000, and 1999.
               Notes to Consolidated Financial Statements

         (b) Supplementary Data
             Selected quarterly financial data, included in the Annual Report of the Registrant to its shareholders on page 33 for the year ended December 31, 2001, is incorporated herein by reference (see Exhibit 13 to this filing).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         There were no disagreements on accounting and financial disclosure requirements with accountants within the last 24 months prior to December 31, 2001.

                                    PART III

         CFC filed with the SEC on March 8, 2002 a definitive proxy statement pursuant to regulation 14-A. Material filed was the same as that described in
Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; Item 13, Certain Relationships and Related Transactions, and is incorporated herein by reference.

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

             2.   Financial Statement Schedules:
                  Independent Auditors' Report
                  Schedule   I--Summary of Investments Other than Investments
                                in Related Parties
                  Schedule  II--Condensed Financial Information of Registrant
                  Schedule III--Supplementary Insurance Information
                  Schedule  IV--Reinsurance
                  Schedule   V--Valuation Allowances and Qualifying Accounts
                  Schedule  VI--Supplemental Information Concerning
                                Property Casualty Insurance Operations

                  All other schedules are omitted because they are not required, inapplicable or the information is included in the financial statements or notes thereto.

             3.  Exhibits:

                 Exhibit 3(i)--Amended Articles of Incorporation of
                                Cincinnati Financial Corporation
                                incorporated by reference to the 1999 Annual
                                Report on Form 10K dated March 23, 2000.
                 Exhibit 3(ii)--Regulations of Cincinnati Financial
                                Corporation--incorporated by reference to
                                Exhibit 2 to registrant's Proxy Statement
                                dated March 2, 1992.
                 Exhibit    11--Statement re computation of per share earnings
                                for years ended December 31, 2001, 2000,
                                and 1999
                 Exhibit    13--Material incorporated by reference from
                                the annual report of the registrant to its
                                shareholders for the year ended December 31,
                                2001
                 Exhibit    21--Subsidiaries of the registrant--information
                                contained in Part I of this report

                 Exhibit    22--Published Report regarding matters submitted
                                to vote of securityholders--Notice of Annual
                                Meeting of Shareholders and Proxy Statement
                                dated March 8, 2002--incorporated by reference to such document previously filed with Securities and Exchange Commission, Washington, D.C., 20549
                 Exhibit    23--Independent Auditors' Consent

           (b)   Reports on Form 8-K--NONE

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Cincinnati Financial Corporation:

We have audited the consolidated financial statements of Cincinnati Financial Corporation and its subsidiaries as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 6, 2002; such consolidated financial statements and report are included in your 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Cincinnati Financial Corporation and its subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


/s/ Deloitte & Touche LLP


Cincinnati, Ohio
February 6, 2002

SCHEDULE I
                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
        SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2001

                                                                              (in millions)
                                                                                                 Amount at
                                                                                 Fair         which shown in
                    Type of Investment                           Cost            Value         balance sheet
                    ------------------                           ----            ------       --------------
Fixed maturities:
   Bonds:
     United States government and government
      agencies and authorities:
       The Cincinnati Indemnity Company...................   $          1     $          1      $          1
       The Cincinnati Life Insurance Company .............              3                4                 4
                                                             -------------    -------------     -------------
     Total................................................              4                5                 5
                                                             -------------    -------------     -------------
     States, municipalities and political subdivisions:
       The Cincinnati Insurance Company...................            955              982               982
       The Cincinnati Casualty Company....................             36               37                37
       The Cincinnati Indemnity Company...................             16               16                16
       The Cincinnati Life Insurance Company..............              6                7                 7
                                                             -------------    -------------     -------------
     Total................................................          1,013            1,042             1,042
                                                             -------------    -------------     -------------
     Public utilities:
       The Cincinnati Insurance Company...................             56               56                56
       The Cincinnati Casualty Company....................              1                1                 1
       The Cincinnati Life Insurance Company..............             44               45                45
       Cincinnati Financial Corporation...................             14               13                13
                                                             -------------    -------------     -------------
     Total................................................            115              115               115
                                                             -------------    -------------     -------------
     Convertibles and bonds with warrants attached:
       The Cincinnati Insurance Company...................             40               41                41
       The Cincinnati Life Insurance Company..............             15               15                15
       Cincinnati Financial Corporation...................             14               15                15
                                                             -------------    -------------     -------------
     Total................................................             69               71                71
                                                             -------------    -------------     -------------
     All other corporate bonds:
       The Cincinnati Insurance Company...................            718              712               712
       The Cincinnati Casualty Company....................             42               42                42
       The Cincinnati Indemnity Company...................             18               18                18
       The Cincinnati Life Insurance Company..............            677              677               677
       Cincinnati Financial Corporation...................            356              328               328
                                                             -------------    -------------     -------------
     Total................................................          1,811            1,777             1,777
                                                             -------------    -------------     -------------
   TOTAL FIXED MATURITIES.................................       $  3,012         $  3,010          $  3,010
                                                             -------------    -------------     -------------

                                                                              (in millions)
                                                                                                 Amount at
                                                                                 Fair         which shown in
                    Type of Investment                           Cost            Value         balance sheet
                    ------------------                           ----            ------       --------------
Equity securities:
   Common stocks:
     Public utilities:
       The Cincinnati Insurance Company...................$            105     $        347    $         347
       The Cincinnati Casualty Company....................               5               13               13
       The Cincinnati Life Insurance Company..............              21               86               86
       Cincinnati Financial Corporation...................              83              535              535
                                                          -----------------   --------------   --------------
       Total..............................................             214              981              981
                                                          -----------------   --------------   --------------
     Banks, trust and insurance companies:
       The Cincinnati Insurance Company...................             337            1,347            1,347
       The Cincinnati Casualty Company....................              16              105              105
       The Cincinnati Indemnity Company...................               1                1                1
       The Cincinnati Life Insurance Company..............              36              144              144
       CinFin Capital Management Company..................               0                1                1
       Cincinnati Financial Corporation...................             477            3,934            3,934
                                                          -----------------   --------------   --------------
       Total..............................................             867            5,532            5,532
                                                          -----------------   --------------   --------------
     Industrial, miscellaneous and all other:
       The Cincinnati Insurance Company...................             534            1,184            1,184
       The Cincinnati Casualty Company....................              17               46               46
       The Cincinnati Indemnity Company...................               4                9                9
       The Cincinnati Life Insurance Company..............              62              170              170
       CinFin Capital Management Company..................               0                1                1
       Cincinnati Financial Corporation...................             103              184              184
                                                          -----------------   --------------   --------------
       Total..............................................             720            1,594            1,594
                                                          -----------------   --------------   --------------
   Nonredeemable preferred stocks:
       The Cincinnati Insurance Company...................             294              301              301
       The Cincinnati Casualty Company....................               7                9                9
       The Cincinnati Indemnity Company...................               5                6                6
       The Cincinnati Life Insurance Company..............              57               59               59
       Cincinnati Financial Corporation...................              10               13               13
                                                          -----------------   --------------   --------------
       Total..............................................             373              388              388
                                                          -----------------   --------------   --------------
TOTAL EQUITY SECURITIES                                   $          2,174      $     8,495    $       8,495
                                                          -----------------   --------------   --------------
Other invested assets:
   Mortgage loans on real estate:
       The Cincinnati Life Insurance Company..............$              2           XXXXXX    $           2
       CFC Investment Company.............................              14           XXXXXX               14
                                                          -----------------                    --------------
       Total..............................................              16           XXXXXX               16
                                                          -----------------                    --------------
   Real estate:
       The Cincinnati Life Insurance Company..............               3           XXXXXX                3
       CFC Investment Company.............................               1           XXXXXX                1
                                                          -----------------                    --------------
       Total..............................................               4           XXXXXX                4
                                                          -----------------                    --------------
   Policy loans -
       The Cincinnati Life Insurance Company..............              24           XXXXXX               24
                                                          -----------------                    --------------
   Notes receivable -
       CFC Investment Company.............................              22           XXXXXX               22
                                                          -----------------                    --------------
TOTAL OTHER INVESTED ASSETS...............................$             66           XXXXXX     $         66
                                                          -----------------                    --------------

TOTAL INVESTMENTS.........................................$          5,252           XXXXXX    $      11,571
                                                          =================                    ==============

SCHEDULE II                     CINCINNATI FINANCIAL CORPORATION
                           CONDENSED FINANCIAL INFORMATION OF REGISTRANT


Condensed statements of income (Parent company only)                           (in millions)
For the Years ended December 31                                  2001             2000              1999
                                                                 ----             ----              ----
INCOME
Dividends from subsidiaries...............................    $        134    $        100      $         175
Investment income.........................................             131             116                108
Realized losses on investments............................             (33)            (37)               (14)
                                                             --------------   -------------     --------------
   Total .................................................    $        232    $        179      $         269
                                                             --------------   -------------     --------------

EXPENSES
Interest..................................................   $          40    $         38      $          34
Depreciation..............................................               7               3                  0
Other.....................................................              10               7                  6
                                                             --------------   -------------     --------------
   Total expenses.........................................              57              48                 40
                                                             --------------   -------------     --------------
Income before taxes and earnings of subsidiaries..........             175             131                229
Provision (benefit) for income taxes......................             (4)              (5)                 4
                                                             --------------   -------------     --------------
Net income before change in undistributed earnings of
   subsidiaries...........................................             179             136                225
Increase (decrease) in undistributed earnings of
   subsidiaries...........................................              14             (18)                30
                                                             --------------   -------------     --------------
   Net income.............................................    $        193    $        118      $         255
                                                             ==============   =============     ==============

Condensed balance sheets (Parent company only)                                          (in millions)
December 31                                                                        2001             2000
                                                                                   ----             ----
ASSETS
Cash.......................................................................   $           12    $          12
Fixed maturities, at fair value............................................              356              322
Equity securities, at fair value...........................................            4,666            4,622
Investment income receivable...............................................               27               24
Equity in net assets of subsidiaries.......................................            2,893            2,971
Finance receivables........................................................                0                1
Land, building and equipment...............................................               87               93
Federal income tax receivable..............................................                1                3
Other assets...............................................................               29               19
                                                                              ---------------   -------------
   Total assets............................................................   $        8,071    $       8,067
                                                                              ===============   =============
LIABILITIES
Notes payable..............................................................   $          152    $         139
Dividends declared but unpaid..............................................               34               30
Deferred federal income tax................................................            1,386            1,363
5.5% Convertible senior debentures due 2002................................                6               30
6.9% Senior debentures due 2028............................................              420              420
Other liabilities..........................................................               17                8
Due to subsidiaries........................................................               58               82
                                                                              ---------------   -------------
   Total liabilities.......................................................   $        2,073    $       2,072
                                                                              ---------------   -------------
SHAREHOLDERS' EQUITY
Common stock...............................................................              350              346
Other shareholders equity..................................................            5,648            5,649
                                                                              ---------------   -------------
   Total shareholders equity...............................................   $        5,998    $       5,995
                                                                              ---------------   -------------
   Total liabilities and stockholders' equity..............................   $        8,071    $       8,067
                                                                              ===============   =============

This condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the Registrant's 2001 Annual Report to Shareholders.

SCHEDULE II                     CINCINNATI FINANCIAL CORPORATION
                          CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed statements of cash flows (Parent company only)                       (in millions)
For the years ended December 31                                  2001             2000              1999
                                                                 ----             ----              ----
OPERATING ACTIVITIES
Net income................................................     $      193       $      118        $      255
Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation..........................................              7                3                 0
    Increase in investment income receivable..............             (3)              (1)               (2)
    Change in current federal income taxes................              2               (7)               (5)
    Provision for deferred income taxes...................             (3)              (3)                1
    Decrease in dividends receivable from
      subsidiaries........................................              0                0                20
    (Increase) decrease in other assets...................            (10)              48               (25)
    Increase (decrease) in other liabilities..............              9               (4)                3
    Increase (decrease) in undistributed earnings of                  (14)              18               (30)
      subsidiaries........................................
    Realized losses on investments........................             33               37                14
    Non-cash dividend from subsidiary.....................            (34)               0                 0
                                                             -------------    -------------     -------------
Net cash provided by operating activities.................            180              209               231
                                                             -------------    -------------     -------------

INVESTING ACTIVITIES
Sale of fixed maturity investments........................             16               10                42
Maturity of fixed maturity investments....................             32               40                50
Sale of equity security investments.......................             36               21                62
Collection of finance receivables.........................              1                1                 2
Purchase of fixed maturity investments....................            (71)             (64)              (95)
Purchase of equity security investments...................            (47)             (48)              (94)
Investment in buildings and equipment.....................             (1)             (62)                0
                                                             -------------    -------------     -------------
Net cash used in investing activities.....................            (34)            (102)              (33)
                                                             -------------    -------------     -------------

FINANCING ACTIVITIES
Increase in notes payable.................................             13               49                90
Payment of cash dividends.................................           (132)            (119)             (110)
Purchase of treasury shares...............................            (46)             (67)             (217)
Proceeds from stock options exercised.....................              9               11                 7
Net transfers to (from) subsidiaries......................             10               30                12
                                                             -------------    -------------     -------------
Net cash used in financing activities.....................           (146)             (96)             (218)
                                                             -------------    -------------     -------------
Increase (decrease) in cash...............................              0               11               (20)
Cash at beginning of year.................................             12                1                21
                                                             -------------    -------------     -------------
Cash at end of year.......................................           $ 12             $ 12              $  1
                                                             =============    =============     =============

This condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the Registrant's 2001 Annual Report to Shareholders.

A subsidiary transferred land and a building to the Company valued at $34 during 2000. During 2001, the Company deemed this transfer a dividend.

Reclassifications - Certain prior year amounts included in the condensed financial information of the registrant have been reclassified to conform with the current year presentation.

SCHEDULE III
                 CINCINNATI FINANCIAL CORPORATION & SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                FOR YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                  (in millions)

          COLUMN A                COLUMN B       COLUMN C       COLUMN D       COLUMN E       COLUMN F       COLUMN G
          --------                --------       --------       --------       --------       --------       --------
                                                Future
                                                 Policy
                                                Benefits,                       Other
                                  Deferred       Losses,                        Policy
                                   Policy       Claims &                      Claims &                         Net
                                Acquisition      Expense        Unearned       Benefits       Premium       Investment
           Segment                  Cost          Losses        Premiums       Payable        Revenue       Income (3)
------------------------------------------------------------------------------------------------------------------------
2001
Commercial lines insurance....      $ -- (3)      $2,457         $  730          $   -- (3)     $1,451         $  -- (3)
Personal lines insurance......        -- (3)         408            331              -- (3)        620         $  -- (3)
                                    ----          ------         ------          ------         ------         -----
  Total property/liability
    insurance.................       206           2,865          1,061              45          2,071           223
Life/health insurance.........        80             685              1              11             81            80
                                    ----          ------         ------          ------         ------         -----
Grand total...................      $286          $3,550         $1,062          $   56         $2,152         $ 303
                                    ====          ======         ======          ======         ======         =====
2000
Commercial lines insurance....      $ -- (3)      $2,010         $  608          $   -- (3)     $1,231         $ -- (3)
Personal lines insurance......        -- (3)         391            313              -- (3)        596         $ -- (3)
                                    ----          ------         ------          ------         ------          ----
  Total property/liability
    insurance..................      184           2,401            921              48          1,827           232
Life/health insurance.........        75             616              1              13             80            79
                                    ----          ------         ------          ------         ------         -----
Grand total...................      $259          $3,017         $  922          $   61         $1,907         $ 302
                                    ====          ======         ======          ======         ======         =====
1999
Commercial lines insurance....     $ -- (3)       $1,752         $  541          $   -- (3)     $1,088         $  -- (3)
Personal lines insurance......       -- (3)          341            294              -- (3)        569         $  -- (3)
                                    ----          ------         ------          ------         ------         -----
  Total property/liability
    insurance.................       163           2,093            835              37          1,657           208

Life/health insurance.........        63             870              1              15             75            70
                                    ----          ------         ------          ------         ------         -----
Grand total...................      $226          $2,963         $  836          $   52         $1,732         $ 278
                                    ====          ======         ======          ======         ======         =====


          COLUMN A                   COLUMN H      COLUMN I       COLUMN J     COLUMN K
          --------                   --------      --------       --------     --------

                                    Benefits,    Amortization
                                     Claims,      of Deferred
                                    Losses &        Policy         Other
                                    Settlement    Acquisition    Operating     Premiums
           Segment                   Expenses        Costs        Expenses     Written
----------------------------------------------------------------------------------------------
2001
Commercial lines insurance....        $1,077         $  -- (3)     $ -- (3)    $1,515
Personal lines insurance......           514            -- (3)       -- (3)       637
                                      ------          ----         ----        ------
  Total property/liability
    insurance.................         1,591           442          143         2,188
Life/health insurance.........            72            12           34             3 (4)
                                      ------         -----         ----        ------
Grand total...................        $1,663         $ 454         $177        $2,191
                                      ======         =====         ====        ======
2000
Commercial lines insurance....        $1,036         $  -- (3)     $ -- (3)    $1,304
Personal lines insurance......           472            -- (3)       -- (3)       620
                                      ------         -----         ----        ------
  Total property/liability
    insurance.................         1,508           398          157         1,924
Life/health insurance.........            73             7           31             3 (4)
                                      ------         -----         ----        ------
Grand total...................        $1,581         $ 405         $188        $1,926
                                      ======         =====         ====        ======
1999
Commercial lines insurance....        $  794         $  -- (3)     $ -- (3)    $1,120
Personal lines insurance......           393            --           --           587
                                      ------         -----         ----        ------
  Total property/liability
    insurance.................         1,187           348          126         1,707
Life/health insurance.........            67            17           22             9 (4)
                                      ------         -----         ----        ------
Grand total...................        $1,254         $ 365         $148        $1,716
                                      ======         =====         ====        ======


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

SCHEDULE IV        CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                                  REINSURANCE
                  FOR YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                       (in millions)

            COLUMN A                          COLUMN B           COLUMN C         COLUMN D          COLUMN E           COLUMN F
            --------                          --------           --------         --------          --------           -------

                                                                 Ceded to       Assumed from                         Percentage of
                                              Gross               Other            Other               Net          Amount Assumed
                                              Amount             Companies       Companies           Amount            to Net
-----------------------------------------------------------------------------------------------------------------------------------
2001
Life insurance in force..................    $ 27,526            $ 14,510         $    8             $ 13,024             .1%
                                             ========            ========         ======             ========
Premiums
Commercial lines insurance...............   $   1,549            $    135         $   37             $  1,451            2.6%
Personal lines insurance.................         639                  20              1                  620             .1%
                                            ---------            --------         ------             --------
  Total property/liability insurance.....       2,188                 155             38                2,071            1.8%
Life/health insurance....................         101                  20              0                   81             .2%
                                            ---------            --------         ------             --------
Grand total premiums.....................   $   2,289            $    175         $   38             $  2,152            1.2%
                                            =========            ========         ======             ========
2000
Life insurance in force..................   $  23,515            $ 11,259         $    9             $ 12,265             .1%
                                            =========            ========         ======             ========
Premiums
Commercial lines insurance...............   $   1,285            $     87         $   33             $  1,231            2.7%
Personal lines insurance.................         616                  21              1                  596             .1%
                                            ---------            --------         ------             --------
  Total property/liability insurance.....       1,901                 108             34                1,827            1.8%
Life/health insurance....................          97                  17              0                   80             .2%
                                            ---------            --------         ------             --------
Grand total premiums.....................   $   1,998            $    125         $   34             $  1,907            1.8%
                                            =========            ========         ======             ========
1999
Life insurance in force..................   $  17,890            $  6,335         $   10             $ 11,565             .1%
                                            =========            ========         ======             ========
Premiums
Commercial lines insurance...............   $   1,125            $     73         $   36             $  1,088            3.3%
Personal lines insurance.................         591                  22              1                  569             .2%
                                            ---------            --------         ------             --------
  Total property/liability insurance.....       1,716                  96             37             $  1,657            2.2%
Life/health insurance....................          85                  10              0                   75             .1%
                                            ---------            --------         ------             --------
Grand total premiums.....................   $   1,801            $    106         $   37             $  1,732            2.1%
                                            =========            ========         ======             ========

SCHEDULE V

                 CINCINNATI FINANCIAL CORPORATION & SUBSIDIARIES
   SUPPLEMENTAL INFORMATION CONCERNING PROPERTY CASUALTY INSURANCE OPERATIONS
                FOR YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                  (in millions)

      COLUMN A             COLUMN B           COLUMN C                                COLUMN D           COLUMN E
      --------             --------           --------                                --------           --------
                                             Additions
                          Balance at         charged to                                                 Balance at
                         beginning of         costs and            Other                                  end of
    Description             period            expenses           additions           Deductions           period
-----------------------------------------------------------------------------------------------------------------------
2001
----
Allowance for
doubtful premium
installment
receivables                   0                   0                  1                   0                   1
                        ==============      =============      ==============      ==============      =============

2000 AND 1999                None
-------------

SCHEDULE VI

                 CINCINNATI FINANCIAL CORPORATION & SUBSIDIARIES
   SUPPLEMENTAL INFORMATION CONCERNING PROPERTY CASUALTY INSURANCE OPERATIONS
                FOR YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                  (in millions)

  Column A            Column B      Column C     Column D      Column E     Column F     Column G
  --------            --------      --------     --------      --------     --------     --------
                                   Reserves
                                   for Unpaid
                      Deferred     Claims and    Discount,
Affiliation            Policy        Claim        if any,                                   Net
    with             Acquisition   Adjustment    Deducted      Unearned      Earned     Investment
 Registrant             Costs       Expenses    in Column C    Premiums     Premiums      Income
-------------------------------------------------------------------------------------------------
Consolidated
Property Casualty
Entities

2001                  $ 206        $2,865      $     0        $  1,061      $ 2,017        $223
                      =====        ======      =======        ========      =======        ====

2000                  $ 184        $2,401      $     0        $    921      $ 1,827        $223
                      =====        ======      =======        ========      =======        ====

1999                  $ 163        $2,093      $     0        $    835      $ 1,657        $208
                      =====        ======      =======        ========      =======        ====


  Column A                      Column H                 Column I           Column J       Column K
  --------            -------------------------          --------           -------        --------

                           Claims and Claim           Amortization
                          Adjustment Expenses          of Deferred        Paid Claims
 Affiliation              Incurred Related to             Policy           and Claim
   with                   (1)            (2)            Acquisition        Adjustment      Premiums
 Registrant           Current Year   Prior Years           Costs            Expenses       Written
-----------------------------------------------------------------------------------------------------
Consolidated
Property Casualty
Entities

2001                    $ 1,653       $  (62)              $ 442            $ 1,421       $ 2,188
                        =======       ======               =====            =======       =======

2000                    $ 1,528       $  (20)              $ 398            $ 1,258       $ 1,924
                        =======       ======               =====            =======       =======

1999                    $ 1,304       $ (116)              $ 348            $ 1,096       $ 1,707
                        =======       ======               =====            =======       =======

                                Index of Exhibits


Exhibit  3(i)  -- Amended Articles of Incorporation of Cincinnati Financial
                  Corporation incorporated by reference to the 1999 Annual Report on Form 10K dated March 23, 2000.

Exhibit  3(ii) -- Regulations of Cincinnati Financial
                  Corporation--incorporated by reference to Exhibit 2 to registrant's Proxy Statement dated March 2, 1992

Exhibit 11     -- Statement re computation of per share earnings for the years ended December 31, 2001, 2000, and 1999

Exhibit 13     -- Material incorporated by reference from the annual report of the registrant to its shareholders for the year ended December 31, 2001

Exhibit 21     -- Subsidiaries of the registrant--information contained in
                  Part I of this report

Exhibit 22     -- Published report regarding matters submitted to vote of securityholders - Notice of Annual Meeting of Shareholders and Proxy Statement dated March 8, 2002--incorporated by reference to such document previously filed with Securities and Exchange Commission, Washington, D.C., 20549

Exhibit 23    --  Independent Auditors' Consent

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

                        CINCINNATI FINANCIAL CORPORATION

                  SIGNATURE                                     TITLE                          DATE
                  ---------                                     -----                          ----
/s/          John J. Schiff, Jr.                              Chairman,
--------------------------------------                      Chief Executive                  March 15, 2002
             John J. Schiff, Jr.                         Officer, President
                                                            and Director

/s/          Kenneth W. Stecher                        Senior Vice President,
--------------------------------------                 Secretary, Treasurer and              March 15, 2002
             Kenneth W. Stecher                       Chief Financial Officer
                                                   (Principal Accounting Officer)


/s/            William F. Bahl                                Director                      March 15, 2002
--------------------------------------
               William F. Bahl


/s/           James E. Benoski                             Vice Chairman,                   March 15, 2002
--------------------------------------                Senior Vice President,
              James E. Benoski                        Chief Insurance Officer
                                                            and Director


/s/            Michael Brown                                  Director                      March 15, 2002
--------------------------------------
               Michael Brown


/s/            John E. Field                                  Director                      March 15, 2002
--------------------------------------
                John E. Field


--------------------------------------                        Director
           Kenneth C. Lichtendahl


/s/            James G. Miller                         Senior Vice President,               March 15, 2002
--------------------------------------                Chief Investment Officer
               James G. Miller                              and Director


/S/          W. Rodney McMullen                               Director                      March 15, 2002
--------------------------------------
             W. Rodney McMullen

                  SIGNATURE                                     TITLE                          DATE
                  ---------                                     -----                          ----


--------------------------------------                        Director
              Robert C. Schiff


/s/           Thomas R. Schiff                                Director                      March 15, 2002
--------------------------------------
              Thomas R. Schiff


/s/         Frank J. Schultheis
--------------------------------------                        Director                      March 15, 2002
            Frank J. Schultheis


/s/            Larry R. Webb
--------------------------------------                        Director                      March 15, 2002
               Larry R. Webb


/s/            Alan R. Weiler                                 Director                      March 15, 2002
--------------------------------------
               Alan R. Weiler


--------------------------------------                        Director
              E. Anthony Woods


--------------------------------------                        Director
              John M. Shepherd