Form 10-Q
period 2002-03-31
CINCINNATI FINANCIAL CORP
filed 2002-05-10
CIK 20286

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

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

       $2.00 Par Common--162,262,000 shares outstanding at April 30, 2002

       $3,554,000 of 5.5% Convertible Senior Debentures Due 2002

       $419,645,000 of 6.9% Senior Debentures Due 2028

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (in millions except per share data)

                                                          (Unaudited)
                                                           March 31,  December 31,
                                                             2002        2001
                                                           --------    --------
Assets
------
Investments
   Fixed maturities (amortized cost: 2002--$3,103;
      2001--$3,012) ....................................   $  3,110    $  3,010
   Equity securities (cost: 2002--$2,246;
      2001--$2,174) ....................................      9,118       8,495
   Other invested assets ...............................         67          66
Cash ...................................................         81          93
Investment income receivable ...........................         91          93
Finance receivable .....................................         30          27
Premiums receivable ....................................        785         732
Reinsurance receivable .................................        508         515
Prepaid reinsurance premium ............................         38          28
Deferred policy acquisition costs ......................        299         286
Property and equipment, net, for Company use ...........        123         125
Other assets ...........................................        102          99
Separate accounts ......................................        390         390
                                                           --------    --------

      Total assets .....................................   $ 14,742    $ 13,959
                                                           ========    ========

Liabilities
-----------
Insurance reserves:
   Losses and loss expenses ............................   $  2,976    $  2,932
   Life policy reserves ................................        693         674
Unearned premiums ......................................      1,135       1,062
Other liabilities ......................................        313         283
Federal income taxes:
     Current ...........................................         15          10
     Deferred ..........................................      2,202       2,001
Notes payable ..........................................        183         183
5.5% Convertible senior debentures due 2002 ............          4           6
6.9% Senior debentures due 2002 ........................        420         420
Separate accounts ......................................        390         390
                                                           --------    --------

      Total liabilities ................................      8,331       7,961
                                                           --------    --------

Shareholders' equity
--------------------
Common stock, $2 per share; authorized 200 million
   Shares; issued 2002 and 2001--175 million ...........        351         350
Paid-in capital ........................................        290         284
Retained earnings ......................................      1,716       1,678
Accumulated other comprehensive income-unrealized
    gains on investments and derivatives ...............      4,488       4,113
                                                           --------    --------
                                                              6,845       6,425
Less treasury shares at cost (2002 and 2001--13 million
   shares) .............................................       (434)       (427)
                                                           --------    --------
      Total shareholders' equity .......................      6,411       5,998
                                                           --------    --------
         Total liabilities and shareholders' equity ....   $ 14,742    $ 13,959
                                                           ========    ========

Accompanying notes are an integral part of these condensed consolidated financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     (in millions except per share data)

                                                         Three Months Ended March 31,
Revenues: ................................................      2002       2001
                                                               ------     ------
   Net earned premiums:
       Property and casualty .............................     $  559     $  490
       Life ..............................................         19         17
       Accident and health ...............................          1          1
                                                               ------     ------
          Net earned premiums ............................        579        508
   Net investment income .................................        109        100
   Realized (losses) gains on investments ................         (8)         5
   Other income ..........................................          7          5
                                                               ------     ------

       Total revenues ....................................        687        618
                                                               ------     ------


Benefits & expenses:
   Insurance losses and policyholder benefits ............        419        357
   Commissions ...........................................        112         94
   Other operating expenses ..............................         49         46
   Taxes, licenses & fees ................................         15         18
   Increase in deferred policy acquisition costs .........        (13)        (8)
   Interest expense ......................................          9         10
   Other expenses ........................................          3          4
                                                               ------     ------
       Total benefits & expenses .........................        594        521
                                                               ------     ------


Income before income taxes ...............................         93         97
                                                               ------     ------

Provision for income taxes:
   Current ...............................................         19         18
   Deferred ..............................................         (1)         6
                                                               ------     ------

       Total provision for income taxes ..................         18         24
                                                               ------     ------

Net income ...............................................     $   75     $   73
                                                               ======     ======

Average shares outstanding (basic) .......................        162        163
                                                               ======     ======

Average shares outstanding (diluted) .....................        163        166
                                                               ======     ======

Per common share:
   Net income (basic) ....................................     $  .46     $  .45
                                                               ======     ======
   Net income (diluted) ..................................     $  .46     $  .44
                                                               ======     ======

   Cash dividends declared ...............................     $.2225     $.2100
                                                               ======     ======

Accompanying notes are an integral part of these condensed consolidated financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                                                   (in millions)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                   ------------------------------------------

                                                                                             Accumulated
                                     Common     Treasury                                        Other              Total
                        Common       Stock       Stock        Paid-In        Retained        Comprehensive     Shareholders'
                        Shares       Amount      Amount       Capital        Earnings           Income             Equity
                       --------      ------      -------      -------        --------          --------           --------
Bal. Dec. 31,
  2000                      173         $346        $ (381)       $ 254          $1,620            $ 4,156             $5,995

Net income...........                                                                73                                    73

Change in unreal.
  gains net of
  inc. taxes of
  $266...............                                                                                (495)               (495)
                                                                                                                       ------

Comprehensive
   loss..............                                                                                                    (422)

Div. declared........                                                               (34)                                  (34)

Purchase/issuance of
  treasury shares....                                  (9)                                                                 (9)

Stock options
   exercised.........                                                 1                                                     1
                           ----        -----        ------        -----         -------            -------             ------

Bal. March 31,
  2001                      173        $ 346        $ (390)       $ 255         $ 1,659            $ 3,661             $5,531
                           ====        =====        ======        =====         =======            =======             ======

Bal. Dec. 31,
  2001                      175         $350        $ (427)        $284         $ 1,678            $ 4,113             $5,998

Net income...........                                                                75                                    75

Change in unreal.
  gains net of
  inc. taxes of
  ($202).............                                                                                  375                375
                                                                                                                         ----

Comprehensive
   income............                                                                                                     450

Div. declared........                                                               (37)                                  (37)

Purchase/issuance of
  treasury shares....                                   (7)                                                                (7)

Stock options
  exercised..........                                                 3                                                     3

Conversion of
  Debentures.........                      1                          3                                                     4
                           ----        -----        ------        -----         -------            -------             ------

Bal. March 31,
  2002                      175        $ 351        $ (434)       $ 290         $ 1,716            $ 4,488            $ 6,411
                           ====        =====        ======        =====         =======            =======            =======



Accompanying notes are an integral part of these condensed consolidated financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               (in millions)
                                                                          Three Months Ended March 31,
                                                                                2002     2001
                                                                               -----    -----
Cash flows from operating activities:
   Net income ..............................................................   $  75    $  73
   Adjustments to reconcile net income to net cash
      provided by operating activities:

      Depreciation and amortization ........................................       6        7
      Realized (losses) gains on investments ...............................       8       (3)
      Interest credited to contractholders .................................       5        5
   Changes in:
      Investment income receivable .........................................       2        0
      Premiums and reinsurance receivable ..................................     (56)     (76)
      Deferred policy acquisition ..........................................     (13)      (7)
      Other assets .........................................................       3       54
      Loss and loss expense reserves .......................................      44       59
      Life policy reserves .................................................      13       12
      Unearned premiums ....................................................      73       56
      Other liabilities ....................................................      28       (9)
      Current income taxes .................................................       5       18
      Deferred income taxes ................................................      (1)       6
                                                                               -----    -----
          Net cash provided by operating activities ........................     192      195
                                                                               -----    -----

Cash flows from investing activities:
      Sale of fixed maturities investments .................................      25        7
      Call or maturity of fixed maturities investments .....................      80       57
      Sale of equity securities investments ................................      12       21
      Collection of finance receivables ....................................       3        3
      Purchase of fixed maturities investments .............................    (203)    (148)
      Purchase of equity securities investments ............................     (66)     (70)
      Investment in property and equipment .................................     (11)      (4)
      Investment in finance receivables ....................................      (6)      (3)
      Investments in other invested assets .................................      (1)      (0)
                                                                               -----    -----
          Net cash used in investing activities ............................    (167)    (137)
                                                                               -----    -----

Cash flows from financing activities:
      Payment of cash dividends to shareholders ............................     (34)     (31)
      Purchase of treasury shares, net .....................................      (7)      (9)
      Decrease in notes payable ............................................       0      (12)
      Proceeds from stock options exercised ................................       3        1
      Contract holder funds deposited ......................................       5        5
      Contract holder funds withdrawn ......................................      (4)      (5)
                                                                               -----    -----
          Net cash used in financing activities ............................     (37)     (51)
                                                                               -----    -----

Net (decrease) increase in cash ............................................     (12)       7
Cash at the beginning of the period ........................................      93       60
                                                                               -----    -----

Cash at the end of the period ..............................................   $  81    $  67
                                                                               =====    =====

Supplemental disclosures of cash flow information
   Interest paid ...........................................................   $   9    $   3
   Income taxes (refunded) paid ............................................   $  15    $  -0-


The company converted the following securities during the three-month period ended March 31:

    Conversion of 5.5% senior debentures to common stock ...................   $   3    $  -0-
    Conversion of fixed maturity to equity security investments ............   $   6    $   7

Accompanying notes are an integral part of these condensed consolidated financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE I - ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries, each of which is wholly owned, and are presented in conformity with accounting principles generally accepted in the United States of America. All significant inter-company investments and transactions have been eliminated in consolidation. The December 31, 2001 consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America.

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

INVESTMENTS--Fixed maturities and equity securities have been classified as available for sale and are carried at fair values at March 31, 2002 and December 31, 2001.

UNREALIZED GAINS AND LOSSES (in millions)--The increases (decreases) in unrealized gains for fixed maturities and equity securities (net of income tax effect) for the three-month periods ended March 31 are as follows:


                             Fixed              Equity
             Year         Maturities          Securities           Total
             ----         ----------          ----------           -----

             2002           $  5                $  370             $  375

             2001           $ 41                $ (536)            $ (495)


Such amounts are included as additions to (deductions from) from shareholders' equity.

REINSURANCE (in millions)--Premiums earned are net of $72 and $37 premiums on ceded business for the three months ended March 31, 2002 and 2001, respectively. Insurance losses and policyholder benefits in the accompanying condensed consolidated statements of income are net of $16 and $67 reinsurance recoveries for March 31, 2002 and 2001, respectively.


RECLASSIFICATIONS - Certain prior amounts have been reclassified to conform with the current period classifications.

NOTE II - STOCK OPTIONS

The Company has primarily qualified stock option plans under which options are granted to employees of the Company at prices which are not less than market price at the date of grant and which are exercisable over ten-year periods. On March 31, 2002, outstanding options for Stock Plan IV totalled 1,344,163 shares with purchase prices ranging from a low of $12.14 to a high of $42.87, outstanding options for Stock Plan V totalled 1,224,633 shares with purchase prices ranging from a low of $20.47 to a high of $45.37 and outstanding options for Stock Plan VI totalled 4,918,849 shares with purchase prices ranging from a low of $29.38 to a high of $41.61.

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


                                                        Quarter Ended March 31,
                                                          2002           2001
(in millions)                                           --------       --------

REVENUES
   Commercial lines insurance ....................      $    398       $    338
   Personal lines insurance ......................           161            152
   Life insurance ................................            20             18
   Investment operations .........................           101            105
   Corporate and other ...........................             7              5
                                                        --------       --------

        Total revenues ...........................      $    687       $    618
                                                        ========       ========


INCOME (LOSS) BEFORE INCOME TAXES
   Property and casualty insurance ...............      $      9       $      8
   Life insurance ................................            (1)             3
   Investment operations .........................            91             96
   Corporate and other ...........................            (6)           (10)
                                                        --------       --------

        Total income before income taxes .........      $     93       $     97
                                                        ========       ========


IDENTIFIABLE ASSETS
   Property and casualty insurance ...............      $  7,340       $  6,311
   Life insurance ................................         1,792          1,651
   Corporate and other ...........................         5,610          4,733
                                                        --------       --------

        Total identifiable assets ................      $ 14,742       $ 12,695
                                                        ========       ========

NOTE IV - FINANCIAL ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was approved by the Financial Accounting Standards Board (FASB). SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 on January 1, 2002. The adoption of this statement had no effect on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," while retaining the fundamental provisions of Statement No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. It also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The adoption of this statement had no effect on the consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions)

INTRODUCTION

This Management Discussion is intended to supplement the data contained in the condensed consolidated financial statements and related notes of Cincinnati Financial Corporation and subsidiaries.

Forward-looking Statements
--------------------------

The following discussion contains certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed. Factors that could cause or contribute to such differences include, but are not limited to: unusually high levels of catastrophe losses due to changes in weather patterns or other causes; the frequency and severity of claims; environmental events or changes; changes in insurance regulations, legislation or court decisions that place the Company at a disadvantage in the marketplace; adverse outcomes from litigation or administrative proceedings; recession or other economic conditions resulting in lower demand for insurance products; sustained decline in overall stock market values negatively affecting the Company's equity portfolio; delays in the development, implementation and benefits of technology enhancements; and decreased ability to generate growth in investment income.

Further, the Company's insurance businesses are subject to the effects of changing social, economic and regulatory environments. Public and regulatory initiatives have included efforts to adversely influence and restrict premium rates, restrict the ability to cancel policies, impose underwriting standards and expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

Readers are cautioned that the Company undertakes no obligation to review or update the forward-looking statements included in this material.

RESULTS OF OPERATIONS

As discussed in greater detail below, premiums earned for the three months ended March 31, 2002 increased $71 (14%) over the three months ended March 31, 2001. Investment income, net of expenses, increased $9 (9%) when compared with the first three months of 2001. Investment income growth was attributable to cash flow from insurance operations, an increase in the average yield for the bond portfolio and higher dividends earned in the quarter. Realized losses on investments amounted to $8 compared with $5 in gains for the comparable three-month period ended March 31, 2001.

Insurance losses and policyholder benefits (net of reinsurance recoveries) increased $62 (17%) for the first three months of 2002 over the same period in 2001. Commission expenses increased $18. Other operating expenses increased $3, attributable to increases in staff and other internal development costs associated with our investment in infrastructure to support future growth. Taxes, licenses and fees decreased $3 in the first quarter of 2002 compared with the first quarter of 2001, primarily because of changes in estimated amounts due to various states and municipalities. Interest expense decreased $2 primarily due to lower short-term interest rates.

Property Casualty Insurance Operations
--------------------------------------

The GAAP combined ratio of 98.8% for the first quarter 2002 was the same as the first quarter 2001. The loss and LAE ratio was 71.2% and the expense ratio 27.6% for first quarter 2002. This compared with a 69.5% loss and LAE ratio and 29.3% expense ratio for the first quarter 2001. The 2002 loss ratio included 2.6 percentage points for catastrophe losses, compared with 1.4 percentage points in 2001. The 2002 expense ratio decline of 1.9 percentage points is the result of expenses remaining relatively stable, while premiums increased. Higher reinsurance costs in 2002 impacted the combined ratio by 1.3 percentage points.

Net written premiums increased by $83, a 15% increase, and net earned premiums increased by $69, a 14% increase. The premium growth rate is being generated by rate increases and insurance-to-value initiatives, addressing adequate premiums to the exposure. Our target for the remainder of the year is to achieve premium growth above the industry. Various rate increases will be a major component of growth in earned premium this year and into 2003. First quarter 2002 commercial lines earned premiums increased by $61, an 18% increase over first quarter 2001. New commercial business increased $2, or 4%. Requirements for more detailed information about each new risk and stricter risk selection limited new business growth. Excluding premiums for workers compensation, a line where heightened risk selection criteria are being vigorously applied, commercial new business growth was 14%. First quarter 2002 personal lines earned premiums increased $9, a 6% increase. New personal business increased $5, or 50%.

The property casualty company continued to experience higher claims severity with losses increasing $58, or 17%, in the first quarter of 2002 compared with the first quarter of 2001. First-quarter 2002 losses above $250 thousand (including case reserve increases greater than $250 thousand) were $94 for 176 claims, essentially unchanged from the level of the second through fourth quarters of 2001, although $41 (78%) above the first quarter of 2001. Losses below $250 thousand were $219 for 87,000 claims, $9 (4%) below first quarter 2001, but in line with the quarterly average for the second through fourth quarters of 2001 of $240 for 82,000 claims. Catastrophe losses were higher by $8, due to March 2002 wind and hail storms in the Midwest. IBNR increased $8 over the first quarter of 2001.

The first quarter 2002 loss and LAE ratio of 71.2% included these continuing high levels of claims, with the impact mitigated by the quarter's strong premium growth. The commercial lines loss and LAE ratio was 69.2% in the first quarter 2002, compared with 69.7% in 2001. The personal lines loss and LAE ratio was 76.1% in the first quarter 2002, compared with 68.9% in the first quarter 2001. The personal lines loss and LAE in 2002 included 6.0 points for catastrophes versus 2.5 points in the first quarter of 2001. Personal lines premium growth of 6% did not impact their 2002 ratio as much as in commercial lines.

Property casualty commissions increased $17, reflecting higher commissions related to the growth of written premiums.

Life and Accident Health Operations
-----------------------------------

Earned premiums of our life company increased $2, a 10% increase. The premium growth in our life products is mainly attributable to increased sales of both traditional and work site marketing products. Policyholder benefits increased $3, or 16% over the first quarter of 2001, due to higher than normal death benefits incurred. Life commissions increased $1, a 12% increase over 2001, because of premium growth.

Federal Income Taxes
--------------------

There was no significant change in the provision for federal income taxes from operations for the first three months of 2002 compared to the first three months of 2001.

INVESTMENT OPERATIONS

In the first quarter of 2002, the Company experienced an increase in unrealized gains on investments, resulting in comprehensive income of $450 in 2002 compared with a comprehensive net loss of $422 in 2001, which resulted from a reduction in unrealized gains for the same period in 2001. Our top 10 equity holdings produced a $333, net of tax, increase in unrealized gains in the first three months of 2002.

Investment Income
-----------------

Pre-tax investment income rose to $109 in the first quarter 2002, compared with $100 in the same period last year, a 9% increase. The strong premium growth accounted for a major portion of the growth in funds available for investment.

The increase in investment income was driven primarily from greater dividend yields on our equity portfolio and higher interest earnings because of the growth of the fixed maturities portfolio, generated by the increases on cash flows from operations. Additionally, investment income for the first quarter of 2001 included an adjustment for certain fixed income securities that reduced investment income by $2, before tax, to better reflect amortization of premiums and discounts to produce a constant effective yield.

Realized Gains (Losses) on Investments
--------------------------------------

Realized losses before federal taxes were $8 in the first quarter 2002, compared with realized gains of $5 for the first quarter last year. Included in the first quarter 2002 net capital loss were write downs of $6 for investments management deemed impaired, related to 3 specific fixed maturity investments. There were no asset impairments in the first quarter 2001.

The Company's Asset Impairment Committee continually monitors investments and other assets that have fair values that are less than carrying amounts for signs of other-than-temporary impairment. Factors such as the amount and timing of declines in fair values, the significance of the declines, the length of time (six to nine months) of the declines, duration of fixed-maturity securities, and interest payment defaults, among others, are considered when determining investment impairment.

Market Risk
-----------

The Company could incur losses due to adverse changes in market rates and prices. The Company's primary market risk exposures are to changes in price for equity securities and changes in interest rates and credit ratings for fixed maturity securities. The Company could alter the existing investment portfolios or change the character of future investments to manage exposure to market risk. CFC, with the Board of Directors, administers and oversees investment risk through the Investment Committee, which provides executive oversight of investment activities. The Company has specific investment guidelines and policies that define the overall framework used daily by investment portfolio managers to limit the Company's exposure to market risk and there have been no significant changes to these guidelines during the three months ended March 31, 2002.

OUTLOOK

The Company continues to seek premium growth in excess of industry averages, a return to historic profitability levels in its segments through stringent underwriting practices, and growth of investment income.

Property Casualty Insurance Operations
--------------------------------------

The Company has targeted a return to its five year (1995-1999) average statutory and GAAP combined ratio of 101.3%, assuming a normal level of catastrophe losses in the range of 2 to 3 percentage points for the year.

Property casualty ceded reinsurance premiums increased by $33 for 2002 compared with 2001, adding approximately 1.3 points to the first quarter 2002 combined ratio and a reduction of 3 cents to earnings per share. Management projects the 2002 earnings impact to be a reduction of 12 cents per share.

In the fourth quarter of 2000, the Company established a $110 reserve for Ohio uninsured, underinsured motorists claims, as a result of two Ohio Supreme Court decisions. In the first quarter of 2002, $10 of new claims was recorded, reducing the remaining reserves for such claims to $47. The Company recorded $10 in additional claims in April 2002. Management is monitoring these claims closely to ensure adequate loss reserves are held for these claims.

Investment Operations
---------------------

Investment income grew 9% in the first quarter 2002 compared with 2001 due to the factors stated above. The Company anticipates the investment income growth will be in the 6 to 7% range for the remainder of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow
---------

Management expects operating cash flow generated from operations will continue to be the Company's primary source of newly investable funds.

Cash flow from operating activities was $192 in the first quarter 2002, down slightly from $195 in the first quarter 2001. Cash flow used for investing activities was $167 in the first quarter 2002, compared with $137 in the same period last year. Cash flow used for financing activities was $37 this year, compared with $51 last year.

Debt
----

The Company's remaining 5.5% convertible senior debenture matured on May 1, 2002. The remaining outstanding debentures at that time were substantially all converted to common stock.

Dividends
---------

The Company declared a dividend of 22 1/4 cents per share, payable April 15, 2002 for shareholders of record on March 22, 2002. This dividend payout was an increase of 6% over the first quarter 2001.

Common Stock Repurchases
------------------------

The Company's Board of Directors has authorized the repurchase of outstanding shares. At March 31, 2002, 7.7 million shares remain authorized for repurchase at any time in the future. During the first quarter 2002, 198 thousand shares were repurchased at a cost of $7. As of March 31, 2002, the Company has repurchased 13.2 million shares.

OTHER MATTERS

Significant Accounting Policies
-------------------------------

The Company did not change any significant accounting policies during the three months ended March 31, 2002 from those utilized in the preparation of the consolidated financial statements as of and for the year ended December 31, 2001. Please refer to the Company's Annual Report to Shareholders incorporated by reference within that Form 10-K for a discussion of significant accounting policies.

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

ITEM 6.        Exhibits and Reports on Form 8-K
               --------------------------------

                (a)   Exhibits included:

                      Exhibit 11--Statement re-Computation of Per Share
                      Earnings.

                (b) The Company was not required to file any reports on Form 8-K during the quarter ended March 31, 2002.

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

                                         CINCINNATI FINANCIAL CORPORATION
                                         --------------------------------
                                         (Registrant)

Date        May 8, 2002
    ---------------------------

                                                By/s/   Kenneth W. Stecher
                                                -------------------------------
                                                Kenneth W. Stecher
                                                Chief Financial Officer