Form 10-Q
period 2002-06-30
CINCINNATI FINANCIAL CORP
filed 2002-08-13
CIK 20286

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  -------------


                                    FORM 10-Q



         X        Quarterly Report Under Section 13 or 15(d) of the Securities
      -------     Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                  Transition Report Pursuant to Section 13 or 15(d) of the
      --------    Securities Exchange Act of 1934

                                  -------------


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

     $2.00 Par Common--161,975,000 shares outstanding at July 31, 2002

     $419,648,000 of 6.9% Senior Debentures Due 2028

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   (in millions except per share data)
                                                                      (Unaudited)
                                                                        June 30,        December 31,
Assets                                                                    2002              2001
                                                                      ------------      ------------
Investments
   Fixed maturities (cost: 2002 -- $3,064;
      2001 -- $3,012) ...........................................     $      3,108      $      3,010
   Equity securities (cost: 2002 -- $2,281;
      2001 -- $2,174) ...........................................            8,764             8,495
   Other invested assets ........................................               68                66
Cash ............................................................              121                93
Investment income receivable ....................................               94                93
Finance receivables .............................................               31                27
Premiums receivable .............................................              828               732
Reinsurance receivable ..........................................              514               515
Prepaid reinsurance premiums ....................................               45                28
Deferred policy acquisition costs ...............................              309               286
Property and equipment, net, for Company use ....................              120               125
Other assets ....................................................              127                99
Separate accounts ...............................................              404               390
                                                                      ------------      ------------
      Total assets ..............................................     $     14,533      $     13,959
                                                                      ============      ============

Liabilities
Insurance reserves:
   Losses and loss expenses .....................................     $      3,085      $      2,932
   Life policy reserves .........................................              721               674
Unearned premiums ...............................................            1,188             1,062
Other liabilities ...............................................              286               283
Federal income taxes
     Current ....................................................               18                10
   Deferred .....................................................            2,058             2,001
Notes payable ...................................................              183               183
6.9% Senior debentures due 2028 .................................              420               420
5.5% Convertible senior debentures due 2002 .....................                0                 6
Separate accounts ...............................................              404               390
                                                                      ------------      ------------
      Total liabilities .........................................            8,363             7,961
                                                                      ------------      ------------
Shareholders' Equity

Common stock, par value - $2 per share; authorized 200 million shares; issued 2002 -- 176 million shares; 2001 -- 174 million shares; outstanding 2002 -- 162 million shares; 2001 -- 161
   million shares ...............................................              351               350
Paid-in capital .................................................              295               284
Retained earnings ...............................................            1,716             1,678
Accumulated other comprehensive income - unrealized
   gains on investments and derivatives .........................            4,246             4,113
                                                                      ------------      ------------
                                                                             6,608             6,425
Less treasury stock at cost
   (2002 and 2001 -- 13 million shares) .........................             (438)             (427)
                                                                      ------------      ------------
      Total shareholders' equity ................................            6,170             5,998
                                                                      ------------      ------------
         Total Liabilities and shareholders' equity .............     $     14,533      $     13,959
                                                                      ============      ============

Accompanying notes are an integral part of these condensed consolidated financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              (in millions except per share data)

                                                     Six Months Ended June 30,      Three Months Ended June 30,
Revenues:                                              2002            2001            2002            2001
                                                    ----------      ----------      ----------      ----------
  Net earned premiums:
   Property and casualty ......................     $    1,139      $      999      $      580      $      510
   Life .......................................             40              38              21              20
   Accident and health ........................              2               2               1               1
                                                    ----------      ----------      ----------      ----------
      Total ...................................          1,181           1,039             602             531
  Net investment income .......................            218             207             109             107
  Realized (losses) gains on investments ......            (18)             11             (10)              6
  Other income ................................              9               6               2               1
                                                    ----------      ----------      ----------      ----------

   Total revenues .............................          1,390           1,263             703             645
                                                    ----------      ----------      ----------      ----------


Benefits & expenses:
  Insurance losses and policyholder benefits ..            912             781             495             425
  Commissions .................................            225             197             113             102
  Other operating expenses ....................             97              95              47              49
  Taxes, licenses & fees ......................             32              30              17              12
  Increase in deferred policy acquisition costs            (22)            (16)            (10)             (9)
  Interest expense ............................             17              20               9              10
  Other expenses ..............................              4               8               1               5
                                                    ----------      ----------      ----------      ----------

   Total benefits & expenses ..................          1,265           1,115             672             594
                                                    ----------      ----------      ----------      ----------

Income before income taxes ....................            125             148              31              51
                                                    ----------      ----------      ----------      ----------

Provision for income taxes:
 Current ......................................             29              27              10               8
 Deferred .....................................            (14)             (1)            (14)             (6)
                                                    ----------      ----------      ----------      ----------

   Total provision for income taxes ...........             15              26              (4)              2
                                                    ----------      ----------      ----------      ----------

Net income ....................................     $      110      $      122      $       35      $       49
                                                    ==========      ==========      ==========      ==========

Average shares outstanding (basic) ............            162             162             162             161

Average shares outstanding (diluted) ..........            164             164             164             164

Per common share:
   Net income (basic) .........................     $      .68      $      .75      $      .22      $      .30
                                                    ==========      ==========      ==========      ==========
   Net income (diluted) .......................     $      .67      $      .74      $      .21      $      .30
                                                    ==========      ==========      ==========      ==========

   Cash dividends declared ....................     $    .4450      $    .4200      $    .2225      $    .2100
                                                    ==========      ==========      ==========      ==========

Accompanying notes are an integral part of these condensed consolidated financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                   (in millions)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2002

                                                                                 Accumulated
                                                                                   Other           Total
                            Common    Common    Treasury   Paid-In   Retained   Comprehensive   Shareholders'
                            Shares    Stock      Stock     Capital   Earnings      Income          Equity
                            ------    ------    --------   -------   --------   -------------   -------------
Bal. Dec. 31, 2000 ....        173    $  346    $  (381)   $   254   $  1,620     $  4,156        $  5,995
                                                                                                  --------

Net income ............                                                   122                          122

Change in accumulated
   other comprehensive
   income net of inc.
   taxes of $20 .......                                                                (38)            (38)
                                                                                                  --------

Comprehensive income ..                                                                                 84

Div. declared .........                                                   (68)                         (68)

Purchased/issuance of
   treasury shares, net                             (17)                                               (17)

Stock options exercised                                          2                                       2

Conversion of
   debentures .........          1         2                    14                                      16
                            ------    ------    -------    -------   --------     --------        --------

Bal. June 30, 2001 ....        174    $  348    $  (398)   $   270   $  1,674     $  4,118        $  6,012
                            ======    ======    =======    =======   ========     ========        ========





Bal. Dec. 31, 2001 ....        175    $  350    $  (427)   $   284   $  1,678     $  4,113        $  5,998
                                                                                                  --------

Net income ............                                                   110                          110

Change in accumulated
   other comprehensive
   income net of inc.
   taxes of $72 .......                                                                133             133
                                                                                                  --------

Comprehensive income ..                                                                                243

Div. declared .........                                                   (72)                         (72)

Purchased/issuance of
   treasury shares, net                             (11)                                               (11)

Stock options exercised                                          5                                       5

Conversion of
   debentures .........          1         1                     6                                       7
                            ------    ------    -------    -------   --------     --------        --------

Bal. June 30, 2002 ....        176    $  351    $  (438)   $   295   $  1,716     $  4,246        $  6,170
                            ======    ======    =======    =======   ========     ========        ========



Accompanying notes are an integral part of these condensed consolidated financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                                       (in millions)
                                                                  Six Months Ended June 30,
                                                                     2002          2001
                                                                   --------      --------
Cash flows from operating activities:
   Net income ................................................     $    110      $    122
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ..........................           12            13
      Realized losses/(gains) on investments .................           18           (11)
      Interest credited to contract holders ..................           10            10
      Changes in:
          Investment income receivable .......................           (1)           (5)
          Premiums and reinsurance receivable ................         (120)         (112)
          Deferred policy acquisition costs ..................          (23)          (16)
          Other assets .......................................          (12)           11
          Loss and loss expense reserves .....................          153           118
          Life policy reserves ...............................           37            18
          Unearned premiums ..................................          125            95
          Other liabilities ..................................            2             3
          Deferred income tax ................................          (14)           (1)
          Current income tax .................................            8            51
                                                                   --------      --------
              Net cash provided by operating activities ......          305           296
                                                                   --------      --------

Cash flows from investing activities:
      Sale of fixed maturities investments ...................           53             9
      Call or maturity of fixed maturities investments .......          163           116
      Sale of equity securities investments ..................           20            66
      Collection of finance receivables ......................            7             7
      Purchase of fixed maturities investments ...............         (297)         (291)
      Purchase of equity securities investments ..............         (116)         (137)
      Investment in property and equipment ...................          (18)           (8)
      Investment in finance receivables ......................          (11)           (6)
      Investment in other invested assets ....................           (2)            2
                                                                   --------      --------
          Net cash used in investing activities ..............         (201)         (242)
                                                                   --------      --------

Cash flows from financing activities:
      Payment of cash dividends to shareholders ..............          (70)          (64)
      Purchase of treasury shares, net .......................          (11)          (17)
      Increase in notes payable ..............................            0             5
      Proceeds from stock options exercised ..................            5             2
      Contract holder funds deposited ........................            9            12
      Contract holder funds withdrawn ........................           (9)           (9)
                                                                   --------      --------
          Net cash used in financing activities ..............          (76)          (71)
                                                                   --------      --------

Net increase (decrease) in cash ..............................           28           (17)
Cash at the beginning of period ..............................           93            60
                                                                   --------      --------

Cash at the end of period ....................................     $    121      $     43

                                                                   ========      ========

Supplemental disclosures of cash flow information:
   Interest paid .............................................     $     17      $     23
                                                                   ========      ========
   Income taxes paid (refunded) ..............................     $     22      $    (24)
                                                                   ========      ========

Supplemental disclosures of non-cash activities:
The Company converted the following securities during
  the six-month period ended June 30:
   Conversion of 5.5% senior debentures to common stock ......     $      6      $     16
                                                                   ========      ========
   Conversion of fixed maturity to equity security investments     $     13      $     23
                                                                   ========      ========


Accompanying notes are an integral part of these condensed consolidated financial statements.

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE I - ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries, each of which is wholly owned, and are presented in conformity with accounting principles generally accepted in the United States of America. All significant inter-company investments and transactions have been eliminated in consolidation. The December 31, 2001, consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America.

The preceding summary of financial information for Cincinnati Financial Corporation and consolidated subsidiaries is unaudited, but the Company believes that all adjustments (consisting only of normal recurring accruals) necessary for fair presentation have been made. The results of operations for this interim period are not necessarily an indication of results to be expected for the remaining six months of the year. The sum of the quarterly reported amounts may not equal the full year as each is computed independently.

INVESTMENTS -- Fixed maturities and equity securities have been classified as available for sale and are carried at fair values at June 30, 2002, and December 31, 2001.

UNREALIZED GAINS AND LOSSES (in millions) -- The increases (decreases) in unrealized gains for fixed maturities and equity securities (net of income tax effects) for the six-month and three-month periods ended June 30 are as follows:

                       Six Months Ended June 30,      Three Months Ended June 30,

                          2002           2001            2002            2001
                        --------       --------        --------        --------
Fixed maturities        $     30       $     37        $     25        $     (4)
Equity securities            103            (75)           (267)            461
                        --------       --------        --------        --------
  Total .........       $    133       $    (38)       $   (242)       $    457
                        ========       ========        ========        ========


Such amounts are included as additions to (deductions from) shareholders' equity.

REINSURANCE (in millions) -- Premiums earned are net of premiums on ceded business, and insurance losses and policyholder benefits are net of reinsurance recoveries in the accompanying statements of income as follows:

                            Six Months Ended June 30,    Three Months Ended June 30,

                               2002           2001           2002           2001
                             --------       --------       --------       --------
Ceded premiums .......       $    156       $     77       $     84       $     40
                             ========       ========       ========       ========

Reinsurance recoveries       $     42       $    103       $     26       $     35
                             ========       ========       ========       ========

RECLASSIFICATIONS - Certain prior amounts have been reclassified to conform with the current period classifications.

NOTE II - STOCK OPTIONS

The Company has primarily qualified stock option plans under which options are granted to employees of the Company at prices which are not less than market price at the date of grant and which are exercisable over 10-year periods. On June 30, 2002, outstanding options for Stock Plan No. IV totaled 1,296,214 shares with purchase prices ranging from a low of $12.14 to a high of $42.87, outstanding options for Stock Plan V totaled 1,186,011 shares with purchase prices ranging from a low of $20.47 to a high of $45.37 and outstanding options for Stock Plan VI totaled 4,862,341 shares with purchase prices ranging from a low of $29.38 to a high of $41.61. The Company has not granted any options from Stock Plan No. VII as of June 30, 2002.

The Company estimated that the impact of expensing stock options, using a fair value method (Black Scholes), permitted by Statement of Financial Accounting Standard No. 123, would reduce net income approximately 1-1/2 cents per share for the six-month period ended June 30, 2002.

NOTE III - SEGMENT INFORMATION

The Company is organized and operates principally in two industries and has four reportable segments--commercial lines property and casualty insurance, personal lines property and casualty insurance, life insurance and investment operations. The accounting policies of the segments are the same as those described in Note I - Accounting Policies. Revenue is primarily from unaffiliated customers. Identifiable assets by segment are those assets, including investment securities, used in the Company's operations in each industry. Corporate and other identifiable assets are principally cash and marketable securities. Segment information, which Company management regularly reviews results in making decisions about resources to be allocated to the segments and in assessing their performance, is summarized in the following table. Information regarding income before income taxes and identifiable assets is not available for two reportable segments - commercial lines and personal lines - property casualty insurance.

                                                   Six Months Ended              Three Months Ended
                                                       June 30,                        June 30,
                                               ------------------------        ------------------------

(in millions)                                    2002            2001            2002            2001
                                               --------        --------        --------        --------
REVENUES
   Commercial lines insurance ..........       $    813        $    693        $    415        $    355
   Personal lines insurance ............            326             306             165             155
   Life insurance ......................             42              40              22              21
   Investment operations ...............            200             218              99             113

   Corporate and other .................              9               6               2               1
                                               --------        --------        --------        --------

        Total revenues .................       $  1,390        $  1,263        $    703        $    645
                                               ========        ========        ========        ========


INCOME (LOSS) BEFORE INCOME TAXES
   Property and casualty insurance .....       $    (35)       $    (30)       $    (44)       $    (39)

   Life insurance ......................            (15)              2             (14)           --
   Investment operations ...............            193             199             102             103
   Corporate and other .................            (18)            (23)            (13)            (13)
                                               --------        --------        --------        --------

        Total income before income taxes       $    125        $    148        $     31        $     51
                                               ========        ========        ========        ========

                                               June 30,     December 31,
                                                 2002           2001
                                               --------       --------
IDENTIFIABLE ASSETS
   Property and casualty insurance .....       $  7,266       $  6,954
   Life insurance ......................          1,821          1,752
   Corporate and other .................          5,446          5,253
                                               --------       --------

       Total identifiable assets .......       $ 14,533       $ 13,959
                                               ========       ========

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

RESULTS OF OPERATIONS

As discussed in greater detail below, premiums earned for the six months ended June 30, 2002, increased $142 (14 percent) over the six months ended June 30, 2001, and premiums earned for the three months ended June 30, 2002, increased $71 (13 percent) over the three months ended June 30, 2001. Investment income, net of expenses, increased $11 (5 percent) compared with the first six months of 2001 and increased $2 (1 percent) compared with the three months ended June 30, 2001. Investment income growth was attributable to cash flow from insurance operations, offset by a decrease in the average yield for the bond portfolio due to bonds with higher yields being reinvested at a lower yield, dictated by the current market. Realized losses on investments amounted to $18 compared with $11 in gains for the comparable six-month period ended June 30, 2001, and $10 of realized losses compared with $6 in gains in the second quarters of 2002 and 2001, respectively.

Insurance losses and policyholder benefits (net of reinsurance recoveries) increased $131 (17 percent) for the first six months of 2002 over the same period in 2001. Second-quarter 2002 losses were $495 compared with $425 in the second quarter of 2001, an increase of $70 (16 percent). For the first six months of 2002 over the same period in 2001, commission expenses increased $28, other operating expenses increased $2, attributable to minimal increases in staff and other internal development costs, and interest expense decreased $3, primarily due to lower short-term interest rates.

Property Casualty Insurance Operations


                Property Casualty Subsidiary Financial Highlights

                                                 Six Months Ended June 30,      Three Months Ended June 30,
                                                   2002            2001            2002            2001
                                                 --------        --------        --------        --------
Net earned premiums*                             $  1,139        $    999        $    580        $    510
Net losses incurred                                   874             746             475             405

GAAP loss ratio                                      76.8%           74.7%           81.9%           79.5%
GAAP expense ratio                                   27.0            29.0            26.2            28.6
GAAP combined ratio                                 103.8%          103.7%          108.1%          108.1%
GAAP combined ratio excluding catastrophes           98.4%           99.5%          100.0%          101.2%

* The above earned premium figures are net of inter- company premiums.

The GAAP combined ratio of 103.8 percent for the six months of 2002 compares with 103.7 percent for the six months ending 2001. The loss and LAE ratio was
76.8 percent, an increase of 2.1 percentage points over the first six months of 2001 and the expense ratio of 27.0 percent was 2.0 percentage points lower than the same period in 2001. The six-month 2002 loss ratio included 5.4 percentage points for catastrophe losses, compared with 4.2 percentage points in the first six months of 2001. As the first and second quarters of both 2002 and 2001 demonstrated, severe weather can cause wide, seasonal swings in our property casualty results. Catastrophe losses in this year's second quarter contributed
8.1 percentage points to the quarter's combined ratio versus 2.6 percentage points in the first quarter of this year. In 2001, catastrophe losses contributed 6.9 percentage points in the second quarter combined ratio and 1.4 percentage points in the first quarter ratio.

The 2002 expense ratio improvement was the result of expenses remaining relatively stable while premiums increased. Higher reinsurance costs in 2002 impacted the 2002 combined ratio by 0.8 percentage points.

Net written premiums for the first six months of 2002 increased by $159, a 15 percent increase, and net earned premiums increased by $140, a 14 percent increase. The premium growth rate is being generated by rate increases and commercial lines renewal premium increases, with total premiums for most commercial lines of business growing at double- digit rates on lower policy counts. We're more aggressively identifying and measuring exposures to match coverage amounts and premiums to the risk. Where this is not possible, we are not renewing accounts. Rate increases will be a major component of growth in earned premium this year and into 2003.

Six-month 2002 commercial lines earned premiums increased by $120, a 17 percent increase over 2001. Commercial written premiums included new business growth of $122, or 13 percent. Six-month 2002 personal lines earned premiums increased $20, a 7 percent increase. Personal written premiums included new business growth of $32, or 41 percent.

The property casualty companies continued to experience higher claims severity with total losses increasing $128, or 17 percent, in the first six months of 2002 compared with the same period in 2001. First-half 2002 losses above $250 thousand (including case reserve increases greater than $250 thousand) were $198 for 340 individual claims, compared with $146 for 262 claims in the same period in 2001. Losses below $250 thousand were $471, $23 (5 percent) above the first half of 2001. Catastrophe losses were higher by $20, due to eight separate wind and hail storms in the first six months of 2002 compared with three in 2001.

The six-month 2002 loss and LAE ratio of 76.8 percent reflected these continuing high levels of claims, with the impact mitigated by the quarter's strong premium growth. The commercial lines loss and LAE ratio was 73.0 percent in 2002 compared with 71.4 percent in 2001. On commercial business, field marketing representatives and underwriters are doing a good job of writing appropriately priced accounts. We are implementing changes to our general liability policy and underwriting guidelines that should reduce contractor- and auto-related losses. Of the 34 losses above $1 million incurred since the beginning of the year, 10 were personal or commercial non-contractor auto losses and 13 were contractor-related general liability or auto losses.

The six-month personal lines loss and LAE ratio was 86.0 percent in 2002, compared with 81.7 percent in the first half of 2001, reflecting both higher losses and the lower growth rate in personal lines premiums. The personal lines loss and LAE ratio in 2002 included 10.3 percentage points for catastrophes versus 8.5 percentage points in 2001.

The homeowner line is an area of concern to the Company, and we've made several changes to improve profitability. Rate increases averaging 10 percent went into effect in most states by the end of the second quarter of 2002. We continue to work with agencies on re-underwriting their homeowner business and selling appropriate limits to cover the full value of the risk. Our updated replacement cost and water damage coverages began to roll out in August. These initiatives are all in the early stages now. While it takes time to apply changes as policies are renewed, we expect to see quarter-over-quarter improvement as we work through the three-year policy cycle.

Property casualty commissions increased $26, or 14 percent, reflecting higher commissions related to the growth of written premiums.

Life and Accident Health Operations

Earned premiums of our life company increased $2 in the first six months of 2002, a 5 percent increase over the same period last year. The premium growth in our life products is mainly attributable to increased sales of both universal life and term insurance.

2002 policyholder benefits increased $3, or 7 percent over the first six months of 2001, as a result of growth in policy reserves related to premium production increases. Commissions increased $2, a 22 percent increase over the first six months of 2001. The increase in commission expense is attributable to a 9 percent growth in net written life insurance premiums and a 27 percent growth in annuities.

Taxes

There was no significant change in the provision for federal income taxes from operations for the six months and three months ending June 2002 compared to the same period in 2001.

Total taxes, licenses and fees increased $2 in the first half of 2002 compared with the first half of 2001, primarily because of changes in estimated amounts due to various states and municipalities.

INVESTMENT OPERATIONS

In the first half of 2002, the Company experienced an increase in unrealized gains on investments, resulting in comprehensive income of $243 in the first six months of 2002 compared with a comprehensive income of $84 in the first six months of 2001. Our top 10 equity holdings produced a $96 increase, net of tax, in unrealized gains in the first six months of 2002.

Investment Income

Pre-tax investment income rose to $218 in the first six months of 2002, compared with $207 in the same period last year, a 5 percent increase. The increase in investment income was driven primarily by greater dividend payouts on our equity portfolio and higher interest earnings because of the growth of the fixed maturities portfolio, generated by the increases on cash flows from operations.

Realized Gains (Losses) on Investments

Realized losses before federal taxes were $18 in the first six months of 2002, compared with realized gains of $11 for the first six months last year. Included in the six-month 2002 net capital loss were write-downs of $31 for investments management deemed impaired, including $8 of WorldCom issues. The second quarter 2002 net capital losses included $25 of write-downs. There were no asset impairments in the first half 2001.

The Company's Asset Impairment Committee continually monitors investments and other assets that have fair values that are less than carrying amounts for signs of other-than-temporary impairment. Factors such as the amount and timing of declines in fair values, events impacting the issuer, the significance of the declines, the length of time (six to nine months) of the declines, duration of fixed-maturity securities, and interest payment defaults, among others, are considered when determining investment impairment.

Market Risk

The Company could incur losses due to adverse changes in market rates and prices. The Company's primary market risk exposures are to changes in price for equity securities and changes in interest rates and credit ratings for fixed maturity securities. The Company could alter the existing investment portfolios or change the character of future investments to manage exposure to market risk. CFC, with the Board of Directors, administers and oversees investment risk through the Investment Committee, which provides executive oversight of investment activities. The Company has specific investment guidelines and policies that define the overall framework used daily by investment portfolio managers to limit the Company's exposure to market risk and there have been no significant changes to these guidelines during the six months ended June 30, 2002.

OUTLOOK

Over the long-term, the Company continues to seek premium growth in excess of industry averages, a return to historic profitability levels in its segments through stringent underwriting practices, and growth of investment income.

Property Casualty Insurance Operations

The Company believes it can continue to increase earned premiums for the remainder of 2002 in line with the 14 percent growth rate of the first half of this year. In addition, the Company has targeted a return to its five year (1995-1999) average statutory and GAAP combined ratio of 101.3 percent, assuming catastrophe losses for the remainder of the year in the range of 2 to 3 percentage points.

Property casualty ceded reinsurance premiums increased by $76 for the first six months of 2002 compared with the first six months of 2001, adding approximately
0.8 percentage points to the 2002 combined ratio and reducing earnings per share by 6 cents. Management continues to project the total 2002 impact of increased ceded premiums will reduce earnings per share by 12 cents per share.

In the fourth quarter of 2000, the Company established a $110 reserve for Ohio uninsured, underinsured motorists claims, as a result of two Ohio Supreme Court decisions affecting all auto insurers in the state. In the first half of 2002, $28 of new claims was recorded, reducing the remaining reserves for such claims to $28. Management is monitoring the level of claims closely, although it believes the reserve is adequate to cover additional claims that may arise during 2002. Management will continue to monitor these claims and revise its estimates of the related ultimate liabilities and reserves accordingly.

Investment Operations

Investment income grew 5 percent in the first six months of 2002 compared with the same period in 2001 due to the factors stated above. The Company anticipates investment income growth will be in the 5 to 6 percent range for the remainder of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Management expects cash flow generated from operations will continue to be the Company's primary source of newly invested funds.

First half 2002 cash flow from operating activities was $305, up slightly from $296 in the first half 2001. Cash flow used for investing activities was $201 in the first half of 2002, compared with $242 in the same period last year. This decrease was largely the result of uninvested cash. Cash flow used for financing activities was $76 this year, compared with $71 last year.

Debt

The Company's 5.5 percent convertible senior debentures matured on May 1, 2002. The outstanding debentures at that date were substantially all converted to common stock.

Dividends

The Company declared a dividend of 22-1/4 cents per share, payable July 15, 2002, for shareholders of record on June 22, 2002. This dividend was an increase of 6 percent over the second quarter 2001.

Common Stock Repurchases

The Company's Board of Directors has authorized the repurchase of outstanding shares. At June 30, 2002, 7.6 million shares remained authorized for repurchase at any time in the future. During the first half of 2002, 284 thousand shares were repurchased at a cost of $11 and an additional 264 thousand shares were repurchased following the end of the second quarter, bringing the total repurchases since the board's 1996 authorization to 13.5 million shares.

OTHER MATTERS

Significant Accounting Policies

The Company did not change any significant accounting policies during the three or six-month periods ended June 30, 2002, from those utilized in the preparation of the consolidated financial statements as of and for the year ended December 31, 2001. Please refer to the Company's Annual Report to Shareholders incorporated by reference within that Form 10-K for a discussion of significant accounting policies.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders

On April 6, 2002, the registrant held its Annual Meeting of Stockholders for which the Board of Directors solicited proxies; all nominees named in the Registrant's Proxy Statement were elected.

                                                Shares (in millions)

                                             For           Against/Abstain
                                             ---           ---------------
          W. Rodney McMullen                 141                  2
          James G. Miller                    141                  2
          Thomas R. Schiff                   140                  3
          Frank J. Schultheis                140                  3
          Larry R. Webb                      140                  3


A proposal was made to require the Board to nominate independent directors to constitute a majority of the Board and 100 percent of the audit, nominating and compensation committees.

                                                Shares (in millions)

                                             For           Against/Abstain
                                             ---           ---------------
                                              29                 97


A proposal to adopt Stock Option Plan VII was approved.

                                                Shares (in millions)

                                             For           Against/Abstain
                                             ---           ---------------

                                              136                 7

ITEM 5.   Other Information

          No matters to report.

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit 11--Statement re-computation of Per Share Earnings.

               Exhibit 99.1--Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               Exhibit 99.2--Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) The Company was not required to file any reports on Form 8-K during the quarter ended June 30, 2002.



                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CINCINNATI FINANCIAL CORPORATION
                                           (Registrant)

Date   August 13, 2002
    ---------------------
                                           By /s/ Kenneth W. Stecher
                                              -----------------------------
                                              Kenneth W. Stecher
                                              Chief Financial Officer