Form 10-Q
period 2002-09-30
CINCINNATI FINANCIAL CORP
filed 2002-11-15
CIK 20286

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                          Commission File Number 0-4604

                        CINCINNATI FINANCIAL CORPORATION

      An Ohio Corporation                                   IRS Employer I.D.
                                                              No. 31-0746871

                             6200 South Gilmore Road
                           Fairfield, Ohio 45014-5141
                                 (513) 870-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   YES X    NO


Securities registered pursuant to Section 12(g) of the Act:

$2.00 Par Common - 161,490,000 shares outstanding at October 31, 2002

$419,651,000 of 6.9% Senior Debentures Due 2028

                     CINCINNATI FINANCIAL CORPORATION 10-Q

                          ITEM I - FINANCIAL STATEMENTS

                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             (UNAUDITED)
(Dollars in millions except per share data)                                  September 30,  December 31,
                                                                                  2002          2001
                                                                             -------------  ------------
 ASSETS
  Investments:
      Fixed maturities (cost: 2002--$3,119; 2001--$3,012)                     $  3,156      $  3,010
      Equity securities (cost: 2002--$2,358; 2001--$2,174)                       7,816         8,495
      Other invested assets                                                         69            66
  Cash                                                                             171            93
  Investment income receivable                                                      92            93
  Finance receivables                                                               33            27
  Premiums receivable                                                              850           732
  Reinsurance receivables                                                          485           515
  Deferred policy acquisition costs                                                318           286
  Property and equipment, net, for Company use
    (accumulated depreciation: 2002--$148; 2001--$135)                             131           125
  Other assets                                                                     148           127
  Separate accounts                                                                415           390
                                                                              --------      --------
      TOTAL ASSETS                                                            $ 13,684      $ 13,959
                                                                              ========      ========

LIABILITIES
  Insurance reserves:
      Losses and loss expenses                                                $  3,068      $  2,932
      Life policy reserves                                                         792           674
  Unearned premiums                                                              1,230         1,062
  Other liabilities                                                                348           283
  Federal income taxes:
      Current                                                                        8            10
      Deferred                                                                   1,703         2,001
  Notes payable                                                                    183           183
  6.9% senior debentures due 2028                                                  420           420
  5.5% convertible senior debentures due 2002                                        0             6
  Separate Accounts                                                                415           390
                                                                              --------      --------
      TOTAL LIABILITIES                                                          8,167         7,961
                                                                              --------      --------

SHAREHOLDERS' EQUITY
  Common stock, par value -- $2 per share; authorized 200 million shares;
      issued shares: 2002 --176 million; 2001--175 million;
      outstanding shares: 2002--162 million; 2001--162 million                     352           350
  Paid-in capital                                                                  296           284
  Retained earnings                                                              1,751         1,678
  Accumulated other comprehensive income- unrealized
      gains on investments and derivatives                                       3,581         4,113
                                                                              --------      --------
                                                                                 5,980         6,425
  Less treasury stock at cost (2002--14 million shares;
      2001--13 million shares)                                                    (463)         (427)
                                                                              --------      --------
      TOTAL SHAREHOLDERS' EQUITY                                              $  5,517      $  5,998
                                                                              ========      ========
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 13,684      $ 13,959
                                                                              ========      ========


Accompanying notes are an integral part of these condensed consolidated financial statements.

                      CINCINNATI FINANCIAL CORPORATION 10-Q


                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(In millions except share data)
                                                        Nine months ended September 30,      Three months ended September 30,
                                                       --------------------------------      --------------------------------
                                                           2002               2001               2002               2001
                                                       -------------      -------------      -------------      -------------
REVENUES
  Net earned premiums
        Property casualty                              $       1,749      $       1,519      $         610      $         520
        Life                                                      60                 55                 21                 17
        Accident health                                            3                  3                  1                  1
                                                       -------------      -------------      -------------      -------------
        Net earned premiums                                    1,812              1,577                632                538
  Net investment income                                          331                313                113                106
  Realized (losses) gains on investments                         (34)                 8                (16)                (3)
  Other income                                                    12                  9                  2                  3
                                                       -------------      -------------      -------------      -------------
        TOTAL REVENUES                                         2,121              1,907                731                644
                                                       -------------      -------------      -------------      -------------

BENEFITS AND EXPENSES
  Insurance losses and policyholder benefits                   1,360              1,227                448                445
  Commissions                                                    345                297                120                100
  Other operating expenses                                       150                136                 53                 41
  Taxes, licenses and fees                                        51                 44                 19                 15
  Increase in deferred policy acquisition costs                  (32)               (22)                (9)                (6)
  Interest expenses                                               26                 30                  9                 10
  Other expenses                                                   6                 13                  1                  5
                                                       -------------      -------------      -------------      -------------
        TOTAL BENEFITS AND EXPENSES                            1,906              1,725                641                610
                                                       -------------      -------------      -------------      -------------
INCOME BEFORE INCOME TAXES                                       215                182                 90                 34
                                                       -------------      -------------      -------------      -------------

PROVISION (BENEFIT) FOR INCOME TAXES
  Current                                                         44                 38                 15                 11
  Deferred                                                       (11)               (13)                 3                (13)
                                                       -------------      -------------      -------------      -------------
        TOTAL PROVISION (BENEFIT) FOR INCOME TAXES                33                 25                 18                 (2)
                                                       -------------      -------------      -------------      -------------

NET INCOME                                             $         182      $         157      $          72      $          36
                                                       =============      =============      =============      =============

PER COMMON SHARE:
  Net income (basic)                                   $        1.12      $        0.98      $        0.44      $        0.23
                                                       =============      =============      =============      =============
  Net income (diluted)                                 $        1.11      $        0.97      $        0.44      $        0.22
                                                       =============      =============      =============      =============
  Cash dividend declared                               $        0.67      $        0.63      $        0.22      $        0.21
                                                       =============      =============      =============      =============

Average shares outstanding (basic)                       161,971,032        161,022,373        161,965,384        159,277,116
Average shares outstanding (diluted)                     163,491,420        163,296,968        163,222,154        161,846,406


Accompanying notes are an integral part of these condensed consolidated financial statements.

                      CINCINNATI FINANCIAL CORPORATION 10-Q

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



(In millions)

                                                           Nine Months Ended September 30, 2001 and 2002
                                  ------------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                                                                                     Other              Total
                                  Common      Stock       Treasury       Paid-In     Retained     Comprehensive      Shareholders'
                                  Shares      Amount        Stock        Capital     Earnings         Income             Equity
                                  ------     --------     --------      ---------    --------     -------------      -------------
BALANCE AT DECEMBER 31, 2000       173      $  346        $ (381)         $ 254      $ 1,620          $ 4,156           $ 5,995

                                                                                                                        =======
Net income                                                                               157                                157
Change in accumulated other
   comprehensive income, net
   of income taxes of $62                                                                               (114)              (114)
                                                                                                                        -------
Comprehensive income                                                                                                         43
Dividends declared                                                                      (101)                              (101)
Purchase/issuance
   of treasury shares                                        (37)                                                           (37)
Stock options exercised                          1                            9                                              10
Conversion of debentures             1           2                           14                                              16
                                  ----       -----         ------         -----      -------          -------           -------
BALANCE AT SEPTEMBER 30, 2001      174       $ 349        $ (418)         $ 277      $ 1,676          $ 4,042           $ 5,926
                                  ====       =====        ======          =====      =======          =======           =======
BALANCE AT DECEMBER 31, 2001       175       $ 350        $ (427)         $ 284      $ 1,678          $ 4,113           $ 5,998
                                                                                                                        -------
Net income                                                                               182                                182
Change in accumulated other
   comprehensive income, net
   of income taxes of $286                                                                               (532)             (532)
                                                                                                                        -------
Comprehensive income                                                                                                       (350)
Dividends declared                                                                      (108)                              (108)
Purchase/issuance
   of treasury shares                                        (36)                                                           (36)
Stock options exercised                          1                            6                                               7
Conversion of debentures             1           1                            6          (1)                                  6
                                  ----       -----         ------         -----      -------          -------           -------
BALANCE AT SEPTEMBER 30, 2002      176       $ 352        $ (463)         $ 296      $ 1,751          $ 3,581           $ 5,517
                                  ====       =====        ======          =====      =======          =======           =======


Accompanying notes are an integral part of these condensed consolidated financial statements.

                      CINCINNATI FINANCIAL CORPORATION 10-Q
                CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In millions)


                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                                ------------------------
                                                                                                      2002       2001
                                                                                                      ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
              Net income                                                                             $ 182      $ 157
              Adjustments to reconcile operating income
                 to net cash provided by operating activities:
                    Depreciation and amortization                                                       14         19
                    Realized gains on investments                                                       34         (8)
                    Interest credited to contractholders                                                15         14
              Changes in:
                 Investment income receivable                                                            1         (2)
                 Premiums and reinsurance receivable                                                  (130)       (76)
                 Deferred policy acquisition costs                                                     (32)       (22)
                 Other assets                                                                           19         18
                 Loss and loss expense reserves                                                        186        153
                 Life policy reserves                                                                  104         34
                 Unearned premiums                                                                     168        120
                 Other liabilities                                                                      13         43
                 Deferred income taxes                                                                 (12)       (13)
                 Current income taxes                                                                   (3)        60
                                                                                                     -----      -----
                    NET CASH PROVIDED BY OPERATING ACTIVITIES                                          559        497
                                                                                                     =====      =====

CASH FLOWS FROM INVESTING ACTIVITIES:
              Sale of fixed maturities                                                                  64         22
              Call or maturity of fixed maturities investments                                         222        167
              Sale of equity securities investments                                                     29        105
              Collection of finance receivables                                                         11         11
              Purchase of fixed maturities investments                                                (429)      (382)
              Purchase of equity securities investments                                               (204)      (206)
              Investment in land, buildings and other equipment                                        (20)       (12)
              Investment in finance receivables                                                        (17)        (9)
              Investment in other invested assets                                                       (4)         3
                                                                                                     -----      -----
                   NET CASH USED IN INVESTING ACTIVITIES                                              (348)      (301)
                                                                                                     =====      =====

CASH FLOWS FROM FINANCING ACTIVITIES:
              Payment of cash dividends to shareholders                                               (107)       (99)
              Purchase/issuance of treasury shares, net                                                (36)       (37)
              Increase in notes payable                                                                  0          5
              Proceeds from stock options exercised                                                      7         10
              Contract holder funds deposited                                                           17         16
              Contract holder funds withdrawn                                                          (14)       (14)
                                                                                                     -----      -----
                    NET CASH USED IN FINANCIAL ACTIVITIES                                             (133)      (119)
                                                                                                     -----      -----

Net increase in cash                                                                                    78         77
Cash at the beginning of the period                                                                     93         60
                                                                                                     -----      -----
CASH AT THE END OF THE PERIOD                                                                        $ 171      $ 137
                                                                                                     =====      =====
Supplemental disclosures of cash flow information
              Interest paid                                                                          $  18      $  23
                                                                                                     =====      =====
              Income taxes paid (refunded)                                                           $  47      $ (24)
                                                                                                     =====      =====
The company converted the following securities during the nine-month periods ended September 30:
              Conversion of 5.5% senior debentures to common stock                                   $   6      $  17
                                                                                                     =====      =====
              Conversion of fixed maturity to equity security investments                            $  38      $  48
                                                                                                     =====      =====


Accompanying notes are an integral part of these condensed consolidated financial statements.

                      CINCINNATI FINANCIAL CORPORATION 10-Q

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

The preceding summary of financial information for Cincinnati Financial Corporation and consolidated subsidiaries is unaudited but the company believes that all adjustments (consisting only of normal recurring accruals) necessary for fair presentation have been made. The results of operations for this interim period are not necessarily an indication of results to be expected for the remaining three months of the year. The sum of the quarterly reported amounts may not equal the full year as each is computed independently.

INVESTMENTS -- Fixed maturities and equity securities have been classified as available for sale and are carried at fair values at September 30, 2002, and December 31, 2001.

UNREALIZED GAINS AND LOSSES (in millions) -- The increases (decreases) in unrealized gains for fixed maturities and equity securities, net of income tax effects, are as follows:

                          Nine months ended         Three months ended
                             September 30,             September 30,
                         ------------------         ------------------
                          2002         2001          2002         2001
                         -----        -----         -----        -----
Fixed maturities         $  25        $  28         $  (5)       $  (9)
Equity securities         (557)        (142)         (659)         (68)
                         -----        -----         -----        -----
  Total                  $(532)       $(114)        $(664)       $ (77)
                         =====        =====         =====        =====

Such amounts are included as additions to (deductions from) shareholders' equity.

REINSURANCE (in millions) -- Premiums earned are net of premiums on ceded business, and insurance losses and policyholder benefits are net of reinsurance recoveries in the accompanying statements of income as follows:

                               Nine months ended         Three months ended
                                  September 30,             September 30,
                              ------------------         ------------------
                               2002         2001          2002         2001
                              -----        -----         -----        -----
Ceded premiums                $251         $122          $ 95         $ 45
                              ====         ====          ====         ====
Reinsurance recoveries        $ 80         $139          $ 38         $ 36
                              ====         ====          ====         ====

NEW ACCOUNTING STANDARDS - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" in April 2002, SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal" in June 2002 and SFAS No. 147 "Accounting for Certain Acquisitions of Banking or Thrift Institutions - an amendment of FASB Statement No. 72 and 144 and FASB Interpretations No. 9" in October 2002. The adoption of SFAS No. 145, SFAS No. 146 and SFAS No. 147 will not have a material impact on the company's consolidated financial position or results of operations.

RECLASSIFICATIONS -- Certain prior amounts have been reclassified to conform with the current period classifications.

                      CINCINNATI FINANCIAL CORPORATION 10-Q


NOTE II - STOCK OPTIONS

The company has primarily qualified stock option plans under which options are granted to employees of the company at prices which are not less than market price at the date of grant and which are exercisable over 10-year periods. On September 30, 2002, outstanding options for Stock Plan IV totaled 1,276,813 shares with purchase prices ranging from a low of $14.63 to a high of $42.87; outstanding options for Stock Plan V totaled 1,172,617 shares with purchase prices ranging from a low of $20.47 to a high of $45.37; and outstanding options for Stock Plan VI totaled 4,829,718 shares with purchase prices ranging from a low of $29.38 to a high of $41.61. The company has not granted any options from Stock Plan VII as of September 30, 2002.

The company estimated that the impact of expensing stock options, using a fair value method (Black-Scholes) permitted by Statement of Financial Accounting Standard No. 123, would reduce net income per share by approximately 2 cents for the nine-month period ended September 30, 2002.

                      CINCINNATI FINANCIAL CORPORATION 10-Q


NOTE III - SEGMENT INFORMATION

The company is organized and operates principally in two industries and has four reportable segments - commercial lines property casualty insurance, personal lines property casualty insurance, life insurance and investment operations. The accounting policies of the segments are the same as those described in Note I - Accounting Policies. Revenue is primarily from unaffiliated customers. Identifiable assets by segment are those assets, including investment securities, used in the company's operations in each industry. Corporate and other identifiable assets are principally cash and marketable securities. Company management regularly reviews the segment information results in making decisions about resources to be allocated to the segments and in assessing their performance.

Segment information is summarized in the following table. Information regarding income before income taxes and identifiable assets is not available for two reportable segments, commercial lines insurance and personal lines insurance, which are shown together for these purposes as property casualty insurance.

(In millions)
                                                        Nine months ended             Three months ended
                                                           September 30,                 September 30,
                                                    ------------------------         ------------------------
                                                      2002            2001             2002            2001
                                                    --------         -------         --------         -------
REVENUES
  Commercial lines insurance                         $ 1,253         $ 1,057          $   440         $   364
  Personal lines insurance                               496             462              170             156
  Life insurance                                          63              58               22              18
  Investment operations                                  297             321               97             103
  Corporate and other                                     12               9                2               3
                                                     -------         -------          -------         -------
      TOTAL REVENUES                                 $ 2,121         $ 1,907          $   731         $   644
                                                     =======         =======          =======         =======

INCOME (LOSS) BEFORE INCOME TAXES
  Property casualty insurance                        $   (17)        $   (78)         $    18         $   (47)
  Life insurance                                         (36)              2              (21)              0
  Investment operations                                  297             296              104              96
  Corporate and other                                    (29)            (38)             (11)            (15)
                                                     -------         -------          -------         -------
      TOTAL INCOME (LOSS) BEFORE INCOME TAXES        $   215         $   182          $    90         $    34
                                                     =======         =======          =======         =======


                                                  September 30,    December 31,
                                                       2002            2001
                                                  -------------    ------------
IDENTIFIABLE ASSETS
  Property casualty insurance
  Life insurance                                     $ 6,869         $ 6,954
  Corporate and other                                  1,857           1,752
                                                       4,958           5,253
      TOTAL IDENTIFIABLE ASSETS                      -------         -------
                                                     $13,684         $13,959
                                                     =======         =======

                      CINCINNATI FINANCIAL CORPORATION 10-Q

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN MILLIONS)

INTRODUCTION

This Management Discussion is intended to supplement the data contained in the condensed consolidated financial statements and related notes of Cincinnati Financial Corporation and subsidiaries.

FORWARD-LOOKING STATEMENTS

The following discussion contains certain forward-looking statements that involve potential risks and uncertainties. The company's future results could differ materially from those discussed. Factors that could cause or contribute to such differences include, but are not limited to: unusually high levels of catastrophe losses due to changes in weather patterns or other causes; increased frequency and/or severity of claims; environmental events or changes; insurance regulatory actions, legislation or court decisions that increase expenses or place the company at a disadvantage in the marketplace; adverse outcomes from litigation or administrative proceedings; recession or other economic conditions resulting in lower demand for insurance products; sustained decline in overall stock market values negatively affecting the company's equity portfolio, in particular a continued and sustained decline in the market value of Fifth Third Bancorp shares; events that lead to a significant decline in the market value of a particular security and impairment of the asset; delays in the development, implementation and benefits of technology enhancements; and decreased ability to generate growth in investment income.

Further, the company's insurance businesses are subject to the effects of changing social, economic and regulatory environments. Public and regulatory initiatives have included efforts to adversely influence and restrict premium rates, restrict the ability to cancel policies, impose underwriting standards and expand overall regulation. The company is also subject to public and regulatory initiatives that can affect the market value for its common stock, such as recent measures impacting corporate financial reporting and governance. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

Readers are cautioned that the company undertakes no obligation to review or update the forward-looking statements included in this material.

RESULTS OF OPERATIONS

As discussed in greater detail below, total revenues advanced 11 percent to $2,121 for the nine-month period and 13.5 percent to $731 million for the three-month period ending September 30, 2002. Revenue growth was driven by:

- Earned premiums -- Earned premiums for the nine months ended September 30, 2002, increased $235 (15 percent) over the nine months ended September 30, 2001; and earned premiums for the three months ended September 30, 2002, increased $94 (17 percent) over the three months ended September 30, 2001.

- Investment income -- Investment income, net of expenses, increased $18 (6 percent) compared with the first nine months of 2001 and increased $7 (7 percent) compared with the three months ended September 30, 2001. Growth was attributable to positive cash flow from insurance operations and reinvestment of investment income, offset by a decrease in the average yield for the bond portfolio as proceeds from higher-yielding called or redeemed bonds were reinvested at lower prevailing interest rates.

- Realized losses -- Realized losses on investments were $34 compared with $8 in gains for the comparable nine-month periods ended September 30, 2002 and 2001, respectively; and realized losses of $16 compared with $3 in losses in the third quarters of 2002 and 2001, respectively.

                      CINCINNATI FINANCIAL CORPORATION 10-Q

Insurance losses and policyholder benefits (net of reinsurance recoveries) increased $133 (11 percent) for the first nine months of 2002 over the same period in 2001. Third-quarter 2002 losses were $448 compared with $445 in the third quarter of 2001, an increase of $3 (1 percent). For the first nine months of 2002 compared with the same period in 2001, commission expenses increased $48, related to premium growth; other operating expenses increased $14, attributable to minimal increases in staff and other internal development costs; and interest expense decreased $4, primarily due to lower short-term interest rates.

PROPERTY CASUALTY INSURANCE OPERATIONS

(Dollars in millions)

                                                       Nine months ended                      Three months ended
                                                         September 30,                           September 30,
                                                 ---------------------------               -----------------------
                                                   2002                2001                  2002             2001
                                                   ----                ----                  ----             ----
Net earned premiums                              $ 1,749             $ 1,519               $ 610             $ 520
Net losses incurred                                1,302               1,174                 427               428
GAAP ratios:
   Loss and loss expense ratio                      74.3%               77.2%               70.0%             82.3%
   Underwriting expense ratio                       27.1%               28.4%               27.4%             27.3%
   Combined ratio                                  101.4%              105.6%               97.4%            109.6%
   Combined ratio excluding catastrophes            97.6%              102.0%               96.6%            107.0%

Net written premiums for the first nine months of 2002 increased by $251, or 15 percent, and net earned premiums increased by $230, or 15 percent. This growth represents improved pricing and tightened underwriting, with new business written on a case-by-case basis.

The GAAP combined ratio of 101.4 percent for the first nine months of 2002 improved from 105.6 percent for the comparable 2001 period. The loss and LAE ratio improved to 74.3 percent, 2.9 percentage points lower than the first nine months of 2001 and the expense ratio of 27.1 percent improved 1.3 percentage points versus the same period in 2001. The nine-month 2002 loss ratio included
3.8 percentage points for catastrophe losses, compared with 3.6 percentage points in the first nine months of 2001. Severe weather can cause wide, seasonal swings in our quarterly property casualty results. Catastrophe losses in this year's third-quarter contributed 0.8 percentage points to the quarter's combined ratio versus 8.1 percentage points in the second quarter 2002. In 2001, catastrophe losses contributed 2.6 percentage points to the third quarter combined ratio and 6.9 percentage points to the second-quarter ratio. The 2002 expense ratio improvement was the result of expenses remaining relatively stable while premiums increased. Higher reinsurance costs in 2002 affected the nine-month combined ratio by 0.8 percentage points.

Property casualty losses increased $128, or 11 percent, for the first nine months of 2002 compared with the same period in 2001. Nine-month 2002 losses above $250 thousand (including case reserve increases greater than $250 thousand) were $298 for 510 claims, compared with $242 for 428 claims in the same period in 2001. Losses below $250 thousand were $726, up $19 over the first nine months of 2001. Catastrophe losses were higher by $11, due to nine separate wind and hail storms in the first nine months of 2002 compared with five in the first nine months of 2001.

Nine-month 2002 property casualty commissions increased $44, or 16 percent, in line with the growth of written premiums.

                      CINCINNATI FINANCIAL CORPORATION 10-Q


COMMERCIAL LINES

(Dollars in millions)
                                            Nine months ended                  Three months ended
                                               September 30,                     September 30,
                                         ------------------------            -----------------------
                                           2002             2001              2002             2001
                                         -------          -------            ------            -----
Net earned premiums                      $ 1,253          $ 1,057             $ 442            $ 364
Net losses incurred                          889              787               296              291
GAAP ratios:
   Loss and loss expense ratio             71.0%            74.5%             67.0%            79.8%
   Loss and loss expense ratio
      excluding catastrophes               68.3%            71.9%             65.7%            77.2%

Nine-month 2002 commercial lines earned premiums rose 19 percent and net written premiums rose 18 percent to $1,353. Third-quarter earned premiums rose 21 percent and net written premiums rose 19 percent. Commercial lines represents 72 percent of the company's total property casualty business. New business growth accelerated to 30 percent in the third quarter 2002 from 13 percent in the first half of 2002. This growth is due to a combination of improved pricing, improved adequacy of coverage limits sold and premiums charged in relation to risk exposures and improved service from field representatives whose frequent presence in agents' offices brings increased opportunities to write new accounts. The company has tightened underwriting of new and renewal business, particularly contractors and homeowners policies, for which one-year terms are being offered where competition or regulation makes multi-year policy terms impractical. Workers compensation new business fell 8 percent as the company remained very selective about the business it chose to write at current rates.

Commercial lines losses increased only $5 (2 percent) in the third quarter 2002, compared with the same quarter in 2001. Nine-month 2002 losses rose $102 (13 percent), compared with 2001. Nine-month 2002 losses above $250 thousand were $245 for 385 claims, compared with $205 for 352 claims in the same period in 2001. Losses below $250 thousand were $440, up $19 over the first nine months of 2001. Increasing severity of contractor and auto-related losses has contributed to the higher level of large losses above $250 thousand since the beginning of 2001. To address this issue, the company is implementing more adequate pricing, as well as changes to our general liability policy and underwriting guidelines that should reduce exposure to these types of losses.

Catastrophe losses were $34 in the first nine months of 2002, up $9 over the same period last year.

The nine-month 2002 GAAP loss and loss expense ratio was 71.0 percent, improved from 74.5 percent in the first nine months of 2001. The third-quarter ratio was
67.0 percent, improved from 79.7 percent in the third quarter of 2001. Both ratios improved due mostly to higher premiums.

                      CINCINNATI FINANCIAL CORPORATION 10-Q

PERSONAL LINES

(Dollars in millions)
                                              Nine months ended                Three months ended
                                                September 30,                      September 30,
                                           ----------------------             ----------------------
                                            2002             2001              2002             2001
                                           -----            -----             -----            -----
Net earned premiums                        $ 496            $ 462             $ 170            $ 156
Net losses incurred                          412              387               132              137
GAAP ratios:
   Loss and loss expense ratio              83.1%            83.8%             77.5%            88.1%
   Loss and loss expense ratio
      excluding catastrophes                76.5%            77.3%             78.1%            85.6%

Nine-month 2002 personal lines earned premiums rose 8 percent and net written premiums rose 10 percent. Third-quarter earned premiums rose 9 percent and net written premiums rose 12 percent. New business increased 22 percent in the third quarter 2002, compared with the third quarter 2001. This is due to a combination of higher rates, improved adequacy of coverage limits sold and premiums charged in relation to risk exposures, and increased opportunities to write new accounts as agents and policyholders in the uncertain marketplace perceive the value of the company's high financial strength ratings and stability.

Kansas agencies began using an initial version of the company's new integrated processing system for six lines of personal insurance in August 2002. This system offers agencies more control and more choices, such as agency or direct billing and printing at the company's headquarters or at the agency offices. The company continues state-by-state development of the system and plans to roll out this software to Michigan and Indiana agencies in 2003.

Nine-month 2002 personal lines losses rose $25 (7 percent), compared with 2001, but decreased $6 (4 percent) for the third quarter of 2002, compared with the same quarter in 2001. Nine-month 2002 losses above $250 thousand were $53 for 107 claims, compared with $37 for 75 claims in the same period in 2001. Losses below $250 thousand were $286 for both nine-month periods.

Catastrophe losses were $34 for the first nine months of 2002, an increase of $4 over the same period last year.

The nine-month 2002 loss and loss expense ratio was 83.1 percent, compared with
83.8 percent in the first nine months of 2001. The third-quarter ratio was 77.5 percent, improved from 88.1 percent in the third quarter of 2001. Both ratios improved primarily due to higher premiums.

The loss and LAE ratio for the homeowner line, which represents approximately 34 percent of personal lines earned premium, was 98.7 percent for the first nine months of 2002 and 85.1 percent for the third quarter, well above levels the company considers acceptable. To improve profitability in the homeowners line, the company has focused on several issues and corrective actions:

- Inadequate Rates - Increases averaging 10 percent went into effect in most states by the end of the third quarter of 2002, with additional rate increases already approved for early 2003 in several of the company's largest premium volume states. Rate changes are applied to new business in an approved state and to existing three-year policies as they come up for renewal. Significant earned premium increases are expected over the next three years as policies renew.

                      CINCINNATI FINANCIAL CORPORATION 10-Q

- The need to more strictly underwrite and measure insured values - Selected agencies are participating in a homeowner re-underwriting program. The company is working with agencies to offer higher deductibles and verify insurance to value levels with building coverage increases averaging about 15 percent.

- The need to update products to increase control over risk and pricing - Updated replacement cost and water damage coverage endorsements began to roll out in September in three major personal lines states, Ohio, Michigan and Indiana. Policyholders now choose the level of coverage they need and pay a separate charge which is reflected in their premium.

These initiatives are all in their early stages and will be applied as policies are renewed or new business is written. As a result, management anticipates quarter-over-quarter improvement in profitability of the homeowners line as they work through the three-year policy cycle, assuming catastrophes remain in an acceptable range.

LIFE AND ACCIDENT HEALTH OPERATIONS

Net earned premiums of the company's life subsidiary increased $5 in the first nine months of 2002, up 9 percent over the same period last year. The premium growth in our life products is mainly attributable to increased sales of both universal life and term insurance. Net written premiums for the first nine months of 2002 increased by $71, up 94 percent. This growth includes a $33 single-premium bank owned life insurance policy and an increase of $32 in annuities as agents continued to market attractive annuity features including guaranteed interest and fixed income.

2002 policyholder benefits (net of reinsurance recoveries) increased $6, or 11 percent over the first nine months of 2001, as a result of growth in policy reserves related to premium production increases. 2002 commissions increased $4, up 27 percent over the first nine months of 2001. The increase in commission expense is attributable to 59 percent growth of net written life insurance premiums and 438 percent growth of annuities written. 2002 other operating expenses increased $5, up 37 percent over the first nine months of 2001 principally due to higher regulatory and legal expenses.

TAXES

There was no significant change in the provision for federal income taxes from operations for the nine months ending September 2002 compared with the same period in 2001.

Nine-month 2002 total taxes, licenses and fees increased $7 over the comparable 2001 period, primarily because of changes in estimated amounts due to various states and municipalities.

INVESTMENT OPERATIONS

The market value of the company's investments portfolio was $11,041 and $11,571 at September 30, 2002 and December 31, 2001, respectively. These investments made up 81 percent of the company's $13,684 assets at September 30, 2002, compared with 83 percent at December 31, 2001.

The company's primary investment strategy is to maintain liquidity to meet both immediate and long-range insurance obligations through the purchase and maintenance of medium-risk fixed-maturity bonds and equity securities. Investment decisions on an individual insurance company basis are influenced by insurance regulatory and statutory requirements that protect policyholders from investment risk. Cash generated from insurance operations is invested almost entirely in corporate, municipal, public utility and other fixed-maturity or equity securities. Such securities are evaluated prior to purchase based on yield and risk. Investments are primarily publicly-traded securities, classified as available-for-sale in the accompanying financial statements. Changes in the fair value of these securities are reported in other comprehensive income, net of tax.

                      CINCINNATI FINANCIAL CORPORATION 10-Q

The company also invests in convertible bonds and convertible preferred stocks with conversion features that enhance the overall value of the security. Management believes that investments in convertible securities pose no significant risk to the company or its portfolio due to the relatively high quality of the securities. Changes in the value of embedded derivative features of these convertible securities are recognized in earnings currently.

In the first nine months of 2002, the company experienced an increase in unrealized losses on investments, resulting in comprehensive loss of $350 in the first nine months of 2002 compared with a comprehensive income of $43 in the first nine months of 2001. Our 10 largest equity holdings produced a $472 decrease, net of tax, in unrealized gains in the first nine months of 2002. As of October 31, 2002, the 10 largest equity holdings had recouped $215, after tax, above their value at September 30, 2002, increasing book value $1.35 per share.

INVESTMENT INCOME

Pre-tax investment income rose to $331 in the first nine months of 2002, compared with $313 in the same period last year, up 6 percent. The increase was driven primarily by greater dividend payouts from equity holdings and greater interest earnings from a larger fixed maturities portfolio, with growth generated by the increased cash flows from operations.

REALIZED GAINS (LOSSES) ON INVESTMENTS

Realized losses before federal taxes were $34 in the first nine months of 2002, compared with realized gains of $8 for last year's first nine months included the following:

- $39 in write-downs of investments management deemed had experienced an "other-than-temporary" decline in market value. The third-quarter 2002 net capital losses included $8 of write-downs. The company's Asset Impairment Committee continually monitors investments and other assets that have fair values that are less than carrying amounts for signs of other-than-temporary impairment. Among other factors, management considers the amount and timing of declines in fair values, events impacting the issuer, the significance of the declines in fair values, the length of time of the declines, duration of fixed-maturity securities, and interest payment defaults, among others, when determining investment impairment. Impaired assets remain in the company's portfolio at the reduced value.

- $9 in fair value declines in the first nine months of 2002 versus $1 in fair value increases in the first nine months of 2001 due to the application of Statement of Financial Accounting Standard No. 133, which measures the fluctuations in the value of the embedded derivative features in convertible securities.

- $14 in gains in the first nine months of 2002 from assets sold in the normal course of the company's investing activities compared with $7 in gains in the first nine months of 2001.

MARKET RISK

The company could incur losses due to adverse changes in market rates and prices. The primary market risk exposures are to changes in price for equity securities and changes in interest rates and credit ratings for fixed maturity securities. The company could alter the existing investment portfolios or change the character of future investments to manage exposure to market risk. CFC, with the board of directors, administers and oversees investment risk through the investment committee, which provides executive oversight of investment activities. The company has specific investment guidelines and policies that define the overall framework used daily by investment portfolio managers to limit the company's exposure to market risk. There have been no significant changes to these guidelines during the nine months ended September 30, 2002.

                      CINCINNATI FINANCIAL CORPORATION 10-Q

OUTLOOK

Over the long-term, the company continues to seek premium growth in excess of industry averages, a return to historic profitability levels in its segments through diligent underwriting practices, and growth of investment income.

PROPERTY CASUALTY INSURANCE OPERATIONS

The company believes it can continue to increase property casualty earned premiums for the remainder of 2002 in line with the 15 percent growth rate of the first nine months of this year. Rate increases that have taken effect since mid-2001 are planned for the remainder of 2002 and beyond will be a major component of growth in earned premiums this year and in 2003. While our longer-term goal is a combined ratio under 100 percent, for the full-year 2002 the company had targeted a return to its five-year (1995-1999) average statutory and GAAP combined ratio of 101.3 percent, assuming catastrophe losses for the remainder of the year would be in the normal range of 2 to 3 percentage points.

Fourth-quarter catastrophe losses will include damage from tornadoes, strong winds, and hail on November 9-10, 2002. Policyholders in the states of Alabama, Georgia, Kentucky, Ohio, Pennsylvania and Tennessee were affected, with heavy damage in northern Ohio. While early claim reports are just beginning to come in, losses today are tentatively estimated at $15 to $20, which would result in an approximately 2 to 3 percentage point contribution to the quarterly catastrophe ratio. The normal range for total quarterly catastrophe losses is 2.5-3.0 percentage points.

In the fourth quarter of 2000, the company established a $110 reserve for Ohio uninsured and underinsured motorists claims, as a result of two Ohio Supreme Court decisions affecting all auto insurers in the state. In the first nine months of 2002, $32 of new claims was recorded, reducing the remaining reserves for such claims to $25. In the third quarter of 2002, however, only 86 new claims were reported, a decline from the 109 reported in the second quarter of 2002. In addition, favorable development on older claims is appearing. Management believes the reserve is adequate to cover additional claims that may arise during 2002. Management will continue to monitor these claims and revise its estimates of the related ultimate liabilities and reserves accordingly. Management also will continue to monitor any additional rulings regarding uninsured motorist cases that come before the Ohio Supreme Court, where two conservative judges recently were elected.

At this time, the Company believes that the risk of material future losses associated with asbestos claims is relatively low based on analysis of reported claims, maximum retentions and reinsurance treaties in place at the time. During the years that asbestos liability was a concern, our Company was a relatively small insurer that did not insure many risks typically associated with asbestos exposures.

Management also believes that the risk of future losses associated with mold claims is relatively low. In 2002, the Company has received approximately 150 claims associated with mold-related losses, representing less than .06 percent of the total year-to-date claim count. To minimize future risk, property coverage clarifications and restrictions on mold damage are being implemented, where and when permitted by regulatory authorities of various jurisdictions.

INVESTMENT OPERATIONS

The company anticipates full-year 2002 growth in investment income will be in line with the 6 percent growth rate achieved for the first nine months of the year.

Based on its continuing review of the investment portfolio and market conditions as of October 29, 2002, and based on the company's evaluative criteria for analyzing the investment portfolio, if market conditions continue to be adverse, these criteria may be met during the fourth quarter 2002, which would lead to an additional other than temporary impairment for the company's fixed maturity and equity securities amounting to approximately be $40 to $65. This represents only
0.4 percent to 0.6 percent of September 30, 2002 invested assets.

                      CINCINNATI FINANCIAL CORPORATION 10-Q

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Management expects cash flow generated from operations will continue to be the company's primary source of newly invested funds.

Nine-month 2002 cash flow from operating activities was $559, up from $497 in the first nine months of 2001. Cash flow used for investing activities was $348, principally purchases of fixed maturity and equity securities, in the first nine months of 2002, compared with $301 in the same period last year. Cash flow used for financing activities was $133 this year, principally dividend payments to our shareholders, compared with $119 last year.

DEBT

The company's 5.5 percent convertible senior debentures matured on May 1, 2002. Substantially all of the outstanding debentures at that date were converted to common stock. The company had $420 of senior debt due May 20, 2028 and short-term debt of $183, the same as at December 31, 2001.

DIVIDENDS

The company declared a dividend of 22 -1/4 cents per share, payable October 15, 2002, to shareholders of record on September 22, 2002. This dividend was up 6 percent over the third-quarter 2001 dividend.

COMMON STOCK REPURCHASES

The company's board of directors has authorized the repurchase of outstanding shares. At September 30, 2002, 7.0 million shares remained authorized for repurchase at any time in the future. During the first nine months of 2002, 954 thousand shares were repurchased at a cost of $37 per share. An additional 178 thousand shares were repurchased in October 2002, bringing the total repurchases since the board's first authorization in 1996 to 14.2 million shares.

OTHER MATTERS

SIGNIFICANT ACCOUNTING POLICIES

The company does not utilize any special purpose financing vehicles or have any undisclosed off-balance sheet arrangements. Similarly, the company holds no fair value contracts for which a lack of marketplace quotations would necessitate the use of fair value techniques.

During the three or nine-month periods ended September 30, 2002, the company did not change any significant accounting policies from those utilized in the preparation of the consolidated financial statements as of and for the year ended December 31, 2001. Please refer to the company's Annual Report to Shareholders incorporated by reference within that Form 10-K for a discussion of significant accounting policies.

NEW ACCOUNTING STANDARDS - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" in April 2002, SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal" in June 2002 and SFAS No. 147 "Accounting for Certain Acquisitions of Banking or Thrift Institutions - an amendment of FASB Statement No. 72 and 144 and FASB Interpretations No. 9" in October 2002. The adoption of SFAS No. 145, SFAS No. 146 and SFAS No. 147 will not have a material impact on the company's consolidated financial position or results of operations.

                      CINCINNATI FINANCIAL CORPORATION 10-Q


ITEM 4 - CONTROLS AND PROCEDURES

            (a) Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. John J. Schiff, our chairman and chief executive officer, and Kenneth
                  W. Stecher, our treasurer and chief financial officer, participated in and reviewed this evaluation. Based on this evaluation, Messrs. Schiff and Stecher concluded that, as of the date of their evaluation, our disclosure controls were effective in timely alerting us to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

            (b) Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

                      CINCINNATI FINANCIAL CORPORATION 10-Q


PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings

The company is involved in no material litigation other than routine litigation incident to the nature of the insurance business.

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

ITEM 5.        Other Information

The Company's chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by
Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6.        Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 11 - Statement re-computation of Per Share Earnings.

Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The company was not required to file any reports on Form 8-K during the quarter ended September 30, 2002.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CINCINNATI FINANCIAL CORPORATION



November 13, 2002

                                             By /s/ Kenneth W. Stecher
                                             -----------------------------------
                                             Kenneth W. Stecher
                                             Chief Financial Officer

                      CINCINNATI FINANCIAL CORPORATION 10-Q


                  Certification of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
             and Securities and Exchange Commission Release 34-46427


I, John J. Schiff Jr., certify that:


1. I have reviewed this quarterly report on Form 10-Q of Cincinnati Financial Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


                                          /s/  John J. Schiff, Jr.


                                          ____________________________________
                                          John J. Schiff, Jr.
                                          Chairman and Chief Executive Officer
                                          November 13, 2002

                      CINCINNATI FINANCIAL CORPORATION 10-Q


                  Certification of Principal Financial Officer
           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            and Securities and Exchange Commission Release 34-46427


I, Kenneth W. Stecher, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cincinnati Financial Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not therewere significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


                                              /s/  Kenneth W. Stecher


                                              ___________________________
                                              Kenneth W. Stecher
                                              Chief Financial Officer
                                              November 13, 2002