Form 10-K
period 2002-12-31
CINCINNATI FINANCIAL CORP
filed 2003-03-14
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to .

Commission file number 0-4604

CINCINNATI FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	31-0746871

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6200 S. Gilmore Road, Fairfield, Ohio	45014-5141

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (513) 870-2000

Securities registered pursuant to Section 12(b) of the Act: NONE

Title of each class	Exchange on which registered

NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:
$2.00 par, common
6.9% Senior Debentures due 2028

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☒     No ☐

     The aggregate market value of voting stock held by nonaffiliates of Cincinnati Financial Corporation was $4,836,296,722 as of February 20, 2003.

     As of February 20, 2003, there were 161,075,902 shares of common stock outstanding.

Document Incorporated by Reference

Portions of the definitive Proxy Statement for Cincinnati Financial Corporation’s Annual Meeting of Shareholders to be
held on April 19, 2003 are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1. BUSINESS
PROPERTY CASUALTY INSURANCE OPERATIONS
COMMERCIAL LINES PROPERTY CASUALTY INSURANCE
PERSONAL LINES PROPERTY CASUALTY INSURANCE
PROPERTY CASUALTY LOSSES AND LOSS EXPENSE RESERVES
LIFE INSURANCE OPERATIONS
INVESTMENT OPERATIONS
REGULATIONS
HISTORY OF CINCINNATI FINANCIAL CORPORATION
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEMS 7 AND 7(A). MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTRODUCTION
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
Quantitative and Qualitative Disclosures about Market Risk
Outlook
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
Certification of Chief Executive Officer
Index of Exhibits
EX-23 Independent Auditors' Consent
EX-99.1 Certification of CEO
EX-99.2 Certification of CFO

CINCINNATI FINANCIAL CORPORATION
2002 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

INTRODUCTION

Cincinnati Financial Corporation (CFC), through its subsidiaries, operates in the property casualty and life insurance businesses. Its property casualty operations rank the company as one of the nation’s 20 largest property casualty insurers, based on revenues. Over the past five years, the company’s growth has outpaced that of the industry, with written premiums rising at an average annual rate of 12.2 percent versus the estimated industry average of 6.0 percent. At the same time, the company has sustained its position as one of the most profitable property casualty insurers, with a five-year average statutory combined ratio of 103.0 percent, excluding a one-time charge of $33 million (statutory, before tax) recorded in 2000, compared with the estimated industry average of 109.0 percent. Investment income growth has averaged 5.0 percent over the same period and investment income provides the primary source of profits.

The company’s track record reflects a strong competitive position; an effective and efficient local independent agent distribution system; continued expansion and market penetration in operating territories; and a successful, equity-centered investment strategy.

SEGMENT INFORMATION

The company is organized and operates principally in two industries – property casualty insurance and life insurance.

The company’s four reportable segments are:

•	commercial lines property casualty insurance

•	personal lines property casualty insurance

•	life insurance, and

•	investment operations

Segment information for revenues, income before income taxes, and identifiable assets is included in Note 17 to the Consolidated Financial Statements, Page 71. The company’s segments are defined based upon the components of the company for which financial information is used internally to evaluate performance and determine the allocation of resources.

SUBSIDIARY OVERVIEW

Cincinnati Financial had three subsidiaries at year-end 2002. The lead property casualty insurance subsidiary, The Cincinnati Insurance Company, markets a broad range of commercial and personal insurance policies in 31 states through a select group of 950 independent insurance agencies. Subsidiaries of The Cincinnati Insurance Company are The Cincinnati Casualty Company and The Cincinnati Indemnity Company, which provide the company with flexibility in underwriting, pricing and billing for property casualty insurance; as well as The Cincinnati Life Insurance Company, which markets life, long-term care and disability income policies and annuities through property casualty agencies and independent life agencies. The Cincinnati Insurance Company and its subsidiaries are collectively referred to as The Cincinnati Insurance Companies.

Cincinnati Financial’s other two subsidiaries are CFC Investment Company, which complements the insurance subsidiaries with commercial leasing, financing and real estate services; and, CinFin Capital Management Company, which provides asset management services to institutions, corporations and individuals with $500,000 minimum asset accounts.

PROPERTY CASUALTY INSURANCE OPERATIONS

STRATEGY

The core strengths of the company’s property casualty insurance operations are its commitment to the independent agent distribution system and the care with which it selects the agencies that represent The Cincinnati Insurance Companies. Its mission places agents at the center of its identity, recognizing that locally based independent agencies have the relationships that lead to profitable business. The company also differentiates itself by providing exceptional claims service, through locally based field claims staff serving the needs of agents and policyholders.

The Cincinnati Insurance Companies, which offer both commercial and personal lines of insurance, continuously strengthen service by providing agents and their clients a strong local presence, unparalleled claim service and competitive products, rates and compensation.

MARKETS AND COMPETITIVE POSITION

The Cincinnati Insurance Companies market property casualty insurance policies in 31 states. In 2002, 98.6 percent of the company’s agencies direct written premium volume was in the 27 states in which the company has had a presence for more than five years. Further, agencies in Ohio contributed 24 percent and Georgia, Illinois, Indiana, Michigan and Pennsylvania each contributed between 5 percent and 10 percent of premium volume in 2002.

The company selects agencies based on their commitment to the same philosophies that distinguish the company in the marketplace: a commitment to doing business person to person; a focus on broad, value-added services; sound balance sheets; and, professional management. The independent agencies representing the company are among the most successful in the country. The agencies with which the company does business averaged approximately $12 million in total annual premium volume for all carriers in 2000, more than two times the approximately $5.5 million national average for 41,000 agencies, based on a Future One 2000 Agency Universe study.

In 2002, each agency representing the company averaged approximately $2.6 million in agency direct written premiums for the company, or 18 percent of the agency’s total volume, up from $2.3 million in 2001 and $2.0 million in 2000. No single agency accounted for more than 1.1 percent of the company’s total agency direct written premiums. The company believes that it can continue to increase its penetration within these agencies that share the company’s philosophy and underwriting approach. Even if the company’s share of these agencies’ business remains unchanged, it expects to be able to continue to grow as the agencies expand.

Factors that distinguish the company in the insurance marketplace include:

•	Field marketing staff that enhances service and accountability. The company’s field staff live in the communities they serve and work from offices in their homes, providing 24/7 availability to a small group of independent agencies that they visit frequently, for many agencies as often as once a week for a full day. They also provide local decision-making authority. The field marketing staff is responsible for the selection of new independent agencies as well as underwriting and pricing of new commercial business. Because of their local presence, they are making these decisions for risks with which they are familiar. They round out their efforts by coordinating teams of specialized company representatives and promoting all of the company’s products within the agencies they serve.

•	Widely recognized, high-quality claims service via locally based field claims staff in conjunction with independent agencies. To help ensure prompt claims service, the company provides most agencies with authority to pay first-party claims immediately up to $2,500 and assigns claims representatives to specific agencies, allowing them to become familiar with the agency and its customers. The company believes the higher level of service provided by claims representatives familiar with an agency and its policyholders provides it with a competitive advantage. The company paid an average of $6 million in claims per business day in 2002.

•	Emphasis on improving customer service through the creation of smaller marketing territories, permitting local field marketing representatives to devote more time to each independent agent. At year-end 2002, the company had 83 property casualty field territories, up from 74 at the end of 2000. During 2003, the company plans to split and staff another six territories. Smaller territories allow marketing representatives to increase the level of field underwriting and service as well as expand the opportunities to ask for and earn new business.

•	Commitment to the agents. The company seeks to provide the products and services needed to serve agency clients – the policyholders – including the availability of three-year policy terms for many types of insurance coverage. Though the company commits to a three-year policy term, policies are annually renewable at the discretion of the policyholder and are cancelable at any time. To serve the needs of agents and policyholders effectively, decisions are made about both new business and renewals that are risk-specific. Rather than stereotyping entire business lines, the company, on a case-by-case basis, looks for equitable solutions that allow it to select the risks it can cover on reasonable terms and at an adequate price. This case-by-case underwriting is coordinated by the local field marketing representatives and relies on their knowledge of the communities in which they live and work. The company seeks to be a consistent, predictable and reasonable carrier that agencies can rely on to serve their communities.

•	Programs to support agency growth, including education programs for agents and staff and financing for buildings and equipment. In 2002, the insurance subsidiaries augmented ongoing training programs with a number of special events, including seminars held around the country to encourage cross-selling by expanding awareness of the company’s products among producing agents. CFC Investment Company offers convenient equipment and vehicle leases and loans for independent insurance agencies, their commercial clients and other businesses and also provides commercial real estate loans to agencies to help them operate and expand their businesses.

The success of the company’s efforts to distinguish itself in the insurance marketplace is demonstrated by the company’s consistently high rankings in agent and consumer satisfaction surveys. Most recently, the Florida Association of Independent Agents reported that the company had received high marks for its loyalty to agents and claims service. In past years, the company has obtained similar rankings from consumer organizations and Crittenden’s Property/Casualty Ratings. These surveys assess insurers’ accessibility and timely response, premium pricing, efficiency and fairness of claims payments. The National Association of Insurance Commissioners’ (NAIC) Online Consumer Information Source measures the company’s low complaint ratio (www.naic.org) at 0.16 versus the national median of 1.00. NAIC members head state departments of insurance.

TECHNOLOGY-BASED TOOLS

To help solidify relationships with agencies, the company continues to invest in and roll out technology-based tools.

•	CinciLink – In 2002, the company completed the deployment of CinciLink, an agent-only Web site, to all of the independent agencies with which it works. CinciLink enables agencies and field and headquarters associates to share information. The Web site includes a number of features to make it easier for agencies to place business with the company, such as online policy loss information, software updates and a property casualty electronic coverage forms library. Additionally, initial rollout of commercial lines and personal lines rating software was achieved through CinciLink.

•	Personal lines automation – In August 2002, the company introduced a Web-based policy processing system for personal lines products to agencies in Kansas. The single-entry data processing system streamlines policy issue, reduces processing time to improve cash flow and offers direct billing. Longer-term, management believes this program could have a substantial positive benefit on premium growth as the technology presents solutions sought by independent agencies. State-by-state development and rollout will take place over the coming years with agencies in three of the company’s most significant personal lines states – Michigan, Indiana and Ohio – targeted for deployment within 15 months. Through December 31, 2002, capitalized development expense related to the project had totaled $15 million. Over the next three to four years, management anticipates investing another $14 million to complete the rollout to all personal lines states.

•	Commercial lines automation – The company is in the preliminary stages of development of a single-entry data processing system for its commercial lines of insurance. The budget of $9 million approved for 2003 will be used to finalize system requirements and prepare automation for the businessowners policy (BOP). At this time, management cannot predict the timetable for this project.

•	Claims management system – In late 2002, the company successfully completed a proof-of-concept for claims processing software intended to streamline claims administration through elimination of duplicate entry, replacement of paper claims files and improved accuracy of data coding. While development now is at a very early stage, when completed management anticipates that the system will provide additional information and capabilities, improving the company’s ability to monitor loss trends and offering additional information for use in establishing loss expense and salvage and subrogation levels. The total amount invested in the development of the new software through December 31, 2002, was approximately $4 million. Continued development of the software is expected to result in an additional investment of $13 million in 2003.

•	Disaster recovery – In June 2002, the company began initial operation of an off-site data center for company disaster recovery needs. This facility provides an alternate location in the event that the headquarters data center becomes inoperable, permitting the company to continue to serve agents. The data center complements the company’s ongoing efforts to establish offsite locations where associates can continue to perform key functions in the event the company’s headquarters is not accessible.

COMMERCIAL LINES PROPERTY CASUALTY INSURANCE

The commercial lines property casualty insurance segment contributed $1,721 million of Cincinnati Financial’s total revenues and $59 million of income before income taxes in 2002. The company’s commercial lines property casualty companies are licensed in all 50 states, the District of Columbia and Puerto Rico, to serve the needs of policyholders who operate businesses in multiple locations. Substantially all of commercial lines written premiums, however, are for risks located within the 31 states in which the company has agent relationships.

The company’s commercial lines products are marketed through the 950 independent agencies that represent The Cincinnati Insurance Companies. The company’s emphasis is on providing products that agents can market to small- to mid-size businesses in their communities. Approximately 57.5 percent of total premiums are derived from six states: Indiana, Illinois, Michigan, Ohio, Pennsylvania and Virginia. The premium growth rate in these six states over the past three years has exceeded that of overall premiums as the company continues to increase its market penetration in these areas.

Facing rising losses after years of intense price competition, the commercial lines insurance marketplace began to experience a firming of rates in mid-1999. Growing concerns about the economy and rising loss severity, exacerbated by the events of September 11, 2001, led to continued rate increases through year-end 2002. Also in response to the rising loss severity, during this period, some competitors have announced decisions to exit geographic markets or specific lines of business; others have instituted across-the-board price increases. Industry analysts believe the market has experienced a renewed sense of underwriting discipline.

The company responded to these market conditions by continuing to pursue its case-by-case approach to new business and account renewals, seeking to further solidify its relationships with the independent agencies and establish a basis for continued growth. While insisting on adequate premiums for covered exposures, the company has continued to do business the way it always has; on the local level, focusing on each relationship separately. Commercial lines pricing has remained flexible to respond to each risk in partnership with local agencies, who knows their market and their business. The company believes that this approach results in more, high-quality accounts over the long term.

For small- to mid-size commercial customers, the company offers a variety of insurance products. Four business lines – commercial multi-peril, workers compensation, commercial automobile and other liability – account for 90.5 percent of commercial lines earned premiums.

•	Commercial multi-peril – Commercial multi-peril is the standard of commercial package insurance coverages for small- to medium-sized risks. The company continues to market its products to a broad range of business classes. Within each local market, each risk is evaluated individually and decisions are made regarding rates, the use of three-year policies and other policy terms. Even in classes of business that are under pressure, such as contractors and professional liability, the company has sought to develop underwriting guidelines that allow it to continue to be a market for its agents and their better clients in these classes of business. In 2002, the company made carefully positioned changes to its general liability coverage, including the application of aggregate limits, which allow it to remain a market for agents. By year-end, these changes were in effect in 20 states and will be implemented in additional states during 2003. Further, the company developed a contractor’s questionnaire and accelerated the use of insurance risk reviews by field claims staff to help manage the loss ratio in this class of business. For professional liability, the company has narrowed the underwriting criteria and significantly increased rates.

•	Workers compensation – Conditions within the workers compensation market have improved somewhat in the past two years as market pricing has risen in most states, albeit offset by continued rising trends in loss severity. As indicated by rapid rise in premium volume of state pools for workers compensation, many carriers are choosing to exit significant portions of this line of business. The company has continued to write workers compensation, but remains highly selective about the risks it chooses to cover. In addition, the company has chosen not to renew selected policies where the aggregate risk, related to terrorism exposure, is excessive.

•	Commercial auto – The Cincinnati Insurance Companies are one of the leading writers of commercial automobile coverage, ranking 16th in the country based on written premiums in 2001. The highly competitive market over the second half of the 1990s caused results for this line of business to deteriorate. Following the Ohio Supreme Court’s decisions regarding uninsured and underinsured motorist (UM/UIM) coverage in late 2000, the company accelerated its efforts to improve commercial automobile underwriting and rate levels, particularly for trucking firms. As a result of those efforts, in 2002, the company reported a statutory losses and loss expenses ratio of 67.5 percent, putting its commercial auto profitability ahead of the estimated industry averages.

•	Other liability – The company’s other liability business line includes commercial umbrella, commercial general liability and director and officer policies. In response to rising loss severity, however, the company’s underwriting efforts have led to lower policy count and significantly higher premiums for this product area. Directors and officers coverage accounted for 11 percent of other liability premium in 2002. Director and officer policies are offered primarily to non-profit organizations, reducing the risk associated with this line of business; only 32 in-force director and officer policies as of December 31, 2002, are for publicly traded companies and only 10 are for Fortune 1000 companies.

The remaining 9.5 percent of commercial lines earned premiums in 2002 were derived from a variety of other types of insurance products the company offers to commercial customers.

PERSONAL LINES PROPERTY CASUALTY INSURANCE

The personal lines property casualty insurance segment contributed $670 million of Cincinnati Financial’s total revenues and a $51 million loss before income taxes in 2002. The company markets its full complement of personal lines products in 25 of the 31 states in which it markets commercial lines insurance. Six states – Alabama, Georgia, Illinois, Indiana, Michigan and Ohio – accounted for 72.8 percent of personal lines premiums in 2002.

The company predominantly markets homeowners and personal automobile insurance products through 663 of the 950 independent agencies that represent The Cincinnati Insurance Companies. The 287 agencies that do not market the personal lines products either are located in the six states in which the company does not actively market personal lines insurance or they have decided, in conjunction with company management, that the company’s personal lines products are not appropriate for their agencies at this time.

Already unprofitable due to years of inadequate pricing, industry-wide personal lines insurance saw a dramatic rise in loss ratios in 2001, primarily because the homeowners area experienced an upswing in water damage and mold claims. In response, insurance companies have sought rate increases and added coverage exclusions. A number of carriers have taken dramatic steps such as restricting new business and exiting certain territories. While the personal automobile area has been less volatile in recent years, companies continue to seek rate increases to keep up with increasing claim costs.

Personal automobile accounted for 58 percent of personal lines earned premium in 2002. The company continues to seek and receive approval for appropriate rate increases. The homeowners line accounted for 31 percent of personal lines earned premium in 2002. To return this business line to profitability, the company has focused on pricing and changes in policy terms and conditions. The remaining 11 percent of personal lines earned premium in 2002 was derived from a variety of other types of insurance products the company offers to individuals such as inland marine, watercraft and umbrella. The company offers its personal umbrella product, which accounted for 4 percent of total premiums in 2002, primarily in a package with auto or homeowner coverage. Due to the volatility of the personal umbrella product, the company has experienced rising losses in this area, which it is addressing with rate increases and careful underwriting.

PROPERTY CASUALTY LOSSES AND LOSS EXPENSE RESERVES

The consolidated financial statements include the estimated liability for unpaid losses and loss expenses of the company’s property casualty insurance subsidiaries. The liabilities for losses and loss expenses are determined using case-basis evaluations and statistical projections for estimates of unreported claims and represent estimates of the ultimate net cost of all unpaid losses and loss expenses incurred through December 31 of each year. These estimates are subject to the effect of trends in future claim severity and frequency. These estimates are continually reviewed, and as experience develops and new information becomes known, the liability is adjusted as necessary. Adjustments due to prior year development are reflected in underwriting results in the year in which they are identified.

The company does not discount any of its property casualty liabilities for unpaid losses and loss expenses. A reconciliation of the beginning and ending balances of the company’s liability for losses and loss expenses for 2002, 2001 and 2000 is presented in Note 4 to the Consolidated Financial Statements, see Page 64 The reconciliation of beginning and ending liability balances shows recognition of approximately $45 million in redundant reserves during 2002 related to amounts held in the reserve as of December 31, 2001, for losses and loss expenses in 2001 and prior accident years. This redundancy was due to subsequent reserve estimates that confirm the conservative approach the company uses when establishing adequate reserves. Changes in calendar year 2002 to the 1992 through 1997 accident year reserves were due to adverse developments on umbrella, commercial multi-peril, product liability and workers compensation claims.

The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and loss expenses. While anticipated price increases due to inflation are considered in estimating the ultimate claim costs, the increase in average severity of claims is caused by a number of factors that vary with the individual type of policy written. Average severity is based on historical trends adjusted for anticipated changes in underwriting standards, policy provisions and general economic trends. These trends are monitored based on actual development and are modified, if necessary.

The principal reason for differences between the property casualty liabilities reported in the accompanying consolidated financial statements (prepared in accordance with accounting principles generally accepted in the United States of America – GAAP) and those same liabilities reported in the annual statements (filed with state insurance departments in accordance with statutory accounting practices – SAP or statutory), relates to the reporting of reinsurance recoverables, which are recognized as receivables for GAAP and as an offset to reserves for SAP.

The table below shows the development of the estimated liability for losses and loss expenses for the years prior to 2002:

(In millions)	Years ended December 31,

	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002

Net liability for unpaid losses and loss expenses	$1,138	$1,293	$1,432	$1,581	$1,702	$1,777	$1,840	$1,932	$2,182	$2,352	$2,608
Net liability re-estimated as of:
One year later	1,098	1,200	1,306	1,429	1,582	1,623	1,724	1,912	2,120	2,307
Two years later	993	1,116	1,220	1,380	1,470	1,551	1,728	1,833	2,083
Three years later	949	1,067	1,214	1,279	1,405	1,520	1,636	1,802
Four years later	937	1,067	1,131	1,236	1,380	1,465	1,615
Five years later	943	1,103	1,106	1,227	1,326	1,466
Six years later	910	1,005	1,091	1,189	1,333
Seven years later	900	997	1,060	1,205
Eight years later	897	978	1,091
Nine years later	886	1,010
Ten years later	913
Net cumulative redundancy	$225	$283	$341	$376	$369	$311	$225	$130	$99	$45

Net cumulative amount of liability paid through:
One year later	310	343	368	395	453	499	522	591	697	758
Two years later	498	538	578	630	732	761	853	943	1,116
Three years later	612	663	709	801	884	965	1,067	1,195
Four years later	681	734	802	881	992	1,075	1,207
Five years later	718	788	847	946	1,049	1,152
Six years later	743	814	885	977	1,093
Seven years later	760	838	902	1,009
Eight years later	777	848	926
Nine years later	783	866
Ten years later	794
Net liability—end of year	$1,138	$1,293	$1,432	$1,581	$1,702	$1,777	$1,840	$1,932	$2,182	$2,352	$2,608
Reinsurance recoverable	62	72	78	109	122	112	138	161	219	513	542

Gross liability—end of year	$1,200	$1,365	$1,510	$1,690	$1,824	$1,889	$1,978	$2,093	$2,401	$2,865	$3,150

Net liability re-estimated—latest	$913	$1,010	$1,091	$1,205	$1,333	$1,466	$1,615	$1,802	$2,083	$2,307
Re-estimated recoverable—latest	257	159	163	169	161	169	194	204	234	510

Gross liability re-estimated—latest	$1,170	$1,169	$1,254	$1,374	$1,494	$1,635	$1,809	$2,006	$2,317	$2,817

Gross cumulative redundancy	$30	$196	$256	$316	$330	$254	$169	$87	$84	$48

The table above presents the development of balance sheet liabilities for 1992 through 2002. The first line of data shows the estimated net liability for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. That liability represents the estimated amount of losses and loss expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the company. The upper portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

Net cumulative redundancy represents the aggregate change in the estimates over all prior years. For example, the 1992 liability has developed a $225 million redundancy over 10 years, which has been reflected in income over the 10 years. The effects on income in 2002, 2001 and 2000 of changes in estimates of the liabilities for losses and loss expenses for all accident years are shown in the reconciliation table above.

The lower portion of the development table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 2002, the company had paid $794 million of the currently estimated $913 million of losses and loss expenses that have been incurred as of the end of 1992; thus an estimated $119 million of losses incurred as of the end of 1992 remain unpaid as of year-end 2002.

In evaluating this information, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of deficiency or redundancy related to losses settled in 1997 but incurred in 1992 will be included in the cumulative deficiency or redundancy amount for 1992 and each subsequent year. This table does not present accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

LIFE INSURANCE OPERATIONS

STRATEGY

The life insurance segment contributed $87 million of Cincinnati Financial’s total revenues and a $12 million loss before income taxes in 2002.

Cincinnati Life’s strategic mission complements that of the overall company: to provide products and services that attract and retain high-quality independent agencies. The company primarily focuses on life products that will produce revenue growth through a steady stream of premiums rather than seeking to accumulate assets through the sale of single-premium-type policies.

Cincinnati Life seeks to round and protect accounts in the property casualty agency. At the same time, the life operation looks to increase diversification, revenues and profitability for both the agency and the company. This strategy enhances the already strong relationship built by the combination of the property casualty and life companies.

Cincinnati Life seeks to become the life insurance carrier of choice for the independent agencies that work with the property casualty operations by providing competitive products, underwriting, service and commissions. At year-end 2002, 90 percent of the company’s 950 independent agencies offered Cincinnati Life’s products to their policyholders. Term and worksite insurance products are well suited to cross serving by the company’s property casualty agency force. Agents find that offering worksite marketing to employees of their small commercial accounts provides a benefit to the employees at low cost to the employer. The life company also seeks to develop life business from other independent agencies in a manner that does not conflict with or compete with the property casualty agencies.

The life company offers a full line of whole, term and universal life products, fixed annuities, disability income and long-term care products. Over the past several years, it has worked to introduce a portfolio of new and enhanced products, primarily under the LifeHorizons name. For example, in 2002, the life company revised the rates for the LifeHorizons term series and introduced a new risk classification system that better matches risk profile and rate. Other recent launches in the LifeHorizons product series included a simplified term policy specifically for clients of the company’s property casualty agencies. Looking ahead, the life company plans to introduce two new, competitive LifeHorizons guaranteed products – whole life with a single-premium paid-up life rider and long-term guaranteed universal life – and roll out a non-cancelable rider for its disability income insurance product. In 2003, the life operation also will be devoting more internal resources to promotion of its new long-term care insurance product, with a structure targeted at the corporate market.

To augment the enhanced product line, the life operation has staffed a new field marketing position in the western United States to complement the efforts of the 25 life field marketing representatives in other regions of the country.

MARKETS AND COMPETITIVE POSITION

The life insurance industry was challenged in 2002 by a number of factors, including the higher-than-historic level of bond defaults, stock market declines that impacted variable annuities and competitive pressures that affected rates for term products. As a result, the industry saw an overall decline in statutory surplus, accelerated write-downs of deferred acquisition costs and lower income. In combination, these factors resulted in ratings downgrades for many life insurance companies during 2002.

During the same period, many large, widely known life insurance companies have transitioned to investor-owned companies from mutual companies. Industry analysts believe these transitions could result in accelerated consolidation in the life insurance industry. The future presence of larger competitors could have a negative impact on smaller, stand-alone life insurance companies because of their potentially greater efficiency and their ability to be more aggressive in setting prices.

Cincinnati Life believes such pressures are mitigated for the company because of its association with the property casualty operations, its focus on the property casualty distribution system and its careful selection of independent agencies. Within this marketplace, Cincinnati Life is able to be competitive and attract its share of business from the company’s agencies, especially as other property casualty companies continue to exit the life business.

During the past three years, the company has invested in imaging and workflow technology. As a result, the efficiency of application processing has improved significantly. During this period, submitted applications have increased at an annualized rate of approximately 6 percent, while staff involved with the underwriting and policy-issue functions has declined 5 percent. This has been accomplished while maintaining the company’s service standards.

Cincinnati Life is a financially strong and stable life insurance company. During 2002, Cincinnati Life’s statutory surplus increased 7 percent to $408 million from $380 million at year-end 2001. Statutory surplus is one of the key measures of an insurance company’s financial stability. A.M. Best Co. and Standard & Poor’s Ratings Services maintained their ratings for Cincinnati Life in 2002 while Fitch Ratings initiated coverage with an AA (very strong) rating.

INVESTMENT OPERATIONS

STRATEGY

By applying a strategy that focuses on the compounding of cash flows over the long term, Cincinnati Financial’s investment operations have contributed to the company’s success in several ways:

•	Provided the primary source of profits. In 2002, the investment segment contributed $351 million of Cincinnati Financial’s total revenues and $315 million of income before income taxes.

•	Contributed to the company’s industry-leading financial strength and stability. At year-end 2002, the ratio of property casualty written premiums to statutory surplus was 1.12-to-1 compared with an estimated industry average of 1.30-to-1. In addition, the company has $2.9 billion in capital at the holding company level, primarily due to unrealized gains in the investment portfolio. This provides management with flexibility in capitalization policies for the subsidiaries, consequently improving the ability of the insurance companies to write additional premiums.

•	Driven long-term growth in book value. While market conditions resulted in a 7 percent decline in book value in 2002, over the past five years, book value has compounded at an average rate of 4.1 percent primarily due to lower unrealized gains in the equity portfolio.

While focused on long-term total return, the company maintains liquidity to meet both its immediate and long-range insurance obligations with the purchase and maintenance of medium-risk fixed-maturity and equity securities. The emphasis is on income-producing fixed-maturity and equity securities with the potential for long-term price appreciation. In recent years, the company’s investment strategy has taken into account the trend toward a flatter corporate yield curve and an overall decline in credit quality by purchasing higher-quality corporate bonds with shorter maturities as well as tax-exempt municipal bonds.

REGULATIONS

INSURANCE REGULATORY OVERSIGHT

The company’s subsidiaries primarily are engaged in the property casualty insurance business, and secondarily in the life insurance business, and it is therefore subject to regulation by the State of Ohio, the domiciliary state, as an insurance holding company. All states have enacted legislation that regulates insurance holding company systems such as the company and its insurance subsidiaries. This legislation generally provides that each insurance company in the system is required to register with the department of insurance of its state of domicile and furnish information concerning the operations of companies within the company which may materially affect the operations, management or financial condition of the insurers within the company. All transactions within a holding company affecting insurers must be fair and equitable. Notice to the insurance commissioner is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any person or entity in its holding company and, in addition, certain of such transactions cannot be consummated without the commissioner’s prior approval.

The company’s insurance subsidiaries are subject to regulation and supervision in the states in which they do business. In general, such regulation is for the protection of policyholders rather than shareholders. The extent of such regulation varies, but generally has its source in statutes that delegate regulatory, supervisory and administrative powers to a department of insurance. For example, these statutes cover: the standards of solvency which must be met and maintained; the licensing of insurers and their agents; restrictions on insurance policy terminations; unfair trade practices; the nature of and limitations on investments; premium rates; deposits of securities for the benefit of policyholders; approval of policy forms; periodic examinations of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of companies or for other purposes; limitations on dividends to policyholders and shareholders; and, adequacy of provisions for unearned premiums, unpaid losses and loss expenses (both reported and unreported) and other liabilities, among other matters.

Most states have insurance laws requiring insurers to file rates, policy or coverage forms and other information with the state’s regulatory authority. Some states require such rates and/or forms to be approved prior to use while others permit an insurer to begin using rates and/or forms prior to approval by the insurance regulator. Several states exempt such filings and approvals for commercial risks of a certain size. In all states, the insurance regulator has the authority to disapprove a rate after it is filed. Rates proposed for life insurance generally become effective immediately upon filing with a state, even though the same state may require prior rate approval for other types of insurance. Generally, the objectives of the laws governing rate filings are that a rate must be adequate, not excessive and not unfairly discriminatory.

In all states, insurers licensed to transact certain classes of property casualty insurance are required to become members of a guaranty fund. In the event of the insolvency of a licensed insurer writing a class of insurance covered by the fund in the state, members are assessed to pay certain claims against the insolvent insurer. Generally, fund assessments are proportionately based on the members’ market share for the classes of insurance written by the insolvent insurer. In certain states, a portion of these assessments is recovered through premium tax offsets and policyholder surcharges. In 2002, assessments to the company’s insurance subsidiaries amounted to approximately $9 million.

State insurance regulation requires insurers to participate in assigned risk plans, reinsurance facilities and joint underwriting associations, which are mechanisms that generally provide applicants with various basic insurance coverages when they are not available in voluntary markets. Such mechanisms are most commonly instituted for automobile and workers compensation insurance, but many states also mandate participation in FAIR Plans or Windstorm Plans, which provide basic property coverages. Participation is based upon the amount of a company’s voluntary market share in a particular state for the classes of insurance involved. Underwriting results related to these organizations, which tend to be adverse to the company, have been immaterial to the company or its results of operations.

For public reporting, insurance companies prepare financial statements in accordance with GAAP. However, certain data also must be calculated according to statutory accounting rules as defined in the National Association of Insurance Commissioners’ (NAIC) Accounting Practices and Procedures Manual, which may be, and has been, modified by various state insurance departments.

While not a substitute for any GAAP measure of performance, statutory data frequently is used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies. When appropriate, the company makes use of statutory data to analyze trends or make comparisons to industry performance. Estimated industry data is taken from materials published by A.M. Best, a leading insurance industry analytical and rating organization, and presented on a statutory basis. Statutory data for the company is labeled as such; all other data is prepared based on GAAP.

NAIC adopted the Codification of Statutory Accounting Principles (Codification) in March 1998. Codification, which is intended to standardize regulatory accounting and reporting to state insurance regulators, became effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. Ohio required adoption of Codification, with certain modifications, for the preparation of statutory-basis financial statements effective January 1, 2001. Codification is now incorporated into the NAIC Accounting Practices and Procedures Manual. The effects of the company’s adoption of Codification effective January 1, 2001, are discussed below.

NAIC has risk-based capital (RBC) requirements for property casualty and life insurers which serve as an early warning tool for the NAIC and the state regulators to identify companies that may be undercapitalized and may merit further regulatory action.

The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company’s actual policyholders’ surplus to its minimum capital requirement will determine whether any state regulatory action is required. At December 31, 2002, the company’s insurance subsidiary and each of its subsidiaries had more than sufficient capital to meet the RBC minimum requirements and had excess capacity to write additional premiums in relation to these requirements.

EFFECTS OF CODIFICATION OF STATUTORY ACCOUNTING PRACTICES

The effect of adopting Codification is reported as a cumulative-effect type change in accounting principle for the company’s insurance subsidiaries’ statutory financial statements as of January 1, 2001. This means that the January 1, 2001, balances of the company’s insurance subsidiaries’ statements of admitted assets, liabilities and capital and surplus have been adjusted to the amounts that would have been reported had Codification been in effect since the subsidiaries began operations. Accordingly, there were significant changes to the statutory surplus. For the property casualty companies, the changes were deferred tax assets of $314 million, consisting primarily of taxes on the timing of loss reserves and unearned premiums; deferred tax liabilities of $701 million, comprised mainly of taxes on net unrealized gains; guaranty fund assessments and premium tax liabilities of $11 million; and earned-but-unbilled premium receivables of $6 million, with a resulting decrease in surplus of $392 million. For the life company, the changes were deferred tax liabilities of $62 million, comprised mainly of taxes on net unrealized gains, and a corresponding decrease in surplus.

Additionally, prior to 2001, the company’s property casualty insurance subsidiaries recognized written premiums as they were billed throughout the policy period, which was a previously acceptable method. Beginning on January 1, 2001, these companies began recognizing written premiums on an annualized basis at the effective date of the policy as required by Codification. This method of recognizing written premiums had no effect on statutory income or surplus because earned premiums were unaffected. To account for unbooked premium related to policies with effective dates prior to January 1, 2001, the company recorded a written premium adjustment on January 1, 2001, of $402 million that appeared in the 2001 statutory financial reports submitted to insurance regulatory authorities. Since this adjustment affected written premiums only and was one-time in nature, it has been excluded from comparisons of written premiums between 2002, 2001 and 2000 in this report. Written premiums presented throughout this report for 2000 have been reclassified to conform with the 2001 presentation based on contractual period; information was not readily available to reclassify earlier years’ statutory data.

FEDERAL LEGISLATIVE AND REGULATORY INITIATIVES

Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Some of the current and proposed federal measures that may significantly affect the company’s business are discussed below.

The Terrorism Risk Insurance Act of 2002 (TRIA), signed into law on November 26, 2002, provides a federal backstop for losses related to the writing of the terrorism peril in property casualty insurance policies. Under the TRIA, the company had until February 24, 2003, to notify commercial policyholders about requirements of the law, let them know that the company was required to offer terrorism coverage and let them know how the coverage would be priced.

During December 2002 and January and February 2003, the company distributed more than 400,000 disclosure notices to in-force commercial policyholders. The notices explained the Act and notified them of their coverage. Except for a few select cases, full policy limit coverage has been provided for terrorism for policyholders. The terrorism rating plan, with rates that vary based on geographical and risk-type factors, will go into effect in the near future. The plan will charge all commercial policies a nominal terrorism premium to encourage them to accept coverage while minimizing the company’s administrative costs.

The Gramm-Leach-Bliley Act of 1999 (GLB) permits mergers that combine commercial banks, insurers and securities firms within one holding company group. The impact on the company of the ability of banks to affiliate with insurers is uncertain. Additionally, GLB imposed privacy protections of consumer financial information. GLB requires financial institutions, including the company, to protect the financial information of their policyholders and applicants by requiring them to develop and send a notice of the institution’s privacy practices at the inception of the relationship and annually thereafter. The institutions must also give customers the opportunity to opt out of some information disclosures. Most states have passed similar statutes or regulations, many of which include health as well as financial information in the protections. The company believes it has complied with all relevant statutes of GLB. Further protection of consumer health information is required by regulations promulgated under the Health Insurance Portability and Accountability Act of 1996 (HIPAA). These regulations become effective April 2003 and require health care providers such as doctors and hospitals, as well as health and long-term care insurers and health care clearinghouses, to institute physical and procedural safeguards to protect the health records of patients and insureds. Examples of mandated safeguards include requirements that notices of the entity’s privacy practices be sent and that patients and insureds be given the right to access and request amendments to their records. Authorizations are required before a provider, insurer or clearinghouse can use health information for marketing and certain other purposes. Additionally, health plans are required to electronically transmit and receive standardized healthcare information.

While not directly affecting the company’s insurance business, the Sarbanes-Oxley Act of 2002 and regulations promulgated thereunder by the Security and Exchange Commission, apply to the company. Sarbanes-Oxley requires the Securities and Exchange Commission (SEC) to prescribe rules to enhance the accountability of public companies to investors and to enhance its own enforcement powers. Rules promulgated or proposed by the SEC to date relate to: independence of issuers’ audit committees; independence of outside audit firms; requirements of financial experts on audit committees; certification of certain financial reports by the chief executive officer and chief accounting officer of the issuer; requirement of a code of ethics; design and implementation by audit committees of a confidential and anonymous system to receive and handle reports of complaints regarding accounting and internal controls; additional disclosure requirements; and, enhanced civil and criminal penalties, among many others. Additionally, an issuer’s listing exchange may prescribe additional rules to apply to issuers listed on that exchange. The company is monitoring the developments of these rules and is making any necessary adjustments to ensure full compliance.

HISTORY OF CINCINNATI FINANCIAL CORPORATION

INCORPORATION

Cincinnati Financial was incorporated on September 20, 1968, under the laws of the State of Delaware. On April 4, 1992, the shareholders voted to adopt an Agreement of Merger by means of which the reincorporation of the corporation from the State of Delaware to the State of Ohio was accomplished.

SUBSIDIARY DESCRIPTIONS

The Cincinnati Insurance Company (CIC), incorporated in August 1950, is an insurance carrier presently licensed to conduct multiple line underwriting in accordance with Section 3941.02 of the Revised Code of Ohio. This includes the sale of fire, automobile, casualty, bonds and all related forms of property casualty insurance in 50 states, the District of Columbia, and Puerto Rico. CIC is not authorized to write any other forms of insurance. CIC is in a highly competitive industry and competes in varying degrees with a large number of stock and mutual companies.

The Cincinnati Casualty Company (CCC), (formerly the Queen City Indemnity Company), incorporated in 1972 under the laws of Ohio, is engaged in writing workers compensation as well as a limited personal lines book of business on a direct basis. The business of CIC and CCC is conducted separately and there are no plans for combining the business of these companies. CCC reinsures substantially all of its business to CIC.

The Cincinnati Indemnity Company (CID), incorporated in 1988 under the laws of Ohio, is engaged in writing workers compensation, some casualty lines and a small amount of non-standard personal auto coverage. The business of CIC and CID is conducted separately and there are no plans for combining the business of these companies. CID reinsures substantially all of its business to CIC.

The Cincinnati Life Insurance Company (CLIC) was incorporated in 1987 under the laws of Ohio for the purpose of acquiring the business of Inter-Ocean Insurance Company and The Life Insurance Company of Cincinnati. CLIC acquired The Life Insurance Company of Cincinnati and Inter-Ocean Insurance Company on February 1, 1988. CLIC is licensed for the sale of life insurance and accident and health insurance in 49 states and the District of Columbia.

CFC Investment Company (CFC-I), in the business of leasing or financing various items, principally automobiles, trucks, computer equipment, machine tools, construction equipment and office equipment, was incorporated in 1970.

CinFin Capital Management Company (CCM), which offers asset management services to corporations, insurance agencies and companies, institutions, pension plans and high net worth individuals, was incorporated in 1998.

Cincinnati Financial is the parent and owns 100 percent of The Cincinnati Insurance Company, CFC Investment Company and CinFin Capital Management Company. CIC owns 100 percent of The Cincinnati Casualty Company, The Cincinnati Indemnity Company and The Cincinnati Life Insurance Company.

EMPLOYEES

As of December 31, 2002, Cincinnati Financial employed 3,511 associates.

AVAILABLE INFORMATION

The company’s principal executive offices are located at 6200 S. Gilmore Rd., Fairfield, Ohio 45014-5141, telephone (513) 870-2000. Its Web site address is www.cinfin.com. All of the company’s filings with the SEC are available free of charge through the Investors/Financial Reports page on this Web site, immediately upon filing.

ITEM 2. PROPERTIES

CFC owns its headquarters building located on 75 acres of land in Fairfield, Ohio. This building contains approximately 615,000 square feet. John J. & Thomas R. Schiff & Co. Inc., a related party, occupies approximately 6,750 square feet, and the balance of the building is occupied by CFC and its subsidiaries. The property, including land, is carried in the financial statements at $82 million as of December 31, 2002, and is classified as Property and equipment, net, for company use.

CFC-I owns the Fairfield Executive Center, which is located on the northwest corner of its headquarters property in Fairfield, Ohio. This is a four-story office building containing approximately 96,000 rentable square feet. CFC and its subsidiaries occupy approximately 45 percent of the building; unaffiliated tenants occupy approximately 15 percent of the building; approximately 28 percent of the building is available for future CFC usage; and, approximately 12 percent is available for rent. The property is carried in the financial statements at $8 million as of December 31, 2002, and is classified as Property and equipment, net, for company use.

CLIC owns a four-story office building in the Tri-County area of Cincinnati, Ohio containing approximately 102,000 rentable square feet. At the present time, 100 percent of the building is currently being leased by an unaffiliated tenant. This property is carried in the financial statements at $3 million as of December 31, 2002, and is classified as Other invested assets.

ITEM 3. LEGAL PROCEEDINGS

The Cincinnati Insurance Company is a defendant in Rochlin et al v. The Cincinnati Insurance Company, a purported class action lawsuit filed in December 2000 in the U.S. District Court for Southern Indiana on behalf of certain female employees in three departments of the company alleging employment-related gender discrimination in promotions and pay. The complaint seeks unspecified monetary damages and injunctive relief. In March 2002, the District Court certified a class but in May 2002 agreed to reconsider its class certification decision. The company denies the allegations of the suit and is vigorously defending this action.

The company is involved in no material litigation other than routine litigation incident to the nature of its insurance business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Cincinnati Financial Corporation had 11,486 direct shareholders of record as of December 31, 2002. Registered owners hold 30 percent of Cincinnati Financial Corporation’s outstanding shares. Many of the company’s independent agent representatives and most of the 3,511 associates of its subsidiaries own the company’s common stock. Common shares are traded under the symbol CINF on the Nasdaq National Market List.

	2002				2001

Quarter	1st	2nd	3rd	4th	1st	2nd	3rd	4th

High close	$43.66	$47.04	$46.41	$39.44	$41.25	$42.92	$42.20	$42.93
Low close	36.71	43.41	35.37	32.69	34.75	34.00	34.36	36.33
Period end close	43.66	46.53	35.58	37.55	37.94	39.50	41.62	38.15
Cash dividends paid	.2100	.2225	.2225	.2225	.19	.21	.21	.21

The company’s ability to pay cash dividends may depend on the ability of its subsidiaries to pay dividends to CFC. See Note 8 to the Consolidated Financial Statement for discussion of dividend restrictions at the insurance company subsidiaries.

ITEM 6. SELECTED FINANCIAL DATA

(In millions except per share data)	Years ended December 31,

	2002	2001	2000	1999

Income Statement Data (GAAP)
Earned premiums	$2,478	$2,152	$1,907	$1,732
Investment income, net of expenses	445	421	415	387
Total revenues	2,843	2,561	2,331	2,128
Net realized investment gains and losses	(62)	(17)	(2)	0
Net income	238	193	118	255
Net income per common share:
Basic	1.47	1.20	.74	1.55
Diluted	1.46	1.19	.73	1.52
Cash dividends per common share:
Declared	.89	.84	.76	.68
Paid	.87 3/4	.82	.74	.66 1/3
Balance Sheet Data (GAAP)
Total assets	$14,059	$13,914	$13,239	$11,770
Long-term debt	420	426	449	456
Shareholders’ equity	5,598	5,998	5,995	5,421
Book value per share	34.65	37.07	37.26	33.46
Ratio Data (GAAP)
Loss ratio	61.5%	66.6%	71.1%	61.6%
Loss expense ratio	11.4	10.1	11.3	10.0
Expense ratio	26.8	28.2	30.4	28.6
Combined ratio	99.7%	104.9%	112.8%	100.2%
Property Casualty Insurance Operations
(Statutory Data)
Written premiums	$2,613	$2,188	$1,936	$1,681
Earned premiums	2,393	2,067	1,828	1,658
Investment income, net of expenses	234	223	223	208
Unearned premiums	1,270	1,033	507	455
Loss reserves	2,090	1,886	1,730	1,513
Loss expense reserves	519	466	452	419
Policyholders’ surplus	2,340	2,533	3,172	2,852
Loss ratio	61.5%	66.8%	71.1%	61.6%
Loss expense ratio	11.4	10.1	11.3	10.0
Expense ratio	25.5	26.7	29.2	28.8
Combined ratio	98.4%	103.6%	111.6%	100.4%

The selected financial information above allows for a more complete analysis of results of operations and should not be considered a substitute for any GAAP measure of performance.

As more fully discussed in the company’s Form 10-K for 2002, 2001 statutory data for the property casualty subsidiaries reflects the company’s adoption of Codification effective January 1, 2001. Codification of Statutory Accounting Principles required recognition of net written premiums on the basis of the policy contract term rather than the policy billing period. For comparison purposes, a $402 million one-time net written premium adjustment required to conform with Codification was excluded from 2001 data, and 2000 statutory data was reclassified; information was not readily available to reclassify earlier years’ statutory data presented above.

1998	1997	1996	1995	1994	1993	1992

$1,613	$1,516	$1,423	$1,314	$1,219	$1,141	$1,039
368	349	327	300	263	239	219
2,054	1,942	1,809	1,656	1,513	1,442	1,304
43	45	31	20	12	33	23
242	299	224	227	201	216	171

1.45	1.81	1.34	1.36	1.21	1.30	1.04
1.41	1.77	1.31	1.33	1.18	1.27	1.03

61 1/3	.54 2/3	.48 2/3	.42 2/3	.38 2/3	.34	.31
59 2/3	.53 1/3	.47 2/3	.42	.37 1/3	.33 1/3	.30

$11,482	$9,867	$7,397	$6,439	$5,037	$4,888	$4,357
472	58	80	80	80	80	80
5,621	4,717	3,163	2,658	1,940	1,947	1,714
33.72	28.35	18.95	15.80	11.63	11.70	10.37

65.4%	58.3%	61.6%	57.6%	63.3%	63.5%	63.8%
9.3	10.1	13.8	14.7	9.8	8.7	9.0
29.6	30.0	28.2	27.8	27.8	28.5	29.9
104.3%	98.4%	103.6%	100.1%	100.9%	100.7%	102.7%

$1,558	$1,472	$1,384	$1,296	$1,191	$1,124	$1,015
1,543	1,454	1,367	1,263	1,170	1,092	992
204	199	190	180	162	153	142
432	418	402	385	354	334	302
1,432	1,374	1,319	1,274	1,213	1,100	961
408	403	383	307	219	193	177
3,020	2,473	1,608	1,269	999	1,012	934
65.4%	58.3%	61.6%	57.6%	63.3%	63.5%	63.8%
9.3	10.1	13.8	14.7	9.8	8.7	9.0
29.5	29.9	28.1	27.6	27.7	28.1	29.6
104.2%	98.3%	103.5%	99.9%	100.8%	100.3%	102.4%

2000 results include a one-time charge for asset impairment of $39 million, before tax; $25 million, or 16 cents per share, net of tax. The charge affected the statutory expense ratio and combined ratio by 1.7 percentage points and the GAAP expense ratio and combined ratio by 2.1 percentage points.

1993 earnings include a net credit for $14 million, or 8 cents per share, cumulative effect of a change in the method of accounting for income taxes to conform with SFAS No. 109 and a net charge of $9 million, or 5 cents per share, related to the effect of the 1993 increase in income tax rates on deferred taxes recorded for various prior-year terms.

[This page intentionally left blank.]

ITEMS 7 AND 7(A). MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

The following discussion highlights significant factors influencing the consolidated results of operations and financial position of Cincinnati Financial Corporation (CFC). It should be read in conjunction with the consolidated financial statements and related notes beginning on Page 52 and the 11-year summary of selected financial information on Pages 14 and 15.

In response to recent legislation and proposed regulations, management reviewed its internal control structure and its disclosure controls and procedures. While management believes the pre-existing disclosure controls and procedures were adequate to enable the company to comply with its disclosure obligations, management implemented minor changes as a result of such review, primarily to formalize and document procedures already in place. The company also established a disclosure committee that consists of certain members of the company’s senior management.

The company’s disclosure controls and procedures are designed to ensure that material information, relating to the company and its subsidiaries, required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

SAFE HARBOR STATEMENT

The following discussion contains certain forward-looking statements that involve potential risks and uncertainties. The company’s future results could differ materially from those discussed. Factors that could cause or contribute to such differences include, but are not limited to: unusually high levels of catastrophe losses due to changes in weather patterns or other natural or man-made causes; increased frequency and/or severity of claims; environmental events or changes; insurance regulatory actions, legislation or court decisions that increase expenses or place the company at a disadvantage in the marketplace; adverse outcomes from litigation or administrative proceedings; recession or other economic conditions resulting in lower demand for insurance products; sustained decline in overall stock market values negatively affecting the company’s equity portfolio, in particular a sustained decline in market value of Fifth Third Bancorp shares; events as described in Quantitative and Qualitative Disclosures about Market Risk, Page 46, that could lead to a significant decline in the market value of a particular security or sector and impairment of assets; delays in the development, implementation and benefits of technology enhancements; and decreased ability to generate growth in investment income.

Further, the company’s insurance businesses are subject to the effects of changing social, economic and regulatory environments. Public and regulatory initiatives have included efforts to adversely influence and restrict premium rates, restrict the ability to cancel policies, impose underwriting standards and expand overall regulation. The company also is subject to public and regulatory initiatives that can affect the market value for its common stock, such as recent measures impacting corporate financial reporting and governance. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

Readers are cautioned that the company undertakes no obligation to review or update the forward-looking statements included in this material.

SIGNIFICANT ACCOUNTING POLICIES

Cincinnati Financial Corporation’s financial statements are prepared using GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

The significant accounting policies used in the preparation of the financial statements are discussed in Note 1 to the Consolidated Financial Statements, Page 58 In conjunction with that discussion, the following reviews the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discusses the development and selection of these accounting estimates with the audit committee of the board of directors and the audit committee has reviewed the company’s disclosure relating to it in this Management’s Discussion and Analysis.

PROPERTY CASUALTY INSURANCE LOSS RESERVES

As discussed in the Note 4 to the Consolidated Financial Statements, Page 64, management establishes the company’s liabilities for insurance reserves, including adjustments of estimates, based upon company experience and information from internal analysis. Though uncertainty always exists as to the adequacy of established reserves, management believes this uncertainty is mitigated by the historic stability of the company’s book of business. Such reserves are related to various lines of business and will be paid out over future periods. The company monitors trends in the industry, relevant court cases, current legislative activity and other current events in an effort to ascertain new or additional exposures to loss. Insurance loss reserves are affected directly by management’s reserving philosophy.

The company’s outside actuary provides management with an opinion regarding the acceptable range for adequate statutory reserves based on generally accepted actuarial guidelines. Historically, the company has established adequate reserves in the upper half of the actuary’s range. This approach has resulted in recognition of reserve redundancies over the past 10 years, which moderated at year-end 2002 and 2001.

Modestly redundant reserves support the company’s business strategy to retain high financial strength ratings and remain a market for agencies’ business in all market conditions. Slowness to recognize and respond to new or unexpected claim and loss patterns, such as those caused by the risk factors cited in the company’s safe harbor statement, could lead to a rise in incurred but not yet reported (IBNR) reserves. Higher IBNR would lead to a higher losses and loss expenses ratio; each percentage point increase in the losses and loss expenses ratio would reduce pre-tax income by $24 million based on 2002 earned premiums.

The outside actuary’s range for adequate reserves, net of reinsurance, was $2,492 million to $2,674 million for 2002 and $2,267 million to $2,429 million for 2001. The assumptions used to establish the recommended range for 2002 were consistent with prior year practices as described below and in Item 1, Property Casualty Losses and Loss Expense Reserves, Page 5. In addition, the outside actuary undertook additional tests to reflect a change in the initial case reserving procedures by the headquarters claims staff. The decision to establish higher initial case reserves reflected the trend toward rising loss severity, an industry-wide phenomenon.

The total reserve balance, net of reinsurance, at year-end 2002 was $2,608 million compared with $2,352 million at year-end 2001. See Note 4 to the Consolidated Financial Statements, Page 64, for a reconciliation of property casualty reserve balances with the losses and loss expenses liability on the balance sheet. The increase in reserves in each year reflected the increases in policies in force and coverages, loss development deterioration reflecting larger losses and management’s conclusions regarding adequate reserve levels. Management believes that the stability of the company’s business makes its historic data the most important source for establishing adequate reserve levels. Traditionally, management has conducted a thorough evaluation in the fourth quarter of the adequacy of its reserves as of the end of the third quarter of each calendar year. In the quarters following, changes based on that thorough review are implemented in conjunction with the less detailed but continuous review of reserve adequacy. As a result, the most significant variation in reserves is seen in the fourth quarter.

HIGHLY UNCERTAIN EXPOSURES

In the normal course of its business, the company may provide coverage that leads to highly uncertain exposures as summarized below:

•	Environmental and asbestos — Management has reviewed its exposure to environmental risk, including mold, and asbestos risk. Management believes that reserves are adequate at this time and that these coverage areas are immaterial to the company’s financial position due to the types of accounts the company has insured in the past. Factors evaluated to reach those conclusions include:

•	Open claim counts for the long-tail asbestos and environmental losses ranged from 400 to 600 for all three years, or less than 1 percent of the total open claim count in each of the three years.

•	Losses and loss expenses incurred for all asbestos and environmental claims were $20 million, or 1.2 percent total losses and loss expenses, in 2002, compared with $7 million, or 0.4 percent, in 2001, and $19 million, or 1.2 percent, in 2000.

•	Reserves for all asbestos and environmental claims were $71 million, or 2.7 percent of total reserves, in 2002, compared with $63 million, or 2.7 percent, in 2001 and $62 million, or 2.9 percent, in 2000.

Commercial accounts were written by the company after the development of coverage forms that exclude cleanup costs. The company’s exposure to risks associated with past production and/or installation of asbestos materials is minimal because the company was primarily a personal lines company when most of the asbestos exposure occurred. The commercial coverage the company did offer was predominantly related to local-market construction activity rather than asbestos manufacturing. Further, over the past two years, the company has revised policy terms, where permitted by state regulation, to limit its exposure to mold and other environmental risks going forward.

•	Catastrophic events — Due to the nature of catastrophic events, management is unable to predict precisely the frequency or potential cost of catastrophe occurrences in the future. However, in an effort to control such losses, the company does not market property casualty insurance in California, reviews aggregate exposures to huge disasters and monitors its exposure in certain coastal regions. Based on analysis of a once-in-250-year event, the company has catastrophe exposure to hurricanes in the Gulf and southeastern coastal regions, earthquakes in the New Madrid fault zone (lies within the central Mississippi Valley, extending from northeast Arkansas, through southeast Missouri, western Tennessee, western Kentucky to southern Illinois) and tornado, wind and hail in the Midwest and Southeast. The company uses the Risk Management Solutions and Applied Insurance Research models to evaluate exposures and aid in determining appropriate reinsurance coverage programs.

To help mitigate the risk of these highly uncertain exposures, the company maintains reinsurance treaties as described below.

REINSURANCE

The company limits the maximum net loss that can arise from large risks or risks concentrated in areas of exposure by reinsuring these risks (ceding) with other insurers or reinsurers. The company’s property casualty risk retention program is affected by various factors, which include, but are not limited to, the changes in the company’s underwriting practices, the capacity to retain risks and reinsurance market conditions.

The company has property casualty working reinsurance treaties and a property casualty catastrophe reinsurance treaty for 2003 through reinsurers that have written the company’s treaties for more than 10 years.

To protect against single large losses, the company purchases property casualty working reinsurance treaties. For 2003:

•	The property working treaty ceded premiums are estimated to be $24 million compared with $25 million in 2002 and $16 million in 2001, net of a one-time ceding commission. In 2003, the company will retain the first $2 million of each loss, as it has for several years. It will retain 40 percent of the next $3 million of the loss, up from 20 percent in 2002 while there was no retention on that layer in 2001. Losses in excess of $5 million are reinsured at 100 percent up to $25 million. Terrorism losses greater than $5 million are reinsured at 80 percent, unchanged from 2002, compared with 100 percent coverage in 2001.

•	The casualty working treaty ceded premiums are estimated to be $55 million, compared with $52 million in 2002 and $32 million in 2001, net of a one-time ceding commission. The company will retain the first $2 million of each casualty loss, as it has for several years. It will retain 60 percent of each loss from $2 million to $4 million, up from 40 percent in 2002 and 20 percent in 2001. Losses in excess of $4 million are reinsured at 100 percent up to $25 million. Terrorism losses at this higher level are reinsured at 80 percent, unchanged from last year, compared with 100 percent in 2001.

For property coverages of individual risks with insured values in excess of $25 million but less than $50 million, the company typically purchases reinsurance (facultative) coverage under an automatic facultative treaty. For those risks with property values exceeding $50 million, the company negotiates the purchase of facultative coverage on an individual certificate basis. For casualty coverages of individual risks with limits exceeding $25 million, facultative reinsurance coverage is placed on an individual certificate basis.

To protect against catastrophic events, the company purchases property catastrophe reinsurance. Under the 2003 treaty, ceded premiums are estimated to be $20 million, up from $19 million in 2002 and $13 million in 2001. The company will retain the first $25 million of losses arising out of a single event, as it has done for several years. It will retain 43 percent of losses from $25 million to $45 million as it did in 2002, an increase from 5 percent in 2001. It will retain 5 percent of losses from $45 million to $200 million. In mid-2002, the company expanded the property catastrophe reinsurance program, adding another $100 million layer in excess of $200 million and retaining 50 percent of the losses in this layer. For 2003, the company will reduce its retention of losses between $200 million and $300 million to 5 percent. The company increased its catastrophe coverage because of its increased exposure due to company growth.

The company also has traditionally purchased a reinsurance treaty that provides an additional $25 million in casualty loss protection, notably for workers compensation losses, bad faith losses and “clash coverage” when there is a single occurrence involving multiple insureds or multiple policies for one insured. The company purchases surety reinsurance in a separate contract.

All reinsurance agreements in place in 2003 are similar to those for 2002, with modestly higher retention levels and an estimated incremental cost increase, net of tax, of $4 million, or 2 cents per share. The company has the financial ability to absorb losses at these levels, and the 2003 reinsurance agreement is a means of balancing reinsurance costs and risks.

Management evaluates terrorism exposure based on aggregate exposure to class of risk. As of the November 26, 2002 enactment of the TRIA, only approximately 120 of the company’s commercial lines policies had terrorism exclusions endorsed. Under the 2003 property casualty working treaties, the company’s terrorism reinsurance coverage has limitations in addition to higher retentions. Coverage is more limited for terrorism than for other causes of loss in the event of multiple events during the same calendar year. Under the catastrophe cover, there is no terrorism coverage for nuclear, pollution or contamination events. For other catastrophic terrorism losses, the company has obtained coverage for personal lines and some limited coverage for commercial lines. Due to the company’s focus on small- to medium-sized businesses in smaller markets and the belief that these policyholders are not likely terrorism targets, as well as the availability of reinsurance, the company remains willing to continue to underwrite terrorism losses.

LIFE INSURANCE POLICY RESERVES

Reserves for traditional life insurance policies are based on expected expenses, mortality, withdrawal rates and investment yields, including a provision for adverse deviation. Once these assumptions are established, they generally are maintained throughout the lives of the contracts. Expected mortality is derived primarily from industry experience. Withdrawal rates are based on company and industry experience, while investment yield is based on company experience and the economic conditions then in effect.

Reserves for the company’s universal life, deferred annuity and investment contracts are equal to the cumulative account balances, which include premium deposits plus credited interest less charges and withdrawals.

DEFERRED ACQUISITION COSTS

The company establishes a deferred asset for costs that vary with and are primarily related to acquiring property casualty and life business, principally agent’s commissions, premium taxes, and certain underwriting costs, which are deferred and amortized into income.

For property casualty policies, deferred costs are amortized over the terms of the policies. For life policies, acquisition costs are deferred and amortized over the premium-paying period of the policies. For accident health policies, expenses incurred in the issuance of policies are deferred and amortized in level proportion to gross premiums over the expected lifetime of the contract.

Underlying assumptions are periodically updated to reflect actual experience and changes in the amounts of timing or estimated future profits will results in adjustments in the accumulated amortization of these costs. Management does not believe that future changes in assumptions would have a material affect on the company.

SEPARATE ACCOUNTS

The company issues life contracts with guaranteed minimum returns, referred to as bank-owned life insurance policies (BOLI), the assets and liabilities of which are legally segregated and recorded as assets and liabilities of the separate accounts. Minimum investment returns and account values are guaranteed by the company and also include death benefits to beneficiaries of the contract holders.

The assets of the separate accounts are carried at fair value. Separate account liabilities primarily represent the contract holders’ claims to the related assets and are carried at the fair value of the assets. In the event that the asset value of contract holders’ accounts is projected below the value guaranteed by the company, a liability is established through a charge to the company’s earnings.

Investment income and realized investment gains and losses of the separate accounts accrue directly to the contract holders and, therefore, are not included in the company’s Consolidated Statements of Income. Each separate account contract includes a negotiated realized gain and loss sharing arrangement with the company. A percentage of each separate account’s realized gain and loss accrues to the company and is transferred from the separate account to the company’s general account and is recognized as revenue or expense.

In the company’s most significant separate account, realized gains and losses are retained in the separate account and are deferred and amortized to the contract holder over a five-year period, subject to certain limitations. Upon termination or maturity of this separate account contract, any unamortized deferred gains and/or losses revert to the general account. In the event this separate account holder were to surrender the contract, there would be a surrender charge equal to 10 percent of the contract’s account value during the first five years, decreasing 2 percent a year to 0 percent at year 11. At December 31, 2002, net unamortized losses amounted to $5 million. In accordance with this separate account agreement, the investment assets must meet certain criteria established by banking regulatory authorities to whose jurisdiction the contract holder is subject. Therefore, sales of investments may be mandated to maintain compliance with these regulations, possibly requiring gains or losses to be recorded, and charged to the general account. Potentially, losses could be material; however, unrealized losses at December 31, 2002, in the separate account portfolio were $1 million.

INVESTMENTS — VALUATION AND IMPAIRMENT

The company’s largest asset is its investment portfolio; and, therefore, accounting policies relative to the investment portfolio are critical. Most of the company’s investments are made in publicly traded securities. Valuations of all of the company’s investments are based on either listed prices or data provided by FT Interactive Data, an outside resource that supplies global securities pricing, dividend, corporate action and descriptive information to support fund pricing, securities operations, research and portfolio management. FT Interactive Data collects, edits, maintains and delivers data on more than 3.5 million securities, commodities and derivative instruments traded around the world. This data includes daily evaluations for more than 2.5 million active fixed-income issues.

Changes in the fair value of these securities, based on the listed prices or information from FT Interactive Data, are reported on the company’s balance sheet in other comprehensive income, net of tax. Fixed maturities (bonds and notes) and equity securities (common and preferred stocks) are classified as available for sale and recorded at fair value in the financial statements.

The company’s investment committee and asset impairment committee continually monitor investments and other assets for signs of impairment. Among other signs, the committees monitor significant decreases in the market value of the assets, changes in legal factors or in the business climate, an accumulation of costs in excess of the amount originally expected to acquire or construct an asset, or other factors such as bankruptcy, deterioration of creditworthiness, failure to pay interest or dividends or signs indicating that the carrying amount may not be recoverable.

Declines in the market value of assets are categorized as follows:

•	Temporary declines — Temporary declines are ordinary fluctuations in the value of a security when considered in the context of overall economic and market conditions. Securities considered to have a temporary decline would be expected to recover their market value. Similar to market value gains, temporary declines (changes in the fair value of these securities) are reported on the company’s balance sheet in other comprehensive income, net of tax, and have no impact on net income.

•	Other-than-temporary impairments — Other-than-temporary impairment charges indicate a decline in valuation — often in conjunction with events taking place in the overall economy and market, combined with events specific to the industry or operations of the issuing corporation — which meets specific criteria established by the asset impairment committee. These objective measures include a declining trend in market value, the extent of the market value decline and the length of time over which the value has been depressed, as well as subjective measures such as pending events and issuer liquidity. Generally, these declines in valuation are greater than might be anticipated when viewed in the context of overall economic and market conditions. Impairment charges are classified as other-than-temporary if, in management’s judgment, there is little expectation that the value will be recouped in the foreseeable future. A security trading below 70 percent of book value or with a Moody’s Investors Service or Standard & Poor’s credit rating below B3/B- is defined by the company as distressed and monitored as potentially impaired. The security may be written down in the event of a declining market value for four consecutive quarters with quarter-end market value below 50 percent of book value or when a security’s market value is 50 percent below book value for three consecutive quarters. A sudden and severe drop in market value that does not otherwise meet the above criteria is reviewed for possible immediate impairment. Not withstanding the above, the company’s portfolio managers constantly monitor the status of their assigned portfolios for indications of potential problems or issues that may be possible impairment issues. If a significant impairment indicator is noted, the portfolio managers more closely scrutinize the security.

When evaluating other-than-temporary impairments, management considers the company’s ability to retain a security for a period adequate to recover a significant percentage of cost. Because of the company’s investment philosophy and strong capitalization, it can hold securities that have the potential to recover value until their scheduled redemption, when they might otherwise be deemed impaired. Other-than-temporarily impaired investment assets are evaluated based on their adjusted book value and further written down, if deemed appropriate. The decision to sell or write down an asset with impairment indications reflects, at least in part, management’s opinion that the security no longer meets the company’s investment expectations. In addition, because the company can hold securities trading below book value until maturity and its criteria for determining potential impairments relate to the magnitude of a quarter-end decline in market value or rating, the company monitors the length of time securities in its portfolio are in a continuous loss position only when securities have reached 70 percent of book value. See Quantitative and Qualitative Disclosures about Market Risk, Page 46, for a detailed discussion of continuous loss position information for securities trading below 70 percent of book value at December 31, 2002.

Other-than-temporary declines in the fair value of investments are recognized in net income as realized losses at the time when facts and circumstances indicate such write-downs are warranted.

•	Write-offs (permanent impairments) — Permanent impairments are defined as those for which management believes there is little potential for future recovery, for example, following the bankruptcy of the issuing corporation. These permanent declines in the fair value of investments are written off at the time when facts and circumstances indicate such write-downs are warranted and reflected in realized losses.

During 2002, the company recognized $98 million, or 0.9 percent of total invested assets, of other-than-temporary impairment charges, including $16 million from four convertible securities and $82 million from 26 fixed-income securities. During 2001, the company recognized $45 million, or 0.4 percent of total invested assets, of other-than-temporary impairment charges, $8 million from two convertible securities and $37 million from 12 fixed-income securities. Other-than-temporary impairment charges had no influence on 2000 results. Further, $4 million, or less than 0.1 percent of total invested assets, was deemed permanently impaired and written off in 2002 and $18 million, or 0.2 percent of total invested assets, was written off in 2001. See Results of Operation, Page 24, for a detailed discussion.

Based on comparison of market value to book value data as of year-end 2002, 59 securities with a book value of $231 million, or 2.0 percent of total invested assets, were being monitored due to the presence of impairment indicators. Management believes it is unlikely that it would be required to impair the entire value of these securities; however, in those circumstances the impact of impairment on the company’s book value and surplus would be minimal. See Quantitative and Qualitative Disclosures about Market Risk, Page 46, for a detailed discussion of potential other-than-temporary impairment charges.

EMPLOYEE BENEFIT PLAN

The company has a defined benefit pension plan covering substantially all employees. Contributions and pension costs are developed from annual actuarial valuations. These valuations involve key assumptions including discount rates and expected return on plan assets, which are updated each year. Any adjustments to these assumptions are based on considerations of current market conditions. Therefore, changes in the related pension costs or credits may occur in the future due to changes in assumptions. The key assumptions used in developing the 2002 net pension credit were a 6.5 percent discount rate, an 8 percent expected return on plan assets and rates of compensation increases ranging from 5 percent to 7 percent, depending on the age of the employee. The 8 percent return on assets assumption is based on the investments of the portfolio held by the pension plan and that substantially all of the investments are equity securities that pay annual dividends. Management believes this rate is representative of the expected long-term rate of return on these assets. These assumptions were consistent with the prior year except that the discount rate was reduced by half of one percent due to current market conditions. Compared with the prior year, the net pension credit was reduced by $2 million. For 2003, the company expects a net pension expense of $4 million, primarily as a result of lower plan assets and resulting expected returns and a decrease in the interest rate used in converting the lump sum cash out form of payment at retirement by half of one percent. Holding all other assumptions constant, a half of one percent increase or decrease in the discount rate would have increased or decreased annual 2002 income before income taxes by $1 million. Likewise, a half of one percent increase or decrease in the expected return on plan assets would have increased or decreased annual 2002 income before income taxes by $800,000.

In addition, the estimated accumulated benefit obligation (ABO) related to the defined benefit pension plan exceeded the fair value of the plan assets at December 31, 2002. This was due primarily to negative returns on the pension funds as a result of the overall decline in the equity markets and a decline in the discount rate used to estimate the pension liability as a result of declining interest rates in the United States. Market conditions and interest rates significantly impact future assets and liabilities of the pension plan. An additional liability might be required in the future, with the potential for a charge to equity to the extent the minimum liability exceeds unrecognized prior service cost upon measurement of plan obligations, which is usually completed by the company at the end of each year.

RECENT ACCOUNTING PRONOUNCEMENTS

The company’s adoption of SFAS No. 142 “Goodwill and Other Intangible Assets,” which requires an impairment-only approach to valuing goodwill and other intangible assets, had no impact on the consolidated financial statements. SFAS No. 143 “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, is not applicable to the company and therefore has no impact on the consolidated financial statements. The company’s adoption of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, also had no impact on the consolidated financial statements.

The Financial Accounting Standards Board (FASB) issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” in April 2002, which eliminates inconsistencies in certain lease transactions, includes certain other technical corrections and clarifies language; SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal” was issued in June 2002 and requires that liabilities for costs associated with an exit or disposal activity be recognized and measured at fair value when the liability is incurred; SFAS No. 147 “Acquisitions of Certain Financial Institutions” was issued in October 2002 and relates to the application of the purchase method of accounting and requires those transactions be accounted for in accordance with SFAS No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets”; management has determined that these newly issued accounting pronouncements will have no effect on the company’s consolidated financial statements.

FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” in December 2002. This pronouncement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company has adopted the disclosure provisions of this pronouncement and will adopt a transition method at the time when a consistent fair value recognition and measurement provision is determined by FASB (in conjunction with the international accounting standards setters) and is required to be adopted.

FASB Interpretation 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” became effective December 15, 2002. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. Management has determined that this interpretation will have no effect on the company’s consolidated financial statements.

FASB Interpretation 46 “Consolidation of Variable Interest Entities” was issued in January 2003 and is effective at various dates for various requirements. This interpretation addresses consolidation of variable interest entities (formerly known as special purpose entities). Management has determined that this interpretation will have no effect on the company’s consolidated financial statements.

RESULTS OF OPERATIONS

THREE-YEAR HIGHLIGHTS

(Dollars in millions except per share data)
	2002	Change %	2001	Change %	2000	Change %

Revenue	$2,843	11.0	$2,561	9.9	$2,331	9.5

Net income before realized investment gains and losses	$300	43.2	$210	74.6	$120	(52.9)
Net realized investment gains and losses	(62)	(277.9)	(17)	(870.7)	(2)	(359.7)

Net income	$238	23.3	$193	63.3	$118	(53.5)

Per share data (diluted):
Net income before realized investment gains and losses	$1.84	42.6	$1.29	74.3	$0.74	(51.3)
Net realized investment gains and losses	(.38)	(280.0)	(.10)	(900.0)	(0.01)	nm

Net income	$1.46	22.7	$1.19	63.0	$0.73	(52.0)

Book value	$34.65	(6.5)	$37.07	(0.5)	$37.26	11.4
Return on equity	4.1%	28.4	3.2%	52.4	2.1%	(54.3)
Return on equity based on comprehensive income	(4.0%)	(259.2)	2.5%	(80.8)	13.0%	584.2

Highlights of the company’s financial performance over the past three years include:

•	Revenue growth in each of the past three years primarily reflected higher contributions from property casualty earned premiums and investment income.

•	Property casualty statutory written premium growth of 19.4 percent in 2002, or 14.0 percent excluding the premium estimate adjustment, and 13.1 percent in 2001 compared with estimated industry growth of 14.2 percent and 8.1 percent in 2002 and 2001, respectively. 2002 property casualty written premiums benefited from a premium estimate adjustment, which added $2 million after tax, or 1 cent per share, to net income. The premium estimate adjustment reflected further refinement of the company’s estimation process for matching written and earned premiums to policy effective dates. It added $117 million to written premiums, $15 million to earned premiums and $3 million to pre-tax GAAP underwriting profits.

•	Investment income grew at a 4.8 percent compound annual growth rate over the three-year period compared with declines in investment income for the property casualty industry. While low prevailing interest rates and weak market conditions have limited opportunities to expand investment income, the company’s emphasis on equity holdings with a steady flow of dividend payments has added stability to investment income. Growth rates are calculated excluding $5 million in interest earned in 2000 from a $303 million single-premium BOLI policy booked at the end of 1999.

•	Net income rose 23.3 percent in 2002 and 63.3 percent in 2001 after declining 53.5 percent in 2000. To evaluate the success of pricing, rate and underwriting strategies, management evaluates the trend in net income before realized investment gains and losses, which rose 43.2 percent in 2002 and 74.6 percent in 2001 after declining 52.9 percent in 2000. The difference between net income and net income before realized investment gains and losses is the inclusion of realized investment gains and losses, the timing of which the company has some measure of control due to unrealized gains in the portfolio. 2001 growth rates for net income and net income before realized investment gains and losses are calculated excluding a one-time charge of $25 million (after-tax) recorded in 2000 to expense impaired assets related to development of next-generation software to process property casualty policies. For comparison purposes, all data discussed below excludes the charge, unless otherwise indicated.

•	Book value was $34.65 at year-end 2002, down from $37.07 at year-end 2001 and the all-time high of $37.26 at year-end 2000. Overall between year-end 2002 and year-end 2000, the company’s common stock portfolio outperformed the overall market, declining 3.4 percent compared with a 17.1 percent decline for the Standard & Poor’s (S&P) 500 Index.

PROPERTY CASUALTY INSURANCE OPERATIONS

OVERVIEW

Within the property casualty insurance market, the company offers both commercial and personal policies through a network of independent agencies. Property casualty insurance operations highlights include:

•	19.4 percent growth in statutory written premiums (14.0 percent excluding the premium estimate adjustment) in 2002 versus the 14.2 percent industry average. Growth in 2002 included a 17.0 percent increase in new business premiums. The company leveraged its relationships with independent agencies to obtain firmer pricing on new and renewal business.

•	98.4 percent statutory combined ratio in 2002, compared with the estimated industry statutory combined ratio of 105.7 percent and improved from a statutory combined ratio of 103.6 percent in 2001 and 109.9 percent in 2000 (103.9 percent excluding the UM/UIM reserve addition). The estimated statutory combined ratio for the industry was 116.0 percent in 2001 and 110.1 percent in 2000. Statutory ratios are used for comparison since GAAP-based industry data is not readily available.

•	$18 million of statutory underwriting loss in 2002 compared with underwriting losses of $108 million in 2001 and $210 million in 2000. The underwriting results for 2000 included a $110 million pre-tax addition to reserves, net of reinsurance, for an estimate of past UM/UIM losses incurred but not yet reported (IBNR) resulting from two Ohio Supreme Court decisions that affected all insurers in the state.

•	Maintained strong ratings:

•	In May 2002, Fitch announced an initial rating of AA (very strong) with a stable outlook based on the company’s strong financial condition and excellent financial flexibility. Fitch commented that the property casualty operation is defined by strong profitability, which is derived in part by above-average premium growth relative to its peers and strong capitalization at the operating level. The rating also considers the company’s significant investment concentration in common stocks.

•	In November 2002, Standard & Poor’s affirmed its AA- (very strong) ratings with a stable outlook. This rating applies to each insurance subsidiary based on strong competitive position, high business persistency, strong capitalization and excellent financial flexibility. Standard & Poor’s noted these factors are counteracted by the company’s aggressive investment strategies and relatively slow response to significant market changes. In 2001, Standard & Poor’s had changed its rating of the property casualty subsidiaries to AA- (very strong) from AA+ (very strong) in light of their outlook for the overall insurance industry and the company.

•	In November 2002, A.M. Best affirmed its top A++ (superior) financial strength ratings and stable outlook for the company’s property casualty group and subsidiaries. Best cited the company’s superior capitalization, sustained profitability and benefits from its long-standing independent agency strategy. A.M. Best said these strengths are somewhat offset by the company’s high investment leverage, continued stockholder dividends and modest surplus growth caused by the recent decline in the equity markets and operating returns that are below the company’s historical average.

•	In November 2002, Moody’s Investors Service reaffirmed its Aa3 ratings of the property casualty subsidiaries noting key factors including the company’s sound balance sheet, conservative leverage profile and sizable capital base. Moody’s said that offsetting these strengths are the company’s continued struggles with large loss severity trends, but pricing and underwriting initiatives should continue to offset these patterns, which are being closely monitored by the company. Other challenges include the risks inherent in the company’s investment strategy, which is concentrated in a limited number of equities and continued development for front and back-end technology systems that lag companies of comparable size.

COMMERCIAL LINES

(Dollars in millions, prior to intercompany eliminations)
	2002	Change %	2001	Change %	2000	Change %

Earned premiums	$1,723	18.6	$1,453	17.9	$1,232	13.2
Losses incurred	996	10.0	905	3.2	877	31.2
Loss expenses incurred	214	25.3	171	7.7	159	28.2
Underwriting expenses incurred	448	16.3	386	5.4	365	13.2
Policyholder dividends incurred	6	(65.4)	16	(11.6)	18	187.3

Underwriting profit (loss)	$59	330.5	$(25)	86.4	$(187)	(458.7)

Combined ratio:
Loss ratio	55.5%	(8.1)	60.4%	(13.3)	69.7%	17.7
Loss expense ratio	12.5	5.1	11.8	(8.5)	12.9	13.2

Losses and loss expenses ratio excluding catastrophe losses	68.0%	(5.8)	72.2%	(12.6)	82.6%	17.0
Catastrophe losses and loss expenses ratio	2.3	20.9	1.9	29.1	1.5	(34.4)

Losses and loss expenses ratio	70.3%	(5.1)	74.1%	(11.9)	84.1%	15.5
Underwriting expense ratio	26.0	(1.9)	26.5	(10.8)	29.7	0
Policyholder dividend ratio	0.3	(72.7)	1.1	(26.7)	1.4	150.0

Combined ratio	96.6%	(5.0)	101.7%	(11.8)	115.2%	11.8

PREMIUM GROWTH

Commercial lines earned premiums rose 18.6 percent in 2002, or 17.6 percent excluding the premium estimate adjustment described above, compared with 17.9 percent in 2001 and 13.2 percent in 2000. Statutory written premiums for commercial lines of insurance grew 22.8 percent in 2002, or 15.8 percent excluding the premium estimate adjustment, compared with the estimated industry average of 17.9 percent. The primary source of growth in the past two years has been firmer pricing on new and renewal commercial business, more then offsetting deliberate decisions to not write or non-renew certain business. In 2001, the company’s commercial lines statutory written premiums grew 16.6 percent compared with an estimated industry average of 8.1 percent.

Commercial lines premium growth in states in which the company has had a presence for more than five years was 16.0 percent in 2002 compared with 22.9 percent in 2001, reflecting the continued opportunities available to the company. Expansion states, where the company has operated for five or fewer years, also were a factor in overall growth, with agency direct premiums of $49 million in 2002 compared with $32 million in 2001 and $14 million in 2000. Over the past five years, the company began marketing commercial lines insurance in Idaho, Montana, upstate New York, North Dakota and Utah.

Growth also has reflected the focus on improving customer service through the creation of smaller marketing territories, permitting local field marketing representatives to devote more time to each independent agent. At year-end 2002, the company had 83 property casualty field territories, up from 74 at the end of 2000. During 2003, the company plans to split and staff another six territories. Smaller territories allow marketing representatives to increase the level of service as well as expand the opportunities to ask for and earn new business.

The company’s standard approach is to write three-year policies, a competitive advantage in the commercial lines market. Exceptions have traditionally included some business new to the agency, aggressively priced policies or policies for which facultative reinsurance has been purchased. Though the company commits to a three-year policy term, policies are annually renewable at the discretion of the policyholder and are cancelable at any time. In 2002, the company wrote a higher-than-normal number of one-year policies while awaiting state regulatory approval for the addition of aggregate limits to the company’s general liability and umbrella coverage forms. These policies would normally have been written on a three-year basis. The changes to the general liability and umbrella coverage limits bring the company in line with industry practices. In 2003, the company expects to resume writing three-year policies at its normal pace because of the competitive advantages.

While writing three-year policies would appear to restrict opportunities to quickly adjust pricing, annual adjustments are in fact made within multi-year packages to automobile, workers compensation, professional liability and most umbrella liability coverages. Management estimates that approximately 74.5 percent of 2002 commercial premium was subject to annual adjustment or re-pricing. Rates on the remaining 25.5 percent of premium are guaranteed for three years. Multi-year packages are offered at rates that may be slightly higher than single-year or annually-adjusted rates. By reducing annual administrative efforts, multi-year policies reduce the company’s and agency’s expenses and the incentive for the policyholder to shop for a new policy every year. Management believes that the advantages of three-year policies in terms of policyholder retention and reduced administrative costs outweigh the potential disadvantage of these policies in periods of rising rates. In addition, the company began increasing rates in 2000 and is two-thirds through the repricing period for renewals of multi-year policies.

Premium growth in 2002 benefited from double-digit premium increases for most commercial lines of business on relatively constant policy counts. The company is more aggressively identifying and measuring exposures to match coverage amounts and premiums to the risk. Where this matching is not possible, accounts are not being renewed. Agents agree on the need to carefully select risks and restore pricing adequacy. They appreciate the time the company’s associates invest in creating solutions for their clients while protecting profitability, whether that means working on an individual case or developing modified policy terms and conditions that preserve flexibility, choice and other sales advantages.

Based on billed written premiums directly by agencies, in 2002, commercial annualized new business premiums were $251 million compared with $220 million in 2001 and $230 million in 2000. Locally based field marketing representatives, who work with agencies to underwrite and price business based on personal and direct knowledge of the risk and competitive environment, lead the new business effort. Overall growth of new business in 2002 was affected by the company’s decision to selectively reduce workers compensation writings. On the basis of billed written premiums directly, new workers compensation premiums declined 17.4 percent in 2002 and 18.4 percent in 2001, compared with a 55.4 percent increase in 2000.

The company has tightened underwriting of new and renewal business, writing new business on a case-by-case basis and offering one-year policies where competition or reinsurance arrangements makes multi-year policies impractical. Over the past three years, the growth rate for individual business lines within the commercial lines segment has shown the company’s emphasis on obtaining adequate pricing for the covered risk:

•	Commercial multi-peril — Earned premiums grew 13.2 percent, 15.8 percent and 13.5 percent in 2002, 2001 and 2000, respectively. As noted above, the company wrote a higher than normal number of one-year policies in 2002 pending regulatory approval for changes in policy terms and conditions. Commercial multi-peril premium growth slowed as some policies previously written in a premium discounted package were moved to non-discounted package programs, which are included in the other liability line of business. This change reflected firmer pricing within the marketplace.

•	Workers compensation — Overall growth was 16.7 percent due to price increases in 2002 versus 21.3 percent in 2001 and 12.2 percent in 2000. During 2002, the company selectively reduced its workers compensation writings, although pricing had improved for renewal business because of reduced credits.

•	Commercial auto — Earned premiums grew 19.8 percent, 20.9 percent and 15.9 percent in 2002, 2001 and 2000, respectively. The growth rate in commercial auto earned premiums in 2002 was due to price increases as the number of policies remained stable.

•	Other liability (commercial umbrella, commercial general liability and directors and officers) - Earned premiums grew 27.5 percent in 2002 due to a higher number of policies written in non-discounted programs. Other liability earned premium growth in 2001 was 4.9 percent down from 12.9 percent in 2000.

In total, commercial multi-peril, workers compensation, commercial auto and other liability accounted for 90.5 percent of total commercial lines earned premium in 2002 versus 91.5 percent in 2001 and 92.7 percent in 2000.

While no immediate effects are anticipated, the company reached certain milestones in 2002 related to Web-based technology projects that make it easier for agents to place business with the company. Agencies and field representatives in four states now are using the company’s new commercial policy quoting systems with six additional states planned for 2003.

PROFITABILITY

The commercial lines combined ratio was 96.6 percent in 2002, an improvement from 101.7 percent in 2001 and 115.2 percent in 2000 (106.8 percent when the UM/UIM reserve is excluded). Catastrophe losses contributed 2.3 percent, 1.9 percent and 1.5 percent to the commercial lines losses and loss expenses and combined ratios in 2002, 2001 and 2000, respectively.

LOSSES AND LOSS EXPENSES ANALYSIS

The losses and loss expenses ratio for commercial lines was 70.3 percent in 2002, compared with 74.1 percent in 2001 and 84.1 percent in 2000 (75.7 percent when the reserve addition is excluded). Since 2000, improvement in commercial lines profitability has primarily been driven by pricing gains as policy count has been relatively flat over the three-year period. In addition, the company has focused on longer-term efforts to enhance profitability. These have included knowing what exposures it has for each risk and making sure it offers appropriate coverages and limits of insurance at appropriate prices. The company continues to develop new underwriting guidelines, to re-underwrite books of business with selected agencies and to change policy terms and conditions where necessary. In addition, the company continues to leverage its strong local presence. Field marketing representatives have been meeting with every agency to reaffirm agreements on the extent of frontline renewal underwriting to be performed by local agencies. Loss control, machinery and equipment and field claims representatives have been conducting on-site inspections, with field claims representatives preparing full risk reports on every account reporting a loss above $100,000 or on any risk of concern.

Specific actions in 2002 and 2001 have included:

•	Contractor task force — A number of initiatives resulted from this review including the development of a supplemental application to better identify exposures; renewing emphasis on agent and underwriter education in the area of effective risk transfer mechanisms, particularly for subcontractors; better managing exposures to apartment or tract housing development; making residential contractors ineligible for monoline umbrella treatment; and, excluding mold and external insulating finishing system (EIFS) exposures, where allowed by state regulations.

•	Risk-category reviews — These studies emphasized underwriting guidelines, such as property age, capacity and loss experience. While the company continues to evaluate risks on their own merits, these risk category reviews have helped it to develop guidelines such as caps on umbrella limits for certain severity-prone business types.

•	Commercial auto review — This program identified or fine-tuned underwriting guidelines and procedures, with careful attention to trucking businesses that specialize in transporting goods for others, in some cases on a long-haul basis.

•	General liability task force — Nearing completion, this study is focusing on loss trends by classes of business, severity versus frequency and other metrics for casualty coverages. The objective is to determine why general liability results have not responded to the company’s other actions to improve profitability. Task force recommendations are expected in the first quarter of 2003.

The reserve estimation policies for the company’s property casualty business are described under Significant Accounting Policies (see Page 18). As rate and other actions have begun to contribute to improved overall profitability for commercial lines, the company continually monitors the adequacy of its reserves relative to commercial lines.

Management’s conclusions regarding reserve levels in 2002 reflected refinement of the manner in which the value of future salvage and subrogation for claims already incurred is estimated. Also, management increased reserves for incurred but not yet reported losses because of higher than expected paid and/or reported development in workers compensation, commercial casualty, commercial umbrella and other liability lines for accident years 1999 through 2001. The increased IBNR was due to management’s continuous efforts to achieve its best estimates of the ultimate incurred losses and not due to any specific event or level of claim activity in a particular line. Management monitors claim activity and appropriately modifies amounts added to losses and loss expense reserves via IBNR additions on an ongoing basis. The IBNR increase in 2001 primarily reflected business growth and the company’s analysis of loss trends. The IBNR increase in 2000 primarily reflected the $103 million commercial lines portion of the UM/UIM reserve.

Following two Ohio Supreme Court decisions, in 2000 the company established a $110 million IBNR reserve, net of reinsurance, for past UM/UIM losses incurred but not yet reported. The court rulings affected all auto insurers in the state, and the company’s reserve action was intended to clear the way for long-term performance improvements benefiting shareholders and policyholders. Prior to the establishment of the reserve, the company had incurred losses in 2000 and 1999 of $28 million and $12 million, respectively, related to these claims. In 2001, the company reduced the IBNR reserve by $54 million for claims reported during the year and changes in case reserves. In 2002, the company reduced the IBNR reserve by an additional $30 million for claims reported during the year and changes in case reserves; however, the rate at which new claims are being presented has declined and favorable development on older claims is appearing. Management believes the reserve balance, which stood at $26 million at year-end 2002, is adequate to cover additional claims that may be reported during 2003 and beyond. Management will continue to monitor these claims and revise its estimates of the related ultimate liabilities and reserves accordingly. Management also will continue to monitor cases pending before the Supreme Court in Ohio that could alter the outlook for future UM/UIM claims either positively or negatively.

LINE OF BUSINESS ANALYSIS

The following discussion details results for the four largest of the company’s commercial property casualty business lines. The accident year loss data below provides current estimates of accident year incurred losses and loss expenses for each of the past four years.

(Dollars in millions)	Years ended December 31,

	2002	Change %	2001	Change %	2000	Change %

Commercial multi-peril
Earned premium	$607	13.2	$536	15.8	$463	13.5
Losses and loss expenses incurred	422	2.1	413	18.5	349	16.9
Losses and loss expenses ratio	69.5%	(9.9)	77.1%	2.3	75.4%	3.0
Losses and loss expenses ratio excluding catastrophes	63.5	(13.7)	73.6	2.5	71.8	6.8
Workers compensation
Earned premium	$294	16.7	$252	21.3	$208	12.2
Losses and loss expenses incurred	235	15.7	203	32.6	153	16.8
Losses and loss expenses ratio	80.0%	(.9)	80.7%	9.2	73.9%	4.2
Losses and loss expenses ratio excluding catastrophes	80.0	(.9)	80.7	9.2	73.9	4.2
Commercial auto
Earned premium	$383	19.8	$320	20.9	$265	15.9
Losses and loss expenses incurred	259	(5.7)	274	(13.9)	319	55.7
Losses and loss expenses ratio	67.5%	(21.2)	85.7%	(28.8)	120.4%	34.4
Losses and loss expenses ratio excluding catastrophes	66.7	(21.6)	85.1	(29.0)	119.8	34.2
Other liability
Earned premium	$276	27.5	$216	4.9	$206	12.9
Losses and loss expenses incurred	214	68.3	127	(24.4)	168	48.9
Losses and loss expenses ratio	77.8%	32.1	58.9%	(28.0)	81.8%	31.9
Losses and loss expenses ratio excluding catastrophes	77.8	32.1	58.9	(28.0)	81.8	31.9

	2002	2001	2000	1999

Accident year losses and loss expenses incurred:
Commercial multi-peril	$416	$418	$391	$320
Workers compensation	226	218	197	161
Other liability	239	166	149	105
Commercial auto	274	249	252	232
Accident year losses and loss expenses incurred ratio:
Commercial multi-peril	68.5%	78.1%	84.6%	78.5%
Workers compensation	76.8	86.5	94.7	87.0
Other liability	86.6	76.7	72.3	57.7
Commercial auto	71.5	77.8	95.1	101.6

Among other factors, an industry-wide rise in loss severity over the past several years has resulted from escalating legal costs, medical costs and jury verdicts. Management monitors loss data by size of loss, business line, geographic region, agency, field marketing representative and duration of policyholder relationship to determine if there are concentrations or trends that require specific actions. Analysis indicated no significant concentrations beyond that seen in higher loss ratios for certain business lines, which management has addressed.

In addition to the renewed focus on underwriting discussed above, a number of factors have affected profitability in the company’s four largest commercial lines of business:

•	Commercial multi-peril — The losses and loss expenses ratio excluding catastrophes for commercial multi-peril improved in 2002 after deteriorating slightly in 2001 due to rising loss severity. A number of underwriting and pricing initiatives contributed to the change in the ratio in 2002 including package discount eligibility review, elimination or reduction of discounts, promotion of insurance-to-value levels and the salvage and subrogation reserve in 2002. The overall effect of these actions improved the losses and loss expenses ratio in 2002 by approximately 9.4 percentage points. Additions of $27 million to reserves for older accident years offset the improvement by 4.4 percentage points.

Further, in 2002 the company rolled out a carefully positioned strategic change to its general liability coverage that revised the handling of policy aggregate limits while maintaining other marketing advantages and bringing the company’s policy forms in line with industry practices. Over the past year, this had the effect of reducing total general liability exposure although the policy count remained relatively unchanged. Looking ahead, this change will help the company better manage contractor-related losses without disrupting the relationships agents have with this important source of business in their communities.

Higher general liability base rates will be effective in most states during first nine months of 2003. This is expected to contribute to further improvement in the losses and loss expenses ratio in 2003.

•	Workers compensation — The losses and loss expenses ratio in 2002 reflected the addition of $23 million to reserves for older accident years, offset by the salvage and subrogation reserve. Higher than expected paid and reported loss development, primarily in accident years 2001 and 2000, accounted for $21 million of the IBNR change. Calendar year 2002 losses and loss expenses ratio improved slightly over 2001 but overall pricing increases for new and renewed risks have helped to bring about declining accident year loss ratios over the three-year period. At the same time, overall earned premium growth slowed in 2002 as the company chose to non-renew selected accounts. Any new or renewal policy covering 200 or more employees at any one location received added scrutiny as the company sought to manage risk aggregation, especially in light of the terrorism risk. Recent accident year losses and loss expenses ratio trends reflect the improvement the company has seen due to pricing and underwriting actions.

•	Commercial auto — The losses and loss expenses ratio for commercial auto improved in 2002 and in 2001. The 2000 losses and loss expenses ratio reflects the $103 million IBNR reserve established for UM/UIM. These improvements reflected pricing changes made over the past two years and underwriting actions that addressed the rise in loss severity that began in 2000. Further, a task force studied loss patterns in this business line and recommended new or revised underwriting guidelines focusing on accurate classification and pricing. As part of the company’s overall emphasis on underwriting, risk information is being more closely scrutinized, generally resulting in higher pricing for renewal policyholders. 2002 performance also benefited from the salvage and subrogation reserve.

For 2003, auto base rate changes in the 10 percent to 14 percent range are in the filing stages, which should help the company sustain the losses and loss expenses ratio in its current range.

•	Other liability — The losses and loss expenses ratio for other liability increased by 18.9 percentage points in 2002 after declining by 22.9 percentage points in 2001. Higher than anticipated accident year 2002 losses for umbrella business resulted in a $19 million increase in IBNR in 2002, which added 6.9 percentage points to the calendar year 2002 losses and loss expenses ratio. In addition, the reserve analysis of certain other liability sublines was refined in 2001. Due to this analysis, which allows more accurate reserve estimation, management determined that other liability reserves could be reduced for 2001. Due to these reserve reductions, calendar year 2001 losses in this line were substantially lower than accident year 2001 losses. Pricing increases taken in 2002 should result in improvement of other liability losses and loss expenses ratio in future years.

COMMERCIAL LINES LOSSES INCURRED ANALYSIS (GAAP)

(Dollars in millions)	Years ended December 31,

	2002	2001	2000

Losses $1 million or more	$90	$61	$39
Losses $250 thousand to $1 million	123	112	79
Development and reserve increases of $250 thousand or more	121	111	77
Other losses	622	593	664

Total losses incurred excluding catastrophe losses	956	877	859
Catastrophe losses	40	28	18

Total losses	$996	$905	$877

As a percent of earned premiums:
Losses $1 million or more	5.2%	4.2%	3.2%
Losses $250 thousand to $1 million	7.2	7.7	6.4
Development and reserve increases of $250 thousand or more	7.0	7.7	6.2
Other losses	36.1	40.8	53.9

Loss ratio excluding catastrophe losses	55.5%	60.4%	69.7%
Catastrophe loss ratio	2.3	1.9	1.5

Total loss ratio	57.8%	62.3%	71.2%

Analysis of loss data by average size of loss supports management’s belief that the industry-wide increase in loss severity is not a temporary phenomenon. Management evaluates the trend in losses and case reserve adjustments greater than $250,000 to track frequency and severity of larger losses and also monitors claim activity, average claim reserves on new claims and reserve development on large claims, as losses are settled or as reserves are increased. Based on the trends of the past three years, management believes that losses between $250,000 and $1 million and reserve increases greater than $250,000 are stable as a percent of earned premiums. Management is monitoring the level of losses greater than $1 million, however, which continue to rise as a percent of earned premiums.

CATASTROPHE LOSSES

Commercial lines catastrophe losses, net of reinsurance and before taxes, were $40 million in 2002 compared with $28 million in 2001, which included $9 million for losses related to events of September 11, 2001. Reported direct losses accounted for less than fourth-tenths of a percent of the $9 million and arose from the company’s participation in an aircraft insurance pool and other reinsurance agreements. Commercial lines catastrophe losses were $18 million in 2000.

EXPENSES

The expense ratio remained relatively stable over the past three years, excluding the one-time charge to expense software development assets in 2000, as the company maintained its level of investment in staff and in upgrades to technology and facilities. While management expects overall expenses to trend down, the commission expense ratio is expected to rise as workers compensation, which has a low commission rate, becomes a smaller percentage of total premiums.

POLICYHOLDER DIVIDEND EXPENSE

Policyholder dividend expense as a percent of earned premiums declined by 0.8 percentage points in 2002 and 0.3 percentage points in 2001. The improvement in the ratio in 2002 and 2001 reflected the company’s emphasis on pricing for workers compensation as well as its decision to not write or not renew many of these policies. Whenever possible, renewal workers compensation policies are being written by The Cincinnati Casualty Company, which does not offer policyholder dividends.

USAIG POOL PARTICIPATION

In 2002, Cincinnati Financial, through The Cincinnati Insurance Company, participated in USAIG, a joint underwriting association of individual insurance companies that collectively function as a worldwide insurance market for all types of aviation and aerospace accounts. However, the company ceded its share of the main USAIG pool for policy year 2002, which resulted in a net financial impact equivalent to exiting the pool. Cincinnati Financial’s net participation share in the main USAIG pool was 10 percent for policy years 2001 and 2000.

Due to policy year 2001 rate increases that were booked in 2002, the company recorded a USAIG-related underwriting gain of $10 million for 2002 versus underwriting losses of $3 million and $2 million for 2001 and 2000, respectively. The 2001 underwriting loss included $4 million related to the events of September 11, 2001, and the American Airlines flight 587 accident in Queens, New York, in November 2001.

For participants in the USAIG main pool, each member’s share of premiums, losses, expenses and profits is proportionate to its contracted participation level during the years they participate in the pool. Each member company of USAIG adheres to financial rating, statutory surplus and security agreement requirements. The member companies fund a trust account at a depository bank to meet 100 percent of their respective net liabilities.

USAIG has a reinsurance program for its members. Companies participating in the USAIG reinsurance program are all rated A or higher by A.M. Best. Reinsurance recoverables on behalf of unauthorized reinsurers participating in the pool are backed by letters of credit and trust funds from these reinsurers. The pool has two governing committees to which each member company may appoint a representative. The general policy committee meets periodically to review, among other things, reinsurance credit exposure, trends in the reinsurance marketplace and to evaluate exceptions to the approved reinsurer list that may arise. The advisory council, which includes all member companies, meets annually.

The managers of USAIG issue policies in the name of one or more of the member companies. All business written in The Cincinnati Insurance Company name is treated in the company’s accounts as direct premium and losses and is then ceded to USAIG. For the years ended December 31, 2002, 2001 and 2000, direct business earned and then ceded was $192 million, $57 million and $39 million, while direct losses and loss expenses incurred and then ceded were $29 million, $314 million and $7 million, respectively. Since The Cincinnati Insurance Company was named as the designated insurer for American Airlines’ policy year 2000 business, the gross losses and recoverables resulting from all American Airlines accidents were recorded on its 2001 financial statements. Management expects to recover 100 percent of the reinsurance recoverables associated with these accidents.

PERSONAL LINES
GROWTH AND PROFITABILITY

(Dollars in millions, prior to intercompany eliminations)
	2002	Change %	2001	Change %	2000	Change %

Earned premiums	$670	8.1	$620	4.0	$596	4.6
Losses incurred	476	.1	476	12.3	424	20.0
Loss expenses incurred	58	51.8	38	(20.1)	48	15.4
Underwriting expenses incurred	187	2.2	183	6.6	172	23.9

Underwriting loss	$(51)	33.4	$(77)	(62.0)	$(48)	(231.9)

Combined ratio:
Loss ratio	63.9%	(9.9)	70.9%	7.9	65.7%	9.9
Loss expense ratio	8.7	40.3	6.2	(23.5)	8.1	11.0

Losses and loss expenses ratio excluding catastrophe losses	72.6%	(5.8)	77.1%	4.5	73.8%	9.8
Catastrophe losses and loss expenses ratio	7.1	21.5	5.8	7.4	5.4	152.6

Losses and loss expenses ratio	79.7%	(3.9)	82.9%	4.7	79.2%	14.3
Underwriting expense ratio	27.9	(5.4)	29.5	2.4	28.8	18.5

Combined ratio	107.6%	(4.3)	112.4%	4.1	108.0%	15.3

Personal lines earned premiums rose 8.1 percent in 2002, compared with 4.0 percent in 2001 and 4.6 percent in 2000. The sources of growth in the past three years were rate increases on new and renewal personal lines business, as well as increased opportunities to write new accounts as agencies and policyholders in the uncertain marketplace are attracted to the company’s fair pricing and long-term approach. Statutory written premiums for personal lines of insurance grew 11.0 percent in 2002, or 9.8 percent excluding the premium estimate adjustment, compared with 5.3 percent in 2001. In each of the past two years, the segment’s written premiums have grown less rapidly than the overall industry averages of 11.2 percent and 9.3 percent, respectively, as the company has focused on underwriting actions as it seeks to return to acceptable levels of profitability.

The personal lines combined ratio was 107.6 percent in 2002, improved from 112.4 percent in 2001 and 108.0 percent in 2000 (106.8 percent excluding the UM/UIM reserve addition). Catastrophe losses contributed 7.1 percent, 5.8 percent and 5.4 percent to the personal losses and loss expenses ratio and the combined ratios in 2002, 2001 and 2000, respectively. The losses and loss expenses ratio for personal lines was 79.7 percent in 2002, compared with 82.9 percent in 2001 and 79.2 percent for 2000 (78.0 percent excluding the UM/UIM reserve addition).

While no short-term effects are anticipated, the company reached certain milestones in 2002 related to Web-based technology projects that will make it easier for agents to place business with the company. During its first six months of operation, Kansas agencies processed 3,700 policies with approximately $3 million of premium using the initial version of the new integrated processing system for six personal lines of business. As the technology is rolled out sequentially to other states over the next several years, management believes the program could have a substantial positive benefit on premium growth and evaluation of the company’s personal lines business. The objectives are to build a single-entry data processing system to streamline policy issue; to speed up processing time to improve cash flow; and to offer direct billing, a feature frequently requested by agents. The total amount capitalized for development of this new software through December 31, 2002 was $15 million.

The reserve estimation policies for the company’s property casualty business are described under Significant Accounting Policies (see Page 18). As rate and other actions have begun to contribute to improved overall profitability for personal lines, the company continually monitors the adequacy of its reserves relative to personal lines.

Management’s conclusions regarding reserve levels in 2002 reflected refinement of the manner in which the value of future salvage and subrogation for claims already incurred is estimated. Also, management increased reserves for incurred but not yet reported losses because of higher than expected paid and/or reported development in the homeowner line for accident years

1999 through 2001. The increased IBNR was due to management’s continuous efforts to achieve its best estimates of the ultimate incurred losses and not due to any specific event or level of claim activity in a particular line. Management monitors claim activity and appropriately modifies amounts added to losses and loss expenses reserves via IBNR additions on an ongoing basis. The IBNR increase in 2001 primarily reflected business growth and the company’s analysis of loss trends. The IBNR increase in 2000 primarily reflected the $7 million reserve for UM/UIM.

LINE OF BUSINESS ANALYSIS

(Dollars in millions)	Years ended December 31,

	2002	Change %	2001	Change %	2000	Change %

Personal auto
Earned premium	$389	7.9	$361	3.8	$348	2.8
Losses and loss expenses incurred	263	3.4	255	(1.9)	260	14.8
Losses and loss expenses ratio	67.6%	(4.2)	70.6%	(5.5)	74.7%	11.7
Losses and loss expenses ratio excluding catastrophes	66.7	(3.6)	69.2	(5.6)	73.3	9.9
Homeowner
Earned premium	$210	10.0	$191	6.3	$180	8.3
Losses and loss expenses incurred	207	(.4)	208	25.4	166	29.7
Losses and loss expenses ratio	98.6%	(9.5)	108.9%	18.1	92.2%	19.7
Losses and loss expenses ratio excluding catastrophes	78.3	(8.3)	85.4	10.3	77.4	9.8

	2002	2001	2000	1999

Accident year losses and loss expenses incurred:
Personal auto	$283	$261	$261	$241
Homeowner	209	204	177	128
Accident year losses and loss expenses incurred ratio:
Personal auto	72.6%	72.4%	75.1%	71.3%
Homeowner	99.8	106.8	98.3	77.0

The personal auto and homeowner business lines together accounted for 89.4 percent, 89.0 percent and 88.6 percent of total personal lines earned premiums in 2002, 2001 and 2000, respectively. The following analyzes growth and profitability for these lines separately:

•	Personal auto — Earned premiums for personal auto grew 7.9 percent, 3.8 percent and 2.8 percent in 2002, 2001 and 2000, respectively. The growth was driven by continued market penetration with rates remaining relatively unchanged in 2002. Rate increases from 2.5 percent to 10.0 percent were approved in 20 states in the second half of 2002 and will contribute to earned premium growth in 2003 and beyond.

Over the last three years, the benefits of a personal auto re-underwriting program generally served to offset rising loss severity. The re-underwriting program reviewed and strengthened underwriting standards, required motor vehicle reports for many insured drivers and obtained commitments for selected agencies to provide the company with specific premium volume increases. Excluding salvage and subrogation reserve, the losses and loss expenses ratio for personal auto was relatively constant at 71.7 percent in 2002, compared with 69.2 percent in 2001 and 73.3 percent in 2000.

•	Homeowner — Earned premiums for homeowners grew 10.0 percent, 6.3 percent and 8.3 percent in 2002, 2001 and 2000, respectively. Catastrophe losses contributed 20.3 percentage points, 23.5 percentage points and 14.8 percentage points to the homeowner losses and loss expenses in 2002, 2001 and 2000, respectively. Although the losses and loss expenses ratio excluding catastrophes for the homeowner line declined to 78.3 in 2002 after rising to 85.4 percent in 2001 from 77.4 for 2000, it remained above the 70.0 percent to 72.0 percent level the company considers acceptable. To improve profitability in the homeowner line, the company has focused on:

•	Rate changes — In 2002, rate increases were effective in 20 active states, with an average increase of approximately 9 percent and with three active states experiencing more than one rate change during the year. Looking into 2003, the company has already received approval for rate changes in 11 active states. Management anticipates the average increase over current rates will exceed 10 percent over the course of the year. The 2003 rate changes affect several of the company’s largest states as measured by homeowner premium volume. Rate changes are applied to new business and to existing three-year policies as they come up for renewal. At the same time, the personal lines underwriters are focusing on insurance-to-value initiatives to verify the company is receiving the correct level of premium for the value of the insured risk. Significant earned premium increases are expected over the next three years as policies renew.

•	Changes in policy terms and conditions — The company has identified specific coverage areas for updating to increase its control over risk and pricing. For example, the company has capped the replacement cost coverage at 125 percent of the amount chosen by the policyholder to insure the home; previously, full replacement coverage without a maximum was standard for the company. For water damage, which represented 21 percent of losses in 2002 and 18 percent of losses in 2001, the company changed its coverage form to let policyholders choose and pay for the level of coverage they need. This endorsement began to roll out in September 2002 in three major personal lines states, Ohio, Michigan and Indiana, which accounted for 50.2 percent of 2002 homeowner earned premium.

The combined impact of these changes in rates and policy terms and conditions is seen as existing three-year policies renew. For example, in Ohio, which accounts for 32 percent of the company’s total homeowner earned premium, the typical renewal policyholder is experiencing approximately a 30 percent increase in total premium for their next three-year policy term. This reflects all rate increases, insured value and policy changes that were effective over the policyholder’s previous three-year policy cycle. As the company continues to work through the renewal policy cycle, management expects to see quarter-over-quarter improvement in earned premium and losses and loss expenses ratios in 2003 and beyond.

PERSONAL LINES LOSSES INCURRED ANALYSIS (GAAP)

(Dollars in millions)	Years ended December 31,

	2002	2001	2000

Losses $1 million or more	$15	$10	$20
Losses $250 thousand to $1 million	35	32	38
Development and reserve increases of $250 thousand or more	20	10	37
Other losses	359	388	297

Total losses incurred excluding catastrophe losses	429	440	392
Catastrophe losses	47	36	32

Total losses	$476	$476	$424

As a percent of earned premiums:
Losses $1 million or more	2.2%	1.6%	3.3%
Losses $250 thousand to $1 million	5.2	5.2	6.4
Development and reserve increases of $250 thousand or more	3.0	1.6	6.2
Other losses	53.5	62.5	49.8

Loss ratio excluding catastrophe losses	63.9%	70.9%	65.7%
Catastrophe loss ratio	7.1	5.8	5.4

Total loss ratio	71.0%	76.7%	71.1%

CATASTROPHE LOSSES

Personal lines catastrophe losses, net of reinsurance and before taxes, were $47 million in 2002 compared with $36 million in 2001 and $32 million in 2000.

EXPENSES

The expense ratio, excluding the one-time charge to expense software development assets in 2000, remained relatively stable over the past three years, as the company maintained its level of investment in staff and costs associated with upgrading technology and facilities.

LIFE INSURANCE OPERATIONS
OVERVIEW

(Dollars in millions)	Years ended December 31,

	2002	Change %	2001	Change %	2000	Change %

Earned premiums	$87	8.3	$81	1.5	$80	6.5
Investment income, net of expenses	86	6.9	80	1.3	79	12.5
Total revenues	162	2.8	158	na	158	9.9
Total expenses	136	13.9	120	6.6	112	5.3
Net income before realized investment losses	25	(16.7)	30	(8.1)	32	14.9
Net realized investment gains and losses	(7)	(99.2)	(4)	(136.0)	(2)	40.0
Net income	17	(33.0)	26	(15.4)	31	20.3
Total assets	1,974	12.1	1,761	8.6	1,621	12.0
Shareholders’ equity	537	(2.6)	552	5.2	525	13.3

PREMIUMS

The company’s life insurance subsidiary reported 2002 statutory written premiums of $220 million, including a single $33 million general account BOLI policy, up from $102 million in 2001. In 2000, written premiums were $119 million, including a single $20 million separate account BOLI policy. Excluding BOLI premiums, written premiums rose 81.9 percent in 2002 compared with 3.0 percent in 2001 and 3.8 percent in 2000. Written premiums have been reclassified to exclude annuity deposits not involving life contingencies, which are not recognized as written premium under statutory rules. Total written premiums in 2002 included $85 million of annuities, compared with $10 million in 2001 and $7 million in 2000, as agents continued to market attractive annuity features including guaranteed interest and fixed income.

New submitted applications increased 16 percent to more than 47,600 on strong sales of ordinary life products. Over the coming months, Cincinnati Life will enhance its disability income policy and introduce two new, competitive LifeHorizons guaranteed products-whole life with a single-pay paid-up life rider and long-term guaranteed universal life.

NET INCOME BEFORE REALIZED INVESTMENT GAINS AND LOSSES

In 2002, net income before realized investment gains and losses was down 16.7 percent from 2001 in part due to increased regulatory and legal costs. In 2001, net income before realized investment gains and losses declined 8.1 percent from the prior year primarily due to higher expenses related to charges for automation and policy audits and incentives. In 2000, net income before realized investment gains and losses rose 14.9 percent, due to growth in investment income, favorable mortality experience, expense control and continued growth.

INVESTMENT OPERATIONS
OVERVIEW

Investment operations affect the company’s results of operation through the inclusion of investment income and realized gains and losses. Investment operations provide the company’s primary source of pre- and after-tax profits.

INVESTMENT INCOME

Pre-tax investment income reached a new record of $445 million in 2002, up 5.6 percent from the prior record of $421 million in 2001. Pre-tax investment income grew 2.8 percent in 2001. Growth in investment income over the past two years has been driven by excellent cash flow for new investment and increased dividend income from the common stock portfolio.

The advantages of the excellent cash flow have been somewhat offset by the effect of the weak economy on overall market conditions and the challenge of reinvesting proceeds from called or redeemed bonds at prevailing interest rates.

In 2002, 28 of the 46 common stocks in the portfolio raised their dividends, which should add approximately $12 million to gross investment earnings on an annualized basis. The 10 largest holdings in the equity portfolio accounted for approximately 90 percent of the increase in indicated annual dividends in 2002.

REALIZED INVESTMENT GAINS AND LOSSES

Realized investment losses, net, before federal taxes were $94 million in 2002 compared with realized investment losses of $25 million in 2001 and $2 million in 2000.

Over the past three years, realized investment losses have included:

(In millions)	Years ended December 31,

	2002	2001	2000

Other-than-temporary impairments:
Airline	$(28)	$(8)	$0
Telecommunication	(16)	(3)	0
Utility/merchant energy/trading	(14)	(5)	0
Cable	(12)	0	0
Automotive	(11)	(4)	0
Retail	(3)	(10)	0
Other	(14)	(15)	0

Total	(98)	(45)	0
Realized investment gains (losses)	8	11	(2)
Valuation of embedded derivatives	(4)	9	0

Total realized losses	$(94)	$(25)	$(2)

OTHER-THAN-TEMPORARY IMPAIRMENTS

In 2002, the company recorded $98 million in write-downs of securities management deemed had experienced an other-than-temporary decline in market value versus $45 million in 2001. (See Investments — Valuation and Impairment discussion in Significant Accounting Policies on Page 21 for factors considered by management.) There were no other-than-temporary impairment charges recorded in the investment portfolio in 2000. Write-down of the carrying value of distressed airline, telecommunication, utility/merchant energy/trading and cable bonds represented 71.4 percent of 2002 impairment charges:

•	Airline — In 2002, management recorded other-than-temporary impairment charges for all unsecured airline-related bonds due to the overall outlook for that industry, even if they did not otherwise meet the impairment criteria. Secured notes, or those that have aircraft as collateral for the trust certificate, were not impaired except for the two carriers in bankruptcy proceedings (UAL Corporation/United Airlines and US Airways Group, Inc./US Airways). Management chose to record an other-than-temporary impairment for most of the secured notes of these two issuers due to their unique situation.

Management chose to not record an other-than-temporary impairment for most of the secured bonds because management believed that much higher potential values based upon underlying asset collateral were not being recognized by the market.

•	Telecommunication — In 2002, management recorded other-than-temporary impairment charges for two high-yield corporate bonds and one convertible issue following the dramatic decline in industry-wide valuations as a result of overbuilding of infrastructure, corporate mismanagement and accounting fraud. The impact of the Global Crossing and WorldCom bankruptcies filtered down through the entire industry.

•	Utility/merchant energy/trading — These bonds also can be divided into unsecured notes and those with collateral in the form of pipelines, power facilities and real estate. Valuations throughout the industry were affected by mismanagement of trading operations, which contributed to accounting irregularities regarding the booking of revenue and the valuation of trading contracts.

•	Cable — Market values in this industry have suffered in the past year in the wake of the Adelphia bankruptcy and subsequent concerns related to industry-wide liquidity.

Other-than-temporary impairment charges by asset class are shown below:

(Dollars in millions)	Years ended December 31,

Asset Class	2002	2001	2000

High-yield corporate bonds:
Number of securities impaired	24	11	0
% to total owned	10%	5%	0%
Impairment amount	$77	$34	$0
New book value	37	19	0
% to total owned	5%	3%	0%
Tax-exempt municipal bonds:
Number of securities impaired	2	1	0
% to total owned	0%	0%	0%
Impairment amount	$5	$3	$0
New book value	1	2	0
% to total owned	0%	0%	0%
Convertible securities:
Number of securities impaired	4	2	0
% to total owned	4%	2%	0%
Impairment amount	$16	$8	$0
New book value	11	9	0
% to total owned	2%	2%	0%

REALIZED INVESTMENT GAINS AND LOSSES

In 2002, the company recorded $8 million, which included $5 million in gains from assets sold in the normal course of the company’s investing activities, compared with $11 million in gains in 2001 and $2 million in losses in 2000. The company’s investment operations buy and sell securities on an ongoing basis to help achieve its portfolio objectives. Securities sold at a loss typically reflected management’s opinion that the security fundamentally no longer meets the company’s investment expectations. This change in expectations forces management to consider deviating from its typical intent to hold to maturity. This may reflect a loss of confidence in management, a change in underlying risk factors (such as political risk, regulatory risk, sector risk or credit risk), or a recovery from a previously impaired value. The decision to sell reflects management’s perception of a change in the underlying fundamentals of the company and preference to allocate those funds to investments that more closely meet the established parameters for long-term stability and growth. Sales of securities that had previously been impaired or distressed securities totaled $73 million in 2002 versus $66 million in 2001 and $124 million in 2000, with high-yield corporate bonds accounting for 35.7 percent, 42.4 percent and 54.5 percent of these sales in 2002, 2001 and 2000, respectively. As described in other-than-temporary impairments above, issues affecting the airline, telecommunication, utility/merchant energy/trading and cable industries were a primary factor in the decision to sell securities.

VALUATION OF EMBEDDED DERIVATIVES

In 2002, the company recorded $4 million in fair value declines versus $9 million in fair value increases in 2001 due to the application of Statement of Financial Accounting Standard (SFAS) No. 133, which requires measurement of the fluctuations in the value of the embedded derivative features in selected convertible securities. See Note 1 to the Consolidated Financial Statements, Page 58, for details on the accounting for convertible security embedded options.

OTHER

Operations of the parent company, CFC Investment Company and CinFin Capital Management Company, excluding investment activities, and other income of the insurance subsidiaries resulted in $14 million in revenues in 2002, up from $13 million in 2001 and $11 million in 2000. The losses before income taxes of $32 million, $35 million and $36 million recorded in 2002, 2001 and 2000, respectively, were primarily due to interest expense from debt of the parent company and operating expenses of the company’s headquarters.

FEDERAL INCOME TAXES

Investment operations are the company’s primary source of profits. The company pursues a strategy of investing in tax advantaged fixed maturities and equity securities to minimize its overall tax liability and maximize after-tax earnings. The statutory net underwriting losses in each of the past three years served to further reduce the company’s tax expense. The differences in income tax expense and the effective tax rate during the period were primarily the company’s tax-exempt interest and dividends received exclusion. See Note 10 to the Consolidated Financial Statements, Page 66, for detail regarding the company’s effective income tax rate.

Management anticipates that the effective tax rate will approximate 20 percent if the company achieves its performance objectives of an underwriting profit, growth in investment income and more normalized realized investment gains.

Reflecting that strategy, the company’s income tax expense (benefit) was $41 million, $28 million and $(9) million for 2002, 2001 and 2000, respectively, while the effective tax rate was 14.8 percent, 12.7 percent and (8.9) percent for the same periods.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

(In millions)	Years ended December 31,

	2002	2001	2000

Net cash provided by operating activities	$667	$543	$358
Net cash used in investing activities	(537)	(359)	(513)
Net cash used in financing activities	(66)	(148)	(136)

Net increase (decrease) in cash	$64	$36	$(291)
Cash at beginning of year	48	12	303

Cash at end of year	$112	$48	$12

Supplemental:
Interest paid	$35	$41	$40
Income taxes paid	87	9	33

Cash flow from operations for each of the last three years was sufficient to meet operating needs of the company, with short-term borrowings utilized for financing activities during 2001 and 2000. Management believes that operating cash flows will continue to be the primary source of funds for the company. Net underwriting cash flows and net investment income have continued to be strong and contributed to cash flow from operations expansion of more than $120 million over 2001 and more than $180 million over 2000. The company uses cash provided by operations as well as cash provided by investment sales or calls primarily to purchase additional fixed-income and equity securities, pay dividends and repurchase stock.

Future liquidity could be affected by catastrophe losses that are in excess of the company’s catastrophe reinsurance treaties, which provide coverage for gross losses up to $300 million. The company has no significant exposure to assumed reinsurance, which accounted for no more than 2.6 percent of earned premiums in each of the last three years and is expected to remain at or near this level in 2003. In 2003, ceded reinsurance agreements will result in higher ceded premiums and higher retention by the company, which will increase incurred losses. The company expects to have minimal, if any, cash requirements related to the pension plan in 2003. However, if asset returns remain at 8 percent per year and the employee population is stable, it is possible that the defined benefit plan may have minimum contribution requirements as early as 2004.

Common stock repurchases for treasury have continued at a steady pace over the last several years and occur whenever management believes that stock prices on the open market are favorable for such repurchases. At December 31, 2002, 6.8 million shares remain authorized for repurchase at any time in the future when market conditions permit.

During 2002, the life insurance company annuity sales, including premiums and deposit-type contract funds, were much higher than normal at $110 million compared with $38 million and $28 million in 2001 and 2000, respectively. The growth in annuity sales was attributable to the fixed rates and guaranteed income features that were attractive in 2002’s economic climate.

ASSETS

OVERVIEW

The market value of the company’s investments was $11.257 billion and $11.571 billion at year-end 2002 and 2001, respectively. These investments made up 80.1 percent of the company’s $14.059 billion in assets at year-end 2002 compared with 83.2 percent of the company’s $13.914 billion assets at year-end 2001.

INVESTMENT PORTFOLIO

Insurance regulatory and statutory requirements designed to protect policyholders from investment risk influence the company’s investment decisions on an individual insurance company basis. Cash generated from insurance operations is invested almost entirely in five types of assets evaluated prior to purchase based on yield and risk. The company invests primarily in publicly traded securities, classified as available for sale in the accompanying financial statements. The balance sheet reflects changes in the fair value of these securities as other comprehensive income, net of tax.

Within two broad categories, fixed-income securities and equity and convertible securities, the company invests in five classes of assets:

FIXED-INCOME SECURITIES

At year-end 2002 and 2001, investments totaling approximately $3.305 billion and $3.010 billion ($3.220 billion and $3.012 billion at amortized cost) of the company’s $11.257 billion and $11.571 billion investment portfolio related to fixed-income securities. At December 31, 2002, the company’s portfolio of fixed-income securities had a weighted average yield-to-book of 7.4 percent, a weighted average maturity of 10.6 years and a weighted average modified duration of 4.9 years. For the insurance companies’ purposes, strong emphasis has been placed on purchasing current income-producing securities.

By maintaining a well diversified, fixed-income portfolio, the company attempts to mitigate overall credit risk. No individual fixed-income issuer’s securities account for more than 2 percent of the fixed-income portfolio. At year-end 2002, the airline industry comprised approximately $97 million in market value ($119 million amortized cost) distributed among the three types of fixed-income securities. Continued weak performance by the airlines could further impact the value of the company’s holdings within this sector. See Potential Impairments, Page 48 for further discussion.

The energy sector, which encompasses utilities and merchant trading, accounted for $186 million in market value ($197 million amortized book value) of fixed-income assets. Management monitors industry concentrations for developments such as the unregulated operations of certain utilities, which may impact the value of the company’s holdings going forward. See Potential Impairments, Page 48 for further discussion.

See Note 2 to the Consolidated Financial Statements, Page 62, for information regarding the maturity of the company’s fixed-income portfolio. Credit ratings as of December 31, 2002, for the company investment portfolio, excluding common and preferred stocks and including $4 million in government treasuries and $72 million in convertible debentures, were:

(Dollars in millions)		Percent
	Fair value	of total

Moody’s Ratings
Aaa, Aa, A	$1,180	35.7%
Baa	909	27.5
Ba	424	12.9
B	232	7.0
Caa	90	2.7
Not rated	470	14.2

Total	$3,305	100.0%

Standard & Poor’s Ratings
AAA, AA, A	$1,174	35.5%
BBB	1,015	30.7
BB	397	12.0
B	228	6.9
CCC	63	1.9
Not rated	428	13.0

Total	$3,305	100.0%

•	Investment-grade corporate bonds — At year-end 2002 and 2001, approximately $1.488 billion and $1.240 billion ($1.394 billion and $1.208 billion at amortized cost) of the investment portfolio related to corporate bonds rated as investment grade. Bonds with a Moody’s rating at or above Baa 3 or a Standard & Poor’s rating at or above BBB- are considered investment grade. A majority of the bonds not rated by Moody’s are investment grade for statutory purposes and are related to small, tax-exempt bond issues. The company seeks to balance current income with potential changes in market value as well as changes in credit risk when determining whether or not to hold these securities to maturity.

•	High-yield corporate bonds — At year-end 2002 and 2001, approximately $630 million and $652 million ($693 million and $718 million at amortized cost) of the investment portfolio were corporate bonds considered to be high-yield corporate bonds. Bonds with a Moody’s rating below Baa 3 or a Standard & Poor’s rating below BBB- and non-rated bonds are considered high yield. The company’s strong capital position permits it to invest in these securities in addition to investment-grade corporate bonds. While such investments tend to have higher yields, they are inherently more risky and illiquid since the risk of default by the issuer, as indicated by their ratings, is higher. Historically, they have made a positive contribution to investment income and, in general, are less sensitive to interest-rate fluctuations. Similar to investment-grade bonds, the company seeks to balance current income with potential changes in market value as well as changes in credit risk when determining whether or not to hold these securities to maturity. During 2002, the corporate bond market experienced the highest default rates in absolute dollars since 1990-1991. In 2002, the company recorded losses in its non-investment grade bond portfolio due to deteriorating economic conditions and tightening credit standards. The company is taking an aggressive approach, closely monitoring this class and selling or impairing issues that management believes may not be able to recoup lost value. See Potential Impairments, Page 48 for further discussion.

•	Tax-exempt municipal bonds — At year-end 2002 and 2001, approximately $1.111 billion and $1.042 billion ($1.055 billion and $1.013 billion at amortized cost) of the investment portfolio were tax-exempt municipal bonds. The company has historically found municipal bonds attractive because earnings on these securities are exempt from federal taxes. Because of alternative minimum tax effects, however, the company uses a blend of tax-exempt and taxable fixed-maturity securities. The company traditionally has purchased municipal bonds focusing on essential services, such as schools, sewer, water or others. While no single municipal issuer accounts for more than 1.5 percent of the tax-exempt municipal bond portfolio, concentrations within individual states can be high. Holdings in the top five states — Indiana, Illinois, Missouri, Ohio and Texas — account for approximately 66 percent of the municipal portfolio.

Equity and Convertible Securities

At year-end 2002 and 2001, investments totaling $7.884 billion and $8.495 billion ($2.375 billion and $2.174 billion at cost) of the company’s $11.257 billion and $11.571 billion investment portfolio related to equity securities.

•	Common stocks – Investments in common stocks have been made with an emphasis on securities with an annual dividend yield of 1.5 percent to 3.0 percent and a history of dividend increases. The company’s strategy in equity investments is to identify approximately 10 companies in which it can accumulate 5 percent to 10 percent of their common stock. While this emphasis on a small group of equities has resulted in significant concentrations within the portfolio, it also permits the company to closely monitor and often develop relationships with the management of issuing companies, gaining an in-depth understanding of their industry and outlook. As a long-term investor, the company has followed this buy-and-hold strategy for many years, resulting in significant accumulated unrealized appreciation within the equity portfolio. The company’s portfolio of equity investments had an average dividend yield-to-cost of 9.1 percent at December 31, 2002.

•	Convertible securities – For more than 30 years, the company has invested in both convertible bonds and convertible preferred stocks. These securities are the primary trading vehicle in the portfolio. Management believes the conversion features enhance the overall value of the security and does not believe that investments in convertible securities pose any significant risk to the company or its portfolio due to their characteristics. As a class, convertible securities tend to be less sensitive to interest-rate changes than fixed-rate securities and less sensitive to market conditions than equity securities.

Additional information regarding the composition of investments, together with maturity data regarding investments in fixed-maturity obligations, is included in the Note 2 to Consolidated Financial Statements, Page 62.

OTHER INVESTED ASSETS

Other invested assets of $68 million, compared with $66 million in 2001, primarily consisted of mortgage loans, policy loans and notes receivable. During 2002, the company sold an office building in downtown Cincinnati for a net gain of $2 million, net of tax. See Item 2, Properties, Page 12, for information regarding the company’s other real estate holdings.

LIABILITIES

OVERVIEW

At December 31, 2002, total long- and short-term debt was 7.1 percent and insurance reserves were 47.6 percent of total liabilities, with remaining liabilities consisting of unearned premiums, deferred income taxes, declared but unpaid dividends and other liabilities.

DEBT

At December 31, 2002, and December 31, 2001, long-term debt consisted of $420 million and $426 million, respectively, of which $420 million was senior debentures in both years with $6 million in convertible debentures at year-end 2001, which matured in 2002. The senior debenture is not encumbered by rating triggers. The company’s excellent cash flow and strong capital position have allowed it to minimize its reliance on debt financing although the company utilizes a line of credit to fund short-term cash needs.

The company has two lines of credit totaling $250 million at year-end 2002. There are two financial covenants for the company’s $175 million line of credit. First, consolidated net worth on the last day of each fiscal quarter shall not be less than $5.0 billion or $4.5 billion if such reduction in consolidated net worth is due solely to unrealized losses in the company’s portfolio of debt and equity investments; at year-end 2002, the company’s consolidated net worth was $5.598 billion. Second, the company’s consolidated ratio of indebtedness for borrowed money to net worth, at any time during each fiscal quarter, shall not exceed the ratio of 0.25-to-1.00; as of year-end 2002, the ratio of indebtedness to net worth was 0.11-to-1.00. The company’s $75 million line of credit has no financial covenants. Short-term interest rates will fluctuate. Every 100 basis point increase in short-term rates will increase interest expense by $2 million, before-tax, based on the $183 million outstanding on the two lines of credit at year-end 2002.

During 2001, CFC Investment Company entered into an interest-rate swap as a cash hedge of variable interest payments for certain variable-rate debt obligations ($31 million notional amount) to better match fixed rate lease assets with liabilities having a fixed financing rate. Under this interest-rate swap contract, the company agreed to pay a fixed rate of interest for a seven-year period. The contract is considered to be a hedge against changes in the amount of future cash flows associated with the related interest payments. Accordingly, the related unrealized gain or loss on this contract is a component of comprehensive income. The interest swap contract is reflected at fair value in the company’s balance sheet. The unrealized loss at December 31, 2002 was $4 million. The net effect of this transaction was to fix the interest cost on the short-term loan.

The company has no off-balance sheet arrangements.

Following is a summary of the contractual obligations and other commercial commitments:

(In millions)

	Contractual obligations:	Other commercial commitments:
	long-term debt	lines of credit

Payments due by period:
Less than one year	$0	$183
One to three years	0	0
Four to five years	0	0
After/over five years	420	0

Total/total amounts committed	$420	$183

Credit and Financial Strength Ratings

Insurers are rated on their financial strength and claims-paying ability to provide consumers with comparative information in the insurance industry. Among other factors, the ratings focus on items such as results of operations, capital resources and minimum policyholders’ surplus requirements as well as qualitative analysis.

During 2002, the company’s ratings from Standard & Poor’s, Moody’s and A.M. Best remained unchanged and a new rating from Fitch was initiated at A+ (very strong). In 2001, Standard & Poor’s had changed their rating of the company due to their outlook for the overall insurance industry and the company.

While factors such as the company’s catastrophe exposures, investment philosophy and bias towards incremental change with an eye toward stability instead of quick fixes have the potential to introduce volatility, the ratings agencies have consistently asserted that the company has built appropriate financial strength to manage that volatility and seek higher long-term returns for shareholders.

While management believes its financial position is strong, the rating agencies could decide to change their ratings in the future. The following table summarizes the company’s current debt and financial strength ratings:

	A. M. BEST	FITCH	MOODY'S	S&P

Cincinnati Financial Corporation Senior debentures	aa	A+	A2	A+
The Cincinnati Insurance Companies Property casualty group (and each subsidiary)	A++	AA	Aa3	AA-
Cincinnati Life	A+	AA	—	AA-

DIVIDENDS

Cincinnati Financial has increased cash dividends to shareholders for 42 consecutive years and, periodically, the board of directors authorizes stock dividends or splits. In February 2003, the board of directors authorized a 12.4 percent increase in the regular quarterly dividend to an indicated annual rate of $1.00. In February 2002, the board authorized a 6.0 percent increase; and in February 2001, a 10.5 percent increase. Over the past 10 years, the company has paid an average of 40 percent to 45 percent of net income as dividends, with the remaining 55 percent to 60 percent reinvested for future growth. The ability of the company to continue paying cash dividends is subject to factors as the board of directors may deem relevant.

Since 1992, the company’s board also has authorized four stock splits or stock dividends: a three-for-one stock split in 1998; a 5 percent stock dividend in 1996; a 5 percent stock dividend in 1995; and, a three-for-one stock split in 1992. After the most recent stock split in 1998, a shareholder who purchased one Cincinnati Insurance share before 1957 would own 1,947 Cincinnati Financial shares if all shares from accrued stock dividends and splits were held and cash dividends not reinvested.

COMMON STOCK REPURCHASE

The Cincinnati Financial board believes that stock repurchases can help fulfill the company’s commitment to enhancing shareholder value. Consequently, the company’s board has authorized the repurchase of outstanding shares. At December 31, 2002, 6.8 million shares remained authorized for repurchase at any time in the future. The company has purchased 1.1 million shares at a cost of $42 million, 1.2 million shares at a cost of $46 million and 2.1 million shares at a cost of $67 million during the years ended December 31, 2002, 2001 and 2000, respectively. Shares repurchased total 14.1 million, at a total cost to the company of $465 million, since the inception of the share repurchase program in 1996.

SHAREHOLDERS’ EQUITY

At year-end 2002, total shareholders’ equity was 39.8 percent of total assets.

	Years ended December 31,
(In millions)	2002	2001	2000

Common stock, paid-in-capital less treasury stock	$183	$207	$219
Retained earnings	1,772	1,678	1,620
Accumulated other comprehensive income	3,643	4,113	4,156

Total shareholders’ equity	$5,598	$5,998	$5,995

As a long-term investor, the company has followed a buy-and-hold strategy for more than 40 years. A significant amount of unrealized appreciation on equity investments has been generated as a result of this policy. Unrealized appreciation on equity investments, before deferred income taxes, was $5.509 billion and $6.321 billion at year-end 2002 and 2001, respectively. It constituted 69.9 percent of the equity investment portfolio; and, after deferred income taxes, 65.1 percent of total shareholders’ equity at year-end 2002.

The unrealized appreciation is primarily due to the company’s holdings in Fifth Third Bancorp (Nasdaq:FITB) and Alltel Corporation (NYSE:AT) common stock.

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential for a decrease in value resulting from broad yet uncontrollable forces such as: inflation, economic growth, interest rates, world political conditions or other widespread unpredictable events. It is comprised of many individual risks that, when combined, create a macroeconomic impact. Some of the risks are:

•	Political risk – the potential for a decrease in market value due to the real or perceived impact of governmental policies or situations. In particular since the events of September 11, 2001, the market has been sensitive to issues related to terrorism, homeland security and related international issues, such as the potential for war.

•	Regulatory risk – the potential for a decrease in market value due to the impact of legislative proposals or changes in the laws or regulations. Over the past two years, the market has reacted to the passage of the Sarbanes-Oxley Act, TRIA, past and pending tax law changes, Social Security reform issues and healthcare legislation issues.

•	Economic risk – the potential for a decrease in value due to changes in general economic factors (such as interest rates or a slowdown in the economy). Over the past two years, there have been heightened concerns due to the recession, continued sluggish economy, higher unemployment, low capital spending, weak consumer confidence and state budget deficits.

•	Revaluation risk – the potential for a decrease in market value due to a change in relative value (change in market multiple) of the market brought on by general economic factors. The technology/telecommunication revaluation of the past two years, combined with other political, regulatory and economic issues, has resulted in lower market price/earnings multiples.

•	Interest-rate risk – the potential for a decrease in market value of a security or portfolio due to its sensitivity to changes (increases or decreases) in the general level of interest rates. Interest rates have been at 40-year lows, reflecting the overall economic environment. Uncertainty exists regarding future Federal Reserve policy pending a decision regarding Chairman of the Federal Reserve Greenspan’s successor.

Company-specific risk is the potential for a particular issuer to experience a decline in valuation due to the impact of sector or market risk on the holding or because of issues specific to the firm.

•	Fraud – the potential for a negative impact on an issuer’s performance due to actual or alleged illegal or improper activity of individuals its employs.

•	Credit risk – the potential for deterioration in an issuer’s financial profile due to specific company issues, problems it faces in the course of its operations or industry-related issues.

•	Default risk – the possibility that an issuer will not make a required payment (interest payment or return of principal) on its debt. Generally this occurs after its financial profile has deteriorated (credit risk) and it no longer has the means to make its payments.

The investment committee of the board of directors monitors the investment risk management process primarily through its executive oversight of investment activities. The company takes an active approach to managing market and other investment risks, including the accountabilities and controls over these activities. Actively managing these market risks is integral to the company’s operations and could require a change in the character of future investments purchased or sold or require a shift in the existing asset portfolios to manage exposure to market risk within acceptable ranges. The approach is applied daily by investment portfolio managers to each of the five asset classes in which the company invests.

Risks associated with the five asset classes can be summarized as follows (H – high, A – average, L – low):

	Investment-grade	High-yield	Tax-exempt		Convertible
Risk	corporate bonds	corporate bonds	municipal bonds	Common stocks	securities
Political risk	A	A	H	A	A
Regulatory risk	A	A	A	A	A
Economic risk	A	H	A	H	H
Revaluation risk	A	H	A	H	A
Interest-rate risk	H	A	H	A	A
Fraud	A	A	L	A	A
Credit risk	A	H	L	A	A
Default risk	L	H	L	A	A

Sector risk is the potential for a negative impact on a particular industry due to its sensitivity to factors that make up market risk. General supply/demand factors for an industry will be affected by market risk and will affect companies within that industry to varying degrees.

FIXED-INCOME SECURITIES

For investment-grade corporate bonds, the inverse relationship between interest rates and bonds prices would lead to falling bond values during periods of increasing interest rates. Although the potential for a worsening financial structure, and ultimately default, does exist with investment-grade corporate bonds, their higher-quality financial profiles make credit risk less of a concern than for lower-quality investments. The company addresses this risk by consistently investing within a particular maturity range, which has, over the years, provided the portfolio with a laddered maturity schedule less subject to large swings in value due to interest-rate changes. While a single maturity range may see values drop due to general interest-rate levels, other maturity ranges will be less affected by those changes. Additionally, purchases are spread across a wide spectrum of industries and companies, diversifying the company’s holdings and minimizing the impact of specific industries or companies with greater sensitivities to interest-rate fluctuations.

The primary risk related to high-yield corporate bonds is credit risk or the potential for a deteriorating financial structure. A weak financial profile can lead to rating downgrades from the credit rating agencies, which can put further downward pressure on bond prices. This weakening financial picture can lead to an inability to pay corporate obligations and to default. Interest rate risk is less of a factor with high-yield corporate bonds, as valuation is related more directly to underlying operating performance than to general interest rates. This puts more emphasis on results achieved by the issuer rather than general economic trends or statistics within the marketplace. The company addresses this concern by focusing on issuer – and industry-specific financial analysis and ongoing monitoring of holdings within this asset class.

The primary risk related to tax-exempt bonds is interest-rate risk as well as geo-political risk associated with the specific economic environment within the political boundaries of the issuing municipal entity. The company addresses these concerns by focusing on municipalities’ general-obligation debt and on essential-service bonds. Essential-service bonds are key because they derive funds from services provided by the municipality, which are vital to the people living in the area (schools, water service, sewer service, etc.). This enhances the ongoing need (demand) for service and thus provides stability to the financial picture of the issuer. Another risk related to tax-exempt bonds is regulatory risk or the potential for legislative changes that would negate the benefit of owning tax-exempt bonds. The company monitors regulatory activity for situations that may negatively affect current holdings and its ongoing strategy for investing in these securities.

The final, less significant risk is a small exposure to credit risk for a portion of the tax-exempt portfolio that has support from corporate entities, for example bonds insured by corporate bond insurers or bonds with interest payment made by a corporate entity through a municipal conduit/authority. While decisions regarding these investments primarily are made based on the underlying municipal situation, the existence of third-party insurance in the event of default reduces risk. In circumstances in which the municipality was unable to meet its obligations, risk would be increased if the insuring entity were experiencing financial duress. Because of the company’s diverse exposure and focus on higher-rated entities with strong financial profiles, the company does not feel this is a material concern.

INTEREST RATE SENSITIVITY ANALYSIS

The company recently developed financial planning models to further incorporate analytical tools in assessing market risks. Management believes the models will improve the company’s ability to measure the impact on bond values resulting from changes in interest rates. Improving measurement of the impact of interest-rate changes should allow for improved matching of the company’s assets and liabilities.

Hypothetically, an increase in interest rates (market yields to maturity) of 100 basis points at December 31, 2002, would decrease the fair value of the fixed-income portfolio by $161 million, or to $3.144 billion from $3.305 billion. The interest-rate change selected represents management’s views of a shift in rates that is quite possible over a one-year period. The rates selected should not be considered a prediction of future events as interest rates may be much more volatile in the future. The analysis is not intended to provide a precise forecast of the effect of changes in rates on the company’s results or financial condition, nor does it take into account any actions that might be taken to reduce exposure to such risks.

EQUITY AND CONVERTIBLE SECURITIES

The primary risk related to convertible securities is similar to other corporate fixed-income securities in terms of their sensitivity to interest rates, credit risk and default risk. The better the financial condition of the underlying issuer, the lower the credit risk. However, higher-rated convertible securities are more likely to be sensitive to changes in the general level of interest rates. Alternatively, issuers with a weaker financial profile have a higher potential for default and lower sensitivity to interest rates. For these issuers, operational performance is the most significant factor in valuing the security.

Common stocks are subject to a variety of risk factors encompassed within the umbrella of market risk. General economic swings influence the performance of the underlying industries and companies within those industries. A downturn in the economy will have a negative impact on an equity portfolio. Industry- and company-specific risks have the potential to substantially affect the market value of the company’s equity portfolio. The company addresses industry- and company-specific risks by maintaining investments in a small group of holdings that management can analyze closely, better understanding their business and the related risk factors.

While the company’s financial position would be affected by changes in the market valuation of its investments, in 2002, the company’s equity portfolio outperformed the S&P 500 Index, a common benchmark of market performance, losing 7.3 percent versus a decline of 22.1 percent for the Index. Over the past five years, the portfolio performed similarly, with an average annual return of 7.1 percent compared with an average annual decline of 0.6 percent for the S&P 500 Index. While past performance cannot guarantee future returns, management believes the company’s investment style – focused on companies that pay and increase dividends to shareholders – offers some protection in down markets. A prolonged downturn in the stocks of financial institutions would make future comparisons with the S&P 500 Index more difficult.

At December 31, 2002, the company held six individual equity investments that accounted for approximately 90 percent of the after-tax net unrealized appreciation of the entire investment portfolio. The company’s largest equity holding is Fifth Third Bancorp common stock, of which the company held 72.8 million shares at a cost of $283 million at December 31, 2002. The market value of the company’s Fifth Third Bancorp position was $4.261 billion at year-end 2002, or 54.0 percent of its total equity portfolio. The after-tax unrealized gain represented by the company’s Fifth Third Bancorp position was $2.586 billion, or 71.0 percent of the company’s total after-tax unrealized gains at year-end 2002. The Fifth Third Bancorp position represented $16.00 of the company’s total book value of $34.65 per share at year-end 2002. Every $1.00 change in the market price of Fifth Third Bancorp’s common stock has approximately a 29-cent impact on Cincinnati Financial’s book value per share. A 20 percent change in the market price of Fifth Third Bancorp’s common stock, which was $58.55 at year-end 2002, would result in a $852 million change in assets and a $554 million change in after-tax unrealized gains. This would affect shareholders’ equity by 10 percent and book value by $3.43 per share.

POTENTIAL IMPAIRMENTS

Based on an evaluation of the portfolio at year-end 2002, 59 securities trading below 70 percent of book value are being monitored for potential other-than-temporary impairment. These securities had a market value of $139 million and a book value of $231 million, or 2.0 percent of total invested assets, at year-end 2002. If all securities trading below 70 percent of book value had been written down for an other-than-temporary impairment charge, the company would have recorded an additional $92 million in realized investment losses, before taxes, at December 31, 2002. Of the 59 securities trading below 70 percent of book value at year-end, the unrealized loss associated with the 22 securities trading below book value for less than four quarters amounted to $42 million, before tax. The 37 securities trading below book value for more than four quarters accounted for the remaining $50 million, before tax, of the unrealized loss at December 31, 2002.

Management’s decision to continue monitoring these 59 securities reflected its application of its asset impairment policy, which evaluates: significant decreases in the market value of the assets; changes in legal factors or in the business climate; or, other such factors indicating whether or not the carrying amount may be recoverable. Objective measures, such as a declining trend in market value, the extent of the market value decline and the length of time in which the value has been depressed, can be outweighed by subjective measures such as impending events and issuer liquidity. Impairment will be evaluated, however, in the event of a declining market value for four consecutive quarters with quarter-end market value below 50 percent of book value or a market value 50 percent below book value for three consecutive quarters.

As discussed in Significant Accounting Policies on Page 58, when evaluating other-than-temporary impairments, management considers the company’s ability to retain a security for a period adequate to recover a substantial portion of their cost. Because of the company’s investment philosophy and strong capitalization, it can hold securities until their scheduled redemption that might otherwise be deemed impaired. In management’s judgment, the 59 securities trading below 70 percent of book value at year-end 2002 that were not written down do have the potential of recovery based on analysis of economic-, industry- or company-specific factors. Based on its continuous monitoring of potential impairments and if market conditions continue to be adverse, management believes that some or all of the 59 securities being monitored as potentially impaired, or other securities, could meet the criteria for other-than-temporary impairment during the first quarter of 2003. Management believes that the company could record an other-than-temporary impairment charge at March 31, 2003 in the range of $30 million to $50 million, before tax, or 0.3 percent to 0.4 percent of invested assets at December 31, 2002.

Management deems the risk related to securities trading between 70 percent and 100 percent of book value to be relatively minor and at least partially offset by the earned income potential of these investments. At year-end 2002, impairment to market value of all 214 securities trading in this range would have resulted in only $80 million in additional realized investment losses, before tax. In 2002, securities trading between 70 percent and 100 percent of book value, which represented 7.3 percent of the total market value of the portfolio, generated $63 million, or 14.2 percent, of total earned income.

The following table summarizes the portfolio at December 31, 2002:

(Dollars in millions)

				Gross	Gross
	Number of			unrealized	investment
	issues	Book value	Market value	gain/loss	income

Investment-grade corporate bonds:
Trading below 70% of book value	4	$10	$6	$(4)	$1
Trading between 70-100% of book value	60	189	176	(13)	13
Trading above 100% of book value	369	1,199	1,310	111	78
Securities sold in current year					9

Total	433	$1,398	$1,492	$94	$101

High-yield corporate bonds:
Trading below 70% of book value	37	$101	$59	$(42)	$8
Trading between 70-100% of book value	92	343	307	(36)	31
Trading above 100% of book value	101	249	263	14	23
Securities sold in current year					4

Total	230	$693	$629	$(64)	$66

Tax-exempt municipal bonds:
Trading below 70% of book value	4	$14	$8	$(6)	$1
Trading between 70-100% of book value	23	46	41	(5)	3
Trading above 100% of book value	532	995	1,063	68	57
Securities sold in current year					1

Total	559	$1,055	$1,112	$57	$62

Convertible securities:
Trading below 70% of book value	10	$58	$36	$(22)	$4
Trading between 70-100% of book value	27	121	108	(13)	9
Trading above 100% of book value	55	312	348	36	18
Securities sold in current year					4

Total	92	$491	$492	$1	$35

Equity securities:
Trading below 70% of book value	4	$48	$30	$(18)	$1
Trading between 70-100% of book value	12	197	183	(14)	7
Trading above 100% of book value	30	1,713	7,251	5,538	170
Securities sold in current year					0

Total	46	$1,958	$7,464	$5,506	$178

Summary:
Trading below 70% of book value	59	$231	$139	$(92)	$15
Trading between 70-100% of book value	214	896	815	(81)	63
Trading above 100% of book value	1,087	4,468	10,235	5,767	346
Securities sold in current year					18

Total	1,360	$5,595	$11,189	$5,594	$442

Outlook

Management believes the outlook for the company’s results of operation and liquidity and capital resources is positive in 2003 and beyond for a number of reasons:

•	Property casualty insurance operations – The company believes that its strategies provide it with important competitive advantages within the overall insurance marketplace. In the past, those advantages have led to above average growth rates and have continued to contribute to profitability measures well ahead of industry measures, despite the industry-wide challenges of rising loss frequency and severity.

•	Based on the strong performance of the property casualty insurance operations in 2002, with earned premiums rising 15.8 percent and the GAAP combined ratio at 99.7 percent, management believes its strategies to return performance to historic levels will be successful. As a result, the company anticipates strong growth for 2003 and believes that the full-year GAAP combined ratio should be 99.0 percent or below (98.5 percent or below on a statutory basis), presuming catastrophe losses remain in the range of 3 percent of earned premiums and recognizing that 2003 quarterly IBNR amounts may exceed that of 2002. Industry analysts are projecting a 102.1 percent statutory combined ratio for the property casualty insurance industry in 2003.

•	Investment operations – To address current market conditions, the company is shortening the duration of the fixed-income portfolio and emphasizing higher credit quality investments. Management also will continue to emphasize long-term equity investments in companies with increasing sales, earnings and dividends, strong management teams and favorable outlooks. Pending a significant shift in market conditions, however, management anticipates achieving investment income growth in the range of 4 percent in 2003, ahead of industry averages, although at a lower pace than the company has traditionally achieved.

•	Liquidity and capital resources – During the years ended December 31, 2002, 2001 and 2000, the company had realized investment losses amounting to $152 million, $105 million and $118 million, offset by realized investment gains of $58 million, $80 million and $116 million, respectively. At December 31, 2002, there were unrealized investment losses in the investment portfolio amounting to $176 million and unrealized investment gains of $5.770 billion. Given current market conditions, the company could record additional other-than-temporary impairment charges during 2003.

Item 8. Financial Statements and Supplementary Data

RESPONSIBILITY FOR FINANCIAL STATEMENTS

The accompanying financial statements of Cincinnati Financial Corporation and subsidiaries for the year ended December 31, 2002 were prepared by management in conformity with accounting principles generally accepted in the United States of America.

The management of the company is responsible for the integrity and objectivity of the financial statements, which are presented on an accrual basis of accounting and include amounts based upon management’s best estimates and judgment. Other financial information in the Annual Report on Form 10-K is consistent with that in the financial statements. The accounting plan and related system of internal controls are designed to assure that the books and records reflect the transactions of the company in accordance with established policies and procedures as implemented by qualified personnel.

The board of directors has established an audit committee composed of outside directors who are believed to be free from any relationship that could interfere with the exercise of independent judgment as audit committee members.

The audit committee meets periodically with management, the independent auditors and the internal auditor to make inquiries as to the manner in which the responsibilities of each are being discharged and reports thereon to the board of directors. In addition, the audit committee recommends to the board of directors the annual appointment of the independent auditors with whom the audit committee reviews the scope of the audit assignment, adequacy of internal controls and internal audit procedures.

Deloitte & Touche LLP, independent auditors, have audited the financial statements of Cincinnati Financial Corporation and subsidiaries for the year ended December 31, 2002, and their report is included herein. The auditors meet with members of the audit committee of the board of directors to discuss the results of their examination and are afforded the opportunity to present their opinions in the absence of management personnel with respect to the adequacy of internal controls and the quality of financial reporting of the company.

Date: March 14, 2003

/s/ John J. Schiff, Jr. John J. Schiff, Jr. Chairman, President and Chief Executive Officer

/s/ Kenneth W. Stecher Kenneth W. Stecher Chief Financial Officer, Senior Vice President, Secretary and Treasurer (Principal Accounting Officer)

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of Cincinnati Financial Corporation:

We have audited the accompanying consolidated balance sheets of Cincinnati Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cincinnati Financial Corporation and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP Cincinnati, Ohio February 6, 2003

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)	Years ended December 31,
	2002	2001

ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2002—$3,220; 2001—$3,012)	$3,305	$3,010
Equity securities, at fair value (cost: 2002—$2,375; 2001—$2,174)	7,884	8,495
Other invested assets	68	66
Cash	112	48
Investment income receivable	98	93
Finance receivable	33	27
Premiums receivable	956	732
Reinsurance receivable	527	515
Prepaid reinsurance premiums	47	28
Deferred policy acquisition costs	343	286
Property and equipment, net, for company use (accumulated depreciation: 2002—$155; 2001—$135)	128	125
Other assets	131	99
Separate accounts	427	390

Total assets	$14,059	$13,914

LIABILITIES
Insurance reserves
Losses and loss expense	$3,176	$2,887
Life policy reserves	854	674
Unearned premiums	1,319	1,062
Other liabilities	345	293
Deferred income tax	1,737	2,001
Notes payable	183	183
6.9% senior debenture due 2028	420	420
5.5% convertible senior debenture due 2002	0	6
Separate accounts	427	390

Total liabilities	8,461	7,916

SHAREHOLDERS’ EQUITY
Common stock, par value—$2 per share; authorized 200 million shares; issued: 2002—176 million shares, 2001—175 million shares	352	350
Paid-in capital	300	284
Retained earnings	1,772	1,678
Accumulated other comprehensive income—unrealized gains on investments and derivatives	3,643	4,113
Treasury stock at cost (2002—14 million shares, 2001—13 million shares)	(469)	(427)

Total shareholders’ equity	5,598	5,998

Total liabilities and shareholders’ equity	$14,059	$13,914

Accompanying notes are an integral part of this statement.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In millions except per share data)	Years ended December 31,
	2002	2001	2000

REVENUES
Earned premiums
Property casualty	$2,391	$2,071	$1,827
Life	87	81	80
Investment income, net of expenses	445	421	415
Realized investments gains and losses	(94)	(25)	(2)
Other income	14	13	11

Total revenues	2,843	2,561	2,331

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	1,826	1,663	1,581
Commissions	472	392	351
Other operating expenses	202	184	172
Taxes, licenses and fees	80	72	56
Increase in deferred policy acquisition costs	(57)	(27)	(33)
Interest expense	35	39	37
Other expenses	6	17	19
Asset impairment—software written off	0	0	39

Total benefits and expenses	2,564	2,340	2,222

INCOME BEFORE INCOME TAXES	279	221	109

PROVISION (BENEFIT) FOR INCOME TAXES
Current	53	62	(11)
Deferred	(12)	(34)	2

Total provision (benefit) for income taxes	41	28	(9)

NET INCOME	$238	$193	$118

PER COMMON SHARE
Net income—basic	$1.47	$1.20	$.74
Net income—diluted	$1.46	$1.19	$.73

Accompanying notes are an integral part of this statement.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In millions)	Years ended December 31,

	2002	2001	2000

COMMON STOCK — NUMBER OF SHARES
Beginning of year	162	161	162
Stock options exercised	1	1	1
Conversion of debentures	0	1	0
Purchase of treasury shares	(1)	(1)	(2)

End of year	162	162	161

COMMON STOCK
Beginning of year	$350	$346	$344
Stock options exercised	1	1	1
Conversion of debentures	1	3	1

End of year	$352	$350	$346

TREASURY STOCK
Beginning of year	$(427)	$(381)	$(314)
Purchase	(42)	(46)	(67)

End of year	$(469)	$(427)	$(381)

PAID-IN CAPITAL
Beginning of year	$284	$254	$237
Stock options exercised	11	10	10
Conversion of debentures	5	20	7

End of year	$300	$284	$254

RETAINED EARNINGS
Beginning of year	$1,678	$1,620	$1,624
Net income	238	193	118
Dividends declared	(144)	(135)	(122)

End of year	$1,772	$1,678	$1,620

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	$4,113	$4,156	$3,530
Change in other accumulated comprehensive income, net	(470)	(43)	626

End of year	3,643	4,113	4,156

Total shareholders’ equity	$5,598	$5,998	$5,995

COMPREHENSIVE INCOME
Net income	$238	$193	$118
Change in other accumulated comprehensive income, net	(470)	(43)	626

Total comprehensive income	$(232)	$150	$744

Accompanying notes are an integral part of this statement.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	Years ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$238	$193	$118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22	25	18
Realized losses on investments	94	25	2
Asset impairment—software written off	0	0	39
Interest credited to contract holders	21	19	24
Changes in:
Investment income receivable	(4)	(7)	(11)
Premiums and reinsurance receivable	(261)	(399)	(153)
Deferred policy acquisition costs	(57)	(27)	(33)
Other assets	3	37	(72)
Losses and loss expense reserves	289	462	307
Life policy reserves	51	44	42
Unearned premiums	256	140	85
Other liabilities	62	22	53
Current income tax	(34)	43	(63)
Deferred income tax	(13)	(34)	2

Net cash provided by operating activities	667	543	358

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities investments	86	35	4
Call or maturity of fixed maturities investments	266	218	302
Sale of equity securities investments	109	223	294
Collection of finance receivables	14	16	15
Purchase of fixed maturities investments	(651)	(531)	(796)
Purchase of equity securities investments	(310)	(295)	(272)
Investment in property and equipment	(27)	(15)	(44)
Investment in finance receivables	(21)	(12)	(13)
Investment in other invested assets	(3)	2	(3)

Net cash used in investing activities	(537)	(359)	(513)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(142)	(132)	(119)
Purchase/issuance of treasury shares	(42)	(46)	(67)
Increase in notes payable	0	13	52
Proceeds from stock options exercised	10	9	11
Contract holder funds deposited	126	24	19
Contract holder funds withdrawn	(18)	(16)	(32)

Net cash used in financing activities	(66)	(148)	(136)

Net increase (decrease) in cash	64	36	(291)
Cash at beginning of year	48	12	303

Cash at end of year	$112	$48	$12

Supplemental disclosures of cash flow information:
Interest paid	$35	$41	$40
Income taxes paid	87	9	33
Conversion of 5.5% senior debentures to common stock	6	23	8
Conversion of fixed maturity to equity security investments	39	51	12

Accompanying notes are an integral part of this statement.

Item 8. Financial Statements and Supplementary Data

1. Summary of Significant Accounting Policies

NATURE OF OPERATIONS – Cincinnati Financial Corporation (company), through four insurance companies, markets insurance mainly through a network of local independent agents. Insurance products include fire, automobile, casualty, bonds and all related forms of property casualty insurance as well as life insurance, long-term care, disability income policies and annuities. In addition, the company has finance/leasing and asset management operations through the CFC Investment Company and CinFin Capital Management Company subsidiaries.

BASIS OF PRESENTATION – The consolidated financial statements include the accounts of the company and subsidiaries, each of which is wholly owned, and are presented in conformity with accounting principles generally accepted in the United States of America. All significant inter-company balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PROPERTY CASUALTY INSURANCE – Expenses incurred in the issuance of policies are deferred and amortized over the terms of the policies. These expenses vary with and are primarily related to acquiring insurance business, principally agents’ commissions, premium taxes and certain underwriting costs. Anticipated investment income is not considered in determining if a premium deficiency related to insurance contracts exists. Policy premiums are deferred and earned on a pro rata basis over the terms of the policies. The portion of written premiums applicable to the unexpired terms of the policies is recorded as unearned premiums. Losses and loss expense reserves are based on claims reported prior to the end of the year and estimates of unreported claims, based upon facts in each claim and the company’s experience with similar claims. The establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain process. Reserve estimates are regularly reviewed and updated, using the most current information available. Any resulting adjustments are reflected in current operations.

The Cincinnati Insurance Companies market property casualty insurance policies in 31 states. In 2002, 98.6 percent of the company’s agencies’ direct written premium volume was in the 27 states in which the company has had a presence for more than five years. Further, agencies in Ohio contributed 24 percent and Georgia, Illinois, Indiana, Michigan and Pennsylvania each contributed between 5 percent and 10 percent of premium volume in 2002. No single agency accounted for more than 1.1 percent of the company’s total agency direct written premiums.

LIFE INSURANCE – Traditional products require the policyholder to pay scheduled premiums over the life of the coverage. The company recognizes premiums received on traditional products as revenue when due.

Limited-pay products require the policyholder to pay scheduled premiums up front but coverage is provided for an extended period. The company defers the amount of premium in excess of the amount necessary to provide for all benefits and expenses and recognizes it over the life of the coverage using the gross profit method.

Universal life products include those that allow policyholders to vary premiums at their discretion or provide benefits or permit charges that are not fixed according to the terms of the policy. Premiums for universal life products are not recognized as revenue when received. The company recognizes cost of insurance charges, administration charges and surrender charges as revenue when earned using the gross profit method.

Reserves for traditional products are based on expected expenses, mortality, withdrawal rates and investment yields, including provision for adverse deviation. Once these assumptions are established, they generally are maintained throughout the lives of the contracts. Expected mortality is derived primarily from industry experience and withdrawal rates are based on company and industry experience, while investment yield is based on company experience and the economic conditions then in effect.

Reserves for universal life products are equal to the cumulative account balances, which include premium deposits plus credited interest less charges and withdrawals. Interest rates on approximately $446 million and $344 million of such reserves at December 31, 2002 and 2001, respectively, are periodically adjusted subject to economic conditions then in effect and subject to contractually guaranteed minimum rates.

Expenses incurred in the issuance of policies, as noted above in property casualty insurance, are deferred and amortized over the premium paying period of the policies using the gross profit method.

ACCIDENT HEALTH INSURANCE – Expenses incurred in the issuance of policies, as noted above in property casualty insurance, are deferred and amortized in level proportion to gross premiums over the expected lifetime of the contract. Policy premium income, unearned premiums and reserves for unpaid losses are accounted for in substantially the same manner as property casualty insurance items discussed above.

LEASE/FINANCE – CFC Investment Company provides auto and equipment direct financing (leases and loans) to commercial and individual clients. Generally, lease contracts transfer ownership of the property to the lessees at the end of the lease terms and contain bargain purchase options. Income is recognized over the financing term using the interest method.

Identified initial direct costs associated with the origination of a lease or loan are capitalized and amortized, using the interest method, over the life of the financing. These costs include, but are not limited to, finder fees, broker fees, filing fees and the cost of credit reports.

ASSET MANAGEMENT – As of December 31, 2002, CinFin Capital had 35 institutional, corporate and individual clients and $726 million under management, compared with 35 clients and $663 million at December 31, 2001. Billings are based on a fee structure calculated upon the market values of the assets at the end of the period. Revenues are recognized as fees are earned.

REINSURANCE – In the normal course of business, the company seeks to reduce losses that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance companies and reinsurers. Reinsurance contracts do not relieve the company from any obligation to policyholders. Although the company historically has not experienced uncollectible reinsurance recoverables, failure of reinsurers to honor their obligations could result in losses to the company. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy.

The company also assumes some reinsurance from other insurance companies, reinsurers and involuntary state pools. Such assumed reinsurance activity is recorded principally on the basis of reports received from the ceding companies.

INVESTMENTS – Fixed maturities (bonds and notes) and equity securities (common and preferred stocks) are classified as available for sale and are stated at fair values.

Unrealized gains and losses on investments, net of taxes, are included in shareholders’ equity in accumulated other comprehensive income. Realized gains and losses on investments are recognized in net income on a specific identification basis.

Investment income consists primarily of interest and dividends. Interest is recognized on an accrual basis and dividends are recorded at the ex-dividend date. The interest method is used for amortizing premium for discounts on fixed-maturity securities.

Other-than-temporary declines in the fair value of investments are recognized in net income as realized investment losses at the time when facts and circumstances indicate such write-downs are warranted.

FAIR VALUE DISCLOSURES – Fair values for investments in equity and fixed-maturity securities (including redeemable preferred stock and assets held in separate accounts) are based on either quoted market prices or data provided by an outside resource that supplies global securities pricing.

The fair values for liabilities under investment-type insurance contracts (annuities) are estimated using discounted cash flow calculations, based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for the contracts being valued. Fair values for short-term notes payable are estimated using interest rates currently available to the company. Fair values for long-term debentures are based on the quoted market prices for such debentures. Fair value of the interest rate swap is determined by a bank.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES – The company invests in certain financial instruments that contain embedded options, which are stated at fair value and are attached to the host contracts, such as convertible debt and convertible preferred stock. The company also entered into an interest rate swap agreement as a cash flow hedge during 2001 in order to lock in an interest rate related to certain of its variable rate debt obligations ($31 million notional amount). Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities,” as amended requires changes in the fair value of the company’s derivative financial instruments and its interest rate swap agreement to be recognized periodically in income or shareholders’ equity (as a component of accumulated other comprehensive income), respectively. Neither the adoption of SFAS No. 133 nor any subsequent changes in fair values of these instruments have had a significant impact on the accompanying consolidated financial statements.

PROPERTY AND EQUIPMENT – Property and equipment is recorded at cost less accumulated depreciation. The company provides depreciation based on estimated useful lives using straight-line and accelerated methods. Depreciation expense recorded in 2002, 2001 and 2000 was $22 million, $25 million and $18 million, respectively. The company reviews property and equipment for impairment whenever events or changes in circumstances, such as significant decreases in market values of assets, changes in legal factors or in the business climate, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, or other such factors indicate that the carrying amount may not be recoverable.

The company capitalizes costs related to computer software developed for internal use during the application development stage of software development projects. These costs generally consist of certain external, payroll and payroll-related costs. During 2000, the company wrote off $39 million of previously capitalized costs related to the development of next-generation software to process property casualty policies. Management conducted a review of the project, including an assessment by an independent firm, and determined, after several deliverable dates were missed, that the project design would not perform as originally intended. The decision required that the application software under development be abandoned and a new application purchased.

FEDERAL INCOME TAXES – Deferred income tax liabilities and assets are computed using the tax rates in effect for the time when temporary differences in book and taxable income are estimated to reverse. Deferred income taxes are recognized for numerous temporary differences between the company’s taxable income and book-basis income and other changes in shareholders’ equity. Such temporary differences relate primarily to unrealized gains on investments and differences in the recognition of deferred acquisition costs and insurance reserves. Deferred income taxes associated with unrealized appreciation (except the amounts related to the effect of income tax rate changes) are charged to shareholders’ equity in accumulated other comprehensive income, and deferred taxes associated with other differences are charged to income.

SEPARATE ACCOUNTS – The company issues life contracts with guaranteed minimum returns, referred to as bank-owned life insurance (BOLI) policies, the assets and liabilities of which are legally segregated and recorded as assets and liabilities of the separate accounts. Minimum investment returns and account values are guaranteed by the company and also include death benefits to beneficiaries of the contract holders.

The assets of the separate accounts are carried at fair value. Separate account liabilities primarily represent the contract holders’ claims to the related assets and are carried at the fair value of the assets. In the event that the asset value of contract holders’ accounts is projected below the value guaranteed by the company, a liability is established through a charge to the company’s earnings. Generally, investment income and realized investment gains and losses of the separate accounts accrue directly to the contract holders and, therefore, is not included in the company’s Consolidated Statements of Income; however, each separate account contract includes a negotiated realized gain and loss sharing arrangement with the company. A percentage of each separate account’s realized gain and loss accrues to the company and is transferred from the separate account to the company’s general account and is recognized as revenue or expense. Revenues and expenses for the company related to the separate accounts also consist of contractual fees and mortality, surrender and expense risk charges.

EARNINGS PER SHARE – Net income per common share is based on the weighted average number of common shares outstanding during each of the respective years. The calculation of net income per common share (diluted) assumes the conversion of convertible senior debentures and the exercise of stock options.

STOCK OPTIONS – The company has primarily qualified stock option plans under which options are granted to employees at prices which are not less than market price at the date of grant and which are exercisable over 10-year periods. The company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for the stock option plans.

Had compensation cost for the company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 “Accounting for Stock-Based Compensation,” the company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(In millions except per share data)		Years ended December 31,
		2002	2001	2000

Net income	As reported	$238	$193	$118
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		10	11	10

	Pro forma	$228	$182	$108

Net income per common share—basic	As reported	$1.47	$1.20	$.74
	Pro forma	$1.41	$1.14	$.67
Net income per common share—diluted	As reported	$1.46	$1.19	$.73
	Pro forma	$1.40	$1.13	$.66

In determining the pro forma amounts above, the fair value of each option was estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 2.52 percent, 2.20 percent and 2.11 percent; expected volatility of 25.90 percent, 25.54 percent and 24.92 percent; risk-free interest rates of 4.26 percent, 5.54 percent and 5.30 percent; and expected lives of 10 years for all years. Compensation expense in the pro forma disclosures is not indicative of future amounts as options vest over several years and additional grants generally are made each year.

NEW ACCOUNTING PRONOUNCEMENTS – The company’s adoption of SFAS No. 142 “Goodwill and Other Intangible Assets,” which requires an impairment-only approach to valuing goodwill and other intangible assets, had no impact on the consolidated financial statements. SFAS No. 143 “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, is not applicable to the company and therefore has no impact on the consolidated financial statements. The company’s adoption of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, also had no impact on the consolidated financial statements.

The Financial Accounting Standards Board (FASB) issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” in April 2002, which eliminates inconsistencies in certain lease transactions, includes certain other technical corrections and clarifies language; SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal” was issued in June 2002 and requires that liabilities for costs associated with an exit or disposal activity be recognized and measured at fair value when the liability is incurred; SFAS No. 147 “Acquisitions of Certain Financial Institutions” was issued in October 2002 and relates to the application of the purchase method of accounting and requires those transactions be accounted for in accordance with SFAS No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets”; management has determined that these newly issued accounting pronouncements will have no effect on the company’s consolidated financial statements.

FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” in December 2002. This pronouncement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, it requires more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company has adopted the disclosure provisions of this pronouncement and will adopt a transition method at the time when a consistent fair value recognition and measurement provision is determined by FASB (in conjunction with the international accounting standards setters) and is required to be adopted.

FASB Interpretation 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” became effective December 15, 2002. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. Management has determined that this interpretation will have no effect on the company’s consolidated financial statements.

FASB Interpretation 46 “Consolidation of Variable Interest Entities” was issued in January 2993 and is effective at various dates for various requirements. This interpretation addresses consolidation of variable interest entities (formerly known as special purpose entities). Management has determined that this interpretation will have no effect on the company’s consolidated financial statements.

RECLASSIFICATIONS – Certain prior year amounts have been reclassified to conform with current-year classifications, including outstanding loss checks payable, which prior to 2002 were classified as liabilities in the balance sheets, and now, as a result of a new check clearing process with the company’s bank, are included in cash.

2. Investments

(In millions)	Years ended December 31,
	2002	2001	2000

Investment income summarized by investment category:
Interest on fixed maturities	$233	$226	$222
Dividends on equity securities	209	193	186
Other investment income	8	7	11

Total	450	426	419
Less investment expenses	5	5	4

Total	$445	$421	$415

Realized investment gains and losses summarized by
investment category:
Fixed maturities:
Gross realized gains	$10	$6	$8
Gross realized losses	(4)	(28)	(76)
Other-than-temporary impairments	(98)	(45)	0
Equity securities:
Gross realized gains	45	65	108
Gross realized losses	(46)	(32)	(42)
Sale of building	3	0	0
Embedded derivatives	(4)	9	0

Total	$(94)	$(25)	$(2)

Change in unrealized investment gains and losses
summarized by investment category:
Fixed maturities	$88	$79	$(7)
Equity securities	(810)	(145)	969

Total	$(722)	$(66)	$962

At December 31, 2002, contractual maturity dates for investments in fixed-maturity securities were:

(In millions)	Year ended December 31, 2002
	Amortized	Fair	% of Fair
	cost	value	value

Maturity dates occurring:
Less than one year	$105	$105	3.2%
One year through five years	453	456	13.8
After six years through ten years	1,228	1,251	37.9
After eleven years through twenty years	1,108	1,154	34.9
Over twenty years	326	339	10.2

Total	$3,220	$3,305	100.0%

Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2002, investments with book value of $62 million and fair value of $66 million were on deposit with various states in compliance with certain regulatory requirements.

The following analyzes cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for the company’s investments:

(In millions)	Cost or
	amortized	Gross unrealized		Fair
Years ended December 31,	cost	gains	losses	value

2002
Fixed maturities:
States, municipalities and political subdivisions	$1,055	$67	$11	$1,111
Convertibles and bonds with warrants attached	74	2	3	73
Public utilities	152	7	11	148
United States government and government agencies
and authorities	4	0	0	4
All other corporate bonds	1,935	117	83	1,969
Total	$3,220	$193	$108	$3,305

Equity securities	$2,375	$5,577	$68	$7,884

2001
Fixed maturities:
States, municipalities and political subdivisions	$1,013	$37	$8	$1,042
Convertibles and bonds with warrants attached	69	6	4	71
Public utilities	115	3	3	115
United States government and government agencies
and authorities	4	1	0	5
All other corporate bonds	1,811	57	91	1,777

Total	$3,012	$104	$106	$3,010

Equity securities	$2,174	$6,342	$21	$8,495

The fair value of the conversion features embedded in convertible securities amounted to a loss of $4 million at December 31, 2002 and a gain of $9 million at December 31, 2001.

Investments in companies that exceed 10 percent of the company’s shareholders’ equity include:

(In millions)	2002		2001
	Cost	Fair value	Cost	Fair value

Fifth Third Bancorp common stock	$283	$4,261	$283	$4,464
ALLTEL Corporation common stock	$129	$682	$119	$813

3.     Deferred Acquisition Costs

Acquisition costs incurred and capitalized during 2002, 2001 and 2000 amounted to $580 million, $481 million and $438 million, respectively. Amortization of deferred acquisition costs was $523 million, $454 million and $405 million for 2002, 2001 and 2000, respectively.

4.     Property Casualty Losses and Loss Expenses

Activity in the reserve for losses and loss expenses is summarized as follows:

(In millions)	Years ended December 31,
	2002	2001	2000

Balance at January 1	$2,865	$2,401	$2,093
Less reinsurance receivable	513	219	161

Net balance at January 1	2,352	2,182	1,932

Incurred related to:
Current year	1,790	1,653	1,528
Prior years	(45)	(62)	(20)

Total incurred	1,745	1,591	1,508

Paid related to:
Current year	730	724	667
Prior years	759	697	591

Total paid	1,489	1,421	1,258

Net balance at December 31	2,608	2,352	2,182
Plus reinsurance receivable	542	513	219

Balance at December 31	$3,150	$2,865	$2,401

As a result of changes in estimates of insured events in prior years, the provision for losses and loss expenses decreased by $45 million, $62 million and $20 million in 2002, 2001 and 2000. These decreases are due in part to the effects of settling reported (case) and unreported (IBNR) reserves established in prior years for less than expected.

The reserve for losses and loss expenses in the accompanying balance sheets also includes $26 million and $22 million at December 31, 2002 and 2001, respectively, for certain life health losses.

5.     Life Policy Reserves

Life policy reserves have been calculated using the account value basis for universal life and annuity policies and modifications of the 1975-80 select and ultimate table for traditional policies. Life policy reserves are summarized as follows:

(In millions)	Years ended December 31,
	2002	2001

Ordinary/traditional life	$202	$184
Universal life	324	272
Annuities	308	199
Other	20	19

Total	$854	$674

At December 31, 2002 and 2001, the fair value associated with the annuities shown above approximated $331 million and $213 million, respectively.

6.     Notes Payable

The company and subsidiaries had no compensating balance requirement on debt for either 2002 or 2001. The company had two lines of credit with commercial banks amounting to $250 million in 2002 (expiring in 2003) and $275 million in 2001, of which $183 million was in use at December 31, 2002 and 2001. Interest rates charged on such borrowings ranged from 1.78 percent to 6.11 percent during 2002, which resulted in an average interest rate of 3.01 percent. At December 31, 2002, the fair value of the notes payable approximated the carrying value and the weighted average interest rate approximated 2.63 percent.

The company entered an interest-rate swap agreement during 2001, which expires in seven years, to hedge future cash flows (thereby obtaining a fixed interest rate) related to certain variable rate debt obligations ($31 million notional amount). This swap is reflected at fair value in the accompanying balance sheet and the unrealized loss, net of tax, at December 31, 2002, of $2 million is a component of comprehensive income; the fair value was not significant at December 31, 2001. The company does not expect any significant amounts to be reclassified into earnings as a result of interest rate changes in the next 12 months.

7.     Senior Debentures

The company issued $420 million of senior debentures due 2028 in 1998. The convertible senior debentures matured in 2002 and were convertible into shares of common stock at a conversion price of $14.88 per share (67.23 shares for each one thousand dollars principal). At December 31, 2002 and 2001, the fair value of the debentures approximated $429 million and $415 million, respectively.

8.     Shareholders’ Equity and Dividend Restrictions

The insurance subsidiaries paid cash dividends to the company of approximately $100 million total, each year in 2002, 2001 and 2000. Dividends paid to the company by insurance subsidiaries are restricted by regulatory requirements of the insurance subsidiaries’ domiciliary state. Generally, the maximum dividend that may be paid without prior regulatory approval is limited to the greater of 10 percent of statutory surplus or 100 percent of statutory net income for the prior calendar year, up to the amount of statutory unassigned surplus as of the end of the prior calendar year. Dividends exceeding these limitations may be paid only with approval of the insurance department of the subsidiaries’ domiciliary state. During 2003, the total dividends that may be paid to the company without regulatory approval are approximately $234 million.

The company’s board of directors has authorized the repurchase of outstanding shares. The company has purchased 14.1 million shares at a cost of $465 million between the inception of the share repurchase program in 1996 and December 31, 2002. At December 31, 2002, 6.8 million shares remain authorized for repurchase at any time in the future.

Six million shares of common stock were available for future stock option grants, as of December 31, 2002.

Declared cash dividends per share were 89 cents, 84 cents and 76 cents as of December 31, 2002, 2001 and 2000, respectively.

ACCUMULATED OTHER COMPREHENSIVE INCOME – The change in unrealized gains on investments and derivatives included:

(In millions)	Years ended December 31,
	2002	2001	2000

Unrealized holding investment gains and losses on securities and derivatives	$(812)	$(100)	$960
arising during the period
Reclassification adjustment:
Net realized loss on investments	90	34	2
Income taxes on above	252	23	(336)

Total	$(470)	$(43)	$626

Income taxes relate to each component above ratably.

9.     Reinsurance

Property casualty premium income in the accompanying statements of income includes approximately $60 million, $38 million and $34 million of earned premiums on assumed business and is net of approximately $330 million, $155 million and $108 million of earned premiums on ceded business for 2002, 2001 and 2000, respectively.

Written premiums consist of the following:

(In millions)	Years ended December 31,
	2002	2001	2000

Direct	$2,894	$2,315	$1,987
Assumed	68	41	36
Ceded	(349)	(168)	(99)

Net	$2,613	$2,188	$1,924

Insurance losses and policyholder benefits in the accompanying statements of income are net of approximately $96 million, $422 million and $109 million of reinsurance recoveries for 2002, 2001 and 2000, respectively.

10.     Federal Income Taxes

Significant components of the company’s net deferred tax liability are as follows:

(In millions)	Years ended December 31,
	2002	2001

Deferred tax liabilities:
Unrealized gains on investments and derivatives	$1,956	$2,208
Deferred acquisition costs	113	100
Other	31	26

Total	2,100	2,334

Deferred tax assets:
Losses and loss expense reserves	177	187
Unearned premiums	93	83
Life policy reserves	23	20
Tax credit carryforward	11	9
Other	59	34

Total	363	333

Net deferred tax liability	$1,737	$2,001

The provision for federal income taxes is based upon a consolidated income tax return for the company and subsidiaries. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the assumption that certain levels of income will be achieved.

The differences between the statutory federal rates and the company’s effective federal income tax rates are as follows:

	Years ended December 31,
	2002	2001	2000

Tax at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax-exempt municipal bonds	(6.4)	(7.9)	(15.1)
Dividend exclusion	(13.3)	(16.0)	(30.4)
Other	(0.5)	1.6	1.6

Effective rate	14.8%	12.7%	(8.9%)

No provision was made December 31, 2002, 2001 and 2000 for federal income taxes on approximately $14 million of the life insurance subsidiary’s retained earnings, since such taxes will become payable only to the extent that such retained earnings are distributed as dividends or exceed limitations prescribed by tax laws. The company does not contemplate any such dividend.

11.     Net Income Per Common Share

Basic earnings per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of common and dilutive potential common shares outstanding.

For the company, dilutive potential common shares consist of outstanding stock options and shares issuable under the matured 5.5 percent convertible senior debentures (debentures). The computations of basic and diluted earnings per share are as follows:

(Dollars in millions except share data)	Years ended December 31,
	2002	2001	2000

Numerator:
Net income — basic	$238	$193	$118
Effect of debentures	0	1	1

Net income — diluted	$238	$194	$119

Denominator:
Weighted-average common shares outstanding	161,855,025	160,604,782	160,611,346
Effect of:
Stock options	1,338,159	1,360,496	1,319,560
Debentures	0	433,499	1,990,210

Adjusted weighted-average shares	163,193,184	162,398,777	163,921,116

Earnings per share:
Basic	$1.47	$1.20	$.74
Diluted	$1.46	$1.19	$.73

Options to purchase 1 million shares of common stock were outstanding during 2002, 2001 and 2000, respectively, but were not included in the computation of net income per common share (diluted) because the options’ exercise prices were greater than the average market price of the common shares.

12.     Pension Plan

The company and subsidiaries sponsor a defined contribution plan (401(k) savings plan) and a defined benefit pension plan covering substantially all employees. Benefits for the defined benefit plan are based on years of credited service and compensation level. Contributions to the plan are based on the frozen entry age actuarial cost method. Pension expense is composed of several components that are determined using the projected unit credit actuarial cost method and based on certain actuarial assumptions.

The following table sets forth summarized information on the company’s defined benefit pension plan:

(In millions)	Years ended December 31,
	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$106	$88
Service cost	7	6
Interest cost	8	7
Actuarial loss	16	8
Benefits paid	(4)	(3)

Benefit obligation at end of year	$133	$106

Change in plan assets:
Fair value of plan assets at beginning of year	$147	$160
Actual return on plan assets	(19)	(10)
Benefits paid	(4)	(3)

Fair value of plan assets at end of year	$124	$147

Funded status:
Funded status at end of year	$(9)	$41
Unrecognized net actuarial gain	8	(43)
Unrecognized net transitional asset	(2)	(2)
Unrecognized prior service cost	8	9

Prepaid (accrued) pension cost	$5	$5

The fair value of the company’s stock comprised $22 million of the plan’s assets at December 31, 2002 and 2001.

The following summarizes the assumptions for the plan:

	Years ended December 31,
	2002	2001

Discount rate	6.50%	7.00%
Expected return on plan assets	8.00	8.00
Rate of compensation increase	5-7	5-7

The components of the net periodic benefit cost are as follows:

(In millions)	Years ended December 31,
	2002	2001	2000

Service cost	$7	$6	$5
Interest cost	8	7	6
Expected return on plan assets	(13)	(12)	(11)
Amortization of actuarial gain	(2)	(3)	(3)

Net pension expense (credit)	$0	$(2)	$(3)

13.     Statutory Accounting Information

Accounting principles generally accepted in the United States of America differ in certain respects from statutory insurance accounting practices prescribed or permitted for insurance companies by regulatory authorities.

The National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (Codification). Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, became effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. Ohio, the domiciliary state of the company’s insurance subsidiaries, required adoption of Codification with certain modifications for the preparation of statutory financial statements effective January 1, 2001. The following table reconciles consolidated net income for the years ended December 31, and shareholders’ equity at December 31, as reported herein in conformity with GAAP, with total statutory net income and capital and surplus of the company’s insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities.

(In millions)	Years ended December 31,
	2002	2001	2000

Net income
Balance per GAAP:	$238	$193	$118
Deferred policy acquisition costs	(57)	(27)	(33)
Deferred income taxes	16	(30)	5
Income from derivatives	3	(5)	0
Parent company and undistributed net income of certain subsidiaries	(69)	(49)	(39)
Other	33	22	14

Balance per statutory accounting practices	$164	$104	$65

Balances by major business type:
Property casualty insurance	$147	$89	$35
Life insurance	17	15	30

Total	$164	$104	$65

(In millions)	As of December 31,
	2002	2001

Shareholders’ equity
Balance per GAAP:	$5,598	$5,998
Deferred policy acquisition costs	(343)	(286)
Deferred income taxes	182	140
Parent company and undistributed net income of certain subsidiaries	(2,905)	(3,127)
Reserves and non-admitted assets	(143)	(141)
Other	(49)	(51)

Balance per statutory accounting practices	$2,340	$2,533

Balances by major business type:
Property casualty insurance	$1,932	$2,153
Life insurance	408	380

Total	$2,340	$2,533

Adopting Codification reduced statutory capital and surplus as of January 1, 2001, by $392 million for the property casualty insurance subsidiaries and $62 million for the life insurance subsidiary.

14.     Transactions with Affiliated Parties

The company paid certain officers and directors, or insurance agencies of which they are shareholders, commissions of approximately $17 million, $14 million and $14 million on premium volume of approximately $113 million, $95 million and $87 million for 2002, 2001 and 2000, respectively.

15.     Contingencies

Various litigation and claims against the company and its subsidiaries are in process and pending resulting from normal insurance and non-insurance activities. Based upon a review of open matters with legal counsel, management believes that the outcomes of normal insurance matters will not have a material effect upon the company’s consolidated financial position or results of operations and non-insurance matters will be covered by external insurance coverage.

16.     Stock Options

See Note 1 for a general description of the company’s stock option plans. A summary of options information follows:

		Weighted-average
Years ended December 31,	Shares	exercise price

2002
Outstanding at beginning of year	6,603,829	$31.30
Granted/reinstated	1,114,941	38.55
Exercised	(487,830)	21.37
Forfeited/revoked	(116,178)	36.27

Outstanding at end of year	7,114,762	33.03

Options exercisable at end of year	4,944,418
Weighted-average fair value of options granted during the year		$12.58

2001
Outstanding at beginning of year	6,153,218	$29.05
Granted/reinstated	1,132,200	36.41
Exercised	(558,039)	16.30
Forfeited/revoked	(123,550)	33.82

Outstanding at end of year	6,603,829	31.30

Options exercisable at end of year	4,327,005
Weighted-average fair value of options granted during the year		$13.31

2000
Outstanding at beginning of year	5,460,140	$27.57
Granted/reinstated	1,294,600	31.08
Exercised	(520,679)	18.48
Forfeited/revoked	(80,843)	29.57

Outstanding at end of year	6,153,218	29.05

Options exercisable at end of year	3,694,725
Weighted-average fair value of options granted during the year		$10.56

Options outstanding and exercisable consisted of the following at December 31, 2002:

	Options outstanding			Options exercisable

		Weighted-
		average	Weighted-		Weighted-
		remaining	average exercise		average exercise
Range of exercise prices	Number	contractual life	price	Number	price

$12.14 to 15.79	53,806	2.00 yrs	$15.73	53,806	$15.73
$15.95 to 20.47	327,717	2.71 yrs	19.02	327,717	19.02
$20.50 to 23.00	946,976	3.61 yrs	21.22	946,976	21.22
$26.41 to 29.72	1,024,426	7.88 yrs	29.63	703,153	29.60
$32.06 to 33.75	699,306	6.05 yrs	33.63	689,506	33.66
$33.88 to 39.88	3,192,599	7.79 yrs	36.56	1,376,128	35.14
$40.16 to 45.37	869,932	5.58 yrs	42.81	847,132	42.85

Total	7,114,762	6.53 yrs	$33.03	4,944,418	$31.52

17.     Segment Information

The company is organized and operates primarily in two industries, property casualty insurance and life insurance, and has four reportable segments – commercial lines property casualty insurance, personal lines property casualty insurance, life insurance and investment operations – which company management regularly reviews to make decisions about allocating resources to the segments and assessing their performance. Included in the other category below are the parent company, CFC Investment Company and CinFin Capital Management Company operations, excluding investment activities, and other income of the insurance subsidiaries.

Revenue is primarily from unaffiliated customers. Insurance segments’ revenues are insurance premiums earned; investment operations’ revenue represents net investment income and realized investment gains and losses; and other revenue is primarily finance/lease income, asset management fees and other income of the insurance subsidiaries.

Income before income taxes for the insurance segments represents underwriting profit (loss) – premiums earned minus losses and loss expenses incurred or policyholder benefits and other expenses. The commercial lines property casualty segment and the personal lines property casualty segment incurred an impairment charge amounting to $25 million and $14 million, before tax, respectively, for capitalized computer software development costs in 2000. Income before income taxes for the investment operations represents net investment income, plus realized investment gains and losses, less interest credited to contract holders. The investment operations segment incurred other-than-temporary impairment charges related to investments of $98 million in 2002 and $45 million in 2001. Other losses before income taxes of $32 million, $35 million and $36 million recorded in 2002, 2001 and 2000, respectively, were primarily due to interest expense from debt of the parent company and operating expenses of the company’s headquarters.

Identifiable assets by segment are those assets used in the respective segment’s operations. Information regarding identifiable assets is not reported for two reportable segments – commercial lines and personal lines of property casualty insurance – because these amounts are not used by company management for analysis of those segments. All fixed-maturity and equity security investments, regardless of ownership, are included in the investment operations segment.

Segment information, is summarized in the following table.

(In millions)	Years ended December 31,
	2002	2001	2000

Revenues:
Commercial lines insurance	$1,721	$1,451	$1,231
Personal lines insurance	670	620	596
Life insurance	87	81	80
Investment operations	351	396	413
Other	14	13	11

Total	$2,843	$2,561	$2,331

Income before income taxes:
Insurance underwriting results:
Commercial lines insurance	$59	$(25)	$(187)
Personal lines insurance	(51)	(77)	(48)
Life insurance	(12)	(5)	(3)
Investment operations	315	363	383
Other	(32)	(35)	(36)

Total	$279	$221	$109

Identifiable assets:
Property casualty insurance	$1,450	$1,033	$681
Life insurance	613	527	489
Investment operations	11,824	12,150	11,858
Other	172	204	211

Total	$14,059	$13,914	$13,239

Item 8. Financial Statements and Supplementary Data

	Quarter
(Dollars in millions except per share data)	1st	2nd	3rd	4th	Full-year

2002
Revenues	$687	$703	$731	$722	$2,843
Income before income taxes	93	32	90	65	279
Net income	75	35	72	56	238
Net income per common share—basic	.46	.22	.44	.35	1.47
Net income per common share—diluted	.46	.21	.44	.35	1.46

2001
Revenues	$618	$645	$644	$654	$2,561
Income before income taxes	97	51	34	39	221
Net income	72	49	36	36	193
Net income per common share—basic	.45	.30	.22	.23	1.20
Net income per common share—diluted	.44	.30	.22	.22	1.19

Note: The sum of the quarterly reported amounts may not equal the full year as each is computed independently

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting and financial disclosure requirements with accountants within the last 24 months prior to December 31, 2002.

Part III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the company’s Proxy Statement to be filed with the SEC in connection with the 2003 Annual Meeting of Shareholders.

Item 10.   Directors and Executive Officers of the Registrant

a)	Information concerning directors and executive officers of the company appears in the Proxy Statement under “Information Regarding Nominees, Directors and Executive Officers.” This portion of the Proxy Statement is incorporated herein by reference.

b)	Information concerning Section 16(a) beneficial ownership reporting compliance appears in the Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance.” This portion of the Proxy Statement is incorporated herein by reference.

Item 11.    Executive Compensation

Information concerning executive compensation appears in the Proxy Statement under “Compensation of Directors and Executive Officers.” This portion of the Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management appears in the Proxy Statement under “Principal Shareholders” and “Information Regarding Nominees, Directors and Executive Officers.” These portions of the Proxy Statement are incorporated herein by reference.

			Number of securities
			remaining available for
	Number of		future issuance under
	securities to be		equity compensation
	issued upon exercise	Weighted-average	plans (excluding
	of outstanding	exercise price of	securities reflected in
	of outstanding options	outstanding options	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,944,418	$12.58	6,000,000
Equity compensation plans not approved by security holders	0	NA	0

Total	4,944,418	$12.58	6,000,000

Additional information with respect to options under the company’s equity compensation plans is available in Notes 8 and 16 of the Consolidated Financial Statements, Pages 65 and 70.

Item 13.    Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions appears in the Proxy Statement under “Other Transactions” and “Compensation Committee Interlocks and Insider Participation.” These portions of the Proxy Statement are incorporated herein by reference.

Item 14.    Controls and Procedures

In response to recent legislation and proposed regulations, management reviewed its internal control structure and its disclosure controls and procedures. While management believes the pre-existing disclosure controls and procedures were adequate to enable the company to comply with its disclosure obligations, management implemented minor changes as a result of such review, primarily to formalize and document procedures already in place. The company also established a disclosure committee that consists of certain members of the company’s senior management.

The company’s disclosure controls and procedures are designed to ensure that material information relating to the company and its subsidiaries required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Within the 90 days prior to the date of this annual report, the company carried out an evaluation, under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the chief executive officer and chief financial officer concluded that Cincinnati Financial Corporation’s disclosure controls and procedures were effective as of the date of such evaluation.

The chief executive officer and chief financial officer also have concluded that there were no significant changes in the company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date that the company completed its evaluation.

Part IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Filed Documents. The following documents are filed as part of this report:

1.	Financial Statements – information contained in Part II, Item 8 of this report, Pages 52 — 73

2.	Financial Statement Schedules:
Schedule I – Summary of Investments Other than Investments in Related Parties
Schedule II – Condensed Financial Information of Registrant
Schedule III – Supplementary Insurance Information
Schedule IV – Reinsurance
Schedule V – Valuation Allowances and Qualifying Accounts
Schedule VI – Supplemental Information Concerning Property Casualty Insurance Operations
All other schedules are omitted because they are not required; they are inapplicable; or, the information is included in the financial statements or notes thereto.

3.	Exhibits: Exhibit 3(i) – Exhibit 3(ii) –
Amended Articles of Incorporation of Cincinnati Financial Corporation
incorporated by reference to the 1999 Annual Report on Form 10K dated
March 23, 2000.
Regulations of Cincinnati Financial Corporation incorporated by reference to
Exhibit 2 to registrant’s Proxy Statement dated March 2, 1992.
Exhibit 11 –	Statement re-computation of per share earnings for years ended
December 31, 2002, 2001, and 2000 – information contained in Note 11 to the Consolidated
Financial Statements included in Part II, Item 8 of this report, Page 67
	Exhibit 21 –	Subsidiaries of the registrant—information contained in Part I, Item 1 of this report, Page 1.
	Exhibit 23 –	Independent Auditors’ Consent
	Exhibit 99.1 –	Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 99.2 –	Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K – A Current Report on Form 8-K, dated August 13, 2002, was filed with the SEC pursuant to Items 7 and 9.

Schedule I

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES

(In millions)	December 31, 2002
			Amount
			shown in
Type of investment	Cost	Fair value	balance sheets

Fixed maturities:
United States government and government agencies and authorities:
The Cincinnati Indemnity Company	$1	$1	$1
The Cincinnati Life Insurance Company	3	3	3

Total	4	4	4

States, municipalities and political subdivisions:
The Cincinnati Insurance Company	991	1,042	1,042
The Cincinnati Casualty Company	44	46	46
The Cincinnati Indemnity Company	14	15	15
The Cincinnati Life Insurance Company	6	8	8

Total	1,055	1,111	1,111

Public utilities:
The Cincinnati Insurance Company	59	56	56
The Cincinnati Casualty Company	8	7	7
The Cincinnati Indemnity Company	3	3	3
The Cincinnati Life Insurance Company	70	72	72
Cincinnati Financial Corporation	12	10	10

Total	152	148	148

Convertibles and bonds with warrants attached:
The Cincinnati Insurance Company	49	48	48
The Cincinnati Life Insurance Company	14	15	15
Cincinnati Financial Corporation	11	10	10

Total	74	73	73

All other corporate bonds:
The Cincinnati Insurance Company	772	797	797
The Cincinnati Casualty Company	48	48	48
The Cincinnati Indemnity Company	21	21	21
The Cincinnati Life Insurance Company	766	796	796
Cincinnati Financial Corporation	328	307	307

Total	1,935	1,969	1,969

Total fixed maturities	$3,220	$3,305	$3,305

Schedule I (CONTINUED)
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES

(In millions)	December 31, 2002
			Amount
			shown in
Type of investment	Cost	Fair value	balance sheets

Equity securities:
Common stocks:
Public utilities:
The Cincinnati Insurance Company	$109	$296	$296
The Cincinnati Casualty Company	5	11	11
The Cincinnati Life Insurance Company	21	72	72
Cincinnati Financial Corporation	83	449	449

Total	218	828	828

Banks, trust and insurance companies:
The Cincinnati Insurance Company	353	1,274	1,274
The Cincinnati Casualty Company	16	101	101
The Cincinnati Indemnity Company	1	1	1
The Cincinnati Life Insurance Company	53	151	151
CinFin Capital Management Company	1	1	1
Cincinnati Financial Corporation	491	3,714	3,714

Total	915	5,242	5,242

Industrial, miscellaneous and all other:
The Cincinnati Insurance Company	565	997	997
The Cincinnati Casualty Company	17	38	38
The Cincinnati Indemnity Company	4	9	9
The Cincinnati Life Insurance Company	95	146	146
CinFin Capital Management Company	1	1	1
Cincinnati Financial Corporation	143	203	203

Total	825	1,394	1,394

Nonredeemable preferred stocks:
The Cincinnati Insurance Company	312	315	315
The Cincinnati Casualty Company	14	15	15
The Cincinnati Indemnity Company	3	3	3
The Cincinnati Life Insurance Company	79	78	78
Cincinnati Financial Corporation	9	9	9

Total	417	420	420

Total equity securities	$2,375	$7,884	$7,884

Other invested assets:
Mortgage loans on real estate:
The Cincinnati Life Insurance Company	$1	XXX	$1
CFC Investment Company	16	XXX	16

Total	17	XXX	17

Real estate:		XXX
The Cincinnati Life Insurance Company	3	XXX	3

Policy loans:		XXX
The Cincinnati Life Insurance Company	25	XXX	25

Notes receivable:		XXX
CFC Investment Company	23	XXX	23

Total other invested assets	$68	XXX	$68

Total investments	$5,663	XXX	$11,257

Schedule II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CINCINNATI FINANCIAL CORPORATION
Condensed balance sheets (Parent company only)

(In millions)	Years ended December 31,
	2002	2001

ASSETS
Cash	$2	$12
Fixed maturities, at fair value	326	356
Equity securities, at fair value	4,376	4,666
Investment income receivable	28	27
Equity in net assets of subsidiaries	2,717	2,893
Land, building and equipment	82	87
Other assets	17	30

Total assets	$7,548	$8,071

LIABILITIES
Notes payable	$152	$152
Dividends declared but unpaid	36	34
Accrued federal income tax	11	0
Deferred federal income tax	1,246	1,386
6.9% senior debentures due 2028	420	420
5.5% convertible senior debentures due 2002	0	6
Other liabilities	7	17
Due to subsidiaries	78	58

Total liabilities	1,950	2,073

SHAREHOLDERS’ EQUITY
Common stock	352	350
Other shareholders’ equity	5,246	5,648

Total shareholders’ equity	5,598	5,998

Total liabilities and shareholders’ equity	$7,548	$8,071

This condensed financial information should be read in conjunction with the consolidated financial statements and notes included in Part II, Item 8, Page 52.

Schedule II (CONTINUED)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CINCINNATI FINANCIAL CORPORATION
Condensed statements of income (Parent company only)
(In millions)	Years ended December 31,
	2002	2001	2000

REVENUES
Dividends from subsidiaries	$100	$134	$100
Investment income, net of expenses	136	131	116
Realized losses on investments	(21)	(33)	(37)

Total revenues	215	232	179

EXPENSES
Interest expense	34	40	38
Depreciation expense	5	7	3
Other expenses	14	10	7

Total expenses	53	57	48

INCOME BEFORE INCOME TAXES AND EARNINGS OF SUBSIDIARIES	162	175	131
Income tax benefit	(2)	(4)	(5)

NET INCOME BEFORE EARNINGS OF SUBSIDIARIES	164	179	136
Increase (decrease) in undistributed earnings of subsidiaries	74	14	(18)

NET INCOME	$238	$193	$118

This condensed financial information should be read in conjunction with the consolidated financial statements and notes included in Part II, Item 8, Page 52.

Schedule II (CONTINUED)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CINCINNATI FINANCIAL CORPORATION
Condensed statements of cash flows (Parent company only)
(In millions)	Years ended December 31,
	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$238	$193	$118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5	7	3
Realized losses on investments	21	33	37
Non-cash dividend from subsidiary	0	(34)	0
Changes in:
Investment income receivable	(1)	(3)	(1)
Current federal income taxes	11	2	(7)
Deferred income taxes	(21)	(3)	(3)
Other assets	13	(10)	48
Other liabilities	11	9	(4)
Undistributed earnings of subsidiaries	(74)	(14)	18

Net cash provided by operating activities	203	180	209

CASH FLOW FROM INVESTING ACTIVITIES
Sale of fixed-maturity investments	22	16	10
Maturity of fixed-maturity investments	47	32	40
Sale of equity security investments	11	36	21
Collection of finance receivables	0	1	1
Purchase of fixed-maturity investments	(55)	(71)	(64)
Purchase of equity security investments	(63)	(47)	(48)
Investment in buildings and equipment	(1)	(1)	(62)

Net cash used in investing activities	(39)	(34)	(102)

CASH FLOW FROM FINANCING ACTIVITIES
Increase in notes payable	0	13	49
Payment of cash dividends	(142)	(132)	(119)
Purchase of treasury shares	(42)	(46)	(67)
Proceeds from stock options exercised	10	9	11
Net transfers to subsidiaries	0	10	30

Net cash used in financing activities	(174)	(146)	(96)

(Decrease) increase in cash	(10)	0	11
Cash at beginning of year	12	12	1

Cash at end of year	$2	$12	$12

Supplemental disclosure:

A subsidiary transferred land and a building to the company valued at $34 million during 2000. During 2001, the company deemed this transfer a dividend.

This condensed financial information should be read in conjunction with the consolidated financial statements and notes included in Part II, Item 8, Page 52.

Schedule III
SUPPLEMENTARY INSURANCE INFORMATION

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
(In millions)	Years ended December 31,
	2002	2001	2000

A. Deferred policy acquisition costs:
Commercial lines insurance	$180	$139	$115
Personal lines insurance	74	67	69

Total property casualty insurance	254	206	184
Life insurance	89	80	75

Total	$343	$286	$259

B. Future policy benefits, losses, claims and expense losses:
Commercial lines insurance	$2,720	$2,457	$2,010
Personal lines insurance	430	408	391

Total property casualty insurance	3,150	2,865	2,401
Life insurance	868	685	616

Total	$4,018	$3,550	$3,017

C. Unearned premiums:
Commercial lines insurance	$948	$730	$608
Personal lines insurance	369	331	313

Total property casualty insurance	1,317	1,061	921
Life insurance	2	1	1

Total	$1,319	$1,062	$922

D. Other policy claims and benefits payable:
Commercial lines insurance	$0	$0	$0
Personal lines insurance	0	0	0

Total property casualty insurance	0	0	0
Life insurance	14	11	13

Total	$14	$11	$13

E. Premium revenues:
Commercial lines insurance	$1,721	$1,453	$1,231
Personal lines insurance	670	620	596

Total property casualty insurance	2,391	2,073	1,827
Life insurance	87	81	80

Total	$2,478	$2,154	$1,907

Schedule III (CONTINUED)
SUPPLEMENTARY INSURANCE INFORMATION

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
(In millions)	Years ended December 31,
	2002	2001	2000

F. Investment income, net of expenses:
Commercial lines insurance	$0	$0	$0
Personal lines insurance	0	0	0

Total property casualty insurance (3)	234	223	223
Life insurance	86	80	79

Total	$320	$303	$302

G. Benefits, claims losses and settlement expenses:
Commercial lines insurance	$1,210	$1,077	$1,036
Personal lines insurance	535	514	472

Total property casualty insurance	1,745	1,591	1,508
Life insurance	81	72	73

Total	$1,826	$1,663	$1,581

H. Amortization of deferred policy acquisition costs:
Commercial lines insurance	$367	$310	$273
Personal lines insurance	141	132	125

Total property casualty insurance	508	442	398
Life insurance	15	12	7

Total	$523	$454	$405

I. Other operating expenses:
Commercial lines insurance	$87	$91	$110
Personal lines insurance	46	52	47

Total property casualty insurance	133	143	157
Life insurance	38	34	31

Total	$171	$177	$188

J. Written premiums:
Commercial lines insurance	$1,905	$1,551	$1,306
Personal lines insurance	708	637	618

Total property casualty insurance	2,613	2,188	1,924
Accident health insurance (4)	3	3	3

Total	$2,619	$2,191	$1,927

Notes to Schedule III:

(1)	The sum of parts B, C and D is equal to the sum of Losses and loss expense reserves, Life policy reserves, and Unearned premium reserves reported in the company’s consolidated balance sheets.

(2)	The sum of parts H and I is equal to the sum of Commissions, Other operating expenses, Taxes, licenses and fees, Increase in deferred acquisition costs, and Other expenses shown in the consolidated statements of income, less other expenses not applicable to the above insurance segments.

(3)	This segment information is not regularly allocated to segments and reviewed by company management in making decisions about resources to be allocated to the segments and assess their performance.

(4)	Amounts represent written premiums on accident health insurance business only.

Schedule IV
REINSURANCE

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
(Dollars in millions)	Years ended December 31,
	2002	2001	2000

Gross premiums:
Life insurance in force	$32,480	$27,526	$23,515

Premiums
Commercial lines insurance	$1,970	$1,551	$1,285
Personal lines insurance	692	639	616

Total property casualty insurance	2,662	2,190	1,901
Life insurance	112	101	97

Total	$2,774	$2,291	$1,998

Ceded to other companies:
Life insurance in force	$18,529	$14,510	$11,259

Premiums
Commercial lines insurance	$307	$135	$87
Personal lines insurance	23	20	21

Total property casualty insurance	330	155	108
Life insurance	24	20	17

Total	$354	$175	$125

Assumed from other companies:
Life insurance in force	$6	$8	$9

Premiums
Commercial lines insurance	$59	$37	$33
Personal lines insurance	1	1	1

Total property casualty insurance	60	38	34
Life insurance	0	0	0

Total	$60	$38	$34

Net premiums:
Life insurance in force	$13,957	$13,024	$12,265

Premiums
Commercial lines insurance	$1,721	$1,453	$1,231
Personal lines insurance	670	620	596

Total property casualty insurance	2,391	2,073	1,827
Life insurance	87	81	80

Total	$2,478	$2,154	$1,907

Percentage of amount assumed to net:
Life insurance in force	0.0%	0.0%	0.0%
Premiums
Commercial lines insurance	3.4%	2.6%	2.7%
Personal lines insurance	0.2%	0.1%	0.1%
Total property casualty insurance	2.5%	1.8%	1.8%
Life insurance	0.1%	0.2%	0.2%
Total	2.4%	1.2%	1.8%

Schedule V
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY CASUALTY INSURANCE OPERATIONS

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
(In millions)	Years ended December 31,
	2002	2001	2000

Allowance for doubtful premium installment receivables:
Balance at beginning of period	$1	$0	$0
Additions charged to costs and expenses	0	0	0
Other additions	0	1	0
Deductions	0	0	0

Balance at end of period	$1	$1	$0

Schedule VI
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY CASUALTY INSURANCE OPERATIONS

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated property casualty entities
(In millions)	Years ended December 31,
	2002	2001	2000

A. Deferred policy acquisition costs:
Commercial lines insurance	$180	$139	$115
Personal lines insurance	74	67	69

Total	$254	$206	$184

B. Reserves for unpaid claims and claim adjustment expenses:
Commercial lines insurance	$2,720	$2,457	$2,010
Personal lines insurance	430	408	391

Total	$3,150	$2,865	$2,401

C. Reserve discount deducted:	$0	$0	$0

D. Unearned premiums:
Commercial lines insurance	$948	$730	$608
Personal lines insurance	369	331	313

Total	$1,317	$1,061	$921

E. Earned premiums:
Commercial lines insurance	$1,721	$1,453	$1,231
Personal lines insurance	670	620	596

Total	$2,391	$2,073	$1,827

F. Investment income:
Commercial lines insurance (1)	$0	$0	$0
Personal lines insurance (1)	0	0	0

Total	$234	$223	$223

Schedule VI (CONTINUED)
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY CASUALTY INSURANCE OPERATIONS

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated property casualty entities
(In millions)	Years ended December 31,
	2002	2001	2000

G. Losses and loss expenses incurred related to current year:
Commercial lines insurance (1)	$0	$0	$0
Personal lines insurance (1)	0	0	0

Total	$1,790	$1,653	$1,528

H. Losses and loss expenses incurred related to prior years:
Commercial lines insurance (1)	$0	$0	$0
Personal lines insurance (1)	0	0	0

Total	$(45)	$(62)	$(20)

I. Amortization of deferred policy acquisition costs:
Commercial lines insurance	$367	$310	$273
Personal lines insurance	141	132	125

Total	$508	$442	$398

J. Paid losses and loss expenses:
Commercial lines insurance	$981	$915	$830
Personal lines insurance	508	506	428

Total	$1,489	$1,421	$1,258

K. Written premiums:
Commercial lines insurance	$1,905	$1,551	$1,306
Personal lines insurance	708	637	618

Total	$2,613	$2,188	$1,924

Note to Schedule VI:

(1)	This segment information is not regularly allocated to segments and reviewed by company management in making decisions about resources to be allocated to the segments and assess their performance.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION

	Signature	Title	Date

/S/	John J. Schiff, Jr.	Chairman, President and Chief	March 14, 2003
Executive Officer
John J. Schiff, Jr.

/S/	Kenneth W. Stecher	Chief Financial Officer, Senior Vice	March 14, 2003
President, Secretary and Treasurer
	Kenneth W. Stecher	(Principal Accounting Officer)

/S/	William F. Bahl	Director	March 14, 2003

William F. Bahl

/S/	James E. Benoski	Vice Chairman, Senior Vice President	March 14, 2003
and Chief Insurance Officer
James E. Benoski

/S/	Michael Brown	Director	March 14, 2003

Michael Brown

/S/	John E. Field	Director	March 14, 2003

John E. Field

/S/	Kenneth C. Lichtendahl	Director	March 14, 2003

Kenneth C. Lichtendahl

/S/	W. Rodney McMullen	Director	March 14, 2003

W. Rodney McMullen

/S/	Gretchen W. Price	Director	March 14, 2003

Gretchen W. Price

/S/	Robert C. Schiff	Director	March 14, 2003

Robert C. Schiff

/S/	Thomas R. Schiff	Director	March 14, 2003

Thomas R. Schiff

/S/	Frank J. Schultheis	Director	March 14, 2003

Frank J. Schultheis

/S/	John M. Shepherd	Director	March 14, 2003

John M. Shepherd

/S/	Larry R. Webb	Director	March 14, 2003

Larry R. Webb

/S/	Alan R. Weiler	Director	March 14, 2003

Alan R. Weiler

/S/	E. Anthony Woods	Director	March 14, 2003

E. Anthony Woods

Certification of Chief Executive Officer

I, John J. Schiff, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Cincinnati Financial Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within

90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/S/ John J. Schiff, Jr.,

John J. Schiff, Jr.,
Chairman, President and Chief Executive Officer

Certification of Chief Financial Officer

I, Kenneth W. Stecher, certify that:

1.	I have reviewed this annual report on Form 10-K of Cincinnati Financial Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within

90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/S/ Kenneth W. Stecher

Kenneth W. Stecher
Chief Financial Officer, Senior Vice President, Secretary and Treasurer
(Principal Accounting Officer)

Index of Exhibits

Exhibit 3(i)	Amended Articles of Incorporation of Cincinnati Financial Corporation incorporated by reference to the 1999 Annual Report on Form 10-K dated March 23, 2000

Exhibit 3(ii)	Regulations of Cincinnati Financial Corporation#incorporated by reference to Exhibit 2 to registrant’s Proxy Statement dated March 2, 1992

Exhibit 11	Statement re computation of per share earnings for the years ended December 31, 2002, 2001, and 2000 contained in Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of this report, Page 67

Exhibit 21	Subsidiaries of the registrant information contained in Item 1, Part I of this report, Page 1

Exhibit 23	Independent Auditors’ Consent

Exhibit 99.1	Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002