Form 10-Q
period 2003-03-31
CINCINNATI FINANCIAL CORP
filed 2003-05-14
CIK 20286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

     As of April 30, 2003, there were 160,729,799 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003

Part I – Financial Information

Item 1. Financial Statements

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions except share data)	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS

Investments

Fixed maturities, at fair value (amortized cost: 2003—$3,315; 2002—$3,220)	$3,455	$3,305

Equity securities, at fair value (cost: 2003—$2,371; 2002—$2,375)	7,162	7,884

Other invested assets	68	68

Cash	128	112

Investment income receivable	91	98

Finance receivable	34	33

Premiums receivable	996	956

Reinsurance receivable	535	527

Prepaid reinsurance premiums	39	47

Deferred policy acquisition costs	357	343

Property and equipment, net, for company use (accumulated depreciation: 2003—$162; 2002—$155)	125	128

Other assets	124	131

Separate accounts	439	427

Total assets	$13,553	$14,059

LIABILITIES

Insurance reserves

Losses and loss expenses	$3,223	$3,176

Life policy reserves	895	854

Unearned premiums	1,366	1,319

Other liabilities	369	345

Deferred income tax	1,499	1,737

Notes payable	183	183

6.9% senior debenture due 2028	420	420

Separate accounts	439	427

Total liabilities	8,394	8,461

SHAREHOLDERS’ EQUITY

Common stock, par value—$2 per share; authorized 200 million shares; issued: 2003—176 million shares, 2002—176 million shares	352	352

Paid-in capital	302	300

Retained earnings	1,789	1,772

Accumulated other comprehensive income—unrealized gains on investments and derivatives	3,219	3,643

Treasury stock at cost (2003—15 million shares, 2002—14 million shares)	(503)	(469)

Total shareholders’ equity	5,159	5,598

Total liabilities and shareholders’ equity	$13,553	$14,059

Accompanying notes are an integral part of these condensed consolidated financial statements.
Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2003

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(In millions except per share data)	Three months ended March 31,
	2003	2002

	(unaudited)
REVENUES

Earned premiums

Property casualty	$629	$559

Life	21	20

Investment income, net of expenses	116	109

Realized investments gains and losses	(62)	(8)

Other income	3	7

Total revenues	707	687

BENEFITS AND EXPENSES

Insurance losses and policyholder benefits	440	419

Commissions	132	112

Other operating expenses	53	49

Taxes, licenses and fees	18	15

Increase in deferred policy acquisition costs	(14)	(13)

Interest expense	8	9

Other expenses	5	3

Total benefits and expenses	642	594

INCOME BEFORE INCOME TAXES	65	93

PROVISION (BENEFIT) FOR INCOME TAXES

Current	17	19

Deferred	(9)	(1)

Total provision (benefit) for income taxes	8	18

NET INCOME	$57	$75

PER COMMON SHARE

Net income—basic	$0.35	$0.47

Net income—diluted	$0.35	$0.46

Accompanying notes are an integral part of these condensed consolidated financial statements
Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2003

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity

(In millions)	Three months ended March 31,
	2003	2002

	(unaudited)
COMMON STOCK — NUMBER OF SHARES

Beginning of year	176	175

Stock options exercised	0	0

Conversion of debentures	0	0

Purchase of treasury shares	0	0

End of period	176	175

COMMON STOCK

Beginning of year	$352	$350

Stock options exercised	0	0

Conversion of debentures	0	1

End of period	352	351

TREASURY STOCK

Beginning of year	(469)	(427)

Purchase	(34)	(7)

End of period	(503)	(434)

PAID-IN CAPITAL

Beginning of year	300	284

Stock options exercised	2	3

Conversion of debentures	0	3

End of period	302	290

RETAINED EARNINGS

Beginning of year	1,772	1,678

Net income	57	75

Dividends declared	(40)	(37)

End of period	1,789	1,716

ACCUMULATED OTHER COMPREHENSIVE INCOME

Beginning of year	3,644	4,113

Change in other accumulated comprehensive income, net	(424)	375

End of period	3,219	4,488

Total shareholders’ equity	$5,159	$6,411

COMPREHENSIVE INCOME

Net income	$57	$75

Change in other accumulated comprehensive income, net	(424)	375

Total comprehensive income	$(368)	$450

Accompanying notes are an integral part of these condensed consolidated financial statements.
Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2003

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(In millions)	Three months ended March 31,
	2003	2002

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$57	$75

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	7	6

Realized losses on investments	62	8

Interest credited to contract holders	13	5

Changes in:

Investment income receivable	7	2

Premiums and reinsurance receivable	(40)	(56)

Deferred policy acquisition costs	(14)	(13)

Other assets	(10)	3

Losses and loss expense reserves	47	44

Life policy reserves	18	13

Unearned premiums	47	73

Other liabilities	18	28

Current income tax	(10)	5

Deferred income tax	17	(1)

Net cash provided by operating activities	219	192

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of fixed maturities investments	76	25

Call or maturity of fixed maturities investments	112	80

Sale of equity securities investments	44	12

Collection of finance receivables	4	3

Purchase of fixed maturities investments	(319)	(203)

Purchase of equity securities investments	(55)	(66)

Investment in property and equipment	(5)	(11)

Investment in finance receivables	(4)	(6)

Investment in other invested assets	1	(1)

Net cash used in investing activities	(146)	(167)

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of cash dividends to shareholders	(36)	(34)

Purchase/issuance of treasury shares, net	(34)	(7)

Proceeds from stock options exercised	2	3

Contract holder funds deposited	7	5

Contract holder funds withdrawn	4	(4)

Net cash used in financing activities	(57)	(37)

Net increase (decrease) in cash	16	(12)

Cash at beginning of period	112	93

Cash at end of period	$128	$81

Supplemental disclosures of cash flow information:

Interest paid	$1	$9

Income taxes paid	0	15

Conversion of 5.5% senior debentures to common stock	0	3

Conversion of fixed maturity to equity security investments	7	6

Accompanying notes are an integral part of these condensed consolidated financial statements.
Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 — ACCOUNTING POLICIES
The condensed consolidated financial statements present the accounts of Cincinnati Financial Corporation and all of its subsidiaries, each of which is wholly owned, in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. All significant inter-company investments and transactions have been eliminated in consolidation. The December 31, 2002, consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures herein required by accounting principles generally accepted in the United States of America.

The preceding summary of financial information for Cincinnati Financial Corporation and consolidated subsidiaries is unaudited. The company believes that all adjustments (consisting only of normal recurring accruals) necessary for fair presentation have been made. The results of operations for this interim period are not necessarily an indication of results to be expected for the remainder of the year.

Investments
Fixed maturities and equity securities have been classified as available for sale and are carried at fair values at March 31, 2003, and December 31, 2002.

Unrealized Gains and Losses
The increases (decreases) in unrealized gains for fixed maturities and equity securities, net of income tax effects, are as follows:

(In millions)	Three months ended March 31,
	2003	2002

Fixed maturities	$37	$5

Equity securities	(461)	370

Total	$(424)	$375

Such amounts are included as additions to (deductions from) shareholders’ equity.

Other-Than-Temporary Impairments
Other-than-temporary declines in the fair value of investments are recognized in net income as realized investment losses at the time when facts and circumstances indicate such write-downs are warranted. In the first quarter ended March 31, 2003, the company recorded $53 million in other-than-temporary impairments compared with $6 million in last year’s first quarter.

Reinsurance
In the accompanying statements of income, premiums earned are net of ceded premiums and insurance losses and policyholder benefits are net of reinsurance recoveries, as follows:

(In millions)	Three months ended March 31,
	2003	2002

Ceded premiums	$66	$72

Reinsurance recoverables	$20	$16

Effective April 1, 2003, the company expanded its property catastrophe reinsurance program, adding another $100 million layer in excess of $300 million, and retaining 5 percent of the losses in this layer.

Stock Options
The company has qualified and non-qualified stock option plans under which options are granted to employees at prices that are not less than market price at the date of grant and that are exercisable over 10-year periods. The company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for the stock option plans.

Had compensation cost for the company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation,” the company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(In millions except per share data)		Three months ended March 31,
		2003	2002

Net income	As reported	$57	$75

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		2	2

	Pro forma	$55	$73

Net income per common share—basic	As reported	$0.35	$0.47

	Pro forma	$0.34	$0.46

Net income per common share—diluted	As reported	$0.35	$0.46

	Pro forma	$0.33	$0.44

In determining the pro forma amounts above, the fair value of each option was estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in the three months ended March 31, 2003 and 2002, respectively: dividend yield of 2.52 percent; expected volatility of 25.90 percent; risk-free interest rates of 4.26 percent; and expected lives of 10 years for all periods. Compensation expense in the pro forma disclosures is not indicative of future amounts as options vest over several years and additional grants generally are made each year. The company has adopted the disclosure provisions of SFAS No. 148 “Accounting for Stock-based Compensation — Transition and Disclosure” (issued in December 2002). The company will adopt a transition method when a consistent fair value recognition and measurement provision is determined by The Public Company Accounting Oversight Board and is required to be adopted.

New Accounting Standards
 The FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” in April 2003 to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Management does not expect this statement to have a significant effect on the company’s consolidated financial statements.

Reclassifications
Certain prior amounts have been reclassified to conform with the current-period classifications.

NOTE 2 — SEGMENT INFORMATION
The company is organized and operates primarily in two industries, property casualty insurance and life insurance, and has four reportable segments – commercial lines property casualty insurance, personal lines property casualty insurance, life insurance and investment operations. Company management regularly reviews these four segments to make decisions about allocating resources and to assess their performance. Included in the Other category are the parent company; non-investment operations of CFC Investment Company and CinFin Capital Management Company; and, non-premium income of the insurance subsidiaries.

Revenue is primarily from unaffiliated customers. Insurance segments’ revenue is insurance premiums earned; investment operations’ revenue represents net investment income and realized investment gains and losses; and other revenue is primarily finance/lease income, asset management fees and other income of the insurance subsidiaries.

Income before income taxes for the insurance segments represents underwriting profit (loss), which is premiums earned minus losses and loss expenses incurred or policyholder benefits and other expenses. Income before income taxes for the investment operations represents net investment income plus realized investment gains and losses, less interest credited to contract holders. The investment operations segment incurred other-than-temporary impairment charges related to investments of $53 million in the first quarter of 2003 and $6 million in the first quarter of 2002. Losses before income taxes in the Other category of $10 million and $6 million recorded in the first quarter of 2003 and 2002, respectively, were primarily due to interest expense from debt of the parent company and operating expenses of the company’s headquarters.

Identifiable assets by segment are those assets used in the respective segment’s operations. Information regarding identifiable assets is not reported separately for two reportable segments – commercial lines and personal lines of property casualty insurance – because these amounts are not used by company management for analysis of those segments. All fixed-maturity and equity security investments, regardless of ownership, are included in the investment operations segment.

Segment information is summarized in the following table.

(In millions)	Three months ended March 31,
	2003	2002

Revenues:

Commercial lines insurance	$450	$398

Personal lines insurance	179	161

Life insurance	21	20

Investment operations	54	101

Other	3	7

Total	$707	$687

Income before income taxes:

Insurance underwriting results:

Commercial lines insurance	$31	$13

Personal lines insurance	(1)	(6)

Life insurance	0	(1)

Investment operations	45	93

Other	(10)	(6)

Total	$65	$93

	March 31,	December 31,
	2003	2002

Identifiable assets:

Property casualty insurance	$1,548	$1,450

Life insurance	612	613

Investment operations	11,216	11,824

Other	177	172

Total	$13,553	$14,059

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion highlights significant factors influencing the consolidated results of operations and financial position of Cincinnati Financial Corporation (CFC). It should be read in conjunction with the consolidated financial statements and related notes included in the company’s Form 10-K for 2002. Dollar amounts are rounded to millions, calculations of percent changes are based on whole dollar amounts.

SAFE HARBOR STATEMENT
The following discussion contains certain forward-looking statements that involve potential risks and uncertainties. The company’s future results could differ materially from those discussed. Factors that could cause or contribute to such differences include, but are not limited to: unusually high levels of catastrophe losses due to changes in weather patterns or other natural or man-made causes; increased frequency and/or severity of claims; environmental events or changes; insurance regulatory actions, legislation or court decisions that increase expenses or place the company at a disadvantage in the marketplace; adverse outcomes from litigation or administrative proceedings; recession or other economic conditions resulting in lower demand for insurance products; sustained decline in overall stock market values negatively affecting the company’s equity portfolio, in particular a sustained decline in market value of Fifth Third shares; political, regulatory, economic, revaluation or interest-rate events that lead to a significant decline in the market value of a particular security or sector and impairment of assets; delays in the development, implementation and benefits of technology enhancements; and decreased ability to generate growth in investment income.

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

Readers are cautioned that the company undertakes no obligation to review or update the forward-looking statements included in this material.

RESULTS OF OPERATIONS
Overview

(Dollars in millions except per share data)	Three months ended March 31,
	2003	2002	Change %

Revenues	$707	$687	3.0

Net income before realized investment gains and losses	$97	$80	20.6

Net realized investment gains and losses	(40)	(5)	(649.3)

Net income	$57	$75	(24.4)

Per share data (diluted):

Net income before realized investment gains and losses	$0.60	$0.49	22.4

Net realized investment gains and losses	(0.25)	(0.03)	(733.3)

Net income	$0.35	$0.46	(23.9)

Book value	$32.10	$39.58	(18.9)

Return on equity	4.2%	4.8%

Return on equity based on comprehensive income	(27.4%)	29.1%

Highlights of the company’s first-quarter performance included:

•	Property casualty earned premium growth of 12.6 percent and pre-tax underwriting profit of $30 million.

•	Investment income growth of 6.3 percent to $116 million. While low prevailing interest rates and weak market conditions have limited investing opportunities, the company’s strong cash flow and emphasis on equity holdings with a steady flow of increasing dividend payments has added stability to investment income.

•	Net income declined 24.4 percent due to net realized investment losses of $40 million compared with losses of $5 million a year ago. To assess the success of pricing, rate and underwriting strategies, and because it is a measure commonly used by investors to value insurance companies, management evaluates the trend in net income before net realized investment gains and losses, which rose 20.6 percent in the first quarter. The difference between net income and net income before net realized investment gains and losses is the inclusion of net realized investment gains and losses, the timing of which the company has some measure of control due to large unrealized gains in the portfolio.

•	Book value was $32.10 at March 31, 2003, compared with $34.65 at year-end 2002 and $39.58 at March 31, 2002, because of lower unrealized gains in the company’s investment portfolio.

PROPERTY CASUALTY INSURANCE OPERATIONS

Overview
Within the property casualty insurance market, the company offers both commercial and personal policies through a network of independent agencies. Highlights of first-quarter property casualty insurance operations include:

•	Earned premium of $631 million compared with $561 million in last year’s first quarter. New business written directly by agents was $68 million compared with $71 million in last year’s first quarter due to continued underwriting and pricing discipline, a conservative approach to the construction insurance marketplace and deliberate decisions to write less workers compensation business, including the non-renewal of several larger workers compensation policies. The company continued to leverage relationships with independent agencies to obtain firmer pricing on new and renewal business.

•	95.1 percent GAAP combined ratio and a pre-tax underwriting gain of $30 million compared with 98.8 percent and a gain of $7 million in last year’s first quarter. The improvement reflects the benefits of firm pricing, rate increases, underwriting actions taken over the past two years, an unusually low level of catastrophe losses and the front-line underwriting and other support received from the company’s independent insurance agents.

Commercial Lines

(Dollars in millions, prior to intercompany eliminations)	Three months ended March 31,
	2003	2002	Change %

Earned premiums	$452	$400	13.1

Losses incurred	238	233	2.4

Loss expenses incurred	53	44	21.5

Underwriting expenses incurred	125	107	16.7

Policyholder dividends incurred	5	3	75.6

Underwriting profit	$31	$13	130.0

Combined ratio:

Loss ratio	51.7%	57.0%

Loss expense ratio	11.8	11.0

Losses and loss expenses ratio excluding catastrophe losses	63.5%	68.0%

Catastrophe losses and loss expenses ratio	1.0	1.2

Losses and loss expenses ratio	64.5%	69.2%

Underwriting expense ratio	27.6	26.7

Policyholder dividend ratio	1.1	0.7

Combined ratio	93.2%	96.6%

Commercial lines earned premiums rose 13.1 percent for the quarter. Net written premiums rose 10.9 percent. The primary source of growth continued to be firmer pricing on new and renewal commercial business, more than offsetting deliberate decisions to not write or renew certain business. Growth also has reflected the focus on improving customer service through the creation of smaller marketing territories, permitting local field marketing representatives to devote more time to each independent agency. During the first quarter, the company split and staffed one additional territory, bringing the total number of property casualty field territories to 84. During 2003, the company is targeting a total of six additional territories for expansion. Beginning in the first quarter 2003, the company has resumed writing three-year policies at its normal pace because of their competitive advantages.

Based on annualized premiums written directly by agencies, first-quarter commercial new business premiums were $53 million compared with $56 million in the first quarter of 2002. The growth of new business continued to be affected by the company’s decision to selectively reduce workers compensation as well as construction-related writings. On the basis of annualized premiums written directly, new workers compensation premiums declined 31.1 percent in the first quarter.

The losses and loss expenses ratio for the first quarter improved by 4.7 percentage points due to programs the company has implemented to increase profitability. The improvement in the commercial lines combined ratio was offset by a 1.3 percentage-point rise in the expense ratios, primarily due to higher commissions paid to agencies, particularly contingent commissions on profitable business. Management continues to expect overall expenses to remain relatively steady although the commission expense ratio is expected to rise as workers compensation, which has a low commission rate, becomes a smaller percentage of total premiums.

LINE OF BUSINESS ANALYSIS

The following discussion details results for the four largest of the company’s commercial property casualty business lines. In total, commercial multi-peril, workers compensation, commercial auto and other liability accounted for more than 90 percent of total commercial lines earned premium in the first quarters of 2003 and 2002.

(Dollars in millions)	Three months ended March 31,
	2003	2002	Change %

Commercial multi-peril:

Earned premium	$160	$143	12.0

Losses and loss expenses incurred	114	91	25.0

Losses and loss expenses ratio	71.1%	63.7%

Losses and loss expenses ratio

excluding catastrophes	69.9	60.4

Workers compensation:

Earned premium	$72	$69	4.9

Losses and loss expenses incurred	58	56	2.8

Losses and loss expenses ratio	80.5%	82.2%

Losses and loss expenses ratio excluding catastrophes	80.5	82.2

Commercial auto:

Earned premium	$100	$88	14.0

Losses and loss expenses incurred	57	55	3.6

Losses and loss expenses ratio	56.8%	62.5%

Losses and loss expenses ratio excluding catastrophes	54.2	62.4

Other liability:

Earned premium	$79	$63	26.1

Losses and loss expenses incurred	42	57	(26.0)

Losses and loss expenses ratio	53.4%	91.0%

Losses and loss expenses ratio excluding catastrophes	53.4	91.0

•	Commercial multi-peril – Earned premiums grew 12.0 percent for the quarter, in line with recent trends, reflecting continued premium increases on renewed policies, continued selective non-renewing of under-performing business and a solid contribution from new business. The first-quarter losses and loss expenses ratio for commercial multi-peril increased by 7.4 percentages points over the year-earlier level due to higher losses associated with business owner package policies. Higher casualty base rates will be effective in most states during the first nine months of 2003. This is expected to contribute to improvement in the losses and loss expenses ratio during the year.

•	Workers compensation – Earned premiums growth slowed to 4.9 percent for the quarter, reflecting the selective reduction the company made in its workers compensation writings beginning in 2002, offsetting higher rates on new and renewed business. The first-quarter losses and loss expenses ratio compared favorably with the year-earlier level, reflecting recent pricing and underwriting actions.

•	Commercial auto – Earned premiums grew 14.0 percent for the quarter primarily due to price increases. The losses and loss expenses ratio for commercial auto reflected a continuation of the positive trends of the past two years, due to pricing changes and underwriting actions. For 2003, auto base-rate changes in the 10 percent to 14 percent range are in the filing stages, which should help the company keep the losses and loss expenses ratio in its current range.

•	Other liability (commercial umbrella, commercial general liability and directors and officers) – Earned premiums grew 26.1 percent for the quarter, in line with growth in 2002, as a higher number of policies are being written in non-discounted programs. The losses and loss expenses ratio declined to 53.4 percent from 91.0 percent a year ago, due in part to pricing increases taken in 2002 as well as unusually good experience in the usually volatile commercial umbrella line. The company monitors commercial umbrella results and anticipates quarter-to-quarter fluctuations.

Management monitors claim activity and appropriately modifies amounts added to losses and loss expense reserves via incurred but not yet reported (IBNR) additions on an ongoing basis. Following two Ohio Supreme Court decisions, in 2000 the company established a $110 million IBNR reserve, net of reinsurance, for past uninsured motorist/under-insured motorist losses (UM/UIM) incurred but not yet reported. The court rulings affected all auto insurers in the state. During the first quarter of 2003, the IBNR reserve was reduced by $4 million for reported claims. Recent decisions on two additional Ohio Supreme Court cases related to the period of time covered by the original decision and the timing of related claim reporting are expected to negatively affect the level of UM/UIM-related claims. During the second quarter, management will re-evaluate the adequacy of the reserve, which stood at $22 million at March 31, 2003. Management also continues to monitor cases pending before the Supreme Court in Ohio that could alter the outlook for future UM/UIM developments either positively or negatively.

COMMERCIAL LINES LOSSES INCURRED ANALYSIS (GAAP)

(Dollars in millions)	Three months ended March 31,
	2003	2002

Losses $1 million or more	$19	$13

Losses $250 thousand to $1 million	23	30

Development and reserve increases of $250 thousand or more	22	32

Other losses	169	153

Total losses incurred excluding catastrophe losses	233	228

Catastrophe losses	5	5

Total losses	$238	$233

As a percent of earned premiums:

Losses $1 million or more	4.1%	3.2%

Losses $250 thousand to $1 million	5.1	7.4

Development and reserve increases of $250 thousand or more	4.8	8.1

Other losses	37.5	38.3

Loss ratio excluding catastrophe losses	51.7%	57.0%

Catastrophe loss ratio	1.0	1.2

Total loss ratio	52.7%	58.2%

The company evaluates the trends in losses and case reserve increases greater than $250,000 to track frequency and severity of larger losses. In the first quarter of 2003, case reserve increases greater than $250,000 declined to 4.8 percent of earned premium from 8.1 percent a year earlier. Management believes this may be a preliminary indication that it is setting initial case reserves on reported claims more in line with higher loss costs.

Personal Lines

(Dollars in millions, prior to intercompany eliminations)	Three months ended March 31,
	2003	2002	Change %

Earned premiums	$179	$161	11.4

Losses incurred	113	110	2.6

Loss expenses incurred	16	12	22.6

Underwriting expenses incurred	51	45	12.4

Underwriting loss	$(1)	$(6)	94.1

Combined ratio:

Loss ratio	64.1%	62.2%

Loss expense ratio	8.7	7.9

Losses and loss expenses ratio excluding catastrophe losses	72.8%	70.1%

Catastrophe losses and loss expenses ratio	(1.3)	6.0

Losses and loss expenses ratio	71.5%	76.1%

Underwriting expense ratio	28.4	28.0

Combined ratio	99.9%	104.1%

Personal lines earned premiums rose 11.4 percent in the first quarter. Statutory net written premiums grew 9.6 percent. The sources of growth in the first quarter were rate increases on new and renewal personal lines business and additional premium derived from insurance-to-value initiatives and specific charges for certain coverage extensions such as water damage. The personal lines combined ratio improved by 4.2 percentage points over the year-earlier period. Catastrophe loss recoveries contributed a positive 1.3 percentage points to this year’s first-quarter combined ratio compared with a negative 6.0 percentage points from catastrophe losses in the first quarter of 2002.

LINE OF BUSINESS ANALYSIS

(Dollars in millions)	Three months ended March 31,
	2003	2002	Change %

Personal auto:

Earned premium	$103	$94	9.2

Losses and loss expenses incurred	74	59	26.3

Losses and loss expenses ratio	72.4%	62.6%

Losses and loss expenses ratio excluding catastrophes	72.3	62.5

Homeowner:

Earned premium	$58	$50	16.0

Losses and loss expenses incurred	36	41	(11.1)

Losses and loss expenses ratio	63.1%	82.4%

Losses and loss expenses ratio excluding catastrophes	67.6	63.9

The personal auto and homeowner business lines together accounted for almost 90 percent of total personal lines earned premiums in the first quarters of 2003 and 2002. The following analyzes growth and profitability for these lines separately:

•	Personal auto – Earned premiums for personal auto grew 9.2 percent in the first quarter. Rate increases, generally in the mid single digits, were approved in 20 states for the second half of 2002 and first half of 2003. These will contribute to earned premium growth in 2003 and beyond. The first-quarter losses and loss expenses ratio was 72.4 percent compared with 62.6 percent in last year’s first quarter, when the company re-allocated reserves, reducing the personal auto losses and loss expenses ratio by 5.5 percentage points. This re-allocation was the result of UM/UIM claims being reported in different business lines than originally reserved. Rate increases should lead to improvement in the losses and loss expenses ratio as the company renews one-year personal auto coverages.

•	Homeowner – Earned premiums for homeowners grew 16.0 percent in the first quarter. The losses and loss expenses ratio for homeowners was 63.1 percent in the first quarter, including a 4.5 percentage point benefit because of lower catastrophe losses, compared with a 82.4 percent ratio in the first quarter of 2002, that included 15.8 percentage points for catastrophe losses and a 2.7 percentage-point benefit from IBNR reserve re-allocation. Excluding catastrophe losses in both periods and reserve re-allocation, the first-quarter ratio rose to 67.6 percent from the unusually strong 63.9 percent in last year’s first quarter. Management is monitoring the trend in homeowner losses between $35,000 and $100,000, which rose above normal levels during the first quarter and contributed to the rise in other losses as seen below. The company anticipates improvement in the losses and loss expenses ratio during 2003 due to rate and policy term and condition changes made over the past 12 to 18 months. Additional rate increases in the range of 10 percent are approved for 14 states, including Illinois, Indiana and Ohio, in the first half of 2003.

PERSONAL LINES LOSSES INCURRED ANALYSIS (GAAP)

(Dollars in millions)	Three months ended March 31,
	2003	2002

Losses $1 million or more	$3	$1

Losses $250 thousand to $1 million	9	11

Development and reserve increases of $250 thousand or more	3	8

Other losses	100	80

Total losses incurred excluding catastrophe losses	115	100

Catastrophe losses	(2)	10

Total losses	$113	$110

As a percent of earned premiums:

Losses $1 million or more	1.5%	0.7%

Losses $250 thousand to $1 million	4.9	6.7

Development and reserve increases of $250 thousand or more	1.6	4.7

Other losses	56.1	50.1

Loss ratio excluding catastrophe losses	64.1%	62.2%

Catastrophe loss ratio	(1.3)	6.0

Total loss ratio	62.8%	68.2%

Personal lines case reserve increases greater than $250,000 also declined in the first quarter to 1.6 percent of earned premium from 4.7 percent a year earlier. Management believes this further indicates that it is setting initial case reserves on reported claims more in line with higher loss costs.

LIFE INSURANCE OPERATIONS

(Dollars in millions)	Three months ended March 31,
	2003	2002	Change %

Earned premiums	$21	$20	7.4

Other income	0	1	(38.7)

Total revenues	$21	$21	6.1

Policyholder benefits	10	11	(4.0)

Expenses	11	11	0.4

Total benefits and expenses	$21	$32	(1.8)

Income before income tax and realized investment losses	$0	$(1)	140.5

Net earned premiums rose 7.4 percent to $21 million, with continued growth of applications for new policies. The company’s life insurance subsidiary reported first-quarter income before income taxes and realized investment losses up 10.8 percent to $12 million compared with $11 million in 2002.

First-quarter life and disability income insurance applications increased by 16.6 percent to 12,263 in 2003 from 10,519 in 2002. Within the next few months, Cincinnati Life will further expand the LifeHorizons portfolio with an enhanced disability income product and a new universal life product with long-term guarantees.

INVESTMENT OPERATIONS

INVESTMENT INCOME
Consolidated pre-tax investment income reached a new record of $116 million in the first quarter of 2003, up 6.3 percent from $109 million in last year’s first quarter. This gain was driven in large part by dividend increases during the year 2002 from 28 of the 46 stocks in the company’s equity portfolio. These increases will add about $12 million to annualized investment income in 2003 and accounted for approximately 43 percent of the increase in first-quarter investment income. In the first three months of 2003, 10 of the 44 common stocks in the portfolio raised their dividend, which should add approximately $1 million to 2003 gross investment earnings on an annualized basis.

REALIZED INVESTMENT GAINS AND LOSSES
First-quarter 2003 realized investment losses, before federal taxes, were $62 million, or less than 0.6 percent of total invested assets at March 31, 2003, compared with last year’s $8 million, or 0.1 percent of total invested assets at March 31, 2002:

(In millions)	Three months ended March 31,
	2003	2002

Other-than-temporary impairments:

Airline	$(10)	$0

Utility/merchant energy/trading	(25)	0

Healthcare	(9)	0

Other	(9)	(6)

Total	(53)	(6)

Realized investment gains (losses)	1	(4)

Valuation of embedded derivatives	(10)	2

Total realized losses	$(62)	$(8)

In the first quarter of 2003, the company recorded $53 million in write-downs of 28 securities that management deemed had experienced other-than-temporary declines in market value versus $6 million in write-downs of three securities in last year’s first quarter. First-quarter 2003 other-than-temporary impairment charges included $9 million for HealthSouth-related bonds and convertible securities. The company wrote down its HealthSouth holdings following recent allegations of fraud, the resignations of senior officers and subsequent downgrading of HealthSouth’s debt by the rating agencies. These securities were not being considered as potentially impaired at year-end 2002.

Of the $53 million in other-than-temporary write-downs in the first quarter of 2003, the majority related to 16 high-yield corporate bonds written down by $21 million and seven convertible securities written down by $23 million.

In the first quarter of 2003, gross realized investment losses included $9 million in losses related to the sale of 11 securities that had previously been written down due to meeting the company’s other-than-temporary impairment valuation criteria and $12 million in losses related to the sale of six distressed securities. In the first quarter of 2002, gross realized investment losses included $5 million in losses related to the sale of two securities that had previously been written down due to meeting the company’s other-than-temporary impairment valuation criteria.

Federal Income Taxes
The effective rate for income taxes declined to 12.5 percent in the first quarter of 2003 from 19.5 percent in the first quarter of 2002 due to the higher level of total realized losses recorded this year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

(In millions)	Three months ended March 31,
	2003	2002

Net cash provided by operating activities	$219	$192

Net cash used in investing activities	(146)	(167)

Net cash used in financing activities	(57)	(37)

Net increase (decrease) in cash	$16	$(12)

Cash at beginning of period	112	93

Cash at end of period	$128	$81

Cash flow from operations increased by $28 million over the year-earlier period due to the strong performance of the company’s property casualty insurance operations and was sufficient to meet operating needs of the company. The strong operating cash flow contributed to $146 million in net new invested assets in the first quarter of 2003, more than 90 percent of which was made in investment-grade corporate bonds, government agencies and municipal bonds focusing on high quality with intermediate maturities. Net cash used in financing activities rose primarily due to the higher level of stock repurchases during the first quarter of 2003.

Assets
The market value of the company’s invested assets was $10.685 billion at March 31, 2003, compared with $11.257 billion at year-end 2002. Invested assets made up 78.8 percent of the company’s $13.553 billion in assets at March 31, 2003, compared with 80.1 percent of the company’s $14.059 billion in assets at year-end 2002. Information regarding the company’s investment strategy and portfolio makeup is available in the 2002 Annual Report on Form 10-K.

Debt
The company has two lines of credit totaling $250 million, with the outstanding balances on the lines totaling $183 million at March 31, 2003, unchanged from year-end 2002.

Dividends
In February 2003, the board of directors authorized a 12.4 percent increase in the regular quarterly cash dividend to an indicated annual payout of $1.00, declaring a quarterly dividend of 25 cents per share, payable April 15, 2003, to shareholders of record on March 26, 2003.

Common Stock Repurchase
The Cincinnati Financial board believes that stock repurchases can help fulfill the company’s commitment to enhancing shareholder value. Consequently, the company’s board has authorized the repurchase of outstanding shares.

At March 31, 2003, 5.8 million shares remained authorized for repurchase at any time in the future. The company repurchased approximately 938,700 shares of common stock during the first quarter of 2003 at a cost of $34 million. Shares repurchased total 15 million, at a total cost to the company of $498 million, since the inception of share repurchases in 1996.

OUTLOOK

Management believes the outlook for the company’s results of operations, liquidity and capital resources is positive in 2003 and beyond for a number of reasons:

•	Property casualty insurance operations – The company believes that its strategies provide it with important competitive advantages within the overall insurance marketplace. In the past, those advantages have led to above-average growth rates and produced profitability well ahead of industry measures, despite the industry-wide challenges of rising losses.

Based on the strong performance of the property casualty insurance operations in the first quarter of 2003, management believes its strategies are proving successful. As a result, management continues to anticipate strong growth for 2003 and has stated that the full-year GAAP combined ratio should be 99.0 percent or below (98.5 percent or below on a statutory basis), recognizing that 2003 quarterly IBNR amounts may exceed 2002 amounts and assuming full-year catastrophe losses of approximately $75 million, in the range of 3 percent of earned premiums. Management will re-evaluate this target as further severe weather occurs or as the need arises to adjust estimates of 2003 catastrophe losses.

The absence of severe storms in the first quarter of 2003 led to $3 million of catastrophe losses, well below the normal level. Second- and third-quarter catastrophe losses are typically higher. At the date of this filing, second-quarter pre-tax catastrophe losses through May 11 are estimated at $48 million, which would add approximately 7.5 percentage points to the quarterly combined ratio and reduce earnings by 19 cents per share. This preliminary estimate includes $13 million from mid-April wind and hailstorms in Ohio and Kentucky and $35 million, net of reinsurance, from tornadoes and hailstorms across 16 states on May 2-11. In the full second quarter of 2002, catastrophe losses were $47 million or 8.1 percentage points on the combined ratio and reduced earnings by 19 cents per share.

•	Investment operations – To address current market conditions, the company is shortening the average maturity of the fixed-income portfolio and emphasizing higher credit quality investments. Management also will continue to emphasize long-term equity investments in companies with increasing sales, earnings and dividends, strong management teams and favorable outlooks. Pending a significant shift in market conditions, however, management anticipates achieving investment income growth in the range of 3.5 percent to 4.5 percent in 2003, ahead of industry averages, although at a lower pace than the company has achieved under more favorable market conditions.

•	Liquidity and capital resources – During the quarters ended March 31, 2003 and 2002, the company had realized investment losses amounting to $85 million and $15 million, offset by realized investment gains of $23 million and $7 million, respectively. At March 31, 2003, there were unrealized investment losses in the investment portfolio amounting to $131 million and unrealized investment gains of $5.062 billion. Given current market conditions, the company could record additional other-than-temporary impairment charges during the remainder of 2003.

OTHER MATTERS

Significant Accounting Policies
The company does not utilize any special purpose financing vehicles or have any undisclosed off-balance sheet arrangements. Similarly, the company holds no fair-value contracts for which a lack of marketplace quotations would necessitate the use of fair-value techniques.

During the three months ended March 31, 2003, the company did not change any significant accounting policies from those utilized in the preparation of the consolidated financial statements as of and for the year ended December 31, 2002, which are discussed in Note 1 to the Consolidated Financial Statements in the company’s 2002 Annual Report on Form 10-K and updated in Note 1 to the Condensed Consolidated Financial Statements beginning on Page 5.

In conjunction with those discussions, in the Management’s Discussion and Analysis contained in the 2002 Annual Report on Form 10-K, management reviews the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discusses the development and selection of those accounting estimates with the audit committee of the board of directors.

New Accounting Standards
See Note 1, beginning on Page 5, for a discussion of new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential for a decrease in value resulting from broad yet uncontrollable forces such as: inflation, economic growth, interest rates, world political conditions or other widespread unpredictable events. It is comprised of many individual risks that, when combined, create a macroeconomic impact. The company’s view of potential risks and its sensitivity to such risks is discussed in the 2002 Annual Report on Form 10-K.

Fixed-Income Securities
The company developed financial planning models during 2002 to further incorporate analytical tools in assessing market risks. Management believes the models will improve the company’s ability to measure the impact on bond values resulting from changes in interest rates. Improving measurement of the impact of interest rate changes should allow for improved matching of the company’s assets and liabilities.

Hypothetically, an increase in interest rates (market yields to maturity) of 100 basis points at March 31, 2003, would decrease the fair value of the fixed-income portfolio by $174 million to $3.281 billion from $3.455 billion. The interest-rate change selected represents management’s views of a shift in rates that is quite possible over a one-year period. The rates selected should not be considered a prediction of future events, as interest rates may be much more volatile in the future. The analysis is not intended to provide a precise forecast of the effect of rate changes on the company’s results or financial condition, nor does it take into account any actions that might be taken to reduce exposure to such risks.

Equity and Convertible Securities
In the first quarter of 2003, the company’s equity portfolio underperformed the Standard & Poor’s 500 Index, a common benchmark of market performance, losing 8.5 percent of its value versus a decline of 3.2 percent for the Index. The primary reason for the equity portfolio decline was the 14.2 percent decline between March 31, 2003, and December 31, 2002, in the market value of Fifth Third Bancorp (Nasdaq:FITB), the company’s largest equity holding. Fifth Third’s value in the first quarter of 2003 was affected by uncertainty surrounding a regulatory review announced in late 2002. Some of the uncertainty was removed when Fifth Third entered into an agreement with the Federal Reserve Bank and the Ohio Department of Commerce in late March 2003. In the agreement, Fifth Third outlined the series of steps it has been taking to strengthen the areas identified. At that time, Fifth Third noted that they are extremely serious about risk management and internal controls, and that they are working hard to take the necessary steps to strengthen procedures to fully cooperate with the regulatory agencies. They said that these efforts, many of which have already begun, will result in Fifth Third emerging from this process as an even stronger company. Cincinnati Financial management believes that Fifth Third continues to meet the company’s investing criteria for increasing sales, earnings and dividends, plus proven management and a favorable outlook.

At March 31, 2003, the company held six individual equity investments that accounted for approximately 88.7 percent of the after-tax net unrealized appreciation of the entire investment portfolio. The company held 72.8 million shares of Fifth Third at a cost of $283 million at March 31, 2003. The market value of that position was $3.656 billion, or 51.0 percent of Cincinnati Financial’s total equity portfolio, with the after-tax unrealized gain represented by the position at $2.186 billion, or 67.9 percent of the company’s total after-tax unrealized gains. The Fifth Third holding represented $13.61 of the company’s total book value of $32.10 per share at March 31, 2003. Every $1.00 change in the market price of Fifth Third’s common stock has approximately a 29-cent impact on Cincinnati Financial’s book value per share. A 20 percent change in the market price of Fifth Third’s common stock, which was $50.23 at March 31, 2003, would result in a $731 million change in assets and a $475 million change in after-tax unrealized gains. This would affect shareholders’ equity by 9.2 percent and book value by $2.96 per share.

Despite the portfolio decline in the first quarter, management believes the company’s investment style – focused on companies that pay and increase dividends to shareholders – offers some protection in down markets. A prolonged downturn in the stocks of financial institutions would make future comparisons with the S&P 500 Index more difficult. While past performance cannot guarantee future returns, in 2002, the company’s equity portfolio lost 7.3 percent versus a decline of 22.1 percent for the Index.

Potential Impairments
Management monitors securities trading below 70 percent of book value for potential other-than-temporary impairment. At March 31, 2003, 35 securities were trading below 70 percent of book value compared with 59 at December 31, 2002, following the write-down of 28 securities as other-than-temporarily impaired during the first quarter of 2003.

The 35 securities trading below 70 percent of book value at March 31, 2003 had a market value of $77 million, or 0.7 percent of total invested assets, and a book value of $133 million. If management had determined that all securities trading below 70 percent of book value at quarter-end had met the criteria for other-than-temporary impairment, the company would have recorded an additional $56 million in realized investment losses, before taxes, at March 31, 2003.

•	Six securities trading below 100 percent of book value for four consecutive quarters represented $14 million of unrealized losses, before taxes, while 29 trading below 100 percent of book value for more than four consecutive quarters represented $42 million of unrealized losses, before taxes.

•	Fourteen securities were below 70 percent of book value for the first time during the first quarter of 2003, having traded at or above 70 percent of book value for the prior three quarters. Ten of those 14 securities were asset collateralized airline-related issues, which management believes have much higher potential values that are not being recognized due to overall market concerns about the airline industry. Two of the securities have been trading below 70 percent of book value for more than four quarters, representing unrealized losses, before taxes, of $3 million. The remaining 19 have been below 70 percent of book value for two to four quarters, representing unrealized losses, before taxes, of $29 million.

In management’s judgment, the 35 securities trading below 70 percent of book value at March 31, 2003, that were not written down do have the potential to recover based on analysis of economic-, industry- or company-specific factors. Based on its continuous monitoring of potential impairments and the possibility that market conditions could continue to be adverse, however, management believes that some or all of the 35 securities being monitored as potentially impaired, or other securities, could meet the criteria for other-than-temporary impairment during the second quarter of 2003. Management believes that the company could record an other-than-temporary impairment charge at June 30, 2003, in the range of $30 million to $55 million, before taxes, representing 0.3 percent to 0.5 percent of invested assets at March 31, 2003.

Management deems the risk related to securities trading between 70 percent and 100 percent of book value to be relatively minor and at least partially offset by the earned income potential of these investments. At March 31, 2003, impairment to market value of all 230 securities trading in this range would have resulted in $76 million in additional realized investment losses, before taxes. At year-end 2002, 214 securities were trading in this range, representing the potential for $81 million in additional realized investment losses, before tax. In the first quarter, securities trading between 70 percent and 100 percent of book value, which represented 7.1 percent of invested assets, generated $15 million, or 13.2 percent, of total earned income.

The following table summarizes the portfolio at March 31, 2003 and December 31, 2002:

(Dollars in millions)				Gross	Gross
	Number of			unrealized	investment
	issues	Book value	Market value	gain/loss	income in/loss

For the quarter ended March 31, 2003:

Trading below 70% of book value	35	$133	$77	$(56)	$2

Trading between 70-100% of book value	230	830	754	(76)	15

Trading above 100% of book value	1,135	4,723	9,786	5,062	96

Securities sold in current quarter					3

Total portfolio	1,400	$5,686	$10,617	$4,930	$116

For the year ended December 31, 2002:

Trading below 70% of book value	59	$231	$139	$(92)	$15

Trading between 70-100% of book value	214	896	815	(81)	63

Trading above 100% of book value	1,087	4,468	10,235	5,767	346

Securities sold in current year					18

Total portfolio	1,360	$5,595	$11,189	$5,594	$442

ITEM 4. CONTROLS AND PROCEDURES

In response to recent legislation and proposed regulations, in 2002 management reviewed its internal control structure and its disclosure controls and procedures. While management believes the established disclosure controls and procedures were adequate to enable the company to comply with its disclosure obligations, management implemented minor changes as a result of such review, primarily to formalize and document procedures already in place. The company also established a disclosure committee that consists of certain members of the company’s senior management.

The company’s disclosure controls and procedures are designed to ensure that it records, processes, summarizes and reports material information relating to the company and its subsidiaries as required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 within the time periods specified in the Security and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Within the 90 days prior to the date of this quarterly report, the company carried out an evaluation, under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the chief executive officer and chief financial officer concluded that Cincinnati Financial Corporation’s disclosure controls and procedures were effective as of the date of such evaluation.

The chief executive officer and chief financial officer also have concluded that there were no significant changes in the company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date that the company completed its evaluation.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Subsequent to the end of the first quarter, the registrant held its Annual Meeting of Shareholders on April 19, 2003, for which the board of directors solicited proxies. All nominees named in the Registrant’s Proxy Statement were elected.

	Shares (in millions)

	For	Withheld

William F. Bahl	128	6

James E. Benoski	127	6

Kenneth C. Lichtendahl	128	6

Gretchen W. Price	131	3

John J. Schiff, Jr.	128	6

E. Anthony Woods	128	6

Shareholders rejected a proposal to require the board to establish a policy of expensing stock options granted in the company’s income statement.

Shares (in millions)

For	Against	Abstain

32	78	4

ITEM 5. OTHER INFORMATION

The company’s chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit 11 — Statement Re-computation of Per Share Earnings.

Exhibit 99.1—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  The company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The company furnished on Form 8-K on April 23, 2003, a news release announcing the first quarter 2003 financial results.

CINCINNATI FINANCIAL CORPORATION

Date: May 14, 2003

/S/ Kenneth W. Stecher Kenneth W. Stecher Chief Financial Officer and Senior Vice President, Secretary, Treasurer (Principal Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, John J. Schiff, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cincinnati Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (Evaluation Date); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/S/ John J. Schiff, Jr. John J. Schiff, Jr. Chairman, President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kenneth W. Stecher, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cincinnati Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (Evaluation Date); and

c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/S/ Kenneth W. Stecher Kenneth W. Stecher Chief Financial Officer and Senior Vice President, Secretary, Treasurer (Principal Accounting Officer)