Form 10-Q
period 2003-06-30
CINCINNATI FINANCIAL CORP
filed 2003-08-14
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one) [x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________to__________.

Commission file number 0-4604

CINCINNATI FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-0746871 (I.R.S. Employer Identification No.)

6200 S. Gilmore Road, Fairfield, Ohio (Address of principal executive offices)	45014-5141 (Zip code)

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

[x] Yes	[ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

[x] Yes	[ ] No

As of July 31, 2003, there were 160,421,516 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

Part I — Financial Information

Item 1. Financial Statements

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in millions except share data)	2003	2002

	(unaudited)
ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2003-$3,447; 2002-$3,220)	$3,734	$3,305
Equity securities, at fair value (cost: 2003—$2,394; 2002—$2,375)	8,088	7,884
Other invested assets	67	68
Cash	103	112
Investment income receivable	100	98
Finance receivable	36	33
Premiums receivable	1,062	956
Reinsurance receivable	640	590
Prepaid reinsurance premiums	25	47
Deferred policy acquisition costs	375	343
Property and equipment, net, for company use (accumulated depreciation:
2003—$166; 2002—$155)	124	128
Other assets	117	131
Separate accounts	459	427

Total assets	$14,930	$14,122

LIABILITIES
Insurance reserves
Losses and loss expense	$3,341	$3,176
Life policy reserves	986	917
Unearned premiums	1,422	1,319
Other liabilities	390	345
Deferred income tax	1,859	1,737
Notes payable	183	183
6.9% senior debenture due 2028	420	420
Separate accounts	459	427

Total liabilities	9,060	8,524

SHAREHOLDERS’ EQUITY
Common stock, par value—$2 per share; authorized 200 million shares; issued: 2003—176 million shares, 2002—176 million shares	352	352
Paid-in capital	303	300
Retained earnings	1,833	1,772
Accumulated other comprehensive income-unrealized gains on investments and derivatives	3,897	3,643
Treasury stock at cost (2003—15 million shares, 2002—14 million shares)	(515)	(469)

Total shareholders’ equity	5,870	5,598

Total liabilities and shareholders’ equity	$14,930	$14,122

Accompanying notes are an integral part of these condensed financial statements.

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2003	1

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

	Six months ended June 30,		Three months ended June 30,

(In millions except per share data)	2003	2002	2003	2002

	(unaudited)		(unaudited)
REVENUES
Earned premiums
Property casualty	$1,285	$1,139	$656	$580
Life	44	42	23	22
Investment income, net of expenses	230	218	114	109
Realized investments gains and losses	(59)	(18)	2	(10)
Other income	5	9	3	2

Total revenues	1,505	1,390	798	703

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	942	912	502	495
Commissions	259	225	128	113
Other operating expenses	110	97	57	47
Taxes, licenses and fees	29	32	12	17
Increase in deferred policy acquisition costs	(31)	(22)	(18)	(10)
Interest expense	17	17	8	9
Other expenses	7	4	2	1

Total benefits and expenses	1,333	1,265	691	672

INCOME BEFORE INCOME TAXES	172	125	107	31

PROVISION (BENEFIT) FOR INCOME TAXES
Current	44	29	27	10
Deferred	(13)	(14)	(4)	(14)

Total provision (benefit) for income taxes	31	15	23	(4)

NET INCOME	$141	$110	$84	$35

PER COMMON SHARE
Net income—basic	$0.88	$.68	$0.53	$.22
Net income—diluted	$0.87	$.67	$0.52	$.21

Accompanying notes are an integral part of these condensed financial statements.

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2003	2

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity

	Six months ended June 30,

(In millions)	2003	2002

	(unaudited)
COMMON STOCK — NUMBER OF SHARES
Beginning of year	162	162
Stock options exercised	0	0
Conversion of debentures	0	0
Purchase of treasury shares	(1)	0

End of period	161	162

COMMON STOCK
Beginning of year	$352	$350
Stock options exercised	0	0
Conversion of debentures	0	1

End of period	$352	$351

TREASURY STOCK
Beginning of year	$(469)	$(427)
Purchase	(46)	(11)

End of period	$(515)	$(438)

PAID-IN CAPITAL
Beginning of year	$300	$284
Stock options exercised	3	5
Conversion of debentures	0	6

End of period	$303	$295

RETAINED EARNINGS
Beginning of year	$1,772	$1,678
Net income	141	110
Dividends declared	(80)	(72)

End of period	$1,833	$1,716

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	$3,643	$4,113
Change in other accumulated comprehensive income, net	254	133
End of period	3,897	4,246

Total shareholders’ equity	$5,870	$6,170

COMPREHENSIVE INCOME
Net income	$141	$110
Change in other accumulated comprehensive income, net	254	133

Total comprehensive income	$395	$243

Accompanying notes are an integral part of these condensed financial statements.

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2003	3

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,

(In millions)	2003	2002

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$141	$110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14	12
Realized losses on investments	59	18
Interest credited to contract holders	12	10
Changes in:
Investment income receivable	(3)	(1)
Premiums and reinsurance receivable	(137)	(127)
Deferred policy acquisition costs	(31)	(23)
Other assets	(5)	(12)
Losses and loss expense reserves	164	153
Life policy reserves	56	44
Unearned premiums	103	125
Other liabilities	32	2
Current income tax	32	8
Deferred income tax	(13)	(14)

Net cash provided by operating activities	424	305

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities investments	87	53
Call or maturity of fixed maturities investments	211	163
Sale of equity securities investments	86	20
Collection of finance receivables	7	7
Purchase of fixed maturities investments	(571)	(297)
Purchase of equity securities investments	(117)	(116)
Investment in property and equipment	(11)	(18)
Investment in finance receivables	(10)	(11)
Investment in other invested assets	3	(2)

Net cash used in investing activities	(315)	(201)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(76)	(70)
Purchase of treasury shares	(46)	(11)
Proceeds from stock options exercised	3	5
Contract holder funds deposited	11	9
Contract holder funds withdrawn	(10)	(9)

Net cash used in financing activities	(118)	(76)

Net increase (decrease) in cash	(9)	28
Cash at beginning of year	112	93

Cash at end of year	$103	$121

Supplemental disclosures of cash flow information:
Interest paid	$17	$17
Income taxes paid	9	22
Conversion of 5.5% senior debentures to common stock	0	6
Conversion of fixed maturity to equity security investments	51	13

Accompanying notes are an integral part of these condensed financial statements.

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2003	4

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

The preceding summary of financial information for Cincinnati Financial Corporation and consolidated subsidiaries is unaudited. The company believes that all adjustments (consisting only of normal recurring accruals) necessary for fair presentation have been made. The results of operations for this interim period are not necessarily an indication of results to be expected for the remainder of the year. The sum of the quarterly reported amounts may not equal year-to-date amounts as each is computed independently.

Investments
Fixed maturities and equity securities have been classified as available for sale and are carried at fair values at June 30, 2003, and December 31, 2002.

Unrealized Gains and Losses
The increases (decreases) in unrealized gains for fixed maturities and equity securities, net of income tax effects, that are included as additions to (deductions from) shareholders’ equity, are as follows:

	Six months ended June 30,		Three months ended June 30,

(In millions)	2003	2002	2003	2002

Fixed maturities	$134	$30	$97	$25
Equity securities	120	103	581	(267)

Total	$254	$133	$678	$(242)

Other-Than-Temporary Impairments
Other-than-temporary declines in the fair value of investments are recognized in net income as realized investment losses at the time when facts and circumstances indicate such write-downs are warranted. In the six-month and three-month periods ended June 30, 2003, the company recorded $69 million and $17 million, respectively, in other-than-temporary impairment charges compared with $29 million and $25 million in the comparable prior-year periods (see Management’s Discussion and Analysis, Page 8, for discussion of the impairment charges).

Reinsurance
In the accompanying statements of income, premiums earned are net of ceded premiums, and insurance losses and policyholder benefits are net of reinsurance recoveries, as follows:

	Six months ended June 30,		Three months ended June 30,

(In millions)	2003	2002	2003	2002

Ceded premiums	$128	$156	$62	$84
Reinsurance recoveries	$93	$49	$73	$33

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

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2003	5

Had compensation cost for the company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation,” the company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		Six months ended June 30,		Three months ended June 30,

(In millions except per share data)		2003	2002	2003	2002

Net income	As reported	$ 141	$ 110	$ 84	$ 35
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		5	5	3	3

	Pro forma	$ 136	$ 105	$ 81	$ 32

Net income per common share—basic	As reported	$0.88	$0.68	$0.53	$0.22
	Pro forma	$0.85	$0.67	$0.51	$0.21
Net income per common share—diluted	As reported	$0.87	$0.65	$0.52	$0.20
	Pro forma	$0.84	$0.64	$0.51	$0.20

In determining the pro forma amounts above, the fair value of each option was estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in the six months ended June 30, 2003 and 2002, respectively: dividend yield of 2.52 percent and 2.20 percent; expected volatility of 25.90 percent and 25.54 percent; risk-free interest rates of 4.26 percent and 5.54 percent; and expected lives of 10 years for all periods. Compensation expense in the pro forma disclosures is not indicative of future amounts as options vest over several years and additional grants generally are made each year. The company has adopted the disclosure provisions of SFAS No. 148 “Accounting for Stock-based Compensation — Transition and Disclosure” (issued in December 2002). The company will adopt a transition method when a consistent fair value recognition and measurement provision is determined by The Public Company Accounting Oversight Board and is required to be adopted.

New Accounting Standards
The Financial Accounting Standards Board (FASB) issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” in April 2003 to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management does not expect this statement to have a significant effect on the company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer of financial instruments classifies and measures in its statement of financial position certain instruments with characteristics of both liabilities and equity. SFAS No. 150 affects an issuer’s accounting for various types of financial instruments that are required to be accounted for as liabilities.

SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. For all financial instruments entered into prior to May 31, 2003, SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003, which for the company begins July 1, 2003. The company does not have any financial instruments outstanding to which the provisions of SFAS No. 150 apply; therefore, the adoption of FASB No. 150 is not expected to have any impact on the company’s consolidated financial statements.

Reclassifications
Certain prior-period amounts have been reclassified to conform with the current-period classifications.

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2003	6

NOTE 2 — SEGMENT INFORMATION
The company is organized and operates primarily in two industries, property casualty insurance and life insurance, and has four reportable segments - commercial lines property casualty insurance, personal lines property casualty insurance, life insurance and investment operations. Company management regularly reviews these four segments to make decisions about allocating resources and to assess their performance. Included in the Other category are the parent company; non-investment operations of CFC Investment Company and CinFin Capital Management Company; and non-premium income of the insurance subsidiaries.

Revenues are primarily from unaffiliated customers. Insurance segments’ revenue is insurance premiums earned; investment operations’ revenue represents net investment income and realized investment gains and losses; and other revenues are primarily finance/lease income, asset management fees and other income of the insurance subsidiaries.

Income before income taxes for the insurance segments represents underwriting profit (loss), which is premiums earned minus loss and loss expenses incurred or policyholder benefits and other expenses. Income before income taxes for the investment operations represents net investment income plus realized investment gains and losses, less interest credited to contract holders. The six- and three-month periods of 2003 and 2002 included other-than-temporary impairment charges (see Management’s Discussion and Analysis, Page 8, for discussion of the charges). Losses before income taxes in the Other category in the six- and three-month periods of 2003 and 2002, respectively, were primarily due to interest expense from debt of the parent company and operating expenses of the company’s headquarters.

Identifiable assets by segment are those assets used in the respective segment’s operations. Information regarding identifiable assets is not reported separately for two reportable segments — commercial lines and personal lines of property casualty insurance — because these amounts are not used by company management for analysis of those segments. All fixed-maturity and equity security investments, regardless of ownership, are included in the investment operations segment.

Segment information is summarized in the following table.

	Six months ended June 30,		Three months ended June 30,

(In millions)	2003	2002	2003	2002

Revenues:
Commercial lines insurance	$922	$813	$470	$415
Personal lines insurance	364	326	184	165
Life insurance	44	42	23	22
Investment operations	170	200	116	99
Other	5	9	3	2

Total	$1,505	$1,390	$798	$703

Income before income taxes:
Insurance underwriting results:
Commercial lines insurance	$71	$1	$40	$(14)
Personal lines insurance	(29)	(43)	(29)	(34)
Life insurance	0	(4)	0	(3)
Investment operations	148	182	104	89
Other	(18)	(11)	(8)	(8)

Total	$172	$125	$107	$31

	June 30,	December 31,
(In millions)	2003	2002

Identifiable assets:
Property casualty insurance	$1,544	$1,450
Life insurance	708	676
Investment operations	12,502	11,824
Other	176	172

Total	$14,930	$14,122

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2003	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion highlights significant factors influencing the consolidated results of operations and financial position of Cincinnati Financial Corporation (CFC). It should be read in conjunction with the consolidated financial statements and related notes included in the company’s 2002 Annual Report on Form 10-K. Dollar amounts are rounded to millions; calculations of percent changes are based on whole dollar amounts.

SAFE HARBOR STATEMENT
The following discussion contains certain forward-looking statements that involve potential risks and uncertainties. The company’s future results could differ materially from those discussed. Factors that could cause or contribute to such differences include, but are not limited to: unusually high levels of catastrophe losses due to changes in weather patterns or other natural or man-made causes; increased frequency and/or severity of claims; environmental events or changes; insurance regulatory actions, legislation or court decisions that increase expenses or place the company at a disadvantage in the marketplace; adverse outcomes from litigation or administrative proceedings; recession or other economic conditions resulting in lower demand for insurance products; sustained decline in overall stock market values negatively affecting the company’s equity portfolio, in particular a sustained decline in market value of Fifth Third Bancorp shares; political, regulatory, economic, re-valuation or interest-rate events that lead to a significant decline in the market value of a particular security or sector and impairment of assets; delays in the development, implementation and benefits of technology enhancements; and decreased ability to generate growth in investment income.

Further, the company’s insurance businesses are subject to the effects of changing social, economic and regulatory environments. Public and regulatory initiatives have included efforts to adversely influence and restrict premium rates, restrict the ability to cancel policies, impose underwriting standards and expand overall regulation. The company also is subject to public and regulatory initiatives that can affect the market value for its common stock, such as recent measures affecting corporate financial reporting and governance. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

Readers are cautioned that the company undertakes no obligation to review or update the forward-looking statements included in this material.

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2003	8

RESULTS OF OPERATIONS

Overview — Financial Highlights

	Six months ended June 30,			Three months ended June 30,
(Dollars in millions except
per share data)	2003	2002	Change %	2003	2002	Change %

Revenue	$1,505	$1,390	8.3	$798	$703	13.5

Net income before realized investment gains and losses	$180	$122	47.5	$83	$41	99.5
Net realized investment gains and losses	(39)	(12)	(231.5)	1	(6)	127.0

Net income	$141	$110	28.1	$84	$35	139.6

Per share data (diluted):
Net income before realized investment gains and losses	$1.11	$0.74	50.0	$0.51	$0.25	104.0
Net realized investment gains and losses	(.24)	(.07)	(242.9)	.01	(.04)	125.0

Net income	$0.87	$0.67	29.9	$0.52	$0.21	147.6

Book value per share	$36.57	$38.03		—	—
Return on equity	4.9%	3.6%		6.1%	2.2%
Return on equity based on comprehensive income	13.7%	8.0%		55.2%	(13.2%)

Management utilizes net income before realized investment gains and losses to evaluate underlying performance for a number of reasons. First, quarterly fluctuations in net realized investment gains and losses are unrelated to trends in the company’s insurance business. Second, among other items, net realized investment gains and losses can include gains related to the sale of investments made at management’s discretion. Third, net income before realized investment gains and losses is a measure commonly used by investors to evaluate insurance companies.

The 8.3 percent growth in revenues for the six months ended June 30, 2003, reflected:

•	12.6 percent increase in earned premiums — Property casualty premiums rose on strong renewal pricing while new business written by agents increased only 1.0 percent to $155 million compared with $153 million in the first six months of 2002. The company continued to take a selective, case-by-case approach to competing for new property casualty business, maintaining an appropriate balance between growth and profitability. Premium growth also has reflected the focus on improving customer service through the creation of smaller marketing territories, permitting local field marketing representatives to devote more time to each independent agency. During the first six months of 2003, the company split and staffed one additional territory, bringing the total number of property casualty field territories to 84. During the remainder of 2003, the company anticipates subdividing four to six additional territories.

•	5.6 percent rise in investment income — The company has achieved stable investment income growth although low prevailing interest rates and weak market conditions have limited investing opportunities. However, strong cash flow and an emphasis on equity holdings with a steady flow of increasing dividend payments have added stability to investment income.

•	$39 million in total net realized investment losses — Offsetting the 2003 rise in earned premiums and investment income was the increase in total realized investment losses due to higher other-than-temporary impairment charges in 2003. Second-quarter other-than-temporary impairments of $17 million were below the level that had earlier been anticipated, due to the recovery in the bond and equity markets in the second quarter of 2003. As a result, the company recorded realized investment gains of $2 million in the second quarter. Net realized investment losses reduced net income by $39 million, or 24 cents per share, in the first six months of 2003 versus $12 million, or 7 cents, in the first six months of 2002.

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2003	9

In addition to the higher revenues, the 28.1 percent increase in net income for the six months ended June 30, 2003, reflected slower growth of benefits and expenses, resulting in improvement in the consolidated property casualty combined ratio. For the period, the ratio was 96.8 percent, including 3.8 percentage points due to catastrophe losses, compared with 103.6 percent, including 5.4 percentage points due to catastrophes, for the comparable prior six-month period. The quarterly combined ratio has remained below 100 percent for four consecutive quarters, reflecting the support and cooperation of agents, firm prices and careful attention to underwriting. As a result of the improvement, the company reported a property casualty underwriting profit of $42 million in the first half of 2003 compared with an underwriting loss of $42 million in the year-earlier period.

Book value improved $1.92, or 5.5 percent, from year-end 2002, although it remained below the year-earlier level. The bond and equity market recovery during the second quarter of 2003 increased the unrealized gains in the company’s investment portfolio.

PROPERTY CASUALTY INSURANCE OPERATIONS

Within the property casualty insurance market, the company offers both commercial and personal policies through a network of independent agencies.

Commercial Lines

	Six months ended June 30,			Three months ended June 30,
(Dollars in millions, prior to
intercompany eliminations)	2003	2002	Change %	2003	2002	Change %

Earned premiums	$922	$813	13.5	$470	$413	13.8
Losses incurred	490	498	(1.3)	253	265	(4.6)
Loss expenses incurred	113	96	17.6	59	52	14.2
Underwriting expenses incurred	241	213	12.9	116	106	9.1
Policyholder dividends incurred	7	5	36.8	2	2	(14.3)

Underwriting profit (loss)	$71	$1	6,844.2	$40	$(14)	424.3

Combined ratio:
Loss ratio	51.3%	57.8%	(11.2)	50.9%	58.3%	(13.1)
Loss expenses ratio	12.2	11.6	4.3	12.6	12.5	3.3

Loss and loss expenses ratio excluding catastrophes	63.5%	69.4%	(8.5)	63.4%	70.8%	(10.5)
Catastrophe loss and loss expenses ratio	2.0	3.4	(41.9)	2.9	5.6	(47.8)

Loss and loss expenses ratio	65.5%	72.8%	(10.0)	66.3%	76.4%	(13.1)
Underwriting expense ratio	26.1	26.0	0.4	24.7	25.9	(4.6)
Policyholder dividend ratio	0.7	0.6	16.7	0.4	0.5	(20.0)

Combined ratio	92.3%	99.4%	(7.1)	91.4%	102.8%	(11.0)

Commercial lines earned premiums rose 13.5 percent for the six months. The primary source of growth continued to be firm pricing on new and renewal commercial business, more than offsetting deliberate decisions not to write or renew certain policies. Beginning in the first quarter of 2003, the company resumed writing three-year package commercial policies at its normal pace because of their competitive advantages.

Based on annualized premiums written directly by agencies, commercial new business premiums for the first six months were $124 million, compared with $121 million in the first six months of 2002, as 9.0 percent growth in new business in the second quarter offset a modest decline in the first quarter.

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2003	10

For the first six months of 2003, the commercial lines combined ratio improved by 7.3 percentage points. The continuing improvement in the combined ratio reflected rate increases as well as longer-term efforts to ensure adequate premium for the company’s exposure to each risk.

Line of Business Analysis
Commercial multi-peril, workers compensation, commercial auto and other liability account for more than 90 percent of total commercial lines earned premium. The following analyzes growth and profitability for these lines separately:

	Six months ended June 30,			Three months ended June 30,

(Dollars in millions)	2003	2002	Change %	2003	2002	Change %

Commercial multi-peril:
Earned premium	$326	$291	11.9	$165	$148	11.8
Loss and loss expenses incurred	222	210	5.7	108	119	(9.2)
Loss and loss expenses ratio	68.1%	72.1%		65.2%	80.2%
Loss and loss expenses ratio excluding catastrophes	63.3	63.3		56.9	66.0
Workers compensation:
Earned premium	$144	$137	5.7	$72	$68	6.4
Loss and loss expenses incurred	114	111	2.7	57	55	2.7
Loss and loss expenses ratio	79.4%	81.7%		78.2%	81.2%
Loss and loss expenses ratio excluding catastrophes	79.4	81.7		78.2	81.2
Commercial auto:
Earned premium	$204	$181	12.8	$104	$93	11.6
Loss and loss expenses incurred	123	122	1.4	66	67	(0.5)
Loss and loss expenses ratio	60.5%	67.3%		64.1%	71.9%
Loss and loss expenses ratio excluding catastrophes	59.2	66.1		64.0	69.5
Other liability:
Earned premium	$162	$128	26.5	$83	$66	26.9
Loss and loss expenses incurred	91	107	(14.4)	49	50	(1.0)
Loss and loss expenses ratio	56.1%	82.9%		58.7%	75.3%
Loss and loss expenses ratio excluding catastrophes	56.1	82.9		58.7	75.3

•	Commercial multi-peril — Earned premiums grew 11.9 percent for the six months, in line with recent trends, reflecting continued premium increases on renewed policies, selective non-renewing of underperforming business and a solid contribution from new business. The improvement in the six-month loss and loss expenses ratio for commercial multi-peril was entirely due to a 4.0 percentage-point decline in the catastrophe loss ratio. Higher casualty premium rates will be effective in most states during the first nine months of 2003. This is expected to contribute to improvement in the loss and loss expenses ratio during the year.

•	Workers compensation — Earned premiums grew 5.7 percent for the six-month period, with an 11.8 percent decline in new business. First-quarter growth was impacted by the company’s decision not to renew some larger workers compensation policies. In the second quarter, workers compensation premiums grew by 6.4 percent, reflecting average policy premium increase in the 12 percent to 15 percent range for new and renewal business and inclusion of workers compensation with commercial packages due to the improving profitability trends. Higher rates on new and renewal business and other underwriting actions contributed to a 2.3 percentage point improvement in the loss and loss expenses ratio for the year-to-date period.

•	Commercial auto — Earned premiums grew 12.8 percent for the six months, primarily due to price increases and inclusion of commercial auto coverages with business packages. The loss and loss expenses ratio for commercial auto

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2003	11

reflected a continuation of the positive trends of the past two years, due to pricing changes and underwriting actions. For 2003, approval for auto premium changes in the 10 percent to 14 percent range have been requested from various state insurance departments, which should help the company keep the loss and loss expenses ratio in its current range.

•	Other liability (commercial umbrella, commercial general liability and directors and officers) — Earned premiums grew 26.5 percent for the six-month period, in line with growth in 2002, as a higher number of policies are being written in non-discounted programs. The six-month loss and loss expenses ratio improved to 56.1 percent from 82.9 percent a year ago, due to pricing increases taken in 2002 as well as unusually good loss experience in the commercial umbrella line. The company monitors commercial umbrella results and anticipates quarter-to-quarter fluctuations due to its high volatility.

Management monitors claim activity and appropriately modifies amounts added to loss and loss expense reserves via incurred but not yet reported (IBNR) additions on an ongoing basis. Following two Ohio Supreme Court decisions, in 2000, the company established a $110 million IBNR reserve, net of reinsurance, for past uninsured motorist/underinsured motorist losses (UM/UIM) incurred but not yet reported. The court rulings affected all auto insurers in the state. During the first six-months of 2003, the IBNR reserve was reduced by $8 million for reported claims, leaving the remaining reserve balance at $18 million. Management reviewed the level of the reserve in light of several recent Ohio Supreme Court cases related to the period of time covered by the original decision and the timing of related claim reporting. Management believes the present reserve is adequate based on that review and the level of claims activity during the first six months of 2003. The company also continues to monitor cases pending before the Supreme Court in Ohio that could alter the outlook for future UM/UIM developments either positively or negatively.

Commercial Lines Losses Incurred Analysis

	Six months ended June 30,		Three months ended June 30,

(Dollars in millions)	2003	2002	2003	2002

Losses $1 million or more	$41	$47	$23	$34
Losses $250 thousand to $1 million	51	56	28	26
Development and reserve increases of $250 thousand or more	53	63	30	31
Other losses	327	304	158	151

Total losses incurred excluding catastrophes	472	470	239	242
Catastrophe losses	18	28	14	23

Total losses	$490	$498	$253	$265

As a percent of earned premiums:
Losses $1 million or more	4.5%	5.8%	4.8%	8.1%
Losses $250 thousand to $1 million	5.5	6.9	5.9	6.3
Development and reserve increases of $250 thousand or more	5.7	7.7	6.5	7.5
Other losses	35.6	37.4	33.7	36.4

Loss ratio excluding catastrophes	51.3%	57.8%	50.9%	58.3%
Catastrophe loss ratio	2.0	3.4	2.9	5.6

Total loss ratio	53.3%	61.2%	53.8%	63.9%

The company evaluates the trends in losses and case reserve increases greater than $250,000 to track frequency and severity of larger losses. In the first six months of 2003, the total ratio of large losses and case reserve increases greater than $250,000 declined to 15.7 percent of earned premium from 20.4 percent a year earlier due to earned premium growth.

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2003	12

Personal Lines

	Six months ended June 30,			Three months ended June 30,

(Dollars in millions)	2003	2002	Change %	2003	2002	Change %

Earned premiums	$364	$326	11.4	$184	$165	11.4
Losses incurred	264	255	3.5	151	145	4.3
Loss expenses incurred	32	25	21.9	16	14	21.2
Underwriting expenses incurred	97	89	9.2	46	40	14.6

Underwriting loss	$(29)	$(43)	32.7	$(29)	$(34)	11.5

Combined ratio:
Loss ratio	64.1%	67.7%	(5.3)	64.2%	73.0%	(12.1)
Loss expenses ratio	8.8	8.0	10.0	8.9	8.2	8.5

Loss and loss expenses ratio excluding catastrophes	72.9%	75.7%	(3.7)	73.1%	81.2%	(10.1)
Catastrophe loss and loss expenses ratio	8.4	10.3	(18.7)	17.8	14.5	22.4

Loss and loss expenses ratio	81.3%	86.0%	(5.5)	90.9%	95.7%	(5.1)
Underwriting expense ratio	26.8	27.3	(1.8)	25.2	24.5	3.3

Combined ratio	108.1%	113.3%	(4.7)	116.1%	120.2%	(3.5)

Personal lines earned premiums rose 11.4 percent in the first six-months of 2003. The sources of growth in the first six months of 2003 were rate increases on renewal personal lines business and additional premium derived from insurance-to-value initiatives and specific charges for certain coverage extensions such as water damage. New business written directly by agents declined by 5.1 percent for the period. The personal lines combined ratio improved by 5.2 percentage points over the year-earlier period. Catastrophe losses contributed 8.4 percentage points to the combined ratio compared with 10.3 percentage points in the first six months of 2003. The combined ratio for the second quarters of 2003 and 2002 reflected the seasonal variation in the loss ratio due to weather-related losses.

Line of Business analysis
The personal auto and homeowner business lines together accounted for approximately 90 percent of total personal lines earned premiums. The following analyzes growth and profitability for these lines separately:

	Six months ended June 30,			Three months ended June 30,

(Dollars in millions)	2003	2002	Change %	2003	2002	Change %

Personal auto:
Earned premium	$208	$190	9.8	$106	$96	10.3
Loss and loss expenses incurred	151	139	8.3	77	81	(4.8)
Loss and loss expenses ratio	72.4%	73.5%		72.7%	84.1%
Loss and loss expenses ratio excluding catastrophes	70.9	72.5		69.8	82.3
Homeowner:
Earned premium	$117	$102	15.1	$59	$52	14.3
Loss and loss expenses incurred	116	112	2.9	79	71	11.0
Loss and loss expenses ratio	99.0%	110.7%		133.9%	137.8%
Loss and loss expenses ratio excluding catastrophes	76.5	80.3		85.1	96.0

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2003	13

•	Personal auto — Earned premiums for personal auto grew 9.8 percent for the first six-months of 2003. Personal auto new business premiums declined 5.8 percent. The earned premiums growth in 2003 reflects rate increases, generally in the mid single digits, that have taken effect in the past 12 months in 19 of the states in which the company writes personal auto coverage. Additional rate increases are scheduled for 11 states in the second half of 2003 and early 2004. The loss and loss expenses ratio improved by 1.1 percentage points in the first half of 2003 with the impact of catastrophe losses rising by five-tenths of a percentage point. Rate increases should lead to further improvement in the loss and loss expenses ratio as the company renews one-year personal auto coverages.

•	Homeowner — Earned premiums for homeowner grew 15.1 percent in the first half due to rate increases. New business premiums declined by 4.1 percent. The 11.7 percentage-point decrease in the loss and loss expenses ratio for homeowner largely was due to the earned premium growth. In 2003, the seasonal deterioration in the ratio between the first and second quarters was unusually high at 17.5 percentage points excluding the impact of catastrophe losses. Preliminary analysis indicated the rise was due to higher severity and management is assessing the trends to determine if additional steps need to be taken to restore profitability in this line to an acceptable level.

The company anticipates improvement in the loss and loss expenses ratio during the second half of 2003 and further improvement in 2004 as rate and policy term and coverage changes made over the past 12 to 18 months are reflected in a higher percentage of the company’s homeowner book. The company’s current homeowner book primarily is made up of three-year policies and new rates and policy terms and coverages take effect as policies renew or new business is written. Rate increases have taken effect in the past 12 months in 21 of the states in which the company writes homeowner coverage. Those states represent more than ninety percent of the company’s homeowner premiums. Additional rate increases in excess of 10 percent have been approved in 10 states, including Ohio and Illinois, for the second half of 2003 or early 2004.

Personal Lines Losses Incurred Analysis

	Six months ended June 30,		Three months ended June 30,

(Dollars in millions)	2003	2002	2003	2002

Losses $1 million or more	$6	$4	$4	$3
Losses $250 thousand to $1 million	18	16	9	6
Development and reserve increases of $250 thousand or more	5	12	2	4
Other losses	204	189	103	108

Total losses incurred excluding catastrophes	233	221	118	121
Catastrophe losses	31	34	33	24

Total losses	$264	$255	$151	$145

As a percent of earned premiums:
Losses $1 million or more	1.7%	1.3%	2.0%	2.1%
Losses $250 thousand to $1 million	5.0	5.0	5.0	3.3
Development and reserve increases of $250 thousand or more	1.4	3.6	1.2	2.5
Other losses	56.0	57.8	55.8	65.1

Loss ratio excluding catastrophes	64.1%	67.7%	64.2%	73.0%
Catastrophe loss ratio	8.4	10.3	17.8	14.5

Total loss ratio	72.5%	78.0%	82.0%	87.5%

Personal lines losses and case reserve increases greater than $250,000 were 8.1 percent of earned premium compared with 9.9 percent a year earlier due to earned premium growth.

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2003	14

LIFE INSURANCE OPERATIONS

	Six months ended June 30,			Three months ended June 30,

(Dollars in millions)	2003	2002	Change %	2003	2002	Change %

Earned premiums	$44	$42	6.4	$23	$22	5.4
Other income	1	0	77.1	1	0	1,743.2

Total revenues	$45	$42	7.3	$24	$22	8.4
Policyholder benefits	23	21	8.5	13	11	20.7
Expenses	22	25	(8.2)	11	14	(15.0)

Total benefits and expenses	$45	$46	(0.4)	$24	$25	0.9
Income before income tax and realized investment losses	$0	$(4)	79.3	$0	$(3)	55.2

Results for the life insurance segment exclude the impact of investment income on assets under the management of the life insurance company reported in the investment operations segment. Income before income taxes and realized investment losses rose to breakeven for the six-month period ended June 30, 2003, compared with a loss in the comparable prior period. At June 30, 2003, invested assets under management of the life insurance company were 17.8 percent above the year earlier level.

For the six months, net earned premiums grew 6.4 percent, and new submitted applications rose 10 percent. Strong term life insurance sales led the premium growth. The introduction of the company’s new individual disability income rider and anticipated enhancements to its term and universal life products in the third and fourth quarters of 2003 will further strengthen the portfolio of products.

INVESTMENT OPERATIONS

Investment Income
Consolidated pre-tax investment income reached a new record of $230 million in the first six-months of 2003, up 5.6 percent. This gain was driven in large part by dividend increases during the year 2002 from 28 of the stocks in the company’s equity portfolio. These increases are adding approximately $12 million to investment income in 2003. In the first six months of 2003, 14 of the 47 common stocks in the portfolio raised their dividend, which should add approximately $11 million to investment income on an annualized basis.

Realized Investment Gains and Losses
Realized investment losses, before federal taxes, for the first six months of 2003 were $59 million, or less than 0.5 percent of total invested assets at June 30, 2003, compared with last year’s $18 million, or 0.2 percent of total invested assets at June 30, 2002. In the second quarter, the company recorded realized investment gains of $2 million compared with realized investment losses of $10 million in last year’s second quarter.

	Six months ended June 30,		Three months ended June 30,

(In millions)	2003	2002	2003	2002

Other-than-temporary impairments:
Utility/merchant energy/trading	$(30)	$(1)	$(5)	$(1)
Airline	(14)	0	(4)	0
Healthcare	(10)	0	(2)	0
Automotive	(1)	(9)	(1)	(7)
Telecommunication	0	(10)	0	(9)
Other	(14)	(9)	(5)	(8)

Total	(69)	(29)	(17)	(25)
Realized investment gains and losses	9	9	8	15
Valuation of embedded derivatives	1	2	11	0

Total realized losses	$(59)	$(18)	$2	$(10)

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2003	15

The higher level of realized investment losses in 2003 was due to the increase in write-downs of securities that management deemed had experienced other-than-temporary declines in market value. Of the $69 million in other-than-temporary write-downs in the first half of 2003 ($52 million in the first quarter and $17 million in the second quarter), the majority related to 24 high-yield corporate bonds written down $33 million and 10 convertible securities written down $26 million.

Federal Income Taxes
The effective rate for income taxes increased to 18.1 percent in the first six months of 2003 from 11.6 percent in the comparable prior period primarily due to the $42 million property casualty underwriting profit in 2003 that compares with a $42 million underwriting loss in 2002.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Six months ended June 30,

(In millions)	2003	2002

Net cash provided by operating activities	$424	$305
Net cash used in investing activities	(315)	(201)
Net cash used in financing activities	(118)	(76)

Net increase (decrease) in cash	$(9)	$28
Cash at beginning of period	112	93

Cash at end of period	$103	$121

Cash flow from operations for the first six months of 2003 increased by $119 million over the year-earlier period due to the strong performance of the company’s property casualty insurance operations and was sufficient to meet operating needs of the company. The strong operating cash flow contributed $315 million in net new invested assets in the first six months of 2003, more than 87 percent of which was made in fixed-income investments, focusing on high quality with intermediate maturities. Net cash used in financing activities rose primarily due to $46 million in stock repurchases during the first half of 2003 compared with $11 million last year.

Assets
The market value of the company’s invested assets was $11.889 billion at June 30, 2003, compared with $11.257 billion at year-end 2002. Invested assets made up 79.6 percent of the company’s $14.930 billion in assets at June 30, 2003, compared with 79.7 percent of the company’s $14.122 billion in assets at year-end 2002. Information regarding the company’s investment strategy and portfolio composition is available in the 2002 Annual Report on Form 10-K.

Debt
The company has two lines of credit totaling $250 million, with the outstanding balances on the lines totaling $183 million at June 30, 2003, unchanged from year-end 2002.

Dividends
In February 2003, the board of directors authorized a 12.4 percent increase in the regular quarterly cash dividend to an indicated annual payout of $1.00. On May 23, the board of directors declared a 25-cent per share regular quarterly dividend payable July 15, 2003, to shareholders of record on June 25, 2003.

Common Stock Repurchase
The Cincinnati Financial board believes that stock repurchases can help fulfill the company’s commitment to enhancing shareholder value. Consequently, the company’s board has authorized the repurchase of outstanding shares.

At June 30, 2003, 5.5 million shares remained authorized for repurchase at any time in the future. The company repurchased approximately 1.3 million shares of common stock during the first six months of 2003 at a cost of $46 million. Shares repurchases totaled approximately 15.6 million, at a total cost to the company of $515 million since the inception of share repurchases in 1996.

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2003	16

OUTLOOK
Management believes the outlook for the company’s results of operations, liquidity and capital resources is positive in 2003 and beyond for a number of reasons:

•	Property casualty insurance operations — The company believes that its strategies provide important competitive advantages within the overall insurance marketplace. In the past, those advantages have led to above-average growth rates and produced profitability well ahead of industry measures, despite the industry-wide challenges of rising losses. Based on the strong overall performance of the property casualty insurance operations in the first half of 2003, management believes its strategies are proving successful. As a result, management continues to anticipate steady growth overall for 2003 with commercial lines premium growth in the 10 percent to 15 percent range. This would reflect renewal price increases for good- to high-quality accounts in the high single digits and the contribution of new business.

Management is maintaining reasonable growth projections for the personal lines area as the company prepares for the rollout of its new personal lines processing system in the key states of Michigan, Indiana and Ohio in the first half of 2004. The new system will make it easier for agents to place business with the company while increasing policy issuance efficiency. It currently is in use in the company’s Kansas agencies and is undergoing a series of upgrades and modifications for other states.

Based on the trends of the past four quarters, management now believes that the company can achieve a full-year 2003 GAAP combined ratio near the 96.8 percent reported for the first six months of 2003, even if catastrophe losses for the year slightly exceed the 3 percentage-point range the company normally estimates for planning purposes. Previously, management targeted a full-year GAAP combined ratio of 99.0 percent or below including 3 percentage points due to catastrophe losses. Through the first six months of 2003, catastrophe losses were $49 million, or 3.8 percentage points on the combined ratio. The company has indicated that third-quarter catastrophe losses will include approximately $21 million from two storms between July 1 and July 22.

As a result of a settlement negotiated with a vendor, the company will recover $22.7 million of the $39.1 million one-time, pre-tax charge incurred in the third quarter of 2000. The company will recognize the one-time benefit in the third quarter of 2003 and, under the terms of the agreement, will receive the $22.7 million in payments over the next 12 months.

•	Investment operations — To address current market conditions, the company is shortening the average maturity of the fixed-income portfolio and emphasizing higher credit quality investments. Management also will continue to emphasize long-term equity investments in companies with increasing sales, earnings and dividends, strong management teams and favorable outlooks. Pending a significant shift in market conditions, management now anticipates achieving investment income growth at the high end of its 3.5 percent to 4.5 percent target range for 2003.

•	Liquidity and capital resources — During the six-months ended June 30, 2003 and 2002, the company realized investment losses amounting to $96 million and $41 million, offset by realized investment gains of $37 million and $23 million, respectively. At June 30, 2003, unrealized investment losses in the investment portfolio were $52 million, and unrealized investment gains were $6.034 billion. Under the company’s asset impairment policy, the company estimates that it could record an other-than-temporary impairment charge in the third quarter of 2003 in the range of $5 million to $15 million, before taxes, representing less than 0.1 percent of invested assets at June 30, 2003.

OTHER MATTERS

Significant Accounting Policies
The company does not utilize any special-purpose financing vehicles or have any undisclosed off-balance sheet arrangements. Similarly, the company holds no fair-value contracts for which a lack of marketplace quotations would necessitate the use of fair-value techniques.

During the six months ended June 30, 2003, the company did not change any significant accounting policies from those utilized in the preparation of the consolidated financial statements as of and for the year ended December 31, 2002, which are

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2003	17

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential for a decrease in value resulting from broad yet uncontrollable forces such as inflation, economic growth, interest rates, world political conditions or other widespread unpredictable events. It is comprised of many individual risks that, when combined, create a macroeconomic impact. The company’s view of potential risks and its sensitivity to such risks is discussed in the 2002 Annual Report on Form 10-K.

Fixed-Income Securities
The company is using financial planning models developed during 2002 to further incorporate analytical tools in assessing market risks. Management believes the models are improving the company’s ability to measure the impact on bond values resulting from changes in interest rates. Improved measurement of the impact of interest-rate changes should allow for improved matching of the company’s assets and liabilities.

Hypothetically, an increase in interest rates (market yields to maturity) of 100 basis points at June 30, 2003, would decrease the fair value of the fixed-income portfolio by $179 million to $3.555 billion from $3.734 billion. The interest-rate change selected represents management’s views of a shift in rates that is quite possible over a one-year period. The rates selected should not be considered a prediction of future events, as interest rates may be much more volatile in the future. The analysis is not intended to provide a precise forecast of the effect of rate changes on the company’s results or financial condition, nor does it take into account any actions that might be taken to reduce exposure to such risks.

Equity and Convertible Securities
In the first half of 2003, the company’s equity portfolio underperformed the Standard & Poor’s 500 Index, a common benchmark of market performance, gaining 3.4 percent versus a gain of 10.8 percent for the Index. The primary reason for difference was the 14.2 percent decline between December 31, 2002, and March 31, 2003, in the market value of Fifth Third Bancorp (Nasdaq: FITB), the company’s largest equity holding. During the three months ended June 30, 2003, however, the equity portfolio rose 13.7 percent versus 14.9 percent growth for the Index. Between March 31, 2003, and June 30, 2003, Fifth Third’s value increased 14.3 percent.

Fifth Third’s value in the first quarter of 2003 was affected by uncertainty surrounding a regulatory review announced in late 2002. Some of the uncertainty was removed when Fifth Third entered into an agreement with the Federal Reserve Bank and the Ohio Department of Commerce in late March 2003. In the agreement, Fifth Third outlined the series of steps its management has been taking to strengthen identified areas. At that time, Fifth Third noted that management is extremely serious about risk management and internal controls and that the company is taking the necessary steps to strengthen procedures to fully cooperate with the regulatory agencies. Fifth Third said that these efforts, many of which have already begun, will result in Fifth Third emerging from this process as an even stronger company. Cincinnati Financial management believes that Fifth Third continues to meet the company’s investing criteria of increasing sales, earnings and dividends, plus proven management and a favorable outlook.

At June 30, 2003, the company held six individual equity investments that accounted for 84.8 percent of the after-tax net unrealized appreciation of the entire investment portfolio. The company held 72.8 million shares of Fifth Third at a cost of $283 million at June 30, 2003. The market value of that position was $4.179 billion, or 54.4 percent of Cincinnati Financial’s total equity portfolio, with the after-tax unrealized gain represented by the position at $2.532 billion, or 65.0 percent of the company’s total after-tax unrealized gains. The Fifth Third holding represented $15.78 of the company’s total book value of

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2003	18

$36.57 per share at June 30, 2003. Every $1.00 change in the market price of Fifth Third’s common stock has approximately a 29-cent impact on Cincinnati Financial’s book value per share. A 20 percent change in the market price of Fifth Third’s common stock, which was $57.42 at June 30, 2003, would result in a $836 million change in assets and a $543 million change in after-tax unrealized gains. This would affect shareholders’ equity by 9.3 percent and book value by $3.38 per share.

Management believes the company’s investment style — focused on companies that pay and increase dividends to shareholders — offers some protection in down markets. While past performance cannot guarantee future returns, in 2002, the company’s equity portfolio lost 7.3 percent versus a decline of 22.1 percent for the Index.

Potential Impairments
Management monitors securities trading below 70 percent of book value for potential other-than-temporary impairment. At June 30, 2003, seven securities were trading below 70 percent of book value compared with 35 at March 31, 2003, and 59 at December 31, 2002, following the write-down of 40 securities as other-than-temporarily impaired during the first six months of 2003.

At June 30, 2003, securities trading below 70 percent of book value had a market value of $12 million, or 0.1 percent of total invested assets, and a book value of $20 million. If management had determined that all securities trading below 70 percent of book value at quarter-end had met the company’s criteria for other-than-temporary impairment, the company would have recorded an additional $8 million in realized investment losses, before taxes, at June 30, 2003. Six of the seven securities have traded below 70 percent of book value for less than 12 months.

In management’s judgment, the seven securities trading below 70 percent of book value at June 30, 2003, that were not written down do have the potential to recover based on analysis of economic-, industry- or company-specific factors. Based on its continuous monitoring of potential impairments and the possibility that market conditions could continue to be adverse, however, management believes that some or all of the securities being monitored as potentially impaired, or other securities, could meet the criteria for other-than-temporary impairment during the second half of 2003. As a result, management believes it is possible the company could record an other-than-temporary impairment charge at September 30, 2003, in the range of $5 million to $15 million, before taxes, representing less than 0.1 percent of invested assets at June 30, 2003.

Management deems the risk related to securities trading between 70 percent and 100 percent of book value to be relatively minor and at least partially offset by the earned income potential of these investments. Reflecting the recent emphasis on increasing the credit quality of the bond portfolio, as rated by Standard & Poor’s and Moody’s, as well as impairment charges made over the past 12 months, at June 30, 2003, the number of securities trading between 70 percent and 100 percent of book value had declined to 157 from 214 at year-end 2002. Impairment to market value of all securities trading in this range would have resulted in $43 million in additional realized investment losses, before taxes, at June 30, 2003. At year-end 2002, the securities trading in this range represented the potential for $81 million in additional realized investment losses, before tax. In the first half of 2003, securities trading between 70 percent and 100 percent of book value, which represented 5.0 percent of invested assets, generated $17 million, or 7.6 percent, of total earned income.

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2003	19

The following table summarizes the portfolio at June 30, 2003, and December 31, 2002:

				Gross	Gross
	Number of			unrealized	investment
(Dollars in millions)	issues	Book value	Market value	gain/loss	income

June 30, 2003
Portfolio summary:
Trading below 70% of book value	7	$20	$12	$(8)	$0
Trading between 70-100% of book value	157	633	590	(43)	17
Trading above 100% of book value	1,252	5,187	11,220	6,033	204
Securities sold in current year	—	—	—	—	9

Total	1,416	$5,840	$11,822	$5,982	$230

December 31, 2002
Portfolio summary:
Trading below 70% of book value	59	$231	$139	$(92)	$15
Trading between 70-100% of book value	214	896	815	(81)	63
Trading above 100% of book value	1,087	4,468	10,235	5,767	346
Securities sold in current year	—	—	—	—	18

Total	1,360	$5,595	$11,189	$5,594	$442

Item 4. Controls and Procedures

The company carried out an evaluation, under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the chief executive officer and chief financial officer concluded that Cincinnati Financial Corporation’s disclosure controls and procedures were effective as of the end of the second quarter.

The chief executive officer and chief financial officer also have concluded that there were no significant changes in the second quarter of 2003 to the company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2003	20

Part II — Other Information

Item 1. Legal Proceedings

The Cincinnati Insurance Company is a defendant in Rochlin et al v. The Cincinnati Insurance Company, a purported class action lawsuit filed in December 2000 in the U.S. District Court for Southern Indiana on behalf of certain female employees in three departments of the company alleging employment-related gender discrimination in promotions and pay. The complaint seeks unspecified monetary damages and injunctive relief. In July 2003 the court decertified the Title VII class, but left in place conditional certification of the collective action filed under the Equal Pay Act. The company denies the allegations of the suit and is vigorously defending this action.

The company is involved in no other material litigation other than routine litigation incident to the nature of its insurance business.

Item 2. Changes in Securities

There have been no material changes in securities during the second quarter.

Item 3. Defaults upon Senior Securities

The company has not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.

Item 4. Submission of Matters to a Vote of Security Holders

As reported in the Report of Form 10-Q for the period ended March 31, 2003, on April 19, 2003, the registrant held its Annual Meeting of Shareholders, for which the board of directors solicited proxies. All nominees named in the Registrant’s Proxy Statement were elected.

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

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2003	21

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 11-Statement Re-Computation of Per Share Earnings.

                    Item 31-302 Certifications

                    Item 32-906 Certification

(b)	The company filed the following Reports on Form 8-K during the quarter ended June 30, 2003:
April 23, 2003-Item 9. Information Furnished Pursuant to Item 12 of Form 8-K — Results of Operations and Financial Condition. On April 23, 2003, Cincinnati Financial Corporation announced its financial results for its first quarter ended March 31, 2003. The news release was furnished as an exhibit.

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2003	22

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The company furnished a news release announcing the second-quarter 2003 financial results on Form 8-K on July 29, 2003.

CINCINNATI FINANCIAL CORPORATION

Date: August 14, 2003

/S/ Kenneth W. Stecher

Kenneth W. Stecher
Chief Financial Officer and Senior Vice President, Secretary, Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2003	23