Form 10-Q
period 2003-09-30
CINCINNATI FINANCIAL CORP
filed 2003-11-13
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____________to ____________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☑ Yes  ☐ No

As of October 31, 2003, there were 160,427,727 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003

Cincinnati Financial Corporation	2
Form 10-Q for the Quarter Ended September 30, 2003

Part I – Financial Information

Item 1. Financial Statements

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions except share data)	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2003—$3,521; 2002—$3,220)	$3,762	$3,305
Equity securities, at fair value (cost: 2003—$2,445; 2002—$2,375)	7,941	7,884
Other invested assets	71	68
Cash	220	112
Investment income receivable	92	98
Finance receivable	37	33
Premiums receivable	1,081	956
Reinsurance receivable	612	590
Prepaid reinsurance premiums	16	47
Deferred policy acquisition costs	386	343
Property and equipment, net, for company use (accumulated depreciation:
2003—$172; 2002—$155)	121	128
Other assets	153	131
Separate accounts	466	427

Total assets	$14,958	$14,122

LIABILITIES
Insurance reserves
Losses and loss expense	$3,416	$3,176
Life policy reserves	1,005	917
Unearned premiums	1,459	1,319
Other liabilities	470	345
Deferred income tax	1,773	1,737
Notes payable	183	183
6.9% senior debenture due 2028	420	420
Separate accounts	466	427

Total liabilities	9,192	8,524

SHAREHOLDERS’ EQUITY
Common stock, par value—$2 per share; authorized 200 million shares; issued: 2003—176 million shares, 2002—176 million shares	352	352
Paid-in capital	304	300
Retained earnings	1,897	1,772
Accumulated other comprehensive income—unrealized gains on investments and derivatives	3,731	3,643
Treasury stock at cost (2003—15 million shares, 2002—14 million shares)	(518)	(469)

Total shareholders’ equity	5,766	5,598

Total liabilities and shareholders’ equity	$14,958	$14,122

Accompanying notes are an integral part of these condensed financial statements.

Cincinnati Financial Corporation	3
Form 10-Q for the Quarter Ended September 30, 2003

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(In millions except per share data)	Nine months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002

	(unaudited)		(unaudited)
REVENUES
Earned premiums
Property casualty	$1,963	$1,749	$678	$610
Life	68	63	23	22
Investment income, net of expenses	347	331	117	113
Realized investments gains and losses	(44)	(34)	15	(16)
Other income	8	12	3	2

Total revenues	2,342	2,121	836	731

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	1,447	1,360	505	448
Commissions	402	345	143	120
Other operating expenses	142	150	32	53
Taxes, licenses and fees	48	51	19	19
Increase in deferred policy acquisition costs	(42)	(32)	(11)	(9)
Interest expense	25	26	8	9
Other expenses	10	6	3	1

Total benefits and expenses	2,032	1,906	699	641

INCOME BEFORE INCOME TAXES	310	215	137	90

PROVISION (BENEFIT) FOR INCOME TAXES
Current	75	44	30	15
Deferred	(10)	(11)	3	3

Total provision (benefit) for income taxes	65	33	33	18

NET INCOME	$245	$182	$104	$72

PER COMMON SHARE Net income—basic	$1.52	$1.12	$0.65	$0.44
Net income—diluted	$1.51	$1.11	$0.64	$0.44

Accompanying notes are an integral part of these condensed financial statements.

Cincinnati Financial Corporation	4
Form 10-Q for the Quarter Ended September 30, 2003

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity

(In millions)	Nine months ended September 30,
	2003	2002

	(unaudited)
COMMON STOCK – NUMBER OF SHARES
Beginning of year	162	162
Stock options exercised	0	0
Conversion of debentures	0	0
Purchase of treasury shares	(1)	0

End of period	161	162

COMMON STOCK
Beginning of year	$352	$350
Stock options exercised	0	1
Conversion of debentures	0	1

End of period	$352	$352

TREASURY STOCK
Beginning of year	$(469)	$(427)
Purchases	(49)	(36)

End of period	$(518)	$(463)

PAID-IN CAPITAL
Beginning of year	$300	$284
Stock options exercised	4	6
Conversion of debentures	0	6

End of period	$304	$296

RETAINED EARNINGS
Beginning of year	$1,772	$1,678
Net income	245	182
Dividends declared	(120)	(109)

End of period	$1,897	$1,751

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	$3,643	$4,113
Change in other accumulated comprehensive income, net	88	(532)

End of period	3,731	3,581

Total shareholders’ equity	$5,766	$5,517

COMPREHENSIVE INCOME
Net income	$245	$182
Change in other accumulated comprehensive income, net	88	(532)

Total comprehensive income	$333	$(350)

Accompanying notes are an integral part of these condensed financial statements.

Cincinnati Financial Corporation	5
Form 10-Q for the Quarter Ended September 30, 2003

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(In millions)	Nine months ended September 30,
	2003	2002

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$245	$182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20	14
Realized losses on investments	44	34
Interest credited to contract holders	18	15
Deferred income tax	(10)	(12)
Changes in:
Investment income receivable	6	1
Premiums and reinsurance receivable	(116)	(96)
Deferred policy acquisition costs	(43)	(32)
Other assets	(45)	(15)
Losses and loss expense reserves	240	136
Life policy reserves	54	35
Unearned premiums	140	168
Other liabilities	95	63
Current income tax	48	(3)

Net cash provided by operating activities	696	490

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities investments	121	64
Call or maturity of fixed maturities investments	364	222
Sale of equity securities investments	132	29
Collection of finance receivables	11	11
Purchase of fixed maturities investments	(836)	(429)
Purchase of equity securities investments	(205)	(204)
Investment in property and equipment	(14)	(20)
Investment in finance receivables	(15)	(17)
Investment in other invested assets	(1)	(4)

Net cash used in investing activities	(443)	(348)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(116)	(107)
Purchase of treasury shares	(49)	(36)
Proceeds from stock options exercised	4	7
Contract holder funds deposited	31	86
Contract holder funds withdrawn	(15)	(14)

Net cash used in financing activities	(145)	(64)

Net increase in cash	108	78
Cash at beginning of year	112	93

Cash at end of period	$220	$171

Supplemental disclosures of cash flow information:
Interest paid	$18	$18
Income taxes paid	14	47
Conversion of 5.5% senior debentures to common stock	0	6
Conversion of fixed maturity to equity security investments	30	38

Accompanying notes are an integral part of these condensed financial statements.

Cincinnati Financial Corporation	6
Form 10-Q for the Quarter Ended September 30, 2003

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

The condensed consolidated financial statements of Cincinnati Financial Corporation and its consolidated subsidiaries are unaudited. The company believes that all adjustments (consisting only of normal recurring accruals) necessary for fair presentation have been made. The results of operations for this interim period are not necessarily an indication of results to be expected for the remainder of the year. The sum of the quarterly reported amounts may not equal year-to-date amounts as each is computed independently.

Investments
 Fixed maturities and equity securities have been classified as available for sale and are carried at fair values at September 30, 2003, and December 31, 2002.

Unrealized Gains and Losses
 The increases (decreases) in unrealized gains for fixed maturities and equity securities, net of income tax effects, that are included as additions to (deductions from) shareholders’ equity, are as follows:

(In millions)	Nine months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002

Fixed maturities	$104	$25	$(30)	$(5)
Equity securities	(16)	(557)	(136)	(659)

Total	$88	$(532)	$(166)	$(664)

Other-Than-Temporary Impairments
 Other-than-temporary declines in the fair value of investments are recognized in net income as realized investment losses at the time when facts and circumstances indicate such write-downs are warranted. In the nine-month and three-month periods ended September 30, 2003, the company recorded $77 million and $8 million, respectively, in other-than-temporary impairment charges compared with $38 million and $8 million in the comparable prior-year periods (see Management’s Discussion and Analysis, Page 10, for discussion of the impairment charges).

Reinsurance
 In the accompanying statements of income, premiums earned are net of ceded premiums, and insurance losses and policyholder benefits are net of reinsurance recoveries, as follows:

(In millions)	Nine months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002

Ceded premiums	$186	$251	$58	$95
Reinsurance recoveries	$109	$80	$16	$38

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

Cincinnati Financial Corporation	7
Form 10-Q for the Quarter Ended September 30, 2003

Had compensation cost for the company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation,” the company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(In millions except per share data)		Nine months		Three months
		ended September 30,		ended September 30,
		2003	2002	2003	2002

Net income	As reported	$245	$182	$104	$72
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		7	7	2	3

	Pro forma	$238	$175	$102	$69

Net income per common share—basic	As reported	$1.52	$1.12	$0.65	$0.44
	Pro forma	$1.48	$1.08	$0.62	$0.43
Net income per common share—diluted	As reported	$1.51	$1.11	$0.64	$0.44
	Pro forma	$1.47	$1.07	$0.62	$0.43

In determining the pro forma amounts above, the fair value of each option was estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in the nine months ended September 30, 2003 and 2002, respectively: dividend yield of 2.52 percent and 2.20 percent; expected volatility of 25.90 percent and 25.54 percent; risk-free interest rates of 4.26 percent and 5.54 percent; and expected lives of 10 years for all periods. Compensation expense in the pro forma disclosures is not indicative of future amounts as options vest over several years and additional grants generally are made each year. The company has adopted the disclosure provisions of SFAS No. 148 “Accounting for Stock-based Compensation — Transition and Disclosure” (issued in December 2002). The company will adopt a transition method when a consistent fair value recognition and measurement provisions are determined by The Public Company Accounting Oversight Board and is required to be adopted.

New Accounting Standards
 The Financial Accounting Standards Board (FASB) issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” in April 2003 to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. This statement did not have any effect on the company’s consolidated financial statements.

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

SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. For all financial instruments entered into prior to May 31, 2003, SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003, which for the company begins July 1, 2003. The company does not have any financial instruments outstanding to which the provisions of SFAS No. 150 apply; therefore, the adoption of FASB No. 150 did not have any impact on the company’s consolidated financial statements.

FASB Interpretation 46 “Consolidation of Variable Interest Entities” was issued in January 2003 and is effective at various dates for various requirements. This interpretation addresses consolidation of variable interest entities (formerly known as special purpose entities). Management believes that this interpretation will have no significant effect on the company’s consolidation financial statements.

Cincinnati Financial Corporation	8
Form 10-Q for the Quarter Ended September 30, 2003

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

Income before income taxes for the insurance segments represents underwriting profit (loss), which is premiums earned minus loss and loss expenses incurred or policyholder benefits and other expenses. Income before income taxes for the investment operations represents net investment income plus realized investment gains and losses, less interest credited to contract holders. The nine- and three-month periods of 2003 and 2002 included other-than-temporary impairment charges (see Management’s Discussion and Analysis, Page 10, for discussion of the charges). Losses before income taxes in the Other category in the nine- and three-month periods of 2003 and 2002, respectively, were primarily due to interest expense from debt of the parent company and operating expenses of the company’s headquarters.

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

Segment information is summarized in the following table.

(In millions)	Nine months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002

Revenues:
Commercial lines insurance	$1,410	$1,253	$488	$440
Personal lines insurance	553	496	190	170
Life insurance	68	63	23	22
Investment operations	303	297	132	97
Other	8	12	3	2

Total	$2,342	$2,121	$836	$731

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$110	$25	$45	$28
Personal lines insurance	(45)	(50)	(16)	(6)
Life insurance	0	(9)	1	(5)
Investment operations	270	277	114	91
Other	(25)	(28)	(7)	(18)

Total	$310	$215	$137	$90

(In millions)	September 30,	December 31,
	2003	2002

Identifiable assets:
Property casualty insurance	$1,666	$1,450
Life insurance	737	676
Investment operations	12,361	11,824
Other	194	172

Total	$14,958	$14,122

Cincinnati Financial Corporation	9
Form 10-Q for the Quarter Ended September 30, 2003

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

Readers are cautioned that the company undertakes no obligation to review or update the forward-looking statements included in this material.

Cincinnati Financial Corporation	10
Form 10-Q for the Quarter Ended September 30, 2003

RESULTS OF OPERATIONS

Overview — Financial Highlights

(Dollars in millions except	Nine months ended September 30,			Three months ended September 30,
per share data)	2003	2002	Change %	2003	2002	Change %

Revenue	$2,342	$2,121	10.4	$836	$731	14.4

Net income before net realized investment gains and losses	$274	$204	33.8	$94	$83	13.7
Net realized investment gains and losses	(29)	(22)	(29.6)	10	(11)	190.5

Net income	$245	$182	34.3	$104	$72	43.9

Per share data (diluted):
Net income before net realized investment gains and losses	$1.69	$1.25	35.2	$0.58	$0.51	13.7
Net realized investment gains and losses	(.18)	(.14)	(28.6)	.06	(.07)	185.7

Net income	$1.51	$1.11	36.0	$0.64	$0.44	45.5

Book value per share	$35.94	$34.14		—	—
Return on equity	5.7%	4.2%		7.1%	4.9%
Return on equity based on comprehensive income	7.8%	(8.1%)		(4.2%)	(40.6%)

Management utilizes net income before realized investment gains and losses to evaluate underlying performance for a number of reasons. First, quarterly fluctuations in net realized investment gains and losses are unrelated to trends in the company’s insurance business. Second, net realized investment gains and losses can include gains related to the sale of investments made at management’s discretion. Third, net income before realized investment gains and losses is a measure commonly used by investors to evaluate insurance companies.

The 10.4 percent growth in revenues for the nine months ended September 30, 2003, reflected:

•	12.1 percent increase in property casualty earned premiums – Premiums rose on continued strong renewal pricing while new business written by agents increased 1.0 percent to $243 million compared with the record $240 million in the first nine months of 2002. The company continued to take a selective, case-by-case approach to competing for new property casualty business, maintaining an appropriate balance between growth and profitability. Premium growth also has reflected the focus on improving customer service through the creation of smaller marketing territories, permitting local field marketing representatives to devote more time to each independent agency. During the first nine months of 2003, the company split and staffed three additional territories, bringing the total number of property casualty field territories to 86. The company anticipates subdividing one additional territory in 2003 and four to five additional territories in 2004.

•	4.8 percent rise in investment income – The company has achieved stable investment income growth with low prevailing interest rates limiting investing opportunities. Strong cash flow and an emphasis on equity holdings with a steady flow of increasing dividend payments have added stability to investment income.

•	$44 million in net realized investment losses (pretax) – Offsetting the 2003 rise in earned premiums and investment income was a $10 million increase in net realized investment losses over the first nine months of 2002, due to higher other-than-temporary impairment charges in 2003. In the third-quarter, the company recorded realized investment gains of $15 million as the bond and equity markets sustained their overall recovery. As a result, the company recorded realized gains on security sales and a positive shift in the valuation of embedded derivatives that offset a modest level of other-than-temporary impairments.

Cincinnati Financial Corporation	11
Form 10-Q for the Quarter Ended September 30, 2003

In addition to the higher revenues, the 34.3 percent increase in net income for the nine months ended September 30, 2003, reflected recovery of $23 million pretax in the third quarter of 2003 resulting from a settlement negotiated with a vendor. The recovery added $15 million, or 9 cents per share, to after tax net income. The negotiated settlement related to the $39 million one-time, pretax charge incurred in the third quarter of 2000 to write off previously capitalized software development costs.

In addition, improved non-catastrophe underwriting led to slower growth of benefits and expenses and a decline in the consolidated property casualty combined ratio. The quarterly combined ratio has remained at or below 100 percent for five consecutive quarters, reflecting the support and cooperation of agents, firm prices and careful attention to underwriting. For the nine-month period, the ratio was 96.7 percent compared with 101.4 percent for the comparable 2002 nine-month period. Included in the 2003 nine-month combined ratio were:

•	1.2 percentage point benefit from the recovery

•	4.6 percentage points due to catastrophe losses versus 3.8 percentage points in the first nine months of 2002

•	1.1 percentage point increase in commission expense as total contingent (profit-based) commissions for 2003 now are expected to be approximately two times the level of 2002 because of strong recent results. The company relies on its independent agencies as frontline underwriters who know the businesses and individuals in their communities; many agencies are expected to benefit from the hard work they have put into this effort over the past several years.

As a result of the factors stated above, the company reported a property casualty underwriting profit of $65 million in the first nine months of 2003 compared with an underwriting loss of $25 million in the year-earlier period.

Book value improved $1.29, or 3.7 percent, from year-end 2002. The continued bond market recovery during 2003 increased the unrealized gains in the company’s investment portfolio.

PROPERTY CASUALTY INSURANCE OPERATIONS

Within the property casualty insurance market, the company offers both commercial and personal policies through a network of independent agencies.

Commercial Lines

(Dollars in millions, prior to	Nine months ended September 30,			Three months ended September 30,
intercompany eliminations)	2003	2002	Change %	2003	2002	Change %

Earned premiums	$1,410	$1,255	12.4	$488	$440	10.8
Losses incurred	750	746	0.6	259	248	4.4
Loss expenses incurred	173	143	20.7	61	48	27.1
Underwriting expenses incurred	368	336	9.9	126	122	3.3
Policyholder dividends incurred	9	5	74.2	3	0	491.4

Underwriting profit (loss)	$110	$25	330.4	$39	$22	66.1

Combined ratio:
Loss ratio	51.2%	56.8%		51.1%	54.8%
Loss expenses ratio	12.2	11.4		12.3	10.7

Loss and loss expenses ratio excluding catastrophes	63.4%	68.2%		63.4%	65.5%
Catastrophe loss and loss expenses ratio	2.0	2.7		2.0	1.3

Loss and loss expenses ratio	65.4%	70.9%		65.4%	67.1%
Underwriting expense ratio	26.2	26.7		26.2	27.7
Policyholder dividend ratio	0.6	0.4		0.5	0.1

Combined ratio	92.2%	98.0%		92.1%	94.9%

Cincinnati Financial Corporation	12
Form 10-Q for the Quarter Ended September 30, 2003

Commercial lines earned premiums rose 12.4 percent for the nine months. The primary source of growth continued to be firm pricing on new and renewal commercial business, more than offsetting deliberate decisions not to write or renew certain policies. Beginning in the first quarter of 2003, the company resumed writing three-year commercial package policies at its normal pace because of their competitive advantages.

The company’s standard approach is to write three-year policies, a competitive advantage in the commercial lines market. Though the company issues policies for a three-year term, policies are renewable annually at the discretion of the policyholder and are cancelable by the policyholder at any time. While writing three-year policies would appear to restrict opportunities to quickly adjust pricing, annual adjustments are in fact made within multi-year packages to automobile, workers compensation, professional liability and most umbrella liability coverages. Within a multi-year term package, these coverages are adjusted or repriced at the policy’s annual anniversary. The repricing affects the next policy year going forward, not the past policy year. These annual pricing changes could incorporate rate changes approved by state insurance regulatory authorities between the date the policy was written and its annual anniversary, as well as changes in risk exposures and premium credits or debits relating to loss experience, competition and other underwriting judgment factors. Management estimates that 75 percent of 2002 commercial premium was subject to annual adjustment or repricing.

Based on annualized premiums written directly by agencies, commercial new business premiums for the first nine months were $197 million, compared with a record $189 million in the first nine months of 2002, as 9.0 percent second quarter growth and 6.2 percent third quarter growth in new business offset a modest decline in the first quarter.

For the first nine months of 2003, the commercial lines combined ratio improved by 5.8 percentage points, reflecting rate increases as well as longer-term efforts to ensure adequate premium for the company’s exposure to each risk. The combined ratio in the first nine months of 2003 included 2.0 percentage points due to catastrophe losses compared with 2.7 percentage points in the first nine months of 2002. The expense ratio for the first nine months of 2003 reflected a 1.0 percentage point benefit from the recovery offset by an increase in the contribution of contingent commissions to 2.5 percentage points from 0.9 percentage points in 2002.

Cincinnati Financial Corporation	13
Form 10-Q for the Quarter Ended September 30, 2003

Line of Business Analysis
 Commercial multi-peril, workers compensation, commercial auto and other liability account for more than 90 percent of total commercial lines earned premium. The following analyzes growth and profitability for these lines separately:

(Dollars in millions)	Nine months ended September 30,			Three months ended September 30,
	2003	2002	Change %	2003	2002	Change %

Commercial multi-peril:
Earned premium	$498	$443	12.3	$172	$152	13.0
Loss and loss expenses incurred	335	319	4.8	113	109	3.0
Loss and loss expenses ratio	67.2%	72.0%		65.4%	71.8%
Loss and loss expenses ratio excluding catastrophes	62.2	64.9		60.1	68.0
Workers compensation:
Earned premium	$217	$215	1.2	$73	$78	(6.6)
Loss and loss expenses incurred	172	170	1.1	57	58	(1.8)
Loss and loss expenses ratio	79.0%	79.1%		78.3%	74.5%
Loss and loss expenses ratio excluding catastrophes	79.0	79.1		78.3	74.5
Commercial auto:
Earned premium	$310	$278	11.5	$106	$97	9.1
Loss and loss expenses incurred	193	186	3.3	69	65	6.9
Loss and loss expenses ratio	62.2%	67.1%		65.4%	66.7%
Loss and loss expenses ratio excluding catastrophes	61.1	66.2		64.8	66.5
Other liability:
Earned premium	$251	$199	26.1	$89	$71	25.4
Loss and loss expenses incurred	145	145	(0.2)	54	39	38.8
Loss and loss expenses ratio	57.7%	72.9%		60.6%	54.7%
Loss and loss expenses ratio excluding catastrophes	57.7	72.9		60.6	54.7

•	Commercial multi-peril – Earned premiums grew 12.3 percent for the nine months. This growth reflected continued, though moderating, premium increases on renewed policies, selective non-renewing of underperforming business and a solid contribution from new business. The improvement in the nine-month loss and loss expenses ratio for commercial multi-peril was due to a 2.1 percentage-point decline in the catastrophe loss ratio. In addition, higher casualty base rates have taken effect in most states during the first nine months of 2003. These are expected to contribute to improvement in the full-year loss and loss expenses ratio.

•	Workers compensation – Earned premiums grew 1.2 percent for the nine-month period in part due to the company’s decision not to renew some larger workers compensation policies this year. Average policy premium increases have been in the 12 percent to 15 percent range for new and renewal business, with total new business relatively unchanged from a year earlier. Improving profitability trends have led to inclusion of workers compensation with a larger percentage of commercial packages. The higher rates on new and renewal business and other underwriting actions helped maintain the nine-month loss and loss expenses ratio at 79.0 percent versus 79.1 percent a year ago.

•	Commercial auto – Earned premiums grew 11.5 percent for the nine months, primarily due to price increases and inclusion of commercial auto coverages in business packages. The loss and loss expenses ratio for commercial auto reflected a continuation of the positive trends of the past two years, improving 4.9 percentage points due to pricing changes and underwriting actions. For 2003, approval for auto rate changes in the 10 percent to 14 percent range

Cincinnati Financial Corporation	14
Form 10-Q for the Quarter Ended September 30, 2003

have been requested from various state insurance departments, which should help the company keep the loss and loss expenses ratio in its current range.

•	Other liability (commercial umbrella, commercial general liability and directors and officers) – Earned premiums grew 26.1 percent for the nine-month period, in line with growth in 2002, as a higher number of policies are being written in non-discounted programs. The nine-month loss and loss expenses ratio improved to 57.7 percent from 72.9 percent a year ago, mostly due to pricing increases taken in 2002 as well as unusually good loss experience in the commercial umbrella line. The company monitors commercial umbrella results and anticipates quarter-to-quarter fluctuations due to high volatility in this line.

Management monitors claim activity and appropriately modifies amounts added to loss and loss expenses reserves via incurred but not yet reported (IBNR) additions on an ongoing basis.

Commercial Lines Losses Incurred Analysis

(Dollars in millions)	Nine months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002

Losses $1 million or more	$72	$69	$30	$22
Losses $250 thousand to $1 million	82	86	31	31
Development and reserve increases of $250 thousand or more	84	90	31	26
Other losses	484	467	157	163

Total losses incurred excluding catastrophes	722	712	249	242
Catastrophe losses	28	34	10	6

Total losses	$750	$746	$259	$248

As a percent of earned premiums:
Losses $1 million or more	5.1%	5.5%	6.2%	5.1%
Losses $250 thousand to $1 million	5.9	6.9	6.5	7.0
Development and reserve increases of $250 thousand or more	5.9	7.1	6.4	5.9
Other losses	34.3	37.3	32.0	37.1

Loss ratio excluding catastrophes	51.2%	56.8%	51.1%	55.1%
Catastrophe loss ratio	2.0	2.7	2.0	1.3

Total loss ratio	53.2%	59.5%	53.1%	56.4%

The company evaluates the trends in losses and case reserve increases greater than $250,000 to track frequency and severity of larger losses. In the first nine months of 2003, the total ratio of large losses and case reserve increases greater than $250,000 declined to 16.9 percent of earned premium from 19.5 percent a year earlier, as the amount of losses in these categories remained relatively stable and earned premium grew.

Cincinnati Financial Corporation	15
Form 10-Q for the Quarter Ended September 30, 2003

Personal Lines

(Dollars in millions)	Nine months ended September 30,			Three months ended September 30,
	2003	2002	Change %	2003	2002	Change %

Earned premiums	$553	$496	11.5	$190	$170	11.6
Losses incurred	412	374	10.2	148	118	24.4
Loss expenses incurred	48	38	24.1	16	13	28.8
Underwriting expenses incurred	138	134	3.3	42	45	(8.5)

Underwriting loss	$(45)	$(50)	10.2	$(16)	$(6)	(135.4)

Combined ratio:
Loss ratio	63.2%	68.7%		61.4%	70.6%
Loss expenses ratio	8.7	7.8		8.6	7.5

Loss and loss expenses ratio excluding catastrophes	71.9%	76.5%		70.0%	78.1%
Catastrophe loss and loss expenses ratio	11.2	6.6		16.6	(0.6)

Loss and loss expenses ratio	83.1%	83.1%		86.6%	77.5%
Underwriting expense ratio	25.1	27.0		21.8	26.5

Combined ratio	108.2%	110.1%		108.4%	104.0%

Personal lines earned premiums rose 11.5 percent in the first nine months of 2003. The sources of growth in the first nine months of 2003 were rate increases on renewal personal lines business and additional homeowner premium derived from insurance-to-value initiatives and specific charges for certain coverage extensions such as water damage. New business written directly by agents in the first nine months of 2003 was $16 million versus $19 million for the same period in 2002. The personal lines combined ratio improved 1.9 percentage points over the year-earlier period. Catastrophe losses contributed 11.2 percentage points to the combined ratio compared with 6.6 percentage points in the first nine months of 2003. The combined ratio for the third quarters of 2003 and 2002 reflected the seasonal variation in the loss ratio due to weather-related losses.

Line of Business Analysis
 The personal auto and homeowner business lines together accounted for approximately 90 percent of total personal lines earned premiums. The following analyzes growth and profitability for these lines separately:

(Dollars in millions)	Nine months ended September 30,			Three months ended September 30,
	2003	2002	Change %	2003	2002	Change %

Personal auto:
Earned premium	$317	$288	10.0	$109	$98	10.4
Loss and loss expenses incurred	219	211	3.8	68	72	(5.0)
Loss and loss expenses ratio	69.0%	73.1%		62.4%	72.5%
Loss and loss expenses ratio excluding catastrophes	67.7	72.3		61.5	72.0
Homeowner:
Earned premium	$177	$155	14.6	$60	$53	13.4
Loss and loss expenses incurred	196	159	22.7	80	47	69.9
Loss and loss expenses ratio	110.4%	103.0%		132.5%	88.5%
Loss and loss expenses ratio excluding catastrophes	78.8	84.3		83.2	92.0

Cincinnati Financial Corporation	16
Form 10-Q for the Quarter Ended September 30, 2003

•	Personal auto – Earned premiums for the personal auto line grew 10.0 percent for the first nine months of 2003. Personal auto new business premiums were $8 million compared with last year’s $9 million. The earned premium growth in 2003 reflects rate increases, generally in the mid single digits, that have taken effect in the past 12 months in 23 of the states in which the company writes personal auto coverage. Additional rate increases are scheduled for 15 states in the next six months. The loss and loss expenses ratio improved 4.1 percentage points in the first nine months of 2003 with the impact of catastrophe losses rising by 0.5 percent. The improvement resulted from the re-underwriting program that was initiated in this line several years ago, combined with the benefit of rate increases in the 5 percent to 8 percent range this year. Further rate increases should lead to additional improvement in the loss and loss expenses ratio as the company renews one-year personal auto coverages.

•	Homeowner – Earned premiums for homeowners grew 14.6 percent in the first nine months of 2003 mostly due to rate increases on renewal business. New business premiums were $5 million compared with last year’s $7 million. In the past 12 months, rate increases have taken effect in 19 of the states in which the company writes homeowner coverage. Due to the cumulative impact of rate increases, average renewal rate increases for three-year homeowner policies are in the range of 25 percent, with additional double-digit rate increases approved in the company’s larger states, including Illinois, Indiana, Ohio and Pennsylvania, that will become effective over the next six months.

In addition to raising rates, the company has taken other actions to reduce homeowner losses and improve profitability. The company has modified policy terms and conditions that take effect as policies renew or new business is written. It also is working very closely with agencies on a re-underwriting program similar to a successful program used to improve results for the personal auto line over the past several years. Because the company’s current homeowner book is made up primarily of three-year policies, only one-third of renewed policies have been affected by recent actions. Nonetheless, underlying profitability for the homeowner line improved in the first nine months of 2003. The 7.4 percentage-point increase in the loss and loss expenses ratio for the first nine months of 2003 was due entirely to the rise in catastrophe losses, which contributed 31.6 percentage points to the ratio in 2003 compared with 18.7 in 2002. The company anticipates improvement in the loss and loss expenses ratio in 2004 as its actions affect a higher percentage of the company’s homeowner book. That effort may be accelerated by plans to transition the homeowner book to one-year policies as new personal lines technology is rolled out to additional states in 2004.

Management monitors claim activity and appropriately modifies amounts added to loss and loss expenses reserves via incurred but not yet reported (IBNR) additions on an ongoing basis.

Personal Lines Losses Incurred Analysis

(Dollars in millions)	Nine months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002

Losses $1 million or more	$13	$9	$6	$5
Losses $250 thousand to $1 million	27	28	9	12
Development and reserve increases of $250 thousand or more	8	16	3	4
Other losses	302	288	98	98

Total losses incurred excluding catastrophes	350	341	116	119
Catastrophe losses	62	33	32	(1)

Total losses	$412	$374	$148	$118

As a percent of earned premiums:
Losses $1 million or more	2.3%	1.8%	3.3%	2.7%
Losses $250 thousand to $1 million	4.9	5.6	4.7	6.8
Development and reserve increases of $250 thousand or more	1.5	3.3	1.5	2.6
Other losses	54.5	58.0	51.9	58.5

Loss ratio excluding catastrophes	63.2%	68.7%	61.4%	70.6%
Catastrophe loss ratio	11.2	6.6	16.6	(0.6)

Total loss ratio	74.4%	75.3%	78.0%	70.0%

Cincinnati Financial Corporation	17
Form 10-Q for the Quarter Ended September 30, 2003

For the first nine months of 2003, personal lines losses and case reserve increases greater than $250,000 were 8.7 percent of earned premium compared with 10.7 percent a year earlier due to earned premium growth.

LIFE INSURANCE OPERATIONS

(Dollars in millions)	Nine months ended September 30,			Three months ended September 30,
	2003	2002	Change %	2003	2002	Change %

Earned premiums	$68	$63	7.1	$23	$22	8.4
Other income	2	0	nm	1	0	nm

Total revenues	70	63	8.8	24	22	11.7

Policyholder benefits	33	34	(2.5)	10	13	(21.2)
Expenses	36	38	(8)	13	14	(8.6)

Total benefits and expenses	69	72	(5.6)	23	27	(14.5)

Income before income tax and realized investment losses	$1	$(9)	101.9	$1	$(5)	119.0

Results for the life insurance segment exclude the impact of investment income on assets under the management of the life insurance company reported in the investment operations segment. Income before income taxes and realized investment gains and losses in the nine month period ended September 30, 2003, rose to $1 million compared with a loss of $9 million in the comparable 2002 period. At September 30, 2003, invested assets under management of the life insurance company were 18.4 percent above the year earlier level.

For the nine months, net earned premiums rose 8.4 percent and new submitted ordinary life applications rose 6.2 percent. That increase reflects a positive response to the company’s products and services. In 2004, the company will expand its portfolio with a new long-term guaranteed universal life insurance product and an improvement to its existing term life insurance product.

INVESTMENT OPERATIONS

Investment Income
 Consolidated pretax investment income rose 4.8 percent for the nine months and 3.3 percent for the third quarter, benefiting from dividend increases announced over the last year by companies in the equity portfolio. As of September 30, 2003, 22 of the 48 equity holdings in the portfolio have announced dividend increases that would add $13 million on an annualized basis to investment income including $9 million from Fifth Third Bancorp.

Realized Investment Gains and Losses
 Realized investment losses, before federal taxes, for the first nine months of 2003 were $44 million, or 0.4 percent of total invested assets at September 30, 2003, compared with last year’s $34 million, or 0.3 percent of total invested assets at September 30, 2002. In the third quarter, the company recorded realized investment gains of $15 million compared with realized investment losses of $16 million in last year’s third quarter.

	Nine months ended		Three months ended
(In millions)	September 30,		September 30,
	2003	2002	2003	2002

Other-than-temporary impairments:
Utility/merchant energy/trading	$(30)	$(5)	$0	$(4)
Airline	(18)	0	(4)	0
Healthcare	(10)	0	0	0
Automotive	(1)	(10)	0	(1)
Retail	0	(1)	0	(1)
Telecommunication	0	(10)	0	0
Other	(18)	(12)	(4)	(2)

Total other-than-temporary impairments	(77)	(38)	(8)	(8)
Realized investment gains and losses	24	12	14	2
Valuation of embedded derivatives	9	(8)	9	(10)

Total realized losses	$(44)	$(34)	$15	$(16)

Cincinnati Financial Corporation	18
Form 10-Q for the Quarter Ended September 30, 2003

Continuing weakness in the economy during the first half of 2003 led to a higher level of realized investment losses in that period due to the increase in write-downs of securities that management deemed had experienced other-than-temporary declines in market value. Also included in other-than-temporary impairments are unrealized losses of holdings that the company has identified for sale but not yet completed a transaction. Of the $77 million in other-than-temporary write-downs in the first nine months of 2003, $69 million occurred in the first six months of 2003. For the nine-month period, the majority of the write-downs related to 29 high-yield corporate bonds written down $36 million and 10 convertible securities written down $26 million. Third-quarter 2003 write downs primarily were due to five high-yield corporate airline bonds written down by $4 million and one equity security identified for sale written down by $3 million.

Federal Income Taxes
 The effective rate for income taxes increased to 20.9 percent in the first nine months of 2003 from 15.2 percent in the comparable prior period primarily due to the $65 million property casualty underwriting profit in 2003 compared with a $25 million underwriting loss in 2002.

Liquidity and Capital Resources
Cash Flow

(In millions)	Nine months ended September 30,
	2003	2002

Net cash provided by operating activities	$696	$490
Net cash used in investing activities	(443)	(348)
Net cash used in financing activities	(145)	(64)

Net increase (decrease) in cash	$108	$78
Cash at beginning of period	112	93

Cash at end of period	$220	$171

Compared with last year, the $206 million increase in net cash flow from operations for the first nine months of 2003 was due to the strong performance of the company’s property casualty insurance operations. The strong operating cash flow permitted the company to invest a net $443 million in invested assets in the first nine months of 2003. More than 78 percent of the new investments were made in fixed-income investments, focusing on high quality with intermediate maturities. Net cash used in financing activities rose due to $49 million in stock repurchases during the first nine months of 2003 compared with $36 million last year as well as a $9 million rise in cash dividends to shareholders offset by a reduction in annuity sales.

Assets
 The market value of the company’s invested assets was $11.774 billion at September 30, 2003, compared with $11.257 billion at year-end 2002. Invested assets made up 78.7 percent of the company’s $14.958 billion in assets at September 30, 2003, compared with 79.7 percent of the company’s $14.122 billion in assets at year-end 2002. Information regarding the company’s investment strategy and portfolio composition is available in the 2002 Annual Report on Form 10-K.

Debt
 The company has two lines of credit totaling $250 million, with the outstanding balances on the lines totaling $183 million at September 30, 2003, unchanged from year-end 2002.

Dividends
 In February 2003, the board of directors authorized a 12.4 percent increase in the regular quarterly cash dividend to an indicated annual payout of $1.00. On May 23 and August 15, the board of directors declared 25-cent per share regular quarterly dividends payable July 15, 2003 and October 15, 2003, to shareholders of record on June 25, 2003 and September 24, 2003, respectively.

Cincinnati Financial Corporation	19
Form 10-Q for the Quarter Ended September 30, 2003

Common Stock Repurchase
 The Cincinnati Financial board believes that stock repurchases can help fulfill the company’s commitment to enhancing shareholder value. Consequently, the company’s board has authorized the repurchase of outstanding shares.

At September 30, 2003, 5.4 million shares remained authorized for repurchase at any time in the future. The company repurchased approximately 1.4 million shares of common stock during the first nine months of 2003 at a cost of $49 million. Shares repurchases totaled approximately 15.7 million, at a total cost to the company of $518 million since the inception of share repurchases in 1996.

Cincinnati Financial Corporation	20
Form 10-Q for the Quarter Ended September 30, 2003

Outlook
 Management believes the outlook for the company’s results of operations, liquidity and capital resources is positive in 2003 and beyond for a number of reasons:

•	Property casualty insurance operations – The company believes that its strategies provide important competitive advantages within the overall insurance marketplace. In the past, those advantages have led to above-average growth rates and produced profitability well ahead of industry measures, despite the industry-wide challenges of rising losses. Based on the strong overall performance of the property casualty insurance operations in the first nine months of 2003, management believes its strategies are proving successful. As a result, management continues to anticipate steady growth overall for 2003 with commercial lines premium growth in the 10 percent to 15 percent range. This would reflect renewal price increases for good- to high-quality accounts in the high single digits and the contribution of new business.

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

Management continues to believe that its target for a full-year 2003 GAAP combined ratio of 96.8 percent remains within reach, assuming catastrophe losses contribute less than 1 percentage point to the fourth quarter combined ratio, a level at the low-end of the normal range for fourth-quarter catastrophe losses. Through the first nine months of 2003, catastrophe losses were $90 million, or 4.6 percentage points on the combined ratio.

Following two Ohio Supreme Court decisions, in 2000, the company established a $110 million IBNR reserve, net of reinsurance, for past uninsured motorist/underinsured motorist losses (UM/UIM) incurred but not yet reported. The court rulings affected all auto insurers in the state. The company monitors cases pending before the Supreme Court in Ohio that could alter the outlook for future UM/UIM developments either positively or negatively. In November 2003, the Ohio Supreme Court issued a ruling that could eliminate or greatly reduce the company’s exposure to additional losses related to past UM/UIM claims. It is not known if this ruling will withstand possible motions to reconsider or if plaintiffs will voluntarily dismiss their cases. At this time, management believes it would be premature to estimate any potential future benefit from release of case reserves set aside to pay claims reported but not yet paid and the $17 million IBNR balance.

Based on the trends of the past four quarters, management believes that it can sustain its steady growth into 2004. Further improvement in profitability can be achieved by sustaining or modestly improving commercial lines profitability while benefiting from the anticipated improvement in homeowner profitability due to the actions the company has taken over the past 12 to 18 months. Management has targeted a quarterly loss and loss expenses ratio for its homeowners business in the range of 72 percent to 74 percent by the end of 2005 compared with 110.4 percent in the first nine months of 2003.

•	Investment operations – To address current market conditions, the company continues to invest in taxable and tax-exempt fixed-income securities with intermediate maturities in the eight- to 12-year range and to emphasize higher credit quality investments. Management also will continue to emphasize long-term equity investments in companies with increasing sales, earnings and dividends, strong management teams and favorable outlooks. Absent a significant shift in market conditions, management remains confident in its target for full-year investment income growth at the high end of its 3.5 percent to 4.5 percent target range for 2003.

•	Liquidity and capital resources – During the nine months ended September 30, 2003 and 2002, the company realized investment losses of $105 million and $58 million, offset by realized investment gains of $61 million and $24 million, respectively. At September 30, 2003, unrealized investment gains in the investment portfolio were $5.783 billion and unrealized investment losses were $47 million. Based on current information, in the fourth quarter the company anticipates other-than-temporary impairments will be under $5 million, absent new developments affecting individual companies or industries in the portfolio.

Cincinnati Financial Corporation	21
Form 10-Q for the Quarter Ended September 30, 2003

Other Matters

Significant Accounting Policies
 The company does not utilize any special-purpose financing vehicles or have any undisclosed off-balance sheet arrangements. Similarly, the company holds no fair-value contracts for which a lack of marketplace quotations would necessitate the use of fair-value techniques.

During the nine months ended September 30, 2003, the company did not change any significant accounting policies from those utilized in the preparation of the consolidated financial statements as of and for the year ended December 31, 2002, which are discussed in Note 1 to the Consolidated Financial Statements in the company’s 2002 Annual Report on Form 10-K and updated in Note 1 to the Condensed Consolidated Financial Statements beginning on Page 7.

In conjunction with those discussions, in the Management’s Discussion and Analysis contained in the 2002 Annual Report on Form 10-K, management reviews the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discusses the development and selection of those accounting estimates with the audit committee of the board of directors.

New Accounting Standards
 See Notes to Condensed Consolidated Financial Statements for a discussion of new accounting standards.

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

Hypothetically, an increase in interest rates (market yields to maturity) of 100 basis points at September 30, 2003, would decrease the fair value of the fixed-income portfolio by $187 million to $3.575 billion from $3.762 billion. The interest-rate change selected represents management’s views of a shift in rates that is quite possible over a one-year period. The rates selected should not be considered a prediction of future events, as interest rates may be much more volatile in the future. The analysis is not intended to provide a precise forecast of the effect of rate changes on the company’s results or financial condition, nor does it take into account any actions that might be taken to reduce exposure to such risks.

Equity and Convertible Securities
 In the first nine months of 2003, the company’s equity portfolio underperformed the Standard & Poor’s 500 Index, a common benchmark of market performance, generating a total return of 1.5 percent versus 14.7 percent for the Index. The primary reasons for difference were the 5.1 percent decline in the market value of Fifth Third Bancorp (Nasdaq: FITB), the company’s largest equity holding, and a decline in the market value of the company’s healthcare-related holdings, which make up 8.3 percent of the equity portfolio market value.

Fifth Third’s value in early 2003 was affected by uncertainty surrounding a regulatory review announced in late 2002. Some of the uncertainty was removed when Fifth Third entered into an agreement with the Federal Reserve Bank and the Ohio Department of Commerce in late March 2003. In the agreement, Fifth Third outlined the series of steps its management has been taking to strengthen identified areas. At that time, Fifth Third noted that management is extremely serious about risk management and internal controls and that the company is taking the necessary steps to strengthen procedures to fully cooperate with the regulatory agencies. Fifth Third said that these efforts, many of which have already

Cincinnati Financial Corporation	22
Form 10-Q for the Quarter Ended September 30, 2003

begun, will result in Fifth Third emerging from this process as an even stronger company. Fifth Third continues to report results that meet Cincinnati Financial’s investing criteria of increasing sales, earnings and dividends. In addition, Cincinnati Financial management believes Fifth Third has proven management and a favorable outlook.

At September 30, 2003, the company held 48 individual equity investments, 14 of which each approach at least $100 million in market value. This group accounted for approximately 94 percent of the after-tax net unrealized appreciation of the investment portfolio. The company held 72.8 million shares of Fifth Third at a cost of $283 million at September 30, 2003. The market value of that position was $4.042 billion, or 53.5 percent of Cincinnati Financial’s total equity portfolio, with the after-tax unrealized gain represented by the position at $2.443 billion, or 65.6 percent of the company’s total after-tax unrealized gains. The Fifth Third holding represented $15.23 of the company’s total book value of $35.94 per share at September 30, 2003. Every $1.00 change in the market price of Fifth Third’s common stock has approximately a 29-cent impact on Cincinnati Financial’s book value per share. A 20 percent change in the market price of Fifth Third’s common stock, which was $55.54 at September 30, 2003, would result in a $809 million change in assets and a $526 million change in after-tax unrealized gains. This would affect shareholders’ equity by 9.1 percent and book value by $3.22 per share.

Management believes the company’s investment style – focused on companies that pay and increase dividends to shareholders – offers some protection in down markets. While past performance cannot guarantee future returns, in 2002, the company’s equity portfolio lost 7.3 percent versus a decline of 22.1 percent for the Standard & Poor’s 500 Index.

Potential Impairments
 The following table summarizes the portfolio at September 30, 2003, and December 31, 2002:

(Dollars in millions)	Number			Gross unrealized	Year-to-date
	of issues	Book value	Market value	gain/loss	investment income

At September 30, 2003
Portfolio summary:
Trading below 70% of book value	3	$7	$5	$(2)	$0
Trading at 70% to less than 100% of book value	155	768	721	(47)	28
Trading at 100% and above of book value	1,249	5,191	10,977	5,785	300
Securities sold in current year	—	—	—	—	19

Total	1,407	$5,966	$11,703	$5,736	$347

At December 31, 2002
Portfolio summary:
Trading below 70% of book value	59	$231	$139	$(92)	$15
Trading at 70% to less than 100% of book value	183	852	772	(80)	57
Trading at 100% and above of book value	1,118	4,512	10,278	5,766	352
Securities sold in current year	—	—	—	—	18

Total	1,360	$5,595	$11,189	$5,594	$442

The reduction in the number of securities trading below 100 percent of book value reflects the recent emphasis on increasing the credit quality of the bond portfolio, as rated by Standard & Poor’s and Moody’s, as well as impairment charges made over the past nine months. During the first nine months of 2003, 47 securities were written down as other-than-temporarily impaired.

Management monitors securities trading below 70 percent of book value for potential other-than-temporary impairment. At September 30, 2003, three securities were trading below 70 percent of book value compared with 59 at December 31, 2002.

Management deems the risk related to securities trading at 70 percent to less than 100 percent of book value to be relatively minor and at least partially offset by the earned income potential of these investments. Other-than-temporary impairment of all securities trading in this range would have resulted in $47 million in additional realized investment losses, before taxes, at September 30, 2003. At year-end 2002, the securities trading in this range represented the potential

Cincinnati Financial Corporation	23
Form 10-Q for the Quarter Ended September 30, 2003

for $80 million in additional realized investment losses, before tax. In the first nine months of 2003, securities trading at 70 percent to less than 100 percent of book value, which represented 6.1 percent of invested assets, generated $28 million, or 8.1 percent, of gross investment income.

Cincinnati Financial Corporation	24
Form 10-Q for the Quarter Ended September 30, 2003

The following table details the portfolio’s gross unrealized gains and losses as of September 30, 2003:

(Dollars in millions)	6 Months		> 6 -		> 12 -		> 24 -
	or less		12 Months		24 Months		36 Months		Totals
		Gross		Gross		Gross		Gross		Gross
	Number	unrealized	Number	unrealized	Number	unrealized	Number	unrealized	Number	unrealized
	of issues	gain/loss	of issues	gain/loss	of issues	gain/loss	of issues	gain/loss	of issues	gain/loss

Investment-grade corporate bonds:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	28	(2)	0	0	1	0	0	0	29	(2)
Trading at 100% and above of book value	56	6	90	26	125	56	151	68	422	156

Total	84	$4	90	$26	126	$56	151	$68	451	$154

High-yield corporate bonds:
Trading below 70% of book value	3	$(2)	0	$0	0	$0	0	$0	3	$(2)
Trading at 70% to less than 100% of book value	34	(8)	12	(3)	15	(7)	9	(2)	70	(20)
Trading at 100% and above of book value	43	4	46	16	38	7	20	4	147	31

Total	80	$(6)	58	$13	53	$0	29	$2	220	$9

Tax-exempt municipal bonds:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	20	(4)	0	0	2	1	4	(1)	26	(4)
Trading at 100% and above of book value	49	3	65	7	87	9	370	59	571	78

Total	69	$(1)	65	$7	89	$10	374	$58	597	$74

Convertible securities:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	10	(2)	3	(1)	5	(1)	4	(2)	22	(6)
Trading at 100% and above of book value	22	8	21	15	15	14	11	13	69	50

Total	32	$6	24	$14	20	$13	15	$11	91	$44

Equity securities:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	4	(8)	2	(2)	2	(2)	0	0	8	(12)
Trading at 100% and above of book value	11	10	3	11	2	1	24	5,445	40	5,467

Total	15	$2	5	$9	4	$(1)	24	$5,445	48	$5,455

Summary:
Trading below 70% of book value	3	$(2)	0	$0	0	$0	0	$0	3	$(2)
Trading at 70% to less than 100% of book value	96	(24)	17	(6)	25	(9)	17	(5)	155	(44)
Trading at 100% and above of book value	181	31	225	75	267	87	576	5,589	1,249	5,782

Total	280	$5	242	$69	292	$78	593	$5,584	1,407	$5,736

At September 30, 2003, three of the company’s 220 high-yield corporate bonds were trading below 70 percent of book value and had a market value of $5 million, or less than 0.1 percent of total invested assets, and a book value of $7 million. The three issues have traded below 70 percent of book value for six months or less. At September 30, 2003, no securities in the company’s portfolio had traded below 70 percent of book value for more than six months.

For the 155 securities trading at 70 percent to less than 100 percent of book value, only 42 securities representing $14 million in unrealized losses had been trading in that range for more than 12 months, 17 securities representing $6 million in unrealized losses had been trading in that range for more than six to 12 months and 96 securities representing $24 million in unrealized losses had been trading in that range for six months or less.

Of the total 158 holdings trading below book value at September 30, 2003, eight were common stocks and 22 were convertible securities representing total unrealized losses of $19 million. Financial services-related securities accounted for $6 million, or 34.3 percent, of the unrealized losses. At September 30, 2003, financial services-related securities in the equity portfolio had a market value of $5.278 billion. The other $13 million in unrealized losses primarily were diversified among industrial, healthcare, energy, consumer staple, consumer discretionary and telecommunication securities.

Reflecting the company’s long-term investment philosophy, of the 1,249 securities trading at or above book value, 576, or 46.1 percent, have shown unrealized gains for more than 24 months.

Cincinnati Financial Corporation	25
Form 10-Q for the Quarter Ended September 30, 2003

Potential Impairment Outlook
 In management’s judgment, the three securities trading below 70 percent of book value at September 30, 2003, that were not written down, do have the potential to recover based on analysis of economic-, industry- or company-specific factors. When applied to the evaluation of holdings trading at 70 percent to less than 100 percent of book value, the company’s investment philosophy considers the corporation’s strong capitalization, which allows it to retain equity securities that have the potential to recover value and to hold bonds until their scheduled redemption. Details of the company’s asset impairment policy are available in the 2002 Annual Report on Form 10-K.

Based on current information, in the fourth quarter the company anticipates other-than-temporary impairments will be under $5 million, absent new developments affecting individual companies or industries in the portfolio.

Item 4. Controls and Procedures

The company carried out an evaluation, under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the chief executive officer and chief financial officer concluded that Cincinnati Financial Corporation’s disclosure controls and procedures were effective as of the end of the third quarter.

The chief executive officer and chief financial officer also have concluded that there were no significant changes in the third quarter of 2003 to the company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities

The company has not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the third quarter ended September 30, 2003.

Cincinnati Financial Corporation	26
Form 10-Q for the Quarter Ended September 30, 2003

Item 5. Other Information

The company’s chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:
Exhibit 11—Statement Recomputation of Per Share Earnings.
Item 31—302 Certifications
Item 32—906 Certification

(b)  The company furnished the following Reports on Form 8-K during the quarter ended September 30, 2003:
July 14, 2003—Item 9. Regulation FD Disclosure (Disclosure of Results of Operations and Financial Condition). On July 14, 2003, Cincinnati Financial Corporation announced preliminary results for its second quarter ended June 30, 2003. The news release was furnished as an exhibit.
July 29, 2003—Item 9. Regulation FD Disclosure (Disclosure of Results of Operations and Financial Condition). On July 29, 2003, Cincinnati Financial Corporation announced its financial results for its second quarter ended June 30, 2003. The news release was furnished as an exhibit.
September 25, 2003—Item 9. Regulation FD Disclosure. On September 25, 2003, Cincinnati Financial Corporation commented on its long-term outlook, recent storm activity and preliminary results for its third quarter ended September 30, 2003. The news release was furnished as an exhibit.
September 29, 2003—Item 9. Regulation FD Disclosure. On September 25, 2003, Cincinnati Financial Corporation held an investor headquarters visit. Presentations used at the visit are furnished as exhibits to the filing.

Cincinnati Financial Corporation	27
Form 10-Q for the Quarter Ended September 30, 2003

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The company furnished a news release announcing the third-quarter 2003 financial results on Form 8-K on October 28, 2003.

CINCINNATI FINANCIAL CORPORATION

Date: November 13, 2003

/S/ Kenneth W. Stecher

Kenneth W. Stecher
Chief Financial Officer and Senior Vice President, Secretary, Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation	28
Form 10-Q for the Quarter Ended September 30, 2003