Form 10-K
period 2003-12-31
CINCINNATI FINANCIAL CORP
filed 2004-03-11
CIK 20286

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to             .

Commission file number 0-4604

Cincinnati Financial Corporation

(Exact name of registrant as specified in its charter)

Ohio	31-0746871

(State of incorporation)	(I.R.S. Employer Identification No.)

6200 S. Gilmore Road

Fairfield, Ohio 45014-5141

(Address of principal executive offices) (Zip Code)

(513) 870-2000

(Registrant’s telephone number, including area code)

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $5,031,030,747 as of June 30, 2003.

As of February 20, 2004, there were 160,269,974 shares of common stock outstanding.

Document Incorporated by Reference

Portions of the definitive Proxy Statement for Cincinnati Financial Corporation’s Annual Meeting of Shareholders to be held on

April 24, 2004 are incorporated by reference into Parts II and III of this Form 10-K.

Part I

Item 1. Business

Introduction

Cincinnati Financial Corporation (CFC or the company) is an Ohio corporation. Through its subsidiaries, Cincinnati Financial has been conducting insurance operations since 1950, marketing commercial, personal and life insurance. The company reports results in four segments:

•	commercial lines property casualty insurance

•	personal lines property casualty insurance

•	life insurance

•	investments

The commercial lines and personal lines property casualty insurance segments combined to generate more than 83 percent of the company’s revenue in 2003. Segment information for revenues, income before income taxes, and identifiable assets is included in Note 17 to the Consolidated Financial Statements, Page 72. The company’s segments are defined based on the financial information used internally to evaluate performance and determine the allocation of resources.

CFC owns 100 percent of its three subsidiaries: The Cincinnati Insurance Company, CFC Investment Company and CinFin Capital Management Company. The Cincinnati Insurance Company owns 100 percent of its three subsidiaries: The Cincinnati Casualty Company, The Cincinnati Indemnity Company and The Cincinnati Life Insurance Company.

The Cincinnati Insurance Company, founded in 1950, leads the property casualty group. The Cincinnati Casualty Company and The Cincinnati Indemnity Company round out the property casualty insurance group, providing flexibility in pricing and underwriting while ceding substantially all of their business to The Cincinnati Insurance Company. The Cincinnati Life Insurance Company primarily markets life insurance and annuities. CFC Investment Company complements the insurance subsidiaries with leasing and financing services. CinFin Capital Management Company provides asset management services to institutions, corporations and high net worth individuals.

CFC’s Headquarters is located in Fairfield, Ohio. At December 31, 2003, the company had 3,720 associates. The company’s filings with the Securities and Exchange Commission are available, free of charge, on the company’s Web site, www.cinfin.com, as soon as possible after they have been filed with the SEC.

Property Casualty Insurance Operations

The company markets its commercial and personal insurance policies in 31 states through a select group of 963 independent insurance agencies. The company is committed to the independent agent distribution system, recognizing that locally based independent agencies have relationships in their communities that lead to profitable business. Field marketing and other associates provide service and accountability to the agencies, living in the communities they serve and working from offices in their homes, providing 24/7 availability. The company differentiates itself by providing exceptional claims service, through locally based field claims associates serving the needs of agents and policyholders, and by offering competitive products, rates and compensation.

Agencies chosen by the company demonstrate the same commitments that distinguish the company in the marketplace: doing business person to person; offering broad, value-added services; maintaining sound balance sheets and managing their agencies professionally. A Best Practices Study by Reagan & Associates reported that in 2002 just 16 percent of the 39,200 agencies industrywide generated more than $1.25 million in total revenues compared with 40 percent of the agencies representing the company.

In 2003, agencies representing the company averaged approximately $2.9 million in agency written premiums for the company. In 2002, the average was approximately $2.6 million, or 18 percent of agency total volume, up from $2.3 million in 2001. No single agency accounted for more than 1.2 percent of the company’s total agency written premiums.

In 2003, nine states with at least $100 million in agency earned premium generated approximately 70 percent of total property casualty premiums. In these states, agency earned premiums grew 11.1 percent, or $191 million. Ohio, where the company has 187 independent agencies, accounted for 24.6 percent of total earned premiums. In the remaining 22 states, agency earned premiums grew 17.8 percent, or $125 million, in 2003.

Over the past several years, the company has created smaller marketing territories to lower the number of independent agencies for which each local field marketing representative is responsible. Smaller territories allow marketing representatives to devote more time to field underwriting and service as well as to ask for and earn new business. The smaller territories also give marketing representatives more time to research and appoint new agencies. At year-end 2003, the company had 87 property casualty field territories, up from 74 at the end of 2000. During 2004, the company plans to split and staff another five to six territories. The company believes that it can continue to grow by taking actions intended to maintain or increase its penetration within its agencies and through the appointment of additional agencies. The company does not expect to enter any new states in the foreseeable future.

Agency Earned Premiums by State

	Years ended December 31,
		Percent		Percent
(In millions)	2003	of total	2002	of total

Ohio	$674	24.6	$616	25.4
Illinois	273	9.9	248	10.2
Indiana	223	8.1	204	8.4
Michigan	156	5.7	133	5.5
Pennsylvania	155	5.6	132	5.4
Georgia	117	4.3	108	4.4
Virginia	113	4.1	103	4.2
Wisconsin	107	3.9	95	3.9
North Carolina	101	3.7	90	3.7
Other states	826	30.1	700	28.9

Total	$2,745	100.0	$2,429	100.0

The company’s competitive position reflects:

•	Field marketing staff who provide local decision-making authority. They are responsible for selecting new independent agencies as well as underwriting and pricing new commercial business. Because of their local presence, they are aware of local market conditions and are familiar with the risks for which they make these decisions. They round out their efforts by coordinating field teams of specialized company representatives and promoting all of the company’s products within the agencies they serve.

•	Risk-specific decisions made about both new business and renewals. On a case-by-case basis, the company selects risks it can cover on reasonable terms and at adequate prices rather than underwriting solely by geographic location or business class. For new commercial lines business, this case-by-case underwriting is coordinated by the local field marketing representatives and relies on their knowledge and agents’ knowledge of the people and businesses in their communities. Policy renewals are coordinated by headquarters underwriters who are assigned to specific agencies and consult with local field staff, as needed. The company seeks to be a consistent, predictable and reasonable carrier that agencies can rely on to serve their communities.

•	Commitment to products and services needed to serve agency clients — the policyholders. For example, the company’s commercial lines business offers three-year policy terms for some insurance coverages, a key competitive strategy. Although the company offers three-year terms, many policies are adjustable at anniversary for the subsequent annual period, and may be cancelled at any time at the discretion of the policyholder. Additionally, the company’s products are structured to allow many coverages to be combined in a single package with a single expiration date. The package approach brings policyholders convenience, discounts and a reduced risk of coverage gaps or disputes. At the same time, it increases account retention and saves time and expense, eliminating the need to enter duplicate information and process multiple documents.

•	Superior claims service. Agencies generally have authority to pay first-party claims immediately up to $2,500. Locally based claims representatives are assigned to specific agencies. The company believes the higher level of service provided by claims representatives familiar with an agency and its policyholders provides it with a competitive advantage.

•	Improved service to and communication with agencies through an expanding portfolio of software. In 2003, WinCPP™, an online system for commercial policy rating, expanded to 10 states; CMS™, a new claims management system, rolled out to all headquarters and field claims staff; Diamond, an online personal lines processing system already implemented in Kansas, moved closer to deployment in larger states; and development is underway for a new Web-based commercial lines processing system. In all cases, the objective is to enhance the level of personal service that the company delivers by automating office functions.

•	Programs to support agency growth. These include education programs for agents and staff and financing for buildings and equipment. In 2003, the insurance subsidiaries augmented ongoing training programs with a number of special events, including seminars held around the country to encourage cross-serving our policyholders by expanding awareness of the company’s broad portfolio of products among producing agents. CFC Investment Company offers convenient equipment and vehicle leases and loans for independent insurance agencies, their commercial clients and other businesses and also provides commercial real estate loans to agencies to help them operate and expand their businesses.

Insurance companies are rated on their financial strength and claims-paying ability, providing consumers with comparative information. Among other factors, independent ratings organizations focus on items such as results of operations, capital resources and minimum policyholders’ surplus requirements as well as qualitative analysis. While management believes its financial position will continue to be strong, the independent rating agencies could change their criteria or the company’s ratings based on their ongoing reviews.

     The company’s current financial strength ratings are summarized as follows:

•	In November 2002, A.M. Best Co. affirmed its top A++ (superior) financial strength ratings and stable outlook for the company’s property casualty group and subsidiaries. A.M. Best cited the company’s superior capitalization, sustained profitability and benefits from its long-standing independent agency strategy. A.M. Best said these strengths are somewhat offset by the company’s common stock leverage, continued stockholder dividends and robust reserves with redundancies below historic levels. The Cincinnati Insurance Companies are one of only 21 insurance groups, out of 1,087 groups reviewed by the agency and given a rating, to receive an A++ (superior) rating from Best. Each of the company’s property casualty subsidiaries also is separately rated A++ (superior).

•	In May 2002, Fitch Ratings announced an initial rating of AA (very strong) with a stable outlook based on the company’s strong financial condition and excellent financial flexibility. Fitch commented that the property casualty operation is defined by strong profitability, which is derived in part by above-average premium growth relative to its peers and strong capitalization at the operating level. The rating also considers the company’s significant investment concentration in common stocks.

•	In November 2002, Moody’s Investors Service reaffirmed its Aa3 ratings of the property casualty subsidiaries, noting key factors including the company’s sound balance sheet, conservative leverage profile and sizable capital base. Moody’s noted that the company’s pricing and underwriting initiatives should continue to offset large loss severity trends, which are closely monitored by the company. Other challenges include the risks inherent in the company’s investment strategy, which is concentrated in a limited number of equities, and continued development to replace technology systems that lag companies of comparable size. Following the company’s announcement of year-end 2003 results, Moody’s noted that the company’s sound capitalization and earnings improvements continue to support their ratings and stable outlook.

•	In November 2003, Standard & Poor’s Ratings Services re-affirmed its AA- (very strong) ratings and changed its outlook to negative. The AA- rating applies to each insurance subsidiary based on the company’s strong, competitive business position, high business persistency, strong capitalization and extremely strong financial flexibility. Standard & Poor’s noted these factors are countered by the company’s aggressive investment strategies and relatively slow response to significant market changes. In changing its outlook, Standard & Poor’s expressed concerns about the slow recovery of the company’s homeowner business line and the company’s approach to equity investing.

While the potential for volatility exists due to the company’s catastrophe exposures, investment philosophy and bias towards incremental change, the ratings agencies consistently have asserted that the company has built appropriate financial strength and flexibility to manage that volatility and seek higher long-term returns for shareholders. Management remains committed to strategies that emphasize long-term stability instead of quickly reacting to changes in market conditions to obtain short-term benefits.

Consistently high rankings in agent and consumer satisfaction surveys also demonstrate the company’s market position. Most recently, in a November 2003 survey of the Professional Insurance Agents of Ohio, the company ranked among the highest in contact time and fairness of claims handling, in approachability and confidence of company management and in field marketing support. Cincinnati was named the agents’ top-choice carrier for commercial auto business in a June 2003 survey by Crittenden’s Property/Casualty Ratings™, which asked insurance agents to compare insurers’ accessibility and timely response, premium pricing, efficiency and fairness of claims payments.

In a 2003 study, Ward Group again named Cincinnati Insurance to its annual lists of the top 50 property casualty and life/health insurers in America. The Ward’s 50 names companies that over the past five years have excelled in balancing performance with policyholder safety. Cincinnati is one of only eight property casualty insurers that have qualified for the list in each of its 13 years.

Property Casualty Loss and Loss Expense Reserves

When claims are made by or against policyholders, any amounts that the company’s property casualty operations pay or expect to pay to the claimant are termed losses. The costs of investigating, resolving and processing these claims are termed loss expenses. The consolidated financial statements include property casualty loss and loss expense reserves that estimate the costs of paying claims incurred through December 31 of each year. The reserves include estimates for claims that have been reported and estimates for claims that have been incurred but not yet reported, along with estimates of loss expenses associated with processing and settling those claims. The various estimates are developed based on individual claim evaluations and statistical projections. Loss reserves are reduced by the estimated amount of salvage and subrogation.

While the company believes that reported reserves are sufficient for all unpaid loss and loss expense obligations, the estimation process involves uncertainty by its very nature. The estimates are continually reviewed, and as facts regarding individual claims develop and new information becomes known, the reserve is adjusted as necessary. Adjustments due to loss development for prior years are reflected in the calendar year in which they are identified. Item 7, Property Casualty Loss and Loss Expense Reserves, Page 18, includes more information about the process used to analyze potential losses and establish reserves.

The anticipated effect of inflation is implicitly considered when estimating reserves for loss and loss expenses. While anticipated price increases due to inflation are considered in estimating the ultimate claim costs, the increase in average severity of claims is caused by a number of factors that vary with the individual type of policy written. Average severity is based on historical trends adjusted for anticipated changes in underwriting standards, policy provisions and general economic trends. These trends are monitored based on actual development. The company does not discount any of its property casualty loss and loss expense reserves.

Loss and Loss Expense Reserves by Line of Business

	Years ended December 31,
		Percent		Percent
(In millions)	2003	of total	2002	of total

Commercial multi-peril	$705	20.8	$624	19.8
Workers compensation	563	16.6	523	16.6
Commercial auto	385	11.4	386	12.3
Other liability	774	22.9	734	23.3
Personal auto	224	6.6	202	6.4
Homeowners	94	2.8	99	3.2
All other lines of business	641	18.9	582	18.4

Total	$3,386	100.0	$3,150	100.0

A reconciliation of the beginning and ending balances of the company’s reserve for losses and loss expenses at December 31, 2003, 2002 and 2001 is presented in Note 4 to the Consolidated Financial Statements, Page 64. The reconciliation of the December 31, 2002 beginning reserve balance and net incurred losses one year later recognizes approximately $80 million in redundant reserves. The redundancy was partially due to the recovery of $38 million Ohio uninsured motorist/underinsured motorist reserves as discussed in Item 7, Property Casualty Loss and Loss Expense Reserves, Page 25.

Development of Loss and Loss Expenses

	Calendar year ended December 31,

(In millions)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003

A. Originally reported reserves for unpaid loss and loss expenses:
Gross of reinsurance	$1,365	$1,510	$1,690	$1,824	$1,889	$1,978	$2,093	$2,401	$2,865	$3,150	$3,386
Reinsurance recoverable	72	78	109	122	112	138	161	219	513	542	541

Net of reinsurance	$1,293	$1,432	$1,581	$1,702	$1,777	$1,840	$1,932	$2,182	$2,352	$2,608	$2,845

B. Cumulative net paid as of:
One year later	$343	$368	$395	$453	$499	$522	$591	$697	$758	$799
Two years later	538	578	630	732	761	853	943	1,116	1,194
Three years later	663	709	801	884	965	1,067	1,195	1,378
Four years later	734	802	881	992	1,075	1,207	1,327
Five years later	788	847	946	1,049	1,152	1,283
Six years later	814	885	977	1,093	1,205
Seven years later	838	902	1,009	1,123
Eight years later	848	926	1,031
Nine years later	866	943
Ten years later	880
C. Net reserves re-estimated as of:
One year later	$1,200	$1,306	$1,429	$1,582	$1,623	$1,724	$1,912	$2,120	$2,307	$2,528
Two years later	1,116	1,220	1,380	1,470	1,551	1,728	1,833	2,083	2,263
Three years later	1,067	1,214	1,279	1,405	1,520	1,636	1,802	2,052
Four years later	1,067	1,131	1,236	1,380	1,465	1,615	1,771
Five years later	1,103	1,106	1,227	1,326	1,466	1,608
Six years later	1,005	1,091	1,189	1,333	1,463
Seven years later	997	1,060	1,205	1,333
Eight years later	978	1,091	1,210
Nine years later	1,010	1,095
Ten years later	1,015
D. Cumulative net redundancy as of:
One year later	$93	$126	$152	$120	$154	$116	$20	$62	$45	$80
Two years later	177	212	201	232	226	112	99	99	$89
Three years later	226	218	302	297	257	204	130	130
Four years later	226	301	345	322	312	225	161
Five years later	190	326	354	376	311	232
Six years later	288	341	392	369	314
Seven years later	296	372	376	369
Eight years later	315	341	371
Nine years later	283	337
Ten years later	278
Net liability re-estimated-latest	$1,015	$1,095	$1,210	$1,333	$1,463	$1,608	$1,770	$2,052	$2,263	$2,528
Re-estimated recoverable-latest	162	165	167	159	166	193	202	233	524	568

Gross liability re-estimated-latest	$1,177	$1,260	$1,377	$1,492	$1,629	$1,801	$1,972	$2,285	$2,787	$3,096

Cummulative gross redundancy	$188	$250	$313	$332	$260	$177	$121	$116	$78	$54

Differences between the property casualty reserves reported in the accompanying consolidated balance sheets (prepared in accordance with accounting principles generally accepted in the United States of America — GAAP) and those same reserves reported in the annual statements (filed with state insurance departments in accordance with statutory accounting practices — SAP), relate principally to the reporting of reinsurance recoverables, which are recognized as receivables for GAAP and as an offset to reserves for SAP.

The table above shows the development of the estimated reserves for loss and loss expenses for the years prior to 2003:

•	Section A shows the total property casualty loss and loss expense reserves recorded at the balance sheet date for each of the indicated calendar years on a gross and net basis. Those reserves represent the estimated amount of loss and loss expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to the company.

•	Section B shows the cumulative net amount paid with respect to the previously recorded reserve as of the end of each succeeding year. For example, as of December 31, 2003, the company had paid $880 million of loss and loss expenses that have been incurred after 1993; thus an estimated $135 million of losses incurred as of the end of 1993 remain unpaid as of year-end 2003.

•	Section C shows the re-estimated amount of the previously reported reserve based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

•	Section D, cumulative net redundancy, represents the aggregate change in the estimates for all years subsequent to the year the reserves were initially established. For example, reserves established at December 31, 1993 had developed a $278 million redundancy over 10 years, net of reinsurance, which has been reflected in income over the 10 years. The effects on income in 2003, 2002 and 2001 of changes in estimates of the reserves for loss and loss expenses for all accident years are shown in the reconciliation above.

In evaluating this information, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of deficiency or redundancy related to losses settled in 2003 but incurred in 1997 will be included in the cumulative deficiency or redundancy amount for 1998 and each subsequent year. In addition this table presents calendar year data, not accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that have affected development of the reserve in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this data.

Commercial Lines Property Casualty Insurance Segment

The commercial lines property casualty insurance segment contributed $1.908 billion in net earned premiums to the company’s total revenues and $167 million of income before income taxes in 2003. The company markets its full complement of commercial products in all 963 independent agencies and all 31 states in which it markets property casualty insurance. The company’s emphasis is on providing products that agents can market to small- to mid-size businesses in their communities.

Commercial lines net earned premiums grew 10.8 percent in 2003 and 18.6 percent in 2002. In 2003, Illinois, Indiana, Michigan, Ohio and Pennsylvania, each with at least $100 million in agency earned premium, generated 50.8 percent of commercial lines premiums compared with 51.7 percent in the prior year. In these states, agency earned premiums grew 12.0 percent, or $108 million, in 2003 compared with 16.1 percent, or $125 million, in 2002. Ohio, where the company has 187 independent agencies, accounted for 19.4 percent of commercial lines earned premiums, versus 19.8 percent in 2002. In the remaining 26 states, agency earned premiums grew 16.3 percent and 9.0 percent, or $137 million and $133 million, in 2003 and 2002, respectively.

Four business lines — commercial multi-peril, workers compensation, commercial automobile and other liability — account for approximately 90 percent of commercial lines earned premiums.

•	Commercial multi-peril provides a combination of property and liability coverage, typically for small- to mid-size businesses. Property insurance covers damages such as those caused by fire, wind, hail, water, theft, vandalism and business interruption resulting from a covered loss. Liability coverage insures businesses against third-party liability from accidents occurring on their premises or arising out of their operations, such as injuries sustained from products sold.

•	Workers compensation covers employers for specified benefits payable under state or federal law for workplace injuries to employees.

•	Commercial auto covers businesses against losses incurred from personal medical payments, uninsured motorists, bodily injury to third parties, property damage to an insured’s vehicle and property damage to other vehicles and property resulting from the ownership, maintenance or use of automobiles and trucks in a business.

•	Other liability includes commercial umbrella, commercial general liability and most executive risk policies, which cover liability exposures including bodily injury, directors and officers and employment practices, property damage arising from products sold and general business operations.

The remainder of commercial lines earned premiums was derived from a variety of other types of insurance products the company offers to commercial customers, including fiduciary and surety bonds and machinery and equipment policies.

Personal Lines Property Casualty Insurance Segment

The personal lines property casualty insurance segment contributed $745 million in net earned premiums to the company’s total revenues and a $27 million loss before income taxes in 2003. The company markets its full complement of personal lines products in 22 of the 31 states in which it markets commercial lines insurance and selected products within certain agencies in the nine remaining states.

Personal lines net earned premiums grew 11.2 percent in 2003 and 8.2 percent in 2002. In 2003, Alabama, Georgia, Illinois, Indiana, Michigan and Ohio, each with $35 million or more in agency earned premium, generated 72.8 percent of personal lines premiums, compared with 74.1 percent in 2002. In these states, agency earned premiums grew 8.3 percent, or $42 million, in 2003, versus 7.0 percent, or $33 million, in the prior year. Ohio, where the company has 182 independent agencies writing personal lines products, accounted for 38.2 percent of 2003 personal lines agency earned premiums compared with 39.5 percent in 2002. In the remaining 25 states, agency earned premiums grew 15.9 percent and 12.0 percent, or $28 million and $19 million, in 2003 and 2002, respectively.

The company markets homeowners and personal automobile insurance products through 639 of the 963 independent agencies that represent The Cincinnati Insurance Companies. The 324 agencies that do not sell these personal lines products either are located in states in which the company does not actively market these products or the company has determined, in conjunction with agency management, that the company’s personal lines products are not appropriate for their agencies at this time. Personal automobile accounted for 57 percent and homeowners accounted for 32 percent of personal lines earned premium in 2003.

•	Personal automobile covers liability to others for both bodily injury and property damage, medical payments to insureds and occupants of their vehicle, physical damage to an insured’s own vehicle from collision and various other perils, and uninsured motorists. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage.

•	Homeowners covers losses to dwellings and contents from a wide variety of perils, as well as liability arising out of personal activities both on and off the covered premises. The company also offers coverage for condominium unit owners and renters.

The remainder of personal lines earned premium was derived from a variety of other types of insurance products the company offers to individuals such as dwelling fire, inland marine, umbrella liability and watercraft coverages.

Life Insurance Segment

The life insurance segment contributed $97 million of the company’s total revenues and a $3 million loss before income taxes in 2003. The life insurance segment reported a loss because its investment income is included in investment segment results. See Item 7, Life Insurance, Page 36, for additional information regarding life insurance segment profitability.

The Cincinnati Life Insurance Company’s mission complements that of the overall company: to provide products and services that attract and retain high-quality independent agencies. The company primarily focuses on life products that produce revenue growth through a steady stream of premiums rather than seeking to accumulate assets through the sale of single-premium-type policies.

Cincinnati Life seeks to round and protect accounts in the property casualty agency and to improve account persistency. At the same time, the life operation looks to increase diversification, revenues and profitability for both the agency and the company. This strategy enhances the already strong relationship built by the combination of the property casualty and life companies.

Cincinnati Life seeks to become the life insurance carrier of choice for the independent agencies that work with the property casualty operations by providing competitive products, responsive underwriting, high quality service and reasonable commissions. At year-end 2003, approximately 86 percent of the company’s 963 property casualty agencies offered Cincinnati Life’s products to their policyholders. The life company also seeks to develop life business from other independent life insurance agencies in a manner that does not conflict with or compete with the property casualty agencies.

Four lines of business -term insurance, whole life insurance, universal life insurance and worksite products — account for approximately 85 percent of the life insurance segment’s revenues:

•	Term insurance — policies under which the benefit is payable only if the insured dies during a specified period of time or term; no benefit is payable if the insured survives to the end of the term. While premiums are fixed, they must be paid as scheduled. The proposed insured is evaluated using normal underwriting standards.

•	Whole life insurance — policies that provide life insurance for the entire lifetime of the insured; the death benefit is guaranteed never to decrease and premiums are guaranteed never to increase. While premiums are fixed, they must be paid as scheduled. The proposed insured is evaluated using normal underwriting standards.

•	Universal life insurance — long-duration life insurance policies. Contract assessments are neither fixed nor guaranteed; however, the contract does specify a minimum interest crediting rate and a maximum cost of insurance charge and expense charge. Premiums are not fixed and may be varied by the contract owner. The proposed insured is evaluated using normal underwriting standards.

•	Worksite products — term insurance, whole life insurance and universal life insurance offered to employees through their employer. Premiums are collected by the employer using payroll deduction. Polices are issued using a simplified underwriting approach and for smaller face amounts than similar regularly underwritten policies. Term and worksite insurance products provide the company’s property casualty agency force with excellent cross serving opportunities for both commercial and personal accounts. Agents find that offering worksite marketing to employees of their small commercial accounts provides a benefit to the employees at low cost to the employer.

In addition, Cincinnati Life markets:

•	Disability income insurance — provides monthly benefits to offset the insured’s loss of income when he or she is unable to work due to accident or illness.

•	Deferred annuities — provides regular income payments that commence after the end of a specified period or when the annuitant attains a specified age. During the deferral period, any payments made under the contract accumulate at an annually determined crediting rate declared by the company but not less than a contract-specified guaranteed minimum rate of interest of 3 percent to 5 percent. A deferred annuity may be surrendered during the deferral period for a cash value equal to the accumulated payments plus interest less a surrender charge.

•	Immediate annuities — provides some combination of regular income and lump sum payments in exchange for a single premium. Most of the immediate annuities written by the life insurance segment are purchased by the company’s property casualty companies to settle a casualty claim.

In 2003, the life insurance segment stopped offering long-term care insurance to concentrate on its traditional life insurance products.

Cincinnati Life is a financially strong and stable life insurance company. Cincinnati Life’s statutory adjusted risk-based surplus increased 5.5 percent to $443 million at December 31, 2003, from $420 million a year earlier. Liabilities as a percentage of adjusted statutory surplus, a key measure of life insurance company capital strength, was 39.2 percent at year-end 2003 compared with an estimated industry average of 10.2 percent. A.M. Best — A+ (Superior), Fitch — AA (Very Strong) and Standard & Poor’s - AA- (Very Strong, negative outlook) maintained their ratings for Cincinnati Life in 2003.

Investments Segment

Strategy

The investment segment contributed $424 million of the company’s total revenues in 2003, primarily from net investment income and realized investment gains and losses from investment portfolios managed for the holding company and each of the operating subsidiaries. It contributed $381 million of income before income taxes, or 88.5 percent of total income before income taxes, primarily investment segment revenues less interest credited to contract holders (interest assumed in life insurance policy reserve calculations).

While the company seeks to generate an underwriting profit in its property casualty and life segments, it is the investment segment that historically has provided the primary source of profits and contributed to the company’s financial strength, driving long-term growth in shareholders’ equity and book value.

Under the direction of the investment committee of the board of directors, the company’s analysts and portfolio managers seek to balance current investment income opportunities and long-term appreciation so that current cash flows can be compounded to achieve above-average long-term total return.

While focused on long-term total return, the company maintains liquidity to meet both its immediate and long-range insurance obligations with the purchase and maintenance of medium-risk fixed-maturity and equity securities. In recent years, the company has taken into account the trend toward a flatter corporate yield curve and an overall decline in credit quality by purchasing higher-quality corporate bonds with shorter maturities as well as tax-exempt municipal bonds and U.S. agency paper. The company’s focus on long-term total return may result in variability in the level of realized and unrealized investment gains or losses from one period to the next.

Over the long term, unrealized gains in the investment portfolio (accumulated other comprehensive income) from appreciation and investment of cash flows, has led to year-end 2003 shareholders’ equity of $2.917 billion at the holding company level. This gives management flexibility to support the capitalization policies for the subsidiaries, improving the ability of the insurance companies to write additional premiums. For the property casualty operations, the long-term appreciation has contributed to shareholders’ equity of $2.360 billion at year-end 2003 and a ratio of property casualty written premiums to statutory surplus of 1.0-to-1 compared with an estimated industry average of 1.3-to-1.

In preparing the Consolidated Financial Statements, convertible securities are included in Fixed-maturities or Equity Securities, based on the characteristics of the underlying security (bond or preferred stock). When monitoring and evaluating investment operations results, the company broadly categorizes investments as Fixed-income Securities, which includes investment-grade corporate bonds, high-yield corporate bonds and tax-exempt municipal bonds, and Equity and Equity-linked Securities, which includes common stocks and all convertible securities.

At year-end 2003 and 2002, these five classes of assets accounted for the following:

	Years ended December 31,
	2003		2002

(Dollars in millions)	Book value	Market value	Book value	Market value

Investment-grade corporate bonds	$1,873	$2,011	$1,398	$1,492
High-yield corporate bonds	505	537	693	629
Tax-exempt municipal bonds	1,181	1,258	1,055	1,112
Common stocks	2,174	8,160	1,958	7,464
Convertible securities	423	483	491	492

Total	$6,156	$12,449	$5,595	$11,189

Fixed-Income Securities

By maintaining a well diversified, fixed-income portfolio, the company attempts to reduce overall credit risk. With the exception of U.S. agency paper, no individual fixed-income issuer’s securities account for more than 2 percent of the fixed-income portfolio. For the insurance companies’ portfolios, strong emphasis is placed on purchasing current income-producing securities.

•	Investment-grade corporate bonds have a Moody’s rating at or above Baa 3 or a Standard & Poor’s rating at or above BBB-. The company seeks to balance current income with potential changes in market value as well as changes in credit risk when determining whether or not to hold these securities to maturity.

•	High-yield corporate bonds have a Moody’s rating below Baa 3 or a Standard & Poor’s rating below BBB- or are non-rated. The company’s strong capital position provides the flexibility to invest in these securities in addition to investment-grade corporate bonds. While such investments tend to have higher yields, they are inherently more risky, as their ratings indicate with a higher potential for default by the issuer. Historically, they have contributed positively to investment income and, in general, are less sensitive to interest rate fluctuations. Similar to investment-grade bonds, the company seeks to balance current income with potential changes in market value as well as changes in credit risk when determining whether or not to hold these securities to maturity. This security class is closely monitored for selective buying opportunities, but more importantly for changes in the market that may negatively impact existing holdings. See Item 7(a), Potential Impairments, Page 49, for further discussion.

•	Tax-exempt municipal bonds are exempt from federal taxes, a feature the company continues to find attractive. The company invests in a blend of tax-exempt and taxable fixed-maturity securities, however, because of alternative minimum tax effects. The company traditionally has purchased municipal bonds focusing on essential services, such as schools, sewer, water or others. While no single municipal issuer accounts for more than 2 percent of the tax-exempt municipal bond portfolio, concentrations within individual states can be high. Holdings in five states — Indiana, Illinois, Missouri, Ohio and Texas — account for approximately 67 percent of the municipal bond portfolio.

Equity and Equity-linked Securities

The company’s equity and equity-linked portfolio includes a core group of common stocks that the company can monitor closely to gain an in-depth understanding of their organization and industry. It also includes a broader group of smaller positions in common stocks and convertible securities, creating trading flexibility and other risk management advantages. The company’s portfolio of equity investments had an average dividend yield-to-cost of 9.1 percent at December 31, 2003.

•	Common stocks — Approximately 56 percent of the common stock (measured by market value) is held at the parent company level. Common stock investments generally are securities with annual dividend yields of 1.5 percent to 3.0 percent and histories of dividend increases. Other criteria include increasing sales and earnings, proven management and a favorable outlook.

When investing in common stock management seeks to identify companies in which it can accumulate more than 5 percent of their common stock. There also is a core group of 15 common stocks in which the company holds a market value of at least $100 million, including five of the six investments where the company holds more than 5 percent of the common stock. While this emphasis on a small group of equities and long-term investment horizon has resulted in significant concentrations within the portfolio, the company has followed this buy-and-hold strategy for many years, resulting in significant accumulated unrealized appreciation within the equity portfolio. At year-end 2003, the largest industry concentrations within these large common equity holdings were the financials sector at 71.7 percent of total market value and the healthcare sector at 7.8 percent of total market value.

Common Stock Holdings

	As of and for the year ended December 31, 2003
				Earned	Earned
	Actual	Fair	Percent of	dividend	dividend to
(Dollars in millions)	cost	value	fair value	income	fair value

Fifth Third Bancorp	$283	$4,301	52.7%	$82	1.9%
ALLTEL Corporation	119	614	7.5	19	3.2
National City Corporation	255	418	5.1	15	3.8
ExxonMobil Corporation	133	367	4.5	9	2.4
The Procter & Gamble Company	94	279	3.4	5	1.8
Wyeth	115	265	3.3	6	2.2
The PNC Financial Services Group	62	258	3.2	9	3.7
FirstMerit Corporation	95	201	2.5	8	3.8
Merck and Co., Inc.	144	158	1.9	5	3.2
U.S. Bancorp	91	149	1.8	4	2.4
Sky Financial Group, Inc.	91	121	1.5	4	3.2
Piedmont Natural Gas Company	51	110	1.3	4	3.8
Wells Fargo and Company	44	108	1.3	2	3.1
Johnson & Johnson	101	107	1.3	1	1.9
Alliance Capital Management Holding L.L.P.	53	107	1.3	6	6.8
All other common stock holdings	443	597	7.4	18	3.6

Total	$2,174	$8,160	100.0%	$197	2.3

•	Convertible securities — For more than 30 years, the company has invested in convertible bonds and convertible preferred stocks. These securities are the primary trading vehicle in the portfolio. Management believes the conversion features enhance the overall value of the security and does not believe that investments in convertible securities pose any significant risk to the company or its portfolio due to their characteristics. As a class, convertible securities tend to be less sensitive to interest rate changes than fixed-rate securities and less sensitive to market conditions than common stocks.

Additional information regarding the composition of investments is included in Note 2 to the Consolidated Financial Statements, Page 62.

Regulations

State Regulation

Insurance Holding Company Regulation

The company’s subsidiaries primarily engage in the property casualty insurance business, and secondarily in the life insurance business, both subject to regulation as an insurance holding company system by the State of Ohio, the domiciliary state of the company and its insurance subsidiaries. Such regulation requires that each insurance company in the system register with the department of insurance of its state of domicile and annually furnish financial and other information about the operations of the individual companies within the holding company system. All transactions within a holding company affecting insurers must be fair and equitable. Notice to the insurance commissioner is required prior to the consummation of transactions affecting the ownership or control of an insurer and prior to certain material transactions between an insurer and any person or entity in its holding company. In addition, some of those transactions cannot be consummated without the commissioner’s prior approval.

Subsidiary Dividends

The dividend-paying capacity of the company’s insurance subsidiary is regulated by the laws of Ohio, the domiciliary state. The insurance subsidiary must provide a 10-day advance informational notice to the Ohio insurance department prior to payment of any dividend or distribution to its shareholders. Ordinary dividends must be paid from earned surplus, which is the amount of unassigned funds set forth in the insurance subsidiary’s most recent statutory financial statement.

Prior approval by the Ohio Department of Insurance is required before the payment of an extraordinary dividend to shareholders. Declaration of any extraordinary dividend or distribution is conditional, conferring no rights upon shareholders until 30 days after the superintendent of insurance receives notice of the declaration and either has not disapproved it or has affirmatively approved it. Extraordinary dividends or distributions include cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of the net income for the preceding calendar year or 10 percent of the policyholders’ surplus as of the last day of the preceding calendar year. Any dividend or distribution paid from other than earned surplus also is considered an extraordinary dividend or extraordinary distribution.

See Note 8 to the Consolidated Financial Statements, Page 65, for information concerning dividends paid by its insurance subsidiary in the year 2003.

Insurance Operations

The company’s insurance subsidiaries are subject to licensing and supervision by departments of insurance in the states in which they do business. The nature and extent of such regulations vary, but generally have their source in statutes that delegate regulatory, supervisory and administrative powers to state insurance departments. Such regulations, supervision and administration of the insurance subsidiaries include, among others, the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitations on investments; deposits of securities for the benefit of policyholders; regulation of policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; requirements regarding reserves for unearned premiums, losses and other matters; the nature of and limitations on dividends to policyholders and shareholders; the nature and extent of required participation in insurance guaranty funds; and the involuntary assumption of hard-to-place or high-risk insurance business, primarily workers compensation insurance.

Loss ratio trends in property casualty insurance operations may be improved by actions such as changing the amounts or kinds of coverages provided by policies, providing loss prevention and risk management services, increasing premium rates, purchasing reinsurance or combining these and other actions. The ability of the insurance subsidiaries to respond to emerging adverse underwriting trends may be delayed, from time to time, by the effects of laws that require prior approval by insurance regulatory authorities of changes in policy forms and premium rates or that restrict the ability to cancel or non-renew insurance policies.

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which the associations may assess life and property casualty insurers doing business in the state for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the insurer’s proportionate share of business written by all member insurers in the state. Assessments to the company’s insurance subsidiaries were $2 million and $9 million, net of refunds, in 2003 and 2002, respectively. The company cannot predict the amount and timing of any future assessments on its insurance subsidiaries under these laws.

Shared Market and Joint Underwriting Plans

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

Statutory Accounting

For public reporting, insurance companies prepare financial statements in accordance with GAAP. However, certain data also must be calculated according to statutory accounting rules as defined in the National Association of Insurance Commissioners’ (NAIC) Accounting Practices and Procedures Manual.

While not a substitute for any GAAP measure of performance, statutory data frequently is used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies. When appropriate, the company uses statutory data to analyze trends or make comparisons to industry performance. Estimated industry data is referenced from materials presented on a statutory basis by A.M. Best, a leading insurance industry analytical and financial strength rating organization. Statutory data for the company is labeled as such; all other company data is presented on a GAAP basis.

The NAIC adopted the Codification of Statutory Accounting Principles (Codification) in March 1998. Codification, which standardizes regulatory accounting and reporting to state insurance regulators, became effective January 1, 2001. Codification now is incorporated into the NAIC Accounting Practices and Procedures Manual. The effects of the company’s adoption of Codification, effective January 1, 2001, are discussed below.

Codification of Statutory Accounting Practices

The effect of adopting Codification is reported as a cumulative-effect type change in accounting principles for the company’s insurance subsidiaries’ statutory financial statements as of January 1, 2001. This means that the January 1, 2001, balances of the insurance subsidiaries’ statements of admitted assets, liabilities, capital and surplus were adjusted to the amounts that would have been reported had Codification been in effect since the subsidiaries began operations. Accordingly, there were significant changes to the statutory surplus on January 1, 2001. For the property casualty companies, a net decrease in surplus of $392 million resulted from: deferred tax assets of $314 million, consisting primarily of taxes on the timing of loss reserves and unearned premiums; deferred tax liabilities of $701 million, comprised mainly of taxes on net unrealized gains; guaranty fund assessments and premium tax liabilities of $11 million; and earned-but-unbilled premium receivables of $6 million. For the life company, deferred tax liabilities of $62 million, comprised mainly of taxes on net unrealized gains, resulted in a corresponding decrease in surplus on January 1, 2001.

Additionally, prior to 2001, the company’s property casualty insurance subsidiaries recognized written premiums as they were billed throughout the policy period, which was a previously acceptable method. Beginning on January 1, 2001, the subsidiaries began recognizing written premiums on an annualized basis at the effective date of the policy as required by Codification. This method of recognizing written premiums had no effect on earned premiums. To account for unbooked premiums related to policies with effective dates prior to January 1, 2001, the company recorded a written premium adjustment on January 1, 2001, of $402 million that appeared in the 2001 statutory financial reports submitted to insurance regulatory authorities. Since this adjustment affected written premiums only and was one-time in nature, it has been excluded from comparisons of statutory written premiums between 2003, 2002 and 2001 in this report. Written premiums for 2000 presented in this report have been reclassified to conform with the 2001 presentation based on policy contract periods; information was not readily available to reclassify earlier years’ statutory data.

Insurance Reserves

State insurance laws require that insurance subsidiaries analyze the adequacy of reserves annually. The company’s outside actuaries must submit an opinion that reserves are adequate for policy claims-paying obligations and related expenses.

Risk-Based Capital Requirements

The NAIC’s risk-based capital (RBC) requirements for property casualty and life insurers serve as an early warning tool for the NAIC and the state regulators to identify companies that may be undercapitalized and may merit further regulatory action. The ratio of a company’s actual policyholders’ surplus to its minimum capital requirement determines whether any state regulatory action is required. At December 31, 2003, the company’s lead insurance subsidiary and each of its subsidiaries had more than sufficient capital to meet the RBC minimum requirements and had excess capacity beyond these requirements to write additional premiums.

Federal Regulation

Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact. Some of the current and proposed federal measures that may significantly affect the company’s business are discussed below.

The Terrorism Risk Insurance Act of 2002 (TRIA), signed into law on November 26, 2002, provides a temporary federal backstop for losses related to the writing of the terrorism peril in property casualty insurance policies. TRIA currently is scheduled to expire December 31, 2005. Under regulations promulgated under this statute, insurers are required to offer terrorism coverage for certain lines of property casualty insurance, including property, commercial multi-peril, fire, ocean marine, inland marine, liability, commercial auto, aircraft, surety and workers compensation. In the event of a terrorism event defined by TRIA, the federal government will reimburse terrorism claim payments subject to the insurer’s deductible. The deductible is calculated as a percentage of premiums written for the preceding calendar year. For 2003, the company’s deductible was $136 million. For 2004, the company’s deductible will be $199 million (10 percent of 2003 subject premiums); and for 2005, the deductible will be 15 percent of 2004 subject premiums.

The company’s life insurance subsidiary protects consumer health information pursuant to regulations promulgated under the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Regulations effective April 14, 2003, require health care providers such as doctors and hospitals, as well as health and long-term care insurers and health care clearinghouses, to institute physical and procedural safeguards to protect the health records of patients and insureds. Examples of mandated safeguards include requirements to send notices of the entity’s privacy practices to patients and insureds and to give patients and insureds the right to access and request amendments to their records. The insured’s authorization is required before a provider, insurer or clearinghouse can use health information for marketing and certain other purposes. Effective October 16, 2003, additional regulations require health plans to electronically transmit and receive standardized healthcare information. These rules and regulations minimally impact the company as its health insurance writings are limited to its self-funded health plan for company associates and a small number of run-off medical and hospital expense insurance policies. The company does not actively market medical and hospital expense insurance policies.

Item 2. Properties

Cincinnati Financial Corporation owns its headquarters building located on 75 acres of land in Fairfield, Ohio. This building contains approximately 615,000 square feet, of which approximately 5 percent is available for future CFC usage. John J. & Thomas R. Schiff & Co. Inc., a related party, occupies approximately 6,750 square feet (1 percent). The property, including land, is carried in the financial statements at $79 million as of December 31, 2003, and is classified as Property and equipment, net, for company use.

CFC Investment Company owns the Fairfield Executive Center, which is located on the northwest corner of its headquarters property in Fairfield, Ohio. This is a four-story office building containing approximately 96,000 square feet. CFC and its subsidiaries occupy approximately 85 percent of the building; unaffiliated tenants occupy approximately 10 percent; and approximately 5 percent is available for future CFC usage. The property is carried in the financial statements at $8 million as of December 31, 2003, and is classified as Property and equipment, net, for company use.

The Cincinnati Life Insurance Company owns a four-story office building in the Tri-County area of Cincinnati, Ohio. It contains approximately 102,000 rentable square feet. An unaffiliated tenant currently leases 100 percent of the building through January 31, 2005. This property is carried in the financial statements at $3 million as of December 31, 2003, and is classified as Other invested assets.

The company’s headquarters property is adequate and suitable for its business needs for at least the next two years. The company will determine the timeline for developing additional space at its headquarters location in 2004.

Item 3. Legal Proceedings

The Cincinnati Insurance Company is a defendant in Rochlin et al v. The Cincinnati Insurance Company, a conditionally certified Equal Pay Act collective action filed in December 2000 in the U.S. District Court for Southern Indiana on behalf of certain female employees in three departments of the company. In July 2003, the court decertified their Title VII class claim, permitting only the individual claims of named plaintiffs to proceed. The company denies the allegations of the suit and is vigorously defending this action.

The company is involved in no other material litigation other than routine litigation incident to the nature of its insurance business.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Cincinnati Financial Corporation had 11,616 direct shareholders of record as of December 31, 2003. Registered owners hold 29 percent of Cincinnati Financial Corporation’s outstanding shares. Many of the company’s independent agent representatives and most of the 3,720 associates of its subsidiaries own the company’s common stock. Common shares are traded under the symbol CINF on the Nasdaq National Market List. The common stock prices and dividend data below do not reflect the 5 percent stock dividend declared January 31, 2004, and payable June 15, 2004, to shareholders of record April 30, 2004.

(Source:Nasdaq National Market)	2003				2002
Quarter	1st	2nd	3rd	4th	1st		2nd		3rd		4th

High	$39.45	$39.36	$41.72	$41.91	$43.85		$47.30		$46.84		$40.24
Low	33.07	35.10	36.60	39.66	36.55		42.69		34.22		32.43
Period-end close	35.07	37.04	40.00	41.75	43.66		46.53		35.58		37.55
Cash dividends declared	0.25	0.25	0.25	0.25	0.22	¼	0.22	¼	0.22	¼	0.22	¼

CFC’s ability to pay cash dividends may depend on the ability of its subsidiary to pay dividends to the parent company. See Note 8 to the Consolidated Financial Statements, Page 65, for discussion of dividend restrictions at the insurance company subsidiaries.

Information regarding securities authorized for issuance under equity compensation plans appears in the Proxy Statement under “Equity Compensation Plan Information.” This portion of the Proxy Statement is incorporated herein by reference. Additional information with respect to options under the company’s equity compensation plans is available in Note 8 and Note 16 to the Consolidated Financial Statements, Pages 65 and 71.

Item 6. Selected Financial Data

	Years ended December 31,
(In millions except per share data)	2003		2002		2001	2000

Income Statement Data
Earned premiums	$2,748		$2,478		$2,152	$1,907
Investment income, net of expenses	465		445		421	415
Gross realized investment gains and losses	(41)		(94)		(25)	(2)
Total revenues	3,181		2,843		2,561	2,331
Net income	374		238		193	118

Net income per common share:
Basic	2.33		1.47		1.20	0.74
Diluted	2.31		1.46		1.19	0.73
Cash dividends per common share:
Declared	1.00		0.89		0.84	0.76
Paid	0.97	¼	0.87	¾	0.82	0.74

Shares outstanding Weighted average diluted	162		163		162	164

Balance Sheet Data
Invested assets	$12,527		$11,265		$11,571	$11,316
Deferred policy acquisition costs	372		343		286	259
Total assets	15,509		14,122		13,964	13,274
Loss and loss expense reserves	3,415		3,176		2,887	2,473
Life policy reserves	1,025		917		724	641
Long-term debt	420		420		426	449
Shareholders’ equity	6,204		5,598		5,998	5,995
Book value per share	38.69		34.65		37.07	37.26

Property Casualty Insurance Operations
Earned premiums	$2,653		$2,393		$2,073	$1,828
Investment income, net of expenses	245		234		223	223
Loss ratio	56.1%		61.5%		66.6%	71.1%
Loss expense ratio	11.6		11.4		10.1	11.3
Expense ratio	27.0		26.8		28.2	30.4
Combined ratio	94.7%		99.7%		104.9%	112.8%

One-time charges or adjustments:

In 2003, as the result of a settlement negotiated with a vendor, pretax results included the recovery of $23 million of the $39 million one-time, pretax charge incurred in 2000.

In 2000, the company recorded a one-time charge of $39 million, pre-tax, to write down previously capitalized costs related to the development of software to process property casualty policies.

In 2000, the company earned $5 million in interest in the first quarter from a $303 million single-premium bank-owned life insurance (BOLI) policy booked at the end of 1999 that was segregated as a Separate Account effective April 1, 2000. Investment income and realized investment gains and losses from separate accounts generally accrue directly to the contract holder and, therefore, are not included in the company’s consolidated financials.

In 1993, results included a credit related to the method of accounting for income taxes to conform with Statement of Accounting Financial Standards No. 109 and a charge related to the effect of 1993 increases in income tax rates on deferred taxes recorded for various prior-year items.

	Years ended December 31,
(In millions except per share data)	1999		1998		1997		1996		1995		1994		1993

Income Statement Data
Earned premiums	$1,732		$1,613		$1,516		$1,423		$1,314		$1,219		$1,141
Investment income, net of expenses	387		368		349		327		300		263		239
Gross realized investment gains and losses	0		65		69		48		31		20		52
Total revenues	2,128		2,054		1,942		1,809		1,656		1,513		1,442
Net income	255		242		299		224		227		201		216

Net income per common share:
Basic	1.55		1.45		1.81		1.34		1.36		1.21		1.30
Diluted	1.52		1.41		1.77		1.31		1.33		1.18		1.27
Cash dividends per common share:
Declared	0.68		0.61	1/3	0.54	2/3	0.48	2/3	0.42	2/3	0.38	2/3	0.34
Paid	0.66	1/3	0.59	2/3	0.53	1/3	0.47	2/3	0.42		0.37	1/3	0.33	1/3

Shares outstanding Weighted average diluted	169		172		171		173		173		173		172

Balance Sheet Data
Invested assets	$10,194		$10,325		$8,797		$6,355		$5,536		$4,212		$4,117
Deferred policy acquisition costs	226		143		135		128		120		110		104
Total assets	11,795		11,484		9,867		7,397		6,439		5,037		4,888
Loss and loss expense reserves	2,154		2,055		1,937		1,881		1,744		1,552		1,403
Life policy reserves	885		536		482		440		403		370		346
Long-term debt	456		472		58		80		80		80		80
Shareholders’ equity	5,421		5,621		4,717		3,163		2,658		1,940		1,947
Book value per share	33.46		33.72		28.35		18.95		15.80		11.63		11.70

Property Casualty Insurance Operations
Earned premiums	$1,658		$1,543		$1,454		$1,367		$1,263		$1,170		$1,092
Investment income, net of expenses	208		204		199		190		180		162		153
Loss ratio	61.6%		65.4%		58.3%		61.6%		57.6%		63.3%		63.5%
Loss expense ratio	10.0		9.3		10.1		13.8		14.7		9.8		8.7
Expense ratio	28.6		29.6		30.0		28.2		27.8		27.8		28.5
Combined ratio	100.2%		104.3%		98.4%		103.6%		100.1%		100.9%		100.7%

[This Page Intentionally Left Blank]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion highlights significant factors influencing the consolidated results of operations and financial position of Cincinnati Financial Corporation (CFC). It should be read in conjunction with Item 6, Selected Financial Data, Pages 14 and 15 and Item 8, Consolidated Financial Statements and related Notes, beginning on Page 58.

Among the various factors that influence the consolidated results of operations and financial position of the company, management considers its relationships with independent agencies to be the most significant. To continue to achieve its performance targets, the company must maintain its strong relationships with the select group of agencies with which it does business, write a significant portion of each agency’s business and attract new agencies. The company seeks to be an indispensable partner in each agency’s success. The company measures its accomplishment of this objective based on being the largest or second largest carrier in each agency, either by dollars of premium or number of policies written, depending on the agency’s mix of business.

As described in the safe harbor statement below, some factors could affect relationships with its independent agencies and limit opportunities for growth. Management is responsible for monitoring and managing those risk factors. In Item 1, Business, Page 1, and the Results of Operations, Page 22, management covers factors that it believes ensure it can sustain its relationships with independent agencies. In addition, the Management’s Discussion and Analysis reviews other important factors relating to the outlook, including its investing and reserving philosophy.

Topics addressed in the Management’s Discussion and Analysis include:

10-K
Page
Critical Accounting Policies and Estimates	18
Results of Operations
Consolidated	22
Property Casualty Operations	24
Commercial Lines	27
Personal Lines	32
Life Insurance	36
Investments	38
Liquidity and Capital Resources
Cash Flow	42
Assets	43
Liabilities	45
Shareholders’ Equity	46

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk begins on 47.

Safe Harbor Statement

The following discussion contains certain forward-looking statements that involve potential risks and uncertainties. The company’s future results could differ materially from those discussed. Factors that could cause or contribute to such differences include, but are not limited to:

•	recession or other economic conditions resulting in lower demand for insurance products
•	unusually high levels of catastrophe losses due to changes in weather patterns, environmental events or other causes
•	increased frequency and/or severity of claims
•	events or conditions that could weaken or harm the company’s relationships with its independent agencies and limit opportunities for growth, including a downgrade of the company’s financial strength ratings, concerns that doing business with the company is too difficult or perceptions that the company’s level of service is no longer a distinguishing characteristic in the marketplace
•	delays in the development, implementation and benefits of technology enhancements
•	amount of reinsurance purchased and financial strength of reinsurers
•	inaccurate estimates or assumptions used for critical accounting estimates
•	sustained decline in overall stock market values negatively affecting the company’s equity portfolio, in particular a sustained decline in market value of Fifth Third Bancorp shares
•	events that lead to a significant decline in the market value of a particular security and impairment of the asset
•	decreased ability to generate growth in investment income
•	insurance regulatory actions, legislation or court decisions that increase expenses or place the company at a disadvantage in the marketplace
•	adverse outcomes from litigation or administrative proceedings

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

Critical Accounting Policies and Estimates

Cincinnati Financial Corporation’s financial statements are prepared using GAAP. These principles require management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ from those estimates.

The significant accounting policies used in the preparation of the financial statements are discussed in Note 1 to the Consolidated Financial Statements, Page 58. In conjunction with that discussion, material implications of uncertainties associated with the methods, assumptions and estimates underlying the company’s critical accounting policies are discussed below. The audit committee of the board of directors reviews the annual financial statements with management and the independent auditor. These discussions cover the quality of earnings, review of reserves and accruals, reconsideration of the suitability of accounting principles, review of highly judgmental areas including critical accounting policies, audit adjustments and such other inquiries as may be appropriate.

Property Casualty Insurance Loss Reserves

The most significant estimates relate to the company’s reserves for property casualty loss and loss expenses. Insurance loss reserves are affected directly by management’s reserving philosophy. Management bases the estimates on company experience and information from internal analysis, and obtains additional information from consulting outside actuaries.

Reserve estimates are established for the total of unpaid loss and loss expenses, including estimates for claims that have been reported, estimates for claims that have been incurred but not yet reported and estimates of loss expenses associated with processing and settling those claims. Reserves are allocated to various lines of business. For reported claims, management establishes case reserves within the parameters of coverage provided in the policy. For claims incurred but not yet reported, management uses a variety of tools, including actuarial and statistical analysis, to estimate reserves. Loss reserves are reduced by the estimated amount of salvage and subrogation.

At year-end 2003, the total reserve balance, net of reinsurance, was $2.845 billion compared with $2.608 billion at year-end 2002 and $2.352 billion at year-end 2001. See Note 4 to the Consolidated Financial Statements, Page 64, for a reconciliation of property casualty reserve balances with the loss and loss expenses liability on the balance sheet. The increase in reserves in each year reflected the increases in policies and coverage in force, loss development reflecting the trend toward larger average losses and management’s conclusions regarding adequate reserve levels. Management believes that the stability of the company’s business makes its historic data the most important source for establishing adequate reserve levels. Traditionally, management and the outside actuaries have conducted a thorough evaluation in the calendar fourth quarter of the adequacy of reserves as of the end of the third quarter of each year. As a result, the most significant variation in reserves traditionally has been implemented in the fourth quarter. In the quarters following, less detailed but continuous reviews of reserve adequacy are made and any resulting adjustments are reflected in that quarter’s results. In 2004 and beyond, management plans to conduct more extensive analysis of reserve adequacy each quarter.

While the company believes that reported reserves make a reasonable provision for all unpaid loss and loss expense obligations, the estimation process involves a number of variables and assumptions. Management believes this uncertainty is mitigated by the historic stability of the company’s book of business and by its continuous review of estimates. As experience develops and new information becomes known, the reserve is adjusted as appropriate. In this process, the company monitors trends in the industry, relevant court cases, legislative activity and other current events in an effort to ascertain new or additional exposures to loss. If management determines that reserves established in prior years were not sufficient or were excessive, the change is reflected in current year results.

The company’s outside actuary provides management with an opinion regarding the acceptable range for adequate statutory reserves based on generally accepted actuarial guidelines. Historically, the company has established adequate reserves in the upper half of the actuary’s range. This approach has resulted in recognition of reserve redundancies in each of the past 10 years, which moderated beginning in 2000. Modestly redundant reserves support the company’s business strategy to retain high financial strength ratings and remain a market for agencies’ business in all market conditions.

The outside actuary’s range for adequate statutory reserves, net of reinsurance, was $2.696 billion to $2.906 billion for 2003; $2.492 billion to $2.674 billion for 2002; and $2.267 billion to $2.429 billion for 2001. The assumptions used to establish the recommended ranges were consistent with prior year practices as described above and in Item 1, Property Casualty Loss and Loss Expense Reserves, Page 3.

Slowness to recognize or respond to new or unexpected loss patterns, such as those caused by the risk factors cited in the company’s safe harbor statement, could lead to a rise in reserves, which would lead to a higher loss and loss expense ratio; each percentage point increase in the loss and loss expenses ratio would reduce pre-tax income by $27 million based on 2003 earned premiums.

Highly Uncertain Exposures

In the normal course of its business, the company may provide coverage for exposures for which estimates of losses are highly uncertain. Most significant are catastrophic events. Due to the nature of these events, management is unable to predict precisely the frequency or potential cost of catastrophe occurrences. However, in an effort to control such losses, the company does not market property casualty insurance in California, reviews aggregate exposures to huge disasters and monitors its exposure in certain coastal regions. Analysis of a once-in-250-year event affirms the company has catastrophe exposure to:

•	hurricanes in the gulf and southeastern coastal regions

•	earthquakes in the New Madrid fault zone, which lies within the central Mississippi valley, extending from northeast Arkansas through southeast Missouri, western Tennessee and western Kentucky to southern Illinois

•	tornado, wind and hail in the Midwest, Southeast and mid-Atlantic regions

The company uses the Risk Management Solutions and Applied Insurance Research models to evaluate exposures and aid in determining appropriate reinsurance coverage programs. Reinsurance mitigates the risk of these highly uncertain exposures and limits the maximum net loss that can arise from large risks or risks concentrated in areas of exposure. In conjunction with these activities, the company also continues to explore and analyze credible scientific evidence, including the impact of global climate change, that may affect its exposure under insurance policies. Management’s decisions regarding the appropriate level of property casualty risk retention are affected by various factors, including changes in the company’s underwriting practices, capacity to retain risks and reinsurance market conditions. See Reinsurance, Page 26, for a discussion of the company’s 2004 reinsurance treaties.

Asset Impairment

Fixed-income and equity investments are the company’s largest assets. Certain estimates and assumptions made by management relative to investment portfolio assets are critical. The company’s asset impairment committee continually monitors investments and all other assets for signs of other-than-temporary and/or permanent impairment. Among other signs, the committee monitors significant decreases in the market value of the assets, changes in legal factors or in the business climate, an accumulation of costs in excess of the amount originally expected to acquire or construct an asset, uncollectability of all other assets, or other factors such as bankruptcy, deterioration of creditworthiness, failure to pay interest or dividends or signs indicating that the carrying amount may not be recoverable.

The application of the company’s impairment policy resulted in other-than-temporary impairment charges and write-offs of investments that reduced the company’s income before income taxes by $80 million, $98 million and $45 million in 2003, 2002 and 2001, respectively.

Other-than-temporary impairment in the value of securities is defined by the company as declines in valuation that meet specific criteria established in the asset impairment policy. Such declines often occur in conjunction with events taking place in the overall economy and market, combined with events specific to the industry or operations of the issuing corporation. These specific criteria include a declining trend in market value, the extent of the market value decline and the length of time the value of the security has been depressed, as well as subjective measures such as pending events and issuer liquidity. Generally, these declines in valuation are greater than might be anticipated when viewed in the context of overall economic and market conditions. See Investment Portfolio, Page 44, for information regarding valuation of the invested assets.

Impairment charges are recorded for other-than-temporary declines in value, if, in the asset impairment committee’s judgment, there is little expectation that the value will be recouped in the foreseeable future. The impairment policy defines a security as distressed when it is trading below 70 percent of book value or has a Moody’s or Standard & Poor’s credit rating below B3/B-. Distressed securities are monitored as potentially impaired. The security may be written down in the event of a declining market value for four consecutive quarters with quarter-end market value below 50 percent of book value, or when a security’s market value is 50 percent below book value for three consecutive quarters. A sudden and severe drop in market value that does not otherwise meet the above criteria is reviewed for possible immediate impairment. Not withstanding the above, the company’s portfolio managers constantly monitor the status of their assigned portfolios for indications of potential problems or issues that may be possible impairment issues. If a significant impairment indicator is noted, the portfolio managers even more closely scrutinize the security.

When evaluating other-than-temporary impairments, the committee considers the company’s ability to retain a security for a period adequate to recover a significant percentage of cost. Because of the company’s investment philosophy and strong capitalization, it can hold securities that have the potential to recover value until their scheduled redemption, when they might otherwise be deemed impaired. Investment assets that have already been impaired are evaluated based on their adjusted book value and further written down, if deemed appropriate. The decision to sell or write down an asset with impairment indications reflects, at least in part, management’s opinion that the security no longer meets the company’s investment expectations. See Item 7(a), Quantitative and Qualitative Disclosures About Market Risk, Page 47, for detailed information regarding securities trading in a continuous loss position at December 31, 2003. Other-than-temporary declines in the fair value of investments are recognized in net income as realized losses at the time when facts and circumstances indicate such write-downs are warranted.

Permanent impairment charges (write-offs) are defined as those for which management believes there is little potential for future recovery, for example, following the bankruptcy of the issuing corporation. These permanent declines in the fair value of investments are written off at the time when facts and circumstances indicate such write-downs are warranted, and they are reflected in realized losses.

Other-than-temporary and permanent impairments are distinct from the ordinary fluctuations seen in the value of a security when considered in the context of overall economic and market conditions. Securities considered to have a temporary decline would be expected to recover their market value or are fixed-income securities that the company intends to hold until maturity. Under the same accounting treatment as market value gains, temporary declines (changes in the fair value of these securities) are reflected on the company’s balance sheet in other comprehensive income, net of tax, and have no impact on reported net income.

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

The key assumptions used in developing the 2003 net pension expense were a 6.5 percent discount rate, an 8.0 percent expected return on plan assets and rates of compensation increases ranging from 5 percent to 7 percent, depending on the age of the employee. The 8 percent return on assets assumption is based on the fact that substantially all of the investments held by the pension plan are common stocks that pay annual dividends. Management believes this rate is representative of the expected long-term rate of return on these assets. These assumptions were consistent with the prior year except that the discount rate was reduced by one half of one percent due to current market conditions. Compared with the prior year, the net pension expense was increased by $4 million. For 2004, the company expects a net pension expense of $8 million, primarily as a result of lower plan assets, lower expected returns and one half of one percent reduction in the interest rate used in converting the lump-sum cash-out form of payment at retirement.

Holding all other assumptions constant, a one half of one percent increase or decrease in the discount rate would have increased or decreased the company’s 2003 net income before income taxes by $1 million. Likewise, a one half of one percent increase or decrease in the expected return on plan assets would have increased or decreased 2003 income before income taxes by $1 million.

In addition, the fair value of the plan assets exceeded the accumulated benefit obligation by $21 million at December 31, 2003, and by $31 million at December 31, 2002. The fair value of the plan assets was less than the projected plan benefit obligation by $29 million at December 31, 2003, and by $9 million at December 31, 2002. Market conditions and interest rates significantly affect future assets and liabilities of the pension plan. An additional liability may be required in the future, with the potential for a charge to equity to the extent the minimum liability exceeds unrecognized prior service cost upon measurement of plan obligations, which is usually completed by the company at the end of each year.

Deferred Acquisition Costs

The company establishes a deferred asset for costs that vary with and are primarily related to acquiring property casualty and life business. These costs are principally agent commissions, premium taxes and certain underwriting costs, which are deferred and amortized into income as premiums are earned. Deferred acquisition costs have grown in line with the growth in premiums. Underlying assumptions are updated periodically to reflect actual experience. Changes in the amounts of timing or estimated future profits could result in adjustments to the accumulated amortization of these costs.

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

The assets of the separate accounts are carried at fair value. Separate account liabilities primarily represent the contract holders’ claims to the related assets and are carried at the fair value of the assets. Generally, investment income and realized investment gains and losses of the separate accounts accrue directly to the contract holders and, therefore, are not included in the company’s Consolidated Statements of Income, however, each separate account contract includes a negotiated realized gain and loss sharing arrangement with the company. This share is transferred from the separate account to the company’s general account and is recognized as revenue or expense. In the event that the asset value of contract holders’ accounts is projected below the value guaranteed by the company, a liability is established through a charge to the company’s earnings.

In the company’s most significant separate account written in 1999, realized gains and losses are retained in the separate account and are deferred and amortized to the contract holder over a five-year period, subject to certain limitations. Upon termination or maturity of this separate account contract, any unamortized deferred gains and/or losses will revert to the general account. In the event this separate account holder were to surrender the contract, there would be a surrender charge equal to 10 percent of the contract’s account value during the first five years. Beginning in year 6, the surrender charge decreases 2 percent a year to 0 percent in year 11. At December 31, 2003, net unamortized losses amounted to $2 million. In accordance with this separate account agreement, the investment assets must meet certain criteria established by the regulatory authorities to whose jurisdiction the group contract holder is subject. Therefore, sales of investments may be mandated to maintain compliance with these regulations, possibly requiring gains or losses to be recorded, and charged to the general account. Potentially, losses could be material; however, unrealized losses at December 31, 2003, in the separate account portfolio were less than $1 million.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements, Page 61, for information regarding recent accounting pronouncements. Management has determined that recent accounting pronouncements have not had nor are they expected to have any material impact on the company’s consolidated financial statements.

Results of Operations

Cincinnati Financial Corporation Consolidated Three-Year Highlights

(Dollars in millions except per share data)

	2003	Change %	2002	Change %	2001	Change %
Revenues	$3,181	11.9	$2,843	11.0	$2,561	9.9
Net income	374	57.0	238	23.3	192	63.3
Per share data (diluted):
Net income	$2.31	58.2	$1.46	22.7	$1.19	63.0
Book value	$38.69	11.7	$34.65	(6.5)	$37.07	(0.5)
Return on equity	6.3%		4.1%		3.2%
Return on equity based on comprehensive income	13.8%		(4.0%)		2.5%

The consolidated results of operations reflect the operating results of each of the company’s four segments along with parent company and other non-insurance related activities. The four segments are:

•	commercial lines property casualty insurance

•	personal lines property casualty insurance

•	life insurance

•	investments

Highlights of the consolidated results for the past three years include:

Revenues – Revenue growth accelerated over the three-year period on strong property casualty performance. Earned premium growth slowed in 2003 as commercial pricing increases continued, but at a lower rate. In addition, realized investment losses were substantially lower in 2003 than 2002 and investment income continued to rise. The company’s emphasis on common stock holdings with an increasing flow of dividend payments has led to continued growth of investment income even though low prevailing interest rates have limited opportunities to expand income from fixed-income investments.

Net income – Net income rose 57.0 percent in 2003 and 23.3 percent in 2002. In each of the past three years, the company’s total benefits and expenses have grown less rapidly than revenues, as management’s strategies to improve profitability have taken effect. Strong property casualty underwriting profit in 2003 led to a higher effective tax rate.

Realized investment gains and losses – A significant factor in the growth rate for net income in any year can be realized investment gains and losses. Management believes it is important to carefully consider the impact of realized investment gains and losses on net income when evaluating the company’s primary business areas: property casualty insurance and life insurance. Management believes the level of realized investment gains and losses for any particular period, while it may be material, may obscure the performance of ongoing underlying business operations in that period. While realized investment gains and losses are integral to the company’s insurance operations over the long term, the determination to recognize gains or losses in any period may be subject to management’s discretion and is independent of the insurance underwriting process. Moreover, under applicable accounting requirements, gains and losses can be recognized from certain changes in market values of securities without actual realization.

In the three-year period, the after tax impact of realized investment losses was to reduce net income by $27 million, or 17 cents per share, in 2003, by $62 million, or 38 cents, in 2002 and by $17 million, or 10 cents, in 2001. Net realized investment losses were lower in 2003 than 2002 as other-than-temporary impairment charges declined due to the economic and market recovery and as net gains on the sale of securities rose to a higher level. See Investments Results of Operations, Page 38, for additional information on net realized investment gains and losses.

Other considerations – In addition, two items in 2003 that the company considered to be unusual should be taken into consideration when evaluating ongoing business operations:

•	Software recovery – In the third quarter of 2003, the company recovered $23 million pretax in a settlement negotiated with a vendor. The recovery added $15 million, or 9 cents per share, to after tax net income. The negotiated settlement related to the $39 million one-time, pretax charge incurred in the third quarter of 2000 to write off previously capitalized software development costs.

•	Uninsured motorist/underinsured motorist reserve release – In the fourth quarter of 2003, the company released $38 million pretax of previously established UM/UIM reserves following the Ohio Supreme Court’s decision to limit its 1999 Scott-Pontzer v. Liberty Mutual decision. That action added $25 million, or 15 cents per share to after tax net income. See Property Casualty Loss and Loss Expense Reserves, Page 25, for additional information regarding UM/UIM reserves.

Option expense – In each of the past three years, net income would have been reduced by approximately 6 cents if option expense, calculated using the binomial option-pricing model, was included in operating expenses.

Book value – Book value reached a record high of $38.69 at year-end 2003 because of the recovery in the financial markets that led to higher market values for equity investments. Year-end 2002 and 2001 book value declined primarily because of fluctuations in market values for the equity investment portfolio.

Comprehensive income – Accumulated other comprehensive income, which includes the accumulated unrealized gains on investments and derivatives, grew by $441 million in 2003 after declining $470 million and $43 million in 2002 and 2001. See Item 1, Investments Segment, Page 7, for additional information on the investment portfolio and see Shareholders’ Equity, Page 46, for information on unrealized gains and losses. Return on equity improved for the third consecutive year while return on equity based on comprehensive income rose to 13.8 percent from a negative 4.0 percent in 2002 and 2.5 percent in 2001.

Outlook

Based on its outlook for the insurance and investment markets, its progress in implementing operating strategies and its results for 2003, management has established certain performance targets for 2004 including:

•	Property casualty written and earned premium growth in the high single digits.

•	Combined ratio for the property casualty operations in the range of 95 percent compared with 94.7 percent in 2003, which included a benefit of 0.8 percentage points from the software recovery and 1.4 percentage points from the UM/UIM reserve release. The 2004 target does not include benefits anticipated from additional UM/UIM reserve releases and assumes the combined ratio will include approximately 3.0 to 3.5 percentage points for catastrophe losses.

•	Investment income growth of 3.5 percent to 4.5 percent compared with 4.7 percent in 2003.

Factors supporting management’s outlook for 2004 and beyond are discussed in the results of operations for each of the four business segments.

Segment Results of Operations

As described in Note 17 of the Consolidated Financial Statements, Page 72, management measures segment profit or loss for its property casualty and life businesses based upon underwriting results. Insurance underwriting results (profit or loss) represent net earned premium less loss and loss expenses and underwriting expenses on a pretax basis. Management also measures aspects of the performance of its commercial lines and personal lines segments on a combined property casualty insurance operations basis. For the combined property casualty insurance operations as well as the commercial lines and personal lines segment, statutory accounting data and ratios are key performance indicators that are used for comparison to industry results since GAAP-based industry data is not readily available. Statutory accounting data and ratios also are key performance indicators for The Cincinnati Life Insurance Company, the life insurance subsidiary.

The related investment portfolios for the property casualty and life insurance segments are managed separately from the underwriting businesses, along with investments held by the parent company. Net investment income and net realized investment gains and losses are discussed in the investments segment discussion. Underwriting results and segment pretax operating income are not a substitute for net income determined in accordance with GAAP.

The following sections review results of operations for the combined property casualty insurance operations and, separately, for each of the company’s four reportable segments (see Commercial Lines Results of Operations, Page 27, Personal Lines Results of Operations, Page 32, Life Insurance Results of Operations, Page 36, and Investments Results of Operations, Page 38).

Property Casualty Insurance Operations

Three-year Highlights

(Dollars in millions)

	2003	Change %	2002	Change %	2001	Change %
Earned premiums	$2,653	10.9	$2,393	15.4	$2,073	13.4
Losses incurred	1,490	1.2	1,472	6.6	1,381	6.2
Loss expenses incurred	307	12.9	273	30.2	209	1.2
Underwriting expenses incurred	701	10.5	635	11.7	569	5.8
Policyholder dividends incurred	15	164.0	6	(65.4)	16	(11.6)

Underwriting profit (loss)	$140	1,816.7	$7	107.1	$(102)	56.3

Combined ratio:
Loss ratio	52.5%		57.9%		63.5%
Loss expense ratio	11.6		11.4		10.1

Loss and loss expenses ratio excluding catastrophe losses	64.1%		69.3%		73.6%
Catastrophe loss and loss expenses ratio	3.6		3.6		3.1

Loss and loss expenses ratio	67.7%		72.9%		76.7%
Underwriting expense ratio	26.4		26.6		27.4
Policyholder dividend ratio	0.6		0.2		0.8

Combined ratio	94.7%		99.7%		104.9%

Within the property casualty insurance market, the company offers both commercial and personal policies through a network of independent agencies. Highlights of the performance for the combined property casualty insurance operations included:

•	Earned premiums – Over the past three years, the company has taken advantage of strong insurance industry pricing and leveraged its relationships with independent agencies to obtain higher premiums on new and renewal business. The rate of increase for commercial lines earned premiums slowed in 2003, reflecting changing market conditions, while the rate of increase for personal lines earned premium rose due to higher rates. Total policy count was down 2.2 percent in 2003 after rising 1.7 percent in 2002.

Management considers statutory net written premium growth to be a key performance indicator, since it can be used to compare the company’s growth to industry performance and allows it to evaluate the success of its strategies. The estimated industry growth rate was 10.2 percent, 14.9 percent and 8.5 percent in 2003, 2002 and 2001, respectively. The company’s statutory net written premiums on an adjusted basis rose 11.7 percent in 2003, 14.0 percent in 2002 and 13.0 percent in 2001. The company’s 2003 and 2002 statutory net written premiums were adjusted for the effect of a refinement adopted in 2002 of the company’s estimation process for matching written premiums to policy effective dates. The company’s 2001 statutory net written premiums were adjusted for the adoption of Codification.

•	Underwriting results and combined ratio – For the third consecutive year, combined property casualty underwriting performance improved on a year-over-year basis as the result of growth in premiums, in particular more adequate premium per policy, and as a result of benefits from underwriting efforts. The statutory industry averages are estimated 101.1 percent, 107.4 percent and 115.9 percent for 2003, 2002 and 2001, respectively. On a statutory adjusted basis, the 2003 property casualty combined ratio of 95.0 percent before the software recovery, included a 1.4 percentage-point benefit from the UM/UIM reserve release, and compared with 99.6 percent and 103.6 percent in 2002 and 2001. The company’s 2002 ratio reflects the written premium adjustment and the 2001 ratio reflects the adoption of Codification. The favorable comparison of this key performance indicator to industry trends highlights the success of the company’s strategies.

The company achieved strong growth by leveraging the competitive characteristics discussed in Item 1, Property Casualty Insurance Operations, Page 1. It continues to apply its relationship-based strategies, including a case-by-case approach to new business and account renewals. While insisting on adequate premiums for covered exposures, the company continues to do business the way it always has; on the local level, focusing on each relationship separately. Commercial lines pricing remained flexible to respond to each risk in cooperation with local agencies, which are in a position to know their market and their business. The company believes that this approach results in more high-quality accounts over the long term, further solidifies its relationships with independent agencies and establishes a basis for continued growth.

The company has been more aggressively identifying and measuring exposures to match coverage amounts and premiums to the risk. Where this matching is not possible, accounts are not being renewed unless there are mitigating factors. Agents agree on the need to carefully select risks and assure pricing adequacy. They appreciate the time the company’s associates invest in creating solutions for their clients while protecting profitability, whether that means working on an individual case or developing modified policy terms and conditions that preserve flexibility, choice and other sales advantages.

Growth also has reflected the efforts to improve customer service through the creation of smaller marketing territories, permitting local field marketing representatives to devote more time to each independent agency. At year-end 2003, the company had 87 property casualty field territories, up from 76 at the end of 2001. During 2004, the company plans to split and staff another five to six territories. Smaller territories allow marketing representatives to increase the level of service as well as expand the opportunities to ask for and earn new business. The average net earned premium per territory rose 7.8 percent in 2003 to $32 million following a 5.0 percent increase in 2002.

The company’s success has been built on frontline decision-making. The company expects to continue to strengthen its relationships with agencies with technology that brings agencies greater efficiencies while permitting associates to spend more time with people and less with paper. CinciLink, the company’s Web site for agencies, enables agencies to obtain information and access the company’s new Web-based systems. The Web site includes content to make it easier for agencies to place business with the company, such as online policy loss information, software updates and a property casualty electronic coverage forms library. The initial rollout of commercial lines and personal lines rating software was achieved through CinciLink.

In 2003, WinCPP, an online system for commercial lines processing, was expanded to 10 states and now is available for agencies writing more than 70 percent of the company’s total premiums. CMS, a new claims file management system, was deployed in late 2003 to field claims associates in all states. CMS supports the company’s continued comitment to providing exemplary claims service with a personal touch by lifting the administrative burden from the field claims representatives. Through December 31, 2003, capitalized development costs related to CMS totaled $14 million. In 2004, management anticipates investing another $10 million to enhance CMS, providing capabilities for agencies and more comprehensive financial reporting.

The discussion of the commercial lines and personal lines segments provides additional detail regarding these strategies and trends.

Property Casualty Loss and Loss Expense Reserves

The largest component of the property casualty segments’ expenses is loss and loss expenses incurred, which includes both paid losses and net reserve additions for unpaid losses as well as expenses related to each. Paid losses and related loss expense accounted for 86.9 percent, 85.3 percent and 89.3 percent of property casualty insurance losses and policyholder benefits incurred in 2003, 2002 and 2001, respectively.

The remaining 13.1 percent, 14.7 percent and 10.7 percent in 2003, 2002 and 2001, respectively, reflected additions to reserves for all unpaid loss and loss expense obligations, including case reserves for reported losses and reserves for incurred but not yet reported losses, offset by released reserves. The reserve estimation policies for the property casualty segments are described in Property Casualty Insurance Loss Reserves, Page 18. The majority of IBNR increases over the past three years have been due to growth in premiums and loss cost inflation as well as management’s continuous efforts to achieve its best estimates of ultimate incurred losses. The assessment is made for each business line within the commercial lines and personal lines segments.

Reserve levels in 2003 also reflected management’s assessment that mold-related reserves should be strengthened and the need to establish higher loss expense reserves because of the rise in litigation costs due to larger and more complex claims. These two 2003 increases were offset by the release of $38 million in UM/UIM reserves following the November 2003 Ohio Supreme Court’s limiting of its 1999 Scott-Pontzer v. Liberty Mutual decision. As the company reviews pending claims in light of the recent court decision, up to an additional $37 million in UM/UIM case reserves may be released in coming quarters.

In the November 2003 decision to limit the Scott-Pontzer decision, the court ruled that an employer’s commercial automobile insurance policy only covers injured employees and only when the accident happens in the course and scope of their employment. Since 1999, the company had established case reserves and IBNR for past UM/UIM losses incurred but not yet reported related to these decisions.

As background, the Ohio Supreme Court’s 1999 decision in Scott-Pontzer greatly increased the exposure on commercial auto insurance policies. That ruling extended Ohio businesses’ UM/UIM coverage in force over the past 15 years to their employees when they were not at work and to the employees’ resident family members. It contributed to changes in policy wording for UM/UIM coverage. Additionally, the same court’s 2000 decision in Linko v. Indemnity effectively caused insurers to extend UM/UIM coverage, at the newly increased level of exposure, to every auto insurance policy in Ohio at no additional premium. The two court rulings affected all auto insurers in the state.

Management’s conclusions regarding reserve levels in 2002 reflected refinement of the manner in which the value of future salvage and subrogation for claims already incurred is estimated. Also, management increased reserves for incurred but not yet reported losses because of higher than expected paid and/or reported development in workers compensation, commercial casualty, commercial and other umbrella lines for accident years 1999 through 2001.

Asbestos and Environmental Reserves

Management has reviewed its exposure to asbestos and environmental risk, including mold risk. Management believes that reserves are adequate at this time and that these coverage areas are immaterial to the company’s financial position due to the types of accounts the company has insured in the past. Factors evaluated to reach those conclusions include:

•	Open claim counts for the long-tail asbestos and environmental losses annually ranged from 400 to 600, or less than 1 percent of the total open claim count, in each of the three years.

•	Loss and loss expenses incurred for all asbestos and environmental claims were $13 million, or 0.7 percent of total loss and loss expense in 2003, compared with $20 million, or 1.2 percent, in 2002 and $7 million, or 0.4 percent, in 2001.

•	Reserves for all asbestos and environmental claims were constant at $71 million in 2003 and 2002, up from $63 million in 2001. Reserves for all asbestos and environmental claims were 2.5 percent, 2.7 percent and 2.7 percent of total reserves, in 2003, 2002 and 2001, respectively.

Commercial accounts were written by the company after the development of coverage forms that exclude cleanup costs. The company’s exposure to risks associated with past production and/or installation of asbestos materials is minimal because the company was primarily a personal lines company when most of the asbestos exposure occurred. The commercial coverage the company did offer was predominantly related to local-market construction activity rather than asbestos manufacturing. Further, over the past two years, to limit its exposure to mold and other environmental risks going forward, the company has revised policy terms where permitted by state regulation.

Reinsurance

The company has property casualty working reinsurance treaties for 2004 through reinsurance companies that have written its treaties for more than 15 years. The strong relationships the company has with these reinsurers has allowed the company to negotiate favorable terms and conditions during a difficult time in the market cycle. The property casualty working treaties align the company with three of the most financially sound reinsurance companies in the world. The company also secures property catastrophe coverage and catastrophic casualty protection.

The 2004 property and casualty reinsurance program encompasses four primary components:

•	Property per risk treaty – The primary purpose of the property treaty is to provide excess limits capacity up to $25 million, supplying adequate capacity for the majority of the risks the company writes. The ceded premium is estimated to be $27 million for 2004, compared with $25 million in 2003 and 2002. In 2004, the company is retaining the first $2 million of each loss, and 40 percent of the next $3 million of loss. The $2 million base retention has been in place for many years, and the co-participation is the same percentage as 2003, up from 20 percent in 2002. Losses in excess of $5 million are reinsured at 100 percent up to $25 million.

•	Casualty per occurrence treaty – The casualty treaty provides the company with excess capacity up to $25 million. Similar to the property treaty, this provides sufficient capacity to write the vast majority of casualty accounts the company insures. The ceded premium is estimated to be $60 million in 2004, compared with $55 million in 2003 and $52 million in 2002. In 2004, the company is retaining the first $2 million of each casualty loss, and 60 percent of the next $2 million of loss. This structure is identical to 2003. In 2003, the co-participation rose 40 percent from the 2002 level. Losses in excess of $4 million are reinsured at 100 percent up to $25 million.

•	Casualty fourth excess treaty – The company also purchases a casualty reinsurance treaty that provides an additional $25 million in casualty loss protection. This treaty, along with the casualty per occurrence treaty, provides $50 million of protection for workers compensation losses, bad faith losses and “clash coverage” when there is a single occurrence involving multiple Cincinnati Insurance Company policyholders or multiple policies for one insured. The ceded premium is estimated to be $2 million in 2004 compared with $2 million in both 2003 and 2002.

•	Property catastrophe treaty – To protect against catastrophic events such as wind and hail, hurricanes or earthquakes, the company purchases property catastrophe reinsurance, with a limit up to $400 million. For the 2004 treaty, ceded premiums are estimated to be $25 million, up from $21 million in 2003 and 2002. Part of the increase for 2004 is due to the increase in the limit to $400 million from $300 million effective April 1, 2003 to keep limits in line with increases in exposures due to company growth. The company will retain the first $25 million of losses arising out of a single event and will retain 43 percent of losses from $25 million to $45 million as it did in 2003. The company retains 5 percent of all losses in excess of $45 million, up to $400 million.

Individual risks with limits in excess of $25 million must be handled by a different reinsurance mechanism. Property coverage for individual risks with insured values between $25 million and $50 million are reinsured under an automatic facultative treaty. For those risks with property values exceeding $50 million, the company negotiates the purchase of facultative coverage on an individual certificate basis. For casualty coverage on individual risks with limits exceeding $25 million, facultative reinsurance coverage is placed on an individual certificate basis.

Dealing with the challenges presented by terrorism has become a very important issue for the insurance industry over the last two years. Terrorism coverage at various levels has been secured in all of the company’s reinsurance agreements. The broadest coverage for this peril is found in the property and casualty working treaties, which provides coverage for commercial and personal risks. Our property catastrophe treaty provides coverage for personal risks and the majority of our reinsurers provide limited coverage for commercial risks with total insured values of $10 million or less. For insured values between $10 million and $25 million, there also may be coverage in the property working treaty.

Reinsurance protection for the company’s surety and life insurance businesses are covered under separate treaties with many of the same reinsurers that write the property casualty working treaties.

All reinsurance agreements in place for 2004 are similar to those for 2003 and 2002. The 2004 estimated incremental cost increase of $7 million, net of tax, is primarily due to the growth in the company’s premium base. The company has the financial ability to absorb losses at the current retention levels, and the 2004 reinsurance agreements are a means of balancing reinsurance costs with an acceptable level of risk.

Commercial Lines Results of Operations

Three-year Highlights

(Dollars in millions)

	2003	Change %	2002	Change %	2001	Change %
Earned premiums	$1,908	10.8	$1,723	18.6	$1,453	17.9
Losses incurred	977	(1.9)	996	10.0	905	3.2
Loss expenses incurred	241	12.9	214	25.3	171	7.7
Underwriting expenses incurred	508	13.3	448	16.3	386	5.4
Policyholder dividends incurred	15	164.0	6	(65.4)	16	(11.6)

Underwriting profit (loss)	$167	184.5	$59	330.5	$(25)	86.4

Combined ratio:
Loss ratio	49.0%		55.5%		60.4%
Loss expense ratio	12.6		12.5		11.8

Loss and loss expenses ratio excluding catastrophe losses	61.6%		68.0%		72.2%
Catastrophe loss and loss expenses ratio	2.2		2.3		1.9

Loss and loss expenses ratio	63.8%		70.3%		74.1%
Underwriting expense ratio	26.6		26.0		26.5
Policyholder dividend ratio	0.8		0.3		1.1

Combined ratio	91.2%		96.6%		101.7%

Performance highlights for the commercial lines segment include:

•	Earned premiums – The primary source of growth in the past three years has been higher pricing on new and renewal commercial business and insurance-to-value initiatives, more then offsetting the company’s deliberate decisions not to write or renew certain business. The growth rate in 2003 slowed as the rate of premium increases moderated industrywide.

•	Profitability – Since 2001, improvement in commercial lines profitability has primarily been driven by more adequate premiums per policy, with policy count relatively stable over the three-year period. In addition, careful attention to underwriting has slowed the rate of growth in loss and loss expenses. The 2003 combined ratio included the benefit of the software recovery and UM/UIM reserve release, which reduced the ratio by 0.8 percentage points and 2.0 percentage points, respectively.

Growth

From mid-1999 into 2003, the commercial lines marketplace implemented continued rate increases in reaction to concerns about the economy and rising loss severity, exacerbated by the events of September 11, 2001. Also in response to rising loss severity, during that period, some competitors announced decisions to exit geographic markets or specific lines of business; others instituted across-the-board price increases. Industry analysts believed the market was experiencing a renewed awareness of underwriting discipline.

Late in 2003, competition increased for high-quality accounts, particularly from other regional carriers that may have been less affected by market events in 2001 and 2002. Market conditions now vary substantially between geographic markets, possibly due to differing economic conditions and the presence of different groups of competitors. Rate increases for high-quality accounts are in the low- to mid-single digits. In most markets where the company competes disciplined underwriting generally remains the norm. In certain markets the company has seen some indication of carriers seeking to aggressively price average or below-average accounts. In the company’s opinion, carriers are modifying pricing rather than changing policy terms and conditions. Regional and national carriers continue to target the small accounts market, defined by the company as accounts with premiums under $10,000 annually.

The company has faced and will continue to address these more competitive conditions by seeking to remain a stable market for its agencies’ best business although during this three year period, the company has experienced little or no growth in commercial lines policy count. The slow growth in policy count reflected the company’s re-underwriting of the existing book of business and its insistence on obtaining adequate premium for the covered risks, the combination into a single commercial package unit of coverages formerly provided by stand-alone umbrella policies and increased competition for smaller accounts. Looking ahead, management believes that opportunities to obtain new business and increase policy count will come from its strong relationships with independent agencies, subdivision of territories to enhance service and appointment of up to 150 new agencies over the next several years. Offsetting new appointments will be continued consolidation within the independent agency marketplace and terminations of agency relationships.

Staying abreast of evolving market conditions is a critical function, accomplished in both an informal and a formal manner. Informally, the field marketing representatives are in constant receipt of market intelligence from the agencies they work with on a daily basis. Formally, the commercial lines product management group completes periodic market surveys to obtain competitive intelligence. This market information helps to determine the top competitors by line of business or specialty program and also determines market strengths and weaknesses for the company. The analysis encompasses pricing, breadth of coverage and underwriting/eligibility issues. In addition to reviewing the company’s competitive position, the product management group performs underwriting audits to assess profitability initiatives. Further, the company’s research and development department analyzes opportunities and develops new products, new coverage options and improvements to existing insurance products.

Management considers new business measures to be a key indicator of the success of its competitive strategies. Locally based field marketing representatives lead the new business effort, working with agencies to underwrite and price business using personal and direct knowledge of the risk and competitive environment. In 2003, commercial new business premiums written directly by agencies rose 6.8 percent to a record $268 million. In 2002, new business premiums rose 14.4 percent to $251 million from $220 million in 2001. The lower 2003 growth rate reflected the slowing of premium increases industrywide.

In the five states in which the company had at least $100 million in agency direct earned premiums in 2003, premiums grew 12.0 percent in 2003 and 16.1 percent in 2002. In the remaining 26 states, agency direct earned premiums grew more rapidly, rising 16.3 percent in 2003 and 9.0 percent in 2002. The stronger growth in the smaller states reflected the opportunities available to the company in less penetrated markets.

The company’s standard approach is to write three-year policies, a competitive advantage in the commercial line market. Although the company offers three-year terms, many policies are adjustable at each annual anniversary for the subsequent one-year period, and may be cancelled at any time at the discretion of the policyholder. While writing three-year policies would appear to restrict opportunities to quickly adjust pricing, contract terms provide that the rates for automobile, workers compensation, professional liability and most umbrella liability coverages within multi-year packages may be changed at each of the policy’s annual anniversaries for the next one-year period. The annual rate adjustments could incorporate rate changes approved by state insurance regulatory authorities between the date the policy was written and its annual anniversary date, as well as changes in risk exposures and premium credits or debits relating to loss experience, competition and other underwriting judgment factors. Management estimates that approximately 75 percent of 2003 commercial premium was written on a one-year policy term or was subject to annual rating adjustments.

Multi-year packages are offered at rates that may be slightly higher than annual rates. By reducing annual administrative efforts, multi-year policies reduce the company’s and agency’s expenses and the incentive for the policyholder to shop for a new policy every year. Management believes that the advantages of three-year policies in terms of policyholder convenience, account retention and reduced administrative costs outweigh the potential disadvantage of these policies in periods of rising rates.

In 2003, the company resumed writing three-year policies for contractor risks in most states because of these advantages. In 2002, the company temporarily had ceased writing three-year policies for contractors in favor of one-year policies while awaiting state regulatory approval for two significant coverage changes in the company’s general liability and umbrella coverage forms. The changes brought the company’s policy forms in line with industry practices by capping the amount payable during a policy period (usually 12 months) for certain types of liability claims and by clarifying how a policy responds once the insured learns that injury or damage has occurred during a prior policy period. Looking ahead, these changes will help the company better manage liability losses and remain a viable market for agents to place coverage for well managed, reputable contractors. Underwriters carefully monitor new and renewal contractor business, continuing to write one-year policies when competitive or underwriting issues make three-year policies impractical.

Commercial lines software, which is intended to reduce the administrative burden on the company’s associates and bring the agencies greater efficiencies, made further progress in 2003. WinCPP, an online system for commercial lines rating and price quoting was expanded to 10 states from three and was available for agencies writing more than 70 percent of the company’s total premiums. Development of e-CLAS™, a commercial lines policy processing system advanced to the initial field testing stage for the Businessowners Policy, and this product is expected to go to the pilot stage with selected Ohio agencies in late 2004. Through December 31, 2003, capitalized development costs related to e-CLAS totaled $8 million and management anticipates investing another $11 million in 2004.

Profitability

In addition to seeking more adequate premium per exposure over the past three years, the company has focused on longer-term efforts to enhance profitability. These have included confirming what exposures the company has for each risk and making sure it offers appropriate coverages, terms and conditions and limits of insurance. The company continues to develop new underwriting guidelines, to re-underwrite books of business with selected agencies and to update policy terms and conditions where necessary. In addition, the company continues to leverage its strong local presence. Over the past three years, field marketing representatives met with every agency to reaffirm agreements on the extent of frontline renewal underwriting to be performed by local agencies. Loss control, machinery and equipment and field claims representatives have been conducting on-site inspections. Field claims representatives prepare full risk reports on every account reporting a loss above $100,000 or on any risk of concern.

Specific actions over the three years that have helped the company achieve these favorable results included:

•	Contractor task force – Initiatives resulting from this review included developing a supplemental application to better identify exposures; renewing emphasis on agent and underwriter education in the area of effective risk transfer techniques, particularly for general contractors; better managing exposures to apartment or tract housing development; making residential contractors ineligible for monoline umbrella liability policies; and excluding mold and external insulating finishing system (EIFS) exposures, where allowed by state regulations. Accelerated use of insurance risk reviews by field claims staff helped manage the loss ratio for contractors and similar types of businesses, contributing to the loss ratio improvement for commercial lines.

•	Risk-category reviews – These studies emphasized underwriting guidelines, such as property age, capacity and loss experience. While the company continues to evaluate each risk on its own merits, these risk category reviews have helped underwriters develop guidelines such as caps on umbrella limits for certain severity-prone risk categories.

•	Commercial auto task force – This review identified or fine-tuned underwriting guidelines and procedures, with careful attention to trucking businesses that specialize in transporting goods for others, in some cases on a long-haul basis.

•	General liability task force –This study focused on loss trends by classes of business, severity versus frequency and other metrics for casualty coverages. The objective was to determine why results had not responded to the company’s other actions to improve profitability. The task force completed its analysis in mid-2003. Based on the findings, the company implemented increased underwriting and pricing attention for certain states and territories as well as for general liability classifications that have historically generated unprofitable results.

These actions have helped to address rising loss severity. The significant components of expenses for the commercial lines segment were:

•	Losses incurred – Losses incurred includes both net paid losses and reserve additions for unpaid losses. As a result of the underwriting actions noted above, which have led to higher premiums on a relatively stable level of exposure, incurred losses declined to 51.2 percent of earned premiums in 2003, including a 2.0 percentage-point benefit from the UM/UIM reserve release, from 57.8 percent in 2002 and 62.3 percent in 2001. Management monitors incurred losses by size of loss, business line, risk category, geographic region, agency, field marketing territory and duration of policyholder relationship, addressing concentrations or trends as needed. Analysis indicated no significant concentrations beyond that seen in higher loss ratios for certain business lines, which management has addressed.

Commercial Lines Losses by Size

(Dollars in millions)

	Years ended December 31,
	2003	2002	2001
Losses $1 million or more	$89	$90	$61
Losses $250 thousand to $1 million	117	123	112
Development and case reserve increases of $250 thousand or more	121	121	111
Other losses	608	622	593

Total losses incurred excluding catastrophe losses	935	956	877
Catastrophe losses	42	40	28

Total losses	$977	$996	$905

As a percent of earned premiums:
Losses $1 million or more	4.6%	5.2%	4.2%
Losses $250 thousand to $1 million	6.2	7.2	7.7
Development and case reserve increases of $250 thousand or more	6.3	7.0	7.7
Other losses	31.9	36.1	40.8

Loss ratio excluding catastrophe losses	49.0%	55.5%	60.4%
Catastrophe loss ratio	2.2	2.3	1.9

Total loss ratio	51.2%	57.8%	62.3%

Looking at commercial lines loss data by size, management evaluates new losses and case reserve adjustments greater than $250,000 to track frequency and severity. Analysis of loss data by average size of loss supports management’s belief that the increase in loss severity is not a temporary phenomenon. However, new losses between $250,000 and $1 million and case reserve increases greater than $250,000, declined as a percentage of earned premiums in each of the past two years. New losses greater than $1 million declined as a percentage of earned premium in 2003 after rising 1.0 percentage point in 2002.

•	Loss expenses incurred – Loss expenses incurred were stable as a percent of earned premium in 2003 and 2002 after rising in 2001 because of higher loss expense reserves.

•	Catastrophe losses – Commercial lines catastrophe losses, net of reinsurance and before taxes, were $42 million in 2003, compared with $40 million in 2002 and $28 million in 2001, which included $9 million for losses related to events of September 11, 2001.

•	Underwriting expenses incurred — In 2003 the ratio was reduced by 0.8 percentage points due to the software recovery. In 2003, commission expense rose by 1.3 percentage points as total contingent (profit-based) commissions were two times the level of the prior year because of strong recent results. The company relies on its independent agencies as frontline underwriters who know the businesses and individuals in their communities; many agencies are benefiting from their hard work over the past several years. Depreciation of capitalized costs in 2003 was 0.2 percentage points higher than the prior year as significant technological initiatives moved into service. Over the three-year period, non-commission expenses remained steady as a percent of earned premiums.

•	Policyholder dividends incurred – Policyholder dividend expense as a percent of earned premiums was 0.8 percent in 2003 compared with 0.3 percent in 2002 and 1.1 percentage points in 2001. The rise between 2003 and 2002 reflected increased estimates of workers compensation dividends. The decline between 2002 and 2001 was due to the company’s emphasis on pricing for workers compensation as well as its decision not to write or renew many of these policies.

Line of Business Analysis

(Dollars in millions)

	Years ended December 31,
Calendar year	2003	Change %	2002	Change %	2001	Change %
Commercial multi-peril:
Earned premium	$673	10.9	$607	13.2	$536	15.8
Loss and loss expenses incurred	442	4.7	422	2.1	413	18.5
Loss and loss expenses ratio	65.6%		69.5%		77.1%
Loss and loss expenses ratio excluding catastrophes	59.9		63.5		73.6
Workers compensation:
Earned premium	$293	(0.5)	$294	16.7	$252	21.3
Loss and loss expenses incurred	235	0.1	235	15.7	203	32.6
Loss and loss expenses ratio	80.5%		80.0%		80.7%
Loss and loss expenses ratio excluding catastrophes	80.5		80.0		80.7
Commercial auto:
Earned premium	$419	9.3	$383	19.8	$320	20.9
Loss and loss expenses incurred	240	(7.2)	259	(5.7)	274	(13.9)
Loss and loss expenses ratio	57.3%		67.5%		85.7%
Loss and loss expenses ratio excluding catastrophes	56.5		66.7		85.1
Other liability:
Earned premium	$342	24.1	$276	27.5	$216	4.9
Loss and loss expenses incurred	183	(14.5)	214	68.3	127	(24.4)
Loss and loss expenses ratio	53.6%		77.8%		58.9%
Loss and loss expenses ratio excluding catastrophes	53.6		77.8		58.9

Accident year	2003	2002	2001	2000	1999
Loss and loss expenses incurred:
Commercial multi-peril	$429	$419	$417	$401	$315
Workers compensation	223	227	221	199	162
Commercial auto	277	263	247	245	221
Other liability	262	203	151	144	100
Loss and loss expenses incurred ratio:
Commercial multi-peril	63.7%	69.0%	77.7%	86.8%	77.2%
Workers compensation	76.1	77.1	87.7	95.9	87.4
Commercial auto	66.0	68.5	77.3	92.5	96.7
Other liability	76.6	73.5	69.8	69.8	54.6

In total, commercial multi-peril, workers compensation, commercial auto and other liability accounted for 90.5 percent of total commercial lines earned premium in 2003 compared with 90.5 percent in 2002 and 91.5 percent in 2001. Approximately 95 percent of the company’s commercial lines premiums are written for accounts with coverages from more than one business lines. The company believes that its commercial lines area is best measured and evaluated on a segment basis. For reference, however, the table above and discussion below summarizes growth and profitability trends separately for each of the four primary business lines.

The accident year loss data provides current estimates of accident year incurred loss and loss expenses for the past five years. Accident year data shows the year in which loss events occurred, regardless of when the losses are actually reported, booked or paid.

Over the past three years, results for the business lines within the commercial lines segment have reflected the company’s emphasis on underwriting and obtaining adequate pricing for the covered risk, as discussed above. Other factors that have affected results for these lines included:

•	Commercial multi-peril – As noted above, the company wrote a higher than normal number of one-year policies in 2002 pending regulatory approval for changes in policy terms and conditions. In addition to industrywide slowing in premium growth, this decision affected the 2003 and 2002 growth rates for the company’s commercial multi-peril business line as some liability coverages previously written in premium discounted packages were moved to non-discounted policies, which are included in the other liability line of business.

The loss and loss expenses ratio declined steadily over the three-year period. This is the company’s single largest business line and the loss data are the best indicators of the success of the growth and underwriting actions that have been implemented in the past three years. Higher general liability base rates were effective in most states during 2003. This contributed to further improvement in the loss and loss expenses ratio in 2003. In 2002, underwriting and pricing initiatives also contributed, including package discount eligibility reviews, elimination or reduction of discounts, promotion of insurance-to-value levels and the salvage and subrogation reserve. The overall effect of these actions improved the loss and loss expenses ratio by 3.9 percentage points in 2003 and 7.6 percentage points in 2002. Additions of $27 million to reserves for older accident years offset the improvement by 4.4 percentage points in 2002.

•	Workers compensation – Conditions within the workers compensation market improved between 1999 and 2003 as market pricing rose in most states, albeit offset by continued rising trends in loss severity. As indicated by the rapid rise in premium volume of state pools for workers compensation, many carriers chose to exit significant portions of this line of business. While the company remains highly selective about the risks covered, workers compensation is available in packages for commercial lines policyholders, maintaining the company’s competitive position in selected states. Workers compensation has a lower commission ratio than the other commercial business lines.

In 2003 and 2002 the company chose not to renew selected policies where the aggregate terrorism exposure risk was excessive. Any new or renewal policy covering 200 or more employees at any one location received added scrutiny as the company sought to manage risk aggregation. On the basis of new business premiums written directly by agents, new workers compensation premiums rose 5.9 percent in 2003 after declining 17.4 percent in 2002 and 18.4 percent in 2001. Total workers compensation earned premiums were unchanged between 2003 and 2002 because of rate increases offset by a decline in policy count due to the re-underwriting effort.

The workers compensation loss and loss expense ratio has been steady for three years. Overall pricing increases for new and renewed risks and underwriting actions have helped to bring about declining accident year loss ratios over the three-year period. The loss and loss expenses ratio in 2002 reflected the addition of $23 million to IBNR for older accident years, offset by the salvage and subrogation reserve. Higher than expected paid and reported loss development, primarily in accident years 2001 and 2000, accounted for $21 million of the 2002 IBNR change.

•	Commercial auto – Commercial auto premium growth trends reflected the factors influencing overall commercial lines performance with the primary driver being price increases.

In the past several years, the company accelerated efforts to improve commercial automobile underwriting and rate levels, making certain that vehicle use was properly classified. As a result, the loss and loss expenses ratio for commercial auto improved in each of the past three years. Further, a task force studied loss patterns in this business line and recommended new or revised underwriting guidelines to assure accurate classification and pricing. As part of the company’s overall emphasis on underwriting, risk information is being more closely scrutinized, generally resulting in higher pricing for renewal policyholders. The 2003 UM/UIM reserve release had its most substantial impact on the commercial auto line, lowering the full-year loss and loss expense ratio by 6.9 percentage points. The 2002 ratio benefited by 7.5 percentage points from the salvage and subrogation reserve.

•	Other liability (commercial umbrella, commercial general liability and most executive risk policies) – Earned premium growth for the other liability line continued at a higher pace in 2003 because of the number of policies written in non-discounted programs and the continuing rise in liability pricing. Other liability policy count has been stable as growth in the number of non-discounted policies has offset declines in other areas, in part due to a change that allowed umbrella coverages to be endorsed to a primary policy rather than be written separately.

For professional liability coverages, particularly nursing home professional liability, the company narrowed the underwriting criteria and significantly increased rates. Directors and officers coverage accounted for 12 percent of other liability premium in 2003. Director and officer policies are offered primarily to non-profit organizations, reducing the risk associated with this line of business; only 35 in-force director and officer policies as of December 31, 2003, are for publicly traded companies and only nine are for Fortune 1000 companies.

The loss and loss expense ratio for other liability declined by 24.2 percentage points in 2003 due to current accident year results below historic levels and improvements in older accident year results. The 2003 ratio also benefited by 2.6 percentage points due to the UM/UIM reserve release. The ratio increased by 18.9 percentage points in 2002. Higher than anticipated accident year 2002 losses for umbrella business resulted in a $19 million IBNR increase in 2002, adding 6.9 percentage points to the calendar year 2002 ratio.

Commercial Lines Outlook

During 2004, the company anticipates commercial lines insurance market trends will reflect the industry’s increasing surplus, improving profitability and growing capacity. The company will continue to markets its products to a broad range of business classes, price its products adequately and take a package approach.

On a written premium basis, management anticipates commercial growth of approximately 10 percent if market conditions remain stable. The company expects competition to accelerate for property lines of business due to the historical profitability of this business area and the short-tail exposures associated with it. Conversely, management anticipates somewhat firmer market conditions to continue for casualty lines of business. This is due to profitability challenges and an inflationary legal environment related to these long-tail exposure lines.

By evaluating each risk individually and making decisions regarding rates, the use of three-year policies and other policy terms on a case-by-case basis, even in lines and classes of business that are under pressure, the company believes it can continue to be a preferred market for its agencies and the types of Main Street businesses they serve. This should lead to incremental improvements in its already strong combined ratio.

Personal Lines Results of Operations

Three-year Highlights

(Dollars in millions)

	2003	Change %	2002	Change %	2001	Change %
Earned premiums	$745	11.2	$670	8.1	$620	4.0
Losses incurred	513	7.7	476	0.1	476	12.3
Loss expenses incurred	66	13.2	58	51.8	38	(20.1)
Underwriting expenses incurred	193	3.5	187	2.2	183	6.6

Underwriting loss	$(27)	47.1	$(51)	33.4	$(77)	(62.0)

Combined ratio:
Loss ratio	61.5%		63.9%		70.9%
Loss expense ratio	8.8		8.7		6.2

Loss and loss expenses ratio excluding catastrophe losses	70.3%		72.6%		77.1%
Catastrophe loss and loss expenses ratio	7.3		7.1		5.8

Loss and loss expenses ratio	77.6%		79.7%		82.9%
Underwriting expense ratio	26.0		27.9		29.5

Combined ratio	103.6%		107.6%		112.4%

Performance highlights for the personal lines segment include:

•	Earned premiums – The sources of increasing growth in the past three years were rate increases on new and renewal personal lines business. Agencies and policyholders in the uncertain marketplace are attracted to the company’s fair pricing and long-term approach.

•	Combined ratio – The combined ratio improved steadily, reflecting the relatively stable loss and loss expense ratio in personal auto and the improving ratio for homeowners due to higher premiums.

Already unprofitable due to years of inadequate pricing, industrywide personal lines insurance saw loss ratios further deteriorate in 2001, primarily because the homeowners market experienced an upswing in water damage and mold claims. In response, insurance companies have sought rate increases and added coverage exclusions for the homeowner line. A number of carriers have taken dramatic steps, restricting new business and exiting certain territories. For many insurance companies marketing homeowner products, responses to those issues already are substantially improving their results. While the personal automobile area has been less volatile in recent years, many carriers continued to seek rate increases throughout 2003 to keep up with rising claim costs.

Growth

Management considers new business measures to be a key indicator of the success of its competitive strategies. In 2003, personal lines new business premiums written directly by agencies declined 9.3 percent to $60 million. In 2002, new business premiums rose 27.2 percent to $66 million from $52 million in 2001. The decline in new business growth in 2003 reflected the company’s emphasis on underwriting personal lines. In addition, recent homeowner rate increases brought pricing more in line with industry averages, potentially diminishing a differentiating factor for more price-sensitive consumers. Further, agencies may be placing less business with the company until the introduction of the personal lines policy processing system in their state.

In the six states in which the company wrote $35 million or more in personal lines agency direct earned premium in 2003, premiums grew 8.3 percent in 2003 and 7.0 percent in 2002. In the remaining 25 states, agency direct earned premiums grew more rapidly, rising 15.9 percent in 2003 and 12.0 percent in 2002. Similar to commercial lines, the stronger growth in the smaller states reflected the opportunities available to the company in less penetrated markets.

In August 2002, the company introduced Diamond, a Web-based policy processing system for personal lines products, to agencies in Kansas. The single-entry data processing system streamlines policy issue, reduces processing time to improve cash flow and offers direct billing. Longer-term, management believes this program could have a substantial positive benefit on premium growth as the technology presents solutions sought by independent agencies. State-by-state development and rollout will take place over the coming years as the software undergoes upgrades and modifications to accommodate each state’s rules and rates. Agencies in three of the company’s most significant personal lines states –Indiana, Michigan and Ohio – are targeted for deployment in 2004. Through December 31, 2003, capitalized development costs related to the project totaled $25 million. In 2004, management anticipates investing another $10 million.

Profitability

While generally seeking to leverage the relationships with the company’s independent agencies, efforts to improve personal lines profitability have focused on the personal auto and homeowner business lines as discussed below. The significant components of expenses for the personal lines segment were:

•	Losses incurred – Losses incurred includes both net paid losses and reserve additions for unpaid losses. For personal lines, losses incurred rose to $513 million in 2003 from $476 million in 2002 and 2001 as the number of policies grew slightly over the three-year period. That reflected the industrywide rise in loss severity over the past several years due to escalating medical costs and home values. Management monitors incurred losses by size of loss, business line, risk category, geographic region, agency, field marketing territory and duration of policyholder relationship, addressing concentrations or trends as needed. Analysis indicated no significant concentrations beyond that seen in higher loss ratios for certain business lines, which management has addressed.

Personal Lines Losses by Size

(Dollars in millions)

	Years ended December 31,
	2003	2002	2001
Losses $1 million or more	$15	$15	$10
Losses $250 thousand to $1 million	41	35	32
Development and case reserve increases of $250 thousand or more	11	20	10
Other losses	391	359	388

Total losses incurred excluding catastrophe losses	458	429	440
Catastrophe losses	55	47	36

Total losses	$513	$476	$476

As a percent of earned premiums:
Losses $1 million or more	2.0%	2.2%	1.6%
Losses $250 thousand to $1 million	5.5	5.2	5.2
Development and case reserve increases of $250 thousand or more	1.5	3.0	1.6
Other losses	52.5	53.5	62.5

Loss ratio excluding catastrophe losses	61.5%	63.9%	70.9%
Catastrophe loss ratio	7.3	7.1	5.8

Total loss ratio	68.8%	71.0%	76.7%

Looking at personal lines loss data by size, management evaluates new losses and case reserve adjustments greater than $250,000 to track frequency and severity. Analysis of loss data by average size of loss supports management’s belief that the increase in loss severity is not a temporary phenomenon. For personal lines, losses greater than $1 million have stabilized on both an absolute dollar basis and as a percentage of earned premium in the past two years after rising from 2001’s level. However, losses between $250,000 and $1 million continue to rise, in line with higher overall loss severity. Case reserve increases greater than $250,000 declined as a percentage of earned premiums in 2003 after rising sharply in 2002. Management remains focused on establishing adequate case reserves at the time a claim is reported.

•	Loss expenses incurred were stable as a percent of earned premium in 2003 and 2002 after rising in 2001 because of higher loss expense reserves.

•	Catastrophe losses – Personal lines catastrophe losses, net of reinsurance and before taxes, were $55 million in 2003 compared with $47 million in 2002 and $36 million in 2001.

•	Underwriting expenses incurred – In 2003 the ratio was reduced by 1.1 percentage points due to the software recovery. Over the three-year period, expenses have declined as a percent of earned premiums because premiums are rising more rapidly than overhead and contingent commissions have been steady. Depreciation of capitalized costs in 2003 was 0.2 percentage points higher than the prior year as significant technological initiatives moved into service.

Line of Business Analysis

(Dollars in millions)

	Years ended December 31,
Calendar year	2003	Change %	2002	Change %	2001	Change %
Personal auto:
Earned premium	$428	9.8	$389	7.9	$361	3.8
Loss and loss expenses incurred	304	15.5	263	3.4	255	(1.9)
Loss and loss expenses ratio	71.1%		67.6%		70.6%
Loss and loss expenses ratio excluding catastrophes	70.1		66.7		69.2
Homeowner:
Earned premium	$239	14.0	$210	10.0	$191	6.3
Loss and loss expenses incurred	222	7.1	207	(0.4)	208	25.4
Loss and loss expenses ratio	92.7%		98.6%		108.9%
Loss and loss expenses ratio excluding catastrophes	72.8		78.3		85.4

Accident year	2003	2002	2001	2000	1999
Loss and loss expenses incurred:
Personal auto	$295	$291	$265	$261	$239
Homeowner	229	208	198	177	127
Loss and loss expenses incurred ratio:
Personal auto	69.1%	74.6%	73.6%	75.1%	70.7%
Homeowner	95.8	99.0	104.0	98.4	76.4

The personal auto and homeowner business lines together accounted for 89.5 percent, 89.4 percent and 89.0 percent of total personal lines earned premiums in 2003, 2002 and 2001, respectively. The company’s intent is to write personal auto and homeowners coverages in personal lines packages. The company believes that personal lines is best measured and evaluated on a segment basis. For reference, however, the table and discussion below summarizes growth and profitability trends for the personal auto and homeowner business lines.

The accident year loss data provides current estimates of accident year incurred loss and loss expenses for the past five years. Accident year data shows the year in which loss events occurred, regardless of when the losses are actually reported, booked or paid.

Personal auto – Earned premiums for personal auto grew 9.8 percent, 7.9 percent and 3.8 percent in 2003, 2002 and 2001, respectively. The growth was driven by continued market penetration and the effect of rate increases beginning in late 2002. Rate increases ranging from 5 percent to 8 percent went into effect in four of the six largest personal lines states in 2003. Additional single-digit increases have been filed and approved for 10 states for 2004, including increases in the range of 4 percent to 6 percent in three of the six largest personal lines states. Management believes the company’s personal auto rates remain competitive.

Over the last three years, the benefits of a personal auto re-underwriting program generally served to offset rising loss severity. The program reviewed and strengthened underwriting standards, required motor vehicle reports for many insured drivers and obtained commitments for selected agencies to provide the company with specific premium volume increases. The loss and loss expense ratio for personal auto was relatively constant at 71.1 percent in 2003, 67.6 percent in 2002 and 70.6 percent in 2001. The 2002 ratio included a 5.0 percentage-point benefit from the salvage and subrogation reserve.

The planned rate increases and introduction of the Diamond policy processing system into larger states should contribute to earned premium growth in 2004 and beyond. Management believes the loss and loss expense ratio for personal auto could improve slightly over the next year as underwriting efforts continue to enhance profitability.

Homeowner – Earned premiums for homeowners grew 14.0 percent, 10.0 percent and 6.3 percent in 2003, 2002 and 2001, respectively. Catastrophe losses contributed 19.9 percentage points, 20.3 percentage points and 23.5 percentage points to the homeowner loss and loss expense ratio in 2003, 2002 and 2001, respectively. Although the loss and loss expense ratio for the homeowner line declined to 92.7 percent in 2003 from 98.6 percent in 2002 and 108.9 percent in 2001, the ratio remains above the 72 percent to 74 percent quarterly level the company has targeted for the end of 2005.

To obtain profitability for the homeowner line, the three most significant actions taken are summarized below:

•	Rate changes – In 2003, 23 rate increases were effective in 21 of the 25 states in which the company writes homeowners policies. Four of the company’s six largest personal lines states as measured by homeowner premium volume experienced rate increases in the 10 percent to 20 percent range in 2003. Additional rate increases in the 5 percent to 18 percent range have been filed and approved for 2004 in these same states. At the same time, the personal lines underwriters are focusing on insurance-to-value initiatives to verify the company is receiving the correct level of premium for the value of the insured risk. Rate changes are applied to new business and to existing policies as they come up for renewal. Management believes the company’s homeowner rates remain competitive.

•	Changes in policy terms and conditions – Over the past three years, the company has identified specific coverage areas for updating to increase its control over risk and pricing. For most policyholders, the company has capped the guaranteed replacement cost coverage at 125 percent of the amount chosen by the policyholder to insure the home; previously, full replacement coverage without a maximum was standard for the company. For water damage, which represented 22 percent of losses in 2003, 21 percent of losses in 2002 and 19 percent of losses in 2001, the company changed its coverage form to let policyholders choose and pay for the level of coverage they need rather than include broadened coverage with all policies. The guaranteed replacement cost coverage change and water damage endorsement began to roll out in September 2002 in three major personal lines states, Ohio, Michigan and Indiana, which accounted for 49.2 percent of 2003 homeowner earned premium. These changes were approved in all but two of the homeowner states at year-end 2003.

•	Shift to one-year policies – In conjunction with the deployment of the Diamond personal lines policy processing system, the company will begin to write homeowner policies on a one-year basis instead of three-years. One-year policies will allow the company to modify rates, terms and conditions more rapidly when necessary. Homeowner policies were being written on a one-year basis beginning in January 2004 in Indiana and Michigan and February 2004 in Ohio. Other states will shift to one-year policies in advance of the Diamond deployment for each specific state. Diamond will provide greater efficiencies to assist the company and its agencies in processing annual renewals.

The combined impact of these changes in rates and policy terms and conditions is seen as existing three-year policies renew. For example, in Ohio, which accounts for 32.2 percent of the company’s total homeowner earned premium, typical policyholders coming off a three-year term are experiencing approximately a 40 percent increase in total premium for their 2004 renewal policy. This reflects all rate increases, insured value and policy changes that were effective over the three-year policy cycle that is coming to an end. Ohio policies are being renewed on a one-year policy term beginning in early in 2004.

Personal Lines Outlook

Management is maintaining reasonable growth projections for the personal lines area as the company prepares for the introduction of the new personal lines processing system in the key states of Indiana, Michigan and Ohio in the first half of 2004. The training program for agency representatives in Indiana and Michigan should be completed in the first half of 2004 and in Ohio during the fourth quarter of 2004. After that education effort is complete, the company has identified Alabama, Florida, Georgia, Illinois and Kentucky for the next round of deployment. The new system will make it easier for agents to place personal auto, homeowners and other personal lines business with the company while greatly increasing policy issuance efficiency and providing direct bill capabilities. It currently is in use in the company’s Kansas agencies and is undergoing a series of upgrades and modifications to accommodate each state’s rules and rates. The appointment of new agencies over the next several years also could contribute to personal lines growth.

In addition, management believes that it has in place strategies to improve the profitability of its homeowner line of business while maintaining or slightly improving personal auto profitability. While primarily focusing on longer-term targets for the homeowner line because of the existing base of three-year policies, as the company continues to work through the renewal policy cycle, management expects to see quarter-over-quarter improvement in loss and loss expenses ratios in 2004 and beyond.

Life Insurance Results of Operations

Three-year Highlights

(Dollars in millions)

	Years ended December 31,
	2003	Change %	2002	Change %	2001	Change %
Earned premiums	$95	9.2	$87	8.3	$81	6.5
Separate account investment management fees	2	445.2	0	(83.9)	3	33.6
Contract holders benefits incurred	91	10.1	83	12.6	74	(1.6)
Investment interest credited to contract holders	(43)	(19.0)	(36)	(10.1)	(33)	(11.8)
Expenses incurred	52	(0.7)	52	15.8	46	23.1

Life insurance segment loss	(3)	71.8	(12)	(255.8)	(3)	(154.5)

Performance highlights for the life insurance segment include:

•	Revenues – Revenue growth has accelerated over the past three years as the company increased life policy face amounts in force to $38.492 billion in 2003 from $32.486 billion at year-end 2002 and $27.534 billion at year-end 2001.

•	Profitability – The life insurance segment reports a GAAP-based segment loss because investment income is included in investment segment results, except investment income credited to contract holders (interest assumed in life insurance policy reserve calculations).

At the same time, management recognizes that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. For that reason, management also evaluates GAAP data including results for investment activities on life insurance-related assets for The Cincinnati Life Insurance Company subsidiary, which comprises the life insurance segment. Looking at a key performance indicator for Cincinnati Life, GAAP net income grew 25.8 percent in 2003 to $22 million from $17 million in 2002 and $26 million in 2001. Results improved in 2003 because operating expenses remained level and mortality experience remained within pricing guidelines as premiums continued to rise. The decline in 2002 was due in part to increased regulatory and legal cost. GAAP net income in 2001 exceeded that of both 2003 and 2002 primarily because of higher capital losses in those years.

Growth

Cincinnati Life offers a full line of whole, term and universal life products, fixed annuities and disability income products. Revenues are derived principally from:

•	premiums from traditional products, principally term insurance, which contributed 71.7 percent of 2003 revenues

•	fee income from interest-sensitive products, principally universal life insurance, which contributed 26.0 percent of 2003 revenue

•	asset management fee income, generated primarily from separate account assets, which contributed 2.3 percent of 2003 revenue

The company’s life insurance subsidiary reported 2003 statutory written life premium of $102 million, compared with $131 million in 2002, which included the sale of a single $33 million general account bank-owned life insurance policy, and $89 million in 2001. Statutory written premiums have been reclassified to exclude annuity deposits not involving life contingencies, which are not recognized as written premium under statutory rules. New annuity sales were $37 million in 2003 compared with $85 million in 2002 and $10 million in 2001. The growth in 2002 annuity sales was attributable to the fixed rates and guaranteed income features that were attractive in 2002’s economic climate.

While the life insurance industry generally experienced declines during 2003 in applications submitted and face amount issued, the company’s life insurance segment experienced a 5.9 percent rise in applications submitted and a 20.0 percent increase in face amount issued due to continued strong sales of term insurance marketed through the company’s property casualty agency force.

Cincinnati Life continues to introduce new and enhanced products specifically designed for property casualty agencies. The LifeHorizons Whole Life, Universal Life and Disability Income products are well suited for financial, estate and business planning. Approximately 75 percent of the company’s premium volume for these products comes from the property casualty agencies, with the remaining 25 percent from independent life agencies.

In 2002, the life insurance industry was challenged by a number of factors, including the higher-than-historic level of bond defaults, stock market declines that impacted variable annuities and competitive pressures that affected rates for term products. As a result, the industry saw an overall decline in statutory surplus, accelerated write-downs of deferred acquisition costs and lower income. In combination, these factors resulted in ratings downgrades for many life insurance companies during 2002.

During the same period, many large, widely known life insurance companies have transitioned to investor-owned companies from mutual companies. Industry analysts believe these transitions could result in accelerated consolidation in the life insurance industry.

The future presence of larger competitors could have a negative impact on smaller, stand-alone life insurance companies because of their potentially greater efficiency and their ability to be more aggressive in setting prices as rating agencies continue to downgrade the financial strength of numerous companies.

Management believes such pressures are mitigated for the life insurance company because of its association with the property casualty operations, its leverage of the property casualty agency franchise and its careful selection of independent agencies. Within this marketplace, Cincinnati Life is able to be competitive and attracts its share of business from the property casualty agencies with which the company has strong relationships, especially as other property casualty companies continue to exit the life business.

As the economy improved in 2003, the level of bond defaults and impairments improved to historic levels. Interest rates earned on new investments remained at historically low levels. Most of the company’s interest-sensitive life and deferred annuity contracts contain guaranteed crediting rates of 3.0 percent to 5.0 percent. The company’s average interest rate earned overall on its investment portfolio, while decreasing in this period, still provides ample margins to allow for maintenance of pricing spreads when determining interest-crediting rates.

Over the past several years, the life insurance company has worked to introduce a portfolio of new and enhanced products, primarily under the LifeHorizons name. For example, during 2003, the company introduced a new guaranteed whole life policy and a non-cancelable rider for its disability income product. In 2002, the life company revised the rates for the LifeHorizons term series and introduced a new risk classification system that better matches risk profile and rate. Other recent launches in the LifeHorizons product series included a simplified term policy specifically for clients of the company’s property casualty agencies.

In 2004, Cincinnati Life continues to enhance the LifeHorizons portfolio of products to meet changing needs of both consumers and agencies. Product development centers on mortality-oriented products combined with contract guarantees. Distribution expansion into western and northeastern states is a high priority, and management anticipates adding a life field marketing representative for the northeast in 2004.

Profitability

Life segment expenses consist principally of:

•	Insurance benefits paid and reserve increases, primarily related to traditional life products, which accounted for 63.6 percent of 2003 expenses

•	Commissions, general and other business expenses, net of deferred acquisition costs, accounted for 36.4 percent of 2003 expenses

Segment profitability depends largely on premium levels, the adequacy of product pricing, underwriting skill and operating efficiencies. Life segment results include only investment interest credited to contract holders (interest assumed in life insurance policy reserve calculations). The remaining investment income is reported in the investment segment results. The life investment portfolio is managed to earn target spreads between earned investment rates on general account assets and rates credited to policyholders. Management considers the amount of assets under management and the life investment portfolio investment income as key performance indicators for the life insurance segment.

The life insurance company maintains a competitive advantage with respect to benefits paid and reserve increases by consistently achieving better than average claims experience due to skilled underwriting. Commissions paid by the life insurance operation are on par with industry averages. During the past three years, the company has invested in imaging and workflow technology. As a result, the efficiency of application processing has improved significantly. During this period, submitted applications have increased at an annualized rate of approximately 6 percent, while staff involved with the underwriting and policy issue has declined 5 percent. This has been accomplished while maintaining the company’s service standards.

Life Insurance Outlook

In 2004 the life insurance company will introduce a long-term guaranteed universal life plan to further expand its product portfolio. As the life insurance company seeks to increase penetration of the property casualty agencies, management’s objective is growth in the premium base through the sale of new products, in particular term insurance, which would place more emphasis on growth in statutory gross and net written premiums.

Investments Results of Operations

Three-year Highlights

(In millions)

	2003	Change %	2002	Change %	2001	Change %
Investment income:
Interest	$235	0.9	$233	2.8	$226	2.0
Dividends	227	9.1	209	8.0	193	3.8
Other	8	(0.2)	8	20.6	7	(42.7)
Investment expenses	(5)	5.9	(5)	5.2	(5)	(14.5)

Total net investment income	$465	4.7	$445	5.5	$421	1.5

Investment interest credited to contract holders	(43)	(19.0)	(36)	(10.1)	(33)	(11.8)

Net realized investment gains and losses:
Other-than-temporary impairment charges	$(80)	17.7	$(98)	(116.5)	$(45)	nm
Realized investment gains and losses	30	299.2	8	(33.6)	11	536.5
Change in valuation of embedded derivatives	9	362.0	(4)	(141.9)	9	nm

Net realized investment losses	$(41)	56.3	$(94)	(272.1)	$(25)	(870.8)

Investment operations income	$381	21.2	$315	(13.3)	$363	(5.2)

The investment segment contributes investment income and realized gains and losses to results of operations. Investments provide the company’s primary source of pretax and after-tax profits.

•	Investment income – Pretax investment income reached a new record of $465 million in 2003, rising 4.7 percent from the prior record in 2002. Growth in investment income over the past two years has been driven by strong cash flow for new investments and increased dividend income from the common stock portfolio.

•	Realized gains and losses – Realized losses were substantially lower in 2003 than 2002. Due to the economic and market recovery, fewer other-than-temporary impairment charges were recorded in the second half of the year. Offsetting full-year other-than-temporary impairment charges primarily were net gains on the sale of securities. Realized losses rose in 2002 due to higher impairment charges.

Investment Income

The advantages of strong cash flow in the past three years have been somewhat offset by the effect of the weak economy on overall market conditions and the challenge of reinvesting proceeds from called or redeemed bonds at lower prevailing interest rates. Overall, dividends contributed 48.8 percent of pretax investment income in 2003, up from 46.9 percent in 2002 and 45.9 in 2001. The higher contribution was primarily because of lower yields on the fixed-income portfolio and dividend increases from companies in the common stock portfolio. In 2003, 29 of the 51 common stock holdings in the portfolio raised their indicated dividend payout, as did 28 of the 46 in 2002. The 2003 increases should add approximately $16 million to investment income on an annualized basis. Fifth Third, the company’s largest equity holding, contributed 60 percent of the increase and 41.8 percent of total dividend income in 2003.

Net Realized Investment Gains and Losses

Over the past three years, net realized investment losses have been made up of other-than-temporary impairment charges, realized investment gains and losses on the sale of securities and changes in the valuation of embedded derivatives within certain convertible securities. These three areas are discussed below:

Other-than-temporary impairment charges

In 2003, the company recorded $80 million in write-downs of securities management deemed had experienced an other-than-temporary decline in market value versus $98 million in 2002 and $45 million in 2001. See Asset Impairment, Page 19, for factors considered by management. These other-than-temporary impairment charges represented 0.6 percent, 0.9 percent and 0.4 percent of total invested assets at year-end 2003, 2002 and 2001, respectively. Also included in other-than-temporary impairments are unrealized losses of holdings that the company has identified for sale but not yet completed a transaction.

Lingering weakness in the economy during the first half of 2003 led to the continued write-downs of securities that management deemed had experienced other-than-temporary declines in market value. Of the $80 million in other-than-temporary write-downs in 2003, $69 million occurred in the first six months of the year.

The majority of the write-downs in 2003 related to 31 high-yield corporate bonds written down $39 million and 10 convertible securities written down $26 million. Unlike the prior year, the market value declines in 2003 were related to company-specific events rather than industry issues. Utility/merchant energy/trading, airline and healthcare bonds represented 72.1 percent of 2003 and 42.9 percent of 2002 impairment charges:

•	Utility/merchant energy/trading – Valuations throughout the industry were affected by mismanagement of trading operations and accounting irregularities regarding the booking of revenues and the valuation of trading contracts.

•	Airline – In 2002, management recorded other-than-temporary impairment charges for all unsecured airline-related bonds due to the overall outlook for that industry, even if they did not otherwise meet the company’s asset impairment criteria. Secured notes, or those that have aircraft as collateral for the trust certificate were not impaired except for two carriers in bankruptcy proceedings (UAL Corporation/United Airlines and US Airways Group, Inc./US Airways). Additional impairments in 2003 were for selected secured bonds that management believed had inferior collateral.

The other-than-temporary impairments of airline-related bonds as well as sales of securities reduced the company’s exposure to this industry to approximately $57 million at year-end 2003, down from $140.0 million at year-end 2001.

•	Healthcare – The 2003 healthcare impairment charges related primarily to the sudden default by Healthsouth Corporation and subsequent fraud charges. These securities have since recovered and all coupon payments have been made.
At December 31, 2003, they were trading above their pre-default level.

Other-than temporary impairment charges by industry are summarized as follows:

(Dollars in millions)

	Years ended December 31,
	2003	2002	2001
Utility/merchant energy/trading	$(30)	$(14)	$(5)
Airline	(18)	(28)	(8)
Healthcare	(10)	0	0
Automotive	(1)	(11)	(4)
Cable	0	(12)	0
Telecommunication	0	(16)	(3)
Retail	0	(3)	(10)
Other	(21)	(14)	(15)

Total	$(80)	$(98)	$(45)

Other-than temporary impairment charges by asset class as described in Item 1, Investments Segment, Page 7, are summarized below:

(Dollars in millions)

	Years ended December 31,
	2003	2002	2001
Investment-grade corporate bonds:
Number of securities impaired	1	0	0
% to total owned	0%	0%	0%
Impairment amount	$1	$0	0
New book value	0	0	0
% to total owned	0%	0%	0%
High-yield corporate bonds:
Number of securities impaired	31	24	11
% to total owned	16%	10%	5%
Impairment amount	$39	$77	34
New book value	13	37	19
% to total owned	3%	5%	3%
Tax-exempt municipal bonds:
Number of securities impaired	5	2	1
% to total owned	1%	0%	0%
Impairment amount	$6	$5	$3
New book value	3	1	2
% to total owned	0%	0%	0%
Common stocks:
Number of securities impaired	2	0	0
% to total owned	4%	0%	0%
Impairment amount	$8	$0	0
New book value	5	0	0
% to total owned	0%	0%	0%
Convertible securities:
Number of securities impaired	10	4	2
% to total owned	11%	4%	2%
Impairment amount	$26	$16	$8
New book value	23	11	9
% to total owned	6%	2%	2%
Total:
Number of securities impaired	49	30	14
% to total owned	3%	4%	1%
Impairment amount	$80	$98	$45
New book value	44	49	30
% to total owned	1%	1%	1%

Realized investment gains and losses

In 2003, the company recorded $30 million in net realized investment gains compared with $8 million in 2002 and $11 million 2001. The company buys and sells securities on an ongoing basis to help achieve its portfolio objectives. Although the company prefers to hold fixed-income securities until maturity, a decision to sell reflects management’s perception of a change in the underlying fundamentals of the security and preference to allocate those funds to investments that more closely meet the established parameters for long-term stability and growth. Management’s opinion that the security fundamentally no longer meets the company’s investment expectations may reflect a loss of confidence in the issuer’s management, a change in underlying risk factors (such as political risk, regulatory risk, sector risk or credit risk), or a recovery from a previously impaired value.

Changes in the valuation of embedded derivatives

In 2003, the company recorded $9 million in fair value increases versus $4 million in fair value declines in 2002 and $9 million in fair value increases in 2001 due to the application of Statement of Financial Accounting Standard (SFAS) No. 133, which requires measurement of the fluctuations in the value of the embedded derivative features in selected convertible securities. See Note 1 to the Consolidated Financial Statements, Page 58, for details on the accounting for convertible security embedded options.

Investments Outlook

Management believes that it can achieve investment income growth of 3.5 percent to 4.5 percent in 2004 as a result of the anticipated growth in dividend income, strong cash flow from insurance operations and overall portfolio growth. While management does not forecast realized investment gains and losses, it believes that impairment charges in 2004 will be limited to securities marked to market because they have been identified for sale, or those where issuer-specific events cause sharp declines in market value with little or no warning.

Other

Operations of the parent company, CFC Investment Company and CinFin Capital Management Company, excluding investment activities, and other income of the insurance subsidiaries resulted in $7 million in revenues in 2003, down from $14 million in 2002 and $10 million in 2001. Losses before income taxes of $38 million, $32 million and $37 million recorded in 2003, 2002 and 2001, respectively, were primarily due to interest expense from debt of the parent company and operating expenses of the company’s headquarters.

Taxes

The company’s income tax expense was $106 million, $41 million and $28 million for 2003, 2002 and 2001, respectively, while the effective tax rate was 22.0 percent, 14.8 percent and 12.7 percent for the same periods. Investment operations are the company’s primary source of profits. The company pursues a strategy of investing in tax-advantaged fixed maturities and equity securities to minimize its overall tax liability and maximize after-tax earnings. A 2003 GAAP net underwriting gain of $140 million increased the company’s tax expense compared with a gain of $7 million in 2002 and a loss of $102 million in 2001. The differences in income tax expense and the effective tax rate during the period were primarily the company’s tax-exempt interest and dividends received exclusion. See Note 10 to the Consolidated Financial Statements, Page 66, for detail regarding the company’s effective income tax rate. Management anticipates that the effective tax rate will be in the 21 percent to 24 percent range if the company continues to achieve its performance objectives of an underwriting profit, growth in investment income and more normalized realized investment gains.

Liquidity and Capital Resources

Cash Flow

(In millions)

	Years ended December 31,
	2003	2002	2001
Net cash provided by operating activities	$816	$667	$543
Net cash used in investing activities	(642)	(537)	(359)
Net cash used in financing activities	(195)	(66)	(148)

Net increase (decrease) in cash	$(21)	$64	$36
Cash at beginning of year	112	48	12

Cash at end of year	$91	$112	$48

Supplemental:
Interest paid	$34	$35	$41
Income taxes paid	65	87	9

Liquidity is a measure of the company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of business obligations. The company’s primary means of meeting its liquidity requirements are through dividends from its insurance subsidiaries and investment income from its investment portfolio. The parent company’s cash requirements include general operating expenses, interest payments on its debt, dividends to shareholders and common stock repurchases. The company’s lines of credit also provide another potential source of short-term liquidity.

The property casualty and life insurance operations’ short-term cash needs primarily consist of paying insurance loss and loss expenses and ongoing operating expenses. Those needs are met through cash flows from insurance premiums and investment income. Although the company has never sold investments to pay claims, the sale of investments would provide an additional source of liquidity, if required.

After satisfying short-term cash requirements, excess cash flows from underwriting and investment activities are used to build the investment portfolio, leading to the potential for increases in future investment income and realized gains. Underwriting generates positive cash flows because cash from premium payments generally is received in advance of cash payments required to settle claims.

The company’s property casualty and life insurance operations generated positive cash flows from underwriting of $472 million, $441 million and $478 million in 2003, 2002 and 2001, respectively. This strong underwriting cash flow was primarily due to growth of premiums in the past three years. In addition, investment income from the insurance operations generated cash flows of $332 million, $316 million and $298 million in 2003, 2002 and 2001, respectively.

In 2003, 2002 and 2001, the insurance subsidiaries invested $1.398 billion, $843 million and $708 million in fixed-income and equity securities. Those purchases were offset by sales of fixed-income securities totaling $143 million, $64 million and $19 million in 2003, 2002 and 2001, respectively. Calls and maturities of fixed-income securities added $389 million, $219 million and $186 million to cash flow in 2003, 2002 and 2001, respectively. Sales, calls or maturities of equity and equity-linked securities totaled $209 million, $98 million and $187 million in 2003, 2002 and 2001, respectively. See Item 1, Investments Segment, Page 7, for a discussion of the portfolio allocation and quality.

As described in Item 1, Regulations, Page 10, and Note 8 to the Consolidated Financial Statements, Page 65, dividends paid to the parent company by its insurance subsidiary are restricted by Ohio regulatory requirements. Further, management intends for all insurance subsidiaries to maintain their superior financial strength ratings, which may constrain their dividend-paying capacity. In 2003, 2002 and 2001, the company’s insurance subsidiary paid dividends of $50 million, $100 million and $100 million, respectively, to the parent company.

As a result of investment income from its investments and dividends and borrowings from its insurance subsidiary, the parent company met its cash requirements for general operating expenses, interest payments on its long- and short- term debt, dividends to shareholders and common stock repurchase. Investing activities generated $48 million of cash flow in 2003 after using $39 million in 2002 and $34 million in 2001.

Dividends

Cincinnati Financial has increased the indicated annual cash dividend rate to shareholders for 44 consecutive years and, periodically, the board of directors authorizes stock dividends or splits. In January 2004, the board of directors authorized a 10.0 percent increase in the regular quarterly cash dividend to an indicated annual rate of $1.10. In February 2003, the board of directors authorized a 12.4 percent increase in the regular quarterly cash dividend to an indicated annual rate of $1.00. In February 2002, the board authorized a 6.0 percent increase; and in February 2001, a 10.5 percent increase.

In January 2004, the board also authorized a 5 percent stock dividend payable June 15, 2004, to shareholders of record April 30, 2004. This is the 28th stock dividend or split declared over the past 47 years.

Over the past 10 years, the company has paid an average of 45 percent of net income as dividends, with the remaining 55 percent reinvested for future growth. The ability of the company to continue paying cash dividends is subject to factors the board of directors may deem relevant.

Common Stock Repurchase

The Cincinnati Financial board believes that stock repurchases can help fulfill the company’s commitment to enhancing shareholder value. Consequently, the company’s board has authorized the repurchase of outstanding shares. In 2003, repurchases were made as follows:

	Number of shares	Average
	repurchased	cost per share
January	285,000	$36.51
February	363,500	34.96
March	290,200	34.70
April	0	0.00
May	103,100	35.74
June	223,700	37.19
July	28,900	37.26
August	0	0.00
September	62,700	39.99
October	1,200	40.00
November	101,300	40.18
December	40,400	40.98
Remaining shares authorized for repurchase	5,278,000

Common stock repurchases for treasury have continued at a steady pace over the last several years and occur whenever management believes that stock prices on the open market are favorable for such repurchases. At a minimum, the company would expect to offset dilution of option exercises. Shares repurchased total 15.6 million, at a total cost to the company of $520 million, since the inception of the share repurchase program in 1996. At December 31, 2003, 5.3 million shares remain authorized for repurchase.

Outlook

Management continues to believe that cash provided by operating activities will continue to be the primary source of funds for the company. Future liquidity could be affected by catastrophe losses in excess of the company’s catastrophe reinsurance treaties, which provide coverage for gross losses up to $400 million. The company has no significant exposure to assumed reinsurance, which accounted for no more than 2.4 percent of earned premiums in each of the last three years and is expected to remain at or near this level in 2004.

Management anticipates its insurance subsidiary will pay dividends of at least $75 million to the parent company in 2004. During 2004, the company will determine the timeline for developing additional space at its headquarters location although management anticipates no extraordinary cash outlays in the next two years.

Assets

At December 31, 2003, the investment portfolio made up 80.3 percent of total assets. The remainder consisted primarily of other invested assets (0.5 percent), premium receivables (6.8 percent), reinsurance receivables (4.0 percent), deferred acquisition costs (2.4 percent) and separate accounts (3.0 percent). These percentages have remained relatively constant over the last few years.

Total assets increased 9.8 percent, or $1.387 billion, to $15.509 billion at December 31, 2003. The increase primarily reflected:

•	$1.262 billion increase in investment portfolio assets as discussed below.

•	$104 million increase in premiums receivables and $29 million increase in deferred policy acquisition costs due to the higher premium volume.

•	$27 million increase in reinsurance recoverables is primarily due business growth and an increase in the recoverable related to the company’s USAIG pool participation. As discussed under Reinsurance, Page 26, the company’s working reinsurance treaties are with highly rated and financially strong reinsurers and the company has experienced no collection or aging problems with the property casualty or life reinsurance receivables. See USAIG Pool Participation, Page 44, for a discussion of that reinsurance recoverable.

•	$36 million increase in separate accounts primarily due to market appreciation of assets held and reinvestment of income as discussed in Separate Accounts, Page 20.

Offsetting the increases were a $31 million decline in other assets due to the elimination of a prepaid federal tax assets in 2003 and a $21 million decline in cash.

Investment Portfolio

The market value of the company’s investments was $12.527 billion and $11.265 billion at year-end 2003 and 2002, respectively.

Insurance regulatory and statutory requirements designed to protect policyholders from investment risk influence the company’s investment decisions on an individual insurance company basis. Cash generated from insurance operations is invested almost entirely in five classes of assets evaluated for yield and risk prior to purchase (See Item 1, Investments Segment, Page 7, for a discussion of the five classes of assets).

The company invests primarily in publicly traded fixed-income and equity and equity-linked securities, classified as available for sale in the accompanying financial statements. Valuations of all of the company’s investments are based on either listed prices or data provided by FT Interactive Data, an outside resource that supplies global securities pricing. Changes in the fair value of these securities, based on the listed prices or information from FT Interactive Data, are reported on the company’s balance sheet in other comprehensive income, net of tax. Fixed maturities (bonds and notes) and equity and equity-linked securities (common and preferred stocks) are classified as available for sale and recorded at fair value in the financial statements.

At December 31, 2003, the company’s portfolio of fixed-income securities had a weighted average yield-to-book value of 6.5 percent, a weighted average maturity of 10.2 years and a weighted average modified duration of 5.0 years. At December 31, 2002, the company’s portfolio of fixed-income securities had a weighted average yield-to-book of 7.4 percent, a weighted average maturity of 10.6 years and a weighted average modified duration of 4.9 years. The decline in the yield-to-book was due to lower prevailing interest rates and the reinvestment of funds from calls or redemptions at lower rates. Management is attempting to maintain an intermediate portfolio duration to protect against the anticipated rise in interest rates as the economy continues to improve. Duration can be defined as the average maturity of all bond payments, where each payment is weighted by its value. In the fixed-income market, duration is used to measure the sensitivity of an asset price to movements in yields. See Note 2 to the Consolidated Financial Statements, Page 62, for additional information regarding the maturity of the company’s fixed-income portfolio.

Over the past year, the company has invested a higher portion of available funds in U.S. agency paper and insured municipal bonds, resulting in a significant rise in the percentage of the portfolio rated A and above based on fair value (market value). Credit ratings as of December 31, 2003 and 2002, for the company’s fixed income portfolio were:

(Dollars in millions)

	As of December 31,
	2003		2002
	Fair	Percent	Fair	Percent
	value	to total	value	to total
Moody’s Ratings
Aaa, Aa, A	$1,958	49.9%	$1,180	35.7%
Baa	891	22.7	909	27.5
Ba	370	9.4	424	12.9
B	213	5.4	232	7.0
Caa	83	2.1	90	2.7
Not rated	410	10.5	470	14.2

Total	$3,925	100.0%	$3,305	100.0%

Standard & Poor’s Ratings
AAA, AA, A	$1,914	48.8%	$1,174	35.5%
BBB	991	25.2	1,015	30.7
BB	339	8.6	397	12.0
B	208	5.3	228	6.9
CCC	59	1.5	63	1.9
D	7	0.2	0	0.0
Not rated	407	10.4	428	13.0

Total	$3,925	100.0%	$3,305	100.0%

Similar to the equity portfolio, the fixed-income portfolio is concentrated in the financials sector, including banks, brokerage, finance and investment and insurance companies. Management leverages its familiarity with this sector in its fixed-income portfolio. The financials sector represented 15.6 and 15.9 percent of both the book value and market value, respectively, of the overall fixed-income portfolio at December 31, 2003. Approximately 95 of the financials sector holdings are investment-grade corporate bonds. No other industry accounts for more than 10 percent of the fixed-income portfolio.

USAIG Pool Participation

In 2003, $324 million, or 52.3 percent of total reinsurance receivables, compared with $311 million in 2002, related to the company’s participation in USAIG, a joint underwriting association of individual insurance companies that collectively function as a worldwide insurance market for all types of aviation and aerospace accounts. Due to the company’s participation in USAIG for policy years 2001 and prior, The Cincinnati Insurance Company was named as the designated insurer for American Airlines’ policy year 2000 business. Recoverables resulting from all American Airlines accidents during that year were recorded on The Cincinnati Insurance Companies’ 2001 financial statements. Management expects to recover 100 percent of the reinsurance recoverables associated with the USAIG participation although it is impossible to estimate the timeframe for recovery due to the complex nature of aviation and aerospace insurance. USAIG has a reinsurance program for its members. Companies participating in the USAIG reinsurance program are all rated A or higher by A.M. Best. Reinsurance recoverables on behalf of unauthorized reinsurers participating in the pool are backed by letters of credit and trust funds from these reinsurers. The company no longer participates in USAIG.

Liabilities

Overview

At December 31, 2003, insurance reserves were 47.7 percent of total liabilities. The remainder consisted primarily of unearned premiums (15.5 percent), deferred income tax (20.9 percent) and long- and short-term debt (6.5 percent). These percentages have remained relatively constant over a number of years.

Total liabilities increased 9.2 percent, or $781 million, to $9.305 billion at December 31, 2003 from December 31, 2002. The increase primarily reflected:

•	$347 million increase in insurance reserves as discussed in Item 1, Property Casualty Loss and Loss Expense Reserves, Page 3; Property Casualty Insurance Loss Reserves, Page 18; and Life Insurance Policy Reserves, Page 20, as well as Property Casualty Loss and Loss Expense Reserves, Page 25. The company does not discount its property casualty reserves.

•	$127 million increase in unearned premiums due to higher premium volume.

•	$212 million increase in deferred income tax liability to $1.949 billion at December 31, 2003, primarily because of the increase in unrealized gains in the investment portfolio.

Long- and Short-term Debt

At December 31, 2003, and December 31, 2002, long-term debt consisted entirely of $420 million in senior debentures. The senior debenture is not encumbered by rating triggers. The company’s excellent cash flow and strong capital position have allowed it to minimize its reliance on debt financing although the company utilizes lines of credit to fund short-term cash needs.

The company has two lines of credit totaling $250 million at year-end 2003. There are two financial covenants for the company’s $175 million line of credit. First, consolidated net worth on the last day of each fiscal quarter shall not be less than $5.0 billion or $4.5 billion if such reduction in consolidated net worth is due solely to unrealized losses in the company’s portfolio of debt and equity investments; at year-end 2003, the company’s consolidated net worth was $6.204 billion. Second, the company’s consolidated ratio of indebtedness for borrowed money to net worth, at any time during each fiscal quarter, shall not exceed the ratio of 0.25-to-1.00; as of year-end 2003, the ratio of indebtedness to net worth was 0.10-to-1.00. The company’s $75 million line of credit has no financial covenants. Short-term interest rates will fluctuate. Every 100 basis point increase in short-term rates will increase annual interest expense by $2 million, before-tax, based on the $183 million outstanding on the two lines of credit at year-end 2003.

During 2001, CFC Investment Company entered into an interest-rate swap as a cash hedge of variable interest payments for certain variable-rate debt obligations ($31 million notional amount) to better match fixed rate lease assets with liabilities having a fixed financing rate. Under this interest-rate swap contract, the company agreed to pay a fixed rate of interest for a seven-year period. The contract is considered to be a hedge against changes in the amount of future cash flows associated with the related interest payments. Accordingly, the related unrealized gain or loss on this contract is a component of comprehensive income. The interest swap contract is reflected at fair value in the company’s balance sheet. The unrealized loss at December 31, 2003 and 2002 was $3 million and $4 million, net of tax. The net effect of this transaction was to fix the interest cost on the short-term loan.

The company had no off-balance sheet arrangements at December 31, 2003. Following is a summary of the contractual obligations and other commercial commitments at December 31, 2003:

(In millions)

	Computer
	hardware and
	software
	(maintenance	Annuitization	Long-term	Lines of
	agreements)	obligations	debt	credit	Total
Payments due by period:
Less than one year	$2	$13	$0	$183	$198
One to three years	2	38	0	0	40
After three years through five years	0	25	0	0	25
More than five years	0	88	420	0	508

Total	$4	$164	$420	$183	$771

Shareholders’ Equity

Total shareholders’ equity was 40.0 percent and 39.8 percent of total assets at year-end 2003 and 2002.

As a long-term investor, the company has followed a buy-and-hold strategy for more than 40 years. A significant amount of unrealized appreciation on equity investments has been generated as a result of this policy. Unrealized appreciation on equity investments, before deferred income taxes, was $6.037 billion and $5.509 billion at year-end 2003 and 2002, respectively. It constituted 65.8 percent of total shareholders’ equity at year-end 2003.

(In millions)

	Years ended December 31,
	2003	2002	2001
Common stock, paid-in-capital less treasury stock	$134	$183	$207
Retained earnings	1,986	1,772	1,678
Accumulated other comprehensive income	4,084	3,643	4,113

Total	$6,204	$5,598	$5,998

Comprehensive Income

During the years ended December 31, 2003, 2002 and 2001, the company had realized investment losses before taxes amounting to $122 million, $152 million and $105 million, offset by realized investment gains of $81 million, $58 million and $80 million, respectively. At December 31, 2003, unrealized investment gains before taxes totaled $6.322 billion and unrealized investment losses in the investment portfolio amounted to $29 million. The unrealized appreciation was primarily due to the company’s holdings in Fifth Third (Nasdaq: FITB) and Alltel Corporation (NYSE:AT) common stock.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

Introduction

Market risk is the potential for a decrease in value resulting from broad yet uncontrollable forces such as: inflation, economic growth, interest rates, world political conditions or other widespread unpredictable events. It is comprised of many individual risks that, when combined, create a macroeconomic impact. Some of the risks are:

•	Political – the potential for a decrease in market value due to the real or perceived impact of governmental policies or conditions

•	Regulatory – the potential for a decrease in market value due to the impact of legislative proposals or changes in the laws or regulations

•	Economic – the potential for a decrease in value due to changes in general economic factors (recession, inflation, deflation, etc.)

•	Revaluation – the potential for a decrease in market value due to a change in relative value (change in market multiple) of the market brought on by general economic factors

•	Interest-rate – the potential for a decrease in market value of a security or portfolio due to its sensitivity to changes (increases or decreases) in the general level of interest rates

Company-specific risk is the potential for a particular issuer to experience a decline in valuation due to the impact of sector or market risk on the holding or because of issues specific to the firm:

•	Fraud – the potential for a negative impact on an issuer’s performance due to actual or alleged illegal or improper activity of individuals it employs

•	Credit – the potential for deterioration in an issuer’s financial profile due to specific company issues, problems it faces in the course of its operations or industry-related issues

•	Default – the possibility that an issuer will not make a required payment (interest payment or return of principal) on its debt. Generally this occurs after its financial profile has deteriorated (credit risk) and it no longer has the means to make its payments

The investment committee of the board of directors monitors the investment risk management process primarily through its executive oversight of investment activities. The company takes an active approach to managing market and other investment risks, including the accountabilities and controls over these activities. Actively managing these market risks is integral to the company’s operations and could require a change in the character of future investments purchased or sold or require a shift in the existing asset portfolios to manage exposure to market risk within acceptable ranges. The approach is applied daily by the company’s portfolio managers and analysts to each of the five asset classes in which the company invests.

Sector risk is the potential for a negative impact on a particular industry due to its sensitivity to factors that make up market risk. Market risk affects general supply/demand factors for an industry and will affect companies within that industry to varying degrees.

Risks associated with the five asset classes described in Item 1, Investments Segment, Page 7, can be summarized as follows (H – high, A – average, L – low):

	Investment-grade	High-yield	Tax-exempt	Common	Convertible
	corporate bonds	corporate bonds	municipal bonds	stocks	securities
Political	A	A	H	A	A
Regulatory	A	A	A	A	A
Economic	A	H	A	H	H
Revaluation	A	H	A	H	A
Interest rate	H	A	H	A	A
Fraud	A	A	L	A	A
Credit	A	H	L	A	A
Default	L	H	L	A	A

Fixed-Income Securities

For investment-grade corporate bonds, the inverse relationship between interest rates and bond prices leads to falling bond values during periods of increasing interest rates. Although the potential for a worsening financial condition, and ultimately default, does exist with investment-grade corporate bonds, their higher-quality financial profiles make credit risk less of a concern than for lower-quality investments. The company addresses this risk by consistently investing within a particular maturity range, which has, over the years, provided the portfolio with a laddered maturity schedule less subject to large swings in value due to interest rate changes. While a single maturity range may see values drop due to general interest rate levels, other maturity ranges will be less affected by those changes. Additionally, purchases are spread across a wide spectrum of industries and companies, diversifying the company’s holdings and minimizing the impact of specific industries or companies with greater sensitivities to interest rate fluctuations.

The primary risk related to high-yield corporate bonds is credit risk or the potential for a deteriorating financial structure. A weak financial profile can lead to rating downgrades from the credit rating agencies, which can put further downward pressure on bond prices. Interest rate risk is less of a factor with high-yield corporate bonds, as valuation is related more directly to underlying operating performance than to general interest rates. This puts more emphasis on the financial results achieved by the issuer rather than general economic trends or statistics within the marketplace. The company addresses this concern by analyzing issuer- and industry-specific financial results and by closely monitoring holdings within this asset class.

The primary risks related to tax-exempt bonds are interest rate risk and geo-political risk associated with the specific economic environment within the political boundaries of the issuing municipal entity. The company addresses these concerns by focusing on municipalities’ general-obligation debt and on essential-service bonds. Essential-service bonds derive a revenue stream from the services provided by the municipality, which are vital to the people living in the area (schools, water service, sewer service, etc.). Another risk related to tax-exempt bonds is regulatory risk or the potential for legislative changes that would negate the benefit of owning tax-exempt bonds. The company monitors regulatory activity for situations that may negatively affect current holdings and its ongoing strategy for investing in these securities.

The final, less significant risk is a small exposure to credit risk for a portion of the tax-exempt portfolio that has support from corporate entities. Examples are bonds insured by corporate bond insurers or bonds with interest payments made by a corporate entity through a municipal conduit/authority. While decisions regarding these investments primarily consider the underlying municipal situation, the existence of third-party insurance reduces risk in the event of default. In circumstances in which the municipality was unable to meet its obligations, risk would be increased if the insuring entity were experiencing financial duress. Because of the company’s diverse exposure and selection of higher-rated entities with strong financial profiles, the company does not believe this is a material concern.

Interest Rate Sensitivity Analysis

The company is using a dynamic financial planning model developed during 2002 to further incorporate analytical tools in assessing market risks. Management believes the model is improving the company’s ability to measure the impact on bond values resulting from changes in interest rates. Improved measurement of the impact of interest rate changes should allow for improved matching of the company’s assets and liabilities.

Hypothetically, an increase in interest rates (market yields to maturity) of 100 basis points at December 31, 2003, would decrease the fair value of the fixed-income portfolio by approximately 5.0 percent or $195 million, or to $3.730 billion from $3.925 billion. Investment-grade corporate bonds have the greatest sensitivity to interest rate changes. Based on the present duration of the investment-grade corporate bond portfolio, a 100 basis point increase in interest rates would result in a 5.5 percent decline in the fair value of that portion of the portfolio. This would be offset by the callable agency paper, which has higher coupons and, therefore, lower duration effects. The tax-exempt municipal bond portfolio, with a longer average maturity schedule, would be somewhat less sensitive to interest rate increases, while the high-yield corporate bond portfolio would be even less sensitive.

Because of the company’s large surplus, long-term investment horizon and its ability to hold most fixed-income investments until maturity, management believes the company is well positioned for a rise in interest rates. A higher rate environment would provide the opportunity to reinvest cash flow in higher yielding securities. The potential decline in fair values due to an interest rate increase would not signal a decline in credit quality. Management believes that lower values due solely to interest rate changes would not signal the likelihood of additional other-than-temporary impairments.

In the dynamic financial planning model, the selected interest rate change of 100 basis points represents management’s views of a shift in rates that is quite possible over a one-year period. The rates modeled should not be considered a prediction of future events as interest rates may be much more volatile in the future. The analysis is not intended to provide a precise forecast of the effect of changes in rates on the company’s results or financial condition, nor does it take into account any actions that might be taken to reduce exposure to such risks.

Equity and Equity-linked Securities

Common stocks are subject to a variety of risk factors encompassed under the umbrella of market risk. General economic swings influence the performance of the underlying industries and companies within those industries. A downturn in the economy will have a negative impact on an equity portfolio. Industry- and company-specific risks have the potential to substantially affect the market value of the company’s equity portfolio. The company addresses these risks by maintaining investments in a small group of holdings that management can analyze closely, better understanding their business and the related risk factors.

At December 31, 2003, the company held 15 individual equity positions valued at approximately $100 million or above, see Item 1, Investments Segment, Page 7, for additional details on these holdings. These equity positions accounted for approximately 95 percent of the after-tax net unrealized appreciation of the entire portfolio.

Management believes the company’s equity investment style – centered on companies that pay and increase dividends to shareholders – is an appropriate long-term strategy. While the company’s long-term financial position would be affected by changes in the market valuation of its investments, management believes the company’s strong surplus position and healthy cash flow provides it with a cushion against short-term fluctuations in valuation. The continued payment of cash dividends by the company’s common equities also provides a floor to their valuation. Management is cognizant that a prolonged downturn in the stocks of financial institutions would create the greatest long-term negative effect on the portfolio.

While past performance cannot guarantee future returns, over the longer-term, the performance of the company’s equity portfolio has exceeded that of the broader market with a five-year total return of 23.7 percent compared with a decline of 2.8 percent for the Standard & Poor’s 500 Index, a common benchmark of market performance. In 2003, the equity portfolio underperformed the market with a total return of 9.3 percent compared with the Standard & Poor’s 500’s return of 28.7 percent. The primary reason for the difference was the technology-led nature of the 2003 market rally, a market sector in which the company has virtually no holdings. Financial institution and healthcare and pharmaceutical-related issue indices generated returns more in line with the performance of the company’s portfolio.

Fifth Third’s value in 2003 was affected by uncertainty surrounding a regulatory review announced in late 2002. Some of the uncertainty was removed when Fifth Third entered into a written agreement with the Federal Reserve Bank and the Ohio Department of Commerce in late March 2003. In the agreement, Fifth Third outlined the series of steps its management has been taking to strengthen identified areas. At that time, Fifth Third noted that management is extremely serious about risk management and internal controls and that the company is taking the necessary steps to strengthen procedures to fully cooperate with the regulatory agencies. Fifth Third stated that these efforts, many of which had already begun, will result in Fifth Third emerging from this process as an even stronger company. Fifth Third continues to report results that meet Cincinnati Financial’s investing criteria of increasing sales, earnings and dividends. In addition, Cincinnati Financial management believes Fifth Third has proven management and a favorable outlook.

The company held 72.8 million shares of Fifth Third common stock at a cost of $283 million at December 31, 2003. The market value of the company’s Fifth Third position was $4.301 billion at year-end 2003, or 52.7 percent of the company’s total common equity portfolio, compared with $4.261 billion, or 54.0 percent, at year-end 2002. The after-tax unrealized gain represented by the company’s Fifth Third position was $2.612 billion, or 63.8 percent of the company’s total after-tax unrealized gains at year-end 2003, compared with $2.586 billion, or 71.0 percent, at year-end 2002. The Fifth Third position represented $16.28 of the company’s total book value of $38.69 per share at year-end 2003 compared with $16.00 of year-end 2002 book value of $34.65. Every $1.00 change in the market price of Fifth Third’s common stock has approximately a 29-cent impact on Cincinnati Financial’s book value per share. A 20 percent ($11.82) change in the market price of Fifth Third’s common stock, which was $59.10 at year-end 2003, would result in a $860 million change in assets and a $559 million change in after-tax unrealized gains. This would affect shareholders’ equity by 9.0 percent and book value by $3.49 per share.

The primary risk related to convertible securities is similar to other corporate fixed-income securities in terms of their sensitivity to interest rates, credit risk and default risk. The better the financial condition of the underlying issuer, the lower the credit risk. However, the pricing of convertible securities is more likely to be driven by the relationship of the underlying common stock price to the strike price of the embedded option. If the underlying stock price is well below the strike price, the convertible security will trade more like a pure fixed-income instrument and be more interest rate sensitive. However, as the underlying stock approaches the option strike price, the convertible will be less interest rate sensitive and more responsive to movements in the stock.

Potential Impairments

Management monitors securities trading below 70 percent of book value for potential other-than-temporary impairment in line with its asset impairment policy discussed in Asset Impairment, Page 19. The reduction in the number of securities trading below 100 percent of book value at year-end 2003 compared with year-end 2002 reflected the recent emphasis on increasing the credit quality of the bond portfolio, as rated by Standard & Poor’s and Moody’s, as well as the downward shift in the yield curve and compression of the spread with treasury bonds. Further, during 2003 and 2002, 49 and 30 securities, respectively, were written down as other-than-temporarily impaired.

The asset impairment policy evaluates: significant decreases in the market value of the assets; changes in legal factors or in the business climate; or other such factors indicating whether or not the carrying amount may be recoverable. A declining trend in market value, the extent of the market value decline and the length of time in which the value has been depressed are objective measures that can be outweighed by subjective measures such as impending events and issuer liquidity. Impairment is evaluated in the event of a declining market value for four consecutive quarters with quarter-end market value below 50 percent of book value or a market value 50 percent below book value for three consecutive quarters. In addition to applying the impairment policy, the status of the portfolio is constantly monitored by the company’s portfolio managers for indications of potential problems or issues that may be possible impairment issues. If a significant impairment indicator is noted, the portfolio managers even more closely scrutinize the security.

As a result of the application of the impairment policy, there are just two securities with a combined book value of $70 thousand trading below 70 percent of book value at year-end 2003, compared with 59 securities with a market value of $139 million and a book value of $231 million, or 2.0 percent of total invested assets, at year-end 2002. As discussed in Asset Impairment, Page 19, when evaluating other-than-temporary impairments, management considers the company’s ability to retain a security for a period adequate to recover a substantial portion of their cost. Because of the company’s investment philosophy and strong capitalization, it can hold securities until their scheduled redemption that might otherwise be deemed impaired as management evaluates their potential for recovery based economic, industry or company factors.

Management deems the risk related to securities trading between 70 percent and 100 percent of book value to be relatively minor and at least partially offset by the earned income potential of these investments. At year-end 2003, impairment to market value of all 116 securities trading in this range would have resulted in only $24 million in additional realized investment losses, before tax. These 116 securities, which represented 5.2 percent of the total market value of the portfolio, generated $25 million, or 5.5 percent, of total earned investment income.

The following table summarizes the portfolio by period of time:

(Dollars in millions)

	6 Months or less		> 6 - 12 Months		> 12 - 24 Months		> 24 - 36 Months
		Gross		Gross		Gross		Gross
	Number	unrealized	Number	unrealized	Number	unrealized	Number	unrealized
	of issues	gain/loss	of issues	gain/loss	of issues	gain/loss	of issues	gain/loss
Investment-grade corporate bonds:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	41	(5)	1	0	0	0	0	0
Trading at 100% and above of book value	32	4	56	11	171	64	149	64

Total	73	$(1)	57	$11	171	$64	149	$64

High-yield corporate bonds:
Trading below 70% of book value	1	$0	1	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	9	0	1	0	10	(4)	20	(5)
Trading at 100% and above of book value	54	7	42	15	31	13	30	6

Total	64	$7	44	$15	41	$9	50	$1

Tax-exempt municipal bonds:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	6	0	4	0	1	0	9	(3)
Trading at 100% and above of book value	63	3	74	8	95	11	363	58

Total	69	$3	78	$8	96	$11	372	$55

Convertible securities:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	2	0	1	0	3	(2)	5	(1)
Trading at 100% and above of book value	22	4	24	16	17	19	15	24

Total	24	$4	25	$16	20	$17	20	$23

Common stocks:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	0	0	0	0	2	(4)	1	0
Trading at 100% and above of book value	13	16	9	32	2	2	24	5,940

Total	13	$16	9	$32	4	$(2)	25	$5,940

Summary:
Trading below 70% of book value	1	$0	1	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	58	(5)	7	0	16	(10)	35	(9)
Trading at 100% and above of book value	184	34	205	82	316	109	581	6,092

Total	243	$29	213	$82	332	$99	616	$6,083

The two issues trading below 70 percent of book value at December 31, 2003, had been at that level for 12 months or less. At December 31, 2003, no securities in the company’s portfolio had traded below 70 percent of book value for more than 12 months.

For all 116 securities trading at 70 percent to less than 100 percent of book value, 51 securities representing $19 million in unrealized losses had been trading in that range for more than 12 months; seven securities representing less than $1 million in unrealized losses had been trading in that range for more than six to 12 months; and 58 securities representing $5 million in unrealized losses had been trading in that range for six months or less.

Of the total 118 holdings trading below book value at December 31, 2003, three were common stocks and 11 were convertible securities representing total unrealized losses of $7 million. Financials sector securities accounted for $6 million, or 25.4 percent, of the unrealized losses. At year-end, total financials sector securities in the common equity portfolio had a market value of $5.753 billion. The other $18 million in unrealized losses was spread across a variety of industries.

Reflecting the company’s long-term investment philosophy, of the 1,286 securities trading at or above book value, 581, or 45.2 percent, have shown unrealized gains for more than 24 months.

Based on current information, the company anticipates application of its policy will result in other-than-temporary impairment charges less than $5 million in the first quarter of 2004, barring new developments affecting individual companies or industries in the portfolio.

The following table summarizes the portfolio:

(Dollars in millions)

				Gross	Gross
	Number			unrealized	investment
At December 31, 2003	of issues	Book value	Market value	gain/loss	income
Investment-grade corporate bonds:
Trading below 70% of book value	0	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	42	372	367	(5)	8
Trading at 100% and above of book value	408	1,501	1,644	143	94

Securities sold in current year					7

Total	450	$1,873	$2,011	$138	$109

High-yield corporate bonds:
Trading below 70% of book value	2	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	40	117	108	(9)	10
Trading at 100% and above of book value	157	388	429	41	34
Securities sold in current year					15

Total	199	$505	$537	$32	$59

Tax-exempt municipal bonds:
Trading below 70% of book value	0	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	20	57	54	(3)	2
Trading at 100% and above of book value	595	1,124	1,204	80	57
Securities sold in current year					4

Total	615	$1,181	$1,258	$77	$63

Convertible securities:
Trading below 70% of book value	0	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	11	56	53	(3)	4
Trading at 100% and above of book value	78	367	430	63	25
Securities sold in current year					6

Total	89	$423	$483	$60	$35

Common stocks:
Trading below 70% of book value	0	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	3	70	66	(4)	1
Trading at 100% and above of book value	48	2,104	8,094	5,990	192
Securities sold in current year					3

Total	51	$2,174	$8,160	$5,986	$196

Portfolio summary:
Trading below 70% of book value	2	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	116	672	648	(24)	25
Trading at 100% and above of book value	1,286	5,484	11,801	6,317	402
Securities sold in current year					35

Total	1,404	$6,156	$12,449	$6,293	$462

At December 31, 2002
Portfolio summary:
Trading below 70% of book value	59	$231	$139	$(92)	$15
Trading at 70% to less than 100% of book value	214	896	815	(81)	63
Trading at 100% and above of book value	1,087	4,468	10,235	5,767	346
Securities sold in current year	—	—	—	—	18

Total	1,360	$5,595	$11,189	$5,594	$442

Item 8. Financial Statements and Supplementary Data

Responsibility for Financial Statements

The accompanying financial statements of Cincinnati Financial Corporation and subsidiaries for the year ended December 31, 2003, were prepared by management in conformity with accounting principles generally accepted in the United States of America (GAAP).

The management of the company is responsible for the integrity and objectivity of the financial statements, which are presented on an accrual basis of accounting and include amounts based upon management’s best estimates and judgment. Other financial information in the Annual Report on Form 10-K is consistent with that in the financial statements. The accounting system and related internal controls are designed to assure that the books and records reflect the transactions of the company in accordance with established policies and procedures as implemented by qualified personnel.

The board of directors has established an audit committee composed of outside directors who are believed to be free from any relationship that could interfere with the exercise of independent judgment as audit committee members.

The audit committee meets periodically with management, the independent auditors and the internal auditors to make inquiries as to the manner in which the responsibilities of each are being discharged and reports thereon to the board of directors. In addition, the audit committee recommends to the board of directors the annual appointment of the independent auditors with whom the audit committee reviews the scope of the audit assignment, adequacy of internal controls and internal audit procedures.

Deloitte & Touche LLP, independent auditors, have audited the financial statements of Cincinnati Financial Corporation and subsidiaries for the year ended December 31, 2003, and their report is included herein. The auditors meet with members of the audit committee of the board of directors to discuss the results of their examination and are afforded the opportunity to present their opinions in the absence of management personnel with respect to the adequacy of internal controls and the quality of financial reporting of the company.

Date: March 9, 2004

/S/ John J. Schiff, Jr.

John J. Schiff, Jr.
Chairman, President and Chief Executive Officer

/S/ Kenneth W. Stecher

Kenneth W. Stecher
Chief Financial Officer, Senior Vice President, Secretary and Treasurer
(Principal Accounting Officer)

Independent Auditors’ Report

To the Shareholders and Board of Directors of Cincinnati Financial Corporation:

We have audited the accompanying consolidated balance sheets of Cincinnati Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cincinnati Financial Corporation and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/ Deloitte & Touche LLP

Deloitte & Touche LLP
Cincinnati, Ohio
February 27, 2004

Cincinnati Financial Corporation and Subsidiaries
Consolidated Balance Sheets

(Dollars in millions except share data)

	Years ended December 31,
	2003	2002
ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2003—$3,669; 2002—$3,220)	$3,925	$3,305
Equity securities, at fair value (cost: 2003—$2,487; 2002—$2,375)	8,524	7,884
Other invested assets	78	76
Cash	91	112
Investment income receivable	99	98
Finance receivable	39	33
Premiums receivable	1,060	956
Reinsurance eeceivable	617	590
Prepaid reinsurance premiums	13	47
Deferred policy acquisition costs	372	343
Property and equipment, net, for company use (accumulated depreciation: 2003—$172; 2002—$155)	136	128
Other assets	92	123
Separate accounts	463	427

Total assets	$15,509	$14,122

LIABILITIES
Insurance reserves
Loss and loss expenses	$3,415	$3,176
Life policy reserves	1,025	917
Unearned premiums	1,446	1,319
Other liabilities	404	345
Deferred income tax	1,949	1,737
Notes payable	183	183
6.9% senior debenture due 2028	420	420
Separate accounts	463	427

Total liabilities	9,305	8,524

SHAREHOLDERS’ EQUITY
Common stock, par value—$2 per share; authorized 200 million shares; issued: 2003—176 million shares, 2002—176 million shares	352	352
Paid-in capital	306	300
Retained earnings	1,986	1,772
Accumulated other comprehensive income—unrealized gains on investments and derivatives	4,084	3,643
Treasury stock at cost (2003—16 million shares, 2002—14 million shares)	(524)	(469)

Total shareholders’ equity	6,204	5,598

Total liabilities and shareholders’ equity	$15,509	$14,122

Accompanying notes are an integral part of this statement.

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Income

(In millions except per share data)

	Years ended December 31,
	2003	2002	2001
REVENUES
Earned premiums
Property casualty	$2,653	$2,391	$2,071
Life	95	87	81
Investment income, net of expenses	465	445	421
Realized investment gains and losses	(41)	(94)	(25)
Other income	9	14	13

Total revenues	3,181	2,843	2,561

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	1,887	1,826	1,663
Commissions	536	472	392
Other operating expenses	204	202	184
Taxes, licenses and fees	67	80	72
Increase in deferred policy acquisition costs	(42)	(57)	(27)
Interest expense	34	35	39
Other expenses	15	6	17

Total benefits and expenses	2,701	2,564	2,340

INCOME BEFORE INCOME TAXES	480	279	221

PROVISION (BENEFIT) FOR INCOME TAXES
Current	130	53	62
Deferred	(24)	(12)	(34)

Total provision (benefit) for income taxes	106	41	28

NET INCOME	$374	$238	$193

PER COMMON SHARE
Net income—basic	$2.33	$1.47	$1.20
Net income—diluted	$2.31	$1.46	$1.19

Accompanying notes are an integral part of this statement.

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions)

	Years ended December 31,
	2003	2002	2001
COMMON STOCK—NUMBER OF SHARES
Beginning of year	162	162	161
Stock options exercised	0	1	1
Conversion of debentures	0	0	1
Purchase of treasury shares	(2)	(1)	(1)

End of year	160	162	162

COMMON STOCK
Beginning of year	$352	$350	$346
Stock options exercised	0	1	1
Conversion of debentures	0	1	3

End of year	352	352	350

TREASURY STOCK
Beginning of year	(469)	(427)	(381)
Purchase	(55)	(42)	(46)

End of year	(524)	(469)	(427)

PAID-IN CAPITAL
Beginning of year	300	284	254
Stock options exercised	6	11	10
Conversion of debentures	0	5	20

End of year	306	300	284

RETAINED EARNINGS
Beginning of year	1,772	1,678	1,620
Net income	374	238	193
Dividends declared	(160)	(144)	(135)

End of year	1,986	1,772	1,678

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	3,643	4,113	4,156
Change in other accumulated comprehensive income, net	441	(470)	(43)

End of year	4,084	3,643	4,113

Total shareholders’ equity	$6,204	$5,598	$5,998

COMPREHENSIVE INCOME
Net income	$374	$238	$193
Change in other accumulated comprehensive income, net	441	(470)	(43)

Total comprehensive income	$815	$(232)	$150

Accompanying notes are an integral part of this statement.

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(In millions)

	Years ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$374	$238	$193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30	22	25
Realized losses on investments	41	94	25
Negotiated settlement-software cost recovery	(23)	0	0
Interest credited to contract holders	23	21	19
Changes in:
Investment income receivable	(1)	(4)	(7)
Premiums and reinsurance receivable	(97)	(274)	(414)
Deferred policy acquisition costs	(42)	(57)	(27)
Other assets	17	3	37
Losses and loss expense reserves	239	289	462
Life policy reserves	75	64	59
Unearned premiums	127	256	140
Other liabilities	14	62	22
Current income tax	63	(35)	43
Deferred income tax	(24)	(12)	(34)

Net cash provided by operating activities	816	667	543

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities investments	192	86	35
Call or maturity of fixed maturities investments	460	266	218
Sale of equity securities investments	217	109	223
Collection of finance receivables	15	14	16
Purchase of fixed maturities investments	(1,143)	(651)	(531)
Purchase of equity securities investments	(335)	(310)	(295)
Investment in property and equipment	(38)	(27)	(15)
Investment in finance receivables	(21)	(21)	(12)
Collection of negotiated settlement-software cost recovery	14	0	0
Investment in other invested assets	(3)	(3)	2

Net cash used in investing activities	(642)	(537)	(359)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(156)	(142)	(132)
Purchase/issuance of treasury shares	(55)	(42)	(46)
Increase in notes payable	0	0	13
Proceeds from stock options exercised	6	10	9
Contract holder funds deposited	45	126	24
Contract holder funds withdrawn	(35)	(18)	(16)

Net cash used in financing activities	(195)	(66)	(148)

Net increase (decrease) in cash	(21)	64	36
Cash at beginning of year	112	48	12

Cash at end of year	$91	$112	$48

Supplemental disclosures of cash flow information:
Interest paid	$34	$35	$41
Income taxes paid	65	87	9
Conversion of 5.5% senior debentures to common stock	0	6	23
Conversion of fixed maturity to equity security investments	51	39	51

Accompanying notes are an integral part of this statement.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Operations

Cincinnati Financial Corporation (company), through four insurance companies, markets insurance mainly through a network of local independent agents. Insurance products include a broad range of business and personal policies, as well as life and disability income insurance and annuities. In addition, the company has finance/leasing and asset management operations through the CFC Investment Company and CinFin Capital Management Company subsidiaries.

Basis of Presentation

The consolidated financial statements include the accounts of the company and subsidiaries, each of which is wholly owned, and are presented in conformity with accounting principles generally accepted in the United States of America (GAAP). All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Property Casualty Insurance

Expenses incurred in the issuance of policies are deferred and amortized over the terms of the policies. These expenses vary with and are primarily related to acquiring insurance business, principally agents’ commissions, premium taxes and certain underwriting costs. Anticipated investment income is not considered in determining if a premium deficiency related to insurance contracts exists. Policy premiums are deferred and earned on a pro rata basis over the terms of the policies. The portion of written premiums applicable to the unexpired terms of the policies is recorded as unearned premiums. Loss and loss expense reserves are based on claims reported prior to the end of the year and estimates of unreported claims net of estimates for salvage and subrogation reserves, based upon facts in each claim and the company’s experience with similar claims. The establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain process. Reserve estimates are regularly reviewed and updated, using the most current information available. Any resulting adjustments are reflected in current operations.

The Cincinnati Insurance Companies market property casualty insurance policies in 31 states. Nine states with at least $100 million in agency earned premium in 2003 generated approximately 70 percent and 71 percent of total property casualty premiums in 2003 and 2002. Ohio, where the company has 187 independent agencies, accounted for 24.6 percent and 25.3 percent of total earned premiums in 2003 and 2002. Agencies in Illinois, Indiana, Michigan and Pennsylvania each contributed between 5 percent and 10 percent of premium volume in 2003 and 2002. No single agency accounted for more than 1.2 percent of the company’s total agency direct earned premiums.

Life Insurance

Traditional products require the policyholder to pay scheduled premiums over the life of the coverage. The company recognizes premiums received on traditional products as revenue when due.

Limited-pay products require the policyholder to pay scheduled premiums up front but coverage is provided for an extended period. Limited-pay products include single premium deferred annuities or life insurance policies with a limited premium paying period. The company defers the amount of premium in excess of the amount necessary to provide for all benefits and expenses and recognizes it over the life of the coverage using the gross profit method.

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

Reserves for universal life products are equal to the cumulative account balances, which include premium deposits plus credited interest, less charges such as mortality and administration, and withdrawals. Interest rates on approximately $530 million and $480 million of such reserves at December 31, 2003 and 2002, respectively, are periodically adjusted subject to economic conditions then in effect and subject to contractually guaranteed minimum rates.

Expenses incurred in the issuance of traditional life insurance products, which include whole life and term life insurance contracts, are deferred and amortized as premiums are earned. Expenses incurred in the issuance of interest-sensitive products are deferred and amortized using the gross profit method, adjusted for emerging experience and expected trends.

Accident Health Insurance

Expenses incurred in the issuance of policies are deferred and amortized in level proportion to earned premiums over the contract term. Policy premium income, unearned premiums and reserves for unpaid losses are accounted for in substantially the same manner as property casualty insurance items discussed above.

Lease/Finance

CFC Investment Company provides auto and equipment direct financing (leases and loans) to commercial and individual clients. Generally, lease contracts transfer ownership of the property to the lessees at the end of the lease terms and contain bargain purchase options. Income is recognized over the financing term using the interest method.

Identified initial direct costs associated with the origination of a lease or loan are capitalized and amortized, using the interest method, over the life of the financing. These costs include, but are not limited to: finder fees, broker fees, filing fees and the cost of credit reports.

Asset Management

Billings are based on a fee structure calculated upon the market values of the assets at the end of the period. Revenues are recognized as fees are earned. As of December 31, 2003, CinFin Capital had 53 institutional, corporate and individual clients and $762 million under management, compared with 35 clients and $726 million at December 31, 2002.

Reinsurance

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

Investment income consists primarily of interest and dividends. Interest is recognized on an accrual basis and dividends are recorded at the ex-dividend date. The interest method is used for amortizing premiums and discounts on fixed-maturity securities.

Other-than-temporary declines in the fair value of investments are recognized in net income as realized investment losses at the time when facts and circumstances indicate such write-downs are warranted.

Derivative Financial Instruments and Hedging Activities

The company invests in certain financial instruments that contain embedded options such as convertible debt and convertible preferred stock. The embedded options are valued and accounted for separately. The company also entered into an interest rate swap agreement as a cash flow hedge during 2001 in order to lock in an interest rate related to certain of its variable rate debt obligations ($31 million notional amount). Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities,” as amended requires changes in the fair value of the company’s derivative financial instruments to be recognized periodically in income or shareholders’ equity (as a component of accumulated other comprehensive income), respectively. Neither the adoption of SFAS No. 133 nor any subsequent changes in fair values of these instruments have had a significant impact on the accompanying consolidated financial statements.

Fair Value Disclosures

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

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation and amortization. The company provides depreciation and amortization based on estimated useful lives using straight-line and accelerated methods. Depreciation and amortization expense recorded in 2003, 2002 and 2001 was $30 million, $22 million and $25 million, respectively. The company reviews property and equipment for impairment whenever events or changes in circumstances, such as significant decreases in market values of assets, changes in legal factors or in the business climate, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, or other such factors indicate that the carrying amount may not be recoverable.

The company capitalizes costs related to computer software developed internally during the application development stage of software development projects. These costs generally consist of certain external, payroll and payroll-related costs. During 2000, the company wrote off $39 million of previously capitalized costs related to the development of next-generation software to process property casualty policies. Management conducted a review of the project, including an assessment by an independent firm, and determined, after several deliverable dates were missed, that the project design would not perform as originally intended. The decision required that the application software under development be abandoned and a new application purchased. As a result of a settlement negotiated with a vendor, third quarter 2003 pretax results included the recovery of $23 million of the $39 million charge. This settlement was included in other operating expenses.

Federal Income Taxes

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

Separate Accounts

The company issues life contracts with guaranteed minimum returns, referred to as bank-owned life insurance policies, the assets and liabilities of which are legally segregated and recorded as assets and liabilities of the separate accounts. Minimum investment returns and account values are guaranteed by the company and also include death benefits to beneficiaries of the contract holders.

The assets of the separate accounts are carried at fair value. Separate account liabilities primarily represent the contract holders’ claims to the related assets and are carried at the fair value of the assets. In the event that the asset value of contract holders’ accounts is projected below the value guaranteed by the company, a liability is established through a charge to the company’s earnings. Generally, investment income and realized investment gains and losses of the separate accounts accrue directly to the contract holders and, therefore, are not included in the company’s Consolidated Statements of Income; however, each separate account contract includes a negotiated realized gain and loss sharing arrangement with the company. A percentage of each separate account’s realized gain and loss accrues to the company and is transferred from the separate account to the company’s general account and is recognized as revenue or expense. Revenues and expenses for the company related to the separate accounts also consist of contractual fees and mortality, surrender and expense risk charges.

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

Had compensation cost for the company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 “Accounting for Stock-Based Compensation,” the company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(In millions except per share data)

		Years ended December 31,
		2003	2002	2001
Net income	As reported	$374	$238	$193
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		10	10	11

	Pro forma	$364	$228	$182

Net income per common share — basic	As reported	$2.33	$1.47	$1.20
	Pro forma	$2.27	$1.41	$1.14
Net income per common share — diluted	As reported	$2.31	$1.46	$1.19
	Pro forma	$2.25	$1.40	$1.13

In determining the pro forma amounts above, the fair value of each option was estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 2.40 percent, 2.52 percent and 2.20 percent; expected volatility of 26.03 percent, 25.90 percent and 25.54 percent; risk-free interest rates of 4.20 percent, 4.26 percent and 5.54 percent; and expected lives of 10 years for all years. Compensation expense in the pro forma disclosures is not indicative of future amounts as options vest over several years and additional grants generally are made each year.

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” in April 2003 to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. This statement did not have any effect on the company’s consolidated financial statements.

In May 2003, FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer of financial instruments classifies and measures in its statement of financial position certain instruments with characteristics of both liabilities and equity. SFAS No. 150 affects an issuer’s accounting for various types of financial instruments that are required to be accounted for as liabilities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. For all financial instruments entered into prior to May 31, 2003, SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003, which for the company begins July 1, 2003. The company does not have any financial instruments outstanding to which the provisions of SFAS No. 150 apply; therefore, the adoption of SFAS No. 150 did not have any impact on the company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (VIEs) either that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. Management has determined that the adoption of this standard will have no material impact on the consolidated financial statements.

The Accounting Standards Executive Committee issued Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” in July 2003 to be effective for the company in the first quarter of 2004. This Statement of Position provides guidance for insurance companies for certain nontraditional long-duration contracts (principally variable annuities with minimum death benefit guarantees) and for separate accounts. Management has determined that this statement will have no effect on the company’s consolidated financial statements.

Reclassifications

Certain prior-year amounts have been reclassified to conform with current-year classifications.

2. Investments

(In millions)

	Years ended December 31,
	2003	2002	2001
Investment income summarized by investment category:
Interest on fixed maturities	$235	$233	$226
Dividends on equity securities	227	209	193
Other investment income	7	8	7

Total	469	450	426
Less investment expenses	4	5	5

Total	$465	$445	$421

Realized investment gains and losses summarized by investment category:
Fixed maturities:
Gross realized gains	$29	$10	$6
Gross realized losses	(23)	(4)	(28)
Other-than-temporary impairments	(50)	(98)	(45)
Equity securities:
Gross realized gains	43	45	65
Gross realized losses	(19)	(46)	(32)
Other-than-temporary impairments	(30)	0	0
Sale of building	0	3	0
Embedded derivatives	9	(4)	9

Total	$(41)	$(94)	$(25)

Change in unrealized investment gains and losses summarized by investment category:
Fixed maturities	$171	$88	$79
Equity securities	528	(805)	(137)
Adjustment to deferred acquisition costs	(13)	0	0
Embedded derivatives	(9)	(5)	(8)

Total	$677	$(722)	$(66)

At December 31, 2003, contractual maturity dates for investments in fixed-maturity securities were:

(In millions)

	Year ended December 31, 2003
	Amortized	Fair	% of Fair
	cost	value	value
Maturity dates occuring:
Less than one year	$58	$61	1.6%
One year through five years	423	453	11.5
After six years through ten years	1,819	1,935	49.3
After eleven years through twenty years	1,115	1,201	30.6
Over twenty years	254	275	7.0

Total	$3,669	$3,925	100.0%

Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2003, investments with book value of $65 million and fair value of $69 million were on deposit with various states in compliance with certain regulatory requirements.

The following analyzes cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for the company’s investments:

(In millions)

	Cost or
	amortized	Gross unrealized		Fair
Years ended December 31,	cost	gains	losses	value
2003
Fixed maturities:
States, municipalities and political subdivisions	$1,181	$80	$3	$1,258
Convertibles and bonds with warrants attached	110	9	0	119
Public utilities	133	11	1	143
United States government and government agencies and authorities	552	2	4	550
All other corporate bonds	1,693	171	9	1,855

Total	$3,669	$273	$17	$3,925

Equity securities	$2,487	$6,044	$7	$8,524

2002
Fixed maturities:
States, municipalities and political subdivisions	$1,055	$67	$11	$1,111
Convertibles and bonds with warrants attached	74	2	3	73
Public utilities	152	7	11	148
United States government and government agencies and authorities	4	0	0	4
All other corporate bonds	1,935	117	83	1,969

Total	$3,220	$193	$108	$3,305

Equity securities	$2,375	$5,573	$64	$7,884

The fair value of the conversion features embedded in convertible securities amounted to a gain of $9 million at December 31, 2003, and a loss of $4 million at December 31, 2002.

The following table provides the unrealized losses and fair values, by investment category and by length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2003:

(In millions)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Fixed maturities:
States, municipalities and political subdivisions	$21	$0	$33	$3	$54	$3
Convertibles and bonds with warrants attached	0	0	0	0	0	0
Public utilities	13	0	10	1	23	1
United States government and government agencies and authorities	320	4	0	0	320	4
All other corporate bonds	46	1	85	8	131	9

Total	$400	$5	$128	$12	$528	$17
Equity securities:	20	0	105	7	125	7

Total	$420	$5	$233	$19	$653	$24

At December 31, 2003, 40 fixed maturity investments with a total unrealized loss of $12 million and 11 equity securities with a total unrealized loss of $7 million had been in that position for 12 months or more. All were trading between 70 percent to less than 100 percent of book value. These assets presently do not meet the company’s other-than-temporary asset impairment criteria and will not be impaired unless they do so in the future.

During 2003, lingering weakness in certain sectors of the economy, such as basic manufacturing, led to continued price weakness for related equity securities. These economic factors as well as company-specific problems contributed to the continued price weakness for the fixed maturity securities. In addition, utility/merchant energy/trading and airline bonds that remain in the portfolio continue to trade below book value because of industrywide performance concerns.

Investments in companies and industry sectors that exceed 10 percent of the company’s shareholders’ equity include:

(In millions)

	2003		2002
	Cost	Fair value	Cost	Fair value
Securities:
Fifth Third Bancorp common stock	$283	$4,301	$283	$4,261
ALLTEL Corporation common and preferred stock	$132	$627	$129	$682

3. Deferred Acquisition Costs

Acquisition costs incurred and capitalized during 2003, 2002 and 2001 amounted to $615 million, $576 million and $478 million, respectively. Amortization of deferred acquisition costs was $586 million in 2003, including a $13 million adjustment related to unrealized gains on investments, and $519 million and $451 million for 2002 and 2001, respectively.

4. Property Casualty Losses and Loss Expenses

Activity in the reserve for losses and loss expenses is summarized as follows:

(In millions)

	Years ended December 31,
	2003	2002	2001
Balance at January 1	$3,150	$2,865	$2,401
Less reinsurance receivable	542	513	219

Net balance at January 1	2,608	2,352	2,182

Incurred related to:
Current year	1,878	1,790	1,653
Prior years	(80)	(45)	(62)

Total incurred	1,798	1,745	1,591

Paid related to:
Current year	762	730	724
Prior years	799	759	697

Total paid	1,561	1,489	1,421

Net balance at December 31	2,845	2,608	2,352
Plus reinsurance receivable	541	542	513

Balance at December 31	$3,386	$3,150	$2,865

As a result of changes in estimates of insured events in prior years, the provision for losses and loss expenses decreased by $80 million, $45 million and $62 million in calendar years 2003, 2002 and 2001. These decreases are due in part to the effects of settling reported (case) and unreported (IBNR) reserves established in prior years for less than expected.

The reserve for loss and loss expenses in the accompanying balance sheets also includes $29 million, $26 million and $22 million at December 31, 2003, 2002 and 2001, respectively, for certain life health losses.

5. Life Policy Reserves

Life policy reserves have been calculated using the account value basis for universal life and annuity policies and modifications of the 1975-80 select and ultimate table for traditional policies. Life policy reserves are summarized as follows:

(In millions)

	Years ended December 31,
	2003	2002
Ordinary/traditional life	$306	$265
Universal life	340	324
Annuities	360	308
Other	19	20

Total	$1,025	$917

At December 31, 2003 and 2002, the fair value associated with the annuities shown above approximated $412 million and $331 million, respectively.

6. Notes Payable

The company and subsidiaries had no compensating balance requirement on debt for either 2003 or 2002. The company had two lines of credit with commercial banks amounting to $250 million in 2003 (expiring in 2004) and $250 million in 2002, of which $183 million was in use at December 31, 2003 and 2002. Interest rates charged on such borrowings ranged from 1.56 percent to 8.49 percent during 2003, which resulted in an average interest rate of 2.57 percent. At December 31, 2003, the fair value of the notes payable approximated the carrying value and the weighted average interest rate approximated 2.43 percent.

The company entered an interest-rate swap agreement during 2001, which expires in 2008, to hedge future cash flows (thereby obtaining a fixed interest rate) related to certain variable rate debt obligations ($31 million notional amount). This swap is reflected at fair value in the accompanying balance sheet and the $2 million unrealized loss, net of tax, at December 31, 2003, is a component of comprehensive income; the fair value was $2 million, net of tax, at December 31, 2002. The company does not expect any significant amounts to be reclassified into earnings as a result of interest rate changes in the next 12 months.

7. Senior Debentures

The company issued $420 million of senior debentures due 2028 in 1998. At December 31, 2003 and 2002, the fair value of the debentures approximated $458 million and $429 million, respectively. The company had convertible senior debentures which matured in 2002 and were convertible into shares of common stock at a conversion price of $14.88 per share (or 67.23 shares for each one thousand dollars principal).

8. Shareholders’ Equity and Dividend Restrictions

CFC’s insurance subsidiary paid cash dividends to the company of $50 million in 2003 and $100 million in both 2002 and 2001. Dividends paid by insurance subsidiaries are restricted by regulatory requirements of the insurance subsidiaries’ domiciliary state. Generally, the maximum dividend that may be paid without prior regulatory approval is limited to the greater of 10 percent of statutory surplus or 100 percent of statutory net income for the prior calendar year, up to the amount of statutory unassigned surplus as of the end of the prior calendar year. Dividends exceeding these limitations may be paid only with approval of the insurance department of the subsidiaries’ domiciliary state. During 2004, the total dividends that may be paid to the company without regulatory approval are approximately $278 million.

The company’s board of directors has authorized the repurchase of outstanding shares. The company has purchased 15.8 million shares at a cost of $520 million between the inception of the share repurchase program in 1996 and December 31, 2003. At December 31, 2003, 5.3 million shares remain authorized for repurchase at any time in the future.

As of December 31, 2003, 5 million shares of common stock were available for future stock option grants.

Declared cash dividends per share were $1.00, 89 cents and 84 cents for the years ended December 31, 2003, 2002 and 2001, respectively.

Accumulated Other Comprehensive Income

The change in unrealized gains and losses on investments and derivatives included:

(In millions)

	Years ended December 31,
	2003	2002	2001
Unrealized holding investment gains and losses on securities and derivatives arising during the period	$641	$(812)	$(100)
Reclassification adjustment:
Adjustment to deferred acquisition costs	(13)	0	0
Net realized loss on investments and derivatives	50	90	34
Income taxes on above	(237)	252	23

Total	$441	$(470)	$(43)

Income taxes relate to each component above ratably.

9. Reinsurance

Property casualty premium income in the accompanying statements of income includes approximately $56 million, $60 million and $38 million of earned premiums on assumed business and is net of approximately $211 million, $330 million and $155 million of earned premiums on ceded business for 2003, 2002 and 2001, respectively.

Written premiums consist of the following:

(In millions)

	Years ended December 31,
	2003	2002	2001
Direct	$2,949	$2,894	$2,315
Assumed	44	68	41
Ceded	(178)	(349)	(168)

Net	$2,815	$2,613	$2,188

Insurance losses and policyholder benefits in the accompanying statements of income are net of approximately $103 million, $96 million and $422 million of reinsurance recoveries for 2003, 2002 and 2001, respectively.

10. Federal Income Taxes

Significant components of the company’s net deferred tax liability are as follows:

(In millions)

	Years ended December 31,
	2003	2002
Deferred tax liabilities:
Unrealized gains on investments and derivatives	$2,193	$1,956
Deferred acquisition costs	119	113
Other	26	31

Total	2,338	2,100

Deferred tax assets:
Losses and loss expense reserves	186	177
Unearned premiums	100	93
Life policy reserves	27	23
Tax credit carryforward	32	11
Other	44	59

Total	389	363

Net deferred tax liability	$1,949	$1,737

The provision for federal income taxes is based upon a consolidated income tax return for the company and subsidiaries. As of December 31, 2003, the company has capital loss carryforwards of $91 million that expire in 2007 and 2008. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the assumption that certain levels of income will be achieved.

The differences between the statutory federal rates and the company’s effective federal income tax rates are as follows:

	Years ended December 31,
	2003	2002	2001
Tax at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax-exempt municipal bonds	(3.8)	(6.4)	(7.9)
Dividend exclusion	(8.6)	(13.3)	(16.0)
Other	(0.6)	(0.5)	1.6

Effective rate	22.0%	14.8%	12.7%

No provision was made December 31, 2003, 2002 and 2001 for federal income taxes on approximately $14 million of the life insurance subsidiary’s retained earnings, since such taxes will become payable only to the extent that such retained earnings are distributed as dividends or exceed limitations prescribed by tax laws. The company does not contemplate any such dividend.

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

For the company, dilutive potential common shares consist of outstanding stock options and shares issuable under the matured 5.5 percent convertible senior debentures (debentures). The computations of basic and diluted earnings per share are as follows:

(Dollars in millions except share data)

	Years ended December 31,
	2003	2002	2001
Numerator:
Net income — basic	$374	$238	$193
Effect of debentures	0	0	1

Net income — diluted	$374	$238	$194

Denominator:
Weighted-average common shares outstanding	160,652,693	161,855,025	160,604,782
Effect of:
Stock options	1,063,631	1,338,159	1,360,496
Debentures	0	0	433,499

Adjusted weighted-average shares	161,716,324	163,193,184	162,398,777

Earnings per share:
Basic	$2.33	$1.47	$1.20
Diluted	$2.31	$1.46	$1.19

Options to purchase 2 million, 1 million and 1 million shares of common stock were outstanding during 2003, 2002 and 2001, respectively, but were not included in the computation of net income per common share (diluted) because the options’ exercise prices were greater than the average market price of the common shares.

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

The following table sets forth summarized information on the company’s defined benefit pension plan:

(In millions)

	Years ended December 31,
	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$133	$106
Service cost	9	7
Interest cost	9	8
Actuarial loss	19	16
Benefits paid	(3)	(4)

Benefit obligation at end of year	$167	$133

Accumulated benefit obligation	$117	$93

Change in plan assets:
Fair value of plan assets at beginning of year	$124	$147
Actual return on plan assets	17	(19)
Benefits paid	(3)	(4)

Fair value of plan assets at end of year	$138	$124

Funded status:
Funded status at end of year	$(29)	$(9)
Unrecognized net actuarial gain	23	8
Unrecognized net transitional asset	(1)	(2)
Unrecognized prior service cost	8	8

Prepaid (accrued) pension cost	$1	$5

The company uses a December 31 measurement date for its plans. The accumulated benefit obligation was $117 million and $93 million at December 31, 2003 and 2002, respectively. The fair value of the company’s stock comprised $24 million (18 percent of total plan assets) at December 31, 2003, and $22 million (18 percent of total plan assets) at December 31, 2002.

The company evaluates and updates pension plan assumptions annually as necessary. The discount rate assumptions for the benefit obligation tracks with and yearly adjustments reflect changes in Moody’s Aa bond yields. The rate of compensation increase assumptions reflect historical calendar year compensation increases.

The following summarizes the assumptions used to determine the benefit obligation for the plan:

	Years ended December 31,
	2003	2002
Discount rate	6.00%	6.50%
Rate of compensation increase	5-7	5-7

The components of the net periodic benefit cost are as follows:

(In millions)

	Years ended December 31,
	2003	2002	2001
Service cost	$9	$7	$6
Interest cost	9	8	7
Expected return on plan assets	(13)	(13)	(12)
Amortization of actuarial gain	(1)	(2)	(3)

Net pension expense (credit)	$4	$0	$(2)

The company expects to contribute $8 million to its pension plan in 2004.

The following summarizes the assumptions used to determine net expense for the plan:

	Years ended December 31,
	2003	2002	2001
Discount rate	6.50%	7.00%	7.25%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increase	5-7	5-7	5-7

The company’s pension plan asset allocations by asset category are as follows:

(In millions)

	Years ended December 31,
	2003	2002
Asset category:
Equity securities	97%	98%
Fixed maturities	2	0
Cash and cash equivalents	1	2

Total	100%	100%

The company’s target asset allocations of its pension plan at December 31, 2003, and similarly at December 31, 2002, were 95 percent equity securities and 5 percent fixed maturities and cash.

The following benefit payments, which reflected expected future service as appropriate, are expected to be paid:

(In millions)

Pension
For the years ended December 31,	benefits
2004	$5
2005	4
2006	4
2007	5
2008	7
Years 2009-2013	53

13. Statutory Accounting Information

Statutory accounting practices (SAP) prescribed or permitted for insurance companies by regulatory authorities differ in certain respects from GAAP. The following table reconciles consolidated net income for the years ended December 31, and shareholders’ equity at December 31, as reported herein in conformity with GAAP, with total statutory net income and capital and surplus of the company’s insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities:

(In millions)

	Years ended December 31,
	2003	2002	2001
Consolidated net income per GAAP	$374	$238	$193
Adjustments:
Deferred policy acquisition costs	(42)	(57)	(27)
Deferred income taxes	(13)	16	(30)
Income from derivatives	(8)	3	(5)
Parent company and undistributed net income of certain subsidiaries	(67)	(69)	(49)
Other	9	33	22

Insurance companies net income per SAP	$253	$164	$104

Balances by major business type:
Property casualty insurance	$233	$147	$89
Life insurance	20	17	15

Total	$253	$164	$104

(In millions)

	As of December 31,
	2003	2002
Consolidated shareholders’ equity per GAAP	$6,204	$5,598
Adjustments:
Deferred policy acquisition costs	(372)	(343)
Investments at fair value	(275)	(169)
Deferred income taxes	226	182
Parent company and undistributed net income of certain subsidiaries	(2,946)	(2,905)
Reserves and non-admitted assets	(46)	(65)
Other	(11)	42

Insurance companies shareholders’ equity per SAP	$2,780	$2,340

Balances by major business type:
Property casualty insurance	$2,384	$1,932
Life insurance	396	408

Total	$2,780	$2,340

14. Transactions with Affiliated Parties

The company paid certain officers and directors, or insurance agencies of which they are shareholders, commissions of approximately $19 million, $17 million and $14 million on premium volume of approximately $132 million, $113 million and $95 million for 2003, 2002 and 2001, respectively.

15. Contingencies

Various litigation and claims against the company and its subsidiaries are in process and pending resulting from normal insurance and non-insurance activities. Based upon a review of open matters with legal counsel, management believes that the outcomes of normal insurance matters will not have a material effect upon the company’s consolidated financial position or results of operations and the outcomes of non-insurance matters will be covered by external insurance coverage.

16. Stock Options

See Note 1 for a general description of the company’s stock option plans. A summary of options information follows:

		Weighted-average
Years ended December 31,	Shares	exercise price
2003
Outstanding at beginning of year	7,114,762	$33.03
Granted/reinstated	1,239,450	35.79
Exercised	(267,854)	22.56
Forfeited/revoked	(113,044)	36.15

Outstanding at end of year	7,973,314	33.77

Options exercisable at end of year	5,717,329	$32.60
Weighted-average fair value of options granted during the year		$10.83

2002
Outstanding at beginning of year	6,603,829	$31.30
Granted/reinstated	1,114,941	38.55
Exercised	(487,830)	21.37
Forfeited/revoked	(116,178)	36.27

Outstanding at end of year	7,114,762	33.03

Options exercisable at end of year	4,944,418	$31.52
Weighted-average fair value of options granted during the year		$12.58

2001
Outstanding at beginning of year	6,153,218	$29.05
Granted/reinstated	1,132,200	36.41
Exercised	(558,039)	16.30
Forfeited/revoked	(123,550)	33.82

Outstanding at end of year	6,603,829	31.30

Options exercisable at end of year	4,327,005	$29.74
Weighted-average fair value of options granted during the year		$13.31

Options outstanding and exercisable consisted of the following at December 31, 2003:

	Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
Range of		remaining	average exercise		average exercise
excercise prices	Shares	contractual life	price	Shares	price
$14.63 to 20.00	194,903	1.76 yrs	$18.44	194,903	$18.44
$20.47 to 26.41	943,282	2.66 yrs	21.27	943,282	21.27
$26.62 to 33.00	1,054,300	6.79 yrs	29.87	1,054,300	29.87
$33.75 to 35.79	2,637,911	6.89 yrs	34.79	1,423,261	33.95
$36.19 to 39.88	2,285,746	7.46 yrs	37.45	1,255,544	37.16
$40.16 to 45.37	857,172	4.57 yrs	42.83	846,039	42.85

Total	7,973,314	6.17 yrs	$33.77	5,717,329	$32.60

17. Segment Information

The company is organized and operates primarily in two industries, property casualty insurance and life insurance, and has four reportable segments - commercial lines property casualty insurance, personal lines property casualty insurance, life insurance and investment operations — which company management regularly reviews to make decisions about allocating resources to the segments and assessing their performance. Included in the other category below are operations of the parent company, CFC Investment Company and CinFin Capital Management Company (excluding investment activities) and other income of the insurance subsidiaries.

Revenue is primarily from unaffiliated customers. Insurance segments’ revenues are insurance premiums earned; investment operations’ revenue represents net investment income and realized investment gains and losses; and other revenue is primarily finance/lease income and other income of the insurance subsidiaries.

Income before income taxes for the insurance segments represents underwriting profit (loss), which is defined as premiums earned minus loss and loss expenses incurred or policyholder benefits, and underwriting expenses.

Income before income taxes for the investment operations represents net investment income plus realized investment gains and losses, less interest credited to contract holders. Other losses before income taxes of $38 million, $32 million and $37 million recorded in 2003, 2002 and 2001, respectively, were primarily due to interest expense from debt of the parent company and operating expenses of the company’s headquarters.

Identifiable assets by segment are those assets used in the respective segment’s operations. Information regarding identifiable assets is not reported for two reportable segments — commercial lines and personal lines of property casualty insurance — because these amounts are not used by company management for analysis of those segments. All fixed-maturity and equity security investments, regardless of ownership, are included in the investment operations segment.

Segment information is summarized in the following table:

(In millions)

	Years ended December 31,
	2003	2002	2001
Revenues:
Commercial lines insurance	$1,908	$1,721	$1,451
Personal lines insurance	745	670	620
Life insurance	97	87	84
Investment operations	424	351	396
Other	7	14	10

Total	$3,181	$2,843	$2,561

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$167	$59	$(25)
Personal lines insurance	(27)	(51)	(77)
Life insurance	(3)	(12)	(3)
Investment operations	381	315	363
Other	(38)	(32)	(37)

Total	$480	$279	$221

Identifiable assets:
Property casualty insurance	$1,520	$1,450	$1,033
Life insurance	694	676	577
Investment operations	13,129	11,824	12,150
Other	166	172	204

Total	$15,509	$14,122	$13,964

Quarterly Supplementary Data

The following table sets forth unaudited quarterly financial data for the years ended December 31, 2003 and 2002:

(Dollars in millions except per share data)

	Quarter
	1st	2nd	3rd	4th	Full year
2003
Revenues	$707	$798	$836	$840	$3,181
Income before income taxes	65	107	137	65	480
Net income	57	84	104	130	374
Net income per common share — basic	.35	.53	.65	.81	2.33
Net income per common share — diluted	.35	.52	.64	.80	2.31
2002
Revenues	$687	$703	$731	$722	$2,843
Income before income taxes	93	32	90	65	279
Net income	75	35	72	56	238
Net income per common share — basic	.46	.22	.44	.35	1.47
Net income per common share — diluted	.46	.21	.44	.35	1.46

Note: The sum of the quarterly reported amounts may not equal the full year as each is computed independently.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting and financial disclosure requirements with the independent audit firm in the 24 months prior to December 31, 2003.

Item 9(a). Controls and Procedures

In 2002, in response to legislation and proposed regulations, management reviewed its internal control structure and its disclosure controls and procedures. While management believed the pre-existing disclosure controls and procedures were adequate to enable the company to comply with its disclosure obligations, management implemented minor changes as a result of such review, primarily to formalize and document procedures already in place.

The company’s disclosure controls and procedures are designed to ensure that material information relating to the company and its subsidiaries required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The company has a disclosure committee that consists of certain members of the company’s senior management.

An evaluation was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer, to determine the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that Cincinnati Financial Corporation’s disclosure controls and procedures were effective as of December 31, 2003.

The chief executive officer and chief financial officer also have concluded that in the fourth quarter of the fiscal year ended December 31, 2003, there were no changes in the company’s internal controls that materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

Part III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the company’s Proxy Statement to be filed with the SEC in connection with the 2004 Annual Meeting of Shareholders.

Item 10. Directors and Executive Officers of the Registrant

a)	Information concerning directors and executive officers of the company appears in the Proxy Statement under “Information Regarding Nominees and Directors” and “Information Regarding Non-Director Executive Officers.” This portion of the Proxy Statement is incorporated herein by reference.

b)	Information concerning Section 16(a) beneficial ownership reporting compliance appears in the Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance.” This portion of the Proxy Statement is incorporated herein by reference.

c)	Information concerning the “Code of Ethics for Senior Financial Officers,” applicable to those who have responsibility for the preparation of financial statements and public disclosure of financial information for the company and its subsidiaries, including the company’s chief executive officer, chief financial officer, chief investment officer and other officers performing similar functions or reporting directly to the identified officers, appears in the Proxy Statement as an Appendix. This portion of the Proxy Statement is incorporated herein by reference. It also is available in the Investors section of the company’s Web site, www.cinfin.com.

d)	Information regarding audit committee financial expert compliance appears in the Proxy Statement under “Report of the Audit Committee.” This portion of the Proxy Statement is incorporated herein by reference.

e)	Information regarding nominating committee processes appear in the Proxy Statement under “Information Regarding the Board of Directors.” This portion of the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation appears in the Proxy Statement under “Executive Compensation Summary.” This portion of the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

a)	Information concerning security ownership of certain beneficial owners and management appears in the Proxy Statement under “Security Ownership of Principal Shareholders and Management.” These portions of the Proxy Statement are incorporated herein by reference.

b)	Information regarding securities authorized for issuance under equity compensation plans appears in the Proxy Statement under “Equity Compensation Plan Information.” This portion of the Proxy Statement is incorporated herein by reference. Additional information with respect to options under the company’s equity compensation plans is available in Item 8, Note 8 and Note 16, Pages 65 and 71.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions appears in the Proxy Statement under “Certain Relationships and Transactions” and “Compensation Committee Interlocks and Insider Participation.” These portions of the Proxy Statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning independent audit firm fees and services and audit committee pre-approval policies and procedures appears in the Proxy Statement under “Report of the Audit Committee,” “Fees Billed by the Independent Audit Firm” and “Services Provided by the Independent Audit Firm.” These portions of the Proxy Statement are incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

a)	The following documents are filed as part of this report:

1.	Financial Statements – information contained in Part II, Item 8 of this report, Pages 52 - 73

2.	Financial Statement Schedules:

Schedule I – Summary of Investments — Other than Investments in Related Parties

Schedule II – Condensed Financial Information of Registrant

Schedule III – Supplementary Insurance Information

Schedule IV – Reinsurance

Schedule V – Valuation and Qualifying Accounts

Schedule VI – Supplementary Information Concerning Property Casualty Insurance Operations

All other schedules are omitted because they are not required; they are inapplicable; or, the information is included in the financial statements or notes thereto.

3.	Exhibits:

See Index of Exhibits, Page 89.

b)	One current Report on Form 8-K was filed with the SEC.

February 3, 2004	Item 5. Other Events and Regulation FD Disclosure

Exhibits: News releases dated February 2, 2004

99.1 – Cincinnati Financial Corporation Increases Cash Dividend, Declares 5 Percent Stock Dividend

99.2 – Cincinnati Financial Corporation and Subsidiaries Appoint Officers and Counsel

99.3 – Cincinnati Financial Corporation Announces Corporate Governance Actions

No additional current Reports on Form 8-K were filed with the SEC. The following Reports on Form 8-K were furnished to the SEC since January 1, 2003. The information furnished in these reports shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall such information be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

February 25, 2004	Item 9. Regulation FD Disclosure

Exhibit 99.1: Cincinnati Financial Corporation presentation, February 25, 2004

February 10, 2004	Item 9. Regulation FD Disclosure

Exhibit 99.1: The Cincinnati Insurance Companies 2004 Sales Meeting Presentation

February 4, 2004	Item 12. Results of Operations and Financial Condition

Exhibit 99.1: New release dated February 4, 2004, Cincinnati Financial Corporation Reports Record Fourth-Quarter and Full-Year 2003 Results (for the fourth quarter and full year ended December 31, 2003)

February 3, 2004	Item 9. Regulation FD Disclosure

Exhibit: News release dated February 2, 2004

99.4 – Cincinnati Financial Corporation Announces Director Transitions to Take Effect in April

January 27, 2004	Item 9. Regulation FD Disclosure

Exhibit 99.1 – News release dated January 26, 2004, The Cincinnati Life Insurance Company to Remediate Predecessor’s Pricing Practices

January 15, 2004	Item 9. Regulation FD Disclosure

Exhibit 99.1: The Cincinnati Insurance Companies Sales Meeting Presentation

December 12, 2003	Item 9. Regulation FD Disclosure

Exhibit 99.1: News release issued December 11, 2003, Cincinnati Financial Corporation Addresses Status of Ohio UM/UIM Reserves

October 28, 2003	Item 12. Results of Operations and Financial Condition

Exhibit 99.1 – News Release dated October 28, 2003, Cincinnati Financial Corporation Reports Third-Quarter Results (for the third quarter and nine months ended September 30, 2003)

September 29, 2003	Item 9. Regulation FD Disclosure

Exhibits

99.1 – Investor Headquarters Visit Part 1

99.2 – Investor Headquarters Visit Parts II and III

99.3 – Investor Headquarters Visit Breakout Sessions

September 25, 2003	Item 9. Regulation FD Disclosure

Exhibit 99.1 – News release dated September 25, 2003, Cincinnati Financial Corporation Hosts Investor Headquarters Visit

July 29, 2003	Item 9. Regulation FD Disclosure (Disclosure of Results of Operations and Financial condition)

Exhibit 99.1 – News release dated July 29, 2003, Cincinnati Financial Corporation Reports Second-Quarter Results (for the second quarter and six months ended June 30, 2003)

July 14, 2003	Item 9. Regulation FD Disclosure (Disclosure of Results of Operations and Financial Condition)

Exhibit 99.1 – News release dated July 14, 2003, Cincinnati Financial Corporation Comments on Second-Quarter and Full-Year 2003 Outlook

April 23, 2003	Item 9. Information Furnished Pursuant to Item 12 of Form 8-K – Results of Operations and Financial Condition

Exhibit 99.1 – News release dated April 23, 2003, Cincinnati Financial Corporation Reports First-Quarter Results (for the first quarter ended March 31, 2003)

Schedule I

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other than Investments in Related Parties

(In millions)

	December 31, 2003
			Balance sheet
Type of investment	Cost	Fair value	amount
Fixed maturities:
United States government and government agencies and authorities:
The Cincinnati Insurance Company	$360	$359	$359
The Cincinnati Casualty Company	2	2	2
The Cincinnati Indemnity Company	1	1	1
The Cincinnati Life Insurance Company	189	188	188

Total	552	550	550

States, municipalities and political subdivisions:
The Cincinnati Insurance Company	1,086	1,157	1,157
The Cincinnati Casualty Company	68	71	71
The Cincinnati Indemnity Company	22	23	23
The Cincinnati Life Insurance Company	5	7	7

Total	1,181	1,258	1,258

Public utilities:
The Cincinnati Insurance Company	61	66	66
The Cincinnati Casualty Company	4	5	5
The Cincinnati Indemnity Company	1	1	1
The Cincinnati Life Insurance Company	58	62	62
Cincinnati Financial Corporation	9	9	9

Total	133	143	143

Convertibles and bonds with warrants attached:
The Cincinnati Insurance Company	93	101	101
The Cincinnati Life Insurance Company	8	8	8
Cincinnati Financial Corporation	9	10	10

Total	110	119	119

All other corporate bonds:
The Cincinnati Insurance Company	706	777	777
The Cincinnati Casualty Company	40	44	44
The Cincinnati Indemnity Company	19	21	21
The Cincinnati Life Insurance Company	692	758	758
Cincinnati Financial Corporation	236	255	255

Total	1,693	1,855	1,855

Total fixed maturities	$3,669	$3,925	$3,925

Schedule I (Continued)

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other than Investments in Related Parties
(In millions)

	December 31, 2003
			Balance sheet
Type of investment	Cost	Fair value	amount
Equity securities:
Common stocks:
Public utilities:
The Cincinnati Insurance Company	$145	$348	$348
The Cincinnati Casualty Company	5	11	11
The Cincinnati Life Insurance Company	17	68	68
Cincinnati Financial Corporation	80	422	422

Total	247	849	849

Banks, trust and insurance companies:
The Cincinnati Insurance Company	419	1,478	1,478
The Cincinnati Casualty Company	16	106	106
The Cincinnati Indemnity Company	1	1	1
The Cincinnati Life Insurance Company	53	176	176
CinFin Capital Management Company	1	1	1
Cincinnati Financial Corporation	512	3,884	3,884

Total	1,002	5,646	5,646

Industrial, miscellaneous and all other:
The Cincinnati Insurance Company	644	1,185	1,185
The Cincinnati Casualty Company	19	47	47
The Cincinnati Indemnity Company	7	14	14
The Cincinnati Life Insurance Company	106	177	177
CinFin Capital Management Company	1	1	1
Cincinnati Financial Corporation	147	241	241

Total	924	1,665	1,665

Nonredeemable preferred stocks:
The Cincinnati Insurance Company	233	272	272
The Cincinnati Casualty Company	10	11	11
The Cincinnati Indemnity Company	3	3	3
The Cincinnati Life Insurance Company	57	64	64
Cincinnati Financial Corporation	11	14	14

Total	314	364	364

Total equity securities	$2,487	$8,524	$8,524

Other invested assets:
Mortgage loans on real estate:
The Cincinnati Life Insurance Company	$1	XXXX	$1
CFC Investment Company	18	XXXX	18

Total	19	XXXX	19

Real estate:		XXXX
The Cincinnati Life Insurance Company	3	XXXX	3

Policy loans:		XXXX
The Cincinnati Life Insurance Company	27	XXXX	27

Notes receivable:		XXXX
Cincinnati Financial Corporation	5	XXXX	5
CFC Investment Company	24	XXXX	24

Total	29	XXXX	29

Total other invested assets	$78	XXXX	$78

Total investments	$6,234	XXXX	$12,527

Schedule II

Cincinnati Financial Corporation (parent company only)
Condensed Financial Information of Registrant
Condensed Balance Sheets

(In millions)

	Years ended December 31,
	2003	2002
ASSETS
Cash	$6	$2
Fixed maturities, at fair value	273	326
Equity securities, at fair value	4,560	4,376
Investment income receivable	27	28
Equity in net assets of subsidiaries	3,287	2,717
Land, building and equipment	79	82
Other assets	24	17

Total assets	$8,256	$7,548

LIABILITIES
Notes payable	$152	$152
Dividends declared but unpaid	40	36
Accrued federal income tax	9	11
Deferred federal income tax	1,308	1,246
6.9% senior debentures due 2028	420	420
Other liabilities	17	7
Due to subsidiaries	106	78

Total liabilities	2,052	1,950

SHAREHOLDERS’ EQUITY
Common stock	352	352
Other shareholders’ equity	5,852	5,246

Total shareholders’ equity	6,204	5,598

Total liabilities and shareholders’ equity	$8,256	$7,548

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and notes included in Part II,
        Item 8, Page 52.

Schedule II (Continued)

Cincinnati Financial Corporation (parent company only)
Condensed Financial Information of Registrant
Condensed Statements of Income

(In millions)

	Years ended December 31,
	2003	2002	2001
REVENUES
Dividends from subsidiaries	$50	$100	$134
Investment income, net of expenses	138	136	131
Realized losses on investments	(23)	(21)	(33)

Total revenues	165	215	232

EXPENSES
Interest expense	33	34	40
Depreciation expense	4	5	7
Other expenses	15	14	10

Total expenses	52	53	57

INCOME BEFORE INCOME TAXES AND EARNINGS OF SUBSIDIARIES	113	162	175
Income tax benefit	(1)	(2)	(4)

NET INCOME BEFORE EARNINGS OF SUBSIDIARIES	114	164	179
Increase in undistributed earnings of subsidiaries	260	74	14

NET INCOME	$374	$238	$193

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and notes included in Part II,
     Item 8, Page 52.

Schedule II (Continued)

Cincinnati Financial Corporation (parent company only)
Condensed Financial Information of Registrant
Condensed Statements of Cash Flows

(In millions)

	Years ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$374	$238	$193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4	5	7
Realized losses on investments	23	21	33
Non-cash dividend from subsidiary	0	0	(34)
Changes in:
Investment income receivable	1	(1)	(3)
Current federal income taxes	(2)	11	2
Deferred income taxes	(10)	(21)	(3)
Other assets	1	13	(10)
Other liabilities	2	11	9
Undistributed earnings of subsidiaries	(260)	(74)	(14)

Net cash provided by operating activities	133	203	180

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed-maturity investments	50	22	16
Maturity of fixed-maturity investments	71	47	32
Sale of equity security investments	8	11	36
Collection of finance receivables	0	0	1
Purchase of fixed-maturity investments	(47)	(55)	(71)
Purchase of equity security investments	(33)	(63)	(47)
Investment in buildings and equipment	(1)	(1)	(1)

Net cash used in investing activities	48	(39)	(34)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable	0	0	13
Payment of cash dividends	(156)	(142)	(132)
Purchase of treasury shares	(55)	(42)	(46)
Proceeds from stock options exercised	6	10	9
Net transfers to subsidiaries	28	0	10

Net cash used in financing activities	(177)	(174)	(146)

Increase (decrease) in cash	4	(10)	0
Cash at beginning of year	2	12	12

Cash at end of year	$6	$2	$12

Supplemental disclosure:

A subsidiary transferred land and a building to the company valued at $34 million during 2000. During 2001, the company deemed this transfer a dividend.

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and notes included in Part II,
     Item 8, Page 52.

Schedule III

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information

(In millions)

	Years ended December 31,
	2003	2002	2001
Defferred policy acquisition costs:
Commercial lines insurance	$207	$180	$139
Personal lines insurance	80	74	67

Total property casualty insurance	287	254	206
Life insurance	85	89	80

Total	$372	$343	$286

Future policy benefits, losses, claims and expense losses:
Commercial lines insurance	$2,933	$2,720	$2,457
Personal lines insurance	452	430	408

Total property casualty insurance	3,385	3,150	2,865
Life insurance	1,041	929	685

Total (1)	$4,426	$4,079	$3,550

Unearned premiums:
Commercial lines insurance	$1,037	$948	$730
Personal lines insurance	407	369	331

Total property casualty insurance	1,444	1,317	1,061
Life insurance	2	2	1

Total (1)	$1,446	$1,319	$1,062

Other policy claims and benefits payable:
Commercial lines insurance	$0	$0	$0
Personal lines insurance	0	0	0

Total property casualty insurance	0	0	0
Life insurance	14	14	11

Total (1)	$14	$14	$11

Premium revenues:
Commercial lines insurance	$1,908	$1,723	$1,453
Personal lines insurance	745	670	620

Total property casualty insurance	2,653	2,393	2,073
Life insurance	95	87	81

Total	$2,748	$2,480	$2,154

Schedule III (Continued)

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information

(In millions)

	Years ended December 31,
	2003	2002	2001
Investment income, net of expenses:
Commercial lines insurance	$0	$0	$0
Personal lines insurance	0	0	0

Total property casualty insurance (3)	$245	234	223
Life insurance	89	86	80

Total	$334	$320	$303

Benefits, claims losses and settlement expenses:
Commercial lines insurance	$1,219	$1,210	$1,077
Personal lines insurance	579	535	514

Total property casualty insurance	1,798	1,745	1,591
Life insurance	91	81	72

Total	$1,889	$1,826	$1,663

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$398	$363	$307
Personal lines insurance	160	141	132

Total property casualty insurance	558	504	439
Life insurance	15	15	12

Total (2)	$573	$519	$451

Other operating expenses:
Commercial lines insurance	$124	$87	$91
Personal lines insurance	34	46	52

Total property casualty insurance	158	133	143
Life insurance	38	38	34

Total (2)	$196	$171	$177

Written premiums:
Commercial lines insurance	$2,031	$1,905	$1,551
Personal lines insurance	784	708	637

Total property casualty insurance	2,815	2,613	2,188
Accident health insurance	3	3	3

Total	$2,818	$2,616	$2,191

Notes to Schedule III:

(1) The sum of future policy benefits, losses, claims and expense losses, unearned premium and other policy claims and other policy claims and benefits payable is equal to the sum of loss and loss expense, life policy reserves, and unearned premiums reported in the company’s consolidated balance sheets.

(2) The sum of amortization of deferred policy acquisition costs and other operating expenses is equal to the sum of Commissions, Other operating expenses, Taxes, licenses and fees, Increase in deferred acquisition costs, and Other expenses shown in the consolidated statements of income, less other expenses not applicable to the above insurance segments.

(3) This segment information is not regularly allocated to segments and reviewed by company management in making decisions about resources to be allocated to the segments or to assess their performance.

Schedule IV

Cincinnati Financial Corporation and Subsidiaries
Reinsurance

(Dollars in millions)

	Years ended December 31,
	2003	2002	2001
Gross premiums:
Life insurance in force	$38,486	$32,480	$27,526

Earned premiums
Commercial lines insurance	$2,046	$1,970	$1,551
Personal lines insurance	762	692	639

Total property casualty insurance	2,808	2,662	2,190
Life insurance	125	112	101

Total	$2,933	$2,774	$2,291

Ceded to other companies:
Life insurance in force	$23,296	$18,529	$14,510

Earned premiums
Commercial lines insurance	$193	$307	$135
Personal lines insurance	18	23	20

Total property casualty insurance	211	330	155
Life insurance	30	24	20

Total	$241	$354	$175

Assumed from other companies:
Life insurance in force	$6	$6	$8

Earned premiums
Commercial lines insurance	$55	$59	$37
Personal lines insurance	1	1	1

Total property casualty insurance	56	60	38
Life insurance	0	0	0

Total	$56	$60	$38

Net premiums:
Life insurance in force	$15,196	$13,957	$13,024
Earned premiums
Commercial lines insurance	$1,908	$1,721	$1,453
Personal lines insurance	745	670	620

Total property casualty insurance	2,653	2,391	2,073
Life insurance	95	87	81

Total	$2,748	$2,478	$2,154

Percentage of amount assumed to net:
Life insurance in force	0.0%	0.0%	0.0%
Earned premiums
Commercial lines insurance	2.9%	3.4%	2.6%
Personal lines insurance	0.2%	0.2%	0.1%
Total property casualty insurance	2.1%	2.5%	1.8%
Life insurance	0.1%	0.1%	0.2%
Total	2.0%	2.4%	1.2%

Schedule V

Cincinnati Financial Corporation and Subsidiaries
Valuation and Qualifying Accounts

(In millions)

	Years ended December 31,
	2003	2002	2001
Allowance for doubtful premium installment receivables:
Balance at beginning of period	$1	$1	$0
Additions charged to costs and expenses	0	0	0
Other additions	0	0	1
Deductions	0	0	0

Balance at end of period	$1	$1	$1

Schedule VI

Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations

(In millions)

	Years ended December 31,
	2003	2002	2001
Deferred policy acquisition costs:
Commercial lines insurance	$207	$180	$139
Personal lines insurance	80	74	67

Total	$287	$254	$206

Reserves for unpaid claims and claim adjustment expenses:
Commercial lines insurance	$2,933	$2,720	$2,457
Personal lines insurance	452	430	408

Total	$3,385	$3,150	$2,865

Reserve discount deducted	$0	$0	$0

Unearned premiums:
Commercial lines insurance	$1,037	$948	$730
Personal lines insurance	407	369	331

Total	$1,444	$1,317	$1,061

Earned premiums:
Commercial lines insurance	$1,908	$1,721	$1,453
Personal lines insurance	745	670	620

Total	$2,653	$2,391	$2,073

Investment income:
Commercial lines insurance (1)	$0	$0	$0
Personal lines insurance (1)	0	0	0

Total	$245	$234	$223

Schedule VI (Continued)

Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations

(In millions)

	Years ended December 31,
	2003	2002	2001
Loss and loss expenses incurred related to current year:
Commercial lines insurance (1)	$0	$0	$0
Personal lines insurance (1)	0	0	0

Total	$1,878	$1,790	$1,653

Loss and loss expenses incurred related to prior years:
Commercial lines insurance (1)	$0	$0	$0
Personal lines insurance (1)	0	0	0

Total	$(80)	$(45)	$(62)

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$398	$363	$307
Personal lines insurance	160	141	132

Total	$558	$504	$439

Paid losses and loss expenses:
Commercial lines insurance	$1,003	$981	$915
Personal lines insurance	558	508	506

Total	$1,561	$1,489	$1,421

Written premiums:
Commercial lines insurance	$2,033	$1,905	$1,551
Personal lines insurance	784	708	637

Total	$2,817	$2,613	$2,188

Note to Schedule VI:

(1) This segment information is not regularly allocated to segments and reviewed by company management in making decisions about resources to be allocated to the segments or to assess their performance.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cincinnati Financial Corporation

Signature	Title	Date
/S/ John J. Schiff, Jr. John J. Schiff, Jr.	Chairman, President, Chief Executive Officer and Director	March 9, 2004
/S/ Kenneth W. Stecher Kenneth W. Stecher	Chief Financial Officer, Senior Vice President, Secretary and Treasurer (Principal Accounting Officer)	March 9, 2004
/S/ William F. Bahl William F. Bahl	Director	March 9, 2004
/S/ James E. Benoski James E. Benoski	Vice Chairman, Chief Insurance Officer and Director	March 9, 2004
/S/ Michael Brown Michael Brown	Director	March 9, 2004
/S/ John E. Field John E. Field	Director	March 9, 2004
/S/ Kenneth C. Lichtendahl Kenneth C. Lichtendahl	Director	March 9, 2004
/S/ W. Rodney McMullen W. Rodney McMullen	Director	March 9, 2004
/S/ Gretchen W. Price Gretchen W. Price	Director	March 9, 2004
/S/ Robert C. Schiff Robert C. Schiff	Director	March 9, 2004
/S/ Thomas R. Schiff Thomas R. Schiff	Director	March 9, 2004
/S/ Frank J. Schultheis Frank J. Schultheis	Director	March 9, 2004
/S/ John M. Shepherd John M. Shepherd	Director	March 9, 2004
/S/ Larry R. Webb Larry R. Webb	Director	March 9, 2004
/S/ Alan R. Weiler Alan R. Weiler	Director	March 9, 2004
/S/ E. Anthony Woods E. Anthony Woods	Director	March 9, 2004

Index of Exhibits

Exhibit 3(i)	Amended Articles of Incorporation of Cincinnati Financial Corporation incorporated by reference to the 1999 Annual Report on Form 10-K dated March 23, 2000

Exhibit 3(ii)	Regulations of Cincinnati Financial Corporation—incorporated by reference to Exhibit 2 to registrant’s Proxy Statement dated March 2, 1992

Exhibit 11	Statement of re-computation of per share earnings for the years ended December 31, 2003, 2002, and 2001 contained in Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of this report, Page 67

Exhibit 21	Subsidiaries of the registrant information contained in Part I, Item 1 of this report, Page 1

Exhibit 23	Independent Auditors’ Consent

Exhibit 31a	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer

Exhibit 31b	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer

Exhibit 32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002