Form 10-Q
period 2004-03-31
CINCINNATI FINANCIAL CORP
filed 2004-05-07
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004.

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
☑ Yes ☐ No

As of April 29, 2004, there were 160,243,937 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in millions except share data)	2004	2003
	(unaudited)
ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2004—$3,804; 2003—$3,669)	$4,109	$3,925
Equity securities, at fair value (cost: 2004—$2,527; 2003—$2,487)	8,365	8,524
Other invested assets	35	36
Cash	162	91
Investment income receivable	95	99
Finance receivable	87	81
Premiums receivable	1,132	1,060
Reinsurance receivable	639	617
Prepaid reinsurance premiums	14	13
Deferred policy acquisition costs	379	372
Property and equipment, net, for company use (accumulated depreciation: 2004—$188; 2003—$172)	132	136
Other assets	101	92
Separate accounts	488	463

Total assets	$15,738	$15,509

LIABILITIES
Insurance reserves
Losses and loss expense	$3,459	$3,415
Life policy reserves	1,048	1,025
Unearned premiums	1,529	1,446
Other liabilities	506	404
Deferred income tax	1,903	1,949
Notes payable	186	183
6.9% senior debenture due 2028	420	420
Separate accounts	488	463

Total liabilities	9,539	9,305

SHAREHOLDERS’ EQUITY
Common stock, par value—$2 per share; authorized 200 million shares; issued: 2004—176 million shares, 2003—176 million shares	352	352
Paid-in capital	307	306
Retained earnings	2,088	1,986
Accumulated other comprehensive income—unrealized gains on investments and derivatives	3,985	4,084
Treasury stock at cost (2004—16 million shares, 2003—16 million shares)	(533)	(524)

Total shareholders’ equity	6,199	6,204

Total liabilities and shareholders’ equity	$15,738	$15,509

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	3

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Income

	Three months ended March 31,
(In millions except per share data)	2004	2003
	(unaudited)
REVENUES
Earned premiums
Property casualty	$716	$629
Life	24	21
Investment income, net of expenses	120	116
Realized investment gains and losses	7	(62)
Other income	3	3

Total revenues	870	707

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	434	440
Commissions	161	132
Other operating expenses	62	53
Taxes, licenses and fees	19	18
Increase in deferred policy acquisition costs	(18)	(14)
Interest expense	8	8
Other expenses	3	5

Total benefits and expenses	669	642

INCOME BEFORE INCOME TAXES	201	65

PROVISION (BENEFIT) FOR INCOME TAXES
Current	48	17
Deferred	7	(9)

Total provision (benefit) for income taxes	55	8

NET INCOME	$146	$57

PER COMMON SHARE
Net income—basic	$0.91	$0.35
Net income—diluted	$0.90	$0.35

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	4

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

	Three months ended March 31,
(In millions)	2004	2003
	(unaudited)
COMMON STOCK – NUMBER OF SHARES
Beginning of year	160	162
Stock options exercised	0	0
Purchase of treasury shares	0	(1)

End of period	160	161

COMMON STOCK
Beginning of year	$352	$352
Stock options exercised	0	0

End of period	$352	$352

TREASURY STOCK
Beginning of year	$(524)	$(469)
Purchases	(11)	(34)
Issued	2	0

End of period	$(533)	$(503)

PAID-IN CAPITAL
Beginning of year	$306	$300
Stock options exercised	1	2

End of period	$307	$302

RETAINED EARNINGS
Beginning of year	$1,986	$1,772
Net income	146	57
Dividends declared	(44)	(40)

End of period	$2,088	$1,789

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	$4,084	$3,643
Change in other accumulated comprehensive income, net	(99)	(424)

End of period	3,985	3,219

Total shareholders’ equity	$6,199	$5,159

COMPREHENSIVE INCOME
Net income	$146	$57
Change in other accumulated comprehensive income, net	(99)	(424)

Total comprehensive income	$47	$(367)

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	5

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
(In millions)	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$146	$57
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8	7
Realized (gains) losses on investments	(7)	62
Interest credited to contract holders	6	6
Changes in:
Investment income receivable	4	7
Premiums and reinsurance receivable	(95)	(40)
Deferred policy acquisition costs	(10)	(14)
Other assets	(9)	(10)
Loss and loss expense reserves	44	47
Life policy reserves	25	13
Unearned premiums	83	47
Other liabilities	105	18
Current income tax	(7)	16
Deferred income tax	7	(9)

Net cash provided by operating activities	300	207

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities investments	25	76
Call or maturity of fixed maturities investments	236	112
Sale of equity securities investments	22	44
Collection of finance receivables	7	6
Purchase of fixed maturities investments	(392)	(319)
Purchase of equity securities investments	(62)	(55)
Investment in property and equipment	(4)	(5)
Investment in finance receivables	(13)	(6)
Investment in other invested assets	(2)	1

Net cash used in investing activities	(183)	(146)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(40)	(36)
Purchase/issuance of treasury shares	(9)	(34)
Increase in notes payable	3	0
Proceeds from stock options exercised	1	2
Contract holder funds deposited	11	29
Contract holder funds withdrawn	(12)	(6)

Net cash used in financing activities	(46)	(45)

Net increase in cash	71	16
Cash at beginning of year	91	112

Cash at end of period	$162	$128

Supplemental disclosures of cash flow information:
Interest paid	$1	$1
Income taxes paid	55	0
Conversion of fixed maturity to equity security investments	6	7

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 — ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of the company and subsidiaries, each of which is wholly owned, and are presented in conformity with accounting principles generally accepted in the United States of America (GAAP). All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The December 31, 2003, consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures herein required by accounting principles generally accepted in the United States of America.

The March 31, 2004, condensed consolidated financial statements of Cincinnati Financial Corporation and its consolidated subsidiaries are unaudited. The company believes that all adjustments (consisting only of normal recurring accruals) necessary for fair presentation have been made. The results of operations for this interim period are not necessarily an indication of results to be expected for the remainder of the year. Per share amounts have not been adjusted for the 5 percent stock dividend payable June 15, 2004, to shareholders of record on April 30, 2004.

Investments

Fixed maturities (bonds and notes) and equity securities (common and preferred stocks) have been classified as available for sale and are stated at fair values at March 31, 2004, and December 31, 2003.

Unrealized gains and losses on investments, net of taxes, described in the following table, are included in shareholders’ equity in accumulated other comprehensive income. Realized gains and losses on investments are recognized in net income on a specific identification basis.

	Three months ended March 31,
(In millions)	2004	2003
Fixed maturities	$30	$37
Equity securities	(129)	(461)

Total	$(99)	$(424)

Other-than-temporary declines in the fair value of investments are recognized in net income as realized investment losses at the time when facts and circumstances indicate such write-downs are warranted. In the three-month period ended March 31, 2004, the company recorded $3 million in other-than-temporary impairment charges compared with $53 million in other-than-temporary impairment charges in the comparable prior-year period (see Management’s Discussion and Analysis, Page 11, for discussion of the impairment charges).

Reinsurance

In the accompanying condensed consolidated statements of income, premiums earned are net of ceded premiums, and insurance losses and policyholder benefits are net of reinsurance recoveries, as follows:

	Three months ended March 31,
(In millions)	2004	2003
Ceded premiums	$46	$66
Reinsurance recoverables	$28	$23

Effective April 1, 2004, the company expanded its property catastrophe reinsurance program, adding another $100 million layer in excess of $400 million and retaining 5 percent of the losses in this layer.

Stock Options

The company has qualified and non-qualified stock option plans under which options are granted to associates at prices which are not less than market price at the date of grant and that are exercisable over 10-year periods. The company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for the stock option plans.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	7

Had compensation cost for the company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation,” the company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		Three months ended March 31,
(In millions except per share data)		2004	2003
Net income	As reported	$146	$57
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		2	2

	Pro forma	$144	$55

Net income per common share—basic	As reported	$0.91	$0.35
	Pro forma	$0.90	$0.34
Net income per common share—diluted	As reported	$0.90	$0.35
	Pro forma	$0.89	$0.33

In determining the pro forma amounts above, the fair value of each option was estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in the three months ended March 31, 2004 and 2003, respectively: dividend yield of 2.54 and 2.52 percent; expected volatility of 25.91 percent and 25.90 percent; risk-free interest rates of 4.30 percent and 4.26 percent; and expected lives of 10 years for all periods. Compensation expense in the pro forma disclosures is not indicative of future amounts as options vest over several years and additional grants generally are made each year.

Pension Plan

The measurement data for the company’s pension plan is December 31. The following summarizes the components of net periodic pension costs:

	Three months ended March 31,
(In millions)	2004	2003
Service cost	$3	$2
Interest cost	2	2
Expected return on plan assets	(3)	(3)

Net pension expense	$2	$1

As of March 31, 2004, no contributions had been made; however, the company continues to anticipate contributing $8 million in 2004, as stated in the 2003 Annual Report on Form 10-K.

Reclassifications

Certain prior-period amounts have been reclassified to conform with the current-period classifications.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	8

NOTE 2 — SEGMENT INFORMATION

The company is organized and operates primarily in two industries, property casualty insurance and life insurance, and has four reportable segments – commercial lines property casualty insurance, personal lines property casualty insurance, life insurance and investment operations – which company management regularly reviews to make decisions about allocating resources and assessing their performance. Included in the Other category are operations of the parent company, CFC Investment Company and CinFin Capital Management Company (excluding investment activities) and other income of the insurance subsidiaries.

Revenues are primarily from unaffiliated customers. Insurance segments revenue is insurance premiums earned; investment operations revenue represents net investment income and realized investment gains and losses; and Other revenue is primarily finance/lease income.

Income before income taxes for the commercial lines and personal lines insurance segments represents underwriting profit (loss), which is defined as premiums earned minus loss and loss expenses incurred or policyholder benefits, and underwriting expenses. Income before income taxes for the life insurance segment represents underwriting profit (loss), which is defined as premiums earned plus separate account investment management fees less contract holder benefits incurred and expenses incurred plus investment interest credited to contract holders.

Income before income taxes for the investment operations represents net investment income plus realized investment gains and losses, less interest credited to contract holders. Losses before income taxes in the Other category were primarily due to interest expense from debt of the parent company and operating expenses of company headquarters.

Identifiable assets by segment are those assets used in the respective segment’s operations. Information regarding identifiable assets is not reported for two reportable segments – commercial lines and personal lines of property casualty insurance – because these amounts are not used by company management for analysis of those segments. All fixed maturity and equity security investments, regardless of ownership, are included in the investment operations segment.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	9

Segment information is summarized in the following table:

	Three months ended March 31,
(In millions)	2004	2003
Revenues:
Commercial lines insurance	$519	$450
Personal lines insurance	197	179
Life insurance	24	21
Investment operations	127	54
Other	3	3

Total	$870	$707

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$91	$31
Personal lines insurance	2	(1)
Life insurance	1	0
Investment operations	116	43
Other	(9)	(8)

Total	$201	$65

	March 31,	December 31,
(In millions)	2004	2003
Identifiable assets:
Property casualty insurance	$1,625	$1,520
Life insurance	778	694
Investment operations	13,179	13,129
Other	156	166

Total	$15,738	$15,509

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	10

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion highlights significant factors influencing the consolidated results of operations and financial position of Cincinnati Financial Corporation (CFC). It should be read in conjunction with the consolidated financial statements and related notes included in the company’s 2003 Annual Report on Form 10-K. Dollar amounts are rounded to millions; calculations of percent changes are based on whole dollar amounts. Per share amounts have not been adjusted for the 5 percent stock dividend payable June 15, 2004, to shareholders of record on April 30, 2004.

SAFE HARBOR STATEMENT

     The following discussion contains certain forward-looking statements that involve potential risks and uncertainties. The company’s future results could differ materially from those discussed. Factors that could cause or contribute to such differences include, but are not limited to:

•	unusually high levels of catastrophe losses due to changes in weather patterns, environmental events or other causes

•	increased frequency and/or severity of claims

•	events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:

•	downgrade of the company’s financial strength ratings,

•	concerns that doing business with the company is too difficult or

•	perceptions that the company’s level of service is no longer a distinguishing characteristic in the marketplace

•	delays in the development, implementation and benefits of technology enhancements

•	amount of reinsurance purchased and financial strength of reinsurers

•	inaccurate estimates or assumptions used for critical accounting estimates

•	recession or other economic conditions or regulatory, accounting or tax changes resulting in lower demand for insurance products

•	sustained decline in overall stock market values negatively affecting the company’s equity portfolio, in particular a sustained decline in the market value of Fifth Third Bancorp (Fifth Third) shares, a significant equity holding

•	events that lead to a significant decline in the market value of a particular security and impairment of the asset

•	prolonged low interest rate environment or other factors that limit the company’s ability to generate growth in investment income

•	insurance regulatory actions, legislation or court decisions that increase expenses or place the company at a disadvantage in the marketplace

•	adverse outcomes from litigation or administrative proceedings

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

Readers are cautioned that the company undertakes no obligation to review or update the forward-looking statements included in this material.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	11

RESULTS OF OPERATIONS

Overview — Financial Highlights

	Three months ended March 31,
(Dollars in millions except per share data)	2004	2003	Change %
Revenues	$870	$707	23.1
Net income	$146	$57	158.0
Per share data (diluted):
Net income	$0.90	$0.35	157.1
Book value	$38.70	$32.10	20.6
Return on equity	9.4%	4.2%
Return on equity based on comprehensive income	3.0%	(27.4%)

The consolidated results of operations reflect the operating results of each of the company’s four segments along with parent company and other non-insurance related activities. Per share amounts have not been adjusted for the 5 percent stock dividend payable June 15, 2004, to shareholders of record on April 30, 2004. The four segments are:

•	commercial lines property casualty insurance

•	personal lines property casualty insurance

•	life insurance

•	investments

First-quarter 2004 revenues grew 23.1 percent, primarily due to higher earned premiums. In addition, the company reported realized investment gains in the first quarter of 2004 compared with realized investment losses in last year’s first quarter. Largely due to the strong growth in revenues, net income rose 158.0 percent in the first quarter of 2004 compared with the year-earlier period.

Realized investment gains and losses – A significant factor in the growth rate for net income in any period can be realized investment gains and losses. Management believes it is important to carefully consider the impact of realized investment gains and losses on net income when evaluating the company’s operating segments: property casualty insurance and life insurance. Management believes the level of realized investment gains and losses for any particular period, while it may be material, may obscure the performance of ongoing underlying business operations in that period. While realized investment gains and losses are integral to the company’s insurance operations over the long term, the determination to recognize investment gains or losses in any period may be subject to management’s discretion and is independent of the insurance underwriting process. Moreover, under applicable accounting requirements, gains and losses can be recognized from certain changes in market values of securities without actual realization, such as changes in the valuation of embedded derivatives or other-than-temporary impairment charges.

In the first quarter of 2004, the after-tax impact of net realized investment gains was to increase net income by $4 million, or 3 cents per share, compared with net realized investment losses in last year’s first quarter that lowered net income by $40 million, or 25 cents. The company reported a net realized investment gain in the first quarter of 2004 because other-than-temporary impairment charges declined. See Investments Results of Operations, Page 23, for additional information on net realized investment gains and losses.

Other considerations –Following the Ohio Supreme Court’s late 2003 decision to limit its 1999 Scott-Pontzer v. Liberty Mutual decision, during the first quarter, the company reviewed outstanding uninsured motorist/underinsured motorist (UM/UIM) claims for which litigation was pending. Those claims represented approximately $37 million in previously established case reserves. Over the three months ended March 31, 2004, the company filed motions for dismissal in various jurisdictions for specific claims and released $32 million in related case reserves. The company believes that any changes to the remaining UM/UIM-related reserves will be immaterial in coming quarters.

Management considers the reserve release to be unusual, and it should be taken into consideration when evaluating ongoing business operations. The reserve release added $21 million, or 13 cents per share, to net income. In the fourth quarter of 2003, the company had released $38 million pretax of UM/UIM reserves, adding $25 million, or 15 cents per

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	12

share to net income. See the 2003 Annual Report on Form 10-K, Property Casualty Loss and Loss Expense Reserves, for additional information regarding UM/UIM reserves.

Option expense – In the first quarters of 2004 and 2003, reported net income per share would have been reduced by 1 cent and 2 cents, respectively, if option expense, calculated using the binomial option-pricing model, had been included in operating expenses.

Book value – In the first quarter, the strong net income offset a decline in unrealized gains in the investment portfolio; as a result, book value per share improved by 1 cent from the record year-end 2003 level of $38.69.

Comprehensive income – Accumulated other comprehensive income, which includes the accumulated unrealized gains on investments and derivatives, declined by $99 million in the first quarter. Return on equity improved due to higher net income. Return on equity based on comprehensive income was a positive 3.0 percent, compared with a negative 27.4 percent last year, because the decline in accumulated unrealized gains was lower in this year’s first quarter than in the comparable prior period.

Outlook

Based on its outlook for the insurance and investment markets, its progress in implementing operating strategies and recent results, management has established certain performance targets for full-year 2004 including:

•	Property casualty written and earned premium growth in the high single digits as the company takes a conservative stance regarding potential trends in the commercial marketplace and its progress in personal lines.

•	Combined ratio for the property casualty operations in the range of 94 percent, including an approximate 1 percentage-point full-year benefit from the UM/UIM reserve release. The 2004 target assumes the combined ratio will include approximately 3.0 to 3.5 percentage points for catastrophe losses. In 2003, the company reported a combined ratio of 94.7 percent, which included a benefit of 0.8 percentage points from a software recovery and 1.4 percentage points from the release of UM/UIM reserves.

•	Investment income growth of 3.5 percent to 4.5 percent.

Factors supporting management’s outlook for 2004 and beyond are discussed in the results of operations for each of the four business segments.

Property Casualty Insurance Operations

	Three months ended March 31,
(Dollars in millions)	2004	2003	Change %
Earned premiums	$716	$629	13.7
Losses	341	351	(3.0)
Loss expenses	71	69	3.6
Commissions	154	123	24.6
Underwriting expenses	54	51	8.2
Policyholder dividends	3	5	(43.0)

Underwriting income	$93	$30	198.7

Combined ratio:
Loss ratio	47.5%	55.4%
Loss expense ratio	10.0	10.9

Loss and loss expenses ratio excluding catastrophe losses	57.5%	66.3%
Catastrophe loss and loss expenses ratio	0.1	0.4

Loss and loss expenses ratio	57.6%	66.7%
Commission ratio	21.5	19.6
Underwriting expense ratio	7.6	8.0
Policyholder dividend ratio	0.4	0.8

Combined ratio	87.1%	95.1%

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	13

Within the property casualty insurance market, the company offers both commercial and personal policies through a network of independent agencies. Highlights of the performance for the combined property casualty insurance operations included:

•	Earned premiums – In the first quarter of 2004, earned premiums grew 13.7 percent. The company achieved strong growth due to insurance industry pricing levels, obtaining higher premiums on new and renewal business and leveraging the competitive characteristics discussed in its 2003 Annual Report on Form 10-K, Item 1, Property Casualty Insurance Operations. It continues to apply its relationship-based strategies, including a case-by-case approach to new business and account renewals. Growth also has reflected the efforts to improve customer service through the creation of smaller marketing territories, permitting local field marketing representatives to devote more time to each independent agency. At March 31, 2004, the company had 90 property casualty field territories, up from 83 at the beginning of 2003. During the remainder of 2004, the company plans to split and staff another two to three territories.

Management considers statutory net written premium growth to be a key performance indicator, since it can be used to compare the company’s growth to industry performance and allows it to evaluate the success of its strategies. In the first quarter of 2004, the company’s statutory net written premiums rose 15.1 percent to $790 million from $687 million in last year’s first quarter. Management also considers new business measures to be a key indicator of the success of its competitive strategies. First-quarter new business written directly by agencies was $80 million, up 17.8 percent over last year’s first quarter, as growth in commercial lines new business offset a decline in personal lines new business.

•	Underwriting results and combined ratio – On a year-over-year basis, the overall property casualty combined ratio improved 8.0 percentage points to 87.1 percent as the result of a 4.4 percentage-point benefit from the release of the UM/UIM reserves, growth in premiums, in particular more adequate premium per policy, the benefits of underwriting efforts and the low level of catastrophe losses. These more than offset the 1.9 percentage-point rise in the commission expense ratio due to higher contingent commissions related to strong underwriting income.

•	Technology updates – As described in the 2003 Annual Report on Form 10-K, the company expects to continue to strengthen its relationships with agencies through the introduction and use of technology that brings agencies greater efficiencies, permitting associates to spend more time with people and less with paper. For the company’s major technology initiatives, $6 million was capitalized during the first quarter, in line with management’s expectation of $23 million in capitalized costs over the course of 2004. Depreciation in the quarter had two-tenths of a percentage point impact on the overall property casualty combined ratio. For the full-year, the impact on the overall combined ratio is estimated to be less than three-tenths of a percentage point.

WinCPP, an online system for commercial lines rate quoting, was expanded to 12 states and now is available for agencies writing more than 75 percent of the commercial package and auto premiums. Agent training for Diamond, the new personal lines processing system, began in Indiana and Michigan in late March and should be completed by June 2004. Training for Ohio agents will begin in late June, running through the end of the year. CMS, a new claims file management system, initially was deployed in late 2003. By the end of the first quarter, field claims associates in all states were using CMS to process all newly reported claims. I-View, an imaging and workflow system, began initial pilot testing in the commercial lines area with full-implementation anticipated by year-end 2005. This system is expected to enhance efficiency for commercial lines associates.

The discussion of the commercial lines and personal lines segments provides additional detail regarding these strategies and trends.

Property Casualty Insurance Operations Outlook

Management believes that its superior insurer financial strength ratings are clear, competitive advantages in the segment of the insurance marketplace that the company’s agents serve. See the Item 1 of 2003 Annual Report of Form 10-K for information regarding the company’s insurer financial strength ratings. The company’s financial strength supports the consistent, predictable performance that its stakeholders have always expected and received, and it must be able to withstand worst-case developments. The most important way management seeks to ensure the company remains consistent and predictable is to align agents’ interests with those of the company, giving agents outstanding service and compensation to earn their best business.

To support its insurer financial strength ratings, the company also maintains strong insurance company statutory-basis surplus, a solid reinsurance program, sound reserving practices and low interest rate risk, as well as low debt and strong capital at the parent-company level. Recently, the board of directors and management have established parameters around

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	14

the property casualty company’s strong statutory surplus position. These will lead to some short-term actions such as modestly adjusting the equity exposure of the property casualty company portfolio and also managing the catastrophe loss exposure to the one-in-250-year level. The new parameters will allow the company to remain consistent with its long-term underwriting and equity investing strategies while responding to risk factors that are studied carefully by the ratings agencies.

During the second and possibly into the third quarter of 2004, the company will:

•	Change the allocation of new property casualty portfolio investments until the ratio of common stock to statutory surplus again moves below 100 percent, a level maintained in the property casualty portfolio throughout the 1990s. The ratio moved as high as 120.5 percent after Codification was adopted in 2000 and was 114.3 percent at March 31, 2004. See Item 1, 2003 Annual Report on Form 10-K for information regarding Codification of Statutory Accounting Practices.

•	Sell or reduce common stock positions in the property casualty portfolio that the investment committee of the board of directors believes no longer meet the company’s investment parameters. The amount planned for sale is equivalent to less than 5 percent of the consolidated equity portfolio. The proceeds will be reinvested in fixed income and convertible securities. The equity sales are expected to result in unusually high realized gains in the second quarter.

•	Add another $100 million layer to the reinsurance program, raising the limit to $500 million, effective April 1, 2004.

•	Begin changing homeowner policy earthquake deductibles to 10 percent from 5 percent.

These property casualty actions are not a signal of a change in the company’s overall investment philosophy. The company remains fully committed to a long-term equity focus that management believes is the key to the company’s long-term growth and stability. The company will continue to invest for income and growth, focusing on a total-return strategy with steady dividend income. Over the longer term, the company anticipates continuing to allocate approximately 25 percent to 35 percent of new money to equities. However, these short-term actions to enhance the property casualty statutory surplus quality should support the predictability viewed by rating agencies as one of the company’s primary strengths, and by agents as a competitive advantage.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	15

Commercial Lines Results of Operations

	Three months ended March 31,
(Dollars in millions)	2004	2003	Change %
Earned premiums	$519	$450	15.1
Losses	221	238	(7.3)
Loss expenses	56	53	5.4
Commissions	113	90	25.1
Underwriting expenses	35	33	7.6
Policyholder dividends	3	5	(43.0)

Underwriting income	$91	$31	193.7

Combined ratio:
Loss ratio	42.4%	51.9%
Loss expense ratio	10.9	11.9

Loss and loss expenses ratio excluding catastrophe losses	53.3%	63.8%
Catastrophe loss and loss expenses ratio	0.2	1.0

Loss and loss expenses ratio	53.5%	64.8%
Commission ratio	21.8	20.1
Underwriting expense ratio	6.8	7.2
Policyholder dividend ratio	0.5	1.1

Combined ratio	82.6%	93.2%

Performance highlights for the commercial lines segment included:

Earned premiums – The primary source of earned premium growth in the first quarter was higher pricing on new and renewal commercial business and continued solid new business growth. In the first quarter of 2004, commercial lines new business premiums written directly by agencies rose 25.7 percent to a record $67 million from $53 million a year earlier. New business in the first quarter of 2003 was below the first quarter of 2002 because of the company’s more conservative approach to the writing of workers compensation and construction-related risks.

The company’s standard approach is to write three-year commercial policies, a competitive advantage in the commercial lines market, as further discussed in Item 1 of the 2003 Annual Report on Form 10-K. Management estimates that approximately 75 percent of first-quarter 2004 commercial premiums were written on a one-year policy term or were subject to annual rating.

Profitability – Improvement in commercial lines profitability primarily has been driven by more adequate premiums per exposure. In addition, careful attention to underwriting has slowed the rate of growth in loss and loss expenses. The first-quarter 2004 commercial lines combined ratio of 82.6 percent included the benefit of the UM/UIM reserve release, which reduced the ratio by 6.0 percentage points.

•	Losses incurred – Losses incurred includes both net paid losses and reserve additions for unpaid losses. As a result of market conditions and underwriting actions in the past several years, which have led to higher premiums on a relatively stable level of exposure, the loss ratio improved to 42.6 percent, including $31 million or 6.0 percentage points from the reserve release, compared with 52.9 percent last year. Reserve additions for unpaid losses grew $28 million during the first quarter of 2004, compared with $41 million during the first quarter of 2003.

Management monitors incurred losses by size of loss, business line, risk category, geographic region, agency, field marketing territory and duration of policyholder relationship, addressing concentrations or trends as needed. Analysis of loss data by average size of loss supports management’s belief that the increase in loss severity is not a temporary phenomenon.

Management evaluates new losses and case reserve adjustments greater than $250,000 to monitor frequency and severity. The first-quarter 2004 ratio of new losses and case reserve adjustments greater than $250,000 to earned premiums was 17.4 percent, above the unusually low 14.1 percent in last year’s first quarter, but in line with the

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	16

17.1 percent reported for full-year 2003. Management does not believe the year-over-year variation indicates any new trend.

Commercial Lines Losses Incurred Analysis

	Three months ended March 31,
(Dollars in millions)	2004	2003
Losses $1 million or more	$35	$19
Losses $250 thousand to $1 million	28	23
Development and case reserve increases of $250 thousand or more	27	22
Other losses	130	169

Total losses excluding catastrophe losses	220	233
Catastrophe losses	1	5

Total losses	$221	$238

As a percent of earned premiums:
Losses $1 million or more	6.8%	4.2%
Losses $250 thousand to $1 million	5.4	5.1
Development and case reserve increases of $250 thousand or more	5.2	4.8
Other losses	25.0	37.8

Loss ratio excluding catastrophe losses	42.4%	51.9%
Catastrophe loss ratio	0.2	1.0

Total loss ratio	42.6%	52.9%

•	Loss expenses incurred – Loss expenses declined as a percent of earned premium in the first quarter of 2004 due to premium growth and lower reserve increases, which reflect the release of the UM/UIM reserves.

•	Catastrophe losses – Commercial lines catastrophe losses, net of reinsurance and before taxes, were $1 million in the first quarter of 2004, compared with $5 million in the first quarter of 2003.

•	Commission and underwriting expenses incurred – The 1.3 percentage-point increase in the total underwriting expense ratio reflected a 1.7 percentage-point increase in the commission expense ratio offset by a 0.4 percentage-point improvement in the non-commission expense ratio. The commission expense ratio rose because contingent commission reflected continued strong growth and profitability. Non-commission expenses rose 7.6 percent, approximately half the premium growth rate, lowering the non-commission expense ratio.

•	Policyholder dividends incurred – Policyholder dividend expense as a percent of earned premiums was 0.5 percent in the first quarter of 2004, compared with 1.1 percent in the first quarter of 2003. The decline reflected lower accrual of future workers compensation dividend payments.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	17

Line of Business Analysis

	Three months ended March 31,
(Dollars in millions)	2004	2003	Change %
Commercial multi-peril
Earned premiums	$186	$161	16.2
Losses and loss expenses	107	114	(5.8)
Losses and loss expenses ratio	57.7%	71.1%
Losses and loss expenses ratio excluding catastrophes	58.5	69.9
Workers compensation
Earned premiums	$75	$72	4.8
Losses and loss expenses	68	58	18.0
Losses and loss expenses ratio	90.6%	80.5%
Losses and loss expenses ratio excluding catastrophes	90.6	80.5
Commercial auto
Earned premiums	$110	$100	9.7
Losses and loss expenses	49	57	(13.6)
Losses and loss expenses ratio	44.7%	56.8%
Losses and loss expenses ratio excluding catastrophes	45.2	54.2
Other liability
Earned premiums	$94	$79	19.8
Losses and loss expenses	33	42	(22.8)
Losses and loss expenses ratio	34.4%	53.4%
Losses and loss expenses ratio excluding catastrophes	34.4	53.4

In total, commercial multi-peril, workers compensation, commercial auto and other liability accounted for approximately 90 percent of total commercial lines earned premium. Approximately 95 percent of the company’s commercial lines premiums are written for accounts with coverages from more than one business line. The company believes that its commercial lines growth and profitability is best measured and evaluated on a segment basis.

Results for the business lines within the commercial lines segment have reflected the company’s emphasis on underwriting and obtaining adequate pricing for the covered risk. Other factors that have affected results for these lines included:

•	Commercial multi-peril – Earned premiums grew a strong 16.2 percent in the first quarter of 2004, reflecting the company’s ability to continue to obtain higher premiums on renewal business and increase new business. The loss and loss expense ratio decreased by 13.4 percentage points, due to rate growth and lower losses.

•	Workers compensation – Earned premiums grew 4.8 percent in the first quarter of 2004, more slowly than overall commercial lines growth due to the continued focus on careful risk selection. The loss and loss expense ratio rose by 10.1 percentage points due to higher claims activity. No unusual severity or frequency trends have been identified.

•	Commercial auto – Earned premiums grew 9.7 percent in the first quarter of 2004, in line with the 2003 growth rate of 9.3 percent. The first-quarter 2004 loss and loss expense ratio of 44.7 percent included an 18.7 percentage-point benefit ($21 million) from the release of UM/UIM reserves. The ratio in 2004 reflected a higher number of larger commercial auto claims and the normal fluctuations of this line.

•	Other liability (commercial umbrella, commercial general liability and most executive risk policies) – Earned premiums grew 19.8 percent in the first quarter of 2004, the result of continued rate increases. The first-quarter 2004 loss and loss expense ratio of 34.4 percent included an 8.4 percentage-point benefit ($8 million) from the release of UM/UIM reserves. The company monitors results for the other liability business line closely but anticipates quarter-to-quarter fluctuations due to the nature and size of the commercial umbrella policies and limits.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	18

Commercial Lines Outlook

During 2004, the company anticipates commercial lines insurance market trends will reflect the pressure on pricing from the industry’s increasing surplus, improving profitability and growing capacity. The company will continue to market its products to a broad range of business classes, price its products adequately and take a package approach.

For the full-year, management anticipates commercial growth on a written premium basis of approximately 10 percent if market conditions remain stable and also anticipates incremental improvement in its already strong combined ratio when compared with results for full-year 2003. Management expects competition to accelerate for property lines of business due to the profitability of this business area and the short-tail exposures associated with it. Conversely, management anticipates continued firmer market conditions to continue for casualty lines of business. This is due to industrywide profitability challenges and an inflationary legal environment related to these long-tail exposure lines.

Personal Lines Results of Operations

	Three months ended March 31,
(Dollars in millions)	2004	2003	Change %
Earned premiums	$197	$179	10.0
Losses	120	113	6.2
Loss expenses	15	16	(2.3)
Commissions	41	33	23.2
Underwriting expenses	19	18	9.4

Underwriting income (loss)	$2	$(1)	753.2

Combined ratio:
Loss ratio	60.8%	64.1%
Loss expense ratio	7.7	8.7

Loss and loss expenses ratio excluding catastrophe losses	68.5%	72.8%
Catastrophe loss and loss expenses ratio	(0.2)	(1.3)

Loss and loss expenses ratio	68.3%	71.5%
Commission ratio	20.7	18.5
Underwriting expense ratio	9.8	9.9

Combined ratio	98.8%	99.9%

Performance highlights for the personal lines segment include:

Earned premiums – The sources of growth in the first quarter were higher rates for new and renewal personal lines business, additional premium derived from insurance-to-value initiatives and specific charges for certain coverage extensions such as water damage. Policy count remained relatively flat. The company continues to retain more than 90 percent of personal lines policies. Personal lines new business premiums written directly by agencies declined to $13 million from $15 million. Management believes this may be due to recent homeowner rate increases that brought pricing more in line with industry averages, potentially diminishing a differentiating factor for more price-sensitive consumers. Further, agencies may be placing less new business with the company until the introduction of the company’s new personal lines policy processing system in their state.

Combined ratio – The combined ratio improved to 98.8 percent due to a lower loss and loss expense ratio when compared with the first quarter of 2003. The loss and loss expense ratio reflected improvement in the personal auto loss and loss expense ratio that offset an increase in the homeowner ratio. The combined ratio for the first quarters of 2004 and 2003 reflected the typical seasonal variation in the homeowner loss ratio due to weather and catastrophes.

While generally seeking to leverage the relationships with the company’s independent agencies, efforts to improve personal lines profitability have focused on the personal auto and homeowner business lines as discussed below. The significant components of expenses for the personal lines segment were:

•	Losses incurred – Losses incurred include both net paid losses and reserve additions for unpaid losses. For personal lines, losses incurred rose to $120 million in the first quarter of 2004 from $113 million, reflecting the industrywide rise in loss severity over the past several years due to escalating medical costs and home values. First-quarter 2004

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	19

loss and loss expenses included a $1 million benefit from the release of UM/UIM reserves, reducing the loss and loss expense ratio by 0.3 percentage points. Reserve additions for unpaid losses grew $15 million during the first quarter of 2004 compared with $7 million during the first quarter of 2003.

Management monitors incurred losses by size of loss, business line, risk category, geographic region, agency, field marketing territory and duration of policyholder relationship, addressing concentrations or trends as needed. Analysis of loss data by average size of loss supports management’s belief that the increase in loss severity is not a temporary phenomenon.

Personal Lines Losses Incurred Analysis

	Three months ended March 31,
(Dollars in millions)	2004	2003
Losses $1 million or more	$7	$3
Losses $250 thousand to $1 million	11	9
Development and case reserve increases of $250 thousand or more	4	3
Other losses	98	100

Total losses excluding catastrophe losses	120	115
Catastrophe losses	0	(2)

Total losses	$120	$113

As a percent of earned premiums:
Losses $1 million or more	3.7%	1.5%
Losses $250 thousand to $1 million	5.4	4.9
Development and case reserve increases of $250 thousand or more	2.0	1.6
Other losses	49.7	56.1

Loss ratio excluding catastrophe losses	60.8%	64.1%
Catastrophe loss ratio	(0.2)	(1.3)

Total loss ratio	60.6%	62.8%

Management evaluates new losses and case reserve adjustments greater than $250,000 to monitor frequency and severity. In the first quarter of 2004, the total of new losses and reserve adjustments greater than $250,000 rose on both an absolute dollar basis and as a percentage of earned premiums from the unusually low level of the first quarter of 2003.

•	Loss expenses incurred – Loss expenses incurred were stable as a percent of earned premium in the first quarters of 2004 and 2003.

•	Catastrophe losses – Reserve releases from prior-period catastrophe losses, net of reinsurance and before taxes, reduced the first-quarter 2004 combined ratio by 0.2 percentage points compared with reserve releases that reduced last year’s first-quarter combined ratio by 1.3 percentage points.

•	Commission and underwriting expenses incurred – The 2.1 percentage-point increase in the total underwriting expense ratio was due to a 2.2 percentage-point increase in the commission expense ratio. The commission expense ratio rose because the contingent commission accrual was set to reflect growth and profitability.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	20

Line of Business Analysis

	Three months ended March 31,
(Dollars in millions)	2004	2003	Change %
Personal auto
Earned premiums	$113	$102	9.9
Losses and loss expenses	75	74	0.7
Losses and loss expenses ratio	66.3%	72.4%
Losses and loss expenses ratio excluding catastrophes	66.5	72.3
Homeowner
Earned premiums	$64	$58	11.0
Losses and loss expenses	44	36	20.9
Losses and loss expenses ratio	68.8%	63.1%
Losses and loss expenses ratio excluding catastrophes	68.9	67.6

The personal auto and homeowner business lines together account for approximately 90 percent of the total personal lines earned premiums. The company’s intent is to write personal auto and homeowners coverages in personal lines packages. The company believes that the personal lines business is best measured and evaluated on a segment basis.

•	Personal auto – Earned premiums for personal auto grew 9.9 percent in the first quarter of 2004. The growth was driven by continued market penetration and the effect of rate increases beginning in late 2002. Additional single-digit increases have been filed and approved for 15 states for 2004, including increases in the range of 4 percent to 8 percent in three of the six largest personal lines states. Management believes the company’s personal auto rates remain competitive.

The loss and loss expense ratio for personal auto improved to 66.3 percent in the first quarter of 2004, compared with 72.4 percent a year earlier, as the benefits of a personal auto re-underwriting program continue to offset rising loss severity.

The planned rate increases and introduction of the Diamond policy processing system into larger states could start to contribute to future earned premium growth in 2004 and beyond. Management believes the loss and loss expense ratio for personal auto could improve slightly from the 2003 level over the course of 2004 as underwriting efforts continue to enhance profitability.

•	Homeowner – Earned premiums for homeowners grew 11.0 percent in the first quarter of 2004. The first-quarter 2004 loss and loss expense ratio for the homeowner line was 68.8 percent, including catastrophe loss reserve releases of 0.1 percentage point. In the first quarter of 2003, the ratio was 63.1 percent, including catastrophe loss reserve releases of 4.5 percentage points. Contributing to the increase was a single homeowner loss of $3 million that added 1.5 percentage points to the loss and loss expense ratio. Due to the typical impact of catastrophe losses to the homeowner line during a full-year period, management continues to seek to improve the loss and loss expense ratio to reach the 72 percent to 74 percent level, adjusted for a normal full-year level of catastrophe losses, the company has targeted by the end of 2005. Over the past three years, catastrophe losses have added approximately 20 percentage points to the full-year homeowner loss and loss expense ratio.

The three most significant actions taken to improve profitability for the homeowner line are summarized below:

•	Rate changes – In 2003, 23 rate increases were effective in 21 of the 25 states in which the company writes homeowners policies, including four of the company’s six largest personal lines states where 2003 increases were in the 10 percent to 20 percent range. Additional rate increases in the 5 percent to 18 percent range have been filed and approved for 2004 in these same larger states. At the same time, the personal lines underwriters are focusing on insurance-to-value initiatives to verify the company is receiving the correct level of premium for the value of the insured risk. Rate changes are applied to new business and to existing policies as they come up for renewal. Management believes the company’s homeowner rates remain competitive.

•	Changes in policy terms and conditions – Since 2001, the company has identified specific coverage areas for updating to increase its control over risk and pricing, including capping guaranteed replacement cost coverage and

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	21

changing the water damage coverages. These changes have gone into effect over the past 18 months as policies have renewed and new business has been written.

•	Shift to one-year policies – In conjunction with the deployment of the Diamond personal lines policy processing system, the company has begun to write homeowner policies on a one-year basis instead of a three-year basis. One-year policies allow the company to modify rates, terms and conditions more rapidly when necessary. Homeowner policies were being written on a one-year basis beginning January 2004 in Indiana and Michigan and February 2004 in Ohio. Other states will shift to one-year policies in advance of the Diamond deployment for each specific state.

Because the company traditionally has written homeowner business on a three-year policy term, it has been at a disadvantage in achieving benefits from changes in rates and policy terms and conditions because only one third of policies come up for renewal each year. The effect at renewal illustrates the potential benefit to the company of the actions taken. In Ohio, which accounts for 32.2 percent of the company’s total homeowner earned premium, typical policyholders coming off a three-year term are experiencing approximately a 40 percent increase in total premium for their 2004 homeowner renewal policy. This reflects all rate increases and insured value and policy changes that were effective over the three-year policy term as it ends for each policyholder. Ohio policies are being renewed on a one-year policy term beginning early in 2004.

Personal Lines Outlook

Management is maintaining reasonable growth projections for the personal lines area as the company introduces its new personal lines processing system in the key states of Indiana, Michigan and Ohio in the first half of 2004. The training program for agency representatives was completed for Michigan agencies in late April. Groups of Indiana agencies began training in late March, and that state’s program should be completed by June 2004. The training program for Ohio agencies is expected to begin in late June and be completed during the fourth quarter of 2004. After the rollout in Ohio is complete, the company has identified Alabama, Florida, Georgia, Illinois and Kentucky for the next round of deployment.

The new system will make it easier for agents to place personal auto, homeowners and other personal lines business with the company, while greatly increasing policy-issuance efficiency and providing direct-bill capabilities. It has been used by the company’s Kansas agencies since July 2002 and is undergoing a series of upgrades and modifications to accommodate each state’s rules and rates. The appointment of new agencies over the next several years also could contribute to personal lines growth.

In addition, management believes that it has in place strategies to improve the profitability of its homeowner line of business while maintaining or slightly improving personal auto profitability. While primarily focusing on longer-term targets for the homeowner line because of the existing base of three-year policies, management expects to see steady improvement in the loss and loss expense ratio excluding catastrophes in 2004 and beyond as the company continues to work through the renewal policy cycle.

Life Insurance Results of Operations

	Three months ended March 31,
(Dollars in millions)	2004	2003	Change %
Earned premiums	$24	$21	16.1
Separate account investment management fees	1	0	104.5
Contract holders benefits incurred	22	21	5.7
Investment interest credited to contract holders	(11)	(11)	(2.3)
Expenses	13	11	16.3

Life insurance segment income	1	0	227.1

Performance highlights for the life insurance segment include:

Revenues – Earned premiums grew 16.1 percent in the first quarter of 2004, and life policy face amounts in force rose to $40.142 billion at March 31, 2004, from $38.492 billion at December 31, 2003. The company’s life insurance subsidiary reported statutory written life premium of $35 million for the first quarter of 2004, compared with $49 million in last year’s first quarter. New annuity sales were $8 million in this year’s first quarter compared with $24 million last year.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	22

First-quarter results reflected a positive response to recently introduced enhancements to the life insurance company’s term life insurance product portfolio.

Profitability – The life insurance segment reports a modest GAAP-based gain because its investment income is included in investment segment results, except investment income credited to contract holders (interest assumed in life insurance policy reserve calculations). At the same time, management recognizes that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. For that reason, management also evaluates GAAP data including results for investment activities on life insurance-related assets for The Cincinnati Life Insurance Company subsidiary, which comprises the life insurance segment. Looking at this key performance indicator for Cincinnati Life, GAAP net income grew to $8 million in the first quarter 2004, when there were no realized investment gains or losses, from a loss of $1 million a year earlier, when the life insurance company reported $9 million in net realized investment losses. First-quarter 2004 results also were affected by costs related to incentive programs that reward agents for increased business and by a decline in investment income as one of the larger holdings in the life company’s portfolio skipped a regular quarterly dividend.

Life Insurance Outlook

As the life insurance company seeks to increase penetration of the property casualty agencies, management’s objective is growth in the premium base through the sale of new products, in particular term insurance, which would place more emphasis on growth in statutory gross and net written premiums. Late in 2004, Cincinnati Life will add a disability income product to its worksite marketing portfolio and make electronic enrollment available for worksite marketing programs. Other 2004 technology initiatives include placing the life insurance sales system on CinciLink, the company’s agency extranet. This will bring agents the convenience of online form completion and submission, eliminating the expense of frequent software update mailings.

Investments Results of Operations

	Three months ended March 31,
(In millions)	2004	2003	Change %
Investment income:
Fixed maturity interest	$61	$59	3.2
Equity dividends	59	56	4.9
Other investment income	1	2	(16.8)
Investment expenses	(1)	(1)	13.1

Total net investment income	$120	$116	3.9

Investment interest credited to contract holders	(11)	(11)	(2.3)

Net realized investment gains (losses):
Other-than-temporary impairment charges	$(3)	$(53)	95.1
Realized investment gains and losses	10	1	638.0
Change in valuation of embedded derivatives	0	(10)	96.7

Net realized investment gains (losses)	$7	$(62)	110.9

Total Investment operations income	$116	$43	166.8

The investment segment contributes investment income and realized investment gains and losses to results of operations.

Investment income – Pretax investment income reached a new record of $120 million in the first quarter of 2004, rising 3.9 percent over the first quarter of 2003. Growth in investment income continues to be driven by strong cash flow for new investments and increased dividend income from the common stock portfolio. Overall, dividends contributed 50.8 percent of pretax investment income in the first quarter of 2004, compared with 51.2 percent in the first quarter of 2003. Over the past 12 months, 19 of the 51 common stock holdings in the portfolio raised their indicated dividend payout. Those increases should add approximately $23.9 million to investment income on an annualized basis. Fifth Third, the company’s largest equity holding, contributed 72.8 percent of the dollar increase and 41.8 percent of total dividend income in the first quarter of 2004.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	23

Net realized investment gains and losses – The company recorded $7 million in pretax net realized investment gains in the first quarter of 2004 compared with $62 million in pretax net realized investment losses in the first quarter of 2003.

•	Other-than-temporary impairment charges – Only $3 million in other-than-temporary impairment charges were recorded in the first quarter of 2004, compared with $53 million in other-than-temporary impairment charges in the first quarter of 2003.

	Three months ended March 31,
(In millions)	2004	2003
Airline	$0	$(10)
Utility/merchant energy/trading	0	(25)
Healthcare	0	(9)
Other	(3)	(9)

Total	(3)	(53)

•	Realized investment gains and losses – In the first quarter of 2004, the company recorded $10 million in net realized investment gains compared with $1 million in last year’s first quarter. The company buys and sells securities on an ongoing basis to help achieve its portfolio objectives. Although the company prefers to hold fixed-income securities until maturity, a decision to sell or to reduce a holding reflects management’s perception of a change in the underlying fundamentals of the security and preference to allocate those funds to investments that more closely meet the established parameters for long-term stability and growth.

•	Change in valuation of embedded derivatives – In the first quarter of 2004, the company recorded no changes in the fair value of embedded derivatives, versus $10 million in fair value declines in the first quarter of 2003 due to the application of SFAS No. 133 which requires measurement of the fluctuations in the value of the embedded derivative features in selected convertible securities. See Note 1 to the Consolidated Financial Statements in the 2003 Annual Report on Form 10-K for details on the accounting for convertible security embedded options.

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

Other

Operations of the parent company, CFC Investment Company and CinFin Capital Management Company (excluding investment activities) and other income of the insurance subsidiaries contributed $3 million in revenues in the first quarters of 2004 and 2003. Losses before income taxes of $5 million compared with $10 million were primarily due to interest expense from debt of the parent company and operating expenses of the company’s headquarters.

Taxes

The company’s income tax expense was $55 million in the first quarter of 2004, compared with $8 million in the first quarter of 2003, with an effective tax rate of 27.4 percent compared with 12.5 percent for the same period last year. The company pursues a strategy of investing some portion of cash flow in tax-advantaged fixed maturities to minimize its overall tax liability and maximize after-tax earnings. First-quarter 2004 consolidated income before income taxes was $201 million, compared with $65 million in the first quarter of 2003, increasing the company’s tax expense. See Note 10 to the Consolidated Financial Statements in the 2003 Annual Report on Form 10-K for detail regarding the company’s effective income tax rate. Management anticipates that the effective annual tax rate will be in the 21 percent to 24 percent range if the company continues to achieve its performance objectives of an underwriting profit, growth in investment income and more normalized realized investment gains.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	24

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Three months ended March 31,
(In millions)	2004	2003
Net cash provided by operating activities	$300	$207
Net cash used in investing activities	(183)	(146)
Net cash used in financing activities	(46)	(45)

Net increase in cash	$71	$16
Cash at beginning of period	91	112

Cash at end of period	$162	$128

The company’s property casualty and life insurance operations generated positive cash flows from underwriting of $150 million in the first quarter of 2004 compared with $100 million a year earlier. This strong underwriting cash flow was primarily due to growth of insurance premiums. In addition, investment income from the insurance operations generated cash flows of $91 million compared with $89 million a year earlier. The insurance subsidiaries invested $450 million and $348 million in fixed-income and equity securities in the first quarters of 2004 and 2003, respectively. Those purchases were offset by sales of fixed-income securities totaling $14 million and $67 million. Calls and maturities of fixed-income securities added $219 million and $96 million to cash flow in the first quarters of 2004 and 2003, respectively. Sales, calls or maturities of equity and equity-linked securities totaled $24 million and $43 million in the same periods.

In the first quarters of 2004 and 2003, the company’s property casualty insurance subsidiary paid ordinary dividends of $75 million and $50 million, respectively, to the parent company.

As a result of investment income from its investments and dividends and borrowings from its property casualty insurance subsidiary, the parent company met its cash requirements for general operating expenses, interest payments on its long-and short- term debt, dividends to shareholders and common stock repurchases. Investing activities generated $28 million of cash flow in the first quarter of 2004 after using $2 million in the comparable prior period.

Dividends

Cincinnati Financial has increased the indicated annual cash dividend rate to shareholders for 44 consecutive years and, periodically, the board of directors authorizes stock dividends or splits. In January 2004, the board of directors authorized a 10.0 percent increase in the regular quarterly cash dividend to an indicated annual rate of $1.10. At the same time, the board also authorized a 5 percent stock dividend payable June 15, 2004, to shareholders of record April 30, 2004. This is the 28th stock dividend or split declared over the past 47 years. Per share amounts have not been adjusted for the 5 percent stock dividend payable June 15, 2004, to shareholders of record on April 30, 2004.

Common Stock Repurchase

In the first quarter of 2004, the company repurchased 250 thousand shares at an average price of $43.11. Common stock repurchases for treasury have continued at a steady pace over the last several years and occur whenever management believes that stock prices on the open market are favorable for such repurchases. At a minimum, the company would expect to offset dilution of option exercises. At March 31, 2004, 5 million shares remained authorized for repurchase. See Part II, Item 2, Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities, Page 31 for additional information regarding the stock repurchase activity.

Outlook

Management continues to believe that cash provided by operating activities will continue to be the primary source of funds for the company. Future liquidity could be affected by catastrophe losses in excess of the company’s catastrophe reinsurance treaties, which now provide coverage for gross losses up to $500 million. The company has no significant exposure to assumed reinsurance, which accounted for no more than 2.4 percent of earned premiums in each of the last three years and is expected to remain at or near this level in 2004.

Management anticipates its insurance subsidiaries may pay additional ordinary dividends to the parent company in the remainder of 2004. During 2004, the company will determine the timeline for developing additional space at its

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	25

headquarters location. The major elements of that project are not expected to begin for at least two years although the company anticipates beginning work on a parking garage in 2004 or early 2005.

Assets

At March 31, 2004, the investment portfolio made up 79.3 percent of total assets, which increased to $15.738 billion from $15.509 billion at December 31, 2003. The remainder consisted primarily of other invested assets (0.2 percent), premium receivables (7.2 percent), reinsurance receivables (3.6 percent), deferred acquisition costs (2.5 percent) and separate accounts (3.1 percent). These percentages have remained relatively constant over the last few years.

Investment Portfolio

The market value of the company’s investments was $12.474 billion at March 31, 2004.

Insurance regulatory and statutory requirements designed to protect policyholders from investment risk influence the company’s investment decisions on an individual insurance company basis. Cash generated from insurance operations is invested almost entirely in five classes of assets evaluated for yield and risk prior to purchase. See Property Casualty Insurance Operations Outlook, Page 14, for discussion of the outlook for allocation of new investments in the remainder of 2004.

	At March 31,		At December 31,
	2004		2003
(In millions)	Book value	Market value	Book value	Market value
Investment-grade corporate bonds	$2,002	$2,181	$1,873	$2,011
High-yield corporate bonds	464	499	505	537
Tax-exempt municipal bonds	1,231	1,313	1,181	1,258
Common stocks	2,212	7,995	2,174	8,160
Convertible securities	422	486	423	483

Total	$6,331	$12,474	$6,156	$12,449

•	Fixed-income securities (investment-grade corporate bonds, high-yield corporate bonds and tax-exempt municipal bonds) – At March 31, 2004, investment-grade corporate bonds and tax-exempt municipal bonds accounted for 87.5 percent of the fixed-income portfolio, up from 85.9 percent at year-end 2003 and 83.0 percent at March 31, 2003 This improve occurred despite an unusual level of calls of U.S. agency paper due to the decline in interest rates during the first quarter of 2004. The increase reflected the allocation over the past twelve months of a higher portion of available funds to purchases of U.S. agency paper and insured municipal bonds. At March 31, 2004, U.S. agency paper accounted for 32.8 percent of investment-grade corporate bonds compared with 27.2 percent at December 31, 2003. The sale, call or maturity of high-yield corporate bonds also contributed to the shift in the mix of fixed-income securities. Over the past twelve months, portfolio quality has continued to rise, with 58 percent of the portfolio rated A and above based on fair value (market value) at March 31, 2004 compared with 47 percent at March 31, 2003. Over that period, callable U.S. agency paper has offered higher yields relative to taxable investment-grade corporate bonds of similar maturity.

•	Equity and equity-linked securities (common stocks and convertible securities) – At March 31, 2004, the company held 107 common stocks and equity-linked securities portfolio. Approximately 92 percent of the market value of the common stock portfolio is invested in a core group of 15 common stocks in which the company holds a market value of at least $100 million:

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	26

	As of and for the three months ended March 31, 2004
	Actual	Fair	Percent of	Earned dividend
(Dollars in millions)	cost	value	fair value	income
Fifth Third Bancorp	$283	$4,030	50.4%	$23
ALLTEL Corporation	119	657	8.2	5
National City Corporation	251	434	5.4	4
ExxonMobil Corporation	133	373	4.7	2
The Procter & Gamble Company	94	293	3.7	1
The PNC Financial Services Group	62	261	3.3	2
Wyeth	115	235	2.9	1
FirstMerit Corporation	95	194	2.4	2
Merck and Co., Inc.	144	151	1.9	1
U.S. Bancorp	97	145	1.8	1
Wells Fargo and Company	65	125	1.6	1
Sky Financial Group, Inc.	91	121	1.5	1
Alliance Capital Management Holding L.L.P.	53	117	1.5	0
Piedmont Natural Gas Company	59	114	1.4	1
Johnson & Johnson	101	105	1.3	0
All other common stock holdings	450	640	8.0	8

Total	$2,212	$7,995	100.0%	$53

Liabilities and Shareholders’ Equity

At March 31, 2004, insurance reserves were 47.2 percent of total liabilities, which increased to $9.539 billion from $9.305 billion at December 31, 2003. The remainder consisted primarily of unearned premiums (16.0 percent), deferred income tax (20.0 percent) and long- and short-term debt (6.4 percent). These percentages have remained relatively constant over a number of years.

The company has two lines of credit totaling $250 million, with the outstanding balances on the lines totaling $186 million at March 31, 2004, up $3 million from year-end 2003.

Other Matters

Significant Accounting Policies

The company does not utilize any special-purpose financing vehicles or have any undisclosed off-balance sheet arrangements. Similarly, the company holds no fair-value contracts for which a lack of marketplace quotations would necessitate the use of fair-value techniques.

During the three months ended March 31, 2004, the company did not change any significant accounting policies from those utilized in the preparation of the consolidated financial statements as of and for the year ended December 31, 2003, which are discussed in Note 1 to the Consolidated Financial Statements in the company’s 2003 Annual Report on Form 10-K and updated in Note 1 to the Condensed Consolidated Financial Statements beginning on Page 7.

In conjunction with those discussions, in the Management’s Discussion and Analysis contained in the 2003 Annual Report on Form 10-K, management reviewed the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discussed the development and selection of those accounting estimates with the audit committee of the board of directors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential for a decrease in value resulting from broad yet uncontrollable forces such as inflation, economic growth, interest rates, world political conditions or other widespread unpredictable events. It is comprised of many individual risks that, when combined, create a macroeconomic impact. The company’s view of potential risks and its sensitivity to such risks is discussed in the 2003 Annual Report on Form 10-K.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	27

Fixed-Income Securities

By allocating approximately two-thirds of invested cash flows to the fixed-income portfolio, the company enhances portfolio stability and diversity. Compared with common stocks, fixed-income investments generally are less volatile and provide a more consistent income stream. Overall credit risk is reduced by diversifying the fixed-income portfolio among approximately 1,250 securities.

Interest Rate Risk

Because of the company’s strong surplus, long-term investment horizon and its ability to hold most fixed-income investments until maturity, management believes the company is well positioned for a rise in interest rates. A higher rate environment would provide the opportunity to invest cash flow in higher-yielding securities, while reducing the likelihood of calls of the higher-yielding U.S. agency paper purchased over the past year. While higher interest rates would be expected to increase the number of fixed-income holdings trading below 100 percent of book value, management believes lower fixed-income security values due solely to interest rate changes would not signal a decline in credit quality or the likelihood of additional other-than-temporary impairments.

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

While interest rates were on a declining trend, the company monitored duration to the call date as a measure of its interest rate sensitivity. If rates rise, as is widely anticipated, the company also will measure duration to maturity, as this may become the more conservative measure. The table below summarizes the company’s interest rate risk and shows the effect of hypothetical changes in interest rates on the market value of the fixed-income portfolio under both duration scenarios:

	Market value	Duration to maturity		Duration to call
	of fixed	100 basis	100 basis	100 basis	100 basis
	income bond	point spread	point spread	point spread	point spread
(In millions)	portfolio	decrease	increase	decrease	increase
At March 31, 2004	$4,109	$4,401	$3,817	$4,290	$3,928
At December 31, 2003	$3,925	$4,204	$3,646	$4,121	$3,729

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

Equity and Equity-Linked Securities

Management believes the company’s equity investment style – centered on companies that pay and increase dividends to shareholders – is an appropriate long-term strategy. While the company’s long-term financial position would be affected by prolonged changes in the market valuation of its investments, management believes the company’s strong surplus position and healthy cash flow provides it with a cushion against short-term fluctuations in valuation. The continued payment of cash dividends by the company’s common equities also provides a floor to their valuation.

The company’s investments are heavily weighted toward the financials sector, which represented 69.1 of the total market value of the common stock portfolio at March 31, 2004. Financials sector investments typically underperform the overall market during periods when interest rates are expected to rise. Management sees these types of short-term fluctuations in market value of its holdings as potential buying opportunities but is cognizant that a prolonged downturn in this sector would create the greatest long-term negative effect on the portfolio.

While past performance cannot guarantee future returns, over the longer-term, the performance of the company’s equity portfolio has exceeded that of the broader market, achieving a five-year total return of 23.4 percent compared with a decline of 5.8 percent for the Standard & Poor’s 500 Index, a common benchmark of market performance. In the first quarter of 2004, the equity portfolio underperformed the market, declining 1.8 percent compared with the Standard & Poor’s 500’s total return of 1.7 percent. The company’s portfolio performed more in line with indices measuring financial institution and healthcare and pharmaceutical-related issues.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	28

The company holds 72.8 million shares of Fifth Third common stock at a cost of $283 million. The market value of the company’s Fifth Third position was $4.030 billion at March 31, 2004, or 50.4 percent of the company’s total common equity portfolio, compared with $4.301 billion, or 52.7 percent, at year-end 2003. The after-tax unrealized gain represented by the company’s Fifth Third position was $2.435 billion, or 59.7 percent of the company’s total after-tax unrealized gains at March 31, 2004, compared with $2.612 billion, or 63.8 percent at year-end 2003. The Fifth Third position represented $15.20 of the company’s total book value of $38.70 per share at March 31, 2004, compared with $16.28 at year-end 2003. Every $1.00 change in the market price of Fifth Third’s common stock has approximately a 29 cent impact on Cincinnati Financial’s book value per share. A 20 percent ($11.07) change in the market price of Fifth Third’s common stock, which was $55.37 at March 31, 2004, would result in a $806 million change in assets and a $524 million change in after-tax unrealized gains. This would affect shareholders’ equity by 8.4 percent and book value by $3.27 per share.

Fifth Third Bancorp announced on April 7, 2004, that the Federal Reserve Bank of Cleveland and the Ohio Department of Commerce, Division of Financial Institutions, terminated a Written Agreement entered into with Fifth Third Bancorp and Fifth Third Bank in late March 2003. That agreement outlined a series of steps to address and strengthen Fifth Third’s risk management processes and internal controls. Fifth Third noted that the steps taken in conjunction with the agreement have made its organization stronger. Fifth Third continues to report results that meet Cincinnati Financial’s investing criteria of increasing sales, earnings and dividends. In addition, Cincinnati Financial management believes Fifth Third has proven management and a favorable outlook.

Potential Impairments

The following table summarizes the portfolio at March 31, 2004, and December 31, 2003:

				Gross	Gross
	Number of	Book	Market	unrealized	investment
(Dollars in millions)	issues	value	value	gain/loss	income
At March 31, 2004
Portfolio summary:
Trading below 70% of book value	2	$8	$5	$(3)	$0
Trading at 70% to less than 100% of book value	81	362	346	(16)	4
Trading at 100% and above of book value	1,321	5,961	12,123	6,162	112
Securities sold in current period					4

Total	1,404	$6,331	$12,474	$6,143	$120

At December 31, 2003
Portfolio summary:
Trading below 70% of book value	2	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	116	672	648	(24)	25
Trading at 100% and above of book value	1,286	5,484	11,801	6,317	402
Securities sold in year					35

Total	1,404	$6,156	$12,449	$6,293	$462

At March 31, 2004, unrealized investment gains before taxes totaled $6.162 billion and unrealized investment losses in the investment portfolio amounted to $19 million. The unrealized appreciation was primarily due to the company’s holdings in Fifth Third (Nasdaq: FITB) and Alltel Corporation (NYSE:AT) common stock.

The reduction in the number of securities trading below 100 percent of book value reflected the recent emphasis on increasing the credit quality of the bond portfolio, as rated by Standard & Poor’s and Moody’s, as well as revised book values due to impairment charges recognized during 2003 and 2002. During the first three months of 2004, five securities were written down as other-than-temporarily impaired.

Management monitors securities trading below 70 percent of book value for potential other-than-temporary impairment. At March 31, the two securities trading below 70 percent of book value had been at that level for six months or less and represented just $8 million in book value and gross unrealized losses of $3 million.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	29

The following table details the portfolio’s gross unrealized gains and losses as of March 31, 2004:

	6 Months or less		> 6 - 12 Months		> 12 - 24 Months		> 24 - 36 Months		Totals
		Gross		Gross		Gross		Gross		Gross
	Number	unrealized	Number	unrealized	Number	unrealized	Number	unrealized	Number	unrealized
(Dollars in millions)	of issues	gain/loss	of issues	gain/loss	of issues	gain/loss	of issues	gain/loss	of issues	gain/loss
Investment-grade corporate bonds:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	4	0	3	0	0	0	0	0	7	0
Trading at 100% and above of book value	69	7	35	8	189	85	154	79	447	179

Total	73	$7	38	$8	189	$85	154	$79	454	$179

High-yield corporate bonds:
Trading below 70% of book value	2	$(3)	0	$0	0	$0	0	$0	2	$(3)
Trading at 70% to less than 100% of book value	6	0	7	(1)	4	(1)	12	(3)	29	(5)
Trading at 100% and above of book value	38	7	32	7	46	21	34	8	150	43

Total	46	$4	39	$6	50	$20	46	$5	181	$35

Tax-exempt municipal bonds:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	20	(1)	5	(1)	1	0	7	(3)	33	(5)
Trading at 100% and above of book value	50	2	48	4	134	19	368	62	600	87

Total	70	$1	53	$3	135	$19	375	$59	633	$82

Convertible securities:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	2	0	3	0	2	(3)	2	(1)	9	(4)
Trading at 100% and above of book value	15	3	20	13	21	25	20	27	76	68

Total	17	$3	23	$13	23	$22	22	$26	85	$64

Common stocks:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	0	0	0	0	1	0	2	(2)	3	(2)
Trading at 100% and above of book value	9	13	10	19	4	33	25	5,720	48	5,785

Total	9	$13	10	$19	5	$33	27	$5,718	51	$5,783

Summary:
Trading below 70% of book value	2	$(3)	0	$0	0	$0	0	$0	2	$(3)
Trading at 70% to less than 100% of book value	32	(1)	18	(2)	8	(4)	23	(9)	81	(16)
Trading at 100% and above of book value	181	32	145	51	394	183	601	5,896	1,321	6,162

Total	215	$28	163	$49	402	$179	624	$5,887	1,404	$6,143

Management deems the risk related to securities trading between 70 percent and 100 percent of book value to be relatively minor and at least partially offset by the earned income potential of these investments. At March 31, 2004, 81 securities were trading between 70 percent and 100 percent of book value down from 116 at year-end 2003. The 81 securities trading between 70 percent and 100 percent of book value, represented just 0.1 percent of invested assets and $16 million in unrealized losses.

Of the total 83 holdings trading below book value at March 31, 2004, 63 were trading at or above 90 percent of book value, primarily because of interest-rate risk, and represented just $3 million in unrealized losses. The remaining 20 securities, which accounted for the remaining $13 million in unrealized losses, are being monitored for credit- and industry-related risk factors. Of those issues, 10 are airline-related securities, seven of which are secured by equipment.

Reflecting the company’s long-term investment philosophy, of the 1,321 securities trading at or above book value, 601, or 45.5 percent, have shown unrealized gains for more than 24 months.

Based on current information, the company anticipates application of its asset impairment policy will result in minimal other-than-temporary impairment charges in the second quarter of 2004, barring new developments affecting individual companies or industries in the portfolio.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	30

ITEM 4. CONTROLS AND PROCEDURES

The company carried out an evaluation, under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the chief executive officer and chief financial officer concluded that Cincinnati Financial Corporation’s disclosure controls and procedures were effective as of the end of the first quarter.

The company’s management, including the chief executive officer and chief financial officer, does not expect that its disclosure controls and procedures will prevent or detect all error and all fraud. Such controls and procedures can only provide reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

Based on the company’s evaluation, the chief executive officer and chief financial officer have concluded that as of the end of the first quarter of 2004, the disclosure controls and procedures were effective. They also concluded that they provided reasonable assurance that the information required to be disclosed by the company in its periodic reports is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods required by law.

The chief executive officer and chief financial officer also have concluded that there were no significant changes in the first quarter of 2004 to the company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

The company is involved in no other material litigation other than routine litigation incident to the nature of its insurance business.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Number of shares	Average	publicly announced	purchased under the
Period	purchased	cost per share	program	program
January	0	$0.00	0	5,277,777
February	104,100	43.63	104,100	5,173,677
March	145,900	42.75	145,900	5,027,777

The company’s board of directors has authorized the repurchase of outstanding shares. The company has repurchased 15.9 million shares at a cost of $531 million between the inception of the program in 1996 and March 31, 2004. At March 31, 2004, 5.0 million shares remain authorized for repurchase at any time in the future.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The company has not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	31

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Subsequent to the end of the first quarter, the registrant held its Annual Meeting of Shareholders on April 24, 2004, for which the board of directors solicited proxies. All nominees named in the Registrant’s Proxy Statement were elected.

	Shares (in millions)
	For	Withheld
Michael Brown	131	13
Dirk J. Debbink	141	2
Robert C. Schiff	113	31
John M. Shepherd	116	28
Douglas S. Skidmore	141	2

Shareholders ratified the selection of Deloitte & Touche LLP as the company’s independent audit firm for 2004.

Shares (in millions)

For	Against	Abstain
112	31	1

ITEM 5. OTHER INFORMATION

The company has no other information to report.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 11	Statement Recomputation of Per Share Earnings

Exhibit 31a	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer

Exhibit 31b	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer

Exhibit 32	906 Certification

(b)	One current Report on Form 8-K was filed with the SEC since January 1, 2004.

February 3, 2004	Item 5. Other Events and Regulation FD Disclosure

Exhibits: News releases dated February 2, 2004

99.1 – Cincinnati Financial Corporation Increases Cash Dividend, Declares 5 Percent Stock Dividend

99.2 – Cincinnati Financial Corporation and Subsidiaries Appoint Officers and Counsel

99.3 – Cincinnati Financial Corporation Announces Corporate Governance Actions

The following Reports on Form 8-K were furnished to the SEC since January 1, 2004. The information furnished in these reports shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall such information be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

April 26, 2004	Item 9. Regulation FD Disclosure

Exhibit: News release dated April 26, 2004, Cincinnati Financial Corporation Holds Shareholders’ and Directors’ Meetings

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	32

April 22, 2004	Item 12. Results of Operations and Financial Condition

Exhibit 99.1: New release dated April 22, 2004, Cincinnati Financial Corporation Reports Record First-Quarter 2004 Results (for the first quarter ended March 31, 2004)

March 18, 2004	Item 9. Regulation FD Disclosure

Exhibit 99.1: Cincinnati Financial Corporation’s 2003 Annual Report

February 25, 2004	Item 9. Regulation FD Disclosure

Exhibit 99.1: Cincinnati Financial Corporation Presentation, February 25, 2004

February 10, 2004	Item 9. Regulation FD Disclosure

Exhibit 99.1: The Cincinnati Insurance Companies 2004 Sales Meeting Presentation

February 4, 2004	Item 12. Results of Operations and Financial Condition

Exhibit 99.1: New release dated February 4, 2004, Cincinnati Financial Corporation Reports Record Fourth-Quarter and Full-Year 2003 Results (for the fourth quarter and full year ended December 31, 2003)

February 3, 2004	Item 9. Regulation FD Disclosure

Exhibit 99.1: News release dated February 2, 2004 – Cincinnati Financial Corporation Announces Director Transitions to Take Effect in April

January 27, 2004	Item 9. Regulation FD Disclosure

Exhibit 99.1 – News release dated January 26, 2004, The Cincinnati Life Insurance Company to Remediate Predecessor’s Pricing Practices

January 15, 2004	Item 9. Regulation FD Disclosure

Exhibit 99.1: The Cincinnati Insurance Companies Sales Meeting Presentation

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The company furnished a news release announcing the first-quarter 2004 financial results on Form 8-K on April 22, 2004.

CINCINNATI FINANCIAL CORPORATION

Date: May 7, 2004

/S/ Kenneth W. Stecher

Kenneth W. Stecher
Chief Financial Officer and Senior Vice President, Secretary, Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2004	33