Form 10-Q
period 2004-06-30
CINCINNATI FINANCIAL CORP
filed 2004-08-09
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to _____________.

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

☑ Yes ☐ No

As of July 30, 2004, there were 168,307,665 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended June 30, 2004	2
Exhibit 11
Exhibit 31A
Exhibit 31B
Exhibit 32

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in millions except share data)	2004	2003
	(unaudited)
ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2004-$4,060; 2003-$3,669)	$4,211	$3,925
Equity securities, at fair value (cost: 2004-$2,201; 2003-$2,487)	7,871	8,524
Other invested assets	35	36
Cash	285	91
Investment income receivable	102	99
Finance receivable	93	81
Premiums receivable	1,149	1,060
Reinsurance receivable	655	617
Prepaid reinsurance premiums	14	13
Deferred policy acquisition costs	397	372
Property and equipment, net, for company use (accumulated depreciation: 2004-$196; 2003-$181)	134	136
Other assets	125	92
Separate accounts	459	463

Total assets	$15,530	$15,509

LIABILITIES
Insurance reserves
Losses and loss expense	$3,523	$3,415
Life policy reserves	1,098	1,025
Unearned premiums	1,546	1,446
Other liabilities	432	404
Deferred income tax	1,857	1,949
Notes payable	92	183
6.9% senior debenture due 2028	420	420
Separate accounts	459	463

Total liabilities	9,427	9,305

SHAREHOLDERS’ EQUITY
Common stock, par value-$2 per share; authorized 200 million shares; issued: 2004-185 million shares, 2003-176 million shares	370	352
Paid-in capital	651	306
Retained earnings	1,836	1,986
Accumulated other comprehensive income-unrealized gains on investments and derivatives	3,778	4,084
Treasury stock at cost (2004-17 million shares, 2003-16 million shares)	(532)	(524)

Total shareholders’ equity	6,103	6,204

Total liabilities and shareholders’ equity	$15,530	$15,509

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended June 30, 2004	3

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Income

	Three months ended June 30,		Six months ended June 30,
(In millions except per share data)	2004	2003	2004	2003
	(unaudited)		(unaudited)
REVENUES
Earned premiums
Property casualty	$717	$656	$1,432	$1,286
Life	27	23	52	44
Investment income, net of expenses	121	114	241	230
Realized investment gains and losses	55	2	62	(59)
Other income	3	3	6	4

Total revenues	923	798	1,793	1,505

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	466	502	899	942
Commissions	150	128	311	259
Other operating expenses	67	57	129	110
Taxes, licenses and fees	20	12	40	29
Increase in deferred policy acquisition costs	(6)	(18)	(24)	(31)
Interest expense	9	8	17	17
Other expenses	3	2	6	7

Total benefits and expenses	709	691	1,378	1,333

INCOME BEFORE INCOME TAXES	214	107	415	172

PROVISION (BENEFIT) FOR INCOME TAXES
Current	(6)	27	42	44
Deferred	65	(4)	72	(13)

Total provision (benefit) for income taxes	59	23	114	31

NET INCOME	$155	$84	$301	$141

PER COMMON SHARE
Net income-basic	$0.92	$0.50	$1.79	$0.84
Net income-diluted	$0.91	$0.50	$1.77	$0.83

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended June 30, 2004	4

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

	Six months ended June 30,
(In millions)	2004	2003
	(unaudited)
COMMON STOCK — NUMBER OF SHARES
Beginning of year	160	162
5% stock dividend	8	0
Purchase of treasury shares	0	(1)

End of period	168	161

COMMON STOCK
Beginning of year	$352	$352
5% stock dividend	18	0

End of period	$370	$352

TREASURY STOCK
Beginning of year	$(524)	$(469)
Purchases	(12)	(46)
Issued	4	0

End of period	$(532)	$(515)

PAID-IN CAPITAL
Beginning of year	$306	$300
Stock options exercised	2	3
5% stock dividend	343	0

End of period	$651	$303

RETAINED EARNINGS
Beginning of year	$1,986	$1,772
Net income	301	141
Dividends declared	(90)	(80)
5% stock dividend	(361)	0

End of period	$1,836	$1,833

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	$4,084	$3,643
Change in other accumulated comprehensive income, net	(306)	254

End of period	3,778	3,897

Total shareholders’ equity	$6,103	$5,870

COMPREHENSIVE INCOME
Net income	$301	$141
Change in other accumulated comprehensive income, net	(306)	254

Total comprehensive income	$(5)	$395

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended June 30, 2004	5

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
(In millions)	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$301	$141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7	14
Realized (gains) losses on investments	(62)	59
Interest credited to contract holders	11	12
Changes in:
Investment income receivable	(3)	(3)
Premiums and reinsurance receivable	(128)	(137)
Deferred policy acquisition costs	(15)	(31)
Other assets	(33)	(5)
Loss and loss expense reserves	108	164
Life policy reserves	53	56
Unearned premiums	100	103
Other liabilities	57	32
Current income tax	72	32
Deferred income tax	(36)	(13)

Net cash provided by operating activities	432	424

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities investments	29	87
Call or maturity of fixed maturities investments	322	211
Sale of equity securities investments	406	86
Collection of finance receivables	14	7
Purchase of fixed maturities investments	(740)	(571)
Purchase of equity securities investments	(61)	(117)
Investment in property and equipment	(5)	(11)
Investment in finance receivables	(26)	(10)
Investment in other invested assets	(9)	3

Net cash used in investing activities	(70)	(315)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(84)	(76)
Purchase/issuance of treasury shares	(8)	(46)
Increase in notes payable	(91)	0
Proceeds from stock options exercised	2	3
Contract holder funds deposited	37	11
Contract holder funds withdrawn	(24)	(10)

Net cash used in financing activities	(168)	(118)

Net increase in cash	194	(9)
Cash at beginning of year	91	112

Cash at end of period	$285	$103

Supplemental disclosures of cash flow information:
Interest paid	$18	$17
Income taxes paid	73	9
Conversion of fixed maturity to equity security investments	15	51

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended June 30, 2004	6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 — ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of Cincinnati Financial Corporation and its consolidated subsidiaries, each of which is wholly owned, and are presented in conformity with accounting principles generally accepted in the United States of America (GAAP). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The June 30, 2004, condensed consolidated financial statements of the company are unaudited. The company believes that all adjustments (consisting only of normal recurring accruals) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily an indication of results to be expected for the remainder of the year. Per share amounts have been adjusted for the 5 percent stock dividend paid June 15, 2004, to shareholders of record on April 30, 2004.

Investments

Fixed maturities (bonds and notes) and equity securities (common and preferred stocks) have been classified as available for sale and are stated at fair values at June 30, 2004, and December 31, 2003.

At June 30, 2004, unrealized investment gains before taxes totaled $5.873 billion and unrealized investment losses in the investment portfolio amounted to $52 million. Total unrealized appreciation was primarily due to the company’s holdings in Fifth Third Bancorp (Nasdaq: FITB) and Alltel Corporation (NYSE:AT) common stock. The change in unrealized gains and losses on investments, net of taxes, described in the following table, are included in shareholders’ equity in accumulated other comprehensive income. The change in fixed maturities unrealized gains and losses for the second quarter and six months ended June 30, 2004, was due primarily to interest-rate driven market value fluctuations in the fixed maturity portfolio. The change in equity securities unrealized gains and losses for the second quarter and six months ended June 30, 2004, was due primarily to the decline in Fifth Third's market value, as well as the previously announced second-quarter 2004 sale of equity securities.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2004	2003	2004	2003
Fixed maturities	$(101)	$96	$(69)	$132
Equity securities	(111)	581	(240)	120
Other	5	1	3	2

Total	$(207)	$678	$(306)	$254

Realized gains and losses on investments are recognized in net income on a specific identification basis. See Investment Portfolio, Page 27, for additional discussion of the investment portfolio. Other-than-temporary declines in the fair value of investments are recognized in net income as realized investment losses at the time when facts and circumstances indicate such write-downs are warranted. In the three-month and six-month periods ended June 30, 2004, the company recorded $1 million and $3 million in other-than-temporary impairment charges, compared with $17 million and $69 million in other-than-temporary impairment charges in the comparable prior-year periods (see Investments Results of Operations, Page 24, for discussion of the impairment charges).

Reinsurance

In the accompanying condensed consolidated statements of income, premiums earned are net of ceded premiums, and insurance losses and policyholder benefits are net of reinsurance recoveries, as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2004	2003	2004	2003
Ceded premiums	$49	$62	$94	$128
Reinsurance recoverables	$59	$70	$87	$93

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended June 30, 2004	7

Effective April 1, 2004, the company expanded its property catastrophe reinsurance program, adding another $100 million layer in excess of $400 million and retaining 5 percent of the losses in this layer. See Property Casualty Insurance Operations, Page 14, for discussion of the company’s strategy to support the financial strength ratings of its property casualty insurance operations.

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

Had compensation cost for the company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation,” the company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		Three months ended June 30,		Six months ended June 30,
(In millions except per share data)		2004	2003	2004	2003
Net income	As reported	$155	$84	$301	$141
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		2	2	5	5

	Pro forma	$153	$82	$296	$136

Net income per common share-basic	As reported	$0.92	$0.50	$1.79	$0.84
	Pro forma	$0.91	$0.49	$1.76	$0.81
Net income per common share-diluted	As reported	$0.91	$0.50	$1.77	$0.83
	Pro forma	$0.90	$0.48	$1.74	$0.80

In determining the pro forma amounts above, the fair value of each option was estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in the six months ended June 30, 2004 and 2003, respectively: dividend yield of 2.78 and 2.52 percent; expected volatility of 25.91 percent and 25.90 percent; risk-free interest rates of 4.30 percent and 4.26 percent; and expected lives of 10 years for all periods. Compensation expense in the pro forma disclosures is not indicative of future amounts as options vest over several years and additional grants generally are made each year.

Pension Plan

The measurement date for the company’s pension plan is December 31. The following summarizes the components of net periodic pension costs:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2004	2003	2004	2003
Service cost	$3	$2	$6	$4
Interest cost	2	2	5	4
Expected return on plan assets	(3)	(3)	(6)	(6)

Net pension expense	$2	$1	$5	$2

As of June 30, 2004, no contributions had been made; however, the company continues to anticipate contributing $8 million in 2004, as stated in the 2003 Annual Report on Form 10-K.

Reclassifications

Certain prior-period amounts have been reclassified to conform with the current-period classifications.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 is effective for the company in the third quarter of 2004. EITF 03-1 provides guidance for

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended June 30, 2004	8

determining when an investment is impaired, whether impairment is other than temporary, and measurement of an impairment loss. An impairment loss should be recognized equal to the difference between the investment’s carrying value and its fair value when an impairment is other than temporary. Subsequent to an other-than-temporary impairment loss, a debt security should be accounted for in accordance with Statement of Position No. 03-3, “Accounting for Loans and Certain Debt Securities Acquired in a Transfer,” which allows the accretion of the discount between the carrying value and expected value of a security if the amount and timing of the recognition of that difference in cash is reasonably estimable. EITF 03-1 also indicates that although not presumptive, a pattern of selling investments prior to the forecasted recovery may call into question an investor’s intent to hold the security until it recovers in value.

The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and to investment securities accounted for under the cost method to the extent an impairment indicator exists or the reporting entity has estimated the fair value of the investment security in connection with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”

The final consensus on EITF 03-1 included additional disclosure requirements incremental to those included in the company’s 2003 Annual Report on Form 10-K.

The company is currently evaluating the impact of EITF 03-1 on its process for determining other-than-temporary impairment for the affected securities. More specifically, the company is analyzing whether subsequent to adoption of the standard, its portfolio management practices for certain securities classified as available for sale pursuant to SFAS No. 115 could be interpreted as a pattern of selling, thereby affecting its designated intent to hold such investments for the period necessary to allow for the forecasted recovery of fair value pursuant to the requirements of EITF 03-1. As a result of this analysis, the company potentially may record as realized capital losses the unrealized net capital losses associated with certain securities classified as available for sale.

Adoption of this standard may accelerate the timing of recognition of certain impairment losses or otherwise result in impairment losses being recognized when they previously may not have been and may result in the designation of certain investment securities as trading. It also may increase the volatility of net income due to:

•	The potential recognition of unrealized losses in situations where the company anticipates a full recovery of certain unrealized losses but does not desire to elect a permanent intent to hold the affected securities, regardless of internal and external facts and circumstances, until such time as they fully recover or mature; and

•	Changes in the timing of the recognition of the difference between carrying value and expected settlement value of those debt securities for which an other-than-temporary impairment is taken.

Adoption of this standard is not expected to have a material impact on shareholders’ equity since fluctuations in fair value are already recorded in accumulated other comprehensive income.

Gross unrealized losses on available-for-sale securities were $52 million at June 30, 2004. The company is continuing to evaluate the impact of EITF 03-1 and is unable to estimate the impact of adoption in the third quarter of 2004. Any other-than-temporary impairment losses that may need to be recognized upon adoption will be dependent on market conditions and management’s intent and ability to hold any such impaired securities. The company’s current asset impairment policy is discussed in the 2003 Annual Report on Form 10-K, Page 19.

Regulatory Proceedings

On June 28, 2004, Cincinnati Financial Corporation filed an application with the Securities and Exchange Commission formally requesting an exemption for the holding company under Section 3(b)(2) of the Investment Company Act, which permits the SEC to exempt entities primarily engaged in business other than that of investing, reinvesting, owning, holding or trading in securities. Cincinnati Financial Corporation alternatively has asked the SEC for relief pursuant to Section 6(c) of the Investment Company Act that would exempt it from all the provisions of the Act because doing so is necessary or appropriate in the public interest consistent with the protection of investors and consistent with the purposes intended by the Investment Company Act. The company simultaneously contacted the SEC’s Division of Investment Management to discuss the status of Cincinnati Financial Corporation under the Investment Company Act.

Management strongly believes that Cincinnati Financial Corporation is not an investment company because it is engaged primarily in the business of property casualty and life insurance through subsidiaries it owns, rather than the business of investing, reinvesting, owning, holding or trading in securities. As of the filing date of this Form 10-Q, the matter is being actively considered by the SEC staff. See Item 5, Other Information, Application to SEC Requesting Exemption from Investment Company Act of 1940, Page 34, for additional information regarding the application.

NOTE 2 — SEGMENT INFORMATION

The company is organized and operates primarily in two industries, property casualty insurance and life insurance. Company management regularly reviews four reportable segments — commercial lines property casualty insurance, personal lines property casualty insurance, life insurance and investment operations — to make decisions about allocating resources and assessing their performance. Included in the Other category are operations of the parent company, CFC Investment Company and CinFin Capital Management Company (excluding investment activities) and other income of the insurance subsidiaries.

Revenues are primarily from unaffiliated customers. Revenue for the insurance segments is insurance premiums earned. Revenue for the investment operations segment consists of net investment income and realized investment gains and losses. Other revenue is primarily finance/lease income.

Income before income taxes for the commercial lines and personal lines insurance segments consists of underwriting profit (loss), which is defined as premiums earned minus loss and loss expenses incurred or policyholder benefits and underwriting expenses. Income before income taxes for the life insurance segment represents underwriting profit (loss),

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended June 30, 2004	9

which is defined as premiums earned plus separate account investment management fees less contract holder benefits incurred and expenses incurred plus investment interest credited to contract holders.

Income before income taxes for the investment operations segment consists of net investment income plus realized investment gains and losses, less interest credited to contract holders of the life insurance segment, for all fixed maturity and equity security investments, regardless of ownership. Losses before income taxes in the Other category are primarily due to interest expense from debt of the parent company and operating expenses of company headquarters.

Identifiable assets by segment are those assets used in the respective segment’s operations. Information regarding identifiable assets is not reported for two reportable segments — commercial lines and personal lines of property casualty insurance — because these amounts are not used by company management for analysis of those segments. All fixed maturity and equity security investment assets, regardless of ownership, are included in the investment operations segment.

Segment information is summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2004	2003	2004	2003
Revenues:
Commercial lines insurance	$520	$472	$1,038	$922
Personal lines insurance	197	184	394	364
Life insurance	27	23	52	44
Investment operations	176	116	303	171
Other	3	3	6	4

Total	$923	$798	$1,793	$1,505

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$81	$40	$171	$71
Personal lines insurance	(23)	(29)	(21)	(29)
Life insurance	0	0	2	0
Investment operations	165	106	281	150
Other	(9)	(10)	(18)	(20)

Total	$214	$107	$415	$172

	June 30,	December 31,
(In millions)	2004	2003
Identifiable assets:
Property casualty insurance	$1,848	$1,520
Life insurance	740	694
Investment operations	12,768	13,129
Other	174	166

Total	$15,530	$15,509

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended June 30, 2004	10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion highlights significant factors influencing the consolidated results of operations and financial position of Cincinnati Financial Corporation (CFC). It should be read in conjunction with the consolidated financial statements and related notes included in the company’s 2003 Annual Report on Form 10-K. Dollar amounts are rounded to millions; calculations of percent changes are based on whole dollar amounts. Per share amounts have been adjusted for the 5 percent stock dividend paid June 15, 2004, to shareholders of record on April 30, 2004.

SAFE HARBOR STATEMENT

The following discussion contains certain forward-looking statements that involve potential risks and uncertainties. The company’s future results could differ materially from those discussed. Factors that could cause or contribute to such differences include, but are not limited to:

•	unusually high levels of catastrophe losses due to changes in weather patterns, environmental events, terrorism incidents or other causes

•	increased frequency and/or severity of claims

•	events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:

•	downgrade of the company’s financial strength ratings,

•	concerns that doing business with the company is too difficult or

•	perceptions that the company’s level of service is no longer a distinguishing characteristic in the marketplace

•	delays in the development, implementation, performance and benefits of technology projects and enhancements

•	amount of reinsurance purchased and financial strength of reinsurers

•	inaccurate estimates or assumptions used for critical accounting estimates, including loss reserves

•	recession or other economic conditions or regulatory, accounting or tax changes resulting in lower demand for insurance products

•	sustained decline in overall stock market values negatively affecting the company’s equity portfolio, in particular a sustained decline in the market value of Fifth Third Bancorp (Fifth Third) shares, a significant equity holding

•	events that lead to a significant decline in the market value of a particular security and impairment of the asset

•	prolonged low interest rate environment or other factors that limit the company’s ability to generate growth in investment income

•	insurance regulatory actions, legislation or court decisions that increase expenses or place the company at a disadvantage in the marketplace

•	adverse outcomes from litigation or administrative proceedings

•	not receiving an exemptive order pursuant to the Investment Company Act of 1940 from the SEC, and the resulting changes that would be required in the company’s operations

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

Readers are cautioned that the company undertakes no obligation to review or update the forward-looking statements included in this material.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended June 30, 2004	11

RESULTS OF OPERATIONS

Overview — Financial Highlights

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions except per share data)	2004	2003	Change %	2004	2003	Change %
Revenues	$923	$798	15.5	$1,793	$1,505	19.1
Net income	$155	$84	83.9	$301	$141	113.6
Per share data (diluted):
Net income	$0.91	$0.50	82.0	$1.77	$0.83	113.3
Book value	—	—		$36.27	$34.83	4.1
Return on equity	10.1%	6.1%		9.8%	4.9%
Return on equity based on comprehensive income	(3.3%)	55.2%		(0.1%)	13.7%

The consolidated results of operations reflect the operating results of each of the company’s four segments along with parent company and other non-insurance related activities. Per share amounts have been adjusted for the 5 percent stock dividend paid June 15, 2004, to shareholders of record on April 30, 2004. The four segments are:

•	commercial lines property casualty insurance

•	personal lines property casualty insurance

•	life insurance

•	investments

Revenues for the three- and six-month periods increased due to growth in earned premiums and substantial realized investment gains in the second quarter of 2004. The company reported realized investment gains for the first six months of 2004, compared with realized investment losses in last year’s first six months. Net income rose due to the growth in revenues and higher pretax underwriting profits for the property casualty insurance operations.

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

In the second quarter of 2004, the after-tax impact of net realized investment gains was to increase net income by $36 million, or 21 cents per share, compared with net realized investment gains in last year’s second quarter that increased net income by $1 million, or 1 cent. For the first six months of 2004, the after-tax impact of net realized investment gains was to increase net income by $40 million, or 24 cents per share, compared with net realized investment losses that reduced net income by $39 million, or 23 cents per share, in the first six months of 2003. The company reported a net realized investment gain in the second quarter of 2004 primarily because of the previously disclosed sale of equity securities. In addition, other-than-temporary impairment charges declined. See Investments Results of Operations, Page 24, for additional information on net realized investment gains and losses.

Other considerations –Following the Ohio Supreme Court’s late 2003 decision to limit its 1999 Scott-Pontzer v. Liberty Mutual decision, during the first quarter of 2004, the company reviewed outstanding uninsured motorist/underinsured motorist (UM/UIM) claims for which litigation was pending. Those claims represented approximately $37 million in previously established case reserves. Over the three months ended March 31, 2004, the company filed motions for dismissal in various jurisdictions for specific claims and released $32 million in related case reserves in addition to the $38 million that was released in the fourth quarter of 2003. UM/UIM-related reserve changes had a minimal effect on second-quarter 2004 results and the company believes that UM/UIM-related reserve changes will be immaterial in coming quarters.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended June 30, 2004	12

Management considers the reserve release to be unusual, and it should be taken into consideration when evaluating ongoing business operations. The reserve releases in the first quarter added $21 million, or 12 cents per share, to net income in the first six months of 2004. See the 2003 Annual Report on Form 10-K, Property Casualty Loss and Loss Expense Reserves, for additional information regarding UM/UIM reserves.

Option expense – In the three months ended June 30, 2004 and 2003, reported net income per share on a diluted basis would have been reduced by 1 cent and 2 cents, respectively, if option expense, calculated using the binomial option-pricing model, had been included in operating expenses. In the six months ended June 30, 2004 and 2003, reported net income per share on a diluted basis would have been reduced by 3 cents, if option expense, calculated using the binomial option-pricing model, had been included in operating expenses.

Book value – Due to a lower level of unrealized gains in the investment portfolio; book value per share declined to $36.27 at June 30, 2004, from the record year-end 2003 level of $36.85.

Comprehensive income – Accumulated other comprehensive income, which includes the accumulated unrealized gains on investments and derivatives, declined by $207 million in the second quarter. Return on equity based on comprehensive income was a negative 3.3 percent, compared with a positive 55.2 percent last year, because of a decline in accumulated unrealized gains, compared with an increase in accumulated unrealized gains in last year’s second quarter.

Outlook

Over the long term, management’s objective is to achieve steady growth while performing as an industry profitability leader. At the beginning of the year, management had established specific performance targets for full-year 2004. With results for the first half of the year available, management has updated those targets based on its outlook for the insurance and investment markets and its progress in implementing operating strategies. Management now anticipates:

•	Property casualty written and earned premium growth in the high single digits as commercial lines pricing softens and the company maintains modest shorter-term expectations for new personal lines business. Management’s outlook for premium growth is unchanged from the beginning of the year. The outlook is based on comments from various agencies and production results, feedback from the company’s field marketing representatives and account retention trends, as well as plans for new agency appointments and staffing of new marketing territories.

•	Combined ratio for the property casualty insurance operations in the range of 92 percent. This target represents a 2 percentage-point improvement over the previous target for 2004 of 94 percent. Management’s outlook takes into account an approximate 1 percentage-point full-year benefit from the UM/UIM reserve release and approximately 3.0 to 3.5 percentage points for catastrophe losses. In 2003, the company reported a combined ratio of 94.7 percent, which included a benefit of 0.8 percentage points from a software recovery and 1.4 percentage points from the release of UM/UIM reserves and 3.6 percentage points from catastrophe losses.

•	Investment income growth above 4.5 percent due to the investment of a greater percentage of available cash flow in fixed income securities during the second quarter and potentially into the third and fourth quarters of 2004. Management previously had estimated investment income growth in the range of 3.5 percent to 4.5 percent.

Factors supporting management’s outlook for 2004 are discussed in the results of operations for each of the four business segments.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended June 30, 2004	13

Property Casualty Insurance Operations

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2004	2003	Change %	2004	2003	Change %
Earned premiums	$717	$656	9.2	$1,432	$1,286	11.4
Losses	368	404	(8.9)	709	755	(6.2)
Loss expenses	73	75	(3.5)	144	144	(0.1)
Commissions	142	120	18.3	296	243	21.5
Underwriting expenses	73	44	64.1	127	95	34.3
Policyholder dividends	3	2	91.0	6	7	(6.8)

Underwriting income	$58	$11	443.3	$150	$42	261.3

Combined ratio:
Loss ratio	44.8%	54.7%		46.2%	54.9%
Loss expense ratio	10.2	11.5		10.0	11.3

Loss and loss expenses ratio excluding catastrophe losses	55.0%	66.2%		56.2%	66.2%
Catastrophe loss and loss expenses ratio	6.5	7.1		3.3	3.8

Loss and loss expenses ratio	61.5%	73.3%		59.5%	70.0%
Commission ratio	19.8	18.4		20.7	19.0
Underwriting expense ratio	10.1	6.4		8.9	7.3
Policyholder dividend ratio	0.5	0.3		0.4	0.5

Combined ratio	91.9%	98.4%		89.5%	96.8%

Within the property casualty insurance market, the company offers both commercial and personal policies through a network of independent agencies. Highlights of the performance for the combined property casualty insurance operations included:

•	Earned premiums –Growth in the three- and six-month periods ended June 30, 2004, was due to insurance industry pricing levels, as the company continues to obtain higher premiums on new and renewal business and leverages the competitive characteristics discussed in its 2003 Annual Report on Form 10-K, Item 1, Property Casualty Insurance Operations. The company continues to apply its relationship-based strategies, including a case-by-case approach to new business and account renewals. Growth also has reflected the efforts to improve customer service through the creation of smaller marketing territories, permitting local field marketing representatives to devote more time to each independent agency. At June 30, 2004, the company had 91 property casualty field territories, up from 87 at the beginning of 2003. During the remainder of 2004, the company plans to split and staff at least two and up to six additional territories.

Management considers statutory net written premium growth to be a key performance indicator, since it can be used to compare the company’s growth to industry performance and allows it to evaluate the success of its strategies. In the second quarter of 2004, the company’s statutory net written premiums on an adjusted basis rose 7.6 percent to $761 million from $707 million in last year’s second quarter. Statutory net written premiums were adjusted for the effect of a refinement adopted in 2002 of the company’s estimation process for matching written premiums to policy effective dates. Management also considers new business measures to be a key indicator of the success of its competitive strategies. Second-quarter new business written directly by agencies was $87 million, essentially unchanged from a year earlier as commercial lines new business growth offset a decline in personal lines new business.

In the first six months of 2004, the company’s statutory net written premiums on a reported basis rose 7.9 percent to $1.524 billion from $1.413 billion in the first six months of 2003. New business written directly by agencies for the six months ended June 30, 2004, was $167 million, up 7.7 percent over the first six months of last year, as growth in commercial lines new business offset a decline in personal lines new business.

•	Underwriting results and combined ratio – For the second quarter of 2004, the overall property casualty combined ratio improved 6.5 percentage points to 91.9 percent because the 11.8 percentage-point decline in the loss and loss expense ratio offset a higher underwriting expense ratio. The commission expense ratio rose by 1.4 percentage points due to higher accrual for contingent commissions. The non-commission expense ratio increased by 3.9 percentage points, in part due to higher operating expenses related to improving processing time through investments in technology and staffing.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended June 30, 2004	14

Second-quarter catastrophe losses were $46 million including losses experienced by policyholders during three periods of severe weather in May across 18 Midwestern and mid-Atlantic states. The second quarter catastrophe losses contributed 6.5 percentage points to the property casualty combined ratio and the effect on after-tax earnings per share for the second quarter was 18 cents.

For the first six months of 2004, the overall property casualty combined ratio improved 7.3 percentage points to 89.5 percent as the result of the same factors that contributed to the improvement in the three-month period as well as a 2.2 percentage-point benefit from the release of the UM/UIM reserves and the low level of catastrophe losses in the first quarter. These more than offset the 1.7 percentage-point rise in the commission expense ratio due to higher agency contingent commission accruals related to strong underwriting profitability.

In 2003, second-quarter catastrophe losses were $47 million, contributing 7.1 percentage points to the combined ratio, with an 18 cent impact on earnings per share, and six-month catastrophe losses were $49 million, contributing 3.8 percentage points, with a 19 cent impact on earnings per share.

•	Technology updates – As described in the 2003 Annual Report on Form 10-K, the company expects to continue to strengthen its relationships with agencies through the introduction and use of technology that brings agencies greater efficiencies and permits associates to spend more time with people and less with paper. Certain technology project implementation phases may occur in the first half of 2005 rather than the fourth quarter of 2004 because of testing of control systems as required by the Sarbanes-Oxley Act. These short-term schedule changes are not expected to impact project completion timelines.

For the company’s major technology initiatives, $11 million was capitalized during the first six months of 2004, in line with management’s expectation of $23 million in capitalized costs over the course of 2004. Depreciation for both the three and six months ended June 30, 2004, had a two-tenths of a percentage point impact on the overall property casualty combined ratio. For the full year, the impact on the overall combined ratio is estimated to be less than three-tenths of a percentage point.

WinCPP, an online system for commercial lines rate quoting, was expanded to 13 states and now is available for agencies writing more than 77 percent of commercial lines premiums. During the second quarter, the company also delivered a partial version of its commercial lines processing system for business owner policies to a small group of Ohio agencies. Feedback was positive and additional phases now are in development.

Agent training for Diamond, the new personal lines processing system, began in Indiana and Michigan in late March and was completed by June 2004. Training for Ohio agents began in late June and is expected to run through the end of the year. Agents in Alabama, Florida, Illinois, Kentucky, Georgia and Wisconsin are expected to be trained on a state-by-state basis beginning in the second half of 2004 and running throughout 2005. Agencies that have received Diamond training begin using the system immediately. During the second quarter of 2004, Diamond was used to process $12 million in written premiums for Kansas, Indiana, Michigan and Ohio agencies, up from $3 million in the first quarter of 2004 when only Kansas agencies were using the system.

CMS, a new claims file management system, initially was deployed in late 2003. Field claims associates in all states are using CMS to process all newly reported claims. I-View, an imaging and workflow system, began initial pilot testing in the commercial lines area with full implementation anticipated by year-end 2005. This system is expected to enhance efficiency for commercial lines processing.

•	Financial strength ratings – During the second quarter, the company acted to lower the ratio of common stock to statutory surplus for the property casualty company portfolio, along with other actions to support strong policyholder surplus. In addition to the sale of $356 million in equity securities, the insurance subsidiaries transferred $153 million of equity holdings to the parent company in exchange for bonds. Further, it allocated essentially 100 percent of new investment dollars to fixed-maturity and convertible securities in the second quarter and anticipates continuing this allocation at least through the end of the third quarter of 2004. Further, the company reduced its property catastrophe exposure by adding another $100 million layer to its catastrophe reinsurance program, raising the overall limit to $500 million, and began to move homeowner earthquake deductibles to 10 percent from 5 percent.

These property casualty actions are not a signal of a change in the company’s overall investment philosophy. The company remains fully committed to a long-term equity focus that management believes is the key to the company’s long-term growth and stability. The company will continue to invest for income and growth, focusing on a total-return strategy with steady or increasing dividend income. Over the longer term, the company anticipates continuing to allocate approximately 25 percent to 35 percent of cash flow to equities.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended June 30, 2004	15

See Item 1 of the 2003 Annual Report on Form 10-K for information regarding the company’s insurer financial strength ratings. At June 30, 2004, statutory surplus for the property casualty insurance group was $2.884 billion, up $104 million from year-end 2003. The ratio of common stock to statutory surplus for the property casualty insurance group portfolio was 93.7 percent at June 30, 2004, compared with 114.7 percent at year-end 2003.

The company is evaluating its available options to address the holding company’s status under the Investment Company Act of 1940, as announced on June 28, 2004 (see Item 5, Other Information, Application to SEC Requesting Exemption from Investment Company Act of 1940, Page 34, for more detail regarding the holding company’s status under the Investment Company Act). Some actions under consideration could increase the property casualty insurance group’s statutory surplus and its ratio of common stock to statutory surplus.

The discussion of the commercial lines and personal lines segments provides additional detail regarding these strategies and trends.

Commercial Lines Results of Operations

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2004	2003	Change %	2004	2003	Change %
Earned premiums	$520	$472	10.1	$1,038	$922	12.6
Losses	224	253	(11.5)	445	491	(9.5)
Loss expenses	56	59	(5.1)	112	112	(0.1)
Commissions	103	83	24.2	216	173	24.7
Underwriting expenses	53	35	49.6	88	68	29.3
Policyholder dividends	3	2	91.0	6	7	(6.8)

Underwriting income	$81	$40	141.0	$171	$71	100.8

Combined ratio:
Loss ratio	40.1%	50.8%		41.3%	51.3%
Loss expense ratio	10.8	12.4		10.8	12.2

Loss and loss expenses ratio excluding catastrophe losses	50.9%	63.2%		52.1%	63.5%
Catastrophe loss and loss expenses ratio	3.0	2.9		1.6	2.0

Loss and loss expenses ratio	53.9%	66.1%		53.7%	65.5%
Commission ratio	19.8	17.6		20.8	18.8
Underwriting expense ratio	10.0	7.3		8.4	7.3
Policyholder dividend ratio	0.7	0.4		0.6	0.7

Combined ratio	84.4%	91.4%		83.5%	92.3%

Performance highlights for the commercial lines segment included:

Earned premiums – The primary source of earned premium growth for the three- and six-month periods was higher pricing on new and renewal commercial business and continued solid new business growth. In the second quarter of 2004, commercial lines new business premiums written directly by agencies rose 5.9 percent to a record $75 million from $71 million a year earlier. In the first six months of 2004, commercial lines new business premiums written directly by agencies rose 14.4 percent to a record $142 million from $124 million a year earlier.

The company’s standard approach is to write three-year commercial policies, which the company considers to be a competitive advantage in the commercial lines market, as further discussed in Item 1 of the 2003 Annual Report on Form 10-K. However, management estimates that approximately 75 percent of second-quarter 2004 commercial premiums were subject to annual rating within the three-year policy or were written with a one-year policy term.

Profitability – Improvement in commercial lines profitability primarily has been driven by more adequate premiums per exposure. In addition, careful attention to underwriting has slowed the rate of growth in loss and loss expenses. The commercial lines combined ratio for the first six months of 2004 of 83.5 percent included the benefit of the UM/UIM reserve release, which reduced the ratio by 3.0 percentage points.

•	Losses incurred – Losses incurred includes both net paid losses and net reserve additions for unpaid losses. As a result of market conditions and underwriting actions in the past several years, which have led to higher premiums on a relatively stable level of exposure, the second-quarter loss ratio improved to 43.1 percent, compared with 53.7 percent last year. Net reserve additions for unpaid losses grew by $21 million during the second quarter of 2004, compared with $48 million during the second quarter of 2003 because of favorable development of case reserves. The six-month

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended June 30, 2004	16

loss ratio improved to 42.9 percent, including $31 million or 3.0 percentage points from the UM/UIM reserve release, compared with 53.3 percent last year. Net reserve additions for unpaid losses grew by $49 million during the first six months of 2004, compared with $89 million during the comparable prior period.

Management monitors incurred losses by size of loss, business line, risk category, geographic region, agency, field marketing territory and duration of policyholder relationship, addressing concentrations or trends as needed. Analysis of loss data by average size of loss over the past several years supports management’s belief that the increase in loss severity is not a temporary phenomenon.

Management evaluates new losses and case reserve adjustments greater than $250,000 to monitor frequency and severity. The second-quarter 2004 ratio of new losses and case reserve adjustments greater than $250,000 to earned premiums was 15.9 percent, compared with 17.2 percent a year ago. Management does not believe the year-over-year variation indicates any new trend.

Commercial Lines Losses Incurred Analysis

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2004	2003	2004	2003
Losses $1 million or more	$14	$23	$49	$41
Losses $250 thousand to $1 million	33	28	61	51
Development and case reserve increases of $250 thousand or more	36	30	63	53
Other losses	126	158	256	328

Total losses excluding catastrophe losses	209	239	429	473
Catastrophe losses	15	14	16	18

Total losses	$224	$253	$445	$491

As a percent of earned premiums:
Losses $1 million or more	2.6%	4.8%	4.7%	4.5%
Losses $250 thousand to $1 million	6.3	5.9	5.8	5.5
Development and case reserve increases of $250 thousand or more	7.0	6.5	6.1	5.7
Other losses	24.2	33.6	24.7	35.6

Loss ratio excluding catastrophe losses	40.1%	50.8%	41.3%	51.3%
Catastrophe loss ratio	3.0	2.9	1.6	2.0

Total loss ratio	43.1%	53.7%	42.9%	53.3%

•	Loss expenses incurred – Loss expenses declined as a percent of earned premium in the three and six months ended June 30, 2004, due to premium growth, lower claims severity and lower reserve increases.

•	Catastrophe losses – Commercial lines catastrophe losses, net of reinsurance and before taxes, were $15 million and $16 million in the three- and six-month periods ended June 30, 2004, compared with $14 million and $18 million in the comparable prior periods.

•	Commission and underwriting (non-commission) expenses incurred – The increase in the total underwriting expense ratio in both the three- and six-month periods reflected a rise in both the commission expense ratio and the underwriting expense ratio. The commission expense ratio rose in both periods because the contingent commission accrual reflected continued strong growth and profitability. Underwriting expense growth reflected fluctuations in deferred acquisition costs and the guaranty fund expense as well as investments in staff and technology to improve processes. Investment continues in major technology initiatives. Some systems now are live and, therefore, the associated expenses for enhancements and upgrades cannot be capitalized.

•	Policyholder dividends incurred – Policyholder dividend expense as a percent of earned premiums was 0.7 percent and 0.6 percent in the three and six months ended June 30, 2004, compared with 0.4 percent and 0.7 percent in the comparable prior periods. The second-quarter 2004 increase reflected higher accrual of future workers compensation dividend payments.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended June 30, 2004	17

Line of Business Analysis

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2004	2003	Change %	2004	2003	Change %
Commercial multi-peril:
Earned premium	$182	$165	10.1	$368	$326	13.1
Loss and loss expenses incurred	103	108	(4.0)	211	222	(5.0)
Loss and loss expenses ratio	56.8%	65.2%		57.2%	68.1%
Loss and loss expenses ratio excluding catastrophes	50.2	56.9		54.4	63.3
Workers compensation:
Earned premium	$78	$72	7.9	$153	$144	6.4
Loss and loss expenses incurred	54	57	(4.7)	122	114	6.8
Loss and loss expenses ratio	69.2%	78.2%		79.7%	79.4%
Loss and loss expenses ratio excluding catastrophes	69.2	78.2		79.7	79.4
Commercial auto:
Earned premium	$111	$104	7.1	$221	$204	8.4
Loss and loss expenses incurred	59	66	(11.3)	108	123	(12.4)
Loss and loss expenses ratio	53.1%	64.1%		48.9%	60.5%
Loss and loss expenses ratio excluding catastrophes	52.6	64.0		48.9	59.2
Other liability:
Earned premium	$98	$83	17.5	$193	$162	18.6
Loss and loss expenses incurred	45	49	(8.2)	78	91	(15.0)
Loss and loss expenses ratio	45.9%	58.7%		40.2%	56.1%
Loss and loss expenses ratio excluding catastrophes	45.9	58.7		40.2	56.1

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

Results for the business lines within the commercial lines segment have reflected the company’s emphasis on underwriting and obtaining adequate pricing for the covered risk. Other factors that have affected results for these lines included:

•	Commercial multi-peril – Earned premiums grew 10.1 percent in the second quarter and 13.1 percent in the first six months of 2004, reflecting the company’s ability to continue to obtain higher premiums on renewal business and increase new business. The loss and loss expense ratio decreased by 8.4 and 10.9 percentage points, respectively.

•	Workers compensation – Earned premiums grew 7.9 percent in the second quarter and 6.4 percent in the first six months of 2004, more slowly than overall commercial lines growth due to the continued focus on careful risk selection. The second quarter loss and loss expense ratio declined by 9.0 percentage points due to lower claims activity. The loss and loss expense ratio for the six months was essentially unchanged from last year. No unusual severity or frequency trends have been identified.

•	Commercial auto – Earned premiums grew 7.1 percent in the second quarter and 8.4 percent in the first six months of 2004. The loss and loss expense ratio for the second quarter declined by 11.0 percentage points. The six-month 2004 loss and loss expense ratio of 48.9 percent, which included a 9.3 percentage-point benefit ($21 million) from the release of UM/UIM reserves, was below the 60.5 percent ratio for the first six months of 2003. The ratio in 2003 reflected a higher number of larger commercial auto claims.

•	Other liability (commercial umbrella, commercial general liability and most executive risk policies) – Earned premiums grew 17.5 percent in the second quarter and 18.6 percent in the first six months of 2004, the result of continued rate increases. The loss and loss expense ratio for the second quarter declined by 12.8 percentage points. The six-month 2004 loss and loss expense ratio of 40.2 percent, which included a 4.1 percentage-point benefit ($8 million) from the release of UM/UIM reserves, was below the 56.1 percent ratio for the first six months of 2003.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended June 30, 2004	18

The company monitors results for the other liability business line closely but anticipates quarter-to-quarter fluctuations related to the nature and size of the commercial umbrella policies and limits.

Commercial Lines Outlook

During 2004, the company anticipates commercial lines insurance market trends will reflect the pressure on pricing from the industry’s increasing surplus and improving profitability. During the second quarter, agent feedback indicated that renewal price increases were running in the low single digits, with pricing for property lines softening and modest pricing increases for casualty-driven lines holding steady, and management expects competition to accelerate during the remainder of the year. The company will continue to market its products to a broad range of business classes, price its products adequately and take a package approach.

For the full year, management anticipates commercial lines growth on a written premium basis of approximately 10 percent if market conditions remain stable. When compared with results for 2003, management also anticipates incremental improvement in its already strong combined ratio.

Personal Lines Results of Operations

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2004	2003	Change %	2004	2003	Change %
Earned premiums	$197	$184	7.0	$394	$364	8.5
Losses	144	151	(4.6)	264	264	(0.0)
Loss expenses	17	16	1.8	32	32	(0.1)
Commissions	39	37	5.1	80	70	13.6
Underwriting expenses	20	9	119.3	39	27	46.9

Underwriting income	$(23)	$(29)	29.9	$(21)	$(29)	22.8

Combined ratio:
Loss ratio	57.4%	64.2%		59.1%	64.1%
Loss expense ratio	8.5	8.9		8.0	8.8

Loss and loss expenses ratio excluding catastrophe losses	65.9%	73.1%		67.1%	72.9%
Catastrophe loss and loss expenses ratio	15.7	17.8		7.8	8.4

Loss and loss expenses ratio	81.6%	90.9%		74.9%	81.3%
Commission ratio	19.8	20.2		20.3	19.4
Underwriting expense ratio	10.2	5.0		10.0	7.4

Combined ratio	111.6%	116.1%		105.2%	108.1%

Performance highlights for the personal lines segment include:

Earned premiums – The primary source of growth in the three- and six-month periods was higher rates for renewal personal lines business, additional premium derived from initiatives to ensure that policyholders purchase adequate coverage limits for the insured risk and to provide for specific charges for certain coverage extensions such as water damage. Policy count remained relatively flat compared with the year-earlier period. The company continues to renew approximately 90 percent of personal lines policies, indicating that current policyholders recognize the value that their agent and the company bring. Personal lines new business premiums written directly by agencies was $12 million in the second quarter of 2004, compared with $16 million in the second quarter of 2003, and $25 million for the first six months of 2004, compared with $31 million in the prior six-month period.

Management believes recent homeowner rate increases brought pricing in some markets to levels that may no longer be competitive, diminishing a differentiating factor for more price-sensitive consumers. The company’s independent agents are guiding management on potential refinements of the current rate structure, as needed. Further, the company believes that agencies are placing less new business with the company pending the introduction of the company’s new personal lines policy processing system in their state. Agencies that begin using the new personal lines policy processing system may not be placing new business with the company during the period when they are initially converting existing policyholders to the new system.

Combined ratio – The second-quarter and six-month combined ratios declined when compared with the year-earlier period as higher earned premium reduced the lower loss and loss expense ratio excluding catastrophe losses, offsetting higher underwriting expenses. Catastrophe losses were relatively unchanged year-over-year.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended June 30, 2004	19

While generally seeking to leverage the relationships with the company’s independent agencies, efforts to improve personal lines profitability have focused on the personal auto and homeowner business lines as discussed below. The significant components of expenses for the personal lines segment were:

•	Losses incurred – Losses incurred include both net paid losses and net reserve additions for unpaid losses. For personal lines, losses incurred declined to $144 million in the second quarter of 2004 from $151 million. Net reserve additions for unpaid losses grew $19 million during the second quarter of 2004, compared with $15 million during the second quarter of 2003. The six-month loss ratio improved to 66.9 percent, including $1 million or 0.1 percentage points from the UM/UIM reserve release, compared with 72.5 percent last year. Net reserve additions for unpaid losses grew $34 million during the first six months of 2004, compared with $23 million during the comparable prior period.

Management monitors incurred losses by size of loss, business line, risk category, geographic region, agency, field marketing territory and duration of policyholder relationship, addressing concentrations or trends as needed. Analysis of loss data by average size of loss over the past several years supports management’s belief that the increase in loss severity is not a temporary phenomenon.

Personal Lines Losses Incurred Analysis

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2004	2003	2004	2003
Losses $1 million or more	$3	$4	$10	$6
Losses $250 thousand to $1 million	13	9	24	18
Development and case reserve increases of $250 thousand or more	5	2	9	5
Other losses	92	103	190	204

Total losses excluding catastrophe losses	113	118	233	233
Catastrophe losses	31	33	31	31

Total losses	$144	$151	$264	$264

As a percent of earned premiums:
Losses $1 million or more	1.5%	2.0%	2.6%	1.7%
Losses $250 thousand to $1 million	6.7	5.1	6.0	5.0
Development and case reserve increases of $250 thousand or more	2.7	1.3	2.4	1.4
Other losses	46.5	55.8	48.1	56.0

Loss ratio excluding catastrophe losses	57.4%	64.2%	59.1%	64.1%
Catastrophe loss ratio	15.7	17.8	7.8	8.4

Total loss ratio	73.1%	82.0%	66.9%	72.5%

Management evaluates new losses and case reserve adjustments greater than $250,000 to monitor frequency and severity. In the second quarter of 2004, the total of new losses and case reserve adjustments greater than $250,000 rose as a percentage of earned premiums from the second quarter of 2003.

•	Loss expenses incurred – Loss expenses incurred were lower as a percent of earned premium in the second quarter and six months of 2004 due to premium growth.

•	Catastrophe losses – Personal lines catastrophe losses, net of reinsurance and before taxes, were $31 million in the three- and six-month periods ended June 30, 2004, compared with $33 million and $31 million in the comparable prior periods of 2003.

•	Commission and underwriting (non-commission) expenses incurred – The increase in the total underwriting expense ratio in both the three- and six-month periods reflected a rise in both the commission expense ratio and the underwriting expense ratio. The commission expense ratio rose in both periods because the contingent commission accrual rose due to continued strong growth and profitability for selected agencies. Underwriting expense growth reflected fluctuations in deferred acquisition costs and the guaranty fund expense as well as investments in staff and technology to improve processes. Investment continues in major technology initiatives. Some systems now are live and, therefore, the associated expenses for enhancements and upgrades cannot be capitalized.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended June 30, 2004	20

Line of Business Analysis

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2004	2003	Change %	2004	2003	Change %
Personal auto:
Earned premium	$112	$106	6.1	$225	$208	8.0
Loss and loss expenses incurred	70	77	(8.1)	145	151	(3.8)
Loss and loss expenses ratio	62.9%	72.7%		64.6%	72.4%
Loss and loss expenses ratio excluding catastrophes	60.6	69.8		63.6	70.9
Homeowner:
Earned premium	$64	$59	8.7	$128	$117	9.8
Loss and loss expenses incurred	77	79	(3.3)	121	116	4.3
Loss and loss expenses ratio	119.1%	133.9%		94.0%	99.0%
Loss and loss expenses ratio excluding catastrophes	76.0	85.1		72.5	76.5

The personal auto and homeowner business lines together account for approximately 90 percent of the total personal lines earned premiums. The company’s intent is to write personal auto and homeowners coverages in personal lines packages. The company believes that the personal lines business is best measured and evaluated on a segment basis.

•	Personal auto – Earned premiums for personal auto grew 6.1 percent in the second quarter and 8.0 percent in the first six months of 2004. The growth was driven by continued market penetration and the effect of rate increases beginning in late 2002. During the first half of 2004, rate increases in the range of 3.0 percent to 9.0 percent became effective in 11 states. Increases in the range of 3 percent to 5 percent have been filed and approved in seven more states for the remainder of 2004. Management believes the company’s personal auto rates remain competitive.

The loss and loss expense ratio for personal auto improved to 62.9 percent for the second quarter of 2004, compared with 72.7 percent in last year’s second quarter. For the six months, the loss and loss expense ratio improved to 64.6 percent, including a 0.2 percentage-point benefit from the UM/UIM reserve release, compared with 72.4 percent in the comparable prior period. The benefits of a personal auto re-underwriting program continue to offset rising loss severity.

•	Homeowner – Earned premiums for homeowners grew 8.7 percent in the second quarter and 9.8 percent in the first six months of 2004. The second-quarter and six-month 2004 loss and loss expense ratios for the homeowner line improved due to the company’s program to improve homeowner profitability. Management continues to seek to improve the quarterly loss and loss expense ratio to the 72 percent to 74 percent level by the end of 2005. That target would presume that earned premium growth would result in the full-year contribution to the loss ratio of catastrophe losses in the range of 17 percentage points. However, over the past three years, catastrophe losses have added approximately 20 percentage points to the full-year homeowner loss and loss expense ratio.

During the second quarter, the company began changing homeowner policy earthquake deductibles to 10 percent from 5 percent to reduce the company’s exposure to a single significant catastrophic event. See Property Casualty Insurance Operations, Page 15, for discussion of the company’s strategy to support the financial strength ratings of its property casualty insurance operations.

The three most significant actions taken to improve profitability for the homeowner line are summarized below:

•	Rate changes – In 2003, 23 rate increases were effective in 21 of the 25 states in which the company writes homeowners policies, including four of the company’s six largest personal lines states where 2003 increases were in the 10 percent to 20 percent range. Additional rate increases in the 4 percent to 18 percent range have been filed and approved for 2004 in these same larger states. Rate changes are applied to new business and to existing policies as they come up for renewal. The company continues to work with its agents to refine the current rate structure to bring homeowner profitability in line with that of the personal auto area and establish prices that will attract agencies’ quality accounts. At the same time, the personal lines underwriters are focusing on insurance-to-value initiatives to verify the policyholder is buying the correct level of coverage for the value of the insured risk.

•	Changes in policy terms and conditions – Since 2001, the company has identified specific coverage areas for updating to increase its control over risk and pricing, including capping replacement cost coverage for most policies and changing the water damage coverages. These changes have gone into effect over the past 18 months

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended June 30, 2004	21

as policies have renewed and new business has been written. By the end of 2005, virtually all of the company’s homeowner policies will have been renewed with the new terms and conditions.

•	Shift to one-year policies – In conjunction with the deployment of the Diamond personal lines policy processing system, the company has begun to write homeowner policies on a one-year basis instead of a three-year basis. One-year policies allow the company to modify rates, terms and conditions more rapidly when necessary. The company has moved to one-year homeowner policies in Alabama, Florida, Indiana, Kansas, Michigan, Nebraska, Ohio and Wisconsin. Policies written in other states will shift to one-year policies in advance of the Diamond deployment for each specific state.

The company has been at a disadvantage in achieving benefits from changes in rates and policy terms and conditions because it traditionally has written homeowner business on a three-year policy term and only one third of policies come up for renewal each year. However, the effect at renewal illustrates the benefit to the company of the actions taken. For example in Ohio, which accounted for 32.2 percent of the company’s 2003 total homeowner earned premiums, typical policyholders are experiencing approximately a 40 percent increase in total premium for their 2004 homeowner renewal policies. The increases reflect the cumulative effect of insured value and policy changes that were effected by the company over the policyholders’ most recent three-year term. The company believes that substantially all Ohio policies will have been renewed with the new policy terms and conditions by the end of the third quarter of 2005 and will have been renewed with the changes in rates by year-end 2006.

Personal Lines Outlook

Management is maintaining reasonable growth projections for the personal lines area as the company introduces Diamond, its new personal lines processing system, as discussed above. The Diamond training program for agency representatives was completed for Michigan and Indiana agencies in the second quarter. Agencies that complete the training immediately begin using the Diamond system to process all new and renewal personal lines policies. Groups of Ohio agencies began training in late June, and the roll-out is expected to be completed during 2004. In Michigan and Indiana during the second quarter, agents chose direct bill for 47 percent of the policies and headquarters policy printing for 73 percent of the policies. Agents in Alabama, Florida, Illinois, Kentucky, Georgia and Wisconsin will be trained on a state-by-state basis beginning in the fourth quarter of 2004 and running throughout 2005.

The new system will make it easier for agents to place personal auto, homeowners and other personal lines business with the company, while greatly increasing policy-issuance efficiency and providing direct-bill capabilities. Management will be better able to assess the potential effect of the new system on personal lines growth during the second half of 2004, when the system will be in use in Indiana, Michigan and Ohio, three of the largest personal lines states. It has been used by the company’s Kansas agencies since July 2002 and is undergoing a series of upgrades and modifications to accommodate each state’s rules and rates. The appointment of new agencies over the next several years also could contribute to personal lines growth.

In addition, management believes that it has in place strategies to improve the profitability of its homeowner line of business while maintaining or slightly improving personal auto profitability. While primarily focusing on longer-term targets for the homeowner line because of the existing base of three-year policies, management expects to see steady improvement in the overall personal lines loss and loss expense ratio excluding catastrophes in 2004 and beyond as the company continues to work through the renewal policy cycle.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended June 30, 2004	22

Life Insurance Results of Operations

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2004	2003	Change %	2004	2003	Change %
Earned premiums	$27	$23	17.4	$52	$44	16.8
Separate account investment management fees	1	1	24.1	2	1	53.7
Contract holders benefits incurred	26	23	10.3	48	44	8.2
Investment interest credited to contract holders	(11)	(10)	(12.9)	(22)	(21)	(7.4)
Expenses	13	11	14.5	26	22	15.4

Life insurance segment income	0	0	101.3	2	0	283.2

Performance highlights for the life insurance segment include:

Revenues – Earned premiums grew 17.4 percent and 16.8 percent in the second quarter and first six months of 2004, and life policy face amounts in force rose to $41.753 billion at June 30, 2004, from $38.492 billion at December 31, 2003. The company’s life insurance subsidiary reported statutory written life premium of $27 million for the second quarter of 2004, unchanged from last year’s second quarter. Statutory written life premium was $53 million for the first six months of 2004, compared with $51 million in last year’s period. New annuity sales were $23 million in this year’s second quarter, compared with $6 million last year and $31 million in the first six months of 2004 unchanged from the comparable prior period. Second-quarter and six-month results reflected a positive response to recently introduced enhancements to the life insurance company’s term life insurance product portfolio.

Profitability – The GAAP-based income reported by the life insurance segment was modest because its investment income is included in investment segment results, except investment income credited to contract holders (interest assumed in life insurance policy reserve calculations). At the same time, management recognizes that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life policies. For that reason, management also evaluates GAAP data including results for investment activities on life insurance-related assets for The Cincinnati Life Insurance Company subsidiary, which comprises the life insurance segment. Looking at this key performance indicator for Cincinnati Life, GAAP net income grew to $10 million in the second quarter of 2004, compared with $7 million a year earlier. For the six months, net income including net realized capital gains and losses rose to $19 million from $6 million for the comparable 2003 period.

Life Insurance Outlook

As the life insurance company seeks to increase penetration of the property casualty agencies, management’s objective is growth in premiums. Late in 2004, Cincinnati Life expects to add a disability income product to its worksite marketing portfolio and make electronic enrollment available for worksite marketing programs. Other 2004 technology initiatives include placing the life insurance sales system on CinciLink, the company’s agency extranet. This will bring agents the convenience of online form completion and submission, eliminating the expense of frequent software-update mailings.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended June 30, 2004	23

Investments Results of Operations

	Three months ended June 30,			Six months ended June 30,
(In millions)	2004	2003	Change %	2004	2003	Change %
Investment income:
Fixed maturity interest	$62	$58	5.8	$123	$118	4.5
Equity dividends	59	55	5.8	117	111	5.3
Other investment income	1	2	(3.4)	3	3	(10.3)
Investment expenses	(1)	(1)	12.2	(2)	(2)	1.5

Total net investment income	$121	$114	5.6	$241	$230	4.7

Investment interest credited to contract holders	(11)	(10)	(12.9)	(22)	(21)	(7.4)

Net realized investment gains (losses):
Other-than-temporary impairment charges	$(1)	$(17)	96.5	$(3)	$(69)	95.4
Realized investment gains and losses	53	8	557.2	62	9	568.5
Change in valuation of embedded derivatives	3	11	(69.9)	3	1	608.4

Net realized investment gains (losses)	$55	$2	2,413.6	$62	$(59)	204.2

Total investment operations income	$165	$106	54.5	$281	$150	87.1

The investment segment contributes investment income and realized investment gains and losses to results of operations.

Investment income – Pretax investment income reached a new record of $121 million in the second quarter of 2004, rising 5.6 percent over the second quarter of 2003. Growth in investment income continued to be driven by higher interest income due to increased cash flow invested in the fixed-income portfolio and increased dividend income from the common stock portfolio. Overall, dividends contributed 48.5 percent of pretax investment income in the second quarter of 2004, compared with 48.3 percent in the second quarter of 2003. Over the past 12 months, 32 of the 49 common stock holdings in the portfolio raised their indicated dividend payout. Those increases should add approximately $16 million to investment income on an annualized basis. Fifth Third, the company’s largest equity holding, contributed 40.3 percent of total dividend income in the second quarter of 2004.

Pretax investment income was $241 million for the first six months of 2004, rising 4.7 percent. Dividends contributed 48.7 percent of pretax investment income in the first six months of 2004, compared with 48.5 percent in the first six months of 2003. Fifth Third, the company’s largest equity holding, contributed 39.2 percent of total dividend income in the first six months of 2004.

Net realized investment gains and losses – The company recorded $55 million in pretax net realized investment gains in the second quarter of 2004, compared with $2 million in pretax net realized investment gains in the second quarter of 2003.

•	Other-than-temporary impairment charges – Only $1 million in other-than-temporary impairment charges were recorded in the second quarter of 2004, compared with $17 million in other-than-temporary impairment charges in the second quarter of 2003. For the six months, only $3 million in other-than-temporary impairment charges were recorded, compared with $69 million in the comparable prior period. Management believes other-than-temporary impairment charges were lower in 2004 because of economic factors and the improved quality of the portfolio.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2004	2003	2004	2003
Airline	$0	$(4)	$0	$(14)
Utility/merchant energy/trading	0	(5)	0	(30)
Healthcare	0	(2)	0	(10)
Other	(1)	(6)	(3)	(15)

Total	(1)	(17)	(3)	(69)

•	Realized investment gains and losses – In the second quarter of 2004, the company recorded $53 million in realized investment gains, compared with $8 million in last year’s second quarter. On an ongoing basis, the company buys and sells securities to help achieve its portfolio objectives. However, during the second quarter of 2004, the company sold $356 million in equity holdings as part of a program to support the financial strength ratings of its property casualty insurance operations (see Property Casualty Insurance Operations, Page 15). The amount sold was the primary reason for the realized gains in the period. Although the company prefers to hold fixed-income securities until maturity, a decision to sell or to reduce a holding reflects management’s perception of a change in the underlying fundamentals of

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended June 30, 2004	24

the security and preference to allocate those funds to investments that more closely meet the established parameters for long-term stability and growth.

•	Change in valuation of embedded derivatives – In the three- and six-month periods of 2004, the company recorded $3 million in fair value gains for embedded derivatives, versus $11 million and $1 million in fair value gains in the comparable 2003 periods due to the application of SFAS No. 133 which requires measurement of the fluctuations in the value of the embedded derivative features in selected convertible securities. See Note 1 to the Consolidated Financial Statements in the 2003 Annual Report on Form 10-K for details on the accounting for convertible security embedded options.

Investments Outlook

Management believes that it can achieve investment income growth above 4.5 percent in 2004 as a result of the anticipated growth in dividend income, the potential rise in interest rates, strong cash flow from insurance operations and the higher-than-normal allocation of new cash flow to fixed-income securities. While management does not forecast realized investment gains and losses, it believes that impairment charges in 2004 will be limited to securities marked to market because they have been identified for sale, or those where issuer-specific events cause sharp declines in market value with little or no warning.

The company’s asset impairment committee continues to monitor the investment portfolio. The company also is evaluating the impact of EITF 03-1 (see Note 1, Recent Accounting Pronouncements, Page 8) and is unable to estimate the impact of adoption in the third quarter of 2004. Any other-than-temporary impairment losses that may need to be recognized upon adoption will be dependent on market conditions and management’s intent and ability to hold any such impaired securities. The company’s current asset impairment policy is discussed in the 2003 Annual Report on Form 10-K, Page 19. The committee’s ongoing reviews help to minimize surprise events that may negatively impact the value of the company’s holdings.

Other

Operations of the parent company, CFC Investment Company and CinFin Capital Management Company (excluding investment activities) and other income of the insurance subsidiaries contributed $3 million in revenues in the second quarters of 2004 and 2003. Losses before income taxes of $9 million, compared with $10 million, were primarily due to interest expense from debt of the parent company and operating expenses of the company’s headquarters.

Taxes

Income from operations resulted in current tax expense of $10 million for the second quarter of 2004. This tax expense was offset by a $16 million capital loss carryforward, which resulted in a net current tax credit of $6 million for the second quarter of 2004 compared with a net current tax expense of $27 million in the second quarter of 2003. The deferred tax asset of $32 million that the company had been carrying for 2002 capital losses now has been reduced to $16 million due to this utilization.

The company’s total income tax expense was $59 million in the second quarter of 2004, compared with $23 million in the second quarter of 2003. The effective tax rate was 27.4 percent, compared with 21.5 percent for the same period last year, because of higher underwriting profits and the higher level of capital gains, which are taxed at a 35 percent rate, compared with capital losses in the first six months of 2003.

Income tax expense was $114 million in the first six months of 2004 compared with $31 million in the first six months of 2003. The effective tax rate for the first six months of 2004 was 27.4 percent compared with 18.1 percent for the same period last year.

The company pursues a strategy of investing some portion of cash flow in tax-advantaged fixed maturities and equity securities to minimize its overall tax liability and maximize after-tax earnings. See Note 10 to the Consolidated Financial Statements in the 2003 Annual Report on Form 10-K for detail regarding the company’s effective income tax rate. Management now anticipates that the effective annual tax rate will be in the 25 percent to 28 percent range compared with its earlier estimate of 21 percent to 24 percent range. The increase reflects the company’s strong profitability and achievement of its performance objectives of an underwriting profit, growth in investment income and realized investment gains.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended June 30, 2004	25

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Six months ended June 30,
(In millions)	2004	2003
Net cash provided by operating activities	$432	$424
Net cash used in investing activities	(70)	(315)
Net cash used in financing activities	(168)	(118)

Net increase in cash	$194	$(9)
Cash at beginning of period	91	112

Cash at end of period	$285	$103

The company’s property casualty and life insurance operations generated positive cash flows from underwriting of $327 million in the first six months of 2004, compared with $226 million a year earlier. This strong underwriting cash flow, defined as premiums collected less losses, loss expenses, commissions and other underwriting expenses paid, primarily was due to growth of insurance premiums. In addition, investment income from the insurance operations generated cash flows of $170 million, compared with $161 million a year earlier.

The insurance subsidiaries invested $799 million and $640 million in fixed-income and equity securities in the first six months of 2004 and 2003, respectively. Those purchases were offset by sales of fixed-income securities totaling $19 million and $69 million, and by calls and maturities of fixed-income securities totaling $288 million and $184 million in the first six months of 2004 and 2003, respectively. Sales, calls or maturities of equity and equity-linked securities totaled $404 million and $84 million in the same periods. During the second quarter of 2004, the company sold $356 million in equity holdings and $30 million in equity-linked holdings. A portion of the proceeds were reinvested in fixed income and convertible securities. These figures do not include the transfer of $153 million in equity holdings to the parent company in exchange for fixed-income securities. See Property Casualty Insurance Operations, Page 15, for discussion of the company’s strategy to support the financial strength ratings of its property casualty insurance operations.

In the first six months of 2004 and 2003, the company’s property casualty insurance subsidiary paid ordinary dividends of $75 million and $50 million, respectively, to the parent company.

As a result of investment income from its investments and dividends and borrowings from its property casualty insurance subsidiary, the parent company met its cash requirements for general operating expenses, interest payments on its long-and short-term debt, dividends to shareholders and common stock repurchases. In addition, the company paid $94 million in principal on one of its short-term credit lines pending discussions with its bankers regarding the application filed June 28 to clarify the company’s status under the Investment Company Act (see Item 5, Other Information, Application to SEC Requesting Exemption from Investment Company Act of 1940, Page 34, for additional information on the application). Subsequent to the end of the quarter the company paid-off the remaining $34 million balance on that line of credit. The company is working to re-establish a short-term line of credit on essentially the same terms. While the company currently does not know whether or not such a line will be established, it would access any short-term line of credit that may be established as needed to fund parent-company activities.

Investing activities for the parent company generated $40 million of cash flow in the first six months of 2004 after using $2 million in the comparable prior period.

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

Common Stock Repurchase

In the second quarter of 2004, the company repurchased 25 thousand shares at an average price of $40.99, below the level of recent periods due to the timing of company-imposed trading blackouts. Common stock repurchases for treasury have continued at a steady pace over the last several years and occur whenever management believes that stock prices on the

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2004	26

open market are favorable for such repurchases. At a minimum, the company would expect to offset dilution of option exercises. At June 30, 2004, 5 million shares remained authorized for repurchase. See Part II, Item 2, Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities, Page 33, for additional information regarding the stock repurchase activity.

Outlook

The holding company’s unresolved status under the Investment Company Act (see Item 5, Other Information, Application to SEC Requesting Exemption from Investment Company Act of 1940, Page 34, for additional details) is expected to preclude the company from accessing the capital markets until the SEC has acted on the company’s application for an exemption from the Act. However, management continues to believe that cash provided by its insurance operations are adequate to meet anticipated short-term and long-term obligations and will continue to be the primary source of funds for the company.

Management anticipates its insurance subsidiaries may pay additional ordinary dividends to the parent company in the remainder of 2004. During the remainder of 2004, the subsidiaries can pay up to $203 million in additional ordinary dividends to the parent company before needing approval from the Ohio Department of Insurance.

The company will determine the timeline for developing additional space at its headquarters location during the remainder of this year. The construction of additional office space at its headquarters location is not expected to begin until 2006, although the company now anticipates beginning work on a parking garage in early 2005.

Future liquidity could be affected by catastrophe losses in excess of the company’s catastrophe reinsurance treaties, which now provide coverage for gross losses up to $500 million. The company has no significant exposure to assumed reinsurance, which accounted for no more than 2.4 percent of earned premiums in each of the last three years and is expected to remain at or near this level in 2004. See Item 5, Other Information, Application to SEC Requesting Exemption from Investment Company Act of 1940, Page 34, for information regarding potential liquidity concerns if the SEC were not to grant the request for an exemptive order. In addition, the company’s liquidity could be impacted if it is unable to reestablish a short-term line of credit.

Assets

At June 30, 2004, the investment portfolio made up 77.8 percent of total assets, which increased to $15.530 billion from $15.509 billion at December 31, 2003. The remainder consisted primarily of other invested assets (0.2 percent), premium receivables (7.4 percent), reinsurance receivables (4.2 percent), deferred acquisition costs (2.6 percent) and separate accounts (3.0 percent). These percentages have remained relatively constant over the last few years.

Investment Portfolio

The market value of the company’s investments securities was $12.082 billion at June 30, 2004.

Insurance regulatory and statutory requirements designed to protect policyholders from investment risk influence the company’s investment decisions on an individual insurance company basis. Cash generated from insurance operations is invested almost entirely in five classes of assets evaluated for yield and risk prior to purchase. During the second quarter ended June 30, 2004, the company temporarily changed the allocation of new property casualty portfolio investments to help reduce the ratio of common stock to statutory surplus below 100 percent, a level maintained in the property casualty portfolio throughout the 1990s. By year-end 2004, management believes the company will return to its historic investment pattern, allocating 65 percent to 75 percent of cash flow to fixed-income securities. See Property Casualty Insurance Operations, Page 15, for discussion of the company’s strategy to support the financial strength ratings of its property casualty insurance operations.

	At June 30,		At December 31,
	2004		2003
(In millions)	Book value	Market value	Book value	Market value
Investment-grade corporate bonds	$2,230	$2,319	$1,873	$2,011
High-yield corporate bonds	422	441	505	537
Tax-exempt municipal bonds	1,284	1,320	1,181	1,258
Common stocks	1,915	7,543	2,174	8,160
Convertible securities	410	459	423	483

Total	$6,261	$12,082	$6,156	$12,449

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2004	27

•	Fixed-income securities (investment-grade corporate bonds, high-yield corporate bonds and tax-exempt municipal bonds) – At June 30, 2004, investment-grade corporate bonds and tax-exempt municipal bonds accounted for 89.2 percent of the fixed-income portfolio, up from 85.9 percent at year-end 2003 and 82.8 percent at June 30, 2003. The increase reflected the company’s opinion that these investments, which include U.S. agency paper and insured municipal bonds, offer the best risk-adjusted value in the current market. At June 30, 2004, U.S. agency paper accounted for 40.0 percent of investment-grade corporate bonds, compared with 27.2 percent at December 31, 2003. The sale, call or maturity of high-yield corporate bonds also contributed to the shift in the mix of fixed-income securities. As a result of this allocation within the fixed-income portfolio, over the past twelve months, portfolio quality has continued to rise, with 54.7 percent of the portfolio rated A and above by Standard & Poor’s based on fair value (market value) at June 30, 2004, compared with approximately 42 percent at June 30, 2003. Over that period, U.S. agency paper with call protection, generally in the three-month to six-month range, has offered higher yields relative to taxable investment-grade corporate bonds of similar maturity.

•	Equity and equity-linked securities (convertible securities) – At June 30, 2004, the company held 49 common stocks in its portfolio. Approximately 91.8 percent of the market value of the common stock portfolio is invested in a core group of common stocks in which the company holds a market value of at least $100 million. As part of the program to adjust the ratio of common stocks to statutory surplus for the property casualty insurance operations (see Property Casualty Insurance Operations, Page 15), the company sold approximately $356 million of its common stock holdings in the second quarter. The sales of $310 million from the core group of holdings were made up of a significant portion of the company’s position in Merck and reductions in its holdings of National City Corporation, FirstMerit Corporation and Wyeth. At June 30, 2004, the company’s common stock holdings consisted of:

	As of and for the six months ended June 30, 2004
				Earned
	Actual	Fair	Percent of	dividend
(Dollars in millions)	cost	value	fair value	income
Fifth Third Bancorp	$283	$3,914	51.9%	$47
ALLTEL Corporation	119	667	8.8	10
ExxonMobil Corporation	133	398	5.3	5
National City Corporation	171	343	4.6	8
The Procter & Gamble Company	94	304	4.0	3
The PNC Financial Services Group	62	250	3.3	5
FirstMerit Corporation	76	168	2.2	4
Wyeth	57	156	2.1	2
U.S. Bancorp	97	145	1.9	2
Wells Fargo and Company	65	126	1.7	2
Johnson & Johnson	101	116	1.6	2
Piedmont Natural Gas Company	59	116	1.5	1
Sky Financial Group, Inc.	91	115	1.5	2
Alliance Capital Management Holding L.L.P.	53	108	1.4	0
All other common stock holdings	454	617	8.2	12

Total	$1,915	$7,543	100.0%	$105

Liabilities and Shareholders’ Equity

At June 30, 2004, insurance reserves were 49.0 percent of total liabilities, which increased to $9.427 billion from $9.305 billion at December 31, 2003. The remainder consisted primarily of unearned premiums (16.4 percent), deferred income tax (19.7 percent) and long- and short-term debt (5.4 percent). These percentages have remained relatively constant over a number of years.

The company had two lines of credit totaling $250 million, with the outstanding balances on the lines totaling $92 million at June 30, 2004, compared with $183 million at year-end 2003. Prior to the announcement on June 28 of the application for exemptive relief from the Investment Company Act, the company paid down one of its short-term credit lines and paid it off at the beginning of the third quarter. The company is working to reestablish that short-term line of credit on essentially the same terms. While the company currently does not know whether or not the line will be re-established, it would access any short-term line of credit that may be established as needed to fund parent-company activities.

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2004	28

Other Matters

Significant Accounting Policies

The company does not utilize any special-purpose financing vehicles or have any undisclosed off-balance sheet arrangements. Similarly, the company holds no fair-value contracts for which a lack of marketplace quotations would necessitate the use of fair-value techniques.

During the six months ended June 30, 2004, the company did not change any significant accounting policies from those utilized in the preparation of the consolidated financial statements as of and for the year ended December 31, 2003, which are discussed in Note 1 to the Consolidated Financial Statements in the company’s 2003 Annual Report on Form 10-K and updated in Note 1 to the Condensed Consolidated Financial Statements beginning on Page 7.

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

Fixed-Income Securities

By allocating approximately two-thirds of invested cash flows to the fixed-income portfolio over the longer term, the company believes it enhances portfolio stability and diversity. Compared with common stocks, fixed-income investments generally are less volatile and provide a more consistent income stream. Overall credit risk is reduced by diversifying the fixed-income portfolio among approximately 1,300 securities.

Interest Rate Risk

Because of the company’s strong surplus, long-term investment horizon and its ability to hold most fixed-income investments until maturity, management believes the company is well positioned for a rise in interest rates. A higher rate environment would provide the opportunity to invest cash flow in higher-yielding securities, while reducing the likelihood of calls of the higher-yielding U.S. agency paper purchased over the past year. While higher interest rates would be expected to continue to increase the number of fixed-income holdings trading below 100 percent of book value, management believes lower fixed-income security values due solely to interest rate changes would not signal a decline in credit quality.

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

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2004	29

While interest rates were on a declining trend, the company monitored duration to the call date as a measure of its interest rate sensitivity. If rates rise, as is widely anticipated, the company will continue to measure duration to maturity, as this may become the more conservative measure. The table below summarizes the company’s interest rate risk and shows the effect of hypothetical changes in interest rates on the market value of the fixed-income portfolio under both duration scenarios:

		Duration to maturity		Duration to call
	Market value
	of fixed	100 basis	100 basis	100 basis	100 basis
	income bond	point spread	point spread	point spread	point spread
(In millions)	portfolio	decrease	increase	decrease	increase
At June 30, 2004	$4,211	$4,511	$3,911	$4,399	$4,023
At December 31, 2003	$3,925	$4,204	$3,646	$4,121	$3,729

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

Equity and Equity-Linked Securities

Management believes the company’s equity investment style – centered on companies that pay and increase dividends to shareholders – is an appropriate long-term strategy. While the company’s long-term financial position would be affected by prolonged changes in the market valuation of its investments, management believes the company’s strong surplus position and cash flow provide it with a cushion against short-term fluctuations in valuation. The continued payment of cash dividends by the issuers of the common equities held by the company also should provide a floor to their valuation.

The company’s investments are heavily weighted toward the financials sector, which represented 69.8 percent of the total market value of the common stock portfolio at June 30, 2004. Financials sector investments typically underperform the overall market during periods when interest rates are expected to rise. Management historically has seen these types of short-term fluctuations in market value of its holdings as potential buying opportunities but is cognizant that a prolonged downturn in this sector would create the greatest long-term negative effect on the portfolio.

While past performance cannot guarantee future returns, over the longer term, the performance of the company’s equity portfolio has exceeded that of the broader market, achieving a compound annual return of 3.6 percent for the five years ended June 30, 2004, compared with a compound annual decline of 2.2 percent for the Standard & Poor’s 500 Index, a common benchmark of market performance. In the second quarter of 2004, the equity portfolio underperformed the market, declining 0.6 percent, compared with the Standard & Poor’s 500’s total return of 1.7 percent.

The company holds 72.8 million shares of Fifth Third common stock at a cost of $283 million. The market value of the company’s Fifth Third position was $3.914 billion at June 30, 2004, or 51.9 percent of the company’s total common equity portfolio, compared with $4.301 billion, or 52.7 percent, at year-end 2003. The after-tax unrealized gain represented by the company’s Fifth Third position was $2.360 billion, or 62.5 percent of the company’s total after-tax unrealized gains at June 30, 2004, compared with $2.612 billion, or 63.8 percent at year-end 2003. The Fifth Third position represented $14.03 of the company’s total book value of $36.27 per share at June 30, 2004, compared with $15.50 at year-end 2003. Every $1.00 change in the market price of Fifth Third’s common stock has approximately a 28 cent impact on book value per share. A 20 percent ($10.76) change in the market price of Fifth Third’s common stock, which was $53.78 at June 30, 2004, would result in a $783 million change in assets and a $509 million change in after-tax unrealized gains. This would affect shareholders’ equity by 8.3 percent and book value by $3.03 per share.

Fifth Third Bancorp announced on April 7, 2004, that the Federal Reserve Bank of Cleveland and the Ohio Department of Commerce, Division of Financial Institutions, terminated a Written Agreement entered into with Fifth Third Bancorp and Fifth Third Bank in late March 2003. That agreement outlined a series of steps to address and strengthen Fifth Third’s risk management processes and internal controls. Fifth Third noted that the steps taken in conjunction with the agreement have made its organization stronger. Fifth Third continues to report results that meet Cincinnati Financial’s investing criteria of increasing sales, earnings and dividends. In addition, Cincinnati Financial management believes Fifth Third has a proven management team and a favorable outlook.

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2004	30

Potential Impairments

The following table summarizes the portfolio at June 30, 2004, and December 31, 2003:

				Gross	Gross
	Number of	Book	Market	unrealized	investment
(Dollars in millions)	issues	value	value	gain/loss	income
At June 30, 2004
Portfolio summary:
Trading below 70% of book value	6	$19	$11	$(8)	$1
Trading at 70% to less than 100% of book value	315	1,411	1,367	(44)	33
Trading at 100% and above of book value	1,114	4,831	10,704	5,873	200
Securities sold in current period					7

Total	1,435	$6,261	$12,082	$5,821	$241

At December 31, 2003
Portfolio summary:
Trading below 70% of book value	2	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	116	672	648	(24)	25
Trading at 100% and above of book value	1,286	5,484	11,801	6,317	402
Securities sold in year					35

Total	1,404	$6,156	$12,449	$6,293	$462

At June 30, 2004, unrealized investment gains before taxes totaled $5.873 billion and unrealized investment losses in the investment portfolio amounted to $52 million. The unrealized appreciation was primarily due to the company’s holdings in Fifth Third (Nasdaq: FITB) and Alltel Corporation (NYSE:AT) common stock.

The continuing increase in the number of securities trading below 100 percent of book value since December 31, 2003, primarily reflected the changing interest rate environment and its impact on bond prices. That increase offset recent improvements in the credit quality of the bond portfolio, as rated by Standard & Poor’s and Moody’s. That increase also was offset by revised book values due to impairment charges recognized during 2003 and 2002. During the first six months of 2004, six securities were written down as other-than-temporarily impaired.

Management monitors securities trading below 70 percent of book value for potential other-than-temporary impairment. At June 30, the six securities trading below 70 percent of book value had been at that level for six months or less and represented just $19 million in book value and gross unrealized losses of $8 million. All six are either backed by a single airline, or secured by its equipment.

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2004	31

The following table details the portfolio’s gross unrealized gains and losses as of June 30, 2004:

	6 Months or less		> 6 - 12 Months		> 12 - 24 Months		> 24 - 36 Months		Totals
		Gross		Gross		Gross		Gross
	Number	unrealized	Number	unrealized	Number	unrealized	Number	unrealized	Number of	Gross unrealized
(Dollars in millions)	of issues	gain/loss	of issues	gain/loss	of issues	gain/loss	of issues	gain/loss	issues	gain/loss
Investment-grade corporate bonds:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	65	(11)	38	(10)	1	0	0	0	104	(21)
Trading at 100% and above of book value	17	2	27	4	129	28	194	75	367	109

Total	82	$(9)	65	$(6)	130	$28	194	$75	471	$88

High-yield corporate bonds:
Trading below 70% of book value	4	$(3)	0	$0	0	$0	0	$0	4	$(3)
Trading at 70% to less than 100% of book value	17	(1)	4	0	11	(3)	10	(2)	42	(6)
Trading at 100% and above of book value	10	1	39	9	48	14	24	5	121	29

Total	31	$(3)	43	$9	59	$11	34	$3	167	$20

Tax-exempt municipal bonds:
Trading below 70% of book value	2	$(5)	0	$0	0	$0	0	$0	2	$(5)
Trading at 70% to less than 100% of book value	138	(7)	7	(1)	6	(3)	4	0	155	(11)
Trading at 100% and above of book value	32	1	37	3	50	6	389	42	508	52

Total	172	$(11)	44	$2	56	$3	393	$42	665	$36

Convertible securities:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	7	(1)	0	0	2	(3)	2	(1)	11	(5)
Trading at 100% and above of book value	9	0	18	4	27	28	18	22	72	54

Total	16	$(1)	18	$4	29	$25	20	$21	83	$49

Common stocks:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	1	0	0	0	1	(1)	1	0	3	(1)
Trading at 100% and above of book value	1	2	11	15	8	26	26	5,586	46	5,629

Total	2	$2	11	$15	9	$25	27	$5,586	49	$5,628

Summary:
Trading below 70% of book value	6	$(8)	0	$0	0	$0	0	$0	6	$(8)
Trading at 70% to less than 100% of book value	228	(20)	49	(11)	21	(10)	17	(3)	315	(44)
Trading at 100% and above of book value	69	6	132	35	262	102	651	5,730	1,114	5,873

Total	303	$(22)	181	$24	283	$92	668	$5,727	1,435	$5,821

Management deems the risk related to securities trading between 70 percent and 100 percent of book value to be relatively minor and at least partially offset by the earned income potential of these investments. At June 30, 2004, 315 securities were trading between 70 percent and 100 percent of book value up from 116 at year-end 2003. The securities trading between 70 percent and 100 percent of book value at June 30, 2004, represented 11.6 percent of invested assets and $44 million in unrealized losses.

Of the total 321 holdings trading below book value at June 30, 2004, 301 were trading at or above 90 percent of book value, primarily because of the recent rise in interest rates. The market value of these 301 securities was $1.379 billion at June 30, 2004, and they accounted for less than $36 million in unrealized losses.

The remaining 20 securities, which accounted for the remaining $16 million in unrealized losses, are being monitored for credit- and industry-related risk factors. Of these securities, nine are airline-related.

Reflecting the company’s long-term investment philosophy, of the 1,114 securities trading at or above book value, 651, or 58.4 percent, have shown unrealized gains for more than 24 months.

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2004	32

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The effectiveness of the design and operation of disclosure controls and procedures was evaluated under the supervision and with the participation of management, including the chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures were effective as of the end of the second quarter and provided reasonable assurance that the information required to be disclosed by the company in its periodic reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods required by law. The company’s management, including the chief executive officer and chief financial officer, does not expect that its disclosure controls and procedures will prevent or detect all error and all fraud. Such controls and procedures controls can only provide reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

(b) Changes in Internal Control over Financial Reporting

The chief executive officer and chief financial officer also have concluded that there were no significant changes in the second quarter of 2004 to the company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has been no material change in the status of previously reported proceedings. The company’s subsidiaries are involved in various lawsuits arising in the ordinary course of business. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management, no such matter is likely to have a material adverse effect on the company’s consolidated financial position.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Number of shares	Average	publicly announced	purchased under the
Period	purchased	cost per share	program	program
January	0	$0.00	0	5,277,777
February	104,100	43.63	104,100	5,173,677
March	145,900	42.75	145,900	5,027,777
April	0	0.00	0	5,027,777
May	25,000	40.99	25,000	5,002,777
June	0	0.00	0	5,002,777

The company’s board of directors has authorized the repurchase of outstanding shares. The company has repurchased 15.9 million shares at a cost of $532 million between the inception of the program in 1996 and June 30, 2004. At June 30, 2004, 5 million shares remain authorized for repurchase at any time in the future.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The company has not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As reported in the company’s Form 10-Q for the three months ended March 31, 2004, the registrant held its Annual Meeting of Shareholders on April 24, 2004, for which the board of directors solicited proxies. All nominees named in the Registrant’s Proxy Statement were elected.

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2004	33

	Shares (in millions)
	For	Withheld
Michael Brown	131	13
Dirk J. Debbink	141	2
Robert C. Schiff	113	31
John M. Shepherd	116	28
Douglas S. Skidmore	141	2

Shareholders ratified the selection of Deloitte & Touche LLP as the company’s independent audit firm for 2004.

Shares (in millions)
For	Against	Abstain
112	31	1

ITEM 5. OTHER INFORMATION

Application to SEC Requesting Exemption from Investment Company Act of 1940

As a result of a review made in June 2004 in connection with a contemplated senior notes offering, the company determined there was some uncertainty regarding the status of the Cincinnati Financial Corporation holding company under the Investment Company Act of 1940. On June 28, 2004, Cincinnati Financial Corporation filed an application with the Securities and Exchange Commission formally requesting an exemption for the holding company under Section 3(b)(2) of the Investment Company Act, which permits the SEC to exempt entities primarily engaged in business other than that of investing, reinvesting, owning, holding or trading in securities. Cincinnati Financial Corporation alternatively has asked the SEC for relief pursuant to Section 6(c) of the Investment Company Act that would exempt it from all the provisions of the Act because doing so is necessary or appropriate in the public interest consistent with the protection of investors and consistent with the purposes intended by the Investment Company Act. The company simultaneously contacted the SEC’s Division of Investment Management to discuss the status of Cincinnati Financial Corporation under the Investment Company Act.

Management strongly believes that Cincinnati Financial Corporation is not an investment company because it is engaged primarily in the business of property casualty and life insurance through subsidiaries it owns, rather than the business of investing, reinvesting, owning, holding or trading in securities. As a result, Cincinnati Financial Corporation believes the holding company is outside the intended scope of the Investment Company Act and therefore should not be subject to the provisions of the Investment Company Act.

In the 1930s and 1940s, the U.S. Congress enacted a series of laws regulating publicly traded companies, including the Investment Company Act. The Investment Company Act is designed primarily to regulate “investment companies,” which generally includes mutual funds of the type sponsored by the Fidelity and Vanguard organizations (to pick two prominent examples), closed-end investment companies that are traded on the public stock markets, and certain non-managed pooled investment vehicles such as unit investment trusts. An investment company is required to register with the SEC as such, register its shares under the Securities Act of 1933, and is subject to a number of restrictions, regulations and limitations under the Investment Company Act.

There are several tests and enumerated exemptions to determine whether a company must register as an investment company under the Investment Company Act, along with defined processes for requesting exemptions. One such test, which is set forth in Section 3(a)(1)(C) of the Investment Company Act, states that a company is an investment company if it owns investment securities valued at more than 40 percent of its total assets (without including assets of its subsidiaries). At December 31, 2003, the investment assets held by Cincinnati Financial Corporation at the parent holding company were above the 40 percent level, as has been the case since 1991. As of December 31, 2003, as reflected on Schedule II in the Annual Report on Form 10-K, Cincinnati Financial Corporation reported $8.256 billion in total assets of which $4.833 billion, or approximately 58.5 percent, represented investment securities.

The company is committed to preserving its financial flexibility, maintaining its financial strength and protecting the value of its insurance operations over the long term. Management does not believe that the question of holding-company status under the Investment Company Act, or the process to resolve it, directly affects the company’s insurance company operations.

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2004	34

Management and the board are working with outside advisors to assess options that could reduce the Cincinnati Financial Corporation holding company’s ratio (as defined above) below 40 percent in the short term, while the SEC considers the application for an exemption from the Investment Company Act. Management has expressed some ideas to the Ohio Department of Insurance, but has not yet made a formal filing with the Department.

At this time, the company does not know if the SEC will grant the request for an exemptive order or, if the company is able to obtain such an order, how long the process will take. If the SEC takes the view that the holding company has been, and continues to be, operating as an unregistered investment company, Cincinnati Financial Corporation could be subject to remedial actions, should an action be brought by the SEC. Further, if Cincinnati Financial Corporation were to voluntarily elect to register as an investment company under the Investment Company Act, it could be subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. If the SEC determines that the company is an unregistered investment company, Cincinnati Financial Corporation may be unable to enforce contracts with third parties, and third parties could seek to obtain rescission of transactions with Cincinnati Financial Corporation undertaken during the period it was established that the holding company was an unregistered investment company, subject to equitable considerations set forth in the Investment Company Act. As a result, it could be determined that holders of Cincinnati Financial Corporation’s $420 million aggregate principal amount of 6.90% Senior Debentures due 2028 have a right to rescind such indebtedness, thereby requiring Cincinnati Financial Corporation to immediately repay such amounts. Cincinnati Financial Corporation may be unable to refinance such obligation on acceptable terms as a result of its potential status under the Investment Company Act. However, Cincinnati Financial Corporation currently has available sufficient assets to fund such repayment and believes that its assets are adequate to meet its short- and long-term obligations.

If Cincinnati Financial Corporation’s holding company were to voluntarily elect to register as a closed-end investment company under the Investment Company Act, a number of significant requirements would be imposed upon it. These would include, but not be limited to, a requirement that at least 40 percent of Cincinnati Financial Corporation’s board of directors not be “interested persons” of Cincinnati Financial Corporation as defined in the Investment Company Act and that those directors be granted certain special rights with respect to the approval of certain kinds of transactions (particularly those that pose a possibility of giving rise to conflicts of interest); restrictions on incurring indebtedness and broad prohibitions on affiliate transactions. While Cincinnati Financial Corporation could apply for individual exemptions from these restrictions, there is no guarantee that such exemptions would be granted, or granted on terms that Cincinnati Financial Corporation would deem practical. Additionally, Cincinnati Financial Corporation would be required to report its financial results in a different form than currently used. The different form would have the effect of turning Cincinnati Financial Corporation’s Statement of Operations “upside down” by requiring that Cincinnati Financial Corporation report its investment income and the results of its investment activities, instead of its insurance operations, as its primary sources of revenue. Cincinnati Financial believes that there may be other remedies if the SEC determines the company is an unregistered investment company, but these alternatives would require substantial changes in the company’s long-standing operating philosophies and practices.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit 11	Statement Recomputation of Per Share Earnings

Exhibit 31a	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer

Exhibit 31b	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer

Exhibit 32	906 Certification

(b) One current Report on Form 8-K was filed with the SEC since April 1, 2004.

June 28, 2004	Item 5. Other Events and Regulation FD Disclosure and Item 7. Financial Statements, Pro Forma Information and Exhibits

Exhibit 99.1: News release dated June 28, 2004, Cincinnati Financial Files Application with SEC Requesting Exemption from Investment Company Act of 1940

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended June 30, 2004	35

The following Reports on Form 8-K were furnished to the SEC since April 1, 2004. The information furnished in these reports shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall such information be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

July 22, 2004	Item 12. Results of Operations and Financial Condition
Exhibit 99.1: News release dated July 22, 2004, Cincinnati Financial Corporation Reports Record Second-Quarter 2004 Results (for the second quarter ended June 30, 2004)

June 3, 2004	Item 9. Regulation FD Disclosure
Exhibit 99.1: News release dated June 3, 2004, Cincinnati Financial Corporation Estimates May 2004 Storm Losses

April 26, 2004	Item 9. Regulation FD Disclosure
Exhibit 99.1: News release dated April 26, 2004, Cincinnati Financial Corporation Holds Shareholders’ and Directors’ Meetings

April 22, 2004	Item 12. Results of Operations and Financial Condition
Exhibit 99.1: News release dated April 22, 2004, Cincinnati Financial Corporation Reports Record First-Quarter 2004 Results (for the first quarter ended March 31, 2004)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The company furnished a news release announcing the second-quarter 2004 financial results on Form 8-K on July 22, 2004.

CINCINNATI FINANCIAL CORPORATION

Date: August 9, 2004

/S/ Kenneth W. Stecher

Kenneth W. Stecher
Chief Financial Officer and Senior Vice President, Secretary, Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended June 30, 2004	36