Form 10-Q
period 2004-09-30
CINCINNATI FINANCIAL CORP
filed 2004-11-08
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004.

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
☑ Yes ☐ No

As of October 29, 2004, there were 168,048,062 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

Part I – Financial Information

Item 1. Financial Statements

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in millions except share data)	2004	2003
	(unaudited)
ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2004—$4,268; 2003—$3,669)	$4,516	$3,925
Equity securities, at fair value (cost: 2004—$2,203; 2003—$2,487)	7,688	8,524
Other invested assets	38	36
Cash	311	91
Investment income receivable	98	99
Finance receivable	96	81
Premiums receivable	1,154	1,060
Reinsurance receivable	739	617
Prepaid reinsurance premiums	14	13
Deferred policy acquisition costs	396	372
Property and equipment, net, for company use (accumulated depreciation: 2004—$202; 2003—$181)	157	153
Other assets	118	75
Separate accounts	481	463

Total assets	$15,806	$15,509

LIABILITIES
Insurance reserves
Losses and loss expense	$3,681	$3,415
Life policy reserves	1,139	1,025
Unearned premiums	1,566	1,446
Other liabilities	603	404
Deferred income tax	1,774	1,949
Notes payable	58	183
6.9% senior debenture due 2028	420	420
Separate accounts	481	463

Total liabilities	9,722	9,305

SHAREHOLDERS’ EQUITY
Common stock, par value—$2 per share; authorized 200 million shares; issued: 2004—185 million shares, 2003—176 million shares	370	352
Paid-in capital	652	306
Retained earnings	1,879	1,986
Accumulated other comprehensive income—unrealized gains on investments and derivatives	3,726	4,084
Treasury stock at cost (2004—17 million shares, 2003—16 million shares)	(543)	(524)

Total shareholders’ equity	6,084	6,204

Total liabilities and shareholders’ equity	$15,806	$15,509

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,
(In millions except per share data)	2004	2003	2004	2003
	(unaudited)		(unaudited)
REVENUES
Earned premiums
Property casualty	$733	$678	$2,166	$1,963
Life	25	23	77	68
Investment income, net of expenses	124	117	365	347
Realized investment gains and losses	(7)	15	55	(44)
Other income	4	3	9	8

Total revenues	879	836	2,672	2,342

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	525	505	1,424	1,447
Commissions	157	143	468	402
Other operating expenses	63	32	192	142
Taxes, licenses and fees	16	19	55	48
Increase in deferred policy acquisition costs	(6)	(11)	(29)	(42)
Interest expense	11	8	27	25
Other expenses	0	3	6	10

Total benefits and expenses	766	699	2,143	2,032

INCOME BEFORE INCOME TAXES	113	137	529	310

PROVISION (BENEFIT) FOR INCOME TAXES
Current	78	30	120	75
Deferred	(55)	3	17	(10)

Total provision (benefit) for income taxes	23	33	137	65

NET INCOME	$90	$104	$392	$245

PER COMMON SHARE
Net income—basic	$0.54	$0.62	$2.33	$1.45
Net income—diluted	$0.53	$0.61	$2.30	$1.44

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

	Nine months ended September 30,
(In millions)	2004	2003
	(unaudited)
COMMON STOCK – NUMBER OF SHARES
Beginning of year	160	162
5% stock dividend	8	0
Purchase of treasury shares	0	(1)

End of period	168	161

COMMON STOCK
Beginning of year	$352	$352
5% stock dividend	18	0

End of period	$370	$352

TREASURY STOCK
Beginning of year	$(524)	$(469)
Purchases	(24)	(49)
Issued	5	0

End of period	$(543)	$(518)

PAID-IN CAPITAL
Beginning of year	$306	$300
Stock options exercised	2	4
5% stock dividend	344	0

End of period	$652	$304

RETAINED EARNINGS
Beginning of year	$1,986	$1,772
Net income	392	245
Dividends declared	(138)	(120)
5% stock dividend	(361)	0

End of period	$1,879	$1,897

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	$4,084	$3,643
Change in other accumulated comprehensive income, net	(358)	88

End of period	3,726	3,731

Total shareholders’ equity	$6,084	$5,766

COMPREHENSIVE INCOME
Net income	$392	$245
Change in other accumulated comprehensive income, net	(358)	88

Total comprehensive income	$34	$333

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
(In millions)	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$392	$245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23	20
Realized (gains) losses on investments	(55)	44
Interest credited to contract holders	17	18
Changes in:
Investment income receivable	1	6
Premiums and reinsurance receivable	(217)	(116)
Deferred policy acquisition costs	(23)	(43)
Other assets	(43)	(45)
Loss and loss expense reserves	266	240
Life policy reserves	85	54
Unearned premiums	120	140
Other liabilities	211	95
Current income tax	(18)	(10)
Deferred income tax	17	48

Net cash provided by operating activities	776	696

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities investments	124	121
Call or maturity of fixed maturities investments	538	364
Sale of equity securities investments	462	132
Collection of finance receivables	24	11
Purchase of fixed maturities investments	(1,262)	(836)
Purchase of equity securities investments	(113)	(205)
Investment in property and equipment	(27)	(14)
Investment in finance receivables	(39)	(15)
Investment in other invested assets	(8)	(1)

Net cash used in investing activities	(301)	(443)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(132)	(116)
Purchase/issuance of treasury shares	(19)	(49)
Increase in notes payable	(125)	0
Proceeds from stock options exercised	2	4
Contract holder funds deposited	57	31
Contract holder funds withdrawn	(38)	(15)

Net cash used in financing activities	(255)	(145)

Net increase in cash	220	108
Cash at beginning of year	91	112

Cash at end of period	$311	$220

Supplemental disclosures of cash flow information:
Interest paid	$18	$18
Income taxes paid	138	14
Conversion of fixed maturity to equity security investments	15	30

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

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

The September 30, 2004, condensed consolidated financial statements of the company are unaudited. The company believes that all adjustments (consisting only of normal recurring accruals) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily an indication of results to be expected for the remainder of the year. Per share amounts have been adjusted for the 5 percent stock dividend paid June 15, 2004.

Investments

Fixed maturities (bonds and notes) and equity securities (common and preferred stocks) have been classified as available for sale and are stated at fair values at September 30, 2004, and December 31, 2003.

At September 30, 2004, unrealized investment gains before taxes totaled $5.753 billion and unrealized investment losses in the investment portfolio amounted to $20 million. Total unrealized appreciation was primarily due to the company’s holdings in Fifth Third Bancorp (Nasdaq: FITB) and Alltel Corporation (NYSE:AT) common stock. The change in unrealized gains and losses on investments, net of taxes, described in the following table, is included in shareholders’ equity as accumulated other comprehensive income. The change in fixed maturities unrealized gains and losses for the third quarter and nine months ended September 30, 2004, was due primarily to interest-rate driven market value fluctuations in the fixed maturity portfolio. The change in equity securities unrealized gains and losses for the third quarter and nine months ended September 30, 2004, was due primarily to the decline in Fifth Third’s market value as well as the previously announced second-quarter 2004 sale of equity securities.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2004	2003	2004	2003
Fixed maturities	$66	$(30)	$(3)	$102
Equity securities	(117)	(135)	(357)	(15)
Other	(1)	(1)	2	1

Total	$(52)	$(166)	$(358)	$88

Realized gains and losses on investments are recognized in net income on a specific identification basis. See Investment Portfolio, Page 29, for additional discussion of the investment portfolio. Other-than-temporary declines in the fair value of investments are recognized in net income as realized investment losses at the time when facts and circumstances indicate such write-downs are warranted. In the three-month and nine-month periods ended September 30, 2004, the company recorded $5 million and $8 million in other-than-temporary impairment charges, compared with $8 million and $77 million in other-than-temporary impairment charges in the comparable prior-year periods (see Investments Results of Operations, Page 25, for discussion of the impairment charges).

Reinsurance

In the accompanying condensed consolidated statements of income, premiums earned are net of ceded premiums, and insurance losses and policyholder benefits are net of reinsurance recoveries, as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2004	2003	2004	2003
Ceded premiums	$63	$58	$157	$186
Reinsurance recoverables	$114	$16	$201	$109

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

The rise in reinsurance recoverables at September 30, 2004, primarily reflects the level of catastrophe losses during the third quarter of 2004.

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

Had compensation cost for the company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation,” the company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		Three months ended September 30,		Nine months ended September 30,
(In millions except per share data)		2004	2003	2004	2003
Net income	As reported	$90	$104	$392	$245
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		2	2	8	7

	Pro forma	$88	$102	$384	$238

Net income per common share—basic	As reported	$0.54	$0.62	$2.33	$1.45
	Pro forma	$0.52	$0.59	$2.28	$1.41
Net income per common share—diluted	As reported	$0.53	$0.61	$2.30	$1.44
	Pro forma	$0.52	$0.59	$2.26	$1.40

In determining the pro forma amounts above, the fair value of each option was estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in the nine months ended September 30, 2004 and 2003, respectively: dividend yield of 2.69 and 2.52 percent; expected volatility of 25.70 percent and 25.90 percent; risk-free interest rates of 4.10 percent and 4.26 percent; and expected lives of 10 years for all periods. Compensation expense in the pro forma disclosures is not indicative of future amounts as options vest over several years and additional grants generally are made each year.

Pension Plan

The measurement date for the company’s pension plan is December 31. The following summarizes the components of net periodic pension costs:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2004	2003	2004	2003
Service cost	$3	$2	$8	$7
Interest cost	2	2	8	7
Expected return on plan assets	(3)	(3)	(9)	(10)

Net pension expense	$2	$1	$7	$4

In the third quarter of 2004, the company contributed $8 million to the pension plan, as discussed in the 2003 Annual Report on Form 10-K.

Reclassifications

Certain prior-period amounts have been reclassified to conform with the current-period classifications.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (EITF 03-1). The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and cost method

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

investments. The basic model developed to evaluate whether an investment within scope of Issue 03-1 is other-than-temporarily impaired involves a three-step process including determining whether an investment is impaired (fair value less amortized cost), evaluating whether the impairment is other-than-temporary and, if other-than-temporary, requiring recognition of an impairment equal to the difference between the investment’s cost and fair value. In September 2004, the FASB issued Staff Position (FSP) No. EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01.” This FSP delays the effective date of the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1 at least until the fourth quarter of 2004. The amount of any other-than-temporary impairment that may need to be recognized in the future will be dependent on market conditions and management’s intent and ability to hold any such impaired securities. The company’s current asset impairment policy is discussed in the 2003 Annual Report on Form 10-K, Page 19.

Subsequent Events

As a result of the asset transfer, the company was able to access the capital markets, issuing $375 million of 6.125% senior notes on November  1, 2004.

NOTE 2 — SEGMENT INFORMATION

The company operates primarily in two industries, property casualty insurance and life insurance. Company management regularly reviews four reportable segments to make decisions about allocating resources and to assess performance:

•	commercial lines property casualty insurance

•	personal lines property casualty insurance

•	life insurance

•	investment operations

Operations of the parent company, CFC Investment Company and CinFin Capital Management Company (excluding investment activities) and other income of the insurance subsidiaries are reported as Other.

Revenues are primarily from unaffiliated customers.

•	Revenue for all three insurance segments is insurance premiums earned

•	Investment operations segment revenue is pretax net investment income plus realized investment gains and losses

•	Other revenue is primarily finance/lease income

Income before income taxes for the insurance segments is defined as underwriting income (loss).

•	Commercial lines and personal lines insurance segments — underwriting income (loss) is premiums earned minus loss and loss expenses incurred or policyholder benefits and underwriting expenses

•	Life insurance segment — underwriting income (loss) is premiums earned and separate account investment management fees, less contract holder benefits incurred and expenses incurred, plus investment interest credited to contract holders

Income before income taxes for the investment operations segment is net investment income plus realized investment gains and losses for all fixed maturity and equity security investments of the entire company, less interest credited to contract holders of the life insurance segment.

Losses before income taxes for the Other category are primarily due to interest expense from debt of the parent company and operating expenses of the company’s headquarters.

Identifiable assets by segment are those assets used in the respective segment’s operations. Identifiable assets are not separately reported for two reportable segments – commercial lines and personal lines of property casualty insurance – because company management does not use this measure to analyze those segments. All fixed maturity and equity security investment assets, regardless of ownership, are included in the investment operations segment.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

The following table summarizes segment information:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2004	2003	2004	2003
Revenues:
Commercial lines insurance	$537	$488	$1,576	$1,410
Personal lines insurance	196	190	590	553
Life insurance	25	23	77	68
Investment operations	117	132	420	303
Other	4	3	9	8

Total	$879	$836	$2,672	$2,342

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$46	$39	$218	$110
Personal lines insurance	(30)	(16)	(51)	(45)
Life insurance	0	1	2	0
Investment operations	106	120	386	271
Other	(9)	(7)	(26)	(26)

Total	$113	$137	$529	$310

	September 30,	December 31,
(In millions)	2004	2003
Identifiable assets:
Property casualty insurance	$1,904	$1,520
Life insurance	817	694
Investment operations	12,914	13,129
Other	171	166

Total	$15,806	$15,509

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion highlights significant factors influencing the consolidated results of operations and financial position of Cincinnati Financial Corporation (CFC). It should be read in conjunction with the consolidated financial statements and related notes included in the company’s 2003 Annual Report on Form 10-K. Dollar amounts are rounded to millions; calculations of percent changes are based on whole dollar amounts. Per share amounts have been adjusted for the 5 percent stock dividend paid June 15, 2004.

SAFE HARBOR STATEMENT

This is a “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Certain forward-looking statements contained herein involve potential risks and uncertainties. The company’s future results could differ materially from those discussed. Factors that could cause or contribute to such differences include, but are not limited to:

•	unusually high levels of catastrophe losses due to changes in weather patterns, environmental events, terrorism incidents or other causes

•	ability to obtain adequate reinsurance for the property casualty and life insurance operations on acceptable terms, amount of reinsurance purchased and financial strength of reinsurers

•	increased frequency and/or severity of claims

•	events or conditions that could weaken or harm our relationships with our independent agencies and hamper opportunities to add new agencies, resulting in limitations on our opportunities for growth, such as:

•	downgrade of our financial strength ratings

•	concerns that doing business with us is too difficult or

•	perceptions that our level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace

•	insurance regulatory actions, legislation or court decisions or legal actions that increase expenses or place us at a disadvantage in the marketplace

•	delays in the development, implementation, performance and benefits of technology projects and enhancements

•	inaccurate estimates or assumptions used for critical accounting estimates, including loss reserves

•	results and timely completion of assessment and remediation of internal controls for financial reporting under the Sarbanes-Oxley Act of 2002

•	recession or other economic conditions or regulatory, accounting or tax changes resulting in lower demand for insurance products

•	sustained decline in overall stock market values negatively affecting our equity portfolio, in particular a sustained decline in the market value of Fifth Third Bancorp shares, a significant equity holding

•	events that lead to a significant decline in the market value of a particular security and impairment of the asset

•	prolonged low interest rate environment or other factors that limit our ability to generate growth in investment income

•	adverse outcomes from litigation or administrative proceedings

•	effect on the insurance industry as a whole, and thus on our business, of the suit brought by the Attorney General of the State of New York against participants in the insurance industry, as well as any increased regulatory oversight that might result from the suit

•	limited flexibility in conducting investment activities if the restrictions imposed by the Investment Company Act of 1940 become applicable to us.

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

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

RESULTS OF OPERATIONS

Overview — Financial Highlights

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions except per share data)	2004	2003	Change %	2004	2003	Change %
Revenues	$879	$836	5.1	$2,672	$2,342	14.1
Net income	$90	$104	(13.0)	$392	$245	60.0
Per share data (diluted):
Net income	$0.53	$0.61	(13.1)	$2.30	$1.44	59.7
Book value	—	—		$36.21	$34.23	5.8
Return on equity	5.9%	7.1%		8.5%	5.7%
Return on equity based on comprehensive income	2.4%	(4.2%)		0.7%	7.8%

The consolidated results of operations reflect the operating results of each of the company’s four segments along with parent company and other non-insurance related activities. The four segments are:

•	commercial lines property casualty insurance

•	personal lines property casualty insurance

•	life insurance

•	investment operations

Revenues for the three-month period increased, reflecting earned premium growth and realized losses in the third quarter of 2004 versus realized gains in the third quarter of 2003. Revenues for the nine-month period also increased, reflecting earned premiums growth and realized investment gains for the first nine months of 2004 versus realized investment losses in last year’s first nine months.

Net income for both periods rose due to the growth in revenues and higher pretax underwriting profits for the property casualty insurance segments due to premium growth and lower loss and loss expenses.

Realized investment gains and losses – A significant factor in the growth rate for net income in any period can be realized investment gains and losses. Management believes it is important to carefully consider the impact of realized investment gains and losses on net income when evaluating the company’s insurance segments: property casualty insurance and life insurance. Management believes the level of realized investment gains and losses for any particular period, while it may be material, may obscure the performance of ongoing underlying business operations in that period. While realized investment gains and losses are integral to the company’s insurance operations over the long term, the determination to recognize investment gains or losses in any period may be subject to management’s discretion and is independent of the insurance underwriting process. Moreover, under applicable accounting requirements, gains and losses can be recognized from certain changes in market values of securities without actual realization, such as changes in the valuation of embedded derivatives or other-than-temporary impairment charges.

In the third quarter of 2004, the after-tax impact of net realized investment losses was to lower net income by $5 million, or 3 cents per share, compared with net realized investment gains in last year’s third quarter that increased net income by $10 million, or 6 cents. For the first nine months of 2004, the after-tax impact of net realized investment gains was to increase net income by $36 million, or 21 cents per share, compared with net realized investment losses that reduced net income by $29 million, or 17 cents per share, in the first nine months of 2003. The company reported a net realized investment gain in the first nine months of 2004 primarily because of the previously disclosed sale of equity securities. In addition, other-than-temporary impairment charges declined. See Investments Results of Operations, Page 25, for additional information on net realized investment gains and losses.

Other considerations —

•	Following the Ohio Supreme Court’s late 2003 decision to limit its 1999 Scott-Pontzer v. Liberty Mutual decision, during the first quarter of 2004, the company reviewed outstanding uninsured motorist/underinsured motorist (UM/UIM) claims for which litigation was pending. Those claims represented approximately $37 million in

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

previously established case reserves. Over the three months ended March 31, 2004, the company filed motions for dismissal in various jurisdictions for specific claims and released $32 million in related case reserves in addition to the $38 million that was released in the fourth quarter of 2003. The reserve releases in the first quarter added $21 million, or 12 cents per share, to net income in the first nine months of 2004. Remaining UM/UIM reserve changes have been immaterial since the first quarter of 2004. See the 2003 Annual Report on Form 10-K, Property Casualty Loss and Loss Expense Reserves, for additional information regarding UM/UIM reserves.

•	In the third quarter of 2003, the company recovered $23 million pretax from a settlement negotiated with a vendor. The recovery added $15 million, or 9 cents per share, to after tax net income. The negotiated settlement related to the $39 million one-time, pretax charge incurred in the third quarter of 2000 to write off previously capitalized software development costs.

Management considers the reserve release and software recovery to be unusual, and they should be taken into consideration when evaluating ongoing business operations.

Option expense – In the three months ended September 30, 2004 and 2003, reported net income per share on a diluted basis would have been reduced by 1 cent and 2 cents, respectively, if option expense, calculated using the binomial option-pricing model, had been included in operating expenses. In the nine months ended September 30, 2004 and 2003, reported net income per share on a diluted basis would have been reduced by 4 cents, if option expense, calculated using the binomial option-pricing model, had been included in operating expenses.

Book value – Due to a lower level of unrealized gains in the investment portfolio; book value per share declined to $36.21 at September 30, 2004, from the record year-end 2003 level of $36.85.

Comprehensive income – Accumulated other comprehensive income, which includes the accumulated unrealized gains on investments and derivatives, declined by $52 million in the third quarter of 2004. Return on equity based on comprehensive income for the third quarter of 2004 was 2.4 percent, compared with a negative 4.2 percent last year.

Effects of inflation – Management does not believe that inflation has had a material effect on our consolidated results of operations, except to the extent that inflation may affect interest rates and claim costs.

Outlook

Over the long term, management’s objective is to achieve steady growth while performing as an industry profitability leader. At the beginning of the year, management had established specific performance targets for full-year 2004. As circumstances warrant, management updates those targets based on its outlook for the insurance and investment markets and its progress in implementing operating strategies. For 2004, management now anticipates:

•	Property casualty written premium growth in the range of 7 percent as commercial lines pricing softens and the company maintains modest shorter-term expectations for new personal lines business. The outlook is based on comments from various agencies and production results, feedback from the company’s field marketing representatives and account retention trends, as well as plans for new agency appointments and staffing of new marketing territories.

•	A combined ratio for the property casualty insurance operations below 92 percent. Management had revised its target to 92 percent from 94 percent after the first six months of 2004. The outlook takes into account an approximate 1 percentage-point full-year benefit from the UM/UIM reserve release and approximately 5.0 percentage points for catastrophe losses. Management believes the company can surpass this level of underwriting success in 2005, assuming catastrophe losses are in the more normal range of 3 to 3.5 percentage points on the combined ratio. In 2003, the company reported a combined ratio of 94.7 percent, which included a benefit of 0.8 percentage points from a software recovery and 1.4 percentage points from the release of UM/UIM reserves and 3.6 percentage points from catastrophe losses.

•	Investment income growth above 4.5 percent due to the investment of a greater percentage of available cash flow in fixed income securities during the second and third quarters and potentially through the first half of 2005. Management previously had estimated investment income growth in the range of 3.5 percent to 4.5 percent.

Factors supporting management’s outlook for 2004 are discussed in the Results of Operations for each of the four business segments.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

Property Casualty Insurance Operations

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2004	2003	Change %	2004	2003	Change %
Earned premiums	$733	$678	8.2	$2,166	$1,963	10.3
Losses	430	407	5.7	1,139	1,162	(2.0)
Loss expenses	72	77	(6.0)	216	221	(2.2)
Commissions	149	136	9.6	445	379	17.2
Underwriting expenses	64	32	95.9	191	127	50.2
Policyholder dividends	2	3	(40.8)	8	9	(16.3)

Underwriting income	$16	$23	(29.0)	$167	$65	158.3

Combined ratio:
Loss ratio	46.9%	54.0%		46.5%	54.6%
Loss expense ratio	9.8	11.3		10.0	11.2

Loss and loss expenses ratio excluding catastrophe losses	56.7%	65.3%		56.5%	65.8%
Catastrophe loss and loss expenses ratio	11.8	6.1		6.1	4.6

Loss and loss expenses ratio	68.5%	71.4%		62.6%	70.4%
Commission ratio	20.3	20.0		20.5	19.3
Underwriting expense ratio	8.8	4.8		8.8	6.5
Policyholder dividend ratio	0.2	0.4		0.4	0.5

Combined ratio	97.8%	96.6%		92.3%	96.7%

Within the property casualty insurance market, the company offers both commercial and personal policies through a network of independent agencies. Highlights of the performance for the combined property casualty insurance operations included:

•	Earned premiums –Growth in the three- and nine-month periods ended September 30, 2004, was due to insurance industry pricing levels, as the company continued to obtain slightly higher premiums on new and renewal business and leverage the competitive characteristics discussed in its 2003 Annual Report on Form 10-K, Item 1, Property Casualty Insurance Operations. The company continues to apply its relationship-based strategies, including a case-by-case approach to new business and account renewals. Growth was reduced by an $11 million ceded reinsurance reinstatement premium incurred in the third quarter of 2004 to restore layers of the property catastrophe reinsurance program following Hurricane Ivan.

Growth also has reflected the efforts to improve customer service through the creation of smaller marketing territories, permitting local field marketing representatives to devote more time to each independent agency. At September 30, 2004, the company had 92 property casualty field territories, up from 87 at the beginning of 2003. During the remainder of 2004 and 2005, the company plans to split and staff at least eight additional territories, which would bring the total number of field territories to 100. As part of this program, the company recently announced plans to create a Delaware/Maryland territory. The planned Delaware/Maryland territory represents both the subdivision of the current Maryland territory and the company’s entry into its first new state since 2000. Cincinnati’s first agency appointments in Delaware are expected by mid-2005, following the company’s submission of its policy forms and rates to the Delaware Department of Insurance and subject to the Department’s approvals.

Management considers statutory net written premium growth to be a key performance indicator, since it can be used to compare the company’s growth with industry performance, allowing management to evaluate the success of its strategies. In the third quarter of 2004, the company’s statutory net written premiums rose 3.7 percent to $750 million from $723 million in last year’s third quarter. The growth rate was reduced by 1.5 percentage points by the reinsurance reinstatement premium. Management also considers new business measures to be a key indicator of the success of its competitive strategies. Third-quarter new business written directly by agencies was $87 million, unchanged from a year earlier as commercial lines new business growth offset a decline in personal lines new business.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

In the first nine months of 2004, the company’s statutory net written premiums rose 6.5 percent to $2.274 billion from $2.136 billion in the first nine months of 2003. The growth rate was reduced by 0.5 percentage points by the reinsurance reinstatement premium. New business written directly by agencies for the nine months ended September 30, 2004, was $253 million, up 4.9 percent over the first nine months of last year, as growth in commercial lines new business offset a decline in personal lines new business.

•	Underwriting results and combined ratio – For the third quarter of 2004, the overall property casualty combined ratio was 97.8 percent compared with 96.6 percent in last year’s third quarter. The difference primarily was attributable to three factors:

•	8.6 percentage point improvement in the loss and loss expense ratio excluding catastrophes

•	5.7 percentage point increase in the catastrophe loss ratio

•	4.1 percentage point increase in the underwriting expense ratio, primarily due to the 3.4 percentage point benefit of the software recovery in the third quarter of 2003

Total catastrophe losses of $86 million for third quarter, net of reinsurance, reflected $94 million from storms during the period, partially offset by savings from prior-period catastrophe losses. The third-quarter 2004 catastrophe losses contributed 11.8 percentage points to the property casualty combined ratio and had an effect on after-tax earnings per share of 33 cents for the third quarter. For the first nine months of 2004, catastrophe losses contributed 6.1 percentage points to the property casualty combined ratio and the effect on after-tax earnings per share was 51 cents.

Third-Quarter 2004			Loss Estimate pretax,
Events	Dates	States Primarily Affected	net of reinsurance)
Hurricane Jeanne	September 25-27	Florida, Georgia	$8	million
Hurricane Ivan	September 15-21	Alabama, Florida, Georgia, Pennsylvania	$37	million
Hurricane Frances	September 3-8	Florida	$12	million
Tropical Storm Gaston	August 29-30	Virginia	$1	million
Hurricane Charley	August 13-14	Florida, Georgia	$23	million
Wind Storm	July 12-14	Illinois	$13	million

The company’s reinsurance coverage limits its losses from catastrophic events such as wind, hail, hurricanes or earthquakes. Under the 2004 reinsurance program, the company retains the first $25 million in losses arising from a single event and 43 percent of losses from $25 million to $45 million. The company retains only 5 percent of losses between $45 million and $500 million. To restore affected layers of the property catastrophe reinsurance program following Hurricane Ivan, the company incurred an $11 million reinsurance reinstatement premium in the third quarter. The company has received only preliminary information on potential assessments for wind pools in Florida and other affected states but at this time believes the potential impact of any assessment would be immaterial.

For the first nine months of 2004, the overall property casualty combined ratio improved 4.4 percentage points to 92.3 percent. The difference primarily was attributable to three factors:

•	9.3 percentage point improvement in the loss and loss expense ratio excluding catastrophes, including 1.5 percentage point benefit from UM/UIM reserve release

•	1.5 percentage point increase in the catastrophe loss ratio

•	3.4 percentage point increase in the underwriting expense ratio, primarily due to the 1.2 percentage point benefit of the software recovery in the third quarter of 2003 and a 1.2 percentage point increase in the commission expense ratio

In 2003, third-quarter catastrophe losses were $41 million, contributing 6.1 percentage points to the combined ratio, with a 16 cent impact on earnings per share, and nine-month catastrophe losses were $90 million, contributing 4.6 percentage points, with a 34 cent impact on earnings per share.

•	Technology updates – As described in the 2003 Annual Report on Form 10-K, the company expects to continue to strengthen its relationships with agencies through the introduction and use of technology that is designed to bring agencies greater efficiencies and permit associates to spend more time with people and less with paper. Certain technology project implementation phases may occur in the first half of 2005, rather than the fourth quarter of 2004, because of testing of control systems as required by the Sarbanes-Oxley Act. These short-term schedule changes are not expected to affect significantly project completion timelines.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

For the company’s major technology initiatives, $13 million was capitalized during the first nine months of 2004. Management now believes that full-year capitalization costs will be under $20 million. Depreciation for both the three and nine months ended September 30, 2004, had a two-tenths of a percentage point impact on the overall property casualty combined ratio. For the full year, the impact on the overall combined ratio is estimated to be less than three-tenths of a percentage point.

WinCPP, an online rate quoting system for commercial package, commercial auto and workers compensation policies, has been expanded to 15 states and currently is available for agencies writing almost 85 percent of commercial lines premiums. During the second quarter, the company also delivered a partial version of its commercial lines processing system for business owner policies to a small group of Ohio agencies for testing. Feedback was positive and additional phases now are in development. I-View, a commercial lines imaging and workflow system, began initial pilot testing in the commercial lines area with full implementation anticipated by year-end 2005. This system is expected to enhance efficiency for commercial lines processing.

Training for Diamond, the new personal lines processing system, has been completed for agents in Indiana, Michigan and Ohio. Training for agents in Alabama and Florida is expected to begin in the fourth quarter of 2004, with training for agents in Illinois, Kentucky, Georgia and Wisconsin scheduled for 2005. Agencies that receive Diamond training are able to begin using the system immediately. During the third quarter of 2004, Diamond was used to process approximately $45 million in written premiums for Kansas, Indiana, Michigan and Ohio agencies, up from $12 million in the second quarter of 2004. The company continues to enhance Diamond to improve performance.

CMS, a new claims file management system, initially was deployed in late 2003. Field claims associates in all states are using CMS to process all newly reported claims.

•	Financial strength ratings – On August 26, 2004, the company announced it transferred investment securities with a market value of $1.600 billion to The Cincinnati Insurance Company, Cincinnati Financial Corporation’s lead property casualty insurance subsidiary. This action was related to the June 28, 2004, application to the SEC seeking exemptive relief under the Investment Company Act of 1940 (see Item 5, Other Information, Status of Application to SEC Requesting Exemption from Investment Company Act of 1940, Page 37, for more detail regarding the holding company’s status under the Investment Company Act). The transfer was authorized by Cincinnati Financial’s board of directors on August 13, 2004, and approved by the Ohio Department of Insurance on August 24, 2004.

After the contribution of $1.600 billion in marketable investment securities to The Cincinnati Insurance Company from the holding company, the ratio of investment securities held at the holding company level was 35.7 percent of total holding-company-only assets at September 30, 2004. While the transfer also raised The Cincinnati Insurance Company’s surplus, the action was not a means to accelerate growth or strengthen loss reserves. Rather, it allowed the company to retain the financial flexibility that continues to support its high financial strength ratings. At September 30, 2004, statutory surplus for the property casualty insurance group was $4.037 billion, up $1.257 billion from — 2003. The ratio of common stock to statutory surplus for the property casualty insurance group portfolio was 106.7 percent at September 30, 2004, compared with 114.7 percent at year-end 2003.

During the third quarter, the company also followed up on other actions that had been announced to support the strong policyholder surplus, including the short-term program to allocate virtually all funds available for investment purchases to fixed income securities. The short-term portfolio allocation builds on the enhancement to the reinsurance program accomplished in the second quarter of 2004 and the modifications to earthquake deductibles in selected Midwestern states that began to take effect this summer.

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

The Attorney General of the State of New York recently brought a suit against, and accepted guilty pleas from, participants in the insurance industry alleging certain illegal actions by these participants. Although the company does not do business with the party to the suit or those pleading guilty, is not involved in the suit at all and does not believe that the company’s business practices are of the same nature as those the suit alleges to have occurred, management cannot be certain of what ultimate effect the suit, as well as any increased regulatory oversight that might result from the suit, might have on the insurance industry as a whole, and thus on the company’s business.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

The company’s insurance subsidiaries have received information requests from the Departments of Insurance in Ohio and other states beginning November 1, 2004. These states, which sent requests to multiple insurance companies and other industry members, are surveying industry sales practices following recent allegations of unlawful conduct by certain insurers and brokers. The company anticipates receiving additional requests from other states in which it markets insurance through independent insurance agencies. The company intends to cooperate fully with the state insurance departments.

The discussion of the commercial lines and personal lines segments provides additional detail regarding property casualty strategies and trends.

Commercial Lines Results of Operations

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2004	2003	Change %	2004	2003	Change %
Earned premiums	$537	$488	10.1	$1,576	$1,410	11.7
Losses	277	259	7.1	723	750	(3.7)
Loss expenses	56	61	(7.0)	168	173	(2.5)
Commissions	108	98	10.2	324	271	19.5
Underwriting expenses	48	28	62.7	135	97	39.5
Policyholder dividends	2	3	(40.8)	8	9	(16.3)

Underwriting income	$46	$39	19.9	$218	$110	98.2

Combined ratio:
Loss ratio	42.7%	51.1%		41.7%	51.1%
Loss expense ratio	10.4	12.3		10.7	12.3

Loss and loss expenses ratio excluding catastrophe losses	53.1%	63.4%		52.4%	63.4%
Catastrophe loss and loss expenses ratio	9.0	2.0		4.1	2.0

Loss and loss expenses ratio	62.1%	65.4%		56.5%	65.4%
Commission ratio	20.1	20.1		20.6	19.2
Underwriting expense ratio	8.9	6.1		8.6	7.1
Policyholder dividend ratio	0.3	0.5		0.5	0.5

Combined ratio	91.4%	92.1%		86.2%	92.2%

Performance highlights for the commercial lines segment included:

Earned premiums – The primary source of earned premium growth for the three- and nine-month periods was slightly higher pricing on new and renewal commercial business and continued new business growth. The earned premium growth rates were reduced by 1.2 and 0.4 percentage points, respectively, by the reinsurance reinstatement premium. In the third quarter of 2004, commercial lines new business premiums written directly by agencies rose 2.0 percent to $73 million from $71 million a year earlier. In the first nine months of 2004, commercial lines new business premiums written directly by agencies rose 9.9 percent to a record $215 million from $195 million a year earlier.

The company’s standard approach is to write three-year commercial policies, which the company considers to be a competitive advantage in the commercial lines market, as further discussed in Item 1 of the 2003 Annual Report on Form 10-K. However, management estimates that approximately 75 percent of third-quarter 2004 commercial premiums were subject to annual rating within the three-year policy or were written on a one-year policy term.

Profitability – Improvement in commercial lines profitability primarily has been driven by more adequate premiums per exposure. In addition, the rate of growth in loss and loss expenses has slowed. The commercial lines combined ratio of 86.2 percent for the first nine months of 2004 included the benefit of the UM/UIM reserve release, which reduced the ratio by 2.0 percentage points. The commercial lines combined ratio of 92.1 percent and 92.2 percent for the third quarter and first nine months of 2003 included the benefit of the software recovery, which reduced the ratio by 2.9 percentage points and 1.0 percentage points, respectively.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

•	Losses incurred – Losses incurred includes both net paid losses and net reserve additions for unpaid losses. The third-quarter loss ratio improved to 53.1 percent, compared with 63.4 percent last year, as a result of market conditions and underwriting actions in the past several years, which have led to higher premiums on a relatively stable level of exposure. Net reserve additions for unpaid losses grew by $50 million during the third quarter of 2004, compared with $70 million during the third quarter of 2003 because of favorable development of reserves. The nine-month loss ratio improved to 52.4 percent, including $31 million or 2.0 percentage points from the UM/UIM reserve release, compared with 63.4 percent last year. Net reserve additions for unpaid losses were $98 million during the first nine months of 2004, compared with $159 million during the comparable prior period.

•	Management monitors incurred losses by size of loss, business line, risk category, geographic region, agency, field marketing territory and duration of policyholder relationship, addressing concentrations or trends as needed. Analysis of loss data by average size of loss over the past several years supports management’s belief that the increase in loss severity is not a temporary phenomenon.

Management evaluates new losses and case reserve adjustments greater than $250,000 to monitor frequency and severity. The third-quarter 2004 ratio of new losses and case reserve adjustments greater than $250,000 to earned premiums was 13.8 percent compared with 19.1 percent a year ago. Based on the nine-month results, management does not believe the quarter-over-quarter improvement indicates any new trend.

Commercial Lines Losses Incurred Analysis

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2004	2003	2004	2003
Losses $1 million or more	$23	$30	$72	$72
Losses $250 thousand to $1 million	19	31	80	82
Development and case reserve increases of $250 thousand or more	32	31	95	84
Other losses	155	157	411	484

Total losses excluding catastrophe losses	229	249	658	722
Catastrophe losses	48	10	65	28

Total losses	$277	$259	$723	$750

As a percent of earned premiums:
Losses $1 million or more	4.3%	6.2%	4.6%	5.1%
Losses $250 thousand to $1 million	3.6	6.5	5.1	5.9
Development and case reserve increases of $250 thousand or more	5.9	6.4	6.0	5.9
Other losses	28.9	32.0	26.0	34.2

Loss ratio excluding catastrophe losses	42.7%	51.1%	41.7%	51.1%
Catastrophe loss ratio	9.0	2.0	4.1	2.0

Total loss ratio	51.7%	53.1%	45.8%	53.1%

•	Loss expenses incurred – Loss expenses declined as a percent of earned premium in the three and nine months ended September 30, 2004, due to premium growth, lower claims severity and lower reserve increases.

•	Catastrophe losses – Commercial lines catastrophe losses, net of reinsurance and before taxes, were $48 million and $65 million in the three- and nine-month periods ended September 30, 2004, compared with $10 million and $28 million in the comparable prior periods.

•	Commission and underwriting (non-commission) expenses incurred – The increase in the total underwriting expense ratio in both the three- and nine-month periods was primarily due to the 2003 software recovery, which reduced last year’s ratio by 2.9 percentage points and 1.0 percentage points in the three- and nine-month periods.

•	Policyholder dividends incurred – Policyholder dividend expense as a percent of earned premiums was 0.3 percent and 0.5 percent in the three and nine months ended September 30, 2004, compared with 0.5 percent in each of the comparable prior periods. The ratio indicates lower accrual of future workers compensation dividend payments in the third quarter of 2004 as the company wrote fewer policies with dividend plans.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

Line of Business Analysis

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2004	2003	Change %	2004	2003	Change %
Commercial multi-peril:
Earned premium	$187	$172	8.8	$556	$498	11.6
Loss and loss expenses incurred	136	113	20.4	347	335	3.6
Loss and loss expenses ratio	72.4%	65.4%		62.4%	67.2%
Loss and loss expenses ratio excluding catastrophes	49.4	60.1		52.8	62.2
Workers compensation:
Earned premium	$80	$73	8.9	$233	$217	7.2
Loss and loss expenses incurred	63	57	10.0	185	172	7.9
Loss and loss expenses ratio	79.1%	78.3%		79.5%	79.0%
Loss and loss expenses ratio excluding catastrophes	79.1	78.3		79.5	79.0
Commercial auto:
Earned premium	$114	$106	7.7	$335	$310	8.1
Loss and loss expenses incurred	68	69	(1.8)	176	193	(8.6)
Loss and loss expenses ratio	59.6%	65.4%		52.6%	62.2%
Loss and loss expenses ratio excluding catastrophes	58.6	64.8		52.3	61.1
Other liability:
Earned premium	$103	$89	16.3	$296	$251	17.8
Loss and loss expenses incurred	38	54	(28.5)	116	145	(20.0)
Loss and loss expenses ratio	37.2%	60.6%		39.2%	57.7%
Loss and loss expenses ratio excluding catastrophes	37.2	60.6		39.2	57.7

In total, commercial multi-peril, workers compensation, commercial auto and other liability accounted for approximately 90 percent of total commercial lines earned premium. Approximately 95 percent of the company’s commercial lines premiums are written as packages, providing accounts with coverages from more than one business line. The company believes that its commercial lines growth and profitability is best measured and evaluated on a segment basis.

Results for the business lines within the commercial lines segment have reflected the company’s emphasis on underwriting and obtaining adequate pricing for the covered risk. Other factors that have affected results for these lines included:

•	Commercial multi-peril – Earned premiums grew 8.8 percent in the third quarter and 11.6 percent in the first nine months of 2004, which reflected the company’s ability to continue to obtain higher premiums on renewal business and increase new business during the first nine months of 2004. The loss and loss expense ratio rose by 7.0 percentage points for the three-month period due to the 17.7 percentage point rise in catastrophe losses. For the nine-month period, the loss and loss expense ratio declined by 4.8 percentage points despite a 4.6 percentage point increase in the contribution of catastrophe losses.

•	Workers compensation – Earned premiums grew 8.9 percent in the third quarter and 7.2 percent in the first nine months of 2004. The loss and loss expense ratios for the three-months rose slightly over the comparable prior period with the nine-month ratio essentially unchanged from last year.

•	Commercial auto – Earned premiums grew 7.7 percent in the third quarter and 8.1 percent in the first nine months of 2004. The loss and loss expense ratio for the third quarter declined by 5.8 percentage points. The nine-month 2004 loss and loss expense ratio of 52.6 percent, which included a 6.1 percentage-point benefit ($21 million) from the release of UM/UIM reserves, was below the 62.2 percent ratio for the first nine months of 2003. The ratio in 2003 reflected a higher number of larger commercial auto claims.

•	Other liability (commercial umbrella, commercial general liability and most executive risk policies) – Earned premiums grew 16.3 percent in the third quarter and 17.8 percent in the first nine months of 2004, the result of continued rate increases. The loss and loss expense ratio for the third quarter declined by 23.4 percentage points.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

The nine-month 2004 loss and loss expense ratio of 39.2 percent, which included a 2.7 percentage-point benefit ($8 million) from the release of UM/UIM reserves, compared with 57.7 percent for the first nine months of 2003. The company monitors results for the other liability business line closely but anticipates quarter-to-quarter fluctuations related to the nature and size of the commercial umbrella policies and limits and changes in loss severity and frequency.

Commercial Lines Outlook

During the remainder of 2004 and into 2005, the company anticipates commercial lines insurance market trends will reflect the pressure on pricing from the industry’s increasing surplus and improving profitability. During the third quarter, agents indicated that renewal price increases were running in the low single digits, with variations by geographic region and class of business. Aggressive pricing is occurring more frequently for higher quality accounts although disciplined underwriting appears to be the norm. Management expects competition to accelerate during the remainder of the year and into 2005. The company will continue to market its products to a broad range of business classes, price its products adequately and take a package approach. The company intends to maintain its underwriting selectively and to manage carefully its rate levels as well as maintain its programs that seek to accurately match exposures with appropriate premium. The creation of new marketing territories and appointment of new agencies over the next several years also could contribute to commercial lines growth.

For the full year, management anticipates commercial lines growth on a written premium basis to be slightly below its original target of 10 percent. When compared with results for 2003, management also anticipates incremental improvement in the already strong combined ratio.

Personal Lines Results of Operations

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2004	2003	Change %	2004	2003	Change %
Earned premiums	$196	$190	3.3	$590	$553	6.7
Losses	153	148	3.4	416	412	1.2
Loss expenses	16	16	(2.4)	48	48	(0.9)
Commissions	41	38	8.2	121	108	11.7
Underwriting expenses	16	4	392.8	56	30	84.6

Underwriting income	$(30)	$(16)	(90.7)	$(51)	$(45)	(12.3)

Combined ratio:
Loss ratio	58.7%	61.4%		58.9%	63.2%
Loss expense ratio	8.2	8.6		8.2	8.7

Loss and loss expenses ratio excluding catastrophe losses	66.9%	70.0%		67.1%	71.9%
Catastrophe loss and loss expenses ratio	19.3	16.6		11.6	11.2

Loss and loss expenses ratio	86.2%	86.6%		78.7%	83.1%
Commission ratio	20.9	20.0		20.5	19.6
Underwriting expense ratio	8.3	1.8		9.4	5.5

Combined ratio	115.4%	108.4%		108.6%	108.2%

Performance highlights for the personal lines segment include:

Earned premiums – The primary source of growth in the three- and nine-month periods was higher rates for renewal personal lines business, reflecting additional premium from initiatives to ensure that policyholders purchase adequate coverage limits for the insured risk and to provide for specific charges for certain coverage extensions such as water damage. The earned premium growth rates were reduced by 2.1 and 0.7 percentage points, respectively, by the reinsurance reinstatement premium. Policy count remained relatively flat compared with the year-earlier period. The company continues to renew approximately 90 percent of personal lines policies, which the company believes indicates that current policyholders recognize the value that their agent and the company bring.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

In the first nine months of 2004, the roll-out of Diamond, the company’s new personal lines policy processing system, was completed for agencies in Indiana, Michigan and Ohio. These are three of the company’s largest personal lines states, accounting for 53.1 percent of personal lines premium volume in 2003. Diamond has been used by the company’s Kansas agencies since July 2002. Agencies that complete the training are able to immediately use the Diamond system to process new and renewal personal lines policies. Training for agents in Alabama and Florida is expected to begin in the fourth quarter of 2004, with training for agents in Illinois, Kentucky, Georgia and Wisconsin scheduled for 2005. Before entering each state, Diamond is modified to accommodate that state’s rules and rates.

Personal lines new business premiums written directly by agencies was $14 million in the third quarter of 2004 compared with $15 million in the third quarter of 2003, and $39 million for the first nine months of 2004 compared with $46 million in the prior nine-month period.

Combined ratio – The third-quarter and nine-month combined ratios rose when compared with the year-earlier period as higher catastrophe losses and a rise in underwriting expenses in 2004 as well as the benefit of the software recovery in 2003 offset improvement in the non-catastrophe loss and loss expenses ratio.

While generally seeking to leverage the relationships with the company’s independent agencies, efforts to improve personal lines profitability have focused on the personal auto and homeowner business lines as discussed below. The significant components of expenses for the personal lines segment were:

•	Losses incurred – Losses incurred include both net paid losses and net reserve additions for unpaid losses. For personal lines, losses incurred increased to $153 million in the third quarter of 2004 from $148 million. Net reserve additions for unpaid losses grew $21 million during the third quarter of 2004, compared with $15 million during the third quarter of 2003. The nine-month loss ratio improved to 70.5 percent, including $1 million or 0.1 percentage points from the UM/UIM reserve release, compared with 74.4 percent last year. Net reserve additions for unpaid losses were $54 million during the first nine months of 2004, compared with $37 million during the comparable prior period.

Management monitors incurred losses by size of loss, business line, risk category, geographic region, agency, field marketing territory and duration of policyholder relationship, addressing concentrations or trends as needed. Analysis of loss data by average size of loss over the past several years supports management’s belief that the increase in loss severity is not a temporary phenomenon.

Personal Lines Losses Incurred Analysis

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2004	2003	2004	2003
Losses $1 million or more	$3	$6	$13	$13
Losses $250 thousand to $1 million	9	9	33	27
Development and case reserve increases of $250 thousand or more	5	3	14	8
Other losses	98	98	288	302

Total losses excluding catastrophe losses	115	116	348	350
Catastrophe losses	38	32	68	62

Total losses	$153	$148	$416	$412

As a percent of earned premiums:
Losses $1 million or more	1.7%	3.3%	2.3%	2.3%
Losses $250 thousand to $1 million	4.7	4.7	5.6	4.9
Development and case reserve increases of $250 thousand or more	2.4	1.5	2.4	1.5
Other losses	49.9	51.9	48.6	54.5

Loss ratio excluding catastrophe losses	58.7%	61.4%	58.9%	63.2%
Catastrophe loss ratio	19.3	16.6	11.6	11.2

Total loss ratio	78.0%	78.0%	70.5%	74.4%

Management evaluates new losses and case reserve adjustments greater than $250,000 to monitor frequency and severity. In the third quarter of 2004, the total of new losses and case reserve adjustments greater than $250,000 declined as a percentage of earned premiums from the third quarter of 2003.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

•	Loss expenses incurred – Loss expenses incurred were lower as a percent of earned premium in the third quarter and nine months of 2004 due to premium growth.

•	Catastrophe losses – Personal lines catastrophe losses, net of reinsurance and before taxes, were $38 million and $68 million in the three- and nine-month periods ended September 30, 2004, compared with $32 million and $62 million in the comparable prior periods of 2003.

•	Commission and underwriting (non-commission) expenses incurred – The increase in the total underwriting expense ratio in both the three- and nine-month periods reflected a rise in both the commission expense ratio and the underwriting expense ratio. The commission expense ratio rose in both periods because the contingent commission accrual rose due to continued strong growth and profitability for selected agencies. The 3.9 percentage-point increase in underwriting expense for the nine months primarily reflected Diamond-related technology expenses as well as the benefit of the software recovery in 2003. The 2003 software recovery reduced last year’s underwriting expense ratio by 4.2 percentage points and 1.4 percentage points in the three- and nine-month periods.

Line of Business Analysis

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2004	2003	Change %	2004	2003	Change %
Personal auto:
Earned premium	$113	$109	3.6	$338	$317	6.5
Loss and loss expenses incurred	72	68	6.0	217	219	(0.7)
Loss and loss expenses ratio	63.9%	62.4%		64.4%	69.0%
Loss and loss expenses ratio excluding catastrophes	62.5	61.5		63.3	67.7
Homeowner:
Earned premium	$62	$60	3.3	$191	$177	7.6
Loss and loss expenses incurred	81	80	1.8	202	196	3.3
Loss and loss expenses ratio	130.7%	132.5%		106.0%	110.4%
Loss and loss expenses ratio excluding catastrophes	74.9	83.2		73.3	78.8

The personal auto and homeowner business lines together account for approximately 90 percent of the total personal lines earned premiums. The company’s intent is to write personal auto and homeowner coverages in personal lines packages. The company believes that the personal lines business is best measured and evaluated on a segment basis.

•	Personal auto – Earned premiums for personal auto grew 3.6 percent in the third quarter and 6.5 percent in the first nine months of 2004. The growth was driven by the effect of rate increases beginning in late 2002 for new and renewal business. During the first nine months of 2004, rate increases in the range of 2.1 percent to 9.4 percent became effective in 15 states. Increases in the range of 1.6 percent to 4.8 percent have been filed and approved in five more states for the remainder of 2004. Management believes the company’s personal auto rates remain competitive.

The loss and loss expense ratio for personal auto rose slightly to 63.9 percent for the third quarter of 2004, compared with 62.4 percent in last year’s third quarter. For the nine months, the loss and loss expense ratio improved to 64.4 percent, including a 0.1 percentage-point benefit from the UM/UIM reserve release, compared with 69.0 percent in the comparable prior period. The benefits of a personal auto re-underwriting program continue to offset rising loss severity.

•	Homeowner – Earned premiums for homeowners grew 3.3 percent in the third quarter and 7.6 percent in the first nine months of 2004. The third-quarter and nine-month 2004 loss and loss expense ratios for the homeowner line improved slightly due to the company’s program to improve homeowner profitability. Management continues to seek to improve the quarterly loss and loss expense ratio to the 72 percent to 74 percent level by the end of 2005. That target assumes that catastrophe losses would contribute 17 percentage points to the full-year loss ratio. However, over the past three years, catastrophe losses have added approximately 20 percentage points to the full-year homeowner loss and loss expense ratio.

During the second quarter, the company began changing homeowner policy earthquake deductibles to 10 percent from 5 percent in selected Midwestern states to reduce the company’s exposure to a single significant catastrophic event.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

See Property Casualty Insurance Operations, Page 14, for discussion of the company’s strategy to support the financial strength ratings of its property casualty insurance operations.

The three most significant actions taken since 2003 to improve profitability for the homeowner line are summarized below. It will take three years for the full benefit of these actions to be reflected in homeowner results.

•	Rate changes – In 2003, 23 rate increases were effective in 21 of the 25 states in which the company writes homeowners policies. In four of the company’s six largest personal lines states, those 2003 increases were in the 10 percent to 20 percent range. During the first nine months of 2004, rate increases in the range of 4.8 percent to 37.3 percent became effective in 19 states. Increases in the range of 3.0 percent to 15.6 percent have been filed and approved in five more states for the remainder of 2004. Rate changes are applied to new business and to existing policies as they come up for renewal.

•	Changes in policy terms and conditions – The company has identified specific coverage areas for updating to increase its control over risk and pricing, including capping replacement cost coverage for most policies and changing the water damage coverages. These changes began to go into effect over the past 18 months as policies have renewed and new business has been written. By the end of 2005, virtually all of the company’s homeowner policies will have the new terms and conditions.

•	Shift to one-year policies – In conjunction with the deployment of the Diamond personal lines policy processing system, the company has begun to write homeowner policies on a one-year basis instead of a three-year basis. One-year policies allow the company to modify rates, terms and conditions more rapidly when necessary. The company has moved to one-year homeowner policies in Alabama, Florida, Indiana, Kansas, Kentucky, Michigan, Nebraska, Ohio and Wisconsin. The company plans for policies written in other states to shift to a one-year basis in advance of the Diamond deployment for each specific state. At the end of the third quarter of 2004, management estimates that approximately 20 percent of homeowner policies now have been written on a one-year term.

The benefits of changes in rates and policy terms and conditions has been deferred because the company traditionally has written homeowner business on a three-year policy term and only one third of policies come up for renewal each year. However, the effect at renewal illustrates the benefit to the company of the actions taken. For example in Ohio, which accounted for 32.2 percent of the company’s 2003 total homeowner earned premiums, typical policyholders are experiencing approximately a 40 percent increase in total premium for their 2004 homeowner renewal policies. The increase reflects the cumulative effect of insured value and policy changes that were effected by the company over the policyholders’ most recent three-year term.

Personal Lines Outlook

In the personal lines marketplace, the company believes agents select Cincinnati for their value-oriented clients who seek to balance value and price and are attracted by Cincinnati’s superior claims service and the benefits of the company’s package approach. However, management is maintaining modest growth expectations for the personal lines area. Five factors are contributing to that view:

•	Timing – The company implemented homeowner rate increases in its larger states in late 2003 and early 2004. As a result, the impact of these rate changes will accumulate through the end of 2006, because only one third of policies come up for renewal each year.

•	Rate levels — The company continues to work with its agents to refine the current rate structure to bring homeowner profitability in line with personal auto results and establish prices that attract agencies’ quality accounts. Management believes homeowner rate increases instituted in the past 18 months generally established pricing above the mid-point of market rates. As a result, current rates in some areas may be at a level that diminishes a differentiating factor for more price-sensitive consumers. In addition, the rate of increase for policies renewing for the first time in three years can be significant, as discussed above, even if the result is a competitive price. In a few markets, management believes rates may be too high and it continues to evaluate independent agent input on potential refinements to the rate structure.

•	Policy characteristics – In keeping with industry practices and as noted above, the company’s homeowner policies now include specific charges for optional coverages previously included at no charge, such as water damage coverage. This change is an advantage for policyholders because it allows them to select the amount of coverage to meet their needs. However, this change also may have diminished a differentiating factor for the company’s products in the marketplace.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

•	Underwriting — Personal lines underwriters are focusing on insurance-to-value initiatives to verify policyholders are buying the correct level of coverage for the value of the insured risk. In addition, the company is carefully maintaining its underwriting standards to help achieve the return to profitability.

•	Diamond introduction — The transition to the Diamond system of agencies writing in total more than 50 percent of personal lines volume is a significant accomplishment. However, the company now understands that the agency learning curve for Diamond may be steeper than anticipated, potentially reducing agency attention to new business efforts.

Management believes the new system will ultimately make it easier for agents to place personal auto, homeowners and other personal lines business with the company, while greatly increasing policy-issuance and policy-renewal efficiency and providing direct-bill capabilities. Agents using Diamond chose direct bill for 46 percent of the policies and headquarters policy printing for 71 percent of the policies in the first nine months of 2004, options that were not available on the company’s previous system.

The appointment of new agencies over the next several years also could contribute to personal lines growth.

These factors may affect the personal lines growth rate, however, management believes that they will allow the company to improve the profitability of its homeowner line of business while maintaining or slightly improving personal auto profitability. While primarily focusing on longer-term targets for the homeowner line because of the existing base of three-year policies, management believes it will see steady improvement in the overall personal lines loss and loss expense ratio excluding catastrophes in the fourth quarter of 2004 and throughout 2005 as the company continues to work through the renewal policy cycle.

Life Insurance Results of Operations

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2004	2003	Change %	2004	2003	Change %
Earned premiums	$25	$23	7.2	$77	$68	13.5
Separate account investment management fees	1	1	46.0	2	2	50.9
Contract holders benefits incurred	23	22	8.0	71	66	8.1
Investment interest credited to contract holders	(11)	(12)	1.7	(34)	(32)	(4.1)
Expenses	14	13	6.1	40	36	12.0

Life insurance segment income	$0	$1	(75.1)	$2	$0	898.1

Performance highlights for the life insurance segment include:

Revenues – Earned premiums grew 7.2 percent and 13.5 percent in the third quarter and first nine months of 2004. Since the beginning of the year, face amounts of in-force policies have grown 13.0 percent and applications submitted have grown 5.4 percent. Because of strong market demand for fixed-annuity products during 2004, annuity sales were $18 million in this year’s third quarter, compared with $3 million last year, and $49 million in the first nine months of 2004 compared with $34 million for the comparable prior period. Third-quarter and nine-month results reflected a positive response to recently introduced enhancements to the life insurance company’s term life insurance product portfolio.

Profitability – The GAAP-based income reported by the life insurance segment was modest because its investment income is included in investment segment results, except investment income credited to contract holders (interest assumed in life insurance policy reserve calculations). At the same time, management recognizes that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life policies. For that reason, management also evaluates GAAP data including results for investment activities on life insurance-related assets for The Cincinnati Life Insurance Company subsidiary, which comprises the life insurance segment. GAAP net income for Cincinnati Life declined 35.2 percent to $5 million for the third quarter from $8 million for the comparable 2003 period. Third-quarter realized losses in the life insurance company’s investment portfolio were due to the sale of airline bonds and a decline in the fair value of derivatives embedded in convertible securities. For the nine months ended September 30, 2004, GAAP net income including net realized investment gains and losses rose to $24 million from $14 million for the comparable 2003 period due primarily to net realized investment gains.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

Life Insurance Outlook

As the life insurance company seeks to increase penetration of the property casualty agencies, management’s objective is growth in premiums. Because of changes in the reinsurance marketplace, management is concerned about the future cost and availability of reinsurance for term life insurance products, which may affect the company’s ability to expand in this area. Term insurance is the company’s largest life insurance product line. Management is studying alternatives in conjunction with negotiating the 2005 renewal of the company’s life insurance reinsurance program.

During the third quarter, Cincinnati Life added a disability income product to its worksite marketing portfolio and made electronic enrollment available for worksite marketing programs. Other 2004 technology initiatives include placing the life insurance sales system on CinciLink, the company’s agency extranet. This will bring agents the convenience of online form completion and submission, eliminating the expense of frequent software-update mailings.

Investments Results of Operations

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2004	2003	Change %	2004	2003	Change %
Investment income:
Fixed maturity interest	$64	$60	8.5	$187	$177	5.8
Equity dividends	58	57	1.8	176	169	4.1
Other investment income	3	1	108.3	5	4	25.2
Investment expenses	(1)	(1)	(31.8)	(3)	(3)	(9.8)

Total net investment income	$124	$117	6.1	$365	$347	5.2

Investment interest credited to contract holders	(11)	(12)	1.7	(34)	(32)	(4.1)

Net realized investment gains (losses):
Other-than-temporary impairment charges	$(5)	$(8)	35.5	$(8)	$(77)	89.2
Realized investment gains and losses	8	14	(41.9)	70	24	199.2
Change in valuation of embedded derivatives	(10)	9	(214.4)	(7)	9	(177.3)

Net realized investment gains (losses)	$(7)	$15	(145.0)	$55	$(44)	223.9

Total investment operations income	$106	$120	(11.8)	$386	$271	43.1

The investment segment contributes investment income and realized investment gains and losses to results of operations.

Investment income – Pretax net investment income reached a new record of $124 million in the third quarter of 2004, rising 6.1 percent over the third quarter of 2003. Growth in investment income continued to be driven by higher interest income due to increased cash flow invested in the fixed-income portfolio and to increased dividend income from the common stock portfolio.

Overall, dividends contributed 47.0 percent of pretax investment income in the third quarter of 2004, compared with 49.0 percent in the third quarter of 2003. Over the past 12 months, 39 of the 50 common stock holdings in the portfolio raised their indicated dividend payout. Those increases should add approximately $16 million to investment income on an annualized basis. Fifth Third, the company’s largest equity holding, contributed 39.8 percent of total dividend income in the third quarter of 2004.

Pretax net investment income was $365 million for the first nine months of 2004, rising 5.2 percent. Dividends contributed 48.1 percent of pretax investment income in the first nine months of 2004, compared with 48.6 percent in the first nine months of 2003. Fifth Third, the company’s largest equity holding, contributed 44.3 percent of total dividend income in the first nine months of 2004.

Net realized investment gains and losses – The company recorded $7 million in pretax net realized investment losses in the third quarter of 2004 compared with $15 million in pretax net realized investment gains in the third quarter of 2003.

•	Other-than-temporary impairment charges – $5 million in other-than-temporary impairment charges were recorded in the third quarter of 2004, compared with $8 million in other-than-temporary impairment charges in the third quarter of 2003. For the nine months, $8 million in other-than-temporary impairment charges were recorded, compared with $77 million in the comparable prior period. Management believes other-than-temporary impairment charges were lower in 2004 because of economic factors and the improved quality of the portfolio.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2004	2003	2004	2003
Airline	$(5)	$(4)	$(5)	$(18)
Utility/merchant energy/trading	0	0	0	(30)
Healthcare	0	0	0	(10)
Other	0	(4)	0	(19)

Total	$(5)	$(8)	$(5)	$(77)

•	Realized investment gains and losses – In the third quarter of 2004, the company recorded $8 million in net realized investment gains from the sale of securities, compared with $14 million in last year’s third quarter. In the first nine months of 2004, the company recorded $70 million in realized investment gains, compared with $24 million in the first nine months of last year. On an ongoing basis, the company buys and sells securities to help achieve its portfolio objectives. However, during the second quarter of 2004, the company sold $356 million in equity holdings as part of a program to support the financial strength ratings of its property casualty insurance operations (see Property Casualty Insurance Operations, Page 14). The amount sold was the primary reason for the increase in the realized gains in the nine months ended September 30, 2004. Although the company prefers to hold fixed-income securities until maturity, a decision to sell or to reduce a holding reflects management’s perception of a change in the underlying fundamentals of the security and preference to allocate those funds to investments that more closely meet the established parameters for long-term stability and growth.

•	Change in valuation of embedded derivatives – In the three- and nine-month periods of 2004, the company recorded $10 million and $7 million in fair value declines for embedded derivatives, versus $9 million in fair value gains in both of the comparable 2003 periods. The application of SFAS No. 133 requires measurement of the fluctuations in the value of the embedded derivative features in selected convertible securities. See Note 1 to the Consolidated Financial Statements in the 2003 Annual Report on Form 10-K for details on the accounting for convertible security embedded options.

Investments Outlook

Management believes that it will achieve investment income growth above 4.5 percent in 2004 as a result of the anticipated growth in dividend income, the potential rise in interest rates, strong cash flow from insurance operations and the higher-than-normal allocation of new cash flow to fixed-income securities. While management does not forecast realized investment gains and losses, it believes that impairment charges in 2004 will be limited to securities marked to market because they have been identified for sale, or those where issuer-specific events cause sharp declines in market value with little or no warning.

The company’s asset impairment committee continues to monitor the investment portfolio. The company also is awaiting the Financial Accounting Standard Board’s final decision regarding EITF 03-1 (see Note 1, Recent Accounting Pronouncements, Page 8). Until that decision is announced, the company is unable to estimate the impact of adoption of the standard on its recognition of other-than-temporary impairment losses. The company’s current asset impairment policy is discussed in the 2003 Annual Report on Form 10-K, Page 19. The company believes that the committee’s ongoing reviews help to minimize the effect of changes in interest rates that may negatively change the value of the company’s holdings.

Other

Operations of the parent company and two of its subsidiaries, CFC Investment Company and CinFin Capital Management Company (excluding investment activities), and other income of the insurance subsidiaries contributed $4 million and $3 million in revenues in the third quarters of 2004 and 2003, respectively. Losses before income taxes of $9 million, compared with $7 million, were primarily due to interest expense from debt of the parent company and operating expenses of the company’s headquarters.

Taxes

Income tax expense was $23 million in the third quarter of 2004 compared with $33 million in the third quarter of 2003. The effective tax rate for the third quarter of 2004 was 20.3 percent compared with 24.3 percent for the same period last year because of lower underwriting profits primarily due to the higher level of catastrophe losses.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

Income tax expense was $137 million in the first nine months of 2004 compared with $65 million in the first nine months of 2003. The effective tax rate for the first nine months of 2004 was 25.9 percent compared with 20.8 percent for the same period last year. In addition to higher underwriting profits, the higher tax rate reflected the higher level of capital gains, which are taxed at a 35 percent rate, compared with capital losses in the first nine months of 2003.

The company pursues a strategy of investing some portion of cash flow in tax-advantaged fixed maturities and equity securities to minimize its overall tax liability and maximize after-tax earnings. See Note 10 to the Consolidated Financial Statements in the 2003 Annual Report on Form 10-K for detail regarding the company’s effective income tax rate. Management now anticipates that the effective annual tax rate for 2004 will be in the 25 percent to 28 percent range compared with its earlier estimate of the 21 percent to 24 percent range. The increase reflects the company’s strong profitability and achievement of its performance objectives of an underwriting profit and growth in investment income.

Liquidity and Capital Resources

Cash Flow

	Nine months ended September 30,
(In millions)	2004	2003
Net cash provided by operating activities	$776	$696
Net cash used in investing activities	(301)	(443)
Net cash used in financing activities	(255)	(145)

Net increase in cash	$220	$108
Cash at beginning of period	91	112

Cash at end of period	$311	$220

The company’s property casualty and life insurance operations generated positive cash flows from underwriting of $577 million in the first nine months of 2004, compared with $369 million a year earlier. This underwriting cash flow, defined as premiums collected less losses, loss expenses, commissions and other underwriting expenses paid, primarily was due to growth of insurance premiums. In addition, investment income from the insurance operations generated cash flows of $264 million, compared with $253 million a year earlier.

The insurance subsidiaries invested $1.349 billion and $968 million in fixed-income and equity securities in the first nine months of 2004 and 2003, respectively. Those purchases were offset by sales of fixed-income securities totaling $92 million and $88 million, and by calls and maturities of fixed-income securities totaling $496 million and $300 million in the first nine months of 2004 and 2003, respectively. Sales, calls or maturities of equity and equity-linked securities totaled $432 million and $130 million in the same periods. During the second quarter of 2004, the company sold $356 million in equity holdings and $30 million in equity-linked holdings, designating the proceeds for reinvestment in fixed income and convertible securities. These figures do not include the transfer of $153 million in equity holdings to the parent company in exchange for fixed-income securities in the second quarter. See Property Casualty Insurance Operations, Page 14, for discussion of the company’s strategy to support the financial strength ratings of its property casualty insurance operations.

In the first nine months of 2004 and 2003, the company’s property casualty insurance subsidiary paid ordinary dividends of $75 million and $50 million, respectively, to the parent company. Management anticipates its insurance subsidiaries may pay additional ordinary dividends to the parent company in the fourth quarter of 2004. The subsidiaries can pay up to $203 million in additional ordinary dividends to the parent company in 2004 before needing approval from the Ohio Department of Insurance.

As a result of investment income from its investments and dividends and borrowings from its property casualty insurance subsidiary, the parent company met its cash requirements for general operating expenses, interest payments on its long- and short-term debt, dividends to shareholders and common stock repurchases. In addition, the company used $128 million to pay off one of its short-term credit lines.

Investing activities for the parent company generated $74 million of cash flow in the first nine months of 2004 compared with $27 million in the comparable prior period.

Dividends

Cincinnati Financial has increased the indicated annual cash dividend rate to shareholders for 44 consecutive years and, periodically, the board of directors authorizes stock dividends or splits. In January 2004, the board of directors authorized

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

a 10.0 percent increase in the regular quarterly cash dividend to an indicated annual rate of $1.10. At the same time, the board also authorized a 5 percent stock dividend paid June 15, 2004. This was the 28th stock dividend or split declared over the past 47 years.

Common Stock Repurchase

In the third quarter of 2004, the company repurchased 296,800 shares at an average price of $39.84. Common stock repurchases for treasury occur whenever management believes that stock prices on the open market are favorable for such repurchases. At a minimum, the company would expect to offset dilution of option exercises. At September 30, 2004, fewer than 5 million shares remained authorized for repurchase. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, Page 36, for additional information regarding the stock repurchase activity.

Outlook

On August 26, 2004, the company announced that Cincinnati Financial Corporation transferred investment securities with a market value of $1.600 billion to The Cincinnati Insurance Company, the lead property casualty insurance subsidiary. This action was related to the company’s June 28, 2004 application to the SEC seeking exemptive relief under the Investment Company Act of 1940. The transfer was authorized by Cincinnati Financial’s board of directors on August 13, 2004, and approved by the Ohio Department of Insurance on August 24, 2004.

The asset transfer resolved the holding company’s current status under the Investment Company Act (see Item 5, Other Information, Status of Application to SEC Requesting Exemption from Investment Company Act of 1940, Page 37, for additional details). See Item 5, Other Information, for discussion of the risks associated with the application for exemptive relief.

The company issued a 30 year, $375 million aggregate principal amount of 6.125% senior notes on November 1, 2004. The $368 million net proceeds from the offering will be used to:

•	Pay off the $58 million outstanding balance on the remaining line of credit

•	Pay $128 million to The Cincinnati Insurance Company to satisfy an outstanding intercompany debt incurred when the company paid off a line of credit during the second and third quarters of 2004

•	Finance the construction of an estimated $100 million parking garage and office building to be situated at the headquarters located in Fairfield beginning in 2005, as announced in August 2004

•	Use remaining net proceeds for general corporate purposes.

The notes will bear interest at a rate of 6.125% per year from November 1, 2004, payable semi-annually on May 1 and November 1 of each year, beginning on May 1, 2005. The notes were issued in a transaction exempt from the registration requirements under the Securities Act of 1933, as amended. The notes were sold to qualified institutional buyers in reliance on Rule 144A of the Securities Act. Independent rating agencies awarded the new 6.125% senior notes the same ratings that they had awarded the existing 6.90% senior notes.

Management continues to believe that cash provided by its insurance operations is adequate to meet anticipated short-term and long-term obligations and that those funds will continue to be the company’s primary source of funds.

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

Further, if it were to be determined that the company was an unregistered investment company before the asset transfer, Cincinnati Financial may be unable to enforce contracts with third parties, and third parties could seek to obtain rescission of transactions with Cincinnati Financial undertaken during the period that it was an unregistered investment company, subject to equitable considerations set forth in the Investment Company Act. As a result, it could be determined that holders of Cincinnati Financial’s $420 million aggregate principal amount of 6.90% Senior Debentures due 2028 have a right to rescind such indebtedness, thereby requiring Cincinnati Financial to immediately repay such amounts. Cincinnati Financial may be unable to refinance such obligations on acceptable terms as a result of its potential status under the Investment Company Act. However, Cincinnati Financial currently has available sufficient assets to fund such repayment and believes that its assets are adequate to meet its short- and long-term obligations (see Item 5, Other Information, Status of Application to SEC Requesting Exemption from Investment Company Act of 1940, Page 37, for additional information).

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

Assets

At September 30, 2004, the consolidated investment portfolio made up 77.2 percent of total assets, which increased to $15.806 billion from $15.509 billion at December 31, 2003. The remainder consisted primarily of other invested assets (0.2 percent), premium receivables (7.3 percent), reinsurance receivables (4.7 percent), deferred acquisition costs (2.5 percent) and separate accounts (3.0 percent). These percentages have remained relatively constant over the last few years.

Investment Portfolio

The market value of the company’s investments securities was $12.204 billion at September 30, 2004. See the 2003 Annual Report on Form 10-K, Investment Portfolio, Page 44, for additional background regarding the investment portfolio and valuation.

Insurance regulatory and statutory requirements designed to protect policyholders from investment risk influence the company’s investment decisions on an individual insurance company basis. Cash generated from insurance operations is invested almost entirely in five classes of assets evaluated for yield and risk prior to purchase. During the second and third quarters of 2004, the company temporarily changed the allocation of new property casualty portfolio investments to help reduce the ratio of common stock to statutory surplus below 100 percent, a level generally maintained in the property casualty portfolio throughout the 1990s. The ratio of common stock to statutory surplus for the property casualty insurance group portfolio was 106.7 percent at September 30, 2004, compared with 114.7 percent at year-end 2003.

Due to the transfer of $1.600 billion in investment securities to its property casualty subsidiary, management anticipates continuing the temporary allocation of cash flow to fixed-income and convertible security purchases until mid-2005. Management believes the company will return to its historic investment pattern, allocating 65 percent to 75 percent of cash flow to fixed-income securities, during 2005. See Property Casualty Insurance Operations, Page 14, for discussion of the company’s strategy to support the financial strength ratings of its property casualty insurance operations.

	At September 30,		At December 31,
	2004		2003
(In millions)	Book value	Market value	Book value	Market value
Investment-grade corporate bonds	$2,379	$2,516	$1,873	$2,011
High-yield corporate bonds	355	382	505	537
Tax-exempt municipal bonds	1,401	1,477	1,181	1,258
Common stocks	1,914	7,354	2,174	8,160
Convertible securities	422	475	423	483

Total	$6,471	$12,204	$6,156	$12,449

•	Fixed-income securities (investment-grade corporate bonds, high-yield corporate bonds and tax-exempt municipal bonds) – At September 30, 2004, investment-grade corporate bonds and tax-exempt municipal bonds accounted for 91.3 percent of the fixed-income portfolio, up from 85.9 percent at year-end 2003 and 84.6 percent at September 30, 2003. The increase reflected the company’s opinion that these investments, which include U.S. agency paper and insured municipal bonds, offer the best risk-adjusted value in the current market. At September 30, 2004, U.S. agency paper accounted for 39.8 percent of investment-grade corporate bonds, compared with 27.2 percent at December 31, 2003. The sale, call or maturity of high-yield corporate bonds also contributed to the shift in the mix of fixed-income securities. As a result of this allocation within the fixed-income portfolio, over the past twelve months, portfolio quality has continued to rise, with 65.4 percent of the portfolio rated A and above by Standard & Poor’s based on fair value (market value) at September 30, 2004, compared with approximately 51.2 percent at September 30, 2003. Over that period, U.S. agency paper with minimal call protection, generally in the three-month to six-month range, has offered higher yields relative to taxable investment-grade corporate bonds of similar maturity.

•	Equity and equity-linked securities (convertible securities) – At September 30, 2004, the company held 50 common stocks in its portfolio. Approximately 91.5 percent of the market value of the common stock portfolio is invested in a core group of 14 common stocks in which the company holds a market value of at least $100 million. As part of the program to adjust the ratio of common stocks to statutory surplus for the property casualty insurance operations (see Property Casualty Insurance Operations, Page 14), the company sold approximately $356 million of its common stock holdings in the second quarter. The sales of $310 million from the core group of holdings were made up of a significant portion of the company’s position in Merck and reductions in its holdings of National City Corporation, FirstMerit Corporation and Wyeth. The company’s common stock holdings at September 30, 2004, are shown below.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

	As of and for the nine months ended September 30, 2004
	Actual	Fair	Percent of	Earned dividend
(Dollars in millions)	cost	value	fair value	income
Fifth Third Bancorp	$283	$3,582	48.7%	$70
ALLTEL Corporation	119	723	9.8	15
ExxonMobil Corporation	133	433	5.9	7
National City Corporation	171	379	5.2	11
The Procter & Gamble Company	94	302	4.1	4
The PNC Financial Services Group	62	255	3.5	7
Wyeth	57	162	2.2	4
U.S. Bancorp	98	152	2.1	4
FirstMerit Corporation	54	141	1.9	5
Wells Fargo and Company	66	132	1.8	3
Piedmont Natural Gas Company	59	119	1.6	3
Johnson & Johnson	101	117	1.6	2
Sky Financial Group, Inc.	91	116	1.6	3
Alliance Capital Management Holding L.L.P.	53	113	1.5	2
All other common stock holdings	473	628	8.5	18

Total	$1,914	$7,354	100.0%	$158

Liabilities and Shareholders’ Equity

At September 30, 2004, insurance reserves were 49.6 percent of total liabilities, which increased to $9.722 billion from $9.305 billion at December 31, 2003. The remainder consisted primarily of unearned premiums (16.1 percent), deferred income tax (18.2 percent) and long- and short-term debt (4.9 percent). In the first nine months of 2004, the company repaid one short-term line of credit. The debt percentage is expected to return to its historic levels at December 31, 2004, due to the sale of $375 million in senior notes on November 1, 2004.

The company had one line of credit totaling $75 million, with the outstanding balance on the line totaling $58 million at September 30, 2004, compared with $183 million on two lines of credit at year-end 2003. During the second and third quarters of 2004, the company paid off $128 million of short-term debt.

On November 1, 2004, the company issued senior notes with an aggregate principal amount of $375 million that will mature on November 1, 2034. The notes will bear interest at a rate of 6.125% per year from November 1, 2004, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2005. Interest expense on the company’s short- and long-term debt was $27 million (pretax), or 11 cents per share (after tax), for the first nine months of 2004, which excludes interest expense on intercompany debt. Assuming the company had issued the 6.125% senior notes on January 1, 2004, and used the proceeds as indicated, management estimates interest expense would have been $39 million (pretax), or 15 cents per share (after tax), for the first nine months of 2004.

Cincinnati Financial Corporation may redeem the 6.125% senior notes, at its option, at any time in whole, or from time to time in part, prior to maturity. The redemption price will be equal to the greater of 100 percent of the principal amount of the notes or the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semiannual basis at a comparable treasury rate plus 15 basis points, plus in each case, interest accrued but not paid to the date of redemption.

Under the terms of the notes indenture, an event of default is defined as: first, default for 30 days in payment of any interest on the notes; second, failure to pay principal and premium, if any, when due; third, failure to observe or perform any other covenant in the indenture or notes (except a covenant or warranty whose breach or default in performance is specifically dealt with in the events in default section), if such failure continues for 30 days after written notice by the trustee or the holders of at least 25 percent in aggregate principal amount of the notes then outstanding; and fourth, uncured or unwaived failure to pay principal of or interest on any other obligation for borrowed money beyond any period of grace if (a) the aggregate principal amount of any such obligation is in excess of $50 million and (b) Cincinnati Financial Corporation is not contesting the default in such payment in good faith by appropriate proceedings; or (c) certain events of bankruptcy, insolvency, receivership or reorganization.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

Under a registration rights agreement to be executed in connection with the offering, Cincinnati Financial Corporation will:

•	file a registration statement within 90 days after the issue date of the notes enabling holders to exchange the notes for publicly registered notes

•	use its reasonable best efforts to cause the registration statement to become or be declared effective within 150 days after the issue date of the notes

•	use its reasonable best efforts to commence the exchange offer within 30 days after the effective date of the registration statement and keep the exchange offer open for a period of not less than 20 days after notice is mailed to holders

•	complete the exchange offer no later than the 180th day after the notes are first issued and

•	file a shelf registration statement for the resale of the notes if, under the circumstances specified in the registration rights agreement, Cincinnati Financial Corporation is unable to effect the exchange offer discussed above.

The interest rate of the notes will increase if Cincinnati Financial Corporation does not comply with certain obligations under the registration rights agreement.

The following table shows the company’s capitalization and interest expense at September 30, 2004, and as adjusted to reflect the November 1 debt offering and planned use of proceeds:

	September 30, 2004
(Dollars in millions except share data)	Actual	Adjusted
	(Unaudited)
DEBT
Short-term loan	$58	$—
Senior notes	420	795

Total debt	478	795
SHAREHOLDERS’ EQUITY
Common stock	370	370
Paid-in capital	652	652
Retained earnings	1,879	1,879
Accumulated other comprehensive income	3,726	3,726
Treasury stock	(543)	(543)

Total shareholders’ equity	$6,084	$6,084

Total capitalization	$6,562	$6,879

Book value per common share	$36.21	$36.21
Ratio of debt to total capitalization	7.28%	11.56%
Short-term interest expense (pretax)	$5	$—
Long-term interest expense (pretax)	22	39

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

Other Matters

Off-Balance Sheet Arrangements

The company does not utilize any special-purpose financing vehicles or have any undisclosed off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on the company’s financial condition, results of operation, liquidity, capital expenditures or capital resources. Similarly, the company holds no fair-value contracts for which a lack of marketplace quotations would necessitate the use of fair-value techniques.

Significant Accounting Policies

During the nine months ended September 30, 2004, the company did not change any significant accounting policies from those utilized in the preparation of the consolidated financial statements as of and for the year ended December 31, 2003, which are discussed in Note 1 to the Consolidated Financial Statements in the company’s 2003 Annual Report on Form 10-K and updated in Note 1 to the Condensed Consolidated Financial Statements beginning on Page 7.

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

Interest Rate Risk

Because of the company’s strong surplus, long-term investment horizon and its ability to hold most fixed-income investments until maturity, management believes the company is well positioned if interest rates were to rise. A higher rate environment would provide the opportunity to invest cash flow in higher-yielding securities, while reducing the likelihood of calls of the higher-yielding U.S. agency paper purchased over the past year. While higher interest rates would be expected to continue to increase the number of fixed-income holdings trading below 100 percent of book value, management believes lower fixed-income security values due solely to interest rate changes would not signal a decline in credit quality.

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

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

When interest rates were on a declining trend, the company monitored duration to the call date as a measure of its interest rate sensitivity. If rates rise, as is widely anticipated, the company also will measure duration to maturity, as this may become the more conservative measure. The table below summarizes the company’s interest rate risk and shows the effect of hypothetical changes in interest rates on the market value of the fixed-income portfolio under both duration scenarios:

	Market value	Duration to maturity		Duration to call
	of fixed	100 basis	100 basis	100 basis	100 basis
	income bond	point spread	point spread	point spread	point spread
(In millions)	portfolio	decrease	increase	decrease	increase
At September 30, 2004	$4,516	$4,842	$4,190	$4,721	$4,311
At December 31, 2003	$3,925	$4,204	$3,646	$4,121	$3,729

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

Equity and Equity-Linked Securities

Management believes the company’s equity investment style – centered on companies that pay and increase dividends to shareholders – is an appropriate long-term strategy. While the company’s long-term financial position would be affected by prolonged changes in the market valuation of its investments, management believes the company’s strong surplus position and cash flow provide it with a cushion against short-term fluctuations in valuation. The company believes that the continued payment of cash dividends by the issuers of the common equities held by the company also should provide a floor to their valuation.

The company’s investments are heavily weighted toward the financials sector, which represented 67.5 percent of the total market value of the common stock portfolio at September 30, 2004. Financials sector investments typically underperform the overall market during periods when interest rates are expected to rise. Management historically has seen these types of short-term fluctuations in market value of its holdings as potential buying opportunities but is cognizant that a prolonged downturn in this sector could create a long-term negative effect on the portfolio.

While past performance cannot guarantee future returns, over the longer term, the performance of the company’s equity portfolio has exceeded that of the broader market, achieving a compound annual return of 4.96 percent for the five years ended September 30, 2004, compared with a compound annual decline of 1.30 percent for the Standard & Poor’s 500 Index, a common benchmark of market performance. In the third quarter of 2004, the equity portfolio outperformed the market, declining 1.72 percent, compared with the Standard & Poor’s 500’s decline of 1.88 percent.

The company holds 72.8 million shares of Fifth Third common stock at a cost of $283 million. The market value of the company’s Fifth Third position was $3.582 billion at September 30, 2004, or 48.7 percent of the company’s total common equity portfolio, compared with $4.301 billion, or 52.7 percent, at year-end 2003. The after-tax unrealized gain represented by the company’s Fifth Third position was $2.144 billion, or 57.5 percent of the company’s total after-tax unrealized gains at September 30, 2004, compared with $2.612 billion, or 63.8 percent at year-end 2003. The Fifth Third position represented $12.76 of the company’s total book value of $36.21 per share at September 30, 2004, compared with $15.50 at year-end 2003. Every $1.00 change in the market price of Fifth Third’s common stock has approximately a 28 cent impact on book value per share. A 20 percent ($9.84) change in the market price of Fifth Third’s common stock, which was $49.22 at September 30, 2004, would result in a $716 million change in assets and a $466 million change in after-tax unrealized gains. This would affect shareholders’ equity by 7.7 percent and book value by $2.77 per share.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

Potential Impairments

The following table summarizes the portfolio at September 30, 2004, and December 31, 2003:

				Gross	Gross
	Number of	Book	Market	unrealized	investment
(Dollars in millions)	issues	value	value	gain/loss	income
At September 30, 2004
Portfolio summary:
Trading below 70% of book value	1	$1	$1	$0	$0
Trading at 70% to less than 100% of book value	126	780	760	(20)	23
Trading at 100% and above of book value	1,345	5,690	11,443	5,753	321
Securities sold in current period					19

Total	1,472	$6,471	$12,204	$5,733	$363

At December 31, 2003
Portfolio summary:
Trading below 70% of book value	2	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	116	672	648	(24)	25
Trading at 100% and above of book value	1,286	5,484	11,801	6,317	402
Securities sold in year					35

Total	1,404	$6,156	$12,449	$6,293	$462

At September 30, 2004, unrealized investment gains before taxes totaled $5.753 billion and unrealized investment losses in the investment portfolio amounted to $20 million. The unrealized appreciation was primarily due to the company’s holdings in the common stock of Fifth Third (Nasdaq: FITB) and Alltel Corporation (NYSE:AT).

The number of securities trading below 100 percent of book value at September 30, 2004, was slightly above the number at December 31, 2003, but substantial below the 321 trading at that level at June 30, 2004. The change from June 30, 2004, was primarily due to the decline in bond yields over the three months. The number of securities trading below 100 percent of book value can be expected to fluctuate as interest rates rise or fall. In addition, the portfolio benefited from continued improvements in the credit quality of the bond portfolio, as rated by Standard & Poor’s and Moody’s. Further, book values for some securities have been revised due to impairment charges recognized during 2003 and 2002. During the first nine months of 2004, three securities were written down as other-than-temporarily impaired.

Management monitors securities trading below 70 percent of book value for potential other-than-temporary impairment. At September 30, the airline-related security trading below 70 percent of book value had been at that level for six months or less and represented just $1 million in book value and gross unrealized losses of less than $1 million.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

The following table details the portfolio’s gross unrealized gains and losses as of September 30, 2004:

	6 Months or less		> 6 - 12 Months		> 12 - 24 Months		> 24 - 36 Months		Totals
		Gross		Gross		Gross		Gross		Gross
	Number	unrealized	Number	unrealized	Number	unrealized	Number	unrealized	Number of	unrealized
(Dollars in millions)	of issues	gain/loss	of issues	gain/loss	of issues	gain/loss	of issues	gain/loss	issues	gain/loss
Investment-grade corporate bonds:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	6	0	16	(2)	21	(2)	0	0	43	(4)
Trading at 100% and above of book value	83	5	65	32	77	22	208	82	433	141

Total	89	$5	81	$30	98	$20	208	$82	476	$137

High-yield corporate bonds:
Trading below 70% of book value	1	$0	0	$0	0	$0	0	$0	1	$0
Trading at 70% to less than 100% of book value	2	0	5	(1)	5	(2)	5	(1)	17	(4)
Trading at 100% and above of book value	19	2	32	7	46	16	25	6	122	31

Total	22	$2	37	$6	51	$14	30	$5	140	$27

Tax-exempt municipal bonds:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	7	0	26	(1)	12	(1)	4	0	49	(2)
Trading at 100% and above of book value	183	7	35	2	46	8	409	61	673	78

Total	190	$7	61	$1	58	$7	413	$61	722	$76

Convertible securities:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	5	(1)	4	(2)	1	0	3	(2)	13	(5)
Trading at 100% and above of book value	8	1	13	4	31	31	19	22	71	58

Total	13	$0	17	$2	32	$31	22	$20	84	$53

Common stocks:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	2	(4)	1	(1)	1	0	0	0	4	(5)
Trading at 100% and above of book value	3	1	6	17	12	20	25	5,407	46	5,445

Total	5	$(3)	7	$16	13	$20	25	$5,407	50	$5,440

Summary:
Trading below 70% of book value	1	$0	0	$0	0	$0	0	$0	1	$0
Trading at 70% to less than 100% of book value	22	(5)	52	(7)	40	(5)	12	(3)	126	(20)
Trading at 100% and above of book value	296	16	151	62	212	97	686	5,578	1,345	5,753

Total	319	$11	203	$55	252	$92	698	$5,575	1,472	$5,733

Management deems the risk related to securities trading between 70 percent and 100 percent of book value to be relatively minor and at least partially offset by the earned income potential of these investments. At September 30, 2004, 126 securities were trading between 70 percent and 100 percent of book value, up from 116 at year-end 2003. The securities trading between 70 percent and 100 percent of book value at September 30, 2004, represented 6.2 percent of invested assets and $20 million in unrealized losses.

Of the total 127 holdings trading below book value at September 30, 2004, 116 were trading at or above 90 percent of book value. The value of these securities fluctuates primarily because of changes in interest rates. The market value of these 116 securities was $728 million at September 30, 2004, and they accounted for less than $14 million in unrealized losses.

The remaining 11 securities, which accounted for the remaining $6 million in unrealized losses, are being monitored for credit- and industry-related risk factors. Of these securities, three are airline-related.

Reflecting the company’s long-term investment philosophy, of the 1,345 securities trading at or above book value, 686, or 51 percent, have shown unrealized gains for more than 24 months.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The effectiveness of the design and operation of disclosure controls and procedures was evaluated under the supervision and with the participation of management, including the chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures were effective as of the end of the third quarter and provided reasonable assurance that the information required to be disclosed by the company in its periodic reports is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods required by law. The company’s management, including the chief executive officer and chief financial officer, does not expect that its disclosure controls and procedures will prevent or detect all error and all fraud. Such controls and procedures controls can only provide reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

(b) Changes in Internal Control Over Financial Reporting

The chief executive officer and chief financial officer also have concluded that there were no significant changes in the third quarter of 2004 to the company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. During the third quarter, the company continued its comprehensive review of its internal controls over financial reporting required for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This review includes documenting and testing of internal controls. During the course of these activities, the company has identified various components of the internal controls that management believes should be improved. The company’s review continues, but to date, it has not identified any material weaknesses in its internal controls as defined by the Public Company Accounting Oversight Board. The company is nonetheless making improvements to its internal controls over financial reporting as a result of its review efforts. These planned improvements include the formalization of accounting policies and procedures, account reconciliations, financial statement analysis, review and authorization of transactions, and security of applications, databases and transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
Calendar year	Number of shares	Average	publicly announced	purchased under the
2004	purchased	cost per share	program	program
January	0	$0.00	0	5,277,777
February	104,100	43.63	104,100	5,173,677
March	145,900	42.75	145,900	5,027,777
April	0	0.00	0	5,027,777
May	25,000	40.99	25,000	5,002,777
June	0	0.00	0	5,002,777
July	7,000	40.00	7,000	4,995,777
August	289,800	39.83	289,800	4,705,977
September	0	0.00	0	4,705,977

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

The company’s board of directors has authorized the repurchase of outstanding shares. The company has repurchased 16.4 million shares at a cost of $543 million between the inception of the program in 1996 and September 30, 2004. At September 30, 2004, fewer than 5 million shares remain authorized for repurchase at any time in the future.

Item 3. Defaults upon Senior Securities

The company has not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter.

Item 5. Other Information

Status of Application to SEC Requesting Exemption from Investment Company Act of 1940

On August 26, 2004, the company announced that Cincinnati Financial Corporation transferred investment securities with a market value of $1.600 billion to The Cincinnati Insurance Company, the lead property casualty insurance subsidiary. This action was related to the company’s June 28, 2004, application to the SEC seeking exemptive relief under the Investment Company Act of 1940. The transfer was authorized by Cincinnati Financial’s board of directors on August 13, 2004, and approved by the Ohio Department of Insurance on August 24, 2004.

After the contribution of $1.600 billion in marketable investment securities to The Cincinnati Insurance Company from the holding company, the ratio of investment securities held at the holding company level was 35.7 percent of total holding-company-only assets at September 30, 2004.

As previously reported, as a result of a review made in June 2004, the company determined there was some uncertainty regarding the status of the Cincinnati Financial Corporation holding company under the Investment Company Act of 1940. On June 28, 2004, Cincinnati Financial Corporation filed an application with the Securities and Exchange Commission formally requesting an exemption for the holding company under Section 3(b)(2) of the Investment Company Act, which permits the SEC to exempt entities primarily engaged in business other than that of investing, reinvesting, owning, holding or trading in securities. Cincinnati Financial Corporation alternatively has asked the SEC for relief pursuant to Section 6(c) of the Investment Company Act that would exempt it from all the provisions of the Act because doing so is necessary or appropriate in the public interest consistent with the protection of investors and consistent with the purposes intended by the Investment Company Act. The company simultaneously contacted the SEC’s Division of Investment Management to discuss the status of Cincinnati Financial Corporation under the Investment Company Act. As of the filing date of this Form 10-Q, the request for an exemptive order has not been acted on by the staff of the SEC.

Management strongly believes the holding company is, and has been, outside the intended scope of the Investment Company Act because the company is, and has been, primarily engaged in the business of property casualty and life insurance through our subsidiaries. Several tests and enumerated exemptions determine whether a company meets the definition of an investment company under the Investment Company Act. One test states that a company is an investment company if it owns investment securities with a value greater than 40 percent of its total assets (excluding assets of its subsidiaries).

Registered investment companies are not permitted to operate their business in the manner in which Cincinnati Financial is operated, nor are registered investment companies permitted to have many of the relationships that the parent company has with its affiliated companies. If it were to be determined that the company was an unregistered investment company before the asset transfer, Cincinnati Financial may be unable to enforce contracts with third parties, and third parties could seek to obtain rescission of transactions with Cincinnati Financial undertaken during the period that it was an unregistered investment company, subject to equitable considerations set forth in the Investment Company Act. As a result, it could be determined that holders of Cincinnati Financial’s $420 million aggregate principal amount of 6.90% Senior Debentures due 2028 have a right to rescind such indebtedness, thereby requiring Cincinnati Financial to immediately repay such amounts. Cincinnati Financial may be unable to refinance such obligations on acceptable terms as a result of its potential status under the Investment Company Act. However, Cincinnati Financial currently has available sufficient assets to fund such repayment and believes that its assets are adequate to meet its short- and long-term obligations.

To avoid regulation under the Investment Company Act in the future, the company’s operations will to an extent be limited by the constraint that investment securities held at the holding company level remain below the 40 percent

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

threshold described above. These considerations could require the company to dispose of otherwise desirable investment securities under undesirable conditions or otherwise avoid economically advantageous transactions. Although management intends to manage assets to stay below the 40 percent threshold (unless the SEC grants the company’s request for an exemptive order), events beyond our control, including significant appreciation in the market value of certain investment securities, could result in the company breaching the 40 percent threshold. Although management believes that even in such circumstances the company would not be an investment company because it is primarily engaged in the business of insurance through its subsidiaries, the SEC among others could disagree with this position. If it were established that the company is an unregistered investment company, there would be a risk, among the other material adverse consequences described above, that the company could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 4.1	Indenture dated as of November 1, 2004 between Cincinnati Financial Corporation and The Bank of New York Trust Company, N.A.—incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K filed on November 2, 2004.

Exhibit 4.2	Supplemental Indenture dated as of November 1, 2004, between Cincinnati Financial Corporation and The Bank of New York Trust Company, N.A.—incorporated by reference to Exhibit 4.2 to registrant’s Current Report on Form 8-K filed on November 2, 2004.

Exhibit 4.3	Registration Rights Agreement dated November 1, 2004, between Cincinnati Financial Corporation and J.P. Morgan Securities Inc. and UBS Securities LLC, as representative of the several initial purchasers—incorporated by reference to Exhibit 4.3 to registrant’s Current Report on Form 8-K filed on November 2, 2004.

Exhibit 10.1	Purchase Agreement, dated October 27, 2004, between Cincinnati Financial Corporation and J.P. Morgan Securities Inc. and UBS Securities LLC, as representatives of the several initial purchasers—incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed on November 1, 2004.

Exhibit 11	Statements Re: Computation of Per Share Earnings

Exhibit 31a	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer

Exhibit 31b	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Two current Reports on Form 8-K were filed with the SEC, except for the portions indicated below as being furnished to, rather than filed with, the SEC, since July 1, 2004.

November 2, 2004	Item 1.01. Entry into a Material Definitive Agreement

Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of Registrant

Item 7.01. Regulation FD Disclosure (furnished, not filed)

Item 9.01. Financial Statements and Exhibits

Exhibit 4.1: Indenture dated as of November 1, 2004, between Cincinnati Financial Corporation and The Bank of New York Trust Company, N.A.

Exhibit 4.2: Supplemental Indenture dated as of November 1, 2004, between Cincinnati Financial Corporation and The Bank of New York Trust Company, N.A.

Exhibit 4.3: Registration Rights Agreement dated November 1, 2004, between

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

Cincinnati Financial Corporation and J.P. Morgan Securities Inc. and UBS Securities LLC, as representative of the several initial purchasers

Exhibit 99.1: News release dated November 1, 2004 titled “Cincinnati Financial Corporation Completes Sale of $375 Million of Senior Notes in Rule 144A Offering”

November 1, 2004	Item 1.01. Entry into a Material Definitive Agreement

Item 7.01. Regulation FD Disclosure (furnished, not filed)

Item 9.01 Financial Statements and Exhibits

Exhibit 10.1: Purchase Agreement, dated October 27, 2004 between Cincinnati Financial Corporation and J.P. Morgan Securities Inc. and UBS Securities LLC, as representatives of the several initial purchasers

Exhibit 99.1: News release dated October 27, 2004, titled “Cincinnati Financial Corporation Announces Pricing of Debt Offering”

The following Reports on Form 8-K were furnished to, not filed with, the SEC since July 1, 2004. The information furnished in these reports shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall such information be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

October 27, 2004	Item 7.01. Regulation FD Disclosure

Exhibit 9.01: Cincinnati Financial Corporation Announces $350 Million Senior Notes Offering

October 21, 2004	Item 2.02. Results of Operations and Financial Condition

Exhibit 9.01: Cincinnati Financial Corporation Reports Strong Third-Quarter 2004 Results

October 19, 2004	Item 7.01. Regulation FD Disclosure

Exhibit 99.1: Cincinnati Financial Corporation Appoints Manager of Internal Audit

October 12, 2004	Item 7.01. Regulation FD Disclosure

Exhibit 99.1: Cincinnati Financial Corporation Summarizes Estimates of Third-Quarter Hurricane Losses

September 30, 2004	Item 7.01. Regulation FD Disclosure

Exhibit 99.1: Cincinnati Financial Corporation Estimates Hurricanes Frances and Ivan Catastrophe Losses

September 13, 2004	Item 7.01. Regulation FD Disclosure

Exhibit 99.1: News release dated September 13, 2004, Cincinnati Financial Gearing Up for Continued Growth in Insurance Business

August 26, 2004	Item 7.01. Regulation FD Disclosure

Exhibit 99.1: News release dated August 26, 2004, Cincinnati Financial Transfers Investment Securities to Insurance Subsidiary

August 23, 2004	Item 7.01. Regulation FD Disclosure

Exhibit 99.1: News release dated August 23, 2004, Cincinnati Financial Corporation Estimates $25 Million in Catastrophe Losses from Hurricane Charley.”

July 22, 2004	Item 12. Results of Operations and Financial Condition

Exhibit 99.1: News release dated July 22, 2004, Cincinnati Financial

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004

Corporation Reports Record Second-Quarter 2004 Results (for the second quarter ended June 30, 2004)

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION

Date: November 8, 2004

     /S/ Kenneth W. Stecher

Kenneth W. Stecher
Chief Financial Officer and Senior Vice President, Secretary, Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended September 30, 2004