Form 10-K
period 2004-12-31
CINCINNATI FINANCIAL CORP
filed 2005-03-14
CIK 20286

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004.

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

$2.00 par, common

(Title of Class)

6.9% Senior Debentures due 2028

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☑ Yes    ☐ No

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $6,479,492,390 as of June 30, 2004.

As of February 25, 2005, there were 167,249,902 shares of common stock outstanding.

Document Incorporated by Reference

Portions of the definitive Proxy Statement for Cincinnati Financial Corporation’s Annual Meeting of Shareholders to be held on April 23, 2005, are incorporated by reference into Parts II and III of this Form 10-K.

Part I

Item 1. Business

Introduction

Cincinnati Financial Corporation (CFC or the company) is an Ohio corporation formed in 1968. Through its subsidiaries, CFC has been conducting insurance operations since 1950, marketing commercial, personal and life insurance. The company reports results in four segments:

•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Life insurance

•	Investments

The commercial lines and personal lines property casualty insurance segments combined to generate 80.8 percent of the company’s revenues in 2004. Revenues, income before income taxes, and identifiable assets for these segments are included in Item 8, Note 17 to the Consolidated Financial Statements, Page 89. The company’s segments are defined based on the financial information used internally to evaluate performance and determine the allocation of assets.

CFC owns 100 percent of its three subsidiaries: The Cincinnati Insurance Company, CFC Investment Company and CinFin Capital Management Company. The Cincinnati Insurance Company owns 100 percent of its three subsidiaries: The Cincinnati Casualty Company, The Cincinnati Indemnity Company and The Cincinnati Life Insurance Company.

The Cincinnati Insurance Company, founded in 1950, leads the property casualty group known as The Cincinnati Insurance Companies. The Cincinnati Casualty Company and The Cincinnati Indemnity Company round out the property casualty insurance group, providing flexibility in pricing and underwriting while ceding substantially all of their business to The Cincinnati Insurance Company. The Cincinnati Life Insurance Company primarily markets life insurance and annuities. CFC Investment Company complements the insurance subsidiaries with leasing and financing services. CinFin Capital Management Company provides asset management services to institutions, corporations and high net worth individuals.

CFC’s headquarters is located in Fairfield, Ohio. At December 31, 2004, the company had 3,884 headquarters and field associates. The company’s filings with the Securities and Exchange Commission (SEC) are available, free of charge, on the company’s Web site, www.cinfin.com, as soon as possible after they have been filed with the SEC. Referenced Web sites, including the company’s Web site, are not incorporated by reference in this Annual Report on Form 10-K.

Unless otherwise noted, estimated industry data are referenced from materials presented on a statutory basis by A.M. Best Co., a leading insurance industry statistical, analytical and financial strength rating organization. Statutory data for the company is labeled as such; all other company data is presented on a GAAP basis.

Property Casualty Insurance Operations

Introduction

The company actively markets commercial insurance policies in 31 states through a select group of 986 independent insurance agencies as of December 31, 2004. It actively markets all of its personal lines insurance policies in 22 of those states.

In 2004, nine states with at least $100 million in commercial and personal lines agency earned premium generated approximately 69 percent of total property casualty premiums. In these states, agency earned premiums grew 9.2 percent, or $176 million. Ohio, where the company had 187 independent agencies at year-end 2004, accounted for 23.7 percent of total earned premiums. In the 22 states with less than $100 million in agency earned premium, agency earned premiums grew 15.0 percent, or $119 million, in 2004.

Competitive Environment

There are approximately 3,100 property casualty insurance companies in the United States operating independently or in groups and no single company or group is dominant. Property casualty insurers can distribute their products through independent insurance agents, who sell the products of many insurers, or captive agents, who sell the products of only one insurance company. Companies that use captive agents, as well as companies selling directly to consumers through the mail, Internet or telephone solicitations, are called direct writers.

The company is committed to the independent agent distribution system, recognizing that locally based independent agencies have relationships in their communities that lead to profitable business. The company’s field associates provide service and accountability to the agencies, living in the communities they serve and working from offices in their homes, providing 24/7 availability. The company differentiates itself by providing superior claims service and field

2004 10-K Page 1

underwriting, through locally based associates serving the needs of agents and policyholders; by offering competitive products, rates and compensation; and by maintaining high financial strength ratings.

In 2003, the most recent period for which data is available, Cincinnati Insurance was the No. 1 or No. 2 carrier in more than 70 percent of its agencies based on premium volume or number of policies. For commercial lines, the company views its competition as the companies that distribute through independent agents. For personal lines, policyholders are more likely to investigate insurance options both through independent agents and through personal research with captive agents or direct writers. The 986 independent agencies through which the company markets its commercial lines products normally represent four to 12 insurance carriers, including both national and regional carriers, some of which may be mutual companies. Management generally views regional carriers as more challenging competition because they often are familiar with the local market and focus on differentiating themselves through personal relationships with agencies.

Independent Agent Marketplace

Agencies chosen by the company demonstrate the same commitments that distinguish the company in the marketplace: doing business person to person; offering broad, value-added services; maintaining sound balance sheets and managing their agencies professionally. In 2003, the most recent year industry data is available, on average, Cincinnati’s agencies were larger than the industry average, with approximately 35 percent estimated to have more than $2 million in revenues. According to data from a specialized consulting service to independent agents, in 2000, approximately 22 percent of the 20,066 U.S. independent agents with more than $250,000 in revenues had more than $2 million in revenues. The consulting service projects continued consolidation in the agency marketplace, estimating that by 2010, the number of agencies with more than $250,000 in revenues will decline to approximately 11,700, of which approximately 40 percent will have more than $2 million in revenues. The company believes that its agencies will continue to be leading agencies.

In 2004, property casualty agencies representing the company averaged approximately $3.1 million in agency earned premiums for the company compared with approximately $2.9 million in 2003 and $2.6 million in 2002. Agencies that have represented the company for less than five years averaged slightly less than $1 million in agency earned premium for the company in 2004. Established agencies that have represented the company five years or more averaged approximately $3.4 million in agency earned premium for the company in 2004. No single agency accounted for more than 1.1 percent of the company’s total agency earned premiums in 2004.

Growth Strategies

In addition to growth of its agencies, the premium increases reflected efforts to improve customer service through the creation of smaller marketing territories, permitting local field marketing representatives to devote more time to each independent agency. At year-end 2004, the company had 92 property casualty field territories, up from 87 at the end of 2003 and 83 at the end of 2002. During 2005, the company plans to subdivide and staff at least eight additional territories, which would bring the total number of field territories to 100. As part of this program, the company plans to create a Delaware/Maryland territory in mid-2005. The planned Delaware/Maryland territory represents both the subdivision of the current Maryland territory and the company’s entry into Delaware, its first new state since 2000.

During 2004, the company selectively appointed 48 new agencies within existing marketing territories. The company plans to add 100 new agencies in 2005 and 2006. New appointments were made in 21 of the 31 states in which the company actively markets insurance. Care is taken when selecting and appointing new agencies to minimize market disruption for existing agencies. Of the 48 new agencies, 31 will market the company’s full complement of property casualty insurance and 17 will market commercial lines only. An additional three agencies were appointed in 2004 to market the company’s surety bond products, bringing its total of surety-only independent agencies to nine. These nine agencies are not included in the 986 property casualty agency total.

The company believes that it can continue to grow by taking actions intended to maintain or increase its penetration within its agencies and through the selective appointment of additional agencies. Other than Delaware, the company does not expect to enter any new states in the near future.

Competitive Position

The company’s competitive position reflects:

•	Field marketing staff who provide local decision-making authority. They are responsible for selecting new independent agencies as well as underwriting and pricing new commercial business. Because of their local presence, they are aware of local market conditions and are familiar with the risks for which they make these decisions. They round out their efforts by coordinating field teams of specialized company representatives and promoting all of the company’s products within the agencies they serve.

•	Risk-specific decisions made about both new business and renewals. On a case-by-case basis, the company selects risks it can cover on acceptable terms and at adequate prices rather than underwriting solely by geographic location or business class. For new commercial lines business, this case-by-case underwriting is coordinated by the local field marketing representatives and relies on their knowledge and agents’ knowledge of the people and

2004 10-K Page 2

businesses in their communities. Policy renewals are coordinated by headquarters underwriters who are assigned to specific agencies and consult with local field staff, as needed.

The company seeks to be a consistent, predictable and reasonable carrier that agencies can rely on to serve their communities.

•	Commitment to products and services needed to serve agency clients – the policyholders. The company’s commercial products are structured to allow many coverages to be combined in a single package with a single expiration date. The company’s commercial lines segment offers three-year policy terms for most insurance packages, a key competitive strategy. Although the company offers three-year terms, premiums for some coverages within those packages are adjustable at anniversary for the subsequent annual period, and policies may be cancelled at any time at the discretion of the policyholder. The package approach brings policyholders convenience, discounts and a reduced risk of coverage gaps or disputes. At the same time, it increases account retention and saves time and expense.

•	Superior claims service. Agencies generally have authority to pay first-party claims immediately up to $2,500. Locally based field claims representatives, who work from their homes, are assigned to specific agencies. They generally respond within 24 hours of receiving an agency’s claim report. The company believes the higher level of service provided by field claims representatives familiar with an agency and its policyholders provides it with a competitive advantage.

•	Improved service to and communication with agencies through an expanding portfolio of software. The company expects to continue to strengthen its relationships with agencies through the introduction and use of technology that is designed to bring agencies greater efficiencies and to permit associates to spend more time with people and less with paper. Certain technology project implementation phases were rescheduled to the first half of 2005, rather than the fourth quarter of 2004, because of testing of control systems as required by the Sarbanes-Oxley Act. These short-term schedule changes are not expected to significantly affect project completion timelines.

     Technology initiatives completed or ongoing include:

°	CinciLink™, the company’s established Web site for agencies, enables agencies to access the company’s new Web-based systems and obtain information. The Web site includes content to make it easier for agencies to place business with the company, such as online policy loss information, software updates and a property casualty electronic coverage forms library. At the beginning of 2005, the Learning Center was added to CinciLink. It gives agency staff access to online courses on the company’s products and services and desktop computing.

°	CMS™, a new claims file management system, initially was deployed in late 2003. Field claims associates in all states are using CMS to process all newly reported claims. Planned upgrades for 2005 include agency access to enter information on agency-issued claims checks and agency claims reporting via CMS.

°	In 2004, WinCPP™, an online rate quoting system for commercial package, commercial auto and workers compensation policies, expanded to 18 states and now is available for agencies writing approximately 90 percent of the company’s total property casualty premiums. WinCPP was rolled out to two additional states in early 2005. Businessowner policy quoting capabilities were made available to one state in late 2004. Roll out into additional states is planned for 2005. A businessowners policy combines property, liability and business interruption coverages for small businesses.

°	Training for Diamond, the new personal lines processing system, was completed for agents in Alabama, Indiana, Michigan and Ohio in 2004. The single-entry policy processing system streamlines policy issue, improves cash flow by reducing processing time and offers direct billing. Training for agents in Florida, Georgia, Illinois, Kentucky, Minnesota, Missouri, Tennessee and Wisconsin is scheduled for 2005. During the fourth quarter of 2004, Diamond was used to process approximately $70 million in written premiums for Alabama, Kansas, Indiana, Michigan and Ohio agencies, up from $45 million in the third quarter of 2004 and $12 million in the second quarter of 2004. The company continues to enhance Diamond.

°	I-View, a commercial lines policy imaging and workflow system, was introduced in areas of the commercial lines underwriting department in mid-2004. I-View is expected to be available to all commercial lines underwriters by year-end 2005. This system’s online policy viewing capability is expected to enhance efficiency not only for commercial lines, but for other departments, including claims. The company believes this functionality should speed the delivery and booking of policies as well as help expedite the claims settlement process.

°	For 2005, development and delivery of a full-featured commercial lines policy processing system is the company’s primary business-technology objective. A commercial lines policy processing system will make it easier and more efficient for agencies to issue and administer commercial lines policies with the company. The immediate goal is to deliver a full version of the system for businessowners policies to one or more of the company’s high volume states by the end of 2005. During 2004, the company delivered a prototype to a small group of Ohio agencies for testing. Responses were positive and additional development phases are in process.

2004 10-K Page 3

°	CinciBond™, a new automated system to process license and permit surety bonds, was delivered to a small group of Ohio agencies for testing in late 2004. CinciBond enables agents to issue and print bonds at their office. Responses were positive and delivery to the remaining Ohio agencies and those in several additional states is anticipated during late 2005.

In all cases, the objective is to enhance the level of personal service that the company delivers by automating office functions.

•	Full-spectrum of products to enhance relationships with agencies – The Cincinnati Life Insurance Company, CFC Investment Company and CinFin Capital Management complement the property casualty operations by providing products and services that attract and retain high-quality independent insurance agencies.

°	Cincinnati Life seeks to round out and protect accounts in the property casualty agency and to improve account persistency. At the same time, the life operation looks to increase diversification, revenues and profitability for both the agency and the company. This strategy enhances the already strong relationship built by the combination of the property casualty and life companies. Cincinnati Life seeks to become the life insurance carrier of choice for the independent agencies that work with the property casualty operations by providing competitive products, responsive underwriting, high quality service and reasonable commissions.

°	CFC Investment Company offers equipment and vehicle leases and loans for independent insurance agencies, their commercial clients and other businesses. It also provides commercial real estate loans to agencies to help them operate and expand their businesses.

°	CinFin Capital Management markets asset management services to agents and their customers, as well as other institutions, corporations and individuals.

•	Programs to support agency growth. These include education programs for agents and staff and financing for buildings and equipment. In 2004, the insurance subsidiaries augmented ongoing training programs with a number of special events, including seminars held around the country to encourage cross-serving policyholders by expanding awareness of the company’s broad portfolio of products among producing agents. Headquarters programs and agent schools are well attended and differentiate the company from its peers.

•	Superior financial strength ratings. Insurance companies are rated on their financial strength and claims-paying ability, providing consumers with comparative information. The company historically has been awarded high financial strength ratings that distinguish it from other carriers (see Financial Strength Ratings, Page 7). Among other factors, independent ratings organizations focus on items such as results of operations, capital resources and minimum policyholders’ surplus requirements as well as qualitative analysis. While management believes its financial position will continue to be strong, the independent rating agencies could change their criteria or the company’s ratings based on their ongoing reviews.

•	Consistently high rankings in surveys of insurance companies. In a 2004 study, Ward Group again named Cincinnati Insurance to its annual lists of the top 50 property casualty and life/health insurers in America. Insurers and groups qualify based on financial safety, consistency and performance over the past five years. Cincinnati is one of only eight property casualty insurers that have qualified for the list in each of its 14 years and one of only 10 property casualty insurers for which the life insurance affiliate also qualified.

The National Association of Insurance Commissioners’ (NAIC) Online Consumer Information Sources measures the company’s low complaint ratio (www.naic.org) at 0.32 versus the national median of 1.00 for 2003, the most recent year for which data is available. NAIC members head state departments of insurance.

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

While the company believes that reported reserves are sufficient for all unpaid loss and loss expense obligations, the estimation process involves uncertainty by its very nature. The estimates are continually reviewed, and as facts regarding individual claims develop and new information becomes known, the reserve is adjusted as necessary. Adjustments due to loss development for prior years are reflected in the calendar year in which they are identified. Item 7, Property Casualty Loss and Loss Expense Reserves, Page 25, includes more information about the process used to analyze potential losses and establish reserves.

The anticipated effect of inflation is implicitly considered when estimating reserves for loss and loss expenses. While anticipated cost increases due to inflation are considered in estimating the ultimate claim costs, the increase in

2004 10-K Page 4

average severity of claims is caused by a number of factors that vary with the individual type of policy. Average severity projections are based on historical trends adjusted for anticipated changes in underwriting standards, policy provisions and general economic trends. These trends are monitored based on actual development. The company does not discount any of its property casualty loss and loss expense reserves.

A reconciliation of the beginning and ending balances of the company’s reserve for losses and loss expenses at December 31, 2004, 2003 and 2002, is presented in Item 8, Note 4 to the Consolidated Financial Statements, Page 82. The reconciliation of the December 31, 2003, reserve balance to net incurred losses one year later recognizes approximately $196 million in redundant reserves. The redundancy was partially due to the 2004 release of $32 million in Ohio uninsured motorist/underinsured motorist reserves as discussed in Item 7, Property Casualty Reserve Levels, Page 55.

Development of Loss and Loss Expenses

					Calendar year ended December 31,
(In millions)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

A. Originally reported reserves for
Gross of reinsurance	$1,510	$1,690	$1,824	$1,889	$1,978	$2,093	$2,401	$2,865	$3,150	$3,386	$3,514
Reinsurance recoverable	78	109	122	112	138	161	219	513	542	541	537

Net of reinsurance	$1,432	$1,581	$1,702	$1,777	$1,840	$1,932	$2,182	$2,352	$2,608	$2,845	$2,977

B. Cumulative net paid as of:
One year later	$368	$395	$453	$499	$522	$591	$697	$758	$799	$817
Two years later	578	630	732	761	853	943	1,116	1,194	1,235
Three years later	709	801	884	965	1,067	1,195	1,378	1,455
Four years later	802	881	992	1,075	1,207	1,327	1,526
Five years later	847	946	1,049	1,152	1,283	1,412
Six years later	885	977	1,093	1,205	1,333
Seven years later	902	1,009	1,123	1,239
Eight years later	926	1,031	1,146
Nine years later	943	1,045
Ten years later	953

C. Net reserves re-estimated as of:
One year later	$1,306	$1,429	$1,582	$1,623	$1,724	$1,912	$2,120	$2,307	$2,528	$2,649
Two years later	1,220	1,380	1,470	1,551	1,728	1,833	2,083	2,263	2,377
Three years later	1,214	1,279	1,405	1,520	1,636	1,802	2,052	2,178
Four years later	1,131	1,236	1,380	1,465	1,615	1,771	2,010
Five years later	1,106	1,227	1,326	1,466	1,608	1,757
Six years later	1,091	1,189	1,333	1,463	1,602
Seven years later	1,060	1,205	1,333	1,460
Eight years later	1,091	1,210	1,332
Nine years later	1,095	1,208
Ten years later	1,097

D. Cumulative net redundancy as of:
One year later	$126	$152	$120	$154	$116	$20	$62	$45	$80	$196
Two years later	212	201	232	226	112	99	99	89	231
Three years later	218	302	297	257	204	130	130	174
Four years later	301	345	322	312	225	161	172
Five years later	326	354	376	311	232	175
Six years later	341	392	369	314	238
Seven years later	372	376	369	317
Eight years later	341	371	370
Nine years later	337	373
Ten years later	335

Net liability re-estimated—latest	$1,097	$1,208	$1,332	$1,460	$1,602	$1,757	$2,010	$2,178	$2,377	$2,649
Re-estimated recoverable—latest	176	180	172	182	209	216	243	504	542	532

Gross liability re-estimated—latest	$1,273	$1,388	$1,504	$1,642	$1,811	$1,973	$2,253	$2,682	$2,919	$3,181

Cumulative gross redundancy	$237	$302	$320	$247	$167	$120	$148	$183	$231	$205

Differences between the property casualty reserves reported in the accompanying consolidated balance sheets (prepared in accordance with accounting principles generally accepted in the United States of America – GAAP) and those same reserves reported in the annual statements (filed with state insurance departments in accordance with statutory accounting practices – SAP), relate principally to the reporting of reinsurance recoverables, which are recognized as receivables for GAAP and as an offset to reserves for SAP.

The table above shows the development of the estimated reserves for loss and loss expenses for the years prior to 2004:

•	Section A shows the total property casualty loss and loss expense reserves recorded at the balance sheet date for each of the indicated calendar years on a gross and net basis. Those reserves represent the estimated amount of loss and loss expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to the company.

•	Section B shows the cumulative net amount paid with respect to the previously recorded reserve as of the end of each succeeding year. For example, as of December 31, 2004, the company paid $953 million of loss and loss

2004 10-K Page 5

expenses in calendar years 1995 through 2004, for losses that occurred in accident years 1994 and prior. As a result, an estimated $144 million of losses remain unpaid as of year-end 2004 (net re-estimated reserves of $1.097 billion less cumulative paid loss and loss expenses of $953 million).

•	Section C shows the re-estimated amount of the previously reported reserves based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

•	Section D, cumulative net redundancy, represents the aggregate change in the estimates for all years subsequent to the year the reserves were initially established. For example, reserves established at December 31, 1994, had developed a $335 million redundancy over 10 years, net of reinsurance, which has been reflected in income over the 10 years. The effects on income in 2004, 2003 and 2002 of changes in estimates of the reserves for loss and loss expenses for all accident years are shown in the reconciliation above.

In evaluating this information, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, payments or reserve adjustments related to losses settled in 2004 but incurred in 1998 will be included in the cumulative deficiency or redundancy amount for 1999 and each subsequent year. In addition this table presents calendar year data, not accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that have affected development of the reserve in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this data.

Reinsurance

The company has property and casualty working reinsurance treaties for 2004 through reinsurance companies that have written its treaties for more than 15 years. The strong relationships the company has with these reinsurers has allowed the company to negotiate what it considers to be favorable terms and conditions during a difficult time in the market cycle. To add further diversification to the reinsurance program, Partner Reinsurance Company of the U.S. was added to the property per risk and casualty per occurrence treaties effective January 1, 2005, joining American Re-Insurance Company, GE Insurance Solutions and Swiss Reinsurance America Corporation. The property casualty working treaties align the company with what it considers to be four of the most financially sound reinsurance companies in the world. The company also secures property catastrophe coverage and catastrophic casualty protection.

The 2005 property and casualty reinsurance program encompasses five primary components:

•	Property per risk treaty – The primary purpose of the property treaty is to provide excess limits capacity up to $25 million, supplying adequate capacity for the majority of the risks the company writes. The ceded premium is estimated to be $31 million for 2005, compared with $27 million in 2004 and $25 million in 2003. In 2005, the company is retaining the first $3 million of each loss. Losses between $3 million and $25 million are reinsured at 100 percent. The $3 million base retention is new for 2005. For the past several years, the company retained $2 million with 40 percent co-participation for the next $3 million of loss. Losses in excess of $3 million were reinsured at 100 percent up to $25 million in 2004 and 2003.

•	Casualty per occurrence treaty – The casualty treaty provides the company with excess capacity up to $25 million. Similar to the property treaty, this provides sufficient capacity to write the vast majority of casualty accounts the company insures. The ceded premium is estimated to be $66 million in 2005, compared with $61 million in 2004 and $55 million in 2003. In 2005, the company is retaining the first $2 million of each casualty loss, and 60 percent of the next $2 million of loss. This structure is identical to 2004 and 2003. Losses in excess of $4 million are reinsured at 100 percent up to $25 million.

•	Casualty fourth excess treaty – The company also purchases a casualty reinsurance treaty that provides an additional $25 million in protection for certain casualty losses. This treaty, along with the casualty per occurrence treaty, provides a total of $50 million of protection for workers compensation losses, extra-contractual liability coverage and clash coverage, which is used when there is a single occurrence involving multiple policyholders of The Cincinnati Insurance Companies or multiple coverages for one insured. The ceded premium is estimated to be $2 million in 2005 up only slightly from 2004 and 2003.

•	Casualty fifth excess treaty — Effective March 1, 2005, the company purchased a new fifth excess treaty, which provides an additional $20 million in casualty loss coverage. Similar to the casualty fourth excess, the fifth excess treaty provides catastrophic coverage for workers compensation, extra-contractual liability coverage and clash coverage losses. The ceded premium is estimated to be $1 million for 2005.

•	Property catastrophe treaty – To protect against catastrophic events such as wind and hail, hurricanes or earthquakes, the company purchases property catastrophe reinsurance, with a limit up to $500 million. For the 2005 treaty, ceded premiums are estimated to be $30 million, up from $27 million in 2004, excluding the reinstatement premium, and $21 million in 2003. The premium increase for 2005 is partially due to the increase in the limit to $500 million effective April 1, 2004, from $400 million, to keep limits in line with increases in exposures due to company growth. The company will retain the first $25 million of losses arising out of a single

2004 10-K Page 6

event and will retain 40 percent of losses from $25 million to $45 million, down from 43 percent in 2004. The company retains 5 percent of all losses in excess of $45 million, up to $500 million.

Individual risks with insured values in excess of $25 million as identified in the policy are handled through a different reinsurance mechanism. Property coverage for individual risks with insured values between $25 million and $50 million are reinsured under an automatic facultative treaty. For those risks with property values exceeding $50 million, the company negotiates the purchase of facultative coverage on an individual certificate basis. For casualty coverage on individual risks with limits exceeding $25 million, facultative reinsurance coverage is placed on an individual certificate basis.

Responding to the challenges presented by terrorism has become a very important issue for the insurance industry over the last three years. Terrorism coverage at various levels has been secured in all of the company’s reinsurance agreements. The broadest coverage for this peril is found in the property and casualty working treaties, which provide coverage for commercial and personal risks. The company’s property catastrophe treaty provides coverage for personal risks and the majority of its reinsurers provide limited coverage for commercial risks with total insured values of $10 million or less. For insured values between $10 million and $25 million, there also may be coverage in the property working treaty.

Reinsurance protection for the company’s surety business is covered under separate treaties with many of the same reinsurers that write the property casualty working treaties.

The estimated incremental cost increase of $13 million for the 2005 property casualty working reinsurance agreements is primarily due to the growth in the company’s premium base. The company believes it has the financial ability to absorb losses at the current retention levels, and the 2005 reinsurance agreements are a means of balancing reinsurance costs with what it considers to be an acceptable level of risk. Reinsurance does not relieve the company of its obligation to pay covered claims. The financial strength of the company’s reinsurers is important because the company’s ability to recover losses under one of the reinsurance agreements depends on the financial viability of the reinsurer.

Reinsurance protection for the company’s life insurance business is covered under separate treaties with many of the same reinsurers that write the property casualty working treaties. In 2005, the company modified its reinsurance protection for the life insurance business due to changes in the marketplace during 2004 that affected the cost and availability of reinsurance for term life insurance. Previously, the company retained 20 percent of each term policy, not to exceed $500,000, and ceded the balance of mortality risk and policy reserve. Under the new program, the company will continue to retain no more than a $500,000 exposure, ceding the balance using excess over retention mortality coverage, but will retain the policy reserve. Retaining the policy reserve has no direct impact on GAAP results. Because of the conservative nature of statutory reserving principles, retaining the policy reserve does have a negative impact on statutory income. The company currently is researching alternative reinsurance solutions to moderate the effect on statutory income of retaining the policy reserve for new term business. Management believes it will be able to structure this portion of the reinsurance program to provide the life insurance company with the ability to continue to grow in the term life insurance marketplace while appropriately managing risk, at a cost that allows the company to achieve its profit targets.

Financial Strength Ratings

Cincinnati Financial is awarded credit (debt) ratings (see Item 7, Long- and Short-term Debt, Page 60, for a discussion of the company’s credit ratings), and its insurance subsidiaries are awarded insurer financial strength ratings. The following summarizes the insurer financial strength ratings as of March 4, 2005. Insurer financial strength ratings assess an insurer’s ability to meet its financial obligations to policyholders and do not necessarily address matters that may be important to shareholders.

	Property Casualty	Life Insurance
	Insurance Subsidiaries	Subsidiary
A.M. Best	A++	A+

Fitch Ratings	AA	AA

Moody’s Investors Service	Aa3	—

Standard & Poor’s Rating Services	AA-	AA-

(See Life Insurance Segment, Page 12, for a discussion of life insurance subsidiary ratings.)

•	In March 2004, A.M. Best affirmed its top A++ (Superior) financial strength ratings and stable outlook for the company’s property casualty group and subsidiaries. Less than 2 percent of the approximately 1,090 insurer groups A.M. Best reviews annually qualify for the A++ rating.

2004 10-K Page 7

A.M. Best cited the company’s superior risk-based capitalization, favorable operating results, long-standing independent agency distribution strategy and the stability created by its favorable loss reserve development and conservative accident-year reserving practices. A.M. Best said these strengths are somewhat offset by the group’s common stock leverage, catastrophe leverage and payout of stockholder dividends. Going forward, A.M. Best stated that it expects the group to maintain superior risk-adjusted capitalization as favorable operating margins generate growth in statutory surplus while both common stock and catastrophe leverage are reduced.

•	In March 2004 and again in October 2004, Fitch Ratings affirmed its AA (Very Strong) financial strength ratings and stable outlook for the company’s property casualty subsidiaries. Fitch cited the strong financial condition, operating profitability and above-average growth of the subsidiaries, as well as the group’s excellent financial flexibility and successful total return investment strategy.

The rating considers the group’s concentrated equity portfolio, geographic concentration, catastrophe exposure and its improving but underperforming homeowners line of business. Fitch stated that it expects capitalization to remain strong, reflecting conservative loss reserving and adequate catastrophe reinsurance protection.

•	Following the company’s announcement of year-end 2004 results, Moody’s Investors Service commented that the company’s strong balance sheet and conservative financial and operating leverage metrics continue to support the property casualty subsidiaries’ Aa3 ratings. Moody’s considers that the company’s equity exposure, along with its potential liabilities, presents increased volatility risk to capital and surplus.

Moody’s noted that the company is well positioned to continue to produce underwriting profits over the near term on its commercial lines business, as pricing levels are still adequate. On the personal lines side, Moody’s cited signs of improvement largely due to good results in the company’s private passenger auto business line and the company’s efforts to implement corrective underwriting actions in its homeowners business line.

•	In June 2004 and again in September 2004, Standard & Poor’s Ratings Services affirmed its AA- (Very Strong) ratings of the property casualty subsidiaries and its negative outlook. The ratings are based on the company’s strong, competitive business position, high business persistency, extremely strong capitalization and high degree of financial flexibility. Standard & Poor’s outlook considers the company’s underperformance in its homeowners’ business, aggressive investment strategies and slow, deliberate response to changing markets.

Standard & Poor’s stated that it expects that the company should continue to perform well in its largest business segment, commercial lines, while lagging peers in personal lines profitability over the near term. Although progress could be tempered by the sizeable equity position, adverse regulatory or judicial decisions or catastrophes, Standard & Poor’s expects capitalization and growth will remain extremely strong, as new agency appointments and territory subdivisions partially offset possible weakening in industry pricing.

Management believes that its superior insurer financial strength ratings are clear, competitive advantages in the segment of the insurance marketplace that the company’s agents serve. The company’s financial strength supports the consistent, predictable performance that its policyholders, agents, associates and shareholders have always expected and received, and it must be able to withstand significant challenges. The most important way management seeks to ensure that the company remains consistent and predictable is to align agents’ interests with those of the company, giving agents outstanding service and compensation to earn their best business.

While the potential for volatility exists due to the company’s catastrophe exposures, investment philosophy and bias towards incremental change, the ratings agencies consistently have asserted that the company has built appropriate financial strength and flexibility to manage that volatility and seek higher long-term returns for shareholders. Management remains committed to strategies that emphasize long-term stability instead of quickly reacting to changes in market conditions to obtain short-term benefits. For example, the company maintains strong insurance company statutory-basis surplus, a solid reinsurance program, sound reserving practices and low interest rate risk, as well as low debt and strong capital at the parent-company level.

In 2004, the board of directors and management established parameters around the property casualty company’s strong statutory surplus position that led to some short-term actions. The new parameters allow the company to remain consistent with its long-term underwriting and equity investing strategies while responding to risk factors that are studied carefully by the ratings agencies.

In the second quarter of 2004, the company:

•	Changed the allocation of new property casualty portfolio investments to reduce the ratio of common stock to statutory surplus. The property casualty portfolio maintained that ratio below 100 percent throughout the 1990s. The ratio was 103.5 percent at year-end 2004 compared with 114.7 percent at year-end 2003 after moving as high as 120.5 percent after Codification was adopted in 2000 (see Regulation, Page 15, for information regarding Codification of Statutory Accounting Practices). The company anticipates allocating cash flow available for investment to fixed-income securities through mid-2005 (see Item 7, Investment Portfolio, Page 53, for additional information regarding portfolio allocation).

•	Sold or reduced common stock positions in the property casualty portfolio that the investment committee of the board of directors believed no longer met the company’s investment parameters (see Item 7, Investments Results

2004 10-K Page 8

Of Operations, Page 47, for a discussion of equity securities sold during 2004). The $356 million sold was equivalent to less than 5 percent of the consolidated equity portfolio. The proceeds were reinvested in fixed income and convertible securities. The equity sales were a primary reason for the company’s high realized gains in 2004.

•	Added another $100 million layer to the property casualty reinsurance program, raising the limit to $500 million, effective April 1, 2004 (see Reinsurance, Page 6, for additional information regarding the company’s reinsurance programs).

•	Began changing homeowner policy earthquake deductibles to 10 percent from 5 percent.

These property casualty actions did not signal a change in the company’s overall investment philosophy. The company remains fully committed to a long-term equity focus that management believes is the key to the company’s long-term growth and stability (see Investments Segment, Page 13, for a discussion of the company’s investment strategy). The company currently intends to continue to invest for income and growth, focusing on a total-return strategy supported by investments in dividend-paying companies. Over the longer term, the company anticipates continuing to invest in equity securities to help achieve its portfolio objectives. However, the company believes that recent short-term actions to enhance the property casualty statutory surplus quality should support the predictability viewed by rating agencies as one of the company’s primary strengths, and by agents as a competitive advantage.

Commercial Lines Property Casualty Insurance Segment

The commercial lines property casualty insurance segment contributed $2.126 billion in net earned premiums to the company’s total revenues and $338 million to income before income taxes in 2004. Commercial lines net earned premiums grew 11.4 percent in 2004, 10.8 percent in 2003 and 18.6 percent in 2002.

The company markets its full complement of commercial products in all 986 property casualty independent agencies and all 31 states in which it markets property casualty insurance. The company’s emphasis is on providing products that agents can market to small- to mid-size businesses in their communities. The company monitors agency earned premium, which is earned premium before reinsurance, on a by-state basis to evaluate its performance on a geographic basis. In 2004, Illinois, Indiana, Michigan, North Carolina, Ohio, Pennsylvania and Virginia, each with at least $100 million in commercial lines agency earned premium, generated 59.3 percent of commercial lines premiums compared with 60.4 percent in the prior year. In these states, agency earned premiums grew 10.0 percent, or $120 million, in 2004 compared with 11.9 percent, or $127 million, in 2003. Ohio, where the company has 187 independent agencies, accounted for 18.7 percent of commercial lines earned premiums, versus 19.4 percent in 2003. In the remaining 24 states, agency earned premiums grew 15.2 percent and 17.7 percent, or $119 million and $118 million, in 2004 and 2003, respectively.

Commercial Lines Agency Earned Premiums by State

		Years ended December 31,
		Percent		Percent	2004-2003	2003-2002
(In millions)	2004	of total	2003	of total	Change %	Change %

Ohio	$415	18.7	$384	19.4	8.1	11.8
Illinois	234	10.5	217	10.9	7.7	9.8
Pennsylvania	162	7.3	141	7.1	14.4	16.1
Indiana	160	7.2	149	7.5	6.8	10.9
Michigan	130	5.8	117	5.9	11.3	13.4
North Carolina	112	5.0	97	4.9	15.9	11.8
Virginia	107	4.8	95	4.7	13.5	10.5
Wisconsin	90	4.1	81	4.1	11.1	13.1
Iowa	77	3.4	68	3.4	12.4	14.5
Other states	738	33.2	637	32.1	16.0	18.6

Total	$2,225	100.0	$1,986	100.0	12.0	14.1

From 2001 into 2003, the commercial lines marketplace implemented continued rate increases in reaction to concerns about the economy, reserve shortfalls and rising loss severity, exacerbated by the events of September 11, 2001. Also in response to rising loss severity, during that period, some competitors announced decisions to exit geographic markets or specific lines of business; others instituted across-the-board price increases. Industry analysts believed the market was experiencing a renewed awareness of underwriting discipline. By late 2003, industry actions had begun to ease many of these concerns.

From late-2003 through the end of 2004, competition has increased in the commercial lines marketplace, particularly to attract quality new business. In the company’s experience, the level of competition varies market-by-market, by line of business and by size of account. In most markets where the company competes, the company believes that disciplined underwriting generally remains the norm. In the company’s opinion, carriers are modifying prices rather than changing policy terms and conditions.

2004 10-K Page 9

As competition in the commercial markets has increased, the company has maintained its pricing discipline for both renewal and new business. While the company’s independent agents reported only modest pressure on renewal pricing at the end of 2004, they communicated that winning new business would require more pricing flexibility and careful risk selection. The company intends to remain a stable market for its agencies’ best business, and management believes that the company’s case-by-case approach gives it a clear advantage. The company’s field marketing associates and its independent agents work together to select risks and respond appropriately to local pricing trends. Historically, they have proven capable of balancing risk and price to achieve growth in new business over the longer term.

Looking ahead, management believes that opportunities to obtain new business and increase policy count will come from its strong relationships with independent agencies, subdivision of territories to enhance service and appointment of new agencies over the next several years. Offsetting new appointments will be continued consolidation within the independent agency marketplace and terminations of certain of its agency relationships.

Staying abreast of evolving market conditions is a critical function, accomplished in both an informal and a formal manner. Informally, the field marketing representatives are in constant receipt of market intelligence from the agencies with which they work. Formally, the commercial lines product management group completes periodic market surveys to obtain competitive intelligence. This market information helps to determine the top competitors by line of business or specialty program and also determines market strengths and weaknesses for the company. The analysis encompasses pricing, breadth of coverage and underwriting/eligibility issues. In addition to reviewing the company’s competitive position, the product management group performs underwriting audits to assess profitability initiatives. Further, the company’s research and development department analyzes opportunities and develops new products, new coverage options and improvements to existing insurance products.

The company’s standard approach is to write three-year policies, and it considers this a competitive advantage in the commercial lines market. Although the company offers three-year terms, premiums for some coverages within those policies are adjustable at anniversary for the subsequent annual period, and policies may be cancelled at any time at the discretion of the policyholder. While writing three-year policies would appear to restrict opportunities to quickly adjust pricing, contract terms provide that the rates for automobile, workers compensation, professional liability and most umbrella liability coverages within multi-year packages may be changed at each of the policy’s annual anniversaries for the next one-year period. The annual rate adjustments could incorporate rate changes approved by state insurance regulatory authorities between the date the policy was written and its annual anniversary date, as well as changes in risk exposures and premium credits or debits relating to loss experience, competition and other underwriting judgment factors. Management estimates that approximately 75 percent of 2004 commercial premium was written on a one-year policy term or was subject to annual rating adjustments.

In the company’s experience, multi-year packages can be marketed at rates that may be slightly higher than annual package rates. By reducing annual administrative efforts, multi-year policies reduce the company’s and agency’s expenses and the incentive for the policyholder to shop for a new policy every year. Management believes that the advantages of three-year policies in terms of policyholder convenience, account retention and reduced administrative costs outweigh the potential disadvantage of these policies, even in periods of rising rates.

Management believes that its three-year commercial policies are somewhat less price sensitive for quality-conscious insurance buyers who are typical customers of the company’s independent agents. For three years, or even over relationships that last decades, those policyholders have experienced the company’s personal claims service, benefited from the company’s coverage packages and relied on the company’s high financial strength ratings. Customized insurance programs on a three-year term complement the relationships these policyholders have with their agents and with the company. They may be less inclined to shop their accounts annually.

In 2003, the company resumed writing three-year policies for contractor risks in most states because of these advantages. In 2002, the company temporarily wrote one-year policies for contractor risks while awaiting state regulatory approval for two significant coverage changes in the company’s general liability and umbrella coverage forms. The changes brought the company’s policy forms in line with industry practices by capping the amount payable during a policy period (usually 12 months) for certain types of liability claims and by clarifying how a policy responds once the insured learns that injury or damage has occurred during a prior policy period. Looking ahead, the company expects that these changes will help the company better manage liability losses and remain a viable market for agents to place coverage for well-managed, reputable contractors. Underwriters carefully monitor new and renewal contractor business, continuing to write one-year policies when competitive or underwriting issues make three-year policies impractical.

Four business lines – commercial multi-peril, workers compensation, commercial automobile and other liability – account for approximately 90 percent of commercial lines earned premiums.

•	Commercial multi-peril provides a combination of property and liability coverage. Property insurance covers damages such as those caused by fire, wind, hail, water, theft, vandalism and business interruption resulting from a covered loss. Liability coverage insures businesses against third-party liability from accidents occurring on their premises or arising out of their operations, such as injuries sustained from products sold.

2004 10-K Page 10

•	Workers compensation covers employers for specified benefits payable under state or federal law for workplace injuries to employees.

•	Commercial auto covers businesses for liability to others for both bodily injury and property damage, medical payments to insureds and occupants of their vehicles, physical damage to an insured’s own vehicle from collision and various other perils, and damages caused by uninsured motorists..

•	Other liability includes commercial umbrella, commercial general liability and most executive risk policies, which cover liability exposures including bodily injury, directors and officers and employment practices, property damage arising from products sold and general business operations.

The remainder of commercial lines earned premiums was derived from a variety of other types of insurance products the company offers to commercial customers, including fiduciary and surety bonds and machinery and equipment policies.

Personal Lines Property Casualty Insurance Segment

The personal lines property casualty insurance segment contributed $793 million in net earned premiums to the company’s total revenues and a $40 million loss before income taxes in 2004. Personal lines net earned premiums grew 6.4 percent in 2004, 11.2 percent in 2003 and 8.2 percent in 2002.

The company actively markets its personal lines products in 22 of the 31 states in which it markets commercial lines insurance and selected products within certain agencies in the nine remaining states. In 2004, Alabama, Georgia, Illinois, Indiana, Kentucky, Michigan and Ohio, each with $35 million or more in personal lines agency earned premium, generated 76.2 percent of personal lines premiums, compared with 76.9 percent in 2003. In these states, agency earned premiums grew 6.4 percent, or $37 million, in 2004, versus 8.6 percent, or $46 million, in the prior year. Ohio, where the company has 182 independent agencies writing personal lines products, accounted for 37.6 percent of 2004 personal lines agency earned premiums compared with 38.2 percent in 2003. In the remaining 21 states, agency earned premiums grew 10.7 percent and 16.2 percent, or $19 million and $24 million, in 2004 and 2003, respectively.

Personal Lines Agency Earned Premiums by State

		Years ended December 31,
		Percent		Percent	2004-2003	2003-2002
(In millions)	2004	of total	2003	of total	Change %	Change %

Ohio	$306	37.6	$290	38.2	5.7	6.7
Indiana	76	9.3	74	9.8	2.7	6.0
Illinois	60	7.4	56	7.3	7.7	11.2
Georgia	59	7.3	56	7.4	5.9	5.5
Michigan	45	5.5	39	5.2	14.9	30.9
Alabama	39	4.7	37	4.9	2.9	5.8
Kentucky	36	4.4	31	4.1	13.3	14.0
Wisconsin	28	3.4	25	3.4	8.2	12.4
Florida	25	3.0	24	3.1	4.7	11.3
Other states	141	17.4	125	16.6	12.3	18.0

Total	$815	100.0	$757	100.0	7.4	10.2

Since 2000, the company has observed that the personal lines marketplace has focused on underwriting discipline rather than market share. The result has been an industry-wide improvement in profitability, augmented by favorable loss frequency and severity trends. Overall, rates for both personal auto and homeowner insurance have risen in conjunction with stricter enforcement of underwriting guidelines. Despite the record level of industry-wide catastrophe losses in 2004, competition began to increase during the year in the personal lines marketplace, with industry analysts observing a plateau in year-over-year rate filings.

The company markets homeowners and personal automobile insurance products through 706 of its 986 independent agencies. The 280 agencies that do not market the full complement of personal lines products either are located in states in which the company does not actively market these products or the company has determined, in conjunction with agency management, that the company’s personal lines products are not appropriate for their agencies at this time. Personal automobile accounted for 56.8 percent and homeowners accounted for 32.6 percent of personal lines net earned premium in 2004.

•	Personal automobile covers liability to others for both bodily injury and property damage, medical payments to insureds and occupants of their vehicle, physical damage to an insured’s own vehicle from collision and various other perils, and damages caused by uninsured motorists.. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage.

2004 10-K Page 11

•	Homeowners covers losses to dwellings and contents from a wide variety of perils, as well as liability arising out of personal activities both on and off the covered premises. The company also offers coverage for condominium unit owners and renters.

The remainder of personal lines earned premium was derived from a variety of other types of insurance products the company offers to individuals such as dwelling fire, inland marine, personal umbrella liability and watercraft coverages.

Life Insurance Segment

The life insurance segment contributed $104 million of the company’s total revenues and a $2 million gain before income taxes in 2004. See Item 7, Life Insurance, Page 45, for additional information regarding life insurance segment profitability.

The Cincinnati Life Insurance Company’s mission complements that of the overall company: to provide products and services that attract and retain high quality independent insurance agencies. The company primarily focuses on life products that produce revenue growth through a steady stream of premiums.

Cincinnati Life seeks to round out and protect accounts in the property casualty agency and to improve account persistency. At the same time, the life operation looks to increase diversification, revenues and profitability for both the agency and the company. This strategy enhances the already strong relationship built by the combination of the property casualty and life companies.

Cincinnati Life seeks to become the life insurance carrier of choice for the independent agencies that work with the property casualty operations by providing competitive products, responsive underwriting, high quality service and reasonable commissions. At year-end 2004, approximately 89 percent of the company’s 986 property casualty agencies offered Cincinnati Life’s products to their policyholders. The life company also seeks to develop life business from other independent life insurance agencies in a manner that does not conflict or compete with the property casualty agencies.

Four lines of business – term insurance, whole life insurance, universal life insurance and worksite products – account for approximately 85 percent of the life insurance segment’s revenues:

•	Term insurance – policies under which the benefit is payable only if the insured dies during a specified period of time or term; no benefit is payable if the insured survives to the end of the term. While premiums are fixed, they must be paid as scheduled. The proposed insured is evaluated using normal underwriting standards.

•	Whole life insurance – policies that provide life insurance for the entire lifetime of the insured; the death benefit is guaranteed never to decrease and premiums are guaranteed never to increase. While premiums are fixed, they must be paid as scheduled. These policies provide specified cash values that are available to withdrawing policyholders. The proposed insured is evaluated using normal underwriting standards.

•	Universal life insurance – long-duration life insurance policies. Contract premiums are neither fixed nor guaranteed; however, the contract does specify a minimum interest crediting rate and a maximum cost of insurance charge and expense charge. Premiums are not fixed and may be varied by the contract owner. The cash values available to withdrawing policyholders are not guaranteed and depend on the amount and timing of actual premium payments and the amount of actual contract assessments. The proposed insured is evaluated using normal underwriting standards.

•	Worksite products – term insurance, whole life insurance, universal life and disability insurance offered to employees through their employer. Premiums are collected by the employer using payroll deduction. Polices are issued using a simplified underwriting approach and for smaller face amounts than similar regularly underwritten policies. Worksite insurance products provide the company’s property casualty agency force with excellent cross serving opportunities for both commercial and personal accounts. Agents find that offering worksite marketing to employees of their commercial accounts provides a benefit to the employees at low cost to the employer.

In addition, Cincinnati Life markets:

•	Disability income insurance — provides monthly benefits to offset the loss of income when the insured person is unable to work due to accident or illness.

•	Deferred annuities — provide regular income payments that commence after the end of a specified period or when the annuitant attains a specified age. During the deferral period, any payments made under the contract accumulate at the crediting rate declared by the company but not less than a contract-specified guaranteed minimum interest rate of 3 percent to 4 percent. A deferred annuity may be surrendered during the deferral period for a cash value equal to the accumulated payments plus interest less the surrender charge, if any.

•	Immediate annuities — provide some combination of regular income and lump sum payments in exchange for a single premium. Most of the immediate annuities written by the life insurance segment are purchased by the company’s property casualty companies to settle casualty claims.

Cincinnati Life is a financially strong and stable life insurance company. Cincinnati Life’s statutory adjusted risk-based surplus increased 10.7 percent to $491 million at December 31, 2004, from $443 million a year earlier. Statutory

2004 10-K Page 12

adjusted risk-based surplus as a percentage of liabilities, a key measure of life insurance company capital strength, were 38.3 percent at year-end 2004 compared with an estimated industry average ratio of 10.5 percent. The higher the ratio, the stronger an insurer’s security for policyholders and its capacity to support business growth . A.M. Best – A+ (Superior), Fitch Ratings – AA (Very Strong) and Standard & Poor’s Ratings Services – AA- (Very Strong, negative outlook) maintained their ratings for Cincinnati Life in 2004.

Investments Segment

The investment segment contributed $583 million of the company’s total revenues in 2004, primarily from net investment income and realized investment gains and losses from investment portfolios managed for the holding company and each of the operating subsidiaries. Primarily from investment income, it contributed $537 million of income before income taxes, or 67.2 percent of total income before income taxes.

While the company seeks to generate an underwriting profit in its property casualty and life segments, the investment segment historically has provided the primary source of profits and contributed to the company’s financial strength, driving long-term growth in shareholders’ equity and book value.

Under the direction of the investment committee of the board of directors, the company’s analysts and portfolio managers seek to balance current investment income opportunities and long-term appreciation so that current cash flows from both insurance and investment operations can be compounded to achieve above-average long-term total return.

While focused on long-term total return, the company maintains liquidity to meet both its immediate and long-range insurance obligations with the purchase and maintenance of medium-risk fixed-maturity and equity securities. Historically, approximately 65 percent to 70 percent of available cash has been invested in fixed-income securities with the remaining 30 percent to 35 percent invested in equity and equity-linked securities.

In preparing the Consolidated Financial Statements, convertible securities are included in fixed-maturities or equity securities, based on the characteristics of the underlying security (bond or preferred stock). When monitoring and evaluating investment operations results, the company broadly categorizes investments as fixed-income securities, which includes investment-grade corporate bonds, high-yield corporate bonds and tax-exempt municipal bonds; and equity and equity-linked securities, which includes common and preferred stocks and all convertible securities.

At year-end 2004 and 2003, these five classes of assets accounted for the following:

	Years ended December 31,
	2004		2003
(Dollars in millions)	Book value	Market value	Book value	Market value

Investment-grade corporate bonds	$2,540	$2,669	$1,873	$2,011
High-yield corporate bonds	324	355	505	537
Tax-exempt municipal bonds	1,622	1,694	1,181	1,258
Common stocks	1,918	7,466	2,174	8,160
Convertible securities	395	455	423	483

Total	$6,799	$12,639	$6,156	$12,449

Fixed-income Securities

By maintaining a well diversified fixed-income portfolio, the company attempts to reduce overall credit risk. The company invests new money in the bond market on a continuous basis, targeting what management believes to be optimal risk-adjusted after-tax yields. Risk, in this context, includes both credit and interest rate risk. Management does not make concerted efforts to alter duration on a portfolio basis in response to anticipated movements in interest rates. By continually investing in the bond market, the company builds a broad, diversified portfolio that management believes mitigates the impact of adverse economic factors. In recent years, the company has taken into account the trend toward a flatter corporate yield curve and an overall decline in credit quality by purchasing higher-quality corporate bonds with shorter maturities as well as tax-exempt municipal bonds and U.S. agency paper. The company’s focus on long-term total return may result in variability in the levels of realized and unrealized investment gains or losses from one period to the next.

With the exception of U.S. agency paper, no individual fixed-income issuer’s securities accounted for more than 0.6 percent of the fixed-income portfolio at December 31, 2004. For the insurance companies’ portfolios, strong emphasis is placed on purchasing current income-producing securities.

•	Investment-grade corporate bonds have a Moody’s rating at or above Baa 3 or a Standard & Poor’s rating at or above BBB-. The company seeks to balance current income with potential changes in market value as well as changes in credit risk when determining whether or not to hold these securities to maturity.

•	High-yield corporate bonds have a Moody’s rating below Baa 3 or a Standard & Poor’s rating below BBB-. The company’s strong capital position provides the flexibility to invest in these securities in addition to investment-grade corporate bonds. While such investments tend to have higher yields, they are inherently more risky, as their

2004 10-K Page 13

ratings indicate, with a higher potential for default by the issuer. Historically, they have contributed positively to investment income and, in general, are less sensitive to interest rate fluctuations. Similar to investment-grade bonds, the company seeks to balance current income with potential changes in market value as well as changes in credit risk when determining whether or not to hold these securities to maturity. This security class is closely monitored for selective buying opportunities, but more importantly for changes in the market that may negatively affect existing holdings. See Item 7A, Unrealized Investment Gains and Losses, Page 66, for further discussion.

•	Tax-exempt municipal bonds are exempt from federal taxes, a feature the company continues to find attractive. However, the company invests in a blend of tax-exempt and taxable fixed-maturity securities because of alternative minimum tax effects. The company traditionally has purchased municipal bonds focusing on essential services, such as schools, sewer, water or others. While no single municipal issuer accounted for more than 1.4 percent of the tax-exempt municipal bond portfolio at December 31, 2004, concentrations within individual states can be high. Holdings in five states – Illinois, Indiana, Ohio, Texas and Washington – accounted for 61.0 percent of the municipal bond portfolio at year-end 2004.

Equity and Equity-linked Securities

The company’s equity and equity-linked securities portfolio includes a core group of common stocks that the company can monitor closely to gain an in-depth understanding of their organization and industry. It also includes a broader group of smaller positions in common and preferred stocks and convertible securities, which can be a source of trading flexibility and other risk management advantages. The company’s portfolio of equity investments had an average dividend yield-to-cost of 11.5 percent at December 31, 2004.

•	Common stocks – At December 31, 2004, 35.8 percent of the common stock holdings (measured by market value) were held at the parent company level. Common stock investments generally are securities with annual dividend yields of 1.5 percent to 3.0 percent and histories of dividend increases. Other criteria include increasing sales and earnings, proven management and a favorable outlook.

Common Stock Holdings

	As of and for the year ended December 31, 2004
				Earned	Earned
	Actual	Fair	Percent of	dividend	dividend to
(Dollars in millions)	cost	value	fair value	income	fair value

Fifth Third Bancorp	$283	$3,443	46.1%	$95	2.8%
ALLTEL Corporation	119	774	10.4	20	2.5
ExxonMobil Corporation	133	459	6.2	10	2.1
National City Corporation	171	368	4.9	15	4.0
The Procter & Gamble Company	94	308	4.1	5	1.8
PNC Financial Services Group, Inc.	62	270	3.6	9	3.5
Wyeth	57	184	2.5	5	2.6
U.S. Bancorp	109	176	2.4	5	3.1
FirstMerit Corporation	54	152	2.0	6	3.7
Wells Fargo & Company	66	137	1.8	4	2.9
Sky Financial Group, Inc.	91	134	1.8	4	3.0
Alliance Capital Management Holding L.P.	53	133	1.8	4	2.8
Johnson & Johnson	101	132	1.8	2	1.7
Piedmont Natural Gas Company, Inc.	62	129	1.7	6	4.6
All other common stock holdings	463	666	8.9	26	3.9

Total	$1,918	$7,465	100.0%	$216	2.9

When investing in common stock, management seeks to identify companies in which it can accumulate more than 5 percent of their outstanding shares. There also is a core group of common stocks in which the company holds a market value of at least $100 million. At year-end 2004, there were 14 holdings in that core group, including three of the four investments where the company held more than 5 percent of their outstanding shares. While this emphasis on a small group of equities and long-term investment horizon has resulted in significant concentrations within the portfolio, the company has followed this buy-and-hold strategy for many years, resulting in significant accumulated unrealized appreciation within the equity portfolio. At year-end 2004, the largest industry concentrations within these large common equity holdings were the financials sector at 65.9 percent of total market value and the healthcare sector at 5.7 percent of total market value. (See Item 7, Investment Results of Operations, Page 47, for a discussion of equity securities sold during 2004.)

•	Convertible securities – For more than 30 years, the company has invested in convertible bonds and convertible preferred stocks. These securities are the primary trading vehicle in the portfolio. Management believes the conversion features enhance the overall values of these securities and does not believe that investments in convertible securities pose any significant risk to the company or its portfolio due to their characteristics. As a class, convertible securities tend to be less sensitive to interest rate changes than fixed-rate securities and less sensitive to market conditions than common stocks.

Additional information regarding the composition of investments is included in Item 8, Note 2 to the Consolidated Financial Statements, Page 80.

2004 10-K Page 14

Regulation

State Regulation

The business of insurance primarily is regulated by state law. Although the company’s insurance subsidiaries are domiciled in Ohio and primarily subject to Ohio insurance laws and regulations, the company also is subject to state regulatory authorities of all states in which it writes insurance. The state laws and regulations that have the most significant effect on the company’s insurance operations and financial reporting are discussed below.

•	Insurance Holding Company Regulation — The company’s subsidiaries primarily engage in the property casualty insurance business and secondarily in the life insurance business, both subject to regulation as an insurance holding company system by the State of Ohio, the domiciliary state of the company and its insurance subsidiaries. Such regulation requires that each insurance company in the system register with the department of insurance of its state of domicile and annually furnish financial and other information about the operations of the individual companies within the holding company system. All transactions within a holding company affecting insurers must be fair and equitable. Notice to the insurance commissioner is required prior to the consummation of transactions affecting the ownership or control of an insurer and prior to certain material transactions between an insurer and any person or entity in its holding company. In addition, some of those transactions cannot be consummated without the commissioner’s prior approval.

•	Subsidiary Dividends — The dividend-paying capacity of the company’s insurance subsidiary is regulated by the laws of Ohio, the domiciliary state. The insurance subsidiary must provide a 10-day advance informational notice to the Ohio insurance department prior to payment of any dividend or distribution to its shareholders. Ordinary dividends must be paid from earned surplus, which is the amount of unassigned funds set forth in the insurance subsidiary’s most recent statutory financial statement.

Prior approval by the Ohio Department of Insurance is required before the payment of an extraordinary dividend to shareholders. See Item 8, Note 8 to the Consolidated Financial Statements, Page 83, for information concerning dividends paid by its insurance subsidiary in 2004.

•	Insurance Operations — The company’s insurance subsidiaries are subject to licensing and supervision by departments of insurance in the states in which they do business. The nature and extent of such regulations vary, but generally have their source in statutes that delegate regulatory, supervisory and administrative powers to state insurance departments. Such regulations, supervision and administration of the insurance subsidiaries include, among others, the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitations on investments; deposits of securities for the benefit of policyholders; regulation of policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; requirements regarding reserves for unearned premiums, losses and other matters; the nature of and limitations on dividends to policyholders and shareholders; the nature and extent of required participation in insurance guaranty funds; and the involuntary assumption of hard-to-place or high-risk insurance business, primarily workers compensation insurance.

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

•	Insurance Guaranty Association Assessments — Each state has insurance guaranty association laws under which the associations may assess life and property casualty insurers doing business in the state for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the insurer’s proportionate share of business written by all member insurers in the state. Assessments to the company’s insurance subsidiaries were $2 million, net of refunds, in both 2004 and 2003. The company cannot predict the amount and timing of any future assessments on its insurance subsidiaries under these laws.

•	Shared Market and Joint Underwriting Plans — State insurance regulation requires insurers to participate in assigned risk plans, reinsurance facilities and joint underwriting associations, which are mechanisms that generally provide applicants with various basic insurance coverages when they are not available in voluntary markets. Such mechanisms are most commonly instituted for automobile and workers compensation insurance, but many states also mandate participation in FAIR Plans or Windstorm Plans, which provide basic property coverages. Participation is based upon the amount of a company’s voluntary market share in a particular state for the classes of insurance involved. Underwriting results related to these organizations, which tend to be adverse to the company, have been immaterial to the company or its results of operations.

2004 10-K page 15

•	Statutory Accounting — For public reporting, insurance companies prepare financial statements in accordance with GAAP. However, certain data also must be calculated according to statutory accounting rules as defined in the National Association of Insurance Commissioners’ (NAIC) Accounting Practices and Procedures Manual.

While not a substitute for any GAAP measure of performance, statutory data frequently is used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies. When appropriate, the company uses statutory data to analyze trends or make comparisons to industry performance. Unless otherwise noted, estimated industry data is referenced from materials presented on a statutory basis by A.M. Best, a leading insurance industry statistical, analytical and financial strength rating organization. Statutory data for the company is labeled as such; all other company data is presented on a GAAP basis.

The NAIC adopted the Codification of Statutory Accounting Principles (Codification) in March 1998. Codification, which standardizes regulatory accounting and reporting to state insurance regulators, became effective January 1, 2001. Codification now is incorporated into the NAIC Accounting Practices and Procedures Manual. Additionally, prior to 2001, the company’s property casualty insurance subsidiaries recognized written premiums as they were billed throughout the policy period, which was a previously acceptable method. Beginning on January 1, 2001, the subsidiaries began recognizing written premiums on an annualized basis at the effective date of the policy as required by Codification. This method of recognizing written premiums had no effect on earned premiums or other GAAP measures.

•	Insurance Reserves — State insurance laws require that property casualty insurance subsidiaries analyze the adequacy of reserves annually. The company’s outside actuaries must submit an opinion that reserves are adequate for policy claims-paying obligations and related expenses.

•	Risk-Based Capital Requirements — The NAIC’s risk-based capital (RBC) requirements for property casualty and life insurers serve as an early warning tool for the NAIC and the state regulators to identify companies that may be undercapitalized and may merit further regulatory action. The ratio of a company’s actual policyholders’ surplus to its minimum capital requirement determines whether any state regulatory action is required. At December 31, 2004, the company’s lead insurance subsidiary and each of its subsidiaries had more than sufficient capital to meet the RBC minimum requirements and had excess capacity beyond these requirements to write additional premiums.

•	Industry Sales Practices — Recently, the Attorney General of the State of New York brought a suit against participants in the insurance industry alleging certain illegal actions by an insurance brokerage firm. The company does not do business with the parties involved in the suit, does not use broker contracts in its business, is not involved in the suit at all and does not believe that its business practices are of the same nature as those the suit alleged to have occurred. On January 30, 2005, the Attorney General of the State of New York entered into a settlement agreement with certain participants, pursuant to which the brokerage agreed to pay into a fund to reimburse clients and take other actions, in full satisfaction of all liability to the Attorney General of the State of New York. Additionally, New York and other regulators have initiated other investigations within the insurance and insurance brokerage industry involving practices relating to compensation and other arrangements between brokers and insurers and their dealings with their clients and insureds. Management cannot be certain of what the ultimate effects might be on the insurance industry as a whole, and thus on the company’s business, of any increased regulatory oversight resulting from the suit or the other regulatory investigations.

Insurance departments in Ohio and other states are sending letters of inquiry and other requests to multiple insurance companies and other industry members, to survey industry sales practices. The company’s insurance subsidiaries have received information requests from the Department of Insurance in Ohio and other states beginning November 1, 2004. A letter received by The Cincinnati Life Insurance Company from the Ohio Department of Insurance is similar to a NAIC model letter of inquiry, which contains questions and document production requests relating to arrangements and transactions with insurance producers. The company anticipates receiving additional inquiries from other states in which its markets insurance through licensed and appointed independent insurance agents. The company intends to fully cooperate with the state insurance departments.

In December 2004, the NAIC adopted model legislation that includes new insurance producer compensation disclosure requirements. The model provides that producers who represent companies and do not receive compensation from the insured would have a duty to disclose that relationship in certain limited circumstances. It is uncertain whether this model legislation or any other legislation or regulation will be adopted in any of the jurisdictions in which the company operates. The NAIC further directed its task force on broker activities to consider developing additional model legislation, potentially addressing whether producer responsibility rises to the fiduciary level and whether there must be disclosure of all quotes received by a broker and of any agent-owned reinsurance arrangements. Management cannot be certain how such legislation or regulation, if proposed and adopted in any jurisdictions, might indirectly affect the company’s results of operations or financial condition.

2004 10-K page 16

Federal Regulation

Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact. Some of the current and proposed federal measures that may significantly affect the company’s business are discussed below.

•	The Terrorism Risk Insurance Act of 2002 (TRIA) – TRIA was signed into law on November 26, 2002 and provides a temporary federal backstop for losses related to the writing of the terrorism peril in property casualty insurance policies. TRIA currently is scheduled to expire December 31, 2005. Under regulations promulgated under this statute, insurers are required to offer terrorism coverage for certain lines of property casualty insurance, including property, commercial multi-peril, fire, ocean marine, inland marine, liability, commercial auto, aircraft, surety and workers compensation. In the event of a terrorism event defined by TRIA, the federal government will reimburse terrorism claim payments subject to the insurer’s deductible. The deductible is calculated as a percentage of premiums written for the preceding calendar year. The company’s deductible was $199 million in 2004 (10 percent of 2003 subject premiums) and $136 million in 2003 (10 percent of 2002 subject premiums). For 2005, the deductible will be $328 million (15 percent of 2004 subject premiums).

•	Health Insurance Portability and Accountability Act of 1996 (HIPAA) – The company’s life insurance subsidiary protects consumer health information pursuant to regulations promulgated under HIPAA. Regulations effective April 14, 2003, require health care providers such as doctors and hospitals, as well as health and long-term care insurers and health care clearinghouses, to institute physical and procedural safeguards to protect the health records of patients and insureds. Effective October 16, 2003, additional regulations require health plans to electronically transmit and receive standardized healthcare information. These rules and regulations should minimally affect the company as its health insurance writings are limited to its self-funded health plan for company associates and a small number of run-off medical and hospital expense insurance policies. The company does not actively market health, medical and hospital expense insurance policies.

•	Office on Foreign Asset Control (OFAC) – Subject to an Executive Order signed on September 24, 2001, intended to thwart financing of terrorists and sponsors of terrorism, the company, and financial institutions generally, were required to block and report transactions and attempted transactions between the company and persons and organizations named in a list published by OFAC. The company currently uses a combination of software, third-party vendor and manual searches to accomplish its transaction blocking and reporting activities.

•	Investment Company Act of 1940 – On June 28, 2004, the company submitted an application to the SEC seeking exemptive relief under the Investment Company Act of 1940. As of the filing date of this Form 10-K, the request for an exemptive order is still pending with the staff of the SEC. On August 26, 2004, the company announced that Cincinnati Financial Corporation transferred approximately 31.8 million shares of Fifth Third Bancorp common stock to The Cincinnati Insurance Company to address its status under the Investment Company Act. The 31.8 million shares had a market value of $1.600 billion on August 26, 2004. The transfer was authorized by Cincinnati Financial’s board of directors on August 13, 2004, and approved by the Ohio Department of Insurance on August 24, 2004. After the contribution, the ratio of investment securities held at the holding company level was 36.3 percent of total holding-company-only assets at December 31, 2004.

As previously reported, as a result of a review made in June 2004, the company determined there was some uncertainty regarding the status of the Cincinnati Financial Corporation holding company under the Investment Company Act of 1940. On June 28, 2004, Cincinnati Financial Corporation filed an application with the SEC formally requesting an exemption for the holding company under Section 3(b)(2) of the Investment Company Act, which permits the SEC to exempt entities primarily engaged in business other than that of investing, reinvesting, owning, holding or trading in securities. Cincinnati Financial Corporation alternatively has asked the SEC for relief pursuant to Section 6(c) of the Investment Company Act that would exempt it from all the provisions of the Act because doing so is necessary or appropriate in the public interest consistent with the protection of investors and consistent with the purposes intended by the Investment Company Act. The company simultaneously contacted the SEC’s Division of Investment Management to discuss the status of Cincinnati Financial Corporation under the Investment Company Act.

Management strongly believes the holding company is, and has been, outside the intended scope of the Investment Company Act because the company is, and has been, primarily engaged in the business of property casualty and life insurance through its subsidiaries. Several tests and enumerated exemptions determine whether a company meets the definition of an investment company under the Investment Company Act. One test states that a company is an investment company if it owns investment securities with a value greater than 40 percent of its total assets (excluding assets of its subsidiaries).

Registered investment companies are not permitted to operate their business in the manner in which Cincinnati Financial is operated, nor are registered investment companies permitted to have many of the relationships that the parent company has with its affiliated companies. If it were to be determined that the parent company was an unregistered investment company before the asset transfer, Cincinnati Financial may be unable to enforce contracts with third parties, and third parties could seek to obtain rescission of transactions with Cincinnati

2004 10-K page 17

Financial undertaken during the period that it was an unregistered investment company, subject to equitable considerations set forth in the Investment Company Act. As a result, it could be determined that holders of Cincinnati Financial’s $420 million aggregate principal amount of 6.9% Senior Debentures due 2028 have a right to rescind such indebtedness, thereby requiring Cincinnati Financial to immediately repay such amounts. Cincinnati Financial may be unable to refinance such obligations on acceptable terms. However, Cincinnati Financial currently has available sufficient assets to fund such repayment and believes that its assets are adequate to meet its short- and long-term obligations.

To avoid regulation under the Investment Company Act in the future, the company’s operations are, to an extent, limited by the constraint that investment securities held at the holding company level remain below the 40 percent threshold described above. These considerations could require the company to dispose of otherwise desirable investment securities under undesirable conditions or otherwise avoid economically advantageous transactions. Although management intends to manage assets to stay below the 40 percent threshold (unless the SEC grants the company’s request for an exemptive order), events beyond the company’s control, including significant appreciation in the market value of certain investment securities, could result in the company breaching the 40 percent threshold. While management believes that even in such circumstances the company would not be an investment company because it is primarily engaged in the business of insurance through its subsidiaries, the SEC, among others, could disagree with this position. If it were established that the company is an unregistered investment company, there would be a risk, among the other material adverse consequences described above, that the parent company could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC.

•	Investment Advisers Act of 1940 — One of the company’s subsidiaries, CinFin Capital Management Company, operates an investment advisory business and is therefore subject to regulation by the SEC as a registered investment adviser under the Investment Advisers Act of 1940. This law imposes certain annual reporting, record keeping, client disclosure and compliance obligations on CinFin Capital Management.

Item 2. Properties

Cincinnati Financial Corporation owns its headquarters building located on 100 acres of land in Fairfield, Ohio. This building contains approximately 800,000 total square feet. John J. & Thomas R. Schiff & Co. Inc., a related party, occupies approximately 6,750 square feet (1 percent). The property, including land, is carried in the financial statements at $76 million as of December 31, 2004, and is classified as property and equipment, net, for company use.

CFC Investment Company owns the Fairfield Executive Center, which is located on the northwest corner of its headquarters property in Fairfield, Ohio. This is a four-story office building containing approximately 96,000 square feet. CFC and its subsidiaries occupy approximately 90 percent of the building and unaffiliated tenants occupy approximately 10 percent. The property is carried in the financial statements at $7 million as of December 31, 2004, and is classified as property and equipment, net, for company use.

The Cincinnati Life Insurance Company owns a four-story office building in the Tri-County area of Cincinnati, Ohio. It contains approximately 102,000 rentable square feet. An unaffiliated tenant currently leases 100 percent of the building through December 31, 2005. At this time, the company has not been informed that the tenant intends to vacate the property and the tenant has until August 2005 to notify the company of their intent. This property is carried in the financial statements at $3 million as of December 31, 2004, and is classified as other invested assets.

In 2004, the company decided to undertake a building expansion at its headquarters location in Fairfield, Ohio. Preparation for construction of an underground garage and third office tower began in January 2005. The new tower will contain more than 690,000 total square feet, including the garage. It will rise seven stories above three underground parking levels with 700 parking spaces. The construction has an estimated completion date of September 2008. The company believes this expansion will accommodate its business needs for the foreseeable future.

Item 3. Legal Proceedings

Neither the company nor any of its subsidiaries is involved in any material litigation other than ordinary, routine litigation incidental to the nature of its business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of Cincinnati Financial during the fourth quarter of 2004.

2004 10-K page 18

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Cincinnati Financial Corporation had approximately 11,850 shareholders of record as of December 31, 2004. Many of the company’s independent agent representatives and most of the 3,884 associates of its subsidiaries own the company’s common stock. Common shares are traded under the symbol CINF on the Nasdaq National Market. The common stock prices and dividend data below reflect the 5 percent stock dividend paid June 15, 2004; per share data has not been adjusted for the 5 percent stock dividend to be paid on April 26, 2005.

(Source:Nasdaq National Market)	2004				2003
Quarter	1st	2nd	3rd	4th	1st	2nd	3rd	4th

High	$43.69	$43.87	$43.79	$45.70	$37.57	$37.49	$39.73	$39.91
Low	38.87	39.80	39.33	38.40	31.50	33.43	34.86	37.77
Period-end close	41.38	43.52	41.22	44.26	33.40	35.28	38.10	39.76
Cash dividends declared	0.262	0.275	0.275	0.275	0.238	0.238	0.238	0.238

CFC’s ability to pay cash dividends may depend on the ability of its insurance subsidiary to pay dividends to the parent company. See Item 8, Note 8 to the Consolidated Financial Statements, Page 83, for discussion of dividend restrictions at the insurance company subsidiaries.

Information regarding securities authorized for issuance under equity compensation plans appears in the Proxy Statement under “Equity Compensation Plan Information.” This portion of the Proxy Statement is incorporated herein by reference. Additional information with respect to options under the company’s equity compensation plans is available in Item 8, Note 8 and Note 16 to the Consolidated Financial Statements, Pages 83 and 88.

The board of directors has authorized a share repurchase program (see Item 7, Cash Flow, Page 51, for additional information on the program). In 2004, repurchases were made as follows (amounts unadjusted for stock dividends):

			Total number of
			shares purchased as	Maximum number of
			part of publicly	shares that may yet be
	Total number of	Average price	announced plans or	purchased under the
Month	shares purchased	paid per share	programs	plans or programs

January 1 -31, 2004	0	$0.00	0	5,277,777
February 1-29, 2004	104,100	43.63	104,100	5,173,677
March 1-31, 2004	145,900	42.75	145,900	5,027,777
April 1-30, 2004	0	0.00	0	5,027,777
May 1-31, 2004	25,000	40.99	25,000	5,002,777
June 1-30, 2004	0	0.00	0	5,002,777
July 1-31, 2004	7,000	40.00	7,000	4,995,777
August 1-31, 2004	289,800	39.83	289,800	4,705,977
September 1-30, 2004	0	0.00	0	4,705,977
October 1-31, 2004	0	0.00	0	4,705,977
November 1-30, 2004	1,000,000	43.02	1,000,000	3,705,977
December 1-31, 2004	0	0.00	0	3,705,977

a)	The current repurchase program was announced on February 6, 1999, replacing a program approved in 1996 and updated in 1998.

b)	The share amount approved for repurchase in 1999 was 17 million shares.

c)	The repurchase program has no expiration date.

d)	No repurchase program has expired during the period covered by the above table.

e)	A program approved in 1996 and updated in 1998 was terminated prior to expiration when the board approved the current program in February 1999. There have been no programs for which the issuer has not intended to make further purchases.

2004 10-K page 19

Item 6. Selected Financial Data

(In millions except per share data)	Years ended December 31,
	2004		2003	2002	2001

Income Statement Data
Earned premiums	$3,020		$2,748	$2,478	$2,152
Investment income, net of expenses	492		465	445	421
Gross realized investment gains and losses	91		(41)	(94)	(25)
Total revenues	3,614		3,181	2,843	2,561
Net income	584		374	238	193

Net income per common share:
Basic	3.47		2.22	1.40	1.15
Diluted	3.44		2.20	1.39	1.13
Cash dividends per common share:
Declared	1.09		0.95	0.85	0.80
Paid	1.07	1/2	0.93	0.84	0.78

Shares outstanding
Weighted average, diluted	170		170	171	171

Balance Sheet Data
Invested assets	$12,677		$12,485	$11,226	$11,534
Deferred policy acquisition costs	400		372	343	286
Total assets	16,107		15,509	14,122	13,964
Loss and loss expense reserves	3,549		3,415	3,176	2,887
Life policy reserves	1,194		1,025	917	724
Long-term debt	791		420	420	426
Shareholders’ equity	6,249		6,204	5,598	5,998
Book value per share	37.38		36.85	33.00	35.30

Property Casualty Insurance Operations
Earned premiums	$2,919		$2,653	$2,391	$2,073
Unearned premiums	1,537		1,444	1,317	1,060
Loss and loss expense reserves	3,514		3,386	3,150	2,894
Investment income, net of expenses	289		245	234	223
Loss ratio	49.8%		56.1%	61.5%	66.6%
Loss expense ratio	10.3		11.6	11.4	10.1
Expense ratio	29.7		27.0	26.8	28.2
Combined ratio	89.8%		94.7%	99.7%	104.9%

Per share data adjusted to reflect all stock splits and dividends prior to December 31, 2004.

One-time charges or adjustments:

2003 — As the result of a settlement negotiated with a vendor, pretax results included the recovery of $23 million of the $39 million one-time, pretax charge incurred in 2000.

2000 — The company recorded a one-time charge of $39 million, pretax, to write down previously capitalized costs related to the development of software to process property casualty policies.

2000 — The company earned $5 million in interest in the first quarter from a $303 million single-premium bank-owned life insurance (BOLI) policy booked at the end of 1999 that was segregated as a Separate Account effective April 1, 2000. Investment income and realized investment gains and losses from separate accounts generally accrue directly to the contract holder and, therefore, are not included in the company’s consolidated financials.

2004 10-K page 20

2000	1999	1998	1997	1996	1995	1994

$1,907	$1,732	$1,613	$1,516	$1,423	$1,314	$1,219
415	387	368	349	327	300	263
(2)	0	65	69	48	31	20
2,331	2,128	2,054	1,942	1,809	1,656	1,513
118	255	242	299	224	227	201

0.70	1.47	1.38	1.72	1.27	1.30	1.15
0.70	1.44	1.34	1.69	1.23	1.25	1.11
0.72	0.65	0.58	0.52	0.46	0.41	0.37
0.70	0.63	0.57	0.51	0.45	0.40	0.36

172	177	181	179	182	182	181

$11,276	$10,156	$10,296	$8,778	$6,340	$5,525	$4,203
259	226	143	135	128	120	110
13,274	11,795	11,484	9,867	7,397	6,439	5,037
2,473	2,154	2,055	1,937	1,881	1,744	1,552
641	885	536	482	440	403	370
449	456	472	58	80	80	80
5,995	5,421	5,621	4,717	3,163	2,658	1,940
35.49	31.87	32.11	27.00	18.05	15.05	11.08

$1,828	$1,658	$1,543	$1,454	$1,367	$1,263	$1,170
920	835	458	442	424	407	378
2,416	2,093	1,979	1,889	1,824	1,691	1,510
223	208	204	199	190	180	162
71.1%	61.6%	65.4%	58.3%	61.6%	57.6%	63.3%
11.3	10.0	9.3	10.1	13.8	14.7	9.8
30.4	28.6	29.6	30.0	28.2	27.8	27.8
112.8%	100.2%	104.3%	98.4%	103.6%	100.1%	100.9%

2004 10-K page 21

Topics addressed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, include:

10-K Page
Item 7. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Introduction	23

Executive Summary	23

Safe Harbor	24

Critical Accounting Policies and Estimates	25

Results of Operations	31

Outlook	32

Property Casualty Insurance Operations	33

Commercial Lines Results of Operations	35

Personal Lines Results of Operations	40

Life Insurance Results of Operations	45

Investments Results of Operations	47

Liquidity and Capital Resources	51

Cash Flow	51

Assets	52

Liabilities	55

Shareholders’ Equity	62

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Introduction	63

Fixed-income Securities	63

Equity and Equity-linked Securities	65

Unrealized Investment Gains and Losses	66

2004 10-K Page 22

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The purpose of the Management’s Discussion and Analysis is to provide an understanding of Cincinnati Financial Corporation’s (CFC) consolidated results of operations and financial position. It begins with an overview of the company and its outlook, a safe harbor statement that covers factors that could cause results to differ from those anticipated by management and details on the company’s critical accounting policies and estimates. It should be read in conjunction with Item 6, Selected Financial Data, Pages 20 and 21, and the Consolidated Financial Statements and related Notes, beginning on Page 72. Per share amounts have been adjusted for the 5 percent stock dividend paid June 15, 2004; per share data has not been adjusted for the 5 percent stock dividend to be paid on April 26, 2005.

Unless otherwise noted, estimated industry data are referenced from materials presented on a statutory basis by A.M. Best, a leading insurance industry statistical, analytical and financial strength rating organization. Statutory data for the company is labeled as such; all other company data is presented on a GAAP basis.

Executive Summary

Cincinnati Financial Corporation is the parent company of the nation’s 25th largest property casualty insurer, based on statutory net written premium volume through the first nine months of 2004. The company marketed property casualty insurance products through a select group of 986 independent insurance agencies in 31 states at year-end 2004.

The company is built on a foundation of personal relationships with these local independent insurance agents. These agents have an informed, front line perspective that benefits policyholders as well as the company, helping to create profitability and value for shareholders. Local-resident field marketing and other associates live in the communities they serve, working from offices in their homes and providing 24/7 availability. They are assigned directly to agencies, where they are able to provide prompt and personal service, gain firsthand knowledge and be effective decision makers for the company. The company differentiates itself by its commitment to: providing exceptional claims service and field underwriting through locally based associates serving the needs of agents and policyholders; offering competitive products, rates and compensation; and maintaining excellent financial strength ratings. Headquarters associates, including approximately 600 underwriters, are assigned to specific agencies and provide important support to the field staff and agencies.

In addition to property casualty insurance products, the company offers life insurance, leasing and asset management services to help attract and retain high quality independent insurance agencies. This strategy helps diversify revenues and profitability for both the agency and the company and enhances the already strong relationship built by the property casualty operations.

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

The company’s strong surplus and asset positions provide security for policyholders while allowing for a successful, equity-centered investment strategy.

By consistently applying long-term strategies rather than taking short-term actions, the company seeks to build shareholder value by:

•	Achieving above industry average growth in property casualty statutory net written premiums and maintaining industry-leading profitability by leveraging its regional franchise and proven agency-centered business strategy.

•	Pursuing a total return investment strategy that generates both strong investment income growth and capital appreciation.

•	Maintaining financial strength by keeping the ratio of debt to capital low and purchasing reinsurance to protect investment flexibility.

•	Increasing the total return to shareholders through a combination of higher earnings per share, growth in book value and increasing dividends. The board of directors is committed to steadily increasing cash dividends and periodically authorizing stock dividends and splits. The board has increased the indicated annual dividend rate for 45 consecutive years, a record the company believes is matched by only 11 other publicly traded corporations.

In 2004, the company reported record results, as described in detail in the results of operations. Statutory net written premium growth outpaced the estimated industry average while the combined ratio, a common measure of profitability

2004 10-K Page 23

for property casualty insurers, was significantly better than the estimated industry average. The growth rate of investment income reached its highest level in four years and book value reached a new record, as growth in net income more than offset market fluctuations in the equity portfolio. The company’s financial position continued to strengthen with assets at a record level.

The company currently is pursuing a number of strategies to help it achieve its performance objectives over the next several years:

•	Increasing business with existing agencies by continuing to provide personal service.

•	Improving ease of doing business and communication with agencies through an expanding portfolio of technology solutions. The company expects to continue to strengthen its relationships with agencies through the introduction and use of technology that is designed to bring agencies greater efficiencies and permit associates to spend more time with people and less with paper.

•	Subdividing field marketing territories to further increase the company’s representative’s presence in, and their ability to serve, each agency.

•	Appointing additional agencies in markets where the company has identified a need for insurance products and services and an opportunity to capture a greater market share.

•	Resume equity investing. The company remains fully committed to an equity investment focus that management believes is a key to the company’s long-term growth and stability. The company will continue to invest for income and growth, focusing on a total return strategy supported by investments in dividend-paying companies.

In 2005, management believes the company will achieve statutory net written premium growth in the mid-single digits and a GAAP combined ratio of 91 percent (equivalent to approximately 91 percent on a statutory basis). A.M. Best estimates that 2005 net written premiums industry-wide may rise by 1 percent and that the 2005 industry statutory combined ratio may be approximately 97.3 percent.

Currently, management anticipates pretax investment income growth in 2005 in the range of 5 percent to 6 percent. The investment portfolio is positioned for long-term capital appreciation. Equity and equity-linked securities make up 34.0 percent of the portfolio based on book value and 62.7 percent based on market value at year-end 2004.

Management expects that the impact of these anticipated strong operating results will be tempered in 2005 by the adoption of option expensing and slightly higher interest expense on long-term debt, which increased modestly with the November 2004 issue of $375 million aggregate principal amount of senior notes due 2034. The company will adopt Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment,” which calls for stock option expense to be included as a component of net income, in the third quarter of 2005. Pro forma option expense as disclosed in Item 8, Note 1 to the Consolidated Financial Statements, Page 76, would have reduced earnings per share by 7 cents in both 2004 and 2003 and 8 cents in 2002.

Safe Harbor Statement

This is a “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Certain forward-looking statements contained herein involve potential risks and uncertainties. The company’s future results could differ materially from those discussed. Factors that could cause or contribute to such differences include, but are not limited to:

•	Unusually high levels of catastrophe losses due to changes in weather patterns, environmental events, terrorism incidents or other causes

•	Ability to obtain adequate reinsurance on acceptable terms, amount of reinsurance purchased and financial strength of reinsurers

•	Increased frequency and/or severity of claims

•	Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:

°	Downgrade of the company’s financial strength ratings,

°	Concerns that doing business with the company is too difficult or

°	Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace

•	Insurance regulatory actions, legislation or court decisions or legal actions that increase expenses or place us at a disadvantage in the marketplace

•	Delays in the development, implementation, performance and benefits of technology projects and enhancements

•	Inaccurate estimates or assumptions used for critical accounting estimates, including loss reserves

2004 10-K Page 24

•	Events that reduce the company’s ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002 in the future

•	Recession or other economic conditions or regulatory, accounting or tax changes resulting in lower demand for insurance products

•	Sustained decline in overall stock market values negatively affecting the company’s equity portfolio, in particular a sustained decline in the market value of Fifth Third Bancorp shares, a significant equity holding

•	Events that lead to a significant decline in the market value of a particular security and impairment of the asset

•	Prolonged low interest rate environment or other factors that limit the company’s ability to generate growth in investment income

•	Adverse outcomes from litigation or administrative proceedings

•	Effect on the insurance industry as a whole, and thus on the company’s business, of the suit brought by the Attorney General of the State of New York against participants in the insurance industry, as well as any increased regulatory oversight that might result from the suit

•	Limited flexibility in conducting investment activities if the restrictions imposed by the Investment Company Act of 1940 were to become applicable to the parent company

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

Readers are cautioned that the company undertakes no obligation to review or update the forward-looking statements included herein.

Critical Accounting Policies and Estimates

Cincinnati Financial Corporation’s financial statements are prepared using GAAP. These principles require management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates.

The significant accounting policies used in the preparation of the financial statements are discussed in Item 8, Note 1 to the Consolidated Financial Statements, Page 76. In conjunction with that discussion, material implications of uncertainties associated with the methods, assumptions and estimates underlying the company’s critical accounting policies are discussed below. The audit committee of the board of directors reviews the annual financial statements with management and the independent registered public accounting firm. These discussions cover the quality of earnings, review of reserves and accruals, reconsideration of the suitability of accounting principles, review of highly judgmental areas including critical accounting policies, audit adjustments and such other inquiries as may be appropriate.

Property Casualty Insurance Loss and Loss Expense Reserves

Overview

The most significant estimates relate to the company’s reserves for property casualty loss and loss expenses. Management believes that the stability of the company’s business makes its historical data the most important source for establishing adequate reserve levels.

Management bases reserve estimates on company experience and information from internal analyses, obtaining additional information from consulting outside actuaries. When reviewing reserves, management analyzes historical data and estimates the effect of various loss development factors. Management believes that the following represent the primary risks to its ability to estimate loss reserves accurately:

•	Court decisions that result in unanticipated coverage expansions on past and existing policies

•	Changes in medical inflation and mortality rates that affect workers compensation claims

•	Changes in claim cost trends, including the effects of general economic and tort cost inflation, not reflected in the historical data used to estimate loss reserves

•	Changes in reinsurance coverage, not reflected in reserving data, that affect the company’s net payments and net case reserves

•	Payment and reporting pattern changes attributable to the implementation of a new claims management system

•	Reporting pattern changes attributable to changes in case reserving practices, particularly with respect to umbrella claims

2004 10-K Page 25

•	Absence of cost-effective methods for assessing asbestos and environmental claim liabilities accurately (see Property Casualty Reserve Levels, Asbestos and Environmental Reserves, Page 56, for discussion of related reserve levels and trends)

Any of these factors can cause the company’s ultimate loss experience to be better or worse than reserves held, and the difference could be material. To the extent that reserves are inadequate and strengthened, the amount of such increase is treated as a charge in the period that the deficiency is recognized, raising the loss and loss expense ratio and reducing earnings. To the extent that reserves are redundant and released, the amount of the release is a credit in the period that the redundancy is recognized, reducing the loss and loss expense ratio and increasing earnings.

A reserve change of $29 million has a 1 percentage-point effect on the loss and loss expense ratio, based on 2004 earned premiums. Each 1 percentage point change in the loss and loss expense ratio has a $19 million effect on income and an 11 cent per share effect on net income per share, based on 2004 earned premiums.

Establishing Reserves

Reserves are established for the total of unpaid loss and loss expenses, including estimates for claims that have been reported, estimates for claims that have been incurred but not yet reported (IBNR) and estimates of loss expenses associated with processing and settling those claims. Reserves are determined for the various lines of business. Loss reserves are reduced by salvage and subrogation reserves.

Management establishes case reserves for claims that have been reported within the parameters of coverage provided in the policy. Individual case reserves greater than $35,000 established by field claims representatives are reviewed by experienced headquarters claims supervisors while case reserves greater than $100,000 are reviewed by headquarters claims managers. The estimates reflect informed judgment and experience of the company’s claims associates based on general insurance reserving practices and their experience with the company. Case reserves are reviewed on a 90-day cycle, or more frequently if specific circumstances require, based on events such as the status of ongoing negotiations.

In 2001, the company began to establish higher initial case reserves on serious liability claims to reflect recent experience indicating the likelihood that juries would ignore significant liability issues in cases involving seriously injured claimants.

To establish IBNR reserves on an annual basis, management uses a variety of tools, including actuarial and statistical methods. These may include but are not limited to:

•	The Case Incurred Development Method

•	The Paid Development Method

•	The Bornhuetter-Ferguson Method

Supplemental statistical information is compiled and reviewed to aid in the application of the actuarial methods. The supplemental data also is used to evaluate the reasonableness of estimates derived from the actuarial methods. This information includes:

•	Industry loss frequency and severity and premium trends

•	Past, present and anticipated product pricing

•	Anticipated premium growth

•	Other quantifiable trends

•	Projected ultimate loss ratios

Management conducts its thorough evaluation of the adequacy of reserves as of the end of the third quarter of each year. As a result, the most significant refinements in reserves historically have been implemented in the fourth quarter. Less detailed, periodic reviews of reserve adequacy are made at the other quarter ends. A loss review committee, including internal actuaries and representatives from management of multiple operating departments, is responsible for the quarterly review process.

The internal actuaries provide a point estimate to summarize their analysis. At year-end 2004 and 2003, IBNR reserves differed from the internal actuarial point estimate by less than 1 percent of the company’s loss and loss expense reserve.

Adjusting Reserves

While the company believes that reported reserves provide for all unpaid loss and loss expense obligations, the estimation processes involve a number of variables and assumptions. Management believes this uncertainty is mitigated by the historical stability of the company’s book of business and by its periodic reviews of estimates. As loss experience develops and new information becomes known, the reserve is reviewed and adjusted as appropriate. In this process, the company monitors trends in the industry, relevant court cases, legislative activity and other current events in an effort to ascertain new or additional exposures to loss. If management determines that reserves established in prior years were not sufficient or were excessive, the change is reflected in current-year results.

2004 10-K Page 26

Outside Actuarial Review

As part of its internal processes, management utilizes an outside actuary to provide management with an opinion regarding an acceptable range for adequate statutory reserves based on generally accepted actuarial guidelines.

Historically, the company has established adequate reserves that have fallen in the upper half of the outside actuary’s range. This approach has resulted in recognition of reserve redundancies (see Item 1, Property Casualty Loss and Loss Expense Reserves, Development of Loss and Loss Expenses, Page 5, for a 10-year history of reserve development). Modestly redundant reserves support the company’s business strategy to retain high financial strength ratings and remain a market for agencies’ business in all market conditions.

The outside actuaries conduct a thorough evaluation of the adequacy of reserves as of the end of the third quarter of each year and conduct a supplemental review of full-year data at year-end.

Highly Uncertain Exposures

In the normal course of its business, the company may provide coverage for exposures for which estimates of losses are highly uncertain. Most significant are catastrophic events. Due to the nature of these events, management is unable to predict precisely the frequency or potential cost of catastrophe occurrences. However, in an effort to control such losses, the company foregoes marketing property casualty insurance in California, reviews aggregate exposures to huge disasters and monitors its exposure in certain coastal regions. The company has catastrophe exposure to:

•	Hurricanes in the gulf and southeastern coastal regions

•	Earthquakes in the New Madrid fault zone, which lies within the central Mississippi valley, extending from northeast Arkansas through southeast Missouri, western Tennessee and western Kentucky to southern Illinois and southern Indiana

•	Tornado, wind and hail in the Midwest, Southeast and mid-Atlantic regions

The company uses the Risk Management Solutions and Applied Insurance Research models to evaluate exposures to a once-in-250-year event in determining appropriate reinsurance coverage programs. Reinsurance mitigates the risk of these highly uncertain exposures and limits the maximum net loss that can arise from large risks or risks concentrated in areas of exposure. In conjunction with these activities, the company also continues to explore and analyze credible scientific evidence, including the impact of global climate change, which may affect its exposure under insurance policies. Management’s decisions regarding the appropriate level of property casualty risk retention are affected by various factors, including changes in the company’s underwriting practices, capacity to retain risks and reinsurance market conditions. See Item 1, Reinsurance, Page 6, for a discussion of the company’s 2005 reinsurance treaties.

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

The application of the company’s impairment policy resulted in other-than-temporary impairment charges and write-offs of investments that reduced the company’s income before income taxes by $6 million, $80 million and $98 million in 2004, 2003 and 2002, respectively.

Other-than-temporary impairment in the value of securities is defined by the company as declines in valuation that meet specific criteria established in the asset impairment policy. Such declines often occur in conjunction with events taking place in the overall economy and market, combined with events specific to the industry or operations of the issuing corporation. These specific criteria include a declining trend in market value, the extent of the market value decline and the length of time the value of the security has been depressed, as well as subjective measures such as pending events and issuer liquidity. Generally, these declines in valuation are greater than might be anticipated when viewed in the context of overall economic and market conditions. See Investment Portfolio, Page 53, for information regarding valuation of the invested assets.

Impairment charges are recorded for other-than-temporary declines in value, if, in the asset impairment committee’s judgment, there is little expectation that the value will be recouped in the foreseeable future. The impairment policy defines a security as distressed when it is trading below 70 percent of book value or has a Moody’s or Standard & Poor’s credit rating below B3/B-. Distressed securities are monitored as potentially impaired. The security may be written down in the event of a declining market value for four consecutive quarters with quarter-end market value below 50 percent of book value, or when a security’s market value is 50 percent below book value for three consecutive quarters. A sudden and severe drop in market value that does not otherwise meet the above criteria is reviewed for possible immediate impairment. Notwithstanding the above, the company’s portfolio managers constantly

2004 10-K Page 27

monitor the status of their assigned portfolios for indications of potential problems or issues that may be possible impairment issues. If an impairment indicator is noted, the portfolio managers even more closely scrutinize the security.

When evaluating other-than-temporary impairments, the committee considers the company’s ability to retain a security for a period adequate to recover a significant percentage of cost. Because of the company’s investment philosophy and strong capitalization, it can hold securities that have the potential to recover value until their scheduled redemption, when they might otherwise be deemed impaired. Investment assets that have already been impaired are evaluated based on their adjusted book value and further written down, if deemed appropriate. The decision to sell or write down an asset with impairment indications reflects, at least in part, management’s opinion that the security no longer meets the company’s investment expectations. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Unrealized Investment Gains and Losses, Page 66, for detailed information regarding securities trading in a continuous loss position at December 31, 2004. Other-than-temporary declines in the fair value of investments are recognized in net income as realized losses at the time when facts and circumstances indicate such write-downs are warranted.

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

Other-than-temporary and permanent impairments are distinct from the ordinary fluctuations seen in the value of a security when considered in the context of overall economic and market conditions. Securities considered to have a temporary decline would be expected to recover their market value, which may be at maturity, or are fixed-income securities that the company intends to hold until maturity. Under the same accounting treatment as market value gains, temporary declines (changes in the fair value of these securities) are reflected on the company’s balance sheet in other comprehensive income, net of tax, and have no impact on reported net income.

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

The key assumptions used in developing the 2004 net pension expense were a 6.0 percent discount rate, an 8.0 percent expected return on plan assets and rates of compensation increases ranging from 5 percent to 7 percent, depending on the age of the employee. The 8.0 percent return on plan assets assumption is based on the fact that substantially all of the investments held by the pension plan are common stocks that pay annual dividends. Management believes this rate is representative of the expected long-term rate of return on these assets. These assumptions were consistent with the prior year except that the discount rate was reduced by one half of one percent due to current market conditions. In 2004, the net pension expense was $9 million. In 2005, the company expects a net pension expense of $12 million, primarily as a result of a 0.5 percent reduction in the discount rate and increased service costs.

Holding all other assumptions constant, a one half of one percent increase or decrease in the discount rate would have increased or decreased the company’s 2004 net income before income taxes by $1 million. Likewise, a one half of one percent increase or decrease in the expected return on plan assets would have increased or decreased 2004 income before income taxes by $1 million.

In addition, the fair value of the plan assets exceeded the accumulated benefit obligation by $16 million at December 31, 2004, and by $21 million at December 31, 2003. The fair value of the plan assets was less than the projected plan benefit obligation by $41 million at December 31, 2004, and by $29 million at December 31, 2003. Market conditions and interest rates significantly affect future assets and liabilities of the pension plan. The company expects to contribute approximately $10 million to its pension plan in 2005.

2004 10-K Page 28

Deferred Acquisition Costs

The company establishes a deferred asset for costs that vary with and are primarily related to acquiring property casualty and life business. These costs are principally agent commissions, premium taxes and certain underwriting costs, which are deferred and amortized into income as premiums are earned. Deferred acquisition costs have grown in line with the growth in premiums. Underlying assumptions are updated periodically to reflect actual experience. Changes in the amounts or timing of estimated future profits could result in adjustments to the accumulated amortization of these costs.

For property casualty policies, deferred costs are amortized over the terms of the policies. For life policies, acquisition costs are amortized into income either over the premium-paying period of the policies or the life of the policy, depending on the policy type.

Contingent Commission Accrual

Another significant estimate relates to the company’s accrual for contingent (profit-sharing) commissions. Management bases the contingent commission accrual estimates on property casualty underwriting results and on supplemental property casualty information. Contingent commissions are paid to agencies using a formula that takes into account overall agency profitability and other factors, such as prompt monthly payment of amounts due to the company. Due to the complexity of the calculation and the variety of factors that can affect contingent commissions for an individual agency, the amount accrued can differ from the actual contingent commissions paid. The contingent commission accrual of $104 million in 2004 contributed 3.5 percentage points to the property casualty combined ratio. If commissions paid were to vary from that amount by 5 percent, it would affect 2005 net income by $3 million, or 2 cents per share, and the combined ratio by approximately 0.2 percentage points.

Separate Accounts

The company issues life contracts, referred to as bank-owned life insurance policies (BOLI). Based on the specific contract provisions, the assets and liabilities for some BOLIs are legally segregated and recorded as assets and liabilities of the separate accounts. Other BOLIs are included in the general account. For separate account BOLIs, minimum investment returns and account values are guaranteed by the company and also include death benefits to beneficiaries of the contract holders.

Separate account assets are carried at fair value. Separate account liabilities primarily represent the contract holders’ claims to the related assets and also are carried at the fair value of the assets. Generally, investment income and realized investment gains and losses of the separate accounts accrue directly to the contract holders and, therefore, are not included in the company’s Consolidated Statements of Income. However, each separate account contract includes a negotiated realized gain and loss sharing arrangement with the company. This share is transferred from the separate account to the company’s general account and is recognized as revenue or expense. In the event that the asset value of contract holders’ accounts is projected below the value guaranteed by the company, a liability is established through a charge to the company’s earnings.

In the company’s most significant separate account written in 1999, realized gains and losses are retained in the separate account and are deferred and amortized to the contract holder over a five-year period, subject to certain limitations. Upon termination or maturity of this separate account contract, any unamortized deferred gains and/or losses will revert to the general account. In the event this separate account holder were to exchange the contract for the policy of another carrier, there would be a surrender charge equal to 10 percent of the contract’s account value during the first five years. Beginning in year six, the surrender charge decreases 2 percent a year to 0 percent in year 11. At December 31, 2004, net unamortized realized losses amounted to $1 million. In accordance with this separate account agreement, the investment assets must meet certain criteria established by the regulatory authorities to whose jurisdiction the group contract holder is subject. Therefore, sales of investments may be mandated to maintain compliance with these regulations, possibly requiring gains or losses to be recorded, and charged to the general account. Potentially, losses could be material; however, unrealized losses at December 31, 2004, in the separate account portfolio were less than $1 million.

Recent Accounting Pronouncements

See Item 8, Note 1 to the Consolidated Financial Statements, Page 76, for information regarding recent accounting pronouncements. Management has determined that recent accounting pronouncements have not had nor are they expected to have any material impact on the company’s consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25. Among other items, SFAS No. 123(R) eliminates the use of APB Opinion No. 25 and the intrinsic value method of accounting and requires companies to recognize the cost of associate services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123(R) is the first reporting period beginning after June 15, 2005, which is the third quarter of 2005 for the company, although early adoption is allowed.

2004 10-K Page 29

SFAS No. 123(R) permits companies to adopt its requirements using either a modified prospective or a modified retrospective method. Under the modified prospective method, the compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the modified retrospective method, the requirements are the same as under the modified prospective method, but this method also permits companies to restate financial statements of previous periods based on pro forma disclosures made is accordance with SFAS No. 123. The company currently utilizes a standard option-pricing model (binomial option-pricing model) to measure the fair value of stock options granted to associates. While SFAS No. 123(R) permits companies to continue to use such a model, the standard also permits the use of a lattice model. The company has not yet determined which model it will use to measure the fair value of associate stock options upon the adoption of SFAS No. 123(R).

The company currently expects to adopt SFAS 123(R) effective July 1, 2005; however, the company has not yet determined which of the adoption methods it will use. Subject to a complete review of the requirements of SFAS No. 123(R), based on stock options granted to associates through January 2005, the company expects the adoption of SFAS No. 123(R) on July 1, 2005, will reduce both third quarter and fourth quarter 2005 net income per share by approximately 2 cents per share.

In March 2004, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Applications to Certain Investments” (EITF 03-1). The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and cost method investments. The basic model developed to evaluate whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired involves a three-step process including: determining whether an investment is impaired (fair value less amortized cost); evaluating whether the impairment is other-than-temporary; and requiring recognition of an impairment equal to the difference between the investment’s cost and fair value.

In September 2004, the FASB issued Staff Position (FSP) No. EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01.” This FSP delayed the effective date of the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1 and, as of February 25, 2005, the FASB had not yet issued guidance on the adoption or effective date of FSP No. EITF Issue 03-1-1. The amount of any other-than-temporary impairment that may need to be recognized in the future will be dependent on market conditions and management’s intent and ability to hold any such impaired securities.

2004 10-K Page 30

Results of Operations

Overview — Cincinnati Financial Corporation Consolidated Three-year Highlights

(Dollars in millions except per share data)				2004-2003	2003-2002
	2004	2003	2002	Change %	Change %

Revenues	$3,614	$3,181	$2,843	13.6	11.9
Net income	584	374	238	56.0	57.0

Per share data (diluted):
Net income	$3.44	$2.20	$1.39	56.4	57.5
Book value	$37.38	$36.85	$33.00	1.4	11.7

Return on equity	9.4%	6.3%	4.1%
Return on equity based on comprehensive income	4.6%	13.8%	(4.0%)

The consolidated results of operations reflect the operating results of each of the company’s four segments along with parent company and other non-insurance activities. The four segments are:

•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Life insurance

•	Investments operations

Highlights of the consolidated results for the past three years include:

Revenues – Revenue growth accelerated over the three-year period on strong property casualty performance, continued growth in investment income and realized gains in 2004 versus realized losses in 2003 and 2002. Earned premium growth slowed over the three years as commercial lines pricing increases continued, but at a lower rate, and personal lines premium growth slowed, primarily due to lower new business levels. The company’s emphasis on common stock holdings with an increasing flow of dividend payments has led to continued growth of investment income. In addition, the company allocated virtually 100 percent of new investment dollars to fixed-income securities during most of 2004, adding to investment income growth.

Net income – Net income rose 56.0 percent in 2004 and 57.0 percent in 2003. In each of the past three years, the company’s total benefits and expenses have grown less rapidly than revenues, as management’s strategies to improve profitability have taken effect. Strong property casualty underwriting profit in 2004 and 2003 led to a higher effective tax rate.

Book value – Book value was $37.38 at year-end 2004 up slightly from year-end 2003 as higher net income was offset by lower unrealized investment gains.

Comprehensive income – Accumulated other comprehensive income, which includes the accumulated unrealized gains on investments, declined by $297 million in 2004, gained $441 million in 2003 and declined $470 million in 2002. See Item 1, Investments Segment, Page 13, for additional information on the investment portfolio and see Shareholders’ Equity, Page 62, for information on unrealized gains and losses. Return on equity improved for the third consecutive year while return on equity based on comprehensive income was 4.6 percent in 2004 compared with 13.8 percent in 2003 and negative 4.0 percent in 2002.

Other considerations – When evaluating ongoing business operations, management takes the following into consideration:

•	Realized investment gains and losses – A significant factor in the growth rate of net income in any year can be realized investment gains and losses. Management believes it is important to carefully consider the impact of these gains and losses on net income when evaluating the company’s primary business areas: property casualty insurance and life insurance. Management believes the level of realized investment gains and losses for any particular period, while it may be material, may obscure the performance of ongoing underlying business operations in that period. While realized investment gains and losses are integral to the company’s insurance operations over the long term, the determination to recognize gains or losses in any period may be subject to management’s discretion and is independent of the insurance underwriting process. Moreover, under applicable accounting requirements, gains and losses can be recognized from certain changes in market values of securities without actual realization.

In the three-year period, the after-tax impact of realized investment gains and losses was to raise net income by $60 million, or 36 cents per share, in 2004. Realized investment gains and losses reduced net income by $27 million, or 16 cents, in 2003, and by $62 million, or 36 cents, in 2002. The company reported net realized investment gains in 2004 primarily because of the sale of equity securities. Net realized investment losses were lower in 2003 than 2002 as other-than-temporary impairment charges declined due to the economic and market

2004 10-K Page 31

recovery and as net gains on the sale of securities rose to a higher level (see Investment Results of Operations, Page 47, for additional information on net realized investment gains and losses, including the equity securities sold during 2004).

•	Software recovery – In 2003, the company recovered $23 million pretax from a settlement negotiated with a vendor. The recovery added $15 million, or 9 cents per share, to net income. The negotiated settlement related to the $39 million one-time, pretax charge incurred in 2000 to write off previously capitalized software development costs.

•	Uninsured motorist/underinsured motorist (UM/UIM) reserve release– Following the Ohio Supreme Court’s late 2003 decision to limit its 1999 Scott-Pontzer v. Liberty Mutual decision, the company released $38 million pretax of previously established UM/UIM reserves, adding $25 million, or 15 cents per share, to net income in 2003.

In 2004, the company reviewed outstanding UM/UIM claims for which litigation was pending. Those claims represented approximately $37 million in previously established case reserves. During the first quarter of 2004, the company filed motions for dismissal in various jurisdictions for specific claims and released an additional $32 million in related case reserves. The reserve releases in 2004 added $21 million, or 12 cents per share, to net income. Following the release of those reserves, the company stopped separately reporting on UM/UIM-related reserve actions. See Property Casualty Reserve Levels, Page 55, for additional information regarding UM/UIM reserves.

•	Option expense – Pro forma option expense as disclosed in a Item 8, Note 1 to the Consolidated Financial Statements, Page 76, would have reduced earnings per share by 7 cents in both 2004 and 2003 and 8 cents in 2002.

•	Effects of inflation – Management does not believe that inflation has had a material effect on consolidated results of operations, except to the extent that inflation may affect interest rates and claim costs.

Outlook

Over the long term, management’s objective is to achieve steady growth while performing as an industry profitability leader. Based on its outlook for the insurance and investment markets and its progress in implementing operating strategies, management has established certain performance targets for 2005:

•	Property casualty written premium growth in the mid-single digits. The company’s outlook is based on comments from various agencies and production results, market intelligence from the company’s field marketing representatives and account retention trends, as well as staffing of new marketing territories and plans for new agency appointments.

•	Combined ratio for the property casualty insurance operations in the range of 91 percent, assuming catastrophe losses are a more normal 3.5 percentage points on the combined ratio. Management anticipates that the commercial lines combined ratio will be in the range of 90 percent and the personal lines combined ratio will be in the range of 95 percent, marking a return to profitability for this segment. The consolidated target also assumes that favorable loss reserve development will be in line with historical levels.

•	Investment income growth of 5 percent to 6 percent pretax due in part to the investment of a greater percentage of available cash flow in fixed-income securities during most of 2004 and the first half of 2005.

Management expects the impact of these anticipated strong operating results will be tempered in 2005 by the adoption of option expensing and slightly higher interest expense on long-term debt, which increased modestly with the November 2004 issue of $375 million aggregate principal amount of senior notes due 2034. The company will adopt SFAS No. 123(R), “Share-Based Payment,” which calls for stock option expense to be included as a component of net income, in the third quarter of 2005. Pro forma option expense as disclosed in Item 8, Note 1 to the Consolidated Financial Statements, Page 76, would have reduced earnings per share by 7 cents in both 2004 and 2003 and 8 cents in 2002.

A series of winter storms across the Midwest and Northeast during January 2005 caused approximately $5 million in catastrophe losses for policyholders. As previously announced, management estimates that first-quarter 2005 results will include an initial reserve of $22 million, net of reinsurance, for a single large loss in January that was insufficiently covered through its facultative reinsurance programs. Management’s performance targets for 2005 take these events into account.

Due to hurricane activity during 2004, management anticipates that there will be assessments for windpools in Florida and other states. The company has received only preliminary information on these potential assessments and at this time believes the potential impact of any assessment would be immaterial.

Factors supporting management’s outlook for 2005 are discussed in the Results of Operations for each of the four business segments.

2004 10-K Page 32

Segment Results of Operations

As described in Item 8, Note 17 of the Consolidated Financial Statements, Page 89, management measures profit or loss for its property casualty and life segments based upon underwriting results. Insurance underwriting results (profit or loss) represent net earned premium less loss and loss expenses and underwriting expenses on a pretax basis. Management also measures aspects of the performance of its commercial lines and personal lines segments on a combined property casualty insurance operations basis. Underwriting results and segment pretax operating income are not a substitute for net income determined in accordance with GAAP.

For the combined property casualty insurance operations as well as the commercial lines and personal lines segments, statutory accounting data and ratios are key performance indicators that are used by management to assess business trends and to make comparisons to industry results, since GAAP-based industry data generally is not readily available. Statutory accounting data and ratios also are key performance indicators for The Cincinnati Life Insurance Company, the life insurance subsidiary.

Investments held by the parent company and the related investment portfolios for the property casualty and life insurance subsidiaries are managed and reported as the investments segment, separate from the underwriting businesses. Net investment income and net realized investment gains and losses for the company’s investment portfolios are discussed in the investments segment discussion.

The following sections review results of operations for the combined property casualty insurance operations and, separately, for each of the company’s four reportable segments (see Commercial Lines Results of Operations, Page 35, Personal Lines Results of Operations, Page 40, Life Insurance Results of Operations, Page 45, and Investments Results of Operations, Page 47).

Property Casualty Insurance Operations

Overview — Three-year Highlights

(Dollars in millions)				2004-2003	2003-2002
	2004	2003	2002	Change %	Change %

Earned premiums	$2,919	$2,653	$2,391	10.0	10.9
Loss and loss expenses excluding catastrophes	1,605	1,700	1,658	(5.6)	2.6
Catastrophe loss and loss expenses	148	97	87	53.4	10.9
Commission expenses	583	507	442	15.0	14.5
Underwriting expenses	274	194	190	40.6	1.0
Policyholder dividends	11	15	6	(25.0)	164.0

Underwriting profit	$298	$140	$8	113.3	1,816.5

Combined ratio:
Loss and loss expenses excluding catastrophes	55.0%	64.1%	69.3%
Catastrophe loss and loss expenses	5.1	3.6	3.6

Loss and loss expenses	60.1%	67.7%	72.9%
Commission expenses	20.0	19.1	18.5
Underwriting expenses	9.4	7.3	8.1
Policyholder dividends	0.3	0.6	0.2

Combined ratio	89.8%	94.7%	99.7%

Within the property casualty insurance market, the company offers both commercial and personal policies through a network of independent agencies. Highlights of the performance for the combined property casualty insurance operations included:

•	Earned premiums – Over the past three years, strong insurance industry pricing and its relationships with independent agencies have permitted the company to obtain adequate premiums on new and renewal business. The rate of increase for commercial lines earned premiums slowed over the three-year period, reflecting changing market conditions, while the rate of increase for personal lines earned premium reflected higher rates offset by declining new business activity. To restore affected layers of property catastrophe reinsurance programs, the company incurred $11 million in reinsurance reinstatement premiums in 2004, reducing net earned premium growth by 0.4 percentage points.

The growth in earned premium reflected the competitive characteristics discussed in Item 1, Property Casualty Insurance Operations, Page 1, including a case-by-case approach to new business and account renewals. While insisting on adequate premiums for covered exposures, the company continues to do business the way it always has; on the local level, focusing on each relationship separately. Commercial lines pricing remained flexible to respond to each risk in cooperation with local agents, who are in a position to know their market and their business. The company believes that this approach results in more high-quality accounts over the long term, further solidifies its relationships with independent agencies and establishes a basis for continued growth.

2004 10-K Page 33

The company has been more aggressively identifying and measuring exposures to match coverage amounts and premiums to the risk. Where this matching is not possible, accounts are not being renewed unless there are mitigating factors. Agents tell the company they agree on the need to carefully select risks and assure pricing adequacy. They appreciate the time the company’s associates invest in creating solutions for their clients while protecting profitability, whether that means working on an individual case or developing modified policy terms and conditions that preserve flexibility, choice and other sales advantages.

Growth also has reflected the efforts to improve customer service through the creation of smaller marketing territories, permitting local field marketing representatives to devote more time to each independent agency. The average net earned premium per territory rose 4.7 percent in 2004 to $33 million, 7.8 percent in 2003 to $32 million and 5.0 percent to $29 million in 2002.

The company’s success has been built on frontline decision-making. The company expects to continue to strengthen its relationships with agencies with technology that brings agencies greater efficiencies while permitting associates to spend more time with people and less with paper.

Management considers statutory net written premium growth to be a key performance indicator, since it can be used to compare the company’s growth to industry performance, allowing the company to evaluate the success of its strategies. The estimated industry growth rate was 4.8 percent, 9.5 percent and 14.7 percent in 2004, 2003 and 2002, respectively. The company’s statutory net written premiums rose 6.5 percent in 2004. The company’s 2004 statutory net written premium growth rate was reduced by 0.4 percentage points due to the reinsurance reinstatement premium. The company’s statutory net written premiums on an adjusted basis rose 11.7 percent in 2003 and 14.0 percent in 2002. The company’s 2003 and 2002 statutory net written premium growth rates were adjusted for the effect of a refinement adopted in 2002 of the company’s estimation process for matching written premiums to policy effective dates.

•	Underwriting results and combined ratio – For the third consecutive year, combined property casualty underwriting performance improved on a year-over-year basis as the result of growth in premiums, in particular more adequate premium per policy, and the benefits of other underwriting efforts.

The improvement in the combined ratio was largely driven by a lower loss and loss expense ratio excluding catastrophes. Premium growth has been the most significant factor in the improvement in the loss and loss expense ratio. The 2004 ratio also benefited from higher than normal savings due to favorable loss reserve development from prior accident years as well as UM/UIM reserve releases. The 2003 ratio benefited from UM/UIM reserve releases. Other factors are covered in the commercial lines and personal lines segment discussions below. The loss and loss expense ratio improvement was offset by:

o	Higher catastrophe loss ratio in 2004. Total catastrophe losses, net of reinsurance, were $148 million for 2004 compared with $97 million in 2003 and $87 million in 2002. The catastrophe losses contributed 5.1 percentage points to the property casualty combined ratio in 2004 compared with 3.6 percentage points in 2003 and 2002.

o	Increase in the commission expense ratio. Commission expense rose more rapidly than premiums primarily because of the company’s profit-sharing commission program. Profit-sharing, or contingent, commissions are calculated on the profitability of an agency’s aggregate book of business, taking into account longer-term profit, with a percentage for prompt payment of premiums and other criteria. In 2004, profit sharing commission expense contributed 3.5 percentage points, reflecting the substantial growth in the underwriting profit to $298 million. In 2003, profit sharing commission expense contributed 2.2 percentage points, reflecting the 2003 underwriting profit of $117 million before the software recovery. In 2002, these commissions contributed 0.9 percentage points to the combined ratio, as the company incurred a small underwriting profit.

o	Increase in the underwriting expense ratio. Underwriting expenses have risen more rapidly than premiums due to higher salary expense, largely due to increases in underwriting department staffing, and higher technology-related costs. The software recovery reduced the 2003 underwriting expense ratio by 0.8 percentage points.

On a statutory basis, the 2004 property casualty combined ratio was 89.4 percent, including a 1.1 percentage-point benefit from the UM/UIM reserve release. The 2003 property casualty statutory combined ratio of 95.0 percent before the software recovery, included a 1.4 percentage-point benefit from the UM/UIM reserve release, and compared with 99.6 percent in 2002, before the effect of Codification. The industry average statutory combined ratios are estimated at 97.6 percent, 100.1 percent and 107.4 percent for 2004, 2003 and 2002, respectively. The favorable comparison of this key performance indicator to industry trends highlights the success of the company’s strategies.

The discussion of the commercial lines and personal lines segments provides additional detail regarding these strategies and trends.

2004 10-K Page 34

Commercial Lines Results of Operations

Overview – Three-year Highlights

Performance highlights for the commercial lines segment include:

•	Earned premiums – The primary source of growth in the past three years has been higher pricing on new and renewal commercial business and insurance-to-value initiatives, more than offsetting the company’s deliberate decisions not to write or renew certain business and the loss of some smaller accounts due to competition. The reinsurance reinstatement premiums allocated to commercial lines reduced net earned premium growth for 2004 by 0.3 percentage points. During this three-year period, the company has experienced little growth in overall commercial lines policy counts. This has reflected the company’s re-underwriting of the existing book of business and its insistence on obtaining adequate premium for the covered risks.

•	Profitability – Since 2002, improvement in commercial lines profitability has primarily been driven by more adequate premiums per policy as well as underwriting actions taken. Results for 2004 also benefited from higher than normal savings due to favorable loss reserve development from prior accident years, including the benefit of the UM/UIM reserve release, which reduced the ratio by 1.5 percentage points (see Property Casualty Reserve Levels, Commercial Lines Segment Reserves, Page 56, for information regarding loss reserve development for the commercial lines segment). The 2003 combined ratio included the benefits of the UM/UIM reserve release and the software recovery, which reduced the ratio by 2.0 percentage points and 0.8 percentage points, respectively.

Growth

In the seven states in which the company had at least $100 million in commercial lines agency direct earned premiums in 2004, premiums were $1.320 billion in 2004. In these states, premiums grew 10.0 percent in 2004. In the remaining 24 states, agency direct earned premiums were $905 million in 2004. In these states, premiums rose 15.2 percent in 2004. The stronger growth rate in the smaller states reflected the opportunities available to the company in less penetrated markets.

Management considers new business measures to be a key indicator of the success of its competitive strategies. Locally based field marketing representatives lead the new business effort, working with agencies to underwrite and price business using personal and direct knowledge of the risk and competitive environment. In 2004, commercial lines new business premiums written directly by agencies rose 5.2 percent to a record $282 million due to strong new business trends in the first half of the year. In 2003, commercial new business premiums rose 6.8 percent to $268 million. In 2002, new business premiums rose 14.4 percent to $251 million. The lower 2004 and 2003 growth rates reflected the company’s pricing discipline. The growth rate in 2004 also reflected the slowing of premium increases industrywide.

Commercial Lines Results

				2004-2003	2003-2002
(Dollars in millions)	2004	2003	2002	Change %	Change %

Earned premiums	$2,126	$1,908	$1,721	11.4	10.8
Loss and loss expenses excluding catastrophes	1,083	1,176	1,170	(7.9)	0.5
Catastrophe loss and loss expenses	71	42	40	68.9	6.6
Commission expenses	423	361	315	17.1	14.6
Underwriting expenses	200	147	131	36.8	10.3
Policyholder dividends	11	15	6	(25.0)	164.0

Underwriting profit	$338	$167	$59	102.3	184.5

Combined ratio:
Loss and loss expenses excluding catastrophes	50.9%	61.6%	68.0%
Catastrophe loss and loss expenses	3.4	2.2	2.3

Loss and loss expenses	54.3%	63.8%	70.3%
Commission expenses	19.9	18.9	18.3
Underwriting expenses	9.4	7.7	7.7
Policyholder dividends	0.5	0.8	0.3

Combined ratio	84.1%	91.2%	96.6%

Profitability

In addition to seeking more adequate premium per exposure over the past three years, the company has focused on longer-term efforts to enhance profitability. These have included identifying the exposures the company has for each risk and making sure it offers appropriate coverages, terms and conditions and limits of insurance. The company continues to develop new underwriting guidelines, to re-underwrite books of business with selected agencies and to update policy terms and conditions, where necessary. In addition, the company continues to leverage its strong local presence. Field marketing representatives have met with every agency to reaffirm agreements on the extent of frontline

2004 10-K Page 35

renewal underwriting to be performed by local agencies. Loss control, machinery and equipment and field claims representatives have been conducting on-site inspections. Field claims representatives prepare full risk reports on every account reporting a loss above $100,000 or on any risk of concern. Multi-departmental task forces have implemented programs to address concerns for specific areas such as contractor and commercial auto risks. These actions have helped to address rising loss severity.

The significant components of expenses for the commercial lines segment are described below.

Loss and Loss Expenses (excluding catastrophe losses)

Loss and loss expenses include both net paid losses and reserve additions for unpaid losses as well as the associated loss expenses. As a result of the underwriting actions noted above, which have led to higher premiums on a relatively stable level of exposure, loss and loss expenses excluding catastrophes declined over the three-year period. A primary reason for the improvement in the ratio between 2004 and 2003 was higher than normal savings due to favorable loss reserve development from prior accident years (see Property Casualty Reserve Levels, Commercial Lines Segment Reserves, Page 56, for information regarding loss reserve development for the commercial lines segment). The favorable development was largely due to the claims department’s initiative, begun in 2001, to establish higher initial case reserves on liability claims in the period when the claim is reported. UM/UIM reserve releases contributed 1.5 percentage points to the loss and loss expense ratio in 2004 and 2.0 percentage points in 2003.

Management monitors incurred losses by size of loss, business line, risk category, geographic region, agency, field marketing territory and duration of policyholder relationship, addressing concentrations or trends as needed. Analysis indicated no significant concentrations beyond that seen in higher loss ratios for certain business lines, which management believes it has addressed. Management also measures new losses and case reserve adjustments greater than $250,000 to track frequency and severity. New losses greater than $1 million, new losses between $250,000 and $1 million and case reserve increases greater than $250,000, declined as a percentage of earned premiums in each of the past three years.

Commercial Lines Losses by Size

				2004-2003	2003-2002
(Dollars in millions)	2004	2003	2002	Change %	Change %

Losses $1 million or more	$80	$89	$90	(9.5)	(0.9)
Losses $250 thousand to $1 million	103	117	123	(11.9)	(4.9)
Development and case reserve increases of $250 thousand or more	133	121	121	9.9	(0.4)
Other losses	536	608	622	(11.8)	(2.3)

Total losses incurred excluding catastrophe losses	$852	$935	$956	(8.8)	(2.3)
Catastrophe losses	71	42	40	68.9	6.6

Total losses	$923	$977	$996	(5.4)	(1.9)

As a percent of earned premiums:
Losses $1 million or more	3.8%	4.6%	5.2%
Losses $250 thousand to $1 million	4.9	6.2	7.2
Development and case reserve increases of $250 thousand or more	6.2	6.3	7.0
Other losses	25.2	31.9	36.1

Loss ratio excluding catastrophe losses	40.1%	49.0%	55.5%
Catastrophe loss ratio	3.3	2.2	2.3

Total loss ratio	43.4%	51.2%	57.8%

2004 10-K Page 36

Catastrophe Loss and Loss Expenses

Commercial lines catastrophe losses, net of reinsurance and before taxes, were $71 million in 2004 compared with $42 million in 2003 and $40 million in 2002. The following table shows losses incurred, net of reinsurance, and subsequent development, for catastrophe losses in each of the past three years.

(Dollars in millions, net of reinsurance)			Incurred in calendar year ended December 31,
Occurance year	Cause of loss	Region	2004	2003	2002

2004
May	Wind, hail	Midwest, Mid-Atlantic	$1
May	Wind, hail	Midwest, Mid-Atlantic	11
July	Wind, hail	Midwest, Mid-Atlantic	7
August	Hurricane Charley	South	16
September	Hurricane Frances	South	4
September	Hurricane Jeanne	South, Mid-Atlantic	4
September	Hurrican Ivan	South, Midwest, Mid-Atlantic	21
December	Wind, ice snow, freezing	Midwest	5
Others			3

Total			72

2003
April	Wind, hail	Midwest	(2)	$5
May	Wind, hail	South, Midwest	0	17
July	Wind, hail	Midwest	2	2
July	Wind, hail	South, Midwest	0	6
September	Wind	Mid-Atlantic	0	5
November	Wind	Midwest, Mid-Atlantic	(1)	5
Others			0	(1)

Total			(1)	39

2002
March	Wind, hail	Midwest	0	0	$5
April	Wind, hail	Midwest	0	0	2
April	Wind, hail	South, Midwest	0	0	16
June	Wind, hail	Midwest	0	0	3
September	Wind, hail	Midwest	0	0	6
November	Wind, hail	South, Midwest	0	1	5
Others			0	2	3

Total			0	3	40

Calendar year total			$71	$42	$40

Commission Expenses

Commission expense as a percent of earned premium rose by 1.0 percentage points in 2004 and 0.6 percentage points in 2003 as contingent (profit-based) commissions increased because of strong recent results. The company relies on its independent agencies as frontline underwriters who know the businesses and individuals in their communities.

Underwriting Expenses

Non-commission expenses rose to 9.4 percent of earned premium in 2004 from 7.7 percent in 2003 and 2002. The increase in 2004 reflected higher salary expense and technology-related costs partially offset by continued refinements in the company’s cost allocation processes between commercial lines and personal lines. In 2003 the ratio of underwriting expenses to earned premiums was reduced by 0.8 percentage points due to the software recovery.

Policyholder Dividends

Policyholder dividend expense was 0.5 percent of earned premium in 2004 compared with 0.8 percent in 2003 and 0.3 percent in 2002.

2004 10-K Page 37

Line of Business Analysis

(Dollars in millions)				2004-2003	2003-2002
Calendar year	2004	2003	2002	Change %	Change %

Commercial multi-peril:
Earned premium	$751	$673	$607	11.6	10.9
Loss and loss expenses incurred	469	442	422	6.1	4.7
Loss and loss expenses ratio	62.4%	65.6%	69.5%
Loss and loss expense ratio excluding catastrophes	54.9	59.9	63.5
Workers compensation:
Earned premium	$313	$293	$294	6.8	(0.5)
Loss and loss expenses incurred	251	235	235	6.6	0.1
Loss and loss expenses ratio	80.3%	80.5%	80.0%
Loss and loss expense ratio excluding catastrophes	80.3	80.5	80.0
Commercial auto:
Earned premium	$450	$419	$383	7.4	9.3
Loss and loss expenses incurred	236	240	259	(1.8)	(7.2)
Loss and loss expenses ratio	52.4%	57.3%	67.5%
Loss and loss expense ratio excluding catastrophes	52.1	56.5	66.7
Other liability:
Earned premium	$402	$342	$276	17.6	24.1
Loss and loss expenses incurred	116	183	214	(36.8)	(14.5)
Loss and loss expenses ratio	28.8%	53.6%	77.8%
Loss and loss expense ratio excluding catastrophes	28.8	53.6	77.8

Accident year	2004	2003	2002	2001	2000

Loss and loss expenses incurred:
Commercial multi-peril	$465	$434	$417	$411	$398
Workers compensation	236	218	228	227	202
Commercial auto	283	266	252	243	241
Other liability	247	225	162	124	130
Loss and loss expenses incurred ratio:
Commercial multi-peril	61.9%	64.4%	68.7%	76.7%	85.9%
Workers compensation	75.4	74.3	77.5	90.0	97.1
Commercial auto	62.9	63.5	65.8	76.0	90.9
Other liability	61.3	65.9	58.8	57.4	63.3

In total the commercial multi-peril, workers compensation, commercial auto and other liability lines of business accounted for 90.1 percent of total commercial lines earned premium compared with 90.5 percent in 2003 and 90.5 percent in 2002. Approximately 95 percent of the company’s commercial lines premiums are written as packages, providing accounts with coverages from more than one business line. The company believes that its commercial lines area is best measured and evaluated on a segment basis. For reference, however, the table above and discussion below summarizes growth and profitability trends separately for each of the four primary business lines.

The accident year loss data provides current estimates of accident year incurred loss and loss expenses for the past five years. Accident year data shows the year in which loss events occurred, regardless of when the losses are actually reported, booked or paid.

Over the past three years, results for the business lines within the commercial lines segment have reflected the company’s emphasis on underwriting and obtaining adequate pricing for the covered risk, as discussed above. Additional detail regarding reserve development is provided in Property Casualty Reserve Levels, Commercial Lines Segment Reserves, Page 56.

Commercial Multi-peril

The company wrote a higher than normal number of one-year policies in 2002 pending regulatory approval for changes in policy terms and conditions (see Item 1, Commercial Lines Segment, Page 9, for a discussion of one- and three-year policies). In addition to industrywide slowing in premium growth, this decision decelerated the 2003 growth rate for the company’s commercial multi-peril business line as some liability coverages previously written in premium discounted packages were moved to non-discounted policies in 2003. Many non-discounted policies are included in the company’s other liability line of business.

The loss and loss expense ratio declined steadily over the three-year period. Commercial multi-peril is the company’s single largest business line, and management believes this business line’s loss data are the best indicators of the success of the growth and underwriting actions that have been implemented in the past three years. The 2004 calendar year ratio improved even though catastrophe losses were slightly higher than 2003 and $4 million in

2004 10-K Page 38

liability reserve strengthening in 2004 offset the improvement by 0.6 percentage points. Higher general liability base rates were effective in most states during 2003. This contributed to further improvement in the loss and loss expense ratio in 2004 and 2003. Reserve strengthening increased the ratio by 2.0 percentage points in 2003 and 1.0 percentage points in 2002.

Workers Compensation

Conditions within the workers compensation market remained stable in 2004 after improving between 1999 and 2003 as market pricing rose in most states, albeit offset by continued rising trends in loss severity. As indicated by the rapid rise in premium volume of state pools for workers compensation, many carriers chose to exit significant portions of this line of business. While the company remains highly selective about the risks covered, workers compensation is available as part of package policies for commercial lines policyholders, maintaining the company’s competitive position in selected states. Workers compensation has a lower commission ratio and higher breakeven point than the other commercial business lines.

Growth in 2004 was primarily due to higher rates. In 2003 and 2002 the company chose not to renew selected policies where it believed the aggregate terrorism exposure risk was excessive. Any new or renewal policy covering 200 or more employees at any one location received added scrutiny as the company sought to manage risk aggregation. On the basis of new business premiums written directly by agents, new workers compensation premiums increased 18.8 percent in 2004 and 5.9 percent in 2003 after declining 17.4 percent in 2002. Total workers compensation earned premiums were unchanged between 2003 and 2002 as rate increases offset a decline in policy count due to the re-underwriting effort.

The workers compensation loss and loss expense ratio has been steady for three years. Overall pricing increases for new and renewed risks and underwriting actions have helped stabilize the accident year loss ratio in the mid-70 percent range for the most recent three years compared with the higher level of 2000 and 2001. The loss and loss expense ratio reflected $16 million in reserve strengthening in 2004, primarily due to medical cost trends, $13 million in 2003 and $9 million in 2002.

Commercial Auto

Commercial auto premium growth trends reflected the factors influencing overall commercial lines performance, with the primary driver being price increases. Commercial auto, one of the commercial lines coverage areas for which the company prices coverage on an annual basis, frequently is one of the first lines to experience pricing pressure because it often represents the largest portion of insurance costs for commercial policyholders.

In the past several years, the company accelerated efforts to improve commercial auto underwriting and rate levels, making certain that vehicle use was properly classified. As a result of those actions and moderating industry-wide severity and frequency trends, the loss and loss expense ratio for commercial auto improved in each of the past three years. Further, new and revised underwriting guidelines are being used to assure accurate classification and pricing. The UM/UIM reserve releases had their most substantial impact on the commercial auto line, lowering the 2004 loss and loss expense ratio by 4.6 percentage points and the 2003 loss and loss expense ratio by 6.9 percentage points. Including the UM/UIM reserve releases in 2004 and 2003, the 2004 ratio benefited 10.5 percentage points from higher than normal savings due to favorable loss reserve development from prior accident years, the 2003 ratio benefited by 8.8 percentage points and the 2002 ratio benefited by 4.0 percentage points.

Other Liability

Earned premium growth for the other liability line (commercial umbrella, commercial general liability and most executive risk policies) continued at a higher pace in 2004 because of the number of policies written in non-discounted programs and the continuing rise in liability pricing. The other liability policy count has been stable as growth in the number of non-discounted policies has offset declines in other areas, in part due to a change that allowed umbrella coverages to be endorsed to a primary policy rather than be written separately.

Director and officer coverage accounted for approximately 13 percent of other liability premium in 2004 and approximately 12 percent in 2003. Director and officer policies are offered primarily to non-profit organizations, reducing the risk associated with this line of business. As of December 31, 2004, only four in-force director and officer policies were for Fortune 500 companies. Forty-two were for publicly traded companies (excluding banks and savings and loans) and 70 were for banks and savings and loans with more than $500 million in assets.

In large part because this business line includes umbrella coverages, the calendar year loss and loss expense ratio tends to fluctuate dramatically on a year-over-year basis. The improvement in the 2004 calendar year loss and loss expense ratio was driven by 2000 through 2003 accident year loss and loss expense ratios 6.5 to 14.7 percentage points below their year-ago levels.

The 2004 ratio benefited by 32.5 percentage points due to higher than normal savings due to favorable loss reserve development from prior accident years, including 2.0 percentage points from UM/UIM reserve releases. The 2003 ratio benefited by 23.0 percentage points due to favorable development, including 2.6 percentage points due to UM/UIM reserve releases. The 2002 ratio benefited by 8.8 percentage points from favorable development.

2004 10-K Page 39

Commercial Lines Outlook

Industry experts currently anticipate industry-wide commercial lines written premiums will decline approximately 1 percent in 2005. The company anticipates commercial lines insurance market trends will reflect accelerated competition in 2005 with pressure on pricing from the industry’s increasing surplus and improving profitability. During the second half of 2004, agents indicated that renewal price increases were running in the low single digits, with variations by geographic region, class of business and size of account. Aggressive pricing is occurring more frequently for higher quality and for larger accounts although disciplined underwriting appears to be the norm. The company will continue to market its products to a broad range of business classes, price its products adequately and take a package approach. The company intends to maintain its underwriting selectively and to manage carefully its rate levels as well as maintain its programs that seek to accurately match exposures with appropriate premium. The creation of new marketing territories and appointment of new agencies over the next several years also could contribute to commercial lines growth. As a result of these factors, management presently anticipates 2005 commercial lines written premium growth in the mid-single digits compared with 7.6 percent in 2004.

The company believes it can continue to be a preferred market for its agencies and the types of Main Street businesses they serve by evaluating each risk individually and making decisions regarding rates, the use of three-year policies and other policy terms on a case-by-case basis, even in lines and classes of business that are under competitive pressure. This should allow the company to maintain the positive underlying improvements in profitability that have occurred over the past several years, but management does not believe favorable reserve development will contribute as much in 2005 as it did in 2004. As a result, management currently is estimating a 2005 commercial lines combined ratio in the range of 90 percent compared with 84.1 percent in 2004.

Personal Lines Results of Operations

Overview – Three-year Highlights

Performance highlights for the personal lines segment include:

•	Earned premiums – The primary source of growth in the past three years was rate increases to address premium inadequacy. Rate increases on new and renewal business have offset a decline in policy count in each year. The reinsurance reinstatement premiums allocated to personal lines reduced net earned premium growth for 2004 by 0.8 percentage points.

•	Combined ratio – Over the past three years, the combined ratio has reflected an improving loss and loss expense ratio excluding catastrophe losses. In 2004, the improvement in the loss and loss expense ratio was offset by higher catastrophe losses and rising commission and underwriting expenses over the entire period. In 2003, the improvement also reflected a 2.4 percentage-point decline in the underwriting expense ratio, of which 1.1 percentage-points were due to the software cost recovery.

Growth

Personal lines is an important component of the company’s overall relationship with many of its agencies and an important component of agency relationships with their clients.

In the seven states in which the company wrote $35 million or more in personal lines agency direct earned premiums in 2004, premiums were $621 million in 2004. In these states, premiums grew 6.4 percent in 2004. In the 15 states with less than $35 million in premiums in 2004, agency direct earned premiums grew more rapidly, rising 10.7 percent in 2004 to $194 million. Similar to commercial lines, the stronger growth in the smaller states reflected the opportunities available to the company in less penetrated markets.

Personal lines new business premiums written directly by agencies declined 19.9 percent to $48 million in 2004 and 9.3 percent to $60 million in 2003 from a 2002 high of $67 million. The decline in new business in 2004 and 2003 reflected the company’s emphasis on underwriting personal lines and factors specific to the personal auto and homeowner business lines, as discussed below. In addition, agencies may be placing less new business with the company until the introduction of Diamond, the new personal lines policy processing system, in their state. Further, the company now understands that the agency learning curve for Diamond may be steeper than anticipated, potentially reducing agency attention to new business efforts in the initial months after the system is introduced in their state.

2004 10-K Page 40

Personal Lines Results

				2004-2003	2003-2002
(Dollars in millions)	2004	2003	2002	Change %	Change %

Earned premiums	$793	$745	$670	6.4	11.2
Loss and loss expenses excluding catastrophes	522	524	488	(0.4)	7.7
Catastrophe loss and loss expenses	77	55	47	41.4	14.5
Commission expenses	160	146	127	9.7	14.3
Underwriting expenses	74	47	59	52.1	(19.4)

Underwriting loss	$(40)	$(27)	$(51)	45.8	(47.1)

Combined ratio:
Loss and loss expenses excluding catastrophes	65.9%	70.3%	72.6%
Catastrophe loss and loss expenses	9.7	7.3	7.1

Loss and loss expenses	75.6%	77.6%	79.7%
Commission expenses	20.1	19.5	19.0
Underwriting expenses	9.3	6.5	8.9
Policyholder dividends	0.0	0.0	0.0

Combined ratio	105.0%	103.6%	107.6%

Profitability

Efforts to improve personal lines profitability have focused on the personal auto and homeowner business lines as discussed below. The significant components of expenses for the personal lines segment are described below.

Loss and Loss Expenses (excluding catastrophe losses)

Loss and loss expenses include both net paid losses and reserve additions for unpaid losses as well as the associated loss expenses. For personal lines, loss and loss expenses excluding catastrophes were $522 million in 2004 compared with $524 million in 2003 and $487 million in 2002. Loss and loss expenses for personal lines have reflected the industrywide rise in loss severity over the past several years due to escalating medical costs and home values offset by the benefits of underwriting actions and changes in policy terms and conditions. In addition, the loss and loss expense ratio benefited from higher than normal savings due to favorable loss reserve development from prior accident years (see Property Casualty Reserve Levels, Personal Lines Segment Reserves, Page 58, for information regarding loss reserve development for the personal lines segment).

Management monitors incurred losses by size of loss, business line, risk category, geographic region, agency, field marketing territory and duration of policyholder relationship, addressing concentrations or trends as needed. Analysis indicated no significant concentrations beyond that seen in higher loss ratios for certain business lines, which management believes it has addressed. Management also measures new losses and case reserve adjustments greater than $250,000 to track frequency and severity. For personal lines, losses greater than $1 million and losses between $250,000 and $1 million have stabilized as a percentage of earned premiums. Case reserve increases greater than $250,000 rose as a percentage of earned premiums in 2004 after declining in 2003. Management remains focused on establishing adequate case reserves at the time a claim is reported.

Personal Lines Losses by Size

				2004-2003	2003-2002
(Dollars in millions)	2004	2003	2002	Change %	Change %

Losses $1 million or more	$17	$15	$15	14.6	1.4
Losses $250 thousand to $1 million	43	41	35	4.9	15.8
Development and case reserve increases of $250 thousand or more	21	11	20	83.7	(43.5)
Other losses	371	391	359	(5.2)	9.0

Total losses incurred excluding catastrophe losses	$452	$458	$429	(1.4)	6.9
Catastrophe losses	77	55	47	41.4	14.6

Total losses	$529	$513	$476	3.1	7.7

As a percent of earned premiums:
Losses $1 million or more	2.2%	2.0%	2.2%
Losses $250 thousand to $1 million	5.4	5.5	5.2
Development and case reserve increases of $250 thousand or more	2.6	1.5	3.0
Other losses	46.8	52.5	53.5

Loss ratio excluding catastrophe losses	57.0%	61.5%	63.9%
Catastrophe loss ratio	9.7	7.3	7.1

Total loss ratio	66.7%	68.8%	71.0%

2004 10-K Page 41

Catastrophe Loss and Loss Expenses

Personal lines catastrophe losses, net of reinsurance and before taxes, were $77 million in 2004 compared with $55 million in 2003 and $47 million in 2002. The following table shows losses incurred, net of reinsurance, and subsequent development, for catastrophe losses in each of the past three years.

(Dollars in millions, net of reinsurance)			Incurred in calendar year ended December 31,

Occurance year	Cause of loss	Region	2004	2003	2002

2004
May	Wind, hail	Midwest, Mid-Atlantic	$9
May	Wind, hail	Midwest, Mid-Atlantic	20
July	Wind, hail	Midwest, Mid-Atlantic	5
August	Hurricane Charley	South	10
September	Hurricane Frances	South	7
September	Hurricane Jeanne	South, Mid-Atlantic	2
September	Hurrican Ivan	South, Midwest, Mid-Atlantic	18
December	Wind, ice snow, freezing	Midwest	8
Others			2

Total			81

2003
April	Wind, hail	Midwest	(2)	$31
May	Wind, hail	South, Midwest	0	17
July	Wind, hail	Midwest	(1)	5
July	Wind, hail	South, Midwest	0	1
September	Wind	Mid-Atlantic	(1)	4
November	Wind	Midwest, Mid-Atlantic	0	2
Others			0	2

Total			(4)	62

2002 and prior
March	Wind, hail	Midwest	0	0	$6
April	Wind, hail	Midwest	0	0	4
April	Wind, hail	South, Midwest	0	0	11
June	Wind, hail	Midwest	0	0	2
September	Wind, hail	Midwest	0	(1)	2
November	Wind, hail	South, Midwest	0	(1)	11
Others			0	(5)	11

Total			0	(7)	47

Calendar year total			$77	$55	$47

Commission Expenses

Commission expense as a percent of earned premium rose by 0.6 percentage points in 2004 and 0.5 percentage points in 2003 as total contingent (profit-based) commissions rose.

Underwriting Expenses

Over the three-year period, non-commission expenses fluctuated as a percent of earned premiums, but rose to a three-year high of 9.3 percent in 2004 due to higher salary expense and high technology-related costs. In 2003 the ratio of underwriting expenses to earned premiums was reduced by 1.1 percentage points due to the software recovery. The fluctuation in the expense ratio was partially due to continued refinements in the company’s cost allocation processes between commercial lines and personal lines.

2004 10-K Page 42

Line of Business Analysis

(Dollars in millions)				2004-2003	2003-2002
Calendar year	2004	2003	2002	Change %	Change %

Personal auto:
Earned premium	$451	$428	$389	5.4	9.8
Loss and loss expenses incurred	298	304	263	(2.1)	15.5
Loss and loss expenses ratio	66.1%	71.1%	67.6%
Loss and loss expense ratio excluding catastrophes	65.1	70.1	66.7
Homeowner:
Earned premium	$259	$239	$210	8.2	14.0
Loss and loss expenses incurred	249	222	207	12.2	7.1
Loss and loss expenses ratio	96.1%	92.7%	98.6%
Loss and loss expense ratio excluding catastrophes	69.3	72.8	78.3

Accident year	2004	2003	2002	2001	2000

Loss and loss expenses incurred:
Personal auto	$297	$304	$291	$263	$258
Homeowner	254	229	207	194	176
Loss and loss expenses incurred ratio:
Personal auto	65.9%	71.2%	74.8%	72.8%	74.1%
Homeowner	98.3	95.8	98.8	101.8	98.0

The personal auto and homeowner business lines together accounted for 89.5 percent, 89.5 percent and 89.4 percent of total personal lines earned premiums in 2004, 2003 and 2002, respectively. The company’s intent is to write personal auto and homeowners coverages in personal lines packages. As a result, management believes that personal lines is best measured and evaluated on a segment basis. For reference, however, the table above and discussion below summarizes growth and profitability trends for the personal auto and homeowner business lines. Information regarding reserve development is provided in Property Casualty Reserve Levels, Personal Lines Segment Reserves, Page 58.

The accident year loss data provides current estimates of accident year incurred loss and loss expenses for the past five years. Accident year data shows the year in which loss events occurred, regardless of when the losses are actually reported, booked or paid.

Personal Auto

Earned premiums for personal auto grew 5.4 percent, 9.8 percent and 7.9 percent in 2004, 2003 and 2002, respectively. The growth was driven by the effect of rate increases beginning in late 2002. During 2004, rate increases in the range of 1.6 percent to 10.0 percent became effective in 21 states. Once rate changes become effective, they are applied to new business and to existing policies as they come up for renewal. Management believes the company’s personal auto rates generally remain competitive.

Over the last three years, the benefits of personal auto re-underwriting programs and higher pricing have generally served to offset rising loss severity. For selected agencies, the programs reviewed and strengthened underwriting standards, required motor vehicle reports for many insured drivers and developed strategies to increase the company’s penetration of the agency’s personal lines business. The loss and loss expense ratio for personal auto improved to 66.1 percent in 2004 from 71.1 percent in 2003 and 67.6 percent in 2002. The 2002 ratio included a 5.0 percentage-point benefit from the salvage and subrogation reserve.

Homeowner

Earned premiums for homeowners grew 8.2 percent, 14.0 percent and 10.0 percent in 2004, 2003 and 2002, respectively, primarily because of rate increases that began to take effect in 2002. The loss and loss expense ratio excluding catastrophe losses for the homeowner line declined to 69.3 percent in 2004 from 72.8 percent in 2003 and 78.3 percent in 2002 due to the company’s program to improve homeowner profitability. Catastrophe losses contributed 26.8 percentage points, 19.9 percentage points and 20.3 percentage points to the homeowner loss and loss expense ratio in 2004, 2003 and 2002, respectively. Management continues to seek to improve homeowner results so that this line achieves profitability in 2006. For this measurement, management is presuming commission and underwriting expenses would contribute approximately 29 percentage points to a homeowner combined ratio. The target also assumes that premium growth will lead to catastrophe losses as a percent of homeowner earned premium in the range of 17 percent. However, over the past three years, catastrophe losses have been approximately 22 percent on the same basis.

In mid-2004, the company began modifying its policy terms to change homeowner policy earthquake deductibles to 10 percent from 5 percent in selected Midwestern states, reducing the company’s exposure to a single significant

2004 10-K Page 43

catastrophic event. See Item 1, Financial Strength Ratings, Page 7, for discussion of the company’s strategy to support the financial strength ratings of its property casualty insurance operations.

The three most significant actions taken since 2003 to improve profitability for the homeowner line are summarized below. Management believes that the homeowner line will be profitable in 2006. However, it will take into 2007 for the full benefit of these actions to be reflected in homeowner results.

•	Rate changes — In 2004, rate increases in the range of 3.0 percent to 25.8 percent became effective in 22 states. In four of the company’s six largest homeowner states, 2004 increases were in the 8 percent to 18 percent range. Once rate changes become effective, they are applied to new business and to existing policies as they come up for renewal. In 2003, 23 rate increases were effective in 21 of the 25 states in which the company writes homeowners policies.

•	Changes in policy terms and conditions — The company has identified specific coverages for updating to increase its control over risk and pricing, including capping replacement cost coverage for most policies and changing the water damage coverages. These changes began to go into effect over the past 24 months as policies have renewed and new business has been written. By the end of 2005, virtually all of the company’s homeowner policies will have the new terms and conditions.

•	Shift to one-year policies — In conjunction with the deployment of Diamond, the personal lines policy processing system, the company has begun to write homeowner policies on a one-year term instead of a three-year term. One-year policies allow the company to modify rates, terms and conditions more promptly, when necessary. The company has moved to one-year homeowner policies in Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Michigan, Nebraska, Ohio and Wisconsin. The company plans for homeowner policies written in other states to shift to a one-year term in advance of the Diamond deployment for each specific state. At the end of 2004, management estimates that approximately 27 percent of homeowner policies now have been written on a one-year term.

The benefits of changes in rates and policy terms and conditions has been deferred because the company traditionally has written homeowner business on a three-year policy term and approximately one-third of policies come up for renewal each year. For example, in Ohio, which accounted for 32.0 percent of the company’s 2004 total homeowner earned premiums, typical 2005 homeowner renewal policies are experiencing approximately a 40 percent increase in total premium. The increase demonstrates the cumulative effect of rate changes, insured value and policy changes that were effected by the company over the policyholders’ most recent three-year term.

Personal Lines Outlook

In the personal lines marketplace, the company believes agents select Cincinnati for their value-oriented clients who seek to balance value and price and are attracted by Cincinnati’s superior claims service and the benefits of the company’s package approach. However, management is maintaining modest expectations for the personal lines area and anticipates mid-single digit written premium growth in 2005. Industry experts currently anticipate industry-wide personal lines written premiums will rise approximately 4.5 percent in 2005.

Six factors are contributing to management’s growth expectations:

•	Timing — The company implemented homeowner rate increases in its larger states in late 2003 and early 2004. As a result, the impact of these rate changes will accumulate into 2007, because approximately one-third of the three-year policies written before late 2003 come up for renewal each year.

•	Rate levels — The company continues to work with its agents to refine the current rate structure to bring homeowner profitability in line with personal auto results and establish prices that attract agencies’ quality accounts. Management believes homeowner rate increases instituted in the past 24 months generally established pricing above the mid-point of market rates. As a result, current rates in some areas may be at a level that diminishes a differentiating factor for more price-sensitive consumers. In addition, the rate of increase for policies renewing for the first time in three years can be significant, as discussed above, even if the result is a competitive price. In a number of its field territories, management believes rates may be too high and it continues to evaluate independent agent market intelligence for potential refinements to the rate structure.

•	Policy characteristics — In keeping with industry practices and as noted above, the company’s homeowner policies now include specific charges for optional coverages previously included at no charge, such as water damage coverage. This change can be an advantage for policyholders because it allows them to select the amount of coverage to meet their needs. However, this change also may have diminished a differentiating factor for the company’s products in the marketplace.

•	Underwriting — Personal lines underwriters are focusing on insurance-to-value initiatives to verify that policyholders are buying the correct level of coverage for the value of the insured risk. In addition, the company is carefully maintaining its underwriting standards to help achieve the return to profitability.

•	Diamond introduction — The transition to the Diamond system of agencies writing in total almost 60 percent of personal lines volume is a significant accomplishment. However, the company now understands that the agency

2004 10-K Page 44

learning curve for Diamond may be steeper than anticipated, potentially reducing agency attention to new business efforts. Longer-term, management believes this program could have a substantial positive benefit on premium growth as the technology presents solutions sought by independent agencies.

Management believes the new system will ultimately make it easier for agents to place personal auto, homeowners and other personal lines business with the company, while greatly increasing policy-issuance and policy-renewal efficiency and providing direct-bill capabilities. Agents using Diamond chose direct bill for 39 percent of the policies and headquarters policy printing for 72 percent of the policies in 2004, options that generally were not available on the company’s previous system.

•	New agencies — The appointment of new agencies over the next several years also should contribute to personal lines growth.

These factors may affect the personal lines growth rate, however, management believes that they will allow the company to improve the profitability of its homeowner line of business while maintaining personal auto profitability. While primarily focusing on longer-term targets for the homeowner line because of the existing base of three-year policies, management believes the overall personal lines combined ratio will be in the range of 95 percent for 2005 as the company continues to work through the renewal policy cycle and assuming catastrophe losses within normal parameters.

Life Insurance Results of Operations

Overview — Three-year Highlights

Performance highlights for the life insurance segment include:

•	Revenues — Revenue growth has accelerated over the past three years as the company increased life policy face amounts in force to $44.921 billion at year-end 2004 from $38.492 billion at year-end 2003 and $32.486 billion at year-end 2002.

•	Profitability — The life insurance segment reports a small GAAP-based segment profit because investment income is included in investment segment results, except investment income credited to contract holders (interest assumed in life insurance policy reserve calculations). Results improved in 2004 and 2003 because operating expenses remained level and mortality experience remained within pricing guidelines as premiums continued to rise.

At the same time, management recognizes that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. For that reason, management also evaluates GAAP data including results for investment activities on life insurance-related assets for The Cincinnati Life Insurance Company subsidiary, which comprises the life insurance segment. Looking at a key performance indicator for Cincinnati Life, GAAP net income grew 74.1 percent in 2004 to $38 million compared with 25.8 percent in 2003 to $22 million. The life insurance portfolio had pretax realized investment gains of $9 million in 2004 compared with $10 million and $11 million of pretax realized investment losses in 2003 and 2002, respectively.

Growth

Cincinnati Life offers whole, term and universal life products, fixed annuities and disability income products. Revenues in 2004 were derived principally from:

•	Premiums from traditional products, principally term insurance, which contributed 71.7 percent

•	Fee income from interest-sensitive products, principally universal life insurance, which contributed 25.4 percent

•	Separate account investment management fee income, which contributed 2.9 percent

The company’s life insurance subsidiary reported 2004 statutory written life premium of $118 million, which included the sale of two general account BOLI policies totaling $10 million, compared with $102 million in 2003, which included no BOLI sales. Statutory written premiums have been reclassified to exclude annuity deposits not involving life contingencies, which are not recognized as written premium under statutory rules. Annuity sales were $71 million in 2004 compared with $37 million in 2003 and $85 million in 2002. The growth in 2004 annuity sales was attributable to attractive fixed rates and guaranteed income features.

In 2004, the company’s life insurance segment experienced a 3.5 percent rise in applications submitted and a 10.7 percent increase in face amount issued due to continued strong sales of term insurance marketed through the company’s property casualty agency force. Management believes market pressures are mitigated for the life insurance company because of its association with the property casualty operations, its leverage of the property casualty agency franchise and its careful selection of independent agencies. Within this marketplace, Cincinnati Life is able to be competitive and attracts its share of business from the property casualty agencies with which the company has strong relationships.

2004 10-K Page 45

Over the past several years, the life insurance company has worked to introduce a portfolio of new and enhanced products, primarily under the LifeHorizons name. For example, during 2003, the company introduced a new guaranteed whole life policy and a non-cancelable rider for its disability income product.

In 2004, Cincinnati Life continued to enhance the LifeHorizons portfolio of products to meet changing needs of both consumers and agencies. Product development centers on mortality-oriented products combined with contract guarantees. Distribution expansion into western and northeastern states is a high priority. Management has added a life field marketing representative for the western states and plans to add a representative for the northeastern states in 2005. During 2004, Cincinnati Life added a disability income product to its worksite marketing portfolio.

Life Insurance Results

				2004-2003	2003-2002
(Dollars in millions)	2004	2003	2002	Change %	Change %

Earned premiums	$101	$95	$87	5.5	9.2
Separate account investment management fees	3	2	0	31.9	445.2

Total revenues	104	97	87	6.1	11.3
Contract holders benefits incurred	95	91	83	3.5	10.1
Investment interest credited to contract holders	(46)	(43)	(36)	(5.7)	(19.0)
Expenses incurred	53	52	52	0.2	(0.7)

Total expenses	102	100	99	0.9	1.1

Life insurance segment profit (loss)	$2	$(3)	$(12)	147.5	71.8

Profitability

Life segment expenses consist principally of:

•	Insurance benefits paid and reserve increases, related to traditional life and interest-sensitive products, which accounted for 64.3 percent of 2004 expenses

•	Commissions, general and other business expenses, net of deferred acquisition costs, accounted for 35.7 percent of 2004 expenses

Segment profitability depends largely on premium levels, the adequacy of product pricing, underwriting skill and operating efficiencies. Life segment results include only investment interest credited to contract holders (interest assumed in life insurance policy reserve calculations). The remaining investment income is reported in the investment segment results. The life investment portfolio is managed to earn target spreads between earned investment rates on general account assets and rates credited to policyholders. Management considers the amount of assets under management and investment income for the life investment portfolio as key performance indicators for the life insurance segment.

The life insurance company seeks to maintain a competitive advantage with respect to benefits paid and reserve increases by consistently achieving better than average claims experience due to skilled underwriting. Commissions paid by the life insurance operation are on par with industry averages. During the past three years, the company has invested in imaging and workflow technology. As a result, the efficiency of application processing has improved significantly. During this period, submitted applications have increased at an annualized rate of approximately 6 percent, while staff involved with the underwriting and policy issue has declined 5 percent. This has been accomplished while maintaining the company’s service standards.

Acquisition costs, which vary with and are primarily related to the production of new business, are deferred and recorded as an asset. The company generally limits the expenses capitalized to the lower of the expense assumptions used in pricing or the actual deferrable costs. The deferred acquisition cost is amortized into income in proportion to different measures depending on the policy type. The company regularly reviews and, as appropriate, changes (unlocks) the assumptions used to calculate deferred acquisition costs for universal life contracts. The 2004 unlocking pertained primarily to assumptions regarding asset defaults and mortality. 2004 unlocking assumptions reduced deferred acquisition cost amortization by $4 million and deferred revenue amortization by $1 million.

Life Insurance Outlook

As the life insurance company seeks to increase penetration of the property casualty agencies, management’s objective is to increase premiums and maintain expenses. Management continues to emphasize the cross-serving opportunities afforded by worksite marketing life insurance products. In 2005, management is exploring additional programs to simplify the worksite marketing sales process for independent property casualty agencies, including enrollment software. Term insurance is the company’s largest life insurance product line. Changes in the marketplace during 2004 have affected the cost and availability of reinsurance for term life insurance for 2005. The company currently is researching alternative reinsurance solutions to help fund the statutory reserve strain on new term business. Management believes it will be able to structure a reinsurance program that provides the life insurance company with the ability to continue to grow in the term life insurance marketplace while appropriately managing risk, at a cost that allows the company to achieve its profit targets.

2004 10-K Page 46

Investments Results of Operations

Overview – Three-year Highlights

The investment segment contributes investment income and realized gains and losses to results of operations. Investments provide the company’s primary source of pretax and after-tax profits.

•	Investment income - Pretax investment income reached a new record of $492 million in 2004, rising 5.7 percent from the prior record in 2003. Growth in investment income over the past two years has been driven by strong cash flow for new investments, higher interest income from the growing fixed-income portfolio and increased dividend income from the common stock portfolio.

•	Realized gains and losses - The company reported realized gains in 2004 compared with realized losses in 2003 and 2002. Realized losses were substantially lower in 2003 than 2002 as fewer other-than-temporary impairment charges were recorded due to the economic and market recovery.

Investment Income

The advantages of strong cash flow in the past three years have been somewhat offset by the challenge of investing in a low interest rate environment. The allocation of new investment dollars to fixed-income securities during most of 2004 added to investment income growth. Overall, common stock dividends contributed 48.6 percent of pretax investment income in 2004 compared with 48.8 percent in 2003 and 46.9 percent in 2002. In 2004, 33 of the 51 common stock holdings in the portfolio raised their indicated dividend payout, as did 29 of 51 in 2003 and 28 of the 46 in 2002. The 2004 increases should add approximately $15 million to investment income on an annualized basis. Fifth Third, the company’s largest equity holding, contributed 58.8 percent of the increase and 39.9 percent of total dividend income in 2004.

Investment Results

				2004-2003	2003-2002
(In millions)	2004	2003	2002	Change %	Change %

Investment income:
Interest	$252	$235	$233	7.2	0.9
Dividends	239	227	209	5.0	9.1
Other	6	8	8	(23.0)	(0.2)
Investment expenses	(5)	(5)	(5)	(13.0)	5.9

Total net investment income	492	465	445	5.6	4.7

Investment interest credited to contract holders	(46)	(43)	(36)	(5.7)	(19.0)

Net realized investment gains and losses:
Other-than-temporary impairment charges	(6)	(80)	(98)	92.0	17.7
Realized investment gains and losses	87	30	8	189.9	299.2
Change in valuation of embedded derivatives	10	9	(4)	7.9	362.0

Net realized investment gains (losses)	91	(41)	(94)	321.7	56.3

Investment operations income	$537	$381	$315	40.6	21.2

Net Realized Investment Gains and Losses

Over the past three years, net realized investment gains and losses have been made up of other-than-temporary impairment charges, realized investment gains and losses on the sale of securities and changes in the valuation of embedded derivatives within certain convertible securities. These three areas are discussed below:

Other-than-temporary Impairment Charges

In 2004, the company recorded $6 million in write-downs of investments that management deemed had experienced an other-than-temporary decline in market value versus $80 million in 2003 and $98 million in 2002. See Critical Accounting Policies and Estimates, Asset Impairment, Page 27, for factors considered by management. These other-than-temporary impairment charges represented 0.1 percent, 0.6 percent and 0.9 percent of total invested assets at year-end 2004, 2003 and 2002, respectively. Also included in other-than-temporary impairments are unrealized losses of holdings that the company has identified for sale but not yet completed a transaction.

Other-than-temporary impairment charges declined significantly in 2004 due to prior impairments in the portfolio and an improvement in the general financial climate. During the three-year period, almost 90 percent of the write-downs of securities that management deemed had experienced other-than-temporary declines in market value occurred during 2002 and the first half of 2003. During that earlier period, lingering weakness in the economy affected market values. Of the $80 million in other-than-temporary write-downs in 2003, $69 million occurred in the first six months of the year.

The write-down of two airline-related tax-exempt municipal bonds totaling $5 million accounted for the majority of other-than-temporary impairment charges in 2004. The majority of the write-downs in 2003 related to 31 high-yield corporate bonds written down $39 million and 10 convertible securities written down $26 million. Unlike 2002, the market value declines in 2003 were related to company-specific events rather than industry issues.

2004 10-K Page 47

The impairment of $5 million of airline-related bonds in 2004 was a marked reduction from the prior two years, primarily because of the stabilization or improvement in the market value of previously impaired bonds and the disposition of airline-related securities in previous years. Over the past three years, other-than-temporary impairments of airline-related bonds as well as sales of securities reduced the company’s exposure to this industry to approximately $36 million at year-end 2004, down from $140 million at year-end 2001. The company did not write down any utility/merchant energy/trading securities in 2004 due to a healthier credit climate and the previous disposal of securities. In 2002 and 2003, valuations throughout that industry were affected by mismanagement of trading operations and accounting irregularities regarding the booking of revenues and the valuation of trading contracts. The company did not write down any healthcare securities in 2004. The 2003 healthcare impairment charges related primarily to the sudden default by Healthsouth Corporation and subsequent fraud charges. These securities have since recovered and all coupon payments have been made.

Other-than temporary impairment charges from the investment portfolio by asset class (see Item 1, Investments Segment, Page 13, for a description of the five asset classes) are summarized below:

	Years ended December 31,
(Dollars in millions)	2004	2003	2002

Investment-grade corporate bonds:
Number of securities impaired	0	1	0
% to total owned	0%	0%	0%
Impairment amount	$0	$(1)	$0
New book value	0	0	0
% to total owned	0%	0%	0%

High-yield corporate bonds:
Number of securities impaired	1	31	24
% to total owned	1%	16%	10%
Impairment amount	$0	$(39)	$(77)
New book value	2	13	37
% to total owned	1%	3%	5%

Tax-exempt municipal bonds:
Number of securities impaired	2	5	2
% to total owned	0%	1%	0%
Impairment amount	$(5)	$(6)	$(5)
New book value	9	3	1
% to total owned	1%	0%	0%

Common stocks:
Number of securities impaired	1	2	0
% to total owned	2%	4%	0%
Impairment amount	$(1)	$(8)	$0
New book value	0	5	0
% to total owned	0%	0%	0%

Convertible securities:
Number of securities impaired	0	10	4
% to total owned	0%	11%	4%
Impairment amount	$0	$(26)	$(16)
New book value	0	23	11
% to total owned	0%	6%	2%

Total:
Number of securities impaired	4	49	30
% to total owned	0%	3%	4%
Impairment amount	$(6)	$(80)	$(98)
New book value	11	44	49
% to total owned	0%	1%	1%

2004 10-K Page 48

Other-than temporary impairment charges from the investment portfolio by industry are summarized as follows:

	Years ended December 31,
(Dollars in millions)	2004	2003	2002

Airline	$(5)	$(18)	$(28)
Utility/merchant energy/trading	0	(30)	(14)
Healthcare	0	(10)	0
Automotive	0	(1)	(11)
Cable	0	0	(12)
Telecommunication	0	0	(16)
Retail	0	0	(3)
Other	(1)	(21)	(14)

Total	$(6)	$(80)	$(98)

Realized Investment Gains and Losses

In 2004, the company recorded $87 million in net realized investment gains, primarily due to the sale of equity holdings, compared with $30 million in 2003 and $8 million in 2002. The company buys and sells securities on an ongoing basis to help achieve its portfolio objectives. Although the company prefers to hold fixed-income securities until maturity, a decision to sell reflects management’s perception of a change in the underlying fundamentals of the security and preference to allocate those funds to investments that more closely meet the established parameters for long-term stability and growth. Management’s opinion that a security fundamentally no longer meets the company’s investment expectations may reflect a loss of confidence in the issuer’s management, a change in underlying risk factors (such as political risk, regulatory risk, sector risk or credit risk), or a recovery from a previously impaired value. In 2004 and 2003, the company sold fixed-income securities that it deemed to have limited upside potential.

During 2004, the company sold $356 million in equity holdings as part of a program to support the financial strength ratings of its property casualty insurance operations (see Item 1, Financial Strength Ratings, Page 7, for discussion of this program). Holdings to be sold were selected primarily based on the investment committee and management’s belief that these securities would have a lower dividend growth rate over the next several years when compared with other holdings in the portfolio. Management also considered the potential tax effect of any unrealized gains. Partial sales of holdings that were over $100 million in assets at year-end 2003 contributed $311 million. As a result, the company now has 14 holdings over $100 million compared with 15 a year ago. Sales of smaller holdings that the company often uses as trading vehicles or had already targeted for sale contributed the remainder of the $356 million. The company also realized $21 million in gains from the sale of previously impaired securities.

Change in the Valuation of Embedded Derivatives

In 2004, the company recorded $10 million in fair value increases compared with $9 million in fair value increases in 2003 and $4 million in fair value declines in 2002 due to the application of SFAS No. 133, which requires measurement of the fluctuations in the value of the embedded derivative features in selected convertible securities. See Item 8, Note 1 to the Consolidated Financial Statements, Page 76, for details on the accounting for convertible security embedded options.

Investments Outlook

Management believes that it will achieve pretax investment income growth of 5 percent to 6 percent in 2005 as a result of the anticipated growth in dividend income, the potential rise in interest rates, strong cash flow from insurance operations and the higher-than-normal allocation of new cash flow to fixed-income securities. While management does not forecast realized investment gains and losses, it believes that impairment charges in 2005 will be minimal. Every security in the portfolio was trading at or above 75 percent of book value at December 31, 2004. Management believes impairments should be limited to securities marked to market because they have been identified for sale, or those where issuer-specific events cause sharp declines in market value with little or no warning.

The company’s asset impairment committee continues to monitor the investment portfolio. The company also is awaiting the Financial Accounting Standard Board’s final decision regarding EITF 03-1 (see Item 8, Note 1, Recent Accounting Pronouncements, Page 79). Until that decision is announced, the company is unable to estimate the impact of adoption of the standard on its recognition of other-than-temporary impairment losses. The company’s current asset impairment policy is discussed in Critical Accounting Policies and Estimates, Asset Impairment, Page 27. The company believes that the committee’s ongoing reviews help to minimize the effect of changes in interest rates that may negatively change the value of the company’s holdings.

2004 10-K Page 49

Other

Other income of the insurance subsidiaries, parent company operations and non-investment operations of CFC Investment Company and CinFin Capital Management Company resulted in $8 million in revenues in 2004 compared with $7 million in 2003 and $14 million in 2002. Losses before income taxes of $37 million in 2004, $38 million and $32 million recorded in 2004, 2003 and 2002, respectively, were primarily due to interest expense from debt of the parent company.

Taxes

Income tax expense was $216 million in 2004 compared with $106 million in 2003 and $41 million in 2002. The effective tax rate for 2004 was 27.0 percent compared with 22.0 percent in 2003 and 14.8 percent in 2002. In addition to a rise in underwriting profits, the higher tax rate reflected the higher level of capital gains, which are taxed at a 35 percent rate, compared with capital losses in 2003.

The company pursues a strategy of investing some portion of cash flow in tax-advantaged fixed maturities and equity securities to minimize its overall tax liability and maximize after-tax earnings. See Item 8, Note 10 to the Consolidated Financial Statements, Page 84, for detail regarding the company’s effective income tax rate.

2004 10-K Page 50

Liquidity and Capital Resources

Cash Flow

OVERVIEW

Liquidity is a measure of the company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of business obligations.

The parent company’s cash requirements include general operating expenses, interest payments on its long- and short-term debt, dividends to shareholders and common stock repurchases. The parent company’s primary means of meeting its liquidity requirements are dividends and borrowings from its insurance subsidiary and investment income from its investment portfolio. The company’s access to the capital markets and short-term bank borrowing also provide other potential sources of liquidity.

The property casualty and life insurance operations’ short-term cash needs primarily consist of paying insurance loss and loss expenses as well as ongoing operating expenses and payments of dividends to the parent company. Historically, those needs have been met through underwriting cash flow and investment income. Although the company has never sold investments to pay claims, the sale of investments would provide an additional source of liquidity, if required. After satisfying short-term cash requirements, excess cash flows from underwriting are invested in fixed-income and equity securities in the insurance subsidiaries, leading to the potential for increases in future investment income and realized gains.

As described in Item 1, Regulations, Page 15, and Item 8, Note 8 to the Consolidated Financial Statements, Page 83, dividends paid to the parent company by its insurance subsidiary are restricted by Ohio regulatory requirements. Further, management intends for all insurance subsidiaries to maintain their superior financial strength ratings, which may constrain their dividend-paying capacity. In 2004, 2003 and 2002, the company’s insurance subsidiary declared ordinary dividends of $175 million, $50 million and $100 million, respectively, to the parent company. The subsidiary can pay up to $588 million in ordinary dividends to the parent company in 2005 without approval from the Ohio Department of Insurance.

Cash Flows from Operating Activities

Operating activities are conducted primarily by the property casualty and life insurance companies. Underwriting generates positive cash flows because cash from premium payments generally is received in advance of cash payments required to settle claims. The increase in the positive cash flow from operating activities generated in each of the past three years resulted from the improvement in the results of operations discussed above.

The following table summarizes cash flow of the insurance subsidiary (direct method):

	Years ended December 31,
(In millions)	2004	2003	2002

Premiums collected	$3,055	$2,771	$2,511
Loss and loss expenses paid	1,543	1,540	1,357
Commissions and other underwriting expenses paid	881	759	713

Insurance subsidiary cash flow from underwriting	631	472	441
Investment income received	362	332	316

Insurance subsidiary operating cash flow	$993	$804	$757

Premiums collected have risen over the past three years because of growth in written premiums. Paid losses and related loss expenses accounted for approximately 84 percent, 82 percent and 74 percent of property casualty and life insurance losses and policyholder benefits incurred in 2004, 2003 and 2002, respectively.

Cash Flows from Investing Activities

Excess cash flows from underwriting, investment and other corporate activities are invested in fixed-income and equity securities on an ongoing basis to help achieve the company’s portfolio objectives. See Item 1, Investments Segment, Page 13, for a discussion of the company’s investment strategy, portfolio allocation and quality.

Disposition of investments occurs for a number of reasons (See Item 8, Consolidated Statements of Cash Flows, Page 75):

•	Sales of fixed maturities investments. Although the company prefers to hold fixed-income securities until maturity, a decision to sell or to reduce a holding reflects management’s perception of a change in the underlying fundamentals of the security and preference to allocate those funds to investments that more closely meet the established parameters for long-term stability and growth. In 2004 and 2003, sales of fixed-income securities rose as the company sold securities that it deemed to have limited upside potential.

2004 10-K Page 51

•	Call or maturity of fixed maturity investments. Calls of U.S. agency paper in 2004 and 2003 were the primary reason for the increase in calls and maturities of fixed maturity investments. The company has purchased U.S. agency paper with higher coupons and shorter call protection features.

•	Sales of equity securities investments. Sales of equity securities rose in 2004 due to the sale of $356 million in equity holdings (see Investments Results of Operations, Page 47, for a discussion of equity sales in 2004).

Purchases of investments reflected the company’s historical portfolio allocation strategy through the first quarter of 2004:

•	Purchases of fixed maturities investments. Purchases of fixed-income securities rose significantly in 2004 as the company allocated a higher percentage of new investment dollars to fixed-income investments in the second half of the year and used proceeds from the call of U.S. agency paper to purchase new fixed-income investments (see Item 1, Financial Strength Ratings, Page 7, and Item 1, Investments Segment, Page 13, for discussion of the investment strategy and portfolio allocation.).

•	Purchases of equity securities investments. Due to the allocation of a higher percentage of new investment dollars to fixed-income investments, equity securities purchases in 2004 were below the level of 2003 and 2002. Management anticipates resuming equity securities investments in 2005 to help achieve its portfolio objectives.

Cash Flows from Financing Activities

Cash flows from financing activities generally reflect parent company actions:

•	Dividends to shareholders – Over the past 10 years, the company has paid an average of 43 percent of net income as dividends, with the remaining 57 percent available to reinvest for future growth and for share repurchases. The ability of the company to continue paying cash dividends is subject to factors the board of directors may deem relevant.

In February 2005, the board of directors authorized a 10.9 percent increase in the regular quarterly cash dividend to an indicated annual rate of $1.22 per share and also authorized a 5 percent stock dividend payable April 26, 2005. The board indicated that it intended to maintain the new quarterly cash dividend on the higher number of shares outstanding following the stock dividend, resulting in a 15.0 percent increase in the total indicated annual rate.

In January 2004, the board of directors authorized a 10.0 percent increase in the regular quarterly cash dividend to an indicated annual rate of $1.10 per share and also authorized a 5 percent stock dividend payable June 15, 2004, maintaining the increased quarterly cash dividend on the new shares. This resulted in a 16.1 percent increase in the total indicated annual rate. In 2003, the indicated annual rate rose 10.8 percent.

•	Common stock repurchase - The Cincinnati Financial board believes that stock repurchases can help fulfill the company’s commitment to enhancing shareholder value. Consequently, the company’s board has authorized the repurchase of outstanding shares.

Common stock repurchases for treasury have continued at a steady pace over the last several years and occur when management believes that stock prices on the open market are favorable for such repurchases. At a minimum, the company would expect the repurchase to offset dilution of option exercises. In 2004, the company repurchased 1,571,800 shares at a total cost of $66 million (see Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Page 19 for information regarding the repurchase activity). Shares repurchased under the current board authorization total 13.3 million, at a total cost to the company of $481 million. At December 31, 2004, 3.7 million shares remained authorized for repurchase. Share repurchase amounts are not adjusted for stock dividends.

•	Senior notes – On November 1, 2004, the company issued $375 million aggregate principal amount of 6.125% senior notes due 2034, generating net proceeds of $368 million. The company used $183 million of the proceeds to pay off two short-term lines of credit. The remaining proceeds will be used for general corporate purposes and to finance the construction beginning in 2005 of an estimated $100 million office building and parking garage to be situated at the headquarters located in Fairfield.

Assets

Overview

At December 31, 2004, the investment portfolio made up 78.5 percent of total assets compared with 80.3 percent at December 31, 2003. At December 31, 2004, the remainder consisted primarily of other invested assets (0.2 percent), premium receivables (6.9 percent), reinsurance receivables (4.2 percent), deferred acquisition costs (2.5 percent) and separate accounts (3.0 percent). These percentages have remained relatively constant over the last few years.

2004 10-K Page 52

Total assets increased 3.9 percent, or $598 million, to $16.107 billion at year-end 2004. The increase primarily reflected:

•	$215 million increase in cash due to strong cash flow in 2004.

•	$190 million increase in investment portfolio assets as discussed below.

•	$59 million increase in premiums receivables and $28 million increase in deferred policy acquisition costs due to the higher premium volume.

•	$57 million increase in reinsurance recoverables primarily due to business growth and record catastrophe losses in 2004. As discussed under Item 1, Reinsurance, Page 6, the company’s working reinsurance treaties are with highly rated and financially strong reinsurers and the company has experienced no collection or aging problems with the property casualty or life reinsurance receivables. See USAIG Pool Participation, Page 54, for a discussion of that reinsurance recoverable.

•	$14 million increase in separate accounts primarily due to market appreciation of assets held and reinvestment of income as discussed in Critical Accounting Policies and Estimates, Separate Accounts, Page 29.

Investment Portfolio

The market value of the company’s investment portfolio was $12.639 billion and $12.449 billion at year-end 2004 and 2003, respectively.

Insurance regulatory and statutory requirements designed to protect policyholders from investment risk influence the company’s investment decisions on an individual insurance company basis. Cash generated from insurance operations is invested almost entirely in five classes of assets evaluated for yield and risk prior to purchase (see Item 1, Investments Segment, Page 13, for a discussion of the five classes of assets). In 2004, the company temporarily changed the allocation of new property casualty portfolio investments to reduce the ratio of common stock to statutory surplus. The property casualty portfolio maintained that ratio below 100 percent throughout the 1990s (see Item 1, Financial Strength Ratings, Page 7, for additional information). The ratio of common stock to statutory surplus for the property casualty insurance group portfolio was 103.5 percent at year-end 2004 compared with 114.7 percent at year-end 2003.

On August 26, 2004, the company announced it transferred approximately 31.8 million shares of Fifth Third common stock to The Cincinnati Insurance Company, Cincinnati Financial Corporation’s insurance subsidiary, from the parent company. This action was related to the June 28, 2004, application to the SEC seeking exemptive relief under the Investment Company Act of 1940 (see Item 1, Regulation, Page 15, for more detail regarding the holding company’s status under the Investment Company Act). The transfer was authorized by Cincinnati Financial’s board of directors on August 13, 2004, and approved by the Ohio Department of Insurance on August 24, 2004.

While the transfer raised The Cincinnati Insurance Company’s surplus, the action was not a means to accelerate growth or strengthen loss reserves. Rather, it allowed the company to retain the financial flexibility that continues to support its high financial strength ratings. At December 31, 2004, statutory surplus for the property casualty insurance group was $4.191 billion compared with $2.783 billion at December 31, 2003.

Management anticipates continuing the temporary allocation of nearly 100 percent of cash flow available for investment to fixed-income and convertible security purchases until mid-2005. Over the longer term, the company anticipates continuing to invest in equity securities to help achieve its portfolio objectives.

The company’s portfolio investments are primarily in publicly traded fixed-income and equity and equity-linked securities, classified as available for sale in the accompanying financial statements. Valuations of all of the company’s investments are based on either listed prices or data provided by FT Interactive Data, an outside resource that supplies global securities pricing. Changes in the fair value of these securities, based on the listed prices or information from FT Interactive Data, are reported on the company’s balance sheet in other comprehensive income, net of tax. Fixed maturities (fixed-income bonds and notes) and equity and equity-linked securities (common and preferred stocks) are classified as available for sale and recorded at fair value in the financial statements.

At December 31, 2004, the company’s portfolio of fixed-income securities had a weighted average yield-to-book of 5.8 percent, a weighted average maturity of 9.4 years and a weighted average modified duration to maturity of 6.9 years. At December 31, 2003, the company’s portfolio of fixed-income securities had a weighted average yield-to-book value of 6.6 percent, a weighted average maturity of 9.5 years and a weighted average modified duration to maturity of 6.7 years. The decline in the yield-to-book was due to lower prevailing interest rates as well as the company’s’ focus on tax-exempt municipal bonds, which have a lower gross yield. The average maturity of the fixed-income portfolio declined slightly because of the company’s focus on the intermediate portion of the yield curve and the purchase of approximately $100 million in short-term bonds to fund estimated construction payments for the headquarters expansion.

The average duration to maturity increased slightly as lower coupon levels offset shorter maturities (see Item 1, Investments Segment, Page 13, for additional discussion of the fixed-income portfolio). Modified duration can be defined as the average maturity of all bond payments, where each payment is weighted by its value. In the fixed-income

2004 10-K Page 53

market, duration is used to measure the sensitivity of an asset price to movements in yields. See Item 8, Note 2 to the Consolidated Financial Statements, Page 80, for additional information regarding the maturity of the company’s fixed-income portfolio.

Over the past several years, the company has invested a higher portion of available funds in U.S. agency paper and insured municipal bonds, resulting in a significant rise in the percentage of the portfolio rated A and above based on fair value (market value). The majority of non-rated securities are tax-exempt municipal bonds from smaller municipalities that chose not to pursue a credit rating. Credit ratings as of December 31, 2004 and 2003, for the company’s fixed income portfolio were:

	2004		2003
	Fair	Percent	Fair	Percent
(Dollars in millions)	value	to total	value	to total

Moody’s Ratings
Aaa, Aa, A	$3,101	60.3%	$2,007	47.4%
Baa	1,069	20.8	1,028	24.3
Ba	363	7.1	411	9.7
B	125	2.4	224	5.3
Caa	23	0.5	68	1.6
Ca	11	0.2	19	0.4
C	0	0.0	2	0.1
Non-rated	449	8.7	473	11.2

Total	$5,141	100.0%	$4,232	100.0%

Standard & Poor’s Ratings
AAA, AA, A	$2,865	55.7%	$1,935	45.7%
BBB	1,095	21.3	1,084	25.6
BB	340	6.6	391	9.2
B	154	3.0	232	5.5
CCC	5	0.1	59	1.4
CC	11	0.2	3	0.1
D	4	0.1	7	0.2
Non-rated	667	13.0	521	12.3

Total	$5,141	100.0%	$4,232	100.0%

Similar to the equity portfolio, the fixed-income portfolio is concentrated in the financials sector, including banks, brokerage, finance and investment and insurance companies. Management leverages its familiarity with this sector in its fixed-income portfolio. The financials sector represented 15.7 percent and 16.1 percent, respectively, of book value and market value of the overall fixed-income portfolio at December 31, 2004, compared with 16.7 percent and 17.1 percent of book value and market value at December 31, 2003. Approximately 85.3 percent of the market value of financials sector holdings were investment-grade corporate bonds at year-end 2004 compared with 82.2 percent at year-end 2003. No other industry accounts for more than 10 percent of the fixed-income portfolio.

USAIG Pool Participation

At December 31, 2004, $260 million, or 38.2 percent, of total reinsurance receivables, compared with $324 million, or 52.3 percent, at December 31, 2003, related to the company’s participation in USAIG, a joint underwriting association of individual insurance companies that collectively function as a worldwide insurance market for all types of aviation and aerospace accounts. The reinsurance receivable primarily relates to September 11, 2001, events. The decline in 2004 was due to a partial reduction in those loss reserves.

Due to the company’s participation in USAIG for policy years 2001 and prior, The Cincinnati Insurance Company was named as the designated insurer for American Airlines’ policy year 2000 business. Reinsurance recoverables resulting from all American Airlines accidents during that year were recorded on The Cincinnati Insurance Companies’ 2001 financial statements. Management expects to recover 100 percent of the reinsurance recoverables associated with the USAIG participation although it is impossible to estimate the timeframe for recovery due to the complex nature of aviation and aerospace insurance. More than 99 percent of the reinsurance recoverables associated with USAIG are backed by securities on deposit. The company no longer participates in new business generated by USAIG and its members.

Liabilities

Overview

At December 31, 2004, insurance reserves were 48.1 percent of total liabilities compared with 47.7 percent at December 31, 2003. At December 31, 2004, the remainder of liabilities consisted primarily of unearned premiums (15.6 percent), deferred income tax (18.6 percent) and long- and short-term debt (8.0 percent).

2004 10-K Page 54

Total liabilities increased 5.9 percent, or $553 million, to $9.858 billion at December 31, 2004 from $9.305 billion at December 31, 2003. The increase primarily reflected:

•	$303 million increase in insurance reserves as discussed below. The company does not discount its property casualty reserves.

•	$93 million increase in unearned premiums due to higher premium volume.

•	$371 million increase in long-term debt as discussed below.

Offsetting the increases were a $183 million decline in notes payable and a $115 million decline in deferred income tax liability, primarily reflecting lower unrealized gains in the investment portfolio.

Property Casualty Reserve Levels

At year-end 2004, the total reserve balance, net of reinsurance, was $2.977 billion, compared with $2.845 billion at year-end 2003 and $2.608 billion at year-end 2002 (see Item 8, Note 4 to the Consolidated Financial Statements, Page 82, for a reconciliation of property casualty reserve balances with the loss and loss expense liability on the balance sheet). The reserves reflected in the financial statements are management’s most accurate estimation.

The outside actuary’s range for adequate statutory reserves, net of reinsurance, was $2.794 billion to $3.032 billion for 2004; $2.696 billion to $2.906 billion for 2003; and $2.492 billion to $2.674 billion for 2002. The assumptions used to establish the recommended ranges were consistent with the actuary’s practices. Historically, the company has established reserves in the upper half of the actuary’s range, as discussed in Critical Accounting Policies, Loss and Loss Expense Reserves, Page 25.

In addition to management’s conclusions regarding adequate reserve levels, other factors that have affected reserve levels over the past three years included:

•	Increases in coverage in force in selected business lines

•	New business

•	Higher initial case reserves on liability claims

•	Judicial decisions and mass tort claims

•	Loss cost inflation in selected lines

The types of coverages the company offers and the risk levels retained have a direct influence on the development of claims. Specifically, claims that develop quickly and have lower risk retention levels generally are more predictable.

As discussed in Commercial Lines Segment Reserves, Page 56, management’s decision to re-underwrite the commercial lines book of business beginning in 2000, including non-renewing certain policyholders due to risk levels, and increasing rates to better reflect exposure levels, has already resulted in improved profitability. Management believes the program is leading to a lower risk profile for the overall commercial lines segment, which should contribute to favorable loss reserve trends.

As discussed in Personal Lines Segment Reserves, Page 58, management is seeking to improve its personal lines segment performance, in particular the homeowner business line, partially by reducing risk exposure through changes in policy terms and conditions. Management does not expect its actions in personal lines to have a material impact on loss reserve trends, largely due to the relatively short-tail nature of homeowner claims.

In 2003 and 2004, $70 million in reserves were released following the November 2003 Ohio Supreme Court’s limiting of its 1999 Scott-Pontzer v. Liberty Mutual decision. The reserve releases were primarily made in the commercial auto and other liability business lines. As background, the Ohio Supreme Court’s 1999 decision in Scott-Pontzer greatly increased the exposure on commercial auto insurance policies. That ruling extended Ohio businesses’ uninsured motorist/underinsured motorist coverage in force over the preceding 15 years to their employees when they were not working and to the employees’ resident family members. It contributed to changes in policy wording for UM/UIM coverage. Additionally, the same court’s 2000 decision in Linko v. Indemnity effectively caused insurers to extend UM/UIM coverage, at the newly increased level of exposure, to every auto insurance policy in Ohio at no additional premium. The two court rulings affected all auto insurers in the state. Between 1999 and December 2003, the company had established case and IBNR reserves for past UM/UIM losses on the basis of the 1999 and 2000 decisions. In the November 2003 decision to limit the Scott-Pontzer decision, the court ruled that an employer’s commercial automobile insurance policy only covers injured employees and only when the accident happens in the course and scope of their employment.

Following the fourth-quarter 2003 reserve review, reserve levels were modified to reflect management’s assessment that mold claims behaved similar to asbestos and environmental claims, and reserves for these claims should be estimated using similar methods. These changes have been seen predominately in the commercial multi-peril business line. Management expects that mold exclusions added to the company’s commercial policies beginning in 2003 will mitigate this issue after 2006.

2004 10-K Page 55

Further, beginning in 2003, reserve levels reflected the need to establish higher expense reserves because of the rise in litigation costs due to larger and more complex claims. These changes have been seen predominately in commercial multi-peril and other liability business lines.

Beginning in 2002, management’s conclusions regarding reserve levels for all business lines reflected refinement of the manner in which the value of future salvage and subrogation for claims already incurred were estimated.

Also in 2002, management increased IBNR reserves because of higher than expected paid and/or reported development in workers compensation, commercial multi-peril and other liability business lines for accident years 1999 through 2001.

Asbestos and Environmental Reserves

Management believes that the company’s asbestos and environment reserves, including mold reserves, are adequate at this time and that these coverage areas are immaterial to the company’s financial position due to the types of accounts the company has insured in the past.

Loss and loss expenses incurred for all asbestos and environmental claims were $41 million, or 2.4 percent of total loss and loss expenses in 2004, compared with $28 million, or 1.6 percent, in 2003, and $37 million, or 2.2 percent, in 2002. The increase in 2004 was primarily due to mold claims.

Net reserves for all asbestos and environmental claims were increased to $135 million in 2004 compared with $105 million in 2003 and $88 million in 2002. Net reserves for all asbestos and environmental claims were 4.5 percent, 3.7 percent and 3.4 percent of total reserves, in 2004, 2003 and 2002, respectively.

Commercial accounts generally were written by the company after the development of coverage forms that exclude asbestos cleanup costs. The company believes its exposure to risks associated with past production and/or installation of asbestos materials is minimal because the company was primarily a personal lines company when most of the asbestos exposure occurred. The commercial coverage the company did offer was predominantly related to local-market construction activity rather than asbestos manufacturing. Further, over the past three years, to limit its exposure to mold and other environmental risks going forward, the company has revised policy terms where permitted by state regulation.

Commercial Lines Segment Reserves

For the business lines in the commercial lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves:

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At December 31, 2004
Commercial multi-peril	$465	$123	$227	$815	27.0%
Workers compensation	258	278	75	611	20.3
Commercial auto	254	58	64	376	12.5
Other liability	288	377	111	776	25.7
All other lines of business	289	19	130	438	14.5

Total	$1,554	$855	$607	$3,016	100.0%

At December 31, 2003
Commercial multi-peril	$419	$82	$204	$705	24.0%
Workers compensation	240	255	68	563	19.2
Commercial auto	260	66	59	385	13.1
Other liability	284	382	108	774	26.4
All other lines of business	356	13	137	506	17.3

Total	$1,559	$798	$576	$2,933	100.0%

As a result of underwriting actions taken since 2000 and a generally favorable insurance marketplace, the commercial lines segment has been able to obtain higher premium per exposure. As a result, profitability has improved due to higher revenue on stable loss and loss expenses.

2004 10-K Page 56

The following table provides the amounts of net reserve changes made over the past three years by commercial line of business and accident year:

	Commercial	Workers	Commercial	Other
(Dollars in millions)	multi-peril	compensation	auto	liability

As of December 31, 2004
Accident year:
2003	$(5)	$5	$11	$36
2002	2	(1)	10	41
2001	5	(6)	4	27
2000	4	(3)	4	13
1999	0	(2)	7	2
1998	1	(1)	3	0
1997 and prior	(11)	(7)	8	12

Redundancy/(deficiency)	$(4)	$(15)	$47	$131

Reserves as originally estimated	$691	$514	$381	$635
Reserves re-estimated as of December 31, 2004	695	529	334	504

Redundancy/(deficiency)	$(4)	$(15)	$47	$131

Impact on loss and loss expense ratio	(0.6%)	(4.9%)	10.5%	32.5%

As of December 31, 2003
Accident year:
2002	$(3)	$(1)	$11	$36
2001	2	(3)	2	15
2000	(10)	(2)	7	5
1999	5	(1)	11	6
1998	(2)	0	2	3
1997	(2)	(1)	1	5
1996 and prior	(3)	(5)	3	9

Redundancy/(deficiency)	$(13)	$(13)	$37	$79

Reserves as originally estimated	$609	$477	$383	$580
Reserves re-estimated as of December 31, 2003	622	490	346	501

Redundancy/(deficiency)	$(13)	$(13)	$37	$79

Impact on loss and loss expense ratio	(2.0%)	(4.3%)	8.8%	23.0%

As of December 31, 2002
Accident year:
2001	$(10)	$(10)	$13	$15
2000	(6)	(1)	2	9
1999	(1)	0	0	3
1998	8	(1)	(1)	10
1997	0	2	(1)	2
1996	3	0	1	1
1995 and prior	0	1	1	(16)

Redundancy/(deficiency)	$(6)	$(9)	$15	$24

Reserves as originally estimated	$542	$435	$373	$486
Reserves re-estimated as of December 31, 2002	548	444	358	462

Redundancy/(deficiency)	$(6)	$(9)	$15	$24

Impact on loss and loss expense ratio	(1.0%)	(3.1%)	4.0%	8.8%

The overall favorable development recorded in the commercial lines reserves illustrates the potential for revisions inherent in estimating reserves, especially in long-tail lines such as other liability. With the exception of the UM/UIM reserve releases and other significant changes in assumptions discussed above, commercial lines reserve development over the past three years was consistent with:

•	The initiative, begun in 2001, to establish higher initial case reserves on liability claims in the period in which the claim is reported.

•	Higher than expected medical inflation affecting the workers compensation line

•	Settlements that differed from the established case reserves

•	Changes in case reserves based on new information for specific claims or classes of claims

2004 10-K Page 57

•	Differences in the timing of actual settlements compared with the payout patterns assumed in the accident year IBNR reductions

Personal Lines Segment Reserves

For the business lines in the personal lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves:

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At December 31, 2004
Personal auto	$181	$15	$35	$231	46.4%
Homeowners	81	21	23	125	25.1
All other lines of business	57	73	12	142	28.5

Total	$319	$109	$70	$498	100.0%

At December 31, 2003
Personal auto	$175	$16	$33	$224	49.6%
Homeowners	65	13	16	94	20.7
All other lines of business	48	75	12	135	29.7

Total	$288	$104	$61	$453	100.0%

The personal lines segment continues to implement rate increases in an effort to restore profitability. Over the past three years, higher-than-normal catastrophe losses have contributed to the personal lines loss and loss expenses.

2004 10-K Page 58

The following table provides the amounts of net reserve changes made over the past three years by personal line of business and accident year:

	Personal
(Dollars in millions)	auto	Homeowners

As of December 31, 2004
Accident year:
2003	$(9)	$0
2002	(1)	1
2001	3	4
2000	3	1
1999	1	0
1998	1	0
1997 and prior	1	0

Redundancy/(deficiency)	$(1)	$6

Reserves as originally estimated	$224	$89
Reserves re-estimated as of December 31, 2004	225	83

Redundancy/(deficiency)	$(1)	$6

Impact on loss and loss expense ratio	(0.02)%	2.2%

As of December 31, 2003
Accident year:
2002	$(8)	$2
2001	(4)	5
2000	0	0
1999	2	1
1998	0	0
1997	1	0
1996 and prior	0	0

Redundancy/(deficiency)	$(9)	$8

Reserves as originally estimated	$201	$96
Reserves re-estimated as of December 31, 2003	210	88

Redundancy/(deficiency)	$(9)	$8

Impact on loss and loss expense ratio	(2.1)%	3.1%

As of December 31, 2002
Accident year:
2001	$11	$(1)
2000	(1)	2
1999	3	0
1998	4	1
1997	1	0
1996	0	0
1995 and prior	1	0

Redundancy/(deficiency)	$19	$2

Reserves as originally estimated	$210	$81
Reserves re-estimated as of December 31, 2002	191	79

Redundancy/(deficiency)	$19	$2

Impact on loss and loss expense ratio	5.0%	1.1%

The overall favorable development recorded in the personal lines segment reserves illustrates the potential for revisions inherent in estimating reserves. Personal lines reserve development over the past three years was consistent with:

•	Settlements that differed from the established case reserves

•	Changes in case reserves based on new information for specific claims or classes of claims

•	Differences in the timing of actual settlements compared with the payout patterns assumed in the accident year IBNR reductions

Life Insurance Segment Reserves

The company regularly reviews its life insurance business to ensure that any deferred acquisition cost associated with the business is recoverable and that its actuarial liabilities (life insurance segment reserves) make sufficient provision for future benefits and related expenses. In 2004, deferred acquisition costs were written-off and reserves were

2004 10-K Page 59

restated for certain second-to-die policies following a period of losses in this line. In calculating the revised liabilities, the assumed investment yield was reduced to reflect current economic conditions and the termination rate was adjusted in line with actual experience and reinsurance ceded was calculated directly for each life insurance product, rather than averaging reinsurance costs over several product areas.

Long- and Short-term Debt

At December 31, 2004, long-term debt was $791 million compared with $420 million at December 31, 2003.

The company issued $375 million aggregate principal amount of 6.125% senior notes due 2034 on November 1, 2004. The $368 million net proceeds from the offering:

•	Paid off $183 million in short-term debt. A portion of the short-term debt was paid prior to the senior note offering using funds borrowed from the property casualty subsidiary. Proceeds from the offering were used to pay-off that inter-company loan in addition to paying off the outstanding balance on the lines of credit.

•	Will finance the construction of an estimated $100 million office building and parking garage to be situated at the headquarters located in Fairfield beginning in 2005, as announced in August 2004.

•	Are available for general corporate purposes.

The company currently is working to commence an exchange offer with respect to the 6.125% senior notes issued in 2004 under the registration rights agreement entered into in connection with the offering of these notes. Management believes it will meet the timetable for completion of the exchange offer specified in the registration rights agreement. The interest rate of the notes will increase if the company does not comply with certain obligations under the registration rights agreement.

In addition, the company has $420 million aggregate principal amount of 6.9% senior debentures due 2028. Neither note is encumbered by rating triggers. The company has minimized its reliance on debt financing although it utilizes lines of credit to fund short-term cash needs.

As of March 4, 2005, the company’s senior debt was rated aa- by A.M. Best Co., A+ by Fitch Ratings, A2 by Moody’s Investors Services and A by Standard & Poor’s Rating Services. During 2004, A.M. Best and Standard & Poor’s changed their credit ratings for the senior debt due to their firms’ respective notching strategies. Notching is a rating organization standard that places an insurer’s credit rating generally two or three levels below its insurer financial strength rating (see Item 1, Financial Strength Ratings, Page 7, for discussion of the company’s insurer financial strength ratings). Notching recognizes that in the event of financial problems, obligations to policyholders would be paid before obligations to creditors. A.M. Best and Standard & Poor’s moved the senior debt credit ratings closer to their standard notching, although Standard & Poor’s commented that CFC’s rating still was one level higher than is typical because of “the large pool of marketable securities at the holding company.”

During 2004, the company paid-off $183 million of short-term debt. At year-end 2004, the company had one line of credit totaling $75 million with no outstanding balance. There are no financial covenants on the line of credit.

During 2004, the company terminated an interest-rate swap entered into by CFC Investment Company in 2001 as a cash hedge of variable interest payments for certain variable-rate debt obligations ($31 million notional amount) to better match fixed rate lease assets with liabilities having a fixed financing rate. Under this interest-rate swap contract, the company agreed to pay a fixed rate of interest for a seven-year period. The contract was considered to be a hedge against changes in the amount of future cash flows associated with the related interest payments. When the company paid-off the underlying debt, it terminated this agreement at a cost of $2 million, net of tax.

Interest expense on the company’s short- and long-term debt was $38 million (pretax), or 14 cents per share (after tax), in 2004, which excludes interest expense on inter-company debt. Assuming the company had issued the 6.125% senior notes on January 1, 2004, and used the proceeds as indicated, management estimates interest expense would have been $52 million (pretax), or 20 cents per share (after tax), in 2004.

Off-balance Sheet Arrangements

The company had no off-balance sheet arrangements (defined for purposes of applicable SEC rules) at year-end 2004.

Liquidity and Capital Resources Outlook

Management anticipates investing approximately $15 million in key technology initiatives in 2005, primarily for its claims management and commercial lines policy processing systems (see Item 1, Property Casualty Insurance Operations, Page 1, for discussion of the technology initiatives underway). Capitalized development costs related to key technology initiatives totaled $14 million in 2004. These activities are conducted at management’s discretion and no material contractual obligations exist for activities planned as part of these projects. In addition, material commitments for computer hardware and software, including maintenance contracts on hardware and other known obligations, are expected to require approximately $13 million over the next five years.

The construction of an office building and parking garage to be situated at the headquarters located in Fairfield is expected to require approximately $100 million over a four-year period. On January 6, 2005, the company entered into a cost-plus contract with Messer Construction Co. for design-build services in connection with the project. The company

2004 10-K Page 60

currently is working with Messer on design modifications that will be used to determine the final project cost. Construction preparation began in the first quarter of 2005 with completion estimated by September 2008.

At December 31, 2004, the company estimated its future contractual obligations as follows:

		Payment due by period
	Within	Years	Years	More than
(In millions)	1 year	2-3	4-5	5 years	Total

Contractual obligations:
Net property casualty loss and loss expense reserves	$1,013	$1,077	$428	$459	$2,977
Net life loss expense reserves	7	0	0	0	7
Headquarters building expansion	21	53	26	0	100
Computer hardware and software	7	5	1	1	14
Annuitization obligations	23	74	50	36	183
Long-term debt	0	0	0	795	795
Interest on long-term debt	52	104	104	1,099	1,359
Other invested assets	2	4	1	0	7

Total	$1,125	$1,317	$610	$2,390	$5,442

Estimated material commitments for net property casualty loss and loss expense reserves represented approximately 55 percent of the estimated contractual obligations as of December 31, 2004. The company directs its staff to settle claims and pay losses as quickly as practical and made $1.621 billion in net claim payments during 2004. As of December 31, 2004, the company had net property casualty reserves of $2.977 billion, reflecting $1.522 billion in unpaid amounts on reported claims (case reserves), $634 million in loss expense reserves and $821 million in estimates of IBNR claims. The specific amounts and timing of obligations related to case reserves and related loss expenses are not set contractually. The amounts and timing of obligations for IBNR claims and related loss expenses are unknown.

Nonetheless, based on cumulative property casualty claims paid over the last ten years, the company anticipates that approximately 34 percent of property casualty reserves will be paid within one year, an additional 36 percent between one and three years, 14 percent between three and five years, and 16 percent in more than five years. While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimate of contractual obligations.

The historic pattern of using premium receipts for the payment of loss and loss expenses has enabled the company to extend slightly the maturities of the investment portfolio beyond the estimated settlement date of the loss reserves. The effective duration to maturity of the company’s fixed-income portfolio was 6.9 years at December 31, 2004. By contrast, at December 31, 2004, the duration of the company’s loss and loss expense reserves was 3.0 years and the duration of all liabilities was 2.7 years. Management believes this difference in duration does not affect the company’s ability to meet its current obligations because cash flow from operations is sufficient to meet these obligations. In addition, the company’s investment strategy has led to substantial unrealized gains from holdings in equity securities. These equity holdings could be liquidated to meet higher than anticipated loss and loss expenses.

Management believes that the insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen circumstances such as catastrophe losses, reinsurer insolvencies, changes in the timing of claims payments, increases in claims severity, reserve deficiencies or inadequate premium rates. Management believes catastrophic events are the most likely cause of an unexpected rise in claims severity or frequency.

Management believes the effect on future liquidity of these items may be offset by:

•	Reinsurance – The company’s property catastrophe reinsurance program mitigates the liquidity risk of an unexpected rise in claims severity or frequency due to a catastrophic event. The company’s current catastrophe reinsurance treaties provide coverage for gross losses up to $500 million (see Item 1, Reinsurance, Page 6, for a summary of the company’s reinsurance agreements). Under the terms of the catastrophe reinsurance treaties, the company retains the first $25 million in losses, 40 percent of the next $20 million in losses and 5 percent of losses from $45 million to $500 million, resulting in a maximum cash outlay of $56 million for gross losses up to $500 million. The company’s reinsurance treaties are with highly rated firms with which the company has done business for a number of years. Reinsurance does not relieve the company of its obligation to pay covered claims. The financial strength of the company’s reinsurers is important because the company’s ability to recover for losses under one of the reinsurance agreements depends on the financial viability of the reinsurer.

•	Financial strength — As discussed above, the company anticipates that approximately 34 percent of property casualty insurance reserves will be paid within one year, an additional 36 percent between one and three years, 14 percent between three and five years, and 16 percent in more than five years. These timings are based on cumulative property casualty claims paid over the last 10 years. While management believes that historical

2004 10-K Page 61

performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimate of contractual obligations. Management believes that it could meet its obligations under a significant and unexpected change in the timing of these payments because of the liquidity of the company’s invested assets, strong financial position and access to lines of credit.

•	Financial resources – On August 26, 2004, the company announced that Cincinnati Financial Corporation transferred approximately 31.8 million shares of Fifth Third common stock to The Cincinnati Insurance Company, the property casualty insurance subsidiary. This action was related to the company’s June 28, 2004, application to the SEC seeking exemptive relief under the Investment Company Act of 1940. The transfer was authorized by Cincinnati Financial’s board of directors on August 13, 2004, and approved by the Ohio Department of Insurance on August 24, 2004.

The asset transfer resolved the holding company’s current status under the Investment Company Act. See Item 1, Regulation, Page 15, for discussion of the risks associated with the application for exemptive relief.

If it were to be determined that the company was an unregistered investment company before the asset transfer, Cincinnati Financial could be unable to enforce contracts undertaken with third parties during the period that it was an unregistered investment company. Third parties could seek to rescind transactions undertaken with Cincinnati Financial during that period. As a result, it could be determined that holders of Cincinnati Financial’s $420 million aggregate principal amount of 6.9% Senior Debentures due 2028 have a right to rescind such indebtedness, thereby requiring Cincinnati Financial to immediately repay such amounts. However, equitable considerations set forth in the Investment Company Act could support the company’s right to enforce contracts and could limit or prevent third-parties’ ability to rescind a transaction. However, Cincinnati Financial currently has available sufficient assets or could access the capital markets to fund such repayment and believes that its assets are adequate to meet its short- and long-term obligations. In the event the company chose to access the capital markets, current market conditions would dictate the rate on new debt, which could be higher than the 6.9 percent currently paid on the debt.

Shareholders’ Equity

Overview

Total shareholders’ equity was 38.8 percent and 40.0 percent of total assets at year-end 2004 and 2003, respectively.

As a long-term investor, the company has followed a buy-and-hold strategy for more than 40 years. A significant amount of unrealized appreciation on equity investments has been generated as a result of this policy. Unrealized appreciation on equity investments, before deferred income taxes, was $5.553 billion and $6.001 billion at year-end 2004 and 2003, respectively. On an after-tax basis, it constituted 57.8 percent of total shareholders’ equity at year-end 2004.

Unrealized gains in the investment portfolio (accumulated other comprehensive income) from long-term appreciation and investment of cash flows have resulted in year-end 2004 shareholders’ equity of $6.249 billion. Investments at the parent company give management flexibility to support its capitalization policies for the subsidiaries, improve the ability of the insurance companies to write additional premiums and maintain high ratings.

	Years ended December 31,
(In millions)	2004	2003	2002

Common stock, paid-in-capital less treasury stock	$405	$134	$183
Retained earnings	2,057	1,986	1,772
Accumulated other comprehensive income	3,787	4,084	3,643

Total	$6,249	$6,204	$5,598

Comprehensive Income

During the years ended December 31, 2004, 2003 and 2002, the company had realized investment gains before taxes of $147 million, $81 million and $58 million offset by realized investment losses of $56 million, $122 million and $152 million, respectively. At December 31, 2004, unrealized investment gains before taxes totaled $5.857 billion and unrealized investment losses in the investment portfolio amounted to $17 million. The unrealized appreciation was primarily due to the company’s holdings in Fifth Third (Nasdaq:FITB) and Alltel Corporation (NYSE:AT) common stock.

2004 10-K Page 62

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Introduction

Market risk is the potential for a decrease in securities value resulting from broad yet uncontrollable forces such as: inflation, economic growth, interest rates, world political conditions or other widespread unpredictable events. It is comprised of many individual risks that, when combined, create a macroeconomic impact. The company accepts and manages risks in the investment portfolio as part of the means of achieving portfolio objectives. Some of the risks are:

•	Political – the potential for a decrease in market value due to the real or perceived impact of governmental policies or conditions

•	Regulatory – the potential for a decrease in market value due to the impact of legislative proposals or changes in laws or regulations

•	Economic – the potential for a decrease in value due to changes in general economic factors (recession, inflation, deflation, etc.)

•	Revaluation – the potential for a decrease in market value due to a change in relative value (change in market multiple) of the market brought on by general economic factors

•	Interest-rate – the potential for a decrease in market value of a security or portfolio due to its sensitivity to changes (increases or decreases) in the general level of interest rates

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

Risks associated with the five asset classes described in Item 1, Investments Segment, Page 13, can be summarized as follows

(H – high, A – average, L – low):

	Investment-grade	High-yield	Tax-exempt	Common	Convertible
	corporate bonds	corporate bonds	municipal bonds	stocks	securities

Political	A	A	H	A	A
Regulatory	A	A	A	A	A
Economic	A	H	A	H	H
Revaluation	A	H	A	H	A
Interest rate	H	A	H	A	A
Fraud	A	A	L	A	A
Credit	A	H	L	A	A
Default	L	H	L	A	A

Fixed-income Securities

For investment-grade corporate bonds, the inverse relationship between interest rates and bond prices leads to falling bond values during periods of increasing interest rates. Although the potential for a worsening financial condition, and ultimately default, does exist with investment-grade corporate bonds, their higher-quality financial profiles make credit risk less of a concern than for lower-quality investments. The company addresses this risk by consistently investing

2004 10-K Page 63

within a particular maturity range, which has, over the years, provided the portfolio with a laddered maturity schedule, which management believes is less subject to large swings in value due to interest rate changes. While a single maturity range may see values drop due to general interest rate levels, other maturity ranges will be less affected by those changes. Additionally, purchases are spread across a wide spectrum of industries and companies, diversifying the company’s holdings and minimizing the impact of specific industries or companies with greater sensitivities to interest rate fluctuations.

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

The final, less significant risk is a small exposure to credit risk for a portion of the tax-exempt portfolio that has support from corporate entities. Examples are bonds insured by corporate bond insurers or bonds with interest payments made by a corporate entity through a municipal conduit/authority. While decisions regarding these investments primarily consider the underlying municipal situation, the existence of third-party insurance reduces risk in the event of default. In circumstances in which the municipality is unable to meet its obligations, risk would be increased if the insuring entity were experiencing financial duress. Because of the company’s diverse exposure and selection of higher-rated entities with strong financial profiles, the company does not believe this is a material concern.

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

The company measures modified duration to both the call date and maturity. The table below summarizes modified duration and shows the effect of hypothetical changes in interest rates on the market value of the fixed-income portfolio under both modified duration scenarios:

	Market value	Modified duration to maturity		Modified duration to call
	of fixed	100 basis	100 basis	100 basis	100 basis
	income bond	point spread	point spread	point spread	point spread
(In millions)	portfolio	decrease	increase	decrease	increase

At December 31, 2004	$5,141	$5,516	$4,766	$5,397	$4,885

At December 31, 2003	$4,232	$4,553	$3,912	$4,458	$4,007

The duration to maturity of the company’s bond portfolio is currently 6.9 years and the duration to maturity of the redeemable preferred portfolio is currently 8.9 years. A 100 basis-point movement in interest rates would result in an approximately 7.3 percent change in the market value of the combined portfolios. Generally speaking, the higher a bond’s rating, the more directly correlated movements in its market value will be to changes in the general level of interest rates. Therefore, the municipal bond portfolio is more likely to respond to a changing interest rate scenario. The company’s U.S. agency paper portfolio, because it generally has very little call protection, has a low duration and would not be expected to be as responsive to rate movements. Lower investment grade and high-yield corporate bond values are driven by credit spreads, as well as their durations, in response to interest rate movements.

2004 10-K Page 64

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

At December 31, 2004, the company held 14 individual equity positions valued at approximately $100 million or above, see Item 1, Investments Segment, Page 13, for additional details on these holdings. These equity positions accounted for approximately 91.5 percent of the unrealized appreciation of the entire portfolio.

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

The company’s investments are heavily weighted toward the financials sector, which represented 65.9 percent of the total market value of the common stock portfolio at December 31, 2004. Financials sector investments typically underperform the overall market during periods when interest rates are expected to rise. Management historically has seen these types of short-term fluctuations in market value of its holdings as potential buying opportunities but is cognizant that a prolonged downturn in this sector could create a long-term negative effect on the portfolio.

While past performance cannot guarantee future returns, over the longer term, the performance of the company’s equity portfolio has exceeded that of the broader market, achieving a compound annual total return of 3.2 percent for the five years ended December 31, 2004, compared with a compound annual decline of 2.3 percent for the Standard & Poor’s 500 Index, a common benchmark of market performance. In 2004, the equity portfolio underperformed the market, with a total return of a negative 1.9 percent, compared with the Standard & Poor’s 500’s return of 10.9 percent, primarily because of market value fluctuations in its common stock holdings of Fifth Third.

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

Fifth Third Bancorp Holding

The company held 72.8 million shares of Fifth Third common stock at a cost of $283 million at December 31, 2004. The market value of the company’s Fifth Third position was $3.443 billion at year-end 2004, or 46.1 percent of the company’s total common equity portfolio, compared with $4.301 billion, or 52.7 percent, at year-end 2003. The after-tax unrealized gain represented by the company’s Fifth Third position was $2.054 billion, or 54.1 percent of the company’s total after-tax unrealized gains at year-end 2004, compared with $2.612 billion, or 63.8 percent, at year-end 2003. The Fifth Third position represented $12.28 of the company’s total book value of $37.38 per share at year-end 2004, compared with $15.51 at year-end 2003. Every $1.00 change in the market price of Fifth Third’s common stock has approximately a 28 cent impact on book value per share. A 20 percent ($9.46) change in the market price of Fifth Third’s common stock, which was $47.30 at December 31, 2004, would result in a $689 million change in assets and a $448 million change in after-tax unrealized gains. This would affect shareholders’ equity by 7.2 percent and book value by $2.68 per share.

Fifth Third’s value over the past two years was affected by uncertainty surrounding a regulatory review that was concluded in early 2004. Fifth Third continues to meet Cincinnati Financial’s investing criteria. Cincinnati Financial management and the investment committee of the board of directors review the Fifth Third holding on a continual basis.

2004 10-K Page 65

Unrealized Investment gains and Losses

At December 31, 2004, unrealized investment gains before taxes totaled $5.857 billion and unrealized investment losses in the investment portfolio amounted to $17 million.

Unrealized Investment Gains

The unrealized gains at year-end 2004 were primarily due to long-term gains from the company’s holdings in the common stock of Fifth Third (Nasdaq: FITB) and Alltel Corporation (NYSE:AT). Reflecting the company’s long-term investment philosophy, of the 1,385 securities trading at or above book value, 761, or 54.9 percent, have shown unrealized gains for more than 24 months.

Unrealized Investment Losses – Potential Other-than-temporary Impairments

The asset impairment policy evaluates significant decreases in the market value of the assets; changes in legal factors or in the business climate; or other such factors indicating whether or not the carrying amount may be recoverable. A declining trend in market value, the extent of the market value decline and the length of time in which the value has been depressed are objective measures that can be outweighed by subjective measures such as impending events and issuer liquidity. Impairment is evaluated in the event of a declining market value for four consecutive quarters with quarter-end market value below 50 percent of book value or a market value 50 percent below book value for three consecutive quarters. In addition to applying the impairment policy, the status of the portfolio is constantly monitored by the company’s portfolio managers for indications of potential problems or issues that may be possible impairment issues. If an impairment indicator is noted, the portfolio managers even more closely scrutinize the security.

The number of securities trading below 100 percent of book value at December 31, 2004, was above the number at December 31, 2003. The number of securities trading below 100 percent of book value can be expected to fluctuate as interest rates rise or fall. In addition, the portfolio benefited from continued improvements in the credit quality of the bond portfolio, as rated by Standard & Poor’s and Moody’s. Further, book values for some securities have been revised due to impairment charges recognized during 2003 and 2002. During 2004, four securities were written down as other-than-temporarily impaired.

A total of 208 holdings were trading below book value at December 31, 2004, representing 7.0 percent of invested assets and $17 million in unrealized losses. Management deems the risk related to securities trading between 70 percent and 100 percent of book value to be relatively minor and at least partially offset by the earned income potential of these investments.

•	Two hundred of these holdings were trading between 90 percent and 100 percent of book value at December 31, 2004. The value of these securities fluctuates primarily because of changes in interest rates. The market value of these 200 securities was $856 million at December 31, 2004, and they accounted for $11 million in unrealized losses.

•	Eight of these holdings were trading below 90 percent of book value at December 31, 2004. The market value of these holdings was $27 million at December 31, 2004, and they accounted for the remaining $6 million in unrealized losses. These holdings are being monitored for credit- and industry-related risk factors. Of these securities, three are airline-related.

Holdings trading below 70 percent of book value are monitored for potential other-than-temporary impairment. At December 31, 2004, no holdings were trading below 70 percent of book value. At year-end 2003, two securities with a combined book value of $70 thousand were trading below 70 percent of book value.

As discussed in Critical Accounting Policies and Estimates, Asset Impairment, Page 27, when evaluating other-than-temporary impairments, management considers the company’s ability to retain a security for a period adequate to recover a substantial portion of its cost. Because of the company’s investment philosophy and strong capitalization, it can hold securities until their scheduled redemption that might otherwise be deemed impaired as management evaluates their potential for recovery based economic, industry or company factors.

While management does not forecast realized investment gains and losses, it believes that impairment charges in 2005 will be minimal. Every security in the portfolio was trading at or above 75 percent of book value at December 31, 2004. Management believes impairments should be limited to securities marked to market because they have been identified for sale, or those where issuer-specific events cause sharp declines in market value with little or no warning.

2004 10-K Page 66

The following table summarizes the portfolio by period of time:

(Dollars in millions)	6 Months or less		> 6 - 12 Months		> 12 - 24 Months		> 24 - 36 Months
		Gross		Gross		Gross		Gross
	Number of	unrealized	Number of	unrealized	Number of	unrealized	Number of	unrealized
	issues	gain/loss	issues	gain/loss	issues	gain/loss	issues	gain/loss

Investment-grade corporate bonds:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	34	0	31	(4)	3	(1)	0	0
Trading at 100% and above of book value	112	8	9	1	56	14	274	111

Total	146	$8	40	$(3)	59	$13	274	$111

High-yield corporate bonds:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	3	0	1	0	5	(2)	3	0
Trading at 100% and above of book value	26	3	7	1	57	21	31	7

Total	29	$3	8	$1	62	$19	34	$7

Tax-exempt municipal bonds:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	73	(1)	32	(1)	5	(1)	3	0
Trading at 100% and above of book value	224	8	30	2	37	7	407	59

Total	297	$7	62	$1	42	$6	410	$59

Convertible securities:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	2	0	3	(1)	1	0	3	(1)
Trading at 100% and above of book value	15	4	7	4	23	22	24	32

Total	17	$4	10	$3	24	$22	27	$31

Common stocks:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	4	(4)	1	0	1	(1)	0	0
Trading at 100% and above of book value	6	1	1	6	14	56	25	5,490

Total	10	$(3)	2	$6	15	$55	25	$5,490

Summary:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	116	(5)	68	(6)	15	(5)	9	(1)
Trading at 100% and above of book value	383	24	54	14	187	120	761	5,699

Total	499	$19	122	$8	202	$115	770	$5,698

2004 10-K Page 67

The following table summarizes the portfolio:

(Dollars in millions)				Gross	Gross
	Number			unrealized	investment
	of issues	Book value	Market value	gain/loss	income

At December 31, 2004
Investment-grade corporate bonds:
Trading below 70% of book value	0	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	68	478	474	(4)	17
Trading at 100% and above of book value	451	2,062	2,196	134	110
Securities sold in current year	—	—	—	—	11

Total	519	$2,540	$2,670	$130	$138

High-yield corporate bonds:
Trading below 70% of book value	0	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	12	24	22	(2)	2
Trading at 100% and above of book value	121	300	333	33	26
Securities sold in current year	—	—	—	—	12

Total	133	$324	$355	$31	$40

Tax-exempt municipal bonds:
Trading below 70% of book value	0	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	113	257	253	(4)	4
Trading at 100% and above of book value	698	1,365	1,441	76	61
Securities sold in current year	—	—	—	—	3

Total	811	$1,622	$1,694	$72	$68

Convertible securities:
Trading below 70% of book value	0	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	9	58	56	(2)	3
Trading at 100% and above of book value	69	337	399	62	21
Securities sold in current year	—	—	—	—	5

Total	78	$395	$455	$60	$29

Common stocks:
Trading below 70% of book value	0	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	6	83	78	(5)	6
Trading at 100% and above of book value	46	1,835	7,387	5,552	209
Securities sold in current year	—	—	—	—	1

Total	52	$1,918	$7,465	$5,547	$216

Portfolio summary:
Trading below 70% of book value	0	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	208	900	883	(17)	32
Trading at 100% and above of book value	1,385	5,899	11,756	5,857	427
Securities sold in current year	—	—	—	—	32

Total	1,593	$6,799	$12,639	$5,840	$491

At December 31, 2003
Portfolio summary:
Trading below 70% of book value	2	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	116	672	648	(24)	25
Trading at 100% and above of book value	1,286	5,484	11,801	6,317	402
Securities sold in current year	—	—	—	—	35

Total	1,404	$6,156	$12,449	$6,293	$462

2004 10-K Page 68

Item 8. Financial Statements and Supplementary Data

Responsibility for Financial Statements

The accompanying consolidated financial statements of Cincinnati Financial Corporation and subsidiaries for the year ended December 31, 2004, were prepared by management in conformity with accounting principles generally accepted in the United States of America (GAAP).

The management of the company is responsible for the integrity and objectivity of the financial statements, which are presented on an accrual basis of accounting and include amounts based upon management’s best estimates and judgment. Other financial information in the Annual Report on Form 10-K is consistent in all material respects with that in the financial statements. The accounting system and related internal controls are designed to assure that the books and records reflect the transactions of the company in accordance with established policies and procedures as implemented by qualified personnel.

The board of directors has established an audit committee composed of independent outside directors who are believed to be free from any relationship that could interfere with the exercise of independent judgment as audit committee members.

The audit committee meets periodically with management, the independent registered public accounting firms and the internal auditors to make inquiries as to the manner in which the responsibilities of each are being discharged and reports thereon to the board of directors. In addition, the audit committee recommends to the board of directors the annual appointment of the independent registered public accounting firms with whom the audit committee reviews the scope of the audit assignment, adequacy of internal controls and internal audit procedures.

Deloitte & Touche LLP, the company’s independent registered public accounting firm, has audited the consolidated financial statements of Cincinnati Financial Corporation and subsidiaries for the year ended December 31, 2004, and their report is included herein. The auditors meet with members of the audit committee of the board of directors to discuss the results of their examination and are afforded the opportunity to present their opinions in the absence of management personnel with respect to the adequacy of internal controls and the quality of financial reporting of the company.

2004 10-K Page 69

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Cincinnati Financial Corporation and its subsidiaries is responsible for establishing and maintaining adequate internal controls, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). The company’s internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the directors of the company; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the company maintained effective internal control over financial reporting as of December 31, 2004. The assessment led management to conclude that, as of December 31, 2004, the company’s internal control over financial reporting is effective based on those criteria.

The company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2004, and the company’s management assessment of our internal control over financial reporting. This report appears below.

/S/ John J. Schiff, Jr.
Chairman, President and Chief Executive Officer

/S/ Kenneth W. Stecher
Chief Financial Officer, Senior Vice President, Secretary and Treasurer
(Principal Accounting Officer)

March 4, 2005

2004 10-K Page 70

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Cincinnati Financial Corporation:

We have audited the accompanying consolidated balance sheets of Cincinnati Financial Corporation and subsidiaries (the company) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. We also have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting report, that the company maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ Deloitte & Touche LLP
Cincinnati, Ohio
March 4, 2005

2004 10-K Page 71

Cincinnati Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	Years ended December 31,
(Dollars in millions except per share data)	2004	2003

ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2004—$4,854; 2003—$3,940)	$5,141	$4,232
Equity securities, at fair value (cost: 2004—$1,945; 2003—$2,216)	7,498	8,217
Other invested assets	38	36
Cash	306	91
Investment income receivable	107	99
Finance receivable	95	81
Premiums receivable	1,119	1,060
Reinsurance receivable	680	623
Prepaid reinsurance premiums	15	13
Deferred policy acquisition costs	400	372
Property and equipment, net, for company use (accumulated depreciation: 2004—$206; 2003—$181)	156	153
Other assets	75	69
Separate accounts	477	463

Total assets	$16,107	$15,509

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$3,549	$3,415
Life policy reserves	1,194	1,025
Unearned premiums	1,539	1,446
Other liabilities	474	404
Deferred income tax	1,834	1,949
Notes payable	0	183
6.125% senior notes due 2034	371	0
6.9% senior debentures due 2028	420	420
Separate accounts	477	463

Total liabilities	9,858	9,305

SHAREHOLDERS’ EQUITY
Common stock, par value—$2 per share; authorized 200 million shares; issued: 2004—185 million shares, 2003—176 million shares	370	352
Paid-in capital	618	306
Retained earnings	2,057	1,986
Accumulated other comprehensive income—unrealized gains on investments	3,787	4,084
Treasury stock at cost (2004—18 million shares, 2003—16 million shares)	(583)	(524)

Total shareholders’ equity	6,249	6,204

Total liabilities and shareholders’ equity	$16,107	$15,509

Accompanying notes are an integral part of this statement.

2004 10-K Page 72

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Years ended December 31,
(In millions except per share data)	2004	2003	2002

REVENUES
Earned premiums
Property casualty	$2,919	$2,653	$2,391
Life	101	95	87
Investment income, net of expenses	492	465	445
Realized investment gains and losses	91	(41)	(94)
Other income	11	9	14

Total revenues	3,614	3,181	2,843

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	1,846	1,887	1,826
Commissions	615	536	472
Other operating expenses	260	204	202
Taxes, licenses and fees	75	67	80
Increase in deferred policy acquisition costs	(30)	(42)	(57)
Interest expense	38	34	35
Other expenses	10	15	6

Total benefits and expenses	2,814	2,701	2,564

INCOME BEFORE INCOME TAXES	800	480	279

PROVISION (BENEFIT) FOR INCOME TAXES
Current	171	130	53
Deferred	45	(24)	(12)

Total provision for income taxes	216	106	41

NET INCOME	$584	$374	$238

PER COMMON SHARE
Net income—basic	$3.47	$2.22	$1.40
Net income—diluted	$3.44	$2.20	$1.39

Accompanying notes are an integral part of this statement.

2004 10-K Page 73

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Years ended December 31,
(In millions)	2004	2003	2002

COMMON STOCK — NUMBER OF SHARES
Beginning of year	160	162	162
5% stock dividend	8	0	0
Stock options exercised	0	0	1
Purchase of treasury shares	(1)	(2)	(1)

End of year	167	160	162

COMMON STOCK
Beginning of year	$352	$352	$350
5% stock dividend	18	0	0
Stock options exercised	0	0	1
Conversion of debentures	0	0	1

End of year	370	352	352

TREASURY STOCK
Beginning of year	(524)	(469)	(427)
Purchase	(66)	(55)	(42)
Reissued for stock options	7	0	0

End of year	(583)	(524)	(469)

PAID-IN CAPITAL
Beginning of year	306	300	284
5% stock dividend	312	0	0
Stock loan	(3)	0	0
Stock options exercised	3	6	11
Conversion of debentures	0	0	5

End of year	618	306	300

RETAINED EARNINGS
Beginning of year	1,986	1,772	1,678
Net income	584	374	238
5% stock dividend	(330)	0	0
Dividends declared	(183)	(160)	(144)

End of year	2,057	1,986	1,772

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	4,084	3,643	4,113
Change in other accumulated comprehensive income, net	(297)	441	(470)

End of year	3,787	4,084	3,643

Total shareholders’ equity	$6,249	$6,204	$5,598

COMPREHENSIVE INCOME
Net income	$584	$374	$238
Change in other accumulated comprehensive income, net	(297)	441	(470)

Total comprehensive income (loss)	$287	$815	$(232)

Accompanying notes are an integral part of this statement.

2004 10-K Page 74

Cincinnati Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
(In millions)	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$584	$374	$238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28	30	22
Realized (gains) losses on investments	(91)	41	94
Negotiated settlement-software cost recovery	0	(23)	0
Interest credited to contract holders	24	23	21
Changes in:
Investment income receivable	(8)	(1)	(4)
Premiums and reinsurance receivable	(118)	(97)	(274)
Deferred policy acquisition costs	(30)	(42)	(57)
Other assets	(13)	17	3
Loss and loss expense reserves	134	239	289
Life policy reserves	109	75	64
Unearned premiums	93	127	256
Other liabilities	83	14	62
Deferred income tax	45	(24)	(12)
Current income tax	(17)	63	(35)

Net cash provided by operating activities	823	816	667

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities investments	175	192	86
Call or maturity of fixed maturities investments	709	460	266
Sale of equity securities investments	536	217	109
Collection of finance receivables	32	25	24
Purchase of fixed maturities investments	(1,834)	(1,143)	(651)
Purchase of equity securities investments	(148)	(335)	(310)
Investment in property and equipment	(33)	(38)	(27)
Investment in finance receivables	(46)	(33)	(33)
Collection of negotiated settlement-software cost recovery	9	14	0
Investment in other invested assets	(1)	(1)	(1)

Net cash used in investing activities	(601)	(642)	(537)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 6.125% senior notes	371	0	0
Debt issuance costs from 6.125% senior notes	(4)	0	0
Payment of cash dividends to shareholders	(177)	(156)	(142)
Purchase/issuance of treasury shares	(59)	(55)	(42)
Decrease in notes payable	(183)	0	0
Proceeds from stock options exercised	3	6	10
Contract holder funds deposited	93	45	126
Contract holder funds withdrawn	(51)	(35)	(18)

Net cash used in financing activities	(7)	(195)	(66)

Net increase (decrease) in cash	215	(21)	64
Cash at beginning of year	91	112	48

Cash at end of year	$306	$91	$112

Supplemental disclosures of cash flow information:
Interest paid	$34	$34	$35
Income taxes paid	188	65	87
Conversion of 5.5% senior debentures to common stock	0	0	6
Conversion of fixed maturity to equity security investments	23	51	39

Accompanying notes are an integral part of this statement.

2004 10-K Page 75

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations

Cincinnati Financial Corporation (company) underwrites insurance through four insurance companies that market through a network of local independent insurance agents. Insurance products include a broad range of business and personal policies, as well as life and disability income insurance and annuities. In addition, the company provides finance/leasing and asset management services through its CFC Investment Company and CinFin Capital Management Company subsidiaries.

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

Property Casualty Insurance

Expenses incurred in the issuance of policies are deferred and amortized over the terms of the policies. These expenses vary with and primarily relate to acquiring insurance business, principally agents’ commissions, premium taxes and certain underwriting costs. Anticipated investment income is not considered in determining if a premium deficiency related to insurance contracts exists. Policy premiums are deferred and earned on a pro rata basis over the terms of the policies. The portion of written premiums applicable to the unexpired terms of the policies is recorded as unearned premiums. Loss and loss expense reserves are based on claims reported prior to the end of the year and estimates of unreported claims net of estimates for salvage and subrogation reserves, based upon facts for each claim and the company’s experience with similar claims. The establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain process. Reserve estimates are regularly reviewed and updated, using the most current information available. Any resulting adjustments are reflected in current operations.

The Cincinnati Insurance Companies market property casualty insurance policies in 31 states. Nine states with at least $100 million in agency earned premium in 2004 generated approximately 69 percent and 70 percent of total property casualty premiums in 2004 and 2003, respectively. Ohio, where the company has 187 independent agencies, accounted for 23.7 percent and 24.6 percent of total earned premiums in 2004 and 2003. Agencies in Georgia, Illinois, Indiana, Michigan, North Carolina, Pennsylvania, Virginia and Wisconsin each contributed between 4 percent and 10 percent of premium volume in 2004 and 2003. No single agency accounted for more than 1.1 percent of the company’s total agency direct earned premiums.

Life Insurance

Traditional products require the policyholder to pay scheduled premiums over the life of the coverage. The company recognizes premiums received on traditional products as revenue when due.

Limited-pay products require the policyholder to pay scheduled premiums up front on coverage that is provided for an extended period. Limited-pay products include single-premium deferred annuities or life insurance policies with a limited premium-paying period. The company defers the amount of premium in excess of the amount necessary to provide for all benefits and expenses and recognizes it over the life of the coverage, using the gross profit method. Universal life products include those that allow policyholders to vary premiums at their discretion or provide benefits or permit charges that are not fixed according to the terms of the policy. Premiums for universal life products are not recognized as revenue when received. The company recognizes cost of insurance charges, administration charges and surrender charges as revenue when earned using the gross profit method.

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

Reserves for universal life products are equal to the cumulative account balances, which include premium deposits plus credited interest, less charges such as mortality and administration, and withdrawals. Interest rates on approximately $612 million and $530 million of such reserves at December 31, 2004 and 2003, respectively, are periodically adjusted subject to economic conditions then in effect and subject to contractually guaranteed minimum rates.

Expenses incurred in the issuance of traditional life insurance products, which include whole life and term life insurance contracts, are deferred and amortized as premiums are earned. Expenses incurred in the issuance of interest-sensitive products are deferred and amortized using the gross profit method, adjusted for emerging experience and expected trends.

2004 10-K Page 76

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

Asset Management

Billings are based on a fee structure calculated upon the market values of the assets at the end of the period. Revenues are recognized as fees are earned. As of December 31, 2004, CinFin Capital had 60 institutional, corporate and individual clients and $827 million under management, compared with 53 clients and $762 million at December 31, 2003.

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

Investments

Fixed maturities (bonds, notes and redeemable preferred stocks) and equity securities (common and non-redeemable preferred stocks) are classified as available for sale and are stated at fair values.

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

Derivative Financial Instruments and Hedging Activities

The company invests in certain financial instruments, such as convertible debt and convertible preferred stock, that contain embedded options. The embedded options are valued and accounted for separately. The company also entered into an interest rate swap agreement as a cash flow hedge during 2001 in order to lock in an interest rate related to certain of its variable rate debt obligations ($31 million notional amount). Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities,” as amended, requires changes in the fair value of the company’s derivative financial instruments to be recognized periodically in income or shareholders’ equity (as a component of accumulated other comprehensive income), respectively. During 2004, the interest rate swap was terminated in connection with the repayment of the underlying debt obligation. Neither the adoption of SFAS No. 133 nor any subsequent changes in fair values of these instruments have had a significant impact on the accompanying consolidated financial statements.

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

2004 10-K Page 77

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. The company provides depreciation based on estimated useful lives (ranging from three years to 39 1/2 years) using straight-line and accelerated methods. Depreciation expense recorded in 2004, 2003 and 2002 was $30 million, $31 million and $28 million, respectively. The company reviews property and equipment for impairment whenever events or changes in circumstances, such as significant decreases in market values of assets, changes in legal factors or in the business climate, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, or other such factors indicate that the carrying amount may not be recoverable.

The company capitalizes costs related to computer software developed internally during the application development stage of software development projects. These costs generally consist of certain external, payroll and payroll-related costs. During 2000, the company wrote off $39 million of previously capitalized costs related to the development of next-generation software to process property casualty policies. The write-off was included in other operating expenses in 2000. Management conducted a review of the project, including an assessment by an independent firm, and determined, after several deliverable dates were missed, that the project design would not perform as originally intended. The decision required that the application software under development be abandoned and a new application purchased. As a result of a settlement negotiated with a vendor, 2003 pretax results included the recovery of $23 million of the $39 million charge.

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

Separate Accounts

The company issues life contracts with guaranteed minimum returns, referred to as bank-owned life insurance policies (BOLIs). Based on the specific contract provisions, the assets and liabilities for some BOLIs are legally segregated and recorded as assets and liabilities of the separate accounts. Other BOLIs are included in the general account. For separate account BOLIs, minimum investment returns and account values are guaranteed by the company and also include death benefits to beneficiaries of the contract holders.

The assets of the separate accounts are carried at fair value. Separate account liabilities primarily represent the contract holders’ claims to the related assets and are carried at the fair value of the assets. In the event that the asset value of contract holders’ accounts is projected below the value guaranteed by the company, a liability is established through a charge to the company’s earnings. Generally, investment income and realized investment gains and losses of the separate accounts accrue directly to the contract holders and, therefore, are not included in the company’s Consolidated Statements of Income; however, each separate account contract includes a negotiated realized gain and loss sharing arrangement with the company. A percentage of each separate account’s realized gain and loss representing contract fees and assessments accrues to the company and is transferred from the separate account to the company’s general account and is recognized as revenue or expense. Revenues and expenses for the company related to the separate accounts also consist of contractual fees and mortality, surrender and expense risk charges.

Earnings per Share

Net income per common share is based on the weighted average number of common shares outstanding during each of the respective years. The calculation of net income per common share (diluted) assumes the exercise of stock options and the conversion of convertible senior debentures, which were issued by the company in 1992 and redeemed through 2002. Shares and earnings per share have been adjusted to reflect all stock splits and dividends prior to December 31, 2004, including the 5 percent stock dividend paid June 14, 2004.

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

2004 10-K Page 78

Had compensation cost for the company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 “Accounting for Stock-Based Compensation,” the company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		Years ended December 31,
(In millions except per share data)		2004	2003	2002

Net income	As reported	$584	$374	$238
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		12	12	13

	Pro forma	$572	$362	$225

Net income per common share — basic	As reported	$3.47	$2.22	$1.40
	Pro forma	3.40	2.14	1.32
Net income per common share — diluted	As reported	$3.44	$2.20	$1.39
	Pro forma	3.37	2.13	1.31

In determining the pro forma amounts above, the fair value of each option was estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of 2.40 percent, 2.40 percent and 2.52 percent; expected volatility of 25.65 percent, 26.03 percent and 25.90 percent; risk-free interest rates of 4.37 percent, 4.20 percent and 4.26 percent; and expected lives of 10 years for all years. Compensation expense in the pro forma disclosures is not indicative of future amounts as options vest over several years and additional grants generally are made each year. Options granted under the company’s options plans vest over three years.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123(R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25. Among other items, SFAS No. 123(R) eliminates the use of APB Opinion No. 25 and the intrinsic value method of accounting and requires companies to recognize the cost of associate services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123(R) is the first reporting period beginning after June 15, 2005, which is the third quarter of 2005 for calendar year companies, although early adoption is allowed.

SFAS No. 123(R) permits companies to adopt its requirements using either a modified prospective or a modified retrospective method. Under the modified prospective method, the compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the modified retrospective method, the requirements are the same as under the modified prospective method, but this method also permits companies to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The company currently utilizes a standard option-pricing model (binomial option-pricing model) to measure the fair value of stock options granted to associates. While SFAS No. 123(R) permits companies to continue to use such a model, the standard also permits the use of a lattice model. The company has not yet determined which model it will use to measure the fair value of associate stock options upon the adoption of SFAS No. 123(R).

The company currently expects to adopt SFAS 123(R) effective July 1, 2005. However, the company has not yet determined which of the adoption methods it will use. Subject to a complete review of the requirements of SFAS No. 123(R), based on stock options granted to associates through January 2005, the company expects that the adoption of SFAS No. 123(R) on July 1, 2005, will reduce both third-quarter and fourth-quarter 2005 net income per share by approximately 2 cents per share.

In March 2004, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Applications to Certain Investments” (EITF 03-1). The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and cost method investments. The basic model developed to evaluate whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired involves a three-step process including: 1) determining whether an investment is impaired (fair value less amortized cost); 2) evaluating whether the impairment is other-than-temporary and 3) requiring recognition of an impairment equal to the difference between the investment’s cost and fair value. In September 2004, the FASB issued Staff Position (FSP) No. EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01.” This FSP delays the effective date of the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1 and, as of March 4, 2005, the FASB had not yet issued guidance on the adoption or effective date of FSP No. EITF Issue 03-1-1. The amount of any other-than-temporary impairment that may need to be

2004 10-K Page 79

recognized in the future will depend on market conditions and management’s intent and ability to hold any such impaired securities.

The Accounting Standards Executive Committee of the AICPA issued Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” in July 2003 to be effective for the company in the first quarter of 2004. This Statement of Position provides guidance for insurance companies for certain nontraditional long-duration contracts (principally variable annuities with minimum death benefit guarantees) and for separate accounts. This statement had no effect on the company’s consolidated financial statements.

Reclassifications

Certain prior-year amounts have been reclassified to conform with current-year classifications.

2. Investments

	Years ended December 31,
(In millions)	2004	2003	2002

Investment income summarized by investment category:
Interest on fixed maturities	$252	$235	$233
Dividends on equity securities	239	227	209
Other investment income	6	7	8

Total	497	469	450
Less investment expenses	5	4	5

Total	$492	$465	$445

Realized investment gains and losses summarized by investment category:
Fixed maturities:
Gross realized gains	$36	$35	$12
Gross realized losses	(20)	(25)	(14)
Other-than-temporary impairments	(5)	(73)	(98)
Equity securities:
Gross realized gains	101	37	43
Gross realized losses	(30)	(17)	(36)
Other-than-temporary impairments	(1)	(7)	0
Sale of building	0	0	3
Embedded derivatives	10	9	(4)

Total	$91	$(41)	$(94)

Change in unrealized investment gains and losses summarized by investment category:
Fixed maturities	$(6)	$211	$72
Equity securities	(448)	488	(789)
Adjustment to deferred acquisition costs and life policy reserves	3	(13)	0
Other	(6)	(9)	(5)

Total	$(457)	$677	$(722)

The fair value of the conversion features embedded in convertible securities amounted to a gain of $10 million at December 31, 2004, and a gain of $9 million at December 31, 2003.

At December 31, 2004, contractual maturity dates for investments in fixed-maturity securities were:

	Amortized	Fair	% of Fair
(In millions)	cost	value	value

Maturity dates occuring:
Less than one year	$204	$216	4.2%
One year through five years	526	565	11.0
After five years through ten years	2,622	2,742	53.4
After ten years through twenty years	1,240	1,328	25.8
Over twenty years	262	290	5.6

Total	$4,854	$5,141	100.0%

Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2004, investments with book value of $67 million and fair value of $72 million were on deposit with various states in compliance with certain regulatory requirements.

2004 10-K Page 80

The following analyzes cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for the company’s investments:

(In millions)	Cost or	Gross unrealized		Fair
Years ended December 31,	amortized cost	gains	losses	Value

2004
Fixed maturities:
States, municipalities and political subdivisions	$1,622	$75	$3	$1,694
Convertibles and bonds with warrants attached	368	56	2	422
Public utilities	134	13	1	146
United States government and government agencies and authorities	1,076	4	4	1,076
All other corporate bonds	1,654	151	2	1,803

Total	$4,854	$299	$12	$5,141

Equity securities	$1,945	$5,558	$5	$7,498

2003
Fixed maturities:
States, municipalities and political subdivisions	$1,181	$80	$3	$1,258
Convertibles and bonds with warrants attached	380	48	3	425
Public utilities	141	12	1	152
United States government and government agencies and authorities	557	2	4	555
All other corporate bonds	1,681	170	9	1,842

Total	$3,940	$312	$20	$4,232

Equity securities	$2,216	$6,005	$4	$8,217

The following table provides the unrealized losses and fair values, by investment category and by length of time the individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In millions)	value	losses	value	losses	value	losses

2004:
Fixed maturities:
States, municipalities and political subdivisions	$194	$2	$59	$1	$253	$3
Convertibles and bonds with warrants attached	26	1	27	1	53	2
Public utilities	10	0	5	1	15	1
United States government and government agencies and authorities	295	3	70	1	365	4
All other corporate bonds	101	1	14	1	115	2

Total	$626	$7	$175	$5	$801	$12
Equity securities:	59	4	23	1	82	5

Total	$685	$11	$198	$6	$883	$17

2003:
Fixed maturities:
States, municipalities and political subdivisions	$21	$0	$33	$3	$54	$3
Convertibles and bonds with warrants attached	1	0	49	3	50	3
Public utilities	13	0	10	1	23	1
United States government and government agencies and authorities	320	4	0	0	320	4
All other corporate bonds	46	1	85	8	131	9

Total	$401	$5	$177	$15	$578	$20

Equity securities:	4	0	72	4	76	4

Total	$405	$5	$249	$19	$654	$24

At December 31, 2004, 23 fixed maturity investments with a total unrealized loss of $5 million and one equity securities with a total unrealized loss of $1 million had been in that position for more than 12 months. All were trading between 70 percent to less than 100 percent of book value. These assets presently do not meet the company’s other-than-temporary asset impairment criteria and will not be considered impaired unless they meet such criteria in the future.

At December 31, 2003, 53 fixed maturity investments with a total unrealized loss of $15 million and five equity securities with a total unrealized loss of $4 million had been in that position for more than 12 months. All were trading between 70 percent to less than 100 percent of book value.

Investments in companies and industry sectors that exceed 10 percent of the company’s shareholders’ equity include:

	2004		2003
(In millions)	Cost	Fair value	Cost	Fair value

Securities:
Fifth Third Bancorp common stock	$283	$3,443	$283	$4,301
ALLTEL Corporation common stock and fixed maturity	$137	$794	$132	$627

2004 10-K Page 81

3.	Deferred Acquisition Costs

Acquisition costs incurred and capitalized during 2004, 2003 and 2002 amounted to $657 million, $615 million and $576 million, respectively. Amortization of deferred acquisition costs was $629 million in 2004, including a $3 million adjustment related to unrealized gains on investments, $586 million, including a $13 million adjustment related to unrealized gains on investments, for 2003, and $519 million for 2002, respectively.

4.	Property Casualty Loss and Loss Expenses

Activity in the reserve for loss and loss expenses is summarized as follows:

	December 31,
(In millions)	2004	2003	2002

Net loss and loss expense reserves, January 1	$3,386	$3,150	$2,865
Less reinsurance receivable	541	542	513

Gross loss and loss expense reserves, January 1	2,845	2,608	2,352

Net incurred loss and loss expenses related to:
Current accident year	1,949	1,877	1,790
Prior accident years	(196)	(80)	(45)

Total incurred	1,753	1,797	1,745

Net paid loss and loss expenses related to:
Current accident year	804	762	730
Prior accident years	817	799	759

Total paid	1,621	1,561	1,489

Net loss and loss expense reserves, December 31	2,977	2,845	2,608
Plus reinsurance receivable	537	541	542

Gross loss and loss expense reserves, December 31	$3,514	$3,386	$3,150

Management bases property casualty loss and loss expenses reserve estimates on company experience and information from internal analyses, obtaining additional information from consulting outside actuaries. When reviewing reserves, management analyzes historical data and estimates the effect of various loss development factors.

As a result of changes in estimates of insured events in prior years, the provision for loss and loss expenses decreased by $196 million, $80 million and $45 million in calendar years 2004, 2003 and 2002. These decreases are due in part to the effects of settling reported (case) and unreported (IBNR) reserves established in prior years for amounts less than expected.

Following the Ohio Supreme Court’s late 2003 decision to limit its 1999 Scott-Pontzer v. Liberty Mutual decision, the company released $38 million pretax of previously established uninsured/under-insured motorist (UM/UIM) reserves in 2003. In 2004, the company reviewed outstanding UM/UIM claims for which litigation was pending. Those claims represented approximately $37 million in previously established case reserves. During the first quarter of 2004, the company filed motions for dismissal in various jurisdictions for specific claims and released an additional $32 million in related case reserves. Following the release of those reserves, the company stopped separately reporting on UM/UIM related reserve actions.

Total catastrophe losses, net of reinsurance, were $148 million for 2004 compared with $97 million in 2003 and $87 million in 2002. The majority of catastrophe losses are incurred in the calendar year of the event.

The reserve for loss and loss expenses in the accompanying balance sheets also includes $35 million, $29 million and $26 million at December 31, 2004, 2003 and 2002, respectively, for certain life health losses.

5.	Life Policy Reserves

Life policy reserves have been calculated using the account value basis for universal life and annuity policies and modifications of the 1975-80 select and ultimate table for traditional policies. Life policy reserves are summarized as follows:

	December 31,
(In millions)	2004	2003

Ordinary/traditional life	$378	$306
Universal life	358	340
Annuities	435	360
Other	23	19

Total	$1,194	$1,025

At December 31, 2004 and 2003, the fair value associated with the annuities shown above approximated $477 million and $406 million, respectively.

2004 10-K Page 82

6.	Notes Payable

The company and subsidiaries had no compensating balance requirement on debt for either 2004 or 2003. The company had two lines of credit with commercial banks amounting to $250 million in 2003, of which $183 million was in use at December 31, 2003. During 2004, the company paid off these two lines of credit. Interest rates charged on borrowings during 2004 ranged from 1.53 percent to 6.19 percent, which resulted in an average interest rate of 2.76 percent. The company had one line of credit with a commercial bank amounting to $75 million with no outstanding balances at year-end 2004.

The company entered an interest-rate swap agreement during 2001 to hedge future cash flows (thereby obtaining a fixed interest rate) related to certain variable rate debt obligations ($31 million notional amount), which would have expired in 2008. This agreement was terminated at a cost of $2 million, net of tax, in the fourth quarter of 2004. The swap is reflected at fair value on the accompanying balance sheet at December 31, 2003, and the $2 million unrealized loss, net of tax, at December 31, 2003, is a component of comprehensive income.

7.	Senior Debt

The company issued $420 million aggregate principal amount of 6.9% senior debentures due 2028 in 1998. The company issued $375 million aggregate principal amount of 6.125% senior notes due 2034 in 2004. At December 31, 2004 and 2003, the fair value of the senior debt approximated $843 million and $458 million, respectively.

8.	Shareholders’ Equity and Dividend Restrictions

CFC’s insurance subsidiary declared dividends to the company of $175 million in 2004, $50 million in 2003, and $100 million in 2002. Dividends paid by insurance subsidiaries are restricted by regulatory requirements of the insurance subsidiaries’ domiciliary state. Generally, the maximum dividend that may be paid without prior regulatory approval is limited to the greater of 10 percent of statutory surplus or 100 percent of statutory net income for the prior calendar year, up to the amount of statutory unassigned surplus as of the end of the prior calendar year. Dividends exceeding these limitations may be paid only with approval of the insurance department of the subsidiary’s domiciliary state. During 2005, the total dividends that may be paid to the company without regulatory approval will be approximately $588 million.

The company’s board of directors has authorized the repurchase of outstanding shares. The current repurchase program for 17 million shares was announced on February 6, 1999, replacing a program approved in 1996 and updated in 1998. The company has purchased 13.3 million shares at a cost of $481 million between February 6, 1999, and December 31, 2004. At December 31, 2004, 3.7 million shares remain authorized for repurchase at any time in the future.

As of December 31, 2004, 4 million shares of common stock were available for future stock option grants.

Declared cash dividends per share were $1.09, 95 cents and 85 cents for the years ended December 31, 2004, 2003 and 2002 respectively.

Accumulated Other Comprehensive Income

The change in unrealized gains and losses on investments and derivatives included:

	Years ended December 31,
(In millions)	2004	2003	2002

Unrealized holding investment gains and losses on securities and derivatives	$(369)	$650	$(816)
Reclassification adjustment:
Adjustment to deferred acquisition costs and life policy reserves	3	(13)	0
Net realized (gain) loss on investments and derivatives	(91)	41	94
Income taxes on above	160	(237)	252

Total	$(297)	$441	$(470)

Income taxes relate to each component above ratably.

2004 10-K Page 83

9. Reinsurance

Property casualty premium income in the accompanying statements of income includes approximately $32 million, $56 million and $60 million of earned premiums on assumed business and is net of approximately $175 million, $211 million and $330 million of earned premiums on ceded business for 2004, 2003 and 2002, respectively.

Insurance losses and policyholder benefits in the accompanying statements of income are net of approximately $134 million, $103 million and $95 million of reinsurance recoveries for 2004, 2003 and 2002, respectively. Property casualty premiums and losses consist of the following:

	Years ended December 31,
(In millions)	2004	2003	2002
Direct written premiums	$3,141	$2,949	$2,894
Assumed written premiums	33	44	68
Ceded written premiums	(177)	(178)	(349)

Net written premiums	$2,997	$2,815	$2,613

Direct earned premiums	$3,062	$2,808	$2,661
Assumed earned premiums	32	56	60
Ceded earned premiums	(175)	(211)	(330)

Net earned premiums	$2,919	$2,653	$2,391

Direct loss and loss expenses incurred	$1,870	$1,856	$1,803
Assumed loss and loss expenses incurred	17	44	37
Ceded loss and loss expenses incurred	(134)	(103)	(95)

Net loss and loss expenses incurred	$1,753	$1,797	$1,745

10. Federal Income Taxes

Significant components of the company’s net deferred tax liability are as follows:

	Years ended December 31,
(In millions)	2004	2003
Deferred tax liabilities:
Unrealized gains on investments and derivatives	$2,033	$2,193
Deferred acquisition costs	129	119
Other	38	26

Total	2,200	2,338

Deferred tax assets:
Loss and loss expense reserves	180	186
Unearned premiums	107	100
Life policy reserves	28	27
Capital loss carryforward	19	32
Other	32	44

Total	366	389

Net deferred tax liability	$1,834	1,949

The provision for federal income taxes is based upon a consolidated income tax return for the company and subsidiaries. As of December 31, 2004, the company has capital loss carry forwards of $56 million that expire in 2008 and 2009. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the assumption that certain levels of income will be achieved.

The differences between the statutory federal rates and the company’s effective federal income tax rates are as follows:

	Years ended December 31,
	2004	2003	2002
Tax at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax-exempt municipal bonds	(2.5)	(3.8)	(6.4)
Dividend exclusion	(5.7)	(8.6)	(13.3)
Other	0.2	(0.6)	(0.5)

Effective rate	27.0%	22.0%	14.8%

Filed tax returns for calendar years 2000 through 2003 are currently open with the Internal Revenue Service. No provision was made as of December 31, 2004, 2003 and 2002, for federal income taxes on approximately $14 million of the life insurance subsidiary’s retained earnings, since such taxes will become payable only to the extent that such retained earnings are distributed as dividends or exceed limitations prescribed by tax laws. The company does not contemplate any such dividend. If, however, the entire $14 million of retained earnings becomes taxable, at the current federal income tax rates, the tax would be approximately $5 million.

2004 10-K Page 84

11. Net Income Per Common Share

Basic earnings per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of common and dilutive potential common shares outstanding. Shares and earnings per share have been adjusted to reflect all stock splits and dividends prior to December 31, 2004.

For the company, dilutive potential common shares consist of outstanding stock options. The computations of basic and diluted earnings per share are as follows:

	Years ended December 31,
(Dollars in millions except share data)	2004	2003	2002
Numerator:
Net income—basic and diluted	$584	$374	$238

Denominator:
Weighted-average common shares outstanding	168,073,069	168,685,328	169,947,776
Effect of stock options	1,809,644	1,116,813	1,405,067

Adjusted weighted-average shares	169,882,713	169,802,141	171,352,843

Earnings per share:
Basic	$3.47	$2.22	$1.40
Diluted	$3.44	$2.20	$1.39

Options to purchase 0.3 million, 2 million and 1 million shares of common stock were outstanding during 2004, 2003 and 2002, respectively, but were not included in the computation of net income per common share (diluted) because the options’ exercise prices were greater than the average market price of the common shares.

12. Pension Plan

The company and subsidiaries sponsor a defined contribution plan (401(k) savings plan) and a defined benefit pension plan covering substantially all employees. The company does not contribute to the defined contribution plan. Benefits for the defined benefit plan are based on years of credited service and compensation level. Contributions to the plan are based on the frozen entry age actuarial cost method. Pension expense is composed of several components that are determined using the projected unit credit actuarial cost method and based on certain actuarial assumptions.

The following table sets forth summarized information on the company’s defined benefit pension plan:

	Years ended December 31,
(In millions)	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$167	$133
Service cost	11	9
Interest cost	10	9
Actuarial loss	14	19
Benefits paid	(3)	(3)

Benefit obligation at end of year	$199	$167

Accumulated benefit obligation	$142	$117

Change in plan assets:
Fair value of plan assets at beginning of year	$138	$124
Actual return on plan assets	15	17
Employer contributions	8	0
Benefits paid	(3)	(3)

Fair value of plan assets at end of year	$158	$138

Funded status:
Funded status at end of year	$(41)	$(29)
Unrecognized net actuarial gain	34	23
Unrecognized net transitional asset	(1)	(1)
Unrecognized prior service cost	7	8

(Accrued) prepaid pension cost	$(1)	$1

The company uses a December 31 measurement date for its plans. The accumulated benefit obligation was $142 million and $117 million at December 31, 2004 and 2003, respectively. The fair value of the company’s stock comprised $27 million (17 percent of total plan assets) at December 31, 2004, and $24 million (18 percent of total plan assets) at December 31, 2003.

2004 10-K Page 85

The company evaluates and updates pension plan assumptions annually as necessary. The discount rate assumptions for the benefit obligation tracks with and yearly adjustments reflect changes in Moody’s Aa bond yields. The rate of compensation increase assumptions reflect historical calendar year compensation increases.

The following summarizes the assumptions used to determine the benefit obligation for the plan:

	Years ended December 31,
	2004	2003

Discount rate	5.75%	6.00%
Rate of compensation increase	5-7	5-7

The components of the net periodic benefit cost are as follows:

	Years ended December 31,
(In millions)	2004	2003	2002

Service cost	$11	$9	$7
Interest cost	10	9	8
Expected return on plan assets	(12)	(13)	(13)
Amortization of actuarial gain	—	(1)	(2)

Net pension expense	$9	$4	$0

The company expects to contribute approximately $10 million to its pension plan in 2005.

The following summarizes the assumptions used to determine net expense for the plan:

	Years ended December 31,
	2004	2003	2002

Discount rate	6.00%	6.50%	7.00%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increase	5-7	5-7	5-7

The company’s pension plan asset allocations by asset category are as follows:

	Years ended December 31,
(In millions)	2004	2003

Asset category:
Equity securities	91%	92%
Fixed maturities	7	7
Cash and cash equivalents	2	1

Total	100%	100%

The company’s target asset allocation of its pension plan for 2005 is 90 percent equity securities and 10 percent fixed maturities and cash.

The following benefit payments, which reflected expected future service as appropriate, are expected to be paid:

(In millions)	Pension
For the years ended December 31,	benefits

2005	$5
2006	5
2007	6
2008	9
2009	10
Years 2010-2014	70

2004 10-K Page 86

13. Statutory Accounting Information

Statutory accounting practices (SAP) prescribed or permitted for insurance companies by regulatory authorities differ in certain respects from GAAP. The following table reconciles consolidated net income for the years ended December 31, and shareholders’ equity at December 31, as reported herein in conformity with GAAP, with total statutory net income and capital and surplus as reported by the company’s insurance subsidiaries and prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities:

	Years ended December 31,
(In millions)	2004	2003	2002

Consolidated net income per GAAP	$584	$374	$238

Adjustments:
Deferred policy acquisition costs	(30)	(42)	(57)
Deferred income taxes	73	(13)	16
Income from derivatives	(10)	(9)	4
Elimination of intercompany realized gain	88	0	0
Parent company and undistributed net income of non insurance subsidiaries	(84)	(67)	(69)
Other	6	10	32

Insurance subsidiaries net income per SAP	$627	$253	$164

Balances by major business type:
Property casualty insurance	$599	$233	$147
Life insurance	28	20	17

Total	$627	$253	$164

	As of December 31,
(In millions)	2004	2003

Consolidated shareholders’ equity per GAAP	$6,249	$6,204

Adjustments:
Deferred policy acquisition costs	(400)	(372)
Investments at fair value	(272)	(275)
Deferred income taxes	238	226
Parent company and undistributed net income of non-insurance subsidiaries	(1,550)	(2,946)
Reserves and non-admitted assets	(11)	(46)
Other	(63)	(11)

Insurance subsidiaries shareholders’ equity per SAP	$4,191	$2,780

Balances by major business type:
Property casualty insurance	$3,752	$2,384
Life insurance	439	396

Total	$4,191	$2,780

14. Transactions with Affiliated Parties

The company paid certain officers and directors, or insurance agencies of which they are shareholders, commissions of approximately $11 million, $19 million and $17 million on premium volume of approximately $76 million, $132 million and $113 million for 2004, 2003 and 2002, respectively.

On November 15, 2004, Cincinnati Financial Corporation repurchased 1 million shares of Cincinnati Financial’s common stock from Robert C. Schiff, Trustee, Robert C. Schiff Revocable Trust originally dated November 21, 2001. Robert C. Schiff is a founder of the company and retired as director of Cincinnati Financial Corporation in November 2004. The stock was sold to Cincinnati Financial at an aggregate purchase price equal to 99 percent of the product of (a) 1,000,000 multiplied by (b) $43.45, the last reported sale price per share of the common stock on the Nasdaq National Market at the close of trading on November 12, 2004.

15. Contingencies

Various litigation and claims against the company and its subsidiaries resulting from normal insurance and non-insurance activities are in process and pending. Based upon a review of open matters with legal counsel, management believes that the outcomes of normal insurance matters will not have a material effect upon the company’s consolidated financial position or results of operations and the outcomes of non-insurance matters will be covered by external insurance coverage or will not have a material effect upon the company’s consolidated financial position or results of operations.

On June 28, 2004, Cincinnati Financial Corporation filed an application with the SEC formally requesting an exemption for the holding company under Section 3(b)(2) of the Investment Company Act, which permits the SEC to exempt entities primarily engaged in business other than that of investing, reinvesting, owning, holding or trading in securities.

2004 10-K Page 87

Cincinnati Financial Corporation alternatively has asked the SEC for relief pursuant to Section 6(c) of the Investment Company Act that would exempt it from all the provisions of the Act because doing so is necessary or appropriate in the public interest consistent with the protection of investors and consistent with the purposes intended by the Investment Company Act. The company simultaneously contacted the SEC’s Division of Investment Management to discuss the status of Cincinnati Financial Corporation under the Investment Company Act. The request for an exemptive order is still pending with the staff of the SEC.

On August 26, 2004, the company announced that Cincinnati Financial Corporation transferred approximately 31.8 million shares of Fifth Third Bancorp common stock to The Cincinnati Insurance Company to address its status under the Investment Company Act. The 31.8 million shares had a market value of $1.600 billion on August 26, 2004. The transfer was authorized by Cincinnati Financial’s board of directors on August 13, 2004, and approved by the Ohio Department of Insurance on August 24, 2004. After the contribution, the ratio of investment securities held at the holding company level was 36.3 percent of total holding-company-only assets at December 31, 2004.

Registered investment companies are not permitted to operate their business in the manner in which Cincinnati Financial is operated, nor are registered investment companies permitted to have many of the relationships that the parent company has with its affiliated companies. If it were to be determined that the parent company was an unregistered investment company before the transfer of equity securities in August 2004, Cincinnati Financial may be unable to enforce contracts with third parties, and third parties could seek to obtain rescission of transactions with Cincinnati Financial undertaken during the period that it was an unregistered investment company, subject to equitable considerations set forth in the Investment Company Act. As a result, it could be determined that holders of Cincinnati Financial’s $420 million aggregate principal amount of 6.9% Senior Debentures due 2028 have a right to rescind such indebtedness, thereby requiring Cincinnati Financial to immediately repay such amounts. Cincinnati Financial may be unable to refinance such obligations on acceptable terms as a result of its potential status under the Investment Company Act. However, Cincinnati Financial currently has available sufficient assets to fund such repayment and believes that its assets are adequate to meet its short- and long-term obligations.

16. Stock Options

See Note 1 for a general description of the company’s stock option plans. A summary of options information follows:

(Shares in thousands)		Weighted-average
Years ended December 31,	Shares	exercise price

2004
Outstanding at beginning of year	8,372	$32.16
Granted/reinstated	1,370	40.75
Exercised	(379)	25.22
Forfeited/revoked	(129)	36.00

Outstanding at end of year	9,234	33.65

Options exercisable at end of year	6,714	$32.03
Weighted-average fair value of options granted during the year		$11.74

2003
Outstanding at beginning of year	7,471	$31.46
Granted/reinstated	1,301	34.09
Exercised	(281)	21.49
Forfeited/revoked	(119)	34.43

Outstanding at end of year	8,372	32.16

Options exercisable at end of year	6,003	$31.05
Weighted-average fair value of options granted during the year		$10.31

2002
Outstanding at beginning of year	6,934	$29.81
Granted/reinstated	1,171	36.71
Exercised	(512)	20.35
Forfeited/revoked	(122)	34.54

Outstanding at end of year	7,471	31.46

Options exercisable at end of year	5,192	$30.02
Weighted-average fair value of options granted during the year		$11.98

2004 10-K Page 88

Options outstanding and exercisable consisted of the following at December 31, 2004:

	Options outstanding			Options exercisable
		Weighted-average
		remaining	Weighted-average		Weighted-average
Range of exercise prices	Shares	contractual life	exercise price	Shares	exercise price

$15.03 to 19.52	678	1.25 yrs	$19.17	678	$19.17
$20.31 to 25.35	320	2.28 yrs	21.75	320	21.75
$27.98 to 32.85	2,389	4.39 yrs	30.57	2,389	30.57
$33.51 to 36.76	3,565	7.02 yrs	35.04	2,380	35.12
$37.98 to 39.62	330	4.81 yrs	38.46	329	38.45
$40.00 to 43.20	1,952	7.16 yrs	41.07	618	41.78

Total	9,234	5.70 yrs	$33.65	6,714	$32.03

17. Segment Information

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

Revenues are primarily from unaffiliated customers.

•	Revenue for all three insurance segments is insurance premiums earned. Life insurance segment revenue also includes fees from separate account investment management fees.

•	Investment operations segment revenue is pretax net investment income plus realized investment gains and losses

•	Other revenue is primarily finance/lease income

•	Income (loss) before income taxes for each segment is based on the nature of that business area’s operations:

•	Income before income taxes for the insurance segments is defined as underwriting income (loss).

o	Commercial lines and personal lines insurance segments — underwriting income (loss) is premiums earned minus loss and loss expenses incurred or policyholder benefits and underwriting expenses

o	Life insurance segment — underwriting income (loss) is premiums earned and separate account investment management fees, less contract holder benefits incurred and expenses incurred, plus investment interest credited to contract holders

•	Income before income taxes for the investment operations segment is net investment income plus realized investment gains and losses for all fixed maturity and equity security investments of the entire company, less interest credited to contract holders of the life insurance segment.

•	Loss before income taxes for the Other category is primarily due to interest expense from debt of the parent company and operating expenses of the company’s headquarters.

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

2004 10-K Page 89

Segment information is summarized in the following table:

	Years ended December 31,
(In millions)	2004	2003	2002

Revenues:
Commercial lines insurance
Commercial multi-peril	$751	$673	$607
Workers compensation	313	293	294
Commercial auto	450	419	383
Other liability	402	342	276
Other commercial lines	210	181	161

Total commercial lines insurance	2,126	1,908	1,721

Personal lines insurance
Personal auto	451	428	389
Homeowner	259	239	210
Other personal lines	83	78	71

Total personal lines insurance	793	745	670

Life insurance	104	97	87
Investment operations	583	424	351
Other	8	7	14

Total	$3,614	$3,181	$2,843

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$338	$167	$59
Personal lines insurance	(40)	(27)	(51)
Life insurance	2	(3)	(12)
Investment operations	537	381	315
Other	(37)	(38)	(32)

Total	$800	$480	$279

Identifiable assets:
Property casualty insurance	$2,317	$2,101
Life insurance	837	694
Investment operations	12,746	12,548
Other	207	166

Total	$16,107	$15,509

Quarterly Supplementary Data (Unaudited)

The following table sets forth unaudited quarterly financial data for the years ended December 31, 2004 and 2003:

	Quarter
(Dollars in millions except per share data)	1st	2nd	3rd	4th	Full year

2004
Revenues	$870	$923	$879	$942	$3,614
Income before income taxes	201	214	113	272	800
Net income	146	155	90	192	584
Net income per common share—basic	.87	.92	.54	1.15	3.47
Net income per common share—diluted	.86	.91	.53	1.14	3.44

2003
Revenues	$707	$798	$836	$840	$3,181
Income before income taxes	65	107	137	171	480
Net income	57	84	104	130	374
Net income per common share—basic	.33	.50	.62	.77	2.22
Net income per common share—diluted	.33	.50	.61	.76	2.20

Note: The sum of the quarterly reported amounts may not equal the full year as each is computed independently.

2004 10-K Page 90

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the independent registered public accounting firm on accounting and financial disclosure during the last two fiscal years.

Item 9A. Controls and Procedures

Cincinnati Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2004, an evaluation was performed under the supervision, and with the participation, of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based on their evaluation as of December 31, 2004, management concluded that the company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms. Additionally, there were no changes in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s responsibilities relating to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal control over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Management’s Annual Report on Internal Control Over Financial Reporting, management assessed the company’s system of internal control over financial reporting as of December 31, 2004, in relation to criteria for effective control over financial reporting as described in “Internal Control – Integral Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that its system of internal control over financial reporting met those criteria and was effective as of December 31, 2004.

There have been no significant changes in the company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

Management’s Annual Report on Internal Control Over Financial Reporting and the Attestation Report of the Independent Registered Public Accounting Firm are set forth in Item 8, Pages 70 and 71.

Item 9B. Other Information

None

Part III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the company’s Proxy Statement to be filed with the SEC in connection with the 2005 Annual Meeting of Shareholders.

Item 10. Directors and Executive Officers of the Registrant

a) Information concerning directors and executive officers of the company appears in the Proxy Statement under “Security Ownership of Principal Shareholders and Management” and “Information Regarding Nondirector Executive Officers” and “Information regarding Nominees and Directors.” This portion of the Proxy Statement is incorporated herein by reference.

b) Information concerning Section 16(a) beneficial ownership reporting compliance appears in the Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance.” This portion of the Proxy Statement is incorporated herein by reference.

c) Information concerning the “Code of Ethics for Senior Financial Officers,” applicable to those who have responsibility for the preparation of financial statements and public disclosure of financial information for the company and its subsidiaries, including the company’s chief executive officer, chief financial officer, chief investment officer and other officers performing similar functions or reporting directly to the identified officers, appeared in the 2004 Proxy Statement as an Appendix and is available in the Investors section of the company’s Web site, www.cinfin.com.

d) Information regarding the company’s audit committee membership and its financial expert compliance appears in the Proxy Statement under “Information Regarding the Board of Directors” and “Report of the Audit Committee.” These portions of the Proxy Statement are incorporated herein by reference.

e) During the reporting period, there were no material changes to the procedures by which security holders may recommend nominees to the board of directors. Information regarding nominating committee processes appears in the Proxy Statement under “Information Regarding the Board of Directors.” This portion of the Proxy Statement is incorporated herein by reference.

2004 10-K Page 91

Item 11. Executive Compensation

Information concerning executive compensation appears in the Proxy Statement under “Executive Compensation Summary.” This portion of the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

a) Information concerning security ownership of certain beneficial owners and management appears in the Proxy Statement under “Security Ownership of Principal Shareholders and Management.” This portion of the Proxy Statement is incorporated herein by reference.

b) Information regarding securities authorized for issuance under equity compensation plans appears in the Proxy Statement under “Equity Compensation Plan Information.” This portion of the Proxy Statement is incorporated herein by reference. Additional information with respect to options under the company’s equity compensation plans is available in Item 8, Note 8 and Note 16 to the Consolidated Financial Statements, Pages 83 and 88.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions appears in the Proxy Statement under “Certain Relationships and Transactions” and “Compensation Committee Interlocks and Insider Participation.” These portions of the Proxy Statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning independent registered public accounting firm fees and services and audit committee pre-approval policies and procedures appears in the Proxy Statement under “Report of the Audit Committee,” “Fees Billed by the Independent Registered Public Accounting Firm” and “Services Provided by the Independent Registered Public Accounting Firm.” These portions of the Proxy Statement are incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

a) Financial Statements – information contained in Part II, Item 8 of this report, Pages 69-90

b) Exhibits – see Index of Exhibits, Page 105

c) Financial Statement Schedules

Schedule I – Summary of Investments – Other than Investments in Related Parties, Page 93

Schedule II – Condensed Financial Information of Registrant, Page 95

Schedule III – Supplementary Insurance Information, Page 98

Schedule IV –Reinsurance, Page 100

Schedule V – Valuation and Qualifying Accounts, Page 101

Schedule VI – Supplementary Information Concerning Property Casualty Insurance Operations, Page 102

2004 10-K Page 92

Schedule I

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other than Investments in Related Parties

	December 31, 2004
(In millions) Type of investment	Cost or amortized	Fair value	Balance sheet

Fixed maturities:
United States government and government agencies and authorities:
The Cincinnati Insurance Company	$702	$702	$702
The Cincinnati Casualty Company	6	7	7
The Cincinnati Indemnity Company	2	2	2
The Cincinnati Life Insurance Company	366	365	365

Total	1,076	1,076	1,076

States, municipalities and political subdivisions:
The Cincinnati Insurance Company	1,522	1,589	1,589
The Cincinnati Casualty Company	74	76	76
The Cincinnati Indemnity Company	21	22	22
The Cincinnati Life Insurance Company	5	7	7

Total	1,622	1,694	1,694

Public utilities:
The Cincinnati Insurance Company	59	65	65
The Cincinnati Casualty Company	4	5	5
The Cincinnati Indemnity Company	1	1	1
The Cincinnati Life Insurance Company	66	72	72
Cincinnati Financial Corporation	4	3	3

Total	134	146	146

Convertibles and bonds with warrants attached:
The Cincinnati Insurance Company	297	336	336
The Cincinnati Casualty Company	10	13	13
The Cincinnati Indemnity Company	2	3	3
The Cincinnati Life Insurance Company	52	61	61
Cincinnati Financial Corporation	7	9	9

Total	368	422	422

All other corporate bonds:
The Cincinnati Insurance Company	846	919	919
The Cincinnati Casualty Company	34	38	38
The Cincinnati Indemnity Company	19	20	20
The Cincinnati Life Insurance Company	622	688	688
Cincinnati Financial Corporation	133	138	138

Total	1,654	1,803	1,803

Total fixed maturities	$4,854	$5,141	$5,141

2004 10-K Page 93

Schedule I (Continued)

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other than Investments in Related Parties

	December 31, 2004
(In millions) Type of investment	Cost or amortized	Fair value	Balance sheet

Equity securities:
Common stocks:
Public utilities:
The Cincinnati Insurance Company	$121	$365	$365
The Cincinnati Casualty Company	5	13	13
The Cincinnati Life Insurance Company	15	78	78
Cincinnati Financial Corporation	82	522	522

Total	223	978	978

Banks, trust and insurance companies:
The Cincinnati Insurance Company	417	2,648	2,648
The Cincinnati Casualty Company	16	91	91
The Cincinnati Indemnity Company	0	0	0
The Cincinnati Life Insurance Company	56	176	176
CinFin Capital Management Company	1	1	1
Cincinnati Financial Corporation	431	1,872	1,872

Total	921	4,788	4,788

Industrial, miscellaneous and all other:
The Cincinnati Insurance Company	485	1,159	1,159
The Cincinnati Casualty Company	19	54	54
The Cincinnati Indemnity Company	7	15	15
The Cincinnati Life Insurance Company	99	190	190
CinFin Capital Management Company	2	3	3
Cincinnati Financial Corporation	162	278	278

Total	774	1,699	1,699

Nonredeemable preferred stocks:
The Cincinnati Insurance Company	20	25	25
The Cincinnati Casualty Company	0	0	0
The Cincinnati Indemnity Company	0	0	0
The Cincinnati Life Insurance Company	0	0	0
Cincinnati Financial Corporation	7	8	8

Total	27	33	33

Total equity securities	$1,945	$7,498	$7,498

Other invested assets:
Mortgage loans on real estate:
The Cincinnati Life Insurance Company	$1	XXXX	$1

Real estate:		XXXX
The Cincinnati Life Insurance Company	3	XXXX	3

Policy loans:		XXXX
The Cincinnati Life Insurance Company	27	XXXX	27

Notes receivable:		XXXX
Cincinnati Financial Corporation	7	XXXX	7

Total other invested assets	$38	XXXX	$38

Total investments	$6,837	XXXX	$12,677

2004 10-K Page 94

Schedule II

Cincinnati Financial Corporation (parent company only)
Condensed Balance Sheets

	Years ended December 31,
(In millions)	2004	2003

ASSETS
Cash	$28	$6
Fixed maturities, at fair value	150	282
Equity securities, at fair value	2,680	4,553
Other invested assets	7	5
Investment income receivable	17	27
Equity in net assets of subsidiaries	4,732	3,287
Land, building and equipment	77	79
Prepaid federal income tax	21	0
Other assets	14	10
Due from subsidiaries	63	7

Total assets	$7,789	$8,256

LIABILITIES
Notes payable	$0	$152
Dividends declared but unpaid	46	40
Current federal income tax	0	9
Deferred federal income tax	688	1,308
6.9% senior debentures due 2028	420	420
6.125% senior notes due 2034	371	0
Other liabilities	15	10
Due to subsidiaries	0	113

Total liabilities	1,540	2,052

SHAREHOLDERS’ EQUITY
Common stock	370	352
Other shareholders’ equity	5,879	5,852

Total shareholders’ equity	6,249	6,204

Total liabilities and shareholders’ equity	$7,789	$8,256

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 69.

2004 10-K Page 95

Schedule II (Continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Income

	Years ended December 31,
(In millions)	2004	2003	2002

REVENUES
Dividends from subsidiaries	$175	$50	$100
Investment income, net of expenses	110	131	126
Realized gains (losses) on investments	18	(23)	(21)
Other revenue	9	7	10

Total revenues	312	165	215

EXPENSES
Interest expense	36	33	34
Depreciation expense	3	4	5
Other expenses	14	15	14

Total expenses	53	52	53

INCOME BEFORE INCOME TAXES AND EARNINGS OF SUBSIDIARIES	259	113	162

Income tax provision (benefit)	3	(1)	(2)

NET INCOME BEFORE EARNINGS OF SUBSIDIARIES	256	114	164

Increase in undistributed earnings of subsidiaries	328	260	74

NET INCOME	$584	$374	$238

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 69.

2004 10-K Page 96

Schedule II (Continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Cash Flows

	Years ended December 31,
(In millions)	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$584	$374	$238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3	4	5
Realized (gains) losses on investments	(18)	23	21
Changes in:
Investment income receivable	10	1	(1)
Current federal income taxes	(30)	(2)	11
Deferred income taxes	20	(10)	(21)
Other assets	(2)	(1)	3
Other liabilities	6	2	11
Undistributed earnings of subsidiaries	(328)	(260)	(74)

Net cash provided by operating activities	245	131	193

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed-maturity investments	193	50	22
Maturity of fixed-maturity investments	50	71	47
Sale of equity security investments	36	8	11
Purchase of fixed-maturity investments	(116)	(47)	(55)
Purchase of equity security investments	(196)	(33)	(63)
Investment in buildings and equipment	(1)	(1)	(1)
Net investment in other invested assets	(1)	2	0

Net cash (used in) provided by investing activities	(35)	50	(39)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 6.125% senior notes	371	0	0
Debt issuance costs for 6.125% senior notes	(4)	0	0
Decrease in notes payable	(152)	0	0
Payment of cash dividends	(177)	(156)	(142)
Purchase of treasury shares	(66)	(55)	(42)
Treasury shares reissued for stock options	7	0	0
Proceeds from stock options exercised	3	6	10
Net transfers to subsidiaries	(170)	28	10

Net cash used in financing activities	(188)	(177)	(164)

Net increase (decrease) in cash	22	4	(10)
Cash at beginning of year	6	2	12

Cash at end of year	$28	$6	$2

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 69.

2004 10-K Page 97

Schedule III

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information

	Years ended December 31,
(In millions)	2004	2003	2002

Deferred policy acquisition costs:
Commercial lines insurance	$218	$207	$180
Personal lines insurance	88	80	74

Total property casualty insurance	306	287	254
Life insurance	94	85	89

Total	$400	$372	$343

Future policy benefits, losses, claims and expense losses:
Commercial lines insurance	$3,016	$2,933	$2,720
Personal lines insurance	498	453	430

Total property casualty insurance	3,514	3,386	3,150
Life insurance	1,213	1,040	929

Total (1)	$4,727	$4,426	$4,079

Unearned premiums:
Commercial lines insurance	$1,112	$1,037	$948
Personal lines insurance	425	407	369

Total property casualty insurance	1,537	1,444	1,317
Life insurance	2	2	2

Total (1)	$1,539	$1,446	$1,319

Other policy claims and benefits payable:
Commercial lines insurance	$0	$0	$0
Personal lines insurance	0	0	0

Total property casualty insurance	0	0	0
Life insurance	15	14	14

Total (1)	$15	$14	$14

Premium revenues:
Commercial lines insurance	$2,126	$1,908	$1,721
Personal lines insurance	793	745	670

Total property casualty insurance	2,919	2,653	2,391
Life insurance	101	95	87

Total	$3,020	$2,748	$2,478

2004 10-K Page 98

Schedule III (Continued)

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information

	Years ended December 31,
(In millions)	2004	2003	2002

Investment income, net of expenses:
Commercial lines insurance	$0	$0	$0
Personal lines insurance	0	0	0

Total property casualty insurance (3)	289	245	234
Life insurance	91	89	86

Total	$380	$334	$320

Benefits, claims losses and settlement expenses:
Commercial lines insurance	$1,154	$1,218	$1,210
Personal lines insurance	599	579	535

Total property casualty insurance	1,753	1,797	1,745
Life insurance	95	91	83

Total	$1,848	$1,888	$1,828

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$448	$398	$363
Personal lines insurance	162	160	141

Total property casualty insurance	610	558	504
Life insurance	16	15	15

Total (2)	$626	$573	$519

Other operating expenses:
Commercial lines insurance	$187	$124	$87
Personal lines insurance	71	34	46

Total property casualty insurance	258	158	133
Life insurance	36	38	38

Total (2)	$294	$196	$171

Written premiums:
Commercial lines insurance	$2,186	$2,031	$1,905
Personal lines insurance	811	784	708

Total property casualty insurance	2,997	2,815	2,613
Accident health insurance	3	3	3

Total	$3,000	$2,818	$2,616

Notes to Schedule III:

(1) The sum of future policy benefits, losses, claims and expense losses, unearned premium and other policy claims and other policy claims and benefits payable is equal to the sum of loss and loss expense, life policy reserves and unearned premiums reported in the company’s consolidated balance sheets.

(2) The sum of amortization of deferred policy acquisition costs and other operating expenses is equal to the sum of Commissions; Other operating expenses; Taxes, licenses and fees; Increase in deferred acquisition costs; and Other expenses shown in the consolidated statements of income, less other expenses not applicable to the above insurance segments.

(3) This segment information is not regularly allocated to segments and reviewed by company management in making decisions about resources to be allocated to the segments or to assess their performance.

2004 10-K Page 99

Schedule IV

Cincinnati Financial Corporation and Subsidiaries
Reinsurance

	Years ended December 31,
(Dollars in millions)	2004	2003	2002

Gross premiums:
Life insurance in force	$44,916	$38,486	$32,480

Earned premiums
Commercial lines insurance	2,246	$2,046	$1,969
Personal lines insurance	816	762	692

Total property casualty insurance	3,062	2,808	2,661
Life insurance	138	125	112

Total	$3,200	$2,933	$2,773

Ceded to other companies:
Life insurance in force	$28,196	$23,296	$18,529

Earned premiums
Commercial lines insurance	$148	$193	$307
Personal lines insurance	27	18	23

Total property casualty insurance	175	211	330
Life insurance	37	30	24

Total	$212	$241	$354

Assumed from other companies:
Life insurance in force	$5	$6	$6

Earned premiums
Commercial lines insurance	$28	$55	$59
Personal lines insurance	4	1	1

Total property casualty insurance	32	56	60
Life insurance	0	0	0

Total	$32	$56	$60

Net premiums:
Life insurance in force	$16,725	$15,196	$13,957

Earned premiums
Commercial lines insurance	$2,126	$1,908	$1,721
Personal lines insurance	793	745	670

Total property casualty insurance	2,919	2,653	2,391
Life insurance	101	95	87

Total	$3,020	$2,748	$2,478

Percentage of amount assumed to net:
Life insurance in force	0.0%	0.0%	0.0%

Earned premiums
Commercial lines insurance	1.3%	2.9%	3.4%
Personal lines insurance	0.5%	0.2%	0.2%
Total property casualty insurance	1.1%	2.1%	2.5%
Life insurance	0.1%	0.1%	0.1%
Total	1.1%	2.0%	2.4%

2004 10-K Page 100

Schedule V

Cincinnati Financial Corporation and Subsidiaries
Valuation and Qualifying Accounts

	Years ended December 31,
(In millions)	2004	2003	2002

Allowance for doubtful receivables:
Balance at beginning of period	$0	$1	$1
Additions charged to costs and expenses	0	0	0
Other additions	0	0	0
Deductions	0	(1)	0

Balance at end of period	$0	$0	$1

2004 10-K Page 101

Schedule VI

Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations

	Years ended December 31,
(In millions)	2004	2003	2002

Deferred policy acquisition costs:
Commercial lines insurance	$218	$207	$180
Personal lines insurance	88	80	74

Total	$306	$287	$254

Reserves for unpaid claims and claim adjustment expenses:
Commercial lines insurance	$3,016	$2,933	$2,720
Personal lines insurance	498	453	430

Total	$3,514	$3,386	$3,150

Reserve discount deducted	$0	$0	$0

Unearned premiums:
Commercial lines insurance	$1,112	$1,037	$948
Personal lines insurance	425	407	369

Total	$1,537	$1,444	$1,317

Earned premiums:
Commercial lines insurance	$2,126	$1,908	$1,721
Personal lines insurance	793	745	670

Total	$2,919	$2,653	$2,391

Investment income:
Commercial lines insurance (1)	$0	$0	$0
Personal lines insurance (1)	0	0	0

Total	$289	$245	$234

2004 10-K Page 102

Schedule VI (Continued)

Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations

	Years ended December 31,
(In millions)	2004	2003	2002

Loss and loss expenses incurred related to current accident year:
Commercial lines insurance (1)	$0	$0	$0
Personal lines insurance (1)	0	0	0

Total	$1,949	$1,878	$1,790

Loss and loss expenses incurred related to prior accident years:
Commercial lines insurance (1)	$0	$0	$0
Personal lines insurance (1)	0	0	0

Total	$(196)	$(80)	$(45)

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$448	$398	$363
Personal lines insurance	162	160	141

Total	$610	$558	$504

Paid losses and loss expenses:
Commercial lines insurance	$1,062	$1,003	$981
Personal lines insurance	559	558	508

Total	$1,621	$1,561	$1,489

Written premiums:
Commercial lines insurance	$2,186	$2,031	$1,905
Personal lines insurance	811	784	708

Total	$2,997	$2,815	$2,613

Note to Schedule VI:

(1) This segment information is not regularly allocated to segments and not reviewed by company management in making decisions about resources to be allocated to the segments or to assess their performance.

2004 10-K Page 103

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cincinnati Financial Corporation

/S/ Kenneth W. Stecher

By:	Kenneth W. Stecher
Title:	Chief Financial Officer, Senior Vice President, Secretary
and Treasurer
Date:	March 4, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ John J. Schiff, Jr. John J. Schiff, Jr.	Chairman, President, Chief Executive Officer and Director	March 4, 2005
/S/ Kenneth W. Stecher Kenneth W. Stecher	Chief Financial Officer, Senior Vice President, Secretary and Treasurer (Principal Accounting Officer)	March 4, 2005
/S/ William F. Bahl William F. Bahl	Director	March 4, 2005
/S/ James E. Benoski James E. Benoski	Vice Chairman, Chief Insurance Officer and Director	March 4, 2005
/S/ Michael Brown Michael Brown	Director	March 4, 2005
/S/ Dirk J. Debbink Dirk J. Debbink	Director	March 4, 2005
/S/ Kenneth C. Lichtendahl Kenneth C. Lichtendahl	Director	March 4, 2005
/S/ W. Rodney McMullen W. Rodney McMullen	Director	March 4, 2005
/S/ Gretchen W. Price Gretchen W. Price	Director	March 4, 2005
/S/ Thomas R. Schiff Thomas R. Schiff	Director	March 4, 2005
/S/ Frank J. Schultheis Frank J. Schultheis	Director	March 4, 2005
/S/ John M. Shepherd John M. Shepherd	Director	March 4, 2005
/S/ Douglas S. Skidmore Douglas S. Skidmore	Director	March 4, 2005
/S/ Larry R. Webb Larry R. Webb	Director	March 4, 2005
/S/ E. Anthony Woods E. Anthony Woods	Director	March 4, 2005

2004 10-K Page 104

Index of Exhibits

Exhibit No.	Exhibit Description

3.1	Amended Articles of Incorporation of Cincinnati Financial Corporation (1)

3.2	Regulations of Cincinnati Financial Corporation (2)

10.1	Agreement with Messer Construction

10.2	Indenture with The Bank of New York Trust Company (3)

10.3	Stock Repurchase Agreement with Robert C. Schiff, Trustee, Robert C. Schiff Revocable Trust originally dated November 21, 2001

10.4	Purchase Agreement with J.P. Morgan Securities Inc. and UBS Securities LLC (4)

10.5	2003 Non-Employee Directors’ Stock Plan (5)

10.6	Cincinnati Financial Corporation Stock Option Plan No. V (7)

10.7	Cincinnati Financial Corporation Stock Option Plan No. VI (8)

10.8	Cincinnati Financial Corporation Stock Option Plan No. VII (9)

10.9	Director and Named Executive Officer Compensation Summary

10.10	Standard Form of Option Agreement for Stock Option Plan No. V

10.11	Standard Form of Option Agreement for Stock Option Plan No. VI

10.12	Standard Form of Option Agreement for Stock Option Plan No. VII

10.13	Cincinnati Financial Corporation Stock Option Plan No. VIII (5)

10.14	Registration Rights Agreement with J.P. Morgan Securities Inc. and UBS Securities LLC (3)

10.15	Supplemental Indenture with The Bank of New York Trust Company (3)

11
Statement of re computation of per share earnings for the years ended December 31, 2004, 2003 and 2002, contained in Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of this report, Page 85

14	Cincinnati Financial Corporation Code of Ethics for Senior Financial Officers (6)

21	Cincinnati Financial Corporation Subsidiaries contained in Part I, Item 1 of this report, Page 1

23	Consent of Independent Registered Public Accounting Firm, Page 106

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer, Page 107

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer, Page 108

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, Page 109

(1)	Incorporated by reference to the 1999 Annual Report on Form 10-K dated March 23, 2000.

(2)	Incorporated by reference to Registrant’s Definitive Proxy Statement dated March 2, 1992, Exhibit 2.

(3)	Incorporated by reference to the Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034.

(4)	Incorporated by reference to the Current Report on Form 8-K dated November 1, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034.

(5)	Incorporated by reference to Registrant’s Definitive Proxy Statement to be filed with respect to its 2005 Annual Meeting of Shareholders.

(6)	Incorporated by reference to Registrant’s Definitive Proxy Statement dated March 18, 2004.

(7)	Incorporated by reference to Registrant’s Definitive Proxy Statement dated March 2, 1996.

(8)	Incorporated by reference to Registrant’s Definitive Proxy Statement dated March 1, 1999.

(9)	Incorporated by reference to Registrant’s Definitive Proxy Statement dated March 8, 2002.

2004 10-K Page 105