Form 10-Q
period 2005-03-31
CINCINNATI FINANCIAL CORP
filed 2005-05-09
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

☑ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☑ Yes ☐ No

As of April 29, 2005, there were 175,433,843 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2005

2	Cincinnati Financial Corporation Form 10-Q for the Quarter Ended March 31, 2005

Part I – Financial Information

Item 1. Financial Statements

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in millions except per share data)	2005	2004
	(unaudited)
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2005—$5,181; 2004—$4,854)	$5,345	$5,141
Equity securities, at fair value (cost: 2005—$1,932; 2004—$1,945)	7,085	7,498
Other invested assets	39	38
Cash	117	306
Investment income receivable	107	107
Finance receivable	94	95
Premiums receivable	1,156	1,119
Reinsurance receivable	705	680
Prepaid reinsurance premiums	15	15
Deferred policy acquisition costs	418	400
Property and equipment, net, for company use (accumulated depreciation: 2005—$212; 2004—$206)	158	156
Other assets	80	75
Separate accounts	479	477

Total assets	$15,798	$16,107

Liabilities
Insurance reserves
Loss and loss expense reserves	$3,597	$3,549
Life policy reserves	1,241	1,194
Unearned premiums	1,584	1,539
Other liabilities	443	474
Deferred income tax	1,656	1,834
6.125% senior notes due 2034	371	371
6.90% senior debentures due 2028	420	420
Separate accounts	479	477

Total liabilities	9,791	9,858

Shareholders’ equity
Common stock, par value—$2 per share; authorized 200 million shares; issued: 2005—194 million shares, 2004—185 million shares	389	370
Paid-in capital	961	618
Retained earnings	1,790	2,057
Accumulated other comprehensive income—unrealized gains on investments and derivatives	3,453	3,787
Treasury stock at cost (2005—19 million shares, 2004—18 million shares)	(586)	(583)

Total shareholders’ equity	6,007	6,249

Total liabilities and shareholders’ equity	$15,798	$16,107

Accompanying notes are an integral part of this statement.

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended March 31, 2005	3

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Income

	Three months ended March 31,
(In millions except per share data)	2005	2004
	(unaudited)
Revenues
Earned premiums
Property casualty	$753	$716
Life	23	24
Investment income, net of expenses	127	120
Realized investment gains and losses	9	7
Other income	4	3

Total revenues	916	870

Benefits and expenses
Insurance losses and policyholder benefits	481	434
Commissions	150	161
Other operating expenses	67	62
Taxes, licenses and fees	17	19
Increase in deferred policy acquisition costs	(11)	(18)
Interest expense	13	8
Other expenses	4	3

Total benefits and expenses	721	669

Income before income taxes	195	201

Provision (benefit) for income taxes
Current	50	48
Deferred	1	7

Total provision for income taxes	51	55

Net income	$144	$146

Per common share
Net income—basic	$0.82	$0.83
Net income—diluted	$0.81	$0.82

Accompanying notes are an integral part of this statement.

4	Cincinnati Financial Corporation Form 10-Q for the Quarter Ended March 31, 2005

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

	Three months ended March 31,
(In millions)	2005	2004
	(unaudited)
Common stock — Number of shares
Beginning of period	167	168
5% stock dividend	9	8

End of period	176	176

Common stock
Beginning of period	$370	$352
5% stock dividend	19	18

End of period	389	370

Treasury stock
Beginning of period	(583)	(524)
Purchase	(5)	(11)
Reissued for stock options	2	2

End of period	(586)	(533)

Paid-in capital
Beginning of period	618	306
5% stock dividend	341	343
Stock options exercised	2	1

End of period	961	650

Retained earnings
Beginning of period	2,057	1,986
Net income	144	146
5% stock dividend	(360)	(361)
Dividends declared	(51)	(44)

End of period	1,790	1,727

Accumulated other comprehensive income
Beginning of period	3,787	4,084
Change in other accumulated comprehensive income, net	(334)	(99)

End of period	3,453	3,985

Total shareholders’ equity	$6,007	$6,199

Comprehensive income
Net income	$144	$146
Change in other accumulated comprehensive income, net	(334)	(99)

Total comprehensive income (loss)	$(190)	$47

Accompanying notes are an integral part of this statement.

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended March 31, 2005	5

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
(In millions)	2005	2004
	(unaudited)
Cash flows from operating activities
Net income	$144	$146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7	8
Realized (gains) losses on investments	(9)	(7)
Interest credited to contract holders	7	6
Changes in:
Investment income receivable	0	4
Premiums and reinsurance receivable	(62)	(95)
Deferred policy acquisition costs	(11)	(10)
Other assets	(6)	(9)
Loss and loss expense reserves	48	44
Life policy reserves	22	25
Unearned premiums	45	83
Other liabilities	(68)	105
Deferred income tax	1	7
Current income tax	32	(7)

Net cash provided by operating activities	150	300

Cash flows from investing activities
Sale of fixed maturities investments	47	25
Call or maturity of fixed maturities investments	263	236
Sale of equity securities investments	40	22
Collection of finance receivables	8	7
Purchase of fixed maturities investments	(639)	(392)
Purchase of equity securities investments	(7)	(62)
Investment in property and equipment	(10)	(4)
Investment in finance receivables	(8)	(13)
Investment in other invested assets	(1)	(2)

Net cash used in investing activities	(307)	(183)

Cash flows from financing activities
Payment of cash dividends to shareholders	(46)	(40)
Purchase of treasury shares, net of reissuance	(3)	(9)
Increase in notes payable	0	3
Proceeds from stock options exercised	2	1
Contract holder funds deposited	26	11
Contract holder funds withdrawn	(11)	(12)

Net cash used in financing activities	(32)	(46)

Net increase (decrease) in cash	(189)	71
Cash at beginning of period	306	91

Cash at end of period	$117	$162

Supplemental disclosures of cash flow information:
Interest paid	$0	$1
Income taxes paid	18	55
Conversion of fixed maturity to equity security investments	12	6

Accompanying notes are an integral part of this statement.

6	Cincinnati Financial Corporation 10-Q for the Quarter Ended March 31, 2005

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The December 31, 2004, consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures herein required by accounting principles generally accepted in the United States of America.

The March 31, 2005, condensed consolidated financial statements of the company are unaudited. The company believes that all adjustments (consisting only of normal recurring accruals) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily an indication of results to be expected for the remainder of the year. Per share amounts have been adjusted for the 5 percent stock dividends paid April 26, 2005, and June 15, 2004.

Investments

Fixed maturities (bonds, redeemable preferred stocks and notes) and equity securities (common and non-redeemable preferred stocks) have been classified as available for sale and are stated at fair values at March 31, 2005, and December 31, 2004.

At March 31, 2005, unrealized investment gains before taxes totaled $5,385 billion and unrealized investment losses in the investment portfolio amounted to $68 million. The unrealized gains were primarily due to the company’s holdings in Fifth Third Bancorp (Nasdaq: FITB) and Alltel Corporation (NYSE:AT) common stock. The change in unrealized gains and losses on investments, net of taxes, described in the following table, is included in shareholders’ equity as accumulated other comprehensive income. The change in fixed maturities unrealized gains and losses for the first quarter ended March 31, 2005, was due primarily to interest-rate driven fair value fluctuations in the fixed maturity portfolio. The change in equity securities unrealized gains and losses for the first quarter ended March 31, 2005, was due primarily to the decline in Fifth Third’s market value.

	Three months ended March 31,
(In millions)	2005	2004

Change in unrealized investment gains and losses summarized by investment category:
Fixed maturities	$(123)	$56
Equity securities	(400)	(206)
Adjustment to deferred acquisition costs and life policy reserves	4	(4)
Other	6	1

Total	$(513)	$(153)

Realized gains and losses on investments are recognized in net income on a specific identification basis. See Investment Portfolio, Page 27, for additional discussion of the investment portfolio. Other-than-temporary declines in the fair value of investments are recognized in net income as realized investment losses at the time when facts and circumstances indicate such write-downs are warranted. In the three-month period ended March 31, 2005, the company recorded no other-than-temporary impairment charges, compared with $3 million in other-than-temporary impairment charges in the comparable prior-year period (see Investments Results of Operations, Page 24, for discussion of the impairment charges).

Cincinnati Financial Corporation 10-Q for the Quarter Ended March 31, 2005	7

Reinsurance

In the accompanying condensed consolidated statements of income, earned premiums and incurred losses consisted of the following:

	Three months ended March 31,
(In millions)	2005	2004

Direct earned premiums	$820	$777
Assumed earned premiums	8	9
Ceded earned premiums	(52)	(46)

Net earned premiums	$776	$740

Direct loss and loss expenses incurred	$532	$453
Assumed loss and loss expenses incurred	6	9
Ceded loss and loss expenses incurred	(57)	(28)

Net loss and loss expenses incurred	$481	$434

The rise in reinsurance recoverables at March 31, 2005, primarily reflected a previously announced single large loss in January 2005. The $48 million loss, which was insufficiently covered through the company's facultative reinsurance programs, resulted in a $24 million incurred loss, net of reinsurance of $24 million.

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

The company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below had compensation cost for the company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation.”

		Three months ended March 31,
(In millions except per share data)		2005	2004

Net income	As reported	$144	$146
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		3	3

	Pro forma	$141	$143

Net income per common share—basic	As reported	$0.82	$0.83
	Pro forma	0.80	0.81

Net income per common share—diluted	As reported	$0.81	$0.82
	Pro forma	0.79	0.80

In determining the pro forma amounts above, the fair value of each option was estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in the three months ended March 31, 2005 and 2004, respectively: dividend yield of 2.70 and 2.54 percent; expected volatility of 25.61 percent and 25.91 percent; risk-free interest rates of 4.62 percent and 4.30 percent; and expected lives of 10 years for all periods. Compensation expense in the pro forma disclosures is not indicative of future amounts as additional grants generally are made each year and options granted under the company’s options plans vest over three years.

8	Cincinnati Financial Corporation 10-Q for the Quarter Ended March 31, 2005

Pension Plan

The measurement date for the company’s pension plan is December 31. The following summarizes the components of net periodic pension costs:

	Three months ended March 31,
(In millions)	2005	2004

Service cost	$3	$3
Interest cost	3	2
Expected return on plan assets	(3)	(3)
Amortization of actuarial gain	—	0

Net pension expense	$3	$2

As of March 31, 2005, no contribution had been made to the pension plan during 2005; however, the company continues to anticipate contributing $10 million in 2005, as indicated in the 2004 Annual Report on Form 10-K.

Reclassifications

Certain prior-period amounts have been reclassified to conform with the current-period classifications.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 123(R)

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123(R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25. Among other items, SFAS No. 123(R) eliminates the use of APB Opinion No. 25 and the intrinsic value method of accounting and requires companies to recognize the cost of associate services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123(R) was the first reporting period beginning after June 15, 2005, which is the third quarter of 2005 for calendar year companies, although early adoption is allowed. On April 21, 2005, the Securities and Exchange Commission amended the effective date, stating that companies can choose implementation in either the reporting period beginning after June 15, 2005, or December 15, 2005. SFAS No. 123(R) permits companies to adopt its requirements using either a modified prospective or a modified retrospective method. The company currently utilizes a standard option-pricing model (binomial option-pricing model) to measure the fair value of stock options granted to associates. While SFAS No. 123(R) permits companies to continue to use such a model, the standard also permits the use of a lattice model. The company has not yet determined which model it will use to measure the fair value of associate stock options upon the adoption of SFAS No. 123(R).

Management continues to evaluate the choice of dates for adoption of SFAS 123(R) and the adoption method to be used. Subject to a complete review of the requirements of SFAS No. 123(R), based on stock options granted to associates through March 2005, the company estimates that the adoption of SFAS No. 123(R) would reduce 2005 net income per share by approximately 8 cents per share.

Emerging Issues Task Force in Issue 03-1

In March 2004, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Applications to Certain Investments” (EITF 03-1). The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and cost method investments. The basic model developed to evaluate whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired involves a three-step process including: 1) determining whether an investment is impaired (fair value less amortized cost); 2) evaluating whether the impairment is other-than-temporary and 3) requiring recognition of an impairment equal to the difference between the investment’s cost and fair value. In September 2004, the FASB issued Staff Position (FSP) No. EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01.” This FSP delays the effective date of the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 and, as of the date of this filing, the FASB had not yet issued guidance on the adoption or effective date of FSP No. EITF Issue 03-1-1. The amount of any other-than-temporary impairment that may need to be recognized in the future will depend on market conditions and management’s intent and ability to hold any such impaired securities.

Subsequent Events

On April 22, 2005, the company completed its exchange of outstanding 6.125% senior notes due 2034 for up to $375 million aggregate principal amount of newly issued 6.125% series B senior notes due 2034, which are

Cincinnati Financial Corporation 10-Q for the Quarter Ended March 31, 2005	9

substantially identical to the old 6.125% senior notes except that they have been registered under the Securities Act of 1933, as amended. As of the expiration of the exchange offer, $364.5 million aggregate principal amount of the outstanding notes had been tendered and accepted for exchange. That transaction had no effect on the company’s financial statements.

On May 9, 2005, we completed our offer to exchange outstanding 6.90% senior debentures due 2028 for up to $420 million aggregate principal amount of newly issued 6.92% senior debentures due 2028. Alternatively, we had offered to repurchase up to $420 million aggregate principal amount of our outstanding 6.90% senior debentures due 2028. In the transaction, holders of $392.3 million aggregate principal amount of the 6.90% senior debentures opted to exchange their bonds for newly issued 6.92% senior debentures. The issuance of $392.3 million aggregate principal amount of 6.92% senior debentures will increase interest expense by approximately $78,000 annually.

In addition, holders of $68,000 aggregate principal amount of the 6.90% senior debentures opted for repurchase. Pursuant to the rescission offer, holders received $1,032 per $1,000 principal amount of bonds tendered for repurchase (representing the original price paid for the bond plus accrued interest from the last interest payment date), or a total of $70,202 for all of the bonds tendered for repurchase.

As a result, management believes the company’s balance sheets as of June 30, 2005, will reflect three senior debt issues. The total of the aggregate principal amounts of the three debt issues would be unchanged from the total at March 31, 2005:

•	$392 million aggregate principal amount of 6.92% senior debentures due 2028

•	$28 million aggregate principal amount of 6.90% senior debentures due 2028

•	$375 million aggregate principal amount of 6.125% senior notes due 2034

None of the notes are encumbered by rating triggers.

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

Revenues are primarily from unaffiliated customers.

•	Revenue for all three insurance segments consists of insurance premiums earned. Life insurance segment revenue also includes fees from separate account investment management fees

•	Investment operations segment revenue consists of pretax net investment income plus realized investment gains and losses

•	Other revenue is primarily finance/lease income

Income (loss) before income taxes for each segment is based on the nature of that business area’s operations:

•	Income before income taxes for the insurance segments is defined as underwriting income (loss)

o	Commercial lines and personal lines insurance segments — underwriting income (loss) is premiums earned minus loss and loss expenses incurred or policyholder benefits and underwriting expenses

o	Life insurance segment — underwriting income (loss) is premiums earned and separate account investment management fees, less contract holder benefits incurred and expenses incurred, plus investment interest credited to contract holders

•	Income before income taxes for the investment operations segment is net investment income plus realized investment gains and losses for all fixed maturity and equity security investments of the entire company, less interest credited to contract holders of the life insurance segment.

•	Loss before income taxes for the Other category is primarily due to interest expense from debt of the parent company and operating expenses of the company’s headquarters

Identifiable assets by segment are those assets used in the respective segment’s operations. Identifiable assets are not separately reported for two reportable segments – commercial lines and personal lines of property casualty

10	Cincinnati Financial Corporation 10-Q for the Quarter Ended March 31, 2005

insurance – because company management does not use this measure to analyze those segments. All fixed maturity and equity security investment assets, regardless of ownership, are included in the investment operations segment.

Segment information is summarized in the following table:

	Three months ended March 31,
(In millions)	2005	2004

Revenues:
Commercial lines insurance
Commercial multi-peril	$197	$186
Workers compensation	79	75
Commercial auto	113	110
Other liability	106	94
Other commercial lines	56	54

Total commercial lines insurance	551	519

Personal lines insurance
Personal auto	111	113
Homeowner	70	64
Other personal lines	21	20

Total personal lines insurance	202	197

Life insurance	23	24
Investment operations	136	127
Other	4	3

Total	$916	$870

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$69	$91
Personal lines insurance	15	2
Life insurance	2	2
Investment operations	123	116
Other	(14)	(10)

Total	$195	$201

	March 31,	December 31,
	2005	2004

Identifiable assets:
Property casualty insurance	$2,249	$2,317
Life insurance	812	837
Investment operations	12,537	12,746
Other	200	207

Total	$15,798	$16,107

Cincinnati Financial Corporation 10-Q for the Quarter Ended March 31, 2005	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion highlights significant factors influencing the consolidated results of operations and financial position of Cincinnati Financial Corporation (CFC). It should be read in conjunction with the consolidated financial statements and related notes included in the company’s 2004 Annual Report on Form 10-K. Unless otherwise noted, estimated industry data are referenced from materials presented on a statutory basis by A.M. Best Co., a leading insurance industry statistical, analytical and financial strength rating organization. Statutory data for the company is labeled as such; all other company data is presented on a GAAP basis.

Dollar amounts are rounded to millions; calculations of percent changes are based on whole dollar amounts. Per share amounts have been adjusted for the 5 percent stock dividends paid April 26, 2005, and June 15, 2004.

SAFE HARBOR STATEMENT

This is a “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Certain forward-looking statements contained herein involve potential risks and uncertainties. We believe future results could differ materially from those discussed. Factors that could cause or contribute to such differences include, but are not limited to:

•	Unusually high levels of catastrophe losses due to changes in weather patterns, environmental events, terrorism incidents or other causes

•	Ability to obtain adequate reinsurance on acceptable terms, amount of reinsurance purchased and financial strength of reinsurers

•	Increased frequency and/or severity of claims

•	Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:

o	Downgrade of the company’s financial strength ratings,

o	Concerns that doing business with the company is too difficult or

o	Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace

•	Insurance regulatory actions, legislation or court decisions or legal actions that increase expenses or place us at a disadvantage in the marketplace

•	Delays in the development, implementation, performance and benefits of technology projects and enhancements

•	Inaccurate estimates or assumptions used for critical accounting estimates, including loss reserves

•	Events that reduce the company’s ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002 in the future

•	Recession or other economic conditions or regulatory, accounting or tax changes resulting in lower demand for insurance products

•	Sustained decline in overall stock market values negatively affecting the company’s equity portfolio, in particular a sustained decline in the market value of Fifth Third Bancorp shares, a significant equity holding

•	Events that lead to a significant decline in the value of a particular security and impairment of the asset

•	Prolonged low interest rate environment or other factors that limit the company’s ability to generate growth in investment income

•	Adverse outcomes from litigation or administrative proceedings

•	Effect on the insurance industry as a whole, and thus on the company’s business, of the actions undertaken by the Attorney General of the State of New York and other regulators against participants in the insurance industry, as well as any increased regulatory oversight that might result from the suit

•	Limited flexibility in conducting investment activities if the restrictions imposed by the Investment Company Act of 1940 were to become applicable to the parent company or the application for exemptive relief is not approved

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

12	Cincinnati Financial Corporation 10-Q for the Quarter Ended March 31, 2005

such as recent measures affecting corporate financial reporting and governance. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

Readers are cautioned that the company undertakes no obligation to review or update the forward-looking statements included herein.

Results of Operations

Overview — Cincinnati Financial Corporation Consolidated First-quarter Highlights

	Three months ended March 31,
(Dollars in millions except per share data)	2005	2004	Change %

Revenues	$916	$870	5.3
Net income	144	146	(1.2)

Per share data (diluted):
Net income	$0.81	$0.82	(1.2)
Book value	$34.21	$35.10	(2.5)

Return on equity	9.4%	9.4%
Return on equity based on comprehensive income	(12.3%)	3.0%

The consolidated results of operations reflect the operating results of each of our four segments along with parent company and other non-insurance activities. The four segments are:

•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Life insurance

•	Investments operations

Highlights of the consolidated results include:

Revenues – Total revenues advanced $46 million, or 5.3 percent, to $916 million, primarily reflecting 5.0 percent growth of consolidated earned premium. Revenues from pretax investment income rose 5.6 percent to $127 million.

Net income – Net income was $144 million, or 81 cents per share, for the first quarter of 2005 compared with $146 million, or 82 cents, in the comparable 2004 quarter. Net income in the first quarter of 2004 included a benefit of $32 million pretax ($21 million, or 11 cents per share, after tax) from the release of reserves for uninsured/underinsured motorist (UM/UIM) losses following a 2003 Ohio Supreme Court decision.

Book value – Book value was $34.21 at March 31, 2005, compared with $35.60 at year-end 2004, as higher retained earnings were more than offset by lower unrealized investment gains.

Comprehensive income – Comprehensive income, which includes the change in unrealized gains and losses on investments, was a negative $190 million in the first quarter of 2005 compared with a positive $47 million in the first quarter of 2004. Annualized return on equity was unchanged over last year’s first quarter. Annualized return on equity based on comprehensive income was a negative 12.3 percent due to the decline in accumulated unrealized gains compared with a positive 3.0 percent in the comparable prior period.

Other considerations – When evaluating ongoing business operations, we take the following into consideration:

•	Realized investment gains and losses – A significant factor in the growth rate of net income in any year can be realized investment gains and losses. We believe it is important to carefully consider the impact of these gains and losses on net income when evaluating the company’s primary business areas: property casualty insurance and life insurance. We believe the level of realized investment gains and losses for any particular period, while it may be material, may obscure the performance of ongoing underlying business operations in that period. While realized investment gains and losses are integral to the company’s insurance operations over the long term, the determination to recognize gains or losses in any period may be subject to our discretion and is independent of the insurance underwriting process. Moreover, under applicable accounting requirements, gains and losses may be recognized from certain changes in fair values of securities without actual realization.

In the first quarter of 2005, the after-tax impact of realized investment gains and losses was to raise net income by $6 million, or 3 cents per share, compared with $4 million, or 3 cents, in last year’s first quarter.

Cincinnati Financial Corporation 10-Q for the Quarter Ended March 31, 2005	13

•	Uninsured motorist/underinsured motorist (UM/UIM) reserve release– Following the Ohio Supreme Court’s late 2003 decision to limit its 1999 Scott-Pontzer v. Liberty Mutual decision, we released $38 million pretax of previously established UM/UIM reserves, adding $25 million, or 15 cents per share, to net income in 2003.

In 2004, we reviewed outstanding UM/UIM claims for which litigation was pending. Those claims represented approximately $37 million in previously established case reserves. During the first quarter of 2004, the company filed motions for dismissal in various jurisdictions for specific claims and we released an additional $32 million in related case reserves. The reserve releases in the first quarter of 2004 added $21 million, or 12 cents per share, to net income. Following the release of those reserves, we stopped separately reporting on UM/UIM-related reserve actions.

•	Option expense – The company estimates that the adoption of SFAS No. 123(R); would reduce 2005 net income per share by approximately 8 cents per share, as disclosed in Note 1 to the Consolidated Financial Statements, Page 9.

•	Effects of inflation – We do not believe that inflation has had a material effect on consolidated results of operations, except to the extent that inflation may affect interest rates and claim costs.

Outlook

Over the long term, our objective is to achieve steady growth while performing as an industry profitability leader. Based on our outlook for the insurance and investment markets and our progress in implementing operating strategies, we had established certain performance targets for 2005. In light of the performance of our personal lines segment in the first quarter of 2005 and heightened competition in the commercial lines market, we have moderated our expectations for 2005 performance:

•	Property casualty written premium growth in the low-single digits. Overall, we now anticipate growth for the property casualty operations in the low single digits. Commercial lines should continue to achieve outstanding results, with written premium growth of approximately 3 percent to 5 percent. We now anticipate a mid-single digit decline in personal lines written premiums in 2005. Our outlook is based on feedback from insurance agents, production results for agencies, market intelligence from our field marketing representatives and account retention trends. We previously had anticipated mid-single digit written premium growth for both the commercial lines and personal lines segments.

•	Combined ratio for the property casualty insurance operations in the range of 93 percent, assuming catastrophe losses contribute approximately 3.5 percentage points to the combined ratio. We continue to anticipate that the commercial lines combined ratio will be in the range of 90 percent. We now believe the personal lines combined ratio will be approximately 100 percent. The consolidated target also assumes that favorable loss reserve development will be in line with historical levels. We previously had anticipated the property casualty combined ratio would be approximately 91 percent.

•	Our investment income growth target of 5 percent to 6 percent pretax remains unchanged. We are comfortable with this growth in part because of the investment of a greater percentage of available cash flow in fixed-income securities during most of 2004 and the first half of 2005.

These anticipated strong operating results should be tempered in 2005 by a $15 million, net of tax, annual increase in interest expense on long-term debt, which rose modestly with the November 2004 issue of $375 million aggregate principal amount of senior notes due 2034. We also had anticipated adopting SFAS No. 123(R), “Share-Based Payment,” which calls for stock option expense to be included as a component of net income, in the third quarter of 2005. As discussed in the Note 1 to the Financial Statements, we are reviewing the timeline for adopting this accounting treatment because the SEC deferred the effective date.

Factors supporting management’s outlook for 2005 are discussed in the Results of Operations for each of the four business segments.

Segment Results of Operations

As described in Note 2, Page 10, we measure profit or loss for our property casualty and life segments based upon underwriting results. Insurance underwriting results (profit or loss) represent net earned premium less loss and loss expenses and underwriting expenses on a pretax basis. We also measure aspects of the performance of the commercial lines and personal lines segments on a combined property casualty insurance operations basis. Underwriting results and segment pretax operating income are not a substitute for net income determined in accordance with GAAP.

For the combined property casualty insurance operations as well as the commercial lines and personal lines segments, statutory accounting data and ratios are key performance indicators that we use to assess business trends and to make comparisons to industry results, since GAAP-based industry data generally is not readily available.

14	Cincinnati Financial Corporation 10-Q for the Quarter Ended March 31, 2005

Statutory accounting data and ratios also are key performance indicators for The Cincinnati Life Insurance Company, the life insurance subsidiary.

Investments held by the parent company and non-insurance subsidiaries and the investment portfolios for the property casualty and life insurance subsidiaries are managed and reported as the investments segment, separate from the underwriting businesses. Net investment income and net realized investment gains and losses for the company’s investment portfolios are discussed in the investments segment discussion.

The following sections review results of operations for the combined property casualty insurance operations and, separately, for each of the company’s four reportable segments (see Commercial Lines Results of Operations, Page 17, Personal Lines Results of Operations, Page 20, Life Insurance Results of Operations, Page 23, and Investments Results of Operations, Page 24).

Property Casualty Insurance Operations

Overview — First-quarter Highlights

	Three months ended March 31,
(Dollars in millions)	2005	2004	Change %

Earned premiums	$753	$716	5.2
Loss and loss expenses excluding catastrophes	456	411	10.8
Catastrophe loss and loss expenses	2	1	317.3
Commission expenses	142	154	(7.6)
Underwriting expenses	66	54	21.0
Policyholder dividends	3	3	24.8

Underwriting profit	$84	$93	(9.6)

Combined ratio:
Loss and loss expenses excluding catastrophes	60.5%	57.5%
Catastrophe loss and loss expenses	0.3	0.1

Loss and loss expenses	60.8%	57.6%
Commission expenses	18.9	21.5
Underwriting expenses	8.8	7.6
Policyholder dividends	0.4	0.4

Combined ratio	88.9%	87.1%

Within the property casualty insurance market, the company offers both commercial and personal policies through a network of independent agencies. Highlights of the performance for the combined property casualty insurance operations included:

•	Premiums and growth — First-quarter 2005 growth in earned premium continued to reflect the competitive characteristics we discussed in the Annual Report on Form 10-K, Property Casualty Insurance Operations, Page 1, as well as the slowing of net written premium growth over the past year. First-quarter new business written directly by agencies was $71 million compared with $80 million in last year’s first quarter.

We consider statutory net written premium growth to be a key performance indicator, since it can be used to compare the company’s growth to industry performance, allowing the company to evaluate the success of its strategies. Statutory net written premiums on an adjusted basis rose 2.6 percent in the first quarter of 2005. Statutory net written premiums were adjusted for an actuarial estimate of premiums for policies that were in process but not yet booked at quarter end.

The discussion of the commercial lines and personal lines segments provides additional detail regarding premiums and growth trends.

•	Underwriting results and combined ratio — The first-quarter 2005 combined ratio was 88.9 percent compared with 87.1 percent reported for the first quarter of 2004, which benefited by 4.4 percentage points from the release of UM/UIM reserves. The 1.8 percentage-point increase in the ratio reflected:

o	Increase in the loss and loss expense ratio excluding catastrophes. First-quarter 2005 results included a previously announced single large loss in January that was insufficiently covered through our facultative reinsurance programs. That loss reduced the underwriting profit by $24 million, net of reinsurance and raised the loss and loss expense ratio by 3.2 percentage points.

Cincinnati Financial Corporation 10-Q for the Quarter Ended March 31, 2005	15

o	Slightly higher catastrophe loss ratio. Total catastrophe losses, net of reinsurance, were $2 million in the first quarter of 2005 compared with $1 million in the first quarter of 2004. Catastrophe losses contributed 0.3 percentage points to the property casualty combined ratio compared with 0.1 percentage points a year ago.

o	Lower commission expense ratio. Commission expense declined from last year’s level primarily because of the release of $8 million of 2004 accruals. The release reflected the use of actual 2004 financial data to calculate the contingent commissions paid in 2005. Our 2005 contingent commission accrual reflects the decline in the first-quarter 2005 underwriting profit, our outlook for full-year results and other factors that could impact the contingent commission liability for the year.

o	Increase in the underwriting expense ratio. Underwriting expenses rose over last year’s level due to higher salary expense, largely due to increases in staffing in underwriting and other areas that directly serve agencies, and higher technology-related costs.

On a statutory basis, the first-quarter 2005 property casualty combined ratio was 87.4 percent, compared with the first-quarter 2004 property casualty statutory combined ratio of 85.1 percent, which also included the 4.4 percentage-point benefit from the UM/UIM reserve release. The discussion of the commercial lines and personal lines segments provides additional detail regarding underwriting results and combined ratio trends.

As described in the 2004 Annual Report on Form 10-K, we expect to continue to strengthen our relationships with agencies through the introduction and use of technology that is designed to bring agencies greater efficiencies and to permit associates to spend more time with people and less with paper. During the first quarter of 2005, we made additional progress on our technology initiatives. Those activities and plans for the remainder of the year include:

•	CMS™, a new claims file management system, initially was deployed in late 2003. Field claims associates in all states are using CMS to process all newly reported claims. Planned upgrades for 2005 include agency access to enter information on agency-issued claims checks and agency claims reporting via CMS.

•	WinCPP™, an online rate quoting system for commercial package, commercial auto and workers compensation policies, now is available for agencies in 27 states that account for approximately 97 percent of the company’s total 2004 property casualty premiums. We expect it will be available in all states in which we operate by year-end 2005. Businessowner policy quoting capabilities now have been extended to 10 states, bringing the total to 12.

•	Training for Diamond, our personal lines processing system, was completed for agents in Florida in April 2005. It now is in use in six states representing approximately 62 percent of total 2004 personal lines earned premium volume. System enhancements and training for agents in Georgia, Illinois, Kentucky, Minnesota, Missouri, Tennessee and Wisconsin, representing another 29 percent of personal lines earned premium, are scheduled for the remainder of 2005.

•	I-View, a commercial lines policy imaging and workflow system, was introduced in areas of the commercial lines underwriting department in mid-2004. Approximately 30 percent of commercial lines underwriting teams now are using the system. I-View is expected to be available to all commercial lines underwriters by year-end 2005.

•	For 2005, development and delivery of a full-featured commercial lines policy processing system is the company’s primary business-technology objective. We remain on track to achieve our goal of delivering a full version of the system for businessowners policies to one or more of the company’s high volume states by the end of 2005.

•	CinciBond™, a new automated system to process license and permit surety bonds, was delivered to a small group of Ohio agencies for testing in late 2004. CinciBond enables agents to issue and print bonds at their offices. Responses were positive and delivery to the remaining Ohio agencies and those in several additional states is anticipated during late 2005.

In all cases, the objective is to enhance the level of personal service that the company delivers by automating office functions.

Cincinnati Financial is awarded credit (debt) ratings (see Long- and Short-term Debt, Page 29, for a discussion of the company’s credit ratings), and its insurance subsidiaries are awarded insurer financial strength ratings. The following summarizes our insurer financial strength ratings as of May 9, 2005, which are unchanged from those reported in the 2004 Annual Report on Form 10-K, Financial Strength Ratings, Page 7. Insurer financial strength ratings assess an insurer’s ability to meet its financial obligations to policyholders and do not necessarily address matters that may be important to shareholders.

	Property Casualty Insurance Subsidiaries	Life Insurance Subsidiary
A.M. Best	A++	A+
Fitch Ratings	AA	AA
Moody’s Investors Service	Aa3	—
Standard & Poor’s Rating Services	AA–	AA–

16	Cincinnati Financial Corporation 10-Q for the Quarter Ended March 31, 2005

In 2004, the board of directors and management established parameters around the property casualty company’s strong statutory surplus position that led to some short-term actions. These actions allowed us to remain consistent with our long-term underwriting and equity investing strategies while responding to risk factors that are studied carefully by the ratings agencies.

In addition to reducing property casualty portfolio common stock holdings, adding a $100 million layer to our reinsurance program and beginning to adjust homeowner earthquake deductibles, in the second quarter of 2004, we changed the allocation of new property casualty portfolio investments to reduce the ratio of common stock to statutory surplus (see Investment Portfolio, Page 27, for a discussion of portfolio allocation). The ratio was 101.9 percent at March 31, 2005, compared with 103.5 percent at year-end 2004.

These property casualty actions did not signal a change in our overall investment philosophy. We remain committed to a long-term equity focus that we believe is the key to the company’s long-term growth and stability (see 2004 Annual Report on Form 10-K, Investments Segment, Page 13).

Commercial Lines Results of Operations

Overview — First-quarter Highlights

Performance highlights for the commercial lines segment include:

•	Premiums and growth — Commercial lines earned premiums rose 6.4 percent in the first quarter of 2005. New commercial lines business was $63 million for the first quarter compared with $67 million last year. On an adjusted basis in both periods, statutory net written premiums rose 5.1 percent to $617 million compared with $587 million in last year’s first quarter. Statutory net written premiums were adjusted for an actuarial estimate of premiums for policies that were in process but not yet booked at quarter end.

As competition in our commercial markets continues to increase, our growth rate has slowed to reflect the pricing discipline we have been maintaining for both renewal and new business. Agents report that while renewal pricing pressure has risen since the end of 2004, new business pricing is requiring even more flexibility and more careful risk selection. Our field marketing associates and agents are working together to select risks and respond appropriately to local pricing trends. Our case-by-case approach has generated 11.7 percent compound annual growth in commercial lines new business over the past five years and yielded $63 million in new commercial lines business in the first quarter.

While the commercial lines pricing environment is clearly in flux, we continue to rely on factors other than price to drive sales. Our agents look for the best insurance program for their clients, not just the best price. They serve policyholders well by presenting our value proposition — customized coverage packages, personal claims service and high financial strength ratings — all wrapped up in a convenient three-year commercial policy.

•	Underwriting results and combined ratio — The first-quarter 2005 combined ratio was 87.5 percent, including 4.3 percentage points due to the single large loss in January. The ratio was 82.6 percent in the first quarter of 2004, which benefited by 6.0 percentage points from the release of UM/UIM reserves.

Commercial lines profitability remained strong in the first quarter of 2005 as we benefited from the front-line underwriting efforts of our independent agents and our pricing discipline. The significant components of expenses for the commercial lines segment are described below.

Cincinnati Financial Corporation 10-Q for the Quarter Ended March 31, 2005	17

Commercial Lines Results

	Three months ended March 31,
(Dollars in millions)	2005	2004	Change %

Earned premiums	$551	$519	6.4
Loss and loss expenses excluding catastrophes	329	276	19.1
Catastrophe loss and loss expenses	6	1	605.1
Commission expenses	104	113	(7.9)
Underwriting expenses	40	35	13.2
Policyholder dividends	3	3	24.8

Underwriting profit	$69	$91	(23.7)

Combined ratio:
Loss and loss expenses excluding catastrophes	59.7%	53.3%
Catastrophe loss and loss expenses	1.1	0.2

Loss and loss expenses	60.8%	53.5%
Commission expenses	18.9	21.8
Underwriting expenses	7.2	6.8
Policyholder dividends	0.6	0.5

Combined ratio	87.5%	82.6%

Loss and Loss Expenses (excluding catastrophe losses)

Loss and loss expenses include both net paid losses and reserve additions for unpaid losses as well as the associated loss expenses. Loss and loss expenses excluding catastrophes rose in the first quarter of 2005 primarily because of the single large loss discussed above (see Property Casualty Reserve Levels, Commercial Lines Segment Reserves, Page 28, for information regarding first-quarter 2005 loss reserves for the commercial lines segment).

Management monitors incurred losses by size of loss, business line, risk category, geographic region, agency, field marketing territory and duration of policyholder relationship, addressing concentrations or trends as needed. The total of new losses greater than $1 million, new losses between $250,000 and $1 million and case reserve increases greater than $250,000, as a percentage of earned premium, was below the level of last year’s first quarter despite the single large loss noted above.

Commercial Lines Losses by Size

	Three months ended March 31,
(Dollars in millions)	2005	2004	Change %

Losses $1 million or more	$43	$35	22.2
Losses $250 thousand to $1 million	22	28	(23.4)
Development and case reserve increases of $250 thousand or more	29	27	8.4
Other losses	171	130	31.8

Total losses incurred excluding catastrophe losses	$265	$220	20.4
Catastrophe losses	6	1	605.1

Total losses	$271	$221	22.7

As a percent of earned premiums:
Losses $1 million or more	7.8%	6.8%
Losses $250 thousand to $1 million	3.9	5.4
Development and case reserve increases of $250 thousand or more	5.3	5.2
Other losses	31.0	25.0

Loss ratio excluding catastrophe losses	48.0%	42.4%
Catastrophe loss ratio	1.1	0.2

Total loss ratio	49.1%	42.6%

18	Cincinnati Financial Corporation 10-Q for the Quarter Ended March 31, 2005

Catastrophe Loss and Loss Expenses

For the first quarter of 2005, commercial lines catastrophe losses were $6 million, which contributed 1.1 percentage points to the combined ratio, compared with $1 million, or 0.2 percentage points, in last year’s first quarter. The $6 million in first-quarter 2005 catastrophes were due to a series of winter storms in the Midwest and Northeast during January that caused approximately $1 million of losses, plus an additional $5 million of development from 2004 catastrophes.

Commission Expenses

Commission expense as a percent of earned premium declined by 2.9 percentage points, primarily because of the release of an over accrual from 2004. The release reflected the use of actual 2004 financial data to calculate the contingent commissions paid in 2005. Our 2005 contingent commission accrual reflects the decline in the first-quarter 2005 underwriting profit, our outlook for full-year results and other factors that could impact the contingent commission liability for the year.

Underwriting Expenses

Non-commission expenses rose to 7.2 percent of earned premium in the first quarter of 2005 from 6.8 percent in the first quarter of 2004. The increase reflected higher salary expense and technology-related costs.

Policyholder Dividends

Policyholder dividend expense was 0.6 percent of earned premium in the first quarter of 2005 compared with 0.5 percent in the first quarter of 2004.

Line of Business Analysis

(Dollars in millions)	Three months ended March 31,
Calendar year	2005	2004	Change %

Commercial multi-peril:
Earned premiums	$197	$186	5.6
Loss and loss expense incurred	142	107	32.4
Loss and loss expense ratio	72.2%	57.7%
Loss and loss expense ratio excluding catastrophes	69.6	58.4
Workers compensation:
Earned premiums	$79	$75	4.9
Loss and loss expense incurred	61	68	(11.4)
Loss and loss expense ratio	76.5%	90.6%
Loss and loss expense ratio excluding catastrophes	76.5	90.6
Commercial auto:
Earned premiums	$113	$110	2.7
Loss and loss expense incurred	65	49	33.0
Loss and loss expense ratio	57.9%	44.7%
Loss and loss expense ratio excluding catastrophes	57.9	45.2
Other liability:
Earned premiums	$106	$94	12.1
Loss and loss expense incurred	41	33	27.3
Loss and loss expense ratio	39.1%	34.4%
Loss and loss expense ratio excluding catastrophes	39.1	34.4

In total the commercial multi-peril, workers compensation, commercial auto and other liability lines of business accounted for almost 90 percent of total commercial lines earned premium in the first quarter of 2005. Approximately 95 percent of the company’s commercial lines premiums are written as packages providing accounts with coverages from more than one business line. The company believes that its commercial lines area is best measured and evaluated on a segment basis. For reference, however, the table above and discussion below summarizes first-quarter results for each of the four primary business lines.

•	Commercial multi-peril — Commercial multi-peril earned premiums rose 5.6 percent, in line with overall commercial lines growth. The loss and loss expense ratio increased by 14.5 percentage points as the large loss noted above added 12.2 percentage-points to the ratio.

Cincinnati Financial Corporation 10-Q for the Quarter Ended March 31, 2005	19

•	Workers compensation — Workers compensation earned premiums rose 4.9 percent, in line with overall commercial lines growth. The loss and loss expense ratio declined by 14.1 percentage points. The loss and loss expense ratio in last year’s first quarter was unusually high due to higher claims activity in that period.

•	Commercial auto — Commercial auto earned premiums increased 2.7 percent, less rapidly than overall commercial lines growth. Commercial auto frequently is one of the first lines to experience pricing pressure because it often represents the largest portion of insurance costs for commercial policyholders. The loss and loss expense ratio increased by 13.2 percentage points. In last year’s first quarter, the ratio included an 18.7 percentage-point benefit ($21 million) from the release of UM/UIM reserves.

•	Other liability — Other liability earned premiums rose 12.1 percent, continuing to outpace overall commercial lines growth because of the number of policies written in non-discounted programs and the relative strength of pricing for liability coverages. The loss and loss expense ratio increased by 4.7 percentage points. In last year’s first quarter, the ratio included an 8.4 percentage-point benefit ($8 million) from the release of UM/UIM reserves. The company monitors results for the other liability business line closely, anticipating quarter-to-quarter fluctuations due to the nature and size of commercial umbrella policies and limits.

Commercial Lines Outlook

As a result of market conditions, we have slightly moderated our expectations for 2005 commercial lines written premium growth to the low-single digits compared with 7.6 percent in 2004. Industry experts currently anticipate industrywide commercial lines written premiums will decline approximately 1 percent in 2005. We anticipate commercial lines insurance market trends will reflect accelerated competition in 2005 with pressure on pricing from the industry’s increasing surplus and improving profitability. During the first quarter of 2005, agents reported that renewal pricing pressure had risen since the end of 2004 and new business pricing was requiring even more flexibility and more careful risk selection. We now need to use more credits to retain renewals; the larger the account, the higher the credits. On smaller accounts, we are seeing some opportunities to get small increases, with variations by geographic region and class of business. Careful underwriting appears to remain the norm.

We intend to continue to market our products to a broad range of business classes, price our products adequately and take a package approach. We intend to maintain our underwriting selectivity and carefully manage our rate levels, as well as our programs that seek to accurately match exposures with appropriate premium. The creation of new marketing territories and appointment of new agencies over the next several years also could contribute to commercial lines growth.

We believe the company can continue to be a preferred market for its agencies and the types of local businesses they serve. We will do so by evaluating each risk individually and making decisions regarding rates, the use of three-year policies and other policy terms on a case-by-case basis, even in lines and classes of business that are under competitive pressure. We believe this should allow us to maintain the positive underlying improvements in profitability that have occurred over the past several years, but we do not believe favorable reserve development will contribute as much in 2005 as it did in 2004. As a result, we continue to estimate a 2005 commercial lines combined ratio of approximately 90 percent compared with 84.1 percent in 2004.

Personal Lines Results of Operations

Overview - First-quarter Highlights

Performance highlights for the personal lines segment include:

•	Premiums and growth — Personal lines earned premiums rose 2.3 percent in the first quarter of 2005. New personal lines business was $8 million for the first quarter compared with $13 million last year. Statutory net written premiums were $168 million compared with $180 million in last year’s first quarter.

•	Underwriting results and combined ratio — The first-quarter 2005 combined ratio was 92.7 percent. The ratio was 98.8 percent in the first quarter of 2004, which benefited by 0.3 percentage points from the release of UM/UIM reserves.

As the $15 million first-quarter 2005 personal lines underwriting profit indicated, we are making some progress toward returning personal lines to full-year profitability. We also are moving steadily to complete deployment of Diamond, our personal lines policy processing system, to all states where we market personal lines.

We addressed profitability by substantially increasing rates in 2003 and 2004. Despite the progress, we are concerned about the declines in written premiums and new business activity. We are looking closely at our rate structure to ensure our products are competitively priced going forward. In late summer 2004, we chose to postpone all rate changes until May 2005 so that our information technology staff could complete steps in the Sarbanes-Oxley internal control review and could prepare for rollout of Diamond into additional states.

During that period, it became clear that our rates were high in many of our markets, including Ohio, making our homeowner and personal auto coverages less price competitive. During the fourth quarter of 2004, our retention

20	Cincinnati Financial Corporation 10-Q for the Quarter Ended March 31, 2005

rates for renewal business remained relatively stable although new business declined. During the first quarter of 2005, retention rates declined and we experienced additional weakness in new business, contributing to our decision to lower our expectations for personal lines performance in 2005 and 2006.

On a territory-by-territory basis, we now are moving ahead with modifications to selected rates and credits. We believe that changes scheduled for mid- to late-2005 effective dates should begin positioning our auto and homeowner products appropriately in the local markets. We believe this should further open the door for our agents to sell the value of our homeowner-auto package, superior claims service and financial strength.

A portion of the slowdown in premium growth may have been due to the introduction of Diamond in our larger states. Diamond gives agents new options that increase their choice and control but has a steep learning curve and requires substantial effort on the part of the agencies to transfer business to the system.

Excluding catastrophe results, the personal lines GAAP combined ratio improved 4.3 percentage points over last year’s first quarter. That progress reflected the 6.1 percentage point improvement in the personal auto line’s loss and loss expense ratio excluding catastrophe losses, offsetting a 2.3 percentage point increase in the homeowner line’s loss and loss expense ratio excluding catastrophes, as discussed in the line of business analysis. The significant components of expenses for the personal lines segment are described below.

Personal Lines Results

	Three months ended March 31,
(Dollars in millions)	2005	2004	Change %

Earned premiums	$202	$197	2.3
Loss and loss expenses excluding catastrophes	127	135	(6.1)
Catastrophe loss and loss expenses (recovery)	(4)	0	—
Commission expenses	38	41	(6.8)
Underwriting expenses	26	19	35.1

Underwriting profit	$15	$2	545.4

Combined ratio:
Loss and loss expenses excluding catastrophes	62.8%	68.5%
Catastrophe loss and loss expenses	(2.0)	(0.2)

Loss and loss expenses	60.8%	68.3%
Commission expenses	18.9	20.7
Underwriting expenses	13.0	9.8

Combined ratio	92.7%	98.8%

Loss and Loss Expenses (excluding catastrophe losses)

Loss and loss expenses include both net paid losses and reserve additions for unpaid losses as well as the associated loss expenses. The decline in loss and loss expenses excluding catastrophes in the first quarter of 2005 reflected further improvement in personal auto results (see Property Casualty Reserve Levels, Personal Lines Segment Reserves, Page 28, for information regarding first-quarter loss reserves for the personal lines segment).

Management monitors incurred losses by size of loss, business line, risk category, geographic region, agency, field marketing territory and duration of policyholder relationship, addressing concentrations or trends as needed. The total of new losses greater than $1 million, new losses between $250,000 and $1 million and case reserve increases greater than $250,000, was below the total in last year’s first quarter, primarily because there were no personal lines losses greater than $1 million in the first quarter of 2005.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2005	21

Personal Lines Losses by Size

	Three months ended March 31,
(Dollars in millions)	2005	2004	Change %

Losses $1 million or more	$0	$7	(100.0)
Losses $250 thousand to $1 million	10	11	(1.2)
Development and case reserve increases of $250 thousand or more	7	4	63.3
Other losses	95	97	(3.6)

Total losses incurred excluding catastrophe losses	$112	$119	(7.0)
Catastrophe losses	(4)	0	—

Total losses	$108	$119	(10.1)

As a percent of earned premiums:
Losses $1 million or more	0.0%	3.7%
Losses $250 thousand to $1 million	5.2	5.4
Development and case reserve increases of $250 thousand or more	3.2	2.0
Other losses	46.9	49.7

Loss ratio excluding catastrophe losses	55.3%	60.8%
Catastrophe loss ratio	(2.0)	(0.2)

Total loss ratio	53.3%	60.6%

Catastrophe Loss and Loss Expenses

For the first quarter of 2005, a series of winter storms in the Midwest and Northeast during January caused approximately $1 million of catastrophe losses, which was more than offset by $5 million of favorable development from losses from prior period storms. As a result, the personal lines combined ratio benefited by 2.0 percentage points. In last year’s first quarter, favorable development from prior-period catastrophe losses took 0.2 percentage points off the combined ratio.

Commission Expenses

Commission expense as a percent of earned premium declined by 1.8 percentage points primarily because of the release of an over accrual from 2004. The release reflected the use of actual 2004 financial data to calculate the contingent commissions paid in 2005. Our 2005 contingent commission accrual reflects the increase in the first-quarter 2005 underwriting profit, our outlook for full-year results and other factors that could impact the contingent commission liability for the year.

Underwriting Expenses

Non-commission expenses rose to 13.0 percent of earned premium in the first quarter of 2005 from 9.8 percent in the first quarter of 2004. The increase was due to higher salary expense and higher technology-related costs.

Line of Business Analysis

(Dollars in millions)	Three months ended March 31,
Calendar year	2005	2004	Change %

Personal auto:
Earned premiums	$111	$113	(1.7)
Loss and loss expense incurred	67	75	(10.2)
Loss and loss expense ratio	60.6%	66.3%
Loss and loss expense ratio excluding catastrophes	60.4	66.5
Homeowner:
Earned premiums	$70	$64	9.0
oss and loss expense incurred	45	44	1.5
oss and loss expense ratio	64.0%	68.8%
oss and loss expense ratio excluding catastrophes	71.2	68.9

The personal auto and homeowner business lines together accounted for almost 90 percent of total personal lines earned premiums in the first quarter of 2005. The company’s intent is to write personal auto and homeowners coverages in personal lines packages. As a result, we believe that personal lines is best measured and evaluated on a

Cincinnati Financial Corporation
22	Form 10-Q for the Quarter Ended March 31, 2005

segment basis. For reference, however, the table above and discussion below summarizes growth and profitability trends for the personal auto and homeowner business lines.

•	Personal auto – Earned premiums for personal auto declined 1.7 percent in the first quarter of 2005. As noted above, the decline primarily was due to the change in our competitive posture, which resulted in lower new business production in recent quarters. We are planning to modify selected rates and credits on a territory-by-territory basis during the remainder of 2005.

Over the last three years, the benefits of personal auto re-underwriting programs and higher pricing have generally served to offset rising loss severity. For selected agencies, the programs reviewed and strengthened underwriting standards, required motor vehicle reports for many insured drivers and developed strategies to increase the company’s penetration of the agency’s personal lines business. The loss and loss expense ratio for personal auto continued this trend, improving to 60.6 percent in the first quarter of 2005 from 66.3 percent a year ago.

•	Homeowner – Earned premiums for homeowners grew 9.0 percent in the first quarter of 2005. Rate changes enacted over the past several years more than offset lower first-quarter written premium volume due to the slight decline in policy renewals and lower new business. The loss and loss expense ratio excluding catastrophe losses for the homeowner line rose to 71.2 percent in the first quarter of 2005 from 68.9 percent a year ago.

As noted above, we are concerned about both profitability and recent retention and new business trends for this business line. In addition to the actions described in our 2004 Annual Report on Form 10-K, Personal Lines Results of Operations, Page 40, to address profitability, we are planning to modify selected rates and credits on a territory-by-territory basis during the remainder of 2005 to address our competitive posture.

Personal Lines Outlook

In the personal lines marketplace, we believe agents select Cincinnati for their value-oriented clients who seek to balance value and price and are attracted by Cincinnati’s superior claims service and the benefits of the company’s package approach. In light of first-quarter trends, we now anticipate a mid-single digit decline in written premiums in 2005. Industry experts currently anticipate industry-wide personal lines written premiums will rise approximately 4.5 percent in 2005.

We now believe the personal lines combined ratio will be approximately 100 percent for full-year 2005 for the reasons noted above. In addition, industrywide loss trends for personal auto liability and homeowner are deteriorating. Further, expenses have been trending higher for personal lines due to higher contingent commissions, salary expense and technology-related costs. In the 2004 Annual Report on Form 10-K, Personal Lines Outlook, Page 44, we described a number of factors affecting our outlook for personal lines profitability. We believe these factors continue to be important to our ability to improve the performance of the homeowner line of business while maintaining personal auto profitability. As a result of the premium and expense trends, we no longer believe the homeowner business line will be profitable by year-end 2006.

Life Insurance Results of Operations

Overview – First-quarter Highlights

Performance highlights for the life insurance segment include:

•	Revenues – Earned premiums for the life insurance segment were $23 million compared with $24 million in last year’s first quarter. The company’s life insurance subsidiary reported first quarter 2005 statutory written life premium of $26 million compared with $26 million in the first quarter of 2004. Statutory written premiums have been reclassified to exclude annuity deposits not involving life contingencies, which are not recognized as written premium under statutory rules. Annuity sales were $26 million in the first quarter of 2005 compared with $8 million in the first quarter of 2004.

In the first quarter of 2005, face amount of life policies in force rose 3.4 percent to $46.462 billion at March 31, 2005, from $44.921 billion at year-end 2004. During the quarter, applications submitted rose 8.4 percent, with a 16.4 percent gain in worksite applications. Worksite marketing efforts have included a focus on increasing participation and cross serving. We are expanding our product portfolio by developing a new term life insurance series with an optional return-of-premium feature and two new universal life products, one of which will insure the lives of children. To support our enhanced product portfolio, we are providing product and sales concept marketing materials to help property casualty agents sell our life portfolio more easily.

•	Profitability – The life insurance segment’s GAAP-based segment profit was small because investment income is included in investment segment results, except investment income credited to contract holders (interest assumed in life insurance policy reserve calculations). Results improved in 2005 because operating expenses remained level and mortality experience remained within pricing guidelines.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2005	23

At the same time, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. For that reason, we also evaluate GAAP data including results for investment activities on life insurance-related assets for The Cincinnati Life Insurance Company subsidiary, which comprises the life insurance segment. Looking at a key performance indicator for Cincinnati Life, GAAP net income grew 23.4 percent in the first quarter of 2005 to $10 million compared with $8 million in the first quarter of 2004. The life insurance portfolio had pretax realized investment gains of $2 million in the first quarter of 2005 compared with no realized investment gains in the first quarter of 2004.

Life Insurance Results

	Three months ended March 31,
(Dollars in millions)	2005	2004	Change %

Earned premiums	$23	$24	(3.6)
Separate account investment management fees	1	1	2.5

Total revenues	24	25	(3.4)

Contract holders benefits incurred	24	22	7.5
Investment interest credited to contract holders	(13)	(11)	(12.9)
Expenses incurred	11	12	(11.8)

Total expenses	22	23	(5.2)

Life insurance segment profit	$2	$2	24.3

Life Insurance Outlook

As the life insurance company seeks to increase penetration of the property casualty agencies, our objective is to increase premiums and contain expenses. We continue to emphasize the cross-serving opportunities afforded by worksite marketing of life insurance products. In 2005, we are exploring additional programs to simplify the worksite marketing sales process for independent property casualty agencies, including enrollment software. Term insurance is our largest life insurance product line. Changes in the marketplace during 2004 have affected the cost and availability of reinsurance for term life insurance for 2005. We currently are researching alternative reinsurance solutions to help fund the statutory reserve strain on new term business. We believe we will be able to structure a reinsurance program that provides the life insurance company with the ability to continue to grow in the term life insurance marketplace while appropriately managing risk, at a cost that allows the life insurance company to achieve its profit targets.

Investments Results of Operations

Overview – First-quarter Highlights

The investment segment contributes investment income and realized gains and losses to results of operations. Investments provide our primary source of pretax and after-tax profits.

•	Investment income – Consolidated pretax investment income rose 5.6 percent for the first quarter of 2005, with the increase coming from higher interest income from cash flow invested in fixed-income securities. Dividend increases by Fifth Third Bancorp and another 40 of the 51 common stock holdings in the equity portfolio during the 12 months ended March 31, 2005, should add $19 million to annualized investment income. Fifth Third, the company’s largest equity holding, contributed 46.3 percent of the increase and 43.8 percent of total dividend income in the first quarter of 2005.

•	Realized gains and losses – Realized investment gains were $9 million pretax in this year’s first quarter. There were no other-than-temporary impairment charges in this year’s first quarter. Fluctuation of market values of options embedded in convertible securities resulted in $7 million in fair value declines in this year’s first quarter, due to the application of SFAS No. 133, partially offsetting $16 million in net gains from the disposition of securities. In last year’s first quarter, net realized investment gains totaled $7 million, including $3 million in other than-temporary impairment charges.

Cincinnati Financial Corporation
24	Form 10-Q for the Quarter Ended March 31, 2005

Investment Results

	Three months ended March 31,
(In millions)	2005	2004	Change %

Investment income:
Interest	$68	$61	10.6
Dividends	58	59	(1.2)
Other	2	1	101.3
Investment expenses	(1)	(1)	(29.7)

Total net investment income	127	120	5.6

Investment interest credited to contract holders	(13)	(11)	(12.9)

Net realized investment gains and losses:
Other-than-temporary impairment charges	0	$(3)	100.0
Realized investment gains and losses	16	10	70.6
Change in valuation of embedded derivatives	(7)	0	—

Net realized investment gains	9	7	31.0

Investment operations income	$123	$116	6.4

Investments Outlook

We continue to believe that we will achieve pretax investment income growth of 5 percent to 6 percent in 2005 as a result of the anticipated growth in dividend income, the potential rise in interest rates, strong cash flow from insurance operations and the higher-than-normal allocation of new cash flow to fixed-income securities. While we do not forecast realized investment gains and losses, we believe that impairment charges in 2005 will be minimal. All but two securities in the portfolio were trading at or above 70 percent of book value at March 31, 2005. We believe impairments should be limited to securities that have experienced a sharp decline in fair value with little or no warning because of issuer-specific events and identified for sale.

Our asset impairment committee continues to monitor the investment portfolio. We also are awaiting the Financial Accounting Standard Board’s final decision regarding EITF 03-1 (see Note 1, Recent Accounting Pronouncements, Page 9). Until that decision is announced, we are unable to estimate the impact of adoption of the standard on the recognition of other-than-temporary impairment losses. The current asset impairment policy is discussed in the 2004 Annual Report on Form 10-K, Critical Accounting Policies and Estimates, Asset Impairment, Page 27.

Other

Other income of the insurance subsidiaries, parent company operations and non-investment operations of CFC Investment Company and CinFin Capital Management Company resulted in $4 million in revenues in the first quarter of 2005 compared with $3 million in the first quarter of 2004. Losses before income taxes of $14 million in the first quarter of 2005 and $10 million in the first quarter of 2004, were primarily due to $13 million in interest expense in the first quarter of 2005 from debt of the parent company compared with $8 million in the first quarter of 2004.

Taxes

Income tax expense was $51 million in the first quarter of 2005 compared with $55 million in the first quarter of 2004. The effective tax rate for this year’s quarter was 26.1 percent compared with 27.4 percent in the comparable prior period. Growth in the tax-exempt municipal bond portfolio, higher investment income from dividends and lower underwriting profits are the primary reason for the lower effective tax rate.

The company pursues a strategy of investing some portion of cash flow in tax-advantaged fixed maturities and equity securities to minimize its overall tax liability and maximize after-tax earnings. See the 2004 Annual Report on Form 10-K, Note 10 to the Consolidated Financial Statements, Page 84, for detail regarding the effective income tax rate.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2005	25

Liquidity and Capital Resources

Cash Flow

During the first quarter of 2005, net cash available declined by $189 million to $117 million at March 31, 2005, from $306 million at year-end 2004. Last year, net cash available rose by $71 million to $162 million at March 31, 2004, from $91 million at year-end 2003. Our cash balance was unusually high at year-end 2004 as we sought appropriate fixed-income investment opportunities.

Cash Flows from Operating Activities

Consolidated cash flow from operating activities was $150 million in the first quarter of 2005 compared with $300 million in the first quarter of 2004. Higher contingent commission payments in 2005 and the timing of settlement in the first quarter of 2004 of investment purchases made in 2003 were the primary reasons for the difference.

Our operating activities are conducted primarily by the property casualty and life insurance companies. Underwriting generates positive cash flows because cash from premium payments generally is received in advance of cash payments required to settle claims. The following summarizes cash flow of the insurance subsidiary (direct method):

	Three months ended March 31,
(In millions)	2005	2004

Premiums collected	$785	$751
Loss and loss expenses paid	(421)	(372)
Commissions and other underwriting expenses paid	(305)	(234)

Insurance subsidiary cash flow from underwriting	59	145
Investment income received	104	91

Insurance subsidiary operating cash flow	$163	$236

Premiums collected rose in the first quarter of 2005 because of growth in written premiums. Paid losses and related loss expenses accounted for approximately 87.4 percent of property casualty and life insurance losses and policyholder benefits incurred in the first quarter of 2005 compared with 85.7 percent in the comparable prior period. Commissions and other underwriting expenses paid rose primarily because of the payments in the first quarter of 2005 of higher contingent commission payments for 2004.

Cash Flows from Investing Activities

Excess cash flows from underwriting, investment and other corporate activities are invested in fixed-income and equity securities on an ongoing basis to help achieve our portfolio objectives. Disposition of investments occurs for a number of reasons. See the 2004 Annual Report on Form 10-K, Investments Segment, Page 13, for a discussion of our investment strategy, portfolio allocation and quality.

During the first quarter of 2005, we used a net $307 million for investing activities. During the first quarter of 2004, we used a net $183 million (see Consolidated Statements of Cash Flows, Page 6). We used $639 million for the purchase of fixed maturity investments compared with $392 million in the first quarter of 2004. Only $7 million was used for equity investments compared with $62 million a year ago. Sales, calls and maturities of fixed-income and equity securities totaled $350 million in the first quarter of 2005 compared with $283 million in the first quarter of 2004. We continue to allocate a higher percentage of new investment dollars to fixed-income investments (see Investment Portfolio, Page 27, for a discussion of our portfolio allocation strategy).

Cash Flows from Financing Activities

Cash flows from financing activities generally reflect parent company actions. During the first quarter of 2005, we used a net $32 million for financing activities:

•	Dividends to shareholders – In the first quarter of 2005, we paid $46 million in cash dividends, up from $40 million in last year’s first quarter.

•	Common stock repurchase – In the first quarter of 2005, the company repurchased 115,000 shares at a total cost of $5 million (see Unregistered Sales of Equity Securities and Use of Proceeds, Page 36). Under the current board authorization, we have repurchased 13.4 million shares at a total cost to the company of $486 million since February 1999. At March 31, 2005, 3.6 million shares remained authorized for repurchase. The repurchase authorization is not adjusted for stock dividends.

Cincinnati Financial Corporation
26	Form 10-Q for the Quarter Ended March 31, 2005

Assets

Overview

At March 31, 2005, the investment portfolio made up 78.7 percent of total assets of $15.798 billion compared with 78.5 percent of total assets of $16.107 billion at year-end 2004. The remainder of assets consisted primarily of other invested assets (0.2 percent), premium receivables (7.3 percent), reinsurance receivables (4.5 percent), deferred acquisition costs (2.6 percent) and separate accounts (3.0 percent). These percentages are essentially unchanged from year-end 2004.

Investment Portfolio

The fair value of our portfolio of investment securities was $12.430 billion compared with $12.639 billion at year-end 2004. See the 2004 Annual Report on Form 10-K, Investment Portfolio, Page 53, for additional background on the investment portfolio and valuation.

	At March 31, 2005		At December 31, 2004
(Dollars in millions)	Book value	Fair value	Book value	Fair value

Investment-grade corporate bonds	$2,629	$2,703	$2,540	$2,669
High-yield corporate bonds	330	349	324	355
Tax-exempt municipal bonds	1,898	1,938	1,622	1,694
Common stocks	1,906	7,056	1,918	7,466
Convertible securities	350	384	395	455

Total	$7,113	$12,430	$6,799	$12,639

Insurance regulatory and statutory requirements established to protect policyholders from investment risk influence our investment decisions on an individual insurance company basis. Cash generated from insurance operations is invested almost entirely in five classes of assets evaluated for yield and risk prior to purchase. As previously disclosed, we temporarily changed the allocation of new property casualty portfolio investments to reduce the ratio of common stock to statutory surplus (see Property Casualty Results of Operations, Page 15, for additional information). The ratio of common stock to statutory surplus for the property casualty insurance group portfolio was 101.9 percent at March 31, 2005, compared with 103.5 percent at year-end 2004. At March 31, 2005, statutory surplus for the property casualty insurance group was $4.065 billion compared with $4.191 billion at year-end 2004.

We anticipate we will resume allocating a portion of cash flow to equity investments before June 30, 2005. Over the longer term, investing in equity securities helps us achieve our portfolio objectives. When we decide each period what portion of cash flow to use for equity investments, we will be taking into consideration various factors, including the ratio of common stock to statutory surplus for the property casualty insurance group.

At March 31, 2005, the company’s portfolio of fixed-income securities had a weighted average yield-to-book value of 5.6 percent, a weighted average maturity of 9.5 years and a weighted average modified duration to maturity of 7.0 years. At December 31, 2004, the company’s portfolio of fixed-income securities had a weighted average yield-to-book of 5.8 percent, a weighted average maturity of 9.4 years and a weighted average modified duration to maturity of 6.9 years. The decline in the yield-to-book was due to lower prevailing interest rates as well as the company’s’ focus on tax-exempt municipal bonds, which have a lower gross yield. The average maturity of the fixed-income portfolio remained relatively unchanged because of the company’s focus on the intermediate portion of the yield curve.

The average duration to maturity was relatively flat. Modified duration can be defined as the average maturity of all bond payments, where each payment is weighted by its value. In the fixed-income market, duration is used to measure the sensitivity of an asset price to movements in yields. See 2004 Annual Report on Form 10-K, Note 2 to the Consolidated Financial Statements, Page 80, for additional information regarding the maturity of the company’s fixed-income portfolio.

Similar to the equity portfolio, the fixed-income portfolio is concentrated in the financials sector, including banks, brokerage, finance and investment and insurance companies. Management leverages its familiarity with this sector in its fixed-income portfolio. The financials sector represented 15.6 percent and 16.1 percent of book value and fair value of the fixed-income portfolio, respectively at March 31, 2005, compared with 15.7 percent and 16.1 percent, respectively, of book value and fair value at December 31, 2004. Approximately 87.3 percent of the fair value of financials sector holdings were investment-grade corporate bonds at March 31, 2005, compared with 85.3 percent at year-end 2004. No other sector or industry accounts for more than 10 percent of the fair value of the fixed-income portfolio.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2005	27

Liabilities and Shareholders’ Equity

Overview

At March 31, 2005, insurance reserves were 49.4 percent of total liabilities of $9.791 billion compared with 48.1 percent of total liabilities of $9.858 billion at December 31, 2004. The remainder of liabilities consisted primarily of unearned premiums (16.2 percent), deferred income tax (16.9 percent) and long- and short-term debt (8.1 percent). These percentages are essentially unchanged from year-end 2004.

Insurance Reserve Levels

At March 31, 2005, the total property casualty reserve balance, net of reinsurance, was $3.031 billion compared with $2.977 billion at year-end 2004. The reserves reflected in the financial statements are management’s most accurate estimation. The total life policy reserve balance, net of reinsurance, was $1.086 billion compared with $1.047 billion at year-end 2004. The following discusses reserves for the three insurance segments.

Commercial Lines Segment Reserves

For the business lines in the commercial lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves. Reserving trends in the first quarter of 2005 were essentially unchanged from 2004:

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At March 31, 2005
Commercial multi-peril	$489	$122	$235	$846	27.4%
Workers compensation	262	282	77	621	20.1
Commercial auto	254	59	45	358	11.6
Other liability	302	385	117	804	26.1
All other lines of business	284	19	153	456	14.8

Total	$1,591	$867	$627	$3,085	100.0%

At December 31, 2004
Commercial multi-peril	$465	$123	$227	$815	27.0%
Workers compensation	258	278	75	611	20.3
Commercial auto	254	58	64	376	12.5
Other liability	288	377	111	776	25.7
All other lines of business	289	19	130	438	14.5

Total	$1,554	$855	$607	$3,016	100.0%

Personal Lines Segment Reserves

For the business lines in the personal lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves. Total gross reserves were down slightly from year-end 2004 due to normal claims activity:

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At March 31, 2005
Personal auto	$174	$15	$35	$224	46.8%
Homeowners	80	10	23	113	23.5
All other lines of business	56	75	12	143	29.7

Total	$310	$100	$70	$480	100.0%

At December 31, 2004
Personal auto	$181	$15	$35	$231	46.4%
Homeowners	81	21	23	125	25.1
All other lines of business	57	73	12	142	28.5

Total	$319	$109	$70	$498	100.0%

Cincinnati Financial Corporation
28	Form 10-Q for the Quarter Ended March 31, 2005

Life Insurance Segment Reserves

Reserves for traditional life insurance policies are based on expected expenses, mortality, withdrawal rates and investment yields, including a provision for the risk of adverse deviation. Reserves for the company’s universal life, deferred annuity and investment contracts are equal to the cumulative account balances. Our reserves are based on estimates and actuarial assumptions with regard to our future experience. While we regularly monitor our emerging experience to measure the appropriateness of our estimates and assumptions, we can not exactly determine the amount and timing of future claims payments.

Long- and Short-term Debt

At March 31, 2005, long-term debt was $791 million, unchanged from year-end 2004, consisting of senior debentures due 2028 and senior notes due 2034.

On May 9, 2005, we completed our offer to exchange outstanding 6.90% senior debentures due 2028 for up to $420 million aggregate principal amount of newly issued 6.92% senior debentures due 2028. Alternatively, we had offered to repurchase up to $420 million aggregate principal amount of our outstanding 6.90% senior debentures due 2028. We made the exchange and rescission offers because we believe they extinguish any potential rights that holders of the old debentures may have to seek rescission of the old debentures and/or monetary damages on the basis of uncertainty regarding the company’s status under the Investment Company Act of 1940 as of May 26, 1998, the date the old debentures were issued (see Other Matters, Page 30, for a discussion of the our status under the Investment Company Act).

In the transaction, holders of $392.3 million aggregate principal amount of the 6.90% senior debentures opted to exchange their bonds for newly issued 6.92% senior debentures. The issuance of $392.3 million aggregate principal amount of 6.92% senior debentures will increase interest expense by approximately $78,000 annually.

In addition, holders of $68,000 aggregate principal amount of the 6.90% senior debentures opted for repurchase. Pursuant to the rescission offer, holders received $1,032 per $1,000 principal amount of bonds tendered for repurchase (representing the original price paid for the bond plus accrued interest from the last interest payment date), or a total of $70,202 for all of the bonds tendered for repurchase.

As a result, we believe our balance sheets as of June 30, 2005, will reflect three senior debt issues. The total of the aggregate principal amounts of the three debt issues would be unchanged from the total at March 31, 2005:

•	$392 million aggregate principal amount of 6.92% senior debentures due 2028

•	$28 million aggregate principal amount of 6.90% senior debentures due 2028

•	$375 million aggregate principal amount of 6.125% senior notes due 2034

None of the notes are encumbered by rating triggers. We have generally minimized our reliance on debt financing although we utilize lines of credit to fund short-term cash needs. As of May 9, 2005, our senior debt issues were rated aa- by A.M. Best Co., A+ by Fitch Ratings, A2 by Moody’s Investors Services and A by Standard & Poor’s Rating Services.

At March 31, 2005, we had one line of credit totaling $75 million with no outstanding balance. There are no financial covenants on the line of credit.

Shareholders’ Equity

Shareholders equity was $6.007 billion, or 34.21 cents per share, at March 31, 2005, down from $6.249 billion, or $35.60, at year-end 2004 because of lower unrealized gains in the investment portfolio. On an after-tax basis, unrealized appreciation on equity investments constituted 55.8 percent of total shareholders’ equity at March 31, 2005. The unrealized appreciation was primarily due to the company’s holdings in Fifth Third (Nasdaq:FITB) and Alltel Corporation (NYSE:AT) common stock.

Liquidity and Capital Resources Outlook

We believe that our contractual obligations and planned technology investments remain in line with those discussed in our 2004 Annual Report on Form 10-K, Liquidity and Capital Resources Outlook, Page 60. We also continue to believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen circumstances such as catastrophe losses, reinsurer insolvencies, changes in the timing of claims payments, increases in claims severity, reserve deficiencies or inadequate premium rates. Management believes catastrophic events are the most likely cause of an unexpected rise in claims severity or frequency.

In addition, our June 28, 2004, application to the SEC seeking exemptive relief under the Investment Company Act of 1940 is still pending (see Other Matters below for a discussion of our status under the Investment Company Act). If it were to be determined that the company was an unregistered investment company before the asset transfer,

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2005	29

Cincinnati Financial could be unable to enforce contracts undertaken with third parties during the period that it was an unregistered investment company. Third parties could seek to rescind transactions undertaken with Cincinnati Financial during that period. As a result, it could be determined that holders of our $420 million aggregate principal amount of 6.90% senior debentures due 2028 have a right to rescind such indebtedness, thereby requiring us to immediately repay such amounts. See Long- and Short-Term Debt, Page 29, for discussion of our recently completed exchange and rescission offers, and the effect of these on the rights of holders of the 6.90% senior debentures in regard to such indebtedness.

Other Matters

Status of Application to SEC Requesting Exemption from Investment Company Act of 1940

On June 28, 2004, the company submitted an application to the SEC seeking exemptive relief under the Investment Company Act of 1940. On August 26, 2004, the company announced that Cincinnati Financial Corporation transferred approximately 31.8 million shares of Fifth Third Bancorp common stock to The Cincinnati Insurance Company to address the holding company’s status under the Investment Company Act. The 31.8 million shares had a market value of $1.600 billion on August 26, 2004. Reflecting the contribution, the ratio of investment securities held at the holding company level was 35.3 percent of total holding-company-only assets at March 31, 2005.

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

As of the filing date of this Form 10-Q, the application for an exemptive order still was pending with the staff of the SEC. The company periodically has contacted the SEC’s Division of Investment Management concerning the application. The SEC staff has indicated that it is not actively considering the application because the holding company’s ratio of investment securities to holding company-only assets currently is below 40 percent.

Registered investment companies are not permitted to operate their business in the manner in which Cincinnati Financial is operated, nor are registered investment companies permitted to have many of the relationships that the holding company has with its affiliated companies. If it were to be determined that the holding company was an unregistered investment company before the asset transfer, Cincinnati Financial may be unable to enforce contracts with third parties, and third parties could seek to obtain rescission of transactions with Cincinnati Financial undertaken during the period that it was an unregistered investment company, subject to equitable considerations set forth in the Investment Company Act.

To address the concern that holders of Cincinnati Financial’s 6.90% senior debentures due 2028 could seek to rescind such indebtedness, the company completed on May 9, 2005, an exchange offer and rescission offer for its 6.90% senior debentures. Upon completion of the exchange offer, the company issued $392.3 million aggregate principal amount of 6.92% senior debentures in exchange for an equal principal amount of 6.90% senior debentures. The 6.92% senior debentures were issued under an indenture that contains substantially identical terms to the indenture under which the 6.90% senior debentures were issued, other than a higher interest rate and different trustee. In addition, upon completion of the rescission offer, the company repurchased $68,000 aggregate principal amount of 6.90% senior debentures at an aggregate repurchase price of $70,202.

The company believes that any rights holders of the 6.90% senior debentures may have had to seek such rescission have been extinguished as a result of the exchange offer and rescission offer. In the unlikely event of a determination that holders of the 6.90% senior debentures are nevertheless entitled to rescind such indebtedness, thereby requiring the company to immediately repay such amounts, Cincinnati Financial may be unable to refinance such obligations on acceptable terms. However, Cincinnati Financial currently has available sufficient assets to fund such repayment and believes that its assets are adequate to meet its short- and long-term obligations.

Cincinnati Financial Corporation
30	Form 10-Q for the Quarter Ended March 31, 2005

To avoid regulation under the Investment Company Act in the future, and in the absence of an exemptive order from the SEC, the company’s operations are, to an extent, limited by the constraint that investment securities held at the holding company level remain below the 40 percent threshold described above. These considerations could require the company to dispose of otherwise desirable investment securities under undesirable conditions or otherwise avoid economically advantageous transactions. In addition, the transfer of equity securities to the insurance subsidiary have increased the reliance of the holding company on that subsidiary for cash to fund parent company obligations, including shareholder dividends and interest on long-term debt. Although management intends to manage assets to stay below the 40 percent threshold (unless the SEC grants the company’s request for an exemptive order), events beyond the company’s control, including significant appreciation in the value of certain investment securities, could result in the company exceeding the 40 percent threshold. While management believes that even in such circumstances the company would not be an investment company because it is primarily engaged in the business of insurance through its subsidiaries, the SEC, among others, could disagree with this position. If it were established that the company is an unregistered investment company, there would be a risk, among the other material adverse consequences described above, that the parent company could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC.

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

Significant Accounting Policies

During the three months ended March 31, 2005, the company did not change any significant accounting policies from those utilized in the preparation of the consolidated financial statements as of and for the year ended December 31, 2004, which are discussed in Note 1 to the Consolidated Financial Statements in the company’s 2004 Annual Report on Form 10-K and updated in Note 1 to the Condensed Consolidated Financial Statements beginning on Page 7.

In conjunction with those discussions, in the Management’s Discussion and Analysis in the 2004 Annual Report on Form 10-K, management reviewed the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discussed the development and selection of those accounting estimates with the audit committee of the board of directors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential for a decrease in value resulting from broad yet uncontrollable forces such as inflation, economic growth, interest rates, world political conditions or other widespread unpredictable events. It is comprised of many individual risks that, when combined, create a macroeconomic impact. The company’s view of potential risks and its sensitivity to such risks is discussed in the 2004 Annual Report on Form 10-K.

Fixed-income Securities

By allocating at least two-thirds of investment cash flows to the fixed income portfolio over the longer-term, we believe we enhance portfolio stability and diversity. Compared with common stocks, fixed-income investments generally are less volatile and provide a more consistent income stream. Overall credit risk is reduced by diversifying the fixed-income portfolio among approximately 1,664 securities.

Interest Rate Sensitivity Analysis

Because of the company’s strong surplus, long-term investment horizon and its ability to hold most fixed-income investments until maturity, we believe the company is well positioned if interest rates were to rise. A higher rate environment would provide the opportunity to invest cash flow in higher-yielding securities, while reducing the likelihood of calls of the higher-yielding U.S. agency paper purchased during 2003 and 2004. While higher interest rates would be expected to continue to increase the number of fixed-income holdings trading below 100 percent of book value, management believes lower fixed-income security values due solely to interest rate changes would not signal a decline in credit quality.

The company is using a dynamic financial planning model developed during 2002 to further incorporate analytical tools in assessing market risks. We believe the model is improving the company’s ability to measure the impact on

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2005	31

bond values resulting from changes in interest rates. Improved measurement of the impact of interest rate changes should allow for improved matching of the company’s assets and liabilities.

We measure modified duration to both the call date and maturity. The table below summarizes modified duration and shows the effect of hypothetical changes in interest rates on the fair value of the fixed-income portfolio under both modified duration scenarios:

	Fair value of	Modified duration to maturity		Modified duration to call
	fixed income	100 basis	100 basis	100 basis	100 basis
	bond	point spread	point spread	point spread	point spread
(In millions)	portfolio	decrease	increase	decrease	increase

At March 31, 2005	$5,345	$5,717	$4,973	$5,609	$5,081

At December 31, 2004	$5,141	$5,491	$4,791	$5,383	$4,899

The duration to maturity of our total bond portfolio is currently 7.0 years and the duration to maturity of the redeemable preferred portfolio is currently 8.6 years. A 100 basis-point movement in interest rates would result in an approximately 7.0 percent change in the fair value of the combined portfolios. Generally speaking, the higher a bond’s rating, the more directly correlated movements in its fair value will be to changes in the general level of interest rates. Therefore, the municipal bond portfolio is more likely to respond to a changing interest rate scenario. The company’s U.S. agency paper portfolio, because it generally has very little call protection, has a low duration and would not be expected to be as responsive to rate movements. Lower investment grade and high-yield corporate bond values are driven by credit spreads, as well as their durations, in response to interest rate movements.

In the dynamic financial planning model, the selected interest rate change of 100 basis points represents our views of a shift in rates that is quite possible over a one-year period. The rates modeled should not be considered a prediction of future events as interest rates may be much more volatile in the future. The analysis is not intended to provide a precise forecast of the effect of changes in rates on the company’s results or financial condition, nor does it take into account any actions that might be taken to reduce exposure to such risks.

Equity and Equity-linked Securities

We believe the company’s equity investment style – centered on companies that pay and increase dividends to shareholders – is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of its investments, we believe the company’s strong surplus position and cash flow provide it with a cushion against short-term fluctuations in valuation. We believe that the continued payment of cash dividends by the issuers of the common equities held in our portfolio also should provide a floor to their valuation.

At March 31, 2005, the company held 14 individual equity positions valued at approximately $100 million or above. These equity positions accounted for approximately 93.3 percent of the unrealized appreciation of the entire portfolio.

	As of and for the three months ended March 31, 2005
	Actual	Fair	Percent of	Earned dividend
(Dollars in millions)	cost	value	fair value	income

Fifth Third Bancorp	$283	$3,128	44.3%	$26
ALLTEL Corporation	119	723	10.2	5
ExxonMobil Corporation	133	534	7.6	2
National City Corporation	171	329	4.7	4
The Procter & Gamble Company	99	301	4.3	1
PNC Financial Services Group, Inc.	62	242	3.4	2
Wyeth	57	182	2.6	1
U.S. Bancorp	109	162	2.3	2
Alliance Capital Management Holding L.P.	53	150	2.1	2
FirstMerit Corporation	54	143	2.0	1
Johnson & Johnson	101	140	2.0	1
Wells Fargo & Company	66	132	1.9	1
Piedmont Natural Gas Company, Inc.	62	128	1.8	0
Sky Financial Group, Inc.	91	125	1.8	1
All other common stock holdings	446	637	9.0	6

Total	$1,906	$7,056	100.0%	$55

Cincinnati Financial Corporation
32	Form 10-Q for the Quarter Ended March 31, 2005

Our investments are heavily weighted toward the financials sector, which represented 64.0 percent of the total market value of the common stock portfolio at March 31, 2005. Financials sector investments typically underperform the overall market during periods when interest rates are expected to rise. We historically have seen these types of short-term fluctuations in the value of its holdings as potential buying opportunities but are cognizant that a prolonged downturn in this sector could create a long-term negative effect on the portfolio.

While past performance cannot guarantee future returns, over the longer term, the performance of our equity portfolio has exceeded that of the broader market, achieving a compound annual total return of 3.2 percent for the five years ended December 31, 2004, compared with a compound annual decline of 2.3 percent for the Standard & Poor’s 500 Index, a common benchmark of market performance. In the first quarter of 2005, the equity portfolio underperformed the market, with a total return of a negative 4.6 percent, compared with the Standard & Poor’s 500’s return of a negative 2.2 percent, primarily because of market value fluctuations in its common stock holdings of Fifth Third.

Fifth Third Bancorp Holding

The company held 72.8 million shares of Fifth Third common stock at a cost of $283 million at March 31, 2005. The value of the company’s Fifth Third position was $3.128 billion, or 44.3 percent of the company’s total common equity portfolio, at March 31, 2005, compared with $3.443 billion, or 46.1 percent, at year-end 2004. The after-tax unrealized gain represented by the company’s Fifth Third position was $1.849 billion, or 53.5 percent of the company’s total after-tax unrealized gains, at March 31, 2005, compared with $2.054 billion, or 54.1 percent at year-end 2004. The Fifth Third position represented $10.53 of the company’s total book value of $34.21 per share at March 31, 2005, compared with $11.70 of total book value of $35.60 at year-end 2004. Every $1.00 change in the market price of Fifth Third’s common stock has approximately a 27 cent impact on book value per share. A 20 percent ($8.60) change in the market price of Fifth Third’s common stock, which was $42.98 at March 31, 2005, would result in a $626 million change in assets and a $407 million change in after-tax unrealized gains. This would affect shareholders’ equity by 6.8 percent and book value by $2.32 per share.

Fifth Third’s market value over the past two years was affected by uncertainty surrounding a regulatory review that was concluded in early 2004. Fifth Third continues to meet our investing criteria. Cincinnati Financial management and the investment committee of the board of directors review the Fifth Third holding on a continual basis. With regulatory issues and associated expenses behind them, we now feel Fifth Third is well positioned. However, given the difficulties over the past couple of years, the market is skeptical of Fifth Third’s business model. We believe their model is sound. In 2005, Fifth Third could return to its historic, double-digit earnings growth rate. We continue to view Fifth Third as one of best growth stories in the financial services sector.

Unrealized Investment gains and Losses

At March 31, 2005, unrealized investment gains before taxes totaled $5.385 billion and unrealized investment losses in the investment portfolio amounted to $68 million.

Unrealized Investment Gains

The unrealized gains at March 31, 2005, were primarily due to long-term gains from the company’s holdings in the common stock of Fifth Third (Nasdaq: FITB) and Alltel Corporation (NYSE:AT). Reflecting the company’s long-term investment philosophy, of the 1,101 securities trading at or above book value, 784, or 71.2 percent, have shown unrealized gains for more than 24 months.

Unrealized Investment Losses – Potential Other-than-temporary Impairments

During the first quarter of 2005, no securities were written down as other-than-temporarily impaired. More securities were trading below 100 percent of book value at March 31, 2005, than at December 31, 2004. We expect the number of securities trading below 100 percent of book value to fluctuate as interest rates rise or fall. In addition, the portfolio benefited from continued improvements in the credit quality of the bond portfolio, as rated by Standard & Poor’s and Moody’s.

A total of 622 holdings were trading below book value at March 31, 2005, representing 19.4 percent of invested assets and $68 million in unrealized losses. We deem the risk related to securities trading between 70 percent and 100 percent of book value to be relatively minor and at least partially offset by the earned income potential of these investments.

•	Six hundred and five of these holdings were trading between 90 percent and 100 percent of book value. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 605 securities was $2.331 billion at March 31, 2005, and they accounted for $52 million in unrealized losses.

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2005	33

•	Seventeen of these holdings were trading below 90 percent of book value at March 31, 2005. The fair value of these holdings was $87 million, and they accounted for the remaining $16 million in unrealized losses. These holdings are being monitored for credit- and industry-related risk factors. Of these securities, three are airline related.

Holdings trading below 70 percent of book value are monitored more closely for potential other-than-temporary impairment. At March 31, 2005, two holdings with a combined book value of $4 million were trading below 70 percent of book value. At year-end 2004, no securities were trading below 70 percent of book value.

While we do not forecast realized investment gains and losses, we believe that impairment charges in 2005 will be minimal. We believe impairments should be limited to securities that have experienced a sharp decline in fair value with little or no warning because of issuer-specific events and identified for sale.

The following table summarizes the portfolio:

				Gross	Gross
	Number			unrealized	investment
(Dollars in millions)	of issues	Book value	Fair value	gain/loss	income

At March 31, 2005
Portfolio summary:
Trading below 70% of book value	2	$4	$3	$(1)	$0
Trading at 70% to less than 100% of book value	620	2,482	2,415	(67)	25
Trading at 100% and above of book value	1,101	4,627	10,012	5,385	100
Securities sold in current year	—	—	—	—	1

Total	1,723	$7,113	$12,430	$5,317	$126

At December 31, 2004
Portfolio summary:
Trading below 70% of book value	0	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	208	900	883	(17)	32
Trading at 100% and above of book value	1,385	5,899	11,756	5,857	427
Securities sold in current year	—	—	—	—	32

Total	1,593	$6,799	$12,639	$5,840	$491

Cincinnati Financial Corporation
34	Form 10-Q for the Quarter Ended March 31, 2005

     The following table summarizes the portfolio by period of time:

	6 Months or less		> 6 - 12 Months		> 12 - 24 Months		> 24 - 36 Months
		Gross		Gross		Gross		Gross
	Number of	unrealized	Number of	unrealized	Number of	unrealized	Number of	unrealized
(Dollars in millions)	issues	gain/loss	issues	gain/loss	issues	gain/loss	issues	gain/loss
Investment-grade corporate bonds:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	149	(18)	27	(8)	6	(3)	0	0
Trading at 100% and above of book value	14	1	27	1	38	8	277	93

Total	163	$(17)	54	$(7)	44	$5	277	$93

High-yield corporate bonds:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	22	(2)	2	0	5	(2)	2	0
Trading at 100% and above of book value	4	0	14	2	42	8	44	13

Total	26	$(2)	16	$2	47	$6	46	$13

Tax-exempt municipal bonds:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	335	(15)	20	(1)	24	(3)	3	0
Trading at 100% and above of book value	5	2	104	2	19	1	413	54

Total	340	$(13)	124	$1	43	$(2)	416	$54

Convertible securities:
Trading below 70% of book value	1	$(1)	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	13	(2)	3	(3)	1	(1)	2	(1)
Trading at 100% and above of book value	7	1	9	4	17	14	23	23

Total	21	$(2)	12	$1	18	$13	25	$22

Common stocks:
Trading below 70% of book value	1	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	3	(3)	2	(4)	1	(1)	0	0
Trading at 100% and above of book value	3	1	2	6	12	35	27	5,116

Total	7	$(2)	4	$2	13	$34	27	$5,116

Summary:
Trading below 70% of book value	2	$(1)	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	522	(40)	54	(16)	37	(10)	7	(1)
Trading at 100% and above of book value	33	5	156	15	128	66	784	5,299

Total	557	$(36)	210	$(1)	165	$56	791	$5,298

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended March 31, 2005	35

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The effectiveness of the design and operation of disclosure controls and procedures was evaluated under the supervision and with the participation of management, including the chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures were effective as of the end of the first quarter 2005 and provided reasonable assurance that the information required to be disclosed by the company in its periodic reports is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods required by law. The company’s management, including the chief executive officer and chief financial officer, does not expect that its disclosure controls and procedures will prevent or detect all error and all fraud. Such controls and procedures controls can only provide reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

(b) Changes in Internal Control Over Financial Reporting

The chief executive officer and chief financial officer also have concluded that there were no significant changes in the first quarter of 2005 to the company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting and the Attestation Report of the Independent Registered Public Accounting Firm are set forth in the 2004 Annual Report on Form 20-K, Item 8.

Part II – Other Information

Item 1. Legal Proceedings

Neither the company nor any of its subsidiaries is involved in any material litigation other than ordinary, routine litigation incidental to the nature of its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The board of directors has authorized a share repurchase program (see the 2004 Annual Report on Form 10-K, Cash Flow, for additional information on the program). In the first quarter of 2005, repurchases were made as follows:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price	publicly announced plans	purchased under the plans
Calendar year 2005	shares purchased	paid per share	or programs	or programs
January 1-31, 2005	0	$0.00	0	3,705,977
February 1-28, 2005	0	0.00	0	3,705,977
March 1-31, 2005	115,000	45.54	115,000	3,590,977

1)	Shares and share prices on this table are not adjusted for stock dividends.

2)	The current repurchase program was announced on February 6, 1999, replacing a program approved in 1996 and updated in 1998.

3)	The share amount approved for repurchase in 1999 was 17 million shares.

4)	The repurchase program has no expiration date.

5)	No repurchase program has expired during the period covered by the above table.

6)	A program approved in 1996 and updated in 1998 was terminated prior to expiration when the board approved the current program in February 1999. There have been no programs for which the issuer has not intended to make further purchases.

Item 3. Defaults upon Senior Securities

The company has not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.

36	Cincinnati Financial Corporation Form 10-Q for the Quarter Ended March 31, 2005

Item 4. Submission of Matters to a Vote of Security Holders

Subsequent to the end of the first quarter, the registrant held its Annual Meeting of Shareholders on April 23, 2005, for which the board of directors solicited proxies. All nominees named in the Registrant’s Proxy Statement were elected for terms expiring in 2008.

	Shares (in millions)
	For	Withheld
Kenneth C. Lichtendahl	141	5
W. Rodney McMullen	142	4
Thomas R. Schiff	137	9
John F. Steele, Jr.	142	4
Larry R. Webb	137	9

Directors whose term of office as a director continues after the 2005 Annual Meeting of Shareholders and their respective term expirations are as follows:

Term Expires in 2006:
William F. Bahl, CFA
James E. Benoski
Gretchen W. Price
John J. Schiff, Jr., CPCU
E. Anthony Woods

Term Expires in 2007:
Michael Brown
Dirk J. Debbink
John M. Shepherd
Douglas S. Skidmore

Shareholders ratified the selection of Deloitte & Touche LLP as the company’s independent registered public accounting firm for 2005.

Shares (in millions)

For	Against	Abstain

142	3	1

Shareholders approved an increase in the authorized common shares to 500 million from 200 million.

Shares (in millions)

For	Against	Abstain

129	15	2

Shareholders adopted Cincinnati Financial Corporation Stock Option Plan No. VIII.

Shares (in millions)

For	Against	Abstain

119	9	2

Shareholders approved Cincinnati Financial Corporation 2003 Non-Employee Directors’ Stock Plan.

Shares (in millions)

For	Against	Abstain

122	6	2

Item 5. Other Matters

None.

Cincinnati Financial Corporation Form 10-Q for the Quarter Ended March 31, 2005	37

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Amended Articles of Incorporation of Cincinnati Financial Corporation (1)

3.2	Regulations of Cincinnati Financial Corporation (2)

4.1	Indenture with The Bank of New York Trust Company (3)

4.2	Supplemental Indenture with The Bank of New York Trust Company (3)

4.3	Second Supplemental Indenture with The Bank of New York Trust Company (4)

4.4	Form of 6.125% Exchange Note Due 2038 (included in Exhibit 4.2)

4.5	Form of 6.92% Debentures Due 2028 (included in Exhibit 4.3)

10.1	Agreement with Messer Construction (5)

10.2	Stock Repurchase Agreement with Robert C. Schiff, Trustee, Robert C. Schiff Revocable Trust originally dated November 21, 2001 (5)

10.3	Purchase Agreement with J.P. Morgan Securities Inc. and UBS Securities LLC (6)

10.4	2003 Non-Employee Directors’ Stock Plan (7)

10.5	Cincinnati Financial Corporation Stock Option Plan No. V (8)

10.6	Cincinnati Financial Corporation Stock Option Plan No. VI (9)

10.7	Cincinnati Financial Corporation Stock Option Plan No. VII (10)

10.8	Director and Named Executive Officer Compensation Summary (5)

10.9	Standard Form of Option Agreement for Stock Option Plan No. V (5)

10.10	Standard Form of Option Agreement for Stock Option Plan No. VI (5)

10.11	Standard Form of Option Agreement for Stock Option Plan No. VII (5)

10.12	Cincinnati Financial Corporation Stock Option Plan No. VIII (7)

10.13	Registration Rights Agreement with J.P. Morgan Securities Inc. and UBS Securities LLC (3)

10.14	Form of Dealer Manager Agreement between Cincinnati Financial and UBS Securities LLC (11)

11	Statement re: Computation of per share earnings for the three months ended March 31, 2005 and 2004, Page 40

21	Cincinnati Financial Corporation Subsidiaries (5)

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer, Page 41

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer, Page 42

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, Page 43

1	Incorporated by reference to the 1999 Annual Report on Form 10-K dated March 23, 2000.

2	Incorporated by reference to Registrant’s Definitive Proxy Statement dated March 2, 1992, Exhibit 2.

3	Incorporated by reference to the Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034.

4	Incorporated by reference to the Current Report on Form 8-K dated May 9, 2005, filed with respect to the completion of the company’s exchange offer and rescission offer for its 6.90% senior debentures due 2028.

5	Incorporated by reference to the 2004 Annual Report on Form 10-K dated March 11, 2005.

6	Incorporated by reference to the Current Report on Form 8-K dated November 1, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034.

7	Incorporated by reference to Registrant’s Definitive Proxy Statement dated March 21, 2005.

8	Incorporated by reference to Registrant’s Definitive Proxy Statement dated March 2, 1996.

9	Incorporated by reference to Registrant’s Definitive Proxy Statement dated March 1, 1999.

10	Incorporated by reference to Registrant’s Definitive Proxy Statement dated March 8, 2002.

11	Incorporated by reference to Registration Statement on Form S-4 filed March 21, 2005 (File No. 333-123471).

Cincinnati Financial Corporation
38	Form 10-Q for the Quarter Ended March 31, 2005

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION

Date: May 9, 2005

/S/ Kenneth W. Stecher

Kenneth W. Stecher
Chief Financial Officer and Senior Vice President, Secretary, Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation
Form 10-Q for the Quarter Ended March 31, 2005	39