Form 10-Q
period 2005-06-30
CINCINNATI FINANCIAL CORP
filed 2005-08-04
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _____________________ to _____________________.
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
☑ Yes ☐ No
As of July 27, 2005, there were 174,792,770 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2005

Part I – Financial Information
Item 1. Financial Statements
Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in millions except per share data)	2005	2004
Assets	(unaudited)
Investments
Fixed maturities, at fair value (amortized cost: 2005—$5,179; 2004—$4,854)	$5,412	$5,141
Equity securities, at fair value (cost: 2005—$1,982; 2004—$1,945)	7,148	7,498
Other invested assets	40	38
Cash	172	306
Investment income receivable	113	107
Finance receivable	97	95
Premiums receivable	1,189	1,119
Reinsurance receivable	685	680
Prepaid reinsurance premiums	15	15
Deferred policy acquisition costs	421	400
Property and equipment, net, for company use (accumulated depreciation: 2005—$219; 2004—$206)	164	156
Other assets	79	75
Separate accounts	489	477

Total assets	$16,024	$16,107

Liabilities
Insurance reserves
Loss and loss expense reserves	$3,608	$3,549
Life policy reserves	1,286	1,194
Unearned premiums	1,610	1,539
Other liabilities	424	474
Deferred income tax	1,684	1,834
6.125% senior notes due 2034	371	371
6.90% senior debentures due 2028	28	420
6.92% senior debentures due 2028	392	0
Separate accounts	489	477

Total liabilities	9,892	9,858

Shareholders’ equity
Common stock, par value—$2 per share; authorized: 2005—500 million shares, 2004—200 million shares; issued: 2005—194 million shares, 2004—185 million shares	389	370
Paid-in capital	964	618
Retained earnings	1,894	2,057
Accumulated other comprehensive income—unrealized gains on investments and derivatives	3,505	3,787
Treasury stock at cost (2005—19 million shares, 2004—18 million shares)	(620)	(583)

Total shareholders’ equity	6,132	6,249

Total liabilities and shareholders’ equity	$16,024	$16,107

Accompanying notes are an integral part of this statement.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2005

     Cincinnati Financial Corporation and Subsidiaries
     Condensed Consolidated Statements of Income

	Three months ended June 30,		Six months ended June 30,
(In millions except per share data)	2005	2004	2005	2004

	(unaudited)		(unaudited)
Revenues
Earned premiums
Property casualty	$765	$717	$1,518	$1,432
Life	29	27	53	52
Investment income, net of expenses	129	121	256	241
Realized investment gains and losses	13	55	22	62
Other income	4	3	7	6

Total revenues	940	923	1,856	1,793

Benefits and expenses
Insurance losses and policyholder benefits	461	466	942	899
Commissions	166	150	316	311
Other operating expenses	72	67	139	129
Taxes, licenses and fees	18	20	35	40
Increase in deferred policy acquisition costs	(7)	(6)	(18)	(24)
Interest expense	13	9	26	17
Other expenses	2	3	6	6

Total benefits and expenses	725	709	1,446	1,378

Income before income taxes	215	214	410	415

Provision (benefit) for income taxes
Current	57	(6)	107	42
Deferred	0	65	1	72

Total provision for income taxes	57	59	108	114

Net income	$158	$155	$302	$301

Per common share
Net income—basic	$0.90	$0.88	$1.72	$1.71
Net income—diluted	$0.89	$0.87	$1.70	$1.69
Accompanying notes are an integral part of this statement.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2005

     Cincinnati Financial Corporation and Subsidiaries
     Condensed Consolidated Statements of Shareholders’ Equity

	Six months ended June 30,
(In millions)	2005	2004
	(unaudited)
Common stock — Number of shares
Beginning of period	167	168
5% stock dividend	9	8
Purchase of treasury shares	(1)	0

End of period	175	176

Common stock
Beginning of period	$370	$352
5% stock dividend	19	18

End of period	389	370

Paid-in capital
Beginning of period	618	306
5% stock dividend	341	343
Stock options exercised	5	2

End of period	964	651

Retained earnings
Beginning of period	2,057	1,986
Net income	302	301
5% stock dividend	(360)	(361)
Dividends declared	(105)	(90)

End of period	1,894	1,836

Accumulated other comprehensive income
Beginning of period	3,787	4,084
Change in accumulated other comprehensive income, net	(282)	(306)

End of period	3,505	3,778

Treasury stock
Beginning of period	(583)	(524)
Purchase	(39)	(12)
Reissued for stock options	2	4

End of period	(620)	(532)

Total shareholders’ equity	$6,132	$6,103

Comprehensive income
Net income	$302	$301
Change in accumulated other comprehensive income, net	(282)	(306)

Total comprehensive income (loss)	$20	$(5)

Accompanying notes are an integral part of this statement.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2005

     Cincinnati Financial Corporation and Subsidiaries
     Condensed Consolidated Statements Of Cash Flows

	Six months ended June 30,
(In millions)	2005	2004

	(unaudited)
Cash flows from operating activities
Net income	$302	$301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14	7
Realized (gains) losses on investments	(22)	(62)
Interest credited to contract holders	14	11
Changes in:
Investment income receivable	(6)	(3)
Premiums and reinsurance receivable	(75)	(128)
Deferred policy acquisition costs	(19)	(15)
Other assets	(4)	(33)
Loss and loss expense reserves	59	108
Life policy reserves	53	53
Unearned premiums	71	100
Other liabilities	(43)	57
Deferred income tax	1	(36)
Current income tax	(13)	72

Net cash provided by operating activities	332	432

Cash flows from investing activities
Sale of fixed maturities investments	123	63
Call or maturity of fixed maturities investments	384	322
Sale of equity securities investments	45	372
Collection of finance receivables	17	14
Purchase of fixed maturities investments	(828)	(757)
Purchase of equity securities investments	(56)	(44)
Investment in property and equipment	(23)	(5)
Investment in finance receivables	(18)	(26)
Investment in other invested assets	(4)	(9)

Net cash used in investing activities	(360)	(70)

Cash flows from financing activities
Payment of cash dividends to shareholders	(98)	(84)
Purchase of treasury shares, net of reissuance	(37)	(8)
Increase in notes payable	0	(91)
Proceeds from stock options exercised	5	2
Contract holder funds deposited	47	37
Contract holder funds withdrawn	(23)	(24)

Net cash used in financing activities	(106)	(168)

Net increase (decrease) in cash	(134)	194
Cash at beginning of period	306	91

Cash at end of period	$172	$285

Supplemental disclosures of cash flow information:
Interest paid	$26	$18
Income taxes paid	120	73
Conversion of fixed maturity to equity security investments	25	15
Accompanying notes are an integral part of this statement.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2005

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
The June 30, 2005, condensed consolidated financial statements of the company are unaudited. The company believes that all adjustments (consisting only of normal recurring accruals) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily an indication of results to be expected for the remainder of the year. Per share amounts have been adjusted for the 5 percent stock dividend paid April 26, 2005.
Investments
Fixed maturities (bonds, redeemable preferred stocks and notes) and equity securities (common and non-redeemable preferred stocks) have been classified as available for sale and are stated at fair values at June 30, 2005, and December 31, 2004.
At June 30, 2005, unrealized investment gains before taxes totaled $5.430 billion and unrealized investment losses in the investment portfolio amounted to $31 million. The unrealized gains were primarily due to the company’s holdings in Fifth Third Bancorp (Nasdaq:FITB) and Alltel Corporation (NYSE:AT) common stock. The change in unrealized gains and losses on investments, net of taxes, described in the following table, is included in shareholders’ equity as accumulated other comprehensive income. The change in fixed maturities unrealized gains and losses for the three months and six months ended June 30, 2005 and 2004, was due primarily to interest-rate driven fair value fluctuations in the fixed-maturity portfolio. The change in equity securities unrealized gains and losses for the three months ended June 30, 2005, was due to increases in the market value of other equity holdings offsetting the decline in Fifth Third’s market value since March 31, 2005. The change for the six months ended June 30, 2005, was due primarily to the decline in Fifth Third’s market value. The change in equity securities unrealized gains and losses for the three months and six months ended June 30, 2004, was due primarily to the decline in Fifth Third’s market value as well as the sale of equity securities.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2005	2004	2005	2004

Change in unrealized investment gains and losses summarized by investment category:
Fixed maturities	$70	$(162)	$(53)	$(106)
Equity securities	13	(161)	(387)	(367)
Adjustment to deferred acquisition costs and life policy reserves	(3)	9	1	5
Other	(1)	(4)	5	(3)
Income taxes on above	(28)	111	152	165

Total	$51	$(207)	$(282)	$(306)

Income taxes related to each component above ratably.
Realized gains and losses on investments are recognized in net income on a specific identification basis. See Investment Portfolio, Page 29, for additional discussion of the investment
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2005

portfolio. Other-than-temporary declines in the fair value of investments are recognized in net income as realized investment losses at the time when facts and circumstances indicate such write-downs are warranted. In the three months and six months ended June 30, 2005, the company recorded less than $500,000 in other-than-temporary impairment charges. In the comparable prior periods, the company recorded $1 million and $3 million in other-than-temporary impairment charges, respectively (see Investments Results of Operations, Page 26, for discussion of the impairment charges).
Reinsurance
In the accompanying condensed consolidated statements of income, earned premiums and incurred losses consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2005	2004	2005	2004

Direct earned premiums	$841	$785	$1,661	$1,562
Assumed earned premiums	6	7	14	16
Ceded earned premiums	(53)	(48)	(104)	(94)

Net earned premiums	$794	$744	$1,571	$1,484

Direct loss and loss expenses incurred	$493	$520	$1,025	$971
Assumed loss and loss expenses incurred	6	6	12	15
Ceded loss and loss expenses incurred	(38)	(60)	(95)	(87)

Net loss and loss expenses incurred	$461	$466	$942	$899

The increase in net loss and loss expenses incurred for the six months ended June 30, 2005, primarily reflected a previously announced single large loss in January 2005, which was insufficiently covered through the company’s facultative reinsurance programs. The incurred loss was initially $48 million on a direct basis; a $2 million reserve reduction in the second quarter lowered the year-to-date direct incurred loss to $46 million and the net incurred loss after reinsurance to $22 million.
Stock Options
The company has qualified and nonqualified stock option plans under which options are granted to associates at prices that are not less than market price at the date of grant and that are exercisable over 10-year periods. The company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for the stock option plans.
The company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below had compensation cost for the company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation.”
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2005

		Three months ended June 30,		Six months ended June 30,
(In millions except per share data)		2005	2004	2005	2004

Net income	As reported	$158	155	$302	$301
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		3	3	7	6

	Pro forma	$155	$152	$295	$295

Net income per common share—basic	As reported	$0.90	$0.88	$1.72	$1.71
	Pro forma	0.88	0.86	1.68	1.67

Net income per common share—diluted	As reported	$0.89	$0.87	$1.70	$1.69
	Pro forma	0.87	0.85	1.66	1.65
In determining the pro forma amounts above, the fair value of each option was estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in the six months ended June 30, 2005 and 2004, respectively: dividend yield of 2.70 percent and 2.78 percent; expected volatility of 25.61 percent and 25.91 percent; risk-free interest rates of 4.62 percent and 4.30 percent; and expected lives of 10 years for all periods. Compensation expense in the pro forma disclosures is not indicative of future amounts as additional grants generally are made each year and options granted under the company’s options plans vest over three years.
Pension Plan
The measurement date for the company’s pension plan is December 31. The following summarizes the components of net periodic pension costs:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2005	2004	2005	2004

Service cost	$4	$3	$7	$6
Interest cost	3	2	6	5
Expected return on plan assets	(3)	(3)	(6)	(6)
Amortization of actuarial gain	0	0	0	0

Net pension expense	$4	$2	$7	$5

As of June 30, 2005, no contribution had been made to the pension plan during 2005; however, the company continues to anticipate contributing $10 million in 2005, as indicated in the 2004 Annual Report on Form 10-K.
Reclassifications
Certain prior-period amounts have been reclassified to conform with the current-period classifications.
Recent Accounting Pronouncements
Statement of Financial Accounting Standards No. 123(R)
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25. Among other items, SFAS No. 123(R) eliminates the use of APB Opinion No. 25 and the intrinsic value method of accounting and requires companies to recognize the cost of associate services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. On April 21, 2005, the Securities and Exchange Commission amended the effective date, stating that companies can choose implementation in either the reporting period beginning after June 15, 2005, or December 15, 2005. Management intends to adopt SFAS No. 123(R) in the first quarter of 2006.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2005

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
Subject to a complete review of the requirements of SFAS No. 123(R), based on stock options granted to associates through June 2005, the company estimates that the adoption of SFAS No. 123(R) would reduce 2005 net income per share by approximately 8 cents per share.
Emerging Issues Task Force in Issue 03-1
In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Applications to Certain Investments” (EITF 03-1). The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and cost method investments. The basic model developed to evaluate whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired involves a three-step process including: 1) determining whether an investment is impaired (fair value less amortized cost); 2) evaluating whether the impairment is other-than-temporary and 3) requiring recognition of an impairment equal to the difference between the investment’s cost and fair value.
In September 2004, the FASB issued Staff Position (FSP) No. EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01.” This FSP delayed the effective date of the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1.
In June 2005, the FASB voted to remove step 2 of the process, leaving step 1 (determination) and step 3 (recognition). In July 2005, the FASB announced the planned issuance of FSP FAS 115-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” FSP FAS 115-1 states that companies should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the asset has not been made.
The FASB stated that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted after September 15, 2005. Management does not expect this FSP to have any material impact on the company’s consolidated financial statements.
Statement of Financial Accounting Standards No. 154
In May 2005, the FASB issued SFAS No. 154, which eliminates the requirement in APB Opinion No. 20, “Accounting Changes,” that modified the requirements for the accounting and reporting of a change in accounting principles. APB Opinion No. 20 required changes in accounting principles to be included as an accumulated amount in the income statement in the period of change.
SFAS No. 154 requires that changes in accounting principles be retrospectively applied. The new accounting principle is applied at the beginning of the first period presented, as if that principle had always been used. The cumulative effect is applied to the applicable assets and liabilities with a corresponding offset to opening retained earnings. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have any material impact on the company’s consolidated financial statements.
Subsequent Events
During July 2005, Hurricane Dennis affected The Cincinnati Insurance Companies’ policyholders in Alabama, Florida, Georgia and Mississippi. Losses currently are estimated in the range of $11 million from this event, which will be included in results for the third quarter ending September 30, 2005.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2005

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
Revenues are primarily from unaffiliated customers.
•	Revenues for all three insurance segments consist of insurance premiums earned. Life insurance segment revenues also include separate account investment management fees
•	Investment operations segment revenues consist of pretax net investment income plus realized investment gains and losses
•	Other revenues are primarily finance/lease income
Income (loss) before income taxes for each segment is based on the nature of that business area’s operations:
•	Income before income taxes for the insurance segments is defined as underwriting income (loss)
o	Commercial lines and personal lines insurance segments — underwriting income (loss) is premiums earned minus loss and loss expenses incurred or policyholder benefits and underwriting expenses
o	Life insurance segment — underwriting income (loss) is premiums earned and separate account investment management fees, less contract holder benefits incurred and expenses incurred, plus investment interest credited to contract holders
Income before income taxes for the investment operations segment is net investment income plus realized investment gains and losses for all fixed maturity and equity security investments of the company and all subsidiaries, less interest credited to contract holders of the life insurance segment.
Loss before income taxes for the Other category is primarily due to interest expense from debt of the parent company and operating expenses of the company’s headquarters
Identifiable assets by segment are those assets used in the respective segment’s operations. Identifiable assets are not separately reported for two reportable segments — commercial lines and personal lines of property casualty insurance — because company management does not use this measure to analyze those segments. All fixed maturity and equity security investment assets, regardless of ownership, are included in the investment operations segment.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2005

     Segment information is summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2005	2004	2005	2004

Revenues:
Commercial lines insurance
Commercial multi-peril	$202	$182	$399	$368
Workers compensation	82	78	161	153
Commercial auto	113	111	226	221
Other liability	109	98	215	193
Other commercial lines	57	51	113	103

Total commercial lines insurance	563	520	1,114	1,038

Personal lines insurance
Personal auto	110	112	220	225
Homeowner	71	64	141	128
Other personal lines	21	21	43	41

Total personal lines insurance	202	197	404	394

Life insurance	29	27	53	52
Investment operations	142	176	278	303
Other	4	3	7	6

Total	$940	$923	$1,856	$1,793

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$86	$81	$154	$171
Personal lines insurance	9	(23)	25	(21)
Life insurance	3	0	5	2
Investment operations	129	165	253	281
Other	(12)	(9)	(27)	(18)

Total	$215	$214	$410	$415

	June 30,	December 31,
	2005	2004
Identifiable assets:
Property casualty insurance	$2,316	$2,317
Life insurance	841	837
Investment operations	12,673	12,746
Other	194	207

Total	$16,024	$16,107

Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Dollar amounts are rounded to millions; calculations of percent changes are based on whole dollar amounts. Per share amounts have been adjusted for the 5 percent stock dividend paid April 26, 2005.
SAFE HARBOR STATEMENT
This is a “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Certain forward-looking statements contained herein involve potential risks and uncertainties. We believe future results could differ materially from those discussed. Factors that could cause or contribute to such differences include, but are not limited to:
•	Unusually high levels of catastrophe losses due to changes in weather patterns, environmental events, terrorism incidents or other causes
•	Ability to obtain adequate reinsurance on acceptable terms, amount of reinsurance purchased and financial strength of reinsurers
•	Increased frequency and/or severity of claims
•	Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:
o	Downgrade of the company’s financial strength ratings,

o	Concerns that doing business with the company is too difficult or

o	Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace
•	Increased competition that could result in a significant reduction in the company’s premium growth rate
•	Personal lines pricing methods adopted by others that could allow them more flexibility and greater ability to underwrite individual risks accurately, decreasing our advantage in those areas.
•	Insurance regulatory actions, legislation or court decisions or legal actions that increase expenses or place us at a disadvantage in the marketplace
•	Delays in the development, implementation, performance and benefits of technology projects and enhancements
•	Inaccurate estimates or assumptions used for critical accounting estimates, including loss reserves
•	Events that reduce the company’s ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002 in the future
•	Recession or other economic conditions or regulatory, accounting or tax changes resulting in lower demand for insurance products
•	Sustained decline in overall stock market values negatively affecting the company’s equity portfolio; in particular a sustained decline in the market value of Fifth Third Bancorp shares, a significant equity holding
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2005

•	Events that lead to a significant decline in the value of a particular security and impairment of the asset
•	Prolonged low interest rate environment or other factors that limit the company’s ability to generate growth in investment income
•	Adverse outcomes from litigation or administrative proceedings
•	Effect on the insurance industry as a whole, and thus on the company’s business, of the recent actions undertaken by the Attorney General of the State of New York and other regulators against participants in the insurance industry, as well as any increased regulatory oversight that might result
•	Limited flexibility in conducting investment activities if the restrictions imposed by the Investment Company Act of 1940 were to become applicable to the parent company or the application for exemptive relief is not approved
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
Readers are cautioned that the company undertakes no obligation to review or update the forward-looking statements included herein.
Results of Operations
Overview — Cincinnati Financial Corporation Consolidated Highlights

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions except per share data)	2005	2004	Change %	2005	2004	Change %

Revenues	$940	$923	1.9	$1,856	$1,793	3.5
Net income	158	155	1.6	302	301	0.2

Per share data (diluted):
Net income	$0.89	$0.87	2.3	$1.70	$1.69	0.6
Book value	—	—		35.08	34.54	1.6

Return on equity	10.4%	10.1%		9.8%	9.8%
Return on equity based on comprehensive income	13.8%	(3.3)%		0.6%	(0.1)%
The consolidated results of operations reflect the operating results of each of our four segments along with parent company and other non-insurance activities. The four segments are:
•	Commercial lines property casualty insurance
•	Personal lines property casualty insurance
•	Life insurance
•	Investments operations
Highlights of the consolidated results include:
Revenues — Revenues rose in the three months and six months ended June 30, 2005, as growth in total earned premiums and investment income offset substantially lower realized investment gains.
Net income — Net income and net income per share for the three-month and six-month periods rose only slightly, primarily because results for the 2004 periods included higher realized investment gains. In addition, net income for the first six months of 2004 included a benefit of $32 million pretax ($21 million, or 11 cents per share, after tax) from the release of reserves for uninsured/underinsured motorist (UM/UIM) losses.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2005

Book value — Book value was $35.08 at June 30, 2005, compared with $35.60 at year-end 2004, as higher earnings were more than offset by lower unrealized investment gains.
Return on equity — With net income and equity relatively stable, return on equity was essentially unchanged from the prior periods.
Return on equity based on comprehensive income — Comprehensive income, which includes the change in unrealized gains and losses on investments with net income, improved to $209 million and $20 million for the three months and six months ended June 30, 2005, compared with a loss of $51 million and a loss of $5 million in the comparable prior periods. The improvement was due to a lower level of unrealized losses and higher operating profits.
Other considerations — When evaluating ongoing business operations, we consider the following:
•	Realized investment gains and losses — A significant factor in the growth rate of net income in any year can be realized investment gains and losses. We believe it is important to carefully consider the impact of these gains and losses on net income when evaluating the company’s primary business areas: property casualty insurance and life insurance. We believe the level of realized investment gains and losses for any particular period, while it may be material, may obscure the performance of ongoing underlying business operations in that period. While realized investment gains and losses are integral to the company’s insurance operations over the long term, the determination to recognize gains or losses in any period may be subject to our discretion and is independent of the insurance underwriting process. Moreover, under applicable accounting requirements, gains and losses may be recognized from certain changes in fair values of securities without actual realization.

In the three months and six months ended June 30, 2005, the after-tax impact of realized investment gains and losses was to raise net income by $8 million, or 5 cents per share, and $14 million, or 8 cents, respectively. In the three months and six months ended June 30, 2004, the after-tax impact of realized investment gains and losses was to raise net income by $36 million, or 20 cents per share, and $40 million, or 23 cents, respectively.
•	Uninsured motorist/underinsured motorist (UM/UIM) reserve release— In late 2003, the Ohio Supreme Court’s limited its 1999 Scott-Pontzer v. Liberty Mutual decision. In 2004, we reviewed outstanding UM/UIM claims for which litigation was pending and released $32 million in related case reserves. The reserve releases in the first quarter of 2004 added $21 million, or 11 cents per share, to net income in the six months ended June 30, 2004. Following the release of those reserves, we stopped separately reporting on UM/UIM-related reserve actions.
•	Shares outstanding — Weighted average shares outstanding may fluctuate from period to period because we regularly repurchase shares under a 1996 board authorization (see Cash Flow, Page 28) and shares are issued as associates exercise stock options. For the three months and six months ended June 30, 2005, weighted average shares outstanding on a diluted basis declined 1.6 million and 1.2 million from the year-earlier level.
Effects of inflation — We do not believe that inflation has had a material effect on consolidated results of operations, except to the extent that inflation may affect interest rates and claim costs.
Outlook
Over the long term, our objective is to achieve steady growth while performing as an industry profitability leader. Based on our outlook for the insurance and investment markets and our progress in implementing operating strategies, we have established certain performance targets for 2005. In light of results for the first half of this year, we are confident we can achieve these objectives:
•	Property casualty written premium growth in the low-single digits. We believe commercial lines should continue to achieve outstanding results, with written premium growth of approximately 3 percent to 5 percent. Personal lines written premiums are expected to decline in the mid-single digits for the year. Our outlook is based on market intelligence from insurance agents and field marketing representatives, production results for agencies and
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2005

account retention trends. The earned premium growth rate is expected to continue to slow, reflecting the trend of written premiums.
•	Combined ratio for the property casualty insurance operations at or below 93 percent, assuming catastrophe losses contribute approximately 3.5 percentage points to the combined ratio. We continue to anticipate that the 2005 commercial lines combined ratio will be at or below 90 percent and the 2005 personal lines combined ratio will be approximately 100 percent. The consolidated target also assumes that favorable loss reserve development will be in line with historical levels.

Through the first six months of 2005, catastrophe losses contributed an unusually low 1.1 percentage points to the overall property casualty combined ratio of 88.2 percent. Typically, the most severe weather-related catastrophe events, particularly hurricanes, occur in the third quarter. We will review our 2005 combined ratio targets when the third quarter is complete and we have more details on actual catastrophe losses. During July 2005, Hurricane Dennis affected The Cincinnati Insurance Companies’ policyholders in Alabama, Florida, Georgia and Mississippi. We currently are estimating losses in the range of $11 million from this event, which will be included in results for the third quarter ending September 30, 2005.
•	Investment income growth in line with year-to-date results. We now believe that investment income growth for the year will be in line with the 6.5 percent growth in the first six months of 2005. Our outlook is based on anticipated growth in dividend income, strong cash flow from insurance operations and the higher-than-normal allocation of new cash flow to fixed-income securities over the past 18 months.
Our operating results will be tempered in 2005 by a $15 million, net of tax, annual increase in interest expense on long-term debt, which rose modestly with the November 2004 issue of $375 million aggregate principal amount of senior notes due 2034. Net income for 2005 would be reduced by 8 cents per share, as disclosed in Note 1 to the Consolidated Financial Statements, Page 7, if we had adopted SFAS No. 123(R) this year. We intend to adopt SFAS No. 123(R) in the first quarter of 2006.
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
The following sections review results of operations for the combined property casualty insurance operations and, separately, for each of the company’s four reportable segments (see
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2005

Commercial Lines Results of Operations, Page 18, Personal Lines Results of Operations, Page 22, Life Insurance Results of Operations, Page 25, and Investments Results of Operations, Page 26).
Property Casualty Insurance Operations
Overview

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2005	2004	Change %	2005	2004	Change %

Written premiums	$791	$734	7.7	$1,588	$1,524	4.2

Earned premiums	$765	$717	6.7	$1,518	$1,432	6.0
Loss and loss expenses excluding catastrophes	421	395	6.6	877	806	8.8
Catastrophe loss and loss expenses	15	46	(67.9)	17	47	(63.8)
Commission expenses	157	142	10.5	299	296	1.1
Underwriting expenses	75	73	3.6	141	127	11.1
Policyholder dividends	2	3	(48.4)	5	6	(15.8)

Underwriting profit	$95	$58	64.2	$179	$150	18.8

Combined ratio:
Loss and loss expenses excluding catastrophes	55.0%	55.0%		57.8%	56.2%
Catastrophe loss and loss expenses	2.0	6.5		1.1	3.3

Loss and loss expenses	57.0%	61.5%		58.9%	59.5%
Commission expenses	20.5	19.8		19.7	20.7
Underwriting expenses	9.8	10.1		9.3	8.9
Policyholder dividends	0.2	0.5		0.3	0.4

Combined ratio	87.5%	91.9%		88.2%	89.5%

Within the property casualty insurance market, the company offers both commercial and personal policies through a network of independent agencies. Highlights of the performance for the combined property casualty insurance operations included:
•	Premiums and growth – Growth in earned premiums for the three-month and six-month periods continued to reflect the competitive characteristics we discussed in the Annual Report on Form 10-K, Property Casualty Insurance Operations, Page 1, as well as the slowing of net written premium growth over the past year due to increased competition.

We consider statutory net written premium growth to be a key performance indicator, since it can be used to compare the company’s growth to industry performance, allowing the company to evaluate the success of its strategies. Our property casualty premium growth has consistently been above the overall property casualty industry average.
•	For the six months ended June 30, 2005, the 4.2 percent growth rate reported for net written premiums included 1.6 percentage points due to the effect of an actuarial estimate of premiums for policies that were in process but not yet booked at quarter end.

•	The 7.7 percent growth rate reported for the three months ended June 30, 2005, included 5.1 percentage points for the actuarial adjustment while the 0.9 percent growth rate reported for the three months ended March 31, 2005, had been reduced by 1.7 percentage points.
New business written directly by agencies was $81 million and $152 million in the three months and six months ended June 30, 2005, compared with $87 million and $167 million in the comparable 2004 periods.

The discussion of the commercial lines and personal lines segments provides additional detail regarding premiums and growth trends.

•	Entered 32nd state — In June 2005, we appointed our first agency in Delaware, our first new active state since 2000. Our expansion into Delaware was accomplished by staffing a second Maryland territory that includes Delaware agencies. In addition, we also subdivided
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2005

and staffed field territories in Birmingham, Alabama; South Central Indiana; and Chicago in the first half of 2005. Plans to subdivide territories in upstate New York; Chattanooga and Nashville, Tennessee; and Utah will bring us to 100 field marketing territories by year-end 2005.

In total, we appointed 22 new agencies in our active states during the first half of 2005 as part of our program to appoint 100 new agencies in 2005 and 2006. This brought the total number of agencies at June 30, 2005, to 995 across our 96 territories, a net increase of nine agencies from year-end 2004.

•	Underwriting results and combined ratio – Excluding catastrophe losses, improvement in the personal lines loss and loss expense ratio was offset by a slightly higher commercial lines loss and loss expense ratio. The discussion of the commercial lines and personal lines segments provides additional detail regarding underwriting results and combined ratio trends.

The 4.4 percentage-point improvement in the overall property casualty combined ratio for the three months ended June 30, 2005, was due to the unusually low level of catastrophe losses in this year’s second quarter. Only one period of severe weather in May affected The Cincinnati Insurance Companies’ policyholders across 10 Midwestern states. Net of reinsurance, catastrophe losses contributed 2.0 percentage points to the property casualty combined ratio for the three months ended June 30, 2005, compared with 6.5 percentage points a year ago.

The 1.3 percentage-point improvement in the combined ratio for the six months ended June 30, 2005, reflected several offsetting trends:
o	Increase in the loss and loss expense ratio excluding catastrophes. The loss and loss expense ratio for the six months ended June 30, 2005, was raised by a previously announced single large loss that was insufficiently covered through our facultative reinsurance programs. That loss reduced the six-month underwriting profit by $22 million, net of reinsurance, and raised the loss and loss expense ratio by 1.5 percentage points. The ratio for the six months ended June 30, 2004, was reduced by 2.2 percentage-points due to the release of UM/UIM reserves.
o	Lower catastrophe losses. Catastrophe losses contributed 1.1 percentage points to the six month property casualty combined ratio compared with 3.3 percentage points a year ago.
o	Lower commission expense ratio. Commission expense declined from last year’s level primarily because of the refinement and subsequent release of $8 million of 2004 accruals in the first three months of 2005. The refinement reflected the use of final 2004 financial data to calculate the contingent commissions paid in 2005. Our 2005 contingent commission accrual reflects the year-to-date 2005 underwriting profit, our outlook for full-year results and other factors that could affect the contingent commission liability for the year.
On a statutory basis, the property casualty combined ratio was 86.6 percent and 86.9 percent for the three months and six months ended June 30, 2005. The property casualty statutory combined ratio was 91.2 percent and 88.1 percent for the comparable 2004 periods. In the six months ended June 30, 2004, the statutory combined ratio included a 2.2 percentage-point benefit from the release of UM/UIM reserves.
Technology Initiatives
As described in the 2004 Annual Report on Form 10-K, we expect to continue to strengthen our relationships with agencies in many ways, including through the introduction and use of technology that is designed to bring agencies greater efficiencies and to permit associates to spend more time with people and less with paper. During the first six months of 2005, we made additional progress on our technology initiatives. Those activities and plans for the remainder of the year include:
•	CMS™, a new claims file management system, initially was deployed in late 2003. Field claims associates in all states are using CMS to process all newly reported claims. Planned upgrades
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2005

for 2005 include agency access to issue claims checks from the system and to obtain loss data reports.
•	WinCPP™, an online rate quoting system for commercial package, commercial auto and workers compensation policies, now is available for agencies in all active states except Delaware. In Delaware, it is available for workers compensation policies and is expected to be available for commercial package and commercial auto policies by year-end. Businessowner policy quoting capabilities now have been extended to 25 states.
•	Training for Diamond, our personal lines processing system, was completed for agents in Florida in April 2005. It now is in use in six states representing approximately 62 percent of total 2004 personal lines earned premium volume. Through June 30, 2005, policies representing approximately $250 million of in-force premium had been issued through Diamond. The introduction of Diamond into Illinois, which represents about 7 percent of total 2004 personal lines earned premium volume, now is scheduled for September. Prior to the Illinois rollout, improvements to system stability and speed are being implemented. Planned rate changes were released in Diamond in July, as scheduled.

After agent training is complete in Illinois, training is expected to begin for agents in Georgia, Kentucky and Wisconsin, which represent about 15 percent of total 2004 personal lines earned premium volume. Those states will be followed by Minnesota, Missouri and Tennessee, states that represent about 6 percent of volume. Training in some states may not begin until early 2006.
•	i-View, a commercial lines policy imaging and workflow system, was introduced in areas of the commercial lines underwriting department in mid-2004. Approximately 50 percent of commercial lines underwriting teams now are using the system. i-View is expected to be available to all commercial lines underwriters by year-end 2005.
•	Development and delivery of a full-featured commercial lines policy processing system is the company’s primary business-technology objective. We remain on track to achieve our interim goal of delivering a full version of the system for businessowners policies in Ohio, our largest premium volume state, by the end of 2005, with other states under development for 2006.
•	CinciBond™, a new automated system to process license and permit surety bonds, was delivered to a small group of Ohio agencies for testing in late 2004. CinciBond enables agents to issue and print bonds at their offices. Responses were positive and delivery to the remaining Ohio agencies and those in several additional states is anticipated during late 2005.
In all cases, the objective is to make it easier for agencies to do business with us and to enhance the level of personal service that we deliver by automating policy administration functions.
Insurer Financial Strength Ratings
Cincinnati Financial is awarded credit (debt) ratings (see Long- and Short-term Debt, Page 31, for a discussion of the company’s credit ratings), and our insurance subsidiaries are awarded insurer financial strength ratings and issuer credit ratings. The following summarizes the insurer financial strength ratings as of August 1, 2005, which are unchanged from those reported in the 2004 Annual Report on Form 10-K. Insurer financial strength ratings assess an insurer’s ability to meet its financial obligations to policyholders and do not necessarily address matters that may be important to shareholders.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2005

	Property Casualty	Life Insurance
	Insurance	Subsidiary
Subsidiaries

A.M. Best	A++	A+

Fitch Ratings	AA	AA

Moody’s Investors Service	Aa3	—

Standard & Poor’s Rating Services	AA-	AA-
In 2004, the board of directors and management established parameters around the property casualty company’s strong statutory surplus position that led to some short-term actions. These actions allowed us to remain consistent with our long-term underwriting and equity investing strategies while responding to risk factors that are studied carefully by the ratings agencies. In the second quarter of 2004, these actions included reducing property casualty portfolio common stock holdings, adding a $100 million layer to our property catastrophe reinsurance program and adjusting homeowner earthquake deductibles. In addition, we have changed the allocation of new property casualty portfolio investments to reduce the ratio of common stock to statutory surplus (see Investment Portfolio, Page 29, for a discussion of portfolio allocation). The ratio was 98.4 percent at June 30, 2005, compared with 103.5 percent at year-end 2004.
These property casualty actions did not signal a change in our overall investment philosophy. We remain committed to a long-term equity focus that we believe is key to the company’s long-term growth and stability (see 2004 Annual Report on Form 10-K, Investments Segment, Page 13).
Commercial Lines Results of Operations
Overview
Performance highlights for the commercial lines segment include:
•	Premiums and growth — Agents continue to report that renewal pricing pressure has risen since the end of 2004 and that new business pricing is requiring even more flexibility and more careful risk selection. Our field marketing associates and agents are working together to select risks and respond appropriately to local pricing trends. Over the past five years, our case-by-case approach has generated 11.7 percent compound annual growth in commercial lines agency direct new business premiums. New commercial lines business was $72 million and $135 million for the three-month and six-month periods compared with $75 million and $142 million last year.

With the commercial lines pricing environment growing more competitive, we continue to rely on factors other than price to drive sales. Our agents look for the best insurance program for their clients, not just the best price. They serve policyholders well by presenting our value proposition — customized coverage packages, personal claims service and high financial strength ratings — all wrapped up in a convenient three-year commercial policy.

For the six months ended June 30, 2005, the 6.5 percent growth rate reported for net written premiums included 2.0 percentage points due to the effect of an actuarial estimate of premiums for policies that were in process but not yet booked at quarter end. The 10.6 percent growth rate reported for the three months ended June 30, 2005, included 6.8 percentage points from the actuarial adjustment while the 3.1 percent growth rate reported for the three months ended March 31, 2005, had been reduced by 2.0 percentage points.

As competition in our commercial markets continues to increase, our growth rate has slowed because of the more competitive pricing environment and the underwriting discipline we have been maintaining for both renewal and new business. We believe that our written

Cincinnati Financial Corporation Form 10-Q for the quarter ended June 30, 2005	21

premium growth rate continues to exceed the average for the overall industry, which was estimated at 1.3 percent for the first three months of 2005.

•	Underwriting results and combined ratio — Commercial lines profitability remained strong in the three months ended June 30, 2005, as we benefited from the front-line underwriting efforts of our local agents and our pricing discipline as well as an unusually low level of catastrophe losses. The significant components of expenses for the commercial lines segment are described below.

The combined ratio for the six months ended June 30, 2005, was raised 2.0 percentage points due to the single large loss in January 2005. The ratio for the six months ended June 30, 2004, benefited by 3.0 percentage points from the release of UM/UIM reserves.
Commercial Lines Results

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2005	2004	Change %	2005	2004	Change %

Written premiums	$567	$512	10.6	$1,195	$1,122	6.5

Earned premiums	$563	$520	8.3	$1,114	$1,038	7.3
Loss and loss expenses excluding catastrophes	306	265	15.6	635	541	17.3
Catastrophe loss and loss expenses	2	15	(84.4)	9	16	(47.4)
Commission expenses	111	103	7.6	215	216	(0.5)
Underwriting expenses	56	53	6.9	96	88	9.4
Policyholder dividends	2	3	(48.4)	5	6	(15.8)

Underwriting profit	$86	$81	5.9	$154	$171	(9.7)

Combined ratio:
Loss and loss expenses excluding catastrophes	54.4%	50.9%		57.0%	52.1%
Catastrophe loss and loss expenses	0.4	3.0		0.8	1.6

Loss and loss expenses	54.8%	53.9%		57.8%	53.7%
Commission expenses	19.7	19.8		19.3	20.8
Underwriting expenses	10.0	10.0		8.6	8.4
Policyholder dividends	0.3	0.7		0.4	0.6

Combined ratio	84.8%	84.4%		86.1%	83.5%

Loss and Loss Expenses (excluding catastrophe losses)
Loss and loss expenses include both net paid losses and reserve additions for unpaid losses as well as the associated loss expenses. Loss and loss expenses excluding catastrophes rose in the three months largely because of a lower level of favorable loss reserve development from prior accident years. Loss and loss expenses excluding catastrophes in the six months ended June 30, 2005, was increased by the single large loss discussed above. Loss and loss expenses excluding catastrophes in the six months ended June 30, 2004, was reduced by the release of UM/UIM reserves (see Property Casualty Reserve Levels, Commercial Lines Segment Reserves, Page 30, for information regarding loss reserves for the commercial lines segment).
Management monitors incurred losses by size of loss, business line, risk category, geographic region, agency, field marketing territory and duration of policyholder relationship, addressing concentrations or trends as needed. For the three months ended June 30, 2005, new incurred losses greater than $1 million were above the unusually low level in the comparable prior period. For the six months ended June 30, 2005, new incurred losses greater than $1 million were above the comparable prior period primarily due to the single large loss in January 2005. For both periods, new incurred losses between $250,000 and $1 million were below last year’s levels while case reserve increases greater than $250,000 rose slightly.

Cincinnati Financial Corporation
22	Form 10-Q for the quarter ended June 30, 2005

Commercial Lines Losses by Size

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2005	2004	Change %	2005	2004	Change %

Losses $1 million or more	$26	$14	85.5	$68	$49	40.0
Losses $250 thousand to $1 million	29	33	(10.6)	51	61	(16.5)
Development and case reserve increases of $250 thousand or more	38	36	5.0	67	63	6.5
Other losses	151	126	20.1	322	256	26.1

Total losses incurred excluding catastrophe losses	244	209	17.0	508	429	18.7
Catastrophe losses	2	15	(84.4)	9	16	(47.4)

Total losses	$246	$224	10.1	$517	$445	16.3

As a percent of earned premiums:
Losses $1 million or more	4.5%	2.6%		6.2%	4.7%
Losses $250 thousand to $1 million	5.2	6.3		4.6	5.8
Development and case reserve increases of $250 thousand or more	6.8	7.0		6.0	6.1
Other losses	26.9	24.2		28.9	24.7

Loss ratio excluding catastrophe losses	43.4%	40.1%		45.7%	41.3%
Catastrophe loss ratio	0.4	3.0		0.8	1.6

Total loss ratio	43.8%	43.1%		46.5%	42.9%

Catastrophe Loss and Loss Expenses
For the three months ended June 30, 2005, commercial lines catastrophe losses were $2 million, which contributed 0.4 percentage points to the combined ratio, compared with $15 million, or 3.0 percentage points, in the comparable 2004 period.
For the six months ended June 30, 2005, commercial lines catastrophe losses were $9 million, which contributed 0.8 percentage points to the combined ratio, compared with $16 million, or 1.6 percentage points, in the comparable 2004 period.
Commission Expenses
Commission expense as a percent of earned premium was essentially unchanged for the three months ended June 30, 2005. It declined 1.5 percentage points for the six months ended June 30, 2005. The primary reason for the decline was the refinement and subsequent release of an over accrual from 2004 in the first three months of 2005. The refinement reflected the use of final 2004 financial data to calculate the contingent commissions paid in 2005. Our 2005 contingent commission accrual reflects the year-to-date 2005 underwriting profit, our outlook for full-year results and other factors that could affect the contingent commission liability for the year.
Underwriting Expenses
Non-commission expenses rose as a percent of earned premium in the three-month and six-month periods in 2005 due to higher salary expense and technology-related costs.
Policyholder Dividends
Policyholder dividend expense was 0.3 percent and 0.4 percent of earned premium in the three months and six months ended June 30, 2005, compared with 0.7 percent and 0.6 percent in the comparable prior periods.

Cincinnati Financial Corporation Form 10-Q for the quarter ended June 30, 2005	23

Line of Business Analysis

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2005	2004	Change %	2005	2004	Change %

Commercial multi-peril:
Earned premiums	$202	$182	10.8	$399	$368	8.2
Loss and loss expense incurred	116	103	11.9	258	211	22.3
Loss and loss expense ratio	57.3%	56.8%		64.7%	57.2%
Loss and loss expense ratio excluding catastrophes	56.4	50.2		62.9	54.4
Workers compensation:
Earned premiums	$82	$78	5.2	$161	$153	5.1
Loss and loss expense incurred	63	54	17.3	124	122	1.3
Loss and loss expense ratio	77.1%	69.2%		76.8%	79.7%
Loss and loss expense ratio excluding catastrophes	77.1	69.2		76.8	79.7
Commercial auto:
Earned premiums	$113	$111	1.6	$226	$221	2.1
Loss and loss expense incurred	66	59	12.6	132	108	21.9
Loss and loss expense ratio	58.8%	53.1%		58.4%	48.9%
Loss and loss expense ratio excluding catastrophes	58.6	52.6		58.3	48.9
Other liability:
Earned premiums	$109	$98	11.0	$215	$193	11.5
Loss and loss expense incurred	43	45	(4.9)	84	78	8.6
Loss and loss expense ratio	39.3%	45.9%		39.2%	40.2%
Loss and loss expense ratio excluding catastrophes	39.3	45.9		39.2	40.2
In total, the commercial multi-peril, workers compensation, commercial auto and other liability lines of business accounted for almost 90 percent of total commercial lines earned premium in the first half of 2005. Approximately 95 percent of the company’s commercial lines premiums are written as packages providing accounts with coverages from more than one of these business lines. The company believes that its commercial lines results are best measured and evaluated on a segment basis. For reference, however, the table above and discussion below summarize results for each of the four primary business lines.
•	Commercial multi-peril — Earned premium growth for the three-month and six-month periods was slightly ahead of overall commercial lines growth.

The loss and loss expense ratio excluding catastrophe losses for the three months ended June 30, 2005, rose by 6.2 percentage points due to higher current accident year losses and the lower level of favorable loss reserve development from prior accident years. The loss and loss expense ratio excluding catastrophes for the six months ended June 30, 2005, rose by 8.5 percentage points due to higher current accident year losses and the large loss noted above, which added 5.6 percentage-points to the 2005 ratio.

•	Workers compensation — Earned premium growth for the three-month and six-month periods was slightly below overall commercial lines growth due to the company’s cautious approach to this business line.

The loss and loss expense ratio for the three months ended June 30, 2005, rose because the loss and loss expense ratio in the comparable 2004 period was unusually low due to lower claims activity in that period. The loss and loss expense ratio for the six months ended June 30, 2005, was slightly improved over last year.

•	Commercial auto — Earned premium growth for the three-month and six-month periods was below the overall commercial lines growth rate. Commercial auto is one of the components of our package policies for which pricing adjusts annually. Account pricing flexibility frequently comes from the commercial auto pricing, which often represents the largest portion of insurance costs for the policyholder.

The loss and loss expense ratio for the three months ended June 30, 2005, rose by 5.7 percentage points, primarily because of higher current accident year losses and the lower level of favorable loss reserve development from prior accident years. The loss and loss

Cincinnati Financial Corporation
24	Form 10-Q for the quarter ended June 30, 2005

expense ratio for the six months ended June 30, 2005, rose by 9.5 percentage points primarily because the ratio in the comparable prior period included a 9.3 percentage-point benefit ($21 million) from the release of UM/UIM reserves.

•	Other liability — Earned premium growth for the three-month and six-month periods continued to outpace overall commercial lines growth because of the relative strength of pricing for liability coverages and the number of policies previously converted from discounted programs (included in commercial multi-peril) to non-discounted programs.

The loss and loss expense ratio for the three months ended June 30, 2005, declined 6.6 percentage points. The improvement primarily was due to stronger pricing, with losses essentially unchanged from the prior period. The loss and loss expense ratio for the six months ended June 30, 2005, declined by 1.0 percentage points. 2005 improvement due to stronger pricing was offset by a 4.1 percentage-point ($8 million) benefit from the release of UM/UIM reserves in the six months ended June 30, 2004. Management monitors results for the other liability business line closely, anticipating quarter-to-quarter fluctuations due to the nature and size of commercial umbrella liability policies and limits.
Commercial Lines Outlook
As a result of market conditions, we anticipate commercial lines written premium growth will be in the range of 3 percent to 5 percent in 2005 compared with 7.6 percent in 2004. Industry experts currently anticipate industrywide commercial lines written premiums may decline approximately 1 percent this year. We anticipate commercial lines insurance market trends will reflect accelerated competition with pressure on pricing from the industry’s increasing surplus and improving profitability. During the first half of 2005, agents reported that renewal pricing pressure had risen since the end of 2004 and new business pricing was requiring even more flexibility and more careful risk selection. We now need to use more credits to retain renewals of quality business; the larger the account, the higher the credits. On smaller accounts, we are seeing some opportunities to get small increases, with variations by geographic region and class of business.
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
We believe the company can continue to be a preferred market for its agencies and the types of local businesses they serve. We will do so by evaluating each risk individually and making decisions regarding rates, the use of three-year commercial policies and other policy terms on a case-by-case basis, even in lines and classes of business that are under competitive pressure. We believe this should allow us to maintain the positive underlying improvements in profitability that have occurred over the past several years, but we do not believe favorable reserve development will contribute to underwriting profits as much in 2005 as it did in 2004. As a result, we continue to estimate a 2005 commercial lines combined ratio at or below 90 percent compared with 84.1 percent in 2004.
Personal Lines Results of Operations
Overview
Performance highlights for the personal lines segment include:
•	Premiums and growth — Personal lines earned premiums for the three months and six months ended June 30, 2005, rose slightly, due to the growth in homeowner written premiums over the past 12 months. New personal lines business was $9 million and $17 million for the three-month and six-month periods compared with $12 million and $25 million last year. We had addressed profitability by substantially increasing rates in 2003 and 2004. Despite the improvements in profitability brought about by those changes, we are concerned about

Cincinnati Financial Corporation Form 10-Q for the quarter ended June 30, 2005	25

recent declines in written premiums and new business activity. We are looking closely at our rate structure to ensure our products are better positioned going forward and will be instituting significant rate modifications in selected states and territories in September 2005.

For the six months ended June 30, 2005, net written premiums declined 2.5 percent. That rate included a 0.1 percentage-point increase due to the effect of an actuarial estimate of premiums for policies that were in process but not yet booked at quarter end. The 1.1 percent growth rate for the three months ended June 30, 2005, included a 1.5 percentage-point increase from the actuarial adjustment while the 6.8 decline for the three months ended March 31, 2005, included a 1.6 percentage-point decline.

In late summer 2004, we chose to postpone all personal lines rate changes until May 2005 so we could complete steps in the Sarbanes-Oxley internal control review and prepare for deployment of Diamond, our personal lines policy processing system, into additional states. During that period, it became clear that our rates in many of our markets, including Ohio, made our homeowner and personal auto coverages less price competitive. During the fourth quarter of 2004, our retention rates for renewal business remained relatively stable although new business declined. During the first and second quarters of 2005, retention rates declined and we experienced additional weakness in new business.

On a territory-by-territory basis, we now are moving ahead with modifications to selected rates and credits with mid- to late-2005 effective dates, which should begin positioning our auto and homeowner products more appropriately in the local markets. In the personal lines marketplace, we believe agents select Cincinnati for their value-oriented clients who seek to balance value and price and who are attracted by Cincinnati’s superior claims service and the benefits of the company’s package approach. We believe our rate changes further open the door for agents to sell the value of our homeowner-auto package, superior claims service and financial strength.

A portion of the slowdown in premium growth also may have been due to the introduction of Diamond in our larger states. Diamond gives agents new options that increase their choice and control and will offer significant efficiencies when policies renew. However, the system has an initial learning curve, requires substantial effort on the part of the agencies to convert business to the system and needs enhancements to achieve satisfactory stability and speed. These enhancements are expected to be completed in the next several months.

•	Underwriting results and combined ratio — As the three months and six months 2005 personal lines underwriting profits indicate, we are making some progress toward returning personal lines to full-year profitability. We also benefited from an unusually low level of catastrophe events in the first half of 2005. Excluding catastrophe losses, the personal lines GAAP combined ratio improved 6.8 and 5.5 percentage points for the three months and six months ended June 30, 2005. That progress primarily reflected improvement in the homeowner loss and loss expense ratio excluding catastrophe losses. The personal lines combined ratio for the six months ended June 30, 2004, benefited by 0.3 percentage points from the release of UM/UIM reserves.

The significant components of expenses for the personal lines segment are described below.

Cincinnati Financial Corporation
26	Form 10-Q for the quarter ended June 30, 2005

Personal Lines Results

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2005	2004	Change %	2005	2004	Change %

Written premiums	$224	$222	1.1	$393	$402	(2.5)

Earned premiums	$202	$197	2.5	$404	$394	2.4
Loss and loss expenses excluding catastrophes	115	130	(11.6)	242	265	(8.8)
Catastrophe loss and loss expenses	13	31	(59.7)	8	31	(72.4)
Commission expenses	46	39	18.3	84	80	5.4
Underwriting expenses	19	20	(5.1)	45	39	14.7

Underwriting profit (loss)	$9	$(23)	nm	$25	$(21)	nm

Combined ratio:
Loss and loss expenses excluding catastrophes	56.7%	65.9%		59.8%	67.1%
Catastrophe loss and loss expenses	6.2	15.7		2.1	7.8

Loss and loss expenses	62.9%	81.6%		61.9%	74.9%
Commission expenses	22.9	19.8		20.9	20.3
Underwriting expenses	9.5	10.2		11.2	10.0

Combined ratio	95.3%	111.6%		94.0%	105.2%

Loss and Loss Expenses (excluding catastrophe losses)
Loss and loss expenses include both net paid losses and reserve additions for unpaid losses as well as the associated loss expenses. The decline in loss and loss expenses excluding catastrophes in the three months and six months ended June 30, 2005, reflected substantial improvement in homeowner profitability and modest improvement in personal auto profitability from already healthy levels (see Property Casualty Reserve Levels, Personal Lines Segment Reserves, Page 31, for information regarding loss reserves for the personal lines segment).
Management monitors incurred losses by size of loss, business line, risk category, geographic region, agency, field marketing territory and duration of policyholder relationship, addressing concentrations or trends as needed. The total of new incurred losses greater than $1 million and new incurred losses between $250,000 and $1 million was well below the total in the comparable prior periods, primarily because there were only two personal lines losses greater than $1 million in the three months ended June 30, 2005, and none in the three months ended March 31, 2005. Case reserve increases greater than $250,000 declined for the three-month period and were unchanged for the six-month period.

Cincinnati Financial Corporation Form 10-Q for the quarter ended June 30, 2005	27

Personal Lines Losses by Size

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2005	2004	Change %	2005	2004	Change %

Losses $1 million or more	$2	$3	(21.6)	$2	$10	(77.4)
Losses $250 thousand to $1 million	8	13	(43.4)	18	24	(24.7)
Development and case reserve increases of $250 thousand or more	2	5	(61.3)	9	9	(8.2)
Other losses	89	92	(3.7)	183	190	(3.6)

Total losses incurred excluding catastrophe losses	101	113	(11.6)	212	233	(9.2)
Catastrophe losses	13	31	(59.7)	8	31	(72.4)

Total losses	$114	$144	(22.0)	$220	$264	(16.6)

As a percent of earned premiums:
Losses $1 million or more	1.2%	1.5%		0.6%	2.6%
Losses $250 thousand to $1 million	3.7	6.7		4.5	6.0
Development and case reserve increases of $250 thousand or more	1.0	2.7		2.1	2.4
Other losses	43.5	46.5		45.2	48.1

Loss ratio excluding catastrophe losses	49.4%	57.4%		52.4%	59.1%
Catastrophe loss ratio	6.2	15.7		2.1	7.8

Total loss ratio	55.6%	73.1%		54.5%	66.9%

Catastrophe Loss and Loss Expenses
For the three months ended June 30, 2005, personal lines catastrophe losses, net of reinsurance, were $13 million, contributing 6.2 percentage points to the combined ratio, compared with $31 million, or 15.7 percentage points, in the comparable 2004 period. The $13 million in second-quarter 2005 catastrophe losses primarily reflected $9 million in losses from the Midwestern storms in May.
For the six months ended June 30, 2005, personal lines catastrophe losses were $8 million, contributing 2.1 percentage points to the combined ratio, compared with $31 million, or 7.8 percentage points, in the comparable 2004 period. For the six months, losses from the storms in the Midwest in May and a series of winter storms in the Midwest and Northeast in January were offset by $5 million of favorable development from losses from prior-period storms.
Commission Expenses
Commission expense as a percent of earned premium rose by 3.1 and 0.6 percentage points for the three months and six months ended June 30, 2005. The primary reason for the increase in both periods was improvement in personal lines profitability in the first half of 2005. Our 2005 contingent commission accruals reflect six-month 2005 underwriting results, our outlook for full-year results and other factors that could affect the contingent commission liability for the year.
Underwriting Expenses
Non-commission expenses declined as a percent of earned premium in the three months ended June 30, 2005, but rose in the six-month period due to higher salary expense and technology-related costs.

Cincinnati Financial Corporation
28	Form 10-Q for the quarter ended June 30, 2005

Line of Business Analysis

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2005	2004	Change %	2005	2004	Change %

Personal auto:
Earned premiums	$110	$112	(2.2)	$220	$225	(2.0)
Loss and loss expense incurred	67	70	(4.4)	135	145	(7.4)
Loss and loss expense ratio	61.5%	62.9%		61.0%	64.6%
Loss and loss expense ratio excluding catastrophes	60.4	60.6		60.4	63.6
Homeowner:
Earned premiums	$71	$64	10.0	$141	$128	9.5
Loss and loss expense incurred	52	77	(32.2)	97	121	(19.9)
Loss and loss expense ratio	73.3%	119.1%		68.7%	94.0%
Loss and loss expense ratio excluding catastrophes	57.7	76.0		64.4	72.5
The personal auto and homeowner business lines together accounted for almost 90 percent of total personal lines earned premiums in the first half of 2005. Our intent is to write personal auto and homeowners coverages in personal lines packages. As a result, we believe that personal lines results are best measured and evaluated on a segment basis. For reference, however, the table above and discussion below summarize growth and profitability trends for the personal auto and homeowner business lines.
•	Personal auto — Earned premiums for the personal auto line declined 2.2 percent and 2.0 percent for the three months and six months ended June 30, 2005. As noted above, the decline primarily was due to the change in our competitive posture, which resulted in lower written premium and new business production in recent quarters. We are modifying selected rates and credits on a territory-by-territory basis during the remainder of 2005 to address this issue.

Over the past several years, the benefits of personal auto re-underwriting programs and higher pricing have generally served to offset rising loss severity. For selected agencies, the programs reviewed and strengthened underwriting standards and developed strategies to increase the company’s penetration within the agency’s personal lines business. The loss and loss expense ratio for personal auto continued this trend, improving for the three months and six months ended June 30, 2005.

•	Homeowner — Earned premiums for the homeowner line rose 10.0 percent and 9.5 percent for the three months and six months ended June 30, 2005. Earned premiums continue to benefit from written premium growth in earlier periods that was largely due to rate increases enacted over the past several years. Written premiums rose for the three months and six months ended June 30, 2005, due to rate increases, despite slightly lower policy renewal rates and significantly lower new business levels. The loss and loss expense ratio for the homeowner line improved for both the three-month and six-month periods ended June 30, 2005, due to the lower level of catastrophe losses and progress in our efforts to improve performance in this business line. In both the three months and six months of 2005, we experienced a modest level of unfavorable development on prior accident year losses. In the comparable 2004 periods, we experienced favorable loss reserve development on prior accident year losses.

As noted above, we are concerned about both profitability and recent retention and new business trends for this business line. In addition to the actions described in our 2004 Annual Report on Form 10-K, Personal Lines Results of Operations, Page 40, to address profitability, we are modifying selected rates and credits on a territory-by-territory basis during the remainder of 2005 to address our competitive posture.

Cincinnati Financial Corporation Form 10-Q for the quarter ended June 30, 2005	29

Personal Lines Outlook
In light of results for the first six months of 2005, we anticipate a mid-single digit decline in written premiums in 2005. Industry experts currently anticipate industry-wide personal lines written premiums may rise approximately 4.5 percent in 2005.
We believe the personal lines combined ratio will be approximately 100 percent for full-year 2005 for the reasons noted above. Further, expenses have been trending higher for personal lines due to higher contingent commissions, salary expense and technology-related costs. In the 2004 Annual Report on Form 10-K, Personal Lines Outlook, Page 44, we described a number of factors affecting our outlook for personal lines profitability. We believe these factors continue to be important to our ability to improve the performance of the homeowner line of business while maintaining personal auto profitability. As a result of the premium and expense trends, we no longer believe the homeowner business line will be profitable by year-end 2006.
Life Insurance Results of Operations
Overview
Performance highlights for the life insurance segment include:
•	Revenues — Higher earned premiums led to revenue growth for the three months and six months ended June 30, 2005. Face amount of life policies in force rose 7.5 percent to $48.294 billion at June 30, 2005, from $44.921 billion at year-end 2004. For the first six months of 2005, applications submitted rose 5.5 percent, with an 8.4 percent gain in worksite applications. During the second quarter, we introduced nine new term life insurance products to replace the existing product portfolio. The new products include a new series with an optional return-of-premium feature. To support our enhanced product portfolio, we are providing product and sales concept marketing materials to help property casualty agents sell our life portfolio more easily.

We consider statutory net written premium growth to be a key performance indicator for the life insurance segment. We can use it to compare results for our life insurance operation to industry performance, which can help us evaluate the relative success of our strategies. The life insurance subsidiary reported statutory written premium for life insurance of $29 million and $55 million for the three months and six months ended June 30, 2005, compared with $27 million and $53 million in the comparable prior periods. Statutory written premiums have been reclassified to exclude annuity deposits not involving life contingencies, which are not recognized as written premium under statutory accounting rules. Annuity sales were $23 million and $50 million in the three months and six months ended June 30, 2005, compared with $23 million and $31 million in the comparable prior periods.

•	Profitability — Operating expenses remained relatively level and mortality experience remained within pricing guidelines. This led to an improved GAAP-based profit for the life insurance segment. The GAAP-based profit was small, however, because investment income is included in investment segment results, except investment income credited to contract holders (interest assumed in life insurance policy reserve calculations).

We recognize that assets under management, capital appreciation and investment income are integral to evaluating the life insurance business because of the long duration of life products. Accordingly, we also look at key performance measures for the life insurance segment that include results for investment activities on life insurance-related assets of The Cincinnati Life Insurance Company subsidiary.

GAAP net income for The Cincinnati Life Insurance Company is one of these key performance measures. For the three months ended June 30, 2005, this measure grew 26.7 percent to $13 million, compared with $10 million in the comparable prior period. For the six months ended June 30, 2005, GAAP net income rose 25.2 percent to $23 million from $19 million. The life insurance portfolio had pretax realized investment gains of $5 million and $8 million in the three months and six months ended June 30, 2005, compared with $4 million and $5 million in the comparable prior periods.

Cincinnati Financial Corporation
30	Form 10-Q for the quarter ended June 30, 2005

Life Insurance Results

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2005	2004	Change %	2005	2004	Change %

Earned premiums	$29	$27	8.3	$53	$52	2.6
Separate account investment management fees	1	1	12.3	2	2	7.4

Total revenues	30	28	8.4	55	54	2.8

Contract holders benefits incurred	26	26	0.5	50	48	3.8
Investment interest credited to contract holders	(13)	(11)	13.8	(25)	(22)	(13.4)
Expenses incurred	14	13	8.5	25	26	(1.4)

Total expenses	27	28	(1.1)	50	52	(3.0)

Life insurance segment profit	$3	$0	nm	$5	$2	194.1

Life Insurance Outlook
As the life insurance company seeks to increase penetration of the property casualty agencies, our objective is to increase premiums and contain expenses. We continue to emphasize the cross-serving opportunities afforded by worksite marketing of life insurance products. In 2005, we are exploring additional programs to simplify the worksite marketing sales process for independent property casualty agencies, including enrollment software. We also intend to simplify our worksite product portfolio to make it more competitive.
We continue to develop and introduce new term and universal life insurance products with features that customers indicate are important. In addition to the changes described above in our term life insurance product portfolio, we are developing new universal life products including one that will insure the lives of children and another that will offer a secondary guarantee.
Term insurance is our largest life insurance product line. Changes in the marketplace during 2004 have affected the cost and availability of reinsurance for term life insurance for 2005. We continue to research alternative solutions, including reinsurance options, to help fund the statutory reserve strain on new term business. We believe we will be able to structure a program that provides the life insurance company with the ability to continue to grow in the term life insurance marketplace while appropriately managing risk, at a cost that allows the life insurance company to achieve its internal performance targets.
Investments Results of Operations
Overview
The investment segment contributes investment income and realized gains and losses to results of operations. Investments provide our primary source of pretax and after-tax profits.
•	Investment income — Consolidated pretax investment income rose 7.3 percent and 6.5 percent in the three months and six months ended June 30, 2005. The increase came from higher interest income from cash flow invested in fixed-income securities. Dividend income for the three months and six months was essentially unchanged from last year. Dividend increases from common stocks in the portfolio were offset by the loss of income from the sale or call of convertible preferred securities in the past 12 months. Fifth Third Bancorp, the company’s largest equity holding, contributed 43.6 percent of total dividend income in the first six months of 2005.

•	Realized gains and losses — Realized investment gains were $13 million and $22 million pretax in the three months and six months ended June 30, 2005, compared with $55 million and $62 million in the comparable prior periods. This year’s gains primarily were due to routine sales and calls of securities. Last year’s gains primarily were due to equity sales undertaken as part of a program to support our insurer financial strength ratings. During the three months and six months ended June 30, 2005, only one security was written down as other-than-temporarily impaired for an immaterial amount.

Cincinnati Financial Corporation Form 10-Q for the quarter ended June 30, 2005	31

Investment Results

	Three months ended June 30,			Six months ended June 30,
(In millions)	2005	2004	Change %	2005	2004	Change %

Investment income:
Interest	$70	$62	13.4	$138	$123	12.0
Dividends	59	59	0.6	117	117	(0.3)
Other	2	1	38.4	4	3	68.3
Investment expenses	(2)	(1)	(34.8)	(3)	(2)	(32.3)

Total net investment income	129	121	7.3	256	241	6.5

Investment interest credited to contract holders	(13)	(11)	(13.8)	(25)	(22)	(13.4)

Net realized investment gains and losses:
Other-than-temporary impairment charges	0	(1)	22.1	0	(3)	84.8
Realized investment gains and losses	13	53	(76.4)	29	62	(53.7)
Change in valuation of embedded derivatives	0	3	(68.3)	(7)	3	(331.2)

Net realized investment gains	13	55	(76.6)	22	62	(64.9)

Investment operations income	$129	$165	(21.3)	$253	$281	(9.8)

Investments Outlook
We now believe that investment income growth for the year will be in line with the 6.5 percent growth in the first six months of 2005. Our outlook is based on anticipated growth in dividend income, strong cash flow from insurance operations and the higher-than-normal allocation of new cash flow to fixed-income securities over the past 18 months. Dividend increases by Fifth Third and another 38 of the 51 common stock holdings in the equity portfolio within the last 12 months should add $19 million to annualized investment income.
While we do not forecast realized investment gains and losses, we believe that impairment charges for the remainder of 2005 will be minimal. All but two securities in the portfolio were trading at or above 70 percent of book value at June 30, 2005. We believe impairments for the balance of the year should be limited to securities that have been identified for sale or that have experienced a sharp decline in fair value with little or no warning because of issuer-specific events. Our asset impairment committee continues to monitor the investment portfolio. The current asset impairment policy is discussed in the 2004 Annual Report on Form 10-K, Critical Accounting Policies and Estimates, Asset Impairment, Page 27.
Other
In the three months ended June 30, 2005, other income of the insurance subsidiaries, parent company operations and non-investment operations of CFC Investment Company and CinFin Capital Management Company resulted in $4 million in revenues compared with $3 million in the comparable prior period. Losses before income taxes of $12 million in the three months of 2005 and $9 million in the three months of 2004, were primarily due to $13 million in interest expense from debt of the parent company compared with $8 million in the comparable prior period. Interest expense rose because of the issuance in November 2004 of $375 million aggregate principal amount of 6.125% senior notes due 2034.
In the six months ended June 30, 2005, other income of the insurance subsidiaries, parent company operations and non-investment operations of CFC Investment Company and CinFin Capital Management Company resulted in $7 million in revenues compared with $6 million in the comparable prior period. Losses before income taxes of $27 million in the six months of 2005 and $18 million in the six months of 2004, were primarily due to $26 million in interest expense from debt of the parent company compared with $16 million last year.
Taxes
In the three months ended June 30, 2005, income tax expense was $57 million compared with $59 million in the comparable prior period. The effective tax rate for this year’s three months was 26.6 percent compared with 27.4 percent in the comparable prior period. In the six months ended June 30, 2005, income tax expense was $108 million compared with $114 million in the

Cincinnati Financial Corporation
32	Form 10-Q for the quarter ended June 30, 2005

comparable prior period. The effective tax rate for this year’s six months was 26.4 percent compared with 27.4 percent in the comparable prior period.
Growth in the tax-exempt municipal bond portfolio, higher investment income from dividends, lower underwriting profits and lower capital gains are the primary reasons for the lower effective tax rate.
The company pursues a strategy of investing some portion of cash flow in tax-advantaged fixed maturities and equity securities to minimize its overall tax liability and maximize after-tax earnings. See the 2004 Annual Report on Form 10-K, Note 10 to the Consolidated Financial Statements, Page 84, for detail regarding the effective income tax rate.
Liquidity and Capital Resources
Cash Flow
During the first six months of 2005, net cash available declined $134 million to $172 million at June 30, 2005, from $306 million at year-end 2004. Last year, net cash available rose by $194 million to $285 million at June 30, 2004, from $91 million at year-end 2003. Our cash balance was unusually high at year-end 2004 as we sought appropriate fixed-income investment opportunities.
Cash Flows from Operating Activities
Consolidated cash flow from operating activities was $332 million in the first six months of 2005 compared with $432 million in the first six months of 2004. The decline reflected higher contingent commission payments in 2005 and the timing of premium collections and loss and loss expense payments.
Our operating activities are conducted primarily by the property casualty and life insurance companies. Underwriting generates positive cash flows because cash from premium payments generally is received in advance of cash payments required to settle claims. The following summarizes cash flow of the insurance subsidiary (direct method):

	Six months ended June 30,
(In millions)	2005	2004

Premiums collected	$1,571	$1,495
Loss and loss expenses paid	(839)	(723)
Commissions and other underwriting expenses paid	(521)	(450)

Insurance subsidiary cash flow from underwriting	211	322
Investment income received	206	170

Insurance subsidiary operating cash flow	$417	$492

Premiums collected rose in the first six months of 2005 because of growth in written premiums. Paid losses and related loss expenses accounted for approximately 89 percent of property casualty and life insurance losses and policyholder benefits incurred in the first six months of 2005 compared with 80 percent in the comparable prior period. Commissions and other underwriting expenses paid rose primarily because of the payments in the first quarter of 2005 of higher contingent commissions on 2004 business.
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
During the first six months of 2005, we used a net $360 million for investing activities compared with $70 million in the first six months of 2004 (see Consolidated Statements of Cash Flows, Page 6). The change was primarily due to the sale of equity securities in the second quarter of 2004.

Cincinnati Financial Corporation Form 10-Q for the quarter ended June 30, 2005	33

We continued to allocate virtually all new investment dollars to fixed-income investments (see Investment Portfolio, Page 29, for a discussion of our portfolio allocation strategy). We used $828 million for the purchase of fixed maturity investments compared with $757 million in the first six months of 2004. In the first six months of 2005, we invested $55 million in nonconvertible preferred stocks. In the first six months of 2004, we invested $44 million in common stocks, but made essentially no nonconvertible preferred stock investments. Sales, calls and maturities of fixed-income and equity securities totaled $552 million in the first six months of 2005 compared with $757 million in the first six months of 2004.
Cash Flows from Financing Activities
Cash flows from financing activities generally reflect parent company actions. During the first six months of 2005, we used a net $106 million for financing activities:
•	Dividends to shareholders — In the first six months of 2005, we paid $98 million in cash dividends, up from $84 million in the comparable prior period.

•	Common stock repurchase — In the first six months of 2005, the company repurchased 965,000 shares at a total cost of $39 million (see Unregistered Sales of Equity Securities and Use of Proceeds, Page 39). Under the current board authorization, we have repurchased 14.3 million shares at a total cost to the company of $520 million since February 1999. At June 30, 2005, 2.7 million shares remained authorized for repurchase. The repurchase authorization is not adjusted for stock dividends.
Assets
Overview
At June 30, 2005, the investment portfolio made up 78.4 percent of total assets of $16.024 billion compared with 78.5 percent of total assets of $16.107 billion at year-end 2004. The remainder of assets consisted primarily of other invested assets (0.3 percent), premium receivables (7.4 percent), reinsurance receivables (4.3 percent), deferred acquisition costs (2.6 percent) and separate accounts (3.1 percent). These percentages are essentially unchanged from year-end 2004.
Investment Portfolio
The fair value of our portfolio of investment securities was $12.560 billion compared with $12.639 billion at year-end 2004. See the 2004 Annual Report on Form 10-K, Investment Portfolio, Page 53, for additional background on the investment portfolio and valuation.

	At June 30, 2005		At December 31, 2004
(Dollars in millions)	Book value	Fair value	Book value	Fair value

Investment-grade corporate bonds	$2,596	$2,712	$2,540	$2,669
High-yield corporate bonds	305	323	324	355
Tax-exempt municipal bonds	1,991	2,068	1,622	1,694
Common stocks	1,906	7,068	1,918	7,466
Convertible securities	363	389	395	455

Total	$7,161	$12,560	$6,799	$12,639

Insurance regulatory and statutory requirements established to protect policyholders from investment risk influence our investment decisions on an individual insurance company basis. Cash generated from insurance operations is invested almost entirely in five classes of assets evaluated for yield and risk prior to purchase. As previously disclosed, we currently are investing primarily in fixed-income securities to reduce the ratio of common stock to statutory surplus (see Property Casualty Results of Operations, Page 15, for additional information). At June 30, 2005, statutory surplus for the property casualty insurance group was $4.180 billion compared with $4.191 billion at year-end 2004. The ratio of common stock to statutory surplus for the property casualty insurance group portfolio was 98.4 percent at June 30, 2005, compared with 103.5 percent at year-end 2004.

Cincinnati Financial Corporation
34	Form 10-Q for the quarter ended June 30, 2005

During the first half of 2005, we did not resume allocating a portion of cash flow to equity investing, as we had anticipated, but did invest $55 million in nonconvertible preferred stock. Nonconvertible preferred stocks are evaluated as fixed-income investments by rating agencies and offer attractive relative yields. We now expect to resume our common stock investment activities during the second half of 2005. Over the longer term, investing in equity securities helps us achieve our portfolio objectives. As we decide each period what portion of cash flow to use for equity investments, we consider various factors, including the ratio of common stock to statutory surplus for the property casualty insurance group.
At June 30, 2005, the company’s portfolio of fixed-income securities had a weighted average yield-to-book value of 5.5 percent, a weighted average maturity of 9.6 years and a weighted average modified duration to maturity of 7.1 years. At December 31, 2004, the company’s portfolio of fixed-income securities had a weighted average yield-to-book of 5.8 percent, a weighted average maturity of 9.4 years and a weighted average modified duration to maturity of 6.9 years. The decline in the yield-to-book was due to lower prevailing interest rates as well as the level of tax-exempt municipal bonds, which have a lower gross yield. The average maturity of the fixed-income portfolio was basically unchanged because of the company’s focus on the intermediate portion of the yield curve.
The average duration to maturity also was relatively flat. Modified duration can be defined as the average maturity of all bond payments, where each payment is weighted by its value. In the fixed-income market, duration is used to measure the sensitivity of an asset price to movements in yields. See 2004 Annual Report on Form 10-K, Note 2 to the Consolidated Financial Statements, Page 80, for additional information regarding the maturity of the company’s fixed-income portfolio.
Similar to the equity portfolio, the fixed-income portfolio is concentrated in the financials sector, including banks, brokerage, finance and investment and insurance companies. Management leverages its familiarity with this sector in its fixed-income portfolio. The financials sector represented 15.6 percent and 16.1 percent of book value and fair value of the fixed-income portfolio, respectively at June 30, 2005, virtually unchanged from 15.7 percent and 16.1 percent, respectively, of book value and fair value at December 31, 2004. Approximately 88.5 percent of the fair value of financials sector holdings were investment-grade corporate bonds at June 30, 2005, compared with 85.3 percent at year-end 2004. No other sector or industry accounts for more than 10 percent of the fair value of the fixed-income portfolio.
Liabilities and Shareholders’ Equity
Overview
At June 30, 2005, insurance reserves were 49.5 percent of total liabilities of $9.892 billion compared with 48.1 percent of total liabilities of $9.858 billion at December 31, 2004. The remainder of liabilities consisted primarily of unearned premiums (16.3 percent), deferred income tax (17.0 percent) and long-term debt (8.0 percent). These percentages are essentially unchanged from year-end 2004.
Insurance Reserve Levels
At June 30, 2005, the total property casualty reserve balance, net of reinsurance, was $3.065 billion compared with $2.977 billion at year-end 2004. The reserves reflected in the financial statements are management’s best estimate. The total life policy reserve balance, net of reinsurance, was $1.117 billion compared with $1.047 billion at year-end 2004. The following discusses reserves for the three insurance segments.

Cincinnati Financial Corporation Form 10-Q for the quarter ended June 30, 2005	35

Commercial Lines Segment Reserves
For the business lines in the commercial lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves. Reserving trends in the first six months of 2005 were essentially unchanged from 2004:

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At June 30, 2005
Commercial multi-peril	$493	$121	$238	$852	27.4%
Workers compensation	274	287	79	640	20.6
Commercial auto	256	60	45	361	11.6
Other liability	283	392	119	794	25.6
All other lines of business	282	20	156	458	14.8

Total	$1,588	$880	$637	$3,105	100.0%

At December 31, 2004
Commercial multi-peril	$465	$123	$227	$815	27.0%
Workers compensation	258	278	75	611	20.3
Commercial auto	254	58	64	376	12.5
Other liability	288	377	111	776	25.7
All other lines of business	289	19	130	438	14.5

Total	$1,554	$855	$607	$3,016	100.0%

Personal Lines Segment Reserves
For the business lines in the personal lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves. Total gross reserves were down slightly from year-end 2004 due to normal claims activity on a lower policy count and lower reserves related to 2004 catastrophe losses:

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At June 30, 2005
Personal auto	$173	$15	$35	$223	47.7%
Homeowners	72	12	23	107	22.7
All other lines of business	51	76	12	139	29.6

Total	$296	$103	$70	$469	100.0%

At December 31, 2004
Personal auto	$181	$15	$35	$231	46.4%
Homeowners	81	21	23	125	25.1
All other lines of business	57	73	12	142	28.5

Total	$319	$109	$70	$498	100.0%

Life Insurance Segment Reserves
Reserves for traditional life insurance policies are based on expected expenses, mortality, withdrawal rates and investment yields, including a provision for the risk of adverse deviation. Reserves for the company’s universal life, deferred annuity and investment contracts are equal to the cumulative account balances. Our reserves are based on estimates and actuarial assumptions with regard to our future experience. While we regularly monitor our emerging experience to measure the appropriateness of our estimates and assumptions, we cannot exactly determine the amount and timing of future claims payments.
Long- and Short-Term Debt
At June 30, 2005, total long-term debt was $791 million, unchanged from year-end 2004, consisting of three notes, none of which are encumbered by rating triggers. We have generally minimized our reliance on debt financing although we utilize lines of credit to fund short-term

Cincinnati Financial Corporation
36	Form 10-Q for the quarter ended June 30, 2005

cash needs. As of May 9, 2005, our senior debt issues were rated aa- by A.M. Best Co., A+ by Fitch Ratings, A2 by Moody’s Investors Service and A by Standard & Poor’s Rating Services.
On May 9, 2005, we completed our offer to exchange up to $420 million aggregate principal amount of outstanding 6.90% senior debentures due 2028 for an equal amount of newly issued 6.92% senior debentures due 2028. Alternatively, we had offered to repurchase up to $420 million aggregate principal amount of our outstanding 6.90% senior debentures due 2028. We made the exchange and rescission offers because we believe they extinguish any potential rights that holders of the 6.90% senior debentures may have had to seek rescission of the debentures and/or monetary damages on the basis of uncertainty regarding the company’s status under the Investment Company Act of 1940 as of May 26, 1998, the date the debentures were issued (see Other Matters, Page 32, for a discussion of the our status under the Investment Company Act).
In the transaction, holders of $392.3 million aggregate principal amount of the 6.90% senior debentures opted to exchange their debentures for newly issued 6.92% senior debentures. The issuance of $392.3 million aggregate principal amount of 6.92% senior debentures increases annual interest expense by approximately $78,000 pretax.
In addition, holders of $68,000 aggregate principal amount of the 6.90% senior debentures opted for repurchase. Pursuant to the rescission offer, holders received $1,032 per $1,000 principal amount of debentures tendered for repurchase (representing the original price paid for the bond plus accrued interest from the last interest payment date), or a total of $70,202 for all of the debentures tendered for repurchase.
At June 30, 2005, we had two lines of credit totaling $125 million with no outstanding balance. One line of credit for $75 million was established more than five years ago and has no financial covenants. On May 31, 2005, we entered into a 364-day credit agreement with Fifth Third Bank. This credit arrangement provides for an unsecured $50 million line of credit available for general corporate purposes and contains customary financial covenants as set forth in the credit agreement, which was filed as an exhibit with the company’s Current Report on Form 8-K dated June 2, 2005. The line of credit is subject to interest calculated on a 365/366-day basis and is equal to the higher of (a) the interest rate publicly announced periodically by Fifth Third Bank as its base rate and (b) 0.50 percent above the federal funds rate. The maturity date for the credit agreement is May 30, 2006. CFC Investment Company, a wholly owned subsidiary of Cincinnati Financial Corporation, also is a borrower under the credit agreement.
Shareholders’ Equity
Shareholders equity was $6.132 billion, or $35.08 per share, at June 30, 2005, down from $6.249 billion, or $35.60, at year-end 2004 because of lower unrealized gains in the investment portfolio. On an after-tax basis, unrealized appreciation on equity investments constituted 54.8 percent of total shareholders’ equity at June 30, 2005. The unrealized appreciation was primarily due to the company’s holdings in Fifth Third (Nasdaq:FITB) and Alltel (NYSE:AT) common stock.
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
In the second quarter of 2005, the company amended its casualty excess reinsurance working treaties (see 2004 Annual Report on Form 10-K, Page 6 for a description of the treaties) pertaining to certain director and officer policies. Under the terms of the amended agreement, the company’s total retention for director and officer coverages for five Fortune 1000 companies in diverse industries would increase to $45 million from $29 million, if each coverage part with the

Cincinnati Financial Corporation Form 10-Q for the quarter ended June 30, 2005	37

policies were to incur a loss to its maximum. The increased retention is $5.4 million for two of the accounts and $1.8 million for the remaining three. The amended retention is effective as each policy is renewed, beginning July 1, 2005. We believe the additional risk undertaken with these changes remains at an acceptable level based on our financial strength. We amended the working treaties for these companies to maintain business relationships with key agencies and insureds. We intend to review this element of our working treaties on an ongoing basis.
In addition, our June 28, 2004, application to the SEC seeking exemptive relief under the Investment Company Act of 1940 is still pending (see Other Matters below for a discussion of our status under the Investment Company Act). See Long- and Short-Term Debt, Page 31, for discussion of our recently completed exchange and rescission offers, and their effect on the rights of holders of the 6.90% senior debentures.
Other Matters
Status of Application to SEC Requesting Exemption from Investment Company Act of 1940
On June 28, 2004, the company submitted an application to the SEC seeking exemptive relief under the Investment Company Act of 1940. On August 26, 2004, the company announced that Cincinnati Financial Corporation transferred approximately 31.8 million shares of Fifth Third common stock to The Cincinnati Insurance Company to address the holding company’s status under the Investment Company Act. The 31.8 million shares had a market value of $1.600 billion on August 26, 2004. Reflecting the contribution, the ratio of investment securities held at the holding company level declined to 34.9 percent of total holding-company-only assets at June 30, 2005.
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

Cincinnati Financial Corporation
38	Form 10-Q for the quarter ended June 30, 2005

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
The company believes that any rights holders of the remaining $28 million aggregate principal amount of 6.90% senior debentures may have had to seek such rescission have been extinguished as a result of the exchange offer and rescission offer. In the unlikely event of a determination that holders of the 6.90% senior debentures are nevertheless entitled to rescind such indebtedness, thereby requiring the company to immediately repay such amounts, Cincinnati Financial may be unable to refinance such obligations on acceptable terms. However, Cincinnati Financial currently has available sufficient assets to fund such repayment and believes that its assets are adequate to meet its short- and long-term obligations.
To avoid regulation under the Investment Company Act in the future, and in the absence of an exemptive order from the SEC, the company’s operations are, to an extent, limited by the constraint that investment securities held at the holding company level remain below the 40 percent threshold described above. These considerations could require the company to dispose of otherwise desirable investment securities under undesirable conditions or otherwise avoid economically advantageous transactions. In addition, the transfer of equity securities to the insurance subsidiary has increased the reliance of the holding company on that subsidiary for cash to fund parent company obligations, including shareholder dividends and interest on long-term debt. Although management intends to manage assets to stay below the 40 percent threshold (unless the SEC grants the company’s request for an exemptive order), events beyond the company’s control, including significant appreciation in the value of certain investment securities, could result in the company exceeding the 40 percent threshold. While management believes that even in such circumstances the company would not be an investment company because it is primarily engaged in the business of insurance through its subsidiaries, the SEC, among others, could disagree with this position. If it were established that the company is an unregistered investment company, there would be a risk, among the other material adverse consequences described above, that the parent company could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC.
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
Significant Accounting Policies
During the three months ended June 30, 2005, the company did not change any significant accounting policies from those utilized in the preparation of the consolidated financial statements as of and for the year ended December 31, 2004, which are discussed in Note 1 to the Consolidated Financial Statements in the company’s 2004 Annual Report on Form 10-K and updated in Note 1 to the Condensed Consolidated Financial Statements beginning on Page 7.

Cincinnati Financial Corporation Form 10-Q for the quarter ended June 30, 2005	39

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
Fixed-Income Securities
By allocating a significant portion of investment cash flows to the fixed income portfolio over the longer-term, we believe we enhance portfolio stability and diversity. Compared with common stocks, fixed-income investments generally are less volatile and provide a more consistent income stream. Overall credit risk is reduced by diversifying the fixed-income portfolio among approximately 1,700 securities.
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
A dynamic financial planning model developed during 2002 uses analytical tools to assess market risks. As part of this model, the modified duration of the fixed income portfolio is continually monitored by our Investment Department to evaluate the theoretical impact of interest rate movements.
Measurement of the impact of interest rate changes on our fixed-income portfolio allows us to make knowledgeable decisions regarding the duration of the company’s assets and liabilities. Our historic pattern of using premiums for the payment of loss and loss expenses has enabled us to extend slightly the maturities of the investment portfolio beyond the estimated settlement date of the loss reserves. The difference between our asset and liability durations does not affect our ability to meet current obligations because cash flow from operations is sufficient. In addition, our investment strategy has led to substantial unrealized gains from holdings in equity securities. These holdings could be liquidated to meet higher than anticipated loss and loss expense payments.
We measure modified duration to both the call date and maturity. The table below summarizes modified duration and shows the effect of hypothetical changes in interest rates on the fair value of the fixed-income portfolio under both modified duration scenarios:

Cincinnati Financial Corporation
40	Form 10-Q for the quarter ended June 30, 2005

		Modified duration to maturity		Modified duration to call
	Fair value of	100 basis	100 basis	100 basis	100 basis
	fixed income bond	point spread	point spread	point spread	point spread
(In millions)	portfolio	decrease	increase	decrease	increase

At June 30, 2005	$5,412	$5,794	$5,031	$5,700	$5,125

At December 31, 2004	$5,141	$5,491	$4,791	$5,383	$4,899
The duration to maturity of our total bond portfolio was 7.0 years at June 30, 2005, and the duration to maturity of the redeemable preferred portfolio was 9.0 years. A 100 basis-point movement in interest rates would result in an approximately 7.1 percent change in the fair value of the combined portfolios. Generally speaking, the higher a bond’s rating, the more directly correlated movements in its fair value will be to changes in the general level of interest rates. Therefore, the municipal bond portfolio is more likely to respond to a changing interest rate scenario. The company’s U.S. agency paper portfolio, because it generally has very little call protection, has a low duration and would not be expected to be as responsive to rate movements. Lower investment grade and high-yield corporate bond values are driven by credit spreads, as well as their durations, in response to interest rate movements.
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
Equity and Equity-Linked Securities
We believe the company’s equity investment style — centered on companies that pay and increase dividends to shareholders — is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe the company’s strong surplus position and cash flow provide it with a cushion against short-term fluctuations in valuation. We believe that the continued payment of cash dividends by the issuers of the common equities held in our portfolio also should provide a floor to their valuation.
At June 30, 2005, the company held 14 individual equity positions valued at approximately $100 million or above. These equity positions accounted for approximately 91.5 percent of the unrealized appreciation of the entire portfolio.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2005	41

	As of and for the six months ended June 30, 2005
				Earned
	Actual	Fair	Percent of	dividend
(Dollars in millions)	cost	value	fair value	income

Fifth Third Bancorp	$283	$2,996	42.4%	$51
ALLTEL Corporation	119	821	11.6	10
ExxonMobil Corporation	133	515	7.3	5
National City Corporation	171	335	4.7	7
The Procter & Gamble Company	99	300	4.2	3
PNC Financial Services Group, Inc.	62	256	3.6	5
Wyeth	57	192	2.7	2
U.S. Bancorp	109	165	2.3	3
Alliance Capital Management Holding L.P.	53	148	2.1	4
FirstMerit Corporation	54	140	2.0	3
Wells Fargo & Company	66	136	1.9	2
Johnson & Johnson	101	135	1.9	1
Piedmont Natural Gas Company, Inc.	62	133	1.9	1
Sky Financial Group, Inc.	91	131	1.9	2
All other common stock holdings	446	664	9.5	11

Total	$1,906	$7,067	100.0%	$110

Our investments are heavily weighted toward the financials sector, which represented 62.5 percent of the total market value of the common stock portfolio at June 30, 2005. Financials sector investments typically underperform the overall market when interest rates are expected to rise. Historically, we have seen these types of short-term fluctuations in the value of our holdings as potential buying opportunities but are cognizant that a prolonged downturn in this sector could create a long-term negative effect on the portfolio.
While past performance cannot guarantee future returns, over the longer term, the performance of our equity portfolio has exceeded that of the broader market, achieving a compound annual total return of 3.2 percent for the five years ended December 31, 2004, compared with a compound annual decline of 2.3 percent for the Standard & Poor’s 500 Index, a common benchmark of market performance. In the first six months of 2005, the equity portfolio slightly underperformed the market, with a total return of a negative 3.7 percent, compared with the Standard & Poor’s 500’s return of a negative 0.8 percent, primarily because of market value fluctuations in our holdings of Fifth Third’s common stock.
Fifth Third Bancorp Holding
The company held 72.8 million shares of Fifth Third common stock at a cost of $283 million at June 30, 2005. The value of the company’s Fifth Third position was $2.996 billion, or 42.4 percent of the company’s total common equity portfolio, at June 30, 2005, compared with $3.443 billion, or 46.1 percent, at year-end 2004. The after-tax unrealized gain represented by the company’s Fifth Third position was $1.764 billion, or 50.3 percent of the company’s total after-tax unrealized gains, at June 30, 2005, compared with $2.054 billion, or 54.1 percent at year-end 2004. The Fifth Third position represented $10.09 of the company’s total book value of $35.08 per share at June 30, 2005, compared with $11.70 of total book value of $35.60 at year-end 2004. Every $1.00 change in the market price of Fifth Third’s common stock has approximately a 27 cent impact on book value per share. A 20 percent ($8.23) change in the market price of Fifth Third’s common stock, which was $41.17 at June 30, 2005, would result in a $599 million change in assets and a $390 million change in after-tax unrealized gains. This would affect shareholders’ equity by 6.4 percent and book value by $2.23 per share.
Fifth Third’s market value over the past two years was affected by uncertainty surrounding a regulatory review that was concluded in early 2004. Fifth Third continues to meet our investing criteria. Cincinnati Financial management and the investment committee of the board of directors review the Fifth Third holding on a regular basis. Because we believe that Fifth Third’s

Cincinnati Financial Corporation
42	Form 10-Q for the quarter ended June 30, 2005

regulatory issues and associated expenses are behind them, we now feel Fifth Third is well positioned for growth. However, given the difficulties over the past couple of years, the market is skeptical of Fifth Third’s business model. We believe their model is sound. After considering its performance for the first six months of 2005, we still continue to believe Fifth Third is one of the better growth stories in the financial services sector over the long-term.
Unrealized Investment Gains and Losses
At June 30, 2005, unrealized investment gains before taxes totaled $5.430 billion and unrealized investment losses in the investment portfolio amounted to $31 million.
Unrealized Investment Gains
The unrealized gains at June 30, 2005, were primarily due to long-term gains from the company’s holdings in the common stock of Fifth Third (Nasdaq: FITB) and Alltel (NYSE:AT). Reflecting the company’s long-term investment philosophy, 800 of the 1,561 securities trading at or above book value, or 51.2 percent, have shown unrealized gains for more than 24 consecutive months.
Unrealized Investment Losses — Potential Other-than-temporary Impairments
Approximately the same number of securities were trading below 100 percent of book value at June 30, 2005, as at December 31, 2004. We expect the number of securities trading below 100 percent of book value to fluctuate as interest rates rise or fall. In addition, the portfolio benefited from continued improvements in the credit quality of the bond portfolio, as rated by Standard & Poor’s and Moody’s.
A total of 210 holdings were trading below book value at June 30, 2005, representing 8.1 percent of invested assets and $31 million in unrealized losses. We deem the risk related to securities trading between 70 percent and 100 percent of book value to be relatively minor and at least partially offset by the earned income potential of these investments.
•
One hundred ninety six of these holdings were trading between 90 percent and 100 percent of book value. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 196 securities was $950 million at June 30, 2005, and they accounted for $17 million in unrealized losses.

•
Fourteen of these holdings were trading below 90 percent of book value at June 30, 2005. The fair value of these holdings was $69 million, and they accounted for the remaining $14 million in unrealized losses. These holdings are being monitored for credit- and industry-related risk factors. Of these securities, three are airline related.

Holdings trading below 70 percent of book value are monitored more closely for potential other-than-temporary impairment. At June 30, 2005, two holdings with a combined fair value of $3 million were trading below 70 percent of book value. One of these holdings is a pharmaceutical company and the other is an automotive supplier. At year-end 2004, no securities were trading below 70 percent of book value.
We believe that there will be minimal impairment of securities in 2005. We believe impairments should be limited to securities that have been identified for sale or that have experienced a sharp decline in fair value with little or no warning because of issuer-specific events.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2005	43

The following table summarizes the portfolio:

				Gross	Gross
	Number			unrealized	investment
(Dollars in millions)	of issues	Book value	Fair value	gain/loss	income

At June 30, 2005
Portfolio summary:
Trading below 70% of book value	2	$5	$3	$(2)	$0
Trading at 70% to less than 100% of book value	208	1,045	1,016	(29)	22
Trading at 100% and above of book value	1,561	6,111	11,541	5,430	227
Securities sold in current year	0	0	0	0	6

Total	1,771	$7,161	$12,560	$5,399	$255

At December 31, 2004
Portfolio summary:
Trading below 70% of book value	0	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	208	900	883	(17)	32
Trading at 100% and above of book value	1,385	5,899	11,756	5,857	427
Securities sold in current year	0	0	0	0	32

Total	1,593	$6,799	$12,639	$5,840	$491

Cincinnati Financial Corporation
44	Form 10-Q for the quarter ended June 30, 2005

The following table summarizes the portfolio by period of time:

	6 Months or less		> 6 - 12 Months		> 12 - 24 Months		> 24 - 36 Months
		Gross		Gross		Gross		Gross
	Number of	unrealized	Number of	unrealized	Number of	unrealized	Number of	unrealized
(Dollars in millions)	issues	gain/loss	issues	gain/loss	issues	gain/loss	issues	gain/loss

Investment-grade corporate bonds:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	43	(7)	16	(1)	28	(3)	0	0
Trading at 100% and above of book value	118	6	27	5	22	5	283	110

Total	161	$(1)	43	$4	50	$2	283	$110

High-yield corporate bonds:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	21	(2)	1	0	3	0	3	(1)
Trading at 100% and above of book value	7	0	12	2	31	6	49	14

Total	28	$(2)	13	$2	34	$6	52	$13

Tax-exempt municipal bonds:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	32	0	14	0	19	(1)	4	0
Trading at 100% and above of book value	377	10	78	5	44	3	409	61

Total	409	$10	92	$5	63	$2	413	$61

Convertible securities:
Trading below 70% of book value	1	$(2)	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	10	(3)	2	(1)	3	(3)	2	(1)
Trading at 100% and above of book value	16	2	6	1	12	7	27	25

Total	27	$(3)	8	$0	15	$4	29	$24

Common stocks:
Trading below 70% of book value	1	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	3	0	2	(5)	1	(1)	1	0
Trading at 100% and above of book value	1	0	3	2	7	32	32	5,134

Total	5	$0	5	$(3)	8	$31	33	$5,134

Summary:
Trading below 70% of book value	2	$(2)	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	109	(12)	35	(7)	54	(8)	10	(2)
Trading at 100% and above of book value	519	18	126	15	116	53	800	5,344

Total	630	$4	161	$8	170	$45	810	$5,342

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is made known to management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
All internal control systems have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Thus, even effective internal controls can provide only

Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2005	45

reasonable assurance with respect to financial statement preparation and presentation. The effectiveness of internal controls may vary over time because of changes in conditions.
Changes in Internal Control over Financial Reporting — During the three months ended June 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
Neither the company nor any of its subsidiaries is involved in any material litigation other than ordinary, routine litigation incidental to the nature of its business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The board of directors has authorized a share repurchase program (see the 2004 Annual Report on Form 10-K, Cash Flow, for additional information on the program). In the first six months of 2005, repurchases were made as follows:

			Total number of	Maximum number
		Average	shares purchased as	of shares that may
	Total number of	price	part of publicly	yet be purchased
	shares	paid per	announced plans or	under the plans or
Period	purchased	share	programs	programs

January 1-31, 2005	0	$0.00	0	3,705,977
February 1-28, 2005	0	0.00	0	3,705,977
March 1-31, 2005	115,000	45.54	115,000	3,590,977
April 1-30, 2005	162,728	39.58	162,728	3,428,249
May 1-31, 2005	379,172	39.26	379,172	3,049,077
June 1-30, 2005	308,100	39.41	308,100	2,740,977

Totals	965,000	40.11	965,000	2,740,977

1.	Shares and share prices on this table are not adjusted for stock dividends.

2.	The current repurchase program was announced on February 6, 1999, replacing a program approved in 1996 and updated in 1998.

3.	The share amount approved for repurchase in 1999 was 17 million shares.

4.	The repurchase program has no expiration date.

5.	No repurchase program has expired during the period covered by the above table.

6.	A program approved in 1996 and updated in 1998 was terminated prior to expiration when the board approved the current program in February 1999. There have been no programs for which the issuer has not intended to make further purchases.
Item 3. Defaults upon Senior Securities
The company has not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.
Item 4. Submission of Matters to a Vote of Security Holders
Information regarding matters submitted to a vote of the company’s shareholders at its annual meeting of shareholders held on April 23, 2005, was set forth in Item 4 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed on May 9, 2005, and is hereby incorporated herein by reference.
Item 5. Other Matters

Cincinnati Financial Corporation
46	Form 10-Q for the quarter ended June 30, 2005

None.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2005	47

Item 6. Exhibits

Exhibit
No.	Exhibit Description

3.1A	Amended Articles of Incorporation of Cincinnati Financial Corporation (1)

3.1B	Amendment to Article Fourth of Amended Articles of Incorporation of Cincinnati Financial Corporation (2)

3.2	Regulations of Cincinnati Financial Corporation (3)

4.1	Indenture with The Bank of New York Trust Company (4)

4.2	Supplemental Indenture with The Bank of New York Trust Company (4)

4.3	Second Supplemental Indenture with The Bank of New York Trust Company (5)

4.4	Form of 6.125% Exchange Note Due 2038 (included in Exhibit 4.2)

4.5	Form of 6.92% Debentures Due 2028 (included in Exhibit 4.3)

10.1	Agreement with Messer Construction (6)

10.2	Stock Repurchase Agreement with Robert C. Schiff, Trustee, Robert C. Schiff Revocable Trust originally dated November 21, 2001 (6)

10.3	Purchase Agreement with J.P. Morgan Securities Inc. and UBS Securities LLC (7)

10.4	2003 Non-Employee Directors’ Stock Plan (8)

10.5	Cincinnati Financial Corporation Stock Option Plan No. V (9)

10.6	Cincinnati Financial Corporation Stock Option Plan No. VI (10)

10.7	Cincinnati Financial Corporation Stock Option Plan No. VII (11)

10.8	Director and Named Executive Officer Compensation Summary (6)

10.9	Standard Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. V (6)

10.10	Standard Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. VI (6)

10.11	Standard Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. VII (6)

10.12	Cincinnati Financial Corporation Stock Option Plan No. VIII (8)

10.13	Registration Rights Agreement with J.P. Morgan Securities Inc. and UBS Securities LLC (4)

10.14	Form of Dealer Manager Agreement between Cincinnati Financial and UBS Securities LLC (12)

10.15	Standard Form of Incentive Stock Option Agreement for Stock Option Plan VIII (13)

10.16	Standard Form of Nonqualified Stock Option Agreement for Stock Option Plan VIII (14)

10.17	Standard Form of Combined Incentive/Nonqualified Stock Option for Stock Option Plan VI (15)

[1]	Incorporated by reference to the 1999 Annual Report on Form 10-K dated March 23, 2000.

[2]	Incorporated by reference to Exhibit 3(i) filed with the company’s Current Report on Form 8-K dated July 15, 2005.

[3]	Incorporated by reference to Registrant’s Definitive Proxy Statement dated March 2, 1992, Exhibit 2.

[4]	Incorporated by reference to the Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034.

[5]	Incorporated by reference to the Current Report on Form 8-K dated May 9, 2005, filed with respect to the completion of the company’s exchange offer and rescission offer for its 6.90% senior debentures due 2028.

[6]	Incorporated by reference to the 2004 Annual Report on Form 10-K dated March 11, 2005.

[7]	Incorporated by reference to the Current Report on Form 8-K dated November 1, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034.

[8]	Incorporated by reference to Registrant’s Definitive Proxy Statement dated March 21, 2005.

[9]	Incorporated by reference to Registrant’s Definitive Proxy Statement dated March 2, 1996.

[10]	Incorporated by reference to Registrant’s Definitive Proxy Statement dated March 1, 1999.

[11]	Incorporated by reference to Registrant’s Definitive Proxy Statement dated March 8, 2002.

[12]	Incorporated by reference to Registration Statement on Form S-4 filed March 21, 2005 (File No. 333-123471).

[13]	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated July 15, 2005.

[14]	Incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated July 15, 2005.

Cincinnati Financial Corporation
48	Form 10-Q for the quarter ended June 30, 2005

Exhibit
No.	Exhibit Description

10.18	364-Day Credit Agreement by and among Cincinnati Financial Corporation and CFC Investment Company, as Borrowers, and Fifth Third Bank, as Lender [16]

11	Statement re: Computation of per share earnings for the three months and six months ended June 30, 2005 and 2004, Page 42

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 — Chief Executive Officer, Page 43

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 — Chief Financial Officer, Page 44

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, Page 45

[15]	Incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated July 15, 2005.

[16]	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated May 31, 2005.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2005	49

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CINCINNATI FINANCIAL CORPORATION
Date: August 4, 2005

/S/ Kenneth W. Stecher
Kenneth W. Stecher
Chief Financial Officer and Senior Vice President, Secretary, Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation
50	Form 10-Q for the quarter ended June 30, 2005