Form 10-Q
period 2005-09-30
CINCINNATI FINANCIAL CORP
filed 2005-11-02
CIK 20286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2005.

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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐ Yes ☑ No
As of October 27, 2005, there were 174,709,436 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005

Cincinnati Financial Corporation
2	Form 10-Q for the quarter ended September 30, 2005

Part I – Financial Information
Item 1. Financial Statements
Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in millions except per share data)	2005	2004
	(unaudited)
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2005—$5,377; 2004—$4,854)	$5,517	$5,141
Equity securities, at fair value (cost: 2005—$2,043; 2004—$1,945)	7,031	7,498
Other invested assets	43	38
Cash	98	306
Investment income receivable	114	107
Finance receivable	100	95
Premiums receivable	1,163	1,119
Reinsurance receivable	711	680
Prepaid reinsurance premiums	14	15
Deferred policy acquisition costs	431	400
Property and equipment, net, for company use (accumulated depreciation: 2005—$226; 2004—$206)	167	156
Other assets	108	75
Separate accounts	487	477

Total assets	$15,984	$16,107

Liabilities
Insurance reserves
Loss and loss expense reserves	$3,706	$3,549
Life policy reserves	1,337	1,194
Unearned premiums	1,606	1,539
Other liabilities	438	474
Deferred income tax	1,604	1,834
6.125% senior notes due 2034	371	371
6.90% senior debentures due 2028	28	420
6.92% senior debentures due 2028	392	0
Separate accounts	487	477

Total liabilities	9,969	9,858

Shareholders’ equity
Common stock, par value—$2 per share; authorized: 2005—500 million shares, 2004—200 million shares; issued: 2005—194 million shares, 2004—185 million shares	389	370
Paid-in capital	965	618
Retained earnings	1,958	2,057
Accumulated other comprehensive income—unrealized gains on investments and derivatives	3,329	3,787
Treasury stock at cost (2005—19 million shares, 2004—18 million shares)	(626)	(583)

Total shareholders’ equity	6,015	6,249

Total liabilities and shareholders’ equity	$15,984	$16,107

Accompanying notes are an integral part of this statement.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2005	3

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(In millions except per share data)	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenues
Earned premiums
Property casualty	$765	$733	$2,283	$2,166
Life	25	25	78	77
Investment income, net of expenses	134	124	390	365
Realized investment gains and losses	16	(7)	38	55
Other income	4	4	12	9

Total revenues	944	879	2,801	2,672

Benefits and expenses
Insurance losses and policyholder benefits	528	525	1,470	1,424
Commissions	160	157	476	468
Other operating expenses	74	63	213	192
Taxes, licenses and fees	17	16	52	55
Increase in deferred policy acquisition costs	(5)	(6)	(23)	(29)
Interest expense	13	11	39	27
Other expenses	6	0	12	6

Total benefits and expenses	793	766	2,239	2,143

Income before income taxes	151	113	562	529

Provision (benefit) for income taxes
Current	19	78	126	120
Deferred	15	(55)	17	17

Total provision for income taxes	34	23	143	137

Net income	$117	$90	$419	$392

Per common share
Net income—basic	$0.67	$0.51	$2.39	$2.22
Net income—diluted	$0.66	$0.50	$2.37	$2.19
Accompanying notes are an integral part of this statement.

Cincinnati Financial Corporation
4	Form 10-Q for the quarter ended September 30, 2005

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity

	Nine months ended Sept. 30,
(In millions)	2005	2004
	(unaudited)
Common stock — Number of shares
Beginning of period	167	168
5% stock dividend	9	8
Purchase of treasury shares	(1)	0

End of period	175	176

Common stock
Beginning of period	$370	$352
5% stock dividend	19	18

End of period	389	370

Paid-in capital
Beginning of period	618	306
5% stock dividend	341	344
Stock options exercised	6	2

End of period	965	652

Retained earnings
Beginning of period	2,057	1,986
Net income	419	392
5% stock dividend	(360)	(361)
Dividends declared	(158)	(138)

End of period	1,958	1,879

Accumulated other comprehensive income
Beginning of period	3,787	4,084
Change in accumulated other comprehensive income, net	(458)	(358)

End of period	3,329	3,726

Treasury stock
Beginning of period	(583)	(524)
Purchase	(45)	(24)
Reissued for stock options	2	5

End of period	(626)	(543)

Total shareholders’ equity	$6,015	$6,084

Comprehensive income
Net income	$419	$392
Change in accumulated other comprehensive income, net	(458)	(358)

Total comprehensive income (loss)	$(39)	$34

Accompanying notes are an integral part of this statement.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2005	5

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine months ended Sept. 30,
(In millions)	2005	2004
	(unaudited)
Cash flows from operating activities
Net income	$419	$392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22	23
Realized (gains) losses on investments	(38)	(55)
Interest credited to contract holders	21	17
Changes in:
Investment income receivable	(7)	1
Premiums and reinsurance receivable	(75)	(217)
Deferred policy acquisition costs	(24)	(23)
Other assets	(11)	(43)
Loss and loss expense reserves	157	266
Life policy reserves	83	85
Unearned premiums	67	120
Other liabilities	(20)	211
Deferred income tax	17	(18)
Current income tax	(46)	17

Net cash provided by operating activities	565	776

Cash flows from investing activities
Sale of fixed maturities investments	156	145
Call or maturity of fixed maturities investments	468	559
Sale of equity securities investments	70	420
Collection of finance receivables	24	24
Purchase of fixed maturities investments	(1,134)	(1,290)
Purchase of equity securities investments	(136)	(85)
Investment in property and equipment	(34)	(27)
Investment in finance receivables	(29)	(39)
Investment in other invested assets	(7)	(8)

Net cash used in investing activities	(622)	(301)

Cash flows from financing activities
Payment of cash dividends to shareholders	(151)	(132)
Purchase of treasury shares, net of reissuance	(43)	(19)
Increase in notes payable	0	(125)
Proceeds from stock options exercised	7	2
Contract holder funds deposited	77	57
Contract holder funds withdrawn	(41)	(38)

Net cash used in financing activities	(151)	(255)

Net increase (decrease) in cash	(208)	220
Cash at beginning of period	306	91

Cash at end of period	$98	$311

Supplemental disclosures of cash flow information:
Interest paid	$26	$18
Income taxes paid	172	138
Conversion of fixed maturity to equity security investments	34	15
Accompanying notes are an integral part of this statement.

Cincinnati Financial Corporation
6	Form 10-Q for the quarter ended September 30, 2005

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
The September 30, 2005, condensed consolidated financial statements of the company are unaudited. The company believes that all adjustments (consisting only of normal recurring accruals) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily an indication of results to be expected for the remainder of the year. Per share amounts have been adjusted for the 5 percent stock dividend paid April 26, 2005.
Investments
Fixed maturities (bonds, redeemable preferred stocks, commercial paper and notes) and equity securities (common and non-redeemable preferred stocks) have been classified as available for sale and are stated at fair values at September 30, 2005, and December 31, 2004.
At September 30, 2005, unrealized investment gains before taxes totaled $5.190 billion and unrealized investment losses in the investment portfolio amounted to $62 million. The unrealized gains were primarily due to the company’s holdings in Fifth Third Bancorp (Nasdaq:FITB) and Alltel Corporation (NYSE:AT) common stock. The change in unrealized gains and losses on investments, net of taxes, described in the following table, is included in shareholders’ equity as accumulated other comprehensive income.
The change in fixed maturities unrealized gains and losses for the three months and nine months ended September 30, 2005 and 2004, was due primarily to interest-rate driven fair value fluctuations in the fixed-maturity portfolio.
The change in equity securities unrealized gains and losses for the three months and nine months ended September 30, 2005, was due primarily to the decline in Fifth Third’s market value. The change in equity securities unrealized gains and losses for the three months ended September 30, 2004, was due primarily to the decline in Fifth Third’s market value. The change in equity securities unrealized gains and losses for the nine months ended September 30, 2004, was due to the decline in Fifth Third’s market value as well as the sale of equity securities.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2005	2004	2005	2004

Change in unrealized investment gains and losses summarized by investment category:
Fixed maturities	$(93)	$99	$(146)	$(7)
Equity securities	(178)	(186)	(565)	(553)
Adjustment to deferred acquisition costs and life policy reserves	3	(5)	4	0
Other	(3)	13	2	10
Income taxes on above	95	27	247	192

Total	$(176)	$(52)	$(458)	$(358)

Realized gains and losses on investments are recognized in net income on a specific identification basis. See Investment Portfolio, Page 30, for additional discussion of the investment portfolio. Other-than-temporary declines in the fair value of investments are recognized in net income as realized investment losses at the time when facts and circumstances indicate such write-downs are warranted. In the three months and nine months ended September 30, 2005, the company recorded $1 million in other-than-temporary impairment charges. In the comparable prior periods, the company recorded $5 million and $8 million in other-than-temporary impairment charges, respectively (see Investments Results of Operations, Page 28, for discussion of the impairment charges).

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2005	7

Reinsurance
In the accompanying condensed consolidated statements of income, earned premiums and insurance losses and policyholder benefits consisted of the following:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(In millions)	2005	2004	2005	2004

Direct earned premiums	$845	$814	$2,506	$2,376
Assumed earned premiums	7	7	21	24
Ceded earned premiums	(62)	(63)	(166)	(157)

Net earned premiums	$790	$758	$2,361	$2,243

Direct losses and policyholder benefits	$571	$633	$1,596	$1,603
Assumed losses and policyholder benefits	21	6	33	22
Ceded losses and policyholder benefits	(64)	(114)	(159)	(201)

Net losses and policyholder benefits	$528	$525	$1,470	$1,424

Net losses and policyholder benefits for the three months ended September 30, 2005, were relatively unchanged. Direct losses and policyholder benefits declined because of the lower level of catastrophe losses in this year’s third quarter. Assumed losses rose because of Hurricane Katrina losses assumed under the company’s participation in reinsurance treaties. The lower level of ceded loss reflected lower reinsurance recoverables, primarily from catastrophe losses and working treaties.
The increase in net losses and policyholder benefits for the nine months ended September 30, 2005, included a previously announced single large loss in January 2005, which was insufficiently covered through the company’s property casualty facultative reinsurance programs. The loss was $48 million on a direct basis and $24 million on a net basis after reinsurance. The assumed losses rose because of the Katrina losses assumed under the company’s participation in reinsurance treaties.
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
The company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below had compensation cost for the company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123(R) “Accounting for Stock-Based Compensation.”

		Three months ended Sept. 30,		Nine months ended Sept. 30,
(In millions except per share data)		2005	2004	2005	2004

Net income	As reported	$117	90	$419	$392
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		3	3	10	9

	Pro forma	$114	$87	$409	$383

Net income per common share—basic	As reported	$0.67	$0.51	$2.39	$2.22
	Pro forma	0.65	0.49	2.34	2.17

Net income per common share—diluted	As reported	$0.66	$0.50	$2.37	$2.19
	Pro forma	0.64	0.49	2.31	2.14
In determining the pro forma amounts above, the fair value of each option was estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in the nine months ended September 30, 2005 and 2004, respectively: dividend yield of 2.70 percent and 2.78 percent; expected volatility of 25.61 percent and 25.91 percent; risk-free interest rates of 4.62 percent and 4.30 percent; and expected lives of 10 years for all periods. Compensation expense in the pro forma disclosures is not indicative of future amounts as additional grants generally are made each year and options granted under the company’s options plans vest over three years.

Cincinnati Financial Corporation
8	Form 10-Q for the quarter ended September 30, 2005

Pension Plan
The measurement date for the company’s pension plan is December 31. The following summarizes the components of net periodic pension costs:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(In millions)	2005	2004	2005	2004

Service cost	$3	$3	$10	$8
Interest cost	3	2	9	8
Expected return on plan assets	(3)	(3)	(9)	(9)
Amortization of actuarial gain	0	0	0	0

Net pension expense	$3	$2	$10	$7

The company contributed $10 million to the pension plan in the third quarter of 2005. There are no plans to make a contribution in the fourth quarter of 2005.
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
Subject to a complete review of the requirements of SFAS No. 123(R), based on stock options granted to associates through September 2005, the company estimates that the adoption of SFAS No. 123(R) would reduce 2005 net income per share by approximately 8 cents per share.
Statement of Financial Accounting Standards No. 154
In May 2005, the FASB issued SFAS No. 154, which eliminated the requirement in APB Opinion No. 20, “Accounting Changes,” that modified the requirements for the accounting and reporting of a change in accounting principles. APB Opinion No. 20 required changes in accounting principles to be included as an accumulated amount in the income statement in the period of change.
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
Subsequent Events
During October 2005, Hurricane Wilma affected The Cincinnati Insurance Companies’ policyholders in Florida. Losses for this event are preliminarily estimated in the range of $23 million to $25 million, which will be updated and included in results for the fourth quarter ending December 31, 2005.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2005	9

NOTE 2 – SEGMENT INFORMATION
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
Revenues are primarily from unaffiliated customers:
•	Revenues for all three insurance segments consist of insurance premiums earned. Life insurance segment revenues also include separate account investment management fees

•	Investment operations segment revenues consist of pretax net investment income plus realized investment gains and losses

•	Other revenues are primarily finance/lease income
Income (loss) before income taxes for each segment is based on the nature of that business area’s operations:
•	Income before income taxes for the insurance segments is defined as underwriting income (loss)
o	Commercial lines and personal lines insurance segments — underwriting income (loss) is premiums earned minus loss and loss expenses incurred and underwriting expenses

o	Life insurance segment — underwriting income (loss) is premiums earned and separate account investment management fees, less contract holder benefits incurred and expenses incurred, plus investment interest credited to contract holders
•	Income before income taxes for the investment operations segment is net investment income plus realized investment gains and losses for all fixed maturity and equity security investments of the company and all subsidiaries, less interest credited to contract holders of the life insurance segment.

•	Loss before income taxes for the Other category is primarily due to interest expense from debt of the parent company and operating expenses of the company’s headquarters
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

Cincinnati Financial Corporation
10	Form 10-Q for the quarter ended September 30, 2005

     Segment information is summarized in the following table:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(In millions)	2005	2004	2005	2004

Revenues:
Commercial lines insurance
Commercial multi-peril	$196	$187	$594	$556
Workers compensation	82	80	244	233
Commercial auto	114	114	340	335
Other liability	112	103	327	296
Other commercial lines	60	53	173	156

Total commercial lines insurance	564	537	1,678	1,576

Personal lines insurance
Personal auto	108	113	328	338
Homeowner	72	62	213	191
Other personal lines	21	21	64	61

Total personal lines insurance	201	196	605	590

Life insurance	25	25	78	77
Investment operations	150	117	428	420
Other	4	4	12	9

Total	$944	$879	$2,801	$2,672

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$27	$46	$182	$218
Personal lines insurance	(1)	(30)	23	(51)
Life insurance	0	0	5	2
Investment operations	137	106	390	386
Other	(12)	(9)	(38)	(26)

Total	$151	$113	$562	$529

	September 30,	December 31,
	2005	2004

Identifiable assets:
Property casualty insurance	$2,226	$2,317
Life insurance	841	837
Investment operations	12,662	12,746
Other	255	207

Total	$15,984	$16,107

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2005	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
SAFE HARBOR STATEMENT
This is a “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Certain forward-looking statements contained herein involve potential risks and uncertainties. The company’s future results could differ materially from those discussed. Factors that could cause or contribute to such differences include, but are not limited to:
•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes

•	Ability to obtain adequate reinsurance on acceptable terms, amount of reinsurance purchased and financial strength of reinsurers

•	Increased frequency and/or severity of claims

•	Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:
o	Downgrade of the company’s financial strength ratings,

o	Concerns that doing business with the company is too difficult or

o	Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace
•	Increased competition that could result in a significant reduction in the company’s premium growth rate

•	Underwriting and pricing methods adopted by competitors that could allow them to identify and flexibly price risks, which could decrease our advantage in these areas.

•	Insurance regulatory actions, legislation or court decisions or legal actions that increase expenses or place us at a disadvantage in the marketplace

•	Delays or inadequacies in the development, implementation, performance and benefits of technology projects and enhancements

•	Inaccurate estimates or assumptions used for critical accounting estimates, including loss reserves

•	Events that reduce the company’s ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002 in the future

•	Recession or other economic conditions or regulatory, accounting or tax changes resulting in lower demand for insurance products

•	Sustained decline in overall stock market values negatively affecting the company’s equity portfolio; in particular a sustained decline in the market value of Fifth Third shares, a significant equity holding

•	Events that lead to a significant decline in the value of a particular security and impairment of the asset

•	Prolonged low interest rate environment or other factors that limit the company’s ability to generate growth in investment income

•	Adverse outcomes from litigation or administrative proceedings

•	Effect on the insurance industry as a whole, and thus on the company’s business, of the actions undertaken by the Attorney General of the State of New York and other regulators against participants in the insurance industry, as well as any increased regulatory oversight that might result

Cincinnati Financial Corporation
12	Form 10-Q for the quarter ended September 30, 2005

•	Investment activities or market value fluctuations that trigger restrictions applicable to the parent company under the Investment Company Act of 1940
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
Readers are cautioned that the company undertakes no obligation to review or update the forward-looking statements included herein.
Results of Operations
Overview — Cincinnati Financial Corporation Consolidated Highlights

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions except per share data)	2005	2004	Change %	2005	2004	Change %

Revenues	$944	$879	7.4	$2,801	$2,672	4.8
Net income	117	90	30.0	419	392	7.1

Per share data (diluted):
Net income	$0.66	$0.50	32.0	$2.37	$2.19	8.2
Book value				34.43	34.49	(0.2)

Return on equity	7.7%	5.9%		9.1%	8.5%
Return on equity based on comprehensive income	(3.9)%	2.4%		(0.8)%	0.7%
The consolidated results of operations reflect the operating results of each of our four segments along with parent company and other non-insurance activities. The four segments are:
•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Life insurance

•	Investments operations
Highlights of the consolidated results include:
Revenues – Revenues rose in the three months and nine months ended September 30, 2005 due to growth in total earned premiums and investment income. In the three-month period, the growth rate benefited from realized investment gains versus losses in the comparable 2004 period. In the nine-month period, the growth rate was reduced by a lower level of realized investment gains.
Net income – Higher net income and net income per share for the 2005 three-month and nine-month periods largely was due to the lower level of catastrophe losses in 2005. However, net income for the first nine months of 2004 included a benefit of $32 million pretax ($21 million, or 11 cents per share, after tax) from the release of reserves for uninsured/underinsured motorist (UM/UIM) losses.
Book value – Book value was $34.43 at September 30, 2005, compared with $35.60 at year-end 2004, as higher earnings were more than offset by lower unrealized investment gains.
Return on equity – With net income rising and equity relatively stable, return on equity increased from the prior periods.
Return on equity based on comprehensive income – Comprehensive income, which includes the change in unrealized gains and losses on investments with net income, declined to a loss of $59 million and a loss of $39 million for the three months and nine months ended September 30, 2005, compared with income of $38 million and income of $34 million in the comparable prior periods. The decline was due to a higher level of unrealized losses.
Other considerations – When evaluating ongoing business operations, we consider the following:
•	Realized investment gains and losses – A significant factor in the growth rate of net income in any year can be realized investment gains and losses. We believe it is important to carefully consider the impact of these gains and losses on net income when evaluating the company’s primary business areas: property casualty insurance and life insurance. We believe the level of realized investment gains and losses for any particular period, while it may be material, may obscure the performance of ongoing underlying business operations in that period. While realized investment gains and losses are integral to the company’s

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2005	13

insurance operations over the long term, the determination to recognize gains or losses in any period may be subject to our discretion and is independent of the insurance underwriting process. Also, under applicable accounting requirements, gains and losses may be recognized from certain changes in fair values of securities without actual realization.

In the three months and nine months ended September 30, 2005, the after-tax impact of realized investment gains and losses was to raise net income by $10 million, or 5 cents per share, and $24 million, or 14 cents, respectively. In the three months ended September 30, 2004, the after-tax impact of realized investment gains and losses was to lower net income by $5 million, or 3 cents per share. In the nine months ended September 30, 2004, the after-tax impact of realized investment gains and losses was to raise net income by $36 million, or 20 cents per share.

•	Uninsured motorist/underinsured motorist (UM/UIM) reserve release– In late 2003, the Ohio Supreme Court’s limited its 1999 Scott-Pontzer v. Liberty Mutual decision. In early 2004, we reviewed outstanding UM/UIM claims for which litigation was pending and released $32 million in related case reserves. The reserve releases in the first quarter of 2004 added $21 million, or 11 cents per share, to net income in the nine months ended September 30, 2004. Following the release of those reserves, we stopped separately reporting on UM/UIM-related reserve actions.

•	Shares outstanding – Weighted average shares outstanding may fluctuate from period to period because we regularly repurchase shares under board authorizations (see Cash Flow, Page 29) and shares are issued as associates exercise stock options. For the three months and nine months ended September 30, 2005, weighted average shares outstanding on a diluted basis declined 1.6 million and 1.3 million from the year-earlier level.
Effects of inflation – We do not believe that inflation has had a material effect on consolidated results of operations, except to the extent that inflation may affect interest rates and claim costs.
Outlook
Over the long term, our objective is to achieve steady growth while performing as an industry profitability leader. Based on our outlook for the insurance and investment markets, our progress in implementing operating strategies and results for the first nine months of 2005, we have modified our performance targets for 2005 modestly:
•	Property casualty written premium growth in the low-single digits – Our outlook for property casualty growth remains generally unchanged. We believe commercial lines should continue to achieve outstanding results, with written premium growth of approximately 3 percent to 5 percent. Personal lines written premiums now are expected to decline in the low-single digits for the year. Our outlook is based on market intelligence from insurance agents and field marketing representatives, production results for agencies and account retention trends. The earned premium growth rate is expected to continue to slow, reflecting the trend of written premiums.

•	Combined ratio at or below 92 percent for the property casualty insurance operations – In early October, we lowered our combined ratio target after we assessed the impact of Hurricanes Dennis, Katrina and Rita. Later in October, Hurricane Wilma affected The Cincinnati Insurance Companies’ policyholders in Florida. Taking that event into consideration, we remain comfortable with the revised target of a combined ratio at or below 92 percent. As is our usual practice, that target assumes full-year catastrophe losses will contribute approximately 3.5 percentage points to the ratio. Our revised consolidated target also reflects our assumption that favorable loss reserve development will return to historical levels.

Through the first nine months of 2005, catastrophe losses contributed 3.6 percentage points to the overall property casualty combined ratio of 91.0 percent. Hurricane Wilma losses are preliminarily estimated in the range of $23 million to $25 million. This preliminary estimate will be updated and included in results for the fourth quarter ending December 31, 2005.

We continue to anticipate that the 2005 commercial lines combined ratio will be at or below 90 percent and the 2005 personal lines combined ratio will be approximately 100 percent, assuming a normal level of personal lines catastrophe losses.

•	Investment income growth in the range of 6.5 percent to 7.0 percent – Our outlook is based on the anticipated level of dividend income, the strong cash flow from insurance operations and the higher-than-normal allocation of new cash flow to fixed-income securities over the past 18 months.
Through the first nine months of 2005, interest expense was up $12 million pretax over the comparable prior period. The increase was primarily due to the November 2004 issue of $375 million aggregate principal amount of senior notes due 2034. Net income for 2005 would be reduced by approximately 8 cents per share,

Cincinnati Financial Corporation
14	Form 10-Q for the quarter ended September 30, 2005

as disclosed in Note 1 to the Consolidated Financial Statements, Page 7, if we had adopted SFAS No. 123(R) this year. We intend to adopt SFAS No. 123(R) in the first quarter of 2006.
Factors supporting management’s outlook for 2005 are discussed in the Results of Operations for each of the four business segments.
Segment Results of Operations
As described in Note 2, Page 10, we measure profit or loss for our property casualty and life segments based upon underwriting results. Property casualty underwriting results (profit or loss) represent net earned premium less loss and loss expenses and underwriting expenses on a pretax basis. We also measure aspects of the performance of the commercial lines and personal lines segments on a combined property casualty insurance operations basis. Underwriting results and segment pretax operating income are not a substitute for net income determined in accordance with GAAP.
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
The following sections review results of operations for the combined property casualty insurance operations and, separately, for each of the company’s four reportable segments (see Commercial Lines Results of Operations, Page 18, Personal Lines Results of Operations, Page 22, Life Insurance Results of Operations, Page 26, and Investments Results of Operations, Page 27).
Property Casualty Insurance Operations
Overview

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2005	2004	Change %	2005	2004	Change %

Written premiums	$761	$750	1.6	$2,349	$2,274	3.3

Earned premiums	$765	$733	4.4	$2,283	$2,166	5.4

Loss and loss expenses excluding catastrophes	435	416	4.7	1,312	1,222	7.4
Catastrophe loss and loss expenses	66	86	(23.4)	83	133	(37.6)
Commission expenses	151	149	1.5	451	445	1.2
Underwriting expenses	84	64	30.8	225	191	17.7
Policyholder dividends	3	2	56.5	7	8	(1.5)

Underwriting profit	$26	$16	60.8	$205	$167	22.9

Combined ratio:
Loss and loss expenses excluding catastrophes	56.9%	56.7%		57.5%	56.5%
Catastrophe loss and loss expenses	8.6	11.8		3.6	6.1

Loss and loss expenses	65.5%	68.5%		61.1%	62.6%
Commission expenses	19.8	20.3		19.7	20.5
Underwriting expenses	11.0	8.8		9.9	8.8
Policyholder dividends	0.3	0.2		0.3	0.4

Combined ratio	96.6%	97.8%		91.0%	92.3%

Within the property casualty insurance market, the company offers both commercial and personal policies through a network of independent agencies. Highlights of the performance for the combined property casualty insurance operations included:
•	Premiums and growth – Growth in earned premiums for the three-month and nine-month periods continued to reflect the competitive characteristics we discussed in the Annual Report on Form 10-K, Property Casualty Insurance Operations, Page 1, as well as the slowing of net written premium growth over the past year due to increased competition.

We consider statutory net written premium growth to be a key performance indicator, since it can be used to compare the company’s growth to industry performance, allowing the company to evaluate the success

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2005	15

•	of its strategies. Our property casualty premium growth has consistently been above the overall property casualty industry average.

New business written directly by agencies was $79 million and $231 million in the three months and nine months ended September 30, 2005, compared with $87 million and $253 million in the comparable 2004 periods. The decline in new business reflected increased competition in the commercial lines insurance markets and personal lines rates that were not competitive in some states and territories.

The discussion of the commercial lines and personal lines segments provides additional detail regarding premiums and growth trends.

•	Entered 32nd state – In June 2005, we appointed our first agency in Delaware, our first new active state since 2000. Our expansion into Delaware was accomplished by staffing a second Maryland territory that includes Delaware agencies. In addition, we also subdivided and staffed field territories in Birmingham, Alabama; Chicago; south central Indiana; upstate New York; Tennessee; and Utah in the first nine months of 2005. In October, we subdivided another Tennessee territory to bring the total to 100 field marketing territories.

In total, we appointed 31 new agencies in our active states during the first nine months of 2005 as part of our program to appoint 100 new agencies in 2005 and 2006. This brought the total number of agencies at September 30, 2005, to 1,008, a net increase of 22 agencies from year-end 2004.

•	Three-month underwriting results and combined ratio – The 1.2 percentage-point improvement in the overall property casualty combined ratio for the three months ended September 30, 2005, primarily was due to the lower level of catastrophe losses in this year’s third quarter and the improvement in the personal lines loss and loss expense ratio excluding catastrophe losses offset by the rise in the underwriting expense ratio. The discussion of the commercial lines and personal lines segments provides additional detail regarding underwriting results and combined ratio trends.

The 2.2 percentage point rise in the underwriting expense ratio for the three months was largely due to:
o	Higher technology expenses that added 0.3 percentage points, primarily for new enhancements and depreciation of previously capitalized expenses for our personal lines policy processing system

o	Slower premium growth, resulting in amortization of prior period deferred acquisition expenses that more than offset deferred acquisition expenses on current period written premiums, that added 0.6 percentage points

o	Write-off of older policy years in involuntary assumed pools that added 0.3 percentage points

o	Non-recurring expense savings in the third quarter of 2004 that reduced last year’s ratio by 0.8 percentage points
Net of reinsurance, catastrophe losses contributed 8.6 percentage points to the property casualty combined ratio for the three months ended September 30, 2005, compared with 11.8 percentage points a year ago.

			Reported Claims	Loss Estimate (pretax, net
2005 Third-quarter Event	Dates	States Primarily Affected	(as of October 28)	of reinsurance)
Hurricane Dennis	July 9-11	Alabama, Florida, Georgia, Mississippi	494	$8 million

Hurricane Katrina – direct	Aug. 25-30	Alabama, Florida, Georgia, Louisiana, Mississippi, Tennessee	1,986	$34 million
Hurricane Katrina – assumed				$18 million
Hurricane Katrina – total				$52 million

Hurricane Rita	Sept. 20-24	Alabama, Louisiana, Mississippi, Tennessee, Texas	17	$3 million
The loss estimate for each event includes losses from claims received as well as estimates of claims that have not yet been reported. The Cincinnati Insurance Companies do not appoint agencies to actively market property casualty insurance in Louisiana, Mississippi or Texas. Hurricane Katrina and Rita losses in those states primarily are associated with commercial accounts written by agents in other states.
We purchase reinsurance coverage to limit losses from catastrophic events such as wind and hail, hurricanes or earthquakes. For Katrina, we expect to retain $34 million of policyholders’ estimated $70 million gross losses, ceding $36 million to our reinsurers. Under the 2005 reinsurance program, the company retains the first $25 million in losses arising from a single event and 40 percent of losses from $25 million to $45 million. The company retains only 5 percent of losses between $45 million and $500 million. To restore affected layers of the property catastrophe reinsurance program following Katrina, we incurred an $8 million reinstatement premium in the third quarter.

Cincinnati Financial Corporation
16	Form 10-Q for the quarter ended September 30, 2005

The third-quarter catastrophe losses also included $3 million from development of prior-period catastrophes, primarily the July 2004 wind and hail storm in the Midwest and other 2004 events. They also included assumed losses of $18 million. The Cincinnati Insurance Company participates in reinsurance treaties that spread the risk of very high catastrophe losses among many insurers. The estimated $18 million of assumed losses from Hurricane Katrina includes $16 million under an agreement with the Munich Re Group to assume 2 percent of property losses between $400 million and $1.2 billion from a single event. On September 28, Munich Re indicated its Hurricane Katrina estimate was in the range of $1.40 billion to $1.65 billion, up from their preliminary estimate.

•	Nine-month underwriting results and combined ratio – The 1.3 percentage-point improvement in the combined ratio for the nine months ended September 30, 2005, primarily was due to the lower level of catastrophe losses and the improvement in the personal lines loss and loss expense ratio. The discussion of the commercial lines and personal lines segments provides additional detail regarding underwriting results and combined ratio trends. Other factors that affected the comparison included:
o	Increase in the loss and loss expense ratio excluding catastrophes – The loss and loss expense ratio for the nine months ended September 30, 2005, was raised by a previously announced single large loss that was insufficiently covered through our facultative reinsurance programs. That loss reduced the nine-month underwriting profit by $24 million, net of reinsurance, and raised the loss and loss expense ratio by 1.1 percentage points. Further, the ratio for the nine months ended September 30, 2004, included a 1.5 percentage-point benefit from the release of UM/UIM reserves.

o	Lower catastrophe losses – Catastrophe losses contributed 3.6 percentage points to the nine-month property casualty combined ratio compared with 6.1 percentage points a year ago.

o	Lower commission expense ratio – Commission expense declined from last year’s level primarily because of the refinement and subsequent release of $8 million of 2004 accruals in the first three months of 2005. The refinement reflected the use of final 2004 financial data to calculate the contingent commissions paid in 2005. Our 2005 contingent commission accrual reflects the year-to-date 2005 underwriting profit, our outlook for full-year results and other factors that could affect the contingent commission liability for the year.

o	Higher other underwriting expense ratio – The rise in the underwriting expense ratio for the nine months was partially due to the higher expenses in the three months ended September 30, 2005 (see Page 16). In addition, technology costs and deferred acquisition costs began trending higher earlier in the year.
On a statutory basis, the property casualty combined ratio was 96.6 percent and 90.1 percent for the three months and nine months ended September 30, 2005. This compared with 97.9 percent and 91.4 percent for the 2004 periods. In the nine months ended September 30, 2004, the statutory combined ratio included a 1.5 percentage-point benefit from the release of UM/UIM reserves.
Technology Initiatives
As described in the 2004 Annual Report on Form 10-K, we expect to continue to strengthen our relationships with agencies in many ways, including through the introduction and use of technology that is designed to bring agencies greater efficiencies and to permit associates to spend more time with people and less with paper. During the first nine months of 2005, we made additional progress on our technology initiatives. Those activities and plans for the remainder of the year include:
•	Development and delivery of a full-featured commercial lines policy processing system is the company’s primary business-technology objective. We remain on track to achieve our interim goal of delivering a full version of the system for businessowners policies in Ohio, our largest premium volume state, by the end of 2005, with other states and commercial lines of business under development for 2006.

•	Training for Diamond, our personal lines processing system, was completed for agents in Florida in April 2005. It is in use in six states representing approximately 62 percent of total 2004 personal lines earned premium volume. Through September 30, 2005, approximately 410,000 policies representing approximately $372 million of in-force premium had been issued through Diamond. During the third quarter, improvements to system stability and speed were implemented with additional enhancements planned for the remainder of the year. As a result, the introduction of Diamond into Illinois, which represents about 7 percent of total 2004 personal lines earned premium volume, was delayed until November.

When agent training is complete in Illinois, training is expected to begin for agents in Georgia, Kentucky and Wisconsin, which represent about 15 percent of total 2004 personal lines earned premium volume. Those states will be followed by Minnesota, Missouri and Tennessee, states that represent about 6 percent of volume. Training in these states will not begin until 2006.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2005	17

•	i-View, a commercial lines policy imaging and workflow system, was introduced in areas of the commercial lines underwriting department in mid-2004. Approximately 50 percent of commercial lines underwriting teams now are trained and using the system. Anticipating the normal high volume of year-end renewal activity during the fourth quarter, we are delaying the training of the remaining commercial lines teams and the introduction of the new i-View processes until early 2006 instead of late 2005. This has allowed further enhancements to the system while commercial lines associates focus on providing service to our agents and policyholders.

•	CinciBond™, a new automated system to process license and permit surety bonds, was delivered to a small group of Ohio agencies for testing in late 2004. CinciBond enables agents to issue and print bonds at their offices. Responses were positive and delivery to the remaining Ohio agencies and those in several additional states is anticipated during late 2005.

•	CMS™, a new claims file management system, initially was deployed in late 2003. Field claims associates in all states are using CMS to process all newly reported claims. Agency access to issue claims checks from the system became available in the third quarter of 2005. In 2006, agencies will be able to obtain loss data reports from the CMS system.

•	WinCPP™, an online rate quoting system for businessowner, commercial package, commercial auto and workers compensation policies, now is available for agencies in all 32 active states.
In all cases, the objective is to make it easier for agencies to do business with us and to enhance the level of personal service that we deliver by automating policy administration functions.
Insurer Financial Strength Ratings
Cincinnati Financial is awarded credit (debt) ratings (see Long- and Short-term Debt, Page 32, for a discussion of the company’s credit ratings), and our insurance subsidiaries are awarded insurer financial strength ratings and issuer credit ratings. The following summarizes the insurer financial strength ratings as of October 31 2005, which are unchanged from those reported in the 2004 Annual Report on Form 10-K. Insurer financial strength ratings assess an insurer’s ability to meet its financial obligations to policyholders and do not necessarily address matters that may be important to shareholders.

Property Casualty
	Insurance	Life Insurance
	Subsidiaries	Subsidiary

A.M. Best	A++	A+

Fitch Ratings	AA	AA

Moody’s Investors Service	Aa3	—

Standard & Poor’s Rating Services	AA-	AA-
In 2004, the board of directors and management established parameters around the property casualty company’s strong statutory surplus position that led to some short-term actions. These actions allowed us to remain consistent with our long-term underwriting and equity investing strategies while responding to risk factors that are studied carefully by the ratings agencies. In the second quarter of 2004, these actions included reducing property casualty portfolio common stock holdings, adding a $100 million layer to our property catastrophe reinsurance program and adjusting homeowner earthquake deductibles. In addition, we have changed the allocation of new property casualty portfolio investments to restore the ratio of common stock to statutory surplus to its historic level (see Investment Portfolio, Page 30, for a discussion of portfolio allocation). The ratio was 95.6 percent at September 30, 2005, compared with 103.5 percent at year-end 2004.
Commercial Lines Results of Operations
Overview
Performance highlights for the commercial lines segment include:
•	Premiums and growth – In the third quarter, agents continue to report that renewal pricing pressure has risen since the end of 2004 and that new business pricing is requiring even more flexibility and more careful risk selection. Our field marketing associates and agents are working together to select risks and respond appropriately to local pricing trends. Over the past five years, our case-by-case approach to underwriting has generated 11.7 percent compound annual growth in commercial lines agency direct new

Cincinnati Financial Corporation
18	Form 10-Q for the quarter ended September 30, 2005

business premiums. New commercial lines business was $71 million and $206 million for the three-month and nine-month periods compared with $73 million and $215 million last year.

With the commercial lines pricing environment growing more competitive, we continue to rely on factors other than price to drive sales. Our agents look for the best insurance program for their clients, not just the best price. They serve policyholders well by presenting our value proposition – customized coverage packages, personal claims service and high financial strength ratings – all wrapped up in a convenient three-year commercial policy.

As competition in our commercial markets continues to increase, our written premium growth rate has slowed because of the more competitive pricing environment and the underwriting discipline we have been maintaining for both renewal and new business. We believe that our growth rate continues to exceed the average for the overall industry, which was estimated at 1.7 percent for the first six months of 2005.

•	Underwriting results and combined ratio – Commercial lines profitability remained strong in the three months ended September 30, 2005, as we benefited from the front-line underwriting efforts of our local agents and our pricing discipline. The significant components of expenses for the commercial lines segment are described below.

The combined ratio for the nine months ended September 30, 2005, included 1.4 percentage points due to the single large loss in January 2005. The ratio for the nine months ended September 30, 2004, benefited by 2.0 percentage points from the release of UM/UIM reserves.
Commercial Lines Results

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2005	2004	Change %	2005	2004	Change %

Written premiums	$546	$532	2.6	$1,741	$1,654	5.3

Earned premiums	$564	$537	4.9	$1,678	$1,576	6.5

Loss and loss expenses excluding catastrophes	307	285	7.6	942	826	14.0
Catastrophe loss and loss expenses	53	48	10.5	62	65	(4.0)
Commission expenses	110	108	1.7	325	324	0.2
Underwriting expenses	64	48	34.0	160	135	18.1
Policyholder dividends	3	2	56.5	7	8	(1.5)

Underwriting profit	$27	$46	(41.3)	$182	$218	(16.4)

Combined ratio:
Loss and loss expenses excluding catastrophes	54.4%	53.1%		56.1%	52.4%
Catastrophe loss and loss expenses	9.5	9.0		3.7	4.1

Loss and loss expenses	63.9%	62.1%		59.8%	56.5%
Commission expenses	19.5	20.1		19.4	20.6
Underwriting expenses	11.4	8.9		9.5	8.6
Policyholder dividends	0.4	0.3		0.5	0.5

Combined ratio	95.2%	91.4%		89.2%	86.2%

Loss and Loss Expenses (excluding catastrophe losses)
Loss and loss expenses include both net paid losses and reserve additions for unpaid losses as well as the associated loss expenses. Loss and loss expenses excluding catastrophes rose in the three months largely because the comparable 2004 period benefited from a higher level of favorable loss reserve development from prior accident years. Loss and loss expenses excluding catastrophes in the nine months ended September 30, 2005, also were increased by the single large loss discussed above. Loss and loss expenses excluding catastrophes in the nine months ended September 30, 2004, was reduced by the release of UM/UIM reserves (see Property Casualty Reserve Levels, Commercial Lines Segment Reserves, Page 31, for information regarding loss reserves for the commercial lines segment).
Management monitors incurred losses by size of loss, business line, risk category, geographic region, agency, field marketing territory and duration of policyholder relationship, addressing concentrations or trends as needed. For the three months and nine months ended September 30, 2005, as a percent of earned premium the total of new incurred losses greater than $1 million, new incurred losses between $250,000 and $1 million and case reserve increases greater than $250,000, reflected normal quarterly fluctuations but was in line with recent experience.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2005	19

Commercial Lines Losses by Size

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2005	2004	Change %	2005	2004	Change %

Losses $1 million or more	$24	$23	3.7	$93	$72	28.3
Losses $250 thousand to $1 million	27	19	36.3	77	80	(3.7)
Development and case reserve increases of $250 thousand or more	35	32	11.9	103	95	8.3
Other losses	156	155	0.6	478	411	16.4

Total losses incurred excluding catastrophe losses	$242	$229	5.5	$751	$658	14.1
Catastrophe losses	53	48	10.5	62	65	(4.0)

Total losses	$295	$277	6.3	$813	$723	12.5

As a percent of earned premiums:
Losses $1 million or more	4.3%	4.3%		5.5%	4.6%
Losses $250 thousand to $1 million	4.7	3.6		4.6	5.1
Development and case reserve increases of $250 thousand or more	6.3	5.9		6.1	6.0
Other losses	27.6	28.9		28.5	26.0

Loss ratio excluding catastrophe losses	42.9%	42.7%		44.7%	41.7%
Catastrophe loss ratio	9.5	9.0		3.7	4.1

Total loss ratio	52.4%	51.7%		48.4%	45.8%

Catastrophe Loss and Loss Expenses
For the three months ended September 30, 2005, commercial lines catastrophe losses were $53 million, which contributed 9.5 percentage points to the combined ratio, compared with $48 million, or 9.0 percentage points, in the 2004 period.
Commercial lines catastrophe losses were largely attributable to Hurricane Katrina and Rita losses in Louisiana, Mississippi or Texas primarily associated with accounts written by agents in other states to cover locations and vehicles in multiple states. Third-quarter commercial lines catastrophe losses also included assumed losses of $18 million from reinsurance treaties that spread the risk of very high catastrophe losses among many insurers.
For the nine months ended September 30, 2005, commercial lines catastrophe losses were $62 million, which contributed 3.7 percentage points to the combined ratio, compared with $65 million, or 4.1 percentage points, in the comparable 2004 period.
Commission Expenses
Commission expense as a percent of earned premium declined 0.6 and 1.2 percentage points respectively for the three and nine months ended September 30, 2005. Commission expense as a percentage of earned premiums declined in the three-month period because of lower contingent commission expense due to lower underwriting profits. Profit-sharing, or contingent, commissions are calculated on the profitability of an agency’s aggregate book of business, taking into account longer-term profit, with a percentage for prompt payment of premiums and other criteria.
In addition, the decline for the nine-month period reflected the refinement and subsequent release of an over accrual from 2004 in the first three months of 2005. The refinement reflected the use of final 2004 financial data to calculate the contingent commissions paid in 2005. Our 2005 contingent commission accrual reflects the year-to-date 2005 underwriting profit, our outlook for full-year results and other factors that could affect the contingent commission liability for the year.
Underwriting Expenses
The underwriting expense ratio rose 2.5 and 0.9 percentage points respectively in the three-month and nine-month periods in 2005. For the three-month period, the increase was due to:
•	Higher technology expenses that added 0.2 percentage points

•	Slower premium growth, resulting in amortization of prior period deferred acquisition expenses that more than offset deferred acquisition expenses on current period written premiums, that added 0.6 percentage points

•	Write-off of older policy years in involuntary assumed pools that added 0.5 percentage points

•	Non-recurring expense savings in the third quarter of 2004 that reduced last year’s ratio by 0.9 percentage points
The increase for the nine-month period was primarily due to the rise in the third-quarter ratio.

Cincinnati Financial Corporation
20	Form 10-Q for the quarter ended September 30, 2005

Line of Business Analysis

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2005	2004	Change %	2005	2004	Change %

Commercial multi-peril:
Written premiums	$189	$186	1.4	$614	$578	6.1

Earned premiums	196	187	4.6	594	556	7.0
Loss and loss expense incurred	153	136	13.0	411	347	18.7
Loss and loss expense ratio	78.3%	72.4%		69.2%	62.4%
Loss and loss expense ratio excluding catastrophes	53.4	49.4		59.8	52.8

Workers compensation:
Written premiums	$76	$73	4.3	$258	$245	5.2

Earned premiums	82	80	3.6	244	233	4.6
Loss and loss expense incurred	61	63	(3.7)	184	185	(0.4)
Loss and loss expense ratio	73.5%	79.1%		75.7%	79.5%
Loss and loss expense ratio excluding catastrophes	73.5	79.1		75.7	79.5

Commercial auto:
Written premiums	$107	$113	(5.2)	$340	$350	(2.8)

Earned premiums	114	114	0.1	340	335	1.5
Loss and loss expense incurred	69	68	1.8	201	176	14.1
Loss and loss expense ratio	60.6%	59.6%		59.1%	52.6%
Loss and loss expense ratio excluding catastrophes	60.5	58.6		59.0	52.3

Other liability:
Written premiums	$113	$105	7.7	$347	$319	8.9

Earned premiums	112	103	8.6	327	296	10.5
Loss and loss expense incurred	49	38	27.8	133	116	14.9
Loss and loss expense ratio	43.7%	37.2%		40.8%	39.2%
Loss and loss expense ratio excluding catastrophes	43.7	37.2		40.8	39.2
In total, the commercial multi-peril, workers compensation, commercial auto and other liability lines of business accounted for almost 90 percent of total commercial lines earned premium in the first nine months of 2005. Approximately 95 percent of the company’s commercial lines premiums are written as packages providing accounts with coverages from more than one of these business lines. The company believes that its commercial lines results are best measured and evaluated on a segment basis. For reference, however, the table above and discussion below summarize results for each of the four primary business lines.
•	Commercial multi-peril – Written and earned premium growth for the three-month and nine-month periods was in line with overall commercial lines growth.

The loss and loss expense ratio excluding catastrophe losses for the three months and nine months ended September 30, 2005, rose primarily due to a lower level of favorable loss reserve development from prior accident years. Contributing to the rise in the loss ratio is a trend toward higher construction costs for 2004 and 2005 property claims. In addition, the large loss noted above added 4.1 percentage-points to the nine-month 2005 ratio.

•	Workers compensation – Written premium growth for the three-month period was above the overall commercial lines growth rate because this business area appears to be experiencing less competitive pricing pressure than the overall commercial lines market. For the nine-month period, written premium growth was in line with overall commercial lines growth. Earned premium growth for the three-month and nine-month periods was slightly below overall commercial lines growth due to the company’s highly selective approach to this business line over the past 24 months.

The loss and loss expense ratio for the three months ended September 30, 2005, declined because of premium growth, lower current accident year losses and a higher level of favorable loss reserve development from prior accident years. The loss and loss expense ratio for the nine months ended September 30, 2005, also improved over last year because of premium growth and a lower level of adverse loss reserve development from prior accident years.

•	Commercial auto – Written premiums declined for both the three-month and nine-month periods and earned premium growth was well below the overall commercial lines growth rate. Commercial auto is one of the components of our package policies for which pricing adjusts annually. In addition, if often represents the largest portion of premium paid by a policyholder. Due to these characteristics, commercial auto pricing tends to be highly sensitive to competitive pressures.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2005	21

The loss and loss expense ratio for the three months and nine months ended September 30, 2005, rose because of the slowdown in earned premium growth. For the three months, this was partially offset by a higher level of favorable loss reserve development from prior accident years. The loss and loss expense ratio for the nine months ended September 30, 2004, included a 6.1 percentage-point benefit ($21 million) from the release of UM/UIM reserves.

•	Other liability – Written and earned premium growth for the three-month and nine-month periods continued to outpace overall commercial lines growth because of the relative strength of pricing for liability coverages, continued strength in the contractor market and the number of policies previously converted from discounted programs (included in commercial multi-peril) to non-discounted programs.

The loss and loss expense ratio for the three months ended September 30, 2005, rose due to higher current accident year losses and a lower level of favorable loss reserve development from prior accident years. The loss and loss expense ratio for the nine months ended September 30, 2004, included a 2.7 percentage point ($8 million) benefit from the release of UM/UIM reserves in 2004. Management monitors results for the other liability business line closely, anticipating quarter-to-quarter fluctuations due to the nature and size of commercial umbrella liability policies and limits.
Commercial Lines Outlook
As a result of market conditions, we anticipate commercial lines written premium growth will be in the range of 3 percent to 5 percent in 2005 compared with 7.6 percent in 2004. Industry experts have estimated that industrywide commercial lines written premiums may decline approximately 1 percent this year. Prior to Hurricanes Katrina, Rita and Wilma, we anticipated commercial lines insurance market trends would reflect accelerated competition with pressure on pricing from the industry’s increasing surplus and improving profitability. We are uncertain what the effect of the hurricanes will be on commercial lines pricing going forward.
During the first nine months of 2005, agents reported that renewal pricing pressure had risen since the end of 2004 and new business pricing was requiring even more flexibility and more careful risk selection. Through the end of the third quarter, we needed to use credits more frequently to retain renewals of quality business; the larger the account, the higher the credits, with variations by geographic region and class of business. At the end of the third quarter, renewal rates on property coverages were generally flat to modestly down, exclusive of any changes in an account’s exposures. Renewal pricing on liability coverages was stronger, with some increases possible.
We intend to continue to market our products to a broad range of business classes, price our products adequately and take a package approach. We intend to maintain our underwriting selectivity and carefully manage our rate levels, as well as our programs that seek to accurately match exposures with appropriate premium. The new marketing territories created over the past several years and appointment of new agencies also will contribute to commercial lines growth.
We believe the company can continue to be a preferred market for its agencies and the types of local businesses they serve. We will continue to evaluate each risk individually and to make decisions regarding rates, the use of three-year commercial policies and other policy terms on a case-by-case basis, even in lines and classes of business that are under competitive pressure. We believe this should allow us to maintain the positive underlying improvements in profitability that have occurred over the past several years, but we do not believe favorable reserve development will contribute to underwriting profits as much in 2005 as it did in 2004.
In addition, underwriting expenses have risen. In particular, the higher spending on technology projects and adverse deferred acquisition cost comparisons could result in expense ratios near the year-to-date level in future quarters. As a result, we continue to estimate a 2005 commercial lines combined ratio at or below 90 percent compared with 84.1 percent in 2004.
Personal Lines Results of Operations
Overview
Performance highlights for the personal lines segment include:
•	Premiums and growth – Personal lines earned premiums for the three months and nine months ended September 30, 2005, rose slightly, due to growth of homeowner written premiums over the past 12 months. New personal lines business was $8 million and $25 million for the three-month and nine-month periods compared with $14 million and $39 million last year. We addressed profitability by substantially increasing rates in 2003 and 2004. Those changes have led to improved profitability this year. The higher rates have contributed to recent declines in policy renewal retention and new business

Cincinnati Financial Corporation
22	Form 10-Q for the quarter ended September 30, 2005

activity. We are looking closely at our rate structure to ensure our products are appropriately positioned and taking actions to address non-competitive rates.

On a territory-by-territory basis, we are modifying selected rates and credits with mid-2005 to early-2006 effective dates, which should begin positioning our auto and homeowner products more appropriately in the local markets and bolster retention rates. In the personal lines marketplace, we believe agents select Cincinnati for their value-oriented clients who seek to balance value and price and who are attracted by Cincinnati’s superior claims service and the benefits of the company’s package approach.

The introduction of Diamond in our larger states also may have contributed to the lower growth rate. Diamond gives agents new options that increase their choice and control and will offer significant efficiencies when policies renew. However, the system has an initial learning curve, requires substantial effort on the part of the agencies to convert business to the system and needs enhancements to achieve satisfactory stability and speed. Some of these enhancements were implemented in the third quarter, improving system availability and response time. Other enhancements, such as account billing for direct bill customers, are expected to be completed by year end.

•	Underwriting results and combined ratio – As the three months and nine months 2005 personal lines underwriting profits indicate, we are making progress toward returning personal lines to full-year profitability. We also benefited from a lower level of catastrophe losses for the three- and nine-month periods. Excluding catastrophe losses, the personal lines combined ratio improved 1.9 and 4.4 percentage points for the three months and nine months ended September 30, 2005. That progress reflected improvement in the homeowner loss and loss expense ratio excluding catastrophe losses. The personal lines combined ratio for the nine months ended September 30, 2004, benefited by 0.1 percentage points from the release of UM/UIM reserves.

The significant components of expenses for the personal lines segment are described below.
Personal Lines Results

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2005	2004	Change %	2005	2004	Change %

Written premiums	$215	$218	(0.9)	$608	$620	(1.9)

Earned premiums	$201	$196	2.8	$605	$590	2.5

Loss and loss expenses excluding catastrophes	128	131	(1.8)	370	396	(6.5)
Catastrophe loss and loss expenses	13	38	(66.8)	21	68	(69.3)
Commission expenses	41	41	0.9	126	121	3.9
Underwriting expenses	20	16	21.6	65	56	16.7

Underwriting profit (loss)	$(1)	$(30)	96.4	$23	$(51)	145.9

Combined ratio:
Loss and loss expenses excluding catastrophes	63.9%	66.9%		61.1%	67.1%
Catastrophe loss and loss expenses	6.3	19.3		3.5	11.6

Loss and loss expenses	70.2%	86.2%		64.6%	78.7%
Commission expenses	20.5	20.9		20.8	20.5
Underwriting expenses	9.8	8.3		10.7	9.4

Combined ratio	100.5%	115.4%		96.1%	108.6%

Loss and Loss Expenses (excluding catastrophe losses)
Loss and loss expenses include both net paid losses and reserve additions for unpaid losses as well as the associated loss expenses. The decline in loss and loss expenses excluding catastrophes in the three months and nine months ended September 30, 2005, reflected substantial improvement in homeowner profitability and healthy personal auto profitability (see Property Casualty Reserve Levels, Personal Lines Segment Reserves, Page 32, for information regarding loss reserves for the personal lines segment).
Management monitors incurred losses by size of loss, business line, risk category, geographic region, agency, field marketing territory and duration of policyholder relationship, addressing concentrations or trends as needed. As a percent of earned premium, the total of new incurred losses greater than $1 million and new incurred losses between $250,000 and $1 million was below the total in the comparable prior periods, primarily because of a lower number of personal lines losses greater than $1 million in 2005. Case reserve increases greater than $250,000 declined for the three- and nine-month periods.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2005	23

Personal Lines Losses by Size

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2005	2004	Change %	2005	2004	Change %

Losses $1 million or more	$3	$3	(5.9)	$5	$13	(59.9)
Losses $250 thousand to $1 million	9	9	(4.7)	27	33	(19.1)
Development and case reserve increases of $250 thousand or more	3	5	(26.8)	12	14	(14.4)
Other losses	97	98	(0.6)	280	288	(2.6)

Total losses incurred excluding catastrophe losses	$112	$115	(2.2)	$324	$348	(6.9)
Catastrophe losses	13	38	(66.8)	21	68	(69.3)

Total losses	$125	$153	(18.2)	$345	$416	(17.1)

As a percent of earned premiums:
Losses $1 million or more	1.6%	1.7%		0.9%	2.3%
Losses $250 thousand to $1 million	4.3	4.7		4.4	5.6
Development and case reserve increases of $250 thousand or more	1.7	2.4		2.0	2.4
Other losses	48.3	49.9		46.2	48.6

Loss ratio excluding catastrophe losses	55.9%	58.7%		53.5%	58.9%
Catastrophe loss ratio	6.3	19.3		3.5	11.6

Total loss ratio	62.2%	78.0%		57.0%	70.5%

Catastrophe Loss and Loss Expenses
For the three months ended September 30, 2005, personal lines catastrophe losses, net of reinsurance, were $13 million, contributing 6.3 percentage points to the combined ratio, compared with $38 million, or 19.3 percentage points, in the comparable 2004 period.
For the nine months ended September 30, 2005, personal lines catastrophe losses were $21 million, contributing 3.5 percentage points to the combined ratio, compared with $68 million, or 11.6 percentage points, in the comparable 2004 period.
Commission Expenses
Commission expense as a percent of earned premium declined by 0.4 percentage points in the three months ended September 30, 2005, but rose 0.3 percentage points for the nine months ended September 30, 2005. Profit-sharing, or contingent, commissions are calculated on the profitability of an agency’s aggregate book of business, taking into account longer-term profit, with a percentage for prompt payment of premiums and other criteria.
The change in commission expense for the three months and nine months ended September 30, 2005, was primarily due to normal fluctuations in quarterly expenses. Our 2005 contingent commission accruals reflect nine-month 2005 underwriting results, our outlook for full-year results and other factors that could affect the contingent commission liability for the year.
Underwriting Expenses
The non-commission expense ratio rose 1.5 and 1.3 percentages points in the three months and nine months ended September 30, 2005. For the three-month period, the increase was due to:
•	Higher technology expenses that added 0.4 percentage points

•	Slower premium growth, resulting in amortization of prior period deferred acquisition expenses that more than offset deferred acquisition expenses on current period written premiums, that added 0.9 percentage points

•	Non-recurring expense savings in the third quarter of 2004 that reduced last year’s ratio by 1.0 percentage points
In addition, technology costs and deferred acquisition costs began trending higher earlier in the year, contributing to the increase in the nine-month non-commission expense ratio.

Cincinnati Financial Corporation
24	Form 10-Q for the quarter ended September 30, 2005

Line of Business Analysis

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2005	2004	Change %	2005	2004	Change %

Personal auto:
Written premiums	$112	$122	(8.3)	$320	$350	(8.4)

Earned premiums	108	113	(4.8)	328	338	(2.9)
Loss and loss expense incurred	70	72	(2.8)	205	217	(5.9)
Loss and loss expense ratio	65.2%	63.9%		62.4%	64.4%
Loss and loss expense ratio excluding catastrophes	64.7	62.5		61.8	63.3

Homeowner:
Written premiums	$81	$73	10.8	$222	$206	7.8

Earned premiums	72	62	15.8	213	191	11.6
Loss and loss expense incurred	56	81	(30.7)	153	202	(24.3)
Loss and loss expense ratio	78.2%	130.7%		71.9%	106.0%
Loss and loss expense ratio excluding catastrophes	63.0	74.9		63.9	73.3
The personal auto and homeowner business lines together accounted for almost 90 percent of total personal lines earned premiums in the first nine months of 2005. Our intent is to write personal auto and homeowners coverages in personal lines packages. As a result, we believe that personal lines results are best measured and evaluated on a segment basis. For reference, however, the table above and discussion below summarize growth and profitability trends for the personal auto and homeowner business lines.
•	Personal auto – Written and earned premiums for the personal auto line declined for the three months and nine months ended September 30, 2005. As noted above, the decline primarily was due to rate competition in some states and territories, which has resulted in lower policy renewal retention and significantly lower new business levels. We are continuing to modify selected rates and credits on a territory-by-territory basis during the remainder of 2005 and into 2006 to address our competitive position.

The loss and loss expense ratio for personal auto remained strong for the three months and nine months ended September 30, 2005. Over the past several years, the benefits of personal auto re-underwriting programs and higher pricing have generally served to offset rising loss severity, an industrywide trend, and contributed to good profitability for personal auto. The 2.2 percentage-point rise in the third quarter loss and loss expense ratio excluding catastrophes reflected the lower level of earned premiums and normal quarterly variations in loss levels. The loss and loss expense ratio excluding catastrophe losses for the nine month period declined by 1.5 percentage points.

•	Homeowner – Written and earned premiums for the homeowner line rose for the three months and nine months ended September 30, 2005. Written premiums rose because of the effect of rate increases, which are serving to offset lower policy renewal retention and significantly lower new business levels. Rate increases instituted during 2003 and 2004 continue to affect policyholders renewing at the end of a three-year policy term. At September 30, 2005, approximately 50 percent of all homeowner policies had been converted to a one-year basis. Policies in 11 states, representing approximately 7.6 percent of year-end 2004 premiums, will continue to renew on a three-year basis until the Diamond system is scheduled for rollout in those states. Renewal rates on these policies also reflect the benefit of rate increases enacted over the past several years. Earned premiums continue to benefit from written premium growth in earlier periods that was largely due to the rate increases enacted over the past several years.

The loss and loss expense ratio for the homeowner line improved for both the three-month and nine-month periods ended September 30, 2005, due to the lower level of catastrophe losses and to progress in our efforts to improve profitability in this business line.
As noted above, we are concerned about both profitability and recent retention and new business trends for these business lines. In addition to the actions described in our 2004 Annual Report on Form 10-K, Personal Lines Results of Operations, Page 40, to address homeowner profitability, we began modifying selected rates and credits on a territory-by-territory basis in mid-2005 to address our competitive position.
Personal Lines Outlook
In light of results for the first nine months of 2005, we now anticipate a low-single-digit decline in written premiums in 2005 rather than a mid-single-digit decline. We have taken this slightly more favorable viewpoint because the benefit of homeowner rate increases is partially offsetting lower policy renewal retention and new business in both the homeowner and personal auto lines. Industry experts have estimated that industrywide personal lines written premiums may rise approximately 4.5 percent in 2005.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2005	25

Assuming a normal level of catastrophe losses, we believe the personal lines combined ratio will be approximately 100 percent for full-year 2005 because of the slower growth and commission and underwriting expense trends. While we have not yet provided a 2006 combined ratio target for personal lines, we have indicated that we do not believe the homeowner line will be profitable by year-end 2006.
In the 2004 Annual Report on Form 10-K, Personal Lines Outlook, Page 44, we described a number of factors affecting our outlook for personal lines profitability. We believe these factors continue to be important to our ability to improve the performance of the homeowner line of business while maintaining personal auto profitability. Further, contingent commission expenses for personal lines have been trending higher because of improved profitability. In addition, underwriting expenses have risen. In particular, the higher spending on technology projects and adverse deferred acquisition cost comparisons could result in expense ratios near the year-to-date level in future quarters.
Life Insurance Results of Operations
Overview
Performance highlights for the life insurance segment include:
•	Revenues – Earned premiums and revenues were relatively flat for the three months ended September 30, 2005. Revenues increased modestly in the nine-month period due to earned premium growth. Face amount of life policies in force rose 11.1 percent to $49.929 billion at September 30, 2005, from $44.921 billion at year-end 2004. For the first nine months of 2005, applications submitted rose 3.9 percent, with a 5.0 percent gain in worksite applications. A new term series of nine products replaced the existing term portfolio during the second quarter of 2005. The Termsetter Plus series includes an optional return-of-premium feature. Reaction to the new portfolio has been favorable with approximately 25 percent of applications requesting the return-of-premium feature.

We consider statutory net written premium growth to be a key performance indicator for the life insurance segment. We use it to compare results for our life insurance operation to industry performance, which helps us evaluate the relative success of our strategies. The life insurance subsidiary reported statutory written premium for life insurance of $56 million and $163 million for the three months and nine months ended September 30, 2005, compared with $45 million and $132 million in the comparable prior periods. Statutory written premiums included annuity premiums of $27 million and $77 million in the three months and nine months ended September 30, 2005, compared with $18 million and $49 million in the comparable prior periods, but exclude annuity deposits not involving life contingencies, which are not recognized as written premiums under statutory accounting rules. No annuity premiums are included in earned premiums.

•	Profitability – Operating expenses remained relatively level and mortality experience remained within pricing assumptions. This led to a $200,000 gain in the GAAP-based profit for the life insurance segment for the three months ended September 30, 2005 over the comparable prior period. The GAAP-based profit was small, however, because investment income is included in investment segment results, except investment income credited to contract holders (interest assumed in life insurance policy reserve calculations).

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

For the three months ended September 30, 2005, this measure grew 52.8 percent to $8 million, compared with $5 million in the comparable prior period. For the nine months ended September 30, 2005, GAAP net income rose 31.3 percent to $32 million from $24 million. The life insurance portfolio had immaterial pretax net realized investment gains or losses in the three months ended September 30, 2005, compared with pretax net realized losses of $4 million in the comparable prior period. In the nine months ended September 30, 2005, the life insurance portfolio had pretax net realized gains of $7 million compared with immaterial pretax net realized gains or losses in the comparable prior period.

Cincinnati Financial Corporation
26	Form 10-Q for the quarter ended September 30, 2005

Life Insurance Results

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2005	2004	Change %	2005	2004	Change %
Written premiums	$56	$45	23.8	$163	$132	23.3

Earned premiums	$25	$25	0.2	$78	$77	1.8
Separate account investment management fees	1	1	16.7	3	2	10.7

Total revenues	26	26	0.7	81	79	2.1

Contract holders benefits incurred	27	23	16.8	77	71	8.0
Investment interest credited to contract holders	(13)	(11)	13.8	(38)	(34)	13.5
Operating expenses incurred	12	14	(17.2)	37	40	(6.9)

Total expenses	26	26	(0.1)	76	77	(2.0)

Life insurance segment profit	$0	$0	nm	$5	$2	178.9

Life Insurance Outlook
As the life insurance company seeks to improve penetration of our property casualty agencies, our objective is to increase premiums and contain expenses. We continue to emphasize the cross-serving opportunities afforded by worksite marketing of life insurance products. In 2005, we are exploring additional programs to simplify the worksite marketing sales process for independent property casualty agencies, including electronic enrollment software. We also intend to simplify our worksite product portfolio to make it more attractive to agents.
We continue to introduce new term products with features that customers indicate are important. In addition to the changes in our term life insurance portfolio, we are developing new universal life products including one that will insure the lives of children and another that will offer a secondary guarantee.
Term insurance is our largest life insurance product line. Changes in the marketplace during 2004 have affected the cost and availability of reinsurance for term life insurance issued in 2005. We are addressing this situation by retaining higher mortality exposure for 2005 policies, which reduces premiums ceded on this business. We continue to research alternative solutions, including reinsurance options, to help fund the statutory reserve strain on new term business. We believe we will be able to structure a program that provides the life insurance company with the ability to continue to grow in the term life insurance marketplace while appropriately managing risk, at a cost that allows the life insurance company to achieve its internal performance targets.
Investments Results of Operations
Overview
The investment segment contributes investment income and realized gains and losses to results of operations. Investments provide our primary source of pretax and after-tax profits.
•	Investment income – Consolidated pretax investment income rose 7.7 percent and 6.9 percent in the three months and nine months ended September 30, 2005. The increase came from higher interest income from cash flow invested in fixed-income securities and higher dividend income. Dividend increases from common stocks in the portfolio were partially offset by the loss of income from the sale or call of convertible preferred securities in the past 12 months. Fifth Third, the company’s largest equity holding, contributed 43.6 percent of total dividend income in the first nine months of 2005.

•	Realized gains and losses – Realized investments gains in 2005 primarily were due to routine sales and calls of securities. The realized loss in last year’s third quarter was primarily due to other-than-temporary impairment charges and fair value declines for embedded securities. The realized gain in last year’s first nine months primarily was due to equity sales undertaken as part of a program to support our insurer financial strength ratings and return the property casualty ratio of common stocks to statutory surplus to its historic sub-100 percent level. During the three months ended September 30, 2005, only one security was written down as other-than-temporarily impaired, bringing the year-to-date total to two securities.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2005	27

Investment Results

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2005	2004	Change %	2005	2004	Change %

Investment income:
Interest	$70	$64	8.7	$208	$188	10.9
Dividends	64	58	8.8	180	176	2.7
Other	2	3	(31.6)	6	5	18.5
Investment expenses	(2)	(1)	(24.5)	(4)	(4)	(29.1)

Total net investment income	$134	$124	7.7	$390	$365	6.9

Investment interest credited to contract holders	$(13)	$(11)	13.8	$(38)	$(34)	13.5

Net realized investment gains and losses:
Other-than-temporary impairment charges	$(1)	$(5)	82.5	$(1)	$(8)	83.4
Realized investment gains and losses	12	8	50.7	41	70	(41.5)
Change in valuation of embedded derivatives	5	(10)	145.7	(2)	(7)	69.1

Net realized investment gains	$16	$(7)	339.2	$38	$55	(31.7)

Investment operations income	$137	$106	28.9	$390	$386	0.8

Investments Outlook
We now believe that investment income growth for the year will be in the range of 6.5 percent to 7.0 percent. Our outlook is based on the anticipated level of dividend income, the strong cash flow from insurance operations and the higher-than-normal allocation of new cash flow to fixed-income securities over the past 18 months. Dividend increases within the last 12 months by Fifth Third and another 32 of the 48 common stock holdings in the equity portfolio should add $23 million to annualized investment income.
We believe impairments for the balance of the year should be limited to securities that have been identified for sale or that have experienced a sharp decline in fair value with little or no warning because of issuer-specific events. All but one security in the portfolio was trading at or above 70 percent of book value at September 30, 2005. Our asset impairment committee continues to monitor the investment portfolio. The current asset impairment policy was discussed in the 2004 Annual Report on Form 10-K, Critical Accounting Policies and Estimates, Asset Impairment, Page 27.
Other Results of Operations
In the three months ended September 30, 2005, other income of the insurance subsidiaries, parent company operations and non-investment operations of CFC Investment Company and CinFin Capital Management Company resulted in $4 million in revenues, unchanged from the comparable prior period. Losses before income taxes of $12 million in the three months of 2005 and $9 million in the three months of 2004, were primarily due to $13 million in interest expense from debt of the parent company compared with $8 million in the comparable prior period. Interest expense rose because of the issuance in November 2004 of $375 million aggregate principal amount of 6.125% senior notes due 2034.
In the nine months ended September 30, 2005, other income of the insurance subsidiaries, parent company operations and non-investment operations of CFC Investment Company and CinFin Capital Management Company resulted in $12 million in revenues compared with $9 million in the comparable prior period. Losses before income taxes of $38 million in the nine months of 2005 and $26 million in the nine months of 2004, were primarily due to $39 million in interest expense from debt of the parent company compared with $24 million last year.
Taxes
In the three months ended September 30, 2005, income tax expense was $34 million compared with $23 million in the comparable prior period. The effective tax rate for this year’s three months was 22.6 percent compared with 20.3 percent in the comparable prior period. In the nine months ended September 30, 2005, income tax expense was $143 million compared with $137 million in the comparable prior period. The effective tax rate for this year’s nine months was 25.4 percent compared with 25.9 percent in the comparable prior period.
Growth in the tax-exempt municipal bond portfolio and higher investment income from dividends are the primary reasons for the lower effective tax rate.
The company pursues a strategy of investing some portion of cash flow in tax-advantaged fixed maturities and equity securities to minimize its overall tax liability and maximize after-tax earnings. See the 2004 Annual Report on Form 10-K, Note 10 to the Consolidated Financial Statements, Page 84, for detail regarding the effective income tax rate.

Cincinnati Financial Corporation
28	Form 10-Q for the quarter ended September 30, 2005

Liquidity and Capital Resources
Cash Flow
During the first nine months of 2005, net cash available declined $208 million to $98 million at September 30, 2005, from $306 million at year-end 2004. Last year, net cash available rose by $220 million to $311 million at September 30, 2004, from $91 million at year-end 2003. Our cash balance was unusually high at year-end 2004 as we sought appropriate fixed-income investment opportunities.
Cash Flows from Operating Activities
Consolidated cash flow from operating activities was $565 million in the first nine months of 2005 compared with $776 million in the first nine months of 2004. The decline reflected the timing of premium collections and loss and loss expense payments, and the timing of settlement in the first quarter of 2004 of investment purchases made at the end of 2003.
Our operating activities are conducted primarily by the property casualty and life insurance companies. Underwriting generates positive cash flows because cash from premium payments generally is received in advance of cash payments required to settle claims. The following summarizes cash flow of the insurance subsidiary (direct method):

	Nine months ended September 30,
(In millions)	2005	2004

Net premiums collected	$2,383	$2,268
Net loss and loss expenses paid	(1,279)	(1,049)
Commissions and other underwriting expenses paid	(753)	(653)

Insurance subsidiary cash flow from underwriting	351	566
Investment income received	318	264

Insurance subsidiary operating cash flow	$669	$830

Premiums collected rose in the first nine months of 2005 because of growth in written premiums. Paid losses and related loss expenses accounted for approximately 87 percent of property casualty and life insurance losses and policyholder benefits incurred in the first nine months of 2005 compared with 73 percent in the comparable prior period. Commissions and other underwriting expenses paid rose primarily because of the payments in the first quarter of 2005 of higher contingent commissions on 2004 business.
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
During the first nine months of 2005, we used a net $622 million for investing activities compared with $301 million in the first nine months of 2004 (see Consolidated Statements of Cash Flows, Page 6). The change was primarily due to the sale of equity securities in the second quarter of 2004.
We allocated virtually all new investment dollars to fixed-income investments (see Investment Portfolio, Page 30, for a discussion of our portfolio allocation strategy) during the first nine months of 2005. We used $1.134 billion for the purchase of fixed maturity investments compared with $1.290 billion in the first nine months of 2004. Sales, calls and maturities of fixed-income securities totaled $624 million in the first nine months of 2005 compared with $704 million in the first nine months of 2004
In the first nine months of 2005, we sold $70 million of equity securities and purchased $136 million, including $90 million of nonconvertible preferred stock. Nonconvertible preferred stocks are evaluated as fixed-income investments by rating agencies and offer attractive relative yields. In 2005, proceeds from equity sales were reinvested in common stocks. The sale of equity investments that no longer meet our investment criteria can provide cash for investment in common stocks that we perceive to have greater potential for capital appreciation and income growth. In the first nine months of 2004, we sold $420 million of equity securities. Most of the sales occurred in the second quarter of 2004 and those proceeds were used to purchase fixed-income investments. Most of the 2004 common stock purchases were made in the first quarter.
Cash Flows from Financing Activities
Cash flows from financing activities generally reflect parent company actions. During the first nine months of 2005, we used a net $151 million for financing activities:

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2005	29

•	Dividends to shareholders – We paid $151 million in cash dividends, up from $132 million in the comparable prior period.

•	Common stock repurchase – We repurchased 1,125,192 shares at a total cost of $45 million (see Unregistered Sales of Equity Securities and Use of Proceeds, Page 39). The current repurchase program was announced on August 19, 2005, and became effective on September 1, 2005. It replaced a program which had been in effect since 1999.

The share amount approved for repurchase under the 2005 program is 10 million shares. At the time the 1999 program was replaced by the 2005 program, it had 2,739,942 shares remaining. Of the shares repurchased in 2005, 966,035 shares were repurchased under the 1999 program and 159,157 shares were repurchased under the 2005 program.

Since February 1999, we have repurchased 14.4 million shares at a total cost to the company of $526 million. At September 30, 2005, 9.8 million shares remained authorized for repurchase under the 2005 program. Repurchase activity is not adjusted for stock dividends.
Assets
Overview
At September 30, 2005, the investment portfolio made up 78.5 percent of total assets of $15.984 billion compared with 78.5 percent of total assets of $16.107 billion at year-end 2004. The remainder of assets consisted primarily of other invested assets (0.3 percent), premium receivables (7.3 percent), reinsurance receivables (4.4 percent), deferred acquisition costs (2.7 percent) and separate accounts (3.0 percent). These percentages are essentially unchanged from year-end 2004.
Investment Portfolio
The fair value of our portfolio of investment securities was $12.548 billion compared with $12.639 billion at year-end 2004. At September 30, 2005, fixed maturities included $55 million of commercial paper investments versus $71 million at year-end 2004. Commercial paper matures within 12 months of each reporting date. See the 2004 Annual Report on Form 10-K, Investment Portfolio, Page 53, for additional background on the investment portfolio and valuation.

	At September 30, 2005		At December 31, 2004
(Dollars in millions)	Book value	Fair value	Book value	Fair value

Investment-grade corporate bonds	$2,661	$2,733	$2,540	$2,669
High-yield corporate bonds	393	396	324	355
Tax-exempt municipal bonds	2,038	2,080	1,622	1,694
Common stocks	1,917	6,901	1,918	7,466
Convertible securities	411	438	395	455

Total	$7,420	$12,548	$6,799	$12,639

Insurance regulatory and statutory requirements established to protect policyholders from investment risk have always influenced our investment decisions on an individual insurance company basis. After covering both our intermediate and long-range insurance obligations with fixed-income investments, we historically used available cash flow to invest in equity securities (see 2004 Annual Report on Form 10-K, Investments Segment, Page 13, for a discussion of our portfolio allocation and equity investment criteria). Investment in equity securities has played an important role in achieving our portfolio objectives and has contributed to net unrealized investment gains of $4.988 billion at September 30, 2005. We remain committed to our long-term equity focus, which we believe is key to the company’s long-term growth and stability.
Since the second quarter of 2004, virtually all of our available cash flow has been used to purchase fixed-income investments to reduce the ratio of common stock to statutory surplus (see Property Casualty Results of Operations, Page 15). During the same period, we took actions to reduce the ratio of investment assets to total assets for the parent company (see Other Matters, Page 39). Moving forward, we will take into consideration insurance department regulations and rating agency comments as well as the trend in these ratios to determine what portion of new cash flow could be invested in equity securities at the parent and operating company levels.
At September 30, 2005, statutory surplus for the property casualty insurance group was $4.224 billion compared with $4.191 billion at year-end 2004. The ratio of common stock to statutory surplus for the property casualty insurance group portfolio was 95.6 percent at September 30, 2005, compared with 103.5 percent at year-end 2004. The ratio of investment assets to total assets for the parent company was 34.1 percent at September 30, 2005, compared with 36.3 percent at year-end 2004.

Cincinnati Financial Corporation
30	Form 10-Q for the quarter ended September 30, 2005

At September 30, 2005, the company’s portfolio of fixed-income securities had a weighted average yield-to-book value of 5.5 percent, a weighted average maturity of 9.5 years and a weighted average modified duration to maturity of 7.1 years. At December 31, 2004, the company’s portfolio of fixed-income securities had a weighted average yield-to-book of 5.8 percent, a weighted average maturity of 9.4 years and a weighted average modified duration to maturity of 6.9 years. The decline in the yield-to-book was due to lower prevailing interest rates as well as the level of tax-exempt municipal bonds, which have a lower gross yield. The average maturity of the fixed-income portfolio was basically unchanged because of the company’s focus on the intermediate portion of the yield curve.
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
Similar to the equity portfolio, the fixed-income portfolio is concentrated in the financials sector, including banks, brokerage, finance and investment and insurance companies. Management leverages its familiarity with this sector in its fixed-income portfolio. The financials sector represented 15.5 percent and 15.8 percent of book value and fair value of the fixed-income portfolio, respectively at September 30, 2005, virtually unchanged from 15.7 percent and 16.1 percent, respectively, of book value and fair value at December 31, 2004. Approximately 89.0 percent of the fair value of financials sector holdings were investment-grade corporate bonds at September 30, 2005, compared with 85.3 percent at year-end 2004. No other sector or industry accounts for more than 10 percent of the fair value of the fixed-income portfolio.
Liabilities and Shareholders’ Equity
Overview
At September 30, 2005, insurance reserves were 50.6 percent of total liabilities of $9.969 billion compared with 48.1 percent of total liabilities of $9.858 billion at December 31, 2004. The remainder of liabilities consisted primarily of unearned premiums (16.1 percent), deferred income tax (16.1 percent) and long-term debt (7.9 percent). These percentages are essentially unchanged from year-end 2004.
Insurance Reserve Levels
At September 30, 2005, the total property casualty reserve balance, net of reinsurance, was $3.150 billion compared with $2.977 billion at year-end 2004. The reserves reflected in the financial statements are management’s best estimate. The total life policy reserve balance, net of reinsurance, was $1.154 billion compared with $1.047 billion at year-end 2004. The following discusses gross reserves for the three insurance segments.
Commercial Lines Segment Reserves
For the business lines in the commercial lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves. In general, reserving trends in the first nine months of 2005 were essentially unchanged from 2004. The rise in reserves for commercial multi-peril was related to the higher proportion of commercial lines catastrophe losses in 2005 compared with 2004.

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At September 30, 2005
Commercial multi-peril	$507	$156	$242	$905	28.4%
Workers compensation	279	288	81	648	20.3
Commercial auto	261	62	68	391	12.2
Other liability	282	400	123	805	25.2
All other lines of business	287	21	136	444	13.9

Total	$1,616	$927	$650	$3,193	100.0%

At December 31, 2004
Commercial multi-peril	$465	$123	$227	$815	27.0%
Workers compensation	258	278	75	611	20.3
Commercial auto	254	58	64	376	12.5
Other liability	288	377	111	776	25.7
All other lines of business	289	19	130	438	14.5

Total	$1,554	$855	$607	$3,016	100.0%

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2005	31

Personal Lines Segment Reserves
For the business lines in the personal lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves. Total gross reserves were down slightly from year-end 2004 due to normal claims activity on a lower policy count and lower personal lines catastrophe reserves in 2005 than in 2004.

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total
At September 30, 2005
Personal auto	$178	$16	$36	$230	47.7%
Homeowners	69	17	23	109	22.7
All other lines of business	52	77	12	141	29.6

Total	$299	$110	$71	$480	100.0%

At December 31, 2004
Personal auto	$181	$15	$35	$231	46.4%
Homeowners	81	21	23	125	25.1
All other lines of business	57	73	12	142	28.5

Total	$319	$109	$70	$498	100.0%

Life Insurance Segment Reserves
Gross life policy reserves were $1.337 billion at September 30, 2005, compared with $1.194 billion at December 31, 2004. Reserves for traditional life insurance policies are based on expected expenses, mortality, withdrawal rates and investment yields, including a provision for the risk of adverse deviation. Reserves for the company’s universal life, deferred annuity and investment contracts are equal to the cumulative account balances. Our reserves are based on estimates and actuarial assumptions with regard to our future experience. While we regularly monitor our emerging experience to measure the appropriateness of our estimates and assumptions, we cannot exactly determine the amount and timing of future claims payments.
Long- and Short-Term Debt
At September 30, 2005, total long-term debt was $791 million, unchanged from year-end 2004, consisting of three notes, none of which are encumbered by rating triggers. We have generally minimized our reliance on debt financing although we utilize lines of credit to fund short-term cash needs. As of October 31, 2005, our senior debt issues were rated aa- by A.M. Best Co., A+ by Fitch Ratings, A2 by Moody’s Investors Service and A by Standard & Poor’s Rating Services.
At September 30, 2005, we had two lines of credit totaling $125 million with no outstanding balance. One line of credit for $75 million was established more than five years ago and has no financial covenants. The second line of credit is an unsecured $50 million line of credit from Fifth Third Bank available for general corporate purposes, which contains customary financial covenants.
Shareholders’ Equity
Shareholders equity was $6.015 billion, or $34.43 per share, at September 30, 2005, down from $6.249 billion, or $35.60, at year-end 2004 because of lower unrealized gains in the investment portfolio. On an after-tax basis, unrealized appreciation on equity investments constituted 53.9 percent of total shareholders’ equity at September 30, 2005. The unrealized appreciation was primarily due to the company’s holdings in Fifth Third (Nasdaq:FITB) and Alltel (NYSE:AT) common stock.
Liquidity and Capital Resources Outlook
We believe that there has been no material change in the types of contractual obligations and planned technology investments discussed in our 2004 Annual Report on Form 10-K, Liquidity and Capital Resources Outlook, Page 60. In addition, we have increased commitments to limited partnerships by $18 million in the three months ended September 30, 2005. We participate in six investment groups structured as limited partnerships, with a total fair value of $11 million.
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

Cincinnati Financial Corporation
32	Form 10-Q for the quarter ended September 30, 2005

As described in the second quarter 2005 Quarterly Report on Form 10-Q, the company amended its casualty excess reinsurance working treaties (see 2004 Annual Report on Form 10-K, Page 6 for a description of the treaties) pertaining to certain director and officer policies for five Fortune 1000 companies in diverse industries.
During the third quarter, we amended the casualty excess reinsurance working treaty to accommodate one additional financial services company. The amended retention was effective as each of these six policies renewed on July 1 or October 1, 2005. Under the terms of the amended agreement, the company’s total retention for director and officer coverages would increase to $55 million from $35 million, if each coverage part with the policies were to incur a loss to its maximum. We believe the additional risk undertaken with these changes remains at an acceptable level based on our financial strength. We amended the working treaties for these companies to maintain business relationships with key agencies and insureds. We intend to review this element of our working treaties on an ongoing basis.
Other Matters
Compliance with Investment Company Act of 1940
As previously reported, in June 2004 management discovered some uncertainty regarding the status of the Cincinnati Financial Corporation holding (parent) company under the Investment Company Act of 1940. Several tests and enumerated exemptions determine whether a company meets the definition of an investment company under the Investment Company Act. In particular, one test states that a company may be an investment company if it owns investment securities with a value greater than 40 percent of its total assets (excluding assets of its subsidiaries), a level which the holding company exceeded between 1991 and August 2004.
On June 28, 2004, Cincinnati Financial Corporation filed an application with the SEC formally requesting an exemption for the holding company under Section 3(b)(2) of the Investment Company Act. Section 3(b)(2) specifically permits the SEC to exempt entities primarily engaged in business other than that of investing, reinvesting, owning, holding or trading in securities. Cincinnati Financial Corporation alternatively asked the SEC for relief pursuant to Section 6(c) of the Investment Company Act, which would exempt it from all the provisions of the Act because doing so is necessary or appropriate in the public interest, consistent with the protection of investors and consistent with the purposes intended by the Investment Company Act.
Following its SEC filing, the holding company transferred investment securities to its subsidiary, The Cincinnati Insurance Company, in August 2004, lowering the holding company’s ratio of investment securities to holding-company-only assets below 40 percent. The company has maintained that ratio below the 40 percent level since the time of the transfer.
Because the ratio is below 40 percent, we believe the SEC staff is not actively considering the application.
Management strongly believes the holding company is, and has been, outside the intended scope of the Investment Company Act because the company is, and has been, primarily engaged in the business of property casualty and life insurance through its subsidiaries. As a registered investment company, the holding company would not be permitted to operate its business as it currently operates, nor would a registered investment company be permitted to have many of the relationships that the holding company has with its affiliated companies.
To increase certainty that regulation under the Investment Company Act would not apply to the company in the future, the company’s operations are limited by the constraint that investment securities held at the holding company level should remain below the 40 percent threshold described above. Efforts to stay below the threshold could result in:
•	A need to dispose of otherwise desirable investment securities, possibly under undesirable conditions. Such dispositions could result in a lower return on investment because of market value fluctuations. Dispositions also could result in loss of investment income that the company may be unable to replace in a timely fashion. If the company were unable to manage the timing of the dispositions, the company also might realize unnecessary capital gains, which would increase the company’s annual tax payment.

•	Limited opportunities to purchase equity securities that hold the potential for market value appreciation. Historically, the holding company has successfully invested in equity securities that provided both income and capital appreciation, contributing to long-term growth in book value. Constraining its ability to pursue this strategy and invest in equity securities could hamper book value growth over the long term.

•	Maintenance of a greater portion of the company’s portfolio of equity securities at its insurance subsidiary. As a result of the transfer of assets to ensure compliance with the 40 percent threshold, the holding company now is more reliant on that subsidiary for cash to fund parent-company obligations, including shareholder dividends and interest on long-term debt.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2005	33

Although management intends to manage assets to stay below the 40 percent threshold, events beyond the company’s control, including significant appreciation in the value of certain investment securities, could result in the company exceeding the 40 percent threshold. While management believes that even in such circumstances the company would not be an investment company because it is primarily engaged in the business of insurance through its subsidiaries, the SEC, among others, could disagree with this position.
If it were determined that the holding company is an unregistered investment company, the holding company might be unable to enforce contracts with third parties, and third parties could seek rescission of transactions with the holding company undertaken during the period that it was an unregistered investment company, subject to equitable considerations set forth in the Investment Company Act. In addition, the holding company could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC.
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
Significant Accounting Policies
During the three months ended September 30, 2005, the company did not change any significant accounting policies from those utilized in the preparation of the consolidated financial statements as of and for the year ended December 31, 2004, which are discussed in Note 1 to the Consolidated Financial Statements in the company’s 2004 Annual Report on Form 10-K and updated in Note 1 to the Condensed Consolidated Financial Statements beginning on Page 7.
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
Fixed-Income Securities
By allocating a significant portion of investment cash flows to the fixed income portfolio over the longer-term, we believe we enhance portfolio stability and diversity. Compared with common stocks, fixed-income investments generally are less volatile and provide a more consistent income stream. Overall credit risk is reduced by diversifying the fixed-income portfolio among approximately 1,750 securities.
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

Cincinnati Financial Corporation
34	Form 10-Q for the quarter ended September 30, 2005

holdings in equity securities. These holdings could be liquidated to meet higher than anticipated loss and loss expense payments.
We measure modified duration to both the call date and maturity. The table below summarizes modified duration and shows the effect of hypothetical changes in interest rates on the fair value of the fixed-income portfolio under both modified duration scenarios:

	Fair value of	Modified duration to maturity		Modified duration to call
	fixed income	100 basis	100 basis	100 basis	100 basis
	bond	point spread	point spread	point spread	point spread
(In millions)	portfolio	decrease	increase	decrease	increase

At September 30, 2005	$5,517	$5,907	$5,128	$5,814	$5,221

At December 31, 2004	$5,141	$5,491	$4,791	$5,383	$4,899
The duration to maturity of our total bond portfolio was 7.1 years at September 30, 2005, and the duration to maturity of the redeemable preferred portfolio was 9.9 years. A 100 basis-point movement in interest rates would result in an approximately 7.0 percent change in the fair value of the combined portfolios. Generally speaking, the higher a bond’s rating, the more directly correlated movements in its fair value will be to changes in the general level of interest rates. Therefore, the municipal bond portfolio is more likely to respond to a changing interest rate scenario. The company’s U.S. agency paper portfolio, because it generally has very little call protection, has a low option-adjusted duration and would not be expected to be as responsive to rate movements. Lower investment grade and high-yield corporate bond values are driven by credit spreads, as well as their durations, in response to interest rate movements.
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
At September 30, 2005, the company held 14 individual equity positions valued at approximately $100 million or above. These equity positions accounted for approximately 92.9 percent of the unrealized appreciation of the entire portfolio.

	As of and for the nine months ended September 30, 2005
				Earned
	Actual	Fair	Percent of	dividend
(Dollars in millions)	cost	value	fair value	income

Fifth Third Bancorp	$283	$2,675	38.8%	$79
ALLTEL Corporation	119	858	12.4	15
ExxonMobil Corporation	133	569	8.2	8
The Procter & Gamble Company	99	338	4.9	5
National City Corporation	171	328	4.7	10
PNC Financial Services Group, Inc.	62	273	4.0	7
Wyeth	57	200	2.9	3
U.S. Bancorp	113	162	2.3	5
Alliance Capital Management Holding L.P.	53	152	2.2	7
FirstMerit Corporation	54	143	2.1	4
Piedmont Natural Gas Company, Inc.	62	139	2.0	3
Johnson & Johnson	106	136	2.0	2
Sky Financial Group, Inc.	91	131	1.9	3
Wells Fargo & Company	66	129	1.9	3
All other common stock holdings	448	668	9.7	16

Total	$1,917	$6,901	100.0%	$170

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2005	35

Our investments are heavily weighted toward the financials sector, which represented 59.6 percent of the total market value of the common stock portfolio at September 30, 2005. Financials sector investments typically underperform the overall market when interest rates are expected to rise. Historically, we have seen these types of short-term fluctuations in the value of our holdings as potential buying opportunities but are cognizant that a prolonged downturn in this sector could create a long-term negative effect on the portfolio.
While past performance cannot guarantee future returns, over the longer term, the performance of our equity portfolio has exceeded that of the broader market, achieving a compound annual total return of 3.2 percent for the five years ended December 31, 2004, compared with a compound annual decline of 2.3 percent for the Standard & Poor’s 500 Index, a common benchmark of market performance. In the first nine months of 2005, the equity portfolio underperformed the market, with a total return of a negative 5.3 percent, primarily because of market value fluctuations in our holdings of Fifth Third’s common stock. During the first nine months of 2005, the Standard & Poor’s 500 returned 2.8 percent.
Fifth Third Bancorp Holding
The company held 72.8 million shares of Fifth Third common stock at a cost of $283 million at September 30, 2005. The value of the company’s Fifth Third position was $2.675 billion, or 38.8 percent of the company’s total common equity portfolio, at September 30, 2005, compared with $3.443 billion, or 46.1 percent, at year-end 2004. The after-tax unrealized gain represented by the company’s Fifth Third position was $1.554 billion, or 46.7 percent of the company’s total after-tax unrealized gains, at September 30, 2005, compared with $2.054 billion, or 54.1 percent at year-end 2004. The Fifth Third position represented $8.90 of the company’s total book value of $34.43 per share at September 30, 2005, compared with $11.70 of total book value of $35.60 at year-end 2004. Every $1.00 change in the market price of Fifth Third’s common stock has approximately a 27 cent impact on book value per share. A 20 percent ($7.35) change in the market price of Fifth Third’s common stock, which was $36.75 at September 30, 2005, would result in a $535 million change in assets and a $348 million change in after-tax unrealized gains. This would affect shareholders’ equity by 5.8 percent and book value by $1.99 per share.
Fifth Third’s market value over the past three years was affected by uncertainty surrounding a regulatory review that was concluded in early 2004 and by growth and earnings performance below the bank’s historic levels. We believe that Fifth Third’s regulatory issues and associated expenses are behind it and that Fifth Third is refocused on its core businesses. However, given the difficulties over the past few years, the market is skeptical of Fifth Third’s business model. Fifth Third continues to meet our investment criteria. Cincinnati Financial management and the investment committee of the board of directors review the Fifth Third holding on a regular basis. In the 12 months ended September 30, 2005, Fifth Third has increased its indicated annual dividend by 18.8 percent, which contributes an additional $17 million to investment income on an annualized basis.
Unrealized Investment Gains and Losses
At September 30, 2005, unrealized investment gains before taxes totaled $5.190 billion and unrealized investment losses in the investment portfolio amounted to $62 million.
Unrealized Investment Gains
The unrealized gains at September 30, 2005, were primarily due to long-term gains from the company’s holdings in the common stock of Fifth Third (Nasdaq: FITB) and Alltel (NYSE:AT). Reflecting the company’s long-term investment philosophy, 783 of the 1,163 securities trading at or above book value, or 67.3 percent, have shown unrealized gains for more than 24 consecutive months.
Unrealized Investment Losses – Potential Other-than-temporary Impairments
At September 30, 2005, 35.8 percent of securities were trading below 100 percent of book value compared with 13.1 percent at December 31, 2004. We expect the number of securities trading below 100 percent of book value to fluctuate as interest rates rise or fall. The portfolio benefits from continued improvements in the credit quality of the bond portfolio, as rated by Standard & Poor’s and Moody’s.
A total of 649 holdings were trading below book value at September 30, 2005, representing 20.5 percent of invested assets and $62 million in unrealized losses. We deem the risk related to securities trading between 70 percent and 100 percent of book value to be relatively minor and at least partially offset by the earned income potential of these investments.
•	Six hundred thirty six of these holdings were trading between 90 percent and 100 percent of book value. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 636 securities was $2.512 billion at September 30, 2005, and they accounted for $46 million in unrealized losses.

Cincinnati Financial Corporation
36	Form 10-Q for the quarter ended September 30, 2005

•	Thirteen of these holdings were trading below 90 percent of book value at September 30, 2005. The fair value of these holdings was $69 million, and they accounted for the remaining $16 million in unrealized losses. These holdings are being monitored for credit- and industry-related risk factors. Of these securities, seven are bonds or convertible preferred stocks of auto industry-related issuers and one is a common stock of a pharmaceutical company.
Holdings trading below 70 percent of book value are monitored more closely for potential other-than-temporary impairment. At September 30, 2005, one holding with a fair value of $3 million was trading below 70 percent of book value. This holding is a high-yield bond for a forest-products company. At year-end 2004, no securities were trading below 70 percent of book value.
The following table summarizes the portfolio:

				Gross	Gross
	Number			unrealized	investment
(Dollars in millions)	of issues	Book value	Fair value	gain/(loss)	income

At September 30, 2005
Portfolio summary:
Trading below 70% of book value	1	$5	$3	$(2)	$0
Trading at 70% to less than 100% of book value	648	2,637	2,576	(60)	79
Trading at 100% and above of book value	1,163	4,778	9,969	5,190	299
Securities sold in current year	0	0	0	0	11

Total	1,812	$7,420	$12,548	$5,128	$389

At December 31, 2004
Portfolio summary:
Trading below 70% of book value	0	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	208	900	883	(17)	32
Trading at 100% and above of book value	1,385	5,899	11,756	5,857	427
Securities sold in current year	0	0	0	0	32

Total	1,593	$6,799	$12,639	$5,840	$491

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2005	37

The following table summarizes the portfolio by period of time:

	6 Months or less		> 6 - 12 Months		> 12 - 24 Months		> 24 - 36 Months
		Gross		Gross		Gross		Gross
	Number of	unrealized	Number of	unrealized	Number of	unrealized	Number of	unrealized
(Dollars in millions)	issues	gain/(loss)	issues	gain/(loss)	issues	gain/l(oss)	issues	gain/(loss)

Investment-grade corporate bonds:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	121	(7)	45	(6)	25	(8)	3	(1)
Trading at 100% and above of book value	26	1	5	1	38	6	274	87

Total	147	$(6)	50	$(5)	63	$(2)	277	$86

High-yield corporate bonds:
Trading below 70% of book value	1	$(2)	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	25	(3)	19	(6)	4	0	2	0
Trading at 100% and above of book value	10	0	3	0	32	4	46	10

Total	36	$(5)	22	$(6)	36	$4	48	$10

Tax-exempt municipal bonds:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	307	(6)	43	(3)	20	(2)	4	0
Trading at 100% and above of book value	110	1	4	0	108	4	406	48

Total	417	$(5)	47	$(3)	128	$2	410	$48

Convertible securities:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	14	(2)	6	(4)	4	(3)	1	(1)
Trading at 100% and above of book value	19	1	4	4	10	4	25	27

Total	33	$(1)	10	$0	14	$1	26	$26

Common stocks:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	2	(3)	2	(2)	1	(4)	0	0
Trading at 100% and above of book value	4	5	2	1	5	37	32	4,950

Total	6	$2	4	$(1)	6	$33	32	$4,950

Summary:
Trading below 70% of book value	1	$(2)	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	469	(21)	115	(21)	54	(17)	10	(2)
Trading at 100% and above of book value	169	8	18	6	193	55	783	5,122

Total	639	$(15)	133	$(15)	247	$38	793	$5,120

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures – We maintain disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is made known to management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
All internal control systems have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Thus, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation and presentation. The effectiveness of internal controls may vary over time because of changes in conditions.
Changes in Internal Control over Financial Reporting – During the three months ended September 30, 2005, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cincinnati Financial Corporation
38	Form 10-Q for the quarter ended September 30, 2005

Part II – Other Information
Item 1. Legal Proceedings
Neither the company nor any of its subsidiaries is involved in any material litigation other than ordinary, routine litigation incidental to the nature of its business.
Item 1A. Risk Factors
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The board of directors has authorized share repurchase programs (see the 2004 Annual Report on Form 10-K, Cash Flow, for information on the historic programs). In the first nine months of 2005, repurchases were made as follows:

			Total number of	Maximum number
		Average	shares purchased as	of shares that may
	Total number of	price	part of publicly	yet be purchased
	shares	paid per	announced plans or	under the plans or
Period	Purchased	share	programs	programs

January 1-31, 2005	0	$0.00	0	3,705,977
February 1-28, 2005	0	0.00	0	3,705,977
March 1-31, 2005	115,000	45.54	115,000	3,590,977
April 1-30, 2005	162,728	39.58	162,728	3,428,249
May 1-31, 2005	379,172	39.26	379,172	3,049,077
June 1-30, 2005	308,100	39.41	308,100	2,740,977
July 1-31, 2005	0	0.00	0	2,740,977
August 1-31, 2005	1,035	39.95	1,035	2,739,942
September 1-30, 2005	159,157	41.74	159,157	9,840,843

Totals	1,125,192	40.34	1,125,192	9,840,843

1.	Shares and share prices on this table are not adjusted for stock dividends.

2.	The current repurchase program was announced on August 19, 2005, and became effective on September 1, 2005. It replaced a program which had been in effect since 1999.

3.	The share amount approved for repurchase in 1999 was 17 million shares.

4.	The repurchase program has no expiration date.

5.	No repurchase program has expired during the period covered by the above table, but the 1999 program was superseded by the 2005 program and no further repurchases will occur under the 1999 program.

6.	The share amount approved for repurchase under the 2005 program is 10 million shares. At the time the 1999 program was replaced by the 2005 program, it had 2,739,942 shares remaining. Of the repurchases reported in the table above, 966,035 shares were repurchased under the 1999 program and 159,157 shares were repurchased under the 2005 program.
Item 3. Defaults upon Senior Securities
The company has not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Matters
None.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2005	39

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1A	Amended Articles of Incorporation of Cincinnati Financial Corporation (1)

3.1B	Amendment to Article Fourth of Amended Articles of Incorporation of Cincinnati Financial Corporation (2)

3.2	Regulations of Cincinnati Financial Corporation (3)

4.1	Indenture with The Bank of New York Trust Company (4)

4.2	Supplemental Indenture with The Bank of New York Trust Company (4)

4.3	Second Supplemental Indenture with The Bank of New York Trust Company (5)

4.4	Form of 6.125% Exchange Note Due 2038 (included in Exhibit 4.2)

4.5	Form of 6.92% Debentures Due 2028 (included in Exhibit 4.3)

10.1	Agreement with Messer Construction (6)

10.2	Stock Repurchase Agreement with Robert C. Schiff, Trustee, Robert C. Schiff Revocable Trust originally dated November 21, 2001 (6)

10.3	Purchase Agreement with J.P. Morgan Securities Inc. and UBS Securities LLC (7)

10.4	2003 Non-Employee Directors’ Stock Plan (8)

10.5	Cincinnati Financial Corporation Stock Option Plan No. V (9)

10.6	Cincinnati Financial Corporation Stock Option Plan No. VI (10)

10.7	Cincinnati Financial Corporation Stock Option Plan No. VII (11)

10.8	Director and Named Executive Officer Compensation Summary (6)

10.9	Standard Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. V (6)

10.10	Standard Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. VI (6)

10.11	Standard Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. VII (6)

10.12	Cincinnati Financial Corporation Stock Option Plan No. VIII (8)

10.13	Registration Rights Agreement with J.P. Morgan Securities Inc. and UBS Securities LLC (4)

10.14	Form of Dealer Manager Agreement between Cincinnati Financial and UBS Securities LLC (12)

10.15	Standard Form of Incentive Stock Option Agreement for Stock Option Plan VIII (13)

10.16	Standard Form of Nonqualified Stock Option Agreement for Stock Option Plan VIII (14)

10.17	Standard Form of Combined Incentive/Nonqualified Stock Option for Stock Option Plan VI (15)

10.18	364-Day Credit Agreement by and among Cincinnati Financial Corporation and CFC Investment Company, as Borrowers, and Fifth Third Bank, as Lender (16)

11	Statement re: Computation of per share earnings for the three months and nine months ended September 30, 2005 and 2004, Page 42

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 — Chief Executive Officer, Page 43

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 — Chief Financial Officer, Page 44

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, Page 45

[1]	Incorporated by reference to the 1999 Annual Report on Form 10-K dated March 23, 2000.

[2]	Incorporated by reference to Exhibit 3(i) filed with the company’s Current Report on Form 8-K dated July 15, 2005.

[3]	Incorporated by reference to Registrant’s Definitive Proxy Statement dated March 2, 1992, Exhibit 2.

[4]	Incorporated by reference to the Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034.

[5]	Incorporated by reference to the Current Report on Form 8-K dated May 9, 2005, filed with respect to the completion of the company’s exchange offer and rescission offer for its 6.90% senior debentures due 2028.

[6]	Incorporated by reference to the 2004 Annual Report on Form 10-K dated March 11, 2005.

[7]	Incorporated by reference to the Current Report on Form 8-K dated November 1, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034.

[8]	Incorporated by reference to Registrant’s Definitive Proxy Statement dated March 21, 2005.

[9]	Incorporated by reference to Registrant’s Definitive Proxy Statement dated March 2, 1996.

[10]	Incorporated by reference to Registrant’s Definitive Proxy Statement dated March 1, 1999.

[11]	Incorporated by reference to Registrant’s Definitive Proxy Statement dated March 8, 2002.

[12]	Incorporated by reference to Registration Statement on Form S-4 filed March 21, 2005 (File No. 333-123471).

[13]	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated July 15, 2005.

[14]	Incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated July 15, 2005.

[15]	Incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated July 15, 2005.

[16]	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated May 31, 2005.

Cincinnati Financial Corporation
40	Form 10-Q for the quarter ended September 30, 2005

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: November 2, 2005

/s/ Kenneth W. Stecher
Kenneth W. Stecher
Chief Financial Officer and Senior Vice President, Secretary, Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2005	41