Form 10-K
period 2005-12-31
CINCINNATI FINANCIAL CORP
filed 2006-03-10
CIK 20286

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                                         to                                         .
Commission file number 0-4604
Cincinnati Financial Corporation
(Exact name of registrant as specified in its charter)

Ohio (State of incorporation)	31-0746871 (I.R.S. Employer Identification No.)
6200 S. Gilmore Road
Fairfield, Ohio 45014-5141
(Address of principal executive offices) (Zip Code)
(513) 870-2000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
$2.00 par, common stock
(Title of Class)
6.125% Senior Notes due 2034
(Title of Class)
6.9% Senior Debentures due 2028
(Title of Class)
6.92% Senior Debentures due 2028
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one): Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of voting stock held by nonaffiliates of the Registrant was $6,181,583,530 as of June 30, 2005. As of February 28, 2006, there were 174,106,280 shares of common stock outstanding.
Document Incorporated by Reference
Portions of the definitive Proxy Statement for Cincinnati Financial Corporation’s Annual Meeting of Shareholders to be held on May 6, 2006, are incorporated by reference into Parts II and III of this Form 10-K.

Part I
Item 1. Business
Cincinnati Financial Corporation – Introduction
We are an Ohio corporation formed in 1968. Through our subsidiaries, we have been in business since 1950, marketing commercial, personal and life insurance through independent insurance agencies to businesses and individuals. Our headquarters is in Fairfield, Ohio. At year-end 2005, we had 3,983 associates, with approximately 2,800 headquarters associates providing support to approximately 1,150 field associates.
Cincinnati Financial Corporation (CFC) owns 100 percent of three subsidiaries: The Cincinnati Insurance Company, CFC Investment Company and CinFin Capital Management Company. The Cincinnati Insurance Company owns 100 percent of our three smaller insurance subsidiaries: The Cincinnati Casualty Company, The Cincinnati Indemnity Company and The Cincinnati Life Insurance Company.
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
Our filings with the Securities and Exchange Commission (SEC) are available, free of charge, on our Web site, www.cinfin.com, as soon as possible after they have been filed with the SEC. These filings include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In the following pages we reference various Web sites. These Web sites, including our own, are not incorporated by reference in this Annual Report on Form 10-K.
Periodically, we refer to estimated industry data so that we can give information about our performance versus the overall insurance industry. Unless otherwise noted, the industry data is prepared by A.M. Best Co., a leading insurance industry statistical, analytical and financial strength rating organization. Information from A.M. Best is presented on a statutory basis. When we provide our results on a comparable statutory basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP) .
Our Business and Our Strategy
Introduction
Our company was founded more than 50 years ago by independent agents to support the ability of local independent property casualty insurance agents to deliver quality financial protection to people and businesses in their communities. Today, we operate much the same way, actively marketing commercial insurance policies in 32 states through a select group of independent insurance agencies. We actively market all of our personal lines insurance policies in 22 of those states. We seek to become the life insurance carrier of choice for the agencies that market our property casualty insurance products and offer other financial services to help agents and their clients – the policyholders.
Our company distinguishes itself in three ways:
•	We cultivate relationships with the independent insurance agents who market our policies and we make our decisions at the local level
•	We achieve claims excellence, covering the spectrum from our response to reported claims to our approach to establishing reserves for not-yet-paid claims
•	We invest for long-term total return, using available cash flow to purchase equity securities after covering insurance liabilities by purchasing fixed-maturity securities
Cultivating Relationships with Independent Insurance Agents
The U.S. property casualty insurance industry is a highly competitive marketplace with approximately 3,100 stock and mutual companies operating independently or in groups. No single company or group dominates across all product lines and states. Insurance companies (carriers) can market a broad array of products nationally or:
•	choose to sell a limited product line or only one type of insurance (monoline carrier)
•	target a certain segment of the market (for example, personal insurance)

2005 10-K Page 1

•	focus on one or more states or regions (regional carrier)
Property casualty insurers generally market their products through one or more distribution channels:
•	independent agents, who represent multiple carriers,
•	captive agents, who represent one carrier exclusively, or
•	direct marketing through the mail or Internet
Some carriers use more than one channel. For the most part, we compete with insurance companies that market through independent insurance agents.
Independent Agency Distribution System
We are committed to the independent agency distribution system, offering a broad array of commercial, personal and life insurance products through this channel. We recognize that locally based independent agencies have relationships in their communities that can lead to policyholder satisfaction, loyalty and profitable business. Our field associates provide service and accountability to the agencies, living in the communities they serve and working from offices in their homes, providing 24/7 availability to our agents.
At year-end 2005, our 1,024 agency relationships had 1,253 reporting agency locations marketing our insurance products. An increasing number of agencies have multiple, separately identifiable locations, reflecting their growth and consolidation of ownership within the independent agency marketplace. We believe “reporting agency locations,” a new measure for our company, accurately describes our agents’ scope of business and our presence within our 32 active states. At year-end 2004, we had 986 agency relationships with 1,213 reporting agency locations. At year-end 2003, we had 957 agency relationships with 1,185 reporting agency locations. In addition to providing data on reporting agency locations, we continue to give agency relationships metrics, such as our penetration within each agency relationship.
Property Casualty Agency Earned Premiums by State
In our 10 highest volume states, 853 reporting agency locations wrote 71.1 percent of our 2005 total property casualty agency earned premium volume. Agency earned premiums are premiums before reinsurance.

(Dollars in millions)	Earned	Percent		Reporting	Avg premium
	premium	of total	Change %	agency locations	per location

Year ended December 31, 2005
Ohio	$737	23.1%	2.2	224	$3.3
Illinois	299	9.4	1.7	112	2.7
Indiana	238	7.4	0.9	99	2.4
Pennsylvania	192	6.0	8.0	63	3.0
Michigan	173	5.4	(1.2)	88	2.0
Georgia	141	4.4	9.5	59	2.4
Virginia	134	4.2	4.8	53	2.5
North Carolina	130	4.1	10.7	68	1.9
Wisconsin	125	3.9	6.4	49	2.6
Kentucky	102	3.2	5.0	38	2.7
All other states	923	28.9	8.9	400	2.3

Total	$3,194	100.0%	5.1	1,253	2.5

Year ended December 31, 2004
Ohio	$722	23.7%	7.1	224	$3.2
Illinois	294	9.7	7.7	113	2.6
Indiana	235	7.7	5.5	96	2.5
Pennsylvania	177	5.8	14.8	63	2.8
Michigan	175	5.8	12.2	83	2.1
Georgia	129	4.2	10.1	56	2.3
Virginia	127	4.2	12.8	51	2.5
Wisconsin	118	3.9	10.4	49	2.4
North Carolina	117	3.9	15.8	66	1.8
Kentucky	97	3.2	10.3	35	2.8
All other states	849	27.9	14.9	377	2.2

Total	$3,040	100.0%	10.8	1,213	2.5

In 2004, the most recent period for which data is available, Cincinnati Insurance was the No. 1 or No. 2 carrier in 74 percent of the reporting agency locations that have represented us for more than five years. The independent agencies that we choose to market our products share our philosophies. They do business person to person; offer broad, value-added services; maintain sound balance sheets and manage their agencies professionally. On average, we have a 17.3 percent share of the property casualty insurance in our

2005 10-K Page 2

reporting agency locations. Our share is 24.3 percent in reporting agency locations that have represented us for more than 10 years; 11.5 percent in agencies that have represented us for five to 10 years; 5.1 percent in agencies that have represented us for one to five years; and less than 1 percent in agencies that have represented us for less than one year.
Over the next decade, industry analysts predict successful agencies will have opportunities to increase their size on average almost three-fold. Agencies are expected to continue to pursue consolidation opportunities, buying or merging with other agencies to create stronger organizations and expand service. In addition to the growing networks of agency locations owned by banks and brokers, other agencies are addressing the consolidation by forming voluntary associations. These associations, or “clusters,” share back office and other functions to enhance economies, while maintaining their individual ownership structures.
No single agency relationship accounted for more than 1.1 percent of our total agency earned premiums in 2005. Some of our agency relationships are with individual offices of bank- or broker-owned organizations. Our relationships are with each office separately, however, no bank- or broker-owned organization, in aggregate, accounted for more than 2.0 percent of our total agency earned premiums in 2005.
Strengthening Our Agency Relationships
We follow a number of strategies to strengthen our relationships with the independent property casualty insurance agencies that represent us:
Risk-specific Underwriting
We seek to be a consistent, predictable and reasonable carrier that agencies can rely on to serve their clients. Our field and headquarters underwriters make risk-specific decisions about both new business and renewals. On a case-by-case basis, we select risks we can cover on acceptable terms and at adequate prices rather than underwriting solely by geographic location or business class.
For new commercial lines business, this case-by-case underwriting and pricing is coordinated by the local field marketing representatives. Our agents and our field marketing, loss control, bond and machinery and equipment representatives know the people and businesses in their communities and can make informed decisions about each risk. These field marketing representatives also are responsible for selecting new independent agencies, coordinating field teams of specialized company representatives and promoting all of the company’s products within the agencies they serve. Commercial lines policy renewals are managed by headquarters underwriters who are assigned to specific agencies and consult with local field staff, as needed.
We apply our risk-specific underwriting philosophy to personal lines new and renewal business in a different process. Each agency brings us personal lines business from within the geographic territory that it serves using its knowledge of the risks in those communities. New and renewal business activities are supported by headquarters associates assigned to individual agencies.
Competitive Insurance Products
We are committed to offering the products and services local agents need to serve their clients – the policyholders. Our commercial lines products are structured to allow flexible combinations of coverages in a single package with a single expiration date. Our intent is to write personal auto and homeowners coverages in personal lines packages that may also include personal umbrella and other coverages. The package approach brings policyholders convenience, discounts and a reduced risk of coverage gaps or disputes. At the same time, it increases account retention and saves time and expense for the agency and our company.
Our commercial lines packages are typically offered on a three-year policy term for most insurance coverages, a key competitive advantage. Although we offer three-year policy terms, premiums for some coverages within those policies are adjustable at anniversary for the subsequent annual period, and policies may be cancelled at any time at the discretion of the policyholder. Contract terms often provide that rates for property, general liability, inland marine and crime coverages, as well as policy terms and conditions, are fixed for the term of the policy. The general liability exposure basis may be audited annually. Commercial auto, workers compensation, professional liability and most umbrella liability coverages within multi-year packages are rated at each of the policy’s annual anniversaries for the next one-year period. The annual pricing could incorporate rate changes approved by state insurance regulatory authorities between the date the policy was written and its annual anniversary date, as well as changes in risk exposures and premium credits or debits relating to loss experience, competition and other underwriting judgment factors. We estimate that approximately 75 percent of 2005 commercial premiums were subject to annual rating or were written on a one-year policy term.
In our experience, multi-year packages are somewhat less price sensitive for the quality-conscious insurance buyers who we believe are typical clients of our independent agents. Customized insurance programs on a three-year term complement the long-term relationships these policyholders typically have with their agents and with the company. By reducing annual administrative efforts, multi-year policies lower expenses for our company and for our agents. The commitment we make to policyholders encourages long-term relationships and reduces their need to annually re-evaluate their insurance carrier or agency. We believe that the

2005 10-K Page 3

advantages of three-year policies in terms of policyholder convenience, account retention and reduced administrative costs outweigh the potential disadvantage of these policies, even in periods of rising rates.
Technology Solutions
We seek to continuously improve service to and communication with our agencies through an expanding portfolio of software:
•	Web-based quoting and policy processing systems that allow our agencies and our field and headquarters associates to collaborate more efficiently on new and renewal business and that give our agencies choice and control
•	Systems that automate our internal processes so our associates can spend more time serving agents and policyholders
Agencies access our quoting and policy processing systems via CinciLink®, our secure agency-only Web site. CinciLink also provides other content that makes it easier to do business with us, such as online policy loss information, software updates, online courses on the company’s products and services and electronic coverage forms libraries.
We also are giving independent agents enhanced access to Cincinnati’s systems and client data quickly and easily through their agency systems. We recognize the investment agencies have made in agency management systems. In 2005, we gave agents access to CinciLink directly from their agency systems by leveraging industry leading integration products, TransactNOW® and Transformation Station®. In 2006, we plan to advance our usage of these products. For commercial lines, we will enable upload of select client data from the leading agency systems to our new commercial lines pricing and policy systems. For personal lines, agencies will be able to access Diamond billing information and policy detail directly from their agency systems.
Three commercial lines and one personal lines system form the core of our quoting and policy processing systems:
•	WinCPP® is an online commercial lines rate quoting system for businessowners, commercial package, commercial auto and workers compensation policies. WinCPP is available in all 32 states and used by all of our reporting agency locations. During 2006, we will add data sharing capabilities with agency systems and roll out quoting for small specialty programs for metalworkers, professional artisan contractors and garage owners. (A businessowners policy combines property, liability and business interruption coverages for small businesses.)
•	e-CLAS™ is a commercial lines policy processing system. e-CLAS will make it easier and more efficient for our agencies to issue and administer our commercial lines policies. In 2005, we introduced e-CLAS to all of our agencies in Ohio to process new and renewal businessowners policies.
Our primary long-term technology objectives are to:
o	complete development of e-CLAS for all of our commercial lines of business and

o	roll out the system to agencies in all of the states in which we do business
During 2006, we expect to roll out businessowners policy processing to four additional states and provide dentists package policy processing in all five e-CLAS states. We also will begin developing commercial auto and commercial package policy processing capabilities.
•	CinciBond™ is an automated system to process license and permit surety bonds. CinciBond enables agents to issue and print bonds at their offices. CinciBond was delivered to all Ohio agencies and initial groups of Indiana and Illinois agencies in 2005. During 2006, we will continue to deploy CinciBond in Indiana and Illinois.
•	Diamond is a real-time personal lines policy processing system, supporting all six of our personal lines of business and allowing once and done processing. After its introduction in Kansas in 2002, we began full deployment of Diamond in 2004. At year-end, Diamond was in use in agencies representing approximately 70 percent of our 2005 personal lines premium volume, including those in Alabama, Florida, Kansas, Illinois, Indiana, Michigan and Ohio. In 2005, $417 million of our $786 million of personal lines written premium was issued through Diamond. During 2005, we improved the system’s stability and speed and made additional enhancements requested by our agencies. Training for agents in six states that represent another 21.5 percent of our premium volume is scheduled for 2006. Agents in Georgia, Kentucky and Wisconsin began using Diamond in early 2006 with Minnesota, Missouri and Tennessee roll-outs planned for later in the year.
Two systems that automate our internal processes so our associates can spend more time serving agents and policyholders are accessed through CFCNet®, our secure intranet:
•	CMS™ is a claims file management system. CMS, initially deployed in late 2003, allows simultaneous access to claim files by headquarters and field claims associates. Field and headquarters claims associates use CMS to process all reported claims in a virtual claim file. We continue to refine the system

2005 10-K Page 4

to add capabilities to make our associates more effective. Agent access to selected information is planned for 2006.
•	i-View™ is a commercial lines policy imaging and workflow system. This system’s online policy viewing capability should speed the delivery and booking of policies as well as help expedite the claims process. We began rolling out i-View in 2004 and it was in use by approximately 50 percent of commercial lines underwriting teams at year-end 2005. Enhancements and infrastructure updates were completed in late 2005. Roll-out to the remaining teams began in January 2006 and we expect it will be completed during 2006.
Life Insurance Offerings Diversify Revenues and Earnings
We support the independent agencies affiliated with our property casualty operations in their programs to sell life insurance. The products offered by our life insurance subsidiary round out and protect accounts and improve account persistency. At the same time, the life operation looks to increase diversification of revenue and profitability sources for both the agency and our company.
Our property casualty agencies make up the main distribution system for our life insurance products. We also develop life business from other independent life insurance agencies. We are careful to solicit business from these other agencies in a manner that does not conflict with or compete with the marketing and sales efforts of our property casualty agencies. We emphasize up-to-date products, responsive underwriting and high quality service as well as competitive commissions.
Superior Financial Strength Ratings
In addition to the ratings of our parent company senior debt, our property casualty and life operations are awarded insurer financial strength ratings. Insurer financial strength ratings assess an insurer’s ability to meet its financial obligations to policyholders and do not necessarily address matters that may be important to shareholders. As of March 3, 2006, our financial strength ratings were:

Property Casualty
Parent Company	Insurance	Life Insurance
Senior Debt	Subsidiaries	Subsidiary

Financial Strength Ratings:
A. M. Best Co.	aa-	A++	A+
Fitch Ratings	A+	AA	AA
Moody’s Investors Services	A2	Aa3	—
Standard & Poor’s Ratings Services	A	AA-	AA-

Property Casualty Statutory Ratings:
Risk-Based Capital (RBC)	$4,254
Authorized control level risk-based capital	635
Property casualty statutory surplus	4,194
Property casualty written premium-surplus ratio	0.7	x

Life Statutory Ratings:
Risk-Based Capital (RBC)	$511
Authorized control level risk-based capital	52
Life statutory surplus	451
Life statutory risk-based adjusted surplus-liabilities ratio	37.3%
We believe that our superior insurer financial strength ratings are clear, competitive advantages in the segment of the insurance marketplace that our agents serve. Our financial strength supports the consistent, predictable performance that our policyholders, agents, associates and shareholders have always expected and received, and it must be able to withstand significant challenges. The most important way we seek to ensure that we remain consistent and predictable is to align agents’ interests with those of the company, giving agents outstanding service and compensation to earn their best business.
•	A.M. Best – In June 2005, A.M. Best affirmed its top A++ (Superior) financial strength ratings and stable outlook for our property casualty subsidiaries. Less than 2 percent of the 1,064 insurer groups A.M. Best reviews annually qualify for the A++ rating.
A.M. Best cited our superior risk-based capitalization, successful business position developed through building a network of independent agents, very strong financial flexibility and liquidity, excellent interest coverage measures and modest financial leverage. A.M. Best said its ratings take into account our high common stock leverage, elevated investment concentration and somewhat geographically concentrated market profile. A.M. Best stated that it expects the property casualty group’s overall operating results and

2005 10-K Page 5

capitalization will remain strong in the near term due to our focused underwriting strategy, strong agency relations and consistently sound loss reserving practices.
Also in June 2005, A.M. Best affirmed its A+ (Superior) rating for The Cincinnati Life Insurance Company. A.M. Best cited our life insurance subsidiary’s strategic position within Cincinnati Financial Corporation, our continuing focus on growth with a broad portfolio of life insurance products, expanding geographical presence, emphasis on full-time life insurance specialists, consistently positive statutory operating performance and adequate level of capitalization to manage our risks. A.M. Best said its rating considered the life subsidiary’s significant exposure to common stocks, lower operating profitability due to losses from accident and health business and the effect on surplus of acquisition costs related to writing increased amounts of new business.
•	Fitch Ratings – In August 2005, Fitch affirmed its AA (Very Strong) insurer financial strength ratings and stable outlook for our property casualty subsidiaries and life insurance subsidiary. Fitch cited the strong financial condition of our operating subsidiaries, excellent financial flexibility, successful total return investment strategy and competitive advantage derived from long-term relationships with independent agents who distribute our products.
Fitch said its ratings consider the property casualty group’s significant investment concentration in a small number of common stocks, geographic concentration that contributes to sizable catastrophe exposure and regulatory concentration and underperforming homeowner line of business. Fitch stated that it expects that financial leverage will remain at or near its current level over the intermediate term.
•	Moody’s Investors Service – Following our announcement of third-quarter 2005 results, Moody’s commented that the company’s strong balance sheet and conservative financial and operating leverage metrics continue to support the property casualty subsidiaries’ Aa3 ratings. Moody’s said that its ratings took into account the increased volatility risk to capital and surplus presented by our equity exposure, along with its potential liabilities.
Moody’s noted that the company was on track to achieve growth and profitability targets in line with Moody’s expectations for the current ratings. Moody’s said it expects the company will maintain our commercial pricing discipline along with our commitment to agency relationships, an integral filter in the underwriting process. Further, Moody’s expects full deployment of our policy processing system will simplify the process to introduce rate and product changes within our personal lines market.
•	Standard & Poor’s Ratings Services – In October 2005, Standard & Poor’s issued a corporate ratings report with the rationale for its AA- (Very Strong) ratings of the property casualty subsidiaries and its negative outlook. Standard & Poor’s based the ratings, affirmed in September 2004, on the group’s strong competitive position afforded by its extremely loyal and productive independent agency force, high business persistency, extremely strong capitalization and high degree of financial flexibility. Standard & Poor’s said its outlook took into account the company’s underperformance in our homeowner business; very aggressive investment strategies; slow, deliberate response to changing markets, and volatility related to geographic concentration.
Standard & Poor’s stated that it expects that the company should continue to perform well in its largest business segment, commercial lines, while lagging peers in personal lines profitability over the near term. Although progress could be tempered by slower growth, the sizeable equity position, adverse regulatory or judicial decisions or catastrophes, Standard & Poor’s said, it expects capitalization and growth will remain extremely strong and growth will be solid as new agency appointments and territory subdivisions partially offset possible weakening in industry pricing.
A December 2005 corporate ratings report gave the rationale for Standard & Poor’s AA- (Very Strong) rating of The Cincinnati Life Insurance Company. Standard & Poor’s based the rating, affirmed in September 2004, on the life subsidiary’s strategic position within our group of companies, an extraordinarily superior capital position, extremely strong liquidity and the strength of its marketing position among independent agents. Standard & Poor’s said its rating considered the modest but growing penetration of our property casualty customer base, a narrow but growing product line and asset/liability management in the early stage of development. Standard & Poor’s outlook included expectations for premium growth of 9 percent, continued broadening of our product portfolio, improved asset/liability management, continued extremely strong capital and liquidity, as well as improved benchmarks for tracking penetration of the property casualty customer base.
While the potential for volatility exists due to our catastrophe exposures, investment philosophy and bias toward incremental change, the ratings agencies consistently have asserted that we have built appropriate financial strength and flexibility to manage that volatility. We remain committed to strategies that emphasize long-term stability over short-term benefits that might accrue by quick reaction to changes in market conditions.
For example, through all market and economic cycles we maintain strong insurance company statutory surplus, a solid reinsurance program, sound reserving practices and low interest rate risk, as well as low debt and

2005 10-K Page 6

strong capital at the parent-company level. Investments at the parent company give us flexibility to support our capitalization policies for the subsidiaries, improve the ability of the insurance companies to write additional premiums and maintain high insurer financial strength ratings.
In 2004, we transferred approximately 32 million shares of our Fifth Third Bancorp (Nasdaq: FITB) common stock holding to the insurance subsidiary from the parent company to reduce parent company investment assets. The transfer raised our property casualty statutory surplus and reduced our ratio of net written premiums to statutory surplus. This ratio is a common measure of operating leverage used in the property casualty industry. It serves as an indicator of the company’s premium growth capacity. The estimated property casualty industry net written premium to statutory surplus ratio was 1.0 percent, 1.1 percent and 1.2 percent in 2005, 2004 and 2003, respectively. We do not intend to leverage our lower ratio following the asset transfer by accelerating growth or strengthening loss reserves. Rather, the transfer allowed us to retain the financial flexibility that continues to support our high insurer financial strength ratings.
Cincinnati Life’s statutory adjusted risk-based surplus increased 4.1 percent to $511 million at December 31, 2005, from $491 million a year earlier. Statutory adjusted risk-based surplus as a percentage of liabilities, a key measure of life insurance company capital strength, was 37.3 percent at year-end 2005 compared with an estimated industry average ratio of 10.4 percent. The higher the ratio, the stronger an insurer’s security for policyholders and its capacity to support business growth.
At year-end 2005 and 2004, the risk-based capital (RBC) for our property casualty and life operations was exceptionally strong and well above levels that would have required regulatory action.
Programs, Products and Services to Support Agency Growth
We continue to expand the services we provide that support agency opportunities. Accessible field representatives are the first layer of support. Headquarters associates also provide agencies with underwriting, accounting and technology assistance and training. Company executives, headquarters underwriters and special teams regularly travel to visit agencies. Agents have opportunities for direct, personal conversations with our senior management team, and headquarters associates have opportunities to refresh their knowledge of marketplace conditions and field activities.
The field marketing representatives are joined by field claims, loss control, machinery and equipment, bond, premium audit, life insurance and leasing specialists. For example, our field engineering and loss control representatives perform inspections and recommend specific actions to improve the safety of the policyholder’s operations and the quality of the agent’s insurance account.
We complement the property casualty operations by providing products and services that help attract and retain high-quality independent insurance agencies. CFC Investment Company offers equipment and vehicle leases and loans for independent insurance agencies, their commercial clients and other businesses. It also provides commercial real estate loans to help agencies operate and expand their businesses. CinFin Capital Management markets asset management services to agencies and their clients, as well as other institutions, corporations and high net worth individuals.
When we appoint agencies, we look for organizations with knowledgeable, professional staffs. In turn, we make an exceptionally strong commitment to assist them in keeping their knowledge up to date and educating new people they bring on board as they grow. Numerous activities at our headquarters, in regional and agency locations and online fulfill this commitment:
•	At our headquarters, we conduct roundtables for agency principals, as well as our regular schedule of commercial lines, personal lines and life insurance agent schools and seminars. These generally focus on Cincinnati product and underwriting information and sales tips. In addition to schools for agents, we have opened seats for agents in our structured classroom training for new underwriting associates. Agency staff may return to their agencies after the class or stay and become fully grounded in Cincinnati philosophy by serving as an associate for a few years before returning to the agency.
•	Associates travel to regional and agency locations to instruct classes and provide a variety of educational support services. Teams conduct personal lines customer service representative training and marketing seminars to promote cross-serving and sales of bonds, leasing services, life worksite marketing, inland marine coverages and our program for dentists. Other teams help agencies learn to use our new systems or get the most from their own agency management systems. Cincinnati associates even co-host client seminars with our agencies on the benefits of worksite marketing or risk management and risk transfer techniques, with customized programs that address liability issues specific to contractor or dentist audiences.
•	We now bring courses to agency desktops, where at any time agency staff can access the Agency Learning Center through CinciLink, our secure agency-only Web site. The Learning Center offers convenient, online courses and Web conferences, including Cincinnati product information, Microsoft® Office topics and general business subjects. Our new producer and customer service representative curricula guide students through a progression of online courses and classroom instruction.

2005 10-K Page 7

Except travel-related expenses for courses held at our headquarters, most programs are offered at no cost to our agencies. While that approach may be extraordinary in our industry today, the result is quality service for our policyholders and increased success for our independent agencies.
Third-party Measures of Satisfaction and Performance
The National Association of Insurance Commissioners’ Online Consumer Information Source (www.naic.org) measured our complaint ratio at a very low 0.25 versus the national median score of 1.00 for all property coverages in 2004, the most recent year for which data is available. NAIC members head the state departments of insurance that regulate insurance.
The Professional Insurance Agents Association of Ohio surveyed its members in 2005 on satisfaction with their insurance companies. We scored higher than any other insurer in the categories of claims handling, commercial lines competitiveness and agency compensation. Offsetting these top scores and other strong scores in personal lines policy service, company management and field marketing support, were scores lower than all other insurers in both the homeowner competitiveness and the personal auto competitiveness categories. As discussed in Item 7, Personal Lines Insurance Results of Operations, Page 47, we are taking steps to restore a competitive position in personal lines.
In a 2005 study, Ward Group named Cincinnati Insurance to its annual top 50 lists of property casualty and life/health insurers in America. Insurers and groups qualify based on financial safety, consistency and performance over a five-year period. Cincinnati is one of only eight property casualty insurers that have qualified for the list in each of its 15 years and one of only 10 property casualty insurers whose life insurance affiliates also qualified.
Growing with Our Agencies
One of our primary objectives is to increase our written premiums more rapidly than the industry. We believe our agencies are growing more rapidly than the industry, and we seek to maintain or increase our penetration within each agency as it grows.
Further improving service through the creation of smaller marketing territories that permit our local field marketing representatives to devote more time to each agency relationship should help us maintain or increase our penetration within each agency. At year-end 2005, we had 100 field marketing territories, up from 92 at the end of 2004 and 87 at the end of 2003. A new Delaware/Maryland territory represented both the subdivision of our existing Maryland territory and our entry into Delaware, our first new state since 2000. While we continually study the regulatory and competitive environment in states where we could decide to actively market our property casualty products, we have not announced plans to enter any of those states in the near future.
Another way we seek to increase overall premiums is to selectively appoint new agency relationships within our current marketing territories. In 2004, we set an objective to establish approximately 50 new agency relationships each year. In 2005, we established 41 new agency relationships, and in 2004, we established 50 new relationships. These new appointments and other changes in agency structures led to a net increase in reporting agency locations of 40 in 2005 and 22 in 2004. We are very careful to protect the franchise for current agencies when selecting and appointing new agencies.
Achieving Claims Excellence
Our claims philosophy reflects our belief that we will prosper as a company by responding to claims person to person, paying covered claims promptly, preventing false claims from unfairly adding to overall premiums and building financial strength to meet future obligations. We also believe that our company should have the financial strength to pay claims while also creating value for shareholders, leading to our emphasis on the establishment of adequate claims reserves.
Superior Claims Service
Our 751 locally based field claims representatives work from their homes, assigned to specific agencies. They respond personally to policyholders and claimants, typically within 24 hours of receiving an agency’s claim report. We believe the person-to-person approach, together with the resulting high level of service that field claims representatives, familiar with an agency and its policyholders, can provide, gives us a competitive advantage. We also help our agencies provide prompt service to policyholders by giving agencies authority to immediately pay most first-party claims up to $2,500.
Catastrophe Response Teams are comprised of volunteers from our experienced field claims staff. As hurricanes threaten, these associates travel to strategic locations near the expected impact area. This puts them in position to quickly get to the affected area, set up temporary offices and start calling on policyholders. Cincinnati takes pride in giving our field personnel the tools and authority they need to do their jobs. In times of widespread loss, our field claims representatives confidently and quickly resolve claims, often writing checks for damages on the same day they inspect the loss. Our Claims Management System introduced new efficiencies that are especially evident during catastrophes. Electronic claim files allow for fast initial contact of

2005 10-K Page 8

policyholders and easy sharing of information between rotating storm teams, headquarters and local field claims representatives.
Cincinnati’s claims associates work hard to control costs where appropriate. We have several relationships with vendors that offer our insureds and claimants preferred rates. However, our biggest cost control program is our field claims representatives. Field claims representatives are educated continuously on new techniques and repair trends. These representatives have experience with area body shops, which helps them negotiate the right price with any facility the policyholder chooses.
We staff a Special Investigations Unit (SIU) with former law enforcement and claims professionals who are available to gather facts to help determine the fair amount to pay under a claim. While we believe it’s our job to pay all that is due under each policy, we also want to prevent false claims from unfairly increasing overall premiums. Our SIU also operates a computer forensic lab, using sophisticated software to recover data and mitigating the cost of computer-related claims for business interruption and loss of records.
Loss and Loss Expense Reserves
When claims are made by or against policyholders, any amounts that our property casualty operations pay or expect to pay for covered claims are termed losses. The costs we incur in investigating, resolving and processing these claims are termed loss expenses. Our consolidated financial statements include property casualty loss and loss expense reserves that estimate the costs of not-yet-paid claims incurred through December 31 of each year. The reserves include estimates for claims that have been reported to us plus our estimates for claims that have been incurred but not yet reported, along with our estimate for loss expenses associated with processing and settling those claims. We develop the various estimates based on individual claim evaluations and statistical projections. We reduce the loss reserves by an estimate for the amount of salvage and subrogation we expect to recover. For at least the past 10 years, our annual review of our estimates has led to savings from favorable development of loss reserves from prior accident years.
We encourage you to review several sections of the Management’s Discussion and Analysis where we discuss our loss reserves in greater depth. In Item 7, Critical Accounting Estimates, Property Casualty Loss and Loss Expense Reserves, Page 35, we discuss our process for analyzing potential losses and establishing reserves. In Item 7, Property Casualty Insurance Reserves, Page 61, we review reserve levels, including 10-year development of our property casualty loss reserves.
Investing for Long-term Total-return
While we seek to generate an underwriting profit in our insurance operations, our investments historically have provided our primary source of net income and contributed to our financial strength, driving long-term growth in shareholders’ equity and book value.
Under the direction of the investment committee of the board of directors, our portfolio managers seek to balance current investment income opportunities and long-term appreciation so that current cash flows can be compounded to achieve above-average long-term total return. We invest some portion of cash flow in tax-advantaged fixed-maturity and equity securities to maximize after-tax earnings. With premiums generally received before claims are made under the policies purchased with those premiums, particularly for business lines such as workers compensation, we have substantial cash flow available for investment.
Insurance regulatory and statutory requirements established to protect policyholders from investment risk have always influenced our investment decisions on an individual insurance company basis. After covering both our intermediate and long-range insurance obligations with fixed-maturity investments, we historically used available cash flow to invest in equity securities. Investment in equity securities has played an important role in achieving our portfolio objectives and has contributed to net unrealized investment gains of $5.067 billion at year-end 2005. We remain committed to our long-term equity focus, which we believe is key to our company’s long-term growth and stability.
Our segments
Consolidated financial results primarily reflect the results of our four reporting segments. These segments are defined based on financial information we use to evaluate performance and to determine the allocation of assets.
•	Commercial lines property casualty insurance
•	Personal lines property casualty insurance
•	Life insurance
•	Investments
We also frequently evaluate results for our consolidated property casualty operations, which is the total of our commercial lines and personal lines segments. Our consolidated property casualty operations generated 80.8 percent of our revenues in 2005. Revenues, income before income taxes, and identifiable assets for each

2005 10-K Page 9

segment are shown in a table in Item 8, Note 17 to the Consolidated Financial Statements, Page 98. Some of that information also is discussed in this section of this report, where we explain the business operations of each segment. The financial performance of each segment is discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which begins on Page 31.
Commercial Lines Property Casualty Insurance Segment
The commercial lines property casualty insurance segment contributed $2.254 billion in net earned premiums to total revenues and $285 million to income before income taxes in 2005. Commercial lines net earned premiums grew 6.0 percent in 2005, 11.4 percent in 2004 and 10.8 percent in 2003.
Four business lines – commercial multi-peril, workers compensation, commercial auto and other liability – accounted for 89.7 percent of our commercial lines earned premiums.
•	Commercial multi-peril coverage is a combination of property and liability coverages. Property insurance covers damages such as those caused by fire, wind, hail, water, theft, vandalism and business interruption resulting from a covered loss. Liability coverage insures businesses against third-party liability from accidents occurring on their premises or arising out of their operations, such as injuries sustained from products sold.
•	Workers compensation coverages protect employers against specified benefits payable under state or federal law for workplace injuries to employees. In some of our active states, including Ohio, workers compensation coverage is a state monopoly, provided solely by the state instead of by private insurers.
•	Commercial auto coverages protect businesses against liability to others for both bodily injury and property damage, medical payments to insureds and occupants of their vehicles, physical damage to an insured’s own vehicle from collision and various other perils, and damages caused by uninsured motorists.
•	Other liability coverages include commercial umbrella, commercial general liability and most executive risk policies, which cover liability exposures including bodily injury, directors and officers and employment practices, property damage arising from products sold and general business operations.
The remainder of our commercial lines earned premiums derives from a variety of other types of insurance products that we offer to businesses, including fire and allied lines commercial property policies, inland marine policies, fiduciary and surety bonds and machinery and equipment policies.
We market our full portfolio of commercial insurance products in 1,245 of our reporting agency locations and all 32 states where we actively market property casualty insurance. There are eight reporting agency locations that market only our surety bond products. Our emphasis is on products that agents can market to small- to mid-size businesses in their communities.
In 2005, our 10 highest volume commercial lines states generated 68.8 percent of our agency earned premium compared with 70.0 percent in the prior year. Agency earned premiums in the 10 highest volume states rose 5.2 percent in 2005 and 10.4 percent in 2004. Agency earned premiums in the remaining 22 states rose 10.5 percent in 2005 and 16.2 percent in 2004. Agency earned premiums are premiums before reinsurance.

2005 10-K Page 10

Commercial Lines Agency Earned Premiums by State

(Dollars in millions)	Earned	Percent		Reporting	Avg premium
	premium	of total	Change %	agency locations	per location

Year ended December 31, 2005
Ohio	$432	18.2%	4.0	224	$1.9
Illinois	241	10.1	2.8	112	2.1
Pennsylvania	174	7.3	7.9	63	2.8
Indiana	164	6.9	2.9	99	1.7
Michigan	130	5.5	0.2	88	1.5
North Carolina	125	5.3	11.1	68	1.8
Virginia	112	4.7	4.6	53	2.1
Wisconsin	98	4.1	8.7	49	2.0
Iowa	82	3.4	6.6	45	1.8
Georgia	79	3.3	13.6	59	1.3
All other states	739	31.2	10.5	393	1.9

Total	$2,376	100.0%	6.8	1,253	1.9

Year ended December 31, 2004
Ohio	$415	18.7%	8.1	224	$1.9
Illinois	234	10.5	7.7	113	2.1
Pennsylvania	162	7.3	14.4	63	2.6
Indiana	160	7.2	6.8	96	1.7
Michigan	130	5.8	11.3	83	1.6
North Carolina	112	5.0	15.9	66	1.7
Virginia	107	4.8	13.5	51	2.1
Wisconsin	90	4.1	11.1	49	1.8
Iowa	77	3.4	12.4	44	1.7
Tennessee	72	3.2	14.4	30	2.4
All other states	666	30.0	16.2	393	1.7

Total	$2,225	100.0%	12.0	1,212	1.8

Commercial Lines Insurance Marketplace
For commercial lines, our competition predominately consists of those companies that also distribute through independent agents. The independent agencies that market our commercial lines products typically represent four to 12 standard market insurance carriers, including both national and regional carriers, some of which may be mutual companies. Generally, we believe regional carriers offer us the greatest competition on small- and mid-size commercial accounts because they often are familiar with the local market and focus on differentiating themselves through personal relationships with agencies. Carriers with a national presence provide formidable competition on large commercial accounts and have increasingly targeted smaller commercial accounts, marketing a service-center approach that some agencies find efficient. In our experience, the level of competition varies state by state and region by region, regardless of the carriers represented within a specific agency.
Since late 2003, the softening commercial lines marketplace has been characterized by increased competition, particularly for quality new business. Generally, the level of competition has varied by market, by line of business and by size of account. In most markets where we compete, disciplined underwriting generally has remained the norm. We believe carriers are modifying prices rather than changing policy terms and conditions. Prior to Hurricanes Katrina, Rita and Wilma, we anticipated commercial lines insurance market trends in 2006 would reflect accelerated competition with pressure on pricing from the industry’s increasing surplus and improving profitability. We are uncertain what effect the hurricanes, and the related rise in the cost of reinsurance, may have on commercial lines pricing throughout 2006.
Personal Lines Property Casualty Insurance Segment
The personal lines property casualty insurance segment contributed $804 million in net earned premiums to total revenues and $45 million to income before income taxes in 2005. Personal lines net earned premiums grew 1.4 percent in 2005, 6.4 percent in 2004 and 11.2 percent in 2003.
The personal auto line of business accounted for 53.8 percent and the homeowner line of business accounted for 35.5 percent of personal lines net earned premium in 2005.
•	Personal auto coverages protect against liability to others for both bodily injury and property damage, medical payments to insureds and occupants of their vehicle, physical damage to an insured’s own vehicle from collision and various other perils, and damages caused by uninsured motorists. In addition, many

2005 10-K Page 11

states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage.
•	Homeowner coverages protect against losses to dwellings and contents from a wide variety of perils, as well as liability arising out of personal activities both on and off the covered premises. The company also offers coverage for condominium unit owners and renters.
The remainder of our personal lines earned premium was derived from a variety of other types of insurance products we offer to individuals such as dwelling fire, inland marine, personal umbrella liability and watercraft coverages.
We market both homeowner and personal auto insurance products through 773 of our 1,253 reporting agency locations in 22 of the 32 states in which we market commercial lines insurance. We market homeowner products through 22 locations in three additional states (Maryland, North Carolina and West Virginia.) The remaining 458 locations are in states where we either do not actively market these products or where we have determined, in conjunction with agency management, that our personal lines products are not appropriate for their agencies at this time.
In 2005, our 10 highest volume personal lines states generated 85.0 percent of our agency earned premium compared with 85.1 percent in the prior year. Agency earned premiums in the 10 highest volume states rose 0.3 percent in 2005 and 6.5 percent in 2004. Agency earned premiums in the remaining states rose 1.1 percent in 2005 and 12.9 percent in 2004. Agency earned premiums are premiums before reinsurance.
Personal Lines Agency Earned Premiums by State

(Dollars in millions)	Earned	Percent		Reporting	Avg premium
	premium	of total	Change %	agency locations	per location

Year ended December 31, 2005
Ohio	$305	37.4%	(0.3)	211	$1.4
Indiana	74	9.0	(3.1)	65	1.1
Illinois	59	7.2	(2.5)	78	0.8
Georgia	62	7.6	4.8	46	1.4
Michigan	43	5.2	(5.3)	66	0.6
Alabama	40	4.9	4.3	24	1.7
Kentucky	37	4.6	5.3	33	1.1
Wisconsin	27	3.3	(1.2)	30	0.9
Florida	26	3.2	6.9	10	2.6
Virginia	21	2.6	5.8	23	0.9
All other states	123	15.0	1.1	209	0.6

Total	$818	100.0%	0.4	795	1.0

Year ended December 31, 2004
Ohio	$306	37.6%	5.7	202	$1.5
Indiana	76	9.3	2.7	67	1.1
Illinois	61	7.4	7.7	80	0.8
Georgia	60	7.3	5.9	44	1.3
Michigan	45	5.5	14.9	60	0.8
Alabama	38	4.7	2.9	25	1.5
Kentucky	36	4.4	13.3	31	1.1
Wisconsin	28	3.4	8.2	30	0.9
Florida	25	3.0	4.7	10	2.5
Virginia	20	2.5	9.1	22	0.9
All other states	120	14.9	12.9	207	0.6

Total	$815	100.0%	7.4	778	1.0

Personal Lines Insurance Marketplace
In addition to carriers that market through independent agents, our personal lines competition also includes carriers that market through captive agents and direct writers, which our agencies’ clients may investigate independently. The independent agencies that market our personal lines products typically represent five to eight standard personal lines carriers.
In 2003, competition increased in the personal lines marketplace, driven by industrywide improvement in results and favorable frequency and severity trends. This followed several years of rising personal auto and homeowner rates and stricter enforcement of underwriting standards across the industry. The increased competition in the past several years also reflected implementation of tiered rating systems by a growing number of carriers. Carriers that have adopted these systems use multiple variables to segment the market, relying in part on credit-based information and offering a greater number of rate levels.

2005 10-K Page 12

We expect that competition in the personal auto and homeowners markets will continue to increase over the next 12 to 24 months. Despite the record level of industrywide catastrophe losses in 2005 and 2004, many personal lines carriers have reported strong operating results in the past two years and continue to have healthy capital to support business growth. We believe these carriers are focused on gaining market share through the introduction of new products and services, increased advertising expenditures and the use of tiered rating systems that may allow them to target higher quality risks with lower prices.
Life Insurance Segment
The life insurance segment contributed $106 million of net earned premiums and $7 million in income before income taxes in 2005. Life insurance segment profitability is discussed in detail in Item 7, Life Insurance Results of Operations, Page 52.
The overall mission of our company is supported by The Cincinnati Life Insurance Company. Cincinnati Life helps meet the needs of our agencies, including increasing and diversifying agency revenues. We primarily focus on life products that produce revenue growth through a steady stream of premium payments. By diversifying revenue and profitability for both the agency and our company, this strategy enhances the already strong relationship built by the combination of the property casualty and life companies.
Cincinnati Life seeks to become the life insurance carrier of choice for the independent agencies that work with our property casualty operations. We emphasize up-to-date products, responsive underwriting and high quality service as well as competitive commissions. At year-end 2005, approximately 80 percent of our 1,253 property casualty reporting agency locations offered Cincinnati Life’s products to their clients. We also develop life business from other independent life insurance agencies. We are careful to solicit business from these other agencies in a manner that does not conflict with or compete with the marketing and sales efforts of our property casualty agencies.
Business Lines
Four lines of business – term insurance, whole life insurance, universal life insurance and worksite products – account for approximately 86 percent of the life insurance segment’s revenues:
•	Term insurance – policies under which the benefit is payable only if the insured dies during a specified period of time or term; no benefit is payable if the insured survives to the end of the term. While premiums are fixed, they must be paid as scheduled. The proposed insured is evaluated using normal underwriting standards.
•	Whole life insurance – policies that provide life insurance for the entire lifetime of the insured; the death benefit is guaranteed never to decrease and premiums are guaranteed never to increase. While premiums are fixed, they must be paid as scheduled. These policies provide guaranteed cash values that are available to withdrawing policyholders. The proposed insured is evaluated using normal underwriting standards.
•	Universal life insurance – long-duration life insurance policies. Contract premiums are neither fixed nor guaranteed; however, the contract does specify a minimum interest crediting rate and a maximum cost of insurance charge and expense charge. Premiums are not fixed and may be varied by the contract owner. The cash values available to withdrawing policyholders are not guaranteed and depend on the amount and timing of actual premium payments and the amount of actual contract assessments. The proposed insured is evaluated using normal underwriting standards.
•	Worksite products – term insurance, whole life insurance, universal life and disability insurance offered to employees through their employer. Premiums are collected by the employer using payroll deduction. Polices are issued using a simplified underwriting approach and for smaller face amounts than similar, regularly underwritten policies. Worksite insurance products provide our property casualty agency force with excellent cross-serving opportunities for both commercial and personal accounts. Agents report that offering worksite marketing to employees of their commercial accounts provides a benefit to the employees at low cost to the employer. Worksite marketing also connects agents with new customers who may not have previously benefited from receiving the services of a professional independent insurance agent.
In addition, Cincinnati Life markets:
•	Disability income insurance — provides monthly benefits to offset the loss of income when the insured person is unable to work due to accident or illness.
•	Deferred annuities — provide regular income payments that commence after the end of a specified period or when the annuitant attains a specified age. During the deferral period, any payments made under the contract accumulate at the crediting rate declared by the company but not less than a contract-specified guaranteed minimum interest rate. A deferred annuity may be surrendered during the deferral period for a cash value equal to the accumulated payments plus interest less the surrender charge, if any.

2005 10-K Page 13

•	Immediate annuities — provide some combination of regular income and lump sum payments in exchange for a single premium. Most of the immediate annuities written by our life insurance segment are purchased by our property casualty companies to settle casualty claims.
Life Insurance Marketplace
Our life insurance company markets its products through approximately 1,000 of our reporting agency locations in all but one of the 32 states where we actively market property casualty insurance and through 453 additional independent life agencies in a total of 48 states. We do not market life insurance products in Alaska and New York.
We market our life insurance products either through independent agencies affiliated with our property casualty operations or through independent life agencies. Our property casualty agencies comprise the main distribution system for our life insurance products. Other life insurance carriers continue to expand the use of nontraditional distribution channels such as banks and financial planners as alternatives to the agency channel. We intend to market solely through independent agencies, with an emphasis on enhancing our relationships with the agencies affiliated with our property casualty insurance operations.
When marketing through our property casualty agencies we have several specific competitive advantages. Because our property casualty operations are held in high regard, the property casualty agency’s management is predisposed to consider carefully our proposals to sell our life products. All of our marketing efforts, property casualty and life, are directed by our field marketing department, which assures consistency of message. Our life field marketing representatives regularly meet face-to-face with the agency personnel responsible for life insurance production. The resources of our life headquarters underwriters and other associates are available to the field team to assist in the placement of agency business. We find fewer and fewer of our competitors provide direct, personal contact between the agent and the insurance carrier.
Also, we continue to emphasize the cross-serving opportunities between worksite marketing of life insurance products and the property casualty agency’s commercial accounts. For example, in 2006, we are exploring additional programs to simplify the worksite sales process, including electronic enrollment software. We also intend to enhance our worksite product portfolio to make it more attractive to agents.
In both the property casualty and independent life agency distribution systems we enjoy the competitive advantages of offering competitive, up-to-date products, providing close personal attention and exhibiting financial strength and stability.
We primarily offer products targeted at addressing the needs of small businesses that require key person coverage and individuals who require mortality coverage. Term insurance is our largest life insurance product line. We continue to introduce new term products with features our agents indicate are important. A new term series, which included a return-of-premium feature, replaced the existing term portfolio during 2005. Reaction to the new portfolio has been favorable with approximately 25 percent of applications requesting the return-of-premium feature. In 2006 we are introducing a new universal life product that offers a secondary guarantee that keeps the death benefit in force provided a competitive minimum premium requirement is met.
Because of our strong capital position, we can offer a competitive product portfolio including guaranteed products, giving our agents a marketing edge. Our life insurance company maintained strong insurer financial strength ratings in 2005: A.M. Best – A+ (Superior), Fitch — AA (Very Strong) and Standard & Poor’s – AA- (Very Strong, negative outlook).
Offsetting our competitive advantages we continue to see consolidation within the life insurance industry and an increased presence of large, well-capitalized carriers. The larger carriers can offer a broader product line, including variable and equity-indexed products. Our competitive advantage can be diminished because we do not have these types of products, particularly during a time when the stock market is performing well.
Current statutory laws and regulations require redundant reserves, particularly for preferred risk underwriting classes. These redundant reserves, in turn, depress statutory earnings and require a large commitment of capital. Redundant reserves are a significant issue, not just for our life insurance operations, but for all writers of term insurance and universal life with secondary guarantees. However, larger carriers may be able to better absorb or may be able to securitize the statutory reserve strain associated with competitively priced term insurance and universal life with secondary guarantees.
The NAIC recognizes the problems caused by redundant reserves and is following a two-step approach to provide relief. First, the NAIC has asked for comments on an amendment to the mortality table mandated for statutory reserves to incorporate preferred underwriting classifications. The amended table would lower reserve requirements for term insurance products. It may be available for use in statutory statements by December 31, 2006. Second, the NAIC proposes amending the actuarial guidelines for reserve requirements for universal life policies with secondary guarantees. The amendment would allow the use of low-level lapse rates in calculating reserves for these types of universal life plans and also would result in lower reserves. It may be available for use in statutory statements by December 31, 2007.

2005 10-K Page 14

For the longer term, the NAIC has asked for comment proposals on implementing a principles-based reserving system rather than the current formulaic system. While still capturing all material risks, a principles-based system would allow a company to use its own experience, subject to credibility standards and appropriate margins for uncertainty. Also, under the proposed principles-based system, the insurer would fully document and disclose all its assumptions and methods to regulatory officials.
Investments Segment
The investment segment contributed $587 million of our total revenues in 2005, primarily from net investment income and realized investment gains and losses from investment portfolios managed for the holding company and each of the operating subsidiaries. After deducting interest credited to contract holders of the life insurance segment, the investments segment contributed $536 million of income before income taxes, or 65.1 percent of our total income before income taxes.
The fair value (market value) of our investment portfolio was $12.657 billion and $12.639 billion at year-end 2005 and 2004, respectively. The cash we generate from insurance operations historically has been invested in three broad categories of investments:
•	Fixed-maturity investments – Includes taxable and tax-exempt bonds and redeemable preferred stocks

•	Equity investments – Includes common and nonreedemable preferred stocks

•	Short-term investments – Primarily commercial paper

(In millions)		At December 31,
	2005		2004
	Book value	Fair value	Book value	Fair value

Taxable fixed maturities	$3,304	$3,359	$3,161	$3,376
Tax-exempt fixed maturities	2,083	2,117	1,622	1,694
Common equities	1,961	6,936	1,918	7,466
Preferred equities	167	170	27	32
Short-term investments	75	75	71	71

Total	$7,590	$12,657	$6,799	$12,639

Primarily as part of our program to support our high financial strength ratings almost all of our insurance subsidiary’s available cash flow since the second quarter of 2004 has been used to purchase fixed-maturity investments. Our objective was to bring the property casualty subsidiary’s ratio of common stock to statutory surplus in line with our historic sub-100 percent level. The ratio of common stock to statutory surplus for the property casualty insurance group portfolio was 97.0 percent at year-end 2005 compared with 103.5 percent at year-end 2004 and 114.7 percent at year-end 2003.
During the same period, we took actions to reduce the parent company’s ratio of investment assets to total assets for the parent company below 40 percent, for the reasons we discuss in Item 1A, Risk Factors, Page 21. The ratio of investment assets to total assets for the parent company was 33.9 percent at year-end 2005, compared with 36.3 percent at year-end 2004 and 58.6 percent at year-end 2003.
Going forward, we will take into consideration insurance department regulations and ratings agency comments, as well as the trend in these ratios, to determine what portion of new cash flow should be invested in equity securities at the parent and insurance subsidiary levels.
In the past, we also have separately reported convertible security investments, which make up approximately 2.4 percent of the total fair value of the investment portfolio. Beginning this year, we are reporting and analyzing convertible securities as either fixed-maturity or equity investments, based on the characteristics of the underlying security (bond or preferred stock).
Fixed-maturity and Short-term Investments
By maintaining a well diversified fixed-maturity portfolio, we attempt to reduce overall risk. We invest new money in the bond market on a continuous basis, targeting what we believe to be optimal risk-adjusted after-tax yields. Risk, in this context, includes interest rate, call, reinvestment rate, credit and liquidity risks. We do not make a concerted effort to alter duration on a portfolio basis in response to anticipated movements in interest rates. By continuously investing in the bond market, we build a broad, diversified portfolio that we believe mitigates the impact of adverse economic factors. In recent years, we have taken into account the trend toward a flatter corporate yield curve by purchasing higher-quality corporate bonds with intermediate maturities as well as tax-exempt municipal bonds and U.S. agency paper. Our focus on long-term total return may result in variability in the levels of realized and unrealized investment gains or losses from one period to the next.
We place a strong emphasis on purchasing current income-producing securities for the insurance companies’ portfolios. Within the fixed-maturity portfolio, we invest in a blend of taxable and tax-exempt securities to

2005 10-K Page 15

minimize our corporate taxes. With the exception of U.S. agency paper, no individual issuer’s securities accounted for more than 1.0 percent of the fixed-maturity portfolio at December 31, 2005.
Taxable Fixed-maturities
Taxable fixed-maturity bonds include:
•	$973 million in U.S. agency paper, which is rated AAA by both Moody’s and Standard & Poor’s.

•	$1.750 billion in investment-grade corporate bonds that have a Moody’s rating at or above Baa 3 or a Standard & Poor’s rating at or above BBB-.

•	$358 million in high-yield corporate bonds that have a Moody’s rating below Baa 3 or a Standard & Poor’s rating below BBB-.

•	$278 million in convertible bonds and redeemable preferred stocks.
We seek to balance current income with potential changes in market value as well as changes in credit risk when determining whether or not to hold these securities to maturity.
Similar to the equity portfolio, the taxable fixed-maturity portfolio is most heavily concentrated in the financials sector, including banks, brokerage, finance and investment and insurance companies. The financials sector represented 26.1 percent and 26.6 percent, respectively, of book value and fair value of the taxable fixed-maturity portfolio at December 31, 2005, compared with 24.1 percent and 24.6 percent of book value and fair value at December 31, 2004. Although it is our largest concentration in a single sector, we believe our percentage in the financials sector is below average for the corporate bond market as a whole. No other sector or industry accounted for more than 10 percent of the taxable fixed-maturity portfolio.
Tax-exempt Fixed-maturities
We traditionally have purchased municipal bonds focusing on schools and essential services, such as sewer, water or others. While no single municipal issuer accounted for more than 1.2 percent of the tax-exempt municipal bond portfolio at December 31, 2005, there are higher concentrations within individual states. Holdings in Illinois, Indiana, Michigan, Ohio and Texas accounted for 60.6 percent of the municipal bond portfolio at year-end 2005.
Fixed-maturity and Short-term Portfolio Ratings
Our investments in U.S. agency paper and insured municipal bonds over the past several years have led to a significant rise in the percentage of A and higher rated fixed-maturity and short-term holdings, based on fair value. The majority of our non-rated securities are tax-exempt municipal bonds from smaller municipalities that chose not to pursue a credit rating. Credit ratings as of December 31, 2005 and 2004, for the fixed-maturity and short-term portfolio were:

(Dollars in millions)	2005		2004
	Fair	Percent	Fair	Percent
	value	to total	value	to total

Moody’s Ratings
Aaa, Aa, A	$3,651	65.8%	$3,101	60.3%
Baa	1,094	19.7	1,069	20.8
Ba	324	5.8	363	7.1
B	110	2.0	125	2.4
Caa	13	0.2	23	0.5
Ca	0	0.0	11	0.2
C	0	0.0	0	0.0
Non-rated	359	6.5	449	8.7

Total	$5,551	100.0%	$5,141	100.0%

Standard & Poor’s Ratings
AAA, AA, A	$3,233	58.3%	$2,865	55.7%
BBB	1,112	20.0	1,095	21.3
BB	354	6.4	340	6.6
B	117	2.1	154	3.0
CCC	2	0.0	5	0.1
CC	0	0.0	11	0.2
D	0	0.0	4	0.1
Non-rated	733	13.2	667	13.0

Total	$5,551	100.0%	$5,141	100.0%

2005 10-K Page 16

Attributes of the fixed-maturity portfolio include:

	Years ended December 31,
	2005		2004

Weighted average yield-to-book value	5.4%		5.8%
Weighted average maturity	9.5	yrs	9.4	yrs
Weighted average duration to worst	5.4	yrs	4.8	yrs
Weighted average modified duration	7.1	yrs	6.9	yrs
The decline in the yield-to-book between 2005 and 2004 was due to investments of new cash flow as well as the reinvestment of calls and redemptions at interest rates below historic norms. The average maturity was essentially unchanged. The modified duration remained nearly flat while modified duration to worst, an option adjusted measure, increased. This was primarily due to a slight increase in rates in the intermediate range of the yield curve and our continued emphasis on purchasing municipal bonds, which have a lower pretax yield. We discuss the maturity of our fixed-maturity portfolio in Item 8, Note 2 to the Consolidated Financial Statements, Page 88.
Equity Investments
Our equity investment portfolio includes both common stocks and nonreedemable preferred stocks. Approximately 87.8 percent of the equity portfolio is made up of a core group of common stocks that we monitor closely to gain an in-depth understanding of their organization and industry. The portfolio also includes a broader group of smaller positions that are a source of trading flexibility and other risk management advantages. Our equity investments had an average dividend yield-to-cost of 11.7 percent at December 31, 2005, compared with 11.5 percent at December 31, 2004.
Common Stocks
At December 31, 2005, 35.1 percent of our common stock holdings (measured by fair value) were held at the parent company level. Our common stock investments generally are securities with annual dividend yields of 1.5 percent to 3.0 percent and histories of dividend increases. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. When investing in common stock, we seek to identify some companies in which we can accumulate more than 5 percent of their outstanding shares. At year-end 2005, we held more than 5 percent of Fifth Third, FirstMerit Corporation, Piedmont Natural Gas Company and First Financial Bancorp. There also is a core group of common stocks in which the company holds a fair value of at least $100 million each. At year-end 2005, there were 14 holdings in that core group.
Largest Common Stock Holdings

(Dollars in millions)		As of and for the year ended December 31, 2005
				Earned	Earned
	Actual	Fair	Percent of	dividend	dividend to
	cost	value	fair value	income	fair value

Fifth Third Bancorp	$283	$2,745	39.6%	$106	3.9%
ALLTEL Corporation	117	801	11.6	20	2.5
ExxonMobil Corporation	133	503	7.3	10	2.0
The Procter & Gamble Company	105	335	4.8	6	1.8
National City Corporation	171	329	4.7	14	4.3
PNC Financial Services Group, Inc.	62	291	4.2	10	3.2
Wyeth	62	204	2.9	4	2.0
Alliance Capital Management Holding L.P.	53	179	2.6	9	5.0
U.S. Bancorp	113	172	2.5	7	4.1
Wells Fargo & Company	66	139	2.0	5	3.2
FirstMerit Corporation	54	139	2.0	6	4.2
Johnson & Johnson	115	139	2.0	3	2.0
Piedmont Natural Gas Company, Inc.	62	134	1.9	4	2.9
Sky Financial Group, Inc.	91	130	1.9	4	3.2
All other common stock holdings	474	696	10.0	22	3.2

Total	$1,961	$6,936	100.0%	$230	3.3

In 2005, we sold 475,000 shares of our holdings of ALLTEL Corporation, which was our second largest common stock holding at year-end. We completed the sale of the remaining 12,700,164 shares of ALLTEL common stock in January 2006. ALLTEL was an excellent investment for the company for over 40 years, bringing an increasing flow of dividend income and healthy market value appreciation. Because of the restructuring that ALLTEL announced in late 2005, we determined that it no longer met our investment parameters.
This emphasis on a small group of equities and long-term investment horizon has resulted in significant concentrations within the portfolio, as this buy-and-hold strategy over many years has built up significant accumulated unrealized appreciation within the equity portfolio. At year-end 2005, the largest industry

2005 10-K Page 17

concentrations within our common stock holdings were the financials sector at 63.4 percent of total fair value and the healthcare sector at 6.4 percent of total fair value.
Nonreedemable Preferred Stocks
We evaluate preferred stocks similar to the evaluation we make for fixed-maturity investments, seeking attractive relative yields. We generally focus on investment-grade preferred stocks issued by companies that have a strong history of paying common dividends, which provides us with another layer of protection. Additionally, when possible we seek out preferred stocks that offer a dividend received deduction.
Additional information regarding the composition of investments is included in Item 8, Note 2 to the Consolidated Financial Statements, Page 88.
Other
We report as “Other” the operations of the parent company, CFC Investment Company and CinFin Capital Management Company (excluding investment activities) as well as other income of our insurance subsidiary. As of December 31, 2005, CFC Investment Company had 2,815 accounts and $101 million in gross receivables, compared with 2,489 and $92 million at December 31, 2004. As of December 31, 2005, CinFin Capital had 64 institutional, corporate and individual clients and $864 million under management, compared with 60 and $827 million at December 31, 2004.
REGULATION
State Regulation
The business of insurance primarily is regulated by state law. Although our insurance subsidiaries are domiciled in Ohio and primarily subject to Ohio insurance laws and regulations, we also are subject to state regulatory authorities of all states in which we write insurance. The state laws and regulations that have the most significant effect on our insurance operations and financial reporting are discussed below.
•	Insurance Holding Company Regulation – Our subsidiaries primarily engage in the property casualty insurance business and secondarily in the life insurance business, both subject to regulation as an insurance holding company system by the State of Ohio. These regulations require that we annually furnish financial and other information about the operations of the individual companies within the holding company system. All transactions within a holding company affecting insurers must be fair and equitable. Notice to the state insurance commissioner is required prior to the consummation of transactions affecting the ownership or control of an insurer and prior to certain material transactions between an insurer and any person or entity in its holding company. In addition, some of those transactions cannot be consummated without the commissioner’s prior approval.

•	Subsidiary Dividends — The dividend-paying capacity of our insurance subsidiaries is regulated by the laws of Ohio, the domiciliary state. This regulation requires an insurance subsidiary to provide a 10-day advance informational notice to the Ohio insurance department prior to payment of any dividend or distribution to its shareholders (all of our smaller insurance subsidiaries are 100 percent owned by The Cincinnati Insurance Company, which is 100 percent owned by Cincinnati Financial Corporation). Ordinary dividends must be paid from earned surplus, which is the amount of unassigned funds set forth in an insurance subsidiary’s most recent statutory financial statement.
The Ohio Department of Insurance must give prior approval before the payment of an extraordinary dividend by an insurance subsidiary to shareholders. You can find information about the dividends paid by our insurance subsidiary in 2005 in Item 8, Note 8 to the Consolidated Financial Statements, Page 91.
•	Insurance Operations – All of our insurance subsidiaries are subject to licensing and supervision by departments of insurance in the states in which they do business. The nature and extent of such regulations vary, but generally have their source in statutes that delegate regulatory, supervisory and administrative powers to state insurance departments. Such regulations, supervision and administration of the insurance subsidiaries include, among others, the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitations on investments; deposits of securities for the benefit of policyholders; regulation of policy forms and premium rates; policy cancellations and non-renewals; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; requirements regarding reserves for unearned premiums, losses and other matters; the nature of and limitations on dividends to policyholders and shareholders; the nature and extent of required participation in insurance guaranty funds; and the involuntary assumption of hard-to-place or high-risk insurance business, primarily workers compensation insurance.

2005 10-K Page 18

•	Insurance Guaranty Associations — Each state has insurance guaranty association laws under which the associations may assess life and property casualty insurers doing business in the state for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the insurer’s proportionate share of business written by all member insurers in the state. In 2005, our insurance subsidiaries incurred a negative $3 million for guaranty associations. In 2004, our insurance subsidiaries incurred $2 million. We cannot predict the amount and timing of any future assessments or refunds on our insurance subsidiaries under these laws.

•	Shared Market and Joint Underwriting Plans — State insurance regulation requires insurers to participate in assigned risk plans, reinsurance facilities and joint underwriting associations, which are mechanisms that generally provide applicants with various basic insurance coverages when they are not available in voluntary markets. Such mechanisms are most commonly instituted for automobile and workers compensation insurance, but many states also mandate participation in FAIR Plans or Windstorm Plans, which provide basic property coverages. Participation is based upon the amount of a company’s voluntary market share in a particular state for the classes of insurance involved. Underwriting results related to these organizations, which tend to be adverse to our company, have been immaterial to our results of operations.

•	Statutory Accounting — For public reporting, insurance companies prepare financial statements in accordance with GAAP. However, certain data also must be calculated according to statutory accounting rules as defined in the NAIC’s Accounting Practices and Procedures Manual.
While not a substitute for any GAAP measure of performance, statutory data frequently is used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies.
•	Insurance Reserves — State insurance laws require that property casualty and life insurance subsidiaries analyze the adequacy of reserves annually. Our appointed actuaries must submit an opinion that reserves are adequate for policy claims-paying obligations and related expenses.

•	Risk-Based Capital Requirements — The NAIC’s risk-based capital (RBC) requirements for property casualty and life insurers serve as an early warning tool for the NAIC and the state regulators to identify companies that may be undercapitalized and may merit further regulatory action. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC for property casualty companies takes into account asset and credit risks but places more emphasis on underwriting factors for reserving and pricing. The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks.
Federal Regulation
Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact. Some of the current and proposed federal measures that may significantly affect our business are discussed below.
•	The Terrorism Risk Insurance Act of 2002 (TRIA) – TRIA was signed into law on November 26, 2002, and extended on December 22, 2005, in a revised form. TRIA provides a temporary federal backstop for losses related to the writing of the terrorism peril in property casualty insurance policies. TRIA now is scheduled to expire December 31, 2007. Under regulations promulgated under this statute, insurers are required to offer terrorism coverage for certain lines of property casualty insurance, including property, commercial multi-peril, fire, ocean marine, inland marine, liability, aircraft, surety and workers compensation. In the event of a terrorism event defined by TRIA, the federal government will reimburse terrorism claim payments subject to the insurer’s deductible. The deductible is calculated as a percentage of subject written premiums for the preceding calendar year. Our deductible was $328 million (15 percent of 2004 subject premiums) in 2005, $199 million in 2004 (10 percent of 2003 subject premiums) and $136 million in 2003 (7 percent of 2002 subject premiums). For 2006, the deductible is an estimated $318 million (17.5 percent of 2005 subject premiums).

•	Health Insurance Portability and Accountability Act of 1996 (HIPAA) – We protect consumer health information pursuant to regulations promulgated under HIPAA. Regulations effective April 14, 2003, require health care providers such as doctors and hospitals, as well as health and long-term care insurers and health care clearinghouses, to institute physical and procedural safeguards to protect the health records of patients and insureds. Effective October 16, 2003, additional regulations required health plans to electronically transmit and receive standardized health care information. These rules and regulations have had a minimal effect on us, as our health insurance writings are limited to our self-funded health plan for our associates and a small number of run-off medical and hospital expense insurance policies. We do not actively market health, medical and hospital expense insurance policies.

2005 10-K Page 19

•	Office on Foreign Asset Control (OFAC) — Subject to an Executive Order signed on September 24, 2001, intended to thwart financing of terrorists and sponsors of terrorism, financial institutions were required to block and report transactions and attempted transactions between their organization and persons and organizations named in a list published by OFAC. We currently use a combination of software, third-party vendor and manual searches to accomplish our transaction blocking and reporting activities.

•	Investment Advisers Act of 1940 — Our subsidiary, CinFin Capital Management Company, operates an investment advisory business and is therefore subject to regulation by the SEC as a registered investment adviser under the Investment Advisers Act of 1940. This law imposes certain annual reporting, recordkeeping, client disclosure and compliance obligations on CinFin Capital Management.

2005 10-K Page 20

Item 1A. Risk Factors
Our business involves various risks and uncertainties that may affect achievement of our business objectives. Many of the risks could have ramifications across our integrated business activities. For example, while risks related to setting insurance rates and establishing and adjusting loss reserves are insurance activities, errors in these areas could have an impact on our investment activities. The following discussion should be viewed as a starting point for understanding the significant risks we face. It is not a definitive summary of their potential impact or of our strategies to manage and control the risks. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Page 31, for a discussion of those strategies.
The risks and uncertainties below are not the only ones we face. There are additional risks and uncertainties that we currently do not believe are material. There also may be risk and uncertainties of which we are not aware. If any risks or uncertainties discussed here develop into actual events, they could have a material adverse effect on our business, financial condition or results of operations. In that case, the market price of our common stock could decline materially.
Readers should carefully consider this information together with the other information we have provided in this report and in other reports and materials we file periodically with the Securities and Exchange Commission as well as news releases and other information we disseminate publicly.
We rely exclusively on independent insurance agents to distribute our products.
We market our products through independent, non-exclusive insurance agents. These agents are not obligated to promote our products and can and do sell our competitors’ products. We must offer insurance products that meet the needs of these agencies and their clients. We need to maintain good relationships with the agencies that market our products. If we do not, these agencies may market our competitors’ products instead of ours, which may lead to us having a less desirable mix of business, which could affect our results of operations.
Events or conditions that could diminish a competitive advantage that our independent agencies enjoy:
•	Downgrade of the financial strength ratings of our insurance subsidiaries. We believe our strong insurer financial strength ratings, in particular the A++ rating from A.M. Best of our property casualty insurance subsidiaries, are an important competitive advantage. Only 16 other insurance groups, or 1.7 percent of all insurance groups, qualify for the A++, A.M. Best’s highest rating. If our property casualty ratings were downgraded, our agents might find it more difficult to market our products or might choose to emphasize the products of other carriers, which could adversely affect our results of operations.

•	Concerns that doing business with us is difficult or perceptions that our level of service is no longer a distinguishing characteristic in the marketplace. If agents or policyholders believed that we were no longer providing the prompt, reliable personal service that has long been a distinguishing characteristic of our insurance operations, our results of operations could be adversely affected.

•	Delays in the development, implementation, performance and benefits of technology projects and enhancements or independent agent perceptions that our technology solutions are inadequate to match their needs.
A reduction in the number of independent agencies marketing our products, the failure of these agencies to successfully market our products or the choice of these agencies to reduce their writings of our products could reduce our revenues and our results of operations if we were unable to replace them with agencies that produce adequate premiums.
Further, policyholders may choose a competitor’s product rather than our own because of real or perceived differences in price, terms and conditions, coverage or service. If the quality of the independent agencies with which we do business were to decline, that also might cause policyholders to purchase their insurance through different agencies or channels. Increased comfort in Internet purchasing could further reduce independent agencies’ writings of personal lines products.
Please see Item 1, Our Business and Our Strategy, Page 1, for a discussion of our relationships with independent insurance agents.
Competition could adversely affect our ability to sell policies at rates we deem adequate.
The insurance industry is highly competitive. Competition in our insurance business is based on many factors, including:
•	Competitiveness of premiums charged

•	Underwriting and pricing methodologies that allow insurers to identify and flexibly price risks

•	Underwriting discipline

•	Terms and conditions of insurance coverage

•	Rate at which products are brought to market

2005 10-K Page 21

•	Technological innovation

•	Ability to control expenses

•	Adequacy of financial strength ratings by independent ratings agencies such as A.M. Best

•	Quality of services provided to agents and policyholders
If we were unable to compete effectively because of one or more of these factors, our premium writings could decline and our results of operations and financial condition could be materially adversely affected.
Please see Item 7, Commercial Lines, Personal Lines and Life Insurance Results of Operations, Page 41, Page 47, and Page 52, for a discussion of our competitive position in the insurance marketplace.
Managing technology initiatives and meeting new data security requirements are significant challenges.
While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present short-term cost and implementation risks. In addition, we may have inaccurate expense projections, implementation schedules or expectations regarding the efficacy of the end product. These issues could escalate over time.
Data security is subject to increasing regulation. We face rising costs and competing time constraints in meeting compliance requirements of new and proposed regulations. Computer viruses, hackers and other external hazards could expose our data systems to security breaches. These increased risks and expanding regulatory requirements could expose us to data loss, damages and significant increases in compliance costs.
Please see Item 1, Technology Solutions, Page 4, for a discussion of our technology initiatives.
The effects of emerging or latent claim and coverage issues on our business are uncertain.
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to insurance claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued the insurance policies that could be affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued. The effects of such unforeseeable emerging and latent claim and coverage issues could adversely affect our results of operations.
Please see Item 7, Property Casualty and Life Insurance Reserves, Page 61 and Page 67, for a discussion of our reserving practices.
Our loss reserves, our largest liability, are based on estimates and could be inadequate to cover our actual losses.
Our financial statements are prepared using GAAP. These principles require us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates. For a discussion of the significant accounting policies we use to prepare our financial statements and the material implications of uncertainties associated with the methods, assumptions and estimates underlying our critical accounting policies, please refer to Item 7, Property Casualty Insurance Loss And Loss Expense Reserves, Page 35, and Item 8, Note 1 to the Consolidated Financial Statements, Page 84.
Our most critical accounting estimate is of loss reserves. Loss reserves are the amounts we expect to pay for covered claims and expenses we incur to adjust those claims. The loss reserves we establish in our financial statements represent an estimate of amounts needed to pay and administer claims arising from insured events that have occurred, including events that have not yet been reported to us. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Accordingly, our loss reserves for past periods could prove to be inadequate to cover our actual losses and related expenses. Any changes in these estimates are reflected in our results of operations during the period in which the changes are made. An increase in our loss reserves would decrease earnings, while a decrease in our loss reserves would increase earnings.
The estimation process for unpaid loss and loss expense obligations involves uncertainty by its very nature. We continually review the estimates and adjust the reserve as facts regarding individual claims develop, additional losses are reported and new information becomes known. Adjustments due to loss development for prior years are reflected in the calendar year in which they are identified.

2005 10-K Page 22

Unforeseen losses, the type and magnitude of which we cannot predict, may emerge in the future. These additional losses could arise from changes in the legal environment, catastrophic events, increases in loss severity or frequency, or other causes. Such future losses could be substantial.
Please see Item 7, Property Casualty and Life Insurance Reserves, Page 61 and Page 67, for a discussion of our reserving practices.
We could experience an unusually high level of losses due to catastrophic or terrorism events or risk concentrations.
Our financial condition, cash flow and results of operations depend on our ability to underwrite and set rates accurately for a full spectrum of risks. We establish our pricing based on assumptions regarding the level of losses that will occur within classes of business, geographic regions and other criteria. A number of factors could cause our assumptions regarding future losses to be inaccurate.
In the normal course of our business, we provide coverage for exposures for which estimates of losses are highly uncertain, in particular catastrophic and terrorism events. Catastrophes can be caused by a number of events, including hurricanes, tornadoes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Due to the nature of these events, we are unable to predict precisely the frequency or potential cost of catastrophe occurrences. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.
We have catastrophe exposure to:
•	Hurricanes in the gulf and southeastern coastal regions.

•	Earthquakes in the New Madrid fault zone, which lies within the central Mississippi valley, extending from northeast Arkansas through southeast Missouri, western Tennessee and western Kentucky to southern Illinois, southern Indiana and parts of Ohio.

•	Tornado, wind and hail in the Midwest, Southeast, mid-Atlantic and Western regions.
We have identified terrorism exposure to general commercial risks in the metropolitan Chicago area as well as small co-op utilities, small shopping malls and small colleges throughout our 32 active states.
Additionally, our life insurance subsidiary could be adversely affected in the event of an epidemic such as the avian flu, particularly if the epidemic affects a broad range of the population beyond just the very young or the very old.
Our results of operations would be adversely affected if the level of losses we experienced over a period of time exceeded our actuarially determined expectations. In addition, our financial condition would be adversely affected if we were required to sell securities prior to maturity or at unfavorable prices to pay an unusually high level of loss and loss expenses. Securities pricing might be even less favorable if a number of insurance companies needed to sell securities during a short period of time because of unusually high losses from catastrophic events.
Our geographic concentration ties our performance to business, economic and regulatory conditions in certain states. We market our property casualty insurance product in 32 states, but our business is concentrated in the Midwest and Southeast. We also have exposure in states where we do not actively market insurance when clients of our independent agencies have business or properties in multiple states.
The Cincinnati Insurance Company also participates in three assumed reinsurance treaties with two reinsurers that spread the risk of very high catastrophe losses among many insurers. In 2006, we have exposure to assumed losses of 1 percent of property losses between $400 million and $1.2 billion from a single event under an assumed reinsurance treaty for Munich Re Group. The other two assumed reinsurance treaties are immaterial.
In the event of a severe catastrophic event or terrorist attack elsewhere in the world, our insurance losses may be immaterial. However, the companies in which we invest might be severely affected, which could affect our financial condition and results of operations.
Please see Item 7, Property Casualty and Life Insurance Reserves, Page 61 and Page 67, for a discussion of our reserving practices.
Our ability to obtain or collect on our reinsurance protection could affect our business, financial condition and results of operations.
We buy property casualty and life reinsurance coverage to mitigate the liquidity risk of an unexpected rise in claims severity or frequency from catastrophic events or a single large loss. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. If we are unable to obtain reinsurance on acceptable terms and in appropriate amounts, our business and financial condition may be adversely affected.

2005 10-K Page 23

In addition, we are subject to credit risk with respect to our reinsurers. Although we purchase reinsurance to manage our risks and exposures to losses, this reinsurance does not discharge our direct obligations under the policies we write. We would remain liable to our policyholders even if we were unable to recover what we believe we are entitled to receive under our reinsurance contracts. Reinsurers might refuse or fail to pay losses that we cede to them, or they might delay payment. For long-term cases, the creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with our insurance subsidiaries could have a material adverse effect on our financial position and results of operations.
Prior to 2003, we participated in USAIG, a joint underwriting association of individual insurance companies that collectively function as a worldwide insurance market for all types of aviation and aerospace accounts. At year-end 2005, 36.9 percent, or $251 million, of our total reinsurance receivables were related to USAIG, primarily for September 11, 2001, events. Although more than 99 percent of the reinsurance recoverables associated with USAIG are backed by securities on deposit, if we are unable to collect these receivables, our financial position and results of operations could be materially affected. We no longer participate in new business generated by USAIG and its members.
Please see Item 7, 2006 Reinsurance Programs, Page 68, for a discussion of our reinsurance treaties.
Our ability to realize our investment objectives could affect our financial condition or our results of operation.
We invest premiums received from policyholders and other available cash to generate investment income and capital appreciation, maintaining sufficient liquidity to pay covered claims and operating expenses, service our debt obligations and pay dividends. At year-end 2005, our investment portfolio was $12.657 billion, or 79.1 percent of our total assets. In 2005, our investment operations contributed 15.6 percent of our revenue and 65.1 percent of our total income before income taxes.
Investment income is an important component of our revenues and net income. The ability to achieve our investment objectives is affected by factors that are beyond our control, such as inflation, economic growth, interest rates, world political conditions, terrorism attacks or threats and other widespread unpredictable events. These events may adversely affect the economy generally and could cause our investment income or the value of securities we own to decrease. A significant decline in our investment income could have an adverse effect on our net income, and thereby on our shareholders’ equity and our policyholders’ surplus. For more detailed discussion of risks associated with our investments; please refer to Item 7A, Qualitative and Quantitative Disclosures About Market Risk, Page 70.
Our investment performance also could suffer because of the types of investments, industry groups and/or individual securities in which we choose to invest. Market value changes related to these choices could cause a material change in our financial condition or results of operations.
One of our investments, Fifth Third, accounted for 26.3 percent of our shareholders’ equity at year-end 2005 and dividends earned from our Fifth Third investment were 20.2 percent of our investment income in 2005. If Fifth Third’s common stock price were to further decline significantly, our financial condition could be materially affected. If Fifth Third were to decrease or discontinue its dividend, our results of operation could be materially affected.
Because we currently own more than 10 percent of Fifth Third’s outstanding shares, we are limited in the amount of Fifth Third stock we could sell in any given period. This limitation could lead us to hold a sizeable position in Fifth Third even if it would no longer meet our investment parameters. This could result in a variety of adverse consequences depending on the reason we had concluded Fifth Third no longer met our investment parameters. For example, if Fifth Third were to stop paying dividends on its common stock, we would not be able to reinvest quickly in other income-earning investments, which would have a material affect on our results of operations.
Please see Item 1, Investments Segment, Page 15, and Item 7, Investments Results of Operations, Page 54, and Liquidity and Capital Resources, Page 57, for discussion of our investment activities.

2005 10-K Page 24

Our status as an insurance holding company with no direct operations could affect our ability to pay dividends in the future.
Cincinnati Financial Corporation is a holding company that transacts substantially all of its business through its subsidiaries. Our primary assets are the stock in our operating subsidiaries and our investments. Consequently, our cash flow to pay cash dividends and interest on our long-term debt depends on dividends we receive from our operating subsidiaries and income earned on investments held at the parent-company level.
Dividends paid to us by our insurance subsidiary are restricted by the insurance laws of Ohio, our domiciliary state. These laws establish minimum solvency and liquidity thresholds and limits. Currently, the maximum dividend that may be paid without prior regulatory approval is limited to the greater of 10 percent of statutory surplus or 100 percent of statutory net income for the prior calendar year, up to the amount of statutory unassigned surplus as of the end of the prior calendar year. Dividends exceeding these limitations may be paid only with prior approval of the Ohio Department of Insurance. Consequently, at times, we might not be able to receive dividends from our insurance subsidiary or we might not receive dividends in the amounts necessary to meet our debt obligations or to pay dividends on our common stock. This could affect our financial position.
Please see Item 1, Regulation, Page 18, and Item 8, Note 8 to the Consolidated Financial Statements, Page 91, for discussion of insurance holding company dividend regulations.
We could make investment decisions or experience market value fluctuations that trigger restrictions applicable to the parent company under the Investment Company Act of 1940.
Compared to other insurance holding companies, we hold a significant level of investment assets at the parent company level. If these investment assets grow to account for more than 40 percent of parent company’s total assets, excluding assets of our subsidiaries, we might become subject to regulation under the Investment Company Act of 1940. Our operations are limited by the constraint that investment securities held at the holding company level should remain below the 40 percent threshold described above. Efforts to stay below the threshold could result in:
•	Disposal of otherwise desirable investment securities, possibly under undesirable conditions. Such dispositions could result in a lower return on investment, loss of investment income, and if we were unable to manage the timing of the dispositions, we also might realize unnecessary capital gains, which would increase our annual tax payment.

•	Limited opportunities to purchase equity securities that hold the potential for market value appreciation, which could hamper book value growth over the long term.

•	Maintenance of a greater portion of our portfolio of equity securities at the insurance subsidiary, which would cause the parent to be more reliant on its subsidiaries for cash to fund parent-company obligations, including shareholder dividends and interest on long-term debt.
If the parent company’s investment assets were to exceed the 40 percent ratio to total assets, excluding investment in its subsidiaries, and if it were determined that the holding company was an unregistered investment company, the holding company might be unable to enforce contracts with third parties, and third parties could seek rescission of transactions with the holding company undertaken during the period that it was an unregistered investment company, subject to equitable considerations set forth in the Investment Company Act. In addition, the holding company could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC.
Please see Item 8, Note 15 to the Consolidated Financial Statements, Page 96, for discussion of the Investment Company Act of 1940.
Item 1B. Unresolved Staff Comments
None

2005 10-K Page 25

Item 2. Properties
Cincinnati Financial Corporation owns our headquarters building located on 100 acres of land in Fairfield, Ohio. This building contains approximately 800,000 total square feet. The property, including land, is carried in our financial statements at $73 million as of December 31, 2005, and is classified as land, building and equipment, net, for company use. John J. & Thomas R. Schiff & Co. Inc., a related party, occupies approximately 6,750 square feet (1 percent).
In 2004, we decided to undertake a $100 million building expansion at our headquarters location in Fairfield, Ohio. Construction of an underground garage and third office tower began in early 2005. The new tower will contain more than 690,000 total square feet, including the garage. It will rise seven stories above three underground parking levels with 700 parking spaces. We estimate a completion date of September 2008 for the project. We believe this expansion will accommodate our business needs for the foreseeable future. The construction project is on schedule and on budget. As of December 31, 2005, construction costs totaled $18 million.
Cincinnati Financial Corporation owns the Fairfield Executive Center, which is located on the northwest corner of our headquarters property in Fairfield, Ohio. This is a four-story office building containing approximately 124,000 square feet. The property is carried in the financial statements at $7 million as of December 31, 2005, and is classified as land, building and equipment, net, for company use. CFC and our subsidiaries occupy approximately 90 percent of the rentable square feet and unaffiliated tenants occupy approximately 10 percent.
The Cincinnati Life Insurance Company owns a four-story office building in the Tri-County area of Cincinnati, Ohio. It contains approximately 102,000 rentable square feet. This property is carried in the financial statements at $3 million as of December 31, 2005, and is classified as other invested assets. Three tenants occupy approximately 50 percent of the rentable square feet. The remaining space is available for lease.
Item 3. Legal Proceedings
Neither the company nor any of our subsidiaries is involved in any material litigation other than ordinary, routine litigation incidental to the nature of our business.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders of Cincinnati Financial during the fourth quarter of 2005.

2005 10-K Page 26

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Cincinnati Financial Corporation had approximately 12,000 shareholders of record as of December 31, 2005. Many of our independent agent representatives and most of the 3,983 associates of our subsidiaries own the company’s common stock. We are unable to accurately quantify those holdings because many are beneficially held.
Our common shares are traded under the symbol CINF on the Nasdaq National Market. The common stock prices and dividend data below reflect the 5 percent stock dividends paid June 15, 2004 and April 26, 2005.

(Source: Nasdaq National Market)		2005				2004
Quarter:	1st	2nd	3rd	4th	1st	2nd	3rd	4th

High	$43.92	$43.12	$42.64	$45.95	$41.61	$41.78	$41.70	$43.52
Low	40.84	38.38	39.00	39.91	37.02	37.90	37.46	36.57
Period-end close	41.53	39.56	41.89	44.68	39.41	41.45	39.26	42.15
Cash dividends declared	0.290	0.305	0.305	0.305	0.250	0.262	0.262	0.262
Our ability to pay cash dividends may depend on the ability of our insurance subsidiary to pay dividends to the parent company. The dividend restrictions of our insurance company subsidiaries are discussed in Item 8, Note 8 to the Consolidated Financial Statements, Page 91.
Information regarding securities authorized for issuance under our equity compensation plans appears in the Proxy Statement under “Equity Compensation Plan Information.” This portion of the Proxy Statement is incorporated herein by reference. Additional information about options granted under our equity compensation plans is available in Item 8, Note 8 and Note 16 to the Consolidated Financial Statements, Pages 91 and 97.
The board of directors has authorized share repurchases since 1996. We discuss the board authorization in Item 7, Uses of Capital, Page 61. In 2005, we repurchased a total of 1,500,000 shares (unadjusted for stock dividends).

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
Month	shares purchased	paid per share	plans or programs	plans or programs

January 1 -31, 2005	0	$0.00	0	3,705,977
February 1-28, 2005	0	0.00	0	3,705,977
March 1-31, 2005	115,000	45.54	115,000	3,590,977
April 1-30, 2005	162,728	39.58	162,728	3,428,249
May 1-31, 2005	379,172	39.26	379,172	3,049,077
June 1-30, 2005	308,100	39.41	308,100	2,740,977
July 1-31, 2005	0	0.00	0	2,740,977
August 1-31, 2005	1,035	39.95	1,035	2,739,942
September 1-30, 2005	159,157	41.74	159,157	9,840,843
October 1-31, 2005	0	0.00	0	9,840,843
November 1-30, 2005	0	0.00	0	9,840,843
December 1-31, 2005	374,808	45.13	374,808	9,466,035

Totals	1,500,000	41.54	1,500,000

a)	The current repurchase program became effective on September 1, 2005. It replaced a program announced on February 6, 1999, which replaced a program approved in 1996 and updated in 1998.

b)	The share amount approved for repurchase in 2005 was 10 million shares and the share amount approved for repurchase in 1999 was 17 million shares.

c)	The current repurchase program has no expiration date.

d)	No repurchase program has expired during the period covered by the above table.

e)	The program approved in 1999 was terminated prior to the expiration date when the board approved the current program in August 2005. The program approved in 1996 and updated in 1998 was terminated prior to expiration when the board approved a program in February 1999. There have been no programs for which the issuer has not intended to make further purchases.

2005 10-K Page 27

Item 6. Selected Financial Data

(In millions except per share data)		Years ended December 31,
	2005	2004	2003	2002

Consolidated Income Statement Data
Earned premiums	$3,164	$3,020	$2,748	$2,478
Investment income, net of expenses	526	492	465	445
Gross realized investment gains and losses	61	91	(41)	(94)
Total revenues	3,767	3,614	3,181	2,843
Net income	602	584	374	238

Net income per common share:
Basic	$3.44	$3.30	$2.11	$1.33
Diluted	3.40	3.28	2.10	1.32
Cash dividends per common share:
Declared	1.205	1.04	0.90	0.81
Paid	1.162	1.02	0.89	0.80

Shares outstanding
Weighted average, diluted	177	178	178	180

Consolidated Balance Sheet Data
Invested assets	$12,702	$12,677	$12,485	$11,226
Deferred policy acquisition costs	429	400	372	343
Total assets	16,003	16,107	15,509	14,122
Loss and loss expense reserves	3,661	3,549	3,415	3,176
Life policy reserves	1,343	1,194	1,025	917
Long-term debt	791	791	420	420
Shareholders’ equity	6,086	6,249	6,204	5,598
Book value per share	34.88	35.60	35.10	31.43

Property Casualty Insurance Operations
Earned premiums	$3,058	$2,919	$2,653	$2,391
Unearned premiums	1,557	1,537	1,444	1,317
Loss and loss expense reserves	3,629	3,514	3,386	3,150
Investment income, net of expenses	338	289	245	234
Loss ratio	49.2%	49.8%	56.1%	61.5%
Loss expense ratio	10.0	10.3	11.6	11.4
Expense ratio	30.0	29.7	27.0	26.8
Combined ratio	89.2%	89.8%	94.7%	99.7%

Per share data adjusted to reflect all stock splits and dividends prior to December 31, 2005.
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

2005 10-K Page 28

2001	2000	1999	1998	1997	1996	1995

$ 2,152	$1,907	$1,732	$1,613	$1,516	$1,423	$1,314
421	415	387	368	349	327	300
(25)	(2)	0	65	69	48	31
2,561	2,331	2,128	2,054	1,942	1,809	1,656
193	118	255	242	299	224	227

$ 1.10	$0.67	$1.40	$1.31	$1.64	$1.21	$1.24
1.07	0.67	1.37	1.28	1.61	1.17	1.19
0.76	0.69	0.62	0.55	0.50	0.44	0.39
0.74	0.67	0.60	0.54	0.49	0.43	0.38

179	181	186	190	188	191	191

$11,534	$11,276	$10,156	$10,296	$8,778	$6,340	$5,525
286	259	226	143	135	128	120
13,964	13,274	11,795	11,484	9,867	7,397	6,439
2,887	2,473	2,154	2,055	1,937	1,881	1,744
724	641	885	536	482	440	403
426	449	456	472	58	80	80
5,998	5,995	5,421	5,621	4,717	3,163	2,658
33.62	33.80	30.35	30.58	25.71	17.19	14.33

$ 2,073	$1,828	$1,658	$1,543	$1,454	$1,367	$1,263
1,060	920	835	458	442	424	407
2,894	2,416	2,093	1,979	1,889	1,824	1,691
223	223	208	204	199	190	180
66.6%	71.1%	61.6%	65.4%	58.3%	61.6%	57.6%
10.1	11.3	10.0	9.3	10.1	13.8	14.7
28.2	30.4	28.6	29.6	30.0	28.2	27.8
104.9%	112.8%	100.2%	104.3%	98.4%	103.6%	100.1%

2005 10-K Page 29

10-K Page
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction	31
Executive Summary	31
Critical Accounting Estimates	35
Results of Operations	39
Consolidated Property Casualty Insurance Results of Operations	40
Commercial Lines Insurance Results of Operations	41
Personal Lines Insurance Results of Operations	47
Life Insurance Results of Operations	52
Investments Results of Operations	54
Liquidity and Capital Resources	57
Sources of Liquidity	57
Uses of Liquidity	59
Property Casualty Insurance Reserves	61
Life Insurance Reserves	67
2006 Reinsurance Programs	68
Safe Harbor Statement	69

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Introduction	70
Fixed-maturity Investments	71
Short-term Investments	72
Equity Investments	72
Unrealized Investment Gains and Losses	74

2005 10-K Page 30

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The purpose of Management’s Discussion and Analysis is to provide an understanding of Cincinnati Financial Corporation’s consolidated results of operations and financial position. Management’s Discussion and Analysis should be read in conjunction with Item 6, Selected Financial Data, Pages 28 and 29, and Item 8, Consolidated Financial Statements and related Notes, beginning on Page 77. We present per share data on a diluted basis unless otherwise noted and we have adjusted those amounts for all stock splits and dividends, including the 5 percent stock dividend paid on April 26, 2005.
We begin with an executive summary of our results of operations and outlook, as well as details on critical accounting policies and estimates. Periodically, we refer to estimated industry data so that we can give information on our performance versus the overall insurance industry. Unless otherwise noted, the industry data is prepared by A.M. Best, a leading insurance industry statistical, analytical and financial strength rating organization. Information from A.M. Best is presented on a statutory basis. When we provide our results on a comparable statutory basis, we label it as such; all other company data is presented on a GAAP basis.
Executive Summary
Cincinnati Financial Corporation is the parent company of the nation’s 19th largest publicly traded property casualty insurer, based on statutory net written premium volume through the first nine months of 2005. We primarily market commercial lines and personal lines property casualty insurance products through a select group of independent insurance agencies in 32 states. As we discussed in the business description in Item 1, we believe three characteristics distinguish our company and allow us to build shareholder value:
•	We cultivate relationships with the independent insurance agents who market our policies and we make our decisions at the local level
•	We achieve claims excellence, covering the spectrum from our response to reported claims to our approach to establishing reserves for not-yet-paid claims
•	We invest for long-term total return, using available cash flow to purchase equity securities after covering insurance liabilities by purchasing fixed-maturity securities
We provide additional detail on these subjects in the Results of Operations and Liquidity and Capital Resources sections of this discussion.
Among the factors that influence the consolidated results of operations and financial position of the company, we consider our relationships with independent insurance agents to be the most significant. We seek to be an indispensable partner in each agency’s success. To continue to achieve our performance targets, we must maintain these strong relationships, write a significant portion of each agency’s business and attract new agencies.
Conditions in the property casualty markets were challenging in 2005, as we discuss in the business description in Item 1, Our Business and Our Strategy, Page 1. In the commercial lines marketplace, competition continues to accelerate, resulting in a lower premium growth rate. In the personal lines marketplace, our personal lines rates in some territories have not been in a competitive range that would allow our agents to market the benefits of our products, resulting in declining policy retention and lower new business.
We believe consistently applying our long-term strategies rather than taking short-term actions will allow us to address these challenges. We seek to meet our agents’ needs, with an eye toward solutions and approaches that will give us an advantage for five, 10 or even more years. As we appoint new agencies, we are looking to build relationships that will grow as successfully as those we have had for 40 or 50 years.
In 2005, we achieved most of our objectives for creating shareholder value, as we discuss on Page 33. Although unrealized gains have been down in the past several years because of the decline in the market value of our Fifth Third investment, we believe our portfolio continues to have the potential to increase investment income and provide capital appreciation over the long term.
Below we review highlights of our financial results for the past three years and measures of the success of our efforts to create shareholder value.

2005 10-K Page 31

Corporate Financial Highlights
Income Statement and Per Share Data

(Dollars in millions except share data)				2005-2004	2004-2003
	2005	2004	2003	Change %	Change %

Income statement data
Earned premiums	$3,164	$3,020	$2,748	4.8	9.9
Investment income, net of expenses	526	492	465	6.9	5.7
Net realized gains and losses (pretax)	61	91	(41)	(33.1)	321.7
Total revenues	3,767	3,614	3,181	4.2	13.6
Net income	602	584	374	3.1	56.0
Per share data (diluted)
Net income	3.40	3.28	2.10	3.7	56.4
Cash dividends declared	1.205	1.04	0.90	16.1	14.4
Weighted average shares outstanding	177,116,126	178,376,848	178,292,248	(0.7)	0.0
In 2005, we reported record results, as described in detail in the results of operations.
Revenue growth was slower in 2005 than in 2004 because of slowing consolidated property casualty earned premium growth due to market conditions. Pretax investment income growth accelerated over the three years. Realized gains made a positive contribution in 2005 and 2004 although we recorded a realized loss in 2003.
Net income and net income per share reached record levels in 2005 although the growth rates were substantially lower in 2005 than in 2004. A number of factors affected the annual growth rates, including:
•	The consolidated property casualty underwriting profit improved substantially in 2004 and we sustained healthy profitability in 2005. The factors behind the improvement are discussed in the Results of Operations.
•	Realized investment gains and losses are integral to our financial results over the long term. We have substantial discretion in the timing of investment sales and, therefore, the gains or losses that will be recognized in any period. That discretion generally is independent of the insurance underwriting process. Also, applicable accounting standards require us to recognize gains and losses from certain changes in fair values of securities and embedded derivatives without actual realization of those gains and losses. Security sales led to realized gains in 2005 and 2004 while write-downs of impaired assets led to realized losses in 2003.
o	2005 — Realized investment gains raised net income by $40 million, or 23 cents per share, after tax

o	2004 — Realized investment gains raised net income by $60 million, or 34 cents per share, after tax

o	2003 — Realized investment losses reduced net income by $27 million, or 15 cents per share, after tax
•	Weighted average shares outstanding may fluctuate from period to period because we regularly repurchase shares under board authorizations and we issue shares when associates exercise stock options. At year-end 2005, weighted average shares outstanding on a diluted basis had declined 1.3 million from year-end 2004.
•	In 2003, we recovered $23 million pretax from a settlement negotiated with a vendor. The recovery added $15 million, or 8 cents per share, to net income. The negotiated settlement related to the $39 million one-time, pretax charge incurred in 2000 to write off previously capitalized software development costs.
The board of directors is committed to steadily increasing cash dividends and periodically authorizing stock dividends and splits. Cash dividends declared per share rose 16.1 percent and 14.4 percent in 2005 and 2004.
Balance Sheet Data and Performance Measures

(Dollars in millions except per share data)				2005-2004	2004-2003
	2005	2004	2003	Change %	Change %

Balance Sheet Data
Invested assets	$12,702	$12,677	$12,485	0.2	1.5
Total assets	16,003	16,107	15,509	(0.6)	3.9
Long-term debt	791	791	420	0.0	88.4
Shareholders’ equity	6,086	6,249	6,204	(2.6)	0.7
Book value per share	34.88	35.60	35.10	(2.0)	1.4
Performance measures
Comprehensive income	$99	$287	$815	(65.8)	(64.8)
Return on equity	9.8%	9.4%	6.3%
Return on equity, based on comprehensive income	1.6	4.6	13.8
Debt-to-capital ratio	11.5	11.2	8.9

2005 10-K Page 32

Invested assets and total assets have been relatively flat over the past two years as strong cash flow has been offset by lower unrealized investment gains. This led to a modest decline in shareholders’ equity and book value in 2005.
Comprehensive income is net income plus the change in net other accumulated comprehensive income. Change in net other accumulated comprehensive income is the year-over-year difference in unrealized gains on investments. In 2005 and 2004, comprehensive income declined because lower unrealized gains more than offset the increase in net income. Unrealized gains were down primarily because of a decline in the market value of our Fifth Third investment.
With net income growing and shareholders’ equity declining, return on equity rose over the past three years. Return on equity based on comprehensive income, however, declined in line with total comprehensive income.
We issued $375 million of long-term debt in 2004, raising total long-term debt to $791 million at year-end 2005 and 2004. Our ratio of long-term debt to capital (long-term debt plus shareholders’ equity) rose in 2004 following the new debt issue and remained stable in 2005.
Property Casualty Highlights

(Dollars in millions)				2005-2004	2004-2003
	2005	2004	2003	Change %	Change %

Property casualty highlights
Written premiums	$3,076	$2,997	$2,815	2.6	6.5
Underwriting profit	330	298	140	10.8	113.3
GAAP combined ratio	89.2%	89.8%	94.7%
Statutory combined ratio	89.0	89.4	94.2
The declining trend in overall written premium growth reflected the market factors discussed in Item 1, Commercial Lines and Personal Lines Property Casualty Insurance Segments, Page 10 and Page 11. In each of the past three years, our overall written premium growth rate has exceeded that of the industry. The estimated industry growth rate was 0.7 percent, 4.7 percent and 9.6 percent in 2005, 2004 and 2003, respectively. The 2005 overall industry premium growth rate included an estimated 33.9 percent decline in reinsurance sector premiums.
Our consolidated property casualty insurance underwriting profit rose in 2005 and 2004, and our combined ratio improved each year. (The combined ratio is the percentage of each premium dollar spent on claims plus all expenses — the lower the ratio, the better the performance.) The 2005 improvement reflected lower catastrophe losses, continued strong commercial lines underwriting results, a return to underwriting profitability for personal lines and above-average savings from favorable loss reserve development from prior accident years. The 2004 improvement reflected growth in premiums, in particular more adequate premium per policy, the benefits of other underwriting efforts and above-average savings from favorable loss reserve development from prior accident years.
The estimated industry average statutory combined ratios were 102.0 percent, 98.1 percent and 100.2 percent for 2005, 2004 and 2003, respectively. The 2005 overall industry combined ratio included an estimated 150.7 percent reinsurance sector ratio.
We also measure a variety of non-financial metrics for our property casualty operations. For example, we monitor our rank within our reporting agency locations. In 2004, we ranked No. 1 or No. 2 by premium volume in 74 percent of the locations that have marketed our products for more than five years. Other measures include subdivision of territories and new agency appointments. In 2005, we subdivided eight field territories, raising the total to 100, and appointed 41 new agency relationships. These new appointments and other changes in agency structures led to a net increase in reporting agency locations of 40 in 2005.
Agent satisfaction with our technology solutions is, and will continue to be, a requirement for maintaining our strong relationships with these agencies. In 2005, we made additional progress in implementing technology solutions that we believe should make it easier for agencies to do business with us. Among other milestones, we deployed our new commercial lines policy processing system to all of our agencies in Ohio for use in processing new and renewal businessowners policies. We also deployed our personal lines policy processing system in two additional states and made important upgrades and enhancements.
Measuring Our Success in 2006 and Beyond
We use a variety of metrics to measure the success of our strategies:
•	Maintaining our strong relationships with our established agencies, writing a significant portion of each agency’s business and attracting new agencies – In 2006, we expect to continue to rank No. 1 or No. 2 by premium volume in at least 74 percent or more of the locations that have marketed our products for more than five years. We expect to subdivide three field territories in 2006 and we are targeting 50 new agency appointments.

2005 10-K Page 33

In 2006, we expect to make further progress in our efforts to improve service to and communication with our agencies through our expanding portfolio of software. In particular, we will continue to deploy our commercial lines and personal lines quoting and policy processing systems that allow our agencies and our field and headquarters associates to collaborate on new and renewal business more efficiently and give our agencies choice and control. We discuss our technology plans for 2006 in Item 1, Technology Solutions, Page 4.
•	Achieving above-industry-average growth in property casualty statutory net written premiums and maintaining industry-leading profitability by leveraging our regional franchise and proven agency-centered business strategy — We believe our consolidated property casualty written premiums will be flat to slightly up in 2006 compared with the 2.6 percent increase in 2005. We may not achieve our objective of above-industry-average growth in 2006 because the modest growth we anticipate in commercial lines written premiums, despite increasing competition, may be offsetting the rate-driven declines we anticipate in personal lines written premiums. In addition, the overall industry premium growth is estimated at 3.3 percent in 2006, which includes an estimated 18.6 percent reinsurance sector growth rate. The 2006 industry growth rate for the commercial lines sector is estimated at 2.3 percent and the personal lines sector is estimated at 2.9 percent.
Our combined ratio estimate for 2006 is 92 percent to 94 percent on either a GAAP or statutory basis compared with 89.2 percent on a GAAP basis in 2005. We believe the most significant difference will be a lower level of savings from favorable loss reserve development from prior accident years. In 2006, we believe that savings is likely to reduce the combined ratio in the range of 2 to 3 percentage points. Higher-than-normal savings, particularly for liability coverages, reduced the 2005 combined ratio by 5.2 percentage points and the 2004 combined ratio by 6.7 percentage points.

We also have raised slightly our estimate of the impact to the 2006 combined ratio from catastrophe losses to the range of 4.0 and 4.5 percentage points from our historic range of 3.0 to 3.5 percentage points. We are taking into account the potential for severe weather, as we’ve seen in the past two years, and the higher retention on our new catastrophe reinsurance treaty. Both the loss and loss expense ratio and underwriting expense ratio trends could affect the combined ratios for our commercial lines and personal lines segments:
o	The degree of price softening in the commercial lines marketplace will affect the 2006 loss and loss expense ratio for that business area, as that ratio may move up slightly as pricing becomes more competitive.

o	The personal lines 2006 loss and loss expense ratio primarily will reflect our ability to offer competitive prices for our personal lines products in that changing marketplace. We believe we have taken the appropriate actions to maintain that ratio near the improved level we achieved in 2005.

o	For both commercial lines and personal lines, lower growth rates could lead to further unfavorable year-over-year comparisons in the ratios of deferred acquisition costs and other underwriting expenses to earned premiums. Continued investment in technology also may contribute to an increase in other underwriting expenses.
The estimated industry average 2006 combined ratio is 98.7 percent.
•	Pursuing a total return investment strategy that generates both strong investment income growth and capital appreciation - In 2006, we are estimating pretax investment income growth to again be in the range of 6.5 percent to 7.0 percent. This outlook is based on the higher anticipated level of dividend income from equity holdings, the investment of insurance operations cash flow and the higher-than-historical allocation of new cash flow to fixed-maturity securities over the past 18 months.

We do not establish annual capital appreciation targets. Over the long term, our target is to have the equity portfolio outperform the Standard & Poor’s 500 Index. Over the five years ended December 31, 2005, our compound annual equity portfolio return was a negative 0.8 percent compared with a compound annual total return of 0.5 percent for the Index. In 2005, our compound annual equity portfolio was a negative 4.2 percent, compared with a compound annual total return of 4.9 percent for the Index. Our equity portfolio underperformed the market for these periods because of the decline in the market value of our holdings of Fifth Third common stock over the past five years.
•	Increasing the total return to shareholders through a combination of higher earnings per share, growth in book value and increasing dividends - We do not announce annual targets for earnings per share or book value. Earnings results in 2006 will be tempered by the first quarter adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R) “Share-Based Payments,” which requires expensing the cost of associate options on our income statement. Our estimate of pro forma option expense, as detailed in Item 8, Note 1 to the Consolidated Financial Statements, Page 84, would have reduced earnings per share by 7 cents to 8 cents in each of the past three years.

2005 10-K Page 34

Over the long term, we look for our earnings per share growth to outpace that of a peer group of national and regional property casualty insurance companies. Long-term book value growth should approximate that of our equity portfolio.

The board of directors is committed to steadily increasing cash dividends and periodically authorizing stock dividends and splits. In February 2006, the board increased the indicated annual dividend rate 9.8 percent, marking the 46th consecutive year of increases in our indicated dividend rate. We believe our record of dividend increases is matched by only 11 other publicly traded corporations.

Over the long-term, we seek to increase earnings per share, book value and dividends at a rate that would allow long-term total return to our shareholders to exceed that of the Standard & Poor’s Composite 1500 Property Casualty Insurance Index. Over the past five years, our total return to shareholders of 40.9 percent matched the return on that Index.
•	Maintaining financial strength by keeping the ratio of debt to capital below 15 percent and purchasing reinsurance to provide investment flexibility - Based on our present capital requirements, we do not anticipate a material increase in debt levels during 2006. As a result, we believe our debt-to-capital ratio will remain in the range of 11 percent to 12 percent.

In December 2005, we finalized our reinsurance program for 2006, updating it to maintain the balance between the cost of the program and the level of risk we retain. Under the new program, our 2006 reinsurance premiums are expected to be $7 million lower than 2005, without taking into account the reinstatement premium incurred in 2005. We provide more detail on our reinsurance programs in 2006 Reinsurance Programs, Page 68.
Factors supporting our outlook for 2006 are discussed below in the Results of Operations for each of the four business segments.
Critical Accounting Estimates
Cincinnati Financial Corporation’s financial statements are prepared using GAAP. These principles require management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates.
The significant accounting policies used in the preparation of the financial statements are discussed in Item 8, Note 1 to the Consolidated Financial Statements, Page 84. In conjunction with that discussion, material implications of uncertainties associated with the methods, assumptions and estimates underlying the company’s critical accounting policies are discussed below. The audit committee of the board of directors reviews the annual financial statements with management and the independent registered public accounting firm. These discussions cover the quality of earnings, review of reserves and accruals, reconsideration of the suitability of accounting principles, review of highly judgmental areas including critical accounting policies, audit adjustments and such other inquiries as may be appropriate.
Property Casualty Insurance Loss and Loss Expense Reserves
Overview
Our most significant estimates relate to our reserves for property casualty loss and loss expenses. We believe that the stability of our business makes our historical data the most important source for establishing adequate reserve levels. We base reserve estimates on company experience and information from internal analyses and obtain additional information from the appointed actuary. When reviewing reserves, we analyze historical data and estimate the effect of various loss factors. We believe that the following represent the primary risks to our ability to estimate loss reserves accurately:
•	Court decisions or legislation that result in unanticipated coverage expansions on past and existing policies
•	Changes in medical inflation and mortality rates that affect workers compensation claims
•	Changes in claim cost trends, including the effects of general economic and tort cost inflation, not reflected in the historical data used to estimate loss reserves
•	Changes in reinsurance coverage, not reflected in reserving data, that affect the company’s net payments and net case reserves
•	Payment and reporting pattern changes attributable to the implementation of a new claims management system
•	Reporting pattern changes attributable to changes in case reserving practices, particularly with respect to umbrella liability claims
•	Absence of cost-effective methods for accurately assessing asbestos and environmental claim liabilities (see Property Casualty Insurance Reserves, Asbestos and Environmental Reserves, Page 63, for discussion of related reserve levels and trends)

2005 10-K Page 35

Any of these factors could cause our ultimate loss experience to be better or worse than reserves held, and the difference could be material. To the extent that reserves are inadequate and strengthened, the amount of such increase is treated as a charge in the period that the deficiency is recognized, raising the loss and loss expense ratio and reducing earnings. To the extent that reserves are redundant and released, the amount of the release is a credit in the period that the redundancy is recognized, reducing the loss and loss expense ratio and increasing earnings.
A reserve change of $31 million would have a 1 percentage point effect on the loss and loss expense ratio, based on 2005 earned premiums, a $20 million effect on income and an 11 cent effect on net income per share.
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
We establish case reserves for claims that have been reported within the parameters of coverage provided in the policy. Individual case reserves greater than $35,000 established by field claims representatives are reviewed by experienced headquarters claims supervisors while case reserves greater than $100,000 also are reviewed by headquarters claims managers. The estimates reflect informed judgment and experience of our claims associates based on general insurance reserving practices and their experience with the company. Case reserves are reviewed on a 90-day cycle, or more frequently if specific circumstances require, based on events such as the status of ongoing negotiations.
The anticipated effect of inflation is implicitly considered when estimating reserves for loss and loss expenses. While anticipated cost increases due to inflation are considered in estimating ultimate claim costs, increases in average severity of claims are caused by a number of factors that vary by individual type of policy. Average severity projections are based on historical trends adjusted for anticipated changes in underwriting standards, policy provisions and general economic trends. We do not discount any of our property casualty loss and loss expense reserves.
In 2001, we began to establish higher initial case reserves on serious injury claims to reflect recent experience indicating the likelihood that juries would ignore significant liability issues in cases involving seriously injured claimants.
To establish IBNR reserves on an annual basis, we use a variety of tools, including actuarial and statistical methods. These may include but are not limited to:
•	The Case Incurred Development Method
•	The Paid Development Method
•	The Bornhuetter-Ferguson Method
•	Probability Trend Family Methods
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
We conduct our thorough evaluation of the adequacy of reserves as of the end of the third quarter of each year. As a result, the most significant refinements in reserves historically have been implemented in the fourth quarter. Beginning in 2006, we are conducting a detailed supplemental review as of the end of the fourth quarter of each year in parallel with the outside actuarial review. Less detailed, periodic reviews of reserve adequacy are made at the other quarter ends. A loss review committee, including internal actuaries and representatives from management of multiple operating departments, is responsible for the quarterly review process.
The internal actuaries provide a point estimate and a range to summarize their analysis. At year-end 2005 and 2004, IBNR reserves differed from the internal actuarial point estimate by less than 1 percent of our loss and loss expense reserve.

2005 10-K Page 36

Adjusting Reserves
While we believe that reported reserves provide for all unpaid loss and loss expense obligations, the estimation processes involve a number of variables and assumptions. We believe this uncertainty is mitigated by the historical stability of our book of business and by our periodic reviews of estimates. As loss experience develops and new information becomes known, the reserves are reviewed and adjusted as appropriate. In this process, we monitor trends in the industry, cost trends, relevant court cases, legislative activity and other current events in an effort to ascertain new or additional exposures to loss. If we determine that reserves established in prior years were not sufficient or were excessive, the change is reflected in current-year results.
Actuarial Review
As part of our internal processes, we utilize an appointed actuary to provide management with an opinion regarding an acceptable range for adequate statutory reserves based on generally accepted actuarial guidelines.
Historically, we have established adequate reserves that have fallen in the upper half of the appointed actuary’s range. This approach has resulted in recognition of reserve redundancies for the past 10 years, as we discuss in Development of Loss and Loss Expenses, Page 62. Modestly redundant reserves support our business strategy to retain high financial strength ratings and remain a market for agencies’ business in all market conditions.
The appointed actuary conducts a thorough evaluation of the adequacy of reserves as of the end of the third quarter of each year and conduct a supplemental review of full-year data at year-end.
Asset Impairment
Fixed-maturity and equity investments are our largest assets. Certain estimates and assumptions made by management relative to investment portfolio assets are critical. The company’s asset impairment committee continually monitors investments and all other assets for signs of other-than-temporary and/or permanent impairment. Among other signs, the committee monitors significant decreases in the market value of the assets, changes in legal factors or in the business climate, an accumulation of costs in excess of the amount originally expected to acquire or construct an asset, uncollectability of all other assets, or other factors such as bankruptcy, deterioration of creditworthiness, failure to pay interest or dividends or signs indicating that the carrying amount may not be recoverable.
The application of our impairment policy resulted in other-than-temporary impairment charges and write-offs of investments that reduced our income before income taxes by $1 million, $6 million and $80 million in 2005, 2004 and 2003, respectively.
Other-than-temporary impairment in the value of securities is defined by the company as declines in valuation that meet specific criteria established in the asset impairment policy. Such declines often occur in conjunction with events taking place in the overall economy and market, combined with events specific to the industry or operations of the issuing corporation. These specific criteria include a declining trend in market value, the extent of the market value decline and the length of time the value of the security has been depressed, as well as subjective measures such as pending events and issuer liquidity. Generally, these declines in valuation are greater than might be anticipated when viewed in the context of overall economic and market conditions. We provide information regarding valuation of our invested assets in Item 8, Note 2 to the Consolidated Financial Statements, Page 88.
Our portfolio managers constantly monitor the status of their assigned portfolios for indications of potential problems or issues that may be possible impairment issues. If an impairment indicator is noted, the portfolio managers even more closely scrutinize the security.
Impairment charges are recorded for other-than-temporary declines in value, if, in the asset impairment committee’s judgment, there is little expectation that the value will be recouped in the foreseeable future. The impairment policy defines a security as distressed when it is trading below 70 percent of book value or has a Moody’s or Standard & Poor’s credit rating below B3/B-. Distressed securities receive additional scrutiny. In 2005 and earlier, a security would have been written down in the event of a declining market value for four consecutive quarters with quarter-end market value below 50 percent of book value, or when a security’s market value is 50 percent below book value for three consecutive quarters. Effective January 1, 2006, a security may be written down in the event of a declining market value for four consecutive quarters with quarter-end market value below 70 percent of book value, or when a security’s market value is 70 percent below book value for three consecutive quarters. A sudden and severe drop in market value that does not otherwise meet the above criteria is reviewed for possible immediate impairment.
When evaluating other-than-temporary impairments, the committee considers the company’s ability to retain a security for a period adequate to recover a significant percentage of cost. Because of the company’s investment philosophy and strong capitalization, it can hold securities that have the potential to recover value until their scheduled redemption, when they might otherwise be deemed impaired. Investment assets that

2005 10-K Page 37

have already been impaired are evaluated based on their adjusted book value and further written down, if deemed appropriate. The decision to sell or write down an asset with impairment indications reflects, at least in part, management’s opinion that the security no longer meets the company’s investment objectives. We provide detailed information about securities trading in a continuous loss position at year-end 2005 in Item 7A, Unrealized Investment Gains and Losses, Page 74. Other-than-temporary declines in the fair value of investments are recognized in net income as realized losses at the time when facts and circumstances indicate such write-downs are warranted.
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
Other-than-temporary and permanent impairments are distinct from the ordinary fluctuations seen in the value of a security when considered in the context of overall economic and market conditions. Securities considered to have a temporary decline would be expected to recover their market value, which may be at maturity. Under the same accounting treatment as market value gains, temporary declines (changes in the fair value of these securities) are reflected on our balance sheet in other comprehensive income, net of tax, and have no impact on reported net income.
Life Insurance Policy Reserves
We establish the reserves for traditional life insurance policies based on expected expenses, mortality, morbidity, withdrawal rates and investment yields, including a provision for uncertainty. Once these assumptions are established, they generally are maintained throughout the lives of the contracts. We use both our own experience and industry experience adjusted for historical trends in arriving at our assumptions for expected mortality, morbidity and withdrawal rates. We use our own experience and historical trends for setting our assumptions for expected expenses. We base our assumptions for expected investment income on our own experience adjusted for current economic conditions.
We establish reserves for our universal life, deferred annuity and investment contracts equal to the cumulative account balances, which include premium deposits plus credited interest less charges and withdrawals.
Employee Benefit Pension Plan
We have a defined benefit pension plan covering substantially all employees. Contributions and pension costs are developed from annual actuarial valuations. These valuations involve key assumptions including discount rates and expected return on plan assets, which are updated each year. Any adjustments to these assumptions are based on considerations of current market conditions. Therefore, changes in the related pension costs or credits may occur in the future due to changes in assumptions.
The key assumptions used in developing the 2005 net pension expense were a 5.75 percent discount rate, an 8.0 percent expected return on plan assets and rates of compensation increases ranging from 5 percent to 7 percent. The 8.0 percent return on plan assets assumption is based partially on the fact that substantially all of the investments held by the pension plan are common stocks that pay annual dividends. We believe this rate is representative of the expected long-term rate of return on these assets. These assumptions were consistent with the prior year except that the discount rate was reduced by one fourth of one percent due to current market conditions. In 2005, the net pension expense was $13 million. In 2006, we expect a net pension expense of $17 million, primarily as a result of a 0.25 percent reduction in the discount rate and increased service costs.
Holding all other assumptions constant, a 0.5 percentage point decline in the discount rate would lower our 2006 net income before income taxes by $2 million. Likewise, a 0.5 percentage point decline in the expected return on plan assets would lower our 2005 income before income taxes by $1 million.
In addition, the fair value of the plan assets exceeded the accumulated benefit obligation by $8 million at year-end 2005 and $16 million at year-end 2004. The fair value of the plan assets was less than the projected plan benefit obligation by $62 million at year-end 2005 and $41 million at year-end 2004. Market conditions and interest rates significantly affect future assets and liabilities of the pension plan. We expect to contribute approximately $10 million to the pension plan in 2006.
Deferred Acquisition Costs
We establish a deferred asset for costs that vary with, and are primarily related to, acquiring property casualty and life business. These costs are principally agent commissions, premium taxes and certain underwriting costs, which are deferred and amortized into income as premiums are earned. Deferred acquisition costs track with the change in premiums. Underlying assumptions are updated periodically to reflect actual experience. Changes in the amounts or timing of estimated future profits could result in adjustments to the accumulated amortization of these costs.

2005 10-K Page 38

For property casualty policies, deferred acquisition costs are amortized over the terms of the policies. For life policies, acquisition costs are amortized into income either over the premium-paying period of the policies or the life of the policy, depending on the policy type.
Contingent Commission Accrual
Another significant estimate relates to our accrual for contingent (profit-sharing) commissions. We base the contingent commission accrual estimates on property casualty underwriting results and on supplemental property casualty information. Contingent commissions are paid to agencies using a formula that takes into account agency profitability and other factors, such as prompt monthly payment of amounts due to the company. Due to the complexity of the calculation and the variety of factors that can affect contingent commissions for an individual agency, the amount accrued can differ from the actual contingent commissions paid. The contingent commission accrual of $108 million in 2005 contributed 3.5 percentage points to the property casualty combined ratio. If commissions paid were to vary from that amount by 5 percent, it would affect 2006 net income by $4 million, or 2 cents per share, and the combined ratio by approximately 0.2 percentage points.
Separate Accounts
We issue life contracts, referred to as bank-owned life insurance policies (BOLI). Based on the specific contract provisions, the assets and liabilities for some BOLIs are legally segregated and recorded as assets and liabilities of the separate accounts. Other BOLIs are included in the general account. For separate account BOLIs, minimum investment returns and account values are guaranteed by the company and also include death benefits to beneficiaries of the contract holders.
Separate account assets are carried at fair value. Separate account liabilities primarily represent the contract holders’ claims to the related assets and also are carried at the fair value of the assets. Generally, investment income and realized investment gains and losses of the separate accounts accrue directly to the contract holders and, therefore, are not included in our Consolidated Statements of Income. However, each separate account contract includes a negotiated realized gain and loss sharing arrangement with the company. This share is transferred from the separate account to our general account and is recognized as revenue or expense. In the event that the asset value of contract holders’ accounts is projected below the value guaranteed by the company, a liability is established through a charge to our earnings.
For our most significant separate account, written in 1999, realized gains and losses are retained in the separate account and are deferred and amortized to the contract holder over a five-year period, subject to certain limitations. Upon termination or maturity of this separate account contract, any unamortized deferred gains and/or losses will revert to the general account. In the event this separate account holder were to exchange the contract for the policy of another carrier, there would be a surrender charge equal to 10 percent of the contract’s account value during the first five years. Beginning in year six, the surrender charge decreases 2 percent a year to 0 percent in year 11. At year-end 2005, net unamortized realized gains amounted to $1 million. In accordance with this separate account agreement, the investment assets must meet certain criteria established by the regulatory authorities to whose jurisdiction the group contract holder is subject. Therefore, sales of investments may be mandated to maintain compliance with these regulations, possibly requiring gains or losses to be recorded, and charged to the general account. Potentially, losses could be material; however, unrealized losses in the separate account portfolio were less than $4 million at year-end 2005.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is provided in Item 8, Note 1 to the Consolidated Financial Statements, Page 84. We have determined that recent accounting pronouncements have not had nor are they expected to have any material impact on our consolidated financial statements.
Results of Operations
The consolidated results of operations reflect the operating results of each of our four segments along with the parent company and other non-insurance activities. The four segments are:
•	Commercial lines property casualty insurance
•	Personal lines property casualty insurance
•	Life insurance
•	Investments operations
We measure profit or loss for our property casualty and life segments based upon underwriting results. Insurance underwriting results (profit or loss) represent net earned premium less loss and loss expenses and underwriting expenses on a pretax basis. We also measure aspects of the performance of our commercial lines

2005 10-K Page 39

and personal lines segments on a combined property casualty insurance operations basis. Underwriting results and segment pretax operating income are not a substitute for net income determined in accordance with GAAP.
For the combined property casualty insurance operations as well as the commercial lines and personal lines segments, statutory accounting data and ratios are key performance indicators that we use to assess business trends and to make comparisons to industry results, since GAAP-based industry data generally is not readily available. We also use statutory accounting data and ratios as key performance indicators for our life insurance operations. We do not believe that inflation has had a material effect on consolidated results of operations, except to the extent that inflation may affect interest rates and claim costs.
Investments held by the parent company and the investment portfolios for the property casualty and life insurance subsidiaries are managed and reported as the investments segment, separate from the underwriting businesses. Net investment income and net realized investment gains and losses for our investment portfolios are discussed in the Investments Results of Operations.
The calculations of segment data are described in more detail in Item 8, Note 17 of the Consolidated Financial Statements, Page 98. The following sections review results of operations for each of the four segments. Commercial Lines Insurance Results of Operations begins on Page 41, Personal Lines Insurance Results of Operations begins on Page 47, Life Insurance Results of Operations begins on Page 52, and Investments Results of Operations begins on Page 54. We begin with an overview of our consolidated property casualty operations, which is the total of our commercial lines and personal lines segments. Our consolidated property casualty operations generated 81.2 percent of our revenues in 2005, and certain factors affected both of our property casualty segments.
Consolidated Property Casualty Insurance Results of Operations

(Dollars in millions)				2005-2004	2004-2003
	2005	2004	2003	Change %	Change %

Written premiums	$3,076	$2,997	$2,815	2.6	6.5

Earned premiums	$3,058	$2,919	$2,653	4.8	10.0

Loss and loss expenses excluding catastrophes	1,685	1,605	1,700	5.0	(5.6)
Catastrophe loss and loss expenses	127	148	97	(14.8)	53.4
Commission expenses	592	583	507	1.6	15.0
Underwriting expenses	319	274	194	16.3	40.6
Policyholder dividends	5	11	15	(52.3)	(25.0)

Underwriting profit	$330	$298	$140	10.8	113.3

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	55.1%	55.0%	64.1%
Catastrophe loss and loss expenses	4.1	5.1	3.6

Loss and loss expenses	59.2	60.1	67.7
Commission expenses	19.4	20.0	19.1
Underwriting expenses	10.4	9.4	7.3
Policyholder dividends	0.2	0.3	0.6

Combined ratio	89.2%	89.8%	94.7%

Factors that affected written premiums for property casualty insurance operations included:
•	New business written directly by agencies – New business written directly by agencies was $314 million, $330 million and $328 million in 2005, 2004 and 2003, respectively. New business levels reflect market conditions for commercial and personal lines.
•	Reinsurance reinstatement premiums – To restore affected layers of property catastrophe reinsurance programs, we incurred $8 million and $11 million in reinsurance reinstatement premiums in 2005 and 2004.
Favorable development of loss reserves from prior accident years affected the combined ratio for property casualty insurance operations. The 2005 and 2004 ratios benefited from higher than normal savings. The 2004 and 2003 ratios benefited from uninsured motorist/underinsured motorist (UM/UIM) reserve releases. Following an Ohio Supreme Court decision in late 2003 to limit its 1999 Scott-Pontzer vs. Liberty Mutual decision, we released UM/UIM reserves as follows:
•	2003 — We released $38 million pretax of previously established UM/UIM reserves, adding $25 million, or 14 cents per share, to net income in 2003.
•	2004 — In 2004, we reviewed outstanding UM/UIM claims for which litigation was pending. Those claims represented approximately $37 million in previously established case reserves. During the first quarter of 2004, we filed motions for dismissal in various jurisdictions for specific claims and released an additional $32 million in related case reserves. The reserve releases in 2004 added $21 million, or 12 cents per share, to net income.
•	2005 — In 2005, we stopped separately reporting on UM/UIM-related reserve actions.
The discussions of property casualty segments provide additional detail regarding these factors.

2005 10-K Page 40

Commercial Lines Insurance Results of Operations
Overview — Three-year Highlights
Performance highlights for the commercial lines segment include:
•	Premiums – As competition in our commercial markets continues to increase, our written premium growth rate has slowed because of the more competitive pricing environment and the underwriting discipline we have maintained for both renewal and new business. The primary source of growth in the past three years has been higher pricing on new and renewal commercial business aided by property insurance-to-value initiatives and more accurate risk classification. These more than offset our deliberate decisions not to write or renew certain business and the loss of some smaller accounts due to competition. We believe that our written premium growth rate continues to exceed the average for the overall commercial lines industry, which was estimated at 2.7 percent for 2005 and 2.3 percent for 2004. Earned premium growth has slowed because of the declining growth rate of written premiums. Reinsurance reinstatement premiums allocated to commercial lines reduced earned premium growth by 0.2 and 0.3 percentage points in 2005 and 2004, respectively.
•	Combined ratio – Our commercial lines combined ratio was very strong in 2005 and 2004 largely due to our programs to obtain more adequate premiums per policy and our underwriting efforts. The 3.3 percentage point increase in the 2005 ratio primarily was due to a rise in the loss and loss expense ratio. The increase reflected a single large loss in 2005 that increased the ratio by 1.1 percentage points and savings from favorable loss reserve development below the 2004 level. We discuss large losses and other factors affecting the combined ratio beginning on Page 42. We discuss the savings from favorable loss reserve development by commercial lines of business on Page 45.

Our commercial lines statutory combined ratio was 87.1 percent in 2005 compared with 83.7 percent in 2004 and 91.6 percent in 2003. By comparison, the estimated industry commercial lines combined ratio was 99.1 percent in 2005, 102.5 percent in 2004 and 100.2 percent in 2003.
Growth and Profitability
As competition in the commercial markets has increased, we have maintained our pricing discipline for both renewal and new business. Our independent agents reported steady pressure on pricing during 2005 and communicated that winning new business and retaining renewals required more pricing flexibility and careful risk selection. With the commercial lines pricing environment growing more competitive, we continue to rely on factors other than price to drive sales. Our agents look for the best insurance program for their clients, not just the best price. They serve policyholders well by presenting our value proposition – customized coverage packages, personal claims service and high financial strength ratings – all wrapped up in a convenient three-year commercial policy. We intend to remain a stable market for our agencies’ best business, and believe that our case-by-case approach gives us a clear advantage. Our field marketing associates and our independent agents work together to select risks and respond appropriately to local pricing trends. Historically, they have proven capable of balancing risk and price to achieve growth in new business over the longer term.
Staying abreast of evolving market conditions is a critical function, accomplished in both an informal and a formal manner. Informally, our field marketing representatives and underwriters are in constant receipt of market intelligence from the agencies with which they work. Formally, our commercial lines product management group and field marketing associates complete periodic market surveys to obtain competitive intelligence. This market information helps to identify the top competitors by line of business or specialty program and also identifies our market strengths and weaknesses. The analysis encompasses pricing, breadth of coverage and underwriting/eligibility issues. In addition to reviewing our competitive position, our product management group and our underwriting audit group review compliance with our underwriting standards as well as the pricing adequacy of our commercial insurance programs and coverages. Further, our research and development department analyzes opportunities and develops new products, new coverage options and improvements to existing insurance products.
In 2003 and 2004, all lines of business grew because of higher premiums per policy. In 2005, growth largely was driven by commercial multi-peril and other liability coverages with commercial auto premiums declining. Commercial auto is one of the first lines to experience pricing pressure because it often represents the largest portion of insurance costs for commercial policyholders. Commercial auto also is one of the larger, annually priced components of our three-year policies.
We have more aggressively identified and measured exposures to match coverage amounts and premiums to the risk. Where this matching is not possible, accounts are not renewed unless there are mitigating factors. As a result, we experienced no growth in overall commercial lines policy counts from 2003 to 2005. Agents tell us they agree with the need to carefully select risks and assure pricing adequacy. They appreciate the time our associates invest in creating solutions for their clients while protecting profitability, whether that means working on an individual case or developing modified policy terms and conditions that preserve flexibility, choice and other sales advantages.

2005 10-K Page 41

For new business, our field marketing associates and agents are working together to select risks and respond appropriately to local pricing trends. New commercial lines business was $282 million in 2005, unchanged from 2004. New business was $268 million in 2003.
We discuss growth by commercial lines of business on Page 45.
Commercial Lines Results

(Dollars in millions)				2005-2004	2004-2003
	2005	2004	2003	Change %	Change %

Written premiums	$2,290	$2,186	$2,031	4.7	7.6

Earned premiums	$2,254	$2,126	$1,908	6.0	11.4

Loss and loss expenses excluding catastrophes	1,222	1,083	1,176	12.9	(7.9)
Catastrophe loss and loss expenses	76	71	42	6.0	68.9
Commission expenses	438	423	361	3.6	17.1
Underwriting expenses	228	200	147	13.5	36.8
Policyholder dividends	5	11	15	(52.3)	(25.0)

Underwriting profit	$285	$338	$167	(15.6)	102.3

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	54.2%	50.9%	61.6%
Catastrophe loss and loss expenses	3.4	3.4	2.2

Loss and loss expenses	57.6	54.3	63.8
Commission expenses	19.5	19.9	18.9
Underwriting expenses	10.1	9.4	7.7
Policyholder dividends	0.2	0.5	0.8

Combined ratio	87.4%	84.1%	91.2%

Over the past three years, we have continued to focus on seeking and maintaining adequate premium per exposure as well as pursuing non-pricing means of enhancing longer-term profitability. These have included identifying the exposures we have for each risk and making sure we offer appropriate coverages, terms and conditions and limits of insurance. We continue to adhere to our underwriting guidelines, to re-underwrite books of business with selected agencies and to update policy terms and conditions, where necessary. In addition, we continue to leverage our strong local presence. Our field marketing representatives have met with every agency to reaffirm agreements on the extent of frontline renewal underwriting to be performed by local agencies. Loss control, machinery and equipment and field claims representatives continue to conduct on-site inspections. Field claims representatives prepare full risk reports on every account reporting a loss above $100,000 or on any risk of concern. Multi-departmental task forces have implemented programs to address concerns for specific areas such as contractor and commercial auto risks. These actions have helped to mitigate rising loss severity.
We describe the significant costs components for the commercial lines segment below.
Loss and Loss Expenses (excluding catastrophe losses)
Loss and loss expenses include both net paid losses and reserve additions for unpaid losses as well as the associated loss expenses. We believe more competitive market conditions were one factor in the 3.3 percentage point rise in the loss and loss expense ratio excluding catastrophes between 2005 and 2004. In addition, 2005 results include a single large loss that was insufficiently covered through our facultative reinsurance programs, which increased the 2005 loss and loss expenses by $24 million, net of reinsurance, or 1.1 percentage points. Savings from favorable loss reserve development was lower in 2005 than 2004, which we discuss by commercial lines of business on Page 45.
Underwriting actions that led to higher premiums on a relatively stable level of exposures contributed to the 10.7 percentage point decline in the loss and loss expense ratio excluding catastrophes between 2004 and 2003. In addition, savings from favorable loss reserve development was significantly higher in 2004 than 2003.
Re-underwriting our commercial lines book of business in the early 2000s has had an impact on reserve development patterns because we are seeing lower frequency of losses. The favorable development in 2005 and 2004 was also due to the headquarters claims department’s initiative, begun in 2001. Since 2001, we have been establishing higher initial case reserves on severe injury claims because our experience indicated that juries often ignore significant liability issues in cases involving seriously injured claimants. These higher initial amounts produce case reserves that reflect our full exposure more accurately. But some claims settle before reaching a jury and some juries make awards that are less than the “worst-case” scenario. As a result, some change in our case reserve development patterns allowed us to also reduce IBNR in 2005.
We monitor incurred losses by size of loss, business line, risk category, geographic region, agency, field marketing territory and duration of policyholder relationship, addressing concentrations or trends as needed. Our 2005 analysis indicated no significant concentrations other than trends in business lines that we address as part of our ongoing business operations. We also measure new losses and case reserve increases greater than $250,000 to track frequency and severity.

2005 10-K Page 42

These commercial lines large losses and case reserve increases have been in the range of 15 percent to 17 percent of annual earned premiums since 2003. The primary reason the contribution of these losses to the loss and loss expense ratio rose in 2005 was higher total new losses greater than $1 million. New losses greater than $1 million rose because of a rise in the number of these losses and the single large loss noted above. Total development and case reserve increases of $250,000 or more rose primarily because of two verdicts that exceeded the reserves we had established.
Commercial Lines Losses by Size

(Dollars in millions)				2005-2004	2004-2003
	2005	2004	2003	Change %	Change %

Losses $1 million or more	$124	$80	$89	54.3	(9.5)
Losses $250 thousand to $1 million	105	103	117	1.2	(11.9)
Development and case reserve increases of $250 thousand or more	149	133	121	12.7	9.9
Other losses	596	536	608	11.1	(11.8)

Total losses incurred excluding catastrophe losses	974	852	935	14.2	(8.8)
Catastrophe losses	76	71	42	6.0	68.9

Total losses incurred	$1,050	$923	$977	13.6	(5.4)

As a percent of earned premiums:
Losses $1 million or more	5.5%	3.8%	4.6%
Losses $250 thousand to $1 million	4.7	4.9	6.2
Development and case reserve increases of $250 thousand or more	6.6	6.2	6.3
Other losses	26.4	25.1	31.9

Loss ratio excluding catastrophe losses	43.2	40.0	49.0
Catastrophe loss ratio	3.4	3.4	2.2

Total loss ratio	46.6%	43.4%	51.2%

Catastrophe Loss and Loss Expenses
Commercial lines catastrophe losses, net of reinsurance and before taxes, were $76 million in 2005 compared with $71 million in 2004 and $42 million in 2003. The following table shows losses incurred, net of reinsurance, and subsequent development, for catastrophe losses in each of the past three years.
The Cincinnati Insurance Companies do not appoint agencies to actively market property casualty insurance in Louisiana, Mississippi or Texas. Our Hurricane Katrina and Rita losses included losses associated with commercial accounts written by agents in other states to cover locations and vehicles in multiple states, including Louisiana, Mississippi and Texas.
Hurricane Katrina losses also included $18 million in assumed losses. The Cincinnati Insurance Company participates in three assumed reinsurance treaties with two reinsurers that spread the risk of very high catastrophe losses among many insurers. The assumed losses from Hurricane Katrina included $16 million under a treaty with the Munich Re Group to assume 2 percent of property losses between $400 million and $1.2 billion from a single event. Munich Re has reserved its Hurricane Katrina losses above $1.2 billion. We reduced our participation in the Munich Re assumed reinsurance treaty to 1 percent in 2006.

2005 10-K Page 43

(In millions, net of reinsurance)			Incurred in calendar year ended December 31,
Occurence year	Cause of loss	Region	2005	2004	2003

2005
May	Wind, hail	Midwest	$4
July	Hurricane Dennis	South	5
August	Hurricane Katrina	South	36
September	Hurricane Rita	South	3
October	Hurricane Wilma	South	13
November	Wind, hail	Midwest	2
November	Wind	Midwest, South	2

Total			65

2004
May	Wind, hail	Midwest, Mid-Atlantic	0	$1
May	Wind, hail	Midwest, Mid-Atlantic, South	0	11
July	Wind, hail	Midwest, Mid-Atlantic, South	8	7
August	Hurricane Charley	South	0	16
September	Hurricane Frances	South	1	4
September	Hurricane Jeanne	Mid-Atlantic, South	1	4
September	Hurricane Ivan	Midwest, Mid-Atlantic, South	1	21
December	Wind, ice, snow	Midwest, South	0	5
Others			0	3

Total			11	72

2003 and prior
April	Wind, hail	Midwest, South	0	(2)	$5
May	Wind, hail	Midwest, South	1	0	17
July	Wind, hail	Midwest, Mid-Atlantic, South	0	2	2
July	Wind, hail	Midwest, Mid-Atlantic, South	(1)	0	6
September	Wind	Mid-Atlantic, South	0	0	5
November	Wind	Midwest, Mid-Atlantic, South	0	(1)	6
Others			0	0	1

Total			0	(1)	42

Calendar year total			$76	$71	$42

Commission Expenses
Commercial lines commission expense as a percent of earned premium declined by 0.4 percentage points in 2005 after rising by 1.0 percentage points in 2004. Profit-sharing, or contingent, commissions are calculated on the profitability of an agency’s aggregate book of business, taking into account longer-term profit, with a percentage for prompt payment of premiums and other criteria, and reward our agents’ efforts. These profit-based commissions generally fluctuate with our loss and loss expenses.
A refinement and subsequent release of a contingent commission over accrual from 2004 in the first three months of 2005 was responsible for 0.3 percentage points of the decline in 2005. The refinement reflected the use of final 2004 financial data to calculate the contingent commissions paid in 2005. Our 2005 contingent commission accrual reflected our estimate of the profit-sharing commissions that will be paid to our agencies in early 2006.
Underwriting Expenses
Non commission expenses rose to 10.1 percent of earned premium in 2005 from 9.4 percent in 2004 and 7.7 percent in 2003. The three-year rise in the ratio largely was due to unfavorable deferred acquisition cost comparisons resulting from slower premium growth, higher staffing expenses and increased taxes and fees that were partially due to a state guaranty fund refund in 2003. The software recovery discussed in Corporate Financial Highlights, Page 32, reduced the 2003 ratio by 0.8 percentage points.
Policyholder Dividends
Policyholder dividend expense was 0.2 percent of earned premium in 2005 compared with 0.5 percent in 2004 and 0.8 percent in 2003.

2005 10-K Page 44

Line of Business Analysis

(Dollars in millions)				2005-2004	2004-2003
Calendar year	2005	2004	2003	Change %	Change %

Commercial multi-peril:
Written premium	$809	$767	$713	5.4	7.6
Earned premium	796	751	673	5.9	11.6
Loss and loss expenses incurred	443	469	442	(5.5)	6.1
Loss and loss expenses ratio	55.7%	62.4%	65.6%
Loss and loss expense ratio excluding catastrophes	47.5	54.9	59.9
Workers compensation:
Written premium	$338	$320	$304	5.5	5.2
Earned premium	328	313	293	5.1	6.8
Loss and loss expenses incurred	300	251	235	19.4	6.6
Loss and loss expenses ratio	91.3%	80.3%	80.5%
Loss and loss expense ratio excluding catastrophes	91.3	80.3	80.5
Commercial auto:
Written premium	$447	$458	$434	(2.4)	5.5
Earned premium	456	450	419	1.4	7.4
Loss and loss expenses incurred	273	236	240	15.7	(1.8)
Loss and loss expenses ratio	59.8%	52.4%	57.3%
Loss and loss expense ratio excluding catastrophes	59.7	52.1	56.5
Other liability:
Written premium	$458	$424	$377	7.9	12.5
Earned premium	442	402	342	9.8	17.6
Loss and loss expenses incurred	187	116	183	61.7	(36.8)
Loss and loss expenses ratio	42.4%	28.8%	53.6%
Loss and loss expense ratio excluding catastrophes	42.4	28.8	53.6

Accident year	2005	2004	2003	2002	2001

Loss and loss expenses incurred:
Commercial multi-peril	$504	$459	$411	$408	$403
Workers compensation	256	245	231	236	230
Commercial auto	297	268	261	251	242
Other liability	269	210	193	156	123
Loss and loss expenses ratio:
Commercial multi-peril	63.4%	61.2%	61.1%	67.2%	75.3%
Workers compensation	78.0	78.3	78.9	80.2	91.2
Commercial auto	65.1	59.6	62.3	65.4	75.6
Other liability	60.8	52.3	56.5	56.8	57.1
In total, the commercial multi-peril, workers compensation, commercial auto and other liability lines of business accounted for 89.7 percent of total commercial lines earned premium compared with 90.1 percent in 2004 and 90.5 percent in 2003. Approximately 95 percent of our commercial lines premiums are written as packages, providing accounts with coverages from more than one business line. We believe that our commercial lines segment is best measured and evaluated on a segment basis. We have provided the table above and the discussion below to summarize growth and profitability trends separately for each of the four primary business lines.
The accident year loss data provides current estimates of incurred loss and loss expenses for the past five accident years. Accident year data classifies losses according to the year in which the corresponding loss event occurred, regardless of when the losses are actually reported, booked or paid.
Over the past three years, results for the business lines within the commercial lines segment have reflected our emphasis on underwriting and obtaining adequate pricing for covered risks, as discussed above.
Commercial Multi-peril
In 2005 and 2004, commercial multi-peril written premiums rose more rapidly than the total for commercial lines as a higher proportion of liability coverages were written in discounted packages because of competitive pricing pressures. Commercial multi-peril written premiums were lower in 2003 when some liability coverages were moved to nondiscounted policies. Nondiscounted policies are included in our other liability line of business.
Commercial multi-peril is our single largest business line. We believe this business line’s loss data provides the best indicator of the success of the growth and underwriting actions that we have implemented during the past five years. The higher general liability base rates that were effective in most states beginning in 2003 helped to offset a trend toward higher construction costs for 2005 and 2004 property claims.
In each of the last three calendar years, reserve changes for prior periods have contributed to results.
•	2005 – Favorable development lowered the loss and loss expense ratio by 7.7 percentage points. The favorable development largely was due to lower commercial multi-peril exposures because of

2005 10-K Page 45

prior-year transfers of business to non-discounted policies and to the benefits of changes made in 2002 to our general liability terms and conditions.
•	2004 – Reserve strengthening added 0.6 percentage points to the loss and loss expense ratio. Additions to reserves for environment claims were offset by favorable development of case reserves for non-environmental claims due to our headquarters claims department’s initiative to establish higher initial case reserves on severe injury claims.
•	2003 – Reserve strengthening added 2.0 percentage points to the loss and loss expense ratio because we added to our reserves for environmental claims.
In addition, the large loss discussed above added 2.9 percentage points to the 2005 ratio.
Workers Compensation
Conditions within the workers compensation market remained stable in 2005 and 2004 after improving between 1999 and 2003 as market pricing rose in most states, albeit offset by continued rising trends in loss severity. In 2005, workers compensation written premiums rose more rapidly than our total commercial lines written premiums as this business line appeared to experience less competitive pricing pressures than the overall commercial lines market in the second half of the year. As the commercial lines market has softened, however, insurers have displayed a greater willingness to write more desirable risks, and growth in the premium volume of state pools for workers compensation is declining.
Since 2002, we have chosen not to renew selected policies where we believed the aggregate exposure risk was excessive. Any new or renewal policy covering 200 or more employees at any one location receives added scrutiny as we seek to manage risk aggregation. We make workers compensation available as part of package policies for commercial lines policyholders in selected states as a competitive tool. We pay a lower commission rate on workers compensation business, which means this line has a higher loss and loss expense breakeven point than our other commercial business lines. In Ohio, our largest state, workers compensation coverage is a state monopoly, provided solely by the state instead of by private insurers.
The workers compensation loss and loss expense ratio rose in 2005 after remaining steady for several years, largely because of a higher level of reserve strengthening for older accident years.
•	2005 – Reserve strengthening added 13.3 percentage points to the loss and loss expense ratio. The reserve strengthening primarily was due to medical cost inflation and longer estimated payout periods compared with our original projections.
•	2004 – Reserve strengthening added 4.9 percentage points to the loss and loss expense ratio, which also was due to longer estimated payout periods.
•	2003 – Reserve strengthening added 4.3 percentage points to the loss and loss expense ratio, which also was due to medical cost inflation.
Commercial Auto
Written premiums declined 2.4 percent in 2005 after rising 5.5 percent in 2004, below the overall commercial lines growth rate. Commercial auto is one of the package policy components for which we calculate pricing annually. This line tends to be highly sensitive to competitive pressures.
In the past several years, we accelerated efforts to improve commercial auto underwriting and rate levels, making certain that vehicle use was properly classified. As a result of those actions and moderating industrywide severity and frequency trends, the loss and loss expense ratio for commercial auto remained at an acceptable level in 2005 despite pricing pressures, after improving from 2001 through 2004. Further, we continue to adhere to our underwriting guidelines to assure accurate classification and pricing.
A significant factor in the calendar year-over-year changes has been savings from favorable loss reserve development for prior years.
•	2005 – Favorable development lowered the loss and loss expense ratio by 5.3 percentage points. The savings largely were due to moderating frequency and severity trends.
•	2004 – Favorable development lowered the loss and loss expense ratio by 10.5 percentage points, including 4.6 percentage points due to the release of UM/UIM reserves. The remainder of the savings largely was due to moderating frequency and severity trends.
•	2003 – Favorable development lowered the loss and loss expense ratio by 8.8 percentage points, including 6.9 percentage points due to the release of UM/UIM case reserves. The release of UM/UIM-related IBNR reserves also contributed.
Other Liability
Other liability (commercial umbrella, commercial general liability and most executive risk policies) written premiums also grew more rapidly than our total commercial lines written premiums because of the growing number of policies written in non-discounted programs and the continuing rise in liability pricing. The growth

2005 10-K Page 46

rate is decelerating, however, because a higher proportion of accounts are being written in discounted packages because of competitive pricing pressures. Discounted policies are included in our commercial multi-peril line of business.
Director and officer coverage accounted for approximately 11 percent of other liability premium in 2005 compared with approximately 13 percent in 2004 and approximately 12 percent in 2003. Our director and officer policies are offered primarily to nonprofit organizations, reducing the risk associated with this line of business. As of December 31, 2005, three of our in-force director and officer policies were for Fortune 500 companies, 38 were for publicly traded companies (excluding banks and savings and loans) and 59 were for banks and savings and loans with more than $500 million in assets.
In large part because this business line also includes umbrella coverages, the calendar year loss and loss expense ratio tends to fluctuate significantly on a year-over-year basis. Our headquarters claims department’s initiative to establish higher initial case reserves on severe injury claims has the greatest effect on this business line:
•	2005 – Favorable development lowered the loss and loss expense ratio by 18.4 percentage points. Enforcement of stricter underwriting standards and a preference for lower limit policies contributed to favorable development for our commercial umbrella coverages.
•	2004 – Favorable development lowered the loss and loss expense ratio by 32.5 percentage points, including 2.0 percentage points due to the release of UM/UIM reserves.
•	2003 – Favorable development lowered the loss and loss expense ratio by 23.0 percentage points, including 2.6 percentage points due to the release of UM/UIM reserves.
Commercial Lines Insurance Outlook
Industrywide commercial lines written premiums are expected to rise approximately 2.3 percent in 2006. During 2005, agents reported that renewal pricing pressure had risen since the end of 2004 and new business pricing was requiring even more flexibility and more careful risk selection. During 2005, we needed to use credits more frequently to retain renewals of quality business – the larger the account, the higher the credits, with variations by geographic region and class of business. At the end of 2005, renewal rates on property coverages were generally flat to modestly down, exclusive of any changes in an account’s exposure. Renewal pricing on liability coverages was less affected by competitive pricing pressures, with some increases possible.
We intend to continue to market our products to a broad range of business classes, price our products adequately and take a package approach. We intend to maintain our underwriting selectivity and carefully manage our rate levels, as well as our programs that seek to accurately match exposures with appropriate premiums. We will continue to evaluate each risk individually and to make decisions regarding rates, the use of three-year commercial policies and other policy terms on a case-by-case basis, even in lines and classes of business that are under competitive pressure. New marketing territories created over the past several years and new agency appointments will contribute to commercial lines growth.
Prior to Hurricanes Katrina, Rita and Wilma, we anticipated 2006 commercial lines insurance market trends would reflect accelerated competition with pressure on pricing from the industry’s increasing surplus and improving profitability. We are uncertain what the effect of the hurricanes will be on commercial lines pricing going forward. We believe their effect on pricing largely will be limited to coastal markets and business lines directly affected by the storms.
We believe our approach should allow us to maintain most of the positive underlying improvements in profitability that have occurred over the past several years, but we do not believe favorable reserve development will contribute to underwriting profits as much in 2006 as in 2005 and 2004. In addition, underwriting expenses are rising. We discuss our overall outlook for the property casualty insurance operations in Measuring Our Success in 2006 and Beyond, Page 33,.
Personal Lines Insurance Results of Operations
Overview — Three-year Highlights
Performance highlights for the personal lines segment include:
•	Premiums – During the past three years, we have been working to address personal lines profitability. Because of our actions, the 2005 personal lines combined ratio was below 100 percent for the first time since 1999. However, as other carriers refined their pricing models , our pricing was less competitive and written premiums declined in 2005 after slowing in 2004. Industry average written premium growth was estimated at 3.5 percent for 2005 and 6.6 percent for 2004. Our earned premium growth has slowed as a result of the written premium trend. Reinsurance reinstatement premiums allocated to personal lines reduced our premium growth by 0.3 and 0.8 percentage points for 2005 and 2004, respectively.
•	Combined ratio – The substantial improvement in the 2005 combined ratio reflected our progress in lowering the homeowner loss and loss expense ratio and our lower catastrophe losses offset by higher

2005 10-K Page 47

noncommission underwriting expenses. The 2004 personal lines combined ratio was slightly above the prior year’s level. Higher catastrophe losses and underwriting expenses offset the improvement in the homeowner and personal auto loss and loss expense ratios excluding catastrophe losses.

Our personal lines statutory combined ratio was 94.3 percent in 2005 compared with 104.6 percent in 2004 and 102.9 percent in 2003. By comparison, the estimated industry personal lines combined ratio was 97.3 percent in 2005, 94.9 percent in 2004 and 98.4 percent in 2003.
Growth and Profitability
Personal lines insurance is a strategic component of our overall relationship with many of our agencies and an important component of agency relationships with their clients. We believe agents recommend Cincinnati personal insurance products for their value-oriented clients who seek to balance quality and price and are attracted by Cincinnati’s superior claims service and the benefits of our package approach. In the past 12 to 18 months, our personal lines rates in some territories did not allow our agents to market these benefits, resulting in a slight decline in our policy retention rate from its historical level above 90 percent.
The same factors that reduced policy retention have had an impact on new personal lines business. Personal lines new business premiums written directly by agencies declined 33.9 percent to $32 million in 2005 and declined 19.9 percent to $48 million in 2004.
We discuss premium trends by personal lines of business on Page 51.
Personal Lines Results

				2005-2004	2004-2003
(Dollars in millions)	2005	2004	2003	Change %	Change %

Written premiums	$786	$811	$784	(3.0)	3.4

Earned premiums	$804	$793	$745	1.4	6.4
Loss and loss expenses excluding catastrophes	463	522	524	(11.3)	(0.4)
Catastrophe loss and loss expenses	51	77	55	(34.2)	41.4
Commission expenses	154	160	146	(3.6)	9.7
Underwriting expenses	91	74	47	24.0	52.1

Underwriting profit(loss)	$45	$(40)	$(27)	214.0	45.8

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	57.6%	65.9%	70.3%
Catastrophe loss and loss expenses	6.3	9.7	7.3

Loss and loss expenses	63.9	75.6	77.6
Commission expenses	19.2	20.1	19.5
Underwriting expenses	11.3	9.3	6.5

Combined ratio	94.4%	105.0%	103.6%

Between 2000 and 2003, the industry implemented higher homeowner rates and imposed stricter enforcement of underwriting standards. In late 2004, price competition returned as insurers leveraged their higher profitability and stronger financial positions. The marketplace continued to become more competitive throughout 2005.
We began a strategic shift in 2004 from our traditional three-year to one-year homeowner policy terms. We are transitioning to one-year policies in conjunction with the state-by-state deployment of Diamond, our personal lines policy processing system. One-year policies allow us to promptly modify rates, terms and conditions in response to market changes. In mid-2004, we also began modifying policy terms to change homeowner policy earthquake deductibles to 10 percent from 5 percent in selected Midwestern states, reducing the company’s exposure to a single significant catastrophic event.
In 2004, as price competition began to emerge, we were in the early stages of our program to improve profitability for our homeowner line by raising rates and making changes to our policy terms and conditions.
From mid-2004 to mid-2005, we opted to delay rate changes because we felt it was important to fully commit our programming resources to completing necessary modifications and upgrades to our then-new Diamond policy processing system. During that time period, other carriers began making more aggressive use of segmented pricing models, generating lower rates for higher quality accounts. When some important system modifications were completed in mid-2005, we began filing rate and credit changes to better position our products in the market.
The introduction of Diamond in our higher volume states may also have contributed to lower growth rates. The focus required by our agencies to convert to the newer technology and adapt to new work flows may have diverted their resources from new business efforts. Diamond gives agencies additional choices to consider for their business operations and for policyholders. Agents are growing more familiar with the new options and workflow, and many now are seeing benefits from efficiencies as they renew business through the system.
During 2005, we increased the system’s processing power and availability and offered additional functionality requested by agency staff. For example, we began offering convenient account billing to direct bill customers,

2005 10-K Page 48

invoicing for multiple policies at one time, and electronic fund transfer, which accommodates new monthly payment plans. We continue to respond to agency requests for enhancements as we prepare Diamond for additional states.
Although our homeowner profitability lagged the industry, our actions resulted in substantial improvement in our personal lines combined ratio over the past three years. Our 2005 statutory combined ratio improved to 94.3 percent while the estimated industry combined ratio deteriorated 2.4 points to 97.3 percent. Moreover, we expect to realize additional profit improvements in 2006 as we continue the conversion to one-year policies written with updated rates, terms and conditions.
In mid-2006, we will introduce a limited program of rate segments incorporating insurance scores into pricing for our personal auto and homeowner products in states using Diamond and make other changes to our credits in states not yet using Diamond. This step should further improve our ability to compete for our agents’ highest quality personal lines accounts. We believe it will increase the opportunity to work with our agents on marketing the advantages of our personal lines products and services to their clients, which would help us resume growing in this business area.
We describe the significant costs components for the personal lines segment below.
Loss and Loss Expenses (excluding catastrophe losses)
Loss and loss expenses include both net paid losses and reserve additions for unpaid losses as well as the associated loss expenses. The improvement in the loss and loss expense ratio excluding catastrophes over the past three years was due to a 14.4 percentage point improvement in the homeowner ratio excluding catastrophe losses between 2005 and 2003 and a 10.4 percentage point improvement in the personal auto ratio excluding catastrophe losses over the same period. Savings from favorable loss reserve development, including the release of UM/UIM reserves, influenced those improvements. We discuss homeowner and personal auto trends separately beginning on Page 51.
We monitor incurred losses by size of loss, business line, risk category, geographic region, agency, field marketing territory and duration of policyholder relationship, addressing concentrations or trends as needed. Our 2005 analysis indicated no significant concentrations other than trends in business lines that we address as part of our ongoing business operations. We also measure new losses and case reserve adjustments greater than $250,000 to track frequency and severity. These personal lines large losses and case reserve increases declined as a percent of earned premiums in 2005 because of higher rates per exposure.
Personal Lines Losses by Size

				2005-2004	2004-2003
(Dollars in millions)	2005	2004	2003	Change %	Change %

Losses $1 million or more	$13	$17	$15	(26.0)	14.6
Losses $250 thousand to $1 million	34	43	41	(19.9)	4.9
Development and case reserve increases of $250 thousand or more	19	21	11	(7.7)	83.7
Other losses	339	371	391	(8.5)	(5.2)

Total losses incurred excluding catastrophe losses	405	452	458	(10.2)	(1.4)
Catastrophe losses	51	77	55	(34.2)	41.4

Total losses incurred	$456	$529	$513	(13.7)	3.1

As a percent of earned premiums:
Losses $1 million or more	1.5%	2.2%	2.0%
Losses $250 thousand to $1 million	4.3	5.4	5.5
Development and case reserve increases of $250 thousand or more	2.4	2.6	1.5
Other losses	42.2	46.8	52.5

Loss ratio excluding catastrophe losses	50.4	57.0	61.5
Catastrophe loss ratio	6.3	9.7	7.3

Total loss ratio	56.7%	66.7%	68.8%

2005 10-K Page 49

Catastrophe Loss and Loss Expenses
Personal lines catastrophe losses, net of reinsurance and before taxes, were $51 million in 2005 compared with $77 million in 2004 and $55 million in 2003. The following table shows losses incurred, net of reinsurance, and subsequent development, for catastrophe losses in each of the past three years.

(In millions, net of reinsurance)			Incurred in calendar year ended December 31,
Occurence year	Cause of loss	Region	2005	2004	2003

2005
January	Wind, ice snow, freezing	Midwest, Mid-Atlantic	$1
May	Wind, hail	Midwest	8
July	Hurricane Dennis	South	2
August	Hurricane Katrina	South	11
October	Hurricane Wilma	South	12
November	Wind, hail	Midwest	9
November	Wind	Midwest, South	10

Total			53

2004
May	Wind, hail	Midwest, Mid-Atlantic	0	$9
May	Wind, hail	Midwest, Mid-Atlantic, South	0	20
July	Wind, hail	Midwest, Mid-Atlantic, South	(1)	5
August	Hurricane Charley	South	0	10
September	Hurricane Frances	South	1	7
September	Hurricane Jeanne	Mid-Atlantic, South	0	2
September	Hurricane Ivan	Midwest, Mid-Atlantic, South	1	18
December	Wind, ice, snow	Midwest, South	(3)	8
Others			0	2

Total			(2)	81

2003 and prior
April	Wind, hail	Midwest, South	0	(2)	$31
May	Wind, hail	Midwest, South	0	0	17
July	Wind, hail	Midwest, Mid-Atlantic, South	0	(1)	5
July	Wind, hail	Midwest, Mid-Atlantic, South	0	0	1
September	Wind	Mid-Atlantic, South	0	(1)	4
November	Wind	Midwest, Mid-Atlantic, South	0	0	1
Others			0	0	(4)

Total			0	(4)	55

Calendar year total			$51	$77	$55

Commission Expenses
Commission expense as a percent of earned premium declined by 0.9 percentage points in 2005, largely paralleling the decline in written premiums, after rising 0.6 percentage points in 2004. Profit-sharing, or contingent, commissions are calculated on the profitability of an agency’s aggregate book of business, taking into account longer-term profit, with a percentage for prompt payment of premiums and other criteria. A refinement and subsequent release of a contingent commission over accrual from 2004 in the first three months of 2005 was responsible for 0.2 percentage points of the decline in 2005.
Underwriting Expenses
Noncommission expenses rose to 11.3 percent of earned premium in 2005 from 9.3 percent in 2004 and 6.5 percent in 2003. The three-year rise in the ratio largely was due to higher technology expenses, unfavorable deferred acquisition cost comparisons resulting from slower premium growth, higher staffing expenses and increased taxes and fees that were partially due to a state guaranty fund refund in 2003. The software recovery discussed in Corporate Financial Highlights Page 32, reduced the 2003 ratio by 1.1 percentage points.

2005 10-K Page 50

Line of Business Analysis

(Dollars in millions)				2005-2004	2004-2003
Calendar year	2005	2004	2003	Change %	Change %

Personal auto:
Written premium	$410	$453	$447	(9.4)	1.2
Earned premium	433	451	428	(4.0)	5.4
Loss and loss expenses incurred	261	298	304	(12.5)	(2.1)
Loss and loss expenses ratio	60.2%	66.1%	71.1%
Loss and loss expense ratio excluding catastrophes	59.7	65.1	70.1
Homeowner:
Written premium	$290	$273	$254	6.3	7.3
Earned premium	285	259	239	10.2	8.2
Loss and loss expenses incurred	212	249	222	(14.6)	12.2
Loss and loss expenses ratio	74.5%	96.1%	92.7%
Loss and loss expense ratio excluding catastrophes	58.4	69.3	72.8

Accident year	2005	2004	2003	2002	2001

Loss and loss expenses incurred:
Personal auto	$267	$297	$305	$289	$259
Homeowner	215	254	227	207	193
Loss and loss expenses ratio:
Personal auto	61.8%	66.0%	71.2%	74.3%	71.9%
Homeowner	75.4	98.1	95.0	98.6	101.4
The personal auto and homeowner business lines together accounted for 89.2 percent, 89.5 percent and 89.5 percent of total personal lines earned premiums in 2005, 2004 and 2003, respectively. Our intent is to write personal auto and homeowner coverages in personal lines packages that may also include personal umbrella liability, watercraft and other coverages. As a result, we believe that the personal lines segment is best measured and evaluated on a segment basis. We have provided the table above and the discussion below to summarize growth and profitability trends separately for the two primary business lines.
The accident year loss data provides current estimates of incurred loss and loss expenses for the past five accident years. Accident year data classifies losses according to the year in which the corresponding loss event occurred, regardless of when the losses are actually reported, booked or paid.
Personal Auto
Written and earned premiums for the personal auto line declined in 2005 after rising in 2004. As noted above, the decline in 2005 primarily was due to price competition in some states and territories, which has resulted in lower policy renewal retention and significantly lower new business levels. We are continuing to modify selected rates and credits to address our competitive position.
The loss and loss expense ratio for personal auto improved from an already strong level over the three years because of higher pricing. For selected agencies, we use re-underwriting programs to review and to strengthen underwriting standards, requiring motor vehicle reports for insured drivers, and to develop strategies to increase the company’s penetration of the agency’s personal lines business.
Calendar year-over-year changes in the loss and loss expense ratio have included loss reserve development. In 2005, savings from favorable loss reserve development from prior accident years lowered the loss and loss expense ratio by 1.6 percentage points. In 2004 and 2003, reserve strengthening added 0.2 percentage points and 2.1 percentage points, respectively, to the loss and loss expense ratio.
Homeowner
Written and earned premiums for the homeowner line rose in 2005 and 2004. Written premiums rose because of the effect of rate increases, which served to offset lower policy renewal retention and significantly lower new business levels. Earned premiums continued to benefit from written premium growth in earlier periods.
At year-end 2005, approximately 56 percent of all homeowner policies had been converted to a one-year term, up from approximately 27 percent at year-end 2004. We are continuing to renew homeowner policies for three-year terms in nine states until the Diamond roll out is planned for those states. Renewal rates on those three-year policies reflect all rate changes enacted over the past several years. This can cause those policies to renew at a significantly higher cost for the policyholders, even if the price is competitive.
The loss and loss expense ratio for the homeowner line excluding catastrophe losses improved in 2005 and 2004. Unusually high catastrophe losses in 2004 interrupted two years of improvement in the loss and loss expense ratio including catastrophe losses. Favorable loss reserve development from prior accident years lowered the loss and loss expense ratio by 1.0 percentage points in 2005, 2.2 percentage points in 2004 and 3.1 percentage points in 2003.
We continue to seek to improve homeowner results so that this line achieves profitability. Since we generally do not allocate noncommission expenses to individual business lines, to measure homeowner profitability, we

2005 10-K Page 51

assume total commission and underwriting expenses would contribute approximately 30 percentage points to our homeowner combined ratio. Lower levels of premium growth could affect our ability to attain that level in 2006 and beyond.
We also assume catastrophe losses as a percent of homeowner earned premium would be in the range of 17 percent. Over the past three years, catastrophe losses have averaged approximately 21 percent of homeowner earned premiums. We believe it will take until 2007 for the full benefit of our pricing and underwriting actions to be reflected in homeowner results.
Personal Lines Insurance Outlook
Industry experts currently anticipate industrywide personal lines written premiums will rise approximately 2.9 percent in 2006, with personal auto premiums expected to rise about 2.5 percent and homeowner premiums expected to rise 4.2 percent.
A number of factors contribute to our assessment of the potential for personal lines growth:
•	Competitive rates – We are working on a number of rate setting initiatives to make our personal auto and homeowner rates competitive in all of our territories. We work with our agents to establish rates that are attractive to our agencies’ quality accounts. In mid-2006, we will introduce a limited program of rate segments incorporating insurance scores into rates for our personal auto and homeowner policies to further improve our pricing for our agents’ quality accounts. We believe the opportunity exists to work with our agents to market the advantages of our personal lines products to their clients, which would help us resume growing in this business area.
•	Policy characteristics – In keeping with industry practices, most of our homeowner products no longer automatically cover guaranteed replacement costs. We add specific charges for some optional coverages previously included at no charge, such as limited replacement cost and water damage coverages. Policyholders who need the water damage protection now can select the amount of coverage that meets their needs. However, these changes and our transition to one-year homeowner policies may have diminished the factors that distinguished our products.
•	Diamond introduction – The use of the Diamond system by agencies writing approximately 70 percent of personal lines volume is a significant accomplishment. We believe the system ultimately will make it easier for agents to place personal auto, homeowner and other personal lines business with us, while greatly increasing policy-issuance and policy-renewal efficiencies and providing direct-bill capabilities. Agents using Diamond chose direct bill for 37 percent and headquarters printing for 75 percent of policy transactions in 2005, options that generally were not available on our previous system.
•	New agencies – The availability of Diamond should help us increase the number of agencies that offer our personal lines products, which also should contribute to personal lines growth. We currently market both homeowner and personal auto insurance products through 773 of our 1,253 reporting agency locations in 22 of the 32 states in which we market commercial lines insurance. We market homeowner products through 22 locations in three additional states (Maryland, North Carolina and West Virginia.)
In addition to the rate modifications currently underway, we identify several other factors that may affect the personal lines combined ratio in 2006 and beyond. Personal lines underwriters continue to focus on insurance-to-value initiatives to verify that policyholders are buying the correct level of coverage for the value of the insured risk, and we are carefully maintaining underwriting standards. However, if premiums decline more than we expect, the personal lines expense ratio may be higher than the 2005 level, because some of our costs are relatively fixed, such as our planned investments in technology. We discuss our overall outlook for the property casualty insurance operations in Measuring Our Success in 2006 and Beyond, Page 33.
Life Insurance Results of Operations
Overview — Three-year Highlights
Performance highlights for the life insurance segment include:
•	Revenues – Revenue growth has accelerated over the past three years as gross in-force policy face amounts increased to $51.493 billion at year-end 2005 from $44.921 billion at year-end 2004 and $38.492 billion at year-end 2003.
•	Profitability – The life insurance segment reports a small GAAP profit because investment income is included in investment segment results, except investment income credited to contract holders (interest assumed in life insurance policy reserve calculations). Results improved in 2005 and 2004 because operating expenses remained level and mortality experience remained within pricing guidelines as premiums continued to rise.

At the same time, we recognize assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life

2005 10-K Page 52

products. For that reason, we also evaluate GAAP data including all investment activities on life insurance-related assets.

GAAP net income on that basis grew 23.8 percent in 2005 to $47 million and 74.1 percent in 2004 to $38 million. The life insurance portfolio had pretax realized investment gains of $17 million in 2005 compared with $9 million of gains in 2004 and $10 million of pretax realized investment losses in 2003.
Life Insurance Results

				2005-2004	2004-2003
(In millions)	2005	2004	2003	Change %	Change %

Written premiums	$205	$193	$143	6.5	34.7

Earned premiums	$106	$101	$95	5.7	5.5
Separate account investment management fees	4	3	2	18.5	31.9

Total revenues	110	104	97	6.0	6.1

Contract holders benefits incurred	102	95	91	7.2	3.5
Investment interest credited to contract holders	(51)	(46)	(43)	12.9	5.7
Expenses incurred	52	53	52	(0.3)	0.2

Total expenses	103	102	100	0.8	0.9

Life insurance segment profit (loss)	$7	$2	$(3)	334.2	147.5

Growth
We offer term, whole life and universal life products, fixed annuities and disability income products. Revenues in 2005 were derived principally from:
•	Premiums from traditional products, principally term insurance, which contributed 71.3 percent
•	Fee income from interest-sensitive products, principally universal life insurance, which contributed 25.5 percent
•	Separate account investment management fee income, which contributed 3.2 percent
Our life insurance subsidiary reported total statutory written premiums of $205 million in 2005 compared with $193 million in 2004, which included premiums for two general account BOLI policies totaling $10 million, and $143 million in 2003. Written premiums for life insurance operations for all periods include life insurance, annuity and accident and health premiums.
In 2005, our life insurance segment experienced a 2.0 percent rise in applications submitted and a 4.9 percent increase in gross face amounts issued, primarily due to continued strong sales of term insurance marketed through the company’s property casualty agency force.
Over the past several years, we have worked to maintain a portfolio of straightforward and up-to-date products, primarily under the LifeHorizons name. Our product development efforts emphasize death benefit protection and guarantees.
For example, a new term series that includes a return-of-premium feature replaced the existing term portfolio in 2005. Reaction to the new portfolio has been favorable with approximately 25 percent of applications requesting the return-of-premium feature. In 2006, we are introducing a new universal life product that offers a secondary guarantee that keeps the death benefit in force provided a competitive minimum premium requirement is met.
Distribution expansion remains a high priority. In the past several years, we have added life field marketing representatives for the western and northeastern states.
Profitability
Life segment expenses consist principally of:
•	Insurance benefits paid and reserve increases related to traditional life and interest-sensitive products, which accounted for 66.0 percent of 2005 expenses and 64.3 percent of 2004 expenses
•	Commissions, general and other business expenses, net of deferred acquisition costs, which accounted for 34.0 percent of 2005 expenses and 35.7 percent of 2004 expenses
Life segment profitability depends largely on premium levels, the adequacy of product pricing, underwriting skill and operating efficiencies. Life segment results include only investment interest credited to contract holders (interest assumed in life insurance policy reserve calculations). The remaining investment income is reported in the investment segment results. The life investment portfolio is managed to earn target spreads between earned investment rates on general account assets and rates credited to policyholders. We consider the amount of assets under management and investment income for the life investment portfolio as key performance indicators for the life insurance segment.
We seek to maintain a competitive advantage with respect to benefits paid and reserve increases by consistently achieving better than average claims experience due to skilled underwriting. Commissions paid by

2005 10-K Page 53

the life insurance operation are on par with industry averages. During the past several years, we have invested in imaging and workflow technology and have significantly improved application processing. We have achieved efficiencies while maintaining our service standards.
Life Insurance Outlook
As the life insurance company seeks to improve penetration of our property casualty agencies, our objective is to increase premiums and contain expenses. We continue to emphasize the cross-serving opportunities afforded by worksite marketing of life insurance products. In 2006, we are exploring additional programs to simplify the worksite marketing sales process, including electronic enrollment software. We also intend to enhance our worksite product portfolio to make it more attractive to agents. We believe these strategies will allow us to continue to increase our worksite marketing business area.
Term insurance is our largest life insurance product line. We continue to introduce new term products with features our agents indicate are important. In addition to the changes in our term life insurance portfolio, we are implementing our new universal life products.
Marketplace and regulatory changes during 2004 have affected the cost and availability of reinsurance for term life insurance issued since the beginning of 2005. We are addressing this situation by retaining no more than a $500,000 exposure, ceding the balance using excess over retention mortality coverage and retaining the policy reserve. Retaining the policy reserve has no direct impact on GAAP results. However, because of the conservative nature of statutory reserving principles, retaining the policy reserve unduly depresses our statutory earnings and requires a large commitment of capital. We anticipate favorable regulatory changes as we discuss in Item 1, Life Insurance Segment, Page 13. We believe we will be able to continue to grow in the term life insurance marketplace while appropriately managing risk, at a cost that allows the life insurance company to achieve its internal performance targets.
Investments Results of Operations
Overview — Three-year Highlights
The investment segment contributes investment income and realized gains and losses to results of operations. Investments provide our primary source of pretax and after-tax profits.
•	Investment income – Pretax investment income reached a new record in 2005, rising 6.9 percent from the prior record in 2004. Growth in investment income over the past two years has been driven by strong cash flow for new investments, higher interest income from the growing fixed-maturity portfolio and increased dividend income from the common stock portfolio.
•	Realized gains and losses – We reported realized gains in 2005 and 2004 largely due to investment sales. The realized loss in 2003 was due to other-than-temporary impairment charges.
Investment Results

				2005-2004	2004-2003
(In millions)	2005	2004	2003	Change %	Change %

Investment income:
Interest	$280	$252	$235	11.2	7.2
Dividends	244	239	227	2.1	5.0
Other	8	6	8	29.4	(23.0)
Investment expenses	(6)	(5)	(5)	(22.3)	(13.0)

Total net investment income	526	492	465	6.9	5.6

Investment interest credited to contract holders	(51)	(46)	(43)	12.9	5.7

Net realized investment gains and losses:
Realized investment gains and losses	69	87	30	(20.7)	189.9
Change in valuation of embedded derivatives	(7)	10	9	(167.2)	7.9
Other-than-temporary impairment charges	(1)	(6)	(80)	78.5	92.0

Net realized investment gains (losses)	61	91	(41)	(33.1)	321.7

Investment operations income	$536	$537	$381	(0.4)	40.6

Investment Income
The advantages of strong cash flow in the past three years have been somewhat offset by the challenge of investing in a low interest rate environment. The allocation of new investment dollars to fixed-maturity securities during most of 2005 and 2004 added to investment income growth.
Overall, common stock dividends contributed 43.7 percent of pretax investment income in 2005 compared with 43.9 percent in 2004 and 42.3 percent in 2003. Fifth Third, our largest equity holding, contributed 43.6 percent of total dividend income in 2005. We discuss our Fifth Third investment in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Page 70. In 2005, 36 of the 49 common stock holdings in the portfolio raised their indicated annual dividend payout, as did 33 of the 51 in 2004 and 29 of 51 in 2003.

2005 10-K Page 54

Net Realized Investment Gains and Losses
Net realized investment gains and losses are made up of realized investment gains and losses on the sale of securities, changes in the valuation of embedded derivatives within certain convertible securities and other-than-temporary impairment charges. These three areas are discussed below.
Realized Investment Gains and Losses
Realized investment gains in 2005 and 2004 largely were due to the sale of equity holdings. We buy and sell both fixed-maturity and equity securities on an ongoing basis to help achieve our portfolio objectives.
In 2005 and 2003, we had gains from the sale of equity holdings that no longer met our investment parameters or were obtained from convertible securities whose underlying common stock was never intended to be a long-term holding. Included in 2005 were the initial sales of a portion of our ALLTEL holding. We completed the sale of our entire ALLTEL position in January 2006. We discuss this sale in Item 1, Investments Segment, Page 15, and Item 8, Note 2 to the Consolidated Financial Statements, Page 88.
In 2004, we sold $356 million in equity holdings as part of a program to support the financial strength ratings of our property casualty insurance operations. We selected holdings to sell primarily based on the belief of the investment committee and management that these securities would have a lower dividend growth rate over the next several years when compared with other holdings in the portfolio. We also considered the potential tax effect of any unrealized gains. Partial sales of holdings in which we held over $100 million in fair value at year-end 2003 contributed $311 million.
We sold fixed-maturity investments during the past three years as part of our portfolio management strategies. The majority of these were bonds disposed of due to rating or credit concerns, including several in the airline and auto related industries. Although we prefer to hold fixed-maturity investments until they mature, a decision to sell reflects our perception of a change in the underlying fundamentals of the security and preference to allocate those funds to investments that more closely meet the established parameters for long-term stability and growth. Our opinion that a security fundamentally no longer meets our investment parameters may reflect a loss of confidence in the issuer’s management, a change in underlying risk factors (such as political risk, regulatory risk, sector risk or credit risk), or a recovery from a previously impaired value.
Realized gains in the past three years also have included gains from the sale of previously impaired securities.
Change in the Valuation of Embedded Derivatives
In 2005, we recorded $7 million in fair value declines compared with $10 million in fair value increases in 2004 and $9 million in fair value increases in 2003. These changes in fair value are due to the application of SFAS No. 133, which requires measurement of the fluctuations in the value of the embedded derivative features in selected convertible securities. The changes in fair values are recognized in net income in the period they occur. See Item 8, Note 1 to the Consolidated Financial Statements, Page 84, for details on the accounting for convertible security embedded options.
Other-than-temporary Impairment Charges
In 2005, we recorded $1 million in write-downs of investments that we deemed had experienced an other-than-temporary decline in market value versus $6 million in 2004 and $80 million in 2003. The factors we consider when evaluating impairments are discussed in Critical Accounting Estimates, Asset Impairment, Page 37. The other-than-temporary impairment charges represented less than 0.1 percent of our total invested assets at year-end 2005 and 2004 and 0.6 percent of our total invested assets at year-end 2003. Other-than-temporary impairment charges also include unrealized losses of holdings that we have identified for sale but not yet completed a transaction.
The significant decline in other-than-temporary impairment in 2005 and 2004 was due to prior impairments in the portfolio, disposition of certain securities in prior years and an improvement in the general financial climate.
The majority of the other-than-temporary write-downs in the past three years were due to:
•	2005 – one auto-related convertible preferred security for $1 million
•	2004 – two airline-related tax-exempt municipal bonds totaling $5 million
•	2003 – 31 high-yield corporate bonds written down $39 million and 10 convertible securities written down $26 million. Market value declines in 2003 largely related to events specific to the issuer rather than industry issues, although $58 million of the $80 million write-downs were concentrated in the utility/merchant energy trading, airline and healthcare industries.

2005 10-K Page 55

Other-than temporary impairment charges from the investment portfolio by the asset class we described in Item 1, Investments Segment, Page 15, are summarized below:

	Years ended December 31,
(Dollars in millions)	2005	2004	2003

Taxable fixed maturities:
Number of securities impaired	2	1	42
Percent to total owned	0%	1%	6%
Impairment amount	$(1)	$0	$(66)
New book value	1	2	36
Percent to total owned	0%	1%	1%

Tax-exempt fixed maturities:
Number of securities impaired	0	2	5
Percent to total owned	0%	0%	1%
Impairment amount	$0	$(5)	$(6)
New book value	0	9	3
Percent to total owned	0%	1%	0%

Common equities:
Number of securities impaired	0	1	2
Percent to total owned	0%	2%	4%
Impairment amount	$0	$(1)	$(8)
New book value	0	0	5
Percent to total owned	0%	0%	0%

Preferred equities:
Number of securities impaired	0	0	0
Percent to total owned	0%	0%	0%
Impairment amount	$0	$0	$0
New book value	0	0	0
Percent to total owned	0%	0%	0%

Short-term investments:
Number of securities impaired	0	0	0
Percent to total owned	0%	0%	0%
Impairment amount	$0	$0	$0
New book value	0	0	0
Percent to total owned	0%	0%	0%

Total:

Number of securities impaired	2	4	49

Percent to total owned	0%	0%	3%
Impairment amount	$(1)	$(6)	$(80)

New book value	$1	$11	$44

Percent to total owned	0%	0%	1%
Other-than temporary impairment charges from the investment portfolio by industry are summarized as follows:

	Years ended December 31,
(Dollars in millions)	2005	2004	2003

Automotive	$(1)	$0	$(1)
Airline	0	(5)	(18)
Utility/merchant energy/trading	0	0	(30)
Healthcare	0	0	(10)
Other	0	(1)	(21)

Total	$(1)	$(6)	$(80)

Investments Outlook
We believe investment income growth for 2006 could be in the range of 6.5 percent to 7.0 percent. Our outlook is based on the anticipated level of dividend income, the strong cash flow from insurance operations and the higher-than-normal allocation of new cash flow to fixed-maturity securities over the past 18 months. Dividend increases within the last 12 months by Fifth Third and another 35 of the 49 common stock holdings in the equity portfolio should add $15 million to annualized investment income. In 2006, our investment department will allocate the after-tax proceeds of the ALLTEL common stock sale in line with our overall investment philosophy, with a focus on replacing the approximately $20 million in ALLTEL dividend income received in 2005.

2005 10-K Page 56

We believe impairments in 2006 should be limited to securities that have been identified for sale or that have experienced a sharp decline in fair value with little or no warning because of issuer-specific events. All but two securities in the portfolio were trading at or above 70 percent of book value at December 31, 2005. Our asset impairment committee continues to monitor the investment portfolio. The current asset impairment policy is in Critical Accounting Estimates, Asset Impairment, Page 37.
Other
In 2005, other income of the insurance subsidiaries, parent company operations and non-investment operations of CFC Investment Company and CinFin Capital Management Company resulted in $12 million in revenues compared with $8 million in 2004 and $7 million in 2003. Losses before income taxes of $50 million in 2005 were primarily due to $52 million in interest expense from debt of the parent company. Losses before income taxes were $37 million in 2004 and $38 million in 2003, when interest expense was $36 million and $33 million, respectively.
Taxes
Income tax expense was $221 million in 2005 compared with $216 million in 2004 and $106 million in 2003. The effective tax rate for 2005 was 26.8 percent compared with 27.0 percent in 2004 and 22.0 percent in 2003. In addition to higher underwriting profits, the higher tax rate in 2005 and 2004 reflected a higher level of capital gains, compared with capital losses in 2003.
We pursue a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. Details regarding our effective tax rate are found in Item 8, Note 10 to the Consolidated Financial Statements, Page 93.
Liquidity and Capital Resources
Liquidity and capital resources represent the overall financial strength of our company and our ability to generate cash flows to meet the short- and long-term cash requirements of business obligations and growth needs. We seek to maintain prudent levels of liquidity and financial strength for the protection of our policyholders, creditors and shareholders.
The parent company’s primary means of meeting liquidity requirements are dividends from our insurance subsidiary and income from investments held at the parent-company level supported by our capital resources. At year-end 2005, we had shareholders’ equity of $6.086 billion and total debt of $791 million. Our ability to access the capital markets and short-term bank borrowing provide other potential sources of liquidity. One way we seek to maintain financial strength is by keeping our ratio of debt to capital below 15 percent. Our parent company’s cash requirements include dividends to shareholders, interest payments on our long-term debt, common stock repurchases and general operating expenses.
Our insurance subsidiary’s primary sources of liquidity are premiums and investment income. Its cash needs primarily consist of paying property casualty and life insurance loss and loss expenses as well as ongoing operating expenses and payments of dividends to the parent company. Although we have never sold investments to pay claims, the sale of investments would provide an additional source of liquidity, if required. After satisfying operating cash requirements, excess cash flows are invested in fixed-maturity and equity securities, leading to the potential for increases in future investment income and unrealized appreciation.
Sources of Liquidity
Subsidiary Dividends
Our insurance subsidiary declared dividends to the parent company of $275 million in 2005, $175 million in 2004 and $50 million in 2003. State of Ohio regulatory requirements restrict the dividends insurance subsidiaries can pay. Generally, the most Ohio-domiciled insurance subsidiaries can pay without prior regulatory approval is the greater of 10 percent of statutory surplus or 100 percent of statutory net income for the prior calendar year up to the amount of statutory unassigned surplus as of the end of the prior calendar year. Dividends exceeding these limitations may be paid only with approval of the Ohio Department of Insurance. During 2006, total dividends that our lead insurance subsidiary can pay to our parent company without regulatory approval are approximately $517 million.
Insurance Underwriting
Our property casualty and life insurance operations provide liquidity because premiums generally are received before losses are paid under the policies purchased with those premiums. After satisfying our cash requirements, excess cash flows are used for investment, increasing future investment income.

2005 10-K Page 57

This table shows a summary of cash flow of the insurance subsidiary (direct method):

	Years ended December 31,
(In millions)	2005	2004	2003

Written premiums	$3,187	$3,055	$2,771
Loss and loss expenses paid	1,752	1,694	1,617
Commissions and other underwriting expenses paid	951	889	774

Insurance subsidiary cash flow from underwriting	484	472	380
Investment income received	427	362	332

Insurance subsidiary operating cash flow	$911	$834	$712

Historically, cash receipts from property casualty and life insurance premiums, along with investment income, have been more than sufficient to pay claims, operating expenses and dividends to the parent company. While first-year life insurance expenses normally exceed the premiums, subsequent premiums are used to generate investment income until the time the policy benefits are paid.
After paying claims and operating expenses, cash flows from underwriting were essentially unchanged in 2005 after rising 21.5 percent in 2004. We discuss our future obligations for claims payments in Contractual Obligations, Page 59, and our future obligations for underwriting expenses in Commissions and Other Underwriting Expenses, Page 60. Based on our outlook for commercial lines, personal lines and life insurance, we believe that cash flows from underwriting could decline in 2006. A lower level of cash flow available for investment could lead to reduced potential for increases in future investment income and capital gains.
Investing Activities
Investment income is a primary source of liquidity for both the parent company and insurance subsidiary. The transfer of equity holdings to our insurance subsidiary from the parent company in 2004 increased the amount of investment income generated at the subsidiary level but had no effect on consolidated investment income. As we discuss under Investments Results of Operations, Page 54, investment income rose in each of the past three years, and we expect investment income to grow 6.5 percent to 7.0 percent in 2006.
Realized gains also can provide liquidity, although we follow a buy-and-hold investment philosophy seeking to compound cash flows over the long-term. When we dispose of investments, we generally reinvest the gains in new investment securities. Disposition of investments occurs for a number of reasons:
•	Sales of fixed-maturity investments – We prefer to hold fixed-maturity securities until maturity. Any decision to sell or to reduce a holding reflects our perception of a change in the underlying fundamentals of the security and our preference to allocate those funds to investments that more closely meet our established parameters for long-term stability and growth.
•	Call or maturity of fixed-maturity investments – Calls and maturities of fixed-maturity investments are a function of the yield curve. The pace of calls of fixed maturities declined in 2005 because of a stabilization of interest rates. In the past several years, we have purchased U.S. agency paper with higher coupons and shorter call protection features.
•	Sales of equity securities investments – In 2005, we continued to sell equity positions previously identified. We also recorded the initial ALLTEL sales in 2005. Sales of equity securities rose in 2004 due to the sale of $356 million in equity holdings as part of our program to support the financial strength ratings of our property casualty insurance operations. Holdings to be sold were selected primarily based on the investment committee’s and management’s belief that these securities would have a lower dividend growth rate over the next several years when compared with other holdings in the portfolio. We also considered the potential tax effect of any unrealized gains.
We generally have substantial discretion in the timing of investment sales and, therefore, the resulting gains or losses that are recognized in any period. That discretion generally is independent of the insurance underwriting process. In 2006, we expect to continue to limit the disposition of investments to those that no longer meet our investment parameters or those that reach maturity or are called by the issuer. The sale of equity investments that no longer meet our investment criteria can provide cash for investment in common stocks that we perceive to have greater potential for capital appreciation and income growth.
Capital Resources
At year-end 2005, our debt-to-capital ratio was 11.5 percent. We had $791 million of long-term debt and no borrowings on our short-term lines of credit. We generally have minimized our reliance on debt financing although we may utilize lines of credit to fund short-term cash needs.
We provide details of our three long-term notes in Item 8, Note 7 to the Consolidated Financial Statements, Page 91. None of the notes are encumbered by rating triggers.

2005 10-K Page 58

We issued $375 million aggregate principal amount of 6.125% senior notes in 2004. The $368 million net proceeds from the offering:
•	Paid off $183 million in short-term debt.
•	Are financing the construction of an estimated $100 million office building and parking garage to be situated at the headquarters located in Fairfield beginning in 2005, as announced in August 2004.
•	Are available for general corporate purposes.
As of March 3, 2006, our senior debt issues were rated aa- by A.M. Best, A+ by Fitch, A2 by Moody’s and A by Standard & Poor’s.
At year-end 2005, we had two lines of credit totaling $125 million with no outstanding balance. One line of credit for $75 million was established more than five years ago and has no financial covenants. The second line of credit is an unsecured $50 million line of credit from Fifth Third Bank established in 2005. It is available for general corporate purposes and contains customary financial covenants.
Based on our present capital requirements, we do not anticipate a material increase in debt levels during 2006. As a result, we believe our debt-to-capital ratio will remain in the range of 11 percent to 12 percent.
As a long-term investor, we historically have followed a buy-and-hold investing strategy. This policy has generated a significant amount of unrealized appreciation on equity investments. Unrealized appreciation, before deferred income taxes, was $5.067 billion and $5.840 billion at year-end 2005 and 2004, respectively. On an after-tax basis, it constituted 54.0 percent of total shareholders’ equity at year-end 2005.
Off-balance Sheet Arrangements
We do not utilize any special-purpose financing vehicles or have any undisclosed off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on the company’s financial condition, results of operation, liquidity, capital expenditures or capital resources. Similarly, the company holds no fair-value contracts for which a lack of marketplace quotations would necessitate the use of fair-value techniques.
Uses of Liquidity
Our parent company and insurance subsidiary have contractual and other obligations. In addition, one of our primary uses of cash is to enhance shareholder return.
Contractual Obligations
At December 31, 2005, we estimated our future contractual obligations as follows:

	Payment due by period
	Within	Years	Years	More than
(In millions)	1 year	2-3	4-5	5 years	Total

Contractual obligations:
Net property casualty claims payments	$1,009	$1,054	$474	$574	$3,111
Net life claims payments	6	0	0	0	6
Interest on long-term debt	52	104	104	1,048	1,308
Long-term debt	0	0	0	795	795
Annuitization obligations	15	45	30	104	194
Headquarters building expansion	20	63	0	0	83
Computer hardware and software	10	2	1	1	14
Other invested assets	9	10	1	0	20

Total	$1,121	$1,278	$610	$2,522	$5,531

Claims Payments
Our estimate of material commitments for net property casualty claims payments was approximately 56.2 percent of the estimated contractual obligations at year-end 2005.
We direct our associates to settle claims and pay losses as quickly as practical and made $1.752 billion in net claim payments during 2005. At year-end 2005, we had net property casualty reserves of $3.111 billion, reflecting $1.605 billion in unpaid amounts on reported claims (case reserves), $669 million in loss expense reserves and $837 million in estimates of IBNR claims. The specific amounts and timing of obligations related to case reserves and associated loss expenses are not set contractually. The amounts and timing of obligations for IBNR claims and related loss expenses are unknown. We discuss the adequacy of our property casualty and life insurance loss and loss expense reserves in Property Casualty Insurance Reserves, Page 61.
The historic pattern of using premium receipts for the payment of loss and loss expenses has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of the loss reserves. The modified duration of our fixed-maturity portfolio was 7.1 years at year-end 2005. By contrast, the duration of our loss and loss expense reserves was 3.1 years and the duration of all liabilities was 2.8 years. We believe this difference in duration does not affect our ability to meet current obligations because cash flow

2005 10-K Page 59

from operations is sufficient to meet these obligations. In addition, our investment strategy has led to substantial unrealized gains from holdings in equity securities. These equity holdings could be liquidated to meet higher than anticipated loss and loss expenses.
We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen circumstances such as catastrophe losses, reinsurer insolvencies, changes in the timing of claims payments, increases in claims severity, reserve deficiencies or inadequate premium rates. We believe catastrophic events are the most likely cause of an unexpected rise in claims severity or frequency.
Our reinsurance program mitigates the liquidity risk of a single large loss or an unexpected rise in claims severity or frequency due to a catastrophic event. Reinsurance does not relieve us of our obligation to pay covered claims. The financial strength of our reinsurers is important because our ability to recover for losses under one of our reinsurance agreements depends on the financial viability of the reinsurer.
While we believe that historical performance of property casualty and life loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimate of contractual obligations. We believe that we could meet our obligations under a significant and unexpected change in the timing of these payments because of the liquidity of our invested assets, strong financial position and access to lines of credit.
Long-term Debt and Interest on Long-Term Debt
Our estimate of material commitments for long-term debt was approximately 14.4 percent and our estimate of material commitments for interest on long-term debt was approximately 23.6 percent of the estimated contractual obligations at year-end 2005.
Our interest expense rose in 2005 to an annual rate of approximately $52 million due to our 2004 issuance of $375 million aggregate principal amount of 6.125% senior notes due 2034. We generally have tried to minimize our reliance on debt financing and do not expect a material increase in interest expense in the near future.
Annuitization Obligations
Our estimate of material commitments for obligations due under annuities written by our life insurance subsidiary was approximately 3.5 percent of the estimated contractual obligations at year-end 2005.
Headquarters Building Expansion
The construction of our new office building and parking garage to be situated at our headquarters located in Fairfield is expected to require approximately $83 million over the next three years. The construction project is on schedule and on budget. As of December 31, 2005, construction costs totaled $18 million. We expect construction to be completed by September 2008.
We invested $100 million of the proceeds from our 2004 issuance of $375 million aggregate principal amount of 6.125% senior notes due 2034 in short-term investments to fund this obligation.
Computer Hardware and Software
We expect to need approximately $14 million over the next five years for material commitments for computer hardware and software, including maintenance contracts on hardware and other known obligations. We discuss below the non-contractual expenses we anticipate for computer hardware and software in 2006.
Commissions and Other Underwriting Expenses
In addition to our contractual obligations, our insurance operations use cash for commission and other underwriting expenses.
As discussed above, commissions and other underwriting expenses paid rose in each the past two years, reflecting the operating expense trends we discuss in the Commercial Lines and Personal Lines Insurance Results of Operations, Page 41 and Page 47. Commission payments also include contingent, or profit-sharing, commissions, which are paid to agencies using a formula that takes into account agency profitability and other factors, such as prompt monthly payment of amounts due to the company. Commission payments generally track with written premiums. Contingent commission payments in 2006 will be influenced by the excellent profitability we generated in 2005 and 2004.
Many of our operating expenses are not contractual obligations, but reflect the ongoing expenses of our business. Staffing is the largest component of our operating expenses and is expected to rise again in 2006, reflecting the 4.3 percent average annual growth in our associate base over the past three years. Our associate base has grown as we focus on enhancing service to our agencies and staffing additional field territories. Other expenses should rise in line with our growth.

2005 10-K Page 60

In addition to contractual obligations for hardware and software, we anticipate investing approximately $16 million in key technology initiatives in 2006, including spending for the development and rollout of our commercial lines policy processing systems that we discuss in Item 1, Technology Solutions, Page 4. Capitalized development costs related to key technology initiatives totaled $11 million in 2005. These activities are conducted at our discretion and we have no material contractual obligations for activities planned as part of these projects.
Investing Activities
Excess cash flows from underwriting, investment and other corporate activities are invested in fixed-maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. See Item 1, Investments Segment, Page 15, for a discussion of our investment strategy, portfolio allocation and quality. Since the second quarter of 2004, virtually all of our available cash flow has been used to purchase fixed-maturity investments to reduce our property casualty subsidiary’s ratio of common stock to statutory surplus.
Purchases of fixed-maturity securities rose significantly in 2005 and 2004. Due to the allocation of a higher percentage of new investment dollars to fixed-maturity investments, equity securities purchases in 2005 and 2004 were below the level of 2003. Purchases in 2005 included $144 million of nonredeemable preferred stock. We evaluate nonreedemable preferred stocks similar to the evaluation we make for fixed-maturity investments, seeking attractive relative yields.
In 2006, we anticipate continuing to use the majority of available cash flow to purchase fixed-maturity investments and preferred stock. Common stock purchases primarily will be funded with proceeds of common stock sales. The trend of ratios we monitor could permit some common stock purchases with cash flow from operations.
Uses of Capital
Uses of cash to enhance shareholder return include:
•	Dividends to shareholders – Over the past 10 years, the company has paid an average of 42 percent of net income as dividends, with the remaining 58 percent available to reinvest for future growth and for share repurchases. The ability of the company to continue paying cash dividends is subject to factors the board of directors may deem relevant.

In February 2006, the board of directors authorized a 9.8 percent increase in the regular quarterly cash dividend to an indicated annual rate of $1.34 per share. In 2005, 2004 and 2003, we paid cash dividends of $204 million, $177 million and $156 million.
•	Common stock repurchase – Our board believes that stock repurchases can help fulfill our commitment to enhancing shareholder value. Consequently, the board has authorized the repurchase of outstanding shares. Common stock repurchases for treasury have continued at a steady pace over the last several years and occur when we believe that stock prices on the open market are favorable for such repurchases. At a minimum, we would expect the repurchase to offset dilution of option exercises. In 2005, 2004 and 2003, we used $63 million, $66 million and $55 million for share repurchase.

In 2005, the board authorized a 10 million share repurchase program to replace a program authorized in 1999. At year-end 2005, 9.5 million shares remained authorized for repurchase under the 2005 program.

The details of the repurchase activity are described in Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Page 27. Between February 1999 and year-end 2005, we have repurchased 14.8 million shares at a total cost to the company of $543 million. We do not adjust number of shares repurchased and average price per repurchased share for stock dividends.
Property Casualty Insurance Reserves
At year-end 2005, the total reserve balance, net of reinsurance, was $3.111 billion, compared with $2.977 billion at year-end 2004 and $2.845 billion at year-end 2003. We provide a reconciliation of the property casualty reserve balances with the loss and loss expense liability on the balance sheet in Item 8, Note 4 to the Consolidated Financial Statements, Page 90. The reserves reflected in the financial statements are management’s best estimate.
The appointed actuary’s range for adequate statutory reserves, net of reinsurance, was $2.921 billion to $3.153 billion for 2005; $2.794 billion to $3.032 billion for 2004; and $2.696 billion to $2.906 billion for 2003. The assumptions used to establish the recommended ranges were consistent with the actuary’s practices. Historically, we have established reserves in the upper half of the actuary’s range, as discussed in Critical Accounting Estimates, Property Casualty Loss and Loss Expense Reserves, Page 35.

2005 10-K Page 61

In addition to our conclusions regarding adequate reserve levels, other factors that have affected reserve levels over the past three years included:
•	Increases in coverage in force in selected business lines
•	New business
•	Higher initial case reserves on liability claims
•	Judicial decisions and mass tort claims
•	Loss cost inflation in selected lines
The types of coverages we offer and the risk levels retained have a direct influence on the development of claims. Specifically, claims that develop quickly and have lower risk retention levels generally are more predictable.
As we discuss in Commercial Lines Insurance Segment Reserves, Page 64, re-underwriting the commercial lines book of business beginning in 2000, including decisions to non-renew certain policyholders due to risk levels and to increase rates to better reflect exposure levels, has resulted in improved profitability. We believe the program has led to a lower risk profile for the overall commercial lines segment, which has contributed to favorable loss reserve trends.
As we discuss in Personal Lines Insurance Segment Reserves, Page 66, we are seeking to improve our personal lines segment performance, in particular the homeowner business line, partially by reducing risk exposure through changes in policy terms and conditions. We do not expect our actions in personal lines to have a material impact on loss reserve trends, largely due to the relatively short-tail nature of homeowner claims.
In 2003 and 2004, $70 million in reserves were released following the November 2003 Ohio Supreme Court’s limiting of its 1999 Scott-Pontzer v. Liberty Mutual decision. The reserve releases were primarily made in the commercial auto and other liability business lines. Following the fourth-quarter 2003 reserve review, reserve levels were modified to reflect management’s assessment that mold claims behaved similar to asbestos and environmental claims, and reserves for these claims should be estimated using similar methods. These changes have been seen predominately in the commercial multi-peril business line. We expect that mold exclusions added to our commercial policies beginning in 2003 will mitigate this issue after 2006.
Further, beginning in 2003, reserve levels reflected the need to establish higher expense reserves because of the rise in litigation costs due to larger and more complex claims. These changes have been seen predominately in commercial multi-peril and other liability business lines. Beginning in 2002, our conclusions regarding reserve levels for all business lines reflected refinement of the manner in which the value of future salvage and subrogation for claims already incurred were estimated.
Development of Loss and Loss Expenses
We reconcile the beginning and ending balances of our reserve for loss and loss expenses at December 31, 2005, 2004 and 2003, in Item 8, Note 4 to the Consolidated Financial Statements, Page 90. The reconciliation of our year-end 2004 reserve balance to net incurred losses one year later recognizes approximately $160 million in redundant reserves.
The table below shows the development of the estimated reserves for loss and loss expenses the past 10 years.
•	Section A shows our total property casualty loss and loss expense reserves recorded at the balance sheet date for each of the indicated calendar years on a gross and net basis. Those reserves represent the estimated amount of loss and loss expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to the company.
•	Section B shows the cumulative net amount paid with respect to the previously recorded reserve as of the end of each succeeding year. For example, as of December 31, 2005, we had paid $1.053 billion of loss and loss expenses in calendar years 1996 through 2005, for losses that occurred in accident years 1995 and prior. An estimated $130 million of losses remain unpaid as of year-end 2005 (net re-estimated reserves of $1.183 billion less cumulative paid loss and loss expenses of $1.053 billion).
•	Section C shows the re-estimated amount of the previously reported reserves based on experience as of the end of each succeeding year. The estimate is increased or decreased as we learn more about the frequency and severity of claims.
•	Section D, cumulative net redundancy, represents the aggregate change in the estimates for all years subsequent to the year the reserves were initially established. For example, reserves established at December 31, 1995, had developed a $398 million redundancy over 10 years, net of reinsurance, which has been reflected in income over the 10 years. The effects on income in 2005, 2004 and 2003 of changes in estimates of the reserves for loss and loss expenses for all accident years are shown in the reconciliation below.

2005 10-K Page 62

	Calendar year ended December 31,
(In millions)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

A. Originally reported reserves for unpaid loss and loss expenses:

Gross of reinsurance	$1,690	$1,824	$1,889	$1,978	$2,093	$2,401	$2,865	$3,150	$3,386	$3,514	$3,629
Reinsurance recoverable	109	122	112	138	161	219	513	542	541	537	518

Net of reinsurance	$1,581	$1,702	$1,777	$1,840	$1,932	$2,182	$2,352	$2,608	$2,845	$2,977	$3,111

B. Cumulative net paid as of:
One year later	$453	$499	$522	$591	$697	$758	$799	$817	$817	$907
Two years later	732	761	853	943	1,116	1,194	1,235	1,235	1,293
Three years later	884	965	1,067	1,195	1,378	1,455	1,455	1,519
Four years later	992	1,075	1,207	1,327	1,526	1,526	1,614
Five years later	1,049	1,152	1,283	1,412	1,412	1,623
Six years later	1,093	1,205	1,333	1,333	1,464
Seven years later	1,123	1,146	1,239	1,366
Eight years later	1,146	1,045	1,260
Nine years later	1,045	1,159
Ten years later	1,053

C. Net reserves re-estimated as of:
One year later	$1,429	$1,582	$1,623	$1,724	$1,912	$2,120	$2,307	$2,528	$2,649	$2,817
Two years later	1,380	1,470	1,551	1,728	1,833	2,083	2,263	2,377	2,546
Three years later	1,279	1,405	1,520	1,636	1,802	2,052	2,178	2,336
Four years later	1,236	1,380	1,465	1,615	1,771	2,010	2,153
Five years later	1,227	1,326	1,466	1,608	1,757	1,999
Six years later	1,189	1,333	1,463	1,602	1,733
Seven years later	1,205	1,333	1,460	1,577
Eight years later	1,210	1,332	1,435
Nine years later	1,208	1,305
Ten years later	1,183

D. Cumulative net redundancy as of:
One year later	$152	$120	$154	$116	$20	$62	$45	$80	$196	$160
Two years later	201	232	226	112	99	99	89	231	299
Three years later	302	297	257	204	130	130	174	272
Four years later	345	322	312	225	161	172	199
Five years later	354	376	311	232	175	183
Six years later	392	369	314	238	199
Seven years later	376	369	317	263
Eight years later	371	370	342
Nine years later	373	397
Ten years later	398

Net liability re-estimated—latest	$1,208	$1,332	$1,460	$1,602	$1,757	$2,010	$2,178	$2,377	$2,649	$2,817
Re-estimated recoverable—latest	180	172	182	209	216	243	504	542	532	539

Gross liability re-estimated—latest	$1,388	$1,504	$1,642	$1,811	$1,973	$2,253	$2,682	$2,919	$3,181	$3,356

Cummulative gross redundancy	$302	$320	$247	$167	$120	$148	$183	$231	$205	$158

In evaluating the development of our estimated reserves for loss and loss expenses for the past 10 years, note that each amount includes the effects of all changes in amounts for prior periods. For example, payments or reserve adjustments related to losses settled in 2005 but incurred in 1999 are included in the cumulative deficiency or redundancy amount for 2000 and each subsequent year. In addition, this table presents calendar year data, not accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this data.
Differences between the property casualty reserves reported in the accompanying consolidated balance sheets (prepared in accordance with GAAP) and those same reserves reported in the annual statements (filed with state insurance departments in accordance with statutory accounting practices – SAP), relate principally to the reporting of reinsurance recoverables, which are recognized as receivables for GAAP and as an offset to reserves for SAP.
Asbestos and Environmental Reserves
We believe that our asbestos and environmental reserves, including mold reserves, are adequate at this time and that these coverage areas are immaterial to our financial position due to the types of accounts we have insured in the past.
Loss and loss expenses incurred for all asbestos and environmental claims were $12 million, or 0.7 percent of total loss and loss expenses in 2005, compared with $41 million, or 2.4 percent in 2004, and $28 million, or 1.6 percent, in 2003. The increase in 2004 was primarily due to mold claims prior to the introduction of the mold exclusion to our policy forms.

2005 10-K Page 63

Net reserves for all asbestos and environmental claims were $132 million in 2005 compared with $135 million in 2004 and $105 million in 2003. Net reserves for all asbestos and environmental claims were 4.2 percent, 4.5 percent and 3.7 percent of total reserves, in 2005, 2004 and 2003, respectively.
We generally wrote commercial accounts after the development of coverage forms that exclude asbestos cleanup costs. We believe our exposure to risks associated with past production and/or installation of asbestos materials is minimal because we primarily were a personal lines company when most of the asbestos exposure occurred. The commercial coverage we did offer was predominantly related to local-market construction activity rather than asbestos manufacturing. Further, over the past four years, to limit our exposure to mold and other environmental risks going forward, we have revised policy terms where permitted by state regulation. We continue to evaluate our exposure to silicosis and welding claims, but believe our exposure is minimal.
Commercial Lines Insurance Segment Reserves
For the business lines in the commercial lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves. The rise in total gross reserves for our commercial business lines was related to our growth. Commercial multi-peril reserve growth also was related to the higher proportion of commercial lines catastrophe losses in 2005 compared with 2004. Workers compensation reserve growth also was related to medical cost inflation and longer estimated payout periods as we discussed in Commercial Lines Insurance Results of Operations, Page 41.

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At December 31, 2005
Commercial multi-peril	$505	$101	$228	$834	26.3%
Workers compensation	283	333	79	695	21.9
Commercial auto	267	56	65	388	12.2
Other liability	312	368	140	820	25.9
All other lines of business	277	24	135	436	13.7

Total	$1,644	$882	$647	$3,173	100.0%

At December 31, 2004
Commercial multi-peril	$465	$123	$227	$815	27.0%
Workers compensation	258	278	75	611	20.3
Commercial auto	254	58	64	376	12.5
Other liability	288	377	111	776	25.7
All other lines of business	289	19	130	438	14.5

Total	$1,554	$855	$607	$3,016	100.0%

As a result of underwriting actions taken since 2000 and a generally favorable insurance marketplace, the commercial lines segment has been able to obtain higher premium per exposure. As a result, profitability has improved due to higher revenue on stable loss and loss expenses.

2005 10-K Page 64

The following table provides the amounts of net reserve changes made over the past three years by commercial line of business and accident year:

	Commercial	Workers	Commercial	Other
(Dollars in millions)	multi-peril	compensation	auto	liability

As of December 31, 2005
2004 accident year	$5	$(9)	$16	$36
2003 accident year	22	(13)	5	32
2002 accident year	9	(8)	2	6
2001 accident year	7	(3)	1	1
2000 accident year	0	(3)	0	(8)
1999 accident year	2	(3)	0	0
1998 and prior accident years	16	(4)	10	(17)

Redundancy/(deficiency)	$61	$(43)	$34	$50

Reserves as originally estimated	$760	$557	$372	$599
Reserves re-estimated as of December 31, 2005	699	600	338	549

Redundancy/(deficiency)	$61	$(43)	$34	$50

Impact on loss and loss expense ratio	7.7%	(13.3)%	7.4%	11.2%

As of December 31, 2004
2003 accident year	$(5)	$5	$11	$36
2002 accident year	2	(1)	10	41
2001 accident year	5	(6)	4	27
2000 accident year	4	(3)	4	13
1999 accident year	0	(2)	7	2
1998 accident year	1	(1)	3	0
1997 and prior accident years	(11)	(7)	8	12

Redundancy/(deficiency)	$(4)	$(15)	$47	$131

Reserves as originally estimated	$691	$514	$381	$635
Reserves re-estimated as of December 31, 2004	695	529	334	504

Redundancy/(deficiency)	$(4)	$(15)	$47	$131

Impact on loss and loss expense ratio	(0.6)%	(4.9)%	10.5%	32.5%

As of December 31, 2003
2002 accident year	$(3)	$(1)	$11	$36
2001 accident year	2	(3)	2	15
2000 accident year	(10)	(2)	7	5
1999 accident year	5	(1)	11	6
1998 accident year	(2)	0	2	3
1997 accident year	(2)	(1)	1	5
1996 and prior accident years	(3)	(5)	3	9

Redundancy/(deficiency)	$(13)	$(13)	$37	$79

Reserves as originally estimated	$609	$477	$383	$580
Reserves re-estimated as of December 31, 2003	622	490	346	501

Redundancy/(deficiency)	$(13)	$(13)	$37	$79

Impact on loss and loss expense ratio	(2.0)%	(4.3)%	8.8%	23.0%
The overall favorable development recorded in the commercial lines reserves illustrates the potential for revisions inherent in estimating reserves, especially in long-tail lines such as other liability. With the exception of the UM/UIM reserve releases and other significant changes in assumptions discussed above, commercial lines reserve development over the past three years was consistent with:
•	The initiative, begun in 2001, to establish higher initial case reserves on liability claims in the period in which the claim is reported.
•	Higher than expected medical inflation affecting the workers compensation line
•	Settlements that differed from the established case reserves
•	Changes in case reserves based on new information for specific claims or classes of claims
•	Differences in the timing of actual settlements compared with the payout patterns assumed in the accident year IBNR reductions
•	Lower risk profile after 2001 due to commercial lines underwriting initiatives

2005 10-K Page 65

Personal Lines Insurance Segment Reserves
For the business lines in the personal lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves. Total gross reserves were down slightly from year-end 2004 due to normal claims activity on a lower policy count and lower personal lines catastrophe reserves in 2005 than in 2004.

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At December 31, 2005
Personal auto	$175	$4	$34	$213	46.9%
Homeowners	70	21	18	109	23.8
All other lines of business	55	67	12	134	29.3

Total	$300	$92	$64	$456	100.0%

At December 31, 2004
Personal auto	$181	$15	$35	$231	46.4%
Homeowners	81	21	23	125	25.1
All other lines of business	57	73	12	142	28.5

Total	$319	$109	$70	$498	100.0%

Over the past three years, higher-than-normal catastrophe losses have contributed to the personal lines loss and loss expenses.

2005 10-K Page 66

The following table provides the amounts of net reserve changes made over the past three years by personal line of business and accident year:

	Personal
(Dollars in millions)	auto	Homeowners

As of December 31, 2005
2004 accident year	$2	$1
2003 accident year	0	2
2002 accident year	2	0
2001 accident year	4	1
2000 accident year	1	0
1999 accident year	1	(1)
1998 and prior accident years	2	0

Redundancy/(deficiency)	$12	$3

Reserves as originally estimated	$231	$114
Reserves re-estimated as of December 31, 2005	219	111

Redundancy/(deficiency)	$12	$3

Impact on loss and loss expense ratio	2.7%	1.0%

As of December 31, 2004
2003 accident year	$(9)	$0
2002 accident year	(1)	1
2001 accident year	3	4
2000 accident year	3	1
1999 accident year	1	0
1998 accident year	1	0
1997 and prior accident years	1	0

Redundancy/(deficiency)	$(1)	$6

Reserves as originally estimated	$224	$89
Reserves re-estimated as of December 31, 2004	225	83

Redundancy/(deficiency)	$(1)	$6

Impact on loss and loss expense ratio	(0.2)%	2.2%

As of December 31, 2003
2002 accident year	$(8)	$2
2001 accident year	(4)	5
2000 accident year	0	0
1999 accident year	2	1
1998 accident year	0	0
1997 accident year	1	0
1996 and prior accident years	0	0

Redundancy/(deficiency)	$(9)	$8

Reserves as originally estimated	$201	$96
Reserves re-estimated as of December 31, 2003	210	88

Redundancy/(deficiency)	$(9)	$8

Impact on loss and loss expense ratio	(2.1)%	3.1%
The overall favorable development recorded in the personal lines segment reserves illustrates the potential for revisions inherent in estimating reserves. Personal lines reserve development over the past three years was consistent with:
•	Settlements that differed from the established case reserves
•	Changes in case reserves based on new information for specific claims or classes of claims
•	Differences in the timing of actual settlements compared with the payout patterns assumed in the accident year IBNR reductions
•	Recognition of favorable case reserve development
Life Insurance Reserves
Gross life policy reserves were $1.343 billion at year-end 2005, compared with $1.194 billion at year-end 2004. We establish reserves for traditional life insurance policies based on expected expenses, mortality, morbidity, withdrawal rates and investment yields, including a provision for uncertainty. Once these assumptions are established, they generally are maintained throughout the lives of the contracts. We use both our own experience and industry experience adjusted for historical trends in arriving at our assumptions for expected mortality, morbidity and withdrawal rates. We use our own experience and historical trends for setting

2005 10-K Page 67

our assumptions for expected expenses. We base our assumptions for expected investment income on our own experience adjusted for current economic conditions.
We establish reserves for our universal life, deferred annuity and investment contracts equal to the cumulative account balances, which include premium deposits plus credited interest less charges and withdrawals.
We regularly review our life insurance business to ensure that any deferred acquisition cost associated with the business is recoverable and that our actuarial liabilities (life insurance segment reserves) make sufficient provision for future benefits and related expenses.
2006 Reinsurance Programs
A single large loss or an unexpected rise in claims severity or frequency due to a catastrophic event could present us with a liquidity risk. In an effort to control such losses, we forego marketing property casualty insurance in specific geographic areas, monitor our exposure in certain coastal regions, review aggregate exposures to huge disasters and purchase reinsurance. We use the Risk Management Solutions and Applied Insurance Research models to evaluate exposures to a once-in-250-year event in determining appropriate reinsurance coverage programs. In conjunction with these activities, we also continue to evaluate information provided by our reinsurance broker. These various sources explore and analyze credible scientific evidence, including the impact of global climate change, which may affect our exposure under insurance policies.
Reinsurance mitigates the risk of highly uncertain exposures and limits the maximum net loss that can arise from large risks or risks concentrated in areas of exposure. Management’s decisions regarding the appropriate level of property casualty risk retention are affected by various factors, including changes in our underwriting practices, capacity to retain risks and reinsurance market conditions. Reinsurance does not relieve us of our obligation to pay covered claims. The financial strength of our reinsurers is important because our ability to recover for losses covered under one of our reinsurance agreements depends on the financial viability of the reinsurer.
Currently participating on our property and casualty per-occurrence programs are American Reinsurance Company, GE Insurance Solutions, Partner Reinsurance Company of the U.S. and Swiss Reinsurance America Corporation, all of which have A.M. Best insurer financial strength ratings of A (Excellent) or A+ (Superior). Our property catastrophe program is subscribed through a broker by reinsurers from the United States, Bermuda, London and Europe markets.
The estimated incremental premium savings is $7 million for the 2006 property casualty reinsurance agreements, without taking into account the reinstatement premium incurred in 2005. The savings primarily is due to higher retention levels and to lower rates for the casualty per occurrence program, which offset higher rates for the property per occurrence and property catastrophe programs.
Primary components of the 2006 property and casualty reinsurance program include:
•	Property per risk treaty – The primary purpose of the property treaty is to provide excess limits capacity up to $25 million, supplying adequate capacity for the majority of the risks we write and also includes protection for extra-contractual liability coverage losses. The ceded premium is estimated to be $30 million for 2006, compared with $29 million in 2005 and $27 million in 2004. In 2006, we are retaining the first $4 million of each loss. Losses between $4 million and $25 million are reinsured at 100 percent. The $4 million base retention is new for 2006. Last year, we retained the first $3 million of every property loss. Losses in excess of $3 million were reinsured at 100 percent up to $25 million in 2005.

•	Casualty per occurrence treaty – The casualty treaty provides excess limits capacity up to $25 million. Similar to the property treaty, this provides sufficient capacity to cover the vast majority of casualty accounts we insure and also includes protection for extra-contractual liability coverage losses. The ceded premium is estimated to be $47 million in 2006, compared with $64 million in 2005 and $61 million in 2004. In 2006, we are changing to a flat $4 million retention. Previously, we retained the first $2 million of each casualty loss, and 60 percent of the next $2 million of loss. Losses in excess of $4 million are reinsured at 100 percent up to $25 million.

In mid-2005, we modified our casualty per occurrence treaty for director and officer policies for five Fortune 1000 companies and one financial services company. For three of the six companies, our retention per policy could be as high as $15 million rather than the $4 million for a typical policy; for one of the other companies, our retention per policy could be as high as $14 million; for the other two companies, our retention per policy could be as high as $5 million. We believe the additional risk undertaken with these selected policies remains at an acceptable level based on our financial strength. We arranged for this exception for this small group of companies to maintain business relationships with key agencies and insureds. We intend to review this element of our working treaties on an ongoing basis.

•	Casualty excess treaties – We purchase a casualty reinsurance treaty that provides an additional $25 million in protection for certain casualty losses. This treaty, along with the casualty per occurrence treaty, provides a total of $50 million of protection for workers compensation, extra-contractual liability coverage and clash coverage losses, which is used when there is a single occurrence involving multiple

2005 10-K Page 68

policyholders of The Cincinnati Insurance Companies or multiple coverages for one insured. The ceded premium is estimated to be $2 million in 2006 up only slightly from 2005 and 2004.
We purchase another casualty excess treaty, which provides an additional $20 million in casualty loss coverage. This treaty also provides catastrophic coverage for workers compensation and extra-contractual liability coverage losses. The ceded premium is estimated to be $1 million for 2006, similar to the premium paid in 2005.
•	Property catastrophe treaty – To protect against catastrophic events such as wind and hail, hurricanes or earthquakes, we purchase property catastrophe reinsurance, with a limit up to $500 million. For the 2006 treaty, ceded premiums are estimated to be $38 million, up from $29 million in 2005, excluding the reinstatement premium, and $27 million in 2004, excluding the reinstatement premium. The premium increase for 2006 primarily is due to the difficult market conditions brought on in part by the record catastrophe losses experienced by reinsurance companies in 2005. We increased our retention on this program to $45 million and we will retain 5 percent of losses between $45 million and $500 million. In 2005, we retained the first $25 million of losses arising out of a single event, 40 percent of losses from $25 million to $45 million and 5 percent of all losses in excess of $45 million, up to $500 million.
Individual risks with insured values in excess of $25 million as identified in the policy are handled through a different reinsurance mechanism. We reinsure property coverage for individual risks with insured values between $25 million and $50 million under an automatic facultative treaty. For those risks with property values exceeding $50 million, we negotiate the purchase of facultative coverage on an individual certificate basis. For casualty coverage on individual risks with limits exceeding $25 million, facultative reinsurance coverage is placed on an individual certificate basis.
Responding to the challenges presented by terrorism has become a very important issue for the insurance industry over the last three years. Terrorism coverage at various levels has been secured in all of our reinsurance agreements. The broadest coverage for this peril is found in the property and casualty working treaties, which provide coverage for commercial and personal risks. Our property catastrophe treaty provides coverage for personal risks and the majority of its reinsurers provide limited coverage for commercial risks with total insured values of $10 million or less. For insured values between $10 million and $25 million, there also may be coverage in the property working treaty.
Reinsurance protection for the company’s surety business is covered under separate treaties with many of the same reinsurers that write the property casualty working treaties.
Reinsurance protection for our life insurance business is covered under separate treaties with many of the same reinsurers that write the property casualty working treaties. In 2005, we modified our reinsurance protection for our term life insurance business due to changes in the marketplace that affected the cost and availability of reinsurance for term life insurance. We are retaining no more than a $500,000 exposure, ceding the balance using excess over retention mortality coverage, and retaining the policy reserve. Retaining the policy reserve has no direct impact on GAAP results. However, because of the conservative nature of statutory reserving principles, retaining the policy reserve unduly depresses our statutory earnings and requires a large commitment of our capital. We also have catastrophe reinsurance coverage on our life insurance operations that reimburses us up to $20 million for covered net losses in excess of $5 million. The treaty contains a reinstatement provision, provided the covered losses were not due to terrorism.
The NAIC has asked for comments on proposals to modify statutory accounting procedures to reduce the negative effect on statutory life insurance income. We expect the NAIC proposals will be adopted. If they are not, we believe we will be able to structure a reinsurance program to provide the life insurance company with the ability to continue to grow in the term life insurance marketplace while appropriately managing risk, at a cost that allows us to achieve our life insurance company profit targets.
Safe Harbor Statement
This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in Item 1A, Risk Factors, Page 21. Although we often review or update our forward-looking statements when events warrant, we caution our readers that we undertake no obligation to do so.
Factors that could cause or contribute to such differences include, but are not limited to:
•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes

•	Ability to obtain adequate reinsurance on acceptable terms, amount of reinsurance purchased and financial strength of reinsurers

•	Increased frequency and/or severity of claims

2005 10-K Page 69

•	Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:
o	Downgrade of the company’s financial strength ratings,

o	Concerns that doing business with the company is too difficult or

o	Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace
•	Increased competition that could result in a significant reduction in the company’s premium growth rate

•	Underwriting and pricing methods adopted by competitors that could allow them to identify and flexibly price risks, which could decrease our competitive advantages

•	Insurance regulatory actions, legislation or court decisions or legal actions that increase expenses or place us at a disadvantage in the marketplace

•	Delays or inadequacies in the development, implementation, performance and benefits of technology projects and enhancements

•	Inaccurate estimates or assumptions used for critical accounting estimates, including loss reserves

•	Events that reduce the company’s ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002 in the future

•	Recession or other economic conditions or regulatory, accounting or tax changes resulting in lower demand for insurance products

•	Sustained decline in overall stock market values negatively affecting the company’s equity portfolio; in particular a sustained decline in the market value of Fifth Third shares, a significant equity holding

•	Events that lead to a significant decline in the value of a particular security and impairment of the asset

•	Prolonged low interest rate environment or other factors that limit the company’s ability to generate growth in investment income

•	Adverse outcomes from litigation or administrative proceedings

•	Effect on the insurance industry as a whole, and thus on the company’s business, of the actions undertaken by the Attorney General of the State of New York and other regulators against participants in the insurance industry, as well as any increased regulatory oversight that might result

•	Investment activities or market value fluctuations that trigger restrictions applicable to the parent company under the Investment Company Act of 1940
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

2005 10-K Page 70

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
The investment committee of the board of directors monitors the investment risk management process primarily through its executive oversight of our investment activities. We take an active approach to managing market and other investment risks, including the accountabilities and controls over these activities. Actively managing these market risks is integral to our operations and could require us to change the character of future investments purchased or sold or require us to shift the existing asset portfolios to manage exposure to market risk within acceptable ranges.
Sector risk is the potential for a negative impact on a particular industry due to its sensitivity to factors that make up market risk. Market risk affects general supply/demand factors for an industry and will affect companies within that industry to varying degrees.
Risks associated with the five asset classes described in Item 1, Investments Segment, Page 15, can be summarized as follows (H – high, A – average, L – low):

	Taxable	Tax-exempt		Preferred	Short-term
	fixed maturities	fixed maturities	Common equities	equities	investments

Political	A	H	A	A	L
Regulatory	A	A	A	A	L
Economic	A	A	H	A	L
Revaluation	A	A	H	A	L
Interest rate	H	H	A	H	L
Fraud	A	L	A	A	L
Credit	A	L	A	A	L
Default	A	L	A	A	L
Fixed-maturity Investments
For investment-grade corporate bonds, the inverse relationship between interest rates and bond prices leads to falling bond values during periods of increasing interest rates. Although the potential for a worsening financial condition, and ultimately default, does exist with investment-grade corporate bonds, their higher-quality financial profiles make credit risk less of a concern than for lower-quality investments. We address this risk by consistently investing within a particular maturity range, which has, over the years, provided the portfolio with a laddered maturity schedule, which we believe is less subject to large swings in value due to interest rate changes. While a single maturity range may see values drop due to general interest rate levels, other maturity ranges will be less affected by those changes. Additionally, purchases are spread across a wide spectrum of industries and companies, diversifying our holdings and minimizing the impact of specific industries or companies with greater sensitivities to interest rate fluctuations.
The primary risk related to high-yield corporate bonds is credit risk or the potential for a deteriorating financial structure. A weak financial profile can lead to rating downgrades from the credit rating agencies, which can put further downward pressure on bond prices. Interest rate risk is less of a factor with high-yield corporate bonds, as valuation is related more directly to underlying operating performance than to general interest rates. This puts more emphasis on the financial results achieved by the issuer rather than general economic trends or statistics within the marketplace. We address this concern by analyzing issuer- and industry-specific financial results and by closely monitoring holdings within this asset class.
The primary risks related to tax-exempt bonds are interest rate risk and political risk associated with the specific economic environment within the political boundaries of the issuing municipal entity. We address these concerns by focusing on municipalities’ general-obligation debt and on essential-service bonds. Essential-service bonds derive a revenue stream from the services provided by the municipality, which are vital to the people living in the area (water service, sewer service, etc.). Another risk related to tax-exempt bonds is regulatory risk or the potential for legislative changes that would negate the benefit of owning tax-exempt

2005 10-K Page 71

bonds. We monitor regulatory activity for situations that may negatively affect current holdings and its ongoing strategy for investing in these securities.
The final, less significant risk is a small exposure to credit risk for a portion of the tax-exempt portfolio that has support from corporate entities. Examples are bonds insured by corporate bond insurers or bonds with interest payments made by a corporate entity through a municipal conduit/authority. While decisions regarding these investments primarily consider the underlying municipal situation, the existence of third-party insurance reduces risk in the event of default. In circumstances in which the municipality is unable to meet its obligations, risk would be increased if the insuring entity were experiencing financial duress. Because of our diverse exposure and selection of higher-rated entities with strong financial profiles, we do not believe this is a material concern.
Interest Rate Sensitivity Analysis
Because of our strong surplus, long-term investment horizon and ability to hold most fixed-maturity investments until maturity, we believe the company is well positioned if interest rates were to rise. A higher rate environment would provide the opportunity to invest cash flow in higher-yielding securities, while reducing the likelihood of calls of the higher-yielding U.S. agency paper purchased over the past year. While higher interest rates would be expected to continue to increase the number of fixed-maturity holdings trading below 100 percent of book value, we believe lower fixed-maturity security values due solely to interest rate changes would not signal a decline in credit quality.
A dynamic financial planning model developed during 2002 uses analytical tools to assess market risks. As part of this model, the modified duration of the fixed-maturity portfolio is continually monitored by our investment department to evaluate the theoretical impact of interest rate movements.
We measure modified duration and duration to worst. The table below summarizes the effect of hypothetical changes in interest rates on the fixed-maturity portfolio under both duration scenarios:

	Fair value	Modified duration		Duration to worst
	of fixed	100 basis	100 basis	100 basis	100 basis
	maturity	point spread	point spread	point spread	point spread
(In millions)	portfolio	decrease	increase	decrease	increase

At December 31, 2005	$5,476	$5,868	$5,084	$5,779	$5,173
At December 31, 2004	5,070	5,445	4,695	5,326	4,814
The modified duration of our portfolio is currently 7.1 years and the modified duration of the redeemable preferred portfolio is currently 10.4 years. A 100 basis-point movement in interest rates would result in an approximately 7.2 percent change in the market value of the combined portfolios. Generally speaking, the higher a bond’s rating, the more directly correlated movements in its market value will be to changes in the general level of interest rates. Therefore, the municipal bond portfolio is more likely to respond to a changing interest rate scenario. Our U.S. agency paper portfolio, because it generally has very little call protection, has a low duration and would not be expected to be as responsive to rate movements. Lower investment grade and high-yield corporate bond values are driven by credit spreads, as well as their durations, in response to interest rate movements.
In the dynamic financial planning model, the selected interest rate change of 100 basis points represents our views of a shift in rates that is quite possible over a one-year period. The rates modeled should not be considered a prediction of future events as interest rates may be much more volatile in the future. The analysis is not intended to provide a precise forecast of the effect of changes in rates on our results or financial condition, nor does it take into account any actions that we might take to reduce exposure to such risks.
Short-term Investments
Our short-term investments present minimal risk as we generally purchase the highest quality commercial paper.
Equity Investments
Common stocks are subject to a variety of risk factors encompassed under the umbrella of market risk. General economic swings influence the performance of the underlying industries and companies within those industries. A downturn in the economy will have a negative impact on an equity portfolio. Industry- and company-specific risks have the potential to substantially affect the market value of the company’s equity portfolio. We address these risks by maintaining investments in a small group of holdings that we can analyze closely, better understanding their business and the related risk factors.
At December 31, 2005, the company held 14 individual equity positions valued at approximately $100 million or above, see Item 1, Investments Segment, Page 15, for additional details on these holdings. These equity positions accounted for approximately 93.8 percent of the unrealized appreciation of the entire portfolio.

2005 10-K Page 72

We believe our equity investment style – centered on companies that pay and increase dividends to shareholders – is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. We believe that the continued payment of cash dividends by the issuers of the common equities we hold also should provide a floor to their valuation.
Our investments are heavily weighted toward the financials sector, which represented 63.4 percent of the total fair value of the common stock portfolio at December 31, 2005. Financials sector investments typically underperform the overall market during periods when interest rates are expected to rise. We historically have seen these types of short-term fluctuations in market value of its holdings as potential buying opportunities but are cognizant that a prolonged downturn in this sector could create a long-term negative effect on the portfolio.
Over the longer term, our objective is for the performance of our equity portfolio to exceed that of the broader market. Over the five years ended December 31, 2005, our compound annual equity portfolio return was a negative 0.8 percent compared with a compound annual total return of 0.5 percent for the Standard & Poor’s 500 Index, a common benchmark of market performance. In 2005, our compound annual equity portfolio was a negative 4.2 percent, compared with a compound annual total return of 4.9 percent for that Index. Our equity portfolio underperformed the market for these periods because of the decline in the market value of our holdings of Fifth Third common stock over the past five years.
The primary risk related to preferred stock is similar to those related to investment grade corporate bonds. Falling interest rates will adversely impact market values due the normal inverse relationship between rates and yields. Credit risk exists due to their subordinate position in the capital structure. We minimize this risk by primarily purchasing investment grade preferred stocks of issuers with a strong history of paying a common stock dividend.
Fifth Third Bancorp Holding
One of our common stock holdings, Fifth Third, accounted for 26.3 percent of our shareholders’ equity at year-end 2005 and dividends earned from our Fifth Third investment were 20.2 percent of our investment income in 2005.

	Years ended December 31,
(In Millions except market price data)	2005	2004	2003

Fifth Third Bancorp common stock holding:
Dividends earned	$106	$95	$82
Percent of total investment income	20.2%	19.4%	17.7%

	At December 31,
	2005	2004

Shares held	73	73
Closing market price of Fifth Third	$37.72	$47.30
Book value of holding	283	283
Fair value of holding	2,745	3,443
After-tax unrealized gain	1,600	2,054

Market value as a percent of total equity investments	38.6%	45.9%
Market value as a percent of invested assets	21.6	27.2
Market value as a percent of total shareholders’ equity	45.1	55.1
After-tax unrealized gain as a percent of total shareholders’ equity	26.3	32.9
Based on 2005 results, a 10 percent change in dividends earned from our Fifth Third holding would result in an $11 million change in pretax investment income and a $9 million change in after-tax earnings.
Every $1.00 change in the market price of Fifth Third’s common stock has approximately a 27 cent impact on our book value per share. A 20 percent change in the market price of Fifth Third’s common stock from its year-end 2005 closing price would result in a $549 million change in assets and a $357 million change in after-tax unrealized gains.
Fifth Third’s market value over the past three years has been impacted by a difficult interest rate environment and the residual effects of a regulatory review that was concluded in early 2004. We believe that they have come out of the process a stronger bank operationally and we believe the management team can execute on the strategy for growth they have defined. During this challenging period for the bank, we have continued to benefit from their superior dividend growth. In September 2005, Fifth Third increased its indicated annual dividend by 8.6 percent, which is expected to contribute an additional $9 million to investment income on an annualized basis.

2005 10-K Page 73

Unrealized Investment Gains and Losses
At December 31, 2005, unrealized investment gains before taxes totaled $5.145 billion and unrealized investment losses in the investment portfolio amounted to $78 million.
Unrealized Investment Gains
The unrealized gains at year-end 2005 were primarily due to long-term gains from the company’s holdings in the common stock of Fifth Third (Nasdaq: FITB) and Alltel Corporation (NYSE: AT). Reflecting the company’s long-term investment philosophy, of the 1,082 securities trading at or above book value, 767, or 70.9 percent, have shown unrealized gains for more than 24 months.
Unrealized Investment Losses – Potential Other-than-temporary Impairments
The asset impairment policy evaluates significant decreases in the market value of the assets; changes in legal factors or in the business climate; or other such factors indicating whether or not the carrying amount may be recoverable. A declining trend in market value, the extent of the market value decline and the length of time in which the value has been depressed are objective measures that can be outweighed by subjective measures such as impending events and issuer liquidity. In 2005 and earlier, impairment is evaluated in the event of a declining market value for four consecutive quarters with quarter-end market value below 50 percent of book value, or when a security’s market value is 50 percent below book value for three consecutive quarters. Effective January 1, 2006, impairment may be evaluated in the event a declining market value for four consecutive quarters with quarter-end market value below 70 percent of book value, or when a security’s market value is 70 percent below book value for three consecutive quarters. In addition to applying the impairment policy, the status of the portfolio is constantly monitored by the company’s portfolio managers for indications of potential problems or issues that may be possible impairment issues. If an impairment indicator is noted, the portfolio managers even more closely scrutinize the security. During 2005 and 2004, a total of six securities were written down as other-than-temporarily impaired.
We expect the number of securities trading below 100 percent of book value to fluctuate as interest rates rise or fall. Further, book values for some securities have been revised due to impairment charges recognized during 2003 and 2002. At December 31, 2005, 732 of the 1,814 securities we owned were trading below 100 percent of book value compared with 208 of the 1,593 securities we owned at December 31, 2004. Of the 732 holdings trading below book value at December 31, 2005, 714 were trading between 90 percent and 100 percent of book value.
The 732 holdings trading below book value at December 31, 2005, represented 22.3 percent of invested assets and $78 million in unrealized losses. We deem the risk related to securities trading between 70 percent and 100 percent of book value to be relatively minor and at least partially offset by the earned income potential of these investments.
•	714 of these holdings were trading between 90 percent and 100 percent of book value. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 714 securities was $2.717 billion at December 31, 2005, and they accounted for $57 million in unrealized losses.

•	18 of these holdings were trading below 90 percent of book value at December 31, 2005. The fair value of these holdings was $111 million, and they accounted for the remaining $21 million in unrealized losses. These holdings are being monitored for credit- and industry-related risk factors. Of these securities, seven are bonds or convertible preferred stocks of auto industry-related issuers and one is a common stock of a pharmaceutical company. These eight securities account for $69 million of the fair value of holdings trading below 90 percent of book value. The remaining ten are smaller positions in a variety of industries.
Holdings trading below 70 percent of book value are monitored more closely for potential other-than-temporary impairment. At December 31, 2005, two auto-related holdings with a fair value of $8 million were trading below 70 percent of book value. At year-end 2004, no securities were trading below 70 percent of book value.
As discussed in Critical Accounting Estimates, Asset Impairment, Page 37, when evaluating other-than-temporary impairments, we consider our ability to retain a security for a period adequate to recover a substantial portion of its cost. Because of our investment philosophy and strong capitalization, we can hold securities until their scheduled redemption that might otherwise be deemed impaired as we evaluate their potential for recovery based economic, industry or company factors.

2005 10-K Page 74

The following table summarizes the investment portfolio by period of time:

	6 Months or less		> 6-12 Months		> 12-24 Months		> 24-36 Months
		Gross		Gross		Gross		Gross
	Number	unrealized	Number	unrealized	Number	unrealized	Number	unrealized
(Dollars in millions)	of issues	gain/loss	of issues	gain/loss	of issues	gain/loss	of issues	gain/loss

Taxable fixed maturities:
Trading below 70% of book value	2	$(4)	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	185	(22)	57	(17)	46	(12)	5	(1)
Trading at 100% and above of book value	37	3	14	1	35	5	346	102

Total	224	(23)	71	(16)	81	(7)	351	101

Tax-exempt fixed maturities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	357	(8)	32	(3)	32	(3)	3	0
Trading at 100% and above of book value	51	1	43	1	105	3	384	43

Total	408	(7)	75	(2)	137	0	387	43

Common equities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	1	0	1	0	2	(5)	0	0
Trading at 100% and above of book value	5	3	1	1	4	8	35	4,968

Total	6	3	2	1	6	3	35	4,968

Preferred equities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	8	(2)	0	0	0	0	1	(1)
Trading at 100% and above of book value	11	1	4	1	3	0	2	4

Total	19	(1)	4	1	3	0	3	3

Short-term investments:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	0	0	0	0	0	0	0	0
Trading at 100% and above of book value	2	0	0	0	0	0	0	0

Total	2	0	0	0	0	0	0	0

Summary:
Trading below 70% of book value	2	(4)	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	551	(32)	90	(20)	80	(20)	9	(2)
Trading at 100% and above of book value	106	8	62	4	147	16	767	5,117

Total	659	$(28)	152	$(16)	227	$(4)	776	$5,115

2005 10-K Page 75

The following table summarizes the investment portfolio:

				Gross	Gross
	Number			unrealized	investment
(Dollars in millions)	of issues	Book value	Fair value	gain/loss	income

At December 31, 2005
Taxable fixed maturities:
Trading below 70% of book value	2	$12	$8	$(4)	$1
Trading at 70% to less than 100% of book value	293	1,839	1,787	(52)	84
Trading at 100% and above of book value	432	1,453	1,564	111	99
Securities sold in current year	0	0	0	0	15

Total	727	3,304	3,359	55	199

Tax-exempt fixed maturities:
Trading below 70% of book value	0	0	0	0	0
Trading at 70% to less than 100% of book value	424	941	927	(14)	32
Trading at 100% and above of book value	583	1,142	1,190	48	55
Securities sold in current year	0	0	0	0	3

Total	1,007	2,083	2,117	34	90

Common equities:
Trading below 70% of book value	0	0	0	0	0
Trading at 70% to less than 100% of book value	4	51	46	(5)	1
Trading at 100% and above of book value	45	1,910	6,890	4,980	229
Securities sold in current year	0	0	0	0	0

Total	49	1,961	6,936	4,975	230

Preferred equities:
Trading below 70% of book value	0	0	0	0	0
Trading at 70% to less than 100% of book value	9	63	60	(3)	1
Trading at 100% and above of book value	20	104	110	6	3
Securities sold in current year	0	0	0	0	0

Total	29	167	170	3	4

Short-term investments:
Trading below 70% of book value	0	0	0	0	0
Trading at 70% to less than 100% of book value	0	0	0	0	0
Trading at 100% and above of book value	2	75	75	0	1
Securities sold in current year	0	0	0	0	0

Total	2	75	75	0	1

Portfolio summary:
Trading below 70% of book value	2	12	8	(4)	1
Trading at 70% to less than 100% of book value	730	2,894	2,820	(74)	118
Trading at 100% and above of book value	1,082	4,684	9,829	5,145	387
Securities sold in current year	0	0	0	0	18

Total	1,814	$7,590	$12,657	$5,067	$524

At December 31, 2004
Portfolio summary:
Trading below 70% of book value	0	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	208	900	883	(17)	32
Trading at 100% and above of book value	1,385	5,899	11,756	5,857	427
Securities sold in current year	0	0	0	0	32

Total	1,593	$6,799	$12,639	$5,840	$491

2005 10-K Page 76

Item 8. Financial Statements and Supplementary Data
Responsibility for Financial Statements
We have prepared the consolidated financial statements of Cincinnati Financial Corporation and our subsidiaries for the year ended December 31, 2005, in accordance with accounting principles generally accepted in the United States of America (GAAP).
We are responsible for the integrity and objectivity of these financial statements. The amounts, presented on an accrual basis, reflect our best estimates and judgment. These statements are consistent in all material aspects with other financial information in the Annual Report on Form 10-K. Our accounting system and related internal controls are designed to assure that our books and records accurately reflect the company’s transactions in accordance with established policies and procedures as implemented by qualified personnel.
Our board of directors has established an audit committee of independent outside directors. We believe these directors are free from any relationships that could interfere with their independent judgment as audit committee members.
The audit committee meets periodically with management, our independent registered public accounting firm and our internal auditors to discuss how each is handling responsibilities. The audit committee reports on their findings to the board of directors. The audit committee recommends to the board the annual appointment of the independent registered public accounting firm. The audit committee reviews with this firm the scope of the audit assignment and the adequacy of internal controls and procedures.
Deloitte & Touche LLP, our independent registered public accounting firm, audited the consolidated financial statements of Cincinnati Financial Corporation and subsidiaries for the year ended December 31, 2005. Their report is on Page 79. Deloitte’s auditors met with our audit committee to discuss the results of their examination. They have the opportunity to present their opinions about the adequacy of internal controls and the quality of financial reporting without management present.
2005 10-K Page 77

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
The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the company maintained effective internal control over financial reporting as of December 31, 2005. The assessment led management to conclude that, as of December 31, 2005, the company’s internal control over financial reporting was effective based on those criteria.
The company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2005, and the company’s management assessment of our internal control over financial reporting. This report appears below.
/S/ John J. Schiff, Jr.
Chairman, President and Chief Executive Officer
/S/ Kenneth W. Stecher
Chief Financial Officer, Senior Vice President, Secretary and Treasurer
(Principal Accounting Officer)
March 10, 2006
2005 10-K Page 78

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Cincinnati Financial Corporation:
We have audited the accompanying consolidated balance sheets of Cincinnati Financial Corporation and subsidiaries (the company) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(c). We also have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting report, that the company maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/S/ Deloitte & Touche LLP
Cincinnati, Ohio
March 6, 2006
2005 10-K Page 79

Cincinnati Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	At December 31,
(Dollars in millions except per share data)	2005	2004

ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2005—$5,387; 2004—$4,783)	$5,476	$5,070
Equity securities, at fair value (cost: 2005—$2,128; 2004—$1,945)	7,106	7,498
Short-term investments, at fair value (cost: 2005—$75; 2004—$71)	75	71
Other invested assets	45	38
Cash and cash equivalents	119	306
Investment income receivable	117	107
Finance receivable	105	95
Premiums receivable	1,116	1,119
Reinsurance receivable	681	680
Prepaid reinsurance premiums	14	15
Deferred policy acquisition costs	429	400
Land, building and equipment, net, for company use (accumulated depreciation: 2005—$232; 2004—$206)	168	156
Other assets	66	75
Separate accounts	486	477

Total assets	$16,003	$16,107

LIABILITIES
Loss and loss expense reserves
Loss and loss expense reserves	$3,661	$3,549
Life policy reserves	1,343	1,194
Unearned premiums	1,559	1,539
Other liabilities	455	474
Deferred income tax	1,622	1,834
6.125% senior notes due 2034	371	371
6.9% senior debentures due 2028	28	420
6.92% senior debenture due 2028	392	0
Separate accounts	486	477

Total liabilities	9,917	9,858

SHAREHOLDERS’ EQUITY
Common stock, par value-$2 per share; authorized: 2005-500 million shares, 2004- 200 million shares; issued: 2005-194 million shares, 2004-185 million shares	389	370
Paid-in capital	969	618
Retained earnings	2,088	2,057
Accumulated other comprehensive income—unrealized gains on investments and derivatives	3,284	3,787
Treasury stock at cost (2005—20 million shares, 2004—18 million shares)	(644)	(583)

Total shareholders’ equity	6,086	6,249

Total liabilities and shareholders’ equity	$16,003	$16,107

Accompanying notes are an integral part of this statement.
2005 10-K Page 80

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Years ended December 31,
(In millions except per share data)	2005	2004	2003

REVENUES
Earned premiums
Property casualty	$3,058	$2,919	$2,653
Life	106	101	95
Investment income, net of expenses	526	492	465
Realized investment gains and losses	61	91	(41)
Other income	16	11	9

Total revenues	3,767	3,614	3,181

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	1,911	1,846	1,887
Commissions	627	615	536
Other operating expenses	290	260	204
Taxes, licenses and fees	72	75	67
Increase in deferred policy acquisition costs	(19)	(30)	(42)
Interest expense	51	38	34
Other expenses	12	10	15

Total benefits and expenses	2,944	2,814	2,701

INCOME BEFORE INCOME TAXES	823	800	480

PROVISION (BENEFIT) FOR INCOME TAXES
Current	188	171	130
Deferred	33	45	(24)

Total provision for income taxes	221	216	106

NET INCOME	$602	$584	$374

PER COMMON SHARE
Net income—basic	$3.44	$3.30	$2.11
Net income—diluted	$3.40	$3.28	$2.10
Accompanying notes are an integral part of this statement.
2005 10-K Page 81

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	At December 31,
(In millions)	2005	2004	2003

COMMON STOCK — NUMBER OF SHARES
Beginning of year	167	160	162
5% stock dividend	9	8	0
Purchase of treasury shares	(2)	(1)	(2)

End of year	174	167	160

COMMON STOCK
Beginning of year	$370	$352	$352
5% stock dividend	18	18	0
Stock options exercised	1	0	0

End of year	389	370	352

PAID-IN CAPITAL
Beginning of year	618	306	300
5% stock dividend	341	312	0
Stock loan	0	(3)	0
Stock options exercised	9	3	6
Other	1	0	0

End of year	969	618	306

RETAINED EARNINGS
Beginning of year	2,057	1,986	1,772
Net income	602	584	374
5% stock dividend	(359)	(330)	0
Dividends declared	(212)	(183)	(160)

End of year	2,088	2,057	1,986

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	3,787	4,084	3,643
Change in accumulated other comprehensive income, net	(503)	(297)	441

End of year	3,284	3,787	4,084

TREASURY STOCK
Beginning of year	(583)	(524)	(469)
Purchase	(63)	(66)	(55)
Reissued for stock options	2	7	0

End of year	(644)	(583)	(524)

Total shareholders’ equity	$6,086	$6,249	$6,204

COMPREHENSIVE INCOME
Net income	$602	$584	$374
Change in accumulated other comprehensive income, net	(503)	(297)	441

Total comprehensive income	$99	$287	$815

Accompanying notes are an integral part of this statement.
2005 10-K Page 82

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31,
(In millions)	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$602	$584	$374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33	28	30
Realized (gains) losses on investments	(61)	(91)	41
Negotiated settlement-software cost recovery	0	0	(23)
Interest credited to contract holders	28	24	23
Changes in:
Investment income receivable	(10)	(8)	(1)
Premiums and reinsurance receivable	2	(118)	(97)
Deferred policy acquisition costs	(19)	(30)	(42)
Other assets	5	(13)	17
Loss and loss expense reserves	112	134	239
Life policy reserves	84	109	75
Unearned premiums	20	93	127
Other liabilities	(17)	83	14
Deferred income tax	33	45	(24)
Current income tax	(7)	(17)	63

Net cash provided by operating activities	805	823	816

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities investments	243	175	192
Call or maturity of fixed maturities investments	466	664	457
Sale of equity securities investments	104	536	217
Collection of finance receivables	34	32	25
Purchase of fixed maturities investments	(1,297)	(1,718)	(1,143)
Purchase of equity securities investments	(219)	(148)	(335)
Change in short-term investments, net	(4)	(71)	3
Investment in buildings and equipment, net	(44)	(33)	(38)
Investment in finance receivables	(45)	(46)	(33)
Collection of negotiated settlement-software cost recovery	0	9	14
Change in other invested assets, net	(9)	(1)	(1)

Net cash used in investing activities	(771)	(601)	(642)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 6.125% senior notes	0	371	0
Debt issuance costs from 6.125% senior notes	0	(4)	0
Payment of cash dividends to shareholders	(204)	(177)	(156)
Purchase/issuance of treasury shares	(61)	(59)	(55)
Decrease in notes payable	0	(183)	0
Proceeds from stock options exercised	11	3	6
Contract holder funds deposited	87	93	45
Contract holder funds withdrawn	(54)	(51)	(35)

Net cash used in financing activities	(221)	(7)	(195)

Net increase (decrease) in cash and cash equivalents	(187)	215	(21)
Cash and cash equivalents at beginning of year	306	91	112

Cash and cash equivalents at end of year	$119	$306	$91

Supplemental disclosures of cash flow information:
Interest paid	$51	$34	$34
Income taxes paid	195	188	65
Conversion of fixed maturity to equity security and fixed maturity investments	42	23	51
Accompanying notes are an integral part of this statement.
2005 10-K Page 83

Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Nature of Operations
We underwrite insurance through four companies that market through local independent insurance agents. Our products include a broad range of business and personal policies, as well as life and disability income insurance and annuities. We also provide finance/leasing products and asset management services through our CFC Investment Company and CinFin Capital Management Company subsidiaries.
Basis of Presentation
Our consolidated financial statements include the accounts of the parent company and our wholly owned subsidiaries. We present our statements in accordance with accounting principles generally accepted in the United States of America (GAAP). In consolidating our accounts, we have eliminated significant intercompany balances and transactions.
In accordance with GAAP, we have made estimates and assumptions that affect the amounts we report and discuss in the financial statements and accompanying notes. Actual results could differ from our estimates.
Earnings per Share
Net income per common share is based on the weighted average number of common shares outstanding during each of the respective years. We calculate net income per common share (diluted) assuming the exercise of stock options. We have adjusted shares and earnings per share to reflect all stock splits and dividends prior to December 31, 2005, including the 5 percent stock dividend paid April 26, 2005.
Stock Options
We have qualified and non-qualified stock option plans under which we grant options to employees. We grant these options, which can be exercised over 10-year periods, at prices that are not less than market price at the date of grant. We apply Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for these plans. Accordingly, we do not recognize any compensation cost for the plans.
Had we determined compensation costs for our stock option plans based on the fair value at the grant dates, consistent with Statement of Financial Accounting Standards (SFAS) No. 123(R) “Share-Based Payments,” our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		Years ended December 31,
(In millions except per share data)		2005	2004	2003

Net income	As reported	$602	$584	$374
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		13	12	12

	Pro forma	$589	$572	$362

Net income per common share—basic	As reported	$3.44	$3.30	$2.11
	Pro forma	3.36	3.24	2.04

Net income per common share—diluted	As reported	$3.40	$3.28	$2.10
	Pro forma	3.32	3.21	2.03
In determining these pro forma amounts, we estimated the fair value of each option on the date of grant. We used the binomial option-pricing model with the following weighted-average assumptions in 2005, 2004 and 2003, respectively: dividend yield of 2.66 percent, 2.40 percent and 2.40 percent; expected volatility of 25.61 percent, 25.65 percent and 26.03 percent; risk-free interest rates of 4.62 percent, 4.37 percent and 4.20 percent; and expected lives of 10 years for all years. Our compensation expense in the pro forma disclosures does not indicate future amounts, as options vest over several years and we generally make additional grants each year. The options we grant in our plans vest over three years.
Property Casualty Insurance
Property casualty policy written premiums are deferred and earned on a pro rata basis over the terms of the policies. We record as unearned premium the portion of written premiums that apply to unexpired policy terms. We do not consider investment income potential in setting insurance policy premiums. The expenses associated with issuing insurance policies – primarily insurance agent commissions, premium taxes and underwriting costs – are deferred and amortized over the terms of policies.
We establish reserves to cover the expected cost of claims – or losses – and our expenses related to investigating, processing and resolving claims. Although determining the appropriate amount of reserves including reserves for catastrophe losses is inherently uncertain, we base our decisions on past experience and
2005 10-K Page 84

current facts. Reserves are based on claims reported prior to the end of the year and estimates of unreported claims. We take into account the fact that we may recover some of our costs through salvage and subrogation. We regularly review and update reserves using the most current information available. Any resulting adjustments are reflected in current operations.
The Cincinnati Insurance Companies actively market property casualty insurance policies in 32 states. Our 10 largest states generated 71.1 percent, 72.1 percent and 73.1 percent of total property casualty premiums in 2005, 2004 and 2003, respectively. Ohio, our largest state, accounted for 23.1 percent, 23.7 percent and 24.6 percent of total earned premiums in 2005, 2004 and 2003. Agencies in Georgia, Illinois, Indiana, Michigan, North Carolina, Pennsylvania and Virginia each contributed between 4 percent and 10 percent of premium volume in 2005. No single agency accounted for more than 1.1 percent of the company’s total agency direct earned premiums in 2005.
Life and Health Insurance
We offer several types of life and health insurance and we account for each according to the duration of the contract. Short-duration contracts are written to cover claims that arise during a short, fixed term of coverage. We generally have the right to change the amount of premium charged or cancel the coverage at the end of each contract term. Group life insurance is an example. We account for short-duration contracts similarly to property casualty contracts.
Long-duration contracts are written to provide coverage for an extended period of time. Traditional long-duration contracts require policyholders to pay scheduled gross premiums, generally not less frequently than annually, over the term of the coverage. Premiums for these contracts are recognized as revenue when due. Whole life insurance is an example. Some traditional long-duration contracts have premium payment periods shorter than the period over which coverage is provided. For these contracts the excess of premium over the amount required to pay expenses and benefits is recognized over the term of the coverage rather than over the premium payment period. Ten-pay whole life insurance is an example.
We establish a liability for traditional long-duration contracts as we receive premiums. The amount of this liability is the present value of future expenses and benefits less the present value of future net premiums. Net premium is the portion of gross premium required to provide for all expenses and benefits. We estimate future expenses and benefits and net premium using assumptions for expected expenses, mortality, morbidity, withdrawal rates and investment income. We include a provision for adverse deviation, meaning we allow for some uncertainty in making our assumptions. We establish our assumptions when the contract is issued and we generally maintain those assumptions for the life of the contract. We use both our own experience and industry experience, adjusted for historical trends, in arriving at our assumptions for expected mortality, morbidity and withdrawal rates. We use our own experience and historical trends for setting our assumption for expected expenses. We base our assumption for expected investment income on our own experience, adjusted for current economic conditions.
When we issue a traditional long-duration contract, we capitalize acquisition costs. Acquisition costs are costs which vary with, and are primarily related to, the production of new business. We then charge these deferred acquisition costs to expenses over the premium paying period of the contract and we use the same assumptions that we use when we establish the liability for the contract.
Universal life contracts are long-duration contracts for which contractual provisions are not fixed, unlike whole life insurance. Universal life contracts allow policyholders to vary the amount of premium, within limits, without our consent. However we may vary the mortality and expense charges, within limits, and the interest crediting rate used to accumulate policy values. We do not record universal life premiums as revenue. Instead we recognize as revenue the mortality charges, administration charges and surrender charges when received. Some of our universal life contracts assess administration charges in the early years of the contract that are compensation for services we will provide in the later years of the contract. These administration charges are deferred and are recognized over the period when we provide those future services.
For universal life long-duration contracts we maintain a liability equal to the policyholder account value. There is no provision for adverse deviation.
When we issue a universal life long-duration contract we capitalize acquisition costs. We then charge these capitalized costs to expenses over the term of coverage of the contract. When we charge deferred acquisition costs to expenses, we use assumptions based on our best estimates of long-term experience. We review and modify these assumptions on a regular basis.
Separate Accounts
We issue life contracts with guaranteed minimum returns, referred to as bank-owned life insurance contracts (BOLIs). We legally segregate and record as separate accounts the assets and liabilities for some of our BOLIs, based on the specific contract provisions. We guarantee minimum investment returns, account values and death benefits for our separate account BOLIs. Our other BOLIs are general account products.
2005 10-K Page 85

We carry the assets of separate account BOLIs at fair value. The liabilities on separate account BOLIs primarily are the contract holders’ claims to the related assets and are carried at the fair value of the assets. If the BOLI asset value is projected below the value we guaranteed, a liability is established by a charge to the company’s earnings.
Generally, investment income and realized investment gains and losses of the separate accounts accrue directly to the contract holder and we do not include them in the Consolidated Statements of Income. Revenues and expenses for the company related to the separate accounts consist of contractual fees and mortality, surrender and expense risk charges. Also, each separate account BOLI includes a negotiated gain and loss sharing arrangement with the company. A percentage of each separate account’s realized gain and loss representing contract fees and assessments accrues to us and is transferred from the separate account to the company’s general account and is recognized as revenue or expense.
Reinsurance
We work to reduce risk and uncertainty by buying property casualty and life reinsurance. Reinsurance contracts do not relieve us from our duty to policyholders, but rather help protect our financial strength to perform that duty. We estimate loss amounts recoverable from our reinsurers based on the reinsurance policy terms. Historically, our claims with reinsurers have been paid. We do not have an allowance for uncollectible reinsurance.
We also serve in a limited way as a reinsurer for other insurance companies, reinsurers and involuntary state pools. We record our transactions for such assumed reinsurance based on reports provided to us by the ceding reinsurer.
Cash and Cash Equivalents
Cash and cash equivalents include cash and money market funds.
Investments
Our portfolio investments are primarily in publicly traded fixed-maturity, equity and short-term investments, classified as available for sale in the accompanying financial statements. Valuations of all of our investments are based on either listed prices or data provided by an outside resource that supplies global securities pricing. Changes in the fair value of these securities, based on the listed prices or information from the outside resource, are reported on the balance sheet in other comprehensive income, net of tax. Fixed-maturity investments (taxable and tax-exempt bonds) and equity investments (common and preferred stocks) are classified as available for sale and recorded at fair value in the financial statements. Short-term investments are classified as available for sale and recorded at amortized cost, which approximates fair value, in the financial statements. The number of fixed-maturity securities trading below 100 percent of book value can be expected to fluctuate as interest rates rise or fall. Because of our strong surplus and long-term investment horizon, we expect to hold most fixed-maturity investments until maturity, regardless of short-term fluctuations in fair values.
We include unrealized gains and losses on investments, net of taxes, in shareholders’ equity as accumulated other comprehensive income. Realized gains and losses on investments are recognized in net income on a specific identification basis.
Investment income consists mainly of interest and dividends. We record interest on an accrual basis and record dividends at the ex-dividend date. We amortize premiums and discounts on fixed-maturity securities using the interest method.
Facts and circumstances sometimes warrant investment write-downs. We record such other-than-temporary declines as realized investment losses.
Fair Value Disclosures
We base fair value for investments in equity and fixed-maturity securities (including redeemable preferred stock and assets held in separate accounts) on quoted market prices or on data provided by an outside resource that supplies global securities pricing.
We estimate fair value for liabilities under investment-type insurance contracts (annuities) using discounted cash flow calculations. We base the calculations on interest rates offered on contracts of similar nature and maturity. We base fair value for long-term senior notes on the quoted market prices for such notes.
Derivative Financial Instruments and Hedging Activities
Some of our investments contain embedded options. These investments include convertible debt and convertible preferred stock. We calculate fair value and account for the embedded options separately. The changes in fair values of embedded derivates are recognized in net income in the period they occur.
SFAS No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities,” as amended, or any subsequent changes in fair values of these instruments, have not had a significant impact on the accompanying consolidated financial statements. We do not engage in any hedging activities.
2005 10-K Page 86

Lease/Finance
Our CFC Investment Company subsidiary provides auto and equipment direct financing (leases and loans) to commercial and individual clients. We generally transfer ownership of the property to the client as the terms of the leases expire. Our lease contracts contain bargain purchase options. We record income over the financing term using the interest method.
We capitalize and amortize lease or loan origination costs over the life of the financing using the interest method. These costs may include, but are not limited to: finder fees, broker fees, filing fees and the cost of credit reports.
Asset Management
Our CinFin Capital Management subsidiary generates revenue from management fees. We set those fees based on the market value of assets under management, and we record our revenue as it is earned.
Land, Building and Equipment
We record building and equipment at cost less accumulated depreciation. Our depreciation is based on estimated useful lives (ranging from three years to 39 1/2 years) using straight-line and accelerated methods. Depreciation expense recorded in 2005, 2004 and 2003 was $33 million, $30 million and $31 million, respectively. We monitor land, building and equipment for potential impairments. Potential impairments include a significant decrease in the market values of the assets, considerable cost overruns on projects or a change in legal factors or business climate, or other factors that indicate that the carrying amount may not be recoverable.
We capitalize costs for internally developed computer software during the application development stage. These costs generally consist of external consulting, payroll and payroll-related costs.
Income Taxes
We calculate deferred income tax liabilities and assets using tax rates in effect for the time when temporary differences in book and taxable income are estimated to reverse. We recognize deferred income taxes for numerous temporary differences between our taxable income and book-basis income and other changes in shareholders’ equity. Such temporary differences relate primarily to unrealized gains on investments and differences in the recognition of deferred acquisition costs and insurance reserves. We charge deferred income taxes associated with unrealized appreciation (except the amounts related to the effect of income tax rate changes) to shareholders’ equity in accumulated other comprehensive income. We charge deferred taxes associated with other differences to income.
New Accounting Pronouncements
Statement of Financial Accounting Standards No. 123(R)
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25. On April 21, 2005, the Securities and Exchange Commission amended the effective date, stating that companies can choose implementation in either the reporting period beginning after June 15, 2005, or December 15, 2005. We intend to adopt SFAS No. 123(R) in the first quarter of 2006.
SFAS No. 123(R) permits companies to adopt its requirements using either a modified prospective or a modified retrospective method. We currently utilize a standard option-pricing model (binomial option-pricing model) to measure the fair value of stock options granted to associates. Upon the adoption of SFAS No. 123(R), we will use the modified prospective method to measure the fair value of associate stock options.
Subject to a complete review of the requirements of SFAS No. 123(R), based on stock options granted to associates through year-end 2005, we estimate that the adoption of SFAS No. 123(R) will reduce 2006 net income by approximately 8 cents per share.
Statement of Financial Accounting Standards No. 154
In May 2005, the FASB issued SFAS No. 154, which eliminated the requirement in APB Opinion No. 20, “Accounting Changes,” that modified the requirements for the accounting and reporting of a change in accounting principles. APB Opinion No. 20 required changes in accounting principles be included as an accumulated amount in the income statement in the period of change.
SFAS No. 154 requires that changes in accounting principles be retrospectively applied. The new accounting principle is applied at the beginning of the first period presented, as if that principle had always been used. The cumulative effect is applied to the applicable assets and liabilities with a corresponding offset to opening retained earnings. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect SFAS No. 154 to have any material impact on the company’s consolidated financial statements.
2005 10-K Page 87

     Reclassifications
     We have reclassified certain prior-year amounts to conform with current-year classifications.
     2. Investments

(In millions)	Years ended December 31,
	2005	2004	2003

Investment income summarized by investment category:
Interest on fixed maturities	$280	$252	$235
Dividends on equity securities	244	239	227
Other investment income	8	6	7

Total	532	497	469
Less investment expenses	6	5	4

Total	$526	$492	$465

Realized investment gains and losses summarized by investment category:
Fixed maturities:
Gross realized gains	$36	$36	$35
Gross realized losses	(1)	(20)	(25)
Other-than-temporary impairments	(1)	(5)	(73)
Equity securities:
Gross realized gains	40	101	37
Gross realized losses	(6)	(30)	(17)
Other-than-temporary impairments	0	(1)	(7)
Embedded derivatives	(7)	10	9

Total	$61	$91	$(41)

Change in unrealized investment gains and losses summarized by investment category:
Fixed maturities	$(198)	$(6)	$211
Equity securities	(575)	(448)	488
Adjustment to deferred acquisition costs and life policy reserves	6	3	(13)
Other	18	(6)	(9)
Income taxes on above	246	160	(236)

Total	$(503)	$(297)	$441

The fair value of the conversion features embedded in convertible securities was a loss of $7 million at year-end 2005, a gain of $10 million at year-end 2004 and a gain of $9 million at year-end 2003.
At December 31, 2005, contractual maturity dates for fixed-maturity and short-term investments were:

(In millions)	Amortized	Fair	% of Fair
	cost	value	value

Maturity dates occuring:
Less than one year	$154	$156	2.8%
One year through five years	602	613	11.0
After five years through ten years	2,900	2,919	52.6
After ten years through twenty years	1,550	1,599	28.8
Over twenty years	256	264	4.8

Total	$5,462	$5,551	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.
At December 31, 2005, investments with book value of $63 million and fair value of $65 million were on deposit with various states in compliance with regulatory requirements.

2005 10-K Page 88

The following table analyzes cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our investments:

(In millions)	Cost or	Gross unrealized		Fair
At December 31,	amortized cost	gains	losses	value

2005
Fixed maturities:
States, municipalities and political subdivisions	$2,083	$48	$14	$2,117
Convertibles and bonds with warrants attached	269	17	8	278
Public utilities	139	6	1	144
United States government and government agencies and authorities	1,000	0	20	980
All other corporate bonds and short-term investments	1,971	88	27	2,032

Total	$5,462	$159	$70	$5,551

Equity securities	$2,128	$4,986	$8	$7,106

2004
Fixed maturities:
States, municipalities and political subdivisions	$1,622	$75	$3	$1,694
Convertibles and bonds with warrants attached	368	56	2	422
Public utilities	134	13	1	146
United States government and government agencies and authorities	1,076	4	4	1,076
All other corporate bonds and short-term investments	1,654	151	2	1,803

Total	$4,854	$299	$12	$5,141

Equity securities	$1,945	$5,558	$5	$7,498

This table reviews unrealized losses and fair values by investment category and by length of time securities have been in a continuous unrealized loss position:

(In millions)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31,	value	losses	value	losses	value	losses

2005:
Fixed maturities:
States, municipalities and political subdivisions	$754	$8	$173	$6	$927	$14
Convertibles and bonds with warrants attached	73	3	39	6	112	9
Public utilities	44	1	6	0	50	1
United States government and government agencies and authorities	608	8	354	11	962	19
All other corporate bonds and short-term investments	387	11	284	16	671	27

Total	1,866	31	856	39	2,722	70
Equity securities:	59	2	47	6	106	8

Total	$1,925	$33	$903	$45	$2,828	$78

2004:
Fixed maturities:
States, municipalities and political subdivisions	$194	$2	$59	$1	$253	$3
Convertibles and bonds with warrants attached	26	1	27	1	53	2
Public utilities	10	0	5	1	15	1
United States government and government agencies and authorities	295	3	70	1	365	4
All other corporate bonds and short-term investments	101	1	14	1	115	2

Total	626	7	175	5	801	12
Equity securities:	59	4	23	1	82	5

Total	$685	$11	$198	$6	$883	$17

At December 31, 2005, 177 fixed-maturity investments with a total unrealized loss of $39 million and three equity securities with a total unrealized loss of $6 million had been in that position for 12 months or more. All were trading between 70 percent to less than 100 percent of book value.
At December 31, 2004, 23 fixed-maturity investments with a total unrealized loss of $5 million and one equity security with a total unrealized loss of $1 million had been in that position for 12 months or more. All were trading between 70 percent to less than 100 percent of book value.

2005 10-K Page 89

Investments in companies that exceed 10 percent of our shareholders’ equity at December 31 include:

(In millions)	2005		2004
	Cost	Fair value	Cost	Fair value

Issuers:
Fifth Third Bancorp common stock	$283	$2,745	$283	$3,443
ALLTEL Corporation common stock and fixed maturity	122	807	137	794
In December 2005, we sold 475,000 shares of our holdings of ALLTEL Corporation common stock. On January 24, 2006, we completed the sale of our remaining 12,700,164 shares. The sale contributed $27 million to our 2005 pretax realized gains. The $549 million gain from the sale in 2006 will be recognized in pretax realized investment gains and losses in the first quarter of 2006. After-tax proceeds from the sale totaled approximately $558 million.
3. Deferred Acquisition Costs
This table summarizes components of our deferred policy acquisition costs asset:

(In millions)	At December 31,
	2005	2004	2003

Deferred policy acquisition costs asset beginning of year	$400	$372	$343
Capitalized deferred policy acquisition costs	683	657	615
Amortized deferred policy acquisition costs	(664)	(626)	(573)
Amortized shadow deferred policy acquisition costs	10	(3)	(13)

Deferred policy acquisition costs asset end of year	$429	$400	$372

4. Property Casualty Loss and Loss Expenses
This table summarizes activity in the reserve for loss and loss expenses:

(In millions)		Years ended December 31,
	2005	2004	2003

Gross loss and loss expense reserves, January 1	$3,514	$3,386	$3,150
Less reinsurance receivable	537	541	542

Net loss and loss expense reserves, January 1	2,977	2,845	2,608

Net incurred loss and loss expenses related to:
Current accident year	1,972	1,949	1,877
Prior accident years	(160)	(196)	(80)

Total incurred	1,812	1,753	1,797

Net paid loss and loss expenses related to:
Current accident year	772	804	762
Prior accident years	906	817	799

Total paid	1,678	1,621	1,561

Net loss and loss expense reserves, December 31	3,111	2,977	2,845
Plus reinsurance receivable	518	537	541

Gross loss and loss expense reserves, December 31	$3,629	$3,514	$3,386

We base property casualty loss and loss expenses reserve estimates on our experience and on information gathered from internal analyses and our appointed actuary. When reviewing reserves, we analyze historical data and estimate the effect of various other factors, such as industry loss frequency and severity and premium trends; past, present and anticipated product pricing; anticipated premium growth; other quantifiable trends; and projected ultimate loss ratios.
Because of changes in estimates of insured events in prior years, we decreased the provision for loss and loss expenses by $160 million, $196 million and $80 million in calendar years 2005, 2004 and 2003. These decreases are partly due to the effects of settling reported (case) and unreported (IBNR) reserves established in prior years for amounts less than expected.
Following the Ohio Supreme Court’s late 2003 decision to limit its 1999 Scott-Pontzer v. Liberty Mutual decision, we released $38 million pretax of previously established uninsured/under-insured motorist (UM/UIM) reserves. In 2004, we released an additional $32 million in related case reserves. After that release, we stopped separately reporting on UM/UIM related reserve actions.
We reported total catastrophe losses, net of reinsurance and before taxes, of $127 million for 2005, compared with $148 million for 2004 and $97 million in 2003. Most catastrophe losses are incurred in the calendar year of the event.
The reserve for loss and loss expenses in the accompanying balance sheets also includes $32 million, $35 million and $29 million at December 31, 2005, 2004 and 2003, respectively, for certain life health losses.

2005 10-K Page 90

5. Life Policy Reserves
We establish the reserves for traditional life insurance policies based on expected expenses, mortality, morbidity, withdrawal rates and investment yields, including a provision for uncertainty. Once these assumptions are established, they generally are maintained throughout the lives of the contracts. We use both our own experience and industry experience, adjusted for historical trends, in arriving at our assumptions for expected mortality, morbidity and withdrawal rates as well as for expected expenses. We base our assumptions for expected investment income on our own experience adjusted for current economic conditions.
We establish reserves for the company’s universal life, deferred annuity and investment contracts equal to the cumulative account balances, which include premium deposits plus credited interest less charges and withdrawals.
Here is a summary of our life policy reserves:

(In millions)	At December 31,
	2005	2004

Ordinary/traditional life	$419	$378
Universal life	376	358
Annuities	523	435
Other	25	23

Total	$1,343	$1,194

At December 31, 2005, and 2004, the fair value associated with the annuities shown above was approximately $563 million and $477 million, respectively.
6. Notes Payable
We had two lines of credit with commercial banks amounting to $125 million with no outstanding balance at year-end 2005. We had no compensating balance requirement on short-term debt for either 2005 or 2004. We did not use either of these lines of credit in 2005. We had one line of credit with a commercial bank amounting to $75 million with no outstanding balance at year-end 2004.
During 2004, we terminated an interest-rate swap entered into by CFC Investment Company in 2001 as a cash hedge of variable interest payments for certain variable-rate debt obligations. When we paid off the underlying debt, we terminated this agreement at a cost of $2 million, net of tax.
7. Senior Debt
This table summarizes the principal amounts of our long-term debt:

(In millions)
Interest	Year of		At December 31,
rate	issue		2005	2004

6.125%	2004	Senior notes, due 2034	$375	$375
6.92%	2005	Senior debentures, due 2028	392	0
6.90%	1998	Senior debentures, due 2028	28	420

		Total	$795	$795

The fair value of our senior debt approximated $870 million at year-end 2005 and approximated $843 million at year-end 2004.
During 2005, we completed the exchange of outstanding 6.125% senior notes due 2034 for up to $375 million aggregate principal amount of newly issued 6.125% series B senior notes due 2034, which are substantially identical to the old 6.125% senior notes except that they have been registered under the Securities Act of 1933, as amended. As of the expiration of the exchange offer, $365 million aggregate principal amount of the outstanding notes had been tendered and accepted for exchange. That transaction had no effect on the company’s financial statements. We also completed our offer to exchange outstanding 6.90% senior debentures due 2028 for up to $420 million aggregate principal amount of newly issued 6.92% senior debentures due 2028. Holders of $392 million aggregate principal amount of the 6.90% senior debentures opted to exchange their bonds for newly issued 6.92% senior debentures.
None of the notes are encumbered by rating triggers.
8. Shareholders’ Equity and Dividend Restrictions
Our insurance subsidiary declared dividends to the company of $275 million in 2005, $175 million in 2004 and $50 million in 2003. State of Ohio regulatory requirements restrict the dividends insurance subsidiaries can pay. Generally, the most Ohio-domiciled insurance subsidiaries can pay without prior regulatory approval is the greater of 10 percent of statutory surplus or 100 percent of statutory net income for the prior calendar year up to the amount of statutory unassigned surplus as of the end of the prior calendar year. Dividends exceeding

2005 10-K Page 91

these limitations may be paid only with approval of the Ohio Department of Insurance. During 2006, the total dividends that our lead insurance subsidiary may pay to our parent company without regulatory approval will be approximately $517 million.
Our board of directors on August 19, 2005, announced a program to repurchase up to 10 million shares of outstanding stock effective September 1, 2005. The new program replaced a 1999 repurchase authorization. Between September 1, 2005, and December 31, 2005, we purchased 534,000 shares at a cost of $24 million. At year-end 2005, 9.5 million shares remained authorized for repurchase at any time in the future. Repurchase shares are not adjusted for stock dividends.
As of December 31, 2005, 13 million shares of common stock were available for future stock option grants.
Declared cash dividends per share were $1.21, $1.04 and 90 cents for the years ended December 31, 2005, 2004 and 2003, respectively.
Accumulated Other Comprehensive Income
The change in unrealized gains and losses on investments and derivatives included:

(In millions)	Years ended December 31,
	2005	2004	2003

Unrealized holding investment gains and losses on securities and derivatives	$(694)	$(369)	$649
Reclassification adjustment:
Adjustment to deferred acquisition costs and life policy reserves	6	3	(13)
Net realized (gain) loss on investments and derivatives	(61)	(91)	41
Income taxes on above	246	160	(236)

Total	$(503)	$(297)	$441

Income taxes relate to each component above ratably.
9. Reinsurance
Our statements of income include earned property casualty premiums on assumed and ceded business:

(In millions)	Years ended December 31,
	2005	2004	2003

Direct written premiums	$3,231	$3,141	$2,949
Assumed written premiums	23	33	44
Ceded written premiums	(178)	(177)	(178)

Net written premiums	$3,076	$2,997	$2,815

Direct earned premiums	$3,209	$3,062	$2,808
Assumed earned premiums	28	32	56
Ceded earned premiums	(179)	(175)	(211)

Net earned premiums	$3,058	$2,919	$2,653

Our statements of income include incurred property casualty loss and loss expenses on assumed and ceded business:

(In millions)	Years ended December 31,
	2005	2004	2003

Direct incurred loss and loss expenses	$1,898	$1,870	$1,856
Assumed incurred loss and loss expenses	40	17	44
Ceded incurred loss and loss expenses	(126)	(134)	(103)

Net incurred loss and loss expenses	$1,812	$1,753	$1,797

2005 10-K Page 92

10. Income Taxes
Here is a summary of the major components of our net deferred tax liability:

(In millions)	At December 31,
	2005	2004

Deferred tax liabilities:
Unrealized gains on investments and derivatives	$1,788	$2,033
Deferred acquisition costs	135	129
Other	32	38

Total	1,955	2,200

Deferred tax assets:
Loss and loss expense reserves	179	180
Unearned premiums	108	107
Life policy reserves	26	28
Capital loss carryforward	0	19
Other	20	32

Total	333	366

Net deferred tax liability	$1,622	$1,834

The provision for federal income taxes is based upon a consolidated income tax return for the company and subsidiaries. As of December 31, 2005, we had no capital loss carry forwards.
The differences between the statutory income tax rates and our effective income tax rates are as follows:

	Years ended December 31,
	2005	2004	2003

Tax at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax-exempt municipal bonds	(3.2)	(2.5)	(3.8)
Dividend exclusion	(5.7)	(5.7)	(8.6)
Other	0.7	0.2	(0.6)

Effective rate	26.8%	27.0%	22.0%

Filed tax returns for calendar years 2000 through 2004 are currently open with the Internal Revenue Service. Federal income taxes are not provided for on our life insurance subsidiary’s Policyholder Surplus Account (PSA), which totaled $14 million at December 31, 2005, 2004 and 2003. Prior to 2005, U.S. tax rules provided that tax was due only on amounts distributed from the PSA. Had a distribution from the PSA occurred prior to 2005, tax due would have been approximately $5 million at current federal income tax rates.
The tax liability of a stock life insurance company on distributions made from the PSA was suspended beginning January 1, 2005, by the American Jobs Creation Act of 2004. As a result of this legislation, our life insurance subsidiary has the ability to distribute amounts from its PSA to the parent company prior to December 31, 2006, without incurring federal income tax, thereby permanently eliminating the $5 million tax previously disclosed.
11. Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding. We have adjusted shares and earnings per share to reflect all stock splits and dividends prior to December 31, 2005.
Here are calculations for basic and diluted earnings per share:

(Dollars in millions except share data)	Years ended December 31,
	2005	2004	2003

Numerator:
Net income—basic and diluted	$602	$584	$374

Denominator:
Weighted-average common shares outstanding	175,062,669	176,476,722	177,119,594
Effect of stock options	2,053,457	1,900,126	1,172,654

Adjusted weighted-average shares	177,116,126	178,376,848	178,292,248

Earnings per share:
Basic	$3.44	$3.30	$2.11
Diluted	$3.40	$3.28	$2.10
The only current source of dilution of our common shares is outstanding stock options to purchase shares of common stock. At year-end 2005, all outstanding options were included in the calculation. At year-end 2004

2005 10-K Page 93

and 2003, there were 0.3 million and 2.2 million outstanding options that we did not include in this calculation. We did not include these options in the computation of net income per common share (diluted) because their exercise prices were greater than the average market price of the common shares.
12. Pension Plan
We sponsor a defined contribution plan (401(k) savings plan) and a defined benefit pension plan covering substantially all employees. We do not contribute to the 401(k) plan. Benefits for the defined benefit plan are based on years of credited service and compensation level. Contributions are based on the frozen entry age actuarial cost method. We also maintained a supplemental executive retirement plan, with liabilities of approximately $4 million, at year-end 2005 and 2004. Our pension expense is composed of several components that are determined using the projected unit credit actuarial cost method, and they are based on certain actuarial assumptions.
Here is more detailed information about our defined benefit pension plan:

(In millions)	Years ended December 31,
	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$199	$167
Service cost	13	11
Interest cost	12	10
Actuarial loss	18	14
Benefits paid	(7)	(3)

Benefit obligation at end of year	$235	$199

Accumulated benefit obligation	$165	$142

Change in plan assets:
Fair value of plan assets at beginning of year	$158	$138
Actual return on plan assets	12	15
Employer contributions	10	8
Benefits paid	(7)	(3)

Fair value of plan assets at end of year	$173	$158

Funded status:
Funded status at end of year	$(62)	$(41)
Unrecognized net actuarial gain	52	34
Unrecognized net transitional asset	(1)	(1)
Unrecognized prior service cost	7	7

Accrued pension cost	$(4)	$(1)

We use a December 31 measurement date for our plans. The accumulated benefit obligation was $165 million and $142 million at December 31, 2005, and 2004, respectively. The fair value of our stock comprised $29 million (17 percent of total plan assets) at December 31, 2005, and $27 million (17 percent of total plan assets) at December 31, 2004.
We evaluate our pension plan assumptions annually and update them as necessary. The discount rate assumptions for our benefit obligation track with Moody’s Aa bond yield, and yearly adjustments reflect any changes to those bond yields. Compensation increase assumptions reflect historical calendar year compensation increases.
Here is a summary of the assumptions we use to determine our benefit obligation:

	Years ended December 31,
	2005	2004

Discount rate	5.50%	5.75%
Rate of compensation increase	5-7	5-7
Here is a breakdown of the components of our net periodic benefit cost:

(In millions)	Years ended December 31,
	2005	2004	2003

Service cost	$13	$11	$9
Interest cost	12	10	9
Expected return on plan assets	(13)	(12)	(13)
Amortization of actuarial gain	1	0	(1)

Net pension expense	$13	$9	$4

We expect to contribute approximately $10 million to our pension plan in 2006.

2005 10-K Page 94

Here is a summary of the assumptions we use to determine our net expense for the plan:

	Years ended December 31,
	2005	2004	2003

Discount rate	5.75%	6.00%	6.50%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increase	5-7	5-7	5-7
Our pension plan asset allocations by category are:

(In millions)	At December 31,
	2005	2004

Asset category:
Equity securities	93%	91%
Fixed maturities	5	7
Cash and cash equivalents	2	2

Total	100%	100%

For 2006, we expect to target 90 percent of our pension plan assets for equity securities and 10 percent for fixed maturities and cash.
We expect to make the following benefit payments, which reflect expected future service:

(In millions)	Pension
For the years ended December 31,	benefits

2006	$5
2007	7
2008	10
2009	10
2010	9
Years 2011-2015	84
13. Statutory Accounting Information
Insurance companies use statutory accounting practices (SAP) as prescribed by regulatory authorities. Statutory accounting differs in certain respects from GAAP. The following table reconciles GAAP consolidated net income for the years ended December 31, and shareholders’ equity at December 31, with total statutory net income and capital and surplus:

(In millions)	Years ended December 31,
	2005	2004	2003

Consolidated net income per GAAP	$602	$584	$374

Adjustments:
Deferred policy acquisition costs	(19)	(30)	(42)
Deferred income taxes	13	73	(13)
Income from derivatives	19	(10)	(9)
Elimination of intercompany realized gain	(2)	88	0
Parent company and undistributed net income of non insurance subsidiaries	(41)	(84)	(67)
Other	(19)	6	10

Insurance subsidiaries net income per SAP	$553	$627	$253

Balances by major business type:
Property casualty insurance	$532	$599	$233
Life insurance	21	28	20

Total	$553	$627	$253

2005 10-K Page 95

(In millions)	At December 31,
	2005	2004

Consolidated shareholders’ equity per GAAP	$6,086	$6,249

Adjustments:
Deferred policy acquisition costs	(429)	(400)
Investments at fair value	(102)	(272)
Deferred income taxes	172	238
Parent company and undistributed net income of non-insurance subsidiaries	(1,439)	(1,550)
Reserves and non-admitted assets	(13)	(11)
Other	(81)	(63)

Insurance subsidiaries shareholders’ equity per SAP	$4,194	$4,191

Balances by major business type:
Property casualty insurance	$3,743	$3,752
Life insurance	451	439

Total	$4,194	$4,191

14. Transactions with Affiliated Parties
We paid certain officers and directors, or insurance agencies of which they are shareholders, commissions of approximately $6 million, $11 million and $19 million on premium volume of approximately $41 million, $76 million, and $132 million for 2005, 2004 and 2003, respectively.
On November 15, 2004, we repurchased 1 million shares of Cincinnati Financial common stock from Robert C. Schiff, Trustee, Robert C. Schiff Revocable Trust originally dated November 21, 2001. Robert C. Schiff is a founder of the company and retired as director of Cincinnati Financial Corporation in November 2004. The stock was sold to Cincinnati Financial at an aggregate purchase price equal to 99 percent of the product of (a) 1,000,000 multiplied by (b) $43.45, the last reported sale price per share of the common stock on the Nasdaq National Market at the close of trading on November 12, 2004.
15. Contingencies
Legal issues are part of the normal course of business for all companies. As such, we have various litigation and claims against us in process and pending. Having analyzed those claims with our legal counsel, we believe the outcomes of normal insurance matters will not have a material effect on our consolidated financial position or results of operations. We further believe that the outcomes of non-insurance matters will be covered by insurance coverage or will not have a material effect on our consolidated financial position or results of operations.
As previously reported, in June 2004 we discovered some uncertainty regarding the status of the Cincinnati Financial Corporation holding (parent) company under the Investment Company Act of 1940. Several tests and enumerated exemptions determine whether a company meets the definition of an investment company under the Investment Company Act. In particular, one test states that a company may be an investment company if it owns investment securities with a value greater than 40 percent of its total assets (excluding assets of its subsidiaries), a level which the holding company exceeded between 1991 and August 2004.
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
Following its SEC filing, the holding company transferred investment securities to our subsidiary, The Cincinnati Insurance Company, in August 2004, lowering the holding company’s ratio of investment securities to holding-company-only assets below 40 percent. We have maintained that ratio below the 40 percent level since the time of the transfer.
Because the ratio is below 40 percent, we believe the SEC staff is not actively considering the application.
We strongly believe the holding company is, and has been, outside the intended scope of the Investment Company Act because the company is, and has been, primarily engaged in the business of property casualty and life insurance through its subsidiaries. As a registered investment company, the holding company would not be permitted to operate its business as it currently operates, nor would a registered investment company be permitted to have many of the relationships that the holding company has with its affiliated companies.

2005 10-K Page 96

To increase certainty that regulation under the Investment Company Act would not apply to the company in the future, our operations are limited by the constraint that investment securities held at the holding company level should remain below the 40 percent threshold described above. Efforts to stay below the threshold could result in:
•	A need to dispose of otherwise desirable investment securities, possibly under undesirable conditions. Such dispositions could result in a lower return on investment because of market value fluctuations. Dispositions also could result in loss of investment income that we may be unable to replace in a timely fashion. If we were unable to manage the timing of the dispositions, we also might realize unnecessary capital gains, which would increase our annual tax payment.

•	Limited opportunities to purchase equity securities that hold the potential for market value appreciation. Historically, the holding company has successfully invested in equity securities that provided both income and capital appreciation, contributing to long-term growth in book value. Constraining our ability to pursue this strategy and invest in equity securities could hamper book value growth over the long term.

•	Maintenance of a greater portion of our portfolio of equity securities at our insurance subsidiary. As a result of the transfer of assets to ensure compliance with the 40 percent threshold, the holding company now is more reliant on that subsidiary for cash to fund parent-company obligations, including shareholder dividends and interest on long-term debt.
Although we intend to manage assets to stay below the 40 percent threshold, events beyond our control, including significant appreciation in the value of certain investment securities, could result in the holding company exceeding the 40 percent threshold. While we believe that even in such circumstances the company would not be an investment company because it is primarily engaged in the business of insurance through its subsidiaries, the SEC, among others, could disagree with this position.
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
16. Stock Options
See Note 1 for a general description of our stock option plans. Here is a summary of options information:

(Shares in thousands)		Weighted-average
Years ended December 31,	Shares	exercise price

2005
Outstanding at beginning of year	9,698	$32.05
Granted/reinstated	1,504	41.62
Exercised	(467)	24.18
Forfeited/revoked	(146)	35.89

Outstanding at end of year	10,589	33.70

Options exercisable at end of year	7,794	$31.69
Weighted-average fair value of options granted during the year		12.49

2004
Outstanding at beginning of year	8,791	$30.63
Granted/reinstated	1,439	38.81
Exercised	(397)	24.02
Forfeited/revoked	(135)	34.29

Outstanding at end of year	9,698	32.05

Options exercisable at end of year	7,050	$30.50
Weighted-average fair value of options granted during the year		11.18

2003
Outstanding at beginning of year	7,845	$29.96
Granted/reinstated	1,366	32.47
Exercised	(295)	20.47
Forfeited/revoked	(125)	32.79

Outstanding at end of year	8,791	30.63

Options exercisable at end of year	6,303	$29.57
Weighted-average fair value of options granted during the year		9.82

2005 10-K Page 97

Options outstanding and exercisable consisted of the following at December 31, 2005:

	Options outstanding				Options exercisable
		Weighted-average
		remaining		Weighted-average		Weighted-average
Range of exercise prices	Shares	contractual life		exercise price	Shares	exercise price

$17.07 to 19.34	474	0.36	yrs	$18.50	474	$18.50
$20.37 to 24.14	309	1.28	yrs	20.70	309	20.70
$26.63 to 29.92	1,066	4.00	yrs	27.07	1,066	27.07
$30.60 to 35.00	4,938	5.16	yrs	32.65	4,515	32.67
$36.17 to 38.87	2,065	6.28	yrs	38.46	1,162	38.20
$41.14 to 41.62	1,737	7.97	yrs	41.55	268	41.15

Total	10,589	5.40	yrs	33.70	7,794	31.69

17. Segment Information
We operate primarily in two industries, property casualty insurance and life insurance. We regularly review four different reporting segments to make decisions about allocating resources and assessing performance:
•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Life insurance

•	Investment operations
We report as “Other” the operations of the parent company, CFC Investment Company and CinFin Capital Management Company (excluding investment activities) as well as other income of our insurance subsidiary.
Revenues come primarily from unaffiliated customers:
•	All three insurance segments record revenues from insurance premiums earned. Life insurance segment revenues also include fees from separate account investment management fees.

•	Our investment operations’ revenues are pretax net investment income plus realized investment gains and losses.

•	Other revenues are primarily finance/lease income.
Income or loss before income taxes for each segment is reported based on the nature of that business area’s operations. To explain:
•	Income before income taxes for the insurance segments is defined as underwriting income or loss.

•	For commercial lines and personal lines insurance segments, we calculate underwriting income or loss by recording premiums earned minus loss and loss expenses and underwriting expenses incurred.

•	For the life insurance segment, we determine underwriting income or loss by taking premiums earned and separate account investment management fees, minus contract holder benefits and expenses incurred, plus investment interest credited to contract holders.

•	Income before income taxes for the investment operations segment is net investment income plus realized investment gains and losses for all fixed-maturity and equity security investments of the entire company, minus investment interest credited to contract holders of the life insurance segment.

•	Loss before income taxes for the Other category is primarily due to interest expense from debt of the parent company and operating expenses of our headquarters.
Identifiable assets are used by each segment in its operations. We do not report the identifiable assets for the commercial or personal lines segments because we do not use that measure to analyze the segments. We include all fixed-maturity and equity security investment assets, regardless of ownership, in the investment operations segment.

2005 10-K Page 98

This table summarizes segment information:

(In millions)	Years ended December 31,
	2005	2004	2003

Revenues:
Commercial lines insurance
Commercial multi-peril	$796	$751	$673
Workers compensation	328	313	293
Commercial auto	456	450	419
Other liability	442	402	342
Other commercial lines	232	210	181

Total commercial lines insurance	2,254	2,126	1,908

Personal lines insurance
Personal auto	433	451	428
Homeowner	285	259	239
Other personal lines	86	83	78

Total personal lines insurance	804	793	745

Life insurance	110	104	97
Investment operations	587	583	424
Other	12	8	7

Total	$3,767	$3,614	$3,181

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$285	$338	$167
Personal lines insurance	45	(40)	(27)
Life insurance	7	2	(3)
Investment operations	536	537	381
Other	(50)	(37)	(38)

Total	$823	$800	$480

Identifiable assets:
Property casualty insurance	$2,167	$2,317
Life insurance	845	837
Investment operations	12,774	12,746
Other	217	207

Total	$16,003	$16,107

Quarterly Supplementary Data (Unaudited)
This table includes unaudited quarterly financial information for the years ended December 31, 2005 and 2004:

(Dollars in millions except per share data)	Quarter
	1st	2nd	3rd	4th	Full year

2005
Revenues	$916	$940	$944	$967	$3,767
Income before income taxes	195	215	151	261	823
Net income	144	158	117	183	602
Net income per common share—basic	0.82	0.90	0.67	1.04	3.44
Net income per common share—diluted	0.81	0.89	0.66	1.03	3.40

2004
Revenues	$870	$923	$879	$942	$3,614
Income before income taxes	201	214	113	272	800
Net income	146	155	90	192	584
Net income per common share—basic	0.83	0.88	0.51	1.10	3.30
Net income per common share—diluted	0.82	0.87	0.50	1.09	3.28
Note: The sum of the quarterly reported amounts may not equal the full year as each is computed independently.

2005 10-K Page 99

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
We had no disagreements with the independent registered public accounting firm on accounting and financial disclosure during the last two fiscal years.
Item 9A. Controls and Procedures
The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
•	that information required to be disclosed in the company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and

•	that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
In addition, there was no change in the company’s internal controls over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting and the Attestation Report of the Independent Registered Public Accounting Firm are set forth in Item 8, Pages 78 and 79.
Item 9B. Other Information
None
Part III
Our Proxy Statement will be filed with the SEC in preparation for the 2006 Annual Meeting of Shareholders no later than April 14, 2006. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference to that statement portions of the information required by Part III as noted in Item 10 through Item 14 below.
Item 10. Directors and Executive Officers of the Registrant
a) Information about our directors and executive officers is in the Proxy Statement under “Security Ownership of Principal Shareholders and Management,” “Information Regarding Nondirector Executive Officers” and “Information regarding Nominees and Directors.”
b) Information about Section 16(a) beneficial ownership reporting compliance appears in the Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance.”
c) Information about the “Code of Ethics for Senior Financial Officers” appears in the 2004 Proxy Statement as an appendix and is available in the Investors section of our Web site, www.cinfin.com. Our code of ethics applies to those who are responsible for preparing and disclosing our financial information. This includes our chief executive officer, chief financial officer, chief investment officer and others performing similar functions or reporting directly to these officers.
d) Information about our audit committee membership and our financial expert compliance appears in the Proxy Statement under “Information Regarding the Board of Directors” and “Report of the Audit Committee.”
e) The procedures under which shareholders may recommend director nominees have not changed during the reporting period. Information on the nominating committee processes appears in the Proxy Statement under “Information Regarding the Board of Directors.”
Item 11. Executive Compensation
Information on executive compensation appears in the Proxy Statement under “Executive Compensation Summary.”

2005 10-K Page 100

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
a) Information on the security ownership of certain beneficial owners and management appears in the Proxy Statement under “Security Ownership of Principal Shareholders and Management.”
b) Information on securities authorized for issuance under equity compensation plans appears in the Proxy Statement under “Equity Compensation Plan Information.” Additional information on options under our equity compensation plans is available in Item 8, Note 8 and Note 16 to the Consolidated Financial Statements, Pages 91 and 97.
Item 13. Certain Relationships and Related Transactions
Information about certain relationships and related transactions appears in the Proxy Statement under “Certain Relationships and Transactions” and “Compensation Committee Interlocks and Insider Participation.”
Item 14. Principal Accountant Fees and Services
Information about independent registered public accounting firm fees and services and audit committee pre-approval policies and procedures appears in the Proxy Statement under “Report of the Audit Committee,” “Fees Billed by the Independent Registered Public Accounting Firm” and “Services Provided by the Independent Registered Public Accounting Firm.”
Part IV
Item 15. Exhibits and Financial Statement Schedules
a) Financial Statements – information contained in Part II, Item 8 of this report, Pages 80 — 83
b) Exhibits – see Index of Exhibits, Page 113
c) Financial Statement Schedules
     Schedule I – Summary of Investments — Other than Investments in Related Parties, Page 102
     Schedule II – Condensed Financial Statements of Registrant, Page 104
     Schedule III – Supplementary Insurance Information, Page 107
     Schedule IV –Reinsurance, Page 109
     Schedule V – Valuation and Qualifying Accounts, Page 110
     Schedule VI – Supplementary Information Concerning Property Casualty Insurance Operations, Page 111

2005 10-K Page 101

Schedule I

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other than Investments in Related Parties
(In millions)	At December 31, 2005
	Cost or amortized		Balance sheet
Type of investment	cost	Fair value	amount

Fixed maturities:
United States government and government agencies and authorities:
The Cincinnati Insurance Company	$623	$610	$610
The Cincinnati Casualty Company	6	7	7
The Cincinnati Indemnity Company	2	2	2
The Cincinnati Life Insurance Company	369	362	362

Total	1,000	981	981

States, municipalities and political subdivisions:
The Cincinnati Insurance Company	1,927	1,958	1,958
The Cincinnati Casualty Company	117	118	118
The Cincinnati Indemnity Company	34	34	34
The Cincinnati Life Insurance Company	5	7	7

Total	2,083	2,117	2,117

Public utilities:
The Cincinnati Insurance Company	53	54	54
The Cincinnati Casualty Company	4	4	4
The Cincinnati Indemnity Company	1	1	1
The Cincinnati Life Insurance Company	80	83	83
Cincinnati Financial Corporation	1	1	1

Total	139	143	143

Convertibles and bonds with warrants attached:
The Cincinnati Insurance Company	221	229	229
The Cincinnati Casualty Company	0	0	0
The Cincinnati Indemnity Company	1	1	1
The Cincinnati Life Insurance Company	42	43	43
CinFin Capital Management Company	0	0	0
Cincinnati Financial Corporation	5	5	5

Total	269	278	278

All other corporate bonds:
The Cincinnati Insurance Company	933	958	958
The Cincinnati Casualty Company	30	31	31
The Cincinnati Indemnity Company	13	14	14
The Cincinnati Life Insurance Company	805	837	837
Cincinnati Financial Corporation	115	117	117

Total	1,896	1,957	1,957

Total fixed maturities	$5,387	$5,476	$5,476

2005 10-K Page 102

Schedule I (Continued)

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other than Investments in Related Parties
(In millions)	At December 31, 2005
	Cost or amortized		Balance sheet
(In millions) Type of investment	cost	Fair value	amount

Equity securities:
Common stocks:
Public utilities:
The Cincinnati Insurance Company	$120	$372	$372
The Cincinnati Casualty Company	5	14	14
The Cincinnati Life Insurance Company	14	67	67
CinFin Capital Management Company	0	0
Cincinnati Financial Corporation	82	559	559

Total	221	1,012	1,012

Banks, trust and insurance companies:
The Cincinnati Insurance Company	431	2,228	2,228
The Cincinnati Casualty Company	16	77	77
The Cincinnati Indemnity Company	0	0	0
The Cincinnati Life Insurance Company	56	162	162
CinFin Capital Management Company	1	1	1
Cincinnati Financial Corporation	433	1,603	1,603

Total	937	4,071	4,071

Industrial, miscellaneous and all other:
The Cincinnati Insurance Company	526	1,304	1,304
The Cincinnati Casualty Company	19	58	58
The Cincinnati Indemnity Company	6	15	15
The Cincinnati Life Insurance Company	90	198	198
CinFin Capital Management Company	3	3	3
Cincinnati Financial Corporation	159	275	275

Total	803	1,853	1,853

Nonredeemable preferred stocks:
The Cincinnati Insurance Company	128	132	132
The Cincinnati Casualty Company	0	0	0
The Cincinnati Indemnity Company	0	0	0
The Cincinnati Life Insurance Company	31	30	30
CinFin Capital Management Company	0	0	0
Cincinnati Financial Corporation	8	8	8

Total	167	170	170

Total equity securities	$2,128	$7,106	$7,106

Short-term investments:
The Cincinnati Insurance Company	$75	$75	$75

Other invested assets:
Real estate:		XXXX
The Cincinnati Life Insurance Company	$3	XXXX	$3

Policy loans:		XXXX
The Cincinnati Life Insurance Company	29	XXXX	29

Notes receivable:		XXXX
Cincinnati Financial Corporation	13	XXXX	13

Total other invested assets	$45	XXXX	$45

Total investments	$7,635	XXXX	$12,702

2005 10-K Page 103

     Schedule II
Cincinnati Financial Corporation (parent company only)
Condensed Balance Sheets

(In millions)	At December 31,
	2005	2004

ASSETS
Investments
Fixed maturities, at fair value	$123	$129
Equity securities, at fair value	2,444	2,680
Short-term investments, at fair value	0	21
Other invested assets	13	7
Cash and cash equivalents	7	28
Equity in net assets of subsidiaries	4,685	4,732
Investment income receivable	17	17
Land, building and equipment, net, for company use (accumulated depreciation: 2005—$61; 2004—$51)	98	77
Prepaid federal income tax	32	21
Other assets	17	14
Due from subsidiaries	144	63

Total assets	$7,580	$7,789

LIABILITIES
Dividends declared but unpaid	$53	$46
Deferred federal income tax	635	688
6.125% senior notes due 2034	371	371
6.9% senior debentures due 2028	28	420
6.92% senior debentures due 2028	392	0
Other liabilities	15	15

Total liabilities	1,494	1,540

SHAREHOLDERS’ EQUITY
Common stock	389	370
Paid-in capital	969	618
Retained earnings	2,088	2,057
Accumulated other comprehensive income—unrealized gains on investments and derivatives	3,284	3,787
Treasury stock at cost	(644)	(583)

Total shareholders’ equity	6,086	6,249

Total liabilities and shareholders’ equity	$7,580	$7,789

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 77.
2005 10-K Page 104

     Schedule II (Continued)
Cincinnati Financial Corporation (parent company only)
Condensed Statements of Income

(In millions)	Years ended December 31,
	2005	2004	2003

REVENUES
Dividends from subsidiaries	$275	$175	$50
Investment income, net of expenses	89	110	131
Realized gains (losses) on investments	2	18	(23)
Other revenue	10	9	7

Total revenues	376	312	165

EXPENSES
Interest expense	52	36	33
Depreciation expense	3	3	4
Other expenses	16	14	15

Total expenses	71	53	52

INCOME BEFORE INCOME TAXES AND EARNINGS OF SUBSIDIARIES	305	259	113

Income tax provision (benefit)	(7)	3	(1)

NET INCOME BEFORE EARNINGS OF SUBSIDIARIES	312	256	114

Increase in undistributed earnings of subsidiaries	290	328	260

NET INCOME	$602	$584	$374

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 77.
2005 10-K Page 105

     Schedule II (Continued)
Cincinnati Financial Corporation (parent company only)
Condensed Statements of Cash Flows

(In millions)	Years ended December 31,
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$602	$584	$374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3	3	4
Realized (gains) losses on investments	(2)	(18)	23
Changes in:
Investment income receivable	0	10	1
Current federal income taxes	(12)	(30)	(2)
Deferred income taxes	19	20	(10)
Other assets	(3)	(2)	(1)
Other liabilities	0	6	2
Undistributed earnings of subsidiaries	(290)	(328)	(260)

Net cash provided by operating activities	317	245	131

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed-maturity investments	8	193	50
Maturity of fixed-maturity investments	2	50	71
Sale of equity security investments	18	36	8
Purchase of fixed-maturity investments	(9)	(95)	(47)
Purchase of equity security investments	(12)	(196)	(33)
Change in short-term investments, net	21	(21)	0
Investment in buildings and equipment, net	(24)	(1)	(1)
Change in other invested assets, net	(8)	(1)	2

Net cash (used in) provided by investing activities	(4)	(35)	50

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 6.125% senior notes	0	371	0
Debt issuance costs from 6.125% senior notes	0	(4)	0
Decrease in notes payable	0	(152)	0
Payment of cash dividends to shareholders	(204)	(177)	(156)
Purchase/issuance of treasury shares	(61)	(59)	(55)
Proceeds from stock options exercised	11	3	6
Net transfers to subsidiaries	(80)	(170)	28

Net cash used in financing activities	(334)	(188)	(177)

Net increase (decrease) in cash and cash equivalents	(21)	22	4
Cash and cash equivalents at beginning of year	28	6	2

Cash and cash equivalents at end of year	$7	$28	$6

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 77.
2005 10-K Page 106

     Schedule III
Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information

(In millions)	Years ended December 31,
	2005	2004	2003

Deferred policy acquisition costs:
Commercial lines insurance	$226	$218	$207
Personal lines insurance	85	88	80

Total property casualty insurance	311	306	287
Life insurance	118	94	85

Total	$429	$400	$372

Future policy benefits, losses, claims and expense losses:
Commercial lines insurance	$3,173	$3,016	$2,933
Personal lines insurance	456	498	453

Total property casualty insurance	3,629	3,514	3,386
Life insurance	1,362	1,213	1,040

Total (1)	$4,991	$4,727	$4,426

Unearned premiums:
Commercial lines insurance	$1,150	$1,112	$1,037
Personal lines insurance	407	425	407

Total property casualty insurance	1,557	1,537	1,444
Life insurance	2	2	2

Total (1)	$1,559	$1,539	$1,446

Other policy claims and benefits payable:
Commercial lines insurance	$0	$0	$0
Personal lines insurance	0	0	0

Total property casualty insurance	0	0	0
Life insurance	13	16	14

Total (1)	$13	$16	$14

Premium revenues:
Commercial lines insurance	$2,254	$2,126	$1,908
Personal lines insurance	804	793	745

Total property casualty insurance	3,058	2,919	2,653
Life insurance	106	101	95

Total	$3,164	$3,020	$2,748

2005 10-K Page 107

     Schedule III (Continued)
Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information

(In millions)	Years ended December 31,
	2005	2004	2003

Investment income, net of expenses:
Commercial lines insurance	$0	$0	$0
Personal lines insurance	0	0	0

Total property casualty insurance (3)	338	289	245
Life insurance	99	91	89

Total	$437	$380	$334

Benefits, claims losses and settlement expenses:
Commercial lines insurance	$1,298	$1,154	$1,218
Personal lines insurance	514	599	579

Total property casualty insurance	1,812	1,753	1,797
Life insurance	102	95	91

Total	$1,914	$1,848	$1,888

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$473	$448	$398
Personal lines insurance	168	162	160

Total property casualty insurance	641	610	558
Life insurance	23	16	15

Total (2)	$664	$626	$573

Other operating expenses:
Commercial lines insurance	$198	$186	$125
Personal lines insurance	77	72	33

Total property casualty insurance	275	258	158
Life insurance	29	37	37

Total (2)	$304	$295	$195

Written premiums:
Commercial lines insurance	$2,290	$2,186	$2,031
Personal lines insurance	786	811	784

Total property casualty insurance	3,076	2,997	2,815
Accident health insurance	3	3	3

Total	$3,079	$3,000	$2,818

Notes to Schedule III:

(1)	The sum of future policy benefits, losses, claims and expense losses, unearned premium and other policy claims and other policy claims and benefits payable is equal to the sum of loss and loss expense, life policy reserves and unearned premiums reported in the company’s consolidated balance sheets.

(2)	The sum of amortization of deferred policy acquisition costs and other operating expenses is equal to the sum of Commissions; Other operating expenses; Taxes, licenses and fees; Increase in deferred acquisition costs; and Other expenses shown in the consolidated statements of income, less other expenses not applicable to the above insurance segments.

(3)	This segment information is not regularly allocated to segments and reviewed by company management in making decisions about resources to be allocated to the segments or to assess their performance.
2005 10-K Page 108

     Schedule IV
Cincinnati Financial Corporation and Subsidiaries
Reinsurance

(Dollars in millions)	Years ended December 31,
	2005	2004	2003

Gross premiums:
Life insurance in force	$51,488	$44,916	$38,486

Earned premiums
Commercial lines insurance	$2,386	$2,246	$2,046
Personal lines insurance	823	816	762

Total property casualty insurance	3,209	3,062	2,808
Life insurance	150	138	125

Total	$3,359	$3,200	$2,933

Ceded to other companies:
Life insurance in force	$30,705	$28,196	$23,296

Earned premiums
Commercial lines insurance	$157	$148	$193
Personal lines insurance	22	27	18

Total property casualty insurance	179	175	211
Life insurance	44	37	30

Total	$223	$212	$241

Assumed from other companies:
Life insurance in force	$5	$5	$6

Earned premiums
Commercial lines insurance	$25	$28	$55
Personal lines insurance	3	4	1

Total property casualty insurance	28	32	56
Life insurance	0	0	0

Total	$28	$32	$56

Net premiums:
Life insurance in force	$20,788	$16,725	$15,196

Earned premiums
Commercial lines insurance	$2,254	$2,126	$1,908
Personal lines insurance	804	793	745

Total property casualty insurance	3,058	2,919	2,653
Life insurance	106	101	95

Total	$3,164	$3,020	$2,748

Percentage of amount assumed to net:
Life insurance in force	0.0%	0.0%	0.0%
Earned premiums
Commercial lines insurance	1.1%	1.3%	2.9%
Personal lines insurance	0.4	0.5	0.2
Total property casualty insurance	0.9	1.1	2.1
Life insurance	0.0	0.1	0.1
Total	0.9	1.1	2.0
2005 10-K Page 109

     Schedule V
Cincinnati Financial Corporation and Subsidiaries
Valuation and Qualifying Accounts

(In millions)	At December 31,
	2005	2004	2003

Allowance for doubtful receivables:
Balance at beginning of period	$0	$0	$1
Additions charged to costs and expenses	1	0	0
Other additions	0	0	0
Deductions	0	0	(1)

Balance at end of period	$1	$0	$0

2005 10-K Page 110

     Schedule VI
Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations

(In millions)	Years ended December 31,
	2005	2004	2003

Deferred policy acquisition costs:
Commercial lines insurance	$226	$218	$207
Personal lines insurance	85	88	80

Total	$311	$306	$287

Reserves for unpaid claims and claim adjustment expenses:
Commercial lines insurance	$3,173	$3,016	$2,933
Personal lines insurance	456	498	453

Total	$3,629	$3,514	$3,386

Reserve discount deducted	$0	$0	$0

Unearned premiums:
Commercial lines insurance	$1,150	$1,112	$1,037
Personal lines insurance	407	425	407

Total	$1,557	$1,537	$1,444

Earned premiums:
Commercial lines insurance	$2,254	$2,126	$1,908
Personal lines insurance	804	793	745

Total	$3,058	$2,919	$2,653

Investment income:
Commercial lines insurance (1)	$0	$0	$0
Personal lines insurance (1)	0	0	0

Total	$338	$289	$245

Loss and loss expenses incurred related to current accident year:
Commercial lines insurance (1)	$0	$0	$0
Personal lines insurance (1)	0	0	0

Total	$1,972	$1,949	$1,877

Loss and loss expenses incurred related to prior accident years:
Commercial lines insurance (1)	$0	$0	$0
Personal lines insurance (1)	0	0	0

Total	$(160)	$(196)	$(80)

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$473	$448	$398
Personal lines insurance	168	162	160

Total	$641	$610	$558

Paid loss and loss expenses:
Commercial lines insurance	$1,126	$1,062	$1,003
Personal lines insurance	552	559	558

Total	$1,678	$1,621	$1,561

Written premiums:
Commercial lines insurance	$2,290	$2,186	$2,031
Personal lines insurance	786	811	784

Total	$3,076	$2,997	$2,815

Note to Schedule VI:

(1)	This segment information is not regularly allocated to segments and not reviewed by company management in making decisions about resources to be allocated to the segments or to assess their performance.
2005 10-K Page 111

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Cincinnati Financial Corporation

/S/ Kenneth W. Stecher

By:	Kenneth W. Stecher
Title:	Chief Financial Officer, Senior Vice President, Secretary and Treasurer
Date:	March 10, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ John J. Schiff, Jr.	Chairman, President, Chief Executive Officer and	March 6, 2006
John J. Schiff, Jr.	Director

/S/ Kenneth W. Stecher	Chief Financial Officer, Senior Vice President,	March 10, 2006
Kenneth W. Stecher	Secretary and Treasurer (Principal Accounting Officer)

/S/ William F. Bahl	Director	February 28, 2006
William F. Bahl

/S/ James E. Benoski	Vice Chairman, Chief Insurance Officer and	March 1, 2006
James E. Benoski	Director

/S/ Michael Brown	Director	March 1, 2006
Michael Brown

/S/ Dirk J. Debbink	Director	March 2, 2006
Dirk J. Debbink

/S/ Kenneth C. Lichtendahl	Director	March 2, 2006
Kenneth C. Lichtendahl

/S/ W. Rodney McMullen	Director	March 1, 2006
W. Rodney McMullen

/S/ Gretchen W. Price	Director	March 2, 2006
Gretchen W. Price

/S/ Thomas R. Schiff	Director	March 2, 2006
Thomas R. Schiff

/S/ John M. Shepherd	Director	February 28, 2006
John M. Shepherd

/S/ Douglas S. Skidmore	Director	March 1, 2006
Douglas S. Skidmore

/S/ John F. Steele, Jr.	Director	March 1, 2006
John F. Steele, Jr.

/S/ Larry R. Webb	Director	March 2, 2006
Larry R. Webb

/S/ E. Anthony Woods	Director	March 2, 2006
E. Anthony Woods
2005 10-K Page 112

     Index of Exhibits

Exhibit No.	Exhibit Description
3.1A	Amended Articles of Incorporation of Cincinnati Financial Corporation (1)

3.1B	Amendment to Article Fourth of Amended Articles of Incorporation of Cincinnati Financial Corporation (2)

3.2	Regulations of Cincinnati Financial Corporation (3)

4.1	Indenture with The Bank of New York Trust Company (4)

4.2	Supplemental Indenture with The Bank of New York Trust Company (4)

4.3	Second Supplemental Indenture with The Bank of New York Trust Company (5)

4.4	Form of 6.125% Exchange Note Due 2034 (included in Exhibit 4.2)

4.5	Form of 6.92% Debentures Due 2028 (included in Exhibit 4.3)

4.6	Indenture with the First National Bank of Chicago (subsequently assigned to The Bank of New York Trust Company)(6)

4.7	Form of 6.90% Debentures Due 2028 (included in Exhibit 4.6)

10.1	Agreement with Messer Construction (7)

10.2	Stock Repurchase Agreement dated November 12, 2004 with Robert C. Schiff, Trustee, Robert C. Schiff Revocable Trust (7)

10.3	Purchase Agreement with J.P. Morgan Securities Inc. and UBS Securities LLC (8)

10.4	2003 Non-Employee Directors’ Stock Plan (9)

10.5	Cincinnati Financial Corporation Stock Option Plan No. V (10)

10.6	Cincinnati Financial Corporation Stock Option Plan No. VI (11)

10.7	Cincinnati Financial Corporation Stock Option Plan No. VII (12)

10.8	Standard Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. V (7)

10.9	Standard Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. VI (7)

10.10	Standard Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. VII (7)

10.11	Cincinnati Financial Corporation Stock Option Plan No. VIII (9)

10.12	Registration Rights Agreement with J.P. Morgan Securities Inc. and UBS Securities LLC (4)

10.13	Form of Dealer Manager Agreement between Cincinnati Financial and UBS Securities LLC (13)

10.14	Standard Form of Incentive Stock Option Agreement for Stock Option Plan VIII (14)

10.15	Standard Form of Nonqualified Stock Option Agreement for Stock Option Plan VIII (15)

10.16	Standard Form of Combined Incentive/Nonqualified Stock Option for Stock Option Plan VI (16)

10.17	364-Day Credit Agreement by and among Cincinnati Financial Corporation and CFC Investment Company, as Borrowers, and Fifth Third Bank, as Lender (17)

10.18	Director and Named Executive Officer Compensation Summary (18)

10.19	Executive Compensation Plan (19)

11	Statement re: Computation of per share earnings for the years ended December 31, 2005, 2004 and 2003, contained in Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of this report, Page 93

14	Cincinnati Financial Corporation Code of Ethics for Senior Financial Officers (20)

21	Cincinnati Financial Corporation Subsidiaries contained in Part I, Item 1 of this report, Page 1

23	Consent of Independent Registered Public Accounting Firm, Page 114

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer, Page 115

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer, Page 116

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, Page 117

[1]	Incorporated by reference to the company’s 1999 Annual Report on Form 10-K dated March 23, 2000 (File No. 000-04604).

[2]	Incorporated by reference to Exhibit 3(i) filed with the company’s Current Report on Form 8-K dated July 15, 2005.

[3]	Incorporated by reference to the company’s Definitive Proxy Statement dated March 2, 1992, Exhibit 2 (File No. 000-04604).

[4]	Incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034.

[5]	Incorporated by reference to the company’s Current Report on Form 8-K dated May 9, 2005, filed with respect to the completion of the company’s exchange offer and rescission offer for its 6.90% senior debentures due 2028.

[6]	Incorporated by reference to the company’s registration statement on Form S-3 effective May 22, 1998 (File No. 333-51677).

[7]	Incorporated by reference to the company’s 2004 Annual Report on Form 10-K dated March 11, 2005.

[8]	Incorporated by reference to the company’s Current Report on Form 8-K dated November 1, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034.

[9]	Incorporated by reference to the company’s Definitive Proxy Statement dated March 21, 2005.

[10]	Incorporated by reference to the company’s Definitive Proxy Statement dated March 2, 1996 (File No. 000-04604).

[11]	Incorporated by reference to the company’s Definitive Proxy Statement dated March 1, 1999 (File No. 000-04604).

[12]	Incorporated by reference to the company’s Definitive Proxy Statement dated March 8, 2002.

[13]	Incorporated by reference to the company’s Registration Statement on Form S-4 filed March 21, 2005 (File No. 333-123471).

[14]	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated July 15, 2005.

[15]	Incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated July 15, 2005.

[16]	Incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated July 15, 2005.

[17]	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated May 31, 2005.

[18]	Incorporated by reference to the company’s Definitive Proxy Statement to be filed no later than April 14, 2006.

[19]	Incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated November 23, 2005.

[20]	Incorporated by reference to the company’s Definitive Proxy Statement dated March 18, 2004.
2005 10-K Page 113