Form 10-K/A
period 2005-12-31
CINCINNATI FINANCIAL CORP
filed 2006-03-16
CIK 20286

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

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

Amendment No. 1 to Cincinnati Financial Corporation’s Annual Report
on Form 10-K for the Year Ended December 31, 2005
The purpose of this Amendment No. 1 on Form 10-K/A is solely to amend Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2005 (Original Filing), which was originally filed with the Securities and Exchange Commission (SEC) on March 10, 2006. The only change is to correct the 10 year table on Page 63 showing the development of loss and loss expense reserves. Some cumulative net paid data did not appropriately shift to the left when the new 2005 column was added on the right. As a result, the re-estimated amounts for 2003 and prior on the table now have been updated. As required by SEC rules, this Amendment sets forth the complete text of Part II, Item 7, which has been revised solely as indicated above.
Additionally, pursuant to Rule 12b-15 of the Act, this Amendment contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This Amendment contains only the sections of the Original Filing that are being amended and does not affect other sections of the Original Filing not discussed herein. This Amendment continues to speak as of the date of the Original Filing and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the company’s other filings, if any, made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings, if any.

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
The table below shows the development of the estimated reserves for loss and loss expenses the past 10 years.
•	Section A shows our total property casualty loss and loss expense reserves recorded at the balance sheet date for each of the indicated calendar years on a gross and net basis. Those reserves represent the estimated amount of loss and loss expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to the company.
•	Section B shows the cumulative net amount paid with respect to the previously recorded reserve as of the end of each succeeding year. For example, as of December 31, 2005, we had paid $1.053 billion of loss and loss expenses in calendar years 1996 through 2005, for losses that occurred in accident years 1995 and prior. An estimated $130 million of losses remain unpaid as of year-end 2005 (net re-estimated reserves of $1.183 billion less cumulative paid loss and loss expenses of $1.053 billion).
•	Section C shows the re-estimated amount of the previously reported reserves based on experience as of the end of each succeeding year. The estimate is increased or decreased as we learn more about the frequency and severity of claims.
•	Section D, cumulative net redundancy, represents the aggregate change in the estimates for all years subsequent to the year the reserves were initially established. For example, reserves established at December 31, 1995, had developed a $398 million redundancy over 10 years, net of reinsurance, which has been reflected in income over the 10 years. The effects on income in 2005, 2004 and 2003 of changes in estimates of the reserves for loss and loss expenses for all accident years are shown in the reconciliation below.

2005 10-K Page 62

	Calendar year ended December 31,
(In millions)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

A. Originally reported reserves for unpaid loss and loss expenses:

Gross of reinsurance	$1,690	$1,824	$1,889	$1,978	$2,093	$2,401	$2,865	$3,150	$3,386	$3,514	$3,629
Reinsurance recoverable	109	122	112	138	161	219	513	542	541	537	518

Net of reinsurance	$1,581	$1,702	$1,777	$1,840	$1,932	$2,182	$2,352	$2,608	$2,845	$2,977	$3,111

B. Cumulative net paid as of:
One year later	$395	$453	$499	$522	$591	$697	$758	$799	$817	$907
Two years later	630	732	761	853	943	1,116	1,194	1,235	1,293
Three years later	801	884	965	1,067	1,195	1,378	1,455	1,519
Four years later	881	992	1,075	1,207	1,327	1,526	1,614
Five years later	946	1,049	1,152	1,283	1,412	1,623
Six years later	977	1,093	1,205	1,333	1,464
Seven years later	1,009	1,123	1,239	1,366
Eight years later	1,031	1,146	1,260
Nine years later	1,045	1,159
Ten years later	1,053

C. Net reserves re-estimated as of:
One year later	$1,429	$1,582	$1,623	$1,724	$1,912	$2,120	$2,307	$2,528	$2,649	$2,817
Two years later	1,380	1,470	1,551	1,728	1,833	2,083	2,263	2,377	2,546
Three years later	1,279	1,405	1,520	1,636	1,802	2,052	2,178	2,336
Four years later	1,236	1,380	1,465	1,615	1,771	2,010	2,153
Five years later	1,227	1,326	1,466	1,608	1,757	1,999
Six years later	1,189	1,333	1,463	1,602	1,733
Seven years later	1,205	1,333	1,460	1,577
Eight years later	1,210	1,332	1,435
Nine years later	1,208	1,305
Ten years later	1,183

D. Cumulative net redundancy as of:
One year later	$152	$120	$154	$116	$20	$62	$45	$80	$196	$160
Two years later	201	232	226	112	99	99	89	231	299
Three years later	302	297	257	204	130	130	174	272
Four years later	345	322	312	225	161	172	199
Five years later	354	376	311	232	175	183
Six years later	392	369	314	238	199
Seven years later	376	369	317	263
Eight years later	371	370	342
Nine years later	373	397
Ten years later	398

Net liability re-estimated—latest	$1,183	$1,305	$1,435	$1,577	$1,733	$1,999	$2,153	$2,336	$2,546	$2,817
Re-estimated recoverable—latest	179	174	189	214	222	248	513	548	526	539

Gross liability re-estimated—latest	$1,362	$1,479	$1,624	$1,791	$1,955	$2,247	$2,666	$2,884	$3,072	$3,356

Cummulative gross redundancy	$328	$345	$265	$187	$138	$154	$199	$266	$314	$158

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
Cincinnati Financial Corporation

/S/ Kenneth W. Stecher

By:	Kenneth W. Stecher
Title:	Chief Financial Officer, Senior Vice President, Secretary and Treasurer
Date:	March 15, 2006
2005 10-K Page 112

     Index of Exhibits

Exhibit No.	Exhibit Description
3.1A	Amended Articles of Incorporation of Cincinnati Financial Corporation (1)

3.1B	Amendment to Article Fourth of Amended Articles of Incorporation of Cincinnati Financial Corporation (2)

3.2	Regulations of Cincinnati Financial Corporation (3)

4.1	Indenture with The Bank of New York Trust Company (4)

4.2	Supplemental Indenture with The Bank of New York Trust Company (4)

4.3	Second Supplemental Indenture with The Bank of New York Trust Company (5)

4.4	Form of 6.125% Exchange Note Due 2034 (included in Exhibit 4.2)

4.5	Form of 6.92% Debentures Due 2028 (included in Exhibit 4.3)

4.6	Indenture with the First National Bank of Chicago (subsequently assigned to The Bank of New York Trust Company)(6)

4.7	Form of 6.90% Debentures Due 2028 (included in Exhibit 4.6)

10.1	Agreement with Messer Construction (7)

10.2	Stock Repurchase Agreement dated November 12, 2004 with Robert C. Schiff, Trustee, Robert C. Schiff Revocable Trust (7)

10.3	Purchase Agreement with J.P. Morgan Securities Inc. and UBS Securities LLC (8)

10.4	2003 Non-Employee Directors’ Stock Plan (9)

10.5	Cincinnati Financial Corporation Stock Option Plan No. V (10)

10.6	Cincinnati Financial Corporation Stock Option Plan No. VI (11)

10.7	Cincinnati Financial Corporation Stock Option Plan No. VII (12)

10.8	Standard Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. V (7)

10.9	Standard Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. VI (7)

10.10	Standard Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. VII (7)

10.11	Cincinnati Financial Corporation Stock Option Plan No. VIII (9)

10.12	Registration Rights Agreement with J.P. Morgan Securities Inc. and UBS Securities LLC (4)

10.13	Form of Dealer Manager Agreement between Cincinnati Financial and UBS Securities LLC (13)

10.14	Standard Form of Incentive Stock Option Agreement for Stock Option Plan VIII (14)

10.15	Standard Form of Nonqualified Stock Option Agreement for Stock Option Plan VIII (15)

10.16	Standard Form of Combined Incentive/Nonqualified Stock Option for Stock Option Plan VI (16)

10.17	364-Day Credit Agreement by and among Cincinnati Financial Corporation and CFC Investment Company, as Borrowers, and Fifth Third Bank, as Lender (17)

10.18	Director and Named Executive Officer Compensation Summary (18)

10.19	Executive Compensation Plan (19)

11	Statement re: Computation of per share earnings for the years ended December 31, 2005, 2004 and 2003, contained in Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of this report, Page 93

14	Cincinnati Financial Corporation Code of Ethics for Senior Financial Officers (20)

21	Cincinnati Financial Corporation Subsidiaries contained in Part I, Item 1 of this report, Page 1

23	Consent of Independent Registered Public Accounting Firm, Page 114

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

[1]	Incorporated by reference to the company’s 1999 Annual Report on Form 10-K dated March 23, 2000 (File No. 000-04604).

[2]	Incorporated by reference to Exhibit 3(i) filed with the company’s Current Report on Form 8-K dated July 15, 2005.

[3]	Incorporated by reference to the company’s Definitive Proxy Statement dated March 2, 1992, Exhibit 2 (File No. 000-04604).

[4]	Incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034.

[5]	Incorporated by reference to the company’s Current Report on Form 8-K dated May 9, 2005, filed with respect to the completion of the company’s exchange offer and rescission offer for its 6.90% senior debentures due 2028.

[6]	Incorporated by reference to the company’s registration statement on Form S-3 effective May 22, 1998 (File No. 333-51677).

[7]	Incorporated by reference to the company’s 2004 Annual Report on Form 10-K dated March 11, 2005.

[8]	Incorporated by reference to the company’s Current Report on Form 8-K dated November 1, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034.

[9]	Incorporated by reference to the company’s Definitive Proxy Statement dated March 21, 2005.

[10]	Incorporated by reference to the company’s Definitive Proxy Statement dated March 2, 1996 (File No. 000-04604).

[11]	Incorporated by reference to the company’s Definitive Proxy Statement dated March 1, 1999 (File No. 000-04604).

[12]	Incorporated by reference to the company’s Definitive Proxy Statement dated March 8, 2002.

[13]	Incorporated by reference to the company’s Registration Statement on Form S-4 filed March 21, 2005 (File No. 333-123471).

[14]	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated July 15, 2005.

[15]	Incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated July 15, 2005.

[16]	Incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated July 15, 2005.

[17]	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated May 31, 2005.

[18]	Incorporated by reference to the company’s Definitive Proxy Statement to be filed no later than April 14, 2006.

[19]	Incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated November 23, 2005.

[20]	Incorporated by reference to the company’s Definitive Proxy Statement dated March 18, 2004.
2005 10-K Page 113