Form 10-Q
period 2006-03-31
CINCINNATI FINANCIAL CORP
filed 2006-05-03
CIK 20286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
     (Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _________ to _________.
Commission file number 0-4604
CINCINNATI FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	31-0746871

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6200 S. Gilmore Road, Fairfield, Ohio	45014-5141

(Address of principal executive offices)	(Zip code)
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
☐ Yes ☑ No
As of April 25, 2006, there were 173,275,940 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2006

Cincinnati Financial Corporation
2	Form 10-Q for the quarter ended March 31, 2006

Part I — Financial Information
Item 1. Financial Statements
Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in millions except per share data)	2006	2005
	(unaudited)
ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2006—$5,629; 2005—$5,387)	$5,640	$5,476
Equity securities, at fair value (cost: 2006—$2,442; 2005—$2,128)	6,997	7,106
Short-term investments, at fair value (cost: 2006—$288; 2005—$75)	288	75
Securities lending collateral	330	0
Other invested assets	52	45
Cash and cash equivalents	206	119
Investment income receivable	111	117
Finance receivable	106	105
Premiums receivable	1,152	1,116
Reinsurance receivable	683	681
Prepaid reinsurance premiums	12	14
Deferred policy acquisition costs	448	429
Land, building and equipment, net, for company use (accumulated depreciation: 2006—$240; 2005—$232)	183	168
Other assets	68	66
Separate accounts	487	486

Total assets	$16,763	$16,003

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$3,728	$3,661
Life policy reserves	1,352	1,343
Unearned premiums	1,610	1,559
Securities lending payable	330	0
Other liabilities	834	455
Deferred income tax	1,427	1,622
6.125% senior notes due 2034	371	371
6.9% senior debentures due 2028	28	28
6.92% senior debenture due 2028	392	392
Separate accounts	487	486

Total liabilities	10,559	9,917

SHAREHOLDERS’ EQUITY
Common stock, par value-$2 per share; authorized: 2006-500 million shares, 2005- 500 million shares; issued: 2006-195 million shares, 2005-194 million shares	390	389
Paid-in capital	986	969
Retained earnings	2,581	2,088
Accumulated other comprehensive income—unrealized gains on investments and derivatives	2,972	3,284
Treasury stock at cost (2006—22 million shares, 2005—20 million shares)	(725)	(644)

Total shareholders’ equity	6,204	6,086

Total liabilities and shareholders’ equity	$16,763	$16,003

Accompanying notes are an integral part of this statement.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2006	3

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Income

	Three months ended March 31,
(In millions except per share data)	2006	2005
	(unaudited)
REVENUES
Earned premiums
Property casualty	$778	$753
Life	26	23
Investment income, net of expenses	139	127
Realized investment gains and losses	660	9
Other income	4	4

Total revenues	1,607	916

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	501	481
Commissions	166	150
Other operating expenses	80	67
Taxes, licenses and fees	24	17
Increase in deferred policy acquisition costs	(14)	(11)
Interest expense	13	13
Other expenses	3	4

Total benefits and expenses	773	721

INCOME BEFORE INCOME TAXES	834	195

PROVISION (BENEFIT) FOR INCOME TAXES
Current	292	50
Deferred	(10)	1

Total provision for income taxes	282	51

NET INCOME	$552	$144

PER COMMON SHARE
Net income—basic	$3.17	$0.82
Net income—diluted	$3.13	$0.81
Accompanying notes are an integral part of this statement.

Cincinnati Financial Corporation
4	Form 10-Q for the quarter ended March 31, 2006

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Shareholders’ Equity

	Three months ended March 31,
(In millions)	2006	2005
	(unaudited)
COMMON STOCK — NUMBER OF SHARES
Beginning of year	174	167
5% stock dividend	0	9
Purchase of treasury shares	(1)	0

End of period	173	176

COMMON STOCK
Beginning of year	$389	$370
5% stock dividend	0	19
Stock options exercised	1	0

End of period	390	389

PAID-IN CAPITAL
Beginning of year	969	618
5% stock dividend	0	341
Stock options exercised	10	2
Share-based compensation	7	0

End of period	986	961

RETAINED EARNINGS
Beginning of year	2,088	2,057
Net income	552	144
5% stock dividend	0	(360)
Dividends declared	(59)	(51)

End of period	2,581	1,790

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	3,284	3,787
Change in accumulated other comprehensive income, net	(312)	(334)

End of period	2,972	3,453

TREASURY STOCK
Beginning of year	(644)	(583)
Purchase	(81)	(5)
Reissued for stock options	0	2

End of period	(725)	(586)

Total shareholders’ equity	$6,204	$6,007

COMPREHENSIVE INCOME
Net income	$552	$144
Change in accumulated other comprehensive income, net	(312)	(334)

Total comprehensive income	$240	$(190)

Accompanying notes are an integral part of this statement.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2006	5

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Cash Flows

	Three months ended March 31,
(In millions)	2006	2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$552	$144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8	7
Share-based compensation expense	7	0
Realized (gains) losses on investments	(660)	(9)
Interest credited to contract holders	7	7
Changes in:
Investment income receivable	7	0
Premiums and reinsurance receivable	(36)	(62)
Deferred policy acquisition costs	(15)	(11)
Other assets	(2)	(6)
Loss and loss expense reserves	67	48
Life policy reserves	4	22
Unearned premiums	51	45
Other liabilities	81	(68)
Deferred income tax	(10)	1
Current income tax	286	32

Net cash provided by operating activities	347	150

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities investments	54	47
Call or maturity of fixed maturities investments	65	234
Sale of equity securities investments	827	40
Collection of finance receivables	10	8
Purchase of fixed maturities investments	(350)	(639)
Purchase of equity securities investments	(491)	(7)
Change in short-term investments, net	(211)	29
Investment in buildings and equipment, net	(18)	(10)
Investment in finance receivables	(12)	(8)
Change in other invested assets, net	(5)	(1)
Change in securities lending collateral	(330)	0

Net cash used in investing activities	(461)	(307)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(53)	(46)
Purchase/issuance of treasury shares	(81)	(3)
Proceeds from stock options exercised	10	2
Contract holder funds deposited	13	26
Contract holder funds withdrawn	(17)	(11)
Change in securities lending payable	330	0
Other	(1)	0

Net cash provided by (used in) financing activities	201	(32)

Net increase (decrease) in cash and cash equivalents	87	(189)
Cash and cash equivalents at beginning of period	119	306

Cash and cash equivalents at end of period	$206	$117

Supplemental disclosures of cash flow information:
Interest paid	$0	$0
Income taxes paid	7	18
Non-Cash activities
Conversion of fixed maturity to equity security and fixed maturity investments	$0	$12
Equipment acquired with capital lease obligations	7	0
Accompanying notes are an integral part of this statement.

Cincinnati Financial Corporation
6	Form 10-Q for the quarter ended March 31, 2006

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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Our actual results could differ from those estimates. The December 31, 2005, consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America.
Our March 31, 2006, condensed consolidated financial statements are unaudited. We believe that all adjustments, consisting only of normal recurring accruals, necessary for fair presentation have been made. The results of operations for interim periods are not necessarily an indication of results to be expected for the full year.
Investments
Fixed maturities (bonds, redeemable preferred stocks, commercial paper and notes) and equity securities (common and non-redeemable preferred stocks) have been classified as available for sale and are stated at fair values at March 31, 2006, and December 31, 2005. Short-term investments are classified as available for sale and recorded at amortized cost, which approximates fair value, at March 31, 2006, and December 31, 2005.
At March 31, 2006, unrealized investment gains before taxes totaled $4.682 billion and unrealized investment losses in the investment portfolio amounted to $116 million. The unrealized gains were primarily due to our holdings in Fifth Third Bancorp (Nasdaq:FITB) common stock. The change in unrealized gains and losses on investments, net of taxes, described in the following table, is included in shareholders’ equity as accumulated other comprehensive income.
The change in fixed maturities unrealized gains and losses for the three months ended March 31, 2006 and 2005, was due primarily to interest-rate driven fair value fluctuations in the fixed-maturity portfolio.
Equity securities unrealized gains declined for the three months ended March 31, 2006, primarily because of the sale of our holdings of ALLTEL Corporation (NYSE:AT) common stock, which was competed in January 2006. Equity securities unrealized gains declined for the three months ended March 31, 2005, primarily because of a decline in the market value of our Fifth Third common stock holding.

	Three months ended March 31,
(In millions)	2006	2005
Change in unrealized investment gains and losses summarized by investment category:
Fixed maturities	$(78)	$(123)
Equity securities	(423)	(400)
Adjustment to deferred acquisition costs and life policy reserves	3	4
Other	1	6
Income taxes on above	185	179

Total	$(312)	$(334)

Realized gains and losses on investments are recognized in net income on a specific identification basis. See our 2005 Annual Report on Form 10-K, Investment Segment, Page 15, for additional discussion of the investment portfolio. Other-than-temporary declines in the fair value of investments are recognized in net income as realized investment losses at the time when facts and circumstances indicate such write-downs are warranted. In the three months ended March 31, 2006, we recorded $1 million in other-than-temporary impairment charges. In the comparable prior period, we recorded no other-than-temporary impairment charges.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2006	7

Reinsurance
In the accompanying condensed consolidated statements of income, property casualty earned premiums and insurance losses consisted of the following:

	Three months ended March 31,
(In millions)	2006	2005
Direct earned premiums	$810	$787
Assumed earned premiums	6	8
Ceded earned premiums	(38)	(42)

Net earned premiums	$778	$753

Direct incurred loss and loss expenses	$491	$498
Assumed incurred loss and loss expenses	4	6
Ceded incurred loss and loss expenses	(23)	(46)

Net incurred loss and loss expenses	$472	$458

Ceded earned premiums declined in the three months ended March 31, 2006, because of the change in our reinsurance programs. Direct losses and policyholder benefits declined partially because a previously announced single large loss in January 2005 offset a higher level of catastrophe losses in the three months ended March 31, 2006. Ceded incurred loss and loss expenses declined because we had fewer losses that exceeded the retention on our working treaties.
Security Lending Program
During the first quarter of 2006, we actively began participating in a securities lending program under which certain fixed maturities from our investment portfolio are loaned to other institutions for short periods of time. We require collateral in excess of the market value of the loaned securities. The collateral is invested in accordance with our guidelines in high-quality, short-duration instruments to generate additional investment income. The market value of the loaned securities is monitored on a daily basis and additional collateral is added or refunded as the market value of the loaned securities changes. The securities lending collateral is recognized as an asset with a corresponding liability for the obligation to return the collateral.
We maintain the right and ability to redeem the securities loaned on short notice and continue to earn interest on the securities. We maintain effective control over the securities that we have loaned and accordingly have classified them as fixed maturities in our consolidated balance sheet. At March 31, 2006, we had fixed maturities with a market value of $322 million on loan. Interest income on collateral, net of fees, was $123,000 in the first three months of 2006.
Share-based Compensation
We grant qualified and non-qualified stock options (share-based compensation) under our plans. These stock options are granted to associates at prices that are not less than market price at the date of grant and that are exercisable over 10-year periods. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Income for the year ended December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method.
As a result of adopting SFAS No. 123(R) on January 1, 2006, our income before income taxes and net income for the three months ended March 31, 2006, were reduced by $7 million and $5 million, respectively. Basic and diluted earnings per share for the three months ended March 31, 2006, were reduced by 3 cents. If we had continued to account for stock-based compensation under APB Opinion No. 25 there would have been no effect.
Under the modified-prospective-transition method, in the first three months of 2006 we recognized:
•	Compensation cost for all stock options granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)

•	Compensation cost for all non-vested stock options granted prior to January 1, 2006, that vested during the first three months of 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and

•	Compensation cost for all non-vested stock options that have nonsubstantive vesting requirements, such as those to associates who are eligible for retirement.

Cincinnati Financial Corporation
8	Form 10-Q for the quarter ended March 31, 2006

Results for prior periods have not been retrospectively adjusted for SFAS No. 123(R). As of March 31, 2006, we have $25 million of unrecognized total compensation cost related to non-vested stock options. That cost will be recognized over a weighted-average period of 2.1 years, based on the estimated grant date fair value.
In determining the share-based compensation amounts for 2006, the fair value of each option granted in 2006 was estimated on the date of grant using the binomial option-pricing module with the following weighted-average assumptions used for grants in the three months ended March 31, 2006: dividend yield of 3.22 percent; expected volatility ranging from 20.25 to 27.12 percent; risk-free interest rates ranging from 4.50 to 4.61 percent; and expected lives of five to seven years.
The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock option plans prior to our adoption of SFAS No. 123(R) on January 1, 2006. For purposes of this pro forma disclosure, the value of the options is estimated using a binomial option-pricing formula and amortized to expense over the options’ vesting periods.

		Three months ended March 31,
(In millions except per share data)		2005
Net income	As reported	$144
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		3

	Pro forma	$141

Net income per common share—basic	As reported	$0.82
	Pro forma	0.80

Net income per common share—diluted	As reported	$0.81
	Pro forma	0.79
In determining the share-based compensation pro forma amounts, the fair value of each option was estimated on the date of grant using the binomial option-pricing module with the following weighted-average assumptions used for grants in the three months ended March 31, 2005: dividend yield of 2.70 percent; expected volatility of 25.61 percent; risk-free interest rates 4.62 percent; and expected lives of 10 years.
Here is a summary of our share-based compensation information as of March 31, 2006:

		Weighted-	Aggregate
		average	Intrinsic
(Dollars in millions, shares in thousands)	Shares	exercise price	Value

2006
Outstanding at beginning of year	10,589	$33.70	$95
Granted/reinstated	1,372	45.26	—
Exercised	(445)	21.95	10
Forfeited/revoked	(48)	37.46	—

Outstanding at end of quarter	11,468	35.52	86

Options exercisable at end of quarter	8,705	$33.16	$83
Weighted-average fair value of options granted during the year		9.98
Options outstanding and exerciseable consisted of the following at March 31, 2006:

Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2006	9

(Shares in thousands)
	Options outstanding				Options exercisable
		Weighted-
		average
		remaining		Weighted-		Weighted-
		contractual		average		average
Range of exercise prices	Shares	life		exercise price	Shares	exercise price

$17.07 to 19.34	140	0.40	yrs	$18.50	140	$18.50
$20.37 to 24.14	302	1.03	yrs	20.69	302	20.69
$26.63 to 29.92	1,052	3.76	yrs	27.07	1,052	27.07
$30.60 to 35.00	4,846	4.93	yrs	32.66	4,845	32.66
$36.17 to 38.87	2,041	6.04	yrs	38.46	1,596	38.37
$41.14 to 45.62	3,087	8.67	yrs	43.19	770	41.48

Total	11,468	5.87	yrs	35.52	8,705	33.16

Pension Plan
The measurement date for the company’s pension plan is December 31. The following summarizes the components of net periodic pension costs:

	Three months ended March 31,
(In millions)	2006	2005

Service cost	$4	$3
Interest cost	3	3
Expected return on plan assets	(3)	(3)

Net pension expense	$4	$3

We made no contribution to the pension plan in the first three months of 2006. We continue to anticipate contributing $10 million during 2006, as indicated in the 2005 Annual Report on Form 10-K.
Reclassifications
Certain prior-period amounts have been reclassified to conform with the current-period classifications.
Recent Accounting Pronouncements
SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts
In October 2005, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1 that provides accounting guidance for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Internal replacement contracts are those that are substantially changed from the replaced contract and are accounted for as an extinguishment of the replaced contract. Nonintegrated contract features are accounted for as separately issued contracts. Modifications resulting from the election of a feature or coverage within a contract or from an integrated contract feature generally do not result in an internal replacement contract subject to SOP 05-1 provided certain conditions are met. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We currently are assessing the impact of SOP 05-1 on our results of operations and financial position.
SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133 and SFAS No. 140
In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155. This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after

Cincinnati Financial Corporation
10	Form 10-Q for the quarter ended March 31, 2006

September 15, 2006. We currently are assessing the impact of SFAS No. 155 on our results of operations and financial position.
SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140
In March 2006, the FASB issued SFAS No. 156, which addresses the accounting for servicing assets and liabilities. SFAS No. 156 is effective at the beginning of an entity’s first fiscal year beginning after September 15, 2006. We do not expect SFAS No. 156 to have a material effect on our results of operations or financial position.
Subsequent Events
We are preliminarily estimating losses of $55 million from three storms that affected The Cincinnati Insurance Companies’ policyholders in the Midwest during April 2006. The total for losses from these events will be updated and included in results for the second quarter ending June 30, 2006.
CFC Investment Company, our commercial leasing and financing subsidiary, intends to replace $49 million of intercompany debt in May 2006 with borrowings against one of our short-term lines of credit.
NOTE 2 – SEGMENT INFORMATION
We operate primarily in two industries, property casualty insurance and life insurance. We regularly review four different reporting segments to make decisions about allocating resources and assessing performance:
•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Life insurance

•	Investment operations
We report as “Other” the operations of the parent company, CFC Investment Company and CinFin Capital Management Company (excluding client investment activities) as well as other income of our insurance subsidiary.
Revenues come primarily from unaffiliated customers:
•	All three insurance segments record revenues from insurance premiums earned. Life insurance segment revenues also include fees from separate account investment management fees.

•	Our investment operations’ revenues are pretax net investment income plus realized investment gains and losses.

•	Other revenues are primarily finance/lease income.
Income or loss before income taxes for each segment is reported based on the nature of that business area’s operations. To explain:
•	Income before income taxes for the insurance segments is defined as underwriting income or loss.
o	For commercial lines and personal lines insurance segments, we calculate underwriting income or loss by recording premiums earned minus loss and loss expenses and underwriting expenses incurred.

o	For the life insurance segment, we determine underwriting income or loss by taking premiums earned and separate account investment management fees, minus contract holder benefits and expenses incurred, plus investment interest credited to contract holders.
•	Income before income taxes for the investment operations segment is net investment income plus realized investment gains and losses for all fixed-maturity and equity security investments of the entire company, minus investment interest credited to contract holders of the life insurance segment.

•	Loss before income taxes for the Other category is primarily due to interest expense from debt of the parent company and operating expenses of our headquarters.
Identifiable assets are used by each segment in its operations. We do not report the identifiable assets for the commercial or personal lines segments because we do not use that measure to analyze the segments. We include all fixed-maturity and equity security investment assets, regardless of ownership, in the investment operations segment.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2006	11

Segment information is summarized in the following table:

	Three months ended March 31,
(In millions)	2006	2005

Revenues:
Commercial lines insurance
Commercial property	$128	$123
Commercial casualty	197	183
Specialty packages	36	34
Commercial auto	112	113
Workers’ compensation	88	79
Surety and executive risk	21	19

Total commercial lines insurance	582	551

Personal lines insurance
Homeowner	73	69
Personal auto	101	111
Other personal lines	22	22

Total personal lines insurance	196	202

Life insurance	26	23
Investment operations	799	136
Other	4	4

Total	$1,607	$916

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$55	$69
Personal lines insurance	7	15
Life insurance	0	2
Investment operations	786	123
Other	(14)	(14)

Total	$834	$195

	March 31,	December 31,
	2006	2005

Identifiable assets:
Property casualty insurance	$2,489	$2,167
Life insurance	951	845
Investment operations	13,035	12,774
Other	288	217

Total	$16,763	$16,003

Cincinnati Financial Corporation
12	Form 10-Q for the quarter ended March 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion highlights significant factors influencing the consolidated results of operations and financial position of Cincinnati Financial Corporation (CFC). It should be read in conjunction with the consolidated financial statements and related notes included in our 2005 Annual Report on Form 10-K. Unless otherwise noted, industry data is prepared by A.M. Best, a leading insurance industry statistical, analytical and financial strength rating organization. Information from A.M. Best is presented on a statutory basis. When we provide our results on a comparable statutory basis, we label it as such; all other company data is presented on a GAAP basis.
We present per share data on a diluted basis unless otherwise noted, adjusting those amounts for all stock splits and dividends. Dollar amounts are rounded to millions; calculations of percent changes are based on whole dollar amounts.
Safe Harbor Statement
This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in our 2005 Annual Report on Form 10-K, Item 1A, Risk Factors, Page 21. Although we often review or update our forward-looking statements when events warrant, we caution our readers that we undertake no obligation to do so.
Factors that could cause or contribute to such differences include, but are not limited to:
•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes

•	Ability to obtain adequate reinsurance on acceptable terms, amount of reinsurance purchased and financial strength of reinsurers

•	Increased frequency and/or severity of claims

•	Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:
o	Downgrade of the company’s financial strength ratings,

o	Concerns that doing business with the company is too difficult or

o	Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace
•	Increased competition that could result in a significant reduction in the company’s premium growth rate

•	Underwriting and pricing methods adopted by competitors that could allow them to identify and flexibly price risks, which could decrease our competitive advantages

•	Insurance regulatory actions, legislation or court decisions or legal actions that increase expenses or place us at a disadvantage in the marketplace

•	Delays or inadequacies in the development, implementation, performance and benefits of technology projects and enhancements

•	Inaccurate estimates or assumptions used for critical accounting estimates, including loss reserves

•	Events that reduce the company’s future ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002

•	Recession or other economic conditions or regulatory, accounting or tax changes resulting in lower demand for insurance products

•	Sustained decline in overall stock market values negatively affecting the company’s equity portfolio; in particular a sustained decline in the market value of Fifth Third shares, a significant equity holding

•	Events that lead to a significant decline in the value of a particular security and impairment of the asset

•	Prolonged medium- and long-term low interest rate environment or other factors that limit the company’s ability to generate growth in investment income

•	Adverse outcomes from litigation or administrative proceedings

Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2006	13

•	Effect on the insurance industry as a whole, and thus on the company’s business, of the actions undertaken by the Attorney General of the State of New York and other regulators against participants in the insurance industry, as well as any increased regulatory oversight that might result

•	Investment activities or market value fluctuations that trigger restrictions applicable to the parent company under the Investment Company Act of 1940
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
Introduction
Corporate Financial Highlights
Income Statement and Per Share Data

	Three months ended March 31,
(Dollars in millions except share data)	2006	2005	Change %

Income statement data
Earned premiums	$804	$776	3.5
Investment income, net of expenses	139	127	9.0
Net realized gains and losses (pretax)	660	9	7,415.4
Total revenues	1,607	916	75.4
Net income	552	144	282.4
Per share data (diluted)
Net income	3.13	0.81	286.4
Cash dividends declared	0.335	0.29	15.5

Weighted average shares outstanding	176,127,404	177,857,161	(1.0)
In the first three months of 2006, we reported record results, as described in detail in the Results of Operations.
The increase in revenue in the first three months of 2006 largely was due to $647 million in realized gains from the previously announced sale of our holdings of ALLTEL Corporation common stock. Consolidated property casualty earned premium growth was in line with our expectations. Pretax investment income growth accelerated over the 2005 level.
Due to the gain from the sale of our ALLTEL holding, net income and net income per share for the three months ended March 31, 2006, were at a level that we do not anticipate achieving in future quarters. Realized investment gains and losses are integral to our financial results over the long term, but we have substantial discretion in the timing of investment sales and, therefore, the gains or losses that will be recognized in any period. That discretion generally is independent of the insurance underwriting process. Also, applicable accounting standards require us to recognize gains and losses from certain changes in fair values of securities and embedded derivatives without actual realization of those gains and losses.
•	First quarter of 2006 — Realized investment gains raised net income by $421 million, or $2.39 per share, after applicable federal and state income taxes. The sale of our ALLTEL holding contributed $412 million, or $2.34 per share, of the realized gain.
•	First quarter of 2005 — Realized investment gains raised net income by $6 million, or 3 cents per share, after applicable federal and state income taxes
The $22 million decline in the consolidated property casualty underwriting profit also contributed to the change in net income and net income per share. The underwriting profit declined as higher catastrophe losses and expenses offset a single large loss that lowered last year’s underwriting profit, as we discuss in the Results of Operations.
One of the factors in the rise in expenses was the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R) “Share-Based Payments,” which requires expensing the cost of associate options on our income statement. On an after-tax basis, stock option expense was $5 million, or 3 cents per share, in the first three months of 2006. Prior to January 1, 2006, we were not required to include stock option expense on our income statement and disclosed the estimated impact of stock options on net income and earnings per share in Note 1 to the Financial Statements. For first three months of 2005, net income would have been

Cincinnati Financial Corporation
14	Form 10-Q for the quarter ended March 31, 2006

reduced by approximately 2 cents per share, after tax, if option expense, calculated using the binomial option-pricing model, had been included as an expense.
Net income per share benefited from a 1.0 million decline in diluted weighted average shares outstanding from year-end 2005. Weighted average shares outstanding may fluctuate from period to period because we regularly repurchase shares under board authorizations, and we issue shares when associates exercise stock options.
The board of directors is committed to steadily increasing cash dividends and periodically authorizing stock dividends and splits. Cash dividends declared per share rose 15.5 percent in the first three months of 2006 including an adjustment for the 5 percent stock dividend paid in 2005. The board also is committed to share repurchase. We purchased 1.85 million shares at a total cost of $81 million in the first three months of 2006.
Balance Sheet Data and Performance Measures

	At March 31,	At December 31,
(Dollars in millions except share data)	2006	2005	Change %

Balance Sheet Data
Invested assets	$13,307	$12,702	4.8
Total assets	16,763	16,003	4.8
Long-term debt	791	791	0.0
Shareholders’ equity	6,204	6,086	1.9
Book value per share	35.85	34.88	2.8
Debt-to-capital ratio	11.3%	11.5%

	Three months ended March 31,
	2006	2005

Performance measures
Comprehensive income (loss)	$240	$(190)	227.2
Return on equity, annualized	35.9%	9.4%
Return on equity, annualized, based on comprehensive income	15.7	(12.3)
Invested assets and total assets rose over the year-end 2005 levels because of strong cash flow, unrealized investment gains and the new securities lending collateral asset of $330 million. This led to a modest increase in shareholders’ equity and book value at March 31, 2006.
Comprehensive income is net income plus the change in net other accumulated comprehensive income. Change in net other accumulated comprehensive income is the difference in unrealized gains on investments between March 31 and the prior year-end. In the first three months of 2006, comprehensive income rose because of the increase in net income.
Return on equity and return on equity based on comprehensive income for the three months ended March 31, 2006, rose in line with the increase in net income.
Our ratio of long-term debt to capital (long-term debt plus shareholders’ equity) remained stable in the first quarter of 2006.
     Property Casualty Highlights

	Three months ended March 31,
(Dollars in millions)	2006	2005	Change %

Property casualty highlights
Written premiums	$829	$797	4.0
Earned premiums	778	753	3.3
Underwriting profit	62	84	(25.9)
GAAP combined ratio	92.0%	88.9%
Statutory combined ratio	89.6	87.3
The trend in overall written and earned premium growth rates continued to reflect the market factors discussed in our 2005 Annual Report on Form 10-K, Item 1, Commercial Lines and Personal Lines Property Casualty Insurance Segments, Page 10 and Page 11.
Our consolidated property casualty insurance underwriting profit declined in the first three months of 2006 and our combined ratio rose. (The combined ratio is the percentage of each premium dollar spent on claims plus all expenses — the lower the ratio, the better the performance.) The underwriting profit declined as higher

Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2006	15

catastrophe losses and expenses offset a single large loss that lowered last year’s underwriting profit, as we discuss in the Results of Operations.
Measuring Our Success in 2006 And Beyond
We use a variety of metrics to measure the success of our strategies:
•	Maintaining our strong relationships with our established agencies, writing a significant portion of each agency’s business and attracting new agencies — In 2006, we expect to continue to rank No. 1 or No. 2 by premium volume in at least 74 percent or more of the agency locations that have marketed our products for more than five years. We expect to subdivide three field marketing territories, and we are targeting 55 to 60 new agency appointments. In the first three months of 2006, we appointed 18 new agency relationships. These new appointments and other changes in agency structures brought total reporting agency locations to 1,263, a net increase of 10 since year-end 2005.

In 2006, we expect to make further progress in our efforts to improve service to and communication with our agencies through our expanding portfolio of software. We discuss our technology plans for 2006 in our 2005 Annual Report on Form 10-K, Item 1, Technology Solutions, Page 4. In the first three months of 2006, we made progress toward the technology objectives we have established for the year:

Three commercial lines and one personal lines system form the core of our quoting and policy processing systems. Agencies access our quoting and policy processing systems via CinciLink®, our secure agency-only Web site.
o	WinCPP® is an online commercial lines rating and quoting system for businessowners, commercial package, commercial auto and workers’ compensation policies. We are on track to achieve our 2006 objective of adding data sharing capabilities with agency systems and rolling out quoting for small specialty programs for metalworkers, professional artisan contractors and garage owners.

o	e-CLAS™ is a commercial lines policy processing system. We are on track to achieve our 2006 objectives of rolling out Businessowners Policy processing to four additional states and providing Dentist’s Package Policy processing in all five e-CLAS states. We also will begin developing commercial auto and commercial package policy processing capabilities.

o	CinciBond™ is an automated system to process license and permit surety bonds. During 2006, we expect to deploy CinciBond in three states in addition to Indiana, Illinois and Ohio.

o	Diamond is a real-time personal lines policy processing system. In the first three months of 2006, $101 million of our $161 million of personal lines written premium was issued through Diamond. Agents in Georgia, Kentucky and Wisconsin began using Diamond in early 2006, with Minnesota, Missouri and Tennessee rollouts planned for later this year. When the 2006, roll-out schedule is complete, Diamond will be in use in states that represent approximately 90 percent of our personal lines premium volume.
Two systems automate our internal processes so our associates can spend more time serving agents and policyholders. These systems are accessed through CFCNet®, our secure intranet:
o	CMS™ is a claims file management system. We continue to refine the system to add capabilities to make our associates more effective. Later this year, we will be issuing tablet computers to all of our field claims representatives. These units will allow our claims representatives to view and enter claims data from any location, including an insured’s home or agent’s office. Agent access to selected information is planned for 2006.

o	i-View™ is a commercial lines policy imaging and workflow system. It was in use by approximately 90 percent of commercial lines underwriting teams at March 31, 2006 and we expect the roll out to be completed during 2006.
We also continue to work to give independent agents enhanced access to Cincinnati’s systems and client data quickly and easily through their agency systems. In 2006, we plan to advance our use of industry integration products, TransactNOW® and Transformation Station®.

•	Achieving above-industry-average growth in property casualty statutory net written premiums and maintaining industry-leading profitability by leveraging our regional franchise and proven agency-centered business strategy — As we have previously disclosed, we believe our consolidated property casualty written premiums will be flat to slightly up in 2006 compared with the 2.6 percent increase in 2005. We may not achieve our objective of above-industry-average growth in 2006 because the modest growth we anticipate in commercial lines written premiums, despite increasing competition, may be offsetting the rate-driven declines we anticipate in personal lines written premiums.

Our combined ratio estimate for 2006 also remains unchanged from our year-end 2005 estimate of 92 percent to 94 percent on a GAAP basis compared with 89.2 percent on a GAAP basis in 2005 (combined ratio estimate for 2006 would be 91 percent to 93 percent on a statutory basis). We believe

Cincinnati Financial Corporation
16	Form 10-Q for the quarter ended March 31, 2006

the most significant difference could be a lower level of savings from favorable loss reserve development from prior accident years. In 2006, we believe that favorable development is likely to reduce the combined ratio in the range of 2 to 3 percentage points. Higher-than-normal savings, particularly for liability coverages, reduced the 2005 combined ratio by 5.2 percentage points and the 2004 combined ratio by 6.7 percentage points.

Our 2006 combined ratio target allows for full-year catastrophe losses, net of reinsurance, of approximately $125 million to $145 million, contributing in the range of 4.0 to 4.5 percentage points to the full-year combined ratio. That level is above our historic range of 3.0 to 3.5 percentage points. Our estimates take into account the higher retention on our 2006 catastrophe reinsurance treaties and the potential for continued severe weather, in line with trends over the past two years.

Catastrophe losses in the first three months of 2006 totaled $39 million, reflecting $38 million from one event in the period and $1 million in net development from prior period events. In addition, tornadoes and severe weather across the Midwest in April are estimated to have caused approximately $55 million in pretax catastrophe losses, which will be included in second-quarter results.

				Loss Estimate
			Reported Claims	(pretax, net
2006 Year-to-date Events	Dates	States Primarily Affected	(as of May 1)	of reinsurance)

Midwest tornadoes and severe weather	March 11-13	Arkansas, Illinois, Indiana, Kansas, Missouri, Oklahoma	1,416	$38 million
Midwest wind and hail	April 2-3	Arkansas, Illinois, Indiana, Kentucky, Missouri, Tennessee	968	$25 million
Midwest wind and hail	April 6-8	Alabama, Georgia, Indiana, Kansas, Kentucky, Nebraska, Ohio, Tennessee	567	$11 million
Midwest wind and hail	April 13-15	Illinois, Indiana, Iowa, Wisconsin	1,022	$19 million
Based on catastrophe losses in the first three months and these preliminary estimates for April, we estimate catastrophe losses will contribute at least 6 percentage points to the property casualty combined ratio in the first six months of 2006. The impact on after-tax earnings for the first six months is estimated at approximately $61 million, or 35 cents per share. These estimates do not take into account any catastrophe activity that may occur in the remainder of the second quarter of 2006 or potential development from events in prior periods.

For the comparable 2005 six-month period, catastrophe losses were $17 million, contributing 1.1 percentage points to the combined ratio, with an impact on earnings of $11 million, or 6 cents per share.

Both the loss and loss expense ratio and underwriting expense ratio trends could affect the full-year 2006 combined ratios for our commercial lines and personal lines segments:
o	The degree of price softening in the commercial lines marketplace will affect the 2006 loss and loss expense ratio for that business area, as that ratio may move up slightly as pricing becomes more competitive.

o	The personal lines 2006 loss and loss expense ratio primarily will reflect our ability to offer competitive prices for our personal lines products in that changing marketplace. We believe we have taken the appropriate actions to improve competitiveness and to maintain the full-year ratio near the improved level we achieved in 2005.

o	For both commercial lines and personal lines, lower growth rates could lead to further unfavorable year-over-year comparisons in the ratios of deferred acquisition costs and other underwriting expenses to earned premiums. Continued investment in technology also may contribute to an increase in other underwriting expenses.
•	Pursuing a total return investment strategy that generates both strong investment income growth and capital appreciation — In 2006, we are estimating pretax investment income growth to again be in the range of 6.5 percent to 7.0 percent. This outlook is based on the higher anticipated level of dividend income from equity holdings, the investment of insurance operations cash flow and the higher-than-historical allocation of new cash flow to fixed-maturity securities over the past two years.

We do not establish annual capital appreciation targets. Over the long term, our target is to have the equity portfolio outperform the Standard & Poor’s 500 Index. In the first three months of 2006, our equity portfolio’s total return of 4.2 percent equaled that of the Index. Over the five years ended March 31, 2006, the compound annual total return on our equity portfolio was 2.1 percent compared

Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2006	17

with a compound annual total return of 4.0 percent for the Standard & Poor’s 500 Index, a common benchmark of market performance. Our equity portfolio underperformed the market for that period because of the decline in the market value of our holdings of Fifth Third common stock, which generated a negative return of 3.7 percent for that five-year period.

•	Increasing the total return to shareholders through a combination of higher earnings per share, growth in book value and increasing dividends — We do not announce annual targets for earnings per share or book value. Earnings results in 2006 are being tempered by the adoption of SFAS No. 123(R), which requires expensing the cost of associate stock options on our income statement. We anticipate stock option expense will reduce full-year earnings per share by approximately 8 cents.

Over the long term, we look for our earnings per share growth to outpace that of a peer group of national and regional property casualty insurance companies. Long-term book value growth should approximate that of our equity portfolio. The board of directors is committed to steadily increasing cash dividends and periodically authorizing stock dividends and splits. In February 2006, the board increased the indicated annual dividend rate for the 46th consecutive year, a record we believe is matched by only 11 other publicly traded corporations.

Over the long-term, we also seek to increase earnings per share, book value and dividends at a rate that would allow long-term total return to our shareholders to exceed that of the Standard & Poor’s Composite 1500 Property Casualty Insurance Index. As provided in our 2006 Proxy Statement, over the five years ended December 31, 2005, our total return to shareholders of 40.9 percent matched the return on that Index.

•	Maintaining financial strength by keeping the ratio of debt to capital below 15 percent and purchasing reinsurance to provide investment flexibility — Based on our present capital requirements, we do not anticipate a material increase in debt levels during 2006. CFC Investment Company, our commercial leasing and financing subsidiary, intends to replace $49 million of intercompany debt in May 2006 with borrowings against one of our short-term lines of credit. The additional borrowing would raise our consolidated debt-to-capital ratio to approximately 11.9 percent from 11.3 percent at March 31, 2006.

In December 2005, we finalized our property casualty reinsurance program for 2006, updating it to maintain the balance between the cost of the program and the level of risk we retain. Under the new program, our 2006 reinsurance premiums are expected to be $7 million lower than 2005, without taking into account the reinstatement premium we incurred in 2005. For more details on our reinsurance programs, please see our 2005 Annual Report on Form 10-K, Item 7, 2006 Reinsurance Programs, Page 68.

Our property casualty and life operations are awarded insurer financial strength ratings. These ratings assess an insurer’s ability to meet its financial obligations to policyholders and do not necessarily address matters that may be important to shareholders.

On April 28, 2006, A.M. Best affirmed the financial strength rating (FSR) of A++ (Superior) for the property casualty members of The Cincinnati Insurance Companies. A.M. Best also affirmed the senior debt ratings and issuer credit rating (ICR) of “aa-” of Cincinnati Financial Corporation. Additionally, A.M. Best affirmed the FSR of A+ (Superior) and the ICR of “aa-” of The Cincinnati Life Insurance Company. Concurrently, A.M. Best downgraded the ICRs to “aa+” from “aaa” for the members of The Cincinnati Insurance Companies. The downgrading of the ICRs reflects the company’s investment and geographic risk concentrations at current rating levels. The outlook for all ratings is stable.

As of May 3, 2006, our financial strength ratings were unchanged from the ratings we reported in our 2005 Annual Report on Form 10-K.

Property
	Parent	Casualty
	Company	Insurance	Life Insurance
	Senior Debt	Subsidiaries	Subsidiary

Financial Strength Ratings:
A. M. Best Co.	aa-	A++	A+
Fitch Ratings	A+	AA	AA
Moody’s Investors Services	A2	Aa3	—
Standard & Poor’s Ratings Services	A	AA-	AA-
Property casualty statutory surplus rose to $4.334 billion at March 31, 2006, with the ratio of property casualty common stock to statutory surplus at 95.1 percent. At year-end 2005, property casualty statutory surplus was $4.194 billion, with the ratio of common stock to surplus at 97.0 percent. Life statutory surplus was $470 million at March 31, 2006, up from $451 million at year-end 2005.

We believe that our strong surplus position and superior insurer financial strength ratings are clear, competitive advantages in the segment of the insurance marketplace that our agents serve. Our

Cincinnati Financial Corporation
18	Form 10-Q for the quarter ended March 31, 2006

financial strength supports the consistent, predictable performance that our policyholders, agents, associates and shareholders have always expected and received, and it must be able to withstand significant challenges. The most important way we seek to ensure that our performance remains consistent and predictable is to align agents’ interests with those of the company, giving agents outstanding service and compensation to earn their best business.

We continue to review the risk modeling and capital requirement changes that have been proposed by the rating agencies. We believe that our property catastrophe reinsurance program provides adequate protection for larger loss events. Our strong capital position would allow the payment of claims if an event exceeded our reinsurance program.
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
We measure profit or loss for our property casualty and life segments based upon underwriting results. Insurance underwriting results (profit or loss) represent net earned premium less loss and loss expenses and underwriting expenses on a pretax basis. We also measure aspects of the performance of our commercial lines and personal lines segments on a combined property casualty insurance operations basis. Underwriting results and segment pretax operating income are not a substitute for net income determined in accordance with GAAP.
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
The calculations of segment data are described in more detail in Item 1, Note 2 of the Consolidated Financial Statements, Page 11. The following sections review results of operations for each of the four segments. Commercial Lines Insurance Results of Operations begins on Page 21, Personal Lines Insurance Results of Operations begins on Page 27, Life Insurance Results of Operations begins on Page 31, and Investments Results of Operations begins on Page 32. We begin with an overview of our consolidated property casualty operations, which is the total of our commercial lines and personal lines segments.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2006	19

Consolidated Property Casualty Insurance Results of Operations

	Three months ended March 31,
(Dollars in millions)	2006	2005	Change %

Written premiums	$829	$797	4.0

Earned premiums	$778	$753	3.3

Loss and loss expenses excluding catastrophes	432	456	(5.1)
Catastrophe loss and loss expenses	39	2	1,789.7
Commission expenses	157	142	10.7
Underwriting expenses	84	66	26.6
Policyholder dividends	4	3	nm

Underwriting profit	$62	$84	(25.9)

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	55.6%	60.5%
Catastrophe loss and loss expenses	5.0	0.3

Loss and loss expenses	60.6	60.8
Commission expenses	20.2	18.9
Underwriting expenses	10.8	8.8
Policyholder dividends	0.4	0.4

Combined ratio	92.0%	88.9%

Factors that affected consolidated property casualty insurance results included:
•	Healthy premium growth — Commercial lines net written premiums reached a record $668 million for the first three months of 2006, up 6.2 percent. That growth more than offset the anticipated decline in personal lines written premiums. New business written directly by agencies was $77 million and $71 million in the first quarters of 2006 and 2005, respectively. The record first-quarter level of new commercial lines business offset the decline in new personal lines business.

•	4.9 percentage point improvement in loss and loss expense ratio excluding catastrophes — Both the commercial lines and personal lines ratios improved over the year-ago period due to the continued emphasis on pricing and underwriting each risk individually. Reserve development had no material impact on the quarter-over-quarter comparison. The ratio for the first three months of 2005 also included 3.2 percentage points from a single large loss that was insufficiently covered by our facultative reinsurance.

•	Catastrophe losses — Catastrophe losses for the first three months of 2006 were $39 million, contributing 5.0 percentage points to the combined ratio. In the first three months of 2005, catastrophe losses were $2 million, contributing 0.3 percentage points to the combined ratio. First-quarter 2006 catastrophe losses primarily were due to tornadoes and severe weather across six Midwest states March 11 through March 13. The large storm front caused scattered pockets of damages across a broad area of the Midwest, resulting in more than 1,400 reported claims to date. Many of the affected policyholders were businesses, and approximately 75 percent of our losses from this event arose from commercial policies.

•	Higher commission and underwriting expense ratio — The commission and underwriting expense ratio for the three months ended March 31, 2006, rose by 3.3 percentage points due to a higher contingent commission expense accrual, increased taxes, licenses and fees, higher technology-related spending and the adoption of SFAS 123(R), which contributed 0.8 percentage points to the ratio.

Cincinnati Financial Corporation
20	Form 10-Q for the quarter ended March 31, 2006

Commercial Lines Insurance Results of Operations
Overview — First-quarter Highlights
Performance highlights for the commercial lines segment include:
•	Premiums — Commercial lines written premiums rose in the first three months of 2006 due to our strong agency relationships, which promoted healthy new business growth and policyholder retention. The competitive pricing environment continues, but we are maintaining our underwriting discipline for both renewal and new business. Earned premium growth was slightly below that of written premiums because of the lower growth rate in 2005.

We believe that our written premium growth rate continues to exceed the average for the overall commercial lines industry, which is estimated at 2.3 percent for full-year 2006. New commercial lines business written directly by agencies was a record $70 million in the first three months of 2006, up from $63 million in the first three months of 2005.

•	Combined ratio — Our commercial lines combined ratio remained very strong in the first three months of 2006, due to the higher rate levels of the past several years and continued emphasis on underwriting. The 3.0 percentage point increase in the ratio over the first three months of 2005 primarily was due to a 4.0 percentage point rise in the catastrophe loss ratio. As discussed below, other factors affecting the comparison included higher underwriting expenses, the adoption of SFAS 123(R) and a single large loss in last year’s first quarter.

The commercial lines statutory combined ratio was 87.6 percent for the first three months of 2006 compared with 85.5 percent for the comparable prior period. Under statutory accounting principles, stock options expense is not included in the calculation of statutory income.
Commercial Lines Results

	Three months ended March 31,
(Dollars in millions)	2006	2005	Change %
Written premiums	$668	$629	6.2

Earned premiums	$582	$551	5.7

Loss and loss expenses excluding catastrophes	324	329	(1.3)
Catastrophe loss and loss expenses	29	6	381.9
Commission expenses	117	104	12.3
Underwriting expenses	53	40	33.4
Policyholder dividends	4	3	nm

Underwriting profit	$55	$69	(20.0)

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	55.7%	59.7%
Catastrophe loss and loss expenses	5.1	1.1

Loss and loss expenses	60.8	60.8
Commission expenses	20.0	18.9
Underwriting expenses	9.1	7.2
Policyholder dividends	0.6	0.6

Combined ratio	90.5%	87.5%

Loss and Loss Expenses (excluding catastrophe losses)
Loss and loss expenses include both net paid losses and reserve additions for unpaid losses as well as the associated loss expenses. The primary factor in the 4.0 percentage point improvement in the loss and loss expense ratio excluding catastrophes was a single large loss in the first three months of 2005. That loss, which was insufficiently covered by our facultative reinsurance, increased commercial lines loss and loss expenses by $24 million, net of reinsurance, or 4.3 percentage points.
We monitor incurred losses by size of loss, business line, risk category, geographic region, agency, field marketing territory and duration of policyholder relationship, addressing concentrations or trends as needed. Our analysis for the first three months of 2006 indicated no significant concentrations other than trends in business lines that we address as part of our ongoing business operations.
We also measure new losses and case reserve increases greater than $250,000 to track frequency and severity. The contribution of these losses to the loss and loss expense ratio rose in the first three months of 2006. The contribution of new losses greater than $1 million declined because of the single large loss in the

Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2006	21

first three months of 2005. The contribution of losses between $250,000 and $1 million rose because we experienced an increase in the number of commercial fire losses, while the contribution of development and case reserve increases of $250,000 or more rose because of two adverse court decisions.
Commercial Lines Losses by Size

	Three months ended March 31,
(Dollars in millions)	2006	2005	Change %

Losses $1 million or more	$30	$43	(30.1)
Losses $250 thousand to $1 million	28	22	30.3
Development and case reserve increases of $250 thousand or more	44	29	52.1
Other losses excluding catastrophes	155	171	(9.6)

Total losses incurred excluding catastrophe losses	257	265	(2.9)
Catastrophe losses	29	6	381.9

Total losses incurred	$286	$271	5.8

As a percent of earned premiums:
Losses $1 million or more	5.2%	7.8%
Losses $250 thousand to $1 million	4.8	3.9
Development and case reserve increases of $250 thousand or more	7.6	5.3
Other losses excluding catastrophes	26.5	31.0

Loss ratio excluding catastrophe losses	44.1	48.0
Catastrophe loss ratio	5.1	1.1

Total loss ratio	49.2%	49.1%

Catastrophe Loss and Loss Expenses
Commercial lines catastrophe losses, net of reinsurance and before taxes, were $29 million in the first three months of 2006 compared with $6 million in the first three months of 2005.
Commission Expenses
In the first three months of 2006, commercial lines commission expense as a percent of earned premium rose 1.1 percentage points over the lower-than-normal level in the first three months of 2005. Profit-sharing, or contingent, commissions are calculated on the profitability of an agency’s aggregate book of business, taking into account longer-term profit, with a percentage for prompt payment of premiums and other criteria. These profit-based commissions reward our agents’ efforts, generally fluctuating with our loss and loss expenses.
A refinement and subsequent release of a contingent commission over-accrual from 2004 in the first three months of 2005 lowered the ratio for the first three months of 2005 by 1.2 percentage points. Our 2006 contingent commission accrual reflects our estimate of the profit-sharing commissions that will be paid to our agencies in early 2007.
Underwriting Expenses
Noncommission expenses rose to 9.1 percent of earned premium in the first three months of 2006 compared with 7.2 percent in the first three months of last year. The rise in the ratio largely was due to higher taxes, licenses and fees, technology costs and staffing expenses, including higher associate benefit costs and the adoption of SFAS 123(R), which added 0.8 percentage points to the ratio.
Line of Business Analysis
Beginning in 2006, we are reporting our commercial lines in six newly designated lines, paralleling a change made to our internal management reports on commercial lines business activity to more accurately reflect how our insurance products are structured and marketed. The six newly designated business lines are:
•	Commercial property — Commercial property insurance provides coverage for loss or damage to buildings, inventory and equipment caused by fire, wind, hail, water, theft and vandalism as well as business interruption resulting from a covered loss. Commercial property also includes crime insurance, which provides coverage for losses due to embezzlement or misappropriation of funds by an employee, and inland marine insurance, which provides coverage for a variety of mobile equipment, such as builders risk, contractor’s equipment, cargo and electronic data processing equipment. Specialized machinery and equipment coverage provides protection for loss or damage to boilers and machinery from mechanical breakdown, steam explosion, or artificially generated electrical current. Various property coverages can be written as stand-alone policies or can be added to a package policy. The commercial property business line includes property coverage written on both a discounted and nondiscounted basis as part of commercial package policies.

Cincinnati Financial Corporation
22	Form 10-Q for the quarter ended March 31, 2006

•	Commercial casualty — Commercial casualty insurance provides coverage to businesses against third-party liability from accidents occurring on their premises or arising out of their operations, including coverage for injuries sustained from products sold as well as coverage for professional services, such as dental care. Specialized casualty policies may include coverage for employment practices liability (EPLI), which protects businesses against claims by employees that their legal rights as employees of the company have been violated, and other acts or failures to act under specified circumstances as well as excess insurance and umbrella, including personal umbrella liability written as an endorsement to commercial umbrella coverages. The commercial casualty business line includes liability coverage written on both a discounted and nondiscounted basis as part of commercial package policies.

•	Specialty packages — Specialty packages include coverages for property, liability and business interruption tailored to meet the needs of specific industry classes, such as artisan contractors, dentists, garage operators, financial institutions, metalworkers, printers, religious institutions, or smaller, main street businesses. Businessowner policies, which combine property, liability and business interruption coverages for small businesses, are included in specialty packages.

•	Commercial auto — Commercial auto coverages protect businesses against liability to others for both bodily injury and property damage, medical payments to insureds and occupants of their vehicles, physical damage to an insured’s own vehicle from collision and various other perils, and damages caused by uninsured motorists.

•	Workers’ compensation — Workers’ compensation coverage protects employers against specified benefits payable under state or federal law for workplace injuries to employees. We write workers’ compensation coverage in all of our active states except North Dakota, Ohio and West Virginia, where coverage is provided solely by the state instead of by private insurers.

•	Surety and executive risk — This business line includes:
o	Contract and commercial surety bonds, which guarantee a payment or reimbursement for financial losses resulting from dishonesty, failure to perform and other acts.

o	Fidelity bonds, which cover losses that policyholders incur as a result of fraudulent acts by specified individuals or dishonest acts by employees.

o	Directors and officers liability insurance, which covers liability for alleged errors in judgment, breaches of duty and wrongful acts related to activities of for-profit or nonprofit organizations. Our directors and officers liability policy can optionally include EPLI coverage.

o	Employers liability insurance, which protects employers against employee injuries not covered under workers’ compensation law.
•	Other commercial (not shown on table) — Certain direct business that we cede is included as other commercial, when applicable.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2006	23

In our 2005 Annual Report on Form 10-K, we provided financial information on our previous four reporting lines: commercial multi-peril, workers’ compensation, commercial auto and other liability. The table below restates data for the 2003 to 2005 period for the newly designated business lines:

(Dollars in millions)				2005-2004	2004-2003
Calendar year	2005	2004	2003	Change %	Change %

Commercial property:
Written premium	$502	$480	$453	4.7	6.0
Earned premium	493	464	419	6.1	11.0
Loss and loss expenses incurred	306	245	215	24.8	13.9
Loss and loss expenses ratio	62.0%	52.7%	51.4%
Loss and loss expenses ratio excluding catastrophes	47.9	40.9	44.2
Commercial casualty:
Written premium	$779	$708	$630	10.0	12.4
Earned premium	759	686	580	10.7	18.3
Loss and loss expenses incurred	302	323	410	(6.5)	(21.4)
Loss and loss expenses ratio	39.7%	47.0%	70.8%
Loss and loss expenses ratio excluding catastrophes	39.7	47.0	70.8
Specialty packages:
Written premium	$138	$135	$134	2.1	0.8
Earned premium	137	133	131	2.5	2.2
Loss and loss expenses incurred	92	80	89	14.6	(9.7)
Loss and loss expenses ratio	67.0%	59.9%	67.8%
Loss and loss expenses ratio excluding catastrophes	61.8	47.5	62.0
Commercial auto:
Written premium	$448	$458	$434	(2.2)	5.5
Earned premium	457	450	419	1.5	7.4
Loss and loss expenses incurred	274	236	240	16.3	(1.8)
Loss and loss expenses ratio	60.1%	52.4%	57.3%
Loss and loss expenses ratio excluding catastrophes	60.0	52.1	56.5
Workers’ compensation:
Written premium	$338	$320	$304	5.4	5.3
Earned premium	328	313	293	5.1	6.9
Loss and loss expenses incurred	299	251	235	19.0	6.6
Loss and loss expenses ratio	90.9%	80.3%	80.5%
Loss and loss expenses ratio excluding catastrophes	90.9	80.3	80.5
Surety and executive risk
Written premium	$85	$85	$74	(0.1)	14.4
Earned premium	80	80	65	(0.8)	22.9
Loss and loss expenses incurred	27	21	23	27.9	(8.9)
Loss and loss expenses ratio	34.2%	26.6%	35.9%
Loss and loss expenses ratio excluding catastrophes	34.2	26.6	35.9
Approximately 95 percent of our commercial lines premiums are written as packages, providing accounts with coverages from more than one of our business lines. As a result, we believe that commercial lines is best measured and evaluated on a segment basis. We have provided the line of business data to summarize growth and profitability trends separately for the six business lines.

Cincinnati Financial Corporation
24	Form 10-Q for the quarter ended March 31, 2006

(Dollars in millions)	Three months ended March 31,
Calendar year	2006	2005	Change %

Commercial property:
Written premium	$141	$133	5.7
Earned premium	128	123	4.4
Loss and loss expenses incurred	90	81	11.9
Loss and loss expenses ratio	70.6%	65.8%
Loss and loss expenses ratio excluding catastrophes	49.0	62.1
Commercial casualty:
Written premium	$228	$217	5.3
Earned premium	197	183	8.0
Loss and loss expenses incurred	101	94	8.3
Loss and loss expenses ratio	51.3%	51.1%
Loss and loss expenses ratio excluding catastrophes	51.3	51.1
Specialty packages:
Written premium	$40	$36	8.5
Earned premium	36	34	5.7
Loss and loss expenses incurred	23	30	(22.6)
Loss and loss expenses ratio	64.3%	87.8%
Loss and loss expenses ratio excluding catastrophes	60.9	83.2
Commercial auto:
Written premium	$126	$122	2.9
Earned premium	112	113	(0.6)
Loss and loss expenses incurred	65	65	(1.0)
Loss and loss expenses ratio	57.7%	57.9%
Loss and loss expenses ratio excluding catastrophes	57.1	57.9
Workers compensation:
Written premium	$112	$99	12.1
Earned premium	88	79	11.4
Loss and loss expenses incurred	69	61	14.3
Loss and loss expenses ratio	78.6%	76.6%
Loss and loss expenses ratio excluding catastrophes	78.6	76.6
Surety and executive risk:
Written premium	$22	$20	9.0
Earned premium	21	19	8.5
Loss and loss expenses incurred	6	5	8.8
Loss and loss expenses ratio	26.5%	26.3%
Loss and loss expenses ratio excluding catastrophes	26.5	26.3
Commercial Property
The 5.7 percent written premium growth rate for the first three months of 2006 reflected the more competitive pricing environment in non-coastal markets. That trend was partially offset by our ongoing efforts to ensure we receive adequate premium for covered risks and a shift in our customer base to slightly larger accounts as our policy count remained relatively stable.
The commercial property loss and loss expense ratio for the first three months of 2006 was above the year-ago level due to significantly higher catastrophe losses and a greater number of commercial property fires. The loss and loss expense ratio for the first three months of 2005 included the single large loss noted above, which contributed 19.4 percentage points to the commercial property ratio.
Commercial Casualty
In the first three months of 2006, commercial casualty written premiums rose 5.3 percent. Casualty pricing has become more competitive in recent months. Written premium growth reflected the higher rate levels of the past several years and evolution to a higher average premium per policy.
The commercial casualty loss and loss expense ratio for the first three months of 2006 was level with the year-ago level.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2006	25

Specialty Packages
In the first three months of 2006, specialty package written premiums grew 8.5 percent, more rapidly than overall commercial lines premiums. The rollout we have begun of our commercial lines policy processing system should help us to meet changing agency needs and address the pricing, technology and service systems other carriers have introduced for similar products in recent years.
The specialty packages loss and loss expense ratio for the first three months of 2006 improved from the year-ago level.
Commercial Auto
In the first three months of 2006, commercial auto growth resumed with written premiums up 2.9 percent. Commercial auto is one of the package policy components that we renew and price annually. Written premium growth benefited from exposure increases as policyholders added coverage for more expensive vehicles.
The commercial auto loss and loss expense ratio for the first three months of 2006 was in line with the year-ago level. We remain focused on commercial auto underwriting and rate levels, making certain that vehicle use is properly classified. Those actions and moderating industrywide frequency trends should continue to offset projected increases in industrywide severity.
Workers’ Compensation
In the first three months of 2006, workers’ compensation written premiums rose 12.1 percent, as we began to benefit from the improving economy and from initiatives to modestly expand our workers’ compensation business in selected states. In Ohio, our largest state, workers’ compensation coverage is a state monopoly, provided solely by the state instead of by private insurers.
We pay a lower commission rate on workers’ compensation business, which means this line has a higher loss and loss expense breakeven point than our other commercial business lines. The workers’ compensation loss and loss expense ratio for the first three months of 2006 was in line with the year ago level. We believe we generally have established adequate reserves for our workers’ compensation exposure. However, small shifts in medical cost inflation and estimated payout periods from current assumptions could have a significant effect on our potential future liability compared with our current projections.
Surety and Executive Risk
In the first three months of 2006, surety and executive risk written premiums rose 7.6 percent and the excellent loss and loss expense ratio was in line with the year ago level.
Commercial Lines Insurance Outlook
Industrywide commercial lines written premiums are expected to rise approximately 2.3 percent in 2006. During the first three months of 2006, agents continued to report that renewal pricing pressure was rising and that new business was requiring more pricing flexibility and more careful risk selection. We continue to need to use credits more frequently to retain renewals of quality business — the larger the account, the higher the credits, with variations by geographic region and class of business. Renewal rates on most coverages are flat to modestly down, exclusive of any changes in an account’s exposure.
We intend to continue to market our products to a broad range of business classes, price our products adequately and take a package approach. We also plan to maintain our underwriting selectivity and carefully manage our rate levels, as well as our programs that seek to accurately match exposures with appropriate premiums. We will continue to evaluate each risk individually and to make decisions regarding rates, the use of three-year commercial policies and other policy terms on a case-by-case basis, even in lines and classes of business that are under competitive pressure. New marketing territories staffed over the past several years and new agency appointments should contribute to commercial lines growth.
Since the 2005 hurricane season, commercial lines pricing has grown more competitive in non-coastal markets. We believe that so far, the effect of those hurricanes on pricing largely has been limited to coastal markets and business lines directly affected by the storms. During the remainder of 2006, industry pricing may begin to factor in the higher reinsurance pricing and more stringent capital requirements that were two significant outcomes of 2005 catastrophes. However, most of our regional competitors are financially strong and reporting improving profitability. Further, the potential remains for accelerated competition if carriers that choose to exit coastal markets look to replace market share in our core Midwest markets. We believe that no area is immune to catastrophes — as this year’s storms show — but our local knowledge and strong agency relationships are advantages that help us underwrite successfully and grow profitably. As a result, we continue to look for commercial lines growth above the industry average.
We believe our approach should allow us to maintain most of the positive underlying improvements in profitability that have occurred over the past several years, but we are carefully monitoring industry conditions, including the trend toward higher construction costs that could affect commercial property claims

Cincinnati Financial Corporation
26	Form 10-Q for the quarter ended March 31, 2006

severity. We do not believe favorable reserve development will contribute to underwriting profits as much in 2006 as in 2005 and 2004. In addition, underwriting expenses are rising. We discuss our overall outlook for the property casualty insurance operations in Measuring Our Success in 2006 and Beyond, Page 33.
Personal Lines Insurance Results Of Operations
Overview — First-quarter Highlights
Performance highlights for the personal lines segment include:
•	Premiums — As discussed in our 2005 Annual Report on Form 10-K, a variety of market- and company-specific factors have caused personal lines written premiums to decline on a year-over-year basis for three consecutive quarters, and earned premiums now are reflecting the written premium trend. The same factors have had an impact on new personal lines business. Personal lines new business premiums written directly by agencies was $7 million in the first three months of 2006 compared with $8 million in the comparable prior period.

•	Combined ratio — The combined ratio rose 3.7 percentage points for the first three months of 2006. The increase reflected improvement in the loss and loss expense ratio excluding catastrophe losses offset by a higher contribution from catastrophe losses and an increase in commission and underwriting expenses, as discussed below.

Our personal lines statutory combined ratio was 98.1 percent in the first three months of 2006 compared with 94.0 percent in the comparable prior period. Under statutory accounting principles, stock options expense is not included in the calculation of statutory income.
Personal Lines Results

	Three months ended March 31,
(Dollars in millions)	2006	2005	Change %
Written premiums	$161	$168	(4.1)

Earned premiums	$196	$202	(3.2)

Loss and loss expenses excluding catastrophes	108	127	(15.0)
Catastrophe loss and loss expenses	10	(4)	340.6
Commission expenses	40	38	6.4
Underwriting expenses	31	26	16.4

Underwriting profit	$7	$15	(53.1)

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	55.1%	62.8%
Catastrophe loss and loss expenses	5.0	(2.0)

Loss and loss expenses	60.1	60.8
Commission expenses	20.7	18.9
Underwriting expenses	15.6	13.0

Combined ratio	96.4%	92.7%

Loss and Loss Expenses (excluding catastrophe losses)
Loss and loss expenses include both net paid losses and reserve additions for unpaid losses as well as the associated loss expenses. The improvement in the loss and loss expense ratio excluding catastrophes for the three months period was primarily due to the improvement in the homeowner ratio excluding catastrophe losses. We discuss trends separately by personal lines of business beginning on Page 28.
We monitor incurred losses by size of loss, business line, risk category, geographic region, agency, field marketing territory and duration of policyholder relationship, addressing concentrations or trends as needed. Our analysis for the first three months of 2006 indicated no significant concentrations other than trends in business lines that we address as part of our ongoing business operations. We also measure new losses and case reserve adjustments greater than $250,000 to track frequency and severity. These personal lines large losses and case reserve increases rose as a percent of earned premiums in the first three months of 2006 because there were no losses greater than $1 million in the comparable prior period.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2006	27

Personal Lines Losses by Size

	Three months ended March 31,
(Dollars in millions)	2006	2005	Change %
Losses $1 million or more	$2	$0	0.0
Losses $250 thousand to $1 million	10	10	(1.1)
Development and case reserve increases of $250 thousand or more	5	7	(17.7)
Other losses excluding catastrophes	74	95	(21.6)

Total losses incurred excluding catastrophe losses	91	112	(17.3)
Catastrophe losses	10	(4)	340.6

Total losses incurred	$101	$108	(5.1)

As a percent of earned premiums:
Losses $1 million or more	1.2%	0.0%
Losses $250 thousand to $1 million	5.3	5.2
Development and case reserve increases of $250 thousand or more	2.7	3.2
Other losses excluding catastrophes	38.0	46.9

Loss ratio excluding catastrophe losses	47.2	55.3
Catastrophe loss ratio	5.0	(2.0)

Total loss ratio	52.2%	53.3%

Catastrophe Loss and Loss Expenses
Personal lines catastrophe losses, net of reinsurance and before taxes, were $10 million in the first three months of 2006 compared with $4 million of savings in the first three months of 2005 from favorable development on prior period catastrophe losses.
Commission Expenses
In the first three months of 2006, personal lines commission expense as a percent of earned premium rose 1.8 percentage points over the lower-than-normal level in the first three months of 2005. Profit-sharing, or contingent, commissions are calculated on the profitability of an agency’s aggregate book of business, taking into account longer-term profit, with a percentage for prompt payment of premiums and other criteria. These profit-based commissions reward our agents’ efforts, generally fluctuating with our loss and loss expenses.
A refinement and subsequent release of a contingent commission over-accrual from 2004 in the first three months of 2005 lowered the ratio for the first three months of 2005 by 0.7 percentage points. Our 2006 contingent commission accrual reflects our estimate of the profit-sharing commissions that will be paid to our agencies in early 2007.
Underwriting Expenses
Noncommission expenses rose to 15.6 percent of earned premium in the first three months of 2006 compared with 13.0 percent in the first three months of last year. The rise in the ratio largely was due to higher taxes, licenses and fees, technology costs and staffing expenses, including higher associate benefit costs and the adoption of SFAS 123(R), which added 0.8 percentage points to the ratio. The decline in earned premium also affected the comparison.
Line of Business Analysis
As noted above, we have begun reporting our commercial business lines to parallel a change made to our internal management reports on commercial lines business activity. Concurrently, we made minor changes to the components of our two previous personal lines of business — homeowner and personal auto — and we now will report the remainder of our personal lines activities as a newly designated business line — other personal. This newly designated business line includes coverages such as personal umbrella liability, dwelling fire, watercraft and personal inland marine.

Cincinnati Financial Corporation
28	Form 10-Q for the quarter ended March 31, 2006

(Dollars in millions)				2005-2004	2004-2003
Calendar year	2005	2004	2003	Change %	Change %
Homeowner:
Written premium	$288	$270	$252	6.7	7.3
Earned premium	282	256	236	10.4	8.3
Loss and loss expenses incurred	213	247	223	(13.4)	10.4
Loss and loss expenses ratio	75.6%	96.4%	94.5%
Loss and loss expenses ratio excluding catastrophes	58.7	69.5	74.8
Personal auto:
Written premium	$409	$453	$447	(9.6)	1.2
Earned premium	432	451	428	(4.0)	5.4
Loss and loss expenses incurred	259	298	304	(13.0)	(2.1)
Loss and loss expenses ratio	59.9%	66.1%	71.1%
Loss and loss expenses ratio excluding catastrophes	59.3	65.2	70.1
Other personal:
Written premium	$89	$88	$85	1.2	3.7
Earned premium	89	86	81	3.3	6.1
Loss and loss expenses incurred	40	55	51	(27.6)	7.2
Loss and loss expenses ratio	44.6%	63.6%	63.0%
Loss and loss expenses ratio excluding catastrophes	41.6	59.9	59.3
We prefer to write personal auto and homeowner coverages in personal lines packages that also may include coverages from the other personal business line. As a result, we believe that personal lines is best measured and evaluated on a segment basis. We have provided the line of business data to summarize growth and profitability trends separately for the three business lines.

(Dollars in millions)	Three months ended March 31,
Calendar year	2006	2005	Change %
Homeowner:
Written premium	$62	$59	4.9
Earned premium	73	69	4.9
Loss and loss expenses incurred	47	45	3.9
Loss and loss expenses ratio	64.0%	64.6%
Loss and loss expenses ratio excluding catastrophes	52.9	70.7
Personal auto:
Written premium	$80	$90	(11.3)
Earned premium	101	111	(9.5)
Loss and loss expenses incurred	60	67	(9.9)
Loss and loss expenses ratio	60.1%	60.4%
Loss and loss expenses ratio excluding catastrophes	59.3	60.2
Other personal:
Written premium	$20	$20	(1.5)
Earned premium	22	22	0.2
Loss and loss expenses incurred	11	11	(4.1)
Loss and loss expenses ratio	47.4%	49.5%
Loss and loss expenses ratio excluding catastrophes	43.6	45.6
Below we review results for the first three months of 2006 and 2005 for the personal lines of business.
Homeowner
Written and earned premiums for the homeowner line rose in the first three months of 2006. Written premiums rose because of the effect of rate increases, which served to offset lower policy renewal retention and new business levels.
At March 31, 2006, approximately 62 percent of all homeowner policies had been converted to a one-year term, up from approximately 56 percent at year-end 2005. In Ohio, which represented 37 percent of personal lines premium volume in 2005, approximately 71 percent of homeowner policies had been converted to a one-year term by March 31, 2006. We are continuing to renew homeowner policies for three-year terms in nine of our lower premium volume states until preparation for the Diamond rollout begins in each of those states. Renewal rates on those three-year policies reflect all rate changes enacted over the previous three years. This can cause those policies to renew at a significantly higher cost, even if the price is competitive.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2006	29

The loss and loss expense ratio excluding catastrophe losses for the first three months of 2006 was substantially improved over the year-ago level due to the continued benefit of rate actions taken over the past several years. In the first three months of 2006, catastrophe losses contributed 11.0 percentage points to the loss and loss expense ratio. In the first three months of 2005, the ratio benefited by 6.1 percentage points from savings from favorable development on prior period catastrophe losses.
We continue to seek to improve homeowner results so that this line achieves profitability. We believe it will take until late 2007 for the full benefit of our pricing and underwriting actions to be reflected in homeowner underwriting performance. Other factors that could affect our ability to achieve our objective include:
•	Catastrophe losses — We assume catastrophe losses as a percent of homeowner earned premium would be in the range of 17 percent. From 2003 to 2005, catastrophe losses have averaged approximately 21 percent of homeowner earned premiums due to the higher-than-normal storm activity.

•	Commission and underwriting expenses — We generally do not allocate noncommission expenses to individual business lines. To measure homeowner profitability, we assume total commission and underwriting expenses would contribute approximately 31 percentage points to a homeowner combined ratio, including option expense. If written premium growth slows further, this ratio may be greater than 31 percent because some of our costs are relatively fixed, such as our planned investments in technology.
Personal Auto
Personal auto written and earned premiums declined in the first three months of 2006. As noted above, the decline in 2005 primarily was due to price competition in some states and territories, which has resulted in lower policy renewal retention and 24 percent lower new business premiums. We are continuing to modify selected rates and credits to address our competitive position.
The personal auto loss and loss expense ratio for the first three months of 2006 improved over the year-ago level.
Other Personal
Other personal written premiums declined in the first three months of 2006 because of the declining policy count for homeowner and personal auto, as we write most of our other personal policies as part of homeowner-auto packages. The loss and loss expense ratio for other personal improved in the first three months of 2006.
Personal Lines Insurance Outlook
Industry experts anticipate industrywide personal lines written premiums will rise approximately 2.9 percent in 2006, with personal auto premiums expected to rise about 2.5 percent and homeowner premiums expected to rise 4.2 percent.
A number of factors contribute to our assessment of the potential for personal lines growth:
•	Competitive rates — We are working on a number of initiatives to make our personal auto and homeowner rates competitive in all of our territories. In the second half of the year, we will introduce a limited program of policy credits that incorporate insurance scores into pricing of our personal auto and homeowner policies. While these pricing refinements will lower premiums for some policyholders, we believe they present an opportunity to work with our agents to market the advantages of our personal lines products to their preferred clients, which would help us resume growing in this business area.

•	Diamond introduction — By year-end 2006, the Diamond system will be in use by agencies writing approximately 90 percent of personal lines premium volume. We believe the system ultimately will make it easier for agents to place homeowner, personal auto and other personal lines business with us, while providing direct-bill capabilities and greatly increasing policy-issuance and policy-renewal efficiencies. Agents using Diamond chose direct bill for 40 percent and headquarters printing for 78 percent of policy transactions in the first three months of 2006, options that generally were not available on our previous system.

•	New agencies — The availability of Diamond should help us increase the number of agencies that offer our personal lines products, which also should contribute to personal lines growth. We currently market both homeowner and personal auto insurance products through 786 of our 1,263 reporting agency locations, up 15 from year-end 2005.
In addition to the rate modifications currently under way, several other factors may affect the personal lines combined ratio in 2006 and beyond. Personal lines underwriters continue to focus on insurance-to-value initiatives to verify that policyholders are buying the correct level of coverage for the value of the insured risk, and we are carefully maintaining underwriting standards. However, if premiums continue to decline, the 2006 personal lines expense ratio will be higher than the 2005 level because some of our costs are relatively

30	Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2006

fixed, such as our planned investments in technology. We discuss our overall outlook for the property casualty insurance operations in Measuring Our Success in 2006 and Beyond, Page 16.
Life Insurance Results Of Operations
Overview — First-quarter Highlights
Performance highlights for the life insurance segment include:
•	Revenues — Earned premiums reflected continued growth of gross in-force policy face amounts to $52.773 billion at March 31, 2006, up from $51.493 billion at year-end 2005. Our life insurance subsidiary reported total statutory net written premiums of $40 million in the first three months of 2006 compared with $53 million in the first three months of 2005. The change primarily was due to:
•	Statutory written premiums for term and other life insurance products rose 14.4 percent to $30 million in the first three months of 2006 from $26 million in the comparable prior period.

•	Statutory written annuity premiums declined to $9 million in the first three months of 2006 from $26 million in the comparable prior period. Since late 2005, we have de-emphasized annuities because of an unfavorable interest rate environment.
Written premiums for life insurance operations for all periods include life insurance, annuity and accident and health premiums.

•	Profitability — The life insurance segment reports a small GAAP profit because investment income is included in investment segment results, except investment income credited to contract holders (interest assumed in life insurance policy reserve calculations). The segment operating profit declined in the first three months of 2006 due to higher mortality expenses compared with the year-earlier period and the adoption of SFAS 123(R), which added approximately $400,000 to other operating expenses. Mortality experience remained within pricing guidelines as premiums continued to rise.

At the same time, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. For that reason, we also evaluate GAAP data including all investment activities on life insurance-related assets.

GAAP net income on that basis rose to $35 million in the first three months of 2006, reflecting a $26 million increase in after-tax realized gains on investments, compared with GAAP net income of $10 million in the comparable prior period. The life insurance portfolio had pretax realized investment gains of $42 million in the first three months of 2006 because of the sale of ALLTEL common stock compared with $2 million in the comparable prior period.
Life Insurance Results

	Three months ended March 31,
(In millions)	2006	2005	Change %

Written premiums	$40	$53	(24.5)

Earned premiums	$26	$23	10.6
Separate account investment management fees	1	1	(0.3)

Total revenues	27	24	10.2

Contract holders benefits incurred	30	24	26.4
Investment interest credited to contract holders	(14)	(13)	9.9
Expenses incurred	11	11	(6.5)

Total expenses	27	22	19.2

Life insurance segment profit (loss)	$0	$2	(97.0)

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

Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2006	31

Marketplace and regulatory changes in recent years have affected the cost and availability of reinsurance for term life insurance. We are addressing this situation by retaining no more than a $500,000 exposure, ceding the balance using excess over retention mortality coverage and retaining the policy reserve. Retaining the policy reserve has no direct impact on GAAP results. However, because of the conservative nature of statutory reserving principles, retaining the policy reserve unduly depresses our statutory earnings and requires a large commitment of capital. Regulators currently are considering various proposals that, if adopted, would reduce the impact of redundant statutory reserves. We believe we will be able to continue to grow in the term life insurance marketplace, while appropriately managing risk, at a cost that allows the life insurance company to achieve its internal performance targets.
Investments Results of Operations
Overview — First-quarter Highlights
The investment segment contributes investment income and realized gains and losses to results of operations. Investments provide our primary source of pretax and after-tax profits.
•	Investment income — Consolidated pretax investment income rose 9.0 percent in the first three months of 2006. The growth in investment income reflected the strong cash flow for new investments, higher interest income from the growing fixed-maturity portfolio and increased dividend income from the common stock portfolio. In addition, proceeds from the sale of the ALLTEL holding that will be used to make the applicable tax payments in June 2006 currently are invested in short-term instruments that generated approximately $3 million in interest income in the first three months of 2006.

Overall, common stock dividends contributed 41.6 percent of pretax investment income in the first three months of 2006 compared with 43.0 percent in the first three months of 2005. Fifth Third, our largest equity holding, contributed 44.8 percent of total dividend income in this year’s first three months. We discuss our Fifth Third investment in Item 3, Quantitative and Qualitative Disclosures About Market Risk, Page 37.

We have begun participating in a securities lending program under which certain fixed maturity and equity securities from our investment portfolio are loaned to other institutions for short periods of time. We require collateral equal to 102 percent of the market value of the loaned securities. The lending agent invests the collateral in accordance with our guidelines. In the first three months of 2006, the program generated net investment income, net of applicable fees, of $123,000. Based on terms of the agreement, we do not have the right to sell or re-pledge the collateral, unless there is an event of default by the borrower. At March 31 2006, the amount of collateral held was approximately $330 million.

•	Net realized gains and losses — We reported pretax realized gains of $660 million in the first three months of 2006. The previously announced sale of our holdings of ALLTEL Corporation common stock accounted for $647 million of the realized gain. In addition, we had $1 million in other-than-temporary impairment charges and $2 million in fair value increases due to the application of SFAS No. 133. We reported a net realized gain in the first three months of 2005 due to $16 million in realized gains from investment sales and $7 million in fair value declines.
Investment Results

	Three months ended March 31,
(In millions)	2006	2005	Change %
Investment income:
Interest	$74	$68	9.4
Dividends	62	58	6.4
Other	4	2	59.9
Investment expenses	(1)	(1)	(6.8)

Total net investment income	139	127	9.0

Investment interest credited to contract holders	(14)	(13)	9.9

Net realized investment gains and losses:
Realized investment gains and losses	659	16	3,912.5
Change in valuation of embedded derivatives	2	(7)	130.8
Other-than-temporary impairment charges	(1)	0	nm

Net realized investment gains (losses)	660	9	7,415.4

Investment operations income	$785	$123	536.2

Cincinnati Financial Corporation
32	Form 10-Q for the quarter ended March 31, 2006

Investments Outlook
We believe investment income growth for 2006 could be at the upper end of the 6.5 percent to 7.0 percent range. Our outlook is based on the anticipated level of dividend income, the strong cash flow from insurance operations and the higher-than-normal allocation of new cash flow to fixed-maturity securities over the past two years. Dividend increases within the last 12 months by Fifth Third and another 32 of the 48 common stock holdings in the equity portfolio should add $11 million to annualized investment income. In the first three months of 2006, our investment department allocated a portion of available cash flow from operations and the $558 million in total after-tax proceeds from the ALLTEL common stock sale to common stock investments. Common stock purchases equaled approximately 80 percent of the ALLTEL after-tax proceeds. We anticipate dividends from the common equities purchased in the first three months of 2006 will replace slightly more than half of the $20 million in ALLTEL dividend income received in 2005. A portion of the difference will be made up in 2006 with interest income from short-term investment of the sale proceeds to be used to make the applicable tax payments in June 2006.
We believe impairments in 2006 should be limited to securities that have been identified for sale or that have experienced a sharp decline in fair value with little or no warning because of issuer-specific events. All securities in the portfolio were trading at or above 70 percent of book value at March 31, 2006. Our asset impairment committee continues to monitor the investment portfolio. The current asset impairment policy is discussed in our 2005 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 37.
Other
Other income of the insurance subsidiaries, parent company operations and non-investment operations of CFC Investment Company and CinFin Capital Management Company resulted in $4 million in revenues in the first three months of 2006 and 2005. Losses before income taxes of $14 million in the first three months of 2006 and 2005 were primarily due to $13 million each year in interest expense from debt of the parent company.
Taxes
Income tax expense was $282 million in the first three months of 2006 compared with $51 million in the comparable prior period. The effective tax rate for the first three months of 2006 was 33.8 percent compared with 26.3 percent in the comparable prior period. The sale of our ALLTEL common stock holdings in the first three months of 2006, which generated a $647 million pretax gain, was the primary reason for the higher effective tax rate. Growth in the tax-exempt municipal bond portfolio and higher investment income from dividends also contributed to the change in effective tax rate.
We pursue a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. Details regarding our effective tax rate are found in our 2005 Annual Report on Form 10-K, Item 8, Note 10 to the Consolidated Financial Statements, Page 93.
Liquidity and Capital Resources
We had shareholders’ equity of $6.204 billion at March 31, 2006, compared with $6.086 billion at year-end 2005. Total debt was unchanged at $791 million.
Sources Of Liquidity
Subsidiary Dividends
Our insurance subsidiary declared dividends to the parent company of $125 million in both the first three months of both 2006 and 2005. State of Ohio regulatory requirements restrict the dividends insurance subsidiaries can pay. During 2006, total dividends that our lead insurance subsidiary can pay to our parent company without regulatory approval are approximately $517 million.
Insurance Underwriting
Our property casualty and life insurance operations provide liquidity because premiums generally are received before losses are paid under the policies purchased with those premiums. After satisfying our cash requirements, excess cash flows are used for investment, increasing future investment income.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2006	33

This table shows a summary of cash flow of the insurance subsidiary (direct method):

	Three months ended March 31,
(In millions)	2006	2005
Premiums collected	$819	$785
Loss and loss expenses paid	(439)	(421)
Commissions and other underwriting expenses paid	(330)	(311)

Insurance subsidiary cash flow from underwriting	50	53
Investment income received	120	104

Insurance subsidiary operating cash flow	$170	$157

After paying claims and operating expenses, cash flows from underwriting for the first three months of 2006 were down slightly from the comparable prior period. We discuss our future obligations for claims payments in our 2005 Annual Report on Form 10-K, Contractual Obligations, Page 59, and our future obligations for underwriting expenses in Commissions and Other Underwriting Expenses, Page 35. Based on our outlook for commercial lines, personal lines and life insurance, we believe that cash flows from underwriting could decline in 2006. A lower level of cash flow available for investment could lead to reduced potential for increases in future investment income and capital gains.
Investing Activities
Investment income is a primary source of liquidity for both the parent company and insurance subsidiary. Realized gains also can provide liquidity, although we follow a buy-and-hold investment philosophy seeking to compound cash flows over the long-term. During the first three months of 2006, we disposed of investments as follows:
•	Fixed maturities — Including calls, maturities and sales, fixed-maturity dispositions were approximately $119 million.

•	Equity securities — Total equity security sales were $827 million. We sold the remaining 12,700,164 shares of our ALLTEL common stock holding, generating proceeds of $764 million. (We sold 475,000 shares of our ALLTEL holding in the fourth quarter of 2005.)
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
Capital Resources
At March 31, 2006, our debt-to-capital ratio was 11.3 percent. We had $791 million of long-term debt and no borrowings on our short-term lines of credit. We generally have minimized our reliance on debt financing although we may utilize lines of credit to fund short-term cash needs. In the second quarter of 2006, CFC Investment Company, our commercial leasing and financing subsidiary, intends to replace $49 million of intercompany debt in May 2006 with borrowings against one of our short-term lines of credit. The additional borrowing would raise our consolidated debt-to-capital ratio to approximately 11.9 percent.
We provide details of our three long-term notes in our 2005 Annual Report on Form 10-K, Item 8, Note 7 of the Consolidated Financial Statements, Page 91. None of the notes are encumbered by rating triggers. As of May 3 2006, our senior debt issues were rated aa- by A.M. Best, A+ by Fitch, A2 by Moody’s and A by Standard & Poor’s. At March 31, 2006, we had two lines of credit totaling $125 million with no outstanding balance.
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

Cincinnati Financial Corporation
34	Form 10-Q for the quarter ended March 31, 2006

Uses of Liquidity
Our parent company and insurance subsidiary have contractual and other obligations. In addition, one of our primary uses of cash is to enhance shareholder return.
Contractual Obligations
In our 2005 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 59, we estimated our future contractual obligations as of December 31, 2005. During the first three months of 2006, there were no material changes to those estimates.
Commissions and Other Underwriting Expenses
In addition to our contractual obligations, our insurance operations use cash for commission and other underwriting expenses.
As discussed above, commissions and other underwriting expenses paid rose in the first three months of 2006, reflecting the operating expense trends we discuss in the Commercial Lines and Personal Lines Insurance Results of Operations, Page 21 and Page 27. Commission payments also include contingent, or profit-sharing, commissions, which are paid to agencies using a formula that takes into account agency profitability and other factors, such as prompt monthly payment of amounts due to the company. Commission payments generally track with written premiums. Contingent commission payments for 2006, which will be made in early 2007, will be partially influenced by the excellent profitability generated in 2005 and 2004.
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
In addition to contractual obligations for hardware and software, we anticipate investing approximately $16 million in key technology initiatives in 2006, including spending for the development and rollout of our commercial lines policy processing systems that we discuss in our 2005 Annual Report on Form 10-K, Item 1, Technology Solutions, Page 4. These activities are conducted at our discretion and we have no material contractual obligations for activities planned as part of these projects.
Investing Activities
Excess cash flows from underwriting, investment and other corporate activities are invested in fixed-maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. See our 2005 Annual Report on Form 10-K, Item 1, Investments Segment, Page 15, for a discussion of our investment strategy, portfolio allocation and quality.
We have long favored investing in equities securities, along with a proper balance of fixed maturity investments, to achieve growth in both investment income and book value. We will attempt to maintain equity investment consistent with both this approach and various regulatory parameters.
In the first three months of 2006, our investment department allocated a portion of available cash flow from operations and the $558 million in total after-tax proceeds from the ALLTEL common stock sale to common stock investments. Common stock investments equaled approximately 80 percent of the ALLTEL after-tax proceeds. We also purchased a variety of fixed maturity investments, including preferred securities.
Uses of Capital
Uses of cash to enhance shareholder return include:
•	Dividends to shareholders — In February 2006, the board of directors authorized a 9.8 percent increase in the regular quarterly cash dividend to an indicated annual rate of $1.34 per share. During the first three months of 2006, $53 million was used for dividends to shareholders.

•	Common stock repurchase -During the first three months of 2006, we used $81 million to repurchase 1.85 million shares of our common stock at an average price of $44.01. The details of the 2006 repurchase activity are described in Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, Page 41.

In 2005, the board authorized a 10 million share repurchase program to replace a program authorized in 1999. At March 31, 2006, 7.6 million shares remained authorized for repurchase under the 2005 program. We do not adjust number of shares repurchased and average price per repurchased share for stock dividends.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2006	35

Property Casualty Insurance Reserves
Commercial Lines Insurance Segment Reserves
For the business lines in the commercial lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves. The rise in total gross reserves for our commercial business lines largely was related to our growth as well as normal loss cost inflation. Commercial property reserve growth also was related to higher catastrophe losses in the first quarter of 2006 compared with the fourth quarter of 2005. Note that other commercial shows significant total gross reserves for claims that primarily relate to our participation in USAIG prior to 2003. However, we cede virtually all of those reserves back to USAIG, resulting in very small net reserves for the other commercial line of business.

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total
At March 31, 2006
Commercial property	$161	$36	$38	$235	7.2%
Commercial casualty	714	424	396	1,534	47.2
Specialty packages	70	0	12	82	2.5
Commercial auto	259	56	66	381	11.7
Workers’ compensation	289	335	81	705	21.7
Surety and executive risk	37	0	33	70	2.1
Other commercial	177	33	36	246	7.6

Total	$1,707	$884	$662	$3,253	100.0%

At December 31, 2005
Commercial property	$137	$43	$36	$216	6.8%
Commercial casualty	678	418	386	1,482	46.7
Specialty packages	64	0	12	76	2.4
Commercial auto	268	56	65	389	12.2
Workers’ compensation	283	333	79	695	21.9
Surety and executive risk	36	0	32	68	2.1
Other commercial	178	32	37	247	7.9

Total	$1,644	$882	$647	$3,173	100.0%

Personal Lines Insurance Segment Reserves
For the business lines in the personal lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves. Total gross reserves were down slightly from year-end 2005 despite higher catastrophe losses due to a lower policy count.

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total
At March 31, 2006
Personal auto	$167	$5	$34	$206	46.7%
Homeowners	70	15	18	103	23.3
Other personal	52	68	12	132	30.0

Total	$289	$88	$64	$441	100.0%

At December 31, 2005
Personal auto	$175	$4	$34	$213	47.1%
Homeowners	70	21	18	109	24.0
Other personal	55	67	12	134	28.9

Total	$300	$92	$64	$456	100.0%

Life Insurance Reserves
Gross life policy reserves were $1.352 billion at March 31, 2006, compared with $1.343 billion at year-end 2005. We establish reserves for traditional life insurance policies based on expected expenses, mortality, morbidity, withdrawal rates and investment yields, including a provision for uncertainty. Once these assumptions are established, they generally are maintained throughout the lives of the contracts. We use both our own experience and industry experience adjusted for historical trends in arriving at our assumptions for expected mortality, morbidity and withdrawal rates. We use our own experience and historical trends for setting our assumptions for expected expenses. We base our assumptions for expected investment income on our own experience adjusted for current economic conditions.
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

Cincinnati Financial Corporation
36	Form 10-Q for the quarter ended March 31, 2006

Other Matters
Significant Accounting Policies
Our significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements in the company’s 2005 Annual Report on Form 10-K and updated in Note 1 to the Condensed Consolidated Financial Statements beginning on Page 7.
In conjunction with those discussions, in the Management’s Discussion and Analysis in the 2005 Annual Report on Form 10-K, management reviewed the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discussed the development and selection of those accounting estimates with the audit committee of the board of directors.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for a decrease in value resulting from broad yet uncontrollable forces such as inflation, economic growth, interest rates, world political conditions or other widespread unpredictable events. It is comprised of many individual risks that, when combined, create a macroeconomic impact. The company’s view of potential risks and its sensitivity to such risks is discussed in the 2005 Annual Report on Form 10-K.
The fair value (market value) of our investment portfolio was $12.925 billion and $12.657 billion at March 31, 2006, and December 31, 2005, respectively.

	At March 31,		At December 31,
	2006		2005
(In millions)	Book value	Fair value	Book value	Fair value
Taxable fixed maturities	$3,368	$3,373	$3,304	$3,359
Tax-exempt fixed maturities	2,261	2,267	2,083	2,117
Common equities	2,236	6,785	1,961	6,936
Preferred equities	206	212	167	170
Short-term investments	288	288	75	75

Total	$8,359	$12,925	$7,590	$12,657

The ratio of investment assets to total assets for the parent company was 32.4 percent at March 31, 2006, compared with 33.9 percent at year-end 2005.
Fixed-Maturity Investments
By allocating a significant portion of investment cash flows to the fixed income portfolio over the longer-term, we believe we enhance portfolio stability and diversity. Compared with common stocks, fixed-income investments generally are less volatile and provide a more consistent income stream. Overall credit risk is reduced by diversifying the fixed-income portfolio among approximately 1,810 securities.
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
We measure modified duration and duration to worst. The table below summarizes the effect of hypothetical changes in interest rates on the fixed-maturity portfolio under both duration scenarios:

		Modified duration		Duration to worst
	Fair value	100 basis	100 basis	100 basis	100 basis
	of fixed	point	point	point	point
	maturity	spread	spread	spread	spread
(In millions)	portfolio	decrease	increase	decrease	increase
At March 31, 2006	$5,640	$6,035	$5,245	$5,981	$5,299

At December 31, 2005	5,476	5,868	5,084	5,779	5,173

Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2006	37

The modified duration of our bond portfolio is currently 6.9 years and the modified duration of the redeemable preferred portfolio is currently 12.5 years. A 100 basis-point movement in interest rates would result in an approximately 7.0 percent change in the market value of the combined portfolios. Generally speaking, the higher a bond’s rating, the more directly correlated movements in its market value will be to changes in the general level of interest rates. Therefore, the municipal bond portfolio is more likely to respond to a changing interest rate scenario. Our U.S. agency paper portfolio, because it generally has very little call protection, has a low duration and would not be expected to be as responsive to rate movements. Lower investment grade and high-yield corporate bond values are driven by credit spreads, as well as their durations, in response to interest rate movements.
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
Equity Investments
We believe our equity investment style — centered on companies that pay and increase dividends to shareholders — is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. We believe that the continued payment of cash dividends by the issuers of the common equities we hold also should provide a floor to their valuation.
At March 31, 2006, we held 13 individual equity positions valued at approximately $100 million or above. These equity positions accounted for approximately 94.1 percent of the unrealized appreciation of the entire portfolio.

	As of and for the quarter ended March 31, 2006
				Earned
	Actual	Fair	Percent of	dividend
(Dollars in millions)	cost	value	fair value	income
Fifth Third Bancorp	$283	$2,865	42.2%	$28
ExxonMobil Corporation	133	545	8.0	3
The Procter & Gamble Company	175	403	5.9	2
National City Corporation	171	342	5.0	4
PNC Financial Services Group, Inc.	62	317	4.7	2
Wyeth	62	215	3.2	1
AllianceBernstein Holding L.P.	53	210	3.1	3
Johnson & Johnson	190	209	3.1	1
U.S. Bancorp	137	201	3.0	2
Wells Fargo & Company	97	173	2.5	1
Piedmont Natural Gas Company, Inc.	64	135	2.0	1
FirstMerit Corporation	54	132	1.9	1
Sky Financial Group, Inc.	91	124	1.8	1
All other common stock holdings	664	914	13.6	7

Total	$2,236	$6,785	100.0%	$57

Our investments are heavily weighted toward the financials sector, which represented 69.4 percent of the total fair value of the common stock portfolio at March 31, 2006. Financials sector investments typically underperform the overall market during periods when interest rates are expected to rise. We historically have seen these types of short-term fluctuations in market value of its holdings as potential buying opportunities but are cognizant that a prolonged downturn in this sector could create a long-term negative effect on the portfolio.
Over the longer term, our objective is for the performance of our equity portfolio to exceed that of the broader market. Over the five years ended March 31, 2006, the compound annual total return on our equity portfolio was 2.1 percent compared with a compound annual total return of 4.0 percent for the Standard & Poor’s 500 Index, a common benchmark of market performance. Our equity portfolio

38	Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2006

underperformed the market for that period because of the decline in the market value of our holdings of Fifth Third common stock over the past five years. In the first three months of 2006, our equity portfolio’s total return of 4.2 percent equaled that of the Index.

Fifth Third Bancorp Holding
The after-tax unrealized gain on our Fifth Third common stock holding accounted for 27.1 percent of our shareholders’ equity at March 31, 2006, and dividends earned from our Fifth Third investment were 20.0 percent of our investment income in the first three months of 2006.

	Three months ended March 31,
(In millions except market price data)	2006	2005
Fifth Third Bancorp common stock holding:
Dividends earned	$28	$26
Percent of total investment income	20.0%	20.1%

	At March 31,	At December 31,
	2006	2005
Shares held	73	73
Closing market price of Fifth Third	$39.36	$37.72
Book value of holding	283	283
Fair value of holding	2,865	2,745
After-tax unrealized gain	1,678	1,600

Market value as a percent of total equity investments	40.9%	38.6%
Market value as a percent of invested assets	21.5	21.6
Market value as a percent of total shareholders’ equity	46.2	45.1
After-tax unrealized gain as a percent of total shareholders’ equity	27.1	26.3
Based on the number of shares of Fifth Third that we owned at March 31, 2006, a 10 percent change in their currently stated quarterly dividend on an annual basis would result in an $11 million change in our pretax investment income.
Every $1.00 change in the market price of Fifth Third’s common stock has approximately a 27 cent impact on our book value per share. A 20 percent change in the market price of Fifth Third’s common stock from its March 31, 2006, closing price would result in a $573 million change in assets and a $372 million change in after-tax unrealized gains.
Unrealized Investment Gains and Losses
At March 31, 2006, unrealized investment gains before taxes totaled $4.682 billion and unrealized investment losses in the investment portfolio amounted to $116 million.
Unrealized Investment Gains
The unrealized gains at March 31, 2006, were due to long-term gains from our holdings of Fifth Third common stock, which contributed 56.5 percent of the gain, and from our other common stock holdings, including ExxonMobil Corporation, The Procter & Gamble Company and PNC Financial Services Group, which each contributed at least 5 percent of the gain.
Reflecting our long-term investment philosophy, of the 901 securities trading at or above book value at March 31, 2005, 725 or 80.5 percent, have shown unrealized gains for more than 24 months.
Unrealized Investment Losses — Potential Other-than-temporary Impairments
At March 31, 2006, 997 of the 1,898 securities we owned were trading below 100 percent of book value compared with 732 of the 1,814 securities we owned at December 31, 2005. We deem the risk related to securities trading between 70 percent and 100 percent of book value to be relatively minor and at least partially offset by the earned income potential of these investments.
•	983 of these holdings were trading between 90 percent and 100 percent of book value. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 983 securities was $3.600 billion at March 31, 2006, and they accounted for $106 million in unrealized losses.

•	14 of these holdings were trading between 70 percent and 90 percent of book value at March 31, 2006. The fair value of these holdings was $54 million, and they accounted for the remaining $10 million in unrealized losses. These holdings are being monitored for credit- and industry-related risk factors. Of these securities, five are bonds or convertible preferred stocks for financial services issuers, three are for auto industry-related issuers and two are for media-related issuers. These ten securities accounted for

Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2006	39

$43 million of the fair value of holdings trading below 90 percent of book value. The remaining four are smaller positions in a variety of industries.

•	No holdings were trading below 70 percent of book value at March 31, 2006.
The following table summarizes the investment portfolio by period of time:

	Number			Gross	Gross
	of			unrealized	investment
(Dollars in millions)	issues	Book value	Fair value	gain/loss	income

At March 31, 2006
Portfolio summary:
Trading below 70% of book value	0	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	997	3,770	3,654	(116)	40
Trading at 100% and above of book value	901	4,589	9,271	4,682	95
Securities sold in current year	0	0	0	0	1

Total	1,898	$8,359	$12,925	$4,566	$136

At December 31, 2005
Portfolio summary:
Trading below 70% of book value	2	$12	$8	$(4)	$1
Trading at 70% to less than 100% of book value	730	2,894	2,820	(74)	118
Trading at 100% and above of book value	1,082	4,684	9,829	5,145	387
Securities sold in current year	0	0	0	0	18

Total	1,814	$7,590	$12,657	$5,067	$524

The following table summarizes the investment portfolio:

	6 Months or less		> 6 - 12 Months		> 12 - 24 Months		> 24 - 36 Months
	Number	Gross	Number	Gross	Number	Gross	Number	Gross
	of	unrealized	of	unrealized	of	unrealized	of	unrealized
(Dollars in millions)	issues	gain/loss	issues	gain/loss	issues	gain/loss	issues	gain/loss

Taxable fixed maturities:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	139	(16)	131	(30)	84	(28)	10	(5)
Trading at 100% and above of book value	30	3	5	0	17	4	319	77

Total	169	(13)	136	(30)	101	(24)	329	72

Tax-exempt fixed maturities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	247	(5)	307	(17)	46	(5)	19	(2)
Trading at 100% and above of book value	27	0	7	0	54	1	371	34

Total	274	(5)	314	(17)	100	(4)	390	32

Common equities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	4	(3)	0	0	2	(3)	0	0
Trading at 100% and above of book value	4	161	2	4	3	5	33	4,384

Total	8	158	2	4	5	2	33	4,384

Preferred equities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	5	0	2	(1)	0	0	1	(1)
Trading at 100% and above of book value	15	2	5	1	3	0	2	6

Total	20	2	7	0	3	0	3	5

Short-term investments:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	0	0	0	0	0	0	0	0
Trading at 100% and above of book value	4	0	0	0	0	0	0	0

Total	4	0	0	0	0	0	0	0

Summary:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	395	(24)	440	(48)	132	(36)	30	(8)
Trading at 100% and above of book value	80	166	19	5	77	10	725	4,501

Total	475	$142	459	$(43)	209	$(26)	755	$4,493

Cincinnati Financial Corporation
40	Form 10-Q for the quarter ended March 31, 2006

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures — The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
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
Changes in Internal Control over Financial Reporting — During the three months ended March 31, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
Neither the company nor any of its subsidiaries is involved in any material litigation other than ordinary, routine litigation incidental to the nature of its business.
Item 1A. Risk Factors
There have been no material changes to our risk factors since our 2005 Annual Report on Form 10-K was filed on March 10, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The board of directors has authorized share repurchase programs (see the 2005 Annual Report on Form 10-K, Cash Flow, for information on the historic programs). In the first three months of 2006, repurchases were made as follows:

			Total number of	Maximum number of
			shares purchased as	shares that may yet
			part of publicly	be purchased under
	Total number of	Average price	announced plans or	the plans or
Month	shares purchased	paid per share	programs	programs
January 1 -31, 2006	0	$0.00	0	9,466,035
February 1-28, 2006	537,322	44.12	537,322	8,928,713
March 1-31, 2006	1,312,678	43.96	1,312,678	7,616,035
Totals	1,850,000	44.01	1,850,000

1.	Shares and share prices on this table are not adjusted for stock dividends.

2.	The current repurchase program was announced on August 19, 2005, and became effective on September 1, 2005. It replaced a program which had been in effect since 1999.

3.	The share amount approved for repurchase in 1999 was 17 million shares.

4.	The repurchase program has no expiration date.

5.	No repurchase program has expired during the period covered by the above table, but the 1999 program was superseded by the 2005 program and no further repurchases will occur under the 1999 program.

6.	The share amount approved for repurchase under the 2005 program is 10 million shares. At the time the 1999 program was replaced by the 2005 program, it had 2,739,942 shares remaining. All of the repurchases reported in the table above were repurchased under the 2005 program.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2006	41

Item 3. Defaults upon Senior Securities
The company has not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Cincinnati Financial Corporation
42	Form 10-Q for the quarter ended March 31, 2006

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1A	Amended Articles of Incorporation of Cincinnati Financial Corporation (1)

3.1B	Amendment to Article Fourth of Amended Articles of Incorporation of Cincinnati Financial Corporation (2)

3.2	Regulations of Cincinnati Financial Corporation (3)

4.1	Indenture with The Bank of New York Trust Company (4)

4.2	Supplemental Indenture with The Bank of New York Trust Company (4)

4.3	Second Supplemental Indenture with The Bank of New York Trust Company (5)

4.4	Form of 6.125% Exchange Note Due 2034 (included in Exhibit 4.2)

4.5	Form of 6.92% Debentures Due 2028 (included in Exhibit 4.3)

4.6	Indenture with the First National Bank of Chicago (subsequently assigned to The Bank of New York Trust Company (6)

4.7	Form of 6.90% Debentures Due 2028 (included in Exhibit 4.6)

10.1	Agreement with Messer Construction (7)

10.2	Stock Repurchase Agreement dated November 12, 2004 with Robert C. Schiff, Trustee, Robert C. Schiff Revocable Trust (7)

10.3	Purchase Agreement with J.P. Morgan Securities Inc. and UBS Securities LLC (8)

10.4	2003 Non-Employee Directors’ Stock Plan (9)

10.5	Cincinnati Financial Corporation Stock Option Plan No. V (10)

10.6	Cincinnati Financial Corporation Stock Option Plan No. VI (11)

10.7	Cincinnati Financial Corporation Stock Option Plan No. VII (12)

10.8	Standard Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. V (7)

10.9	Standard Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. VI (7)

10.10	Standard Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. VII (7)

10.11	Cincinnati Financial Corporation Stock Option Plan No. VIII (9)

10.12	Registration Rights Agreement with J.P. Morgan Securities Inc. and UBS Securities LLC (4)

10.13	Form of Dealer Manager Agreement between Cincinnati Financial and UBS Securities LLC (13)

10.14	Standard Form of Incentive Stock Option Agreement for Stock Option Plan VIII (14)

10.15	Standard Form of Nonqualified Stock Option Agreement for Stock Option Plan VIII (15)

10.16	Standard Form of Combined Incentive/Nonqualified Stock Option for Stock Option Plan VI (16)

10.17	364-Day Credit Agreement by and among Cincinnati Financial Corporation and CFC Investment Company, as Borrowers, and Fifth Third Bank, as Lender (17)

10.18	Director and Named Executive Officer Compensation Summary (18)

10.19	Executive Compensation Plan (19)

11	Statement re: Computation of per share earnings for the three months ended March 31, 2006 and 2005, contained in Exhibit 11 of this report, Page 45

14	Cincinnati Financial Corporation Code of Ethics for Senior Financial Officers (20)

21	Cincinnati Financial Corporation Subsidiaries contained in the 2005 Annual Report on Form 10-K, Part I, Item 1, Page 1

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 — Chief Executive Officer, Page 46

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 — Chief Financial Officer, Page 47

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, Page 48

(1)	Incorporated by reference to the company’s 1999 Annual Report on Form 10-K dated March 23, 2000 (File No. 000-04604).

(2)	Incorporated by reference to Exhibit 3(i) filed with the company’s Current Report on Form 8-K dated July 15, 2005.

(3)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 2, 1992, Exhibit 2 (File No. 000-04604).

(4)	Incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034.

(5)	Incorporated by reference to the company’s Current Report on Form 8-K dated May 9, 2005, filed with respect to the completion of the company’s exchange offer and rescission offer for its 6.90% senior debentures due 2028.

(6)	Incorporated by reference to the company’s registration statement on Form S-3 effective May 22, 1998 (File No. 333-51677).

(7)	Incorporated by reference to the company’s 2004 Annual Report on Form 10-K dated March 11, 2005.

(8)	Incorporated by reference to the company’s Current Report on Form 8-K dated November 1, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034.

(9)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 21, 2005.

(10)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 2, 1996 (File No. 000-04604).

(11)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 1, 1999 (File No. 000-04604).

(12)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 8, 2002.

(13)	Incorporated by reference to the company’s Registration Statement on Form S-4 filed March 21, 2005 (File No. 333-123471).

(14)	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated July 15, 2005.

(15)	Incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated July 15, 2005.

(16)	Incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated July 15, 2005.

(17)	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated May 31, 2005.

(18)	Incorporated by reference to the company’s Definitive Proxy Statement to be filed no later than April 14, 2006.

(19)	Incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated November 23, 2005.

(20)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 18, 2004.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2006	43

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CINCINNATI FINANCIAL CORPORATION
Date: May 3, 2006

/s/ Kenneth W. Stecher

Kenneth W. Stecher
Chief Financial Officer and Senior Vice President, Secretary, Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation
44	Form 10-Q for the quarter ended March 31, 2006