Form 10-Q
period 2006-06-30
CINCINNATI FINANCIAL CORP
filed 2006-08-02
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2006.

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
☐ Yes ☑ No
As of July 25, 2006, there were 173,224,905 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

Part I — Financial Information
Item 1. Financial Statements
Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions except per share data)	June 30,	December 31,
	2006	2005

	(unaudited)
ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2006—$5,700; 2005—$5,387)	$5,629	$5,476
Equity securities, at fair value (cost: 2006—$2,533; 2005—$2,128)	6,830	7,106
Short-term investments, at fair value (cost: 2005—$75)	0	75
Other invested assets	55	45
Cash and cash equivalents	203	119
Securities lending collateral	898	0
Investment income receivable	118	117
Finance receivable	106	105
Premiums receivable	1,192	1,116
Reinsurance receivable	691	681
Prepaid reinsurance premiums	13	14
Deferred policy acquisition costs	460	429
Land, building and equipment, net, for company use (accumulated depreciation:
2006—$246; 2005—$232)	184	168
Other assets	76	66
Separate accounts	481	486

Total assets	$16,936	$16,003

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$3,796	$3,661
Life policy reserves	1,372	1,343
Unearned premiums	1,634	1,559
Securities lending payable	898	0
Other liabilities	547	455
Deferred income tax	1,303	1,622
Notes payable	49	0
6.125% senior notes due 2034	371	371
6.9% senior debentures due 2028	28	28
6.92% senior debenture due 2028	392	392
Separate accounts	481	486

Total liabilities	10,871	9,917

SHAREHOLDERS’ EQUITY
Common stock, par value-$2 per share; authorized: 2006-500 million shares, 2005- 500 million shares; issued: 2006-195 million shares, 2005-194 million shares	391	389
Paid-in capital	997	969
Retained earnings	2,656	2,088
Accumulated other comprehensive income—unrealized gains on investments	2,753	3,284
Treasury stock at cost (2006—22 million shares, 2005—20 million shares)	(732)	(644)

Total shareholders’ equity	6,065	6,086

Total liabilities and shareholders’ equity	$16,936	$16,003

Accompanying notes are an integral part of this statement.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Income

(In millions except per share data)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

	(unaudited)		(unaudited)
REVENUES
Earned premiums
Property casualty	$793	$765	$1,571	$1,518
Life	29	29	56	53
Investment income, net of expenses	143	129	281	256
Realized investment gains and losses	11	13	671	22
Other income	5	4	9	7

Total revenues	981	940	2,588	1,856

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	546	461	1,047	942
Commissions	156	166	322	316
Other operating expenses	79	72	159	139
Taxes, licenses and fees	14	18	39	35
Increase in deferred policy acquisition costs	(7)	(7)	(22)	(18)
Interest expense	13	13	26	26
Other expenses	5	2	8	6

Total benefits and expenses	806	725	1,579	1,446

INCOME BEFORE INCOME TAXES	175	215	1,009	410

PROVISION (BENEFIT) FOR INCOME TAXES
Current	48	57	340	107
Deferred	(5)	0	(15)	1

Total provision for income taxes	43	57	325	108

NET INCOME	$132	$158	$684	$302

PER COMMON SHARE
Net income—basic	$0.77	$0.90	$3.94	$1.72
Net income—diluted	$0.76	$0.89	$3.90	$1.70

Accompanying notes are an integral part of this statement.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Shareholders’ Equity

(In millions)	Six months ended June 30,
	2006	2005

	(unaudited)
COMMON STOCK — NUMBER OF SHARES
Beginning of year	174	167
5% stock dividend	0	9
Stock options exercised	1	0
Purchase of treasury shares	(2)	(1)

End of period	173	175

COMMON STOCK
Beginning of year	$389	$370
5% stock dividend	0	19
Stock options exercised	2	0

End of period	391	389

PAID-IN CAPITAL
Beginning of year	969	618
5% stock dividend	0	341
Stock options exercised	17	5
Share-based compensation	11	0

End of period	997	964

RETAINED EARNINGS
Beginning of year	2,088	2,057
Net income	684	302
5% stock dividend	0	(360)
Dividends declared	(116)	(105)

End of period	2,656	1,894

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	3,284	3,787
Change in accumulated other comprehensive income, net	(531)	(282)

End of period	2,753	3,505

TREASURY STOCK
Beginning of year	(644)	(583)
Purchase	(88)	(39)
Reissued for stock options	0	2

End of period	(732)	(620)

Total shareholders’ equity	$6,065	$6,132

COMPREHENSIVE INCOME
Net income	$684	$302
Change in accumulated other comprehensive income, net	(531)	(282)

Total comprehensive income	$153	$20

Accompanying notes are an integral part of this statement.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Cash Flows

(In millions)	Six months ended June 30,
	2006	2005

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$684	$302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	16	14
Share-based compensation expense	11	0
Realized (gains) on investments	(671)	(22)
Interest credited to contract holders	14	14
Changes in:
Investment income receivable	1	(6)
Premiums and reinsurance receivable	(85)	(75)
Deferred policy acquisition costs	(22)	(19)
Other assets	(11)	(4)
Loss and loss expense reserves	135	59
Life policy reserves	28	53
Unearned premiums	75	71
Other liabilities	(15)	(43)
Deferred income tax	(15)	1
Current income tax	94	(13)

Net cash provided by operating activities	239	332

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities investments	68	123
Call or maturity of fixed maturities investments	148	321
Sale of equity securities investments	835	45
Collection of finance receivables	18	17
Purchase of fixed maturities investments	(510)	(828)
Purchase of equity securities investments	(585)	(56)
Change in short-term investments, net	79	63
Investment in buildings and equipment, net	(28)	(23)
Investment in finance receivables	(21)	(18)
Change in other invested assets, net	(10)	(4)
Change in securities lending collateral	(898)	0

Net cash used in investing activities	(904)	(360)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(112)	(98)
Purchase/issuance of treasury shares	(88)	(37)
Increase (decrease) in notes payable	49	0
Proceeds from stock options exercised	17	5
Contract holder funds deposited	19	47
Contract holder funds withdrawn	(35)	(23)
Change in securities lending payable	898	0
Other	1	0

Net cash provided by (used in) financing activities	749	(106)

Net increase (decrease) in cash and cash equivalents	84	(134)
Cash and cash equivalents at beginning of period	119	306

Cash and cash equivalents at end of period	$203	$172

Supplemental disclosures of cash flow information:
Interest paid	$26	$26
Income taxes paid	248	120
Non-Cash activities
Conversion of fixed maturity to equity security and fixed maturity investments	$0	$25
Equipment acquired with capital lease obligations	7	0

Accompanying notes are an integral part of this statement.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

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
Our June 30, 2006, condensed consolidated financial statements are unaudited. We believe that all adjustments, consisting only of normal recurring accruals, necessary for fair presentation have been made. The results of operations for interim periods are not necessarily an indication of results to be expected for the full year.
Investments
Fixed maturities (bonds and redeemable preferred stocks) and equity securities (common and non-redeemable preferred stocks) have been classified as available for sale and are stated at fair values at June 30, 2006, and December 31, 2005. Short-term investments (primarily commercial paper and notes) are classified as available for sale and recorded at amortized cost, which approximates fair value, at December 31, 2005. We had no short-term investments at June 30, 2006.
At June 30, 2006, unrealized investment gains before taxes totaled $4.413 billion and unrealized investment losses in the investment portfolio amounted to $187 million. The unrealized gains at June 30, 2006, primarily were due to long-term gains from our holdings of Fifth Third Bancorp (Nasdaq:FITB) common stock, which contributed 56.8 percent of the gain, and from our other common stock holdings, including ExxonMobil Corporation (NYSE:XOM), The Procter & Gamble Company (NYSE:PG) and PNC Financial Services Group (NYSE:PNC), which each contributed at least 5 percent of the gain. The change in unrealized gains and losses on investments, net of taxes, described in the following table, is included in shareholders’ equity as accumulated other comprehensive income.
The change in fixed maturities unrealized gains and losses for the three and six months ended June 30, 2006 and 2005, was due primarily to interest-rate driven fair value fluctuations in the fixed-maturity portfolio.
The change in equity securities unrealized gains for the three months ended June 30, 2006, was primarily due the decline in Fifth Third’s market value since March 31, 2006. The change in equity securities unrealized gains for the six months ended June 30, 2006, was primarily due to the sale of our holdings of ALLTEL Corporation (NYSE:AT) common stock, which was completed in January 2006. The change in equity securities unrealized gains and losses for the three months ended June 30, 2005, was due to increases in the market value of other equity holdings offsetting the decline in Fifth Third’s market value since March 31, 2005. The change for the six months ended June 30, 2005, was due primarily to the decline in Fifth Third’s market value.

(In millions)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Change in unrealized investment gains and losses summarized by investment category:
Fixed maturities	$(82)	$70	$(160)	$(53)
Equity securities	(258)	13	(681)	(387)
Adjustment to deferred acquisition costs and life policy reserves	3	(3)	6	1
Other	0	(1)	1	5
Income taxes on above	118	(28)	303	152

Total	$(219)	$51	$(531)	$(282)

Realized gains and losses on investments are recognized in net income on a specific identification basis. See our 2005 Annual Report on Form 10-K, Investments Segment, Page 15, for additional discussion of the investment portfolio. Other-than-temporary declines in the fair value of investments are recognized in net income as realized investment losses at the time when facts and circumstances indicate such write-downs are warranted. In the three months ended June 30, 2006, we recorded no other-than-temporarily impairment charges and in the six months ended June 30, 2006, we recorded $1 million in other-than-temporary impairment charges. In the comparable 2005 periods, we recorded no other-than-temporary impairment charges.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

Reinsurance
In the accompanying condensed consolidated statements of income, property casualty earned premiums and insurance losses consisted of the following:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Direct earned premiums	$824	$801	$1,634	$1,588
Assumed earned premiums	4	7	10	14
Ceded earned premiums	(35)	(43)	(73)	(84)

Net earned premiums	$793	$765	$1,571	$1,518

Direct incurred loss and loss expenses	$544	$449	$1,034	$947
Assumed incurred loss and loss expenses	3	6	7	12
Ceded incurred loss and loss expenses	(28)	(19)	(51)	(65)

Net incurred loss and loss expenses	$519	$436	$990	$894

Ceded earned premiums declined in the three and six months ended June 30, 2006, because of the change in our reinsurance programs. Direct losses and policyholder benefits rose primarily because of a higher level of catastrophe losses in the three and six months ended June 30, 2006. Ceded incurred loss and loss expenses increased for the three months ended June 30, 2006, because of an increase in losses that exceeded the higher retention on our working treaties as well as the higher retention on our property catastrophe treaty. For the six months, ceded incurred loss and loss expenses declined because we had fewer losses that exceeded the higher retention on our working treaties as well as the higher retention on our property catastrophe treaty.
Securities Lending Program
During the first quarter of 2006, we began actively participating in a securities lending program under which certain fixed maturities from our investment portfolio are loaned to other institutions for short periods of time. We require collateral in excess of the market value of the loaned securities. The collateral is invested in accordance with our guidelines in high-quality, short-duration instruments to generate additional investment income. The market value of the loaned securities is monitored on a daily basis and additional collateral is added or refunded as the market value of the loaned securities changes. The securities lending collateral is recognized as an asset with a corresponding liability for the obligation to return the collateral.
We maintain the right and ability to redeem the securities loaned on short notice and continue to earn interest on the securities. We maintain effective control over the securities that we have loaned. The securities we have loaned are classified as invested assets in our consolidated balance sheet and the collateral is classified as securities lending collateral. At June 30, 2006, we had fixed maturities with a market value of $880 million on loan, with collateral held of $898 million. Interest income on collateral, net of fees, was $152,000 and $275,000 in the three and six months ended June 30, 2006.
Share-based Compensation
We grant qualified and non-qualified stock options (share-based compensation) under our plans. These stock options are granted to associates at prices that are not less than market price at the date of grant and that are exercisable over 10-year periods. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by the Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Income for the year ended December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method.
As a result of adopting SFAS No. 123(R) on January 1, 2006, our income before income taxes for the three and six months ended June 30, 2006, was reduced by $4 million and $11 million, respectively. Our net income (after tax) for the three and six months ended June 30, 2006, was reduced by $3 million and $8 million, respectively. Diluted earnings per share for the three and six months ended June 30, 2006, were reduced by 2 cents and 5 cents, respectively. If we had continued to account for stock-based compensation under APB Opinion No. 25, there would have been no effect. The weighted-average grant-date fair value of options granted during the years 2006 and 2005 was $10.09 and $12.49, respectively. The total intrinsic value of options exercised during the periods ended June 30, 2006 and 2005, was $16 million and $5 million, respectively.
Under the modified-prospective-transition method, in the first six months of 2006, we recognized:
•	compensation cost for all stock options granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

•	compensation cost for all non-vested stock options granted prior to January 1, 2006, that vested during the first six months of 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and

•	compensation cost for all non-vested stock options that have nonsubstantive vesting requirements, such as those to associates who are eligible for retirement.
Results for prior periods have not been retrospectively adjusted for SFAS No. 123(R). As of June 30, 2006, we had $21 million of unrecognized total compensation cost related to non-vested stock options. That cost will be recognized over a weighted-average period of 2.0 years, based on the estimated grant date fair value. SFAS No. 123(R) also requires us to classify certain tax benefits related to share-based compensation deductions as cash from financing activities. As of June 30, 2006, these tax benefits totaled $2 million.
In determining the share-based compensation amounts for 2006, the fair value of each option granted in 2006 was estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in the three and six months ended June 30, 2006: dividend yield of 3.22 percent; expected volatility ranging from 20.25 to 27.12 percent; risk-free interest rates ranging from 4.50 to 4.61 percent; and expected lives of five to seven years.
The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock option plans prior to our adoption of SFAS No. 123(R) on January 1, 2006. For purposes of this pro forma disclosure, the value of the options is estimated using a binomial option-pricing model and amortized to expense over the options’ vesting periods.

(In millions except per share data)		Three months ended June 30,	Six months ended June 30,
		2005	2005

Net income	As reported	$158	$302
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		3	7

	Pro forma	$155	$295

Net income per common share—basic	As reported	$0.90	$1.72
	Pro forma	0.88	1.68

Net income per common share—diluted	As reported	$0.89	$1.70
	Pro forma	0.87	1.66

In determining the share-based compensation pro forma amounts, the fair value of each option was estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in the three and six months ended June 30, 2005: dividend yield of 2.70 percent; expected volatility of 25.61 percent; risk-free interest rates 4.62 percent; and expected lives of 10 years.
Here is a summary of our share-based compensation information as of June 30, 2006:

(Dollars in millions, shares in thousands)			Aggregate
		Weighted-average	intrinsic
	Shares	exercise price	value

2006
Outstanding at beginning of year	10,589	$33.70
Granted/reinstated	1,372	45.26
Exercised	(736)	22.47
Forfeited/revoked	(125)	34.77

Outstanding at end of period	11,100	35.86	$119

Options exercisable at end of period	8,371	$33.55	$109
Weighted-average fair value of options granted during the period		10.09

Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

Options outstanding and exerciseable consisted of the following at June 30, 2006:

(Shares in thousands)
	Options outstanding			Options exercisable
		Weighted-average
		remaining	Weighted-average		Weighted-average
Range of excercise prices	Shares	contractual life	exercise price	Shares	exercise price

$17.07 to 19.34	9	0.28yrs	$17.97	9	$17.97
$20.37 to 24.14	201	0.78yrs	20.61	201	20.61
$26.63 to 29.92	1,045	3.52yrs	27.06	1,045	27.06
$30.60 to 35.00	4,771	4.69yrs	32.66	4,770	32.66
$36.17 to 38.87	2,009	5.82yrs	38.47	1,570	38.37
$41.14 to 45.62	3,065	8.41yrs	43.19	776	41.50

Total	11,100	5.74yrs	35.86	8,371	33.55

Pension Plan
The measurement date for the company’s pension plan is December 31. The following summarizes the components of net periodic pension costs:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Service cost	$4	$4	$8	$7
Interest cost	3	3	6	6
Expected return on plan assets	(3)	(3)	(6)	(6)
Amortization	1	0	1	0

Net pension expense	$5	$4	$9	$7

We made no contribution to the pension plan in the first six months of 2006. We plan to contribute $10 million during the third quarter of 2006, as indicated in the 2005 Annual Report on Form 10-K.
Reclassifications
Certain prior-period amounts have been reclassified to conform with the current-period classifications.
Recent Accounting Pronouncements
Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS Statement No. 109
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We currently are assessing the impact of Interpretation No. 48 on our results of operations and financial position.
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
SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133 and SFAS No. 140
In February 2006, FASB issued SFAS No. 155. This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

beginning of an entity’s first fiscal year beginning after September 15, 2006. We currently are assessing the impact of SFAS No. 155 on our results of operations and financial position.
SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts
In October 2005, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, which provides accounting guidance for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Internal replacement contracts are those that are substantially changed from the replaced contract and are accounted for as an extinguishment of the replaced contract. Nonintegrated contract features are accounted for as separately issued contracts. Modifications resulting from the election of a feature or coverage within a contract or from an integrated contract feature generally do not result in an internal replacement contract subject to SOP 05-1 provided certain conditions are met. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We currently are assessing the impact of SOP 05-1 on our results of operations and financial position.
Subsequent Events
In addition to catastrophe losses reported for the first six months of 2006, two Midwestern storms in July are estimated to have caused approximately $7 million in pretax catastrophe losses, which will be included in third-quarter results. This estimate does not take into account any catastrophe activity that may occur in the remainder of the third quarter of 2006 or potential development from events in prior periods.
In late July 2006, Scottish Re Group Limited, one of the company’s life reinsurers, announced the resignation of its president and chief executive officer, that it expected to report a net operating loss for the second quarter and that its third- and fourth-quarter earnings will likely be below previous expectations. Following that announcement, Scottish Re’s financial strength ratings were downgraded by A.M. Best Co., Fitch Ratings, Moody’s Investors Services and Standard & Poor’s Ratings Service. At June 30, 2006, The Cincinnati Life Insurance Company had approximately $28 million in reinsurance receivables with Scottish Re, the majority of which is through Scottish Re’s purchase of assets from Security Life of Denver.
NOTE 2 — SEGMENT INFORMATION
We operate primarily in two industries, property casualty insurance and life insurance. We regularly review four different reporting segments to make decisions about allocating resources and assessing performance:
•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Life insurance

•	Investment operations
We report as “Other” the operations of the parent company, CFC Investment Company and CinFin Capital Management Company (excluding client investment activities), as well as other income of our insurance subsidiary.
Revenues come primarily from unaffiliated customers:
•	All three insurance segments record revenues from insurance premiums earned. Life insurance segment revenues also include separate account investment management fees.

•	Our investment operations’ revenues are pretax net investment income plus realized investment gains and losses.

•	Other revenues are primarily finance/lease income.
Income or loss before income taxes for each segment is reported based on the nature of that business area’s operations:
•	Income before income taxes for the insurance segments is defined as underwriting income or loss.
•	For commercial lines and personal lines insurance segments, we calculate underwriting income or loss by recording premiums earned minus loss and loss expenses and underwriting expenses incurred.

•	For the life insurance segment, we calculate underwriting income or loss by recording premiums earned and separate account investment management fees, minus contract holder benefits and expenses incurred, plus investment interest credited to contract holders.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

•	Income before income taxes for the investment operations segment is net investment income plus realized investment gains and losses for all fixed-maturity and equity security investments of the entire company, minus investment interest credited to contract holders of the life insurance segment.

•	Loss before income taxes for the Other category is primarily due to interest expense from debt of the parent company and operating expenses of our headquarters.
Identifiable assets are used by each segment in its operations. We do not separately report the identifiable assets for the commercial or personal lines segments because we do not use that measure to analyze the segments. We include all fixed-maturity and equity security investment assets, regardless of ownership, in the investment operations segment.
Segment information is summarized in the following table:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenues:
Commercial lines insurance
Commercial property	$123	$118	$244	$234
Commercial casualty	208	192	405	375
Specialty packages	35	34	71	68
Commercial auto	112	112	224	225
Workers’ compensation	90	82	178	161
Surety and executive risk	24	19	45	38
Machinery and equipment	7	6	14	13

Total commercial lines insurance	599	563	1,181	1,114

Personal lines insurance
Homeowner	74	70	146	139
Personal auto	98	110	199	221
Other personal lines	22	22	45	44

Total personal lines insurance	194	202	390	404

Life insurance	30	30	58	55
Investment operations	154	142	952	278
Other	4	3	7	5

Total	$981	$940	$2,588	$1,856

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$58	$86	$114	$154
Personal lines insurance	(15)	9	(8)	25
Life insurance	2	3	2	5
Investment operations	141	129	925	253
Other	(11)	(12)	(24)	(27)

Total	$175	$215	$1,009	$410

	June 30,	December 31,
	2006	2005

Identifiable assets:
Property casualty insurance	$2,863	$2,167
Life insurance	1,162	845
Investment operations	12,577	12,774
Other	334	217

Total	$16,936	$16,003

Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Factors that could cause or contribute to such differences include, but are not limited to:
•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes

•	Ability to obtain adequate reinsurance on acceptable terms, amount of reinsurance purchased and financial strength of reinsurers and the potential for non-payment or delay in payment by reinsurers

•	Increased frequency and/or severity of claims

•	Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:
•	Downgrade of the company’s financial strength ratings,

•	Concerns that doing business with the company is too difficult

•	Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace or

•	Regulations or laws that change industry or company practices for our agents.
•	Increased competition that could result in a significant reduction in the company’s premium growth rate

•	Underwriting and pricing methods adopted by competitors that could allow them to identify and flexibly price risks, which could decrease our competitive advantages

•	Actions of insurance departments, state attorneys general or other regulatory agencies that:
•	place the insurance industry under greater regulatory scrutiny or result in new statutes, rules and regulations

•	increase our expenses

•	place us at a disadvantage in the marketplace or

•	restrict our ability to execute our business model, including the way we compensate agents
•	Delays or inadequacies in the development, implementation, performance and benefits of technology projects and enhancements

•	Inaccurate estimates or assumptions used for critical accounting estimates, including loss reserves

•	Events or actions, including unauthorized intentional circumvention of controls, that reduce the company’s future ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002

•	Recession or other economic conditions or regulatory, accounting or tax changes resulting in lower demand for insurance products
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

•	Sustained decline in overall stock market values negatively affecting the company’s equity portfolio and book value; in particular a sustained decline in the market value of Fifth Third Bancorp (Nasdaq:FITB) shares, a significant equity holding

•	Events that lead to a significant decline in the value of a particular security and impairment of the asset

•	Prolonged medium- and long-term low interest rate environment or other factors that limit the company’s ability to generate growth in investment income

•	Adverse outcomes from litigation or administrative proceedings

•	Investment activities or market value fluctuations that trigger restrictions applicable to the parent company under the Investment Company Act of 1940

•	Events, such as an avian flu epidemic, natural catastrophe or construction delays, that could hamper our ability to assemble our workforce at our headquarters location
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
Introduction
Corporate Financial Highlights
Income Statement and Per Share Data

(Dollars in millions except share data)	Three months ended June 30,			Six months ended June 30,
	2006	2005	Change %	2006	2005	Change %

Income statement data
Earned premiums	$822	$794	3.6	$1,627	$1,571	3.6
Investment income, net of expenses	143	129	10.4	281	256	9.7
Net realized gains and losses (pretax)	11	13	(12.3)	671	22	2,996.8
Total revenues	981	940	4.4	2,588	1,856	39.5
Net income	132	158	(16.0)	684	302	126.5
Per share data (diluted)
Net income	0.76	0.89	(14.6)	3.90	1.70	129.4
Cash dividends declared	0.335	0.305	9.8	0.670	0.595	12.6
Weighted average shares outstanding	175,022,367	177,097,493	(1.2)	175,615,017	177,451,366	(1.0)

In the three and six months ended June 30, 2006, we reported record results, as described in detail in the Results of Operations.
For the three and six months ended June 30, 2006, consolidated property casualty earned premium growth was in line with our expectations. Pretax investment income growth accelerated over the 2005 level. The increase in revenue in the six months ended June 30, 2006, largely was due to $647 million in the realized investment gain from the previously announced sale of our holdings of ALLTEL Corporation (NYSE:AT) common stock.
Net income and net income per share for the three and six months ended June 30, 2006, reflected the higher catastrophe losses this year. Due to the gain from the sale of our ALLTEL holding, net income and net income per share for the six months ended June 30, 2006, were at a level that we do not anticipate achieving in future quarters. Realized investment gains and losses are integral to our financial results over the long term, but we have substantial discretion in the timing of investment sales and, therefore, the gains or losses that will be recognized in any period. That discretion generally is independent of the insurance underwriting process. Also, applicable accounting standards require us to recognize gains and losses from certain changes in fair values of securities and embedded derivatives without actual realization of those gains and losses.
•	2006 — Realized investment gains in the three months ended June 30, 2006, raised net income by $6 million, or 4 cents per share, after applicable income taxes. Realized investment gains in the six months ended June 30, 2006, raised net income by $426 million, or $2.43 per share, after applicable income taxes. The sale of our ALLTEL holding contributed $412 million, or $2.34 per share, of the gain in the six-month period.

•	2005 — Realized investment gains in the three months ended June 30, 2005, raised net income by $8 million, or 5 cents per share, after applicable income taxes. Realized investment gains in the six months ended June 30, 2005, raised net income by $14 million, or 8 cents per share, after applicable income taxes.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

The quarter and six-month decline in consolidated property casualty underwriting profits also contributed to the change in net income and net income per share. Underwriting profits declined primarily due to higher catastrophe losses and underwriting expenses.
One of the factors in the rise in expenses was the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R) “Share-Based Payments,” which requires expensing the cost of associate options on our income statement. On an after-tax basis, stock option expense was $3 million, or 2 cents per share, in the three months ended June 30, 2006, and $8 million, or 5 cents per share, in the six months ended June 30, 2006. Prior to January 1, 2006, we were not required to include stock option expense on our income statement and disclosed the estimated impact of stock options on net income and earnings per share in Note 1 to the Financial Statements. For three and six months ended June 30, 2005, net income per share would have been reduced by approximately 2 cents and 4 cents, if option expense, calculated using the binomial option-pricing model, had been included as an expense.
Net income per share for the three and six months ended June 30, 2006, benefited from a decline in diluted weighted average shares outstanding from year-end 2005. Weighted average shares outstanding may fluctuate from period to period because we regularly repurchase shares under board authorizations, and we issue shares when associates exercise stock options.
The board of directors is committed to steadily increasing cash dividends and periodically authorizing stock dividends and splits. Cash dividends declared per share rose 9.8 percent and 12.6 percent in three and six months ended June 30, 2006, including an adjustment for the 5 percent stock dividend paid in 2005. The board also is committed to share repurchase. We purchased 150,000 shares at a total cost of $7 million in the three months ended June 30, 2006, and 2.0 million shares at a total cost of $88 million in the six months ended June 30, 2006.
Balance Sheet Data and Performance Measures

(Dollars in millions except share data)	At June 30,	At December 31,
	2006	2005

Balance sheet data
Invested assets	$12,514	$12,702
Total assets	16,936	16,003
Short-term debt	49	0
Long-term debt	791	791
Shareholders’ equity	6,065	6,086
Book value per share	35.02	34.88
Debt-to-capital ratio	12.2%	11.5%

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Performance measures
Comprehensive income (loss)	$(86)	$209	$153	$20
Return on equity, annualized	8.6%	10.4%	22.5%	9.8%
Return on equity, annualized, based on comprehensive income	(5.6)	13.8	5.1	0.6

Invested assets declined primarily because of the sale of our ALLTEL holding and the tax obligation associated with the significant capital gain that was realized on that sale. Total assets rose over the year-end 2005 levels primarily because of the new securities lending collateral asset of $898 million. Shareholders’ equity was essentially unchanged at June 30, 2006, and book value rose slightly due to the lower number of shares outstanding.
Comprehensive income is net income plus the change in net other accumulated comprehensive income. The change in net other accumulated comprehensive income is the difference in unrealized gains on investments between the end of a quarter and the prior period-end. In the three months ended June 30, 2006, comprehensive income declined because of the decline in unrealized gains on investments. In the six months ended June 30, 2006, comprehensive income rose because of the increase in net income.
Our ratio of debt to capital (total debt plus shareholders’ equity) rose in the second quarter of 2006 because we borrowed $49 million from one of our short-term lines of credit.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

Property Casualty Highlights

(Dollars in millions except share data)	Three months ended June 30,			Six months ended June 30,
	2006	2005	Change %	2006	2005	Change %

Property casualty highlights
Written premiums	$814	$791	3.0	$1,643	$1,588	3.5
Earned premiums	793	765	3.7	1,571	1,518	3.5
Underwriting profit	43	95	(54.5)	106	179	(41.1)
GAAP combined ratio	94.5%	87.5%		93.3%	88.2%
Statutory combined ratio	93.7	86.6		91.7	86.9

The trend in overall written and earned premium growth rates continued to reflect the market factors and competitive strategies discussed in our 2005 Annual Report on Form 10-K, Item 1, Commercial Lines and Personal Lines Property Casualty Insurance Segments, Page 10 and Page 11.
Our consolidated property casualty insurance underwriting profit declined in the three and six months ended June 30, 2006, and our combined ratio rose. (The combined ratio is the percentage of each premium dollar incurred for claims plus all expenses — the lower the ratio, the better the performance.) The underwriting profit declined and the ratio rose in both periods primarily because of higher catastrophe losses.
Measuring Our Success in 2006 And Beyond
We use a variety of metrics to measure the success of our strategies:
•	Maintaining our strong relationships with our established agencies, writing a significant portion of each agency’s business and attracting new agencies — In 2006, we expect to continue to rank No. 1 or No. 2 by premium volume in at least 74 percent or more of the agency locations that have marketed our products for more than five years. We are targeting 55 to 60 new agency appointments. In the first six months of 2006, we appointed 44 new agency locations. These new appointments and other changes in agency structures brought total reporting agency locations to 1,283, a net increase of 31 since year-end 2005.

In 2006, we expect to make further progress in our efforts to improve service to and communication with our agencies. Among other actions, we subdivided three field marketing territories in the first six months of the year, giving our field marketing representatives more time to spend in each agency. We also continued to enhance our expanding portfolio of software. We discussed our technology plans for 2006 in our 2005 Annual Report on Form 10-K, Item 1, Technology Solutions, Page 4. In the six months ended June 30, 2006, we made progress toward the technology objectives we established for the year:

Three commercial lines and one personal lines system form the core of our quoting and policy processing systems. Agencies access our quoting and policy processing systems via CinciLink®, our secure agency-only Web site.
•	WinCPP® is an online commercial lines rating and quoting system for businessowner, commercial package, commercial auto and workers’ compensation policies. We are on track to achieve our 2006 objective of rolling out quoting for specialty programs for metalworkers and garage owners. We now expect to add data sharing capabilities with agency systems in early 2007. Quoting capability for the artisan contractor package policy has been postponed pending planned changes to the underlying policy forms.

•	e-CLAS™ is a commercial lines policy processing system. Businessowner Policy processing now is available through e-CLAS in Arkansas, Indiana, Michigan, Ohio and Pennsylvania. Dentist’s Package Policy processing now is available in Indiana and Ohio, and we are on track to achieve our objectives of providing it in Arkansas, Michigan and Pennsylvania by year-end. We also plan to begin developing commercial auto and commercial package policy processing capabilities in 2006.

•	CinciBond™ is an automated system to process license and permit surety bonds. CinciBond now is deployed in Indiana, Illinois, North Carolina, Ohio and Tennessee, with Georgia, Missouri and Utah scheduled for later in 2006.

•	Diamond is our personal lines policy processing system. In the first six months of 2006, $257 million of our $372 million of personal lines written premium was issued through Diamond. Agents in Georgia, Kentucky, Tennessee and Wisconsin began using Diamond in the first half of 2006 with Minnesota and Missouri rollouts planned for later this year. When the 2006 roll-out schedule is complete, Diamond will be in use in states that represent approximately 90 percent of our personal lines premium volume.
Many systems automate our internal processes so our associates can spend more time serving agents and policyholders. These systems are accessed through CFCNet®, our secure intranet. Enhancement activities for two newer systems continue:
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

•	CMS™ is a claims file management system. We continue to refine the system to add capabilities to make our associates more effective. During the second quarter, we began issuing tablet computers to our field claims representatives. These units allow our claims representatives to view and enter information into CMS from any location, including an insured’s home or agent’s office, and to print claims checks using wireless printers. Agent access to selected CMS information is planned for 2007.

•	i-View™ is a commercial lines policy imaging and workflow system now in use by all of our commercial lines underwriting teams. During the remainder of the year, we expect to begin providing field and other headquarters associates with access to these electronic files.
We also continue to work to give independent agents enhanced access to Cincinnati’s systems and client data quickly and easily through their agency systems. In 2006 and 2007, we plan to advance our use of industry integration products, TransactNOW® and Transformation Station®.

•	Achieving above-industry-average growth in property casualty statutory net written premiums and maintaining industry-leading profitability by leveraging our regional franchise and proven agency-centered business strategy — We now believe our consolidated property casualty written premium growth will be at least 2 percent in 2006 compared with the 2.6 percent increase in 2005. We previously had anticipated full-year property casualty written premiums would be flat to up slightly. We anticipate continued above-average growth in commercial lines written premiums. We may not achieve our objective of above-industry-average growth in total in 2006 because of the rate-driven declines we anticipate in personal lines written premiums.

Despite the level of catastrophe losses through the first six months of 2006, our combined ratio estimate for 2006 remains 92 percent to 94 percent on a GAAP basis compared with 89.2 percent on a GAAP basis in 2005 (combined ratio estimate for 2006 would be 91 percent to 93 percent on a statutory basis). Considerations include:
•	Healthy loss and loss expense ratio excluding catastrophe losses for the first six months of 2006.

•	Catastrophe losses could exceed 4.5 percentage points on combined ratio — We originally allowed for full year catastrophe losses, net of reinsurance, of approximately $125 million to $145 million, contributing in the range of 4.0 to 4.5 percentage points to the full-year 2006 combined ratio. That level would have been above our historical range of 3.0 to 3.5 percentage points.

Catastrophe losses in the second quarter of 2006 totaled $64 million, reflecting $67 million from events during the period and $3 million in net favorable development from prior period catastrophes, compared with $15 million in the second quarter of 2005. Catastrophe losses for the first six months of 2006 totaled $103 million, contributing 6.5 percentage points to the six-month combined ratio, compared with $17 million, contributing 1.1 percentage points, in the first six months of 2005.

In addition to catastrophe losses reported for the first six months of 2006, two Midwestern storms in July are estimated to have caused approximately $7 million in pretax catastrophe losses, which will be included in third-quarter results. That estimate does not take into account any catastrophe activity that may occur in the remainder of the third quarter of 2006 or potential development from events in prior periods.

•	Lower level of savings from loss reserve development — We continue to believe that savings from favorable loss reserve development from prior accident years is likely to reduce the combined ratio in the range of 2 to 3 percentage points in 2006. Higher-than-normal savings, particularly for liability coverages, reduced the 2005 combined ratio by 5.2 percentage points and the 2004 combined ratio by 6.7 percentage points. Net development for the six months ended June 30, 2006, was insignificant. In the first six months of 2005, savings lowered the loss and loss expense ratio by 2.0 percentage points.
Trends in both the loss and loss expense ratio and underwriting expense ratio also could affect the full-year 2006 combined ratios for our commercial lines and personal lines segments:
•	The degree of price softening in the commercial lines marketplace will affect the 2006 loss and loss expense ratio for that business segment. That ratio may move up slightly as pricing becomes more competitive.

•	The personal lines 2006 loss and loss expense ratio primarily will reflect our ability to offer competitive prices for our personal lines products in that changing marketplace. We believe we have taken the appropriate actions to improve competitiveness and to maintain the full-year loss and loss expense ratio near the improved level we achieved in 2005. The ratio may increase if premiums continue to decline.

•	For both commercial lines and personal lines, lower growth rates could lead to further unfavorable year-over-year comparisons in the ratios of deferred acquisition costs and other underwriting
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

expenses to earned premiums. Continued investment in technology also may contribute to an increase in other underwriting expenses.
•	Pursuing a total return investment strategy that generates both strong investment income growth and capital appreciation — For full-year 2006, we now are estimating that pretax investment income growth could be in the range of 8.0 percent to 8.5 percent, up from our previous estimate of 6.5 percent to 7.0 percent. This outlook is based on strong cash flows from insurance operations, a higher-than-historical allocation of new cash flow to fixed-maturity securities over the last two years and an increase in the general level of interest rates.

We do not establish annual capital appreciation targets. Over the long term, our target is to have the equity portfolio outperform the Standard & Poor’s 500 Index, a common benchmark of market performance. In the first six months of 2006, our equity portfolio’s total return of 1.4 percent was below the 2.7 percent return for the Index. Over the five years ended June 30, 2006, our compound annual equity portfolio return was a negative 0.5 percent compared with a compound annual total return of 2.5 percent for the Index. Our equity portfolio underperformed our benchmark primarily because of the decline in the market value of our holdings of Fifth Third common stock, which generated a negative annualized return of 6.9 percent for the five-year period ended June 30, 2006.

•	Increasing the total return to shareholders through a combination of higher earnings per share, growth in book value and increasing dividends — We do not announce annual targets for earnings per share or book value. Earnings results in 2006 are being tempered by the adoption of SFAS No. 123(R), which requires expensing the cost of associate stock options on our income statement. We continue to anticipate that stock option expense will reduce full-year earnings per share by approximately 8 cents.

Over the long term, we look for our earnings per share growth to outpace that of a peer group of national and regional property casualty insurance companies. Long-term book value growth should approximate that of our equity portfolio. The board of directors is committed to steadily increasing cash dividends and periodically authorizing stock dividends and splits. In February 2006, the board increased the indicated annual dividend rate for the 46th consecutive year, a record we believe is matched by only 11 other U.S. publicly traded corporations.

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

•	Maintaining financial strength by keeping the ratio of debt to capital below 15 percent and purchasing reinsurance to provide investment flexibility — Based on our present capital requirements, we do not anticipate a material increase in debt levels during 2006. CFC Investment Company, our commercial leasing and financing subsidiary, replaced $49 million of intercompany debt in May 2006 with borrowings against one of our short-term lines of credit. The additional borrowing raised our consolidated debt-to-capital ratio to 12.2 percent at June 30, 2006, from 11.3 percent at March 31, 2006.

In December 2005, we finalized our property casualty reinsurance program for 2006, updating it to maintain the balance between the cost of the program and the level of risk we retain. We now anticipate that under the new program, our 2006 reinsurance premiums are expected to be in the range of $9 million to $11 million lower than 2005, without taking into account the reinstatement premium we incurred in 2005. For more details on our reinsurance programs, please see our 2005 Annual Report on Form 10-K, Item 7, 2006 Reinsurance Programs, Page 68.

Our property casualty and life operations are awarded insurer financial strength ratings. These ratings assess an insurer’s ability to meet its financial obligations to policyholders and do not necessarily address matters that may be important to shareholders.

On July 25, 2006, Standard & Poor’s Ratings Services affirmed its AA- (Very Strong) financial strength and counterparty credit ratings on the property casualty group and The Cincinnati Life Insurance Company and its A (Strong) counterparty credit rating on Cincinnati Financial Corporation. At the same time, Standard & Poor’s revised its outlook on the company, our property casualty operating companies and Cincinnati Life to stable from negative. Standard & Poor’s said the revised outlook reflected the improved results on our homeowner book of business, as well as its view of our ability to benefit from corrective actions we have effected over recent years. Standard & Poor’s believes our unique approach to agency relationships should drive profitable growth even in a softer pricing environment.

As reported in our 10-Q for the quarter ended March 31, 2006, on April 28, 2006, A.M. Best affirmed the financial strength rating (FSR) of A++ (Superior) for our property casualty group. A.M. Best also affirmed the senior debt ratings and issuer credit rating (ICR) of “aa-” of Cincinnati Financial Corporation. Additionally, A.M. Best affirmed the FSR of A+ (Superior) and the ICR of “aa-” of The Cincinnati Life
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

Insurance Company. Concurrently, A.M. Best downgraded the ICRs to “aa+” from “aaa” for our property casualty insurance companies, reflecting the company’s investment and geographic risk concentrations at current rating levels. The outlook for all ratings is stable.
As of August 2, 2006, our financial strength ratings were unchanged from those we reported in our 2005 Annual Report on Form 10-K.

	Parent Company	Property Casualty
	Senior Debt	Insurance	Life Insurance
	Rating	Subsidiaries	Subsidiary

Financial Strength Ratings:
A. M. Best Co.	aa-	A++	A+
Fitch Ratings	A+	AA	AA
Moody’s Investors Services	A2	Aa3	—
Standard & Poor’s Ratings Services	A	AA-	AA-

Property casualty statutory surplus rose to $4.342 billion at June 30, 2006, with the ratio of property casualty common stock to statutory surplus at 92.4 percent. At year-end 2005, property casualty statutory surplus was $4.194 billion, with the ratio of common stock to surplus at 97.0 percent. Life statutory surplus was $459 million at June 30, 2006, up from $451 million at year-end 2005.
We believe that our strong surplus position and superior insurer financial strength ratings are clear, competitive advantages in the segment of the insurance marketplace that our agents serve. Our financial strength supports the consistent, predictable performance that our policyholders, agents, associates and shareholders have always expected and received, and it must be able to withstand significant challenges. The most important way we seek to ensure that our performance remains consistent and predictable is to align agents’ interests with those of the company, giving agents outstanding service and compensation to earn their best business and enhance their ability to serve the businesses and individuals in their communities.
We continue to review the risk management and capital requirement changes that have been proposed by the rating agencies. Additionally, we began a formal implementation of enterprise risk management. Detailed and summary assessments, operational audits, strategic plans and departmental business plans are reported as appropriate to executives, directors and board committees.
We believe that our property catastrophe reinsurance program provides adequate protection for large loss events. Our strong capital position would allow the payment of claims if an event exceeded our reinsurance program. Swiss Reinsurance America Corporation and GE Insurance Solutions, two of the four participants in our 2006 property and casualty per-occurrence reinsurance programs, recently merged. All four of the participants (including American Reinsurance Company and Partner Reinsurance Company of the U.S.) currently have A.M. Best insurer financial strength ratings of A (Excellent) or A+ (Superior). In 2007 and beyond, we anticipate reallocating participation on our reinsurance treaties.
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
We measure profit or loss for our property casualty and life segments based upon underwriting results. Insurance underwriting results (profit or loss) represent net earned premiums less loss and loss expenses and underwriting expenses on a pretax basis. We also measure aspects of the performance of our commercial lines and personal lines segments on a combined property casualty insurance operations basis. Underwriting results and segment pretax operating income are not a substitute for net income determined in accordance with GAAP. Life insurance segment revenues also include separate account investment management fees, and life insurance segment expenses include separate account investment management fees, minus contract holder benefits and expenses incurred, plus investment interest credited to contract holders.
For the combined property casualty insurance operations as well as the commercial lines and personal lines segments, statutory accounting data and ratios are key performance indicators that we use to assess business trends and to make comparisons to industry results, since GAAP-based industry data generally is
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

not readily available. We also use statutory accounting data and ratios as key performance indicators for our life insurance operations. We do not believe that inflation has had a material effect on consolidated results of operations, except to the extent that inflation may affect interest rates. We continue to monitor market trends in construction costs that could affect claim payments and headquarters construction costs.
Investments held by the parent company and the investment portfolios for the property casualty and life insurance subsidiaries are managed and reported as the investments segment, separate from the underwriting businesses. Net investment income and net realized investment gains and losses for our investment portfolios are discussed in the Investments Results of Operations.
The calculations of segment data are described in more detail in Item 1, Note 2 of the Consolidated Financial Statements, Page 11. The following sections review results of operations for each of the four segments. Commercial Lines Insurance Results of Operations begins on Page 21, Personal Lines Insurance Results of Operations begins on Page 27, Life Insurance Results of Operations begins on Page 30, and Investments Results of Operations begins on Page 32. We begin with an overview of our consolidated property casualty operations, which is the total of our commercial lines and personal lines segments.
Consolidated Property Casualty Insurance Results of Operations

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2006	2005	Change %	2006	2005	Change %

Written premiums	$814	$791	3.0	$1,643	$1,588	3.5

Earned premiums	$793	$765	3.7	$1,571	$1,518	3.5
Loss and loss expenses excluding catastrophes	455	421	8.1	887	877	1.2
Catastrophe loss and loss expenses	64	15	326.6	103	17	505.8
Commission expenses	147	157	(6.2)	305	299	1.8
Underwriting expenses	79	75	4.8	162	141	15.0
Policyholder dividends	5	2	193.7	8	5	64.3

Underwriting profit	$43	$95	(54.5)	$106	$179	(41.1)

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	57.3%	55.0%		56.5%	57.8%
Catastrophe loss and loss expenses	8.0	2.0		6.5	1.1

Loss and loss expenses	65.3%	57.0%		63.0%	58.9%
Commission expenses	18.6	20.5		19.4	19.7
Underwriting expenses	9.9	9.8		10.4	9.3
Policyholder dividends	0.7	0.2		0.5	0.3

Combined ratio	94.5%	87.5%		93.3%	88.2%

Factors that affected consolidated property casualty insurance results included:
•	Healthy premium growth — Commercial lines net written premiums reached record levels for the three and six months ended June 30, 2006. That growth more than offset the anticipated declines in personal lines written premiums. Total new business written directly by agencies was $94 million and $81 million in the second quarters of 2006 and 2005, respectively, and $170 million and $152 million in the six months ended June 30, 2006 and 2005. Record levels of new commercial lines business in 2006 more than offset declines in new personal lines business.

•	Change in loss and loss expense ratio excluding catastrophes — For the three months ended June 30, 2006, both the commercial lines and personal lines ratios rose over the year-ago period due to an increase in new losses and case reserve increases greater than $250,000. For the six months ended June 30, 2006, the ratios improved due to the healthy results in the first quarter of 2006. The loss and loss expense ratio for the six months ended June 30, 2005, also included 1.5 percentage points from a single large loss that was insufficiently covered by our facultative reinsurance.

For the three months ended June 30, 2006, net savings from favorable development of prior period reserves lowered the loss and loss expense ratio by 2.2 percentage points compared with 5.8 percentage points in last year’s second quarter. Net development for the six months ended June 30, 2006, was insignificant. In the first six months of 2005, savings lowered the loss and loss expense ratio by 2.0 percentage points. The year-over-year differences largely related to development of commercial casualty losses, which can fluctuate due to the nature and size of commercial umbrella policies and limits.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

•	Higher catastrophe losses — Catastrophe losses for the three and six months ended June 30, 2006, were $64 million and $103 million, contributing 8.0 and 6.5 percentage points to the combined ratios. In the three and six months ended June 30, 2005, catastrophe losses were $15 million and $17 million, contributing 2.0 and 1.1 percentage points to the combined ratio.

				Loss Estimate
			Reported	(pretax, net of
			Claims	reinsurance,
2006 Year-to-date Events	Dates	States Primarily Affected	(as of July 30)	as of June 30)

Midwest tornadoes and severe weather	March 11-13	Arkansas, Illinois, Indiana, Kansas, Missouri, Oklahoma	1,567	$35 million
Midwest wind and hail	April 2-3	Arkansas, Illinois, Indiana, Kentucky, Missouri, Tennessee	1,192	$19 million
Midwest wind and hail	April 6-8	Alabama, Georgia, Indiana, Kansas, Kentucky, Nebraska, Ohio, Tennessee	881	$11 million
Midwest wind and hail	April 13-15	Illinois, Indiana, Iowa, Wisconsin	2,578	$27 million
Midwest wind, hail and flood	June 18-22	Indiana, Ohio, Wisconsin	460	$7 million
East coast wind and flood	June 25-28	Maryland, New York, Pennsylvania, Virginia	52	$3 million
•	Change in commission, underwriting and policyholder dividend expense ratio — For the three months ended June 30, 2006, the total commission and underwriting expense ratio declined 1.3 percentage points, primarily due to lower contingent commission accruals. For the six months ended June 30, 2006, the ratio rose by 1.0 percentage points. The adoption of stock option expensing contributed 0.4 and 0.6 percentage points to the ratio in the three and six months ended June 30, 2006.
Commercial Lines Insurance Results of Operations
Overview
Performance highlights for the commercial lines segment include:
•	Premiums — Commercial lines written and earned premiums rose in the three and six months ended June 30, 2006, due to our strong agency relationships, which promoted healthy new business growth and policyholder retention. The competitive pricing environment continues, but we are maintaining our underwriting discipline for both renewal and new business.

We believe that our written premium growth rate continues to exceed the average for the overall commercial lines industry, which A.M. Best estimates at 2.3 percent for full-year 2006. New commercial lines business written directly by agencies in the three months ended June 30, 2006, grew by 18.6 percent to a record $86 million from $72 million in the comparable 2005 period. New commercial lines business in the six months ended June 30, 2006, rose 15.1 percent to $156 million from $135 million in the comparable 2005 period.

•	Combined ratio — Our commercial lines combined ratio remained very strong in the three and six months ended June 30, 2006, due to the higher rate levels of the past several years and continued emphasis on underwriting. The 5.5 and 4.3 percentage point increase in the ratio over the comparable 2005 periods primarily was due to the rise in the catastrophe loss ratio. As discussed below, other factors affecting the comparisons included higher new losses and case reserve increases greater than $250,000, changes in commission and underwriting expenses as well as the adoption of stock option expensing and a single large loss in last year’s first quarter.

The commercial lines statutory combined ratio was 89.6 percent and 88.6 percent for the three and six months ended June 30, 2006, compared with 83.9 percent and 84.6 percent for the comparable prior periods. Under statutory accounting principles, stock options expense is not included in the calculation of statutory income.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

Commercial Lines Results

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2006	2005	Change %	2006	2005	Change %

Written premiums	$603	$567	6.5	$1,271	$1,195	6.3

Earned premiums	$599	$563	6.5	$1,181	$1,114	6.1
Loss and loss expenses excluding catastrophes	334	306	9.1	658	635	3.7
Catastrophe loss and loss expenses	34	2	1,290.6	63	9	637.0
Commission expenses	105	111	(4.9)	222	215	3.4
Underwriting expenses	63	56	12.8	116	96	21.3
Policyholder dividends	5	2	193.7	8	5	64.3

Underwriting profit	$58	$86	(32.2)	$114	$154	(26.8)

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	55.7%	54.4%		55.8%	57.0%
Catastrophe loss and loss expenses	5.6	0.4		5.3	0.8

Loss and loss expenses	61.3%	54.8%		61.1%	57.8%
Commission expenses	17.6	19.7		18.8	19.3
Underwriting expenses	10.5	10.0		9.8	8.6
Policyholder dividends	0.9	0.3		0.7	0.4

Combined ratio	90.3%	84.8%		90.4%	86.1%

Loss and Loss Expenses (excluding catastrophe losses)
Loss and loss expenses include both net paid losses and reserve additions for unpaid losses as well as the associated loss expenses. The primary factor in the 1.3 percentage point rise in the loss and loss expense ratio excluding catastrophe losses for the three-month period was a lower level of favorable development.
The primary factor in the 1.2 percentage point improvement in the loss and loss expense ratio excluding catastrophes for the six-month period was a single large loss in the first three months of 2005. That loss, which was insufficiently covered by facultative reinsurance, increased commercial lines loss and loss expenses in the first six months of 2005 by $24 million, net of reinsurance, or 2.2 percentage points.
We monitor incurred losses by size of loss, business line, risk category, geographic region, agency and field marketing territory, addressing concentrations or trends as needed. Our analysis for the three and six months ended June 30, 2006, indicated no significant concentrations other than trends in business lines that we address as part of our ongoing business operations.
We also measure new losses and case reserve increases greater than $250,000 to track frequency and severity. The contribution of these losses to the loss and loss expense ratio rose in the three and six months ended June 30, 2006. We do not believe that the increases were indicative of any new trend.
Commercial Lines Losses by Size

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2006	2005	Change %	2006	2005	Change %

Losses $1 million or more	$40	$26	55.5	$70	$68	1.8
Losses $250 thousand to $1 million	39	29	34.2	67	51	32.6
Development and case reserve increases of $250 thousand or more	45	38	18.6	90	67	33.1
Other losses excluding catastrophes	146	151	(3.2)	300	322	(6.6)

Total losses incurred excluding catastrophe losses	270	244	10.8	527	508	3.7
Catastrophe losses	34	2	1,291.2	63	9	637.1

Total losses incurred	$304	$246	23.2	$590	$517	14.1

Ratios as a percent of earned premiums:
Losses $1 million or more	6.6%	4.5%		5.9%	6.2%
Losses $250 thousand to $1 million	6.5	5.2		5.7	4.6
Development and case reserve increases of $250 thousand or more	7.5	6.8		7.6	6.0
Other losses excluding catastrophes	24.5	26.9		25.5	28.9

Loss ratio excluding catastrophe losses	45.1	43.4		44.7	45.7
Catastrophe losses	5.6	0.4		5.3	0.8

Total loss ratio	50.7%	43.8%		50.0%	46.5%

Commission Expenses
In the three and six months ended June 30, 2006, commercial lines commission expense as a percent of earned premium declined 2.1 and 0.5 percentage points from the comparable 2005 periods, primarily due to lower profit-sharing commissions resulting from lower overall underwriting profits.
Profit-sharing, or contingent, commissions are calculated on the profitability of an agency’s aggregate book of business, taking into account longer-term profit, with a percentage for prompt payment of premiums and other criteria. These profit-based commissions reward our agents’ efforts, generally fluctuating with our loss
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

and loss expenses. A refinement and subsequent release of a contingent commission over-accrual from 2004 lowered the ratio for the first six months of 2005 by 0.4 percentage points. Our 2006 contingent commission accrual reflects our estimate of the profit-sharing commissions to be paid to our agencies in early 2007.
Underwriting Expenses
In the three months ended June 30, 2006, commercial lines noncommission underwriting expenses (excluding policyholder dividends) as a percent of earned premium rose 0.5 percentage points from the comparable 2005 period. The adoption of stock option expensing added 0.5 percentage points to the 2006 ratio. Higher staffing expenses, including higher salaries, were primarily offset by lower taxes, licenses and fees.
In the six months ended June 30, 2006, the ratio rose 1.2 percentage points, largely due to higher taxes, licenses and fee, and increased staffing expenses. Stock option expensing added 0.6 percentage points to the six-month 2006 ratio.
Line of Business Analysis
Approximately 95 percent of our commercial lines premiums are written to provide accounts with coverages from more than one of our business lines. As a result, we believe that commercial lines is best measured and evaluated on a segment basis. However, we provide the line of business data to summarize growth and profitability trends separately for our business lines.
As we discussed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2006, we now are reporting newly designated commercial business lines, paralleling a change made to our internal management reports to more accurately reflect how our insurance products are structured and marketed. During the second quarter of 2006, we also decided to report certain commercial property lines as a separate, seventh business line — machinery and equipment. The seven commercial business lines now are:
•	Commercial property — Commercial property insurance provides coverage for loss or damage to buildings, inventory and equipment caused by fire, wind, hail, water, theft and vandalism as well as business interruption resulting from a covered loss. Commercial property also includes crime insurance, which provides coverage for losses due to embezzlement or misappropriation of funds by an employee, and inland marine insurance, which provides coverage for a variety of mobile equipment, such as builder’s risk, contractor’s equipment, cargo and electronic data processing equipment. Various property coverages can be written as stand-alone policies or can be added to a package policy. The commercial property business line includes property coverage written on both a discounted and nondiscounted basis as part of commercial package policies.

•	Commercial casualty — Commercial casualty insurance provides coverage to businesses against third-party liability from accidents occurring on their premises or arising out of their operations, including coverage for injuries sustained from products sold as well as coverage for professional services, such as dental care. Specialized casualty policies may include coverage for employment practices liability (EPLI), which protects businesses against claims by employees that their legal rights as employees of the company have been violated, and other acts or failures to act under specified circumstances as well as excess insurance and umbrella liability, including personal umbrella written as an endorsement to commercial umbrella coverages. The commercial casualty business line includes liability coverage written on both a discounted and nondiscounted basis as part of commercial package policies. Our ceded participation in USAIG, a joint underwriting association, from 2003 and prior now is included in the commercial casualty business line.

•	Specialty packages — Specialty packages include coverages for property, liability and business interruption tailored to meet the needs of specific industry classes, such as artisan contractors, dentists, garage operators, financial institutions, metalworkers, printers, religious institutions, or smaller, main street businesses. Businessowner policies, which combine property, liability and business interruption coverages for small businesses, are included in specialty packages.

•	Commercial auto — Commercial auto coverages protect businesses against liability to others for both bodily injury and property damage, medical payments to insureds and occupants of their vehicles, physical damage to an insured’s own vehicle from collision and various other perils, and damages caused by uninsured motorists.

•	Workers’ compensation — Workers’ compensation coverage protects employers against specified benefits payable under state or federal law for workplace injuries to employees. We write workers’ compensation coverage in all of our active states except North Dakota, Ohio and West Virginia, where coverage is provided solely by the state instead of by private insurers.

•	Surety and executive risk — This business line includes:
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

•	Contract and commercial surety bonds, which guarantee a payment or reimbursement for financial losses resulting from dishonesty, failure to perform and other acts.

•	Fidelity bonds, which cover losses that policyholders incur as a result of fraudulent acts by specified individuals or dishonest acts by employees.

•	Directors and officers liability insurance, which covers liability for alleged errors in judgment, breaches of duty and wrongful acts related to activities of for-profit or nonprofit organizations. Our directors and officers liability policy can optionally include EPLI coverage.

•	Employers liability insurance, which protects employers against employee injuries not covered under workers’ compensation law.
•	Machinery and equipment — Specialized machinery and equipment coverage can provide protection for loss or damage to boilers and machinery, including production and computer equipment, from mechanical breakdown, steam explosion, or artificially generated electrical current.
In our 2005 Annual Report on Form 10-K, we provided financial information on our previous four reporting lines: commercial multi-peril, workers’ compensation, commercial auto and other liability. The table below provides data for the 2003 to 2005 period for the newly designated commercial business lines:

(Dollars in millions)				2005-2004	2004-2003
Calendar year	2005	2004	2003	Change %	Change %

Commercial property:
Written premiums	$476	$455	$430	4.5	6.0
Earned premiums	467	440	397	6.0	10.9
Loss and loss expenses incurred	300	240	207	24.9	16.2
Loss and loss expense ratio	64.2%	54.5%	52.0%
Loss and loss expense ratio excluding catastrophes	49.3	42.1	44.5
Commercial casualty:
Written premiums	$779	$708	$632	10.0	12.0
Earned premiums	759	686	582	10.7	17.7
Loss and loss expenses incurred	302	321	416	(5.9)	(22.8)
Loss and loss expense ratio	39.8%	46.8%	71.4%
Loss and loss expense ratio excluding catastrophes	39.8	46.8	71.4
Specialty packages:
Written premiums	$138	$135	$134	2.1	0.8
Earned premiums	137	133	131	2.5	2.2
Loss and loss expenses incurred	92	80	89	14.6	(9.7)
Loss and loss expense ratio	67.0%	59.9%	67.8%
Loss and loss expense ratio excluding catastrophes	61.8	47.5	61.9
Commercial auto:
Written premiums	$448	$458	$434	(2.2)	5.5
Earned premiums	457	450	419	1.5	7.4
Loss and loss expenses incurred	274	236	240	16.3	(1.8)
Loss and loss expense ratio	60.1%	52.4%	57.3%
Loss and loss expense ratio excluding catastrophes	60.0	52.1	56.4
Workers’ compensation:
Written premiums	$338	$320	$304	5.4	5.3
Earned premiums	328	313	293	5.1	6.9
Loss and loss expenses incurred	299	251	235	19.0	6.6
Loss and loss expense ratio	90.9%	80.3%	80.5%
Loss and loss expense ratio excluding catastrophes	90.9	80.3	80.5
Surety and executive risk
Written premiums	$85	$85	$74	(0.1)	14.4
Earned premiums	80	80	65	(0.8)	22.9
Loss and loss expenses incurred	27	21	23	27.9	(8.9)
Loss and loss expense ratio	34.2%	26.6%	35.9%
Loss and loss expense ratio excluding catastrophes	34.2	26.6	35.9
Machinery and equipment:
Written premiums	$26	$25	$23	6.8	7.3
Earned premiums	26	24	21	8.0	12.0
Loss and loss expenses incurred	6	5	8	17.1	(41.6)
Loss and loss expense ratio	22.4%	20.6%	39.6%
Loss and loss expense ratio excluding catastrophes	22.5	20.2	39.6

Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

The table below provides data for the three- and six-month periods for the commercial business lines:

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2006	2005	Change %	2006	2005	Change %

Commercial property:
Written premiums	$122	$122	(0.0)	$256	$248	2.9
Earned premiums	123	118	4.3	244	234	4.4
Loss and loss expenses incurred	69	50	37.3	156	130	20.7
Loss and loss expense ratio	55.8%	42.4%		64.2%	55.5%
Loss and loss expense ratio excluding catastrophes	39.9	41.2		44.9	52.9
Commercial casualty:
Written premiums	$209	$193	8.5	$437	$409	6.8
Earned premiums	208	192	8.3	405	375	8.1
Loss and loss expenses incurred	108	104	3.3	209	199	5.1
Loss and loss expense ratio	51.8%	54.3%		51.6%	53.0%
Loss and loss expense ratio excluding catastrophes	51.8	54.3		51.6	53.0
Specialty packages:
Written premiums	$34	$34	0.1	$74	$71	4.4
Earned premiums	35	34	2.2	71	68	4.0
Loss and loss expenses incurred	29	20	46.7	52	49	5.0
Loss and loss expense ratio	82.1%	57.2%		73.1%	72.4%
Loss and loss expense ratio excluding catastrophes	52.9	55.4		56.9	69.3
Commercial auto:
Written premiums	$115	$111	2.8	$240	$233	2.8
Earned premiums	112	112	(0.3)	224	225	(0.4)
Loss and loss expenses incurred	64	68	(5.5)	129	133	(3.3)
Loss and loss expense ratio	57.0%	60.2%		57.4%	59.0%
Loss and loss expense ratio excluding catastrophes	53.9	59.9		55.5	58.9
Workers compensation:
Written premiums	$91	$83	9.7	$203	$183	11.0
Earned premiums	90	82	9.7	178	161	10.5
Loss and loss expenses incurred	75	63	18.3	144	124	16.3
Loss and loss expense ratio	83.1%	77.0%		80.8%	76.8%
Loss and loss expense ratio excluding catastrophes	83.1	77.0		80.8	76.8
Surety and executive risk:
Written premiums	$24	$18	33.5	$46	$38	20.6
Earned premiums	24	19	24.8	45	38	16.6
Loss and loss expenses incurred	21	1	1,406.2	27	7	313.3
Loss and loss expense ratio	89.6%	7.4%		60.1%	16.9%
Loss and loss expense ratio excluding catastrophes	89.6	7.4		60.1	16.9
Machinery and equipment:
Written premiums	$8	$6	23.5	$15	$13	13.0
Earned premiums	7	6	7.0	14	13	4.7
Loss and loss expenses incurred	2	2	20.2	4	2	70.5
Loss and loss expense ratio	27.0%	24.1%		29.6%	18.1%
Loss and loss expense ratio excluding catastrophes	27.0	24.1		29.5	18.3

Commercial Property
Commercial property written premiums rose 2.9 percent in the first six months of 2006, with quarter-over-quarter changes reflecting timing differences. Commercial property results reflect the more competitive pricing environment in non-coastal markets. We continue to work to ensure we receive adequate premium for covered risks. This ongoing effort helps offset more competitive market conditions. We also continue to see a shift in our customer base to slightly larger accounts as our policy count remained relatively stable.
The commercial property loss and loss expense ratios for the three and six months were above the year-ago levels, reflecting significantly higher catastrophe losses. Excluding catastrophes, the ratios improved from the year-ago levels. The single large loss noted above contributed 10.2 percentage points to the commercial property ratio for the six months ended June 30, 2005.
Commercial Casualty
Commercial casualty written premiums rose 6.8 percent in the first six months of 2006, with quarter-over-quarter changes reflecting timing differences. We believe our commercial casualty premiums have benefited from the improving business economy and business growth although casualty pricing has become more competitive in recent months. Written premium growth reflected the higher rate levels of the past several years and evolution to a higher average premium per policy. The commercial casualty loss and loss expense ratios for the three and six months improved from the year-ago levels.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

Specialty Packages
Specialty packages written premiums rose 4.4 percent in the first six months of 2006, with quarter-over-quarter changes reflecting timing differences. The rollout we have begun of our commercial lines policy processing system should help us to meet changing agency needs and address the pricing, technology and service systems other carriers have introduced for similar products in recent years.
The specialty packages loss and loss expense ratios for the three and six months increased over the year-ago levels, primarily due to higher catastrophe losses. Excluding catastrophes, the ratios improved from the year-ago levels.
Commercial Auto
Commercial auto written premiums rose 2.8 percent in the first six months of 2006. Commercial auto is one of the package policy components that we renew and price annually.
The commercial auto loss and loss expense ratios for the three and six months of 2006 improved from the year-ago levels. We remain focused on commercial auto underwriting and rate levels, making certain that vehicle use is properly classified. Those actions and a declining industrywide frequency trend may continue to offset projected increases in industrywide severity.
Workers’ Compensation
Workers’ compensation written premiums rose 11.0 percent in the first six months of 2006. We believe workers’ compensation premiums are benefiting from the improving business economy and related payroll growth. Premiums also may be benefiting from initiatives to modestly expand our workers’ compensation business in selected states. In Ohio, our largest state on a consolidated basis, we cannot offer workers’ compensation coverage because it is a state monopoly, provided solely by the state instead of private insurers.
We pay a lower commission rate on workers’ compensation business, which means this line has a higher loss and loss expense breakeven point than our other commercial business lines. The workers’ compensation loss and loss expense ratio for the three and six months of 2006 was above the year-ago levels. We believe we generally have established adequate reserves for our workers’ compensation exposure. However, small shifts in medical cost inflation and estimated payout periods from current assumptions could have a significant effect on our potential future liability compared with our current projections.
Surety and Executive Risk
Surety and executive risk written premiums rose 20.6 percent in the first six months of 2006. The loss and loss expense ratio for the second quarter was above the first-quarter and year-ago levels due to several new losses and case reserve increases greater than $250,000, primarily related to directors and officers liability coverages. Surety and executive risk losses can fluctuate significantly, and we do not believe that the increase in the second-quarter ratio was indicative of any new trend or risk.
Machinery and Equipment
Machinery and equipment written premiums rose 13.0 percent in the first six months of 2006. The loss and loss expense ratio remained excellent.
Commercial Lines Insurance Outlook
A.M. Best anticipates industrywide commercial lines written premiums to rise approximately 2.3 percent in 2006. During the second quarter of 2006, agents continued to report that renewal pricing pressure was rising and that new business was requiring more pricing flexibility and more careful risk selection. We continue to need to use credits more frequently to retain renewals of quality business — the larger the account, the higher the credits, with variations by geographic region and class of business. Renewal rates on most coverages are flat to modestly down, exclusive of any changes in an account’s exposure.
We expect our commercial lines segment written premiums will rise for full-year 2006. We intend to continue to market our products to a broad range of business classes, price our products adequately and take a package approach. We also plan to maintain our underwriting selectivity and carefully manage our rate levels, as well as our programs that seek to accurately match exposures with appropriate premiums. We will continue to evaluate each risk individually and to make decisions regarding rates, the use of three-year commercial policies and other policy terms on a case-by-case basis, even in lines and classes of business that are under competitive pressure. New marketing territories staffed over the past several years and new agency appointments should contribute to commercial lines growth.
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
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

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
We believe our approach should allow us to maintain most of the positive underlying improvements in profitability that have occurred over the past several years, but we are carefully monitoring industry conditions, including the potential for higher construction costs that could affect commercial property claims severity. We do not believe favorable reserve development will contribute to underwriting profits as much in 2006 as in 2005 and 2004. In addition, underwriting expenses are rising. We discuss our overall outlook for the property casualty insurance operations in Measuring Our Success in 2006 and Beyond, Page 16.
Personal Lines Insurance Results Of Operations
Overview
Performance highlights for the personal lines segment include:
•	Premiums — As discussed in our 2005 Annual Report on Form 10-K, a variety of market- and company-specific factors have caused personal lines written premiums to decline on a year-over-year basis for the past four quarters, and earned premiums now are reflecting the written premium trend. The same factors have had an impact on new personal lines business. Personal lines new business premiums written directly by agencies were $8 million and $14 million in the three and six months ended June 30, 2006, compared with $9 million and $17 million in the three and six months ended June 30, 2005.

•	Combined ratio — Our personal lines combined ratio in the three and six months ended June 30, 2006, rose primarily due to higher catastrophe losses. As discussed below, other factors affecting the comparisons included higher losses in the other personal business line due to higher personal umbrella liability and dwelling fire losses, changes in commission and underwriting expenses as well as the adoption of stock option expensing.

Our personal lines statutory combined ratio was 106.4 percent and 101.6 percent in the three and six months ended June 30, 2006, compared with 93.6 percent in the comparable prior periods. Under statutory accounting principles, stock options expense is not included in the calculation of statutory income.
Personal Lines Results

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2006	2005	Change %	2006	2005	Change %

Written premiums	$211	$224	(5.9)	$372	$393	(5.1)

Earned premiums	$194	$202	(4.1)	$390	$404	(3.6)
Loss and loss expenses excluding catastrophes	121	115	5.2	229	242	(5.4)
Catastrophe loss and loss expenses	30	13	142.1	40	8	373.5
Commission expenses	42	46	(9.1)	83	84	(2.1)
Underwriting expenses	16	19	(18.5)	46	45	1.7

Underwriting profit (loss)	$(15)	$9	nm	$(8)	$25	nm

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	62.3%	56.7%		58.7%	59.8%
Catastrophe loss and loss expenses	15.6	6.2		10.3	2.1

Loss and loss expenses	77.9%	62.9%		69.0%	61.9%
Commission expenses	21.7	22.9		21.2	20.9
Underwriting expenses	8.0	9.5		11.8	11.2

Combined ratio	107.6%	95.3%		102.0%	94.0%

Loss and Loss Expenses (excluding catastrophe losses)
Loss and loss expenses include both net paid losses and reserve additions for unpaid losses as well as the associated loss expenses. The increase in the loss and loss expense ratio excluding catastrophes for the three months ended June 30, 2006, was largely due to higher losses in the other personal business line, reflecting higher dwelling fire losses and higher personal umbrella liability losses greater than $250,000. The decline in the ratio for the six months ended June 30, 2006, was primarily due to the improvement in the homeowner ratio excluding catastrophe losses, which offset the higher second-quarter other personal ratio. We discuss trends separately by personal lines of business beginning on Page 28.
We monitor incurred losses by size of loss, business line, risk category, geographic region, agency and field marketing territory, addressing concentrations or trends as needed. Our analysis for the first six months of
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

2006 indicated no significant concentrations other than trends in business lines that we address as part of our ongoing business operations. We also measure new losses and case reserve adjustments greater than $250,000 to track frequency and severity. These personal lines large losses and case reserve increases rose as a percent of earned premiums in the three and six months ended June 30, 2006, as noted above. We do not believe that the increases were indicative of any new trend.
Personal Lines Losses by Size

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2006	2005	Change %	2006	2005	Change %

Losses $1 million or more	$6	$2	192.6	$9	$2	295.4
Losses $250 thousand to $1 million	9	8	15.2	19	18	5.7
Development and case reserve increases of $250 thousand or more	7	2	221.4	12	9	40.1
Other losses excluding catastrophes	83	89	(5.3)	158	183	(13.7)

Total losses incurred excluding catastrophe losses	105	101	5.5	198	212	(6.5)
Catastrophe losses	30	13	142.1	40	8	373.5

Total losses incurred	$135	$114	20.7	$238	$220	8.1

Ratios as a percent of earned premiums:
Losses $1 million or more	3.5%	1.2%		2.3%	0.6%
Losses $250 thousand to $1 million	4.4	3.7		4.9	4.5
Development and case reserve increases of $250 thousand or more	3.5	1.0		3.1	2.1
Other losses excluding catastrophes	43.0	43.5		40.5	45.2

Loss ratio excluding catastrophe losses	54.4	49.4		50.8	52.4
Catastrophe losses	15.6	6.2		10.3	2.1

Total loss ratio	70.0%	55.6%		61.1%	54.5%

Commission Expenses
In the three months ended June 30, 2006, personal lines commission expense as a percent of earned premium declined 1.2 percentage points from the comparable 2005 period, primarily due to lower profit-sharing commissions resulting from lower underwriting profit. In the six months ended June 30, 2006, personal lines commission expense as a percent of earned premium rose 0.3 percentage points over the lower-than-normal level in the comparable 2005 period.
Profit-sharing, or contingent, commissions are calculated on the profitability of an agency’s aggregate book of business, taking into account longer-term profit, with a percentage for prompt payment of premiums and other criteria. These profit-based commissions reward our agents’ efforts, generally fluctuating with our loss and loss expenses. A refinement and subsequent release of a contingent commission over-accrual from 2004 lowered the ratio for the first six months of 2005 by 0.2 percentage points. Our 2006 contingent commission accrual reflects our estimate of the profit-sharing commissions to be paid to our agencies in early 2007.
Underwriting Expenses
In the three months ended June 30, 2006, personal lines noncommission underwriting expenses as a percent of earned premium declined 1.5 percentage points from the comparable 2005 period. The decline in the ratio largely was due to lower taxes, licenses and fees. The adoption of stock option expensing added 0.3 percentage points to the 2006 ratio.
In the six months ended June 30, 2006, noncommission underwriting expenses as a percent of earned premium rose 0.6 percentage points from the comparable 2005 period. The adoption of stock option expensing added 0.6 percentage points to the 2006 ratio. Higher technology expenses and higher amortization of deferred acquisition costs offset lower taxes, licenses and fees.
Line of Business Analysis
We prefer to write personal auto and homeowner coverages in personal lines packages that also may include coverages from the other personal business line. As a result, we believe that personal lines is best measured and evaluated on a segment basis. However, we provide the line of business data to summarize growth and profitability trends separately for the three business lines.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2006	2005	Change %	2006	2005	Change %

Homeowner:
Written premiums	$83	$81	1.8	$144	$140	3.1
Earned premiums	74	70	4.6	146	139	4.8
Loss and loss expenses incurred	68	53	28.5	115	98	17.3
Loss and loss expense ratio	93.1%	75.8%		78.6%	70.2%
Loss and loss expense ratio excluding catastrophes	60.0	61.2		56.5	65.9
Personal auto:
Written premiums	$104	$119	(12.3)	$184	$208	(11.9)
Earned premiums	98	110	(11.0)	199	221	(10.2)
Loss and loss expenses incurred	65	66	(2.2)	125	133	(6.1)
Loss and loss expense ratio	65.8%	59.9%		62.9%	60.1%
Loss and loss expense ratio excluding catastrophes	62.2	58.8		60.7	59.5
Other personal:
Written premiums	$24	$24	(3.0)	$44	$45	(2.4)
Earned premiums	22	22	(0.2)	45	44	(0.0)
Loss and loss expenses incurred	18	9	110.6	29	19	54.0
Loss and loss expense ratio	80.9%	38.3%		64.2%	41.7%
Loss and loss expense ratio excluding catastrophes	70.1	37.3		56.8	39.2

Homeowner
Written and earned premiums for the homeowner line rose slightly in the second quarter and first six months of 2006. Slowing written premium growth reflects lower policy renewal retention and new business levels offsetting higher rates. The rate of decline of new homeowner business premiums slowed in the second quarter to approximately 4 percent, with new policy counts and premiums rising in some of our higher volume personal lines states. We are continuing to modify selected rates and credits to improve our competitive position.
At June 30, 2006, approximately 70 percent of all homeowner policies had been converted to one-year terms, up from approximately 56 percent at year-end 2005. In Ohio, which represented 37.4 percent of homeowner premium volume in 2005, approximately 80 percent of homeowner policies had been converted to one-year terms. We are continuing to renew homeowner policies for three-year terms in nine of our lower premium volume states until preparation for the Diamond rollout begins in each of those states. Renewal rates on three-year policies reflect all rate changes enacted over the previous three years. This can cause those policies to renew at significantly higher prices, affecting retention, even when the new prices are competitive.
The loss and loss expense ratio excluding catastrophe losses for the second quarter was slightly improved from the year-ago level. The loss and loss expense ratio excluding catastrophe losses for the first six months of 2006 was substantially improved over the year-ago level primarily due to the benefit of rate actions taken over the past several years on results for the first six months of 2006.
In the three and six months ended June 30, 2006, catastrophe losses contributed 33.1 and 22.1 percentage points to the loss and loss expense ratio. In the three and six months ended June 30, 2005, catastrophe losses contributed 14.6 and 4.3 percentage points to the loss and loss expense ratio.
We continue to seek to improve homeowner results so that this line achieves profitability. We believe the full benefit of our pricing and underwriting actions will not be reflected in homeowner underwriting performance until late 2007. Other factors that could affect our ability to achieve our objective include:
•	Continued decline in written premium growth rate — We are working on a number of initiatives to make our rates competitive. Effective July 1, we introduced a limited program of policy credits that incorporate insurance scores into the pricing of our homeowner policies in most of the states in which our Diamond system is in use. These changes will lower premiums for some current policyholders, but may contribute to higher levels of new business growth by making our rates more competitive for our agent’s better customers.

•	Higher-than-anticipated level of catastrophe losses — Our performance target projects catastrophe losses as a percent of homeowner earned premium would be in the range of 17 percent. From 2003 to 2005, catastrophe losses have averaged approximately 21 percent of homeowner earned premiums due to higher-than-normal storm activity.

•	Higher-than-anticipated commission and underwriting expenses — We generally do not allocate noncommission expenses to individual business lines. To measure homeowner profitability, our target assumes that total commission and underwriting expenses would contribute approximately 31 percentage points to a homeowner combined ratio, including option expense. If written premium growth slows further, this ratio may be greater than 31 percent because some of our costs are relatively fixed, such as our planned investments in technology.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

Personal Auto
Personal auto written and earned premiums continued to decline in the second quarter and first six months of 2006. As noted above, the decline primarily was due to price competition in some states and territories, which has resulted in lower policy renewal retention and 21.8 percent lower new business premiums for the six months. We are continuing to modify selected rates and credits to improve our competitive position in many territories.
The personal auto loss and loss expense ratios for the second quarter and first six months of 2006 remained healthy, but were slightly higher than the year-ago levels, primarily due to the competitive environment.
Other Personal
Other personal written premiums were unchanged for the second quarter and decreased for the first six months of 2006 because of lower retention and new business for homeowner and personal auto, since we write most of our other personal coverages as part of homeowner-auto packages.
The loss and loss expense ratio for other personal rose in the second quarter and six months due to higher personal umbrella liability and dwelling fire losses. Personal umbrella losses can fluctuate significantly, and we do not believe that the increase in the second quarter was indicative of any new trend or risk.
Personal Lines Insurance Outlook
A.M. Best anticipates industrywide personal lines written premiums will rise approximately 2.9 percent in 2006, with personal auto premiums expected to rise about 2.5 percent and homeowner premiums expected to rise 4.2 percent. We anticipate our personal lines segment written premiums will decline for full-year 2006.
A number of factors contribute to the potential for longer-term growth of our personal lines premiums:
•	Competitive rates — We are implementing rate changes to make our personal auto and homeowner rates competitive. While these pricing refinements will lower premiums for some policyholders, we believe they present an opportunity to work with our agents to market the advantages of our personal lines products to their preferred clients, which could help us resume growing in this business segment.

•	Diamond introduction — By year-end 2006, the Diamond system is expected to be in use by agencies writing approximately 90 percent of personal lines premium volume. We believe the system makes it easier for agents to place homeowner, personal auto and other personal lines business with us, while providing direct-bill capabilities and greatly increasing policy-issuance and policy-renewal efficiencies. Agents using Diamond chose direct bill for 42 percent and headquarters printing for 80 percent of policy transactions in the first six months of 2006, options that generally were not available on our previous system.

•	New agencies — We are working to increase the number of agencies that offer our personal lines products, which also could contribute to personal lines growth. Our personal lines team is working closely with our field associates to introduce the benefits of our personal lines products to newly appointed agencies and to selected agencies that currently offer only our commercial lines products.
In addition to the premium trends we anticipate, several other factors may affect the personal lines combined ratio in 2006 and beyond. Personal lines underwriters continue to focus on insurance-to-value initiatives to verify that policyholders are buying the correct level of coverage for the value of the insured risk, and we are carefully maintaining underwriting standards. However, if premiums continue to decline, the 2006 personal lines expense ratio will be higher than the 2005 ratio because some of our costs are relatively fixed, such as our planned investments in technology. We discuss our overall outlook for the property casualty insurance operations in Measuring Our Success in 2006 and Beyond, Page 16.
Life Insurance Results Of Operations
Overview
Performance highlights for the life insurance segment include:
•	Revenues — Earned premiums reflected continued growth of gross in-force policy face amounts to $54.330 billion at June 30, 2006, up from $51.493 billion at year-end 2005. Our life insurance subsidiary reported total statutory net written premiums of $41 million and $81 million in the three and six months ended June 30, 2006, compared with $54 million and $107 million in the comparable 2005 periods. The change primarily was due to:
•	Statutory written premiums for term and other life insurance products rose 10.7 percent to $33 million for the three months ended June 30, 2006, and rose 12.4 percent to $62 million for the six months ended June 30, 2006.

•	Statutory written annuity premiums declined to $8 million and $17 million in the three and six months ended June 30, 2006, from $23 million and $50 million in the comparable 2005 periods.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

Since late 2005, we have de-emphasized annuities because of an unfavorable interest rate environment.
Total statutory written premiums for life insurance operations for all periods include life insurance, annuity and accident and health premiums.

•	Profitability — The life insurance segment reports a small GAAP profit because investment income is included in investment segment results, except investment income credited to contract holders (interest assumed in life insurance policy reserve calculations). The segment operating profit declined in the three and six months ended June 30, 2006, due to:
•	Higher mortality expenses compared with the year-earlier periods, however, mortality experience remained within pricing guidelines.

•	Adoption of stock option expensing, which added approximately $300,000 and $700,000, respectively, to other operating expenses.
At the same time, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. For that reason, we also evaluate GAAP data including all investment activities on life insurance-related assets.
GAAP net income on that basis was $10 million in the three months ended June 30, 2006, reflecting a $3 million decline in after-tax realized gains on investments, compared with GAAP net income of $13 million in the three months ended June 30, 2005. GAAP net income rose to $45 million in the six months ended June 30, 2006, compared with GAAP net income of $23 million in the six months ended June 30, 2006, reflecting a $23 million increase in after-tax realized gains on investments. The sale of ALLTEL common stock contributed $40 million of the $43 million pretax realized investment gain in the first six months of 2006.
Life Insurance Results

(In millions)	Three months ended June 30,			Six months ended June 30,
	2006	2005	Change %	2006	2005	Change %

Written premiums	$41	$54	(23.5)	$81	$107	(24.0)

Earned premiums	$29	$29	1.8	$56	$53	5.7
Separate account investment management fees	1	1	25.0	2	2	13.2

Total revenues	30	30	2.4	58	55	5.9

Contract holders benefits incurred	28	26	10.3	59	50	18.0
Investment interest credited to contract holders	(13)	(13)	4.8	(27)	(25)	7.3
Expenses incurred	13	14	(4.8)	24	25	(5.6)

Total expenses	28	27	4.8	56	50	11.4

Life insurance segment profit	$2	$3	(22.5)	$2	$5	(53.6)

Life Insurance Outlook
As the life insurance company seeks to improve penetration of our property casualty agencies, our objective is to increase premiums and contain expenses. Term insurance is our largest life insurance product line. We continue to introduce new term products with features our agents indicate are important. In addition to the changes in our term life insurance portfolio, we are implementing new universal life products. In the second half of 2006, we will be introducing cash value accumulation products for adults and children. This will help round out our universal life portfolio.
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
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

Investments Results of Operations
Overview
The investment segment contributes investment income and realized gains and losses to results of operations. Investments provide our primary source of pretax and after-tax profits.
•	Investment income — Consolidated pretax investment income rose 10.4 percent and 9.7 percent in the three and six months ended June 30, 2006. The growth in investment income reflected the strong cash flow for new investments, higher interest income from the growing fixed-maturity portfolio and increased dividend income from the common stock portfolio. In addition, proceeds from the sale of the ALLTEL holding that were used to make the applicable tax payments in June 2006 were invested in short-term instruments that generated approximately $2 million and $5 million in interest income in the three and six months ended June 30, 2006.

While increasing, dividend income has slightly declined as a percent of total investment income primarily due to the allocation of a larger portion of cash flow for fixed-maturity investments over the past two years. Fifth Third, our largest equity holding, contributed 44.5 percent and 44.7 percent of total dividend income in the three and six months ended June 30, 2006. We discuss our Fifth Third investment in Item 3, Quantitative and Qualitative Disclosures About Market Risk, Page 36.

We have begun participating in a securities lending program under which certain fixed maturity securities from our investment portfolio are loaned to other institutions for short periods of time. We require collateral equal to 102 percent of the market value of the loaned securities. The lending agent invests the collateral in accordance with our guidelines. In the three and six months ended June 30, 2006, the program generated net investment income, net of applicable fees, of $152,000 and $275,000. Based on terms of the agreement, we have the right to sell or re-pledge the collateral in the event of a default by the borrower. At June 30, 2006, the amount of collateral held was $898 million.

•	Net realized gains and losses — We reported pretax realized gains of $10 million and $669 million in the three and six months ended June 30, 2006. The previously announced sale of our holdings of ALLTEL common stock accounted for $647 million of the realized gain in the six-month period. The effect of other-than-temporary impairment charges and fair value changes due to the application of SFAS No. 133 was insignificant. We reported a net realized gain in the three and six months ended June 30, 2005, primarily due to realized gains from investment sales.
Investment Results

(In millions)	Three months ended June 30,			Six months ended June 30,
	2006	2005	Change %	2006	2005	Change %

Investment income:
Interest	$77	$70	9.2	$151	$138	9.3
Dividends	65	59	11.2	127	117	8.8
Other	3	2	56.0	7	4	58.2
Investment expenses	(2)	(2)	(50.7)	(4)	(3)	(30.2)

Total net investment income	143	129	10.4	281	256	9.7

Investment interest credited to contract holders	(13)	(13)	4.8	(27)	(25)	7.3

Net realized investment gains and losses:
Realized investment gains and losses	10	13	(17.5)	669	29	2,223.3
Change in valuation of embedded derivatives	1	0	10.1	3	(7)	152.3
Other-than-temporary impairment charges	0	0	100.0	(1)	0	(64.9)

Net realized investment gains (losses)	11	13	(12.3)	671	22	2,996.7

Investment operations income	$141	$129	8.7	$925	$253	266.1

Investments Outlook
We now believe investment income growth for 2006 could be in the range of 8.0 percent to 8.5 percent, up from our previous estimate of 6.5 percent to 7.0 percent range. Our outlook is based on the anticipated level of dividend income, the strong cash flow from insurance operations and the higher-than-normal allocation of new cash flow to fixed-maturity securities over the past two years. Dividend increases within the last 12 months by Fifth Third and another 35 of the 48 common stock holdings in the equity portfolio should add $23 million to annualized investment income.
In the first six months of 2006, our investment department used available cash flow from operations and the $558 million in total after-tax proceeds from the ALLTEL common stock sale to buy both equity and fixed-maturity investments. We anticipate dividends from the common equities purchased in the first six months of 2006 will replace $14 million of the $20 million in ALLTEL dividend income received in full-year 2005.
We believe impairments in 2006 should be limited to securities that have been identified for sale, have experienced a sharp decline in fair value or that experience prolonged pressure due to poor economic or
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

market conditions. All securities in the portfolio were trading at or above 70 percent of book value at June 30, 2006. Our asset impairment committee continues to monitor the investment portfolio. The current asset impairment policy is discussed in our 2005 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 37.
Other
Other income of the insurance subsidiaries, parent company operations and non-investment operations of CFC Investment Company and CinFin Capital Management Company resulted in $4 million and $3 million in revenues in three months ended June 30, 2006 and 2005. Revenues were $7 million and $5 million in the six months ended June 30, 2006 and 2005. Losses before income taxes of $11 million and $12 million in the three months ended June 30, 2006 and 2005, were primarily due to $13 million each year in interest expense from debt of the parent company. Losses before income taxes of $24 million and $27 million in the six months ended June 30, 2006 and 2005, were primarily due to $26 million each year in interest expense from debt of the parent company.
Taxes
Income tax expense was $43 million and $325 in the three and six months ended June 30, 2006, compared with $57 million and $108 million in the comparable prior period. The effective tax rate for the three and six months ended June 30, 2006, was 24.5 percent and 32.2 percent compared with 26.6 percent and 26.4 percent in the comparable prior periods.
Growth in the tax-exempt municipal bond portfolio, higher investment income from dividends and lower operating earnings contributed to the change in the effective tax rate for the three-months ended June 30, 2006. The sale of our ALLTEL common stock holdings in the first three months of 2006, which generated a $647 million pretax gain, was the primary reason for the change in effective tax rate for the six months.
We pursue a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. Tax-advantaged fixed-maturity investments are generally exempt from federal tax calculations. The dividend received deduction generally exempts 70 percent of qualified dividends from common and preferred stocks from federal tax calculations. Details regarding our effective tax rate are found in our 2005 Annual Report on Form 10-K, Item 8, Note 10 to the Consolidated Financial Statements, Page 93.
Liquidity and Capital Resources
We had shareholders’ equity of $6.065 billion at June 30, 2006, compared with $6.086 billion at year-end 2005. Total debt was $840 million, up from $791 million at year-end 2005.
Sources Of Liquidity
Subsidiary Dividends
Our insurance subsidiary declared dividends to the parent company of $125 million in the first six months of both 2006 and 2005. State of Ohio regulatory requirements restrict the dividends insurance subsidiaries can pay. During 2006, total dividends that our lead insurance subsidiary can pay to our parent company without regulatory approval are approximately $517 million.
Insurance Underwriting
Our property casualty and life insurance operations provide liquidity because premiums generally are received before losses are paid under the policies purchased with those premiums. After satisfying our cash requirements, excess cash flows are used for investment, increasing future investment income.
This table shows a summary of cash flow of the insurance subsidiary (direct method):

(In millions)	Six months ended June 30,
	2006	2005

Premiums collected	$1,625	$1,637
Loss and loss expenses paid	(913)	(839)
Commissions and other underwriting expenses paid	(562)	(540)

Insurance subsidiary cash flow from underwriting	150	258
Investment income received	233	206

Insurance subsidiary operating cash flow	$383	$464

Consolidated collected premiums declined as growth in property casualty written premiums was offset by lower annuity premiums from our life insurance segment. After paying higher claims and operating expenses, cash flows from underwriting for the six months ended June 30, 2006, were down approximately 40 percent
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

from the comparable 2005 periods. We discuss our future obligations for claims payments in our 2005 Annual Report on Form 10-K, Contractual Obligations, Page 59, and our future obligations for underwriting expenses in Commissions and Other Underwriting Expenses, Page 35. Based on our outlook for commercial lines, personal lines and life insurance, we believe that cash flows from underwriting could decline for full-year 2006. A lower level of cash flow available for investment could lead to reduced potential for increases in future investment income and capital gains.
Investing Activities
Investment income is a primary source of liquidity for both the parent company and insurance subsidiary. Realized gains also can provide liquidity, although we follow a buy-and-hold investment philosophy, seeking to compound cash flows over the long-term. During the six months ended June 30, 2006, we disposed of investments as follows:
•	Fixed maturities — Including calls, maturities and sales, fixed-maturity dispositions were approximately $216 million.

•	Equity securities — Total equity security sales were $884 million. We sold the remaining 12,700,164 shares of our ALLTEL common stock holding, generating proceeds of $764 million, in the first quarter of 2006. (We sold 475,000 shares of our ALLTEL holding in the fourth quarter of 2005.)
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
Capital Resources
At June 30, 2006, our debt-to-capital ratio was 12.2 percent. We had $791 million of long-term debt and $49 million in borrowings on our short-term lines of credit. We generally have minimized our reliance on debt financing although we may utilize lines of credit to fund short-term cash needs. At June 30, 2006, we had two lines of credit totaling $125 million with $49 million outstanding. In May 2006, CFC Investment Company, our commercial leasing and financing subsidiary, replaced $49 million of intercompany debt with borrowings against one of our short-term lines of credit to improve cash flow for the parent company.
We provide details of our three long-term notes in our 2005 Annual Report on Form 10-K, Item 8, Note 7 of the Consolidated Financial Statements, Page 91. None of the notes are encumbered by rating triggers. As of August 2, 2006, our senior debt issues were rated aa- by A.M. Best, A+ by Fitch, A2 by Moody’s and A by Standard & Poor’s.
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
Contractual Obligations
In our 2005 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 59, we estimated our future contractual obligations as of December 31, 2005. During the first six months of 2006, our contractual obligations were increased by the $49 million borrowed against one of our short-term lines of credit. We have $7 million of equipment with capital lease obligations. There were no material changes to the other estimates.
Commissions and Other Underwriting Expenses
In addition to our contractual obligations, our insurance operations use cash for commission and other underwriting expenses.
As discussed above, commissions and other underwriting expenses paid rose in the first six months of 2006, reflecting the operating expense trends we discuss in the Commercial Lines and Personal Lines Insurance Results of Operations, Page 21 and Page 27. Commission payments also include contingent, or profit-sharing, commissions, which are paid to agencies using a formula that takes into account agency profitability and other factors, such as prompt monthly payment of amounts due to the company. Commission payments
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

generally track with written premiums. Contingent commission payments for 2006, which will be made in early 2007, will be partially influenced by the excellent profitability generated in 2005 and 2004.
Many of our operating expenses are not contractual obligations, but reflect the ongoing expenses of our business. Staffing is the largest component of our operating expenses and is expected to rise again in 2006, reflecting the 4.3 percent average annual growth in our associate base over the past three years. Our associate base has grown as we focus on enhancing service to our agencies, processing higher volumes of business and staffing additional field territories. Other expenses should rise in line with our growth.
Investing Activities
Excess cash flows from underwriting, investment and other corporate activities are invested in fixed-maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. See our 2005 Annual Report on Form 10-K, Item 1, Investments Segment, Page 15, for a discussion of our investment strategy, portfolio allocation and quality.
We have long favored investing in equities securities, along with a proper balance of fixed maturity investments, to achieve growth in both investment income and book value. We seek to maintain equity investment consistent with both this approach and various regulatory parameters.
In the first six months of 2006, our investment department allocated a portion of available cash flow from operations and the $558 million in total after-tax proceeds from the ALLTEL common stock sale to common stock investments. We also purchased a variety of fixed maturity investments, including preferred securities.
Uses of Capital
Uses of cash to enhance shareholder return include:
•	Dividends to shareholders — In February 2006, the board of directors authorized a 9.8 percent increase in the regular quarterly cash dividend to an indicated annual rate of $1.34 per share. During the first six months of 2006, $112 million was used for dividends to shareholders.

•	Common stock repurchase — During the first six months of 2006, we used $88 million to repurchase 2.0 million shares of our common stock at an average price of $44.15. The details of the 2006 repurchase activity are described in Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, Page 41.

In 2005, the board authorized a 10 million share repurchase program to replace a program authorized in 1999. At June 30, 2006, 7.466 million shares remained authorized for repurchase under the 2005 program. We do not adjust number of shares repurchased and average price per repurchased share for stock dividends.
Property Casualty Insurance Reserves
Commercial Lines Insurance Segment Reserves
For the business lines in the commercial lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves. Total gross reserves were up slightly from year-end 2005 primarily because of higher 2006 catastrophe losses.

(In millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
	reserves	reserves	reserves	reserves	of total

At June 30, 2006
Commercial property	$145	$31	$38	$214	6.4%
Commercial casualty	903	460	435	1,798	54.3
Specialty packages	73	2	11	86	2.6
Commercial auto	260	57	65	382	11.6
Workers’ compensation	320	325	86	731	22.1
Surety and executive risk	60	0	35	95	2.8
Machinery and equipment	2	3	0	5	0.2

Total	$1,763	$878	$670	$3,311	100.0%

At December 31, 2005
Commercial property	$135	$40	$36	$211	6.6%
Commercial casualty	859	451	423	1,733	54.6
Specialty packages	63	0	12	75	2.4
Commercial auto	268	55	65	388	12.2
Workers’ compensation	283	333	79	695	21.9
Surety and executive risk	36	0	32	68	2.1
Machinery and equipment	3	3	0	6	0.2

Total	$1,647	$882	$647	$3,176	100.0%

Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

Personal Lines Insurance Segment Reserves
For the business lines in the personal lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves. Total gross reserves were down slightly from year-end 2005 despite higher catastrophe losses due to a lower policy count.

(In millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
	reserves	reserves	reserves	reserves	of total

At June 30, 2006
Personal auto	$166	$6	$35	$207	46.2%
Homeowners	69	16	18	103	22.9
Other personal	58	69	12	139	30.9

Total	$293	$91	$65	$449	100.0%

At December 31, 2005
Personal auto	$175	$4	$34	$213	47.1%
Homeowners	70	21	18	109	24.0
Other personal	52	67	12	131	28.9

Total	$297	$92	$64	$453	100.0%

Life Insurance Reserves
Gross life policy reserves were $1.372 billion at June 30, 2006, compared with $1.343 billion at year-end 2005. We establish reserves for traditional life insurance policies based on expected expenses, mortality, morbidity, withdrawal rates and investment yields, including a provision for uncertainty. Once these assumptions are established, they generally are maintained throughout the lives of the contracts. We use both our own experience and industry experience adjusted for historical trends in arriving at our assumptions for expected mortality, morbidity and withdrawal rates. We use our own experience and historical trends for setting our assumptions for expected expenses. We base our assumptions for expected investment income on our own experience adjusted for current economic conditions.
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
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

The fair value (market value) of our investment portfolio was $12.459 billion and $12.657 billion at June 30, 2006, and December 31, 2005, respectively.

(In millions)	At June 30, 2006		At December 31, 2005
	Book value	Fair value	Book value	Fair value

Taxable fixed maturities	$3,402	$3,352	$3,304	$3,359
Tax-exempt fixed maturities	2,299	2,277	2,083	2,117
Common equities	2,311	6,611	1,961	6,936
Preferred equities	221	219	167	170
Short-term investments	0	0	75	75

Total	$8,233	$12,459	$7,590	$12,657

The ratio of investment assets to total assets for the parent company was 31.1 percent at June 30, 2006, compared with 33.9 percent at year-end 2005.
Fixed-Maturity Investments
By allocating a significant portion of investment cash flows to the fixed income portfolio over the longer-term, we believe we enhance portfolio stability and diversity. Compared with common stocks, fixed-income investments generally are less volatile and provide a more consistent income stream. Overall credit risk is reduced by diversifying the fixed-income portfolio among approximately 1,840 securities.
Interest Rate Sensitivity Analysis
Because of our strong surplus, long-term investment horizon and ability to hold most fixed-maturity investments until maturity, we believe the company is well positioned if interest rates continue to rise. A higher rate environment would provide the opportunity to invest cash flow in higher-yielding securities, while reducing the likelihood of calls of the higher-yielding U.S. agency paper purchased over the past year. While higher interest rates would be expected to continue to increase the number of fixed-maturity holdings trading below 100 percent of book value, we believe lower fixed-maturity security values due solely to interest rate changes would not signal a decline in credit quality.
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
We measure modified duration and duration to worst. The table below summarizes the effect of hypothetical changes in interest rates on the fixed-maturity portfolio under both duration scenarios:

(In millions)	Fair value	Modified duration		Duration to worst
	of fixed	100 basis	100 basis	100 basis	100 basis
	maturity	point spread	point spread	point spread	point spread
	portfolio	decrease	increase	decrease	increase

At June 30, 2006	$5,629	$6,015	$5,243	$5,968	$5,290

At December 31, 2005	5,476	5,868	5,084	5,779	5,173

The modified duration of our bond portfolio currently is 6.7 years and the modified duration of the redeemable preferred portfolio currently is 12.2 years. A 100 basis-point movement in interest rates would result in an approximately 6.9 percent change in the market value of the combined portfolios. Generally speaking, the higher a bond’s rating, the more directly correlated movements in its market value will be to changes in the general level of interest rates. Therefore, the municipal bond portfolio is more likely to respond to a changing interest rate scenario. Our U.S. agency paper portfolio, because it generally has very little call protection, has a low duration and would not be expected to be as responsive to rate movements. Lower investment grade and high-yield corporate bond values are driven by credit spreads, as well as their durations, in response to interest rate movements.
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
Short-Term Investments
Our short-term investments present minimal risk as we generally purchase the highest quality commercial paper. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as taxes. At June 30, 2006, we had no short-term investments compared with $75 million at year-end
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

2005. Funds to make the tax payments related to the sale of our ALLTEL holding were held in short-term investments pending that payment in June 2006.
Equity Investments
We believe our equity investment style — centered on companies that pay and increase dividends to shareholders — is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. We believe that the continued payment of cash dividends by the issuers of the common equities we hold also should provide support to their valuation.
At June 30, 2006, we held 13 individual equity positions valued at approximately $100 million or above. These equity positions accounted for 96.7 percent of the unrealized appreciation of the entire portfolio.

(Dollars in millions)	As of and for the quarter ended June 30, 2006
	Actual	Fair	Percent of	Earned dividend
	cost	value	fair value	income

Fifth Third Bancorp	$283	$2,689	40.6%	$57
ExxonMobil Corporation	134	550	8.3	6
The Procter & Gamble Company	192	406	6.1	4
National City Corporation	172	355	5.4	7
PNC Financial Services Group, Inc.	62	330	5.0	5
Johnson & Johnson	194	216	3.3	2
U.S. Bancorp	140	206	3.1	4
Wyeth	62	197	3.0	2
AllianceBernstein Holding L.P.	53	195	2.9	6
Wells Fargo & Company	96	182	2.8	3
Piedmont Natural Gas Company, Inc.	64	137	2.1	3
FirstMerit Corporation	54	112	1.7	3
Sky Financial Group, Inc.	91	110	1.7	2
All other common stock holdings	714	926	14.0	14

Total	$2,311	$6,611	100.0%	$118

Our investments are heavily weighted toward the financials sector, which represented 64.8 percent of the total fair value of the common stock portfolio at June 30, 2006. Financials sector investments typically underperform the overall market during periods when interest rates are expected to rise. We historically have seen these types of short-term fluctuations in market value of its holdings as potential buying opportunities but are cognizant that a prolonged downturn in this sector could create a long-term negative effect on the portfolio.
Over the longer term, our objective is for the performance of our equity portfolio to exceed that of the broader market. Over the five years ended June 30, 2006, our compound annual equity portfolio return was a negative 0.5 percent compared with a compound annual total return of 2.5 percent for the Standard & Poor’s 500 Index, a common benchmark of market performance. Our equity portfolio underperformed our benchmark primarily because of the decline in the market value of our holdings of Fifth Third common stock, which generated a negative annualized return of 6.9 percent for that five-year period. In the first six months of 2006, our equity portfolio’s total return of 1.4 percent compared with the Index’s total return of 2.7 percent.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

Fifth Third Bancorp Holding
The after-tax unrealized gain on our Fifth Third common stock holding accounted for 25.8 percent of our shareholders’ equity at June 30, 2006, and dividends earned from our Fifth Third investment were 20.2 percent of our net investment income in the first six months of 2006.

(In millions except market price data)	Six months ended June 30,
	2006	2005

Fifth Third Bancorp common stock holding:
Dividends earned	$57	$51
Percent of total net investment income	20.2%	19.9%

	At June 30,	At December 31,
	2006	2005

Shares held	73	73
Closing market price of Fifth Third	$36.95	$37.72
Book value of holding	283	283
Fair value of holding	2,689	2,745
After-tax unrealized gain	1,564	1,600

Market value as a percent of total equity investments	39.4%	38.6%
Market value as a percent of invested assets	21.5	21.6
Market value as a percent of total shareholders’ equity	44.3	45.1
After-tax unrealized gain as a percent of total shareholders’ equity	25.8	26.3

Based on the number of shares of Fifth Third that we owned at June 30, 2006, a 10 percent change in its currently stated quarterly dividend on an annual basis would result in a $12 million change in our annualized pretax investment income.
Every $1.00 change in the market price of Fifth Third’s common stock has approximately a 27 cent impact on our book value per share. A 20 percent change in the market price of Fifth Third’s common stock from its June 30, 2006, closing price would result in a $538 million change in assets and a $350 million change in after-tax unrealized gains.
Unrealized Investment Gains and Losses
At June 30, 2006, unrealized investment gains before taxes totaled $4.413 billion and unrealized investment losses in the investment portfolio amounted to $187 million.
Unrealized Investment Gains
The unrealized gains at June 30, 2006, were due to long-term gains from our holdings of Fifth Third common stock, which contributed 56.8 percent of the gain, and from our other common stock holdings, including ExxonMobil Corporation, The Procter & Gamble Company and PNC Financial Services Group, which each contributed at least 5 percent of the gain.
Reflecting our long-term investment philosophy, of the 747 securities trading at or above book value at June 30, 2006, 678 or 90.8 percent, have shown unrealized gains for more than 24 months.
Unrealized Investment Losses — Potential Other-than-temporary Impairments
At June 30, 2006, 1,176 of the 1,923 securities we owned were trading below 100 percent of book value compared with 732 of the 1,814 securities we owned at December 31, 2005. We deem the risk related to securities trading between 70 percent and 100 percent of book value to be relatively minor and at least partially offset by the investment income potential of these investments.
•	1,150 of these holdings were trading between 90 percent and 100 percent of book value. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 1,150 securities was $4.012 billion at June 30, 2006, and they accounted for $162 million in unrealized losses.

•	26 of these holdings were trading between 70 percent and 90 percent of book value at June 30, 2006. The fair value of these holdings was $166 million, and they accounted for the remaining $25 million in unrealized losses. These holdings are being monitored for credit- and industry-related risk factors, but we believe the changes in value primarily are due to normal fluctuations and economic factors.

Of these securities, five are common or preferred stocks in a variety of industries with market values between 80 percent and 90 percent of book value at June 30, 2006. The fair value of these five securities was $87 million and they accounted for $12 million of unrealized losses. The remaining 21 are fixed-maturity securities with a total fair value of $79 million. Only one of the 26 holdings was trading
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

between 75 percent and 80 percent of book value and no holdings are trading between 70 percent and 75 of book value.

•	No holdings were trading below 70 percent of book value at June 30, 2006.
The following table summarizes the investment portfolio by period of time:

(Dollars in millions)				Gross	Gross
	Number			unrealized	investment
	of issues	Book value	Fair value	gain/loss	income

At June 30, 2006
Portfolio summary:
Trading below 70% of book value	0	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	1,176	4,365	4,178	(187)	97
Trading at 100% and above of book value	747	3,868	8,281	4,413	173
Securities sold in current year	0	0	0	0	8

Total	1,923	$8,233	$12,459	$4,226	$278

At December 31, 2005
Portfolio summary:
Trading below 70% of book value	2	$12	$8	$(4)	$1
Trading at 70% to less than 100% of book value	730	2,894	2,820	(74)	118
Trading at 100% and above of book value	1,082	4,684	9,829	5,145	387
Securities sold in current year	0	0	0	0	18

Total	1,814	$7,590	$12,657	$5,067	$524

The following table summarizes the investment portfolio:

(Dollars in millions)	6 Months or less		> 6 - 12 Months		> 12 - 24 Months		> 24 - 36 Months

		Gross		Gross		Gross		Gross
	Number of	unrealized	Number of	unrealized	Number of	unrealized	Number of	unrealized
	issues	gain/loss	issues	gain/loss	issues	gain/loss	issues	gain/loss

Taxable fixed maturities:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	163	(21)	164	(50)	68	(23)	33	(19)
Trading at 100% and above of book value	15	1	6	1	6	3	286	58

Total	178	(20)	170	(49)	74	(20)	319	39

Tax-exempt fixed maturities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	293	(11)	357	(28)	45	(7)	21	(3)
Trading at 100% and above of book value	14	0	1	0	9	0	359	28

Total	307	(11)	358	(28)	54	(7)	380	25

Common equities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	3	(8)	1	0	2	(9)	0	0
Trading at 100% and above of book value	7	187	1	7	3	2	31	4,121

Total	10	179	2	7	5	(7)	31	4,121

Preferred equities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	21	(5)	4	(2)	0	0	1	(1)
Trading at 100% and above of book value	2	0	2	0	3	0	2	5

Total	23	(5)	6	(2)	3	0	3	4

Summary:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	480	(45)	526	(80)	115	(39)	55	(23)
Trading at 100% and above of book value	38	188	10	8	21	5	678	4,212

Total	518	$143	536	$(72)	136	$(34)	733	$4,189

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures — The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
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
Changes in Internal Control over Financial Reporting — During the three months ended June 30, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The board of directors has authorized share repurchase programs (see the 2005 Annual Report on Form 10-K, Cash Flow, for information on the historic programs). In the first six months of 2006, repurchases were made as follows:

			Total number of	Maximum number of
			shares purchased as	shares that may yet
			part of publicly	be purchased under
	Total number of	Average price	announced plans or	the plans or
Month	shares purchased	paid per share	programs	programs

January 1-31, 2006	0	$0.00	0	9,466,035
February 1-28, 2006	537,322	44.12	537,322	8,928,713
March 1-31, 2006	1,312,678	43.96	1,312,678	7,616,035
April 1-30, 2006	0	0.00	0	7,616,035
May 1-31, 2006	0	0.00	0	7,616,035
June 1-30, 2006	150,000	45.89	150,000	7,466,035

Totals	2,000,000	44.15	2,000,000

1.	Shares and share prices on this table are not adjusted for stock dividends.

2.	The current repurchase program was announced on August 19, 2005, and became effective on September 1, 2005. It replaced a program which had been in effect since 1999.

3.	The share amount approved for repurchase in 1999 was 17 million shares.

4.	The repurchase program has no expiration date.

5.	No repurchase program has expired during the period covered by the above table, but the 1999 program was superseded by the 2005 program and no further repurchases will occur under the 1999 program.

6.	The share amount approved for repurchase under the 2005 program is 10 million shares. At the time the 1999 program was replaced by the 2005 program, it had 2,739,942 shares remaining. All of the repurchases reported in the table above were repurchased under the 2005 program.

Item 3.	Defaults upon Senior Securities
The company has not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.

Item 4.	Submission of Matters to a Vote of Security Holders
The registrant held its Annual Meeting of Shareholders on May 6, 2006, for which the board of directors solicited proxies. All nominees named in the registrant’s Proxy Statement were elected for terms expiring in 2009.

	Shares (in millions)
	For	Withheld

William F. Bahl, CFA	142	13
James E. Benoski	149	6
Gretchen W. Price	150	5
John J. Schiff, Jr., CPCU	149	6
E. Anthony Woods	145	10
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

Directors whose term of office as a director continues after the 2006 Annual Meeting of Shareholders and their respective term expirations are as follows:
Term Expires in 2007:
Michael Brown
Dirk J. Debbink
John M. Shepherd
Douglas S. Skidmore
Term Expires in 2008:
Kenneth C. Lichtendahl
W. Rodney McMullen
Thomas R. Schiff
John F. Steele, Jr.
Larry R. Webb, CPCU
Shareholders ratified the selection of Deloitte & Touche LLP as the company’s independent registered public accounting firm for 2006.

Shares (in millions)
For	Against	Abstain

152	2	1
Shareholders approved Cincinnati Financial Corporation Incentive Compensation Plan.

Shares (in millions)
For	Against	Abstain

149	4	2
Shareholders adopted Cincinnati Financial Corporation 2006 Stock Compensation Plan.

Shares (in millions)
For	Against	Abstain

126	7	2

Item 5.	Other Information
None.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1A	Amended Articles of Incorporation of Cincinnati Financial Corporation (1)
3.1B	Amendment to Article Fourth of Amended Articles of Incorporation of Cincinnati Financial Corporation (2)
3.2	Regulations of Cincinnati Financial Corporation (3)
4.1	Indenture with The Bank of New York Trust Company (4)
4.2	Supplemental Indenture with The Bank of New York Trust Company (4)
4.3	Second Supplemental Indenture with The Bank of New York Trust Company (5)
4.4	Form of 6.125% Exchange Note Due 2034 (included in Exhibit 4.2)
4.5	Form of 6.92% Debentures Due 2028 (included in Exhibit 4.3)
4.6	Indenture with the First National Bank of Chicago (subsequently assigned to The Bank of New York Trust Company) (6)
4.7	Form of 6.90% Debentures Due 2028 (included in Exhibit 4.6)
10.1	Agreement with Messer Construction (7)
10.2	Stock Repurchase Agreement dated November 12, 2004 with Robert C. Schiff, Trustee, Robert C. Schiff Revocable Trust (7)
10.3	Purchase Agreement with J.P. Morgan Securities Inc. and UBS Securities LLC (8)
10.4	2003 Non-Employee Directors’ Stock Plan (9)
10.5	Cincinnati Financial Corporation Stock Option Plan No. V (10)
10.6	Cincinnati Financial Corporation Stock Option Plan No. VI (11)
10.7	Cincinnati Financial Corporation Stock Option Plan No. VII (12)
10.8	Standard Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. V (7)
10.9	Standard Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. VI (7)
10.10	Standard Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. VII (7)
10.11	Cincinnati Financial Corporation Stock Option Plan No. VIII (9)
10.12	Registration Rights Agreement with J.P. Morgan Securities Inc. and UBS Securities LLC (4)
10.13	Form of Dealer Manager Agreement between Cincinnati Financial and UBS Securities LLC (13)
10.14	Cincinnati Financial Corporation Incentive Compensation Plan (14)
10.15	Cincinnati Financial Corporation 2006 Stock Compensation Plan (14)
10.16	Standard Form of Combined Incentive/Nonqualified Stock Option for Stock Option Plan VI (15)
10.17	364-Day Credit Agreement by and among Cincinnati Financial Corporation and CFC Investment Company, as Borrowers, and Fifth Third Bank, as Lender (16)
10.18	Director and Named Executive Officer Compensation Summary (17)
10.19	Executive Compensation Plan (18)
10.20	Amendment No. 1 to Credit Agreement by and among Cincinnati Financial Corporation and CFC investment Company, as Borrower, and Fifth Third Bank, as lender. (19)
11	Statement re: Computation of per share earnings for the three months ended June 30 2006 and 2005, contained in Exhibit 11 of this report, Page 45
14	Cincinnati Financial Corporation Code of Ethics for Senior Financial Officers (20)
21	Cincinnati Financial Corporation Subsidiaries contained in the 2005 Annual Report on Form 10-K, Part I, Item 1, Page 1
31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 — Chief Executive Officer, Page 46
31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 — Chief Financial Officer, Page 47
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, Page 48

(1)	Incorporated by reference to the company’s 1999 Annual Report on Form 10-K dated March 23, 2000 (File No. 000-04604).

(2)	Incorporated by reference to Exhibit 3(i) filed with the company’s Current Report on Form 8-K dated July 15, 2005.

(3)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 2, 1992, Exhibit 2 (File No. 000-04604).

(4)	Incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034.

(5).	Incorporated by reference to the company’s Current Report on Form 8-K dated May 9, 2005, filed with respect to the completion of the company’s exchange offer and rescission offer for its 6.90% senior debentures due 2028.

(6)	Incorporated by reference to the company’s registration statement on Form S-3 effective May 22, 1998 (File No. 333-51677).

(7)	Incorporated by reference to the company’s 2004 Annual Report on Form 10-K dated March 11, 2005.

(8)	Incorporated by reference to the company’s Current Report on Form 8-K dated November 1, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034.

(9)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 21, 2005.

(10)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 2, 1996 (File No. 000-04604).

(11)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 1, 1999 (File No. 000-04604).

(12)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 8, 2002.

(13)	Incorporated by reference to the company’s Registration Statement on Form S-4 filed March 21, 2005 (File No. 333-123471).

(14)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 30, 2006.

(15).	Incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated July 15, 2005.

(16)	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated May 31, 2005.

(17)	Incorporated by reference to the company’s Definitive Proxy Statement to be filed no later than April 14, 2006.

(18)	Incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated November 23, 2005.

(19)	Incorporated by reference to Exhibit 10.01 filed with the company’s Current Report on Form 8-K dated May 26, 2006.

(20)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 18, 2004.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CINCINNATI FINANCIAL CORPORATION
Date: August 2, 2006
/S/ Kenneth W. Stecher

Kenneth W. Stecher
Chief Financial Officer, Executive Vice President, Secretary and Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2006