Form 10-Q
period 2006-09-30
CINCINNATI FINANCIAL CORP
filed 2006-11-01
CIK 20286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2006.

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
☐ Yes       ☑ No
As of October 25, 2006, there were 173,247,863 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS AND NINE MONTHS ENDED
SEPTEMBER 30, 2006

Cincinnati Financial Corporation
2	Form 10-Q for the quarter ended September 30, 2006

Part I – Financial Information
Item 1. Financial Statements
Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in millions except per share data)	2006	2005
	(unaudited)
ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2006—$5,719; 2005—$5,387)	$5,790	$5,476
Equity securities, at fair value (cost: 2006—$2,574; 2005—$2,128)	7,256	7,106
Short-term investments, at fair value (amortized cost: 2005—$75)	0	75
Other invested assets	58	45
Cash and cash equivalents	239	119
Securities lending collateral	1,016	0
Investment income receivable	115	117
Finance receivable	106	105
Premiums receivable	1,166	1,116
Reinsurance receivable	701	681
Prepaid reinsurance premiums	13	14
Deferred policy acquisition costs	458	429
Land, building and equipment, net, for company use (accumulated depreciation: 2006—$253; 2005—$232)	185	168
Other assets	63	66
Separate accounts	505	486

Total assets	$17,671	$16,003

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$3,878	$3,661
Life policy reserves	1,389	1,343
Unearned premiums	1,623	1,559
Securities lending payable	1,016	0
Other liabilities	459	455
Deferred income tax	1,497	1,622
Notes payable	49	0
6.125% senior notes due 2034	371	371
6.9% senior debentures due 2028	28	28
6.92% senior debenture due 2028	392	392
Separate accounts	505	486

Total liabilities	11,207	9,917

SHAREHOLDERS’ EQUITY
Common stock, par value-$2 per share; authorized: 2006-500 million shares, 2005- 500 million shares; issued: 2006-195 million shares, 2005-194 million shares	391	389
Paid-in capital	1,005	969
Retained earnings	2,714	2,088
Accumulated other comprehensive income	3,093	3,284
Treasury stock at cost (2006—22 million shares, 2005—20 million shares)	(739)	(644)

Total shareholders’ equity	6,464	6,086

Total liabilities and shareholders’ equity	$17,671	$16,003

Accompanying notes are an integral part of this statement.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2006	3

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Income

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(In millions except per share data)	2006	2005	2006	2005
	(unaudited)		(unaudited)
REVENUES
Earned premiums
Property casualty	$791	$765	$2,362	$2,283
Life	28	25	84	78
Investment income, net of expenses	144	134	425	390
Realized investment gains and losses	0	16	671	38
Other income	4	4	14	12

Total revenues	967	944	3,556	2,801

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	549	528	1,596	1,470
Commissions	156	160	478	476
Other operating expenses	83	74	243	213
Taxes, licenses and fees	19	17	58	52
Increase in deferred policy acquisition costs	(5)	(5)	(27)	(23)
Interest expense	13	13	39	39
Other expenses	4	6	12	12

Total benefits and expenses	819	793	2,399	2,239

INCOME BEFORE INCOME TAXES	148	151	1,157	562

PROVISION (BENEFIT) FOR INCOME TAXES
Current	23	19	363	126
Deferred	10	15	(6)	17

Total provision for income taxes	33	34	357	143

NET INCOME	$115	$117	$800	$419

PER COMMON SHARE
Net income—basic	$0.67	$0.67	$4.61	$2.39
Net income—diluted	$0.66	$0.66	$4.56	$2.37
Accompanying notes are an integral part of this statement.

Cincinnati Financial Corporation
4	Form 10-Q for the quarter ended September 30, 2006

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Shareholders’ Equity

	Nine months ended Sept. 30,
(In millions)	2006	2005
	(unaudited)
COMMON STOCK — NUMBER OF SHARES
Beginning of year	174	167
5% stock dividend	0	9
Stock options exercised	1	0
Purchase of treasury shares	(2)	(1)

End of period	173	175

COMMON STOCK
Beginning of year	$389	$370
5% stock dividend	0	19
Stock options exercised	2	0

End of period	391	389

PAID-IN CAPITAL
Beginning of year	969	618
5% stock dividend	0	341
Stock options exercised	22	6
Share-based compensation	14	0

End of period	1,005	965

RETAINED EARNINGS
Beginning of year	2,088	2,057
Net income	800	419
5% stock dividend	0	(360)
Dividends declared	(174)	(158)

End of period	2,714	1,958

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	3,284	3,787
Change in accumulated other comprehensive income, net	(191)	(458)

End of period	3,093	3,329

TREASURY STOCK
Beginning of year	(644)	(583)
Purchase	(95)	(45)
Reissued for stock options	0	2

End of period	(739)	(626)

Total shareholders’ equity	$6,464	$6,015

COMPREHENSIVE INCOME
Net income	$800	$419
Change in accumulated other comprehensive income, net	(191)	(458)

Total comprehensive income	$609	$(39)

Accompanying notes are an integral part of this statement.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2006	5

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Cash Flows

	Nine months ended Sept. 30,
(In millions)	2006	2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$800	$419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	26	22
Share-based compensation expense	14	0
Realized (gains) on investments	(671)	(38)
Interest credited to contract holders	22	21
Changes in:
Investment income receivable	2	(7)
Premiums and reinsurance receivable	(69)	(75)
Deferred policy acquisition costs	(27)	(24)
Other assets	3	(11)
Loss and loss expense reserves	217	157
Life policy reserves	53	83
Unearned premiums	64	67
Other liabilities	(12)	(20)
Deferred income tax	(6)	17
Current income tax	4	(46)

Net cash provided by operating activities	420	565

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities investments	76	156
Call or maturity of fixed maturities investments	225	400
Sale of equity securities investments	850	70
Collection of finance receivables	26	24
Purchase of fixed maturities investments	(611)	(1,085)
Purchase of equity securities investments	(644)	(136)
Change in short-term investments, net	79	19
Investment in buildings and equipment, net	(37)	(34)
Investment in finance receivables	(30)	(29)
Change in other invested assets, net	(10)	(7)
Change in securities lending collateral	(1,016)	0

Net cash used in investing activities	(1,092)	(622)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(170)	(151)
Purchase/issuance of treasury shares	(95)	(43)
Increase in notes payable	49	0
Proceeds from stock options exercised	21	7
Contract holder funds deposited	28	77
Contract holder funds withdrawn	(57)	(41)
Change in securities lending payable	1,016	0
Excess tax benefits on share-based compensation	2	0
Other	(2)	0

Net cash provided by (used in) financing activities	792	(151)

Net increase (decrease) in cash and cash equivalents	120	(208)
Cash and cash equivalents at beginning of period	119	306

Cash and cash equivalents at end of period	$239	$98

Supplemental disclosures of cash flow information:
Interest paid	$26	$26
Income taxes paid	360	172
Non-cash activities
Conversion and exchanges of investment securities	$50	$34
Equipment acquired with capital lease obligations	7	0
Accompanying notes are an integral part of this statement.

Cincinnati Financial Corporation
6	Form 10-Q for the quarter ended September 30, 2006

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
Our September 30, 2006, condensed consolidated financial statements are unaudited. We believe that all adjustments, consisting only of normal recurring accruals, have been made that are necessary for fair presentation. The results of operations for interim periods are not necessarily an indication of results to be expected for the full year.
Investments
Fixed maturities (bonds and redeemable preferred stocks) and equity securities (common and non-redeemable preferred stocks) have been classified as available for sale and are stated at fair values at September 30, 2006, and December 31, 2005. Short-term investments (primarily commercial paper and demand notes) are classified as available for sale and recorded at amortized cost, which approximates fair value, at December 31, 2005. We had no short-term investments at September 30, 2006.
At September 30, 2006, unrealized investment gains before taxes totaled $4.824 billion and unrealized investment losses in the investment portfolio amounted to $71 million. The unrealized gains at September 30, 2006, primarily were due to long-term gains from our holdings of Fifth Third Bancorp (NASDAQ:FITB) common stock, which contributed 52.3 percent of the gain, and from our other common stock holdings, including ExxonMobil Corporation (NYSE:XOM), The Procter & Gamble Company (NYSE:PG) and PNC Financial Services Group (NYSE:PNC), each of which contributed at least 5 percent of the gain. The change in unrealized gains and losses on investments, net of taxes, described in the following table, is included in shareholders’ equity as accumulated other comprehensive income.
The change in fixed maturities unrealized gains and losses for the three and nine months ended September 30, 2006 and 2005, was due primarily to interest-rate driven fair value fluctuations in the fixed-maturity portfolio.
The net change in equity securities unrealized gains for the three months ended September 30, 2006, was primarily due to gains in the market value of equity holdings since June 30, 2006. The net change in equity securities unrealized gains for the nine months ended September 30, 2006, was primarily due to the sale of our holdings of ALLTEL Corporation (NYSE:AT) common stock, which was completed in January 2006, partially offset by gains in the market values of our other equity holdings. The net change in equity securities unrealized gains and losses for the three months and nine months ended September 30, 2005, was due primarily to the decline in Fifth Third’s market value.

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(In millions)	2006	2005	2006	2005

Change in other comprehensive income:
Fixed maturities	$142	$(93)	$(18)	$(146)
Equity securities	385	(178)	(296)	(565)
Adjustment to deferred acquisition costs and life policy reserves	(4)	3	2	4
Other	2	(3)	3	2
Income taxes on above	(184)	95	118	247

Total	$341	$(176)	$(191)	$(458)

Realized gains and losses on investments are recognized in net income on a specific identification basis. See our 2005 Annual Report on Form 10-K, Investments Segment, Page 15, for additional discussion of the investment portfolio. Other-than-temporary declines in the fair value of investments are recognized in net income as realized investment losses at the time when facts and circumstances indicate such write-downs are warranted. We recorded no other-than-temporary impairment charges in the three months ended September 30, 2006, and we recorded $1 million in other-than-temporary impairment charges in the nine months ended September 30, 2006. We recorded $1 million in other-than-temporary impairment charges in the three months and nine months ended September 30, 2005.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2006	7

Reinsurance
In the accompanying condensed consolidated statements of income, property casualty earned premiums and insurance losses consisted of the following:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(In millions)	2006	2005	2006	2005

Direct earned premiums	$826	$810	$2,459	$2,398
Assumed earned premiums	6	6	17	21
Ceded earned premiums	(41)	(51)	(114)	(136)

Net earned premiums	$791	$765	$2,362	$2,283

Direct incurred loss and loss expenses	$533	$522	$1,567	$1,469
Assumed incurred loss and loss expenses	3	21	10	33
Ceded incurred loss and loss expenses	(20)	(42)	(72)	(107)

Net incurred loss and loss expenses	$516	$501	$1,505	$1,395

Ceded earned premiums declined in the three and nine months ended September 30, 2006, because of the change in our reinsurance programs. Direct losses and policyholder benefits rose primarily because of an increase in new losses and case reserve increases greater than $250,000 and rising loss severity in selected commercial and personal business lines in the three and nine months ended September 30, 2006. Higher catastrophe losses also contributed in the nine months ended September 30, 2006. Ceded incurred loss and loss expenses decreased for the three and nine months ended September 30, 2006, as fewer losses exceeded the higher retention on our reinsurance treaties.
Securities Lending Program
During the first quarter of 2006, we began actively participating in a securities lending program under which certain fixed maturities from our investment portfolio are loaned to other institutions for short periods of time. We require collateral in excess of the market value of the loaned securities. The collateral is invested in accordance with our guidelines in high-quality, short-duration instruments to generate additional investment income. The market value of the loaned securities is monitored on a daily basis and additional collateral is added or refunded as the market value of the loaned securities changes. The securities lending collateral is recognized as an asset, and classified as securities lending collateral, with a corresponding liability for the obligation to return the collateral.
We maintain the right and ability to redeem the securities loaned on short notice and continue to earn interest on the securities. We maintain effective control over the securities that we have loaned, which are classified as invested assets on our consolidated balance sheets. At September 30, 2006, we had fixed maturities with a market value of $996 million on loan, with collateral held of $1.016 billion. Interest income on collateral, net of fees, was $252,000 and $528,000 in the three and nine months ended September 30, 2006.
Share-based Compensation
We grant qualified and non-qualified stock options (share-based compensation) under our plans. These stock options are granted to associates at an exercise price that is not less than market price at the date of grant and are exercisable over 10-year periods. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by the Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Income for the year ended December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method.
As a result of adopting SFAS No. 123(R) on January 1, 2006, our income before income taxes for the three and nine months ended September 30, 2006, was reduced by $3 million and $14 million, respectively. Our net income (after tax) for the three and nine months ended September 30, 2006, was reduced by $3 million and $11 million, respectively. Diluted earnings per share for the three and nine months ended September 30, 2006, were reduced by 2 cents and 6 cents, respectively. If we had continued to account for stock-based compensation under APB Opinion No. 25, there would have been no effect on net income. The weighted-average grant-date fair value of options granted during 2006 and 2005 was $10.09 and $12.49, respectively. The total intrinsic value of options exercised during the periods ended September 30, 2006 and 2005, was $18 million and $6 million, respectively. (Intrinsic value is the market price less the exercise price.)
Under the modified-prospective-transition method, in the first nine months of 2006, we recognized:
•	compensation cost for all stock options granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)

Cincinnati Financial Corporation
8	Form 10-Q for the quarter ended September 30, 2006

•	compensation cost for all non-vested stock options granted prior to January 1, 2006, that vested during the first nine months of 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and
•	compensation cost for all non-vested stock options that have nonsubstantive vesting requirements, such as those to associates who are eligible for retirement.
Results for prior periods have not been retrospectively adjusted for SFAS No. 123(R). As of September 30, 2006, we had $18 million of unrecognized total compensation cost related to non-vested stock options. That cost will be recognized over a weighted-average period of 1.8 years. SFAS No. 123(R) also requires us to classify certain tax benefits related to share-based compensation deductions as cash from financing activities. As of September 30, 2006, these tax benefits totaled $2 million.
In determining the share-based compensation amounts for 2006, the fair value of each option granted in 2006 was estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in the three and nine months ended September 30, 2006: dividend yield of 3.22 percent; expected volatility ranging from 20.25 to 27.12 percent; risk-free interest rates ranging from 4.5 to 4.61 percent; and expected lives of five to seven years.
Here is a summary of our share-based compensation information as of September 30, 2006:

		Weighted-	Aggregate
		average exercise	intrinsic
(Dollars in millions, shares in thousands)	Shares	price	value

2006
Outstanding at beginning of year	10,589	$33.70
Granted/reinstated	1,372	45.26
Exercised	(877)	23.88
Forfeited/revoked	(167)	35.72

Outstanding at end of period	10,917	35.91	$133

Options exercisable at end of period	8,220	$33.60	$119
Weighted-average fair value of options granted during the period		10.09
The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock option plans prior to our adoption of SFAS No. 123(R) on January 1, 2006. For purposes of this pro forma disclosure, the fair value of each option was estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in the three and nine months ended September 30, 2005: dividend yield of 2.70 percent; expected volatility of 25.61 percent; risk-free interest rates 4.62 percent; and expected lives of 10 years.

		Three months ended Sept. 30,	Nine months ended Sept. 30,
(In millions except per share data)		2005	2005

Net income	As reported	$117	$419
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		3	10

	Pro forma	$114	$409

Net income per common share—basic	As reported	$0.67	$2.39
	Pro forma	0.65	2.34

Net income per common share—diluted	As reported	$0.66	$2.37
	Pro forma	0.64	2.31

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2006	9

Options outstanding and exerciseable consisted of the following at September 30, 2006:

	Options outstanding				Options exercisable
		Weighted-
		average		Weighted-		Weighted-
(Shares in thousands)		remaining		average exercise		average exercise
Range of excercise prices	Shares	contractual life		price	Shares	price

$17.07 to 19.34	5	0.27	yrs	$18.78	5	$18.78
$20.37 to 24.14	188	0.53	yrs	20.58	188	20.58
$26.63 to 29.92	1,019	3.27	yrs	27.06	1,019	27.06
$30.60 to 35.00	4,687	4.44	yrs	32.66	4,687	32.66
$36.17 to 38.87	1,976	5.57	yrs	38.47	1,541	38.37
$41.14 to 45.62	3,042	8.15	yrs	43.19	780	41.53

Total	10,917	5.50	yrs	35.91	8,220	33.60

Pension Plan
The measurement date for the company’s pension plan is December 31. The following summarizes the components of net periodic pension costs:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(In millions)	2006	2005	2006	2005

Service cost	$4	$3	$12	$10
Interest cost	4	3	10	9
Expected return on plan assets	(3)	(3)	(9)	(9)
Amortization	1	0	2	0

Net pension expense	$6	$3	$15	$10

We made a $10 million contribution to the pension plan in the third quarter of 2006, as indicated in the 2005 Annual Report on Form 10-K.
Derivative Financial Instruments
In the second quarter of 2006, CFC Investment Company, our commercial leasing and financing subsidiary, replaced $49 million of intercompany debt with borrowings against one of our short-term lines of credit to improve cash flow for the parent company. During the third quarter, we entered into an interest-rate swap to manage the variability of interest payments for certain variable-rate debt obligations ($49 million notional amount). Under this interest-rate swap contract, we have agreed to pay a fixed rate of interest for a three-year period. The contract is intended to be a hedge against changes in the amount of future cash flows associated with the related interest payments. The interest-rate swap contract is reflected at fair value in our balance sheet.
SFAS No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities,” as amended, requires changes in the fair value of the company’s derivative financial instruments to be recognized periodically as realized gains or losses on the consolidated statement of income or as a component of accumulated other comprehensive income in shareholders’ equity, respectively. In the three months ended September 30, 2006, we recognized a $542,000 pretax realized investment loss due to the decline in the fair value of the interest-rate swap.
In October, we completed the necessary requirements for the interest-rate swap to qualify for hedge accounting treatment under SFAS No. 133. We expect that the interest-rate swap will be a highly effective hedge and that future changes in the fair value of the interest-rate swap will be recorded as a component of accumulated other comprehensive income. As a result, we do not expect any significant amounts to be reclassified into earnings in the next 12 months.
Reclassifications
Certain prior-period amounts have been reclassified to conform with the current-period classifications.
Recent Accounting Pronouncements
SFAS No. 157, Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We currently are evaluating the timing and impact of adopting SFAS No. 157 on our financial position.

Cincinnati Financial Corporation
10	Form 10-Q for the quarter ended September 30, 2006

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Nos. 87, 88, 106, and 132(R)
In September 2006, FASB issued SFAS No. 158, which requires that we recognize the over-funded or under-funded status of our defined benefit plans as an asset or liability. SFAS No. 158 is effective as of the fiscal year ending after December 15, 2006, with changes in the funded status recognized through comprehensive income in the year in which they occur.
Using December 31, 2005, data to estimate the funding status of our defined benefit plans, adoption of SFAS No. 158 would result in an increase in liabilities of approximately $38 million on an after-tax basis with a corresponding reduction in accumulated other comprehensive income and shareholders’ equity. The actual impact on 2006 results of adopting SFAS No. 158 will depend on the fair value of plan assets at the selected fourth-quarter 2006 measurement date.
SFAS No. 158 will not change the amount of net periodic benefit expense recognized in an entity’s results of operations. As such, the adoption is not expected to have an impact to our results of operations in 2006.
No later than 2008, SFAS No. 158 also requires the measurement date of the funded status of our defined benefit plans to be based on our year-end balance sheet date. The effect of the change in measurement date will not have a material impact on our financial position.
SAB No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements
In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. We currently are evaluating the impact of adopting SAB No. 108 on our results of operations and financial position.
Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109
In July 2006, FASB issued Interpretation No. 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We currently are assessing the impact of Interpretation No. 48 on our results of operations and financial position.
SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140
In March 2006, FASB issued SFAS No. 156, which addresses the accounting for servicing assets and liabilities. SFAS No. 156 is effective at the beginning of an entity’s first fiscal year beginning after September 15, 2006. We do not expect SFAS No. 156 to have a material effect on our results of operations or financial position.
SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS Nos. 133 and 140
In February 2006, FASB issued SFAS No. 155. This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006.
We are planning to adopt SFAS No. 155 on January 1, 2007, to permit fair value re-measurement for our hybrid financial instruments that contain embedded derivatives that required bifurcation under the original provisions of SFAS No. 133. We do not expect this to have a material impact on our results of operations or financial position.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2006	11

SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts
In October 2005, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, which provides accounting guidance for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Internal replacement contracts are those that are substantially changed from the replaced contract and are accounted for as an extinguishment of the replaced contract. Nonintegrated contract features are accounted for as separately issued contracts. Modifications resulting from the election of a feature or coverage within a contract or from an integrated contract feature generally do not result in an internal replacement contract subject to SOP 05-1 provided certain conditions are met. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We do not expect this statement to have a material impact on our results of operations or financial position.
Subsequent Events
In addition to catastrophe losses reported for the first nine months of 2006, a Midwest storm in early October caused heavy hail damage in central Ohio, resulting in at least $35 million pretax of catastrophe losses for our policyholders, which will be included in fourth-quarter results. This estimate does not take into account any catastrophe activity that may occur in the remainder of the fourth quarter of 2006 or potential development from events in prior periods.
NOTE 2 – SEGMENT INFORMATION
We operate primarily in two industries, property casualty insurance and life insurance. We regularly review four different reporting segments to make decisions about allocating resources and assessing performance:
•	Commercial lines property casualty insurance
•	Personal lines property casualty insurance
•	Life insurance
•	Investment operations
We report as “Other” the non-investment operations of the parent company, CFC Investment Company and CinFin Capital Management Company (excluding client investment activities), as well as other income of our insurance subsidiary.
Revenues come primarily from unaffiliated customers:
•	All three insurance segments record revenues from insurance premiums earned. Life insurance segment revenues also include separate account investment management fees.
•	Our investment operations’ revenues are pretax net investment income plus realized investment gains and losses.
•	Other revenues are primarily finance/lease income.
Income or loss before income taxes for each segment is reported based on the nature of that business area’s operations:
•	Income before income taxes for the insurance segments is defined as underwriting income or loss.
o	For commercial lines and personal lines insurance segments, we calculate underwriting income or loss by recording premiums earned minus loss and loss expenses and underwriting expenses incurred.

o	For the life insurance segment, we calculate underwriting income or loss by recording premiums earned and separate account investment management fees, minus contract holder benefits and expenses incurred, plus investment interest credited to contract holders.
•	Income before income taxes for the investment operations segment is net investment income plus realized investment gains and losses for all fixed-maturity and equity security investments of the entire company, minus investment interest credited to contract holders of the life insurance segment.
•	Loss before income taxes for the Other category is primarily due to interest expense from debt of the parent company and operating expenses of our headquarters.
Identifiable assets are used by each segment in its operations. We do not separately report the identifiable assets for the commercial or personal lines segments because we do not use that measure to analyze the segments. We include

Cincinnati Financial Corporation
12	Form 10-Q for the quarter ended September 30, 2006

all fixed-maturity and equity security investment assets, regardless of ownership, in the investment operations segment. We include securities lending collateral in the Other category.
Segment information is summarized in the following table:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(In millions)	2006	2005	2006	2005

Revenues:
Commercial lines insurance
Commercial casualty	$207	$193	$613	$566
Commercial property	123	113	367	347
Commercial auto	113	115	337	340
Workers’ compensation	93	82	271	244
Specialty packages	35	34	106	103
Surety and executive risk	24	21	69	59
Machinery and equipment	7	6	20	19

Total commercial lines insurance	602	564	1,783	1,678

Personal lines insurance
Personal auto	95	107	294	329
Homeowner	72	72	219	209
Other personal lines	22	22	66	67

Total personal lines insurance	189	201	579	605

Life insurance	28	26	86	81
Investment operations	144	150	1,096	428
Other	4	3	12	9

Total	$967	$944	$3,556	$2,801

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$39	$27	$153	$182
Personal lines insurance	(8)	(1)	(16)	23
Life insurance	0	0	2	5
Investment operations	130	137	1,056	390
Other	(13)	(12)	(38)	(38)

Total	$148	$151	$1,157	$562

	September 30,	December 31,
	2006	2005

Identifiable assets:
Property casualty insurance	$2,309	$2,167
Life insurance	856	845
Investment operations	13,161	12,774
Other	1,345	217

Total	$17,671	$16,003

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2006	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion highlights significant factors influencing the consolidated results of operations and financial position of Cincinnati Financial Corporation (CFC). It should be read in conjunction with the consolidated financial statements and related notes included in our 2005 Annual Report on Form 10-K. Unless otherwise noted, A.M. Best Co., a leading insurance industry statistical, analytical and financial strength rating organization, is the source of industry data. Data from A.M. Best is presented on a statutory basis. When we provide our results on a comparable statutory basis, we label it as such; all other company data is presented on a GAAP basis.
We present per share data on a diluted basis unless otherwise noted, adjusting those amounts for all stock splits and dividends. Dollar amounts are rounded to millions; calculations of percent changes are based on whole dollar amounts or dollar amounts rounded to the nearest thousand.
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
Factors that could cause or contribute to such differences include, but are not limited to:
•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes
•	Increased frequency and/or severity of claims
•	Inaccurate estimates or assumptions used for critical accounting estimates
•	Events or actions, including unauthorized intentional circumvention of controls, that reduce the company’s future ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002
•	Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:
o	Downgrade of the company’s financial strength ratings,

o	Concerns that doing business with the company is too difficult

o	Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace or

o	Regulations or laws that change industry or company practices for our agents.
•	Delays or inadequacies in the development, implementation, performance and benefits of technology projects and enhancements
•	Ability to obtain adequate reinsurance on acceptable terms, amount of reinsurance purchased, financial strength of reinsurers and the potential for non-payment or delay in payment by reinsurers
•	Increased competition that could result in a significant reduction in the company’s premium growth rate
•	Underwriting and pricing methods adopted by competitors that could allow them to identify and flexibly price risks, which could decrease our competitive advantages
•	Actions of insurance departments, state attorneys general or other regulatory agencies that:
o	Place the insurance industry under greater regulatory scrutiny or result in new statutes, rules and regulations

o	Increase our expenses

o	Add assessments for guaranty funds, other insurance related assessments or mandatory reinsurance arrangements; or that impair our ability to recover such assessments through future surcharges or other rate changes

o	Limit our ability to set fair, adequate and reasonable rates

o	Place us at a disadvantage in the marketplace or

o	Restrict our ability to execute our business model, including the way we compensate agents

Cincinnati Financial Corporation
14	Form 10-Q for the quarter ended September 30, 2006

•	Sustained decline in overall stock market values negatively affecting the company’s equity portfolio and book value; in particular a sustained decline in the market value of Fifth Third Bancorp (NASDAQ:FITB) shares, a significant equity holding
•	Recession or other economic conditions or regulatory, accounting or tax changes resulting in lower demand for insurance products
•	Events that lead to a significant decline in the value of a particular security and impairment of the asset
•	Prolonged medium- and long-term low interest rate environment or other factors that limit the company’s ability to generate growth in investment income
•	Adverse outcomes from litigation or administrative proceedings
•	Investment activities or market value fluctuations that trigger restrictions applicable to the parent company under the Investment Company Act of 1940
•	Events, such as an avian flu epidemic, natural catastrophe or construction delays, that could hamper our ability to assemble our workforce at our headquarters location
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
Introduction
Corporate Financial Highlights
Income Statement and Per Share Data

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions except share data)	2006	2005	Change %	2006	2005	Change %

Income statement data
Earned premiums	$819	$790	3.6	$2,446	$2,361	3.6
Investment income, net of expenses	144	134	7.5	425	390	9.0
Net realized gains and losses (pretax)	0	16	nm	671	38	nm
Total revenues	967	944	2.4	3,556	2,801	27.0
Net income	115	117	(1.6)	800	419	90.7
Per share data (diluted)
Net income	0.66	0.66	0.0	4.56	2.37	92.4
Cash dividends declared	0.335	0.305	9.8	1.005	0.90	11.7

Weighted average shares outstanding	175,260,063	176,806,267	(0.9)	175,542,616	177,212,677	(0.9)
For the three and nine months ended September 30, 2006, consolidated property casualty earned premium growth was in line with our expectations. Pretax investment income growth accelerated over the 2005 level. The increase in revenue in the nine months ended September 30, 2006, largely was due to $647 million of realized investment gains from the previously announced sale of our holdings of ALLTEL Corporation (NYSE:AT) common stock.
Net income and net income per share for the three months ended September 30, 2006, reflected rising loss severity, particularly an increase in the number of losses greater than $1 million. Net income and net income per share for the nine months ended September 30, 2006, reflected rising severity and higher catastrophe losses this year.
Due to the gain from the sale of our ALLTEL holding, net income and net income per share for the nine months ended September 30, 2006, were at a level that we do not anticipate achieving in future quarters. Realized investment gains and losses are integral to our financial results over the long term, but we have substantial discretion in the timing of investment sales and, therefore, the gains or losses that will be recognized in any period. That discretion generally is independent of the insurance underwriting process. Also, applicable accounting standards require us to recognize gains and losses from certain changes in fair values of securities and embedded derivatives without actual realization of those gains and losses.
•	2006 – Realized investment gains were immaterial in the three months ended September 30, 2006. Realized investment gains in the nine months ended September 30, 2006, raised net income by $426 million, or $2.43 per share, after applicable income taxes. The sale of our ALLTEL holding contributed $412 million, or $2.34 per share, of the gain in the nine-month period.
•	2005 – Realized investment gains in the three months ended September 30, 2005, raised net income by $10 million, or 5 cents per share, after applicable income taxes. Realized investment gains in the nine months

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2006	15

ended September 30, 2005, raised net income by $24 million, or 14 cents per share, after applicable income taxes.
The quarter and nine-month change in consolidated property casualty underwriting profits also contributed to the change in net income and net income per share. Underwriting profits for the three months ended September 30, 2006, rose as lower catastrophe losses offset an increase in loss severity. Underwriting profits for the nine months ended September 30, 2006, declined primarily due to rising loss severity, increased catastrophe losses and higher underwriting expenses.
One of the factors in the rise in expenses was the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R) “Share-Based Payments,” which requires expensing the cost of associate options on our income statement. On an after-tax basis, stock option expense was $3 million, or 2 cents per share, in the three months ended September 30, 2006, and $11 million, or 6 cents per share, in the nine months ended September 30, 2006. Prior to January 1, 2006, we were not required to include stock option expense on our income statement and disclosed the estimated impact of stock options on net income and earnings per share in Note 1 to the Financial Statements. For the three and nine months ended September 30, 2005, net income per share would have been reduced by approximately 2 cents and 6 cents, if option expense had been included as an expense.
Net income per share for the three and nine months ended September 30, 2006, benefited from a decline in diluted weighted average shares outstanding from year-end 2005. Weighted average shares outstanding may fluctuate from period to period because we regularly repurchase shares under board authorizations, and we issue shares when associates exercise stock options.
The board of directors is committed to steadily increasing cash dividends and periodically authorizing stock dividends and splits. Cash dividends declared per share rose 9.8 percent and 11.7 percent in the three and nine months ended September 30, 2006, including an adjustment for the 5 percent stock dividend paid in 2005. The board also is committed to share repurchase. We purchased 142,566 shares at a total cost of $7 million in the three months ended September 30, 2006, and 2,142,566 shares at a total cost of $95 million in the nine months ended September 30, 2006.
Balance Sheet Data and Performance Measures

	At September 30,	At December 31,
(Dollars in millions except share data)	2006	2005

Balance sheet data
Invested assets	$13,104	$12,702
Total assets	17,671	16,003
Short-term debt	49	0
Long-term debt	791	791
Shareholders’ equity	6,464	6,086
Book value per share	37.32	34.88
Debt-to-capital ratio	11.5%	11.5%

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2006	2005	2006	2005

Performance measures
Comprehensive income (loss)	$455	$(59)	$609	$(39)
Return on equity, annualized	7.4%	7.7%	17.0%	9.1%
Return on equity, annualized, based on comprehensive income	29.1	(3.9)	12.9	(0.8)
Invested assets rose because of new investments, interest-rate driven improvement in bond values and appreciation of our equity portfolio. Total assets rose over the year-end 2005 levels in part because of the new securities lending collateral asset of $1.016 billion. Shareholders’ equity was up 6.2 percent at September 30, 2006, reflecting the appreciation of invested assets. Book value rose by $2.44 to $37.32.
Comprehensive income is net income plus the change in net other accumulated comprehensive income. The change in net other accumulated comprehensive income is the difference in unrealized gains on investments between the end of a quarter and the prior period-end. In the three months ended September 30, 2006, comprehensive income rose because of the increase in unrealized gains on investments. In the nine months ended September 30, 2006, comprehensive income rose because of the increase in net income and the increase in unrealized gains on investments.

Cincinnati Financial Corporation
16	Form 10-Q for the quarter ended September 30, 2006

Property Casualty Highlights

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions except share data)	2006	2005	Change %	2006	2005	Change %

Property casualty highlights
Written premiums	$780	$761	2.4	$2,423	$2,349	3.2
Earned premiums	791	765	3.4	2,362	2,283	3.5
Underwriting profit	31	26	19.0	137	205	(33.4)
GAAP combined ratio	96.1	96.6		94.2	91.0
Statutory combined ratio	96.4	96.6		93.2	90.1
The trend in overall written and earned premium growth rates continued to reflect the market factors and competitive strategies discussed in our 2005 Annual Report on Form 10-K, Item 1, Commercial Lines and Personal Lines Property Casualty Insurance Segments, Page 10 and Page 11.
Our consolidated property casualty insurance underwriting profit rose slightly for the three months ended September 30, 2006, while declining for the nine months ended September 30, 2006, as discussed above. Our combined ratio reflected these changes. (The combined ratio is the percentage of each premium dollar incurred for claims plus all expenses — the lower the ratio, the better the performance.)
Measuring Our Success in 2006 And Beyond
We use a variety of metrics to measure the success of our strategies:
•	Maintaining our strong relationships with our established agencies, writing a significant portion of each agency’s business and attracting new agencies – In 2006, we expect to continue to rank No. 1 or No. 2 by premium volume in at least 74 percent or more of the agency locations that have marketed our products for more than five years. We are targeting 55 to 60 new agency appointments. In the first nine months of 2006, we made 49 agency appointments. These new appointments and other changes in agency structures brought total reporting agency locations to 1,286, a net increase of 34 since year-end 2005.

In 2006, we expect to make further progress in our efforts to improve service to and communication with our agencies. Among other actions, we subdivided two field marketing territories in the first nine months of the year and staffed a third territory in October, giving our field marketing representatives more time to spend in each agency. We also continued to enhance our expanding portfolio of software. We discussed our technology plans for 2006 in our 2005 Annual Report on Form 10-K, Item 1, Technology Solutions, Page 4. In the nine months ended September 30, 2006, we made progress toward the technology objectives we established for the year:

Three commercial lines and one personal lines system form the core of our quoting and policy processing systems. Agencies access our quoting and policy processing systems via CinciLink®, our secure agency-only Web site.
o	WinCPP® is an online commercial lines rating and quoting system for businessowner, commercial package, commercial auto and workers’ compensation policies. We are on track to achieve our 2006 objective of rolling out quoting for specialty programs for metalworkers and garage owners. We now expect to add data sharing capabilities with agency systems in early 2007.

o	e-CLAS™ is a commercial lines policy processing system. Businessowner Policy (BOP) and Dentist’s Package Policy (DBOP) processing now is available through e-CLAS in Arkansas, Indiana, Michigan, Ohio and Pennsylvania. We are moving forward with development of commercial auto and commercial package policy processing capabilities.

o	CinciBond™ is an automated system to process license and permit surety bonds. CinciBond now is deployed in Indiana, Illinois, North Carolina, Ohio and Tennessee, with Georgia, Minnesota, Missouri, Utah and Vermont scheduled for later in 2006.

o	Diamond is our personal lines policy processing system. In the first nine months of 2006, $424 million of our $570 million of personal lines written premium was issued through Diamond. In 2006, agents in Georgia, Kentucky, Minnesota, Missouri, Tennessee and Wisconsin have begun using Diamond. As a result, Diamond is in use in states that represent approximately 90 percent of our personal lines premium volume. Our plans for 2007 include the introduction of Diamond in Pennsylvania and Virginia and other low personal lines volume states.
Many systems automate our internal processes so our associates can spend more time serving agents and policyholders. These systems are accessed through CFCNet®, our secure intranet. Enhancement activities for two newer systems continue:
o	CMS™ is a claims file management system. We continue to refine the system to add capabilities to make our associates more effective. During the first nine months of 2006, we issued tablet computers to our field claims representatives. These units allow our claims representatives to view and enter information into

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2006	17

CMS from any location, including an insured’s home or agent’s office, and to print claims checks using wireless printers. Agent access to selected CMS information is planned for 2007.

o	i-View™ is a commercial lines policy imaging and workflow system now in use by all of our commercial lines underwriting teams. During the remainder of the year, we expect to begin providing field and other headquarters associates with access to these electronic files.
We also continue to work to give independent agents enhanced access to Cincinnati’s systems and client data quickly and easily through their agency systems. In 2006 and 2007, we plan to advance our use of industry integration products, TransactNOW® and Transformation Station®.

•	Achieving above-industry-average growth in property casualty statutory net written premiums and maintaining industry-leading profitability by leveraging our regional franchise and proven agency-centered business strategy – We now expect consolidated property casualty written premium growth of at least 2 percent in 2006 compared with the 2.6 percent increase in 2005. We anticipate continued above-average growth in commercial lines written premiums. We may not achieve our objective of above-industry-average growth in total in 2006 because of the rate-driven declines we anticipate in personal lines written premiums.

We now anticipate a combined ratio for 2006 in the range of 94 percent to 95 percent (93 percent to 94 percent on a statutory basis), primarily due to the level of catastrophe losses through the first nine months of 2006 and preliminary estimates of catastrophe losses in October 2006. Previously, our combined ratio estimate for 2006 was 92 percent to 94 percent on a GAAP basis compared with 89.2 percent on a GAAP basis in 2005. Considerations include:
o	Catastrophe losses of at least 5.0 percentage points on combined ratio – We originally allowed for full year catastrophe losses, net of reinsurance, of approximately $125 million to $145 million, contributing in the range of 4.0 to 4.5 percentage points to the full-year 2006 combined ratio. We had raised our estimate from the historical range of 3.0 to 3.5 percentage points to account for the potential of severe weather, such as we’ve seen in the past two years and for the higher retention on our 2006 catastrophe reinsurance treaty.

Catastrophe losses in the third quarter of 2006 totaled $27 million, reflecting $19 million from events during the period and $8 million of net unfavorable development from prior period catastrophes, compared with $66 million in the third quarter of 2005. The development of prior period catastrophe losses primarily relates to the April 13-15 wind and hailstorm in the Midwest. Policyholders in the Indianapolis market continue to report hail damage that has caused our estimate of total losses from this event to rise by approximately $10 million from the second-quarter 2006 level.

Catastrophe losses for the first nine months of 2006 totaled $130 million, contributing 5.5 percentage points to the nine-month combined ratio, compared with $83 million, contributing 3.6 percentage points, in the first nine months of 2005.

In addition to catastrophe losses reported for the first nine months of 2006, a Midwest storm in early October caused heavy hail damage in central Ohio, resulting in at least $35 million of losses for our policyholders, which will be included in fourth-quarter results. That estimate does not take into account any catastrophe activity that may occur in the remainder of the fourth quarter of 2006 or potential development from events in prior periods.

o	Rising loss severity, including an increase in the number of losses greater than $1 million, resulted in higher loss and loss expense ratios excluding catastrophe losses for the first nine months of 2006. Our initial analysis has turned up no new trend in the sources of these losses – no geographic concentration, no policy age concentration, no cause of loss concentration – and different influences on each of the three most affected business lines – commercial auto, workers’ compensation and homeowners.

We believe commercial auto results reflected the increasing competition in the commercial lines marketplace. Workers’ compensation reflected a review we made of established case reserves. Homeowner results appeared to reflect industrywide trends of higher material costs and insured property values as well as rising deductibles. Underwriting results remained healthy for our other business areas, including our two largest commercial business lines – commercial property and commercial casualty – and our largest personal business line – personal auto.

o	Lower level of savings from loss reserve development – We continue to believe that savings from favorable loss reserve development from prior accident years is likely to reduce the 2006 combined ratio in line with historical levels of 2 to 3 percentage points. Higher-than-normal savings, particularly for liability coverages, reduced the 2005 combined ratio by 5.2 percentage points and the 2004 combined ratio by 6.7 percentage points. Net savings for the nine months ended September 30, 2006, was 1.5 percent points. In the first nine months of 2005, savings lowered the loss and loss expense ratio by 3.5 percentage points.

Cincinnati Financial Corporation
18	Form 10-Q for the quarter ended September 30, 2006

Trends in both the loss and loss expense ratio and underwriting expense ratio also could affect the full-year 2006 combined ratios for our commercial lines and personal lines segments:
o	The degree of price softening in the commercial lines marketplace will affect the 2006 loss and loss expense ratio for that business segment. That ratio may move up slightly as pricing becomes more competitive.

o	We believe we have taken actions to improve competitiveness for personal lines by adjusting pricing. These changes could lead to a full year loss and loss expense ratio above the improved level we had achieved in 2005. The ratio may increase further, if premiums continue to decline.

o	For both commercial lines and personal lines, lower growth rates could lead to further unfavorable year-over-year comparisons in the ratios of deferred acquisition costs and other underwriting expenses to earned premiums. Continued investment in technology also may contribute to an increase in other underwriting expenses.
•	Pursuing a total return investment strategy that generates both strong investment income growth and capital appreciation – For full-year 2006, we now are estimating that pretax investment income growth could be in the range of 8.0 percent to 8.5 percent. This outlook is based on strong cash flows from insurance operations, a higher-than-historical allocation of new cash flow to fixed-maturity securities over the last two years and an increase in the general level of interest rates.

We do not establish annual capital appreciation targets. Over the long term, our target is to have the equity portfolio outperform the Standard & Poor’s 500 Index, a common benchmark of market performance. In the first nine months of 2006, our equity portfolio’s total return of 7.9 percent was below the 8.5 percent return for the Index. Over the five years ended September 30, 2006, our compound annual equity portfolio return was 0.9 percent compared with a compound annual total return of 7.0 percent for the Index. Our equity portfolio performance reflected the decline in the market value of our holdings of Fifth Third common stock, which generated a negative annualized return of 6.7 percent for the five-year period ended September 30, 2006.

•	Increasing the total return to shareholders through a combination of higher earnings per share, growth in book value and increasing dividends – We do not announce annual targets for earnings per share or book value. Earnings results in 2006 are being tempered by the adoption of SFAS No. 123(R), which requires expensing the cost of associate stock options on our income statement. We continue to anticipate that stock option expense will reduce full-year earnings per share by approximately 8 cents.

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

•	Maintaining financial strength by keeping the ratio of debt to capital below 15 percent and purchasing reinsurance to provide investment flexibility - Based on our present capital requirements, we do not anticipate a material increase in debt levels during the remainder of 2006. Our consolidated debt-to-capital ratio was 11.5 percent at September 30, 2006 and December 31, 2005.

Our property casualty reinsurance program for 2006 maintains the balance between the cost of the program and the level of risk we retain. We now anticipate that under the new program, our 2006 reinsurance premiums should be $11 million to $12 million lower than 2005, without taking into account the reinstatement premium we incurred in 2005. For more details on our reinsurance programs, please see our 2005 Annual Report on Form 10-K, Item 7, 2006 Reinsurance Programs, Page 68.

Our property casualty and life operations are awarded insurer financial strength ratings. These ratings assess an insurer’s ability to meet its financial obligations to policyholders and do not necessarily address matters that may be important to shareholders.

On September 15, 2006, Fitch Ratings affirmed the AA- issuer default rating and A+ senior debt ratings of Cincinnati Financial Corporation. Further, it affirmed the AA insurer financial strength ratings of our three property casualty companies and The Cincinnati Life Insurance Company. The AA rating is at the fourth highest level of Fitch’s 21 rating levels. Fitch said the ratings are based on the strong financial condition of our operating subsidiaries, excellent financial flexibility and successful total return investment strategy. The ratings

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2006	19

consider the property casualty group’s investment concentration in a small number of common stocks and geographic concentration in Ohio and Midwestern states.
As reported in our 10-Q for the quarter ended June 30, 2006, on July 25, 2006, Standard & Poor’s Ratings Services affirmed its A (Strong) counterparty credit rating on Cincinnati Financial Corporation and its AA- (Very Strong) financial strength and counterparty credit ratings on the property casualty group and The Cincinnati Life Insurance Company. The AA- is at the fourth highest level of Standard & Poor’s 21 rating levels.
At the same time, Standard & Poor’s revised its outlook on the company, our property casualty operating companies and Cincinnati Life to stable from negative. Standard & Poor’s said the revised outlook reflected the improved results on our homeowner book of business, as well as its view of our ability to benefit from corrective actions we have effected over recent years. Standard & Poor’s said they believe our unique approach to agency relationships should drive profitable growth even in a softer pricing environment.
As reported in our 10-Q for the quarter ended March 31, 2006, on April 28, 2006, A.M. Best affirmed the financial strength rating (FSR) of A++ (Superior) for our property casualty group. The A++ FSR is the highest possible rating of Best’s 16 rating levels.
A.M. Best also affirmed the senior debt ratings and issuer credit rating (ICR) of aa- of Cincinnati Financial Corporation. Additionally, A.M. Best affirmed the FSR of A+ (Superior) and the ICR of aa- of The Cincinnati Life Insurance Company. The A+ FSR is the second highest of Best’s 16 rating levels. Concurrently, A.M. Best downgraded the ICRs to aa+ from aaa for our property casualty insurance companies, reflecting the company’s investment and geographic risk concentrations at current rating levels. The outlook for all ratings is stable.
As of November 1, 2006, our financial strength ratings were unchanged from those we reported in our 2005 Annual Report on Form 10-K. The outlook from Standard & Poor’s has changed to stable from negative.

	Parent Company	Property Casualty
	Senior Debt	Insurance		Life Insurance
	Rating	Subsidiaries		Subsidiary		Outlook
Financial Strength Ratings:
A. M. Best Co.	aa-	A++	Superior	A+	Superior	Stable
Fitch Ratings	A+	AA	Very Strong	AA	Very Strong	Stable
Moody’s Investors Services	A2	Aa3	Excellent	-	-	Stable
Standard & Poor’s Ratings Services	A	AA-	Very Strong	AA-	Very Strong	Stable
Property casualty statutory surplus was $4.616 billion at September 30, 2006, with the ratio of property casualty common stock to statutory surplus at 92.6 percent. At year-end 2005, property casualty statutory surplus was $4.194 billion, with the ratio of common stock to surplus at 97.0 percent. Life statutory surplus was $461 million at September 30, 2006, with the ratio of life common stock to statutory adjusted capital and surplus at 85.8 percent. At year-end 2005, life statutory surplus was $451 million, with the ratio of common stock to statutory adjusted capital and surplus at 83.5 percent.
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
We continue to review the risk management and capital requirement changes that have been proposed by the rating agencies. Additionally, we began a formal implementation of enterprise risk management in 2005. Detailed and summary risk assessments, operational audits, strategic plans and departmental business plans are reported as appropriate to executives, directors and board committees.
We believe that our property catastrophe reinsurance program provides adequate protection for large loss events. Our strong capital position would allow the payment of claims if an event exceeded our reinsurance program. Swiss Reinsurance America Corporation and GE Insurance Solutions, two of the four participants in our 2006 property and casualty per-occurrence reinsurance programs, recently merged. All four of the participants (including Munich Reinsurance America Inc. and Partner Reinsurance Company

Cincinnati Financial Corporation
20	Form 10-Q for the quarter ended September 30, 2006

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
We measure profit or loss for our property casualty and life segments based upon underwriting results. Insurance underwriting results (profit or loss) represent net earned premiums less loss and loss expenses and underwriting expenses on a pretax basis. We also measure aspects of the performance of our commercial lines and personal lines segments on a combined property casualty insurance operations basis. Underwriting results and segment pretax operating income are not a substitute for net income determined in accordance with GAAP. Life insurance segment revenues also include separate account investment management fees, and life insurance segment expenses include contract holder benefits and expenses incurred, less investment interest credited to contract holders.
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
The calculations of segment data are described in more detail in Item 1, Note 2 of the Consolidated Financial Statements, Page 12. The following sections review results of operations for each of the four segments. Commercial Lines Insurance Results of Operations begins on Page 23, Personal Lines Insurance Results of Operations begins on Page 29, Life Insurance Results of Operations begins on Page 33, and Investments Results of Operations begins on Page 34. We begin with an overview of our consolidated property casualty operations, which is the total of our commercial lines and personal lines segments.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2006	21

Consolidated Property Casualty Insurance Results of Operations

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2006	2005	Change %	2006	2005	Change %

Written premiums	$780	$761	2.4	$2,423	$2,349	3.2

Earned premiums	$791	$765	3.4	$2,362	$2,283	3.5
Loss and loss expenses excluding catastrophes	489	435	12.2	1,375	1,312	4.8
Catastrophe loss and loss expenses	27	66	(58.2)	130	83	57.2
Commission expenses	147	151	(2.6)	452	451	0.4
Underwriting expenses	94	84	11.4	256	225	13.7
Policyholder dividends	3	3	39.4	12	7	56.5

Underwriting profit	$31	$26	19.0	$137	$205	(33.4)

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	61.7%	56.9%		58.3%	57.5%
Catastrophe loss and loss expenses	3.5	8.6		5.5	3.6

Loss and loss expenses	65.2	65.5		63.8	61.1
Commission expenses	18.7	19.8		19.1	19.7
Underwriting expenses	11.8	11.0		10.8	9.9
Policyholder dividends	0.4	0.3		0.5	0.3

Combined ratio	96.1%	96.6%		94.2%	91.0%

Factors that affected consolidated property casualty insurance results included:
•	Premium growth –Commercial lines net written premiums reached a record level for the nine months ended September 30, 2006. That growth more than offset the expected decline in personal lines written premiums. The net effect of reinsurance reinstatement premiums and assumed pool adjustments in the third quarter of 2005 increased the net written premium growth rate by 0.5 and 0.1 percentage points, respectively, for the three and nine months ended September 30, 2006.

Total new business written directly by agencies was $98 million and $79 million in the third quarters of 2006 and 2005, respectively, and $268 million and $231 million in the nine months ended September 30, 2006 and 2005. A record level of new commercial lines business in the first nine months of 2006 more than offset a decline in new personal lines business. In the third quarter, new business grew for both commercial lines and personal lines.

•	Change in loss and loss expense ratio excluding catastrophes – For the three months ended September 30, 2006, the consolidated property casualty combined ratio improved from the year-ago period due to a lower level of commercial lines catastrophe losses, which offset a rise in loss severity in selected commercial and personal business lines and a lower level of savings from favorable development on prior period reserves. For the nine months ended September 30, 2006, the ratio increased due to increasingly competitive pricing, rising loss severity, increased catastrophe losses, a lower level of savings from favorable development on prior period reserves and higher underwriting expenses. The loss and loss expense ratio for the nine months ended September 30, 2005, also included 1.1 percentage points from a single large loss that was insufficiently covered by our facultative reinsurance.

For the three months ended September 30, 2006, net savings from favorable development on prior period reserves lowered the loss and loss expense ratio by 4.9 percentage points compared with 6.5 percentage points in last year’s third quarter. Net development for the nine months ended September 30, 2006, lowered the loss and loss expense ratio by 1.5 percentage points. In the first nine months of 2005, net development lowered the loss and loss expense ratio by 3.5 percentage points. The year-over-year differences largely related to development on commercial casualty losses, which can fluctuate due to the nature and size of liability policies and limits, such as those on commercial umbrella policies.

Cincinnati Financial Corporation
22	Form 10-Q for the quarter ended September 30, 2006

•	Higher catastrophe losses – Catastrophe losses for the three and nine months ended September 30, 2006, were $27 million and $130 million, contributing 3.5 and 5.5 percentage points to the combined ratio. In the three and nine months ended September 30, 2005, catastrophe losses were $66 million and $83 million, contributing 8.6 and 3.6 percentage points to the combined ratio.

			Reported	Loss Estimate
			Claims	(pretax, net
			(as of	of reinsurance,
Nine-month 2006 Events	Dates	States Primarily Affected	October 27)	as of September 30)

Midwest tornadoes and	Mar. 11-13	Arkansas, Illinois, Indiana, Kansas,
severe weather		Missouri, Oklahoma	1,629	$38 million
Midwest wind and hail	Apr. 2-3	Arkansas, Illinois, Indiana, Kentucky,	1,227	$18 million
		Missouri, Tennessee
Midwest wind and hail	Apr. 6-8	Alabama, Georgia, Indiana, Kansas,	976	$10 million
		Kentucky, Nebraska, Ohio, Tennessee
Midwest wind and hail	Apr. 13-15	Illinois, Indiana, Iowa, Wisconsin	3,360	$38 million
Midwest wind, hail and flood	Jun. 18-22	Indiana, Ohio, Wisconsin	535	$5 million
Midwest wind, hail and flood	Jul. 19-21	Illinois, Kentucky, Missouri,	472	$6 million
		Tennessee and Wisconsin
Midwest wind, hail and flood	Aug. 23-25	Illinois, Indiana, Minnesota, Wisconsin	337	$8 million
•	Change in commission, underwriting and policyholder dividend expense ratio – For the three months ended September 30, 2006, the total commission and underwriting expense ratio declined 0.2 percentage points, as lower commission accruals offset higher underwriting expenses. For the nine months ended September 30, 2006, the ratio rose by 0.5 percentage points as higher underwriting expenses more than offset lower commission accruals. The adoption of stock option expensing contributed 0.4 and 0.5 percentage points to the ratio in the three and nine months ended September 30, 2006.
Commercial Lines Insurance Results of Operations
Overview
Performance highlights for the commercial lines segment include:
•	Premiums – Commercial lines written and earned premiums rose in the three and nine months ended September 30, 2006, due to our strong agency relationships, which promoted healthy new business growth and policyholder retention. The effect of reinsurance reinstatement premiums in the third quarter of 2005 increased the commercial lines net written premium growth rate by 1.0 and 0.3 percentage points, respectively, for the three and nine months ended September 30, 2006.

The competitive pricing environment continues, but we continue to select quality risks and to underwrite and price them case by case. On an ongoing basis, we monitor loss patterns and structure our products and our pricing accordingly. We also continued to see a shift in our customer base to slightly larger accounts as our policy count remained relatively stable.

We believe that our written premium growth rate continues to exceed the average for the overall commercial lines industry. A.M. Best estimates that overall commercial lines industry net written premium growth was 1.9 percent for the first six months of 2006. New commercial lines business written directly by agencies in the three months ended September 30, 2006, grew by 25.1 percent to a record $89 million from $71 million in the comparable 2005 period. New commercial lines business in the nine months ended September 30, 2006, rose 18.5 percent to $244 million from $206 million in the comparable 2005 period.

•	Combined ratio – Our commercial lines combined ratios exceeded our targeted levels in the three and nine months ended September 30, 2006, largely because of rising loss severity including an increase in the number of losses greater than $1 million. Commercial auto results reflected the increasing competition in the commercial lines marketplace and workers’ compensation results reflected a review we conducted of established case reserves.

Our commercial lines combined ratio for the three months ended September 30, 2006, was lower than the year earlier period, largely due to the significantly lower level of catastrophe losses this year, which offset the higher loss and loss expense ratio excluding catastrophe losses. Our commercial lines combined ratio for the nine months ended September 30, 2006, was higher than the year earlier period due to the higher level of catastrophe losses this year and the increase in the loss and loss expense ratio excluding catastrophe losses.

As discussed below, other factors affecting the comparisons included a lower level of savings from favorable development on prior period reserves, changes in commission and underwriting expenses as well as the adoption of stock option expensing and a single large loss in last year’s first quarter.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2006	23

The commercial lines statutory combined ratio was 94.1 percent and 89.0 percent for the three and nine months ended September 30, 2006, compared with 95.6 percent and 88.1 percent for the comparable prior periods. Under statutory accounting principles, stock options expense is not included in the calculation of statutory income.
Commercial Lines Results

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2006	2005	Change %	2006	2005	Change %

Written premiums	$582	$546	6.5	$1,853	$1,741	6.4

Earned premiums	$602	$564	6.7	$1,783	$1,678	6.3
Loss and loss expenses excluding catastrophes	363	307	18.1	1,020	942	8.4
Catastrophe loss and loss expenses	14	53	(73.4)	77	62	24.4
Commission expenses	109	110	(0.5)	331	325	2.1
Underwriting expenses	74	64	14.2	190	160	18.5
Policyholder dividends	3	3	39.4	12	7	56.5

Underwriting profit	$39	$27	44.9	$153	$182	(16.0)

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	60.2%	54.4%		57.3%	56.1%
Catastrophe loss and loss expenses	2.3	9.5		4.3	3.7

Loss and loss expenses	62.5	63.9		61.6	59.8
Commission expenses	18.2	19.5		18.6	19.4
Underwriting expenses	12.2	11.4		10.6	9.5
Policyholder dividends	0.5	0.4		0.6	0.5

Combined ratio	93.4%	95.2%		91.4%	89.2%

Loss and Loss Expenses (excluding catastrophe losses)
Loss and loss expenses include both net paid losses and reserve additions for unpaid losses as well as the associated loss expenses. The primary factor in the 5.8 percentage point rise in the loss and loss expense ratio excluding catastrophe losses for the three-month period was rising loss severity. In particular, we saw an increase in the contribution of new losses and case reserve increases greater than $250,000 in our commercial auto and workers’ compensation business lines.
The primary factor in the 1.2 percentage point rise in the loss and loss expense ratio excluding catastrophes for the nine-month period was a lower level of savings from favorable development on prior period reserves and this quarter’s rise in loss severity. A single large loss in the first three months of 2005, which was insufficiently covered by facultative reinsurance, increased the commercial lines loss and loss expenses in the first nine months of 2005 by $24 million, net of reinsurance, or 1.3 percentage points.
We monitor incurred losses by size of loss, business line, risk category, geographic region, agency and field marketing territory, addressing concentrations or trends as needed. Our analysis for the three and nine months ended September 30, 2006, indicated no unexpected concentrations.
For the three months ended September 30, 2006, net savings from favorable development on prior period reserves lowered the loss and loss expense ratio by 5.6 percentage points compared with 8.4 percentage points in last year’s third quarter. Net development for the nine months ended September 30, 2006, lowered the loss and loss expense ratio by 2.0 percentage points. In the first nine months of 2005, net development lowered the loss and loss expense ratio by 5.4 percentage points. The year-over-year differences largely related to development of commercial casualty losses, which can fluctuate due to the nature and size of commercial liability policies and limits, such as those on commercial umbrella policies.

Cincinnati Financial Corporation
24	Form 10-Q for the quarter ended September 30, 2006

Commercial Lines Losses by Size

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2006	2005	Change %	2006	2005	Change %

Losses $1 million or more	$51	24	111.6	$121	93	30.4
Losses $250 thousand to $1 million	36	27	38.0	104	77	34.4
Development and case reserve increases of $250 thousand or more	46	35	28.9	135	103	31.7
Other losses excluding catastrophes	163	156	4.5	464	478	(3.0)

Total losses incurred excluding catastrophe losses	296	242	22.4	824	751	9.7
Catastrophe losses	14	53	(73.4)	77	62	24.4

Total losses incurred	$310	295	5.1	$901	813	10.8

Ratios as a percent of earned premiums:
Losses $1 million or more	8.5%	4.3%		6.8%	5.5%
Losses $250 thousand to $1 million	6.1	4.7		5.8	4.6
Development and case reserve increases of $250 thousand or more	7.5	6.3		7.6	6.1
Other losses excluding catastrophes	27.1	27.6		26.0	28.5

Loss ratio excluding catastrophe losses	49.2	42.9		46.2	44.7
Catastrophe losses	2.3	9.5		4.3	3.7

Total loss ratio	51.5%	52.4%		50.5%	48.4%

Commission Expenses
In the three and nine months ended September 30, 2006, commercial lines commission expense as a percent of earned premium declined 1.3 and 0.8 percentage points from the comparable 2005 periods, primarily due to a lower profit-sharing commission accrual resulting from lower overall underwriting profits.
Profit-sharing, or contingent, commissions are calculated on the profitability of an agency’s aggregate book of business, taking into account longer-term profit, with a percentage for prompt payment of premiums and other criteria. These profit-based commissions reward our agents’ efforts, generally fluctuating with our loss and loss expenses. A refinement and subsequent release of a contingent commission over-accrual from 2004 lowered the ratio for the first nine months of 2005 by 0.4 percentage points. Our 2006 contingent commission accrual reflects our estimate of the profit-sharing commissions to be paid to our agencies in early 2007.
Underwriting Expenses
In the three months ended September 30, 2006, commercial lines noncommission underwriting expenses (excluding policyholder dividends) as a percent of earned premium rose 0.8 percentage points from the comparable 2005 period. The adoption of stock option expensing contributed 0.4 percentage points to the increase. The remainder of the increase in the ratio largely was due to higher technology and staffing expenses.
In the nine months ended September 30, 2006, the ratio rose 1.1 percentage points, largely due to higher technology and staffing expenses. Stock option expensing contributed 0.5 percentage points to the nine-month increase.
Line of Business Analysis
Approximately 95 percent of our commercial lines premiums are written to provide accounts with coverages from more than one of our business lines. As a result, we believe that commercial lines is best measured and evaluated on a segment basis. However, we provide the line of business data to summarize growth and profitability trends separately for our business lines. The seven commercial business lines are:
•	Commercial casualty – Commercial casualty insurance provides coverage to businesses against third-party liability from accidents occurring on their premises or arising out of their operations, including coverage for injuries sustained from products sold as well as coverage for professional services, such as dental care. Specialized casualty policies may include coverage for employment practices liability (EPLI), which protects businesses against claims by employees that their legal rights as employees of the company have been violated, and other acts or failures to act under specified circumstances as well as excess insurance and umbrella liability, including personal umbrella written as an endorsement to commercial umbrella coverages. The commercial casualty business line includes liability coverage written on both a discounted and nondiscounted basis as part of commercial package policies. Our ceded participation in USAIG, a joint underwriting association, from 2003 and prior now is included in the commercial casualty business line.
•	Commercial property – Commercial property insurance provides coverage for loss or damage to buildings, inventory and equipment caused by fire, wind, hail, water, theft and vandalism as well as business interruption resulting from a covered loss. Commercial property also includes crime insurance, which provides coverage for losses due to embezzlement or misappropriation of funds by an employee, and inland marine insurance, which provides coverage for a variety of mobile equipment, such as builder’s risk,

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2006	25

contractor’s equipment, cargo and electronic data processing equipment. Various property coverages can be written as stand-alone policies or can be added to a package policy. The commercial property business line includes property coverage written on both a nondiscounted and discounted basis as part of commercial package policies.
•	Commercial auto – Commercial auto coverages protect businesses against liability to others for both bodily injury and property damage, medical payments to insureds and occupants of their vehicles, physical damage to an insured’s own vehicle from collision and various other perils, and damages caused by uninsured motorists.
•	Workers’ compensation – Workers’ compensation coverage protects employers against specified benefits payable under state or federal law for workplace injuries to employees. We write workers’ compensation coverage in all of our active states except North Dakota, Ohio and West Virginia, where coverage is provided solely by the state instead of by private insurers.
•	Specialty packages – Specialty packages include coverages for property, liability and business interruption tailored to meet the needs of specific industry classes, such as artisan contractors, dentists, garage operators, financial institutions, metalworkers, printers, religious institutions, or smaller, main street businesses. Businessowner policies, which combine property, liability and business interruption coverages for small businesses, are included in specialty packages.
•	Surety and executive risk – This business line includes:
•	Contract and commercial surety bonds, which guarantee a payment or reimbursement for financial losses resulting from dishonesty, failure to perform and other acts.

•	Fidelity bonds, which cover losses that policyholders incur as a result of fraudulent acts by specified individuals or dishonest acts by employees.

•	Directors and officers liability insurance, which covers liability for alleged errors in judgment, breaches of duty and wrongful acts related to activities of for-profit or nonprofit organizations. Our directors and officers liability policy can optionally include EPLI coverage.
•	Machinery and equipment – Specialized machinery and equipment coverage can provide protection for loss or damage to boilers and machinery, including production and computer equipment, from mechanical breakdown, steam explosion, or artificially generated electrical current.

Cincinnati Financial Corporation
26	Form 10-Q for the quarter ended September 30, 2006

•	The table below provides data for the three- and nine-month periods for the commercial business lines:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2006	2005	Change %	2006	2005	Change %

Commercial casualty:
Written premiums	$196	$183	9.3	$634	$593	7.6
Earned premiums	207	193	9.3	613	566	8.5
Loss and loss expenses incurred	103	92	9.7	311	290	6.6
Loss and loss expense ratio	49.4%	49.3%		50.8%	51.8%
Loss and loss expense ratio excluding catastrophes	49.4	49.3		50.8	51.8
Commercial property:
Written premiums	$126	$113	11.2	$381	$361	5.5
Earned premiums	123	113	8.8	367	347	5.8
Loss and loss expenses incurred	68	107	(36.7)	224	236	(5.2)
Loss and loss expense ratio	54.9%	94.3%		61.0%	68.2%
Loss and loss expense ratio excluding catastrophes	45.0	50.2		44.9	52.1
Commercial auto:
Written premiums	$105	$108	(2.4)	$345	$341	1.2
Earned premiums	113	115	(1.5)	337	340	(0.8)
Loss and loss expenses incurred	82	69	18.4	211	203	4.2
Loss and loss expense ratio	72.8%	60.6%		62.5%	59.6%
Loss and loss expense ratio excluding catastrophes	73.3	60.4		61.5	59.4
Workers’ compensation:
Written premiums	$85	$75	13.0	$288	$258	11.6
Earned premiums	93	82	13.1	271	244	11.4
Loss and loss expenses incurred	84	61	38.0	228	185	23.5
Loss and loss expense ratio	90.3%	74.0%		84.1%	75.9%
Loss and loss expense ratio excluding catastrophes	90.3	74.0		84.1	75.9
Specialty packages:
Written premiums	$35	$35	0.2	$109	$105	3.0
Earned premiums	35	34	1.2	106	103	3.0
Loss and loss expenses incurred	26	24	7.5	78	73	5.8
Loss and loss expense ratio	74.2%	69.9%		73.5%	71.5%
Loss and loss expense ratio excluding catastrophes	67.1	60.0		60.2	66.2
Surety and executive risk:
Written premiums	$28	$25	10.9	$74	$63	16.7
Earned premiums	24	21	17.4	69	59	16.9
Loss and loss expenses incurred	11	6	76.4	38	13	195.4
Loss and loss expense ratio	47.3%	31.5%		55.6%	22.0%
Loss and loss expense ratio excluding catastrophes	47.3	31.5		55.6	22.0
Machinery and equipment:
Written premiums	$7	$7	(9.5)	$22	$20	5.0
Earned premiums	7	6	4.2	20	19	4.5
Loss and loss expenses incurred	3	1	119.3	7	4	88.7
Loss and loss expense ratio	45.2%	21.5%		34.8%	19.3%
Loss and loss expense ratio excluding catastrophes	43.1	21.3		34.0	19.3
Commercial Casualty
Commercial casualty written premiums rose 7.6 percent in the first nine months of 2006. We believe our commercial casualty premiums have benefited from the healthy business economy and business growth, as well as higher exposures. Casualty pricing continues to become more competitive.
The commercial casualty loss and loss expense ratio for the three-month period remained essentially unchanged from the year-ago level, remaining within the range we consider appropriate. The nine-month ratio improved from the year-ago level.
Commercial Property
Commercial property written premiums rose 5.5 percent in the first nine months of 2006. Commercial property premiums for the third quarter of 2005 were reduced by $5 million of reinsurance reinstatement premiums, which added 5.0 and 1.5 percentage points to the 2006 three- and nine-month growth rates. Commercial property results reflect the more competitive pricing environment in non-coastal markets. We continue to work to ensure we receive adequate premiums for covered risks. This ongoing effort helps offset more competitive market conditions.
The commercial property loss and loss expense ratios for the three and nine months were improved from the year-ago levels, remaining within the range we consider appropriate in light of the increasing competition in this market. For the three months, commercial property catastrophe losses were substantially below the year-ago level, while nine-month catastrophe losses were essentially even with the year-ago level. Excluding catastrophes, the improvement in the ratio for the three- and nine-month periods reflected the more favorable

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2006	27

level of development of prior period reserves this year. As noted above, a single large loss contributed 6.9 percentage points to the ratio for the nine months ended September 30, 2005.
Commercial Auto
Commercial auto written premiums rose 1.2 percent in the first nine months of 2006, with a 2.4 percent decline in three-month written premiums due to pricing levels on new and renewal business.
The commercial auto loss and loss expense ratios for the three and nine months of 2006 increased from the year-ago levels, partially reflecting higher loss severity with a modest increase in the contribution from $1 million plus losses in the third quarter. Further, favorable reserve development for commercial auto has continued but was below last year’s unusually high level. Also, we are beginning to see the impact of the downward pressure on pricing on underwriting results. Commercial auto is one of the business lines that we renew and price annually, so market trends may be reflected here more quickly than in other lines. Commercial auto also is generally one of the larger components of the typical package.
We remain focused on commercial auto underwriting and rate levels, making certain that vehicle use is properly classified and driver suitability is monitored. Those actions and a declining industrywide frequency trend should help mitigate projected increases in industrywide severity.
Workers’ Compensation
Workers’ compensation written premiums rose 11.6 percent in the first nine months of 2006. Workers’ compensation premiums are benefiting from the healthy business economy and related payroll growth. Premiums also may be benefiting from initiatives to modestly expand our workers’ compensation business in selected states. In Ohio, our largest state on a consolidated basis, we cannot offer workers’ compensation coverage because it is a state monopoly, provided solely by the state instead of private insurers.
We pay a lower commission rate on workers’ compensation business, which means this line has a higher loss and loss expense breakeven point than our other commercial business lines. The workers’ compensation loss and loss expense ratios for the three and nine months of 2006 were above the year-ago levels.
Results for the quarter included four losses greater than $1 million, totaling over $11 million. They added approximately 12 percentage points to the workers’ compensation loss and loss expense ratio. Our philosophy is to establish initial case reserves to reflect estimated ultimate payouts. The higher initial reserves established in the third quarter for newly reported claims demonstrate our commitment to applying our claims reserving philosophy to this business line.
Over recent months, we have reviewed each of our established workers’ compensation case reserves above $100,000, in light of current trends in medical cost inflation and estimated payout periods. The review led to the allocation of approximately $60 million to case reserves held for specific claims from accident years going back as much as 20 years. Reductions to IBNR offset approximately $44 million of those reserve increases. We had raised workers’ compensation IBNR in the fourth quarter of last year, in light of the trends identified in the workers’ compensation market. In total, net workers’ compensation reserves increased 4.2 percent to $689 million at September 30, 2006, from $661 million at June 30, 2006. However, small shifts in our current estimates of medical cost inflation and estimated payout periods could have a significant effect on our potential future liability compared with our current projections.
Specialty Packages
Specialty packages written premiums rose 3.0 percent in the first nine months of 2006. The rollout we have begun of our commercial lines policy processing system should help us to meet changing agency needs and address the pricing, technology and service systems other carriers have introduced for similar products in recent years.
The specialty packages loss and loss expense ratios for the three and nine-months increased over the year-ago levels. Excluding catastrophes, the three-month ratio rose from the year-ago levels, while the nine-month ratio improved.
Surety and Executive Risk
Surety and executive risk written premiums rose 16.7 percent in the first nine months of 2006. The loss and loss expense ratios for the three- and nine-months were above the year-ago levels. The increase for the nine months was primarily due to several new losses and case reserve increases greater than $250,000, primarily related to directors and officers liability coverages in the second quarter. Surety and executive risk losses can fluctuate significantly, and we do not believe that the increase in the third-quarter or nine-month ratios is indicative of any new trend or risk.
Machinery and Equipment
Machinery and equipment written premiums rose 5.0 percent in the first nine months of 2006, and the loss and loss expense ratio was 34.8 percent.

Cincinnati Financial Corporation
28	Form 10-Q for the quarter ended September 30, 2006

Commercial Lines Insurance Outlook
At year-end 2005, A.M. Best anticipated industrywide commercial lines written premiums would rise approximately 2.3 percent in 2006. Through the first six months of 2006, industry commercial lines written premiums are estimated to have risen 1.9 percent. For the first nine months of 2006, our commercial lines written premiums rose 6.4 percent. We expect our commercial lines segment written premium growth to exceed the industry for full-year 2006.
During the third quarter of 2006, agents continued to report that renewal pricing pressure was rising and that new business was requiring more pricing flexibility and more careful risk selection. We continue to need to use credits more frequently to retain renewals of quality business – the larger the account, the higher the credits, with variations by geographic region and class of business. Renewal rates on most coverages are flat to modestly down, exclusive of any changes in an account’s exposure.
We intend to continue to market our products to a broad range of business classes, price our products adequately and take a package approach. We also plan to maintain our underwriting selectivity and carefully manage our rate levels, as well as our programs that seek to accurately match exposures with appropriate premiums. We will continue to evaluate each risk individually and to make decisions regarding rates, the use of three-year commercial policies and other policy terms on a case-by-case basis, even in lines and classes of business that are under competitive pressure. New marketing territories staffed over the past several years and new agency appointments are contributing to commercial lines growth.
Since the 2005 hurricane season, commercial lines pricing has grown more competitive in non-coastal markets. We believe that so far, the effect of those hurricanes on pricing largely has been limited to coastal markets and business lines directly affected by the storms. However, most of our regional competitors are financially strong and reporting high profitability. Further, the potential remains for accelerated competition if carriers that choose to exit coastal markets look to replace market share in our core Midwest markets. We believe that no area is immune to catastrophes – as this year’s storms show – but our local knowledge and strong agency relationships are advantages that help us underwrite successfully and grow profitably over the long term. As a result, we continue to look for commercial lines growth above the industry average.
We believe our approach should allow us to maintain most of the positive underlying improvements in profitability that have occurred over the past several years, but we are carefully monitoring industry conditions, including the potential for higher construction costs that could affect commercial property claims severity. We do not believe favorable reserve development will contribute to underwriting profits as much in 2006 as in 2005 and 2004. In addition, underwriting expenses are rising. We discuss our overall outlook for the property casualty insurance operations in Measuring Our Success in 2006 and Beyond, Page 17.
Personal Lines Insurance Results Of Operations
Overview
Performance highlights for the personal lines segment include:
•	Premiums – As discussed in our 2005 Annual Report on Form 10-K, a variety of market- and company-specific factors have caused personal lines written premiums to decline on a year-over-year basis for the past five quarters, and earned premiums now are reflecting the written premium trend. The net effect of reinsurance reinstatement premiums and assumed pool adjustments in the third quarter of 2005 reduced the decline in net written premiums by 0.8 and 0.3 percentage points, respectively, for the three and nine months ended September 30, 2006.

The same market- and company-specific factors had an impact on new personal lines business through the first half of 2006. Below we discuss rate changes made effective July 1, 2006, that have better positioned our personal lines products in certain markets. As a result of those changes, new personal lines business written directly by agencies was $9 million for the three months ended September 30, 2006, up 14.4 percent from $8 million in the comparable prior period. For the nine months ended September 30, 2006, new personal lines business was $24 million compared with $25 million in the year ago period.

•	Combined ratio – Our personal lines combined ratio in the three and nine months ended September 30, 2006, rose over the year ago periods, primarily because of higher catastrophe losses. As discussed below, other factors affecting the comparisons included rising loss severity and higher losses greater than $1 million in the homeowner business line and changes in commission and underwriting expenses as well as the adoption of stock option expensing.

Our personal lines statutory combined ratio was 104.0 percent and 102.3 percent in the three and nine months ended September 30, 2006, compared with 99.9 percent and 95.7 percent in the comparable prior periods. Under statutory accounting principles, stock options expense is not included in the calculation of statutory income.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2006	29

Personal Lines Results

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2006	2005	Change %	2006	2005	Change %

Written premiums	$198	$215	(8.0)	$570	$608	(6.1)

Earned premiums	$189	$201	(5.9)	$579	$605	(4.4)
Loss and loss expenses excluding catastrophes	126	128	(1.9)	355	370	(4.2)
Catastrophe loss and loss expenses	13	13	6.4	53	21	153.9
Commission expenses	38	41	(8.0)	121	126	(4.1)
Underwriting expenses	20	20	2.3	66	65	1.9

Underwriting profit (loss)	$(8)	$(1)	(670.2)	$(16)	$23	(169.2)

Ratios as a percent of earned premiums:
Loss and loss expenses excluding
catastrophes	66.6%	63.9%		61.3%	61.1%
Catastrophe loss and loss expenses	7.1	6.3		9.2	3.5

Loss and loss expenses	73.7	70.2		70.5%	64.6
Commission expenses	20.1	20.5		20.8	20.8
Underwriting expenses	10.6	9.8		11.5	10.7

Combined ratio	104.4%	100.5%		102.8%	96.1%

Loss and Loss Expenses (excluding catastrophe losses)
Loss and loss expenses include both net paid losses and reserve additions for unpaid losses as well as the associated loss expenses. The increase in the loss and loss expense ratio excluding catastrophes for the three months ended September 30, 2006, was largely due to rising loss severity, including an increase in losses greater than $1 million in the homeowner business line. The ratio for the nine months ended September 30, 2006, was essentially unchanged from a year ago. We discuss trends separately by personal lines of business beginning on Page 31.
For the three months ended September 30, 2006, net savings from favorable development on prior period reserves lowered the loss and loss expense ratio by 2.5 percentage points compared with 0.9 percentage points in last year’s third quarter. Net development for the nine months ended September 30, 2006, lowered the loss and loss expense ratio by 0.2 percentage points. In the first nine months of 2005, net development raised the loss and loss expense ratio by 1.7 percentage points.
We monitor incurred losses by size of loss, business line, risk category, geographic region, agency and field marketing territory, addressing concentrations or trends as needed. Our analysis for the first nine months of 2006 indicated no unexpected concentrations.
Personal Lines Losses by Size

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2006	2005	Change %	2006	2005	Change %

Losses $1 million or more	$9	$3	202.7	$19	$5	242.0
Losses $250 thousand to $1 million	12	9	39.9	31	27	16.9
Development and case reserve increases of $250 thousand or more	4	3	19.2	16	12	34.2
Other losses excluding catastrophes	85	97	(13.4)	242	280	(13.6)

Total losses incurred excluding catastrophe losses	110	112	(2.3)	308	324	(5.1)
Catastrophe losses	13	13	6.4	53	21	153.9

Total losses incurred	$123	$125	(1.4)	$361	$345	4.6

Ratios as a percent of earned premiums:
Losses $1 million or more	5.0%	1.6%		3.2%	0.9%
Losses $250 thousand to $1 million	6.4	4.3		5.4	4.4
Development and case reserve increases of $250 thousand or more	2.1	1.7		2.8	2.0
Other losses excluding catastrophes	44.5	48.3		41.8	46.2

Loss ratio excluding catastrophe losses	58.0	55.9		53.2	53.5
Catastrophe losses	7.1	6.3		9.2	3.5

Total loss ratio	65.1%	62.2%		62.4%	57.0%

Commission Expenses
In the three months ended September 30, 2006, personal lines commission expense as a percent of earned premium declined 0.4 percentage points from the comparable 2005 period, due to a lower profit-sharing commission accrual resulting from lower underwriting profit that offset higher agency commissions. In the nine months ended September 30, 2006, personal lines commission expense as a percent of earned premium was unchanged from the comparable 2005 period.

Cincinnati Financial Corporation
30	Form 10-Q for the quarter ended September 30, 2006

Profit-sharing, or contingent, commissions are calculated on the profitability of an agency’s aggregate book of business, taking into account longer-term profit, with a percentage for prompt payment of premiums and other criteria. These profit-based commissions reward our agents’ efforts, generally fluctuating with our loss and loss expenses. A refinement and subsequent release of a contingent commission over-accrual from 2004 lowered the ratio for the first nine months of 2005 by 0.2 percentage points. Our 2006 contingent commission accrual reflects our estimate of the profit-sharing commissions to be paid to our agencies in early 2007.
Underwriting Expenses
In the three months ended September 30, 2006, personal lines noncommission underwriting expenses as a percent of earned premium rose 0.8 percentage points from the comparable 2005 period, including 0.4 percentage points due to the adoption of stock option expensing. The remainder of the increase in the ratio largely was due to higher technology and staffing expenses.
In the nine months ended September 30, 2006, the ratio rose 0.8 percentage points, largely due to higher technology and staffing expenses. The adoption of stock option expensing contributed 0.5 percentage points to the increase.
Line of Business Analysis
We prefer to write personal lines coverage on an account basis that includes both auto and homeowner coverages as well as coverages from the other personal business line. As a result, we believe that personal lines is best measured and evaluated on a segment basis. However, we provide the line of business data to summarize growth and profitability trends separately for the three business lines.

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2006	2005	Change %	2006	2005	Change %

Personal auto:
Written premiums	$96	$112	(14.5)	$279	$321	(12.8)
Earned premiums	95	107	(11.7)	294	329	(10.7)
Loss and loss expenses incurred	57	70	(17.8)	183	203	(10.1)
Loss and loss expense ratio	60.6%	65.0%		62.2%	61.7%
Loss and loss expense ratio excluding catastrophes	59.2	64.6		60.2	61.2
Homeowner:
Written premiums	$79	$80	(1.6)	$224	$219	1.4
Earned premiums	72	72	0.9	219	209	3.4
Loss and loss expenses incurred	68	56	21.4	183	154	18.8
Loss and loss expense ratio	93.9%	78.0%		83.7%	72.9%
Loss and loss expense ratio excluding catastrophes	78.9	62.8		63.9	64.9
Other personal:
Written premiums	$23	$23	(2.1)	$67	$68	(2.3)
Earned premiums	22	22	(2.3)	66	67	(0.8)
Loss and loss expenses incurred	14	15	6.5	42	34	34.4
Loss and loss expense ratio	63.3%	58.0%		63.9%	47.1%
Loss and loss expense ratio excluding catastrophes	58.1	53.0		57.3	43.8
Personal Auto
Personal auto written and earned premiums continued to decline in the third quarter and first nine months of 2006. As noted above, the decline primarily was due to price competition in some states and territories. Effective July 1, we introduced a limited program of policy credits that incorporated insurance scores into the pricing of our personal auto policies in most of the states in which our Diamond system is in use. These changes lowered premiums for some current policyholders, and appear to have contributed to higher levels of new business by making our rates more competitive for our agents’ better customers. For the third quarter, new personal auto business premium rose approximately 12 percent, with new policy counts rising in some of our higher volume personal lines states. Nine-month new business was down approximately 11 percent.
The personal auto loss and loss expense ratios for the third quarter and first nine months of 2006 remained healthy. Excluding catastrophe losses, they were slightly improved from the year-ago levels.
Homeowner
Earned premiums for the homeowner line rose 0.9 percent in the third quarter and 3.4 percent in the first nine months of 2006. Written premium rose for the nine months, but declined in the three months ended September 30, 2006, as higher business levels and rates were insufficient to offset lower retention. Homeowner premiums for the third quarter of 2005 were increased by $2 million by the net effect of reinsurance reinstatement premiums and assumed pool adjustments. Modifications to selected rates and credits in the third quarter to improve our competitive position appear to have reversed the trend of declines in homeowner new business. For the third quarter, new homeowner business premium rose approximately

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2006	31

17 percent, with new policy counts rising in some of our higher volume personal lines states. Nine-month new business was essentially flat.
At September 30, 2006, approximately 78 percent of all homeowner policies had been converted to one-year terms, up from approximately 56 percent at year-end 2005. In Ohio, which represented 37.4 percent of homeowner premium volume in 2005, approximately 88 percent of homeowner policies had been converted to one-year terms. We are continuing to renew homeowner policies for three-year terms in seven of our lower premium volume states until preparation for the Diamond rollout begins in each of those states. Renewal rates on three-year policies reflect all rate changes enacted over the previous three years. This can cause those policies to renew at significantly higher prices, affecting retention, even when the new prices are competitive.
The loss and loss expense ratio excluding catastrophe losses for the third quarter rose 16.1 percentage points from the year-ago level, reflecting four losses greater than $1 million for a total over $8 million. Those four losses added approximately 11 percentage points to the loss and loss expense ratio. There were no homeowner losses greater than $1 million in last year’s third quarter. We believe that overall severity of homeowner claims is climbing industrywide because of higher material and labor costs. In addition, homeowners may not be filing smaller claims. They also continue to raise their deductibles, often to offset the rising cost of insurance on higher insured property values.
The loss and loss expense ratio excluding catastrophe losses for the first nine months of 2006 declined 1.0 percentage points from the year-ago level, primarily due to the benefit of rate actions taken over the past several years.
In the three and nine months ended September 30, 2006, catastrophe losses contributed 15.0 and 19.8 percentage points to the loss and loss expense ratio. In the three and nine months ended September 30, 2005, catastrophe losses contributed 15.2 and 8.0 percentage points.
We continue to seek to improve homeowner results so that this line achieves profitability. We believe the full benefit of our pricing and underwriting actions will not be reflected in homeowner underwriting performance until late 2007. Other factors that could affect our ability to achieve our objective include:
•	Continued decline in written premiums – We are working on a number of initiatives to make our rates competitive. Effective July 1, 2006, we introduced a limited program of policy credits that incorporated insurance scores into the pricing of our homeowner policies in most of the states in which our Diamond system is in use. These changes lowered premiums for some current policyholders. We believe these changes can contribute to higher levels of new business and improved policyholder retention by making our rates more competitive for our agents’ better customers.
•	Higher-than-historical level of catastrophe losses – Our performance target projects catastrophe losses as a percent of homeowner earned premium would be approximately 17 percent. From 2003 to 2005, catastrophe losses averaged approximately 21 percent of homeowner earned premiums due to higher-than-historical storm activity.
•	Higher-than-anticipated commission and underwriting expenses – We generally do not allocate noncommission expenses to individual business lines. To measure homeowner profitability, our target assumes that total commission and underwriting expenses would contribute approximately 31 percentage points to a homeowner combined ratio, including option expense. If written premium growth slows further, this ratio may be greater than 31 percent because some of our costs are relatively fixed, such as our planned investments in technology.
Other Personal
Other personal written premiums were unchanged for the third quarter. The premiums decreased slightly for the first nine months of 2006 because of the lower retention and new business for homeowner and personal auto during the first half of the year, since most of our other personal coverages are endorsed to homeowner or auto policies.
The loss and loss expense ratio for other personal rose for the three months. The loss and loss expense ratio for other personal rose for the nine months due to higher personal umbrella and dwelling fire losses in the second quarter. Personal umbrella losses can fluctuate significantly, and we do not believe that the increase was indicative of any new trend or risk.
Personal Lines Insurance Outlook
At year-end 2005, A.M. Best anticipated industrywide personal lines written premiums would rise approximately 2.9 percent in 2006, with personal auto premiums expected to rise about 2.5 percent and homeowner premiums expected to rise 4.2 percent. Through the first six months of 2006, industry personal lines written premiums are estimated to have risen 2.3 percent. We anticipate the full-year 2006 decline in personal lines segment written premiums will be similar to the nine-month decrease.

Cincinnati Financial Corporation
32	Form 10-Q for the quarter ended September 30, 2006

Factors that affect personal lines premiums include:
•	Competitive rates – We are implementing rate changes to make our personal auto and homeowner rates competitive. While these pricing refinements will lower premiums for some policyholders, we believe they present an opportunity to work with our agents to market the advantages of our personal lines products to their preferred clients, which could help us resume growing in this business segment.
•	Diamond introduction – The Diamond system now is in use by agencies writing approximately 90 percent of personal lines premium volume. We believe the system makes it easier for agents to place homeowner, personal auto and other personal lines business with us, while providing direct-bill capabilities and greatly increasing policy-issuance and policy-renewal efficiencies. Diamond provides other advantages, including the ability to make rate changes more quickly.
•	Products enhancements – We continue to work to introduce enhancements, including replacement cost coverage for new automobiles and identity theft expense mitigation, which will help agents market our products to their personal lines customers.
•	New agencies – We are working to increase the number of agencies that offer our personal lines products, which also could contribute to personal lines growth. Our personal lines team is working closely with our field associates to introduce the benefits of our personal lines products to newly appointed agencies and to selected agencies that currently offer only our commercial lines products.
In addition to the premium trends we anticipate, several other factors may affect the personal lines combined ratio in 2006 and beyond. Personal lines underwriters continue to focus on insurance-to-value initiatives to verify that policyholders are buying the correct level of coverage for the value of the insured risk, and we are carefully maintaining underwriting standards. However, if premiums continue to decline, the 2006 personal lines expense ratio will be higher than the 2005 ratio because some of our costs are relatively fixed. We discuss our overall outlook for the property casualty insurance operations in Measuring Our Success in 2006 and Beyond, Page 17.
Life Insurance Results Of Operations
Overview
Performance highlights for the life insurance segment include:
•	Revenues – Earned premiums reflected continued growth of gross in-force policy face amounts to $55.691 billion at September 30, 2006, up from $51.493 billion at year-end 2005. Our life insurance subsidiary reported total statutory net written premiums of $40 million and $121 million in the three and nine months ended September 30, 2006, compared with $56 million and $163 million in the comparable 2005 periods. The change primarily was due to:
•	Statutory written premiums for term and other life insurance products rose 14.8 percent to $32 million for the three months ended September 30, 2006, and rose 13.2 percent to $94 million for the nine months ended September 30, 2006.

•	Statutory written annuity premiums declined to $7 million and $24 million in the three and nine months ended September 30, 2006, from $27 million and $77 million in the comparable 2005 periods. Since late 2005, we have de-emphasized annuities because of an unfavorable interest rate environment.
Total statutory written premiums for life insurance operations for all periods include life insurance, annuity and accident and health premiums.

•	Profitability – The life insurance segment reports a small GAAP profit because investment income is included in investment segment results, except investment income credited to contract holders (interest assumed in life insurance policy reserve calculations). The segment operating profit declined in the three and nine months ended September 30, 2006, due to:
•	Higher mortality expenses compared with the year-earlier periods, however, mortality experience remained within pricing guidelines.

•	Adoption of stock option expensing, which added approximately $300,000 and $1 million, respectively, to other operating expenses.
At the same time, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. For that reason, we also evaluate GAAP data including all investment activities on life insurance-related assets.

GAAP net income on that basis was $9 million in the three months ended September 30, 2006, compared with $8 million in the three months ended September 30, 2005. GAAP net income rose to $54 million in the nine months ended September 30, 2006, compared with $31 million in the nine months ended

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2006	33

September 30, 2005, reflecting a $23 million increase in after-tax realized gains on investments. The sale of the portion of our ALLTEL common stock held by the life insurance company contributed $40 million to the pretax realized investment gain in the first nine months of 2006.
Life Insurance Results

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2006	2005	Change %	2006	2005	Change %

Written premiums	$40	$56	(28.7)	$121	$163	(25.6)

Earned premiums	$28	$25	9.4	$84	$78	6.9
Separate account investment management fees	0	1	(20.6)	2	3	0.5

Total revenues	28	26	8.4	86	81	6.7

Contract holders benefits incurred	33	27	21.2	92	77	19.2
Investment interest credited to contract holders	(14)	(13)	3.4	(40)	(38)	6.0
Expenses incurred	9	12	(19.8)	32	37	(9.9)

Total expenses	28	26	12.0	84	76	11.6

Life insurance segment profit	$0	$0	nm	$2	$5	(66.3)

Life Insurance Outlook
As the life insurance company seeks to improve penetration of our property casualty agencies, our objective is to increase premiums and contain expenses. Term insurance is our largest life insurance product line. We continue to introduce new term products with features our agents indicate are important. In addition, we introduced new universal life products including cash value accumulation products for adults and children.
Marketplace and regulatory changes in recent years have affected the cost and availability of reinsurance for term life insurance. We are addressing this situation by retaining no more than a $500,000 exposure, ceding the balance using excess over retention mortality coverage and retaining the policy reserve.
Because of the conservative nature of statutory reserving principles, retaining the policy reserve requires a large commitment of capital and reduces statutory earnings. However, we believe the long-term profitability of term life insurance serves to enhance GAAP results.
Ohio insurance regulators currently are considering various proposals such as the use of preferred mortality rates that, if adopted, would partially reduce the impact of redundant statutory reserves. Also, although the exact timing and details are uncertain, the NAIC continues to make progress toward comprehensive reforms of statutory accounting principles.
We continue to emphasize the cross-serving opportunities afforded by worksite marketing of life insurance products. This year, we have explored additional programs to simplify the worksite marketing sales process, including electronic enrollment software, to be implemented in 2007. We also intend to enhance our worksite product portfolio to make it more attractive to agents. We believe these strategies will allow us to continue to increase our worksite marketing business.
Investments Results of Operations
Overview
The investment segment contributes investment income and realized gains and losses to results of operations. Investments provide our primary source of pretax and after-tax profits.
•	Investment income – Consolidated pretax investment income rose 7.5 percent and 9.0 percent in the three and nine months ended September 30, 2006. The growth in investment income reflected new investments, higher interest income from the growing fixed-maturity portfolio and increased dividend income from the common stock portfolio. In addition, proceeds from the sale of the ALLTEL holding that were used to make the applicable tax payments in June 2006 were invested in short-term instruments that generated approximately $5 million in interest income in the nine months ended September 30, 2006.

While increasing, dividend income has slightly declined as a percent of total investment income primarily due to the allocation of a larger portion of cash flow for fixed-maturity investments over the past two years. Fifth Third, our largest equity holding, contributed 43.4 percent and 44.2 percent of total dividend income in the three and nine months ended September 30, 2006. We discuss our Fifth Third investment in Item 3, Quantitative and Qualitative Disclosures About Market Risk, Page 40.

We have begun participating in a securities lending program under which certain fixed maturity securities from our investment portfolio are loaned to other institutions for short periods of time. We require collateral equal to 102 percent of the market value of the loaned securities. The lending agent invests the collateral in accordance with our guidelines. In the three and nine months ended September 30, 2006, the program generated net investment income, net of applicable fees, of $252,000 and $528,000.

Cincinnati Financial Corporation
34	Form 10-Q for the quarter ended September 30, 2006

Based on terms of the agreement, we have the right to sell or re-pledge the collateral in the event of a default by the borrower. At September 30, 2006, the amount of collateral held was $1.016 billion.
•	Net realized gains and losses – Pretax realized gains were immaterial for the three months ended September 30, 2006 and we reported a pretax realized gain of $671 million for the nine months ended September 30, 2006. Fair value changes due to the application of SFAS No. 133 offset realized losses from investment sales for the three-month period. Included in realized investment gains and losses for the three months ended September 30, 2006, was a $542,000 recorded loss due to the decline in the fair value of an interest-rate swap initiated during the period.
The previously announced sale of our holdings of ALLTEL common stock accounted for $647 million of the realized gain in the nine-month period. The effect of other-than-temporary impairment charges was insignificant in both periods. We reported a net realized gain in the three and nine months ended September 30, 2005, primarily due to realized gains from investment sales.
Investment Results

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2006	2005	Change %	2006	2005	Change %

Investment income:
Interest	$74	$70	6.1	$225	$208	8.2
Dividends	67	64	5.2	194	180	7.5
Other	4	2	130.0	11	6	78.8
Investment expenses	(1)	(2)	9.9	(5)	(4)	(14.4)

Total net investment income	144	134	7.5	425	390	9.0

Investment interest credited to contract holders	(14)	(13)	(3.4)	(40)	(38)	(6.0)

Net realized investment gains and losses:
Realized investment gains and losses	(2)	12	(117.3)	667	41	1,519.9
Change in valuation of embedded derivatives	2	5	(56.0)	5	(2)	353.6
Other-than-temporary impairment charges	0	(1)	nm	(1)	(1)	41.7

Net realized investment gains (losses)	0	16	nm	671	38	1,683.6

Investment operations income	$130	$137	(4.8)	$1,056	$390	171.1

Investments Outlook
We believe investment income growth for 2006 could be in the range of 8.0 percent to 8.5 percent. Our outlook is based on the anticipated level of dividend income, the strong cash flow from insurance operations and the higher-than-normal allocation of new cash flow to fixed-maturity securities over the past two years. Dividend increases within the last 12 months by Fifth Third and another 37 of the 49 common stock holdings in the equity portfolio should add $15 million to annualized investment income.
In the first nine months of 2006, our investment department used available cash flow from operations and the $558 million in total after-tax proceeds from the ALLTEL common stock sale to buy both equity and fixed-maturity investments. We anticipate dividends from the common equities purchased in the first nine months of 2006 will replace $16 million of the $20 million in ALLTEL dividend income received in full-year 2005.
We believe impairments in 2006 should be limited to securities that have been identified for sale, have experienced a sharp decline in fair value or that experience prolonged pressure due to poor economic or market conditions. All securities in the portfolio were trading at or above 70 percent of book value at September 30, 2006. Our asset impairment committee continues to monitor the investment portfolio. Our asset impairment policy is discussed in our 2005 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 37.
Other
Other revenues of the insurance subsidiaries, parent company operations and non-investment operations of CFC Investment Company and CinFin Capital Management Company were $4 million and $3 million in the three months ended September 30, 2006 and 2005. Revenues were $12 million and $9 million in the nine months ended September 30, 2006 and 2005. Losses before income taxes of $13 million and $12 million in the three months ended September 30, 2006 and 2005, were primarily due to $13 million each year in interest expense from debt of the parent company. Losses before income taxes of $38 million in the nine months ended September 30, 2006 and 2005, were due to $38 million each year in interest expense from debt of the parent company.
Taxes
Income tax expense was $33 million and $357 in the three and nine months ended September 30, 2006, compared with $34 million and $143 million in the comparable prior period. The effective tax rate for the three

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2006	35

and nine months ended September 30, 2006, was 21.9 percent and 30.9 percent compared with 22.6 percent and 25.4 percent in the comparable prior periods.
Growth in the tax-exempt municipal bond portfolio, higher investment income from dividends and lower operating earnings contributed to the change in the effective tax rate for the three months ended September 30, 2006. The sale of our ALLTEL common stock holdings in the first three months of 2006, which generated a $647 million pretax gain, was the primary reason for the change in effective tax rate for the nine months.
We pursue a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. Tax-advantaged fixed-maturity investments generally are exempt from federal tax calculations. The dividend received deduction generally exempts 70 percent of qualified dividends from common and preferred stocks from federal tax calculations. Details regarding our effective tax rate are found in our 2005 Annual Report on Form 10-K, Item 8, Note 10 to the Consolidated Financial Statements, Page 93.
Liquidity and Capital Resources
We had shareholders’ equity of $6.464 billion at September 30, 2006, compared with $6.086 billion at year-end 2005. Total debt was $840 million, up from $791 million at year-end 2005.
Sources Of Liquidity
Subsidiary Dividends
Our insurance subsidiary declared dividends to the parent company of $125 million in the first nine months of both 2006 and 2005. State of Ohio regulatory requirements restrict the dividends insurance subsidiaries can pay. During 2006, total dividends that our lead insurance subsidiary can pay to our parent company without regulatory approval are approximately $517 million.
Insurance Underwriting
Our property casualty and life insurance operations provide liquidity because premiums generally are received before losses are paid under the policies purchased with those premiums. After satisfying our cash requirements, excess cash flows are used for investment, increasing future investment income.
This table shows a summary of cash flow of the insurance subsidiary (direct method):

	Nine months ended Sept. 30,
(In millions)	2006	2005

Premiums collected	$2,459	$2,383
Loss and loss expenses paid	(1,378)	(1,279)
Commissions and other underwriting expenses paid	(789)	(776)

Insurance subsidiary cash flow from underwriting	292	328
Investment income received	355	318

Insurance subsidiary operating cash flow	$647	$646

Consolidated collected premiums declined as growth in property casualty written premiums was offset by lower annuity premiums from our life insurance segment. After paying higher claims and operating expenses, cash flows from insurance underwriting for the nine months ended September 30, 2006, were down approximately 11 percent from the comparable 2005 periods. Total insurance subsidiary operating cash flows was up slightly for the nine months as growth in cash flows from investment income offset the lower cash flows from underwriting. We discuss our future obligations for claims payments in our 2005 Annual Report on Form 10-K, Contractual
Obligations, Page 59, and our future obligations for underwriting expenses in Commissions and Other Underwriting Expenses, Page 35. Based on our outlook for commercial lines, personal lines and life insurance, we believe that cash flows from underwriting could decline for full-year 2006. A lower level of cash flow available for investment could lead to reduced potential for increases in future investment income and capital gains.
Investing Activities
Investment income is a primary source of liquidity for both the parent company and insurance subsidiary. Realized gains also can provide liquidity, although we follow a buy-and-hold investment philosophy, seeking to compound cash flows over the long-term. During the nine months ended September 30, 2006, we disposed of investments as follows:
•	Fixed maturities – Including calls, maturities and sales, fixed-maturity dispositions were approximately $301 million compared with last year’s unusually high level of $556 million.

Cincinnati Financial Corporation
36	Form 10-Q for the quarter ended September 30, 2006

•	Equity securities – Total equity security sales were $850 million. We sold the remaining 12,700,164 shares of our ALLTEL common stock holding, generating proceeds of $764 million, in the first quarter of 2006. (We sold 475,000 shares of our ALLTEL holding in the fourth quarter of 2005.)
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
Capital Resources
At September 30, 2006, our debt-to-capital ratio was 11.5 percent. We had $791 million of long-term debt and $49 million in borrowings on our short-term lines of credit. We generally have minimized our reliance on debt financing although we may utilize lines of credit to fund short-term cash needs. At September 30, 2006, we had two lines of credit totaling $125 million with $49 million outstanding.
We provide details of our three long-term notes in our 2005 Annual Report on Form 10-K, Item 8, Note 7 of the Consolidated Financial Statements, Page 91. None of the notes are encumbered by rating triggers. As of November 1, 2006, our senior debt issues were rated aa- by A.M. Best, A+ by Fitch, A2 by Moody’s and A by Standard & Poor’s.
During the third quarter, we entered into an interest-rate swap as an economic cash flow hedge of variable interest payments for certain variable-rate debt obligations ($49 million notional amount). Under this interest-rate swap contract, we have agreed to pay a fixed rate of interest for a three-year period. The contract is intended to be a hedge against changes in the amount of future cash flows associated with the related interest payments. The interest-rate swap contract is reflected at fair value in our balance sheet. SFAS No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities,” as amended, requires changes in the fair value of the company’s derivative financial instruments to be recognized periodically as realized gains or losses on the consolidated statement of income or as a component of accumulated other comprehensive income in shareholders’ equity, respectively. In the three months ended September 30, 2006, we recorded a $542,000 investment loss due to the decline in the fair value of the interest-rate swap.
In October, we completed the necessary requirements for the interest-rate swap to qualify for hedge accounting treatment under SFAS No. 133. We expect that the interest-rate swap will be a highly effective hedge and that future changes in the fair value of the interest-rate swap will be recorded as a component of accumulated other comprehensive income. As a result, we do not expect any significant amounts to be reclassified into earnings in the next 12 months.
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
Contractual Obligations
In our 2005 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 59, we estimated our future contractual obligations as of December 31, 2005. During the first nine months of 2006, our contractual obligations were increased by the $49 million borrowed against one of our short-term lines of credit. We also have acquired $7 million of equipment with capital lease obligations. There were no material changes to the other estimates.
Commissions and Other Underwriting Expenses
In addition to our contractual obligations, our insurance operations use cash for commission and other underwriting expenses.
As discussed above, commissions and other underwriting expenses paid rose in the first nine months of 2006, reflecting the operating expense trends we discuss in the Commercial Lines and Personal Lines Insurance Results of Operations, Page 23 and Page 29. Commission payments also include contingent, or profit-sharing, commissions, which are paid to agencies using a formula that takes into account agency profitability and other factors, such as prompt monthly payment of amounts due to the company. Commission payments generally

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2006	37

track with written premiums. Contingent commission payments for 2006, which will be made in early 2007, will be partially influenced by the excellent underwriting profitability generated in 2005 and 2004.
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
We have long favored investing in equity securities, along with a proper balance of fixed maturity investments, to achieve growth in both investment income and book value. We seek to maintain equity investment consistent with both this approach and various regulatory parameters.
In the first nine months of 2006, our investment department allocated a portion of available cash flow from operations and the $558 million in total after-tax proceeds from the ALLTEL common stock sale to common stock investments. We also purchased a variety of fixed maturity investments, including preferred securities.
Uses of Capital
Uses of cash to enhance shareholder return include:
•	Dividends to shareholders – In February 2006, the board of directors authorized a 9.8 percent increase in the regular quarterly cash dividend to an indicated annual rate of $1.34 per share. During the first nine months of 2006, $170 million was used for dividends to shareholders.

•	Common stock repurchase program –During the first nine months of 2006, we used $95 million to repurchase 2.143 million shares of our common stock at an average price of $44.28. The details of the 2006 repurchase activity are described in Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, Page 45.

In 2005, the board authorized a 10 million share repurchase program to replace a program authorized in 1999. At September 30, 2006, 7.323 million shares remained authorized for repurchase under the 2005 program. We do not adjust number of shares repurchased and average price per repurchased share for stock dividends.
Property Casualty Insurance Reserves
Commercial Lines Insurance Segment Reserves
For the business lines in the commercial lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves. Total gross reserves were up from year-end 2005 primarily because of factors discussed in Commercial Lines Results of Operations, Page 23, including changes in workers’ compensation reserves, higher new large losses and growth of exposures.

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At September 30, 2006
Commercial casualty	$909	$473	$441	1,823	53.7%
Commercial property	137	31	38	206	6.1
Commercial auto	273	59	67	399	11.7
Workers’ compensation	395	287	87	769	22.7
Specialty packages	77	2	11	90	2.7
Surety and executive risk	63	0	36	99	2.9
Machinery and equipment	3	3	0	6	0.2

Total	$1,857	$855	$680	$3,392	100.0%

At December 31, 2005
Commercial casualty	$859	$451	$423	$1,733	54.6%
Commercial property	135	40	36	211	6.6
Commercial auto	268	55	65	388	12.2
Workers’ compensation	283	333	79	695	21.9
Specialty packages	63	0	12	75	2.4
Surety and executive risk	36	0	32	68	2.1
Machinery and equipment	3	3	0	6	0.2

Total	$1,647	$882	$647	$3,176	100.0%

Cincinnati Financial Corporation
38	Form 10-Q for the quarter ended September 30, 2006

Personal Lines Insurance Segment Reserves
For the business lines in the personal lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves. Total gross reserves were essentially unchanged from year-end 2005 as new large losses and homeowner loss cost inflation offset the effect of declining personal lines policy count on reserves.

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At September 30, 2006
Personal auto	$163	$7	$35	$205	45.4%
Homeowners	75	17	18	110	24.2
Other personal	55	70	12	137	30.4

Total	$293	$94	$65	$452	100.0%

At December 31, 2005
Personal auto	$175	$4	$34	$213	47.1%
Homeowners	70	21	18	109	24.0
Other personal	52	67	12	131	28.9

Total	$297	$92	$64	$453	100.0%

Life Insurance Reserves
Gross life policy reserves were $1.389 billion at September 30, 2006, compared with $1.343 billion at year-end 2005. We establish reserves for traditional life insurance policies based on expected expenses, mortality, morbidity, withdrawal rates and investment yields, including a provision for uncertainty. Once these assumptions are established, they generally are maintained throughout the lives of the contracts. We use both our own experience and industry experience adjusted for historical trends in arriving at our assumptions for expected mortality, morbidity and withdrawal rates. We use our own experience and historical trends for setting our assumptions for expected expenses. We base our assumptions for expected investment income on our own experience adjusted for current economic conditions.
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
As previously indicated, in late July 2006, Scottish Re Group Limited announced that its president and chief executive officer had resigned, that it expected to report a net operating loss for the second quarter and that its third- and fourth-quarter earnings would likely be below previous expectations. Following that announcement, Scottish Re’s financial strength ratings were downgraded by A.M. Best Co., Fitch Ratings, Moody’s Investors Service and Standard & Poor’s Ratings Service and the company announced an auction process for the possible sale of the company.
Subsequent to the August 2, 2006, filing of our Form 10-Q for the quarter ended June 30, 2006, we were able to determine that The Cincinnati Life Insurance Company does not have any reinsurance treaties with Scottish Re although it has reinsurance placed with Pacific Life Insurance Company and Security Life of Denver Insurance Company that is administered by Scottish Re. At September 30, 2006, The Cincinnati Life Insurance Company had approximately $8 million in reinsurance receivables with Pacific Life and $20 million in reinsurance receivables with Security Life of Denver, which we believe will be recovered.
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

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2006	39

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for a decrease in value resulting from broad yet uncontrollable forces such as inflation, economic growth, interest rates, world political conditions or other widespread unpredictable events. It is comprised of many individual risks that, when combined, create a macroeconomic impact. Our view of potential risks and its sensitivity to such risks is discussed in the 2005 Annual Report on Form 10-K.
The fair value (market value) of our investment portfolio was $13.046 billion and $12.657 billion at September 30, 2006, and December 31, 2005, respectively.

	At Sept. 30, 2006		At December 31, 2005
(In millions)	Book value	Fair value	Book value	Fair value

Taxable fixed maturities	$3,410	$3,441	$3,304	$3,359
Tax-exempt fixed maturities	2,309	2,349	2,083	2,117
Common equities	2,358	7,032	1,961	6,936
Preferred equities	216	224	167	170
Short-term investments	0	0	75	75

Total	$8,293	$13,046	$7,590	$12,657

The ratio of investment assets to total assets for the parent company was 30.9 percent at September 30, 2006, compared with 33.9 percent at year-end 2005.
Fixed-Maturity Investments
By allocating a significant portion of investment cash flows to the fixed income portfolio over the longer-term, we believe we enhance portfolio stability and diversity. Compared with common stocks, fixed-income investments generally are less volatile and provide a more consistent income stream. Overall credit risk is reduced by diversifying the fixed-income portfolio among approximately 1,850 securities.
Interest Rate Sensitivity Analysis
Because of our strong surplus, long-term investment horizon and ability to hold most fixed-maturity investments until maturity, we believe the company is well positioned if interest rates should rise. A higher rate environment could provide the opportunity to invest cash flow in higher-yielding securities, while reducing the likelihood of calls of the higher-coupon fixed-maturity investments currently held in the portfolio. While higher interest rates would be expected to continue to increase the number of fixed-maturity holdings trading below 100 percent of book value, we believe lower fixed-maturity security values due solely to interest rate changes would not signal a decline in credit quality.
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
We measure modified duration and duration to worst. The table below summarizes the effect of hypothetical changes in interest rates on the fixed-maturity portfolio under both duration scenarios:

	Fair value	Modified duration		Duration to worst
	of fixed	100 basis	100 basis	100 basis	100 basis
	maturity	point spread	point spread	point spread	point spread
(In millions)	portfolio	decrease	increase	decrease	increase

At September 30, 2006	$5,790	$6,190	$5,389	$6,138	$5,441
At December 31, 2005	5,476	5,868	5,084	5,779	5,173
The modified duration of our bond portfolio currently is 6.8 years and the modified duration of the redeemable preferred portfolio currently is 12.5 years. A 100 basis-point movement in interest rates would result in an approximately 6.9 percent change in the market value of the combined portfolios. Generally speaking, the higher a bond’s rating, the more directly correlated movements in its market value will be to changes in the general level of interest rates. Therefore, the municipal bond portfolio is more likely to respond to a changing interest rate scenario. Our U.S. agency paper portfolio, because it generally has very little call protection, has a low duration and would not be expected to be as responsive to rate movements. Lower investment grade and high-yield corporate bond values are driven by credit spreads, as well as their durations, in response to interest rate movements.
In the dynamic financial planning model, the selected interest rate change of 100 basis points represents our views of a shift in rates that is quite possible over a one-year period. The rates modeled should not be considered a prediction of future events as interest rates may be much more volatile in the future. The analysis

Cincinnati Financial Corporation
40	Form 10-Q for the quarter ended September 30, 2006

is not intended to provide a precise forecast of the effect of changes in rates on our results or financial condition, nor does it take into account any actions that we might take to reduce exposure to such risks.
Short-Term Investments
Our short-term investments present minimal risk as we generally purchase the highest quality commercial paper. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as taxes. At September 30, 2006, we had no short-term investments compared with $75 million at year-end 2005. Funds to make the tax payments related to the sale of our ALLTEL holding were held in short-term investments pending that payment in June 2006.
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
At September 30, 2006, we held 13 individual equity positions valued at approximately $100 million or above. These equity positions accounted for 92.8 percent of the unrealized appreciation of the entire portfolio.

	As of and for the quarter ended September 30, 2006
				Earned
	Actual	Fair	Percent of	dividend
(Dollars in millions)	cost	value	fair value	income

Fifth Third Bagncorp	$283	$2,771	39.5%	$86
ExxonMobil Corporation	134	601	8.6	9
The Procter & Gamble Company	192	452	6.4	6
National City Corporation	172	359	5.1	11
PNC Financial Services Group, Inc.	62	341	4.8	7
Johnson & Johnson	194	234	3.3	4
AllianceBernstein Holding L.P.	60	228	3.2	9
Wyeth	62	225	3.2	3
U.S. Bancorp	140	222	3.2	7
Wells Fargo & Company	96	196	2.8	4
Piedmont Natural Gas Company, Inc.	64	143	2.0	4
FirstMerit Corporation	54	124	1.8	4
Sky Financial Group, Inc.	91	116	1.6	3
All other common stock holdings	754	1,020	14.5	22

Total	$2,358	$7,032	100.0%	$179

Our investments are heavily weighted toward the financials sector, which represented 67.1 percent of the total fair value of the common stock portfolio at September 30, 2006. Financials sector investments typically underperform the overall market during periods when interest rates are expected to rise. We historically have seen these types of short-term fluctuations in market value of its holdings as potential buying opportunities but are cognizant that a prolonged downturn in this sector could create a long-term negative effect on the portfolio.
Over the longer term, our objective is for the performance of our equity portfolio to exceed that of the broader market. Over the five years ended September 30, 2006, our compound annual equity portfolio return was a 0.9 percent compared with a compound annual total return of 7.0 percent for the Standard & Poor’s 500 Index, a common benchmark of market performance. Our equity portfolio performance reflected the decline in the market value of our holdings of Fifth Third common stock, which generated a negative annualized return of 6.7 percent for that five-year period. In the first nine months of 2006, our equity portfolio’s total return of 7.9 percent compared with the Index’s total return of 8.5 percent.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2006	41

Fifth Third Bancorp Holding
The after-tax unrealized gain on our Fifth Third common stock holding accounted for 25.0 percent of our shareholders’ equity at September 30, 2006, and dividends earned from our Fifth Third investment were 20.2 percent of our net investment income in the first nine months of 2006.

	Nine months ended September 30,
(In millions except market price data)	2006	2005

Fifth Third Bancorp common stock holding:
Dividends earned	$86	$79
Percent of total net investment income	20.2%	20.2%

	At September 30,	At December 31,
	2006	2005

Shares held	73	73

Closing market price of Fifth Third	$38.08	$37.72
Book value of holding	283	283
Fair value of holding	2,771	2,745
After-tax unrealized gain	1,617	1,600

Market value as a percent of total equity investments	38.2%	38.6%
Market value as a percent of invested assets	21.2	21.6
Market value as a percent of total shareholders’ equity	42.9	45.1
After-tax unrealized gain as a percent of total shareholders’ equity	25.0	26.3
Based on the number of shares of Fifth Third that we owned at September 30, 2006, a 10 percent change in its currently stated quarterly dividend on an annual basis would result in a $12 million change in our annualized pretax investment income.
Every $1.00 change in the market price of Fifth Third’s common stock has approximately a 27 cent impact on our book value per share. A 20 percent change in the market price of Fifth Third’s common stock from its September 30, 2006, closing price would result in a $554 million change in assets and a $360 million change in after-tax unrealized gains.
Unrealized Investment Gains and Losses
At September 30, 2006, unrealized investment gains before taxes totaled $4.824 billion and unrealized investment losses in the investment portfolio amounted to $71 million.
Unrealized Investment Gains
The unrealized gains at September 30, 2006, were due to long-term gains from our holdings of Fifth Third common stock, which contributed 52.3 percent of the gain, and from our other common stock holdings, including ExxonMobil Corporation, The Procter & Gamble Company and PNC Financial Services Group, which each contributed at least 5 percent of the gain.
Reflecting our long-term investment philosophy, of the 1,304 securities trading at or above book value at September 30, 2006, 663 or 50.8 percent, have shown unrealized gains for more than 24 months.
Unrealized Investment Losses – Potential Other-than-temporary Impairments
At September 30, 2006, 633 of the 1,937 securities we owned were trading below 100 percent of book value compared with 732 of the 1,814 securities we owned at December 31, 2005. We deem the risk related to securities trading between 70 percent and 100 percent of book value to be relatively minor and at least partially offset by the investment income potential of these investments.
•	623 of these holdings were trading between 90 percent and 100 percent of book value. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 623 securities was $2.660 billion at September 30, 2006, and they accounted for $58 million in unrealized losses.

•	10 of these holdings were trading between 70 percent and 90 percent of book value at September 30, 2006. The fair value of these holdings was $91 million, and they accounted for the remaining $13 million in unrealized losses. These holdings are being monitored for credit- and industry-related risk factors, but we believe the changes in value primarily are due to normal fluctuations and economic factors.

Of these securities, one is a common stock and one is a convertible preferred stock with market values between 87 percent and 90 percent of book value at September 30, 2006. The fair value of these two securities was $62 million and they accounted for $8 million of unrealized losses, primarily related to the common stock holding. The remaining eight are fixed-maturity securities with a total fair value of

Cincinnati Financial Corporation
42	Form 10-Q for the quarter ended September 30, 2006

$29 million. All of these holdings were trading between 82 percent and 90 percent of book value at September 30, 2006, and no single industry accounted for more than two of the holdings.

•	No holdings were trading below 70 percent of book value at September 30, 2006.
The following table summarizes the investment portfolio by period of time:

				Gross	Gross
	Number			unrealized	investment
(Dollars in millions)	of issues	Book value	Fair value	gain/loss	income

At September 30, 2006
Portfolio summary:
Trading below 70% of book value	0	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	633	2,822	2,751	(71)	100
Trading at 100% and above of book value	1,304	5,471	10,295	4,824	308
Securities sold in current year	0	0	0	0	12

Total	1,937	$8,293	$13,046	$4,753	$420

At December 31, 2005
Portfolio summary:
Trading below 70% of book value	2	$12	$8	$(4)	$1
Trading at 70% to less than 100% of book value	730	2,894	2,820	(74)	118
Trading at 100% and above of book value	1,082	4,684	9,829	5,145	387
Securities sold in current year	0	0	0	0	18

Total	1,814	$7,590	$12,657	$5,067	$524

The following table summarizes the investment portfolio:

	6 Months or less		> 6 - 12 Months		> 12 - 24 Months		> 24 - 36 Months

		Gross		Gross		Gross		Gross
	Number	unrealized	Number	unrealized	Number	unrealized	Number	unrealized
(Dollars in millions)	of issues	gain/loss	of issues	gain/loss	of issues	gain/loss	of issues	gain/loss

Taxable fixed maturities:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	32	(1)	91	(9)	179	(32)	34	(12)
Trading at 100% and above of book value	119	8	10	1	5	2	276	74

Total	151	7	101	(8)	184	(30)	310	62

Tax-exempt fixed maturities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	6	0	21	0	234	(4)	23	(2)
Trading at 100% and above of book value	468	12	2	0	2	0	352	34

Total	474	12	23	0	236	(4)	375	32

Common equities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	2	(2)	2	(8)	0	0	0	0
Trading at 100% and above of book value	8	63	2	168	4	12	31	4,441

Total	10	61	4	160	4	12	31	4,441

Preferred equities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	5	0	1	0	2	0	1	(1)
Trading at 100% and above of book value	19	3	1	0	1	0	4	6

Total	24	3	2	0	3	0	5	5

Summary:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	45	(3)	115	(17)	415	(36)	58	(15)
Trading at 100% and above of book value	614	86	15	169	12	14	663	4,555

Total	659	$83	130	$152	427	$(22)	721	$4,540

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2006	43

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
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
Changes in Internal Control over Financial Reporting – During the three months ended September 30, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II – Other Information
Item 1. Legal Proceedings
Neither the company nor any of our subsidiaries is involved in any material litigation other than ordinary, routine litigation incidental to the nature of its business.
Rochlin v. The Cincinnati Insurance Company, Case No. IP 00-1898-C, Federal District Court for the Southern District of Indiana, filed December 8, 2000: On October 11, 2006, the court issued a final order dismissing all claims with prejudice pursuant to a settlement agreement. Under the terms of the settlement agreement, 46 plaintiffs will share the settlement sum of $50,000 less applicable tax withholding, and the plaintiffs’ lawyers will receive a payment of $487,500 attorney fees and litigation and related expenditures. Management believes these payment amounts are immaterial and do not affect the company’s financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes to our risk factors since our 2005 Annual Report on Form 10-K was filed on March 10, 2006.

Cincinnati Financial Corporation
44	Form 10-Q for the quarter ended September 30, 2006

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The board of directors has authorized share repurchase programs (see the 2005 Annual Report on Form 10-K, Cash Flow, for information on the historical programs). In the first nine months of 2006, repurchases were made as follows:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
Month	shares purchased(1)	paid per share	plans or programs(2)	plans or programs

January 1-31, 2006	0	$0.00	0	9,466,035
February 1-28, 2006	537,322	44.12	537,322	8,928,713
March 1-31, 2006	1,316,978	43.97	1,312,678	7,616,035
April 1-30, 2006	0	0.00	0	7,616,035
May 1-31, 2006	0	0.00	0	7,616,035
June 1-30, 2006	150,000	45.89	150,000	7,466,035
July 1-31, 2006	0	0.00	0	7,466,035
August 1-31, 2006	31,666	45.98	31,666	7,434,369
September 1-30, 2006	113,598	46.23	110,900	7,323,469

Totals	2,149,564	44.29	2,142,566

Shares and share prices on this table are not adjusted for stock dividends.

1.	Includes 4,300 and 2,987 shares acquired in March and September, 2006, respectively, in satisfaction of withholding taxes due upon exercise of stock options.

2.	The current repurchase program was announced on August 19, 2005, and became effective on September 1, 2005. It replaced a program which had been in effect since 1999.

3.	The share amount approved for repurchase in 1999 was 17 million shares.

4.	The repurchase program has no expiration date.

5.	No repurchase program has expired during the period covered by the above table, but the 1999 program was superseded by the 2005 program and no further repurchases will occur under the 1999 program.

6.	The share amount approved for repurchase under the 2005 program is 10 million shares. At the time the 1999 program was replaced by the 2005 program, it had 2,739,942 shares remaining. All of the repurchases reported in the table above were repurchased under the 2005 program.
Item 3. Defaults upon Senior Securities
We have not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2006	45

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1A	Amended Articles of Incorporation of Cincinnati Financial Corporation (1)

3.1B	Amendment to Article Fourth of Amended Articles of Incorporation of Cincinnati Financial Corporation (2)

3.2	Regulations of Cincinnati Financial Corporation (3)

4.1	Indenture with The Bank of New York Trust Company (4)

4.2	Supplemental Indenture with The Bank of New York Trust Company (4)

4.3	Second Supplemental Indenture with The Bank of New York Trust Company (5)

4.4	Form of 6.125% Exchange Note Due 2034 (included in Exhibit 4.2)

4.5	Form of 6.92% Debentures Due 2028 (included in Exhibit 4.3)

4.6	Indenture with the First National Bank of Chicago (subsequently assigned to The Bank of New York Trust Company) (6)

4.7	Form of 6.90% Debentures Due 2028 (included in Exhibit 4.6)

10.1	Agreement with Messer Construction (7)

10.2	Stock Repurchase Agreement dated November 12, 2004 with Robert C. Schiff, Trustee, Robert C. Schiff Revocable Trust (7)

10.3	Purchase Agreement with J.P. Morgan Securities Inc. and UBS Securities LLC (8)

10.4	2003 Non-Employee Directors’ Stock Plan (9)

10.5	Cincinnati Financial Corporation Stock Option Plan No. VI (10)

10.6	Cincinnati Financial Corporation Stock Option Plan No. VII (11)

10.7	Standard Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. VI (7)

10.8	Registration Rights Agreement with J.P. Morgan Securities Inc. and UBS Securities LLC (4)

10.9	Form of Dealer Manager Agreement between Cincinnati Financial and UBS Securities LLC (12)

10.10	Cincinnati Financial Corporation Incentive Compensation Plan (13)

10.11	Cincinnati Financial Corporation 2006 Stock Compensation Plan (13)

10.12	Standard Form of Combined Incentive/Nonqualified Stock Option for Stock Option Plan VI (14)

10.13	364-Day Credit Agreement by and among Cincinnati Financial Corporation and CFC Investment Company, as Borrowers, and Fifth Third Bank, as Lender (15)

10.14	Director and Named Executive Officer Compensation Summary (13)

10.15	Executive Compensation Plan (16)

10.16	Amendment No. 1 to Credit Agreement by and among Cincinnati Financial Corporation and CFC investment Company, as Borrower, and Fifth Third Bank, as lender. (17)

(1)	Incorporated by reference to the company’s 1999 Annual Report on Form 10-K dated March 23, 2000 (File No. 000-04604).

(2)	Incorporated by reference to Exhibit 3(i) filed with the company’s Current Report on Form 8-K dated July 15, 2005.

(3)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 2, 1992, Exhibit 2 (File No. 000-04604).

(4)	Incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034.

(5)	Incorporated by reference to the company’s Current Report on Form 8-K dated May 9, 2005, filed with respect to the completion of the company’s exchange offer and rescission offer for its 6.90% senior debentures due 2028.

(6)	Incorporated by reference to the company’s registration statement on Form S-3 effective May 22, 1998 (File No. 333-51677).

(7)	Incorporated by reference to the company’s 2004 Annual Report on Form 10-K dated March 11, 2005.

(8)	Incorporated by reference to the company’s Current Report on Form 8-K dated November 1, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034.

(9)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 21, 2005.

(10)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 1, 1999

(11)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 8, 2002.

(12)	Incorporated by reference to the company’s Registration Statement on Form S-4 filed March 21, 2005 (File No. 333-123471).

(13)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 30, 2006.

(14)	Incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated July 15, 2005.

(15)	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated May 31, 2005.

(16)	Incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated November 23, 2005.

(17)	Incorporated by reference to Exhibit 10.01 filed with the company’s Current Report on Form 8-K dated May 26, 2006.

Cincinnati Financial Corporation
46	Form 10-Q for the quarter ended September 30, 2006

10.17	Cincinnati Financial Corporation Supplemental Retirement Plan

10.18	Standard Form of Incentive Stock Option Agreement for Stock Option Plan VII (18)

10.19	Standard Form of Nonqualified Stock Option Agreement for Stock Option Plan VII (19)

10.20	Standard Form of Incentive Stock Option Agreement for the 2006 Stock Compensation Plan (20)

10.21	Standard Form of Nonqualified Stock Option Agreement for the 2006 Stock Compensation Plan (21)

11	Statement re: Computation of per share earnings for the three months ended September 30, 2006 and 2005, contained in Exhibit 11 of this report, Page 49

14	Cincinnati Financial Corporation Code of Ethics for Senior Financial Officers (22)

21	Cincinnati Financial Corporation Subsidiaries contained in the 2005 Annual Report on Form 10-K, Part I, Item 1, Page 1

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer, Page 50

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer, Page 51

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, Page 52

(18)	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated October 20, 2006.

(19)	Incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated October 20, 2006.

(20)	Incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated October 20, 2006.

(21)	Incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated October 20, 2006.

(22)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 18, 2004.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended September 30, 2006	47

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION

Date: November 1, 2006

/S/ Kenneth W. Stecher

Kenneth W. Stecher
Chief Financial Officer, Executive Vice President, Secretary and Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation
48	Form 10-Q for the quarter ended September 30, 2006