Form 10-K
period 2006-12-31
CINCINNATI FINANCIAL CORP
filed 2007-02-28
CIK 20286

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2006.

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
$2.00 par, common stock
(Title of Class)
6.125% Senior Notes due 2034
(Title of Class)
6.9% Senior Debentures due 2028
(Title of Class)
6.92% Senior Debentures due 2028
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐   No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.(Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No ☑
The aggregate market value of voting stock held by nonaffiliates of the Registrant was $7,397,523,700 as of June 30, 2006.
As of February 16, 2007, there were 172,835,849 shares of common stock outstanding.
Document Incorporated by Reference
Portions of the definitive Proxy Statement for Cincinnati Financial Corporation’s Annual Meeting of Shareholders to be held on May 5, 2007, are incorporated by reference into Parts II and III of this Form 10-K.

Part I
Item 1.      Business
Cincinnati Financial Corporation — Introduction
We are an Ohio corporation formed in 1968. Through our subsidiaries, we have been in business since 1950, marketing commercial, personal and life insurance through independent insurance agencies to businesses and individuals. Our headquarters is in Fairfield, Ohio. At year-end 2006, we had 4,048 associates, with 2,888 headquarters associates providing support to 1,160 field associates.
Cincinnati Financial Corporation (CFC) owns 100 percent of three subsidiaries: The Cincinnati Insurance Company, CFC Investment Company and CinFin Capital Management Company. In addition, the parent company has an investment portfolio and is responsible for corporate borrowings and shareholder dividends. The Cincinnati Insurance Company owns 100 percent of our three smaller insurance subsidiaries: The Cincinnati Casualty Company, The Cincinnati Indemnity Company and The Cincinnati Life Insurance Company.
The Cincinnati Insurance Company, founded in 1950, leads the property casualty group known as The Cincinnati Insurance Companies. The Cincinnati Casualty Company and The Cincinnati Indemnity Company round out the property casualty insurance group, providing flexibility in pricing and underwriting while ceding all of their business to The Cincinnati Insurance Company. The Cincinnati Life Insurance Company primarily markets life insurance and annuities. CFC Investment Company complements the insurance subsidiaries with leasing and financing services. CinFin Capital Management Company provides asset management services to institutions, corporations and high net worth individuals.
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
Our Business and Our Strategy
Introduction
Our company was founded more than 50 years ago by independent agents to support the ability of local independent property casualty insurance agents to deliver quality financial protection to people and businesses in their communities. Today, we operate much the same way, actively marketing commercial insurance policies in 32 states through a select group of independent insurance agencies. We actively market all of our personal lines insurance policies in 22 of those states. We also seek to become the life insurance carrier of choice for the agencies that market our property casualty insurance products and offer other financial services to help agents and their clients, the policyholders.
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
Cultivating Relationships with Independent Insurance Agents
The U.S. property casualty insurance industry is a highly competitive marketplace with over 3,900 stock and mutual companies operating independently or in groups. No single company or group dominates across all product lines and states. Insurance companies (carriers) can market a broad array of products nationally or:
•	choose to sell a limited product line or only one type of insurance (monoline carrier)

•	target a certain segment of the market (for example, personal insurance)

2006 10-K Page 1

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
At year-end 2006, our 1,066 agency relationships had 1,289 reporting agency locations marketing our insurance products. An increasing number of agencies have multiple, separately identifiable locations, reflecting their growth and consolidation of ownership within the independent agency marketplace. Reporting agency locations describes our agents’ scope of business and our presence within our 32 active states. At year-end 2005, we had 1,024 agency relationships with 1,252 reporting agency locations. At year-end 2004, we had 998 agency relationships with 1,213 reporting agency locations. In addition to providing data on reporting agency locations, we continue to give agency relationships metrics, such as our penetration within each agency relationship.
Property Casualty Earned Premiums by State
In our 10 highest volume states, 877 reporting agency locations wrote 70.0 percent of our 2006 total property casualty earned premium volume compared with 69.7 percent in 2005.

	Earned	Percent of	Reporting	Avg premium
(Dollars in millions)	premiums	total earned	agency locations	per location

Year ended December 31, 2006
Ohio	$695	22.0%	220	$3.2
Illinois	291	9.2	116	2.5
Indiana	225	7.1	98	2.3
Pennsylvania	190	6.0	75	2.5
Michigan	160	5.1	92	1.7
Georgia	147	4.6	62	2.4
North Carolina	144	4.5	70	2.1
Virginia	142	4.5	55	2.6
Wisconsin	119	3.8	51	2.3
Kentucky	103	3.2	38	2.7

Year ended December 31, 2005
Ohio	$687	22.5%	224	$3.1
Illinois	281	9.2	112	2.5
Indiana	222	7.3	99	2.2
Pennsylvania	182	5.9	63	2.9
Michigan	164	5.4	88	1.9
Georgia	133	4.3	59	2.3
Virginia	126	4.1	53	2.4
North Carolina	121	3.9	68	1.8
Wisconsin	119	3.9	49	2.4
Kentucky	98	3.2	38	2.6
In 2005, the most recent period for which data is available, Cincinnati Insurance was the No. 1 or No. 2 carrier in 75 percent of the reporting agency locations that have represented us for more than five years. The independent agencies that we choose to market our products share our philosophies. They do business person to person; offer broad, value-added services; maintain sound balance sheets and manage their agencies professionally. On average, we have a 15.7 percent share of the property casualty insurance in our reporting agency locations. Our share is 22.4 percent in reporting agency locations that have represented us for more than 10 years; 9.9 percent in agencies that have represented us for five to 10 years; 4.3 percent in agencies that have represented us for one to five years; and 1.2 percent in agencies that have represented us for less than one year.
Over the next decade, industry analysts predict successful agencies will have opportunities to increase their size on average almost three-fold. Agencies are expected to continue to pursue consolidation opportunities,

2006 10-K Page 2

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
No single agency relationship accounted for more than 1.2 percent of our total agency earned premiums in 2006. Some of our agency relationships are with individual offices of bank- or broker-owned organizations. Our relationships are with each office separately, however, no bank- or broker-owned organization, in aggregate, accounted for more than 2.3 percent of our total agency earned premiums in 2006.
Strengthening Our Agency Relationships
We follow a number of strategies to strengthen our relationships with the independent property casualty insurance agencies that represent us.
Emphasis on Relationships and Local Decision-making
We continue to expand the services we provide that support agency opportunities. Accessible field representatives are the first layer of support. Headquarters associates also provide agencies with underwriting, accounting and technology assistance and training. Company executives, headquarters underwriters and special teams regularly travel to visit agencies. Agents have opportunities for direct, personal conversations with our senior management team, and headquarters associates have opportunities to refresh their knowledge of marketplace conditions and field activities.
The field marketing representatives are joined by field representatives specializing in claims, loss control, machinery and equipment, bond, premium audit, life insurance and leasing. For example, our field machinery and equipment and loss control representatives perform inspections and recommend specific actions to improve the safety of the policyholder’s operations and the quality of the agent’s account.
Agents tell us they agree with the need to carefully select risks and assure pricing adequacy. They appreciate the time our associates invest in creating solutions for their clients while protecting profitability, whether that means working on an individual case or developing modified policy terms and conditions that preserve flexibility, choice and other sales advantages.
Risk-specific Underwriting
We seek to be a consistent, predictable and reasonable property casualty carrier that agencies can rely on to serve their clients. Our field and headquarters underwriters make risk-specific decisions about both new business and renewals. On a case-by-case basis, we select risks we can cover on acceptable terms and at adequate prices rather than underwriting solely by geographic location or business class.
For new commercial lines business, this case-by-case underwriting and pricing is coordinated by the local field marketing representatives. Our agents and our field marketing, loss control, bond and machinery and equipment representatives get to know the people and businesses in their communities and can make informed decisions about each risk. These field marketing representatives also are responsible for selecting new independent agencies, coordinating field teams of specialized company representatives and promoting all of the company’s products within the agencies they serve. Commercial lines policy renewals are managed by headquarters underwriters who are assigned to specific agencies and consult with local field staff, as needed.
We apply our risk-specific underwriting philosophy to personal lines new and renewal business in a different process. Each agency selects personal lines business from within the geographic territory that it serves, based on the agent’s knowledge of the risks in those communities or familiarity with the policyholder. New and renewal business activities are supported by headquarters associates assigned to individual agencies.
Competitive Insurance Products
We are committed to offering the property casualty products and services local agents need to serve their clients — the policyholders. Our commercial lines products are structured to allow flexible combinations of coverages in a single package with a single expiration date. Our intent is to offer personal auto and homeowners coverages together with other coverages such as personal umbrella. This approach brings policyholders convenience, discounts and a reduced risk of coverage gaps or disputes. At the same time, it increases account retention and saves time and expense for the agency and our company.
Our commercial lines packages are typically offered on a three-year policy term for most insurance coverages, a key competitive advantage. Although we offer three-year policy terms, premiums for some coverages within those policies are adjustable at anniversary for the next annual period, and policies may be cancelled at any time at the discretion of the policyholder. Contract terms often provide that rates for property, general liability, inland marine and crime coverages, as well as policy terms and conditions, are fixed for the term of the policy. The general liability exposure basis may be audited annually. Commercial auto, workers’ compensation, professional liability and most umbrella liability coverages within multi-year packages are rated at each of the policy’s annual anniversaries for the next one-year period. The annual pricing could incorporate rate changes approved by state insurance regulatory authorities between the date the policy was written and its annual

2006 10-K Page 3

anniversary date, as well as changes in risk exposures and premium credits or debits relating to loss experience, competition and other underwriting judgment factors. We estimate that approximately 75 percent of 2006 commercial premiums were subject to annual rating or were written on a one-year policy term.
In our experience, multi-year packages are somewhat less price sensitive for the quality-conscious insurance buyers who we believe are typical clients of our independent agents. Customized insurance programs on a three-year term complement the long-term relationships these policyholders typically have with their agents and with the company. By reducing annual administrative efforts, multi-year policies lower expenses for our company and for our agents. The commitment we make to policyholders encourages long-term relationships and reduces their need to annually re-evaluate their insurance carrier or agency. We believe that the advantages of three-year policies in terms of policyholder convenience, account retention and reduced administrative costs outweigh the potential disadvantage of these policies, even in periods of rising rates.
Our personal lines policies are offered on a one-year term, except for homeowner policies in five states. Competitive advantages of our personal lines coverages include a generous credit structure and customizable endorsements for both the personal auto and homeowner policies. A newly introduced personal auto policy endorsement is replacement cost coverage for newly purchased vehicles. Popular homeowner endorsements include replacement cost for contents, inflation guard, identity theft mitigation and advocacy, flexible water damage coverages and enhanced replacement cost coverage for older homes.
Technology Solutions
We seek to employ technology solutions and business process improvements that complement our core values of local underwriting decisions, strong relationships with our independent agencies and superior claims service. In recent years, we have made significant investments in state-of-the-art information technology platforms, systems and Internet-based applications to:
•	allow our agencies and our field and headquarters associates to collaborate more efficiently,

•	provide our agencies the ability to access our systems and client data to process business transactions from their offices,

•	automate our internal processes so our associates can spend more time serving agents and policyholders, and

•	reduce duplication and make our processes more effective to reduce company and agency costs.
Agencies access our systems and other electronic services via CinciLink®, our secure agency-only portal. CinciLink provides an array of Web-based services and content that make it easier to do business with us, such as commercial and personal lines rating and processing systems, policy loss information, sales and marketing materials, educational courses on our products and services, and electronic libraries for property and casualty coverage forms and state rating manuals.
Commercial Lines Technology — Through our WinCPP® commercial lines premium quoting system, agency and company representatives are able to complete online, real-time premium quotes for new business and renewals. WinCPP is used by all of our agency locations in the 32 states in which we actively market insurance and provides quoting capabilities for nearly 100 percent of our new and renewal commercial lines business. In 2007, we will introduce agency integration technology for WinCPP; CinciBridge™ allows automated movement of key underwriting data from an agent’s management system to WinCPP, reducing agents’ data entry and allowing seamless quoting and rating capabilities.
Some small business accounts written as Businessowner Policies (BOP) and Dentist’s Package Policies (DBOP) are eligible to be issued at our agency locations through our Web-based e-CLAS® policy processing system. (A businessowner policy combines property, liability and business interruption coverages for small businesses.) e-CLAS provides full policy lifecycle transactions including: quoting, issuance, policy changes, renewal processing and policy printing at the agency location. These features make it easier and more efficient for our agencies to issue and service these policies. e-CLAS is in use in seven states representing 44 percent of the BOP and DBOP premiums. During 2007, we expect to roll-out e-CLAS to an additional 12 states for these policy types. We also intend to introduce the CinciBridge agency integration technology with e-CLAS. Our primary long-term technology objective is to complete development of e-CLAS for all of our commercial lines of business.
Since 2004, we have been streamlining internal processes and achieving operational efficiencies in our headquarters commercial lines operations through deployment of i-View™, a policy imaging and workflow system. This system provides online access to electronic copies of policy files, enabling our underwriters to respond to agent requests and inquiries more quickly and efficiently. i-View also automates internal workflows through electronic routing of underwriting and processing work tasks. Sixty percent of non-workers’ compensation commercial lines policy files now are administered and retained electronically in i-View and our field claims representatives can access these records to help them efficiently verify coverage and process claims. We expect more than 90 percent of non-workers’ compensation commercial lines policy files will be retained in i-View by year-end 2007.

2006 10-K Page 4

Personal Lines Technology — Diamond is a real-time personal lines policy processing system, supporting all six of our personal lines of business and allowing once and done processing. Diamond incorporates features frequently requested by our agencies such as direct bill and monthly payment plans, local and headquarters policy printing options, data transfer to and from popular agency management systems and real-time integration with data from third party sources needed to calculate final premiums such as insurance scores, MVR reports and address verification. At year-end 2006, Diamond was in use in 13 states representing approximately 90 percent of our personal lines premium volume. Agents in Pennsylvania and Virginia began using Diamond in early 2007 with additional states planned for later in the year.
In 2006, we introduced PL-efiles, a policy imaging system, to our personal lines operations. Through year-end 2006, we had transitioned more than one-third of our Diamond personal lines files to PL-efiles, replacing paper format with electronic copies of policy documents. PL-efiles complements the Diamond system by giving personal lines underwriters and support staff online access to policy documents and data that enable them to respond to agent requests and inquiries quickly and efficiently.
Claims Technology — Our property and casualty claims operation has streamlined processes and achieved operational efficiencies through the use of CMS™, our claims file management system. Initially deployed in late 2003, CMS allows simultaneous access to claim files by headquarters and field claims associates. Field and headquarters claims associates use CMS to process all reported claims in a virtual claim file. We continue to refine the system to add capabilities to make our associates more effective. During 2006, we issued tablet computers to our field claims representatives. These units allow our claims representatives to view and enter information into CMS from any location, including an insured’s home or agent’s office, and to print claim checks using portable printers. Agent access to selected CMS information is planned for 2007.
Surety and Executive Risk Technology — Advances in automation and streamlined business processes have enabled us to offer our agencies a more efficient means to process certain surety bonds. This helps agencies offer a complete package to their commercial clients. Since 2005, we have introduced CinciBond®, an automated system to process license and permit surety bonds, to agents in 11 states representing 803 agency reporting locations. CinciBond enables agents to rate, issue and print bonds at their offices. During 2007, we expect to complete rollout in remaining states and add other popular surety bond types.
Life Insurance Offerings Round Out Agency Relationships
We support the independent agencies affiliated with our property casualty operations in their programs to sell life insurance. The products offered by our life insurance subsidiary round out and protect accounts and improve account persistency. At the same time, the life operation looks to increase diversification of revenue and profitability sources for both the agency and our company.
Our property casualty agencies make up the main distribution system for our life insurance products. We also develop life business from other independent life insurance agencies to provide us with penetration in geographic markets not served through our property casualty agencies. We are careful to solicit business from these other agencies in a manner that does not conflict with or compete with the marketing and sales efforts of our property casualty agencies. We emphasize up-to-date products, responsive underwriting, high quality service and competitive pricing.
Programs, Products and Services to Support Agency Growth
We complement the property casualty operations by providing products and services that help attract and retain high-quality independent insurance agencies. CFC Investment Company offers equipment and vehicle leases and loans for independent insurance agencies, their commercial clients and other businesses. It also provides commercial real estate loans to help agencies operate and expand their businesses. CinFin Capital Management markets asset management services to agencies and their clients, as well as other institutions, corporations and high net worth individuals.
When we appoint agencies, we look for organizations with knowledgeable, professional staffs. In turn, we make an exceptionally strong commitment to assist them in keeping their knowledge up to date and educating new people they bring on board as they grow. Numerous activities at our headquarters, in regional and agency locations, and online fulfill this commitment:
•	At our headquarters, we conduct agency management roundtables for agency principals, as well as our regular schedule of commercial lines, personal lines and life insurance agent schools and seminars. These generally focus on Cincinnati product and underwriting information and sales tips. In addition to schools for agents, we have opened seats for agents in our structured classroom training for new underwriting associates. Agency staff may return to their agencies after the class or stay and become fully grounded in Cincinnati philosophy by serving as an associate for a few years before returning to the agency.

•	Associates travel to regional and agency locations to instruct classes and provide a variety of educational support services. Teams conduct seminars on a variety of topics, such as marketing seminars to promote cross-marketing of our products. Cincinnati associates also co-host client seminars with our agencies on a

2006 10-K Page 5

variety of topics such as risk transfer techniques. These customized programs address liability issues specific to classes of business, such as contractors or dentists.

•	Agency staff can access the Agency Learning Center through CinciLink, our secure agency-only Web site. The Learning Center offers convenient, online courses and Web conferences, including Cincinnati product information, Microsoft® Office topics and general business subjects. Our new producer and customer service representative curricula guide students through a progression of online courses and classroom instruction.
Except travel-related expenses for courses held at our headquarters, most programs are offered at no cost to our agencies. While that approach may be extraordinary in our industry today, the result is quality service for our policyholders and increased success for our independent agencies.
Superior Financial Strength Ratings
In addition to the ratings of our parent company senior debt, independent ratings firms award our property casualty and life operations insurer financial strength ratings based on their quantitative and qualitative analyses. These ratings assess an insurer’s ability to meet its financial obligations to policyholders and do not necessarily address all of the matters that may be important to shareholders.
We believe that our strong surplus position and superior insurer financial strength ratings are clear, competitive advantages in the segment of the insurance marketplace that our agents serve. Our financial strength supports the consistent, predictable performance that our policyholders, agents, associates and shareholders have always expected and received, and it must be able to withstand significant challenges. We seek to ensure that our performance remains consistent and predictable by aligning agents’ interests with those of the company, giving agents outstanding service and compensation and earning their best business by enhancing their ability to serve the businesses and individuals in their communities.
As of December 31, 2006, our financial strength ratings were unchanged from those reported in our 2005 Annual Report on Form 10-K. The outlook from Standard & Poor’s was raised to stable from negative.

	Parent Company	Property Casualty Insurance		Life Insurance
	Senior Debt	Subsidiaries Financial		Subsidiary Financial
	Rating	Strength Ratings		Strength Ratings		Outlook

			Rating		Rating
			Tier		Tier
A. M. Best Co.	aa-	A++ Superior	1 of 16	A+ Superior	2 of 16	Stable
Fitch Ratings	A+	AA Very Strong	4 of 21	AA Very Strong	4 of 21	Stable
Moody’s Investors Services	A2	Aa3 Excellent	4 of 12	- -	-	Stable
Standard & Poor’s Ratings Services	A	AA- Very Strong	4 of 21	AA- Very Strong	4 of 21	Stable

•	A.M. Best Co. — On April 28, 2006, A.M. Best affirmed its financial strength rating (FSR) of A++ (Superior) for our property casualty group, citing its superior risk-adjusted capitalization, very strong operating performance, network of independent agents and strong overall underwriting results despite challenges to achieve profitability in its personal lines business. Concurrently, A.M. Best downgraded its issuer credit ratings for our property casualty insurance companies to aa+ from aaa, reflecting the company’s investment and geographic risk concentrations at current rating levels. Additionally, A.M. Best affirmed the FSR of A+ (Superior) and the issuer credit rating of aa- of The Cincinnati Life Insurance Company. The outlook for all ratings is stable.

•	Fitch Ratings - On September 15, 2006, Fitch affirmed the AA insurer financial strength ratings of our three property casualty companies and The Cincinnati Life Insurance Company. Fitch said the ratings are based on the strong financial condition of our operating subsidiaries, excellent financial flexibility and successful total return investment strategy. The ratings consider the property casualty group’s investment concentration in a small number of common stocks and geographic concentration in Ohio and Midwestern states.

•	Moody’s Investors Service —In July 2006, Moody’s issued its Analysis, stating that overall, its Top 10 ratio metrics suggest that our property casualty group continues to be appropriately positioned within the Aa insurance financial strength rating category. Further, in its November 2006 comment after our third-quarter earnings announcements, Moody’s said the stable outlook is supported by our conservative financial and operational leverage profiles and by Moody’s belief that our operating model will enable us to continue to compete effectively in our core markets. Moody’s noted that challenges include the increasingly competitive environment in small and middle market commercial lines, lagging technology systems, a concentrated portfolio and payment of sizable common stock dividends that reduce our fixed charge coverage levels.

•	Standard & Poor’s Ratings Services - On July 25, 2006, Standard & Poor’s Ratings Services affirmed its AA- (Very Strong) financial strength and counterparty credit ratings on the property casualty group and The Cincinnati Life Insurance Company. At the same time, Standard & Poor’s revised its outlook on the company, our property casualty operating companies and Cincinnati Life to stable from negative.

2006 10-K Page 6

Standard & Poor’s said the revised outlook reflected the improved results on our homeowner book of business, as well as its view of our ability to benefit from corrective actions we have effected over recent years. Standard & Poor’s said it believes our unique approach to agency relationships should drive profitable growth even in a softer pricing environment.
Statutory surplus for our property casualty insurance subsidiary was $4.723 billion at December 31, 2006, with the ratio of property casualty common stock to statutory surplus at 97.3 percent, in line with our targeted sub-100 percent level. At year-end 2005, property casualty statutory surplus was $4.220 billion, with the ratio of common stock to surplus at 96.4 percent. Life statutory surplus was $479 million at December 31, 2006, with the ratio of life common stock to statutory adjusted capital and surplus at 88.8 percent. At year-end 2005, life statutory surplus was $451 million, with the ratio of common stock to statutory adjusted capital and surplus at 83.5 percent.
Cincinnati Life’s statutory adjusted risk-based surplus increased 8.7 percent to $556 million at December 31, 2006, from $511 million a year earlier. Statutory adjusted risk-based surplus as a percentage of liabilities, a key measure of life insurance company capital strength, was 37.8 percent at year-end 2006 compared with an estimated industry average ratio of 10.7 percent. A higher ratio indicates an insurer’s stronger security for policyholders and capacity to support business growth.
At year-end 2006 and 2005, the risk-based capital (RBC) for our property casualty and life operations was exceptionally strong and well above levels that would have required regulatory action.
We continue to review the risk management and capital requirement changes that rating agencies have proposed for our industry. Additionally, we began a formal implementation of enterprise risk management in 2005. Responsibility for enterprise risk management has been assigned at the officer level, supported by a team of representatives from business areas. The team reports to our president, our chief executive officer and our board of directors, as appropriate, on detailed and summary risk assessments, risk metrics and risk plans. Our use of operational audits, strategic plans and departmental business plans, as well as our culture of open communications and our fundamental respect for our code of conduct, continue to help us manage risks on an ongoing basis.
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
For example, through all market and economic cycles we maintain strong insurance company statutory surplus, a solid, conservative reinsurance program, sound reserving practices and low interest rate risk, as well as low debt and strong capital at the parent-company level. Investments at the parent company give us flexibility to support our capitalization policies for the subsidiaries, improve the ability of the insurance companies to write additional premiums and maintain high insurer financial strength ratings.
We believe that our property catastrophe reinsurance program provides adequate protection for large loss events. Our strong capital position would allow the payment of claims if an event exceeded our reinsurance program. Currently participating on our property per risk and casualty per-occurrence programs are Hannover Reinsurance Company, Munich Reinsurance America, Partner Reinsurance Company of the U.S. and Swiss Reinsurance America Corporation and its subsidiaries, all of which have A.M. Best insurer financial strength ratings of A (Excellent) or A+ (Superior). Over the past several years, we also modified earthquake deductibles in selected Midwestern states for both commercial and personal lines property coverages to reduce our exposure to a single significant catastrophic event.
In 2004, we transferred approximately 32 million shares of our Fifth Third Bancorp (Nasdaq: FITB) common stock holding to the insurance subsidiary from the parent company to reduce parent company investment assets. The transfer raised our property casualty statutory surplus and reduced our ratio of net written premiums to statutory surplus, which was 0.7 at year-end 2006, 2005 and 2004. This ratio is a common measure of operating leverage used in the property casualty industry. It serves as an indicator of the company’s premium growth capacity. The estimated property casualty industry net written premium to statutory surplus ratio was 0.9 at year-end 2006, 1.0 at year-end 2005 and 1.1 at year-end 2004. We do not intend to leverage our lower ratio following the asset transfer by accelerating growth or strengthening loss reserves. Rather, the transfer allowed us to retain the financial flexibility that continues to support our high insurer financial strength ratings.
Growing with Our Agencies
One of our primary objectives is to increase our written premiums more rapidly than the industry. We believe our agencies are growing more rapidly than the industry, and we seek to maintain or increase our penetration within each agency as it grows.
To help us maintain or increase our penetration within each agency, we are further improving service through the creation of smaller marketing territories that permit our local field marketing representatives to devote

2006 10-K Page 7

more time to each agency relationship. At year-end 2006, we had 102 field marketing territories, up from 100 at the end of 2005 and 92 at the end of 2004. We continually study the regulatory and competitive environment in states where we could decide to actively market our property casualty products. In January 2007, we announced we were working on plans to enter New Mexico and eastern Washington within the next year. We will soon begin the process by preparing policy forms and rates to submit to the departments of insurance in those states. Marketing efforts in New Mexico and Washington will begin following our initial agency appointments.
Another way we seek to increase overall premiums is to expand our agency plant within our current marketing territories. Our objective is to appoint approximately 50 additional sales offices, or points of distribution, each year. In measuring progress towards this goal, we include appointment of new agency relationships with Cincinnati (the primary focus of our goal). For those that we believe will produce a meaningful amount of new business premiums, we also include appointment of agencies that merge with a Cincinnati agency and new branch offices opened by existing Cincinnati agencies. We made 55, 57 and 58 new appointments in 2006, 2005 and 2004 respectively. Of these new appointments, 42, 41, and 48, respectively, were new relationships. These new appointments and other changes in agency structures led to a net increase in reporting agency locations of 37 in 2006, 39 in 2005 and 22 in 2004. We are very careful to protect the franchise for current agencies when selecting and appointing new agencies.
Achieving Claims Excellence
Our claims philosophy reflects our belief that we will prosper as a company by responding to claims person to person, paying covered claims promptly, preventing false claims from unfairly adding to overall premiums and building financial strength to meet future obligations. We also believe that our company should have the financial strength to pay claims while also creating value for shareholders, leading to our emphasis on the establishment of adequate loss reserves.
Superior Claims Service
Our 748 locally based field claims representatives work from their homes, assigned to specific agencies. They respond personally to policyholders and claimants, typically within 24 hours of receiving an agency’s claim report. We believe we have a competitive advantage because of the person-to-person approach and the resulting high level of service that our field claims representatives provide. We also help our agencies provide prompt service to policyholders by giving agencies authority to immediately pay most first-party claims up to $2,500.
Catastrophe response teams are comprised of volunteers from our experienced field claims staff. As hurricanes threaten, these associates travel to strategic locations near the expected impact area. This puts them in position to quickly get to the affected area, set up temporary offices and start calling on policyholders. Cincinnati takes pride in giving our field personnel the tools and authority they need to do their jobs. In times of widespread loss, our field claims representatives confidently and quickly resolve claims, often writing checks for damages on the same day they inspect the loss. Our Claims Management System introduced new efficiencies that are especially evident during catastrophes. Electronic claim files allow for fast initial contact of policyholders and easy sharing of information between rotating storm teams, headquarters and local field claims representatives.
Cincinnati’s claims associates work hard to control costs where appropriate. They have vendor resources that provide negotiated pricing to our insureds and claimants and that help us determine appropriate pricing for medical cost-related claims. Our field claims representatives also are educated continuously on new techniques and repair trends. They can leverage their local knowledge and experience with area body shops, which helps them negotiate the right price with any facility the policyholder chooses.
We staff a Special Investigations Unit (SIU) with former law enforcement and claims professionals who are available to gather facts to uncover potential fraud. While we believe it’s our job to pay what is due under each policy, we also want to prevent false claims from unfairly increasing overall premiums. Our SIU also operates a computer forensic lab, using sophisticated software to recover data and mitigating the cost of computer-related claims for business interruption and loss of records.
Loss and Loss Expense Reserves
When claims are made by or against policyholders, any amounts that our property casualty operations pay or expect to pay for covered claims are termed losses. The costs we incur in investigating, resolving and processing these claims are termed loss expenses. Our consolidated financial statements include property casualty loss and loss expense reserves that estimate the costs of not-yet-paid claims incurred through December 31 of each year. The reserves include estimates for claims that have been reported to us plus our estimates for claims that have been incurred but not yet reported called IBNR, along with our estimate for loss expenses associated with processing and settling those claims. We develop the various estimates based on individual claim evaluations and statistical projections. We reduce the loss reserves by an estimate for the

2006 10-K Page 8

amount of salvage and subrogation we expect to recover. For more than 10 years, our annual review has led to savings from favorable development of loss reserves on prior accident years.
We encourage you to review several sections of the Management’s Discussion and Analysis where we discuss our loss reserves in greater depth. In Item 7, Critical Accounting Estimates, Property Casualty Loss and Loss Expense Reserves, Page 35, we discuss our process for analyzing potential losses and establishing reserves. In Item 7, Property Casualty Insurance Reserves, Page 63, we review reserve levels, including 10-year development of our property casualty loss reserves.
Investing for Long-Term Total-Return
While we seek to generate an underwriting profit in our insurance operations, our investments historically have provided our primary source of net income and contributed to our financial strength, driving long-term growth in shareholders’ equity and book value.
Under the direction of the investment committee of the board of directors, our investment department portfolio managers seek to balance current investment income opportunities and long-term appreciation so that current cash flows can be compounded to achieve above-average long-term total return. We invest some portion of cash flow in tax-advantaged fixed-maturity and equity securities to maximize after-tax earnings. Premium payments, generally received before claims are made, particularly for casualty business lines, create substantial cash flow for investment.
Insurance regulatory and statutory requirements established to protect policyholders from investment risk have always influenced our investment decisions on an individual insurance company basis. After covering both our intermediate and long-range insurance obligations with fixed-maturity investments, we historically used available cash flow to invest in equity securities. Investment in equity securities has played an important role in achieving our portfolio objectives and has contributed significantly to total net unrealized investment gains of $5.244 billion (pretax) at year-end 2006. We remain committed to our long-term equity focus, which we believe is key to our company’s long-term growth and stability.
Our Segments
Consolidated financial results primarily reflect the results of our four reporting segments. These segments are defined based on financial information we use to evaluate performance and to determine the allocation of assets.
•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Life insurance

•	Investments
We also frequently evaluate results for our consolidated property casualty operations, which is the total of our commercial lines and personal lines segments. Our consolidated property casualty operations generated an unusually low 69.5 percent of our total revenues in 2006 due to the sale of our Alltel Corporation common stock holding. Revenues, income before income taxes, and identifiable assets for each segment are shown in a table in Item 8, Note 17 to the Consolidated Financial Statements, Page 102. Some of that information also is discussed in this section of this report, where we explain the business operations of each segment. The financial performance of each segment is discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which begins on Page 31.
Commercial Lines Property Casualty Insurance Segment
The commercial lines property casualty insurance segment contributed $2.402 billion in net earned premiums to total revenues and $208 million to income before income taxes in 2006. Commercial lines net earned premiums grew 6.6 percent in 2006, 6.0 percent in 2005 and 11.4 percent in 2004.
Approximately 95 percent of our commercial lines premiums are written to provide accounts with coverages from more than one of our business lines. As a result, we believe that commercial lines is best measured and evaluated on a segment basis. However, we provide the line of business data to summarize growth and profitability trends separately for our business lines. The seven commercial business lines are:
•	Commercial casualty — Commercial casualty insurance provides coverage to businesses against third-party liability from accidents occurring on their premises or arising out of their operations, including liability coverage for injuries sustained from products sold as well as coverage for professional services, such as dentistry. Specialized casualty policies may include liability coverage for employment practices liability (EPLI), which protects businesses against claims by employees that their legal rights as employees of the company have been violated, and other acts or failures to act under specified circumstances as well as excess insurance and umbrella liability, including personal umbrella written as an endorsement to commercial umbrella coverages. The commercial casualty business line includes liability coverage written

2006 10-K Page 9

on both a discounted and non-discounted basis as part of commercial package policies. Our ceded participation in USAIG, a joint underwriting association, from 2003 and prior is included in the commercial casualty business line.
•	Commercial property — Commercial property insurance provides coverage for loss or damage to buildings, inventory and equipment caused by fire, wind, hail, water, theft and vandalism as well as business interruption resulting from a covered loss. Commercial property also includes crime insurance, which provides coverage for losses due to embezzlement or misappropriation of funds by an employee, and inland marine insurance, which provides coverage for a variety of mobile equipment, such as builder’s risk, contractor’s equipment, cargo and electronic data processing equipment. Various property coverages can be written as stand-alone policies or can be added to a package policy. The commercial property business line includes property coverage written on both a non-discounted and discounted basis as part of commercial package policies.

•	Commercial auto — Commercial auto coverages protect businesses against liability to others for both bodily injury and property damage, medical payments to insureds and occupants of their vehicles, physical damage to an insured’s own vehicle from collision and various other perils, and damages caused by uninsured motorists.

•	Workers’ compensation — Workers’ compensation coverage protects employers against specified benefits payable under state or federal law for workplace injuries to employees. We write workers’ compensation coverage in all of our active states except North Dakota, Ohio and West Virginia, where coverage is provided solely by the state instead of by private insurers.

•	Specialty packages — Specialty packages include coverages for property, liability and business interruption tailored to meet the needs of specific industry classes, such as artisan contractors, dentists, garage operators, financial institutions, metalworkers, printers, religious institutions, or smaller, main street businesses. Businessowner policies, which combine property, liability and business interruption coverages for small businesses, are included in specialty packages.

•	Surety and executive risk — This business line includes:
o	Contract and commercial surety bonds, which guarantee a payment or reimbursement for financial losses resulting from dishonesty, failure to perform and other acts.

o	Fidelity bonds, which cover losses that policyholders incur as a result of fraudulent acts by specified individuals or dishonest acts by employees.

o	Director and officer liability insurance, which covers liability for alleged errors in judgment, breaches of duty and wrongful acts related to activities of for-profit or nonprofit organizations. Our director and officer liability policy can optionally include EPLI coverage.
•	Machinery and equipment — Specialized machinery and equipment coverage can provide protection for loss or damage to boilers and machinery, including production and computer equipment, from sudden and accidental mechanical breakdown, steam explosion, or artificially generated electrical current.
Our emphasis is on products that agents can market to small- to mid-size businesses in their communities. Of our 1,289 reporting agency locations, six market only our surety and executive risk products and one markets only our personal lines products. The remaining 1,282 locations, located in all 32 states in which we actively do business, market some or all of our general commercial insurance products.
In 2006, our 10 highest volume commercial lines states generated 67.7 percent of our earned premiums compared with 67.1 percent in the prior year. Earned premiums in the 10 highest volume states rose 7.4 percent in 2006 and rose 5.0 percent in the remaining 22 states.

2006 10-K Page 10

Commercial Lines Earned Premiums by State

	Earned	Percent of	Reporting	Avg premium
(Dollars in millions)	premiums	total earned	agency locations	per location

Year ended December 31, 2006
Ohio	$410	17.1%	219	$1.9
Illinois	238	9.9	116	2.1
Pennsylvania	172	7.2	75	2.3
Indiana	160	6.7	98	1.6
North Carolina	136	5.7	70	1.9
Michigan	124	5.2	92	1.3
Virginia	120	5.0	55	2.2
Wisconsin	96	4.0	51	1.9
Georgia	84	3.5	62	1.4
Tennessee	81	3.4	37	2.2

Year ended December 31, 2005
Ohio	$389	17.2%	224	$1.7
Illinois	224	10.0	112	2.0
Pennsylvania	164	7.3	63	2.6
Indiana	151	6.7	99	1.5
Michigan	122	5.4	88	1.4
North Carolina	115	5.1	68	1.7
Virginia	105	4.7	53	2.0
Wisconsin	92	4.1	49	1.9
Iowa	76	3.4	45	1.7
Tennessee	73	3.2	32	2.3

Commercial Lines Insurance Marketplace
For commercial lines, our competition predominately consists of those companies that also distribute through independent agents. The independent agencies that market our commercial lines products typically represent four to 12 standard market insurance carriers, including both national and regional carriers, some of which may be mutual companies. Regional carriers traditionally have offered us the greatest competition on small- and mid-size commercial accounts because they often are familiar with the local market and focus on differentiating themselves through personal relationships with agencies. National carriers traditionally have provided formidable competition on large commercial accounts and have increasingly targeted smaller commercial accounts, marketing a service-center approach that some agencies find efficient. In our experience, the level of competition varies state by state and region by region, regardless of the carriers represented within a specific agency.
Since late 2003, the softening commercial lines marketplace has been characterized by increased competition in non-coastal markets, particularly for quality new business, and there are no signs that trend is abating. In 2006, competition for new business continued to intensify, and we also began to see significant market softening extend to renewals. As market conditions have softened, we also believe distinctions between regional and national carriers have blurred.
Over the course of 2006, anecdotal reports of very aggressive pricing became somewhat more frequent. But on balance we believed the market remained healthy and we continued to see underwriting taking place and terms and conditions remaining fairly stable. Generally, we believe carriers are modifying prices rather than changing policy terms and conditions, but we have begun to see underwriting discipline slip to capture market share in late 2006 and early 2007.
The hurricane activity that occurred in 2005 is still having significant impacts on the cost of catastrophe reinsurance and property pricing remains very firm in catastrophe prone areas. We are uncertain what effect the hurricanes, and the related rise in the cost of reinsurance, may have on commercial lines pricing in non-coastal areas throughout 2007.
Personal Lines Property Casualty Insurance Segment
The personal lines property casualty insurance segment contributed $762 million in net earned premiums to total revenues and reported a $27 million loss before income taxes in 2006. Personal lines net earned premiums declined 5.3 percent in 2006 after rising 1.4 percent in 2005 and 6.4 percent in 2004.
We prefer to write personal lines coverage on an account basis that includes both auto and homeowner coverages as well as coverages from the other personal business line. As a result, we believe that personal lines is best measured and evaluated on a segment basis. However, we provide the line of business data to summarize growth and profitability trends separately for the three business lines:
•	Personal auto — This business line includes personal auto coverages that protect against liability to others for both bodily injury and property damage, medical payments to insureds and occupants of their vehicle,

2006 10-K Page 11

physical damage to an insured’s own vehicle from collision and various other perils, and damages caused by uninsured motorists. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage.

•	Homeowners — This business line includes homeowner coverages that protect against losses to dwellings and contents from a wide variety of perils, as well as liability arising out of personal activities both on and off the covered premises. The company also offers coverage for condominium unit owners and renters.

•	Other personal lines — This includes the variety of other types of insurance products we offer to individuals such as dwelling fire, inland marine, personal umbrella liability and watercraft coverages.
We market both homeowner and personal auto insurance products through 772 of our 1,289 reporting agency locations in 22 of the 32 states in which we market commercial lines insurance. We market homeowner products through 22 locations in three additional states (Maryland, North Carolina and West Virginia.) The remaining 495 locations are in states where we either do not actively market these products or where we have determined, in conjunction with agency management, that our personal lines products are not appropriate for their agencies at this time.
In 2006, our 10 highest volume personal lines states generated 84.7 percent of our earned premiums compared with 83.3 percent in the prior year. Earned premiums in the 10 highest volume states declined 3.7 percent in 2006 and declined 13.1 percent in the remaining states.
Personal Lines Earned Premiums by State

	Earned	Percent of	Reporting	Avg premium
(Dollars in millions)	premiums	total earned	agency locations	per location

Year ended December 31, 2006
Ohio	$285	37.4%	204	$1.4
Indiana	65	8.5	65	1.0
Georgia	63	8.3	52	1.2
Illinois	53	6.9	76	0.7
Alabama	39	5.1	25	1.6
Kentucky	38	5.0	33	1.2
Michigan	36	4.7	64	0.6
Wisconsin	23	3.1	28	0.8
Florida	22	2.9	10	2.2
Virginia	22	2.8	19	1.2

Year ended December 31, 2005
Ohio	$299	37.2%	211	$1.4
Indiana	71	8.8	65	1.1
Georgia	60	7.5	46	1.3
Illinois	57	7.0	78	0.7
Michigan	42	5.3	66	0.6
Kentucky	38	4.7	33	1.2
Alabama	36	4.4	24	1.5
Wisconsin	27	3.3	30	0.9
Virginia	21	2.6	23	0.9
Florida	20	2.5	10	2.0

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
Prior to 2003, the industry had experienced several years of rising personal auto and homeowner rates and stricter enforcement of underwriting standards across the industry. Since 2003, we have seen increased competition in the personal lines marketplace, driven by industrywide improvement in results and favorable frequency and severity trends. The increased competition in the past several years also reflected implementation of tiered rating systems by a growing number of carriers. Carriers that have adopted these systems use multiple variables to segment the market, relying in part on credit-based information and offering a greater number of rate levels.
We expect that competition in the personal auto and homeowners markets will continue to increase over the next 12 to 24 months. Despite the record level of industrywide catastrophe losses in 2005 and 2004, many personal lines carriers have reported strong operating results in the past three years and continue to have healthy capital to support business growth. We believe these carriers are focused on gaining market share through the introduction of new products and services, increased advertising expenditures and the use of tiered rating systems that they believe allow them to target higher quality risks with lower prices.

2006 10-K Page 12

Life Insurance Segment
The life insurance segment contributed $115 million of net earned premiums and a $1 million loss before income taxes in 2006. Life insurance segment profitability is discussed in detail in Item 7, Life Insurance Results of Operations, Page 54. Life insurance net earned premiums grew 7.9 percent in 2006, 5.7 percent in 2005 and 5.5 percent in 2004.
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
Cincinnati Life seeks to become the life insurance carrier of choice for the independent agencies that work with our property casualty operations. We emphasize up-to-date products, responsive underwriting and high quality service as well as competitive commissions. At year-end 2006, approximately 81 percent of our 1,289 property casualty reporting agency locations offered Cincinnati Life’s products to their clients. We also develop life business from 507 other independent life insurance agencies. We are careful to solicit business from these other agencies in a manner that does not conflict with or compete with the marketing and sales efforts of our property casualty agencies.
Business Lines
Four lines of business — term insurance, universal life insurance, worksite products and whole life insurance — account for approximately 90.6 percent of the life insurance segment’s revenues:
•	Term insurance — policies under which a death benefit is payable only if the insured dies during a specific period of time or term. For policies without a return of premium provision, no benefit is payable if the insured survives to the end of the term. For policies with a return of premium provision, a benefit equal to the sum of all paid premiums is payable if the insured survives to the end of the term. While premiums are fixed, they must be paid as scheduled. The proposed insured is evaluated using normal underwriting standards.

•	Universal life insurance — long-duration life insurance policies. Contract premiums are neither fixed nor guaranteed; however, the contract does specify a minimum interest crediting rate and a maximum cost of insurance charge and expense charge. Premiums are not fixed and may be varied by the contract owner. The cash values available as a loan collateralized by the cash surrender value to withdrawing policyholders are not guaranteed and depend on the amount and timing of actual premium payments and the amount of actual contract assessments. The proposed insured is evaluated using normal underwriting standards.

•	Worksite products — term insurance, whole life insurance, universal life and disability insurance offered to employees through their employer. Premiums are collected by the employer using payroll deduction. Polices are issued using a simplified underwriting approach and for smaller face amounts than similar, regularly underwritten policies. Worksite insurance products provide our property casualty agency force with excellent cross-serving opportunities for both commercial and personal accounts. Agents report that offering worksite marketing to employees of their commercial accounts provides a benefit to the employees at low cost to the employer. Worksite marketing also connects agents with new customers who may not have previously benefited from receiving the services of a professional independent insurance agent.

•	Whole life insurance — policies that provide life insurance for the entire lifetime of the insured; the death benefit is guaranteed never to decrease and premiums are guaranteed never to increase. While premiums are fixed, they must be paid as scheduled. These policies provide guaranteed cash values that are available as a loan collateralized by the cash surrender value to withdrawing policyholders. The proposed insured is evaluated using normal underwriting standards.
In addition, Cincinnati Life markets:
•	Disability income insurance — provides monthly benefits to offset the loss of income when the insured person is unable to work due to accident or illness.

•	Deferred annuities — provide regular income payments that commence after the end of a specified period or when the annuitant attains a specified age. During the deferral period, any payments made under the contract accumulate at the crediting rate declared by the company but not less than a contract-specified guaranteed minimum interest rate. A deferred annuity may be surrendered during the deferral period for a cash value equal to the accumulated payments plus interest less the surrender charge, if any.

•	Immediate annuities — provide some combination of regular income and lump sum payments in exchange for a single premium. Most of the immediate annuities written by our life insurance segment are purchased by our property casualty companies to settle casualty claims.

2006 10-K Page 13

Life Insurance Marketplace
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
When marketing through our property casualty agencies we have several specific competitive advantages:
•	Because our property casualty operations are held in high regard, the property casualty agency’s management is predisposed to consider carefully our proposals to sell our life products.

•	All of our marketing efforts, property casualty and life, are directed by our field marketing department, which assures consistency of message. Our life field marketing representatives are available to meet face-to-face with the agency personnel responsible for life insurance production.

•	The resources of our life headquarters underwriters and other associates are available to the agents and field team to assist in the placement of business. We find fewer and fewer of our competitors provide direct, personal contact between the agent and the insurance carrier.
We continue to emphasize the cross-serving opportunities between worksite marketing of life insurance products and the property casualty agency’s commercial accounts. In both the property casualty and independent life agency distribution systems we enjoy the advantages of offering competitive, up-to-date products, providing close personal attention and exhibiting financial strength and stability.
•	We primarily offer products targeted at addressing the needs of businesses that require key person coverage and individuals who require mortality coverage.

•	Term insurance is our largest life insurance product line. We continue to introduce new term products with features our agents indicate are important, such as a return of premium rider. Reaction to our term portfolio was favorable in 2006 with approximately 25 percent of applications requesting the return-of-premium feature.

•	In 2007 we plan to enhance our term and other life insurance products, including an expanded worksite product portfolio, and investigate new survivor universal life and whole life products. The priority is expansion within the insurance agencies marketing our property casualty insurance products.
Because of our strong capital position, we can offer a competitive product portfolio including guaranteed products, giving our agents a marketing edge. Our life insurance company maintained strong insurer financial strength ratings in 2006: A.M. Best — A+ (Superior), Fitch — AA (Very Strong) and Standard & Poor’s — AA- (Very Strong). Our life insurance company has not chosen to establish a Moody’s rating.
Offsetting our competitive advantages, we continue to see consolidation within the life insurance industry and an increased presence of large, well-capitalized carriers. The larger carriers can offer a broader product line, including variable and equity-indexed products. We do not offer variable or equity-indexed products because of the associated financial risk. That decision can affect our premium growth, particularly during times when the stock market is performing well.
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
The National Association of Insurance Commissioners recognizes the problems caused by redundant reserves and is considering a principles-based reserving system rather than the current formulaic system. While still capturing all material risks, a principles-based system would allow a company to use its own experience, subject to credibility standards and appropriate margins for uncertainty. Also, under the proposed principles-based system, the insurer would fully document and disclose all its assumptions and methods to regulatory officials.
Investments Segment
The investment segment contributed $1.254 billion of our total revenues in 2006, primarily from net investment income and realized investment gains and losses from investment portfolios managed for the holding company and each of the operating subsidiaries. After deducting interest credited to contract holders of the life insurance segment, the investments segment contributed $1.200 billion of income before income taxes, or 90.3 percent of our total income before income taxes.

2006 10-K Page 14

The fair value (market value) of our investment portfolio was $13.699 billion and $12.657 billion at year-end 2006 and 2005, respectively. The cash we generate from insurance operations historically has been invested in three broad categories of investments:
•	Fixed-maturity investments — Includes taxable and tax-exempt bonds and redeemable preferred stocks

•	Equity investments — Includes common and nonredeemable preferred stocks

•	Short-term investments — Primarily commercial paper

	At December 31, 2006		At December 31, 2005
(In millions)	Book value	Fair value	Book value	Fair value

Taxable fixed maturities	$3,357	$3,389	$3,304	$3,359
Tax-exempt fixed maturities	2,382	2,416	2,083	2,117
Common equities	2,400	7,564	1,961	6,936
Preferred equities	221	235	167	170
Short-term investments	95	95	75	75

Total	$8,455	$13,699	$7,590	$12,657

During 2006, our allocation of cash flows for new fixed-maturities and equity investments more closely approximated our historical levels. The primary reason for the increase in the market value of the common equity portfolio in 2006 was market appreciation of our holdings. The sale of our Alltel common stock and other equity holdings more than offset new equity purchases. In 2005 and the second half of 2004, almost all of our insurance subsidiary’s available cash flow was used to purchase fixed-maturity investments. Our objective was to bring the property casualty subsidiary’s ratio of common stock to statutory surplus in line with our historic sub-100 percent level. The ratio of common stock to statutory surplus for the property casualty insurance subsidiary portfolio was 97.3 percent at year-end 2006 compared with 96.4 percent at year-end 2005 and 103.5 percent at year-end 2004.
During the same period, we took actions to reduce the parent company’s ratio of investment assets to total assets for the parent company below 40 percent, for the reasons we discuss in Item 1A, Risk Factors, Page 20. The ratio of investment assets to total assets for the parent company was 31.5 percent at year-end 2006 compared with 33.9 percent at year-end 2005 and 36.3 percent at year-end 2004.
Going forward, we also will take into consideration insurance department regulations and ratings agency comments, as well as the trend in these ratios, to determine what portion of new cash flow should be invested in equity securities at the parent and insurance subsidiary levels.
Fixed-maturity and Short-term Investments
By maintaining a well diversified fixed-maturity portfolio, we attempt to reduce overall risk. We invest new money in the bond market on a continuous basis, targeting what we believe to be optimal risk-adjusted after-tax yields. Risk, in this context, includes interest rate, call, reinvestment rate, credit and liquidity risk. We do not make a concerted effort to alter duration on a portfolio basis in response to anticipated movements in interest rates. By continuously investing in the bond market, we build a broad, diversified portfolio that we believe mitigates the impact of adverse economic factors. In recent years, we have taken into account the trend toward a flatter corporate yield curve by purchasing higher-quality corporate bonds with intermediate maturities as well as tax-exempt municipal bonds and U.S. agency paper. Our focus on long-term total return may result in variability in the levels of realized and unrealized investment gains or losses from one period to the next.
We place a strong emphasis on purchasing current income-producing securities for the insurance companies’ portfolios. Within the fixed-maturity portfolio, we invest in a blend of taxable and tax-exempt securities to minimize our corporate taxes. With the exception of U.S. agency paper (government-sponsored entities), no individual issuer’s securities accounted for more than 0.8 percent of the fixed-maturity portfolio at December 31, 2006.
Taxable Fixed-maturities
Our taxable fixed-maturity portfolio (at fair value) includes:
•	$972 million in U.S. agency paper, which is rated AAA by both Moody’s and Standard & Poor’s.

•	$1.818 billion in investment-grade corporate bonds that have a Moody’s rating at or above Baa 3 or a Standard & Poor’s rating at or above BBB-.

•	$321 million in high-yield corporate bonds that have a Moody’s rating below Baa 3 or a Standard & Poor’s rating below BBB-.

•	$278 million in convertible bonds and redeemable preferred stocks.
We seek to balance current income with potential changes in market value as well as changes in credit risk when determining whether or not to hold these securities to maturity.
Similar to the equity portfolio, the taxable fixed-maturity portfolio is most heavily concentrated in the financials sector, including banks, brokerage, finance and investment and insurance companies. The financials sector

2006 10-K Page 15

represented 27.2 percent and 27.7 percent, respectively, of book value and fair value of the taxable fixed-maturity portfolio at December 31, 2006, compared with 26.1 percent and 26.6 percent of book value and fair value at December 31, 2005. Although it is our largest concentration in a single sector, we believe our percentage in the financials sector is below average for the corporate bond market as a whole. No other sector or industry accounted for more than 10 percent of the taxable fixed-maturity portfolio.
Tax-exempt Fixed-maturities
We traditionally have purchased municipal bonds focusing on schools and essential services, such as sewer, water or others. While no single municipal issuer accounted for more than 1.1 percent of the tax-exempt municipal bond portfolio at December 31, 2006, there are higher concentrations within individual states. Holdings in Illinois, Indiana, Michigan, Ohio and Texas accounted for 61.9 percent of the municipal bond portfolio at year-end 2006.
Fixed-maturity and Short-term Portfolio Ratings
Our investments in U.S. agency paper and insured municipal bonds over the past several years have led to a significant rise in the percentage of A and higher rated fixed-maturity and short-term holdings, based on fair value. The majority of our non-rated securities are tax-exempt municipal bonds from smaller municipalities that chose not to pursue a credit rating. Credit ratings as of December 31 for the fixed-maturity and short-term portfolio were:

	At December 31, 2006		At December 31, 2005
	Fair	Percent	Fair	Percent
(Dollars in millions)	value	to total	value	to total

Moody’s Ratings
Aaa, Aa, A	$4,039	68.5%	$3,651	65.8%
Baa	1,086	18.4	1,094	19.7
Ba	266	4.5	324	5.8
B	122	2.1	110	2.0
Caa	28	0.5	13	0.2
Ca	0	0.0	0	0.0
C	0	0.0	0	0.0
Non-rated	359	6.0	359	6.5

Total	$5,900	100.0%	$5,551	100.0%

Standard & Poor’s Ratings
AAA, AA, A	$3,631	61.5%	$3,233	58.3%
BBB	1,044	17.7	1,112	20.0
BB	310	5.3	354	6.4
B	131	2.2	117	2.1
CCC	10	0.2	2	0.0
CC	0	0.0	0	0.0
D	0	0.0	0	0.0
Non-rated	774	13.1	733	13.2

Total	$5,900	100.0%	$5,551	100.0%

Attributes of the fixed-maturity portfolio include:

	Years ended December 31,
	2006	2005

Weighted average yield-to-book value	5.3%	5.4%
Weighted average maturity	8.7 yrs	9.5 yrs
Effective duration	5.1 yrs	5.2 yrs

We discuss the maturity of our fixed-maturity portfolio in Item 8, Note 2 to the Consolidated Financial Statements, Page 90.
Equity Investments
Our equity investment portfolio includes both common stocks and nonredeemable preferred stocks. Approximately 82.4 percent of the equity portfolio is made up of a core group of common stocks that we monitor closely to gain an in-depth understanding of their organizations and industries. The portfolio also includes a broader group of smaller positions that are a source of trading flexibility and other risk management advantages. Following the sale of our Alltel common stock holding, average dividend yield-to-cost for our equity investments declined to 9.9 percent at December 31, 2006, compared with 11.7 percent at December 31, 2005.
Common Stocks
At December 31, 2006, 32.7 percent of our common stock holdings (measured by fair value) were held at the parent company level. Our common stock investments generally are securities with annual dividend yields

2006 10-K Page 16

ranging from 1.5 percent to 4.0 percent and with histories of dividend increases. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. When investing in common stock, we seek to identify some companies in which we can accumulate more than 5 percent of their outstanding shares. At year-end 2006, we held more than 5 percent of three companies: Fifth Third, FirstMerit Corporation and Piedmont Natural Gas Company.
Those holdings are part of a core group of common stocks in which we hold a fair value of at least $100 million each. At year-end 2006, there were 13 holdings in that core group.
Largest Common Stock Holdings

	As of and for the year ended December 31, 2006
				Earned	Earned
	Actual	Fair	Percent of	dividend	dividend to
(Dollars in millions)	cost	value	fair value	income	fair value

Fifth Third Bancorp	$283	$2,979	39.4%	$115	3.9%
Exxon Mobil Corporation	133	687	9.1	11	1.7
The Procter & Gamble Company	192	469	6.2	8	1.8
National City Corporation	171	358	4.7	15	4.2
PNC Financial Services Group, Inc.	62	348	4.6	10	2.9
AllianceBernstein Holding L.P.	60	266	3.5	12	4.3
U.S. Bancorp	150	251	3.3	9	3.7
Johnson & Johnson	194	238	3.1	5	2.1
Wyeth	62	225	3.0	4	2.0
Wells Fargo & Company	96	193	2.5	6	3.0
Piedmont Natural Gas Company, Inc.	64	151	2.0	5	3.6
Sky Financial Group, Inc.	91	133	1.8	4	3.3
FirstMerit Corporation	55	129	1.7	6	4.7
All other common stock holdings	787	1,137	15.1	31	2.6

Total	$2,400	$7,564	100.0%	$241

In January 2006, we sold 12,700,164 shares of our holdings of Alltel after selling 475,000 shares in December 2005. Alltel had been our second largest common stock holding. Alltel was an excellent investment for the company for over 40 years, bringing an increasing flow of dividend income and healthy market value appreciation. Because of the restructuring that Alltel announced in late 2005, we determined that it no longer met our investment parameters.
This emphasis on a small group of equities and long-term investment horizon has resulted in significant concentrations within the portfolio, as this buy-and-hold strategy over many years has built up significant accumulated unrealized appreciation. At year-end 2006, the largest industry concentrations within our common stock holdings were the financials sector at 66.6 percent of total fair value and the healthcare sector at 7.9 percent.
Nonredeemable Preferred Stocks
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
Additional information regarding the composition of investments is included in Item 8, Note 2 to the Consolidated Financial Statements, Page 90.
Other
We report as “Other” the operations of the parent company, CFC Investment Company and CinFin Capital Management Company (excluding investment activities) as well as other income of our insurance subsidiary. As of December 31, 2006, CFC Investment Company had 2,897 accounts and $108 million in receivables, compared with 2,815 accounts and $105 million in receivables at December 31, 2005. As of December 31, 2006, CinFin Capital had 64 institutional, corporate and individual clients and $960 million under management, compared with 64 and $864 million at December 31, 2005. Assets under management rose because a single account placed additional funds with CinFin Capital in 2006.
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

2006 10-K Page 17

•	Insurance Holding Company Regulation — Our subsidiaries primarily engage in the property casualty insurance business and secondarily in the life insurance business, both subject to regulation as an insurance holding company system by the State of Ohio. These regulations require that we annually furnish financial and other information about the operations of the individual companies within the holding company system. All transactions within a holding company affecting insurers must be fair and equitable. Notice to the state insurance commissioner is required prior to the consummation of transactions affecting the ownership or control of an insurer and prior to certain material transactions between an insurer and any person or entity in its holding company group. In addition, some of those transactions cannot be consummated without the commissioner’s prior approval.

•	Subsidiary Dividends — The dividend-paying capacity of our insurance subsidiaries is regulated by the laws of Ohio, the domiciliary state. This regulation requires an insurance subsidiary to provide a 10-day advance informational notice to the Ohio insurance department prior to payment of any dividend or distribution to its shareholders (all of our smaller insurance subsidiaries are 100 percent owned by The Cincinnati Insurance Company, which is 100 percent owned by Cincinnati Financial Corporation). Ordinary dividends must be paid from earned surplus, which is the amount of unassigned funds set forth in an insurance subsidiary’s most recent statutory financial statement.

The Ohio Department of Insurance must give prior approval before the payment of an extraordinary dividend by an insurance subsidiary to shareholders. You can find information about the dividends paid by our insurance subsidiary in 2006 in Item 8, Note 8 to the Consolidated Financial Statements, Page 93.

•	Insurance Operations — All of our insurance subsidiaries are subject to licensing and supervision by departments of insurance in the states in which they do business. The nature and extent of such regulations vary, but generally have their source in statutes that delegate regulatory, supervisory and administrative powers to state insurance departments. Such regulations, supervision and administration of the insurance subsidiaries include, among others, the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitations on investments; deposits of securities for the benefit of policyholders; regulation of policy forms and premium rates; policy cancellations and non-renewals; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; requirements regarding reserves for unearned premiums, losses and other matters; the nature of and limitations on dividends to policyholders and shareholders; the nature and extent of required participation in insurance guaranty funds; and the involuntary assumption of hard-to-place or high-risk insurance business, primarily workers’ compensation insurance.

•	Insurance Guaranty Associations — Each state has insurance guaranty association laws under which the associations may assess life and property casualty insurers doing business in the state for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the insurer’s proportionate share of business written by all member insurers in the state. Our insurance subsidiaries received a net refund of $500,000 and $3 million from guaranty associations in 2006 and 2005. We cannot predict the amount and timing of any future assessments or refunds on our insurance subsidiaries under these laws.

•	Shared Market and Joint Underwriting Plans — State insurance regulation requires insurers to participate in assigned risk plans, reinsurance facilities and joint underwriting associations, which are mechanisms that generally provide applicants with various basic insurance coverages when they are not available in voluntary markets. Such mechanisms are most commonly instituted for automobile and workers’ compensation insurance, but many states also mandate participation in FAIR Plans or Windstorm Plans, which provide basic property coverages. Participation is based upon the amount of a company’s voluntary market share in a particular state for the classes of insurance involved. Underwriting results related to these organizations, which tend to be adverse to our company, have been immaterial to our results of operations.

•	Statutory Accounting — For public reporting, insurance companies prepare financial statements in accordance with GAAP. However, certain data also must be calculated according to statutory accounting rules as defined in the NAIC’s Accounting Practices and Procedures Manual.

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

2006 10-K Page 18

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
•	The Terrorism Risk Insurance Act of 2002 (TRIA) — TRIA was signed into law on November 26, 2002, and extended on December 22, 2005, in a revised form. TRIA provides a temporary federal backstop for losses related to the writing of the terrorism peril in property casualty insurance policies. TRIA now is scheduled to expire December 31, 2007. Under regulations promulgated under this statute, insurers are required to offer terrorism coverage for certain lines of property casualty insurance, including property, commercial multi-peril, fire, ocean marine, inland marine, liability, aircraft, surety and workers’ compensation. In the event of a terrorism event defined by TRIA, the federal government will reimburse terrorism claim payments subject to the insurer’s deductible. The deductible is calculated as a percentage of subject written premiums for the preceding calendar year. Our deductible was $318 million (17.5 percent of 2005 subject premiums) in 2006, $328 million (15 percent of 2004 subject premiums) in 2005 and $199 million (10 percent of 2003 subject premiums) in 2004. For 2007, the deductible is an estimated $388 million (20.0 percent of 2006 subject premiums).

•	Health Insurance Portability and Accountability Act of 1996 (HIPAA) — We protect consumer health information pursuant to regulations promulgated under HIPAA. Regulations effective April 14, 2003, require health care providers such as doctors and hospitals, as well as health and long-term care insurers and health care clearinghouses, to institute physical and procedural safeguards to protect the health records of patients and insureds. Effective October 16, 2003, additional regulations required health plans to electronically transmit and receive standardized health care information. These rules and regulations have had a minimal effect on us, as our health insurance writings are limited to our self-funded health plan for our associates and a small number of run-off medical and hospital expense insurance policies. We do not actively market health, medical and hospital expense insurance policies.

•	Office on Foreign Asset Control (OFAC) — Subject to an Executive Order signed on September 24, 2001, intended to thwart financing of terrorists and sponsors of terrorism, financial institutions were required to block and report transactions and attempted transactions between their organization and persons and organizations named in a list published by OFAC. We currently use a combination of software, third-party vendor and manual searches to accomplish our transaction blocking and reporting activities.

•	Investment Advisers Act of 1940 — Our subsidiary, CinFin Capital Management Company, operates an investment advisory business and is therefore subject to regulation by the SEC as a registered investment adviser under the Investment Advisers Act of 1940. This law imposes certain annual reporting, recordkeeping, client disclosure and compliance obligations on CinFin Capital Management.

2006 10-K Page 19

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
The risks and uncertainties below are not the only ones we face. There are additional risks and uncertainties that we currently do not believe are material. There also may be risks and uncertainties of which we are not aware. If any risks or uncertainties discussed here develop into actual events, they could have a material adverse effect on our business, financial condition or results of operations. In that case, the market price of our common stock could decline materially.
Readers should carefully consider this information together with the other information we have provided in this report and in other reports and materials we file periodically with the Securities and Exchange Commission as well as news releases and other information we disseminate publicly.
We rely exclusively on independent insurance agents to distribute our products.
We market our products through independent, non-exclusive insurance agents. These agents are not obligated to promote our products and can and do sell our competitors’ products. We must offer insurance products that meet the needs of these agencies and their clients. We need to maintain good relationships with the agencies that market our products. If we do not, these agencies may market our competitors’ products instead of ours, which may lead to us having a less desirable mix of business and could affect our results of operations.
Events or conditions that could diminish a competitive advantage that our independent agencies enjoy:
•	Downgrade of the financial strength ratings of our insurance subsidiaries. We believe our strong insurer financial strength ratings, in particular the A++ rating from A.M. Best of our property casualty insurance subsidiaries, are an important competitive advantage. Only 17 other insurance groups, or 1.6 percent of all insurance groups, qualify for the A++, A.M. Best’s highest rating. If our property casualty ratings were downgraded, our agents might find it more difficult to market our products or might choose to emphasize the products of other carriers.

•	Concerns that doing business with us is difficult or perceptions that our level of service is no longer a distinguishing characteristic in the marketplace. This could occur if agents or policyholders believe that we were no longer providing the prompt, reliable personal service that has long been a distinguishing characteristic of our insurance operations.

•	Delays in the development, implementation, performance and benefits of technology projects and enhancements or independent agent perceptions that our technology solutions are inadequate to match their needs.
A reduction in the number of independent agencies marketing our products, the failure of these agencies to successfully market our products or the choice of these agencies to reduce their writings of our products could affect our results of operations if we were unable to replace them with agencies that produce adequate premiums.
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
The insurance industry is cyclical and intensely competitive. From time to time, the insurance industry goes through prolonged periods of intense competition during which it is more difficult to attract new business and maintain profitability. Competition in our insurance business is based on many factors, including:
•	Competitiveness of premiums charged

•	Underwriting and pricing methodologies that allow insurers to identify and flexibly price risks

•	Underwriting discipline

•	Terms and conditions of insurance coverage

•	Speed at which products are brought to market

2006 10-K Page 20

•	Technological innovation

•	Ability to control expenses

•	Adequacy of financial strength ratings by independent ratings agencies such as A.M. Best

•	Quality of services provided to agents and policyholders

•	Claims satisfaction and reputation
If we were unable to compete effectively because of one or more of these factors, our premium writings could decline and our results of operations and financial condition could be materially adversely affected.
Please see Item 7, Commercial Lines, Personal Lines and Life Insurance Results of Operations, Page 42, Page 49, and Page 54, for a discussion of our competitive position in the insurance marketplace.
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
Data security is subject to increasing regulation. We face rising costs and competing time constraints in meeting compliance requirements of new and proposed regulations. Computer viruses, hackers and other external hazards could expose our data systems to security breaches. These increased risks and expanding regulatory requirements could expose us to data loss litigation, damages and significant increases in compliance costs.
Please see Item 1, Technology Solutions, Page 4, for a discussion of our technology initiatives.
The effects of changes in industry practices and regulations on our business are uncertain.
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to insurance pricing, claims and coverage may emerge. These issues may adversely affect our business by impeding our ability to obtain adequate rates for covered risks, extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, unforeseeable emerging and latent claim and coverage issues may not become apparent until some time after we have issued the insurance policies that could be affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued. The effects of such changes could adversely affect our results of operations.
Please see Item 7, Property Casualty and Life Insurance Reserves, Page 63 and Page 69, for a discussion of our reserving practices.
Our loss reserves, our largest liability, are based on estimates and could be inadequate to cover our actual losses.
Our financial statements are prepared using GAAP. These principles require us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates. For a discussion of the significant accounting policies we use to prepare our financial statements and the material implications of uncertainties associated with the methods, assumptions and estimates underlying our critical accounting policies, please refer to Item 7, Property Casualty Insurance Loss And Loss Expense Reserves, Page 35, and Item 8, Note 1 to the Consolidated Financial Statements, Page 85.
Our most critical accounting estimate is loss reserves. Loss reserves are the amounts we expect to pay for covered claims and expenses we incur to settle those claims. The loss reserves we establish in our financial statements represent an estimate of amounts needed to pay and administer claims arising from insured events that have occurred, including events that have not yet been reported to us. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Accordingly, our loss reserves for past periods could prove to be inadequate to cover our actual losses and related expenses. Any changes in these estimates are reflected in our results of operations during the period in which the changes are made. An increase in our loss reserves would decrease earnings, while a decrease in our loss reserves would increase earnings.
The estimation process for unpaid loss and loss expense obligations involves uncertainty by its very nature. We continually review the estimates and adjust the reserves as facts regarding individual claims develop, additional losses are reported and new information becomes known. Adjustments due to loss development on prior years are reflected in the calendar year in which they are identified.
Unforeseen losses, the type and magnitude of which we cannot predict, may emerge in the future. These additional losses could arise from changes in the legal environment, catastrophic events, increases in loss severity or frequency, or other causes. Such future losses could be substantial.

2006 10-K Page 21

Please see Item 7, Property Casualty and Life Insurance Reserves, Page 63 and Page 69, for a discussion of our reserving practices.
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
In the normal course of our business, we provide coverage against perils for which estimates of losses are highly uncertain, in particular catastrophic and terrorism events. Catastrophes can be caused by a number of events, including hurricanes, tornadoes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Due to the nature of these events, we are unable to predict precisely the frequency or potential cost of catastrophe occurrences. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.
We have catastrophe exposure to:
•	Hurricanes in the gulf and southeastern coastal regions.

•	Earthquakes in the New Madrid fault zone, which lies within the central Mississippi valley, extending from northeast Arkansas through southeast Missouri, western Tennessee and western Kentucky to southern Illinois, southern Indiana and parts of Ohio.

•	Tornado, wind and hail in the Midwest and Southeast and, to a certain extent, the mid-Atlantic.
We have identified terrorism exposure to general commercial risks in the metropolitan Chicago area as well as small co-op utilities, small shopping malls and small colleges throughout our 32 active states.
Additionally, our life insurance subsidiary could be adversely affected in the event of a terrorist event or an epidemic such as the avian flu, particularly if the epidemic were to affect a broad range of the population beyond just the very young or the very old.
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
The Cincinnati Insurance Company also participates in three assumed reinsurance treaties with two reinsurers that spread the risk of very high catastrophe losses among many insurers. In 2007, we have exposure of up to $8 million of assumed losses in three layers, from $875 million to $1.500 billion, from a single event under an assumed reinsurance treaty for Munich Re Group. The other two assumed reinsurance treaties are immaterial.
In the event of a severe catastrophic event or terrorist attack elsewhere in the world, our insurance losses may be immaterial. However, the companies in which we invest might be severely affected, which could affect our financial condition and results of operations. A catastrophe event also could affect our operations by damaging our headquarters facility or disrupting our associates’ ability to perform their assigned tasks.
Please see Item 7, Property Casualty and Life Insurance Reserves, Page 63 and Page 69, for a discussion of our reserving practices.
Our ability to obtain or collect on our reinsurance protection could affect our business, financial condition, results of operations and cash flows.
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
In addition, we are subject to credit risk with respect to our reinsurers. Although we purchase reinsurance to manage our risks and exposures to losses, this reinsurance does not discharge our direct obligations under the policies we write. We would remain liable to our policyholders even if we were unable to recover what we believe we are entitled to receive under our reinsurance contracts. Reinsurers might refuse or fail to pay losses that we cede to them, or they might delay payment. For long-term cases, the creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. A reinsurer’s insolvency, inability or

2006 10-K Page 22

unwillingness to make payments under the terms of its reinsurance agreement with our insurance subsidiaries could have a material adverse effect on our financial position, results of operations and cash flows.
Prior to 2003, we participated in USAIG, a joint underwriting association of individual insurance companies that collectively functions as a worldwide insurance market for all types of aviation and aerospace accounts. At year-end 2006, 35.5 percent, or $242 million, of our total reinsurance receivables were related to USAIG, primarily for September 11, 2001, events. Although more than 99 percent of the reinsurance recoverables associated with USAIG are backed by securities on deposit, if we are unable to collect these receivables, our financial position and results of operations could be materially affected. We no longer participate in new business generated by USAIG and its members.
Please see Item 7, 2006 Reinsurance Programs, Page 69, for a discussion of our reinsurance treaties.
Our ability to realize our investment objectives could affect our financial condition, our results of operations or cash flows.
We invest premiums received from policyholders and other available cash to generate investment income and capital appreciation, maintaining sufficient liquidity to pay covered claims and operating expenses, service our debt obligations and pay dividends. At year-end 2006, our investment portfolio was $13.699 billion, or 79.5 percent of our total assets. In 2006, our investment operations contributed 27.6 percent of our revenue and 94.3 percent of our total income before income taxes.
Investment income is an important component of our revenues and net income. The ability to achieve our investment objectives is affected by factors that are beyond our control, such as inflation, economic growth, interest rates, world political conditions, terrorism attacks or threats and other widespread unpredictable events. These events may adversely affect the economy generally and could cause our investment income or the value of securities we own to decrease. A significant decline in our investment income could have an adverse effect on our net income, and thereby on our shareholders’ equity and our policyholders’ surplus. For more detailed discussion of risks associated with our investments, please refer to Item 7A, Qualitative and Quantitative Disclosures About Market Risk, Page 72.
Our investment performance also could suffer because of the types of investments, industry groups and/or individual securities in which we choose to invest. Market value changes related to these choices could cause a material change in our financial condition or results of operations.
One of our investments, Fifth Third, accounted for 25.7 percent of our shareholders’ equity at year-end 2006 and dividends earned from our Fifth Third investment were 20.2 percent of our investment income in 2006. If Fifth Third’s common stock price were to decline significantly, our financial condition could be materially affected. If Fifth Third were to decrease or discontinue its dividend, our results of operations and cash flows could be materially affected.
Because we currently own more than 10 percent of Fifth Third’s outstanding shares, we are limited in the amount of Fifth Third stock we could sell in any given period. This limitation could lead us to hold a sizeable position in Fifth Third even if it would no longer meet our investment parameters. This could result in a variety of adverse consequences depending on the reason we had concluded Fifth Third no longer met our investment parameters. For example, if Fifth Third were to stop paying dividends on its common stock, we would not be able to quickly sell a part of our holdings to reinvest in other income-earning investments, which would have a material effect on our results of operations.
Please see Item 1, Investments Segment, Page 14, and Item 7, Investments Results of Operations, Page 56, and Liquidity and Capital Resources, Page 59, for discussion of our investment activities.
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
Please see Item 1, Regulation, Page 17, and Item 8, Note 8 to the Consolidated Financial Statements, Page 93, for discussion of insurance holding company dividend regulations.

2006 10-K Page 23

We could make investment decisions or experience market value fluctuations that trigger restrictions applicable to the parent company under the Investment Company Act of 1940.
Compared with other insurance holding companies, we hold a significant level of investment assets at the parent company level. If these investment assets grow to account for more than 40 percent of parent company’s total assets, excluding assets of our subsidiaries, we might become subject to regulation under the Investment Company Act of 1940. Our operations are limited by the constraint that investment securities held at the holding company level should remain below the 40 percent threshold described above. Efforts to stay below the threshold could result in:
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
If the parent company’s investment assets were to exceed the 40 percent ratio to its total assets, excluding investment in its subsidiaries, and if it were determined that the holding company was an unregistered investment company, the holding company might be unable to enforce contracts with third parties, and third parties could seek rescission of transactions with the holding company undertaken during the period that it was an unregistered investment company, subject to equitable considerations set forth in the Investment Company Act. In addition, the holding company could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC.
Please see Item 8, Note 15 to the Consolidated Financial Statements, Page 99, for discussion of the Investment Company Act of 1940.
Our business depends on the uninterrupted operation of our facilities, systems and business functions.
Our business depends on our associate’s ability to perform necessary business functions, such as processing new and renewal policies and claims. We increasingly rely on technology and systems to accomplish these business functions in an efficient and uninterrupted fashion. Our inability to access our headquarters facilities or a failure of technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption or system failure could result in a deterioration of our ability to write and process new and renewal business, serve our agents and policyholders, pay claims in a timely manner or perform other necessary business functions. This could result in a materially adverse effect on our operating results and financial condition.
Item 1B.       Unresolved Staff Comments
None

2006 10-K Page 24

Item 2.       Properties
Cincinnati Financial Corporation owns our headquarters building located on 100 acres of land in Fairfield, Ohio. This building contains approximately 800,000 total square feet. The property, including land, is carried in our financial statements at $71 million as of December 31, 2006, and is classified as land, building and equipment, net, for company use. John J. & Thomas R. Schiff & Co. Inc., a related party, occupies approximately 6,750 square feet (1 percent).
Construction of a 690,000 total square foot underground garage and third office tower at our headquarters building began in early 2005. We estimate a completion date of September 2008 for the project. We believe this estimated $100 million expansion will accommodate our business needs for the foreseeable future. The construction project is on schedule and on budget. As of December 31, 2006, construction costs totaled $41 million, which is classified as land, building and equipment, net, for company use.
Cincinnati Financial Corporation owns the Fairfield Executive Center, which is located on the northwest corner of our headquarters property. This is a four-story office building containing approximately 124,000 square feet. The property is carried in the financial statements at $7 million as of December 31, 2006, and is classified as land, building and equipment, net, for company use. CFC and our subsidiaries occupy approximately 90 percent of the rentable square feet and unaffiliated tenants occupy approximately 10 percent.
The Cincinnati Life Insurance Company owns a four-story office building in Springdale, Ohio, approximately four miles from our headquarters. It contains approximately 102,000 rentable square feet. This property is carried in the financial statements at $3 million as of December 31, 2006, and is classified as other invested assets. At year-end 2006, two tenants occupied approximately 37 percent of the rentable square feet. The remaining space is available for lease. The property is available for sale.
In 2006, The Cincinnati Insurance Company purchased an unoccupied building on 16 acres of land in Springfield Township, Ohio, approximately six miles from our headquarters. We plan to renovate the 51,000 square foot building to serve as a data processing center and a disaster recovery center. The property, including land, is carried on our financial statements at $3 million as of December 31, 2006, and is classified as land, building and equipment, net, for company use.
Item 3.      Legal Proceedings
Neither the company nor any of our subsidiaries is involved in any material litigation other than ordinary, routine litigation incidental to the nature of its business.
Item 4.      Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders of Cincinnati Financial during the fourth quarter of 2006.

2006 10-K Page 25

Part II
Item 5.       Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Cincinnati Financial Corporation had approximately 12,000 shareholders of record as of December 31, 2006. Many of our independent agent representatives and most of the 4,048 associates of our subsidiaries own the company’s common stock. We are unable to accurately quantify those holdings because many are beneficially held.
Our common shares are traded under the symbol CINF on the Nasdaq Global Select Market. The common stock prices and dividend data below reflects the 5 percent stock dividend paid April 26, 2005.

(Source: Nasdaq Global Select Market)		2006				2005
Quarter:	1st	2nd	3rd	4th	1st	2nd	3rd	4th

High	$45.56	$47.01	$48.44	$49.07	$43.92	$43.12	$42.64	$45.95
Low	42.07	41.43	45.93	44.25	40.84	38.38	39.00	39.91
Period-end close	42.07	47.01	48.12	45.31	41.53	39.56	41.89	44.68
Cash dividends declared	0.335	0.335	0.335	0.335	0.290	0.305	0.305	0.305

Our ability to pay cash dividends may depend on the ability of our insurance subsidiary to pay dividends to the parent company. The dividend restrictions of our insurance company subsidiaries are discussed in Item 8, Note 8 to the Consolidated Financial Statements, Page 93.
Information regarding securities authorized for issuance under our equity compensation plans appears in the Proxy Statement under “Securities Authorized for Issuance under Equity Compensation Plans.” This portion of the Proxy Statement is incorporated herein by reference. Additional information about share-based compensation granted under our equity compensation plans is available in Item 8, Note 16 to the Consolidated Financial Statements, Page 100.
The board of directors has authorized share repurchases since 1996. We discuss the board authorization in Item 7, Uses of Capital, Page 63. In 2006, we repurchased a total of 2,646,787 shares.

			Total number of shares	Maximum number of
	Total number	Average	purchased as part of	shares that may yet be
	of shares	price paid	publicly announced	purchased under the
Month	purchased(1)	per share	plans or programs(2)	plans or programs

January 1-31, 2006	0	$0.00	0	9,466,035
February 1-28, 2006	537,322	44.12	537,322	8,928,713
March 1-31, 2006	1,316,978	43.97	1,312,678	7,616,035
April 1-30, 2006	0	0.00	0	7,616,035
May 1-31, 2006	0	0.00	0	7,616,035
June 1-30, 2006	150,000	45.89	150,000	7,466,035
July 1-31, 2006	0	0.00	0	7,466,035
August 1-31, 2006	31,666	45.98	31,666	7,434,369
September 1-30, 2006	113,598	46.23	110,900	7,323,469
October 1-31, 2006	27,345	48.44	0	7,323,469
November 1-30, 2006	484,021	45.15	458,221	6,865,248
December 1-31, 2006	46,000	44.29	46,000	6,819,248

Totals	2,706,930	44.48	2,646,787

(1)	Includes 34,343 acquired in 2006, primarily in satisfaction of withholding taxes due upon exercise of stock options.

(2)	The current repurchase program was announced on August 19, 2005, and became effective on September 1, 2005. It replaced a program which had been in effect since 1999. No repurchase program has expired during the period covered by the above table.
All of the repurchases reported in the table above were repurchased under our 2005 program, which was approved for 10 million shares. At the time the 1999 program, which was for 17 million shares, was superseded by the 2005 program, it had 2,739,942 shares remaining. Neither of the programs had an expiration date but no further repurchases will occur under the 1999 program.

2006 10-K Page 26

Cumulative Total Return
As depicted in the graph below, the five—year total return on a $100 investment made December 31, 2001, assuming the reinvestment of all dividends, was 49.4 percent for Cincinnati Financial Corporation’s common stock compared with 71.4 percent for the Standard & Poor’s Composite 1500 Property & Casualty Insurance Index and 35.0 percent for the Standard & Poor’s 500 Index.
•	The Standard & Poor’s Composite 1500 Property & Casualty Insurance Index includes 28 companies: Ace Ltd., Allstate Corporation, AMBAC Financial Group, Berkley (W R) Corporation, Chubb Corporation, Cincinnati Financial Corporation, Fidelity National Financial Inc., First American Corporation, Hanover Insurance Group, Infinity Property Casualty Corporation, Landamerica Financial Group, MBIA Inc., Mercury General Corporation, Ohio Casualty Corporation, Old Republic International Corporation, Philadelphia Consolidated Holding Corporation, Proassurance Corporation, Progressive Corporation, RLI Corporation, Safeco Corporation, Safety Insurance Group, SCPIE Holdings Inc., Selective Insurance Group Inc., St. Paul Travelers Companies Inc., Stewart Information Services, United Fire & Casualty Company, XL Capital Ltd. and Zenith National Insurance Corp.

•	The Standard & Poor’s 500 Index includes a representative sample of 500 leading companies in a cross section of industries of the U.S. economy. Although this index focuses on the large capitalization segment of the market, it is widely viewed as a proxy for the total market.
Total Return Analysis
CFC vs. Market Indices
December 31 Totals

2006 10-K Page 27

Item 6.      Selected Financial Data

		Years ended December 31,
(In millions except per share data)	2006	2005	2004	2003

Consolidated Income Statement Data
Earned premiums	$3,278	$3,164	$3,020	$2,748
Investment income, net of expenses	570	526	492	465
Realized investment gains and losses	684	61	91	(41)
Total revenues	4,550	3,767	3,614	3,181
Net income	930	602	584	374

Net income per common share:
Basic	$5.36	$3.44	$3.30	$2.11
Diluted	5.30	3.40	3.28	2.10
Cash dividends per common share:
Declared	1.34	1.205	1.04	0.90
Paid	1.31	1.162	1.02	0.89

Shares Outstanding
Weighted average, diluted	175	177	178	178

Consolidated Balance Sheet Data
Invested assets	$13,759	$12,702	$12,677	$12,485
Deferred policy acquisition costs	453	429	400	372
Total assets	17,222	16,003	16,107	15,509
Loss and loss expense reserves	3,896	3,661	3,549	3,415
Life policy reserves	1,409	1,343	1,194	1,025
Long-term debt	791	791	791	420
Shareholders’ equity	6,808	6,086	6,249	6,204
Book value per share	39.38	34.88	35.60	35.10

Property Casualty Insurance Operations
Earned premiums	$3,164	$3,058	$2,919	$2,653
Unearned premiums	1,576	1,557	1,537	1,444
Loss and loss expense reserves	3,860	3,629	3,514	3,386
Investment income, net of expenses	367	338	289	245
Loss ratio	51.9%	49.2%	49.8%	56.1%
Loss expense ratio	11.6	10.0	10.3	11.6
Expense ratio	30.8	30.0	29.7	27.0
Combined ratio	94.3%	89.2%	89.8%	94.7%

One-time charges or adjustments:
2006 — The company sold its holdings in Alltel Corporation common stock. The sale contributed $647 million (pretax) to realized investment gains and revenues and $412 million (after tax), or $2.35 per share, to net income.
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

2006 10-K Page 28

2002	2001	2000	1999	1998	1997	1996

$ 2,478	$2,152	$1,907	$1,732	$1,613	$1,516	$1,423
445	421	415	387	368	349	327
(94)	(25)	(2)	0	65	69	48
2,843	2,561	2,331	2,128	2,054	1,942	1,809
238	193	118	255	242	299	224

$ 1.33	$1.10	$0.67	$1.40	$1.31	$1.64	$1.21
1.32	1.07	0.67	1.37	1.28	1.61	1.17
0.81	0.76	0.69	0.62	0.55	0.50	0.44
0.80	0.74	0.67	0.60	0.54	0.49	0.43

180	179	181	186	190	188	191

$11,226	$11,534	$11,276	$10,156	$10,296	$8,778	$6,340
343	286	259	226	143	135	128
14,122	13,964	13,274	11,795	11,484	9,867	7,397
3,176	2,887	2,473	2,154	2,055	1,937	1,881
917	724	641	885	536	482	440
420	426	449	456	472	58	80
5,598	5,998	5,995	5,421	5,621	4,717	3,163
31.43	33.62	33.80	30.35	30.58	25.71	17.19

$ 2,391	$2,073	$1,828	$1,658	$1,543	$1,454	$1,367
1,317	1,060	920	835	458	442	424
3,150	2,894	2,416	2,093	1,979	1,889	1,824
234	223	223	208	204	199	190
61.5%	66.6%	71.1%	61.6%	65.4%	58.3%	61.6%
11.4	10.1	11.3	10.0	9.3	10.1	13.8
26.8	28.2	30.4	28.6	29.6	30.0	28.2
99.7%	104.9%	112.8%	100.2%	104.3%	98.4%	103.6%

2006 10-K Page 29

		10-K Page
Item 7.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations
	Introduction	31
	Executive Summary	31
	Critical Accounting Estimates	35
	Results of Operations	40
	Consolidated Property Casualty Insurance Results of Operations	41
	Commercial Lines Insurance Results of Operations	42
	Personal Lines Insurance Results of Operations	49
	Life Insurance Results of Operations	54
	Investments Results of Operations	56
	Liquidity and Capital Resources	59
	Sources of Liquidity	59
	Uses of Liquidity	61
	Property Casualty Insurance Reserves	63
	Life Insurance Reserves	69
	2006 Reinsurance Programs	69
	Safe Harbor Statement	71

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
	Introduction	72
	Fixed-maturity Investments	73
	Short-term Investments	74
	Equity Investments	74
	Unrealized Investment Gains and Losses	75

2006 10-K Page 30

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The purpose of Management’s Discussion and Analysis is to provide an understanding of Cincinnati Financial Corporation’s consolidated results of operations and financial position. Management’s Discussion and Analysis should be read in conjunction with Item 6, Selected Financial Data, Pages 28 and 29, and Item 8, Consolidated Financial Statements and related Notes, beginning on Page 78. We present per share data on a diluted basis unless otherwise noted and we have adjusted those amounts for all stock splits and dividends.
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
Executive Summary
Cincinnati Financial Corporation is the parent company of the nation’s 23rd largest property casualty insurer, based on statutory net written premium volume through the first six months of 2006, the most recent period for which this information is available. We primarily market commercial lines and personal lines property casualty insurance products through a select group of independent insurance agencies in 32 states. As we discussed in the business description in Item 1, we believe three characteristics distinguish our company and allow us to build shareholder value:
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
We believe consistently applying our long-term strategies rather than taking short-term actions will allow us to address these challenges. We seek to meet our agents’ needs, with an eye toward solutions and approaches that will give us an advantage for five, 10 or more years. As we appoint new agencies, we are looking to build relationships that will grow as successfully as those we have had for 40 or 50 years.
In 2006, we did not achieve some of our objectives for creating shareholder value. For the year, we reached record levels of new business and total property casualty insurance premiums in the face of growing competition. Business policyholders continued to respond favorably to their local independent agents’ presentation of the Cincinnati value proposition. In the second half of the year, agents and personal lines policyholders responded to new pricing for Cincinnati’s personal lines products with higher customer retention rates and rising new business. Further, our equity-focused investment strategy led to another year of record investment income and record book value.
However, other factors dampened our enthusiasm for those favorable results. Nine catastrophe events, primarily storms affecting our policyholders in the Midwest, led to a record level of catastrophe losses even as the industry experienced a lighter catastrophe year. Loss severity crept upward. And ongoing investment in our people and our infrastructure, including technology and systems to make it easier for agents to do business with our company, contributed to expenses rising more rapidly than premiums.
Finally, 2006 earnings reflected the adoption of stock option expensing and, as anticipated, savings from favorable development of prior period losses below the unusually high level in 2005.
We look beyond 2006 with a measure of optimism. We remain committed to providing a stable market for our agents’ high quality business, underwriting this business carefully and producing steady value for our shareholders, as represented by the board of directors’ recent decision to increase our 2007 indicated annual

2006 10-K Page 31

cash dividend by 6 percent, which would mark the 47th consecutive year of increase in that measure. We believe we can achieve above-industry-average growth in written premiums and industry-leading profitability over the long term by building on our proven strategies: strong agency relationships, local underwriting, quality claims service, solid reserves and total return investing.
Over our 56 year history, our growth largely has been driven by increasing our share of the business written by the agencies that market our products, growth of those agencies and, to a lesser extent, appointment of new agencies and our periodic entry into new states. During 2007, we expect to make more than 50 new agency appointments, including our initial appointments in two new states: New Mexico and Washington.
Over the years, we have been able to increase our share of our agencies’ business by making available insurance products that meet the needs of the individuals and businesses in their communities. In recent years, our agents have indicated their desire to have Cincinnati available as a market for commercial accounts that require the flexibility of excess and surplus lines coverage.
Generally, excess and surplus lines insurance carriers provide insurance that is unavailable to businesses in the standard market due to market conditions or due to characteristics of the insured that are caused by nature, the insured’s history or the nature of their business.
We have studied the option of providing excess and surplus lines coverage for several years and believe it could contribute to our long-term objectives. Among the potential benefits, we could gain opportunities to compete for additional accounts by having more flexibility in pricing and policy terms and conditions.
In 2007, we will take the initial steps necessary to incorporate a new excess and surplus subsidiary and determine its structure. During the year we will appoint a team to begin researching and developing the appropriate terms and conditions, rates and underwriting guidelines. We anticipate little, if any, premium contribution from excess and surplus lines in 2007.
Below we review highlights of our financial results for the past three years and measures of the success of our efforts to create shareholder value. Detailed discussion of these topics appears in Results of Operations, Page 40, and the Liquidity and Capital Resources, Page 59.
Corporate Financial Highlights
Income Statement and Per Share Data

	Twelve months ended December 31,			2006-2005	2005-2004
(Dollars in millions except share data)	2006	2005	2004	Change %	Change %

Income statement data
Earned premiums	$3,278	$3,164	$3,020	3.6	4.8
Investment income, net of expenses	570	526	492	8.4	6.9
Realized investment gains and losses (pretax)	684	61	91	1,026.1	(33.1)
Total revenues	4,550	3,767	3,614	20.8	4.2
Net income	930	602	584	54.5	3.1
Per share data (diluted)
Net income	$5.30	$3.40	$3.28	55.9	3.7
Cash dividends declared	1.34	1.205	1.04	11.2	16.1

Weighted average shares outstanding	175,451,341	177,116,126	178,376,848	(0.9)	(0.7)

Revenues rose in 2006 and 2005. The growth in 2006 primarily reflected the sale of our Alltel common stock holdings. In both years, rising pretax investment income offset slowing consolidated property casualty earned premium growth.
Net income and net income per share reached record levels in 2006 and 2005. A number of factors contributed to net income:
•	The consolidated property casualty underwriting profit declined in 2006 due to higher catastrophe losses, increased loss severity and less savings from favorable development of prior period losses as well as higher underwriting expenses. Underwriting profitability was healthy in 2005. The factors behind these changes are discussed in the Results of Operations.

•	Realized investment gains and losses are integral to our financial results over the long term. We have substantial discretion in the timing of investment sales and, therefore, the gains or losses that will be recognized in any period. That discretion generally is independent of the insurance underwriting process. Also, applicable accounting standards require us to recognize gains and losses from certain changes in fair values of securities and embedded derivatives without actual realization of those gains and losses. Security sales led to realized investment gains in the past three years.
o	2006 — Raised net income by $434 million, or $2.48 per share. The sale of our Alltel common stock holding contributed $412 million, or $2.35 per share, of the gain.

2006 10-K Page 32

o	2005 — Raised net income by $40 million, or 23 cents per share.

0	2004 — Raised net income by $60 million, or 34 cents per share.
•	Weighted average shares outstanding may fluctuate from period to period because we regularly repurchase shares under board authorizations and we issue shares when associates exercise stock options. At year-end 2006, weighted average shares outstanding on a diluted basis had declined 2 million from year-end 2005.
The board of directors is committed to steadily increasing cash dividends and periodically authorizing stock dividends and splits. Cash dividends declared per share rose 11.2 percent and 16.1 percent in 2006 and 2005.
Balance Sheet Data and Performance Measures

	At December 31,	At December 31,	At December 31,
(Dollars in millions except share data)	2006	2005	2004

Balance sheet data
Invested assets	$13,759	$12,702	$12,677
Total assets	17,222	16,003	16,107
Short-term debt	49	0	0
Long-term debt	791	791	791
Shareholders’ equity	6,808	6,086	6,249
Book value per share	39.38	34.88	35.60
Debt-to-capital ratio	11.0%	11.5%	11.2%

		Years ended December 31,
	2006	2005	2004

Performance measures
Comprehensive income	$1,057	$99	$287
Return on equity	14.4%	9.8%	9.4%
Return on equity based on comprehensive income	16.4	1.6	4.6

Invested assets and total assets rose in 2006 on new investments and appreciation in the equity portfolio. Invested assets and total assets were flat in 2005 as strong cash flow for new investments was offset by lower unrealized investment gains.
Comprehensive income is net income plus the year-over-year difference in unrealized gains on investments. In 2006, comprehensive income rose because of higher unrealized gains in the investment portfolio. In 2005 and 2004, comprehensive income was lower because of reduced unrealized gains primarily due to a decline in the market value of our Fifth Third investment.
Return on equity rose in 2006 due to higher realized gains on investments. Return on equity based on comprehensive income grew in 2006 due to the increase in accumulated other comprehensive income.
Our ratio of long-term debt to capital (long-term debt plus shareholders’ equity) declined in 2006 due to the increase in shareholders’ equity due to higher accumulated other comprehensive income.
Property Casualty Highlights

		Years ended December 31,		2006-2005	2005-2004
(Dollars in millions)	2006	2005	2004	Change %	Change %

Property casualty highlights
Written premiums	$3,178	$3,076	$2,997	3.3	2.6
Earned premiums	3,164	3,058	2,919	3.5	4.8
Underwriting profit	181	330	298	(45.2)	10.8
GAAP combined ratio	94.3%	89.2%	89.8%
Statutory combined ratio	93.9	89.0	89.4

The trend in overall written premium growth reflected the competitive and market factors discussed in Item 1, Commercial Lines and Personal Lines Property Casualty Insurance Segments, Page 9 and Page 11. In each of the past three years, our overall written premium growth rate has exceeded that of the industry. Industry net written premiums were estimated to grow 2.6 percent in 2006 and 4.4 percent in 2004, but declined 0.2 percent in 2005. In the past three years, industry premium trends have been obscured by the reinsurance sector, where premiums were estimated to have risen 25.1 percent in 2006 after declining 28.2 percent in 2005.
Our consolidated property casualty insurance underwriting profit declined in 2006 after rising in 2005, matching the trend in our combined ratio. (The combined ratio is the percentage of each premium dollar spent on claims plus all expenses — the lower the ratio, the better the performance.) 2006 performance was tempered by higher catastrophe losses, increased loss severity and less savings from favorable development on prior period losses as well as higher underwriting expenses.

2006 10-K Page 33

The estimated industry average statutory combined ratios were 93.3 percent, 100.8 percent and 98.5 percent for 2006, 2005 and 2004, respectively. The 144.9 percent estimated reinsurance sector combined ratio obscured the industry combined ratio in 2005.
We also measure a variety of non-financial metrics for our property casualty operations. For example, we monitor our rank within our reporting agency locations. In 2005, we ranked No. 1 or No. 2 by premium volume in 75 percent of the locations that have marketed our products for more than five years. Other measures include subdivision of territories and new agency appointments. We ended 2006 with 102 field territories, subdividing three new territories and merging one into the surrounding regions. As discussed in Item 1, Growing with Our Agencies, Page 7, we made 55 new agency appointments in 2006, 42 of which were new relationships. These new appointments and other changes in agency structures led to a net increase in reporting agency locations of 37 in 2006.
Agent satisfaction with our technology solutions is, and will continue to be, a requirement for maintaining our strong relationships with these agencies. In 2006, we made additional progress in implementing technology solutions that we believe should make it easier for agencies to do business with us. Among other milestones, we have deployed our new commercial lines policy processing system to agencies in seven states for use in processing new and renewal businessowners policies. We also deployed our personal lines policy processing system in six additional states and continued to make important upgrades and enhancements.
Measuring Our Success in 2007 and Beyond
We use a variety of metrics to measure the success of our strategies:
•	Maintaining our strong relationships with our established agencies, writing a significant portion of each agency’s business and attracting new agencies – In 2007, we expect to continue to rank No. 1 or No. 2 by premium volume in approximately 75 percent or more of the locations that have marketed our products for more than five years. We expect to improve service to our agencies by subdividing or creating four field territories in 2007. We also expect to appoint another 50 agencies. We are working on plans to enter New Mexico and eastern Washington within the next year and will soon begin the process by preparing policy forms and rates to submit to the departments of insurance in those states.

In 2007, we expect to make further progress in our efforts to improve service to and communication with our agencies through our expanding portfolio of software. In particular, we will continue to deploy our commercial lines and personal lines quoting and policy processing systems that allow our agencies and our field and headquarters associates to collaborate on new and renewal business more efficiently and give our agencies choice and control. We discuss our technology plans for 2007 in Item 1, Technology Solutions, Page 4.

•	Achieving above-industry-average growth in property casualty statutory net written premiums and maintaining industry-leading profitability by leveraging our regional franchise and proven agency-centered business strategy – We believe growth in our consolidated property casualty written premiums may be in the low single digits in 2007 compared with the 3.3 percent increase in 2006.

Legislative and regulatory developments in early 2007 added to the uncertainty that already existed for the insurance industry in Florida. In February 2007, we asked our agents that they not send us new business submissions. This request, which extends to all lines of insurance and other business areas, may result in lower 2007 premium growth. It does not affect policies in force, which we will continue to support and address at renewal, in line with our current underwriting guidelines and in compliance with Florida rules and regulations. We continue to assess the changing insurance environment in Florida and hope to resume writing policies in the state as the market stabilizes.

Overall industry premium growth is projected to be 0.1 percent in 2007, which includes an estimated 18.6 percent reinsurance sector growth rate. Net written premiums for the commercial lines industry are expected to be flat in 2007 while the personal lines sector is expected to grow 1.2 percent.

Our combined ratio estimate for 2007 is 97 percent to 99 percent on either a GAAP or statutory basis compared with 94.3 percent on a GAAP basis in 2006. The year-over-year increase reflects four assumptions:
o	Catastrophe losses should contribute approximately 5.5 percentage points to the combined ratio. We think this is an appropriate estimate based on our reinsurance treaty retention and catastrophe loss experience in recent years.

o	Savings from favorable reserve development in line with our historical norms. Savings from favorable development on prior period reserves averaged about 2 percentage points between 2000 and 2003. Between 2004 and 2006, the average rose to an unusually high level of approximately 5 percentage points.

o	Loss ratio deterioration as pricing becomes even more competitive and loss severity increases.
2006 10-K Page 34

o	Higher other underwriting expenses as we continue to invest in people and technology. We believe the consolidated property casualty 2007 underwriting expense ratio could be approximately 31.5 percent.
For these reasons, we may not achieve our objective of an industry-leading combined ratio in 2007. The projected industry average 2007 combined ratio is 96.8 percent.
•	Pursuing a total return investment strategy that generates both strong investment income growth and capital appreciation – In 2007, we are estimating pretax investment income growth to be in the range of 6.5 percent to 7.0 percent. This outlook is based on the higher anticipated level of dividend income from equity holdings, the investment of insurance operations cash flow and the current portfolio attributes.

We do not establish annual capital appreciation targets. Over the long term, our target is to have the equity portfolio outperform the Standard & Poor’s 500 Index. In 2006, our compound annual equity portfolio return was 16.1 percent, compared with a compound annual total return of 15.8 percent for the Index. Over the five years ended December 31, 2006, our compound annual equity portfolio return was 2.0 percent compared with a compound annual total return of 6.2 percent for the Index. Our equity portfolio underperformed the market for the five-year period because of the decline in the market value of our holdings of Fifth Third common stock between 2002 and 2005.

•	Increasing the total return to shareholders through a combination of higher earnings per share, growth in book value and increasing dividends – We do not announce annual targets for earnings per share or book value. Over the long term, we look for our earnings per share growth to outpace that of a peer group of national and regional property casualty insurance companies. Long-term book value growth should exceed that of our equity portfolio.

The board of directors is committed to steadily increasing cash dividends and periodically authorizing stock dividends and splits. In February 2007, the board increased the indicated annual dividend rate 6.0 percent, marking the 47th consecutive year of increases in our indicated dividend rate. We believe our record of dividend increases is matched by only 11 other publicly traded corporations.

Over the long-term, we seek to increase earnings per share, book value and dividends at a rate that would allow long-term total return to our shareholders to exceed that of the Standard & Poor’s Composite 1500 Property Casualty Insurance Index. Over the past five years, our total return to shareholders of 49.4 percent was below the 71.4 percent return for that Index.

•	Maintaining financial strength by keeping the ratio of debt to capital below 15 percent and purchasing reinsurance to provide investment flexibility – Based on our present capital requirements, we do not anticipate a material increase in debt levels during 2007. As a result, we believe our debt-to-capital ratio will remain approximately 11 percent.

In December 2006, we finalized our property casualty reinsurance program for 2007, updating it to maintain the balance between the cost of the program and the level of risk we retain. Under the new program, our 2007 reinsurance premiums are expected to be $22 million higher than in 2006.

We provide more detail on our reinsurance programs in 2007 Reinsurance Programs, Page 69.
Factors supporting our outlook for 2007 are discussed below in the Results of Operations for each of the four business segments.
Critical Accounting Estimates
Cincinnati Financial Corporation’s financial statements are prepared using GAAP. These principles require management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates.
The significant accounting policies used in the preparation of the financial statements are discussed in Item 8, Note 1 to the Consolidated Financial Statements, Page 85. In conjunction with that discussion, material implications of uncertainties associated with the methods, assumptions and estimates underlying the company’s critical accounting policies are discussed below. The audit committee of the board of directors reviews the annual financial statements with management and the independent registered public accounting firm. These discussions cover the quality of earnings, review of reserves and accruals, reconsideration of the suitability of accounting principles, review of highly judgmental areas including critical accounting policies, audit adjustments and such other inquiries as may be appropriate.
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
2006 10-K Page 35

and estimate the effect of various loss factors. We believe that the following represent the primary risks to our ability to estimate loss reserves accurately:
•	Court decisions or legislation that result in unanticipated coverage expansions on past and existing policies

•	Changes in medical inflation and mortality rates that affect workers’ compensation claims

•	Changes in claim cost trends, including the effects of general economic and tort cost inflation, not reflected in the historical data used to estimate loss reserves

•	Changes in reinsurance coverage, not reflected in reserving data, that affect the company’s net payments and net case reserves

•	Payment and reporting pattern changes attributable to the implementation of a new claims management system and to the use of a claims mediation process that promotes earlier liability settlement resolution

•	Reporting pattern changes attributable to case reserving practices, particularly with respect to workers’ compensation claims

•	Absence of cost-effective methods for accurately assessing asbestos and environmental claim liabilities (see Property Casualty Insurance Reserves, Asbestos and Environmental Reserves, Page 66, for discussion of related reserve levels and trends)
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
A reserve change of $32 million would have a 1 percentage point effect on the loss and loss expense ratio, based on 2006 earned premiums, a $21 million effect on income and a 12 cent effect on net income per share.
Establishing Reserves
Reserves are established for the total of unpaid loss and loss expenses, including estimates for claims that have been reported, estimates for claims that have been incurred but not yet reported (IBNR) and estimates of loss expenses associated with processing and settling those claims. Reserves are determined for the various lines of business. Loss reserves are reduced by anticipated salvage and subrogation recoveries.
We establish case reserves for claims that have been reported within the parameters of coverage provided in the policy. Individual case reserves greater than $35,000 established by field claims representatives are reviewed by experienced headquarters claims supervisors while case reserves greater than $100,000 also are reviewed by headquarters claims managers. The estimates reflect the informed judgment and experience of our claims associates based on general insurance reserving practices and their experience with the company. Case reserves are reviewed on a 90-day cycle, or more frequently if specific circumstances require, based on events such as the status of ongoing negotiations.
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
In 2001, we began to establish higher initial case reserves on serious injury claims. The higher reserves reflect experience indicating the likelihood that juries would ignore significant liability issues in cases involving seriously injured claimants.
In 2000, we began using a claims mediation process that promotes earlier liability settlement resolution. By 2004, we had introduced the program into several states, which has provided favorable results.
To review IBNR reserves on an annual basis, we use a variety of tools, including actuarial and statistical methods. These may include but are not limited to:
•	The Case Incurred Development Method

•	The Paid Development Method

•	The Bornhuetter-Ferguson Method

•	Probability Trend Family Models
2006 10-K Page 36

Supplemental statistical information is compiled and reviewed to aid in the application of actuarial methods and models. The supplemental data also is used to evaluate the reasonableness of estimates derived from the actuarial methods and models. This information includes:
•	Industry loss frequency and severity and premium trends

•	Past, present and anticipated product pricing

•	Anticipated premium growth

•	Other quantifiable trends

•	Projected ultimate loss ratios
We conduct our thorough evaluation of the adequacy of reserves as of the end of the third quarter of each year. As a result, the most significant refinements in reserves historically have been implemented in the fourth quarter. In 2006, we began conducting a detailed supplemental review as of the end of the fourth quarter of each year in parallel with the outside actuarial review. Less detailed, periodic reviews of reserve adequacy are made at the other quarter ends. A loss review committee, including internal actuaries and representatives from management of multiple operating departments, is responsible for the quarterly review process.
The internal actuaries provide a point estimate and a range to summarize their analysis. At year-end 2006 and 2005, IBNR reserves differed from the internal actuarial point estimate by less than 2 percent of our loss and loss expense reserve.
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
Historically, we have established adequate reserves that have fallen in the upper half of the appointed actuary’s range. This approach has resulted in recognition of reserve redundancies for the past 10 years, as we discuss in Development of Loss and Loss Expenses, Page 64. Modestly redundant reserves support our business strategy to retain high financial strength ratings and remain a market for agencies’ business in all market conditions.
The appointed actuary conducts a thorough evaluation of the adequacy of reserves as of the end of the third quarter of each year and conducts a supplemental review of full-year data at year-end.
Asset Impairment
Fixed-maturity and equity investments are our largest assets. The company’s asset impairment committee continually monitors these investments and all other assets for signs of other-than-temporary and/or permanent impairment. The committee monitors significant decreases in the market value of the assets, changes in legal factors or in the business climate, an accumulation of costs in excess of the amount originally expected to acquire or construct an asset, uncollectability of all other assets, or other factors such as bankruptcy, deterioration of creditworthiness, failure to pay interest or dividends or signs indicating that the carrying amount may not be recoverable.
The application of our impairment policy resulted in other-than-temporary impairment charges and write-offs of investments that reduced our income before income taxes by $1 million in both 2006 and 2005 and $6 million in 2004.
Our portfolio managers constantly monitor the status of their assigned portfolios for indications of potential problems that may be possible impairment issues. If a security is trading below book value, the portfolio managers even more closely scrutinize the security. Such declines often occur in conjunction with events taking place in the overall economy and market, combined with events specific to the industry or operations of the issuing corporation. These specific criteria include quantitative measurements such as a declining trend in market value, the extent of the market value decline and the length of time the value of the security has been depressed, as well as qualitative measures such as pending events and issuer liquidity. Generally, these declines in valuation are greater than might be anticipated when viewed in the context of overall economic and
2006 10-K Page 37

market conditions. We provide information regarding valuation of our invested assets in Item 8, Note 2 to the Consolidated Financial Statements, Page 90.
Impairment charges are recorded for other-than-temporary declines in value, if, in the asset impairment committee’s judgment, there is little expectation that the value will be recouped in the foreseeable future. A security valued between 90 percent and 100 percent of book value will not be monitored separately by the committee. These assets generally are at this value because of interest rate-driven factors. A security valued below 90 percent of book value is reported to the asset impairment committee. A security valued below 70 percent of book value is defined as distressed.
Distressed securities receive additional scrutiny. Effective January 1, 2006, a security will be written down in the event of a declining market value for four consecutive quarters with quarter-end market value below 70 percent of book value, or when a security’s market value is 70 percent below book value for three consecutive quarters. A sudden and severe drop in market value that does not otherwise meet the above criteria is reviewed for possible immediate impairment.
When evaluating other-than-temporary impairments, the committee considers the company’s intent and ability to retain a security for a period adequate to recover a significant percentage of cost. Because of the company’s investment philosophy and strong capitalization, it can hold securities that have the potential to recover value until their scheduled redemption, when they might otherwise be deemed impaired. In addition to evaluating the security’s current valuation, the impairment committee reviews objective evidence that indicates the potential for a recovery in value. Information is evaluated regarding the security, such as financial performance, near term prospects and the financial condition of the region and industry in which the entity operates.
Securities that have already been impaired are evaluated based on their adjusted book value and further written down, if deemed appropriate. The decision to sell or write down a security with impairment indications reflects, at least in part, management’s opinion that the security no longer meets the company’s investment objectives. We provide detailed information about securities trading in a continuous loss position at year-end 2006 in Item 7A, Unrealized Investment Gains and Losses, Page 75. An other-than-temporary decline in the fair value of a security is recognized in net income as realized investment losses.
Permanent impairment charges (write-offs) are defined as those for which management believes there is little potential for future recovery, for example, following the bankruptcy of the issuing corporation. A permanent decline in the fair value of a security is written off at the time when facts and circumstances indicate such write-down is warranted, and is reflected in realized investment losses.
Other-than-temporary and permanent impairments are distinct from the ordinary fluctuations seen in the value of a security when considered in the context of overall economic and market conditions. Securities considered to have a temporary decline would be expected to recover their market value, which may be at maturity. Under the same accounting treatment as market value gains, temporary declines (changes in the fair value of these securities) are reflected on our balance sheet in accumulated other comprehensive income, net of tax, and have no impact on reported net income.
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
We establish reserves for our universal life, deferred annuity and investment contracts equal to the cumulative account balances, which include premium deposits plus credited interest less charges and withdrawals. Some of our universal life insurance policies contain no-lapse guarantee provisions. For these policies, we establish a reserve in addition to the account balance based on expected no-lapse guarantee benefits and expected policy assessments.
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
Key assumptions used in developing the 2006 net pension obligation were a 5.75 percent discount rate and rates of compensation increases ranging from 4 percent to 6 percent. Key assumptions used in developing the
2006 10-K Page 38

2006 net pension expense were a 5.50 percent discount rate, an 8 percent expected return on plan assets and rates of compensation increases ranging from 5 percent to 7 percent.
In 2006, the net pension expense was $19 million. In 2007, we expect a net pension expense of $21 million, primarily as a result of increased service costs, which are expected to more than offset a 0.25 percent reduction in the discount rate.
Holding all other assumptions constant, a 0.5 percentage point decline in the discount rate would lower our 2007 net income before income taxes by $2 million. Likewise, a 0.5 percentage point decline in the expected return on plan assets would lower our 2006 income before income taxes by $1 million.
In addition, the fair value of the plan assets exceeded the accumulated benefit obligation by $8 million at year-end 2006 and $8 million at year-end 2005. The fair value of the plan assets was less than the projected plan benefit obligation by $58 million at year-end 2006 and $62 million at year-end 2005. The 2005 accumulated benefit obligation and projected benefit obligation amounts were increased by $6 million and $9 million, respectively, to include the company’s supplemental retirement plan (SERP). Market conditions and interest rates significantly affect future assets and liabilities of the pension plan.
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
Contingent Commission Accrual
Another significant estimate relates to our accrual for property casualty contingent (profit-sharing) commissions. We base the contingent commission accrual estimates on property casualty underwriting results and on supplemental information. Contingent commissions are paid to agencies using a formula that takes into account agency profitability and other factors, such as prompt monthly payment of amounts due to the company. Due to the complexity of the calculation and the variety of factors that can affect contingent commissions for an individual agency, the amount accrued can differ from the actual contingent commissions paid. The contingent commission accrual of $95 million in 2006 contributed 3.0 percentage points to the property casualty combined ratio. If contingent commissions paid were to vary from that amount by 5 percent, it would affect 2007 net income by $3 million (after tax), or 2 cents per share, and the combined ratio by approximately 0.1 percentage points.
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
For our most significant separate account, written in 1999, realized gains and losses are retained in the separate account and are deferred and amortized to the contract holder over a five-year period, subject to certain limitations. Upon termination or maturity of this separate account contract, any unamortized deferred gains and/or losses will revert to the general account. In the event this separate account holder were to exchange the contract for the policy of another carrier in 2007, the account holder would pay a surrender charge equal to 4 percent of the contract’s account value. Since year five, the surrender charge has decreased 2 percent each policy year and will fall to 0 percent in policy year 11.
2006 10-K Page 39

At year-end 2006, net unamortized realized gains amounted to $2 million. In accordance with this separate account agreement, the investment assets must meet certain criteria established by the regulatory authorities to whose jurisdiction the group contract holder is subject. Therefore, sales of investments may be mandated to maintain compliance with these regulations, possibly requiring gains or losses to be recorded, and charged to the general account. Potentially, losses could be material; however, unrealized losses in the separate account portfolio were less than $6 million at year-end 2006.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is provided in Item 8, Note 1 to the Consolidated Financial Statements, Page 85. We have determined that recent accounting pronouncements have not had nor are they expected to have any material impact on our consolidated financial statements.
Results of Operations
The consolidated results of operations reflect the operating results of each of our four segments along with the parent company and other non-insurance activities. The four segments are:
•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Life insurance

•	Investments operations
We measure profit or loss for our property casualty and life segments based upon underwriting results (profit or loss), which represent net earned premium less loss and loss expenses and underwriting expenses on a pretax basis. We also measure aspects of the performance of our commercial lines and personal lines segments on a combined property casualty insurance operations basis. Underwriting results and segment pretax operating income are not a substitute for net income determined in accordance with GAAP.
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
The calculations of segment data are described in more detail in Item 8, Note 17 of the Consolidated Financial Statements, Page 102. The following sections review results of operations for each of the four segments. Commercial Lines Insurance Results of Operations begins on Page 42, Personal Lines Insurance Results of Operations begins on Page 49, Life Insurance Results of Operations begins on Page 54, and Investments Results of Operations begins on Page 56. We begin with an overview of our consolidated property casualty operations, which is the total of our commercial lines and personal lines segments.
2006 10-K Page 40

Consolidated Property Casualty Insurance Results of Operations

(Dollars in millions)	Years ended December 31,			2006-2005	2005-2004
	2006	2005	2004	Change %	Change %

Written premiums	$3,178	$3,076	$2,997	3.3	2.6

Earned premiums	$3,164	$3,058	$2,919	3.5	4.8

Loss and loss expenses excluding catastrophes	1,833	1,685	1,605	8.8	5.0
Catastrophe loss and loss expenses	175	127	148	37.9	(14.8)
Commission expenses	596	592	583	0.7	1.6
Underwriting expenses	363	319	274	13.9	16.3
Policyholder dividends	16	5	11	208.1	(52.3)

Underwriting profit	$181	$330	$298	(45.2)	10.8

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	58.0%	55.1%	55.0%
Catastrophe loss and loss expenses	5.5	4.1	5.1

Loss and loss expenses	63.5	59.2	60.1
Commission expenses	18.8	19.4	20.0
Underwriting expenses	11.5	10.4	9.4
Policyholder dividends	0.5	0.2	0.3

Combined ratio	94.3%	89.2%	89.8%

In addition to the factors discussed in Commercial Lines and Personal Lines Insurance Results of Operations, Page 42 and Page 49, growth and profitability for the property casualty insurance operations were affected by:
•	New business written directly by agencies – New business written directly by agencies was $357 million, $314 million and $330 million in 2006, 2005 and 2004, respectively. New business levels reflected market conditions for commercial and personal lines as well as the advantages of our agency relationship strategy.

•	Savings from favorable development on prior period reserves reduced the combined ratio by 3.7 percentage points in 2006 compared with 5.2 and 6.7 percentage points in 2005 and 2004. The unusually high level of savings in 2004 partially reflected the release of uninsured motorist/underinsured motorist (UM/UIM) reserves following an Ohio Supreme Court decision in late 2003 to limit its 1999 Scott-Pontzer vs. Liberty Mutual decision.

•	The adoption of stock option expensing increased the 2006 combined ratio by 0.5 percentage points.

•	Catastrophe losses contributed 5.5, 4.1 and 5.1 percentage points to the combined ratio in 2006, 2005 and 2004, respectively. Catastrophe losses in 2006 included wind and hail losses in March, April and October, with incurred losses of $37 million, $37 million and $38 million, respectively. Of the almost 13,000 catastrophe claims reported through January 31, 2007, for all catastrophes in 2006, more than 95 percent are already closed. Our field claims representatives’ prompt responses and personal approach reflect positively on our agents, supporting their marketing efforts. The following table shows catastrophe losses incurred, net of reinsurance, for the past three years as well as the effect of loss development on prior period catastrophe events.

The Cincinnati Insurance Companies do not appoint agencies to actively market property casualty insurance in Louisiana, Mississippi or Texas. Our 2005 Hurricane Katrina and Rita losses included losses associated with commercial accounts written by agents in other states to cover locations and vehicles in multiple states, including Louisiana, Mississippi and Texas.

Hurricane Katrina losses also included $18 million of assumed losses. The Cincinnati Insurance Company participates in three assumed reinsurance treaties with two reinsurers that spread the risk of very high catastrophe losses among many insurers. The assumed losses from Hurricane Katrina included $16 million under a treaty with the Munich Re Group to assume 2 percent of property losses between $400 million and $1.2 billion from a single event. Munich Re has reserved its Hurricane Katrina losses above $1.2 billion. In 2006, we reduced our participation in the Munich Re assumed reinsurance treaty to 1 percent as discussed in Item 1A, Risk Factors, Page 20.
2006 10-K Page 41

Catastrophe Losses Incurred

(In millions, net of reinsurance)			Years ended December 31,
			Commercial	Personal
Dates	Cause of loss	Region	lines	lines	Total

2006
Mar. 11-13	Wind, hail	Midwest, Mid-Atlantic	$29	$8	$37
Apr. 2-3	Wind, hail	Midwest	12	5	17
Apr. 6-8	Wind, hail	South	13	24	37
Apr. 13-15	Wind, hail	South	4	6	10
Jun. 18-22	Wind, hail, flood	South	3	2	5
Jul. 19-21	Wind, hail, flood	South	4	1	5
Aug. 23-25	Wind, hail, flood	Midwest	5	2	7
Oct. 2-4	Wind, hail, flood	Midwest	7	31	38
Nov. 30 — Dec. 3	Wind, hail, ice, snow	Midwest, South	4	4	8
Other 2006 catastrophes			7	3	10
Development on 2005 and prior catastrophes			1	0	1

Calendar year incurred total			$89	$86	$175

2005
Jan. 4-6	Wind, ice, snow	Midwest, Mid-Atlantic	$0	$1	$1
May 6-12	Wind, hail	Midwest	4	8	12
Jul. 9-11	Hurricane Dennis	South	5	2	7
Aug. 25-26	Hurricane Katrina	South	36	11	47
Sep. 20-24	Hurricane Rita	South	3	0	3
Oct. 24	Hurricane Wilma	South	13	12	25
Nov. 6	Wind, hail	Midwest	2	9	11
Nov. 15-16	Wind	Midwest, South	2	10	12
Other 2005 catastrophes			0	0	0
Development on 2004 and prior catastrophes			11	(2)	9

Calendar year incurred total			$76	$51	$127

2004
May 17-19	Wind, hail	Midwest, Mid-Atlantic	$1	$9	$10
May 21-27	Wind, hail	Midwest, Mid-Atlantic, South	11	20	31
Jul. 12-14	Wind, hail	Midwest, Mid-Atlantic, South	7	5	12
Aug. 13-14	Hurricane Charley	South	16	10	26
Sep. 3-4	Hurricane Frances	South	4	7	11
Sep. 15-21	Hurricane Jeanne	Mid-Atlantic, South	4	2	6
Sep. 25-29	Hurricane Ivan	Midwest, Mid-Atlantic, South	21	18	39
Dec. 22-25	Wind, ice, snow	Midwest, South	5	8	13
Other 2004 catastrophes			3	2	5
Development on 2003 and prior catastrophes			(1)	(4)	(5)

Calendar year incurred total			$71	$77	$148

The discussions of property casualty insurance segments provide additional detail regarding these factors.
Commercial Lines Insurance Results Of Operations
Overview — Three-year Highlights
     Performance highlights for the commercial lines segment include:
•	Premiums – Although competition in our commercial markets continued to increase, our written premium growth rate increased in 2006, reflecting our agency relationships, strong new business growth, healthy policy retention rates, more accurate risk classification, insurance-to-value initiatives, higher reinsurance treaty retentions and exposure growth due to the healthy economy. These more than offset our deliberate decisions not to write or renew certain business and the loss of some accounts due to competition. In the more competitive pricing environment we have been careful to maintain our underwriting discipline for both renewal and new business. We believe that our written premium growth rate continues to exceed the average for the overall commercial lines industry, which was estimated at 1.0 percent in 2006 after declining 0.4 percent in 2005. Earned premium growth remained relatively steady over the period.

•	Combined ratio – Our commercial lines combined ratio rose to 91.3 percent in 2006 largely because of softer pricing, increasing loss severity, less savings from favorable development on prior period reserves and the adoption of stock option expensing. The combined ratio was very strong in 2005 and 2004. We continue to focus on sound underwriting fundamentals and seek to obtain adequate premiums per policy. A single large loss in 2005 increased the ratio in that year by 1.0 percentage point. We discuss large
2006 10-K Page 42

losses and other factors affecting the combined ratio beginning on Page 44. We discuss the savings from favorable loss reserve development by commercial lines of business on Page 47.

Our commercial lines statutory combined ratio was 90.8 percent in 2006 compared with 87.1 percent in 2005 and 83.7 percent in 2004. By comparison, the estimated industry commercial lines combined ratio was 94.3 percent in 2006, 99.7 percent in 2005 and 102.5 percent in 2004. We believe our results are trending differently than the overall industry because the industry experienced unusually high catastrophe losses in 2004 and 2005 and unusually low catastrophe losses in 2006.
Growth and Profitability
As competition in commercial markets has increased, we have focused on maintaining our pricing discipline for both renewal and new business. Our independent agents continued to report steady pressure on pricing during 2006 and communicated that winning new business and retaining renewals required more pricing flexibility and careful risk selection.
We believe our strong new business growth in 2006 and 2005 primarily was due to the local relationships and efforts of our agents and the field marketing teams that work with them. Our field associates are in our agents’ offices emphasizing the Cincinnati value proposition, calling on prospects with those agents, carefully evaluating risk exposure and working up their best quotes for good accounts.
For our renewal business, our headquarters underwriters talk regularly with agents. Our field teams are available to assist the headquarters underwriters by holding renewal review meetings with agency staff to verify that each commercial account retains the characteristics that caused us to write the business initially. For quality risks, our commercial underwriters are offering policyholders the convenience of policy extensions of one and two additional years. Policy extensions provide:
•	Retention of the terms and conditions that policyholders originally selected, backed by our superior claims service and our A++ rating from A.M. Best Co.

•	Stable rates on some of the shorter-tail coverages within the policies.
We intend to remain a stable market for our agencies’ best business, and believe that our case-by-case approach gives us a clear advantage. Our independent agents, field marketing representatives and headquarters underwriters work together to select risks and respond appropriately to local pricing trends. Historically, they have proven capable of balancing risk and price to achieve growth over the longer term.
Staying abreast of evolving market conditions is a critical function, accomplished in both an informal and a formal manner. Informally, our field marketing representatives and underwriters are in constant receipt of market intelligence from the agencies with which they work. Formally, our commercial lines product management group and field marketing associates complete periodic market surveys to obtain competitive intelligence. This market information helps identify the top competitors by line of business or specialty program and also identifies our market strengths and weaknesses. The analysis encompasses pricing, breadth of coverage and underwriting/eligibility issues.
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
In 2006, strong new business activity, higher policy retention rates and higher premiums per policy led to net written premium growth in all of our commercial lines of business, with commercial auto rising slightly. In 2005, growth largely was driven by higher commercial casualty premiums with commercial auto premiums declining. Commercial auto is one of the first lines to experience pricing pressure because it often represents the largest portion of insurance costs for commercial policyholders. Commercial auto also is one of the larger, annually priced components of our three-year policies.
From 2004 through 2006, we experienced no growth in overall commercial lines policy counts as growth in accounts with premiums above $10,000 offset a decline in the number of smaller accounts. Agency emphasis and technology considerations were the primary reasons for the shift.
For new business, our field marketing associates and agents are working together to select risks and respond appropriately to local pricing trends. New commercial lines business was $324 million in 2006, up from $282 million in both 2005 and 2004.
We discuss growth by commercial lines of business on Page 47.
2006 10-K Page 43

Commercial Lines Results

	Years ended December 31,			2006-2005	2005-2004
(Dollars in millions)	2006	2005	2004	Change %	Change %

Written premiums	$2,442	$2,290	$2,186	6.7	4.7

Earned premiums	$2,402	$2,254	$2,126	6.6	6.0

Loss and loss expenses excluding catastrophes	1,377	1,222	1,083	12.7	12.9
Catastrophe loss and loss expenses	89	76	71	16.6	6.0
Commission expenses	444	438	423	1.4	3.6
Underwriting expenses	268	228	200	17.8	13.5
Policyholder dividends	16	5	11	208.1	(52.3)

Underwriting profit	$208	$285	$338	(27.0)	(15.6)

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	57.3%	54.2%	50.9%
Catastrophe loss and loss expenses	3.7	3.4	3.4

Loss and loss expenses	61.0	57.6	54.3
Commission expenses	18.5	19.5	19.9
Underwriting expenses	11.1	10.1	9.4
Policyholder dividends	0.7	0.2	0.5

Combined ratio	91.3%	87.4%	84.1%

Over the past three years, we have continued to focus on seeking and maintaining adequate premium per exposure as well as pursuing non-pricing means of enhancing longer-term profitability. These have included identifying the exposures we have for each risk and making sure we offer appropriate coverages, terms and conditions and limits of insurance. We continue to adhere to our underwriting guidelines, to re-underwrite books of business with selected agencies and to update policy terms and conditions, where necessary. In addition, we continue to leverage our strong local presence. Our field marketing representatives meet with local agencies to reaffirm agreements on the extent of frontline renewal underwriting they will perform. Loss control, machinery and equipment and field claims representatives continue to conduct on-site inspections. Field claims representatives prepare full risk reports on any account reporting a loss above $100,000 or on any risk of concern. These actions have helped to mitigate rising loss severity.
We describe the significant cost components for the commercial lines segment below.
Loss and Loss Expenses (excluding catastrophe losses)
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. We believe more competitive market conditions and softer pricing contributed to the rise in the loss and loss expense ratio excluding catastrophe losses between 2004 and 2006. In addition, 2005 results include a single large loss that was insufficiently covered through our facultative reinsurance programs, which increased 2005 loss and loss expenses by $22 million, net of reinsurance, or 1.0 percentage points. Savings from favorable loss reserve development moved lower over the three years, which we discuss by commercial lines of business on Page 47.
Re-underwriting our commercial lines book of business in the early 2000s has had a positive impact on loss cost trends such as frequency of loss, resulting in significant savings from favorable reserve development. The favorable development in 2005 and 2004 also was due to a headquarters claims department initiative, begun in 2001, to establish higher initial case reserves on severe injury claims. The higher reserves reflect our experience that juries often ignore significant liability issues in cases involving seriously injured claimants as well as trends in medical cost inflation and life expectancies. These higher initial amounts produce case reserves that reflect our full exposure more accurately. But some claims settle before reaching a jury and some juries make awards that are less than the “worst-case” scenario.
Another factor in the rise in the loss and loss expense ratio excluding catastrophe losses in 2006 was increasing loss severity, reflected primarily by an increase in new losses and case reserve increases greater than $250,000. In total, commercial lines new losses and reserve increases greater than $250,000 rose to 21.3 percent of annual earned premiums in 2006 from 16.8 percent in 2005 and 14.9 percent in 2004. Those amounts included an increase in new losses greater than $1 million. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe loss severity generally is rising, but we cannot predict the magnitude of future increases. Severe injury was frequently the cause for new losses greater than $1 million. We continue to analyze factors that could be contributing to a rise in severe injuries.

2006 10-K Page 44

Commercial Lines Losses by Size

	Years ended December 31,			2006-2005	2005-2004
(Dollars in millions)	2006	2005	2004	Change %	Change %

Losses $1 million or more	$180	$124	$80	45.3	54.3
Losses $250 thousand to $1 million	139	105	103	32.3	1.2
Development and case reserve increases of $250 thousand or more	193	149	133	29.5	12.7
Other losses excluding catastrophes	561	596	536	(5.7)	11.1

Total losses incurred excluding catastrophe losses	1,073	974	852	10.3	14.2
Catastrophe losses	89	76	71	16.6	6.0

Total losses incurred	$1,162	$1,050	$923	10.7	13.6

Ratios as a percent of earned premiums:
Losses $1 million or more	7.5%	5.5%	3.8%
Losses $250 thousand to $1 million	5.8	4.7	4.9
Development and case reserve increases of $250 thousand or more	8.0	6.6	6.2
Other losses excluding catastrophes	23.4	26.4	25.1

Loss ratio excluding catastrophe losses	44.7	43.2	40.0
Catastrophe losses	3.7	3.4	3.4

Total loss ratio	48.4%	46.6%	43.4%

Catastrophe Loss and Loss Expenses
Commercial lines catastrophe losses have been relatively stable as a percentage of net earned premiums over the past three years.
Commission Expenses
Commercial lines commission expense as a percent of earned premium declined by 1.0 and 0.4 percentage points in 2006 and 2005, respectively, primarily due to lower profit-sharing commissions on lower overall underwriting profits. Profit-sharing, or contingent, commissions are calculated on the profitability of an agency’s aggregate book of business, taking into account longer-term profit, with a percentage for prompt payment of premiums and other criteria, and reward the agencies’ efforts. These profit-based commissions generally fluctuate with our loss and loss expenses.
A refinement and subsequent release of a contingent commission over accrual from 2004 in the first three months of 2005 was responsible for 0.3 percentage points of the decline in 2005. The refinement reflected the use of final 2004 financial data to calculate the contingent commissions paid in 2005. Our 2006 contingent commission accrual reflected our estimate of the profit-sharing commissions that will be paid to our agencies in early 2007.
Underwriting Expenses
Non-commission underwriting expenses rose to 11.1 percent of earned premiums in 2006 from 10.1 percent in 2005 and 9.4 percent in 2004. We continue to invest in our associates and technology, which is contributing to an increase in other underwriting expenses. Higher technology expense contributed 0.3 and 0.1 percentage points to the increase in 2006 and 2005. Higher staffing expense contributed 0.9 percentage points to the increase in 2006, with stock option expense accounting for 0.5 percentage points of that amount.
Policyholder Dividends
Policyholder dividend expense was 0.7 percent of earned premium in 2006 compared with 0.2 percent in 2005 and 0.5 percent in 2004. The increase in 2006 was a result of higher paid dividends and increased accrual for future dividends. The increased accrual reflects the improved profitability of workers’ compensation policies with respect to recent policy years.
Line of Business Analysis
Approximately 95 percent of our commercial lines premiums relate to accounts with coverages from more than one of our business lines. As a result, we believe that commercial lines is best measured and evaluated on a segment basis. However, we provide the line of business data to summarize growth and profitability trends separately for our business lines.

2006 10-K Page 45

	Years ended December 31,			2006-2005	2005-2004
(Dollars in millions)	2006	2005	2004	Change %	Change %

Commercial casualty:
Written premiums	$838	$779	$708	7.7	10.0
Earned premiums	831	759	686	9.5	10.7
Loss and loss expenses incurred	440	302	321	45.8	(5.9)
Loss and loss expense ratio	53.0%	39.8%	46.8%
Loss and loss expense ratio excluding catastrophes	53.0	39.8	46.8
Commercial property:
Written premiums	$505	$476	$455	6.1	4.5
Earned premiums	491	467	440	5.1	6.0
Loss and loss expenses incurred	282	300	240	(5.9)	24.9
Loss and loss expense ratio	57.5%	64.2%	54.5%
Loss and loss expense ratio excluding catastrophes	43.6	49.3	42.1
Commercial auto:
Written premiums	$450	$448	$458	0.3	(2.2)
Earned premiums	453	457	450	(0.9)	1.5
Loss and loss expenses incurred	278	274	236	1.5	16.3
Loss and loss expense ratio	61.5%	60.1%	52.4%
Loss and loss expense ratio excluding catastrophes	60.6	60.0	52.1
Workers’ compensation:
Written premiums	$379	$338	$320	12.1	5.4
Earned premiums	366	328	313	11.4	5.1
Loss and loss expenses incurred	313	299	251	4.7	18.9
Loss and loss expense ratio	85.4%	90.9%	80.3%
Loss and loss expense ratio excluding catastrophes	85.4	90.9	80.3
Specialty packages:
Written premiums	$144	$138	$135	4.6	2.1
Earned premiums	141	137	133	3.2	2.5
Loss and loss expenses incurred	94	92	80	2.1	14.6
Loss and loss expense ratio	66.3%	67.0%	59.9%
Loss and loss expense ratio excluding catastrophes	54.9	61.8	47.4
Surety and executive risk:
Written premiums	$97	$85	$85	15.3	(0.1)
Earned premiums	93	80	80	16.3	(0.8)
Loss and loss expenses incurred	47	27	21	72.2	27.9
Loss and loss expense ratio	50.7%	34.2%	26.6%
Loss and loss expense ratio excluding catastrophes	50.7	34.2	26.6
Machinery and equipment:
Written premiums	$29	$26	$25	8.7	6.8
Earned premiums	27	26	24	5.8	8.0
Loss and loss expenses incurred	12	6	5	98.7	17.1
Loss and loss expense ratio	42.0%	22.4%	20.6%
Loss and loss expense ratio excluding catastrophes	41.6	22.5	20.2
The accident year loss data provides current estimates of incurred loss and loss expenses for the past three accident years. Accident year data classifies losses according to the year in which the corresponding loss event occurred, regardless of when the losses are actually reported, booked or paid.

	Accident Year
(Dollars in millions)	2006	2005	2004

Loss and loss expenses incurred:
Commercial casualty	$540	$420	$359
Commercial property	278	300	261
Commercial auto	300	281	269
Workers’ compensation	303	254	250
Specialty packages	91	80	82
Surety and executive risk	41	39	29
Machinery and equipment	11	7	4

Loss and loss expenses ratio:
Commercial casualty	64.9%	55.4%	52.4%
Commercial property	56.6	64.2	59.3
Commercial auto	66.1	61.4	59.8
Workers’ compensation	82.8	77.4	79.8
Specialty packages	64.7	58.6	61.2
Surety and executive risk	44.4	48.3	36.2
Machinery and equipment	39.2	28.6	18.6
Over the past three years, results for the business lines within the commercial lines segment have reflected our emphasis on underwriting and obtaining adequate pricing for covered risks, as discussed above.

2006 10-K Page 46

Commercial Casualty
Commercial casualty is our largest business line. Commercial casualty net written premium growth slowed in 2006, but remained above the overall growth rate for commercial lines. While casualty pricing continues to become more competitive, new business is strong. We also are seeing a boost from the healthy business economy over the past several years as well as related exposure growth.
The commercial casualty loss and loss expense ratio rose in 2006 after improving in 2005, but remained within the range we consider appropriate. In each of the last three calendar years, activity in the reserves for prior period losses has been the primary reason for the fluctuations in the loss and loss expense ratio.
•	2006 – Favorable development lowered the loss and loss expense ratio by 12.0 percentage points.

•	2005 – Favorable development lowered the loss and loss expense ratio by 22.5 percentage points.

•	2004 – Favorable development lowered the loss and loss expense ratio by 20.0 percentage points.
Over the three years, flat commercial umbrella loss costs helped produce savings through favorable development on prior period reserves. Factors that contributed to the flat loss cost trend included commercial lines re-underwriting efforts, Ohio judicial decisions regarding underinsured/uninsured motorist claims and a claims mediation process that promoted earlier liability settlement resolution, which also contributed to lower loss cost trends for our other general liability coverages. Once these commercial lines and claims initiatives are fully implemented, loss cost trends could be expected to return to normal levels.
Another factor that helped produce savings through favorable development was the headquarters claims department initiative to establish higher initial case reserves on serious injury claims. The higher reserves reflect our experience indicating the likelihood that juries would ignore significant liability issues in cases involving seriously injured claimants as well as trends in medical cost inflation and life expectancies.
In large part because this business line also includes umbrella coverages, the accident year loss and loss expense ratio can fluctuate significantly on a year-over-year basis.
Commercial Property
Commercial property is our second largest business line. Commercial property net written premiums rose in 2006 and 2005. The primary reason for the more rapid growth in 2006 was a $5 million ceded reinsurance reinstatement premium in 2005 to restore affected layers of our property catastrophe reinsurance program following Hurricane Katrina. This added 1.2 percentage points to the 2006 growth rate.
The commercial property loss and loss expense ratio excluding catastrophe losses improved in 2006 after rising in 2005 and remained within the range we consider appropriate. In each of the last three calendar years, activity in the reserves for prior period losses contributed to the changes in the loss and loss expense ratio.
•	2006 – Reserve strengthening raised the loss and loss expense ratio by 0.9 percentage points.

•	2005 – Reserve strengthening raised the loss and loss expense ratio by 3.5 percentage points.

•	2004 – Reserve strengthening raised the loss and loss expense ratio by 0.3 percentage points.
In addition, the large loss discussed on Page 42 added 5.0 percentage points to the 2005 ratio.
Commercial Auto
Commercial auto net written premiums rose slightly in 2006 after declining 2.2 percent in 2005. We are beginning to see the impact of the downward pressure on pricing on underwriting results. Commercial auto is one of the business lines that we renew and price annually, so market trends may be reflected here more quickly than in other lines. Commercial auto also is generally one of the larger components of the typical package.
As a result of our underwriting activities and moderating industrywide severity and frequency trends, the loss and loss expense ratio for commercial auto remained at an acceptable level in 2006 and 2005 despite increasing due to pricing pressures. The increase in the loss and loss expense ratio in 2006 also reflected a 2.9 percentage point rise in the ratio of $1 million plus losses to commercial auto earned premiums.
In each of the last three calendar years, favorable development on prior period losses, due to commercial lines re-underwriting efforts and favorable frequency and severity trends, contributed to the changes in the loss and loss expense ratio.
•	2006 – Favorable development lowered the loss and loss expense ratio by 4.6 percentage points.
•	2005 – Favorable development lowered the loss and loss expense ratio by 5.0 percentage points.
•	2004 – Favorable development lowered the loss and loss expense ratio by 10.5 percentage points, including 4.6 percentage points due to the release of UM/UIM reserves.

2006 10-K Page 47

Workers’ Compensation
In 2006 and 2005, workers’ compensation written premiums rose more rapidly than our total commercial lines written premiums. Workers’ compensation premiums are benefiting from the healthy business economy and related payroll growth. Premiums also are benefiting from initiatives to modestly expand our workers’ compensation business in selected states. We cannot offer workers’ compensation coverage in Ohio, our highest volume state, because it is provided solely by the state instead of private insurers.
We pay a lower commission rate on workers’ compensation business, which means this line has a higher loss and loss expense breakeven point than our other commercial business lines.
The workers’ compensation loss and loss expense ratio rose in 2005 after remaining steady for several years and remained above our target levels in 2006. The 2005 rise largely was due to a higher level of reserve strengthening for older accident years. The ratio remained above our target level in 2006 because of modest reserve strengthening and seven new losses greater than $1 million, primarily in the second half of the year. The seven losses in 2006 totaled $18 million and added 4.9 percentage points to the workers’ compensation loss and loss expense ratio. There was only one similarly sized loss, for $1.6 million, in 2005 and none in 2004.
Our philosophy is to establish case reserves when we learn of a loss to reflect our best estimate of ultimate payouts. The higher initial reserves established in 2006 for newly reported claims demonstrate our commitment to applying our claims reserving philosophy to this business line.
In 2006, we also reviewed each of our established workers’ compensation case reserves above $100,000 in light of current trends in medical cost inflation and estimated payout periods. The review led to the allocation of approximately $60 million to case reserves held for specific claims from accident years going back as much as 20 years. Reductions to IBNR reserves offset approximately $44 million of those reserve increases. We had raised workers’ compensation IBNR reserves in 2005, in light of the trends identified in the workers’ compensation market. However, small shifts in medical cost inflation and payout periods could have a significant effect on our potential future liability compared with our current projections.
Activity in the reserves for prior period losses in the past three years included:
•	2006 – Reserve strengthening raised the loss and loss expense ratio by 2.6 percentage points, as discussed above.
•	2005 – Reserve strengthening raised the loss and loss expense ratio by 12.9 percentage points. The reserve strengthening primarily was due to medical cost inflation and longer estimated payout periods compared with our original projections.
•	2004 – Reserve strengthening raised the loss and loss expense ratio by 4.9 percentage points, which also was due to medical cost inflation.
Specialty Packages
Specialty packages net written premiums rose in 2006 and 2005. The rollout we have begun of our commercial lines policy processing system should help us meet changing agency needs and address pricing, technology and service systems other carriers have introduced for similar products in recent years.
The loss and loss expense ratio excluding catastrophe losses improved in 2006 after rising in 2005, but remained within the range we consider appropriate. In each of the last three calendar years, activity in the reserves for prior period losses contributed to the fluctuations in the loss and loss expense ratio.
•	2006 – Reserve strengthening raised the loss and loss expense ratio by 1.6 percentage points.

•	2005 – Reserve strengthening raised the loss and loss expense ratio by 10.9 percentage points.

•	2004 – Reserve strengthening raised the loss and loss expense ratio by 3.7 percentage points.
Surety and Executive Risk
Surety and executive risk net written premiums rose in 2006 and were unchanged in 2005. Healthy economic activity drove the 2006 growth.
The loss and loss expense ratio rose in 2006 and 2005; however, surety and executive risk losses can fluctuate significantly, and we do not believe that the increases indicate any new trend or risk.
Director and officer liability coverage accounted for 59.0 percent of surety and executive risk premiums in 2006 compared with 61.7 percent in 2005 and 65.7 percent in 2004. Our director and officer liability policies are offered primarily to nonprofit organizations, reducing the risk associated with this line of business. As of December 31, 2006, two of our in-force director and officer liability policies covered Fortune 500 companies, 36 covered publicly traded companies (excluding banks and savings and loans) and 57 covered banks and savings and loans with more than $500 million in assets.

2006 10-K Page 48

In each of the last three calendar years, activity in the reserves for prior period losses contributed to the changes in the loss and loss expense ratio.
•	2006 – Reserve strengthening raised the loss and loss expense ratio by 21.1 percentage points due to case reserves additions for director and officer liability claims.
•	2005 – Favorable development lowered the loss and loss expense ratio by 5.4 percentage points.
•	2004 – Favorable development lowered the loss and loss expense ratio by 9.3 percentage points.
Machinery and Equipment
Machinery and equipment net written premiums rose in 2006 and 2005. Marketing by machinery and equipment and field marketing representatives contributed to the 2006 growth.
The loss and loss expense ratio rose in 2006; however, machinery and equipment losses can fluctuate significantly, and we do not believe that the increase indicates any new trend or risk.
In each of the last three calendar years, activity in the reserves for prior period losses contributed to the changes in the loss and loss expense ratio.
•	2006 – Reserve strengthening raised the loss and loss expense ratio by 0.8 percentage points.

•	2005 – Favorable development lowered the loss and loss expense ratio by 3.7 percentage points.

•	2004 – Favorable development lowered the loss and loss expense ratio by 1.3 percentage points.
Commercial Lines Insurance Outlook
Industrywide commercial lines written premiums are expected to decline approximately 1.0 percent in 2007. During 2006, agents again reported that renewal pricing pressure had risen and new business pricing was requiring even more flexibility and more careful risk selection. During 2006, we continued to need to use credits more frequently to retain renewals of quality business – the larger the account, the higher the credits, with variations by geographic region and class of business. By year-end 2006, our field marketing representatives reported pricing down about 10 percent to 15 percent on average to write the same piece of new business we would have quoted in 2005. By comparison, 5 percent to 10 percent rate declines seem to be typical for renewal business.
We intend to continue to market our products to a broad range of business classes, price our products adequately and take a package approach. We intend to maintain our underwriting selectivity and carefully manage our rate levels as well as our programs that seek to accurately match exposures with appropriate premiums. We will continue to evaluate each risk individually and to make decisions regarding rates, the use of three-year commercial policies and other policy terms on a case-by-case basis, even in lines and classes of business that are under competitive pressure. New marketing territories created over the past several years and new agency appointments will contribute to commercial lines growth.
We believe our approach should allow us to continue to underwrite commercial lines business profitably in 2007, but we do not believe favorable reserve development will contribute to underwriting profits as much in 2007 as in the past three years. In addition, underwriting expenses are rising. We discuss our overall outlook for our property casualty insurance operations in Measuring Our Success in 2007 and Beyond, Page 34.
Personal Lines Insurance Results of Operations
Overview — Three-year Highlights
Performance highlights for the personal lines segment include:
•	Premiums – As competition in our personal lines markets continued to increase and we continued to work to generate consistent profitability in our personal lines market, our written premiums declined again in 2006, reflecting lower new business and policy retention rates through the first half of the year and lower pricing in the second half of the year. Industry average written premium growth was estimated at 2.0 percent for 2006, 3.7 percent for 2005 and 6.6 percent for 2004.

Personal lines new business premiums written directly by agencies increased 1.6 percent to $33 million in 2006 after declining 33.9 percent to $32 million in 2005 and 19.9 percent to $48 million in 2004.

•	Combined ratio – After improving substantially in 2005, the combined ratio increased in 2006 due to higher catastrophe losses, less savings from favorable development on prior period reserves, an increase in loss severity and higher expenses. Lower earned premiums exacerbated the year-over-year comparisons. Our personal lines statutory combined ratio was 103.6 percent in 2006 compared with 94.3 percent in 2005 and 104.6 percent in 2004. By comparison, the estimated industry personal lines combined ratio was 92.0 percent in 2006, 97.6 percent in 2005 and 94.9 percent in 2004. We believe our results are trending differently than the overall industry because of the competitive and pricing factors discussed below.

2006 10-K Page 49

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
In late 2004, price competition returned to the personal lines market as insurers leveraged the higher profitability and stronger financial positions that were the outcome of industrywide increases in homeowner rates and stricter enforcement of underwriting standards between 2000 and 2003.
When price competition emerged in 2004, we were in the early stages of a program to improve profitability for our homeowner line by raising rates and making changes to our policy terms and conditions. We raised our personal lines rates in some territories too high to allow our agents to market the benefits of a Cincinnati policy, leading to declines in our policy retention rates and lower new business levels between 2002 and 2005.
We opted to delay certain rate changes to address the competitive situation until mid-2005 because we felt it was more important to fully commit our programming resources to completing necessary modifications and upgrades to our then-new Diamond policy processing system. During that time period, other carriers began making more aggressive use of segmented pricing models, offering lower rates for higher quality accounts.
When some important system modifications were completed in mid-2005, we began filing rate and credit changes to better position our products in the market, but written premiums, new business and retention rates continued to decline.
During the 2003 to 2005 period, we also were introducing Diamond in our higher volume states, which may have contributed to lower growth rates. The focus required by our agencies to convert to our newer technology and make the necessary adaptations to their work flows may have diverted their resources from new business efforts. Diamond gives agencies additional choices to consider for their business operations and for policyholders. Agents are growing more familiar with the new options and work flow, and many now are seeing benefits from efficiencies as they renew business through the system.
During 2005 and 2006, we increased the system’s processing power and availability and offered additional functionality requested by agency staff. For example, we began offering convenient account billing to direct bill customers, invoicing for multiple policies at one time, and electronic funds transfer, which accommodates new monthly payment plans. We continue to respond to agency requests for enhancements as we prepare Diamond for additional states.
In mid-2006, we introduced a limited program of policy credits to incorporate insurance scores into homeowner and personal auto pricing. These were intended to improve our ability to compete for our agents’ highest quality personal lines accounts, increasing the opportunity for our agents to market the advantages of our personal lines products and services to their clients.
The policy credits contributed to increases in new business for both personal auto and homeowner for the first time in several years. The new credit structure also led to improved retention of current business. However, new business did not rise sufficiently to offset the lower prices that our current personal lines policyholders received at renewal with these policy credits. As a result, total net written premiums continued to decline in the second half of 2006. To build on the new business and retention trends of the second half of 2006, we will need to monitor the competitiveness of our personal auto and homeowner rates on an ongoing basis and make refinements as necessary.
Strategies to accelerate our personal lines growth are discussed in Personal Lines Outlook, Page 54. We discuss premium trends by personal lines of business on Page 53.

2006 10-K Page 50

Personal Lines Results

	Years ended December 31,			2006-2005	2005-2004
(Dollars in millions)	2006	2005	2004	Change %	Change %

Written premiums	$736	$786	$811	(6.4)	(3.0)

Earned premiums	$762	$804	$793	(5.3)	1.4

Loss and loss expenses excluding catastrophes	456	463	522	(1.5)	(11.3)
Catastrophe loss and loss expenses	86	51	77	69.8	(34.2)
Commission expenses	152	154	160	(1.6)	(3.6)
Underwriting expenses	95	91	74	4.2	24.0

Underwriting profit (loss)	$(27)	$45	$(40)	(160.0)	214.0

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	59.9%	57.6%	65.9%
Catastrophe loss and loss expenses	11.3	6.3	9.7

Loss and loss expenses	71.2	63.9	75.6
Commission expenses	19.9	19.2	20.1
Underwriting expenses	12.5	11.3	9.3

Combined ratio	103.6%	94.4%	105.0%

In 2006, we did not achieve the profit levels we had hoped to realize, following the improvement of the personal lines combined ratio in 2005. Instead, higher catastrophe losses and other factors caused the 2006 combined ratio to rise.
We describe the significant cost components for the personal lines segment below.
Loss and Loss Expenses (excluding catastrophe losses)
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. The change in the loss and loss expense ratio excluding catastrophe losses between 2004 and 2006 largely was due to pricing and loss cost trends. Increased loss severity was seen primarily in higher new losses and case reserve increases greater than $250,000. In total, personal lines new losses and case reserve increases greater than $250,000 were 11.1 percent of annual earned premiums in 2006 compared with 8.2 percent in 2005 and 10.2 percent in 2004. Personal lines new losses and case reserve increases declined as a percent of earned premiums in 2005, in part because of higher rates per exposure. Our analysis indicated no unexpected concentration of these losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In 2006, homeowner fires, which spiked in the third quarter, were the most frequent cause for new losses greater than $1 million. We believe loss severity generally is rising, but we cannot predict the magnitude of future increases.
Savings from favorable loss reserve development moved lower over the three years, which we discuss by personal lines of business on Page 53.
Personal Lines Losses by Size

	Years ended December 31,			2006-2005	2005-2004
(Dollars in millions)	2006	2005	2004	Change %	Change %

Losses $1 million or more	$23	$13	$17	79.1	(26.0)
Losses $250 thousand to $1 million	39	34	43	14.5	(19.9)
Development and case reserve increases of $250 thousand or more	22	19	21	16.8	(7.7)
Other losses excluding catastrophes	309	339	371	(8.9)	(8.5)

Total losses incurred excluding catastrophe losses	393	405	452	(3.0)	(10.2)
Catastrophe losses	86	51	77	69.8	(34.2)

Total losses incurred	$479	$456	$529	5.1	(13.7)

Ratios as a percent of earned premiums:
Losses $1 million or more	3.0%	1.5%	2.2%
Losses $250 thousand to $1 million	5.2	4.3	5.4
Development and case reserve increases of $250 thousand or more	2.9	2.4	2.6
Other losses excluding catastrophes	40.5	42.2	46.8

Loss ratio excluding catastrophe losses	51.6	50.4	57.0
Catastrophe losses	11.3	6.3	9.7

Total loss ratio	62.9%	56.7%	66.7%

Catastrophe Loss and Loss Expenses
Personal lines catastrophe losses, net of reinsurance and before taxes, contributed 5 percentage points more to the combined ratio in 2006 because of an increase of $35 million in incurred catastrophe losses and lower earned premium. The majority of these losses related to wind and hail from storms in Indiana and Ohio.

2006 10-K Page 51

Commission Expenses
Personal lines commission expense as a percent of earned premium rose by 0.7 percentage points in 2006 after declining by 0.9 percentage points in 2005. The 2006 change was primarily due to higher profit-sharing commissions resulting from accrual and allocation adjustments. Profit-sharing, or contingent, commissions are calculated on the profitability of an agency’s aggregate book of business, taking into account longer-term profit, with a percentage for prompt payment of premiums and other criteria, and reward the agencies’ efforts. These profit-based commissions generally fluctuate with our loss and loss expenses.
A refinement and subsequent release of a contingent commission over accrual from 2004 in the first three months of 2005 was responsible for 0.2 percentage points of the decline in 2005. The refinement reflected the use of final 2004 financial data to calculate the contingent commissions paid in 2005. Our 2006 contingent commission accrual reflected our estimate of the profit-sharing commissions that will be paid to our agencies in early 2007.
Underwriting Expenses
Non-commission underwriting expenses increased 1.2 percentage points in 2006 and 2.0 percentage points in 2005. We continue to invest in our associates and technology, which is contributing to an increase in non-commission underwriting expenses. Higher technology expense contributed 0.8 and 0.5 percentage points to the increase in 2006 and 2005. Higher staffing expense contributed 0.8 to the increase in 2006, with stock option expense accounting for 0.5 percentage points of that amount. Increases in those amounts in 2006 were offset partially by savings in taxes, licenses and fees. The increase in 2005 reflected an unfavorable deferred acquisition cost comparison of 1.0 percentage points due to premium declines.
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

	Years ended December 31,			2006-2005	2005-2004
(Dollars in millions)	2006	2005	2004	Change %	Change %

Personal auto:
Written premiums	$359	$409	$453	(12.4)	(9.6)
Earned premiums	385	433	451	(11.2)	(4.0)
Loss and loss expenses incurred	250	259	298	(3.5)	(13.0)
Loss and loss expense ratio	65.0%	59.9%	66.1%
Loss and loss expense ratio excluding catastrophes	62.2	59.3	65.1
Homeowner:
Written premiums	$290	$288	$270	0.7	6.7
Earned premiums	289	282	256	2.3	10.4
Loss and loss expenses incurred	240	213	247	12.4	(13.4)
Loss and loss expense ratio	83.0%	75.5%	96.3%
Loss and loss expense ratio excluding catastrophes	59.3	58.6	69.0
Other personal:
Written premiums	$87	$89	$88	(2.0)	1.3
Earned premiums	88	89	86	(1.1)	3.4
Loss and loss expenses incurred	52	40	55	31.6	(27.6)
Loss and loss expense ratio	59.4%	44.6%	63.7%
Loss and loss expense ratio excluding catastrophes	52.0	41.6	60.0
The accident year loss data provides current estimates of incurred loss and loss expenses for the past three accident years. Accident year data classifies losses according to the year in which the corresponding loss event occurred, regardless of when the losses are actually reported, booked or paid.

	Accident year
(Dollars in millions)	2006	2005	2004

Loss and loss expenses incurred:
Personal Auto	$248	$272	$303
Homeowner	235	219	255
Other Personal	77	58	64

Loss and loss expenses ratio:
Personal Auto	64.5%	62.8%	67.3%
Homeowner	81.5	77.6	99.6
Other Personal	88.0	65.4	74.4

2006 10-K Page 52

Personal Auto
Written and earned premiums for the personal auto line declined in 2006 and 2005. As noted above, the decline primarily was due to price competition in some states and territories, which resulted in lower policy renewal retention and significantly lower new business levels through mid-2006. We continue to monitor and modify selected rates and credits to address our competitive position.
The loss and loss expense ratio for personal auto has remained satisfactory. For selected agencies, we use re-underwriting programs to review and to strengthen underwriting standards, such as requiring motor vehicle reports for insured drivers. We work with agencies to develop strategies to increase the company’s penetration of the agency’s personal lines business. The rise in the ratio in 2006 was due to price reductions.
In each of the last three calendar years, activity in the reserves for prior period losses contributed to the changes in the loss and loss expense ratio.
•	2006 — Reserve strengthening raised the loss and loss expense ratio by 0.6 percentage points.

•	2005 — Favorable development lowered the loss and loss expense ratio by 1.9 percentage points.

•	2004 — Reserve strengthening raised the loss and loss expense ratio by 0.2 percentage points.
Homeowner
The growth rate of written and earned premiums for the homeowner line slowed over the three-year period. As discussed above, until mid-2006, the benefit of rate increases in 2004 and 2005 was being increasingly offset by lower policy renewal retention rates and significantly lower new business levels. Earned premiums rose more rapidly because of the benefit of higher written premium growth in earlier periods.
We began a strategic shift in 2004 to a more conventional one-year homeowner policy term from our traditional three-year policy term. We are transitioning to one-year policies in conjunction with the state-by-state deployment of Diamond, our personal lines policy processing system. One-year policies allow us to modify rates, terms and conditions more promptly in response to market changes. At year-end 2006, approximately 85 percent of all homeowner policies had been converted to a one-year term, up from approximately 56 percent at year-end 2005. We are continuing to renew homeowner policies for three-year terms in five states that currently account for less than 1 percent of total personal lines premiums.
The loss and loss expense ratio for the homeowner line excluding catastrophe losses rose in 2006 after improving in 2005. The increase in 2006 reflected a higher contribution from large losses. In each of the last three calendar years, activity in the reserves for prior period losses also contributed to the changes in the loss and loss expense ratio.
•	2006 — Reserve strengthening raised the loss and loss expense ratio by 1.5 percentage points.

•	2005 — Favorable development lowered the loss and loss expense ratio by 0.4 percentage points.

•	2004 — Favorable development lowered the loss and loss expense ratio by 2.7 percentage points.
We continue to seek to improve homeowner results so that this line achieves profitability. Since we generally do not allocate non-commission expenses to individual business lines, to measure homeowner profitability, we now assume total commission and underwriting expenses would contribute approximately 33 percentage points to our homeowner combined ratio, up from a 32 percent assumption in prior years. Lower levels of premium growth affected our ability to attain our expense ratio target in 2006 and may continue to do so in the future.
We also assume catastrophe losses as a percent of homeowner earned premium would be in the range of 17 percent. Over the past three years, catastrophe losses have averaged 22.2 percent of homeowner earned premiums. We did not change our catastrophe loss assumption because the geographic concentration of these losses has been unusual in the past three years.
We had hoped that by 2007 the full benefit of our pricing and underwriting actions would be reflected in homeowner results and this line would be approaching breakeven. Pricing changes enacted in mid-2006, however, have slowed our progress toward overall homeowner profitability.
Other Personal
Other personal written premiums were down slightly in 2006 after rising slightly in 2005. Lower retention and new business for homeowner and personal auto during 2005 and the first half of 2006 contributed to the decline, since most of our other personal coverages are endorsed to homeowner or auto policies.
The loss and loss expense ratio for other personal rose in 2006 due to higher personal umbrella and dwelling fire losses in the second quarter. Personal umbrella losses can fluctuate significantly, and we do not believe that the increase indicated any new trend or risk. In each of the last three calendar years, activity in the reserves for prior period losses also contributed to the changes in the loss and loss expense ratio.
•	2006 — Favorable development lowered the loss and loss expense ratio by 28.6 percentage points.

•	2005 — Favorable development lowered the loss and loss expense ratio by 28.7 percentage points.

2006 10-K Page 53

•	2004 — Favorable development lowered the loss and loss expense ratio by 18.9 percentage points.
Personal Lines Insurance Outlook
Industry experts currently anticipate industrywide personal lines written premiums will rise approximately 1.2 percent in 2007. While the rise in new business levels and policy retention rates in the second half of 2006 are positive indications for our personal lines business, we believe our growth rate will be below that of the industry in 2007.
We are pursuing a number of strategies in our personal lines business to achieve our long-term objectives for this segment:
•	Competitive rates —In mid-2006, we introduced insurance scores into our program of policy credits for homeowner and personal auto pricing. That action led to the increased new business for both personal auto and homeowners in the second half of 2006. It also led to improved retention of current business. While these pricing refinements have reduced premiums per policy, we believe they present an opportunity to attract our agents’ more quality conscious clientele.

•	Policy characteristics — In keeping with industry practices, most of our homeowner products no longer automatically provide guaranteed full replacement cost coverage in our basic policies. We add specific charges for some optional coverages previously included at no charge, such as limited replacement cost and water damage coverages. Policyholders who need the water damage protection now can select the amount of coverage that meets their needs. However, these changes and our transition to one-year homeowner policies have diminished some of the factors that distinguished our products.

•	Diamond introduction —The Diamond system is in use by agencies writing approximately 90 percent of personal lines premium volume. We believe the system ultimately will make it easier for agents to place personal auto, homeowner and other personal lines business with us, while greatly increasing policy-issuance and policy-renewal efficiencies and providing direct-bill capabilities. Agents using Diamond chose direct bill for 47 percent and headquarters printing for 81 percent of policy transactions in 2006.

•	New agencies — The availability of Diamond should help us increase the number of agencies that offer our personal lines products, which also should contribute to personal lines growth and geographic diversity. We currently market both homeowner and personal auto insurance products through 772 of our 1,289 reporting agency locations in 22 of the 32 states where we market commercial lines insurance. We market homeowner products through 22 locations in three additional states (Maryland, North Carolina and West Virginia).

During 2007, we hope to add personal lines for 30 to 35 agency locations in the 13 states in which Diamond is in use that currently market only our commercial lines products. During 2007, our field teams and personal lines associates are contacting these agencies to re-introduce them to our personal lines product line and technology. Expanding into these agencies would provide additional sources of premiums and help geographically diversify our personal lines portfolio.
We identify several other factors that may affect the personal lines combined ratio in 2007 and beyond. Personal lines underwriters continue to focus on insurance-to-value initiatives to verify that policyholders are buying the correct level of coverage for the value of the insured risk, and we are carefully maintaining underwriting standards. However, if premiums decline more than we expect, the personal lines expense ratio may be higher than the 2006 level, because some of our costs are relatively fixed, such as our planned investments in technology. We discuss our overall outlook for the property casualty insurance operations in Measuring Our Success in 2007 and Beyond, Page 34.
Life Insurance Results of Operations
Overview — Three-year Highlights
Performance highlights for the life insurance segment include:
•	Revenues — Revenue growth has accelerated over the past three years as gross in-force policy face amounts increased to $56.971 billion at year-end 2006 from $51.493 billion at year-end 2005 and $44.921 billion at year-end 2004.

•	Profitability — The life insurance segment reports a small GAAP loss because its investment income is included in investment segment results, except investment income credited to contract holders (interest assumed in life insurance policy reserve calculations). The segment operating profit declined in 2006 after improving in 2005 due to:
o	Higher mortality expenses compared with the year-earlier periods principally due to growth in life insurance in force. Mortality experience remained within pricing guidelines.

o	Adoption of stock option expensing, which added approximately $1 million to 2006 other operating expenses.

2006 10-K Page 54

At the same time, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. For that reason, we also evaluate GAAP data, including all investment activities on life insurance-related assets, which grew 32.6 percent in 2006 to $63 million and 23.8 percent in 2005 to $47 million. The life insurance company portfolio had pretax realized investment gains of $45 million in 2006 compared with $17 million in 2005 and $9 million in 2004.
Life Insurance Results

(In millions)	Years ended December 31,			2006-2005	2005-2004
	2006	2005	2004	Change %	Change %

Written premiums	$161	$205	$193	(21.3)	6.5

Earned premiums	$115	$106	$101	7.9	5.7
Separate account investment management fees	3	4	3	(0.3)	18.5

Total revenues	118	110	104	7.6	6.0

Contract holders benefits incurred	122	102	95	20.1	7.2
Investment interest credited to contract holders	(54)	(51)	(46)	5.7	12.9
Operating expenses incurred	51	52	53	(1.8)	(0.3)

Total benefits and expenses	119	103	102	16.1	0.8

Life insurance segment profit (loss)	$(1)	$7	$2	(115.4)	334.2

Growth
We offer term, whole life and universal life products, fixed annuities and disability income products.
Total statutory life insurance net written premiums were $161 million in 2006 compared with $205 million in 2005 and $193 million in 2004. Total statutory written premiums for life insurance operations for all periods include life insurance, annuity and accident and health premiums. The change primarily was due to:
•	Statutory written premiums for term and other life insurance products rose 12.7 percent to $127 million for 2006 and declined 4.2 percent to $113 million for 2005.

•	Statutory written annuity premiums declined $58 million in 2006 and increased $18 million in 2005. Since late 2005, we have de-emphasized annuities because of an unfavorable interest rate environment.
Fee income from universal life products declined 14.9 percent to $23 million in 2006 and rose 2.7 percent in 2005 to $27 million. Separate account investment management fee income contributed $3 million, $4 million and $3 million to total revenues in 2006, 2005 and 2004.
In 2006, our life insurance segment experienced a 0.3 percent rise in life applications submitted and a 10.6 percent increase in gross face amounts issued, primarily due to continued strong sales of term insurance marketed through the company’s property casualty agency force.
Over the past several years, we have worked to maintain a portfolio of straightforward and up-to-date products, primarily under the LifeHorizons banner. Our product development efforts emphasize death benefit protection and guarantees.
Distribution expansion within our property casualty insurance agencies remains a high priority. In the past several years, we have added life field marketing representatives for the western and northeastern states.
Profitability
Life segment expenses consist principally of:
•	Contract holders benefits incurred related to traditional life and interest-sensitive products accounted for 70.3 percent of 2006 total benefits and expenses, 66.0 percent of 2005 total benefits and expenses and 64.3 percent of 2004 total benefits and expenses.

•	Operating expenses incurred, net of deferred acquisition costs, accounted for 29.7 percent of 2006 total benefits and expenses, 34.0 percent of 2005 total benefits and expenses and 35.7 percent of 2004 total benefits and expenses. Stock option expense added $1 million, or 0.7 percentage points, to expenses in 2006.
Life segment profitability depends largely on premium levels, the adequacy of product pricing, underwriting skill and operating efficiencies. Life segment results include only investment interest credited to contract holders (interest assumed in life insurance policy reserve calculations). The remaining investment income is reported in the investment segment results. The life investment portfolio is managed to earn target spreads between earned investment rates on general account assets and rates credited to policyholders. We consider the value of assets under management and investment income for the life investment portfolio as key performance indicators for the life insurance segment.
We seek to maintain a competitive advantage with respect to benefits paid and reserve increases by consistently achieving better than average claims experience due to skilled underwriting. Commissions paid by the life insurance operation are on par with industry averages. During the past several years, we have invested

2006 10-K Page 55

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
Marketplace and regulatory changes continued to affect the availability of cost-effective reinsurance for term life insurance. We are addressing this situation by retaining no more than a $500,000 exposure, ceding the balance using excess over retention mortality coverage and retaining the policy reserve.
Because of the conservative nature of statutory reserving principles, retaining the policy reserve requires a large commitment of capital and reduces statutory earnings. However, we believe the long-term profitability of term life insurance serves to enhance GAAP results. Although the exact timing and details are uncertain, the NAIC continues to make progress toward comprehensive reforms of statutory reserving principles, as we discuss in 2007 Reinsurance Programs, Page 69.
In the future, we expect that assets under management, capital appreciation and investment income, which are reported in investment segment results, will continue to be integral to our evaluation of the success of the life insurance operations. While life insurance segment profit may continue to fluctuate near break-even, when we also consider life insurance investment activities, we continue to believe the life insurance operations will continue to provide a steady income stream to help offset the fluctuations of the property casualty insurance business.
Investments Results of Operations
Overview — Three-year Highlights
The investment segment contributes investment income and realized gains and losses to results of operations. Investments provide our primary source of pretax and after-tax profits.
•	Investment income — Pretax investment income reached a new record in 2006, rising 8.4 percent from the prior record in 2005. Growth in investment income over the past two years has been driven by strong cash flow for new investments, higher interest income from the growing fixed-maturity portfolio and increased dividend income from the common stock portfolio.

•	Realized investment gains and losses — We reported realized investment gains in 2006 and 2005 largely due to investment sales. The sale of our Alltel common stock holding contributed $647 million (pretax) of the 2006 gain.
Investment Results

(In millions)	Years ended December 31,			2006-2005	2005-2004
	2006	2005	2004	Change %	Change %

Investment income:
Interest	$300	$280	$252	7.1	11.2
Dividends	262	244	239	7.5	2.1
Other	15	8	6	90.0	29.4
Investment expenses	(7)	(6)	(5)	(19.3)	(22.3)

Total net investment income	570	526	492	8.4	6.9

Investment interest credited to contract holders	(54)	(51)	(46)	5.7	12.9

Net realized investment gains and losses:
Realized investment gains and losses	678	69	87	883.0	(20.7)
Change in valuation of embedded derivatives	7	(7)	10	200.7	(167.2)
Other-than-temporary impairment charges	(1)	(1)	(6)	41.7	78.5

Net realized investment gains	684	61	91	1,026.0	(33.1)

Investment operations income	$1,200	$536	$537	124.0	(0.4)

Investment Income
Growth in investment income reflected new investments, higher interest income from the growing fixed-maturity portfolio and increased dividend income from the common stock portfolio. The advantages of strong cash flow in the past three years for new investments have been somewhat offset by the challenge of investing in a low interest rate environment. In 2006, proceeds from the sale of the Alltel holding that were later used to make the applicable tax payments during the year were invested in short-term instruments that generated approximately $5 million in interest income.
Overall, common stock dividends contributed 42.4 percent of pretax investment income in 2006 compared with 43.7 percent in 2005 and 43.9 percent in 2004. Fifth Third, our largest equity holding, contributed

2006 10-K Page 56

43.8 percent of total dividend income in 2006. We discuss our Fifth Third investment in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Page 75. In 2006, 38 of the 50 common stock holdings in the portfolio raised their indicated annual dividend payout, as did 36 of 49 in 2005 and 33 of 51 in 2004.
Net Realized Investment Gains and Losses
Net realized investment gains and losses are made up of realized investment gains and losses on the sale of securities, changes in the valuation of embedded derivatives within certain convertible securities and other-than-temporary impairment charges. These three areas are discussed below.
Realized Investment Gains and Losses
Realized investment gains in the past three years largely were due to the sale of equity holdings. We buy and sell both fixed-maturity and equity securities on an ongoing basis to help achieve our portfolio objectives.
•	2006 — We sold the remainder of our Alltel common stock holdings. We discuss this sale in Item 1, Investments Segment, Page 14, and Item 8, Note 2 to the Consolidated Financial Statements, Page 90.

•	2005 — We had gains from the sale of equity holdings that no longer met our investment parameters or were obtained from convertible securities whose underlying common stock was never intended to be a long-term holding. Included in 2005 were gains from the initial sales of a portion of our Alltel holding.

•	2004 — We sold $356 million in equity holdings as part of a program to support the financial strength ratings of our property casualty insurance operations. We selected holdings to sell primarily based on the belief of the investment committee and management that these securities would have a lower dividend growth rate over the next several years when compared with other holdings in the portfolio. We also considered the potential tax effect of any unrealized gains. Partial sales of holdings in which we held over $100 million in fair value at year-end 2003 contributed $311 million.
We sold fixed-maturity investments during the past three years as part of our portfolio management strategies. The majority of these were bonds disposed of due to rating or credit concerns, including several in the airline and auto-related industries. Although we prefer to hold fixed-maturity investments until they mature, a decision to sell reflects our perception of a change in the underlying fundamentals of the security and preference to allocate those funds to investments that more closely meet the established parameters for long-term stability and growth. Our opinion that a security fundamentally no longer meets our investment parameters may reflect a loss of confidence in the issuer’s management, a change in underlying risk factors (such as political risk, regulatory risk, sector risk or credit risk), or a strategic shift in business strategy that is not consistent with our long-term outlook.
Realized gains in the past three years also have included gains from the sale of previously impaired securities.
Change in the Valuation of Embedded Derivatives
In 2006, we recorded $7 million in fair value increases compared with $7 million in fair value declines in 2005 and $10 million in fair value increases in 2004. These changes in fair value are due to the application of SFAS No. 133, which requires measurement of the fluctuations in the value of the embedded derivative features in selected convertible securities. The changes in fair values are recognized in net income in the period they occur. See the discussion of Derivative Financial Instruments and Hedging Activities in Item 8, Note 1 to the Consolidated Financial Statements, Page 85, for details on the accounting for convertible security embedded options.
Other-than-temporary Impairment Charges
In 2006 and 2005, we recorded $1 million in write-downs of investments that we deemed had experienced an other-than-temporary decline in market value versus $6 million in 2004. The factors we consider when evaluating impairments are discussed in Critical Accounting Estimates, Asset Impairment, Page 37. The other-than-temporary impairment charges represented less than 0.1 percent of our total invested assets at year-end 2006, 2005 and 2004. Other-than-temporary impairment charges also include unrealized losses of holdings that we have identified for sale but not yet completed a transaction.
The significant decline in other-than-temporary impairment in the past three years was due to prior impairments in the portfolio, disposition of certain securities in prior years and an improvement in the general financial climate.
Other-than-temporary impairment charges from the investment portfolio by industry are summarized as follows:

(In millions)	Years ended December 31,
	2006	2005	2004

Automotive	$(1)	$(1)	$0
Airline	0	0	(5)
Other	0	0	(1)

Total	$(1)	$(1)	$(6)

2006 10-K Page 57

Other-than-temporary impairment charges from the investment portfolio by the asset class we described in Item 1, Investments Segment, Page 14, are summarized below:

(Dollars in millions)	Years ended December 31,
	2006	2005	2004

Taxable fixed maturities:
Impairment amount	$(1)	$(1)	$0
New book value	$0	$0	$2
Percent to total owned	0%	0%	1%
Number of securities impaired	1	2	1
Percent to total owned	0%	0%	1%

Tax-exempt fixed maturities:
Impairment amount	$0	$0	$(5)
New book value	$0	$0	$9
Percent to total owned	0%	0%	1%
Number of securities impaired	0	0	2
Percent to total owned	0%	0%	0%

Common equities:
Impairment amount	$0	$0	$(1)
New book value	$0	$0	$0
Percent to total owned	0%	0%	0%
Number of securities impaired	0	0	1
Percent to total owned	0%	0%	2%

Total:
Impairment amount	$(1)	$(1)	$(6)

New book value	$0	$0	$11

Percent to total owned	0%	0%	0%
Number of securities impaired	1	2	4

Percent to total owned	0%	0%	0%
Investments Outlook
We believe investment income growth for 2007 could be in the range of 6.5 percent to 7.0 percent. This outlook is based on the higher anticipated level of dividend income from equity holdings, the investment of insurance operations cash flow and the current portfolio attributes. In 2007, we expect to allocate a higher proportion of cash available for investment to equity securities, taking into consideration insurance department regulations and ratings agency comments. We continue to identify companies with the potential for revenue, earnings and dividend growth, a strong management team and favorable outlook. These equities offer the potential for steadily increasing dividend income along with capital appreciation. Dividend increases within the last 12 months by Fifth Third and another 37 of the 50 common stock holdings in the equity portfolio should add $16 million to annualized investment income.
We believe impairments in 2007 should be limited to securities that have been identified for sale or that have experienced a sharp decline in fair value with little or no warning because of issuer-specific events. All securities in the portfolio were trading at or above 70 percent of book value at December 31, 2006. Our asset impairment committee continues to monitor the investment portfolio. The current asset impairment policy is in Critical Accounting Estimates, Asset Impairment, Page 37.
Other
In 2006, other income of the insurance subsidiaries, parent company operations and non-investment operations of CFC Investment Company and CinFin Capital Management Company resulted in $14 million in revenues compared with $12 million in 2005 and $8 million in 2004. Losses before income taxes of $51 million in 2006 were primarily due to $51 million in interest expense from debt of the parent company. Losses before income taxes were $50 million and $37 million in 2005 and 2004, when interest expense was $52 million and $36 million, respectively.
Taxes
Income tax expense was $399 million in 2006 compared with $221 million in 2005 and $216 million in 2004. The effective tax rate for 2006 was 30.0 percent compared with 26.8 percent in 2005 and 27.0 percent in 2004. The sale of our Alltel common stock holdings in the first three months of 2006, which generated a $647 million pretax gain, was the primary reason for the change in effective tax rate for the year. Growth in the tax-exempt municipal bond portfolio, higher investment income from dividends and lower operating earnings also contributed to the change in the effective tax rate for 2006.

2006 10-K Page 58

We pursue a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. For our insurance subsidiaries, approximately 85 percent of income from tax-advantaged fixed-maturity investments is exempt from federal tax calculations. Our non-insurance subsidiaries own no tax-advantaged fixed-maturity investments. For our insurance subsidiaries, the dividend received deduction exempts approximately 60 percent of dividends from qualified equities from federal tax calculations. The dividend received deduction exempts 70 percent of dividends from qualified equities for our non-insurance subsidiaries. Details regarding our effective tax rate are found in Item 8, Note 10 to the Consolidated Financial Statements, Page 95.
Liquidity and Capital Resources
Liquidity and capital resources represent the overall financial strength of our company and our ability to generate cash flows to meet the short- and long-term cash requirements of business obligations and growth needs. We seek to maintain prudent levels of liquidity and financial strength for the protection of our policyholders, creditors and shareholders.
The parent company’s primary means of meeting liquidity requirements are dividends from our insurance subsidiary and income from investments held at the parent-company level supported by our capital resources. At year-end 2006, we had shareholders’ equity of $6.808 billion and total debt of $840 million. Our ability to access the capital markets and short-term bank borrowing provide other potential sources of liquidity. One way we seek to maintain financial strength is by keeping our ratio of debt to capital below 15 percent. Our parent company’s cash requirements include dividends to shareholders, interest payments on our long-term debt, common stock repurchases and general operating expenses.
Our insurance subsidiary’s primary sources of liquidity are collection of premiums and investment income. Its cash needs primarily consist of paying property casualty and life insurance loss and loss expenses as well as ongoing operating expenses and payments of dividends to the parent company. Although we have never sold investments to pay claims, the sale of investments would provide an additional source of liquidity, if required. After satisfying operating cash requirements, cash flows are invested in fixed-maturity and equity securities, leading to the potential for increases in future investment income and unrealized appreciation.
Sources of Liquidity
Subsidiary Dividends
Our insurance subsidiary declared dividends to the parent company of $275 million in both 2006 and 2005 and $175 million in 2004. State of Ohio regulatory requirements restrict the dividends insurance subsidiaries can pay. During 2007, total dividends that our lead insurance subsidiary can pay to our parent company without regulatory approval are approximately $572 million.
Insurance Underwriting
Our property casualty and life insurance operations provide liquidity because premiums generally are received before losses are paid under the policies purchased with those premiums. After satisfying our cash requirements, excess cash flows are used for investment, increasing future investment income.
This table shows a summary of cash flow of the insurance subsidiary (direct method):

(In millions)	Years ended December 31,
	2006	2005	2004

Premiums collected	$3,285	$3,187	$3,055
Loss and loss expenses paid	(1,859)	(1,752)	(1,694)
Commissions and other underwriting expenses paid	(1,036)	(995)	(894)

Insurance subsidiary cash flow from underwriting	390	440	467
Investment income received	471	427	362

Insurance subsidiary operating cash flow	$861	$867	$829

Historically, cash receipts from property casualty and life insurance premiums, along with investment income, have been more than sufficient to pay claims, operating expenses and dividends to the parent company. While first-year life insurance expenses normally exceed the premiums, subsequent premiums are used to generate investment income until the time the policy benefits are paid.
After paying claims and operating expenses, cash flows from underwriting declined in 2006 from the level of 2005 and 2004. We discuss our future obligations for claims payments in Contractual Obligations, Page 61, and our future obligations for underwriting expenses in Commissions and Other Underwriting Expenses, Page 62. Insurance subsidiary operating cash flow remained stable over the three years, however, due to rising investment income.
Based on our outlook for commercial lines, personal lines and life insurance, we believe that cash flows from underwriting could decline again in 2007. A lower level of cash flow available for investment could lead to lower investment income and reduced potential for capital gains.

2006 10-K Page 59

Investing Activities
Investment income is a primary source of liquidity for both the parent company and insurance subsidiary. The transfer of equity holdings to our insurance subsidiary from the parent company in 2004 increased the amount of investment income generated at the subsidiary level but had no effect on consolidated investment income. As we discuss under Investments Results of Operations, Page 56, investment income rose in each of the past three years, and we expect investment income could grow 6.5 percent to 7.0 percent in 2007.
Realized gains also can provide liquidity, although we follow a buy-and-hold investment philosophy seeking to compound cash flows over the long-term. When we dispose of investments, we generally reinvest the gains in new investment securities. Disposition of investments occurs for a number of reasons:
•	Sales of fixed-maturity investments — We prefer to hold fixed-maturity securities until maturity. Any decision to sell or to reduce a holding reflects our perception of a change in the underlying fundamentals of the security and our preference to allocate those funds to investments that more closely meet our established parameters for long-term stability and growth.

•	Call or maturity of fixed-maturity investments — Calls and maturities of fixed-maturity investments are a function of the yield curve. The pace of calls of fixed maturities continued to decline in 2006 as interest rates generally shifted upward.

•	Sales of equity securities investments — The decision to divest an equity position is generally reached after careful analysis regarding the direction the company is headed and how well it meets our investment parameters. In 2006, we completed the sale of our Alltel common stock holdings and made other sales of all or part of smaller holdings.
We generally have substantial discretion in the timing of investment sales and, therefore, the resulting gains or losses that are recognized in any period. That discretion generally is independent of the insurance underwriting process. In 2007, we expect to continue to limit the disposition of investments to those that no longer meet our investment parameters or those that reach maturity or are called by the issuer. The sale of equity investments that no longer meet our investment criteria can provide cash for investment in common stocks that we perceive to have greater potential for dividend growth and capital appreciation.
Capital Resources
As a long-term investor, we historically have followed a buy-and-hold investing strategy. This policy has generated a significant amount of unrealized appreciation on equity investments. Unrealized appreciation, before deferred income taxes, was $5.244 billion and $5.067 billion at year-end 2006 and 2005, respectively. On an after-tax basis, it constituted 49.6 percent of total shareholders’ equity at year-end 2006.
At year-end 2006, our debt-to-capital ratio was 11.0 percent. Based on our present capital requirements, we do not anticipate a material increase in debt levels during 2007. As a result, we believe our debt-to-capital ratio will remain approximately 11 percent.
We had $791 million of long-term debt and $49 million in borrowings on our short-term lines of credit. We generally have minimized our reliance on debt financing although we may utilize lines of credit to fund short-term cash needs.
We provide details of our three long-term notes in Item 8, Note 7 of the Consolidated Financial Statements, Page 93. None of the notes are encumbered by rating triggers.
On April 28, 2006, A.M. Best affirmed its senior debt ratings and issuer credit rating (ICR) of aa- of Cincinnati Financial Corporation. On September 15, 2006, Fitch Ratings affirmed its AA- issuer default rating and A+ senior debt ratings of Cincinnati Financial Corporation. Moody’s maintains our senior debt ratings at A2-. On July 25, 2006, Standard & Poor’s Ratings Services affirmed its A (Strong) counterparty credit rating on Cincinnati Financial Corporation.
At December 31, 2006, we had two lines of credit totaling $125 million with $49 million outstanding. One line of credit for $75 million was established more than five years ago and has no financial covenants. The second line of credit is an unsecured $50 million line of credit from Fifth Third Bank established in 2005 and renewed annually. It is available for general corporate purposes and contains customary financial covenants. During 2006, CFC Investment Company, our commercial leasing and financing subsidiary, replaced $49 million of intercompany debt with $49 million in borrowings against our $75 million line of credit to improve cash flow for the parent company. This line of credit matures on February 28, 2007, and we expect to renew it under terms and conditions that are essentially unchanged.
During 2006, we entered into an interest-rate swap as an economic cash flow hedge of variable interest payments for certain variable-rate debt obligations ($49 million notional amount). Under this interest-rate swap contract, we have agreed to pay a fixed rate of interest for a three-year period. The contract is intended to be a hedge against changes in the amount of future cash flows associated with the related interest payments. The interest-rate swap contract is reflected at fair value in our balance sheet. SFAS No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities,” as amended, requires changes in the fair value of the

2006 10-K Page 60

company’s derivative financial instruments to be recognized periodically as realized gains or losses on the consolidated statement of income or as a component of accumulated other comprehensive income in shareholders’ equity, respectively. We recorded a $324,000 investment loss in 2006 due to the decline in the fair value of the interest-rate swap.
In October 2006, we completed the necessary requirements for the interest-rate swap to qualify for hedge accounting treatment under SFAS No. 133. We expect that the interest-rate swap will be a highly effective hedge and that future changes in the fair value of the interest-rate swap will be recorded as a component of accumulated other comprehensive income. As a result, we do not expect any significant amounts to be reclassified into earnings in the next 12 months.
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
Uses of Liquidity
Our parent company and insurance subsidiary have contractual obligations and other commitments. In addition, one of our primary uses of cash is to enhance shareholder return.
Contractual Obligations
At December 31, 2006, we estimated our future contractual obligations as follows:

(In millions)		Payment due by period
	Within	Years	Years	More than
	1 year	2-3	4-5	5 years	Total

Interest on long-term debt	$52	$104	$104	$996	$1,256
Long-term debt	0	0	0	795	795
Short-term debt	49	0	0	0	49
Annuitization obligations	17	47	30	104	198
Headquarters building expansion	45	17	0	0	62
Computer hardware and software	9	11	2	0	22
Other invested assets	10	12	3	1	26
Net life claims payments	9	0	0	0	9

Subtotal	191	191	139	1,896	2,417
Net property casualty claims payments	1,074	1,150	493	639	3,356

Total	$1,265	$1,341	$632	$2,535	$5,773

Long-term Debt and Interest on Long-Term Debt
Our estimate of material commitments for interest on long-term debt was approximately 21.8 percent and our estimate of material commitments for long-term debt was 13.8 percent of the estimated contractual obligations at year-end 2006.
Our interest expense remained unchanged in 2006 at an annual rate of approximately $52 million. We generally have tried to minimize our reliance on debt financing and do not expect a material increase in interest expense from long-term debt in the near future.
Short-term Debt
Our estimate of material commitments for short-term debt was 1.0 percent of material commitments at year-end 2006. On February 28, 2007, we plan to renew our $49 million outstanding note payable drawn on our $75 million in line of credit.
Annuitization Obligations
Our estimate of material commitments for obligations due under annuities written by our life insurance subsidiary was approximately 3.4 percent of the estimated contractual obligations at year-end 2006.
Headquarters Building Expansion
The completion of our new office building and parking garage to be situated at our headquarters located in Fairfield is expected to require approximately $62 million over the next two years. The construction project is on schedule and on budget. As of December 31, 2006, construction costs totaled $41 million. We expect construction to be completed by September 2008.
We invested $100 million of the proceeds from our 2004 issuance of $375 million aggregate principal amount of 6.125% senior notes due 2034 in short-term investments to fund this obligation.

2006 10-K Page 61

Computer Hardware and Software
We expect to need approximately $22 million over the next five years for current material commitments for computer hardware and software, including maintenance contracts on hardware and other known obligations. We discuss below the non-contractual expenses we anticipate for computer hardware and software in 2007.
Property Casualty Claims Payments
Our estimate of material commitments for net property casualty claims payments was approximately 58.1 percent of the estimated contractual obligations at year-end 2006.
We direct our associates to settle claims and pay losses as quickly as practical and made $1.763 billion in net claim payments during 2006. At year-end 2006, we had net property casualty reserves of $3.356 billion, reflecting $1.843 billion in unpaid amounts on reported claims (case reserves), $771 million in loss expense reserves and $742 million in estimates of IBNR claims. The specific amounts and timing of obligations related to case reserves and associated loss expenses are not set contractually. The amounts and timing of obligations for IBNR claims and related loss expenses are unknown. We discuss the adequacy of our property casualty and life insurance loss and loss expense reserves in Property Casualty Insurance Reserves, Page 63.
The historic pattern of using premium receipts for the payment of loss and loss expenses has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of the loss reserves. The effective duration of our fixed-maturity portfolio was 5.1 years at year-end 2006. By contrast, the duration of our loss and loss expense reserves was 2.9 years and the duration of all liabilities was 2.6 years. We believe this difference in duration does not affect our ability to meet current obligations because cash flow from operations is sufficient to meet these obligations. In addition, our investment strategy has led to substantial unrealized gains from holdings in equity securities. These equity holdings could be liquidated to meet higher than anticipated loss and loss expenses.
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
Other Commitments
In addition to our contractual obligations, we have other operational commitments.
Commissions and Other Underwriting Expenses
As discussed above, commissions and non-commission underwriting expenses paid rose in each the past two years, reflecting the operating expense trends we discuss in the Commercial Lines and Personal Lines Insurance Results of Operations, Page 42 and Page 49. Commission payments also include contingent, or profit-sharing, commissions, which are paid to agencies using a formula that takes into account agency profitability and other factors. Commission payments generally track with written premiums. Contingent commission payments in 2007 will be influenced by the decline in profitability we experienced in 2006.
Many of our operating expenses are not contractual obligations, but reflect the ongoing expenses of our business. Staffing is the largest component of our operating expenses and is expected to rise again in 2007, reflecting the 2.9 percent average annual growth in our associate base over the past three years. Our associate base has grown as we focus on enhancing service to our agencies and staffing additional field territories. Other expenses should rise in line with our growth.
In addition to contractual obligations for hardware and software, we anticipate investing approximately $35 million in key technology initiatives in 2007, of which approximately $14 million will be capitalized. Technology projects for 2007 include continued spending on our personal lines policy processing system and investment in the development and rollout of our commercial lines policy processing system that we discuss in Item 1, Technology Solutions, Page 4. Capitalized development costs related to key technology initiatives totaled $15 million in 2006. These activities are conducted at our discretion and we have no material contractual obligations for activities planned as part of these projects.

2006 10-K Page 62

Data Processing and Disaster Recovery Center
We expect to spend approximately $5 million in 2007 to begin renovation of a newly purchased building that will serve as our data processing and disaster recovery center.
Qualified Pension Plan
Effective in 2008, the Pension Protection Act of 2006 changes the manner in which pension funding is determined. We currently are assessing the impact of this Act but do not except it to have a material effect on our results of operations or financial position. We anticipate contributing $10 million to the plan in 2007.
Investing Activities
After fulfilling operating requirements, cash flows from underwriting, investment and other corporate activities are invested in fixed maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. See Item 1, Investments Segment, Page 14, for a discussion of our investment strategy, portfolio allocation and quality. From the second quarter of 2004 until year-end 2005, virtually all of our available cash flow was used to purchase fixed-maturity investments to reduce our property casualty subsidiary’s ratio of common stock to statutory surplus. In 2006, equity purchases returned to a more significant level.
In 2007 we anticipate a resumption of active equity investing while also continuing to be cognizant of rating agency and regulatory guidelines. See Item 1, Investments Segment, Page 14, for a discussion of our investment strategy, portfolio allocation and quality.
Uses of Capital
Uses of cash to enhance shareholder return include:
•	Dividends to shareholders — Over the past 10 years, the company has paid an average of 38 percent of net income as dividends, with the remaining 62 percent available to reinvest for future growth and for share repurchases. The ability of the company to continue paying cash dividends is subject to factors the board of directors may deem relevant.

In February 2007, the board of directors authorized a 6.0 percent increase in the regular quarterly cash dividend to an indicated annual rate of $1.42 per share. In 2006, 2005 and 2004, we paid cash dividends of $228 million and $204 million and $177 million.

•	Common stock repurchase — Our board believes that stock repurchases can help fulfill our commitment to enhancing shareholder value. Consequently, the board has authorized the repurchase of outstanding shares. Common stock repurchases for treasury have continued at a steady pace over the last several years and occur when we believe that stock prices on the open market are favorable for such repurchases. At a minimum, we would expect the repurchase to offset dilution from share-based compensation. In 2006, 2005 and 2004, we used $120 million, $63 million and $66 million for share repurchase.

In 2005, the board authorized a 10 million share repurchase program to replace a program authorized in 1999. At year-end 2006, 6.8 million shares remained authorized for repurchase under the 2005 program.

The details of the repurchase activity are described in Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Page 26. Between February 1999 and year-end 2006, we have repurchased 17.4 million shares at a total cost to the company of $661 million. We do not adjust the number of shares repurchased and average price per repurchased share for stock dividends.
Property Casualty Insurance Reserves
At year-end 2006, the total reserve balance, net of reinsurance, was $3.356 billion, compared with $3.111 billion at year-end 2005 and $2.977 billion at year-end 2004. We provide a reconciliation of the property casualty reserve balances with the loss and loss expense liability on the balance sheet in Item 8, Note 4 to the Consolidated Financial Statements, Page 92. The reserves reflected in the consolidated financial statements are management’s best estimate.
The appointed actuary’s range for adequate statutory reserves, net of reinsurance, was $3.194 billion to $3.440 billion for 2006; $2.921 billion to $3.153 billion for 2005; and $2.794 billion to $3.032 billion for 2004. The assumptions used to establish the recommended ranges were consistent with the actuary’s practices. Historically, we have established reserves in the upper half of the actuary’s range, as discussed in Critical Accounting Estimates, Property Casualty Loss and Loss Expense Reserves, Page 35.
In addition to our conclusions regarding adequate reserve levels, other factors that have affected reserve levels over the past three years included:
•	Increases in coverage in force in selected business lines

•	New business activity

•	Higher initial case reserves on liability claims

2006 10-K Page 63

•	Workers’ compensation case reserving practices

•	Increased loss expenses due to higher legal fees

•	Judicial decisions and mass tort claims

•	Changes in reinsurance treaty retentions

•	Loss cost inflation in selected lines

•	Higher loss adjustment expense due to a claims mediation process that promotes earlier liability settlement resolution
The types of coverages we offer and the risk levels retained have a direct influence on the development of claims. Specifically, claims that develop quickly and have lower risk retention levels generally are more predictable.
As we discuss in Commercial Lines Insurance Segment Reserves, Page 66, re-underwriting the commercial lines book of business beginning in 2000, including decisions to non-renew certain policyholders due to risk levels and to increase rates to better reflect exposure levels, has resulted in improved profitability. We believe the program has led to a lower risk profile for the overall commercial lines segment, contributing to favorable loss reserve trends.
As we discuss in Personal Lines Insurance Segment Reserves, Page 68, we are seeking to improve our personal lines segment performance, in particular the homeowner business line, partially by reducing risk exposure through changes in policy terms and conditions. We do not expect our actions in personal lines to have a material impact on loss reserve trends, largely due to the relatively short-tail nature of homeowner claims.
In 2006, we reviewed each of our established workers’ compensation case reserves above $100,000 in light of current trends in medical cost inflation and estimated payout periods. The review led to the allocation of additional amounts to case reserves held for specific claims from accident years going back as many as 20 years. Our intent is to bring workers’ compensation case reserve adequacy more in line with our other business lines although our success may be affected by additional medical cost inflation and longer life spans.
In 2003 and 2004, $70 million in reserves were released following the November 2003 Ohio Supreme Court’s decision limiting its 1999 Scott-Pontzer v. Liberty Mutual decision. The reserve releases were primarily made in the commercial auto and commercial casualty business lines. Following the fourth-quarter 2003 reserve review, reserve levels were modified to reflect management’s assessment that mold claims behaved similar to asbestos and environmental claims, and reserves for these claims should be estimated using similar methods. These changes have been seen predominately in the commercial casualty business line. We expect that mold exclusions added to our commercial policies beginning in 2003 will mitigate this issue after 2006.
Further, beginning in 2003, reserve levels reflected the need to establish higher expense reserves because of the rise in litigation costs due to larger and more complex claims. These changes have been seen predominately in the commercial casualty business line. Beginning in 2002, our conclusions regarding reserve levels for all business lines reflected refinement of the manner in which the value of future salvage and subrogation for claims already incurred were estimated.
Development of Loss and Loss Expenses
We reconcile the beginning and ending balances of our reserve for loss and loss expenses at December 31, 2006, 2005 and 2004, in Item 8, Note 4 to the Consolidated Financial Statements, Page 92. The reconciliation of our year-end 2005 reserve balance to net incurred losses one year later recognizes approximately $116 million in redundant reserves.
The table on Page 65 shows the development of the estimated reserves for loss and loss expenses the past 10 years.
•	Section A shows our total property casualty loss and loss expense reserves recorded at the balance sheet date for each of the indicated calendar years on a gross and net basis. Those reserves represent the estimated amount of unpaid loss and loss expenses for claims arising in the indicated calendar year and all prior accident years at the balance sheet date, including losses that have been incurred but not yet reported to the company.

•	Section B shows the cumulative net amount paid with respect to the previously recorded reserve as of the end of each succeeding year. For example, as of December 31, 2006, we had paid $1.175 billion of loss and loss expenses in calendar years 1997 through 2006, for losses that occurred in accident years 1996 and prior. An estimated $148 million of losses remained unpaid as of year-end 2006 (net re-estimated reserves of $1.323 billion from Section C less cumulative paid loss and loss expenses of $1.175 billion).

2006 10-K Page 64

•	Section C shows the re-estimated amount of the previously reported reserves based on experience as of the end of each succeeding year. The estimate is increased or decreased as we learn more about the frequency and severity of claims.

•	Section D, cumulative net redundancy, represents the aggregate change in the estimates for all years subsequent to the year the reserves were initially established. For example, reserves established at December 31, 1996, had developed a $379 million redundancy over 10 years, net of reinsurance, which was reflected in income over the 10 years. The table shows redundant reserves as a negative number. The effects on income in 2006, 2005 and 2004 of changes in estimates of the reserves for loss and loss expenses for all accident years are shown in the reconciliation below.
In evaluating the development of our estimated reserves for loss and loss expenses for the past 10 years, note that each amount includes the effects of all changes in amounts for prior periods. For example, payments or reserve adjustments related to losses settled in 2006 but incurred in 2000 are included in the cumulative deficiency or redundancy amount for 2000 and each subsequent year. In addition, this table presents calendar year data, not accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this data.
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

(In millions)	Calendar year ended December 31,
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005		2006

A. Originally reported reserves for unpaid loss and loss expenses:

Gross of reinsurance	$1,824	$1,889	$1,978	$2,093	$2,401	$2,865	$3,150	$3,386	$3,514	$3,629		$3,860
Reinsurance recoverable	122	112	138	161	219	513	542	541	537	518		504

Net of reinsurance	$1,702	$1,777	$1,840	$1,932	$2,182	$2,352	$2,608	$2,845	$2,977	$3,111		$3,356

B. Cumulative net paid as of:
One year later	$453	$499	$522	$591	$697	$758	$799	$817	$907	$944
Two years later	732	761	833	943	1,116	1,194	1,235	1,293	1,426
Three years later	884	965	1,067	1,195	1,378	1,455	1,519	1,626
Four years later	992	1,075	1,207	1,327	1,526	1,614	1,716
Five years later	1,049	1,152	1,283	1,412	1,623	1,717
Six years later	1,093	1,205	1,333	1,464	1,680
Seven years later	1,123	1,239	1,366	1,496
Eight years later	1,146	1,260	1,390
Nine years later	1,159	1,279
Ten years later	1,175

C. Net reserves re-estimated as of:
One year later	$1,582	$1,623	$1,724	$1,912	$2,120	$2,307	$2,528	$2,649	$2,817	$2,995
Two years later	1,470	1,551	1,728	1,833	2,083	2,263	2,377	2,546	2,743
Three years later	1,405	1,520	1,636	1,802	2,052	2,178	2,336	2,489
Four years later	1,380	1,465	1,615	1,771	2,010	2,153	2,299
Five years later	1,326	1,466	1,608	1,757	1,999	2,127
Six years later	1,333	1,463	1,602	1,733	1,992
Seven years later	1,333	1,460	1,577	1,739
Eight years later	1,332	1,435	1,593
Nine years later	1,305	1,456
Ten years later	1,323

D. Cumulative net redundancy as of:
One year later	$(120)	$(154)	$(116)	$(20)	$(62)	$(45)	$(80)	$(196)	$(160)		$(116)
Two years later	(232)	(226)	(112)	(99)	(99)	(89)	(231)	(299)	(234)
Three years later	(297)	(257)	(204)	(130)	(130)	(174)	(272)	(356)
Four years later	(322)	(312)	(225)	(161)	(172)	(199)	(309)
Five years later	(376)	(311)	(232)	(175)	(183)	(225)
Six years later	(369)	(314)	(238)	(199)	(190)
Seven years later	(369)	(317)	(263)	(193)
Eight years later	(370)	(342)	(247)
Nine years later	(397)	(321)
Ten years later	(379)

Net liability re-estimated—latest	$1,323	$1,456	$1,593	$1,739	$1,992	$2,127	$2,299	$2,489	$2,743	$2,995
Re-estimated recoverable—latest	183	198	224	230	259	532	568	547	551	517

Gross liability re-estimated—latest	$1,506	$1,654	$1,817	$1,969	$2,251	$2,659	$2,867	$3,036	$3,294	$3,512

Cumulative gross redundancy	$(318)	$(235)	$(161)	$(124)	$(150)	$(206)	$(283)	$(350)	$(220)	$(117)

2006 10-K Page 65

Asbestos and Environmental Reserves
We believe that our asbestos and environmental reserves, including mold reserves, are adequate at this time and that these coverage areas are immaterial to our financial position due to the types of accounts we have insured in the past.
Loss and loss expenses incurred for all asbestos and environmental claims were $12 million, or 0.6 percent of total loss and loss expenses in 2006, compared with $12 million, or 0.7 percent in 2005 and $42 million, or 2.4 percent, in 2004.
Net reserves for all asbestos and environmental claims were $131 million in 2006 compared with $130 million in 2005 and $128 million in 2004. Net reserves for all asbestos and environmental claims were 3.9 percent, 4.2 percent and 4.3 percent of total reserves in 2006, 2005 and 2004, respectively.
We generally wrote commercial accounts after the development of coverage forms that exclude asbestos cleanup costs. We believe our exposure to risks associated with past production and/or installation of asbestos materials is minimal because we primarily were a personal lines company when most of the asbestos exposure occurred. The commercial coverage we did offer was predominantly related to local market construction activity rather than asbestos manufacturing. Further, over the past four years we have revised policy terms where permitted by state regulation to limit our exposure to mold and other environmental risks going forward. We continue to evaluate our exposure to silicosis and welding claims, but believe our exposure is minimal.
Commercial Lines Insurance Segment Reserves
For the business lines in the commercial lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves. The rise in total gross reserves for our commercial business lines is partially due to our growth. The increase also reflected higher loss expense reserves due to a claims mediation process that promoted earlier liability settlement resolution and increased loss expenses due to higher legal fees. In addition, commercial casualty, workers’ compensation and surety and executive risk gross reserves rose because of the increase in large losses as we discussed in Commercial Lines Insurance Results of Operations, Page 42. Reserve practices discussed above also contributed.

(In millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
	reserves	reserves	reserves	reserves	of total

At December 31, 2006
Commercial casualty	$923	$437	$483	1,843	54.0%
Commercial property	132	31	36	199	5.8
Commercial auto	274	52	64	390	11.4
Workers’ compensation	411	277	99	787	23.1
Specialty packages	80	1	5	86	2.5
Surety and executive risk	67	1	32	100	2.9
Machinery and equipment	5	3	1	9	0.3

Total	$1,892	$802	$720	$3,414	100.0%

At December 31, 2005
Commercial casualty	$859	$451	$423	$1,733	54.6%
Commercial property	135	40	36	211	6.6
Commercial auto	268	55	65	388	12.2
Workers’ compensation	283	333	79	695	21.9
Specialty packages	63	0	12	75	2.4
Surety and executive risk	36	0	32	68	2.1
Machinery and equipment	3	3	0	6	0.2

Total	$1,647	$882	$647	$3,176	100.0%

2006 10-K Page 66

The following table provides the amounts of net reserve changes made over the past three years by commercial line of business and accident year:

(Dollars in millions)	Commercial	Commercial	Commercial	Workers’	Specialty	Surety &	Machinery &
	casualty	property	auto	compensation	packages	executive risk	equipment	Totals

As of December 31, 2006 2005 accident year	$(52)	$17	$(17)	$(2)	$3	$7	$1	$(43)
2004 accident year	(21)	(3)	1	5	(1)	(3)	0	(22)
2003 accident year	(12)	(3)	1	0	1	(1)	0	(14)
2002 accident year	2	(1)	(2)	(3)	0	1	0	(3)
2001 accident year	(9)	(4)	(2)	(1)	0	1	0	(15)
2000 accident year	(9)	(1)	(1)	1	(1)	0	0	(11)
1999 and prior accident years	2	0	(1)	9	0	0	0	10

Deficiency/(redundancy)	$(99)	$5	$(21)	$9	$2	$5	$1	$(98)

Reserves as originally estimated	$1,359	$160	$386	$634	$73	$63	$6	$2,681
Reserves re-estimated as of December 31, 2006	1,260	165	365	643	75	68	7	2,583

Deficiency/(redundancy)	$(99)	$5	$(21)	$9	$2	$5	$1	$(98)

Impact on loss and loss expense ratio	(12.0)%	0.9%	(4.6)%	2.6%	1.6%	6.3%	2.8%	(4.1)%

As of December 31, 2005 2004 accident year	$(78)	$23	$(15)	$9	$7	$2	$(1)	$(53)
2003 accident year	(51)	(3)	(5)	13	3	(4)	0	(47)
2002 accident year	(17)	(3)	(1)	8	2	0	0	(11)
2001 accident year	(7)	(1)	(1)	3	0	(1)	0	(7)
2000 accident year	8	0	0	3	2	0	0	13
1999 accident year	(1)	0	0	3	0	0	0	2
1998 and prior accident years	(25)	1	(1)	2	1	(1)	0	(23)

Deficiency/(redundancy)	$(171)	$17	$(23)	$41	$15	$(4)	$(1)	$(126)

Reserves as originally estimated	$1,332	$104	$372	$558	$72	$64	$5	$2,507
Reserves re-estimated as of December 31, 2005	1,161	121	349	599	87	60	4	2,381

Deficiency/(redundancy)	$(171)	$17	$(23)	$41	$15	$(4)	$(1)	$(126)

Impact on loss and loss expense ratio	(22.5)%	3.5%	(5.0)%	12.9%	10.9%	(5.4)%	(3.7)%	(5.6)%

As of December 31, 2004 2001 accident year	$(46)	$7	$(11)	$(5)	$3	$(1)	$0	$(53)
2000 accident year	(44)	(2)	(10)	1	1	(3)	0	(57)
1999 accident year	(27)	(7)	(4)	6	1	(1)	0	(32)
1998 accident year	(19)	0	(5)	3	0	(1)	0	(22)
1997 accident year	(1)	0	(7)	2	0	0	0	(6)
1996 accident year	(1)	0	(3)	1	0	0	0	(3)
1995 and prior accident years	2	0	(8)	6	0	(1)	0	(1)

Deficiency/(redundancy)	$(136)	$(2)	$(48)	$14	$5	$(7)	$0	$(174)

Reserves as originally estimated	$1,280	$101	$382	$515	$75	$57	$5	$2,415
Reserves re-estimated as of December 31, 2004	1,144	99	334	529	80	50	5	2,241

Deficiency/(redundancy)	$(136)	$(2)	$(48)	$14	$5	$(7)	$0	$(174)

Impact on loss and loss expense ratio	(20.0)%	(0.3)%	(10.5)%	4.9%	3.7%	(9.3)%	(1.3)%	(8.2)%
The overall favorable development recorded in the commercial lines reserves illustrates the potential for revisions inherent in estimating reserves, especially in long-tail lines such as commercial casualty. With the exception of the UM/UIM reserve releases and other significant changes in assumptions discussed above, commercial lines reserve development over the past three years was consistent with:
•	The initiative, begun in 2001, to establish higher initial case reserves on liability claims in the period in which the claim is reported

•	The initiative, begun in 2000 and expanded to other states in 2004, to use a claims mediation process that promotes earlier liability settlement resolution

•	Increased loss expenses due to higher legal fees

•	Workers’ compensation claim reserve practices

•	Higher than expected medical inflation affecting the workers’ compensation line

•	Changes in reinsurance treaty retentions

•	Settlements that differed from the established case reserves

•	Changes in case reserves based on new information for specific claims or classes of claims

•	Differences in the timing of actual settlements compared with the payout patterns assumed in the accident year IBNR reductions

•	Lower risk profile after 2001 due to commercial lines underwriting initiatives

2006 10-K Page 67

Personal Lines Insurance Segment Reserves
For the business lines in the personal lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves. Total gross reserves were down slightly from year-end 2005 due to the decline in premiums in this business line. Homeowner gross reserves reflected the increase in large losses as we discussed in Personal Lines Insurance Results of Operations, Page 49.

(In millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
	reserves	reserves	reserves	reserves	of total

At December 31, 2006
Personal auto	$169	$5	$32	$206	46.2%
Homeowners	69	24	17	110	24.7
Other personal	55	61	14	130	29.1

Total	$293	$90	$63	$446	100.0%

At December 31, 2005 Personal auto	$175	$4	$34	$213	47.1%
Homeowners	70	21	18	109	24.0
Other personal	52	67	12	131	28.9

Total	$297	$92	$64	$453	100.0%

The following table provides the amounts of net reserve changes made over the past three years by personal line of business and accident year:

(Dollars in millions)	Personal		Other
	auto	Homeowner	personal	Totals

As of December 31, 2006
2005 accident year	$4	$5	$(7)	$2
2004 accident year	6	1	(2)	5
2003 accident year	(3)	0	(4)	(7)
2002 accident year	(2)	(1)	(4)	(7)
2001 accident year	(2)	0	(2)	(4)
2000 accident year	(1)	0	(3)	(4)
1999 and prior accident years	0	0	(3)	(3)

Deficiency/(redundancy)	$2	$5	$(25)	$(18)

Reserves as originally estimated	$213	$99	$118	$430
Reserves re-estimated as of December 31, 2006	215	104	93	412

Deficiency/(redundancy)	$2	$5	$(25)	$(18)

Impact on loss and loss expense ratio	0.6%	1.5%	(28.6)%	(2.4)%

As of December 31, 2005
2002 accident year	$0	$0	$(5)	$(5)
2001 accident year	0	(2)	(11)	(13)
2000 accident year	(3)	0	(3)	(6)
1999 accident year	(4)	0	(3)	(7)
1998 accident year	(1)	0	0	(1)
1997 accident year	0	1	0	1
1996 and prior accident years	0	0	(3)	(3)

Deficiency/(redundancy)	$(8)	$(1)	$(25)	$(34)

Reserves as originally estimated	$231	$114	$125	$470
Reserves re-estimated as of December 31, 2005	223	113	100	436

Deficiency/(redundancy)	$(8)	$(1)	$(25)	$(34)

Impact on loss and loss expense ratio	(1.9)%	(0.4)%	(28.7)%	(4.3)%

As of December 31, 2004
2001 accident year	$9	$(1)	$(3)	$5
2000 accident year	1	(1)	(4)	(4)
1999 accident year	(3)	(4)	(5)	(12)
1998 accident year	(3)	(1)	(3)	(7)
1997 accident year	(1)	0	0	(1)
1996 accident year	(1)	0	0	(1)
1995 and prior accident years	(1)	0	(1)	(2)

Deficiency/(redundancy)	$1	$(7)	$(16)	$(22)

Reserves as originally estimated	$224	$90	$116	$430
Reserves re-estimated as of December 31, 2004	225	83	100	408

Deficiency/(redundancy)	$1	$(7)	$(16)	$(22)

Impact on loss and loss expense ratio	0.2%	(2.7)%	(18.9)%	(2.8)%

2006 10-K Page 68

The overall favorable development recorded in the personal lines segment reserves illustrates the potential for revisions inherent in estimating reserves. Personal lines reserve development over the past three years was consistent with:
•	The initiative, begun in 2001, to establish higher initial case reserves on liability claims in the period in which the claim is reported
•	Settlements that differed from the established case reserves
•	Changes in reinsurance treaty retentions
•	Changes in case reserves based on new information for specific claims or classes of claims
•	Differences in the timing of actual settlements compared with the payout patterns assumed in the accident year IBNR reductions
•	Recognition of favorable case reserve development
Life Insurance Reserves
Gross life policy reserves were $1.409 billion at year-end 2006, compared with $1.343 billion at year-end 2005. We establish reserves for traditional life insurance policies based on expected expenses, mortality, morbidity, withdrawal rates and investment yields, including a provision for uncertainty. Once these assumptions are established, they generally are maintained throughout the lives of the contracts. We use both our own experience and industry experience adjusted for historical trends in arriving at our assumptions for expected mortality, morbidity and withdrawal rates. We use our own experience and historical trends for setting our assumptions for expected expenses. We base our assumptions for expected investment income on our own experience adjusted for current economic conditions.
We establish reserves for our universal life, deferred annuity and investment contracts equal to the cumulative account balances, which include premium deposits plus credited interest less charges and withdrawals. Some of our universal life insurance policies contain no-lapse guarantee provisions. For these policies, we establish a reserve in addition to the account balance based on expected no-lapse guarantee benefits and expected policy assessments.
We regularly review our life insurance business to ensure that any deferred acquisition cost associated with the business is recoverable and that our actuarial liabilities (life insurance segment reserves) make sufficient provision for future benefits and related expenses.
2007 Reinsurance Programs
A single large loss or an unexpected rise in claims severity or frequency due to a catastrophic event could present us with a liquidity and financial risk. In an effort to control such losses, we forego marketing property casualty insurance in specific geographic areas, monitor our exposure in certain coastal regions, review aggregate exposures to huge disasters and purchase reinsurance. We use the Risk Management Solutions (RMS) and Applied Insurance Research (AIR) models to evaluate exposures in determining appropriate reinsurance coverage programs. In conjunction with these activities, we also continue to evaluate information provided by our reinsurance broker. These various sources explore and analyze credible scientific evidence, including the impact of global climate change, which may affect our exposure under insurance policies.
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
Currently participating on our property and casualty per-occurrence programs are Hannover Reinsurance Company, Munich Reinsurance America, Partner Reinsurance Company of the U.S. and Swiss Reinsurance America Corporation and its subsidiaries, all of which have A.M. Best insurer financial strength ratings of A (Excellent) or A+ (Superior). Our property catastrophe program is subscribed through a broker by reinsurers from the United States, Bermuda, London and European markets.
Primary components of the 2007 property and casualty reinsurance program include:
•	Property per risk treaty – The primary purpose of the property treaty is to provide capacity up to $25 million, supplying adequate capacity for the majority of the risks we write and also includes protection for extra-contractual liability coverage losses. The ceded premium is estimated to be $35 million for 2007, compared with $30 million in 2006 and $29 million in 2005. We retain the first $4 million of each loss. Losses between $4 million and $25 million are reinsured at 100 percent.

2006 10-K Page 69

•	Casualty per occurrence treaty – The casualty treaty provides capacity up to $25 million. Similar to the property treaty, this provides sufficient capacity to cover the vast majority of casualty accounts we insure and also includes protection for extra-contractual liability coverage losses. The ceded premium is estimated to be $50 million in 2007, compared with $45 million in 2006 and $64 million in 2005. We retain the first $4 million of each loss. Losses between $4 million and $25 million are reinsured at 100 percent.

We have modified our casualty per occurrence treaty for director and officer policies for four Fortune 1000 companies and one financial services company. For one of the five companies, our retention could be as high as $15 million rather than the $4 million for a typical policy; for one of the companies, our retention could be as high as $10 million; for the remaining three companies, our retention per policy could be as high as $5 million. We believe the additional risk undertaken with these selected policies remains at an acceptable level based on our financial strength. We arranged for this exception for this small group of companies to maintain business relationships with key agencies and insureds. We intend to review this element of our working treaties on an ongoing basis.

•	Casualty excess treaties – We purchase a casualty reinsurance treaty that provides an additional $25 million in protection for certain casualty losses. This treaty, along with the casualty per occurrence treaty, provides a total of $50 million of protection for workers’ compensation, extra-contractual liability coverage and clash coverage losses, which is used when there is a single occurrence involving multiple policyholders of The Cincinnati Insurance Companies or multiple coverages for one insured. The ceded premium is estimated to be $2 million in 2007 and is comparable with the premium paid in 2006.

We purchase another casualty excess treaty, which provides an additional $20 million in casualty loss coverage. This treaty also provides catastrophic coverage for workers’ compensation and extra-contractual liability coverage losses. The ceded premium is estimated to be $1 million for 2007, comparable with the premium paid in 2006.

•	Property catastrophe treaty – To protect against catastrophic events such as wind and hail, hurricanes or earthquakes, we purchase property catastrophe reinsurance, with a limit up to $500 million. For the 2007 treaty, ceded premiums are estimated to be $49 million, up from $38 million in 2006, and $29 million, excluding the reinstatement premium, in 2005. The premium increase for 2007 primarily was due to the difficult market conditions brought on in part by the record catastrophe losses experienced by reinsurance companies in recent years. Our retention on this program remains at $45 million and we will retain:
o	5 percent of losses between $45 million and $200 million

o	14 percent of losses between $200 million and $300 million

o	18 percent of losses between $300 million and $500 million
Our maximum exposure to a 2007 catastrophic event that resulted in $500 million in losses would be $103 million compared with $68 million in 2006. The largest catastrophe loss in our history was $87 million before reinsurance.
Individual risks with insured values in excess of $25 million, as identified in the policy, are handled through a different reinsurance mechanism. We reinsure property coverage for individual risks with insured values between $25 million and $50 million under an automatic facultative treaty. For risks with property values exceeding $50 million, we negotiate the purchase of facultative coverage on an individual certificate basis. For casualty coverage on individual risks with limits exceeding $25 million, facultative reinsurance coverage is placed on an individual certificate basis.
Responding to the challenges presented by terrorism has become a very important issue for the insurance industry over the last five years. Terrorism coverage at various levels has been secured in all of our reinsurance agreements. The broadest coverage for this peril is found in the property and casualty working treaties, which provide coverage for commercial and personal risks. In addition, our property catastrophe treaty provides coverage for personal risks and the majority of our reinsurers provide limited coverage for commercial risks with total insured values of $10 million or less.
Reinsurance protection for the company’s surety business is covered under separate treaties with many of the same reinsurers that write the property casualty working treaties.
Reinsurance protection for our life insurance business is covered under separate treaties with many of the same reinsurers that write the property casualty working treaties. In 2005, we modified our reinsurance protection for our term life insurance business due to changes in the marketplace that affected the cost and availability of reinsurance for term life insurance. We are retaining no more than a $500,000 exposure, ceding the balance using excess over retention mortality coverage, and retaining the policy reserve. Retaining the policy reserve has no direct impact on GAAP results. However, because of the conservative nature of statutory reserving principles, retaining the policy reserve unduly depresses our statutory earnings and requires a large commitment of our capital. We also have catastrophe reinsurance coverage on our life insurance operations

2006 10-K Page 70

that reimburses us up to $20 million for covered net losses in excess of $5 million. The treaty contains a reinstatement provision, provided the covered losses were not due to terrorism, and contains protection for extra-contractual liability coverage losses. For term life insurance business written prior to 2005, we retain 10 percent to 25 percent of each term policy, not to exceed $500,000, ceding the balance or mortality risk and policy reserve.
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
Safe Harbor Statement
This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in our Item 1A, Risk Factors, Page 20. Although we often review or update our forward-looking statements when events warrant, we caution our readers that we undertake no obligation to do so.
Factors that could cause or contribute to such differences include, but are not limited to:
•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes

•	Increased frequency and/or severity of claims

•	Inaccurate estimates or assumptions used for critical accounting estimates

•	Events or actions, including unauthorized intentional circumvention of controls, that reduce the company’s future ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002

•	Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:
o	Downgrade of the company’s financial strength ratings

o	Concerns that doing business with the company is too difficult or

o	Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace
•	Delays or inadequacies in the development, implementation, performance and benefits of technology projects and enhancements

•	Ability to obtain adequate reinsurance on acceptable terms, amount of reinsurance purchased, financial strength of reinsurers and the potential for non-payment or delay in payment by reinsurers

•	Increased competition that could result in a significant reduction in the company’s premium growth rate

•	Underwriting and pricing methods adopted by competitors that could allow them to identify and flexibly price risks, which could decrease our competitive advantages

•	Actions of insurance departments, state attorneys general or other regulatory agencies that:
o	Restrict our ability to exit or reduce writings of unprofitable coverages or lines of business

o	Place the insurance industry under greater regulatory scrutiny or result in new statutes, rules and regulations

o	Increase our expenses

o	Add assessments for guaranty funds, other insurance related assessments or mandatory reinsurance arrangements; or that impair our ability to recover such assessments through future surcharges or other rate changes

o	Limit our ability to set fair, adequate and reasonable rates

o	Place us at a disadvantage in the marketplace or

o	Restrict our ability to execute our business model, including the way we compensate agents
•	Sustained decline in overall stock market values negatively affecting the company’s equity portfolio and book value; in particular a sustained decline in the market value of Fifth Third shares, a significant equity holding
•	Recession or other economic conditions or regulatory, accounting or tax changes resulting in lower demand for insurance products

2006 10-K Page 71

•	Events that lead to a significant decline in the value of a particular security and impairment of the asset
•	Prolonged low interest rate environment or other factors that limit the company’s ability to generate growth in investment income or interest-rate fluctuations that result in declining values of fixed-maturity investments
•	Adverse outcomes from litigation or administrative proceedings
•	Investment activities or market value fluctuations that trigger restrictions applicable to the parent company under the Investment Company Act of 1940
•	Events, such as an avian flu epidemic, natural catastrophe, terrorism or construction delays, that could hamper our ability to assemble our workforce at our headquarters location
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

2006 10-K Page 72

Risks associated with the five asset classes described in Item 1, Investments Segment, Page 14, can be summarized as follows (H – high, A – average, L – low):

	Taxable	Tax-exempt	Common	Preferred	Short-term
	fixed maturities	fixed maturities	equities	equities	investments

Political	A	H	A	A	L
Regulatory	A	A	A	A	L
Economic	A	A	H	A	L
Revaluation	A	A	H	A	L
Interest rate	H	H	A	H	L
Fraud	A	L	A	A	L
Credit	A	L	A	A	L
Default	A	L	A	A	L
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
Interest Rate Sensitivity Analysis
Because of our strong surplus, long-term investment horizon and ability to hold most fixed-maturity investments until maturity, we believe the company is well positioned if interest rates were to rise. A higher rate environment would provide the opportunity to invest cash flow in higher-yielding securities, while reducing the likelihood of untimely redemptions of currently callable securities. While higher interest rates would be expected to continue to increase the number of fixed-maturity holdings trading below 100 percent of book value, we believe lower fixed-maturity security values due solely to interest rate changes would not signal a decline in credit quality.
A dynamic financial planning model developed during 2002 uses analytical tools to assess market risks. As part of this model, the effective duration of the fixed-maturity portfolio is continually monitored by our investment department to evaluate the theoretical impact of interest rate movements.

2006 10-K Page 73

The table below summarizes the effect of hypothetical changes in interest rates on the fixed-maturity portfolio:

(In millions)	Fair value of	Effective duration
	fixed maturity	100 basis point	100 basis point
	portfolio	spread decrease	spread increase

At December 31, 2006	$5,805	$6,099	$5,511

At December 31, 2005	5,476	5,759	5,194
The effective duration of the fixed maturity portfolio is currently 5.1 years. A 100 basis point movement in interest rates would result in an approximately 5.1 percent change in the market value of the fixed maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its market value will be to changes in the general level of interest rates, exclusive of call features. The market values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads. In prior reporting periods we have expressed our interest rate sensitivity using both modified duration and duration to worst measures. Going forward, we will use effective duration, a measure we believe more accurately depicts duration on an option-adjusted basis.
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
Equity Investments
Common stocks are subject to a variety of risk factors encompassed under the umbrella of market risk. General economic swings influence the performance of the underlying industries and companies within those industries. A downturn in the economy can have a negative impact on an equity portfolio. Industry- and company-specific risks have the potential to substantially affect the market value of the company’s equity portfolio. We address these risks by maintaining investments in a small group of holdings that we can analyze closely, better understanding their business and the related risk factors.
At December 31, 2006, the company held 13 individual equity positions valued at approximately $100 million or above, see Item 1, Investments Segment, Page 14, for additional details on these holdings. These equity positions accounted for approximately 91.8 percent of the unrealized appreciation of the entire portfolio.
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
Our investments are heavily weighted toward the financials sector, which represented 66.6 percent of the total fair value of the common stock portfolio at December 31, 2006. Financials sector investments typically underperform the overall market during periods when interest rates are expected to rise. We historically have seen these types of short-term fluctuations in market value of our holdings as potential buying opportunities but are cognizant that a prolonged downturn in this sector could create a long-term negative effect on the portfolio.
Over the longer term, our objective is for the performance of our equity portfolio to exceed that of the broader market. Over the five years ended December 31, 2006, our compound annual equity portfolio return was 2.0 percent compared with a compound annual total return of 6.2 percent for the Standard & Poor’s 500 Index, a common benchmark of market performance. In 2006, our annual equity portfolio return was 16.1 percent, compared with an annual total return of 15.8 percent for that Index. Our equity portfolio underperformed the market for the five-year period because of the decline in the market value of our holdings of Fifth Third common stock between 2002 and year-end 2005.
The primary risks related to preferred stocks are similar to those related to investment grade corporate bonds. Falling interest rates adversely affect market values due to the normal inverse relationship between rates and yields. Credit risk exists due to the subordinate position of preferred stocks in the capital structure. We minimize this risk by primarily purchasing investment grade preferred stocks of issuers with a strong history of paying a common stock dividend.

2006 10-K Page 74

Fifth Third Bancorp Holding
One of our common stock holdings, Fifth Third, accounted for 25.7 percent of our shareholders’ equity at year-end 2006 and dividends earned from our Fifth Third investment were 20.2 percent of our investment income in 2006.

(In millions except market price data)	Years ended December 31,
	2006	2005

Fifth Third Bancorp common stock holding:
Dividends earned	$115	$106
Percent of total net investment income	20.2%	20.2%

	At December 31,	At December 31,
	2006	2005

Shares held	73	73

Closing market price of Fifth Third	$40.93	$37.72
Book value of holding	283	283
Fair value of holding	2,979	2,745
After-tax unrealized gain	1,752	1,600

Market value as a percent of total equity investments	38.2%	38.6%
Market value as a percent of invested assets	21.7	21.6
Market value as a percent of total shareholders’ equity	43.8	45.1
After-tax unrealized gain as a percent of total shareholders’ equity	25.7	26.3
Based on 2006 results, a 10 percent change in dividends earned from our Fifth Third holding would result in an $11 million change in pretax investment income and a $10 million change in after-tax earnings.
Every $1.00 change in the market price of Fifth Third’s common stock has approximately a 27 cent impact on our book value per share. A 20 percent change in the market price of Fifth Third’s common stock from its year-end 2006 closing price would result in a $596 million change in assets and a $387 million change in after-tax unrealized gains.
The market value of Fifth Third, our largest holding, has been affected by the residual effects of a regulatory review concluded in 2004 and, more recently, by a difficult interest rate environment. We believe that its management team can execute on the strategy for growth its management has defined. During this challenging period for the bank, we have continued to benefit from its superior dividend growth. In June 2006, Fifth Third increased its indicated annual dividend by 5.3 percent, which is expected to contribute an additional $6 million to investment income on an annualized basis.
Unrealized Investment Gains and Losses
At December 31, 2006, unrealized investment gains before taxes totaled $5.303 billion and unrealized investment losses in the investment portfolio amounted to $59 million.
Unrealized Investment Gains
The unrealized gains at December 31, 2006, were due to long-term gains from our holdings of Fifth Third common stock, which contributed 51.9 percent of the gain, and from our other common stock holdings, including ExxonMobil Corporation, The Procter & Gamble Company and PNC Financial Services Group, which each contributed at least 5 percent of the gain. Reflecting the company’s long-term investment philosophy, of the 1,294 securities trading at or above book value, 633, or 48.9 percent, have shown unrealized gains for more than 24 months.
Unrealized Investment Losses – Potential Other-than-temporary Impairments
During 2006 and 2005, a total of three securities were written down as other-than-temporarily impaired. We expect the number of securities trading below 100 percent of book value to fluctuate as interest rates rise or fall. Further, book values for some securities have been revised due to impairment charges recognized during 2003 and 2002. At December 31, 2006, 679 of the 1,973 securities we owned were trading below 100 percent of book value compared with 732 of the 1,814 securities we owned at December 31, 2005, and 208 of the 1,593 securities we owned at December 31, 2004.
The 679 holdings trading below book value at December 31, 2006, represented 19.8 percent of invested assets and $59 million in unrealized losses. We deem the risk related to securities trading between 70 percent and 100 percent of book value to be relatively minor and at least partially offset by the earned income potential of these investments.
•	671 of these holdings were trading between 90 percent and 100 percent of book value. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 671 securities was $2.698 billion at December 31, 2006, and they accounted for $55 million in unrealized losses.

2006 10-K Page 75

•	Eight of these holdings were trading below 90 percent of book value at December 31, 2006. The fair value of these holdings was $30 million, and they accounted for the remaining $4 million in unrealized losses. These holdings are being monitored for credit- and industry-related risk factors, but we believe the changes in value primarily are due to normal fluctuations and economic factors.

Of these securities, the largest is a media-related convertible debenture with a fair value of $9 million and an unrealized loss of $1.5 million. No other security had an unrealized loss in excess of $1 million.

•	No holdings were trading below 70 percent of book value at December 31, 2006.
As discussed in Critical Accounting Estimates, Asset Impairment, Page 37, when evaluating other-than-temporary impairments, we consider our intent and ability to retain a security for a period adequate to recover a substantial portion of its cost. Because of our investment philosophy and strong capitalization, we can hold securities until their scheduled redemption that might otherwise be deemed impaired as we evaluate their potential for recovery based on economic, industry or company factors.
The following table summarizes the length of time securities in the investment portfolio have been in a continuous unrealized gain or loss position.

(Dollars in millions)	6 Months or less		> 6 - 12 Months		> 12 - 24 Months		> 24 - 36 Months
		Gross		Gross		Gross		Gross
	Number	unrealized	Number	unrealized	Number	unrealized	Number	unrealized
	of issues	gain/loss	of issues	gain/loss	of issues	gain/loss	of issues	gain/loss

Taxable fixed maturities:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	28	(2)	55	(3)	195	(33)	40	(12)
Trading at 100% and above of book value	145	12	12	2	7	1	258	67

Total	173	10	67	(1)	202	(32)	298	55

Tax-exempt fixed maturities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	95	(1)	12	0	213	(3)	34	(2)
Trading at 100% and above of book value	437	9	14	1	3	0	337	31

Total	532	8	26	1	216	(3)	371	29

Common equities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	0	0	1	(2)	1	0	0	0
Trading at 100% and above of book value	7	10	6	267	2	14	33	4,875

Total	7	10	7	265	3	14	33	4,875

Preferred equities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	0	0	2	0	1	0	1	(1)
Trading at 100% and above of book value	24	6	2	0	0	0	5	8

Total	24	6	4	0	1	0	6	7

Short-term investments:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	1	0	0	0	0	0	0	0
Trading at 100% and above of book value	2	0	0	0	0	0	0	0

Total	3	0	0	0	0	0	0	0

Summary:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	124	(3)	70	(5)	410	(36)	75	(15)
Trading at 100% and above of book value	615	37	34	270	12	15	633	4,981

Total	739	$34	104	$265	422	$(21)	708	$4,966

2006 10-K Page 76

The following table summarizes the investment portfolio:

(Dollars in millions)				Gross	Gross
	Number	Book	Fair	unrealized	investment
	of issues	value	value	gain/loss	income

At December 31, 2006
Taxable fixed maturities:
Trading below 70% of book value	0	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	318	1,943	1,893	(50)	100
Trading at 100% and above of book value	422	1,414	1,496	82	93
Securities sold in current year	0	0	0	0	10

Total	740	3,357	3,389	32	203

Tax-exempt fixed maturities:
Trading below 70% of book value	0	0	0	0	0
Trading at 70% to less than 100% of book value	354	785	778	(7)	26
Trading at 100% and above of book value	791	1,597	1,638	41	72
Securities sold in current year	0	0	0	0	3

Total	1,145	2,382	2,416	34	101

Common equities:
Trading below 70% of book value	0	0	0	0	0
Trading at 70% to less than 100% of book value	2	35	33	(2)	0
Trading at 100% and above of book value	48	2,365	7,531	5,166	240
Securities sold in current year	0	0	0	0	1

Total	50	2,400	7,564	5,164	241

Preferred equities:
Trading below 70% of book value	0	0	0	0	0
Trading at 70% to less than 100% of book value	4	18	18	0	1
Trading at 100% and above of book value	31	203	217	14	11
Securities sold in current year	0	0	0	0	0

Total	35	221	235	14	12

Short-term investments:
Trading below 70% of book value	0	0	0	0	0
Trading at 70% to less than 100% of book value	1	6	6	0	0
Trading at 100% and above of book value	2	89	89	0	0
Securities sold in current year	0	0	0	0	5

Total	3	95	95	0	5

Portfolio summary:
Trading below 70% of book value	0	0	0	0	0
Trading at 70% to less than 100% of book value	679	2,787	2,728	(59)	127
Trading at 100% and above of book value	1,294	5,668	10,971	5,303	416
Securities sold in current year	0	0	0	0	19

Total	1,973	$8,455	$13,699	$5,244	$562

At December 31, 2005
Portfolio summary:
Trading below 70% of book value	2	$12	$8	$(4)	$1
Trading at 70% to less than 100% of book value	730	2,894	2,820	(74)	118
Trading at 100% and above of book value	1,082	4,684	9,829	5,145	387
Securities sold in current year	0	0	0	0	18

Total	1,814	$7,590	$12,657	$5,067	$524

2006 10-K Page 77

Item 8. Financial Statements and Supplementary Data
Responsibility for Financial Statements
We have prepared the consolidated financial statements of Cincinnati Financial Corporation and our subsidiaries for the year ended December 31, 2006, in accordance with accounting principles generally accepted in the United States of America (GAAP).
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
Deloitte & Touche LLP, our independent registered public accounting firm, audited the consolidated financial statements of Cincinnati Financial Corporation and subsidiaries for the year ended December 31, 2006. Their report is on Page 80. Deloitte’s auditors met with our audit committee to discuss the results of their examination. They have the opportunity to present their opinions about the adequacy of internal controls and the quality of financial reporting without management present.

2006 10-K Page 78

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
The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the company maintained effective internal control over financial reporting as of December 31, 2006. The assessment led management to conclude that, as of December 31, 2006, the company’s internal control over financial reporting was effective based on those criteria.
The company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2006, and the company’s management assessment of our internal control over financial reporting. This report appears below.

/S/ John J. Schiff, Jr. John J. Schiff, Jr., CPCU
Chairman and Chief Executive Officer

/S/ Kenneth W. Stecher Kenneth W. Stecher
Chief Financial Officer, Executive Vice President, Secretary and Treasurer
(Principal Accounting Officer)

February 23, 2007

2006 10-K Page 79

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Cincinnati Financial Corporation:
We have audited the consolidated balance sheets of Cincinnati Financial Corporation and subsidiaries (the company) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(c). We also have audited management’s assessment, included in the Management’s Annual Report on Internal Control Over Financial Reporting report, that the company maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 1 to the Consolidated Financial Statements, the company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, on January 1, 2006, and the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Benefit Plans on December 31, 2006.
/S/ Deloitte & Touche LLP
Cincinnati, Ohio
February 23, 2007

2006 10-K Page 80

Cincinnati Financial Corporation and Subsidiaries
Consolidated Balance Sheets

(Dollars in millions except per share data)	December 31,	December 31,
	2006	2005

ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2006—$5,739; 2005—$5,387)	$5,805	$5,476
Equity securities, at fair value (cost: 2006—$2,621; 2005—$2,128)	7,799	7,106
Short-term investments, at fair value (amortized cost: 2006— $95; 2005—$75)	95	75
Other invested assets	60	45

Total investments	13,759	12,702

Cash and cash equivalents	202	119
Investment income receivable	121	117
Finance receivable	108	105
Premiums receivable	1,128	1,116
Reinsurance receivable	683	681
Prepaid reinsurance premiums	13	14
Deferred policy acquisition costs	453	429
Land, building and equipment, net, for company use (accumulated depreciation:
2006—$261; 2005—$232)	193	168
Other assets	58	66
Separate accounts	504	486

Total assets	$17,222	$16,003

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$3,896	$3,661
Life policy reserves	1,409	1,343
Unearned premiums	1,579	1,559
Other liabilities	533	455
Deferred income tax	1,653	1,622
Note payable	49	0
6.125% senior notes due 2034	371	371
6.9% senior debentures due 2028	28	28
6.92% senior debentures due 2028	392	392
Separate accounts	504	486

Total liabilities	10,414	9,917

Commitments and contingent liabilities (Note 15)	—	—

SHAREHOLDERS’ EQUITY
Common stock, par value—$2 per share; (authorized: 2006—500 million shares, 2005—500 million shares; issued: 2006—196 million shares, 2005—194 million shares)	391	389
Paid-in capital	1,015	969
Retained earnings	2,786	2,088
Accumulated other comprehensive income	3,379	3,284
Treasury stock at cost (2006—23 million shares, 2005—20 million shares)	(763)	(644)

Total shareholders’ equity	6,808	6,086

Total liabilities and shareholders’ equity	$17,222	$16,003

Accompanying notes are an integral part of this statement.

2006 10-K Page 81

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Income

(In millions except per share data)	Years ended December 31,
	2006	2005	2004

REVENUES
Earned premiums
Property casualty	$3,163	$3,058	$2,919
Life	115	106	101
Investment income, net of expenses	570	526	492
Realized investment gains and losses	684	61	91
Other income	18	16	11

Total revenues	4,550	3,767	3,614

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	2,128	1,911	1,846
Commissions	630	627	615
Other operating expenses	354	302	270
Taxes, licenses and fees	77	72	75
Increase in deferred policy acquisition costs	(21)	(19)	(30)
Interest expense	53	51	38

Total benefits and expenses	3,221	2,944	2,814

INCOME BEFORE INCOME TAXES	1,329	823	800

PROVISION (BENEFIT) FOR INCOME TAXES
Current	404	188	171
Deferred	(5)	33	45

Total provision for income taxes	399	221	216

NET INCOME	$930	$602	$584

PER COMMON SHARE
Net income—basic	$5.36	$3.44	$3.30
Net income—diluted	5.30	3.40	3.28
Accompanying notes are an integral part of this statement.

2006 10-K Page 82

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions)	Years ended December 31,
	2006	2005	2004

COMMON STOCK
Beginning of year	$389	$370	$352
5% stock dividend	0	18	18
Stock options exercised	2	1	0

End of year	391	389	370

PAID-IN CAPITAL
Beginning of year	969	618	306
5% stock dividend	0	341	312
Stock loan	0	0	(3)
Stock options exercised	28	9	3
Share-based compensation	17	0	0
Other	1	1	0

End of year	1,015	969	618

RETAINED EARNINGS
Beginning of year	2,088	2,057	1,986
Net income	930	602	584
5% stock dividend	0	(359)	(330)
Dividends declared	(232)	(212)	(183)

End of year	2,786	2,088	2,057

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	3,284	3,787	4,084
Other comprehensive income, net	127	(503)	(297)
Cumulative effect of change in accounting for pension obligations	(32)	0	0

End of year	3,379	3,284	3,787

TREASURY STOCK
Beginning of year	(644)	(583)	(524)
Purchase	(120)	(63)	(66)
Reissued	1	2	7

End of year	(763)	(644)	(583)

Total shareholders’ equity	$6,808	$6,086	$6,249

COMMON STOCK — NUMBER OF SHARES OUTSTANDING
Beginning of year	174	167	160
5% stock dividend	0	9	8
Shares issued	1	0	0
Purchase of treasury shares	(2)	(2)	(1)

End of year	173	174	167

COMPREHENSIVE INCOME
Net income	$930	$602	$584
Other comprehensive income, net	127	(503)	(297)

Total comprehensive income	$1,057	$99	$287

Accompanying notes are an integral part of this statement.

2006 10-K Page 83

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(In millions)	Years ended December 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$930	$602	$584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	38	33	28
Realized gains on investments	(684)	(61)	(91)
Share-based compensation	17	0	0
Interest credited to contract holders	31	28	24
Changes in:
Investment income receivable	(3)	(10)	(8)
Premiums and reinsurance receivable	(13)	2	(118)
Deferred policy acquisition costs	(21)	(19)	(30)
Other assets	17	5	(13)
Loss and loss expense reserves	235	112	134
Life policy reserves	81	84	109
Unearned premiums	20	20	93
Other liabilities	(5)	(17)	83
Deferred income tax	(5)	33	45
Current income tax	(23)	(7)	(17)

Net cash provided by operating activities	615	805	823

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	110	243	175
Call or maturity of fixed maturities	343	466	664
Sale of equity securities	859	104	536
Collection of finance receivables	35	34	32
Purchase of fixed maturities	(753)	(1,297)	(1,718)
Purchase of equity securities	(689)	(219)	(148)
Change in short-term investments, net	(15)	(4)	(71)
Investment in buildings and equipment, net	(52)	(44)	(33)
Investment in finance receivables	(41)	(45)	(46)
Collection of negotiated settlement-software cost recovery	0	0	9
Change in other invested assets, net	(11)	(9)	(1)

Net cash used in investing activities	(214)	(771)	(601)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 6.125% senior notes	0	0	371
Debt issuance costs from 6.125% senior notes	0	0	(4)
Payment of cash dividends to shareholders	(228)	(204)	(177)
Purchase of treasury shares	(120)	(61)	(59)
Increase in notes payable	49	0	(183)
Proceeds from stock options exercised	27	11	3
Contract holder funds deposited	32	87	93
Contract holder funds withdrawn	(78)	(54)	(51)
Excess tax benefits on share-based compensation	2	0	0
Other	(2)	0	0

Net cash used in financing activities	(318)	(221)	(7)

Net increase (decrease) in cash and cash equivalents	83	(187)	215
Cash and cash equivalents at beginning of year	119	306	91

Cash and cash equivalents at end of year	$202	$119	$306

Supplemental disclosures of cash flow information:
Interest paid (net of capitalized interest: 2006—$2; 2005—$1; 2004—$0)	$53	$51	$34
Income taxes paid	429	195	188

Non-cash activities:
Conversion of fixed maturity to equity security and fixed maturity investments	$50	$42	$23
Equipment acquired under capital lease obligations	12	0	0
Accompanying notes are an integral part of this statement.

2006 10-K Page 84

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
In accordance with GAAP, we have made estimates and assumptions that affect the amounts we report and discuss in the consolidated financial statements and accompanying notes. Actual results could differ from our estimates.
Earnings per Share
Net income per common share is based on the weighted average number of common shares outstanding during each of the respective years. We calculate net income per common share (diluted) assuming the exercise of stock options. We have adjusted shares and earnings per share to reflect all stock splits and dividends prior to December 31, 2006, including the 5 percent stock dividend paid April 26, 2005.
Share-based Compensation
We grant qualified and non-qualified stock options (share-based compensation) under our plans. These stock options are granted to associates at an exercise price that is not less than market price at the date of grant and are exercisable over 10 year periods. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by the Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Income for the years ended December 31, 2005 and 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payment, using the modified-prospective-transition method. We have elected to use the alternative method for determining the beginning balance of the additional paid-in capital pool, as described in FASB Staff Position 123(R)-3. See Note 16, Page 100, for more information regarding our share-based compensation.
Property Casualty Insurance
Property casualty policy written premiums are deferred and recorded as earned premiums on a pro rata basis over the terms of the policies. We record as unearned premium the portion of written premiums that apply to unexpired policy terms. The expenses associated with issuing insurance policies – primarily commissions, premium taxes and underwriting costs – are deferred and amortized over the terms of policies.
Certain property casualty policies are not booked before the effective date. An actuarial estimate is made to determine the amount of unbooked written premiums. The majority of the estimate is unearned and does not have a material impact on earned premium.
We establish reserves to cover the expected cost of claims – or losses – and our expenses related to investigating, processing and resolving claims. Although determining the appropriate amount of reserves including reserves for catastrophe losses is inherently uncertain, we base our decisions on past experience and current facts. Reserves are based on claims reported prior to the end of the year and estimates of unreported claims. We take into account the fact that we may recover some of our costs through salvage and subrogation. We regularly review and update reserves using the most current information available. Any resulting adjustments are reflected in current year insurance losses and policyholder benefits.
The Cincinnati Insurance Companies actively market property casualty insurance policies in 32 states. Our 10 largest states generated 70.0 percent and 69.7 percent of total property casualty premiums in 2006 and 2005. Ohio, our largest state, accounted for 22.0 percent and 22.5 percent of total earned premiums in 2006 and 2005. Agencies in Georgia, Illinois, Indiana, Michigan, North Carolina, Pennsylvania and Virginia each contributed between 4 percent and 10 percent of premium volume in 2006. No single agency relationship accounted for more than 1.2 percent of the company’s total agency direct earned premiums in 2006.

2006 10-K Page 85

Policyholder Dividends
Certain workers’ compensation policies include the possibility of an insured earning a return of a portion of their premium, called a policyholder dividend. The dividend is generally calculated by determining the profitability of a policy year along with the associated premium. We reserve for all probable future policyholder dividend payments.
Life and Health Insurance
We offer several types of life and health insurance and we account for each according to the duration of the contract. Short-duration contracts are written to cover claims that arise during a short, fixed term of coverage. We generally have the right to change the amount of premium charged or cancel the coverage at the end of each contract term. Group life insurance is an example. We record premiums for short-duration contracts similarly to property casualty contracts.
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
When we issue a traditional long-duration contract, we capitalize acquisition costs. Acquisition costs are costs which vary with, and are primarily related to, the production of new business. We then charge these deferred policy acquisition costs to expenses over the premium paying period of the contract and we use the same assumptions that we use when we establish the liability for the contract.
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
For universal life long-duration contracts we maintain a liability equal to the policyholder account value. There is no provision for adverse deviation. Some of our universal life policies contain no-lapse guarantee provisions. For these policies, we establish a reserve in addition to the account balance, based on expected no-lapse guarantee benefits and expected policy assessments.
When we issue a universal life long-duration contract we capitalize acquisition costs. We then charge these capitalized costs to expenses over the term of coverage of the contract. When we charge deferred policy acquisition costs to expenses, we use assumptions based on our best estimates of long-term experience. We review and modify these assumptions on a regular basis.
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

2006 10-K Page 86

Generally, investment income and realized investment gains and losses of the separate accounts accrue directly to the contract holder and we do not include them in the Consolidated Statements of Income. Revenues and expenses related to separate accounts consist of contractual fees and mortality, surrender and expense risk charges. Also, each separate account BOLI includes a negotiated gain and loss sharing arrangement with the company. A percentage of each separate account’s realized gain and loss representing contract fees and assessments accrues to us and is transferred from the separate account to our general account and is recognized as revenue or expense.
Reinsurance
We reduce risk and uncertainty by buying property casualty and life reinsurance. Reinsurance contracts do not relieve us from our duty to policyholders, but rather help protect our financial strength to perform that duty. We estimate loss amounts recoverable from our reinsurers based on the reinsurance policy terms. Historically, our claims with reinsurers have been paid. We do not have an allowance for uncollectible reinsurance.
We also serve in a limited way as a reinsurer for other insurance companies, reinsurers and involuntary state pools. We record our transactions for such assumed reinsurance based on reports provided to us by the ceding reinsurer.
Cash and Cash Equivalents
Cash and cash equivalents include cash and money market funds.
Investments
Our portfolio investments are primarily in publicly traded fixed-maturity, equity and short-term investments, classified as available for sale at fair value in the consolidated financial statements. Fixed-maturity investments (taxable bonds, tax-exempt bonds and redeemable preferred stocks) and equity investments (common and non-redeemable preferred stocks) are classified as available for sale and recorded at fair value in the consolidated financial statements. Short-term investments are classified as available for sale and recorded at amortized cost, which approximates fair value, in the consolidated financial statements. The number of fixed-maturity securities trading below 100 percent of book value can be expected to fluctuate as interest rates rise or fall. Because of our strong surplus and long-term investment horizon, we intend to hold fixed-maturity investments until maturity, regardless of short-term fluctuations in fair values.
We include unrealized gains and losses on investments, net of taxes, in shareholders’ equity as accumulated other comprehensive income. Realized gains and losses on investments are recognized in net income on a specific identification basis.
Investment income consists mainly of interest and dividends. We record interest on an accrual basis and record dividends at the ex-dividend date. We amortize premiums and discounts on fixed-maturity securities using the effective interest method.
Facts and circumstances sometimes warrant investment write-downs. We record such other-than-temporary declines as realized investment losses.
Fair Value Disclosures
We primarily base fair value for investments in equity and fixed-maturity securities (including redeemable preferred stock and assets held in separate accounts) on quoted market prices or on data provided by an outside resource that supplies global securities pricing. When a price is not available from these sources, as the case of securities that are not publicly traded, we determine the fair value using quotes from independent brokers. The fair value of investments priced by independent brokers is less than 1 percent of the fair value of our total investment portfolio.
We estimate fair value for liabilities under investment-type insurance contracts (annuities) using discounted cash flow calculations. We base the calculations on interest rates offered on contracts of similar nature and maturity. We base fair value for long-term senior notes and notes payable on the quoted market prices for such notes.
Derivative Financial Instruments and Hedging Activities
Some of our investments contain embedded options. These investments include convertible debt and convertible preferred stock. We calculate fair value and account for the embedded options separately. The changes in fair values of embedded derivates are recognized in net income in the period they occur.
In 2006, CFC Investment Company, our commercial leasing and financing subsidiary, replaced $49 million of intercompany debt with borrowings against one of our short-term lines of credit to improve cash flow for the parent company. During the third quarter, we entered into an interest-rate swap to manage the variability of interest payments for certain variable-rate debt obligations ($49 million notional amount). Under this interest-rate swap contract, we have agreed to pay a fixed rate of interest for a three-year period. The contract is intended to be a hedge against changes in the amount of future cash flows associated with the related interest

2006 10-K Page 87

payments for our short-term line of credit. The interest-rate swap contract is reflected at fair value in our consolidated balance sheet.
SFAS No. 133, as amended, requires changes in the fair value of the company’s derivative financial instruments to be recognized periodically as realized gains or losses on the consolidated statement of income or as a component of accumulated other comprehensive income in shareholders’ equity, respectively. We recognized a $324,000 pretax realized investment loss due to the decline in the fair value of the interest rate swap prior to qualifying for hedge accounting treatment.
In October, we completed the necessary requirements for the interest-rate swap to qualify for hedge accounting treatment under SFAS No. 133. We expect that the interest-rate swap will be a highly effective hedge and that future changes in the fair value of the interest-rate swap will be recorded as a component of accumulated other comprehensive income. We do not expect any significant amounts to be reclassified into earnings in the next 12 months. The fair value of the company’s interest rate swap was $430,000 at December 31, 2006.
Securities Lending Program
In 2006, we began actively participating in a securities lending program under which certain fixed-maturity securities from our investment portfolio are loaned to other institutions for short periods of time. We require collateral in excess of the market value of the loaned securities. The collateral is invested in accordance with our guidelines in high-quality, short-duration instruments to generate additional investment income. The market value of the loaned securities is monitored on a daily basis and additional collateral is added or refunded as the market value of the loaned securities changes. The securities lending collateral is recognized as an asset, and classified as securities lending collateral, with a corresponding liability for the obligation to return the collateral.
We maintain the right and ability to redeem the fixed-maturity securities loaned on short notice and continue to earn interest on the securities. We maintain effective control over the securities that we have loaned, which are classified as invested assets on our consolidated balance sheets. Interest income on collateral, net of fees, was $697,000 for the twelve months ended December 31, 2006. At December 31, 2006, we had no securities on loan and held no collateral. We recalled our securities on loan prior to year end for statutory reporting reasons. We have continued the securities lending program in 2007.
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
Land, Building and Equipment
We record building and equipment at cost less accumulated depreciation. Certain equipment held under capital leases also is classified as property and equipment with the related lease obligations recorded as liabilities. Our depreciation is based on estimated useful lives (ranging from three years to 39 1/2 years) using straight-line and accelerated methods. Depreciation expense recorded in 2006, 2005 and 2004 was $38 million, $33 million and $30 million, respectively. We monitor land, building and equipment for potential impairments. Potential impairments may include a significant decrease in the market values of the assets, considerable cost overruns on projects or a change in legal factors or business climate, or other factors that indicate that the carrying amount may not be recoverable.
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

2006 10-K Page 88

changes) to shareholders’ equity in accumulated other comprehensive income. We charge deferred taxes associated with other differences to income.
New Accounting Pronouncements
SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS Nos. 133 and 140
In February 2006, Financial Accounting Standards Board (FASB) issued SFAS No. 155. This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006.
We adopted SFAS No. 155 on January 1, 2007, to permit fair value re-measurement for our hybrid financial instruments that contain embedded derivatives that required bifurcation under the original provisions of SFAS No. 133. The adoption is not expected to have a material impact on our results of operations or financial position.
SFAS No. 157, Fair Value Measurements
In September 2006, FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We currently are evaluating the timing and impact of adopting SFAS No. 157 on our financial position.
SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Nos. 87, 88, 106, and 132(R)
In September 2006, FASB issued SFAS No. 158, which requires that we recognize the over-funded or under-funded status of our defined benefit plans as an asset or liability. SFAS No. 158 is effective as of December 31, 2006, with changes in the funded status recognized through accumulated other comprehensive income in the year in which they occur.
The adoption of SFAS No. 158 resulted in an increase in liabilities of approximately $32 million on an after-tax basis with a corresponding reduction in accumulated other comprehensive income and shareholders’ equity. SFAS No. 158 did not change the amount of net periodic benefit expense recognized in an entity’s results of operations.
SAB No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements
In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of December 31, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108.The impact of adopting SAB No. 108 did not result in a material effect on our results of operations and financial position.
Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109
In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of January 1, 2007, as required. In the first quarter of 2007, we will record a cumulative effect adjustment of a change in accounting principle as prescribed by FIN 48. We do not expect FIN 48 to have a material effect on our results or operations or financial position.

2006 10-K Page 89

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
Reclassifications
We have reclassified certain prior-year amounts to conform with current-year classifications.
2. Investments

	Years ended December 31,
(In millions)	2006	2005	2004
Investment income summarized by investment category:
Interest on fixed maturities	$300	$280	$252
Dividends on equity securities	262	244	239
Other investment income	15	8	6

Total	577	532	497
Less investment expenses	7	6	5

Total	$570	$526	$492

Realized investment gains and losses summary:
Fixed maturities:
Gross realized gains	$27	$36	$36
Gross realized losses	(2)	(1)	(20)
Other-than-temporary impairments	(1)	(1)	(5)
Equity securities:
Gross realized gains	656	40	101
Gross realized losses	(5)	(6)	(30)
Other-than-temporary impairments	0	0	(1)
Embedded derivatives	7	(7)	10
Other	2	0	0

Total	$684	$61	$91

Change in unrealized investment gains and losses and other summary:
Fixed maturities	$(23)	$(198)	$(6)
Equity securities	200	(575)	(448)
Adjustment to deferred acquisition costs and life policy reserves	2	6	3
Other	2	18	(6)
Income taxes on above	(54)	246	160

Total	$127	$(503)	$(297)

At December 31, 2006, contractual maturity dates for fixed-maturity and short-term investments were:

	Amortized	Fair	% of Fair
(In millions)	cost	value	value
Maturity dates occurring:
Less than one year	$203	$204	3.5%
One year through five years	787	802	13.6
After five years through ten years	2,860	2,865	48.5
After ten years through twenty years	1,729	1,763	29.9
Over twenty years	255	266	4.5

Total	$5,834	$5,900	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.
At December 31, 2006, investments with book value of $64 million and fair value of $66 million were on deposit with various states in compliance with regulatory requirements.

2006 10-K Page 90

The following table analyzes cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our investments:

	Cost or
(In millions)	amortized	Gross unrealized		Fair
At December 31,	cost	gains	losses	value
2006
Fixed maturities:
States, municipalities and political subdivisions	$2,382	$40	$6	$2,416
Convertibles and bonds with warrants attached	264	17	3	278
Public utilities	140	4	2	142
United States government	5	0	0	5
Government-sponsored enterprises	995	0	23	972
Foreign government	3	0	0	3
All other corporate bonds and short-term investments	2,045	61	22	2,084

Total	$5,834	$122	$56	$5,900

Equity securities	$2,621	$5,181	$3	$7,799

2005
Fixed maturities:
States, municipalities and political subdivisions	$2,083	$48	$14	$2,117
Convertibles and bonds with warrants attached	270	17	9	278
Public utilities	139	5	1	143
United States government	5	0	0	5
Government-sponsored enterprises	992	0	19	973
Foreign government	3	0	0	3
All other corporate bonds and short-term investments	1,970	89	27	2,032

Total	$5,462	$159	$70	$5,551

Equity securities	$2,128	$4,986	$8	$7,106

This table reviews unrealized losses and fair values by investment category and by length of time securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
(In millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31,	value	losses	value	losses	value	losses
2006
Fixed maturities:
States, municipalities and political subdivisions	$190	$1	$589	$5	$779	$6
Convertibles and bonds with warrants attached	6	0	43	3	49	3
Public utilities	4	0	54	2	58	2
United States government	3	0	1	0	4	0
Government-sponsored enterprises	1	0	970	23	971	23
Foreign government	3	0	0	0	3	0
All other corporate bonds and short-term investments	88	2	726	20	814	22

Total	295	3	2,383	53	2,678	56
Equity securities:	39	2	11	1	50	3

Total	$334	$5	$2,394	$54	$2,728	$59

2005
Fixed maturities:
States, municipalities and political subdivisions	$754	$8	$173	$6	$927	$14
Convertibles and bonds with warrants attached	73	3	39	6	112	9
Public utilities	44	1	6	0	50	1
United States government	1	0	0	0	1	0
Government-sponsored enterprises	607	8	354	11	961	19
All other corporate bonds and short-term investments	387	11	284	16	671	27

Total	1,866	31	856	39	2,722	70
Equity securities:	59	2	47	6	106	8

Total	$1,925	$33	$903	$45	$2,828	$78

At December 31, 2006, 482 fixed-maturity investments with a total unrealized loss of $53 million and three equity securities with a total unrealized loss of $1 million had been in that position for 12 months or more. All were trading between 70 percent to less than 100 percent of book value.
At December 31, 2005, 177 fixed-maturity investments with a total unrealized loss of $39 million and three equity securities with a total unrealized loss of $6 million had been in that position for 12 months or more. All were trading between 70 percent to less than 100 percent of book value.

2006 10-K Page 91

Investments in companies that exceed 10 percent of our shareholders’ equity at December 31 include:

	2006		2005
(In millions)	Cost	Fair value	Cost	Fair value
Issuers:
Fifth Third Bancorp common stock	$283	$2,979	$283	$2,745
Exxon Mobil Corporation common stock	133	687	133	503
Alltel Corporation common stock and fixed maturity	0	0	122	807
We sold 12,700,164 shares of our holdings of Alltel Corporation common stock in January 2006 and 475,000 shares in December 2005. The sale contributed $647 million and $27 million to our 2006 and 2005 pretax realized gains. The sale contributed $412 million and $15 million to net income in 2006 and 2005, respectively.
3. Deferred Acquisition Costs
This table summarizes components of our deferred policy acquisition costs asset:

	At December 31,
(In millions)	2006	2005	2004
Deferred policy acquisition costs asset at beginning of year	$429	$400	$372
Capitalized deferred policy acquisition costs	706	683	657
Amortized deferred policy acquisition costs	(685)	(664)	(626)
Amortized shadow deferred policy acquisition costs	3	10	(3)

Deferred policy acquisition costs asset at end of year	$453	$429	$400

4. Property Casualty Loss and Loss Expenses
This table summarizes activity in the reserve for loss and loss expenses:

	Years ended December 31,
(In millions)	2006	2005	2004
Gross loss and loss expense reserves, January 1	$3,629	$3,514	$3,386
Less reinsurance receivable	518	537	541

Net loss and loss expense reserves, January 1	3,111	2,977	2,845

Net incurred loss and loss expenses related to:
Current accident year	2,124	1,972	1,949
Prior accident years	(116)	(160)	(196)

Total incurred	2,008	1,812	1,753

Net paid loss and loss expenses related to:
Current accident year	819	772	804
Prior accident years	944	906	817

Total paid	1,763	1,678	1,621

Net loss and loss expense reserves, December 31	3,356	3,111	2,977
Plus reinsurance receivable	504	518	537

Gross loss and loss expense reserves, December 31	$3,860	$3,629	$3,514

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
Because of changes in estimates of insured events in prior years, we decreased the provision for loss and loss expenses by $116 million, $160 million and $196 million in calendar years 2006, 2005 and 2004. These decreases are partly due to the effects of settling reported (case) and unreported (IBNR) reserves established in prior years for amounts less than expected.
The reserve for loss and loss expenses in the consolidated balance sheets also includes $36 million, $32 million and $35 million at December 31, 2006, 2005 and 2004, respectively, for certain life and health losses.
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

2006 10-K Page 92

We establish reserves for the company’s universal life, deferred annuity and investment contracts equal to the cumulative account balances, which include premium deposits plus credited interest less charges and withdrawals. Some of our universal life policies contain no-lapse guarantee provisions. For these policies, we establish a reserve in addition to the account balance, based on expected no-lapse guarantee benefits and expected policy assessments.
Here is a summary of our life policy reserves:

	At December 31,
(In millions)	2006	2005
Ordinary/traditional life	$453	$419
Universal life	396	376
Annuities	537	523
Other	23	25

Total	$1,409	$1,343

At both December 31, 2006 and 2005, the fair value associated with the annuities shown above was approximately $563 million.
6. Notes Payable
We had two lines of credit with commercial banks amounting to $125 million with an outstanding balance of $49 million at year-end 2006. We had no compensating balance requirement on short-term debt for either 2006 or 2005. We had two lines of credit with commercial banks amounting to $125 million with no outstanding balance at year-end 2005. Interest rates charged on such borrowings ranged from 5.90 percent to 6.03 percent during 2006.
The company’s subsidiary, CFC Investment Company, entered into an interest-rate swap agreement during 2006, which expires in three years, to hedge future cash flows (thereby obtaining a fixed interest rate of 5.985 percent) related to certain variable rate debt obligations. This swap is reflected at fair value in the consolidated balance sheets and the unrealized loss, net of tax, at December 31, 2006, of $69,000 is a component of shareholders’ equity in accumulated other comprehensive income. The company does not expect any significant amounts to be reclassified into earnings as a result of interest rate changes in the next 12 months.
7. Senior Debt
This table summarizes the principal amounts of our long-term debt excluding unamortized discounts:

(In millions)
Interest	Year of		At December 31,
rate	issue		2006	2005
6.90%	1998	Senior debentures, due 2028	$28	$28
6.92%	2005	Senior debentures, due 2028	392	392
6.125%	2004	Senior notes, due 2034	375	375

		Total	$795	$795

The fair value of our senior debt approximated $850 million at year-end 2006 and $870 million at year-end 2005. None of the notes are encumbered by rating triggers.
8. Shareholders’ Equity and Dividend Restrictions
Our insurance subsidiary declared dividends to the parent company of $275 million in 2006, $275 million in 2005 and $175 million in 2004. State of Ohio regulatory requirements restrict the dividends insurance subsidiaries can pay. Generally, the most Ohio-domiciled insurance subsidiaries can pay without prior regulatory approval is the greater of 10 percent of statutory surplus or 100 percent of statutory net income for the prior calendar year up to the amount of statutory unassigned surplus as of the end of the prior calendar year. Dividends exceeding these limitations may be paid only with approval of the Ohio Department of Insurance. During 2007, the total dividends that our lead insurance subsidiary may pay to our parent company without regulatory approval will be approximately $572 million.
As of December 31, 2006, 11.6 million shares of common stock were available for future stock option grants.
Declared cash dividends per share were $1.34, $1.21 and $1.04 for the years ended December 31, 2006, 2005 and 2004, respectively.

2006 10-K Page 93

Accumulated Other Comprehensive Income
The change in unrealized gains and losses on investments and derivatives included:

	Years ended December 31,
		2006			2005			2004
	Before	Income		Before	Income		Before	Income
(In millions)	tax	tax	Net	tax	tax	Net	tax	tax	Net
Accumulated unrealized gains (losses) on securities available for sale at January 1	$5,060	$1,776	$3,284	$5,809	$2,022	$3,787	$6,269	$2,183	$4,086
Net unrealized gains (losses)	880	298	582	(692)	(226)	(466)	(372)	(131)	(241)
Reclassification adjustment for (gains) losses included in net income	(701)	(245)	(456)	(61)	(21)	(40)	(91)	(31)	(60)
Adjustment to deferred acquisition costs and life policy reserves	2	1	1	4	1	3	3	1	2

Effect on other comprehensive income	181	54	127	(749)	(246)	(503)	(460)	(161)	(299)

Accumulated unrealized gains (losses) on securities available for sale at December 31	$5,241	$1,830	$3,411	$5,060	$1,776	$3,284	$5,809	$2,022	$3,787

Accumulated unrealized gains (losses) on derivatives used in cash flow hedging relationships at January 1	$0	$0	$0	$0	$0	$0	$(3)	$(1)	$(2)
Net unrealized gains (losses)	0	0	0	0	0	0	0	0	0
Reclassification adjustment for (gains) losses included in net income	0	0	0	0	0	0	3	1	2

Effect on other comprehensive income	0	0	0	0	0	0	3	1	2

Accumulated unrealized gains (losses) on derivatives used in cash flow hedging relationships at December 31	$0	$0	$0	$0	$0	$0	$0	$0	$0

Accumulated unrealized losses for pension obligations at January 1	$0	$0	$0	$0	$0	$0	$0	$0	$0
Cumulative effect of change in accounting for pension obligations	(49)	(17)	(32)	0	0	0	0	0	0

Accumulated unrealized losses for pension obligations at December 31	$(49)	$(17)	$(32)	$0	$0	$0	$0	$0	$0

Accumulated other comprehensive income at January 1	$5,060	$1,776	$3,284	$5,809	$2,022	$3,787	$6,266	$2,182	$4,084
Other comprehensive income (loss)	181	54	127	(749)	(246)	(503)	(457)	(160)	(297)
Cumulative effect of change in accounting for pension obligations	(49)	(17)	(32)	0	0	0	0	0	0

Accumulated other comprehensive income at December 31	$5,192	$1,813	$3,379	$5,060	$1,776	$3,284	$5,809	$2,022	$3,787

9. Reinsurance
Our statements of income include earned property casualty premiums on assumed and ceded business:

	Years ended December 31,
(In millions)	2006	2005	2004
Direct earned premiums	$3,296	$3,209	$3,062
Assumed earned premiums	26	28	32
Ceded earned premiums	(158)	(179)	(175)

Net earned premiums	$3,164	$3,058	$2,919

2006 10-K Page 94

Our statements of income include incurred property casualty loss and loss expenses on assumed and ceded business:

	Years ended December 31,
(In millions)	2006	2005	2004
Direct incurred loss and loss expenses	$2,072	$1,898	$1,870
Assumed incurred loss and loss expenses	13	40	17
Ceded incurred loss and loss expenses	(77)	(126)	(134)

Net incurred loss and loss expenses	$2,008	$1,812	$1,753

10. Income Taxes
Here is a summary of the major components of our net deferred tax liability:

	At December 31,
(In millions)	2006	2005
Deferred tax liabilities:
Unrealized gains on investments and derivatives	$1,824	$1,788
Deferred acquisition costs	142	135
Other	36	32

Total	2,002	1,955

Deferred tax assets:
Loss and loss expense reserves	190	179
Unearned premiums	109	108
Life policy reserves	22	26
Other	28	20

Total	349	333

Net deferred tax liability	$1,653	$1,622

The provision for federal income taxes is based upon a consolidated income tax return for the company and subsidiaries. As of December 31, 2006, we had no capital loss carry forwards.
The differences between the statutory income tax rates and our effective income tax rates are as follows:

	Years ended December 31,
	2006	2005	2004
Tax at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax-exempt municipal bonds	(2.2)	(3.2)	(2.5)
Dividend exclusion	(3.9)	(5.7)	(5.7)
Other	1.1	0.7	0.2

Effective rate	30.0%	26.8%	27.0%

Filed tax returns for calendar years 2000 through 2005 are currently open with the Internal Revenue Service. As of December 31, 2005, federal income taxes had not been provided for on our life insurance subsidiary’s Policyholder Surplus Account (PSA), which totaled $14 million as of December 31, 2005 and 2004. The American Jobs Creation Act of 2004 suspended for a two-year period beginning January 1, 2005, the tax liability of a stock life insurance company on distributions made from the PSA. In July 2006, the company’s life insurance subsidiary declared and paid a $14 million dividend, eliminating its PSA balance as of December 31, 2006.
11. Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding. We have adjusted shares and earnings per share to reflect all stock splits and dividends prior to December 31, 2006.

2006 10-K Page 95

Here are calculations for basic and diluted earnings per share:

	Years ended December 31,
(In millions)	2006	2005	2004
Numerator:
Net income—basic and diluted	$930	$602	$584

Denominator:
Weighted-average common shares outstanding	173,423,395	175,062,669	176,476,722
Effect of stock options	2,027,946	2,053,457	1,900,126

Adjusted weighted-average shares	175,451,341	177,116,126	178,376,848

Earnings per share:
Basic	$5.36	$3.44	$3.30
Diluted	5.30	3.40	3.28

Number of anti-dilutive option shares	1,336,150	0	264,602
Exercise price of anti-dilutive option shares	$45.26	—	$41.14
The only current source of dilution of our common shares is outstanding stock options to purchase shares of common stock. The above table shows the number of anti-dilutive options shares at year-end 2006, 2005 and 2004. We did not include these options in the computation of net income per common share (diluted) because their exercise would have an anti-dilutive effect.
12. Pension Plan
We sponsor a defined contribution plan (401(k) savings plan) and a defined benefit pension plan covering substantially all employees. We do not contribute to the 401(k) plan but we do pay all operating expenses. Benefits for the defined benefit pension plan are based on years of credited service and compensation level. Contributions are based on the frozen entry age actuarial cost method. We also maintain a supplemental retirement plan (SERP) with liabilities of approximately $5 million to $9 million at year-end 2006 and 2005. The SERP is included in the obligation and expense amounts. Our pension expense is composed of several components that are determined using the projected unit credit actuarial cost method and are based on certain actuarial assumptions.
Key assumptions used in developing the 2006 net pension obligation were a 5.75 percent discount rate and rates of compensation increases ranging from 4 percent to 6 percent. To determine the discount rate, the plan’s particular liability characteristics — the amounts, timing and interest sensitivity of expected benefit payments — were evaluated and then matched to a yield curve based on actual high-quality corporate bonds across a full maturity spectrum. Once the plan’s projected cash flows matched the yield curve, a present value was developed, which was then calibrated to a single-equivalent discount rate. That discount rate, when applied to a single sum, would generate the necessary cash flows to pay benefits when due. It was increased by 0.25 percentage points in 2006 due to market interest rates conditions. We based the rates of compensation increase on the company’s historical data, which led us to lower the range from the 5 percent to 7 percent used in previous years.
Key assumptions used in developing the 2006 net pension expense were a 5.50 percent discount rate, an 8 percent expected return on plan assets and rates of compensation increases ranging from 5 percent to 7 percent. The 8 percent return on plan assets assumption is based partially on the fact that substantially all of the investments held by the pension plan are common stocks that pay annual dividends. We believe this rate is representative of the expected long-term rate of return on these assets. These assumptions were consistent with the prior year, except that the discount rate was reduced by 0.25 percentage points due to market interest rate conditions.

2006 10-K Page 96

Benefit obligation activity using an actuarial measurement date at December 31 follows:

	Qualified Pension Plan		Supplemental Pension Plan		Totals
(In millions)	2006	2005	2006	2005	2006	2005
Change in projected benefit obligation:
Benefit obligation at beginning of year	$235	$199	$9	$5	$244	$204
Service cost	16	13	0	0	16	13
Interest cost	14	12	0	1	14	13
Plan amendments	0	0	0	3	0	3
Actuarial loss	11	18	0	0	11	18
Benefits paid	(10)	(7)	(4)	0	(14)	(7)

Projected benefit obligation at end of year	$266	$235	$5	$9	$271	$244

Accumulated benefit obligation	$200	$165	$4	$6	$204	$171

Change in plan assets:
Fair value of plan assets at beginning of year	$173	158	0	0	$173	$158
Actual return on plan assets	35	12	0	0	35	12
Employer contributions	10	10	4	0	14	10
Benefits paid	(10)	(7)	(4)	0	(14)	(7)

Fair value of plan assets at end of year	$208	$173	$0	$0	$208	$173

Funded (unfunded) status:

Funded (unfunded) status at end of year	$(58)	$(62)	$(5)	$(9)	$(63)	$(71)

The accumulated benefit obligation was $204 million and $171 million at December 31, 2006 and 2005, respectively. The fair value of our stock comprised $29 million (14 percent of total plan assets) at December 31, 2006, and $29 million (17 percent of total plan assets) at December 31, 2005.
At December 31, 2005 there were no amounts recognized in accumulated other comprehensive income for the plans. A reconciliation follows of the funded status at the end of the measurement period to the amounts recognized in the statement of financial position at December 31, 2006:

	Qualified	Supplemental
(In millions)	Pension Plan	Pension Plan	Total
Amounts recognized in the statement of financial position consist of:
Noncurrent liability	$(58)	$(5)	$(63)

Total	$(58)	$(5)	$(63)

Amounts recognized in accumulated other comprehensive income not yet recognized as a component of net periodic benefit cost consist of:
Net actuarial loss/(gain)	$40	$(1)	$39
Prior service cost	6	4	10

Total	$46	$3	$49

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31 follows:

	Qualified Pension Plan		Supplemental Pension Plan		Total
(In millions)	2006	2005	2006	2005	2006	2005
Projected benefit obligation in excess of plan assets:
Projected benefit obligation, at end of year	$266	$235	$5	$9	$271	$244
Fair value of plan assets at end of year	208	173	0	0	208	173
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31 follows:

	Supplemental Pension Plan
(In millions)	2006	2005
Accumulated benefit obligation in excess of plan assets:
Projected benefit obligation, at end of year	$5	$9
Accumulated benefit obligation, at end of year	4	6
Fair value of plan assets at end of year	0	0
The weighted-average assumptions used to determine benefit obligations at December 31 follows:

	2006	2005
Discount rate	5.75%	5.50%
Rate of compensation increase	4-6	5-7
We evaluate our pension plan assumptions annually and update them as necessary. The discount rate assumptions for our benefit obligation track with Moody’s Aa bond yield, and yearly adjustments reflect any

2006 10-K Page 97

changes to those bond yields. Compensation increase assumptions reflect historical calendar year compensation increases.
Here are the components of our net periodic benefit cost at December 31:

(In millions)	Qualified Pension Plan			Supplemental Pension Plan			Total
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Service cost	$16	$13	$11	$0	$0	$0	$16	$13	$11
Interest cost	14	12	10	0	1	0	14	13	10
Expected return on plan assets	(14)	(13)	(12)	0	0	0	(14)	(13)	(12)
Amortization of actuarial gain, prior service cost and transition asset	2	1	0	1	0	0	3	1	0

Net periodic benefit cost	$18	$13	$9	$1	$1	$0	$19	$14	$9

Here is a summary of the weighted-average assumptions we use to determine our net expense for the plan:

	Qualified Pension Plan			Supplemental Pension Plan
	2006	2005	2004	2006	2005	2004
Discount rate	5.50%	5.75%	6.00%	5.50%	5.75%	6.00%
Expected return on plan assets	8.00	8.00	8.00	NA	NA	NA
Rate of compensation increase	5-7	5-7	5-7	5-7	5-7	5-7
Our pension plan asset allocations by category are:

	At December 31,
	2006	2005
Asset category:
Equity securities	94%	93%
Fixed maturities	4	5
Cash and cash equivalents	2	2

Total	100%	100%

We expect to contribute approximately $10 million to our pension plan in 2007 with a target allocation of 90 percent equity securities and 10 percent fixed maturities and cash.
We expect to make the following benefit payments, which reflect expected future service:

(In millions)	Qualified	Supplemental
For the years ended December 31,	Pension Plan	Pension Plan	Total
2007	$9	$0	$9
2008	12	2	14
2009	13	0	13
2010	10	2	12
2011	15	0	15
Years 2012-2016	108	1	109
The estimated costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are as follows:

(In millions)	Qualified	Supplemental
	Pension Plan	Pension Plan	Total
Actuarial (gain)/loss	$2	$(1)	$1
Prior service cost	0	1	1

Total	$2	$0	$2

The incremental effect of applying SFAS No. 158 on individual line items in the statement of financial position at December 31, 2006, follows:

	Qualified Pension Plan			Supplemental Pension Plan			Total
	Without	With	Increase/	Without	With	Increase/	Without	With	Increase/
(In millions)	FAS 158	FAS 158	(Decrease)	FAS 158	FAS 158	(Decrease)	FAS 158	FAS 158	(Decrease)
Other liabilities	$12	$58	$46	$2	$5	$3	$14	$63	$49
Deferred income tax	(4)	(20)	(16)	(1)	(2)	(1)	(5)	(22)	(17)
Accumulated other comprehensive income	0	(30)	(30)	0	(2)	(2)	0	(32)	(32)
13. Statutory Accounting Information
Insurance companies use statutory accounting practices (SAP) as prescribed by regulatory authorities. The three primary differences between SAP and GAAP are:
•	policy acquisition costs are expensed when incurred,
•	life insurance reserves are based upon different actuarial assumptions and
•	deferred income taxes are valued and established using a different basis.

2006 10-K Page 98

Statutory net income and capital and surplus determined in accordance with SAP prescribed or permitted by insurance regulatory authorities for four legal entities, our insurance subsidiary and its three insurance subsidiaries, are as follows:

	SAP Net Income			Capital and Surplus
	Years ended December 31,			At December 31,
(In millions)	2006	2005	2004	2006	2005

The Cincinnati Insurance Company	$572	$517	$588	$4,723	$4,220
The Cincinnati Casualty Company	15	13	9	282	263
The Cincinnati Indemnity Company	2	2	2	62	63
The Cincinnati Life Insurance Company	28	21	28	479	451
Statutory capital and surplus for our insurance subsidiary, The Cincinnati Insurance Company, includes capital and surplus of its three insurance subsidiaries.
14. Transactions with Affiliated Parties
We paid certain officers and directors, or insurance agencies of which they are shareholders, commissions of approximately $7 million, $6 million and $11 million on premium volume of approximately $40 million, $41 million and $76 million for 2006, 2005 and 2004, respectively.
15. Commitments and Contingent Liabilities
Legal issues are part of the normal course of business for all companies. As such, we have various litigation and claims against us in process and pending. Having analyzed those claims with our legal counsel, we believe the outcomes of normal insurance matters will not have a material effect on our consolidated financial position, results of operations or cash flows. We further believe that the outcomes of non-insurance matters will be covered by insurance coverage or will not have a material effect on our consolidated financial position, results of operations or cash flows.
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

2006 10-K Page 99

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
16. Equity Compensation Plans
As a result of adopting SFAS No. 123(R) on January 1, 2006, our income before income taxes for the year ended December 31, 2006, was reduced by $17 million. Our net income for the year ended December 31, 2006, was reduced by $14 million. If we had continued to account for stock-based compensation under APB Opinion No. 25, there would have been no effect on net income. The weighted-average grant-date fair value of options granted during 2006 and 2005 was $10.09 and $12.49, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $22 million, $9 million and $6 million, respectively. The total intrinsic value of options vested during the years ended December 31, 2006, 2005 and 2004, was $10 million, $12 million and $11 million. (Intrinsic value is the market price less the exercise price.)
Under the modified-prospective-transition method, in 2006, we recognized:
•	compensation cost for all stock options granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)

•	compensation cost for all non-vested stock options granted prior to January 1, 2006, that vested during 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and

•	compensation cost for all non-vested stock options that have nonsubstantive vesting requirements, such as those to associates who are eligible for retirement.
Results for prior periods have not been retrospectively adjusted for SFAS No. 123(R). As of December 31, 2006, we had $14 million of unrecognized total compensation cost related to non-vested stock options. That cost will be recognized over a weighted-average period of 1.7 years. SFAS No. 123(R) also requires us to classify certain tax benefits related to share-based compensation deductions as cash from financing activities. As of December 31, 2006, these tax benefits totaled $2 million.
In determining the share-based compensation amounts for 2006, the fair value of each option granted in 2006 was estimated on the date of grant using the binomial option-pricing model with the following weighted average assumptions used for grants in 2006: dividend yield of 3.22 percent; expected volatility ranging from 20.25 to 27.12 percent; risk-free interest rates ranging from 4.5 to 4.61 percent; and expected lives of five to seven years.
The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock option plans prior to our adoption of SFAS No. 123(R) on January 1, 2006. For purposes of this pro forma disclosure, the fair value of each option was estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in:
•	2005 — Dividend yield of 2.66 percent; expected volatility of 25.61 percent; risk-free interest rate of 4.62 percent; and expected lives of 10 years.

•	2004 — Dividend yield of 2.40 percent; expected volatility of 25.65 percent; risk-free interest rate of 4.37 percent; and expected lives of 10 years.

2006 10-K Page 100

		Years ended December 31,
(In millions except per share data)		2005	2004

Net income	As reported	$602	$584
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		13	12

	Pro forma	$589	$572

Net income per common share—basic	As reported	$3.44	$3.30
	Pro forma	3.36	3.24

Net income per common share—diluted	As reported	$3.40	$3.28
	Pro forma	3.32	3.21
Here is a summary of options information:

		Weighted-	Aggregate
		average	intrinsic
(Dollars in millions, shares in thousands)	Shares	exercise	value

2006
Outstanding at beginning of year	10,589	$33.70
Granted/reinstated	1,372	45.26
Exercised	(1,084)	24.93
Forfeited/revoked	(210)	36.16

Outstanding at end of period	10,667	36.03	$99

Options exercisable at end of period	7,985	$33.70	$93
Weighted-average fair value of options granted during the period		10.09

2005
Outstanding at beginning of year	9,698	$32.05
Granted/reinstated	1,504	41.62
Exercised	(467)	24.18
Forfeited/revoked	(146)	35.89

Outstanding at end of period	10,589	33.70	$116

Options exercisable at end of period	7,794	$31.69	$101
Weighted-average fair value of options granted during the period		12.49

2004
Outstanding at beginning of year	8,791	$30.63
Granted/reinstated	1,439	38.81
Exercised	(397)	24.02
Forfeited/revoked	(135)	34.29

Outstanding at end of period	9,698	32.05	$98

Options exercisable at end of period	7,050	$30.50	$82
Weighted-average fair value of options granted during the period		11.18
Cash received from the exercise of options was $27 million, $11 million and $10 million for the years ended December 31, 2006, 2005 and 2004, respectively. The tax benefit realized on options exercised was $3 million for the year ended December 31, 2006, and less than $1 million for the years ended December 31, 2005 and 2004.
Options outstanding and exercisable consisted of the following at December 31, 2006:

	Options outstanding			Options exercisable
		Weighted-average	Weighted-		Weighted-
(Shares in thousands)		remaining contractual	average		average
Range of exercise prices	Shares	life	exercise price	Shares	exercise price

$15.00 to $19.99	2	0.11 yrs	$19.34	2	$19.34
$20.00 to $24.99	161	0.28 yrs	20.60	161	20.60
$25.00 to $29.99	944	3.01 yrs	27.07	944	27.07
$30.00 to $34.99	4,571	4.19 yrs	32.66	4,571	32.66
$35.00 to $39.99	1,968	5.31 yrs	38.44	1,535	38.34
$40.00 to $44.99	1,685	6.94 yrs	41.54	757	41.45
$45.00 to $49.99	1,336	9.08 yrs	45.26	15	45.26

Total	10,667	5.28 yrs	36.03	7,985	33.70

The weighted-average remaining contractual life for exercisable awards as of December 31, 2006, was 4.24 years. As of December 31, 2006, 11.6 million shares of common stock were available for future stock option grants. We currently issue new shares for option exercises.

2006 10-K Page 101

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

2006 10-K Page 102

This table summarizes segment information:

	Years ended December 31,
(In millions)	2006	2005	2004

Revenues:
Commercial lines insurance
Commercial casualty	$831	$759	$686
Commercial property	491	467	440
Commercial auto	453	457	450
Workers’ compensation	366	328	313
Specialty packages	141	137	133
Surety and executive risk	93	80	80
Machinery and equipment	27	26	24

Total commercial lines insurance	2,402	2,254	2,126

Personal lines insurance
Personal auto	385	433	451
Homeowner	289	282	256
Other personal lines	88	89	86

Total personal lines insurance	762	804	793

Life insurance	118	110	104
Investment operations	1,254	587	583
Other	15	12	8
Consolidated eliminations	(1)	0	0

Total	$4,550	$3,767	$3,614

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$208	$285	$338
Personal lines insurance	(27)	45	(40)
Life insurance	(1)	7	2
Investment operations	1,200	536	537
Other	(51)	(50)	(37)

Total	$1,329	$823	$800

Identifiable assets:
Property casualty insurance	$2,220	$2,167
Life insurance	886	845
Investment operations	13,820	12,774
Other	296	217

Total	$17,222	$16,003

Quarterly Supplementary Data (Unaudited)
This table includes unaudited quarterly financial information for the years ended December 31, 2006 and 2005:

	Quarter
(Dollars in millions except per share data)	1st	2nd	3rd	4th	Full year

2006
Revenues	$1,607	$981	$967	$995	$4,550
Income before income taxes	834	175	148	172	1,329
Net income	552	132	115	130	930
Net income per common share—basic	3.17	0.77	0.67	0.75	5.36
Net income per common share—diluted	3.13	0.76	0.66	0.75	5.30

2005
Revenues	$916	$940	$944	$967	$3,767
Income before income taxes	195	215	151	261	823
Net income	144	158	117	183	602
Net income per common share—basic	0.82	0.90	0.67	1.04	3.44
Net income per common share—diluted	0.81	0.89	0.66	1.03	3.40
Note: The sum of the quarterly reported amounts may not equal the full year as each is computed independently.
First-quarter and full-year 2006 — The company sold its holdings in Alltel Corporation common stock in the first quarter of 2006. The sale contributed $647 million to revenues and $412 million, or $2.35 per share, to net income.

2006 10-K Page 103

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
We had no disagreements with the independent registered public accounting firm on accounting and financial disclosure during the last two fiscal years.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures - The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure that:
•	information required to be disclosed in the company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and

•	such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting - During the three months ended December 31, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Annual Report on Internal Control Over Financial Reporting and the Attestation Report of the Independent Registered Public Accounting Firm are set forth in Item 8, Pages 79 and 80.
Item 9B. Other Information
None
Part III
Our Proxy Statement will be filed with the SEC in preparation for the 2007 Annual Meeting of Shareholders no later than April 13, 2007. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference to that statement portions of the information required by Part III as noted in Item 10 through Item 14 below.
Item 10. Directors and Executive Officers of the Registrant
a) Information about our directors and executive officers is in the Proxy Statement under “Security Ownership of Principal Shareholders and Management,” “Information Regarding Nondirector Executive Officers” and “Information regarding the Board of Directors.”
b) Information about Section 16(a) beneficial ownership reporting compliance appears in the Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance.”
c) Information about the “Code of Ethics for Senior Financial Officers” appeared in the 2004 Proxy Statement as an appendix and is available in the Investors section of our Web site, www.cinfin.com. Our code of ethics applies to those who are responsible for preparing and disclosing our financial information. This includes our chief executive officer, chief financial officer, chief investment officer and others performing similar functions or reporting directly to these officers.
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
Item 11. Executive Compensation
Information on executive compensation appears in the Proxy Statement under “Compensation of Named Executive Officers and Directors,” which includes the “Report of the Compensation Committee” and the “Compensation Discussion and Analysis.”

2006 10-K Page 104

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
a) Information on the security ownership of certain beneficial owners and management appears in the Proxy Statement under “Security Ownership of Principal Shareholders and Management.”
b) Information on securities authorized for issuance under equity compensation plans appears in the Proxy Statement under “Compensation of Named Executive Officers and Directors,” which includes “Securities Authorized for Issuance under Equity Compensation Plans.” Additional information on share-based compensation under our equity compensation plans is available in Item 8, Note 16 to the Consolidated Financial Statements, Page 100.
Item 13. Certain Relationships and Related Transactions
Information about certain relationships and related transactions appears in the Proxy Statement under “Certain Relationships and Transactions” and “Compensation Committee Interlocks and Insider Participation.”
Item 14. Principal Accountant Fees and Services
Information about independent registered public accounting firm fees and services and audit committee pre-approval policies and procedures appears in the Proxy Statement under “Audit-related Matters,” which includes the “Report of the Audit Committee,” “Fees Billed by the Independent Registered Public Accounting Firm” and “Services Provided by the Independent Registered Public Accounting Firm.”
Part IV
Item 15. Exhibits and Financial Statement Schedules
a)	Financial Statements — information contained in Part II, Item 8 of this report, Pages 81-85

b)	Exhibits — see Index of Exhibits, Page 117

c)	Financial Statement Schedules

Schedule I — Summary of Investments — Other than Investments in Related Parties, Page 106

Schedule II — Condensed Financial Statements of Registrant, Page 108

Schedule III — Supplementary Insurance Information, Page 111

Schedule IV — Reinsurance, Page 113

Schedule V — Valuation and Qualifying Accounts, Page 114

Schedule VI — Supplementary Information Concerning Property Casualty Insurance Operations, Page 115

2006 10-K Page 105

Schedule I
Cincinnati Financial Corporation and Subsidiaries
Summary of Investments — Other than Investments in Related Parties

	At December 31, 2006
(In millions)	Cost or	Fair	Balance sheet
Type of investment	amortized cost	value	amount

Fixed maturities:
United States government:
The Cincinnati Insurance Company	$1	$1	$1
The Cincinnati Life Insurance Company	4	4	4

Total	5	5	5

Government-sponsored enterprises:
The Cincinnati Insurance Company	620	605	605
The Cincinnati Casualty Company	6	6	6
The Cincinnati Indemnity Company	2	2	2
The Cincinnati Life Insurance Company	367	359	359

Total	995	972	972

Foreign government:
The Cincinnati Insurance Company	3	3	3

Total	3	3	3

States, municipalities and political subdivisions:
The Cincinnati Insurance Company	2,218	2,248	2,248
The Cincinnati Casualty Company	127	129	129
The Cincinnati Indemnity Company	32	32	32
The Cincinnati Life Insurance Company	5	7	7

Total	2,382	2,416	2,416

Public utilities:
The Cincinnati Insurance Company	55	56	56
The Cincinnati Casualty Company	4	4	4
The Cincinnati Indemnity Company	1	1	1
The Cincinnati Life Insurance Company	78	79	79
Cincinnati Financial Corporation	2	2	2

Total	140	142	142

Convertibles and bonds with warrants attached:
The Cincinnati Insurance Company	163	174	174
The Cincinnati Life Insurance Company	92	95	95
Cincinnati Financial Corporation	9	9	9

Total	264	278	278

All other corporate bonds:
The Cincinnati Insurance Company	977	995	995
The Cincinnati Casualty Company	27	29	29
The Cincinnati Indemnity Company	10	11	11
The Cincinnati Life Insurance Company	819	837	837
Cincinnati Financial Corporation	117	117	117

Total	1,950	1,989	1,989

Total fixed maturities	$5,739	$5,805	$5,805

2006 10-K Page 106

Schedule I (Continued)
Cincinnati Financial Corporation and Subsidiaries
Summary of Investments — Other than Investments in Related Parties

	At December 31, 2006
(In millions)	Cost or	Fair	Balance sheet
Type of investment	amortized cost	value	amount

Equity securities:
Common stocks:
Public utilities:
The Cincinnati Insurance Company	$82	$144	$144
The Cincinnati Casualty Company	2	7	7
The Cincinnati Life Insurance Company	11	28	28
CinFin Capital Management Company	1	1	1
Cincinnati Financial Corporation	29	86	86

Total	125	266	266

Banks, trust and insurance companies:
The Cincinnati Insurance Company	466	2,485	2,485
The Cincinnati Casualty Company	16	84	84
The Cincinnati Life Insurance Company	59	182	182
CinFin Capital Management Company	1	2	2
Cincinnati Financial Corporation	502	1,813	1,813

Total	1,044	4,566	4,566

Industrial, miscellaneous and all other:
The Cincinnati Insurance Company	703	1,784	1,784
The Cincinnati Casualty Company	19	71	71
The Cincinnati Indemnity Company	6	18	18
The Cincinnati Life Insurance Company	118	283	283
CinFin Capital Management Company	4	5	5
Cincinnati Financial Corporation	381	571	571

Total	1,231	2,732	2,732

Nonredeemable preferred stocks:
The Cincinnati Insurance Company	169	182	182
The Cincinnati Life Insurance Company	38	39	39
CinFin Capital Management Company	0	0	0
Cincinnati Financial Corporation	14	14	14

Total	221	235	235

Total equity securities	$2,621	$7,799	$7,799

Short-term investments:
The Cincinnati Insurance Company	$92	$92	$92
The Cincinnati Life Insurance Company	3	3	3

Total short-term investments	$95	$95	$95

Other invested assets:
Real estate:
The Cincinnati Life Insurance Company	$3	—	$3

Policy loans:
The Cincinnati Life Insurance Company	32	—	32

Limited partnerships:
Cincinnati Financial Corporation	25	—	25

Total other invested assets	$60	—	$60

Total investments	$8,515	—	$13,759

2006 10-K Page 107

Schedule II
Cincinnati Financial Corporation (parent company only)
Condensed Balance Sheets

	At December 31,
(In millions)	2006	2005

ASSETS
Investments
Fixed maturities, at fair value	$128	$123
Equity securities, at fair value	2,484	2,444
Other invested assets	25	13
Cash and cash equivalents	38	7
Equity in net assets of subsidiaries	5,303	4,685
Investment income receivable	16	17
Land, building and equipment, net, for company use (accumulated depreciation: 2006—$64; 2005—$61)	121	98
Prepaid federal income tax	0	32
Other assets	19	17
Due from subsidiaries	150	144

Total assets	$8,284	$7,580

LIABILITIES
Dividends declared but unpaid	$58	$53
Deferred federal income tax	526	635
6.92% senior debentures due 2028	392	392
6.9% senior debentures due 2028	28	28
6.125% senior notes due 2034	371	371
Other liabilities	101	15

Total liabilities	1,476	1,494

SHAREHOLDERS’ EQUITY
Common stock	391	389
Paid-in capital	1,015	969
Retained earnings	2,786	2,088
Accumulated other comprehensive income	3,379	3,284
Treasury stock at cost	(763)	(644)

Total shareholders’ equity	6,808	6,086

Total liabilities and shareholders’ equity	$8,284	$7,580

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 78.

2006 10-K Page 108

Schedule II (Continued)
Cincinnati Financial Corporation (parent company only)
Condensed Statements of Income

	Years ended December 31,
(In millions)	2006	2005	2004

REVENUES
Dividends from subsidiaries	$275	$275	$175
Investment income, net of expenses	98	89	110
Realized gains on investments	410	2	18
Other revenue	10	10	9

Total revenues	793	376	312

EXPENSES
Interest expense	51	52	36
Depreciation expense	3	3	3
Other expenses	18	16	14

Total expenses	72	71	53

INCOME BEFORE INCOME TAXES AND EARNINGS OF SUBSIDIARIES	721	305	259

PROVISION (BENEFIT) FOR INCOME TAXES
Current	153	(27)	(17)
Deferred	(11)	20	20

Total provision for income taxes	142	(7)	3

NET INCOME BEFORE EARNINGS OF SUBSIDIARIES	579	312	256

Increase in undistributed earnings of subsidiaries	351	290	328

NET INCOME	$930	$602	$584

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 78.
2006 10-K Page 109

Schedule II (Continued)
Cincinnati Financial Corporation (parent company only)
Condensed Statements of Cash Flows

	Years ended December 31,
(In millions)	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$930	$602	$584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1	3	3
Realized (gains) on investments	(410)	(2)	(18)
Changes in:
Investment income receivable	1	0	10
Current federal income taxes	48	(12)	(30)
Deferred income taxes	(11)	19	20
Other assets	2	(3)	(2)
Other liabilities	16	0	6
Undistributed earnings of subsidiaries	(351)	(290)	(328)

Net cash provided by operating activities	226	317	245

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed-maturities	4	8	193
Call or maturity of fixed-maturities	36	2	50
Sale of equity securities	511	18	36
Purchase of fixed-maturities	(42)	(9)	(95)
Purchase of equity securities	(351)	(12)	(196)
Change in short-term investments, net	3	21	(21)
Investment in buildings and equipment, net	(26)	(24)	(1)
Change in other invested assets, net	(8)	(8)	(1)

Net cash (used in) provided by investing activities	127	(4)	(35)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 6.125% senior notes	0	0	371
Debt issuance costs from 6.125% senior notes	0	0	(4)
Decrease in notes payable	0	0	(152)
Payment of cash dividends to shareholders	(228)	(204)	(177)
Purchase/issuance of treasury shares	(119)	(61)	(59)
Proceeds from stock options exercised	30	11	3
Net transfers to subsidiaries	(5)	(80)	(170)

Net cash used in financing activities	(322)	(334)	(188)

Net increase (decrease) in cash and cash equivalents	31	(21)	22
Cash and cash equivalents at beginning of year	7	28	6

Cash and cash equivalents at end of year	$38	$7	$28

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 78.
2006 10-K Page 110

Schedule III
Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information

	Years ended December 31,
(In millions)	2006	2005	2004

Deferred policy acquisition costs:
Commercial lines insurance	$235	$226	$218
Personal lines insurance	80	85	88

Total property casualty insurance	315	311	306
Life insurance	138	118	94

Total	$453	$429	$400

Future policy benefits, losses, claims and expense losses:
Commercial lines insurance	$3,414	$3,173	$3,016
Personal lines insurance	446	456	498

Total property casualty insurance	3,860	3,629	3,514
Life insurance	1,430	1,362	1,213

Total (1)	$5,290	$4,991	$4,727

Unearned premiums:
Commercial lines insurance	$1,195	$1,150	$1,112
Personal lines insurance	382	407	425

Total property casualty insurance	1,577	1,557	1,537
Life insurance	2	2	2

Total (1)	$1,579	$1,559	$1,539

Other policy claims and benefits payable:
Commercial lines insurance	$0	$0	$0
Personal lines insurance	0	0	0

Total property casualty insurance	0	0	0
Life insurance	15	13	16

Total (1)	$15	$13	$16

Premium revenues:
Commercial lines insurance	$2,402	$2,254	$2,126
Personal lines insurance	762	804	793

Total property casualty insurance	3,164	3,058	2,919
Life insurance	115	106	101
Consolidated eliminations	(1)	0	0

Total	$3,278	$3,164	$3,020

2006 10-K Page 111

Schedule III (Continued)
Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information

	Years ended December 31,
(In millions)	2006	2005	2004

Investment income, net of expenses:
Commercial lines insurance	$0	$0	$0
Personal lines insurance	0	0	0

Total property casualty insurance (3)	367	338	289
Life insurance	108	99	91

Total	$475	$437	$380

Benefits, claims losses and settlement expenses:
Commercial lines insurance	$1,466	$1,298	$1,154
Personal lines insurance	542	514	599

Total property casualty insurance	2,008	1,812	1,753
Life insurance	122	102	95

Total	$2,130	$1,914	$1,848

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$504	$473	$448
Personal lines insurance	160	168	162

Total property casualty insurance	664	641	610
Life insurance	21	23	16

Total (2)	$685	$664	$626

Other operating expenses:
Commercial lines insurance	$224	$198	$186
Personal lines insurance	87	77	72

Total property casualty insurance	311	275	258
Life insurance	30	29	37

Total (2)	$341	$304	$295

Written premiums:
Commercial lines insurance	$2,442	$2,290	$2,186
Personal lines insurance	736	786	811

Total property casualty insurance	3,178	3,076	2,997
Accident health insurance	3	3	3
Consolidated eliminations	(1)	0	0

Total	$3,180	$3,079	$3,000

Notes to Schedule III:
(1) The sum of future policy benefits, losses, claims and expense losses, unearned premium and other policy claims and other policy claims and benefits payable is equal to the sum of loss and loss expense, life policy reserves and unearned premiums reported in the company’s consolidated balance sheets.
(2) The sum of amortization of deferred policy acquisition costs and other operating expenses is equal to the sum of Commissions; Other operating expenses; Taxes, licenses and fees; and Increase in deferred acquisition costs expenses shown in the consolidated statements of income, less other expenses not applicable to the above insurance segments.
(3) This segment information is not regularly allocated to segments and reviewed by company management in making decisions about resources to be allocated to the segments or to assess their performance.
2006 10-K Page 112

Schedule IV
Cincinnati Financial Corporation and Subsidiaries
Reinsurance

	Years ended December 31,
(Dollars in millions)	2006	2005	2004

Gross amounts:
Life insurance in force	$56,968	$51,488	$44,916

Earned premiums
Commercial lines insurance	$2,513	$2,386	$2,246
Personal lines insurance	783	823	816

Total property casualty insurance	3,296	3,209	3,062
Life insurance	159	150	138
Consolidated eliminations	(1)	0	0

Total	$3,454	$3,359	$3,200

Ceded amounts to other companies:
Life insurance in force	$31,744	$30,705	$28,196

Earned premiums
Commercial lines insurance	$134	$157	$148
Personal lines insurance	24	22	27

Total property casualty insurance	158	179	175
Life insurance	44	44	37

Total	$202	$223	$212

Assumed amounts from other companies:
Life insurance in force	$3	$5	$5

Earned premiums
Commercial lines insurance	$24	$25	$28
Personal lines insurance	2	3	4

Total property casualty insurance	26	28	32
Life insurance	0	0	0

Total	$26	$28	$32

Net amounts:
Life insurance in force	$25,227	$20,788	$16,725

Earned premiums
Commercial lines insurance	$2,402	$2,254	$2,126
Personal lines insurance	762	804	793

Total property casualty insurance	3,164	3,058	2,919
Life insurance	115	106	101
Consolidated eliminations	(1)	0	0

Total	$3,278	$3,164	$3,020

Percentage of amounts assumed to net:
Life insurance in force	0.0%	0.0%	0.0%
Earned premiums
Commercial lines insurance	1.1%	1.1%	1.3%
Personal lines insurance	0.4	0.4	0.5
Total property casualty insurance	0.9	0.9	1.1
Life insurance	0.0	0.0	0.1
Total	0.9	0.9	1.1
2006 10-K Page 113

Schedule V
Cincinnati Financial Corporation and Subsidiaries
Valuation and Qualifying Accounts

	At December 31,
(In millions)	2006	2005	2004

Allowance for doubtful receivables:
Balance at beginning of period	$1	$0	$0
Additions charged to costs and expenses	1	1	0
Other additions	0	0	0
Deductions	(1)	0	0

Balance at end of period	$1	$1	$0

2006 10-K Page 114

     Schedule VI
Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations

	Years ended December 31,
(In millions)	2006	2005	2004

Deferred policy acquisition costs:
Commercial lines insurance	$235	$226	$218
Personal lines insurance	80	85	88

Total	$315	$311	$306

Reserves for unpaid claims and claim adjustment expenses:
Commercial lines insurance	$3,414	$3,173	$3,016
Personal lines insurance	446	456	498

Total	$3,860	$3,629	$3,514

Reserve discount deducted	$0	$0	$0

Unearned premiums:
Commercial lines insurance	$1,194	$1,150	$1,112
Personal lines insurance	382	407	425

Total	$1,576	$1,557	$1,537

Earned premiums:
Commercial lines insurance	$2,402	$2,254	$2,126
Personal lines insurance	762	804	793

Total	$3,164	$3,058	$2,919

Investment income:
Commercial lines insurance (1)	$0	$0	$0
Personal lines insurance (1)	0	0	0

Total	$367	$338	$289

Loss and loss expenses incurred related to current accident year:
Commercial lines insurance	$1,564	$1,424	$1,328
Personal lines insurance	560	548	621

Total	$2,124	$1,972	$1,949

Loss and loss expenses incurred related to prior accident years:
Commercial lines insurance	$(98)	$(126)	$(174)
Personal lines insurance	(18)	(34)	(22)

Total	$(116)	$(160)	$(196)

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$504	$473	$448
Personal lines insurance	160	168	162

Total	$664	$641	$610

Paid loss and loss expenses:
Commercial lines insurance	$1,218	$1,126	$1,062
Personal lines insurance	545	552	559

Total	$1,763	$1,678	$1,621

Written premiums:
Commercial lines insurance	$2,442	$2,290	$2,186
Personal lines insurance	736	786	811

Total	$3,178	$3,076	$2,997

Note to Schedule VI:
(1) This segment information is not regularly allocated to segments and not reviewed by company management in making decisions about resources to be allocated to the segments or to assess their performance.
2006 10-K Page 115

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cincinnati Financial Corporation

/S/ Kenneth W. Stecher By: Kenneth W. Stecher
Title: Chief Financial Officer, Executive Vice President, Secretary and Treasurer
Date: February 28, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ John J. Schiff, Jr. John J. Schiff, Jr.	Chairman, Chief Executive Officer and Director	February 28, 2007

/S/ Kenneth W. Stecher Kenneth W. Stecher	Chief Financial Officer, Executive Vice President, Secretary and Treasurer (Principal Accounting Officer)	February 28, 2007

/S/ William F. Bahl William F. Bahl	Director	February 28, 2007

/S/ James E. Benoski James E. Benoski	Vice Chairman, President, Chief Operating Officer, Chief Insurance Officer and Director	February 28, 2007

/S/ Gregory T. Bier Gregory T. Bier	Director	February 28, 2007

/S/ Michael Brown Michael Brown	Director	February 28, 2007

/S/ Dirk J. Debbink Dirk J. Debbink	Director	February 28, 2007

/S/ Kenneth C. Lichtendahl Kenneth C. Lichtendahl	Director	February 28, 2007

/S/ W. Rodney McMullen W. Rodney McMullen	Director	February 28, 2007

/S/ Gretchen W. Price Gretchen W. Price	Director	February 28, 2007

/S/ Thomas R. Schiff Thomas R. Schiff	Director	February 28, 2007

/S/ John M. Shepherd	Director	February 28, 2007
John M. Shepherd

/S/ Douglas S. Skidmore Douglas S. Skidmore	Director	February 28, 2007

/S/ John F. Steele, Jr. John F. Steele, Jr.	Director	February 28, 2007

/S/ Larry R. Webb Larry R. Webb	Director	February 28, 2007

/S/ E. Anthony Woods E. Anthony Woods	Director	February 28, 2007
2006 10-K Page 116

Index of Exhibits

Exhibit No.	Exhibit Description
3.1A	Amended Articles of Incorporation of Cincinnati Financial Corporation (1)

3.1B	Amendment to Article Fourth of Amended Articles of Incorporation of Cincinnati Financial Corporation (2)

3.2	Regulations of Cincinnati Financial Corporation (3)

4.1	Indenture with The Bank of New York Trust Company (4)

4.2	Supplemental Indenture with The Bank of New York Trust Company (4)

4.3	Second Supplemental Indenture with The Bank of New York Trust Company (5)

4.4	Form of 6.125% Exchange Note Due 2034 (included in Exhibit 4.2)

4.5	Form of 6.92% Debentures Due 2028 (included in Exhibit 4.3)

4.6	Indenture with the First National Bank of Chicago (subsequently assigned to The Bank of New York Trust Company) (6)

4.7	Form of 6.90% Debentures Due 2028 (included in Exhibit 4.6)

10.1	Agreement with Messer Construction (7)

10.2	2003 Non Employee Directors’ Stock Plan (8)

10.3	Cincinnati Financial Corporation Stock Option Plan No. VI (9)

10.4	Cincinnati Financial Corporation Stock Option Plan No. VII (10)

10.5	Standard Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. VI (7)

10.6	Cincinnati Financial Corporation Incentive Compensation Plan (11)

10.7	Cincinnati Financial Corporation 2006 Stock Compensation Plan (11)

10.8	Standard Form of Combined Incentive/Nonqualified Stock Option for Stock Option Plan VI (12)

10.9	364-Day Credit Agreement by and among Cincinnati Financial Corporation and CFC Investment Company, as Borrowers, and Fifth Third Bank, as Lender (13)

10.10	Director and Named Executive Officer Compensation Summary (11)

10.11	Executive Compensation Plan (14)

10.12	Amendment No. 1 to Credit Agreement by and among Cincinnati Financial Corporation and CFC investment Company, as Borrower, and Fifth Third Bank, as lender. (15)

(1)	Incorporated by reference to the company’s 1999 Annual Report on Form 10-K dated March 23, 2000 (File No. 000-04604).

(2)	Incorporated by reference to Exhibit 3(i) filed with the company’s Current Report on Form 8-K dated July 15, 2005.

(3)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 2, 1992, Exhibit 2 (File No. 000-04604).

(4)	Incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034.

(5)	Incorporated by reference to the company’s Current Report on Form 8-K dated May 9, 2005, filed with respect to the completion of the company’s exchange offer and rescission offer for its 6.90% senior debentures due 2028.

(6)	Incorporated by reference to the company’s registration statement on Form S-3 effective May 22, 1998 (File No. 333-51677).

(7)	Incorporated by reference to the company’s 2004 Annual Report on Form 10-K dated March 11, 2005.

(8)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 21, 2005.

(9)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 1, 1999 (File No. 000-04604).

(10)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 8, 2002 (File No. 000-04604).

(11)	Incorporated by reference to the company’s Definitive Proxy Statement to be filed no later than April 13, 2007.

(12)	Incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated July 15, 2005.

(13)	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated May 31, 2005.

(14)	Incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated November 23, 2005.

(15)	Incorporated by reference to Exhibit 10.01 filed with the company’s Current Report on Form 8-K dated May 26, 2006.
2006 10-K Page 117

10.13	Cincinnati Financial Corporation Supplemental Retirement Plan (16)

10.14	Standard Form of Incentive Stock Option Agreement for Stock Option Plan VII (17)

10.15	Standard Form of Nonqualified Stock Option Agreement for Stock Option Plan VII (18)

10.16	Standard Form of Incentive Stock Option Agreement for the 2006 Stock Compensation Plan (19)

10.17	Standard Form of Nonqualified Stock Option Agreement for the 2006 Stock Compensation Plan (20)

10.18	Restricted Stock Unit Agreement for John J. Schiff, Jr., dated January 31, 2007 (21)

10.19	Restricted Stock Unit Agreement for James E. Benoski., dated January 21, 2007 (21)

10.20	Restricted Stock Unit Agreement for Jacob F. Scherer, Jr., dated January 31, 2007 (21)

10.21	Restricted Stock Unit Agreement for Kenneth W. Stecher., dated January 31, 2007 (21)

10.22	Restricted Stock Unit Agreement for Thomas A. Joseph, dated January 31, 2007 (21)

10.23	Form of Restricted Stock Unit Agreement for use under the Cincinnati Financial Corporation 2006 Stock Purchase Incentive Plan (service based)

10.24	Form of Restricted Stock Unit Agreement for use under the Cincinnati Financial Corporation 2006 Stock Purchase Incentive Plan (performance based)

11	Statement re: Computation of per share earnings for the year ended December 31, 2006 and 2005, contained in Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of this report,, Page 95

14	Cincinnati Financial Corporation Code of Ethics for Senior Financial Officers (22)

21	Cincinnati Financial Corporation Subsidiaries contained in Part I, Item 1, Page 1

23	Consent of Independent Registered Public Accounting Firm, Page 119

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 — Chief Executive Officer, Page 120

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 — Chief Financial Officer, Page 121

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, Page 122

(16)	Incorporated by reference to Exhibit 10.17 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(17)	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated October 20, 2006.

(18)	Incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated October 20, 2006.

(19)	Incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated October 20, 2006.

(20)	Incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated October 20, 2006.

(21)	Incorporated by reference to the company’s Current Report on Form 8-K dated January 31, 2007.

(22)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 18, 2004.
2006 10-K Page 118