Form 10-Q
period 2007-03-31
CINCINNATI FINANCIAL CORP
filed 2007-05-02
CIK 20286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2007.

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
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
As of April 25, 2007, there were 171,681,890 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2007
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

Part I – Financial Information
Item 1. Financial Statements
Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in millions except per share data)	2007	2006
	(unaudited)
ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2007—$5,785; 2006—$5,739)	$5,864	$5,805
Equity securities, at fair value (cost: 2007—$2,802; 2006—$2,621)	7,687	7,799
Short-term investments, at fair value (amortized cost: 2007—$19; 2006—$95)	19	95
Other invested assets	71	60

Total investments	13,641	13,759

Cash and cash equivalents	197	202
Securities lending collateral	984	0
Investment income receivable	117	121
Finance receivable	103	108
Premiums receivable	1,173	1,128
Reinsurance receivable	727	683
Prepaid reinsurance premiums	12	13
Deferred policy acquisition costs	467	453
Land, building and equipment, net, for company use (accumulated depreciation:
2007—$268; 2006—$261)	204	193
Other assets	85	58
Separate accounts	511	504

Total assets	$18,221	$17,222

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$3,928	$3,896
Life policy reserves	1,427	1,409
Unearned premiums	1,640	1,579
Securities lending payable	984	0
Other liabilities	652	533
Deferred income tax	1,531	1,653
Note payable	49	49
6.125% senior notes due 2034	371	371
6.9% senior debentures due 2028	28	28
6.92% senior debentures due 2028	392	392
Separate accounts	511	504

Total liabilities	11,513	10,414

Commitments and contingent liabilities (Note 6)	—	—

SHAREHOLDERS’ EQUITY

Common stock, par value—$2 per share; (authorized: 2007—500 million shares, 2006—500 million shares; issued: 2007—196 million shares, 2006—196 million shares)	392	391
Paid-in capital	1,027	1,015
Retained earnings	2,923	2,786
Accumulated other comprehensive income	3,193	3,379
Treasury stock at cost (2007—24 million shares, 2006—23 million shares)	(827)	(763)

Total shareholders’ equity	6,708	6,808

Total liabilities and shareholders’ equity	$18,221	$17,222

Accompanying notes are an integral part of this statement.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Income

	Three months ended March 31,
(In millions except per share data)	2007	2006
	(unaudited)
REVENUES
Earned premiums
Property casualty	$785	$778
Life	30	26
Investment income, net of expenses	148	139
Realized investment gains and losses	62	660
Other income	6	4

Total revenues	1,031	1,607

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	484	501
Commissions	170	166
Other operating expenses	88	83
Taxes, licenses and fees	20	24
Increase in deferred policy acquisition costs	(15)	(14)
Interest expense	13	13

Total benefits and expenses	760	773

INCOME BEFORE INCOME TAXES	271	834

PROVISION (BENEFIT) FOR INCOME TAXES
Current	77	292
Deferred	0	(10)

Total provision for income taxes	77	282

NET INCOME	$194	$552

PER COMMON SHARE
Net income—basic	$1.12	$3.17
Net income—diluted	$1.11	$3.13
Accompanying notes are an integral part of this statement.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Shareholders’ Equity

	Three months ended March 31,
(In millions)	2007	2006
	(unaudited)
COMMON STOCK
Beginning of year	$391	$389
Stock options exercised	1	1

End of period	392	390

PAID-IN CAPITAL
Beginning of year	1,015	969
Stock options exercised	7	10
Share-based compensation	5	7

End of period	1,027	986

RETAINED EARNINGS
Beginning of year	2,786	2,088
Cumulative effect of change in accounting for hybrid financial securities	5	0
Cumulative effect of change in accounting for uncertain tax positions	(1)	0

Adjusted beginning of year	2,790	2,088
Net income	194	552
Dividends declared	(61)	(59)

End of period	2,923	2,581

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	3,379	3,284
Cumulative effect of change in accounting for hybrid financial securities	(5)	0

Adjusted beginning of year	3,374	3,284
Other comprehensive income (loss), net	(181)	(312)

End of period	3,193	2,972

TREASURY STOCK
Beginning of year	(763)	(644)
Purchase	(64)	(81)

End of period	(827)	(725)

Total shareholders’ equity	$6,708	$6,204

COMMON STOCK — NUMBER OF SHARES OUTSTANDING
Beginning of year	173	174
Purchase of treasury shares	(1)	(1)

End of period	172	173

COMPREHENSIVE INCOME
Net income	$194	$552
Other comprehensive income (loss), net	(181)	(312)

Total comprehensive income	$13	$240

Accompanying notes are an integral part of this statement.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Cash Flows

(In millions)	Three months ended March 31,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$194	$552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	7	8
Realized gains on investments	(62)	(660)
Share-based compensation	5	7
Interest credited to contract holders	6	7
Changes in:
Investment income receivable	4	7
Premiums and reinsurance receivable	(88)	(36)
Deferred policy acquisition costs	(16)	(15)
Other assets	(5)	(2)
Loss and loss expense reserves	32	67
Life policy reserves	21	4
Unearned premiums	61	51
Other liabilities	(12)	81
Deferred income tax	0	(10)
Current income tax	71	286

Net cash provided by operating activities	218	347

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	51	54
Call or maturity of fixed maturities	127	65
Sale of equity securities	93	827
Collection of finance receivables	12	10
Purchase of fixed maturities	(228)	(350)
Purchase of equity securities	(220)	(491)
Change in short-term investments, net	77	(211)
Investment in buildings and equipment, net	(17)	(18)
Investment in finance receivables	(6)	(12)
Change in other invested assets, net	(4)	(5)
Change in securities lending collateral	(984)	(330)

Net cash used in investing activities	(1,099)	(461)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(58)	(53)
Purchase of treasury shares	(47)	(81)
Proceeds from stock options exercised	7	10
Contract holder funds deposited	8	13
Contract holder funds withdrawn	(17)	(17)
Change in securities lending payable	984	330
Other	(1)	(1)

Net cash provided by financing activities	876	201

Net increase (decrease) in cash and cash equivalents	(5)	87
Cash and cash equivalents at beginning of year	202	119

Cash and cash equivalents at end of period	$197	$206

Supplemental disclosures of cash flow information:
Interest paid (net of capitalized interest: 2007—$1; 2006—$0)	$—	$—
Income taxes paid	5	7
Non-cash activities:
Conversion of securities	$17	$—
Purchase of treasury shares not yet settled	17	—
Equipment acquired under capital lease obligations	—	7
Accompanying notes are an integral part of this statement.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Our actual results could differ from those estimates. The December 31, 2006, consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America.
Our March 31, 2007 and 2006, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that all adjustments, consisting only of normal recurring accruals, have been made that are necessary for fair presentation. The results of operations for interim periods are not necessarily an indication of results to be expected for the full year.
Recent Accounting Pronouncements
Statements of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS Nos. 133 and 140
Hybrid securities generally combine both debt and equity characteristics. The most common example is a convertible bond that has features of an ordinary bond, but is heavily influenced by the price movements of the stock into which it is convertible.
Hybrid financial instruments are hybrid securities that contain embedded derivatives as defined under Statements of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We adopted SFAS No. 133 in 2001. Under SFAS No. 133, we bifurcated the embedded derivative and recorded it at fair value, with changes in value recognized in realized investment gains and losses. We continued to account for the remainder of the security at amortized cost, with changes in value recognized in other comprehensive income.
On January 1, 2007, we adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which allows us to account for the entire hybrid financial instrument at fair value, with changes in the fair value recognized in realized investment gains and losses rather than unrealized investment gains and losses. We elected the fair value option for hybrid financial instruments for simplification, cost-benefit considerations and to have a consistent and reliable fair value.
Our transition adjustment related to the adoption of SFAS No. 155 increased retained earnings at January 1, 2007, by $5 million, reducing accumulated other comprehensive income by the same amount. The transition adjustment was comprised of $12 million of gross realized investment gains and $4 million of gross realized investment losses before tax. During the first quarter of 2007, we recognized $1 million in realized investment gains and losses related to current period changes in valuation of our hybrid securities. At March 31, 2007, we had $175 million of hybrid securities included in fixed maturities that now are accounted for under SFAS No. 155.
SFAS No. 157, Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We currently are evaluating the impact of this statement on our financial position.
SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
We adopted the provisions of FIN 48 on January 1, 2007. As a result, we recorded a charge of approximately $300,000 to the January 1, 2007, retained earnings. As of the adoption date, we had a gross unrecognized tax benefit (FIN 48 liability) of $24.8 million. There was no change to the FIN 48 liability during the quarter ended March 31, 2007. The FIN 48 liability is carried in other liabilities in the condensed consolidated balance sheet as of March 31, 2007. Of the total $24.8 million FIN 48 liability, an immaterial amount would affect the effective tax rate if recognized. Although no penalties currently are accrued, if incurred, they would be recognized as a component of income tax expense. Any interest recognized is classified in the condensed consolidated statements of income as an offset to investment income. Accrued interest was $2.5 million and $3.5 million as of January 1, 2007, and March 31, 2007, respectively.
The Internal Revenue Service has concluded the examination phase of its audit for our 2002, 2003 and 2004 tax years. It is reasonably possible that a change in the unrecognized tax benefits may occur once settlement of issues has occurred. At this time, we can neither estimate a date for settlement nor quantify an estimated range for the change of unrecognized tax benefits.
In addition to filings with the Internal Revenue Service, we file income tax returns in various state jurisdictions. Ohio, Illinois and Florida are states where we pay a material amount of income tax. Our income tax filings currently are not under examination by any state although tax years 2003 and later remain open for examination.
SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts
In October 2005, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, which provides accounting guidance for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Internal replacement contracts are those that are substantially changed from the replaced contract and are accounted for as an extinguishment of the replaced contract. Nonintegrated contract features are accounted for as separately issued contracts. Modifications resulting from the election of a feature or coverage within a contract or from an integrated contract feature generally do not result in an internal replacement contract subject to SOP 05 1 provided certain conditions are met. The provisions of SOP 05-1 are effective January 1, 2007, and did not have a material impact on our results of operations or financial position.
Subsequent Events
Catastrophe losses – In addition to catastrophe losses reported for the first three months of 2007, a storm in mid-April across a number of states on the East Coast is believed to have caused our policyholders to sustain losses under their policies. Based on initial claim reports, we estimate that less than $5 million pretax of catastrophe losses from this storm would be included in second-quarter results. This estimate does not take into account any catastrophe activity that may occur in the remainder of the second quarter of 2007 or potential development from events in prior periods.
Investment asset sale – In the first three months of 2007 we sold 725,000 shares of our holdings of ExxonMobil Corporation (NYSE:XOM) common stock. In April 2007, we sold an additional 3,072,206 shares, reducing our holdings to 5,164,860 shares with a market value of $415 million at the close of business on April 27, 2007. After-tax proceeds from the sale have been reinvested in equity securities.
The sale contributed $30 million to our pretax realized gains for the first three months of 2007. The $175 million gain from the sale in April 2007 will be recognized in pretax realized investment gains and losses in the second quarter of 2007. After-tax proceeds from the shares sold in April totaled approximately $114 million.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

NOTE 2 – Investments
Fixed maturities (bonds and redeemable preferred stocks) and equity securities (common and non-redeemable preferred stocks) have been classified as available for sale and are stated at fair values at March 31, 2007, and December 31, 2006. Short-term investments (commercial paper, demand notes or bonds purchased within one year of maturity) are classified as available for sale and recorded at amortized cost, which approximates fair value, at March 31, 2007 and December 31, 2006.
At March 31, 2007, unrealized investment gains before taxes in the investment portfolio totaled $5.014 billion and unrealized investment losses before taxes amounted to $50 million. The unrealized gains primarily were due to our long-term holdings of Fifth Third Bancorp (NASDAQ:FITB) common stock, which constituted 51.0 percent of total unrealized gains, and from our other common stock holdings, including ExxonMobil, The Procter & Gamble Company (NYSE:PG) and PNC Financial Services Group (NYSE:PNC), each of which constituted at least 5 percent of total unrealized gains.
The change in unrealized gains and losses on investments, net of taxes, described in the following table, is included in shareholders’ equity as accumulated other comprehensive income.
Fixed maturities unrealized gains and losses were essentially unchanged in the three months ended March 31, 2007. The change for the three months ended March 31, 2006, was due primarily to interest-rate driven fair value fluctuations in the fixed maturity portfolio.
Equity securities unrealized gains declined for the three months ended March 31, 2007, primarily because of the decline in the market value of Fifth Third since December 31, 2006, and realized gains from equity sales. Equity securities unrealized gains declined for the three months ended March 31, 2006, primarily because of the sale of our holdings of Alltel Corporation (NYSE:AT) common stock, which was completed in January 2006.

	Three months ended March 31,
(In millions)	2007	2006

Change in unrealized investment gains and losses and other summary:
Fixed maturities	$10	$(78)
Equity securities	(293)	(423)
Adjustment to deferred acquisition costs and life policy reserves	(1)	3
Other	5	1
Income taxes on above	98	185

Total	$(181)	$(312)

Realized gains and losses on investments are recognized in net income on a specific identification basis. See our 2006 Annual Report on Form 10-K, Item 1, Investments Segment, Page 14, for additional discussion of the investment portfolio. Other-than-temporary declines in the fair value of investments are recognized in net income as realized investment losses at the time when facts and circumstances indicate such write-downs are warranted. We recorded no other-than-temporary impairment charges in the three months ended March 31, 2007, and $1 million in the three months ended March 31, 2006.
Securities Lending Program
We participate in a securities lending program under which certain fixed maturities from our investment portfolio are loaned to other institutions for short periods of time. We require cash collateral in excess of the market value of the loaned securities. The collateral is invested in accordance with our guidelines in high-quality, short-duration instruments to generate additional investment income. The market value of the loaned securities is monitored on a daily basis and additional collateral is added or refunded as the market value of the loaned securities changes. The securities lending collateral is recognized as an asset, and classified as securities lending collateral, with a corresponding liability for the obligation to return the collateral.
We maintain the right and ability to redeem the securities loaned on short notice and continue to earn interest on the securities. We maintain effective control over the securities loaned, which are classified as invested assets on our consolidated balance sheets. At March 31, 2007, we had fixed maturities with a market value of $964 million on loan, with collateral held of $984 million. Interest income on collateral, net of fees, was $242,000 in the three months ended March 31, 2007, compared with $123,000 in the three months ended March 31, 2006.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

NOTE 3 – Reinsurance
In the accompanying condensed consolidated statements of income, property casualty earned premiums and insurance losses consisted of the following:

	Three months ended March 31,
(In millions)	2007	2006

Direct earned premiums	$821	$810
Assumed earned premiums	7	6
Ceded earned premiums	(43)	(38)

Net earned premiums	$785	$778

Direct incurred loss and loss expenses	$477	$491
Assumed incurred loss and loss expenses	1	3
Ceded incurred loss and loss expenses	(20)	(23)

Net incurred loss and loss expenses	$458	$471

For the three months ended March 31, 2007, direct earned premiums rose more rapidly than net earned premiums because the change in our reinsurance programs caused ceded earned premiums to increase. Direct losses and policyholder benefits declined because of the lower level of catastrophe losses. Assumed and ceded incurred loss and loss expenses were essentially unchanged from the comparable 2006 period.
NOTE 4 – Pension Plan
The measurement date for the company’s pension plan is December 31. The following summarizes the components of net periodic costs for our qualified and supplemental pension plans:

	Three months ended March 31,
(In millions)	2007	2006

Service cost	$4	$4
Interest cost	4	3
Expected return on plan assets	(4)	(4)
Amortization of actuarial gain, prior service cost and transition asset	1	1

Net periodic benefit cost	$5	$4

We made no contribution to the pension plan in the first quarter of 2007. We continue to anticipate contributing $10 million during 2007 as indicated in the 2006 Annual Report on Form 10-K.
NOTE 5 – Equity Compensation Plans
We currently have four equity compensation plans that together permit us to grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards to our associates. The 2006 Stock Compensation Plan also gives us the flexibility to make grants to associates of any type of stock-based awards subject to performance-based criteria to directly link compensation to performance. We currently grant incentive stock options, non-qualified stock options, restricted stock units and performance-based restricted stock units under our plans. We also have one equity compensation plan that permits us to grant common stock to our outside directors as discussed in our 2007 Proxy Statement.
A total of 22,237,750 shares is authorized to be granted under the plans. At March 31, 2007, 10,441,773 shares were available for future issuance under the plans. We currently issue new shares for option exercises. The total share-based compensation cost with respect to these plans was $5 million and $7 million for the three months ended March 31, 2007 and 2006. The total income tax benefit with respect to these plans was $1 million and $2 million for the three months ended March 31, 2007 and 2006.
Stock Options
Stock options are granted to associates at an exercise price that is not less than fair market value on the date of grant and are exercisable over 10 year periods. The stock options generally vest ratably over a three-year period. In determining the share-based compensation amounts for 2007, the fair value of each option granted in 2007 was estimated on the date of grant using the binomial option-pricing model with the following weighted average assumptions used for grants in 2007:

	Three months ended March 31,
	2007	2006

Weighted average expected term	5-7 years	5-7 years
Expected volatility	18.29- 24.14%	20.25-27.12%
Dividend yield	3.33%	3.22%
Risk-free rates	4.8-4.81%	4.5-4.61%
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

The total cash received from the exercise of options was $7 million and $10 million for the three months ended March 31, 2007 and 2006. The total tax benefit realized on options exercised was $1 million for the three months ended March 31, 2007. There was no material tax benefit for the three months ended March 31, 2006.
As of March 31, 2007, there was $23 million of unrecognized compensation cost related to non-vested awards, which is expected to be recognized over a weighted average period of 2.2 years.
Here is a summary of option information:

		Weighted-
		average	Aggregate
		exercise	intrinsic
(Dollars in millions, shares in thousands)	Shares	price	value

2007
Outstanding at beginning of year	10,667	$36.03
Granted/reinstated	582	44.79
Exercised	(274)	25.48
Forfeited/revoked	(17)	38.80

Outstanding at end of period	10,958	36.75	$67

Options exercisable at end of period	9,040	$35.16	$67
Weighted-average fair value of options granted during the period		9.43

(Shares in thousands)
	Options outstanding				Options exercisable
		Weighted-		Weighted-		Weighted-
		average		average		average
		remaining		exercise		exercise
Range of exercise prices	Shares	contractual life		price	Shares	price

$20.00 to $24.99	15	0.16	yrs	$22.02	15	$22.02
$25.00 to $29.99	898	2.77	yrs	27.07	898	27.07
$30.00 to $34.99	4,513	3.96	yrs	32.67	4,513	32.67
$35.00 to $39.99	1,948	5.08	yrs	38.44	1,948	38.44
$40.00 to $44.99	2,257	7.50	yrs	42.38	1,214	41.52
$45.00 to $49.99	1,327	8.84	yrs	45.26	452	45.26

Total	10,958	5.38	yrs	36.75	9,040	35.16

Restricted Stock Units
In 2007, the compensation committee granted service-based and performance-based restricted stock units. The service-based restricted stock units will vest at the end of the three-year vesting period. The performance-based restricted stock units granted in 2007 will vest on March 1, 2010, if certain performance targets are attained. As of March 31, 2007, management assumed for accounting purposes that performance targets used for the 2007 awards would be met, which resulted in the inclusion of costs for these awards in share-based compensation for the three months ended March 31, 2007.
The fair value of the restricted stock unit awards was determined based on the fair value on the date of grant less the present value of the dividends that will not be received on the restricted stock units during the vesting period.
Restricted stock unit awards in 2007 were:

	Service-	Weighted-	Performance-	Weighted-
	based	average	based	average
	nonvested	grant-date	nonvested	grant-date
(Shares in thousands)	shares	fair value	shares	fair value

Nonvested at January 1, 2007	0	$0.00	0	$0.00
Granted	168	40.74	35	40.74
Vested	0	0.00	0	0.00
Forfeited	(1)	40.74	0	0.00

Nonvested at March 31, 2007	167	40.74	35	40.74

NOTE 6 – Commitments And Contingent Liabilities
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
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

will be covered by insurance coverage or will not have a material effect on our consolidated financial position, results of operations or cash flows.
NOTE 7 – Segment Information
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
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

Segment information is summarized in the following table:

	Three months ended March 31,
(In millions)	2007	2006

Revenues:
Commercial lines insurance
Commercial casualty	$209	$197
Commercial property	123	121
Commercial auto	113	112
Workers’ compensation	92	88
Specialty packages	36	36
Surety and executive risk	24	21
Machinery and equipment	7	7

Total commercial lines insurance	604	582

Personal lines insurance
Personal auto	88	101
Homeowner	71	73
Other personal lines	22	22

Total personal lines insurance	181	196

Life insurance	31	27
Investment operations	210	799
Other	5	3

Total	$1,031	$1,607

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$67	$55
Personal lines insurance	14	7
Life insurance	5	0
Investment operations	196	785
Other	(11)	(13)

Total	$271	$834

Identifiable assets:
Property casualty insurance	$2,269	$2,260
Life insurance	944	850
Investment operations	13,688	13,035
Other	1,320	618

Total	$18,221	$16,763

Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion highlights significant factors influencing the consolidated results of operations and financial position of Cincinnati Financial Corporation (CFC). It should be read in conjunction with the consolidated financial statements and related notes included in our 2006 Annual Report on Form 10-K. Unless otherwise noted, A.M. Best Co., a leading insurance industry statistical, analytical and financial strength rating organization, is the source of industry data. Data from A.M. Best is presented on a statutory basis. When we provide our results on a comparable statutory basis, we label it as such; all other company data is presented on a GAAP basis.
We present per share data on a diluted basis unless otherwise noted, adjusting those amounts for all stock splits and dividends. Dollar amounts are rounded to millions; calculations of percent changes are based on whole dollar amounts or dollar amounts rounded to the nearest thousand.
Safe Harbor Statement
This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in our 2006 Annual Report on Form 10-K, Item 1A, Risk Factors, Page 20. Although we often review or update our forward-looking statements when events warrant, we caution our readers that we undertake no obligation to do so.
Factors that could cause or contribute to such differences include, but are not limited to:
•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes

•	Increased frequency and/or severity of claims

•	Inaccurate estimates or assumptions used for critical accounting estimates

•	Events or actions, including unauthorized intentional circumvention of controls, that reduce the company’s future ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002

•	Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:
o	Downgrade of the company’s financial strength ratings

o	Concerns that doing business with the company is too difficult or

o	Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace
•	Delays or inadequacies in the development, implementation, performance and benefits of technology projects and enhancements
•	Ability to obtain adequate reinsurance on acceptable terms, amount of reinsurance purchased, financial strength of reinsurers and the potential for non-payment or delay in payment by reinsurers
•	Increased competition that could result in a significant reduction in the company’s premium growth rate
•	Underwriting and pricing methods adopted by competitors that could allow them to identify and flexibly price risks, which could decrease our competitive advantages
•	Actions of insurance departments, state attorneys general or other regulatory agencies that:
o	Restrict our ability to exit or reduce writings of unprofitable coverages or lines of business

o	Place the insurance industry under greater regulatory scrutiny or result in new statutes, rules and regulations

o	Increase our expenses

o	Add assessments for guaranty funds, other insurance related assessments or mandatory reinsurance arrangements; or that impair our ability to recover such assessments through future surcharges or other rate changes

o	Limit our ability to set fair, adequate and reasonable rates

o	Place us at a disadvantage in the marketplace or

o	Restrict our ability to execute our business model, including the way we compensate agents
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

•	Sustained decline in overall stock market values negatively affecting the company’s equity portfolio and book value; in particular a sustained decline in the market value of Fifth Third shares, a significant equity holding
•	Recession or other economic conditions or regulatory, accounting or tax changes resulting in lower demand for insurance products
•	Events that lead to a significant decline in the value of a particular security and impairment of the asset
•	Prolonged low interest rate environment or other factors that limit the company’s ability to generate growth in investment income or interest-rate fluctuations that result in declining values of fixed-maturity investments
•	Adverse outcomes from litigation or administrative proceedings
•	Investment activities or market value fluctuations that trigger restrictions applicable to the parent company under the Investment Company Act of 1940
•	Events, such as an epidemic, natural catastrophe, terrorism or construction delays, that could hamper our ability to assemble our workforce at our headquarters location
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
Introduction
Corporate Financial Highlights
Income Statement and Per Share Data

	Three months ended March 31,
(Dollars in millions except share data)	2007	2006	Change %

Income statement data
Earned premiums	$815	$804	1.3
Investment income, net of expenses	148	139	7.1
Realized investment gains and losses (pretax)	62	660	(90.6)
Total revenues	1,031	1,607	(35.9)
Net income	194	552	(64.8)
Per share data (diluted)
Net income	1.11	3.13	(64.5)
Cash dividends declared	0.355	0.335	6.0

Weighted average shares outstanding	174,274,157	176,127,404	(1.1)
For the three months ended March 31, 2007, the growth rates for consolidated property casualty earned premiums and pretax investment income were in line with our full-year 2007 targets.
The decline in realized investment gains, revenues, net income and net income per share primarily reflected the inclusion of the proceeds from the sale of our holdings of Alltel Corporation (NYSE:AT) common stock in the first three months of 2006. That sale raised first quarter 2006 realized investment gains and revenues by $647 million and net income and net income per share by $412 million, or $2.34 per share.
Realized investment gains and losses are integral to our financial results over the long term, but we have substantial discretion in the timing of investment sales and, therefore, the gains or losses that will be recognized in any period. That discretion generally is independent of the insurance underwriting process. Also, applicable accounting standards require us to recognize gains and losses from certain changes in fair values of securities without actual realization of those gains and losses.
Net income per share for the three months ended March 31, 2007, benefited from a decline in diluted weighted average shares outstanding from the year-earlier period. Weighted average shares outstanding may fluctuate from period to period because we regularly repurchase shares under board authorizations, and we issue shares when associates exercise stock options.
The board of directors is committed to steadily increasing cash dividends and periodically authorizing stock dividends and splits. Cash dividends declared per share rose 6.0 percent in the three months ended March 31, 2007. The board also is committed to share repurchase. We purchased 1.49 million shares at a total cost of $64 million in the three months ended March 31, 2007.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

Balance Sheet Data and Performance Measures

	At March 31,	At December 31,
(Dollars in millions except share data)	2007	2006

Balance sheet data
Invested assets	$13,641	$13,759
Total assets	18,221	17,222
Short-term debt	49	49
Long-term debt	791	791
Shareholders’ equity	6,708	6,808
Book value per share	39.08	39.38
Debt-to-capital ratio	11.1%	11.0%

	Three months ended March 31,
	2007	2006

Performance measures
Comprehensive income	$13	$240
Return on equity, annualized	11.5%	35.9%
Return on equity, annualized, based on comprehensive income	0.8	15.7
Invested assets were slightly below the level at year-end 2006 because of a decline in the market value of our equity portfolio. Total assets rose over the year-end 2006 level because of the securities lending collateral asset of $984 million. Shareholders’ equity was $6.708 billion, or $39.08 per share, at March 31, 2007, compared with $6.808 billion, or $39.38, at year-end 2006.
Comprehensive income is net income plus the year-over-year change in accumulated other comprehensive income. In the first three months of 2007, comprehensive income declined because of lower unrealized gains in the investment portfolio and gains realized in the period.
Return on equity was lower in the first three months of 2007 because of the lower level of realized gains on investments. Return on equity based on comprehensive income was lower in the first three months of 2007 because of lower net income and reduced unrealized gains in the investment portfolio.
Our ratio of long-term debt to capital (long-term debt plus shareholders’ equity) was essentially unchanged at March 31, 2007.
Property Casualty Highlights

	Three months ended March 31,
(Dollars in millions)	2007	2006	Change %

Property casualty highlights
Written premiums	$846	$829	2.1
Earned premiums	785	778	0.8
Underwriting profit	81	62	30.8
GAAP combined ratio	89.6%	92.0%	(2.6)
Statutory combined ratio	87.7	89.6	(2.2)
The trend in overall written and earned premium growth rates continued to reflect the market factors and competitive strategies discussed in our 2006 Annual Report on Form 10-K, Item 1, Commercial Lines and Personal Lines Property Casualty Insurance Segments, Page 9 and Page 11. The higher premiums we are paying for reinsurance in 2007 lowered the written premium growth rate by approximately 0.5 percentage points.
Our consolidated property casualty insurance underwriting profit rose for the three months ended March 31, 2007, primarily due to lower catastrophe losses. Our combined ratio reflected those trends. (The combined ratio is the percentage of each premium dollar incurred for claims plus all expenses — the lower the ratio, the better the performance. An underwriting profit results when the combined ratio is under 100 percent. A combined ratio above 100 indicates that a carrier is paying out more in claims and expenses than it is collecting in premiums.)
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
We expect to improve service to our agencies by subdividing or creating four field territories in 2007. At year-end 2006, we had 102 field marketing territories, up from 100 at the end of 2005 and 92 at the
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

end of 2004. We continually study the regulatory and competitive environment in states where we could decide to actively market our property casualty products. In January 2007, we announced we were working on plans to enter New Mexico and eastern Washington within the next year. We have begun the process of preparing policy forms and rates to submit to the departments of insurance in those states. Marketing efforts in New Mexico and Washington will begin following our initial agency appointments.
At March 31, 2007, our 1,065 agency relationships had 1,291 reporting agency locations marketing our insurance products, compared with 1,066 agency relationships with 1,289 reporting agency locations at year-end 2006. We also seek to increase overall premiums by expanding our agency plant within our current marketing territories. Our objective is to appoint approximately 55 to 60 additional sales offices, or points of distribution, each year. During the first three months of 2007, we had a net increase of two reporting agency locations. We made 12 new agency appointments during the quarter, including nine that were new relationships. These were offset by changes in agency structures. We are very careful to protect the franchise for current agencies when selecting and appointing new agencies.
In 2007, we expect to make further progress in our efforts to improve service to and communication with our agencies through our expanding portfolio of software. We seek to employ technology solutions and business process improvements that complement our core values of local underwriting decisions, strong relationships with our independent agencies and superior claims service. In recent years, we have made significant investments in state-of-the-art information technology platforms, systems and Internet-based applications. We discuss our technology plans for 2007 in our 2006 Annual Report on Form 10-K, Item 1, Technology Solutions, Page 4. Recent activities include:
o	Commercial Lines Technology – WinCPP® is our commercial lines premium quoting system. WinCPP is used by all of our agency locations in the 32 states in which we actively market insurance and provides quoting capabilities for nearly 100 percent of our new and renewal commercial lines business. We have introduced agency integration technology for WinCPP: CinciBridge™ allows automated movement of key underwriting data from an agent’s management system to WinCPP, reducing agents’ data entry and allowing seamless quoting and rating capabilities.

e-CLAS® is our Web-based policy processing system. e-CLAS now is available in 10 states representing 56 percent of our BOP and DBOP premiums, which are part of our Specialty Package, one of our commercial lines of business. During 2007, we expect to roll out e-CLAS to an additional nine states for these policy types. We also intend to introduce the CinciBridge agency integration technology with e-CLAS this year.

To respond to agency needs, we have begun a project to allow agencies to select direct bill as an option for policyholders. Our first step will be to make the direct bill option available for policies issued through e-CLAS by year-end 2007.

iView™ is our commercial lines policy imaging and workflow system. At March 31, 2007, 73 percent of non-workers’ compensation commercial lines policy files are administered and stored electronically in i-View. We expect more than 90 percent of non-workers’ compensation commercial lines policy files will be stored in iView by year-end 2007.

o	Personal Lines Technology – Diamond is our personal lines policy processing system. At March 31, 2007, Diamond was in use in 15 states representing approximately 95 percent of our personal lines premium volume. Rollout to two additional states is planned for 2007.

In 2006, we introduced PL-efiles, a policy imaging system, to our personal lines operations. Through March 31, 2007, we had transitioned more than one-third of our Diamond personal lines files to PL-efiles.

o	Claims Technology – CMS™ is our claims file management system used by all of our claims associates. Agency access to selected CMS information is planned for 2007.

o	Surety and Executive Risk Technology – CinciBond® is an automated system to process license and permit surety bonds. It has been introduced to agents in 11 states representing 803 agency reporting locations. During 2007, we expect to complete the rollout to 10 of the remaining states and add other popular surety bond types.
Over the years, we have been able to increase our share of our agencies’ business by making available insurance products that meet the needs of the individuals and businesses in their communities. In recent years, our agents have indicated their desire to have Cincinnati available as a market for commercial accounts that require the flexibility of excess and surplus lines coverage.
Generally, excess and surplus lines insurance carriers provide insurance that is unavailable to businesses in the standard market due to market conditions or due to characteristics of the insured that are caused by nature, the insured’s history or the nature of the insured’s business.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

We have studied the option of providing excess and surplus lines coverage for several years and believe it could contribute to our long-term objectives. Among the potential benefits, we could gain opportunities to compete for additional accounts by having more flexibility in pricing and policy terms and conditions.
In 2007, we will take the initial steps necessary to incorporate a new excess and surplus subsidiary and determine its structure. In March, we began appointing the team that will research and develop the appropriate terms and conditions, rates and underwriting guidelines. Additionally, the team is reviewing alternatives for the state of domicile for the new subsidiary and the most effective means for distribution of these products to our independent agencies. We anticipate little, if any, premium contribution from excess and surplus lines in 2007.
•	Achieving above-industry-average growth in property casualty statutory net written premiums and maintaining industry-leading profitability by leveraging our regional franchise and proven agency-centered business strategy – We believe growth in our consolidated property casualty written premiums may be in the low single digits in 2007. Net written premiums rose 2.1 percent in the first three months of 2007 and 3.3 percent for full-year 2006.
Legislative and regulatory developments continue in 2007 to add to the uncertainty that already exists for the insurance industry in Florida. We are not seeking new policyholder relationships from our Florida agencies. This status, which extends to all lines of insurance and other business areas, may result in lower 2007 growth. We have resumed excluding wind coverage from policies located within the Florida wind pool area. This permits us to reduce our exposure to hurricane catastrophe losses for those risks located closest to the coast, in accordance with Florida rules and regulations. We hope the Florida insurance environment will improve so that we may resume writing new business from our Florida agencies. We will continue to monitor Florida’s insurance environment for signs of improvement.
Overall industry premiums are projected to be flat in 2007. Net written premiums for the commercial lines industry are expected to decline 1.0 percent in 2007, the personal lines sector is expected to grow 1.2 percent and the reinsurance sector is expected to grow 18.6 percent.
Taking results for the first three months of 2007 into consideration, we revised our 2007 property casualty combined ratio target in mid-April. We now believe that the full-year combined ratio could be at or below 97 percent on either a GAAP or statutory basis. The GAAP combined ratio was 89.6 percent in the first three months of 2007 and 94.3 percent for full-year 2006. The year-over-year increase reflects four assumptions:
o	Catastrophe losses contributing approximately 5.0 percentage points to the combined ratio, down from our original assumption of 5.5 percent. We think this is an appropriate estimate based on our reinsurance treaty retention and catastrophe loss experience in recent years.

o	Savings from favorable reserve development in line with our historical norms. Savings from favorable development on prior period reserves averaged about 2 percentage points between 2000 and 2003. Between 2004 and 2006, the average rose to an unusually high level of approximately 5 percentage points.

o	Loss ratio deterioration as pricing becomes even more competitive and loss severity increases.

o	Higher other underwriting expenses as we continue to invest in people and technology. We believe the consolidated property casualty 2007 underwriting expense ratio could be approximately 31.5 percent.
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

We do not establish annual capital appreciation targets. Over the long term, our target is to have the equity portfolio outperform the Standard & Poor’s 500 Index, a common benchmark of market performance. In the first three months of 2007, our equity portfolio’s total return was a negative 2.1 percent compared with a 0.6 percent return for the Index. Over the five years ended March 31, 2007, our compound annual equity portfolio return was 0.2 percent compared with a compound annual total return of 6.6 percent for the Index. Our equity portfolio performance reflected the decline in the market value of our holdings of Fifth Third common stock, which generated a negative annualized return of 7.9 percent for the five-year period ended March 31, 2007.

•	Increasing the total return to shareholders through a combination of higher earnings per share, growth in book value and increasing dividends – We do not announce annual targets for earnings per share or book value. Over the long term, we look for our earnings per share growth to outpace that of a peer group of
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

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

Over the long term, we seek to increase earnings per share, book value and dividends at a rate that would allow total return to our shareholders to exceed that of the Standard & Poor’s Composite 1500 Property Casualty Insurance Index. Over the past five years, our total return to shareholders of 49.4 percent was below the 71.4 percent return for that Index.

•	Maintaining financial strength by keeping the ratio of debt to capital below 15 percent and purchasing reinsurance to provide investment flexibility - Based on our present capital requirements, we do not anticipate a material increase in debt levels during 2007. As a result, we believe our debt-to-capital ratio will remain approximately 11 percent.

In December 2006, we finalized our property casualty reinsurance program for 2007, updating it to maintain the balance between the cost of the program and the level of risk we retain. Under the new program, our 2007 reinsurance premiums are expected to be approximately $22 million higher than in 2006. We provide more detail on our reinsurance programs in our 2006 Annual Report on Form 10-K, Item 7, 2007 Reinsurance Programs, Page 69.

Our property casualty and life operations are awarded insurer financial strength ratings. These ratings assess an insurer’s ability to meet its financial obligations to policyholders and do not necessarily address matters that may be important to shareholders.

As of May 2, 2007, our financial strength ratings were unchanged from those reported in our 2006 Annual Report on Form 10-K.

Parent
	Company	Property Casualty Insurance			Life Insurance
	Senior Debt	Subsidiaries Financial			Subsidiary Financial
	Rating	Strength Ratings			Strength Ratings			Outlook
				Rating Tier			Rating Tier
A. M. Best Co.	aa-	A++	Superior	1 of 16	A+	Superior	2 of 16	Stable
Fitch Ratings	A+	AA	Very Strong	4 of 21	AA	Very Strong	4 of 21	Stable
Moody’s Investors Services	A2	Aa3	Excellent	4 of 12	—	—	—	Stable
Standard & Poor’s Ratings Services	A	AA-	Very Strong	4 of 21	AA-	Very Strong	4 of 21	Stable
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
Statutory surplus for our property casualty insurance subsidiary was $4.741 billion at March 31, 2007, compared with $4.723 billion at December 31, 2006. The ratio of the property casualty subsidiary’s common stock to statutory surplus was 96.0 percent at March 31, 2007, compared with 97.3 percent at year-end. Life statutory surplus was $483 million at March 31, 2007, compared with $479 million at December 31, 2006. The ratio of the life insurance subsidiary’s common stock to statutory adjusted capital and surplus was 88.4 percent at March 31, 2007, compared with 88.8 percent at year-end.
Cincinnati Life’s statutory adjusted risk-based surplus increased 1.4 percent to $563 million at March 31, 2007, from $556 million at December 31, 2006. Statutory adjusted risk-based surplus as a percentage of liabilities, a key measure of life insurance company capital strength, was 30.7 percent at March 31, 2007, compared with 37.8 percent at year-end 2006. A higher ratio indicates an insurer’s stronger security for policyholders and capacity to support business growth.
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
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

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
For the combined property casualty insurance operations as well as the commercial lines and personal lines segments, statutory accounting data and ratios are key performance indicators that we use to assess business trends and to make comparisons to industry results, since GAAP-based industry data generally is not readily available. We also use statutory accounting data and ratios as key performance indicators for our life insurance operations. We do not believe that inflation has had a material effect on consolidated results of operations, except to the extent that inflation may affect interest rates. We continue to monitor market trends to identify segments where cost increases are exceeding general inflation rates for their potential effect on claim payments and headquarters construction costs.
Investments held by the parent company and the investment portfolios for the property casualty and life insurance subsidiaries are managed and reported as the investments segment, separate from the underwriting businesses. Net investment income and net realized investment gains and losses for our investment portfolios are discussed in Investments Results of Operations.
The calculations of segment data are described in more detail in Item 1, Note 7 of the Condensed Consolidated Financial Statements, Page 12. The following sections review results of operations for each of the four segments. Commercial Lines Insurance Results of Operations begins on Page 21, Personal Lines Insurance Results of Operations begins on Page 26, Life Insurance Results of Operations begins on Page 30, and Investments Results of Operations begins on Page 32. We begin with an overview of our consolidated property casualty operations, which is the total of our commercial lines and personal lines segments.
Consolidated Property Casualty Insurance Results of Operations

	Three months ended March 31,
(Dollars in millions)	2007	2006	Change %

Written premiums	$846	$829	2.1

Earned premiums	$785	$778	0.8
Loss and loss expenses excluding catastrophes	455	432	5.1
Catastrophe loss and loss expenses	3	39	(91.8)
Commission expenses	161	157	2.5
Underwriting expenses	82	84	(2.8)
Policyholder dividends	3	4	(2.1)

Underwriting profit	$81	$62	30.9

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	57.9%	55.6%
Catastrophe loss and loss expenses	0.4	5.0

Loss and loss expenses	58.3	60.6
Commission expenses	20.5	20.2
Underwriting expenses	10.4	10.8
Policyholder dividends	0.4	0.4

Combined ratio	89.6%	92.0%

In addition to the factors discussed in our 2006 Annual Report on Form 10-K, Item 7, Commercial Lines and Personal Lines Insurance Results of Operations, Page 42 and Page 49, growth and profitability for the property casualty insurance operations were affected by:
•	New business written directly by agencies was $80 million in the three months ended March 31, 2007, compared with $77 million in the year earlier period. New business levels reflected market conditions for commercial and personal lines as well as the advantages of our agency relationship strategy and changes made to our personal lines pricing in mid-2006.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

•	Catastrophe losses contributed 0.4 percentage points to the combined ratio in the first three months of 2007 compared with 5.0 percentage points in the comparable 2006 period. In the first quarter of 2007, we incurred $16 million in pretax catastrophe losses caused by four weather events during the period, mitigated by $13 million in reduced estimates of losses from catastrophes in earlier years, in particular an October 2006 hail storm. The following table shows catastrophe losses incurred, net of reinsurance, for these periods as well as the effect of loss development on prior period catastrophes.

(In millions, net of reinsurance)			Three months ended March 31,
			Commercial	Personal
Dates	Cause of loss	Region	lines	lines	Total

2007
Jan. 12-15	Wind, hail, ice, snow	Midwest	$2	$1	$3
Feb. 14-15	Wind, hail, ice, snow	Mid-Atlantic	1	1	2
Feb. 23-25	Wind, hail, ice, snow	Midwest	3	0	3
Mar. 1-2	Wind, hail, flood	South	6	2	8
Development on 2006 and prior catastrophes			(2)	(11)	(13)

Calendar year incurred total			$10	$(7)	$3

2006
Mar. 11-13	Wind, hail	Midwest, Mid-Atlantic	$28	$10	$38
Development on 2005 and prior catastrophes			1	0	1

Calendar year incurred total			$29	$10	$39

•	Savings from favorable development on prior period reserves reduced the combined ratio by a total of 4.0 percentage points in the first three months of 2007, including 1.7 percentage points from the $13 million in savings from favorable development on prior period catastrophe loss reserves noted above. In the first three months of 2006, reserve strengthening added 2.5 percentage points to the combined ratio.
The discussions of property casualty insurance segments provide additional detail regarding these factors.
Commercial Lines Insurance Results of Operations
Overview
Performance highlights for the commercial lines segment include:
•	Premiums –Our commercial lines written premiums rose 3.8 percent in the first quarter of 2007 as competition in our markets continued to increase. This growth reflects the value of our agency relationships, new business growth, healthy policy retention rates, more accurate risk classification and insurance-to-value initiatives. These helped offset our deliberate decisions not to write or renew certain business, the loss of some accounts due to price competition and slightly higher reinsurance premiums.

In the more competitive pricing environment, we have been careful to maintain our underwriting discipline for both renewal and new business. We believe that our written premium growth rate continues to exceed the average for the overall commercial lines industry, which A.M. Best estimates may decline approximately 1 percent in 2007 after rising approximately 1 percent in 2006.

Our earned premiums rose 3.7 percent for the quarter.

We continue to see a shift in our customer base to slightly larger accounts as our policy count remains relatively stable. From 2004 through 2006, growth in accounts with premiums above $10,000 offset a decline in the number of smaller accounts. Agency emphasis and technology considerations were the primary reasons for the shift.

New commercial lines business written directly by agencies in the first three months of 2007 grew 2.8 percent to $72 million from $70 million in the comparable 2006 period.

•	Combined ratio – Our commercial lines combined ratio improved 1.6 percentage points to 88.9 percent in the first quarter of 2007, primarily due to a significantly lower level of catastrophe losses. Savings from favorable development on prior period reserves improved the ratio by 2.5 percentage points in the first three months of 2007 while reserve strengthening raised the ratio by 2.7 percentage points in the first three months of 2006. In the first three months of 2007, higher large losses and modestly higher commissions and other underwriting expenses offset the savings.

We continue to focus on sound underwriting fundamentals and seek to obtain adequate premiums per policy. On an ongoing basis, we monitor loss patterns and structure our products and our pricing accordingly. We discuss large losses and other factors affecting the combined ratio beginning on Page 22. We discuss reserve development for commercial lines of business on Page 36.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

Our commercial lines statutory combined ratio was 86.5 percent in the first three months of 2007 compared with 87.5 percent in the comparable 2006 period. By comparison, A.M. Best estimates the industry commercial lines combined ratio will be approximately 98 percent in 2007, rising from approximately 94.3 percent in 2006. Beginning in 2007, we are including stock option expense in the calculation of statutory income.
Commercial Lines Results

	Three months ended March 31,
(Dollars in millions)	2007	2006	Change %

Written premiums	$693	$668	3.8

Earned premiums	$604	$582	3.7
Loss and loss expenses excluding catastrophes	344	324	5.8
Catastrophe loss and loss expenses	10	29	(63.9)
Commission expenses	123	117	5.6
Underwriting expenses	57	53	5.9
Policyholder dividends	3	4	(2.1)

Underwriting profit	$67	$55	21.3

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	56.9%	55.7%
Catastrophe loss and loss expenses	1.8	5.1

Loss and loss expenses	58.7	60.8
Commission expenses	20.4	20.0
Underwriting expenses	9.3	9.1
Policyholder dividends	0.5	0.6

Combined ratio	88.9%	90.5%

Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. The change in the loss and loss expense ratio in the first three months of 2007 was due to:
•	Catastrophe losses – Catastrophe losses contributed 1.8 percentage points to the commercial lines loss and loss expense ratio in the first three months of 2007 compared with 5.1 percentage points in the first three months of 2006. In the first three months of 2007, we incurred $12 million in pretax catastrophe losses caused by four weather events during the period. These losses were mitigated by a net $2 million of favorable loss development on prior period catastrophe reserves.

•	Loss reserve changes – Savings from favorable development on prior period reserves reduced the ratio by a total of 2.5 percentage points in the first three months of 2007, including 0.4 percentage points from the $2 million of favorable loss development on prior period catastrophe loss reserves noted above. In the first three months of 2006, reserve strengthening added 2.7 percentage points to the ratio.

•	Market conditions – During the first three months of 2007, agents continued to report that renewal pricing pressure had risen and new business pricing was requiring even more flexibility and more careful risk selection. We are using credits more frequently to retain renewals of quality business – the larger the account, the higher the credits, with variations by geographic region and class of business. Our field marketing representatives continue to report pricing down about 10 percent to 15 percent on average to write the same piece of new business we would have quoted a year ago. By comparison, 5 percent to 10 percent rate declines seem to be typical for renewal business.

•	Loss severity – We believe loss severity continues to be of concern. Various factors, such as higher initial reserve levels, normal loss cost inflation and higher settlement expenses are contributing to an increase in new losses and case reserve increases greater than $250,000. In the first three months of 2007, these were above the year-ago level, but below the level of the third and fourth quarters of 2006. In total, commercial lines new losses and reserve increases greater than $250,000 rose to 21.8 percent of earned premiums in the first three months of 2007, up from 17.6 percent in the comparable 2006 period.

New losses greater than $1 million frequently are the result of severe injuries to individuals covered by our policies. We continue to analyze factors that could be contributing to a rise in severe injuries. Overall, our analysis continues to indicate no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

Commercial Lines Losses by Size

	Three months ended March 31,
(Dollars in millions)	2007	2006	Change %

Losses $1 million or more	$45	$30	49.2
Losses $250 thousand to $1 million	38	28	33.9
Development and case reserve increases of $250 thousand or more	49	44	10.7
Other losses excluding catastrophes	141	155	(9.3)

Total losses incurred excluding catastrophe losses	273	257	5.7
Catastrophe losses	10	29	(63.9)

Total losses incurred	$283	$286	(1.5)

Ratios as a percent of earned premiums:
Losses $1 million or more	7.4%	5.2%
Losses $250 thousand to $1 million	6.2	4.8
Development and case reserve increases of $250 thousand or more	8.2	7.6
Other losses excluding catastrophes	23.2	26.5

Loss ratio excluding catastrophe losses	45.0	44.1
Catastrophe losses	1.8	5.1

Total loss ratio	46.8%	49.2%

Commission Expenses
Commercial lines commission expense as a percent of earned premium rose slightly in the first three months of 2007, primarily due to a change in the mix of premiums from our various commercial business lines compared with the year-ago period. Profit-sharing, or contingent, commissions are calculated on the profitability of an agency’s aggregate book of business, taking into account longer-term profit, with a percentage for prompt payment of premiums and other criteria, and reward the agencies’ efforts. These profit-based commissions generally fluctuate with our loss and loss expenses.
Underwriting Expenses
Non-commission underwriting expenses rose slightly in the first three months of 2007. Variations over the first three months of 2006 reflected normal fluctuations in operating expenses.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

Line of Business Analysis
Approximately 95 percent of our commercial lines premiums relate to accounts with coverages from more than one of our business lines. As a result, we believe that our commercial lines experience is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for our business lines:

	Three months ended March 31,
(Dollars in millions)	2007	2006	Change %

Commercial casualty:
Written premiums	$245	$228	7.2
Earned premiums	209	197	5.9
Loss and loss expenses incurred	112	101	10.4
Loss and loss expense ratio	53.5%	51.3%
Loss and loss expense ratio excluding catastrophes	53.5	51.3
Commercial property:
Written premiums	$138	$134	3.0
Earned premiums	123	121	1.6
Loss and loss expenses incurred	66	88	(25.0)
Loss and loss expense ratio	53.6%	72.7%
Loss and loss expense ratio excluding catastrophes	46.7	49.9
Commercial auto:
Written premiums	$124	$126	(1.4)
Earned premiums	113	112	0.7
Loss and loss expenses incurred	73	65	12.8
Loss and loss expense ratio	64.6%	57.7%
Loss and loss expense ratio excluding catastrophes	64.8	57.1
Workers’ compensation:
Written premiums	$113	$112	1.8
Earned premiums	92	88	4.4
Loss and loss expenses incurred	70	69	1.7
Loss and loss expense ratio	76.5%	78.6%
Loss and loss expense ratio excluding catastrophes	76.5	78.6
Specialty packages:
Written premiums	$41	$40	3.3
Earned premiums	36	36	0.7
Loss and loss expenses incurred	25	23	9.1
Loss and loss expense ratio	69.6%	64.3%
Loss and loss expense ratio excluding catastrophes	62.6	60.7
Surety and executive risk:
Written premiums	$25	$22	13.4
Earned premiums	24	21	11.7
Loss and loss expenses incurred	6	6	1.5
Loss and loss expense ratio	24.0%	26.5%
Loss and loss expense ratio excluding catastrophes	24.0	26.5
Machinery and equipment:
Written premiums	$7	$7	2.9
Earned premiums	7	7	5.1
Loss and loss expenses incurred	2	2	(7.9)
Loss and loss expense ratio	28.2%	32.2%
Loss and loss expense ratio excluding catastrophes	29.8	32.2
Over the past several years, results for the business lines within the commercial lines segment have reflected our emphasis on underwriting and obtaining adequate pricing for covered risks, as discussed above.
Commercial Casualty
Commercial casualty written premiums rose 7.2 percent for the first three months of 2007. Casualty pricing continued to become more competitive.
The commercial casualty loss and loss expense ratio for the three-month period rose slightly but remained within the range we consider appropriate.
Commercial Property
Commercial property written premiums rose 3.0 percent in the first three months of 2007. Commercial property results reflect the competitive pricing environment in non-coastal markets. We continue to work to ensure we receive adequate premiums for covered risks. This ongoing effort helps offset more competitive market conditions.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

The commercial property loss and loss expense ratio for the first three months of 2007 was substantially improved from the year-ago level because of lower catastrophe losses. Excluding catastrophes, the improvement in the ratio for the three-month period reflected savings from favorable development on prior period reserves this year compared with reserve strengthening in the first three months of 2006. Generally, the loss and loss expense ratio remained within the range we consider appropriate in light of the increasing competition in this market and an increase in large losses first observed in mid-2006.
Commercial Auto
Commercial auto written premiums declined 1.4 percent in the first three months of 2007 due to lower pricing on new and renewal business.
Conversely, the commercial auto loss and loss expense ratio for the first three months of 2007 increased from the year-ago level, primarily due to the lower pricing on new and renewal business. Commercial auto is one of the business lines that we renew and price annually, so market trends may be reflected here more quickly than in other lines. Commercial auto also is generally one of the larger components of the typical package.
The higher loss and loss expense ratio also reflected an increase in large losses first observed in mid-2006. New losses greater than $1 million contributed $15 million to loss and loss expenses in the first three months of 2007, up from $10 million in the first three months of 2006. We also are beginning to see the impact of the downward pressure on pricing on underwriting results.
Modest reserve strengthening was a third contributor to the higher loss and loss expense ratio in the first three months of 2007. In contrast, savings from favorable reserve development improved the loss and loss expense ratio in the first three months of 2006.
Workers’ Compensation
Workers’ compensation written premiums rose 1.8 percent in the first three months of 2007. In Ohio, our largest state on a consolidated basis, we cannot offer workers’ compensation coverage because it is a state monopoly, provided solely by the state instead of private insurers.
We pay a lower commission rate on workers’ compensation business, which means this line has a higher loss and loss expense breakeven point than our other commercial business lines. The workers’ compensation loss and loss expense ratio improved in the first three months of 2007, benefiting from savings from favorable development on prior period reserves compared with reserve strengthening in the first three months of 2006.
The loss and loss expense ratio improved even though results for the first three months of 2007 included three losses greater than $1 million, totaling $7.1 million. They added approximately 7.7 percentage points to the workers’ compensation loss and loss expense ratio. In the first quarter of 2006, we had no workers’ compensation loss greater than $1 million although we had seven such losses, totaling $18 million, in the remainder of 2006. Since mid-2006, we have established higher initial reserves for newly reported workers’ compensation claims to reflect our best estimate of ultimate future payouts in light of medical cost and other trends in this market segment.
Specialty Packages
Specialty packages written premiums rose 3.3 percent in the first three months of 2007. The rollout we have begun of e-CLAS, our commercial lines policy processing system, should help us meet changing agency needs and address pricing, technology and service systems other carriers have introduced for similar products in recent years. The specialty packages loss and loss expense ratio for the first three months of 2007 increased by 5.3 percentage points.
Surety and Executive Risk
Surety and executive risk written premiums rose 13.4 percent in the first three months of 2007, while the loss and loss expense ratio improved by 2.5 percentage points.
Machinery and Equipment
Machinery and equipment written premiums rose 2.9 percent in the first three months of 2007, while the loss and loss expense ratio improved by 4.0 percentage points.
Commercial Lines Insurance Outlook
We anticipate that commercial lines pricing trends observed in the first three months of 2007 will persist through the remainder of the year.
We intend to continue to market our products to a broad range of business classes, price our products adequately and take a package approach. We intend to maintain our underwriting selectivity and carefully manage our rate levels as well as our programs that seek to accurately match exposures with appropriate premiums. We will continue to evaluate each risk individually and to make decisions regarding rates, the use of three-year commercial policies, policy extensions and other policy terms on a case-by-case basis, even in lines
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

and classes of business that are under competitive pressure. New marketing territories created over the past several years and new agency appointments will contribute to commercial lines growth.
We believe our approach should allow us to continue to underwrite commercial lines business profitably in 2007 although we anticipate increases in the commercial lines combined ratio as ongoing soft market conditions lead to lower premium per exposure. In addition, we do not believe favorable reserve development will contribute to underwriting profits in 2007 as much as in the past three years. Further, underwriting expenses are rising. We discuss our overall outlook for our property casualty insurance operations in our 2006 Annual Report on Form 10-K, Item 7, Measuring Our Success in 2007 and Beyond, Page 34.
Personal Lines Insurance Results Of Operations
Overview
Performance highlights for the personal lines segment include:
•	Premiums – For the third consecutive quarter, the rate of decline in personal lines written premiums slowed in the first three months of 2007. The slowing rate reflected higher reinsurance premiums, improving policyholder retention and rising new business levels following our July 2006 introduction of a limited program of policy credits. Insurance scores incorporate credits into homeowner and personal auto pricing in most of the states in which our Diamond system is in use. These credits were intended to improve our ability to compete for our agents’ highest quality personal lines accounts, increasing the opportunity for our agents to market the advantages of our personal lines products and services to their clients. The credits lowered premiums for eligible new and renewal policyholders.

Policyholder retention exceeded 90 percent for both personal auto and homeowner in the first three months of 2007, and the three months ended December 31, 2006. During the first three quarters of 2006, retention rates were below 90 percent.

Personal lines new business premiums written directly by agencies increased 25.4 percent to $8 million in the first three months of 2007 from $7 million in the year-ago period. New business premiums began rising in the third and fourth quarters of 2006 after declining for the 14 prior quarters.

The effect of higher reinsurance premium is seen in the lower rate of decline in agency direct written premiums, which are written premiums before reinsurance. Agency direct written premiums declined 3.4 percent in the first three months of 2007 compared with the year-ago period.

A.M. Best estimates that industry personal lines net written premiums may rise approximately 1.2 percent in 2007 after rising approximately 2 percent in 2006.

Our earned premiums declined 7.6 percent for the quarter, predominantly reflecting written premium decreases in 2006.

•	Combined ratio – The combined ratio improved, primarily because the ratio benefited 6.1 percentage points from net savings on prior year catastrophe losses in the first three months of 2007. In the first three months of 2006, catastrophe losses increased the ratio by 5.0 percentage points.

Our personal lines statutory combined ratio was 93.5 percent in the first three months of 2007 compared with 98.1 percent in the comparable 2006 period. By comparison, A.M. Best estimates the industry personal lines combined ratio will be approximately 95.4 percent in 2007, rising from approximately 92 percent in 2006. Beginning in 2007, we are including stock option expense in the calculation of statutory income.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

Personal Lines Results

	Three months ended March 31,
(Dollars in millions)	2007	2006	Change %

Written premiums	$153	$161	(5.1)

Earned premiums	$181	$196	(7.6)
Loss and loss expenses excluding catastrophes	111	108	2.8
Catastrophe loss and loss expenses	(7)	10	(176.3)
Commission expenses	38	40	(6.6)
Underwriting expenses	25	31	(18.0)

Underwriting profit	$14	$7	107.1

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	61.4%	55.1%
Catastrophe loss and loss expenses	(4.1)	5.0

Loss and loss expenses	57.3	60.1
Commission expenses	20.9	20.7
Underwriting expenses	13.8	15.6

Combined ratio	92.0%	96.4%

Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. The change in the loss and loss expense ratio in the first three months of 2007 was due to:
•	Market conditions – A significant factor in the change in the loss and loss expense ratio was lower pricing as noted above.

•	Catastrophe losses – Net favorable catastrophe loss development reduced the personal lines loss and loss expense ratio by 4.1 percentage points in the first three months of 2007. We incurred $4 million in pretax catastrophe losses caused by four weather events during the period. These losses were offset by a net $11 million in reduced estimates of losses from catastrophes in earlier years, in particular an October 2006 hail storm. In the first three months of 2006, catastrophe losses raised the loss and loss expense ratio by 5.0 percentage points.

•	Loss reserve changes – Savings from favorable development on prior period reserves reduced the ratio by a total of 9.1 percentage points in the first three months of 2007, including 6.1 percentage points from the $11 million in savings from favorable development on prior period catastrophe loss reserves noted above. In the first three months of 2006, reserve strengthening added 2.0 percentage points to the ratio.

•	Loss severity – We believe loss severity continues to be of concern. Various factors, such as higher initial reserve levels, loss cost inflation and higher settlement costs are contributing to an increase in loss severity. The ratio of new losses and case reserve increases greater than $250,000 rose to 10.6 percent of earned premiums in the first three months of 2007, up from 9.2 percent in the comparable 2006 period.

New losses greater than $1 million frequently are the result of severe injuries to individuals covered by our policies. We continue to analyze factors that could be contributing to a rise in severe injuries. Overall, our analysis continues to indicate no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

Personal Lines Losses by Size

	Three months ended March 31,
(Dollars in millions)	2007	2006	Change %

Losses $1 million or more	$5	$2	130.6
Losses $250 thousand to $1 million	10	10	(5.8)
Development and case reserve increases of $250 thousand or more	4	5	(27.4)
Other losses excluding catastrophes	76	74	3.2

Total losses incurred excluding catastrophe losses	95	91	3.7
Catastrophe losses	(7)	10	(176.3)

Total losses incurred	$88	$101	(13.5)

Ratios as a percent of earned premiums:
Losses $1 million or more	3.0%	1.2%
Losses $250 thousand to $1 million	5.4	5.3
Development and case reserve increases of $250 thousand or more	2.2	2.7
Other losses excluding catastrophes	42.4	38.0

Loss ratio excluding catastrophe losses	53.0	47.2
Catastrophe losses	(4.1)	5.0

Total loss ratio	48.9%	52.2%

Commission Expenses
Personal lines commission expense as a percent of earned premium rose slightly in the first three months of 2007, primarily due to a change in the mix of premiums from our personal auto and homeowner business line compared with the year-ago period. Profit-sharing, or contingent, commissions are calculated on the profitability of an agency’s aggregate book of business, taking into account longer-term profit, with a percentage for prompt payment of premiums and other criteria, and reward the agencies’ efforts. These profit-based commissions generally fluctuate with our loss and loss expenses.
Underwriting Expenses
Non-commission underwriting expenses declined 1.8 percentage points in the first three months of 2007. For the first three months of 2007 these expenses were in line with the level we anticipate. In the first three months of 2006, underwriting expenses were high due to the normal fluctuations in operating expenses and the timing of certain items.
Line of Business Analysis
We prefer to write personal lines coverage on an account basis that includes both auto and homeowner coverages as well as coverages from the other personal business line. As a result, we believe that our personal lines experience is best measured and evaluated on a segment basis. However, we provide the line of business data to summarize growth and profitability trends separately for the three business lines.

	Three months ended March 31,
(Dollars in millions)	2007	2006	Change %

Personal auto:
Written premiums	$72	$79	(9.6)
Earned premiums	88	101	(12.5)
Loss and loss expenses incurred	59	60	(3.2)
Loss and loss expense ratio	66.5%	60.1%
Loss and loss expense ratio excluding catastrophes	68.8	59.3
Homeowner:
Written premiums	$61	$62	(1.1)
Earned premiums	71	73	(2.4)
Loss and loss expenses incurred	36	47	(23.7)
Loss and loss expense ratio	50.0%	64.0%
Loss and loss expense ratio excluding catastrophes	57.5	52.9
Other personal:
Written premiums	$20	$20	0.6
Earned premiums	22	22	(2.8)
Loss and loss expenses incurred	9	11	(11.1)
Loss and loss expense ratio	43.4%	47.4%
Loss and loss expense ratio excluding catastrophes	43.5	43.6
Personal Auto
Written and earned premiums for the personal auto business line declined for the first three months of 2007. We believe the decline was due to policy credits adopted in mid-2006 that improved our position in the market but lowered premiums for our agents’ better customers. The new policy credits have had a positive effect on
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

policyholder retention and new business activity. New business, however, has not yet returned to a level that would allow us to replace lower renewal policy premiums and normal attrition. We continue to monitor and modify selected rates and credits to address our competitive position. In recent years, we have seen generally higher costs for liability claims, including severe injuries, and we are seeking rate increases for liability coverages to offset lower rates for physical damage coverages.
Net favorable catastrophe loss development reduced the personal auto loss and loss expense ratio by 2.9 percentage points in the first three months of 2007. During the period, we incurred less than $1 million in pretax catastrophe losses. These losses were offset by a net $3 million in reduced estimates of losses from catastrophes in earlier years. In the first three months of 2006, catastrophe losses raised the loss and loss expense ratio by 0.8 percentage points.
The personal auto loss and loss expense ratio excluding catastrophe losses rose 9.5 percentage points for the first three months of 2007, largely because of pricing and normal loss cost trends. We also believe that a higher frequency of winter weather-related claims in the first three months of 2007 contributed to the higher ratio.
Homeowner
Written and earned premiums for the homeowner business line declined slightly for the first three months of 2007. Agency direct written premiums as defined above rose 2.0 percent in the first three months of 2007.
As discussed above, policy credits adopted in mid-2006 that improved our competitive position, lowered rates for our agents’ better customers. The new policy credits have had a positive effect on policyholder retention and new business activity. We continue to monitor and modify selected rates and credits to address our competitive position.
Net favorable catastrophe loss development reduced the homeowner loss and loss expense ratio by 11.4 percentage points in the first three months of 2007. During the period, we incurred less than $3 million in pretax catastrophe losses. These losses were offset by a net $8 million in reduced estimates of losses from catastrophes in earlier years. In the first three months of 2006, catastrophe losses raised the loss and loss expense ratio by 11.1 percentage points.
The homeowner loss and loss expense ratio excluding catastrophe losses rose 4.6 percentage points due to higher winter-weather related losses in the first three months of 2007 compared with the year-ago period.
We began a strategic shift in 2004 to a more conventional one-year homeowner policy term from our traditional three-year policy term. We are nearing completion of our transition to one-year policies in conjunction with the state-by-state deployment of Diamond, our personal lines policy processing system. One-year policies allow us to modify rates, terms and conditions more promptly in response to market changes. At March 31, 2007, approximately 89 percent of all homeowner policies had been converted to a one-year term, up from approximately 56 percent at year-end 2005. We are continuing to renew homeowner policies for three-year terms in five states that account for less than 1 percent of total personal lines premiums.
We had hoped that by 2007 the full benefit of our pricing and underwriting actions would be reflected in homeowner results and this line would be approaching breakeven performance. Rates changes we made to keep our retention rate and new business at acceptable levels, along with higher reinsurance costs, have interrupted our progress toward consistent breakeven performance for our homeowner business line. Two other factors also contribute to our ability to achieve acceptable homeowner results:
•	Non-commission expenses –Since we generally do not allocate non-commission expenses to individual business lines, to measure homeowner profitability, we assume total commission and underwriting expenses contribute approximately 33 percentage points to a homeowner combined ratio. Lower levels of premium growth affected our ability to attain our expense ratio target in 2006 and may continue to do so in the future.
•	Catastrophe losses – To measure our progress toward homeowner profitability, we assume catastrophe losses as a percent of homeowner earned premium in the range of 17 percent. Between 2004 and 2006, catastrophe losses averaged 22.2 percent of homeowner earned premiums. We have not changed our catastrophe loss assumption because the geographic concentration of losses in recent years has been unusual.
Other Personal
Other personal written premiums were up slightly in the first three months of 2007 and the loss and loss expense ratio was stable.
Personal Lines Insurance Outlook
While the rise in new business levels and policy retention rates since the second half of 2006 are positive indications for our personal lines business, we believe our full-year 2007 growth rate will be below that of the
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

industry and that full-year 2007 personal lines results will reflect a more normal level of catastrophe losses than we saw in the first three months of 2007.
We also are concerned that personal lines pricing and loss activity are at levels that could put pressure on our future combined ratio, if those trends continue. We are pursuing a number of strategies in our personal lines business to achieve our long-term objectives for this segment:
•	Competitive rates –In mid-2006, we introduced insurance scores into our program of policy credits for homeowner and personal auto pricing. That action led to the increased new business for both personal auto and homeowner in the last three quarters. It also led to improved retention of renewal business. While these pricing refinements have reduced premiums per policy, we believe they present an opportunity to attract our agents’ more quality conscious clientele.
•	Product development – To provide our agents with additional features to differentiate our products, we plan several new offerings in 2007 and 2008. We have already introduced an expanded identity theft coverage that includes advocacy services to assist a policyholder in the event of a claim. In the first quarter of 2007, we also began the rollout of a new coverage endorsement – Replacement Cost Auto. This optional coverage provides for replacement of a totaled auto with a new auto, if the accident occurs in the first three years after the policyholder purchases a new car.
In the third quarter of 2007, we plan to begin offering an optional endorsement for our personal auto policy that bundles eight additional coverages. These coverages increase towing and rental limits, pay for lock replacement if the policyholder’s keys are lost or stolen and pay for accidental deployment of an airbag, among others.
•	Diamond –The Diamond system is in use by agencies writing approximately 95 percent of personal lines premium volume. We believe the system is making it easier for agents to place personal auto, homeowner and other personal lines business with us, while greatly increasing policy-issuance and policy-renewal efficiencies and providing direct-bill capabilities.
•	New agencies – The availability of Diamond should help us increase the number of agencies that offer our personal lines products, potentially contributing to personal lines growth and geographic diversity. We currently market both homeowner and personal auto insurance products through 784 of our 1,291 reporting agency locations in 22 of the 32 states where we market commercial lines insurance. We market homeowner products through 22 locations in three additional states (Maryland, North Carolina and West Virginia).

During 2007, we plan to add personal lines agency locations that currently market only our commercial lines products. Expanding into these agencies would provide additional sources of premiums and help geographically diversify our personal lines portfolio. During the fourth quarter of 2006 and the first quarter of 2007, our field teams and personal lines associates began contacting the agencies we have identified in the 13 states in which Diamond is in use, introducing them to our improving personal lines product line and technology. Over the past six months, we have added personal lines in 24 of our commercial lines agencies and hope to add approximately 25 additional commercial lines agencies during the remainder of the year.
We identify several other factors that may affect the personal lines combined ratio in 2007 and beyond. Personal lines underwriters continue to focus on insurance-to-value initiatives to verify that policyholders are buying the correct level of coverage for the value of the insured risk, and we are carefully maintaining underwriting standards. However, if premiums decline more than we expect, the 2007 personal lines expense ratio may be higher than the 2006 level, because some of our costs are relatively fixed, such as our planned investments in technology. We discuss our overall outlook for the property casualty insurance operations in our 2006 Annual Report on Form 10-K, Item 7, Measuring Our Success in 2007 and Beyond, Page 34.
Life Insurance Results Of Operations
Overview
Performance highlights for the life insurance segment include:
•	Revenues – Revenues declined in the first quarter of 2007 because of lower realized investment gains. Gross in-force policy face amounts increased to $58.450 billion at March 31, 2007, from $56.971 billion at year-end 2006. Total statutory life insurance net written premiums were $42 million in the first three months of 2007 compared with $40 million in the comparable 2006 period. Total statutory written premiums for life insurance operations for all periods include life insurance, annuity and accident and health premiums. The change primarily was due to:
o	Statutory written premiums for term and other life insurance products rose $4 million, or 13.0 percent, to $33 million for the first three months of 2007.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

o	Statutory written annuity premiums declined $2 million, or 17.1 percent, to $8 million in the first three months of 2007. Since late 2005, we have de-emphasized annuities because of an unfavorable interest rate environment.
Fee income from universal life products increased 18.6 percent to $7.0 million in the first three months of 2007. Separate account investment management fee income contributed $1.4 million and $0.7 million to total revenues in the first three months of 2007 and 2006.
For the first three months of 2007, the life insurance segment experienced a decline in life applications submitted compared with the first three months of 2006. Since year-end 2006, gross face amounts issued rose 2.7 percent, primarily due to continued strong sales of term insurance marketed through the company’s property casualty agency force. Over the past several years, we have worked to maintain a portfolio of straightforward and contemporary products, primarily under the LifeHorizons banner.
Distribution expansion within our property casualty insurance agencies remains a high priority. We have 27 life field marketing representatives calling on our property casualty insurance agencies and we are looking to add an additional representative in the established marketing areas in late 2007.
•	Profitability – The life insurance segment reports a small GAAP gain or loss because its investment income is included in investment segment results, except investment income credited to contract holders (interest assumed in life insurance policy reserve calculations). The segment operating profit rose by $5 million in the first three months of 2007 due to favorable mortality experience and persistency as well as earned premium growth.
At the same time, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. For that reason, we also evaluate the performance of our life insurance subsidiary by including the contribution of all investment activities related to assets associated with the life insurance operations. In the first three months of 2006, the life insurance company portfolio had pretax realized investment gains of $42 million due to the sale of our Alltel common stock holding. Because realized gains were lower this year, net income for the life insurance subsidiary was $18 million in the first three months of 2007 compared with $35 million in the first three months of 2006.
Life Insurance Results

	Three months ended March 31,
(In millions)	2007	2006	Change %

Written premiums	$42	$40	5.5

Earned premiums	$30	$26	15.7
Separate account investment management fees	1	1	83.1

Total revenues	31	27	17.6

Contract holders benefits incurred	27	30	(9.8)
Investment interest credited to contract holders	(14)	(14)	2.8
Operating expenses incurred	13	11	28.7

Total benefits and expenses	26	27	(1.3)

Life insurance segment profit	$5	$0	nm

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
Because of the conservative nature of statutory reserving principles, retaining the policy reserve requires a large commitment of capital and reduces statutory earnings. However, we believe the long-term profitability of term life insurance serves to enhance GAAP results. Although the exact timing and details are uncertain, the NAIC continues to make progress toward comprehensive reforms of statutory reserving principles, as we discussed in our 2006 Annual Report on Form 10-K, Item 7, 2007 Reinsurance Programs, Page 69.
In the future, we expect that assets under management, capital appreciation and investment income, which are reported in investment segment results, will continue to be integral to our evaluation of the success of the life insurance operations. While life insurance segment profit may continue to fluctuate near break-even, when we also consider life insurance investment activities, we continue to believe the life insurance operations will
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

continue to provide a steady income stream, which helps offset the fluctuations of the property casualty insurance business.
Investments Results of Operations
Overview
The investment segment contributes investment income and realized gains and losses to results of operations. Investments provide our primary source of pretax and after-tax profits.
•	Investment income – Pretax investment income reached a new record in the first three months of 2007, rising 7.1 percent from the comparable prior period. Growth in investment income has been driven by strong cash flow for new investments, higher interest income from the growing fixed-maturity portfolio and increased dividend income from the common stock portfolio.

Overall, common stock dividends contributed 45.1 percent of pretax investment income in the first three months of 2007, compared with 41.6 percent in the comparable 2006 period. Fifth Third, our largest equity holding, contributed 42.3 percent of total dividend income in the first three months of 2007. We discuss our Fifth Third investment in our 2006 Annual Report on Form 10-K, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Page 72.

•	Net realized gains and losses – We reported realized investment gains in the first three months of 2007 and 2006 due to investment sales. Realized gains of $62 million in the first quarter of 2007 included proceeds from the sale of a portion of our holdings of certain securities. Securities were sold because either they no longer met our investment parameters or we determined we could improve yield prospects. In the first three months of 2006, the sale of our Alltel common stock holding contributed $647 million (pretax) of the gain.

The effect of changes in the fair value of convertible securities and of other-than-temporary impairment charges was insignificant in both periods.
Investment Results

	Three months ended March 31,
(In millions)	2007	2006	Change %

Investment income:
Interest	$76	$74	2.2
Dividends	72	62	16.7
Other	3	4	(18.0)
Investment expenses	(3)	(1)	(102.0)

Total net investment income	148	139	7.1

Investment interest credited to contract holders	(14)	(14)	2.8

Net realized investment gains and losses:
Realized investment gains and losses	61	659	(90.7)
Change in valuation of derivatives	1	2	(56.2)
Other-than-temporary impairment charges	0	(1)	100.0

Net realized investment gains	62	660	(90.6)

Investment operations income	$196	$785	(75.0)

Investments Outlook
In the first three months of 2007 we sold 725,000 shares of our holdings of ExxonMobil Corporation (NYSE:XOM) common stock. In April 2007, we sold an additional 3,072,206 shares, reducing our holdings to 5,164,860 shares with a market value of $415 million at the close of business on April 27, 2007. Proceeds have been reinvested in equity securities. The sale contributed $30 million to our pretax realized gains for the first three months of 2007. The $175 million gain from the sale in April 2007 will be recognized in pretax realized investment gains and losses in the second quarter of 2007. After-tax proceeds from the shares sold in April totaled approximately $114 million and have been reinvested in equity securities.
We believe investment income growth for full-year 2007 could be in the range of 6.5 percent to 7.0 percent. This outlook is based on the higher anticipated level of dividend income from equity holdings, the investment of insurance operations cash flow and the current portfolio attributes. In 2007, we expect to allocate a higher proportion of cash available for investment to equity securities, taking into consideration insurance department regulations and ratings agency comments. We continue to identify companies with the potential for revenue, earnings and dividend growth, a strong management team and favorable outlook. These equities offer the potential for steadily increasing dividend income along with capital appreciation. Dividend increases within the last 12 months by Fifth Third and another 42 of our 47 publicly traded common stock holdings should add $21 million to annualized investment income.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

We believe impairments in 2007 should be limited to securities that have been identified for sale or that have experienced a sharp decline in fair value with little or no warning because of issuer-specific events. All securities in the portfolio were trading at or above 70 percent of book value at March 31, 2007. Our asset impairment committee continues to monitor the investment portfolio. The current asset impairment policy is in our 2006 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 37.
Other
Other income of the insurance subsidiaries, parent company operations and non-investment operations of CFC Investment Company and CinFin Capital Management Company resulted in $5 million in revenues in the three months ended March 31, 2007, compared with $3 million for the three months ended March 31, 2006. Losses before income taxes of $11 million for the three months ended March 31, 2007, were primarily due to $12 million in interest expense from debt of the parent company.
Taxes
Income tax expense was $77 million in the first three months of 2007 compared with $282 million in the comparable 2006 period. The effective tax rate for the first three months of 2007 was 28.4 percent compared with 33.8 percent in the first three months of 2006. The primary reason for the change in the effective tax rate was lower realized gains. In the first three months of 2007, we had a pretax realized gain of $62 million. The sale of our Alltel common stock holdings contributed $647 million to pretax realized gains of $660 million in the first three months of 2006. Growth in the tax-exempt municipal bond portfolio, higher investment income from dividends and higher operating earnings also contributed to the change in the effective tax rate for 2007.
We pursue a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. For our insurance subsidiaries, approximately 85 percent of income from tax-advantaged fixed-maturity investments is exempt from federal tax calculations. Our non-insurance subsidiaries own no tax-advantaged fixed-maturity investments. For our insurance subsidiaries, the dividend received deduction exempts approximately 60 percent of dividends from qualified equities from federal tax calculations. The dividend received deduction exempts 70 percent of dividends from qualified equities for our non-insurance subsidiaries. Details regarding our effective tax rate are found in our 2006 Annual Report on Form 10-K, Item 8, Note 10 to the Consolidated Financial Statements, Page 95.
Liquidity and Capital Resources
At March 31, 2007, we had shareholders’ equity of $6.708 billion compared with $6.808 billion at year-end 2006. Total debt was unchanged at $840 million.
Sources Of Liquidity
Subsidiary Dividends
Our insurance subsidiary declared a dividend to the parent company of $70 million in the first three months of 2007 compared with $125 million in the first three months of 2006. State of Ohio regulatory requirements restrict the dividends insurance subsidiaries can pay. During 2007, total dividends that our lead insurance subsidiary can pay to our parent company without regulatory approval are approximately $572 million.
Insurance Underwriting
Our property casualty and life insurance operations provide liquidity because premiums generally are received before losses are paid under the policies purchased with those premiums. After satisfying our cash requirements, excess cash flows are used for investment, increasing future investment income.
This table shows a summary of cash flow of the insurance subsidiary (direct method):

	Three months ended March 31,
(In millions)	2007	2006

Premiums collected	$831	$819
Loss and loss expenses paid	(462)	(439)
Commissions and other underwriting expenses paid	(336)	(330)

Insurance subsidiary cash flow from underwriting	33	50
Investment income received	129	120

Insurance subsidiary operating cash flow	$162	$170

Historically, cash receipts from property casualty and life insurance premiums, along with investment income, have been more than sufficient to pay claims, operating expenses and dividends to the parent company. While first-year life insurance expenses normally exceed the premiums, subsequent premiums are used to generate investment income until the time the policy benefits are paid.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

After paying claims and operating expenses, cash flows from underwriting declined slightly in the first three months of 2007. We discuss our future obligations for claims payments in our Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 61, and our future obligations for underwriting expenses in our Annual Report on Form 10-K, Item 7, Commissions and Other Underwriting Expenses, Page 62. Insurance subsidiary operating cash flow remained stable over the three years, however, due to rising investment income.
Based on our outlook for commercial lines, personal lines and life insurance, we believe that cash flows from underwriting could decline compared with 2006. A lower level of cash flow available for investment could lead to lower growth rate for investment income and reduced potential for capital gains.
Investing Activities
Investment income is a primary source of liquidity for both the parent company and insurance subsidiary. As we discuss in our 2006 Annual Report on Form 10-K, Investments Results of Operations, Page 56, investment income rose in each of the past three years, and we expect investment income could grow 6.5 percent to 7.0 percent in 2007.
Realized gains also can provide liquidity, although we follow a buy-and-hold investment philosophy seeking to compound cash flows over the long-term. When we dispose of investments, we generally reinvest the gains in new investment securities. Disposition of investments occurs for a number of reasons:
•	Fixed maturities – Including calls, maturities and sales, fixed-maturity dispositions were approximately $195 million in the first three months of 2007 compared with $119 million in the first three months of 2006.
•	Equity securities – In the first three months of 2007, we sold equity holdings resulting in $58 million in proceeds in the first quarter of 2007. In the first three months of 2006, total equity sales were $827 million, which included the proceeds of the sale of our Alltel common stock holdings.
We generally have substantial discretion in the timing of investment sales and, therefore, the resulting gains or losses recognized in any period. That discretion generally is independent of the insurance underwriting process. In general, we limit the disposition of investments to those that no longer meet our investment parameters or those that reach maturity or are called by the issuer. The sale of equity investments that no longer meet our investment criteria can provide cash for investment in common stocks that we perceive to have greater potential for dividend growth and capital appreciation.
Capital Resources
As a long-term investor, we historically have followed a buy-and-hold investing strategy. This policy has generated a significant amount of unrealized appreciation on equity investments. Unrealized appreciation on equity investments, before deferred income taxes, was $4.885 billion at March 31, 2007, compared with $5.178 billion at year-end 2006. On an after-tax basis, equity investments constituted 47.3 percent of total shareholders’ equity at March 31, 2007.
At March 31, 2007, our debt-to-capital ratio was 11.1 percent. Based on our present capital requirements, we do not anticipate a material increase in debt levels during 2007. As a result, we believe our debt-to-capital ratio will remain approximately 11 percent.
We had $791 million of long-term debt and $49 million in borrowings on our short-term lines of credit. We generally have minimized our reliance on debt financing although we may utilize lines of credit to fund short-term cash needs.
We provide details of our three long-term notes in our Annual Report on Form 10-K, Item 8, Note 7 of the Consolidated Financial Statements, Page 93. None of the notes are encumbered by rating triggers. As of May 2, 2007, our debt ratings, summarized in Measuring our Success in 2007 and Beyond, Page 16, were unchanged from those reported in our 2006 Annual Report on Form 10-K.
At March 31, 2007, we had two lines of credit totaling $125 million with $49 million outstanding. One line of credit for $75 million was established more than five years ago and has no financial covenants. The second line of credit is an unsecured $50 million line of credit from Fifth Third Bank established in 2005 and renewed annually. It is available for general corporate purposes and contains customary financial covenants.
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
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

Uses of Liquidity
Our parent company and insurance subsidiary have contractual and other obligations. In addition, one of our primary uses of cash is to enhance shareholder return.
Contractual Obligations
In our 2006 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 61, we estimated our future contractual obligations as of December 31, 2006. There were no material changes to those estimates during the first three months of 2007.
Other Commitments
In addition to our contractual obligations, we have other operational commitments.
Commissions and Other Underwriting Expenses
As discussed above, commissions and non-commission underwriting expenses paid rose in the first three months of 2007. Commission payments also include contingent, or profit-sharing, commissions, which are paid to agencies using a formula that takes into account agency profitability and other factors. Commission payments generally track with written premiums and underwriting profit. Contingent commission payments in 2007 were influenced by the decline in profitability we experienced in 2006.
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
In addition to contractual obligations for hardware and software, we anticipate investing a total of approximately $35 million in key technology initiatives in 2007, of which approximately $14 million will be capitalized. Technology costs for our new excess and surplus subsidiary have not been determined and are not included in these amounts. Technology projects for 2007 include continued spending on our personal lines policy processing system and investment in the development and rollout of our commercial lines policy processing system that we discuss in our Annual Report on Form 10-K, Item 1, Technology Solutions, Page 4. Capitalized development costs related to key technology initiatives are conducted at our discretion and we have no material contractual obligations for activities planned as part of these projects.
Qualified Pension Plan
Effective in 2008, the Pension Protection Act of 2006 changes the manner in which pension funding is determined. We currently are assessing the impact of this Act but do not except it to have a material effect on our results of operations or financial position. We anticipate contributing $10 million to the plan in 2007, the same amount contributed in 2006.
Investing Activities
After fulfilling operating requirements, cash flows from underwriting, investment and other corporate activities are invested in fixed maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. See our Annual Report on Form 10-K, Item 1, Investments Segment, Page 14, for a discussion of our investment strategy, portfolio allocation and quality.
Uses of Capital
Uses of cash to enhance shareholder return include:
•	Dividends to shareholders – In February 2007, the board of directors authorized a 6.0 percent increase in the regular quarterly cash dividend to an indicated annual rate of $1.42 per share. During the first three months of 2007, $58 million was used for dividends to shareholders.
•	Common stock repurchase program – During the first three months of 2007, we used $64 million to repurchase 1.491 million shares of our common stock at an average price of $43.02. The details of the 2007 repurchase activity are described in Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, Page 42.

In 2005, the board authorized a 10 million share repurchase program to replace a program authorized in 1999. At March 31, 2007, 5.33 million shares remained authorized for repurchase under the 2005 program. We do not adjust number of shares repurchased and average price per repurchased share for stock dividends.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

Property Casualty Insurance Reserves
Commercial Lines Insurance Segment Reserves
For the business lines in the commercial lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves. The rise in total gross reserves for our commercial business lines is partially due to our growth. The increase also reflected higher loss expense reserves due to higher legal fees and the costs of a claims mediation process that promotes earlier liability settlement resolution. In addition, commercial casualty and workers’ compensation gross reserves rose because of an increase in large losses as we discussed in our 2006 Annual Report on Form 10-K, Item 7, Commercial Lines Insurance Results of Operations, Page 42. Reserve practices discussed above also contributed.

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At March 31, 2007
Commercial casualty	$958	$438	$490	$1,886	54.5%
Commercial property	122	24	37	183	5.3
Commercial auto	284	52	65	401	11.6
Workers’ compensation	416	280	100	796	23.0
Specialty packages	82	2	4	88	2.5
Surety and executive risk	63	1	33	97	2.8
Machinery and equipment	5	3	1	9	0.3

Total	$1,930	$800	$730	$3,460	100.0%

At December 31, 2006
Commercial casualty	$923	$437	$483	$1,843	54.0%
Commercial property	132	31	36	199	5.8
Commercial auto	274	52	64	390	11.4
Workers’ compensation	411	277	99	787	23.1
Specialty packages	80	1	5	86	2.5
Surety and executive risk	67	1	32	100	2.9
Machinery and equipment	5	3	1	9	0.3

Total	$1,892	$802	$720	$3,414	100.0%

Personal Lines Insurance Segment Reserves
For the business lines in the personal lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves. Total gross reserves were down slightly from year-end 2006 due to the decline in premiums in this business segment and reduction in reserves related to catastrophe events.

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At March 31, 2007
Personal auto	$168	$3	$32	$203	47.2%
Homeowners	71	14	16	101	23.6
Other personal	51	60	14	125	29.2

Total	$290	$77	$62	$429	100.0%

At December 31, 2006
Personal auto	$169	$5	$32	$206	46.2%
Homeowners	69	24	17	110	24.7
Other personal	55	61	14	130	29.1

Total	$293	$90	$63	$446	100.0%

Life Insurance Reserves
Gross life policy reserves were $1.427 billion at March 31, 2007, compared with $1.409 billion at year-end 2006. We establish reserves for traditional life insurance policies based on expected expenses, mortality, morbidity, withdrawal rates and investment yields, including a provision for uncertainty. Once these assumptions are established, they generally are maintained throughout the lives of the contracts. We use both our own experience and industry experience adjusted for historical trends in arriving at our assumptions for expected mortality, morbidity and withdrawal rates. We use our own experience and historical trends for setting our assumptions for expected expenses. We base our assumptions for expected investment income on our own experience adjusted for current economic conditions.
We establish reserves for our universal life, deferred annuity and investment contracts equal to the cumulative account balances, which include premium deposits plus credited interest less charges and withdrawals.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

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
Other Matters
Significant Accounting Policies
Our significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements in the company’s 2006 Annual Report on Form 10-K and updated in Note 1 to the Condensed Consolidated Financial Statements beginning on Page 7.
In conjunction with those discussions, in the Management’s Discussion and Analysis in the 2006 Annual Report on Form 10-K, management reviewed the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discussed the development and selection of those accounting estimates with the audit committee of the board of directors.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for a decrease in value resulting from broad yet uncontrollable forces such as inflation, economic growth, interest rates, world political conditions or other widespread unpredictable events. It is comprised of many individual risks that, when combined, create a macroeconomic impact. Our view of potential risks and its sensitivity to such risks is discussed in the 2006 Annual Report on Form 10-K.
The fair value (market value) of our investment portfolio was $13.570 billion at March 31, 2007, compared with $13.699 billion at year-end 2006. Thirty-six of our securities are accounted for as hybrid financial instruments under SFAS No. 155, which we adopted effective January 1, 2007, as discussed in Item 1, Note 1, Page 7. The book value of these securities has been adjusted to market value and recognized in retained earnings and the income statement. In the table below, book value is shown at their original purchase price.

	At March 31, 2007		At December 31, 2006
(In millions)	Book value	Fair value	Book value	Fair value

Taxable fixed maturities	$3,313	$3,359	$3,357	$3,389
Tax-exempt fixed maturities	2,472	2,505	2,382	2,416
Common equities	2,569	7,448	2,400	7,564
Preferred equities	233	239	221	235
Short-term investments	19	19	95	95

Total	$8,606	$13,570	$8,455	$13,699

The ratio of investment assets to total assets for the parent company was 30.9 percent at March 31, 2007, compared with 31.5 percent at year-end 2006.
Fixed-Maturity Investments
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
We place a strong emphasis on purchasing current income-producing securities for the insurance companies’ portfolios. Within the fixed-maturity portfolio, we invest in a blend of taxable and tax-exempt securities to minimize our corporate taxes. Overall credit risk is reduced by diversifying the fixed-income portfolio among approximately 1,920 securities.
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
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

A dynamic financial planning model developed during 2002 uses analytical tools to assess market risks. As part of this model, the effective duration of the fixed-maturity portfolio is continually monitored by our investment department to evaluate the theoretical impact of interest rate movements.
The table below summarizes the effect of hypothetical changes in interest rates on the fixed-maturity portfolio:

	Fair value of	Effective duration
	fixed maturity	100 basis point	100 basis point
(In millions)	portfolio	spread decrease	spread increase

At March 31, 2007	$5,864	$6,158	$5,570

At December 31, 2006	5,805	6,099	5,511
The effective duration of the fixed maturity portfolio was 5.0 years at March 31, 2007, compared with 5.1 years at year-end 2006. A 100 basis point movement in interest rates would result in an approximately 5.0 percent change in the market value of the fixed maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its market value will be to changes in the general level of interest rates, exclusive of call features. The market values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads. In prior reporting periods we have expressed our interest rate sensitivity using both modified duration and duration to worst measures. Going forward, we will use effective duration, a measure we believe more accurately depicts duration on an option-adjusted basis.
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
Short-Term Investments
Our short-term investments consistent primarily of commercial paper, demand notes or bonds purchased within one year of maturity. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as taxes. At March 31, 2007, we had $19 million in short-term investments.
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
At March 31, 2007, the parent company held 32.1 percent of our common stock holdings (measured by fair value). Our common stock investments generally are securities with annual dividend yields ranging from 1.5 percent to 4.0 percent and with histories of dividend increases. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. When investing in common stock, we seek to identify some companies in which we can accumulate more than 5 percent of their outstanding shares. At March 31, 2007, we held more than 5 percent of three companies: Fifth Third, FirstMerit Corporation and Piedmont Natural Gas Company.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

There are 13 common stocks in which we hold a fair value of at least $100 million each.

	As of and for the three months ended March 31, 2007
	Actual	Fair	Percent of	Earned dividend
(Dollars in millions)	cost	value	fair value	income

Fifth Third Bancorp	$283	$2,816	37.8%	$31
Exxon Mobil Corporation	112	621	8.3	3
The Procter & Gamble Company	203	472	6.3	2
National City Corporation	171	365	4.9	4
PNC Financial Services Group, Inc.	62	339	4.6	3
AllianceBernstein Holding L.P.	69	302	4.1	5
U.S. Bancorp	184	276	3.7	3
Johnson & Johnson	218	241	3.2	1
Wyeth	62	222	3.0	1
Wells Fargo & Company	103	194	2.6	2
Piedmont Natural Gas Company, Inc.	64	149	2.0	1
Sky Financial Group, Inc.	91	125	1.7	1
Wachovia Corporation	102	103	1.4	1
All other common stock holdings	845	1,223	16.4	9

Total	$2,569	$7,448	100.0%	$67

Our investments are heavily weighted toward the financials sector, which represented 65.9 percent of the total fair value of the common stock portfolio at March 31, 2007. Financials sector investments typically underperform the overall market during periods when interest rates are expected to rise. We historically have seen these types of short-term fluctuations in market value of our holdings as potential buying opportunities but are cognizant that a prolonged downturn in this sector could create a prolonged negative effect on the portfolio.
Over the longer term, our objective is for the performance of our equity portfolio to exceed that of the broader market. Over the five years ended March 31, 2007, our compound annual equity portfolio return was 0.2 percent compared with a compound annual total return of 6.3 percent for the Standard & Poor’s 500 Index, a common benchmark of market performance. In the first three months of 2007, our annual equity portfolio return was a negative 2.2 percent, compared with an annual total return of 0.6 percent for that Index. For the five-year period, our equity portfolio underperformed the market because of the decline in the market value of our holdings of Fifth Third common stock between 2002 and year-end 2005.
Fifth Third Bancorp Holding
The market value of one of our common stock holdings, Fifth Third, accounted for 42.0 percent of our shareholders’ equity at March 31, 2007, and dividends earned from our Fifth Third investment were 20.6 percent of our investment income in for the first three months of 2007.

	Three months ended March 31,
(In millions except market price data)	2007	2006

Fifth Third Bancorp common stock holding:
Dividends earned	$31	$28
Percent of total net investment income	20.6%	20.0%

	At March 31,	At December 31,
	2007	2006
Shares held	73	73

Closing market price of Fifth Third	$38.69	$40.93
Book value of holding	283	283
Fair value of holding	2,816	2,979
After-tax unrealized gain	1,646	1,752

Market value as a percent of total equity investments	36.6%	38.2%
Market value as a percent of invested assets	20.6	21.7
Market value as a percent of total shareholders’ equity	42.0	43.8
After-tax unrealized gain as a percent of total shareholders’ equity	24.5	25.7
Based on the number of shares of Fifth Third that we owned at March 31, 2007, a 10 percent change in its currently stated quarterly dividend on an annual basis would result in a $12 million change in our annualized pretax investment income and an $11 million change in after-tax earnings.
Every $1.00 change in the market price of Fifth Third’s common stock has approximately a 28 cent impact on our book value per share. A 20 percent change in the market price of Fifth Third’s common stock from its
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

March 31, 2007, closing price would result in a $563 million change in assets and a $366 million change in after-tax unrealized gains.
Unrealized Investment Gains and Losses
At March 31, 2007, unrealized investment gains before taxes totaled $5.014 billion and unrealized investment losses in the investment portfolio amounted to $50 million.
Unrealized Investment Gains
The unrealized gains at March 31, 2007, were due to long-term gains from our holdings of Fifth Third common stock, which constituted 51.6 percent of the gain, and from our other common stock holdings, including ExxonMobil Corporation, The Procter & Gamble Company and PNC Financial Services Group, which each constituted at least 5 percent of the gain. Reflecting the company’s long-term investment philosophy, of the 1,365 securities trading at or above book value, 601, or 44.0 percent, have shown unrealized gains for more than 24 months.
Unrealized Investment Losses – Potential Other-than-temporary Impairments
At March 31, 2007, 644 of the 2,009 securities we owned were trading below 100 percent of book value compared with 679 of the 1,973 securities we owned at December 31, 2006. Nine of the 644 securities are accounted for as hybrid financial instruments. We have included them with securities trading below 100 percent of book value because they are trading below 100 percent of our original purchase price.
•	637 of these holdings were trading between 90 percent and 100 percent of book value, including seven that are hybrid financial instruments. After adjustments for SFAS No. 155, the fair value of these 637 holdings was $2.689 billion, and they accounted for $45 million in unrealized losses. The value of these securities fluctuates primarily because of changes in interest rates.
•	Seven of these holdings were trading below 90 percent of book value, including two that are hybrid financial instruments. After adjustments for SFAS No. 155, the fair value of the seven holdings was $26 million, and they accounted for the remaining $1 million in unrealized losses. These holdings are being monitored for credit- and industry-related risk factors, but we believe the changes in value primarily are due to normal fluctuations and economic factors.
•	No holdings were trading below 70 percent of book value at March 31, 2007.
We deem the risk related to securities trading between 70 percent and 100 percent of book value to be relatively minor and at least partially offset by the investment income potential of these investments.
In the two tables below, our 36 hybrid securities are classified based on the relationships of fair value to our original purchase price, even though their book value has been appropriately adjusted under SFAS No. 155 on our financial statements.
The following table summarizes the investment portfolio by period of time:

	Number			Gross	Gross
	of	Book	Fair	unrealized	investment
(Dollars in millions)	issues	value	value	gain/loss	income

At March 31, 2007
Portfolio summary:
Trading below 70% of book value	0	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	644	2,764	2,714	(50)	30
Trading at 100% and above of book value	1,365	5,842	10,856	5,014	115
Securities sold in current year	0	0	0	0	3

Total	2,009	$8,606	$13,570	$4,964	$148

At December 31, 2006
Portfolio summary:
Trading below 70% of book value	0	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	679	2,787	2,728	(59)	127
Trading at 100% and above of book value	1,294	5,668	10,971	5,303	416
Securities sold in current year	0	0	0	0	19

Total	1,973	$8,455	$13,699	$5,244	$562

Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

The following table summarizes the investment portfolio:

	6 Months or less		> 6 - 12 Months		> 12 - 24 Months		> 24 - 36 Months
	Number	Gross	Number	Gross	Number	Gross	Number	Gross
	of	unrealized	of	unrealized	of	unrealized	of	unrealized
(Dollars in millions)	issues	gain/loss	issues	gain/loss	issues	gain/loss	issues	gain/loss

At March 31, 2007
Taxable fixed maturities:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	37	(2)	9	(1)	165	(18)	74	(16)
Trading at 100% and above of book value	99	4	93	11	9	1	241	67

Total	136	2	102	10	174	(17)	315	51

Tax-exempt fixed maturities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	103	(1)	4	0	181	(2)	63	(3)
Trading at 100% and above of book value	109	1	405	9	4	0	322	29

Total	212	0	409	9	185	(2)	385	26

Common equities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	1	(5)	1	(1)	1	0	0	0
Trading at 100% and above of book value	2	20	8	51	4	248	33	4,566

Total	3	15	9	50	5	248	33	4,566

Preferred equities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	1	(1)	0	0	1	0	1	0
Trading at 100% and above of book value	11	1	18	6	1	0	4	0

Total	12	0	18	6	2	0	5	0

Short-term investments:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	2	0	0	0	0	0	0	0
Trading at 100% and above of book value	1	0	0	0	0	0	1	0

Total	3	0	0	0	0	0	1	0

Summary:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	144	(9)	14	(2)	348	(20)	138	(19)
Trading at 100% and above of book value	222	26	524	77	18	249	601	4,662

Total	366	$17	538	$75	366	$229	739	$4,643

Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
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
Changes in Internal Control over Financial Reporting – During the three months ended March 31, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II – Other Information
Item 1. Legal Proceedings
Neither the company nor any of our subsidiaries is involved in any material litigation other than ordinary, routine litigation incidental to the nature of its business.
Item 1A. Risk Factors
There have been no material changes to our risk factors since our 2006 Annual Report on Form 10-K was filed on February 28, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The board of directors has authorized share repurchase programs (see our 2006 Annual Report on Form 10-K, Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Page 26, for information on the historical programs). In the first three months of 2007, repurchases were made as follows:

			Total number of
			shares purchased as	Maximum number of
	Total number	Average	part of publicly	shares that may yet
	of shares	price paid	announced plans or	be purchased under
Month	purchased(1)	per share	programs	the plans or programs

January 1-31, 2007	0	$0.00	0	6,819,248
February 1-28, 2007	478,267	43.82	478,267	6,340,981
March 1-31, 2007	1,012,808	42.64	1,012,317	5,328,664

Totals	1,491,075	43.02	1,490,584

Shares and share prices on this table are not adjusted for stock dividends.

(1)	Includes 491 shares acquired in the first three months of 2007, primarily in satisfaction of withholding taxes due upon exercise of stock options.
The current repurchase program was announced on August 19, 2005, and became effective on September 1, 2005. It replaced a program which had been in effect since 1999. No repurchase program has expired during the period covered by the above table. All of the repurchases reported in the table above were repurchased under our 2005 program, which was approved for 10 million shares. Neither the 2005 nor 1999 program had an expiration date but no further repurchases will occur under the 1999 program.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

Item 3. Defaults upon Senior Securities
We have not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1A	Amended Articles of Incorporation of Cincinnati Financial Corporation (1)

3.1B	Amendment to Article Fourth of Amended Articles of Incorporation of Cincinnati Financial Corporation (2)

3.2	Regulations of Cincinnati Financial Corporation (3)

4.1	Indenture with The Bank of New York Trust Company (4)

4.2	Supplemental Indenture with The Bank of New York Trust Company (4)

4.3	Second Supplemental Indenture with The Bank of New York Trust Company (5)

4.4	Form of 6.125% Exchange Note Due 2034 (included in Exhibit 4.2)

4.5	Form of 6.92% Debentures Due 2028 (included in Exhibit 4.3)

4.6	Indenture with the First National Bank of Chicago (subsequently assigned to The Bank of New York Trust Company) (6)

4.7	Form of 6.90% Debentures Due 2028 (included in Exhibit 4.6)

10.1	Agreement with Messer Construction (7)

10.2	2003 Non-Employee Directors’ Stock Plan (8)

10.3	Cincinnati Financial Corporation Stock Option Plan No. VI (9)

10.4	Cincinnati Financial Corporation Stock Option Plan No. VII (10)

10.5	Standard Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. VI (7)

10.6	Cincinnati Financial Corporation Incentive Compensation Plan (11)

10.7	Cincinnati Financial Corporation 2006 Stock Compensation Plan (11)

10.8	Standard Form of Combined Incentive/Nonqualified Stock Option for Stock Option Plan VI (12)

10.9	364-Day Credit Agreement by and among Cincinnati Financial Corporation and CFC Investment Company, as Borrowers, and Fifth Third Bank, as Lender (13)

10.10	Director and Named Executive Officer Compensation Summary (11)

10.11	Executive Compensation Plan (14)

10.12	Amendment No. 1 to Credit Agreement by and among Cincinnati Financial Corporation and CFC investment Company, as Borrower, and Fifth Third Bank, as lender. (15)

10.13	Cincinnati Financial Corporation Supplemental Retirement Plan (16)

10.14	Standard Form of Incentive Stock Option Agreement for Stock Option Plan VII (17)

10.15	Standard Form of Nonqualified Stock Option Agreement for Stock Option Plan VII (18)

10.16	Standard Form of Incentive Stock Option Agreement for the 2006 Stock Compensation Plan (19)

10.17	Standard Form of Nonqualified Stock Option Agreement for the 2006 Stock Compensation Plan (20)

10.18	Restricted Stock Unit Agreement for John J. Schiff, Jr., dated January 31, 2007 (21)

10.19	Restricted Stock Unit Agreement for James E. Benoski, dated January 31, 2007 (22)

10.20	Restricted Stock Unit Agreement for Jacob F. Scherer, Jr., dated January 31, 2007 (23)

10.21	Restricted Stock Unit Agreement for Kenneth W. Stecher, dated January 31, 2007 (24)

10.22	Restricted Stock Unit Agreement for Thomas A. Joseph, dated January 31, 2007 (25)

(1)	Incorporated by reference to the company’s 1999 Annual Report on Form 10-K dated March 23, 2000 (File No. 000-04604).

(2)	Incorporated by reference to Exhibit 3(i) filed with the company’s Current Report on Form 8-K dated July 15, 2005.

(3)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 2, 1992, Exhibit 2 (File No. 000-04604).

(4)	Incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034.

(5)	Incorporated by reference to the company’s Current Report on Form 8-K dated May 9, 2005, filed with respect to the completion of the company’s exchange offer and rescission offer for its 6.90% senior debentures due 2028.

(6)	Incorporated by reference to the company’s registration statement on Form S-3 effective May 22, 1998 (File No. 333-51677).

(7)	Incorporated by reference to the company’s 2004 Annual Report on Form 10-K dated March 11, 2005.

(8)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 21, 2005.

(9)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 1, 1999 (File No. 000-04604).

(10)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 8, 2002 (File No. 000-04604).

(11)	Incorporated by reference to the company’s Definitive Proxy Statement to be filed no later than April 13, 2007.

(12)	Incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated July 15, 2005.

(13)	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated May 31, 2005.

(14)	Incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated November 23, 2005.

(15)	Incorporated by reference to Exhibit 10.01 filed with the company’s Current Report on Form 8-K dated May 26, 2006.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

10.23	Form of Restricted Stock Unit Agreement for use under the Cincinnati Financial Corporation 2006 Stock Purchase Incentive Plan (service-based)(26)

10.24	Form of Restricted Stock Unit Agreement for use under the Cincinnati Financial Corporation 2006 Stock Purchase Incentive Plan (performance-based)(27)

10.25	Form of Incentive Compensation Agreement for use under the Cincinnati Financial Corporation 2006 Stock Purchase Incentive Plan (performance-based)(28)

11	Statement re: Computation of per share earnings for the year ended December 31, 2006 and 2005, contained in Exhibit 11 of this report, Page 47

31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer, Page 48

31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer, Page 49

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, Page 50

(16)	Incorporated by reference to Exhibit 10.17 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(17)	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated October 20, 2006.

(18)	Incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated October 20, 2006.

(19)	Incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated October 20, 2006.

(20)	Incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated October 20, 2006.

(21)	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated January 31, 2007.

(22)	Incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated January 31, 2007.

(23)	Incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated January 31, 2007.

(24)	Incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated January 31, 2007.

(25)	Incorporated by reference to Exhibit 10.5 filed with the company’s Current Report on Form 8-K dated January 31, 2007.

(26)	Incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K dated January 31, 2007, as amended.

(27)	Incorporated by reference to Exhibit 10.7 filed with the company’s Current Report on Form 8-K dated January 31, 2007, as amended.

(28)	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated March 19, 2007.

(29)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 18, 2004.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION

Date: May 2, 2007

/S/ Kenneth W. Stecher
Kenneth W. Stecher
Chief Financial Officer, Executive Vice President, Secretary and Treasurer
(Principal Accounting Officer)
Cincinnati Financial Corporation
Form 10-Q for the quarter ended March 31, 2007