Form 10-Q
period 2007-06-30
CINCINNATI FINANCIAL CORP
filed 2007-08-07
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ___to ___.
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
☑ Yes ☐ No
As of July 31, 2007, there were 171,830,691 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007

Part I — Financial Information
Item 1. Financial Statements (unaudited)
Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in millions except per share data)	2007	2006
ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2007—$5,910; 2006—$5,739)	$5,891	$5,805
Equity securities, at fair value (cost: 2007—$2,944; 2006—$2,621)	7,650	7,799
Short-term investments, at fair value (amortized cost: 2007— $101; 2006 —$95)	101	95
Other invested assets	70	60

Total investments	13,712	13,759

Cash and cash equivalents	122	202
Securities lending collateral	976	0
Investment income receivable	124	121
Finance receivable	100	108
Premiums receivable	1,217	1,128
Reinsurance receivable	751	683
Prepaid reinsurance premiums	12	13
Deferred policy acquisition costs	479	453
Land, building and equipment, net, for company use (accumulated depreciation: 2007—$275; 2006—$261)	212	193
Other assets	51	58
Separate accounts	508	504

Total assets	$18,264	$17,222

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$3,953	$3,896
Life policy reserves	1,446	1,409
Unearned premiums	1,662	1,579
Securities lending payable	976	0
Other liabilities	619	533
Deferred income tax	1,434	1,653
Note payable	49	49
6.125% senior notes due 2034	371	371
6.9% senior debentures due 2028	28	28
6.92% senior debentures due 2028	392	392
Separate accounts	508	504

Total liabilities	11,438	10,414

Commitments and contingent liabilities (Note 6)	—	—

SHAREHOLDERS’ EQUITY
Common stock, par value—$2 per share; (authorized: 2007—500 million shares, 2006—500 million shares; issued: 2007—196 million shares, 2006—196 million shares)	392	391
Paid-in capital	1,035	1,015
Retained earnings	3,213	2,786
Accumulated other comprehensive income	3,013	3,379
Treasury stock at cost (2007—24 million shares, 2006—23 million shares)	(827)	(763)

Total shareholders’ equity	6,826	6,808

Total liabilities and shareholders’ equity	$18,264	$17,222

Accompanying notes are an integral part of these statements.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Income

	Three months ended June 30,		Six months ended June 30,
(In millions except per share data)	2007	2006	2007	2006
REVENUES
Earned premiums
Property casualty	$787	$793	$1,571	$1,571
Life	35	29	66	56
Investment income, net of expenses	150	143	298	281
Realized investment gains and losses	293	11	355	671
Other income	5	5	11	9

Total revenues	1,270	981	2,301	2,588

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	490	546	974	1,047
Commissions	160	156	330	322
Other operating expenses	87	84	176	167
Taxes, licenses and fees	19	14	39	39
Increase in deferred policy acquisition costs	(7)	(7)	(23)	(22)
Interest expense	13	13	26	26

Total benefits and expenses	762	806	1,522	1,579

INCOME BEFORE INCOME TAXES	508	175	779	1,009

PROVISION (BENEFIT) FOR INCOME TAXES
Current	156	48	233	340
Deferred	1	(5)	1	(15)

Total provision for income taxes	157	43	234	325

NET INCOME	$351	$132	$545	$684

PER COMMON SHARE
Net income—basic	$2.04	$0.77	$3.16	$3.94
Net income—diluted	$2.02	$0.76	$3.13	$3.90
Accompanying notes are an integral part of these statements.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Shareholders’ Equity

	Six months ended June 30,
(In millions)	2007	2006
COMMON STOCK
Beginning of year	$391	$389
Stock options exercised	1	2

End of period	392	391

PAID-IN CAPITAL
Beginning of year	1,015	969
Stock options exercised	10	17
Share-based compensation	8	11
Other	2	0

End of period	1,035	997

RETAINED EARNINGS
Beginning of year	2,786	2,088
Cumulative effect of change in accounting for hybrid financial securities	5	0
Cumulative effect of change in accounting for uncertain tax positions	(1)	0

Adjusted beginning of year	2,790	2,088
Net income	545	684
Dividends declared	(122)	(116)

End of period	3,213	2,656

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	3,379	3,284
Cumulative effect of change in accounting for hybrid financial securities	(5)	0

Adjusted beginning of year	3,374	3,284
Other comprehensive income (loss), net	(361)	(531)

End of period	3,013	2,753

TREASURY STOCK
Beginning of year	(763)	(644)
Purchase	(64)	(88)

End of period	(827)	(732)

Total shareholders’ equity	$6,826	$6,065

COMMON STOCK — NUMBER OF SHARES OUTSTANDING
Beginning of year	173	174
Stock options exercised	0	1
Purchase of treasury shares	(1)	(2)

End of period	172	173

COMPREHENSIVE INCOME
Net income	$545	$684
Unrealized investment gains and losses during the period	(561)	(841)
Other	4	7
Taxes on other comprehensive income	196	303

Total comprehensive income	$184	$153

Accompanying notes are an integral part of these statements.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Cash Flows

	Six months ended June 30,
(In millions)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$545	$684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	16	16
Realized gains on investments	(355)	(671)
Share-based compensation	8	11
Interest credited to contract holders	16	14
Changes in:
Investment income receivable	(3)	1
Premiums and reinsurance receivable	(156)	(85)
Deferred policy acquisition costs	(23)	(22)
Other assets	(8)	(11)
Loss and loss expense reserves	57	135
Life policy reserves	47	28
Unearned premiums	83	75
Other liabilities	19	(15)
Deferred income tax	1	(15)
Current income tax	88	94

Net cash provided by operating activities	335	239

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	103	68
Call or maturity of fixed maturities	193	148
Sale of equity securities	565	835
Collection of finance receivables	20	18
Purchase of fixed maturities	(492)	(510)
Purchase of equity securities	(550)	(585)
Change in short-term investments, net	(5)	79
Investment in buildings and equipment, net	(34)	(28)
Investment in finance receivables	(12)	(21)
Change in other invested assets, net	(3)	(10)
Change in securities lending collateral	(976)	(898)

Net cash used in investing activities	(1,191)	(904)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(119)	(112)
Purchase of treasury shares	(64)	(88)
Increase in notes payable	0	49
Proceeds from stock options exercised	11	17
Contract holder funds deposited	11	19
Contract holder funds withdrawn	(37)	(35)
Change in securities lending payable	976	898
Other	(2)	1

Net cash provided by financing activities	776	749

Net increase (decrease) in cash and cash equivalents	(80)	84
Cash and cash equivalents at beginning of year	202	119

Cash and cash equivalents at end of period	$122	$203

Supplemental disclosures of cash flow information:
Interest paid (net of capitalized interest: 2007—$2; 2006— $1)	$26	$26
Income taxes paid	143	248
Non-cash activities:
Conversion of securities	$17	$—
Equipment acquired under capital lease obligations	—	7
Accompanying notes are an integral part of these statements.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007

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
Our June 30, 2007, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.
Recent Accounting Pronouncements
Statements of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS Nos. 133 and 140
Hybrid securities generally combine both debt and equity characteristics. The most common example is a convertible bond that has features of an ordinary bond but is heavily influenced by the price movements of the stock into which it is convertible.
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
On January 1, 2007, we adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which allows us to account for the entire hybrid financial instrument at fair value, with changes in the fair value recognized in realized investment gains and losses rather than unrealized investment gains and losses. We elected the fair value option for hybrid financial instruments to simplify our reporting, to address cost-benefit considerations and to have a consistent and reliable fair value. Our transition adjustment increased retained earnings by $5 million, reducing accumulated other comprehensive income by the same amount. The transition adjustment was comprised of $12 million of gross realized investment gains and $4 million of gross realized investment losses before tax.
SFAS No. 157, Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We currently are evaluating the impact of this statement on our financial position.
SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement on our financial position.
Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109
We adopted the provisions of FIN 48 on January 1, 2007. As a result, we recorded a charge of approximately $300,000 to the January 1, 2007, retained earnings. As of the adoption date, we had a gross unrecognized tax benefit (FIN 48 liability) of $24.8 million. There was no change to the FIN 48 liability for the three and
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007

six months ended June 30, 2007. The FIN 48 liability is carried in other liabilities in the condensed consolidated balance sheet as of June 30, 2007. Of the total $24.8 million FIN 48 liability, an immaterial amount would affect the effective tax rate, if recognized. Although no penalties currently are accrued, if incurred, they would be recognized as a component of income tax expense. Any interest recognized is classified in the condensed consolidated statements of income as an offset to investment income. The accrued interest liability was $2.5 million and $3.2 million as of January 1, 2007, and June 30, 2007, respectively.
The Internal Revenue Service has concluded the examination phase of its audit for our 2002, 2003 and 2004 tax years. Unresolved issues for these years have been referred to the Appeals Office of the Internal Revenue Service. It is reasonably possible that a change in the unrecognized tax benefits may occur once settlement of issues has occurred. At this time, we can neither estimate a date for settlement nor quantify an estimated range for the change of unrecognized tax benefits.
In addition to filings with the Internal Revenue Service, we file income tax returns in various state jurisdictions. Ohio, Illinois and Florida are states where we pay a material amount of income tax. Our income tax filings currently are not under examination by any state although tax years 2003 and later remain open for examination.
SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts
SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract; or by amendment, endorsement or rider to a contract; or by the election of a feature or coverage within a contract. Internal replacement contracts are those that are substantially changed from the replaced contract and are accounted for as an extinguishment of the replaced contract. Nonintegrated contract features are accounted for as separately issued contracts. Modifications resulting from the election of a feature or coverage within a contract or from an integrated contract feature generally do not result in an internal replacement contract subject to SOP 05-1 provided certain conditions are met. The provisions of SOP 05-1 were effective January 1, 2007, and did not have a material impact on our results of operations or financial position.
Subsequent Events
Credit line –On July 2, 2007, Cincinnati Financial Corporation entered into an unsecured revolving credit facility that is administered by The Huntington National Bank and matures on July 2, 2012. We intend to use the $150 million revolving line of credit for general corporate purposes. The line also includes a swing line sub facility for same day borrowing in the amount of $35 million. The credit agreement provides alternative interest charges based on the type of borrowing and our debt rating. The interest rate charged for an advance is adjusted LIBOR plus the applicable margin. Based on our current debt ratings, interest for Eurodollar rate advances is adjusted LIBOR plus 29 basis points, and for floating rate advances is adjusted LIBOR. Utilization and commitment fees based on our current debt rating are 5 basis points and 7 basis points, respectively. CFC Investment Company, a subsidiary of Cincinnati Financial Corporation, is a co-borrower under the agreement.
NOTE 2 — Investments
Fixed maturities (bonds and redeemable preferred stocks), equity securities (common and non-redeemable preferred stocks) and short-term investments have been classified as available for sale and are stated at fair values at June 30, 2007, and December 31, 2006.
At June 30, 2007, unrealized investment gains before taxes in the investment portfolio totaled $4.809 billion and unrealized investment losses before taxes amounted to $122 million. The unrealized gains primarily were due to our long-term holdings of Fifth Third Bancorp (NASDAQ:FITB) common stock, which constituted 56.3 percent of total unrealized gains, and from our other common stock holdings, including ExxonMobil (NYSE:XOM), The Procter & Gamble Company (NYSE:PG) and PNC Financial Services Group (NYSE:PNC), each of which constituted at least 5 percent of total unrealized gains.
The change in unrealized gains and losses on investments, net of taxes, described in the following table, is included in shareholders’ equity as accumulated other comprehensive income. During the three and six months ended June 30, 2007, we recognized $3 million and $4 million in realized investment gains and losses related to current period changes in valuation of our hybrid securities. At June 30, 2007, we had $192 million of hybrid securities included in fixed maturities that now are accounted for under SFAS No. 155.
The change in fixed maturities unrealized gains and losses for the three and six months ended June 30, 2007 and 2006, was due primarily to interest-rate driven fair value fluctuations in the fixed maturity portfolio.
Equity securities unrealized gains declined for the three and six months ended June 30, 2007, primarily because of the sale of common stock holdings.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007

Equity securities unrealized gains declined for the three months ended June 30, 2006, primarily because of the decline in Fifth Third’s market value. Equity securities unrealized gains declined for the six months ended June 30, 2006, primarily because of the sale of our holdings of ALLTEL Corporation (NYSE:AT) common stock, which was completed in January 2006.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2007	2006	2007	2006

Change in unrealized investment gains and losses and other summary:
Fixed maturities	$(100)	$(82)	$(90)	$(160)
Equity securities	(178)	(258)	(471)	(681)
Adjustment to deferred acquisition costs and life policy reserves	3	3	2	6
Pension funded status	1	0	1	0
Other	(4)	0	1	1
Income taxes on above	98	118	196	303

Total	$(180)	$(219)	$(361)	$(531)

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
We maintain the right and ability to redeem the securities loaned on short notice and continue to earn interest on the securities. We maintain effective control over the securities loaned, which are classified as invested assets on our consolidated balance sheets. At June 30, 2007, we had fixed maturities with a market value of $957 million on loan, with collateral held of $976 million. Interest income on collateral, net of fees, was $301,000 and $543,000 in the three and six months ended June 30, 2007, versus $152,000 and $275,000 in the comparable 2006 periods.
NOTE 3 — Reinsurance
In the accompanying condensed consolidated statements of income, property casualty earned premiums and insurance losses consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2007	2006	2007	2006

Direct earned premiums	$825	$824	$1,646	$1,634
Assumed earned premiums	5	4	11	10
Ceded earned premiums	(43)	(35)	(86)	(73)

Net earned premiums	$787	$793	$1,571	$1,571

Direct incurred loss and loss expenses	$501	$544	$978	$1,034
Assumed incurred loss and loss expenses	2	3	4	7
Ceded incurred loss and loss expenses	(48)	(28)	(69)	(51)

Net incurred loss and loss expenses	$455	$519	$913	$990

For the three and six months ended June 30, 2007, direct earned premiums grew, while net earned premiums were flat or down slightly because the change in our reinsurance programs caused ceded earned premiums to increase. Direct losses and policyholder benefits declined because of the lower level of catastrophe losses. Ceded incurred loss and loss expenses were up from the comparable 2006 periods because of a single large commercial casualty loss.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007

NOTE 4 — Pension Plan
The measurement date for the company’s pension plan is December 31. The following summarizes the components of net periodic costs for our qualified and supplemental pension plans:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2007	2006	2007	2006

Service cost	$4	$4	$8	$8
Interest cost	4	3	8	6
Expected return on plan assets	(4)	(3)	(7)	(6)
Amortization of actuarial gain, prior service cost and transition asset	1	1	1	1

Net periodic benefit cost	$5	$5	$10	$9

In the second quarter of 2007 we made a corrective contribution to the pension plan of $1 million, related to investment management fees and attributable earnings. We plan to contribute $9 million during the third quarter of 2007.
NOTE 5 — Equity Compensation Plans
We currently have six equity compensation plans that together permit us to grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The 2006 Stock Compensation Plan also gives us the flexibility to make grants to associates of any type of stock-based awards subject to performance-based criteria to directly link compensation to performance. We currently grant incentive stock options, non-qualified stock options, restricted stock units and performance-based restricted stock units under our plans. One of our equity compensation plans permits us to grant common stock to our outside directors as discussed in our 2007 Proxy Statement.
A total of 22,237,750 shares is authorized to be granted under the plans. At June 30, 2007, 10,502,851 shares were available for future issuance under the plans. We currently issue new shares for option exercises.
Our pre-tax and after-tax share-based compensation costs are summarized below:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2007	2006	2007	2006

Share-based compensation cost	$3	$4	$8	$11
Income tax benefit	1	1	2	3

Share-based compensation cost after tax	$2	$3	$6	$8

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

	Six months ended June 30,
	2007	2006

Weighted — average expected term	5-7 years	5-7 years
Expected volatility	18.29- 24.14%	20.25 - 27.12%
Dividend yield	3.33%	3.22%
Risk-free rates	4.8-4.81%	4.5-4.61%
As of June 30, 2007, there was $20 million of unrecognized compensation cost related to non-vested awards, which is expected to be recognized over a weighted average period of 2 years.
Here is a summary of option information:

		Weighted-
		average	Aggregate
		exercise	intrinsic
(Dollars in millions, shares in thousands)	Shares	price	value

2007
Outstanding at beginning of year	10,667	$36.03
Granted/reinstated	582	44.79
Exercised	(401)	27.52
Forfeited/revoked	(73)	39.38

Outstanding at end of period	10,775	36.79	$74

Options exercisable at end of period	8,875	$35.19	$74
Weighted-average fair value of options granted during the period		9.43
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007

(Shares in thousands)

	Options outstanding			Options exercisable
		Weighted-average	Weighted-		Weighted-
		remaining	average		average
Range of exercise prices	Shares	contractual life	exercise price	Shares	exercise price

$20.00 to $24.99	2	0.15 yrs	$24.14	2	$24.14
$25.00 to $29.99	870	2.53 yrs	27.06	870	27.06
$30.00 to $34.99	4,447	3.71 yrs	32.68	4,447	32.68
$35.00 to $39.99	1,906	4.85 yrs	38.45	1,906	38.45
$40.00 to $44.99	2,237	7.23 yrs	42.38	1,203	41.52
$45.00 to $49.99	1,313	8.55 yrs	45.26	447	45.26

Total	10,775	5.14 yrs	36.79	8,875	35.19

Restricted Stock Units
In January 2007, the compensation committee granted service-based and performance-based restricted stock units. The service-based restricted stock units will vest at the end of the three-year vesting period. The performance-based restricted stock units granted in 2007 will vest on March 1, 2010, if certain performance targets are attained. As of June 30, 2007, management assumed for accounting purposes that performance targets used for the 2007 awards would be met, which resulted in the inclusion of costs for these awards in share-based compensation for the three and six months ended June 30, 2007.
The fair value of the restricted stock unit awards was determined based on the fair value on the date of grant less the present value of the dividends that holders of restricted stock units will not receive on the restricted stock units during the vesting period.
Restricted stock unit awards in 2007 were:

		Weighted-	Performance-	Weighted-
	Service-based	average grant	based	average grant
	nonvested	date fair	nonvested	date fair
(Shares in thousands)	shares	value	shares	value

Nonvested at January 1, 2007	0	$0.00	0	$0.00
Granted	168	40.74	35	40.74
Vested	0	0.00	0	0.00
Forfeited	(3)	40.74	0	0.00

Nonvested at June 30, 2007	165	40.74	35	40.74

NOTE 6 — Commitments And Contingent Liabilities
Legal issues are part of the normal course of business for all companies. As such, we have various litigation and claims against us in process and pending. Having analyzed our current understanding of the facts and circumstances of those claims with our legal counsel, we believe the outcomes of normal insurance matters will not have a material effect on our consolidated financial position, results of operations or cash flows. We further believe that the outcomes of non-insurance matters will be covered by insurance coverage or will not have a material effect on our consolidated financial position, results of operations or cash flows.
NOTE 7 — Segment Information
We operate primarily in two industries, property casualty insurance and life insurance. We regularly review four different reporting segments to make decisions about allocating resources and assessing performance:
•	Commercial lines property casualty insurance
•	Personal lines property casualty insurance
•	Life insurance
•	Investment operations
We report as “Other” the non-investment operations of the parent company and its subsidiaries CFC Investment Company and CinFin Capital Management Company (excluding client investment activities), as well as other income of our insurance subsidiary. See our 2006 Annual Report on Form 10-K for a description of revenue, income or loss before income taxes and identifiable assets for each segment.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007

Segment information is summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2007	2006	2007	2006

Revenues:
Commercial lines insurance
Commercial casualty	$209	$208	$418	$405
Commercial property	125	123	248	244
Commercial auto	110	112	223	224
Workers’ compensation	95	90	187	178
Specialty packages	37	35	73	71
Surety and executive risk	24	24	47	45
Machinery and equipment	7	7	14	14

Total commercial lines insurance	607	599	1,210	1,181

Personal lines insurance
Personal auto	86	98	174	199
Homeowner	72	74	144	146
Other personal lines	22	22	43	45

Total personal lines insurance	180	194	361	390

Life insurance	36	30	68	58
Investment operations	443	154	653	952
Other	4	4	9	7

Total	$1,270	$981	$2,301	$2,588

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$90	$58	$157	$114
Personal lines insurance	0	(15)	14	(8)
Life insurance	0	2	5	2
Investment operations	429	141	625	925
Other	(11)	(11)	(22)	(24)

Total	$508	$175	$779	$1,009

	June 30,	December
	2007	2006

Identifiable assets:
Property casualty insurance	$2,288	$2,220
Life insurance	945	886
Investment operations	13,766	13,820
Other	1,265	296

Total	$18,264	$17,222

Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007

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
Factors that could cause or contribute to such differences include, but are not limited to:
•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes

•	Increased frequency and/or severity of claims

•	Inaccurate estimates or assumptions used for critical accounting estimates

•	Events or actions, including unauthorized intentional circumvention of controls, that reduce the company’s future ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002

•	Changing consumer buying habits and consolidation of independent insurance agencies that could alter our competitive advantages

•	Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:
o	Downgrade of the company’s financial strength ratings

o	Concerns that doing business with the company is too difficult or

o	Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace
•	Delays or inadequacies in the development, implementation, performance and benefits of technology projects and enhancements

•	Ability to obtain adequate reinsurance on acceptable terms, amount of reinsurance purchased, financial strength of reinsurers and the potential for non-payment or delay in payment by reinsurers

•	Increased competition that could result in a significant reduction in the company’s premium growth rate

•	Underwriting and pricing methods adopted by competitors that could allow them to identify and flexibly price risks, which could decrease our competitive advantages

•	Personal lines pricing and loss trends that lead management to conclude that this segment could not attain sustainable profitability, which could prevent the capitalization of policy acquisition costs

•	Actions of insurance departments, state attorneys general or other regulatory agencies that:
o	Restrict our ability to exit or reduce writings of unprofitable coverages or lines of business

o	Place the insurance industry under greater regulatory scrutiny or result in new statutes, rules and regulations

o	Increase our expenses
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007

o	Add assessments for guaranty funds, other insurance related assessments or mandatory reinsurance arrangements; or that impair our ability to recover such assessments through future surcharges or other rate changes

o	Limit our ability to set fair, adequate and reasonable rates

o	Place us at a disadvantage in the marketplace or

o	Restrict our ability to execute our business model, including the way we compensate agents
•	Sustained decline in overall stock market values negatively affecting the company’s equity portfolio and book value; in particular a sustained decline in the market value of Fifth Third shares, a significant equity holding

•	Recession or other economic conditions or regulatory, accounting or tax changes resulting in lower demand for insurance products

•	Events, such as the sub-prime mortgage lending crisis, that lead to a significant decline in the value of a particular security or group of securities and impairment of the asset(s)

•	Prolonged low interest rate environment or other factors that limit the company’s ability to generate growth in investment income or interest-rate fluctuations that result in declining values of fixed-maturity investments

•	Adverse outcomes from litigation or administrative proceedings

•	Investment activities or market value fluctuations that trigger restrictions applicable to the parent company under the Investment Company Act of 1940

•	Events, such as an epidemic, natural catastrophe, terrorism or construction delays, that could hamper our ability to assemble our workforce at our headquarters location
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
Introduction
Corporate Financial Highlights
Income Statement and Per Share Data

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions except share data)	2007	2006	Change %	2007	2006	Change %

Income statement data
Earned premiums	$822	$822	(0.1)	$1,637	$1,627	0.6
Investment income, net of expenses	150	143	5.0	298	281	6.1
Realized investment gains and losses (pretax)	293	11	2,482.0	355	671	(47.2)
Total revenues	1,270	981	29.4	2,301	2,588	(11.1)
Net income	351	132	164.7	545	684	(20.4)
Per share data (diluted)
Net income	2.02	0.76	165.8	3.13	3.90	(19.7)
Cash dividends declared	0.355	0.335	6.0	0.710	0.670	6.0

Weighted average shares outstanding	173,423,572	175,022,367	(0.9)	173,871,612	175,615,017	(1.0)
For the three and six months ended June 30, 2007, two of the primary drivers of total revenues — consolidated property casualty written premiums and pretax investment income - were at levels that caused us to modestly lower our full-year 2007 targets for these measures. We discuss these changes in Measuring Our Success in 2007 and Beyond, Page 16. Below we discuss the third component of revenues, realized investment gains and losses.
For the three months ended June 30, 2007, the proceeds from the sale of certain significant equity holdings led to an increase in realized investment gains. Higher realized investment gains were the primary reason for the increase in revenues, net income and net income per share for the three month period. We discuss the equity sales in Investments Results of Operations, Page 30. Those sales raised realized investment gains and revenues for the three months ended June 30, 2007, by $283 million and net income and net income per share by $187 million, or $1.08 per share.
For the six months ended June 30, 2007, lower realized investment gains were the primary reason for the decline in revenues, net income and net income per share. Investment gains were below the year-ago period primarily because of the sale of our holdings of Alltel Corporation (NYSE:AT) common stock in the first
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007

three months of 2006. That sale raised realized investment gains and revenues for the six months ended June 30, 2006, by $647 million and net income and net income per share by $412 million, or $2.34 per share.
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
Net income per share for the three and six months ended June 30, 2007, benefited from declines in diluted weighted average shares outstanding from the year-earlier periods. Weighted average shares outstanding may fluctuate from period to period because we regularly repurchase shares under board authorizations, and we issue shares when associates exercise stock options.
The board of directors is committed to steadily increasing cash dividends and periodically authorizing stock dividends and splits. Cash dividends declared per share rose 6.0 percent in the three and six months ended June 30, 2007. The board also is committed to share repurchase. Although no shares were repurchased in the three months ended June 30, 2007, we purchased 1.49 million shares at a total cost of $64 million in the three months ended March 31, 2007. In the first six months of 2006, we repurchased 2 million shares at a cost of $88 million.
Balance Sheet Data and Performance Measures

	At June 30,	At December 31,
(Dollars in millions except share data)	2007	2006

Balance sheet data
Invested assets	$13,712	$13,759
Total assets	18,264	17,222
Short-term debt	49	49
Long-term debt	791	791
Shareholders’ equity	6,826	6,808
Book value per share	39.74	39.38

Debt-to-capital ratio	11.0%	11.0%

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Performance measures
Comprehensive income	$171	$(86)	$184	$153
Return on equity, annualized	20.7%	8.6%	16.0%	22.5%
Return on equity, annualized, based on comprehensive income	9.8	(5.6)	5.3	5.1
Invested assets were slightly below the level at year-end 2006 primarily because of a decline in the market value of our equity portfolio. Total assets rose over the year-end 2006 level primarily because of the securities lending collateral asset of $976 million.
Comprehensive income is net income plus the year-over-year change in accumulated other comprehensive income. In the three months ended June 30, 2007, comprehensive income rose because of higher net income and reduced unrealized gains in the investment portfolio.
Return on equity was higher in the three months ended June 30, 2007, primarily because of the higher level of realized gains on investments. Return on equity was lower for the six-month period because realized gains on investments were lower. Return on equity based on comprehensive income was higher in the three months ended June 30, 2007, because of higher net income and reduced unrealized gains in the investment portfolio.
Our ratio of long-term debt to capital (long-term debt plus shareholders’ equity) was essentially unchanged at June 30, 2007.
Property Casualty Highlights

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2007	2006	Change %	2007	2006	Change %

Property casualty highlights
Written premiums	$810	$814	(0.5)	$1,656	$1,643	0.8
Earned premiums	787	793	(0.8)	1,571	1,571	0.0
Underwriting profit	90	43	107.8	171	106	62.5
GAAP combined ratio	88.6%	94.5%		89.1%	93.3%
Statutory combined ratio	87.7	93.7		87.7	91.7
The trend in overall written and earned premium growth rates reflects the heightened competition as well as the competitive strategies we discussed in our 2006 Annual Report on Form 10-K, Item 1, Commercial Lines and Personal Lines Property Casualty Insurance Segments, Page 9 and Page 11.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007

Our consolidated property casualty insurance underwriting profit rose for the three and six months ended June 30, 2007, primarily due to lower catastrophe losses. Our combined ratio reflected those trends. (The combined ratio is the percentage of each premium dollar incurred for claims plus all expenses — the lower the ratio, the better the performance. An underwriting profit results when the combined ratio is under 100 percent. A combined ratio above 100 indicates that a carrier is paying out more in claims and expenses than it is collecting in premiums.)
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

We expect to improve service to our agencies by subdividing or creating four field territories in 2007. At June 30, 2007, we had 104 field marketing territories, up from 102 at the end of 2006 and 100 at the end of 2005. We continually study the regulatory and competitive environment in states where we could decide to actively market our property casualty products. In June 2007, we made our first agency appointment in eastern Washington state. We expect to appoint our first agency in New Mexico in the third quarter. We anticipate that agencies in these states will begin actively marketing our products in the third quarter of 2007.

At June 30, 2007, our 1,072 agency relationships had 1,297 reporting agency locations marketing our insurance products, compared with 1,066 agency relationships with 1,289 reporting agency locations at year-end 2006. We also seek to increase overall premiums by expanding our agency force within our current marketing territories. Our objective is to appoint approximately 55 to 60 additional sales offices, or points of distribution, each year. During the first six months of 2007, we had a net increase of eight reporting agency locations. We made 29 new agency appointments during the period, including 22 that were new relationships. These were offset by changes in agency structures and the cancellation of nine agency relationships. We are very careful to protect the franchise for current agencies when selecting and appointing new agencies.

In 2007, we expect to make further progress in our efforts to improve service to and communication with our agencies through our expanding portfolio of software. We discuss our technology plans for 2007 in our 2006 Annual Report on Form 10-K, Item 1, Technology Solutions, Page 4. Recent activities include:
o	Commercial Lines Technology – WinCPP® is our commercial lines premium quoting system. WinCPP is available in all of our agency locations in 32 of the 33 states in which we actively market insurance and provides quoting capabilities for nearly 100 percent of our new and renewal commercial lines business. We have introduced agency interface technology for WinCPP: CinciBridge™ allows automated movement of key underwriting data from an agent’s management system to WinCPP, reducing agents’ data entry and allowing seamless quoting and rating capabilities.

e-CLAS® is our Web-based policy processing system. e-CLAS now is available in 11 states representing 57 percent of our Businessowner Policies (BOP) and Dentist’s Package Policies (DBOP) premiums, which are part of the Specialty Packages commercial line of business. During 2007, we expect to roll out e-CLAS to additional states for these policy types. CinciBridge agency interface technology also has been rolled out in all states using e-CLAS.

To respond to agency needs, we have begun a project to allow agencies to select direct bill as an option for policyholders. Our first step will be to make the direct bill option available for policies issued through e-CLAS by year-end 2007.

iView™ is our commercial lines policy imaging and workflow system. At June 30, 2007, 80 percent of non-workers’ compensation commercial lines policy files are administered and stored electronically in iView. We expect more than 90 percent of non-workers’ compensation commercial lines policy files to be stored in iView by year-end 2007.

o	Personal Lines Technology – Diamond, our personal lines policy processing system, now is available in 16 states representing approximately 97 percent of our personal lines premium volume. Roll out to Arkansas is planned for later this year and to additional states next year.

In 2006, we introduced PL-efiles, a policy imaging system, to our personal lines operations. Through June 30, 2007, we had transitioned more than 45 percent of our Diamond personal lines files to PL-efiles.

o	Claims Technology – CMS is our claims file management system used by our claims associates. Agency access to selected CMS information is planned for 2007.
Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007

o	Surety and Executive Risk Technology – CinciBond® is an automated system to process license and permit surety bonds. It has been introduced to agents in 10 states representing 803 agency reporting locations. In 2007, we will roll out CinciBond to additional states and, in 2008, we will add other surety bond types.
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

We believe excess and surplus lines will contribute to our long-term objectives. Among the potential benefits, we would gain opportunities to compete for additional accounts by having more flexibility in pricing and policy terms and conditions.

In the first half of 2007, we completed the due diligence necessary to enter the excess and surplus lines market, meeting with business partners and regulators in various states. In the third quarter, we will be filing the necessary applications in Delaware for incorporation of a new subsidiary, to be named The Cincinnati Specialty Underwriters Insurance Company. At the same time, we will be forming a wholly owned brokerage subsidiary that will provide exclusive access for our independent agencies to our excess and surplus lines products. Our interdepartmental team is identifying the excess and surplus lines and classes of business that we will target, developing underwriting guidelines and establishing rate ranges for this business. The team also has selected a policy administration system and begun the process of hiring additional, experienced staff. We continue to target roll out to our independent agencies and the first contributions to premiums in 2008.

•	Achieving above-industry-average growth in property casualty statutory net written premiums and maintaining industry-leading profitability by leveraging our regional franchise and proven agency-centered business strategy – Considering market conditions and results for the first six months of 2007, we are revising our full-year 2007 property casualty growth and profitability targets.

Written premiums – We now believe our 2007 consolidated property casualty written premiums may be unchanged from 2006. We had previously estimated that written premium growth would be in the low single digits in 2007. Net written premiums rose 0.8 percent in the first six months of 2007 and 3.3 percent for full-year 2006.

Legislative and regulatory developments continue in 2007 to add to the uncertainty that already exists for the insurance industry in Florida. We are not seeking new policyholder relationships from our Florida agencies. This status, which extends to most of our lines of property casualty insurance, may result in lower 2007 growth. We have resumed excluding wind coverage from policies located within the Florida wind pool area. This permits us to reduce our exposure to hurricane catastrophe losses for those risks located closest to the coast, in accordance with Florida rules and regulations. We hope the Florida insurance environment will improve so that we may resume writing all lines of new business from our Florida agencies. We will continue to monitor Florida’s insurance environment for signs of improvement.

Overall industry premiums are projected to be flat in 2007. Net written premiums for the commercial lines industry are expected to decline 1.0 percent in 2007; the personal lines sector is expected to grow 1.2 percent; and the reinsurance sector is expected to grow 18.6 percent.

Combined ratio – We now believe that the full-year 2007 combined ratio could be at or below 95 percent on either a GAAP or statutory basis, below our previous estimate of a combined ratio at or below 97 percent. The GAAP combined ratio was 89.1 percent in the first six months of 2007 and 94.3 percent for full-year 2006. Our revised target reflects four assumptions:
o	Catastrophe losses contributing up to 4.5 percentage points to the combined ratio, down from our previous assumption of 5.0 percent. We think this is an appropriate estimate based on our reinsurance treaty retention and catastrophe loss experience in recent years. During July 2007, we had no material catastrophe loss activity.

o	Savings from favorable reserve development slightly above our historical norms. Savings from favorable development on prior period reserves averaged about 2 percentage points between 2000 and 2003. Between 2004 and 2006, the average rose to approximately 5 percentage points.

o	Loss ratio deterioration as pricing becomes even more competitive and loss severity increases.

o	Higher other underwriting expenses as we continue to invest in people and technology. We believe the consolidated property casualty 2007 underwriting expense ratio could be approximately 31.5 percent.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007	17

A.M. Best projected industry average 2007 combined ratio would be 96.8 percent. They estimated that the first-quarter commercial lines industry combined ratio was 90.4 percent, the personal lines sector ratio was 94.5 percent and the reinsurance sector ratio was 89.3 percent.

•	Pursuing a total return investment strategy that generates both strong investment income growth and capital appreciation – Taking results for the first six months of 2007 into consideration, we also are revising our full-year 2007 investment income growth target. In 2007, we now are estimating pretax investment income growth of approximately 6 percent. We previously had estimated it would be in the range of 6.5 percent to 7.0 percent. We are lowering our target because of the mix of fixed-maturity investments we are purchasing. In recent years, a growing percentage of our fixed-maturity investments have been in tax-advantaged bonds, such as municipal bonds, which have a lower gross yield than taxable bonds.

We do not establish annual capital appreciation targets. Over the long term, our target is to have the equity portfolio outperform the Standard & Poor’s 500 Index, a common benchmark of market performance. In the first six months of 2007, our equity portfolio’s total return was 0.3 percent compared with a 7.0 percent return for the Index. Over the five years ended June 30, 2007, our compound annual equity portfolio return was 1.4 percent compared with 10.7 percent for the Index. Our equity portfolio performance reflected the decline in the market value of our holdings of Fifth Third common stock, which generated a negative annualized return of 7.0 percent for the five-year period ended June 30, 2007.

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

Over the long term, we seek to increase earnings per share, book value and dividends at a rate that would allow total return to our shareholders to exceed that of the Standard & Poor’s Composite 1500 Property Casualty Insurance Index. Over the 2002 to 2006 period, our total return to shareholders of 49.4 percent was below the 71.4 percent return for that Index.

•	Maintaining financial strength by keeping the ratio of debt to capital below 15 percent and purchasing reinsurance to provide investment flexibility – Based on our present capital requirements, we do not anticipate a material increase in debt levels during 2007. As a result, we believe our debt-to-capital ratio will remain approximately 11 percent. We discuss our outstanding debt in Capital Resources, Page 33.

In December 2006, we finalized our property casualty reinsurance program for 2007, updating it to maintain the balance between the cost of the program and the level of risk we retain. Under the new program, our 2007 reinsurance premiums are expected to be approximately $22 million higher than in 2006. We provide more detail on our reinsurance programs in our 2006 Annual Report on Form 10-K, Item 7, 2007 Reinsurance Programs, Page 69. For the first six months of 2007, the increase in premiums we are paying for reinsurance lowered consolidated property casualty written premium growth rate by approximately 0.5 percentage points.

Our property casualty and life operations are awarded insurer financial strength ratings. These ratings assess an insurer’s ability to meet its financial obligations to policyholders and do not necessarily address matters that may be important to shareholders.

As of August 7, 2007, our financial strength ratings were unchanged from those reported in our 2006 Annual Report on Form 10-K.

	Parent Company	Property Casualty Insurance			Life Insurance
	Senior Debt	Subsidiaries Financial			Subsidiary Financial
	Rating	Strength Ratings			Strength Ratings			Outlook
				Rating			Rating
				Tier			Tier
A. M. Best Co.	aa-	A++	Superior	1 of 16	A+	Superior	2 of 16	Stable
Fitch Ratings	A+	AA	Very Strong	4 of 21	AA	Very Strong	4 of 21	Stable
Moody’s Investors Services	A2	Aa3	Excellent	4 of 12	na	na	na	Stable
Standard & Poor’s Ratings Services	A	AA-	Very Strong	4 of 21	AA-	Very Strong	4 of 21	Stable

Cincinnati Financial Corporation
18	Form 10-Q for the quarter ended June 30, 2007

Two of the ratings organizations affirmed the company’s ratings since our Quarterly Report on Form 10-Q for the period ended March 31, 2007:
o	On May 21, 2007, A.M. Best affirmed its A++ (Superior) financial strength rating for The Cincinnati Insurance Companies’ property casualty group and its A+ (Superior) rating for The Cincinnati Life Insurance Company. A.M. Best also affirmed its issuer credit ratings of aa+ for the property casualty group, aa- for senior debt of parent Cincinnati Financial Corporation and aa- for the life insurance subsidiary.

o	On July 23, 2007, Standard & Poor’s Ratings Services affirmed the AA- (Very Strong) financial strength ratings of each of our insurance companies and Cincinnati Financial’s counterparty credit rating of A (Strong), all with a stable outlook.
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

Statutory surplus for our property casualty insurance subsidiary was $4.937 billion at June 30, 2007, compared with $4.750 billion at December 31, 2006. The ratio of the property casualty subsidiary’s common stock to statutory surplus was 90.9 percent at June 30, 2007, compared with 96.7 percent at year-end. Life statutory surplus was $491 million at June 30, 2007, compared with $479 million at December 31, 2006. The ratio of the life insurance subsidiary’s common stock to statutory adjusted capital and surplus was 77.4 percent at June 30, 2007, compared with 88.8 percent at year-end.
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
See Item 1, Note 7 of the Condensed Consolidated Financial Statements, Page 11, for discussion of the calculations of segment data. The following sections review results of operations for each of the four segments.
Consolidated Property Casualty Insurance Results of Operations

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2007	2006	Change %	2007	2006	Change %

Written premiums	$810	$814	(0.5)	$1,656	$1,643	0.8

Earned premiums	$787	$793	(0.8)	$1,571	$1,571	0.0
Loss and loss expenses excluding catastrophes	444	455	(2.3)	898	887	1.3
Catastrophe loss and loss expenses	11	64	(82.2)	15	103	(85.9)
Commission expenses	151	147	2.2	312	305	2.3
Underwriting expenses	89	79	11.5	169	162	4.1
Policyholder dividends	2	5	(50.3)	6	8	(31.4)

Underwriting profit	$90	$43	107.8	$171	$106	62.5

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	56.5%	57.3%		57.2%	56.5%
Catastrophe loss and loss expenses	1.4	8.0		0.9	6.5

Loss and loss expenses	57.9%	65.3%		58.1%	63.0%
Commission expenses	19.2	18.6		19.8	19.4
Underwriting expenses	11.2	9.9		10.8	10.4
Policyholder dividends	0.3	0.7		0.4	0.5

Combined ratio	88.6%	94.5%		89.1%	93.3%

Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007	19

In addition to the factors discussed in our 2006 Annual Report on Form 10-K, Item 7, Commercial Lines and Personal Lines Insurance Results of Operations, Page 42 and Page 49, growth and profitability for the property casualty insurance operations were affected by:
•	New business written directly by agencies was $81 million in the three months ended June 30, 2007, compared with $94 million in the year ago period. New business written directly by agencies was $161 million in the six months ended June 30, 2007, compared with $170 million in the year ago period. New business levels reflected market conditions for commercial and personal lines as well as the advantages of our agency relationship strategy and changes made to our personal lines pricing in mid-2006.
•	Catastrophe losses contributed 1.4 percentage points to the combined ratio in the three months ended June 30, 2007, compared with 8.0 points in the comparable 2006 period. Catastrophe losses contributed 0.9 percentage points in the six months ended June 30, 2007, compared with 6.5 points a year ago. In the first six months of 2007, we incurred $32 million of pretax catastrophe losses caused by nine weather events during the period, mitigated by $17 million of reduced catastrophe loss estimates for prior years, in particular an October 2006 hail storm. The following table shows catastrophe losses incurred, net of reinsurance, for these periods as well as the effect of development on prior period catastrophes.

			Three months ended June 30,			Six months ended June 30,
(In millions)			Commercial	Personal		Commercial	Personal
Dates	Cause of loss	Region	lines	lines	Total	lines	lines	Total

2007
Jan. 12-15	Wind, hail, ice, snow	Midwest	$0	$0	$0	$3	$0	$3
Feb. 14-15	Wind, hail, ice, snow	Mid-Atlantic	0	0	0	2	1	3
Feb. 23-25	Wind, hail, ice, snow	Midwest	0	0	0	3	0	3
Mar. 1-2	Wind, hail, flood	South	0	(1)	(1)	6	1	7
Apr. 13-16	Wind, hail, flood	Northeast	2	2	4	2	2	4
May 4-8	Wind, hail, flood	Midwest	3	0	3	3	0	3
May 21-24	Wind, hail, flood	Midwest, South	1	0	1	1	0	1
Jun. 7-9	Wind, hail, flood	Midwest	2	3	5	2	3	5
Jun. 20-22	Wind, hail	Midwest	0	3	3	0	3	3
Development on 2006 and prior catastrophes			(3)	(1)	(4)	(6)	(11)	(17)

Calendar year incurred total			$5	$6	$11	$16	$(1)	$15

2006
Mar. 11-13	Wind, hail	Midwest, Mid-Atlantic	$(1)	$0	$(1)	$27	$10	$37
Apr. 2-3	Wind, hail	Midwest, South	13	6	19	13	6	19
Apr. 6-8	Wind, hail, tornados	Midwest, South	10	17	27	10	17	27
Apr. 13-15	Wind, hail, tornados	Midwest	5	6	11	5	6	11
Apr. 23-25	Wind, hail	Midwest, South	2	1	3	2	1	3
Jun. 18-22	Wind, hail, flood	Midwest	4	2	6	4	2	6
Jun. 25-28	Wind, flood	Northeast	2	0	2	2	0	2
Development on 2005 and prior catastrophes			(1)	(2)	(3)	0	(2)	(2)

Calendar year incurred total			$34	$30	$64	$63	$40	$103

•	Savings from favorable development on prior period reserves reduced the combined ratio by a total of 5.6 percentage points in the three months ended June 30, 2007, and 4.8 percentage points in the six-month period, including 1.1 percentage points from $17 million of savings from favorable development on prior period catastrophe loss reserves. In the three months ended June 30, 2006, savings reduced the combined ratio by 2.2 percentage points, while reserve strengthening added 0.1 percentage points to the ratio in the six months ended June 30, 2006.
The discussions of property casualty insurance segments provide additional detail regarding these factors.
Commercial Lines Insurance Results of Operations
Overview
Performance highlights for the commercial lines segment include:
•	Premiums – Our commercial lines written premiums rose 1.7 percent and 2.8 percent in the three and six months ended June 30, 2007, as competition in our markets continued to increase. We have been careful to maintain our underwriting discipline for both renewal and new business. Year-over-year premium comparisons also reflect higher reinsurance premiums. We believe that our written premium growth rate continues to exceed the average for the overall commercial lines industry.

New commercial lines business written directly by agencies declined 16.9 percent for the three months ended June 30, 2007, to $71 million from $86 million. New business declined 8.1 percent for the six months ended June 30, 2007, to $143 million from $156 million.

20	Cincinnati Financial Corporation Form 10-Q for the quarter ended June 30, 2007

A.M. Best estimated that industry commercial lines net written premiums would be flat in 2007 after rising approximately 1.0 percent in 2006. They estimated that industry commercial lines net written premiums declined 2.1 percent in the first three months of 2007.

•	Combined ratio – Our commercial lines combined ratio improved in the three and six months ended June 30, 2007, primarily due to a significantly lower level of catastrophe losses. Savings from favorable development on prior period reserves rose in the three- and six-month periods. Higher commissions and other underwriting expenses offset a portion of the savings.

We continue to focus on sound underwriting fundamentals and seek to obtain adequate premiums per policy. On an ongoing basis, we monitor loss patterns and structure our products and our pricing accordingly. We discuss large losses and other factors affecting the combined ratio beginning on Page 22. We discuss reserve development for commercial lines of business below.

Our commercial lines statutory combined ratio was 84.4 percent and 85.4 percent in the three and six months ended June 30, 2007, compared with 89.6 percent and 90.8 percent in the comparable 2006 periods. Beginning in 2007, we are including stock option expense in the calculation of statutory income. By comparison, A.M. Best estimated the industry commercial lines combined ratio was 90.4 percent in the first three months of 2007. A.M. Best also estimated the industry commercial lines combined ratio would be approximately 98 percent in 2007, rising from approximately 94.3 percent in 2006.
Commercial Lines Results

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2007	2006	Change %	2007	2006	Change %

Written premiums	$613	$603	1.7	$1,306	$1,271	2.8

Earned premiums	$607	$599	1.3	$1,210	$1,181	2.5
Loss and loss expenses excluding catastrophes	330	334	(1.1)	673	658	2.3
Catastrophe loss and loss expenses	5	34	(84.9)	16	63	(75.0)
Commission expenses	112	105	6.2	235	222	5.9
Underwriting expenses	68	63	5.6	123	116	5.7
Policyholder dividends	2	5	(50.3)	6	8	(31.4)

Underwriting profit	$90	$58	54.8	$157	$114	38.5

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	54.5%	55.7%		55.7%	55.8%
Catastrophe loss and loss expenses	0.8	5.6		1.3	5.3

Loss and loss expenses	55.3%	61.3%		57.0%	61.1%
Commission expenses	18.5	17.6		19.4	18.8
Underwriting expenses	11.0	10.5		10.2	9.8
Policyholder dividends	0.4	0.9		0.4	0.7

Combined ratio	85.2%	90.3%		87.0%	90.4%

Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. The change in the loss and loss expense ratio in the three and six months ended June 30, 2007, was due to:
•	Catastrophe losses – Catastrophe losses contributed 0.8 and 1.3 percentage points to the commercial lines loss and loss expense ratio in the three and six months ended June 30, 2007, compared with 5.6 and 5.3 points in the comparable three and six months of 2006. See Page 20 for details on catastrophe losses for the first six months of 2007 and 2006.
•	Loss reserve development – Savings from favorable development on prior period reserves reduced the loss and loss expense ratio by 7.0 and 4.8 percentage points in the three and six months ended June 30, 2007, including 0.5 points in each period from favorable loss development on prior period catastrophe loss reserves. In the comparable three and six months of 2006, savings reduced the ratio by 2.9 and 0.1 percentage points, respectively.
•	Market conditions – During the second quarter of 2007, agents reported that pricing pressure continued to increase on renewal business and that new business pricing was requiring even more flexibility and more careful risk selection. We continue to use credits more frequently than we did in 2006 to retain renewals of quality business and earn new business. Our experience remains that the larger the account, the higher the credits, with variations by geographic region and class of business. Our field marketing representatives continue to report pricing down about 10 percent to 15 percent on average to write the same piece of new business we would have quoted a year ago. By comparison, 5 percent to 10 percent rate declines seem to be typical for renewal business.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007	21

•	Loss severity – We continue to monitor loss severity data as various factors, such as higher initial reserve levels, normal loss cost inflation and higher settlement expenses, have resulted in higher new losses and case reserve increases greater than $250,000 in each of the past five quarters. In the three months ended June 30, 2007, however, these losses were below the year-ago level for all commercial business lines except commercial auto. In total, commercial lines new losses and reserve increases greater than $250,000 were 19.1 percent and 20.5 percent of earned premiums in the three and six months ended June 30, 2007, compared with 20.6 percent and 19.2 percent in the comparable three and six months of 2006.

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
Commercial Lines Losses by Size

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2007	2006	Change %	2007	2006	Change %

Losses $1 million or more	$36	$40	(9.6)	$81	$70	15.7
Losses $250 thousand to $1 million	34	39	(13.9)	71	67	6.1
Development and case reserve increases of $250,000 or more	46	45	2.2	95	90	6.4
Other losses excluding catastrophes	137	146	(6.1)	278	300	(7.8)

Total losses incurred excluding catastrophe losses	253	270	(6.4)	525	527	(0.5)
Catastrophe losses	5	34	(84.9)	16	63	(75.0)

Total losses incurred	$258	$304	(15.0)	$541	$590	(8.4)

Ratios as a percent of earned premiums:
Losses $1 million or more	5.9%	6.6%		6.7%	5.9%
Losses $250 thousand to $1 million	5.6	6.5		5.9	5.7
Development and case reserve increases of $250,000 or more	7.6	7.5		7.9	7.6
Other losses excluding catastrophes	22.7	24.5		22.9	25.5

Loss ratio excluding catastrophe losses	41.8	45.1		43.4	44.7
Catastrophe losses	0.8	5.6		1.3	5.3

Total loss ratio	42.6%	50.7%		44.7%	50.0%

Commission Expenses
Commercial lines commission expense as a percent of earned premium rose in the three and six months ended June 30, 2007, largely due to higher contingent commissions compared with the year-ago periods. Profit-sharing, or contingent, commissions are calculated on the profitability of an agency’s aggregate book of business, taking into account longer-term profit, with a percentage for prompt payment of premiums and other criteria, and reward the agency’s efforts. These profit-based commissions generally fluctuate with our loss and loss expenses.
Underwriting Expenses
Non-commission underwriting and policyholder dividend expense growth for the three and six months ended June 30, 2007, was similar to that of earned premiums.

Cincinnati Financial Corporation
22	Form 10-Q for the quarter ended June 30, 2007

Line of Business Analysis
Approximately 95 percent of our commercial lines premiums relate to accounts with coverages from more than one of our business lines. As a result, we believe that our commercial lines experience is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for our business lines:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2007	2006	Change %	2007	2006	Change %

Commercial casualty:
Written premiums	$218	$209	3.9	$462	$437	5.7
Earned premiums	209	208	0.7	418	405	3.2
Loss and loss expenses incurred	115	108	6.9	227	209	8.6
Loss and loss expense ratio	55.0%	51.8%		54.2%	51.6%
Loss and loss expense ratio excluding catastrophes	55.0	51.8		54.2	51.6
Commercial property:
Written premiums	$125	$122	2.8	$263	$256	2.9
Earned premiums	125	123	1.5	248	244	1.6
Loss and loss expenses incurred	57	68	(16.5)	123	156	(21.3)
Loss and loss expense ratio	45.9%	55.8%		49.7%	64.2%
Loss and loss expense ratio excluding catastrophes	42.7	39.9		44.7	44.9
Commercial auto:
Written premiums	$112	$114	(1.8)	$236	$240	(1.6)
Earned premiums	110	112	(2.1)	223	224	(0.7)
Loss and loss expenses incurred	68	64	6.6	141	129	9.7
Loss and loss expense ratio	62.0%	57.0%		63.4%	57.4%
Loss and loss expense ratio excluding catastrophes	62.0	53.9		63.4	55.5
Workers’ compensation:
Written premiums	$92	$91	0.9	$206	$203	1.4
Earned premiums	95	90	5.1	187	178	4.8
Loss and loss expenses incurred	63	75	(15.5)	134	144	(7.3)
Loss and loss expense ratio	66.8%	83.1%		71.5%	80.8%
Loss and loss expense ratio excluding catastrophes	66.8	83.1		71.5	80.8
Specialty packages:
Written premiums	$36	$34	4.6	$77	$74	3.9
Earned premiums	37	35	5.6	73	71	3.1
Loss and loss expenses incurred	19	29	(35.9)	44	52	(15.9)
Loss and loss expense ratio	49.9%	82.1%		59.6%	73.1%
Loss and loss expense ratio excluding catastrophes	47.3	52.9		54.9	56.9
Surety and executive risk:
Written premiums	$23	$25	(3.2)	$48	$46	4.7
Earned premiums	24	24	0.2	47	45	5.6
Loss and loss expenses incurred	12	22	(45.0)	17	27	(35.4)
Loss and loss expense ratio	49.2%	89.6%		36.7%	60.1%
Loss and loss expense ratio excluding catastrophes	49.2	89.6		36.7	60.1
Machinery and equipment:
Written premiums	$7	$8	(11.0)	$14	$15	(4.3)
Earned premiums	7	7	0.9	14	14	3.0
Loss and loss expenses incurred	1	2	(23.6)	3	4	(15.2)
Loss and loss expense ratio	20.5%	27.0%		24.3%	29.5%
Loss and loss expense ratio excluding catastrophes	20.5	27.0		25.1	29.5
Over the past several years, results for the business lines within the commercial lines segment have reflected our emphasis on underwriting and obtaining adequate pricing for covered risks, as discussed above.
Commercial Casualty
Commercial casualty written premiums rose in the three and six months ended June 30, 2007. Casualty pricing continued to become more competitive.
The commercial casualty loss and loss expense ratio rose in the three- and six-month periods. The ratio remained within the range we consider appropriate.
Commercial Property
Commercial property written premiums rose slightly in the three and six months ended June 30, 2007. Commercial property results reflect the competitive pricing environment in non-coastal markets. We continue to work to ensure we receive adequate premiums for covered risks. This ongoing effort helps offset more competitive market conditions.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007	23

The commercial property loss and loss expense ratio improved in the three- and six-month periods due to lower catastrophe losses. Generally, the loss and loss expense ratio remained within the range we consider appropriate.
Commercial Auto
Commercial auto written premiums declined for the three and six months ended June 30, 2007, due to lower pricing on new and renewal business.
Lower pricing also contributed to the rise in the commercial auto loss and loss expense ratio for both periods. Commercial auto is one of the business lines that we renew and price annually, so market trends may be reflected here more quickly than in other lines. Commercial auto also is generally one of the larger components of the typical package.
Normal loss cost inflation also contributed to the rise in the loss and loss expense ratio and led to the increase in large losses first observed in mid-2006. New losses greater than $1 million contributed $17 million and $15 million to loss and loss expenses in the in the first and second quarters of 2007, respectively, up from $10 million and $13 million in the comparable 2006 periods.
Workers’ Compensation
Workers’ compensation written premiums rose slightly in the three and six months ended June 30, 2007.
We pay a lower commission rate on workers’ compensation business, which means this line has a higher loss and loss expense breakeven point than our other commercial business lines. The workers’ compensation loss and loss expense ratio improved in the three- and six-month periods, benefiting from savings from favorable development on prior period reserves compared with reserve strengthening in the comparable 2006 periods.
Since mid-2006, we have established higher initial reserves for newly reported workers’ compensation claims to reflect our best estimate of ultimate future payouts in light of medical cost and other trends in this market segment.
Specialty Packages
Specialty packages written premiums rose in the three and six months ended June 30, 2007. The rollout we have begun of
e-CLAS, our commercial lines policy processing system, should help us meet changing agency needs and address pricing, technology and service systems other carriers have introduced for similar products in recent years. The specialty packages loss and loss expense ratio improved for the three- and six-month periods, primarily due to lower catastrophe losses.
Surety and Executive Risk
Surety and executive risk written premiums declined in the three months ended June 30, 2007, but rose for the six-month period, while the loss and loss expense ratio improved substantially for both periods. The 2006 periods included several large executive risk claims.
Machinery and Equipment
Machinery and equipment written premiums declined $1 million for the three and six months ended June 30, 2007, while the loss and loss expense ratio improved for both periods.
Commercial Lines Insurance Outlook
We anticipate that commercial lines pricing trends observed in the first six months of 2007 will persist through the remainder of the year.
We intend to continue to market our products to a broad range of business classes, price our products adequately and take a package approach. We intend to maintain our underwriting selectivity and carefully manage our rate levels as well as our programs that seek to accurately match exposures with appropriate premiums. We will continue to evaluate each risk individually and to make decisions regarding rates, the use of three-year commercial policies, policy extensions and other policy terms on a case-by-case basis, even in lines and classes of business that are under competitive pressure. We expect new marketing territories created over the past several years and new agency appointments will contribute to commercial lines growth.
We believe our approach should allow us to continue to underwrite commercial lines business profitably in 2007 although we anticipate increases in the commercial lines combined ratio as ongoing soft market conditions lead to lower premium per exposure. In addition, we do not believe favorable reserve development will contribute to underwriting profits in 2007 as much as in the past three years. Further, underwriting expenses are rising. We discuss our overall outlook for our property casualty insurance operations in Measuring Our Success in 2007 and Beyond, Page 16.

Cincinnati Financial Corporation
24	Form 10-Q for the quarter ended June 30, 2007

Personal Lines Insurance Results Of Operations
Overview
Performance highlights for the personal lines segment include:
•	Premiums – Personal lines written premiums declined in the three and six months ended June 30, 2007. Policyholder retention and new business levels remained at higher levels following our July 2006 introduction of a limited program of policy credits for personal auto and homeowner pricing in most of the states in which our Diamond system is in use. These credits incorporate insurance scores and are intended to improve our ability to compete for our agents’ highest quality personal lines accounts, increasing the opportunity for our agents to market the advantages of our personal lines products and services to their clients. The credits lowered premiums for eligible new and renewal policyholders. Year-over-year premium comparisons also reflect our payment of higher reinsurance premiums.

Policyholder retention has exceeded 90 percent for both personal auto and homeowner for the past three quarters. During the first three quarters of 2006, retention rates were below 90 percent.

Personal lines new business premiums written directly by our agencies increased 26.5 percent to $10 million in the three months ended June 30, 2007, from $8 million in the year-ago period and increased 26.0 percent to $18 million in the first six months of 2007 from $14 million in the comparable 2006 period. New business premiums have risen for four consecutive quarters after declining for the 14 prior quarters.

The effect of higher reinsurance premiums is seen in the lower rate of decline in agency direct written premiums, which are written premiums before reinsurance. Agency direct written premiums declined 4.6 percent in the first six months of 2007 compared with the year-ago period.

A.M. Best estimated that industry personal lines net written premiums would rise approximately 1.2 percent in 2007 after rising approximately 2 percent in 2006. They estimated industry personal lines net written premiums declined 1.4 percent in the first three months of 2007.

•	Combined ratio – The combined ratio improvement for the three- and six-month periods was due to the lower level of catastrophe losses in 2007. The benefit of the lower level of catastrophe losses was offset by an increase in the loss and loss expense ratio excluding catastrophe losses and higher non-commission expenses.

Our personal lines statutory combined ratio was 98.6 percent and 95.8 percent in the three and six months ended June 30, 2007, versus 106.4 percent and 103.6 percent in the comparable 2006 periods. Beginning in 2007, we are including stock option expense in the calculation of statutory income. A.M. Best estimated the industry personal lines combined ratio was 94.5 percent in the first three months of 2007. A.M. Best also estimated the industry personal lines combined ratio would be approximately 95.4 percent in 2007, rising from approximately 92 percent in 2006.
Personal Lines Results

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2007	2006	Change %	2007	2006	Change %

Written premiums	$197	$211	(6.8)	$350	$372	(6.1)

Earned premiums	$180	$194	(7.1)	$361	$390	(7.3)
Loss and loss expenses excluding catastrophes	114	121	(5.6)	225	229	(1.6)
Catastrophe loss and loss expenses	6	30	(79.2)	(1)	40	(102.8)
Commission expenses	39	42	(7.9)	77	83	(7.3)
Underwriting expenses	21	16	35.4	46	46	0.0

Underwriting profit (loss)	$0	$(15)	n/a	$14	$(8)	n/a

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	63.2%	62.3%		62.3%	58.7%
Catastrophe loss and loss expenses	3.5	15.6		(0.3)	10.3

Loss and loss expenses	66.7%	77.9%		62.0%	69.0%
Commission expenses	21.5	21.7		21.2	21.2
Underwriting expenses	11.7	8.0		12.8	11.8

Combined ratio	99.9%	107.6%		96.0%	102.0%

Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007	25

Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. The change in the loss and loss expense ratio in the three and six months ended June 30, 2007, was due to:
•	Market conditions – Lower pricing led to lower earned premium, which was a significant factor in the change in the loss and loss expense ratio excluding catastrophe losses.
•	Catastrophe losses – Catastrophe losses contributed 3.5 percentage points to the personal lines loss and loss expense ratio in the three months ended June 30, 2007, compared with 15.6 percentage points in the same three months of 2006. Net favorable catastrophe loss development reduced the personal lines loss and loss expense ratio by 3.2 percentage points in the first six months of 2007. Catastrophe losses contributed 10.3 percentage points to the ratio in the first six months of 2006. See Page 20 for details on the catastrophe losses for the first six months of 2007 and 2006.
•	Loss reserve development – Savings from favorable development on prior period reserves reduced the ratio by 0.3 and 4.7 percentage points in the three and six months ended June 30, 2007, including 0.3 and 3.2 points from favorable loss development on prior period catastrophe loss reserves. Development on prior periods reserves added 1.0 percentage points to the ratio in the six months ended June 30, 2006. Savings in the noted periods largely related to favorable development on losses in the other personal business line.
•	Loss severity – We continue to monitor loss severity data as various factors, such as higher initial reserve levels, normal loss cost inflation and higher settlement expenses, have resulted in higher new losses and case reserve increases greater than $250,000 in recent quarters. In the three months ended June 30, 2007, these losses were above the year-ago level because of losses in the personal auto business line. In total, personal lines new losses and reserve increases greater than $250,000 were 11.7 percent and 11.1 percent of earned premiums in the three and six months ended June 30, 2007, compared with 11.4 percent and 10.3 percent in the three and six months of 2006.

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
Personal Lines Losses by Size

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2007	2006	Change %	2007	2006	Change %

Losses $1 million or more	$7	$6	0.8	$12	$9	34.6
Losses $250 thousand to $1 million	12	9	35.3	21	19	12.9
Development and case reserve increases of $250,000 or more	3	7	(59.8)	7	12	(45.4)
Other losses excluding catastrophes	78	83	(6.2)	155	158	(1.7)

Total losses incurred excluding catastrophe losses	100	105	(5.7)	195	198	(1.3)
Catastrophe losses	6	30	(79.2)	(1)	40	(102.8)

Total losses incurred	$106	$135	(22.1)	$194	$238	(18.4)

Ratios as a percent of earned premiums:
Losses $1 million or more	3.8%	3.5%		3.4%	2.3%
Losses $250 thousand to $1 million	6.4	4.4		5.9	4.9
Development and case reserve increases of $250,000 or more	1.5	3.5		1.8	3.1
Other losses excluding catastrophes	43.4	43.0		43.0	40.5

Loss ratio excluding catastrophe losses	55.1	54.4		54.1	50.8
Catastrophe losses	3.5	15.6		(0.3)	10.3

Total loss ratio	58.6%	70.0%		53.8%	61.1%

Commission Expenses
Personal lines commission expense as a percent of earned premium was relatively stable for the three- and six-month periods. Profit-sharing, or contingent, commissions are calculated on the profitability of an agency’s aggregate book of business, taking into account longer-term profit, with a percentage for prompt payment of premiums and other criteria, and reward the agency’s efforts. These profit-based commissions generally fluctuate with our loss and loss expenses.
Underwriting Expenses
Non-commission underwriting expense rose 3.7 and 1.0 percentage points in the three and six months ended June 30, 2007. The increase was primarily due to the lower earned premiums and the normal fluctuations in operating expenses and the timing of certain items.

Cincinnati Financial Corporation
26	Form 10-Q for the quarter ended June 30, 2007

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

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2007	2006	Change %	2007	2006	Change %

Personal auto:
Written premiums	$93	$104	(11.3)	$165	$184	(10.6)
Earned premiums	86	98	(12.3)	174	199	(12.4)
Loss and loss expenses incurred	58	65	(9.9)	117	125	(6.6)
Loss and loss expense ratio	67.6%	65.8%		67.1%	62.9%
Loss and loss expense ratio excluding catastrophes	67.9	62.2		68.4	60.7
Homeowner:
Written premiums	$80	$83	(2.8)	$141	$144	(2.1)
Earned premiums	72	74	(1.4)	143	146	(1.9)
Loss and loss expenses incurred	48	68	(29.2)	84	115	(27.0)
Loss and loss expense ratio	66.8%	93.1%		58.5%	78.6%
Loss and loss expense ratio excluding catastrophes	58.6	60.0		58.1	56.5
Other personal:
Written premiums	$24	$24	(1.2)	$44	$44	(0.4)
Earned premiums	22	22	(2.4)	44	45	(2.6)
Loss and loss expenses incurred	14	18	(24.2)	23	29	(19.4)
Loss and loss expense ratio	62.8%	80.9%		53.1%	64.2%
Loss and loss expense ratio excluding catastrophes	60.2	70.1		51.9	56.8
Personal Auto
Written and earned premiums for the personal auto business line declined for the three and six months ended June 30, 2007. The decline was partially due to policy credits adopted in mid-2006 that improved our position in the market by lowering premiums for eligible new and renewal policyholders. The new policy credits have had a positive effect on policyholder retention and new business activity. New business, however, has not yet returned to a level that would allow us to replace lower renewal policy premiums and normal attrition. We continue to monitor and modify selected rates and credits to address our competitive position. In recent years, we have seen generally higher costs for liability claims, including severe injuries, and we are seeking rate increases for liability coverages that partially offset the more dramatic decline in rates for physical damage coverages.
Net favorable catastrophe loss development improved the personal auto loss and loss expense ratio by 0.4 and 1.5 percentage points in the three and six months ended June 30, 2007. The personal auto loss and loss expense ratio excluding catastrophe losses rose 5.7 and 7.7 percentage points for the three and six months ended June 30, 2007, largely because of pricing reductions and normal loss cost trends. We also believe that a higher frequency of winter weather-related claims in the first three months of 2007 contributed to the higher six-month ratio.
Homeowner
Written and earned premiums for the homeowner business line declined slightly for the three and six months ended June 30, 2007. As discussed above, policy credits adopted in mid-2006 improved our competitive position, lowering rates for eligible new and renewal policyholders. The new policy credits have had a positive effect on policyholder retention and new business activity. We continue to monitor and modify selected rates and credits to address our competitive position. Year-over-year premium comparisons also reflect our payment of higher reinsurance premiums.
Catastrophe losses raised the homeowner loss and loss expense ratio by 8.2 and 0.4 percentage points for the three and six months ended June 30, 2007. The savings from favorable development on prior period catastrophe losses in the first quarter of 2007 reduced the impact of catastrophe losses for the six-month period. In the three and six months of 2006, catastrophe losses raised the loss and loss expense ratio by 33.1 and 22.1 percentage points, respectively.
We began a strategic shift in 2004 to a more conventional one-year homeowner policy term from our traditional three-year policy term. We are nearing completion of our transition to one-year policies in conjunction with the state-by-state deployment of Diamond, our personal lines policy processing system. One-year policies allow us to modify rates, terms and conditions more promptly in response to market changes. At June 30, 2007, approximately 92 percent of all homeowner policies had been converted to a one-year term, up from approximately 85 percent at year-end 2006. We are continuing to renew homeowner policies for three-year terms in five states that account for less than 1 percent of total personal lines premiums.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007	27

Although the full benefit of pricing and underwriting actions taken between 2004 and 2006 is reflected in homeowner results, this line is not yet at breakeven performance when a normalized level of catastrophe losses is included. Rate changes we made to keep our retention rate and new business at acceptable levels, along with higher reinsurance costs, have interrupted our progress toward consistent breakeven performance for the homeowner business line. Two other factors also contribute to our ability to achieve acceptable homeowner results:
•	Non-commission expenses – Since we generally do not allocate non-commission expenses to individual business lines, to measure homeowner profitability, we use a total commission and underwriting expense allocation of approximately 33 percentage points to determine an estimated homeowner combined ratio. Lower levels of premium growth affected our expense ratio in 2006 and may affect our ability to attain our expense ratio target in the future.
•	Catastrophe losses – To measure our progress toward homeowner profitability, we use a normalized catastrophe loss ratio (as a percent of homeowner earned premium) in the range of 17 percent. Between 2004 and 2006, catastrophe losses averaged 22.2 percent of homeowner earned premiums. We have not changed our catastrophe loss assumption because the geographic concentration of losses in recent years has been unusual.
Other Personal
Other personal written premiums were flat in the three and six months ended June 30, 2007, and the loss and loss expense ratios declined, primarily due to higher savings from favorable development on prior period reserves.
Personal Lines Insurance Outlook
While the rise in new business levels and policy retention rates since mid-2006 are positive indications for our personal lines business, we believe our full-year 2007 growth rate will be below that of the industry and that full-year personal lines results are likely to reflect a more normal level of catastrophe losses than we saw in the first half.
We also are aware that personal lines pricing and loss activity are at levels that could put pressure on our future consolidated combined ratio, if those trends continue. We are pursuing a number of strategies in our personal lines business to achieve our long-term objectives for this segment:
•	Competitive rates – In mid-2006, we introduced insurance scores into our program of policy credits for homeowner and personal auto pricing. That action led to the increased new business for both personal auto and homeowner in the last three quarters. It also led to improved retention of renewal business. While these pricing refinements have reduced premiums per policy, we believe they present an opportunity to attract more business from our agents.

•	Product development – To provide our agents with additional features to differentiate our products, we plan several new offerings in 2007 and 2008. We have already introduced an expanded identity theft coverage that includes advocacy services to assist a policyholder in the event of a claim. In the first half of 2007, we rolled out a new coverage endorsement – Replacement Cost Auto – in most of our personal lines states. This optional coverage provides for replacement of a totaled auto with a new auto, if the accident occurs in the first three years after the policyholder purchased the vehicle.

In the third quarter of 2007, we plan to begin offering an optional endorsement for our personal auto policy that bundles eight additional coverages. These coverages increase towing and rental limits, pay for lock replacement if the policyholder’s keys are lost or stolen and pay for accidental deployment of an airbag, among others.

•	Diamond – The Diamond system now is in use by agencies writing approximately 97 percent of personal lines premium volume. The system is making it easier for our agents to place personal auto, homeowner and other personal lines business with us, while greatly increasing policy-issuance and policy-renewal efficiencies and providing direct-bill capabilities.

•	New agencies – The availability of Diamond should help us increase the number of agencies that offer our personal lines products, potentially contributing to increased scale and geographic diversity for our personal lines business. We currently market both homeowner and personal auto insurance products through 793 of our 1,297 reporting agency locations in 22 of the 33 states where we market commercial lines insurance. We market homeowner products through 22 locations in three additional states (Maryland, North Carolina and West Virginia).

During 2007, we plan to add personal lines agency locations that currently market only our commercial lines products. Expanding into these agencies would provide additional sources of premiums and help geographically diversify our personal lines portfolio. During the fourth quarter of 2006 and the first half of 2007, our field teams and personal lines associates began contacting the commercial lines-only agencies

Cincinnati Financial Corporation
28	Form 10-Q for the quarter ended June 30, 2007

we have identified in the 16 states in which Diamond is in use, introducing them to our enhanced personal lines products and technology. Over the past nine months, we have added personal lines in 32 of our commercial lines agencies and hope to add approximately 10 to 15 additional commercial lines agencies during the remainder of the year.
We identify several other factors that may affect the personal lines combined ratio in 2007 and beyond. Personal lines underwriters continue to focus on insurance-to-value initiatives to verify that policyholders are buying the correct level of coverage for the value of the insured risk, and they are carefully maintaining underwriting standards. However, if premiums decline more than we expect, the 2007 personal lines expense ratio may be higher than the 2006 level, because some of our costs are relatively fixed, such as our planned investments in technology. We discuss our overall outlook for our property casualty insurance operations in Measuring Our Success in 2007 and Beyond, Page 16.
Life Insurance Results Of Operations
Overview
Performance highlights for the life insurance segment include:
•	Revenues – Revenues rose for the three and six months ended June 30, 2007, because of higher premiums and realized investment gains as discussed in the Investments Results of Operations, Page 30. Total statutory life insurance net written premiums were $45 million and $87 million in the three and six months ended June 30, 2007, compared with $41 million and $81 million in the comparable 2006 periods. Total statutory written premiums for life insurance operations include life insurance, annuity and accident and health premiums. The changes primarily were due to:
o	Statutory written premiums for term and other life insurance products rose $4 million, or 13.6 percent, to $37 million for the three months ended June 30, 2007, and $8 million, or 13.3 percent, to $70 million for the six-month period.

o	Statutory written annuity premiums declined less than $1 million, or 6.5 percent, to $7 million in the three months ended June 30, 2007, and $2 million, or 12.4 percent, to $15 million in the six-month period. Since late 2005, we have de-emphasized annuities because of an unfavorable interest rate environment.
Fee income from universal life products, which is included in earned premiums, increased 26.8 percent to $8 million in the three months ended June 30, 2007, and 23.2 percent to $15 million for the six-month period. Separate account investment management fee income contributed $1.0 million and $1.1 million to total revenues in the three months ended June 30, 2007 and 2006, and $2.3 million and $1.8 million to total revenues in the six-month periods.

Gross in-force policy face amounts increased 5.2 percent to $59.934 billion at June 30, 2007, from $56.971 billion at year-end 2006. For the first six months of 2007, the life insurance segment experienced a 9.7 percent decline in life applications submitted compared with the first six months of 2006 although segment premiums rose. The decline reflected our marketing focus on competitive whole and universal life products with a higher average premium per policy. At the same time, we have de-emphasized annuities, as discussed above.

Distribution expansion within our property casualty insurance agencies remains a high priority. We have 28 life field marketing representatives calling on the agencies that market our life insurance products, including a representative added in the southeast in recent months.

•	Profitability – The life insurance segment reports a small GAAP gain or loss because its investment income is included in investment segment results, except investment income credited to contract holders (interest assumed in life insurance policy reserve calculations). The segment operating profit declined by $2 million for the three months ended June 30, 2007, primarily due to higher contract benefits; however, the segment operating profit rose by $3 million for the six-month period due to favorable mortality experience and persistency as well as earned premium growth.

At the same time, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. For that reason, we also evaluate the performance of our life insurance subsidiary by including the contribution of all investment activities related to assets associated with the life insurance operations. Including those amounts, net income for our life insurance subsidiary was $38 million and $56 million in the three and six months ended June 30, 2007, compared with $10 million and $45 million in the comparable 2006 period.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007	29

Life Insurance Results

	Three months ended June 30,			Six months ended June 30,
(In millions)	2007	2006	Change %	2007	2006	Change %

Written premiums	$45	$41	9.6	$87	$81	7.6

Earned premiums	$35	$29	18.9	$66	$56	17.4
Separate account investment management fees	1	1	(9.8)	2	2	28.6

Total revenues	36	30	17.9	68	58	17.8

Contract holders benefits incurred	34	28	22.1	62	59	5.6
Investment interest credited to contract holders	(14)	(13)	6.2	(28)	(27)	4.5
Operating expenses incurred	16	13	14.3	29	24	20.5

Total benefits and expenses	36	28	25.7	63	56	12.7

Life insurance segment profit	$0	$2	(90.9)	$5	$2	152.6

Life Insurance Outlook
As the life insurance company seeks to improve penetration of our property casualty agencies, our objective is to increase premiums and contain expenses. Term insurance is our largest life insurance product line. We continue to enhance our term products and introduce features our agents indicate are important. In addition, we introduced new universal life products including cash value accumulation products for adults and children.
In the future, we expect that assets under management, capital appreciation and investment income, which are reported in investment segment results, will continue to be integral to our evaluation of the success of the life insurance operations. While life insurance segment profit may continue to fluctuate near break-even, when we also consider life insurance investment activities, we believe the life insurance operations will continue to provide a steady income stream, which helps offset the fluctuations of the property casualty insurance business.
Investments Results of Operations
Overview
The investment segment contributes investment income and realized gains and losses to results of operations. Investments provide our primary source of pretax and after-tax profits.
•	Investment income – Growth in pretax investment income has been driven by strong cash flow for new investments and increased dividend income from the common stock portfolio. Pretax interest income trends have been affected by the mix of fixed-maturity investments we are purchasing. In recent years, our fixed-maturity purchases have been weighted toward tax-advantaged bonds, such as municipal bonds, which have a lower gross yield than taxable bonds.

The changing mix of the fixed-maturity portfolio along with higher dividends from our common stock holdings resulted in a higher percentage of pretax investment income from dividends in 2007 than the comparable 2006 period. Fifth Third, our largest equity holding, contributed 42.5 percent of total dividend income in the first six months of 2007. We discuss our Fifth Third investment in Quantitative and Qualitative Disclosures About Market Risk, Page 36, and our 2006 Annual Report on Form 10-K, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Page 72.

Net realized gains and losses – We reported realized investment gains in the three and six month periods of 2007 and 2006 primarily due to the sale of selected equity securities. Securities were sold because either they no longer met our investment parameters or we determined we could improve yield prospects while maintaining potential for long-term appreciation. We discuss investments made with the proceeds in Investing Activities, Page 32.
o	Realized gains in the three months ended June 30, 2007, reflected equity sales, including:

– Sale of 3,072,206 shares of our ExxonMobil holding, which reduced our holdings to 5,164,860 shares with a market value of $440 million at the close of business on July 31, 2007. The sale contributed $184 million to our pretax realized gains for the second quarter. After-tax proceeds totaled approximately $118 million.

– Sales of selected common stock holdings that no longer met our investment parameters, including FirstMerit Corporation and the majority of our holdings in real estate investment trusts (REITs). These sales contributed $104 million to our pretax realized gains for the second quarter. After-tax proceeds totaled approximately $67 million.

o	Realized gains in the six months ended June 30, 2007, in addition to the gains in the second quarter, also included the first-quarter sale of 725,000 shares of our holdings of ExxonMobil Corporation (NYSE:XOM) common stock. The sale contributed $33 million to our pretax realized gains for the first three months of 2007. After-tax proceeds totaled approximately $21 million.

Cincinnati Financial Corporation
30	Form 10-Q for the quarter ended June 30, 2007

o	Realized investment gains in the six months ended June 30, 2006, reflected the sale of our Alltel common stock holding, which contributed $647 million (pretax) of the gain. After-tax proceeds totaled approximately $412 million. Realized gains for the three months ended June 30, 2006, reflected a more typical level of investment dispositions.
The effect of changes in the fair value of convertible securities and of other-than-temporary impairment charges was insignificant in both periods.
Investment Results

	Three months ended June 30,			Six months ended June 30,
(In millions)	2007	2006	Change %	2007	2006	Change %

Investment income:
Interest	$76	$77	(0.7)	$152	$151	0.7
Dividends	72	65	9.7	144	127	13.1
Other	4	3	37.9	7	7	5.7
Investment expenses	(2)	(2)	14.4	(5)	(4)	(30.3)

Total net investment income	150	143	5.0	298	281	6.1

Investment interest credited to contract holders	(14)	(13)	(6.2)	(28)	(27)	(4.5)

Net realized investment gains and losses:
Realized investment gains and losses	290	10	2,737.8	351	669	(47.6)
Change in valuation of derivatives	3	1	138.3	4	3	6.4
Other-than-temporary impairment charges	0	0	nm	0	(1)	100.0

Net realized investment gains	293	11	2,482.0	355	671	(47.2)

Investment operations income	$429	$141	204.3	$625	$925	(32.5)

Investments Outlook
We now believe investment income growth for full-year 2007 could be approximately 6 percent. This outlook is based on the higher anticipated level of dividend income from equity holdings, the investment of insurance operations cash flow and the current portfolio attributes. In 2007, we are allocating a higher proportion of cash available for investment to equity securities, taking into consideration insurance department regulations and ratings agency comments. We continue to identify companies with the potential for revenue, earnings and dividend growth, a strong management team and favorable outlook. These equities offer the potential for steadily increasing dividend income along with capital appreciation. Dividend increases within the last 12 months by Fifth Third and another 33 of our 41 publicly traded common stock holdings should add $17 million to annualized investment income.
We believe impairments in 2007 should be limited to securities that were to be identified for sale or that have experienced a sharp decline in fair value with little or no warning because of issuer-specific events. All securities in the portfolio were trading at or above 70 percent of book value at June 30, 2007. Our asset impairment committee continues to monitor the investment portfolio. The current asset impairment policy is in our 2006 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 37.
Other
Other income of the insurance subsidiaries, parent company operations and non-investment operations of CFC Investment Company and CinFin Capital Management Company resulted in $4 million and $9 million in revenues in the three and six months ended June 30, 2007, compared with $4 and $7 million for the three and six months of 2006. Losses before income taxes of $11 million and $22 million for the three and six months ended June 30, 2007, were primarily due to $12 million and $25 million, respectively, in interest expense from debt of the parent company.
Taxes
Income tax expense was $157 million and $234 million in the three and six months ended June 30, 2007, compared with $43 million and $325 million in the comparable prior periods. The effective tax rates for the three and six months ended June 30, 2007, was 30.9 percent and 30.0 percent compared with 24.5 percent and 32.2 percent in the comparable prior periods.
The primary reason for the change in the effective tax rate was the level and timing of realized gains. In the first six months of 2007, we had a pretax realized gain of $355 million, including $293 million in the three months ended June 30. In the first six months of 2006, we had a pretax realized gain of $671 million, largely due to the first-quarter 2006 sale of our Alltel common stock holdings, which contributed $647 million. The pretax realized gain in the three months ended June 30, 2006, was only $11 million. Growth in the tax-exempt municipal bond portfolio, higher investment income from dividends and higher operating earnings also contributed to the change in the effective tax rate for 2007.
We pursue a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. For our insurance subsidiaries,

Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007	31

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
Liquidity and Capital Resources
At June 30, 2007, we had shareholders’ equity of $6.826 billion compared with $6.808 billion at year-end 2006. Total debt was unchanged at $840 million.
Sources Of Liquidity
Subsidiary Dividends
Our insurance subsidiary declared a dividend to the parent company of $70 million in the first six months of 2007 compared with $125 million in the first six months of 2006. State of Ohio regulatory requirements restrict the dividends insurance subsidiaries can pay. During 2007, total dividends that our lead insurance subsidiary can pay to our parent company without regulatory approval are approximately $572 million.
Insurance Underwriting
Our property casualty and life insurance operations provide liquidity because premiums generally are received before losses are paid under the policies purchased with those premiums. After satisfying our cash requirements, excess cash flows are used for investment, increasing future investment income.
This table shows a summary of cash flow of the insurance subsidiary (direct method):

	Six months ended June 30,
(In millions)	2007	2006

Premiums collected	$1,631	$1,625
Loss and loss expenses paid	(944)	(913)
Commissions and other underwriting expenses paid	(579)	(562)

Insurance subsidiary cash flow from underwriting	108	150
Investment income received	248	233

Insurance subsidiary operating cash flow	$356	$383

Historically, cash receipts from property casualty and life insurance premiums, along with investment income, have been more than sufficient to pay claims, operating expenses and dividends to the parent company. While first-year life insurance expenses normally exceed first-year premiums, subsequent premiums are used to generate investment income until the time the policy benefits are paid.
After paying claims and operating expenses, cash flows from underwriting declined slightly in the first six months of 2007. We discuss our future obligations for claims payments in our Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 61, and our future obligations for underwriting expenses in our Annual Report on Form 10-K, Item 7, Commissions and Other Underwriting Expenses, Page 62.
Based on our outlook for commercial lines, personal lines and life insurance, we believe that 2007 full-year cash flows from underwriting could decline compared with 2006. A lower level of cash flow available for investment could lead to lower growth rate for investment income and less cash available for investment, leading to reduced potential for capital gains.
Investing Activities
Investment income is a primary source of liquidity for both the parent company and insurance subsidiary as we discuss in our 2006 Annual Report on Form 10-K, Investments Results of Operations, Page 56.
Realized gains also can provide liquidity, although we follow a buy-and-hold investment philosophy seeking to compound cash flows over the long term. When we dispose of investments, we generally reinvest the gains in new investment securities.
•	Fixed maturities – Including calls, maturities and sales, fixed-maturity dispositions were approximately $297 million in the first six months of 2007 compared with $215 million in the first six months of 2006.
•	Equity securities – In the first six months of 2007, we sold equity holdings resulting in $561 million in proceeds. In the first six months of 2006, total equity sales were $833 million.
We generally have substantial discretion in the timing of investment sales and, therefore, the resulting gains or losses recognized in any period. That discretion generally is independent of the insurance underwriting process. In general, we limit the disposition of investments to those that no

Cincinnati Financial Corporation
32	Form 10-Q for the quarter ended June 30, 2007

longer meet our investment parameters or those that reach maturity or are called by the issuer. The sale of equity investments that no longer meet our investment criteria can provide cash for investment in common stocks that we perceive to have greater potential for dividend growth and capital appreciation.
Capital Resources
As a long-term investor, we historically have followed a buy-and-hold investing strategy. This policy has generated a significant amount of unrealized appreciation on equity investments. Unrealized appreciation on equity investments, before deferred income taxes, was $4.706 billion at June 30, 2007, compared with $5.178 billion at year-end 2006. On an after-tax basis, equity investments constituted 44.8 percent of total shareholders’ equity at June 30, 2007.
At June 30, 2007, our debt-to-capital ratio was 11.0 percent, with $791 million in long-term debt and $49 million in borrowings on our short-term line of credit. We generally have minimized our reliance on debt financing although we may utilize lines of credit to fund short-term cash needs. Based on our present capital requirements, we do not anticipate a material increase in debt levels during 2007. As a result, we believe our debt-to-capital ratio will remain approximately 11 percent.
On June 29, 2007, we renewed our unsecured line of credit with PNC Bank, N.A. effective June 30, 2007, for a one-year term to expire on June 30, 2008. Effective June 30, 2007, we reduced the line of credit to $50 million from $75 million. Subsidiary CFC Investment Company also is a borrower under this line of credit. There currently is $49 million outstanding on that line at a rate of 90 day LIBOR plus 30 basis points. Our unsecured $50 million line of credit from Fifth Third expired in May 2007.
As discussed in Note 1, Page 8, on July 2, 2007, we entered into an unsecured revolving credit facility administered by The Huntington National Bank for a $150 million revolving line of credit.
We provide details of our three long-term notes in our Annual Report on Form 10-K, Item 8, Note 7 of the Consolidated Financial Statements, Page 93. None of the notes are encumbered by rating triggers. As of August 7, 2007, our debt ratings, summarized in Measuring our Success in 2007 and Beyond, Page 16, were unchanged from those reported in our 2006 Annual Report on Form 10-K.
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
Commissions and Other Underwriting Expenses
As discussed above, commissions and non-commission underwriting expenses paid rose in the first six months of 2007. Commission payments also include contingent, or profit-sharing, commissions, which are paid to agencies using a formula that takes into account agency profitability and other factors. Commission payments generally track with loss and loss expenses. Contingent commission payments in 2007 were influenced by the decline in profitability we experienced in 2006.
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
In addition to contractual obligations for hardware and software, we anticipate investing a total of approximately $35 million in key technology initiatives in 2007, of which approximately $10 million will be capitalized. Technology costs for our planned excess and surplus lines business have not been determined and are not included in these amounts. Technology projects for 2007 include continued spending on our personal lines policy processing system and investment in the development and rollout of our commercial lines policy processing system discussed in our Annual Report on Form 10-K, Item 1, Technology Solutions, Page 4.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007	33

Capitalized development costs related to key technology initiatives are conducted at our discretion and we have no material contractual obligations for activities planned as part of these projects.
Qualified Pension Plan
Effective in 2008, the Pension Protection Act of 2006 changes the manner in which pension funding is determined. We currently are assessing the impact of this Act but do not expect it to have a material effect on our results of operations or financial position. In the second quarter of 2007, we made a corrective contribution to the pension plan of $1 million, related to investment management fees and attributable earnings. We plan to contribute $9 million during the third quarter of 2007. We contributed $10 million to the plan in 2006.
Investing Activities
After fulfilling operating requirements, cash flows from underwriting, investment and other corporate activities are invested in fixed maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. In the six months ended June 30, 2007, we invested available cash flow and after-tax proceeds from the sale of equity investments. Our equity investments were concentrated in financials sector opportunities that meet our investment parameters and currently offer above-average dividend yields. As a result of the changes in our equity portfolio and dividend increases made by current holdings during the first six months of 2007, our common stock portfolio yield (to market) was 3.6 percent at June 30, 2007, compared with 1.8 percent for the Standard & Poor’s 500 Index.
See our Annual Report on Form 10-K, Item 1, Investments Segment, Page 14, for a discussion of our investment strategy, portfolio allocation and quality.
Uses of Capital
Uses of cash to enhance shareholder return include:
•	Dividends to shareholders – In February 2007, the board of directors authorized a 6.0 percent increase in the regular quarterly cash dividend to an indicated annual rate of $1.42 per share. During the first six months of 2007, $119 million was used for cash dividends to shareholders.
•	Common stock repurchase program – During the first six months of 2007, we used $64 million to repurchase 1.49 million shares of our common stock at an average price of $43.07. The details of the 2007 repurchase activity and repurchase authorizations are described in Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, Page 41. At June 30, 2007, 5.33 million shares remained authorized for repurchase. We do not adjust number of shares repurchased and average price per repurchased share for stock dividends.

Cincinnati Financial Corporation
34	Form 10-Q for the quarter ended June 30, 2007

Property Casualty Insurance Reserves
Commercial Lines Insurance Segment Reserves
For the business lines in the commercial lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves. The rise in total gross reserves for our commercial business lines was partially due to our growth. The increase also reflects higher loss expense reserves due to higher legal fees and the costs of a claims mediation process that promotes earlier liability settlement resolution. In addition, commercial casualty reserves rose because of an increase in large losses. Lower reserves related to catastrophe events offset some of these increases. Reserve practices discussed in our 2006 Annual Report on Form 10-K, Property Casualty Insurance Loss and Loss Expense Reserves, Page 35, also contributed.

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At June 30, 2007
Commercial casualty	$991	$440	$501	$1,932	55.4%
Commercial property	122	13	37	172	4.9
Commercial auto	277	52	66	395	11.3
Workers’ compensation	412	283	103	798	22.9
Specialty packages	79	2	4	85	2.5
Surety and executive risk	62	1	35	98	2.8
Machinery and equipment	4	3	1	8	0.2

Total	$1,947	$794	$747	$3,488	100.0%

At December 31, 2006
Commercial casualty	$923	$437	$483	$1,843	54.0%
Commercial property	132	31	36	199	5.8
Commercial auto	274	52	64	390	11.4
Workers’ compensation	411	277	99	787	23.1
Specialty packages	80	1	5	86	2.5
Surety and executive risk	67	1	32	100	2.9
Machinery and equipment	5	3	1	9	0.3

Total	$1,892	$802	$720	$3,414	100.0%

Personal Lines Insurance Segment Reserves
For the business lines in the personal lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves. Total gross reserves were down slightly from year-end 2006 due to the decline in premiums in this business segment and a reduction in reserves related to catastrophe events.

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At June 30, 2007
Personal auto	$166	$2	$32	$200	47.3%
Homeowners	70	12	16	98	23.1
Other personal	52	61	14	127	29.6

Total	$288	$75	$62	$425	100.0%

At December 31, 2006
Personal auto	$169	$5	$32	$206	46.2%
Homeowners	69	24	17	110	24.7
Other personal	55	61	14	130	29.1

Total	$293	$90	$63	$446	100.0%

Life Insurance Reserves
Gross life policy reserves were $1.446 billion at June 30, 2007, compared with $1.409 billion at year-end 2006, reflecting continued growth in life insurance policies in-force. We discuss our life insurance reserving practices in our 2006 Annual Report on Form 10-K, Life Insurance Reserves, Page 69.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007	35

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
Market risk is the potential for a decrease in value resulting from broad yet uncontrollable forces such as inflation, economic growth, interest rates, world political conditions or other widespread unpredictable events. It is comprised of many individual risks that, when combined, create a macroeconomic impact. Our view of potential risks and its sensitivity to such risks is discussed in our 2006 Annual Report on Form 10-K, Quantitative and Qualitative Disclosures about Market Risk, Page 72.
The fair value (market value) of our investment portfolio was $13.642 billion at June 30, 2007, compared with $13.699 billion at year-end 2006. Thirty-two of our securities are accounted for as hybrid financial instruments under SFAS No. 155, which we adopted effective January 1, 2007, as discussed in Item 1, Note 1, Page 7. The book value of these securities has been adjusted to market value and recognized in retained earnings and the income statement. In the table below, book value is shown at their original purchase price.

	At June 30, 2007		At December 31, 2006
(In millions)	Book value	Fair value	Book value	Fair value

Taxable fixed maturities	$3,353	$3,348	$3,357	$3,389
Tax-exempt fixed maturities	2,557	2,543	2,382	2,416
Common equities	2,694	7,401	2,400	7,564
Preferred equities	250	249	221	235
Short-term investments	101	101	95	95

Total	$8,955	$13,642	$8,455	$13,699

The ratio of investment assets to total assets for the parent company was 31.3 percent at June 30, 2007, compared with 31.5 percent at year-end 2006. At June 30, 2007, the parent company held 33.3 percent of our common stock holdings (measured by fair value).
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
We place a strong emphasis on purchasing current income-producing securities for the insurance companies’ portfolios. Within the fixed-maturity portfolio, we invest in a blend of taxable and tax-exempt securities to minimize our corporate taxes. At June 30, 2007, tax-exempt fixed maturities accounted for 43.2 percent of the total fair value of the fixed-maturity portfolio, compared with 41.6 percent at year-end 2006. Overall credit risk is reduced by diversifying the fixed-income portfolio among approximately 1,980 securities. Within our portfolio, we do not own any sub-prime mortgage-backed securities.
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

Cincinnati Financial Corporation
36	Form 10-Q for the quarter ended June 30, 2007

The table below summarizes the effect of hypothetical changes in interest rates on the fixed-maturity portfolio:

	Fair value of	Effective duration
	fixed maturity	100 basis point	100 basis point
(In millions)	portfolio	spread decrease	spread increase

At June 30, 2007	$5,891	$6,193	$5,590
At December 31, 2006	5,805	6,099	5,511
The effective duration of the fixed maturity portfolio was 5.1 years at June 30, 2007, unchanged from year-end 2006. A 100 basis point movement in interest rates would result in an approximately 5.1 percent change in the market value of the fixed maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its market value will be to changes in the general level of interest rates, exclusive of call features. The market values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.
In our dynamic financial planning model, the selected interest rate change of 100 basis points represents our views of a shift in rates that is quite possible over a one-year period. The rates modeled should not be considered a prediction of future events as interest rates may be much more volatile in the future. The analysis is not intended to provide a precise forecast of the effect of changes in rates on our results or financial condition, nor does it take into account any actions that we might take to reduce exposure to such risks.
Short-Term Investments
Our short-term investments consist primarily of commercial paper, demand notes or bonds purchased within one year of maturity. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as taxes. At June 30, 2007, we had $101 million in short-term investments.
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
Our common stock investments generally are securities with annual dividend yields ranging from 1.5 percent to 4.0 percent and with histories of dividend increases. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. When investing in common stock, we seek to identify some companies in which we can accumulate more than 5 percent of their outstanding shares. At June 30, 2007, we held more than 5 percent of two companies: Fifth Third and Piedmont Natural Gas Company.
There are 15 common stocks in which we hold a fair value of at least $100 million each.

	As of and for the three months ended June 30, 2007
				Earned
	Actual	Fair	Percent of	dividend
(Dollars in millions)	cost	value	fair value	income

Fifth Third Bancorp	$283	$2,894	39.1%	$61
The Procter & Gamble Company	206	460	6.2	5
Exxon Mobil Corporation	58	433	5.9	5
PNC Financial Services Group, Inc.	62	337	4.6	5
AllianceBernstein Holding L.P.	100	328	4.4	8
National City Corporation	172	327	4.4	8
U.S. Bancorp	253	326	4.4	7
Wyeth	62	254	3.4	2
Johnson & Johnson	218	247	3.3	3
Wells Fargo & Company	107	201	2.7	3
Huntington Bancshares Inc. (combined with Sky Financial Group)*	140	168	2.3	3
Piedmont Natural Gas Company, Inc.	64	139	1.9	3
Wachovia Corporation	146	137	1.9	2
General Electric Co.	106	120	1.6	2
Chevron Corporation	56	112	1.5	1
All other common stock holdings	661	917	12.4	15

Total	$2,694	$7,400	100.0%	$133

*	As of June 30, 2007, we held 2,288,203 shares of Huntington Bancshares Incorporated (NASDAQ: HBAN) and 4,661,018 shares of Sky Financial Group, Inc. (Nasdaq: SKYF). On July 1, 2007, Huntington completed its merger with Sky Financial. Under the terms of the agreement, we received 1.098 shares of Huntington common stock and a cash payment of $3.023 for each share of Sky Financial we owned on June 29, 2007.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007	37

Our investments are heavily weighted toward the financials sector, which represented 66.3 percent of the total fair value of the common stock portfolio at June 30, 2007. Financials typically underperform the overall market during periods when interest rates are expected to rise. We historically have seen these types of short-term fluctuations in market value of our holdings as potential buying opportunities but are cognizant that a prolonged downturn in this sector could create a negative effect on the portfolio. We believe the financial institutions we own have relatively minor exposure to the sub-prime mortgage area. We discuss the longer-term performance of our equity portfolio in Measuring our Success, Page 16.
Fifth Third Bancorp Holding
The market value of one of our common stock holdings, Fifth Third, accounted for 42.4 percent of our shareholders’ equity at June 30, 2007, and dividends earned from our Fifth Third investment were 20.5 percent of our investment income in the first six months of 2007.

	Six months ended June 30,
(In millions except market price data)	2007	2006

Fifth Third Bancorp common stock holding:
Dividends earned	$61	$57
Percent of total net investment income	20.5%	20.2%

	At June 30,	At December 31,
	2007	2006

Shares held	73	73

Closing market price of Fifth Third	$39.77	$40.93
Book value of holding	283	283
Fair value of holding	2,894	2,979
After-tax unrealized gain	1,697	1,752

Market value as a percent of total equity investments	37.8%	38.2%
Market value as a percent of invested assets	21.1	21.7
Market value as a percent of total shareholders’ equity	42.4	43.8
After-tax unrealized gain as a percent of total shareholders’ equity	24.9	25.7
Based on the number of shares of Fifth Third that we owned at June 30, 2007, a 10 percent change in its currently stated quarterly dividend on an annual basis would result in a $6 million change in our annualized pretax investment income and a $5 million change in after-tax earnings.
Every $1.00 change in the market price of Fifth Third’s common stock has approximately a 28 cent impact on our book value per share. A 20 percent change in the market price of Fifth Third’s common stock from its June 30, 2007, closing price would result in a $579 million change in assets and a $376 million change in after-tax unrealized gains.
Unrealized Investment Gains and Losses
At June 30, 2007, unrealized investment gains before taxes totaled $4.809 billion and unrealized investment losses in the investment portfolio amounted to $122 million.
Unrealized Investment Gains
The unrealized gains at June 30, 2007, were due to long-term gains from our holdings of Fifth Third common stock, which constituted 56.3 percent of the gains, and from our other common stock holdings, including ExxonMobil Corporation, The Procter & Gamble Company and PNC Financial Services Group, each of which constituted at least 5 percent of the gains. Reflecting the company’s long-term investment philosophy, of the 818 securities trading at or above book value, 578, or 70.7 percent, have shown unrealized gains for more than 24 months.
Unrealized Investment Losses – Potential Other-than-temporary Impairments
At June 30, 2007, 1,246 of the 2,064 securities we owned were trading below 100 percent of book value compared with 679 of the 1,973 securities we owned at December 31, 2006. Ten of the 1,246 securities are accounted for as hybrid financial instruments. We have included them with securities trading below 100 percent of book value because they are trading below 100 percent of our original purchase price.
•	1,233 of these holdings were trading between 90 percent and 100 percent of book value, including seven that are hybrid financial instruments. After adjustments for SFAS No. 155, the fair value of these 1,233 holdings was $4.235 billion, and they accounted for $112 million in unrealized losses. The value of these securities fluctuates primarily because of changes in interest rates.
•	13 of these holdings were trading below 90 percent of book value, including three that are hybrid financial instruments. After adjustments for SFAS No. 155, the fair value of the 13 holdings was $46 million, and they accounted for $5 million in unrealized losses. These holdings are being monitored for

Cincinnati Financial Corporation
38	Form 10-Q for the quarter ended June 30, 2007

credit- and industry-related risk factors, but we believe the changes in value primarily are due to normal fluctuations and economic factors.

•	No holdings were trading below 70 percent of book value at June 30, 2007.
We deem the risk related to securities trading between 70 percent and 100 percent of book value to be relatively minor and at least partially offset by the investment income potential of these investments.
In the two tables below, our 32 hybrid securities are classified based on the relationships of fair value to our original purchase price, even though their book value has been appropriately adjusted under SFAS No. 155 on our financial statements.
The following table summarizes the investment portfolio by period of time:

	6 Months or less		> 6 — 12 Months		> 12 — 24 Months		> 24 — 36 Months
	Number	Gross	Number	Gross	Number	Gross	Number	Gross
	of	unrealized	of	unrealized	of	unrealized	of	unrealized
(Dollars in millions)	issues	gain/loss	issues	gain/loss	issues	gain/loss	issues	gain/loss

At June 30, 2007
Taxable fixed maturities:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	156	(11)	10	(1)	162	(36)	72	(22)
Trading at 100% and above of book value	30	1	63	8	14	3	229	53

Total	186	(10)	73	7	176	(33)	301	31

Tax-exempt fixed maturities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	527	(16)	49	(3)	181	(11)	63	(7)
Trading at 100% and above of book value	3	0	77	1	15	0	318	22

Total	530	(16)	126	(2)	196	(11)	381	15

Common equities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	3	(10)	0	0	1	0	0	0
Trading at 100% and above of book value	4	23	4	7	6	276	27	4,411

Total	7	13	4	7	7	276	27	4,411

Preferred equities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	12	(4)	0	0	1	(1)	1	0
Trading at 100% and above of book value	4	0	16	4	2	0	4	0

Total	16	(4)	16	4	3	(1)	5	0

Short-term investments:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	8	0	0	0	0	0	0	0
Trading at 100% and above of book value	2	0	0	0	0	0	0	0

Total	10	0	0	0	0	0	0	0

Summary:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	706	(41)	59	(4)	345	(48)	136	(29)
Trading at 100% and above of book value	43	24	160	20	37	279	578	4,486

Total	749	$(17)	219	$16	382	$231	714	$4,457

Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007	39

The following table summarizes the investment portfolio:

				Gross	Gross
	Number of	Book	Fair	unrealized	investment
(Dollars in millions)	issues	value	value	gain/loss	income

At June 30, 2007
Portfolio summary:
Trading below 70% of book value	0	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	1,246	4,403	4,281	(122)	97
Trading at 100% and above of book value	818	4,552	9,361	4,809	192
Investment income on securities sold in current year	0	0	0	0	7

Total	2,064	$8,955	$13,642	$4,687	$296

At December 31, 2006
Portfolio summary:
Trading below 70% of book value	0	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	679	2,787	2,728	(59)	127
Trading at 100% and above of book value	1,294	5,668	10,971	5,303	416
Investment income on securities sold in current year	0	0	0	0	19

Total	1,973	$8,455	$13,699	$5,244	$562

Cincinnati Financial Corporation
40	Form 10-Q for the quarter ended June 30, 2007

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
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
Changes in Internal Control over Financial Reporting – During the three months ended June 30, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The board of directors has authorized share repurchase programs (see our 2006 Annual Report on Form 10-K, Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Page 26, for information on the historical programs). In the first six months of 2007, repurchases were made as follows:

			Total number of shares	Maximum number of
	Total number	Average	purchased as part of	shares that may yet be
	of shares	price paid	publicly announced	purchased under the
Month	purchased(1)	per share	plans or programs	plans or programs

January 1-31, 2007	0	$0.00	0	6,819,248
February 1-28, 2007	478,267	43.82	478,267	6,340,981
March 1-31, 2007	1,012,808	42.64	1,012,317	5,328,664
April 1-30, 2007	0	0.00	0	5,328,664
May 1-31, 2007	0	0.00	0	5,328,664
June 1-30, 2007	0	0.00	0	5,328,664

Totals	1,491,075	43.02	1,490,584

Shares and share prices on this table are not adjusted for stock dividends.

(1)	Includes 491 shares acquired in the first six months of 2007, primarily in satisfaction of withholding taxes due upon exercise of stock options.
The current repurchase program was announced on August 19, 2005, and became effective on September 1, 2005. It replaced a program that had been in effect since 1999. No repurchase program has expired during the period covered by the above table. All of the repurchases reported in the table above were repurchased under our 2005 program, which was approved for 10 million shares. Neither the 2005 nor 1999 program had an expiration date but no further repurchases will occur under the 1999 program.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007	41

Item 3. Defaults upon Senior Securities
We have not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.
Item 4. Submission of Matters to a Vote of Security Holders
The registrant held its Annual Meeting of Shareholders on May 5, 2007, for which the board of directors solicited proxies. All nominees named in the registrant’s Proxy Statement were elected for terms expiring in 2010.

	Shares (in millions)
	For	Withheld

Gregory T. Bier, CPA (Ret.)	147	1
Dirk J. Debbink	147	1
Douglas S. Skidmore	146	2
Directors whose term of office as a director continues after the 2007 Annual Meeting of Shareholders and their respective term expirations are as follows:
Term Expires in 2008:
     Kenneth C. Lichtendahl
     W. Rodney McMullen
     Thomas R. Schiff
     John F. Steele, Jr.
     Larry R. Webb, CPCU
Term Expires in 2009:
     William F. Bahl, CFA
     James E. Benoski
     Gretchen W. Price
     John J. Schiff, Jr., CPCU
     E. Anthony Woods
Shareholders ratified the selection of Deloitte & Touche LLP as the company’s independent registered public accounting firm for 2007.

Shares (in millions)
For	Against	Abstain

146	1	1
Item 5. Other Information
None.

Cincinnati Financial Corporation
42	Form 10-Q for the quarter ended June 30, 2007

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1A	Amended Articles of Incorporation of Cincinnati Financial Corporation (1)

3.1B	Amendment to Article Fourth of Amended Articles of Incorporation of Cincinnati Financial Corporation (2)

3.2	Regulations of Cincinnati Financial Corporation (3)

4.1	Indenture with The Bank of New York Trust Company (4)

4.2	Supplemental Indenture with The Bank of New York Trust Company (4)

4.3	Second Supplemental Indenture with The Bank of New York Trust Company (5)

4.4	Form of 6.125% Exchange Note Due 2034 (included in Exhibit 4.2)

4.5	Form of 6.92% Debentures Due 2028 (included in Exhibit 4.3)

4.6	Indenture with the First National Bank of Chicago (subsequently assigned to The Bank of New York Trust Company) (6)

4.7	Form of 6.90% Debentures Due 2028 (included in Exhibit 4.6)

10.1	Agreement with Messer Construction (7)

10.2	2003 Non-Employee Directors’ Stock Plan (8)

10.3	Cincinnati Financial Corporation Stock Option Plan No. VI (9)

10.4	Cincinnati Financial Corporation Stock Option Plan No. VII (10)

10.5	Standard Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. VI (7)

10.6	Cincinnati Financial Corporation Incentive Compensation Plan (11)

10.7	Cincinnati Financial Corporation 2006 Stock Compensation Plan (11)

10.8	Standard Form of Combined Incentive/Nonqualified Stock Option for Stock Option Plan VI (12)

10.9	364-Day Credit Agreement by and among Cincinnati Financial Corporation and CFC Investment Company, as Borrowers, and Fifth Third Bank, as Lender (13)

10.10	Director and Named Executive Officer Compensation Summary (11)

10.11	Executive Compensation Plan (14)

10.12	Amendment No. 1 to Credit Agreement by and among Cincinnati Financial Corporation and CFC investment Company, as Borrower, and Fifth Third Bank, as lender. (15)

10.13	Cincinnati Financial Corporation Supplemental Retirement Plan (16)

10.14	Standard Form of Incentive Stock Option Agreement for Stock Option Plan VII (17)

10.15	Standard Form of Nonqualified Stock Option Agreement for Stock Option Plan VII (18)

10.16	Standard Form of Incentive Stock Option Agreement for the 2006 Stock Compensation Plan (19)

10.17	Standard Form of Nonqualified Stock Option Agreement for the 2006 Stock Compensation Plan (20)

10.18	Restricted Stock Unit Agreement for John J. Schiff, Jr., dated January 31, 2007 (21)

10.19	Restricted Stock Unit Agreement for James E. Benoski, dated January 31, 2007 (22)

10.20	Restricted Stock Unit Agreement for Jacob F. Scherer, Jr., dated January 31, 2007 (23)

10.21	Restricted Stock Unit Agreement for Kenneth W. Stecher, dated January 31, 2007 (24)

10.22	Restricted Stock Unit Agreement for Thomas A. Joseph, dated January 31, 2007 (25)

(1)	Incorporated by reference to the company’s 1999 Annual Report on Form 10-K dated March 23, 2000 (File No. 000-04604).

(2)	Incorporated by reference to Exhibit 3(i) filed with the company’s Current Report on Form 8-K dated July 15, 2005.

(3)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 2, 1992, Exhibit 2 (File No. 000-04604).

(4)	Incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034.

(5)	Incorporated by reference to the company’s Current Report on Form 8-K dated May 9, 2005, filed with respect to the completion of the company’s exchange offer and rescission offer for its 6.90% senior debentures due 2028.

(6)	Incorporated by reference to the company’s registration statement on Form S-3 effective May 22, 1998 (File No. 333-51677).

(7)	Incorporated by reference to the company’s 2004 Annual Report on Form 10-K dated March 11, 2005.

(8)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 21, 2005.

(9)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 1, 1999 (File No. 000-04604).

(10)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 8, 2002 (File No. 000-04604).

(11)	Incorporated by reference to the company’s Definitive Proxy Statement to be filed no later than April 13, 2007.

(12)	Incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated July 15, 2005.

(13)	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated May 31, 2005.

(14)	Incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated November 23, 2005.

(15)	Incorporated by reference to Exhibit 10.01 filed with the company’s Current Report on Form 8-K dated May 26, 2006.

Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007	43

Exhibit No.	Exhibit Description (continued)

10.23	Form of Restricted Stock Unit Agreement for use under the Cincinnati Financial Corporation 2006 Stock Purchase Incentive Plan (service-based)(26)

10.24	Form of Restricted Stock Unit Agreement for use under the Cincinnati Financial Corporation 2006 Stock Purchase Incentive Plan (performance-based)(27)

10.25	Form of Incentive Compensation Agreement for use under the Cincinnati Financial Corporation 2006 Stock Purchase Incentive Plan (performance-based)(28)

10.26	Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, The Huntington National Bank and LaSalle Bank National Association, among others, dated July 2, 2007 (29)

10.27	Second Amended and Restated Discretionary Line of Credit Note with PNC Bank, National Association dated July 12, 2007.

11	Statement re: Computation of per share earnings for the three and six months ended June 30, 2007 and 2006, contained in Exhibit 11 of this report, Page 46

31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer, Page 47

31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer, Page 48

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, Page 49

(16)	Incorporated by reference to Exhibit 10.17 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(17)	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated October 20, 2006.

(18)	Incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated October 20, 2006.

(19)	Incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated October 20, 2006.

(20)	Incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated October 20, 2006.

(21)	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated January 31, 2007.

(22)	Incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated January 31, 2007.

(23)	Incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated January 31, 2007.

(24)	Incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated January 31, 2007.

(25)	Incorporated by reference to Exhibit 10.5 filed with the company’s Current Report on Form 8-K dated January 31, 2007.

(26)	Incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K dated January 31, 2007, as amended.

(27)	Incorporated by reference to Exhibit 10.7 filed with the company’s Current Report on Form 8-K dated January 31, 2007, as amended.

(28)	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated March 19, 2007.

(29)	Incorporated by reference to Exhibit 10.01 filed with the company’s Current Report on Form 8-K dated June 30, 2007.

Cincinnati Financial Corporation
44	Form 10-Q for the quarter ended June 30, 2007

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CINCINNATI FINANCIAL CORPORATION
Date: August 7, 2007
/S/ Kenneth W. Stecher

Kenneth W. Stecher
Chief Financial Officer, Executive Vice President, Secretary and Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation
Form 10-Q for the quarter ended June 30, 2007	45