Form 10-Q
period 2007-09-30
CINCINNATI FINANCIAL CORP
filed 2007-11-05
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007.

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
☑ Yes      ☐ No
As of October 30, 2007, there were 165,998,910 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

Cincinnati Financial Corporation
2	Form 10-Q for the quarterly period ended September 30, 2007

Part I – Financial Information
Item 1. Financial Statements (unaudited)
Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in millions except per share data)	2007	2006

ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2007—$5,905; 2006—$5,739) (includes securities pledged to creditors of $754 at September 30, 2007)	$5,939	$5,805
Equity securities, at fair value (cost: 2007—$3,006; 2006—$2,621)	7,225	7,799
Short-term investments, at fair value (amortized cost: 2007—$37; 2006—$95)	37	95
Other invested assets	67	60

Total investments	13,268	13,759

Cash and cash equivalents	183	202
Securities lending collateral invested	768	0
Investment income receivable	123	121
Finance receivable	97	108
Premiums receivable	1,161	1,128
Reinsurance receivable	745	683
Prepaid reinsurance premiums	12	13
Deferred policy acquisition costs	471	453
Land, building and equipment, net, for company use (accumulated depreciation: 2007—$281; 2006—$261)	227	193
Other assets	46	58
Separate accounts	521	504

Total assets	$17,622	$17,222

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$4,031	$3,896
Life policy reserves	1,459	1,409
Unearned premiums	1,619	1,579
Securities lending payable	768	0
Other liabilities	539	533
Deferred income tax	1,287	1,653
Note payable	69	49
6.125% senior notes due 2034	371	371
6.9% senior debentures due 2028	28	28
6.92% senior debentures due 2028	392	392
Separate accounts	521	504

Total liabilities	11,084	10,414

Commitments and contingent liabilities (Note 6)	—	—

SHAREHOLDERS’ EQUITY
Common stock, par value—$2 per share; (authorized: 2007—500 million shares, 2006—500 million shares; issued: 2007—196 million shares, 2006—196 million shares)	392	391
Paid-in capital	1,041	1,015
Retained earnings	3,277	2,786
Accumulated other comprehensive income	2,735	3,379
Treasury stock at cost (2007—26 million shares, 2006—23 million shares)	(907)	(763)

Total shareholders’ equity	6,538	6,808

Total liabilities and shareholders’ equity	$17,622	$17,222

Accompanying notes are an integral part of these statements.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2007	3

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Income

	Three months ended September 30,		Nine months ended September 30,
(In millions except per share data)	2007	2006	2007	2006

REVENUES
Earned premiums
Property casualty	$777	$791	$2,348	$2,362
Life	34	28	99	84
Investment income, net of expenses	152	144	451	425
Realized investment gains and losses	16	0	370	671
Other income	3	4	15	14

Total revenues	982	967	3,283	3,556

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	559	549	1,533	1,596
Commissions	136	156	466	478
Other operating expenses	90	87	266	255
Taxes, licenses and fees	18	19	57	58
Increase in deferred policy acquisition costs	6	(5)	(17)	(27)
Interest expense	13	13	39	39

Total benefits and expenses	822	819	2,344	2,399

INCOME BEFORE INCOME TAXES	160	148	939	1,157

PROVISION (BENEFIT) FOR INCOME TAXES
Current	32	23	265	363
Deferred	4	10	5	(6)

Total provision for income taxes	36	33	270	357

NET INCOME	$124	$115	$669	$800

PER COMMON SHARE
Net income—basic	$0.72	$0.67	$3.89	$4.61
Net income—diluted	$0.72	$0.66	$3.86	$4.56
Accompanying notes are an integral part of these statements.

Cincinnati Financial Corporation
4	Form 10-Q for the quarterly period ended September 30, 2007

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Shareholders’ Equity

	Nine months ended September 30,
(In millions)	2007	2006

COMMON STOCK
Beginning of year	$391	$389
Stock options exercised	1	2

End of period	392	391

PAID-IN CAPITAL
Beginning of year	1,015	969
Stock options exercised	13	22
Share-based compensation	11	14
Other	2	0

End of period	1,041	1,005

RETAINED EARNINGS
Beginning of year	2,786	2,088
Cumulative effect of change in accounting for hybrid financial securities	5	0
Cumulative effect of change in accounting for uncertain tax positions	(1)	0

Adjusted beginning of year	2,790	2,088
Net income	669	800
Dividends declared	(182)	(174)

End of period	3,277	2,714

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	3,379	3,284
Cumulative effect of change in accounting for hybrid financial securities	(5)	0

Adjusted beginning of year	3,374	3,284
Other comprehensive income (loss), net	(639)	(191)

End of period	2,735	3,093

TREASURY STOCK
Beginning of year	(763)	(644)
Purchase	(144)	(95)

End of period	(907)	(739)

Total shareholders’ equity	$6,538	$6,464

COMMON STOCK — NUMBER OF SHARES OUTSTANDING
Beginning of year	173	174
Stock options exercised	0	1
Purchase of treasury shares	(3)	(2)

End of period	170	173

COMPREHENSIVE INCOME
Net income	$669	$800
Unrealized investment gains and losses during the period	(989)	(314)
Other	4	5
Taxes on other comprehensive income	346	118

Total comprehensive income	$30	$609

Accompanying notes are an integral part of these statements.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2007	5

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Cash Flows

	Nine months ended September 30,
(In millions)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$669	$800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	26	26
Realized gains on investments	(370)	(671)
Share-based compensation	11	14
Interest credited to contract holders	25	22
Changes in:
Investment income receivable	(2)	2
Premiums and reinsurance receivable	(94)	(69)
Deferred policy acquisition costs	(17)	(27)
Other assets	(6)	3
Loss and loss expense reserves	135	217
Life policy reserves	71	53
Unearned premiums	40	64
Other liabilities	28	(12)
Deferred income tax	5	(6)
Current income tax	(1)	4

Net cash provided by operating activities	520	420

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	267	76
Call or maturity of fixed maturities	330	225
Sale of equity securities	602	850
Collection of finance receivables	28	26
Purchase of fixed maturities	(792)	(611)
Purchase of equity securities	(626)	(644)
Change in short-term investments, net	60	79
Investment in buildings and equipment, net	(51)	(37)
Investment in finance receivables	(18)	(30)
Change in other invested assets, net	1	(10)
Change in securities lending collateral invested	(768)	(1,016)

Net cash used in investing activities	(967)	(1,092)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(180)	(170)
Purchase of treasury shares	(144)	(95)
Increase in notes payable	20	49
Proceeds from stock options exercised	14	21
Contract holder funds deposited	12	28
Contract holder funds withdrawn	(59)	(57)
Change in securities lending payable	768	1,016
Excess tax benefits on share-based compensation	0	2
Other	(3)	(2)

Net cash provided by financing activities	428	792

Net increase (decrease) in cash and cash equivalents	(19)	120
Cash and cash equivalents at beginning of year	202	119

Cash and cash equivalents at end of period	$183	$239

Supplemental disclosures of cash flow information:
Interest paid (net of capitalized interest: 2007—$2; 2006—$1)	$26	$26
Income taxes paid	264	360
Non-cash activities:
Conversion of securities	$108	$50
Equipment acquired under capital lease obligations	7	7
Accompanying notes are an integral part of these statements.

Cincinnati Financial Corporation
6	Form 10-Q for the quarterly period ended September 30, 2007

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
Our September 30, 2007, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2006 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.
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
SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement on our financial position.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2007	7

Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109
We adopted the provisions of FIN 48 on January 1, 2007. As a result, we recorded a charge of approximately $300,000 to the January 1, 2007, retained earnings. As of the adoption date, we had a gross unrecognized tax benefit (FIN 48 liability) of $24.8 million. There was no change to the FIN 48 liability for the three and nine months ended September 30, 2007. The FIN 48 liability is carried in other liabilities in the condensed consolidated balance sheet as of September 30, 2007. Of the total $24.8 million FIN 48 liability, an immaterial amount would affect the effective tax rate, if recognized. Although no penalties currently are accrued, if incurred, they would be recognized as a component of income tax expense. Accrued interest expense recognized is classified in the condensed consolidated statements of income as an offset to investment income. The accrued interest liability was $2.5 million and $3.7 million as of January 1, 2007, and September 30, 2007, respectively.
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
Subsequent Events
Investment asset sale – On October 24, 2007, we sold 5.5 million shares, or 7.6 percent, of the company’s Fifth Third Bancorp (NASDAQ:FITB) common stock holding to largely fund an accelerated share repurchase agreement. The sale generated total proceeds of $162 million, which will be reduced by capital gains taxes of approximately $22 million. The sale was executed pursuant to Rule 144 under the Securities Act of 1933, as amended. The net after-tax gain of approximately $42 million, or about 25 cents per share, will be included in net income for the three and 12 months ending December 31, 2007.
Fifth Third remains the company’s largest equity holding and Cincinnati Financial remains Fifth Third’s largest shareholder. After the transaction, Cincinnati Financial and its subsidiaries own 67.3 million shares of Fifth Third’s common stock, or approximately 12.6 percent of the bank’s total common shares outstanding as of September 30, 2007.
Accelerated share repurchase agreement – On October 24, 2007, we entered into an accelerated share repurchase agreement with UBS AG. The 4 million accelerated share repurchase agreement is valued at $160 million (based on a reference price of $39.88). The final effective purchase price will be based on the volume weighted average price of the company’s common stock through a contractually specified period expected to conclude no later than the first quarter of 2008.
NOTE 2 – Investments
Fixed maturities (bonds and redeemable preferred stocks), equity securities (common and non-redeemable preferred stocks) and short-term investments have been classified as available for sale and are stated at fair values at September 30, 2007, and December 31, 2006.
At September 30, 2007, unrealized investment gains before taxes in the investment portfolio totaled $4.357 billion and unrealized investment losses before taxes amounted to $104 million. The unrealized gains primarily were due to our long-term holdings of Fifth Third common stock, which constituted 50.1 percent of total unrealized gains, and from our other common stock holdings, including AllianceBernstein Holding L.P. (NYSE:AB), ExxonMobil (NYSE:XOM), PNC Financial Services Group, Inc. (NYSE:PNC) and

Cincinnati Financial Corporation
8	Form 10-Q for the quarterly period ended September 30, 2007

The Procter & Gamble Company (NYSE:PG), each of which constituted at least 5 percent of total unrealized gains. As noted above, we sold 5.5 million shares of our Fifth Third common stock holding on October 24, 2007, which will reduce unrealized gains from this position at year-end 2007 and beyond.
The change in unrealized gains and losses on investments, net of taxes, described in the following table, is included in shareholders’ equity as accumulated other comprehensive income. During the three months ended September 30, 2007, we recognized $3 million in realized investment losses related to current period changes in valuation of our hybrid securities. During the nine months, we recognized $1 million in realized investment gains related to current period changes in valuation of our hybrid securities. At September 30, 2007, we had $170 million of hybrid securities included in fixed maturities that now are accounted for under SFAS No. 155.
The change in fixed maturities unrealized gains and losses for the three and nine months ended September 30, 2007 and 2006, was due primarily to interest-rate driven fair value fluctuations in the fixed maturity portfolio.
Equity securities unrealized gains decreased for the three and nine months ended September 30, 2007, because of the sale of common stock holdings and declines in the market value of equity holdings.
Equity securities unrealized gains rose for the three months ended September 30, 2006, primarily due to gains in the market value of equity holdings. Equity securities unrealized gains declined for the nine months ended September 30, 2006, primarily because of the sale of our holdings of ALLTEL Corporation (NYSE:AT) common stock, which was completed in January 2006, partially offset by gains in the market values of our other equity holdings.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2007	2006	2007	2006

Change in unrealized investment gains and losses and other summary:
Fixed maturities	$60	$142	$(30)	$(18)
Equity securities	(488)	385	(959)	(296)
Adjustment to deferred acquisition costs and life policy reserves	(1)	(4)	1	2
Pension funded status	1	0	2	0
Other	0	2	1	3
Income taxes on above	150	(184)	346	118

Total	$(278)	$341	$(639)	$(191)

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
Securities Lending Program
We participate in a securities lending program under which certain fixed maturities from our investment portfolio are loaned to other institutions for short periods of time. We require cash collateral in excess of the market value of the loaned securities. The collateral received is invested in accordance with our guidelines in high quality, short-duration instruments to generate additional investment income. The market value of the loaned securities is monitored on a daily basis and additional collateral is added or refunded as the market value of the loaned securities changes. As this program is accounted for as a secured borrowing, the invested collateral is recognized as an asset, and classified as securities lending collateral invested, with a corresponding liability for the obligation to return the collateral.
We maintain the right and ability to redeem the securities loaned on short notice and continue to earn interest on the securities. Although the securities loaned have been pledged and effectively secure the cash collateral we received, we maintain effective control over such securities, which we continue to classify as invested assets on our consolidated balance sheets. At September 30, 2007, we had fixed maturities with a market value of $754 million on loan, with collateral held of $768 million. Interest income on collateral, net of fees, was $452,000 and $995,000 in the three and nine months ended September 30, 2007, versus $252,000 and $528,000 in the comparable 2006 periods.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2007	9

NOTE 3 – Reinsurance
In the accompanying condensed consolidated statements of income, property casualty earned premiums and insurance losses consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2007	2006	2007	2006

Direct earned premiums	$815	$826	$2,462	$2,459
Assumed earned premiums	6	6	16	17
Ceded earned premiums	(44)	(41)	(130)	(114)

Net earned premiums	$777	$791	$2,348	$2,362

Direct incurred loss and loss expenses	$534	$533	$1,511	$1,567
Assumed incurred loss and loss expenses	6	3	10	10
Ceded incurred loss and loss expenses	(16)	(20)	(86)	(72)

Net incurred loss and loss expenses	$524	$516	$1,435	$1,505

For the three and nine months ended September 30, 2007, assumed earned premiums were essentially unchanged while ceded earned premiums reflected the change in our reinsurance programs effective January 1, 2007.
For the three and nine months ended September 30, 2007, assumed incurred loss and loss expenses were essentially unchanged. Ceded incurred loss and loss expenses were essentially unchanged for the three-month period ended September 30, 2007. Ceded incurred loss and loss expenses rose in the nine month period due to a greater number and amount of losses above our per risk treaty retentions.
NOTE 4 – Pension Plan
The measurement date for the company’s pension plan is December 31. The following summarizes the components of net periodic costs for our qualified and supplemental pension plans:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2007	2006	2007	2006

Service cost	$6	$4	$15	$12
Interest cost	4	4	12	10
Expected return on plan assets	(4)	(3)	(11)	(9)
Amortization of actuarial gain, prior service cost and transition asset	1	1	2	2

Net periodic benefit cost	$7	$6	$18	$15

We contributed $10 million to the pension plan during the nine months ended September 30, 2007.
NOTE 5 – Equity Compensation Plans
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
A total of 22,237,750 shares are authorized to be granted under the shareholder-approved plans. At September 30, 2007, 10,546,728 shares were available for future issuance under the plans. We currently issue new shares for option exercises.
Our pre-tax and after-tax share-based compensation costs are summarized below:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2007	2006	2007	2006

Share-based compensation cost	$3	$3	$11	$14
Income tax benefit	0	0	2	3

Share-based compensation cost after tax	$3	$3	$9	$11

Cincinnati Financial Corporation
10	Form 10-Q for the quarterly period ended September 30, 2007

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

	Nine months ended September 30,
	2007	2006

Weighted — average expected term	5-7 years	5-7 years
Expected volatility	18.29- 24.14%	20.25 - 27.12%
Dividend yield	3.33%	3.22%
Risk-free rates	4.8-4.81%	4.5-4.61%
As of September 30, 2007, there was $17 million of unrecognized compensation cost related to non-vested awards that is expected to be recognized over a weighted average period of 1.8 years.
Here is a summary of option information:

		Weighted-
		average	Aggregate
		exercise	intrinsic
(Dollars in millions, shares in thousands)	Shares	price	value

2007
Outstanding at beginning of year	10,667	$36.03
Granted/reinstated	582	44.79
Exercised	(489)	28.70
Forfeited/revoked/expired	(113)	39.39

Outstanding at end of period	10,647	36.80	$74

Options exercisable at end of period	8,761	$35.20	$73
Weighted-average fair value of options granted during the period		9.43

(Shares in thousands)	Options outstanding			Options exercisable
		Weighted-average	Weighted-		Weighted-
		remaining	average		average
Range of exercise prices	Shares	contractual life	exercise price	Shares	exercise price

$25.00 to $29.99	865	2.28 yrs	$27.04	865	$27.04
$30.00 to $34.99	4,387	3.47 yrs	32.68	4,387	32.68
$35.00 to $39.99	1,868	4.65 yrs	38.45	1,868	38.45
$40.00 to $44.99	2,224	6.97 yrs	42.38	1,198	41.51
$45.00 to $49.99	1,303	8.30 yrs	45.26	443	45.26

Total	10,647	4.90 yrs	36.80	8,761	35.20

Restricted Stock Units
In January 2007, the compensation committee granted service-based and performance-based restricted stock units. The service-based restricted stock units will vest at the end of the three-year vesting period. The performance based restricted stock units granted in 2007 will vest on March 1, 2010, if certain performance targets are attained. As of September 30, 2007, management assumed for accounting purposes that performance targets used for the 2007 awards would be met, which resulted in the inclusion of costs for these awards in share-based compensation for the three and nine months ended September 30, 2007.
The fair value of the restricted stock unit awards was determined based on the fair value on the date of grant less the present value of the dividends that holders of restricted stock units will not receive on the restricted stock units during the vesting period.
Restricted stock unit awards in 2007 were:

	Service -		Performance -	Weighted -
	based	Weighted -	based	average
	nonvested	average grant-	nonvested	grant-date
(Shares in thousands)	shares	date fair value	shares	fair value

Nonvested at January 1, 2007	0	$0.00	0	$0.00
Granted	168	40.74	35	40.74
Vested	0	0.00	0	0.00
Forfeited	(5)	40.74	0	0.00

Nonvested at September 30, 2007	163	40.74	35	40.74

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2007	11

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
Segment information is summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2007	2006	2007	2006

Revenues:
Commercial lines insurance
Commercial casualty	$205	$207	$623	$613
Commercial property	125	123	373	367
Commercial auto	108	113	331	337
Workers’ compensation	94	93	280	271
Specialty packages	36	35	109	106
Surety and executive risk	25	24	73	69
Machinery and equipment	7	7	21	20

Total commercial lines insurance	600	602	1,810	1,783

Personal lines insurance
Personal auto	85	95	259	294
Homeowner	70	72	214	219
Other personal lines	22	22	65	66

Total personal lines insurance	177	189	538	579

Life insurance	35	28	103	86
Investment operations	168	144	821	1,096
Other	2	4	11	12

Total	$982	$967	$3,283	$3,556

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$28	$39	$184	$153
Personal lines insurance	(7)	(8)	8	(16)
Life insurance	(2)	0	4	2
Investment operations	154	130	778	1,056
Other	(13)	(13)	(35)	(38)

Total	$160	$148	$939	$1,157

	September 30,	December 31,
	2007	2006

Identifiable assets:
Property casualty insurance	$2,316	$2,220
Life insurance	918	886
Investment operations	13,323	13,820
Other	1,065	296

Total	$17,622	$17,222

Cincinnati Financial Corporation
12	Form 10-Q for the quarterly period ended September 30, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Factors that could cause or contribute to such differences include, but are not limited to:
•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes

•	Increased frequency and/or severity of claims

•	Inaccurate estimates or assumptions used for critical accounting estimates

•	Events or actions, including unauthorized intentional circumvention of controls, that reduce the company’s future ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002

•	Changing consumer buying habits and consolidation of independent insurance agencies that could alter our competitive advantages

•	Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:
o	Downgrade of the company’s financial strength ratings

o	Concerns that doing business with the company is too difficult or

o	Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace
•	Delays or inadequacies in the development, implementation, performance and benefits of technology projects and enhancements

•	Ability to obtain adequate reinsurance on acceptable terms, amount of reinsurance purchased, financial strength of reinsurers and the potential for non-payment or delay in payment by reinsurers

•	Increased competition that could result in a significant reduction in the company’s premium growth rate

•	Underwriting and pricing methods adopted by competitors that could allow them to identify and flexibly price risks, which could decrease our competitive advantages

•	Personal lines pricing and loss trends that lead management to conclude that this segment could not attain sustainable profitability, which could prevent the capitalization of policy acquisition costs

•	Actions of insurance departments, state attorneys general or other regulatory agencies that:
o	Restrict our ability to exit or reduce writings of unprofitable coverages or lines of business

o	Place the insurance industry under greater regulatory scrutiny or result in new statutes, rules and regulations

o	Increase our expenses

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2007	13

o	Add assessments for guaranty funds, other insurance related assessments or mandatory reinsurance arrangements; or that impair our ability to recover such assessments through future surcharges or other rate changes

o	Limit our ability to set fair, adequate and reasonable rates

o	Place us at a disadvantage in the marketplace or

o	Restrict our ability to execute our business model, including the way we compensate agents
•	Sustained decline in overall stock market values negatively affecting the company’s equity portfolio and book value; in particular a sustained decline in the market value of Fifth Third shares, a significant equity holding

•	Securities laws that could limit the manner and timing of our investment transactions

•	Recession or other economic conditions or regulatory, accounting or tax changes resulting in lower demand for insurance products

•	Events, such as the sub-prime mortgage lending crisis, that lead to a significant decline in the value of a particular security or group of securities and impairment of the asset(s)

•	Prolonged low interest rate environment or other factors that limit the company’s ability to generate growth in investment income or interest-rate fluctuations that result in declining values of fixed-maturity investments

•	Adverse outcomes from litigation or administrative proceedings

•	Investment activities or market value fluctuations that trigger restrictions applicable to the parent company under the Investment Company Act of 1940

•	Events, such as an epidemic, natural catastrophe, terrorism or construction delays, that could hamper our ability to assemble our workforce at our headquarters location
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
Introduction
Corporate Financial Highlights
Income Statement and Per Share Data

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions except share data)	2007	2006	Change %	2007	2006	Change %

Income statement data
Earned premiums	$811	$819	(1.0)	$2,447	$2,446	0.1
Investment income, net of expenses	152	144	5.8	451	425	6.0
Realized investment gains and losses (pretax)	16	0	nm	370	671	nm
Total revenues	982	967	1.5	3,283	3,556	(7.7)
Net income	124	115	7.4	669	800	(16.4)
Per share data (diluted)
Net income	0.72	0.66	9.1	3.86	4.56	(15.4)
Cash dividends declared	0.355	0.335	6.0	1.065	1.005	6.0

Weighted average shares outstanding	172,399,539	175,260,063	(1.6)	173,423,199	175,542,616	(1.2)
Revenues rose modestly for the three months ended September 30, 2007, and declined for the nine months because of lower realized investment gains. For the three and nine months ended September 30, 2007, one of the primary drivers of consolidated property casualty earned premiums and total revenues – written premiums – was at a level that caused us to further lower our full-year 2007 target for this measure. We discuss that change in Measuring Our Success in 2007 and Beyond, Page 16. Below we discuss two significant components of revenues, investment income and realized investment gains and losses.
For the three and nine months ended September 30, 2007, growth in pretax investment income reflected strong cash flow for new investments and increased dividend income from the common stock portfolio. Pretax interest income trends have been affected in recent years by the higher percentage of tax-advantaged bond purchases, such as municipal bonds, which have a lower gross yield than taxable bonds.

Cincinnati Financial Corporation
14	Form 10-Q for the quarterly period ended September 30, 2007

For the three months ended September 30, 2007, a more normalized level of gains from the disposition of certain investments led to higher realized investment gains. For the nine months ended September 30, 2007 and 2006, realized investment gains were higher than our normal level because of equity sales in the first half of each year. We discuss these sales in Investments Results of Operations, Page 31.
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
Net income per share for the three and nine months ended September 30, 2007, benefited from declines in diluted weighted average shares outstanding from the year-earlier periods. Weighted average shares outstanding may fluctuate from period to period because we regularly repurchase shares under board authorizations and we grant associates stock options on an annual basis.
During the three months ended September 30, 2007, we repurchased 1.9 million shares of our common stock at a cost of $80 million. During the nine months ended September 30, 2007, we repurchased a total of 3.4 million shares at a cost of $144 million. The fourth-quarter accelerated share repurchase agreement more than doubled year-to-date repurchases to approximately 7.4 million shares at a cost of approximately $304 million.
The board of directors is committed to steadily increasing cash dividends and periodically authorizing stock dividends and splits. Cash dividends declared per share rose 6.0 percent in the three and nine months ended September 30, 2007.
Balance Sheet Data and Performance Measures

	At September 30,	At December 31,
(Dollars in millions except share data)	2007	2006

Balance sheet data
Invested assets	$13,268	$13,759
Total assets	17,622	17,222
Short-term debt	69	49
Long-term debt	791	791
Shareholders’ equity	6,538	6,808
Book value per share	38.47	39.38
Debt-to-capital ratio	11.6%	11.0%

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Performance measures
Comprehensive income	$(149)	$455	$30	$609
Return on equity, annualized	7.4%	7.4%	13.4%	17.0%
Return on equity, annualized, based on comprehensive income	(8.9)	29.1	0.6	12.9
Invested assets were below the level at year-end 2006 primarily because of the lower market value of our equity portfolio. Total assets rose over the year-end 2006 level primarily because of the securities lending collateral asset of $768 million.
Comprehensive income is net income plus the year-over-year change in accumulated other comprehensive income. In the three months ended September 30, 2007, comprehensive income declined because net income was more than offset by lower unrealized gains in the investment portfolio. In the three months ended September 30, 2006, comprehensive income rose because of higher unrealized gains in the investment portfolio.
In the nine months ended September 30, 2007, comprehensive income rose slightly because net income more than offset lower unrealized gains in the investment portfolio. In the nine months ended September 30, 2006, comprehensive income rose because of higher net income and unrealized gains in the investment portfolio.
Return on equity was unchanged in the three months ended September 30, 2007. Return on equity was lower for the nine-month period because realized gains on investments were lower. Return on equity based on comprehensive income showed results similar to comprehensive income, as described above.
Our ratio of total debt to capital (total debt plus shareholders’ equity) rose 0.6 percentage points from year-end 2006 due to the $20 million increase in short-term borrowings and lower shareholders’ equity, which reflected lower unrealized gains in the investment portfolio.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2007	15

Property Casualty Highlights

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2007	2006	Change %	2007	2006	Change %

Property casualty highlights
Written premiums	$736	$780	(5.6)	$2,392	$2,423	(1.3)
Earned premiums	777	791	(1.8)	2,348	2,362	(0.6)
Underwriting profit	21	31	(32.7)	192	137	40.8
GAAP combined ratio	97.3%	96.1%		91.8%	94.2%
Statutory combined ratio	98.7	96.4		91.3	93.2

The trend in overall written and earned premium growth rates reflects the heightened competition as well as the competitive strategies we discussed in our 2006 Annual Report on Form 10-K, Item 1, Commercial Lines and Personal Lines Property Casualty Insurance Segments, Page 9 and Page 11.
Our consolidated property casualty insurance underwriting profit declined for the three months ended September 30, 2007. The quarter benefited from lower levels of catastrophe losses and commissions and from higher than anticipated favorable development on prior period reserves. These were offset by the effects of softer pricing, non-catastrophe weather losses and the timing differences.
Our underwriting profit rose for the nine months ended September 30, 2007, primarily because of lower catastrophe losses. Our combined ratio reflected those trends. (The combined ratio is the percentage of each premium dollar incurred for claims plus all expenses — the lower the ratio, the better the performance. An underwriting profit results when the combined ratio is under 100 percent. A combined ratio above 100 percent indicates that a carrier is paying out more in claims and expenses than it is collecting in premiums.)
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

We expect to improve service to our agencies by subdividing or creating four field territories in 2007. At September 30, 2007, we had 105 field marketing territories, up from 102 at the end of 2006 and 100 at the end of 2005. We continually study the regulatory and competitive environment in states where we could decide to actively market our property casualty products. We made our first agency appointment in eastern Washington state in the second quarter and our first agency appointment in New Mexico in the third quarter.

At September 30, 2007, our 1,084 agency relationships had 1,311 reporting agency locations marketing our insurance products, compared with 1,066 agency relationships with 1,289 reporting agency locations at year-end 2006. We also seek to increase overall premiums by expanding our agency force within our current marketing territories. We are very careful to protect the franchise for current agencies when selecting and appointing new agencies. Our objective is to appoint approximately 55 to 60 additional sales offices, or points of distribution, each year. During the first nine months of 2007, we had a net increase of 22 reporting agency locations. We made 33 new agency appointments during the period, including 16 that were new relationships. These were offset by changes in agency structures and the cancellation of nine agency relationships.

In 2007, we are making further progress in our efforts to improve service to and communication with our agencies through our expanding portfolio of software. We discuss our technology plans for 2007 in our 2006 Annual Report on Form 10-K, Item 1, Technology Solutions, Page 4. Activities and plans include:
•	Commercial Lines Technology – WinCPP® is our commercial lines premium quoting system. WinCPP is available in all of our agency locations in 32 of the 34 states in which we actively market insurance and provides quoting capabilities for nearly 100 percent of our new and renewal commercial lines business. We will introduce WinCPP in Washington and New Mexico as soon as possible. We have introduced real-time agency interface technology for WinCPP: CinciBridge™ allows automated movement of key underwriting data from an agent’s management system to WinCPP, reducing agents’ data entry and allowing seamless quoting and rating capabilities.

e-CLAS® is our commercial lines Web-based policy processing system. e-CLAS now is available in 15 states representing 71 percent of our Businessowner Policy (BOP) and Dentist’s Package Policy (DBOP) premiums, which are part of the Specialty Packages commercial line of business. We continue to roll out e-CLAS to additional states for these policy types. CinciBridge real-time agency interface technology also has been rolled out in all states using e-CLAS.

Cincinnati Financial Corporation
16	Form 10-Q for the quarterly period ended September 30, 2007

To respond to agency needs, we have begun a project to allow agencies to select direct bill as an option for policyholders. Our first step will be to make the direct bill option available for policies issued through e-CLAS. We now anticipate rolling out a test version of this capability to selected agencies by year-end 2007 with full agency roll out in early 2008. Similar direct billing capability for policies not issued through e-CLAS is anticipated by the end of 2008.

iView™ is our commercial lines policy imaging and workflow system. At September 30, 2007, 80 percent of non-workers’ compensation commercial lines policy files were administered and stored electronically in iView. We expect more than 90 percent of non-workers’ compensation commercial lines policy files to be stored in iView by year-end 2007.

o	Personal Lines Technology – Diamond, our personal lines policy processing system, now is available in 17 states representing virtually all of our personal lines premium volume. Roll out to additional states is planned for next year.

In 2006, we introduced PL-efiles, a policy imaging system, to our personal lines operations. Through September 30, 2007, we had transitioned information on current Diamond personal lines policies to PL-efiles and continue to work on imaging older policy information.

o	Claims Technology – CMS is our claims file management system used by claims associates and associates in other headquarters and field departments. Agency access to selected CMS information will be tested in the fourth quarter of 2007, with the full roll out due to be completed in early 2008.

o	Surety and Executive Risk Technology – CinciBond® is an automated system that processes license and permit surety bonds. It has been introduced to agencies in 10 states representing 803 agency reporting locations. We will roll out CinciBond to additional states beginning with Arizona and Michigan during the fourth quarter of 2007. We expect to add Judicial and Public Official bond processing in 2008.
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

We believe excess and surplus lines will contribute to our long-term objectives. Among the potential benefits, we would gain opportunities to compete for additional accounts by having more flexibility in pricing, policy terms and conditions.

In the first nine months of 2007, we completed the due diligence necessary to enter the excess and surplus lines market, meeting with business partners and regulators in various states. We have incorporated The Cincinnati Specialty Underwriters Insurance Company as a new subsidiary of The Cincinnati Insurance Company and we will capitalize Cincinnati Specialty Underwriters with up to $200 million by year-end 2007. We also have incorporated CSU Producer Resources as a subsidiary of Cincinnati Financial Corporation. CSU Producer Resources is a wholly owned brokerage subsidiary that will provide exclusive access for our independent agencies to our excess and surplus lines products. Our interdepartmental team continues to identify the excess and surplus lines and classes of business that we will target, develop underwriting guidelines and establish rate ranges for this business. The team also has selected a policy administration system and begun the process of hiring additional, experienced staff. We continue to target roll out to our independent agencies and the first contributions to premiums in 2008.

•	Achieving above-industry-average growth in property casualty statutory net written premiums and maintaining industry-leading profitability by leveraging our regional franchise and proven agency-centered business strategy – Considering market conditions and results for the first nine months of 2007, we are revising our full-year 2007 property casualty growth and profitability targets.

Written premiums – We now believe we may see slightly lower full-year net written premiums, in line with the 1.3 percent decline in this measure for the nine months ended September 30, 2007. At mid-year, we had estimated full-year premiums would be in the same range as last year’s $3.178 billion.

Our property casualty operations received administrative subpoenas from the Florida Office of Insurance Regulation on August 24, 2007. The subpoenas requested documents and testimony at a public hearing about our reinsurance programs, and our relationships with trade associations, rating agencies and risk modeling firms. Although our September 20, 2007, petition to modify the scope of the subpoenas was denied, the Office separately clarified the scope of the subpoenas and we produced responsive documents. The Office also cancelled the public hearing regarding the subpoenas originally planned for October 18, 2007. A new date for the hearing has not been set.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2007	17

We share the Office’s goal to make homeowners insurance available and affordable to the citizens of Florida, and we respect their right – their duty – to investigate activities that might be contrary to their regulations supporting that goal. The subpoenas add uncertainty to the insurance-related legislative and regulatory developments that have occurred in Florida this year. Over the past year, we have not sought new policyholder relationships from our Florida agencies. This status, which extends to most of our lines of property casualty insurance, may have slowed our growth rate in Florida this year. By excluding wind coverage from policies located within the Florida wind pool area, we have been able to reduce our exposure to hurricane catastrophe losses for those risks located closest to the coast, in accordance with Florida rules and regulations. We hope the Florida insurance environment will improve so that we may resume writing all lines of new business through our Florida agencies.

In early 2007, A.M. Best projected that overall industry net written premiums would be flat in 2007. Premiums for the commercial lines sector were expected to decline 1.0 percent in 2007; the personal lines sector was expected to grow 1.2 percent and the reinsurance sector was expected to grow 18.6 percent. They later estimated that overall industry premiums declined an estimated 0.7 percent in the first six months of 2007. For that period, they estimated that premiums for the commercial lines sector declined an estimated 1.8 percent and that premiums for the personal lines sector rose an estimated 0.7 percent.

Combined ratio – We now believe that the full-year 2007 combined ratio could be at or below 94 percent on either a GAAP or statutory basis, improved from our previous estimate of a combined ratio at or below 95 percent. This is the second time we have improved our view for this measure this year. The GAAP combined ratio was 91.8 percent in the first nine months of 2007 and 94.3 percent for full-year 2006. Our revised target reflects several assumptions:
o	Catastrophe loss contribution lower than previously anticipated. This should help offset the expected deterioration in the underlying loss ratio due to softer pricing and loss cost inflation. We previously had anticipated catastrophe losses would contribute up to 4.5 percentage points to the combined ratio.

o	Savings from favorable reserve development contributing more than 2 percentage points to the full-year combined ratio. Savings from favorable development on prior period reserves averaged about 2 percentage points between 2000 and 2003. Between 2004 and 2006, the average rose to approximately 5 percentage points.

o	Underwriting expense contribution as we continue to invest in people and technology. We now believe the consolidated property casualty 2007 underwriting expense ratio could be approximately 31 percent, slightly below our previous estimate.
In early 2007, A.M. Best projected the industry average 2007 combined ratio would be 96.8 percent. They later estimated that for the second-quarter, the commercial lines sector combined ratio was 91.9 percent, the personal lines sector ratio was 94.6 percent and the reinsurance sector ratio was 89.5 percent.

•	Pursuing a total return investment strategy that generates both strong investment income growth and capital appreciation – We continue to estimate that 2007 pretax investment income growth will be approximately 6 percent.

We do not establish annual capital appreciation targets. Over the long term, our target is to have the equity portfolio outperform the Standard & Poor’s 500 Index, a common benchmark of market performance. In the first nine months of 2007, our equity portfolio’s total return was a negative 5.0 percent compared with a 9.1 percent return for the Index. Over the five years ended September 30, 2007, our compound annual equity portfolio return was 2.7 percent compared with 15.5 percent for the Index. Our equity portfolio performance reflected the decline in the market value of our holdings of Fifth Third common stock, which generated a negative annualized return of 8.3 percent for the five-year period ended September 30, 2007.

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

The board of directors is committed to steadily increasing cash dividends, periodically authorizing stock dividends and splits and authorizing share repurchases. In February 2007, the board increased the indicated annual cash dividend rate 6.0 percent, marking the 47th consecutive year of increases in our indicated dividend rate. We believe our record of dividend increases is matched by only 11 other publicly traded corporations.

Over the long term, we seek to increase earnings per share, book value and dividends at a rate that would allow total return to our shareholders to exceed that of the Standard & Poor’s Composite 1500 Property

Cincinnati Financial Corporation
18	Form 10-Q for the quarterly period ended September 30, 2007

Casualty Insurance Index. Over the 2002 to 2006 period, our total return to shareholders of 49.4 percent was below the 71.4 percent return for that Index.

•	Maintaining financial strength by keeping the ratio of debt to capital below 15 percent and purchasing reinsurance to provide investment flexibility - A $20 million increase in our short-term borrowings and the decline in shareholders’ equity resulted in an increase in our debt-to-capital ratio to 11.6 percent at September 30, 2007. Based on our present capital requirements, we do not anticipate a material increase in debt levels during 2007. As a result, we believe our debt-to-capital ratio will remain approximately 12 percent through the remainder of the year. We discuss our outstanding debt in Capital Resources, Page 34.

We expect our 2007 reinsurance premiums to be approximately $22 million higher than in 2006. We provide more detail on our reinsurance programs in our 2006 Annual Report on Form 10-K, Item 7, 2007 Reinsurance Programs, Page 69. For the first nine months of 2007, the increase in premiums we are paying for reinsurance lowered the consolidated property casualty written premium growth rate by approximately 0.5 percentage points.

Our property casualty and life operations are awarded insurer financial strength ratings. These ratings assess an insurer’s ability to meet its financial obligations to policyholders and do not necessarily address matters that may be important to shareholders.

As of November 1, 2007, our financial strength ratings were unchanged from those reported in our 2006 Annual Report on Form 10-K.

Parent
	Company	Property Casualty Insurance			Life Insurance
	Senior Debt	Subsidiaries Financial			Subsidiary Financial
	Rating	Strength Ratings			Strength Ratings			Outlook

				Rating Tier			Rating Tier
A. M. Best Co.	aa-	A++	Superior	1 of 16	A+	Superior	2 of 16	Stable
Fitch Ratings	A+	AA	Very Strong	4 of 21	AA	Very Strong	4 of 21	Stable
Moody’s Investors Services	A2	Aa3	Excellent	4 of 12	na	na	na	Stable
Standard & Poor’s Ratings Services	A	AA-	Very Strong	4 of 21	AA-	Very Strong	4 of 21	Stable
Two ratings organizations affirmed the company’s ratings since our Quarterly Report on Form 10-Q for the period ended June 30, 2007:
o	On September 18, 2007, Moody’s Investors Service affirmed its Aa3 insurance financial strength ratings of The Cincinnati Insurance Company and its property casualty operating subsidiaries. The rating outlook is stable.

o	On October 8, 2007, Fitch Ratings affirmed its AA (Very Strong) insurer financial strength ratings for The Cincinnati Insurance Company and its operating subsidiaries. The rating outlook is stable.
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

Statutory surplus for our property casualty insurance subsidiary was $4.782 billion at September 30, 2007, compared with $4.750 billion at December 31, 2006. The ratio of the property casualty subsidiary’s common stock to statutory surplus was 89.6 percent at September 30, 2007, compared with 96.7 percent at year-end. Life statutory surplus was $485 million at September 30, 2007, compared with $479 million at December 31, 2006. The ratio of the life insurance subsidiary’s common stock to statutory adjusted capital and surplus was 76.2 percent at September 30, 2007, compared with 88.8 percent at year-end.
Factors supporting our outlook for 2007 are discussed below in the Results of Operations for each of the four business segments.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2007	19

Results of Operations
The consolidated results of operations reflect the operating results of each of our four segments along with the parent company and other non-insurance activities. The four segments are:
•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Life insurance

•	Investments operations
See Item 1, Note 7 of the Condensed Consolidated Financial Statements, Page 7, for discussion of the calculations of segment data. The following sections review results of operations for each of the four segments.
Consolidated Property Casualty Insurance Results of Operations

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2007	2006	Change %	2007	2006	Change %

Written premiums	$736	$780	(5.6)	$2,392	$2,423	(1.3)

Earned premiums	$777	$791	(1.8)	$2,348	$2,362	(0.6)

Loss and loss expenses excluding catastrophes	511	489	4.5	1,409	1,375	2.5
Catastrophe loss and loss expenses	13	27	(51.9)	28	130	(78.7)
Commission expenses	127	147	(13.3)	440	452	(2.8)
Underwriting expenses	102	94	8.0	270	256	5.5
Policyholder dividends	3	3	(2.8)	9	12	(23.4)

Underwriting profit	$21	$31	(32.7)	$192	$137	40.8

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	65.7%	61.7%		60.0%	58.3%
Catastrophe loss and loss expenses	1.7	3.5		1.2	5.5

Loss and loss expenses	67.4	65.2		61.2	63.8
Commission expenses	16.5	18.7		18.7	19.1
Underwriting expenses	13.0	11.8		11.5	10.8
Policyholder dividends	0.4	0.4		0.4	0.5

Combined ratio	97.3%	96.1%		91.8%	94.2%

In addition to the factors discussed in our 2006 Annual Report on Form 10-K, Item 7, Commercial Lines and Personal Lines Insurance Results of Operations, Page 42 and Page 49, growth and profitability for the property casualty insurance operations were affected by:
•	Market conditions continued to grow more competitive. For more than a year, we have been receiving reports from agents of ever more competitive commercial and personal lines marketplaces. In the third quarter, these reports rose to a higher frequency and pitch. This increased competition coincided with economic pressures in some regions, which also reduced premiums by affecting our policyholders’ revenues and payrolls.

•	New business written directly by agencies was $82 million in the three months ended September 30, 2007, compared with $98 million in the year-ago period. New business written directly by agencies was $244 million in the nine months ended September 30, 2007, compared with $268 million in the year-ago period. New business levels reflected market conditions for commercial and personal lines as well as the advantages of our agency relationship strategy and changes made to our personal lines pricing in mid-2006.

•	Savings from favorable development on prior period reserves improved the combined ratio by a total of 6.4 percentage points in the three months ended September 30, 2007, and 5.4 percentage points in the nine-month period, including 0.9 percentage points from $20 million of savings from favorable development on prior period catastrophe loss reserves. In the three and nine months ended September 30, 2006, savings from favorable reserve development improved the combined ratio by 4.9 and 1.5 percentage points.

•	Catastrophe losses contributed 1.7 percentage points to the combined ratio in the three months ended September 30, 2007, compared with 3.5 points in the comparable 2006 period. Catastrophe losses contributed 1.2 percentage points in the nine months ended September 30, 2007, compared with 5.5 points a year ago. In the first nine months of 2007, we incurred $48 million of pretax catastrophe

Cincinnati Financial Corporation
20	Form 10-Q for the quarterly period ended September 30, 2007

losses caused by 12 weather events during the period, mitigated by $20 million of reduced catastrophe loss estimates for prior years, in particular an October 2006 hail storm.
The following table shows catastrophe losses incurred, net of reinsurance, for these periods as well as the effect of development on prior period catastrophes.

(In millions)			Three months ended Sept 30,			Nine months ended Sept 30,
			Commercial	Personal		Commercial	Personal
Dates	Cause of loss	Region	lines	lines	Total	lines	lines	Total

2007
Jan. 12-15	Wind, hail, ice, snow	Midwest	$0	$0	$0	$3	$0	$3
Feb. 14-15	Wind, hail, ice, snow	Mid-Atlantic	(1)	0	(1)	1	1	2
Feb. 23-25	Wind, hail, ice, snow	Midwest	0	0	0	3	0	3
Mar. 1-2	Wind, hail, flood	South	(1)	1	0	5	2	7
Apr. 13-16	Wind, hail, flood	Northeast	0	(1)	(1)	2	1	3
May 4-8	Wind, hail, flood	Midwest	0	0	0	3	0	3
May 21-24	Wind, hail, flood	Midwest, South	0	1	1	1	1	2
Jun. 7-9	Wind, hail, flood	Midwest	2	1	3	4	4	8
Jun. 20-22	Wind, hail	Midwest	1	(1)	0	1	2	3
Aug. 13-14	Wind, hail, flood	Midwest	1	2	3	1	2	3
Aug. 23-24	Wind, hail, flood	Midwest	3	1	4	3	1	4
Sep 20-21	Wind, hail, flood	Midwest	1	6	7	1	6	7
Development on 2006 and prior catastrophes			(5)	2	(3)	(11)	(9)	(20)

Calendar year incurred total			$1	$12	$13	$17	$11	$28

2006
Mar. 11-13	Wind, hail	Midwest, Mid-Atlantic	$3	$(2)	$1	$30	$8	$38
Apr. 2-3	Wind, hail	Midwest, South	0	(1)	(1)	13	5	18
Apr. 6-8	Wind, hail, tornados	Midwest, South	4	7	11	14	24	38
Apr. 13-15	Wind, hail, tornados	Midwest	(1)	0	(1)	4	6	10
Apr. 23-25	Wind, hail	Midwest, South	0	0	0	2	1	3
Jun. 18-22	Wind, hail, flood	Midwest	(1)	0	(1)	3	2	5
Jun. 25-28	Wind, flood	Northeast	0	0	0	2	0	2
Jul 17-19	Wind, hail, flood	Northeast	1	0	1	1	0	1
Jul 19-21	Wind, hail, flood	Midwest	4	2	6	4	2	6
Jul. 27-28	Wind, flood	Midwest	1	0	1	1	0	1
Aug. 23-25	Wind, hail, flood	Midwest	4	4	8	4	4	8
Aug 29-Sep. 3	Wind, flood	Midwest, South	1	0	1	1	0	1
Sep. 22-23	Wind, hail, flood	Midwest, South	1	2	3	1	2	3
Development on 2005 and prior catastrophes			(3)	1	(2)	(3)	(1)	(4)

Calendar year incurred total			$14	$13	$27	$77	$53	$130

The discussions of property casualty insurance segments provide additional detail regarding these factors.
Commercial Lines Insurance Results of Operations
Overview
Performance highlights for the commercial lines segment include:
•	Premiums – Our commercial lines written premiums declined 6.4 percent in the three months ended September 30, 2007. Competition in our markets continued to intensify, and we view this as the most significant factor in the change in total commercial lines premiums and new business levels. In this environment, we have been careful to maintain our underwriting discipline and are comfortable with overall premium trends. Written premiums for the nine-month period matched last year’s level.

Primarily because of the heightened competition, new commercial lines business written directly by agencies declined 18.3 percent for the three months ended September 30, 2007, to $72 million from a record $89 million. New business declined 11.8 percent for the nine months ended September 30, 2007, to $216 million from a record $244 million.

Other factors in the year-over-year comparisons include the economic slowdown in many regions, timing differences and higher reinsurance premiums. For commercial accounts, we calculate general liability premiums based on sales or payroll volumes while we calculate workers’ compensation premiums based on payroll volumes. A change in these measures generally indicates a change in the business’s exposure to risk. Accordingly, when external factors, such as the housing market slowdown, cause demand for our policyholders’ business services to rise or fall, our premiums may fluctuate in line with these sales or payroll volume changes.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2007	21

Early in 2007, A.M. Best estimated that industry commercial lines net written premiums would be flat in 2007 after rising approximately 1.0 percent in 2006. They later estimated that industry commercial lines net written premiums declined 1.8 percent in the first six months of 2007.

•	Combined ratio – Our commercial lines combined ratio rose in the three months ended September 30, 2007, largely because of the increase in the loss and loss expense ratio excluding catastrophe losses and higher underwriting expenses. Offsetting those increases were lower catastrophe losses, higher savings from favorable development on prior period reserves and lower commission expenses. The ratio improved for the nine-month period, primarily because of a significantly lower level of catastrophe losses.

We continue to focus on sound underwriting fundamentals and seek to obtain adequate premiums per policy. On an ongoing basis, we monitor loss patterns and structure our products and our pricing accordingly. We discuss large losses and other factors affecting the combined ratio beginning on Page 23. We discuss reserve development for commercial lines of business below.

Our commercial lines statutory combined ratio was 97.3 percent and 89.2 percent in the three and nine months ended September 30, 2007, compared with 94.1 percent and 90.3 percent in the comparable 2006 periods. Beginning in 2007, we are including stock option expense in the calculation of statutory income. Early in 2007, A.M. Best estimated the industry commercial lines combined ratio would be approximately 98 percent in 2007, rising from approximately 94.3 percent in 2006. They later estimated the industry commercial lines combined ratio was 91.9 percent in the first six months of 2007.
Commercial Lines Results

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Change %	2007	2006	Change %
Written premiums	$544	$582	(6.4)	$1,851	$1,853	(0.1)

Earned premiums	$600	$602	(0.3)	$1,810	$1,783	1.5

Loss and loss expenses excluding catastrophes	395	363	9.0	1,068	1,020	4.7
Catastrophe loss and loss expenses	1	14	(93.5)	17	77	(78.4)
Commission expenses	94	109	(13.4)	330	331	(0.5)
Underwriting expenses	79	74	7.2	202	190	6.3
Policyholder dividends	3	3	(2.8)	9	12	(23.4)

Underwriting profit	$28	$39	(29.8)	$184	$153	20.8

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	65.8%	60.2%		59.0%	57.3%
Catastrophe loss and loss expenses	0.2	2.3		0.9	4.3

Loss and loss expenses	66.0	62.5		59.9	61.6
Commission expenses	15.8	18.2		18.3	18.6
Underwriting expenses	13.1	12.2		11.1	10.6
Policyholder dividends	0.5	0.5		0.5	0.6

Combined ratio	95.4%	93.4%		89.8%	91.4%

Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. The change in the loss and loss expense ratio in the three and nine months ended September 30, 2007, was due to:
•	Catastrophe losses – Catastrophe losses contributed 0.2 and 0.9 percentage points to the commercial lines loss and loss expense ratio in the three and nine months ended September 30, 2007, compared with 2.3 and 4.3 points in the comparable three and nine months of 2006. See Page 21 for details on catastrophe losses for the first nine months of 2007 and 2006.

While catastrophe losses were significantly lower than anticipated, we did have an unusual level of non-catastrophe weather losses. Losses from wind, hail and flood outside of catastrophe events were $22 million, contributing about 3.7 percentage points to the combined ratio, in the three months ended September 30, 2007, compared with $6 million, or about 1.0 points, in the three months ended September 30, 2006. Three of these non-catastrophe weather claims resulted in $11 million of unusually large commercial property losses. One of these losses related to a tornado in North Dakota and two related to flooding in northern Ohio. In each case, industrywide damage appears to have been just shy of the level for official designation of a catastrophe event. Non-catastrophe weather-related losses were $53 million and $41 million in the nine months ended September 30, 2007 and 2006.

•	Loss reserve development – Savings from favorable development on prior period reserves reduced the loss and loss expense ratio by 7.1 and 5.6 percentage points in the three and nine months ended September 30, 2007, including 0.7 and 0.6 points respectively from favorable development on prior

Cincinnati Financial Corporation
22	Form 10-Q for the quarterly period ended September 30, 2007

period catastrophe loss reserves. In the comparable three and nine months of 2006, savings reduced the ratio by 5.7 and 2.0 percentage points, respectively.

•	Market conditions – During the third quarter of 2007, agents again reported that pricing pressure continued to increase on renewal business and that new business pricing was requiring more flexibility and more careful risk selection. We continued to use credits more frequently than we did in 2006 to retain renewals of quality business and earn new business. Our experience remains that the larger the account, the higher the credits, with variations by geographic region and class of business. Our field marketing representatives continue to report pricing down about 15 percent to 20 percent on average to write the same piece of new business we would have quoted a year ago. By comparison, 10 percent to 15 percent premiums declines are not uncommon for renewal business.

•	Large losses – We continue to monitor new losses and case reserve increases greater than $250,000, for trends in factors such as initial reserve levels, loss cost inflation and settlement expenses. These losses and case reserve increases rose to a record level in the three months ended September 30, 2007, because of unusually high losses greater than $1 million. Approximately half of the increase in losses greater than $1 million was due to the non-catastrophe weather-related losses discussed above. The remainder largely was due to a higher the number of larger commercial auto and general liability losses greater than $1 million. That increase was offset by a lower number of workers’ compensation losses greater than $1 million. The increase in the nine-month large loss measures was primarily due to the increase in third-quarter 2007 losses greater than $1 million.

Our analysis continues to indicate no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory.
Commercial Lines Losses by Size

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2007	2006	Change %	2007	2006	Change %

Losses $1 million or more	$72	$51	41.4	$153	$121	26.6
Losses $250 thousand to $1 million	37	36	1.9	108	104	4.6
Development and case reserve increases of $250,000 or more	45	46	(0.6)	141	135	4.1
Other losses excluding catastrophes	164	163	0.2	441	464	(5.0)

Total losses incurred excluding catastrophe losses	318	296	7.4	843	824	2.4
Catastrophe losses	1	14	(93.5)	17	77	(78.4)

Total losses incurred	$319	$310	2.8	$860	$901	(4.6)

Ratios as a percent of earned premiums:
Losses $1 million or more	12.0%	8.5%		8.4%	6.8%
Losses $250 thousand to $1 million	6.2	6.1		6.0	5.8
Development and case reserve increases of $250,000 or more	7.6	7.5		7.8	7.6
Other losses excluding catastrophes	27.2	27.1		24.4	26.0

Loss ratio excluding catastrophe losses	53.0	49.2		46.6	46.2
Catastrophe losses	0.2	2.3		0.9	4.3

Total loss ratio	53.2%	51.5%		47.5%	50.5%

Commission Expenses
Commercial lines commission expenses as a percent of earned premiums declined in the three and nine months ended September 30, 2007, due to lower contingent commissions compared with the year-ago periods. Profit-sharing, or contingent, commissions are calculated on the profitability of an agency’s aggregate book of business, taking into account longer-term profit, with a percentage for prompt payment of premiums and other criteria, and reward the agency’s efforts. These profit-based commissions generally fluctuate with our loss and loss expenses.
Underwriting Expenses
Non-commission underwriting and policyholder dividend expenses grew for the three and nine months ended September 30, 2007, largely because of the timing of state assessments. The decline in written premiums also caused unfavorable year-over-year comparisons of deferred acquisition costs.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2007	23

Line of Business Analysis
Approximately 95 percent of our commercial lines premiums relate to accounts with coverages from more than one of our business lines. As a result, we believe that our commercial lines experience is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for our business lines:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2007	2006	Change %	2007	2006	Change %

Commercial casualty:
Written premiums	$179	$196	(9.1)	$641	$634	1.1
Earned premiums	205	207	(1.0)	623	613	1.8
Loss and loss expenses incurred	131	103	27.5	358	311	14.8
Loss and loss expense ratio	63.7%	49.4%		57.4%	50.8%
Loss and loss expense ratio excluding catastrophes	63.7	49.4		57.4	50.8
Commercial property:
Written premiums	$120	$126	(4.1)	$383	$381	0.6
Earned premiums	125	123	1.5	373	367	1.5
Loss and loss expenses incurred	77	68	13.7	200	224	(10.7)
Loss and loss expense ratio	61.5%	54.9%		53.7%	61.0%
Loss and loss expense ratio excluding catastrophes	62.9	45.0		50.8	44.9
Commercial auto:
Written premiums	$92	$105	(12.0)	$329	$345	(4.7)
Earned premiums	108	113	(4.7)	331	337	(2.0)
Loss and loss expenses incurred	72	82	(12.4)	213	211	1.1
Loss and loss expense ratio	66.9%	72.8%		64.5%	62.5%
Loss and loss expense ratio excluding catastrophes	66.5	73.3		64.4	61.5
Workers’ compensation:
Written premiums	$84	$85	(1.8)	$289	$288	0.4
Earned premiums	94	93	0.8	280	271	3.4
Loss and loss expenses incurred	77	84	(8.5)	210	228	(7.7)
Loss and loss expense ratio	82.0%	90.3%		75.0%	84.1%
Loss and loss expense ratio excluding catastrophes	82.0	90.3		75.0	84.1
Specialty packages:
Written premiums	$34	$35	(3.2)	$111	$109	1.6
Earned premiums	36	35	3.7	109	106	3.3
Loss and loss expenses incurred	28	26	7.3	71	78	(8.2)
Loss and loss expense ratio	76.7%	74.2%		65.3%	73.5%
Loss and loss expense ratio excluding catastrophes	70.5	67.1		60.1	60.2
Surety and executive risk:
Written premiums	$28	$28	(0.2)	$76	$74	2.8
Earned premiums	25	24	5.3	73	69	5.5
Loss and loss expenses incurred	9	11	(18.7)	27	38	(30.4)
Loss and loss expense ratio	36.5%	47.3%		36.7%	55.6%
Loss and loss expense ratio excluding catastrophes	36.5	47.3		36.7	55.6
Machinery and equipment:
Written premiums	$7	$7	15.9	$22	$22	1.9
Earned premiums	7	7	4.0	21	20	3.3
Loss and loss expenses incurred	2	3	(20.2)	6	7	(17.4)
Loss and loss expense ratio	34.7%	45.2%		27.8%	34.8%
Loss and loss expense ratio excluding catastrophes	33.4	43.1		27.9	34.0
Over the past several years, results for the business lines within the commercial lines segment have reflected our emphasis on underwriting and obtaining adequate pricing for covered risks, as discussed above.
Commercial Casualty
Commercial casualty written premiums declined in the three months ended September 30, 2007, but rose for the nine-month period. Casualty pricing continued to become more competitive. In addition, premiums often are predicated on policyholder payrolls and sales, which may be adversely affected by broader economic changes.
The commercial casualty loss and loss expense ratio rose in the three- and nine-month periods. Influences on loss experience included savings from favorable reserve development offset by pricing decreases and loss cost inflation. While the increase in the ratio exceeded our expectations, it remained within the range we consider appropriate in light of the characteristic volatility of this line of business.
Commercial Property
Commercial property written premiums declined in the three months ended September 30, 2007, but rose for the nine-month period. Commercial property results reflect the competitive pricing environment in non-coastal

Cincinnati Financial Corporation
24	Form 10-Q for the quarterly period ended September 30, 2007

markets. We continue to work to ensure we receive adequate premiums for insured risks. This ongoing effort helps offset more competitive market conditions.
The commercial property loss and loss expense ratio rose in the three- and nine-month periods due to pricing decreases, normal loss cost inflation and higher non-catastrophe weather-related losses. Generally, the loss and loss expense ratio continued to outperform our expectations, though by a smaller margin than in the first half of 2007.
Commercial Auto
Commercial auto written premiums declined for the three and nine months ended September 30, 2007, partially due to lower pricing on new and renewal business. Commercial auto is one of the business lines that we renew and price annually, so market trends may be reflected here more quickly than in other lines. Commercial auto also is generally one of the larger components of the typical package.
The commercial auto loss and loss expense ratio improved in the three-month period, but rose for the nine months. In addition to the pricing decreases, normal loss cost inflation also contributed to the rise in the loss and loss expense ratio and to the increase in large losses first observed in mid-2006. New losses greater than $1 million contributed $60 million to loss and loss expenses in the in the nine months ended September 30, 2007, up from $42 million in the comparable 2006 period.
Workers’ Compensation
Workers’ compensation written premiums declined slightly in the three months ended September 30, 2007, but rose slightly for the nine-month period.
We pay a lower commission rate on workers’ compensation business, which means this line has a higher loss and loss expense breakeven ratio than our other commercial business lines. The workers’ compensation loss and loss expense ratio improved in the three- and nine-month periods, benefiting from savings from favorable development on prior period reserves. Since mid-2006, we have established higher initial reserves for newly reported workers’ compensation claims to reflect our best estimate of ultimate future payouts in light of medical cost and other trends in this market segment.
Specialty Packages
Specialty packages written premiums declined in the three months ended September 30, 2007, but rose for the nine-month period. The rollout we have begun of e-CLAS, our commercial lines policy processing system, should help us meet changing agency needs and address pricing, technology and service systems other carriers have introduced for similar products in recent years. The specialty packages loss and loss expense ratio rose for the three-month period but improved for the nine-month period, primarily due to lower catastrophe losses.
Surety and Executive Risk
Surety and executive risk written premiums declined in the three months ended September 30, 2007, but rose for the nine-month period, while the loss and loss expense ratio improved substantially for both periods. The 2006 periods included several large executive risk losses and reserve increases.
Machinery and Equipment
Machinery and equipment written premiums were unchanged for the three and nine months ended September 30, 2007, while the loss and loss expense ratio improved for both periods.
Commercial Lines Insurance Outlook
We anticipate that commercial lines pricing trends observed in the first nine months of 2007 will persist through year-end 2007 and into 2008.
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
We believe our approach should allow us to continue to underwrite commercial lines business profitably in 2007 although we anticipate increases in the commercial lines combined ratio as ongoing soft market conditions lead to lower premium per exposure. In addition, we do not believe favorable reserve development will continue to contribute to underwriting profits to the extent seen over the past three and a half years. Further, underwriting expenses are rising. We discuss our overall outlook for our property casualty insurance operations in Measuring Our Success in 2007 and Beyond, Page 16.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2007	25

Personal Lines Insurance Results Of Operations
Overview
Performance highlights for the personal lines segment include:
•	Premiums — Personal lines written premiums declined in the three and nine months ended September 30, 2007. Policyholder retention and new business levels remained at higher levels following our July 2006 introduction of a limited program of policy credits for personal auto and homeowner pricing in most of the states in which our Diamond system is in use. These credits incorporate insurance scores and are intended to improve our ability to compete for our agents’ highest quality personal lines accounts, increasing the opportunity for our agents to market the advantages of our personal lines products and services to their clients. The credits lowered premiums for eligible new and renewal policyholders. Year-over-year premium comparisons also reflect our payment of higher reinsurance premiums.

Policyholder retention has exceeded 90 percent for both personal auto and homeowner for the past four quarters. During the first three quarters of 2006, retention rates were below 90 percent.

Personal lines new business premiums written directly by our agencies increased 7.0 percent to $10 million in the three months ended September 30, 2007, from $9 million in the year-ago period and increased 18.6 percent to $28 million in the first nine months of 2007 from $24 million in the comparable 2006 period. New business premiums have risen for five consecutive quarters after declining for the 14 prior quarters.

The effect of higher reinsurance premiums is seen in the lower rate of decline in agency direct written premiums, which are written premiums before reinsurance. Agency direct written premiums declined 3.7 percent in the first nine months of 2007 compared with the year-ago period.

Early in 2007, A.M. Best estimated that industry personal lines net written premiums would rise approximately 1.2 percent in 2007 after rising approximately 2 percent in 2006. They later estimated industry personal lines net written premiums rose 0.7 percent in the first six months of 2007.

•	Combined ratio — The combined ratio improvement for the three- and nine-month periods was due to the lower level of catastrophe losses in 2007. For the nine-month period, the benefit of the lower level of catastrophe losses was offset by an increase in the loss and loss expense ratio excluding catastrophe losses. Both periods experienced a higher level of non-commission expenses in 2007.

Our personal lines statutory combined ratio was 103.6 percent and 98.3 percent in the three and nine months ended September 30, 2007, versus 104.0 percent and 102.3 percent in the comparable 2006 periods. Beginning in 2007, we are including stock option expense in the calculation of statutory income. Early in 2007, A.M. Best estimated the industry personal lines combined ratio would be approximately 95.4 percent in 2007, rising from approximately 92 percent in 2006. They later estimated that the industry personal lines combined ratio was 94.6 percent in the first six months of 2007.
Personal Lines Results

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2007	2006	Change%	2007	2006	Change%

Written premiums	$192	$198	(3.1)	$541	$570	(5.1)

Earned premiums	$177	$189	(6.6)	$538	$579	(7.1)

Loss and loss expenses excluding catastrophes	116	126	(8.2)	341	355	(4.0)
Catastrophe loss and loss expenses	12	13	(7.7)	11	53	(79.0)
Commission expenses	33	38	(13.1)	110	121	(9.1)
Underwriting expenses	23	20	11.0	68	66	3.4

Underwriting profit (loss)	$(7)	$(8)	19.1	$8	$(16)	148.2

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	65.4%	66.6%		63.3%	61.3%
Catastrophe loss and loss expenses	7.0	7.1		2.1	9.2

Loss and loss expenses	72.4	73.7		65.4%	70.5
Commission expenses	18.7	20.1		20.4	20.8
Underwriting expenses	12.7	10.6		12.8	11.5

Combined ratio	103.8%	104.4%		98.6%	102.8%

Cincinnati Financial Corporation
26	Form 10-Q for the quarterly period ended September 30, 2007

Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. The change in the loss and loss expense ratio in the three and nine months ended September 30, 2007, was due to:
•	Market conditions — Lower pricing led to lower earned premiums, which was a significant factor in the change in the loss and loss expense ratio excluding catastrophe losses.

•	Catastrophe losses — Catastrophe losses contributed 7.0 percentage points to the personal lines loss and loss expense ratio in the three months ended September 30, 2007, compared with 7.1 percentage points in the same three months of 2006. Catastrophe losses contributed 2.1 percentage points to the ratio in the first nine months of 2007 compared with 9.2 percentage points in the first nine months of 2006. See Page 21 for details on catastrophe losses for the first nine months of 2007 and 2006.

•	Loss reserve development — Savings from favorable development on prior period reserves reduced the ratio by 4.0 percentage points in the three months ended September 30, 2007, including 1.1 points due to unfavorable development on prior period catastrophe loss reserves. Savings reduced the ratio by 4.6 percentage points in the nine months ended September 30, 2007, including 1.8 points due to savings from favorable development on prior period catastrophe loss reserves. Savings from favorable development on prior period reserves lowered the ratio by 2.7 and 0.2 percentage points in the three and nine months ended September 30, 2006. Savings in the noted periods largely related to favorable development on losses in the other personal business line.

•	Large losses — We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and settlement expenses. In the three months ended September 30, 2007, these losses were below the year-ago level. In total, personal lines new losses and reserve increases greater than $250,000 were 13.3 percent and 11.7 percent of earned premiums in the three and nine months ended September 30, 2007, compared with 13.5 percent and 11.4 percent in the three and nine months ended September 30, 2006.

Our analysis continues to indicate no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory.
Personal Lines Losses by Size

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2007	2006	Change%	2007	2006	Change%

Losses $1 million or more	$8	$9	(10.7)	$21	$19	11.5
Losses $250 thousand to $1 million	10	12	(17.9)	31	31	0.9
Development and case reserve increases of $250,000 or more	5	4	20.9	12	16	(28.8)
Other losses excluding catastrophes	78	85	(8.4)	232	242	(4.1)

Total losses incurred excluding catastrophe losses	101	110	(8.6)	296	308	(3.9)
Catastrophe losses	12	13	(7.7)	11	53	(79.0)

Total losses incurred	$113	$123	(8.5)	$307	$361	(15.0)

Ratios as a percent of earned premiums:
Losses $1 million or more	4.8%	5.0%		3.8%	3.2%
Losses $250 thousand to $1 million	5.7	6.4		5.8	5.4
Development and case reserve increases of $250,000 or more	2.8	2.1		2.1	2.8
Other losses excluding catastrophes	43.5	44.5		43.3	41.8

Loss ratio excluding catastrophe losses	56.8	58.0		55.0	53.2
Catastrophe losses	7.0	7.1		2.1	9.2

Total loss ratio	63.8%	65.1%		57.1%	62.4%

Commission Expenses
Personal lines commission expenses as a percent of earned premiums declined in the three and nine months ended September 30, 2007, due to lower contingent commissions compared with the year-ago periods. Profit-sharing, or contingent, commissions are calculated on the profitability of an agency’s aggregate book of business, taking into account longer-term profit, with a percentage for prompt payment of premiums and other criteria, and reward the agency’s efforts. These profit-based commissions generally fluctuate with our loss and loss expenses.
Underwriting Expenses
Non-commission underwriting expenses rose 2.1 and 1.3 percentage points in the three and nine months ended September 30, 2007. The increase was primarily due to the lower earned premiums, the normal fluctuations in operating expenses and the timing of state assessments.

Cincinnati Financial Corporation Form 10-Q for the quarterly period ended September 30, 2007	27

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

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2007	2006	Change%	2007	2006	Change%

Personal auto:
Written premiums	$92	$96	(3.8)	$256	$279	(8.3)
Earned premiums	85	95	(10.8)	259	294	(11.9)
Loss and loss expenses incurred	57	57	(0.3)	174	183	(4.6)
Loss and loss expense ratio	67.7%	60.6%		67.3%	62.2%
Loss and loss expense ratio excluding catastrophes	67.0	59.2		67.9	60.2
Homeowner:
Written premiums	$77	$79	(3.5)	$218	$224	(2.6)
Earned premiums	70	72	(3.1)	214	219	(2.3)
Loss and loss expenses incurred	58	68	(14.7)	142	183	(22.4)
Loss and loss expense ratio	82.7%	93.9%		66.5%	83.7%
Loss and loss expense ratio excluding catastrophes	67.1	78.9		61.1	63.9
Other personal:
Written premiums	$23	$23	1.2	$67	$67	0.2
Earned premiums	22	22	(0.2)	65	66	(1.8)
Loss and loss expenses incurred	13	14	(8.7)	36	42	(15.9)
Loss and loss expense ratio	57.9%	63.3%		54.7%	63.9%
Loss and loss expense ratio excluding catastrophes	54.2	58.1		52.7	57.3
Personal Auto
Written and earned premiums for the personal auto business line declined for the three and nine months ended September 30, 2007. The decline was partially due to policy credits adopted in mid-2006 that improved our position in the market by lowering premiums for eligible new and renewal policyholders. The new policy credits have had a positive effect on policyholder retention and new business activity. New business, however, has not yet returned to a level that would allow us to replace premiums lost due to price reductions and normal attrition. We continue to monitor and modify selected rates and credits to address our competitive position. In recent years, we have seen generally higher costs for liability claims, including severe injuries, and we are seeking rate increases for liability coverages that partially offset the more dramatic decline in rates for physical damage coverages.
The personal auto loss and loss expense ratio rose 7.1 and 5.1 percentage points for the three and nine months ended September 30, 2007, largely because of pricing reductions and normal loss cost trends.
Homeowner
Written and earned premiums for the homeowner business line declined for the three and nine months ended September 30, 2007. As discussed above, policy credits adopted in mid-2006 improved our competitive position, lowering rates for eligible new and renewal policyholders. The new policy credits have had a positive effect on policyholder retention and new business activity. We continue to monitor and modify selected rates and credits to address our competitive position. Year-over-year premium comparisons also reflect our payment of higher reinsurance premiums.
Catastrophe losses raised the homeowner loss and loss expense ratio by 15.6 and 5.4 percentage points for the three and nine months ended September 30, 2007. Savings from favorable development on prior period catastrophe loss reserves in the first quarter of 2007 reduced the impact of catastrophe losses for the nine-month period. In the three and nine months of 2006, catastrophe losses raised the loss and loss expense ratio by 15.0 and 19.8 percentage points, respectively.
Although the full benefit of pricing and underwriting actions taken between 2004 and 2006 is reflected in homeowner results, this line is not yet at breakeven performance when a normalized level of catastrophe losses is included. Rate changes we made to keep our retention rate and new business at acceptable levels, along with higher reinsurance costs, have interrupted our progress toward consistent breakeven performance for the homeowner business line. Two other factors also contribute to our ability to achieve acceptable homeowner results:
•	Non-commission expenses — Since we generally do not allocate non-commission expenses to individual business lines, to measure homeowner profitability, we use a total commission and underwriting expense ratio of approximately 33 percentage points to determine an estimated homeowner combined ratio. Lower levels of premium growth affected our expense ratio in 2006 and may affect our ability to attain our expense ratio target in the future.

Cincinnati Financial Corporation
28	Form 10-Q for the quarterly period ended September 30, 2007

•	Catastrophe losses — To measure our progress toward homeowner profitability, we use a normalized catastrophe loss ratio (as a percent of homeowner earned premium) in the range of 17 percent. Between 2004 and 2006, catastrophe losses averaged 22.2 percent of homeowner earned premiums. We have not changed our catastrophe loss assumption because the geographic concentration of losses in recent years has been unusual.
Other Personal
Other personal written premiums were flat in the three and nine months ended September 30, 2007, and the loss and loss expense ratios improved, primarily due to higher savings from favorable development on prior period reserves.
Personal Lines Insurance Outlook
While higher new business levels and policy retention rates since mid-2006 are positive indications for our personal lines business, we believe our full-year 2007 growth rate will be below that of the industry and that full-year personal lines results are likely to reflect a more normal level of catastrophe losses than we saw in the first half.
We also are aware that personal lines pricing and loss activity are at levels that could put pressure on our future consolidated combined ratio, if those trends continue. We are pursuing a number of strategies in our personal lines business to achieve our long-term objectives for this segment:
•	Competitive rates — In mid-2006, we introduced insurance scores into our program of policy credits for homeowner and personal auto pricing. That action led to the increased new business for both personal auto and homeowner in the last three quarters. It also led to improved retention of renewal business. While these pricing refinements have reduced premiums per policy, we believe they present an opportunity to attract more business from our agents.
•	Product development — Additional features help differentiate our products. This year, we introduced an expanded identity theft coverage that includes advocacy services to assist policyholders in the event of a claim. In the first half of 2007, we rolled out a new coverage endorsement — Replacement Cost Auto — in most of our personal lines states. This optional coverage provides for replacement of a totaled auto with a new auto, if the accident occurs in the first three years after the policyholder purchased the vehicle.

We also began offering an optional endorsement for our personal auto policy that bundles eight additional coverages. These coverages increase towing and rental limits, pay for lock replacement if the policyholder’s keys are lost or stolen and pay for accidental deployment of an airbag, among others.
•	Diamond —The Diamond system now is in use by agencies writing more than 97 percent of personal lines premium volume. The system is making it easier for our agents to place personal auto, homeowner and other personal lines business with us, while greatly increasing policy-issuance and policy-renewal efficiencies and providing direct-bill capabilities.
•	New agencies — The availability of Diamond should help us increase the number of agencies that offer our personal lines products, potentially contributing to increased scale and geographic diversity for our personal lines business. We currently market both homeowner and personal auto insurance products through 802 of our 1,311 reporting agency locations in 22 of the 34 states where we market commercial lines insurance. We market homeowner products through 22 locations in three additional states (Maryland, North Carolina and West Virginia).
During 2007, some agency locations that previously marketed only our commercial lines products have added our personal lines products. Expanding into these agencies should provide additional sources of premiums and help geographically diversify our personal lines portfolio. Over the last 12 months, our field marketing teams and personal lines associates began contacting the commercial lines-only agencies we identified in the 17 states in which Diamond is in use, introducing them to our enhanced personal lines products and technology.
We identify several other factors that may affect the personal lines combined ratio in 2007 and beyond. Personal lines underwriters continue to focus on insurance-to-value initiatives to verify that policyholders are buying the correct level of coverage for the value of the insured risk, and they are carefully maintaining underwriting standards. However, if premiums decline more than we expect, the 2007 personal lines expense ratio may be higher than the 2006 level because some of our costs are relatively fixed, such as our planned investments in technology. We discuss our overall outlook for our property casualty insurance operations in Measuring Our Success in 2007 and Beyond, Page 16.

Cincinnati Financial Corporation Form 10-Q for the quarterly period ended September 30, 2007	29

Life Insurance Results Of Operations
Overview
Performance highlights for the life insurance segment include:
•	Revenues — Revenues rose for the three and nine months ended September 30, 2007, because of higher earned premiums and realized investment gains as discussed in the Investments Results of Operations, Page 31. Total life insurance net written premiums were $39 million and $126 million in the three and nine months ended September 30, 2007, compared with $40 million and $121 million in the comparable 2006 periods. Total statutory written premiums for life insurance operations include life insurance, annuity and accident and health premiums. The changes primarily were due to:
o	Written premiums for life insurance products rose $2 million, or 6.3 percent, to $34 million for the three months ended September 30, 2007, and $10 million, or 10.9 percent, to $104 million for the nine-month period. Written premiums for life insurance products largely reflect two product lines:

- Written premiums for term life insurance products rose 14.2 percent to $17 million for the three months and 24.7 percent to $53 for the nine months.

- Written premiums for universal life insurance products rose 3.6 percent to $10 million for the three months and 5.0 percent to $32 for the nine months.
o	Written annuity premiums declined $3 million, or 43.5 percent, to $4 million in the three months ended September 30, 2007, and $5 million, or 21.5 percent, to $19 million in the nine-month period. Since late 2005, we have de-emphasized annuities because of an unfavorable interest rate environment.
Separate account investment management fee income contributed modestly to total revenues in each of the periods.

Gross in-force policy face amounts increased 7.0 percent to $60.956 billion at September 30, 2007, from $56.971 billion at year-end 2006. For the first nine months of 2007, the life insurance segment experienced a 10.1 percent decline in life applications submitted compared with the first nine months of 2006 although segment premiums rose. We introduced new whole and universal life products, both of which have a higher average premium per policy. At the same time, we have de-emphasized annuities, as discussed above.

Distribution expansion within our property casualty insurance agencies remains a high priority. We have 29 life field marketing representatives calling on the agencies that market our life insurance products, including a representative added in the southeast in recent months.

•	Profitability — The life insurance segment reports a small GAAP gain or loss because its investment income is included in investment segment results, except investment income credited to contract holders (interest assumed in life insurance policy reserve calculations). The segment operating profit declined by $2 million for the three months ended September 30, 2007, as higher earned premiums were offset by higher operating expenses; however, the segment operating profit rose by $2 million for the nine-month period due to favorable mortality experience and persistency as well as earned premium growth.

At the same time, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. For that reason, we also evaluate the performance of our life insurance subsidiary by including the contribution of all investment activities related to assets associated with the life insurance operations. Including those amounts, net income for our life insurance subsidiary was $8 million and $64 million in the three and nine months ended September 30, 2007, compared with $9 million and $54 million in the comparable 2006 period.
Life Insurance Results

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2007	2006	Change%	2007	2006	Change%

Written premiums	$39	$40	(2.5)	$126	$121	4.3

Earned premiums	$34	$28	23.0	$99	$84	19.3
Separate account investment management fees	1	0	51.1	4	2	35.2

Total revenues	35	28	23.7	103	86	19.7

Contract holders benefits incurred	36	33	10.1	98	92	7.2
Investment interest credited to contract holders	(14)	(14)	5.9	(43)	(40)	4.9
Operating expenses incurred	15	9	59.9	44	32	31.3

Total benefits and expenses	37	28	28.0	99	84	17.9

Life insurance segment profit (loss)	$(2)	$0	312.1	$4	$2	112.9

Cincinnati Financial Corporation
30	Form 10-Q for the quarterly period ended September 30, 2007

Life Insurance Outlook
As the life insurance company seeks to improve penetration of our property casualty agencies, our objective is to increase premiums and contain expenses. Term insurance is our largest life insurance product line. We continue to enhance our term products and introduce features our agents indicate are important. In addition, we introduced new universal life products designed for cash value accumulation.
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
•	Investment income -Growth in pretax investment income has been driven by strong cash flow for new investments and increased dividend income from the common stock portfolio. Pretax interest income trends have been affected by the mix of fixed-maturity investments we are purchasing. In recent years, our fixed-maturity purchases have been weighted toward tax-advantaged bonds, such as municipal bonds, which have a lower gross yield than taxable bonds.

The changing mix of the fixed-maturity portfolio along with higher dividends from our common stock holdings resulted in a higher percentage of pretax investment income from dividends in 2007 than the comparable 2006 period. Fifth Third, our largest equity holding, contributed 41.9 percent of total dividend income in the first nine months of 2007. We discuss our Fifth Third investment in Quantitative and Qualitative Disclosures About Market Risk, Page 37, and our 2006 Annual Report on Form 10-K, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Page 72.

Net realized gains and losses — We reported realized investment gains in the three and nine month periods of 2007 and 2006 primarily due to the sale of selected equity securities. Securities were sold because either they no longer met our investment parameters or we determined we could improve yield prospects while maintaining potential for long-term appreciation. We discuss investments made with the proceeds in Investing Activities, Page 35.
o	Realized gains in the three months ended September 30, 2007, reflected a more typical level of disposition of certain investments.

o	Realized gains in the nine months ended September 30, 2007, reflected equity sales, including:

- Sale of 3,072,206 shares of our ExxonMobil holding, which reduced our holdings to 5,164,860 shares with a market value of $478 million at September 30, 2007. The sale contributed $184 million to our pretax realized gains for the nine month period. After-tax proceeds totaled approximately $118 million.

- Sales of selected common stock holdings that no longer met our investment parameters, including FirstMerit Corporation and the majority of our holdings in real estate investment trusts (REITs). These sales contributed $118 million to our pretax realized gains for the nine-month period. After-tax proceeds totaled approximately $77 million.

o	Realized losses in the three months ended September 30, 2006, reflected a more typical level of disposition of certain investments.

o	Realized gains in the nine months ended September 30, 2006, reflected the sale of our Alltel common stock holding, which contributed $647 million (pretax) of the gain. After-tax proceeds totaled approximately $412 million.
The effect of changes in the fair value of convertible securities and of other-than-temporary impairment charges was insignificant in all periods.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2007	31

Investment Results

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2007	2006	Change%	2007	2006	Change%

Investment income:
Interest	$77	$74	4.2	$229	$225	1.9
Dividends	75	67	11.8	219	194	12.7
Other	4	4	(12.3)	11	11	(0.9)
Investment expenses	(4)	(1)	(136.5)	(8)	(5)	(63.3)

Total net investment income	152	144	5.8	451	425	6.0

Investment interest credited to contract holders	(14)	(14)	(5.9)	(43)	(40)	(4.9)

Net realized investment gains and losses:
Realized investment gains and losses	20	(2)	1,039.3	371	667	(44.4)
Change in valuation of derivatives	(3)	2	(242.6)	1	5	(83.8)
Other-than-temporary impairment charges	(1)	0	nm	(2)	(1)	(99.3)

Net realized investment gains	16	0	nm	370	671	(44.9)

Investment operations income	$154	$130	18.0	$778	$1,056	(26.3)

Investments Outlook
We continue to believe investment income growth for full-year 2007 could be approximately 6 percent even though we have reduced our Fifth Third common stock holding by 7.6 percent as discussed in Investing Activities, Page 33. Our outlook for investment income is based on growth in dividend income from all of our equity holdings, the investment of insurance operations cash flow and the current portfolio attributes. In 2007, we have been able to allocate a higher proportion of cash available for investment to equity securities, as appropriate, taking into consideration insurance department regulations and ratings agency comments. We continue to identify companies with the potential for revenue, earnings and dividend growth, a strong management team and favorable outlook. These equities offer the potential for steadily increasing dividend income along with capital appreciation. During the last 12 months, Fifth Third and another 32 of our 39 publicly traded common stock holdings have raised their dividend.
We believe impairments in 2007 should be limited to securities that we identify as available for sale or that have experienced a sharp decline in fair value with little or no warning because of issuer-specific events. All securities in the portfolio were trading at or above 70 percent of book value at September 30, 2007. Our asset impairment committee continues to monitor the investment portfolio. The current asset impairment policy is in our 2006 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 37.
Other
Other income of the insurance subsidiaries, parent company operations and non-investment operations of CFC Investment Company and CinFin Capital Management Company resulted in $2 million and $11 million in revenues in the three and nine months ended September 30, 2007, compared with $4 and $12 million for the three and nine months of 2006. Losses before income taxes of $13 million and $35 million for the three and nine months ended September 30, 2007, were primarily due to $12 million and $37 million, respectively, in interest expense from debt of the parent company.
TAXES
Income tax expense was $36 million and $270 million in the three and nine months ended September 30, 2007, compared with $33 million and $357 million in the comparable prior periods. The effective tax rates for the 2007 three- and nine-month periods were 22.5 percent and 28.7 percent compared with 21.9 percent and 30.9 percent in the comparable 2006 periods.
The primary reason for the change in the effective tax rate was the level and timing of realized gains. In the first nine months of 2007, we had a pretax realized gain of $370 million, including $16 million in the three months ended September 30. In the first nine months of 2006, we had a pretax realized gain of $671 million, largely due to the first-quarter 2006 sale of our Alltel common stock holdings, which contributed $647 million. There were no material pretax realized gains in the three months ended September 30, 2006. Growth in the tax exempt municipal bond portfolio, higher investment income from dividends and higher operating earnings also contributed to the change in the effective tax rate for 2007.
We pursue a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. For our insurance subsidiaries, approximately 85 percent of income from tax-advantaged fixed-maturity investments is exempt from federal tax calculations. Our non-insurance subsidiaries own no tax-advantaged fixed-maturity investments. For our insurance subsidiaries, the dividend received deduction, after the dividend proration of the 1986 Tax Reform

Cincinnati Financial Corporation
32	Form 10-Q for the quarterly period ended September 30, 2007

Act, exempts approximately 60 percent of dividends from qualified equities from federal tax calculations. The dividend received deduction exempts 70 percent of dividends from qualified equities for our non-insurance subsidiaries. Details regarding our effective tax rate are found in our 2006 Annual Report on Form 10-K, Item 8, Note 10 to the Consolidated Financial Statements, Page 95.
Liquidity and Capital Resources
At September 30, 2007, we had shareholders’ equity of $6.538 billion compared with $6.808 billion at year-end 2006. Total debt rose by $20 million to $860 million.
Sources Of Liquidity
Subsidiary Dividends
Our insurance subsidiary declared dividends to the parent company of $140 million in the first nine months of 2007 compared with $125 million in the first nine months of 2006. State of Ohio regulatory requirements restrict the dividends insurance subsidiaries can pay. During 2007, total dividends that our lead insurance subsidiary can pay to our parent company without regulatory approval are approximately $572 million.
Insurance Underwriting
Our property casualty and life insurance operations provide liquidity because premiums generally are received before losses are paid under the policies purchased with those premiums. After satisfying our cash requirements, excess cash flows are used for investment, increasing future investment income.
This table shows a summary of cash flow of the insurance subsidiary (direct method):

	Nine months ended September 30,
(In millions)	2007	2006
Premiums collected	$2,454	$2,459
Loss and loss expenses paid	(1,407)	(1,378)
Commissions and other underwriting expenses paid	(816)	(789)

Insurance subsidiary cash flow from underwriting	231	292
Investment income received	376	355

Insurance subsidiary operating cash flow	$607	$647

Historically, cash receipts from property casualty and life insurance premiums, along with investment income, have been more than sufficient to pay claims, operating expenses and dividends to the parent company. While first-year life insurance expenses normally exceed first-year premiums, subsequent premiums are used to generate investment income until the time the policy benefits are paid.
After paying claims and operating expenses, cash flows from underwriting declined slightly in the first nine months of 2007. We discuss our future obligations for claims payments in our Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 61, and our future obligations for underwriting expenses in our Annual Report on Form 10-K, Item 7, Commissions and Other Underwriting Expenses, Page 62.
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
•	Fixed maturities — Including calls, maturities and sales, fixed-maturity dispositions were approximately $597 million in the first nine months of 2007 compared with $301 million in the first nine months of 2006.

•	Equity securities — In the first nine months of 2007, we sold equity holdings resulting in $602 million in proceeds. In the first nine months of 2006, total equity sales were $850 million.
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

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2007	33

We also can sell investments to generate capital for other corporate purposes. As we discuss in Uses of Capital, Page 35, we funded an accelerated share repurchase agreement by selling 5.5 million shares, or 7.6 percent, of the company’s Fifth Third common stock holding on October 24, 2007. The sale generated total proceeds of $162 million, which will be reduced by capital gains taxes of approximately $22 million. The net after-tax gain of approximately $42 million, or about 25 cents per share, will be included in net income for the three and 12 months ending December 31, 2007.
Fifth Third remains the company’s largest equity holding, and Cincinnati Financial remains Fifth Third’s largest shareholder. After the transaction, Cincinnati Financial and its subsidiaries retain 67.3 million shares of Fifth Third’s common stock, or approximately 12.6 percent of the bank’s September 30, 2007, total common shares outstanding.
Capital Resources
As a long-term investor, we historically have followed a buy-and-hold investing strategy. This policy has generated a significant amount of unrealized appreciation on equity investments. Unrealized appreciation on equity investments, before deferred income taxes, was $4.219 billion at September 30, 2007, compared with $5.178 billion at year-end 2006. On an after-tax basis, equity investments constituted 41.9 percent of total shareholders’ equity at September 30, 2007.
At September 30, 2007, our total debt-to-capital ratio was 11.6 percent, with $791 million in long-term debt and $69 million in borrowings on our short-term lines of credit. We generally have minimized our reliance on debt financing although we may utilize lines of credit to fund short-term cash needs. We borrowed $20 million from one of our short-term lines of credit in the three months ended September 30, 2007, for share repurchase during the third quarter. Based on our present capital requirements, we do not anticipate a material increase in debt levels during the remainder of 2007. While the new short-term borrowings and decline in shareholders’ equity raised our debt-to-capital ratio, we believe the ratio will remain approximately 12 percent through the remainder of the year.
We provide details of our three long-term notes in our Annual Report on Form 10-K, Item 8, Note 7 of the Consolidated Financial Statements, Page 93. None of the notes are encumbered by rating triggers. As of November 1, 2007, our debt ratings, summarized in Measuring our Success in 2007 and Beyond, Page 16, were unchanged from those reported in our 2006 Annual Report on Form 10-K.
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
Contractual Obligations
In our 2006 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 61, we estimated our future contractual obligations as of December 31, 2006. There have been no material changes since that date.
Other Commitments
In addition to our contractual obligations, we have other operational commitments.
Commissions and Other Underwriting Expenses
As discussed above, commissions and non-commission underwriting expenses paid for the nine months ended September 30, 2007, were essentially unchanged from the year-earlier level because lower commission expenses offset higher underwriting expenses. Commission payments also include contingent, or profit-sharing, commissions, which are paid to agencies using a formula that takes into account agency profitability and other factors. Commission payments generally track with loss and loss expenses. Contingent commission payments in 2007 were influenced by the decline in profitability we experienced in 2006.
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

Cincinnati Financial Corporation
34	Form 10-Q for the quarterly period ended September 30, 2007

In addition to contractual obligations for hardware and software, we anticipate investing a total of approximately $35 million in key technology initiatives in 2007, of which approximately $10 million will be capitalized. Technology spending for our planned excess and surplus lines business has begun, but has not reached a material level. Estimates for additional capital expenditures, however, are not included in these amounts. Technology projects for 2007 include continued spending on our personal lines policy processing system and investment in the development and rollout of our commercial lines policy processing system as discussed in our Annual Report on Form 10-K, Item 1, Technology Solutions, Page 4. Capitalized development costs related to key technology initiatives are conducted at our discretion and we have no material contractual obligations for activities planned as part of these projects.
Qualified Pension Plan
Effective in 2008, the Pension Protection Act of 2006 changes the manner in which pension funding is determined. We currently are assessing the impact of this Act but do not expect it to have a material effect on our results of operations or financial position. We contributed $10 million to the pension plan during nine months ended September 30, 2007.
Investing Activities
After fulfilling operating requirements, cash flows from underwriting, investment and other corporate activities are invested in fixed maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. In the nine months ended September 30, 2007, we invested available cash flow and after-tax proceeds from the sale of equity investments. A significant portion of our equity investments were made in financials sector opportunities that meet our investment parameters and currently offer above-average dividend yields. As a result of the changes in our equity portfolio and dividend increases made by current holdings during the first nine months of 2007, our common stock portfolio yield (to market) was 3.9 percent at September 30, 2007, compared with 1.9 percent for the Standard & Poor’s 500 Index.
See our Annual Report on Form 10-K, Item 1, Investments Segment, Page 14, for a discussion of our investment strategy, portfolio allocation and quality.
Uses of Capital
Uses of cash to enhance shareholder return include:
•	Dividends to shareholders — In February 2007, the board of directors authorized a 6.0 percent increase in the regular quarterly cash dividend to an indicated annual rate of $1.42 per share. During the first nine months of 2007, $180 million was used for cash dividends to shareholders.
•	Common stock repurchase program — During the first nine months of 2007, we used $144 million to repurchase 3.4 million shares of our common stock at an average price of $42.21. The details of the 2007 repurchase activity and repurchase authorizations are described in Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, Page 42. We do not adjust number of shares repurchased and average price per repurchased share for stock dividends.

On October 24, 2007, we entered into an accelerated share repurchase agreement with UBS AG. The 4 million accelerated share repurchase agreement is valued at $160 million (based on a reference price of $39.88). The final effective purchase price will be based on the volume weighted average price of company’s common stock through a contractually specified period expected to conclude no later than the first quarter of 2008.

In addition to the accelerated share repurchase agreement, the board of directors expanded the repurchase authorization to approximately 13 million shares. Purchases are expected to be made generally through open market transactions. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, pursuant to Securities and Exchange Commission regulations.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2007	35

Property Casualty Insurance Reserves
Commercial Lines Insurance Segment Reserves
For the business lines in the commercial lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves. The rise in total gross reserves for our commercial business lines was partially due to commercial casualty and workers’ compensation exposure growth and loss cost inflation. The increase also reflects higher loss expense reserves due to higher legal fees and the costs of a claims mediation process that promotes earlier liability settlement resolution. In addition, commercial casualty reserves rose because of an increase in large losses. Lower reserves related to catastrophe events offset some of these increases. Reserving practices discussed in our 2006 Annual Report on Form 10-K, Property Casualty Insurance Loss and Loss Expense Reserves, Page 35, also contributed.

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At September 30, 2007
Commercial casualty	$1,022	$438	$515	$1,975	55.4%
Commercial property	125	12	37	174	4.9
Commercial auto	280	52	66	398	11.2
Workers’ compensation	419	287	107	813	22.8
Specialty packages	85	1	5	91	2.6
Surety and executive risk	68	1	36	105	2.9
Machinery and equipment	4	3	1	8	0.2

Total	$2,003	$794	$767	$3,564	100.0%

At December 31, 2006
Commercial casualty	$923	$437	$483	$1,843	54.0%
Commercial property	132	31	36	199	5.8
Commercial auto	274	52	64	390	11.4
Workers’ compensation	411	277	99	787	23.1
Specialty packages	80	1	5	86	2.5
Surety and executive risk	67	1	32	100	2.9
Machinery and equipment	5	3	1	9	0.3

Total	$1,892	$802	$720	$3,414	100.0%

Personal Lines Insurance Segment Reserves
For the business lines in the personal lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves. Total gross reserves were down slightly from year-end 2006 due to the decline in premiums in this business segment and a reduction in reserves related to catastrophe events.

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At September 30, 2007
Personal auto	$167	$2	$31	$200	46.8%
Homeowners	71	14	16	101	23.5
Other personal	52	61	13	126	29.7

Total	$290	$77	$60	$427	100.0%

At December 31, 2006
Personal auto	$169	$5	$32	$206	46.2%
Homeowners	69	24	17	110	24.7
Other personal	55	61	14	130	29.1

Total	$293	$90	$63	$446	100.0%

Life Insurance Reserves
Gross life policy reserves were $1.459 billion at September 30, 2007, compared with $1.409 billion at year-end 2006, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2006 Annual Report on Form 10-K, Life Insurance Reserves, Page 69.
Other Matters
Significant Accounting Policies
Our significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements in the company’s 2006 Annual Report on Form 10-K and updated in Note 1 to the Condensed Consolidated Financial Statements beginning on Page 7.

Cincinnati Financial Corporation
36	Form 10-Q for the quarterly period ended September 30, 2007

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
The fair value (market value) of our investment portfolio was $13.201 billion at September 30, 2007, compared with $13.699 billion at year-end 2006. 41 of our securities are accounted for as hybrid financial instruments under SFAS No. 155, which we adopted effective January 1, 2007, as discussed in Item 1, Note 1, Page 7. The book value of these securities has been adjusted to market value and recognized in retained earnings and the income statement. In the table below, book value is shown at their original purchase price.

	At September 30, 2007		At December 31, 2006
(In millions)	Book value	Fair value	Book value	Fair value

Taxable fixed maturities	$3,394	$3,405	$3,357	$3,389
Tax-exempt fixed maturities	2,511	2,534	2,382	2,416
Common equities	2,748	6,976	2,400	7,564
Preferred equities	258	249	221	235
Short-term investments	37	37	95	95

Total	$8,948	$13,201	$8,455	$13,699

The ratio of investment assets to total assets for the parent company was 29.9 percent at September 30, 2007, compared with 31.5 percent at year-end 2006. At September 30, 2007, the parent company held 32.5 percent of our common stock holdings (measured by fair value).
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
We place a strong emphasis on purchasing current income-producing securities for the insurance companies’ portfolios. Within the fixed-maturity portfolio, we invest in a blend of taxable and tax-exempt securities to minimize our corporate taxes. At September 30, 2007, tax-exempt fixed maturities accounted for 42.7 percent of the total fair value of the fixed-maturity portfolio, compared with 41.6 percent at year-end 2006.
Overall credit risk is reduced by diversifying the fixed-income portfolio among approximately 1,960 securities. Further, our investment portfolio contains no mortgage loans or mortgage-backed securities. Our bond portfolio continued to hold steady in the third quarter. Widening credit spreads in the corporate sector were more than offset by the benefit the general flight to quality had on our municipal and agency portfolios.
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

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2007	37

The table below summarizes the effect of hypothetical changes in interest rates on the fixed-maturity portfolio:

	Fair value of	Effective duration
	fixed maturity	100 basis point	100 basis point
(In millions)	portfolio	spread decrease	spread increase

At September 30, 2007	$5,939	$6,237	$5,642

At December 31, 2006	5,805	6,099	5,511
The effective duration of the fixed maturity portfolio was 5.0 years at September 30, 2007, essentially unchanged from year-end 2006. A 100 basis point movement in interest rates would result in an approximately 5.0 percent change in the market value of the fixed maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its market value is to changes in the general level of interest rates, exclusive of call features. The market values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.
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
Short-Term Investments
Our short-term investments consist primarily of commercial paper, demand notes or bonds purchased within one year of maturity. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as taxes. At September 30, 2007, we had $37 million in short-term investments.
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
Our common stock investments generally are securities with annual dividend yields that exceed the yield of the overall market and with histories of dividend increases. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. When investing in common stock, we seek to identify some companies in which we can accumulate more than 5 percent of their outstanding shares. At September 30, 2007, we held more than 5 percent of two companies: Fifth Third and Piedmont Natural Gas Company.
There are 15 common stocks in which we hold a fair value of at least $100 million each.

	As of and for the nine months ended September 30, 2007
				Earned
	Actual	Fair	Percent of	dividend
(Dollars in millions)	cost	value	fair value	income

Fifth Third Bancorp	$283	$2,466	35.3%	$92
The Procter & Gamble Company	206	529	7.6	8
Exxon Mobil Corporation	58	478	6.9	6
AllianceBernstein Holding L.P.	113	345	4.9	12
U.S. Bancorp	263	333	4.8	11
PNC Financial Services Group, Inc.	62	320	4.6	9
Johnson & Johnson	218	263	3.8	5
National City Corporation	171	246	3.5	12
Wells Fargo & Company	107	204	2.9	5
Wyeth	62	197	2.8	3
Huntington Bancshares Inc.	168	152	2.2	2
Piedmont Natural Gas Company, Inc.	64	142	2.0	4
Wachovia Corporation	150	139	2.0	4
General Electric Co.	106	130	1.9	2
Chevron Corporation	56	124	1.8	2
All other common stock holdings	661	908	13.0	25

Total	$2,748	$6,976	100.0%	$202

Cincinnati Financial Corporation
38	Form 10-Q for the quarterly period ended September 30, 2007

Our investments are heavily weighted toward the financials sector, which represented 64.7 percent of the total fair value of the common stock portfolio at September 30, 2007. Financials typically underperform the overall market during periods when interest rates are expected to rise. We historically have viewed these types of short-term fluctuations in market value of our holdings as potential buying opportunities but are cognizant that a prolonged downturn in this sector could create a negative effect on the portfolio. We are aware that some of the financial institutions we hold in our equity portfolio have indicated they are enduring more credit related issues than others. As a group, however, the largest banks in our portfolio have not materially underperformed the broader financials sector this year. We discuss the longer-term performance of our equity portfolio in Measuring our Success, Page 16.
Fifth Third Bancorp Holding
The market value of one of our common stock holdings, Fifth Third, accounted for 37.7 percent of our shareholders’ equity at September 30, 2007, and dividends earned from our Fifth Third investment were 20.4 percent of our investment income in the first nine months of 2007.

	Nine months ended September 30,
(In millions except market price data)	2007	2006

Fifth Third Bancorp common stock holding:
Dividends earned	$92	$86
Percent of total net investment income	20.4%	20.2%

	At September 30,	At December 31,
	2007	2006
Shares held	73	73

Closing market price of Fifth Third	$33.88	$40.93
Book value of holding	283	283
Fair value of holding	2,466	2,979
After-tax unrealized gain	1,419	1,752

Market value as a percent of total equity investments	34.1%	38.2%
Market value as a percent of invested assets	18.6	21.7
Market value as a percent of total shareholders’ equity	37.7	43.8
After-tax unrealized gain as a percent of total shareholders’ equity	21.7	25.7
Following our October sale of 5.5 million shares of our Fifth Third holding, the market value of the remaining shares would account for about 30 percent of our shareholders’ equity at September 30, 2007, on a pro forma basis using Fifth Third's market value on October 24, 2007. Based on the number of shares of Fifth Third that we now own, a 5 percent change in its currently stated quarterly dividend on an annual basis would result in a $6 million change in our annualized pretax investment income and a $5 million change in after-tax earnings. Every $1.00 change in the market price of Fifth Third’s common stock has approximately a 26 cent impact on our book value per share on a pro forma basis to reflect the sale.
Securities Lending Collateral Invested
We participate in a securities lending program under which certain fixed maturities from our investment portfolio are loaned to other institutions for short periods of time. At September 30, 2007, we had fixed maturities with a market value of $754 million on loan. The $768 million in offsetting collateral is shown on our balance sheets as securities lending collateral invested.
We are potentially at risk if our ability to return the collateral is compromised because of a material decline in the market value of the securities in which we have invested the collateral. We discuss the program in Note 2, Investments, Securities Lending Program, Page 8.
Unrealized Investment Gains and Losses
At September 30, 2007, unrealized investment gains before taxes totaled $4.357 billion and unrealized investment losses in the investment portfolio amounted to $104 million.
Unrealized Investment Gains
The unrealized gains at September 30, 2007, were primarily due to long-term gains from our holdings of Fifth Third common stock, which constituted 50.1 percent of the gains. The contribution of our Fifth Third holding to future gains will be lower because of our sale of 7.6 percent of our holding. Four of our common stock holdings — AllianceBernstein Holding L.P. (NYSE:AB), ExxonMobil (NYSE:XOM), PNC Financial Services Group, Inc. (NYSE:PNC) and The Procter & Gamble Company (NYSE:PG) — each constituted at least 5 percent of the gains. Reflecting the company’s long-term investment philosophy, of the 1,204 securities trading at or above book value, 545 securities, or 45.3 percent, have shown unrealized gains for more than 24 months.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2007	39

Unrealized Investment Losses — Potential Other-than-temporary Impairments
At September 30, 2007, 838 of the 2,042 securities we owned were trading below 100 percent of book value compared with 679 of the 1,973 securities we owned at December 31, 2006. 14 of the 838 securities are accounted for as hybrid financial instruments. We have included them with securities trading below 100 percent of book value because they are trading below 100 percent of our original purchase price.
•	801 of these holdings were trading between 90 percent and 100 percent of book value, including 11 that are hybrid financial instruments. After adjustments for SFAS No. 155, the fair value of these 801 holdings was $3.344 billion, and they accounted for $82 million in unrealized losses. The value of these securities fluctuates primarily because of changes in interest rates.
•	37 of these holdings were trading below 90 percent of book value, including three that are hybrid financial instruments. After adjustments for SFAS No. 155, the fair value of the 37 holdings was $134 million, and they accounted for $24 million in unrealized losses. These securities, which are being closely monitored, have been affected by a combination of factors including the effects of higher interest rates on longer-duration instruments, leveraged buyout activity and the slowdown in the residential construction market.
•	No holdings were trading below 70 percent of book value at September 30, 2007.
We deem the risk related to securities trading between 70 percent and 100 percent of book value to be relatively minor and at least partially offset by the investment income potential of these investments.
In the two tables below, our 41 hybrid securities are classified based on the relationships of fair value to our original purchase price, even though their book value has been appropriately adjusted under SFAS No. 155 on our financial statements.
The following table summarizes the investment portfolio by period of time:

	6 Months or less		> 6 - 12 Months		> 12 - 24 Months		> 24 - 36 Months
	Number	Gross	Number	Gross	Number	Gross	Number	Gross
	of	unrealized	of	unrealized	of	unrealized	of	unrealized
(Dollars in millions)	issues	gain/loss	issues	gain/loss	issues	gain/loss	issues	gain/loss

At September 30, 2007
Taxable fixed maturities:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	124	(12)	30	(7)	55	(9)	152	(27)
Trading at 100% and above of book value	99	4	17	1	43	7	219	54

Total	223	(8)	47	(6)	98	(2)	371	27

Tax-exempt fixed maturities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	100	(1)	95	(2)	21	0	226	(6)
Trading at 100% and above of book value	382	5	0	0	91	4	297	23

Total	482	4	95	(2)	112	4	523	17

Common equities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	4	(29)	0	0	1	0	0	0
Trading at 100% and above of book value	4	7	2	17	7	278	25	3,955

Total	8	(22)	2	17	8	278	25	3,955

Preferred equities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	25	(11)	0	0	0	0	1	0
Trading at 100% and above of book value	5	0	3	0	4	1	4	1

Total	30	(11)	3	0	4	1	5	1

Short-term investments:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	0	0	4	0	0	0	0	0
Trading at 100% and above of book value	2	0	0	0	0	0	0	0

Total	2	0	4	0	0	0	0	0

Summary:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	253	(53)	129	(9)	77	(9)	379	(33)
Trading at 100% and above of book value	492	16	22	18	145	290	545	4,033

Total	745	$(37)	151	$9	222	$281	924	$4,000

Cincinnati Financial Corporation
40	Form 10-Q for the quarterly period ended September 30, 2007

The following table summarizes the investment portfolio:

				Gross	Gross
	Number	Book	Fair	unrealized	investment
(Dollars in millions)	of issues	value	value	gain/loss	income

At September 30, 2007
Portfolio summary:
Trading below 70% of book value	0	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	838	3,583	3,479	(104)	124
Trading at 100% and above of book value	1,204	5,365	9,722	4,357	302
Investment income on securities sold in current year	0	0	0	0	22

Total	2,042	$8,948	$13,201	$4,253	$448

At December 31, 2006
Portfolio summary:
Trading below 70% of book value	0	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	679	2,787	2,728	(59)	127
Trading at 100% and above of book value	1,294	5,668	10,971	5,303	416
Investment income on securities sold in current year	0	0	0	0	19

Total	1,973	$8,455	$13,699	$5,244	$562

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures - The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
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
Changes in Internal Control over Financial Reporting - During the three months ended September 30, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
Neither the company nor any of our subsidiaries is involved in any material litigation other than ordinary, routine litigation incidental to the nature of its business.
Item 1A. Risk Factors
There have been no material changes to our risk factors since our 2006 Annual Report on Form 10-K was filed on February 28, 2007.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2007	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The board of directors has authorized share repurchase programs (see our 2006 Annual Report on Form 10-K, Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Page 26, for information on the historical programs). On October 24, 2007, we entered into an accelerated share repurchase agreement for 4 million shares. Additional repurchase in the first nine months of 2007, were as follows:

			Total number of shares	Maximum number of
	Total number	Average	purchased as part of	shares that may yet be
	of shares	price paid	publicly announced	purchased under the
Month	purchased(1)	per share	plans or programs	plans or programs
January 1-31, 2007	0	$0.00	0	6,819,248
February 1-28, 2007	478,267	43.82	478,267	6,340,981
March 1-31, 2007	1,012,808	42.64	1,012,317	5,328,664
April 1-30, 2007	0	0.00	0	5,328,664
May 1-31, 2007	0	0.00	0	5,328,664
June 1-30, 2007	0	0.00	0	5,328,664
July 1-31, 2007	0	0.00	0	5,328,664
August 1-31, 2007	1,522,147	41.42	1,522,147	3,806,517
September 1-30, 2007	405,001	42.18	405,001	3,401,516

Totals	3,418,223	42.21	3,417,732

Shares and share prices on this table are not adjusted for stock dividends.

(1)	Includes 491 shares acquired in the first nine months of 2007, primarily in satisfaction of withholding taxes due upon exercise of stock options.
In addition to the accelerated share repurchase agreement, on October 24, 2007, the board of directors expanded the existing repurchase authorization to approximately 13 million shares. Purchases are expected to be made generally through open market transactions. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, pursuant to Securities and Exchange Commission regulations.
The prior repurchase program was announced in 2005, replacing a program that had been in effect since 1999. No repurchase program has expired during the period covered by the above table. All of the repurchases reported in the table above were repurchased under our 2005 program, which was approved for 10 million shares. Neither the 2005 nor 1999 program had an expiration date, but no further repurchases will occur under the 1999 program.
Item 3. Defaults upon Senior Securities
We have not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Cincinnati Financial Corporation
42	Form 10-Q for the quarterly period ended September 30, 2007

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1A	Amended Articles of Incorporation of Cincinnati Financial Corporation (1)

3.1B	Amendment to Article Fourth of Amended Articles of Incorporation of Cincinnati Financial Corporation (2)

3.2	Regulations of Cincinnati Financial Corporation (3)

4.1	Indenture with The Bank of New York Trust Company (4)

4.2	Supplemental Indenture with The Bank of New York Trust Company (4)

4.3	Second Supplemental Indenture with The Bank of New York Trust Company (5)

4.4	Form of 6.125% Exchange Note Due 2034 (included in Exhibit 4.2)

4.5	Form of 6.92% Debentures Due 2028 (included in Exhibit 4.3)

4.6	Indenture with the First National Bank of Chicago (subsequently assigned to The Bank of New York Trust Company) (6)

4.7	Form of 6.90% Debentures Due 2028 (included in Exhibit 4.6)

10.1	Agreement with Messer Construction (7)

10.2	2003 Non-Employee Directors’ Stock Plan (8)

10.3	Cincinnati Financial Corporation Stock Option Plan No. VI (9)

10.4	Cincinnati Financial Corporation Stock Option Plan No. VII (10)

10.5	Standard Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. VI (7)

10.6	Cincinnati Financial Corporation Incentive Compensation Plan (11)

10.7	Cincinnati Financial Corporation 2006 Stock Compensation Plan (11)

10.8	Standard Form of Combined Incentive/Nonqualified Stock Option for Stock Option Plan VI (12)

10.9	364-Day Credit Agreement by and among Cincinnati Financial Corporation and CFC Investment Company, as Borrowers, and Fifth Third Bank, as Lender (13)

10.10	Director and Named Executive Officer Compensation Summary (11)

10.11	Executive Compensation Amendments November 2005(14)

10.12	Executive Compensation Amendments November 2006 (15)

10.13	Amendment No. 1 to Credit Agreement by and among Cincinnati Financial Corporation and CFC investment Company, as Borrower, and Fifth Third Bank, as lender. (16)

10.14	Cincinnati Financial Corporation Supplemental Retirement Plan (17)

10.15	Standard Form of Incentive Stock Option Agreement for Stock Option Plan VII (18)

10.16	Standard Form of Nonqualified Stock Option Agreement for Stock Option Plan VII (19)

10.17	Standard Form of Incentive Stock Option Agreement for the 2006 Stock Compensation Plan (20)

10.18	Standard Form of Nonqualified Stock Option Agreement for the 2006 Stock Compensation Plan (21)

10.19	Restricted Stock Unit Agreement for John J. Schiff, Jr., dated January 31, 2007 (22)

10.20	Restricted Stock Unit Agreement for James E. Benoski, dated January 31, 2007 (23)

10.21	Restricted Stock Unit Agreement for Jacob F. Scherer, Jr., dated January 31, 2007 (24)

(1)	Incorporated by reference to the company’s 1999 Annual Report on Form 10-K dated March 23, 2000 (File No. 000-04604).

(2)	Incorporated by reference to Exhibit 3(i) filed with the company’s Current Report on Form 8-K dated July 15, 2005.

(3)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 2, 1992, Exhibit 2 (File No. 000-04604).

(4)	Incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034.

(5)	Incorporated by reference to the company’s Current Report on Form 8-K dated May 9, 2005, filed with respect to the completion of the company’s exchange offer and rescission offer for its 6.90% senior debentures due 2028.

(6)	Incorporated by reference to the company’s registration statement on Form S-3 effective May 22, 1998 (File No. 333-51677).

(7)	Incorporated by reference to the company’s 2004 Annual Report on Form 10-K dated March 11, 2005.

(8)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 21, 2005. (File No. 000-04604)

(9)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 1, 1999 (File No. 000-04604).

(10)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 8, 2002 (File No. 000-04604).

(11)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 30, 2007 (File No. 000-04604).

(12)	Incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated July 15, 2005.

(13)	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated May 31, 2005.

(14)	Incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated November 23, 2005.

(15)	Incorporated by reference to the company’s Current Report on Form 8-K dated November 24, 2006

(16)	Incorporated by reference to Exhibit 10.01 filed with the company’s Current Report on Form 8-K dated May 26, 2006.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2007	43

Exhibit No.	Exhibit Description
10.22	Restricted Stock Unit Agreement for Kenneth W. Stecher, dated January 31, 2007 (25)

10.23	Restricted Stock Unit Agreement for Thomas A. Joseph, dated January 31, 2007 (26)

10.24	Form of Restricted Stock Unit Agreement for use under the Cincinnati Financial Corporation 2006 Stock Purchase Incentive Plan (service-based)(27)

10.25	Form of Restricted Stock Unit Agreement for use under the Cincinnati Financial Corporation 2006 Stock Purchase Incentive Plan (performance-based)(28)

10.26	Form of Incentive Compensation Agreement for use under the Cincinnati Financial Corporation 2006 Incentive Compensation Plan (performance-based)(29)

10.27	Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, The Huntington National Bank and LaSalle Bank National Association, among others, dated July 2, 2007 (30)

10.28	Second Amended and Restated Discretionary Line of Credit Note with PNC Bank, National Association dated July 12, 2007 (31)

10.29	Secondary Block Trade Agreement between The Cincinnati Insurance Company and UBS Securities LLC, dated October 23, 2007

10.30	Purchase Agreement (Tranche 1 of 4) between Cincinnati Financial Corporation and UBS AG, London Branch, acting through UBS Securities LLC as agent, dated October 24, 2007

10.31	Purchase Agreement (Tranche 2 of 4) between Cincinnati Financial Corporation and UBS AG, London Branch, acting through UBS Securities LLC as agent, dated October 24, 2007

10.32	Purchase Agreement (Tranche 3 of 4) between Cincinnati Financial Corporation and UBS AG, London Branch, acting through UBS Securities LLC as agent, dated October 24, 2007

10.33	Purchase Agreement (Tranche 4 of 4) between Cincinnati Financial Corporation and UBS AG, London Branch, acting through UBS Securities LLC as agent, dated October 24, 2007

10.34	Stock Purchase Agreement between Cincinnati Financial Corporation and the E. Perry Webb Marital Trust, dated September 5, 2007

11	Statement re: Computation of per share earnings for the three and nine months ended September 30, 2007 and 2006, contained in Exhibit 11 of this report, Page 46

31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 — Chief Executive Officer, Page 47

31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 — Chief Financial Officer, Page 48

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, Page 49

(17)	Incorporated by reference to Exhibit 10.17 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(18)	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated October 20, 2006.

(19)	Incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated October 20, 2006.

(20)	Incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated October 20, 2006.

(21)	Incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated October 20, 2006.

(22)	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated January 31, 2007.

(23)	Incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated January 31, 2007.

(24)	Incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated January 31, 2007.

(25)	Incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated January 31, 2007.

(26)	Incorporated by reference to Exhibit 10.5 filed with the company’s Current Report on Form 8-K dated January 31, 2007.

(27)	Incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K dated January 31, 2007, as amended.

(28)	Incorporated by reference to Exhibit 10.7 filed with the company’s Current Report on Form 8-K dated January 31, 2007, as amended.

(29)	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated March 19, 2007.

(30)	Incorporated by reference to Exhibit 10.01 filed with the company’s Current Report on Form 8-K dated June 30, 2007.

(31	Incorporated by reference to Exhibit 10.27 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

Cincinnati Financial Corporation
44	Form 10-Q for the quarterly period ended September 30, 2007

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CINCINNATI FINANCIAL CORPORATION
Date: November 2, 2007
/S/ Kenneth W. Stecher

Kenneth W. Stecher
Chief Financial Officer, Executive Vice President, Secretary and Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2007	45