Form 10-K
period 2007-12-31
CINCINNATI FINANCIAL CORP
filed 2008-02-29
CIK 20286

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2007.

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
$2.00 par, common stock
(Title of Class)
6.125% Senior Notes due 2034
(Title of Class)
6.9% Senior Debentures due 2028
(Title of Class)
6.92% Senior Debentures due 2028
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting stock held by nonaffiliates of the Registrant was $6,768,139,815 as of June 30, 2007.
As of February 15, 2008, there were 165,466,108 shares of common stock outstanding.
Document Incorporated by Reference
Portions of the definitive Proxy Statement for Cincinnati Financial Corporation’s Annual Meeting of Shareholders to be held on May 3, 2008, are incorporated by reference into Parts II and III of this Form 10-K.

Part I
Item 1. Business
Cincinnati Financial Corporation — Introduction
We are an Ohio corporation formed in 1968. Our lead subsidiary, The Cincinnati Insurance Company, was founded in 1950 to market property casualty insurance, which is our main business. Our headquarters is in Fairfield, Ohio. At year-end 2007, we had 4,087 associates, with 2,924 headquarters associates providing support to 1,163 field associates.
Cincinnati Financial Corporation owns 100 percent of four subsidiaries: The Cincinnati Insurance Company, CSU Producer Resources Inc., CFC Investment Company and CinFin Capital Management Company. In addition, the parent company has an investment portfolio, owns the headquarters building and is responsible for corporate borrowings and shareholder dividends. The Cincinnati Insurance Company owns 100 percent of our four insurance subsidiaries.
In addition to The Cincinnati Insurance Company, our standard market property casualty insurance group includes subsidiaries The Cincinnati Casualty Company and The Cincinnati Indemnity Company. This group markets a broad range of business, homeowner and auto policies in 34 states. Other subsidiaries of The Cincinnati Insurance Company include The Cincinnati Life Insurance Company, which markets life insurance policies, disability income policies and annuities, and The Cincinnati Specialty Underwriters Insurance Company, which began offering excess and surplus lines insurance products in January 2008.
The three other subsidiaries of Cincinnati Financial are CSU Producer Resources, which offers insurance brokerage services to our independent agencies so their clients can access our excess and surplus lines insurance products; CFC Investment Company, which offers commercial leasing and financing services to our agents, their clients and other customers; and CinFin Capital Management Company, which provides asset management services to institutions, corporations and individuals.
Our filings with the Securities and Exchange Commission are available, free of charge, on our Web site, www.cinfin.com, as soon as possible after they have been filed with the SEC. These filings include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In the following pages we reference various Web sites. These Web sites, including our own, are not incorporated by reference in this Annual Report on Form 10-K.
Periodically, we refer to estimated industry data so that we can give information about our performance versus the overall insurance industry. Unless otherwise noted, the industry data is prepared by A.M. Best Co., a leading insurance industry statistical, analytical and insurer financial strength and credit rating organization. Information from A.M. Best is presented on a statutory basis. When we provide our results on a comparable statutory basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).
Our Business and Our Strategy
Introduction
Our company was founded more than 50 years ago by independent agents to support the ability of local independent property casualty insurance agents to deliver quality financial protection to people and businesses in their communities. Today, we operate much the same way, actively marketing standard market commercial insurance policies in 34 states through a select group of independent insurance agencies. We actively market all of our personal lines insurance policies in 22 of those states and began in January 2008 to market excess and surplus lines policies in five states through the same agencies that offer our standard market property casualty insurance products. We also seek to become the life insurance carrier of choice for the agencies that market our property casualty insurance products and offer other financial services to help agents and their clients, the policyholders.
Our company distinguishes itself in three key ways:
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

Cincinnati Financial Corporation - 2007 Annual Report on 10-K - Page 1

Cultivating Relationships with Independent Insurance Agents
The U.S. property casualty insurance industry is a highly competitive marketplace with over 2,000 stock and mutual companies operating independently or in groups. No single company or group dominates across all product lines and states. Standard market insurance companies (carriers) can market a broad array of products nationally or:
•	choose to sell a limited product line or only one type of insurance (monoline carrier)
•	target a certain segment of the market (for example, personal insurance)
•	focus on one or more states or regions (regional carrier)
In addition to the widely known standard market for property casualty insurance, the excess and surplus lines market exists due to a regulatory distinction. Generally, excess and surplus lines insurance carriers provide insurance that is unavailable to businesses in the standard market due to market conditions or due to characteristics of the insured that are caused by nature, the insured’s history or the nature of their business. Insurers operating in the surplus lines market are generally small, specialty insurers or specialized divisions of larger insurance organizations. Each markets through surplus lines insurance brokers.
Standard market property casualty insurers generally offer their products through one or more distribution channels:
•	independent agents, who represent multiple carriers,
•	captive agents, who represent one carrier exclusively, or
•	direct marketing through the mail or Internet
Some carriers use more than one channel. For the most part, we compete with standard market insurance companies that market through independent insurance agents.
Independent Agency Distribution System
We are committed to the independent agency distribution system, offering our broad array of insurance products through this channel. We recognize that locally based independent agencies have relationships in their communities that can lead to policyholder satisfaction, loyalty and profitable business. Our field associates provide service and accountability to the agencies, living in the communities they serve and working from offices in their homes, providing 24/7 availability to our agents.
At year-end 2007, our 1,092 agency relationships had 1,327 reporting agency locations marketing our standard market insurance products. An increasing number of agencies have multiple, separately identifiable locations, reflecting their growth and consolidation of ownership within the independent agency marketplace. Reporting agency locations describes our agents’ scope of business and our presence within our 34 active states. At year-end 2006, our 1,066 agency relationships had 1,289 reporting agency locations marketing our insurance products. At year-end 2005, we had 1,024 agency relationships with 1,252 reporting agency locations. In addition to providing data on reporting agency locations, we continue to give agency relationships metrics, such as our penetration within each agency relationship.

Cincinnati Financial Corporation - 2007 Annual Report on 10-K - Page 2

Property Casualty Earned Premiums by State
In our 10 highest volume states, 882 reporting agency locations wrote 69.1 percent of our 2007 total standard market property casualty earned premium volume compared with 70.0 percent in 2006.

	Reporting agency	Net earned	Percent of	Average premium
(Dollars in millions)	locations	premiums	total earned	per location

Year ended December 31, 2007
Ohio	218	$664	21.2%	$3.0
Illinois	116	283	9.1	2.4
Indiana	101	218	7.0	2.2
Pennsylvania	77	188	6.0	2.4
North Carolina	69	154	4.9	2.2
Georgia	66	150	4.8	2.3
Michigan	95	146	4.7	1.5
Virginia	56	140	4.5	2.5
Wisconsin	47	114	3.6	2.4
Tennessee	37	103	3.3	2.8

Year ended December 31, 2006
Ohio	220	$695	22.0%	$3.2
Illinois	116	291	9.2	2.5
Indiana	98	225	7.1	2.3
Pennsylvania	75	190	6.0	2.5
Michigan	92	160	5.1	1.7
Georgia	62	147	4.6	2.4
North Carolina	70	144	4.5	2.1
Virginia	55	142	4.5	2.6
Wisconsin	51	119	3.8	2.3
Kentucky	38	103	3.2	2.7
In 2006, the most recent period for which data is available, Cincinnati Insurance was the No. 1 or No. 2 carrier in approximately 75 percent of the reporting agency locations that have represented us for more than five years. The independent agencies that we choose to market our products share our philosophies. They do business person to person; offer broad, value-added services; maintain sound balance sheets and manage their agencies professionally. On average, we have a 14.9 percent share of the property casualty insurance in our reporting agency locations. Our share is 20.5 percent in reporting agency locations that have represented us for more than 10 years; 9.7 percent in agencies that have represented us for five to 10 years; 4.6 percent in agencies that have represented us for one to five years; and 0.8 percent in agencies that have represented us for less than one year.
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
Our largest single agency relationship accounted for approximately 1.2 percent of our total agency earned premiums in 2007. No aggregate of locations under a single ownership structure accounted for more than 2.5 percent of our total agency earned premiums in 2007.
Strengthening Our Agency Relationships
We follow a number of strategies to strengthen our relationships with the independent property casualty insurance agencies that market our products.
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

Cincinnati Financial Corporation - 2007 Annual Report on 10-K - Page 3

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
For new commercial lines business, this case-by-case underwriting and pricing is coordinated by the local field marketing representatives. Our agents and our field marketing, loss control, premium audit, bond and machinery and equipment representatives get to know the people and businesses in their communities and can make informed decisions about each risk. These field marketing representatives also are responsible for selecting new independent agencies, coordinating field teams of specialized company representatives and promoting all of the company’s products within the agencies they serve. Commercial lines policy renewals are managed by headquarters underwriters who are assigned to specific agencies and consult with local field staff, as needed.
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
Competitive Insurance Products
We are committed to offering the property casualty products and services local agents need to serve their clients — the policyholders. Our products are structured to allow flexible combinations of property and liability coverages in a single package with a single expiration date. This approach brings policyholders convenience, discounts and a reduced risk of coverage gaps or disputes. At the same time, it increases account retention and saves time and expense for the agency and our company.
Our commercial lines packages are typically offered on a three-year policy term for most insurance coverages, a key competitive advantage. Although we offer three-year policy terms, premiums for some coverages within those policies are adjustable at anniversary for the next annual period, and policies may be cancelled at any time at the discretion of the policyholder. Contract terms often provide that rates for property, general liability, inland marine and crime coverages, as well as policy terms and conditions, are fixed for the term of the policy. The general liability exposure basis may be audited annually. Commercial auto, workers’ compensation, professional liability and most umbrella liability coverages within multi-year packages are rated at each of the policy’s annual anniversaries for the next one-year period. The annual pricing could incorporate rate changes approved by state insurance regulatory authorities between the date the policy was written and its annual anniversary date, as well as changes in risk exposures and premium credits or debits relating to loss experience, competition and other underwriting judgment factors. We estimate that approximately 75 percent of 2007 commercial premiums were subject to annual rating or were written on a one-year policy term.
In our experience, multi-year packages are somewhat less price sensitive for the quality-conscious insurance buyers who we believe are typical clients of our independent agents. Customized insurance programs on a three-year term complement the long-term relationships these policyholders typically have with their agents and with the company. By reducing annual administrative efforts, multi-year policies lower expenses for our company and for our agents. The commitment we make to policyholders encourages long-term relationships and reduces their need to annually re-evaluate their insurance carrier or agency. We believe that the advantages of three-year policies in terms of improved policyholder convenience, increased account retention and reduced administrative costs outweigh the potential disadvantage of these policies, even in periods of rising rates.
Our personal lines policies are offered on a one-year term, except homeowner policies in three states that represent less than one percent of total personal lines premium volume. Competitive advantages of our personal lines coverages include our credit structure and customizable endorsements for both the personal auto and homeowner policies. A newly introduced personal auto policy endorsement is replacement cost coverage for newly purchased vehicles. Popular homeowner endorsements include replacement cost for contents, inflation guard, identity theft expense coverage and advocacy services, flexible water damage coverages and enhanced replacement cost coverage for older homes.
Technology Solutions
We seek to employ technology solutions and business process improvements that complement our core values of local underwriting decisions, strong relationships with our independent agencies and superior claims service.
In recent years, we have made significant investments in state-of-the-art information technology platforms, systems and Internet-based applications to:
•	allow our agencies and our field and headquarters associates to collaborate more efficiently,

Cincinnati Financial Corporation - 2007 Annual Report on 10-K - Page 4

•	provide our agencies the ability to access our systems and client data to process business transactions from their offices,
•	automate our internal processes so our associates can spend more time serving agents and policyholders, and
•	reduce duplication and make our processes more efficient to reduce company and agency costs.
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
Commercial Lines Technology — WinCPP® is our commercial lines premium quoting system. WinCPP is available in all of our agency locations in 32 of the 34 states in which we actively market insurance and provides quoting capabilities for nearly 100 percent of our new and renewal commercial lines business. In 2008, we plan to introduce WinCPP in our newest states — Washington and New Mexico. WinCPP provides a real-time agency interface, CinciBridge™, which allows automated movement of key underwriting data from an agent’s management system to WinCPP, reducing agents’ data entry and allowing seamless quoting and rating capabilities.
Many small business accounts written as Businessowners Policies (BOP) and Dentist’s Package Policies (DBOP) are eligible to be issued at our agency locations through our Web-based e-CLAS® policy processing system. (A businessowners policy combines property, liability and business interruption coverages for small businesses.) e-CLAS provides full policy lifecycle transactions including: quoting, issuance, policy changes, renewal processing and policy printing at the agency location. These features make it easier and more efficient for our agencies to issue and service these policies. At year-end 2007, e-CLAS was in use in 17 states representing 85 percent of our BOP and DBOP premiums, which are included in the specialty packages commercial line of business. We continue to roll out e-CLAS to additional states for these policy types, including two new states since the beginning of 2008. e-CLAS also utilizes CinciBridge to provide real-time agency interface. Our primary long-term technology objective is to complete development of e-CLAS for all of our commercial lines of business.
To respond to agency needs, a direct bill payment option is being made available for commercial lines policyholders. Our first step is to make the direct bill option available for policies issued through e-CLAS. We rolled out this capability to selected agencies in 2007 with full agency rollout in early 2008. Similar direct billing capability for selected commercial policies not issued through e-CLAS is anticipated by the end of 2008 with the intent to offer this capability for all policies as soon as practicable.
Since 2004, we have been streamlining internal processes and achieving operational efficiencies in our headquarters commercial lines operations through deployment of iView™, a policy imaging and workflow system. This system provides online access to electronic copies of policy files, enabling our underwriters to respond to agent requests and inquiries more quickly and efficiently. iView also automates internal workflows through electronic routing of underwriting and processing work tasks. At year-end 2007, more than 74 percent of in-force non-workers’ compensation commercial lines policy files were administered and stored electronically in iView.
E&S Technology — Cincinnati Specialty Underwriters and CSU Producer Resources employ a Web-based policy administration system to quote, bind, issue and deliver policies electronically to agents. This system also provides integration to existing document management and data management systems, allowing for straight-through processing of policies and billing.
Personal Lines Technology — Diamond is a real-time personal lines policy processing system, supporting all six of our personal lines of business and allowing once and done processing. Diamond incorporates features frequently requested by our agencies such as direct bill and monthly payment plans, local and headquarters policy printing options, data transfer to and from popular agency management systems and real-time integration with data from third-party sources needed to calculate final premiums such as insurance scores, MVR reports and address verification. At year-end 2007, Diamond was in use in 17 states representing approximately 97.5 percent of our personal lines premium volume. In 2008, we expect to deploy Diamond to agencies in eight additional states. Although we already market personal lines products in Maryland, Montana, New Hampshire, North Carolina and Vermont, we expect agencies in these states to respond favorably to Diamond’s advantages. We also expect to deploy Diamond to agencies in Arizona, South Carolina and Utah, new markets for our personal lines products.
In 2006, we introduced PL-efiles, a policy imaging system, to our personal lines operations. Through year-end 2007, we had transitioned information on current Diamond personal lines policies to PL-efiles and continue to work on imaging older policy information. The transition replaces paper format with electronic copies of policy documents. PL-efiles complements the Diamond system by giving personal lines underwriters and support staff

Cincinnati Financial Corporation - 2007 Annual Report on 10-K - Page 5

online access to policy documents and data that enable them to respond to agent requests and inquiries quickly and efficiently.
Claims Technology — Our property and casualty claims operation has streamlined processes and achieved operational efficiencies through the use of CMS, our claims file management system. Initially deployed in late 2003, CMS allows field and headquarters claims associates to process all reported claims in a virtual claim file. We continue to refine the system to add capabilities to make our associates more effective. During 2006, we issued tablet computers to our field claims representatives. These units allow our claims representatives to view and enter information into CMS from any location, including an insured’s home or agent’s office, and to print claim checks using portable printers. Agency access to selected CMS information was tested in the fourth quarter of 2007, with the full rollout due to be completed in early 2008.
Life Insurance Offerings Strengthen Agency Relationships
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
Excess and Surplus Lines Operation Further Enhances Agency Relationships
In January 2008, we began accepting excess and surplus lines business from Cincinnati’s independent agencies in Georgia, Illinois, Indiana, Ohio and Wisconsin. These agencies have access to The Cincinnati Specialty Underwriters Insurance Company’s product line through CSU Producer Resources, the new, wholly owned insurance brokerage subsidiary of parent-company Cincinnati Financial Corporation. CSU Producer Resources has binding authority on all classes of business written through CSU and maintains appropriate agent and surplus lines licenses to process non-admitted business. CSU and CSU Producer Resources plan to expand into all states except Delaware on an excess and surplus lines basis as the new companies obtain the necessary state regulatory approvals.
We structured our new E&S operations to exclusively serve the needs of the independent agencies that currently market our standard market insurance policies. When all or a portion of a current or potential client’s insurance program requires E&S coverages, those agencies now can write the whole account with Cincinnati, gaining benefits not often found in the broader E&S market.
Producers can submit risks to CSU Producer Resources from a variety of classes, reflecting the mix of accounts Cincinnati agencies currently write in their non-admitted E&S markets. CSU Producer Resources currently markets and underwrites general liability coverages and plans to expand this to include commercial property, multi-peril insurance, miscellaneous professional liability and excess casualty in coming months.
Agency producers have direct access through CSU Producer Resources to our dedicated E&S underwriters, and they also can tap into their agencies’ broader Cincinnati relationships to bring their policyholders services such as experienced and responsive loss control and claims handling. Our new E&S policy administration system delivers electronic copies of policies to producers within minutes of underwriting approval and policy issue. CSU Producer Resources gives extra support to our producers by remitting surplus lines taxes and stamping fees and retaining admitted market affadavits, where required.
CSU was capitalized with $200 million from its parent company, The Cincinnati Insurance Company. That high level of funding underscores our commitment to help our independent agencies. Everything we do to increase their competitive advantages and success also helps us achieve our own long term growth and profitability goals.
Programs, Products and Services to Support Agency Growth
We complement the insurance operations by providing products and services that help attract and retain high-quality independent insurance agencies. When we appoint agencies, we look for organizations with knowledgeable, professional staffs. In turn, we make an exceptionally strong commitment to assist them in keeping their knowledge up to date and educating new people they bring on board as they grow. Numerous activities at our headquarters, in regional and agency locations, and online fulfill this commitment:
•	At our headquarters, we conduct agency management roundtables for agency principals, as well as our regular schedule of commercial lines, personal lines and life insurance agent schools and seminars. These generally focus on Cincinnati product and underwriting information and sales tips. In addition to schools for agents, we make available seats for agents in our structured classroom training for new underwriting

Cincinnati Financial Corporation - 2007 Annual Report on 10-K - Page 6

associates. Agency staff may return to their agencies after the class or stay and become fully grounded in Cincinnati philosophy by serving as an associate for a few years before returning to the agency.
•	Associates travel to regional and agency locations to instruct classes and provide a variety of educational support services. Teams conduct seminars on a variety of topics, such as marketing seminars to promote cross-marketing of our products. Cincinnati associates also co-host client seminars with our agencies on a variety of topics such as risk transfer techniques. These customized programs address liability issues specific to classes of business, such as contractors or dentists.
•	Agency staff can access the Learning Center through CinciLink, our secure agency-only Web site. The Learning Center offers convenient, online courses and Web conferences, including Cincinnati product information, Microsoft® Office topics and general business subjects. Our new producer and customer service representative curricula guide students through a progression of online courses and classroom instruction.
Except travel-related expenses for courses held at our headquarters, most programs are offered at no cost to our agencies. While that approach may be extraordinary in our industry today, the result is quality service for our policyholders and increased success for our independent agencies.
In addition to broad education and training support, we make financial services available through our non-insurance subsidiaries. We believe that providing these services enhances agency relationships with their clients, increasing loyalty while diversifying the agency’s revenues. CFC Investment Company offers equipment and vehicle leases and loans for independent insurance agencies, their commercial clients and other businesses. It also provides commercial real estate loans to help agencies operate and expand their businesses. CinFin Capital Management markets asset management services to agencies and their clients, as well as other institutions, corporations and individuals.
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
We believe that our strong surplus position and superior insurer financial strength ratings are clear, competitive advantages in the segment of the insurance marketplace that our agents serve. Our financial strength supports the consistent, predictable performance that our policyholders, agents, associates and shareholders have always expected and received, and it must be able to withstand significant challenges. We seek to ensure that our performance remains consistent and predictable by aligning agents’ interests with those of the company, giving them outstanding service and compensation and earning their best business by enhancing their ability to serve the businesses and individuals in their communities.
As of February 29, 2008, financial strength ratings were unchanged from those reported for our standard market property casualty and life operations in our 2006 Annual Report on Form 10-K. As of December 21, 2007, our new excess and surplus lines subsidiary was awarded its first financial strength rating, an A (Excellent) with a stable outlook, from A.M. Best.

	Parent	Standard Market Property
	Company	Casualty Insurance			Life Insurance			Excess and Surplus
	Senior Debt	Subsidiaries Financial			Subsidiary Financial			Subsidiary Financial
	Rating	Strength Ratings			Strength Ratings			Strength Ratings			Outlook

				Rating			Rating			Rating
				Tier			Tier			Tier
A. M. Best Co.	aa-	A++	Superior	1 of 16	A+	Superior	2 of 16	A	Excellent	3 of 16	Stable
Fitch Ratings	A+	AA	Very Strong	4 of 21	AA	Very Strong	4 of 21	—	—	—	Stable
Moody’s Investors Services	A2	Aa3	Excellent	4 of 12	—	—	—	—	—	—	Stable
Standard & Poor’s Ratings Services	A	AA-	Very Strong	4 of 21	AA-	Very Strong	4 of 21	—	—	—	Stable

•	A.M. Best Co. — On May 21, 2007, A.M. Best affirmed its financial strength rating (FSR) of A++ (Superior) for our standard market property casualty group, citing its superior risk-adjusted capitalization, very strong operating performance, network of independent agents and strong overall underwriting results despite challenges to achieve profitability in the homeowner line of business. A.M. Best also affirmed its issuer credit ratings of aa+ for those property casualty insurance subsidiaries. Additionally, A.M. Best affirmed the FSR of A+ (Superior) and the issuer credit rating of aa- for The Cincinnati Life Insurance Company. The outlook for all ratings is stable.
On December 21, 2007, A.M. Best assigned an FSR of A (Excellent) and an issuer credit rating of a to The Cincinnati Specialty Underwriters Insurance Company, our new excess and surplus lines subsidiary. A.M. Best cited an excellent level of risk-adjusted capital and the explicit and implicit support garnered from being part of Cincinnati Financial, somewhat offset by execution risk associated with a new initiative and increased competitiveness in the E&S market. The outlook is stable.

Cincinnati Financial Corporation - 2007 Annual Report on 10-K - Page 7

•	Fitch Ratings — On October 8, 2007, Fitch Ratings affirmed its AA (Very Strong) insurer financial strength ratings for our three standard market property casualty insurance companies and The Cincinnati Life Insurance Company. Fitch said the ratings are based on the strong financial condition of our operating subsidiaries, excellent financial flexibility and successful total return investment strategy. The ratings consider the group’s investment concentration in a small number of common stocks and geographic concentration in Ohio and Midwestern states. The ratings outlook is stable.
•	Moody’s Investors Service — On September 18, 2007, Moody’s Investors Service affirmed its Aa3 insurance financial strength ratings of the standard market property casualty insurance companies. Moody’s said the ratings reflect our solid regional franchise emphasizing superior claims service, our relationship strategy with agents, strong commercial lines profitability, strong risk-adjusted capitalization and substantial holding company liquidity. These ratings consider our investment concentration risk, technology risk and increased competition in small and middle market commercial lines. The outlook is stable.
•	Standard & Poor’s Ratings Services — On July 23, 2007, Standard & Poor’s Ratings Services affirmed the AA- (Very Strong) financial strength ratings and counterparty credit ratings for our standard market property casualty and life insurance companies. Standard & Poor’s cited our very strong distribution channel and low-cost infrastructure, extremely strong capitalization, high degree of financial flexibility and improved operating performance. Offsetting these strengths are a very aggressive investment strategy, underperformance in the homeowner line of business and a relatively high catastrophe exposure. The outlook is stable.
Statutory surplus for our property casualty insurance group was $4.307 billion at year-end 2007, with the ratio of the group’s investments in common stock to statutory surplus at 84.5 percent, in line with our targeted sub-100 percent level. Statutory surplus for our property casualty insurance subsidiary was $4.750 billion at year-end 2006, with the ratio of the group’s investments in common stock to statutory surplus to statutory surplus at 96.7 percent. The life insurance company’s statutory surplus was $477 million at year-end 2007, with the ratio of life insurance company’s investments in common stock to statutory adjusted capital and surplus at 70.6 percent. Life statutory surplus was $479 million at year-end 2006, with the ratio at 88.8 percent.
Cincinnati Life’s statutory adjusted risk-based surplus decreased 8.9 percent to $506 million at year-end 2007, from $556 million a year earlier. Statutory adjusted risk-based surplus as a percentage of liabilities, a key measure of life insurance company capital strength, was 28.5 percent at year-end 2007 compared with an estimated industry average ratio of 10.9 percent. A higher ratio indicates an insurer’s stronger security for policyholders and capacity to support business growth.
At year-end 2007 and 2006, the risk-based capital (RBC) for our property casualty and life operations was exceptionally strong and well above levels that would have required regulatory action.
We continue to review the risk management and capital requirement changes that rating agencies have suggested for our industry. Additionally, we began a formal implementation of enterprise risk management in 2005. Responsibility for enterprise risk management has been assigned at the officer level, supported by a team of representatives from business areas. The team reports to our president, our chief executive officer and our board of directors, as appropriate, on detailed and summary risk assessments, risk metrics and risk plans. Our use of operational audits, strategic plans and departmental business plans, as well as our culture of open communications and our fundamental respect for our code of conduct, continue to help us manage risks on an ongoing basis.
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
For example, through all market and economic cycles we maintain strong insurance company statutory surplus, a solid, conservative reinsurance program, sound reserving practices and low interest rate risk, as well as low debt and strong capital at the parent-company level. Investments at the parent company give us flexibility to support our capitalization policies for the subsidiaries, improve the ability of the insurance companies to write additional premiums and maintain high insurer financial strength ratings for the protection of policyholders.
We believe that our property catastrophe reinsurance program provides adequate protection for large loss events. Our strong capital position would allow the payment of claims if an event exceeded our reinsurance program. Currently participating on our property per risk and casualty per-occurrence programs are Hannover Reinsurance Company, Munich Reinsurance America, Partner Reinsurance Company of the U.S. and Swiss Reinsurance America Corporation and its subsidiaries, all of which have A.M. Best insurer financial strength ratings of A (Excellent) or A+ (Superior). Over the past several years, we also modified policyholder deductibles

Cincinnati Financial Corporation - 2007 Annual Report on 10-K - Page 8

for both commercial and personal lines property coverages to reduce our exposure to a single significant catastrophic event.
Our ratio of property casualty net written premiums to statutory surplus was 0.7 at year-end 2007, 2006 and 2005. This ratio is a common measure of operating leverage used in the property casualty industry. It serves as an indicator of the company’s premium growth capacity. The estimated property casualty industry net written premium to statutory surplus ratio was 0.8 at year-end 2007, 0.9 at year-end 2006 and 1.0 at year-end 2005.
Growing with Our Agencies
One of our primary objectives is to increase our written premiums more rapidly than the industry. We believe our agencies are growing more rapidly than the industry, and we seek to maintain or increase our share of each agency’s business as it grows.
To help us maintain or increase our share within each agency, we are further improving service through the creation of smaller marketing territories that permit our local field marketing representatives to devote more time to each agency relationship. At year-end 2007, we had 106 field marketing territories, up from 102 at the end of 2006 and 100 at the end of 2005. In 2007, we also appointed our first agencies in eastern Washington and New Mexico, our 33rd and 34th states of operation. While we continually study the regulatory and competitive environment in states where we could decide to actively market our property casualty products, we have not announced plans to enter any of those states in the near future.
Another way we seek to increase overall premiums is to expand our agency plant within our current marketing territories. Our objective is to appoint additional sales offices, or points of distribution, each year. We are targeting 65 appointments in 2008.
In measuring progress towards this goal, we include appointment of new agency relationships with Cincinnati (the primary focus of our goal). For those that we believe will produce a meaningful amount of new business premiums, we also include appointment of agencies that merge with a Cincinnati agency and new branch offices opened by existing Cincinnati agencies. We made 66, 55 and 57 new appointments in 2007, 2006 and 2005, respectively. Of these new appointments, 50, 42 and 41, respectively, were new relationships. These new appointments and other changes in agency structures led to a net increase in reporting agency locations of 38 in 2007, 37 in 2006 and 39 in 2005. We are very careful to protect the franchise for current agencies when selecting and appointing new agencies.
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
Superior Claims Service
Our 748 locally based field claims representatives work from their homes, assigned to specific agencies. They respond personally to policyholders and claimants, typically within 24 hours of receiving an agency’s claim report. We believe we have a competitive advantage because of the person-to-person approach and the resulting high level of service that our field claims representatives provide. We also help our agencies provide prompt service to policyholders by giving agencies authority to immediately pay most first-party claims under standard market policies up to $2,500.
Catastrophe response teams are comprised of volunteers from our experienced field claims staff. As hurricanes threaten, these associates travel to strategic locations near the expected impact area. This puts them in position to quickly get to the affected area, set up temporary offices and start calling on policyholders. Cincinnati takes pride in giving our field personnel the tools and authority they need to do their jobs. In times of widespread loss, our field claims representatives confidently and quickly resolve claims, often writing checks for damages on the same day they inspect the loss. CMS introduced new efficiencies that are especially evident during catastrophes. Electronic claim files allow for fast initial contact of policyholders and easy sharing of information between rotating storm teams, headquarters and local field claims representatives.
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
We staff a Special Investigations Unit with former law enforcement and claims professionals who are available to gather facts to uncover potential fraud. While we believe it’s our job to pay what is due under each policy, we also want to prevent false claims from unfairly increasing overall premiums. Our SIU also operates a computer

Cincinnati Financial Corporation - 2007 Annual Report on 10-K - Page 9

forensic lab, using sophisticated software to recover data and mitigating the cost of computer-related claims for business interruption and loss of records.
Loss and Loss Expense Reserves
When claims are made by or against policyholders, any amounts that our property casualty operations pay or expect to pay for covered claims are termed losses. The costs we incur in investigating, resolving and processing these claims are termed loss expenses. Our consolidated financial statements include property casualty loss and loss expense reserves that estimate the costs of not-yet-paid claims incurred through December 31 of each year. The reserves include estimates for claims that have been reported to us plus our estimates for claims that have been incurred but not yet reported called IBNR, along with our estimate for loss expenses associated with processing and settling those claims. We develop the various estimates based on individual claim evaluations and statistical projections. We reduce the loss reserves by an estimate for the amount of salvage and subrogation we expect to recover. For over 10 years, our annual review has led us to report savings from favorable development of loss reserves on prior accident years.
We encourage you to review several sections of the Management’s Discussion and Analysis where we discuss our loss reserves in greater depth. In Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 37, we discuss our process for analyzing potential losses and establishing reserves. In Item 7, Property Casualty Insurance Reserves, Page 65, we review reserve levels, including 10-year development of our property casualty loss reserves.
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
Insurance regulatory and statutory requirements established to protect policyholders from investment risk have always influenced our investment decisions on an individual insurance company basis. After covering both our intermediate and long-range insurance obligations with fixed-maturity investments, we historically used available cash flow to invest in equity securities. Investment in equity securities has played an important role in achieving our portfolio objectives and has contributed significantly to total portfolio net unrealized investment gains of $3.339 billion (pretax) at year-end 2007. We remain committed to our long-term equity focus, which we believe is key to our company’s long-term growth and stability.
Our Segments
Consolidated financial results primarily reflect the results of our four reporting segments. These segments are defined based on financial information we use to evaluate performance and to determine the allocation of assets.
•	Commercial lines property casualty insurance
•	Personal lines property casualty insurance
•	Life insurance
•	Investments
We also evaluate results for our consolidated property casualty operations, which is the total of our commercial lines and personal lines segments. Revenues generated by our consolidated property casualty operations were a lower percent of the total in 2007 and 2006 due to sales of investment assets, which are included in the investments segment results. Revenues, income before income taxes, and identifiable assets for each segment are shown in a table in Item 8, Note 17 of the Consolidated Financial Statements, Page 105. Some of that information also is discussed in this section of this report, where we explain the business operations of each segment. The financial performance of each segment is discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which begins on Page 32.
Commercial Lines Property Casualty Insurance Segment
The commercial lines property casualty insurance segment contributed $2.411 billion of net earned premiums to total revenues and $261 million to income before income taxes in 2007. Commercial lines net earned premiums grew 0.4 percent in 2007, 6.6 percent in 2006 and 6.0 percent in 2005.

Cincinnati Financial Corporation - 2007 Annual Report on 10-K - Page 10

Approximately 95 percent of our commercial lines premiums are written to provide accounts with coverages from more than one of our business lines. As a result, we believe that our commercial lines business is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for our business lines. The seven commercial business lines are:
•	Commercial casualty — Commercial casualty insurance provides coverage to businesses against third-party liability from accidents occurring on their premises or arising out of their operations, including liability coverage for injuries sustained from products sold as well as coverage for professional services, such as dentistry. Specialized casualty policies may include liability coverage for employment practices liability (EPLI), which protects businesses against claims by employees that their legal rights as employees of the company have been violated, and other acts or failures to act under specified circumstances as well as excess insurance and umbrella liability, including personal umbrella written as an endorsement to commercial umbrella coverages. The commercial casualty business line includes liability coverage written on both a discounted and non-discounted basis as part of commercial package policies.
•	Commercial property — Commercial property insurance provides coverage for loss or damage to buildings, inventory and equipment caused by fire, wind, hail, water, theft and vandalism as well as business interruption resulting from a covered loss. Commercial property also includes crime insurance, which provides coverage for losses due to embezzlement or misappropriation of funds by an employee, and inland marine insurance, which provides coverage for a variety of mobile equipment, such as contractor’s equipment, builder’s risk, cargo and electronic data processing equipment. Various property coverages can be written as stand-alone policies or can be added to a package policy. The commercial property business line includes property coverage written on both a non-discounted and discounted basis as part of commercial package policies.
•	Commercial auto — Commercial auto coverages protect businesses against liability to others for both bodily injury and property damage, medical payments to insureds and occupants of their vehicles, physical damage to an insured’s own vehicle from collision and various other perils, and damages caused by uninsured motorists.
•	Workers’ compensation — Workers’ compensation coverage protects employers against specified benefits payable under state or federal law for workplace injuries to employees. We write workers’ compensation coverage in all of our active states except North Dakota, Ohio, Washington and West Virginia, where coverage is provided solely by the state instead of by private insurers. West Virginia plans to allow private insurers to market workers’ compensation beginning in July 2008.
•	Specialty packages — Specialty packages include coverages for property, liability and business interruption tailored to meet the needs of specific industry classes, such as artisan contractors, dentists, garage operators, financial institutions, metalworkers, printers, religious institutions, or smaller, main street businesses. Businessowners policies, which combine property, liability and business interruption coverages for small businesses, are included in specialty packages.
•	Surety and executive risk — This business line includes:
o	Contract and commercial surety bonds, which guarantee a payment or reimbursement for financial losses resulting from dishonesty, failure to perform and other acts.

o	Fidelity bonds, which cover losses that policyholders incur as a result of fraudulent acts by specified individuals or dishonest acts by employees.

o	Director and officer liability insurance, which covers liability for alleged errors in judgment, breaches of duty and wrongful acts related to activities of for-profit or nonprofit organizations. Our director and officer liability policy can optionally include EPLI coverage.
•	Machinery and equipment — Specialized machinery and equipment coverage can provide protection for loss or damage to boilers and machinery, including production and computer equipment, from sudden and accidental mechanical breakdown, steam explosion, or artificially generated electrical current.
Our emphasis is on products that agents can market to small- to mid-size businesses in their communities. Of our 1,327 reporting agency locations, six market only our surety and executive risk products and three market only our personal lines products. The remaining 1,318 locations, located in all 34 states in which we actively market, offer some or all of our standard market commercial insurance products.
In 2007, our 10 highest volume commercial lines states generated 66.7 percent of our earned premiums compared with 67.7 percent in the prior year. Earned premiums in the 10 highest volume states decreased 1.1 percent in 2007 but rose 3.5 percent in the remaining 24 states.

Cincinnati Financial Corporation - 2007 Annual Report on 10-K - Page 11

Commercial Lines Earned Premiums by State

	Reporting agency	Net earned	Percent of	Average premium
(Dollars in millions)	locations	premiums	total earned	per location

Year ended December 31, 2007
Ohio	216	$397	16.5%	$1.8
Illinois	115	234	9.7	2.0
Pennsylvania	77	170	7.0	2.2
Indiana	100	158	6.6	1.6
North Carolina	69	147	6.1	2.1
Virginia	56	119	4.9	2.1
Michigan	95	115	4.8	1.2
Wisconsin	47	94	3.9	2.0
Georgia	66	88	3.7	1.3
Tennessee	37	81	3.5	2.2

Year ended December 31, 2006
Ohio	219	$410	17.1%	$1.9
Illinois	116	238	9.9	2.1
Pennsylvania	75	172	7.2	2.3
Indiana	98	160	6.7	1.6
North Carolina	70	136	5.7	1.9
Michigan	92	124	5.2	1.3
Virginia	55	120	5.0	2.2
Wisconsin	51	96	4.0	1.9
Georgia	62	84	3.5	1.4
Tennessee	37	81	3.4	2.2
Commercial Lines Insurance Marketplace
For commercial lines, our competition for the types and sizes of accounts we typically write in the standard market, predominantly consists of those companies that also distribute through independent agencies. The independent agencies that market our commercial lines products typically represent six to 12 standard market insurance carriers, including both national and regional carriers, some of which may be mutual companies.
Softening market conditions in recent years have blurred the distinctions between national and regional carriers; however, we often observe certain characteristics as we compete within each agency. National and many regional carriers are more likely to appoint a greater number of agencies and focus on specific types of products or certain size accounts. They often seek to take greatest advantage of tools that enhance their efficiency and the ease of doing business with their organization. Time-intensive services may be offered only to larger accounts. They may be less interested in the smaller accounts that require significant attention. Regional carriers are more likely to utilize an agency strategy, focusing on differentiating themselves through relationships and service. They often seek to place decision-making closer to the local market level and have begun to target larger accounts to develop or retain their position within agencies. In our experience, the level of competition varies state by state and region by region, regardless of the mix of carriers represented within a specific agency.
Overall, the softening commercial lines marketplace of the past several years continued to intensify in 2007. Over this period, anecdotal reports of very aggressive pricing have grown in frequency. Over the course of 2007, we saw more situations where underwriting discipline appeared to slip as carriers sought to capture market share. Many carriers appear to be managing the soft market conditions by working aggressively to protect their renewal portfolios.
Personal Lines Property Casualty Insurance Segment
The personal lines property casualty insurance segment contributed $714 million of net earned premiums to total revenues and $43 million to income before income taxes in 2007. Personal lines net earned premiums declined 6.3 percent in 2007 and 5.3 percent in 2006 after rising 1.4 percent in 2005.
We prefer to write personal lines coverage on an account basis that includes both auto and homeowner coverages as well as coverages that are part of our other personal business line. As a result, we believe that our personal lines business is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for three business lines:
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

Cincinnati Financial Corporation - 2007 Annual Report on 10-K - Page 12

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
We market both homeowner and personal auto insurance products through 812 of our 1,327 reporting agency locations in 22 of the 34 states in which we offer standard market commercial lines insurance. We market homeowner products through 21 locations in three additional states (Maryland, North Carolina and West Virginia.) The remaining 494 locations largely are in states where we do not yet actively market these products. A smaller number are those where we have determined, in conjunction with agency management, that our personal lines products are not appropriate for their agencies at this time.
In 2007, our 10 highest volume personal lines states generated 84.9 percent of our earned premiums compared with 84.7 percent in the prior year. Earned premiums in the 10 highest volume states declined 6.5 percent in 2007 and declined 5.2 percent in the remaining states.
Personal Lines Earned Premiums by State

	Reporting agency	Net earned	Percent of	Average premium
(Dollars in millions)	locations	premiums	total earned	per location

Year ended December 31, 2007
Ohio	200	$266	37.3%	$1.3
Georgia	58	61	8.6	1.1
Indiana	71	59	8.3	0.8
Illinois	81	49	6.8	0.6
Alabama	33	37	5.2	1.1
Kentucky	36	37	5.2	1.0
Michigan	64	31	4.4	0.5
Florida	10	23	3.2	2.3
Virginia	22	21	3.0	1.0
Wisconsin	29	20	2.9	0.7

Year ended December 31, 2006
Ohio	204	$285	37.4%	$1.4
Indiana	65	65	8.5	1.0
Georgia	52	63	8.3	1.2
Illinois	76	53	6.9	0.7
Alabama	25	39	5.1	1.6
Kentucky	33	38	5.0	1.2
Michigan	64	36	4.7	0.6
Wisconsin	28	23	3.1	0.8
Florida	10	22	2.9	2.2
Virginia	19	22	2.8	1.2

Personal Lines Insurance Marketplace
In addition to carriers that market through independent agents, our personal lines competition also includes carriers that market through captive agents and direct writers, which our agencies’ clients may investigate independently. The independent agencies that market our personal lines products typically represent four to six standard personal lines carriers.
Over the past several years, we have seen increased competition in the personal lines marketplace, driven by industrywide improvement in results and favorable frequency and severity trends. The increased competition in the past several years also reflected implementation of tiered rating systems by a growing number of carriers. Carriers that have adopted these systems rely on increasingly more data to identify multiple relevant variables to segment the market, including credit-based information.
We expect that competition in the personal auto and homeowner markets will continue to increase over the next 12 to 24 months. Many personal lines carriers have reported strong operating results in the past three years and continue to have healthy capital to support business growth. We believe these carriers are focused on gaining market share through the introduction of new products and services and increased advertising expenditures.
Life Insurance Segment
The life insurance segment contributed $125 million of net earned premiums and $3 million in income before income taxes in 2007. Life insurance segment profitability is discussed in detail in Item 7, Life Insurance Results of Operations, Page 56. Life insurance net earned premiums grew 9.0 percent in 2007, 7.9 percent in 2006 and 5.7 percent in 2005.

Cincinnati Financial Corporation - 2007 Annual Report on 10-K - Page 13

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
Cincinnati Life seeks to become the life insurance carrier of choice for the independent agencies that work with our property casualty operations. We emphasize up-to-date products, responsive underwriting and high quality service as well as competitive commissions. At year-end 2007, approximately 82 percent of our 1,327 property casualty reporting agency locations offered Cincinnati Life’s products to their clients. We also develop life business from 545 other independent life insurance agencies. We are careful to solicit business from these other agencies in a manner that does not conflict with or compete with the marketing and sales efforts of our property casualty agencies.
Life Insurance Business Lines
Four lines of business — term insurance, universal life insurance, worksite products and whole life insurance — account for approximately 91.5 percent of the life insurance segment’s revenues:
•	Term insurance — policies under which a death benefit is payable only if the insured dies during a specific period of time or term. For policies without a return of premium provision, no benefit is payable if the insured survives to the end of the term. For policies with a return of premium provision, a benefit equal to the sum of all paid premiums is payable if the insured survives to the end of the term. While premiums are fixed, they must be paid as scheduled. The proposed insured is evaluated using normal underwriting standards.
•	Universal life insurance — long-duration life insurance policies. Contract premiums are neither fixed nor guaranteed; however, the contract does specify a minimum interest crediting rate and a maximum cost of insurance charge and expense charge. Premiums are not fixed and may be varied by the contract owner. The cash values, available as a loan collateralized by the cash surrender value to withdrawing policyholders, are not guaranteed and depend on the amount and timing of actual premium payments and the amount of actual contract assessments. The proposed insured is evaluated using normal underwriting standards.
•	Worksite products — term insurance, whole life insurance, universal life and disability insurance offered to employees through their employer. Premiums are collected by the employer using payroll deduction. Polices are issued using a simplified underwriting approach and for smaller face amounts than similar, regularly underwritten policies. Worksite insurance products provide our property casualty agency force with excellent cross-serving opportunities for both commercial and personal accounts. Agents report that offering worksite marketing to employees of their commercial accounts provides a benefit to the employees at low cost to the employer. Worksite marketing also connects agents with new customers who may not have previously benefited from receiving the services of a professional independent insurance agent.
•	Whole life insurance — policies that provide life insurance for the entire lifetime of the insured; the death benefit is guaranteed never to decrease and premiums are guaranteed never to increase. While premiums are fixed, they must be paid as scheduled. These policies provide guaranteed cash values that are available as a loan collateralized by the cash surrender value to withdrawing policyholders. The proposed insured is evaluated using normal underwriting standards.
In addition, Cincinnati Life markets:
•	Disability income insurance — provides monthly benefits to offset the loss of income when the insured person is unable to work due to accident or illness.
•	Deferred annuities — provide regular income payments that commence after the end of a specified period or when the annuitant attains a specified age. During the deferral period, any payments made under the contract accumulate at the crediting rate declared by the company but not less than a contract-specified guaranteed minimum interest rate. A deferred annuity may be surrendered during the deferral period for a cash value equal to the accumulated payments plus interest less the surrender charge, if any.
•	Immediate annuities — provide some combination of regular income and lump sum payments in exchange for a single premium. Most of the immediate annuities written by our life insurance segment are purchased by our property casualty companies to settle casualty claims.
Life Insurance Marketplace
Our property casualty agencies comprise the main distribution system for our life insurance segment. While other life insurance carriers continue to expand the use of nontraditional distribution channels, such as banks or direct sales as alternatives to the agency channel, we intend to market solely through independent agencies,

Cincinnati Financial Corporation - 2007 Annual Report on 10-K - Page 14

with an emphasis on enhancing relationships with agencies affiliated with our property casualty insurance operations.
When marketing through our property casualty agencies we have specific competitive advantages:
•	Because our property casualty operations are held in high regard, property casualty agency management is predisposed to consider selling our life products.
•	Marketing efforts for both our property casualty and life insurance businesses are directed by our field marketing department, which assures consistency of communication and operations. Life field marketing representatives are available to meet face-to-face with the agency personnel and their clients as well.
•	The resources of our life headquarters underwriters and other associates are available to the agents and field team to assist in the placement of business. Fewer and fewer of our competitors provide direct, personal support between the agent and the insurance carrier.
We continue to emphasize the cross-serving opportunities of our life insurance, including term and worksite products, for the property casualty agency’s personal and commercial accounts. In both the property casualty and independent life agency distribution systems we enjoy the advantages of offering competitive, up-to-date products, providing close personal attention combining financial strength and stability.
•	We primarily offer products addressing the needs of businesses with key person and buy-sell coverages. We offer personal and commercial clients of our agencies quality, personal life insurance coverage.
•	Term insurance is our largest life insurance product line. We continue to introduce new term products with features our agents indicate are important, such as a return of premium rider and redesigning our underwriting classifications to better meet the needs of the agency’s clients.
Because of our strong capital position, we can offer a competitive product portfolio including guaranteed products, giving our agents a marketing edge. Our life insurance company maintains strong insurer financial strength ratings: A.M. Best — A+ (Superior), Fitch — AA (Very Strong) and Standard & Poor’s — AA- (Very Strong). Our life insurance company has not chosen to establish a Moody’s rating.
Current statutory laws and regulations require life insurance companies to hold redundant reserves, particularly for preferred risk underwriting classes. These redundant reserves, in turn, depress statutory earnings and require a large commitment of capital. Redundant reserves are a significant issue, not just for our life insurance operations, but for all writers of term insurance and universal life with secondary guarantees. However, larger carriers may be able to better absorb or may be able to securitize the statutory reserve strain associated with competitively priced term insurance and universal life with secondary guarantees.
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
Investments Segment
The investment segment contributed $990 million of our total revenues in 2007, primarily from net investment income and realized investment gains and losses from investment portfolios managed for the holding company and each of the operating subsidiaries. After deducting interest credited to contract holders of the life insurance segment, the investments segment contributed $931 million of income before income taxes, or 78.0 percent of our total income before income taxes.
The fair value (market value) of our investment portfolio was $12.198 billion and $13.699 billion at year-end 2007 and 2006, respectively. The cash we generate from insurance operations historically has been invested in three broad categories of investments:
•	Fixed-maturity investments — Includes taxable and tax-exempt bonds and redeemable preferred stocks
•	Equity investments — Includes common and nonredeemable preferred stocks
•	Short-term investments — Primarily commercial paper

	At December 31, 2007		At December 31, 2006
(In millions)	Book value	Fair value	Book value	Fair value

Taxable fixed maturities	$3,265	$3,284	$3,357	$3,389
Tax-exempt fixed maturities	2,518	2,564	2,382	2,416
Common equities	2,715	6,020	2,400	7,564
Preferred equities	260	229	221	235
Short-term investments	101	101	95	95

Total	$8,859	$12,198	$8,455	$13,699

Cincinnati Financial Corporation - 2007 Annual Report on 10-K - Page 15

During 2007 and 2006, sales and market value declines of equity securities more than offset purchases and market value appreciation. Sales of, or reductions in, selected large holdings are discussed below.
We consider insurance department regulations and ratings agency comments, as well as the trend in certain ratios, to determine what portion of new cash flow should be invested in equity securities at the parent and insurance subsidiary levels. Key among these ratios is the property casualty group’s ratio of investments in common stocks to statutory surplus and the parent company’s ratio of investment assets to total assets. At year-end 2007, the ratio of common stock to statutory surplus was 84.5 percent compared with 96.7 percent at year-end 2006. The ratio of investment assets to total assets for the parent company was 28.4 percent at year-end 2007 compared with 31.5 percent at year-end 2006.
Fixed-maturity and Short-term Investments
By maintaining a well diversified fixed-maturity portfolio, we attempt to reduce overall risk. We invest new money in the bond market on a continuous basis, targeting what we believe to be optimal risk-adjusted after-tax yields. Risk, in this context, includes interest rate, call, reinvestment rate, credit and liquidity risk. We do not make a concerted effort to alter duration on a portfolio basis in response to anticipated movements in interest rates. By continuously investing in the bond market, we build a broad, diversified portfolio that we believe mitigates the impact of adverse economic factors. We place a strong emphasis on purchasing current income-producing securities for the insurance companies’ portfolios. Within the fixed-maturity portfolio, we invest in a blend of taxable and tax-exempt securities with an eye toward maximizing credit adjusted after-tax yields. With the exception of U.S. agency paper (government-sponsored entities), no individual issuer’s securities accounted for more than 0.6 percent of the fixed-maturity portfolio at year-end 2007. Our investment portfolio contains no mortgage loans and our fixed-maturity portfolio has no mortgage-backed securities.
Fixed-maturity and Short-term Portfolio Ratings
Our investments in U.S. agency paper and insured municipal bonds over the past several years have led to a significant rise in the percentage of A and higher rated fixed-maturity holdings, based on fair value. The majority of our non-rated securities are tax-exempt municipal bonds from smaller municipalities that chose not to pursue a credit rating. Credit ratings as of December 31 for the fixed-maturity and short-term portfolio were:

	At December 31, 2007		At December 31, 2006
	Fair	Percent	Fair	Percent
(Dollars in millions)	value	to total	value	to total

Moody’s Ratings
Aaa, Aa, A	$4,103	69.0%	$4,039	68.5%
Baa	1,070	17.9	1,086	18.4
Ba	280	4.7	266	4.5
B	105	1.8	122	2.1
Caa	36	0.6	28	0.5
Ca	0	0.0	0	0.0
C	0	0.0	0	0.0
Non-rated	355	6.0	359	6.0

Total	$5,949	100.0%	$5,900	100.0%

Standard & Poor’s Ratings
AAA, AA, A	$3,589	60.3%	$3,631	61.5%
BBB	1,092	18.4	1,044	17.7
BB	258	4.3	310	5.3
B	125	2.1	131	2.2
CCC	33	0.6	10	0.2
CC	0	0.0	0	0.0
C	0	0.0	0	0.0
D	0	0.0	0	0.0
Non-rated	852	14.3	774	13.1

Total	$5,949	100.0%	$5,900	100.0%

Attributes of the fixed-maturity portfolio include:

	Years ended December 31,
	2007		2006

Weighted average yield-to-book value	5.3%		5.3%
Weighted average maturity	8.0	yrs	8.7	yrs
Effective duration	4.8	yrs	5.1	yrs

We discuss the maturity of our fixed-maturity portfolio in Item 8, Note 2 of the Consolidated Financial Statements, Page 93.

Cincinnati Financial Corporation - 2007 Annual Report on 10-K - Page 16

Taxable Fixed-maturities
Our taxable fixed-maturity portfolio (at fair value) includes:
•	$896 million in U.S. agency paper, which is rated AAA by both Moody’s and Standard & Poor’s.
•	$1.874 billion in investment-grade corporate bonds that have a Moody’s rating at or above Baa 3 or a Standard & Poor’s rating at or above BBB-.
•	$287 million in high-yield corporate bonds that have a Moody’s rating below Baa 3 or a Standard & Poor’s rating below BBB-.
•	$227 million in convertible bonds and redeemable preferred stocks.
Our strategy typically is to buy and hold fixed-maturity investments to maturity but we monitor credit profiles and market value movements when determining holding periods for individual securities.
Similar to the equity portfolio, the taxable fixed-maturity portfolio is most heavily concentrated in the financial sector, including banks, brokerage, finance and investment and insurance companies. The financial sector represented 27.5 percent and 27.3 percent, respectively of book value and fair value of the taxable fixed-maturity portfolio at year-end 2007, compared with 27.2 percent and 27.7 percent, at year-end 2006. Although it is our largest concentration in a single sector, we believe our percentage in the financial sector is below average for the corporate bond market as a whole. No other sector or industry accounted for more than 10 percent of the taxable fixed-maturity portfolio.
Tax-exempt Fixed-maturities
We traditionally have purchased municipal bonds focusing on general obligation and essential services bonds, such as sewer, water or others. While no single municipal issuer accounted for more than 1 percent of the tax-exempt municipal bond portfolio at year-end 2007, there are higher concentrations within individual states. Holdings in Illinois, Indiana, Michigan, Ohio and Texas accounted for 62.5 percent of the municipal bond portfolio at year-end 2007.
In recent years, we have purchased insured municipal bonds because of their excellent credit-adjusted after-tax yields. At year-end 2007, bonds representing $2.212 billion, or 87 percent, of the fair value of our municipal portfolio were insured with an average rating of AAA. Because of our emphasis on general obligation and essential services bonds, the underlying rating of our insured municipal bond portfolio is approximately A1. We believe this portion of the portfolio would experience little, if any, fair value adjustment in the event of a ratings downgrade of one or more of the major bond insurers.
Short-term Investments
Our short-term investments consist primarily of commercial paper, demand notes or bonds purchased within one year of maturity. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as taxes. At year-end 2007, we had $101 million in short-term investments.
Equity Investments
Our equity investment portfolio includes both common stocks and nonredeemable preferred stocks. Approximately 82.2 percent of the equity portfolio is made up of a core group of common stocks that we monitor closely to gain an in-depth understanding of their organizations and industries. The portfolio also includes a broader group of smaller positions. The average dividend yield-to-cost for our equity investments was 10.2 percent at year-end 2007 compared with 9.9 percent at year-end 2006.
Common Stocks
At year-end 2007, 32.4 percent of our common stock holdings (measured by fair value) were held at the parent company level. Our common stock investments generally are securities with annual dividend yields that meet or exceed that of the overall market and have the potential for future dividend increases. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. When investing in common stock, we seek to identify a limited group of companies in which we can become well versed. As a corollary, we frequently accumulate sizeable holdings over a period of time. At year-end 2007, we held more than 5 percent of two companies: Fifth Third Bancorp and Piedmont Natural Gas Company.

Cincinnati Financial Corporation - 2007 Annual Report on 10-K - Page 17

At year-end 2007, there were 15 holdings in which we held a fair value of at least $100 million:
Largest Common Stock Holdings

	As of and for the year ended December 31, 2007
				Earned	Earned
	Actual	Fair	Percent of	dividend	dividend to
(Dollars in millions)	cost	value	fair value	income	fair value

Fifth Third Bancorp	$185	$1,691	28.1%	$121	7.2%
The Procter & Gamble Company	206	552	9 .2	10	1.8
Exxon Mobil Corporation	58	484	8 .0	8	1.7
U.S. Bancorp	270	332	5 .5	16	4.8
PNC Financial Services Group, Inc.	62	309	5 .1	12	3.9
AllianceBernstein Holding L.P.	113	295	4 .9	17	5.8
Johnson & Johnson	218	267	4 .5	6	2.2
Wyeth	62	196	3 .3	5	2.6
Wells Fargo & Company	128	194	3 .2	7	3.6
Huntington Bancshares Inc.	188	152	2 .5	4	2.6
Piedmont Natural Gas Company, Inc.	64	147	2 .4	6	4.1
Wachovia Corporation	186	140	2 .3	6	4.3
National City Corporation	132	140	2 .3	16	11.4
Chevron Corporation	56	123	2 .1	3	2.4
General Electric Co.	106	116	1 .9	3	2.6
All other common stock holdings	681	882	14.7	31	3.5

Total	$2,715	$6,020	100.0%	$271

In 2007, the most significant changes in the common stock portfolio were:
•	ExxonMobil — We sold 3.8 million shares of our holding in Exxon Mobil Corporation common stock in 2007. We sold a portion of this holding to try to achieve a higher yield.
•	Fifth Third — We sold 5.5 million shares of our holdings in Fifth Third common stock in 2007. We sold these shares to fund an accelerated share repurchase agreement.
•	FirstMerit — We sold all of our holding in FirstMerit Corporation in 2007. We sold these shares because the investment no longer met our criteria.
•	REITs — We divested the majority of our real estate investment trust holdings in 2007. We believed the fundamentals for this sector no longer supported their valuation.
We sold all of our holdings in Alltel Corporation common stock in 2006. Because of a restructuring that Alltel announced in late 2005, we determined that it no longer met our investment parameters.
Our buy-and-hold strategy, along with our emphasis on a small group of equities and long-term investment horizon has resulted in significant concentrations within the portfolio. These investments have built up substantial accumulated unrealized appreciation over a number of years. At year-end 2007, the largest industry concentrations within our common stock holdings were the financial sector at 56.7 percent of total fair value and the healthcare sector at 10.1 percent.
Nonredeemable Preferred Stocks
We evaluate preferred stocks in a manner similar to the evaluation we make for fixed-maturity investments, seeking attractive relative yields. We generally focus on investment-grade preferred stocks issued by companies that have a strong history of paying common dividends, which provides us with another layer of protection. When possible we seek out preferred stocks that offer a dividend received deduction for income tax purposes.
Additional information regarding the composition of investments is included in Item 8, Note 2 of the Consolidated Financial Statements, Page 93.
Other
We report as “Other” the operations of the parent company, CFC Investment Company, CinFin Capital Management Company (excluding investment activities) and CSU Producer Resources as well as other income of our insurance subsidiary. As of year-end 2007, CFC Investment Company had 2,590 accounts and $92 million in receivables, compared with 2,897 accounts and $108 million in receivables at year-end 2006. As of year-end 2007 and 2006, CinFin Capital had 64 institutional, corporate and individual clients. Assets under management were $977 million at year-end 2007 compared with $960 million at year-end 2006.

Cincinnati Financial Corporation - 2007 Annual Report on 10-K - Page 18

Regulation
State Regulation
The business of insurance primarily is regulated by state law. All of our insurance company subsidiaries are domiciled in the State of Ohio, except The Cincinnati Specialty Underwriters Insurance Company, which is domiciled in the State of Delaware. Each subsidiary is governed by the insurance laws and regulations in its respective state of domicile. We also are subject to state regulatory authorities of all states in which we write insurance. The state laws and regulations that have the most significant effect on our insurance operations and financial reporting are discussed below.
•	Insurance Holding Company Regulation — Our insurance company subsidiaries primarily engage in the property casualty insurance business and secondarily in the life insurance business, both subject to regulation as an insurance holding company system in the subsidiaries’ respective states of domicile. These regulations require that we annually furnish financial and other information about the operations of the individual companies within the holding company system. All transactions within a holding company affecting insurers must be fair and equitable. Notice to the state insurance commissioner is required prior to the consummation of transactions affecting the ownership or control of an insurer and prior to certain material transactions between an insurer and any person or entity in its holding company group. In addition, some of those transactions cannot be consummated without the commissioner’s prior approval.
•	Subsidiary Dividends — All of our insurance company subsidiaries are 100 percent owned by The Cincinnati Insurance Company, which is 100 percent owned by Cincinnati Financial Corporation. The dividend-paying capacity of our insurance company subsidiaries is regulated by the laws of the applicable state of domicile. Under these laws, our insurance subsidiaries must provide a 10-day advance informational notice to the insurance commissioner for the domiciliary state prior to payment of any dividend or distribution to its shareholders. In all cases, ordinary dividends may be paid only from earned surplus, which for the Ohio subsidiaries is the amount of unassigned funds set forth in an insurance subsidiary’s most recent statutory financial statement. For the Delaware subsidiary, it is the amount of available and accumulated funds derived from the subsidiary’s net operating profit of its business and realized capital gains.

The insurance company subsidiaries must give 30 days notice to and obtain prior approval from the state insurance commissioner before the payment of an extraordinary dividend as defined by the state’s insurance code. You can find information about the dividends paid by our insurance subsidiary in 2007 in Item 8, Note 8 of the Consolidated Financial Statements, Page 96.
•	Insurance Operations — All of our insurance subsidiaries are subject to licensing and supervision by departments of insurance in the states in which they do business. The nature and extent of such regulations vary, but generally have their source in statutes that delegate regulatory, supervisory and administrative powers to state insurance departments. Such regulations, supervision and administration of the insurance subsidiaries include, among others, the standards of solvency that must be met and maintained; the licensing of insurers and their agents and brokers; the nature and limitations on investments; deposits of securities for the benefit of policyholders; regulation of policy forms and premium rates; policy cancellations and non-renewals; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; requirements regarding reserves for unearned premiums, losses and other matters; the nature of and limitations on dividends to policyholders and shareholders; the nature and extent of required participation in insurance guaranty funds; the involuntary assumption of hard-to-place or high-risk insurance business, primarily workers’ compensation insurance; and the collection, remittance and reporting of certain taxes and fees.
Legislative and regulatory developments through 2007 added to the uncertainty that already existed for the insurance industry in Florida. In February 2007, we asked our agents that they not send us new business submissions. This request extended to all lines of insurance and other business areas until June 2007 when we resumed accepting new directors and officers, surety, machinery and equipment and life insurance coverages, subject to existing guidelines. We continue not to seek new insurance relationships for our remaining commercial lines and personal lines. This marketing stance remains in force. It did not affect directly policies already in force, which we continue to support and address at renewal, in line with our current underwriting guidelines and in compliance with Florida rules and regulations. In 2007, our written premiums from Florida agencies were 3.2 percent of total written premiums. Our Florida market share was estimated at 0.29 percent in 2006.

On August 24, 2007, the company received administrative subpoenas from the Florida Office of Insurance Regulation seeking documents and testimony concerning insurance for residential risks located in Florida and communications with reinsurers, risk modeling companies, rating agencies and insurance trade associations. We produced documents to respond to the subpoenas. The Office of Insurance Regulation cancelled and has not rescheduled the hearing noticed in the subpoena for October 18, 2007.

Cincinnati Financial Corporation - 2007 Annual Report on 10-K - Page 19

We continue to assess the changing insurance environment in Florida and hope to resume writing our complete portfolio of insurance products in the state as the market stabilizes.
•	Insurance Guaranty Associations — Each state has insurance guaranty association laws under which the associations may assess life and property casualty insurers doing business in the state for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the insurer’s proportionate share of business written by all member insurers in the state. Our insurance subsidiaries incurred a charge of $2 million from guaranty associations in 2007 and received a net refund of $500,000 in 2006. We cannot predict the amount and timing of any future assessments or refunds on our insurance subsidiaries under these laws.
•	Shared Market and Joint Underwriting Plans — State insurance regulation requires insurers to participate in assigned risk plans, reinsurance facilities and joint underwriting associations, which are mechanisms that generally provide applicants with various basic insurance coverages when they are not available in voluntary markets. Such mechanisms are most commonly instituted for automobile and workers’ compensation insurance, but many states also mandate participation in FAIR Plans or Windstorm Plans, which provide basic property coverages. Participation is based upon the amount of a company’s voluntary market share in a particular state for the classes of insurance involved. Underwriting results related to these organizations, which tend to be adverse to our company, have been immaterial to our results of operations.
•	Statutory Accounting — For public reporting, insurance companies prepare financial statements in accordance with GAAP. However, certain data also must be calculated according to statutory accounting rules as defined in the NAIC’s Accounting Practices and Procedures Manual (SAP). While not a substitute for any GAAP measure of performance, statutory data frequently is used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies.
•	Insurance Reserves — State insurance laws require that property casualty and life insurance subsidiaries analyze the adequacy of reserves annually. Our appointed actuaries must submit an opinion that reserves are adequate for policy claims-paying obligations and related expenses.
•	Risk-Based Capital Requirements — The NAIC’s risk-based capital (RBC) requirements for property casualty and life insurers serve as an early warning tool for the NAIC and state regulators to identify companies that may be undercapitalized and may merit further regulatory action. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC for property casualty companies takes into account asset and credit risks but places more emphasis on underwriting factors for reserving and pricing. The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks.
Federal Regulation
Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact. Some of the current and proposed federal measures that may significantly affect our business are discussed below.
•	The Terrorism Risk Insurance Act of 2002 (TRIA) — TRIA was originally signed into law on November 26, 2002, and extended on December 22, 2005, in a revised form, and extended again on December 26, 2007. TRIA provides a temporary federal backstop for losses related to the writing of the terrorism peril in property casualty insurance policies. TRIA now is scheduled to expire December 31, 2014. Under regulations promulgated under this statute, insurers are required to offer terrorism coverage for certain lines of property casualty insurance, including property, commercial multi-peril, fire, ocean marine, inland marine, liability, aircraft, surety and workers’ compensation. In the event of a terrorism event defined by TRIA, the federal government would reimburse terrorism claim payments subject to the insurer’s deductible. The deductible is calculated as a percentage of subject written premiums for the preceding calendar year. Our deductible in 2007 was $388 million (20 percent of 2006 subject premiums) and we estimate it will be $395 million (20 percent of 2007 subject premiums) in 2008.
•	Office of Foreign Asset Control (OFAC) — Subject to an Executive Order signed on September 24, 2001, intended to thwart financing of terrorists and sponsors of terrorism, financial institutions were required to block and report transactions and attempted transactions between their organization and persons and organizations named in a list published by OFAC. We currently use a combination of software, third-party vendor and manual searches to accomplish our transaction blocking and reporting activities.
•	Investment Advisers Act of 1940 — Our subsidiary, CinFin Capital Management Company, operates an investment advisory business and is therefore subject to regulation by the SEC as a registered investment adviser under the Investment Advisers Act of 1940. This law imposes certain annual reporting, recordkeeping, client disclosure and compliance obligations on CinFin Capital Management.

Cincinnati Financial Corporation - 2007 Annual Report on 10-K - Page 20

Item 1A. Risk Factors
Our business involves various risks and uncertainties that may affect achievement of our business objectives. Many of the risks could have ramifications across our integrated business activities. For example, while risks related to setting insurance rates and establishing and adjusting loss reserves are insurance activities, errors in these areas could have an impact on our investment activities, growth and overall results. The following discussion should be viewed as a starting point for understanding the significant risks we face. It is not a definitive summary of their potential impact or of our strategies to manage and control the risks. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Page 32, for a discussion of those strategies.
The risks and uncertainties below are not the only ones we face. There are additional risks and uncertainties that we currently do not believe are material at this time. There also may be risks and uncertainties of which we are not aware. If any risks or uncertainties discussed here develop into actual events, they could have a material adverse effect on our business, financial condition or results of operations. In that case, the market price of our common stock could decline materially.
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
Events or conditions that could diminish our agents’ desire to produce business for us and the competitive advantage that our independent agencies enjoy:
•	Downgrade of the financial strength ratings of our insurance subsidiaries. We believe our strong insurer financial strength ratings, in particular the A++ (Excellent) rating from A.M. Best of our standard market property casualty insurance subsidiaries, are an important competitive advantage. Only 16 other insurance groups, or 1.6 percent of all rated insurance groups, qualify for the A++, A.M. Best’s highest rating. If our property casualty ratings are downgraded, our agents might find it more difficult to market our products or might choose to emphasize the products of other carriers.
•	Concerns that doing business with us is difficult, perceptions that our level of service is no longer a distinguishing characteristic in the marketplace or perceptions that our business practices are not compatible with agents’ business models. This could occur if agents or policyholders believe that we are no longer providing the prompt, reliable personal service that has long been a distinguishing characteristic of our insurance operations.
•	Delays in the development, implementation, performance and benefits of technology projects and enhancements or independent agent perceptions that our technology solutions are inadequate to match their needs.
A reduction in the number of independent agencies marketing our products, the failure of agencies to successfully market our products or the choice of agencies to reduce their writings of our products could affect our results of operations if we are unable to replace them with agencies that produce adequate and profitable premiums.
Further, policyholders may choose a competitor’s product rather than our own because of real or perceived differences in price, terms and conditions, coverage or service. If the quality of the independent agencies with which we do business were to decline, that also might cause policyholders to purchase their insurance through different agencies or channels. Consumers, especially in the personal insurance segments, may increasingly choose to purchase insurance from distribution channels other than independent insurance agents, such as direct marketers.
Please see Item 1, Our Business and Our Strategy, Page 1, for a discussion of our relationships with independent insurance agents.
Our ability to properly underwrite and price risks and increased competition could adversely affect our results.
Our financial condition, cash flow and results of operations depend on our ability to underwrite and set rates accurately for a full spectrum of risks. We establish our pricing based on assumptions regarding the level of losses that will occur within classes of business, geographic regions and other criteria.

Cincinnati Financial Corporation - 2007 Annual Report on 10-K - Page 21

To properly price our products, we must collect and properly analyze data, the data must be sufficient, reliable and accessible, we need to develop appropriate rating methodologies and formulae, and identify and respond to trends quickly. If rates are not accurate, we may not generate enough premiums to offset losses and expenses or we may not be competitive in the marketplace.
Setting appropriate rates could be hampered if a state or states where we write business refuses to allow rate increases that we believe are necessary to cover the risks insured. At least one state requires us to purchase reinsurance from a mandatory reinsurance fund. Such reinsurance funds can create a credit risk for insurers if not adequately funded by the state and, in some cases, the existence of a reinsurance fund could affect the prices charged for our policies. The effect of these and similar arrangements could reduce our profitability in any given period or limit our ability to grow our business.
The insurance industry is cyclical and intensely competitive. From time to time, the insurance industry goes through prolonged periods of intense competition during which it is more difficult to attract new business, retain existing business and maintain profitability. Competition in our insurance business is based on many factors, including:
•	Competitiveness of premiums charged
•	Relationships among carriers, agents, brokers and policyholders
•	Underwriting and pricing methodologies that allow insurers to identify and flexibly price risks
•	Compensation provided to agents
•	Underwriting discipline
•	Terms and conditions of insurance coverage
•	Speed at which products are brought to market
•	Technological innovation
•	Ability to control expenses
•	Adequacy of financial strength ratings by independent ratings agencies such as A.M. Best
•	Quality of services provided to agents and policyholders
•	Claims satisfaction and reputation
If our pricing is incorrect or we are unable to compete effectively because of one or more of these factors, our premium writings could decline and our results of operations and financial condition could be materially adversely affected.
Please see Item 7, Commercial Lines, Personal Lines and Life Insurance Results of Operations, Page 44, Page 51, and Page 56, for a discussion of our competitive position in the insurance marketplace.
Managing technology initiatives and meeting new data security requirements are significant challenges.
While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present short-term cost, implementation and operational risks. In addition, we may have inaccurate expense projections, implementation schedules or expectations regarding the efficacy of the end product. These issues could escalate over time. If we are unable to find and retain employees with key technical knowledge, our ability to develop and deploy key technology solutions could be hampered.
We necessarily collect, use and hold data concerning individuals and businesses with whom we have a relationship. Threats to data security rapidly emerge and change, exposing us to rising costs and competing time constraints to secure our data in accordance with customer expectations and statutory and regulatory requirements. A breach of our security that results in unauthorized access to our data could expose us to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage.
Please see Item 1, Technology Solutions, Page 4 for a discussion of our technology initiatives.
The effects of changes in industry practices and regulations on our business are uncertain.
As industry practices and legal, judicial, regulatory, social and other environmental conditions change, unexpected and unintended issues related to insurance pricing, claims, and coverage, may emerge. These issues may adversely affect our business by impeding our ability to obtain adequate rates for covered risks, extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, unforeseeable emerging and latent claim and coverage issues may not become apparent until some time after we have issued the insurance policies that could be affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued.
Further, the National Association of Insurance Commissioners (NAIC) and state insurance regulators are continually reexamining existing laws and regulations governing insurance companies and insurance holding

Cincinnati Financial Corporation - 2007 Annual Report on 10-K - Page 22

companies, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws and the development of new laws and regulations that affect a variety of financial and nonfinancial components of our business. Any proposed or future legislation or NAIC initiatives, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs.
The effects of such changes could adversely affect our results of operations.
Please see Item 7, Critical Accounting Estimates, Property Casualty and Life Insurance Reserves, Page 37, for a discussion of our reserving practices.
Our loss reserves, our largest liability, are based on estimates and could be inadequate to cover our actual losses.
Our consolidated financial statements are prepared using GAAP. These principles require us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates. For a discussion of the significant accounting policies we use to prepare our financial statements and the material implications of uncertainties associated with the methods, assumptions and estimates underlying our critical accounting policies, please refer to Item 8, Note 1 of the Consolidated Financial Statements, Page 87, and Item 7, Critical Accounting Estimates, Property Casualty and Life Insurance Reserves, Page 37.
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
The estimation process for unpaid loss and loss expense obligations involves uncertainty by its very nature. We continually review the estimates and adjust the reserves as facts regarding individual claims develop, additional losses are reported and new information becomes known. Adjustments due to loss development on prior years are reflected in the calendar year in which they are identified. The process used to determine our loss reserves is discussed in Item 7, Critical Accounting Estimates, Property Casualty and Life Insurance Reserves, Page 37.
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
We have natural catastrophe exposure to:
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
The occurrence of terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. While we do insure terrorism risk in all areas we serve, we have identified our major terrorism exposure as general commercial risks in the metropolitan Chicago area as well as small co-op utilities, small shopping malls and small colleges throughout our 34 active states. Additionally, our life insurance subsidiary could be adversely affected in the event of a terrorist event or an epidemic such as the avian flu, particularly if the epidemic were to affect a broad range of the population beyond just the very young or the very old. Our associate health plan is self-funded and could similarly be affected.
Our results of operations would be adversely affected if the level of losses we experienced over a period of time exceeded our actuarially determined expectations. In addition, our financial condition would be adversely

Cincinnati Financial Corporation - 2007 Annual Report on 10-K - Page 23

affected if we were required to sell securities prior to maturity or at unfavorable prices to pay an unusually high level of loss and loss expenses. Securities pricing might be even less favorable if a number of insurance companies needed to sell securities during a short period of time because of unusually high losses from catastrophic events.
Our geographic concentration ties our performance to business, economic, environmental and regulatory conditions in certain states. We market our property casualty insurance product in 34 states, but our business is concentrated in the Midwest and Southeast. We also have exposure in states where we do not actively market insurance when clients of our independent agencies have business or properties in multiple states.
The Cincinnati Insurance Company also participates in three assumed reinsurance treaties with two reinsurers that spread the risk of very high catastrophe losses among many insurers. In 2008, we have exposure of up to $7 million of assumed losses in three layers, from $1.0 billion to $1.7 billion, from a single event under an assumed reinsurance treaty for Munich Re Group. The other two assumed reinsurance treaties are immaterial.
In the event of a severe catastrophic event or terrorist attack elsewhere in the world, our insurance losses may be immaterial. However, the companies in which we invest might be severely affected, which could affect our financial condition and results of operations. Our reinsurers might experience significant losses, potentially jeopardizing their ability to pay losses we cede to them. A catastrophe or epidemic event also could affect our operations by damaging our headquarters facility or disrupting our associates’ ability to perform their assigned tasks.
Please see Item 7, Critical Accounting Estimates, Property Casualty and Life Insurance Reserves, Page 37, for a discussion of our reserving practices.
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
Prior to 2003, we participated in USAIG, a joint underwriting association of individual insurance companies that collectively functions as a worldwide insurance market for all types of aviation and aerospace accounts. At year-end 2007, 29.8 percent, or $225 million, of our total reinsurance receivables were related to USAIG, primarily for September 11, 2001, events. Although more than 99 percent of the reinsurance recoverables associated with USAIG are backed by securities on deposit, if we are unable to collect these receivables, our financial position and results of operations could be materially affected. We no longer participate in new business generated by USAIG and its members.
Please see Item 7, 2008 Reinsurance Programs, Page 70, for a discussion of our reinsurance treaties.
Our ability to realize our investment objectives could affect our financial condition, our results of operations or cash flows.
We invest premiums received from policyholders and other available cash to generate investment income and capital appreciation, maintaining sufficient liquidity to pay covered claims and operating expenses, service our debt obligations and pay dividends. At year-end 2007, our investment portfolio was $12.198 billion, or 73.3 percent of our total assets. In 2007, our investment segment contributed 21.8 percent of our revenue and 78.0 percent of our total income before income taxes.
Investment income is an important component of our revenues and net income. The ability to achieve our investment objectives is affected by factors that are beyond our control, such as inflation, economic growth, interest rates, world political conditions, terrorism attacks or threats, adverse events affecting other companies in our industry or the industries in which we invest and other widespread unpredictable events. These events may adversely affect the economy generally and could cause our investment income or the value of securities we own to decrease. A significant decline in our investment income could have an adverse effect on our net income, and thereby on our shareholders’ equity and our policyholders’ surplus. For more detailed discussion of risks associated with our investments, please refer to Item 7A, Qualitative and Quantitative Disclosures About Market Risk, Page 73.

Cincinnati Financial Corporation - 2007 Annual Report on 10-K - Page 24

Our investment performance also could suffer because of the types or concentrations of investments, industry groups and/or individual securities in which we choose to invest. Market value changes related to these choices could cause a material change in our financial condition or results of operations.
At year-end 2007, common stock holdings made up 49.4 percent of our investment portfolio. Of those equities, 56.7 percent were in financial sector companies. Adverse news or events affecting equities, and this sector specifically, such as unfavorable developments related to subprime lending, could affect our net income, book value and overall results.
One of our financial sector investments, Fifth Third, accounted for 28.5 percent of our shareholders’ equity at year-end 2007 and dividends earned from our Fifth Third investment were 20.0 percent of our investment income in 2007. Based on 2007 results, a 10 percent change in dividends earned from our Fifth Third holding would result in a $12 million change in pretax investment income and an $11 million change in after-tax earnings. Every $1.00 change in the market price of Fifth Third’s common stock has approximately a 26 cent impact on our book value per share. A 20 percent change in the market price of Fifth Third’s common stock from its year-end 2007 closing price would result in a $338 million change in assets and a $220 million change in after tax unrealized gains.
Because we currently own more than 10 percent of Fifth Third’s outstanding shares and because our CEO serves as a director of Fifth Third, we are limited in the amount of Fifth Third stock we could sell in any given period and the timing of any sale. This limitation could lead us to hold a sizeable position in Fifth Third even if it would no longer meet our investment parameters. This could result in a variety of adverse consequences depending on the reason we had concluded Fifth Third no longer met our investment parameters. For example, if Fifth Third were to stop paying dividends on its common stock, we would not be able to quickly sell a part of our holdings to reinvest in other income-earning investments, which would have a material effect on our results of operations. We also insure property, liability, surety and life insurance exposures for Fifth Third and rely on the bank to service many of our corporate accounts, associate payroll and 401(k) plan.
Please see Item 1, Investments Segment, Page 15, Item 7, Investments Results of Operations, Page 57, and Liquidity and Capital Resources, Page 60, for discussion of our investment activities.
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
Dividends paid to us by our insurance subsidiary are restricted by the insurance laws of Ohio, its domiciliary state. These laws establish minimum solvency and liquidity thresholds and limits. Currently, the maximum dividend that may be paid without prior regulatory approval is limited to the greater of 10 percent of statutory surplus or 100 percent of statutory net income for the prior calendar year, up to the amount of statutory unassigned surplus as of the end of the prior calendar year. Dividends exceeding these limitations may be paid only with prior approval of the Ohio Department of Insurance. Consequently, at times, we might not be able to receive dividends from our insurance subsidiary or we might not receive dividends in the amounts necessary to meet our debt obligations or to pay dividends on our common stock. This could affect our financial position.
Please see Item 1, Regulation, Page 19, and Item 8, Note 8 of the Consolidated Financial Statements, Page 96, for discussion of insurance holding company dividend regulations.
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

Cincinnati Financial Corporation - 2007 Annual Report on 10-K - Page 25

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
Our business depends on our associate’s ability to perform necessary business functions, such as processing new and renewal policies and claims. We increasingly rely on technology and systems to accomplish these business functions in an efficient and uninterrupted fashion. Our inability to access our headquarters facilities or a failure of technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis or affect the accuracy of transactions. If sustained or repeated, such a business interruption or system failure could result in a deterioration of our ability to write and process new and renewal business, serve our agents and policyholders, pay claims in a timely manner, collect receivables or perform other necessary business functions. If our disaster recovery and business continuity plans did not sufficiently consider, address or reverse the circumstances of an interruption or failure, this could result in a materially adverse effect on our operating results and financial condition.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
Cincinnati Financial Corporation owns our headquarters building located on 100 acres of land in Fairfield, Ohio. This building contains approximately 800,000 total square feet. The property, including land, is carried in our financial statements at $68 million as of December 31, 2007, and is classified as land, building and equipment, net, for company use. John J. & Thomas R. Schiff & Co. Inc., a related party, occupies approximately 6,750 square feet (1 percent).
Construction of a 690,000 total square foot underground garage and third office tower at our headquarters building began in early 2005. We estimate a completion date of July 2008 for the project. We believe this estimated $100 million expansion will accommodate our business needs for the foreseeable future. The construction project is on schedule and on budget. As of December 31, 2007, construction costs totaled $86 million, which is classified as land, building and equipment, net, for company use.
Cincinnati Financial Corporation owns the Fairfield Executive Center, which is located on the northwest corner of our headquarters property. This is a four-story office building containing approximately 124,000 square feet. The property is carried in the financial statements at $7 million as of December 31, 2007, and is classified as land, building and equipment, net, for company use. Our subsidiaries occupy approximately 90 percent of the rentable square feet and unaffiliated tenants occupy approximately 10 percent. In 2008, subsidiary operations in this building will relocate to the third officer tower at our headquarters location. Portions of this space will be available for lease during 2008.
In 2007, The Cincinnati Life Insurance Company sold a four-story office building in Springdale, Ohio. The property was carried in the financial statements at $3 million as of December 31, 2006, and was classified as other invested assets. A capital gain of $2 million was realized on the sale of the property.
The Cincinnati Insurance Company owns an unoccupied building on 16 acres of land in Springfield Township, Ohio, approximately six miles from our headquarters. We plan to renovate the 51,000 square foot building to serve as a disaster recovery and backup data processing center at an estimated cost of $26 million. The property, including land, is carried on our financial statements at $3 million as of December 31, 2007, and is classified as land, building and equipment, net, for company use.
Item 3. Legal Proceedings
Neither the company nor any of our subsidiaries is involved in any material litigation other than ordinary, routine litigation incidental to the nature of its business.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders of Cincinnati Financial during the fourth quarter of 2007.

Cincinnati Financial Corporation - 2007 Annual Report on 10-K - Page 26

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Cincinnati Financial Corporation had approximately 12,000 shareholders of record and approximately 46,000 beneficial shareholders as of December 31, 2007. Many of our independent agent representatives and most of the 4,087 associates of our subsidiaries own the company’s common stock. We are unable to accurately quantify those holdings because many are beneficially held.
Our common shares are traded under the symbol CINF on the Nasdaq Global Select Market.

(Source: Nasdaq Global Select Market)		2007				2006
Quarter:	1st	2nd	3rd	4th	1st	2nd	3rd	4th

High close	$45.92	$47.62	$44.79	$44.84	$45.56	$47.01	$48.44	$49.07
Low close	42.24	42.57	36.91	38.37	42.07	41.43	45.93	44.25
Period-end close	42.40	43.40	43.31	39.54	42.07	47.01	48.12	45.31
Cash dividends declared	0.355	0.355	0.355	0.355	0.335	0.335	0.335	0.335
Our ability to pay cash dividends may depend on the ability of our insurance subsidiary to pay dividends to the parent company. The dividend restrictions of our insurance company subsidiaries are discussed in Item 8, Note 8 of the Consolidated Financial Statements, Page 96.
The following summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2007:

			Number of securities remaining
			available for future issuance
	Number of securities to be issued		under equity compensation plan
	upon exercise of outstanding		(excluding securities reflected in
	options, warrants and rights at	Weighted-average exercise price	column (a)) at December 31,
	December 31, 2007	of outstanding options	2007
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,676,202	$36.86	10,560,257

Equity compensation plans not approved by security holders	—	—	—

Total	10,676,202	$36.86	10,560,257

Additional information about stock-based associate compensation granted under our equity compensation plans is available in Item 8, Note 16 of the Consolidated Financial Statements, Page 102.
The board of directors has authorized share repurchases since 1996. We discuss the board authorization in Item 7, Liquidity and Capital Resources, Uses of Capital, Page 64. In 2007, we repurchased a total of 7,454,637 shares.

			Total number of shares	Maximum number of
	Total number	Average	purchased as part of	shares that may yet be
	of shares	price paid	publicly announced	purchased under the
Month	purchased(1)	per share	plans or programs	plans or programs

January 1-31, 2007	0	$0.00	0	6,819,248
February 1-28, 2007	478,267	43.82	478,267	6,340,981
March 1-31, 2007	1,012,808	42.64	1,012,317	5,328,664
April 1-30, 2007	0	0.00	0	5,328,664
May 1-31, 2007	0	0.00	0	5,328,664
June 1-30, 2007	0	0.00	0	5,328,664
July 1-31, 2007	0	0.00	0	5,328,664
August 1-31, 2007	1,522,147	41.42	1,522,147	3,806,517
September 1-30, 2007	405,001	42.18	405,001	3,401,516
October 1-31, 2007	4,000,000	40.02	4,000,000	12,401,516
November 1-30, 2007	55,332	39.99	36,905	12,364,611
December 1-31, 2007	0	0.00	0	12,364,611

Totals	7,473,555	41.02	7,454,637

(1)	Includes 18,918 shares acquired in 2007 primarily in satisfaction of the purchase price due upon exercise of stock options.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 27

On October 24, 2007, we entered into an accelerated share repurchase agreement for 4 million shares. At the same time, the board of directors also expanded the existing repurchase authorization to approximately 13 million shares. Purchases are expected to be made generally through open market transactions. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, pursuant to SEC regulations.
The prior repurchase program for 10 million shares was announced in 2005, replacing a program that had been in effect since 1999. No repurchase program has expired during the period covered by the above table. All of the repurchases reported in the table above were repurchased under our original 2005 program or the expansion announced in October 2007. Neither the 2005 nor 1999 program had an expiration date, but no further repurchases will occur under the 1999 program.
Cumulative Total Return
As depicted in the graph below, the five-year total return on a $100 investment made December 31, 2002, assuming the reinvestment of all dividends, was 34.0 percent for Cincinnati Financial Corporation’s common stock compared with 62.3 percent for the Standard & Poor’s Composite 1500 Property & Casualty Insurance Index and 82.9 percent for the Standard & Poor’s 500 Index.
The Standard & Poor’s Composite 1500 Property & Casualty Insurance Index includes 29 companies: Ace Ltd., Allstate Corporation, AMBAC Financial Group, Berkley (W R) Corporation, Chubb Corporation, Cincinnati Financial Corporation, Commerce Group Inc., Fidelity National Financial Inc., First American Corporation, Hanover Insurance Group Inc., Infinity Property & Casualty Corporation, Landamerica Financial Group, MBIA Inc., Mercury General Corporation, Old Republic International Corporation, Philadelphia Consolidated Holding Corporation, Proassurance Corporation, Progressive Corporation, RLI Corporation, Safeco Corporation, Safety Insurance Group Inc., SCPIE Holdings Inc., Selective Insurance Group Inc., Stewart Information Services, Tower Group Inc., Travelers Companies Inc., United Fire & Casualty Company, XL Capital Ltd. and Zenith National Insurance Corporation.
The Standard & Poor’s 500 Index includes a representative sample of 500 leading companies in a cross section of industries of the U.S. economy. Although this index focuses on the large capitalization segment of the market, it is widely viewed as a proxy for the total market.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 28

Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 29

Item 6. Selected Financial Data

		Years ended December 31,
(In millions except per share data)	2007	2006	2005	2004

Consolidated Income Statement Data
Earned premiums	$3,250	$3,278	$3,164	$3,020
Investment income, net of expenses	608	570	526	492
Realized investment gains and losses	382	684	61	91
Total revenues	4,259	4,550	3,767	3,614
Net income	855	930	602	584

Net income per common share:
Basic	$5.01	$5.36	$3.44	$3.30
Diluted	4.97	5.30	3.40	3.28
Cash dividends per common share:
Declared	1.42	1.34	1.205	1.04
Paid	1.40	1.31	1.162	1.02

Shares Outstanding
Weighted average, diluted	172	175	177	178

Consolidated Balance Sheet Data
Invested assets	$12,261	$13,759	$12,702	$12,677
Deferred policy acquisition costs	461	453	429	400
Total assets	16,637	17,222	16,003	16,107
Loss and loss expense reserves	3,967	3,896	3,661	3,549
Life policy reserves	1,478	1,409	1,343	1,194
Long-term debt	791	791	791	791
Shareholders’ equity	5,929	6,808	6,086	6,249
Book value per share	35.70	39.38	34.88	35.60

Property Casualty Insurance Operations
Earned premiums	$3,125	$3,164	$3,058	$2,919
Unearned premiums	1,562	1,576	1,557	1,537
Loss and loss expense reserves	3,925	3,860	3,629	3,514
Investment income, net of expenses	393	367	338	289
Loss ratio	46.6%	51.9%	49.2%	49.8%
Loss expense ratio	12.0	11.6	10.0	10.3
Expense ratio	31.7	30.8	30.0	29.7
Combined ratio	90.3%	94.3%	89.2%	89.8%

Per share data adjusted to reflect all stock splits and dividends prior to December 31, 2007.
Significant realized gains and one-time charges or adjustments:
2007 — The company sold 3.8 million shares of its holding in Exxon Mobil Corporation common stock. The sale contributed $217 million (pretax) to realized investment gains and revenues and $141 million (after tax), or 81 cents per share, to net income. The company divested the majority of its real estate investment trust holdings. The sales contributed $73 million (pretax) to realized investment gains and revenues and $47 million (after tax), or 27 cents per share, to net income. The company sold 5.5 million shares of its holdings in Fifth Third Bancorp common stock. The sale contributed $64 million (pretax) to realized investment gains and revenues and $42 million (after tax), or 24 cents per share, to net income. The company sold all of its holdings in FirstMerit Corporation common stock. The sale contributed $59 million (pretax) to realized investment gains and revenues and $38 million (after tax), or 22 cents per share, to net income.
2006 — The company sold all of its holdings in Alltel Corporation common stock. The sale contributed $647 million (pretax) to realized investment gains and revenues and $412 million (after tax), or $2.35 per share, to net income.
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
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 30

2003	2002	2001	2000	1999	1998	1997

$2,748	$2,478	$2,152	$1,907	$1,732	$1,613	$1,516
465	445	421	415	387	368	349
(41)	(94)	(25)	(2)	0	65	69
3,181	2,843	2,561	2,331	2,128	2,054	1,942
374	238	193	118	255	242	299

$2.11	$1.33	$1.10	$0.67	$1.40	$1.31	$1.64
2.10	1.32	1.07	0.67	1.37	1.28	1.61

0.90	0.81	0.76	0.69	0.62	0.55	0.50
0.89	0.80	0.74	0.67	0.60	0.54	0.49

178	180	179	181	186	190	188

$12,485	$11,226	$11,534	$11,276	$10,156	$10,296	$8,778
372	343	286	259	226	143	135
15,509	14,122	13,964	13,274	11,795	11,484	9,867
3,415	3,176	2,887	2,473	2,154	2,055	1,937
1,025	917	724	641	885	536	482
420	420	426	449	456	472	58
6,204	5,598	5,998	5,995	5,421	5,621	4,717
35.10	31.43	33.62	33.80	30.35	30.58	25.71

$2,653	$2,391	$2,073	$1,828	$1,658	$1,543	$1,454
1,444	1,317	1,060	920	835	458	442
3,386	3,150	2,894	2,416	2,093	1,979	1,889
245	234	223	223	208	204	199
56.1%	61.5%	66.6%	71.1%	61.6%	65.4%	58.3%
11.6	11.4	10.1	11.3	10.0	9.3	10.1
27.0	26.8	28.2	30.4	28.6	29.6	30.0
94.7%	99.7%	104.9%	112.8%	100.2%	104.3%	98.4%

Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 31

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The purpose of Management’s Discussion and Analysis is to provide an understanding of Cincinnati Financial Corporation’s consolidated results of operations and financial position. Management’s Discussion and Analysis should be read in conjunction with Item 6, Selected Financial Data, Pages 30 and 31, and Item 8, Consolidated Financial Statements and related Notes, beginning on Page 80. We present per share data on a diluted basis unless otherwise noted, and we have adjusted those amounts for all stock splits and stock dividends.
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
Executive Summary
Through The Cincinnati Insurance Company and its local independent agent representatives, Cincinnati Financial Corporation has become one of the 25 largest property casualty insurer groups in the nation, based on premium volume for the approximate 2,000 U.S. stock and mutual insurer groups. We primarily market standard market property casualty insurance products through a select group of independent insurance agencies in 34 states. As we discussed in the business description in Item 1, we believe three key characteristics distinguish our company and allow us to build shareholder value:
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
Among the factors that influence the consolidated results of operations and financial position of the company, we consider our relationships with independent insurance agents to be the most significant. We seek to be an indispensable partner in each agency’s success. To continue to achieve our performance targets, we must maintain these strong relationships, write a significant portion of each agency’s business and attract new agencies that share our business philosophy.
We believe consistently applying our long-term strategies rather than taking short-term actions will allow us to address these challenges. We seek to meet our agents’ needs, with an eye toward solutions and approaches that will give us an advantage for five, 10 or more years. As we appoint new agencies, we are looking to build relationships that lead them to award us a preferred position and a meaningful share of the business they write.
In 2007, we did not achieve some of our objectives for creating shareholder value. For the year, we wrote less new property casualty business than the prior year and market pricing trends led to slightly lower written premiums and put some pressure on our current accident year margins. Nonetheless, we continued to build our company for the long term. Agencies continued to successfully market our products to their better accounts. They gave us $325 million of new property casualty business and helped us maintain the persistency of renewals at more than 90 percent of our accounts. Our equity-focused investment strategy led to another year of record investment income even as declines in the market values of our financial sector common stocks led to lower invested assets and book value.
We look beyond 2007, recognizing the challenges that will face us and with strategies in place to address those challenges. We remain committed to providing a stable market for our agents’ high quality business, underwriting this business carefully and producing steady value for our shareholders, as represented by the board of directors’ recent decision to increase our 2008 indicated annual cash dividend by 9.9 percent, which would mark the 48th consecutive year of increase in that measure. We believe we can achieve above-industry-average growth in written premiums and industry-leading profitability over the long term by building on our proven strategies: strong agency relationships, local underwriting, quality claims service, solid reserves and total return investing.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 32

Over our 57 year history, our growth largely has been driven by increasing our share of the business written by the agencies that market our products, growth of those agencies, appointment of new agencies and our periodic entry into new states. During 2008, we are targeting 65 new agency appointments.
Over the years, we have been able to increase our share of our agencies’ business by making available insurance products that meet the needs of the individuals and businesses in their communities. In recent years, our agents had indicated their interest in having Cincinnati available as a market for commercial accounts that require the flexibility of excess and surplus lines coverage. Preparations that began in early 2007 to initiate excess and surplus lines operations concluded on schedule in December 2007. Our new subsidiary, The Cincinnati Specialty Underwriters Insurance Company, received an A (Excellent) rating from A.M. Best, an independent provider of insurer ratings. As noted in Item 1, Excess and Surplus Lines Operation Further Enhances Agency Relationships, Page 6, our new wholly owned brokerage CSU Producer Resources began marketing excess and surplus lines policies to selected agencies in five states in January 2008.
Below we review highlights of our financial results for the past three years and measures of the success of our efforts to create shareholder value. Detailed discussion of these topics appears in Results of Operations, Page 42, and Liquidity and Capital Resources, Page 60.
Corporate Financial Highlights
Income Statement and Per Share Data

	Twelve months ended December 31,			2007-2006	2006-2005
(Dollars in millions except share data)	2007	2006	2005	Change %	Change %

Income statement data
Earned premiums	$3,250	$3,278	$3,164	(0.9)	3.6
Investment income, net of expenses	608	570	526	6.6	8.4
Realized investment gains and losses (pretax)	382	684	61	(44.1)	1,026.1
Total revenues	4,259	4,550	3,767	(6.4)	20.8
Net income	855	930	602	(8.0)	54.5
Per share data (diluted)
Net income	$4.97	$5.30	$3.40	(6.2)	55.9
Cash dividends declared	1.42	1.34	1.205	6.0	11.2

Weighted average shares outstanding	172,167,452	175,451,341	177,116,126	(1.9)	(0.9)
Revenues in 2007 and 2006 were significantly higher than in 2005. Both years reflected significant net realized investment gains from sales of common stock holdings. In both years, rising pretax investment income offset the slowing growth rate of consolidated property casualty earned premiums.
Net income and net income per share declined slightly in 2007 from a record level in 2006. The most significant factors contributing to net income are:
•	Underwriting profit or loss — The consolidated property casualty underwriting profit rose in 2007 because of lower catastrophe losses and a higher level of savings from favorable development on prior period reserves. In 2006, underwriting profit was below the prior year due to higher catastrophe losses and a lower level savings from favorable development of prior period reserves as well as higher underwriting expenses. These factors are discussed in more detail in the Results of Operations beginning on Page 42.

•	Realized investment gains or losses — Realized investment gains and losses are integral to our financial results over the long term. We have substantial discretion in the timing of investment sales and, therefore, the gains or losses that will be recognized in any period. That discretion generally is independent of the insurance underwriting process. Also, applicable accounting standards require us to recognize gains and losses from certain changes in fair values of securities and embedded derivatives without actual realization of those gains and losses. As discussed in Investments Segment Results of Operation, Page 57, security sales led to realized investment gains in the past three years:
o	2007 — Raised net income by $245 million, or $1.43 per share. This amount reflected the sale of 3.8 million shares of Exxon Mobil Corporation, the block sale of 5.5 million shares of Fifth Third Bancorp common stock, the sale of our FirstMerit Corporation common stock holdings and the disposition of the majority of our real estate investment trust holdings.

o	2006 — Raised net income by $434 million, or $2.48 per share. This amount reflected the sale of our Alltel Corporation common stock holding.

o	2005 — Raised net income by $40 million, or 23 cents per share.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 33

•	Weighted average shares outstanding may fluctuate from period to period because we regularly repurchase shares under board authorizations and we issue shares when associates exercise stock options. Weighted average shares outstanding on a diluted basis declined 3 million in 2007 and 2 million in 2006.
Cash dividends declared per share rose 6.0 percent and 11.2 percent in 2007 and 2006.
Balance Sheet Data and Performance Measures

	At December 31,	At December 31,	At December 31,
(Dollars in millions except share data)	2007	2006	2005

Balance sheet data
Invested assets	$12,261	$13,759	$12,702
Total assets	16,637	17,222	16,003
Short-term debt	69	49	0
Long-term debt	791	791	791
Shareholders’ equity	5,929	6,808	6,086
Book value per share	35.70	39.38	34.88
Debt-to-capital ratio	12.7%	11.0%	11.5%

		Years ended December 31,
	2007	2006	2005

Performance measures
Comprehensive income	$(368)	$1,057	$99
Return on equity	13.4%	14.4%	9.8%
Return on equity based on comprehensive income	(5.8)	16.4	1.6

Invested assets and total assets declined in 2007, primarily due to lower market values of financial sector equity holdings. Invested assets and total assets rose in 2006 on new investments and appreciation in the equity portfolio.
Comprehensive income is net income plus the year-over-year difference in unrealized gains on investments. Comprehensive income moved in concert with the changes in unrealized investment gains over the three-year period. Unrealized investment gains declined in 2007 because of lower market values of our financial sector holdings, after rising in 2006. Unrealized gains were lower in 2005 primarily due to a decline in the market value of our Fifth Third investment.
Return on equity in 2007 declined slightly due to lower realized gains on investments after rising in 2006 due to higher realized gains on investments. Return on equity based on comprehensive income declined in 2007 because of lower comprehensive income due to lower unrealized investment gains. It rose in 2006 due to the increase in accumulated other comprehensive income.
Our ratio of long-term debt to capital (long-term debt plus shareholders’ equity) rose in 2007 after declining in 2006. The increase in 2007 was due to share repurchase and lower unrealized gains, which primarily reflected the lower market values of our financial sector equity holdings.
Property Casualty Highlights

		Years ended December 31,		2007-2006	2006-2005
(Dollars in millions)	2007	2006	2005	Change %	Change %

Property casualty highlights
Written premiums	$3,117	$3,178	$3,076	(1.9)	3.3
Earned premiums	3,125	3,164	3,058	(1.2)	3.5
Underwriting profit	304	181	330	68.3	(45.2)
GAAP combined ratio	90.3%	94.3%	89.2%
Statutory combined ratio	90.3	93.9	89.0

The trend in overall written premium growth reflected the competitive and market factors discussed in Item 1, Commercial Lines and Personal Lines Insurance Results of Operations, Page 44and Page 51. Our consolidated property casualty insurance underwriting profit rose in 2007 after declining in 2006, matching the trend in our combined ratio. (The combined ratio is the percentage of each premium dollar spent on claims plus all expenses — the lower the ratio, the better the performance.) 2007 performance was bolstered by lower catastrophe losses and higher savings from favorable development on prior period reserves.
We also measure a variety of non-financial metrics for our property casualty operations. For example, we monitor our rank within our reporting agency locations. In 2006, we ranked No. 1 or No. 2 by premium volume in 74.2 percent of the locations that have marketed our products for more than five years. Other measures include subdivision of territories and new agency appointments. We ended 2007 with 106 field territories, subdividing three new territories and merging one into the surrounding regions. As discussed in Item 1, Growing with Our Agencies, Page 9, we made 66 new agency appointments in 2007, 50 of which were new relationships. These new appointments and other changes in agency structures led to a net increase in reporting agency locations of 38 in 2007.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 34

Agent satisfaction with our technology solutions is, and will continue to be, a requirement for maintaining our strong relationships with these agencies. In 2007, we made additional progress in implementing technology solutions that we believe should make it easier for agencies to do business with us. Among other 2007 milestones, we deployed our new commercial lines policy processing system to agencies in 10 states for use in processing new and renewal businessowners policies, bringing the year-end total to 17 states. We also deployed our personal lines policy processing system in four states, bringing the year-end total to 17 states, and continued to make important upgrades and enhancements.
In each of the past three years, our results have compared satisfactorily to estimated industry results. Industry net written premiums were estimated to decline 1.2 percent in 2007. In 2006, industry premiums were estimated to rise 3.9 percent after no change in 2005. In the past three years, industry premium trends have been obscured by the reinsurance sector, where premiums were estimated to have declined 8.5 percent in 2007, risen 28.1 percent in 2006 and declined 28.2 percent in 2005. The estimated industry average statutory combined ratios were 95.6 percent in 2007, 92.4 percent in 2006 as well as 101.2 percent in 2005 when the 144.9 percent estimated reinsurance sector combined ratio obscured the industry combined ratio.
Measuring Our Success In 2008 And Beyond
Looking into 2008 and beyond, we will continue to measure the success of our strategies:
•	Maintaining our strong relationships with our established agencies, writing a significant portion of each agency’s business and attracting new agencies — In 2008, we expect to continue to rank No. 1 or No. 2 by premium volume in approximately 75 percent or more of the locations that have marketed our products for more than five years, not taking into account any contribution from our excess and surplus lines business. We expect to improve service to our agencies by subdividing one or two field territories in 2008. We also expect to appoint another 65 agencies.

In 2008, we expect to make further progress in our efforts to improve service to and communication with our agencies through our expanding portfolio of software. In particular, we will continue to deploy our commercial lines and personal lines quoting and policy processing systems that allow our agencies and our field and headquarters associates to collaborate on new and renewal business more efficiently and give our agencies choice and control. We discuss our technology plans for 2008 in Item 1, Technology Solutions, Page 4.
•	Achieving above-industry-average growth in property casualty statutory net written premiums and maintaining industry-leading profitability by leveraging our regional franchise and proven agency-centered business strategy — If current commercial lines pricing trends continue into 2008, our net written premiums could decline as much as 5 percent compared with the 1.9 percent decline in 2007.
Overall industry premiums are expected to decline 0.6 percent in 2008, which includes an estimated 5.0 percent decline for the reinsurance sector. Net written premiums for the commercial lines sector are expected to be down 2.3 percent in 2008 while the personal lines sector is expected to grow 1.4 percent. The projected industry average 2008 combined ratio is 98.6 percent.

Our combined ratio estimate for 2008 is 96 percent to 98 percent compared with 90.3 percent in 2007. The year-over-year increase reflects three assumptions:
o	Current accident year loss ratio excluding catastrophe losses — We believe the market trends that contributed to an increase in this ratio in 2007 are continuing and may put the ratio under further pressure in 2008.

o	Catastrophe loss ratio — We assume catastrophe losses could contribute approximately 4.5 percentage points to the full-year 2008 combined ratio. We are aware of the unpredictability of catastrophic events in any given year. Catastrophe losses have made an average contribution of 3.7 percentage points to our combined ratio in the past 10 years, ranging from 2007’s low of 0.8 points to 1998’s high of 6.1 points.

In January and February of 2008, storms affecting our policyholders in the Midwest resulted in at least $36 million of pretax catastrophe losses, which will be included in first-quarter 2008 results. This estimate does not take into account any catastrophe activity that may occur in the remainder of the first quarter of 2008 or potential development from events in prior periods.

o	Savings from favorable development on prior period reserves — To establish this combined ratio estimate, management made the assumption that prior period reserves would develop favorably and that the development would affect the ratio by 4 percentage points. The actual level of development on prior period reserves will be based on sound actuarial analysis.
Economic factors, including Inflation, may increase our claims and settlement expenses related to medical care, litigation and construction. We could see higher than anticipated loss costs related to workers’ compensation and lines of business that provide protection against bodily injury claims. Similarly, higher legal expenses could raise the loss expenses we incur to defend our policyholders and settle complex or disputed claims. We would factor any such higher losses and loss expenses into our pricing and reserve
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 35

calculations, potentially increasing reserves and adjusting rates. Our ability to meet performance targets would depend on our ability to offset the increased losses and loss expenses by promptly effecting rate adjustments or finding other savings and efficiencies, and on our agents’ ability to market at the increased rate.

•	Pursuing a total return investment strategy that generates both strong investment income growth and capital appreciation — In 2008, we estimate the growth rate of investment income may be below the 6.6 percent growth rate in 2007 as financial sector holdings in our portfolio evaluate their dividend levels. We continue to focus on portfolio strategies to balance near-term income generation and long-term book value growth. This outlook considers the anticipated level of dividend income from equity holdings, the investment of insurance operations cash flow and the current portfolio attributes.

We do not establish annual capital appreciation targets. Over the long term, our target is to have the equity portfolio outperform the Standard & Poor’s 500 Index. In 2007, our compound annual equity portfolio return was a negative 16.3 percent, compared with a compound annual total return of 5.5 percent for the Index. Over the five years ended December 31, 2007, our compound annual equity portfolio return was flat compared with a compound annual total return of 12.8 percent for the Index. Our equity portfolio underperformed the market for the five-year period primarily because of the decline in the market value of our holdings of Fifth Third common stock between 2003 and 2007.

•	Increasing the total return to shareholders through a combination of higher earnings per share, growth in book value, increasing dividends and share repurchase — We do not announce annual targets for earnings per share or book value. Over the long term, we look for our earnings per share growth to outpace that of a peer group of national and regional property casualty insurance companies. Long-term book value growth should exceed that of our equity portfolio.

The board of directors is committed to steadily increasing cash dividends, periodically authorizing stock dividends and splits and authorizing share repurchase. In February 2008, the board increased the indicated annual cash dividend rate 9.9 percent, marking the 48th consecutive year of increase in the dividend rate. We believe our record of dividend increases is matched by only 11 other publicly traded corporations. Between January 1 and February 22, 2008, we repurchased 1 million shares under the current board authorization.

Over the long-term, we seek to increase earnings per share, book value and dividends at a rate that would allow long-term total return to our shareholders to exceed that of the Standard & Poor’s Composite 1500 Property Casualty Insurance Index. Over the past five years, our total return to shareholders of 34.0 percent was below the 62.3 percent return for that Index.

•	Maintaining financial strength by keeping the ratio of debt to capital below 15 percent and purchasing reinsurance to provide investment flexibility — Our debt-to-capital ratio rose to 12.7 percent in 2007 because of the decline in shareholders’ equity. Based on our present capital requirements, we do not anticipate a material increase in debt levels during 2007. As a result, we believe our debt-to-capital ratio will remain below 13 percent.

In December 2007, we finalized our property casualty reinsurance program for 2008, updating it to maintain the balance between the cost of the program and the level of risk we retain. Under the new program, our 2008 reinsurance costs are expected to decline slightly due to higher retention levels and moderating rates for certain lines of business. We provide more detail on our reinsurance programs in 2008 Reinsurance Programs, Page 70.
Factors supporting our outlook for 2008 are discussed in the Results of Operations for each of the four business segments.
Critical Accounting Estimates
Cincinnati Financial Corporation’s financial statements are prepared using GAAP. These principles require management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates.
The significant accounting policies used in the preparation of the financial statements are discussed in Item 8, Note 1 of the Consolidated Financial Statements, Page 87. In conjunction with that discussion, material implications of uncertainties associated with the methods, assumptions and estimates underlying the company’s critical accounting policies are discussed below. The audit committee of the board of directors reviews the annual financial statements with management and the independent registered public accounting firm. These discussions cover the quality of earnings, review of reserves and accruals, reconsideration of the suitability of accounting principles, review of highly judgmental areas including critical accounting policies, audit adjustments and such other inquiries as may be appropriate.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 36

Property Casualty Insurance Loss And Loss Expense Reserves
Overview
We establish loss and loss expense reserves for our property casualty insurance business as balance sheet liabilities. These reserves account for unpaid loss and loss expenses as of a financial statement date. Unpaid loss and loss expenses are the estimated amounts necessary to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date.
For some lines of business that we write, a considerable and uncertain amount of time can elapse between the occurrence, reporting and payment of insured claims. The amount we will actually have to pay for such claims also can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. Gross loss and loss expense reserves were $3.925 billion, or 36.7 percent of total liabilities, at year-end 2007, compared with $3.860 billion, or 37.1 percent of total liabilities, at year-end 2006.
How Reserves Are Established
Our field claims representatives establish case reserves when claims are reported to the company to provide for our unpaid loss and loss expense obligation associated with these claims. Experienced headquarters claims supervisors review individual case reserves greater than $35,000 that were established by field claims representatives. Headquarters claims managers also review case reserves greater than $100,000.
Our claims representatives base their case reserve estimates primarily upon case-by-case evaluations that consider:
•	type of claim involved

•	circumstances surrounding each claim

•	policy provisions pertaining to each claim

•	potential for subrogation or salvage recoverable

•	general insurance reserving practices
Case reserves of all sizes are subject to review on a 90-day cycle or more frequently, if new information regarding a loss becomes available. As part of the review process, we monitor industry trends, cost trends, relevant court cases, legislative activity and other current events in an effort to ascertain new or additional loss exposures.
We also establish incurred but not reported (IBNR) reserves to provide for all unpaid loss and loss expenses not accounted for by case reserves. For other than asbestos and environmental claims, we calculate IBNR reserves quarterly by first deriving an actuarially based estimate of the ultimate cost of total loss and loss expenses incurred as of the financial statement date. We then reduce the estimate by total loss and loss expense payments and total case reserves carried as of the financial statement date.
We calculate IBNR reserves for asbestos and environmental claims by deriving an actuarially based estimate of total unpaid loss and loss expenses as of the financial statement date. We then reduce the estimate by total case reserves as of the financial statement date. We discuss the reserve analysis that applies to claims other than asbestos and environmental claims below. We discuss the reserve analysis that applies to asbestos and environmental reserves in Asbestos and Environmental Reserves,
Page 66.
Our actuarial staff applies significant judgment in selecting models and estimating model parameters when preparing reserve analyses. In addition, unpaid loss and loss expenses are inherently uncertain as to timing and amount. Uncertainties relating to model appropriateness, parameter estimates and actual loss and loss expense amounts are referred to as model, parameter and process uncertainty, respectively. Our management and actuarial staff control for these uncertainties in the reserving process in a variety of ways.
Our actuarial staff bases its estimates primarily on the indications of methods and models that analyze accident year data. Accident year is the year in which an insured claim, loss, or loss expense occurred. The specific methods and models that we have used for the past several years are:
•	paid and reported loss development methods

•	paid and reported loss Bornhuetter-Ferguson methods

•	individual and multiple probabilistic trend family models
Our actuarial staff uses diagnostics provided by stochastic reserving software to evaluate the appropriateness of the models and methods listed above. The software’s diagnostics have indicated that the appropriateness of these models and methods for estimating IBNR reserves for our lines of business tends to depend on a line’s tail. Tail refers to the time interval between a typical claim’s occurrence and its settlement. For our long tail lines such as workers’ compensation and commercial casualty, models from the probabilistic trend family tend to provide superior fits and to validate well compared with models underlying the loss development and Bornhuetter-Ferguson methods. The loss development and Bornhuetter-Ferguson methods, particularly the reported loss variations, tend to produce the more appropriate IBNR reserve estimates for our short-tail lines
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 37

such as homeowner and commercial property. For our mid-tail lines such as personal and commercial auto liability, all models and methods provide useful insights.
Our actuarial staff also devotes significant time and effort to the estimation of model and method parameters. The loss development and Bornhuetter-Ferguson methods require the estimation of numerous loss development factors. The Bornhuetter-Ferguson methods also involve the estimation of numerous ultimate loss ratios by accident year. Models from the probabilistic trend family require the estimation of development trends, calendar year inflation trends and exposure levels. Consequently, our actuarial staff monitors a number of trends and measures to gain key business insights necessary for exercising appropriate judgment when estimating the parameters mentioned.
These trends and measures include:
•	company and industry pricing

•	company and industry exposure

•	company and industry loss frequency and severity

•	past large loss events such as hurricanes

•	company and industry premium

•	company in-force policy count

•	average premium per policy
These trends and measures also support the estimation of ultimate accident year loss ratios needed for applying the Bornhuetter-Ferguson methods and for assessing the reasonability of all IBNR reserve estimates computed. Our actuarial staff reviews these trends and measures quarterly and updates them as necessary.
Quarterly, our actuarial staff summarizes its reserve analysis by preparing an actuarial best estimate and a range of reasonable IBNR reserves intended to reflect the uncertainty of the estimate. An inter-departmental committee that includes our actuarial management team reviews the results of each quarterly reserve analysis. The committee establishes management’s best estimate of IBNR reserves, which is the amount that is included in each period’s financial statements. In addition to the information provided by actuarial staff, the committee also considers factors such as the following:
•	large loss activity and trends in large losses

•	new business activity

•	judicial decisions

•	general economic trends such as inflation

•	trends in litigiousness and legal expenses

•	product and underwriting changes

•	changes in claims practices
The determination of management’s best estimate, like the preparation of the reserve analysis that supports it, involves considerable judgment. Changes in reserving data or the trends and factors that influence reserving data may signal fundamental shifts or may simply reflect single-period anomalies. Even if a change reflects a fundamental shift, the full extent of the change may not become evident until years later. Moreover, since our methods and models do not explicitly relate many of the factors we consider directly to reserve levels, we typically cannot quantify the precise impact of such factors on the adequacy of reserves prospectively or retrospectively.
Due to the uncertainties described above, our ultimate loss experience could prove better or worse than our carried reserves reflect. To the extent that reserves are inadequate and increased, the amount of the increase is a charge in the period that the deficiency is recognized, raising our loss and loss expense ratio and reducing earnings. To the extent that reserves are redundant and released, the amount of the release is a credit in the period that the redundancy is recognized, reducing our loss and loss expense ratio and increasing earnings.
Key Assumptions — Loss Reserving
Our actuarial staff makes a number of key assumptions when using their methods and models to derive IBNR reserve estimates. Appropriate reliance on these key assumptions essentially entails determinations regarding the likelihood that statistically significant patterns in historical data will extend into the future. The four most significant of the key assumptions used by our actuarial staff and approved by management are:
•	Emergence of loss and allocated loss expenses on an accident year basis. Historical paid loss, reported loss and paid allocated loss expense data for the business lines we analyze contain patterns that reflect how unpaid losses, unreported losses and unpaid allocated loss expenses as of a financial statement date will emerge in the future on an accident year basis. Unless our actuarial staff or management identifies reasons or factors that invalidate the extension of historical patterns into the future, these patterns can be
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 38

used to make projections necessary for estimating IBNR reserves. Our actuaries significantly rely on this assumption in the application of all methods and models mentioned above.

•	Calendar year inflation. For long-tail and mid-tail business lines, calendar year inflation trends for future paid losses and paid allocated loss expenses will not vary significantly from a stable, long-term average. Our actuaries base reserve estimates derived from probabilistic trend family models on this assumption.

•	Exposure levels. Historical earned premiums, when adjusted to reflect common levels of product pricing and loss cost inflation, can serve as a proxy for historical exposures. Our actuaries require this assumption to estimate expected loss ratios and expected allocated loss expense ratios used by the Bornhuetter-Ferguson reserving methods. They also use this assumption to establish exposure levels for recent accident years, characterized by “green” or immature data, when working with probabilistic trend family models.

•	Claims having atypical emergence patterns. Characteristics of certain subsets of claims, such as high frequency, high severity, or mass tort claims, have the potential to distort patterns contained in historical paid loss, reported loss and paid allocated loss expense data. When testing indicates this to be the case for a particular subset of claims, our actuaries segregate these claims from the data and analyze them separately. Subsets of claims that could fall into this category include hurricane claims, individual large claims and asbestos and environmental claims.
These key assumptions have not changed since 2005, when our actuarial staff began using probabilistic trend family models to estimate IBNR reserves.
Paid losses, reported losses and paid allocated loss expenses are subject to random as well as systematic influences. As a result, actual paid losses, reported losses and paid allocated loss expenses are virtually certain to differ from projections. Such differences are consistent with what specific models for our business lines predict and with the related patterns in the historical data used to develop these models. As a result, management does not closely monitor statistically insignificant differences between actual and projected data.
Reserve Estimate Variability
Management believes that the standard error of a reserve estimate, a measure of the estimate’s variability, provides the most appropriate measure of the estimate’s sensitivity. The reserves we establish depend on the models we use and the related parameters we estimate in the course of conducting reserve analyses. However, the actual amount required to settle all outstanding insured claims, including IBNR claims, as of a financial statement date depends on stochastic, or random, elements as well as the systematic elements captured by our models and estimated model parameters. For the lines of business we write, process uncertainty — the inherent variability of loss and loss expense payments — typically contributes more to the imprecision of a reserve estimate than parameter uncertainty.
Consequently, a sensitivity measure that ignores process uncertainty would provide an incomplete picture of the reserve estimate’s sensitivity. Since a reserve estimate’s standard error accounts for both process and parameter uncertainty, it reflects the estimate’s full sensitivity to a range of reasonably likely scenarios.
The table below provides standard errors and reserve ranges for lines of business that account for 91.6 percent of our loss and loss expense reserves as well as the potential effects on our net income assuming a 35 percent federal tax rate. Standard errors and reserve ranges for assorted groupings of these lines of business cannot be computed by simply adding the standard errors and reserve ranges of the component lines of business, since such an approach would ignore the effects of product diversification. See Range of Reasonable Reserves below for a total reserve range. While the table reflects our assessment of the most likely range within which each line’s actual unpaid loss and loss expenses will fall, one or more lines’ actual unpaid loss and loss expenses could nonetheless fall outside of the indicated ranges.

	Net loss and loss expense range of reserves
	Carried	Low	High	Standard	Net income
(In millions)	reserves	point	point	error	effect

At December 31, 2007
Commercial casualty	$1,565	$1,352	$1,634	$141	$92
Commercial property	121	104	136	16	10
Commercial auto	383	362	395	17	11
Workers’ compensation	777	726	786	30	20
Personal auto	189	173	191	9	6
Homeowners	77	75	88	7	5

At December 31, 2006
Commercial casualty	$1,483	$1,269	$1,542	$136	$88
Commercial property	170	155	181	13	8
Commercial auto	386	374	387	6	4
Workers’ compensation	713	665	724	30	20
Personal auto	206	193	203	5	3
Homeowners	104	100	108	4	3

Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 39

If actual unpaid loss and loss expenses fall within these ranges, our cash flow and fixed maturity investments should provide sufficient liquidity to make the subsequent payments. To date, our cash flow has covered our loss and loss expense payments, and we have never had to sell investments to make these payments. If this were to become necessary, however, our fixed maturity investments should provide us with ample liquidity. At year-end 2007, fixed maturity investments exceeded total insurance reserves (including life policy reserves) by more than $400 million.
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
Asset Impairment
Our fixed-maturity and equity investment portfolios are our largest assets. The company’s asset impairment committee continually monitors the holdings in these portfolios and all other assets for signs of other-than-temporary or permanent impairment. The committee monitors significant decreases in the market value of invested assets, changes in legal factors or in the business climate, an accumulation of costs in excess of the amount originally expected to acquire or construct an asset, uncollectability of all receivable assets, or other factors such as bankruptcy, deterioration of creditworthiness, failure to pay interest or dividends or signs indicating that the carrying amount may not be recoverable.
The application of our impairment policy resulted in other-than-temporary impairment charges and realized investment losses that reduced our income before income taxes by $16 million in 2007 and $1 million in both 2006 and 2005.
Our portfolio managers monitor the status of their assigned portfolios for indications of potential problems that may be possible impairment issues. If a security is trading below book value, the portfolio managers undertake additional reviews. Such declines often occur in conjunction with events taking place in the overall economy and market, combined with events specific to the industry or operations of the issuing organization. Management reviews quantitative measurements such as a declining trend in market value, the extent of the market value decline and the length of time the value of the security has been depressed, as well as qualitative measures such as pending events and issuer liquidity. Generally, these declines in valuation are greater than might be anticipated when viewed in the context of overall economic and market conditions. We provide information regarding valuation of our invested assets in Item 8, Note 2 of the Consolidated Financial Statements, Page 93.
Impairment charges are recorded for other-than-temporary declines in value, if, in the asset impairment committee’s judgment, there is little expectation that the value will be recouped in the foreseeable future. A security valued between 95 percent and 100 percent of book value will not be monitored separately by the committee. These assets generally are at this value because of interest rate-driven factors. All securities valued below 95 percent of book value are reported to the asset impairment committee for evaluation.
When evaluating for other-than-temporary impairments, the committee considers the company’s intent and ability to retain a security for a period adequate to recover its cost. Because of the company’s strong capitalization, management may not impair certain securities even though they are trading below cost. The company can make that determination based on its ability to hold until their scheduled redemption securities that have the potential to recover value. In addition to evaluating the security’s current valuation, the impairment committee reviews objective evidence that indicates the potential for a recovery in value. Information is evaluated regarding the security, such as financial performance, near-term prospects and the financial condition of the region and industry in which the issuer operates.
Securities that have previously been impaired are evaluated based on their adjusted book value and written down further, if deemed appropriate. The decision to sell or write down a security with impairment indications reflects, at least in part, management’s opinion that the security no longer meets the company’s investment objectives. We provide detailed information about securities trading in a continuous loss position at year-end 2007 in Item 7A, Unrealized Investment Gains and Losses, Page 77. An other-than-temporary decline in the fair value of a security is recognized in net income as realized investment losses.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 40

Permanent impairment charges (write-offs) are defined as those for which management believes there is little potential for future recovery, for example, following the bankruptcy of the issuer. A permanent decline in the fair value of a security is written off at the time when facts and circumstances indicate such write-down is warranted, and is reflected in realized investment losses.
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
Key assumptions used in developing the 2007 net pension obligation were a 6.25 percent discount rate and rates of compensation increases ranging from 4 percent to 6 percent. Key assumptions used in developing the 2007 net pension expense were a 5.75 percent discount rate, an 8 percent expected return on plan assets and rates of compensation increases ranging from 4 percent to 6 percent.
In 2007, the net pension expense was $21 million. In 2008, we expect a net pension expense of $19 million, primarily as a result of reduced service costs due to a 0.5 percentage point increase in the discount rate.
Holding all other assumptions constant, a 0.5 percentage point decline in the discount rate would lower our 2008 net income before income taxes by $2 million. Likewise, a 0.5 percentage point decline in the expected return on plan assets would lower our 2008 income before income taxes by $1 million.
The fair value of the plan assets exceeded the accumulated benefit obligation by $9 million at year-end 2007 and $8 million at year-end 2006. The fair value of the plan assets was less than the projected plan benefit obligation by $54 million at year-end 2007 and $58 million at year-end 2006. Market conditions and interest rates significantly affect future assets and liabilities of the pension plan.
Deferred Acquisition Costs
We establish a deferred asset for costs that vary with, and are primarily related to, acquiring property casualty and life insurance business. These costs are principally agent commissions, premium taxes and certain underwriting costs, which are deferred and amortized into income as premiums are earned. Deferred acquisition costs track with the change in premiums. Underlying assumptions are updated periodically to reflect actual experience. Changes in the amounts or timing of estimated future profits could result in adjustments to the accumulated amortization of these costs.
For property casualty policies, deferred acquisition costs are amortized over the terms of the policies. For life policies, acquisition costs are amortized into income either over the premium-paying period of the policies or the life of the policy, depending on the policy type.
Contingent Commission Accrual
Another significant estimate relates to our accrual for property casualty contingent (profit-sharing) commissions. We base the contingent commission accrual estimates on property casualty underwriting results and on supplemental information. Contingent commissions are paid to agencies using a formula that takes into account agency profitability, premium volume and other factors, such as prompt monthly payment of amounts due to the company. Due to the complexity of the calculation and the variety of factors that can affect contingent commissions for an individual agency, the amount accrued can differ from the actual contingent commissions paid. The contingent commission accrual of $102 million in 2007 contributed 3.3 percentage points to the property casualty combined ratio. If contingent commissions paid were to vary from that amount by 5 percent, it would affect 2008 net income by $3 million (after tax), or 2 cents per share, and the combined ratio by approximately 0.2 percentage points.
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
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 41

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
For our most significant separate account, written in 1999, realized gains and losses are retained in the separate account and are deferred and amortized to the contract holder over a five-year period, subject to certain limitations. Upon termination or maturity of this separate account contract, any unamortized deferred gains and/or losses will revert to the general account. In the event this separate account holder were to exchange the contract for the policy of another carrier in 2008, the account holder would pay a surrender charge equal to 2 percent of the contract’s account value. The surrender charge will fall to 1 percent in 2009 and 0 percent in 2010 and beyond.
At year-end 2007, net unamortized realized gains amounted to $1 million. In accordance with this separate account agreement, the investment assets must meet certain criteria established by the regulatory authorities to whose jurisdiction the group contract holder is subject. Therefore, sales of investments may be mandated to maintain compliance with these regulations, possibly requiring gains or losses to be recorded, and charged to the general account. Potentially, losses could be material; however, unrealized losses in the separate account portfolio were less than $6 million at year-end 2007.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is provided in Item 8, Note 1 of the Consolidated Financial Statements, Page 87. We have determined that recent accounting pronouncements have not had nor are they expected to have any material impact on our consolidated financial statements.
Results Of Operations
The consolidated results of operations reflect the operating results of each of our four segments along with the parent company and other non-insurance activities. The four segments are:
•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Life insurance

•	Investments operations
We measure profit or loss for our property casualty and life segments based upon underwriting results (profit or loss), which represent net earned premium less loss and loss expenses and underwriting expenses on a pretax basis. We also frequently evaluate results for our consolidated property casualty insurance operations, which is the total of our commercial lines and personal lines insurance segments. Our consolidated property casualty insurance operations generated an unusually low percent of our total revenues in 2007 and 2006 due to sales of investment assets, which are included in the investments segment results. Underwriting results and segment pretax operating income are not substitutes for net income determined in accordance with GAAP.
For our consolidated property casualty insurance operations as well as the commercial lines and personal lines segments, statutory accounting data and ratios are key performance indicators that we use to assess business trends and to make comparisons to industry results, since GAAP-based industry data generally is not as readily available. We also use statutory accounting data and ratios as key performance indicators for our life insurance operations.
Investments held by the parent company and the investment portfolios for the property casualty and life insurance subsidiaries are managed and reported as the investments segment, separate from the underwriting businesses. Net investment income and net realized investment gains and losses for our investment portfolios are discussed in the Investments Results of Operations.
The calculations of segment data are described in more detail in Item 8, Note 17 of the Consolidated Financial Statements, Page 96. The following sections review results of operations for each of the four segments. Commercial Lines Insurance Results of Operations begins on Page 44, Personal Lines Insurance Results of Operations begins on Page 51, Life Insurance Results of Operations begins on Page 56, and Investments Results of Operations begins on Page 57. We begin with an overview of our consolidated property casualty operations, which is the total of our commercial lines and personal lines segments.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 42

Consolidated Property Casualty Insurance Results Of Operations

	Years ended December 31,			2007-2006	2006-2005
(Dollars in millions)	2007	2006	2005	Change %	Change %

Written premiums	$3,117	$3,178	$3,076	(1.9)	3.3

Earned premiums	$3,125	$3,164	$3,058	(1.2)	3.5
Loss and loss expenses excluding catastrophes	1,806	1,833	1,685	(1.5)	8.8
Catastrophe loss and loss expenses	26	175	127	(85.1)	37.9
Commission expenses	599	596	592	0.4	0.7
Underwriting expenses	375	363	319	3.2	13.9
Policyholder dividends	15	16	5	(5.4)	208.1

Underwriting profit	$304	$181	$330	68.3	(45.2)

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	57.8%	58.0%	55.1%
Catastrophe loss and loss expenses	0.8	5.5	4.1

Loss and loss expenses	58.6	63.5	59.2
Commission expenses	19.2	18.8	19.4
Underwriting expenses	12.0	11.5	10.4
Policyholder dividends	0.5	0.5	0.2

Combined ratio	90.3%	94.3%	89.2%

In addition to the factors discussed in Commercial Lines and Personal Lines Insurance Results of Operations, Page 44 and Page 51, growth and profitability for our consolidated property casualty insurance operations were affected by:
•	Changes in written and earned premiums over the past three years, reflecting growing price competition partially offset by consistently high retention rates. New business written directly by agencies was $325 million, $357 million and $314 million in 2007, 2006 and 2005, respectively. New business levels reflected market conditions for commercial and personal lines as well as the advantages of our agency relationship strategy.

•	Savings from favorable development on prior period reserves improved the combined ratio by 7.7 percentage points in 2007 compared with 3.7 and 5.2 percentage points in 2006 and 2005. These amounts include development on prior period catastrophe loss reserves as discussed below.

•	The adoption of stock option expensing added approximately 0.5 percentage points to the 2007 and 2006 combined ratios.

•	Non-catastrophe weather-related losses — Approximately 1 percentage point of the increase in the 2007 accident year loss and loss expense ratio was due to higher losses from weather events not deemed to be catastrophes, including a few unusually large losses.

•	Catastrophe losses contributed 0.8 percentage points to the combined ratio in 2007, the lowest catastrophe loss ratio for our company since 1991. The ratio compared with 5.5 percentage points in 2006 and 4.1 percentage points in 2005. The following table shows catastrophe losses incurred, net of reinsurance, for the past three years as well as the effect of loss development on prior period catastrophe events. Our 2005 Hurricane Katrina and Rita losses included significant losses associated with commercial accounts with operations extending into states where we do not actively market, as well as losses under three assumed reinsurance treaties.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 43

Catastrophe Losses Incurred

			Years ended December 31,
(In millions, net of reinsurance)			Commercial	Personal
Dates	Cause of loss	Region	lines	lines	Total

2007
Mar. 1-2	Wind, hail, flood	South	$6	$2	$8
Jun. 7-9	Wind, hail, flood	Midwest	4	5	9
Sep. 20-21	Wind, hail, flood	Midwest	2	4	6
Other 2007 catastrophes			14	9	23
Development on 2006 and prior catastrophes			(10)	(10)	(20)

Calendar year incurred total			$16	$10	$26

2006
Mar. 11-13	Wind, hail	Midwest, Mid-Atlantic	$29	$8	$37
Apr. 2-3	Wind, hail	Midwest	12	5	17
Apr. 6-8	Wind, hail	South	13	24	37
Apr. 13-15	Wind, hail	South	4	6	10
Jun. 18-22	Wind, hail, flood	South	3	2	5
Jul. 19-21	Wind, hail, flood	South	4	1	5
Aug. 23-25	Wind, hail, flood	Midwest	5	2	7
Oct. 2-4	Wind, hail, flood	Midwest	7	31	38
Nov. 30 - Dec. 3	Wind, hail, ice, snow	Midwest, South	4	4	8
Other 2006 catastrophes			7	3	10
Development on 2005 and prior catastrophes			1	0	1

Calendar year incurred total			$89	$86	$175

2005
Jan. 4-6	Wind, ice, snow	Midwest, Mid-Atlantic	$0	$1	$1
May 6-12	Wind, hail	Midwest	4	8	12
Jul. 9-11	Hurricane Dennis	South	5	2	7
Aug. 25-26	Hurricane Katrina	South	36	11	47
Sep. 20-24	Hurricane Rita	South	3	0	3
Oct. 24	Hurricane Wilma	South	13	12	25
Nov. 6	Wind, hail	Midwest	2	9	11
Nov. 15-16	Wind	Midwest, South	2	10	12
Other 2005 catastrophes			0	0	0
Development on 2004 and prior catastrophes			11	(2)	9

Calendar year incurred total			$76	$51	$127

The discussions of our property casualty insurance segments provide additional detail regarding these factors.
Commercial Lines Insurance Results Of Operations
Overview — Three-year Highlights
Performance highlights for the commercial lines segment include:
•	Premiums — As competition in our commercial markets continued to increase, our 2007 commercial lines written premiums declined slightly. Softer pricing offset the benefits of our strong agency relationships, healthy policy retention rates, accurate risk classification, and insurance-to-value initiatives. We continue to make deliberate decisions not to write or renew certain business. In this pricing environment we have been careful to maintain our underwriting discipline for both renewal and new business. We believe that our written premium growth rate compares satisfactorily with the average for the overall commercial lines industry, which was estimated to decline 1.5 percent in 2007, after rising 3.5 percent in 2006 and declining 0.4 percent in 2005. Earned premiums remained relatively steady over the period.

•	Combined ratio — Our commercial lines combined ratio was a strong 89.2 percent in 2007. This was better than the 91.3 percent reported in 2006 but higher than the 87.4 percent reported in 2005. The 2007 ratio reflected higher current accident year losses excluding catastrophe losses and higher underwriting expenses. These were more than offset by lower catastrophe losses and higher savings from favorable development on prior period reserves. We continue to focus on sound underwriting fundamentals and seek to obtain adequate premiums per policy. We discuss factors affecting the combined ratio and savings from favorable reserve development by commercial line of business below.

Our commercial lines statutory combined ratio was 89.2 percent in 2007 compared with 90.8 percent in 2006 and 87.1 percent in 2005. By comparison, the estimated industry commercial lines combined ratio was 94.0 percent in 2007, 91.2 percent in 2006 and 99.7 percent in 2005. We believe our results trended differently than the overall industry in part because the industry experienced unusually high catastrophe losses in 2005 and unusually low catastrophe losses in 2006.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 44

Commercial Lines Results

		Years ended December 31,		2007-2006	2006-2005
(Dollars in millions)	2007	2006	2005	Change %	Change %

Written premiums	$2,413	$2,442	$2,290	(1.2)	6.7

Earned premiums	$2,411	$2,402	$2,254	0.4	6.6

Loss and loss expenses excluding catastrophes	1,378	1,377	1,222	0.1	12.7
Catastrophe loss and loss expenses	16	89	76	(81.3)	16.6
Commission expenses	454	444	438	2.0	1.4
Underwriting expenses	287	268	228	7.0	17.8
Policyholder dividends	15	16	5	(5.4)	208.1

Underwriting profit	$261	$208	$285	25.4	(27.0)

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	57.2%	57.3%	54.2%
Catastrophe loss and loss expenses	0.7	3.7	3.4

Loss and loss expenses	57.9	61.0	57.6
Commission expenses	18.8	18.5	19.5
Underwriting expenses	11.9	11.1	10.1
Policyholder dividends	0.6	0.7	0.2

Combined ratio	89.2%	91.3%	87.4%

Growth and Profitability
As the commercial markets have grown more competitive over the past several years, we have focused on leveraging our local relationships and the efforts of our agents and the teams that work with them. We believe that we are maintaining appropriate pricing discipline for both new and renewal business as we emphasize the importance of assessing account quality to our agencies and underwriters.
For new business, our field associates are in our agents’ offices helping to judge the quality of each account, emphasizing the Cincinnati value proposition, calling on prospects with those agents, carefully evaluating risk exposure and working up their best quotes. At year-end 2007, our field marketing representatives reported pricing down about 15 percent to 20 percent on average to write the same piece of new quality business we would have quoted in 2006, the second consecutive year of significant declines in our new business pricing. We believe this reflects the importance carriers are placing on protecting their renewal portfolios.
For renewal business, our headquarters underwriters talk regularly with agents. Our field teams are available to assist the headquarters underwriters by conducting inspections and holding renewal review meetings with agency staff. These activities can help verify that a commercial account retains the characteristics that caused us to write the business initially. For quality risks, our commercial underwriters are offering policyholders the convenience of policy extensions of one and two additional years.
In these conditions, we have needed to use credits more frequently to retain renewals of quality business — the larger the account, the higher the credits, with variations by geographic region and class of business. At year-end 2007, rate declines of 4 percent to 6 percent seemed typical for our renewal business.
We intend to remain a stable market for our agencies’ best business and believe that our case-by-case approach gives us a clear advantage. Our independent agents, field marketing representatives and headquarters underwriters work together to select risks and respond appropriately to local pricing trends. Historically, they have proven capable of balancing risk and price to achieve profitable growth over the longer term.
Staying abreast of evolving market conditions is a critical function, accomplished in both an informal and a formal manner. Informally, our field marketing representatives and underwriters are in constant receipt of market intelligence from the agencies with which they work. Formally, our commercial lines product management group and field marketing associates conduct periodic surveys to obtain competitive intelligence. This market information helps identify the top competitors by line of business or specialty program and also identifies our market strengths and weaknesses. The analysis encompasses pricing, breadth of coverage and underwriting/eligibility issues.
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
In 2007, competition in our markets continued to intensify, and we view this as the most significant factor in the 1.2 percent decline in commercial lines written premiums. Our largest four commercial lines of business reported lower written premiums, led by commercial auto, which is one of the first lines to experience pricing pressure because it often represents the largest portion of insurance costs for many commercial policyholders. In this environment, we will continue to work with our agents to identify quality risks, lower prices to keep our
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 45

best accounts and help our agencies protect their accounts from competition. Agency emphasis on larger accounts, convenience and technology considerations were the primary reasons for a slight decline in the number of our smallest policies.
Other factors contributing to the year-over-year premium differences include the economic slowdown in many regions and higher reinsurance premiums. For commercial accounts, we typically calculate general liability premiums based on sales or payroll volume while we calculate workers’ compensation premiums based on payroll volume. A change in sales or payroll volume generally indicates a change in a business’s exposure to risk.
Economic factors, such as the housing market slowdown, can cause demand for our policyholders’ business services to rise or fall. Changes in demand may cause our policyholders’ sales and payroll volumes to fluctuate. Those fluctuations can have a modest effect on our premium trends. Policyholders that experience sales or payroll volume changes due to economic factors may be purchasers of other types of insurance, such as commercial auto or commercial property, in addition to general liability and workers’ compensation. Premium levels for these other types of policies generally are not linked directly to sales or payroll volumes. In 2007, we estimated that policyholders with a contractor-related ISO general liability code accounted for approximately 43 percent of our general liability premiums, which are included in the commercial casualty line of business, and that policyholders with a contractor-related NCCI workers’ compensation code accounted for approximately 46 percent of our workers’ compensation premiums.
In 2006, strong new business activity, steady policy retention rates and higher premiums per policy led to net written premium growth in all of our commercial lines of business, with commercial auto showing the slowest rate of growth.
Primarily because of the heightened competition, new commercial lines business written directly by agencies declined 11.5 percent to $287 million in 2007 after rising 14.9 percent to a record $324 million in 2006.
We discuss growth by commercial line of business below. Over the past three years, we continued to focus on seeking and maintaining adequate premium per exposure as well as pursuing non-pricing means of enhancing longer-term profitability. Non-pricing means have included deliberate reviews of each risk, seeking to ensure that we identified relevant exposures and offered appropriate coverages, terms and conditions and limits of insurance. We continue to adhere to our underwriting guidelines, to re-underwrite books of business with selected agencies and to update policy terms and conditions, where necessary. In addition, we continue to leverage our strong local presence. Our field marketing representatives meet with local agencies to reaffirm agreements on the extent of frontline renewal underwriting agents will perform. Loss control, machinery and equipment and field claims representatives continue to conduct on-site inspections. Field claims representatives prepare full risk reports on any account reporting a loss above $100,000 or on any risk of concern.
We describe the significant cost components for the commercial lines segment below.
Loss and Loss Expenses (excluding catastrophe losses)
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. The trend in the loss and loss expense ratio excluding catastrophe losses over the past three years reflected competitive market conditions and softer pricing that began in 2005 and continued through 2007, as discussed above. This resulted in a steady increase in the accident year loss and loss expense ratio excluding catastrophe losses to 65.2 percent in 2007 from 61.4 percent in 2006 and 60.3 percent in 2005.
Savings from favorable development on prior period reserves reduced the ratio by 8.4, 4.1 and 5.6 percentage points in 2007, 2006 and 2005, respectively. Particularly for our longer-tail lines, our ultimate loss ratio estimates continue to show the benefits of re-classification and re-pricing initiatives undertaken early in this decade. During the same period, we also made changes to our policy terms, conditions and coverages, to help manage limits or exposures. Further, we also continue to see positive payment and reporting pattern changes, attributable to the implementation of a claims management system and to the use of a claims mediation process that promotes earlier liability settlement resolution.
The rise in the loss and loss expense ratio included a higher contribution from new losses and case reserve increases greater than $250,000. In total, commercial lines new losses and reserve increases greater than $250,000 rose to 23.3 percent of earned premium from 21.3 percent in 2006 and 16.8 percent in 2005. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe the increase was due to a number of factors, including changes in retention levels for our per risk reinsurance programs, case reserve practices for our workers’ compensation business line, natural volatility and general inflationary trends in loss costs, which we continue to monitor. A single large loss in 2005 was insufficiently covered through our facultative reinsurance programs, which increased that year’s loss and loss expenses by $22 million, net of reinsurance, or 1.0 percentage points.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 46

Commercial Lines Losses by Size

		Years ended December 31,		2007-2006	2006-2005
(Dollars in millions)	2007	2006	2005	Change %	Change %

New losses greater than $4,000,000	$4	$0	$23	0.0	nm
New losses $2,000,000-$4,000,000	111	111	34	0.3	225.8
New losses $1,000,000-$2,000,000	90	67	60	34.2	11.2
New losses $750,000-$1,000,000	33	28	20	18.8	36.7
New losses $500,000-$750,000	48	40	32	20.9	22.9
New losses $250,000-$500,000	74	64	59	14.1	7.5
Case reserve development above $250,000	201	201	150	0.3	33.9

Total large losses incurred	561	511	378	10.0	34.3
Other losses excluding catastrophes	502	562	596	(10.6)	(5.7)
Catastrophe losses	16	89	76	(82.3)	16.6

Total losses incurred	$1,079	$1,162	$1,050	(7.0)	10.7

Ratios as a percent of earned premiums:
New losses greater than $4,000,000	0.2%	0.0%	1.1%
New losses $2,000,000-$4,000,000	4.6	4.6	1.5
New losses $1,000,000-$2,000,000	3.7	2.8	2.7
New losses $750,000-$1,000,000	1.4	1.2	0.9
New losses $500,000-$750,000	2.0	1.7	1.4
New losses $250,000-$500,000	3.0	2.7	2.6
Case reserve development above $250,000	8.4	8.3	6.6

Total large loss ratio	23.3	21.3	16.8
Other losses excluding catastrophes	20.8	23.4	26.4
Catastrophe losses	0.7	3.7	3.4

Total loss ratio	44.8%	48.4%	46.6%

Catastrophe Loss and Loss Expenses
Commercial lines catastrophe losses added just 0.7 percentage points to the loss and loss expense ratio in 2007, down from the significantly higher levels of the prior two years.
Commission Expenses
Commercial lines commission expense as a percent of earned premium was relatively stable in 2007 after declining by 1.0 percentage points in 2006. Commission expenses include our profit-sharing, or contingent, commissions, which are calculated on the profitability of an agency’s aggregate property casualty book of Cincinnati business, taking into account longer-term profit and premium volume, with a percentage for prompt payment of premiums and other criteria, and reward the agency’s effort. These profit-based commissions generally fluctuate with our loss and loss expense ratio. Our 2007 contingent commission accrual reflected our estimate of the profit-sharing commissions to be paid to our agencies in early 2008 based largely on each agency’s performance in 2007.
Underwriting Expenses
Non-commission underwriting expenses rose to 11.9 percent of earned premiums in 2007 from 11.1 percent in 2006 and 10.1 percent in 2005. In 2007, slower earned premium growth led to an unfavorable deferred acquisition expense comparison. Further, our excess and surplus lines start-up activities contributed slightly to higher staffing and technology expenses. Reallocation of expenses between our commercial lines and personal lines segments as we refined our data also contributed to the increase in non-commission underwriting expenses. In 2006, higher technology and staffing expenses contributed 1.2 percentage points to the increase, with stock option expense accounting for 0.5 percentage points of that amount. These increases were offset partially by savings in taxes, licenses and fees.
Policyholder Dividends
Policyholder dividend expense was 0.6 percent of earned premium in 2007 compared with 0.7 percent in 2006 and 0.2 percent in 2005.
Line of Business Analysis
Approximately 95 percent of our commercial lines premiums relate to accounts with coverages from more than one of our business lines. As a result, we believe that the commercial lines segment is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for each line. The accompanying accident year loss data provides current estimates of incurred loss and loss expenses and corresponding ratios over the most recent three accident years. Accident year data classifies losses according to the year in which the corresponding loss event occurs, regardless of when the losses are actually reported, recorded or paid.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 47

Commercial Casualty

		Years ended December 31,		2007-2006	2006-2005
(Dollars in millions)	2007	2006	2005	Change %	Change %

Commercial casualty:
Written premiums	$830	$838	$779	(1.0)	7.7
Earned premiums	827	831	759	(0.5)	9.5
Loss and loss expenses incurred	423	440	302	(4.0)	45.8
Loss and loss expense ratio	51.1%	53.0%	39.8%
Loss and loss expense ratio excluding catastrophes	51.1	53.0	39.8
Reserve development impact on loss and loss expense ratio	(18.1)	(12.0)	(22.5)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident year:	2007	2006	2005	2007	2006	2005

as of December 31, 2007	$572	$469	$398	69.2%	56.4%	52.5%
as of December 31, 2006		540	420		64.9	55.4
as of December 31, 2005			473			62.3

Commercial casualty is our largest business line. Commercial casualty net written premiums declined slightly in 2007 as competition intensified in the casualty market. In addition, premiums for this business line can reflect economic trends, including changes in underlying exposures.
The commercial casualty loss and loss expense ratio improved slightly in 2007 after rising in 2006 and remains within the range we consider appropriate. In each of the last three calendar years, the level of favorable development on prior period reserves has been the primary reason for the fluctuations in the loss and loss expense ratio. Factors contributing to the level of favorable development are discussed in Commercial Lines Insurance Segment Reserves, Page 67. In addition to the level of favorable development, the ratio was affected by the substantial rise in 2007 and 2006 of the level of $1 million plus general liability losses compared with the level in 2005. These large losses contributed 6.9 percentage points to the loss and loss expense ratio in 2007, 5.9 percentage points in 2006 and 2.4 percentage points in 2005.
Pricing and normal loss cost inflation accounted for a portion of the deterioration in the accident year loss ratio over the three-year period. In addition, the commercial casualty business line includes some of our longest tail exposures, making initial estimates of accident year loss and loss expenses incurred more uncertain, as we discuss in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 37.
Commercial Property

		Years ended December 31,		2007-2006	2006-2005
(Dollars in millions)	2007	2006	2005	Change %	Change %

Commercial property:
Written premiums	$499	$505	$476	(1.1)	6.1
Earned premiums	497	491	467	1.2	5.1
Loss and loss expenses incurred	241	282	300	(14.6)	(5.9)
Loss and loss expense ratio	48.5%	57.5%	64.2%
Loss and loss expense ratio excluding catastrophes	46.3	43.6	49.3
Reserve development impact on loss and loss expense ratio	(3.9)	0.9	3.5

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident year:	2007	2006	2005	2007	2006	2005

as of December 31, 2007	$260	$274	$287	52.4%	55.7%	61.4%
as of December 31, 2006		278	300		56.6	64.2
as of December 31, 2005			283			60.7

Commercial property is our second largest business line. Commercial property net written premiums declined slightly in 2007 in part due to higher reinsurance premiums. The 2006 growth rate benefited by 1.2 percentage points due to the effect of a $5 million reinsurance reinstatement premium included in 2005 premiums.
The commercial property loss and loss expense ratio excluding catastrophe losses deteriorated in 2007 after improving in 2006. The rise in 2007 reflected the growing impact of softer pricing on our commercial property business line. The improvement in the ratio in 2006 largely was due to the large loss discussed above that added 5.0 percentage points to the 2005 ratio.
Lower catastrophe losses were the primary factor in the decline in the accident year loss ratio over the three-year period.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 48

Commercial Auto

	Years ended December 31,			2007-2006	2006-2005
(Dollars in millions)	2007	2006	2005	Change %	Change %

Commercial auto:
Written premiums	$429	$450	$448	(4.7)	0.3
Earned premiums	440	453	457	(2.9)	(0.9)
Loss and loss expenses incurred	278	278	274	0.2	1.5
Loss and loss expense ratio	63.5%	61.5%	60.1%
Loss and loss expense ratio excluding catastrophes	63.5	60.6	60.0
Reserve development impact on loss and loss expense ratio	(5.8)	(4.6)	(5.0)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident year:	2007	2006	2005	2007	2006	2005

as of December 31, 2007	$304	$284	$274	69.3%	62.7%	60.1%
as of December 31, 2006		300	281		66.1	61.4
as of December 31, 2005			298			65.1

The decline in commercial auto 2007 written premiums reflected the downward pressure exerted by the market on the pricing of commercial accounts. Commercial auto is one of the business lines that we renew and price annually, so market trends may be reflected here more quickly than in other lines. Commercial auto also is generally one of the larger components of the typical package.
The commercial auto loss and loss expense ratio remained within the range we consider appropriate despite the increasing pricing pressures. New losses greater than $1 million contributed 16.5 percentage points to the loss and loss expense ratio in 2007, 11.5 percentage points in 2006 and 8.5 percentage points in 2005. We believe the higher number of commercial auto losses greater than $1 million was due to natural volatility and general inflationary trends in loss costs.
Pricing and normal loss cost inflation were the primary drivers of the deterioration in the accident year loss ratio over the past three years. In each calendar year, the loss and loss expense ratio reflected an increase in the accident-year loss and loss expense ratio that was moderated by favorable development on prior period reserves, a benefit of past re-underwriting efforts, Ohio judicial decisions regarding underinsured/uninsured motorist claims and a favorable frequency trend.
Workers’ Compensation

		Years ended December 31,		2007-2006	2006-2005
(Dollars in millions)	2007	2006	2005	Change %	Change %

Workers’ compensation:
Written premiums	$378	$379	$338	(0.3)	12.1
Earned premiums	373	366	328	1.9	11.4
Loss and loss expenses incurred	316	313	299	1.0	4.7
Loss and loss expense ratio	84.6%	85.4%	90.9%
Loss and loss expense ratio excluding catastrophes	84.6	85.4	90.9
Reserve development impact on loss and loss expense ratio	(2.7)	2.6	12.9

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident year:	2007	2006	2005	2007	2006	2005

as of December 31, 2007	$326	$284	$254	87.3%	77.6%	77.3%
as of December 31, 2006		300	254		82.8	77.4
as of December 31, 2005			256			78.1

In 2007, workers’ compensation written premiums were essentially unchanged after rising significantly in 2006. Workers’ compensation premiums partially reflect the general business economy and related payroll levels. Premiums also benefited from initiatives to modestly expand our workers’ compensation business in selected states. We cannot offer workers’ compensation coverage in Ohio, our highest total property casualty premium volume state, because it is provided solely by the state instead of private insurers.
In 2005, the workers’ compensation loss and loss expense ratio rose to 90.9 percent after remaining steady for several years. The 2005 rise largely was due to reserve strengthening on incurred but not yet reported claims for older accident years to reflect higher trends in medical cost inflation and longer estimated payout periods than originally projected. Since we pay a lower commission rate on workers’ compensation business, this line has a higher loss and loss expense breakeven point than our other commercial business lines. Nonetheless, the ratio remained above our target level over the three-year period.
In 2006, we also reviewed each of our established workers’ compensation case reserves above $100,000 in light of current trends in medical cost inflation and estimated payout periods. The review led to an approximate $60 million increase in case reserves held for specific claims from accident years going back as many as 20 years and the identification of several new losses greater than $1 million. Since we had raised workers’ compensation IBNR reserves in 2005 to reflect trends in medical cost inflation and estimated payout periods, we were able to offset $44 million of the case reserve increases through IBNR reserve decreases.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 49

Pricing and normal loss cost inflation contributed to the increase in the accident year loss and loss expense ratio in 2007. In addition, the workers’ compensation business line includes our longest tail exposures, making initial estimates of accident year loss and loss expenses incurred more uncertain. Favorable development on prior period reserves moderated the effect of the increase in the 2007 accident year loss and loss expense ratio on the corresponding calendar year ratio.
Due to the lengthy payout period of workers’ compensation claims, small shifts in medical cost inflation and payout periods could have a significant effect on our potential future liability compared with our current projections.
Specialty Packages

		Years ended December 31,		2007-2006	2006-2005
(Dollars in millions)	2007	2006	2005	Change %	Change %

Specialty packages:
Written premiums	$146	$144	$138	1.5	4.6
Earned premiums	146	141	137	3.1	3.2
Loss and loss expenses incurred	86	94	92	(7.5)	2.1
Loss and loss expense ratio	59.4%	66.3%	67.0%
Loss and loss expense ratio excluding catastrophes	55.3	54.9	61.8
Reserve development impact on loss and loss expense ratio	0.5	1.6	10.9

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident year:	2007	2006	2005	2007	2006	2005

as of December 31, 2007	$86	$92	$81	58.9%	65.3%	59.1%
as of December 31, 2006		91	80		64.7	58.6
as of December 31, 2005			77			56.1

Specialty packages net written premiums rose in 2007 and 2006. The rollout of our commercial lines policy processing system for Businessowners Policies, which are included in this business line, should help us meet changing agency needs and address pricing, technology and service innovations that other carriers have introduced for similar products in recent years.
The loss and loss expense ratio excluding catastrophe losses and the accident year loss and loss expense ratio remained within the ranges we consider appropriate.
Surety and Executive Risk

	Years ended December 31,			2007-2006	2006-2005
(Dollars in millions)	2007	2006	2005	Change %	Change %

Surety and executive risk:
Written premiums	$102	$97	$85	5.2	15.3
Earned premiums	100	93	80	7.8	16.3
Loss and loss expenses incurred	42	47	27	(11.1)	72.2
Loss and loss expense ratio	41.8%	50.7%	34.2%
Loss and loss expense ratio excluding catastrophes	41.8	50.7	34.2
Reserve development impact on loss and loss expense ratio	1.2	6.3	(5.4)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident year:	2007	2006	2005	2007	2006	2005

as of December 31, 2007	$41	$44	$42	40.6%	47.3%	52.5%
as of December 31, 2006		41	39		44.4	48.3
as of December 31, 2005			32			39.6

Surety and executive risk net written premiums rose in 2007 and 2006. Healthy economic activity in some regions drove the 2006 growth.
Director and officer liability coverage accounted for 62.3 percent of surety and executive risk premiums in 2007 compared with 60.5 percent in 2006 and 57.1 percent in 2005. Our director and officer liability policies are offered primarily to nonprofit organizations, reducing the risk associated with this line of business. Nonprofit organizations accounted for approximately 80 percent of the director and officer liability policies we wrote in 2007. We manage our loss exposure to director and officer liability coverages by writing on claims-made coverage forms, providing limits up to $10 million and purchasing reinsurance.
In addition, our independent agencies market our director and officer liability policies to some clients that are for-profit organizations. At year-end 2007, our in-force director and officer liability policies provided coverage to 30 non-financial publicly traded companies, including two Fortune 1000 companies. We also provided this coverage to approximately 500 banks, savings and loans and other financial institutions. The majority of these financial institution policyholders are smaller community banks, and we believe they have no unusual exposure to credit-market concerns, including subprime mortgages. Only 12 of our bank and savings and loan policyholders have assets greater than $2 billion, including one Fortune 500 company; only 23 have assets between $1 billion and $2 billion; and 52 have assets between $500 million and $1 billion.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 50

The loss and loss expense ratio and reserve development fluctuated significantly over the three years. We do not believe the changes indicate any new trend or risk.
Machinery and Equipment

	Years ended December 31,			2007-2006	2006-2005
(Dollars in millions)	2007	2006	2005	Change %	Change %

Machinery and equipment:
Written premiums	$29	$29	$26	0.2	8.7
Earned premiums	28	27	26	2.4	5.8
Loss and loss expenses incurred	8	12	6	(32.3)	98.7
Loss and loss expense ratio	27.8%	42.0%	22.4%
Loss and loss expense ratio excluding catastrophes	28.1	41.6	22.5
Reserve development impact on loss and loss expense ratio	(5.8)	2.8	(3.7)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident year:	2007	2006	2005	2007	2006	2005

as of December 31, 2007	$10	$10	$7	33.6%	35.9%	26.1%
as of December 31, 2006		11	7		39.2	28.6
as of December 31, 2005			7			26.1

Machinery and equipment net written premiums rose slightly in 2007, building on an 8.7 percent increase in 2006. Marketing by machinery and equipment and field marketing representatives contributed to the growth. Conditions in the machinery and equipment insurance marketplace are similar to those of commercial lines overall.
Because of the relatively small size of this business line, the calendar year and accident year loss and loss expense ratio fluctuates. In 2006, a single unusually large loss was responsible for the higher ratio.
Commercial Lines Insurance Outlook
Industrywide commercial lines written premiums are expected to decline approximately 2.3 percent in 2008 with the industry combined ratio estimated at 97.5 percent. As discussed in Item 1, Commercial Lines Insurance Marketplace, Page 12, over the past several years, agents have reported that renewal and new business pricing have come under steadily increasing pressure, reinforcing the need for more flexibility and careful risk selection. We anticipate that commercial lines pricing trends observed in 2007 will persist into 2008.
We intend to continue to market our products to a broad range of business classes, price our products adequately and take a package approach. We intend to maintain our underwriting selectivity and carefully manage our rate levels as well as our programs that seek to accurately match exposures with appropriate premiums. We will continue to evaluate each risk individually and to make decisions regarding rates, the use of three-year commercial policies, policy term extensions and other policy conditions on a case-by-case basis, even in lines and classes of business that are under competitive pressure. We also expect new marketing territories created over the past several years and new agency appointments will make a growing contribution to commercial lines premiums and underwriting profit in 2008.
We believe our approach should allow us to continue to underwrite commercial lines business profitably in 2008 although we anticipate another year of both lower premiums and a higher commercial lines combined ratio, as ongoing soft market conditions lead to lower premium per exposure. In addition, we do not believe favorable reserve development will continue to contribute to underwriting profits to the extent seen over the past four years. Further, underwriting expenses are rising. We discuss our overall outlook for our property casualty insurance operations in Measuring Our Success in 2008 and Beyond, Page 35.
PERSONAL LINES INSURANCE RESULTS OF OPERATIONS
Overview — Three-year Highlights
Performance highlights for the personal lines segment include:
•	Premiums — As competition in our personal lines markets rose and we continued to work to generate consistent profitability in our personal lines segment, our written premiums declined in both 2007 and 2006, largely due to pricing that led to lower premiums per policy. Industry average written premiums were estimated to be flat in 2007, after rising 2.0 percent in 2006 and 3.7 percent in 2005.

Personal lines new business premiums written directly by agencies increased 16.9 percent to $38 million in 2007 and 1.6 percent to $33 million in 2006 after declining 33.9 percent to $32 million in 2005.

•	Combined ratio — The combined ratio improved 9.7 percentage points in 2007 after rising 9.2 percentage points in 2006. The year-over-year differences largely were due to fluctuations in the level of catastrophe losses and the steady rise in the current accident year loss and loss expense ratio excluding catastrophe losses. Year-over-year comparisons would have been stronger if earned premiums had not declined.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 51

Our personal lines statutory combined ratio was 94.1 percent in 2007, 103.6 percent in 2006 and 94.3 percent in 2005. By comparison, the estimated industry personal lines combined ratio was 97.0 percent in 2007, 92.3 percent in 2006 and 97.6 percent in 2005. We believe our results are trending differently than the overall industry because of the competitive and pricing factors discussed below. In addition, the industry experienced unusually high catastrophe losses in 2005 and unusually low catastrophe losses in 2006.
Personal Lines Results

		Years ended December 31,		2007-2006	2006-2005
(Dollars in millions)	2007	2006	2005	Change %	Change %

Written premiums	$704	$736	$786	(4.4)	(6.4)

Earned premiums	$714	$762	$804	(6.3)	(5.3)

Loss and loss expenses excluding catastrophes	428	456	463	(6.2)	(1.5)
Catastrophe loss and loss expenses	10	86	51	(89.0)	69.8
Commission expenses	145	152	154	(4.4)	(1.6)
Underwriting expenses	88	95	91	(7.5)	4.2

Underwriting profit (loss)	$43	$(27)	$45	260.9	(160.0)

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	60.0%	59.9%	57.6%
Catastrophe loss and loss expenses	1.3	11.3	6.3

Loss and loss expenses	61.3	71.2	63.9
Commission expenses	20.3	19.9	19.2
Underwriting expenses	12.3	12.5	11.3

Combined ratio	93.9%	103.6%	94.4%

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
In late 2004, price competition returned to the personal lines market as insurers leveraged the higher profitability and stronger financial positions that were the outcome of industrywide increases in homeowner rates and of stricter enforcement of underwriting standards. Through 2006, our growth and profitability were stymied by delays in implementing rate changes needed to respond to the market and delays in deploying new technology initiatives. During this time, other carriers began using segmented pricing models more aggressively, allowing them to develop more accurate prices for each risk.
Policyholder retention and new business levels have remained at higher levels following our July 2006 introduction of a limited program of policy credits for personal auto and homeowner pricing in most of the states in which our Diamond system is in use. These credits incorporate insurance scores and are intended to improve our ability to compete for our agents’ highest quality personal lines accounts, increasing the opportunity for our agents to market the advantages of our personal lines products and services to their clients. These changes resulted in credits for eligible new and renewal policyholders identified as above-average risks.
We also have deployed our technology solution, Diamond, to 17 states, which represent 97.5 percent of personal lines premiums. We continue to respond to agency requests for enhancements as we prepare Diamond for additional states.
At year-end 2007, new business premiums had risen for six consecutive quarters after declining for the 14 prior quarters. However, the increased new business did not fully offset the impact of lost business and lower rates on above-average quality renewal business. The number of in-force homeowner and personal auto policies has declined since 2003.
Premium trends by personal line of business and strategies to achieve growth in our personal lines segment are discussed below.
Even though 2007 was a profitable year as a result of low catastrophe activity, the combined ratio excluding catastrophes has risen in each of the past three years and remains above our targeted range. We continue to address pricing, scale, growth and other issues to help restore the financial health of this strategic business segment. In 2006, higher catastrophe losses also contributed to a higher combined ratio.
We describe the significant cost components for the personal lines segment below.
Loss and Loss Expenses (excluding catastrophe losses)
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. The trend in the loss and loss expense ratio excluding catastrophe losses over the past three years largely was due to the pricing factors discussed above. This resulted in a steady increase in the accident year loss and loss expense ratio excluding catastrophe losses to 64.2 percent in 2007 from
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 52

61.9 percent in 2006 and 61.5 percent in 2005. Savings from favorable development on prior period reserves reduced the loss and loss expense ratio by 5.7, 2.4 and 4.3 percentage points in 2007, 2006 and 2005, respectively. We discuss the contribution of changes in prior period reserves by personal line of business below.
The rise in the loss and loss expense ratio included a higher contribution from new losses and case reserve increases greater than $250,000. In total, personal lines new losses and reserve increases greater than $250,000 rose to 12.8 percent of earned premium from 11.0 percent in 2006 and 8.2 percent in 2005. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe the increase largely was due to general inflationary trends in loss costs, which we continue to monitor, as well as natural volatility. We also continue to analyze factors that could contribute to a rise in large losses.
Personal Lines Losses by Size

	Years ended December 31,			2007-2006	2006-2005
(Dollars in millions)	2007	2006	2005	Change %	Change %

New losses greater than $4,000,000	$0	$0	$0	0.0	0.0
New losses $2,000,000-$4,000,000	13	8	2	72.0	270.4
New losses $1,000,000-$2,000,000	15	14	6	3.5	113.2
New losses $750,000-$1,000,000	8	9	8	(6.7)	13.8
New losses $500,000-$750,000	10	8	9	20.9	(4.4)
New losses $250,000-$500,000	26	22	22	15.5	2.3
Case reserve development above $250,000	19	23	19	(16.4)	21.9

Total large losses incurred	91	84	66	8.1	27.7
Other losses excluding catastrophes	279	309	339	(9.7)	(8.9)
Catastrophe losses	10	86	51	(89.0)	69.8

Total losses incurred	$380	$479	$456	(20.8)	5.1

Ratios as a percent of earned premiums:
New losses greater than $4,000,000	0.0%	0.0%	0.0%
New losses $2,000,000-$4,000,000	1.9	1.0	0.3
New losses $1,000,000-$2,000,000	2.0	1.8	0.8
New losses $750,000-$1,000,000	1.1	1.1	0.9
New losses $500,000-$750,000	1.5	1.1	1.1
New losses $250,000-$500,000	3.6	2.9	2.7
Case reserve development above $250,000	2.7	3.1	2.4

Total large losses incurred	12.8	11.0	8.2
Other losses excluding catastrophes	39.1	40.6	42.2
Catastrophe losses	1.3	11.3	6.3

Total loss ratio	53.2%	62.9%	56.7%

Catastrophe Loss and Loss Expenses
Personal lines catastrophe losses, net of reinsurance and before taxes, contributed 10 percentage points less to the combined ratio in 2007 primarily because of the lower level of catastrophe activity during the year. In 2006, catastrophe losses, net of reinsurance and before taxes, contributed 5 percentage points more to the combined ratio than in 2005 because of an increase of $35 million in incurred catastrophe losses and lower earned premium. The majority of these losses related to wind and hail from storms in Indiana and Ohio.
Commission Expenses
Personal lines commission expense as a percent of earned premium rose by 0.4 and 0.7 percentage points in 2007 and 2006. The increases were primarily due to higher profit-sharing commissions resulting from accrual and allocation adjustments. Commission expenses include our profit-sharing, or contingent, commissions, which are calculated on the profitability of an agency’s aggregate property casualty book of Cincinnati business, taking into account longer-term profit and premium volume, with a percentage for prompt payment of premiums and other criteria, and reward the agency’s effort. These profit-based commissions generally fluctuate with our loss and loss expense ratio. Our 2007 contingent commission accrual reflected our estimate of the profit-sharing commissions to be paid to our agencies in early 2008 based largely on each agency’s performance in 2007.
Underwriting Expenses
Non-commission underwriting expenses moderated slightly in 2007 after a significant rise in 2006. We continue to invest in our associates and technology, which contributed to an increase in non-commission underwriting expenses in 2006. In that year, higher technology expense contributed 0.8 percentage points and higher staffing expense contributed 0.8 points, with stock option expense accounting for 0.5 percentage points of that amount. Increases in those amounts were offset partially by savings in taxes, licenses and fees. Reallocation of expenses between our commercial lines and personal lines segments as we refined our data also contributed to the 2007 improvement.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 53

Line of Business Analysis
We prefer to write personal lines coverage on an account basis that includes both auto and homeowner coverages as well as coverages from the other personal business line. As a result, we believe that the personal lines segment is best measured and evaluated on a segment basis. However, we provide the line of business data to summarize growth and profitability trends separately for each line.
The corresponding accident year loss data provides current estimates of incurred loss and loss expenses and corresponding ratios over the most recent three accident years. Accident year data classifies losses according to the year in which the corresponding loss event occurs, regardless of when the losses are actually reported, recorded or paid.
Personal Auto

	Years ended December 31,			2007-2006	2006-2005
(Dollars in millions)	2007	2006	2005	Change %	Change %

Personal auto:
Written premiums	$332	$359	$409	(7.5)	(12.4)
Earned premiums	342	385	433	(11.0)	(11.2)
Loss and loss expenses incurred	228	250	259	(8.6)	(3.5)
Loss and loss expense ratio	66.8%	65.0%	59.9%
Loss and loss expense ratio excluding catastrophes	67.4	62.2	59.3
Reserve development impact on loss and loss expense ratio	0.7	0.6	(1.9)
Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident year:	2007	2006	2005	2007	2006	2005

as of December 31, 2007	$226	$251	$276	66.1%	65.4%	64.0%
as of December 31, 2006		248	272		64.5	62.8
as of December 31, 2005			267			61.8

The decline in written and earned premiums over the past three years largely was due to policy credits adopted in mid-2006 that improved our position in the market by lowering premiums for eligible new and renewal policyholders. The new policy credits have had a positive effect on policyholder retention and new business activity. New business, however, has not yet returned to a level that would allow us to replace premiums lost due to price reductions and normal attrition. We continue to monitor and modify selected rates and credits to address our competitive position.
The personal auto loss and loss expense ratio excluding catastrophe losses deteriorated in 2007 after several years of stability. The higher ratio in 2007 largely reflected current pricing and normal loss cost trends. In recent years, we have seen generally higher costs for liability claims, including severe injuries, and we are seeking rate increases for liability coverages that would partially offset price decreases we are seeking for physical damage coverages. Pricing decreases and normal loss cost inflation also are the primary drivers in the rise in the accident year loss and loss expense ratio over the past three years.
Homeowner

	Years ended December 31,			2007-2006	2006-2005
(Dollars in millions)	2007	2006	2005	Change %	Change %

Homeowner:
Written premiums	$284	$290	$288	(2.1)	0.7
Earned premiums	285	289	282	(1.6)	2.3
Loss and loss expenses incurred	168	240	213	(30.0)	12.4
Loss and loss expense ratio	59.0%	83.0%	75.5%
Loss and loss expense ratio excluding catastrophes	55.5	59.3	58.6
Reserve development impact on loss and loss expense ratio	(3.5)	1.5	(0.4)
Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident year:	2007	2006	2005	2007	2006	2005

as of December 31, 2007	$178	$229	$220	62.5%	79.2%	77.9%
as of December 31, 2006		235	219		81.5	77.6
as of December 31, 2005			215			76.0

Written and earned premium trends reflected improved new business levels in 2007 that were not sufficient; however, to replace premiums lost due to price reductions, normal attrition and higher reinsurance premiums. Policy credits adopted in mid-2006 improved our competitive position, while lowering rates for eligible new and renewal policyholders. The new policy credits have had a positive effect on policyholder retention and new business activity. We continue to monitor and modify selected rates and credits to address our competitive position. Higher 2007 reinsurance premiums contributed 2.7 percentage points to the decline in written premiums.
The homeowner loss and loss expense ratio excluding catastrophes improved in 2007 after deteriorating in 2006. Although the full benefit of pricing and underwriting actions taken between 2004 and 2006 is reflected in homeowner results, this line has not yet achieved breakeven performance if a normalized level of
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 54

catastrophe losses is assumed. Rate changes we made to keep our retention rate and new business at acceptable levels, along with higher reinsurance costs, have interrupted our progress toward consistent breakeven performance for the homeowner business line. Changes in catastrophe loss levels were the primary reason for the fluctuations in the accident year loss ratio over the past three years.
Two other factors also contribute to our ability to achieve satisfactory homeowner results:
•	Non-commission expenses — Since we generally do not allocate non-commission expenses to individual business lines, to measure homeowner profitability, we use a personal lines segment commission and underwriting expense ratio of approximately 33 percentage points to determine an estimated homeowner combined ratio. Lower levels of premium growth affected our expense ratio in 2007 and may affect our ability to attain our personal lines segment expense ratio target in the future.
•	Catastrophe losses — To measure our progress toward homeowner profitability, we use a normalized catastrophe loss ratio (as a percent of homeowner earned premium) in the range of 17 percent. Between 2005 and 2007, catastrophe losses averaged 14.5 percent of homeowner earned premiums. We have not changed our catastrophe loss assumption because unusually low catastrophe losses in 2007 artificially lowered the average and because the geographic concentration of losses in 2005 and 2006 was unusual.
Other Personal

	Years ended December 31,			2007-2006	2006-2005
(Dollars in millions)	2007	2006	2005	Change %	Change %

Other personal:
Written premiums	$88	$87	$89	0.4	(2.0)
Earned premiums	87	88	89	(1.2)	(1.1)
Loss and loss expenses incurred	41	52	40	(21.7)	31.6
Loss and loss expense ratio	47.0%	59.4%	44.6%
Loss and loss expense ratio excluding catastrophes	45.3	52.0	41.6
Reserve development impact on loss and loss expense ratio	(37.8)	(28.6)	(28.7)
Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident year:	2007	2006	2005	2007	2006	2005

as of December 31, 2007	$74	$67	$53	84.8%	75.7%	59.3%
as of December 31, 2006		77	58		88.0	65.4
as of December 31, 2005			64			73.3

Other personal written premiums were essentially unchanged between 2005 and 2007. The decline in the number of homeowner and personal auto policies over the past several years hindered growth in this business line since most of our other personal coverages are endorsed to homeowner or auto policies.
The loss and loss expense ratio for other personal improved in 2007 after deteriorating in 2006. Personal umbrella losses, which are a major component of other personal losses, can fluctuate significantly, and we do not believe that the changes indicated any new trend.
Personal Lines Insurance Outlook
Industry analysts currently anticipate industrywide personal lines written premiums may rise approximately 1.4 percent in 2008 with the combined ratio estimated at 99.5 percent. While the improvement in our new business levels and policy retention rates over the past 18 months are positive indications for our personal lines business, we believe our growth rate will be below that of the industry as we continue to address our pricing structure. We are aware that our personal lines pricing and loss activity are at levels that could put pressure on our future consolidated property casualty insurance combined ratio, if those trends continue.
We plan to take steps in our personal lines insurance operations to enhance our response to the changing marketplace. These strategies should help us achieve our long-term objectives for this segment:
•	Competitive rates — In mid-2006, we introduced insurance scores into our rating program for homeowner and personal auto pricing. In 2007 we began offering a discount on homeowner policies in some states when an auto policy is also purchased. Previously, we discounted only the auto policy when a policyholder had both policies. Rollout of this credit will continue in additional states in 2008. While these pricing refinements reduced premiums for many policies we write, we believe they present an opportunity to attract our agents’ more quality-conscious clientele. We are working to build on this success with the introduction of more sophisticated rating during 2008.
•	Value-added products — We introduced three new personal lines products in 2007, supporting our agents’ ability to create packages with marketable differences: Replacement Cost Coverage for a Total Loss — Auto; Personal Auto Plus Endorsement; and Identify Theft Expense Coverage and Advocacy Services. Another new product will begin rolling out in the second half of 2008: Mechanical Breakdown Coverage adds protection for major home systems to the homeowner policy.
•	Diamond -The Diamond system is in use by agencies writing approximately 97.5 percent of personal lines premium volume. The system makes it easier for agents to place personal auto, homeowner and other personal lines business with us, while greatly increasing policy-issuance and policy-renewal efficiencies
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 55

and providing direct-bill capabilities. In 2008, we expect to implement upgrades that will further improve user satisfaction.
•	New agencies — The availability of Diamond should help us increase the number of agencies that offer our personal lines products. During 2007, some agency locations that previously marketed only our commercial lines products added our personal lines products. Expanding into these agencies should provide additional sources of premiums and help geographically diversify our personal lines portfolio.

Further, in 2008, we expect to deploy Diamond to agencies in eight additional states. We already market personal lines products in Maryland, Montana, New Hampshire, North Carolina and Vermont, and we expect agencies in these states to respond favorably to its advantages. We also expect to deploy Diamond to agencies in Arizona, South Carolina and Utah, where we currently market only commercial lines products.
We identify several other factors that may affect the personal lines combined ratio in 2008 and beyond. Personal lines underwriters continue to focus on insurance-to-value initiatives to verify that policyholders are buying the correct level of coverage for the value of the insured risk, and we are carefully maintaining underwriting standards. If earned premiums decline more than we expect, the personal lines expense ratio may be higher than the 2007 level because some of our costs are relatively fixed, such as our planned investments in technology. We discuss our overall outlook for our property casualty insurance operations in Measuring Our Success in 2008 and Beyond, Page 35.
Life Insurance Results of Operations
Overview — Three-year Highlights
Performance highlights for the life insurance segment include:
•	Revenues — Driven by higher term life insurance premiums, revenue growth has accelerated over the past three years. Gross in-force policy face amounts increased to $61.875 billion at year-end 2007 from $56.971 billion at year-end 2006 and $51.493 billion at year-end 2005.
•	Profitability — The life insurance segment frequently reports a small GAAP loss because its investment income is included in investment segment results, except investment income credited to contract holders (interest assumed in life insurance policy reserve calculations). The segment reported a nominal operating profit in 2007.
At the same time, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. For that reason, we also evaluate GAAP data, including all investment activities on life insurance-related assets. Including investment income and realized gains on investments, GAAP net income for the life insurance segment grew 3.8 percent in 2007 to $65 million, 32.6 percent in 2006 to $63 million and 23.8 percent in 2005 to $47 million. The life insurance company portfolio had after tax realized investment gains of $26 million in 2007 compared with $29 million in 2006 and $11 million in 2005.
Life Insurance Results

	Years ended December 31,			2007-2006	2006-2005
(In millions)	2007	2006	2005	Change %	Change %

Written premiums	$167	$161	$205	3.2	(21.3)

Earned premiums	$125	$115	$106	9.0	7.9
Separate account investment management fees	4	3	4	25.1	(0.3)

Total revenues	129	118	110	9.5	7.6

Contract holders benefits incurred	133	122	102	9.2	20.1
Investment interest credited to contract holders	(59)	(54)	(51)	9.8	5.7
Operating expenses incurred	52	51	52	0.8	(1.8)

Total benefits and expenses	126	119	103	5.3	16.1

Life insurance segment profit (loss)	$3	$(1)	$7	446.3	(115.4)

Growth
We market term, whole and universal life products, fixed annuities and disability income products. In addition, we offer term, whole and universal life and disability insurance to employees at their worksite. These products provide our property casualty agency force with excellent cross-serving opportunities for both commercial and personal accounts.
Total statutory life insurance net written premiums were $167 million in 2007 compared with $161 million in 2006 and $205 million in 2005. Total statutory written premiums for life insurance operations for all periods include life insurance, annuity and accident and health premiums. The change primarily was due to:
•	Statutory written premiums for term and other life insurance products rose 10.5 percent to $141 million for 2007 and 12.7 percent to $127 million for 2006. In 2006, we began emphasizing products that
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 56

generate a higher average premium per policy through enhanced features and higher face amounts while reducing expenses.
•	Statutory written annuity premiums declined $8 million in 2007 and $58 million in 2006. Since late 2005, we have de-emphasized annuities because of an unfavorable interest rate environment.
Fee income from universal life products increased 35.1 percent in 2007 to $31 million after declining 14.9 percent to $23 million in 2006. Our new universal life product with secondary guarantees contributed to the increase in fee income in 2007. Separate account investment management fee income contributed $4 million, $3 million and $4 million to total revenues in 2007, 2006 and 2005.
Over the past several years, we have worked to maintain a portfolio of simple, yet competitive products, primarily under the LifeHorizons banner. Our product development efforts emphasize death benefit protection and guarantees. Distribution expansion within our property casualty insurance agencies remains a high priority. In the past several years, we have added life field marketing representatives for the western, southeastern and northeastern states. Our 29 life field marketing representatives work in partnership with our 106 property casualty field marketing representatives. Approximately 71 percent of our term and other life insurance product premiums were generated through our property casualty insurance agency relationships.
Profitability
Life segment expenses consist principally of:
•	Contract holders (policyholders) benefits incurred related to traditional life and interest-sensitive products accounted for 71.9 of 2007 total benefits and expenses, 73.8 percent of 2006 total benefits and expenses and 71.3 percent of 2005 total benefits and expenses.
•	Operating expenses incurred, net of deferred acquisition costs, accounted for 28.1 percent of 2007 total benefits and expenses, 29.7 percent of 2006 total benefits and expenses and 34.0 percent of 2005 total benefits and expenses. Operating expenses rose on an absolute and percentage basis principally because of changes in the amortization of universal life deferred acquisition costs.
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
We seek to maintain a competitive advantage with respect to benefits paid and reserve increases by consistently achieving better than average claims experience due to skilled underwriting. Commissions paid by the life insurance operation are on par with industry averages. During the past several years, we have invested in imaging and workflow technology and have significantly improved application processing. We have achieved process efficiencies while improving our service.
Life Insurance Outlook
Our overall objective is to increase premiums and contain expenses as the life insurance company seeks to improve penetration of our property casualty agencies. Term insurance is our largest life insurance product line. We continue to introduce new term products with features our agents and their clients indicate are important. We also continue to improve our worksite portfolio to help in our cross-selling initiatives.
The life insurance business is considered mature. In our experience, it is not mature within the property casualty distribution system where cross-sell opportunities abound — both to personal lines and commercial lines clients. In particular, there are approximately 41 million under- and uninsured employees of small business in the United States, making the cross-selling of voluntary, worksite products a huge opportunity for Cincinnati Life’s worksite marketing and sales strategies.
In 2008 we plan to redesign all our term insurance products. In addition to redesigning our worksite term insurance, we will be updating all of the other products in our worksite life insurance portfolio. These improvements support opportunities to cross-sell life insurance products to clients of the independent agencies that sell Cincinnati’s property casualty insurance policies.
Investments Results of Operations
Overview — Three-year Highlights
The investment segment contributes investment income and realized gains and losses to results of operations. Investments provide our primary source of pretax and after-tax profits.
•	Investment income — Pretax investment income reached a new record again in 2007, rising 6.6 percent from the prior record in 2006. Growth in investment income over the past two years has been driven by
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 57

strong cash flow for new investments, higher interest income from the growing fixed-maturity portfolio and increased dividend income from the common stock portfolio.
•	Realized investment gains and losses — We reported realized investment gains in all three years largely due to investment sales that were discretionary in timing and amount.
Investment Results

	Years ended December 31,			2007-2006	2006-2005
(In millions)	2007	2006	2005	Change %	Change %

Investment income:
Interest	$308	$300	$280	2.5	7.1
Dividends	294	262	244	12.1	7.5
Other	15	15	8	(0.5)	90.0
Investment expenses	(9)	(7)	(6)	(18.7)	(19.3)

Total investment income, net of expenses	608	570	526	6.6	8.4

Investment interest credited to contract holders	(59)	(54)	(51)	9.8	5.7

Realized investment gains and losses summary:
Realized investment gains and losses	409	678	69	(39.6)	883.0
Change in fair value of securities with embedded derivatives	(11)	7	(7)	(263.6)	200.7
Other-than-temporary impairment charges	(16)	(1)	(1)	(1,872.5)	41.7

Total realized investment gains and losses	382	684	61	(44.1)	1,026.0

Investment operations income	$931	$1,200	$536	(22.4)	124.0

Investment Income
Growth of investment income reflected new investments, higher interest income from the growing fixed-maturity portfolio and increased cash dividend income from the common stock portfolio. The advantages of strong cash flow in the past three years for new investments have been somewhat offset by the challenge of investing in a low interest rate environment. In 2006, proceeds from the sale of the Alltel holding that were later used to make the applicable tax payments during the year were invested in short-term instruments that generated approximately $5 million in interest income.
Overall, common stock dividends contributed 44.6 percent of pretax investment income compared with 42.4 percent in 2006 and 43.7 percent in 2005. Fifth Third, our largest equity holding, contributed 41.3 percent of total dividend income in 2007. We discuss our Fifth Third investment in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Page 73. In 2007, 35 of the 42 common stock holdings in the portfolio raised their indicated annual dividend payout, as did 38 of the 50 in 2006 and 36 of 49 in 2005.
Net Realized Investment Gains and Losses
Net realized investment gains and losses are made up of realized investment gains and losses on the sale of securities, changes in the valuation of embedded derivatives within certain convertible securities and other-than-temporary impairment charges. These three areas are discussed below.
Realized Investment Gains and Losses
Pretax realized investment gains in the past three years largely were due to the sale of equity holdings. We discuss these sales in Item 1, Investments Segment, Page 15. As appropriate, we buy, hold or sell both fixed-maturity and equity securities on an ongoing basis to help achieve our portfolio objectives.
•	2007 -
o	We sold 3.8 million shares of ExxonMobil common stock, contributing $217 million to realized investment gains

o	We divested the majority of our real estate investment trust holdings, contributing $72 million to realized investment gains

o	We sold 5.5 million shares of Fifth Third common stock in a block sale, contributing $64 million to realized investment gains

o	We sold all of our FirstMerit common stock holdings, contributing $59 million to realized investment gains
•	2006 — We sold the remainder of our Alltel common stock holdings, contributing $647 million to realized investment gains.

•	2005 — We had gains from the sale of equity holdings that no longer met our investment parameters or were obtained from convertible securities whose underlying common stock was never intended to be a long-term holding. Included in 2005 were gains from the initial sales of a portion of our Alltel holding.
During the past three years, fixed maturity securities were divested as a result of calls or as outright sales executed to either improve yield prospects or in response to adverse credit concerns. Although we prefer to hold fixed-maturity investments until they mature, a decision to sell reflects our perception of a change in the underlying fundamentals of the security and preference to allocate those funds to investments that more
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 58

closely meet our established parameters for long-term stability and growth. Our opinion that a security fundamentally no longer meets our investment parameters may reflect a loss of confidence in the issuer’s management, a change in underlying risk factors (such as political risk, regulatory risk, sector risk or credit risk), or a strategic shift in business strategy that is not consistent with our long-term outlook.
Realized gains in the past three years also have included gains from the sale of previously impaired securities.
Change in the Valuation of Securities with Embedded Derivatives
In 2007, we recorded $11 million in fair value declines compared with $7 million in fair value increases in 2006 and $7 million in fair value declines in 2005. In 2007, these changes in fair value were due to the application of SFAS No. 155, which allows us to account for the entire hybrid financial instrument at fair value, with changes recognized in realized investment gains and losses. In 2006 and 2005, these changes in fair value were due to the application of SFAS No. 133, which required measurement of the fluctuations in the value of the embedded derivative features in selected convertible securities. The changes in fair values are recognized in net income in the period they occur. See the discussion of Derivative Financial Instruments and Hedging Activities in Item 8, Note 1 of the Consolidated Financial Statements, Page 87, for details on the accounting for convertible security embedded options.
Other-than-temporary Impairment Charges
In 2007, we recorded $16 million in write-downs of investments that we deemed had experienced an other-than-temporary decline in market value versus $1 million in both 2006 and 2005. The factors we consider when evaluating impairments are discussed in Critical Accounting Estimates, Asset Impairment, Page 40. The other-than-temporary impairment charges represented less than 0.1 percent of our total invested assets at year-end 2007. Other-than-temporary impairment charges also include unrealized losses of holdings that we have identified for sale but not yet completed a transaction.
The increase in other-than-temporary impairment in 2007 from the negligible level of the prior two years was due to market value declines for 20 securities. Those declines reflected general credit concerns that began in the subprime mortgage market and spread to other areas in the homebuilding and related industries over the course of 2007. While we do not directly own mortgages or mortgage backed securities in our investment portfolio, we do own investments in industries directly affected by this credit environment.
Other-than-temporary impairment charges from the investment portfolio by industry are summarized as follows:

	Years ended December 31,
(In millions)	2007	2006	2005

Home building	$(5)	$0	$0
Financial	(6)	0	0
Automotive	0	(1)	(1)
Other	(5)	0	0

Total	$(16)	$(1)	$(1)

Other-than-temporary impairment charges from the investment portfolio by the asset class we described in Item 1, Investments Segment, Page 15, are summarized below:

	Years ended December 31,
(Dollars in millions)	2007	2006	2005

Taxable fixed maturities:
Impairment amount	$(14)	$(1)	$(1)
New book value	$46	$0	$0
Percent to total owned	1%	0%	0%
Number of securities impaired	18	1	2
Percent to total owned	2%	0%	0%

Common equities:
Impairment amount	$(2)	$0	$0
New book value	$2	$0	$0
Percent to total owned	0%	0%	0%
Number of securities impaired	2	0	0
Percent to total owned	4%	0%	0%

Total:
Impairment amount	$(16)	$(1)	$(1)

New book value	$48	$0	$0

Percent to total owned	1%	0%	0%
Number of securities impaired	20	1	2

Percent to total owned	1%	0%	0%
Investments Outlook
We believe investment income growth may slow in 2008 as managements of our financial sector holdings evaluate their dividend levels. Our buy-and-hold equity investing strategy has been key to the long-term growth
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 59

of our assets and shareholders’ equity. Our common stock investments generally are securities with annual dividend yields that meet or exceed that of the overall market and have the potential for future dividend increases. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. Over the years, these equities have generally offered a steadily increasing flow of dividend income along with the potential for capital appreciation.
We continue to focus on portfolio strategies to balance near-term income generation and long-term book value growth. In 2008, we expect to continue to allocate a proportion of cash available for investment to equity securities, taking into consideration insurance department regulations and ratings agency comments.
We believe a continuation of the current credit environment, if exacerbated by recessionary economic conditions, could lead to further declines in portfolio values and a resulting increase in other-than-temporary impairment charges in 2008. All but three securities in the portfolio were trading at or above 70 percent of book value at year-end 2007. Our asset impairment committee continues to monitor the investment portfolio. The current asset impairment policy is described in Critical Accounting Estimates, Asset Impairment, Page 40.
Other
In 2007, other income of the insurance subsidiaries, parent company operations and non-investment operations of CFC Investment Company and CinFin Capital Management Company resulted in $15 million in revenues compared with $14 million in 2006 and $12 million in 2005. Losses before income taxes of $46 million in 2007 were primarily due to $49 million in interest expense from debt of the parent company. Losses before income taxes were $51 million and $50 million in 2006 and 2005, when interest expense was $51 million and $52 million, respectively. An immaterial level of expenses for CSU Producer Resources was included in 2007.
Taxes
Income tax expense was $337 million in 2007 compared with $399 million in 2006 and $221 million in 2005. The effective tax rate for 2007 was 28.3 percent compared with 30.0 percent in 2006 and 26.8 percent in 2005.
The primary reason for the change in the effective tax rate was the level and timing of realized gains as discussed in Investments Results of Operations, Page 57. In 2007, we had pretax realized gains of $382 million compared with pretax gains of $684 million in 2006 and $61 million in 2005. Growth in the tax-exempt municipal bond portfolio, higher investment income from dividends and changes in operating earnings over the periods also contributed to the change in the effective tax rate for 2007.
We pursue a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. For our insurance subsidiaries, approximately 85 percent of income from tax-advantaged fixed-maturity investments is exempt from federal tax. Our non-insurance companies own no tax-advantaged fixed-maturity investments. For our insurance subsidiaries, the dividend received deduction, after the dividend proration of the 1986 Tax Reform Act, exempts approximately 60 percent of dividends from qualified equities from federal tax. The dividend received deduction exempts 70 percent of dividends from qualified equities for our non-insurance companies. Details regarding our effective tax rate are found in Item 8, Note 10 of the Consolidated Financial Statements, Page 98.
Liquidity and Capital Resources
Liquidity and capital resources represent the overall financial strength of our company and our ability to generate cash flows to meet the short- and long-term cash requirements of business obligations and growth needs. We seek to maintain prudent levels of liquidity and financial strength for the protection of our policyholders, creditors and shareholders. We manage liquidity at two levels. The first is the liquidity of the parent company. The second is the liquidity of our insurance subsidiary. The management of liquidity at both levels is essential because each has different funding needs and sources and each is subject to certain regulatory guidelines and requirements.
The parent company’s primary means of meeting liquidity requirements are dividends from our insurance subsidiary and income from investments held at the parent-company level supported by our capital resources. At year-end 2007, we had shareholders’ equity of $5.929 billion and total debt of $860 million. Our ability to access the capital markets and short-term bank borrowing provide other potential sources of liquidity. One way we seek to maintain financial strength is by keeping our ratio of debt to capital below 15 percent. Our parent company’s cash requirements include dividends to shareholders, interest payments on our long-term debt, common stock repurchases and general operating expenses.
Our insurance subsidiary’s primary sources of liquidity are collection of premiums and investment income. Its cash needs primarily consist of paying property casualty and life insurance loss and loss expenses as well as
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 60

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
Sources of Liquidity and Capital Resources
Subsidiary Dividends
Our insurance subsidiary declared dividends to the parent company of $420 million in 2007 and $275 million in both 2006 and 2005. State of Ohio regulatory requirements restrict the dividends insurance subsidiaries can pay. During 2008, total dividends that our insurance subsidiary can pay to our parent company without regulatory approval are approximately $658 million.
Insurance Underwriting
Our property casualty and life insurance operations provide liquidity because premiums generally are received before losses are paid under the policies purchased with those premiums. After satisfying our cash requirements, we invest excess cash flows, increasing future investment income.
This table shows a summary of operating cash flow of the insurance subsidiary (direct method):

	Years ended December 31,
(In millions)	2007	2006	2005

Premiums collected	$3,256	$3,285	$3,187
Loss and loss expenses paid	(1,888)	(1,859)	(1,752)
Commissions and other underwriting expenses paid	(1,053)	(1,036)	(995)

Insurance subsidiary cash flow from underwriting	315	390	440
Investment income received	505	471	427

Insurance subsidiary operating cash flow	$820	$861	$867

Historically, cash receipts from property casualty and life insurance premiums, along with investment income, have been more than sufficient to pay claims, operating expenses and dividends to the parent company. While first-year life insurance expenses normally exceed the premiums, subsequent premiums are used to generate investment income until the time the policy benefits are paid.
We believe that our insurance operations maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen circumstances such as catastrophe losses, reinsurer insolvencies, changes in the timing of claims payments, increases in claims severity, reserve deficiencies or inadequate premium rates. We believe catastrophic events are the most likely cause of an unexpected rise in claims severity or frequency.
After payment of claims and operating expenses, cash flows from underwriting declined in 2007 and 2006, tracking with the changes in underwriting income discussed in Commercial Lines and Personal Lines Insurance Results of Operations, Pages 44 and 51. We discuss our future obligations for claims payments in Contractual Obligations, Page 63, and our future obligations for underwriting expenses in Other Commitments, Page 64. Insurance subsidiary operating cash flow remained relatively stable over the three years, however, due to rising investment income.
Based on our outlook for commercial lines, personal lines and life insurance, we believe that cash flows from underwriting could continue to decline in 2008. A lower level of cash flow available for investment could lead to lower investment income and reduced potential for future capital gains.
Investing Activities
Investment income is a primary source of liquidity for both the parent company and insurance subsidiary. As we discuss under Investments Results of Operations, Page 57, investment income rose in each of the past three years. We anticipate slower growth in investment income in 2008 as our financial sector holdings evaluate their dividend levels. We continue to focus on portfolio strategies to balance near-term income generation and long-term book value growth.
Realized gains also can provide liquidity, although we follow a buy-and-hold investment philosophy seeking to compound cash flows over the long-term. When we dispose of investments, we generally reinvest the gains in new investment securities. Disposition of investments may occur for a number of reasons:
•	Sales of fixed-maturity investments — The majority of our fixed-maturity securities are held until maturity. Any decision to sell or reduce a holding is executed either to improve long term total return prospects or in response to adverse credit concerns.
•	Call or maturity of fixed-maturity investments — Calls and maturities of fixed-maturity investments are a function of the yield curve. The pace of calls of fixed maturities, including U.S. Agency paper, began to rise in 2007 as interest rates shifted lower in the second half of the year.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 61

•	Sales of equity securities investments — The decision to divest an equity position generally is reached after careful analysis of the direction the company is headed and its ability to meet our investment parameters.
In 2007 and 2006, we sold a portion of our ExxonMobil common stock holding, completed the sale of our Alltel and FirstMerit common stock holdings and made other sales of all or part of smaller holdings, including divesting the majority of our REIT holdings. We sold a portion of our Fifth Third position in 2007 to fund an accelerated share repurchase program.
We generally have substantial discretion in the timing of investment sales and, therefore, the resulting gains or losses to be recognized in any period. That discretion generally is independent of the insurance underwriting process. In 2008, we expect to continue to limit the disposition of investments to those that no longer meet our investment parameters or those that reach maturity or are called by the issuer. The sale of equity investments that no longer meet our investment criteria can provide cash for investment in common stocks that we perceive to have greater potential for dividend growth and capital appreciation.
Sources of Capital
As a long-term investor, we historically have followed a buy-and-hold investing strategy. This policy has generated a significant amount of unrealized appreciation on equity investments. Total unrealized appreciation in the investment portfolio, before deferred income taxes, declined to $3.339 billion from $5.244 billion at year-end 2007 and 2006, respectively, because of market value declines of our equity holdings. On an after-tax basis, it constituted 36.6 percent of total shareholders’ equity at year-end 2007.
At year-end 2007, our debt-to-capital ratio was 12.7 percent. Based on our present capital requirements, we do not anticipate a material increase in debt levels during 2008. As a result, we believe that changes in our debt-to-capital ratio will be a function of the contribution of unrealized investment gains or losses to shareholders’ equity. We estimate that changes in that measure would not be sufficient to increase the debt-to-capital ratio above our target cap of 15 percent.
We had $791 million of long-term debt and $69 million in borrowings on our short-term lines of credit at year-end 2007. We generally have minimized our reliance on debt financing although we may utilize lines of credit to fund short-term cash needs.
We provide details of our three long-term notes in Item 8, Note 7 of the Consolidated Financial Statements, Page 96. None of the notes are encumbered by rating triggers.
Four independent credit rating organizations affirmed Cincinnati Financial Corporation’s debt ratings in 2007, maintaining stable outlooks on the ratings. On May 21, 2007, A.M. Best affirmed its aa- senior debt ratings and issuer credit rating. On July 26, 2007, Standard & Poor’s Ratings Services affirmed its A counterparty credit rating. On September 18, 2007, Moody’s Investors Service affirmed its A2 senior debt rating. On October 8, 2007, Fitch Ratings affirmed its AA- issuer default rating and A+ senior debt ratings.
At year-end 2007, we had two lines of credit with commercial banks amounting to $225 million with an outstanding balance of $69 million. One line of credit for $75 million was established more than five years ago and has no financial covenants. This line of credit matures on June 30, 2008, and we expect to renew it under terms and conditions that are essentially unchanged.
The second line of credit is an unsecured $150 million line of credit from Huntington Bancshares established in 2007 that will mature in 2012. It is available for general corporate purposes and contains customary financial covenants.
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
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 62

Uses of Liquidity and Capital Resources
Our parent company and insurance subsidiary have contractual obligations and other commitments. In addition, one of our primary uses of cash is to enhance shareholder return.
Contractual Obligations
At December 31, 2007, we estimated our future contractual obligations as follows:

		Payment due by period
	Less than	Years	Years	More than
(In millions)	1 year	1-3	4-5	5 years	Total

Interest on long-term debt	$52	$104	$104	$944	$1,204
Long-term debt	0	0	0	795	795
Short-term debt	69	0	0	0	69
Profit-sharing commissions	102	0	0	0	102
Headquarters building expansion	16	0	0	0	16
Capital lease obligations	5	9	1	0	15
Computer hardware and software	4	4	2	0	10
Other invested assets	12	15	11	4	42
Liability for uncertain tax positions	2	11	1	0	14

Subtotal	262	143	119	1,743	2,267

Gross property casualty loss and loss expense payments (1)	1,193	1,320	582	830	3,925
Gross life policyholder obligations (2)	30	49	92	3,611	3,782

Total	$1,485	$1,512	$793	$6,184	$9,974

(1)	Gross property casualty loss and loss expense payments — Our estimate of gross property casualty loss and loss expense payments of $3.925 billion is lower than loss and loss expense reserves of $3.967 billion as of year-end 2007. The $42 million difference is due to life and health losses, as discussed in Item 8, Note 4 of the Consolidated Financial Statements, Page 95.

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

Our estimates of gross property casualty loss and loss expense payments also do not include reinsurance receivables or ceded losses. As discussed in 2008 Reinsurance Programs, Page 70, we purchase reinsurance to mitigate our property casualty risk exposure. Ceded property casualty reinsurance receivables of $528 million at year-end 2007 offset our gross property casualty loss and loss expense obligations. Our reinsurance program mitigates the liquidity risk of a single large loss or an unexpected rise in claims severity or frequency due to a catastrophic event. Reinsurance does not relieve us of our obligation to pay covered claims. The financial strength of our reinsurers is important because our ability to recover for losses under one of our reinsurance agreements depends on the financial viability of the reinsurer.

We direct our associates and agencies to settle claims and pay losses as quickly as practical and made $1.791 billion in net claim payments during 2007. At year-end 2007, net property casualty reserves reflected $1.901 billion in unpaid amounts on reported claims (case reserves), $808 million in loss expense reserves and $688 million in estimates of incurred but not yet reported claims. The specific amounts and timing of obligations related to case reserves and associated loss expenses are not set contractually. The amounts and timing of obligations for IBNR claims and related loss expenses are unknown. We discuss the adequacy of our loss and loss expense reserves in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 37.

The historic pattern of using premium receipts for the payment of loss and loss expenses has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of the loss reserves. The effective duration of our fixed-maturity portfolio was 4.84 years at year-end 2007. By contrast, the duration of our loss and loss expense reserves was 3.21 years, and the duration of all liabilities was 2.86 years. We believe this difference in duration does not affect our ability to meet current obligations because cash flow from operations is sufficient to meet these obligations. In addition, our investment strategy has led to substantial unrealized gains from holdings in equity securities. These equity holdings could be liquidated, if necessary, to meet higher than anticipated loss and loss expenses.

(2)	Gross life policyholder obligations — Our estimates of life, annuity and disability policyholder obligations reflect future estimated cash payments to be made to policyholders for future policy benefits, policyholders’ account balances and separate account liabilities. These estimates include death and disability claims, policy surrenders, policy maturities, annuity payments, minimum guarantees on separate account products, commissions and premium taxes offset by expected future deposits and premiums on in-force contracts.

Our estimates of gross life, annuity and disability obligations do not reflect net recoveries from reinsurance agreements. Ceded life reinsurance receivables were $208 million at year-end 2007. As discussed in 2008 Reinsurance Programs, Page 70, we purchase reinsurance to mitigate our life insurance risk exposure. At year-end 2007, ceded death benefits represented approximately 53.3 percent of our total policy face amounts in force.

These estimated cash outflows are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years of $3.782 billion (total of life insurance obligations) exceeds the liabilities recorded in life policy reserves and separate accounts for future policy benefits and claims of $2.037 billion (total of life insurance policy reserves and separate account policy reserves). Separate account policy reserves make up all but $10 million of separate accounts liabilities.

We have made significant assumptions to determine the estimated undiscounted cash flows of these policies and contracts that include mortality, morbidity, future lapse rates and interest crediting rates. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 63

Factors contributing to our estimation of other future contractual obligations include:
•	Interest on long-term debt — Our interest expense remained unchanged in 2007 at an annual rate of approximately $52 million. We generally have tried to minimize our reliance on debt financing and do not expect a material increase in interest expense from long-term debt in the near future.
•	Short-term debt — We plan to renew our $69 million outstanding note payable drawn on our lines of credit.
•	Headquarters building expansion — The construction project is on schedule and on budget. We expect construction to be completed by July 2008.
•	Contingent commissions — Contingent, or profit-sharing, commissions are paid to agencies using a formula that takes into account agency profitability and other factors. We estimate 2008 contingent commission payments of approximately $102 million.
•	Computer hardware and software — We expect to need approximately $10 million over the next five years for current material commitments for computer hardware and software, including maintenance contracts on hardware and other known obligations. We discuss below the non-contractual expenses we anticipate for computer hardware and software in 2008.
Other Commitments
In addition to our contractual obligations, we have other operational commitments.
•	Commissions — As discussed above, commissions paid rose in each the past two years, reflecting the operating expense trends we discuss in the Commercial Lines and Personal Lines Insurance Results of Operations, Page 44 and Page 51. Commission payments generally track with written premiums.

•	Other operating expenses — Many of our operating expenses are not contractual obligations, but reflect the ongoing expenses of our business. Non-commission operating expenses paid rose in the past two years. Staffing is the largest component of our operating expenses and is expected to rise again in 2008, reflecting the 1.7 percent average annual growth in our associate base over the past three years. Our associate base has grown as we focus on enhancing service to our agencies and staffing additional field territories. In 2008, we also anticipate an additional $9 million of expenses related to associate benefit plan modifications. Our benefit plans help us retain experienced associates, attract new talent and provide a measure of security and stability to associates and their families.

In addition to contractual obligations for hardware and software, we anticipate capitalizing $8 million in spending for key technology initiatives in 2008. Technology projects for 2008 are discussed in Item 1, Technology Solutions, Page 4. Capitalized development costs related to key technology initiatives totaled $6 million in 2007. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

•	Disaster recovery and backup data processing center — We expect to spend approximately $26 million in 2008 and 2009 to begin renovation of a newly purchased building that will serve as our disaster recovery and backup data processing center.

•	Qualified pension plan — We anticipate a cash contribution of $10 million to pension plan assets in 2008. Our results of operation will reflect an anticipated $19 million expense related to an increase in accrued pension benefits.
Investing Activities
After fulfilling operating requirements, we invest cash flows from underwriting, investment and other corporate activities in fixed maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. See Item 1, Investments Segment, Page 15, for a discussion of our investment strategy, portfolio allocation and quality.
Uses of Capital
Uses of cash to enhance shareholder return include:
•	Dividends to shareholders — Over the past 10 years, the company has paid an average of 37 percent of net income as dividends, with the remaining 63 percent available to reinvest for future growth and for share repurchases. The ability of the company to continue paying cash dividends is subject to factors the board of directors may deem relevant.

In February 2008, the board of directors authorized a 9.9 percent increase in the regular quarterly cash dividend to an indicated annual rate of $1.56 per share. In 2007, 2006 and 2005, we paid cash dividends of $240 million, $228 million and $204 million.
•	Common stock repurchase — Our board believes that stock repurchases can help fulfill our commitment to enhancing shareholder value. Consequently, the board has authorized the repurchase of outstanding shares. Common stock repurchases for treasury were a record in 2007, building from the steady pace of the last several years. Repurchases occur when we believe that stock prices on the open market are favorable for such repurchases. Our corporate code of conduct restricts repurchases during certain time
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 64

periods. At a minimum, we would expect repurchases to offset dilution from share-based compensation. In 2007, 2006 and 2005, we used $306 million, $118 million and $63 million for share repurchase.

Repurchase activity in 2007 included open market purchases, two private transactions (at market prices) and an ASR agreement under which 4 million shares were purchased at an average price of $39.20. In conjunction with the authorization for the ASR, the board increased its repurchase authorization to an additional 13 million shares.

The details of the repurchase authorizations and activity are described in Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Page 27. Between February 1999 and year-end 2007, we have repurchased 24.9 million shares at a total cost to the company of $967 million. We do not adjust the number of shares repurchased and average price per repurchased share for stock dividends.
Property Casualty Insurance Reserves
Range of Reasonable Reserves
The company established a reasonably likely range for net loss and loss expense reserves of $3.132 billion to $3.427 billion at year-end 2007, carrying net reserves of $3.397 billion. The likely range was $3.097 billion to $3.380 billion at year-end 2006, with the company carrying net reserves of $3.356 billion. Our loss and loss expense reserves are not discounted, but we have reduced the reserves by an estimate of the amount of salvage and subrogation payments we expect to recover. We provide a reconciliation of the property casualty reserves with the loss and loss expense reserve as shown on the balance sheet in Item 8, Note 4 of the Consolidated Financial Statements, Page 95.
The low point of each year’s range corresponds to approximately one standard error below each year’s mean reserve estimate, while the high point corresponds to approximately one standard error above each year’s mean reserve estimate. We discussed management’s reasons for basing reasonably likely reserve ranges on standard errors in Reserve Estimate Variability above.
The ranges reflect our assessment of the most likely unpaid loss and loss expenses at year-end 2007 and 2006. However, actual unpaid loss and loss expenses could nonetheless fall outside of the indicated ranges.
Management’s best estimate of total loss reserves as of year-end 2007 was consistent with the corresponding actuarial best estimate. Management’s best estimate as of year-end 2006 was above the corresponding actuarial best estimate. Our inter-departmental committee, which includes our actuarial management team, chose a higher estimate for two reasons. First, we incurred three unusually large workers’ compensation claims in accident year 2006 that totaled $12 million. The historical reserving data used to derive the actuarial best estimate for this line of business did not fully reflect those three losses. Second, management recognized the potential for a higher level of loss expense inflation for the commercial casualty line than was reflected in the actuarial best estimate. Management chose the higher level because of a rise in loss expense inflation between 2004 and 2006.
Development of Loss and Loss Expenses
We reconcile the beginning and ending balances of our reserves for loss and loss expenses at December 31, 2007, 2006 and 2005, in Item 8, Note 4 of the Consolidated Financial Statements, Page 95. The reconciliation of our year-end 2006 reserve balance to net incurred losses one year later recognizes approximately $244 million of redundant reserves.
The table below shows the development of the estimated reserves for loss and loss expenses the past 10 years.
•	Section A shows our total property casualty loss and loss expense reserves recorded at the balance sheet date for each of the indicated calendar years on a gross and net basis. Those reserves represent the estimated amount of unpaid loss and loss expenses for claims arising in the indicated calendar year and all prior accident years at the balance sheet date, including losses that were incurred but not yet reported to the company.
•	Section B shows the cumulative net amount paid with respect to the previously recorded reserve as of the end of each succeeding year. For example, as of December 31, 2007, we had paid $1.295 billion of loss and loss expenses in calendar years 1998 through 2007 for losses that occurred in accident years 1997 and prior. An estimated $171 million of losses remained unpaid as of year-end 2007 (net re-estimated reserves of $1.466 billion from Section C less cumulative paid loss and loss expenses of $1.295 billion).
•	Section C shows the re-estimated amount of the previously reported reserves based on experience as of the end of each succeeding year. The estimate is increased or decreased as we learn more about the frequency and severity of claims.
•	Section D, cumulative net redundancy, represents the aggregate change in the estimates for all years subsequent to the year the reserves were initially established. For example, reserves established at
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 65

December 31, 1997, had developed a $311 million redundancy over 10 years, net of reinsurance, which was reflected in income over the 10 years. The table shows favorable development in redundant reserves as a negative number. The effects on income in 2007, 2006 and 2005 of changes in estimates of the reserves for loss and loss expenses for all accident years are shown in the reconciliation below.
In evaluating the development of our estimated reserves for loss and loss expenses for the past 10 years, note that each amount includes the effects of all changes in amounts for prior periods. For example, payments or reserve adjustments related to losses settled in 2007 but incurred in 2001 are included in the cumulative deficiency or redundancy amount for 2001 and each subsequent year. In addition, this table presents calendar year data, not accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this data.
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

	Calendar year ended December 31,
(In millions)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007

A. Originally reported reserves for unpaid loss and loss expenses:

Gross of reinsurance	$1,889	$1,978	$2,093	$2,401	$2,865	$3,150	$3,386	$3,514	$3,629	$3,860	$3,925
Reinsurance recoverable	112	138	161	219	513	542	541	537	518	504	528

Net of reinsurance	$1,777	$1,840	$1,932	$2,182	$2,352	$2,608	$2,845	$2,977	$3,111	$3,356	$3,397

B. Cumulative net paid as of:
One year later	$499	$522	$591	$697	$758	$799	$817	$907	$944	$1,006
Two years later	761	833	943	1,116	1,194	1,235	1,293	1,426	1,502
Three years later	965	1,067	1,195	1,378	1,455	1,519	1,626	1,758
Four years later	1,075	1,207	1,327	1,526	1,614	1,716	1,823
Five years later	1,152	1,283	1,412	1,623	1,717	1,823
Six years later	1,205	1,333	1,464	1,680	1,778
Seven years later	1,239	1,366	1,496	1,717
Eight years later	1,260	1,390	1,520
Nine years later	1,279	1,409
Ten years later	1,295

C. Net reserves re-estimated as of:
One year later	$1,623	$1,724	$1,912	$2,120	$2,307	$2,528	$2,649	$2,817	$2,995	$3,112
Two years later	1,551	1,728	1,833	2,083	2,263	2,377	2,546	2,743	2,871
Three years later	1,520	1,636	1,802	2,052	2,178	2,336	2,489	2,657
Four years later	1,465	1,615	1,771	2,010	2,153	2,299	2,452
Five years later	1,466	1,608	1,757	1,999	2,127	2,276
Six years later	1,463	1,602	1,733	1,992	2,122
Seven years later	1,460	1,577	1,739	1,994
Eight years later	1,435	1,593	1,746
Nine years later	1,456	1,603
Ten years later	1,466

D. Cumulative net redundancy as of:
One year later	$(154)	$(116)	$(20)	$(62)	$(45)	$(80)	$(196)	$(160)	$(116)	$(244)
Two years later	(226)	(112)	(99)	(99)	(89)	(231)	(299)	(234)	(240)
Three years later	(257)	(204)	(130)	(130)	(174)	(272)	(356)	(320)
Four years later	(312)	(225)	(161)	(172)	(199)	(309)	(393)
Five years later	(311)	(232)	(175)	(183)	(225)	(332)
Six years later	(314)	(238)	(199)	(190)	(230)
Seven years later	(317)	(263)	(193)	(188)
Eight years later	(342)	(247)	(186)
Nine years later	(321)	(237)
Ten years later	(311)

Net reserves re-estimated—latest	$1,466	$1,603	$1,746	$1,994	$2,122	$2,276	$2,452	$2,657	$2,871	$3,112
Re-estimated recoverable—latest	188	214	223	257	537	591	584	637	641	532

Gross liability re-estimated—latest	$1,654	$1,817	$1,969	$2,251	$2,659	$2,867	$3,036	$3,294	$3,512	$3,644

Cumulative gross redundancy	$(235)	$(161)	$(124)	$(150)	$(206)	$(283)	$(350)	$(220)	$(117)	$(216)

Asbestos and Environmental Reserves
We carried $123 million of net loss and loss expense reserves for asbestos and environmental claims as of year-end 2007, compared with $131 million for such claims as of year-end 2006. These amounts constitute 3.6 percent and 3.9 percent of total loss and loss expense reserves as of these year-end dates.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 66

We believe our exposure to asbestos and environmental claims is limited, largely because our reinsurance retention was $500,000 or below prior to 1987. We also predominantly were a personal lines company in the 1960s and 1970s when asbestos and pollution exclusions were not widely used. During the 1980s and early 1990s, commercial lines grew as a percentage of our overall business and our exposure to asbestos and environmental claims grew accordingly. Over that period, we endorsed to or included in most policies an asbestos and environmental exclusion.
Additionally, since 2002, we have revised policy terms where permitted by state regulation to limit our exposure to mold claims prospectively and further reduce our exposure to other environmental claims generally. Finally, we have not engaged in any mergers or acquisitions through which such a liability could have been assumed. We continue to monitor our claims for evidence of material exposure to other mass tort classes such as silicosis, but we have found no such credible evidence to date.
Reserving data for asbestos and environmental claims has characteristics that limit the usefulness of the methods and models used to analyze loss and loss expense reserves for other claims. Specifically, asbestos and environmental loss and loss expenses for different accident years do not emerge independently of one another as loss development and Bornhuetter-Ferguson methods assume. In addition, asbestos and environmental loss and loss expense data available to date does not reflect a well-defined tail, greatly complicating the identification of an appropriate probabilistic trend family model.
Due to these considerations, our actuarial staff elected to use a paid survival ratio method to estimate reserves for incurred but not yet reported asbestos and environmental claims. Although highly uncertain, reserve estimates obtained via this method have held up reasonably well since 2004. Between 2005 and 2007, total asbestos and environmental reserves decreased 1.3 percent. Our exposure to such claims is limited, therefore, we do not believe that a more detailed reserve analysis would be an appropriate use of resources.
Commercial Lines Insurance Segment Reserves
For the business lines in the commercial lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves. The rise in total gross reserves for our commercial business lines is partially due to normal loss cost inflation and exposure growth in our commercial casualty and workers’ compensation business lines. The increase also reflected higher loss expense reserves due to a claims mediation process that promoted earlier liability settlement resolution and to increased legal fees. In addition, commercial casualty gross reserves rose because of the increase in large losses as we discussed in Commercial Lines Insurance Results of Operations, Page 44.

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At December 31, 2007
Commercial casualty	$1,035	$389	$524	$1,948	55.1%
Commercial property	104	6	29	139	3.9
Commercial auto	276	48	65	389	11.0
Workers’ compensation	426	315	119	860	24.3
Specialty packages	67	1	9	77	2.3
Surety and executive risk	68	2	42	112	3.2
Machinery and equipment	4	3	1	8	0.2

Total	$1,980	$764	$789	$3,533	100.0%

At December 31, 2006
Commercial casualty	$923	$437	$483	$1,843	54.0%
Commercial property	132	31	36	199	5.8
Commercial auto	274	52	64	390	11.4
Workers’ compensation	411	277	99	787	23.1
Specialty packages	80	1	5	86	2.5
Surety and executive risk	67	1	32	100	2.9
Machinery and equipment	5	3	1	9	0.3

Total	$1,892	$802	$720	$3,414	100.0%

Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 67

The following table shows net reserve changes at year-end 2007, 2006 and 2005 by commercial line of business and accident year:

	Commercial	Commercial	Commercial	Workers’	Specialty	Surety &	Machinery &
(Dollars in millions)	casualty	property	auto	compensation	packages	executive risk	equipment	Totals

As of December 31, 2007
2006 accident year	$(70)	$(4)	$(15)	$(20)	$1	$3	$(1)	$(106)
2005 accident year	(22)	(13)	(6)	0	2	3	(1)	(37)
2004 accident year	(34)	(1)	1	1	(1)	(1)	0	(35)
2003 accident year	(2)	0	(3)	(1)	0	(3)	0	(9)
2002 accident year	(15)	(1)	1	5	(1)	(3)	0	(14)
2001 accident year	(8)	0	(1)	2	0	1	0	(6)
2000 and prior accident years	2	0	(2)	3	0	1	0	4

Deficiency/(redundancy)	$(149)	$(19)	$(25)	$(10)	$1	$1	$(2)	$(203)

Reserves estimated as of December 31, 2006	$1,483	$170	$386	$713	$84	$83	$9	$2,928
Reserves re-estimated as of December 31, 2007	1,334	151	361	703	85	84	7	2,725

Deficiency/(redundancy)	$(149)	$(19)	$(25)	$(10)	$1	$1	$(2)	$(203)

As of December 31, 2006
2005 accident year	$(52)	$17	$(17)	$(2)	$3	$7	$1	$(43)
2004 accident year	(21)	(3)	1	5	(1)	(3)	0	(22)
2003 accident year	(12)	(3)	1	0	1	(1)	0	(14)
2002 accident year	2	(1)	(2)	(3)	0	1	0	(3)
2001 accident year	(9)	(4)	(2)	(1)	0	1	0	(15)
2000 accident year	(9)	(1)	(1)	1	(1)	0	0	(11)
1999 and prior accident years	2	0	(1)	9	0	0	0	10

Deficiency/(redundancy)	$(99)	$5	$(21)	$9	$2	$5	$1	$(98)

Reserves estimated as of December 31, 2005	$1,359	$160	$386	$634	$73	$63	$6	$2,681
Reserves re-estimated as of December 31, 2006	1,260	165	365	643	75	68	7	2,583

Deficiency/(redundancy)	$(99)	$5	$(21)	$9	$2	$5	$1	$(98)

As of December 31, 2005
2004 accident year	$(78)	$23	$(15)	$9	$7	$2	$(1)	$(53)
2003 accident year	(51)	(3)	(5)	13	3	(4)	0	(47)
2002 accident year	(17)	(3)	(1)	8	2	0	0	(11)
2001 accident year	(7)	(1)	(1)	3	0	(1)	0	(7)
2000 accident year	8	0	0	3	2	0	0	13
1999 accident year	(1)	0	0	3	0	0	0	2
1998 and prior accident years	(25)	1	(1)	2	1	(1)	0	(23)

Deficiency/(redundancy)	$(171)	$17	$(23)	$41	$15	$(4)	$(1)	$(126)

Reserves estimated as of December 31, 2004	$1,332	$104	$372	$558	$72	$64	$5	$2,507
Reserves re-estimated as of December 31, 2005	1,161	121	349	599	87	60	4	2,381

Deficiency/(redundancy)	$(171)	$17	$(23)	$41	$15	$(4)	$(1)	$(126)

The overall favorable development recorded for the commercial lines reserves illustrates the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty. Commercial lines reserve development over the past three years was consistent with:
•	The initiative, begun in 2001 and expanded to other states in 2004, to use a claims mediation process that promotes earlier liability settlement resolution
•	Increased loss expenses due to higher legal fees
•	Workers’ compensation claim reserving practices
•	Higher than expected medical inflation affecting the workers’ compensation line
•	Changes in reinsurance treaty retentions
•	Settlements that differed from the established case reserves
•	Changes in case reserves based on new information for specific claims or classes of claims
•	Differences in the timing of actual settlements compared with the payout patterns assumed in the accident year IBNR reductions
•	Lower risk profile after 2001 due to commercial lines underwriting initiatives
•	Recognition of favorable case reserve development
•	Implementation of Claims Management System in 2003 and 2004
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 68

Personal Lines Insurance Segment Reserves
For the business lines in the personal lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves. Total gross reserves were down slightly from year-end 2006 due to the decline in premiums and exposures for this segment. Homeowner gross reserves also reflected a lower level of catastrophe losses in 2007 as we discussed in Personal Lines Insurance Results of Operations, Page 51.

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At December 31, 2007
Personal auto	$163	$(4)	$30	$189	48.2%
Homeowners	61	8	14	83	21.0
Other personal	54	54	12	120	30.8

Total	$278	$58	$56	$392	100.0%

At December 31, 2006
Personal auto	$169	$5	$32	$206	46.2%
Homeowners	69	24	17	110	24.7
Other personal	55	61	14	130	29.1

Total	$293	$90	$63	$446	100.0%

The following table shows net reserve changes at year-end 2007, 2006 and 2005 by personal line of business and accident year:

	Personal		Other
(Dollars in millions)	auto	Homeowner	personal	Totals

As of December 31, 2007
2006 accident year	$3	$(7)	$(11)	$(15)
2005 accident year	5	0	(5)	0
2004 accident year	(2)	(3)	(10)	(15)
2003 accident year	(3)	(1)	(1)	(5)
2002 accident year	(1)	0	(4)	(5)
2001 accident year	0	0	(1)	(1)
2000 and prior accident years	0	1	(1)	0

Deficiency/(redundancy)	$2	$(10)	$(33)	$(41)

Reserves estimated as of December 31, 2006	$206	$104	$118	$428
Reserves re-estimated as of December 31, 2007	208	94	85	387

Deficiency/(redundancy)	$2	$(10)	$(33)	$(41)

As of December 31, 2006
2005 accident year	$4	$5	$(7)	$2
2004 accident year	6	1	(2)	5
2003 accident year	(3)	0	(4)	(7)
2002 accident year	(2)	(1)	(4)	(7)
2001 accident year	(2)	0	(2)	(4)
2000 accident year	(1)	0	(3)	(4)
1999 and prior accident years	0	0	(3)	(3)

Deficiency/(redundancy)	$2	$5	$(25)	$(18)

Reserves estimated as of December 31, 2005	$213	$99	$118	$430
Reserves re-estimated as of December 31, 2006	215	104	93	412

Deficiency/(redundancy)	$2	$5	$(25)	$(18)

As of December 31, 2005
2004 accident year	$0	$0	$(5)	$(5)
2003 accident year	0	(2)	(11)	(13)
2002 accident year	(3)	0	(3)	(6)
2001 accident year	(4)	0	(3)	(7)
2000 accident year	(1)	0	0	(1)
1999 accident year	0	1	0	1
1998 and prior accident years	0	0	(3)	(3)

Deficiency/(redundancy)	$(8)	$(1)	$(25)	$(34)

Reserves estimated as of December 31, 2004	$231	$114	$125	$470
Reserves re-estimated as of December 31, 2005	223	113	100	436

Deficiency/(redundancy)	$(8)	$(1)	$(25)	$(34)

The overall favorable development recorded for the personal lines segment reserves illustrates the potential for revisions inherent in estimating reserves. Personal lines reserve development over the past three years was consistent with:
•	Settlements that differed from the established case reserves
•	Changes in reinsurance treaty retentions
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 69

•	Changes in case reserves based on new information for specific claims or classes of claims
•	Differences in the timing of actual settlements compared with the payout patterns assumed in the accident year IBNR reductions
•	Implementation of Claims Management System in 2003 and 2004
Life Insurance Reserves
Gross life policy reserves were $1.478 billion at year-end 2007, compared with $1.409 billion at year-end 2006. We establish reserves for traditional life insurance policies based on expected expenses, mortality, morbidity, withdrawal rates and investment yields, including a provision for uncertainty. Once these assumptions are established, they generally are maintained throughout the lives of the contracts. We use both our own experience and industry experience adjusted for historical trends in arriving at our assumptions for expected mortality, morbidity and withdrawal rates. We use our own experience and historical trends for setting our assumptions for expected expenses. We base our assumptions for expected investment income on our own experience adjusted for current economic conditions.
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
2008 Reinsurance Programs
A single large loss or an unexpected rise in claims severity or frequency due to a catastrophic event could present us with a liquidity risk. In an effort to control such losses, we forego marketing property casualty insurance in specific geographic areas, monitor our exposure in certain coastal regions, review aggregate exposures to huge disasters and purchase reinsurance. We use the Risk Management Solutions (RMS) and Applied Insurance Research (AIR) models to evaluate exposures to a once-in-a-100 year and a once-in-a-250 year event to help determine appropriate reinsurance coverage programs. In conjunction with these activities, we also continue to evaluate information provided by our reinsurance broker. These various sources explore and analyze credible scientific evidence, including the impact of global climate change, which may affect our exposure under insurance policies.
Reinsurance mitigates the risk of highly uncertain exposures and limits the maximum net loss that can arise from large risks or risks concentrated in areas of exposure. Management’s decisions regarding the appropriate level of risk retention are affected by various factors, including changes in our underwriting practices, capacity to retain risks and reinsurance market conditions. Reinsurance does not relieve us of our obligation to pay covered claims. The financial strength of our reinsurers is important because our ability to recover for losses covered under any reinsurance agreement depends on the financial viability of the reinsurer.
Currently participating on our standard market property and casualty per-risk and per-occurrence programs are Hannover Reinsurance Company, Munich Reinsurance America, Partner Reinsurance Company of the U.S. and Swiss Reinsurance America Corporation, all of which have A.M. Best insurer financial strength ratings of A (Excellent) or A+ (Superior). Our property catastrophe program is subscribed through a broker by reinsurers from the United States, Bermuda, London and the European markets.
Primary components of the 2008 property and casualty reinsurance program include:
•	Property per risk treaty — The primary purpose of the property treaty is to provide capacity up to $25 million, adequate for the majority of the risks we write. It also includes protection for extra-contractual liability coverage losses. We retain the first $4 million of each loss. Losses between $4 million and $25 million are reinsured at 100 percent. The ceded premium is estimated at $38 million for 2008, compared with $35 million in 2007 and $29.5 million in 2006.
•	Casualty per occurrence treaty — The casualty treaty provides capacity up to $25 million. Similar to the property treaty, it provides sufficient capacity to cover the vast majority of casualty accounts we insure and also includes protection for extra-contractual liability coverage losses. We retain the first $5 million of each loss. Losses between $5 million and $25 million are reinsured at 100 percent. The ceded premium is estimated at $45 million in 2008, compared with $50 million in 2007 and $44.8 million in 2006.

We have modified our casualty per occurrence treaty for one Fortune 1000 policyholder. Three executive risk policies are written for this insured and the $5 million casualty retention would apply separately to each policy for a total retention of $15 million. This aggregation would be applicable only if all three policies were triggered under the same occurrence.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 70

•	Casualty excess treaties — We purchase a casualty reinsurance treaty that provides an additional $25 million in protection for certain casualty losses. This treaty, along with the casualty per occurrence treaty, provides a total of $50 million of protection for workers’ compensation, extra-contractual liability coverage and clash coverage losses, which would apply when a single occurrence involved multiple policyholders of The Cincinnati Insurance Companies or multiple coverages for one insured. The ceded premium is estimated at $1.8 million in 2008, the same premium we paid in 2007.

We purchase a second casualty excess treaty, which provides an additional $20 million in casualty loss coverage. This treaty also provides catastrophic coverage for workers’ compensation and extra-contractual liability coverage losses. The ceded premium is estimated at less than $1 million for 2008, the same premium we paid in 2007.
•	Property catastrophe treaty — To protect against catastrophic events such as wind and hail, hurricanes or earthquakes, we purchase property catastrophe reinsurance with a limit up to $500 million. For the 2008 treaty, ceded premiums are estimated at $43 million compared with $48 million in 2007 and $38 million in 2006. Our retention on this program remains at $45 million and we also retain:
o	43 percent of losses between $45 million and $70 million

o	5 percent of losses between $70 million and $200 million

o	12 percent of losses between $200 million and $300 million

o	19 percent of losses between $300 million and $400 million and

o	11 percent of losses between $400 million and $500 million.
After reinsurance, our maximum exposure to a catastrophic event that caused $500 million in covered losses would be $105 million compared with $103 million in 2007. The largest catastrophe loss in our history was $87 million before reinsurance. The treaty contains one reinstatement provision.
Individual risks with insured values in excess of $25 million, as identified in the policy, are handled through a different reinsurance mechanism. We typically reinsure property coverage for individual risks with insured values between $25 million and $60 million under an automatic facultative treaty. For risks with property values exceeding $60 million, we negotiate the purchase of facultative coverage on an individual certificate basis. For casualty coverage on individual risks with limits exceeding $25 million, facultative reinsurance coverage is placed on an individual certificate basis.
Terrorism coverage at various levels has been secured in all of our reinsurance agreements. The broadest coverage for this peril is found in the property and casualty working treaties, which provide coverage for commercial and personal risks. Our property catastrophe treaty provides coverage for personal risks, and the majority of its reinsurers provide limited coverage for commercial risks with total insured values of $10 million or less. For insured values between $10 million and $25 million, there also may be coverage in the property working treaty.
Reinsurance protection for the company’s surety business is covered under separate treaties with many of the same reinsurers that write the property casualty working treaties.
The company’s newly formed excess and surplus lines subsidiary has purchased a property and casualty reinsurance treaty for 2008 through Swiss Reinsurance America Corporation. Primary components of the treaty include:
•	Property per risk treaty — The property treaty provides limits up to $5 million, which provides adequate capacity for the risk profile we expect to write in 2008. We retain the first $1 million of any policy loss. Losses between $1 million and $5 million are reinsured at 100 percent.
•	Casualty per occurrence treaty — The casualty treaty provides limits up to $5 million, which provides adequate capacity for the risk profile we expect to write in 2008. We retain the first $1 million of any policy loss. Losses between $1 million and $5 million are reinsured at 100 percent.
•	Basket retention — CSU has purchased this coverage to limit our retention to $1 million in the event that the same occurrence results in both a property and a casualty loss.
•	Property catastrophe treaty — As a subsidiary of The Cincinnati Insurance Company, CSU has been added as a named insured under our property catastrophe treaty. All terms and conditions of this treaty apply to policies underwritten by CSU.
For property or casualty risks with limits exceeding $5 million, underwriters place facultative reinsurance coverage on an individual certificate basis. The combined property and casualty treaty provides protection on a participating basis for extra contractual obligations, as well as exposure to losses in excess of policy limits. The limit is $5 million for both property and casualty.
Reinsurance protection for our life insurance business is covered under separate treaties with many of the same reinsurers that write the property casualty working treaties. In 2005, we modified our reinsurance protection for our term life insurance business due to changes in the marketplace that affected the cost and availability of reinsurance for term life insurance. We are retaining no more than a $500,000 exposure, ceding
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 71

the balance using excess over retention mortality coverage, and retaining the policy reserve. Retaining the policy reserve has no direct impact on GAAP results. However, because of the conservative nature of statutory reserving principles, retaining the policy reserve unduly depresses our statutory earnings and requires a large commitment of our capital. We also have catastrophe reinsurance coverage on our life insurance operations that reimburses us up to $40 million for covered net losses in excess of $10 million. The treaty contains a reinstatement provision, provided the covered losses were not due to terrorism, and contains protection for extra-contractual liability coverage losses. For term life insurance business written prior to 2005, we retain 10 percent to 25 percent of each term policy, not to exceed $500,000, ceding the balance of mortality risk and policy reserve.
The NAIC has asked for industry comments on proposals to modify statutory accounting procedures to reduce the negative effect on statutory life insurance income. We expect the NAIC proposals will be adopted. If they are not, we believe we will be able to structure a reinsurance program to provide the life insurance company with the ability to continue to grow in the term life insurance marketplace while appropriately managing risk, at a cost that allows us to achieve our life insurance company profit targets.
Safe Harbor Statement
This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in our Item 1A, Risk Factors, Page 21. Although we often review or update our forward-looking statements when events warrant, we caution our readers that we undertake no obligation to do so.
Factors that could cause or contribute to such differences include, but are not limited to:
•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes
•	Increased frequency and/or severity of claims
•	Inaccurate estimates or assumptions used for critical accounting estimates
•	Events or actions, including unauthorized intentional circumvention of controls, that reduce the company’s future ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002
•	Changing consumer buying habits and consolidation of independent insurance agencies that could alter our competitive advantages
•	Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:
o	Downgrade of the company’s financial strength ratings

o	Concerns that doing business with the company is too difficult or

o	Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace
•	Sustained decline in overall stock market values negatively affecting the company’s equity portfolio and book value; in particular a sustained decline in the market value of Fifth Third shares, a significant equity holding
•	Securities laws that could limit the manner and timing of our investment transactions
•	Recession or other economic conditions or regulatory, accounting or tax changes resulting in lower demand for insurance products
•	Events, such as the subprime mortgage lending crisis, that lead to a significant decline in the value of a particular security or group of securities, such as our financial sector holdings, and impairment of the asset(s)
•	Prolonged low interest rate environment or other factors that limit the company’s ability to generate growth in investment income or interest-rate fluctuations that result in declining values of fixed-maturity investments
•	Delays or inadequacies in the development, implementation, performance and benefits of technology projects and enhancements
•	Ability to obtain adequate reinsurance on acceptable terms, amount of reinsurance purchased, financial strength of reinsurers and the potential for non-payment or delay in payment by reinsurers
•	Increased competition that could result in a significant reduction in the company’s premium growth rate
•	Underwriting and pricing methods adopted by competitors that could allow them to identify and flexibly price risks, which could decrease our competitive advantages
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 72

•	Personal lines pricing and loss trends that lead management to conclude that this segment could not attain sustainable profitability, which could prevent the capitalization of policy acquisition costs
•	Actions of insurance departments, state attorneys general or other regulatory agencies that:
o	Restrict our ability to exit or reduce writings of unprofitable coverages or lines of business

o	Place the insurance industry under greater regulatory scrutiny or result in new statutes, rules and regulations

o	Increase our expenses

o	Add assessments for guaranty funds, other insurance related assessments or mandatory reinsurance arrangements; or that impair our ability to recover such assessments through future surcharges or other rate changes

o	Limit our ability to set fair, adequate and reasonable rates

o	Place us at a disadvantage in the marketplace or

o	Restrict our ability to execute our business model, including the way we compensate agents
•	Adverse outcomes from litigation or administrative proceedings
•	Unforeseen departure of certain executive officers or other key employees due to retirement, health or other causes that could interrupt progress toward important strategic goals or diminish the effectiveness of certain longstanding relationships with insurance agents and others.
•	Investment activities or market value fluctuations that trigger restrictions applicable to the parent company under the Investment Company Act of 1940
•	Events, such as an epidemic, natural catastrophe, terrorism or construction delays, that could hamper our ability to assemble our workforce at our headquarters location
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Introduction
Market risk is the potential for a decrease in securities value resulting from broad yet uncontrollable forces such as: inflation, economic growth, interest rates, world political conditions or other widespread unpredictable events. It is comprised of many individual risks that, when combined, create a macroeconomic impact. The company accepts and manages risks in the investment portfolio as part of the means of achieving portfolio objectives. Some of the risks are:
•	Political — the potential for a decrease in market value due to the real or perceived impact of governmental policies or conditions
•	Regulatory — the potential for a decrease in market value due to the impact of legislative proposals or changes in laws or regulations
•	Economic — the potential for a decrease in value due to changes in general economic factors (recession, inflation, deflation, etc.)
•	Revaluation — the potential for a decrease in market value due to a change in relative value (change in market multiple) of the market brought on by general economic factors
•	Interest-rate — the potential for a decrease in market value of a security or portfolio due to its sensitivity to changes (increases or decreases) in the general level of interest rates
Company-specific risk is the potential for a particular issuer to experience a decline in valuation due to the impact of sector or market risk on the holding or because of issues specific to the firm:
•	Fraud — the potential for a negative impact on an issuer’s performance due to actual or alleged illegal or improper activity of individuals it employs
•	Credit — the potential for deterioration in an issuer’s financial profile due to specific company issues, problems it faces in the course of its operations or industry-related issues
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 73

•	Default — the possibility that an issuer will not make a required payment (interest payment or return of principal) on its debt. Generally this occurs after its financial profile has deteriorated (credit risk) and it no longer has the means to make its payments
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
Risks associated with the five asset classes described in Item 1, Investments Segment, Page 15, can be summarized as follows (H — high, A — average, L — low):

	Taxable	Tax-exempt	Common	Preferred	Short-term
	fixed maturities	fixed maturities	equities	equities	investments

Political	A	H	A	A	L
Regulatory	A	A	A	A	L
Economic	A	A	H	A	L
Revaluation	A	A	H	A	L
Interest rate	H	H	A	H	L
Fraud	A	L	A	A	L
Credit	A	L	A	A	L
Default	A	L	A	A	L
Fixed-maturity Investments
For investment-grade corporate bonds, the inverse relationship between interest rates and bond prices leads to falling bond values during periods of increasing interest rates. Although the potential for a worsening financial condition, and ultimately default, does exist with investment-grade corporate bonds, their higher-quality financial profiles make credit risk less of a concern than for lower-quality investments. We address this risk by consistently investing within a particular maturity range, which has, over the years, provided the portfolio with a laddered maturity schedule, which we believe is less subject to large swings in value due to interest rate changes. While a single maturity range may see values drop due to general interest rate levels, other maturity ranges would typically be less affected by those changes. Additionally, purchases are spread across a wide spectrum of industries and companies, diversifying our holdings and minimizing the impact of specific industries or companies with greater sensitivities to interest rate fluctuations.
The primary risk related to high-yield corporate bonds is credit risk or the potential for a deteriorating financial structure. A weak financial profile can lead to rating downgrades from the credit rating agencies, which can put further downward pressure on bond prices. Interest rate risk, while significant, is less of a factor with high-yield corporate bonds, as valuation is related more directly to underlying operating performance than to general interest rates. This puts more emphasis on the financial results achieved by the issuer rather than on general economic trends or statistics within the marketplace. We address this concern by analyzing issuer- and industry-specific financial results and by closely monitoring holdings within this asset class.
The primary risks related to tax-exempt bonds are interest rate risk and political risk associated with the specific economic environment within the political boundaries of the issuing municipal entity. We address these concerns by focusing on municipalities’ general-obligation debt and on essential-service bonds. Essential-service bonds derive a revenue stream from the services provided by the municipality, which are vital to the people living in the area (water service, sewer service, etc.). Another risk related to tax-exempt bonds is regulatory risk or the potential for legislative changes that would negate the benefit of owning tax-exempt bonds. We monitor regulatory activity for situations that may negatively affect current holdings and our ongoing strategy for investing in these securities.
The final, less significant risk is our exposure to credit risk for a portion of the tax-exempt portfolio that has support from corporate entities. Examples are bonds insured by corporate bond insurers or bonds with interest payments made by a corporate entity through a municipal conduit/authority. Our decisions regarding these investments primarily consider the underlying municipal situation. The existence of third-party insurance is intended to reduce risk in the event of default. In circumstances in which the municipality is unable to meet its obligations, risk would be increased if the insuring entity were experiencing financial duress. Because of our diverse exposure and selection of higher-rated entities with strong financial profiles, we do not believe this is a material concern as we discuss in Item 1, Investments Segment, Page 15.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 74

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
The table below summarizes the effect of hypothetical changes in interest rates on the fixed-maturity portfolio:

	Fair value of	Effective duration
	fixed maturity	100 basis point	100 basis point
(In millions)	portfolio	spread decrease	spread increase

At December 31, 2007	$5,848	$6,131	$5,565

At December 31, 2006	5,805	6,099	5,511
The effective duration of the fixed maturity portfolio is currently 4.84 years, down slightly from year-end 2006. A 100 basis point movement in interest rates would result in an approximately 4.8 percent change in the market value of the fixed maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its market value will be to changes in the general level of interest rates, exclusive of call features. The market values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.
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
At year-end 2007, we held 15 individual equity positions valued at approximately $100 million or above, see Item 1, Investments Segment, Page 15, for additional details on these holdings. These equity positions accounted for approximately 93.0 percent of the unrealized appreciation of the entire portfolio.
Our common stock investments generally are securities with annual dividend yields that meet or exceed that of the overall market and have the potential for future dividend increases. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. We believe that the continued payment of cash dividends by the issuers of the common equities we hold also should provide a floor to their valuation.
Our investments are heavily weighted toward the financial sector, which represented 56.7 percent of the total fair value of the common stock portfolio at year-end 2007. Financial sector investments typically underperform the overall market during periods when interest rates are expected to rise. We historically have seen these types of short-term fluctuations in market value of our holdings as potential buying opportunities but are aware that a prolonged downturn in this sector could create a long-term negative effect on the portfolio.
Over the longer term, our objective is for the performance of our equity portfolio to exceed that of the broader market. Over the five years ended December 31, 2007, our compound annual equity portfolio return was flat compared with a compound annual total return of 12.8 percent for the Standard & Poor’s 500 Index,
Cincinnati Financial Corporation – 2007 Annual Report on 10-K – Page 75

a common benchmark of market performance. In 2007, our annual equity portfolio return was a negative 16.3 percent, compared with an annual total return of 5.5 percent for that Index. Our equity portfolio underperformed the market for the five-year period primarily because of the decline in the market value of our holdings of Fifth Third common stock between 2003 and 2007.
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
In 2007, we purchased residual shares in two auction rate pass-through trusts, otherwise known as auction rate securities. Each of the two trusts we purchased contain a single investment grade preferred security (rated A3/A- and Aa3/A+) that provides for the cash flow to be divided between the two types of shares within the Trust. We own both the primary (“A”) and residual (“B”) shares in one of these investments. Due to recent disruptions within the auction process that sets the rate for payment to the primary shares, there have been no residual cash flows available for payout to our residual shares although the primary shares have performed as expected. We have both the ability and intent to hold these securities. We will continue to monitor the auction process until such time as it normalizes. However, if the auction process fails to normalize in a reasonable period of time, we may deem it necessary to impair these securities. As of year-end 2007, these investments had a fair value of $13 million and represented unrealized losses of $4.2 million.
Fifth Third Bancorp Holding
One of our common stock holdings, Fifth Third, accounted for 28.5 percent of our shareholders’ equity at year-end 2007 and dividends earned from our Fifth Third investment were 20.0 percent of our investment income in 2007. In October 2007, we sold 5.5 million shares of our Fifth Third holding to fund an ASR agreement.

	Years ended December 31,
(In millions except market price data)	2007	2006

Fifth Third Bancorp common stock holding:
Dividends earned	$121	$115
Percent of total net investment income	20.0%	20.2%

	At December 31,	At December 31,
	2007	2006
Shares held	67	73

Closing market price of Fifth Third	$25.13	$40.93
Book value of holding	185	283
Fair value of holding	1,691	2,979
After-tax unrealized gain	979	1,752

Market value as a percent of total equity investments	27.1%	38.2%
Market value as a percent of invested assets	13.8	21.7
Market value as a percent of total shareholders’ equity	28.5	43.8
After-tax unrealized gain as a percent of total shareholders’ equity	16.5	25.7

Based on 2007 results, a 10 percent change in dividends earned from our Fifth Third holding would result in a $12 million change in pretax investment income and a $11 million change in after-tax earnings.
Every $1.00 change in the market price of Fifth Third’s common stock has approximately a 26 cent impact on our book value per share. A 20 percent change in the market price of Fifth Third’s common stock from its year-end 2007 closing price would result in a $338 million change in assets and a $220 million change in after tax unrealized gains.
The market value of Fifth Third, our largest holding, has been affected in recent years by the residual effects of a regulatory review concluded in 2004, and, more recently by a difficult interest rate environment and by challenging economic conditions in certain of its geographic markets. We maintain confidence in its management team’s ability to successfully execute its long-term strategic plan. During this challenging period for the bank, we have continued to benefit from its superior dividend growth. Fifth Third paid dividends of $1.66 per share in 2007 compared with $1.56 per share in 2006.
Securities Lending Collateral Invested
We participate in a securities lending program under which certain fixed maturities from our investment portfolio are loaned to other institutions for short periods of time. At year-end 2007, we had fixed maturities with a market value of $745 million on loan. The $760 million in offsetting collateral is shown on our balance sheets as securities lending collateral invested.
Cincinnati Financial Corporation – 2007 Annual Report on 10-K – Page 76

A portion of the securities lending collateral invested was placed in asset-backed commercial paper (ABCP) programs during 2007 by our lending agent. Due to the ABCP market disruption, maturities on two of our investments were extended beyond their original stated maturity dates. Only one of these investments remains outstanding. That ABCP had an amortized cost of $73 million at February 22, 2008, compared with $74 million at year-end 2007. The ABCP manager is continuing to work with investors to allow for an orderly liquidation of the fund. Excluding this remaining ABCP investment, all investments within our securities lending program now are in overnight securities.
We are potentially at risk if our ability to return the collateral is compromised because of a material decline in the market value of the securities in which we have invested the collateral. We discuss the program in Item 8, Note 1 of the Consolidated Financial Statements, Page 87.
Unrealized Investment Gains And Losses
At year-end 2007, unrealized investment gains before taxes totaled $3.527 billion and unrealized investment losses in the investment portfolio amounted to $188 million.
Unrealized Investment Gains
The unrealized gains at year-end 2007 largely were due to long-term gains from our holdings of Fifth Third common stock, which contributed 42.7 percent of those gains, and from our other common stock holdings, including AllianceBernstein Holding L.P. (NYSE:AB), ExxonMobil (NYSE:XOM), PNC Financial Services Group, Inc. (NYSE:PNC) and The Procter & Gamble Company (NYSE:PG), which each contributed at least 5 percent of those gains.
Unrealized Investment Losses – Potential Other-than-temporary Impairments
During 2007, a total of 20 securities were written down as other-than-temporarily impaired because of credit concerns that began with the pressure that the fallout from the subprime mortgage crisis has placed on securities in the housing and related industries. Those declines reflected general credit concerns that began in the subprime mortgage market and spread to other areas in the homebuilding and related industries over the course of 2007. During 2006, one security was written down.
We expect the number of securities trading below 100 percent of book value to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, book values for some securities have been revised due to impairment charges recognized in prior periods. At year-end 2007, 373 of the 2,053 securities we owned were trading below 100 percent of book value compared with 679 of the 1,973 securities we owned at year-end 2006 and 732 of the 1,814 securities we owned at year-end 2005.
The 373 holdings trading below book value at year-end 2007 represented 18.2 percent of invested assets and $188 million in unrealized losses. We deem the risk related to securities trading between 70 percent and 100 percent of book value to be relatively minor and at least partially offset by the earned income potential of these investments.
•	319 of these holdings were trading between 90 percent and 100 percent of book value. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 319 securities was $1.332 billion at year-end 2007, and they accounted for $46 million in unrealized losses.
•	54 of these holdings were trading below 90 percent of book value at year-end 2007. The fair value of these holdings was $562 million, and they accounted for $142 million in unrealized losses. These securities, which are being closely monitored, have been affected by a combination of factors including the effects of higher interest rates on longer-duration instruments, leveraged buyout activity and the slowdown in the residential construction market. The majority of these securities are in the financial sector.
•	Three securities were trading below 70 percent of book value at year-end 2007. The fair value of these holdings was $12 million, and they accounted for $6 million in unrealized losses. Our impairment committee evaluated these securities and believes the change in valuation is temporary.
As discussed in Critical Accounting Estimates, Asset Impairment, Page 40, when evaluating other-than-temporary impairments, we consider our intent and ability to retain a security for a period adequate to recover a substantial portion of its cost. Because of our investment philosophy and strong capitalization, we can hold securities until their scheduled redemption that might otherwise be deemed impaired as we evaluate their potential for recovery based on economic, industry or company factors.
Cincinnati Financial Corporation – 2007 Annual Report on 10-K – Page 77

The following table summarizes the length of time securities in the investment portfolio have been in a continuous unrealized gain or loss position.

	6 Months or less		> 6 - 12 Months		> 12 - 24 Months		> 24 - 36 Months
		Gross		Gross		Gross		Gross
	Number	unrealized	Number	unrealized	Number	unrealized	Number	unrealized
(Dollars in millions)	of issues	gain/loss	of issues	gain/loss	of issues	gain/loss	of issues	gain/loss

At December 31, 2007
Taxable fixed maturities:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	57	(7)	64	(19)	27	(4)	80	(15)
Trading at 100% and above of book value	241	9	17	1	47	5	203	49

Total	298	2	81	(18)	74	1	283	34

Tax-exempt fixed maturities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	3	0	19	(1)	8	0	69	(1)
Trading at 100% and above of book value	741	17	3	0	89	6	290	25

Total	744	17	22	(1)	97	6	359	24

Common equities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	11	(60)	2	(47)	0	0	0	0
Trading at 100% and above of book value	3	0	2	19	5	237	23	3,156

Total	14	(60)	4	(28)	5	237	23	3,156

Preferred equities:
Trading below 70% of book value	3	(6)	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	21	(21)	6	(7)	0	0	0	0
Trading at 100% and above of book value	5	1	1	0	2	2	4	0

Total	29	(26)	7	(7)	2	2	4	0

Short-term investments:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	0	0	3	0	0	0	0	0
Trading at 100% and above of book value	4	0	0	0	0	0	0	0

Total	4	0	3	0	0	0	0	0

Summary:
Trading below 70% of book value	3	(6)	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	92	(88)	94	(74)	35	(4)	149	(16)
Trading at 100% and above of book value	994	27	23	20	143	250	520	3,230

Total	1,089	$(67)	117	$(54)	178	$246	669	$3,214

Cincinnati Financial Corporation – 2007 Annual Report on 10-K – Page 78

The following table summarizes the investment portfolio:

				Gross	Gross
	Number	Book	Fair	unrealized	investment
(Dollars in millions)	of issues	value	value	gain/loss	income
At December 31, 2007
Taxable fixed maturities:
Trading below 70% of book value	0	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	228	936	891	(45)	52
Trading at 100% and above of book value	508	2,329	2,393	64	130
Securities sold in current year	0	0	0	0	22

Total	736	3,265	3,284	19	204

Tax-exempt fixed maturities:
Trading below 70% of book value	0	0	0	0	0
Trading at 70% to less than 100% of book value	99	246	244	(2)	9
Trading at 100% and above of book value	1,123	2,272	2,320	48	98
Securities sold in current year	0	0	0	0	3

Total	1,222	2,518	2,564	46	110

Common equities:
Trading below 70% of book value	0	0	0	0	0
Trading at 70% to less than 100% of book value	13	672	565	(107)	21
Trading at 100% and above of book value	33	2,043	5,455	3,412	244
Securities sold in current year	0	0	0	0	6

Total	46	2,715	6,020	3,305	271

Preferred equities:
Trading below 70% of book value	3	18	12	(6)	0
Trading at 70% to less than 100% of book value	27	180	152	(28)	10
Trading at 100% and above of book value	12	62	65	3	1
Securities sold in current year	0	0	0	0	3

Total	42	260	229	(31)	14

Short-term investments:
Trading below 70% of book value	0	0	0	0	0
Trading at 70% to less than 100% of book value	3	30	30	0	0
Trading at 100% and above of book value	4	71	71	0	0
Securities sold in current year	0	0	0	0	2

Total	7	101	101	0	2

Portfolio summary:
Trading below 70% of book value	3	$18	$12	$(6)	$0
Trading at 70% to less than 100% of book value	370	2,064	1,882	(182)	92
Trading at 100% and above of book value	1,680	6,777	10,304	3,527	473
Investment income on securities sold in current year	0	0	0	0	36

Total	2,053	$8,859	$12,198	$3,339	$601

At December 31, 2006
Portfolio summary:
Trading below 70% of book value	0	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	679	2,787	2,728	(59)	127
Trading at 100% and above of book value	1,294	5,668	10,971	5,303	416
Investment income on securities sold in current year	0	0	0	0	19

Total	1,973	$8,455	$13,699	$5,244	$562

Cincinnati Financial Corporation – 2007 Annual Report on 10-K – Page 79

Item 8. Financial Statements and Supplementary Data
Responsibility for Financial Statements
We have prepared the consolidated financial statements of Cincinnati Financial Corporation and our subsidiaries for the year ended December 31, 2007, in accordance with accounting principles generally accepted in the United States of America (GAAP).
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
The audit committee meets periodically with management, our independent registered public accounting firm and our internal auditors to discuss how each is handling responsibilities. The audit committee reports their findings to the board of directors. The audit committee recommends to the board the annual appointment of the independent registered public accounting firm. The audit committee reviews with this firm the scope of the audit assignment and the adequacy of internal controls and procedures. Deloitte & Touche LLP, our independent registered public accounting firm, audited the consolidated financial statements of Cincinnati Financial Corporation and subsidiaries for the year ended December 31, 2007. Their report is on Page 82. Deloitte’s auditors met with our audit committee to discuss the results of their examination. They have the opportunity to present their opinions about the adequacy of internal controls and the quality of financial reporting without management present.
Cincinnati Financial Corporation – 2007 Annual Report on 10-K – Page 80

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
All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the company maintained effective internal control over financial reporting as of December 31, 2007. The assessment led management to conclude that, as of December 31, 2007, the company’s internal control over financial reporting was effective based on those criteria.
The company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2007. This report appears below.

/S/ John J. Schiff, Jr.

John J. Schiff, Jr., CPCU Chairman and Chief Executive Officer

/S/ Kenneth W. Stecher

Kenneth W. Stecher
Chief Financial Officer, Executive Vice President, Secretary and Treasurer (Principal Accounting Officer)
February 28, 2008
Cincinnati Financial Corporation – 2007 Annual Report on 10-K – Page 81

Report Of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Cincinnati Financial Corporation
Fairfield, Ohio
We have audited the accompanying consolidated balance sheets of Cincinnati Financial Corporation and subsidiaries (the company) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(c). We also have audited the company’s internal control over financial reporting as of December 31, 2007, based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The company’s management is responsible for these financial statements and financial schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting report. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 1 of the Consolidated Financial Statements, the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share Based Payment, on January 1, 2006; the recognition and related disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Benefit Plans, on December 31, 2006; the provisions of SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133 and 140, on January 1, 2007; and the provisions of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109, on January 1, 2007.
/S/ Deloitte & Touche LLP
Cincinnati, Ohio
February 28, 2008
Cincinnati Financial Corporation – 2007 Annual Report on 10-K – Page 82

Cincinnati Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
(Dollars in millions except per share data)	2007	2006

ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2007—$5,783; 2006—$5,739)	$5,848	$5,805
(includes securities pledged to creditors of $745 at December 31, 2007)
Equity securities, at fair value (cost: 2007—$2,975; 2006—$2,621)	6,249	7,799
Short-term investments, at fair value (amortized cost: 2007—$101; 2006—$95)	101	95
Other invested assets	63	60

Total investments	12,261	13,759

Cash and cash equivalents	226	202
Securities lending collateral invested	760	0
Investment income receivable	124	121
Finance receivable	92	108
Premiums receivable	1,107	1,128
Reinsurance receivable	754	683
Prepaid reinsurance premiums	13	13
Deferred policy acquisition costs	461	453
Land, building and equipment, net, for company use (accumulated depreciation: 2007—$276; 2006—$261)	239	193
Other assets	72	58
Separate accounts	528	504

Total assets	$16,637	$17,222

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$3,967	$3,896
Life policy reserves	1,478	1,409
Unearned premiums	1,564	1,579
Securities lending payable	760	0
Other liabilities	574	533
Deferred income tax	977	1,653
Note payable	69	49
6.125% senior notes due 2034	371	371
6.9% senior debentures due 2028	28	28
6.92% senior debentures due 2028	392	392
Separate accounts	528	504

Total liabilities	10,708	10,414

Commitments and contingent liabilities (Note 15)	—	—

SHAREHOLDERS’ EQUITY
Common stock, par value—$2 per share; (authorized: 2007—500 million shares, 2006—500 million shares; issued: 2007—196 million shares, 2006—196 million shares)	393	391
Paid-in capital	1,049	1,015
Retained earnings	3,404	2,786
Accumulated other comprehensive income	2,151	3,379
Treasury stock at cost (2007—30 million shares, 2006—23 million shares)	(1,068)	(763)

Total shareholders’ equity	5,929	6,808

Total liabilities and shareholders’ equity	$16,637	$17,222

  Accompanying notes are an integral part of these statements.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 83

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Years ended December 31,
(In millions except per share data)	2007	2006	2005

REVENUES
Earned premiums
Property casualty	$3,125	$3,163	$3,058
Life	125	115	106
Investment income, net of expenses	608	570	526
Realized investment gains and losses	382	684	61
Other income	19	18	16

Total revenues	4,259	4,550	3,767

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	1,963	2,128	1,911
Commissions	624	630	627
Other operating expenses	362	354	302
Taxes, licenses and fees	75	77	72
Increase in deferred policy acquisition costs	(9)	(21)	(19)
Interest expense	52	53	51

Total benefits and expenses	3,067	3,221	2,944

INCOME BEFORE INCOME TAXES	1,192	1,329	823

PROVISION (BENEFIT) FOR INCOME TAXES
Current	325	404	188
Deferred	12	(5)	33

Total provision for income taxes	337	399	221

NET INCOME	$855	$930	$602

PER COMMON SHARE
Net income—basic	$5.01	$5.36	$3.44
Net income—diluted	4.97	5.30	3.40

Accompanying notes are an integral part of these statements.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 84

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Years ended December 31,
(In millions)	2007	2006	2005

COMMON STOCK
Beginning of year	$391	$389	$370
5% stock dividend	0	0	18
Stock options exercised	2	2	1

End of year	393	391	389

PAID-IN CAPITAL
Beginning of year	1,015	969	618
5% stock dividend	0	0	341
Stock options exercised	19	28	9
Share-based compensation	14	17	0
Other	1	1	1

End of year	1,049	1,015	969

RETAINED EARNINGS
Beginning of year	2,786	2,088	2,057
Cumulative effect of change in accounting for hybrid financial securities	5	0	0
Cumulative effect of change in accounting for uncertain tax positions	(1)	0	0

Adjusted beginning of year	2,790	2,088	2,057
Net income	855	930	602
5% stock dividend	0	0	(359)
Dividends declared	(241)	(232)	(212)

End of year	3,404	2,786	2,088

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	3,379	3,284	3,787
Cumulative effect of change in accounting for hybrid financial securities	(5)	0	0

Adjusted beginning of year	3,374	3,284	3,787
Other comprehensive income (loss), net	(1,223)	127	(503)
Cumulative effect of change in accounting for pension obligations	0	(32)	0

End of year	2,151	3,379	3,284

TREASURY STOCK
Beginning of year	(763)	(644)	(583)
Purchase	(306)	(120)	(63)
Reissued	1	1	2

End of year	(1,068)	(763)	(644)

Total shareholders’ equity	$5,929	$6,808	$6,086

COMMON STOCK — NUMBER OF SHARES OUTSTANDING
Beginning of year	173	174	167
5% stock dividend	0	0	9
Shares issued	0	1	0
Purchase of treasury shares	(7)	(2)	(2)

End of year	166	173	174

COMPREHENSIVE INCOME
Net income	$855	$930	$602
Unrealized investment gains and losses during the period	(1,898)	181	(749)
Taxes on other comprehensive income	667	(54)	246
Pension obligations	8	0	0

Total comprehensive income (loss)	$(368)	$1,057	$99

Accompanying notes are an integral part of these statements.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 85

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31,
(In millions)	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$855	$930	$602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	36	38	33
Realized gains on investments	(382)	(684)	(61)
Share-based compensation	14	17	0
Interest credited to contract holders	36	31	28
Changes in:
Investment income receivable	(3)	(3)	(10)
Premiums and reinsurance receivable	(50)	(13)	2
Deferred policy acquisition costs	(8)	(21)	(19)
Other assets	(4)	17	5
Loss and loss expense reserves	71	235	112
Life policy reserves	101	81	84
Unearned premiums	(15)	20	20
Other liabilities	64	(5)	(17)
Deferred income tax	12	(5)	33
Current income tax	(22)	(23)	(7)

Net cash provided by operating activities	705	615	805

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	321	110	243
Call or maturity of fixed maturities	520	343	466
Sale of equity securities	812	859	104
Collection of finance receivables	37	35	34
Purchase of fixed maturities	(924)	(753)	(1,297)
Purchase of equity securities	(769)	(689)	(219)
Change in short-term investments, net	(5)	(15)	(4)
Investment in buildings and equipment, net	(70)	(52)	(44)
Investment in finance receivables	(23)	(41)	(45)
Change in other invested assets, net	(1)	(11)	(9)
Change in securities lending collateral invested	(760)	0	0

Net cash used in investing activities	(862)	(214)	(771)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(240)	(228)	(204)
Purchase of treasury shares	(307)	(120)	(61)
Increase in notes payable	20	49	0
Proceeds from stock options exercised	19	27	11
Contract holder funds deposited	12	32	87
Contract holder funds withdrawn	(79)	(78)	(54)
Change in securities lending payable	760	0	0
Excess tax benefits on share-based compensation	2	2	0
Other	(6)	(2)	0

Net cash provided by (used in) financing activities	181	(318)	(221)

Net increase (decrease) in cash and cash equivalents	24	83	(187)
Cash and cash equivalents at beginning of year	202	119	306

Cash and cash equivalents at end of period	$226	$202	$119

Supplemental disclosures of cash flow information:
Interest paid (net of capitalized interest: 2007—$2; 2006—$1)	$51	$53	$51
Income taxes paid	346	429	195
Non-cash activities:
Conversion of securities	$20	$50	$42
Equipment acquired under capital lease obligations	12	12	0

Accompanying notes are an integral part of these statements.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 86

Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Nature of Operations
Cincinnati Financial operates through our insurance group and three complementary subsidiary companies: The Cincinnati Insurance Company leads our standard market property casualty insurance group that also includes subsidiaries The Cincinnati Casualty Company and The Cincinnati Indemnity Company. This group markets a broad range of standard market business, homeowner and auto policies in 34 states. The group provides quality customer service to our select group of 1,092 local insurance agencies with 1,327 reporting locations. Other subsidiaries of The Cincinnati Insurance Company include The Cincinnati Life Insurance Company, which markets life insurance policies, disability income policies and annuities, and The Cincinnati Specialty Underwriters Insurance Company, which began offering excess and surplus lines insurance products in 2008.
The three complementary subsidiaries are CSU Producer Resources Inc. which offers insurance brokerage services to our independent agencies so their clients can access our excess and surplus lines insurance products; CFC Investment Company, which offers commercial leasing and financing services to our agents, their clients and other customers; and CinFin Capital Management Company, which provides asset management services to institutions, corporations and individuals.
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
Earnings per Share
Net income per common share is based on the weighted average number of common shares outstanding during each of the respective years. We calculate net income per common share (diluted) assuming the exercise of stock options. We have adjusted shares and earnings per share to reflect all stock splits and dividends prior to December 31, 2007.
Share-based Compensation
We grant qualified and non-qualified share-based compensation under authorized plans. Until 2007, all stock-based awards were in the form of stock options that had an exercise price equal to the market value of the underlying common stock on the date of grant, vested in equal amounts over the three years following the date of grant and were exercisable over 10 year periods.
The 2006 Stock Compensation Plan, approved in 2006 by shareholders, provides the compensation committee of the board of directors flexibility in the types of available stock-based awards including stock options along with restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The 2006 Stock Compensation Plan also allowed the grant of performance-based awards.
In 2007, the committee approved a mix of stock options and restricted stock units for stock-based awards. Service-based stock options awarded had similar terms but generally were awarded for fewer shares compared with previous years to accommodate new awards of restricted stock units while keeping the overall cost of stock-based compensation in line with previous years.
Prior to January 1, 2006, we accounted for our stock option plans using the recognition and measurement provisions pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (APB 25), as permitted by the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123). No stock-based employee compensation cost was recognized in the Statements of Income for the year ended December 31, 2005.
Effective January 1, 2006, we adopted the fair value recognition provisions of the SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. We elected to use the alternative method for determining the beginning balance of the additional paid-in capital pool, as described in the Financial Accounting Standards Board (FASB) Staff Position 123(R)-3. Refer to Note 16, Stock-based Associate Compensation Plans, Page 102 for more information regarding our share-based compensation.
Employee Benefit Pension Plan
We sponsor a defined benefit pension plan covering substantially all employees. Our pension expense is based on certain acturial assumptions and also is composed of several components that are determined using the projected unit credit actuarial cost method.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 87

Property Casualty Insurance
Property casualty policy written premiums are deferred and recorded as earned premiums on a pro rata basis over the terms of the policies. We record as unearned premium the portion of written premiums that apply to unexpired policy terms. The expenses associated with issuing insurance policies – primarily commissions, premium taxes and underwriting costs – are deferred and amortized over the terms of policies. We update our acquisition cost assumptions periodically to reflect actual experience and we evaluate our deferred acquisition cost for recoverability.
Certain property casualty policies are not booked before the effective date. An actuarial estimate is made to determine the amount of unbooked written premiums. The majority of the estimate is unearned and does not have a material impact on earned premium.
We establish reserves to cover the expected cost of claims – or losses – and our expenses related to investigating, processing and resolving claims. Although determining the appropriate amount of reserves is inherently uncertain, we base our decisions on past experience and current facts. Reserves are based on claims reported prior to the end of the year and estimates of unreported claims. We take into account the fact that we may recover some of our costs through salvage and subrogation. We regularly review and update reserves using the most current information available. Any resulting adjustments are reflected in current year insurance losses and policyholder benefits.
The Cincinnati Insurance Companies actively market property casualty insurance policies in 34 states. Our 10 largest states generated 69.1 percent and 70.0 percent of total property casualty premiums in 2007 and 2006. Ohio, our largest state, accounted for 21.2 percent and 22.0 percent of total earned premiums in 2007 and 2006. Agencies in Georgia, Illinois, Indiana, Michigan, North Carolina, Pennsylvania and Virginia each contributed between 4 percent and 9 percent of premium volume in 2007. The largest single agency relationship accounted for approximately 1.2 percent of the company’s total agency direct earned premiums in 2007.
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
Long-duration contracts are written to provide coverage for an extended period of time. Traditional long-duration contracts require policyholders to pay scheduled gross premiums, generally not less frequently than annually, over the term of the coverage. Premiums for these contracts are recognized as revenue when due. Whole life insurance and disability income insurance are examples. Some traditional long-duration contracts have premium payment periods shorter than the period over which coverage is provided. For these contracts the excess of premium over the amount required to pay expenses and benefits is recognized over the term of the coverage rather than over the premium payment period. Ten-pay whole life insurance is an example.
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
When we issue a traditional long-duration contract, we capitalize acquisition costs. Acquisition costs are costs which vary with, and are primarily related to, the production of new business. We then charge these deferred policy acquisition costs to expenses over the premium paying period of the contract and we use the same assumptions that we use when we establish the liability for the contract. We update our acquisition cost assumptions periodically to reflect actual experience and we evaluate our deferred acquisition cost for recoverability.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 88

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
Reinsurance
We reduce risk and uncertainty by buying property casualty and life reinsurance. Reinsurance contracts do not relieve us from our duty to policyholders, but rather help protect our financial strength to perform that duty all of our reinsurer contracts transfer the economic risk of loss. All of our reinsurance contracts transfer the economic risk of loss.
We also serve in a limited way as a reinsurer for other insurance companies, reinsurers and involuntary state pools. We record our transactions for such assumed reinsurance based on reports provided to us by the ceding reinsurer.
Reinsurance assumed and ceded premiums are deferred and recorded as earned premiums on a pro rata basis over the terms of the contract. We estimate loss amounts recoverable from our reinsurers based on the reinsurance policy terms. Historically, our claims with reinsurers have been paid. We do not have an allowance for uncollectible reinsurance.
Cash and Cash Equivalents
Cash and cash equivalents include commercial paper, money market funds, invested cash and other overnight investments purchased with original maturities of less than three months, which are carried at fair value.
Investments
Our portfolio investments are primarily in publicly traded fixed-maturity, equity and short-term investments, classified as available for sale at fair value in the consolidated financial statements. Fixed-maturity investments (taxable bonds, tax-exempt bonds and redeemable preferred stocks) and equity investments (common and non-redeemable preferred stocks) are classified as available for sale and recorded at fair value in the consolidated financial statements. The number of fixed-maturity securities trading below 100 percent of book value can be expected to fluctuate as interest rates rise or fall. Because of our strong surplus and long-term investment horizon, our intent is to hold fixed-maturity investments until maturity, regardless of short-term fluctuations in fair values.
We include unrealized gains and losses on investments, net of taxes, in shareholders’ equity as accumulated other comprehensive income. Realized gains and losses on investments are recognized in net income on a specific identification basis.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 89

Investment income consists mainly of interest and dividends. We record interest on an accrual basis and record dividends at the ex-dividend date. We amortize premiums and discounts on fixed-maturity securities using the effective interest method over the expected life of the security.
Facts and circumstances sometimes warrant investment write-downs. We record such other-than-temporary declines as realized investment losses. When evaluating for other-than temporary impairments, the committee considers the company’s intent and ability to retain a security for a period adequate to recover its cost.
Fair Value Disclosures
We primarily base fair value for investments in equity and fixed-maturity securities (including redeemable preferred stock and assets held in separate accounts) on quoted market prices or on prices from FT Interactive Data, an outside resource that supplies global securities pricing, dividend, corporate action and descriptive information to support fund pricing, securities operations, research and portfolio management. When a price is not available from these sources, as the case of securities that are not publicly traded, we determine the fair value using cash flow projection models or using quotes from independent brokers. The fair value of investments priced by independent brokers is less than 1 percent of the fair value of our total investment portfolio.
We estimate fair value for liabilities under investment-type insurance contracts (annuities) using discounted cash flow calculations. We base the calculations on interest rates offered on contracts of similar nature and maturity. We base fair value for long-term senior notes and notes payable on the quoted market prices for such notes.
Derivative Financial Instruments and Hedging Activities
We account for derivative financial instruments as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Deferral of the Effective Date of FASB Statement No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively referred to as SFAS No. 133).
The hedging definitions included in SFAS No. 133 guide our recognition of the changes in the fair value of derivative financial instruments as realized gains or losses in the consolidated statements of income or as a component of accumulated other comprehensive income in shareholder’s equity in the period for which they occur.
In 2006, CFC Investment Company (CFC-I) replaced $49 million of intercompany debt owed to CFC with a short-term line of credit issued by PNC bank. CFC-I entered into an interest-rate swap contract to hedge against fluctuations of interest payments for certain variable-rate debt obligations ($49 million notional amount). Under the interest-rate swap contract, CFC-I agreed to pay a fixed rate of interest of 5.66 percent for a three-year period ending August 29, 2009. In October 2006, we completed necessary requirements for the interest-rate swap to qualify for hedge accounting treatment under the provisions of SFAS No. 133. At December 31, 2007 and 2006, the fair value of the interest rate swap was $1.2 million and $430,000, respectively. We do not expect any significant reclassification into consolidated net income for the year ending December 31, 2008.
Securities Lending Program
In 2006, we began actively participating in a securities lending program under which certain fixed-maturity securities from our investment portfolio are loaned to other institutions for short periods of time. We require cash collateral in excess of the market value of the loaned securities. The collateral received is invested in accordance with our guidelines in high-quality, short-duration instruments to generate additional investment income. The market value of the loaned securities is monitored on a daily basis and additional collateral is added or refunded as the market value of the loaned securities changes. As this program is accounted for as a secured borrowing, the collateral is recognized as an asset, and classified as securities lending collateral invested, with a corresponding liability for the obligation to return the collateral.
We maintain the right and ability to redeem the securities loaned on short notice and continue to earn interest on the collateral securities. Although the securities loaned have been pledged and effectively secure the cash collateral we receive, we maintain effective control over our securities, which we continue to classify as invested assets on our consolidated balance sheets. At year-end 2007, we had $745 million in securities on loan and $760 million of collateral. At year-end 2006, we had no securities on loan and held no collateral because we recalled our securities on loan prior to year-end. Interest income on collateral, net of fees, was $1.5 million in 2007 and $697,000 in 2006.
A portion of the securities lending collateral invested was placed in asset-backed commercial paper (ABCP) programs during 2007 by our lending agent. Due to the ABCP market disruption, maturities on two of our investments were extended beyond their original stated maturity dates. Only one of these investments remains outstanding. That ABCP had an amortized cost of $73 million at February 22, 2008, compared with $74 million at year-end 2007. The ABCP manager is continuing to work with investors to allow for an orderly liquidation of the fund. Excluding this remaining ABCP investment, all investments within our securities lending program now are in overnight securities.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 90

Lease/Finance
Our CFC Investment Company subsidiary provides auto and equipment direct financing (leases and loans) to commercial and individual clients. We generally transfer ownership of the property to the client as the terms of the leases expire. Our lease contracts contain bargain purchase options. We record income over the financing term using the effective interest method.
We capitalize and amortize lease or loan origination costs over the life of the financing using the effective interest method. These costs may include, but are not limited to: finder fees, broker fees, filing fees and the cost of credit reports. We account for these leases and loans as direct financing-type leases.
Asset Management
Our CinFin Capital Management subsidiary generates revenue from management fees. We set those fees based on the market value of assets under management, and we record our revenue as it is earned.
Land, Building and Equipment
We record building and equipment at cost less accumulated depreciation. Certain equipment held under capital leases also is classified as property and equipment with the related lease obligations recorded as liabilities. Our depreciation is based on estimated useful lives (ranging from three years to 39 1/2 years) using straight-line and accelerated methods. Depreciation expense was $38 million in both 2007 and 2006 and $33 million in 2005. We monitor land, building and equipment for potential impairments. Potential impairments may include a significant decrease in the market values of the assets, considerable cost overruns on projects or a change in legal factors or business climate, or other factors that indicate that the carrying amount may not be recoverable.
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
Pending Accounting Standards
•	SFAS No. 157, Fair Value Measurements – In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures of fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Management currently is evaluating the effect SFAS No. 157 will have on our results of operations and financial position in 2008.

•	SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 – In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159, which is effective for fiscal years beginning after November 15, 2007, permits an entity to choose to measure many financial instruments and certain other items at fair value (on an instrument-by-instrument basis) at specified election dates. The objective is to improve financial reporting by providing an entity with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We have not yet determined whether we will elect the fair value option for certain financial assets or liabilities; and therefore, we do not know the impact, if any, SFAS No. 159 may have on our results of operations and financial position in 2008.

•	SFAS No. 160, Noncontrolling Interests In Consolidated Financial Statements – an amendment of Accounting Research Bulletin (ARB) No. 51 – In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests In Consolidated Financial Statements – an amendment of Accounting ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Management currently is evaluating the effect SFAS No. 160 will have on our results of operations and financial position.
Adopted Accounting Standards
•	FIN No. 48, Accounting For Uncertainty in Income Taxes, an interpretation of SFAS No. 109 – In July 2006, the FASB issued FIN 48. We adopted the provisions of FIN 48 on January 1, 2007.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 91

As a result, we recorded a charge of approximately $300,000 to the January 1, 2007, retained earnings. As of the adoption date, we had a gross unrecognized tax benefit of $24.8 million. See Note 10, Income Taxes, Page 98, for additional information.
•	SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS Nos. 133 and 140 – In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.”

SFAS No. 155: (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination is not embedded derivatives; and (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS No. 155 was effective for all financial instruments acquired or issued in a fiscal year that begins after September 15, 2006.

On January 1, 2007, we adopted SFAS No. 155, which allows us to account for the entire hybrid financial instrument at fair value, with changes in the fair value recognized in realized investment gains and losses rather than unrealized investment gains and losses. We elected the fair value option for hybrid financial instruments to simplify our reporting, to address cost-benefit considerations and to have a consistent and reliable fair value. The transition adjustment was comprised of $12 million of gross realized investment gains and $4 million of gross realized investment losses, before tax. Our transition adjustment increased retained earnings by $5 million, reducing accumulated other comprehensive income by the same amount.

•	SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchange of Insurance Contracts – In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” This statement provides guidance on accounting for deferred acquisition costs on an internal replacement, which is defined broadly as a modification in product benefits, features, rights, or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. Contract modifications resulting in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract and any unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets from the replaced contract should not be deferred in connection with the replacement contract. The provisions of SOP 05-1 were effective for internal replacements beginning January 1, 2007. The initial adoption of SOP 05-1 did not have a material impact on our results of operations or financial position.

•	SFAS No. 158. Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Nos. 87, 88, 106, and 132(R) – In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit and Other Retirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans as an asset or liability in its statement of financial position, measured as the difference between the fair value of plan assets and the projected benefit obligation as of the end of our fiscal year-end. In addition, SFAS No. 158 requires employers to recognize changes in the funded status of defined benefit pension and other postretirement plans in the year in which the changes occur through other accumulated comprehensive income. The company adopted SFAS No. 158 effective December 31, 2006. The adoption of SFAS No. 158 resulted in an increase in liabilities of $32 million on an after-tax basis with a corresponding reduction in accumulated other comprehensive income and shareholders’ equity. SFAS No. 158 did not change the amount of net periodic benefit expense recognized in an entity’s results of operations.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 92

2. Investments
The following table analyzes investment income, realized investment gains and losses and the change in unrealized investment gains and losses:

	Years ended December 31,
(In millions)	2007	2006	2005

Investment income summarized by investment category:
Interest on fixed maturities	$308	$300	$280
Dividends on equity securities	294	262	244
Other investment income	15	15	8

Total	617	577	532
Less investment expenses	9	7	6

Total	$608	$570	$526

Realized investment gains and losses summary:
Fixed maturities:
Gross realized gains	$8	$27	$36
Gross realized losses	(18)	(2)	(1)
Other-than-temporary impairments	(14)	(1)	(1)
Equity securities:
Gross realized gains	438	656	40
Gross realized losses	(24)	(5)	(6)
Other-than-temporary impairments	(2)	0	0
Securities with embedded derivatives	(11)	7	(7)
Other	5	2	0

Total	$382	$684	$61

Change in unrealized investment gains and losses and other summary:
Fixed maturities	$7	$(23)	$(198)
Equity securities	(1,904)	200	(575)
Adjustment to deferred acquisition costs and life policy reserves	(1)	2	6
Pension obligations	12	0	0
Other	0	2	18
Income taxes on above	663	(54)	246

Total	$(1,223)	$127	$(503)

At December 31, 2007, contractual maturity dates for fixed-maturity and short-term investments were:

	Amortized	Fair	% of Fair
(In millions)	cost	value	value

Maturity dates occurring:
Less than one year	$201	$202	3.4%
One year through five years	880	911	15.3
After five years through ten years	3,000	3,008	50.6
After ten years through twenty years	1,641	1,680	28.2
Over twenty years	162	148	2.5

Total	$5,884	$5,949	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.
At December 31, 2007, investments with book value of $52 million and fair value of $53 million were on deposit with various states in compliance with regulatory requirements.

Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 93

The following table analyzes cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our investments:

	Cost or
(In millions)	amortized	Gross unrealized		Fair
At December 31,	cost	gains	losses	value

2007
Fixed maturities:
States, municipalities and political subdivisions	$2,518	$48	$2	$2,564
Convertibles and bonds with warrants attached	238	2	14	226
Public utilities	163	5	1	167
United States government	4	0	0	4
Government-sponsored enterprises	894	2	0	896
Foreign government	3	0	0	3
All other corporate bonds and short-term investments	2,064	56	31	2,089

Total	$5,884	$113	$48	$5,949

Equity securities	$2,975	$3,414	$140	$6,249

2006
Fixed maturities:
States, municipalities and political subdivisions	$2,382	$40	$6	$2,416
Convertibles and bonds with warrants attached	264	17	3	278
Public utilities	140	4	2	142
United States government	5	0	0	5
Government-sponsored enterprises	995	0	23	972
Foreign government	3	0	0	3
All other corporate bonds and short-term investments	2,045	61	22	2,084

Total	$5,834	$122	$56	$5,900

Equity securities	$2,621	$5,181	$3	$7,799

At year-end 2007, our Fifth Third Bancorp common stock holding, with fair value of $1.691 billion and a cost of $185 million, was our only investment for which the fair value exceeded 10 percent of shareholders’ equity. At year-end 2006, our Fifth Third common stock holding, with fair value of $2.979 billion and a cost of $283 million, and our Exxon Mobil Corporation common stock holding, with a fair value of $687 million and a cost of $133 million, exceeded 10 percent of shareholders’ equity.
We sold 5.5 million shares of our holdings of Fifth Third common stock in 2007. The sale contributed $64 million to our 2007 pretax realized gains and $42 million to net income. We sold 3.8 million shares of our holdings of ExxonMobil common stock in 2007. The sale contributed $217 million to our 2007 pretax realized gains and $141 million to net income.
We sold 12.7 million shares of our holdings of Alltel Corporation common stock in 2006. The sale contributed $647 million to our 2006 pretax realized gains and $412 million to net income.
This table reviews unrealized losses and fair values by investment category and by the duration of the securities’ continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
(In millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31,	value	losses	value	losses	value	losses

2007
Fixed maturities:
States, municipalities and political subdivisions	$39	$1	$205	$1	$244	$2
Convertibles and bonds with warrants attached	70	14	0	0	70	14
Public utilities	13	0	41	1	54	1
Government-sponsored enterprises	0	0	20	0	20	0
All other corporate bonds and short-term investments	384	13	393	18	777	31

Total	506	28	659	20	1,165	48
Equity securities	729	140	0	0	729	140

Total	$1,235	$168	$659	$20	$1,894	$188

2006
Fixed maturities:
States, municipalities and political subdivisions	$190	$1	$589	$5	$779	$6
Convertibles and bonds with warrants attached	6	0	43	3	49	3
Public utilities	4	0	54	2	58	2
United States government	3	0	1	0	4	0
Government-sponsored enterprises	1	0	970	23	971	23
Foreign government	3	0	0	0	3	0
All other corporate bonds and short-term investments	88	2	726	20	814	22

Total	295	3	2,383	53	2,678	56
Equity securities	39	2	11	1	50	3

Total	$334	$5	$2,394	$54	$2,728	$59

Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 94

When evaluating for other-than temporary impairments, our asset impairment committee considers the company’s intent and ability to retain a security for a period adequate to remain its cost.
At December 31, 2007, 184 fixed-maturity investments with a total unrealized loss of $20 million had been in an unrealized position for 12 months or more. Three securities were trading below 70 percent of book value with a total unrealized loss of $6 million. The remainder were trading between 70 percent to less than 100 percent of book value.
At December 31, 2006, 482 fixed-maturity investments with a total unrealized loss of $53 million and three equity securities with a total unrealized loss of $1 million had been in an unrealized position for 12 months or more. All were trading between 70 percent to less than 100 percent of book value.
3. Deferred Acquisition Costs
This table summarizes components of our deferred policy acquisition costs asset:

		Years ended December 31,
(In millions)	2007	2006	2005

Deferred policy acquisition costs asset at beginning of year	$453	$429	$400
Capitalized deferred policy acquisition costs	666	706	683
Amortized deferred policy acquisition costs	(657)	(685)	(664)
Amortized shadow deferred policy acquisition costs	(1)	3	10

Deferred policy acquisition costs asset at end of year	$461	$453	$429

4. Property Casualty Loss and Loss Expenses
This table summarizes activity loss and loss expense reserves:

	Years ended December 31,
(In millions)	2007	2006	2005

Gross loss and loss expense reserves, January 1,	$3,860	$3,629	$3,514
Less reinsurance receivable	504	518	537

Net loss and loss expense reserves, January 1,	3,356	3,111	2,977

Net incurred loss and loss expenses related to:
Current accident year	2,076	2,124	1,972
Prior accident years	(244)	(116)	(160)

Total incurred	1,832	2,008	1,812

Net paid loss and loss expenses related to:
Current accident year	785	819	772
Prior accident years	1,006	944	906

Total paid	1,791	1,763	1,678

Net loss and loss expense reserves, December 31,	3,397	3,356	3,111
Plus reinsurance receivable	528	504	518

Gross loss and loss expense reserves, December 31,	$3,925	$3,860	$3,629

We use actuarial methods, models, and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial management and is familiar with relevant company and industry business, claims, and underwriting trends, as well as general economic and legal trends, that could effect future loss and loss expense payments.
Because of changes in estimates of insured events in prior years, we decreased the provision for loss and loss expenses by $244 million, $116 million and $160 million in calendar years 2007, 2006 and 2005. These decreases are partly due to the effects of settling reported (case) and unreported (IBNR) reserves established in prior years for amounts less than expected. The reserve for loss and loss expenses in the consolidated balance sheets also includes $42 million, $36 million and $32 million at December 31, 2007, 2006 and 2005, respectively, for certain life and health losses.
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

Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 95

Here is a summary of our life policy reserves:

	At December 31,
(In millions)	2007	2006

Ordinary/traditional life	$505	$453
Universal life	410	396
Annuities	541	537
Other	22	23

Total	$1,478	$1,409

At both December 31, 2007 and 2006, the fair value associated with the annuities shown above was approximately $564 million and $563 million, respectively.
6. Notes Payable
At December 31, 2007, we had two lines of credit with commercial banks amounting to $225 million with an outstanding balance of $69 million. We had two lines of credit with commercial banks amounting to $125 million with an outstanding balance of $49 million at year-end 2006. The company had no compensating balance requirement on short-term debt for either 2007 or 2006. Interest rates charged on borrowings ranged from 5.4 percent to 8.3 percent during 2007.
The company’s subsidiary, CFC Investment Company, entered into an interest-rate swap agreement during 2006, which expires August 29, 2009. The purpose of the interest-rate swap contract is to hedge against fluctuations of interest payments for certain variable-rate debt obligations ($49 million notional amount). Under the interest-rate swap contract, CFC-I agreed to pay a fixed rate of interest of 5.66 percent. This swap is reflected at fair value in the consolidated balance sheets as a component of shareholders’ equity in accumulated other comprehensive income. The unrealized loss, net of tax, was $594,000 at year-end 2007 compared with $69,000 at year-end 2006. Management does not expect any significant amounts to be reclassified into earnings as a result of interest rate changes in the next 12 months.
7. Senior Debt
This table summarizes the principal amounts of our long-term debt excluding unamortized discounts:

(In millions)
Interest	Year of		At December 31,
rate	issue		2007	2006

6.900%	1998	Senior debentures, due 2028	$28	$28
6.920%	2005	Senior debentures, due 2028	392	392
6.125%	2004	Senior notes, due 2034	375	375

		Total	$795	$795

The fair value of our senior debt approximated $802 million at year-end 2007 and $850 million at year-end 2006. None of the notes are encumbered by rating triggers.
8. Shareholders’ Equity and Dividend Restrictions
Our insurance subsidiary declared dividends to the parent company of $420 million in 2007 and $275 million in both 2006 and 2005. State regulatory requirements restrict the dividends insurance subsidiaries can pay. Generally, the most our insurance subsidiaries can pay without prior regulatory approval is the greater of 10 percent of policyholder surplus or 100 percent of statutory net income for the prior calendar year. Dividends exceeding these limitations may be paid only with approval of the insurance department of the domiciliary state. During 2008, the total dividends that our lead insurance subsidiary may pay to our parent company without regulatory approval will be approximately $658 million.
As of December 31, 2007, 10.6 million shares of common stock were available for future stock option grants.
Declared cash dividends per share were $1.42, $1.34 and $1.21 for the years ended December 31, 2007, 2006 and 2005, respectively.

Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 96

Accumulated Other Comprehensive Income
The change in unrealized gains and losses on investments, pension obligations and derivatives included:

	Years ended December 31,
	2007			2006			2005

	Before	Income		Before	Income		Before	Income
(In millions)	tax	tax	Net	tax	tax	Net	tax	tax	Net

Accumulated unrealized gains (losses) on securities available for sale at January 1,	$5,241	$1,830	$3,411	$5,060	$1,776	$3,284	$5,809	$2,022	$3,787
Net unrealized gains (losses)	(1,515)	(530)	(985)	880	298	582	(692)	(226)	(466)
Reclassification adjustment for (gains) losses included in net income	(382)	(137)	(245)	(701)	(245)	(456)	(61)	(21)	(40)
Adjustment to deferred acquisition costs and life policy reserves	(1)	—	(1)	2	1	1	4	1	3

Effect on other comprehensive income	(1,898)	(667)	(1,231)	181	54	127	(749)	(246)	(503)

Accumulated unrealized gains (losses) on securities available for sale at December 31,	$3,343	$1,163	$2,180	$5,241	$1,830	$3,411	$5,060	$1,776	$3,284

Accumulated unrealized gains (losses) on hybrid financial securities at January 1,	$(7)	$(2)	$(5)	$—	$—	$—	$—	$—	$—
Net unrealized gains (losses)	—	—	—	—	—	—	—	—	—
Reclassification adjustment for (gains) losses included in net income	—	—	—	—	—	—	—	—	—

Effect on other comprehensive income	—	—	—	—	—	—	—	—	—

Accumulated unrealized gains (losses) on hybrid financial securities at December 31,	$(7)	$(2)	$(5)	$—	$—	$—	$—	$—	$—

Accumulated unrealized losses for pension obligations at January 1,	$(49)	$(17)	$(32)	$—	$—	$—	$—	$—	$—
Cumulative effect of change in accounting for pension obligations	—	—	—	(49)	(17)	(32)	—	—	—
Current year change in accounting for pension obligations	12	4	8	—	—	—	—	—	—

Accumulated unrealized losses for pension obligations at December 31,	$(37)	$(13)	$(24)	$(49)	$(17)	$(32)	$—	$—	$—

Accumulated other comprehensive income at January 1,	$5,185	$1,811	$3,374	$5,060	$1,776	$3,284	$5,809	$2,022	$3,787
Other comprehensive income (loss)	(1,898)	(667)	(1,231)	181	54	127	(749)	(246)	(503)
Effect of change in accounting for pension obligations and hybrid financial securities	12	4	8	(49)	(17)	(32)	—	—	—

Accumulated other comprehensive income at December 31,	$3,299	$1,148	$2,151	$5,192	$1,813	$3,379	$5,060	$1,776	$3,284

9. Reinsurance
Our statements of income include earned property casualty insurance premiums on assumed and ceded business:

	Years ended December 31,
(In millions)	2007	2006	2005

Direct earned premiums	$3,278	$3,296	$3,209
Assumed earned premiums	22	26	28
Ceded earned premiums	(175)	(158)	(179)

Net earned premiums	$3,125	$3,164	$3,058

Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 97

Our statements of income include incurred property casualty insurance loss and loss expenses on assumed and ceded business:

	Years ended December 31,
(In millions)	2007	2006	2005

Direct incurred loss and loss expenses	$1,922	$2,072	$1,898
Assumed incurred loss and loss expenses	17	13	40
Ceded incurred loss and loss expenses	(107)	(77)	(126)

Net incurred loss and loss expenses	$1,832	$2,008	$1,812

Our statements of income include earned life insurance premiums on assumed and ceded business:

	Years ended December 31,
(In millions)	2007	2006	2005

Direct earned premiums	$178	$159	$150
Assumed earned premiums	0	0	0
Ceded earned premiums	(53)	(44)	(44)

Net earned premiums	$125	$115	$106

Our statements of income include life insurance contract holder benefits incurred on assumed and ceded business:

	Years ended December 31,
(In millions)	2007	2006	2005

Direct contract holders benefits incurred	$173	$162	$141
Assumed contract holders benefits incurred	0	0	0
Ceded contract holders benefits incurred	(40)	(40)	(39)

Net incurred loss and loss expenses	$133	$122	$102

10. Income Taxes
Deferred tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the balance sheet at December 31 were as follows:

	At December 31,
(In millions)	2007	2006

Deferred tax liabilities:
Unrealized gains on investments and derivatives	$1,158	$1,824
Deferred acquisition costs	145	142
Other	35	36

Total	1,338	2,002

Deferred tax assets:
Loss and loss expense reserves	200	190
Unearned premiums	108	109
Life policy reserves	13	22
Other	40	28

Total	361	349

Net deferred tax liability	$977	$1,653

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and subsidiaries. As of December 31, 2007, we had no operating or capital loss carry forwards.
The differences between the 35 percent statutory income tax rate and our effective income tax rate were as follows:

	Years ended December 31,
	2007	2006	2005

Tax at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax-exempt municipal bonds	(2.7)	(2.2)	(3.2)
Dividend exclusion	(4.7)	(3.9)	(5.7)
Other	0.7	1.1	0.7

Effective rate	28.3%	30.0%	26.8%

Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109
We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, we recorded a charge of approximately $300,000 to retained earnings. As of the adoption date, we had a gross unrecognized tax benefit (FIN 48 liability) of $25 million.

Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 98

We reconcile the unrecognized tax benefit between January 1, 2007, and December 31, 2007, as follows:

(In millions)	2007

Gross unrecognized tax benefits at January 1,	$24.8
Gross increase in prior year positions	0
Gross decrease in prior year positions	(12.0)
Gross increase in current year positions	1.4
Gross decrease in current year positions	0
Settlements with tax authorities	0
Decrease for lapse in applicable statue of limitations	0

Gross unrecognized tax benefits at December 31,	$14.2

The FIN 48 liability is carried in other liabilities in the condensed consolidated balance sheets as of December 31, 2007. Included in the FIN 48 liability is an immaterial amount that would change the effective tax rate, if recognized. Although no penalties currently are accrued, if incurred, they would be recognized as a component of income tax expense. Accrued interest expense is recognized as other operating expense in the condensed consolidated statements of income. The accrued interest liability was $2.5 million and $1.8 million as of January 1, 2007, and December 31, 2007, respectively. The consolidated statements of income for the current year reflected net Internal Revenue Service interest income of $1.5 million from a reduction in the accrued interest liability and interest received on refund claims.
The IRS has concluded the examination phase of its audit of our 2002 through 2004 tax years. In November 2007, we met with IRS appeals personnel in an attempt to settle the unresolved issues related to those tax years. As a result of the appeals process, we reached a preliminary agreement with the IRS settling those unresolved issues. Until an IRS administrative review for the appeals settlement has been performed, the issues for which preliminary agreement have been reached cannot be considered effectively settled under FIN 48. However, as a result of the preliminary agreement, the FIN 48 liability associated with the 2002 to 2004 tax years have been adjusted and certain assumptions made for our FIN 48 liability associated with the tax years 2005 through 2007 tax years have been adjusted. We anticipate that the 2002 through 2004 tax years will be effectively settled in the next 12 months, resulting in a settlement of the FIN 48 liability of approximately $2 million, primarily related to the valuation of our loss reserves.
The IRS has begun the examination phase of its audit for our 2005 and 2006 tax years. It is reasonably possible that a change in the unrecognized tax benefits may occur once the examination phase has concluded. At this time, we can neither estimate the settlement date of, nor quantify an estimated range for any potential change to, the unrecognized tax benefits relating to these years.
In addition to our Internal Revenue Service filings, we file income tax returns in various state jurisdictions. Material amounts of income tax are paid to Ohio, Illinois and Florida. Of the state jurisdictions, Illinois has concluded an audit of tax years 2004 and 2005 resulting in an immaterial change to tax. No other audits are currently under way, nor is the company aware of any pending audits.
11. Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding. We have adjusted shares and earnings per share to reflect all stock splits and dividends prior to December 31, 2007.
Here are calculations for basic and diluted earnings per share:

	Years ended December 31,
(In millions)	2007	2006	2005

Numerator:
Net income—basic and diluted	$855	$930	$602

Denominator:
Weighted-average common shares outstanding	170,595,204	173,423,395	175,062,669
Effect of stock options and non-vested shares	1,572,248	2,027,946	2,053,457

Adjusted weighted-average shares	172,167,452	175,451,341	177,116,126

Earnings per share:
Basic	$5.01	$5.36	$3.44
Diluted	4.97	5.30	3.40

Number of anti-dilutive option shares	1,870,579	1,336,150	—
Exercise price of anti-dilutive option shares	$44.79-45.26	$45.26	$—
The only current sources of dilution of our common shares are outstanding stock options to purchase shares of common stock and non-vested shares. The above table shows the number of anti-dilutive options shares at year-end 2007, 2006 and 2005. We did not include these options in the computation of net income per common share (diluted) because their exercise would have an anti-dilutive effect.

Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 99

12. Employee Benefit Pension Plan
We sponsor a defined contribution plan (401(k) savings plan) and a defined benefit pension plan covering substantially all employees. We do not contribute to the 401(k) plan but we do pay all operating expenses. Benefits for the defined benefit pension plan are based on years of credited service and compensation level. Contributions are based on the frozen entry age actuarial cost method. We also maintain a supplemental retirement plan (SERP) with liabilities of approximately $6 million and $5 million at year-end 2007 and 2006. The SERP is included in the obligation and expense amounts. Our pension expense is based on certain actuarial assumptions and also is composed of several components that are determined using the projected unit credit actuarial cost method.
Key assumptions used in developing the 2007 net pension obligation were a 6.25 percent discount rate and rates of compensation increases ranging from 4 percent to 6 percent. To determine the discount rate, the plan’s particular liability characteristics — the amounts, timing and interest sensitivity of expected benefit payments — were evaluated and then matched to a yield curve based on actual high-quality corporate bonds across a full maturity spectrum. Once the plan’s projected cash flows matched the yield curve, a present value was developed, which was then calibrated to a single-equivalent discount rate. That discount rate, when applied to a single sum, would generate the necessary cash flows to pay benefits when due. We increased the rate by 0.5 percentage points in 2007 due to market interest rates conditions. We based the rates of compensation increase on the company’s historical data, which led us to lower the range from the 5 percent to 7 percent used in previous years.
Key assumptions used in developing the 2007 net pension expense were a 5.75 percent discount rate, an 8 percent expected return on plan assets and rates of compensation increases ranging from 4 percent to 6 percent. The 8 percent return on plan assets assumption is based partially on the fact that substantially all of the investments held by the pension plan are common stocks that pay dividends. We believe this rate is representative of the expected long-term rate of return on these assets. These assumptions were consistent with the prior year, except that the discount rate was increased by 0.25 percentage points due to market interest rate conditions.
Benefit obligation activity using an actuarial measurement date at December 31 follows:

	Qualified Pension Plan		Supplemental Pension Plan		Totals
(In millions)	2007	2006	2007	2006	2007	2006

Change in projected benefit obligation:
Benefit obligation at beginning of year	$266	$235	$5	$9	$271	$244
Service cost	17	16	0	0	17	16
Interest cost	16	14	0	0	16	14
Plan amendments	0	0	0	0	0	0
Actuarial loss/(gain)	(30)	11	1	0	(29)	11
Benefits paid	(5)	(10)	0	(4)	(5)	(14)

Projected benefit obligation at end of year	$264	$266	$6	$5	$270	$271

Accumulated benefit obligation	$201	$200	$5	$4	$206	$204

Change in plan assets:
Fair value of plan assets at beginning of year	$208	$173	$0	$0	$208	$173
Actual return on plan assets	(4)	35	0	0	(4)	35
Employer contributions	11	10	0	4	11	14
Benefits paid	(5)	(10)	0	(4)	(5)	(14)

Fair value of plan assets at end of year	$210	$208	$0	$0	$210	$208

Funded (unfunded) status:
Funded (unfunded) status at end of year	$(54)	$(58)	$(6)	$(5)	$(60)	$(63)

The accumulated benefit obligation was $206 million and $204 million at December 31, 2007 and 2006, respectively. The fair value of our stock comprised $25 million (12 percent of total plan assets) at December 31, 2007, and $29 million (14 percent of total plan assets) at December 31, 2006.

Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 100

A reconciliation follows of the funded status at the end of the measurement period to the amounts recognized in the balance sheet at December 31, 2007:

	Qualified	Supplemental		Qualified	Supplemental
	Pension Plan	Pension Plan	Total	Pension Plan	Pension Plan	Total
(In millions)	2007	2007	2007	2006	2006	2006

Amounts recognized in the balance sheet consists of:
Noncurrent liability	$(54)	$(6)	$(60)	$(58)	$(5)	$(63)

Total	$(54)	$(6)	$(60)	$(58)	$(5)	$(63)

Amounts recognized in accumulated other comprehensive income not yet recognized as a component of net periodic benefit costs consist of:
Net actuarial loss/(gain)	$27	$1	$28	$40	$(1)	$39
Prior service cost	6	3	9	6	4	10

Total	$33	$4	$37	$46	$3	$49

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31 follows:

	Qualified Pension Plan		Supplemental Pension Plan		Total
(In millions)	2007	2006	2007	2006	2007	2006

Projected benefit obligation in excess of plan assets:
Projected benefit obligation at end of year	$264	$266	$6	$5	$270	$271
Fair value of plan assets at end of year	210	208	0	0	210	208
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31 follows:

	Supplemental Pension Plan
(In millions)	2007	2006

Accumulated benefit obligation in excess of plan assets:
Projected benefit obligation at end of year	$6	$5
Accumulated benefit obligation at end of year	5	4
Fair value of plan assets at end of year	0	0
The weighted-average assumptions used to determine benefit obligations at December 31 follows:

(In millions)	2007	2006

Discount rate	6.25%	5.75%
Rate of compensation increase	4-6	4-6
We evaluate our pension plan assumptions annually and update them as necessary. The discount rate assumptions for our benefit obligation track with Moody’s Aa bond yield and yearly adjustments reflect any changes to those bond yields. Compensation increase assumptions reflect historical calendar year compensation increases.
Here are the components of our net periodic benefit cost at December 31:

	Qualified Pension Plan			Supplemental Pension Plan			Total
(In millions)	2007	2006	2005	2007	2006	2005	2007	2006	2005

Service cost	$17	$16	$13	$0	$0	$0	$17	$16	$13
Interest cost	16	14	12	0	0	1	16	14	13
Expected return on plan assets	(15)	(14)	(13)	0	0	0	(15)	(14)	(13)
Amortization of actuarial gain, prior service cost and transition asset	2	2	1	1	1	0	3	3	1

Net periodic benefit cost	$20	$18	$13	$1	$1	$1	$21	$19	$14

Here is a summary of the weighted-average assumptions we use to determine our net expense for the plan:

	Qualified Pension Plan			Supplemental Pension Plan
	2007	2006	2005	2007	2006	2005

Discount rate	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Expected return on plan assets	8.00	8.00	8.00	NA	NA	NA
Rate of compensation increase	4-6	5-7	5-7	4-6	5-7	5-7
Our pension plan asset allocations by category are:

	At December 31,
	2007	2006

Asset category:
Equity securities	94%	94%
Fixed maturities	3	4
Cash and cash equivalents	3	2

Total	100%	100%

Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 101

We expect to contribute approximately $10 million to our pension plan in 2008 with a target allocation of 90 percent equity securities and 10 percent fixed maturities and cash.
We expect to make the following benefit payments, which reflect expected future service:

(In millions)	Qualified	Supplemental
For the years ended December 31,	Pension Plan	Pension Plan	Total

2008	$9	$0	$9
2009	12	0	12
2010	13	6	19
2011	10	0	10
2012	15	0	15
Years 2013-2017	108	3	111
The estimated costs to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are as follows:

	Qualified	Supplemental
(In millions)	Pension Plan	Pension Plan	Total

Actuarial loss/ (gain)	$0	$1	$1
Prior service cost	1	0	1

Total	$1	$1	$2

13. Statutory Accounting Information (Unaudited)
Insurance companies use statutory accounting practices (SAP) as prescribed by regulatory authorities. The three primary differences between SAP and GAAP are:
•	policy acquisition costs are expensed when incurred,

•	life insurance reserves are based upon different actuarial assumptions and

•	deferred income taxes are valued and established using a different basis.
Statutory net income and capital and surplus as determined in accordance with SAP prescribed or permitted by insurance regulatory authorities for four legal entities, our insurance subsidiary and its three insurance subsidiaries, are as follows:

	SAP Net Income			Capital and Surplus
	Years ended December 31,			At December 31,
(In millions)	2007	2006	2005	2007	2006

The Cincinnati Insurance Company	$658	$572	$517	$4,307	$4,750
The Cincinnati Casualty Company	12	15	13	278	282
The Cincinnati Indemnity Company	1	2	2	66	62
The Cincinnati Specialty Underwriters Insurance Company	0	0	0	196	0
The Cincinnati Life Insurance Company	39	28	21	477	479
Statutory capital and surplus for our insurance subsidiary, The Cincinnati Insurance Company, includes capital and surplus of its four insurance subsidiaries.
14. Transactions with Affiliated Parties
We paid certain officers and directors, or insurance agencies of which they are shareholders, commissions of approximately $7 million, $7 million and $6 million on premium volume of approximately $37 million, $40 million and $41 million for 2007, 2006 and 2005, respectively.
15. Commitments and Contingent Liabilities
Legal issues are part of the normal course of business for all companies. As such, we have various litigation and claims against us in process and pending. Having analyzed those claims with our legal counsel, we believe the outcomes of normal insurance matters will not have a material effect on our consolidated financial position, results of operations or cash flows. We further believe that the outcomes of non insurance matters will be covered by insurance coverage or will not have a material effect on our consolidated financial position, results of operations or cash flows.
16. Stock-based Associate Compensation Plans
The adoption of SFAS No. 123(R) on January 1, 2006, reduced our income before income taxes by $14 million and $17 million in the years ended December 31, 2007 and 2006, and reduced our net income by $11 million and $14 million in the years ended December 31, 2007 and 2006.
The weighted-average grant-date fair value of options granted during 2007 and 2006 was $9.43 and $10.09 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $8 million, $22 million and $9 million, respectively. In total, options vested during the year ended December 31, 2007, had no intrinsic value. The total intrinsic value of options vested during the years ended December 31, 2006 and 2005, was $10 million and $12 million. (Intrinsic value is the market price less the exercise price.)

Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 102

Under the modified-prospective-transition method, we recognized:
•	Compensation cost for all stock options granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)

•	Compensation cost for all non-vested stock options granted prior to January 1, 2006, that vested during 2007, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and

•	Compensation cost for all non-vested stock options that have nonsubstantive vesting requirements, such as those to associates who are eligible for retirement.
Results for prior periods have not been retrospectively adjusted for SFAS No. 123(R). As of December 31, 2007, we had $13 million of unrecognized total compensation cost related to non-vested stock options. That cost will be recognized over a weighted-average period of 1.7 years. SFAS No. 123(R) also requires us to classify certain tax benefits related to share-based compensation deductions as cash from financing activities. For the year ended December 31, 2007, these tax benefits totaled $2 million.
In determining the share-based compensation amounts for 2007, the fair value of each option granted in 2007 was estimated on the date of grant using the binomial option-pricing model with the following weighted average assumptions used for grants in 2007: dividend yield of 3.33 percent; expected volatility ranging from 18.29 percent to 24.14 percent; risk-free interest rates ranging from 4.80 percent to 4.81 percent; and expected lives of five to seven years.
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
The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock option plans prior to our adoption of SFAS No. 123(R) on January 1, 2006. For purposes of this pro forma disclosure, the fair value of each option was estimated on the date of grant using the binomial option-pricing model. In 2005, the weighted-average assumptions used for grants were a dividend yield of 2.66 percent; expected volatility of 25.61 percent; risk-free interest rate of 4.62 percent; and expected lives of 10 years.

		Year ended
		December 31,
(In millions except per share data)		2005

Net income	As reported	$602
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		13

	Pro forma	$589

Net income per common share—basic	As reported	$3.44
	Pro forma	3.36

Net income per common share—diluted	As reported	$3.40
	Pro forma	3.32

Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 103

Here is a summary of options information:

		Weighted-
		average	Aggregate
		exercise	intrinsic
(Dollars in millions, shares in thousands)	Shares	price	value

2007
Outstanding at beginning of year	10,667	$36.02
Granted/reinstated	582	44.79
Exercised	(634)	29.56
Forfeited/revoked	(135)	38.86

Outstanding at end of period	10,480	36.86	$42

Options exercisable at end of period	8,597	$35.25	$42
Weighted-average fair value of options granted during the period		9.43

2006
Outstanding at beginning of year	10,589	$33.70
Granted/reinstated	1,372	45.26
Exercised	(1,084)	24.93
Forfeited/revoked	(210)	36.16

Outstanding at end of period	10,667	36.03	$99

Options exercisable at end of period	7,985	$33.70	$93
Weighted-average fair value of options granted during the period		10.09

2005
Outstanding at beginning of year	9,698	$32.05
Granted/reinstated	1,504	41.62
Exercised	(467)	24.18
Forfeited/revoked	(146)	35.89

Outstanding at end of period	10,589	33.70	$116

Options exercisable at end of period	7,794	$31.69	$101
Weighted-average fair value of options granted during the period		12.49
Cash received from the exercise of options was $19 million, $27 million and $11 million for the years ended December 31, 2007, 2006 and 2005, respectively. The tax benefit realized on options exercised was $2 million for the year ended December 31, 2007, $3 million for the year ended December 31, 2006, and $1 million for the year ended December 31, 2005.
Options outstanding and exercisable consisted of the following at December 31, 2007:

	Options outstanding			Options exercisable
		Weighted-average	Weighted-		Weighted-
(Shares in thousands)		remaining	average		average
Range of exercise prices	Shares	contractual life	exercise price	Shares	exercise price

$25.00 to $29.99	831	2.08 yrs	$26.97	831	$26.97
$30.00 to $34.99	4,293	3.24 yrs	32.70	4,293	32.70
$35.00 to $39.99	1,836	4.45 yrs	38.45	1,836	38.45
$40.00 to $44.99	2,220	6.71 yrs	42.38	1,195	41.51
$45.00 to $49.99	1,300	8.05 yrs	45.26	442	45.26

Total	10,480	4.69 yrs	36.86	8,597	35.25

The weighted-average remaining contractual life for exercisable awards as of December 31, 2007, was 4.20 years. As of December 31, 2007, 10.6 million shares of common stock were available for future stock option grants. We currently issue new shares for option exercises.
Restricted Stock Units
In January 2007, the compensation committee granted service-based and performance-based restricted stock units. The service-based restricted stock units vest at the end of a three-year vesting period. The performance based restricted stock units granted in 2007 will vest on March 1, 2010, if certain performance targets are attained. As of December 31, 2007, management assumed for accounting purposes that performance targets used for the 2007 awards would be met, which resulted in the inclusion of costs for these awards in share-based compensation for 2007.
The fair value of the restricted stock unit awards was determined based on the fair value on the date of grant less the present value of the dividends that holders of restricted stock units do not receive on the restricted stock units during the vesting period.

Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 104

Restricted stock unit awards in 2007 were:

	Service -	Weighted -	Performance -	Weighted -
	based	average grant-	based	average grant-
	nonvested	date fair	nonvested	date fair
(Shares in thousands)	shares	value	shares	value

Nonvested at January 1, 2007	0	$0.00	0	$0.00
Granted	168	40.74	35	40.74
Vested	0	0.00	0	0.00
Forfeited	(6)	40.74	0	0.00

Nonvested at December 31, 2007	162	40.74	35	40.74

17. Segment Information
We operate primarily in two industries, property casualty insurance and life insurance. We regularly review four different reporting segments to make decisions about allocating resources and assessing performance:
•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Life insurance

•	Investment operations
We report as “Other” the non-investment operations of the parent company, CFC Investment Company and CinFin Capital Management Company (excluding client investment activities), as well as other income of our insurance subsidiary. In 2007, an immaterial level of expenses from The Cincinnati Specialty Underwriters Insurance Company was included in the commercial lines property casualty insurance segment while an immaterial level of expenses for CSU Producer Resources was included in Other.
Revenues come primarily from unaffiliated customers:
•	All three insurance segments record revenues from insurance premiums earned. Life insurance segment revenues also include separate account investment management fees.

•	Our investment operations’ revenues are pretax net investment income plus realized investment gains and losses.

•	Other revenues are primarily finance/lease income.
Income or loss before income taxes for each segment is reported based on the nature of that business area’s operations:
•	Income before income taxes for the insurance segments is defined as underwriting income or loss.
o	For commercial lines and personal lines insurance segments, we calculate underwriting income or loss by recording premiums earned minus loss and loss expenses and underwriting expenses incurred.

o	For the life insurance segment, we calculate underwriting income or loss by recording premiums earned and separate account investment management fees, minus contract holder benefits and expenses incurred, plus investment interest credited to contract holders.
•	Income before income taxes for the investment operations segment is net investment income plus realized investment gains and losses for investments of the entire company, minus investment interest credited to contract holders of the life insurance segment.

•	Loss before income taxes for the Other category is primarily due to interest expense from debt of the parent company and operating expenses of our headquarters.
Identifiable assets are used by each segment in its operations. We do not separately report the identifiable assets for the commercial or personal lines segments because we do not use that measure to analyze the segments. We include all fixed-maturity and equity security investment assets, regardless of ownership, in the investment operations segment.

Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 105

This table summarizes segment information:

	Years ended December 31,
(In millions)	2007	2006	2005

Revenues:
Commercial lines insurance Commercial casualty	$827	$831	$759
Commercial property	497	491	467
Commercial auto	440	453	457
Workers’ compensation	373	366	328
Specialty packages	146	141	137
Surety and executive risk	100	93	80
Machinery and equipment	28	27	26

Total commercial lines insurance	2,411	2,402	2,254

Personal lines insurance
Personal auto	342	385	433
Homeowner	285	289	282
Other personal lines	87	88	89

Total personal lines insurance	714	762	804

Life insurance	129	118	110
Investment operations	990	1,254	587
Other	15	15	12
Consolidated eliminations	0	(1)	0

Total	$4,259	$4,550	$3,767

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$261	$208	$285
Personal lines insurance	43	(27)	45
Life insurance	3	(1)	7
Investment operations	931	1,200	536
Other	(46)	(51)	(50)

Total	$1,192	$1,329	$823

Identifiable assets:
Property casualty insurance	$2,281	$2,220
Life insurance	938	886
Investment operations	12,322	13,820
Other	1,096	296

Total	$16,637	$17,222

18. Quarterly Supplementary Data (Unaudited)
This table includes unaudited quarterly financial information for the years ended December 31, 2007 and 2006:

		Quarter
(Dollars in millions except per share data)	1st	2nd	3rd	4th	Full year

2007
Revenues	$1,029	$1,267	$980	$983	$4,259
Income before income taxes	271	508	160	254	1,192
Net income	194	351	124	187	855
Net income per common share—basic	1.12	2.04	0.72	1.12	5.01
Net income per common share—diluted	1.11	2.02	0.72	1.11	4.97

2006
Revenues	$1,607	$981	$967	$995	$4,550
Income before income taxes	834	175	148	172	1,329
Net income	552	132	115	130	930
Net income per common share—basic	3.17	0.77	0.67	0.75	5.36
Net income per common share—diluted	3.13	0.76	0.66	0.75	5.30
Note: The sum of the quarterly reported amounts may not equal the full year as each is computed independently.
Significant realized gains:
Over the course of 2007, we sold 3.8 million shares of Exxon Mobil Corporation, 5.5 million shares of Fifth Third Bancorp common stock, all of our FirstMerit Corporation common stock holdings and disposed of the majority of our real estate investment trust holdings.
In the first quarter of 2006, we sold our Alltel Corporation common stock holding.

Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 106

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
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure that:
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
Changes in Internal Control over Financial Reporting — During the three months ended December 31, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Annual Report on Internal Control Over Financial Reporting and the Attestation Report of the Independent Registered Public Accounting Firm are set forth in Item 8, Pages 81 and 82.
Item 9B. Other Information
None
Part III
Our Proxy Statement will be filed with the SEC in preparation for the 2008 Annual Meeting of Shareholders no later than April 4, 2008. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference to that statement portions of the information required by Part III as noted in Item 10 through Item 14 below.
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

Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 107

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
a)	Information on the security ownership of certain beneficial owners and management appears in the Proxy Statement under “Security Ownership of Principal Shareholders and Management.”

b)	Information on securities authorized for issuance under equity compensation plans appears in Part II, Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Page 27, as securities authorized for issuance under equity compensation plans. Additional information on share-based compensation under our equity compensation plans is available in Item 8, Note 16 of the Consolidated Financial Statements, Page 102.
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
Part IV
Item 15. Exhibits and Financial Statement Schedules
a)	Financial Statements — information contained in Part II, Item 8, of this report, Pages 83 to 87

b)	Exhibits — see Index of Exhibits, Page 120

c)	Financial Statement Schedules

Schedule I — Summary of Investments — Other than Investments in Related Parties, Page 109

Schedule II — Condensed Financial Statements of Registrant, Page 111

Schedule III — Supplementary Insurance Information, Page 114

Schedule IV — Reinsurance, Page 116

Schedule V — Valuation and Qualifying Accounts, Page 117

Schedule VI — Supplementary Information Concerning Property Casualty Insurance Operations, Page 118

Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 108

SCHEDULE I
Cincinnati Financial Corporation and Subsidiaries
Summary of Investments — Other than Investments in Related Parties

	At December 31, 2007
(In millions)	Cost or	Fair	Balance
Type of investment	amortized	value	sheet

Fixed maturities:
United States government:
The Cincinnati Insurance Company	$1	$1	$1
The Cincinnati Life Insurance Company	3	4	3

Total	4	5	4

Government-sponsored enterprises:
The Cincinnati Insurance Company	547	548	548
The Cincinnati Casualty Company	4	4	4
The Cincinnati Indemnity Company	2	2	2
The Cincinnati Life Insurance Company	341	341	342

Total	894	895	896

Foreign government:
The Cincinnati Insurance Company	3	3	3

Total	3	3	3

States, municipalities and political subdivisions:
The Cincinnati Insurance Company	2,318	2,360	2,360
The Cincinnati Casualty Company	138	141	141
The Cincinnati Indemnity Company	33	33	33
The Cincinnati Specialty Underwriters Insurance Company	23	24	24
The Cincinnati Life Insurance Company	6	6	6

Total	2,518	2,564	2,564

Public utilities:
The Cincinnati Insurance Company	63	65	65
The Cincinnati Casualty Company	4	4	4
The Cincinnati Indemnity Company	1	1	1
The Cincinnati Specialty Underwriters Insurance Company	2	2	2
The Cincinnati Life Insurance Company	91	93	93
Cincinnati Financial Corporation	2	2	2

Total	163	167	167

Convertibles and bonds with warrants attached:
The Cincinnati Insurance Company	139	141	141
The Cincinnati Life Insurance Company	90	76	76
Cincinnati Financial Corporation	9	9	9

Total	238	226	226

All other corporate bonds:
The Cincinnati Insurance Company	893	900	900
The Cincinnati Casualty Company	23	24	24
The Cincinnati Indemnity Company	8	9	9
The Cincinnati Specialty Underwriters Insurance Company	32	32	32
The Cincinnati Life Insurance Company	929	945	945
Cincinnati Financial Corporation	78	78	78

Total	1,963	1,988	1,988

Total fixed maturities	$5,783	$5,848	$5,848

Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 109

SCHEDULE I (Continued)
Cincinnati Financial Corporation and Subsidiaries
Summary of Investments — Other than Investments in Related Parties

	At December 31, 2007
(In millions)	Cost or	Fair	Balance
Type of investment	amortized	value	sheet

Equity securities:
Common stocks:
Public utilities:
The Cincinnati Insurance Company	$84	$144	$144
The Cincinnati Casualty Company	2	7	7
The Cincinnati Life Insurance Company	11	28	28
CinFin Capital Management Company	1	1	1
Cincinnati Financial Corporation	55	110	110

Total	153	290	290

Banks, trust and insurance companies:
The Cincinnati Insurance Company	620	1,649	1,649
The Cincinnati Casualty Company	16	53	53
The Cincinnati Specialty Underwriters Insurance Company	15	42	42
The Cincinnati Life Insurance Company	57	119	119
CinFin Capital Management Company	1	2	2
Cincinnati Financial Corporation	515	1,178	1,178

Total	1,224	3,043	3,043

Industrial, miscellaneous and all other:
The Cincinnati Insurance Company	683	1,695	1,695
The Cincinnati Casualty Company	17	71	71
The Cincinnati Indemnity Company	7	21	21
The Cincinnati Specialty Underwriters Insurance Company	19	21	21
The Cincinnati Life Insurance Company	124	210	210
CinFin Capital Management Company	5	5	5
Cincinnati Financial Corporation	483	664	664

Total	1,338	2,687	2,687

Nonredeemable preferred stocks:
The Cincinnati Insurance Company	235	207	207
The Cincinnati Life Insurance Company	16	13	13
Cincinnati Financial Corporation	9	9	9

Total	260	229	229

Total equity securities	$2,975	$6,249	$6,249

Short-term investments:
The Cincinnati Insurance Company	$50	$50	$50
The Cincinnati Life Insurance Company	51	51	51

Total short-term investments	$101	$101	$101

Other invested assets:
Policy loans:
The Cincinnati Life Insurance Company	$32	—	$32

Limited partnerships:
Cincinnati Financial Corporation	31	—	31

Total other invested assets	$63	—	$63

Total investments	$8,922	—	$12,261

Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 110

SCHEDULE II
Cincinnati Financial Corporation (parent company only)
Condensed Balance Sheets

	At December 31,
(In millions)	2007	2006

ASSETS
Investments
Fixed maturities, at fair value	$88	$128
Equity securities, at fair value	1,961	2,484
Other invested assets	31	25
Cash and cash equivalents	16	38
Securities lending collateral invested	9	0
Equity in net assets of subsidiaries	4,831	5,303
Investment income receivable	18	16
Land, building and equipment, net, for company use (accumulated depreciation: 2007—$67; 2006—$64)	169	121
Prepaid federal income tax	5	0
Other assets	14	19
Due from subsidiaries	66	150

Total assets	$7,208	$8,284

LIABILITIES
Dividends declared but unpaid	$59	$58
Securities lending payable	9	0
Deferred federal income tax	296	526
6.92% senior debentures due 2028	392	392
6.9% senior debentures due 2028	28	28
6.125% senior notes due 2034	371	371
Other liabilities	124	101

Total liabilities	1,279	1,476

SHAREHOLDERS’ EQUITY
Common stock	393	391
Paid-in capital	1,049	1,015
Retained earnings	3,404	2,786
Accumulated other comprehensive income	2,151	3,379
Treasury stock at cost	(1,068)	(763)

Total shareholders’ equity	5,929	6,808

Total liabilities and shareholders’ equity	$7,208	$8,284

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 80.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 111

SCHEDULE II (Continued)
Cincinnati Financial Corporation (parent company only)
Condensed Statements of Income

	Years ended December 31,
(In millions)	2007	2006	2005

REVENUES
Dividends from subsidiaries	$420	$275	$275
Investment income, net of expenses	100	98	89
Realized gains on investments	97	410	2
Other revenue	10	10	10

Total revenues	627	793	376

EXPENSES
Interest expense	49	51	52
Depreciation expense	3	3	3
Other expenses	15	18	16

Total expenses	67	72	71

INCOME BEFORE INCOME TAXES AND EARNINGS OF SUBSIDIARIES	560	721	305

PROVISION (BENEFIT) FOR INCOME TAXES
Current	34	153	(27)
Deferred	(2)	(11)	20

Total provision for income taxes	32	142	(7)

NET INCOME BEFORE EARNINGS OF SUBSIDIARIES	528	579	312

Increase in undistributed earnings of subsidiaries	327	351	290

NET INCOME	$855	$930	$602

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 80.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 112

SCHEDULE II (Continued)
Cincinnati Financial Corporation (parent company only)
Condensed Statements of Cash Flows

	Years ended December 31,
(In millions)	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$855	$930	$602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2	1	3
Realized (gains) on investments	(97)	(410)	(2)
Changes in:
Investment income receivable	(2)	1	0
Current federal income taxes	(21)	48	(12)
Deferred income taxes	(2)	(11)	19
Other assets	0	2	(3)
Other liabilities	12	16	0
Undistributed earnings of subsidiaries	(327)	(351)	(290)

Net cash provided by operating activities	420	226	317

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed-maturities	9	4	8
Call or maturity of fixed-maturities	37	36	2
Sale of equity securities	186	511	18
Purchase of fixed-maturities	(1)	(42)	(9)
Purchase of equity securities	(231)	(351)	(12)
Change in short-term investments, net	0	3	21
Investment in buildings and equipment, net	(49)	(26)	(24)
Change in other invested assets, net	(6)	(8)	(8)
Change in securities lending collateral, net	(9)	0	0

Net cash (used in) provided by investing activities	(64)	127	(4)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable	20	0	0
Payment of cash dividends to shareholders	(240)	(228)	(204)
Purchase/issuance of treasury shares	(307)	(119)	(61)
Proceeds from stock options exercised	20	30	11
Net transfers to subsidiaries	120	(5)	(80)
Change in securities lending payable, net	9	0	0

Net cash used in financing activities	(378)	(322)	(334)

Net increase (decrease) in cash and cash equivalents	(22)	31	(21)
Cash and cash equivalents at beginning of year	38	7	28

Cash and cash equivalents at end of year	$16	$38	$7

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 80.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 113

SCHEDULE III
Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information

	Years ended December 31,
(In millions)	2007	2006	2005

Deferred policy acquisition costs:
Commercial lines insurance	$234	$235	$226
Personal lines insurance	78	80	85

Total property casualty insurance	312	315	311
Life insurance	149	138	118

Total	$461	$453	$429

Future policy benefits, losses, claims and expense losses:
Commercial lines insurance	$3,533	$3,414	$3,173
Personal lines insurance	392	446	456

Total property casualty insurance	3,925	3,860	3,629
Life insurance	1,505	1,430	1,362

Total (1)	$5,430	$5,290	$4,991

Unearned premiums:
Commercial lines insurance	$1,191	$1,195	$1,150
Personal lines insurance	371	382	407

Total property casualty insurance	1,562	1,577	1,557
Life insurance	2	2	2

Total (1)	$1,564	$1,579	$1,559

Other policy claims and benefits payable:
Commercial lines insurance	$0	$0	$0
Personal lines insurance	0	0	0

Total property casualty insurance	0	0	0
Life insurance	15	15	13

Total (1)	$15	$15	$13

Premium revenues:
Commercial lines insurance	$2,411	$2,402	$2,254
Personal lines insurance	714	762	804

Total property casualty insurance	3,125	3,164	3,058
Life insurance	125	115	106
Consolidated eliminations	0	(1)	0

Total	$3,250	$3,278	$3,164

Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 114

SCHEDULE III (Continued)
Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information

	Years ended December 31,
(In millions)	2007	2006	2005

Investment income, net of expenses:
Commercial lines insurance	$0	$0	$0
Personal lines insurance	0	0	0

Total property casualty insurance (3)	393	367	338
Life insurance	114	108	99

Total	$507	$475	$437

Benefits, claims losses and settlement expenses:
Commercial lines insurance	$1,395	$1,466	$1,298
Personal lines insurance	437	542	514

Total property casualty insurance	1,832	2,008	1,812
Life insurance	133	122	102

Total	$1,965	$2,130	$1,914

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$477	$504	$473
Personal lines insurance	150	160	168

Total property casualty insurance	627	664	641
Life insurance	30	21	23

Total (2)	$657	$685	$664

Other operating expenses:
Commercial lines insurance	$248	$224	$198
Personal lines insurance	83	87	77

Total property casualty insurance	331	311	275
Life insurance	22	30	29

Total (2)	$353	$341	$304

Written premiums:
Commercial lines insurance	$2,413	$2,442	$2,290
Personal lines insurance	704	736	786

Total property casualty insurance	3,117	3,178	3,076
Accident health insurance	3	3	3
Consolidated eliminations	0	(1)	0

Total	$3,120	$3,180	$3,079

Notes to Schedule III:

(1)	The sum of future policy benefits, losses, claims and expense losses, unearned premium and other policy claims and other policy claims and benefits payable is equal to the sum of loss and loss expense, life policy reserves and unearned premiums reported in the company’s consolidated balance sheets.

(2)	The sum of amortization of deferred policy acquisition costs and other operating expenses is equal to the sum of Commissions; Other operating expenses; Taxes, licenses and fees; and Increase in deferred acquisition costs expenses shown in the consolidated statements of income, less other expenses not applicable to the above insurance segments.

(3)	This segment information is not regularly allocated to segments and reviewed by company management in making decisions about resources to be allocated to the segments or to assess their performance.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 115

SCHEDULE IV
Cincinnati Financial Corporation and Subsidiaries
Reinsurance

	Years ended December 31,
(Dollars in millions)	2007	2006	2005

Gross amounts:
Life insurance in force	$61,873	$56,968	$51,488

Earned premiums
Commercial lines insurance	$2,536	$2,513	$2,386
Personal lines insurance	742	783	823

Total property casualty insurance	3,278	3,296	3,209
Life insurance	178	159	150
Consolidated eliminations	0	(1)	0

Total	$3,456	$3,454	$3,359

Ceded amounts to other companies:
Life insurance in force	$32,959	$31,744	$30,705

Earned premiums
Commercial lines insurance	$144	$134	$157
Personal lines insurance	31	24	22

Total	175	158	179
Life insurance	53	44	44

Total	$228	$202	$223

Assumed amounts from other companies:
Life insurance in force	$2	$3	$5

Earned premiums
Commercial lines insurance	$20	$24	$25
Personal lines insurance	2	2	3

Total property casualty insurance	22	26	28
Life insurance	0	0	0

Total	$22	$26	$28

Net amounts:
Life insurance in force	$28,916	$25,227	$20,788

Earned premiums
Commercial lines insurance	$2,411	$2,402	$2,254
Personal lines insurance	714	762	804

Total property casualty insurance	3,125	3,164	3,058
Life insurance	125	115	106
Consolidated eliminations	0	(1)	0

Total	$3,250	$3,278	$3,164

Percentage of amounts assumed to net:
Life insurance in force	0.0%	0.0%	0.0%
Earned premiums
Commercial lines insurance	0.8%	1.1%	1.1%
Personal lines insurance	0.3	0.4	0.4
Total property casualty insurance	0.7	0.9	0.9
Life insurance	0.0	0.0	0.1
Total	0.7	0.9	0.9
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 116

SCHEDULE V
Cincinnati Financial Corporation and Subsidiaries
Valuation and Qualifying Accounts

	At December 31,
(In millions)	2007	2006	2005

Allowance for doubtful receivables:
Balance at beginning of period	$3	$3	$3
Additions charged to costs and expenses	3	3	6
Other additions	0	0	0
Deductions	(2)	(3)	(6)

Balance at end of period	$4	$3	$3

Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 117

SCHEDULE VI
Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations

	Years ended December 31,
(In millions)	2007	2006	2005

Deferred policy acquisition costs:
Commercial lines insurance	$234	$235	$226
Personal lines insurance	78	80	85

Total	$312	$315	$311

Reserves for unpaid claims and claim adjustment expenses:
Commercial lines insurance	$3,533	$3,414	$3,173
Personal lines insurance	392	446	456

Total	$3,925	$3,860	$3,629

Reserve discount deducted	$0	$0	$0

Unearned premiums:
Commercial lines insurance	$1,191	$1,195	$1,150
Personal lines insurance	371	382	407

Total	$1,562	$1,577	$1,557

Earned premiums:
Commercial lines insurance	$2,411	$2,402	$2,254
Personal lines insurance	714	762	804

Total	$3,125	$3,164	$3,058

Investment income:
Commercial lines insurance (1)	$0	$0	$0
Personal lines insurance (1)	0	0	0

Total	$393	$367	$338

Loss and loss expenses incurred related to current accident year:
Commercial lines insurance	$1,598	$1,564	$1,424
Personal lines insurance	478	560	548

Total	$2,076	$2,124	$1,972

Loss and loss expenses incurred related to prior accident years:
Commercial lines insurance	$(204)	$(98)	$(126)
Personal lines insurance	(40)	(18)	(34)

Total	$(244)	$(116)	$(160)

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$477	$504	$473
Personal lines insurance	150	160	168

Total	$627	$664	$627

Paid loss and loss expenses:
Commercial lines insurance	$1,299	$1,218	$1,126
Personal lines insurance	492	545	552

Total	$1,791	$1,763	$1,678

Written premiums:
Commercial lines insurance	$2,413	$2,442	$2,290
Personal lines insurance	704	736	786

Total	$3,117	$3,178	$3,076

Note to Schedule VI:

(1)	This segment information is not regularly allocated to segments and not reviewed by company management in making decisions about resources to be allocated to the segments or to assess their performance.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 118

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Cincinnati Financial Corporation
/S/ Kenneth W. Stecher

By:	Kenneth W. Stecher
Title:	Chief Financial Officer, Executive Vice President, Secretary and Treasurer
Date:	February 29, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ John J. Schiff, Jr.	Chairman, Chief Executive Officer and Director	February 29, 2008

John J. Schiff, Jr.

/S/ Kenneth W. Stecher	Chief Financial Officer, Executive Vice	February 29, 2008

Kenneth W. Stecher	President, Secretary and Treasurer
(Principal Accounting Officer)

/S/ William F. Bahl	Director	February 29, 2008

William F. Bahl

/S/ James E. Benoski	Vice Chairman, President, Chief Operating	February 29, 2008

James E. Benoski	Officer, Chief Insurance Officer and Director

/S/ Gregory T. Bier	Director	February 29, 2008

Gregory T. Bier

/S/ Dirk J. Debbink	Director	February 29, 2008

Dirk J. Debbink

/S/ Kenneth C. Lichtendahl	Director	February 29, 2008

Kenneth C. Lichtendahl

/S/ W. Rodney McMullen	Director	February 29, 2008

W. Rodney McMullen

/S/ Gretchen W. Price	Director	February 29, 2008

Gretchen W. Price

/S/ Thomas R. Schiff	Director	February 29, 2008

Thomas R. Schiff

/S/ Douglas S. Skidmore	Director	February 29, 2008

Douglas S. Skidmore

/S/ John F. Steele, Jr.	Director	February 29, 2008

John F. Steele, Jr.

/S/ Larry R. Webb	Director	February 29, 2008

Larry R. Webb

/S/ E. Anthony Woods	Director	February 29, 2008

E. Anthony Woods
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 119

Index of Exhibits

Exhibit
No.	Exhibit Description
3.1A	Amended Articles of Incorporation of Cincinnati Financial Corporation (1)

3.1B	Amendment to Article Fourth of Amended Articles of Incorporation of Cincinnati Financial Corporation (2)

3.2	Regulations of Cincinnati Financial Corporation (3)

4.1	Indenture with The Bank of New York Trust Company (4)

4.2	Supplemental Indenture with The Bank of New York Trust Company (4)

4.3	Second Supplemental Indenture with The Bank of New York Trust Company (5)

4.4	Form of 6.125% Exchange Note Due 2034 (included in Exhibit 4.2)

4.5	Form of 6.92% Debentures Due 2028 (included in Exhibit 4.3)

4.6	Indenture with the First National Bank of Chicago (subsequently assigned to The Bank of New York Trust Company) (6)

4.7	Form of 6.90% Debentures Due 2028 (included in Exhibit 4.6)

10.1	Agreement with Messer Construction (7)

10.2	2003 Non-Employee Directors’ Stock Plan (8)

10.3	Cincinnati Financial Corporation Stock Option Plan No. VI (9)

10.4	Cincinnati Financial Corporation Stock Option Plan No. VII (10)

10.5	Standard Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. VI (7)

10.6	Cincinnati Financial Corporation Incentive Compensation Plan (11)

10.7	Cincinnati Financial Corporation 2006 Stock Compensation Plan (11)

10.8	Standard Form of Combined Incentive/Nonqualified Stock Option for Stock Option Plan VI (12)

10.9	364-Day Credit Agreement by and among Cincinnati Financial Corporation and CFC Investment Company, as Borrowers, and Fifth Third Bank, as Lender (13)

10.10	Director and Named Executive Officer Compensation Summary (11)

10.11	Executive Compensation Arrangements November 2007(14)

10.12	Executive Compensation Arrangements November 2006 (15)

10.13	Amendment No. 1 to Credit Agreement by and among Cincinnati Financial Corporation and CFC investment Company, as Borrower, and Fifth Third Bank, as lender. (16)

10.14	Cincinnati Financial Corporation Supplemental Retirement Plan (17)

10.15	Standard Form of Incentive Stock Option Agreement for Stock Option Plan VII (18)

10.16	Standard Form of Nonqualified Stock Option Agreement for Stock Option Plan VII (19)

10.17	Standard Form of Incentive Stock Option Agreement for the 2006 Stock Compensation Plan (20)

10.18	Standard Form of Nonqualified Stock Option Agreement for the 2006 Stock Compensation Plan (21)

10.19	Restricted Stock Unit Agreement for John J. Schiff, Jr., dated January 31, 2007 (22)

10.20	Restricted Stock Unit Agreement for James E. Benoski, dated January 31, 2007 (23)

10.21	Restricted Stock Unit Agreement for Jacob F. Scherer, Jr., dated January 31, 2007 (24)

10.22	Restricted Stock Unit Agreement for Kenneth W. Stecher, dated January 31, 2007 (25)

(1)	Incorporated by reference to the company’s 1999 Annual Report on Form 10-K dated March 23, 2000 (File No. 000-04604).

(2)	Incorporated by reference to Exhibit 3(i) filed with the company’s Current Report on Form 8-K dated July 15, 2005.

(3)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 2, 1992, Exhibit 2 (File No. 000-04604).

(4)	Incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034.

(5)	Incorporated by reference to the company’s Current Report on Form 8-K dated May 9, 2005, filed with respect to the completion of the company’s exchange offer and rescission offer for its 6.90% senior debentures due 2028.

(6)	Incorporated by reference to the company’s registration statement on Form S-3 effective May 22, 1998 (File No. 333-51677).

(7)	Incorporated by reference to the company’s 2004 Annual Report on Form 10-K dated March 11, 2005.

(8)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 21, 2005. (File No. 000-04604)

(9)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 1, 1999 (File No. 000-04604).

(10)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 8, 2002 (File No. 000-04604).

(11)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 30, 2007 (File No. 000-04604).

(12)	Incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated July 15, 2005.

(13)	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated May 31, 2005.

(14)	Incorporated by reference to Item 5.02 of the company’s Current Report on Form 8-K dated November 14, 2007.

(15)	Incorporated by reference to Item 5.02 of the company’s Current Report on Form 8-K dated November 24, 2006.

(16)	Incorporated by reference to Exhibit 10.01 filed with the company’s Current Report on Form 8-K dated May 26, 2006.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 120

Exhibit
No.	Exhibit Description
10.23	Restricted Stock Unit Agreement for Thomas A. Joseph, dated January 31, 2007 (26)

10.24	Form of Restricted Stock Unit Agreement for use under the Cincinnati Financial Corporation 2006 Stock Purchase Incentive Plan (service-based)(27)

10.25	Form of Restricted Stock Unit Agreement for use under the Cincinnati Financial Corporation 2006 Stock Purchase Incentive Plan (performance-based)(28)

10.26	Form of Incentive Compensation Agreement for use under the Cincinnati Financial Corporation 2006 Incentive Compensation Plan (performance-based)(29)

10.27	Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, The Huntington National Bank and LaSalle Bank National Association, among others, dated July 2, 2007 (30)

10.28	Second Amended and Restated Discretionary Line of Credit Note with PNC Bank, National Association dated July 12, 2007 (31)

10.29	Secondary Block Trade Agreement between The Cincinnati Insurance Company and UBS Securities LLC, dated October 23, 2007 (32)

10.30	Purchase Agreement (Tranche 1 of 4) between Cincinnati Financial Corporation and UBS AG, London Branch, acting through UBS Securities LLC as agent, dated October 24, 2007 (33)

10.31	Purchase Agreement (Tranche 2 of 4) between Cincinnati Financial Corporation and UBS AG, London Branch, acting through UBS Securities LLC as agent, dated October 24, 2007 (34)

10.32	Purchase Agreement (Tranche 3 of 4) between Cincinnati Financial Corporation and UBS AG, London Branch, acting through UBS Securities LLC as agent, dated October 24, 2007 (35)

10.33	Purchase Agreement (Tranche 4 of 4) between Cincinnati Financial Corporation and UBS AG, London Branch, acting through UBS Securities LLC as agent, dated October 24, 2007 (36)

10.34	Stock Purchase Agreement between Cincinnati Financial Corporation and the E. Perry Webb Marital Trust, dated September 5, 2007 (37)

(17)	Incorporated by reference to Exhibit 10.17 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(18)	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated October 20, 2006.

(19)	Incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated October 20, 2006.

(20)	Incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated October 20, 2006.

(21)	Incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated October 20, 2006.

(22)	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated January 31, 2007.

(23)	Incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated January 31, 2007.

(24)	Incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated January 31, 2007.

(25)	Incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated January 31, 2007.

(26)	Incorporated by reference to Exhibit 10.5 filed with the company’s Current Report on Form 8-K dated January 31, 2007.

(27)	Incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K dated January 31, 2007, as amended.

(28)	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated November 14, 2007.

(29)	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated March 19, 2007.

(30)	Incorporated by reference to Exhibit 10.01 filed with the company’s Current Report on Form 8-K dated June 30, 2007.

(31)	Incorporated by reference to Exhibit 10.27 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(32)	Incorporated by reference to Exhibit 10.29 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(33)	Incorporated by reference to Exhibit 10.30 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(34)	Incorporated by reference to Exhibit 10.31 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(35)	Incorporated by reference to Exhibit 10.32 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(36)	Incorporated by reference to Exhibit 10.33 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(37)	Incorporated by reference to Exhibit 10.34 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 121

Exhibit
No.	Exhibit Description
10.35	Restricted Stock Unit Agreement for John J. Schiff, Jr. dated February 18, 2008 (38)

10.36	Restricted Stock Unit Agreement for James E. Benoski dated February 18, 2008 (39)

10.37	Restricted Stock Unit Agreement for Jacob F. Scherer, Jr. dated February 18, 2008 (40)

10.38	Restricted Stock Unit Agreement for Kenneth W. Stecher dated February 18, 2008 (41)

10.39	Restricted Stock Unit Agreement for Thomas A. Joseph dated February 18, 2008 (42)

10.40	Standard Form of Performance based Restricted Stock Unit Agreement (43)

11	Statement re: Computation of per share earnings for the years ended December 31, 2007, 2006 and 2005, contained in Note 11 of the Consolidated Financial Statements included in Part II, Item 8 of this report, Page 99

14	Cincinnati Financial Corporation Code of Ethics for Senior Financial Officers (44)

21	Cincinnati Financial Corporation Subsidiaries contained in Part I, Item 1, Page 1

23	Consent of Independent Registered Public Accounting Firm, Page 123

31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 — Chief Executive Officer, Page 124

31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 — Chief Financial Officer, Page 125

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, Page 126

(38)	Incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated February 20, 2008.

(39)	Incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated February 20, 2008.

(40)	Incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated February 20, 2008.

(41)	Incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated February 20, 2008.

(42)	Incorporated by reference to Exhibit 10.5 filed with the company’s Current Report on Form 8-K dated February 20, 2008.

(43)	Incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K dated February 20, 2008.

(44)	Incorporated by reference to the company’s Definitive Proxy Statement dated March 18, 2004 (File No. 000-04604).
Cincinnati Financial Corporation — 2007 Annual Report on 10-K — Page 122