Form 10-Q
period 2008-03-31
CINCINNATI FINANCIAL CORP
filed 2008-04-30
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2008.

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
Registrant’s telephone number, including area code: (513) 870-2000
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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
☑ Yes ☐ No
As of April 24, 2008, there were 163,163,257 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

Cincinnati Financial Corporation
2	Form 10-Q for the quarterly period ended March 31, 2008
EX-11
EX-31A
EX-31B
EX-32

Part I — Financial Information
Item 1. Financial Statements (unaudited)
Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in millions except per share data)	2008	2007

ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2008—$5,924; 2007—$5,783)	$5,965	$5,848
(includes securities pledged to creditors: 2008—$622; 2007—$745)
Equity securities, at fair value (cost: 2008—$2,749; 2007—$2,975)	5,629	6,249
Short-term investments, at fair value (amortized cost: 2008— $51; 2007—$101)	51	101
Other invested assets	59	63

Total investments	11,704	12,261

Cash and cash equivalents	237	226
Securities lending collateral invested	619	760
Investment income receivable	118	124
Finance receivable	84	92
Premiums receivable	1,113	1,107
Reinsurance receivable	757	754
Prepaid reinsurance premiums	13	13
Deferred policy acquisition costs	472	461
Land, building and equipment, net, for company use (accumulated depreciation:
2008—$284; 2007—$276)	242	239
Other assets	49	72
Separate accounts	537	528

Total assets	$15,945	$16,637

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$4,019	$3,967
Life policy reserves	1,505	1,478
Unearned premiums	1,585	1,564
Securities lending payable	635	760
Other liabilities	605	574
Deferred income tax	750	977
Note payable	69	69
6.125% senior notes due 2034	371	371
6.9% senior debentures due 2028	28	28
6.92% senior debentures due 2028	392	392
Separate accounts	537	528

Total liabilities	10,496	10,708

Commitments and contingent liabilities (Note 6)	—	—

SHAREHOLDERS’ EQUITY
Common stock, par value—$2 per share; (authorized: 2008—500 million shares, 2007—500 million shares; issued: 2008—196 million shares, 2007—196 million shares)	393	393
Paid-in capital	1,055	1,049
Retained earnings	3,298	3,404
Accumulated other comprehensive income	1,880	2,151
Treasury stock at cost (2008—33 million shares, 2007—30 million shares)	(1,177)	(1,068)

Total shareholders’ equity	5,449	5,929

Total liabilities and shareholders’ equity	$15,945	$16,637

Accompanying notes are an integral part of these statements.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended March 31, 2008	3

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Operations

	Three months ended March 31,
(In millions except per share data)	2008	2007

REVENUES
Earned premiums
Property casualty	$751	$785
Life	29	30
Investment income, net of expenses	152	148
Realized investment gains and losses	(232)	62
Other income	4	6

Total revenues	704	1,031

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	536	484
Commissions	150	170
Other operating expenses	91	88
Taxes, licenses and fees	21	20
Increase in deferred policy acquisition costs	(6)	(15)
Interest expense	12	13

Total benefits and expenses	804	760

INCOME (LOSS) BEFORE INCOME TAXES	(100)	271

PROVISION (BENEFIT) FOR INCOME TAXES
Current	22	77
Deferred	(80)	0

Total provision (benefit) for income taxes	(58)	77

NET INCOME (LOSS)	$(42)	$194

PER COMMON SHARE
Net income (loss)—basic	$(0.26)	$1.12
Net income (loss)—diluted	(0.26)	1.11
Accompanying notes are an integral part of this statement.

Cincinnati Financial Corporation
4	Form 10-Q for the quarterly period ended March 31, 2008

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Shareholders’ Equity

	Three months ended March 31,
(In millions)	2008	2007

COMMON STOCK
Beginning of year	$393	$391
Stock options exercised	0	1

End of period	393	392

PAID-IN CAPITAL
Beginning of year	1,049	1,015
Stock options exercised	2	7
Share-based compensation	4	5

End of period	1,055	1,027

RETAINED EARNINGS
Beginning of year	3,404	2,786
Cumulative effect of change in accounting for hybrid financial securities	0	5
Cumulative effect of change in accounting for uncertain tax positions	0	(1)

Adjusted beginning of year	3,404	2,790
Net income (loss)	(42)	194
Dividends declared	(64)	(61)

End of period	3,298	2,923

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	2,151	3,379
Cumulative effect of change in accounting for hybrid financial securities	0	(5)

Adjusted beginning of year	2,151	3,374
Other comprehensive income (loss), net	(271)	(181)

End of period	1,880	3,193

TREASURY STOCK
Beginning of year	(1,068)	(763)
Purchase	(109)	(64)

End of period	(1,177)	(827)

Total shareholders’ equity	$5,449	$6,708

COMMON STOCK — NUMBER OF SHARES OUTSTANDING
Beginning of year	166	173
Purchase of treasury shares	(3)	(1)

End of period	163	172

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(42)	$194
Unrealized investment gains and losses during the period	(418)	(287)
Taxes on other comprehensive income	147	106

Total comprehensive income (loss)	$(313)	$13

Accompanying notes are an integral part of this statement.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended March 31, 2008	5

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Cash Flows

	Three months ended March 31,
(In millions)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(42)	$194
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	8	7
Realized investment losses (gains)	232	(62)
Share-based compensation	4	5
Interest credited to contract holders	9	6
Changes in:
Investment income receivable	6	4
Premiums and reinsurance receivable	(9)	(88)
Deferred policy acquisition costs	(6)	(16)
Other assets	3	(5)
Loss and loss expense reserves	52	32
Life policy reserves	22	21
Unearned premiums	21	61
Other liabilities	(62)	(12)
Deferred income tax	(80)	0
Current income tax	20	71

Net cash provided by operating activities	178	218

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	18	51
Call or maturity of fixed maturities	615	127
Sale of equity securities	137	93
Collection of finance receivables	11	12
Purchase of fixed maturities	(700)	(228)
Purchase of equity securities	(123)	(220)
Change in short-term investments, net	51	77
Investment in buildings and equipment, net	(11)	(17)
Investment in finance receivables	(3)	(6)
Change in other invested assets, net	0	(4)
Change in securities lending collateral invested	126	(984)

Net cash provided by (used in) investing activities	121	(1,099)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(59)	(58)
Purchase of treasury shares	(97)	(47)
Proceeds from stock options exercised	2	7
Contract holder funds deposited	7	8
Contract holder funds withdrawn	(14)	(17)
Change in securities lending payable	(126)	984
Other	(1)	(1)

Net cash provided by (used in) financing activities	(288)	876

Net increase (decrease) in cash and cash equivalents	11	(5)
Cash and cash equivalents at beginning of year	226	202

Cash and cash equivalents at end of period	$237	$197

Supplemental disclosures of cash flow information:

Interest paid (net of capitalized interest: 2008—$1; 2007—$1)	$0	$0
Income taxes paid	2	5
Non-cash activities:
Conversion of securities	$2	$17
Equipment acquired under capital lease obligations	1	0
Accompanying notes are an integral part of these statements.

Cincinnati Financial Corporation
6	Form 10-Q for the quarterly period ended March 31, 2008

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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Our actual results could differ from those estimates. The December 31, 2007, consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America.
Our March 31, 2008, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2007 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.
Recent Accounting Pronouncements
SFAS No. 157, Fair Value Measurements
In February 2008, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standard (SFAS) No. 157-2, Fair Value Measurement. SFAS No. 157-2 is an amendment of SFAS No. 157, issued in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure about fair value measurements.
SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity has not yet issued financial statements for that fiscal year, including any interim periods. The provisions of SFAS No. 157 are to be applied prospectively, except that provisions related to block discounts and existing derivative financial instruments measured under EITF 02-3 are to be applied as a one-time cumulative effect adjustment to opening retained earnings in the year of adoption. We partially adopted SFAS No. 157 in the first quarter of 2008. We elected to defer adoption of SFAS No. 157-2 until January 1, 2009, for nonfinancial assets and nonfinancial liabilities, as permitted under the amendment. We did not have a cumulative-effect adjustment to beginning retained earnings as a result of the adoption of SFAS No. 157.
SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of SFAS No. 115
In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of SFAS No. 115. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value (on an instrument-by-instrument basis) at specified election dates. The objective is to improve financial reporting by providing an entity with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We have not elected to value any assets or liabilities (not otherwise measured at fair value) under SFAS No. 159. We continue to evaluate the impact of adopting SFAS No. 159 in the future.
SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 also requires cross-referencing within the footnotes to assist the users of financial statements in identifying significant information regarding derivative instruments. The effective date of SFAS No. 161 is the company’s fiscal year beginning January 1, 2009. Management has not yet completed an assessment of the impact of SFAS No. 161.

Cincinnati Financial Corporation Form 10-Q for the quartely period ended March 31, 2008	7

Subsequent Events
Catastrophe losses — On April 9, 2008, storms affecting our policyholders in Arkansas, resulting in approximately $20 million of pretax catastrophe losses, which will be included in second-quarter 2008 results. This estimate does not take into account any catastrophe activity that may occur in the remainder of the second quarter of 2008 or potential development from events in prior periods.
NOTE 2 — Investments
Fixed maturities (bonds and redeemable preferred stocks), equity securities (common and non-redeemable preferred stocks) and short-term investments have been classified as available for sale and are stated at fair values at March 31, 2008, and December 31, 2007.
At March 31, 2008, unrealized investment gains before taxes totaled $3.057 billion and unrealized investment losses in the investment portfolio amounted to $136 million. The unrealized gains largely were due to long term gains from our holdings of Fifth Third Bancorp common stock, which contributed 40.0 percent of those gains, and from our other common stock holdings, including ExxonMobil (NYSE:XOM), PNC Financial Services Group, Inc. (NYSE:PNC) and The Procter & Gamble Company (NYSE:PG), which each contributed at least 5 percent of those gains.
The change in unrealized gains and losses on investments, net of taxes, described in the following table, is included in other comprehensive income and shareholders’ equity. During the three months ended March 31, 2008, we recognized $2 million in realized investment losses related to current period changes in valuation of our hybrid securities. At March 31, 2008, we had $130 million of hybrid securities included in fixed maturities that now are accounted for under SFAS No. 155.
The change for the three months ended March 31, 2008, was due primarily to market-driven fluctuations in the fixed maturity portfolio. Fixed maturities unrealized gains and losses were essentially unchanged in the three months ended March 31, 2007.
Equity securities unrealized gains declined for the three months ended March 31, 2008, primarily because of market value declines of our financial sector holdings. Equity securities unrealized gains declined for the three months ended March 31, 2007, primarily because of the decline in the market value of Fifth Third since December 31, 2006, and realized gains from equity sales.

	Three months ended March 31,
(In millions)	2008	2007

Change in unrealized investment gains and losses and other summary:
Fixed maturities	$(25)	$10
Equity securities	(393)	(293)
Adjustment to deferred acquisition costs and life policy reserves	1	(1)
Pension obligations	1	0
Other	(2)	5
Income taxes on above	147	98

Total	$(271)	$(181)

Realized gains and losses on investments are recognized in net income on a specific identification basis. See our 2007 Annual Report on Form 10-K, Item 1, Investments Segment, Page 15, for additional discussion of the investment portfolio. Other-than-temporary declines in the fair value of investments are recognized in net income as realized investment losses at the time when facts and circumstances indicate such write-downs are warranted.

8	Cincinnati Financial Corporation Form 10-Q for the quartely period ended March 31, 2008

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
We maintain the right and ability to redeem the securities loaned on short notice and continue to earn interest on the collateral securities. Although the securities loaned have been pledged and effectively secure the cash collateral we receive, we maintain effective control over our securities, which we continue to classify as invested assets on our consolidated balance sheets. At March 31, 2008, we had $622 million in securities on loan. Interest income on collateral, net of fees, was $378,000 for the first three months of 2008, compared with $242,000 in the first three months of 2007.
A portion of the securities lending collateral invested was placed in asset-backed commercial paper (ABCP) programs during 2007 by our lending agent. Due to the ABCP market disruption, in 2007, maturities on two of our investments were extended beyond their original stated maturity dates. In the first three months of 2008, one of these investments was resolved with no loss to us. The other investment was in a short-term fund backed by collateralized mortgage obligations. As of the quarter end, this fund was dissolved, which resulted in the underlying CMOs being placed in the lending program as a direct collateral investment. We recorded an evaluation adjustment of $16 million to reflect the March 31, 2008 market values of these securities. Excluding that investment, all securities lending program collateral investments now are in overnight securities.
NOTE 3 — Reinsurance
Our statements of operations include earned property casualty insurance premiums on assumed and ceded business:

	Three months ended March 31,
(In millions)	2008	2007

Direct earned premiums	$791	$821
Assumed earned premiums	2	7
Ceded earned premiums	(42)	(43)

Net earned premiums	$751	$785

Our statements of operations include incurred property casualty insurance loss and loss expenses on assumed and ceded business:

	Three months ended March 31,
(In millions)	2008	2007

Direct incurred loss and loss expenses	$525	$477
Assumed incurred loss and loss expenses	(1)	1
Ceded incurred loss and loss expenses	(23)	(20)

Net incurred loss and loss expenses	$501	$458

Our statements of operations include earned life insurance premiums on assumed and ceded business:

	Three months ended March 31,
(In millions)	2008	2007

Direct earned premiums	$42	$41
Assumed earned premiums	0	0
Ceded earned premiums	(13)	(11)

Net earned premiums	$29	$30

Our statements of operations include life insurance contract holder benefits incurred on assumed and ceded business:

	Three months ended March 31,
(In millions)	2008	2007

Direct contract holders benefits incurred	$40	$37
Assumed contract holders benefits incurred	0	0
Ceded contract holders benefits incurred	(5)	(10)

Net contract holders benefits incurred	$35	$27

Cincinnati Financial Corporation Form 10-Q for the quartely period ended March 31, 2008	9

NOTE 4 — Pension Plans
The measurement date for our pension plans is December 31. The following summarizes the components of net periodic costs for our qualified and supplemental pension plans:

	Three months ended March 31,
(In millions)	2008	2007

Service cost	$4	$4
Interest cost	4	4
Expected return on plan assets	(4)	(4)
Amortization of actuarial gain, prior service cost and transition asset	1	1

Net periodic benefit cost	$5	$5

We made no contribution to the pension plans in the first quarter of 2008. We continuing to anticipate contributing $10 million during 2008 to our qualified pension plan as indicated in our 2007 Annual Report on Form 10-K.
NOTE 5 — Equity Compensation Plans
We currently have five equity compensation plans that together permit us to grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Cincinnati Financial Corporation 2006 Stock Compensation Plan also gives us the flexibility to make grants to associates of any type of stock-based awards subject to performance-based criteria to directly link compensation to performance. We currently grant incentive stock options, non-qualified stock options, service-based restricted stock units and performance-based restricted stock units under our plans. One of our equity compensation plans permits us to grant common stock to our outside directors as discussed in our 2008 Proxy Statement.
A total of 22,237,750 shares are authorized to be granted under the shareholder-approved plans. At March 31, 2008, 9,959,746 shares were available for future issuance under the plans. We currently issue new shares for option exercises.
Our pretax and after-tax share-based compensation costs are summarized below:

	Three months ended March 31,
(In millions)	2008	2007

Share-based compensation cost	$4	$5
Income tax benefit	1	1

Share-based compensation cost after tax	$3	$4

Stock Options
Stock options are granted to associates at an exercise price that is not less than fair market value on the date of grant and are exercisable over 10 year periods. The stock options generally vest ratably over a three-year period. In determining the share-based compensation amounts for 2008, the fair value of each option granted in 2008 was estimated on the date of grant using the binomial option-pricing model with the following weighted average assumptions used for grants in 2008:

	Three months ended March 31,
	2008	2007

Weighted — average expected term	7-8 years	5-7 years
Expected volatility	20.58- 24.67%	18.29 — 24.14%
Dividend yield	3.99-4.15%	3.33%
Risk-free rates	3.29-3.66%	4.8-4.81%
As of March 31, 2008, there was $24 million of unrecognized compensation cost related to non-vested awards that is expected to be recognized over a weighted average period of 2.2 years.

10	Cincinnati Financial Corporation Form 10-Q for the quartely period ended March 31, 2008

Here is a summary of option information:

		Weighted-	Aggregate
		average	intrinsic
(Shares in thousands)	Shares	exercise price	value
2008
Outstanding at beginning of year	10,480	$36.86
Granted/reinstated	767	38.79
Exercised	(70)	31.57
Forfeited/revoked	(613)	39.84

Outstanding at end of period	10,564	36.87	$32

Options exercisable at end of period	8,997	$35.97	$32
Weighted-average fair value of options granted during the period		7.44

	Options outstanding			Options exercisable
		Weighted-average	Weighted-		Weighted-
(Shares in thousands)		remaining contractual	average		average
Range of exercise prices	Shares	life	exercise price	Shares	exercise price
$25.00 to $29.99	822	1.83 yrs	$26.97	822	$26.97
$30.00 to $34.99	4,224	3.01 yrs	32.72	4,224	32.72
$35.00 to $39.99	2,283	6.66 yrs	38.53	1,519	38.40
$40.00 to $44.99	1,944	7.37 yrs	42.55	1,567	42.01
$45.00 to $49.99	1,291	7.79 yrs	45.26	865	45.26

Total	10,564	5.09 yrs	36.87	8,997	35.97

Restricted Stock Units
Service-based and performance-based restricted stock units are granted to associates at fair market value on the date of grant. Service-based restricted stock units cliff vest at the end of three years, while performance-based restricted stock units vest on the first day of March after a three-calendar year performance period, if certain performance targets are attained. As of March 31, 2008, management assumed for accounting purposes that performance targets used for the 2008 awards would be met, which resulted in the inclusion of costs for these awards in share-based compensation for the three months ended March 31, 2008.
The fair value of the restricted stock unit awards was determined based on the fair value on the date of grant less the present value of the dividends that holders of restricted stock units will not receive on the shares underlying the restricted stock units during the vesting period.
Here is a summary of restricted stock unit information:

	Service -	Weighted -	Performance -	Weighted -
	based	average grant-	based	average grant-
	nonvested	date fair	nonvested	date fair
(Shares in thousands)	shares	value	shares	value
Nonvested at January 1, 2008	162	$40.74	35	$40.74
Granted	227	34.70	44	33.21
Vested	0	40.74	0	0.00
Forfeited	(3)	38.07	0	0.00

Nonvested at March 31, 2008	386	37.20	79	36.52

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
NOTE 7 — Income Taxes
We adopted the provisions of FIN 48 on January 1, 2007. As of December 31, 2007, we had a gross unrecognized tax benefit (FIN 48 liability) of $14.2 million. Details regarding our FIN 48 liability are found in our 2007 Annual Report on Form 10-K, Item 8, Note 10 of the Consolidated Financial Statements, Page 98.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended March 31, 2008	11

During the current quarter, there were no material changes to the amount of our unrecognized tax benefits nor to any assumptions regarding the amount of our FIN 48 liability that may be effectively settled with the IRS in the next 12 months related to tax years 2002 to 2004. At this time, we can neither estimate the settlement date, nor quantify an estimated range for any potential change of the unrecognized tax benefits, relating to tax years 2005 and 2006.
NOTE 8 — SFAS No. 157, Fair Value Measurements
We adopted SFAS No. 157 in the first quarter of 2008. Our investment portfolio will be subject to SFAS No. 157 disclosure for interim reporting. Our year-end 2008 reporting will include disclosure for the investment portfolio as well as the fair value measurement framework for all SFAS No. 107 disclosures.
Fair Value Hierarchy
In accordance with SFAS No. 157, we categorized our financial instruments, based on the priority of the observable and market-based data for valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3).
When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest level input that has a significant impact on fair value measurement is used.
Financial instruments are categorized based upon the following characteristics or inputs to the valuation techniques:
•	Level 1 — Financial assets and liabilities for which inputs are observable and are obtained from reliable quoted prices for identical assets or liabilities in actively traded markets. This is the most reliable fair value measurement and includes, for example, active exchange-traded equity securities.
•	Level 2 — Financial assets and liabilities for which values are based on quoted prices in markets that are not active or for which values are based on similar assets and liabilities that are actively traded. Also includes pricing models which the inputs are corroborated by market data.
•	Level 3 — Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Level 3 inputs include the following:
•	Quotes from brokers or other external sources that are not considered binding;

•	Quotes from brokers or other external sources where it can not be determined that market participants would in fact transact for the asset or liability at the quoted price;

•	Quotes from brokers or other external sources where the inputs are not deemed observable.
We will conduct a thorough review of fair value hierarchy classifications on a quarterly basis. Reclassification of certain financial instruments may occur when input observability changes. As noted below in the Level 3 disclosure table, reclassifications are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassification occurred. Reclassification of securities from Level 3 to Level 2 occurred in the first quarter of 2008 due to an increase in observable data and pricing.

Cincinnati Financial Corporation
12	Form 10-Q for the quarterly period ended March 31, 2008

The following table illustrates the fair value hierarchy for those assets measured at fair value on a recurring basis as of March 31, 2008. We do not have any material liabilities carried at fair value.

	Asset Fair Value Measurements at Reporting Date Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Available for sale securities:
Taxable fixed maturities	$634	$2,642	$54	$3,330
Taxable fixed maturities separate accounts	64	452	3	519
Tax-exempt fixed maturities	0	2,630	5	2,635
Common equities	5,295	0	59	5,354
Preferred equities	0	215	60	275
Short-term investments	0	51	0	51
Top Hat Plan	5	1	0	6
ABCP, Securities lending collateral	0	55	0	55

Total	$5,998	$6,046	$181	$12,225

Level 3 Assets
Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the table below by security type with a summary of changes in fair value for the quarter-ended March 31, 2008.

	Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Taxable
		fixed	Tax-
	Taxable	maturities	exempt
	fixed	separate	fixed	Common	Preferred	Total
(In millions)	maturities	accounts	maturities	equities	equities	(Level 3)
Beginning balance	$85	$3	$5	$59	$58	$210
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	0	0	0	0	(6)	(6)
Included in other comprehensive income	(2)	0	0	0	3	1
Purchases, sales, issuances, and settlements	(15)	0	0	0	5	(10)
Transfers in and/or out of Level 3	(14)	0	0	0	0	(14)

Ending balance	$54	$3	$5	$59	$60	$181

The amount of total gains or losses for the period included in realized investment gains and losses (or changes in invested assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(2)				$(3)	$(5)
Level 3 taxable fixed-maturity securities declined primarily because of a $14 million transfer from the Level 3 fair value hierarchy to Level 2. This was the result of the use of observable inputs at March 31, 2008, compared with unobservable inputs at December 31, 2007. Level 3 preferred stock changed to reflect $6 million in other-than-temporary impairment charges.
NOTE 9 — Segment Information
We operate primarily in two industries, property casualty insurance and life insurance. We regularly review four different reporting segments to make decisions about allocating resources and assessing performance:
•	Commercial lines property casualty insurance
•	Personal lines property casualty insurance
•	Life insurance
•	Investment operations
We report as “Other” the non-investment operations of the parent company and its subsidiaries CFC Investment Company and CinFin Capital Management Company (excluding client investment activities), as well as other income of our insurance subsidiary. Beginning in the first quarter of 2008, we also are including results of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources in Other. See our 2007 Annual Report on Form 10-K, Item 8, Note 17, Segment Information, Page 105, for a description of revenue, income or loss before income taxes and identifiable assets for each segment.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended March 31, 2008	13

Segment information is summarized in the following table:

	Three months ended March 31,
(In millions)	2008	2007
Revenues:
Commercial lines insurance
Commercial casualty	$190	$209
Commercial property	122	123
Commercial auto	101	113
Workers’ compensation	94	92
Specialty packages	35	36
Surety and executive risk	25	24
Machinery and equipment	7	7

Total commercial lines insurance	574	604

Personal lines insurance
Personal auto	83	88
Homeowner	72	71
Other personal lines	22	22

Total personal lines insurance	177	181

Life insurance	30	31
Investment operations	(80)	210
Other	3	5

Total	$704	$1,031

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$29	$67
Personal lines insurance	(18)	14
Life insurance	(1)	5
Investment operations	(96)	196
Other	(14)	(11)

Total	$(100)	$271

Identifiable assets:
Property casualty insurance	$2,225	$2,269
Life insurance	1,033	944
Investment operations	11,763	13,688
Other	924	1,320

Total	$15,945	$18,221

Cincinnati Financial Corporation
14	Form 10-Q for the quarterly period ended March 31, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion highlights significant factors influencing the consolidated results of operations and financial position of Cincinnati Financial Corporation (CFC). It should be read in conjunction with the consolidated financial statements and related notes included in our 2007 Annual Report on Form 10-K. Unless otherwise noted, the industry data is prepared by A.M. Best Co., a leading insurance industry statistical, analytical and financial strength rating organization. Information from A.M. Best is presented on a statutory basis. When we provide our results on a comparable statutory basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).
Historically, we presented per share data on a diluted basis unless otherwise noted, adjusting those amounts for all stock splits and dividends. Due to the net loss in the first quarter of 2008, basic and diluted per share data are equal for the first quarter of 2008. Dollar amounts are rounded to millions; calculations of percent changes are based on whole dollar amounts or dollar amounts rounded to the nearest thousand. Certain percentage changes are identified as not meaningful (nm).
Safe Harbor Statement
This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in our 2007 Annual Report on Form 10-K, Item 1A, Risk Factors, Page 21. Although we often review and update our forward-looking statements when events warrant, we caution our readers that we undertake no obligation to do so.
Factors that could cause or contribute to such differences include, but are not limited to:
•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes
•	Increased frequency and/or severity of claims
•	Sustained decline in overall stock market values negatively affecting the company’s equity portfolio and book value; in particular a sustained decline in the market value of Fifth Third shares, a significant equity holding
•	Securities laws that could limit the manner, timing and volume of our investment transactions
•	Recession or other economic conditions or regulatory, accounting or tax changes resulting in lower demand for insurance products
•	Events, such as the subprime mortgage lending crisis, that lead to:
•	Significant decline in the value of a particular security or group of securities, such as our financial sector holdings, and impairment of the asset(s)

•	Significant decline in investment income due to reduced or eliminated dividend payouts from a particular security or group of securities
•	Prolonged low interest rate environment or other factors that limit the company’s ability to generate growth in investment income or interest-rate fluctuations that result in declining values of fixed-maturity investments
•	Inaccurate estimates or assumptions used for critical accounting estimates
•	Events or actions, including unauthorized intentional circumvention of controls, that reduce the company’s future ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act
•	Changing consumer buying habits and consolidation of independent insurance agencies that could alter our competitive advantages
•	Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:
•	Downgrade of the company’s financial strength ratings

•	Concerns that doing business with the company is too difficult or

•	Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended March 31, 2008	15

•	Delays or inadequacies in the development, implementation, performance and benefits of technology projects and enhancements
•	Ability to obtain adequate reinsurance on acceptable terms, amount of reinsurance purchased, financial strength of reinsurers and the potential for non-payment or delay in payment by reinsurers
•	Increased competition that could result in a significant reduction in the company’s premium growth rate
•	Underwriting and pricing methods adopted by competitors that could allow them to identify and flexibly price risks, which could decrease our competitive advantages
•	Personal lines pricing and loss trends that lead management to conclude that this segment could not attain sustainable profitability, which could prevent the capitalization of policy acquisition costs
•	Actions of insurance departments, state attorneys general or other regulatory agencies that:
•	Restrict our ability to exit or reduce writings of unprofitable coverages or lines of business

•	Place the insurance industry under greater regulatory scrutiny or result in new statutes, rules and regulations

•	Increase our expenses

•	Add assessments for guaranty funds, other insurance related assessments or mandatory reinsurance arrangements; or that impair our ability to recover such assessments through future surcharges or other rate changes

•	Limit our ability to set fair, adequate and reasonable rates

•	Place us at a disadvantage in the marketplace or

•	Restrict our ability to execute our business model, including the way we compensate agents
•	Adverse outcomes from litigation or administrative proceedings
•	Unforeseen departure of certain executive officers or other key employees due to retirement, health or other causes that could interrupt progress toward important strategic goals or diminish the effectiveness of certain longstanding relationships with insurance agents and others
•	Investment activities or market value fluctuations that trigger restrictions applicable to the parent company under the Investment Company Act of 1940
•	Events, such as an epidemic, natural catastrophe, terrorism or construction delays, that could hamper our ability to assemble our workforce at our headquarters location
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
Introduction
Corporate Financial Highlights
Income Statement and Per Share Data

	Three months ended March 31,
(Dollars in millions except share data)	2008	2007	Change %

Income statement data
Earned premiums	$780	$815	(4.2)
Investment income, net of expenses	152	148	2.6
Realized investment gains and losses (pretax)	(232)	62	nm
Total revenues	704	1,031	(31.7)
Net income (loss)	(42)	194	nm
Per share data (diluted)
Net income (loss)	(0.26)	1.11	nm
Cash dividends declared	0.39	0.355	9.9

Weighted average shares outstanding	165,105,311	174,274,157	(5.3)
Revenues declined significantly because of realized investment losses reported for the three months ended March 31, 2008, as discussed in Investments Results of Operations, Page 28. The other two primary components of revenues — earned premiums and investment income — generally were in line with expectations

Cincinnati Financial Corporation
16	Form 10-Q for the quarterly period ended March 31, 2008

described in our 2007 Annual Report on Form 10-K. The realized investment losses also were the reason for the net loss for the three months ended March 31, 2008.
Realized investment gains and losses are recognized on the sales of investments or as otherwise required by GAAP, including non-cash charges to lower the carrying value of securities. We have substantial discretion in the timing of investment sales and that timing generally is independent of the insurance underwriting process. GAAP accounting standards also require us to recognize in income the gains or losses from certain changes in market (fair) values of securities without actual realization of those gains or losses.
During the three months ended March 31, 2008, we repurchased 2.93 million shares of our common stock at a cost of $109 million. As a result of repurchases, average weighted shares outstanding declined 4.7 percent compared with a year ago.
The board of directors is committed to steadily increasing cash dividends and periodically authorizing stock dividends and splits. Cash dividends declared per share rose 9.9 percent in the three months ended March 31, 2008.
Balance Sheet Data and Performance Measures

	At March 31,	At December 31,
(Dollars in millions except share data)	2008	2007

Balance sheet data
Invested assets	$11,704	$12,261
Total assets	15,945	16,637
Short-term debt	69	69
Long-term debt	791	791
Shareholders’ equity	5,449	5,929
Book value per share	33.40	35.70

Debt-to-capital ratio	13.6%	12.7%

	Three months ended March 31,
	2008	2007

Performance measures
Comprehensive income (loss)	$(313)	$13
Return on equity, annualized	(3.0)%	11.5%
Return on equity, annualized, based on comprehensive income (loss)	(22.1)	0.8
Invested assets, total assets and shareholders’ equity were less than year-end 2007 primarily because of continued declines in the market value of our equity portfolio. As a result, our ratio of total debt to capital (total debt plus shareholders’ equity) rose.
Comprehensive income is net income plus the year-over-year change in accumulated other comprehensive income. In the three months ended March 31, 2008, we recorded a comprehensive loss because of the combination of the net loss and unrealized losses in the investment portfolio. In the three months ended March 31, 2007, we recorded comprehensive income because net income offset unrealized losses in the investment portfolio.
Return on equity reflected the net loss in the first three months of 2008 compared with net income in the first three months of 2007. Return on equity based on comprehensive income showed results similar to comprehensive income, as described above.
Combined Property Casualty Insurance Highlights

	Three months ended March 31,
(Dollars in millions)	2008	2007	Change %

Combined property casualty highlights
Written premiums	$776	$846	(8.3)
Earned premiums	751	785	(4.3)
Underwriting profit	10	81	(87.1)
GAAP combined ratio	98.6%	89.6%	10.0
Statutory combined ratio	97.4	87.7	11.1
Combined property casualty insurance results includes premiums and expenses for our standard market insurance (commercial lines and personal lines) as well as our excess and surplus lines operations.
The trend in written and earned premium growth rates reflects the heightened competition as well as the competitive strategies we discussed in our 2007 Annual Report on Form 10-K, Item 1, Commercial Lines and Personal Lines Property Casualty Insurance Segments, Page 10 and Page 12. New commercial and personal lines business written directly by agencies was $74 million in the first three months of 2008

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended March 31, 2008	17

compared with $80 million in the first three months of 2007. New business levels reflected market conditions for commercial and personal lines as well as the advantages of our agency relationship strategy. Our excess and surplus lines business did not materially influence consolidated premiums or new business trends in the first three months of 2008, contributing $1 million in net written premiums.
Our combined property casualty insurance underwriting profit declined for the three months ended March 31, 2008. The quarter benefited from a lower level of commission expense, more than offset by the effects of softer pricing, higher catastrophe losses and higher other underwriting expenses. Start-up costs of less than $1 million for our excess and surplus lines business did not materially influence underwriting profits for the first three months of 2008.
Our combined ratio reflected the factors influencing underwriting profit. (The combined ratio is the percentage of each premium dollar incurred for claims plus all expenses — the lower the ratio, the better the performance. An underwriting profit results when the combined ratio is under 100 percent. A combined ratio above 100 percent indicates that a carrier’s claims and expenses are greater than premiums.)
Savings from favorable development on prior period reserves improved the combined ratio by 1.8 percentage points in the first three months of 2008 compared with 4.0 percentage points in the first three months of 2007. These amounts include development on prior period catastrophe loss reserves as discussed below.
Catastrophe losses contributed 5.7 percentage points to the combined ratio in the first three months of 2008 compared with an unusually low 0.4 percentage points in the first three months of 2008. Catastrophe losses in the first three months of 2008 included $4 million in savings from favorable development of prior period catastrophe loss reserves compared with $13 million of savings in the first three months of 2007.
The following table shows catastrophe losses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events.

(In millions, net of reinsurance)			Three months ended March 31,
			Commercial	Personal
Dates	Cause of loss	Region	lines	lines	Total
2008
Jan. 4-9	Wind, hail, flood, freezing	South, Midwest	$3	$3	$6
Jan. 29-30	Wind, hail	Midwest	5	5	10
Feb. 5-6	Wind, hail, flood	Midwest	8	9	17
Mar. 14	Tornadoes, wind, hail, flood	South	5	1	6
Mar. 15-16	Wind, hail	South	4	4	8
Development on 2007 and prior catastrophes			(3)	(1)	(4)

Calendar year incurred total			$22	$21	$43

2007
Jan. 12-15	Wind, hail, ice, snow	Midwest	$2	$1	$3
Feb. 14-15	Wind, hail, ice, snow	Mid-Atlantic	1	1	2
Feb. 23-25	Wind, hail, ice, snow	Midwest	3	0	3
Mar. 1-2	Wind, hail, flood	South	6	2	8
Development on 2006 and prior catastrophes			(2)	(11)	(13)

Calendar year incurred total			$10	$(7)	$3

Measuring Our Success in 2008 And Beyond
We use a variety of metrics to measure the success of our strategies:
•	Maintaining our strong relationships with our established agencies, writing a significant portion of each agency’s business and attracting new agencies — In 2008, we expect to continue to rank No. 1 or No. 2 by premium volume in approximately 75 percent or more of the locations that have marketed our products for more than five years, not taking into account any contribution from our excess and surplus lines business. We expect to improve service to our agencies by subdividing one or two field territories in 2008. We also expect to appoint another 65 agencies.

We made 17 new appointments in first three months of 2008, of which 13 were new relationships. As a result, at March 31, 2008, our 1,098 agency relationships had 1,337 reporting agency locations marketing our standard market insurance products. At year-end 2007, our 1,092 agency relationships had 1,327 reporting agency locations.

In 2008, we are making further progress in our efforts to improve service to and communication with our agencies through our expanding portfolio of software. We discuss our technology plans for 2008 in our 2007 Annual Report on Form 10-K, Item 1, Technology Solutions, Page 4.

Cincinnati Financial Corporation
18	Form 10-Q for the quarterly period ended March 31, 2008

Highlights of the 2008 plans include:
•	Introduce WinCPP, our commercial lines policy rating system, in our newest states — Washington and New Mexico.

•	Make a direct bill option available for commercial lines policies issued through e-CLAS, our commercial lines policy processing system. Also, make a direct bill option available for selected commercial policies not issued through e-CLAS with the intent to offer this capability for all policies as soon as practicable.

•	Deploy Diamond, our personal lines policy processing system, to agencies in eight additional states.

•	Give agencies access to selected policyholder claims information.
Over the years, we have been able to increase our share of our agencies’ business by making available insurance products that meet the needs of the individuals and businesses in their communities. In recent years, our agents had indicated their interest in having Cincinnati available as a market for commercial accounts that require the flexibility of excess and surplus lines coverage. Preparations that began in early 2007 to initiate excess and surplus lines operations concluded on schedule in December 2007. Our new subsidiary, The Cincinnati Specialty Underwriters Insurance Company, received an A (Excellent) rating from A.M. Best, an independent provider of insurer ratings. As noted in our 2007 Annual Report on Form 10-K, Item 1, Excess and Surplus Lines Operation Further Enhances Agency Relationships, Page 6, our new wholly owned brokerage CSU Producer Resources began marketing excess and surplus lines policies to selected agencies in five states in January 2008. We remain on track with our plans for this new operation.
•	Achieving above-industry-average growth in property casualty statutory net written premiums and maintaining industry-leading profitability over the long-term by leveraging our regional franchise and proven agency-centered business strategy — As we indicated in our 2007 Annual Report on Form 10-K, if current commercial lines pricing trends continue into 2008 we believe our net written premiums could decline as much as 5 percent compared with the 1.9 percent decline in 2007.

Overall industry premiums are expected to decline 0.6 percent in 2008. Net written premiums for the commercial lines sector are expected to be down 2.3 percent in 2008 while the personal lines sector is expected to grow 1.4 percent.

Our combined ratio estimate for 2008 is 96 percent to 98 percent compared with 90.3 percent in 2007. The projected industry average 2008 combined ratio is 98.6 percent.

The anticipated year-over-year increase in the combined ratio reflects three assumptions:
•	Current accident year loss and loss expense ratio excluding catastrophe losses — We believe the market trends that contributed to an increase in this ratio in 2007 are continuing and may put the ratio under further pressure in 2008. Economic factors, including inflation, may increase our claims and settlement expenses related to medical care, litigation and construction. We could see higher than anticipated loss costs related to workers’ compensation and lines of business that provide protection against bodily injury claims. Similarly, higher legal expenses could raise the loss expenses we incur to defend our policyholders and settle complex or disputed claims. We would factor any such higher losses and loss expenses into our pricing and reserve calculations, potentially increasing reserves and adjusting rates. Our ability to meet performance targets would depend on our ability to offset the increased losses and loss expenses by promptly effecting rate adjustments or finding other savings and efficiencies, and on our agents’ ability to market at the increased rate.

•	Catastrophe loss ratio — We assume catastrophe losses could contribute approximately 4.5 percentage points to the full-year 2008 combined ratio. We are aware of the unpredictability of catastrophic events in any given year. Catastrophe losses have made an average contribution of 3.7 percentage points to our combined ratio in the past 10 years, ranging from 2007’s low of 0.8 points to 1998’s high of 6.1 points.

On April 9, 2008, storms affecting our policyholders in Arkansas, resulting in approximately $20 million of pretax catastrophe losses, which will be included in second-quarter 2008 results. This estimate does not take into account any catastrophe activity that may occur in the remainder of the second quarter of 2008 or potential development from events in prior periods.

•	Savings from favorable development on prior period reserves — To establish the 2008 combined ratio estimate, management made the assumption based on current trends that prior period reserves would develop favorably and that the development would affect the ratio by 4 percentage points. The actual level of development on prior period reserves will be based on sound actuarial analysis.
•	Pursuing a total return investment strategy that generates both strong investment income growth and capital appreciation — In 2008, the growth rate of investment income is expected to be below the 6.6 percent growth rate in 2007 as financial sector holdings in our portfolio evaluate their dividend levels.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended March 31, 2008	19

We continue to focus on portfolio strategies to balance near-term income generation and long-term book value growth. This outlook considers the anticipated level of dividend income from equity holdings, the investment of insurance operations cash flow and the current portfolio attributes.

We do not establish annual capital appreciation targets. Over the long term, our target is to have the equity portfolio outperform the Standard & Poor’s 500 Index. In the first quarter of 2008, our equity portfolio return was a negative 8.3 percent, compared with a negative return of 9.4 percent for the Index. Over the five years ended March 31, 2008, our compound annual equity portfolio return was 0.1 percent compared with a compound annual total return of 11.3 percent for the Index. Our equity portfolio underperformed the market for the five-year period primarily because of the decline in the market value of our holdings of Fifth Third common stock between 2003 and 2007.

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

Over the long-term, we seek to increase earnings per share, book value and dividends at a rate that would allow long-term total return to our shareholders to exceed that of the Standard & Poor’s Composite 1500 Property Casualty Insurance Index. Over the five years ended December 31, 2007, our total return to shareholders of 34.0 percent was below the 62.3 percent return for that Index.

•	Maintaining financial strength by keeping the ratio of debt to capital below 15 percent and purchasing reinsurance to provide investment flexibility — Market fluctuations during the first three months of 2008 led to lower shareholders’ equity and reduced capital. As a result, our debt-to-capital ratio rose to 13.6 percent at March 31, 2008, even though debt levels were unchanged. That ratio was above the 13 percent level we believed would be appropriate for 2008 but it remained below our longer-term 15 percent target.

In December 2007, we finalized our property casualty reinsurance program for 2008, updating it to maintain the balance between the cost of the program and the level of risk we retain. Under the new program, our 2008 reinsurance costs are expected to decline slightly due to higher retention levels and moderating rates for certain lines of business. We provide more detail on our reinsurance programs in our 2007 Annual Report on Form 10-K, Item 7, 2008 Reinsurance Programs, Page 70.

Our property casualty and life operations are awarded insurer financial strength ratings. These ratings assess an insurer’s ability to meet its financial obligations to policyholders and do not necessarily address matters that may be important to shareholders.

As of April 29, 2008, our financial strength ratings were unchanged from those reported in our 2007 Annual Report on Form 10-K. On March 26, 2008, A.M. Best affirmed its issuer credit and insurer financial strength ratings on the company with a stable outlook: A++ (Superior) for our standard market property casualty group and A+ (Superior) for The Cincinnati Life Insurance Company. Less than 2 percent of property casualty insurer groups qualify for the A++, Best’s highest rating.

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

20	Cincinnati Financial Corporation Form 10-Q for the quarterly period ended March 31, 2008 subscribed through a broker by reinsurers from the United States, Bermuda, London and the European markets.
Statutory surplus for our property casualty insurance subsidiary was $4.027 billion at March 31, 2008, compared with $4.307 billion at December 31, 2007. The ratio of the property casualty subsidiary’s common stock to statutory surplus was 82.3 percent at March 31, 2008, compared with 86.0 percent at year-end. Life statutory surplus was $453 million at March 31, 2008, compared with $477 million at December 31, 2007. The ratio of the life insurance subsidiary’s common stock to statutory adjusted capital and surplus was 62.4 percent at March 31, 2008, compared with 70.6 percent at year-end.
Factors supporting our outlook for 2008 are discussed below in the Results of Operations for each of the four business segments.
Results of Operations
The consolidated results of operations reflect the operating results of each of our four segments along with the parent company and other activities reported as “Other.” The four segments are:
•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Life insurance

•	Investments operations
We report as Other the non-investment operations of the parent company and its subsidiaries CFC Investment Company and CinFin Capital Management Company (excluding client investment activities), as well as other income of our insurance subsidiary. Beginning in the first quarter of 2008, we also are including results of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources in Other.
See Item 1, Note 9 of the Condensed Consolidated Financial Statements, Page 13, for discussion of the calculations of segment data. The following sections review results of operations for each of the four segments.
Commercial Lines Insurance Results of Operations
Overview
Performance highlights for the commercial lines segment include:
•	Premiums — Our commercial lines written premiums declined 9.8 percent in the three months ended March 31, 2008. Competition in our markets continued to intensify, and we view this as the most significant factor in the change in total commercial lines premiums and new business levels. Softer pricing and timing differences offset the benefits of our strong agency relationships, policyholder retention and accurate risk classification. We continue to make deliberate decisions not to write or renew certain business. In this environment, we have been careful to maintain our underwriting discipline.

We used credits more frequently than we did last year to retain renewals of quality business and earn new business. Our experience remains that the larger the account, the higher the credits, with variations by geographic region and class of business. Pricing pressure on new business remains high as many carriers appear to be managing the soft market by working aggressively to protect their renewal portfolios. Mid-single-digit premium declines in pricing on renewal business are typical, although higher declines are not uncommon.

Reflecting the heightened competition, new commercial lines business written directly by agencies declined 8.3 percent for the three months ended March 31, 2008, to $66 million from $72 million.

In April 2008, A.M. Best estimated that industry commercial lines net written premiums would decline 2.3 percent in 2008, after declining 0.4 percent in 2007 and 0.7 percent in 2006.

•	Combined ratio — Our commercial lines combined ratio rose in the three months ended March 31, 2008, largely because of higher catastrophe losses, lower pricing, normal loss cost inflation and higher underwriting expenses. Lower commission expenses partially offset these increases. On an ongoing basis, we monitor loss patterns and structure our products and our pricing accordingly.

Our commercial lines statutory combined ratio was 93.3 percent in the three months ended March 31, 2008, compared with 86.5 percent in the comparable 2007 period. In April 2008, A.M. Best estimated the industry commercial lines combined ratio would be approximately 97.5 percent in 2008, rising from approximately 93.7 percent in 2007 and 91.3 percent in 2006.

Cincinnati Financial Corporation Form 10-Q for the quarterly period ended March 31, 2008	21

Commercial Lines Results

	Three months ended March 31,
(Dollars in millions)	2008	2007	Change %

Written premiums	$625	$693	(9.8)

Earned premiums	$574	$604	(4.9)

Loss and loss expenses excluding catastrophes	343	344	(0.2)
Catastrophe loss and loss expenses	22	10	110.4
Commission expenses	109	123	(12.0)
Underwriting expenses	68	57	21.9
Policyholder dividends	3	3	(1.7)

Underwriting profit	$29	$67	(56.8)

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	59.7%	56.9%
Catastrophe loss and loss expenses	3.9	1.8

Loss and loss expenses	63.6	58.7
Commission expenses	18.9	20.4
Underwriting expenses	11.9	9.3
Policyholder dividends	0.6	0.5

Combined ratio	95.0%	88.9%

Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. The change in the loss and loss expense ratio in the three months ended March 31, 2008, was due to:
•	Market conditions and related decline in premiums — During the first three months of 2008, agents again reported that pricing pressure continued to increase on renewal business and that new business pricing was requiring more flexibility and more careful risk selection.

•	Catastrophe losses — Catastrophe losses were more than double last year’s unusually low level. The catastrophe losses largely affected our commercial property and specialty package lines of business.

•	Savings from favorable development on prior period reserves — Savings from favorable development reduced the loss and loss expense ratio by 2.5 percentage points in both the first three months of 2008 and 2007.

•	Large losses — We continue to monitor new losses and case reserve increases greater than $250,000, for trends in factors such as initial reserve levels, loss cost inflation and settlement expenses. These losses and case reserve increases declined slightly in the first three months of 2008.

Our analysis continues to indicate no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory.

22	Cincinnati Financial Corporation Form 10-Q for the quarterly period ended March 31, 2008

Commercial Lines Losses by Size

	Three months ended March 31,
(Dollars in millions)	2008	2007	Change %

New losses greater than $4,000,000	$0	$0	0.0
New losses $2,000,000—$4,000,000	22	22	1.9
New losses $1,000,000—$2,000,000	18	23	(19.5)
New losses $750,000—$1,000,000	8	9	(16.1)
New losses $500,000—$750,000	9	12	(23.8)
New losses $250,000—$500,000	23	18	24.6
Case reserve development above $250,000	44	49	(9.2)

Total large losses incurred	124	133	(6.2)
Other losses excluding catastrophes	152	139	8.9
Catastrophe losses	22	10	110.4

Total losses incurred	$298	$282	5.6

Ratios as a percent of earned premiums:
New losses greater than $4,000,000	0.0%	0.0%
New losses $2,000,000—$4,000,000	3.9	3.6
New losses $1,000,000—$2,000,000	3.2	3.8
New losses $750,000—$1,000,000	1.3	1.5
New losses $500,000—$750,000	1.5	1.9
New losses $250,000—$500,000	4.0	3.0
Case reserve development above $250,000	7.8	8.1

Total large loss ratio	21.7	21.9
Other losses excluding catastrophes	26.4	23.1
Catastrophe losses	3.9	1.8

Total loss ratio	52.0%	46.8%

Commission Expenses
Commercial lines commission expenses as a percent of earned premiums declined in the first three months of 2008, due to lower premiums and lower profit-sharing commissions compared with the year-ago period. Profit-sharing, or contingent, commissions are calculated on the profitability of an agency’s aggregate property casualty book of Cincinnati business, taking into account longer-term profit and premium volume, with a percentage for prompt payment of premiums and other criteria, and reward the agency’s effort. These profit-based commissions generally fluctuate with our loss and loss expense ratio.
Underwriting Expenses
Non-commission underwriting and policyholder dividend expenses rose in the first three months of 2008, largely because of higher staffing costs. The decline in written premiums also caused unfavorable year-over-year comparisons of deferred acquisition costs.

Cincinnati Financial Corporation Form 10-Q for the quarterly period ended March 31, 2008	23

Line of Business Analysis
Approximately 95 percent of our commercial lines premiums relate to accounts with coverages from more than one of our business lines. As a result, we believe that the commercial lines segment is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for each line.

	Three months ended March 31,
(Dollars in millions)	2008	2007	Change %

Commercial casualty:
Written premiums	$211	$245	(13.7)
Earned premiums	190	209	(9.2)
Loss and loss expenses incurred	111	112	(1.2)
Loss and loss expense ratio	58.3%	53.5%
Loss and loss expense ratio excluding catastrophes	58.3	53.5
Reserve development impact on loss and loss expense ratio	(7.9)	(4.8)

Commercial property:
Written premiums	$124	$138	(10.2)
Earned premiums	122	123	(1.3)
Loss and loss expenses incurred	92	66	39.0
Loss and loss expense ratio	75.5%	53.6%
Loss and loss expense ratio excluding catastrophes	59.0	46.7
Reserve development impact on loss and loss expense ratio	2.4	(5.2)

Commercial auto:
Written premiums	$107	$124	(13.6)
Earned premiums	101	113	(10.5)
Loss and loss expenses incurred	64	73	(12.2)
Loss and loss expense ratio	63.4%	64.6%
Loss and loss expense ratio excluding catastrophes	63.8	64.8
Reserve development impact on loss and loss expense ratio	(3.0)	2.9

Workers’ compensation:
Written premiums	$114	$113	0.0
Earned premiums	94	92	2.5
Loss and loss expenses incurred	61	70	(13.3)
Loss and loss expense ratio	64.8%	76.5%
Loss and loss expense ratio excluding catastrophes	64.8	76.5
Reserve development impact on loss and loss expense ratio	(5.9)	(1.9)

Specialty packages:
Written premiums	$37	$41	(8.8)
Earned premiums	35	36	(1.6)
Loss and loss expenses incurred	22	25	(10.5)
Loss and loss expense ratio	63.4%	69.6%
Loss and loss expense ratio excluding catastrophes	55.3	62.6
Reserve development impact on loss and loss expense ratio	6.4	3.9

Surety and executive risk:
Written premiums	$25	$25	2.2
Earned premiums	25	24	6.4
Loss and loss expenses incurred	11	6	103.0
Loss and loss expense ratio	45.9%	24.0%
Loss and loss expense ratio excluding catastrophes	45.9	24.0
Reserve development impact on loss and loss expense ratio	10.0	(5.4)

Machinery and equipment:
Written premiums	$7	$7	(6.2)
Earned premiums	7	7	0.4
Loss and loss expenses incurred	4	2	90.2
Loss and loss expense ratio	53.3%	28.2%
Loss and loss expense ratio excluding catastrophes	53.3	29.8
Reserve development impact on loss and loss expense ratio	18.0	(9.6)

Commercial Lines Insurance Outlook
Industrywide commercial lines written premiums are expected to decline approximately 2.3 percent in 2008 with the industry combined ratio estimated at 97.5 percent. As discussed in our 2007 Annual Report on Form 10-K, Item 1, Commercial Lines Insurance Marketplace, Page 12, over the past several years, agents have reported that renewal and new business pricing have come under steadily increasing pressure, reinforcing the need for more flexibility and careful risk selection. We anticipate that commercial lines pricing trends observed in 2007 will persist into 2008.

24	Cincinnati Financial Corporation Form 10-Q for the quarterly period ended March 31, 2008

We intend to continue to market our products to a broad range of business classes, price our products adequately and take a package approach. We intend to maintain our underwriting selectivity and carefully manage our rate levels as well as our programs that seek to accurately match exposures with appropriate premiums. We will continue to evaluate each risk individually and to make decisions regarding rates, the use of three-year commercial policies, policy term extensions and other policy conditions on a case-by-case basis, even in lines and classes of business that are under competitive pressure. We also expect new marketing territories created over the past several years and new agency appointments to make a growing contribution to commercial lines premium growth and underwriting profit in 2008.
We believe our approach should allow us to continue to underwrite commercial lines business profitably in 2008 although we anticipate another year of both lower premiums and a higher commercial lines combined ratio, as softening market conditions lead to lower premium per exposure. In addition, we do not believe favorable reserve development will continue to contribute to underwriting profits to the extent seen over the past four years. Further, underwriting expenses are rising. We discuss our overall outlook for our property casualty insurance operations in Measuring Our Success in 2008 and Beyond, Page 18.
Personal Lines Insurance Results Of Operations
Overview
Performance highlights for the personal lines segment include:
•	Premiums — Personal lines written premiums declined 2.0 percent in the three months ended March 31, 2008, on lower policy counts, flat new business levels and pricing changes that reduced premiums per policy. Pricing changes included the ongoing roll out of a program of policy credits that incorporate insurance scores and are intended to improve our ability to compete for our agents’ highest quality personal lines accounts. These factors were partially offset by the effect of premium increases related to rising exposures. We continue to implement strategies discussed in our 2007 Annual Report on Form 10-K, Item 1, Our Business and Our Strategies, Page 1, to enhance our response to marketplace changes and help us achieve our long-term objectives. Personal lines new business premiums written directly by our agencies was essentially unchanged at $8 million in the three months ended March 31, 2008.

In April 2008, A.M. Best estimated that industry personal lines net written premiums would rise approximately 1.4 percent in 2008 after remaining stable in 2007 and rising 2.9 percent in 2006.

•	Combined ratio — The combined ratio for the three months ended March 31, 2008, rose because of higher catastrophe losses and an increase in the loss and loss expense ratio excluding catastrophe losses due to lower pricing and normal loss cost inflation. Commission expense declined slightly.

Our personal lines statutory combined ratio was 110.8 percent in the three months ended March 31, 2008, versus 93.5 percent in the comparable 2007 period. In April 2008, A.M. Best estimated the industry personal lines combined ratio would be approximately 99.5 percent in 2008, rising from approximately 96.1 percent in 2007 and 92.7 percent in 2006.
Personal Lines Results

	Three months ended March 31,
(Dollars in millions)	2008	2007	Change %

Written premiums	$150	$153	(2.0)

Earned premiums	$177	$181	(2.2)

Loss and loss expenses excluding catastrophes	115	111	3.7
Catastrophe loss and loss expenses	21	(7)	nm
Commission expenses	35	38	(7.7)
Underwriting expenses	24	25	(3.6)

Underwriting profit (loss)	$(18)	$14	nm

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	65.1%	61.4%
Catastrophe loss and loss expenses	11.6	(4.1)

Loss and loss expenses	76.7	57.3
Commission expenses	19.8	20.9
Underwriting expenses	13.6	13.8

Combined ratio	110.1%	92.0%

Cincinnati Financial Corporation Form 10-Q for the quarterly period ended March 31, 2008	25

Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. The change in the loss and loss expense ratio in the three months ended March 31, 2008, was due to:
•	Market conditions — Lower pricing and normal loss cost inflation contributed to the lower loss and loss expense ratio excluding catastrophe losses.

•	Catastrophe losses — Catastrophe losses added 11.6 percentage points to the combined ratio in the first three months of 2008. In the first three months of 2007, favorable development on prior period catastrophe losses reserves improved the combined ratio by 4.1 percentage points.

•	Loss reserve development — A $1 million reserve strengthening added 0.7 percentage points to the combined ratio in the first three months of 2008. In the first three months of 2007, savings from favorable development on prior period reserves reduced the ratio by 9.1 percentage points, including 6.1 points due to savings on prior period catastrophe loss reserves.

•	Large losses — We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and settlement expenses. In the first three months of 2008, these losses were slightly below the year-ago level.

Our analysis continues to indicate no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory.
Personal Lines Losses by Size

	Three months ended March 31,
(Dollars in millions)	2008	2007	Change %

New losses greater than $4,000,000	$0	$0	0.0
New losses $2,000,000-$4,000,000	0	0	0.0
New losses $1,000,000-$2,000,000	4	5	(33.4)
New losses $750,000-$1,000,000	1	1	(16.2)
New losses $500,000-$750,000	3	3	4.2
New losses $250,000-$500,000	6	6	2.1
Case reserve development above $250,000	4	4	6.6

Total large losses incurred	18	19	(7.7)
Other losses excluding catastrophes	80	76	5.6
Catastrophe losses	21	(7)	(376.2)

Total losses incurred	$119	$88	34.8

Ratios as a percent of earned premiums:
New losses greater than $4,000,000	0.0%	0.0%
New losses $2,000,000-$4,000,000	0.0	0.0
New losses $1,000,000-$2,000,000	2.1	3.0
New losses $750,000-$1,000,000	0.4	0.5
New losses $500,000-$750,000	1.5	1.4
New losses $250,000-$500,000	3.6	3.4
Case reserve development above $250,000	2.4	2.2

Total large losses incurred	10.0	10.6
Other losses excluding catastrophes	45.8	42.4
Catastrophe losses	11.6	(4.1)

Total loss ratio	67.4%	48.9%

Commission Expenses
Personal lines commission expenses as a percent of earned premiums declined in the first three months of 2008, due to lower premiums and lower profit-sharing commissions compared with the year-ago period. Profit sharing, or contingent, commissions are calculated on the profitability of an agency’s aggregate property casualty book of Cincinnati business, taking into account longer-term profit and premium volume, with a percentage for prompt payment of premiums and other criteria, and reward the agency’s effort. These profit-based commissions generally fluctuate with our loss and loss expense ratio.
Underwriting Expenses
Non-commission underwriting expenses were essentially unchanged in the first three months of 2008, largely higher taxes, licenses and fees and other miscellaneous expenses were offset by recovery of previously incurred state assessments.
Line of Business Analysis
We prefer to write personal lines coverages on an account basis that includes both auto and homeowner coverages as well as coverages from the other personal business line. As a result, we believe that the personal

26	Cincinnati Financial Corporation Form 10-Q for the quarterly period ended March 31, 2008 lines segment is best measured and evaluated on a segment basis. However, we provide the line of business data to summarize growth and profitability trends separately for each line.

	Three months ended March 31,
(Dollars in millions)	2008	2007	Change %

Personal auto:
Written premiums	$69	$72	(3.9)
Earned premiums	83	88	(6.5)
Loss and loss expenses incurred	56	59	(4.9)
Loss and loss expense ratio	67.6%	66.5%
Loss and loss expense ratio excluding catastrophes	65.9	68.8
Reserve development impact on loss and loss expense ratio	1.8	3.2

Homeowner:
Written premiums	$60	$61	(1.4)
Earned premiums	72	71	1.6
Loss and loss expenses incurred	66	36	85.8
Loss and loss expense ratio	91.4%	50.0%
Loss and loss expense ratio excluding catastrophes	66.2	57.5
Reserve development impact on loss and loss expense ratio	3.2	(14.7)

Other personal:
Written premiums	$21	$20	3.4
Earned premiums	22	22	2.9
Loss and loss expenses incurred	14	9	47.4
Loss and loss expense ratio	62.2%	43.4%
Loss and loss expense ratio excluding catastrophes	58.1	43.5
Reserve development impact on loss and loss expense ratio	(11.7)	(40.7)
Personal Lines Insurance Outlook
In February 2008, industry analysts anticipated industrywide personal lines written premiums might rise approximately 1.4 percent in 2008 with the combined ratio estimated at 99.5 percent. While the improvement in our new business levels and policy retention rates over the past 18 months are positive indications for our personal lines business, we believe our growth rate may be below that of the industry as we continue to address our pricing structure. We are aware that our personal lines pricing and loss activity are at levels that could put pressure on our future combined property casualty insurance combined ratio, if those trends continue. In addition, personal lines results can be affected by the level of catastrophe losses in a given period.
In our 2007 Annual Report on Form 10-K, Item 7, Personal Lines Insurance Outlook, Page 55, we discussed personal lines insurance strategies to enhance our response to the changing marketplace and help us achieve our long-term objectives for this segment. We remain on track with 2008 rate, product, technology and new agency expansion plans.
We identify several other factors that also may affect the personal lines combined ratio in 2008 and beyond. Personal lines underwriters continue to focus on insurance-to-value initiatives to verify that policyholders are buying the correct level of coverage for the value of the insured risk, and we are carefully maintaining underwriting standards. If earned premiums decline more than we expect, the personal lines expense ratio may be higher than the 2007 level because some of our costs are relatively fixed, such as our planned investments in technology. We discuss our overall outlook for our property casualty insurance operations in Measuring Our Success in 2008 and Beyond, Page 18. Please see our 2007 Annual Report on Form 10-K, Item 7, Homeowner, Page 54, for additional information regarding our ability to achieve satisfactory homeowner results.
Life Insurance Results Of Operations
Overview
Performance highlights for the life insurance segment include:
•	Revenues — Revenues were $30 million in the first three months of 2008 Compared with $31 million in the first three months of 2007 because of lower earned premiums. Gross in-force policy face amounts increased to $62.803 billion at March 31, 2008, from $61.875 billion at year-end 2007.

Total statutory life insurance net written premiums were $44 million in the first three months of 2008 compared with $42 million in the comparable 2007 period. Total statutory written premiums for life insurance operations for all periods include life insurance, annuity and accident and health premiums. The change primarily was due to a 3.2 percent rise in statutory written premiums for term and other life insurance products.

Cincinnati Financial Corporation Form 10-Q for the quarterly period ended March 31, 2008	27

Fee income from universal life products was down 1.8 percent in the first three months of 2008. Separate account investment management fee income contributed $1 million to total revenues in the first three months of 2008 and 2007.
Life Insurance Results

	Three months ended March 31,
(In millions)	2008	2007	Change %

Written premiums	$44	$42	3.8

Earned premiums	$29	$30	(3.2)
Separate account investment management fees	1	1	(45.7)

Total revenues	30	31	(5.0)

Contract holders benefits incurred	35	27	30.4
Investment interest credited to contract holders	(16)	(14)	6.0
Operating expenses incurred	12	13	(14.1)

Total benefits and expenses	31	26	21.3

Life insurance segment profit (loss)	$(1)	$5	nm

•	Profitability — The life insurance segment frequently reports a small GAAP loss because its investment income is included in investment segment results, except investment income credited to contract holders (interest assumed in life insurance policy reserve calculations). The segment reported a $1 million loss in the first three months of 2008 compared with a $5 million profit in the first three months of 2007 primarily due to less favorable mortality experience.

At the same time, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. For that reason, we also evaluate GAAP data, including all investment activities on life insurance-related assets. Including investment income and realized gains or losses on investments, GAAP net income for the life insurance segment declined 90.4 percent in the first three months of 2008 to $2 million from $18 million in the first three months of 2007. The life insurance company portfolio had after-tax realized investment losses of $6 million in the first three months of 2008 compared with gains of $5 million in the first three months of 2007.

Life segment expenses consist principally of contract holders (policyholders) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. In the first three months of 2008, operating expenses declined slightly, principally because of changes in the amortization of deferred acquisition costs.
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
The life insurance business is considered mature. In our experience, it is not mature within the property casualty distribution system where cross-sell opportunities abound — both to personal lines and commercial lines clients. According to Bureau of Labor and industry group LIMRA statistics, there are approximately 41 million under- and uninsured employees of small business in the United States, making the cross-selling of voluntary, worksite products an opportunity for Cincinnati Life’s worksite marketing and sales strategies.
In 2008 we plan to redesign all our term insurance products. In addition to redesigning our worksite term insurance, we will be updating all of the other products in our worksite life insurance portfolio. These improvements support opportunities to cross-sell life insurance products to clients of the independent agencies that sell Cincinnati’s property casualty insurance policies.
Investments Results of Operations
Overview
The investment segment contributes investment income and realized gains and losses to results of operations. Investments traditionally provide our primary source of pretax and after-tax profits.
•	Investment income — Pretax investment income rose 2.6 percent in the first three months of 2008 due to cash flow for new investments, which led to higher interest income from the growing fixed-maturity portfolio and increased dividend income from the common stock portfolio.

Fifth Third, our largest equity holding, contributed 40.3 percent of total dividend income in the first three months of 2008. We discuss our Fifth Third investment in Item 3, Quantitative and Qualitative Disclosures

28	Cincinnati Financial Corporation Form 10-Q for the quarterly period ended March 31, 2008

About Market Risk, Page 34, and our 2007 Annual Report on Form 10-K, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Page 73.
Investment Results

	Three months ended March 31,
(In millions)	2008	2007	Change %
Investment income:
Interest	$76	$76	0.5
Dividends	73	72	1.6
Other	5	3	35.7
Investment expenses	(2)	(3)	40.0

Total investment income, net of expenses	152	148	2.6

Investment interest credited to contract holders	(16)	(14)	6.0

Realized investment gains and losses summary:
Realized investment gains and losses	(16)	61	nm
Change in fair value of securities with embedded derivatives	(2)	1	nm
Other-than-temporary impairment charges	(214)	0	nm

Total realized investment gains and losses	(232)	62	nm

Investment operations income (loss)	$(96)	$196	nm

•	Net realized gains and losses — We reported a realized investment loss in the first three months of 2008, compared with a realized investment gain in the first three months of 2007. Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on results in any quarter. However, such gains or losses usually have little, if any, effect on total shareholders’ equity because most equity and fixed maturity investments are carried at fair value, with the unrealized gain or loss included as a component of other comprehensive income. Other-than-temporary impairments represent the adjustment of cost to fair value when management concludes that an investment’s decline in value below cost is other than temporary. Other-than-temporary impairment losses represent a non-cash charge to income.
The realized investment loss in the first quarter of 2008 reflected:
•	$16 million in losses largely due to the sale of our remaining holdings in National City Corporation. We sell securities because either they no longer meet our investment parameters or we determine we can improve yield prospects.

•	$2 million loss from changes in fair value of securities with embedded derivatives.

•	$214 million in other-than-temporary impairment charges:
•	$172 million in other-than-temporary impairments of four equity holdings to reflect recent, significant declines in their respective market values. Our cost basis for Wachovia Corporation was reduced by $86 million, for Huntington Bancshares by $78 million, for Glimcher Realty Trust by $7 million and for Peoples Community Bancorp by $1 million.

•	$26 million in other-than-temporary impairments of 21 fixed-maturity holdings. These consisted primarily of bonds, convertible holdings and both perpetual and auction-rate preferred securities. The majority of these securities were in the financial sector.

•	$16 million in valuation adjustments related to asset-backed commercial paper selected by our lending agent for collateral held in our securities lending program. We discussed this program in our 2007 Annual Report on Form 10-K, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, Page 73.
The realized investment gain in the first three months of 2007 was largely due to $62 million in gains from the sale of a portion of our holdings of certain securities. The effect of changes in the fair value of securities with embedded derivatives and of other-than-temporary impairment charges was insignificant.
Investments Outlook
Investment income growth is expected to be below 2007’s level as managements of our financial sector holdings evaluate their dividend levels as discussed in Item 3, Quantitative and Qualitative Disclosures about Market Risk, Page 34. Our equity investing strategy has been key to the long-term growth of our assets and shareholders’ equity. Our common stock investments traditionally have been securities with annual dividend yields that meet or exceed that of the overall market and have the potential for future dividend increases. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. Over the years, these equities have generally offered a steady flow of dividend income along with the potential for capital appreciation.

Cincinnati Financial Corporation Form 10-Q for the quarterly period ended March 31, 2008	29

We continue to focus on portfolio strategies to balance near-term income generation and long-term book value growth. Decisions to sell investments that no longer meet our investment criteria could have a negative impact on income in the short-term as common stocks with high current yields are sold and reinvested in securities with lower but more secure yields. High common stock yields in the current market generally are due to depressed market prices that reflect market concerns about risks including potential dividend payout reductions or eliminations.
In 2008, we expect to continue to allocate a portion of cash available for investment to equity securities, taking into consideration insurance department regulations and ratings agency comments. The sales of selected common stocks that no longer meet our investment criteria may lead to a decrease in net cash flow into equity securities and higher-than-normal levels of investment in fixed-maturity securities.
We believe a continuation of the current credit environment, especially if exacerbated by recessionary economic conditions, could lead to further declines in portfolio values and a resulting increase in other-than-temporary impairment charges in 2008. All but four securities in the portfolio were trading at or above 70 percent of book value at March 31, 2008. Our asset impairment committee continues to monitor the investment portfolio.
As discussed in our 2007 Annual Report on Form 10-K, Item 7, Asset Impairment, Page 40, when evaluating other-than-temporary impairments, we consider our intent and ability to retain a security for a period adequate to recover its cost. Because of our investment philosophy and strong capitalization, we can hold securities that are trading below cost until their scheduled redemption while we evaluate their potential for recovery based on economic, industry or company factors.
Other
We report as “Other” the non-investment operations of the parent company and its subsidiaries CFC Investment Company and CinFin Capital Management Company (excluding client investment activities), as well as other income of our insurance subsidiary. Beginning in the first quarter of 2008, we also are including results of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources in Other. In the first three months of 2008, CSU and CSU Producer Resources contributed an immaterial amount to revenues and losses before income taxes included in Other.

	Three months ended March 31,
(Dollars in millions)	2008	2007	Change %
Interest and fees on loans and leases	$2	$3	(20.1)
Money management fees	1	1	(3.5)
Other revenues	0	1	(117.5)

Total revenues	3	5	(41.6)

Underwriting expenses	1	0	nm
Operating expenses	3	3	37.0
Interest expense	13	13	(3.8)

Total expenses	17	16	7.1

Pre-tax loss	$(14)	$(11)	(23.5)

TAXES
In the first three months of 2008, we reported an income tax benefit of $58 million because of lower underwriting profits and $232 million in realized investment losses as discussed in Investments Results of Operations, Page 28. In the first three months of 2007, we reported income tax expense of $77 million. The effective tax rate benefit for 2008 was 57.9 percent compared with an effective tax rate of 28.4 percent in 2007.
We pursue a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. For our insurance subsidiaries, approximately 85 percent of income from tax-advantaged fixed-maturity investments is exempt from federal tax. Our non-insurance companies own no tax-advantaged fixed-maturity investments. For our insurance subsidiaries, the dividend received deduction, after the dividend proration of the 1986 Tax Reform Act, exempts approximately 60 percent of dividends from qualified equities from federal tax. The dividend received deduction exempts 70 percent of dividends from qualified equities for our non-insurance companies. Details regarding our effective tax rate are found in our 2007 Annual Report on Form 10-K, Item 8, Note 10 of the Consolidated Financial Statements, Page 98.

30	Cincinnati Financial Corporation Form 10-Q for the quarterly period ended March 31, 2008

Liquidity and Capital Resources
At March 31, 2008, we had shareholders’ equity of $5.449 billion compared with $5.929 billion at year-end 2007. Total debt was unchanged at $860 million.
Sources Of Liquidity
Subsidiary Dividends
Our insurance subsidiary declared dividends to the parent company of $85 million in the first three months of 2008 compared with $70 million in the first three months of 2007. State of Ohio regulatory requirements restrict the dividends our lead insurance subsidiary can pay. During 2008, total dividends that our lead insurance subsidiary can pay to our parent company without regulatory approval are approximately $658 million. CFC Investment Company declared dividends to the parent company of $10 million in the first three months of 2008.
Insurance Underwriting
Our property casualty and life insurance operations provide liquidity because premiums generally are received before losses are paid under the policies purchased with those premiums. After satisfying our cash requirements, excess cash flows are used for investment, increasing future investment income.
This table shows a summary of cash flow of the insurance subsidiary (direct method):

	Three months ended March 31,
(In millions)	2008	2007
Premiums collected	$796	$831
Loss and loss expenses paid	(476)	(462)
Commissions and other underwriting expenses paid	(336)	(336)

Insurance subsidiary cash flow from underwriting	(16)	33
Investment income received	133	129

Insurance subsidiary operating cash flow	$117	$162

Historically, cash receipts from property casualty and life insurance premiums, along with investment income, have been more than sufficient to pay claims, operating expenses and dividends to the parent company. While first-year life insurance expenses normally exceed first-year premiums, subsequent premiums are used to generate investment income until the time the policy benefits are paid.
Claims and operating expenses exceeded premiums collected in the first three months of 2008 because of pricing and catastrophe losses. We discuss our future obligations for claims payments in our 2007 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 63, and our future obligations for underwriting expenses in our 2007 Annual Report on Form 10-K, Item 7, Other Commitments, Page 64.
Based on our outlook for commercial lines, personal lines and life insurance, we believe that 2008 full-year cash flows from underwriting could decline compared with 2007. A lower level of cash flow available for investment could lead to lower growth rate for investment income and reduced potential for capital gains.
Investing Activities
Investment income is a primary source of liquidity for both the parent company and insurance subsidiary. As we discuss under Investments Results of Operations, Page 28, investment income rose in each of the past three years. We anticipate slower growth in investment income in 2008 as our financial sector holdings evaluate their dividend levels. We continue to focus on portfolio strategies to balance near-term income generation and long-term book value growth. Realized gains also can provide liquidity, although we follow a buy-and-hold investment philosophy seeking to compound cash flows over the long-term.
See our 2007 Annual Report on Form 10-K, Item 1, Investments Segment, Page 15, for a discussion of our investment strategy, portfolio allocation and quality.
Capital Resources
At March 31, 2008, our total debt-to-capital ratio was 13.6 percent, with $791 million in long-term debt and $69 million in borrowings on our short-term lines of credit. Based on our present capital requirements, we do not anticipate a material increase in debt levels during 2008. As a result, we believe that changes in our debt-to-capital ratio will be a function of the contribution of unrealized investment gains or losses to shareholders’ equity. We estimate that changes in that measure would not be sufficient to increase the debt-to-capital ratio above our target cap of 15 percent.
We provide details of our three long-term notes in our 2007 Annual Report on Form 10-K, Item 8, Note 7 of the Consolidated Financial Statements, Page 96. None of the notes are encumbered by rating triggers. As of April 29, 2008, our debt ratings, summarized in Measuring our Success in 2008 and Beyond, Page 18, were unchanged from those reported in our 2007 Annual Report on Form 10-K. On March 26, 2008, A.M. Best affirmed its issuer credit ratings of aa+ for the standard market property casualty group, aa- for senior debt of parent Cincinnati

Cincinnati Financial Corporation Form 10-Q for the quarterly period ended March 31, 2008	31

Financial Corporation and aa- for the life insurance subsidiary.
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
Contractual Obligations
In our 2007 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 63, we estimated our future contractual obligations as of December 31, 2007. There have been no material changes to those estimates.
Other Commitments
In addition to our contractual obligations, we have other operational commitments.
•	Commissions — As discussed above, commissions paid declined in the first three months of 2008. Commission payments generally track with written premiums.

•	Other operating expenses — Many of our operating expenses are not contractual obligations, but reflect the ongoing expenses of our business. Non-commission operating expenses paid rose in the first three months of 2008, largely reflecting higher staffing costs. In the remainder of 2008, we anticipate approximately $9 million of additional expenses related to associate benefit plan modifications. Our benefit plans help us retain experienced associates, attract new talent and provide a measure of security and stability to associates and their families.
In addition to contractual obligations for hardware and software, we anticipate capitalizing $8 million in spending for key technology initiatives in 2008. Capitalized development costs related to key technology initiatives were $1 million in the first three months of 2008. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.
•	Disaster recovery and backup data processing center — We now expect to spend approximately $30 million in 2008 and 2009 to begin renovating a newly purchased building to serve as our disaster recovery and backup data processing center.
•	Qualified pension plan — In the remainder of 2008, we anticipate making a cash contribution of $10 million to pension plan assets. Our results of operation will reflect an anticipated $19 million of expense related to an increase in accrued pension benefits.
Investing Activities
After fulfilling operating requirements, we invest cash flows from underwriting, investment and other corporate activities in fixed maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. See our 2007 Annual Report on Form 10-K, Item 1, Investments Segment, Page 15, for a discussion of our investment strategy, portfolio allocation and quality.
Uses of Capital
Uses of cash to enhance shareholder return include:
•	Dividends to shareholders — In February 2008, the board of directors authorized a 9.9 percent increase in the regular quarterly cash dividend to an indicated annual rate of $1.56 per share. During the first three months of 2008, $59 million was used for cash dividends to shareholders.
•	Common stock repurchase program — During the first three months of 2008, we used $97 million to repurchase 2.9 million shares of our common stock at an average price of $37.30. In early April, we used an additional $12 million to settle late March purchase commitments. The details of the 2008 repurchase activity and repurchase authorizations are described in Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, Page 40. We do not adjust number of shares repurchased and average price per repurchased share for stock dividends.

32	Cincinnati Financial Corporation Form 10-Q for the quarterly period ended March 31, 2008

Property Casualty Insurance Reserves
Commercial Lines Insurance Segment Reserves
For the business lines in the commercial lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves, net of salvage and subrogation reserves. The slight rise in total gross reserves for our commercial business lines largely was due to higher reserves for catastrophe losses. Reserving practices discussed in our 2007 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 37, also contributed.

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total
At March 31, 2008
Commercial casualty	$1,050	$383	$533	$1,966	54.9%
Commercial property	122	11	31	164	4.6
Commercial auto	271	48	65	384	10.7
Workers’ compensation	424	314	119	857	23.9
Specialty packages	69	1	9	79	2.3
Surety and executive risk	68	12	44	124	3.4
Machinery and equipment	5	3	1	9	0.2

Total	$2,009	$772	$802	$3,583	100.0%

At December 31, 2007
Commercial casualty	$1,035	$389	$524	$1,948	55.1%
Commercial property	104	6	29	139	3.9
Commercial auto	276	48	65	389	11.0
Workers’ compensation	426	315	119	860	24.3
Specialty packages	67	1	9	77	2.3
Surety and executive risk	68	2	42	112	3.2
Machinery and equipment	4	3	1	8	0.2

Total	$1,980	$764	$789	$3,533	100.0%

Personal Lines Insurance Segment Reserves
For the business lines in the personal lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves, net of salvage and subrogation reserves.

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total
At March 31, 2008
Personal auto	$153	$(3)	$29	$179	45.4%
Homeowners	67	13	15	95	23.6
Other personal	56	54	12	122	31.0

Total	$276	$64	$56	$396	100.0%

At December 31, 2007
Personal auto	$163	$(4)	$30	$189	48.2%
Homeowners	61	8	14	83	21.0
Other personal	54	54	12	120	30.8

Total	$278	$58	$56	$392	100.0%

Life Insurance Reserves
Gross life policy reserves were $1.505 billion at March 31, 2008, compared with $1.478 billion at year-end 2007, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2007 Annual Report on Form 10-K, Item 7, Life Insurance Reserves, Page 70.
Other Matters
Significant Accounting Policies
Our significant accounting policies are discussed in our 2007 Annual Report on Form 10-K, Item 8, Note 1 to the Consolidated Financial Statements, Page 87, and updated in Note 1 to the Condensed Consolidated Financial Statements beginning on Page 7.
In conjunction with those discussions, in the Management’s Discussion and Analysis in the 2007 Annual Report on Form 10-K, management reviewed the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discussed the development and selection of those accounting estimates with the audit committee of the board of directors.

Cincinnati Financial Corporation Form 10-Q for the quarterly period ended March 31, 2008	33

SFAS No. 157, Fair Value Measurements
Valuation of Financial Instruments
Valuation of financial instruments, primarily securities held in our investment portfolio, is a critical component of our interim financial statement preparation. We account for our investment portfolio at fair value and apply fair value measurements as defined by SFAS No. 157, Fair Value Measurements, to financial instruments. Fair value is applicable to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. Our Annual Report on Form 10-K also applies fair value measurements for various financial instruments.
We adopted the provisions of SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value as the exit price or the amount that would be 1) received to sell an asset or 2) paid to transfer a liability in an orderly transaction between marketplace participants at the measurement date. When determining an exit price we must, whenever possible, rely upon observable market data. Prior to the adoption of SFAS No. 157, we considered various factors such as liquidity and volatility but primarily obtained pricing from various external services, including broker quotes.
The SFAS No. 157 exit price notion requires our valuation also to consider what a marketplace participant would pay to buy an asset or receive to assume a liability. Therefore, while we can consider pricing data from outside services, we ultimately determine whether the data or inputs used by these outside services are observable or unobservable.
In accordance with SFAS No. 157, we have categorized our financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level that is significant to the fair value measurement of the instrument.
Financial assets and liabilities recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as described in Item 1, Note 8, SFAS No. 157, Fair Value Measurement, Page 12.
Level 1 and Level 2 Valuation Techniques
Financial assets that fall within Level 1 and Level 2 are priced according to observable data from identical or similar securities that have traded in the marketplace. Also within Level 2 are securities that are valued by outside services or brokers where we have evaluated the pricing methodology and determined that the inputs are observable.
Level 3 Valuation Techniques
Financial assets that fall within the Level 3 hierarchy are valued based upon unobservable market inputs. Level 3 taxable fixed maturities securities include private placements, small issues, general corporate bonds and medium-term notes. Level 3 tax-exempt fixed maturities securities include various thinly traded municipal bonds. Level 3 common equities include private equity securities. Level 3 preferred equities include private and thinly traded preferred securities.
Pricing for each Level 3 security is based upon inputs that are market driven, including third-party reviews provided to the issuer or numerous broker quotes. However, we placed in the Level 3 hierarchy securities for which we were unable to obtain the pricing methodology or we could not consider the price provided as binding. Management ultimately determined the pricing for each Level 3 security that we considered to be the best exit price valuation.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our greatest exposure to market risk is through our investment portfolio. Market risk is the potential for a decrease in securities value resulting from broad yet uncontrollable forces such as: inflation, economic growth or recession, interest rates, world political conditions or other widespread unpredictable events. It is comprised of many individual risks that, when combined, create a macroeconomic impact. Our view of potential risks and our sensitivity to such risks is discussed in our 2007 Annual Report on Form 10-K, Item 7a, Quantitative and Qualitative Disclosures about Market Risk, Page 73.

34	Cincinnati Financial Corporation Form 10-Q for the quarterly period ended March 31, 2008

The fair value (market value) of our investment portfolio was $11.645 billion at March 31, 2008, compared with $12.198 billion at year-end 2007.

	At March 31, 2008		At December 31, 2007
(In millions)	Book value	Fair value	Book value	Fair value
Taxable fixed maturities	$3,329	$3,330	$3,265	$3,284
Tax-exempt fixed maturities	2,595	2,635	2,518	2,564
Common equities	2,452	5,354	2,715	6,020
Preferred equities	297	275	260	229
Short-term investments	51	51	101	101

Total	$8,724	$11,645	$8,859	$12,198

The ratio of investment assets to total assets for the parent company was 27.4 percent at March, 31, 2008, compared with 28.4 percent at year-end 2007. At March 31, 2008, the parent company held 32.5 percent of our common stock holdings (measured by fair value).
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
Our bond portfolio continued to hold steady in the first quarter. The flight to quality and the resulting lower rates for risk-free securities supported bond valuations, helping to offset the effects of increasing risk premiums and credit spreads in the first quarter of 2008.
We have a substantial municipal bond portfolio, selected for yield and quality, consisting of securities backed by general obligations and essential services revenues. Municipal bonds representing about 87 percent of that portfolio’s value are insured. Although many of the bond insurers are suffering some well publicized problems, our average underlying ratings are strong for our insured bonds, minimizing our potential downside risk.
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
The table below summarizes the effect of hypothetical changes in interest rates on the fixed-maturity portfolio:

	Fair value of
	fixed maturity	100 basis point	100 basis point
(In millions)	portfolio	spread decrease	spread increase
At March 31, 2008	$5,965	$6,282	$5,648
At December 31, 2007	5,848	6,131	5,565
The effective duration of the fixed maturity portfolio is currently 5.3 years, up slightly from year end 2007. A 100 basis point movement in interest rates would result in an approximately 5.3 percent change in the market value of the fixed maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its market value will be to changes in the general level of interest rates, exclusive of call features. The market values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.
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

Cincinnati Financial Corporation Form 10-Q for the quarterly period ended March 31, 2008	35

Short-Term Investments
Our short-term investments consist primarily of commercial paper, demand notes or bonds purchased within one year of maturity. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as taxes. At March 31, 2008, we had $51 million in short-term investments.
Equity Investments
Our common stock investments generally are securities with annual dividend yields that meet or exceed that of the overall market and have the potential for future dividend increases. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of the common equities we hold tends to provide a floor to their valuation.
At March 31, 2008, there were 13 holdings in which we held a fair value of at least $100 million compared with 15 holdings at year-end 2007. During the first three months of 2008, we sold our holdings of National City. At March 31, 2008, the fair value of our Wachovia holding was $99 million, reflecting the recent pressures on bank stock valuations.

	As of and for the three months ended March 31, 2008
				Earned
		Fair	Percent of	dividend
(Dollars in millions)	Cost	value	fair value	income

Fifth Third Bancorp	$185	$1,408	26.3%	$30
The Procter & Gamble Company	206	527	9.8	3
Exxon Mobil Corporation	58	437	8.2	2
U.S. Bancorp	270	338	6.3	4
PNC Financial Services Group, Inc.	62	308	5.8	3
Johnson & Johnson	220	262	4.9	2
AllianceBernstein Holding L.P.	113	248	4.6	4
Wells Fargo & Company	128	187	3.5	2
Wyeth	62	185	3.4	1
Piedmont Natural Gas Company, Inc.	64	148	2.8	1
General Electric Co.	106	116	2.2	1
Chevron Corporation	56	113	2.1	1
Huntington Bancshares Inc.	111	111	2.1	3
All other common stock holdings	811	966	18.0	11

Total	$2,452	$5,354	100.0%	$68

Our buy-and-hold strategy, along with our emphasis on a small group of equities and long-term investment horizon has resulted in significant concentrations within the portfolio. These investments have built up substantial accumulated unrealized appreciation over a number of years. At March 31, 2008, the largest industry concentrations within our common stock holdings were the financial sector at 53.4 percent of total fair value and the healthcare sector at 11.2 percent. At March 31, 2008, we held more than 5 percent of two companies: Fifth Third and Piedmont Natural Gas Company.
As the managements of our financial sector holdings have evaluated their dividend levels in light of recent financial and credit market activity, several of our holdings have reduced their dividend rates including Huntington, Wachovia and Glimcher Realty.
Fifth Third Bancorp Holding
One of our common stock holdings, Fifth Third, accounted for 25.8 percent of our shareholders’ equity at March 31, 2008, and 19.5 percent of our investment income for the three months ended March 31, 2008. In October 2007, we sold 5.5 million shares of our Fifth Third holding to fund an accelerated share repurchase agreement.

36	Cincinnati Financial Corporation Form 10-Q for the quarterly period ended March 31, 2008

	Three months ended March 31,
(In millions except market price data)	2008	2007

Fifth Third Bancorp common stock holding:
Dividends earned	$30	$31
Percent of total net investment income	19.5%	20.6%

	At March 31,	At December 31,
	2008	2007

Shares held	67	67

Closing market price of Fifth Third	$20.92	$25.13
Book value of holding	185	185
Fair value of holding	1,408	1,691
After-tax unrealized gain	795	979

Market value as a percent of total equity investments	25.0%	27.1%
Market value as a percent of invested assets	12.0	13.8
Market value as a percent of total shareholders’ equity	25.8	28.5
After-tax unrealized gain as a percent of total shareholders’ equity	14.6	16.5
The market value of Fifth Third, our largest holding, has underperformed the financial services industry over the past several years. Although we continue to believe Fifth Third management will be able to execute its long term strategic plan, we also recognize the short-term risk presented by the difficult banking environment. We will continue our close monitoring of this holding consistent with our core equity philosophy. Fifth Third paid dividends of 44 cents per share in the first three months of 2008 compared with 40 cents per share in the first three months of 2007.
Securities Lending Collateral Invested
We participate in a securities lending program under which certain fixed maturities from our investment portfolio are loaned to other institutions for short periods of time. At March 31, 2008, we had fixed maturities with a market value of $622 million on loan. The $619 million in offsetting collateral is shown on our balance sheets as securities lending collateral invested. In the first quarter of 2008, we recorded a $16 million pretax evaluation adjustment to reflect the decline in the market value of collateral invested for this program.
We are potentially at risk if our ability to return the collateral is compromised because of a material decline in the fair (market) value of the securities in which we have invested the collateral. We discuss the program in Item 1, Note 2, Investments, Securities Lending Program, Page 9.
Unrealized Investment Gains and Losses
At March 31, 2008, unrealized investment gains before taxes totaled $3.057 billion and unrealized investment losses in the investment portfolio amounted to $136 million.
Unrealized Investment Gains
The unrealized gains at March 31, 2008, largely were due to long-term gains from our holdings of Fifth Third common stock, which contributed 40.0 percent of those gains, and from our other common stock holdings, including ExxonMobil (NYSE:XOM), PNC Financial Services Group, Inc. (NYSE:PNC) and The Procter & Gamble Company (NYSE:PG), which each contributed at least 5 percent of those gains.
Unrealized Investment Losses — Potential Other-than-temporary Impairments
We expect the number of securities trading below book value to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, book values for some securities are revised through impairment charges recognized in prior periods.
During the first three months of 2008, a total of 25 securities were written down as other-than-temporarily impaired because of credit concerns that began with the pressure that the fallout from the subprime mortgage crisis has placed on securities in the housing and related industries. The other-than-temporary impairments resulted in a pre-tax non-cash charge of $214 million. During the first three months of 2007, no securities were written down.
At March 31, 2008, 575 of the 2,103 securities we owned were trading below book value compared with 373 of the 2,053 securities we owned at year-end 2007. The 575 holdings trading below book value at March 31, 2008, represented 18.1 percent of invested assets and $136 million in unrealized losses. We deem the risk related to securities trading between 70 percent and 100 percent of book value to be relatively minor and at least partially offset by the earned income potential of these investments.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended March 31, 2008	37

•	505 of these holdings were trading between 90 percent and 100 percent of book value. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 505 securities was $1.719 billion at March 31, 2008, and they accounted for $55 million in unrealized losses.
•	66 of these holdings were trading between 70 percent and 90 percent of book value at March 31, 2008. The fair value of these holdings was $382 million, and they accounted for $73 million in unrealized losses. These securities, which are being closely monitored, have been affected by a combination of factors including wider credit spreads driven primarily by the distress in the mortgage market, slumping real estate valuations, the effects of a slowing economy and the effects of higher interest rates on longer duration instruments. The majority of these securities are in the financial sector.
•	Four securities were trading below 70 percent of book value at March 31, 2008. The fair value of these holdings was $16 million, and they accounted for $8 million in unrealized losses. Our impairment committee evaluated these securities and believes the change in valuation is temporary.
As discussed in our 2007 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 40, when evaluating other-than-temporary impairments, we consider our intent and ability to retain a security for a period adequate to recover a substantial portion of its cost. Because of our investment philosophy and strong capitalization, we can hold securities until their scheduled redemption that might otherwise be deemed impaired as we evaluate their potential for recovery based on economic, industry or company factors.
The following table summarizes the investment portfolio:

				Gross	Gross
	Number	Book	Fair	unrealized	investment
(Dollars in millions)	of issues	value	value	gain/loss	income

At March 31, 2008
Portfolio summary:
Trading below 70% of book value	4	$24	$16	$(8)	$0
Trading at 70% to less than 100% of book value	571	2,229	2,101	(128)	28
Trading at 100% and above of book value	1,528	6,471	9,528	3,057	116
Investment income on securities sold in current year	0	0	0	0	5

Total	2,103	$8,724	$11,645	$2,921	$149

At December 31, 2007
Portfolio summary:
Trading below 70% of book value	3	$18	$12	$(6)	$0
Trading at 70% to less than 100% of book value	370	2,064	1,882	(182)	92
Trading at 100% and above of book value	1,680	6,777	10,304	3,527	473
Securities sold in current year	0	0	0	0	36

Total	2,053	$8,859	$12,198	$3,339	$601

Cincinnati Financial Corporation
38	Form 10-Q for the quarterly period ended March 31, 2008

The following table summarizes the investment portfolio by period of time:

	6 Months or less		> 6 - 12 Months		> 12 - 24 Months		> 24 - 36 Months
		Gross		Gross		Gross		Gross
	Number	unrealized	Number	unrealized	Number	unrealized	Number	unrealized
(Dollars in millions)	of issues	gain/loss	of issues	gain/loss	of issues	gain/loss	of issues	gain/loss
At March 31, 2008
Taxable fixed maturities:
Trading below 70% of book value	2	$(4)	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	112	(17)	64	(23)	17	(6)	69	(22)
Trading at 100% and above of book value	202	14	56	9	37	5	191	45

Total	316	(7)	120	(14)	54	(1)	260	23

Tax-exempt fixed maturities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	201	(6)	15	(1)	11	(1)	41	(1)
Trading at 100% and above of book value	311	8	323	12	85	5	271	24

Total	512	2	338	11	96	4	312	23

Common equities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	11	(15)	2	(17)	0	0	0	0
Trading at 100% and above of book value	7	1	1	0	4	50	21	2,883

Total	18	(14)	3	(17)	4	50	21	2,883

Preferred equities:
Trading below 70% of book value	2	(4)	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	12	(6)	15	(13)	0	0	0	0
Trading at 100% and above of book value	11	0	0	0	2	1	4	0

Total	25	(10)	15	(13)	2	1	4	0

Short-term investments:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	0	0	1	0	0	0	0	0
Trading at 100% and above of book value	2	0	0	0	0	0	0	0

Total	2	0	1	0	0	0	0	0

Summary:
Trading below 70% of book value	4	(8)	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	336	(44)	97	(54)	28	(7)	110	(23)
Trading at 100% and above of book value	533	23	380	21	128	61	487	2,952

Total	873	$(29)	477	$(33)	156	$54	597	$2,929

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended March 31, 2008	39

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures — The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
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
Changes in Internal Control over Financial Reporting — During the three months ended March 31, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
Neither the company nor any of our subsidiaries is involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of its business.
Item 1A. Risk Factors
There have been no material changes to our risk factors since our 2007 Annual Report on Form 10-K was filed on February 29, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The board of directors has authorized share repurchases since 1996. We discuss the board authorization in our 2007 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Uses of Capital, Page 64. In the first three months of 2008, we repurchased a total of 2.9 million shares. We did not sell any of our shares that were not registered under the Securities Act during the first three months of 2008. We acquired 71,003 shares to settle the accelerated share repurchase program authorized in October 2007.

			Total number of shares	Maximum number of
	Total number	Average	purchased as part of	shares that may yet be
	of shares	price paid	publicly announced	purchased under the
Month	purchased	per share	plans or programs	plans or programs

January 1-31, 2008	71,003	$0.00	71,003	12,293,608
February 1-29, 2008	1,192,197	37.51	1,192,197	11,101,411
March 1-31, 2008	1,736,800	37.15	1,736,800	9,364,611

Totals	3,000,000	36.42	3,000,000

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

Cincinnati Financial Corporation
40	Form 10-Q for the quarterly period ended March 31, 2008

Item 3. Defaults upon Senior Securities
We have not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
No.	Exhibit Description
3.1A	Amended Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 1999 Annual Report on Form 10-K dated March 23, 2000)
3.1B	Amendment to Article Fourth of Amended Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to Exhibit 3(i) filed with the company’s Current Report on Form 8-K dated July 15, 2005)
3.2	Regulations of Cincinnati Financial Corporation (incorporated by reference to the company’s Definitive Proxy Statement dated March 2, 1992, Exhibit 2
4.1	Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034)
4.2	Supplemental Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034)
4.3	Second Supplemental Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated May 9, 2005, filed with respect to the completion of the company’s exchange offer and rescission offer for its 6.90% senior debentures due 2028)
4.4	Form of 6.125% Exchange Note Due 2034 (included in Exhibit 4.2)
4.5	Form of 6.92% Debentures Due 2028 (included in Exhibit 4.3)
4.6	Indenture with the First National Bank of Chicago (subsequently assigned to The Bank of New York Trust Company) (incorporated by reference to the company’s registration statement on Form S-3 effective May 22, 1998 (File No. 333-51677))
4.7	Form of 6.90% Debentures Due 2028 (included in Exhibit 4.6)
10.1	Agreement with Messer Construction (incorporated by reference to the company’s 2004 Annual Report on Form 10-K dated March 11, 2005)
10.2	2003 Non-Employee Directors’ Stock Plan (incorporated by reference to the company’s Definitive Proxy Statement dated March 21, 2005)
10.3	Cincinnati Financial Corporation Stock Option Plan No. VI (incorporated by reference to the company’s Definitive Proxy Statement dated March 1, 1999)
10.4	Cincinnati Financial Corporation Stock Option Plan No. VII (incorporated by reference to the company’s Definitive Proxy Statement dated March 8, 2002)
10.5	Standard Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. VI (incorporated by reference to the company’s 2004 Annual Report on Form 10-K dated March 11, 2005)
10.6	Cincinnati Financial Corporation Incentive Compensation Plan (incorporated by reference to the company’s Definitive Proxy Statement dated March 30, 2007)
10.7	Cincinnati Financial Corporation 2006 Stock Compensation Plan (incorporated by reference to the company’s Definitive Proxy Statement dated March 30, 2007)
10.8	Standard Form of Combined Incentive/Nonqualified Stock Option for Stock Option Plan VI (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated July 15, 2005)
10.9	364-Day Credit Agreement by and among Cincinnati Financial Corporation and CFC Investment Company, as Borrowers, and Fifth Third Bank, as Lender (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated May 31, 2005)
10.10	Director and Named Executive Officer Compensation Summary (incorporated by reference to the company’s Definitive Proxy Statement dated March 30, 2007)
10.11	Executive Compensation Arrangements November 2007 (incorporated by reference to Item 5.02 of the company’s Current Report on Form 8-K dated November 14, 2007)
10.12	Executive Compensation Arrangements November 2006 (incorporated by reference to Item 5.02 of the company’s Current Report on Form 8-K dated November 24, 2006)

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended March 31, 2008	41

Exhibit
No.	Exhibit Description
10.13	Amendment No. 1 to Credit Agreement by and among Cincinnati Financial Corporation and CFC investment Company, as Borrower, and Fifth Third Bank, as lender (incorporated by reference to Exhibit 10.01 filed with the company’s Current Report on Form 8-K dated May 26, 2006)
10.14	Cincinnati Financial Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.17 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.15	Standard Form of Incentive Stock Option Agreement for Stock Option Plan VII (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated October 20, 2006)
10.16	Standard Form of Nonqualified Stock Option Agreement for Stock Option Plan VII (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated October 20, 2006)
10.17	Standard Form of Incentive Stock Option Agreement for the 2006 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated October 20, 2006)
10.18	Standard Form of Nonqualified Stock Option Agreement for the 2006 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated October 20, 2006)
10.19	Restricted Stock Unit Agreement for John J. Schiff, Jr., dated January 31, 2007(incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated January 31, 2007)
10.20	Restricted Stock Unit Agreement for James E. Benoski, dated January 31, 2007 (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated January 31, 2007)
10.21	Restricted Stock Unit Agreement for Jacob F. Scherer, Jr., dated January 31, 2007 (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated January 31, 2007)
10.22	Restricted Stock Unit Agreement for Kenneth W. Stecher, dated January 31, 2007 (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated January 31, 2007)
10.23	Restricted Stock Unit Agreement for Thomas A. Joseph, dated January 31, 2007 (incorporated by reference to Exhibit 10.5 filed with the company’s Current Report on Form 8-K dated January 31, 2007)
10.24	Form of Restricted Stock Unit Agreement for the Cincinnati Financial Corporation 2006 Stock Compensation Plan (service-based) (incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K dated January 31, 2007, as amended)
10.25	Form of Restricted Stock Unit Agreement for use under the Cincinnati Financial Corporation 2006 Stock Compensation Plan (performance-based) (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated November 14, 2007)
10.26	Form of Incentive Compensation Agreement for the Cincinnati Financial Corporation 2006 Incentive Compensation Plan (performance-based) (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated March 19, 2007)
10.27	Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, The Huntington National Bank and LaSalle Bank National Association, among others, dated July 2, 2007 (incorporated by reference to Exhibit 10.01 filed with the company’s Current Report on Form 8-K dated June 30, 2007)
10.28	Second Amended and Restated Discretionary Line of Credit Note with PNC Bank, National Association dated July 12, 2007 (incorporated by reference to Exhibit 10.27 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
10.29	Secondary Block Trade Agreement between The Cincinnati Insurance Company and UBS Securities LLC, dated October 23, 2007 (incorporated by reference to Exhibit 10.29 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
10.30	Purchase Agreement (Tranche 1 of 4) between Cincinnati Financial Corporation and UBS AG, London Branch, acting through UBS Securities LLC as agent, dated October 24, 2007 (incorporated by reference to Exhibit 10.30 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
10.31	Purchase Agreement (Tranche 2 of 4) between Cincinnati Financial Corporation and UBS AG, London Branch, acting through UBS Securities LLC as agent, dated October 24, 2007 (incorporated by reference to Exhibit 10.31 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
10.32	Purchase Agreement (Tranche 3 of 4) between Cincinnati Financial Corporation and UBS AG, London Branch, acting through UBS Securities LLC as agent, dated October 24, 2007 (incorporated by reference to Exhibit 10.32 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
10.33	Purchase Agreement (Tranche 4 of 4) between Cincinnati Financial Corporation and UBS AG, London Branch, acting through UBS Securities LLC as agent, dated October 24, 2007 (incorporated by reference to Exhibit 10.33 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
10.34	Stock Purchase Agreement between Cincinnati Financial Corporation and the E. Perry Webb Marital Trust, dated September 5, 2007 (incorporated by reference to Exhibit 10.34 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
10.35	Restricted Stock Unit Agreement for John J. Schiff, Jr. dated February 18, 2008 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated February 20, 2008)

Cincinnati Financial Corporation
42	Form 10-Q for the quarterly period ended March 31, 2008

Exhibit
No.	Exhibit Description
10.36	Restricted Stock Unit Agreement for James E. Benoski dated February 18, 2008 (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated February 20, 2008)
10.37	Restricted Stock Unit Agreement for Jacob F. Scherer, Jr. dated February 18, 2008 (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated February 20, 2008)
10.38	Restricted Stock Unit Agreement for Kenneth W. Stecher dated February 18, 2008 (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated February 20, 2008)
10.39	Restricted Stock Unit Agreement for Thomas A. Joseph dated February 18, 2008 (incorporated by reference to Exhibit 10.5 filed with the company’s Current Report on Form 8-K dated February 20, 2008)
10.40	Form of Performance based Restricted Stock Unit Agreement for the Cincinnati Financial Corporation 2006 Stock Compensation Plan (performance-based) (incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K dated February 20, 2008)
11	Statement re: Computation of per share earnings for the three months ended March 31, 2008, contained in Exhibit 11 of this report, Page 44
31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 — Chief Executive Officer, Page 45
31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 — Chief Financial Officer, Page 46
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, Page 47
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: April 30, 2008

/S/ Kenneth W. Stecher
Kenneth W. Stecher
Chief Financial Officer, Executive Vice President, Secretary and Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended March 31, 2008	43