Form 10-Q
period 2008-06-30
CINCINNATI FINANCIAL CORP
filed 2008-08-06
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2008.

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
☑ Yes       ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in
Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐ Yes       ☑ No
As of July 30, 2008, there were 162,381,212 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

Cincinnati Financial Corporation
2	Form 10-Q for the quarterly period ended June 30, 2008

Part I — Financial Information
Item 1. Financial Statements (unaudited)
Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in millions except per share data)	2008	2007

ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2008—$5,994; 2007—$5,783) (includes securities pledged to creditors: 2008—$520; 2007—$745)	$5,926	$5,848
Equity securities, at fair value (cost: 2008—$2,565; 2007—$2,975)	4,453	6,249
Short-term investments, at fair value (amortized cost: 2008—$0; 2007—$101)	0	101
Other invested assets	81	63

Total investments	10,460	12,261

Cash and cash equivalents	333	226
Securities lending collateral invested	510	760
Investment income receivable	109	124
Finance receivable	80	92
Premiums receivable	1,150	1,107
Reinsurance receivable	777	754
Prepaid reinsurance premiums	12	13
Deferred policy acquisition costs	487	461
Land, building and equipment, net, for company use (accumulated depreciation: 2008—$285; 2007—$276)	234	239
Other assets	126	72
Separate accounts	533	528

Total assets	$14,811	$16,637

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$4,136	$3,967
Life policy reserves	1,523	1,478
Unearned premiums	1,609	1,564
Securities lending payable	529	760
Other liabilities	534	574
Deferred income tax	380	977
Note payable	69	69
6.125% senior notes due 2034	371	371
6.9% senior debentures due 2028	28	28
6.92% senior debentures due 2028	392	392
Separate accounts	533	528

Total liabilities	10,104	10,708

Commitments and contingent liabilities (Note 6)	—	—

SHAREHOLDERS’ EQUITY
Common stock, par value—$2 per share; (authorized: 2008—500 million shares, 2007—500 million shares; issued: 2008—196 million shares, 2007—196 million shares)	393	393
Paid-in capital	1,059	1,049
Retained earnings	3,298	3,404
Accumulated other comprehensive income	1,163	2,151
Treasury stock at cost (2008—34 million shares, 2007—30 million shares)	(1,206)	(1,068)

Total shareholders’ equity	4,707	5,929

Total liabilities and shareholders’ equity	$14,811	$16,637

Accompanying notes are an integral part of these statements.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2008	3

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Income

	Three months ended June 30,		Six months ended June 30,
(In millions except per share data)	2008	2007	2008	2007

REVENUES
Earned premiums
Property casualty	$761	$787	$1,512	$1,571
Life	33	35	63	66
Investment income, net of expenses	130	150	282	298
Realized investment gains and losses	(11)	293	(244)	355
Other income	4	5	8	11

Total revenues	917	1,270	1,621	2,301

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	595	490	1,131	974
Commissions	148	160	298	330
Other operating expenses	93	87	184	176
Taxes, licenses and fees	15	19	36	39
Increase in deferred policy acquisition costs	(11)	(7)	(17)	(23)
Interest expense	13	13	25	26

Total benefits and expenses	853	762	1,657	1,522

INCOME (LOSS) BEFORE INCOME TAXES	64	508	(36)	779

PROVISION (BENEFIT) FOR INCOME TAXES
Current	(16)	156	6	233
Deferred	17	1	(63)	1

Total provision (benefit) for income taxes	1	157	(57)	234

NET INCOME	$63	$351	$21	$545

PER COMMON SHARE
Net income—basic	$0.38	$2.04	$0.13	$3.16
Net income—diluted	0.38	2.02	0.13	3.13
Accompanying notes are an integral part of this statement.

Cincinnati Financial Corporation
4	Form 10-Q for the quarterly period ended June 30, 2008

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Shareholders’ Equity

	Six months ended June 30,
(In millions)	2008	2007

COMMON STOCK
Beginning of year	$393	$391
Stock options exercised	0	1

End of period	393	392

PAID-IN CAPITAL
Beginning of year	1,049	1,015
Stock options exercised	3	10
Share-based compensation	6	8
Other	1	2

End of period	1,059	1,035

RETAINED EARNINGS
Beginning of year	3,404	2,786
Cumulative effect of change in accounting for hybrid financial securities	0	5
Cumulative effect of change in accounting for uncertain tax positions	0	(1)

Adjusted beginning of year	3,404	2,790
Net income	21	545
Dividends declared	(127)	(122)

End of period	3,298	3,213

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	2,151	3,379
Cumulative effect of change in accounting for hybrid financial securities	0	(5)

Adjusted beginning of year	2,151	3,374
Other comprehensive income (loss), net	(988)	(361)

End of period	1,163	3,013

TREASURY STOCK
Beginning of year	(1,068)	(763)
Purchases	(139)	(64)
Reissued	1	0

End of period	(1,206)	(827)

Total shareholders’ equity	$4,707	$6,826

COMMON STOCK — NUMBER OF SHARES OUTSTANDING
Beginning of year	166	173
Purchase of treasury shares	(4)	(1)

End of period	162	172

COMPREHENSIVE INCOME (LOSS)
Net income	$21	$545
Unrealized investment gains and losses during the period	(1,523)	(561)
Other	0	4
Taxes on other comprehensive income	535	196

Total comprehensive income (loss)	$(967)	$184

Accompanying notes are an integral part of this statement.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2008	5

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Cash Flows

	Six months ended June 30,
(In millions)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21	$545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	19	16
Realized investment losses (gains)	244	(355)
Share-based compensation	6	8
Interest credited to contract holders	18	16
Changes in:
Investment income receivable	15	(3)
Premiums and reinsurance receivable	(66)	(156)
Deferred policy acquisition costs	(17)	(23)
Other assets	0	(8)
Loss and loss expense reserves	169	57
Life policy reserves	43	47
Unearned premiums	45	83
Other liabilities	(51)	19
Deferred income tax	(63)	1
Current income tax	(49)	88

Net cash provided by operating activities	334	335

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	72	103
Call or maturity of fixed maturities	829	193
Sale of equity securities	438	565
Collection of finance receivables	19	20
Purchase of fixed maturities	(1,126)	(492)
Purchase of equity securities	(245)	(550)
Change in short-term investments, net	101	(5)
Investment in buildings and equipment, net	(20)	(34)
Investment in finance receivables	(7)	(12)
Change in other invested assets, net	(8)	(3)
Change in securities lending collateral invested	231	(976)

Net cash provided by (used in) investing activities	284	(1,191)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(123)	(119)
Purchase of treasury shares	(139)	(64)
Proceeds from stock options exercised	3	11
Contract holder funds deposited	9	11
Contract holder funds withdrawn	(29)	(37)
Change in securities lending payable	(231)	976
Other	(1)	(2)

Net cash provided by (used in) financing activities	(511)	776

Net increase (decrease) in cash and cash equivalents	107	(80)
Cash and cash equivalents at beginning of year	226	202

Cash and cash equivalents at end of period	$333	$122

Supplemental disclosures of cash flow information:
Interest paid (net of capitalized interest: 2008—$3; 2007—$2)	$25	$26
Income taxes paid	55	143
Non-cash activities:
Conversion of securities	$3	$17
Equipment acquired under capital lease obligations	1	0
Accompanying notes are an integral part of these statements.

Cincinnati Financial Corporation
6	Form 10-Q for the quarterly period ended June 30, 2008

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
Our June 30, 2008, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2007 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.
Recent Accounting Pronouncements
SFAS No. 157, Fair Value Measurements
In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 157-2, Fair Value Measurement. FSP No. 157-2 is an amendment of Statements of Financial Accounting Standard (SFAS) No. 157, issued in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure about fair value measurements.
SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity has not yet issued financial statements for that fiscal year, including any interim periods. The provisions of SFAS No. 157 are to be applied prospectively, except that provisions related to block discounts and existing derivative financial instruments measured under EITF 02-3 are to be applied as a one-time cumulative effect adjustment to opening retained earnings in the year of adoption.
We partially adopted SFAS No. 157 in the first quarter of 2008. We elected to defer SFAS No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities until January 1, 2009, as permitted under FSP No. 157-2. We did not have a cumulative-effect adjustment to beginning retained earnings as a result of the adoption of SFAS No. 157.
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
SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 also requires cross-referencing within the footnotes to assist the users of financial statements in identifying significant information about derivative instruments. The effective date of SFAS No. 161 is the company’s fiscal year beginning January 1, 2009. Management has not yet completed an assessment of the impact of SFAS No. 161.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2008	7

Subsequent Events
Fifth Third Bancorp sale — On July 22, 2008, Cincinnati Financial Corporation diversified its equity portfolio by reducing its stake in Fifth Third Bancorp (NASDAQ:FITB) through a block sale of common stock held by The Cincinnati Insurance Company, a wholly owned subsidiary of Cincinnati Financial Corporation. The Cincinnati Insurance Company entered into an arrangement with Lehman Brothers Inc., in which The Cincinnati Insurance Company agreed to sell, and Lehman Brothers, Inc. agreed to buy the block of 35 million shares of Fifth Third common stock at a price of $13.75875 per share, for total proceeds of $482 million, which will be reduced by capital gains taxes of $121 million. The net after tax gain of approximately $225 million, or about $1.35 per share, will be included in third-quarter 2008 net income.
As a condition of the sale, Cincinnati Financial, and its subsidiaries and affiliates agreed not to sell additional shares of Fifth Third for 45 days. On June 30, 2008, the market price of Fifth Third was $10.18 per share.
NOTE 2 — Investments
Fixed maturities (bonds and redeemable preferred stocks), equity securities (common and non-redeemable preferred stocks) and short-term investments have been classified as available for sale and are stated at fair values at June 30, 2008, and December 31, 2007.
At June 30, 2008, unrealized investment gains before taxes totaled $2.034 billion and unrealized investment losses in the investment portfolio amounted to $214 million. The unrealized gains largely were due to long term gains from our holdings of Fifth Third common stock, which contributed 24.6 percent of those gains, and from our other common stock holdings, including Exxon Mobil Corporation (NYSE:XOM), PNC Financial Services Group, Inc. (NYSE:PNC), The Procter & Gamble Company (NYSE:PG) and Wyeth (NYSE:WYE), which each contributed more than 5 percent of those gains.
The change in unrealized gains and losses on investments, net of taxes, described in the following table, is included in other comprehensive income and shareholders’ equity. During the three and six months ended June 30, 2008, we recognized $3 million and $6 million in realized investment losses related to current period changes in valuation of our hybrid securities. At June 30, 2008, we had $128 million of hybrid securities included in fixed maturities that now are accounted for under SFAS No. 155.
The change in fixed maturities unrealized gains and losses for the three and six months ended June 30, 2008 and 2007, was due primarily to interest-rate driven fair value fluctuations in the fixed maturity portfolio.
Equity securities unrealized gains declined for the three and six months ended June 30, 2008, primarily because of equity security market value fluctuations. Equity securities unrealized gains declined for the three and six months ended June 30, 2007, primarily because of the sale of common stock holdings.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2008	2007	2008	2007

Change in unrealized investment gains and losses and other summary:
Fixed maturities	$(109)	$(100)	$(134)	$(90)
Equity securities	(992)	(178)	(1,385)	(471)
Adjustment to deferred acquisition costs and life policy reserves	5	3	6	2
Pension obligations	0	1	1	1
Other	(8)	(4)	(10)	1
Income taxes on above	387	98	534	196

Total	$(717)	$(180)	$(988)	$(361)

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

Cincinnati Financial Corporation
8	Form 10-Q for the quarterly period ended June 30, 2008

collateral we receive, we maintain effective control over our securities, which we continue to classify as invested assets on our consolidated balance sheets. At June 30, 2008, we had $520 million in securities on loan. Interest income on collateral, net of fees, was $391,000 and $769,000 for the three and six months ended June 30, 2008, compared with $301,000 and $543,000 for the three and six months ended June 30, 2007.
While the majority of the collateral held in the securities lending program currently resides in overnight funds, approximately $69 million is invested in collateralized mortgage obligations, which had an approximate market value of $50 million at June 30, 2008. In addition to the $16 million written down in the first quarter of 2008, these CMOs were written down by $3 million in the second quarter of 2008. The write downs were in conjunction with the dissolution of a short-term fund. We continue to examine our options in regard to these securities and to a broader extent our participation in the securities lending market.
NOTE 3 — Reinsurance
Our statements of income include earned consolidated property casualty insurance premiums on assumed and ceded business:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2008	2007	2008	2007

Direct earned premiums	$800	$825	$1,591	$1,646
Assumed earned premiums	3	5	5	11
Ceded earned premiums	(42)	(43)	(84)	(86)

Net earned premiums	$761	$787	$1,512	$1,571

Our statements of income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2008	2007	2008	2007

Direct incurred loss and loss expenses	$594	$501	$1,119	$978
Assumed incurred loss and loss expenses	1	2	0	4
Ceded incurred loss and loss expenses	(37)	(48)	(60)	(69)

Net incurred loss and loss expenses	$558	$455	$1,059	$913

Our statements of income include earned life insurance premiums on assumed and ceded business:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2008	2007	2008	2007

Direct earned premiums	$46	$45	$88	$86
Assumed earned premiums	0	0	0	0
Ceded earned premiums	(13)	(10)	(25)	(20)

Net earned premiums	$33	$35	$63	$66

Our statements of income include life insurance contract holder benefits incurred on assumed and ceded business:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2008	2007	2008	2007

Direct contract holders benefits incurred	$54	$44	$94	$82
Assumed contract holders benefits incurred	0	0	0	0
Ceded contract holders benefits incurred	(16)	(10)	(20)	(20)

Net contract holders benefits incurred	$38	$34	$74	$62

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2008	9

NOTE 4 — Pension Plans
The measurement date for our pension plans is December 31. The following summarizes the components of net periodic costs for our qualified and supplemental pension plans:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2008	2007	2008	2007

Service cost	$4	$4	$8	$8
Interest cost	5	4	9	8
Expected return on plan assets	(4)	(4)	(8)	(7)
Amortization of actuarial loss (gain), prior service cost and transition asset	0	1	1	1

Net periodic benefit cost	$5	$5	$10	$10

Effective June 30, 2008, we froze entry into the qualified pension plan. Current participants in the plan who are 40 years of age or older on August 31, 2008, may choose to continue to participate in the plan or to participate in our company sponsored 401(k) plan. Current participants who are under 40 years of age on August 31, 2008, and new associates will participate in our 401(k) plan. Except for those participants over the age of 40 who elect to remain in the plan, we intend to freeze benefit accruals under the plan effective August 31, 2008. Participants of any age who leave the plan may receive a distribution of their accrued pension benefit, which they may elect to receive or to rollover to tax qualified plans such as our 401(k) plan.
We made no contribution to the pension plans in the second quarter of 2008. We continue to anticipate contributing $10 million during the third quarter of 2008 to our qualified pension plan as indicated in our 2007 Annual Report on Form 10-K. Future funding requirements may be affected by reduced participation in the pension plan, which will not be measurable until September 2008.
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
A total of 22,237,750 shares are authorized to be granted under the shareholder-approved plans. At June 30, 2008, 9,068,151 shares were available for future issuance under the plans. We currently issue new shares for option exercises.
Our pretax and after-tax share-based compensation costs are summarized below:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2008	2007	2008	2007

Share-based compensation cost	$2	$3	$6	$8
Income tax benefit	1	1	2	2

Share-based compensation cost after tax	$1	$2	$4	$6

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

	Six months ended June 30,
	2008	2007

Weighted — average expected term	7-8 years	5-7 years
Expected volatility	20.58- 24.67%	18.29 - 24.14%
Dividend yield	3.99-4.15%	3.33%
Risk-free rates	3.29-3.66%	4.8-4.81%
As of June 30, 2008, there was $18 million of unrecognized compensation cost related to non-vested awards that is expected to be recognized over a weighted-average period of two years.

Cincinnati Financial Corporation
10	Form 10-Q for the quarterly period ended June 30, 2008

Here is a summary of option information:

		Weighted-
		average	Aggregate
		exercise	intrinsic
(Shares in thousands)	Shares	price	value

2008
Outstanding at beginning of year	10,480	$36.86
Granted	767	38.79
Exercised	(113)	31.44
Forfeited	(667)	39.72

Outstanding at end of period	10,467	36.88	$0

Options exercisable at end of period	8,912	$35.99	$0
Weighted-average fair value of options granted during the period		7.44

	Options outstanding			Options exercisable
		Weighted-average	Weighted-		Weighted-
(Shares in thousands)		remaining contractual	average		average
Range of exercise prices	Shares	life	exercise price	Shares	exercise price

$25.00 to $29.99	817	1.58 yrs	$26.97	817	$26.97
$30.00 to $34.99	4,170	2.78 yrs	32.73	4,170	32.73
$35.00 to $39.99	2,263	6.44 yrs	38.53	1,505	38.40
$40.00 to $44.99	1,933	7.11 yrs	42.55	1,559	42.01
$45.00 to $49.99	1,284	7.54 yrs	45.26	861	45.26

Total	10,467	4.86 yrs	36.88	8,912	35.99

Restricted Stock Units
Service-based and performance-based restricted stock units are granted to associates at fair market value on the date of grant. Service-based restricted stock units cliff vest at the end of three years, while performance-based restricted stock units vest on the first day of March after a three-calendar year performance period, if certain performance targets are attained. As of June 30, 2008, management assumed for accounting purposes that performance targets used for the restricted stock unit awards would not be met. Share based compensation was decreased by $1 million at June 30, 2008, due to the reversal of a portion of the performance-based restricted stock units.
The fair value of the restricted stock unit awards was determined based on the fair value on the date of grant less the present value of the dividends that holders of restricted stock units will not receive on the shares underlying the restricted stock units during the vesting period.
Here is a summary of restricted stock unit information:

	Service -	Weighted-	Performance-	Weighted-
	based	average grant-	based	average grant-
	nonvested	date fair	nonvested	date fair
(Shares in thousands)	shares	value	shares	value

Nonvested at January 1, 2008	162	$40.74	35	$40.74
Granted	227	34.70	44	33.21
Vested	(1)	37.86	0	0.00
Forfeited	(5)	37.63	0	0.00

Nonvested at June 30, 2008	383	37.20	79	36.52

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
NOTE 7 — Income Taxes
On January 1, 2007, we adopted the provisions of FIN 48. As of December 31, 2007, we had a gross unrecognized tax benefit (FIN 48 liability) of $14.2 million. Details about our FIN 48 liability are found in our 2007 Annual Report on Form 10-K, Item 8, Note 10 of the Consolidated Financial Statements, Page 98.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2008	11

As of June 30, 2008, our unrecognized tax benefits as a result of tax positions taken during prior years increased $2.9 million and our unrecognized tax benefits as a result of tax positions taken in the current year increased $2.1 million for a total unrecognized tax benefit (FIN 48 liability) of $19.2 million. In May 2008, the IRS presented us with preliminary adjustments related to the valuation of our loss reserves for tax years 2005 and 2006. Upon evaluation of the IRS preliminary adjustments, management refined certain assumptions used to calculate the unrecognized tax benefit associated with this issue, resulting in a revised measurement of the unrecognized tax benefit for both current and prior years. During the three and six months ended June 30, 2008, there have been no changes to any assumptions about the amount of our FIN 48 liability that may be settled with the IRS in the next 12 months related to tax years 2002 to 2006.
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
When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest observable input that has a significant impact on fair value measurement is used.
Financial instruments are categorized based upon the following characteristics or inputs to the valuation techniques:
•	Level 1 — Financial assets and liabilities for which inputs are observable and are obtained from reliable quoted prices for identical assets or liabilities in actively traded markets. This is the most reliable fair value measurement and includes, for example, active exchange-traded equity securities.

•	Level 2 — Financial assets and liabilities for which values are based on quoted prices in markets that are not active or for which values are based on similar assets and liabilities that are actively traded. Also includes pricing models which the inputs are corroborated by market data.

•	Level 3 — Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Level 3 inputs include the following:
o	Quotes from brokers or other external sources that are not considered binding;

o	Quotes from brokers or other external sources where it can not be determined that market participants would in fact transact for the asset or liability at the quoted price;

o	Quotes from brokers or other external sources where the inputs are not deemed observable.
We will conduct a thorough review of fair value hierarchy classifications on a quarterly basis. Reclassification of certain financial instruments may occur when input observability changes. As noted below in the Level 3 disclosure table, reclassifications are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassification occurred.
The following table illustrates the fair value hierarchy for those assets measured at fair value on a recurring basis as of June 30, 2008. We do not have any material liabilities carried at fair value.

	Asset fair value measurements at reporting date using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	indentical assets	inputs	inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total

Available for sale securities:
Taxable fixed maturities	$476	$2,784	$57	$3,317
Taxable fixed maturities separate accounts	29	479	3	511
Tax-exempt fixed maturities	0	2,604	5	2,609
Common equities	4,068	0	63	4,131
Preferred equities	0	275	47	322
Top hat plan	5	1	0	6
CMO’s Securities lending collateral	0	50	0	50

Total	$4,578	$6,193	$175	$10,946

Cincinnati Financial Corporation
12	Form 10-Q for the quarterly period ended June 30, 2008

Level 3 Assets
Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the table below by security type with a summary of changes in fair value for the three months ended June 30, 2008.

	Asset fair value measurements using significant unobservable inputs (Level 3)
		Taxable
		fixed	Tax-
	Taxable	maturities-	exempt
	fixed	separate	fixed	Common	Preferred
(In millions)	maturities	accounts	maturities	equities	equities	Total

Beginning balance, March 31, 2008	$54	$3	$5	$59	$60	$181
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	0	0	0	0	0	0
Included in other comprehensive income	(2)	0	0	4	(4)	(2)
Purchases, sales, issuances, and settlements	4	0	0	0	0	4
Transfers in and/or out of Level 3	1	0	0	0	(9)	(8)

Ending balance, June 30, 2008	$57	$3	$5	$63	$47	$175

The amount of total gains or losses for the period included in realized investment gains and losses attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(2)	$0	$0	$4	$(4)	$(2)
Level 3 taxable fixed-maturity securities increased primarily because of purchases and the transfer of a security from Level 2 hierarchy to Level 3 hierarchy. The transfer was the result of the use of observable inputs at March 31, 2008, compared with unobservable inputs at June 30, 2008. In addition, a $9 million private equity investment has been recorded as an other invested asset at June 30, 2008. At March 31, 2008, that investment was included in preferred equities. The amount was transferred out of the preferred equities column on the Level 3 Reconciliation Table.
Below is a summary of changes in fair value for the six months ended June 30, 2008.

	Asset fair value measurements using significant unobservable inputs (Level 3)
		Taxable
		fixed	Tax-
	Taxable	maturities-	exempt
	fixed	separate	fixed	Common	Preferred
(In millions)	maturities	accounts	maturities	equities	equities	Total

Beginning balance, January 1, 2008	$85	$3	$5	$59	$58	$210
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	0	0	0	0	(6)	(6)
Included in other comprehensive income	(4)	0	0	4	(1)	(1)
Purchases, sales, issuances, and settlements	(11)	0	0	0	5	(6)
Transfers in and/or out of Level 3	(13)	0	0	0	(9)	(22)

Ending balance, June 30, 2008	$57	$3	$5	$63	$47	$175

The amount of total gains or losses for the period included in realized investment gains and losses attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(4)	$0	$0	$4	$(7)	$(7)
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

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2008	13

well as other income of our insurance subsidiary. Beginning in the first quarter of 2008, we also are including results of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources Inc. in Other. See our 2007 Annual Report on Form 10-K, Item 8, Note 17, Segment Information, Page 105, for a description of revenue, income or loss before income taxes and identifiable assets for each segment.
Segment information is summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2008	2007	2008	2007

Revenues:
Commercial lines insurance
Commercial casualty	$194	$209	$384	$418
Commercial property	123	125	244	248
Commercial auto	104	110	205	223
Workers’ compensation	94	95	189	187
Specialty packages	36	37	72	73
Surety and executive risk	28	24	53	47
Machinery and equipment	7	7	14	14

Total commercial lines insurance	586	607	1,161	1,210

Personal lines insurance
Personal auto	82	86	164	174
Homeowner	71	72	143	143
Other personal lines	21	22	44	44

Total personal lines insurance	174	180	351	361

Life insurance	34	36	64	68
Investment operations	119	443	38	653
Other	4	4	7	9

Total	$917	$1,270	$1,621	$2,301

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$1	$90	$30	$157
Personal lines insurance	(27)	0	(45)	14
Life insurance	2	0	0	5
Investment operations	103	429	7	625
Other	(15)	(11)	(28)	(22)

Total	$64	$508	$(36)	$779

Identifiable assets:

	June 30,	December 31,
	2008	2007

Property casualty insurance	$2,288	$2,281
Life insurance	983	938
Investment operations	10,489	12,322
Other	1,051	1,096

Total	$14,811	$16,637

Cincinnati Financial Corporation
14	Form 10-Q for the quarterly period ended June 30, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Factors that could cause or contribute to such differences include, but are not limited to:
•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes

•	Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:
o	Multi-notch downgrades of the company’s financial strength ratings

o	Concerns that doing business with the company is too difficult or

o	Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace
•	Further decline in overall stock market values negatively affecting the company’s equity portfolio and book value; in particular further declines in the market value of financial sector stocks, including Fifth Third Bancorp (NASDAQ:FITB)

•	Securities laws that could limit the manner, timing and volume of our investment transactions

•	Events, such as the credit crisis triggered by subprime mortgage lending practices, that lead to:
o	Significant decline in the value of a particular security or group of securities, such as our financial sector holdings, and impairment of the asset(s)

o	Significant decline in investment income due to reduced or eliminated dividend payouts from a particular security or group of securities

o	Significant rise in losses from surety and director and officer policies written for financial institutions
•	Recession or other economic conditions or regulatory, accounting or tax changes resulting in lower demand for insurance products

•	Prolonged low interest rate environment or other factors that limit the company’s ability to generate growth in investment income or interest rate fluctuations that result in declining values of fixed-maturity investments

•	Inaccurate estimates or assumptions used for critical accounting estimates

•	Events or actions, including unauthorized intentional circumvention of controls, that reduce the company’s future ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002

•	Changing consumer buying habits and consolidation of independent insurance agencies that could alter our competitive advantages

•	Increased frequency and/or severity of claims

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2008	15

•	Delays or inadequacies in the development, implementation, performance and benefits of technology projects and enhancements

•	Ability to obtain adequate reinsurance on acceptable terms, amount of reinsurance purchased, financial strength of reinsurers and the potential for non-payment or delay in payment by reinsurers

•	Increased competition that could result in a significant reduction in the company’s premium growth rate

•	Underwriting and pricing methods adopted by competitors that could allow them to identify and flexibly price risks, which could decrease our competitive advantages

•	Personal lines pricing and loss trends that lead management to conclude that this segment could not attain sustainable profitability, which could prevent the capitalization of policy acquisition costs

•	Actions of insurance departments, state attorneys general or other regulatory agencies that:
o	Restrict our ability to exit or reduce writings of unprofitable coverages or lines of business

o	Place the insurance industry under greater regulatory scrutiny or result in new statutes, rules and regulations

o	Increase our expenses

o	Add assessments for guaranty funds, other insurance related assessments or mandatory reinsurance arrangements; or that impair our ability to recover such assessments through future surcharges or other rate changes

o	Limit our ability to set fair, adequate and reasonable rates

o	Place us at a disadvantage in the marketplace or

o	Restrict our ability to execute our business model, including the way we compensate agents
•	Adverse outcomes from litigation or administrative proceedings

•	Unforeseen departure of certain executive officers or other key employees due to retirement, health or other causes that could interrupt progress toward important strategic goals or diminish the effectiveness of certain longstanding relationships with insurance agents and others

•	Investment activities or market value fluctuations that trigger restrictions applicable to the parent company under the Investment Company Act of 1940

•	Events, such as an epidemic, natural catastrophe, terrorism or construction delays, that could hamper our ability to assemble our workforce at our headquarters location
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
Introduction
Corporate Financial Highlights
Income Statement and Per Share Data

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions except share data)	2008	2007	Change %	2008	2007	Change %
| | | | | |
Income statement data
Earned premiums	$794	$822	(3.3)	$1,575	$1,637	(3.8)
Investment income, net of expenses	130	150	(13.4)	282	298	(5.5)
Realized investment gains and losses (pretax)	(11)	293	(103.8)	(244)	355	(168.8)
Total revenues	917	1,270	(27.8)	1,621	2,301	(29.6)
Net income	63	351	(82.0)	21	545	(96.2)
Per share data (diluted)
Net income	0.38	2.02	(81.2)	0.13	3.13	(95.8)
Cash dividends declared	0.39	0.355	9.9	0.78	0.71	9.9

Weighted average shares outstanding	165,044,463	173,423,572	(4.8)	164,601,462	173,871,612	(5.3)
Revenues for the three and six months ended June 30, 2008, declined significantly from the year-ago periods, largely because of unfavorable comparisons between realized investment gains in 2007 and realized investment losses in 2008. Another component of revenues - earned premiums — was lower for the three and six months, but generally was in line with expectations described in our 2007 Annual Report on Form 10-K. The third component of revenues — investment income — was below our original projections for the three and

Cincinnati Financial Corporation
16	Form 10-Q for the quarterly period ended June 30, 2008

six months, primarily because of a $20 million reduction in second-quarter dividend income from our Fifth Third Bancorp common stock holding. Fifth Third announced a 66 percent reduction in its quarterly cash dividend on June 18, 2008. Along with significantly higher catastrophe losses, as discussed below, these factors led to significantly lower net income for the three and six months ended June 30, 2008.
Realized investment gains and losses are recognized on the sales of investments or as otherwise required by GAAP, including non-cash charges to lower the carrying value of securities. We have substantial discretion in the timing of investment sales, and that timing generally is independent of the insurance underwriting process. GAAP accounting standards also require us to recognize in income the gains or losses from certain changes in market (fair) values of securities without actual realization of those gains or losses.
During the three months ended June 30, 2008, we repurchased 821,003 shares of our common stock at a cost of $29 million, bringing year-to-date repurchases to 3.8 million at a cost of $139 million. Largely as a result of repurchases, average weighted shares outstanding declined 4.8 percent compared with a year ago.
The board of directors is committed to steadily increasing cash dividends and periodically authorizing stock dividends and splits. Cash dividends declared per share rose 9.9 percent in the three months and six months ended June 30, 2008.
Balance Sheet Data and Performance Measures

	At June 30,	At December 31,
(Dollars in millions except share data)	2008	2007
| |
Balance sheet data
Invested assets	$10,460	$12,261
Total assets	14,811	16,637
Short-term debt	69	69
Long-term debt	791	791
Shareholders’ equity	4,707	5,929
Book value per share	28.99	35.70

Debt-to-capital ratio	15.4%	12.7%

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Performance measures
Comprehensive income (loss)	$(653)	$171	$(967)	$184
Return on equity, annualized	5.0%	20.7%	0.8%	16.0%
Return on equity, annualized, based on comprehensive income (loss)	(51.5)	9.8	(36.4)	5.3
Invested assets, total assets and shareholders’ equity were less than year-end 2007 primarily because of continued declines in the market value of our equity portfolio. As a result, our total debt-to-capital ratio (total debt plus shareholders’ equity) rose.
Comprehensive income is net income plus the year-over-year change in accumulated other comprehensive income. In the three and six months ended June 30, 2008, we recorded a comprehensive loss because of continued market value declines for holdings in the investment portfolio. In the three and six months ended June 30, 2007, we recorded comprehensive net income as net income offset unrealized losses in the investment portfolio.
Consolidated Property Casualty Insurance Highlights

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2008	2007	Change %	2008	2007	Change %

Consolidated property casualty highlights
Written premiums	$790	$810	(2.5)	$1,566	$1,656	(5.4)
Earned premiums	761	787	(3.3)	1,512	1,571	(3.8)
Underwriting profit	(27)	90	(129.7)	(16)	171	(109.5)
GAAP combined ratio	103.5%	88.6%		101.1%	89.1%
Statutory combined ratio	101.5	87.7		99.4	87.7
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance (commercial lines and personal lines) as well as our excess and surplus lines operations.
The trends in written and earned premiums reflect the heightened competition as well as the competitive strategies we discussed in our 2007 Annual Report on Form 10-K, Item 1, Commercial Lines and Personal Lines Property Casualty Insurance Segments, Page 14 and Page 16. Growth in new commercial and personal lines business written directly by agencies rebounded in the second quarter. New business was $175 million in the first six months of 2008 compared with $161 million in the first six months of 2007.
New business levels reflected market conditions for commercial and personal lines as well as the advantages of our agency relationship strategy. Our new excess and surplus lines business did not materially influence

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2008	17

consolidated premiums in the first six months of 2008, contributing $4 million in net written premiums and $1 million in net earned premiums.
Our consolidated property casualty insurance underwriting profit declined substantially for the three and six months ended June 30, 2008. While premium levels, competitive market conditions, higher savings from favorable development of prior period reserves, lower commission expense and higher other underwriting expenses influenced results, the most significant factor was an atypically high level of catastrophe losses as discussed below.
Our combined ratio reflected the factors influencing underwriting profit. (The combined ratio is the percentage of each premium dollar incurred for losses plus all expenses — the lower the ratio, the better the performance. An underwriting profit results when the combined ratio is under 100 percent. A combined ratio above 100 percent indicates that a carrier’s losses and expenses are greater than premiums.)
Savings from favorable development on prior period reserves improved the combined ratio by 11.4 and 6.6 percentage points in the three and six months ended June 30, 2008 compared with 5.6 and 4.8 percentage points in the same three and six months of 2007. These amounts include development on prior period catastrophe loss reserves as discussed below.
Catastrophe losses contributed 14.9 and 10.3 percentage points to the combined ratio in the three and six months ended June 30, 2008, compared with an unusually low 1.4 and 0.9 percentage points in the same three and six months of 2007. Catastrophe losses in the first six months of 2008 included $4 million of savings from favorable development on 2007 and prior catastrophe loss reserves compared with $17 million of savings in the first six months of 2007 from favorable development on 2006 and prior catastrophe loss reserves.
The following table shows catastrophe losses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list catastrophe events for which incurred losses exceed $5 million.

			Three months ended June 30,			Six months ended June 30,
(In millions, net of reinsurance)			Commercial	Personal		Commercial	Personal
Dates	Cause of loss	Region	lines	lines	Total	lines	lines	Total

2008
Jan. 4-9	Wind, hail, flood, freezing	South, Midwest	$0	$0	$0	$3	$3	$6
Jan. 29-30	Wind, hail	Midwest	0	0	0	6	4	10
Feb. 5-6	Wind, hail, flood	Midwest	(2)	(1)	(3)	6	8	14
Mar. 14	Tornadoes, wind, hail, flood	South	0	0	0	5	1	6
Mar. 15-16	Wind, hail	South	(2)	1	(1)	2	5	7
Apr. 9-11	Wind, hail, flood	South	19	2	21	19	2	21
May 10-12	Wind, hail, flood	South, Mid-Atlantic	4	3	7	4	3	7
May 22-26	Wind, hail	Midwest	7	2	9	7	2	9
May 29- Jun 1	Wind, hail, flood, water, hydrostatic	Midwest	6	6	12	6	6	12
Jun. 2-4	Wind, hail, flood, water, hydrostatic	Midwest	6	7	13	6	7	13
Jun. 5-8	Wind, hail, flood	Midwest	13	11	24	13	11	24
Jun. 11-12	Wind, hail, flood, water, hydrostatic	Midwest	11	12	23	11	12	23
All Other			4	4	8	4	4	8
Development on 2007 and prior catastrophes			0	0	0	(3)	(1)	(4)

Calendar year incurred total			$66	$47	$113	$89	$67	$156

2007
Mar. 1-2	Wind, hail, flood	South	$0	$(1)	$(1)	$6	$1	$7
Jun. 7-9	Wind, hail, flood	Midwest	2	3	5	2	3	5
All Other			6	5	11	14	6	20
Development on 2006 and prior catastrophes			(3)	(1)	(4)	(6)	(11)	(17)

Calendar year incurred total			$5	$6	$11	$16	$(1)	$15

Measuring Our Success In 2008 And Beyond
We use a variety of metrics to measure the success of our strategies:
•	Maintaining our strong relationships with our established agencies, writing a significant portion of each agency’s business and attracting new agencies — In 2008, we expect to continue to rank No. 1 or No. 2 by premium volume in approximately 75 percent or more of the locations that have marketed our products for more than five years, not taking into account any contribution from our excess and surplus lines business. In our current operating areas, we expect to improve service to our agencies by subdividing two or three field territories in the second half of 2008. We also expect to appoint a total of 65 agencies over the course of the year throughout the markets we serve.
We made 37 new appointments in first six months of 2008, of which 28 were new relationships. As a result, at June 30, 2008, our 1,110 agency relationships had 1,354 reporting agency locations marketing

Cincinnati Financial Corporation
18	Form 10-Q for the quarterly period ended June 30, 2008

our standard market insurance products. At year-end 2007, our 1,092 agency relationships had 1,327 reporting agency locations.

In 2007, we appointed our first agencies in eastern Washington and New Mexico, our 33rd and 34th states of operation. We continually study the regulatory and competitive environment in states where we could decide to actively market our property casualty products.

On July 17, 2008, we announced our plans to appoint agencies and launch commercial lines and excess and surplus lines operations in selected Texas markets, possibly before the end of the year. We will evaluate the timing for entry for personal lines over the coming months. Texas would be our 35th state of operation. New field territories and agency appointments in Texas are not included in our current targets for 2008. We have not announced plans to enter any additional states but continue to study other potential markets for future expansion.

In 2008, we are making further progress in our efforts to improve service to and communication with our agencies through our expanding portfolio of software. We discuss our technology plans for 2008 in our 2007 Annual Report on Form 10-K, Item 1, Technology Solutions, Page 4.

Highlights of the 2008 plans include:
o	Introduce WinCPP, our commercial lines policy rating system, in our newest states — Washington and New Mexico. This largely has been completed.

o	Make a direct bill option available for commercial lines policies. We have completed this for e-CLAS, our commercial lines policy processing system, which presently processes Businessowners Policies and Dentist’s Package Policies. We are working to make a direct bill option available for selected commercial policies not issued through e-CLAS with the intent to offer this capability for all policies as soon as practical.

o	Deploy Diamond, our personal lines policy processing system, to agencies in eight additional states. Diamond now is available in 20 of our personal lines states; by year-end it will be available in 25 of 28 personal lines states, reflecting entry into three new states.

o	Give agencies access to selected policyholder claims information.
Over the years, we have been able to increase our share of our agencies’ business by making available insurance products that meet the needs of the individuals and businesses in their communities. In recent years, our agents had indicated their interest in having Cincinnati available as a market for commercial accounts that require the flexibility of excess and surplus lines coverage.

Our 2008 objective was to introduce our excess and surplus lines capabilities to agencies in all of our active states except Delaware, Cincinnati Specialty Underwriters’ state of incorporation. During the first six months of the year, we have begun marketing in 10 of those states and remain on track to market in the planned 33 of our 34 active states before year end. In addition, we have introduced the property line of business in five states and will continue to introduce new lines of business throughout the remainder of the year; including miscellaneous professional and excess casualty. The availability of our new offerings has enhanced our ability to write new standard market property casualty business as a means for rounding out accounts that require both admitted and non-admitted market solutions.

•	Achieving above-industry-average growth in property casualty statutory net written premiums and maintaining industry-leading profitability over the long-term by leveraging our regional franchise and proven agency-centered business strategy — As we indicated in our 2007 Annual Report on Form 10-K, if current commercial lines pricing trends continue into 2008, we believe our net written premiums could decline as much as 5 percent compared with the 1.9 percent decline in 2007. A slower rate of decline for the second quarter of 2008 led to a 5.4 percent decline in six-month net written premiums. While pricing in our industry continues to be very competitive, we feel our current pace is consistent with our agents’ practice of selecting and retaining accounts with manageable risk characteristics that support the lower prevailing prices.

In early 2008, A.M. Best believed overall industry premiums would decline 0.6 percent in 2008. Net written premiums for the commercial lines sector are expected to be down 2.3 percent in 2008 while the personal lines sector is expected to grow 1.4 percent.

In a difficult market, our agents have continued to bring the company quality business that has let us absorb high catastrophe losses at a near breakeven level for the first six months of 2008, with the combined ratio at 101.1 percent. We believe the high storm activity might lead to a full-year 2008 combined ratio that also is above 100 percent. That is above our preliminary 2008 estimate of 96 percent to 98 percent, which compared with 90.3 percent in 2007. In early 2008, the projected industry average combined ratio for the full year was 98.6 percent.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2008	19

The anticipated year-over-year increase in the combined ratio reflects three assumptions:
o	Current accident year loss and loss expense ratio excluding catastrophe losses — We believe the market trends that contributed to an increase in this ratio in 2007 are continuing and may put the ratio under further pressure in 2008.

Our current assumptions for the accident year loss ratio could be compromised by economic factors, including inflation, which could cause unanticipated changes in our claims and settlement expenses related to medical care, litigation and construction. We also could see higher than anticipated loss costs related to workers’ compensation and lines of business that provide protection against bodily injury claims. Similarly, higher legal expenses could raise the loss expenses we incur to defend our policyholders and settle complex or disputed claims. Moving forward, we would be able to factor any such higher losses and loss expenses into our pricing and reserve calculations, potentially increasing reserves and adjusting rates.

o	Catastrophe loss ratio — We now believe catastrophe losses could contribute as much as 9 percentage points to the full-year 2008 combined ratio, assuming a typical level of storm activity in the second half of the year, compared with our original estimate of 4.5 points. In total, record 2008 second-quarter and six-month catastrophe losses were more than twice what we would normally expect.

We are aware of the unpredictability of catastrophic events in any given year. Catastrophe losses contributed an average of 3.7 percentage points to our full-year combined ratio in the past 10 years, ranging from 2007’s low of 0.8 points to 1998’s high of 6.1 points.

o	Savings from favorable development on prior period reserves — To establish the 2008 combined ratio estimate, management made the assumption based on current trends that prior period reserves would develop favorably and made the assumption that the development would affect the ratio by approximately 4 percentage points. The level of development on prior period reserves will be based on actual loss experience over the next six months and on sound actuarial estimation techniques.

As discussed in our 2007 Annual Report on Form 10-K, Property Casualty Insurance Loss And Loss Expense Reserves, Page 37, our actuarial estimate of ultimate loss experience could prove better or worse than our carried reserves reflect. To the extent that reserves are inadequate and increased, the amount of the increase is a charge in the period that the deficiency is recognized, raising our loss and loss expense ratio and reducing earnings. To the extent that reserves are redundant and released, the amount of the release is a credit in the period that the redundancy is recognized, reducing our loss and loss expense ratio and increasing earnings. Historically, management has targeted loss and loss expense reserves in the upper half of the actuarially established range.
•	Pursuing a total return investment strategy that generates both strong investment income growth and capital appreciation — We now believe that full-year 2008 investment income could decline as much as 10 percent below the level of 2007. Our original target for the year presumed a growth rate below that of 2007. The primary reasons we lowered our investment income estimate were Fifth Third’s 66 percent reduction in its quarterly cash dividend in June 2008 and our sale of 35 million shares of that holding in July 2008. We discuss these actions in Investments Results of Operation, Page 32. Our revised outlook also considers other changes in the equity portfolio in the past 12 months, the anticipated level of dividend income from other equity holdings, the investment of insurance operations cash flow and the current portfolio attributes. Preliminarily, we do not anticipate a return to growth of investment income in 2009.

We continue to focus on portfolio strategies to balance near-term income generation and the potential for long-term book value growth. Our board and investment department currently are in the process of adopting guidelines to place additional parameters around our portfolio. These parameters will address, among other issues, security and sector concentrations and could lead to actions such as rebalancing the portfolio by trimming or selling off positions. The new parameters came out of our enterprise risk management (ERM) program, with the goal of more closely defining our risk tolerance, aligning our operating plan accordingly and improving management’s ability to identify and respond to changing conditions.

We do not establish annual capital appreciation targets. Over the long term, our target is to have the equity portfolio outperform the Standard & Poor’s 500 Index. In the first six months of 2008, our equity portfolio return was a negative 24.7 percent, compared with a negative return of 11.9 percent for the Index. Over the five years ended June 30, 2008, our compound annual equity portfolio return was a negative 6.2 percent compared with a compound annual total return of 7.6 percent for the Index. Our equity portfolio underperformed the market for these periods primarily because of the decline in value of our Fifth Third common stock holding.

Cincinnati Financial Corporation
20	Form 10-Q for the quarterly period ended June 30, 2008

•	Increasing the total return to shareholders through a combination of higher earnings per share, growth in book value, increasing dividends and share repurchase — We do not announce annual targets for earnings per share or book value. Over the long term, we look for our earnings per share and book value growth to outpace that of a peer group of national and regional property casualty insurance companies.

The board of directors is committed to steadily increasing cash dividends, periodically authorizing stock dividends and splits and authorizing share repurchase. In February 2008, the board increased the indicated annual cash dividend rate 9.9 percent, marking the 48th consecutive year of increase in the dividend rate. We believe our record of dividend increases is matched by only 11 other publicly traded corporations. Management believes the company’s capital position and cash flow support the current cash dividend payout and would provide the board with the flexibility to consider future increases for shareholders.

Over the long-term, we seek to increase earnings per share, book value and dividends at a rate that would allow long-term total return to our shareholders to exceed that of the Standard & Poor’s Composite 1500 Property Casualty Insurance Index. Over the five years ended December 31, 2007, our total return to shareholders of 34.0 percent was below the 62.3 percent return for that Index. For the first six months of 2008, that Index group had a negative total return to shareholders of 17.7 percent, largely reflecting overall insurance market conditions and concerns related to the ongoing credit crisis. We underperformed the group for the same period, returning a negative 34.1 percent.

•	Maintaining financial strength by keeping the ratio of debt to capital below 15 percent and purchasing reinsurance to provide investment flexibility — Market fluctuations during the first six months of 2008 led to lower shareholders’ equity and reduced capital. As a result, our debt-to-capital ratio rose slightly above our target level to 15.4 percent at June 30, 2008. Debt levels were unchanged from year-end.

Management believes it is taking the appropriate actions to preserve capital, in part to stabilize this ratio. In particular, our ERM program has contributed to the development of new investment parameters as discussed above. In conjunction with that effort, the company diversified the equity portfolio with the sale of 35 million shares of its Fifth Third common stock holding in July 2008.

We view this diversifying action to be consistent with our view of prudent ERM. Going forward, we will evaluate our remaining Fifth Third position, along with that of all of our common stocks, using our company’s investment parameters and risk tolerances. Over the coming months, we anticipate systematically reinvesting the $361 million net proceeds of the sale in fixed maturity and equity investments.

Our property casualty reinsurance seeks to maintain the balance between the cost of the program and the level of risk we retain. Our 2008 reinsurance costs are slightly below last year’s level due to higher retention levels and moderating rates for certain lines of business. We provide more detail on our reinsurance programs in our 2007 Annual Report on Form 10-K, Item 7, 2008 Reinsurance Programs, Page 70.

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

During the second quarter of 2008, each of the four organizations that rate our companies placed the ratings of our standard market property casualty and life companies on watch or review following our June announcement of significant catastrophe losses and declines in value of our investment assets, particularly our large Fifth Third holding. Fitch Ratings Ltd. and Standard & Poor’s Ratings Services subsequently lowered their ratings.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2008	21

As of August 5, 2008, our credit and financial strength ratings were:

Parent
	Company	Standard Market Property
	Senior	Casualty Insurance			Life Insurance			Excess and Surplus
Rating	Debt	Subsidiaries Financial			Subsidiary Financial			Subsidiary Financial			Status
Agency	Rating	Strength Ratings			Strength Ratings			Strength Ratings			(date)
				Rating			Rating			Rating
				Tier			Tier			Tier

A. M. Best Co.	aa-	A++	Superior	1 of 16	A+	Superior	2 of 16	A	Excellent	3 of 16	Under review with
negative implications (07/03/08)

Fitch Ratings	A-	AA-	Very Strong	4 of 21	AA-	Very Strong	4 of 21	—	—	—	Negative outlook (07/17/08)

Moody’s Investors Services	A2	Aa3	Excellent	4 of 21	—	—	—	—	—	—	Under review for possible downgrade (07/02/08)

Standard & Poor’s	BBB+	A+	Strong	5 of 21	A+	Strong	5 of 21	—	—	—	Negative outlook
Ratings Services											(06/30/08)
•	A.M. Best Co. — On July 3, 2008, A.M. Best placed under review with negative implications its financial strength and issuer credit ratings for our standard market property casualty insurance group and member companies and for The Cincinnati Life Insurance Company. A.M. Best cited the rapid decline in the value of our equity portfolio, along with an associated decline in future dividend income, significant catastrophic losses and susceptibility to competitive pricing pressures. A.M. Best noted that despite these factors, risk-adjusted capitalization, as measured by A.M. Best’s Capital Adequacy Ratio, remains well supportive of the current A++ (Superior) rating for the standard market property casualty companies and the current A+ (Superior) rating for The Cincinnati Life Insurance Company. A.M. Best commented that we maintain a large and diversified fixed income portfolio that covers our insurance liabilities.

Our new excess and surplus lines subsidiary maintained its financial strength rating, an A (Excellent) with a stable outlook, from A.M. Best.

•	Fitch Ratings — On July 17, 2008, Fitch Ratings removed our three standard market property casualty insurance companies and The Cincinnati Life Insurance Company from rating watch negative, lowering the insurer financial strength ratings to AA- (Very Strong) with a negative outlook. Fitch said its action was primarily driven by the significant decrease in shareholders’ equity in 2008 as a result of a decline in the value of CFC’s investment portfolio, the high level of catastrophe losses, lower investment income and less favorable market conditions. Fitch noted our historically strong operating profitability, which has been better than peers and is derived in part by a competitive advantage from a successful single-channel distribution system that emphasizes building long-term relationships with select independent agents, low non-commission expense structure, and excellent claims service and conservative reserving practices demonstrated by favorable reserve development.

•	Moody’s Investors Service — On July 2, 2008, Moody’s Investors Service placed on review for possible downgrade the Aa3 insurance financial strength ratings of the standard market property casualty insurance companies. Moody’s said its review was prompted by the substantial reduction in CINF’s shareholders’ equity over the last 12 months, largely reflecting declines in our equity portfolio, led by our largest common stock holding, Fifth Third. Moody’s is reviewing risk-adjusted capitalization of our insurance operations, potential revisions to our investment guidelines, our catastrophe risk profile and prospective operating profitability. Moody’s noted that our ratings have historically contemplated some potential for significant volatility posed by our equity portfolio. Moody’s believes our regional business franchise and long-standing relationships with our independent agency force remain strong.

•	Standard & Poor’s Ratings Services — On June 30, 2008, Standard & Poor’s Ratings Services removed our three standard market property casualty insurance companies and The Cincinnati Life Insurance Company from credit watch, lowering the insurer financial strength ratings to A+ (Strong) with a negative outlook. Standard & Poor’s said its actions reflected our weakened capitalization and current and prospective operating performance, increased market competition and reduced liquidity. Standard & Poor’s noted support for operating company ratings in view of our capital at the A level, extremely strong and loyal agency force, strong competitive position, improved technological efficiencies, and improved and adequate enterprise risk management.

Statutory surplus for our property casualty insurance subsidiary was $3.650 billion at June 30, 2008, compared with $4.307 billion at December 31, 2007, due to lower values for financial stocks held in the insurance subsidiaries’ investment portfolios. The ratio of the property casualty subsidiary’s common stock to statutory surplus was 71.6 percent at June 30, 2008, compared with 86.0 percent at year-end. Life statutory surplus was $420 million at June 30, 2008, compared with $477 million at December 31, 2007. The ratio of the life insurance subsidiary’s common stock to statutory adjusted capital and surplus was 58.5 percent at June 30, 2008, compared with 70.6 percent at year-end.

Cincinnati Financial Corporation
22	Form 10-Q for the quarterly period ended June 30, 2008

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
See Item 1, Note 9 of the Condensed Consolidated Financial Statements, Page 13 for discussion of the calculations of segment data. The following sections review results of operations for each of the four segments.
Commercial Lines Insurance Results Of Operations
Overview
Performance highlights for the commercial lines segment include:
•	Premiums — The rate of decline in commercial lines 2008 written premiums slowed in the second quarter from the first quarter. While pricing in our industry continues to be very competitive, we feel our current pace for new and renewal business is consistent with our agents’ practice of selecting and retaining accounts with manageable risk characteristics that support the lower prevailing prices. The slower rate of decline in the quarter reflected healthy new business activity in the second quarter as well as the benefits of our strong agency relationships and policyholder retention.

New commercial lines business written directly by agencies rose 21.2 percent for the three months ended June 30, 2008, to $87 million from $71 million and rose 6.4 percent for the six months ended June 30, 2008, to $152 million from $143 million. New business growth was bolstered by a number of factors, including:
o	New appointments — The 36 agencies appointed this year contributed $2 million in new commercial lines business.

o	Excess and surplus lines — Additional standard market business was written for policyholders who selected Cincinnati Specialty Underwriters to provide certain excess and surplus lines coverages.

o	Carrier consolidation — We benefited from efforts to make it easier for our agencies to consolidate their books of business as they manage expenses by reducing the number of carriers they represent.
We continue to make case-by-case decisions not to write or renew certain business. In this environment, we have been careful to maintain our underwriting discipline.

We used rate credits more frequently than we did last year to retain renewals of quality business and earn new business. Our experience remains that the larger the account, the higher the credits, with variations by geographic region and class of business. Pricing pressure on new business remains high as many carriers appear to be managing the soft market by working aggressively to protect their renewal portfolios. Mid-single-digit premium declines in pricing on renewal business are typical, although higher declines are not uncommon.

In April 2008, A.M. Best estimated that industry commercial lines net written premiums would decline 2.3 percent in 2008, after declining 0.4 percent in 2007 and 0.7 percent in 2006.

•	Combined ratio — Our commercial lines combined ratio rose in the three and six months ended June 30, 2008, primarily because of higher catastrophe losses and normal volatility in larger losses, particularly those greater than $2 million. Other contributing factors were lower pricing, normal loss cost inflation and higher underwriting expenses. Lower commission expenses partially offset these increases.

Our commercial lines statutory combined ratio was 97.5 percent and 95.5 percent in the three and six months ended June 30, 2008, compared with 84.4 percent and 85.4 percent in the comparable 2007 periods. In April 2008, A.M. Best estimated the industry commercial lines combined ratio would be approximately 97.5 percent in 2008, rising from approximately 93.7 percent in 2007 and 91.3 percent in 2006.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2008	23

Commercial Lines Results

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2008	2007	Change %	2008	2007	Change %

Written premiums	$597	$613	(2.7)	$1,222	$1,306	(6.5)

Earned premiums	$586	$607	(3.3)	$1,161	$1,210	(4.1)

Loss and loss expenses excluding catastrophes	342	330	3.7	685	673	1.7
Catastrophe loss and loss expenses	66	5	1,220.0	89	16	465.2
Commission expenses	105	112	(6.1)	214	235	(9.2)
Underwriting expenses	68	68	1.4	136	123	10.7
Policyholder dividends	4	2	67.9	7	6	28.9

Underwriting profit	$1	$90	(99.3)	$30	$157	(81.1)

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	58.4%	54.5%		59.1%	55.7%
Catastrophe loss and loss expenses	11.3	0.8		7.6	1.3

Loss and loss expenses	69.7%	55.3%		66.7%	57.0%
Commission expenses	17.9	18.5		18.4	19.4
Underwriting expenses	11.6	11.0		11.7	10.2
Policyholder dividends	0.7	0.4		0.6	0.4

Combined ratio	99.9%	85.2%		97.4%	87.0%

Loss and Loss Expenses
Commercial lines loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. On an ongoing basis, we monitor loss patterns and structure our products and our pricing accordingly. The change in the commercial lines loss and loss expense ratio in the three and six months ended June 30, 2008, was due to:
•	Market conditions and related decline in premiums — During the first six months of 2008, agents again reported that pricing pressure continued to increase on renewal business and that new business pricing was requiring more flexibility and more careful risk selection. In addition to pricing pressures, premiums confirmed by audits of policyholder sales and payrolls declined for the first half of 2008.

•	Economy — We believe the weaker economy is tempering current market conditions by holding back exposure growth.

•	Catastrophe losses — Catastrophe losses were significantly higher than the unusually low year-ago levels. The catastrophe losses largely affected our commercial property and specialty package lines of business. In the second quarter of 2008, we also had approximately $15 million of commercial lines losses, primarily larger losses, from weather events that were not classified as catastrophes by Property Claims Service. In the comparable 2007 period, we had $7 million of similar, generally smaller, non-catastrophe weather losses.

•	Large losses — We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and settlement expenses. In the second quarter of 2008, these losses and case reserve increases rose to 26.3 percent of earned premiums from 19.1 percent. We believe the increase largely reflected normal fluctuations in loss patterns, normal variability in the large case reserves for our workers’ compensation claims, several unusually large losses related to non-catastrophe weather and a higher number of executive risk losses between $250,000 and $1 million.

Our analysis continues to indicate no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory.

•	Savings from favorable development on prior period reserves — Savings from favorable development reduced the loss and loss expense ratio by 12.6 and 7.6 percentage points in the three and six months ended June 30, 2008. Savings reduced the ratio by 7.1 and 4.8 percentage points in the three and six months ended June 30, 2007.

Fluctuations in prior period reserve development for the commercial lines segment largely were due to quarterly fluctuations in savings for the commercial casualty line of business. The commercial casualty line continued to benefit from an initiative, begun in 2001, to use a claims mediation process that promotes earlier liability settlement resolution. The line also has begun to benefit from revised expectations for loss expense inflation.

Cincinnati Financial Corporation
24	Form 10-Q for the quarterly period ended June 30, 2008

Commercial Lines Losses by Size

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2008	2007	Change %	2008	2007	Change %

New losses greater than $4,000,000	$18	$0	nm	$26	$0	nm
New losses $2,000,000-$4,000,000	25	13	99.2	39	35	14.3
New losses $1,000,000-$2,000,000	15	23	(35.7)	33	46	(27.7)
New losses $750,000-$1,000,000	11	6	82.0	19	15	22.9
New losses $500,000-$750,000	12	11	4.0	20	22	(9.9)
New losses $250,000-$500,000	22	17	35.0	45	35	29.5
Case reserve development above $250,000	51	46	11.1	96	95	0.6

Total large losses incurred	154	116	33.4	278	248	12.2
Other losses excluding catastrophes	127	137	(7.7)	279	278	0.3
Catastrophe losses	66	5	1,220.0	89	16	465.2

Total losses incurred	$347	$258	34.6	$646	$542	19.2

Ratios as a percent of earned premiums:
New losses greater than $4,000,000	3.1%	0.0%		2.2%	0.1%
New losses $2,000,000-$4,000,000	4.3	2.1		3.4	3.0
New losses $1,000,000-$2,000,000	2.5	3.8		2.9	3.8
New losses $750,000-$1,000,000	1.9	1.0		1.6	1.3
New losses $500,000-$750,000	2.0	1.8		1.7	1.9
New losses $250,000-$500,000	3.8	2.7		3.9	2.9
Case reserve development above $250,000	8.7	7.6		8.3	7.9

Total large loss ratio	26.3	19.1		24.0	20.5
Other losses excluding catastrophes	21.6	22.7		24.0	22.9
Catastrophe losses	11.3	0.8		7.6	1.3

Total loss ratio	59.2%	42.6%		55.6%	44.7%

Commission Expenses
Commercial lines commission expenses as a percent of earned premiums declined for the three and six months ended June 30, 2008, due to lower premiums and lower profit-sharing commissions compared with the year-ago periods. Profit-sharing, or contingent, commissions reward the agency’s effort, reflecting the profitability of an agency’s aggregate property casualty book of Cincinnati business, taking into account longer-term profit and premium volume, with a percentage for prompt payment of premiums and other criteria. These profit-based commissions generally fluctuate with our loss and loss expense ratio.
Underwriting Expenses
Non-commission underwriting and policyholder dividend expenses rose 0.6 and 1.5 percentage points for the three and six months ended June 30, 2008, largely because of a higher staffing cost allocation. The decline in written premiums also caused unfavorable year-over-year comparisons of deferred acquisition costs for the six-month period.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2008	25

Line of Business Analysis
Approximately 95 percent of our commercial lines premiums relate to accounts with coverages from more than one of our business lines. As a result, we believe that the commercial lines segment is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for each line.

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2008	2007	Change %	2008	2007	Change %

Commercial casualty:
Written premiums	$199	$218	(8.4)	$410	$462	(11.2)
Earned premiums	194	209	(7.2)	384	418	(8.2)
Loss and loss expenses incurred	77	115	(32.3)	188	227	(17.2)
Loss and loss expense ratio	39.8%	55.0%		48.9%	54.2%
Loss and loss expense ratio excluding catastrophes	39.8	55.0		48.9	54.2
Reserve development impact on loss and loss expense ratio	(31.0)	(12.9)		(19.5)	(18.1)

Commercial property:
Written premiums	$124	$125	(1.6)	$247	$263	(6.1)
Earned premiums	123	125	(1.5)	244	248	(1.4)
Loss and loss expenses incurred	120	57	109.4	212	123	71.7
Loss and loss expense ratio	97.6%	45.9%		86.6%	49.7%
Loss and loss expense ratio excluding catastrophes	59.6	42.7		59.3	44.7
Reserve development impact on loss and loss expense ratio	0.0	(3.8)		1.2	(3.9)

Commercial auto:
Written premiums	$108	$112	(3.8)	$215	$236	(8.9)
Earned premiums	104	110	(5.6)	205	223	(8.0)
Loss and loss expenses incurred	70	68	2.7	134	141	(5.0)
Loss and loss expense ratio	67.5%	62.0%		65.5%	63.4%
Loss and loss expense ratio excluding catastrophes	64.1	62.0		64.0	63.4
Reserve development impact on loss and loss expense ratio	(4.5)	(4.0)		(3.8)	(5.8)

Workers’ compensation:
Written premiums	$95	$92	3.4	$209	$206	1.5
Earned premiums	94	95	(0.4)	189	187	1.0
Loss and loss expenses incurred	74	63	16.8	135	134	0.9
Loss and loss expense ratio	78.3%	66.8%		71.5%	71.5%
Loss and loss expense ratio excluding catastrophes	78.3	66.8		71.5	71.5
Reserve development impact on loss and loss expense ratio	(9.3)	(6.9)		(7.6)	(6.9)

Specialty packages:
Written premiums	$36	$36	(1.2)	$73	$77	(5.2)
Earned premiums	36	37	(1.9)	72	73	(1.8)
Loss and loss expenses incurred	40	19	115.9	62	44	43.1
Loss and loss expense ratio	109.7%	49.9%		86.8%	59.6%
Loss and loss expense ratio excluding catastrophes	65.8	47.3		60.6	54.9
Reserve development impact on loss and loss expense ratio	(3.3)	(2.7)		1.5	0.5

Surety and executive risk:
Written premiums	$28	$23	20.5	$54	$48	11.1
Earned premiums	28	24	15.3	53	47	10.9
Loss and loss expenses incurred	25	12	115.6	37	17	111.6
Loss and loss expense ratio	92.0%	49.2%		70.1%	36.7%
Loss and loss expense ratio excluding catastrophes	92.0	49.2		70.1	36.7
Reserve development impact on loss and loss expense ratio	5.4	3.0		7.6	1.2

Machinery and equipment:
Written premiums	$7	$7	3.5	$14	$14	(1.6)
Earned premiums	7	7	4.4	14	14	2.4
Loss and loss expenses incurred	2	1	74.2	6	3	83.5
Loss and loss expense ratio	34.1%	20.5%		43.6%	24.3%
Loss and loss expense ratio excluding catastrophes	33.1	20.5		43.0	25.1
Reserve development impact on loss and loss expense ratio	(6.4)	(4.2)		5.6	(5.8)
Commercial Lines Insurance Outlook
Industrywide commercial lines written premiums are expected to decline approximately 2.3 percent in 2008 with the industry combined ratio estimated at 97.5 percent. As discussed in our 2007 Annual Report on Form 10-K, Item 1, Commercial Lines Insurance Marketplace, Page 12, over the past several years, agents have reported that renewal and new business pricing have come under steadily increasing pressure, reinforcing the need for more flexibility and careful risk selection. We believe that commercial lines pricing trends observed in 2007 and the first half of 2008 will persist at least throughout the remainder of the year.
We intend to continue to market our products to a broad range of business classes, price our products appropriately and take a package approach. We intend to maintain our underwriting selectivity and carefully

Cincinnati Financial Corporation
26	Form 10-Q for the quarterly period ended June 30, 2008

manage our rate levels as well as our programs that seek to accurately match exposures with appropriate premiums. We will continue to evaluate each risk individually and to make decisions about rates, the use of three-year commercial policies, policy term extensions and other policy conditions on a case-by-case basis, even in lines and classes of business that are under competitive pressure. We also expect new marketing territories created over the past several years and new agency appointments to make a growing contribution to commercial lines premium growth and underwriting profit in 2008.
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
Personal Lines Insurance Results Of Operations
Overview
Performance highlights for the personal lines segment include:
•	Premiums — Personal lines written premiums declined slightly for the three and six months ended June 30, 2008. A return to new business growth and premium increases related to rising insured values were not able to offset lower policy counts and pricing changes that reduced premiums per policy. Pricing changes included the ongoing rollout of a program of policy credits that incorporate insurance scores and are intended to improve our ability to compete for our agents’ highest quality personal lines accounts.

Personal lines new business premiums written directly by our agencies were up 7.7 percent to $10 million for the three months ended June 30, 2008, and 3.9 percent to $19 million for the six months ended June 30, 2008. Agencies that initiated or expanded their use of Cincinnati’s personal lines products in the past 18 months were an important contributor to the growth in new personal lines business for the six months ended June 30, 2008.

We continue to implement strategies discussed in our 2007 Annual Report on Form 10-K, Item 1, Our Business and Our Strategies, Page 1, to enhance our response to marketplace changes and help us achieve our long-term objectives. We continue to encourage availability of our personal insurance policies through agencies that previously marketed only commercial lines for us. We are supporting agency customer service representatives by strengthening relationships with our field marketing representatives and offering educational opportunities. We are locating personal lines field marketing representatives or field underwriters in states where our personal lines automation now allows us to broaden our product line offerings, also helping to diversify our premiums geographically.

In April 2008, A.M. Best estimated that industry personal lines net written premiums would rise approximately 1.4 percent in 2008 after remaining stable in 2007 and rising 2.9 percent in 2006.

•	Combined ratio — The combined ratio for the three and six months ended June 30, 2008, rose because of higher catastrophe losses. The loss and loss expense ratio excluding catastrophe losses declined over the same periods. Lower pricing and normal loss cost inflation continued to weigh on personal lines results. However, the quarterly personal auto loss and loss expense ratio moved below 60 percent for the first time since the third quarter 2006. Commission and other underwriting expenses declined in both periods.

Our personal lines statutory combined ratio was 114.3 percent and 112.2 percent in the three and six months ended June 30, 2008, versus 98.6 percent and 95.8 percent in the comparable 2007 periods, when catastrophe losses were atypically low. In April 2008, A.M. Best estimated the industry personal lines combined ratio would be approximately 99.5 percent in 2008, rising from approximately 96.1 percent in 2007 and 92.7 percent in 2006.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2008	27

Personal Lines Results

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2008	2007	Change %	2008	2007	Change %

Written premiums	$191	$197	(3.0)	$341	$350	(2.6)

Earned premiums	$174	$180	(3.3)	$351	$361	(2.7)

Loss and loss expenses excluding catastrophes	102	114	(10.7)	217	225	(3.6)
Catastrophe loss and loss expenses	47	6	646.8	67	(1)	nm
Commission expenses	36	39	(7.3)	71	77	(7.5)
Underwriting expenses	16	21	(22.8)	41	46	(12.2)

Underwriting profit (loss)	$(27)	$0	nm	$(45)	$14	nm

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	58.4%	63.2%		61.7%	62.3%
Catastrophe loss and loss expenses	27.0	3.5		19.3	(0.3)

Loss and loss expenses	85.4%	66.7%		81.0%	62.0%
Commission expenses	20.6	21.5		20.2	21.2
Underwriting expenses	9.3	11.7		11.5	12.8

Combined ratio	115.3%	99.9%		112.7%	96.0%

Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. The change in the loss and loss expense ratio in the three and six months ended June 30, 2008, was due to:
•	Catastrophe losses — Catastrophe losses added 27.0 and 19.3 percentage points to the combined ratio in the three and six months ended June 30, 2008. Catastrophe losses added 3.5 percentage points to the combined ratio in the three months ended June 30, 2007. Because of favorable development on prior period catastrophe losses, catastrophe losses improved the ratio by 0.3 percentage points in the six months ended June 30, 2007.

•	Savings from favorable development on prior period reserves — Savings from favorable development reduced the loss and loss expense ratio by 7.2 and 3.3 percentage points in the three and six months ended June 30, 2008. Savings reduced the segment ratio by 0.3 and 4.3 percentage points in the three and six months ended June 30, 2007. Fluctuations in prior period reserve development for the personal lines segment largely are due to quarterly fluctuations in savings for the other personal lines of business, which includes personal umbrella coverages.

Fluctuations in prior period reserve development for the personal lines segment largely were due to quarterly fluctuations in savings for the other personal lines of business, which includes personal umbrella coverages. We expect reserves for personal umbrella coverages to be highly volatile due to the nature of the coverages and claims presented.

Separately, fluctuations in prior period reserve development for the personal auto and homeowner lines of business were a significant factor in the loss and loss expense ratio comparisons for these lines.
o	Savings from favorable development reduced the personal auto loss and loss expense ratio for both the three and six months ended June 30, 2008, compared with unfavorable development on prior period reserves in the comparable 2007 periods.

o	Savings from favorable development reduced the homeowner loss and loss expense ratio for the three months ended June 30, 2008, and the six months ended June 30, 2007, compared with unfavorable development on prior period reserves in the 2008 six-month period and the 2007 three-month period.
•	Large losses — We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and settlement expenses. In the three and six months ended June 30, 2008, these losses were below the year-ago level due to a decline in larger personal auto losses and case reserve increases. This partially reflected a lower policy count.

Our analysis continues to indicate no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory.

Cincinnati Financial Corporation
28	Form 10-Q for the quarterly period ended June 30, 2008

Personal Lines Losses by Size

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2008	2007	Change %	2008	2007	Change %

New losses greater than $4,000,000	$0	$0	nm	$0	$0	nm
New losses $2,000,000-$4,000,000	0	4	(100.0)	0	4	(100.0)
New losses $1,000,000-$2,000,000	2	3	(33.5)	5	8	(33.5)
New losses $750,000-$1,000,000	2	3	(36.7)	3	4	(32.1)
New losses $500,000-$750,000	1	3	(53.7)	4	5	(25.4)
New losses $250,000-$500,000	5	6	(9.7)	12	12	(3.6)
Case reserve development above $250,000	3	3	(6.1)	7	7	1.4

Total large losses incurred	13	22	(39.1)	31	40	(24.2)
Other losses excluding catastrophes	72	78	(8.2)	152	155	(1.4)
Catastrophe losses	47	6	646.8	68	(1)	nm

Total losses incurred	$132	$106	24.6	$251	$194	29.3

Ratios as a percent of earned premiums:
New losses greater than $4,000,000	0.0%	0.0%		0.0%	0.1%
New losses $2,000,000-$4,000,000	0.0	2.3		0.0	1.1
New losses $1,000,000-$2,000,000	1.1	1.5		1.6	2.3
New losses $750,000-$1,000,000	1.1	1.8		0.8	1.1
New losses $500,000-$750,000	0.7	1.5		1.1	1.5
New losses $250,000-$500,000	3.0	3.2		3.3	3.4
Case reserve development above $250,000	1.5	1.5		1.9	1.8

Total large losses incurred	7.4	11.8		8.7	11.2
Other losses excluding catastrophes	41.2	43.4		43.5	42.9
Catastrophe losses	27.0	3.5		19.3	(0.3)

Total loss ratio	75.6%	58.6%		71.5%	53.8%

Commission Expenses
Personal lines commission expenses as a percent of earned premiums declined in the three and six months ended June 30, 2008, due to lower premiums and lower profit-sharing commissions compared with the year-ago periods. Profit-sharing, or contingent, commissions reward the agency’s effort reflecting the profitability of an agency’s aggregate property casualty book of Cincinnati business, taking into account longer-term profit and premium volume, with a percentage for prompt payment of premiums and other criteria. These profit-based commissions generally fluctuate with our loss and loss expense ratio.
Underwriting Expenses
Non-commission underwriting expenses declined 2.4 and 1.3 percentage points in the three and six months ended June 30, 2008, because of a lower staffing cost allocation and lower taxes, licenses and fees.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2008	29

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

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2008	2007	Change %	2008	2007	Change %

Personal auto:
Written premiums	$89	$93	(4.1)	$158	$165	(4.0)
Earned premiums	82	86	(5.2)	164	174	(5.8)
Loss and loss expenses incurred	47	58	(20.4)	102	117	(12.6)
Loss and loss expense ratio	56.8%	67.6%		62.2%	67.1%
Loss and loss expense ratio excluding catastrophes	53.7	67.9		59.8	68.4
Reserve development impact on loss and loss expense ratio	(5.8)	2.8		(2.0)	0.7

Homeowner:
Written premiums	$79	$80	(1.7)	$139	$141	(1.6)
Earned premiums	71	72	(1.5)	143	143	0.1
Loss and loss expenses incurred	93	48	92.7	160	84	89.8
Loss and loss expense ratio	130.7%	66.8%		110.9%	58.5%
Loss and loss expense ratio excluding catastrophes	70.7	58.6		68.4	58.1
Reserve development impact on loss and loss expense ratio	(2.3)	4.9		0.5	(3.5)

Other personal:
Written premiums	$23	$24	(3.2)	$44	$44	(0.2)
Earned premiums	21	22	(1.8)	44	44	0.5
Loss and loss expenses incurred	9	13	(32.4)	23	23	0.1
Loss and loss expense ratio	43.2%	62.8%		52.9%	53.1%
Loss and loss expense ratio excluding catastrophes	35.2	60.2		46.9	51.9
Reserve development impact on loss and loss expense ratio	(29.2)	(29.9)		(20.3)	(37.8)
Personal Lines Insurance Outlook
In February 2008, industry analysts anticipated industrywide personal lines written premiums might rise approximately 1.4 percent in 2008 with the combined ratio estimated at 99.5 percent. While the improvement in our new business levels and policy retention rates over the past two years are positive indications for our personal lines business, our growth rate appears to be below that of the industry. We are taking steps to introduce a new tiered pricing structure in August for new business and in October for renewal business. This modification to our pricing structure reduces our vulnerability to adverse selection, which could pressure our future consolidated property casualty insurance combined ratio. In addition, personal lines results can be affected by the level of catastrophe losses in a given period.
In our 2007 Annual Report on Form 10-K, Item 7, Personal Lines Insurance Outlook, Page 55, we discussed personal lines insurance strategies to enhance our response to the changing marketplace and help us achieve our long-term objectives for this segment. We remain on track with 2008 rate, product, technology and new agency expansion plans.
We identify several other factors that also may affect the personal lines combined ratio in 2008 and beyond. Personal lines underwriters continue to focus on insurance to value to verify that policyholders are buying the correct level of coverage for the value of the insured risk, and we are carefully maintaining underwriting standards. If earned premiums decline more than we expect, the personal lines expense ratio may be higher than the 2007 level because some of our costs are relatively fixed, such as our planned investments in technology. We discuss our overall outlook for our property casualty insurance operations in Measuring Our Success in 2008 and Beyond, Page 18. Please see our 2007 Annual Report on Form 10-K, Item 7, Homeowner, Page 54, for additional information about our ability to achieve satisfactory homeowner results.
Life Insurance Results Of Operations
Overview
Performance highlights for the life insurance segment include:
•	Revenues — Revenues were lower for the three and six months ended June 30, 2008, because of lower earned premiums. Gross in-force policy face amounts increased to $63.945 billion at June 30, 2008, from $61.875 billion at year-end 2007.

Total statutory life insurance net written premiums were $47 million and $90 million in the three and six months ended June 30, 2008, compared with $45 million and $87 million in the comparable 2007 periods. Total statutory written premiums for life insurance operations for all periods include life insurance,

Cincinnati Financial Corporation
30	Form 10-Q for the quarterly period ended June 30, 2008

annuity and accident and health premiums. The increase in total statutory life insurance written premiums primarily was due to higher statutory written premiums for term and other life insurance products.

Fee income from universal life products was down 14.8 percent and 8.9 percent in the three and six months ended June 30, 2008. Separate account investment management fee income contributed $1 million to total revenue in the three months ended June 30, 2008 and 2007. This fee income contributed $1 million in the six months ended June 30, 2008, compared with $2 million in the year-ago period.
Life Insurance Results

	Three months ended June 30,			Six months ended June 30,
(In millions)	2008	2007	Change %	2008	2007	Change %

Written premiums	$47	$45	3.3	$90	$87	3.6

Earned premiums	$33	$35	(4.7)	$63	$66	(4.0)
Separate account investment management fees	1	1	(34.5)	1	2	(41.1)

Total revenues	34	36	(5.5)	64	68	(5.3)

Contract holders benefits incurred	38	34	11.3	74	62	19.7
Investment interest credited to contract holders	(16)	(14)	9.8	(31)	(28)	10.2
Operating expenses incurred	10	16	(38.0)	21	29	(27.0)

Total benefits and expenses	32	36	(9.6)	64	63	2.3

Life insurance segment profit	$2	$0	793.0	$0	$5	(93.8)

•	Profitability — The life insurance segment frequently reports only a small profit or loss on a GAAP basis because most of its investment income is included in investment segment results. We include investment income credited to contract holders (interest assumed in life insurance policy reserve calculations) in life insurance segment results. Due to lower operating expenses, the segment reported $2 million profit in the three months ended June 30, 2008, compared with breakeven performance in the year-ago period. Primarily due to less favorable mortality expense, the segment broke even for the six months ended June 30, 2008, compared with profit of $5 million in the year-ago period.

At the same time, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. For that reason, we also evaluate GAAP data, including all investment activities on life insurance-related assets. Including investment income and realized gains or losses on investments, GAAP net income for the life insurance company declined 93.9 percent and 92.8 percent in the three and six months ended June 30, 2008, to $2 million and $4 million, largely due to realized investment losses in 2008 compared with realized investment gains in 2007. The life insurance company portfolio had after-tax realized investment losses of $8 million and $14 million in the three and six months ended June 30, 2008, compared with gains of $28 million and $34 million in the comparable prior periods 2007.

Life segment expenses consist principally of contract holders (policyholders) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs.
Life Insurance Outlook
Our overall objective is to increase premiums and contain expenses as the life insurance company seeks to earn a larger share of the life insurance produced by our property casualty agencies. Term insurance is our largest life insurance product line. We continue to introduce new term products with features our agents and their clients indicate are important. We also continue to improve our worksite portfolio to help in our cross-selling initiatives.
The life insurance business is considered mature. In our experience, it is not mature within the property casualty distribution system where cross-sell opportunities abound - both to personal lines and commercial lines clients. According to Bureau of Labor and industry group LIMRA statistics, there are approximately 41 million under- and uninsured employees of small business in the United States, making the cross-selling of voluntary, worksite products an opportunity for Cincinnati Life’s worksite marketing and sales strategies.
In 2008 we plan to redesign all of our term insurance products. In addition to redesigning our worksite term insurance, we will be updating all of the other products in our worksite life insurance portfolio. These improvements support opportunities to cross-sell life insurance products to clients of the independent agencies that sell Cincinnati’s property casualty insurance policies.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2008	31

Investments Results Of Operations
Overview
The investment segment contributes investment income and realized gains and losses to results of operations. Investments traditionally provide our primary source of pretax and after-tax profits.
•	Investment income — Pretax investment income declined 13.4 percent and 5.5 percent for the three and six months ended June 30, 2008, primarily due to dividend reduction of financial institution stocks. Specifically, the 66 percent reduction in Fifth Third’s dividend payout in June 2008 lowered investment income $20 million below our estimate for the second quarter. That was partially offset by cash flow for new investments, which led to higher interest income from the growing fixed-maturity portfolio, and by increased dividend income from other non-financial holdings in the common stock portfolio.

Fifth Third was our largest equity holding as of June 30, 2008. For the first six months of 2008, it contributed 32.3 percent of total dividend income. We discuss our Fifth Third investment and July 22, 2008, sale of more than half of our Fifth Third common stock holding, in Item 3, Quantitative and Qualitative Disclosures About Market Risk, Page 38.
Investment Results

	Three months ended June 30,			Six months ended June 30,
(In millions)	2008	2007	Change %	2008	2007	Change %

Investment income:
Interest	$79	$76	4.0	$155	$152	2.2
Dividends	50	72	(30.5)	123	144	(14.4)
Other	3	4	(32.9)	7	7	(2.4)
Investment expenses	(2)	(2)	5.7	(3)	(5)	26.1

Total investment income, net of expenses	130	150	(13.4)	282	298	(5.5)

Investment interest credited to contract holders	(16)	(14)	9.8	(31)	(28)	10.2

Realized investment gains and losses summary:
Realized investment gains and losses	57	290	(80.4)	40	351	(88.5)
Change in fair value of securities with embedded derivatives	(3)	3	(226.3)	(6)	4	(255.8)
Other-than-temporary impairment charges	(65)	0	nm	(278)	0	nm

Total realized investment gains and losses	(11)	293	(103.8)	(244)	355	(168.8)

Investment operations income	$103	$429	(75.9)	$7	$625	(98.8)

•	Net realized gains and losses — We reported an $11 million net realized investment loss in the three months ended June 30, 2008, compared with a realized investment gain in the year-ago period. We reported a $244 million net realized investment loss in the six months ended June 30, 2008, largely due to other-than-temporary impairment charges.

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

The realized investment loss in the second quarter of 2008 reflected:
o	$57 million in gains largely due to the sale of additional shares of Exxon Mobil Corporation (NYSE: XOM) common stock. We sell securities because either they no longer meet our investment parameters or we determine we can improve yield prospects.

o	$3 million in losses from changes in fair value of securities with embedded derivatives.

o	$65 million in other-than-temporary impairment charges, including a $30 million impairment of Pfizer Corporation (NYSE: PFE) common stock.
In addition, we incurred the following charges during the first three months of 2008 that also are included in realized investment losses for the six months ended June 30, 2008:
o	$16 million in losses largely due to the sale of our remaining holdings in National City Corporation (NYSE: NCC).

o	$2 million loss from changes in fair value of securities with embedded derivatives.

o	$214 million in other-than-temporary impairment charges discussed in our Quarterly Report on Form 10-Q for the first quarter of this year.

Cincinnati Financial Corporation
32	Form 10-Q for the quarterly period ended June 30, 2008

The realized investment gain in the three months ended June 30, 2007, reflected $279 million in gains from the sale of common stock holdings, including a $184 million gain from the sale of a portion of our ExxonMobil common stock holding. The realized investment gain for the six months ended June 30, 2007, also included another $33 million gain from the sale of a portion of our ExxonMobil common stock holding during the first three months of 2007. The effect of changes in the fair value of convertible securities and of other-than-temporary impairment charges was insignificant in both 2007 periods.
Investments Outlook
We now believe that full-year 2008 investment income could decline as much as 10 percent from the level of 2007. Our original target for the year presumed a growth rate below the 6.6 percent growth rate achieved in 2007. The primary reasons we are lowering our original 2008 investment income estimate are:
•	our sale of Fifth Third shares as discussed below and

•	Fifth Third’s 66 percent reduction in its quarterly cash dividend on June 18, 2008, which reduced dividend income from Fifth Third to $10.0 million in the second quarter of 2008 from $29.6 million in the first quarter of 2008
Following our July 22, 2008, sale of 35 million shares, Fifth Third would contribute approximately $5 million to our dividend income in each of the remaining quarters of 2008, presuming its dividend payout remains unchanged. In the short term, we do not expect to be able to fully replace the investment income lost due to Fifth Third’s dividend reduction. Preliminarily, we do not anticipate a return to growth of investment income in 2009.
Our revised outlook also considers other changes in the equity portfolio in the past 12 months, the anticipated level of dividend income from other equity holdings, the investment of insurance operations cash flow and the current portfolio attributes. We discuss our equity holdings in Item 3, Quantitative and Qualitative Disclosures about Market Risk, Page 38.
The sale of Fifth Third shares at $13.75875 per share generated total proceeds of approximately $482 million, which will be reduced by capital gains taxes of $121 million. The net after tax gain of approximately $225 million, or about $1.35 per share, will be included in third-quarter 2008 net income.
Over the coming months, we anticipate systematically reinvesting the $361 million net proceeds of the sale in fixed maturity and equity investments. We believe we can reinvest to achieve our longstanding portfolio objectives of balancing near-term income generation and the potential for long-term book value growth.
The Fifth Third sale illustrates that decisions to sell investments that no longer meet our investment criteria could have a negative impact on income in the short-term. Proceeds of the sale of current holdings with high current yields may be reinvested in securities with lower but more secure yields. High common stock yields in the current market generally are due to depressed market prices that reflect broader concerns about risks including potential dividend payout reductions or eliminations.
In 2008, we expect to continue to allocate a portion of cash available for investment to equity securities, taking into consideration our desire to protect capital as well as insurance department regulations and ratings agency comments. Sales of common stocks may lead to a decrease in net cash flow into equity securities and higher-than-normal levels of investment in fixed-maturity securities. Over the years, equity investments have generally offered our company a steady flow of dividend income along with the potential for capital appreciation.
We believe a continuation of the current credit environment, especially if exacerbated by challenging economic conditions, could lead to further declines in portfolio values and a resulting increase in other-than-temporary impairment charges in the remainder 2008. All but one security in the portfolio was trading at or above 70 percent of book value at June 30, 2008. Our asset impairment committee continues to monitor the investment portfolio.
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

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2008	33

Other
We report as “Other” the non-investment operations of the parent company and its subsidiaries CFC Investment Company and CinFin Capital Management Company (excluding client investment activities), as well as other income of our insurance subsidiary. Beginning in 2008, we also are including results of The Cincinnati Specialty Underwriters Insurance Company (CSU) and CSU Producer Resources in Other. In the first six months of 2008, CSU and CSU Producer Resources contributed an immaterial amount to revenues and losses before income taxes included in Other.

	Three months ended June 30,			Six months ended June 30,
(In millions)	2008	2007	Change %	2008	2007	Change %

Interest and fees on loans and leases	$2	$2	(24.5)	$5	$6	(22.2)
Money management fees	1	1	(5.7)	1	1	(4.6)
Other revenues	1	1	(46.2)	1	2	(67.3)

Total revenues	4	4	(29.1)	7	9	(31.0)

Underwriting expenses	0	0	nm	1	0	100.8
Operating expenses	6	2	106.4	9	5	69.1
Interest expense	13	13	(3.7)	25	26	(3.7)

Total expenses	19	15	17.8	35	31	12.4

Pre-tax loss	$(15)	$(11)	(39.3)	$(28)	$(22)	(29.4)

Taxes
We had $1 million of income tax expense in the three months ended June 30, 2008, and a benefit of $57 million in the six months ended June 30, 2008, because of lower underwriting results and realized investment losses as discussed in Investment Results of Operations, Page 32. We reported income tax expense of $157 million and $234 million in the comparable prior periods. Due to the effect on income before income taxes of the lower underwriting results and realized investment losses, the effective tax rates for the three and six months ended June 30, 2008, were highly erratic at 2.0 percent and 157.6 percent. The effective tax rates for the three and six months ended June 30, 2007, were 30.9 percent and 30.0 percent.
We pursue a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. For our insurance subsidiaries, approximately 85 percent of income from tax-advantaged fixed-maturity investments is exempt from federal tax. Our non insurance companies own no tax-advantaged fixed-maturity investments. For our insurance subsidiaries, the dividend received deduction, after the dividend proration of the 1986 Tax Reform Act, exempts approximately 60 percent of dividends from qualified equities from federal tax. For our non-insurance subsidiaries, the dividend received deduction exempts 70 percent of dividends from qualified equities. Details about our effective tax rate are found in our 2007 Annual Report on Form 10-K, Item 8, Note 10 of the Consolidated Financial Statements, Page 98.
Liquidity And Capital Resources
At June 30, 2008, we had shareholders’ equity of $4.707 billion compared with $5.929 billion at year-end 2007. Total debt was unchanged at $860 million.
Sources Of Liquidity
Subsidiary Dividends
Our insurance subsidiary declared dividends to the parent company of $160 million in the first six months of 2008 compared with $70 million in the first six months of 2007. State of Ohio regulatory requirements restrict the dividends our lead insurance subsidiary can pay. During 2008, total dividends that our lead insurance subsidiary could pay to our parent company without regulatory approval are approximately $658 million. CFC Investment Company declared dividends to the parent company of $10 million in the first six months of 2008.
Investing Activities
Investment income is a primary source of liquidity for both the parent company and insurance subsidiary. As we discuss under Investments Results of Operations, Page 32, we anticipate investment income will decline in 2008. We continue to focus on portfolio strategies to balance near-term income generation and long-term book value growth.
Parent company obligations can be funded with income on investments held at the parent company level or through realized gains, although we prefer to follow a long-term investment philosophy seeking to compound cash flows over the long-term. These sources of capital can help minimize subsidiary dividends to the parent company, which can protect insurance subsidiary capital.

Cincinnati Financial Corporation
34	Form 10-Q for the quarterly period ended June 30, 2008

See our 2007 Annual Report on Form 10-K, Item 1, Investments Segment, Page 15, for a discussion of our historic investment strategy, portfolio allocation and quality.
Insurance Underwriting
Our property casualty and life insurance operations provide liquidity because premiums generally are received before losses are paid under the policies purchased with those premiums. After satisfying our cash requirements, excess cash flows are used for investment, increasing future investment income.
This table shows a summary of cash flow of the insurance subsidiary (direct method):

	Six months ended June 30,
(In millions)	2008	2007

Premiums collected	$1,577	$1,631
Loss and loss expenses paid	(972)	(944)
Commissions and other underwriting expenses paid	(573)	(579)

Insurance subsidiary cash flow from underwriting	32	108
Investment income received	248	248

Insurance subsidiary operating cash flow	$280	$356

Historically, cash receipts from property casualty and life insurance premiums, along with investment income, have been more than sufficient to pay claims, operating expenses and dividends to the parent company. While first-year life insurance expenses normally exceed first-year premiums, subsequent premiums are used to generate investment income until the time the policy benefits are paid.
Claims and operating expenses rose in the first six months of 2008 largely because of normal loss cost increases and higher catastrophe losses. We discuss our future obligations for claims payments in our 2007 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 63, and our future obligations for underwriting expenses in our 2007 Annual Report on Form 10-K, Item 7, Other Commitments, Page 64.
Based on our outlook for commercial lines, personal lines and life insurance, we believe that 2008 full-year cash flows from underwriting could decline compared with 2007. A lower level of cash flow available for investment could lead to lower growth rate for investment income and reduced potential for capital gains.
Capital Resources
At June 30, 2008, our total debt-to-capital ratio was 15.4 percent, with $791 million in long-term debt and $69 million in borrowings on our short-term lines of credit. Based on our present capital requirements, we do not anticipate a material increase in debt levels during 2008. As a result, we believe that changes in our debt-to-capital ratio will be a function of the contribution of unrealized investment gains or losses to shareholders’ equity.
We provide details of our three long-term notes in our 2007 Annual Report on Form 10-K, Item 8, Note 7 of the Consolidated Financial Statements, Page 96. None of the notes are encumbered by rating triggers. Our debt ratings are summarized in Measuring our Success in 2008 and Beyond, Page 18. A.M. Best, on July 3, 2008, placed under review with negative implications its issuer credit ratings of aa+ for our standard market property casualty insurance group and member companies, aa- for our insurance subsidiary and aa- for senior debt of parent Cincinnati Financial Corporation. Fitch Ratings, on July 17, 2008, removed from rating watch negative the issuer default rating of Cincinnati Financial Corporation, lowering our rating to A from AA- and lowering our senior debt ratings to A- from A+ with a negative outlook. Moody’s Investors Service, on July 2, 2008, placed on review for possible downgrade the A2 senior debt rating of Cincinnati Financial Corporation. Standard & Poor’s Ratings Services, on June 30, 2008, removed from credit watch its counterparty credit ratings, lowering Cincinnati Financial Corporation to BBB+ and our standard market property casualty insurance companies and our life insurance subsidiary to A+ with a negative outlook.
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

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2008	35

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
Other Commitments
In addition to our contractual obligations, we have other operational commitments.
•	Commissions — As discussed above, commissions paid declined in the first six months of 2008. Commission payments generally track with written premiums.

•	Other operating expenses — Many of our operating expenses are not contractual obligations, but reflect the ongoing expenses of our business. Non-commission operating expenses paid rose in the first six months of 2008, reflecting higher staffing costs. The decline in written premiums also caused unfavorable year-over-year comparisons of deferred acquisition costs. In the remainder of 2008, we anticipate approximately $9 million of additional expenses related to associate benefit plan modifications. Our benefit plans help us retain experienced associates, attract new talent and provide a measure of security and stability to associates and their families.

In addition to contractual obligations for hardware and software, we anticipate capitalizing $7 million in spending for key technology initiatives in 2008. Capitalized development costs related to key technology initiatives were $2 million in the first six months of 2008. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

•	Business continuity and backup data processing center — We are in the process of re-evaluating our requirements for our business continuity and backup data processing center. We are looking at options for a backup data processing center with the goal of substantially reducing the investment required to renovate a recently purchased building that may now serve only as a business continuity facility.

•	Qualified pension plan — In the remainder of 2008 we anticipate making a cash contribution of $10 million to pension plan assets. Our results of operation will reflect an anticipated $19 million of expense related to an increase in accrued pension benefits. As discussed in Note 4, Pension Plan, Page 10, effective June 30, 2008, we froze entry into the qualified pension plan. Future funding requirements may be affected by reduced participation in the pension plan, which will not be measurable until September 2008. Offsetting funding requirement changes related to reduced participation, lower market values of assets held by the pension fund may cause year-end 2008 calculations of required contributions to rise.

Potential savings due to lower funding requirements for the qualified pension plan are expected to be offset by the September 1, 2008, introduction of company matching of associate contributions to the sponsored 401(k) plan.
Investing Activities
After fulfilling operating requirements, we invest cash flows from underwriting, investment and other corporate activities in fixed maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. See our 2007 Annual Report on Form 10-K, Item 1, Investments Segment, Page 15, for a discussion of our investment strategy, portfolio allocation and quality. In Measuring our Success, Page 18, we discuss current refinements to our investment strategies that reflect our ERM activities.
Uses of Capital
Uses of cash to enhance shareholder return include:
•	Dividends to shareholders — In February 2008, the board of directors authorized a 9.9 percent increase in the regular quarterly cash dividend to an indicated annual rate of $1.56 per share. During the first six months of 2008, $123 million was used for cash dividends to shareholders.

•	Common stock repurchase program — During the first six months of 2008, we used $139 million to repurchase 3.8 million shares of our common stock at an average price of $36.28. The details of the 2008 repurchase activity and repurchase authorizations are described in Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, Page 46. We do not adjust number of shares repurchased and average price per repurchased share for stock dividends.

Cincinnati Financial Corporation
36	Form 10-Q for the quarterly period ended June 30, 2008

Our board remains committed to stock repurchase as a means of enhancing shareholder value. We generally make common repurchases when we believe the open market stock price is favorable; however, we may limit our activity in the second half of 2008 to help conserve capital. We would continue to expect that annual repurchases would offset dilution from share-based compensation.
Property Casualty Insurance Reserves
For the business lines in the commercial and personal lines insurance segments, the following tables show the breakout of gross reserves among case, IBNR and loss expense reserves, net of salvage and subrogation reserves. Reserving practices discussed in our 2007 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Reserves, Page 37, also contributed.
The slight rise in total gross reserves for each segment largely was due to higher reserves for catastrophe losses.
Commercial Lines Insurance Segment Reserves

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At June 30, 2008
Commercial casualty	$1,052	$374	$529	$1,955	53.1%
Commercial property	162	22	34	218	5.9
Commercial auto	277	50	65	392	10.7
Workers’ compensation	431	312	120	863	23.5
Specialty packages	81	7	11	99	2.7
Surety and executive risk	90	11	44	145	3.9
Machinery and equipment	4	3	1	8	0.2

Total	$2,097	$779	$804	$3,680	100.0%

At December 31, 2007
Commercial casualty	$1,035	$389	$524	$1,948	55.1%
Commercial property	104	6	29	139	3.9
Commercial auto	276	48	65	389	11.0
Workers’ compensation	426	315	119	860	24.3
Specialty packages	67	1	9	77	2.3
Surety and executive risk	68	2	42	112	3.2
Machinery and equipment	4	3	1	8	0.2

Total	$1,980	$764	$789	$3,533	100.0%

Personal Lines Insurance Segment Reserves

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At June 30, 2008
Personal auto	$141	$(2)	$29	$168	40.6%
Homeowners	77	32	17	126	30.5
Other personal	52	56	11	119	28.9

Total	$270	$86	$57	$413	100.0%

At December 31, 2007
Personal auto	$163	$(4)	$30	$189	48.2%
Homeowners	61	8	14	83	21.0
Other personal	54	54	12	120	30.8

Total	$278	$58	$56	$392	100.0%

Life Insurance Reserves
Gross life policy reserves were $1.523 billion at June 30, 2008, compared with $1.478 billion at year-end 2007, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2007 Annual Report on Form 10-K, Item 7, Life Insurance Reserves, Page 70.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2008	37

Other Matters
Significant Accounting Policies
Our significant accounting policies are discussed in our 2007 Annual Report on Form 10-K, Item 8, Note 1 to the Consolidated Financial Statements, Page 87, and updated in Note 1 to the Condensed Consolidated Financial Statements beginning on Page 7.
In conjunction with those discussions, in the Management’s Discussion and Analysis in the 2007 Annual Report on Form 10-K, management reviewed the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discussed the development and selection of those accounting estimates with the audit committee of the board of directors. We discussed the adoption of SFAS No. 157, Fair Value Measurements, in our first-quarter 2008 Report on Form 10-Q.
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
The fair value (market value) of our investment portfolio was $10.379 billion at June 30, 2008, compared with $12.198 billion at year-end 2007.

	At June 30, 2008		At December 31, 2007
(In millions)	Book value	Fair value	Book value	Fair value

Taxable fixed maturities	$3,384	$3,317	$3,265	$3,284
Tax-exempt fixed maturities	2,610	2,609	2,518	2,564
Common equities	2,197	4,131	2,715	6,020
Preferred equities	368	322	260	229
Short-term investments	0	0	101	101

Total	$8,559	$10,379	$8,859	$12,198

The ratio of investment assets to total assets for the parent company was 23.0 percent at June 30, 2008, compared with 28.4 percent at year-end 2007. At June 30, 2008, the parent company held 30.5 percent of our common stock holdings (measured by fair value).
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
Our bond portfolio has held up well in the current environment. As of June 30, 2008, the bond portfolio was trading at more than 98 percent of its stated par value. It is a diverse mix of taxable and tax-exempt securities, covering a wide range of sectors, industries and maturities. The general level of interest rates rose in the second quarter of 2008, which was partially offset by a tightening of credit spreads.
We have a substantial municipal bond portfolio, selected for yield and quality, consisting of securities backed by general obligations and essential services revenues. Municipal bonds representing about 86.5 percent of that portfolio’s value are insured. Although many of the bond insurers are suffering some well publicized problems, our average underlying ratings are strong for our insured bonds, minimizing our potential downside risk.
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

Cincinnati Financial Corporation
38	Form 10-Q for the quarterly period ended June 30, 2008

value, we believe lower fixed-maturity security values due solely to interest rate changes would not signal a decline in credit quality.
Our dynamic financial planning model uses analytical tools to assess market risks. As part of this model, the effective duration of the fixed-maturity portfolio is continually monitored by our investment department to evaluate the theoretical impact of interest rate movements.
The table below summarizes the effect of hypothetical changes in interest rates on the fixed-maturity portfolio:

	Fair value of
	fixed maturity	100 basis point	100 basis point
(In millions)	portfolio	spread decrease	spread increase

At June 30, 2008	$5,926	$6,251	$5,601

At December 31, 2007	5,848	6,131	5,565
The effective duration of the fixed maturity portfolio is currently 5.5 years, up slightly from year end 2007. A 100 basis point movement in interest rates would result in an approximately 5.5 percent change in the market value of the fixed maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its market value will be to changes in the general level of interest rates, exclusive of call features. The market values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.
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
Short-Term Investments
Our short-term investments consist primarily of commercial paper, demand notes or bonds purchased within one year of maturity. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as taxes. At June 30, 2008, we had no short-term investments.
Equity Investments
Our common stock investments generally are securities with annual dividend yields that meet or exceed that of the overall market and have the potential for future dividend increases. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of the common equities we hold tends to provide a floor to their valuation. A $100 million unrealized change in the value of the common stocks owned at period end would cause a change of $65 million, or approximately 40 cents per share, in our shareholders’ equity.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2008	39

At June 30, 2008, there were 11 holdings in which we held a fair value of at least $100 million compared with 15 holdings at year-end 2007. As the managements of our financial sector holdings have evaluated their dividend levels in light of recent financial and credit market activity, several of our holdings have reduced their dividend rates. As a result, during the first six months of 2008, we sold three former $100+ million common stock holdings — Huntington Bancshares Inc (NASDAQ:HBAN), National City and Wachovia Corporation (NYSE:WB).

	As of and for the six months ended June 30, 2008
				Earned
		Fair	Percent of	dividend
(Dollars in millions)	Cost	value	fair value	income

Fifth Third Bancorp	$185	$685	16.6%	$40
The Procter & Gamble Company	206	457	11.1	6
Exxon Mobil Corporation	42	368	8.8	4
U.S. Bancorp	270	292	7.1	9
PNC Financial Services Group, Inc.	62	269	6.5	6
Johnson & Johnson	220	260	6.3	3
AllianceBernstein Holding L.P.	113	214	5.2	7
Wyeth	62	212	5.1	2
Wells Fargo & Company	128	153	3.7	4
Piedmont Natural Gas Company, Inc.	64	148	3.6	3
Chevron Corporation	56	131	3.2	2
All other common stock holdings	789	942	22.8	23

Total	$2,197	$4,131	100.0%	$109

At June 30, 2008, our unrealized gain on our Fifth Third common shares accounted for 6.9 percent of our shareholders’ equity (after tax) and income from Fifth Third dividends accounted for 14.1 percent of our pretax investment income for the previous six months. On June 30, 2008, the market price of Fifth Third was $10.18 per share.
In July 2008, we sold 35 million shares of our Fifth Third holding as discussed in Investments Results of Operations, Page 32. Fifth Third remains one of our three largest equity investments. At its July 31, 2008, market value, it would account for approximately 4 percent of our invested assets. Almost 85 percent of our Fifth Third holding now is held at our parent company.
Fifth Third Bancorp Holding

	Six months ended June 30,
(In millions except market price data)	2008	2007

Fifth Third Bancorp common stock holding:
Dividends earned	$40	$61
Percent of total net investment income	14.1%	20.5%

	Pro-forma
	At June 30,		At June 30,	At December 31,
	2008		2008	2007

Shares held	32		67	67

Closing market price of Fifth Third	$13.97	(1)	$10.18	$25.13
Book value of holding	50		185	185
Fair value of holding	451		685	1,691
After-tax unrealized gain	261		325	979

Market value as a percent of total equity investments	10.7	%(2)	15.4%	27.1%
Market value as a percent of invested assets	4.4	(2)	6.6	13.8
Market value as a percent of total shareholders’ equity	9.6	(3)	14.6	28.5
After-tax unrealized gain as a percent of total shareholders’ equity	5.5	(3)	6.9	16.5

1)	Fifth Third closing price on July 31, 2008.

2)	Total equity investments and invested assets updated for Fifth Third share sale and market value as of July 31, 2008.

3)	Total shareholder’s equity not updated for Fifth Third share sale and market value as of July 31, 2008.
Our long-term strategy, along with our emphasis on a small group of equities and long-term investment horizon has resulted in concentrations within the portfolio. These investments have built up substantial accumulated unrealized appreciation over a number of years. At June 30, 2008, we held more than 5 percent of two companies: Fifth Third and Piedmont Natural Gas Company.

Cincinnati Financial Corporation
40	Form 10-Q for the quarterly period ended June 30, 2008

Common Stock Portfolio Industry Sector Distribution

	Percent of Publicly Traded Common Stock Portfolio
	At June 30, 2008		At December 31, 2007
	Cincinnati	S&P 500 Industry	Cincinnati	S&P 500 Industry
	Financial	Weightings	Financial	Weightings

Sector:
Financial	41.4%	14.3%	56.2%	17.6%
Healthcare	15.1	11.9	10.2	12.0
Energy	14.4	16.2	11.5	12.9
Consumer Staples	13.4	10.8	10.7	10.2
Utilities	7.1	4.1	4.8	3.6
Consumer Discretionary	3.5	8.1	2.8	8.5
Information Technology	2.9	16.4	1.9	16.8
Industrials	2.1	11.1	1.9	11.5
Materials	0.1	3.8	0.0	3.3
Telecomm Services	0.0	3.3	0.0	3.6

Total	100.0%	100.0%	100.0%	100.0%

Although we sold 35 million shares of Fifth Third in July 2008, our total financial sector holdings continued to account for approximately 40 percent of the market value of our common stock holdings at July 31, 2008, due to market value gains during the month.
Securities Lending Collateral Invested
We participate in a securities lending program under which certain fixed maturities from our investment portfolio are loaned to other institutions for short periods of time. At June 30, 2008, we had fixed maturities with a market value of $520 million on loan. The $510 million in offsetting collateral is shown on our balance sheets as securities lending collateral invested. There is an offsetting securities lending payable of $529 million. In the first half of 2008, we recorded a $19 million pretax valuation adjustment to reflect the decline in the market value of collateral invested for this program.
We are potentially at risk if our ability to return the collateral is compromised because of a material decline in the fair (market) value of the securities in which we have invested the collateral. We discuss the program in Item 1, Note 2, Investments, Securities Lending Program, Page 8.
Unrealized Investment Gains And Losses
At June 30, 2008, unrealized investment gains before taxes totaled $2.034 billion and unrealized investment losses in the investment portfolio amounted to $214 million.
Unrealized Investment Gains
The unrealized gains at June 30, 2008, largely were due to long-term gains from our holdings of Fifth Third common stock, which contributed 24.6 percent of those gains, and from other common stock holdings, including ExxonMobil (NYSE:XOM), PNC Financial Services Group, Inc. (NYSE:PNC), The Procter & Gamble Company (NYSE:PG) and Wyeth (NYSE:WYE), which each contributed more than 5 percent of those gains. As discussed above, we sold 35 million shares of our Fifth Third common stock holding after the end of the second quarter. The shares sold generally were shares with higher book values, which helped reduce the taxable gain. Prior to the sale, the pretax unrealized gain on our Fifth Third holding was $500 million based on the stock’s June 30, 2008, market value. After the sale, the pretax unrealized gain was $401 million, based on the stock’s July 31, 2008, market value.
Unrealized Investment Losses — Potential Other-than-temporary Impairments
We expect the number of securities trading below book value to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, book values for some securities are revised through impairment charges recognized in prior periods.
During the first six months of 2008, a total of 38 securities were written down as other-than-temporarily impaired because of credit concerns that began with the pressure that the fallout from the subprime mortgage crisis has placed on securities in the housing and related industries. The other-than-temporary impairments resulted in a pre-tax, non-cash charge of $278 million for the six months. During the first six months of 2007, no securities were written down.
At June 30, 2008, 1,145 of the 2,121 securities we owned were trading below book value compared with 373 of the 2,053 securities we owned at year-end 2007. The 1,145 holdings trading below book value at June 30, 2008, represented 36.5 percent of fair value of invested assets and $214 million in unrealized

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2008	41

losses. We deem the risk related to securities trading between 70 percent and 100 percent of book value to be relatively minor and at least partially offset by the earned income potential of these investments.
•	1,046 of these holdings were trading between 90 percent and 100 percent of book value. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 1,046 securities was $3.227 billion at June 30, 2008, and they accounted for $88 million in unrealized losses.

•	98 of these holdings were trading between 70 percent and 90 percent of book value at June 30, 2008. The fair value of these holdings was $596 million, and they accounted for $126 million in unrealized losses. These securities, which are being closely monitored, have been affected by a combination of factors including wider credit spreads driven primarily by the distress in the mortgage market, slumping real estate valuations, the effects of a slowing economy and the effects of higher interest rates on longer duration instruments. The majority of these securities are in the financial sector.

•	One security was trading below 70 percent of book value at June 30, 2008. The fair value of that holding was $250,000, and it accounted for $150,000 in unrealized losses. Our impairment committee evaluated this security and believes the change in valuation is temporary.
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
The following table summarizes the investment portfolio by period of time:

	6 Months or less		> 6 - 12 Months		> 12 - 24 Months		> 24 - 36 Months
		Gross		Gross		Gross		Gross
	Number	unrealized	Number	unrealized	Number	unrealized	Number	unrealized
(Dollars in millions)	of issues	gain/loss	of issues	gain/loss	of issues	gain/loss	of issues	gain/loss

At June 30, 2008
Taxable fixed maturities:
Trading below 70% of book value	0	$0	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	252	(37)	39	(14)	56	(27)	68	(27)
Trading at 100% and above of book value	66	4	84	4	27	2	177	28

Total	318	(33)	123	(10)	83	(25)	245	1

Tax-exempt fixed maturities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	613	(19)	3	0	25	(3)	41	(3)
Trading at 100% and above of book value	18	0	224	3	68	2	272	19

Total	631	(19)	227	3	93	(1)	313	16

Common equities:
Trading below 70% of book value	1	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	6	(33)	3	(1)	0	0	0	0
Trading at 100% and above of book value	7	3	1	0	2	24	21	1,941

Total	14	(30)	4	(1)	2	24	21	1,941

Preferred equities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	20	(29)	14	(15)	4	(6)	0	0
Trading at 100% and above of book value	7	1	0	0	1	3	1	0

Total	27	(28)	14	(15)	5	(3)	1	0

Short-term investments:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	0	0	0	0	0	0	0	0
Trading at 100% and above of book value	0	0	0	0	0	0	0	0

Total	0	0	0	0	0	0	0	0

Summary:
Trading below 70% of book value	1	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	891	(118)	59	(30)	85	(36)	109	(30)
Trading at 100% and above of book value	98	8	309	7	98	31	471	1,988

Total	990	$(110)	368	$(23)	183	$(5)	580	$1,958

Cincinnati Financial Corporation
42	Form 10-Q for the quarterly period ended June 30, 2008

The following table summarizes the investment portfolio:

				Gross	Gross
	Number	Book	Fair	unrealized	investment
(Dollars in millions)	of issues	value	value	gain/loss	income

At June 30, 2008
Taxable fixed maturities:
Trading below 70% of book value	0	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	415	1,926	1,821	(105)	51
Trading at 100% and above of book value	354	1,458	1,496	38	44
Securities sold in current year	0	0	0	0	8

Total	769	3,384	3,317	(67)	103

Tax-exempt fixed maturities:
Trading below 70% of book value	0	0	0	0	0
Trading at 70% to less than 100% of book value	682	1,440	1,415	(25)	28
Trading at 100% and above of book value	582	1,170	1,194	24	27
Securities sold in current year	0	0	0	0	0

Total	1,264	2,610	2,609	(1)	55

Common equities:
Trading below 70% of book value	1	0	0	0	0
Trading at 70% to less than 100% of book value	9	359	325	(34)	6
Trading at 100% and above of book value	31	1,838	3,806	1,968	96
Securities sold in current year	0	0	0	0	7

Total	41	2,197	4,131	1,934	109

Preferred equities:
Trading below 70% of book value	0	0	0	0	0
Trading at 70% to less than 100% of book value	38	312	262	(50)	8
Trading at 100% and above of book value	9	56	60	4	2
Securities sold in current year	0	0	0	0	0

Total	47	368	322	(46)	10

Short-term investments:
Trading below 70% of book value	0	0	0	0	0
Trading at 70% to less than 100% of book value	0	0	0	0	0
Trading at 100% and above of book value	0	0	0	0	0
Securities sold in current year	0	0	0	0	1

Total	0	0	0	0	1

Portfolio summary:
Trading below 70% of book value	1	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	1,144	4,037	3,823	(214)	93
Trading at 100% and above of book value	976	4,522	6,556	2,034	169
Investment income on securities sold in current year	0	0	0	0	16

Total	2,121	$8,559	$10,379	$1,820	$278

At December 31, 2007
Portfolio summary:
Trading below 70% of book value	3	$18	$12	$(6)	$0
Trading at 70% to less than 100% of book value	370	2,064	1,882	(182)	92
Trading at 100% and above of book value	1,680	6,777	10,304	3,527	473
Securities sold in current year	0	0	0	0	36

Total	2,053	$8,859	$12,198	$3,339	$601

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2008	43

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures — The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
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
Changes in Internal Control over Financial Reporting - During the three months ended June 30, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
Neither the company nor any of our subsidiaries is involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of its business.
Item 1A. Risk Factors
The following risk factors have changed materially since they were described in our 2007 Annual Report on Form 10-K filed February 29, 2008:
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
Events or conditions that could diminish our agents’ desire to produce business for us and the competitive advantage that our independent agencies enjoy:
•	Downgrade of the financial strength ratings of our insurance subsidiaries. We believe our strong insurer financial strength ratings, in particular the A++ (Superior) rating from A.M. Best for our standard market property casualty insurance subsidiaries, are an important competitive advantage. Only 16 other insurance groups, or 1.6 percent of all rated insurance groups, qualify for the A++, A.M. Best’s highest rating. If our property casualty ratings are downgraded by multiple notches, our agents might find it more difficult to market our products or might choose to emphasize the products of other carriers. See Part 1, Item 2, Measuring our Success in 2008 and Beyond, Page 18, for additional discussion of our financial strength ratings.

•	Concerns that doing business with us is difficult, perceptions that our level of service is no longer a distinguishing characteristic in the marketplace or perceptions that our business practices are not compatible with agents’ business models. This could occur if agents or policyholders believe that we are no longer providing the prompt, reliable personal service that has long been a distinguishing characteristic of our insurance operations.

•	Delays in the development, implementation, performance and benefits of technology projects and enhancements or independent agent perceptions that our technology solutions are inadequate to match their needs. A reduction in the number of independent agencies marketing our products, the failure of agencies to successfully market our products or the choice of agencies to reduce their writings of our products could affect

Cincinnati Financial Corporation
44	Form 10-Q for the quarterly period ended June 30, 2008

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
Please see our 2007 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 1, for a discussion of our relationships with independent insurance agents.
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
Our geographic concentration ties our performance to business, economic, environmental and regulatory conditions in certain states. We market our property casualty insurance products in 34 states, but our business is concentrated in the Midwest and Southeast. We also have exposure in states where we do not actively market insurance when clients of our independent agencies have businesses or properties in multiple states.
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
Our overall results could be affected if a significant portion of our commercial lines policyholders, including those purchasing surety bonds, are adversely affected by marked or prolonged economic downturns and events such as a downturn in construction and related sectors, tightening credit markets, and higher fuel costs. Such events could make it more difficult for policyholders to finance new projects, complete projects or expand their businesses, leading to lower premiums from reduced payrolls and sales and lower purchases of

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2008	45

equipment and vehicles. These events could also cause claims, including surety claims, to increase due to a policyholder’s inability to secure necessary financing to complete projects. Such economic downturns and events could have a greater impact in the construction sector where we have a concentration of risks and in geographic areas that are hardest hit by economic downturns.
Our ability to realize our investment objectives could affect our financial condition, our results of operations or our cash flows.
We invest premiums received from policyholders and other available cash to generate investment income and capital appreciation, maintaining sufficient liquidity to pay covered claims and operating expenses, service our debt obligations and pay dividends. At June 30, 2008, our investment portfolio was $10.379 billion, or 70.0 percent, of our total assets.
Investment income is an important component of our revenues and net income. The ability to achieve our investment objectives is affected by factors that are beyond our control, such as inflation, economic growth, interest rates, world political conditions, terrorism attacks or threats, adverse events affecting other companies in our industry or the industries in which we invest, market events leading to credit constriction and other widespread unpredictable events. These events may adversely affect the economy generally and could cause our investment income or the value of securities we own to decrease. A significant decline in our investment income could have an adverse effect on our net income, and thereby on our shareholders’ equity and our policyholders’ surplus. For more detailed discussion of risks associated with our investments, please refer to Item 3, Qualitative and Quantitative Disclosures About Market Risk, Page 38.
Our investment performance also could suffer because of the types or concentrations of investments, industry groups and/or individual securities in which we choose to invest. Market value changes related to these choices could cause a material change in our financial condition or results of operations.
For the six months ended June 30, 2008, common stock holdings made up 21.2 percent of our investment portfolio. Of those equities, 41.4 percent were in financial sector companies. Adverse news or events affecting the equity markets, and this sector specifically, such as unfavorable developments related to housing and credit, could affect our net income, book value and overall results as well as our ability to pay our common stock dividend. See Item 2, Investments Results of Operations, Page 32, and Item 3, Qualitative and Quantitative Disclosures About Market Risk, Page 38, for discussion of our investment activities including sales of equity securities that reduced our financial sector concentration.
Please refer to Item 1A, Risk Factors of our 2007 Annual Report on Form 10-K for our complete set of Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The board of directors has authorized share repurchases since 1996. We discuss the board authorization in our 2007 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Uses of Capital, Page 64. We did not sell any of our shares that were not registered under the Securities Act during the first six months of 2008. In the first six months of 2008, we repurchased a total of 3.8 million shares. In January 2008, we acquired 71,003 shares to settle the accelerated share repurchase program authorized in October 2007.

			Total number of shares	Maximum number of
	Total number	Average	purchased as part of	shares that may yet be
	of shares	price paid	publicly announced	purchased under the
Month	purchased	per share	plans or programs	plans or programs

January 1-31, 2008	71,003	$0.00	71,003	12,293,608
February 1-29, 2008	1,192,197	37.51	1,192,197	11,101,411
March 1-31, 2008	1,736,800	37.15	1,736,800	9,364,611
April 1-30, 2008	0	0.00	0	9,364,611
May 1-31, 2008	750,957	35.88	750,000	8,614,611
June 1-30, 2008	71,003	34.59	71,003	8,543,608

Totals	3,821,960	36.28	3,821,003

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

Cincinnati Financial Corporation
46	Form 10-Q for the quarterly period ended June 30, 2008

All of the publicly announced plan repurchases in the table above were made under the expansion announced in October 2007 of our 2005 program. Neither the 2005 nor 1999 program had an expiration date, but no further repurchases will occur under the 1999 program.
Item 3. Defaults upon Senior Securities
We have not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.
Item 4. Submission of Matters to a Vote of Security Holders
The registrant held its Annual Meeting of Shareholders on May 3, 2008, for which the board of directors solicited proxies.
The following nominee named in the registrant’s Proxy Statement was elected for a term expiring in 2010:

Shares (in millions)	For	Withheld

Larry R. Webb, CPCU	131	4
The following nominees named in the registrant’s Proxy Statement were elected for terms expiring in 2011:

Shares (in millions)	For	Withheld

Kenneth C. Lichtendahl	132	3
W. Rodney McMullen	134	1
Thomas R. Schiff	132	3
John F. Steele, Jr.	134	1
Nine additional directors serve on the board with terms of office continuing after the 2008 Annual Meeting of Shareholders. William F. Bahl, CFA, James E. Benoski,* Gretchen W. Price, Kenneth W. Stecher,** John J. Schiff, Jr.,* CPCU, and E. Anthony Woods are serving terms to expire in 2009. Gregory T. Bier, CPA (Ret.), Dirk J. Debbink*** and Douglas S. Skidmore are serving terms to expire in 2010.
Shareholders ratified the selection of Deloitte & Touche LLP as the company’s independent registered public accounting firm for 2008.

Shares (in millions)
For	Against	Abstain

133	1	1
Shareholders ratified management’s proposal to amend Cincinnati Financial Corporation’s Code of Regulations.

Shares (in millions)
For	Against	Abstain

132	1	2

*	On June 16, 2008, we announced that James E. Benoski and John J. Schiff Jr., CPCU, retained the roles of vice chairman and chairman, respectively.

**	On June 16, 2008, we announced that Kenneth W. Stecher was appointed to the board of directors effective July 1, 2008, in conjunction with his promotion to president and chief executive officer.

***	On July 3, 2008, we announced that Dirk J. Debbink, a company director since 2004, had been appointed Vice Admiral and Chief of Navy Reserve, U.S. Navy. Debbink was recalled to active military duty in Washington, D.C., and confirmed by the U.S. Senate effective June 27, 2008. He tendered his resignation from the Cincinnati Financial board of directors, effective June 30, 2008.
Item 5. Other Information
None.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2008	47

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1A	Amended Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 1999 Annual Report on Form 10-K dated March 23, 2000) (File No. 000-04604)

3.1B	Amendment to Article Fourth of Amended Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to Exhibit 3(i) filed with the company’s Current Report on Form 8-K dated July 15, 2005)

3.2	Regulations of Cincinnati Financial Corporation (incorporated by reference to the company’s Definitive Proxy Statement dated March 2, 1992, Exhibit 2) (File No. 000-04604)

4.1	Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034)

4.2	Supplemental Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034)

4.3	Second Supplemental Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated May 9, 2005, filed with respect to the completion of the company’s exchange offer and rescission offer for its 6.90% senior debentures due 2028)

4.4	Form of 6.125% Exchange Note Due 2034 (included in Exhibit 4.2)

4.5	Form of 6.92% Debentures Due 2028 (included in Exhibit 4.3)

4.6	Indenture with the First National Bank of Chicago (subsequently assigned to The Bank of New York Trust Company) (incorporated by reference to the company’s registration statement on Form S-3 effective May 22, 1998 (File No. 333-51677))

4.7	Form of 6.90% Debentures Due 2028 (included in Exhibit 4.6)

10.1	Agreement with Messer Construction (incorporated by reference to the company’s 2004 Annual Report on Form 10-K dated March 11, 2005)

10.2	2003 Non-Employee Directors’ Stock Plan (incorporated by reference to the company’s Definitive Proxy Statement dated March 21, 2005)

10.3	Cincinnati Financial Corporation Stock Option Plan No. VI (incorporated by reference to the company’s Definitive Proxy Statement dated March 1, 1999) (File No. 000-04604)

10.4	Cincinnati Financial Corporation Stock Option Plan No. VII (incorporated by reference to the company’s Definitive Proxy Statement dated March 8, 2002) (File No. 000-04604)

10.5	Standard Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. VI (incorporated by reference to the company’s 2004 Annual Report on Form 10-K dated March 11, 2005)

10.6	Cincinnati Financial Corporation 2006 Incentive Compensation Plan (incorporated by reference to the company’s Definitive Proxy Statement dated March 30, 2007)

10.7	Cincinnati Financial Corporation 2006 Stock Compensation Plan (incorporated by reference to the company’s Definitive Proxy Statement dated March 30, 2007)

10.8	Standard Form of Combined Incentive/Nonqualified Stock Option for Stock Option Plan VI (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated July 15, 2005)

10.9	364-Day Credit Agreement by and among Cincinnati Financial Corporation and CFC Investment Company, as Borrowers, and Fifth Third Bank, as Lender (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated May 31, 2005)

10.10	Director and Named Executive Officer Compensation Summary (incorporated by reference to the company’s Definitive Proxy Statement dated March 30, 2007)

10.11	Executive Compensation Arrangements November 2007 (incorporated by reference to Item 5.02 of the company’s Current Report on Form 8-K dated November 14, 2007)

10.12	Executive Compensation Arrangements November 2006 (incorporated by reference to Item 5.02 of the company’s Current Report on Form 8-K dated November 24, 2006)

Cincinnati Financial Corporation
48	Form 10-Q for the quarterly period ended June 30, 2008

Exhibit No.	Exhibit Description
10.13	Amendment No. 1 to Credit Agreement by and among Cincinnati Financial Corporation and CFC investment Company, as Borrower, and Fifth Third Bank, as lender (incorporated by reference to Exhibit 10.01 filed with the company’s Current Report on Form 8-K dated May 26, 2006)

10.14	Cincinnati Financial Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.17 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.15	Standard Form of Incentive Stock Option Agreement for Stock Option Plan VII (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated October 20, 2006)

10.16	Standard Form of Nonqualified Stock Option Agreement for Stock Option Plan VII (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated October 20, 2006)

10.17	Standard Form of Incentive Stock Option Agreement for the 2006 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated October 20, 2006)

10.18	Standard Form of Nonqualified Stock Option Agreement for the 2006 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated October 20, 2006)

10.19	Restricted Stock Unit Agreement for John J. Schiff, Jr., dated January 31, 2007(incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated January 31, 2007)

10.20	Restricted Stock Unit Agreement for James E. Benoski, dated January 31, 2007 (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated January 31, 2007)

10.21	Restricted Stock Unit Agreement for Jacob F. Scherer, Jr., dated January 31, 2007 (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated January 31, 2007)

10.22	Restricted Stock Unit Agreement for Kenneth W. Stecher, dated January 31, 2007 (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated January 31, 2007)

10.23	Restricted Stock Unit Agreement for Thomas A. Joseph, dated January 31, 2007 (incorporated by reference to Exhibit 10.5 filed with the company’s Current Report on Form 8-K dated January 31, 2007)

10.24	Form of Restricted Stock Unit Agreement for the Cincinnati Financial Corporation 2006 Stock Compensation Plan (service-based) (incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K dated January 31, 2007, as amended)

10.25	Form of Restricted Stock Unit Agreement for use under the Cincinnati Financial Corporation 2006 Stock Compensation Plan (performance-based) (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated November 14, 2007)

10.26	Form of Incentive Compensation Agreement for the Cincinnati Financial Corporation 2006 Incentive Compensation Plan (performance-based) (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated March 19, 2007)

10.27	Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, The Huntington National Bank and LaSalle Bank National Association, among others, dated July 2, 2007 (incorporated by reference to Exhibit 10.01 filed with the company’s Current Report on Form 8-K dated June 30, 2007)

10.28	Second Amended and Restated Discretionary Line of Credit Note with PNC Bank, National Association dated July 12, 2007 (incorporated by reference to Exhibit 10.27 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007) as renewed pursuant to the Offer and Acceptance of terms to renew $75 million unsecured line of credit with PNC Bank, N.A., effective June 30, 2008 (incorporated by reference to Exhibit 10.01 filed with the company’s Current Report on Form 8-K dated July 9, 2008)

10.29	Secondary Block Trade Agreement between The Cincinnati Insurance Company and UBS Securities LLC, dated October 23, 2007 (incorporated by reference to Exhibit 10.29 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.30	Purchase Agreement (Tranche 1 of 4) between Cincinnati Financial Corporation and UBS AG, London Branch, acting through UBS Securities LLC as agent, dated October 24, 2007 (incorporated by reference to Exhibit 10.30 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.31	Purchase Agreement (Tranche 2 of 4) between Cincinnati Financial Corporation and UBS AG, London Branch, acting through UBS Securities LLC as agent, dated October 24, 2007 (incorporated by reference to Exhibit 10.31 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.32	Purchase Agreement (Tranche 3 of 4) between Cincinnati Financial Corporation and UBS AG, London Branch, acting through UBS Securities LLC as agent, dated October 24, 2007 (incorporated by reference to Exhibit 10.32 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2008	49

Exhibit No.	Exhibit Description
10.33	Purchase Agreement (Tranche 4 of 4) between Cincinnati Financial Corporation and UBS AG, London Branch, acting through UBS Securities LLC as agent, dated October 24, 2007 (incorporated by reference to Exhibit 10.33 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.34	Stock Purchase Agreement between Cincinnati Financial Corporation and the E. Perry Webb Marital Trust, dated September 5, 2007 (incorporated by reference to Exhibit 10.34 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.35	Restricted Stock Unit Agreement for John J. Schiff, Jr. dated February 18, 2008 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated February 20, 2008)

10.36	Restricted Stock Unit Agreement for James E. Benoski dated February 18, 2008 (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated February 20, 2008)

10.37	Restricted Stock Unit Agreement for Jacob F. Scherer, Jr. dated February 18, 2008 (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated February 20, 2008)

10.38	Restricted Stock Unit Agreement for Kenneth W. Stecher dated February 18, 2008 (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated February 20, 2008)

10.39	Restricted Stock Unit Agreement for Thomas A. Joseph dated February 18, 2008 (incorporated by reference to Exhibit 10.5 filed with the company’s Current Report on Form 8-K dated February 20, 2008)

10.40	Form of Performance based Restricted Stock Unit Agreement for the Cincinnati Financial Corporation 2006 Stock Compensation Plan (performance-based) (incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K dated February 20, 2008)

10.41	Unwritten arrangement with Lehman Brothers Inc. to sell 35,000,000 shares of Fifth Third Stock held by the Cincinnati Financial Corporation (incorporated by reference to the further description of the arrangement set forth on the company’s Current Report on Form 8-K dated July 25, 2008)

11	Statement re: Computation of per share earnings for the three months ended March 31, 2008, contained in Exhibit 11 of this report

31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 — Chief Executive Officer

31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 — Chief Financial Officer

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: August 6, 2008

/S/ Eric N. Mathews, CPCU, AIAF
Eric N. Mathews
Vice President, Assistant Secretary and Assistant Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation
50	Form 10-Q for the quarterly period ended June 30, 2008