Form 10-Q
period 2008-09-30
CINCINNATI FINANCIAL CORP
filed 2008-10-29
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2008.

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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐ Yes ☑ No
As of October 24, 2008, there were 162,382,939 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

Cincinnati Financial Corporation
2	Form 10-Q for the quarterly period ended September 30, 2008

Part I — Financial Information
Item 1. Financial Statements (unaudited)
Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in millions except per share data)	2008	2007

ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2008—$5,943; 2007—$5,783) (includes securities pledged to creditors: 2008—$0; 2007—$745)	$5,729	$5,848
Equity securities, at fair value (cost: 2008—$2,400; 2007—$2,975)	4,137	6,249
Short-term investments, at fair value (amortized cost: 2008—$212; 2007—$101)	212	101
Other invested assets	82	63

Total investments	10,160	12,261

Cash and cash equivalents	347	226
Securities lending collateral invested	0	760
Investment income receivable	96	124
Finance receivable	74	92
Premiums receivable	1,103	1,107
Reinsurance receivable	846	754
Prepaid reinsurance premiums	13	13
Deferred policy acquisition costs	501	461
Land, building and equipment, net, for company use (accumulated depreciation: 2008—$290; 2007—$276)	235	239
Other assets	381	72
Separate accounts	547	528

Total assets	$14,303	$16,637

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$4,166	$3,967
Life policy reserves	1,553	1,478
Unearned premiums	1,583	1,564
Securities lending payable	0	760
Other liabilities	671	574
Deferred income tax	236	977
Note payable	69	69
6.125% senior notes due 2034	371	371
6.9% senior debentures due 2028	28	28
6.92% senior debentures due 2028	392	392
Separate accounts	547	528

Total liabilities	9,616	10,708

Commitments and contingent liabilities (Note 6)	—	—

SHAREHOLDERS’ EQUITY
Common stock, par value—$2 per share; (authorized: 2008—500 million shares, 2007—500 million shares; issued: 2008—196 million shares, 2007—196 million shares)	393	393
Paid-in capital	1,063	1,049
Retained earnings	3,482	3,404
Accumulated other comprehensive income	956	2,151
Treasury stock at cost (2008—34 million shares, 2007—30 million shares)	(1,207)	(1,068)

Total shareholders’ equity	4,687	5,929

Total liabilities and shareholders’ equity	$14,303	$16,637

Accompanying notes are an integral part of these statements.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2008	3

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Income

	Three months ended September 30,		Nine months ended September 30,
(In millions except per share data)	2008	2007	2008	2007

REVENUES
Earned premiums
Property casualty	$751	$777	$2,262	$2,348
Life	30	34	93	99
Investment income, net of expenses	130	152	412	451
Realized investment gains and losses	272	16	28	370
Other income	3	3	11	15

Total revenues	1,186	982	2,806	3,283

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	563	559	1,693	1,533
Commissions	130	136	428	466
Other operating expenses	108	90	292	266
Taxes, licenses and fees	16	18	52	57
Increase in deferred policy acquisition costs	(1)	6	(18)	(17)
Interest expense	14	13	39	39

Total benefits and expenses	830	822	2,486	2,344

INCOME BEFORE INCOME TAXES	356	160	320	939

PROVISION (benefit) FOR INCOME TAXES
Current	140	32	146	265
Deferred	(31)	4	(94)	5

Total provision for income taxes	109	36	52	270

NET INCOME	$247	$124	$268	$669

PER COMMON SHARE
Net income—basic	$1.51	$0.72	$1.64	$3.89
Net income—diluted	1.50	0.72	1.64	3.86
Accompanying notes are an integral part of this statement.

Cincinnati Financial Corporation
4	Form 10-Q for the quarterly period ended September 30, 2008

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Shareholders’ Equity

	Nine months ended September 30,
(In millions)	2008	2007

COMMON STOCK
Beginning of year	$393	$391
Stock options exercised	0	1

End of period	393	392

PAID-IN CAPITAL
Beginning of year	1,049	1,015
Stock options exercised	4	13
Share-based compensation	9	11
Other	1	2

End of period	1,063	1,041

RETAINED EARNINGS
Beginning of year	3,404	2,786
Cumulative effect of change in accounting for hybrid financial securities	0	5
Cumulative effect of change in accounting for uncertain tax positions	0	(1)

Adjusted beginning of year	3,404	2,790
Net income	268	669
Dividends declared	(190)	(182)

End of period	3,482	3,277

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	2,151	3,379
Cumulative effect of change in accounting for hybrid financial securities	0	(5)

Adjusted beginning of year	2,151	3,374
Other comprehensive income (loss), net	(1,195)	(639)

End of period	956	2,735

TREASURY STOCK
Beginning of year	(1,068)	(763)
Purchases	(139)	(144)

End of period	(1,207)	(907)

Total shareholders’ equity	$4,687	$6,538

COMMON STOCK — NUMBER OF SHARES OUTSTANDING
Beginning of year	166	173
Purchase of treasury shares	(4)	(3)

End of period	162	170

COMPREHENSIVE INCOME (LOSS)
Net income	$268	$669
Unrealized investment gains and losses during the period	(1,842)	(989)
Other	0	4
Taxes on other comprehensive income	647	346

Total comprehensive income (loss)	$(927)	$30

Accompanying notes are an integral part of this statement.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2008	5

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Cash Flows

	Nine months ended September 30,
(In millions)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$268	$669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	27	26
Realized gains on investments	(28)	(370)
Share-based compensation	9	11
Interest credited to contract holders	28	25
Changes in:
Investment income receivable	28	(2)
Premiums and reinsurance receivable	(88)	(94)
Deferred policy acquisition costs	(18)	(17)
Other assets	4	(6)
Loss and loss expense reserves	199	135
Life policy reserves	71	71
Unearned premiums	19	40
Other liabilities	(30)	28
Deferred income tax	(94)	5
Current income tax	87	(1)

Net cash provided by operating activities	482	520

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	119	267
Call or maturity of fixed maturities	933	330
Sale of equity securities	1,036	602
Collection of finance receivables	29	28
Purchase of fixed maturities	(1,346)	(792)
Purchase of equity securities	(591)	(626)
Change in short-term investments, net	(110)	60
Investment in buildings and equipment, net	(28)	(51)
Investment in finance receivables	(12)	(18)
Change in other invested assets, net	(14)	1
Change in securities lending collateral invested	741	(768)

Net cash provided by (used in) investing activities	757	(967)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(186)	(180)
Purchase of treasury shares	(139)	(144)
Increase in notes payable	0	20
Proceeds from stock options exercised	4	14
Contract holder funds deposited	13	12
Contract holder funds withdrawn	(46)	(59)
Change in securities lending payable	(760)	768
Other	(4)	(3)

Net cash provided by (used in) financing activities	(1,118)	428

Net increase (decrease) in cash and cash equivalents	121	(19)
Cash and cash equivalents at beginning of year	226	202

Cash and cash equivalents at end of period	$347	$183

Supplemental disclosures of cash flow information:
Interest paid (net of capitalized interest: 2008—$3; 2007—$2)	$26	$26
Income taxes paid	58	264
Non-cash activities:
Conversion of securities	$3	$108
Equipment acquired under capital lease obligations	0	7
Accompanying notes are an integral part of these statements.

Cincinnati Financial Corporation
6	Form 10-Q for the quarterly period ended September 30, 2008

Notes To Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 — Accounting Policies
The condensed consolidated financial statements include the accounts of Cincinnati Financial Corporation and its consolidated subsidiaries, each of which is wholly owned. The statements are presented in conformity with accounting principles generally accepted in the United States of America (GAAP). All significant intercompany balances and transactions have been eliminated in consolidation.
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
Our September 30, 2008, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals that are necessary for fair presentation. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.
Recent Accounting Pronouncements
SFAS No. 157, Fair Value Measurements
In October 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 provides key considerations when determining fair value for financial assets that are not active. In February 2008, the FASB issued FSP No. 157-2, Fair Value Measurement. FSP No. 157-2 and FSP No. 157-3 are amendments of Statement of Financial Accounting Standards (SFAS) No. 157, issued in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure about fair value measurements.
SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. We partially adopted SFAS No. 157 in the first quarter of 2008. We elected to defer SFAS No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities until January 1, 2009, as permitted under FSP No. 157-2. We did not have a cumulative-effect adjustment to beginning retained earnings as a result of the adoption of SFAS No. 157.
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
SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 also requires cross-referencing within the footnotes to assist the users of financial statements in identifying significant information about derivative instruments. The effective date of SFAS No. 161 is the company’s fiscal year beginning January 1, 2009.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2008	7

NOTE 2 — Investments
Fixed maturities (bonds and redeemable preferred stocks), equity securities (common and non-redeemable preferred stocks) and short-term investments have been classified as available for sale and are stated at fair values at September 30, 2008, and December 31, 2007.
At September 30, 2008, unrealized investment gains before taxes totaled $1.861 billion and unrealized investment losses in the investment portfolio amounted to $338 million. The unrealized gains were largely due to long-term gains from our common stock portfolio. Holdings that contributed 10 percent or more of the $1.861 billion in gains were: Exxon Mobil Corporation (NYSE:XOM), Fifth Third Bancorp (NASDAQ:FITB), PNC Financial Services Group, Inc. (NYSE:PNC) and The Procter & Gamble Company (NYSE:PG).
The change in unrealized gains and losses on investments, net of taxes, described in the following table, is included in other comprehensive income and shareholders’ equity. During the three and nine months ended September 30, 2008, we recognized $8 million and $13 million in realized investment losses related to current period changes in valuation of our hybrid securities. At September 30, 2008, we had $118 million of hybrid securities included in fixed maturities that now are accounted for under SFAS No. 155.
The change in fixed maturities unrealized gains and losses for the three and nine months ended September 30, 2008 and 2007, was largely due to fair value fluctuations in the fixed maturity portfolio, which were driven primarily by widening credit spreads. At September 30, 2008, 1,438 of the 2,156 securities we owned were trading below book value compared with 373 of the 2,053 securities we owned at year-end 2007. The 1,438 holdings trading below book value at September 30, 2008, represented 46.9 percent of fair value of invested assets and $338 million in unrealized losses. The increase largely was due to a greater number of fixed-maturity investments trading below book value. We deem the risk related to these securities to be relatively minor and at least partially offset by the earned income potential of these investments.
Equity securities unrealized gains declined for the three and nine months ended September 30, 2008, primarily because of equity security market value fluctuations and the realization of gains through the sale of 38 million shares of our holdings of Fifth Third common stock along with sales of other financial and non-financial common stock holdings. During the three and nine months ended September 30, 2008, we recognized $121 million and $400 million in other-than-temporary impairment charges.
Third-quarter impairment charges represented 1.2 percent of invested assets and included $47 million to write down preferred shares of Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Impairments of equity securities accounted for more than 80 percent of total nine-month other-than-temporary impairment charges, reflecting the portfolio mix, the historic weighting in financial sector securities and the unprecedented decline in overall stock market values during 2008. Equity securities unrealized gains declined for the three and nine months ended September 30, 2007, primarily because of the sale of common stock holdings and declines in the market value of equity holdings. During the three and nine months ended September 30, 2007, we recognized $1 million and $2 million in other-than-temporary impairment charges.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2008	2007	2008	2007

Change in unrealized investment gains and losses and other summary:
Fixed maturities	$(147)	$60	$(280)	$(30)
Equity securities	(150)	(488)	(1,536)	(959)
Adjustment to deferred acquisition costs and life policy reserves	8	(1)	13	1
Pension obligations	0	1	1	2
Other	(30)	0	(40)	1
Income taxes on above	112	150	647	346

Total	$(207)	$(278)	$(1,195)	$(639)

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
Securities Lending Program
In 2006, we began actively participating in a securities lending program under which certain fixed-maturity securities from our investment portfolio were loaned to other institutions for short periods of time. We required cash collateral in excess of the market value of the loaned securities. The collateral received was invested in accordance with our guidelines in high-quality, short-duration funds to generate additional investment income. The market value of the loaned securities was monitored on a daily basis and additional collateral was added or refunded as the market value of the loaned securities changed. The program was accounted for as a

Cincinnati Financial Corporation
8	Form 10-Q for the quarterly period ended September 30, 2008

secured borrowing; therefore, the collateral was recognized as an asset and was classified as securities lending collateral invested, with a corresponding liability for the obligation to return the collateral.
During the third quarter of 2008, we terminated the program. At September 30, 2008, we had no fixed maturities on loan compared with $760 million on loan at year-end 2007.
In conjunction with the termination of the program, we returned the offsetting collateral. We returned $64 million of cash in lieu of $45 million book value of Alt-A, residential collateralized mortgage obligations (CMOs), which were included in fixed maturities as of September 30, 2008. In the first nine months of 2008, these CMOs had fair value adjustments of $19 million. The CMOs were an investment made by one of the short-duration funds, which subsequently dissolved and distributed the assets to its investors. When we terminated the securities lending program, we chose to retain the CMOs rather than sell them at what we felt were distressed prices in an illiquid market.
NOTE 3 — Reinsurance
Our statements of income include earned consolidated property casualty insurance premiums on assumed and ceded business:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2008	2007	2008	2007

Direct earned premiums	$799	$815	$2,389	$2,462
Assumed earned premiums	3	6	8	16
Ceded earned premiums	(51)	(44)	(135)	(130)

Net earned premiums	$751	$777	$2,262	$2,348

Our statements of income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2008	2007	2008	2007

Direct incurred loss and loss expenses	$598	$534	$1,715	$1,511
Assumed incurred loss and loss expenses	2	6	2	10
Ceded incurred loss and loss expenses	(78)	(17)	(138)	(86)

Net incurred loss and loss expenses	$522	$523	$1,579	$1,435

Our statements of income include earned life insurance premiums on assumed and ceded business:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2008	2007	2008	2007

Direct earned premiums	$43	$44	$131	$129
Assumed earned premiums	0	0	0	0
Ceded earned premiums	(13)	(10)	(38)	(30)

Net earned premiums	$30	$34	$93	$99

Our statements of income include life insurance contract holder benefits incurred on assumed and ceded business:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2008	2007	2008	2007

Direct contract holders benefits incurred	$54	$46	$148	$128
Assumed contract holders benefits incurred	0	0	0	0
Ceded contract holders benefits incurred	(13)	(10)	(34)	(30)

Net contract holders benefits incurred	$41	$36	$114	$98

NOTE 4 — Employee Benefits
The following summarizes the components of net periodic costs for our qualified and supplemental pension plans:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2008	2007	2008	2007

Service cost	$4	$6	$12	$15
Interest cost	4	4	13	12
Expected return on plan assets	(4)	(4)	(12)	(11)
Amortization of actuarial loss (gain), prior service cost and transition asset	0	1	1	2
Curtailment	3	0	3	0

Net periodic benefit cost	$7	$7	$17	$18

In the third quarter, we changed the form of retirement benefit we offer associates to a 401(k) plan with company match from a qualified defined benefit pension plan. Effective June 30, 2008, we froze entry into the pension plan, and only participants 40 years of age or older on August 31, 2008, could elect to continue to participate. For participants remaining in the pension plan, the company will continue to contribute to fund

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2008	9

future benefit obligations. We contributed $10 million to the pension plan during the nine months ended September 30, 2008, and we currently anticipate contributing an additional $1 million during the fourth quarter. The fourth-quarter contribution amount may vary due to fluctuations in the capital markets.
For participants leaving the pension plan, benefit accruals were frozen effective August 31, 2008. The company plans to transfer $60 million of the pension plan’s accumulated benefit obligation to an intermediary spin-off plan to facilitate the partial curtailment and settlement for these participants. A curtailment charge of $3.0 million was included in results of operations for the third quarter of 2008.
During the fourth quarter of 2008, pursuant to SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, we anticipate an expense of approximately $26 million in the consolidated statement of income to recognize a settlement loss associated with the partial termination of the qualified pension plan. Included in the charge is the anticipated contribution of approximately $24 million to complete funding of benefits that will be distributed in the fourth quarter to participants leaving the qualified pension plan.
The company began making matching contributions to our sponsored 401(k) plan during September 2008. The company contributed less then $1 million during the third quarter of 2008 to the 401(k) plan. Associates who are not accruing benefits under the pension plan are eligible to receive the company match of up to 6 percent of cash compensation.
NOTE 5 — Equity Compensation Plans
We currently have four equity compensation plans that together permit us to grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Cincinnati Financial Corporation 2006 Stock Compensation Plan also gives us the flexibility to make grants to associates of any type of stock-based awards, subject to performance-based criteria, to directly link compensation to performance. We currently grant incentive stock options, non-qualified stock options, service-based restricted stock units and performance-based restricted stock units under our plans. One of our equity compensation plans permits us to grant common stock to our outside directors as discussed in our 2008 Proxy Statement.
A total of 16,725,250 shares are authorized to be granted under the shareholder-approved plans. At September 30, 2008, 8,974,266 shares were available for future issuance under the plans. We currently issue new shares for option exercises.
Our pretax and after-tax share-based compensation costs are summarized below:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2008	2007	2008	2007

Share-based compensation cost	$3	$3	$9	$11
Income tax benefit	1	0	3	2

Share-based compensation cost after tax	$2	$3	$6	$9

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

	Nine months ended September 30,
	2008	2007

Weighted — average expected term	7-8 years	5-7 years
Expected volatility	20.58- 24.67%	18.29 - 24.14%
Dividend yield	3.99-6.22%	3.33%
Risk-free rates	3.29-3.84%	4.8-4.81%

As of September 30, 2008, there was $15 million of unrecognized compensation cost related to non-vested awards that we expect to recognize over a weighted-average period of two years.

Cincinnati Financial Corporation
10	Form 10-Q for the quarterly period ended September 30, 2008

Here is a summary of option information:

		Weighted-
		average	Aggregate
		exercise	intrinsic
(Shares in thousands)	Shares	price	value

2008
Outstanding at beginning of year	10,480	$36.86
Granted	775	38.64
Exercised	(119)	31.40
Forfeited	(1,069)	36.59

Outstanding at end of period	10,067	37.09	$1

Options exercisable at end of period	8,521	36.22	$1
Weighted-average fair value of options granted during the period		7.41

(Shares in thousands)	Options outstanding			Options exercisable
		Weighted-average	Weighted-		Weighted-
		remaining	average		average
Range of exercise prices	Shares	contractual life	exercise price	Shares	exercise price

$25.00 to $29.99	824	1.41 yrs	$26.95	816	$26.97
$30.00 to $34.99	3,787	2.78 yrs	32.92	3,787	32.92
$35.00 to $39.99	2,254	6.16 yrs	38.53	1,503	38.40
$40.00 to $44.99	1,924	6.83 yrs	42.55	1,555	42.01
$45.00 to $49.99	1,278	7.26 yrs	45.26	860	45.26

Total	10,067	4.77 yrs	37.09	8,521	36.22

Restricted Stock Units
Service-based and performance-based restricted stock units are granted to associates at fair market value on the date of grant. Service-based restricted stock units vest as a unit three years after the date of grant, while performance-based restricted stock units vest on the first day of March after a three-calendar year performance period, if certain performance targets are attained. As of September 30, 2008, management assumed for accounting purposes that performance targets used for the restricted stock unit awards would not be met.
The fair value of the restricted stock unit awards was determined based on the fair value on the date of grant less the present value of the dividends that holders of restricted stock units will not receive on the shares underlying the restricted stock units during the vesting period.
Here is a summary of restricted stock unit information:

	Service -	Weighted -	Performance -	Weighted -
	based	average grant-	based	average grant-
	nonvested	date fair	nonvested	date fair
(Shares in thousands)	shares	value	shares	value

Nonvested at January 1, 2008	162	$40.74	35	$40.74
Granted	227	34.70	47	32.61
Vested	(2)	37.65	(1)	36.47
Forfeited	(7)	37.61	0	0.00

Nonvested at September 30, 2008	380	37.20	81	36.04

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
NOTE 7 — Income Taxes
On January 1, 2007, we adopted the provisions of FIN 48. As of December 31, 2007, we had gross unrecognized tax benefits (FIN 48 liability) of $14.2 million. Details about our FIN 48 liability are found in our 2007 Annual Report on Form 10-K, Item 8, Note 10 of the Consolidated Financial Statements, Page 98.
During 2008, our unrecognized tax benefits as a result of tax positions taken during prior years increased $2.8 million, our unrecognized tax benefits as a result of tax positions taken in the current year increased $1.6

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2008	11

million and our unrecognized tax benefits for settlements with taxing authorities decreased $2.8 million. Our total FIN 48 liability as of September 30, 2008, was $15.8 million. In May 2008, the IRS presented us with preliminary adjustments related to the valuation of our loss reserves for tax years 2005 and 2006. Upon evaluation of the IRS preliminary adjustments, management refined certain assumptions used to calculate the unrecognized tax benefits associated with this issue, resulting in a revised measurement of the unrecognized tax benefits for both current and prior years. During the three and nine months ended September 30, 2008, there have been no changes to any assumptions about the amount of our FIN 48 liability that may be settled with the IRS in the next 12 months related to tax years 2005 to 2006.
NOTE 8 — SFAS No. 157, Fair Value Measurements
We adopted SFAS No. 157 in the first quarter of 2008. Our investment portfolio is subject to SFAS No. 157 disclosure requirements for interim reporting. Our year-end 2008 reporting will include disclosure for the investment portfolio as well as the fair value measurement framework for all SFAS No. 107 disclosures.
Fair Value Hierarchy
In accordance with SFAS No. 157, we categorized our financial instruments, based on the priority of the observable and market-based data for each valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical asses or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3).
When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest observable input that has a significant impact on fair value measurement is used.
Financial instruments are categorized based upon the following characteristics or inputs to the valuation techniques:
•	Level 1 — Financial assets and liabilities for which inputs are observable and are obtained from reliable quoted prices for identical assets or liabilities in actively traded markets. This is the most reliable fair value measurement and includes, for example, active exchange-traded equity securities.
•	Level 2 — Financial assets and liabilities for which values are based on quoted prices in markets that are not active or for which values are based on similar assets and liabilities that are actively traded. Also includes pricing models for which the inputs are corroborated by market data.
•	Level 3 — Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Level 3 inputs include the following:
o	Quotes from brokers or other external sources that are not considered binding;

o	Quotes from brokers or other external sources where it cannot be determined that market participants would in fact transact for the asset or liability at the quoted price;

o	Quotes from brokers or other external sources where the inputs are not deemed observable.
We conduct a thorough review of fair value hierarchy classifications on a quarterly basis. Reclassification of certain financial instruments may occur when input observability changes. As noted below in the Level 3 disclosure table, reclassifications are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassification occurred.
The following table illustrates the fair value hierarchy for those assets measured at fair value on a recurring basis as of September 30, 2008. We do not have any material liabilities carried at fair value.

	Asset fair value measurements at reporting date using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total

Available for sale securities:
Taxable fixed maturities	$426	$2,672	$49	$3,147
Taxable fixed maturities separate accounts	56	419	2	477
Tax-exempt fixed maturities	0	2,533	5	2,538
Common equities	3,874	0	63	3,937
Preferred equities	0	162	38	200
Collateralized mortgage obligations	0	44	0	44
Short-term investments	0	212	0	212
Top Hat Savings Plan	5	1	0	6

Total	$4,361	$6,043	$157	$10,561

Cincinnati Financial Corporation
12	Form 10-Q for the quarterly period ended September 30, 2008

Level 3 Assets
Each financial instrument deemed to have significant unobservable inputs when determining valuation is identified in the table below by security type with a summary of changes in fair value for the three months ended September 30, 2008.

	Asset fair value measurements using significant unobservable inputs (Level 3)
		Taxable
		fixed
	Taxable	maturities-	Tax-exempt
	fixed	separate	fixed	Common	Preferred
(In millions)	maturities	accounts	maturities	equities	equities	Total

Beginning balance, June 30, 2008	$57	$3	$5	$63	$47	$175
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(4)	(1)	0	0	(10)	(15)
Included in other comprehensive income	(1)	0	0	0	2	1
Purchases, sales, issuances, and settlements	(4)	0	0	0	0	(4)
Transfers in and/or out of Level 3	1	0	0	0	(1)	0

Ending balance, September 30, 2008	$49	$2	$5	$63	$38	$157

Level 3 taxable fixed-maturity securities decreased primarily because of sales and impairments. Preferred stocks also decreased primarily due to impairment charges of $10 million. In addition, we may transfer securities in and out of levels following quarterly reviews that determine the appropriate current use of observable or unobservable inputs.
Below is a summary of changes in fair value for the nine months ended September 30, 2008.

	Asset fair value measurements using significant unobservable inputs (Level 3)
		Taxable
		fixed
	Taxable	maturities-	Tax-exempt
	fixed	separate	fixed	Common	Preferred
(In millions)	maturities	accounts	maturities	equities	equities	Total

Beginning balance, January 1, 2008	$85	$3	$5	$59	$58	$210
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(3)	(1)	0	0	(16)	(20)
Included in other comprehensive income	(5)	0	0	4	1	0
Purchases, sales, issuances, and settlements	(15)	0	0	0	5	(10)
Transfers in and/or out of Level 3	(13)	0	0	0	(10)	(23)

Ending balance, September 30, 2008	$49	$2	$5	$63	$38	$157

Unrealized gains or losses on Level 3 securities were included in accumulated other comprehensive income and were not included in net realized investment gains or losses for the three and nine months ended September 30, 2008.
NOTE 9 — Segment Information
We operate primarily in two industries, property casualty insurance and life insurance. We regularly review four different reporting segments to make decisions about allocating resources and assessing performance:
•	Commercial lines property casualty insurance
•	Personal lines property casualty insurance
•	Life insurance
•	Investment operations
We report as “Other” the non-investment operations of the parent company and its subsidiaries CFC Investment Company and CinFin Capital Management Company (excluding client investment activities), as well as other income of our insurance subsidiary. Beginning in the first quarter of 2008, we also are including results of The Cincinnati Specialty Underwriters and CSU Producer Resources Inc. in Other. See our 2007 Annual Report on Form 10-K, Item 8, Note 17, Segment Information, Insurance Company Page 105, for a description of revenue, income or loss before income taxes and identifiable assets for each segment.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2008	13

Segment information is summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2008	2007	2008	2007

Revenues:
Commercial lines insurance
Commercial casualty	$197	$205	$580	$623
Commercial property	120	125	364	373
Commercial auto	103	108	308	331
Workers’ compensation	93	94	282	280
Specialty packages	35	36	107	109
Surety and executive risk	27	25	80	73
Machinery and equipment	7	7	22	21

Total commercial lines insurance	582	600	1,743	1,810

Personal lines insurance
Personal auto	81	85	245	259
Homeowner	64	70	208	214
Other personal lines	22	22	65	65

Total personal lines insurance	167	177	518	538

Life insurance	30	35	94	103
Investment operations	402	168	440	821
Other	5	2	11	11

Total	$1,186	$982	$2,806	$3,283

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$30	$28	$59	$184
Personal lines insurance	(38)	(7)	(82)	8
Life insurance	(6)	(2)	(6)	4
Investment operations	386	154	393	778
Other	(16)	(13)	(44)	(35)

Total	$356	$160	$320	$939

Identifiable assets:

	September 30,	December 31,
	2008	2007

Property casualty insurance	$2,385	$2,281
Life insurance	1,024	938
Investment operations	10,506	12,322
Other	388	1,096

Total	$14,303	$16,637

Note 10 — Subsequent Events
Investment asset sale — In early October 2008, we sold 9 million shares, or 31.7 percent, of the company’s Fifth Third common stock holding as of September 30, 2008. The October sales generated total proceeds of $120 million, which will be reduced by capital gains taxes of approximately $40 million. The sale was executed pursuant to Rule 144 under the Securities Act of 1933, as amended. The net after-tax gain of approximately $75 million, or about 46 cents per share, will be included in net income for the three-months and full-year ending December 31, 2008. After the transaction, Cincinnati Financial and its subsidiaries own 20 million shares of Fifth Third’s common stock, or approximately 3.5 percent of the bank’s total common shares outstanding as of October 21, 2008.

Cincinnati Financial Corporation
14	Form 10-Q for the quarterly period ended September 30, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Factors that could cause or contribute to such differences include, but are not limited to:
•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes
•	Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:
o	Multi-notch downgrades of the company’s financial strength ratings

o	Concerns that doing business with the company is too difficult or

o	Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace
•	Further decline in overall stock market values negatively affecting the company’s equity portfolio and book value; in particular further declines in the market value of financial sector stocks
•	Securities laws that could limit the manner, timing and volume of our investment transactions
•	Events, such as the credit crisis triggered by subprime mortgage lending practices, that lead to:
o	Significant decline in the value of a particular security or group of securities, such as our financial sector holdings, and impairment of the asset(s)

o	Significant decline in investment income due to reduced or eliminated dividend payouts from a particular security or group of securities

o	Significant rise in losses from surety and director and officer policies written for financial institutions
•	Recession or other economic conditions or regulatory, accounting or tax changes resulting in lower demand for insurance products
•	Prolonged low interest rate environment or other factors that limit the company’s ability to generate growth in investment income or interest rate fluctuations that result in declining values of fixed-maturity investments
•	Inaccurate estimates or assumptions used for critical accounting estimates
•	Events or actions, including unauthorized intentional circumvention of controls, that reduce the company’s future ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002
•	Changing consumer buying habits and consolidation of independent insurance agencies that could alter our competitive advantages
•	Increased frequency and/or severity of claims

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2008	15

•	Delays or inadequacies in the development, implementation, performance and benefits of technology projects and enhancements
•	Ability to obtain adequate reinsurance on acceptable terms, amount of reinsurance purchased, financial strength of reinsurers and the potential for non-payment or delay in payment by reinsurers
•	Increased competition that could result in a significant reduction in the company’s premium growth rate
•	Underwriting and pricing methods adopted by competitors that could allow them to identify and flexibly price risks, which could decrease our competitive advantages
•	Personal lines pricing and loss trends that lead management to conclude that this segment could not attain sustainable profitability, which could prevent the capitalization of policy acquisition costs
•	Actions of insurance departments, state attorneys general or other regulatory agencies that:
o	Restrict our ability to exit or reduce writings of unprofitable coverages or lines of business

o	Place the insurance industry under greater regulatory scrutiny or result in new statutes, rules and regulations

o	Increase our expenses

o	Add assessments for guaranty funds, other insurance related assessments or mandatory reinsurance arrangements; or that impair our ability to recover such assessments through future surcharges or other rate changes

o	Limit our ability to set fair, adequate and reasonable rates

o	Place us at a disadvantage in the marketplace

o	Restrict our ability to execute our business model, including the way we compensate agents
•	Adverse outcomes from litigation or administrative proceedings
•	Unforeseen departure of certain executive officers or other key employees due to retirement, health or other causes that could interrupt progress toward important strategic goals or diminish the effectiveness of certain longstanding relationships with insurance agents and others
•	Events, such as an epidemic, natural catastrophe, terrorism or construction delays, that could hamper our ability to assemble our workforce at our headquarters location
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
Introduction
Corporate Financial Highlights
Income Statement and Per Share Data

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions except share data)	2008	2007	Change %	2008	2007	Change %

Income statement data
Earned premiums	$781	$811	(3.7)	$2,355	$2,447	(3.8)
Investment income, net of expenses	130	152	(14.5)	412	451	(8.5)
Realized investment gains and losses (pretax)	272	16	nm	28	370	(92.2)
Total revenues	1,186	982	20.8	2,806	3,283	(14.5)
Net income	247	124	99.5	268	669	(59.9)
Per share data (diluted)
Net income	1.50	0.72	108.3	1.64	3.86	(57.5)
Cash dividends declared	0.39	0.355	9.9	1.17	1.065	9.9

Weighted average shares outstanding	164,242,185	172,399,539	(4.7)	163,834,163	173,423,199	(5.5)
Revenues rose for the three months ended September 30, 2008, largely because of higher realized investment gains in 2008. Those gains were offset by lower earned premiums and investment income. Revenues declined for the nine months ended September 30, 2008, largely because of substantially lower realized investment gains in 2008, exacerbated by the effect of lower earned premiums and investment income.
Earned premiums for the three and nine months generally were in line with expectations described in our 2007 Annual Report on Form 10-K. Investment income for the three and nine months largely reflected our

Cincinnati Financial Corporation
16	Form 10-Q for the quarterly period ended September 30, 2008

recent expectations for lower dividend income, as described in our Quarterly Report on Form 10-Q for the three months ended June 30, 2008. The higher realized gains drove an increase in net income for the three months ended September 30, 2008, despite higher catastrophe losses, as discussed below. For the nine months, net income declined significantly due to the lower revenues and significantly higher catastrophe losses.
Realized investment gains and losses are recognized on the sales of investments or as otherwise required by GAAP. We have substantial discretion in the timing of investment sales, and that timing generally is independent of the insurance underwriting process. GAAP also requires us to recognize in income the gains or losses from certain changes in market (fair) values of securities even though we continue to hold the securities.
During the three months ended September 30, 2008, we did not repurchase any shares of our common stock. Reflecting purchases in the first half of the year, for the nine months ended September 30, 2008, repurchases totaled 3.8 million shares at a cost of $139 million. Largely as a result of repurchases in prior periods, average weighted shares outstanding for the nine months declined 5.5 percent compared with a year ago.
The board of directors is committed to steadily increasing cash dividends and periodically authorizing stock dividends and splits. Cash dividends declared per share rose 9.9 percent for both the three months and nine months ended September 30, 2008.
Balance Sheet Data and Performance Measures

	At September 30,	At December 31,
(Dollars in millions except share data)	2008	2007

Balance sheet data
Invested assets	$10,160	$12,261
Total assets	14,303	16,637
Short-term debt	69	69
Long-term debt	791	791
Shareholders’ equity	4,687	5,929
Book value per share	28.87	35.70

Debt-to-capital ratio	15.5%	12.7%

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Performance measures
Comprehensive income (loss)	$41	$(149)	$(927)	$30
Return on equity, annualized	21.0%	7.4%	6.7%	13.4%
Return on equity, annualized, based on comprehensive income (loss)	3.5	(8.9)	(23.3)	0.6
Invested assets, total assets and shareholders’ equity were down slightly from June 30, 2008, and well below year-end 2007, because of declines in the market value of our investment portfolio during the first half of 2008. As a result, our total debt-to-capital ratio (total debt plus shareholders’ equity) rose from year-end but was relatively unchanged from June 30, 2008. Comprehensive income is net income plus the year-over-year change in accumulated other comprehensive income.
Consolidated Property Casualty Insurance Highlights

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2008	2007	Change %	2008	2007	Change %

Consolidated property casualty highlights
Written premiums	$727	$736	(1.3)	$2,292	$2,392	(4.2)
Earned premiums	751	777	(3.3)	2,262	2,348	(3.6)
Underwriting profit	(9)	21	(144.8)	(26)	192	(113.3)
GAAP combined ratio	101.3%	97.3%		101.1%	91.8%
Statutory combined ratio	102.8	98.7		100.5	91.3
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance (commercial lines and personal lines) as well as our excess and surplus lines operations.
The trends in written and earned premiums reflected the heightened competition in our markets and current economic trends as well as the competitive strategies we discussed in our 2007 Annual Report on Form 10-K, Item 1, Commercial Lines and Personal Lines Property Casualty Insurance Segments, Page 10 and Page 12. Written and earned premiums for the three months ended September 30, 2008, were reduced by $11 million of ceded premiums to reinstate coverage layers of our catastrophe reinsurance treaty.
New business written directly by our local independent agencies grew in the three and nine months ended September 30, 2008. New business reached $267 million in the first nine months of 2008 compared with $244 million in the first nine months of 2007. New business levels reflected market conditions for commercial and personal lines as well as the advantages of our agency relationship strategy. Our new excess and surplus

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2008	17

lines operations added $8 million to new business in the first nine months of 2008, but did not materially influence consolidated results, contributing $2 million in net earned premiums.
We reported modest consolidated property casualty insurance underwriting losses for the three and nine months ended September 30, 2008, compared with underwriting profits in 2007. While premium levels, competitive market conditions, commission expenses and other underwriting expenses influenced results, the most significant factor in this year’s underwriting losses was an atypically high level of catastrophe losses as discussed below. Unusually high savings from favorable development on prior year reserves provided an offset to the catastrophe losses.
Our combined ratio reflected the factors influencing underwriting results. (The combined ratio is the percentage of each premium dollar incurred for losses plus all expenses — the lower the ratio, the better the performance. An underwriting profit results when the combined ratio is under 100 percent. A combined ratio above 100 percent indicates that a carrier’s losses and expenses are greater than premiums.)
Savings from favorable development on prior year reserves improved the combined ratio by 13.7 and 8.9 percentage points in the three and nine months ended September 30, 2008, compared with 6.5 and 5.4 percentage points in the same three and nine months of 2007. Savings from favorable development on prior year reserves was $102 million and $202 million in the three and nine months ended September 30, 2008, compared with $50 million and $126 million in the comparable 2007 periods. These amounts include development on prior period catastrophe loss reserves as discussed below.
The contribution rose primarily because of savings in the commercial casualty line of business, which is benefiting from an initiative to use a claims mediation process that promotes earlier liability settlement resolution and from revised expectations for related loss expense inflation.
Catastrophe losses contributed 8.4 and 9.7 percentage points to the combined ratio in the three and nine months ended September 30, 2008, compared with an unusually low 1.7 and 1.2 percentage points in the same three and nine months of 2007. Catastrophe losses in the first nine months of 2008 included $2 million of savings from favorable development on 2007 and prior catastrophe loss reserves compared with $20 million of savings in the first nine months of 2007 from favorable development on 2006 and prior catastrophe loss reserves.
The following table shows catastrophe losses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list catastrophe events for which our incurred losses exceed $5 million.

(In millions, net of reinsurance)			Three months ended September 30,			Nine months ended September 30,
			Commercial	Personal		Commercial	Personal
Dates	Cause of loss	Region	lines	lines	Total	lines	lines	Total

2008
Jan. 4-9	Wind, hail, flood, freezing	South, Midwest	$1	$(1)	$0	$4	$2	$6
Jan. 29-30	Wind, hail	Midwest	(1)	0	(1)	5	4	9
Feb. 5-6	Wind, hail, flood	Midwest	0	(1)	(1)	6	7	13
Mar. 14	Tornadoes, wind, hail, flood	South	(1)	0	(1)	4	1	5
Mar. 15-16	Wind, hail	South	0	2	2	2	7	9
Apr. 9-11	Wind, hail, flood	South	(3)	0	(3)	16	2	18
May 1	Wind, hail	South	3	0	3	5	1	6
May 10-12	Wind, hail, flood	South, Mid-Atlantic	(1)	0	(1)	3	3	6
May 22-26	Wind, hail	Midwest	0	1	1	7	3	10
May 29- Jun 1	Wind, hail, flood, water, hydrostatic	Midwest	0	(1)	(1)	6	5	11
Jun. 2-4	Wind, hail, flood, water, hydrostatic	Midwest	0	(2)	(2)	6	5	11
Jun. 5-8	Wind, hail, flood, water, hydrostatic	Midwest	(4)	(4)	(8)	9	7	16
Jun. 11-12	Wind, hail, flood, water, hydrostatic	Midwest	0	(6)	(6)	11	6	17
Jun. 25	Wind, hail, flood, water, hydrostatic	Midwest	3	2	5	3	2	5
Jul. 19	Wind, hail, flood, water, hydrostatic	Midwest	3	3	6	3	3	6
Jul. 26	Wind, hail, flood, water, hydrostatic	Midwest	1	8	9	1	8	9
Sep. 12-14	Hurricane Ike	South, Midwest	20	37	57	20	37	57
All other			1	0	1	3	3	6
Development on 2007 and prior catastrophes			1	2	3	(2)	1	(1)

Calendar year incurred total			$23	$40	$63	$112	$107	$219

2007
Mar. 1-2	Wind, hail, flood	South	$(1)	$1	$0	$5	$2	$7
Jun. 7-9	Wind, hail, flood	Midwest	2	1	3	4	4	8
Sep. 20-21	Wind, hail, flood	Midwest	1	6	7	1	6	7
All Other			4	2	6	18	8	26
Development on 2006 and prior catastrophes			(5)	2	(3)	(11)	(9)	(20)

Calendar year incurred total			$1	$12	$13	$17	$11	$28

Hurricane Ike, which reached the Gulf Coast on September 12, 2008, moved into the Midwest on September 14, causing unusually high winds in Ohio, Indiana and Kentucky. At September 30, 2008, our gross

Cincinnati Financial Corporation
18	Form 10-Q for the quarterly period ended September 30, 2008

losses from Hurricane Ike were estimated at $105 million, making it the single largest catastrophe in the company’s history. Net of reinsurance, the loss is estimated at $57 million. Virtually all of the losses reported by our policyholders occurred in the Midwest. Through October 24, we had received approximately 18,000 claims, of which more than 80 percent have been closed. To restore the affected layers of our catastrophe reinsurance treaty, we incurred a reinstatement premium of $11 million, which was included in written and earned premiums for the three- and nine-month periods.
Measuring Our Success In 2008 And Beyond
We use a variety of metrics to measure the success of our strategies:
•	Maintaining our strong relationships with our established independent agencies, writing a significant portion of each agency’s business and attracting new agencies — In 2008, we expect to continue to rank No. 1 or No. 2 by premium volume in approximately 75 percent of the agency locations that have marketed our standard market products for more than five years, not taking into account any contribution from our excess and surplus lines business. During 2008, we subdivided two of our operating territories to improve service to our agencies. We now also believe we will appoint a total of 75 new agencies throughout the markets we serve for the full-year.

We appointed 56 new agencies in the first nine months of the year, of which 39 were new relationships. As a result, at September 30, 2008, our 1,118 agency relationships had 1,369 reporting agency locations marketing our standard market insurance products. At year-end 2007, our 1,092 agency relationships had 1,327 reporting agency locations.

In 2007, we appointed our first agencies in eastern Washington and New Mexico, our 33rd and 34th states of operation. In July 2008, we announced our plans to launch commercial lines operations in selected Texas markets, which will become our 35th state of operation. Since the end of the third quarter, the first member of our local team has begun meeting with agencies in the Austin market. Our second team member is scheduled to relocate to the Dallas market in November. We expect to appoint our first agency in the state and receive approval for regulatory filings in December. New field territories and agency appointments in Texas were not counted in our targets for 2008. We have not announced plans to enter any additional states but continue to study other potential markets for future expansion.

In 2008, we are making further progress in our efforts to improve service to and communication with our agencies through our expanding software capabilities. We discuss our technology plans for 2008 in our 2007 Annual Report on Form 10-K, Item 1, Technology Solutions, Page 4.

Key technology accomplishments of 2008 included:
o	Introduced WinCPP, our commercial lines policy rating system, in our newest states — Washington and New Mexico.

o	Made a direct bill option available for e-CLAS, our commercial lines policy processing system, which currently processes Businessowners Policies and Dentist’s Package Policies in 30 states. We continue to work to make direct bill an option for all commercial policies as soon as practical.

o	Deployed Diamond, our personal lines policy processing system, to agencies in seven additional states. One additional state is scheduled for the remainder of 2008 and three are scheduled for early 2009. Following those deployments, Diamond will be available in 28 states.

o	Gave agencies online access to selected policyholder claims information.

o	Added excess and surplus lines policy administration system that delivers policies to agencies within 24 hours.
Over the years, we have been able to increase our share of our agencies’ business by making available insurance products that meet the needs of the individuals and businesses in their communities. In recent years, our agents had indicated their interest in having Cincinnati available as a market for commercial accounts that require the flexibility of excess and surplus lines coverage.

Our 2008 objective was to introduce our excess and surplus lines products and services to agencies in all of our active states except Delaware, Cincinnati Specialty Underwriters Insurance Company’s state of incorporation. During the first nine months of the year, our new excess and surplus lines company has begun marketing general liability coverages in 23 of those states and remains on track to have these coverages available in 33 states by year-end. In addition, we have introduced the property coverages in five states with an additional 22 states planned for November 2008. During the remainder of the year and into 2009, we intend to introduce additional lines of business, beginning with miscellaneous professional. The availability of our new excess and surplus lines coverages has enhanced our ability to write new standard market property casualty business as a means for rounding out accounts that require both admitted and non-admitted market solutions.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2008	19

•	Achieving above-industry-average growth in property casualty statutory net written premiums and maintaining industry-leading profitability over the long-term by leveraging our regional franchise and proven agency-centered business strategy — For the nine months ended September 30, 2008, total net written premiums, including commercial, personal and excess and surplus lines, declined 4.2 percent, primarily due to commercial lines market conditions. At this time, we continue to believe that 2008 full-year written premiums could decline by 5 percent, or slightly more, if pessimistic views of market and economic trends are accurate and pricing in our industry continues to be very competitive.

Nonetheless, we feel the rate of decline in premiums may hold at the nine-month level through year-end. This pace is appropriate and consistent with our agents’ practice of selecting and retaining accounts with manageable risk characteristics that support the lower prevailing prices. It reflects the advantages of our three year policies. We believe this pace also reflects the advantages we achieve through our field force, which provides us with quality intelligence on local market conditions.

In early October 2008, A.M. Best revised its forecast for industry year-end property casualty underwriting results. A.M. Best adjusted its premium outlook modestly, indicating that overall industry premiums would decline by 0.7 percent in 2008 compared with its earlier projection of a decline of 0.6 percent. Net written premiums for the commercial lines sector now are expected to be down 3.0 percent compared with the previous estimate of a 2.3 percent decline. Personal lines net written premiums now are expected to rise 1.0 percent, down slightly from the previous estimate of 1.4 percent growth.

A.M. Best also updated its industry combined ratio forecast and now estimates the industry average combined ratio for the full year could be 103.2 percent, up from its initial estimate of 98.6 percent. A.M. Best described price softening, tougher market conditions, high catastrophe losses in the year’s first half and larger underwriting losses from mortgage and financial guaranty insurers as driving the increase in the estimate.

A.M. Best’s combined ratio estimate for the commercial lines segment has increased to 104.0 percent for the full-year, above the previous estimate of 97.5 percent. Best indicated the change reflected large underwriting losses from mortgage and financial guaranty insurers, a business segment in which we do not compete.

A.M. Best’s combined ratio estimate for the personal lines segment has increased to 102.5 percent for the full year, above the previous estimate of 99.5 percent. Best indicated the revision is a result of unprecedented catastrophe activity in the first half of the year.

In a difficult market, our agents have continued to bring the company quality business that has let us absorb high catastrophe losses at a near breakeven level through the first nine months of 2008, with the GAAP combined ratio at 101.1 percent. We believe the high storm activity might lead to a full-year 2008 combined ratio that also is modestly above 100 percent, compared with 90.3 percent in 2007.

The anticipated year-over-year increase in the combined ratio reflects three assumptions:
o	Catastrophe loss ratio — We continue to believe catastrophe losses could contribute as much as 9 percentage points to the full-year 2008 combined ratio. The $219 million in catastrophe losses, net of reinsurance, recorded for the first nine months of 2008 are already a full-year record for the company.

We are aware of the unpredictability of catastrophic events in any given year. Catastrophe losses contributed an average of 3.7 percentage points to our full-year combined ratio in the past 10 years, ranging from 2007’s low of 0.8 points to 1998’s high of 6.1 points.

o	Savings from favorable development on prior year reserves — Through nine months, savings from favorable development on prior year reserves improved the combined ratio by 8.9 percentage points. Savings related to the commercial casualty line of business accounted for 67.3 percent of the total. Assuming no additional changes in the fourth quarter of 2008 on reserves for prior periods, savings from favorable development would contribute approximately 7 percent to the full-year 2008 combined ratio.

The level of development on prior year reserves for full-year 2008 will be based on actual loss experience and on sound actuarial estimation techniques. As discussed in our 2007 Annual Report on Form 10-K, Property Casualty Insurance Loss And Loss Expense Reserves, Page 37, our actuarial estimate of ultimate loss experience could prove better or worse than our carried reserves reflect. To the extent that reserves are inadequate and increased, the increase is a charge in the period that the deficiency is recognized, raising our loss and loss expense ratio and reducing earnings. To the extent that reserves are redundant and released, the release is a credit in the period that the redundancy is recognized, reducing our loss and loss expense ratio and increasing earnings. Historically, management has targeted loss and loss expense reserves in the upper half of the actuarially established range.

Cincinnati Financial Corporation
20	Form 10-Q for the quarterly period ended September 30, 2008

o	Loss and loss expense ratio excluding catastrophe losses and development on prior year reserves — We believe the economic and market trends that contributed to an increase in this ratio in 2007 have continued. For the first nine months of 2008, this ratio rose 4.6 percentage points over the first nine months of 2007. Throughout 2008, we have continued to apply the reserving policies described in our 2007 Annual Report on Form 10-K, Property Casualty Insurance Loss and Loss Expense Reserves, Page 37.

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
In mid-2008, we modified our defined benefit pension plan and began the transition to a sponsored 401(k) with company matching of associate contributions. The pension plan now includes only associates who were 40 years of age or older on August 31, 2008, and who elected to remain in the plan. Fourth-quarter 2008 results will reflect a settlement cost of approximately $26 million largely related to benefits for the participants who left the qualified pension plan.

Going forward, potential savings due to lower funding requirements for the pension plan are expected to be offset by company 401(k) contributions. Associates who are not accruing benefits under the pension plan are eligible to receive the company match of up to 6 percent of cash compensation. We chose to transition away from a defined benefit plan to reduce the company’s future market risk while offering associates an up-to-date, more flexible benefits program.

•	Pursuing a total return investment strategy that generates both strong investment income growth and capital appreciation — In September, we updated our previous guidance to indicate that full-year 2008 investment income could decline more than 10 percent from the level of 2007. The primary reasons we lowered our investment income estimate were Fifth Third Bancorp’s (NASDAQ:FITB) 66 percent reduction in its quarterly cash dividend in June 2008 and dividend reductions earlier in the year on securities we subsequently sold. We also lost dividend income on preferred shares of Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation beginning in September 2008.

We discuss these events in more detail in Investments Results of Operation, Page 33. Our revised outlook also considers other changes in the equity portfolio in the past 12 months, the anticipated level of dividend income from other equity holdings, the investment of insurance operations cash flow and the current portfolio attributes. Preliminarily, we do not anticipate a return to growth of investment income in 2009.

We continue to focus on portfolio strategies to balance near-term income generation with the potential for long-term book value growth. Our board and investment department recently adopted internal guidelines to place additional parameters around our portfolio. These parameters address, among other issues, the overall mix of the portfolio as well as security and sector concentrations. The parameters came out of our risk management program, with the goal of more specifically defining our risk limits, aligning our operating plan accordingly and improving management’s ability to identify and respond to changing conditions. In adopting the parameters, we have made changes to the portfolio, including partial sales of selected positions to lock in gains or reduce concentrations. As we reinvest the proceeds of these sales, we have made purchases in sectors that we believe have better prospects and provide better balance. We expect to continue to make changes to the portfolio, as appropriate.

As a result, fixed-maturity investments now represent almost 60 percent of the portfolio, a level management believes is appropriate. We also diversified the equity portfolio, reducing our financial sector holdings by approximately 25 percent in the past three months. We view this diversifying action to be consistent with our view of prudent risk management. Going forward, we will evaluate all of our fixed-maturity and equity investments using our investment parameters and risk limits and adding to both the fixed maturity and equity portfolios, as appropriate. We believe our current capital position can withstand short-term pressures, such as the market volatility that we have experienced in October.

We do not establish annual capital appreciation targets. Over the long term, our target is to have the equity portfolio outperform the Standard & Poor’s 500 Index. In the first nine months of 2008, our equity portfolio return was a negative 18.2 percent, compared with a negative return of 19.3 percent for the Index. Over the five years ended September 30, 2008, our compound annual equity portfolio return was a negative 4.2 percent compared with a compound annual total return of 5.2 percent for the Index.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2008	21

•	Increasing the total return to shareholders through a combination of higher earnings per share, growth in book value, rising dividends and share repurchase — We do not announce annual targets for earnings per share or book value. Over the long term, we look for our earnings per share and book value growth to outpace that of a peer group of national and regional property casualty insurance companies.

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

Over the long-term, we seek to increase earnings per share, book value and dividends at a rate that would allow long-term total return to our shareholders to exceed that of the Standard & Poor’s Composite 1500 Property Casualty Insurance Index. Over the five years ended December 31, 2007, our total return to shareholders of 34.0 percent was below the 62.3 percent return for that Index. For the first nine months of 2008, that Index group had a negative total return to shareholders of 12.9 percent, largely reflecting overall insurance market conditions and concerns related to the ongoing credit crisis. We underperformed the Index for the same period, returning a negative 25.2 percent.

•	Maintaining financial strength by keeping the ratio of debt to capital below 15 percent and purchasing reinsurance to provide investment flexibility — Market fluctuations during 2008 led to lower shareholders’ equity and reduced capital at September 30, 2008. As a result, our debt-to-capital ratio of 15.5 percent as of September 30, 2008, remained slightly above our target level. We continue to minimize our reliance on debt and have not increased borrowings from year-end 2007 levels. We believe we are taking appropriate actions to preserve capital, in part to stabilize this ratio. In particular, our risk management program has contributed to the development of new investment parameters, as discussed above.

We seek to maintain a balance between the cost of our property casualty reinsurance and the level of risk we retain. Excluding the $11 million ceded reinsurance reinstatement premium in the third quarter, our 2008 reinsurance costs will be slightly below last year’s level due to higher retention levels and moderating rates for certain lines of business. We provide more detail on our reinsurance programs in our 2007 Annual Report on Form 10-K, Item 7, 2008 Reinsurance Programs, Page 70. Our property casualty reinsurance treaties renew on January 1 and currently we are evaluating the program and participants, and discussing 2009 pricing and terms.

In addition to the ratings of our parent company senior debt, independent ratings firms award our property casualty and life operations insurer financial strength ratings based on their quantitative and qualitative analyses. These ratings assess an insurer’s ability to meet its financial obligations to policyholders and do not necessarily address all of the matters that may be important to shareholders. Ratings may be subject to revision or withdrawal at any time by the rating agency and each rating should be evaluated independently of any other rating.

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

In June and July 2008, each of the four organizations that rate our companies placed the ratings of our standard market property casualty and life companies on watch or review following our June announcement of significant catastrophe losses and declines in value of our investment assets. Fitch Ratings, Moody’s Investors Service and Standard & Poor’s Ratings Services subsequently lowered their ratings.

Cincinnati Financial Corporation
22	Form 10-Q for the quarterly period ended September 30, 2008

As of October 28, 2008, our credit and financial strength ratings were:

Insurance Financial Strength Ratings

Parent
	Company	Standard Market Property
Rating	Senior Debt	Casualty Insurance			Life Insurance			Excess and Surplus
Agency	Rating	Subsidiaries			Subsidiary			Subsidiary			Status (date)
				Rating			Rating			Rating
				Tier			Tier			Tier
A. M. Best Co.	aa-	A++	Superior	1 of 16	A+	Superior	2 of 16	A	Excellent	3 of 16	Under review with negative implications (07/03/08)
Fitch Ratings	A-	AA-	Very Strong	4 of 21	AA-	Very Strong	4 of 21	—	—	—	Negative outlook (07/17/08)
Moody’s Investors Service	A3	A1	Good	5 of 21	—	—	—	—	—	—	Stable outlook (9/25/08)
Standard & Poor’s Ratings Services	BBB+	A+	Strong	5 of 21	A+	Strong	5 of 21	—	—	—	Negative outlook (06/30/08)

o	A.M. Best Co. — On July 3, 2008, A.M. Best placed under review with negative implications its financial strength and issuer credit ratings for our standard market property casualty insurance group and member companies and for The Cincinnati Life Insurance Company. A.M. Best cited the rapid decline in the value of our equity portfolio, along with an associated decline in future dividend income, significant catastrophic losses and susceptibility to competitive pricing pressures. A.M. Best noted that despite these factors, risk-adjusted capitalization, as measured by A.M. Best’s Capital Adequacy Ratio, remains well supportive of the current A++ (Superior) rating for the standard market property casualty companies and the current A+ (Superior) rating for The Cincinnati Life Insurance Company. A.M. Best commented that we maintain a large and diversified fixed income portfolio that covers our insurance liabilities.

Our new excess and surplus lines subsidiary maintained its financial strength rating, an A (Excellent) with a stable outlook, from A.M. Best.

o	Fitch Ratings — On July 17, 2008, Fitch Ratings removed our three standard market property casualty insurance companies and The Cincinnati Life Insurance Company from rating watch negative, lowering the insurer financial strength ratings to AA- (Very Strong) with a negative outlook. Fitch said its action was primarily driven by the significant decrease in shareholders’ equity in 2008 as a result of a decline in the value of CFC’s investment portfolio, the high level of catastrophe losses, lower investment income and less favorable market conditions. Fitch noted our historically strong operating profitability, which has been better than peers and is derived in part by a competitive advantage from a successful single-channel distribution system that emphasizes building long-term relationships with select independent agents, our low non-commission expense structure, and excellent claims service and conservative reserving practices demonstrated by favorable reserve development.

o	Moody’s Investors Service — On September 25, 2008, Moody’s Investors Service removed our standard market property casualty insurance companies from review, lowering the insurance financial strength ratings to A1. The outlook on the ratings is stable. Moody’s said its action reflected reduced shareholders’ equity and risk-adjusted capitalization, concerns about management of investment portfolio volatility, and increasing commercial lines competition. Moody’s noted our strong regional franchise and strong risk-adjusted capitalization reflecting consistent reserve strength and manageable peak-level catastrophe exposure; and an excellent financial leverage profile accompanied by significant holding company liquidity.

o	Standard & Poor’s Ratings Services — On June 30, 2008, Standard & Poor’s Ratings Services removed our three standard market property casualty insurance companies and The Cincinnati Life Insurance Company from credit watch, lowering the insurer financial strength ratings to A+ (Strong) with a negative outlook. Standard & Poor’s said its actions reflected our weakened capitalization and current and prospective operating performance, increased market competition and reduced liquidity. Standard & Poor’s noted support for operating company ratings in view of our capital at the A level, extremely strong and loyal agency force, strong competitive position, improved technological efficiencies, and improved and adequate enterprise risk management.
Rising slightly from $3.650 billion at June 30, 2008, statutory surplus for our property casualty insurance subsidiary was $3.687 billion at September 30, 2008, compared with $4.307 billion at December 31, 2007, due to the decline in market values for the insurance subsidiary’s investment portfolio during the first six months of 2008. The ratio of the property casualty subsidiary’s common stock to statutory surplus was 67.5 percent at September 30, 2008, compared with 86.0 percent at year-end.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2008	23

Life statutory surplus was $371 million at September 30, 2008, compared with $477 million at December 31, 2007. The ratio of the life insurance subsidiary’s common stock to statutory adjusted capital and surplus was 50.2 percent at September 30, 2008, compared with 70.6 percent at year-end.
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
We report as Other the non-investment operations of the parent company and its subsidiaries CFC Investment Company and CinFin Capital Management Company (excluding client investment activities), as well as other income of our insurance subsidiary. Beginning in the first quarter of 2008, we also are including the results of The Cincinnati Specialty Underwriters and CSU Producer Resources Inc. in Other.
See Item 1, Note 9 of the Condensed Consolidated Financial Statements, Page 13 for discussion of the calculations of segment data. The following sections review results of operations for each of the four segments.
Commercial Lines Insurance Results Of Operations
Overview
Performance highlights for the commercial lines segment include:
•	Premiums — The 4.9 percent decline in nine-month commercial lines net written premiums is more indicative of current trends than the quarterly measurements this year, which were volatile. While pricing in our industry continues to be very competitive, we feel our current pace for new and renewal business is consistent with our agents’ practice of selecting and retaining accounts with manageable risk characteristics that support the lower prevailing prices. We believe the pace also reflects the advantages we achieve through our field focus, which provides us with quality intelligence on local market conditions.

The rate of decline in net written premiums was increased by the $4 million ceded reinsurance reinstatement allocated to the commercial lines area. New business activity remained healthy in the third quarter and we continued to benefit from our strong agency relationships and policyholder retention.

New commercial lines business written directly by agencies rose 6.0 percent for the three months ended September 30, 2008, to $77 million from $72 million and rose 6.3 percent for the nine months ended September 30, 2008, to $229 million from $216 million. New business growth was bolstered by a number of factors, including:
o	New appointments — The agencies appointed in 2007 and 2008 contributed $21 million in new commercial lines business.

o	Excess and surplus lines — Additional standard market business was written for policyholders who selected Cincinnati Specialty Underwriters to provide certain excess and surplus lines coverages.

o	Carrier consolidation by agencies — We benefited from efforts to make it easier for our agencies to consolidate their books of business as some choose to manage their expenses by reducing the number of carriers they represent.
We continue to make case-by-case decisions not to write or renew certain business. In this environment, we have been careful to maintain our underwriting discipline. We continue to use rate credits to retain renewals of quality business and earn new business. Our experience remains that the larger the account, the higher the credits, with variations by geographic region and class of business. Pricing pressure on new business remains competitive as many carriers appear to be managing the soft market by working aggressively to protect their renewal portfolios. For renewal business, the typical pricing decline has moved into the high-single-digits, although higher declines occur.
•	Combined ratio — Despite the 3.8 percentage point rise in the contribution of catastrophe losses for the three months ended September 30, 2008, our commercial lines combined ratio improved slightly due to higher savings from favorable development on prior year reserves and substantially lower non-catastrophe weather-related losses. The contribution from catastrophe losses for the nine months ended September 30, 2008, rose by 5.5 percentage points, contributing to the deterioration in the combined ratio even with

Cincinnati Financial Corporation
24	Form 10-Q for the quarterly period ended September 30, 2008

higher savings. Other factors contributing to the change in the ratio were lower pricing, normal loss cost inflation and higher underwriting expenses. Lower commission expenses partially offset these increases.

Our commercial lines statutory combined ratio was 97.3 percent and 95.9 percent in the three and nine months ended September 30, 2008, compared with 97.3 percent and 89.2 percent in the comparable 2007 periods.
Commercial Lines Results

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2008	2007	Change %	2008	2007	Change %

Written premiums	$538	$544	(1.2)	$1,759	$1,851	(4.9)

Earned premiums	$582	$600	(3.0)	$1,743	$1,810	(3.7)

Loss and loss expenses excluding catastrophes	348	395	(11.8)	1,034	1,068	(3.3)
Catastrophe loss and loss expenses	23	1	nm	112	17	574.2
Commission expenses	91	94	(4.3)	304	330	(7.8)
Underwriting expenses	87	79	10.6	223	202	10.6
Policyholder dividends	3	3	0.8	11	9	18.9

Underwriting profit	$30	$28	7.2	$59	$184	(67.8)

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	59.8%	65.8%		59.3%	59.0%
Catastrophe loss and loss expenses	4.0	0.2		6.4	0.9

Loss and loss expenses	63.8%	66.0%		65.7%	59.9%
Commission expenses	15.6	15.8		17.5	18.3
Underwriting expenses	14.9	13.1		12.8	11.1
Policyholder dividends	0.6	0.5		0.6	0.5

Combined ratio	94.9%	95.4%		96.6%	89.8%

Loss and Loss Expenses
Commercial lines loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. On an ongoing basis, we monitor loss patterns and structure our products and our pricing accordingly. The change in the commercial lines loss and loss expense ratio in the three and nine months ended September 30, 2008, was due to:
•	Market conditions and related decline in premiums — We believe the weaker economy is tempering current market conditions by holding back exposure growth. During the first nine months of 2008, we continued to receive agent reports of pricing pressure on renewal business and reports of requirements for more flexibility and more careful risk selection for new business pricing. In addition to pricing pressures, premiums confirmed by audits of policyholder sales and payrolls declined for the first nine months of 2008. For our workers’ compensation business line, the loss and loss expense ratio deterioration over last year largely reflected the soft pricing due to competition and volatility in long-term payout patterns.
•	Catastrophe losses — Catastrophe losses were significantly higher than the unusually low year-ago levels. The catastrophe losses largely affected our commercial property, specialty package and machinery and equipment lines of business.

In the third quarter of 2008, we also had approximately $9 million of commercial lines losses from weather events that were not classified as catastrophes by Property Claims Service. In the comparable 2007 period, we had $21 million of similar non-catastrophe weather losses, including $11 million from three unusually large commercial property losses. The lower level of non-catastrophe weather-related losses was the primary reason for the improvement in the commercial property loss and loss expense ratio excluding catastrophe losses for the three months ended September 30, 2008.
•	Large losses — We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and settlement expenses. In the third quarter of 2008, these losses and case reserve increases were up $2 million compared with last year’s third quarter. These losses contributed an additional 1.1 percentage points to the combined ratio, reflecting consistent losses on lower earned premiums. We believe the increase largely reflected normal fluctuations in loss patterns, normal variability in the large case reserves for our workers’ compensation claims and a higher number of surety and executive risk losses above $250,000. The rise in the loss and loss expense ratio for the surety and executive risk business line for the three and nine months ended September 30, 2008, largely reflected larger executive risk losses in the 2008 second and third quarters.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2008	25

Our analysis continues to indicate no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory.
•	Savings from favorable development on prior year reserves — Savings from favorable development improved the loss and loss expense ratio by 15.0 and 10.1 percentage points in the three and nine months ended September 30, 2008. Savings improved the ratio by 7.1 and 5.6 percentage points in the three and nine months ended September 30, 2007.
Variations in prior period reserve development for the commercial lines segment continue to largely reflect quarterly fluctuations in savings for the commercial casualty line of business. The commercial casualty line continued to benefit from a claims mediation process that promotes earlier liability settlement resolution. The line also has begun to benefit from revised expectations for related loss expense inflation.
Commercial Lines Losses by Size

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2008	2007	Change %	2008	2007	Change %

New losses greater than $4,000,000	$5	$0	nm	$31	$0	nm
New losses $2,000,000-$4,000,000	17	47	(64.2)	56	81	(30.8)
New losses $1,000,000-$2,000,000	26	25	5.1	60	71	(16.1)
New losses $750,000-$1,000,000	12	8	63.2	31	23	36.2
New losses $500,000-$750,000	14	11	16.5	34	34	(0.9)
New losses $250,000-$500,000	25	18	40.3	70	53	33.2
Case reserve development above $250,000	57	45	26.3	153	140	8.9

Total large losses incurred	156	154	1.4	435	402	8.1
Other losses excluding catastrophes	144	164	(13.0)	421	441	(4.6)
Catastrophe losses	23	1	nm	112	17	615.0

Total losses incurred	$323	$319	1.4	$968	$860	12.6

Ratios as a percent of earned premiums:
New losses greater than $4,000,000	0.9%	0.1%		1.8%	0.1%
New losses $2,000,000-$4,000,000	2.9	7.8		3.2	4.5
New losses $1,000,000-$2,000,000	4.5	4.2		3.4	3.9
New losses $750,000-$1,000,000	2.1	1.3		1.8	1.3
New losses $500,000-$750,000	2.3	1.8		1.9	1.9
New losses $250,000-$500,000	4.3	3.0		4.0	2.9
Case reserve development above $250,000	9.8	7.5		8.8	7.6

Total large loss ratio	26.8	25.7		24.9	22.2
Other losses excluding catastrophes	24.6	27.3		24.2	24.4
Catastrophe losses	4.0	0.2		6.4	0.9

Total loss ratio	55.4%	53.2%		55.5%	47.5%

Commission Expenses
Commercial lines commission expenses as a percent of earned premiums declined slightly for the three and nine months ended September 30, 2008, due to lower premiums and lower estimated profit-sharing commissions compared with the year-ago periods. Profit-sharing, or contingent, commissions reward the agency’s effort, reflecting the profitability of an agency’s aggregate property casualty book of Cincinnati business, taking into account longer-term profit and premium volume, with a percentage for prompt payment of premiums and other criteria. These profit-based commissions generally fluctuate with our loss and loss expense ratio.
Underwriting Expenses
Non-commission underwriting and policyholder dividend expenses rose 1.9 and 1.8 percentage points for the three and nine months ended September 30, 2008, largely because of a higher staffing cost allocation. The decline in written premiums also caused unfavorable year-over-year comparisons of deferred acquisition costs for the nine-month period.

Cincinnati Financial Corporation
26	Form 10-Q for the quarterly period ended September 30, 2008

Line of Business Analysis
Approximately 95 percent of our commercial lines premiums relate to accounts with coverages from more than one of our business lines. As a result, we believe that the commercial lines segment is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for each line.

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2008	2007	Change %	2008	2007	Change %

Commercial casualty:
Written premiums	$171	$179	(4.1)	$582	$641	(9.2)
Earned premiums	197	205	(4.4)	580	623	(7.0)
Loss and loss expenses incurred	87	131	(33.4)	275	358	(23.1)
Loss and loss expense ratio	44.4%	63.7%		47.4%	57.4%
Loss and loss expense ratio excluding catastrophes	44.4	63.7		47.4	57.4
Reserve development impact on loss and loss expense ratio	(31.2)	(12.5)		(23.5)	(18.1)

Commercial property:
Written premiums	$117	$120	(2.7)	$364	$383	(5.0)
Earned premiums	120	125	(4.0)	364	373	(2.3)
Loss and loss expenses incurred	84	77	9.3	296	200	47.7
Loss and loss expense ratio	70.0%	61.5%		81.1%	53.7%
Loss and loss expense ratio excluding catastrophes	54.4	62.9		57.7	50.8
Reserve development impact on loss and loss expense ratio	(3.6)	(4.5)		(0.4)	(3.9)

Commercial auto:
Written premiums	$93	$92	0.5	$308	$329	(6.3)
Earned premiums	103	108	(4.7)	308	331	(6.9)
Loss and loss expenses incurred	65	72	(9.9)	199	213	(6.6)
Loss and loss expense ratio	63.2%	66.9%		64.7%	64.5%
Loss and loss expense ratio excluding catastrophes	63.1	66.5		63.7	64.4
Reserve development impact on loss and loss expense ratio	(8.7)	(7.1)		(5.4)	(5.8)

Workers’ compensation:
Written premiums	$84	$84	0.3	$292	$289	1.1
Earned premiums	93	94	(0.6)	282	280	0.5
Loss and loss expenses incurred	85	77	10.3	219	210	4.3
Loss and loss expense ratio	90.9%	82.0%		77.9%	75.0%
Loss and loss expense ratio excluding catastrophes	90.9	82.0		77.9	75.0
Reserve development impact on loss and loss expense ratio	(5.3)	(4.5)		(6.8)	(2.7)

Specialty packages:
Written premiums	$36	$34	6.6	$109	$111	(1.6)
Earned premiums	35	36	(1.8)	107	109	(1.8)
Loss and loss expenses incurred	28	28	2.7	91	71	27.3
Loss and loss expense ratio	80.2%	76.7%		84.6%	65.3%
Loss and loss expense ratio excluding catastrophes	68.0	70.5		63.1	60.1
Reserve development impact on loss and loss expense ratio	(5.7)	1.0		(0.9)	0.5

Surety and executive risk:
Written premiums	$29	$28	3.5	$82	$76	8.3
Earned premiums	27	25	8.1	80	73	9.9
Loss and loss expenses incurred	20	9	117.8	57	27	113.7
Loss and loss expense ratio	73.6%	36.5%		71.3%	36.7%
Loss and loss expense ratio excluding catastrophes	73.6	36.5		71.3	36.7
Reserve development impact on loss and loss expense ratio	(21.5)	0.9		(2.4)	1.2

Machinery and equipment:
Written premiums	$8	$7	2.3	$22	$22	(0.2)
Earned premiums	7	7	3.8	22	21	2.9
Loss and loss expenses incurred	2	2	(3.1)	9	6	47.2
Loss and loss expense ratio	32.4%	34.7%		39.8%	27.8%
Loss and loss expense ratio excluding catastrophes	29.6	33.4		38.5	27.9
Reserve development impact on loss and loss expense ratio	(2.3)	(4.8)		2.9	(5.8)

Commercial Lines Insurance Outlook
Industrywide commercial lines written premiums now are expected to decline approximately 3.0 percent in 2008 with the industry combined ratio estimated at 104.0 percent. As discussed in our 2007 Annual Report on Form 10-K, Item 1, Commercial Lines Insurance Marketplace, Page 12, over the past several years, agents have reported that renewal and new business pricing have come under steadily increasing pressure, reinforcing the need for more flexibility and careful risk selection. We believe that commercial lines pricing trends observed over the past two years will persist at least throughout the remainder of the year.
We intend to continue to market our products to a broad range of business classes, price our products appropriately and take a package approach. We intend to maintain our underwriting selectivity and carefully

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2008	27

manage our rate levels as well as our programs that seek to accurately match exposures with appropriate premiums. We will continue to evaluate each risk individually and to make decisions about rates, the use of three-year commercial policies and other policy conditions on a case-by-case basis, even in lines and classes of business that are under competitive pressure. New marketing territories created over the past several years, new states and new agency appointments should continue to make a growing contribution to commercial lines premiums and underwriting results.
We also continue to direct resources toward various technology programs and other initiatives that improve the ease with which agents can do business with our company. We expect to continue to make substantial progress on these initiatives over the next several years, which would provide us with an important advantage when seeking to increase our share of our agents’ business.
We believe our approach should allow us to complete 2008 with profitable underwriting from commercial lines although premiums have moved lower and the combined ratio higher, as soft market conditions lead to lower premium per exposure. Further, underwriting expenses are rising. We discuss our overall outlook for our property casualty insurance operations in Measuring Our Success in 2008 and Beyond, Page 19.
Personal Lines Insurance Results Of Operations
Overview
Performance highlights for the personal lines segment include:
•	Premiums — Personal lines written premiums declined slightly for the three and nine months ended September 30, 2008, in part due to the $7 million ceded reinsurance reinstatement premium in the third quarter. New business growth only partially offset lower policy counts and pricing changes that reduced premiums per policy. Pricing changes included an expanded program of policy credits that incorporate insurance scores and are intended to improve our ability to compete for our agents’ highest quality personal lines accounts.

Personal lines new business premiums written directly by our agencies rose 11.8 percent to $11 million for the three months ended September 30, 2008, and 6.7 percent to $30 million for the nine months ended September 30, 2008. Agencies that initiated or expanded their use of Cincinnati’s personal lines products in the past 18 months were important contributors to the growth.

We continue to implement strategies discussed in our 2007 Annual Report on Form 10-K, Item 1, Our Business and Our Strategies, Page 35, to enhance our response to marketplace changes and help us achieve our long-term objectives. Agents report they are pleased with our efforts to make it easier to process our business, and we continue to attract agencies that previously marketed only commercial lines for us to market our personal insurance policies. Since the beginning of 2007, 110 agencies that previously marketed only our commercial lines products have been appointed to market our personal lines products. The opportunity to appoint these agents arose as we completed deployment of our processing system to the states where we actively market. We were then able to leverage this technology with the goal of increasing our scale and geographical diversity. In 2008, we expanded our operations into two new states and increased our product offerings in two additional, established states. Our personal lines of insurance are now available in 27 states, up from 25 at year-end 2007.

Our field marketing representatives are strengthening relationships with agency customer service representatives and offering educational opportunities to agency staff. We now locate specialized personal lines field marketing representatives available in states where our personal lines automation has allowed us to introduce or broaden our product line offerings, also helping to diversify our premiums geographically.

•	Combined ratio — The personal lines combined ratio for the three and nine months ended September 30, 2008, rose largely because of higher catastrophe losses. Lower pricing and normal loss cost inflation continued to weigh on personal lines results. However, the personal auto loss and loss expense ratio remained very healthy at 62.7 percent for the nine months ended September 30, 2008. Commission and other underwriting expenses declined for the nine-month period but rose slightly for the three months.

Our personal lines statutory combined ratio was 120.6 percent and 114.9 percent in the three and nine months ended September 30, 2008, versus 103.6 percent and 98.3 percent in the comparable 2007 periods, when catastrophe losses were atypically low.

Cincinnati Financial Corporation
28	Form 10-Q for the quarterly period ended September 30, 2008

Personal Lines Results

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2008	2007	Change %	2008	2007	Change %

Written premiums	$184	$192	(4.0)	$525	$541	(3.1)

Earned premiums	$167	$177	(5.4)	$518	$538	(3.6)
Loss and loss expenses excluding catastrophes	111	116	(4.1)	328	341	(3.8)
Catastrophe loss and loss expenses	40	12	222.3	107	11	858.0
Commission expenses	32	33	(2.1)	103	110	(5.8)
Underwriting expenses	22	23	(2.5)	62	68	(9.1)

Underwriting profit (loss)	$(38)	$(7)	(457.8)	$(82)	$8	nm

Ratios as a percent of earned premiums:
Loss and loss expenses excluding catastrophes	66.3%	65.4%		63.3%	63.3%
Catastrophe loss and loss expenses	23.8	7.0		20.7	2.1

Loss and loss expenses	90.1%	72.4%		84.0%	65.4%
Commission expenses	19.4	18.7		19.9	20.4
Underwriting expenses	13.0	12.7		12.0	12.8

Combined ratio	122.5%	103.8%		115.9%	98.6%

Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. The change in the loss and loss expense ratio in the three and nine months ended September 30, 2008, was due to:
•	Catastrophe losses — Catastrophe losses added 23.8 and 20.7 percentage points to the combined ratio in the three and nine months ended September 30, 2008. Catastrophe losses added 7.0 and 2.1 percentage points to the combined ratio in the three and nine months ended September 30, 2007. The contribution of non-catastrophe weather-related losses rose to 1.8 and 5.7 percentage points for the three and nine months ended September 30, 2008, compared with 1.6 and 4.9 points in the comparable 2007 periods.

•	Savings from favorable development on prior year reserves — Savings from favorable development improved the loss and loss expense ratio by 9.1 and 5.1 percentage points in the three and nine months ended September 30, 2008. Savings improved the segment ratio by 4.0 and 4.6 percentage points in the three and nine months ended September 30, 2007.

Fluctuations in prior period reserve development for the personal lines segment largely reflected quarterly fluctuations in savings for the other personal line of business, which includes personal umbrella coverages. We expect reserves for personal umbrella coverages to be highly volatile due to the nature of the coverages and claims presented.

•	Large losses — We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and settlement expenses. In the three months ended September 30, 2008, these losses were above the year-ago level due to a sizeable new case reserve related to a single large personal watercraft loss.

Our analysis continues to indicate no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2008	29

Personal Lines Losses by Size

	Three months ended September 30,			Nine months ended September,
(Dollars in millions)	2008	2007	Change %	2008	2007	Change %

New losses greater than $4,000,000	$5	$0	nm	$5	$0	nm
New losses $2,000,000-$4,000,000	0	7	(100.0)	0	11	(100.0)
New losses $1,000,000-$2,000,000	6	1	355.1	12	10	23.1
New losses $750,000-$1,000,000	2	1	8.8	4	6	(20.9)
New losses $500,000-$750,000	2	3	(19.0)	6	8	(23.2)
New losses $250,000-$500,000	8	6	69.7	20	17	17.1
Case reserve development above $250,000	2	5	(53.3)	9	12	(21.9)

Total large losses incurred	25	23	14.5	56	64	(10.4)
Other losses excluding catastrophes	68	78	(11.8)	220	232	(4.9)
Catastrophe losses	40	12	222.3	107	11	858.0

Total losses incurred	$133	$113	19.3	$383	$307	25.6

Ratios as a percent of earned premiums:
New losses greater than $4,000,000	3.0%	0.0%		1.0%	0.1%
New losses $2,000,000-$4,000,000	0.0	4.0		0.0	2.1
New losses $1,000,000-$2,000,000	3.8	0.8		2.3	1.8
New losses $750,000-$1,000,000	1.0	0.9		0.9	1.1
New losses $500,000-$750,000	1.3	1.6		1.2	1.5
New losses $250,000-$500,000	4.8	3.2		3.8	3.1
Case reserve development above $250,000	1.4	2.7		1.7	2.1

Total large losses incurred	15.3	13.2		10.9	11.8
Other losses excluding catastrophes	40.6	43.6		42.6	43.2
Catastrophe losses	23.8	7.0		20.7	2.1

Total loss ratio	79.7%	63.8%		74.2%	57.1%

Commission Expenses
Personal lines commission expenses as a percent of earned premiums declined in the nine months ended September 30, 2008, partially due to lower earned premiums. A slight rise in the ratio for the three months ended September 30, 2008, reflected the slower rate of decline in written premiums, which is the basis for commission calculations. Profit-sharing, or contingent, commissions reward the agency’s effort reflecting the profitability of an agency’s aggregate property casualty book of Cincinnati business, taking into account longer-term profit and premium volume, with a percentage for prompt payment of premiums and other criteria. These profit-based commissions generally fluctuate with our loss and loss expense ratio.
Underwriting Expenses
Non-commission underwriting expenses as a percent of earned premiums declined in the nine months ended September 30, 2008, because of a lower staffing cost allocation and lower taxes, licenses and fees. A slight rise in the ratio for the three months ended September 30, 2008, was largely due to a more rapid rate of decline in earned premiums than underwriting expenses. In addition, higher technology and staffing expenses more than offset lower state-mandated fund expenses.

Cincinnati Financial Corporation
30	Form 10-Q for the quarterly period ended September 30, 2008

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

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2008	2007	Change %	2008	2007	Change %

Personal auto:
Written premiums	$88	$92	(4.1)	$246	$256	(4.1)
Earned premiums	81	85	(4.2)	245	259	(5.3)
Loss and loss expenses incurred	52	57	(9.9)	154	174	(11.7)
Loss and loss expense ratio	63.7%	67.7%		62.7%	67.3%
Loss and loss expense ratio excluding catastrophes	62.0	67.0		60.5	67.9
Reserve development impact on loss and loss expense ratio	(5.3)	(1.0)		(3.1)	0.7

Homeowner:
Written premiums	$72	$77	(5.6)	$212	$218	(3.0)
Earned premiums	64	70	(8.4)	208	214	(2.7)
Loss and loss expenses incurred	79	58	36.1	238	142	67.8
Loss and loss expense ratio	122.8%	82.7%		114.6%	66.5%
Loss and loss expense ratio excluding catastrophes	68.3	67.1		68.4	61.1
Reserve development impact on loss and loss expense ratio	(4.0)	(0.7)		(0.9)	(3.5)

Other personal:
Written premiums	$24	$23	1.9	$67	$67	0.5
Earned premiums	22	22	(0.4)	65	65	0.2
Loss and loss expenses incurred	20	13	57.6	43	36	20.4
Loss and loss expense ratio	91.5%	57.9%		65.8%	54.7%
Loss and loss expense ratio excluding catastrophes	77.0	54.2		56.9	52.7
Reserve development impact on loss and loss expense ratio	(38.5)	(27.4)		(26.3)	(37.8)

Personal Lines Insurance Outlook
Industrywide personal lines written premiums now are expected to rise approximately 1.0 percent in 2008 with the industry combined ratio estimated at 102.5 percent. While the improvement in our new business levels and policy retention over the past two years are positive indications for our personal lines business, our growth rate continues to trend below that of the industry. We introduced a new tiered pricing structure in August for new business and in October for renewal business. In some markets, this modification to our pricing structure reduces our vulnerability to adverse selection that could pressure our future consolidated property casualty insurance combined ratio. Pricing changes planned for early 2009 should further improve our competitive stance. In addition, personal lines results can be affected by the level of catastrophe losses in a given period.
In our 2007 Annual Report on Form 10-K, Item 7, Personal Lines Insurance Outlook, Page 55, we discussed personal lines insurance strategies to enhance our response to the changing marketplace and help us achieve our long-term objectives for this segment. We remain on track with 2008 rate, product, technology and new agency expansion plans with additional updates planned for 2009.
We identify several other factors that also may affect the personal lines combined ratio in 2008 and beyond. Personal lines underwriters continue to focus on insurance to value to verify that policyholders are buying the correct level of coverage for the value of the insured risk, and we are carefully maintaining underwriting standards. If earned premiums decline more than we expect, the personal lines expense ratio may be higher than the 2007 level because some of our costs are relatively fixed, such as our planned investments in technology. We discuss our overall outlook for our property casualty insurance operations in Measuring Our Success in 2008 and Beyond, Page 19. Please see our 2007 Annual Report on Form 10-K, Item 7, Homeowner, Page 54, for additional information about our ability to achieve satisfactory homeowner results.
Life Insurance Results Of Operations
Overview
Performance highlights for the life insurance segment include:
•	Revenues — Revenues were lower for the three and nine months ended September 30, 2008, because of lower earned premiums and lower separate account management fees. Gross in-force policy face amounts increased to $64.901 billion at September 30, 2008, from $61.875 billion at year-end 2007.

Earned premiums declined largely because of adjustments due to our annual evaluation of our unearned front-end load liability, an actuarial calculation determined by investment return, mortality and other assumptions. Total statutory life insurance net written premiums were up for the three and nine months ended September 30, 2008, to $44 million and $135 million, compared with $39 million and

Cincinnati Financial Corporation Form 10-Q for the quarterly period ended September 30, 2008	31

$126 million in the comparable 2007 periods. Total statutory written premiums for life insurance operations for all periods include life insurance, annuity and accident and health premiums. The increase in total statutory life insurance written premiums primarily was due to sales of term life insurance and annuity products.

Earned premiums also declined because fee income from universal life products was down 44.1 percent and 22.4 percent in the three and nine months ended September 30, 2008, principally reflecting an increase in our liability for unearned front-end loads, an actuarial adjustment.

Separate account investment management fee income made no contribution to total revenue in the three months ended September 30, 2008, compared with a $1 million contribution in the comparable prior 2007 period. This fee income contributed $1 million in the nine months ended September 30, 2008, compared with $4 million in the year-ago period. These fees declined primarily because of $6 million of valuation impairments of the $477 million fixed-maturity portfolio backing our separate account products.
Life Insurance Results

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2008	2007	Change %	2008	2007	Change %

Written premiums	$44	$39	13.9	$135	$126	6.7

Earned premiums	$30	$34	(12.2)	$93	$99	(6.8)
Separate account investment management fees	0	1	(103.7)	1	4	(61.7)

Total revenues	30	35	(15.2)	94	103	(8.6)

Contract holders benefits incurred	41	36	11.5	114	98	16.7
Investment interest credited to contract holders	(16)	(14)	10.7	(47)	(43)	10.4
Operating expenses incurred	11	15	(21.7)	33	44	(25.2)

Total benefits and expenses	36	37	(1.5)	100	99	0.9

Life insurance segment profit (loss)	$(6)	$(2)	(274.4)	$(6)	$4	(270.9)

•	Profitability — The life insurance segment frequently reports only a small profit or loss on a GAAP basis because most of its investment income is included in investment segment results. We include investment income credited to contract holders (interest assumed in life insurance policy reserve calculations) in life insurance segment results. Due to less favorable mortality and the lower separate account management fees, the segment reported a loss of $6 million in the three months ended September 30, 2008, compared with a loss of $2 million in the year-ago period. Primarily due to the less favorable mortality expense, the segment reported a loss of $6 million for the nine months ended September 30, 2008, compared with profit of $4 million in the year-ago period.

At the same time, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. For that reason, we also evaluate GAAP data, including all investment activities on life insurance-related assets including investment income and realized gains or losses on investments. Due to realized investment losses in 2008, the life insurance company reported a GAAP net loss in the three and nine months ended September 30, 2008, of $24 million and $20 million, respectively. The life insurance company portfolio had after-tax realized investment losses of $29 million and $44 million in the three and nine months ended September 30, 2008. For the three months ended September 30, 2007, realized investment losses were minimal, and we reported a gain of $33 million in the nine-month period.

Life segment expenses consist principally of contract holders (policyholders) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs.
Life Insurance Outlook
Our overall objective is to increase premiums and contain expenses as the life insurance company seeks to earn a larger share of the life insurance produced by our property casualty agencies. Term insurance is our largest life insurance product line. We continue to introduce new term products with features our agents and their clients indicate are important. We also continue to improve our worksite portfolio to help in our cross-selling initiatives to our agents’ commercial insurance clients.
The life insurance business is broadly considered mature. In our experience, it is not mature within the property casualty distribution system where cross-sell opportunities abound — both to personal lines and commercial lines clients. According to Bureau of Labor and industry group LIMRA statistics, there are approximately 41 million under- and uninsured employees of small business in the United States, making the cross-selling of voluntary, worksite products an opportunity for Cincinnati Life’s worksite marketing and sales strategies.

Cincinnati Financial Corporation
32	Form 10-Q for the quarterly period ended September 30, 2008

During 2008, we redesigned and introduced new LifeHorizons term products and implemented a new 20 year term product within our worksite portfolio. In addition, we will be updating all of the other products in our worksite life insurance portfolio. These improvements support opportunities to cross-sell life insurance products to clients of the independent agencies that sell Cincinnati’s property casualty insurance policies.
Investments Results Of Operations
Overview
The investment segment contributes investment income and realized gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.
Investment Income
Pretax investment income declined 14.5 percent and 8.5 percent for the three and nine months ended September 30, 2008, primarily due to dividend reductions by financial sector holdings. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in Item 3, Quantitative and Qualitative Disclosures About Market Risk, Page 39.
Investment Results

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2008	2007	Change %	2008	2007	Change %

Investment income:
Interest	$83	$77	6.8	$238	$229	3.8
Dividends	46	75	(38.9)	169	219	(22.8)
Other	3	4	(7.3)	10	11	(4.0)
Investment expenses	(2)	(4)	52.2	(5)	(8)	37.8

Total investment income, net of expenses	130	152	(14.5)	412	451	(8.5)

Investment interest credited to contract holders	(16)	(14)	(10.7)	(47)	(43)	(10.4)

Realized investment gains and losses summary:
Realized investment gains and losses	401	20	nm	441	371	19.1
Change in fair value of securities with embedded derivatives	(8)	(3)	(174.8)	(13)	1	nm
Other-than-temporary impairment charges	(121)	(1)	nm	(400)	(2)	nm

Total realized investment gains and losses	272	16	nm	28	370	(92.4)

Investment operations income	$386	$154	151.6	$393	$778	(49.4)

Net Realized Gains and Losses
We reported a $272 million net realized investment gain in the three months ended September 30, 2008, as net gains from investment sales and bond calls were partially offset by other-than-temporary impairment charges. We reported a $28 million net realized investment gain in the nine months ended September 30, 2008, as net gains from investment sales and bond calls more than offset other-than-temporary impairment charges.
Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on results in any quarter. However, such gains or losses usually have little, if any, effect on total shareholders’ equity because most equity and fixed maturity investments are carried at fair value, with the unrealized gain or loss included as a component of other comprehensive income. Other-than-temporary impairments represent the adjustment of cost to fair value when management concludes that an investment’s decline in value below cost is other than temporary. Other-than-temporary impairment losses represent non-cash charges to income.
2008 — The realized investment gain in the third quarter of 2008 reflected:
•	$401 million in net gains from investment sales and bond calls including $360 million from sales of 38 million shares of Fifth Third, $112 million from the sale of other financial stocks and $27 million from the sale of various non-financial common stock holdings. These gains were partially offset by realized losses of $80 million, primarily resulting from the sales of certain distressed bonds and preferred and common shares in the financial sector.

•	$8 million in losses from changes in fair value of securities with embedded derivatives.

•	$121 million in other-than-temporary impairment charges to write down holdings of bonds and preferred stocks of financial services issuers including $47 million to write down holdings of Fannie Mae and Freddie Mac preferred stock.

Cincinnati Financial Corporation Form 10-Q for the quarterly period ended September 30, 2008	33

For the nine months ended September 30, 2008, realized investment gains include additional items from the first six months of 2008:
•	$40 million in net gains reflecting sales as discussed in our Quarterly Report on Form 10-Q for the second quarter of this year.

•	$5 million in losses from changes in fair value of securities with embedded derivatives.

•	$279 million in other-than-temporary impairment charges discussed in our Quarterly Report on Form 10-Q for the second quarter of this year. For the year-to-date period, impairment of equity securities accounted for more than 80 percent of the total, reflecting our portfolio mix, our historic weighting in financial sector securities and the unprecedented decline in overall stock market values during 2008.

	Nine months ended September 30,
(In millions)	2008	2007

Fixed maturities
Financial	$(51)	$0
Real estate	(16)	0
Consumer cyclical	(4)	0
Service cyclical	(3)	0
Other	(3)	0

Total fixed maturies	(77)	0

Common equities
Financial	(184)	0
Health	(30)	0
Real estate	0	(2)

Total common equities	(214)	(2)

Preferred equities
Agency	(59)	0
Financial	(49)	0
Other	(1)	0

Total preferred equities	(109)	0

Total	$(400)	$(2)

2007 — In the three months ended September 30, 2007, total realized investments gains were $16 million. The $370 million realized investment gain for the nine months ended September 30, 2007, also included gains from the sale of a portion of our Exxon Mobil Corporation (NYSE:XOM)common stock holding and sales of other common stock holdings that no longer met our investment parameters. The effect of changes in the fair value of convertible securities and of other-than-temporary impairment charges was insignificant in both 2007 periods.
Investments Outlook
We now believe that full-year 2008 investment income from dividends and interest could decline more than 10 percent from the level of 2007. The primary reasons we lowered our investment income estimate were Fifth Third’s 66 percent reduction in its quarterly cash dividend in June 2008 and dividend reductions earlier in the year on securities we have subsequently sold. We also lost dividend income on preferred shares of Fannie Mae and Freddie Mac beginning in September 2008. Preliminarily, we do not anticipate a return to growth of investment income in 2009.
Our revised outlook also considers other changes in the equity portfolio in the past 12 months, the anticipated level of dividend income from other equity holdings, the investment of insurance operations cash flow and the current portfolio attributes. We discuss our equity holdings in Item 3, Quantitative and Qualitative Disclosures about Market Risk, Page 39.
Over the coming months, we expect to continue to allocate cash available for investment to both fixed-maturity and equity securities, taking into consideration our desire to protect capital as well as insurance department regulations and ratings agency comments. We believe we can invest to achieve our longstanding portfolio objectives of balancing near-term income generation and the potential for long-term book value growth. Over the years, equity investments generally have offered our company a steady flow of dividend income along with the potential for capital appreciation.
We are aware that decisions to sell investments could have a negative impact on income in the short term. Proceeds of the sale of current holdings with higher current yields may be reinvested in securities with lower but more secure yields. High common stock yields in the current market generally are due to depressed market prices that reflect broader concerns about risks, including potential dividend payout reductions or eliminations.

Cincinnati Financial Corporation
34	Form 10-Q for the quarterly period ended September 30, 2008

We believe a continuation of the current credit environment, especially if economic conditions worsen, could lead to further declines in portfolio values, resulting in other-than-temporary impairment charges. Of the 2,156 securities in the portfolio, 22 were trading below 70 percent of book value at September 30, 2008. Our asset impairment committee regularly monitors the portfolio.
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
Other
We report as “Other” the non-investment operations of the parent company and its subsidiaries CFC Investment Company and CinFin Capital Management Company (excluding client investment activities), as well as other income of our insurance subsidiary. Beginning in 2008, we also are including results of The Cincinnati Specialty Underwriters and CSU Producer Resources in Other. In the first nine months of 2008, Cincinnati Specialty Underwriters and CSU Producer Resources contributed an immaterial amount to revenues and losses before income taxes included in Other.

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2008	2007	Change %	2008	2007	Change %

Interest and fees on loans and leases	$2	$2	(14.9)	$6	$8	(20.1)
Money management fees	1	1	(7.3)	2	2	(5.5)
Other revenues	2	(1)	412.3	3	1	81.2

Total revenues	5	2	107.5	11	11	(3.6)

Underwriting expenses	3	0	nm	3	0	nm
Operating expenses	3	3	(6.2)	12	8	45.6
Interest expense	15	12	13.1	40	38	1.8

Total expenses	21	15	24.8	55	46	16.4

Pre-tax loss	$(16)	$(13)	(10.9)	$(44)	$(35)	(22.7)

Taxes
We had $109 million and $52 million of income tax expense in the three months and nine months ended September 30, 2008, compared with $36 million and $270 million in the comparable prior periods. The effective tax rates for the three and nine months ended September 30, 2008, were 30.6 percent and 16.2 percent compared with 22.5 percent and 28.7 percent in the comparable prior periods.
The primary reason for the change in the effective tax rate was the level and timing of realized gains. In the first nine months of 2008, we had pretax realized gains of $28 million, including $272 million in the three months ended September 30. In the first nine months of 2007, we had pretax realized gains of $370 million, including $16 million in the three months ended September 30. Lower underwriting results as well as lower investment income from dividends for the current three and nine month periods compared with prior periods also contributed to the change in the effective tax rates for 2008.
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
Liquidity And Capital Resources
At September 30, 2008, we had shareholders’ equity of $4.687 billion compared with $4.707 billion at June 30, 2008, and $5.929 billion at year-end 2007. Total debt was $860 million. At September 30, 2008, we had $347 million in cash and cash equivalents compared with $333 million at June 30, 2008, and $226 million at year-end 2007.
Sources Of Liquidity
Subsidiary Dividends
Our lead insurance subsidiary paid dividends to the parent company of $160 million in the first nine months of 2008 compared with $140 million in the first nine months of 2007. State of Ohio regulatory requirements

Cincinnati Financial Corporation Form 10-Q for the quarterly period ended September 30, 2008	35

restrict the dividends our insurance subsidiary can pay. During 2008, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $658 million. CFC Investment Company paid dividends to the parent company of $10 million in the first nine months of 2008.
Investing Activities
Investment income is a source of liquidity for both the parent company and insurance subsidiary. As we discuss under Investments Results of Operations, Page 33, we anticipate investment income will decline in 2008. We continue to focus on portfolio strategies to balance near-term income generation and long-term book value growth.
Parent company obligations can be funded with income on investments held at the parent company level or through realized gains, although we prefer to follow an investment philosophy seeking to compound cash flows over the long term. These sources of capital can help minimize subsidiary dividends to the parent company, which can protect insurance subsidiary capital. We do not anticipate upstreaming any additional dividend payments from our subsidiaries to the parent company in 2008.
See our 2007 Annual Report on Form 10-K, Item 1, Investments Segment, Page 15, for a discussion of our historic investment strategy, portfolio allocation and quality.
Insurance Underwriting
Our property casualty and life insurance operations provide liquidity because premiums generally are received before losses are paid under the policies purchased with those premiums. After satisfying our cash requirements, we use excess cash flows for investment, increasing future investment income.
This table shows a summary of cash flow of the insurance subsidiary (direct method):

	Nine months ended September 30,
(In millions)	2008	2007

Premiums collected	$2,379	$2,454
Loss and loss expenses paid	(1,547)	(1,407)
Commissions and other underwriting expenses paid	(818)	(816)

Insurance subsidiary cash flow from underwriting	14	231
Investment income received	374	376

Insurance subsidiary operating cash flow	$388	$607

Historically, cash receipts from property casualty and life insurance premiums, along with investment income, have been more than sufficient to pay claims, operating expenses and dividends to the parent company. While first-year life insurance expenses normally exceed first-year premiums, subsequent premiums are used to generate investment income until the time the policy benefits are paid.
Collected premiums are down $75 million, or 3.1 percent, similar to the decline in net written premiums. Loss and loss expenses paid rose $140 million in the first nine months of 2008 largely because of higher catastrophe losses. We discuss our future obligations for claims payments in our 2007 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 63, and our future obligations for underwriting expenses in our 2007 Annual Report on Form 10-K, Item 7, Other Commitments, Page 64.
Based on our outlook for commercial lines, personal lines and life insurance, we expect 2008 full-year cash flows from underwriting to decline compared with 2007. A lower level of cash flow available for investment could lead to lower growth rate for investment income and reduced potential for capital gains.
Capital Resources
At September 30, 2008, our total debt-to-capital ratio was 15.5 percent, with $791 million in long-term debt and $69 million in borrowings on our short-term lines of credit. Based on our present capital requirements, we do not anticipate a material increase in debt levels during 2008. As a result, we believe that changes in our debt-to-capital ratio will be a function of the contribution of unrealized investment gains or losses to shareholders’ equity.
We provide details of our three long-term notes in our 2007 Annual Report on Form 10-K, Item 8, Note 7 of the Consolidated Financial Statements, Page 96. None of the notes are encumbered by rating triggers. Our debt ratings are described in Measuring our Success in 2008 and Beyond, Page 19.
A.M. Best placed our ratings under review with negative implications on July 3, 2008, including its issuer credit ratings of aa+ for our standard market property casualty insurance group and member companies, aa- for our life insurance subsidiary and aa- for senior debt of parent Cincinnati Financial Corporation. Fitch Ratings removed our ratings from rating watch negative on July 17, 2008, lowering the issuer default rating of Cincinnati Financial Corporation to A from AA- and its senior debt ratings to A- from A+, with a negative outlook. Moody’s Investors Service removed our ratings from review on September 25, 2008, lowering the senior debt rating of Cincinnati Financial Corporation to A3 from A2 with a stable outlook. Moody’s maintained a two-notch

Cincinnati Financial Corporation
36	Form 10-Q for the quarterly period ended September 30, 2008

spread between the debt rating and insurance financial strength ratings due to significant financial flexibility and liquidity afforded by the holding company’s large investment portfolio representing over 100 percent of its outstanding debt. Standard & Poor’s Ratings Services removed our counterparty credit ratings from credit watch on June 30, 2008, lowering Cincinnati Financial Corporation to BBB+ and our standard market property casualty insurance companies and our life insurance subsidiary to A+ with a negative outlook.
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
Contractual Obligations
In our 2007 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 63, we estimated our future contractual obligations as of December 31, 2007. There have been no material changes to our estimates of future contractual obligations except new obligations to fund the distribution of earned pension benefits to participants leaving the qualified pension plan.
As discussed in Note 4, Employee Benefits, Page 9, we modified the qualified pension during the third quarter of 2008, terminating participation in the plan for certain participants in a transition to a sponsored 401(k) with company matching of associate contributions.
During the fourth quarter of 2008, we expect to contribute cash of approximately $24 million to fund the distribution of earned pension benefits to participants leaving the qualified pension plan and to contribute an additional $1 million to the qualified pension plan due to lower market values of assets held by the plan. Contributions to the qualified pension plan are influenced by capital market conditions and are subject to change.
Full-year 2008 results of operations are expected to include a total of $47 million of expenses related to pension costs. Through the nine months ended September 30, 2008, we recognized $17 million of those expenses, including a one-time charge of $3 million in curtailment costs related to the transition. In the fourth quarter of 2008, we expect to recognize a one-time $26 million settlement charge related to the transition and approximately $4 million of pension costs related to the ongoing plans.
Potential savings due to lower funding requirements for the qualified pension plan are expected to be offset by company 401(k) contributions, which began on September 1, 2008.
Other Commitments
In addition to our contractual obligations, we have other operational commitments.
•	Commissions — Commissions paid declined slightly in the first nine months of 2008. Commission payments generally track with written premiums.

•	Other operating expenses — Many of our operating expenses are not contractual obligations, but reflect the ongoing expenses of our business. Non-commission operating expenses paid rose in the first nine months of 2008, reflecting higher staffing costs.

In addition to contractual obligations for hardware and software, we anticipate capitalizing $7 million in spending for key technology initiatives in 2008. Capitalized development costs related to key technology initiatives were $5 million in the first nine months of 2008. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

•	Business continuity and backup data processing center — We are in the process of discussing pricing and terms with a number of vendors for backup data processing facilities and a business continuity center. Our goal is to substantially reduce the investment required to renovate a property that may now serve only as a business continuity facility.
Investing Activities
After fulfilling operating requirements, we invest cash flows from underwriting, investment and other corporate activities in fixed maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. See Measuring our Success, Page 19, for a discussion of current refinements to our investment strategies that reflect our risk management activities. We discuss certain portfolio attributes in Item 3, Quantitative and Qualitative Disclosures about Market Risk, Page 39.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2008	37

Uses of Capital
Uses of cash to enhance shareholder return include:
•	Dividends to shareholders — In February 2008, the board of directors authorized a 9.9 percent increase in the regular quarterly cash dividend to an indicated annual rate of $1.56 per share. During the first nine months of 2008, $186 million was used for cash dividends to shareholders.

•	Common stock repurchase program — No shares were repurchased during the third quarter. Reflecting purchases in the first half of the year, for the nine months ended September 30, 2008, we used $139 million to repurchase 3.8 million shares of our common stock at an average price of $36.28. The details of the 2008 repurchase activity and repurchase authorizations are described in Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, Page 46. We do not adjust number of shares repurchased and average price per repurchased share for stock dividends.

Our board remains committed to stock repurchase as a means of enhancing shareholder value. We generally make common repurchases when we believe the open market stock price is favorable; however, we are limiting our activity in the second half of 2008 to help conserve capital. We would continue to expect that annual repurchases would offset dilution from share-based compensation.
Property Casualty Insurance Reserves
For the business lines in the commercial and personal lines insurance segments, the following tables show the breakout of gross reserves among case, IBNR and loss expense reserves, net of salvage and subrogation reserves. Reserving practices are discussed in our 2007 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Reserves, Page 37.
The rise in total gross reserves for each segment largely was due to higher reserves for catastrophe losses. Commercial lines segment reserves also increased because of higher surety and executive risk case reserves.
Commercial Lines Insurance Segment Reserves

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At September 30, 2008
Commercial casualty	$1,063	$373	$514	$1,950	52.8%
Commercial property	157	21	34	212	5.8
Commercial auto	265	49	64	378	10.3
Workers’ compensation	443	317	120	880	23.9
Specialty packages	80	5	11	96	2.6
Surety and executive risk	119	1	44	164	4.4
Machinery and equipment	3	3	1	7	0.2

Total	$2,130	$769	$788	$3,687	100.0%

At December 31, 2007
Commercial casualty	$1,035	$389	$524	$1,948	55.1%
Commercial property	104	6	29	139	3.9
Commercial auto	276	48	65	389	11.0
Workers’ compensation	426	315	119	860	24.3
Specialty packages	67	1	9	77	2.3
Surety and executive risk	68	2	42	112	3.2
Machinery and equipment	4	3	1	8	0.2

Total	$1,980	$764	$789	$3,533	100.0%

Personal Lines Insurance Segment Reserves

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At September 30, 2008
Personal auto	$138	$(2)	$28	$164	37.6%
Homeowners	94	35	18	147	33.6
Other personal	55	59	12	126	28.8

Total	$287	$92	$58	$437	100.0%

At December 31, 2007
Personal auto	$163	$(4)	$30	$189	48.2%
Homeowners	61	8	14	83	21.0
Other personal	54	54	12	120	30.8

Total	$278	$58	$56	$392	100.0%

Cincinnati Financial Corporation
38	Form 10-Q for the quarterly period ended September 30, 2008

Life Insurance Reserves
Gross life policy reserves were $1.553 billion at September 30, 2008, compared with $1.478 billion at year-end 2007, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2007 Annual Report on Form 10-K, Item 7, Life Insurance Reserves, Page 70.
Other Matters
Significant Accounting Policies
Our significant accounting policies are discussed in our 2007 Annual Report on Form 10-K, Item 8, Note 1 to the Consolidated Financial Statements, Page 87, and updated in Note 1 to the Condensed Consolidated Financial Statements beginning on Page 7. As of September 30, 2008, $44 million (fair value) of collateralized mortgage obligations are included in our fixed-maturity investments and are classified as available for sale and recorded at fair value in the consolidated financial statements.
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
The fair value (market value) of our investment portfolio was $10.078 billion at September 30, 2008, compared with $10.379 billion at June 30, 2008, and $12.198 billion at year-end 2007.

		At September 30, 2008				At December 31, 2007
(In millions)	Book value	% of BV	Fair value	% of FV	Book value	% of BV	Fair value	% of FV

Taxable fixed maturities	$3,345	39.1%	$3,191	31.6%	$3,265	36.9%	$3,284	26.9%
Tax-exempt fixed maturities	2,598	30.4	2,538	25.2	2,518	28.4	2,564	21.0
Common equities	2,183	25.5	3,937	39.1	2,715	30.7	6,020	49.4
Preferred equities	217	2.5	200	2.0	260	2.9	229	1.9
Short-term investments	212	2.5	212	2.1	101	1.1	101	0.8

Total	$8,555	100.0%	$10,078	100.0%	$8,859	100.0%	$12,198	100.0%

The parent-company ratio of investment assets to total assets was 23.3 percent at September 30, 2008, compared with 28.4 percent at year-end 2007. At September 30, 2008, the parent company held 31.7 percent of our common stock holdings (measured by fair value).
Our portfolio contains $157 million of assets for which values are based on prices or valuation techniques that require management judgment (Level 3 assets). We obtain at least two outside valuations for these assets and generally use the more conservative calculation. These investments include private placements, small issues and various thinly traded securities.
As of September 30, 2008, total Level 3 assets were 1.5 percent of assets measured at fair value compared with 1.5 percent at March 31, 2008, and 1.6 percent at June 30, 2008. See Item 1, Note 8, Fair Value Hierarchy, Page 11, for additional discussion of our valuation techniques.
In addition, Other invested assets included $35 million of life policy loans, $33 million of venture capital fund investments, $8 million of private equity investments and $6 million of investment in real estate, as of September 30, 2008.
Fixed-Maturity Investments
By maintaining a well-diversified fixed-maturity portfolio, we attempt to reduce overall risk. We invest new money in the bond market on a continuous basis, targeting what we believe to be optimal risk-adjusted after-tax yields. Risk, in this context, includes interest rate, call, reinvestment rate, credit and liquidity risk. We do not make a concerted effort to alter duration on a portfolio basis in response to anticipated movements in interest rates. By continuously investing in the bond market, we build a broad, diversified portfolio that we believe mitigates the impact of adverse economic factors.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2008	39

Our bond portfolio has held up well in the current environment. As of September 30, 2008, the bond portfolio was trading at 96.5 percent of its book value. It is a diverse mix of taxable and tax-exempt securities, covering a wide range of sectors, industries and maturities. The general level of interest rates was stable in the third quarter of 2008; however, credit spreads widened considerably due to a continued flight to quality.
Credit ratings as of September 30, 2008, compared with December 31, 2007, for the fixed-maturity and short-term portfolio were:

	At September 30, 2008		At December 31, 2007
	Fair	Percent	Fair	Percent
(Dollars in millions)	value	to total	value	to total

Moody’s Ratings
Aaa, Aa, A	$3,501	58.9%	$4,103	69.0%
Baa	1,391	23.4	1,070	17.9
Ba	244	4.1	280	4.7
B	66	1.1	105	1.8
Caa	16	0.3	36	0.6
Non-rated	723	12.2	355	6.0

Total	$5,941	100.0%	$5,949	100.0%

Standard & Poor’s Ratings
AAA, AA, A	$3,110	52.4%	$3,589	60.3%
BBB	1,372	23.1	1,092	18.4
BB	245	4.1	258	4.3
B	77	1.3	125	2.1
CCC	11	0.2	33	0.6
Non-rated	1,126	18.9	852	14.3

Total	$5,941	100.0%	$5,949	100.0%

The shift in the higher portfolio ratings during 2008 primarily was driven by significant calls of government sponsored entities (GSE) bonds as well as rating withdrawals that occurred in response to the difficulties experienced by certain municipal bond insurers. This also led to a surge in bonds in the non-rated category. Many of the securities shown as non-rated by Moody’s or Standard & Poor’s are evaluated by the other entity. At September 30, 2008, securities not rated by both entities make up only $217 million, or 3.8 percent, of the total fixed-maturity portfolio.
Attributes of the fixed-maturity portfolio include:

	Nine months ended		Years ended
	September 30,		December 31,
	2008		2007

Weighted average yield-to-book value	5.5%		5.3%
Weighted average maturity	8.4	yrs	8.0	yrs
Effective duration	5.6	yrs	4.8	yrs
We discuss maturities of our fixed-maturity portfolio in our 2007 Annual Report on Form 10-K, Item 8, Note 2 of the Consolidated Financial Statements, Page 93.
Taxable Fixed-maturities
Our taxable fixed-maturity portfolio (at fair value) includes:
•	$417 million in U.S. agency paper that is rated Aaa/AAA by Moody’s and Standard & Poor’s, respectively.

•	$2.322 billion in investment-grade corporate bonds that have a Moody’s rating at or above Baa 3 or a Standard & Poor’s rating at or above BBB-.

•	$257 million in high-yield corporate bonds that have a Moody’s rating below Baa-3 or a Standard & Poor’s rating below BBB-.

•	$208 million in convertible bonds and redeemable preferred stocks.
Our strategy typically is to buy and hold fixed-maturity investments to maturity, but we monitor credit profiles and market value movements when determining holding periods for individual securities.
The taxable fixed-maturity portfolio is most heavily concentrated in the financial sector, including banks, brokerage, finance and investment and insurance companies. The financial sector represented 27.3 percent and 26.0 percent, respectively, of book value and fair value of the taxable fixed-maturity portfolio at September 30, 2008, compared with 27.5 percent and 27.3 percent, at year-end 2007. Although the financial sector is our largest sector, we believe our concentration is below the average for the corporate bond market as a whole. Real estate, the second largest sector, represented another 9.4 percent and 9.1 percent, respectively,

Cincinnati Financial Corporation
40	Form 10-Q for the quarterly period ended September 30, 2008

of book value and fair value at September 30, 2008. No other sector or industry accounted for more than 10 percent of the taxable fixed-maturity portfolio. No single issuer accounted for more than 2 percent of the taxable fixed-maturity portfolio.
Tax-exempt Fixed-maturities
We traditionally have purchased municipal bonds focusing on general obligation and essential services bonds, such as sewer, water or others. While no single municipal issuer accounted for more than 2 percent of the tax-exempt municipal bond portfolio at September 30, 2008, there are higher concentrations within individual states. Holdings in Texas, Indiana, Michigan, Ohio and Illinois accounted for 62.3 percent of the municipal bond portfolio at September 30, 2008.
In recent years, we have purchased insured municipal bonds because of their excellent credit-adjusted after-tax yields. At September 30, 2008, bonds representing $1.002 billion, or 39.5 percent, of the fair value of our municipal portfolio were insured with an average rating of Aaa. Because of our emphasis on general obligation and essential services bonds, over 90 percent of the insured municipal bonds have an underlying rating of at least A3 or A-.
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
The table below summarizes the effect of hypothetical changes in interest rates on the fixed-maturity portfolio:

	Fair value of
	fixed maturity	100 basis point	100 basis point
(In millions)	portfolio	spread decrease	spread increase

At September 30, 2008	$5,729	$6,047	$5,411

At December 31, 2007	5,848	6,131	5,565
The effective duration of the fixed maturity portfolio is currently 5.6 years, up from year-end 2007. A 100 basis point movement in interest rates would result in an approximately 5.6 percent change in the market value of the fixed maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its market value will be to changes in the general level of interest rates, exclusive of call features. The market values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.
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
Securities Lending Collateral Invested
During the third quarter, we terminated our securities lending program under which certain fixed maturities from our investment portfolio were loaned to other institutions for short periods of time. At September 30, 2008, we had no fixed maturities on loan compared with $760 million on loan at year-end 2007. We discuss the program in Item 1, Note 2, Investments, Securities Lending Program, Page 8.
In conjunction with the termination of the program, we returned the offsetting collateral. We returned $69 million of cash in lieu of $45 million book value ($69 million par value) of Alt-A, residential collateralized mortgage obligations (CMOs), which were included in fixed maturities as of September 30, 2008. In the first nine months of 2008, these CMOs had fair value adjustments of $19 million. The CMOs were an investment made by one of the short-duration funds, which subsequently dissolved and distributed the assets to its investors. When we terminated the securities lending program, we chose to retain the CMOs rather than sell them at what we felt were distressed prices in an illiquid market.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2008	41

Short-Term Investments
Our short-term investments consist primarily of commercial paper, demand notes or bonds purchased within one year of maturity. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as taxes. At September 30, 2008, we had $212 million of short-term investments compared with $101 million at year-end 2007. Short-term investments at September 30, 2008, included $88 million of cash in The Reserve’s Primary Fund, which was temporarily frozen in mid-September. We currently await resolution of this issue as The Reserve completes the liquidation process.
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
At September 30, 2008, there were 14 holdings with a fair value equal to or greater than 2 percent of our common stock portfolio compared with 14 similar holdings at year-end 2007. As the managements of our financial sector holdings have evaluated their dividend levels in light of recent financial and credit market activity, several of our holdings have reduced their dividend rates. As a result, during the first nine months of 2008, we sold out of some holdings, including three large former holdings — Huntington Bancshares Inc (NASDAQ:HBAN), National City Corporation (NYSE:NCC) and Wachovia Corporation (NYSE:WB). In addition, we have reduced our ownership of other large holdings to lock in gains.

	As of and for the nine months ended September 30, 2008
				Earned
		Fair	Percent of	dividend
(Dollars in millions)	Cost	value	fair value	income

The Procter & Gamble Company	$206	$524	13.3%	$9
Fifth Third Bancorp	29	348	8.8	45
Exxon Mobil Corporation	36	296	7.5	5
U.S. Bancorp	188	287	7.3	13
Johnson & Johnson	221	280	7.1	5
PNC Financial Services Group, Inc.	37	239	6.1	9
Wells Fargo & Company	92	194	4.9	6
Piedmont Natural Gas Company, Inc.	64	180	4.6	5
Wyeth	62	163	4.1	4
AllianceBernstein Holding L.P.	113	145	3.7	11
Chevron Corporation	56	109	2.8	3
General Electric Company	120	93	2.4	3
Pepsico, Inc.	72	83	2.1	1
Pfizer, Inc.	77	81	2.1	4
All other common stock holdings (33)	810	915	23.2	24

Total	$2,183	$3,937	100.0%	$147

Our long-term strategy, along with our emphasis on a small group of equities and long-term investment horizon has resulted in concentrations within the portfolio. These investments have built up substantial accumulated unrealized appreciation over a number of years. When sales made in October 2008 are taken into account, our Fifth Third holding would rank as our second largest financial sector holding by market value and is held primarily at our parent company. We now hold approximately 3.5 percent of Fifth Third’s common stock. Until the recent sales, we had held more than 10 percent of Fifth Third’s common stock for many years.

Cincinnati Financial Corporation
42	Form 10-Q for the quarterly period ended September 30, 2008

Common Stock Portfolio Industry Sector Distribution

	Percent of Publicly Traded Common Stock Portfolio
	At September 30, 2008		At December 31, 2007
	Cincinnati	S&P 500 Industry	Cincinnati	S&P 500 Industry
	Financial	Weightings	Financial	Weightings

Sector:
Financial	32.4%	15.8%	56.2%	17.6%
Healthcare	15.8	13.1	10.2	12.0
Energy	12.2	13.4	11.5	12.9
Consumer Staples	16.1	12.2	10.7	10.2
Utilities	7.9	3.6	4.8	3.6
Consumer Discretionary	4.8	8.5	2.8	8.5
Information Technology	3.6	15.9	1.9	16.8
Industrials	5.4	11.1	1.9	11.5
Materials	1.2	3.4	0.0	3.3
Telecomm Services	0.6	3.0	0.0	3.6

Total	100.0%	100.0%	100.0%	100.0%

After the sale of 9 million shares of Fifth Third in early October, our financial sector holdings account for approximately 30 percent of the market value of our common stock holdings.
Unrealized Investment Gains And Losses
At September 30, 2008, unrealized investment gains before taxes totaled $1.861 billion and unrealized investment losses in the investment portfolio amounted to $338 million.
Unrealized Investment Gains
The unrealized gains at September 30, 2008, largely were due to long-term gains from our common stock portfolio. Holdings that contributed 10 percent or more of the $1.861 billion in gains were: ExxonMobil, Fifth Third, PNC Financial Services Group, Inc. (NYSE:PNC) and The Procter & Gamble Company (NYSE:PG).
Unrealized Investment Losses — Potential Other-than-temporary Impairments
We expect the number of securities trading below book value to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, book values for some securities are revised through impairment charges recognized in prior periods.
During the first nine months of 2008, a total of 96 securities were written down as other-than-temporarily impaired. The other-than-temporary impairments resulted in a pre-tax, non-cash charge of $400 million for the nine months. Equity securities accounted for more than 80 percent of the year-to-date impairment charges, reflecting our portfolio mix, our historic weighting in financial sector securities and the decline in overall stock market values during 2008. During the first nine months of 2007, we impaired securities for a total of $2 million.
At September 30, 2008, 1,438 of the 2,156 securities we owned were trading below book value compared with 373 of the 2,053 securities we owned at year-end 2007. The 1,438 holdings trading below book value at September 30, 2008, represented 46.9 percent of fair value of invested assets and $338 million in unrealized losses. We deem the risk related to securities trading between 70 percent and 100 percent of book value to be relatively minor and at least partially offset by the earned income potential of these investments.
•	1,228 of these holdings were trading between 90 percent and 100 percent of book value. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 1,228 securities was $3.987 billion at September 30, 2008, and they accounted for $164 million in unrealized losses.

•	188 of these holdings were trading between 70 percent and 90 percent of book value at September 30, 2008. The fair value of these holdings was $707 million, and they accounted for $129 million in unrealized losses. These securities, which are being closely monitored, have been affected by a combination of factors including wider credit spreads driven primarily by the distress in the mortgage market, slumping real estate valuations, the effects of a slowing economy and the effects of higher interest rates on longer duration instruments. The majority of these securities are in the financial sector.

•	22 securities were trading below 70 percent of book value at September 30, 2008. The fair value of those holdings was $71 million, and they accounted for $45 million in unrealized losses. Twenty of these 22 securities are bonds of companies in the troubled financial sector. These companies have events pending that we believe should have a positive impact on their market values that would be sufficient to

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2008	43

remove them from consideration for impairment. All of these securities currently have investment grade ratings.
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
The following table summarizes the investment portfolio by period of time:

	6 Months or less		> 6 - 12 Months		> 12 - 24 Months		> 24 - 36 Months
		Gross		Gross		Gross		Gross
	Number	unrealized	Number	unrealized	Number	unrealized	Number	unrealized
(Dollars in millions)	of issues	gain/loss	of issues	gain/loss	of issues	gain/loss	of issues	gain/loss

At September 30, 2008
Taxable fixed maturities:
Trading below 70% of book value	19	$(36)	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	329	(73)	86	(32)	43	(18)	52	(17)
Trading at 100% and above of book value	79	1	36	2	16	1	148	18

Total	427	(108)	122	(30)	59	(17)	200	1

Tax-exempt fixed maturities:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	604	(35)	199	(31)	25	(5)	42	(6)
Trading at 100% and above of book value	10	0	30	0	93	2	254	15

Total	614	(35)	229	(31)	118	(3)	296	9

Common equities:
Trading below 70% of book value	1	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	16	(54)	5	(13)	0	0	0	0
Trading at 100% and above of book value	5	12	0	0	1	17	19	1,792

Total	22	(42)	5	(13)	1	17	19	1,792

Preferred equities:
Trading below 70% of book value	2	(9)	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	5	(4)	4	(5)	1	0	0	0
Trading at 100% and above of book value	22	0	3	1	0	0	0	0

Total	29	(13)	7	(4)	1	0	0	0

Short-term investments:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	0	0	5	0	0	0	0	0
Trading at 100% and above of book value	2	0	0	0	0	0	0	0

Total	2	0	5	0	0	0	0	0

Summary:
Trading below 70% of book value	22	(45)	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	954	(166)	299	(81)	69	(23)	94	(23)
Trading at 100% and above of book value	118	13	69	3	110	20	421	1,825

Total	1,094	$(198)	368	$(78)	179	$(3)	515	$1,802

Cincinnati Financial Corporation
44	Form 10-Q for the quarterly period ended September 30, 2008

The following table summarizes the investment portfolio:

				Gross	Gross
	Number	Book	Fair	unrealised	investment
(Dollars in millions)	of issues	value	value	gain/loss	income

At September 30, 2008
Taxable fixed maturities:
Trading below 70% of book value	19	$92	$56	$(36)	$4
Trading at 70% to less than 100% of book value	510	2,266	2,126	(140)	88
Trading at 100% and above of book value	279	987	1,009	22	50
Securities sold in current year	0	0	0	0	17

Total	808	3,345	3,191	(154)	159

Tax-exempt fixed maturities:
Trading below 70% of book value	0	0	0	0	0
Trading at 70% to less than 100% of book value	870	1,840	1,763	(77)	55
Trading at 100% and above of book value	387	758	775	17	28
Securities sold in current year	0	0	0	0	1

Total	1,257	2,598	2,538	(60)	84

Common equities:
Trading below 70% of book value	1	0	0	0	0
Trading at 70% to less than 100% of book value	21	714	647	(67)	11
Trading at 100% and above of book value	25	1,469	3,290	1,821	127
Securities sold in current year	0	0	0	0	8

Total	47	2,183	3,937	1,754	146

Preferred equities:
Trading below 70% of book value	2	23	14	(9)	1
Trading at 70% to less than 100% of book value	10	64	55	(9)	3
Trading at 100% and above of book value	25	130	131	1	9
Securities sold in current year	0	0	0	0	3

Total	37	217	200	(17)	16

Short-term investments:
Trading below 70% of book value	0	0	0	0	0
Trading at 70% to less than 100% of book value	5	104	104	0	0
Trading at 100% and above of book value	2	108	108	0	0
Securities sold in current year	0	0	0	0	1

Total	7	212	212	0	1

Portfolio summary:
Trading below 70% of book value	22	115	70	(45)	5
Trading at 70% to less than 100% of book value	1,416	4,988	4,695	(293)	157
Trading at 100% and above of book value	718	3,452	5,313	1,861	214
Investment income on securities sold in current year	0	0	0	0	30

Total	2,156	$8,555	$10,078	$1,523	$406

At December 31, 2007
Portfolio summary:
Trading below 70% of book value	3	$18	$12	$(6)	$0
Trading at 70% to less than 100% of book value	370	2,064	1,882	(182)	92
Trading at 100% and above of book value	1,680	6,777	10,304	3,527	473
Investment income on securities sold in current year	0	0	0	0	36

Total	2,053	$8,859	$12,198	$3,339	$601

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended September 30, 2008	45

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures — The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 30, 2008. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
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
Changes in Internal Control over Financial Reporting — During the three months ended September 30, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
Neither the company nor any of our subsidiaries is involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of its business.
Item 1A. Risk Factors
Our risk factors have not changed materially since they were described in our 2007 Annual Report on Form 10-K filed February 29, 2008, except as updated in our Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed on August 6, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The board of directors has authorized share repurchases since 1996. We discuss the board authorization in our 2007 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Uses of Capital, Page 64. We did not sell any of our shares that were not registered under the Securities Act during the first nine months of 2008. In the first nine months of 2008, we repurchased a total of 3.8 million shares. In January 2008, we acquired 71,003 shares to settle the accelerated share repurchase program authorized in October 2007.

			Total number of	Maximum number of
			shares purchased as	shares that may yet
	Total number	Average	part of publicly	be purchased under
	of shares	price paid	announced plans or	the plans or
Month	purchased	per share	programs	programs

January 1-31, 2008	71,003	$0.00	71,003	12,293,608
February 1-29, 2008	1,192,197	37.51	1,192,197	11,101,411
March 1-31, 2008	1,736,800	37.15	1,736,800	9,364,611
April 1-30, 2008	0	0.00	0	9,364,611
May 1-31, 2008	750,957	35.88	750,000	8,614,611
June 1-30, 2008	71,003	34.59	71,003	8,543,608
July 1-31, 2008	0	0.00	0	8,543,608
August 1-31, 2008	0	0.00	0	8,543,608
September 1-30, 2008	0	0.00	0	8,543,608

Totals	3,821,960	36.28	3,821,003

On October 24, 2007 the board of directors expanded the existing repurchase authorization to approximately 13 million shares. Purchases are expected to be made generally through open market transactions. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, pursuant to SEC regulations.

Cincinnati Financial Corporation
46	Form 10-Q for the quarterly period ended September 30, 2008

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
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1A	Amended Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 1999 Annual Report on Form 10-K dated March 23, 2000) (File No. 000-04604)

3.1B	Amendment to Article Fourth of Amended Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to Exhibit 3(i) filed with the company’s Current Report on Form 8-K dated July 15, 2005)

3.2	Regulations of Cincinnati Financial Corporation (incorporated by reference to the company’s Definitive Proxy Statement dated March 2, 1992, Exhibit 2) (File No. 000-04604)

4.1	Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034)

4.2	Supplemental Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034)

4.3	Second Supplemental Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated May 9, 2005, filed with respect to the completion of the company’s exchange offer and rescission offer for its 6.90% senior debentures due 2028)

4.4	Form of 6.125% Exchange Note Due 2034 (included in Exhibit 4.2)

4.5	Form of 6.92% Debentures Due 2028 (included in Exhibit 4.3)

4.6	Indenture with the First National Bank of Chicago (subsequently assigned to The Bank of New York Trust Company) (incorporated by reference to the company’s registration statement on Form S-3 effective May 22, 1998 (File No. 333-51677))

4.7	Form of 6.90% Debentures Due 2028 (included in Exhibit 4.6)

10.1	Agreement with Messer Construction (incorporated by reference to the company’s 2004 Annual Report on Form 10-K dated March 11, 2005)

10.2	2003 Non-Employee Directors’ Stock Plan (incorporated by reference to the company’s Definitive Proxy Statement dated March 21, 2005)

10.3	Cincinnati Financial Corporation Stock Option Plan No. VI (incorporated by reference to the company’s Definitive Proxy Statement dated March 1, 1999) (File No. 000-04604)

10.4	Cincinnati Financial Corporation Stock Option Plan No. VII (incorporated by reference to the company’s Definitive Proxy Statement dated March 8, 2002) (File No. 000-04604)

10.5	Standard Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. VI (incorporated by reference to the company’s 2004 Annual Report on Form 10-K dated March 11, 2005)

10.6	Cincinnati Financial Corporation 2006 Incentive Compensation Plan (incorporated by reference to the company’s Definitive Proxy Statement dated March 30, 2007)

10.7	Cincinnati Financial Corporation 2006 Stock Compensation Plan (incorporated by reference to the company’s Definitive Proxy Statement dated March 30, 2007)

Cincinnati Financial Corporation Form 10-Q for the quarterly period ended September 30, 2008	47

Exhibit No.	Exhibit Description
10.8	Standard Form of Combined Incentive/Nonqualified Stock Option for Stock Option Plan VI (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated July 15, 2005)

10.9	364-Day Credit Agreement by and among Cincinnati Financial Corporation and CFC Investment Company, as Borrowers, and Fifth Third Bank, as Lender (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated May 31, 2005)

10.10	Director and Named Executive Officer Compensation Summary (incorporated by reference to the company’s Definitive Proxy Statement dated March 30, 2007)

10.11	Executive Compensation Arrangements November 2007 (incorporated by reference to Item 5.02 of the company’s Current Report on Form 8-K dated November 14, 2007)

10.12	Executive Compensation Arrangements November 2006 (incorporated by reference to Item 5.02 of the company’s Current Report on Form 8-K dated November 24, 2006)

10.13	Amendment No. 1 to Credit Agreement by and among Cincinnati Financial Corporation and CFC investment Company, as Borrower, and Fifth Third Bank, as lender (incorporated by reference to Exhibit 10.01 filed with the company’s Current Report on Form 8-K dated May 26, 2006)

10.14	Cincinnati Financial Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.17 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.15	Standard Form of Incentive Stock Option Agreement for Stock Option Plan VII (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated October 20, 2006)

10.16	Standard Form of Nonqualified Stock Option Agreement for Stock Option Plan VII (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated October 20, 2006)

10.17	Standard Form of Incentive Stock Option Agreement for the 2006 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated October 20, 2006)

10.18	Standard Form of Nonqualified Stock Option Agreement for the 2006 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated October 20, 2006)

10.19	Restricted Stock Unit Agreement for John J. Schiff, Jr., dated January 31, 2007(incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated January 31, 2007)

10.20	Restricted Stock Unit Agreement for James E. Benoski, dated January 31, 2007 (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated January 31, 2007)

10.21	Restricted Stock Unit Agreement for Jacob F. Scherer, Jr., dated January 31, 2007 (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated January 31, 2007)

10.22	Restricted Stock Unit Agreement for Kenneth W. Stecher, dated January 31, 2007 (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated January 31, 2007)

10.23	Restricted Stock Unit Agreement for Thomas A. Joseph, dated January 31, 2007 (incorporated by reference to Exhibit 10.5 filed with the company’s Current Report on Form 8-K dated January 31, 2007)

10.24	Form of Restricted Stock Unit Agreement for the Cincinnati Financial Corporation 2006 Stock Compensation Plan (service-based) (incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K dated January 31, 2007, as amended)

10.25	Form of Restricted Stock Unit Agreement for use under the Cincinnati Financial Corporation 2006 Stock Compensation Plan (performance-based) (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated November 14, 2007)

10.26	Form of Incentive Compensation Agreement for the Cincinnati Financial Corporation 2006 Incentive Compensation Plan (performance-based) (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated March 19, 2007)

10.27	Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, The Huntington National Bank and LaSalle Bank National Association, among others, dated July 2, 2007 (incorporated by reference to Exhibit 10.01 filed with the company’s Current Report on Form 8-K dated June 30, 2007)

48	Cincinnati Financial Corporation Form 10-Q for the quarterly period ended September 30, 2008

Exhibit No.	Exhibit Description
10.28	Second Amended and Restated Discretionary Line of Credit Note with PNC Bank, National Association dated July 12, 2007 (incorporated by reference to Exhibit 10.27 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007) as renewed pursuant to the Offer and Acceptance of terms to renew $75 million unsecured line of credit with PNC Bank, N.A., effective June 30, 2008 (incorporated by reference to Exhibit 10.01 filed with the company’s Current Report on Form 8-K dated July 9, 2008)

10.29	Secondary Block Trade Agreement between The Cincinnati Insurance Company and UBS Securities LLC, dated October 23, 2007 (incorporated by reference to Exhibit 10.29 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.30	Purchase Agreement (Tranche 1 of 4) between Cincinnati Financial Corporation and UBS AG, London Branch, acting through UBS Securities LLC as agent, dated October 24, 2007 (incorporated by reference to Exhibit 10.30 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.31	Purchase Agreement (Tranche 2 of 4) between Cincinnati Financial Corporation and UBS AG, London Branch, acting through UBS Securities LLC as agent, dated October 24, 2007 (incorporated by reference to Exhibit 10.31 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.32	Purchase Agreement (Tranche 3 of 4) between Cincinnati Financial Corporation and UBS AG, London Branch, acting through UBS Securities LLC as agent, dated October 24, 2007 (incorporated by reference to Exhibit 10.32 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.33	Purchase Agreement (Tranche 4 of 4) between Cincinnati Financial Corporation and UBS AG, London Branch, acting through UBS Securities LLC as agent, dated October 24, 2007 (incorporated by reference to Exhibit 10.33 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.34	Stock Purchase Agreement between Cincinnati Financial Corporation and the E. Perry Webb Marital Trust, dated September 5, 2007 (incorporated by reference to Exhibit 10.34 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.35	Restricted Stock Unit Agreement for John J. Schiff, Jr. dated February 18, 2008 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated February 20, 2008)

10.36	Restricted Stock Unit Agreement for James E. Benoski dated February 18, 2008 (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated February 20, 2008)

10.37	Restricted Stock Unit Agreement for Jacob F. Scherer, Jr. dated February 18, 2008 (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated February 20, 2008)

10.38	Restricted Stock Unit Agreement for Kenneth W. Stecher dated February 18, 2008 (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated February 20, 2008)

10.39	Restricted Stock Unit Agreement for Thomas A. Joseph dated February 18, 2008 (incorporated by reference to Exhibit 10.5 filed with the company’s Current Report on Form 8-K dated February 20, 2008)

10.40	Form of Performance based Restricted Stock Unit Agreement for the Cincinnati Financial Corporation 2006 Stock Compensation Plan (performance-based) (incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K dated February 20, 2008)

10.41	Unwritten arrangement with Lehman Brothers Inc. to sell 35,000,000 shares of Fifth Third stock held by the Cincinnati Financial Corporation (incorporated by reference to the further description of the arrangement set forth on the company’s Current Report on Form 8-K dated July 25, 2008)

11	Statement re: Computation of per share earnings for the three and nine months ended September 30, 2008, contained in Exhibit 11 of this report

31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 — Chief Executive Officer

31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 — Chief Financial Officer

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Cincinnati Financial Corporation Form 10-Q for the quarterly period ended September 30, 2008	49

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CINCINNATI FINANCIAL CORPORATION
Date: October 29, 2008

/s/ Eric N. Mathews

Eric N. Mathews, CPCU, AIAF
Vice President, Assistant Secretary and Assistant Treasurer
(Principal Accounting Officer)

50	Cincinnati Financial Corporation Form 10-Q for the quarterly period ended September 30, 2008