Form 10-K
period 2008-12-31
CINCINNATI FINANCIAL CORP
filed 2009-02-27
CIK 20286

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2008.

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting stock held by nonaffiliates of the Registrant was $3,708,499,771 as of June 30, 2008.
As of February 19, 2009, there were 162,502,547 shares of common stock outstanding.
Document Incorporated by Reference
Portions of the definitive Proxy Statement for Cincinnati Financial Corporation’s Annual Meeting of Shareholders to be held on May 2, 2009, are incorporated by reference into Parts II and III of this Form 10-K.

Part I
Item 1. Business
Cincinnati Financial Corporation – Introduction
We are an Ohio corporation formed in 1968. Our lead subsidiary, The Cincinnati Insurance Company, was founded in 1950. Our main business is marketing property casualty insurance. Our headquarters is in Fairfield, Ohio. At year-end 2008, we had 4,179 associates, with 2,984 headquarters associates providing support to 1,195 field associates.
At year-end 2008, Cincinnati Financial Corporation owned 100 percent of four subsidiaries: The Cincinnati Insurance Company, CSU Producer Resources Inc., CFC Investment Company and CinFin Capital Management Company. In addition, the parent company has an investment portfolio, owns the headquarters building and is responsible for corporate borrowings and shareholder dividends. The Cincinnati Insurance Company owns 100 percent of our four other insurance subsidiaries.
In addition to The Cincinnati Insurance Company, our standard market property casualty insurance group includes two of those subsidiaries – The Cincinnati Casualty Company and The Cincinnati Indemnity Company. This group markets a broad range of business, homeowner and auto policies in 35 states. Other subsidiaries of The Cincinnati Insurance Company include The Cincinnati Life Insurance Company, which markets life insurance, disability income policies and annuities, and The Cincinnati Specialty Underwriters Insurance Company, which began offering surplus lines insurance products in January 2008.
The three other subsidiaries of Cincinnati Financial are CSU Producer Resources, which offers insurance brokerage services to our independent agencies so their clients can access our surplus lines insurance products; CFC Investment Company, which offers commercial leasing and financing services to our agents, their clients and other customers; and CinFin Capital Management Company, which provided asset management services to internal and third-party clients. CinFin Capital Management will cease operations effective February 28, 2009.
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
Our Business And Our Strategy
Introduction
The Cincinnati Insurance Company was founded almost 60 years ago by independent insurance agents. They established the mission that continues to guide all of the companies in the Cincinnati Financial family – to grow profitably and enhance the ability of local independent insurance agents to deliver quality financial protection to the people and businesses they serve by:
•	providing market stability through financial strength
•	producing competitive up-to-date products and services and
•	developing associates committed to superior service
A select group of agencies in 35 states actively markets our property casualty insurance within their communities. Standard market commercial lines policies are available in all of those states, while personal lines policies are available in 27 and surplus commercial lines policies are available in 33 of the same 35 states. Within this select group, we also seek to become the life insurance carrier of choice and to help agents and their clients – our policyholders – by offering leasing and financing services.
Three hallmarks distinguish this company, positioning us to build value and long-term success:
•	Commitment to our network of professional independent insurance agencies and to their continued success
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 1

•	Financial strength that lets us be a consistent market for our agents’ business, supporting stability and confidence
•	Operating structure that supports local decision making, showcasing our claims excellence and allowing us to balance growth with underwriting discipline
Independent Insurance Agency Marketplace
The U.S. property casualty insurance industry is a highly competitive marketplace with over 2,000 stock and mutual companies operating independently or in groups. No single company or group dominates across all product lines and states. Standard market insurance companies (carriers) can market a broad array of products nationally or:
•	choose to sell a limited product line or only one type of insurance (monoline carrier)
•	target a certain segment of the market (for example, personal insurance)
•	focus on one or more states or regions (regional carrier)
Standard market property casualty insurers generally offer insurance products through one or more distribution channels:
•	independent agents, who represent multiple carriers,
•	captive agents, who represent one carrier exclusively, or
•	direct marketing to consumers
For the most part, we compete with standard market insurance companies that market through independent insurance agents.
We are committed to this channel. The independent agencies that we choose to market our standard lines insurance products share our philosophies. They do business person to person; offer broad, value-added services; maintain sound balance sheets; and manage their agencies professionally. We develop our relationships with agencies that are active in their local communities, providing important knowledge of local market trends, opportunities and challenges.
In addition to the standard market for property casualty insurance, the surplus lines market exists due to a regulatory distinction. Generally, surplus lines insurance carriers provide insurance that is unavailable in the standard market due to market conditions or due to characteristics of the insured person or organization that are caused by nature, the insured’s claim history or the characteristics of their business. Insurers operating in the surplus lines market are generally small specialty insurers or specialized divisions of larger insurance organizations. Each markets through surplus lines insurance brokers.
We opened our own surplus line insurance brokerage firm so that we could offer surplus lines products exclusively to the independent agents who market our other property casualty insurance products. We also market life insurance products through the agencies that market our property casualty products.
At year-end 2008, our 1,133 agency relationships had 1,387 reporting locations marketing our standard market insurance products. An increasing number of agencies have multiple, separately identifiable locations, reflecting their growth and consolidation of ownership within the independent agency marketplace. The number of reporting agency locations indicates our agents’ regional scope and the extent of our presence within our 35 active states. At year-end 2007, our 1,092 agency relationships had 1,327 reporting locations. At year-end 2006, our 1,066 agency relationships had 1,289 reporting locations.
On average, we have a 12.4 percent share of the property casualty insurance purchased through our reporting agency locations. Our share is 18.1 percent in reporting agency locations that have represented us for more than 10 years; 7.4 percent in agencies that have represented us for five to 10 years; 4.4 percent in agencies that have represented us for one to five years; and 0.6 percent in agencies that have represented us for less than one year.
Our largest single agency relationship accounted for approximately 1.3 percent of our total property casualty agency earned premiums in 2008. No aggregate of locations under a single ownership structure accounted for more than 2.3 percent of our total agency earned premiums in 2008.
Over the next decade, industry analysts predict successful agencies will have opportunities to increase their size on average almost three-fold. Agencies are expected to continue to pursue consolidation opportunities, buying or merging with other agencies to create stronger organizations and expand service. In addition to the growing networks of agency locations owned by banks and brokers, other agencies are addressing the consolidation by forming voluntary associations that may share back office and other functions to enhance economies, while maintaining their individual ownership structures.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 2

Financial Strength
We believe that our financial strength and strong surplus position, reflected in our insurer financial strength ratings, are clear, competitive advantages in the segment of the insurance marketplace that we serve. This strength supports the consistent, predictable performance that our policyholders, agents, associates and shareholders have always expected and received, and helps us withstand significant challenges.
While the prospect exists for volatility due to our exposures to potential catastrophes or significant capital market losses, the ratings agencies consistently have asserted that we have built appropriate financial strength and flexibility to manage that volatility. We remain committed to strategies that emphasize being a consistent, stable market for our agents’ business over short-term benefits that might accrue by quick reaction to changes in market conditions.
At year-end 2008 and 2007, risk-based capital (RBC) for our standard and surplus lines property casualty operations and life operations was exceptionally strong, far exceeding regulatory requirements.
•	We ended 2008 with a 0.9-to-1 ratio of property casualty premiums to surplus, a key measure of property casualty insurance company capacity. Our ratio gives us the flexibility to reduce risk by expanding our operations into new geographies and product areas. The estimated industry average ratio also was 0.9 to 1 for 2008. The lower the ratio, the greater capacity an insurer has for growth.
•	We ended 2008 with a 17.7 percent ratio of life statutory adjusted risk-based surplus to liabilities, a key measure of life insurance company capital strength. The estimated industry average ratio was 9.9 percent for 2008. A higher ratio indicates an insurer’s stronger security for policyholders and capacity to support business growth.

	At December 31,
	2008	2007

Standard market property casualty insurance subsidiary
Statutory surplus	$3,360	$4,307
Risk-based capital (RBC)	3,389	4,336
Authorized control level risk-based capital	407	615
Ratio of risk-based capital to authorized control level risk-based capital	8.3	7.0
Written premium to surplus ratio	0.9	0.7

Life insurance subsidiary
Statutory surplus	$290	$477
Risk-based capital (RBC)	290	506
Authorized control level risk-based capital	37	66
Ratio of risk-based capital to authorized control level risk-based capital	7.8	7.3
Total liabilities excluding separate account business	1,640	1,552
Life statutory risk-based adjusted surplus to liabilities ratio	17.7%	33.2%

Surplus lines subsidiary
Statutory surplus	$174	$196
Risk-based capital (RBC)	174	196
Authorized control level risk-based capital	4	9
Ratio of risk-based capital to authorized control level risk-based capital	39.7	20.7
Written premium to surplus ratio	0.1	n/a

The consolidated property casualty insurance group’s ratio of investments in common stock to statutory surplus at 53.4 percent at year-end 2008 compared with 84.5 percent at year-end 2007. The life insurance company’s ratio was 39.2 percent compared with 70.6 percent a year ago.
Our parent company’s senior debt is rated by four independent ratings firms. In addition, the ratings firms award our property casualty and life operations insurer financial strength ratings based on their quantitative and qualitative analyses. These ratings assess an insurer’s ability to meet financial obligations to policyholders and do not necessarily address all of the matters that may be important to shareholders. Ratings may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.
All of our insurance subsidiaries continue to be highly rated. Each of the four organizations that rate our companies placed the ratings of our standard market property casualty and life companies on watch or review in June and July 2008 and subsequently lowered them. These actions followed our June announcement of significant catastrophe losses and declines in value of our investment assets.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 3

As of February 26, 2009, our credit and financial strength ratings were:

Insurance Financial Strength Ratings
Parent
	Company	Standard Market Property
Rating	Senior Debt	Casualty Insurance			Life Insurance			Surplus Lines
Agency	Rating	Subsidiary			Subsidiary			Subsidiary			Status (date)
				Rating			Rating			Rating
				Tier			Tier			Tier
A. M. Best Co.	a	A+	Superior	2 of 16	A	Excellent	3 of 16	A	Excellent	3 of 16	Stable outlook (12/19/08)
Fitch Ratings	A-	AA-	Very Strong	4 of 21	AA-	Very Strong	4 of 21	—	—	—	Negative outlook (2/13/09)
Moody’s Investors	A3	A1	Good	5 of 21	—	—	—	—	—	—	Stable outlook (9/25/08)
Services
Standard & Poor’s	BBB+	A+	Strong	5 of 21	A+	Strong	5 of 21	—	—	—	Negative outlook (06/30/08)
Ratings Services

•	A.M. Best Co. – On December 22, 2008, A.M. Best affirmed its A (Excellent) financial strength rating and its issuer credit rating of The Cincinnati Specialty Underwriters Insurance Company, our surplus lines subsidiary. A.M. Best removed from under review with negative implications its financial strength and issuer credit ratings for our other insurance companies, lowering the financial strength ratings to A+ (Superior) for the standard market property casualty insurance group and member companies and to A (Excellent) for The Cincinnati Life Insurance Company. A.M. Best cited our continued exposure to the vagaries of the capital markets, at the same time raising the outlook to stable on all of the company’s ratings to acknowledge our enhanced risk management processes, sound liquidity, superior risk-adjusted capitalization for our operating entities and successful business profile within our targeted regional markets.

•	Fitch Ratings – On February 13, 2009, Fitch Ratings affirmed our ratings it had assigned in July 2008, continuing its negative outlook due to the downside risk in our equity portfolio. Fitch stated that it viewed favorably the number of steps we have taken to rebalance our equity portfolio and reduce exposure to the financial sector. Fitch noted our strong capitalization at the current ratings level and low operating leverage. In July 2008, Fitch had removed ratings for our three standard market property casualty insurance companies and The Cincinnati Life Insurance Company from rating watch negative, lowering the insurer financial strength ratings to AA- (Very Strong).

•	Moody’s Investors Service – On September 25, 2008, Moody’s Investors Service removed our standard market property casualty insurance companies from review, lowering the insurance financial strength ratings to A1. The outlook on the ratings is stable. Moody’s said its action reflected reduced shareholders’ equity and risk-adjusted capitalization, concerns about management of investment portfolio volatility, and increasing commercial lines competition. Moody’s noted our strong regional franchise and strong risk-adjusted capitalization reflecting consistent reserve strength and manageable peak-level catastrophe exposure; and an excellent financial leverage profile accompanied by significant holding company liquidity.

•	Standard & Poor’s Ratings Services – On June 30, 2008, Standard & Poor’s Ratings Services removed our three standard market property casualty insurance companies and The Cincinnati Life Insurance Company from credit watch, lowering the insurer financial strength ratings to A+ (Strong) with a negative outlook. Standard & Poor’s said its actions reflected our weakened capitalization and current and prospective operating performance, increased market competition and reduced liquidity. Standard & Poor’s noted support for operating company ratings in view of our capital at the A level, extremely strong and loyal agency force, strong competitive position, improved technological efficiencies, and improved and adequate enterprise risk management.
Our debt ratings are discussed in Item 7, Additional Sources of Liquidity, Page 71.
Operating Structure
We offer our broad array of insurance products through the independent agency channel. We recognize that locally based independent agencies have relationships in their communities that can lead to policyholder satisfaction, loyalty and profitable business. We seek to be a consistent and predictable property casualty carrier that agencies can rely on to serve their clients. For our standard market business, field and headquarters underwriters make risk-specific decisions about both new business and renewals.
In our 10 highest volume states for consolidated property casualty premiums, 910 reporting agency locations wrote 68.7 percent of our 2008 consolidated property casualty earned premium volume compared with 69.1 percent in 2007.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 4

Property Casualty Insurance Earned Premiums by State

				Average
	Earned	% of total	Agency	premium per
(Dollars in millions)	premiums	earned	locations	location

Year ended December 31, 2008
Ohio	$630	20.9%	219	$2.9
Illinois	270	9.0	119	2.3
Indiana	205	6.8	104	2.0
Pennsylvania	183	6.1	80	2.3
Georgia	150	5.0	68	2.2
North Carolina	150	5.0	73	2.1
Michigan	135	4.5	101	1.3
Virginia	131	4.4	58	2.3
Wisconsin	108	3.6	48	2.3
Tennessee	102	3.4	40	2.6
Year ended December 31, 2007
Ohio	$664	21.2%	218	$3.0
Illinois	283	9.1	116	2.4
Indiana	218	7.0	101	2.2
Pennsylvania	188	6.0	77	2.4
North Carolina	154	4.9	69	2.2
Georgia	150	4.8	66	2.3
Michigan	146	4.7	95	1.5
Virginia	140	4.5	56	2.5
Wisconsin	114	3.6	47	2.4
Tennessee	103	3.3	37	2.8

Field Focus
We rely on our field associates to provide service and be accountable to our agencies for decisions we make at the local level. These associates live in the communities they serve and work from offices in their homes, providing 24/7 availability to our agents. Headquarters associates also provide agencies with underwriting, accounting and technology assistance and training. Company executives, headquarters underwriters and special teams regularly travel to visit agencies, strengthening the personal relationships we have with these organizations. Agents have opportunities for direct, personal conversations with our senior management team, and headquarters associates have opportunities to refresh their knowledge of marketplace conditions and field activities.
The field team is coordinated by field marketing representatives responsible for new commercial lines business underwriting. They are joined by field representatives specializing in claims, loss control, personal lines, machinery and equipment, bond, premium audit, life insurance and leasing. The field team provides many services for agencies and policyholders; for example, our field machinery and equipment and loss control representatives perform inspections and recommend specific actions to improve the safety of the policyholder’s operations and the quality of the agent’s account.
Agents work with us to carefully select risks and assure pricing adequacy. They appreciate the time our associates invest in creating solutions for their clients while protecting profitability, whether that means working on an individual case or customizing policy terms and conditions that preserve flexibility, choice and other sales advantages. We seek to develop long-term relationships by understanding the unique needs of their customers, our policyholders.
We also are responsive to agent needs for well designed property casualty products. Our commercial lines products are structured to allow flexible combinations of property and liability coverages in a single package with a single expiration date. This approach brings policyholders convenience, discounts and a reduced risk of coverage gaps or disputes. At the same time, it increases account retention and saves time and expense for the agency and our company.
We seek to employ technology solutions and business process improvements that:
•	allow our agencies and our field and headquarters associates to collaborate more efficiently,
•	provide our agencies the ability to access our systems and client data to process business transactions from their offices,
•	automate our internal processes so our associates can spend more time serving agents and policyholders, and
•	reduce duplicated effort and make our processes more efficient to reduce company and agency costs.
Agencies access our systems and other electronic services via their agency management systems or CinciLink®, our secure agency-only Web site. CinciLink provides an array of Web-based services and content
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 5

that make it easier to do business with us, such as commercial and personal lines rating and processing systems, policy loss information, sales and marketing materials, educational courses on our products and services, accounting services, and electronic libraries for property and casualty coverage forms and state rating manuals.
Superior Claims Service
Our claims philosophy reflects our belief that we will prosper as a company by responding to claims person to person, paying covered claims promptly, preventing false claims from unfairly adding to overall premiums and building financial strength to meet future obligations.
Our 748 locally based field claims representatives work from their homes, assigned to specific agencies. They respond personally to policyholders and claimants, typically within 24 hours of receiving an agency’s claim report. We believe we have a competitive advantage because of the person-to-person approach and the resulting high level of service that our field claims representatives provide. We also help our agencies provide prompt service to policyholders by giving agencies authority to immediately pay most first-party claims under standard market policies up to $2,500. We believe this same local approach to handling claims is a competitive advantage for our agents providing surplus lines coverage in their communities. Our field claims representatives handle these claims under the guidance of headquarters-based surplus lines claims managers.
Our property casualty claims operation uses CMS, a claims management system, to streamline processes and achieve operational efficiencies. CMS allows field and headquarters claims associates to collaborate on reported claims through a virtual claim file. Our field claims representatives use tablet computers to view and enter information into CMS from any location, including an insured’s home or agent’s office, and to print claim checks using portable printers. Agencies now can access selected CMS information such as activity notes on workers’ compensation claims. Later in 2009, activity notes for other business lines will be available to the agencies.
Catastrophe response teams are comprised of volunteers from our experienced field claims staff. We take pride in giving our field personnel the tools and authority they need to do their jobs. In times of widespread loss, our field claims representatives confidently and quickly resolve claims, often writing checks on the same day they inspect the loss. CMS introduced new efficiencies that are especially evident during catastrophes. Electronic claim files allow for fast initial contact of policyholders and easy sharing of information and data between rotating storm teams, headquarters and local field claims representatives. When hurricanes or other weather events are predicted, we can choose to have catastrophe response team members travel to strategic locations near the expected impact area. This puts them in position to quickly get to the affected area, set up temporary offices and start calling on policyholders.
Our claims associates work to control costs where appropriate. They use vendor resources that provide negotiated pricing to our insureds and claimants. Our field claims representatives also are educated continuously on new techniques and repair trends. They can leverage their local knowledge and experience with area body shops, which helps them negotiate the right price with any facility the policyholder chooses.
We staff a Special Investigations Unit with former law enforcement and claims professionals whose qualifications make them uniquely suited to gathering facts to uncover potential fraud. While we believe it’s our job to pay what is due under each policy, we also want to prevent false claims from unfairly increasing overall premiums. Our SIU also operates a computer forensic lab, using sophisticated software to recover data and mitigate the cost of computer-related claims for business interruption and loss of records.
Loss and Loss Expense Reserves
When claims are made by or against policyholders, any amounts that our property casualty operations pay or expect to pay for covered claims are losses. The costs we incur in investigating, resolving and processing these claims are loss expenses. Our consolidated financial statements include property casualty loss and loss expense reserves that estimate the costs of not-yet-paid claims incurred through December 31 of each year. The reserves include estimates for claims that have been reported to us plus our estimates for claims that have been incurred but not yet reported (IBNR), along with our estimate for loss expenses associated with processing and settling those claims. We develop the various estimates based on individual claim evaluations and statistical projections. We reduce the loss reserves by an estimate for the amount of salvage and subrogation we expect to recover. Our annual review has led us to add to earnings in each of the past 20 years savings from favorable development of loss reserves on prior accident years.
We encourage you to review several sections of the Management’s Discussion and Analysis where we discuss our loss reserves in greater depth. In Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 41, we discuss our process for analyzing potential losses and establishing reserves. In Item 7, Property Casualty Loss and Loss Expense Obligations and Reserves, Page 74, and Life Insurance Policyholder Obligations and Reserves, Page 80, we review reserve levels, including 10 year development of our property casualty loss reserves.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 6

Insurance Products
We actively market property casualty insurance in 35 states through a select group of independent insurance agencies. Our standard market commercial lines products are marketed in all of those states while our standard market personal lines are marketed in 27. We discuss our commercial lines and personal lines insurance operations and products in Commercial Lines Property Casualty Insurance Segment, Page 11, and Personal Lines Property Casualty Insurance Segment, Page 14. At year-end 2008, CSU Producer Resources marketed our surplus lines products to agencies in 33 states that represent Cincinnati Insurance.
The Cincinnati Specialty Underwriters Insurance Company was formed in 2007. The company was capitalized with $200 million from its parent company, The Cincinnati Insurance Company. It began offering surplus lines insurance products in January 2008. We structured this operation to exclusively serve the needs of the independent agencies that currently market our standard market insurance policies. When all or a portion of a current or potential client’s insurance program requires surplus lines coverages, those agencies now can write the whole account with Cincinnati, gaining benefits not often found in the broader surplus lines market. Agencies have access to The Cincinnati Specialty Underwriters Insurance Company’s product line through CSU Producer Resources, the wholly owned insurance brokerage subsidiary of parent-company Cincinnati Financial Corporation.
Cincinnati Specialty Underwriters and CSU Producer Resources employ a Web-based policy administration system to quote, bind, issue and deliver policies electronically to agents. This system also provides integration to existing document management and data management systems, allowing for straight-through processing of policies and billing.
We also support the independent agencies affiliated with our property casualty operations in their programs to sell life insurance. The products offered by our life insurance subsidiary round out and protect accounts and improve account persistency. At the same time, our life operation increases diversification of revenue and profitability sources for both the agency and our company.
Our property casualty agencies make up the main distribution system for our life insurance products. To help build scale, we also develop life business from other independent life insurance agencies in geographic markets not served through our property casualty agencies. We are careful to solicit business from these other agencies in a manner that does not conflict with or compete with the marketing and sales efforts of our property casualty agencies. We emphasize up-to-date products, responsive underwriting, high quality service and competitive pricing.
Other Services to Agencies
We complement the insurance operations by providing products and services that help attract and retain high-quality independent insurance agencies. When we appoint agencies, we look for organizations with knowledgeable, professional staffs. In turn, we make an exceptionally strong commitment to assist them in keeping their knowledge up to date and educating new people they bring on board as they grow. Numerous activities fulfill this commitment at our headquarters, in regional and agency locations, and online.
Except travel-related expenses for courses held at our headquarters, most programs are offered at no cost to our agencies. While that approach may be extraordinary in our industry today, the result is quality service for our policyholders and increased success for our independent agencies.
In addition to broad education and training support, we make non-insurance financial services available through CFC Investment Company. CFC Investment Company offers equipment and vehicle leases and loans for independent insurance agencies, their commercial clients and other businesses. It also provides commercial real estate loans to help agencies operate and expand their businesses. We believe that providing these services enhances agency relationships with their clients, increasing loyalty while diversifying the agency’s revenues.
Strategic Initiatives
Management has worked with the board of directors to identify the strategies that can position us for long-term success. We broadly group these strategies into three areas of focus – preserving capital, improving insurance profitability and driving premium growth – correlating with the primary ways we measure our progress toward our long-term financial objectives. Our strategies are intended to position us to compete successfully in the markets we have targeted while minimizing risk. We believe successful implementation of the initiatives that support our strategies will help us better serve our agent customers, reduce volatility in our financial results and weather difficult economic, market or pricing cycles. We describe our expectations for the results of these initiatives in Item 7, Executive Summary of the Management’s Discussion and Analysis, Page 37.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 7

Preserve Capital
Our first strategy is to preserve capital. Implementation of the initiatives below that support this strategy is intended to preserve our capital and liquidity so that we can successfully grow our insurance business. A strong capital position provides the capacity to support premium growth and provides the liquidity to sustain our investment in the people and infrastructure needed to implement our other strategic initiatives.
The four primary capital preservation initiatives are:
•	Maintain a diversified and stabilized investment portfolio by applying parameters and tolerances – We discuss our portfolio strategies in greater depth in Investments Segment, Page 17.
o	High-quality fixed-maturity portfolio that matches or exceeds total insurance reserves – At year-end 2008, the average rating of the $5.827 billion fixed maturity portfolio was Aa3/A+, and the portfolio value exceeded total insurance reserve liability. We also have reinsurance recoverables to offset a portion of insurance reserves.

o	Parent company liquidity that increases our flexibility through all periods to maintain our cash dividend and to continue to invest in and expand our insurance operations – We aim to keep approximately 90 percent of parent company investments in cash and marketable securities. At year-end 2008, we held $1.3 billion of our cash and invested assets at the parent company level, of which $809 million, or 61.5 percent, was invested in common stocks and $344 million, or 26.1 percent, was cash or cash equivalents.

o	Diversified equity portfolio that has no concentrated positions in single stocks or industries – At year-end 2008, no single security accounted for more than 14.5 percent of our portfolio of publicly traded common stocks and no single sector accounted for more than 21.6 percent. Because of the strength of our fixed-maturity portfolio, we have the opportunity to invest for potential capital appreciation by purchasing equity securities. We seek to achieve a total return on the equity portfolio over any five-year period that exceeds that of the Standard & Poor’s 500 Index while taking equal or less risk.
•	Minimize reliance on debt as a source of capital, maintaining the ratio of debt-to-total capital below 20 percent – This target is higher than we had identified in previous years because total capital declined in 2008 although debt levels were essentially unchanged. At year-end 2008, this ratio was 16.7 percent compared with 12.7 percent at year-end 2007 and 11.0 percent at year-end 2006. Our long-term debt consists of three non-convertible, non-callable debentures, two due in 2028 and one in 2034.
•	Purchase reinsurance from highly rated reinsurers to mitigate underwriting risk and to support our ability to hold investments until maturity. See Item 7, 2009 Reinsurance Programs, Page 81, for additional details on these programs.
•	Identify tolerances for other operational risks and calibrate management decisions accordingly – For example, we are developing programs to address the concentration of production operations at our headquarters location.
We measure the overall success of our strategy to preserve capital primarily by growing investment income and by achieving over any five-year period a total return on our equity investment portfolio that exceeds the Standard & Poor’s 500’s return. We also monitor other measures. One of the most significant is our ratio of property casualty net written premiums to statutory surplus, which was 0.9-to-1 at year-end 2008 compared with 0.7-to-1 at year-end 2007 and 2006. This ratio is a common measure of operating leverage used in the property casualty industry; the lower the ratio the more capacity a company has for premium growth. The estimated property casualty industry net written premium to statutory surplus ratio also was 0.9-to-1 at year-end 2008, 0.8-to-1 at year-end 2007 and 0.9-to-1 at year-end 2006.
Our second means of verifying our capital preservation strategy is our financial strength ratings as discussed in Our Business and Our Strategy, Page 1. All of our insurance subsidiaries continue to be highly rated. A third means is measurement of our risk-based capital ratios, which currently indicate that our insurance subsidiaries are operating with a level of capital far exceeding regulatory requirements.
Improve Insurance Profitability
Our second strategy is to improve insurance profitability. Implementation of the operational initiatives below is intended to support improved cash flow and profitable growth for the agencies that represent us and for our company. These initiatives primarily seek to strengthen our relationships with agents, allowing them to serve clients faster and manage expenses better. Others may streamline our internal processes so we can devote more time to agent service.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 8

The three primary initiatives to improve insurance profitability are:
•	Implement technology projects to improve critical efficiencies and streamline processes for our agencies, allowing us to win an increasing share of their business. By the end of this year, we expect to make significant strides with deployment of technology initiatives that enhance local decision making based on the local knowledge and risk selection expertise we derive from our agents and from having a large network of field representatives who live and work in our agents’ communities:
o	Predictive modeling tool for our workers’ compensation business line – The tool will increase pricing precision so that our agents can better compete for the most desirable workers’ compensation business. We should begin using this tool to help make risk and pricing selection decisions during 2009.

o	Commercial lines policy administration system – By year-end 2009, we expect to deploy a new system for commercial package and auto to all of our appointed agencies in 10 of our larger states with additional states in 2010. The new system includes direct bill capabilities and other features we need so we can cement our spot among the go-to carriers for our agencies.

o	Personal lines policy administration system – In early 2010, our personal lines policy processing system will move to a “next generation” platform. We expect our agents’ efficiency to improve with newly designed, easier to use screens that can be delivered with greater speed. We continue to focus on making it easier for our agents to do business with us.

o	Online technologies to serve agencies and policyholders – During 2009, we expect to introduce online services that agents have requested for policyholders. In the first quarter of 2009, personal lines policyholders whom we bill for our agents will be able to visit our Web site to make payments.

o	Improved claims processes with options such as agent access to more detailed information on the status of pending claims – These capabilities help sustain our reputation for superior claims service by helping keep the agent better informed on the details of claim status. In 2009, we will enhance our response time for new claims by adding an online system for agency submission of notices of loss.

o	Improving our business data, supporting accurate underwriting, pricing and decisions – Over the next several years, we will deploy a full data management program, including a property casualty insurance data warehouse. One of the greatest advantages will be enhanced granularity of pricing data.
•	Continue to staff field positions to ensure that we carefully select and evaluate new business on a case-by-case basis so we can grow profitably. At year-end 2008, we had 111 field marketing territories, up from 106 at the end of 2007 and 102 at the end of 2006.
o	Personal lines field marketing representatives – In 2008, we expanded the role of our personal lines marketing representative by locating associates in states newer to our personal lines offerings. In these states, our personal lines automation has allowed us to introduce or broaden our product offerings. We now have two headquarters-based and three field-based personal lines marketing representatives and will add two more in the field in 2009. These representatives have underwriting authority and visit agencies on a regular basis to promote the advantages of Cincinnati personal lines.

o	Other field associates help provide our agents with superior service and support – Additions are planned to the field teams that provide the local expertise, help us better understand the accounts we underwrite and provide another market advantage for our agents. In 2009, we expect to add three new premium audit representatives and three new loss control representatives, including two who will help support our expansion into western states. In 2010, we are considering additional machinery and equipment field positions.
•	Improve internal efficiencies to make best use of our resources – Smart spending today means we will be even better prepared with strong, local market-based relationships when external conditions improve. Projects under way include developing an energy efficiency plan for our headquarters buildings and reviewing underwriting workflow.
We measure the overall success of our strategy to improve insurance profitability primarily through our GAAP combined ratio, which we believe can be consistently below 100 percent over any five-year period.
In addition, we expect these initiatives to contribute to our rank as the No. 1 or No. 2 carrier based on premium volume in agencies that have represented us for at least five years. In 2008, we again earned that rank in more than 75 percent of the agencies that have represented Cincinnati Insurance for more than five years. We are working to improve that rank again in 2009 and in each of the years that follow.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 9

Drive Premium Growth
Our third strategy is to drive premium growth. Implementation of the operational initiatives below is intended to expand our geographic footprint and diversify our premium sources to obtain profitable growth without significant infrastructure expense. Diversified growth also may reduce our catastrophe exposure risk and temper negative changes that may occur in the economic, judicial or regulatory environments in the territories we serve.
The four primary initiatives to drive premium growth are:
•	New agency appointments in 2009 – We continue to appoint new agencies in our current operating territories, adding 76 in 2008. Our objective is to appoint additional points of distribution each year. In 2009, we are targeting 65 appointments of independent agencies writing an aggregate $1 billion in property casualty premiums annually with all carriers they represent. This target includes appointments in the recently opened state of Texas.

In measuring progress towards achieving this initiative, we include appointment of new agency relationships with Cincinnati. For those that we believe will produce a meaningful amount of new business premiums, we also include appointment of agencies that merge with a Cincinnati agency and new branch offices opened by existing Cincinnati agencies. We made 76, 66 and 55 new appointments in 2008, 2007 and 2006, respectively. Of these new appointments, 52, 50 and 42, respectively, were new relationships. These new appointments and other changes in agency structures led to a net increase in reporting agency locations of 60 in 2008, 38 in 2007 and 37 in 2006. We seek to build a close, long-term relationships with each agency we appoint. We carefully evaluate the marketing reach of each new appointment to ensure the territory can support both current and new agencies.
•	New states – With our entry into Texas during the fourth quarter of 2008, Cincinnati Insurance now is actively marketing our policies in 35 states, expanding our opportunities beyond the Midwest and South. We now have a sizeable presence in the western states — opening New Mexico and eastern Washington in 2007, Utah in 2000, Idaho in 1999 and Montana in 1998. We entered Arizona in 1971. We plan to look next at taking Cincinnati Insurance to agencies in Colorado and Wyoming. While we continually study the regulatory and competitive environment in other states where we could decide to actively market our property casualty products, we have not announced the timetable for entry into new states.

We generally are able to reach a 10 percent share of an agency’s business after 10 years. In Delaware, New Mexico and Washington, our three newest states, we’ve appointed agencies that write about $400 million annually with all the carriers they represent. Our writings with these new agencies were almost 2 percent of that total in 2008.

We appointed our first agencies in Texas late in 2008. Over the next 18 months, we expect to appoint agencies in that state that write about $750 million in premiums annually with all carriers they represent.
•	Surplus lines insurance – Another source of premium growth is our new surplus lines operation, which ended the year on track with products available in 33 states. We entered this business area to better serve our agents. Today, they write about $2.5 billion annually of surplus lines business with other carriers. We want to earn an appropriate share by bringing Cincinnati-style service to those clients. In 2008, our first year, we wrote $14 million in surplus lines premiums and met our 2008 strategic plan objectives.
•	Personal lines – We are working to position our personal lines business for profitable future growth. By late-2009, we expect to have made more advances using tiered rating, helping to further improve our rate and credit structures. Personal lines rate changes made in 2008 have started to drive additional new business.

We believe additional rate changes that became effective the beginning of 2009 can further drive new business. These changes build on our 2006 introduction of credits for homeowner and personal auto products that began to address rates that were too high, our 2007 introduction of discounts on homeowner policies in some states when an auto policy is also purchased and our 2008 introduction of further credits and debits. These pricing refinements reduced premiums for many policies we write, presenting an opportunity to market the policy advantages to our agents’ more quality-conscious clientele.

We also are more aggressively tapping our potential to market personal lines insurance through agencies that already represent us for commercial lines. We began offering personal lines in two more states in 2008, expanded our product offerings in two others and expect to add two additional states – Idaho, and South Carolina – in early 2009. We expect to make personal lines available in these six states through agencies that write approximately $600 million in personal lines premiums annually with all carriers they represent.
We measure the overall success of this strategy to drive premium growth primarily through changes in net written premiums, which we believe can grow faster than the industry average over any five-year period.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 10

Notably, many of our growth initiatives have been under way for a year or more and helped us achieve 13 percent new business growth for 2008 although total written premiums were down on weak market pricing, economic pressures and a reinsurance restatement premium.
Our Segments
Consolidated financial results primarily reflect the results of our four reporting segments. These segments are defined based on financial information we use to evaluate performance and to determine the allocation of assets.
•	Commercial lines property casualty insurance
•	Personal lines property casualty insurance
•	Life insurance
•	Investments
We also evaluate results for our consolidated property casualty operations, which is the total of our commercial lines, personal lines and surplus lines results.
Revenues, income before income taxes, and identifiable assets for each segment are shown in a table in Item 8, Note 18 of the Consolidated Financial Statements, Page 119. Some of that information also is discussed in this section of this report, where we explain the business operations of each segment. The financial performance of each segment is discussed in the Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which begins on Page 37.
Commercial Lines Property Casualty Insurance Segment
The commercial lines property casualty insurance segment contributed net earned premiums of $2.316 billion to total revenues, or 60.6 percent of that total, and $70 million to income before income taxes in 2008. Commercial lines net earned premiums declined 3.9 percent in 2008 after growing 0.4 percent in 2007 and 6.6 percent in 2006.
Approximately 95 percent of our commercial lines premiums are written to provide accounts with coverages from more than one of our business lines. As a result, we believe that our commercial lines business is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for our business lines. The seven commercial business lines are:
•	Commercial casualty – Commercial casualty insurance provides coverage to businesses against third-party liability from accidents occurring on their premises or arising out of their operations, including liability coverage for injuries sustained from products sold as well as coverage for professional services, such as dentistry. Specialized casualty policies may include liability coverage for employment practices liability (EPLI), which protects businesses against claims by employees that their legal rights as employees of the company have been violated, and other acts or failures to act under specified circumstances as well as excess insurance and umbrella liability, including personal umbrella liability written as an endorsement to commercial umbrella coverages. The commercial casualty business line includes liability coverage written on both a discounted and non-discounted basis as part of commercial package policies.
•	Commercial property – Commercial property insurance provides coverage for loss or damage to buildings, inventory and equipment caused by covered causes of loss such as fire, wind, hail, water, theft and vandalism, as well as business interruption resulting from a covered loss. Commercial property also includes crime insurance, which provides coverage for losses such as embezzlement or misappropriation of funds by an employee, among others, and inland marine insurance, which provides coverage for a variety of mobile equipment, such as contractor’s equipment, builder’s risk, cargo and electronic data processing equipment. Various property coverages can be written as stand-alone policies or can be added to a package policy. The commercial property business line includes property coverage written on both a non-discounted and discounted basis as part of commercial package policies.
•	Commercial auto – Commercial auto coverages protect businesses against liability to others for both bodily injury and property damage, medical payments to insureds and occupants of their vehicles, physical damage to an insured’s own vehicle from collision and various other perils, and damages caused by uninsured motorists.
•	Workers’ compensation – Workers’ compensation coverage protects employers against specified benefits payable under state or federal law for workplace injuries to employees. We write workers’ compensation coverage in all of our active states except North Dakota, Ohio and Washington, where coverage is provided solely by the state instead of by private insurers.
•	Specialty packages – Specialty packages include coverages for property, liability and business interruption tailored to meet the needs of specific industry classes, such as artisan contractors, dentists,
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 11

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
Our emphasis is on products that agents can market to small- to mid-size businesses in their communities. Of our 1,387 reporting agency locations, eight market only our surety and executive risk products and four market only our personal lines products. The remaining 1,375 locations, located in all states in which we actively market, offer some or all of our standard market commercial insurance products.
In 2008, our 10 highest volume commercial lines states generated 65.9 percent of our earned premiums compared with 66.7 percent in the prior year. Earned premiums in the 10 highest volume states decreased 4.4 percent in 2008 and decreased 3.1 percent in the remaining 25 states. The number of reporting agency locations in our 10 highest volume states increased to 905 in 2008 from 878 in 2007.
Commercial Lines Earned Premiums by State

(Dollars in millions)				Average
	Earned	% of total	Agency	premium per
	premiums	earned	locations	location

Year ended December 31, 2008
Ohio	$377	16.2%	218	$1.7
Illinois	222	9.5	118	1.9
Pennsylvania	166	7.1	80	2.1
Indiana	148	6.4	103	1.4
North Carolina	143	6.2	73	2.0
Virginia	111	4.8	58	1.9
Michigan	107	4.6	99	1.1
Georgia	89	3.8	68	1.3
Wisconsin	88	3.8	48	1.8
Tennessee	82	3.5	40	2.1
Year ended December 31, 2007
Ohio	$397	16.5%	216	$1.8
Illinois	234	9.7	115	2.0
Pennsylvania	170	7.0	77	2.2
Indiana	158	6.6	100	1.6
North Carolina	147	6.1	69	2.1
Virginia	119	4.9	56	2.1
Michigan	115	4.8	95	1.2
Wisconsin	94	3.9	47	2.0
Georgia	88	3.7	66	1.3
Tennessee	81	3.5	37	2.2

For new commercial lines business, case-by-case underwriting and pricing is coordinated by our locally based field marketing representatives. Our agents and our field marketing, claims, loss control, premium audit, bond and machinery and equipment representatives get to know the people and businesses in their communities and can make informed decisions about each risk. These field marketing representatives also are responsible for selecting new independent agencies, coordinating field teams of specialized company representatives and promoting all of the company’s products within the agencies they serve.
Commercial lines policy renewals are managed by headquarters underwriters who are assigned to specific agencies and consult with local field staff as needed. As part of our team approach, the headquarters underwriter also helps oversee agency growth and profitability. They are responsible for formal issuance of all new business and renewal policies as well as policy endorsements. Further, the headquarters underwriters provide day-to-day customer service to agencies and marketing representatives by providing product training, answering underwriting questions, helping to determine underwriting eligibility and assisting with the mechanics of premium determination.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 12

Our commercial lines packages are typically offered on a three-year policy term for most insurance coverages, a key competitive advantage. Although we offer three-year policy terms, premiums for some coverages within those policies are adjustable at anniversary for the next annual period, and policies may be cancelled at any time at the discretion of the policyholder. Contract terms often provide that rates for property, general liability, inland marine and crime coverages, as well as policy terms and conditions, are fixed for the term of the policy. The general liability exposure basis may be audited annually. Commercial auto, workers’ compensation, professional liability and most umbrella liability coverages within multi-year packages are rated at each of the policy’s annual anniversaries for the next one-year period. The annual pricing could incorporate rate changes approved by state insurance regulatory authorities between the date the policy was written and its annual anniversary date, as well as changes in risk exposures and premium credits or debits relating to loss experience and other underwriting judgment factors. We estimate that approximately 75 percent of 2008 commercial premiums were subject to annual rating or were written on a one-year policy term.
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
At year-end 2008, we supported our commercial lines operations with a variety of technology tools. WinCPP® is our commercial lines premium quoting system. WinCPP is available in all of our agency locations in which we actively market commercial lines insurance and provides quoting capabilities for nearly 100 percent of our new and renewal commercial lines business. WinCPP works with our real-time agency interface, CinciBridge™, which allows automated movement of key underwriting data from an agency’s management system to WinCPP, reducing agents’ data entry and allowing seamless quoting and rating capabilities.
Many small business accounts written as Businessowners Policies (BOP) and Dentist’s Package Policies (DBOP) are eligible to be issued at our agency locations through our Web-based e-CLAS® policy processing system. (A businessowners policy combines property, liability and business interruption coverages for small businesses.) e-CLAS provides full policy lifecycle transactions, including quoting, issuance, policy changes, renewal processing and policy printing at the agency location. These features make it easy and efficient for our agencies to issue and service these policies. At year-end 2008, e-CLAS for BOP and DBOP was in use in 30 states representing 98 percent of our premiums for these products, which are included in the specialty packages commercial line of business. e-CLAS also uses CinciBridge to provide real-time data transfer with agency management systems.
We have been streamlining internal processes and achieving operational efficiencies in our headquarters commercial lines operations through deployment of iView™, a policy imaging and workflow system. This system provides online access to electronic copies of policy files, enabling our underwriters to respond to agent requests and inquiries more quickly and efficiently. iView also automates internal workflows through electronic routing of underwriting and processing work tasks. At year-end 2008, more than 92 percent of in-force non-workers’ compensation commercial lines policy files were administered and stored electronically in iView. Workers’ compensation policies are to be added to iView in 2009.
Commercial Lines Insurance Marketplace
Our competition for the types and sizes of commercial accounts we typically write in the standard market predominantly consists of those companies that also distribute through independent agencies. The independent agencies that market our commercial lines products typically represent six to 12 standard
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 13

market insurance carriers, including both national and regional carriers, some of which may be mutual companies.
Overall, the softening commercial lines marketplace of the past several years continued to intensify in 2008. Over this period, anecdotal reports of very aggressive pricing have grown in frequency. Over the course of 2008, we saw many situations where underwriting discipline appeared to slip as carriers sought to capture market share. Many carriers continued to manage the soft market conditions by working aggressively to protect their renewal portfolios. Renewal decreases in the mid-single digits were still prevalent in the fourth quarter of 2008; however, we have worked to retain our best renewal business while continuing to write new business and maintain underwriting discipline. In late 2008 and early 2009, we have begun to see preliminary indications leading us to believe that market pricing may be starting to level.
Personal Lines Property Casualty Insurance Segment
The personal lines property casualty insurance segment contributed net earned premiums of $689 million to total revenues, or 18.0 percent of the total, and reported a loss before income taxes of $82 million in 2008. Personal lines net earned premiums declined 3.4 percent in 2008, 6.3 percent in 2007 and 5.3 percent in 2006.
We prefer to write personal lines coverage in accounts that include both auto and homeowner coverages as well as coverages that are part of our other personal business line. As a result, we believe that our personal lines business is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for three business lines:
•	Personal auto – This business line includes personal auto coverages that protect against liability to others for both bodily injury and property damage, medical payments to insureds and occupants of their vehicle, physical damage to an insured’s own vehicle from collision and various other perils, and damages caused by uninsured motorists. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage.
•	Homeowners – This business line includes homeowner coverages that protect against losses to dwellings and contents from a wide variety of perils, as well as liability arising out of personal activities both on and off the covered premises. The company also offers coverage for condominium unit owners and renters.
•	Other personal lines – This includes the variety of other types of insurance products we offer to individuals such as dwelling fire, inland marine, personal umbrella liability and watercraft coverages.
At year-end, we marketed personal lines insurance products through 954 of our 1,387 reporting agency locations in 27 of the 35 states in which we offer standard market commercial lines insurance. The remaining 433 locations primarily are in states where we do not yet actively market these products; some are in locations where we have determined, in conjunction with agency management, that our personal lines products were not appropriate for their agencies at this time. As discussed in Strategic Initiatives, Page 7, introducing personal lines to these agencies is one of the ways we intend to grow profitably in the next several years. The number of reporting agency locations in our 10 highest volume states increased to 627 in 2008 from 604 in 2007.
In 2008, our 10 highest volume personal lines states generated 85.1 percent of our earned premiums compared with 84.9 percent in the prior year. Earned premiums in the 10 highest volume states declined 3.0 percent in 2008 and declined 6.4 percent in the remaining states.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 14

Personal Lines Earned Premiums by State

				Average
	Earned	% of total	Agency	premium per
(Dollars in millions)	premiums	earned	locations	location

Year ended December 31, 2008
Ohio	$253	36.8%	199	$1.3
Georgia	61	8.9	60	1.0
Indiana	57	8.3	76	0.8
Illinois	48	7.0	84	0.6
Alabama	41	5.9	37	1.1
Kentucky	34	5.0	36	0.9
Michigan	28	4.0	70	0.4
Florida	24	3.4	10	2.4
Virginia	20	2.9	25	0.8
Wisconsin	20	2.9	30	0.7
Year ended December 31, 2007
Ohio	$266	37.3%	200	$1.3
Georgia	61	8.6	58	1.1
Indiana	59	8.3	71	0.8
Illinois	49	6.8	81	0.6
Alabama	37	5.2	33	1.1
Kentucky	37	5.2	36	1.0
Michigan	31	4.4	64	0.5
Florida	23	3.2	10	2.3
Virginia	21	3.0	22	1.0
Wisconsin	20	2.9	29	0.7

New and renewal personal lines business reflects our risk-specific underwriting philosophy. Each agency selects personal lines business primarily from within the geographic territory that it serves, based on the agent’s knowledge of the risks in those communities or familiarity with the policyholder. Personal lines activities are supported by headquarters associates assigned to individual agencies. We now have five full-time personal lines marketing representatives, two headquarters based and three living in the field, and plan to add two more in 2009. These marketing representatives have underwriting authority and visit agencies on a regular basis. They reinforce the advantages of our personal lines products and offer training in the use of our processing system.
Competitive advantages of our personal lines coverages include our claims service, credit structure and customizable endorsements for both the personal auto and homeowner policies. Most of our personal lines products are processed through Diamond, our real-time personal lines policy processing system, which supports and allows once-and-done processing. Diamond incorporates features frequently requested by our agencies such as direct bill and monthly payment plans, local and headquarters policy printing options, data transfer to and from popular agency management systems and real-time integration with third-party data such as insurance scores, motor vehicle reports and address verification. At year-end 2008, Diamond was in use in 24 states representing approximately 99 percent of our personal lines premium volume, all of which is on a one-year term.
In 2006, we introduced PL-efiles, a policy imaging system, to our personal lines operations. Through year-end 2008, we had transitioned information on current Diamond personal lines policies to PL-efiles and continue to work on imaging necessary older information. The transition replaces paper format with electronic copies of policy documents. PL-efiles complements the Diamond system by giving personal lines underwriters and support staff online access to policy documents and data, enabling them to respond to agent requests and inquiries quickly and efficiently.
Personal Lines Insurance Marketplace
The independent agencies that market our personal lines products typically represent four to six standard personal lines carriers. In addition to carriers that market through independent agents, our personal lines competition also includes carriers that market through captive agents and direct writers, which our agencies’ clients may investigate independently.
Over the past several years, we have seen increased competition in the personal lines marketplace, driven by industrywide improvement in results and favorable frequency and severity trends. The increased competition in the past several years also reflected implementation of tiered rating systems by a growing number of carriers. Carriers that have adopted these systems rely on increasingly more data, including credit-based information, to identify multiple relevant variables to segment the market.
We expect the overall market to remain competitive, with small pricing increases in personal lines over the next 12 to 24 months. Carriers will continue to increase the sophistication of their pricing to attract more
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 15

preferred customers and gain market share. Industry results should continue to improve if catastrophe losses return to a normalized level.
Life Insurance Segment
The life insurance segment contributed $126 million, or 3.3 percent, of net earned premiums and $4 million of income before income taxes in 2008. Life insurance segment profitability is discussed in detail in Item 7, Life Insurance Results of Operations, Page 64. Life insurance net earned premiums grew 0.8 percent in 2008, 9.0 percent in 2007 and 7.9 percent in 2006.
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
Cincinnati Life seeks to become the life insurance carrier of choice for the independent agencies that work with our property casualty operations. We emphasize up-to-date products, responsive underwriting and high quality service as well as competitive commissions. At year-end 2008, almost 75 percent of our 1,387 property casualty reporting agency locations offered Cincinnati Life’s products to their clients. We also develop life business from approximately 500 other independent life insurance agencies. We are careful to solicit business from these other agencies in a manner that does not conflict with or compete with the marketing and sales efforts of our property casualty agencies.
Life Insurance Business Lines
Four lines of business – term insurance, universal life insurance, worksite products and whole life insurance – account for approximately 83.7 percent of the life insurance segment’s revenues:
•	Term insurance – policies under which a death benefit is payable only if the insured dies during a specific period of time. For policies without a return of premium provision, no benefit is payable if the insured person survives to the end of the term. For policies in-force with a return of premium provision, a benefit equal to the sum of all paid premiums is payable if the insured person survives to the end of the term. While premiums are fixed, they must be paid as scheduled. The policies are fully underwritten.
•	Universal life insurance – long-duration life insurance policies. Contract premiums are neither fixed nor guaranteed; however, the contract does specify a minimum interest crediting rate and a maximum cost of insurance charge and expense charge. Premiums are not fixed and may be varied by the contract owner. The cash values, available as a loan collateralized by the cash surrender value, are not guaranteed and depend on the amount and timing of actual premium payments and the amount of actual contract assessments. The policies are fully underwritten.
•	Worksite products – term insurance, whole life insurance, universal life and disability insurance offered to employees through their employer. Premiums are collected by the employer using payroll deduction. Polices are issued using a simplified underwriting approach and on a guaranteed issue basis. Worksite insurance products provide our property casualty agency force with excellent cross-serving opportunities for both commercial and personal accounts. Agents report that offering worksite marketing to employees of their commercial accounts provides a benefit to the employees at no cost to the employer. Worksite marketing also connects agents with new customers who may not have previously benefited from receiving the services of a professional independent insurance agent.
•	Whole life insurance – policies that provide life insurance for the entire lifetime of the insured; the death benefit is guaranteed never to decrease and premiums are guaranteed never to increase. While premiums are fixed, they must be paid as scheduled. These policies provide guaranteed cash values that are available as loans collateralized by the cash surrender value. The policies are fully underwritten.
In addition, Cincinnati Life markets:
•	Disability income insurance provides monthly benefits to offset the loss of income when the insured person is unable to work due to accident or illness.
•	Deferred annuities provide regular income payments that commence after the end of a specified period or when the annuitant attains a specified age. During the deferral period, any payments made under the contract accumulate at the crediting rate declared by the company but not less than a contract-specified guaranteed minimum interest rate. A deferred annuity may be surrendered during the deferral period for a cash value equal to the accumulated payments plus interest less the surrender charge, if any.
•	Immediate annuities provide some combination of regular income and lump sum payments in exchange for a single premium. Immediate annuities also are written by our life insurance segment and purchased by our property casualty companies to settle casualty claims.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 16

Life Insurance Marketplace
Our property casualty agencies comprise the main distribution system for our life insurance segment. While other life insurance carriers continue to expand the use of nontraditional distribution channels, such as banks or direct sales as alternatives to the agency channel, we intend to market solely through independent agencies, with an emphasis on enhancing relationships with agencies affiliated with our property casualty insurance operations.
When marketing through our property casualty agencies, we have specific competitive advantages:
•	Because our property casualty operations are held in high regard, property casualty agency management is predisposed to consider selling our life products.
•	Marketing efforts for both our property casualty and life insurance businesses are directed by our field marketing department, which assures consistency of communication and operations. Life field marketing representatives are available to meet face-to-face with agency personnel and their clients as well.
•	The resources of our life headquarters underwriters and other associates are available to the agents and field team to assist in the placement of business. Fewer and fewer of our competitors provide direct, personal support between the agent and the insurance carrier.
We continue to emphasize the cross-serving opportunities of our life insurance, including term and worksite products, for the property casualty agency’s personal and commercial accounts. In both the property casualty and independent life agency distribution systems, we enjoy the advantages of offering competitive, up-to-date products, providing close personal attention in combination with financial strength and stability.
•	We primarily offer products addressing the needs of businesses with key person and buy-sell coverages. We offer personal and commercial clients of our agencies quality, personal life insurance coverage.
•	Term insurance is our largest life insurance product line. We continue to introduce new term products with features our agents indicate are important, such as a return of premium rider, and we have restructured our underwriting classifications to better meet the needs of their clients.
Because of our strong capital position, we can offer a competitive product portfolio including guaranteed products, giving our agents a marketing edge. Our life insurance company maintains strong insurer financial strength ratings: A.M. Best – A (Excellent), Fitch – AA- (Very Strong) and Standard & Poor’s – A+ (Strong), as discussed in Financial Strength, Page 3. Our life insurance company has not chosen to establish a Moody’s rating.
Current statutory laws and regulations require life insurance companies to hold redundant reserves, particularly for preferred risk underwriting classes. While these redundant reserves have no effect on GAAP results, they depress statutory earnings and require a large commitment of capital. Redundant reserves are a significant issue, not just for our life insurance operations, but for all writers of term insurance and universal life with secondary guarantees.
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
Investments Segment
The investment segment contributed $675 million, or 17.6 percent, of our total revenues in 2008, primarily from net investment income and from realized investment gains and losses from investment portfolios managed for the holding company and each of the operating subsidiaries. After deducting $63 million in interest credited to contract holders of the life insurance segment, the investments segment contributed $612 million of income before income taxes, or more than 100 percent of our 2008 total income before income taxes.
During 2008, our board and investment department adopted internal guidelines to place additional parameters around our portfolio. These parameters address, among other issues, the overall mix of the portfolio as well as security and sector concentrations. The parameters came out of our risk management program, with the goal of more specifically defining our risk tolerances, aligning our operating plan accordingly and improving management’s ability to identify and respond to changing conditions. Going forward, we will evaluate all of our fixed-maturity and equity investments using our investment parameters, as appropriate.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 17

The fair value (market value) of our investment portfolio was $8.807 billion and $12.198 billion at year-end 2008 and 2007, respectively. Despite the market turmoil of 2008 and our decision to realize $1.024 billion in gains on security sales during the year, the overall portfolio remained in an unrealized gain position at year-end.
The cash we generate from insurance operations historically has been invested in three broad categories of investments:
•	Fixed-maturity investments – Includes taxable and tax-exempt bonds and redeemable preferred stocks. During 2008 and 2007, purchases served to offset sales, calls and market value declines.
•	Equity investments – Includes common and nonredeemable preferred stocks. During 2008 and 2007, sales and market value declines of equity securities more than offset purchases and market value appreciation.
•	Short-term investments – Primarily commercial paper.

		At December 31, 2008				At December 31, 2007
(In millions)	Book value	% of BV	Fair value	% of FV	Book value	% of BV	Fair value	% of FV

Taxable fixed maturities	$3,354	40.8%	$3,094	35.1%	$3,265	36.9%	$3,284	26.9%
Tax-exempt fixed maturities	2,704	32.9	2,733	31.0	2,518	28.4	2,564	21.0
Common equities	1,889	23.0	2,721	30.9	2,715	30.7	6,020	49.4
Preferred equities	188	2.3	175	2.0	260	2.9	229	1.9
Short-term investments	84	1.0	84	1.0	101	1.1	101	0.8

Total	$8,219	100.0%	$8,807	100.0%	$8,859	100.0%	$12,198	100.0%

We actively determine the portion of new cash flow to be invested in fixed-maturity and equity securities at the parent and insurance subsidiary levels. We consider internal measures, as well as insurance department regulations and ratings agency guidance. We monitor a variety of metrics, including after-tax yields, the ratio of investments in common stocks to statutory surplus for the property casualty and life insurance operations and the parent company’s ratio of investment assets to total assets.
At year-end 2008, 1.6 percent of the value of our investment portfolio was made up of securities that do not actively trade on a public market and require management’s judgment to develop pricing or valuation techniques (Level 3 assets). We obtain at least two outside valuations for these assets and generally use the more conservative calculation. These investments include private placements, small issues and various thinly traded securities. See Item 7, Fair Value Measurements, Page 45, and Item 8, Note 3 of the Consolidated Financial Statements Page 106, for additional discussion of our valuation techniques.
In addition to securities held in our investment portfolio, at year-end 2008, other invested assets included $37 million of life policy loans, $32 million of venture capital fund investments, $8 million of private equity investments and $6 million of investment in real estate.
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
During the third quarter of 2008, we terminated a securities lending program under which certain fixed maturities from our investment portfolio were loaned to other institutions for short periods of time. As a result, no securities were on loan at year-end 2008 compared with $745 million at year-end 2007. We discuss the program in Item 8, Note 2 of the Consolidated Financial Statements, Page 104.
In conjunction with the program termination, we returned the collateral but chose to retain a small portfolio of collateralized mortgage obligations (CMOs) rather than sell them at what we felt were distressed prices in an illiquid market. The CMOs were an investment made by one of the short-duration funds, which subsequently dissolved and distributed the assets to its investors. All $30 million of the CMOs in the portfolio are collateralized by Alt-A mortgages that originated between 2004 and 2006. Consequently, at December 31, 2008, we owned investment-grade CMOs with a fair value and book value of $27 million and $39 million, respectively. Of the $27 million investment-grade CMOs, $21 million were rated AAA by Standard & Poor’s. We also owned non-investment grade CMOs that had a fair value and book value of $3 million and $4 million, respectively. We do not intend to make additional investments in this asset category.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 18

Fixed-maturity and Short-term Portfolio Ratings
As of year-end 2008, the portfolio was trading at 96.2 percent of its book value, in line with general market conditions. The general level of interest rates decreased over the course of 2008; however, credit spreads widened considerably due to a continued flight to quality.
The downward shift in the higher portfolio ratings during 2008 primarily was driven by significant calls of government sponsored entities (GSE) bonds, as well as rating withdrawals that occurred in response to the difficulties experienced by certain municipal bond insurers. The majority of our non-rated securities are tax-exempt municipal bonds from smaller municipalities that chose not to pursue a credit rating. Credit ratings as of December 31 for the fixed-maturity and short-term portfolio were:

	At December 31, 2008		At December 31, 2007
	Fair	Percent	Fair	Percent
(Dollars in millions)	value	to total	value	to total

Moody’s Ratings and Standard & Poor’s Ratings combined
Aaa, Aa, A, AAA, AA, A	$4,149	70.2%	$4,366	73.4%
Baa, BBB	1,258	21.3	1,076	18.1
Ba, BB	240	4.1	225	3.8
B, B	46	0.8	110	1.8
Caa, CCC	7	0.1	25	0.4
Ca, CC	3	0.1	0	0.0
C, C	0	0.0	0	0.0
Non-rated	208	3.4	147	2.5

Total	$5,911	100.0%	$5,949	100.0%

We discuss the maturity of our fixed-maturity portfolio in Item 8, Note 2 of the Consolidated Financial Statements, Page 104. Attributes of the fixed-maturity portfolio include:

	Years ended December 31,
	2008		2007

Weighted average yield-to-book value	5.6%		5.3%
Weighted average maturity	8.2	yrs	8.0	yrs
Effective duration	5.4	yrs	4.8	yrs

Taxable Fixed Maturities
Our taxable fixed-maturity portfolio (at fair value) at year-end 2008 included:
•	$389 million in U.S. agency paper that is rated Aaa/AAA by Moody’s and Standard & Poor’s, respectively.
•	$2.324 billion in investment-grade corporate bonds that have a Moody’s rating at or above Baa3 or a Standard & Poor’s rating at or above BBB-.
•	$210 million in high-yield corporate bonds that have a Moody’s rating below Baa3 or a Standard & Poor’s rating below BBB-.
•	$171 million in convertible bonds and redeemable preferred stocks.
Our strategy typically is to buy and hold fixed-maturity investments to maturity, but we monitor credit profiles and market value movements when determining holding periods for individual securities. With the exception of U.S. agency paper (government-sponsored entities), no individual issuer’s securities accounted for more than 1.7 percent of the taxable fixed-maturity portfolio at year-end 2008.
The investment-grade corporate bond portfolio is most heavily concentrated in the financial-related sectors, including banks, brokerage, finance and investment and insurance companies. The financial sectors represented 34.2 percent of fair value of this portfolio at year-end 2008, compared with 42.1 percent, at year-end 2007. Although the financial-related sectors make up our largest group of investment-grade corporate bonds, we believe our concentration is below the average for the corporate bond market as a whole. Utilities are the only other sector that exceeds 10 percent of our investment-grade corporate bond portfolio, at 11.6 percent of fair value at year-end 2008.
Tax-exempt Fixed Maturities
We traditionally have purchased municipal bonds focusing on general obligation and essential services bonds, such as sewer, water or others. While no single municipal issuer accounted for more than 0.6 percent of the tax-exempt municipal bond portfolio at year-end 2008, there are higher concentrations within individual states. Holdings in Texas and Indiana accounted for a total of 35.0 percent of the municipal bond portfolio at year-end 2008.
In recent years, we have purchased insured municipal bonds because of their excellent credit-adjusted after-tax yields. At year-end 2008, bonds representing $2.290 billion, or 83.8 percent, of the fair value of our municipal portfolio were insured with an average rating of AAA. Because of our emphasis on general obligation and essential services bonds, over 90 percent of the insured municipal bonds have an underlying rating of at least A3 or A-.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 19

Short-term Investments
Our short-term investments consist primarily of commercial paper, demand notes or bonds purchased within one year of maturity. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as taxes. At year-end 2008, we had $84 million of short-term investments compared with $101 million at year-end 2007.
Equity Investments
After covering both our intermediate and long-range insurance obligations with fixed-maturity investments, we historically used available cash flow to invest in equity securities. Investment in equity securities has played an important role in achieving our portfolio objectives and has contributed to portfolio appreciation. We remain committed to our long-term equity focus, which we believe is key to our company’s long-term growth and stability.
Common Stocks
Our common stock investments generally are dividend-paying securities. In this market, we are seeking to maximize our potential return while minimizing dividend income risk by selecting securities from a variety of dividend scenarios, including those with the potential for dividend growth from a below-market current yield. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy after we have purchased fixed maturity investments to cover our insurance reserves.
In mid-2008, we began applying new investment guidelines that increased portfolio diversification, reducing single issue and sector concentrations. Our year-end 2008 portfolio has been positioned for reduced volatility going forward. As a result, despite economic and market disruptions that led to unprecedented value declines, our equity portfolio suffered less than the broader indices during 2008.
We view our diversifying actions to be consistent with our view of prudent risk management. At year-end 2008, our financial sector holdings were 12.4 percent of our $2.7 billion publicly traded common stock portfolio, below the Standard & Poor’s 500 weighting, and significantly lower than our 56.2 percent financial sector weighting at year-end 2007. Among other changes, we reduced our Fifth Third Bancorp (NASDAQ:FITB) holding to approximately 12 million shares at year-end 2008. Following Fifth Third’s further reduction of its dividend payout in December 2008, we sold the remainder of our holding in January 2009 for an additional capital gain. We expect to continue to make changes to the portfolio, as deemed appropriate.
Proceeds of sales are being reinvested in both fixed income and equity securities with yields that we believe are likely to be more secure. This may slow the return to growth in investment income although we believe year-over-year comparisons may turn positive in the second half of 2009.
Common Stock Portfolio Industry Sector Distribution

	Percent of Publicly Traded Common Stock Portfolio
	At December 31, 2008		At December 31, 2007
	Cincinnati	S&P 500 Industry	Cincinnati	S&P 500 Industry
	Financial	Weightings	Financial	Weightings

Sector:
Healthcare	21.6%	14.8%	10.2%	12.0%
Consumer staples	19.8	12.8	10.7	10.2
Energy	16.8	13.3	11.5	12.9
Financial	12.4	13.3	56.2	17.6
Utilities	9.3	4.2	4.8	3.6
Consumer discretionary	6.6	8.4	2.8	8.5
Industrials	6.1	11.1	1.9	11.5
Information technology	4.2	15.3	1.9	16.8
Materials	1.9	3.0	0.0	3.3
Telecomm services	1.3	3.8	0.0	3.6

Total	100.0%	100.0%	100.0%	100.0%

At year-end 2008, 29.7 percent of our common stock holdings (measured by fair value) were held at the parent company level.
Until June 2008, we had held more than 10 percent of Fifth Third’s common stock for many years. We continue to hold more than 5 percent of Piedmont Natural Gas Company (NYSE:PNY). At year-end 2008, there were 12 holdings with a fair value equal to or greater than 2 percent of our publicly traded common stock portfolio compared with 15 similar holdings at year-end 2007. No single issue accounted for more than 14.5 percent at year-end 2008.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 20

Nonredeemable Preferred Stocks
We evaluate preferred stocks in a manner similar to the evaluation we make for fixed-maturity investments, seeking attractive relative yields. We generally focus on investment-grade preferred stocks issued by companies that have a strong history of paying common dividends, providing us with another layer of protection. We believe that careful application of this strategy continues to have merit, although events of 2008 indicated that preferred stocks will not receive preferential treatment in a government-sponsored restructuring. When possible, we seek out preferred stocks that offer a dividend received deduction for income tax purposes.
Additional information regarding the composition of investments is included in Item 8, Note 2 of the Consolidated Financial Statements, Page 104.
Other
We report as “Other” the other income of our standard market property casualty insurance subsidiary, as well as non-investment operations of the parent company and its subsidiaries, CFC Investment Company and CinFin Capital Management Company (excluding client investment activities). In 2008, we also included results of our surplus lines operations, The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources.
CFC Investment Company
CFC Investment Company offers commercial leasing and financing services to our agents, their clients and other customers. As of year-end 2008, CFC Investment Company had 2,197 accounts and $71 million in receivables, compared with 2,590 accounts and $92 million in receivables at year-end 2007.
CinFin Capital Management
CinFin Capital Management provided asset management services to internal and third-party clients. CinFin Capital advised clients in December 2008 that it would close on February 28, 2009. During the recent financial market downturn, this business performed satisfactorily relative to the appropriate benchmarks, and it was profitable over its 10 years in operation. We determined that sufficient future growth through agency referrals or other routes would have required a substantial increase in resources even as we are seeking to increase our focus on our core insurance business with new initiatives. Many of our agencies did not see referrals for investment management services within the scope of their offerings to their clients.
As of year-end 2008, CinFin Capital had 44 institutional, corporate and individual clients. Assets under management were $817 million. We have given our unaffiliated clients ample opportunity to arrange for another financial adviser and respond to any market changes in a timely manner. We will continue to manage internally our pension plan and Cincinnati Life’s separate accounts.
Surplus Lines Property Casualty Insurance
Agencies have access to The Cincinnati Specialty Underwriters Insurance Company’s product line through CSU Producer Resources, the wholly owned insurance brokerage subsidiary of parent-company Cincinnati Financial Corporation. CSU Producer Resources has binding authority on all classes of business written through CSU and maintains appropriate agent and surplus lines licenses to process non-admitted business.
Producers can submit risks to CSU Producer Resources, reflecting the mix of accounts Cincinnati agencies currently write in their non-admitted surplus lines markets. CSU Producer Resources currently markets and underwrites commercial general liability, property and miscellaneous errors and omissions coverages in 33 states. It will continue to add lines of business and coverages.
Agency producers have direct access through CSU Producer Resources to our dedicated surplus lines underwriters, and they also can tap into their agencies’ broader Cincinnati relationships to bring their policyholders services such as experienced and responsive loss control and claims handling. Our new surplus lines policy administration system delivers electronic copies of policies to producers within minutes of underwriting approval and policy issue. CSU Producer Resources gives extra support to our producers by remitting surplus lines taxes and stamping fees and retaining admitted market affadavits, where required.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 21

Regulation
State Regulation
The business of insurance primarily is regulated by state law. All of our insurance company subsidiaries are domiciled in the State of Ohio, except The Cincinnati Specialty Underwriters Insurance Company, which is domiciled in the State of Delaware. Each insurance subsidiary is governed by the insurance laws and regulations in its respective state of domicile. We also are subject to state regulatory authorities of all states in which we write insurance. The state laws and regulations that have the most significant effect on our insurance operations and financial reporting are discussed below.
•	Insurance Holding Company Regulation – We are regulated as an insurance holding company system in the respective states of domicile of our standard market property casualty company subsidiary and its surplus lines and life insurance subsidiaries. These regulations require that we annually furnish financial and other information about the operations of the individual companies within the holding company system. All transactions within a holding company affecting insurers must be fair and equitable. Notice to the state insurance commissioner is required prior to the consummation of transactions affecting the ownership or control of an insurer and prior to certain material transactions between an insurer and any person or entity in its holding company group. In addition, some of those transactions cannot be consummated without the commissioner’s prior approval.
•	Subsidiary Dividends – The Cincinnati Insurance Company is 100 percent owned by Cincinnati Financial Corporation. The dividend-paying capacity of The Cincinnati Insurance Company and its 100 percent owned subsidiaries is regulated by the laws of the applicable state of domicile. Under these laws, our insurance subsidiaries must provide a 10-day advance informational notice to the insurance commissioner for the domiciliary state prior to payment of any dividend or distribution to its shareholders. In all cases, ordinary dividends may be paid only from earned surplus, which for the Ohio subsidiaries is the amount of unassigned funds set forth in an insurance subsidiary’s most recent statutory financial statement. For the Delaware subsidiary, it is the amount of available and accumulated funds derived from the subsidiary’s net operating profit of its business and realized capital gains.

The insurance company subsidiaries must give 30 days notice to and obtain prior approval from the state insurance commissioner before the payment of an extraordinary dividend as defined by the state’s insurance code. You can find information about the dividends paid by our insurance subsidiary in 2008 in Item 8, Note 9 of the Consolidated Financial Statements, Page 110.
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

The legislative and regulatory climate in Florida continues to create uncertainty for the insurance industry. In February 2007, we adopted a marketing stance of writing no new business relationships in Florida. This remained our stance through 2008, except in the lines of directors and officers, surety, machinery and equipment and life insurance, which we resumed writing in June 2007, subject to existing guidelines. In 2009, we intend to cautiously resume writing additional commercial lines of business, while working to more actively manage the associated catastrophe risk, carefully underwriting new commercial submissions and non-renewing commercial and personal lines policies that present the most risk of loss because of their age, construction and geographic characteristics. In 2008, our written premiums from Florida agencies were 2.9 percent of total written premiums, compared with 3.2 percent in 2007.

On August 24, 2007, the company received administrative subpoenas from the Florida Office of Insurance Regulation seeking documents and testimony concerning insurance for residential risks located in Florida and communications with reinsurers, risk modeling companies, rating agencies and insurance trade associations. We produced documents to respond to the subpoenas. The Office of Insurance Regulation cancelled and has not rescheduled the hearing noticed in the subpoena for
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 22

October 18, 2007. Although inactive, these subpoenas remain outstanding as of December 31, 2008. We continue to assess the changing insurance environment in Florida and hope to resume writing our complete portfolio of insurance products in the state as the market stabilizes.

•	Insurance Guaranty Associations — Each state has insurance guaranty association laws under which the associations may assess life and property casualty insurers doing business in the state for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the insurer’s proportionate share of business written by all member insurers in the state. Our insurance companies incurred a charge of less than $1 million from guaranty associations in 2008 and a charge of $2 million in 2007. We cannot predict the amount and timing of any future assessments or refunds on our insurance subsidiaries under these laws.

•	Shared Market and Joint Underwriting Plans – State insurance regulation requires insurers to participate in assigned risk plans, reinsurance facilities and joint underwriting associations, which are mechanisms that generally provide applicants with various basic insurance coverages when they are not available in voluntary markets. Such mechanisms are most commonly instituted for automobile and workers’ compensation insurance, but many states also mandate participation in FAIR Plans or Windstorm Plans, which provide basic property coverages. Participation is based upon the amount of a company’s voluntary market share in a particular state for the classes of insurance involved. Underwriting results related to these organizations, which tend to be adverse to our company, have been immaterial to our results of operations.

•	Statutory Accounting – For public reporting, insurance companies prepare financial statements in accordance with GAAP. However, certain data also must be calculated according to statutory accounting rules as defined in the NAIC’s Accounting Practices and Procedures Manual (SAP). While not a substitute for any GAAP measure of performance, statutory data frequently is used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies.

•	Insurance Reserves – State insurance laws require that property casualty and life insurance insurers analyze the adequacy of reserves annually. Our appointed actuaries must submit an opinion that reserves are adequate for policy claims-paying obligations and related expenses.

•	Risk-Based Capital Requirements — The NAIC’s risk-based capital (RBC) requirements for property casualty and life insurers serve as an early warning tool for the NAIC and state regulators to identify companies that may be undercapitalized and may merit further regulatory action. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC for property casualty companies takes into account asset and credit risks but places more emphasis on underwriting factors for reserving and pricing. The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks.
Federal Regulation
Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact. Some of the current and proposed federal measures that may significantly affect our business are discussed below.
•	The Terrorism Risk Insurance Act of 2002 (TRIA) – TRIA was originally signed into law on November 26, 2002, and extended on December 22, 2005, in a revised form, and extended again on December 26, 2007. TRIA provides a temporary federal backstop for losses related to the writing of the terrorism peril in property casualty insurance policies. TRIA now is scheduled to expire December 31, 2014. Under regulations promulgated under this statute, insurers are required to offer terrorism coverage for certain lines of property casualty insurance, including property, commercial multi-peril, fire, ocean marine, inland marine, liability, aircraft and workers’ compensation. In the event of a terrorism event defined by TRIA, the federal government would reimburse terrorism claim payments subject to the insurer’s deductible. The deductible is calculated as a percentage of subject written premiums for the preceding calendar year. Our deductible in 2008 was $395 million (20 percent of 2007 subject premiums) and we estimate it will be $383 million (20 percent of 2008 subject premiums) in 2009.
•	Office of Foreign Asset Control (OFAC) – Subject to an Executive Order signed on September 24, 2001, intended to thwart financing of terrorists and sponsors of terrorism, financial institutions were required to block and report transactions and attempted transactions between their organizations and persons and organizations named in a list published by OFAC. We currently use a combination of software, third-party vendor and manual searches to accomplish our transaction blocking and reporting activities.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 23

•	Investment Advisers Act of 1940 – Our subsidiary, CinFin Capital Management Company, operates an investment advisory business and is therefore subject to regulation by the SEC as a registered investment adviser under the Investment Advisers Act of 1940. This law imposes certain annual reporting, recordkeeping, client disclosure and compliance obligations on CinFin Capital Management. CinFin Capital Management is terminating operations effective February 28, 2009.
•	Troubled Asset Relief Program (TARP), the economic stimulus bill, and related executive, legislative and regulatory actions – The President, Congress and various regulatory agencies have worked, and continue to work, to enact measures designed to improve the economy by recapitalizing banks, stimulating the economy, providing relief to homeowners at risk of foreclosure and enhancing oversight of the financial system. To date, none of these measures directly affect us. We are not a bank or a bank holding company and do not intend to obtain TARP funds. Effects of other statutes and regulations on our business are uncertain, as details of existing and proposed laws continue to emerge.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 24

Item 1A. Risk Factors
Our business involves various risks and uncertainties that may affect achievement of our business objectives. Many of the risks could have ramifications across our organization. For example, while risks related to setting insurance rates and establishing and adjusting loss reserves are insurance activities, errors in these areas could have an impact on our investment activities, growth and overall results. The following discussion should be viewed as a starting point for understanding the significant risks we face. It is not a definitive summary of their potential impacts or of our strategies to manage and control the risks. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Page 37, for a discussion of those strategies.
The risks and uncertainties discussed below are not the only ones we face. There are additional risks and uncertainties that we currently do not believe are material at this time. There also may be risks and uncertainties of which we are not aware. If any risks or uncertainties discussed here develop into actual events, they could have a material adverse effect on our business, financial condition or results of operations. In that case, the market price of our common stock could decline materially.
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
Events or conditions that could diminish our agents’ desire to produce business for us and the competitive advantage that our independent agencies enjoy:
•	Downgrade of the financial strength ratings of our insurance subsidiaries. We believe our strong insurer financial strength ratings, in particular the A+ (Superior) rating from A.M. Best for our standard market property casualty insurance subsidiaries, are an important competitive advantage. Ratings agencies could change or expand their requirements. If our property casualty ratings were to be further downgraded, our agents might find it more difficult to market our products or might choose to emphasize the products of other carriers. See Item 1, Our Business and Our Strategy, Page 1, for additional discussion of our financial strength ratings.

•	Concerns that doing business with us is difficult or not profitable, perceptions that our level of service is no longer a distinguishing characteristic in the marketplace, or perceptions that our business practices are not compatible with agents’ business models. These issues could occur if agents or policyholders believe that we are no longer providing the prompt, reliable personal service that has long been a distinguishing characteristic of our insurance operations.

•	Delays in the development, implementation, performance and benefits of technology projects and enhancements or independent agent perceptions that our technology solutions are inadequate to match their needs.
A reduction in the number of independent agencies marketing our products, the failure of agencies to successfully market our products or the choice of agencies to reduce their writings of our products could affect our results of operations if we are unable to replace them with agencies that produce adequate and profitable premiums. We could lose premium if a bank that owns appointed agencies changes its strategies.
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
We could experience an unusually high level of losses due to catastrophic, pandemic or terrorism events or risk concentrations.
In the normal course of our business, we provide coverage against perils for which estimates of losses are highly uncertain, in particular catastrophic and terrorism events. Catastrophes can be caused by a number of events, including hurricanes, tornadoes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Due to the nature of these events, we are unable to predict precisely the frequency or
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 25

potential cost of catastrophe occurrences. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Our ability to appropriately manage catastrophe risk depends partially on catastrophe models, the accuracy of which may be impacted by inaccurate or incomplete data, the uncertainty of the frequency and severity of future events and the uncertain impact of climate change.
The geographic regions in which we market insurance are exposed to numerous natural catastrophes, such as:
•	Hurricanes in the gulf, eastern and southeastern coastal regions.

•	Earthquakes in the New Madrid fault zone, which lies within the central Mississippi valley, extending from northeast Arkansas through southeast Missouri, western Tennessee and western Kentucky to southern Illinois, southern Indiana and parts of Ohio.

•	Tornado, wind and hail in the Midwest, South and Southeast and, to a certain extent, the mid-Atlantic.
The occurrence of terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. While we do insure terrorism risk in all areas we serve, we have identified our major terrorism exposure as general commercial risks in the metropolitan Chicago area as well as small co-op utilities, small shopping malls and small colleges throughout our 35 active states. Additionally, our life insurance subsidiary could be adversely affected in the event of a terrorist event or an epidemic such as the avian flu, particularly if the epidemic were to affect a broad range of the population beyond just the very young or the very old. Our associate health plan is self-funded and could similarly be affected.
Our results of operations would be adversely affected if the level of losses we experience over a period of time exceeds our actuarially determined expectations. In addition, our financial condition would be adversely affected if we were required to sell securities prior to maturity or at unfavorable prices to pay an unusually high level of loss and loss expenses. Securities pricing might be even less favorable if a number of insurance companies needed to sell securities during a short period of time because of unusually high losses from catastrophic events.
Our geographic concentration ties our performance to business, economic, environmental and regulatory conditions in certain states. We market our property casualty insurance products in 35 states, but our business is concentrated in the Midwest and Southeast. We also have exposure in states where we do not actively market insurance when clients of our independent agencies have businesses or properties in multiple states.
The Cincinnati Insurance Company also participates in three assumed reinsurance treaties with two reinsurers that spread the risk of very high catastrophe losses among many insurers. In 2009, we have exposure of up to $7 million of assumed losses in three layers, from $1.0 billion to $1.7 billion, from a single event under an assumed reinsurance treaty for Munich Re Group. The other two assumed reinsurance treaties are immaterial.
In the event of a severe catastrophic event or terrorist attack elsewhere in the world, our insurance losses may be immaterial. However, the companies in which we invest might be severely affected, which could affect our financial condition and results of operations. Our reinsurers might experience significant losses, potentially jeopardizing their ability to pay losses we cede to them. We also may be exposed to state guaranty fund assessments if other carriers in a state cannot meet their obligations to policyholders. A catastrophe or epidemic event also could affect our operations by damaging our headquarters facility, injuring associates and visitors at our Fairfield, Ohio, headquarters or disrupting our associates’ ability to perform their assigned tasks.
Our ability to achieve our performance objectives could be affected by changes in the financial, credit and capital markets or the general economy.
We invest premiums received from policyholders and other available cash to generate investment income and capital appreciation, maintaining sufficient liquidity to pay covered claims and operating expenses, service our debt obligations and pay dividends.
Investment income is an important component of our revenues and net income. The ability to increase investment income and generate longer-term growth in book value is affected by factors that are beyond our control, such as inflation, economic growth, interest rates, world political conditions, terrorism attacks or threats, adverse events affecting other companies in our industry or the industries in which we invest, market events leading to credit constriction and other widespread unpredictable events. These events may adversely affect the economy generally and could cause our investment income or the value of securities we own to decrease. A significant decline in our investment income could have an adverse effect on our net income, and thereby on our shareholders’ equity and our policyholders’ surplus. For more detailed discussion of risks associated with our investments, please refer to Item 7A, Qualitative and Quantitative Disclosures About Market Risk, Page 85.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 26

We issue life contracts with guaranteed minimum returns, referred to as bank-owned life insurance contracts (BOLIs). BOLI investment assets must meet certain criteria established by the regulatory authorities in which jurisdiction the group contract holder is subject. Therefore, sales of investments may be mandated to maintain compliance with these regulations, possibly requiring gains or losses to be recorded. We could experience losses if the assets in the accounts are less than liabilities at the time of maturity or termination. We discuss other risks associated with our separate account BOLIs in Item 7, Critical Accounting Estimates, Separate Accounts, Page 47.
Further deterioration in the banking sector or in banks with which we have relationships could affect our results of operations. Our ability to maintain or obtain short-term lines of credit could be affected if the banks from which we obtain these lines are purchased, fail or are otherwise negatively affected. The value of corporate bonds and common equities we hold in the banking sector could further deteriorate. We may lose premium if a bank that owns appointed agencies changes its strategies. We could experience increased losses in our directors and officers liability line of business if claims are made against insured financial institutions.
Our investment performance also could suffer because of the types or concentrations of investments, industry groups and/or individual securities in which we choose to invest. Market value changes related to these choices could cause a material change in our financial condition or results of operations.
At year-end 2008, common stock holdings made up 30.6 percent of our invested assets. Adverse news or events affecting the global or U.S. economy or the equity markets could affect our net income, book value and overall results as well as our ability to pay our common stock dividend. See Item 7, Investments Results of Operations, Page 66, and Item 7A, Qualitative and Quantitative Disclosures About Market Risk, Page 85, for discussion of our investment activities.
Deteriorating credit and market conditions could also impair our ability to access credit markets and could affect existing or future lending arrangements.
Our overall results could be affected if a significant portion of our commercial lines policyholders, including those purchasing surety bonds, are adversely affected by marked or prolonged economic downturns and events such as a downturn in construction and related sectors, tightening credit markets and higher fuel costs. Such events could make it more difficult for policyholders to finance new projects, complete projects or expand their businesses, leading to lower premiums from reduced payrolls and sales and lower purchases of equipment and vehicles. These events could also cause claims, including surety claims, to increase due to a policyholder’s inability to secure necessary financing to complete projects or to collect on underlying lines of credit in the claims process. Such economic downturns and events could have a greater impact in the construction sector where we have a concentration of risks and in geographic areas that are hardest hit by economic downturns.
Deteriorating economic conditions could also increase the degree of credit risk associated with amounts due from independent agents who collect premiums for payment to us and could hamper our ability to recover amounts due from reinsurers.
Our ability to properly underwrite and price risks and increased competition could adversely affect our results.
Our financial condition, cash flow and results of operations depend on our ability to underwrite and set rates accurately for a full spectrum of risks. We establish our pricing based on assumptions about the level of losses that may occur within classes of business, geographic regions and other criteria.
To properly price our products, we must collect and properly analyze data; the data must be sufficient, reliable and accessible; we need to develop appropriate rating methodologies and formulae; and we may need to identify and respond to trends quickly. If rates are not accurate, we may not generate enough premiums to offset losses and expenses or we may not be competitive in the marketplace.
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
The insurance industry is cyclical and intensely competitive. From time to time, the insurance industry goes through prolonged periods of intense competition during which it is more difficult to attract new business, retain existing business and maintain profitability. Competition in our insurance business is based on many factors, including:
•	Competitiveness of premiums charged

•	Relationships among carriers, agents, brokers and policyholders
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 27

•	Underwriting and pricing methodologies that allow insurers to identify and flexibly price risks

•	Compensation provided to agents

•	Underwriting discipline

•	Terms and conditions of insurance coverage

•	Speed at which products are brought to market

•	Product and marketing innovations, including advertising

•	Technological competence and innovation

•	Ability to control expenses

•	Adequacy of financial strength ratings by independent ratings agencies such as A.M. Best

•	Quality of services provided to agents and policyholders

•	Claims satisfaction and reputation
If our pricing is incorrect or we are unable to compete effectively because of one or more of these factors, our premium writings could decline and our results of operations and financial condition could be materially adversely affected.
Please see the discussion of our Commercial Lines, Personal Lines and Life Insurance Segments in Item 1, Page 11, Page 14 and Page 16, for a discussion of our competitive position in the insurance marketplace.
Our loss reserves, our largest liability, are based on estimates and could be inadequate to cover our actual losses.
Our consolidated financial statements are prepared using GAAP. These principles require us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates. For a discussion of the significant accounting policies we use to prepare our financial statements and the material implications of uncertainties associated with the methods, assumptions and estimates underlying our critical accounting policies, please refer to Item 8, Note 1 of the Consolidated Financial Statements, Page 98, and Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves and Life Insurance Policy Reserves, Page 41 and Page 44.
Our most critical accounting estimate is loss reserves. Loss reserves are the amounts we expect to pay for covered claims and expenses we incur to settle those claims. The loss reserves we establish in our financial statements represent an estimate of amounts needed to pay and administer claims arising from insured events that have already occurred, including events that have not yet been reported to us. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Accordingly, our loss reserves for past periods could prove to be inadequate to cover our actual losses and related expenses. Any changes in these estimates are reflected in our results of operations during the period in which the changes are made. An increase in our loss reserves would decrease earnings, while a decrease in our loss reserves would increase earnings.
The estimation process for unpaid loss and loss expense obligations involves uncertainty by its very nature. We continually review the estimates and adjust the reserves as facts about individual claims develop, additional losses are reported and new information becomes known. Adjustments due to loss development on prior periods are reflected in the calendar year in which they are identified. The process used to determine our loss reserves is discussed in Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves and Life Insurance Policy Reserves, Page 41 and Page 44.
Unforeseen losses, the type and magnitude of which we cannot predict, may emerge in the future. These additional losses could arise from changes in the legal environment, laws and regulations, climate change, catastrophic events, increases in loss severity or frequency, or other causes. Such future losses could be substantial.
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
In addition, we are subject to credit risk with respect to our reinsurers. Although we purchase reinsurance to manage our risks and exposures to losses, this reinsurance does not discharge our direct obligations under the policies we write. We would remain liable to our policyholders even if we were unable to recover what we
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 28

believe we are entitled to receive under our reinsurance contracts. Reinsurers might refuse or fail to pay losses that we cede to them, or they might delay payment. For long-tail claims, the creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with our insurance subsidiaries could have a material adverse effect on our financial position, results of operations and cash flows.
Prior to 2003, we participated in USAIG, a joint underwriting association of individual insurance companies that collectively functions as a worldwide insurance market for all types of aviation and aerospace accounts. At year-end 2008, 28.6 percent, or $217 million, of our total reinsurance receivables were related to USAIG, primarily for September 11, 2001, events, offset by $226 million of amounts ceded to other pool participants and reinsurers. If the pool participants and reinsurers are unable to fulfill their financial obligations and all security collateral that supports the participants’ obligations becomes worthless, we could be liable for an additional pool liability of $283 million and our financial position and results of operations could be materially affected. Currently all pool participants and reinsurers are financially solvent.
We no longer participate in new business generated by USAIG and its members. Please see Item 7, 2009 Reinsurance Programs, Page 81, for a discussion of our reinsurance treaties.
Our business depends on the uninterrupted operation of our facilities, systems and business functions.
Our business depends on our associate’s ability to perform necessary business functions, such as processing new and renewal policies and claims. We increasingly rely on technology and systems to accomplish these business functions in an efficient and uninterrupted fashion. Our inability to access our headquarters facilities or a failure of technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis or affect the accuracy of transactions. If sustained or repeated, such a business interruption or system failure could result in a deterioration of our ability to write and process new and renewal business, serve our agents and policyholders, pay claims in a timely manner, collect receivables or perform other necessary business functions. If our disaster recovery and business continuity plans did not sufficiently consider, address or reverse the circumstances of an interruption or failure, this could result in a materially adverse effect on our operating results and financial condition. This risk is exacerbated because approximately 70 percent of our associates work at our Fairfield, Ohio, headquarters.
The effects of changes in industry practices and regulations on our business are uncertain.
As industry practices and legal, judicial, legislative, regulatory, political, social and other environmental conditions change, unexpected and unintended issues related to insurance pricing, claims, and coverage, may emerge. These issues may adversely affect our business by impeding our ability to obtain adequate rates for covered risks, extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, unforeseeable emerging and latent claim and coverage issues may not become apparent until some time after we have issued the insurance policies that could be affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued.
Further, the National Association of Insurance Commissioners (NAIC), state insurance regulators and state legislators are continually reexamining existing laws and regulations governing insurance companies and insurance holding companies, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws and the development of new laws and regulations that affect a variety of financial and nonfinancial components of our business. Any proposed or future legislation, regulation or NAIC initiatives, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs.
Additionally, laws and regulations may be enacted in the wake of the current financial and credit crises that have adverse affects on our business, potentially including a change from a state-based system of regulation to a system of federal regulation. While we do not participate or intend to seek to participate in the Troubled Asset Relief Program, the effect of it or any similar legislation on our industry and the economy in general is uncertain.
The effects of such changes could adversely affect our results of operations. Please see Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves and Life Insurance Policy Reserves, Page 41 and Page 44, for a discussion of our reserving practices.
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
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 29

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
Please see Item 1, Strategic Initiatives, Page 7 for a discussion of our technology initiatives.
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
Dividends paid to our parent company by our insurance subsidiary are restricted by the insurance laws of Ohio, its domiciliary state. These laws establish minimum solvency and liquidity thresholds and limits. Currently, the maximum dividend that may be paid without prior regulatory approval is limited to the greater of 10 percent of statutory surplus or 100 percent of statutory net income for the prior calendar year, up to the amount of statutory unassigned surplus as of the end of the prior calendar year. Dividends exceeding these limitations may be paid only with prior approval of the Ohio Department of Insurance. Consequently, at times, we might not be able to receive dividends from our insurance subsidiary, or we might not receive dividends in the amounts necessary to meet our debt obligations or to pay dividends on our common stock. This could affect our financial position.
Please see Item 1, Regulation, Page 22, and Item 8, Note 9 of the Consolidated Financial Statements, Page 110, for discussion of insurance holding company dividend regulations.
Item 1B. Unresolved Staff Comments
None
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 30

Item 2. Properties
Cincinnati Financial Corporation owns our headquarters building located on 100 acres of land in Fairfield, Ohio. This building has approximately 1,508,200 total square feet of available space. In 2008, we completed construction of a 425,400 square foot third office tower and 276,800 square foot underground garage. We expect this expansion to accommodate our business needs for the foreseeable future. The property, including land, is carried in our financial statements at $159 million as of December 31, 2008, and is classified as land, building and equipment, net, for company use. John J. & Thomas R. Schiff & Co. Inc., a related party, occupies approximately 6,750 square feet (less than 1 percent).
Cincinnati Financial Corporation also owns the Fairfield Executive Center, which is located on the northwest corner of our headquarters property. This four-story office building has approximately 124,000 square feet of available space. The property is carried in the financial statements at $6 million as of December 31, 2008, and is classified as an other invested asset. Unaffiliated tenants occupy approximately 8 percent. All unoccupied space is currently available for lease.
The Cincinnati Insurance Company owns an unoccupied building on 16 acres of land in Springfield Township, Ohio, approximately six miles from our headquarters. We plan to renovate the 48,000 square foot building to serve as a business continuity center. The property, including land, is carried on our financial statements at $6 million as of December 31, 2008, and is classified as land, building and equipment, net, for company use.
Item 3. Legal Proceedings
Neither the company nor any of our subsidiaries is involved in any material litigation other than ordinary, routine litigation incidental to the nature of its business.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders of Cincinnati Financial during the fourth quarter of 2008.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 31

Part II
Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Cincinnati Financial Corporation had approximately 12,000 shareholders of record and approximately 37,000 beneficial shareholders as of December 31, 2008. Many of our independent agent representatives and most of the 4,179 associates of our subsidiaries own the company’s common stock. We are unable to quantify those holdings because many are beneficially held.
Our common shares are traded under the symbol CINF on the Nasdaq Global Select Market.

(Source: Nasdaq Global Select Market)	2008				2007
Quarter:	1st	2nd	3rd	4th	1st	2nd	3rd	4th

High close	$39.71	$39.97	$33.60	$31.71	$45.92	$47.62	$44.79	$44.84
Low close	35.10	25.40	21.83	18.80	42.24	42.57	36.91	38.37
Period-end close	38.04	25.40	28.44	29.07	42.40	43.40	43.31	39.54
Cash dividends declared	0.39	0.39	0.39	0.39	0.355	0.355	0.355	0.355
We discuss the factors that affect our ability to pay cash dividends and repurchase shares in Item 7, Liquidity and Capital Resources, Page 70. One factor we address is regulatory restrictions on the dividends our insurance subsidiary can pay to the parent company, which also is discussed in Item 8, Note 9 of the Consolidated Financial Statements, Page 110.
The following summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2008:

	Number of securities to be		Number of securities remaining available
	issued upon exercise of		for future issuance under equity
	outstanding options,	Weighted-average exercise	compensation plan (excluding securities
	warrants and rights at	price of outstanding	reflected in column (a)) at December 31,
Plan category	December 31, 2008	options, warrants and rights	2008
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,789,082	$36.31	7,333,645
Equity compensation plans not approved by security holders	—	—	—

Total	10,789,082	$36.31	7,333,645

The number of securities remaining available for future issuance includes: 7,304,065 shares available for issuance under the Cincinnati Financial Corporation 2006 Stock Compensation Plan, which can be issued as stock options, service-based, or performance-based restricted stock units, stock appreciation rights or other equity-based grants; 25,394 shares available for issuance of full share grants under the Cincinnati Financial Corporation 2003 Non-Employee Directors’ Stock Plan; and 4,186 shares of stock options available for issuance under the Cincinnati Financial Corporation Stock Option Plan VII. Additional information about stock-based associate compensation granted under our equity compensation plans is available in Item 8, Note 17 of the Consolidated Financial Statements, Page 117.

			Total number of shares	Maximum number of
	Total number	Average	purchased as part of	shares that may yet be
	of shares	price paid	publicly announced	purchased under the
Month	purchased	per share	plans or programs	plans or programs

January 1-31, 2008	71,003	$0.00	71,003	12,293,608
February 1-29, 2008	1,192,197	37.51	1,192,197	11,101,411
March 1-31, 2008	1,736,800	37.15	1,736,800	9,364,611
April 1-30, 2008	0	0.00	0	9,364,611
May 1-31, 2008	750,957	35.88	750,000	8,614,611
June 1-30, 2008	71,003	34.59	71,003	8,543,608
July 1-31, 2008	0	0.00	0	8,543,608
August 1-31, 2008	0	0.00	0	8,543,608
September 1-30, 2008	0	0.00	0	8,543,608
October 1-31, 2008	0	0.00	0	8,543,608
November 1-30, 2008	0	0.00	0	8,543,608
December 1-31, 2008	0	0.00	0	8,543,608

Totals	3,821,960	36.28	3,821,003

Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 32

We did not sell any shares that were not registered under the Securities Act during 2008. The board of directors has authorized share repurchases since 1996. In 2008, we repurchased a total of 3.8 million shares. In January 2008, we acquired 71,003 shares to settle the accelerated share repurchase program authorized in October 2007, when the board of directors expanded an existing repurchase authorization to approximately 13 million shares. Purchases are expected to be made generally through open market transactions. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, pursuant to SEC regulations.
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
Cumulative Total Return
As depicted in the graph below, the five–year total return on a $100 investment made December 31, 2003, assuming the reinvestment of all dividends, was a negative 9.0 percent for Cincinnati Financial Corporation’s common stock compared with a negative 2.1 percent for the Standard & Poor’s Composite 1500 Property & Casualty Insurance Index and a negative 10.5 percent for the Standard & Poor’s 500 Index.
The Standard & Poor’s Composite 1500 Property & Casualty Insurance Index includes 23 companies: Allstate Corporation, Berkley (W R) Corporation, Chubb Corporation, Cincinnati Financial Corporation, Fidelity National Financial Inc., First American Corporation, Hanover Insurance Group Inc., Infinity Property & Casualty Corporation, MBIA Inc., Mercury General Corporation, Navigators Group Inc., Old Republic International Corporation, Proassurance Corporation, Progressive Corporation, RLI Corporation, Safety Insurance Group Inc., Selective Insurance Group Inc., Stewart Information Services, Tower Group Inc., Travelers Companies Inc., United Fire & Casualty Company, XL Capital Ltd. and Zenith National Insurance Corporation.
The Standard & Poor’s 500 Index includes a representative sample of 500 leading companies in a cross section of industries of the U.S. economy. Although this index focuses on the large capitalization segment of the market, it is widely viewed as a proxy for the total market.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 33

Item 6. Selected Financial Data

(In millions except per share data)	Years ended December 31,
	2008	2007	2006	2005

Consolidated Income Statement Data
Earned premiums	$3,136	$3,250	$3,278	$3,164
Investment income, net of expenses	537	608	570	526
Realized investment gains and losses*	138	382	684	61
Total revenues	3,824	4,259	4,550	3,767
Net income	429	855	930	602

Net income per common share:
Basic	$2.63	$5.01	$5.36	$3.44
Diluted	2.62	4.97	5.30	3.40
Cash dividends per common share:
Declared	1.56	1.42	1.34	1.205
Paid	1.525	1.40	1.31	1.162

Shares Outstanding
Weighted average, diluted	163	172	175	177

Consolidated Balance Sheet Data
Invested assets	$8,890	$12,261	$13,759	$12,702
Deferred policy acquisition costs	509	461	453	429
Total assets	13,369	16,637	17,222	16,003
Loss and loss expense reserves	4,086	3,967	3,896	3,661
Life policy reserves	1,551	1,478	1,409	1,343
Long-term debt	791	791	791	791
Shareholders’ equity	4,182	5,929	6,808	6,086
Book value per share	25.75	35.70	39.38	34.88

Consolidated Property Casualty Operations
Earned premiums	$3,010	$3,125	$3,164	$3,058
Unearned premiums	1,542	1,562	1,576	1,557
Loss and loss expense reserves	4,040	3,925	3,860	3,629
Investment income, net of expenses	350	393	367	338
Loss ratio	57.7%	46.6%	51.9%	49.2%
Loss expense ratio	10.6	12.0	11.6	10.0
Underwriting expense ratio	32.3	31.7	30.8	30.0
Combined ratio	100.6%	90.3%	94.3%	89.2%

Per share data adjusted to reflect all stock splits and dividends prior to December 31, 2008.

*	Realized investment gains and losses are integral to our financial results over the long term, but our substantial discretion in the timing of investment sales may cause this value to fluctuate substantially. Also, applicable accounting standards require us to recognize gains and losses from certain changes in fair values of securities and embedded derivatives without actual realization of those gains and losses. We discuss realized investment gains for the past three years in Item 7, Investments Results of Operations, Page 66.
One-time Charges or Adjustments:
2008 – We changed the form of retirement benefit we offer certain associates to a 401(k) plan with company match from a qualified defined benefit pension plan. We incurred a pretax expense of $27 million to recognize a settlement loss associated with the partial termination of the qualified pension plan. The expense reduced net income by $17 million, or 11 cents per share, and raised the combined ratio by 0.8 percentage points.
2003 — As the result of a settlement negotiated with a vendor, pretax results included the recovery of $23 million of the $39 million one-time, pretax charge incurred in 2000.
2000 — We recorded a one-time charge of $39 million, pretax, to write down previously capitalized costs related to the development of software to process property casualty policies. We earned $5 million in interest in the first quarter from a $303 million single-premium bank-owned life insurance (BOLI) policy booked at the end of 1999 that was segregated as a separate account effective April 1, 2000. Investment income and realized investment gains and losses from separate accounts generally accrue directly to the contract holder and, therefore, are not included in the company’s consolidated financials.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 34

2004	2003	2002	2001	2000	1999	1998

$3,020	$2,748	$2,478	$2,152	$1,907	$1,732	$1,613
492	465	445	421	415	387	368
91	(41)	(94)	(25)	(2)	0	65
3,614	3,181	2,843	2,561	2,331	2,128	2,054
584	374	238	193	118	255	242

$3.30	$2.11	$1.33	$1.10	$0.67	$1.40	$1.31
3.28	2.10	1.32	1.07	0.67	1.37	1.28

1.04	0.90	0.81	0.76	0.69	0.62	0.55
1.02	0.89	0.80	0.74	0.67	0.60	0.54

178	178	180	179	181	186	190

$12,677	$12,485	$11,226	$11,534	$11,276	$10,156	$10,296
400	372	343	286	259	226	143
16,107	15,509	14,122	13,964	13,274	11,795	11,484
3,549	3,415	3,176	2,887	2,473	2,154	2,055
1,194	1,025	917	724	641	885	536
791	420	420	426	449	456	472
6,249	6,204	5,598	5,998	5,995	5,421	5,621
35.60	35.10	31.43	33.62	33.80	30.35	30.58

$2,919	$2,653	$2,391	$2,073	$1,828	$1,658	$1,543
1,537	1,444	1,317	1,060	920	835	458
3,514	3,386	3,150	2,894	2,416	2,093	1,979
289	245	234	223	223	208	204
49.8%	56.1%	61.5%	66.6%	71.1%	61.6%	65.4%
10.3	11.6	11.4	10.1	11.3	10.0	9.3
29.7	27.0	26.8	28.2	30.4	28.6	29.6
89.8%	94.7%	99.7%	104.9%	112.8%	100.2%	104.3%

Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 35

Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 36

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The purpose of Management’s Discussion and Analysis is to provide an understanding of Cincinnati Financial Corporation’s consolidated results of operations and financial condition. Our Management’s Discussion and Analysis should be read in conjunction with Item 6, Selected Financial Data, Pages 34 and 35, and Item 8, Consolidated Financial Statements and related Notes, beginning on Page 91. We present per share data on a diluted basis unless otherwise noted, adjusting those amounts for all stock splits and stock dividends.
We begin with an executive summary of our results of operations and outlook, as well as details on critical accounting policies and estimates. Periodically, we refer to estimated industry data so that we can give information on our performance within the context of the overall insurance industry. Unless otherwise noted, the industry data is prepared by A.M. Best, a leading insurance industry statistical, analytical and financial strength rating organization. Information from A.M. Best is presented on a statutory basis. When we provide our results on a comparable statutory basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).
Executive Summary
Through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on written premium volume for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies in 35 states as discussed in Item 1, Our Business and Our Strategy, Page 1.
Although 2008 was a difficult year for our economy, our industry and our company, our long-term perspective lets us address the immediate challenges while focusing on the major decisions that best position the company for success through all market cycles. We believe that this forward-looking view has consistently benefited our policyholders, agents, shareholders and associates.
To measure our progress, we have defined a measure of value creation that we believe captures the contribution of our insurance operations, the success of our investment strategy and the importance we place on paying cash dividends to shareholders. Between 2010 and 2014, we expect the total of 1) our rate of growth in book value per share plus 2) the ratio of dividends declared per share to beginning book value per share to average 12 percent to 15 percent. With the current economic and market uncertainty, we believe this ratio is an appropriate way to measure our long-term progress in creating value.
When looking at our longer-term objectives, we see three performance drivers:
•	Premium growth — We believe over any five-year period our agency relationships and initiatives can lead to a property casualty written premium growth rate that exceeds the industry average. The compound annual growth rate of our net written premiums was 1.3 percent over the past five years, equal to the estimated growth rate for a broad group of standard market property casualty insurance companies.
•	Combined ratio — We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently below 100 percent. Our GAAP combined ratio has averaged 92.8 percent over the past five years. Our combined ratio was below 100 percent in each year during the period, except 2008 when we experienced a record level of catastrophe losses as discussed in Consolidated Property Casualty Insurance Results of Operations, Page 49. Our statutory combined ratio averaged 92.6 percent over the same period compared with an estimated 98.5 percent for the same industry group.
•	Investment contribution — We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index.
o	Investment income growth has averaged 2.9 percent over the past five years. It grew in each year except 2008 when we experienced a dramatic reduction in dividend payouts by financial services companies held in our equity portfolio, a risk we addressed aggressively during 2008.
o	Over the five years ended December 31, 2008, our compound annual equity portfolio return was a negative 9.0 percent compared with a compound annual total return of a negative 2.1 percent for the Index. Our equity portfolio underperformed the market for the five-year period primarily because of the decline in the market value of our previously large holdings in the financial services sector. In 2008, our compound annual equity portfolio return was a negative 31.5 percent, compared with a negative 36.9 percent for the Index.
The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorization. The board also has periodically declared stock dividends and splits. Through
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 37

2008, the company has increased the indicated annual cash dividend rate for 48 consecutive years, a record we believe is matched by only 11 other publicly traded companies. While seeing merit in continuing that record, in February 2009, our board indicated its first priority was assuring continued financial strength for the company and that its intention was to consider the potential for a 49th year of increase over the course of 2009. We discuss our financial position in more detail in Liquidity and Capital Resources, Page 70.
Strategic Initiatives Highlights
Management has worked with the board of directors to identify the strategies that can lead to long-term success. Our strategies are intended to position us to compete successfully in the markets we have targeted while minimizing risk. We believe successful implementation of the initiatives that support our strategies will help us better serve our agent customers, reduce volatility in our financial results and weather difficult economic, market or pricing cycles.
•	Preserve capital — Implementation of these initiatives is intended to preserve our capital and liquidity so that we can successfully grow our insurance business. A strong capital position provides the capacity to support premium growth and provides the liquidity to sustain our investment in the people and infrastructure needed to implement our other strategic initiatives.
•	Improve insurance profitability — Implementation of these operational initiatives is intended to support improved cash flow and profitable growth for the agencies that represent us and for our company. These initiatives primarily seek to strengthen our relationships with agents, allowing them to serve clients faster and manage expenses better. Others may streamline our internal processes so we can devote more resources to agent service.
•	Drive premium growth — Implementation of these operational initiatives is intended to expand our geographic footprint and diversify our premium sources to obtain profitable growth without significant infrastructure expense. Diversified growth also may reduce our catastrophe exposure risk.
We discuss each of these strategies, along with the metrics we use to assess their progress, in Item 1, Strategic Initiatives, Page 7,
Factors Influencing Our Future Performance
In January and February of 2009, storms affecting our policyholders largely in the Midwest currently are estimated to have resulted in about $30 million of reported claims, which will be included in first-quarter pretax catastrophe losses. This estimate does not take into account development of these catastrophes, any further catastrophe activity that may occur in the remainder of the first quarter of 2009 or potential development from events in prior periods.
In 2008, the rate of growth in book value plus the rate of dividend contribution was below our target, as discussed in the review of our financial highlights below. In 2009, we believe our value creation ratio may also be below our long-term target for several reasons.
•	The weak economy is expected to continue to affect policyholders by deflating their business and personal insurable assets. Until the economy begins to recover, we also do not expect to see significant appreciation of our investments.
•	Lingering effects of soft insurance market pricing are expected to affect growth rates and earned premium levels into 2010, continuing to weaken loss ratios and hamper near-term profitability. Economic factors, including inflation, may increase our claims and settlement expenses related to medical care, litigation and construction.
•	Property casualty written premium growth may lag as our growth initiatives need more time to reach their full contribution.
•	We will incur the cost of continued investment in our business, including technology, new states and process initiatives to create long-term value. In addition, we will not see the full advantage of many of our investments in technology until 2010 and beyond.
•	Diversification of the investment portfolio over the past year included sales of selected positions to lock in gains, reduce concentrations and increase liquidity. Proceeds of sales are being reinvested in both fixed income and in equity securities with yields that we believe are likely to be more secure. This may slow the return to growth in investment income although we believe year-over-year comparisons may turn positive in the second half of the year. We expect to continue to make changes to the portfolio, as appropriate.
Our view of the value we can create over the next five years relies on two assumptions about the external environment. First, we’re anticipating some firming of commercial insurance pricing during 2009. Second, we believe that the economy and financial markets can resume a growth track by the end of 2010. If those assumptions prove to be inaccurate, we may not be able to achieve our performance targets even if we accomplish our strategic objectives.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 38

Other factors that could influence our ability to achieve our targets include:
•	We expect the insurance marketplace to remain competitive, which is likely to cause carriers to pursue strategies that they believe could lead to economies of scale, market share gains or the potential for an improved competitive posture. Direct writers will continue to be a factor in the personal insurance market.
•	We expect the independent insurance agency system to remain strong and viable, with continued agency consolidation, especially as agency margins come under more pressure due to soft pricing and the difficult economic environment. The soft commercial market that has extended into 2009 creates additional risk for agencies. We expect the soft market to continue, particularly in non-catastrophe event prone states and lines of business, absent a significant event or events.

•	We expect initiatives that make it easier for agents to do business with us will continue to be a significant factor in agency relationships, with technology being a major driver. Policyholders will increasingly demand online services and access from agents or carriers.
We discuss in our Item 1A, Risk Factors, Page 25, many potential risks to our business and our ability to achieve our qualitative and quantitative objectives. These are real risks, but their probability of occurring may not be high. We also believe that our risk management programs generally can mitigate their potential effects, in the event they do occur.
We have formal risk management programs overseen by a senior officer and supported by a team of representatives from business areas. The team reports to our chairman, our president and chief executive officer and our board of directors, as appropriate, on detailed and summary risk assessments, risk metrics and risk plans. Our use of operational audits, strategic plans and departmental business plans, as well as our culture of open communications and our fundamental respect for our code of conduct, continue to help us manage risks on an ongoing basis.
Below we review highlights of our financial results for the past three years. Detailed discussion of these topics appears in Results of Operations, Page 48, and Liquidity and Capital Resources, Page 70.
Corporate Financial Highlights
The value creation ratio discussed in the Executive Summary, Page 37, was a negative 23.5 percent in 2008, a negative 5.7 percent in 2007 and a positive 16.7 percent in 2006. In both 2008 and 2007, a decline in unrealized gains on our investment portfolio was the most significant factor in the decline in book value as discussed below. In 2008, net income also was significantly below the level of the prior two years.
Cash dividends declared per share rose 9.9 percent in 2008, 6.0 percent in 2007 and 11.2 percent in 2006.
Balance Sheet Data and Performance Measures

(Dollars in millions except share data)	At December 31,	At December 31,	At December 31,
	2008	2007	2006

Balance sheet data
Invested assets	$8,890	$12,261	$13,759
Total assets	13,369	16,637	17,222
Short-term debt	49	69	49
Long-term debt	791	791	791
Shareholders’ equity	4,182	5,929	6,808
Book value per share	25.75	35.70	39.38
Debt-to-capital ratio	16.7%	12.7%	11.0%

	Years ended December 31,
	2008	2007	2006

Performance measures
Value creation ratio	(23.5)%	(5.7)%	16.7%
Invested assets declined because of lower fair values for portfolio investments, largely due to economic factors. The downturn in the economy had a particularly adverse effect on our financial sector equity holdings, which made up a significant portion of the portfolio prior to mid-2008. By year-end 2008, the portfolio was substantially more diversified and generally better positioned to withstand short-term fluctuations. We discuss our investment strategy in Item 1, Investments Segment, Page 17, and results for the segment in Investments Results of Operations, Page 66.
Our ratio of debt to total capital (debt plus shareholders’ equity) rose over the three years due to the effect on shareholders’ equity of the declining value of our invested assets. Long-term debt was unchanged over the period.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 39

Income Statement and Per Share Data

(Dollars in millions except share data)	Twelve months ended December 31,			2008-2007	2007-2006
	2008	2007	2006	Change %	Change %

Income statement data
Earned premiums	$3,136	$3,250	$3,278	(3.5)	(0.9)
Investment income, net of expenses	537	608	570	(11.6)	6.6
Realized investment gains and losses (pretax)	138	382	684	(64.0)	(44.1)
Total revenues	3,824	4,259	4,550	(10.2)	(6.4)
Net income	429	855	930	(49.9)	(8.0)
Per share data (diluted)
Net income	$2.62	$4.97	$5.30	(47.3)	(6.2)
Cash dividends declared	1.56	1.42	1.34	9.9	6.0

Diluted weighted average shares outstanding	163,362,409	172,167,452	175,451,341	(5.1)	(1.9)
Net income declined in 2008 from the higher levels of the prior two years because of a three-year decline in realized investment gains, a first-ever decline in investment income and a lower aggregate contribution from our insurance segments. The pension plan settlement reduced 2008 net income by $17 million, or 11 cents per share. The transition from a defined benefit pension plan reduces company risk while providing flexible, company-sponsored 401(k) benefit to associates.
Weighted average shares outstanding may fluctuate from period to period because we repurchase shares under board authorizations and we issue shares when associates exercise stock options. Weighted average shares outstanding on a diluted basis declined 9 million in 2008, 3 million in 2007 and 2 million in 2006.
As discussed in Investments Results of Operation, Page 66, security sales led to realized investment gains in all three years, although 2008 gains were tempered by $510 million in other-than-temporary impairment charges. Realized investment gains and losses are integral to our financial results over the long term. We have substantial discretion in the timing of investment sales and, therefore, the gains or losses that are recognized in any period. That discretion generally is independent of the insurance underwriting process. Also, applicable accounting standards require us to recognize gains and losses from certain changes in fair values of securities and for securities with embedded derivatives without actual realization of those gains and losses.
Lower income from dividends led to an 11.6 percent decline in net investment income in 2008, the first decline in this measure in company history. The primary reason for the decline was dividend reductions by common and preferred holdings, including reductions during the year on positions subsequently sold or reduced.
Contribution from Insurance Segments

(Dollars in millions)	Years ended December 31,			2008-2007	2007-2006
	2008	2007	2006	Change %	Change %

Consolidated property casualty highlights
Written premiums	$3,010	$3,117	$3,178	(3.4)	(1.9)
Earned premiums	3,010	3,125	3,164	(3.7)	(1.2)
Underwriting profit (loss)	(17)	304	181	(105.6)	68.3

				Pt. Change	Pt. Change

GAAP combined ratio	100.6%	90.3%	94.3%	10.3	(4.0)
Statutory combined ratio	100.4	90.3	93.9	10.1	(3.6)
Written premium to statutory surplus	0.9	0.7	0.7	0.2	0.0
The trend in overall written premium growth reflected the competitive and market factors discussed in Item 1, Commercial Lines and Personal Lines Property Casualty Insurance Segment, Page 11 and Page 14.
In 2008, our property casualty insurance operations reported an underwriting loss after achieving record profitability in 2007. Underwriting profitability can be measured by the combined ratio. (The combined ratio is the percentage of each earned premium dollar spent on claims plus all expenses — the lower the ratio, the better the performance.) In 2008 and 2007, higher savings from favorable development on prior period reserves helped offset other loss and loss expenses. Catastrophe losses fluctuated dramatically over the three-year period, making an unusually high contribution of 6.8 percentage points to the combined ratio in 2008 after an unusually low 0.8 points in 2007. The pension plan settlement increased the 2008 combined ratio by 0.8 percentage points.
Our new surplus lines operation contributed $14 million to net written premiums and $5 million to earned premiums, but had an immaterial effect on net income. The business achieved its first-year strategic plan objectives.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 40

Our life insurance segment continued to provide a consistent source of profit. We discuss results for the segment in Life Insurance Results of Operations, Page 64. Income and gains from the life insurance investment portfolio are included in Investment segment results.
Critical Accounting Estimates
Cincinnati Financial Corporation’s financial statements are prepared using GAAP. These principles require management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates.
The significant accounting policies used in the preparation of the financial statements are discussed in Item 8, Note 1 of the Consolidated Financial Statements, Page 98. In conjunction with that discussion, material implications of uncertainties associated with the methods, assumptions and estimates underlying the company’s critical accounting policies are discussed below. The audit committee of the board of directors reviews the annual financial statements with management and the independent registered public accounting firm. These discussions cover the quality of earnings, review of reserves and accruals, reconsideration of the suitability of accounting principles, review of highly judgmental areas including critical accounting policies, audit adjustments and such other inquiries as may be appropriate.
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
For some lines of business that we write, a considerable and uncertain amount of time can elapse between the occurrence, reporting and payment of insured claims. The amount we will actually have to pay for such claims also can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. Gross loss and loss expense reserves were $4.040 billion at year-end 2008 compared with $3.925 billion at year-end 2007.
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
Case reserves of all sizes are subject to review on a 90-day cycle, or more frequently if new information about a loss becomes available. As part of the review process, we monitor industry trends, cost trends, relevant court cases, legislative activity and other current events in an effort to ascertain new or additional loss exposures.
We also establish incurred but not reported (IBNR) reserves to provide for all unpaid loss and loss expenses not accounted for by case reserves:
•	For weather events designated as catastrophes, we calculate IBNR reserves directly as a result of an estimated IBNR claim count and an estimated average claim amount for each event. Our claims department management coordinates the assessment of these events and prepares the related IBNR reserve estimates. Such an assessment involves a comprehensive analysis of the nature of the storm, of policyholder exposures within the affected geographic area and of available claims intelligence. Depending on the nature of the event, available claims intelligence could include surveys of field claims associates within the affected geographic area, feedback from a catastrophe claims team sent into the area, as well as data on claims reported as of the financial statement date. We generally use the catastrophe definition provided by Property Claims Service, a division of Insurance Services Office. PCS defines a catastrophe as an event that causes countrywide damage of $25 million or more in insured property losses and affects a significant number of policyholders and insureds.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 41

•	For asbestos and environmental claims, we calculate IBNR reserves by deriving an actuarially based estimate of total unpaid loss and loss expenses. We then reduce the estimate by total case reserves. We discuss the reserve analysis that applies to asbestos and environmental reserves in Asbestos and Environmental Reserves, Page 76.
•	For all other claims and events, we calculate IBNR reserves quarterly by first deriving an actuarially based estimate of the ultimate cost of total loss and loss expenses incurred. We then reduce the estimate by total loss and loss expense payments and total case reserves carried. We discuss below the development of actuarial-based estimates of the ultimate cost of total loss and loss expenses incurred.
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
Our actuarial staff bases its IBNR reserve estimates for these losses primarily on the indications of methods and models that analyze accident year data. Accident year is the year in which an insured claim, loss, or loss expense occurred. The specific methods and models that our actuaries have used for the past several years are:
•	paid and reported loss development methods
•	paid and reported loss Bornhuetter-Ferguson methods
•	individual and multiple probabilistic trend family models
Our actuarial staff uses diagnostics provided by stochastic reserving software to evaluate the appropriateness of the models and methods listed above. The software’s diagnostics have indicated that the appropriateness of these models and methods for estimating IBNR reserves for our lines of business tends to depend on a line’s tail. Tail refers to the time interval between a typical claim’s occurrence and its settlement. For our long-tail lines such as workers’ compensation and commercial casualty, models from the probabilistic trend family tend to provide superior fits and to validate well compared with models underlying the loss development and Bornhuetter-Ferguson methods. The loss development and Bornhuetter-Ferguson methods, particularly the reported loss variations, tend to produce the more appropriate IBNR reserve estimates for our short-tail lines such as homeowner and commercial property. For our mid-tail lines such as personal and commercial auto liability, all models and methods provide useful insights.
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
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 42

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
Key Assumptions — Loss Reserving
Our actuarial staff makes a number of key assumptions when using their methods and models to derive IBNR reserve estimates. Appropriate reliance on these key assumptions essentially entails determinations of the likelihood that statistically significant patterns in historical data may extend into the future. The four most significant of the key assumptions used by our actuarial staff and approved by management are:
•	Emergence of loss and allocated loss expenses on an accident year basis. Historical paid loss, reported loss and paid allocated loss expense data for the business lines we analyze contain patterns that reflect how unpaid losses, unreported losses and unpaid allocated loss expenses as of a financial statement date will emerge in the future on an accident year basis. Unless our actuarial staff or management identifies reasons or factors that invalidate the extension of historical patterns into the future, these patterns can be used to make projections necessary for estimating IBNR reserves. Our actuaries significantly rely on this assumption in the application of all methods and models mentioned above.
•	Calendar year inflation. For long-tail and mid-tail business lines, calendar year inflation trends for future paid losses and paid allocated loss expenses will not vary significantly from a stable, long-term average. Our actuaries base reserve estimates derived from probabilistic trend family models on this assumption.
•	Exposure levels. Historical earned premiums, when adjusted to reflect common levels of product pricing and loss cost inflation, can serve as a proxy for historical exposures. Our actuaries require this assumption to estimate expected loss ratios and expected allocated loss expense ratios used by the Bornhuetter-Ferguson reserving methods. They also use this assumption to establish exposure levels for recent accident years, characterized by “green” or immature data, when working with probabilistic trend family models.
•	Claims having atypical emergence patterns. Characteristics of certain subsets of claims, such as high frequency, high severity, or mass tort claims, have the potential to distort patterns contained in historical paid loss, reported loss and paid allocated loss expense data. When testing indicates this to be the case for a particular subset of claims, our actuaries segregate these claims from the data and analyze them separately. Subsets of claims that could fall into this category include hurricane claims, individual large claims and asbestos and environmental claims.
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
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 43

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
The table below provides standard errors and reserve ranges for lines of business that account for 90.6 percent of our 2008 loss and loss expense reserves as well as the potential effects on our net income, assuming a 35 percent federal tax rate. Standard errors and reserve ranges for assorted groupings of these lines of business cannot be computed by simply adding the standard errors and reserve ranges of the component lines of business, since such an approach would ignore the effects of product diversification. See Range of Reasonable Reserves, Page 74, for a total reserve range. While the table reflects our assessment of the most likely range within which each line’s actual unpaid loss and loss expenses may fall, one or more lines’ actual unpaid loss and loss expenses could nonetheless fall outside of the indicated ranges.

(In millions)	Net loss and loss expense range of reserves
	Carried	Low	High	Standard	Net income
	reserves	point	point	error	effect

At December 31, 2008
Total	$3,498	$3,256	$3,592

Commercial casualty	$1,559	$1,280	$1,595	$158	$103
Commercial property	137	123	160	19	12
Commercial auto	385	367	401	17	11
Workers’ compensation	842	854	943	45	29
Personal auto	165	153	170	8	5
Homeowners	82	74	90	8	5

At December 31, 2007
Total	$3,397	$3,132	$3,427

Commercial casualty	$1,565	$1,352	$1,634	$141	$92
Commercial property	121	104	136	16	10
Commercial auto	383	362	395	17	11
Workers’ compensation	777	726	786	30	20
Personal auto	189	173	191	9	6
Homeowners	77	75	88	7	5

If actual unpaid loss and loss expenses fall within these ranges, our cash flow and fixed maturity investments should provide sufficient liquidity to make the subsequent payments. To date, our cash flow has covered our loss and loss expense payments, and we have never had to sell investments to make these payments. If this were to become necessary, however, our fixed maturity investments should provide us with ample liquidity. At year-end 2008, consolidated fixed maturity investments exceeded total insurance reserves (including life policy reserves) by more than $190 million.
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
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 44

Asset Impairment
Our fixed-maturity and equity investment portfolios are our largest assets. The company’s asset impairment committee continually monitors the holdings in these portfolios and all other assets for signs of other-than-temporary or permanent impairment. The committee monitors significant decreases in the fair value of invested assets, changes in legal factors or in the business climate, an accumulation of costs in excess of the amount originally expected to acquire or construct an asset, uncollectability of all receivable assets, or other factors such as bankruptcy, deterioration of creditworthiness, failure to pay interest or dividends or signs indicating that the carrying amount may not be recoverable.
The application of our impairment policy resulted in other-than-temporary impairment charges that reduced our income before income taxes by $510 million in 2008, $16 million in 2007 and $1 million in 2006. Impairment charges are recorded for other-than-temporary declines in value, if, in the asset impairment committee’s judgment, there is little expectation that the value may be recouped within a designated recovery period. Other than-temporary impairment losses represent non-cash charges to income.
Our portfolio managers monitor their assigned portfolios. If a security is trading below book value, the portfolio managers undertake additional reviews. Such declines often occur in conjunction with events taking place in the overall economy and market, combined with events specific to the industry or operations of the issuing organization. Management reviews quantitative measurements such as a declining trend in fair value, the extent of the fair value decline and the length of time the value of the security has been depressed, as well as qualitative measures such as pending events, credit ratings and issuer liquidity. We are even more proactive when these declines in valuation are greater than might be anticipated when viewed in the context of overall economic and market conditions. We provide information about valuation of our invested assets in Item 8, Note 2 of the Consolidated Financial Statements, Page 104.
All securities valued below 100 percent of book value are reported to the asset impairment committee for evaluation. A security valued between 95 percent and 100 percent of book value is not monitored separately by the committee. These assets generally are at this value because of interest rate-driven factors.
When evaluating for other-than-temporary impairments, the committee considers the company’s intent and ability to retain a security for a period adequate to recover its cost. Because of the company’s financial strength, management may not impair certain securities even when they are trading below cost.
For fixed-maturity investments, we can make that determination based on our ability to hold until their scheduled redemption securities that are meeting their debt obligations and have the potential to recover value. For equity investments, we can make that determination based on a thorough assessment of the potential for recovery over a longer-term horizon. In addition to evaluating the security’s current valuation, the impairment committee reviews objective evidence that indicates the potential for a recovery in value. Information is evaluated regarding the security, such as financial performance, near-term prospects and the financial condition of the region and industry in which the issuer operates.
Securities that have previously been impaired are evaluated based on their adjusted book value and written down further, if deemed appropriate. We provide detailed information about securities trading in a continuous loss position at year-end 2008 in Item 7A, Application of Asset Impairment Policy, Page 87. An other-than-temporary decline in the fair value of a security is recognized in net income as realized investment losses.
Other-than-temporary impairment charges are distinct from the ordinary fluctuations seen in the value of a security when considered in the context of overall economic and market conditions. Securities considered to have a temporary decline would be expected to recover their fair value, which may be at maturity. Under the same accounting treatment as fair value gains, temporary declines (changes in the fair value of these securities) are reflected in shareholders’ equity on our balance sheet in accumulated other comprehensive income, net of tax, and have no impact on reported net income.
Fair Value Measurements
Valuation of Financial Instruments
Valuation of financial instruments, primarily securities held in our investment portfolio, is a critical component of our interim financial statement preparation. We account for our investment portfolio at fair value and apply fair value measurements as defined by SFAS No. 157, Fair Value Measurements, to financial instruments. Fair value is applicable to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments.
We adopted the provisions of SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value as the exit price or the amount that would be 1) received to sell an asset or 2) paid to transfer a liability in an orderly transaction between marketplace participants at the measurement date. When determining an exit price, we
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 45

must, whenever possible, rely upon observable market data. Prior to the adoption of SFAS No. 157, we considered various factors such as liquidity and volatility but primarily obtained pricing from various external services, including broker quotes.
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
Financial assets and liabilities recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as described in Item 8, Note 3 of the Consolidated Financial Statements, Page 106.
Level 1 and Level 2 Valuation Techniques
Over 98 percent of our $8.8 billion invested assets measured at fair value are classified as Level 1 or Level 2. Financial assets that fall within Level 1 and Level 2 are priced according to observable data from identical or similar securities that have traded in the marketplace. Also within Level 2 are securities that are valued by outside services or brokers where we have evaluated the pricing methodology and determined that the inputs are observable.
Included in the Level 2 hierarchy are a small portfolio of collateralized mortgage obligations that represented less than 1 percent of the fair value of our investment portfolio at December 31, 2008. We obtained the CMOs as part of the termination of our securities lending program during 2008. The CMOs were an investment made by one of the short-duration funds, which subsequently dissolved and distributed the assets to its investors. When we terminated the securities lending program, we chose to retain the CMOs rather than sell them at what we felt were distressed prices in an illiquid market.
All $30 million of the CMOs in our portfolio are collateralized by Alt-A mortgages that originated between 2004 and 2006. We owned investment grade CMOs with a fair value and book value of $27 million and $39 million, respectively, at December 31, 2008. Of the $27 million investment-grade CMOs, $21 million were rated AAA by Standard & Poor’s. We also owned non-investment grade CMOs that had a fair value and book value of $3 million and $4 million, respectively. We do not intend to make additional investments in this asset category.
Level 3 Valuation Techniques
Financial assets that fall within the Level 3 hierarchy are valued based upon unobservable market inputs, normally because they are not actively traded on a public market. Level 3 taxable fixed maturities securities include certain private placements, small issues, general corporate bonds and medium-term notes. Level 3 tax-exempt fixed maturities securities include various thinly traded municipal bonds. Level 3 common equities include private equity securities. Level 3 preferred equities include private and thinly traded preferred securities.
Pricing for each Level 3 security is based upon inputs that are market driven, including third-party reviews provided to the issuer or broker quotes. However, we placed in the Level 3 hierarchy securities for which we were unable to obtain the pricing methodology or we could not consider the price provided as binding. Management ultimately determined the pricing for each Level 3 security that we considered to be the best exit price valuation. As of December 31, 2008, total Level 3 assets were 1.6 percent of our investment portfolio measured at fair value, which was relatively stable throughout 2008. Broker quotes are obtained for thinly traded securities that subsequently fall within the Level 3 hierarchy. We obtained two non-binding quotes from brokers and used the more conservative price for fair value. At December 31, 2008, total fair value of assets priced by broker quotes for the SFAS No. 157 disclosure was $83 million and consisted mostly of taxable fixed maturities.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 46

Employee Benefit Pension Plan
As discussed in Item 8, Note 13 of the Consolidated Financial Statements, Page 113, we modified our qualified defined benefit pension during 2008, terminating participation in the plan for certain participants in a transition to a sponsored 401(k) with company matching of associate contributions. Contributions and pension costs are developed from annual actuarial valuations. These valuations involve key assumptions including discount rates and expected return on plan assets, which are updated each year. Any adjustments to these assumptions are based on considerations of current market conditions. Therefore, changes in the related pension costs or credits may occur in the future due to changes in assumptions.
Key assumptions used in developing the 2008 net pension obligation were a 6.00 percent discount rate and rates of compensation increases ranging from 4 percent to 6 percent. Key assumptions used in developing the 2008 net pension expense were a 6.25 percent discount rate, an 8 percent expected return on plan assets and rates of compensation increases ranging from 4 percent to 6 percent. See Note 13 for additional information on assumptions.
In 2008, the net pension expense was $47 million, including one-time charges of $27 million for settlement and $3 million for curtailment related to the modifications to the qualified pension plan. In 2009, we expect a net pension expense of $11 million.
Holding all other assumptions constant, a 0.5 percentage point decline in the discount rate would lower our 2009 net income before income taxes by $1 million. Likewise, a 0.5 percentage point decline in the expected return on plan assets would lower our 2009 income before income taxes by $1 million.
The fair value of the plan assets was $52 million less than the accumulated benefit obligation at year end 2008 and $4 million greater than the accumulated benefit obligation at year-end 2007. The fair value of the plan assets was $88 million less than the projected plan benefit obligation at year-end 2008 and $60 million less at year-end 2007. Market conditions and interest rates significantly affect future assets and liabilities of the pension plan. In 2009, we expect to contribute approximately $33 million to our qualified plan.
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
Contingent Commission Accrual
Another significant estimate relates to our accrual for property casualty contingent (profit-sharing) commissions. We base the contingent commission accrual estimates on property casualty underwriting results and on supplemental information. Contingent commissions are paid to agencies using a formula that takes into account agency profitability, premium volume and other factors, such as prompt monthly payment of amounts due to the company. Due to the complexity of the calculation and the variety of factors that can affect contingent commissions for an individual agency, the amount accrued can differ from the actual contingent commissions paid. The contingent commission accrual of $75 million in 2008 contributed 2.5 percentage points to the property casualty combined ratio. If contingent commissions paid were to vary from that amount by 5 percent, it would affect 2009 net income by $2 million (after tax), or 1 cent per share, and the combined ratio by approximately 0.1 percentage points.
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
Separate account assets are carried at fair value. Separate account liabilities primarily represent the contract holders’ claims to the related assets and are carried at an amount equal to the contract holders account value. Generally, investment income and realized investment gains and losses of the separate accounts accrue directly to the contract holders and, therefore, are not included in our Consolidated Statements of Income. However, each separate account contract includes a negotiated realized gain and loss sharing arrangement with the company. This share is transferred from the separate account to our general account
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 47

and is recognized as revenue or expense. In the event that the asset value of contract holders’ accounts is projected below the value guaranteed by the company, a liability is established through a charge to our earnings.
For our most significant separate account, written in 1999, realized gains and losses are retained in the separate account and are deferred and amortized to the contract holder over a five-year period, subject to certain limitations. Upon termination or maturity of this separate account contract, any unamortized deferred gains and/or losses will revert to the general account. In the event this separate account holder were to exchange the contract for the policy of another carrier in 2009, the account holder would pay a surrender charge equal to 1 percent of the contract’s account value. The surrender charge falls to zero in 2010 and beyond.
At year-end 2008, net unamortized realized losses amounted to $12 million. In accordance with this separate account agreement, the investment assets must meet certain criteria established by the regulatory authorities to whose jurisdiction the group contract holder is subject. Therefore, sales of investments may be mandated to maintain compliance with these regulations, possibly requiring gains or losses to be recorded, and charged to the general account. Potentially, losses could be material; however, unrealized losses are approximately $36 million before tax in the separate account portfolio, which had a book value of $521 million at year-end 2008.
Recent Accounting Pronouncements
Information about recent accounting pronouncements is provided in Item 8, Note 1 of the Consolidated Financial Statements, Page 98. We have determined that recent accounting pronouncements have not had nor are they expected to have any material impact on our consolidated financial statements.
Results Of Operations
Consolidated financial results primarily reflect the results of our four reporting segments. These segments are defined based on financial information we use to evaluate performance and to determine the allocation of assets.
•	Commercial lines property casualty insurance
•	Personal lines property casualty insurance
•	Life insurance
•	Investments
We report as “Other” the non-investment operations of the parent company and its subsidiaries CFC Investment Company and CinFin Capital Management Company (excluding client investment activities), as well as other income of our standard market property casualty insurance operations. CinFin Capital Management will terminate all operations effective February 28, 2009. Beginning in 2008, we also include in Other the results of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources.
We measure profit or loss for our commercial lines and personal lines property casualty and life insurance segments based upon underwriting results (profit or loss), which represent net earned premium less loss and loss expenses and underwriting expenses on a pretax basis. We also frequently evaluate results for our consolidated property casualty insurance operations, which is the total of our commercial, personal and surplus insurance results. Underwriting results and segment pretax operating income are not substitutes for net income determined in accordance with GAAP.
For our consolidated property casualty insurance operations as well as the insurance segments, statutory accounting data and ratios are key performance indicators that we use to assess business trends and to make comparisons to industry results, since GAAP-based industry data generally is not as readily available.
Investments held by the parent company and the investment portfolios for the insurance subsidiaries are managed and reported as the investments segment, separate from the underwriting businesses. Net investment income and net realized investment gains and losses for our investment portfolios are discussed in the Investments Results of Operations.
The calculations of segment data are described in more detail in Item 8, Note 18 of the Consolidated Financial Statements, Page 119. The following sections review results of operations for each of the four segments. Commercial Lines Insurance Results of Operations begins on Page 51, Personal Lines Insurance Results of Operations begins on Page 59, Life Insurance Results of Operations begins on Page 64, and Investments Results of Operations begins on Page 66. We begin with an overview of our consolidated property casualty operations, which is the total of our commercial lines, personal lines and surplus lines results.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 48

Consolidated Property Casualty Insurance Results Of Operations
In addition to the factors discussed in Commercial Lines and Personal Lines Insurance Results of Operations, Page 51 and Page 59, growth and profitability for our consolidated property casualty insurance operations were affected by a number of common factors.
Changes in written and earned premiums over the past three years reflected growing price competition partially offset by consistently high retention rates of renewal business. New business written directly by agencies rose in 2008 after declining in 2007. The resurgence in new business was largely due to the contribution of agencies appointed the past five years, the contribution of our surplus lines business and more competitive personal lines pricing. Other written premium is largely ceded reinsurance premiums.

(Dollars in millions)	Years ended December 31,			2008-2007	2007-2006
	2008	2007	2006	Change %	Change %

Agency renewal written premiums	$2,828	$2,960	$2,931	(4.5)	1.0
Agency new business written premiums	368	325	357	13.1	(8.9)
Other written premiums	(186)	(168)	(110)	(10.3)	(54.2)

Net written premiums	3,010	3,117	3,178	(3.4)	(1.9)
Unearned premium change	0	8	(14)	nm	nm

Earned premiums	$3,010	$3,125	$3,164	(3.7)	(1.2)

Our combined ratio before catastrophe losses and savings from favorable prior period reserve development rose substantially in 2008 due to lower pricing prompted by soft market conditions and also due to normal loss cost inflation, a higher level of larger commercial lines losses and the pension plan settlement cost. The pension plan settlement increased the 2008 combined ratio by 0.8 percentage points. Our 2007 combined ratio before catastrophe losses and savings from favorable prior period reserve development rose largely due to the effects of lower pricing, normal loss cost inflation and a higher level of larger commercial lines losses.

(Dollars in millions)	Years ended December 31,			2008-2007	2007-2006
	2008	2007	2006	Change %	Change %

Earned premiums	$3,010	$3,125	$3,164	(3.7)	(1.2)

Loss and loss expenses from:
Current accident year before catastrophe losses	2,174	2,030	1,947	7.1	4.1
Current accident year catastrophe losses	205	47	176	341.2	(73.4)
Prior accident years before catastrophe losses	(321)	(224)	(113)	(43.5)	(94.3)
Prior accident year catastrophe losses	(2)	(21)	(2)	90.4	nm

Total loss and loss expenses	2,056	1,832	2,008	12.2	(8.8)
Underwriting expenses	971	989	975	(1.8)	1.3

Underwriting profit	$(17)	$304	$181	nm	68.3

				Pt. Change	Pt. Change

Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	72.2%	64.9%	61.6%	7.3	3.3
Current accident year catastrophe losses	6.8	1.4	5.5	5.4	(4.1)
Prior accident years before catastrophe losses	(10.7)	(7.1)	(3.6)	(3.6)	(3.5)
Prior accident year catastrophe losses	0.0	(0.6)	0.0	0.6	(0.6)

Total loss and loss expenses	68.3	58.6	63.5	9.7	(4.9)
Underwriting expenses	32.3	31.7	30.8	0.6	0.9

Combined ratio	100.6%	90.3%	94.3%	10.3	(4.0)

Combined ratio	100.6%	90.3%	94.3%	10.3	(4.0)
Contribution from catastrophe losses and prior years reserve development	(3.9)	(6.3)	1.9	2.4	(8.2)

Combined ratio before catastrophe losses and prior years reserve development	104.5%	96.6%	92.4%	7.9	4.2

Catastrophe losses contributed 6.8 percentage points to the combined ratio in 2008, the highest catastrophe loss ratio for our company since 1991. In 2007, catastrophe losses added just 0.8 percentage points, the lowest ratio over the same period. The following table shows catastrophe losses incurred, net of reinsurance, for the past three years, as well as the effect of loss development on prior period catastrophe reserves.
Hurricane Ike, which reached the Gulf Coast on September 12, 2008, moved into the Midwest on September 14, causing unusually high winds in Ohio, Indiana and Kentucky. At December 31, 2008, our gross losses from Hurricane Ike were estimated at $129 million, making it the single largest catastrophe in the company’s history. Net of reinsurance, the loss was estimated at $58 million. Virtually all of the losses reported by our policyholders occurred in the Midwest.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 49

Catastrophe Losses Incurred

(In millions, net of reinsurance)
			Commercial	Personal
Dates	Cause of loss	Region	lines	lines	Total

2008
Jan. 4-9	Wind, hail, flood, freezing	South, Midwest	$4	$2	$6
Jan. 29-30	Wind, hail	Midwest	5	4	9
Feb. 5-6	Wind, hail, flood	Midwest	5	8	13
Mar. 14	Tornadoes, wind, hail, flood	South	4	0	4
Mar. 15-16	Wind, hail	South	2	8	10
Apr. 9-11	Wind, hail, flood	South	17	2	19
May 1	Wind, hail	South	5	1	6
May 10-12	Wind, hail, flood	South, Mid-Atlantic	3	4	7
May 22-26	Wind, hail	Midwest	4	3	7
May 29- Jun 1	Wind, hail, flood	Midwest	4	4	8
Jun. 2-4	Wind, hail, flood	Midwest	6	4	10
Jun. 5-8	Wind, hail, flood	Midwest	8	6	14
Jun. 11-12	Wind, hail, flood	Midwest	10	4	14
Jun. 25	Wind, hail, flood	Midwest	2	2	4
Jul. 19	Wind, hail, flood	Midwest	2	2	4
Jul. 26	Wind, hail, flood	Midwest	1	7	8
Sep. 12-14	Hurricane Ike	South, Midwest	22	36	58
Other 2008 catastrophes			2	2	4
Development on 2007 and prior catastrophes			(3)	1	(2)

Calendar year incurred total			$103	$100	$203

2007
Mar. 1-2	Wind, hail, flood	South	$6	$2	$8
Jun. 7-9	Wind, hail, flood	Midwest	4	5	9
Sep. 20-21	Wind, hail, flood	Midwest	2	4	6
Other 2007 catastrophes			14	9	23
Development on 2006 and prior catastrophes			(10)	(10)	(20)

Calendar year incurred total			$16	$10	$26

2006
Mar. 11-13	Wind, hail	Midwest, Mid-Atlantic	$29	$8	$37
Apr. 2-3	Wind, hail	Midwest	12	5	17
Apr. 6-8	Wind, hail	South	13	24	37
Apr. 13-15	Wind, hail	South	4	6	10
Jun. 18-22	Wind, hail, flood	South	3	2	5
Jul. 19-21	Wind, hail, flood	South	4	1	5
Aug. 23-25	Wind, hail, flood	Midwest	5	2	7
Oct. 2-4	Wind, hail, flood	Midwest	7	31	38
Nov. 30-Dec. 3	Wind, hail, ice, snow	Midwest, South	4	4	8
Other 2006 catastrophes			7	3	10
Development on 2005 and prior catastrophes			1	0	1

Calendar year incurred total			$89	$86	$175

The three-year rise in total underwriting expenses largely was due to the rise in non-commission underwriting expenses, reflecting our continued investment in the people and systems necessary for our future growth. The change in our pension plan added 0.8 percentage points to the overall combined ratio, including a 0.5 percentage point addition to the non-commission expense ratio.

	Years ended December 31,			2008-2007	2007-2006
(Dollars in millions)	2008	2007	2006	Change %	Change %

Commission expenses	$552	$599	$596	(7.8)	0.4
Underwriting expenses	404	375	363	7.9	3.2
Policyholder dividends	15	15	16	(3.5)	(5.4)

Total underwriting expenses	$971	$989	$975	(1.8)	1.3

				Pt. Change	Pt. Change

Ratios as a percent of earned premiums:
Commission expenses	18.3%	19.2%	18.8%	(0.9)	0.4
Underwriting expenses	13.5	12.0	11.5	1.5	0.5
Policyholder dividends	0.5	0.5	0.5	0.0	0.0

Total underwriting expense ratio	32.3%	31.7%	30.8%	0.6	0.9

The discussions of our property casualty insurance segments provide additional detail about these factors.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 50

Commercial Lines Insurance Results Of Operations
Overview — Three-year Highlights

	Years ended December 31,			2008-2007	2007-2006
(Dollars in millions)	2008	2007	2006	Change %	Change %

Earned premiums	$2,316	$2,411	$2,402	(3.9)	0.4

Loss and loss expenses from:
Current accident year before catastrophe losses	1,671	1,572	1,476	6.3	6.4
Current accident year catastrophe losses	106	26	87	299.7	(69.2)
Prior accident years before catastrophe losses	(270)	(194)	(98)	(39.3)	(94.9)
Prior accident year catastrophe losses	(3)	(10)	1	69.3	nm

Total loss and loss expenses	1,504	1,394	1,466	7.8	(4.8)
Underwriting expenses	742	756	728	(1.8)	3.7

Underwriting profit	$70	$261	$208	683.3	21.6

				Pt. Change	Pt. Change

Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	72.1%	65.2%	61.4%	6.9	3.8
Current accident year catastrophe losses	4.6	1.1	3.6	3.5	(2.5)
Prior accident years before catastrophe losses	(11.7)	(8.0)	(4.1)	(3.7)	(3.9)
Prior accident year catastrophe losses	(0.1)	(0.4)	0.1	0.3	(0.5)

Total loss and loss expenses	64.9	57.9	61.0	7.0	(3.1)
Underwriting expenses	32.1	31.3	30.3	0.8	1.0

Combined ratio	97.0%	89.2%	91.3%	7.8	(2.1)

Combined ratio	97.0%	89.2%	91.3%	7.8	(2.1)
Contribution from catastrophe losses and prior years reserve development	(7.2)	(7.3)	(0.4)	0.1	(6.9)

Combined ratio before catastrophe losses and prior years reserve development	104.2%	96.5%	91.7%	7.7	4.8

Performance highlights for the commercial lines segment include:
•	Premiums — Pricing in our industry continues to be very competitive, and the poor economy is driving exposures lower. While our net written premium growth rate lagged that of the overall commercial lines industry, we feel our current pace for new and renewal business is consistent with our agents’ practice of selecting and retaining accounts with manageable risk characteristics that support the lower prevailing prices. We believe our pace reflects the advantages we achieve through our field focus, which provides us with quality intelligence on local market conditions. Commercial lines industry net written premiums were estimated to decline 3.8 percent in 2008 and 0.3 percent in 2007, after rising 3.5 percent in 2006. Our earned premiums declined in 2008 after rising slightly in 2007.

•	Combined ratio — Our commercial lines combined ratio rose to 97.0 percent in 2008 from very strong performances in 2007 and 2006. The 2008 ratio largely reflected higher current accident year losses before catastrophe losses. We continue to focus on sound underwriting fundamentals and obtaining adequate premiums per policy. We discuss factors affecting the combined ratio and reserve development by line of business below. Approximately $49 million, or 2.1 percentage points, of the rise in current accident year loss and loss expenses was due to refinements made to the allocation of IBNR reserves by accident year.

Our commercial lines statutory combined ratio was 96.6 percent in 2008 compared with 89.2 percent in 2007 and 90.8 percent in 2006. By comparison, the estimated industry commercial lines combined ratio was 106.5 percent in 2008, 95.1 percent in 2007 and 91.2 percent in 2006. Industry commercial lines estimates include the mortgage and financial guaranty insurers, which saw a surge in claims following the historically high level of mortgage defaults in 2008.
Commercial Lines Insurance Premiums

	Years ended December 31,			2008-2007	2007-2006
(Dollars in millions)	2008	2007	2006	Change %	Change %

Agency renewal written premiums	$2,156	$2,271	$2,209	(5.1)	2.8
Agency new business written premiums	312	287	324	8.8	(11.5)
Other written premiums	(157)	(145)	(91)	(8.3)	(57.7)

Net written premiums	2,311	2,413	2,442	(4.2)	(1.2)
Unearned premium change	5	(2)	(40)	nm	94.6

Earned premiums	$2,316	$2,411	$2,402	(3.9)	0.4

As commercial lines markets have grown more competitive over the past several years, we have focused on leveraging our local relationships as well as the efforts of our agents and the teams that work with them. In this environment, we have been careful to maintain appropriate pricing discipline for both new and renewal
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 51

business as we emphasize the importance of assessing account quality to our agencies and underwriters. We continue to make case-by-case decisions not to write or renew certain business. We continue to use rate credits to retain renewals of quality business and earn new business. Our experience remains that the larger the account, the higher the credits, with variations by geographic region and class of business. Agency emphasis on larger accounts, convenience and technology considerations were the primary reasons for a slight decline in the number of our smaller policies.
Over the past three years, we continued to focus on seeking and maintaining adequate premium per exposure as well as pursuing non-pricing means of enhancing longer-term profitability. Non-pricing means have included deliberate reviews of each risk, terms and conditions and limits of insurance. We continue to adhere to our underwriting guidelines, to re-underwrite books of business with selected agencies and to update policy terms and conditions. In addition, we continue to leverage our strong local presence. Our field marketing representatives meet with local agencies to reaffirm agreements on the extent of frontline renewal underwriting agents will perform. Loss control, machinery and equipment and field claims representatives continue to conduct on-site inspections. To assist underwriters, field claims representatives prepare full reports on risks of concern.
Both renewal and new business reflected the effects of the economic slowdown in many regions, as exposures declined and policyholders became increasingly focused on reducing expenses. For commercial accounts, we typically calculate general liability premiums based on sales or payroll volume while we calculate workers’ compensation premiums based on payroll volume. A change in sales or payroll volume generally indicates a change in demand for a business’s goods or services, as well as a change in its exposure to risk. Policyholders who experience sales or payroll volume changes due to economic factors may be purchasers of other types of insurance, such as commercial auto or commercial property, in addition to general liability and workers’ compensation. Premium levels for these other types of policies generally are not linked directly to sales or payroll volumes.
In 2008, we estimated that policyholders with a contractor-related ISO general liability code accounted for approximately 38 percent of our general liability premiums, which are included in the commercial casualty line of business, and that policyholders with a contractor-related NCCI workers’ compensation code accounted for approximately 47 percent of our workers’ compensation premiums. The contractor market has been one of the more adversely affected by the economic slowdown.
The decline in 2008 agency renewal written premiums was largely driven by the pricing and exposure declines while policy retention rates remained relatively steady. For renewal business, our headquarters underwriters talk regularly with agents. Our field teams are available to assist headquarters underwriters by conducting inspections and holding renewal review meetings with agency staff. These activities can help verify that a commercial account retains the characteristics that caused us to write the business initially. For renewal business, the typical pricing decline has moved into the mid-single-digits, although higher declines occur. In addition to pricing pressures, premiums confirmed by audits of policyholder sales and payrolls declined for 2008.
For new business, our field associates are in our agents’ offices helping to judge the quality of each account, emphasizing the Cincinnati value proposition, calling on sales prospects with those agents, carefully evaluating risk exposure and working up their best quotes. In 2008, new business premium growth largely was driven by agencies appointed in the past five years with relatively stable contributions from the remaining agencies. At year-end 2008, our field marketing representatives reported pricing down about 5 percent to 10 percent on average to write the same piece of quality new business we would have quoted in 2007, the third consecutive year of significant declines in our new business pricing. Pricing on new business remains competitive as many carriers appear to be managing the soft market by working aggressively to protect their renewal portfolios.
In 2007 and 2008, other written premiums lowered net written premiums more than 2006. Higher ceded reinsurance costs were the primary driver in both 2007 and 2008, including the reinsurance reinstatement premium incurred in 2008.
Commercial Lines Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident Year:	2008	2007	2006	2008	2007	2006

as of December 31, 2008	$1,777	$1,493	$1,397	76.7%	61.9%	58.2%
as of December 31, 2007		1,599	1,457		66.3	60.6
as of December 31, 2006			1,563			65.1
For our larger business lines, the trend in the current accident year loss and loss expense ratio before catastrophe losses over the past three years reflected normal loss cost inflation as well as competitive
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 52

market conditions and softer pricing that began in 2005 and continued through 2008, as discussed above. In 2008, we saw a higher level of larger losses from director and officer liability coverages, as discussed below. The increase in larger losses in 2007 was primarily seen in general liability, commercial auto and workers’ compensation.
Catastrophe losses were highly volatile over the three year period as discussed in Consolidated Property Casualty Insurance Results of Operations, Page 49. Savings from prior period reserve development continued to trend favorably in 2008 as discussed in Commercial Lines Insurance Segment Reserves, Page 77.
Commercial Lines Insurance Losses by Size

	Years ended December 31,			2008-2007	2007-2006
(Dollars in millions)	2008	2007	2006	Change %	Change %

New losses greater than $4,000,000	$41	$4	$0	835.3	nm
New losses $2,000,000-$4,000,000	75	111	111	(32.8)	0.3
New losses $1,000,000-$2,000,000	78	90	67	(13.8)	34.2
New losses $750,000-$1,000,000	41	33	28	21.8	18.8
New losses $500,000-$750,000	45	48	40	(6.0)	20.9
New losses $250,000-$500,000	98	74	64	33.7	14.1
Case reserve development above $250,000	229	201	201	13.9	0.3

Total large losses incurred	607	561	511	8.0	10.0
Other losses excluding catastrophe losses	547	502	562	8.9	(10.6)
Catastrophe losses	103	16	89	560.2	(82.3)

Total losses incurred	$1,257	$1,079	$1,162	16.4	(7.0)

				Pt. Change	Pt. Change

Ratios as a percent of earned premiums:
New losses greater than $4,000,000	1.8%	0.2%	0.0%	1.6	0.2
New losses $2,000,000-$4,000,000	3.2	4.6	4.6	(1.4)	0.0
New losses $1,000,000-$2,000,000	3.4	3.7	2.8	(0.3)	0.9
New losses $750,000-$1,000,000	1.8	1.4	1.2	0.4	0.2
New losses $500,000-$750,000	2.0	2.0	1.7	0.0	0.3
New losses $250,000-$500,000	4.2	3.0	2.7	1.2	0.3
Case reserve development above $250,000	9.9	8.4	8.3	1.5	0.1

Total large loss ratio	26.3	23.3	21.3	3.0	2.0
Other losses excluding catastrophe losses	23.4	20.8	23.4	2.6	(2.6)
Catastrophe losses	4.5	0.7	3.7	3.8	(3.0)

Total loss ratio	54.2%	44.8%	48.4%	9.4	(3.6)

The rise in the loss and loss expense ratio reflected a growing contribution from new losses and case reserve increases greater than $250,000. In total, commercial lines new losses and reserve increases greater than $250,000 rose to 26.3 percent of earned premiums from 23.3 percent in 2007 and 21.3 percent in 2006. Our analysis indicated no unexpected concentration of these losses and reserve increases by geographic region, policy inception, agency or field marketing territory. We believe the increase was due to a number of factors, including a larger number of director and officer liability claims, changes in retention levels for our per risk reinsurance programs, changes in case reserving practices for our workers’ compensation business line, natural volatility and general inflationary trends in loss costs, which we continue to monitor. In 2006 and 2007, our retention for our property and casualty working treaties was $4 million. In 2008, we raised the casualty retention to $5 million.
Commercial Lines Insurance Underwriting Expenses

	Years ended December 31,			2008-2007	2007-2006
(Dollars in millions)	2008	2007	2006	Change %	Change %

Commission expenses	413	454	444	(8.9)	2.0
Underwriting expenses	314	287	268	9.5	7.0
Policyholder dividends	15	15	16	(3.5)	(5.4)

Total underwriting expenses	$742	$756	$728	(1.8)	3.7

				Pt. Change	Pt. Change

Ratios as a percent of earned premiums:
Commission expenses	17.8%	18.8%	18.5%	(1.0)	0.3
Underwriting expenses	13.7	11.9	11.1	1.8	0.8
Policyholder dividends	0.6	0.6	0.7	0.0	(0.1)

Total underwriting expense ratio	32.1%	31.3%	30.3%	0.8	1.0

Commercial lines commission expense as a percent of earned premium declined in 2008 from the relatively stable level of the prior two years. The change in the ratio reflected both the decline in earned premiums and a lower level of contingent commissions in 2008. Commission expenses include our profit-sharing, or contingent, commissions, which are calculated on the profitability of an agency’s aggregate property casualty book of Cincinnati business, taking into account longer-term profit and premium volume, with a percentage for prompt payment of premiums and other criteria, to reward the agency’s effort. These profit-based commissions generally fluctuate with our loss and loss expense ratio. Our 2008 contingent commission
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 53

accrual reflected our estimate of the profit-sharing commissions to be paid to our agencies in early 2009, based largely on each agency’s performance in 2008.
In both 2007 and 2008, non-commission expenses rose on flat or declining earned premiums, which also led to unfavorable deferred acquisition expense comparisons. Further, in 2008, the salary cost contribution rose by approximately 0.8 percentage points and the change in our pension plan contributed 0.5 percentage points to the ratio. In 2007, our surplus lines start-up activities contributed slightly to higher staffing and technology expenses. Surplus lines expenses were included in Other in 2008. Refinements in the allocation of expenses between our commercial lines and personal lines segments also contributed to minor variations in the non-commission underwriting expenses.
Commercial Lines Insurance Outlook
Industrywide commercial lines written premiums are expected to decline approximately 1.4 percent in 2009 with the industry combined ratio estimated at 105.1 percent. As discussed in Item 1, Commercial Lines Insurance Marketplace, Page 13, over the past several years, renewal and new business pricing has come under steadily increasing pressure, reinforcing the need for more flexibility and careful risk selection. We expect commercial lines price declines to slow in 2009.
We intend to continue marketing our products to a broad range of business classes, pricing our products appropriately and taking a package approach. We intend to maintain our underwriting selectivity and carefully manage our rate levels as well as our programs that seek to accurately match exposures with appropriate premiums. We will continue to evaluate each risk individually and to make decisions about rates, the use of three-year commercial policies and other policy conditions on a case-by-case basis, even in lines and classes of business that are under competitive pressure. Nonetheless, we expect commercial lines profitability to remain under pressure in 2009.
In Item 1, Strategic Initiatives, Page 7, we discuss the initiatives we are implementing to achieve our corporate performance objectives. We discuss our overall outlook for our property casualty insurance operations in the Executive Summary, Page 37.
Commercial Lines of Business Analysis
Approximately 95 percent of our commercial lines premiums relate to accounts with coverages from more than one of our business lines. As a result, we believe that the commercial lines segment is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for each line. The accident year loss data provides current estimates of incurred loss and loss expenses and corresponding ratios over the most recent three accident years. Accident year data classifies losses according to the year in which the corresponding loss events occur, regardless of when the losses are actually reported, recorded or paid.
Commercial Casualty

	Years ended December 31,			2008-2007	2007-2006
(Dollars in millions)	2008	2007	2006	Change %	Change %

Commercial casualty:
Written premiums	$764	$830	$838	(7.9)	(1.0)
Earned premiums	763	827	831	(7.8)	(0.5)
Loss and loss expenses from:
Current accident year before catastrophe losses	576	572	540	0.7	6.0
Current accident year catastrophe losses	0	0	0	nm	nm
Prior accident years before catastrophe losses	(257)	(149)	(100)	(72.3)	(50.1)
Prior accident year catastrophe losses	0	0	0	nm	nm

Total loss and loss expenses	$319	$423	$440	(24.7)	(4.0)

				Pt. Change	Pt. Change

Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	75.4%	69.2%	65.0%	6.2	4.2
Current accident year catastrophe losses	0.0	0.0	0.0	0.0	0.0
Prior accident years before catastrophe losses	(33.7)	(18.1)	(12.0)	(15.6)	(6.1)
Prior accident year catastrophe losses	0.0	0.0	0.0	0.0	0.0

Total loss and loss expense ratio	41.7%	51.1%	53.0%	(9.4)	(1.9)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2008	2007	2006	2008	2007	2006

as of December 31, 2008	$576	$479	$414	75.4%	57.9%	49.8%
as of December 31, 2007		572	469		69.2	56.4
as of December 31, 2006			540			65.0
Commercial casualty is our largest business line. The decline in commercial casualty net written premiums reflected the intensifying competition in the casualty market. In addition, premiums for this business line can reflect economic trends, including changes in underlying exposures.
The calendar year loss and loss expense ratio improved in 2008 and 2007, largely because of higher savings from favorable development on prior period reserves. Factors contributing to the higher savings included
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 54

refinements to our IBNR reserve allocation, quarter-to-quarter reductions in actuarial reserve estimates, the introduction of an additional umbrella reserving model, sooner-than-expected moderation in the inflation trend of allocated loss expenses and unusual deviations from predictions of reserving methods and models. These factors are discussed in Commercial Lines Insurance Segment Reserves, Page 77. The level of new losses and case reserve increases greater than $250,000 was slightly lower than in 2007.
The current accident year loss and loss expense ratio before catastrophe losses deteriorated over the three-year period, primarily because of lower pricing per exposure and normal loss cost inflation. Further, the commercial casualty business line includes some of our longest tail exposures, making initial estimates of accident year loss and loss expenses incurred more uncertain, as we discuss in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 41.
Commercial Property

	Years ended December 31,			2008-2007	2007-2006
(Dollars in millions)	2008	2007	2006	Change %	Change %

Commercial property:
Written premiums	$481	$499	$505	(3.6)	(1.1)
Earned premiums	487	497	491	(2.0)	1.2
Loss and loss expenses from:
Current accident year before catastrophe losses	282	240	216	17.3	11.1
Current accident year catastrophe losses	81	20	62	304.2	(67.4)
Prior accident years before catastrophe losses	(7)	(10)	(2)	29.1	(519.7)
Prior accident year catastrophe losses	(3)	(9)	6	73.4	nm

Total loss and loss expenses	$353	$241	$282	46.7	(14.6)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change

Current accident year before catastrophe losses	57.7%	48.3%	44.0%	9.4	4.3
Current accident year catastrophe losses	16.6	4.0	12.6	12.6	(8.6)
Prior accident years before catastrophe losses	(1.3)	(2.0)	(0.4)	0.7	(1.6)
Prior accident year catastrophe losses	(0.4)	(1.8)	1.3	1.4	(3.1)

Total loss and loss expense ratio	72.6%	48.5%	57.5%	24.1	(9.0)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2008	2007	2006	2008	2007	2006

as of December 31, 2008	$363	$260	$266	74.3%	52.3%	54.2%
as of December 31, 2007		260	274		52.3	55.7
as of December 31, 2006			278			56.6
Commercial property is our second largest business line. The decline in commercial property net written premiums over the three-year period reflected pricing declines exacerbated by higher reinsurance premiums, including the premium reinstatement premium in 2008.
The calendar year loss and loss expense ratio deteriorated substantially in 2008 after improving in 2007, primarily due to fluctuations in catastrophe losses. New losses and case reserve increases greater than $250,000 added 3.4 percentage points to the 2008 ratio. Development on prior period reserves was relatively stable over the period.
The current accident year loss and loss expense ratio before catastrophe losses deteriorated over the three-year period. A portion of the increase was due to a higher loss expense allocation because of the level of catastrophe and weather-related losses. In addition, the refinement in the allocation of IBNR reserves by accident year artificially accentuated the difference between the 2007 and 2008 ratios by approximately 2 percentage points.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 55

Commercial Auto

	Years ended December 31,			2008-2007	2007-2006
(Dollars in millions)	2008	2007	2006	Change %	Change %

Commercial auto:
Written premiums	$402	$429	$450	(6.2)	(4.7)
Earned premiums	411	440	453	(6.7)	(2.9)
Loss and loss expenses from:
Current accident year before catastrophe losses	303	303	296	(0.5)	3.0
Current accident year catastrophe losses	2	1	4	240.5	(83.4)
Prior accident years before catastrophe losses	(8)	(25)	(22)	67.6	(18.5)
Prior accident year catastrophe losses	0	(1)	0	nm	nm

Total loss and loss expenses	$297	$278	$278	6.3	0.2

				Pt. Change	Pt. Change

Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	73.7%	69.3%	65.2%	4.4	4.1
Current accident year catastrophe losses	0.6	0.0	0.9	0.6	(0.9)
Prior accident years before catastrophe losses	(2.0)	(5.8)	(4.6)	3.8	(1.2)
Prior accident year catastrophe losses	0.0	0.0	0.0	0.0	0.0

Total loss and loss expense ratio	72.3%	63.5%	61.5%	8.8	2.0

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2008	2007	2006	2008	2007	2006

as of December 31, 2008	$305	$298	$289	74.3%	67.7%	63.8%
as of December 31, 2007		304	284		69.3	62.7
as of December 31, 2006			300			66.1
The decline in commercial auto written premiums over the three-year period reflected the downward pressure exerted by the market on the pricing of commercial accounts. Commercial auto is one of the business lines that we renew and price annually, so market trends may be reflected here more quickly than in other lines. Commercial auto also experiences pricing pressure because it often represents the largest portion of insurance costs for many commercial policyholders.
The calendar year loss and loss expense ratios moved above the range we consider appropriate in 2008 due to ongoing pricing pressures and normal loss cost inflation. We believe volatility in the number of commercial auto losses greater than $1 million reflected natural volatility and general inflationary trends in loss costs. Savings from development on prior period reserves was lower in 2008 than 2007 and 2006 as commercial auto paid and reported loss development trends were relatively stable.
Pricing and normal loss cost inflation were the primary drivers of the deterioration in the accident year loss and loss expense ratio before catastrophe losses over the past three years.
Workers’ Compensation

	Years ended December 31,			2008-2007	2007-2006
(Dollars in millions)	2008	2007	2006	Change %	Change %

Workers’ compensation:
Written premiums	$382	$378	$379	1.1	(0.3)
Earned premiums	375	373	366	0.6	1.9
Loss and loss expenses from:
Current accident year before catastrophe losses	342	326	300	4.9	7.4
Current accident year catastrophe losses	0	0	0	nm	nm
Prior accident years before catastrophe losses	(3)	(10)	13	75.0	nm
Prior accident year catastrophe losses	0	0	0	nm	nm

Total loss and loss expenses	$339	$316	$313	7.5	1.0

				Pt. Change	Pt. Change

Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	91.1%	87.3%	82.8%	3.8	4.5
Current accident year catastrophe losses	0.0	0.0	0.0	0.0	0.0
Prior accident years before catastrophe losses	(0.7)	(2.7)	2.6	2.0	(5.3)
Prior accident year catastrophe losses	0.0	0.0	0.0	0.0	0.0

Total loss and loss expense ratio	90.4%	84.6%	85.4%	5.8	(0.8)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2008	2007	2006	2008	2007	2006

as of December 31, 2008	$342	$305	$284	91.1%	81.7%	77.6%
as of December 31, 2007		326	284		87.3	77.6
as of December 31, 2006			300			82.8
Workers’ compensation written premiums have been relatively flat over the past three years. Although we have seen rising policy counts, these gains have been offset by reductions in payroll levels due to the troubled economy as well as rate decreases and the use of credits in a majority of our territories. We have had initiatives in place to judiciously expand our workers’ compensation business in selected states that
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 56

traditionally have been profitable markets for us and to enter states, such as Arizona and West Virginia, where we previously were not actively writing the line. We cannot offer workers’ compensation coverage in Ohio, our highest total property casualty premium volume state, because it is provided solely by the state instead of private insurers.
Since we pay a lower commission rate on workers’ compensation business, this line has a higher calendar year loss and loss expense breakeven point than our other commercial business lines. Nonetheless, the ratio remained above our target levels over the three-year period. Management is actively pursuing programs to improve financial performance for this line. For example, in 2009, we are putting in place a predictive modeling program to improve our pricing accuracy, and we are accelerating our delivery of loss control services to help manage our workers’ compensation profitability.
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
Specialty Packages

	Years ended December 31,			2008-2007	2007-2006
(Dollars in millions)	2008	2007	2006	Change %	Change %

Specialty packages:
Written premiums	$145	$146	$144	(0.5)	1.5
Earned premiums	144	146	141	(1.3)	3.1
Loss and loss expenses from:
Current accident year before catastrophe losses	87	80	71	9.2	12.8
Current accident year catastrophe losses	23	6	20	287.4	(71.8)
Prior accident years before catastrophe losses	(3)	0	8	nm	nm
Prior accident year catastrophe losses	(1)	0	(4)	nm	nm

Total loss and loss expenses	$106	$86	$95	22.0	(7.6)

				Pt. Change	Pt. Change

Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	60.8%	54.8%	50.2%	6.0	4.6
Current accident year catastrophe losses	15.6	4.0	14.5	11.6	(10.5)
Prior accident years before catastrophe losses	(2.5)	0.5	4.7	(3.0)	(4.2)
Prior accident year catastrophe losses	(0.4)	0.1	(3.1)	(0.5)	3.2

Total loss and loss expense ratio	73.5%	59.4%	66.3%	14.1	(6.9)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2008	2007	2006	2008	2007	2006

as of December 31, 2008	$110	$87	$91	76.4%	59.9%	64.7%
as of December 31, 2007		86	92		58.9	65.3
as of December 31, 2006			91			64.7
Specialty packages net written premiums were relatively flat over the three-year period. Our commercial lines policy processing system for Businessowners Policies, which are included in this business line, is helping us meet changing agency needs and address pricing, technology and service innovations that other carriers have introduced for similar products in recent years.
The calendar year loss and loss expense ratio reflected the volatility in catastrophe losses over the three-year period. In addition, the current accident year loss and loss expense ratio before catastrophe losses has risen over the period because of pricing reductions and normal loss cost inflation.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 57

Surety and Executive Risk

	Years ended December 31,			2008-2007	2007-2006
(Dollars in millions)	2008	2007	2006	Change %	Change %

Surety and executive risk:
Written premiums	$107	$102	$97	4.0	5.2
Earned premiums	107	100	93	7.7	7.8
Loss and loss expenses from:
Current accident year before catastrophe losses	71	41	41	75.2	(1.4)
Current accident year catastrophe losses	0	0	0	nm	nm
Prior accident years before catastrophe losses	7	1	6	494.7	(79.7)
Prior accident year catastrophe losses	0	0	0	nm	nm

Total loss and loss expenses	$78	$42	$47	87.0	(11.1)

				Pt. Change	Pt. Change

Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	66.1%	40.6%	44.4%	25.5	(3.8)
Current accident year catastrophe losses	0.0	0.0	0.0	0.0	0.0
Prior accident years before catastrophe losses	6.5	1.2	6.3	5.3	(5.1)
Prior accident year catastrophe losses	0.0	0.0	0.0	0.0	0.0

Total loss and loss expense ratio	72.6%	41.8%	50.7%	30.8	(8.9)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2008	2007	2006	2008	2007	2006

as of December 31, 2008	$71	$54	$42	66.1%	54.3%	45.2%
as of December 31, 2007		41	44		40.6	47.3
as of December 31, 2006			41			44.4
Surety and executive risk net written premiums rose over the three-year period as we enhanced our marketing of these products.
Director and officer liability coverage accounted for 58.9 percent of surety and executive risk premiums in 2008 compared with 62.3 percent in 2007 and 60.5 percent in 2006. We actively manage the potentially high risk of writing director and officer liability by:
•	Marketing primarily to nonprofit organizations, which accounted for approximately 80 percent of the director and officer liability policies we wrote in 2008.
•	Writing on a claims-made basis, which normally restricts coverage to losses reported during the policy term.
•	Providing limits no higher than $15 million with facultative or treaty reinsurance in place in 2009 for losses greater than $6 million.
•	Limiting the number of for-profit policies. At year-end 2008, our in-force director and officer liability policies provided coverage to 30 non-financial publicly traded companies, including two Fortune 1000 companies. We also provided this coverage to approximately 500 banks, savings and loans and other financial institutions. The majority of these financial institution policyholders are smaller community banks, and we believe they have no unusual exposure to credit-market concerns, including subprime mortgages. Based on new policy data or information from the most recent policy renewal, only 12 of our bank and savings and loan policyholders have assets greater than $2 billion, including one Fortune 500 company; only 23 have assets between $1 billion and $2 billion; and 49 have assets between $500 million and $1 billion.
The calendar year and current accident year loss and loss expense ratios rose substantially in 2008, driven by additional director and officer new losses and case reserve increases greater than $250,000. During 2008, 38 of the new director and officer losses and case reserve increases added approximately $43 million to loss and loss expenses compared with 20 adding about $9 million in 2007 and 16 adding about $16 million in 2006. The higher level in 2008 was largely due to six new losses and five case reserve increases greater than $1 million on claims made in 2007. Eight of these 11 items were related to lending practices at financial institutions. To address the potential risk of this portion of our surety and executive risk business line moving forward, we are working with our agents to limit the number of new director and officer policies for financial institutions. At renewal, we are carefully re-underwriting each account based on credit rating and other metrics.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 58

Machinery and Equipment

	Years ended December 31,			2008-2007	2007-2006
(Dollars in millions)	2008	2007	2006	Change %	Change %

Machinery and equipment:
Written premiums	$30	$29	$29	3.5	0.2
Earned premiums	29	28	27	3.1	2.4
Loss and loss expenses from:
Current accident year before catastrophe losses	11	10	11	10.9	(11.2)
Current accident year catastrophe losses	0	0	0	nm	nm
Prior accident years before catastrophe losses	1	(2)	1	nm	nm
Prior accident year catastrophe losses	0	0	0	nm	nm

Total loss and loss expenses	$12	$8	$12	57.7	(32.3)

				Pt. Change	Pt. Change

Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	36.1%	33.6%	38.8%	2.5	(5.2)
Current accident year catastrophe losses	0.9	0.0	0.4	0.9	(0.4)
Prior accident years before catastrophe losses	5.5	(5.5)	2.8	11.0	(8.3)
Prior accident year catastrophe losses	0.0	(0.3)	0.0	0.3	(0.3)

Total loss and loss expense ratio	42.5%	27.8%	42.0%	14.7	(14.2)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2008	2007	2006	2008	2007	2006

as of December 31, 2008	$11	$10	$11	37.0%	34.2%	41.1%
as of December 31, 2007		10	10		33.6	35.9
as of December 31, 2006			11			39.2
Machinery and equipment net written premiums rose in 2008 after a relatively flat 2007. Because of the relatively small size of this business line, the calendar year and accident year loss and loss expense ratios can fluctuate substantially.
Personal Lines Insurance Results Of Operations

	Years ended December 31,			2008-2007	2007-2006
(Dollars in millions)	2008	2007	2006	Change %	Change %

Earned premiums	$689	$714	$762	(3.4)	(6.3)
Loss and loss expenses from:
Current accident year before catastrophe losses	498	459	471	8.7	(3.0)
Current accident year catastrophe losses	99	20	89	396.4	(77.5)
Prior accident years before catastrophe losses	(51)	(30)	(15)	(67.6)	(90.2)
Prior accident year catastrophe losses	1	(11)	(3)	nm	(270.3)

Total loss and loss expenses	547	438	542	25.2	(19.3)
Underwriting expenses	224	233	247	(3.9)	(5.6)

Underwriting profit (loss)	$(82)	$43	$(27)	nm	nm

				Pt. Change	Pt. Change

Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	72.2%	64.3%	62.1%	7.9	2.2
Current accident year catastrophe losses	14.4	2.8	11.6	11.6	(8.8)
Prior accident years before catastrophe losses	(7.3)	(4.3)	(2.1)	(3.0)	(2.2)
Prior accident year catastrophe losses	0.1	(1.5)	(0.4)	1.6	(1.1)

Total loss and loss expenses	79.4	61.3	71.2	18.1	(9.9)
Underwriting expenses	32.5	32.6	32.4	(0.1)	0.2

Combined ratio	111.9%	93.9%	103.6%	18.0	(9.7)

Combined ratio	111.9%	93.9%	103.6%	18.0	(9.7)
Contribution from catastrophe losses and prior years reserve development	7.2	(3.0)	9.1	10.2	(12.1)

Combined ratio before catastrophe losses and prior years reserve development	104.7%	96.9%	94.5%	7.8	2.4

Overview — Three-year Highlights
Performance highlights for the personal lines segment include:
•	Premiums — Over the past three years, competition in our personal lines markets rose and we continued to adjust pricing in an effort to return to consistent profitability in our personal lines segment. Our written premiums declined on lower premiums per policy and higher reinsurance-related premiums as new business growth remained positive. Industry average written premium growth was estimated at 1.0 percent in 2008 after being flat in 2007 and rising 2.0 percent in 2006.
•	Combined ratio — The combined ratio rose substantially in 2008 after improving in 2007. The year-over-year differences were partially due to dramatic fluctuations in the level of catastrophe losses. In 2008,
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 59

the current accident year loss and loss expense ratio before catastrophe losses also rose substantially. Approximately $20 million, or 2.9 percentage points, of the rise in current accident year loss and loss expenses was due to refinements made to the allocation of IBNR reserves by accident year.
Our personal lines statutory combined ratio was 111.6 percent in 2008, 94.1 percent in 2007 and 103.6 percent in 2006. By comparison, the estimated industry personal lines combined ratio was 103.3 percent in 2008, 96.1 percent in 2007 and 92.3 percent in 2006. Our concentration of business in areas hard-hit by catastrophe events contributed to recent results that differed from the overall industry.
Personal Lines Insurance Premiums

	Years ended December 31,			2008-2007	2007-2006
(Dollars in millions)	2008	2007	2006	Change %	Change %

Agency renewal written premiums	$672	$690	$721	(2.5)	(4.4)
Agency new business written premiums	42	38	32	9.5	16.9
Other written premiums	(29)	(24)	(17)	(22.5)	(36.3)

Net written premiums	685	704	736	(2.7)	(4.4)
Unearned premium change	4	10	26	(53.2)	(59.1)

Earned premiums	$689	$714	$762	(3.4)	(6.3)

Personal lines insurance is a strategic component of our overall relationship with many of our agencies and an important component of our agencies’ relationships with their clients. We believe agents recommend Cincinnati personal insurance products for their value-oriented clients who seek to balance quality and price and who are attracted by our superior claims service and the benefits of our package approach.
Our personal lines policyholder retention and new business levels have remained at higher levels following our July 2006 introduction of a limited program of policy credits for personal auto and homeowner pricing in most of the states in which our Diamond system is in use. The program provided credits for eligible new and renewal policyholders identified as above-average risks.
The rate of decline in our personal lines agency renewal written premiums further slowed in 2008, as the benefits of additional tiers to our pricing structure were seen in many states. These tiers are intended to improve our ability to compete for our agents’ highest quality personal lines accounts, increasing opportunities for our agents to market the advantages of our personal lines products and services to their clients.
The number of in-force homeowner and personal auto policies has declined steadily, but the year-over-year rate of decline slowed to 2.3 percent as of year-end 2008 compared with 3.1 percent at year-end 2007. Additional pricing and credit changes were implemented in early 2009, with introductions in additional states planned for subsequent months. This round of changes further improves pricing for the best accounts, which should help us retain and attract even more of our agents’ preferred business.
Our personal lines new business written by our agencies rose for the third consecutive year in 2008 as the number of agency locations writing our personal lines rose by over 130, or 14.0 percent, in 2008. We set the stage to improve our geographic diversification by opening Arizona and Utah to personal lines. We also expanded our activity in Maryland and North Carolina by introducing personal auto and appointing additional locations from our existing agency network. However, the increased new business did not fully offset the impact of lost business and lower rates on above-average quality renewal business.
In 2007 and 2008, other written premiums lowered net written premiums more than 2006. Higher ceded reinsurance costs were the primary driver in both years, including the reinsurance reinstatement premium incurred in 2008.
Personal Lines Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. The increase in the current accident year loss and loss expense ratio before catastrophe losses over the past three years was due to the pricing factors discussed above, normal loss cost inflation, refinements made to the allocation of IBNR reserves by accident year and higher non-catastrophe weather-related losses. Larger personal lines losses were a smaller percentage of earned premiums in 2008.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident Year:	2008	2007	2006	2008	2007	2006

as of December 31, 2008	$597	$480	$535	86.6%	67.3%	70.2%
as of December 31, 2007		478	547		67.0	71.8
as of December 31, 2006			561			73.6
Catastrophe losses were highly volatile over the three-year period as discussed in Consolidated Property Casualty Insurance Results of Operations, Page 49. Savings from prior period reserve development continued to trend favorably in 2008 as discussed in Personal Lines Insurance Segment Reserves, Page 79.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 60

Personal Lines Insurance Losses by Size

	Years ended December 31,			2008-2007	2007-2006
(Dollars in millions)	2008	2007	2006	Change %	Change %

New losses greater than $4,000,000	$5	$0	$0	nm	nm
New losses $2,000,000- $4,000,000	0	13	8	(100.0)	72.0
New losses $1,000,000- $2,000,000	16	15	14	10.7	3.5
New losses $750,000-$1,000,000	7	8	9	(11.5)	(6.7)
New losses $500,000-$750,000	11	10	8	9.6	20.9
New losses $250,000-$500,000	26	26	22	1.9	15.5
Case reserve development above $250,000	16	19	23	(20.1)	(16.4)

Total large losses incurred	81	91	84	(11.0)	8.1
Other losses excluding catastrophe losses	295	279	309	5.6	(9.7)
Catastrophe losses	100	10	86	958.8	(89.0)

Total losses incurred	$476	$380	$479	25.4	(20.8)

				Pt. Change	Pt. Change

Ratios as a percent of earned premiums:
New losses greater than $4,000,000	0.7%	0.0%	0.0%	0.7	0.0
New losses $2,000,000- $4,000,000	0.0	1.9	1.0	(1.9)	0.9
New losses $1,000,000- $2,000,000	2.3	2.0	1.8	0.3	0.2
New losses $750,000-$1,000,000	1.0	1.1	1.1	(0.1)	0.0
New losses $500,000-$750,000	1.6	1.5	1.1	0.1	0.4
New losses $250,000-$500,000	3.8	3.6	2.9	0.2	0.7
Case reserve development above $250,000	2.3	2.7	3.1	(0.4)	(0.4)

Total large losses incurred	11.7	12.8	11.0	(1.1)	1.8
Other losses excluding catastrophe losses	42.8	39.1	40.6	3.7	(1.5)
Catastrophe losses	14.5	1.3	11.3	13.2	(10.0)

Total loss ratio	69.0%	53.2%	62.9%	15.8	(9.7)

The effect on the loss and loss expense ratio from new losses and case reserve increases greater than $250,000 was lower in 2008 than it was in 2007. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe the increase in 2007 largely was due to general inflationary trends in loss costs, which we continue to monitor, as well as natural volatility.
Personal Lines Insurance Underwriting Expenses

	Years ended December 31,			2008-2007	2007-2006
(Dollars in millions)	2008	2007	2006	Change %	Change %

Commission expenses	$136	$145	$152	(6.4)	(4.4)
Underwriting expenses	88	88	95	0.4	(7.5)

Total underwriting expenses	$224	$233	$247	(3.9)	(5.6)

				Pt. Change	Pt. Change

Ratios as a percent of earned premiums:
Commission expenses	19.7%	20.3%	19.9%	(0.6)	0.4
Underwriting expenses	12.8	12.3	12.5	0.5	(0.2)

Total underwriting expense ratio	32.5%	32.6%	32.4%	(0.1)	0.2

Personal lines commission expense as a percent of earned premium declined in 2008 after rising slightly in 2007. The 2008 decline in the ratio reflected both the decline in earned premiums and a lower level of contingent commissions. Commission expenses include our profit-sharing, or contingent, commissions, which are calculated on the profitability of an agency’s aggregate property casualty book of Cincinnati business, taking into account longer-term profit and premium volume, with a percentage for prompt payment of premiums and other criteria, to reward the agency’s effort. These profit-based commissions generally fluctuate with our loss and loss expense ratio. Our 2008 contingent commission accrual reflected our estimate of the profit-sharing commissions to be paid to our agencies in early 2009 based largely on each agency’s performance in 2008.
Non-commission underwriting expenses were relatively stable over the three-year period. The modest increase in 2008 was due to the pension charge. Refinements in the allocation of expenses between our commercial lines and personal lines segments also contributed to minor variations in the non-commission underwriting expenses.
Personal Lines Insurance Outlook
Industry analysts currently anticipate industrywide personal lines written premiums may rise approximately 2.5 percent in 2009, with the combined ratio estimated at 97.6 percent. While the improvement in our new business levels and policy retention rates over the past several years are positive indications for our personal lines business, we expect our growth rate to be below that of the industry as we continue to address our pricing. In Item 1, Strategic Initiatives, Page 7, we discuss the initiatives we are implementing to address the unsatisfactory performance of our personal lines segment, in particular the homeowner line of business.
Financial Corporation — 2008 Annual Report on 10-K — Page 61

We describe steps that will enhance our response to the changing marketplace. We are aware that our personal lines pricing and loss activity are at levels that could put achievement of our corporate financial objectives at risk if those trends continue. We discuss our overall outlook for our property casualty insurance operations in the Executive Summary, Page 37.
Personal Lines of Business Analysis
We prefer to write personal lines coverage on an account basis that includes both auto and homeowner coverages as well as coverages from the other personal business line. As a result, we believe that the personal lines segment is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for each line. The accident year loss data provides current estimates of incurred loss and loss expenses and corresponding ratios over the most recent three accident years. Accident year data classifies losses according to the year in which the corresponding loss events occur, regardless of when the losses are actually reported, recorded or paid.
Personal Auto

	Years ended December 31,			2008-2007	2007-2006
(Dollars in millions)	2008	2007	2006	Change %	Change %

Personal auto:
Written premiums	$320	$332	$359	(3.7)	(7.5)
Earned premiums	325	342	385	(5.0)	(11.0)
Loss and loss expenses from:
Current accident year before catastrophe losses	226	225	237	0.3	(5.2)
Current accident year catastrophe losses	4	1	11	266.3	(89.4)
Prior accident years before catastrophe losses	(12)	5	2	nm	190.3
Prior accident year catastrophe losses	0	(3)	0	nm	nm

Total loss and loss expenses	$218	$228	$250	(4.4)	(8.6)

				Pt. Change	Pt. Change

Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	69.4%	65.8%	61.7%	3.6	4.1
Current accident year catastrophe losses	1.2	0.3	2.7	0.9	(2.4)
Prior accident years before catastrophe losses	(3.4)	1.6	0.5	(5.0)	1.1
Prior accident year catastrophe losses	0.0	(0.9)	0.1	0.9	(1.0)

Total loss and loss expense ratio	67.2%	66.8%	65.0%	0.4	1.8

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2008	2007	2006	2008	2007	2006

as of December 31, 2008	$230	$237	$247	70.6%	69.2%	64.3%
as of December 31, 2007		226	251		66.1	65.4
as of December 31, 2006			248			64.4
The decline in written and earned premiums slowed over the past three years as we continued to modify pricing, improving retention and attracting new policyholders. New business activity is nearing a level that would allow us to replace premiums lost due to price reductions and normal attrition. We continue to monitor and modify selected rates and credits to address our competitive position.
The calendar year loss and loss expense ratio rose slightly over the three-year period. In recent years, we have seen generally higher costs for liability claims, including severe injuries, and we have sought rate increases for liability coverages that partially offset price decreases for physical damage coverages.
Pricing decreases and normal loss cost inflation also were primary drivers in the rise in the accident year loss and loss expense ratio before catastrophe losses over the past three years. In addition, the 2008 accident year loss and loss expense ratio rose by approximately 4 percentage points because of the refinements made to our IBNR reserve allocation by accident year.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 62

Homeowner

	Years ended December 31,			2008-2007	2007-2006
(Dollars in millions)	2008	2007	2006	Change %	Change %

Homeowner:
Written premiums	$277	$284	$290	(2.5)	(2.1)
Earned premiums	277	285	289	(2.6)	(1.6)
Loss and loss expenses from:
Current accident year before catastrophe losses	194	161	163	20.5	(1.7)
Current accident year catastrophe losses	89	17	72	416.6	(76.1)
Prior accident years before catastrophe losses	(9)	(3)	8	(235.4)	nm
Prior accident year catastrophe losses	1	(7)	(3)	nm	(109.1)

Total loss and loss expenses	$275	$168	$240	63.7	(30.0)

				Pt. Change	Pt. Change

Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	69.9%	56.5%	56.6%	13.4	(0.1)
Current accident year catastrophe losses	32.1	6.0	24.9	26.1	(18.9)
Prior accident years before catastrophe losses	(3.2)	(1.0)	2.7	(2.2)	(3.7)
Prior accident year catastrophe losses	0.4	(2.5)	(1.2)	2.9	(1.3)

Total loss and loss expense ratio	99.2%	59.0%	83.0%	40.2	(24.0)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2008	2007	2006	2008	2007	2006

as of December 31, 2008	$283	$177	$226	102.0%	62.3%	78.2%
as of December 31, 2007		178	229		62.5	79.2
as of December 31, 2006			235			81.5
Written and earned premium trends in 2008 and 2007 reflected improved new business levels offset by higher reinsurance premiums in both years. Reinsurance premiums, including a reinstatement premium of $8 million in 2008, were $33 million in 2008, $21 million in 2007 and $16 million in 2006. The pricing changes of the past several years have had a positive effect on policyholder retention and new business activity. We continue to monitor and modify selected rates and credits to address our competitive position.
The calendar year loss and loss expense ratio over the past three years fluctuated with catastrophe losses. Catastrophe losses have been above our expected range in recent years, averaging 24.7 percent of homeowner earned premium from 2006 to 2008, compared with a five-year average of 20.9 percent.
The current accident year loss and loss expense ratio before catastrophe losses rose significantly in 2008, in part because of the decline in earned premiums, which largely reflected rate changes we made to keep our retention rate and new business at acceptable levels. Non-catastrophe weather-related losses contributed about 5 percentage points to the 2008 ratio. In addition, the refinements made to our IBNR reserve allocation by accident year and a lower estimate of salvage and subrogation reserves raised the ratio by about 2 percentage points.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 63

Other Personal

	Years ended December 31,			2008-2007	2007-2006
(Dollars in millions)	2008	2007	2006	Change %	Change %

Other personal:
Written premiums	$88	$88	$87	0.6	0.4
Earned premiums	87	87	88	0.1	(1.2)
Loss and loss expenses from:
Current accident year before catastrophe losses	79	72	71	8.6	1.3
Current accident year catastrophe losses	6	2	6	271.0	(73.6)
Prior accident years before catastrophe losses	(30)	(33)	(25)	8.4	(28.3)
Prior accident year catastrophe losses	(1)	0	0	nm	nm

Total loss and loss expenses	$54	$41	$52	32.5	(21.7)

				Pt. Change	Pt. Change

Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	89.9%	82.9%	81.0%	7.0	1.9
Current accident year catastrophe losses	6.9	1.9	7.0	5.0	(5.1)
Prior accident years before catastrophe losses	(34.4)	(37.6)	(29.0)	3.2	(8.6)
Prior accident year catastrophe losses	(0.2)	(0.2)	0.4	0.0	(0.6)

Total loss and loss expense ratio	62.2%	47.0%	59.4%	15.2	(12.4)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2008	2007	2006	2008	2007	2006

as of December 31, 2008	$85	$66	$61	96.8%	76.1%	69.6%
as of December 31, 2007		74	67		84.8	75.7
as of December 31, 2006			77			88.0
Other personal written premiums were essentially unchanged over the three-year period. The decline in the number of homeowner and personal auto policies over the past several years hindered growth in this business line since most of our other personal coverages are endorsed to homeowner or auto policies.
The calendar year loss and loss expense ratio for other personal deteriorated in 2008 after improving in 2007. Variations in catastrophe losses and favorable development on prior period reserves accounted for this result. Savings from favorable development on prior period reserves is high for this business line because personal umbrella losses, which are a major component of other personal losses, can fluctuate significantly.
Life Insurance Results Of Operations
Overview — Three-year Highlights
Performance highlights for the life insurance segment include:
•	Revenues — Driven by higher term life insurance premiums, earned premiums have grown over the past three years although separate account management fees have fluctuated, primarily reflecting a net realized capital loss sharing agreement between the separate account and the general account. Life insurance premiums have driven the increase in gross in-force policy face amounts to $65.888 billion at year-end 2008 from $61.875 billion at year-end 2007 and $56.971 billion at year-end 2006.

•	Profitability — The life insurance segment frequently reports only a small profit or loss on a GAAP basis because most of its investment income is included in investment segment results. We include only investment income credited to contract holders (interest assumed in life insurance policy reserve calculations) in life insurance segment results. The segment reported a $4 million profit in 2008.

At the same time, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. For that reason, we also evaluate GAAP data, including all investment activities on life insurance-related assets. Due to realized investment losses in 2008, the life insurance company reported a GAAP net loss of $19 million compared with net profit of $65 million in 2007 and $63 million in 2006. The life insurance company portfolio had after-tax realized investment losses of $58 million in 2008, including $66 million in other-than-temporary impairment charges. For 2007 and 2006, realized investment losses were minimal, and we reported after-tax realized investment gains of $26 million and $29 million in those years. Realized investment gains and losses are discussed under Investments Results of Operations, Page 66.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 64

Life Insurance Results

	Years ended December 31,			2008-2007	2007-2006
(In millions)	2008	2007	2006	Change %	Change %

Written premiums	$185	$167	$161	11.0	3.2

Earned premiums	$126	$125	$115	0.8	9.0
Separate account investment management fees	2	4	3	(56.0)	25.1

Total revenues	128	129	118	(1.1)	9.5

Contract holders benefits incurred	142	133	122	6.1	9.2
Investment interest credited to contract holders	(63)	(59)	(54)	5.2	9.8
Operating expenses incurred	45	52	51	(12.8)	0.8

Total benefits and expenses	124	126	119	(1.2)	5.3

Life insurance segment profit (loss)	$4	$3	$(1)	0.9	nm

Life Insurance Growth
We market term, whole and universal life products, fixed annuities and disability income products. In addition, we offer term, whole and universal life and disability insurance to employees at their worksite. These products provide our property casualty agency force with excellent cross-serving opportunities for both commercial and personal accounts.
Earned premiums increased slightly in 2008 largely because of growth in our term insurance business. Total statutory life insurance net written premiums rose in 2008 to $185 million, compared with $167 million and $161 million in 2007 and 2006. Total statutory written premiums for life insurance operations for all periods include life insurance, annuity and accident and health premiums. The increase in total statutory life insurance written premiums primarily was due to sales of term life insurance and annuity products.
Earned premiums for universal life products declined because fee income decreased 21 percent in 2008, principally reflecting an increase in our liability for unearned front-end loads, an actuarial adjustment.
Separate account investment management fee income contributed $2 million to total revenue in 2008, compared with a $4 million contribution in 2007 and $3 million in 2006. These fees declined primarily because of a net realized capital loss sharing agreement between the separate account and the general account.
Over the past several years, we have worked to maintain a portfolio of simple, yet competitive products, primarily under the LifeHorizons banner. Our product development efforts emphasize death benefit protection and guarantees. Distribution expansion within our property casualty insurance agencies remains a high priority. In the past several years, we have added life field marketing representatives for the western, southeastern and northeastern states. Our 30 life field marketing representatives work in partnership with our more than 100 property casualty field marketing representatives. Approximately 71 percent of our term and other life insurance product premiums were generated through our property casualty insurance agency relationships.
Life Insurance Profitability
Life segment expenses consist principally of:
•	Contract holders (policyholders) benefits incurred related to traditional life and interest-sensitive products accounted for 75.7 percent of 2008 total benefits and expenses compared with 71.9 percent in 2007 and 73.8 percent in 2006. Total benefits and expenses rose due to net death claims that increased but remained within our range of pricing expectations.

•	Operating expenses incurred, net of deferred acquisition costs, accounted for 24.3 percent of 2008 total benefits and expenses compared with 28.1 percent in 2007 and 26.2 percent in 2006. Operating expenses declined on an absolute and percentage basis principally because of the level of deferred acquisition costs associated with new term life insurance policies.
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
During the past several years, we have invested in imaging and workflow technology and have significantly improved application processing. We have achieved process efficiencies while improving our service. These
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 65

efficiencies have played a significant role in cost containment and in our ability to increase total premiums and policy count over the past 10 years with minimal headcount additions.
Life Insurance Outlook
The life insurance industry faced a difficult year as broad and deep dislocations in the financial markets led to investment losses. While our investments also suffered, Cincinnati Life finished 2008 with very strong statutory capital and surplus and risk based capital ratios.
The difficulties have been most acute for writers of variable and equity-indexed products. In addition to losing significant amounts of fee income, such writers must draw down on capital to establish additional reserves for product guarantees and they must pay a higher cost for hedging programs as the markets have declined and become more volatile. We have not entered the variable or equity-indexed market, so we are not subject to the severe costs associated with these products.
Companies writing competitively priced term life insurance also must deal with very conservative statutory reserves and the associated heavy capital requirements. Many term life writers have used capital market solutions to move redundant reserves off their balance sheets. The increased cost of these solutions has decreased their viability as a method for relieving reserve strain. Because of our financial strength, we have not had to employ these solutions, and their unavailability is not curtailing our ability to continue offering competitively priced term life insurance.
Some life companies are adopting new rules and/or requesting permitted practices from their domiciliary state that allow them to strengthen their statutory balance sheets by reducing their reserve and/or capital requirements. In view of our strong capital, we have elected not to follow such a course of action. Even in the current difficult business and economic environment, we believe that we are in a good position to grow at reasonable and profitable levels in 2009.
Investments Results Of Operations
Overview — Three-year Highlights
The investment segment contributes investment income and realized gains and losses to results of operations. Investments provide our primary source of pretax and after-tax profits.
•	Investment income — Pretax investment income declined 11.6 percent in 2008, primarily because of dividend reductions by common and preferred holdings, including reductions during the year on positions subsequently sold or reduced. Investment income rose 6.6 percent to a record high in 2007 on strong cash flow for new investments, higher interest income from the healthy fixed-maturity portfolio and increased dividend income from the common stock portfolio.

•	Realized investment gains and losses — We reported realized investment gains in all three years, largely due to investment sales that were discretionary in timing and amount. In 2008, those sales were offset by $510 million of other-than-temporary impairment charges for the writedown of 126 securities.
Investment Results

	Years ended December 31,			2008-2007	2007-2006
(In millions)	2008	2007	2006	Change %	Change %

Investment income:
Interest	$326	$308	$300	6.0	2.5
Dividends	204	294	262	(30.5)	12.1
Other	14	15	15	(4.5)	(0.5)
Investment expenses	(7)	(9)	(7)	12.6	(18.7)

Total investment income, net of expenses	537	608	570	(11.6)	6.6

Investment interest credited to contract holders	(63)	(59)	(54)	(5.2)	(9.8)

Realized investment gains and losses summary:
Realized investment gains and losses	686	409	678	67.6	(39.6)
Change in fair value of securities with embedded derivatives	(38)	(11)	7	(243.8)	nm
Other-than-temporary impairment charges	(510)	(16)	(1)	nm	nm

Total realized investment gains and losses	138	382	684	(64.0)	(44.1)

Investment operations income	$612	$931	$1,200	(34.2)	(22.4)

Investment Income
The primary drivers of investment income were:
•	Interest income rose again in 2008. Purchases of new fixed maturity securities over the course of 2008 served to offset market value declines generally driven by macro factors. At year-end 2008, the fixed maturity portfolio was trading at 96.2 percent of book value compared with 101.1 percent at year-end 2007.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 66

•	Dividend income declined 30.5 percent in 2008 after rising in 2007 and 2006. Because our equity portfolio was heavily concentrated in the financial sector at the beginning of 2008, we experienced dividend reductions by many common and preferred holdings, including reductions during the year on positions subsequently sold or reduced.
We are investing available cash flow in both fixed income and equity securities with yields that we believe are likely to be more secure. This may slow the return to growth in investment income although we believe year-over-year comparisons may turn positive in the second half of 2009.
Net Realized Investment Gains and Losses
Net realized investment gains and losses are made up of realized investment gains and losses on the sale of securities, changes in the valuation of embedded derivatives within certain convertible securities and other-than-temporary impairment charges. These three areas are discussed below.
Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on results in any quarter. However, such gains or losses usually have little, if any, effect on total shareholders’ equity because most equity and fixed maturity investments are carried at fair value, with the unrealized gain or loss included as a component of other comprehensive income. Impairment charges are recorded for other-than-temporary declines in value if, in the asset impairment committee’s judgment, there is little expectation that the value may be recouped within a designated recovery period. Other-than-temporary impairment losses represent non-cash charges to income.
Realized Investment Gains and Losses
As appropriate, we buy, hold or sell both fixed-maturity and equity securities on an ongoing basis to help achieve our portfolio objectives.
Pretax realized investment gains in the past three years largely were due to the sale of equity holdings. In 2008, most of the gain was due to sales of holdings of common and preferred stocks of financial services issuers, reflecting our historical weighting in financial sector securities. The majority of these holdings were sold following reductions or elimination of their cash dividends to shareholders. Because of our low cost basis, we were able to record gains on many of these sales despite the decline in overall stock market values during 2008. Realized gains were lower in 2007, although we chose to take gains from partial sales of selected holdings and to sell other holdings because of general credit concerns that began in the subprime mortgage market and spread to other areas in the homebuilding and related industries over the course of 2007. The gain in 2006 largely was due to the sale of our entire Alltel common stock holding.
During the past three years, fixed maturity securities were divested as a result of calls or as outright sales executed to either improve yield prospects or in response to adverse credit concerns. Although we prefer to hold fixed-maturity investments until they mature, a decision to sell reflects our perception of a change in the underlying fundamentals of the security and preference to allocate those funds to investments that more closely meet our established parameters for long-term stability and growth. Our opinion that a security fundamentally no longer meets our investment parameters may reflect a loss of confidence in the issuer’s management, a change in underlying risk factors (such as political risk, regulatory risk, sector risk or credit risk), or a strategic shift in business strategy that is not consistent with our long-term outlook.
Change in the Valuation of Securities with Embedded Derivatives
We have a small portfolio of convertible preferred stocks and bonds, which have an embedded derivative component under GAAP accounting rules. In 2008 and 2007, we recorded $38 million and $11 million in fair value declines compared with $7 million in fair value increases in 2006. In 2008 and 2007, these changes in fair value were due to the application of SFAS No. 155, which allows us to account for the entire hybrid financial instrument at fair value, with changes recognized in realized investment gains and losses. In 2006, these changes in fair value were due to the application of SFAS No. 133, which required measurement of the fluctuations in the value of the embedded derivative features in selected convertible securities. The changes in fair values are recognized in net income in the period they occur. See the discussion of Derivative Financial Instruments and Hedging Activities in Item 8, Note 1 of the Consolidated Financial Statements, Page 98, for details on the accounting for convertible security embedded options.
Other-than-temporary Impairment Charges
In 2008, we recorded $510 million in write-downs of 126 securities that we deemed had experienced an other-than-temporary decline in fair value versus $16 million in 2007 and $1 million in 2006. The factors we consider when evaluating impairments are discussed in Critical Accounting Estimates, Asset Impairment, Page 45. The other-than-temporary impairment charges in 2008 represented 5.7 percent of our total invested assets at year-end. Other-than-temporary impairment charges also include unrealized losses of holdings that we had identified for sale but not yet completed a transaction.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 67

Other-than-temporary impairment charges from the investment portfolio by the asset class we described in Item 1, Investments Segment, Page 17, are summarized below:

	Years ended December 31,
(Dollars in millions)	2008	2007	2006

Taxable fixed maturities:
Impairment amount	$(162)	$(14)	$(1)
New book value	$187	$46	$0
Percent to total owned	6%	1%	0%
Number of securities impaired	86	18	1
Percent to total owned	10%	2%	0%

Tax-exempt fixed maturities:
Impairment amount	$(1)	$0	$0
New book value	$1	$0	$0
Percent to total owned	0%	0%	0%
Number of securities impaired	1	0	0
Percent to total owned	0%	0%	0%

Common equities:
Impairment amount	$(214)	$(2)	$0
New book value	$87	$2	$0
Percent to total owned	5%	0%	0%
Number of securities impaired	9	2	0
Percent to total owned	18%	4%	0%

Preferred equities:
Impairment amount	$(133)	$0	$0
New book value	$98	$0	$0
Percent to total owned	52%	0%	0%
Number of securities impaired	30	0	0
Percent to total owned	86%	0%	0%

Total:
Impairment amount	$(510)	$(16)	$(1)

New book value	$373	$48	$0

Percent to total owned	5%	1%	0%
Number of securities impaired	126	20	1

Percent to total owned	6%	1%	0%
Other-than-temporary impairment charges from the investment portfolio by industry are summarized as follows:

	Years ended December 31,
(In millions)	2008	2007	2006

Fixed maturities:
Financial	$(72)	$(4)	$0
Real estate	(49)	0	0
Consumer cyclical	(14)	(1)	(1)
Service cyclical	(17)	(6)	0
Other	(11)	(3)	0

Total fixed maturities	(163)	(14)	(1)

Common equities:
Financial	(184)	0	0
Health	(30)	0	0
Real estate	0	(2)	0

Total common equities	(214)	(2)	0

Preferred equities:
Financial	(132)	0	0
Other	(1)	0	0

Total preferred equities	(133)	0	0

Total	$(510)	$(16)	$(1)

The increase in other-than-temporary impairment charges in 2008 was largely due to writedowns of holdings of bonds and common and preferred stocks of financial services issuers, reflecting our historical weighting in this sector and the decline in overall stock market values during 2008. Impairment charges rose slightly in 2007 on the initial concerns regarding the real estate market. While we own only $30 million of
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 68

mortgage-backed securities in our investment portfolio, we do own investments in industries directly affected by this credit environment.
Investments Outlook
We continue to focus on portfolio strategies to balance near-term income generation and long-term book value growth. In 2009, we expect to continue to allocate a portion of cash available for investment to equity securities, taking into consideration corporate liquidity and income requirements, as well as insurance department regulations and ratings agency comments. We discuss our portfolio strategies in Item 1, Investments Segment, Page 17.
We believe a continuation of the current credit environment, if exacerbated by recessionary economic conditions, could lead to further declines in portfolio values and additional other-than-temporary impairment charges. All but 83 securities of the 2,223 securities in the portfolio were trading at or above 70 percent of book value at year-end 2008. Our asset impairment committee continues to monitor the investment portfolio. The current asset impairment policy is described in Critical Accounting Estimates, Asset Impairment, Page 45.
Other
Revenues were relatively stable over the three years for our Other business. This includes the other income of our standard market insurance subsidiary, as well as non-investment operations of the parent company and its subsidiaries, CFC Investment Company and CinFin Capital Management Company (excluding client investment activities). In 2008, we also include results of our surplus lines operations, The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources.
Losses before income taxes for our Other business were largely driven by interest expense from debt of the parent company. In 2008, the loss also reflected expenses related to the surplus lines operation.

	Years ended December 31,			2008-2007	2007-2006
(In millions)	2008	2007	2006	Change %	Change %

Interest and fees on loans and leases	$8	$10	$11	(21.1)	(9.5)
Earned premiums	5	0	0	nm	nm
Money management fees	2	3	2	(29.2)	4.0
Other revenues	1	2	1	(27.8)	398.8

Total revenues	16	15	14	6.6	7.1

Interest expense	53	51	53	3.8	(3.1)
Losses and loss expenses	5	0	0	nm	nm
Underwriting expenses	5	1	0	318.9	nm
Operating expenses	17	9	12	74.3	(19.8)

Total expenses	80	61	65	20.8	(4.4)

Pre-tax loss	$(64)	$(46)	$(51)	(25.3)	7.6

Taxes
We had $111 million of income tax expense in 2008 compared with $337 million in 2007 and $399 million in 2006. The effective tax rate for 2008 was 20.7 percent compared with 28.3 percent in 2007 and 30.0 percent in 2006.
The primary reason for the change in the effective tax rate was the level and timing of realized gains as discussed in Investments Results of Operations, Page 66. In 2008, we had pretax realized gains of $138 million compared with pretax gains of $382 million in 2007 and $684 million in 2006. Growth in the tax-exempt municipal bond portfolio, lower investment income from dividends and changes in operating earnings over the periods also contributed to the change in the effective tax rate for 2008.
We pursue a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. For our insurance subsidiaries, approximately 85 percent of income from tax-advantaged fixed-maturity investments is exempt from federal tax. Our non-insurance companies own no tax-advantaged fixed-maturity investments. For our insurance subsidiaries, the dividend received deduction, after the dividend proration of the 1986 Tax Reform Act, exempts approximately 60 percent of dividends from qualified equities from federal tax. For our non-insurance subsidiaries, the dividend received deduction exempts 70 percent of dividends from qualified equities. Details about our effective tax rate are found in Item 8, Note 11 of the Consolidated Financial Statements, Page 111.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 69

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
Parent Company Liquidity
The parent company’s primary means of meeting liquidity requirements are dividends from our insurance subsidiary, investment income and after-tax sale proceeds from investments held at the parent company level. The parent company’s primary contractual obligations are interest and principal payments on long- and short-term debt as described under Contractual Obligations, Page 73. Other uses of parent company cash include general operating expenses described under Other Commitments, Page 73, as well as dividends to shareholders and common stock repurchases.
This table shows a summary of the major sources and uses of liquidity by the parent company:

	Years ended December 31,
(In millions)	2008	2007	2006

Sources of liquidity:
Dividends received from insurance subsidiary	$220	$450	$275
Dividend received from other operating subsidiaries	10	0	0
Investment income	68	101	98

Uses of liquidity:
Interest on debt	$53	$52	$51
Pension payments	34	10	0
Dividends to shareholders	250	240	228
Purchase of treasury shares	139	307	120
At the discretion of the board of directors, the company can return cash directly to shareholders:
•	Dividends to shareholders — Over the past 10 years, the company has paid an average of 38.5 percent of net income as dividends. Dividends paid over the period have averaged 2.9 percent of beginning shareholders’ equity. The ability of the company to continue paying cash dividends is subject to factors the board of directors may deem relevant.

Through 2008, the board had increased our cash dividend for 48 consecutive years. In February 2009, the board of directors cited current economic and market conditions as it chose to continue for later discussion the potential for an increase in the 2009 dividend payout level. While the board and management believe there is merit to sustaining the company’s record of dividend increases, our first priority is the company’s financial strength.

•	Common stock repurchase — Generally, our board believes that stock repurchases can help fulfill our commitment to enhancing shareholder value. Consequently, the board has authorized the repurchase of outstanding shares, giving management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, pursuant to SEC regulations.

In 2008, we repurchased 3.8 million shares, all in the first six months of the year. As economic and market conditions deteriorated, we choose to preserve capital rather than continue repurchase activity. In the past, repurchases have occurred when we believe that stock prices on the open market are favorable for such repurchases. Our corporate code of conduct restricts repurchases during certain time periods. At a minimum, we historically have repurchased to offset dilution from share-based compensation.

The details of the repurchase authorizations and activity are described in Item 5, Related Stockholder Matters and Issuer Purchases of Equity Securities, Page 32. Between February 1999 and year-end 2008, we have repurchased 28.7 million shares at a total cost to the company of $1.105 billion. We do not adjust the number of shares repurchased and average price per repurchased share for stock dividends.
Insurance Subsidiary Liquidity
Our insurance subsidiary’s primary means of meeting liquidity requirements are investment income and after-tax sale proceeds from investments held at the subsidiary level and collection of insurance premiums. Property casualty insurance premiums generally are received before losses are paid under the policies purchased with those premiums. While first-year life insurance expenses normally exceed first-year
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 70

premiums, subsequent premiums are used to generate investment income until the policy benefits are paid or the policy term expires.
Our insurance subsidiary’s primary contractual obligations are property casualty loss and loss expenses and life policyholder obligations as well as certain ongoing operating expenses as shown under Contractual Obligations, Page 73. Other uses of insurance subsidiary cash include payments of dividends to the parent company and other operating expenses as discussed under Other Commitments, Page 73.
This table shows a summary of operating cash flow of the insurance subsidiary (direct method):

	Years ended December 31,
(In millions)	2008	2007	2006

Premiums collected	$3,163	$3,256	$3,285
Loss and loss expenses paid	(2,064)	(1,888)	(1,859)
Commissions and other underwriting expenses paid	(1,078)	(1,053)	(1,036)

Insurance subsidiary cash flow from underwriting	21	315	390
Investment income received	481	505	471

Insurance subsidiary operating cash flow	$502	$820	$861

Over the past three years, cash receipts from property casualty and life insurance premiums, along with investment income, have been more than sufficient to pay claims, operating expenses and dividends to the parent company. We discuss the factors that affected insurance operations in Commercial Lines and Personal Lines Insurance Results of Operations, Page 51 and Page 59.
Additional Sources of Liquidity
Investing is a primary source of liquidity for both the parent company and insurance subsidiary. At both the parent company and insurance subsidiary, cash in excess of operating requirements is invested in fixed-maturity and equity securities. Equity securities provide the potential for future increases in dividend income and for appreciation. In Item 1, Investments Segment, Page 17, we discuss our investment strategy, portfolio allocation and quality.
Income from our investments is the most important investment contribution to cash flow. After-tax proceeds of call or maturities also can provide liquidity. Although we have never sold investments to make claims payments, the sale of investments could provide an additional source of liquidity at either the parent company or insurance subsidiary level, if required, although we follow a buy-and-hold investment philosophy seeking to compound cash flows over the long-term. At year-end 2008, total unrealized gains in the investment portfolio, before deferred income taxes, were $588 million, down from $3.339 billion at year-end 2007, because of investment sales and market value declines of our equity holdings.
Further, financial resources of the parent company also could be made available to our insurance subsidiary, if circumstances required. This would include our ability to access the capital markets and short-term bank borrowings.
One way we seek to maintain a solid financial position and provide capital flexibility is by keeping our ratio of debt to total capital low. We now are targeting a ratio below 20 percent. At year-end 2008, the ratio was 16.7 percent compared with 12.7 percent at year-end 2007. The change was due entirely to the lower level of shareholders’ equity at year-end 2008. Based on our present capital requirements, we do not believe we will need to materially increase debt levels during 2009. As a result, we believe that changes in our debt-to-capital ratio will again be a function of changes in shareholders’ equity.
We had $791 million of long-term debt and $49 million in borrowings on our short-term lines of credit at year-end 2008. We generally have minimized our reliance on debt financing although we may use lines of credit to fund short-term cash needs.
Long-term Debt
We provide details of our three long-term notes in Item 8, Note 8 of the Consolidated Financial Statements, Page 109. None of the notes are encumbered by rating triggers:
•	$392 million aggregate principal amount of 6.92% senior debentures due 2028.

•	$28 million aggregate principal amount of 6.9% senior debentures due 2028.

•	$375 million aggregate principal amount of 6.125% senior debentures due 2034.
On December 22, 2008, A.M. Best removed our ratings from under review with negative implications, raised the outlook to stable and lowered Cincinnati Financial Corporation’s issuer credit rating and senior debt ratings to a from aa-; the issuer credit ratings of our standard market property casualty insurance group and member companies to aa from aa+; and the issuer credit ratings of our life insurance subsidiary to a+ from aa-.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 71

On February 13, 2009, Fitch Ratings affirmed the ratings it had assigned on July 17, 2008, when it lowered the issuer default rating of Cincinnati Financial Corporation to A from AA- and its senior debt ratings to A- from A+, with a negative outlook.
Moody’s Investors Service removed our ratings from review on September 25, 2008, lowering the senior debt rating of Cincinnati Financial Corporation to A3 from A2 with a stable outlook. Moody’s maintained a two-notch spread between the debt rating and insurance financial strength ratings due to significant financial flexibility and liquidity afforded by the holding company’s large investment portfolio representing over 100 percent of its outstanding debt.
Standard & Poor’s Ratings Services removed our counterparty credit ratings from credit watch on June 30, 2008, lowering Cincinnati Financial Corporation to BBB+ and our standard market property casualty insurance companies and our life insurance subsidiary to A+ with a negative outlook.
Short-term Debt
At year-end 2008, we had two lines of credit with commercial banks amounting to $225 million with $49 million outstanding.
Our $75 million unsecured line of credit with PNC Bank, N.A. was established more than five years ago and was renewed effective June 30, 2008 for a one-year term to expire on June 30, 2009. The line has no financial covenants, and we currently believe we may be able to renew it under terms and conditions that are essentially unchanged. CFC Investment Company, a subsidiary of Cincinnati Financial Corporation, also is a borrower under this line of credit. At year-end 2008, there was $49 million outstanding on this line of credit at a rate of LIBOR plus 50 basis points. PNC Bank is a subsidiary of PNC Financial Services Group, Inc. (NYSE:PNC)
The second line of credit is an unsecured $150 million revolving line of credit administered by The Huntington National Bank. It was established in 2007 and will mature in 2012. The line contains customary financial covenants that we presently meet. It is to be used for general corporate purposes. We borrowed $20 million against the line in 2007, which was repaid during 2008.
The line of credit includes a swing line sub-facility for same-day borrowing in the amount of $35 million. The credit agreement provides alternative interest charges based on the type of borrowing and our debt rating. The interest rate charged for an advancement is adjusted LIBOR plus the applicable margin. Based on our debt ratings at year-end 2008, interest for Eurodollar rate advances is adjusted LIBOR plus 33 basis points, and for floating rate advances is adjusted LIBOR. Utilization and commitment fees based on Cincinnati Financial Corporation’s current debt rating are 5 basis points and 8 basis points, respectively. CFC Investment Company, a subsidiary of Cincinnati Financial Corporation, is a co-borrower under the agreement.
The Huntington National Bank, a subsidiary of Huntington Bancshares Inc. (NASDAQ:HBAN), is the lead participant with a $75 million share. U.S. Bancorp (NYSE:USB), Bank of America (NYSE:BAC) and Northern Trust Corporation (NASDAQ: NTRS) also participate, each providing $25 million of capacity.
Liquidity and Capital Resources Outlook
A long-term perspective governs all of our major decisions, with the goal of benefiting our policyholders, agents, shareholders and associates over time. Exacerbating the effect of our weaker insurance results, the ongoing instability of the financial markets in 2008 highlighted the value of building a cushion of financial strength over a period of years. In responding to current economic pressures, we are confident in the steps we have taken to protect our capital. We also are confident in our strategies to return our insurance operations to growth and profitability.
Our consistent cash flows and prudent cash balances continue to create exceptional liquidity. We enter 2009 with slightly more than $1 billion in cash and cash equivalents on hand, in part due to an unusual level of investment sales and bond calls in the second half of 2008, as well as unusual challenges in making new investments due to economic and market conditions. That high cash level gives us the flexibility to meet current obligations while building value by prudently investing where we see potential for both current income and long-term return.
In any year, we consider the most likely source of pressure on liquidity would be an unusually high level of catastrophe losses in a short period of time. This could create additional obligations for our insurance operations by increasing the severity or frequency of claims. To address the risk of unusual insurance loss obligations including catastrophe events, we maintain property casualty reinsurance contracts with highly rated reinsurers, as discussed under 2009 Reinsurance Programs, Page 81. We also monitor the financial condition of our reinsurers because an insolvency could place in jeopardy a portion of our $759 million in outstanding reinsurance recoverables as of December 31, 2008.
Continued economic weakness also has the potential to affect our liquidity and capital resources in a number of different ways, including: delinquent payments from agencies, defaults on interest payments by fixed-maturity holdings in our portfolio, dividend reductions by holdings in our equity portfolio or declines in the market value of holdings in our portfolio.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 72

Further, parent company liquidity could be constrained by State of Ohio regulatory requirements that restrict the dividends insurance subsidiaries can pay. During 2009, total dividends that our insurance subsidiary can pay to our parent company without regulatory approval are approximately $336 million.
Off-balance Sheet Arrangements
We do not use any special-purpose financing vehicles or have any undisclosed off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on the company’s financial condition, results of operation, liquidity, capital expenditures or capital resources. Similarly, the company holds no fair-value contracts for which a lack of marketplace quotations would necessitate the use of fair-value techniques.
Obligations
We pay obligations to customers, suppliers and associates in the normal course of our business operations. Some are contractual obligations that define the amount, circumstances and/or timing of payments. We have other commitments for business expenditures, however, the amount, circumstances and/or timing of our other commitments are not dictated by contractual arrangements.
Other Commitments
As of December 31, 2008, we believe our most significant other commitments are:
•	Qualified pension plan — In 2009, we currently estimate a voluntary cash contribution of $33 million to pension plan assets. Our results of operation would reflect an anticipated $11 million net pension expense and an estimated $8 million expense for company 401(k) contributions. Going forward, potential savings due to lower funding requirements for the pension plan are expected to be offset by the company 401(k) contributions. We chose to transition away from a defined benefit plan to reduce the company’s future market risk while offering associates an up-to-date, more flexible benefits program. We discuss the change to the pension plan and future contributions in Item 8, Note 13 to the Consolidated Financial Statements, Page 113.

•	Commissions — We expect commission payments to generally track with written premiums. We discuss commission trends in the Commercial Lines and Personal Lines Insurance Results of Operations, Page 51 and Page 59.

•	Other operating expenses — Many of our operating expenses are not contractual obligations but reflect the ongoing expenses of our business. Non-commission operating expenses paid rose in the past two years.
o	Staffing — Staffing expenses are the largest component of our operating expenses. We expect a minimal increase in staffing expenses in 2009. Recent growth in our associate base has been largely limited to positions supporting enhanced service and technology to our agencies and staffing additional field territories.

o	Technology — In addition to contractual obligations for hardware and software discussed below, we anticipate capitalizing approximately $50 million in spending for key technology initiatives in 2009. Technology projects are discussed in Item 1, Strategic Initiatives, Page 7. Capitalized development costs related to key technology initiatives totaled $38 million in 2008. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.
Contractual Obligations
As of December 31, 2008, we estimate our future contractual obligations as follows:

	Payment due by period
	Year	Years	Years	There-
(In millions)	2009	2010-2011	2012-2013	after	Total

Gross property casualty loss and loss expense payments	$1,247	$1,330	$579	$884	$4,040
Gross life policyholder obligations	50	66	102	3,295	3,513
Interest on long-term debt	52	104	104	892	1,152
Long-term debt	0	0	0	795	795
Short-term debt	49	0	0	0	49
Profit-sharing commissions	75	0	0	0	75
Operating property	6	1	0	0	7
Capital lease obligations	7	7	0	0	14
Computer hardware and software	6	10	5	0	21
Other invested assets	8	10	9	7	34
Liability for uncertain tax positions	0	2	0	0	2

Total	$1,500	$1,530	$799	$5,873	$9,702

Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 73

Our most significant contractual obligations are discussed in conjunction with related insurance reserves in Gross Property Casualty Loss and Loss Expense Payments and Gross Life Insurance Policyholder Obligations on Page 74 and Page 80, respectively. Other future contractual obligations include:
•	Interest on long- and short-term debt — We expect total interest expense to be approximately $53 million in 2009. We discuss outstanding debt in Additional Sources of Liquidity, Page 71.

•	Profit-sharing commissions — Profit-sharing, or contingent, commissions are paid to agencies using a formula that takes into account agency profitability and other factors. We estimate 2009 contingent commission payments of approximately $75 million. We discuss commission expense trends in Commercial Lines and Personal Lines Results of Operations, Page 51 and Page 59.

•	Computer hardware and software — We expect to need approximately $21 million over the next three years for current material commitments for computer hardware and software, including maintenance contracts on hardware and other known obligations. We discussed above the non-contractual expenses we anticipate for computer hardware and software in 2009.

•	Operating property — We expect to invest a total of $9 million, including $7 million over the next two years to renovate an unoccupied building several miles from our headquarters for use as a business continuity center.
Property Casualty Loss and Loss Expense Obligations and Reserves
Gross Property Casualty Loss and Loss Expense Payments
Our estimate of future gross property casualty loss and loss expense payments of $4.040 billion is lower than loss and loss expense reserves of $4.086 billion as of year-end 2008. The $46 million difference is due to life and health loss reserves, as discussed in Item 8, Note 5 of the Consolidated Financial Statements, Page 108.
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
Our estimates of gross property casualty loss and loss expense payments also do not include reinsurance receivables or ceded losses. As discussed in 2009 Reinsurance Programs, Page 81, we purchase reinsurance to mitigate our property casualty risk exposure. Ceded property casualty reinsurance receivables of $542 million at year-end 2008 are an offset to our gross property casualty loss and loss expense obligations. Our reinsurance program mitigates the liquidity risk of a single large loss or an unexpected rise in claims severity or frequency due to a catastrophic event. Reinsurance does not relieve us of our obligation to pay covered claims. The financial strength of our reinsurers is important because our ability to recover for losses under one of our reinsurance agreements depends on the financial viability of the reinsurer.
We direct our associates and agencies to settle claims and pay losses as quickly as is practical and made $1.955 billion in net claim payments during 2008. At year-end 2008, net property casualty reserves reflected $2.009 billion in unpaid amounts on reported claims (case reserves), $802 million in loss expense reserves and $687 million in estimates of claims that were incurred but had not yet been reported (IBNR). The specific amounts and timing of obligations related to case reserves and associated loss expenses are not set contractually. The amounts and timing of obligations for IBNR claims and related loss expenses are unknown. We discuss our methods to establish loss and loss expense reserves and our belief that reserves are adequate in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 41.
The historical pattern of using premium receipts for the payment of loss and loss expenses has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of the loss reserves. The effective duration of our fixed-maturity portfolio was 5.4 years at year-end 2008. By contrast, the duration of our loss and loss expense reserves was 3.0 years, and the duration of all insurance operation liabilities was 3.3 years. We believe this difference in duration does not affect our ability to meet current obligations because cash flow from operations is sufficient to meet these obligations. In addition, investment holdings could be liquidated, if necessary, to meet higher than anticipated loss and loss expenses.
Range of Reasonable Reserves
The company established a reasonably likely range for net loss and loss expense reserves of $3.256 billion to $3.592 billion at year-end 2008, with the company carrying net reserves of $3.498 billion. The likely range was $3.132 billion to $3.427 billion at year-end 2007, with the company carrying net reserves of $3.397 billion. Our loss and loss expense reserves are not discounted for the time-value of money, but we have reduced the reserves by an estimate of the amount of salvage and subrogation payments we expect to recover. We provide a reconciliation of the property casualty reserves with the loss and loss expense reserve as shown on the balance sheet in Item 8, Note 5 of the Consolidated Financial Statements, Page 108.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 74

The low point of each year’s range corresponds to approximately one standard error below each year’s mean reserve estimate, while the high point corresponds to approximately one standard error above each year’s mean reserve estimate. We discussed management’s reasons for basing reasonably likely reserve ranges on standard errors in Critical Accounting Estimates, Reserve Estimate Variability, Page 43.
The ranges reflect our assessment of the most likely unpaid loss and loss expenses at year-end 2008 and 2007. However, actual unpaid loss and loss expenses could nonetheless fall outside of the indicated ranges.
Management’s best estimate of total loss reserves as of year-end 2008 was consistent with the corresponding actuarial best estimate. Management’s best estimate of total loss reserves as of year-end 2007 also was consistent with the corresponding actuarial best estimate.
Development of Loss and Loss Expenses
We reconcile the beginning and ending balances of our reserves for loss and loss expenses at December 31, 2008, 2007 and 2006, in Item 8, Note 5 of the Consolidated Financial Statements, Page 108. The reconciliation of our year-end 2007 reserve balance to net incurred losses one year later recognizes approximately $323 million of redundant reserves.
The table on the following page shows the development of estimated reserves for loss and loss expenses the past 10 years.
•	Section A shows our total property casualty loss and loss expense reserves recorded at the balance sheet date for each of the indicated calendar years on a gross and net basis. Those reserves represent the estimated amount of unpaid loss and loss expenses for claims arising in the indicated calendar year and all prior accident years at the balance sheet date, including losses that were incurred but not yet reported to the company.

•	Section B shows the cumulative net amount paid with respect to the previously recorded reserve as of the end of each succeeding year. For example, as of December 31, 2008, we had paid $1.429 billion of loss and loss expenses in calendar years 1999 through 2008 for losses that occurred in accident years 1998 and prior. An estimated $170 million of losses remained unpaid as of year-end 2009 (net re-estimated reserves of $1.599 billion from Section C less cumulative paid loss and loss expenses of $1.429 billion).

•	Section C shows the re-estimated amount of the previously reported reserves based on experience as of the end of each succeeding year. The estimate is increased or decreased as we learn more about the development of the related claims.

•	Section D, cumulative net redundancy, represents the aggregate change in the estimates for all years subsequent to the year the reserves were initially established. For example, reserves established at December 31, 1998, had developed a $241 million redundancy over 10 years, net of reinsurance, which was reflected in income over the 10 years. The table shows favorable development in redundant reserves as a negative number. The reconciliation shows the effects on income in 2008, 2007 and 2006 of changes in estimates of the reserves for loss and loss expenses for all accident years.
In evaluating the development of our estimated reserves for loss and loss expenses for the past 10 years, note that each amount includes the effects of all changes in amounts for prior periods. For example, payments or reserve adjustments related to losses settled in 2008 but incurred in 2002 are included in the cumulative deficiency or redundancy amount for 2002 and each subsequent year. In addition, this table presents calendar year data, not accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this data.
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
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 75

Development of Estimated Reserves for Loss and Loss Expenses

	Calendar year ended December 31,
(In millions)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008

A. Originally reported reserves for unpaid loss and loss expenses:
Gross of reinsurance	$1,978	$2,093	$2,401	$2,865	$3,150	$3,386	$3,514	$3,629	$3,860	$3,925	$4,040
Reinsurance recoverable	138	161	219	513	542	541	537	518	504	528	542

Net of reinsurance	$1,840	$1,932	$2,182	$2,352	$2,608	$2,845	$2,977	$3,111	$3,356	$3,397	$3,498

B. Cumulative net paid as of:
One year later	$522	$591	$697	$758	$799	$817	$907	$944	$1,006	$979
Two years later	833	943	1,116	1,194	1,235	1,293	1,426	1,502	1,547
Three years later	1,067	1,195	1,378	1,455	1,519	1,626	1,758	1,845
Four years later	1,207	1,327	1,526	1,614	1,716	1,823	1,963
Five years later	1,283	1,412	1,623	1,717	1,823	1,945
Six years later	1,333	1,464	1,680	1,778	1,889
Seven years later	1,366	1,496	1,717	1,819
Eight years later	1,390	1,520	1,750
Nine years later	1,409	1,545
Ten years later	1,429

C. Net reserves re-estimated as of:
One year later	$1,724	$1,912	$2,120	$2,307	$2,528	$2,649	$2,817	$2,995	$3,112	$3,074
Two years later	1,728	1,833	2,083	2,263	2,377	2,546	2,743	2,871	2,893
Three years later	1,636	1,802	2,052	2,178	2,336	2,489	2,657	2,724
Four years later	1,615	1,771	2,010	2,153	2,299	2,452	2,578
Five years later	1,608	1,757	1,999	2,127	2,276	2,414
Six years later	1,602	1,733	1,992	2,122	2,259
Seven years later	1,577	1,739	1,994	2,111
Eight years later	1,593	1,746	1,986
Nine years later	1,603	1,741
Ten years later	1,599

D. Cumulative net redundancy as of:
One year later	$(116)	$(20)	$(62)	$(45)	$(80)	$(196)	$(160)	$(116)	$(244)	$(323)
Two years later	(112)	(99)	(99)	(89)	(231)	(299)	(234)	(240)	(463)
Three years later	(204)	(130)	(130)	(174)	(272)	(356)	(320)	(387)
Four years later	(225)	(161)	(172)	(199)	(309)	(393)	(399)
Five years later	(232)	(175)	(183)	(225)	(332)	(431)
Six years later	(238)	(199)	(190)	(230)	(349)
Seven years later	(263)	(193)	(188)	(241)
Eight years later	(247)	(186)	(196)
Nine years later	(237)	(191)
Ten years later	(241)

Net reserves re-estimated—latest	$1,599	$1,741	$1,986	$2,111	$2,259	$2,414	$2,578	$2,724	$2,893	$3,074
Re-estimated recoverable—latest	211	218	245	517	552	532	553	518	525	513

Gross liability re-estimated—latest	$1,810	$1,959	$2,231	$2,628	$2,811	$2,946	$3,131	$3,242	$3,418	$3,587

Cumulative gross redundancy	$(168)	$(134)	$(170)	$(237)	$(339)	$(440)	$(383)	$(387)	$(442)	$(338)

Asbestos and Environmental Reserves
We carried $114 million of net loss and loss expense reserves for asbestos and environmental claims as of year-end 2008, compared with $123 million for such claims as of year-end 2007. These amounts constitute 2.8 percent and 3.1 percent of total loss and loss expense reserves as of these year-end dates.
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
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 76

environmental loss and loss expense data available to date does not reflect a well-defined tail, greatly complicating the identification of an appropriate probabilistic trend family model.

Due to these considerations, our actuarial staff elected to use a paid survival ratio method to estimate reserves for incurred but not yet reported asbestos and environmental claims. Although highly uncertain, reserve estimates obtained via this method have held up reasonably well since 2004. Between 2006 and 2008, total asbestos and environmental reserves decreased 11.6 percent. Our exposure to such claims is limited; therefore, we do not believe that a more detailed reserve analysis would be an appropriate use of resources.
Commercial Lines Insurance Segment Reserves
For the business lines in the commercial lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves. The rise in total gross reserves for our commercial business lines is partially due to normal loss cost inflation and exposure growth in our workers’ compensation business line, the higher level of catastrophe losses in 2008 and an increase in larger surety and executive risk losses, as discussed in Commercial Lines Insurance Results of Operations, Page 51.

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At December 31, 2008
Commercial casualty	$1,046	$327	$527	$1,900	52.0%
Commercial property	135	7	32	174	4.8
Commercial auto	276	48	65	389	10.6
Workers’ compensation	445	353	126	924	25.3
Specialty packages	74	1	10	85	2.3
Surety and executive risk	129	(4)	50	175	4.8
Machinery and equipment	3	3	1	7	0.2

Total	$2,108	$735	$811	$3,654	100.0%

At December 31, 2007
Commercial casualty	$1,035	$389	$524	$1,948	55.1%
Commercial property	104	6	29	139	3.9
Commercial auto	276	48	65	389	11.0
Workers’ compensation	426	315	119	860	24.3
Specialty packages	67	1	9	77	2.3
Surety and executive risk	68	2	42	112	3.2
Machinery and equipment	4	3	1	8	0.2

Total	$1,980	$764	$789	$3,533	100.0%

Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 77

The following table shows net reserve changes at year-end 2008, 2007 and 2006 by commercial line of business and accident year:

	Commercial	Commercial	Commercial	Workers’	Specialty	Surety &	Machinery &
(Dollars in millions)	casualty	property	auto	compensation	packages	exec. risk	equipment	Totals

As of December 31, 2008
2007 accident year	$(93)	$0	$(7)	$(21)	$1	$14	$0	$(106)
2006 accident year	(55)	(7)	5	0	(1)	(2)	1	(59)
2005 accident year	(48)	(2)	(1)	5	(2)	(2)	0	(50)
2004 accident year	(28)	1	(4)	4	(2)	(3)	0	(32)
2003 accident year	(19)	0	1	6	0	(1)	0	(13)
2002 accident year	(4)	0	(2)	1	0	1	0	(4)
2001 and prior accident years	(11)	(2)	0	3	0	0	0	(10)

Deficiency/(redundancy)	$(258)	$(10)	$(8)	$(2)	$(4)	$7	$1	$(274)

Reserves estimated as of December 31, 2007	$1,565	$121	$383	$777	$76	$94	$8	$3,024
Reserves re-estimated as of December 31, 2008	1,307	111	375	775	72	101	9	2,750

Deficiency/(redundancy)	$(258)	$(10)	$(8)	$(2)	$(4)	$7	$1	$(274)

As of December 31, 2007
2006 accident year	$(70)	$(4)	$(15)	$(20)	$1	$3	$(1)	$(106)
2005 accident year	(22)	(13)	(6)	0	2	3	(1)	(37)
2004 accident year	(34)	(1)	1	1	(1)	(1)	0	(35)
2003 accident year	(2)	0	(3)	(1)	0	(3)	0	(9)
2002 accident year	(15)	(1)	1	5	(1)	(3)	0	(14)
2001 accident year	(8)	0	(1)	2	0	1	0	(6)
2000 and prior accident years	2	0	(2)	3	0	1	0	4

Deficiency/(redundancy)	$(149)	$(19)	$(25)	$(10)	$1	$1	$(2)	$(203)

Reserves estimated as of December 31, 2006	$1,483	$170	$386	$713	$84	$83	$9	$2,928
Reserves re-estimated as of December 31, 2007	1,334	151	361	703	85	84	7	2,725

Deficiency/(redundancy)	$(149)	$(19)	$(25)	$(10)	$1	$1	$(2)	$(203)

As of December 31, 2006
2005 accident year	$(52)	$17	$(17)	$(2)	$3	$7	$1	$(43)
2004 accident year	(21)	(3)	1	5	(1)	(3)	0	(22)
2003 accident year	(12)	(3)	1	0	1	(1)	0	(14)
2002 accident year	2	(1)	(2)	(3)	0	1	0	(3)
2001 accident year	(9)	(4)	(2)	(1)	0	1	0	(15)
2000 accident year	(9)	(1)	(1)	1	(1)	0	0	(11)
1999 and prior accident years	2	0	(1)	9	0	0	0	10

Deficiency/(redundancy)	$(99)	$5	$(21)	$9	$2	$5	$1	$(98)

Reserves estimated as of December 31, 2005	$1,359	$160	$386	$634	$73	$63	$6	$2,681
Reserves re-estimated as of December 31, 2006	1,260	165	365	643	75	68	7	2,583

Deficiency/(redundancy)	$(99)	$5	$(21)	$9	$2	$5	$1	$(98)

Overall favorable development for commercial lines reserves of $274 million in 2008 illustrated the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty. Favorable reserve development for the commercial casualty line accounted for 94.2 percent of the segment total in 2008. Five factors, accounting for $182 million of favorable reserve development for the commercial casualty line of business as discussed below, were atypical.
•	Refinements in IBNR reserve allocation – Systems limitations prior to 2006 restricted the detail in which our actuaries could allocate IBNR reserves by accident year. The implementation of new systems at the end of 2005 eliminated those limitations. By the end of 2008, our actuaries had refined their IBNR reserve allocation by accident year to take advantage of the new systems’ flexibility and to more precisely reflect the findings of their quarterly reserve analyses. The new allocation placed a total for all lines of $69 million more reserves in the latest accident year, accident year 2008, than the old allocation would have. Of that $69 million, approximately $49 million was related to commercial lines of business. Accordingly, commercial lines favorable reserve development increased by a like amount for all of calendar year 2008. Commercial casualty’s share of the favorable reserve development was approximately $36 million.

•	Quarter-to-quarter reductions in actuarial reserve estimates – Our actuaries perform a detailed reserve analysis in the fourth quarter of each year, based on data available through the end of the preceding third quarter to estimate reserves the company should carry at the end of the year. Once fourth quarter data becomes available, they update their analysis to reflect the actual data. The actuaries use the updated analysis to estimate the range of reasonable reserves shown in Range of Reasonable Reserves, Page 74, as well as to guide reserving decisions in the first half of the following year. The updated analysis for 2007 reflected reserve estimates that were $66 million lower than the analysis conducted during the fourth quarter, including updated reserve estimates for commercial casualty that were
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 78

approximately $43 million lower. The release in 2008 of $43 million of commercial casualty reserves on prior accident years added to the line’s favorable reserve development.
•	Introduction of additional umbrella reserving model - Our actuaries became increasingly dissatisfied in 2008 with the performance of the reserving model they had been using to estimate commercial umbrella loss reserves, which are a component of our commercial casualty reserves. As a result, they began using blended trends from two separate reserving models to estimate required commercial umbrella reserves as of year-end 2008. If the actuaries had estimated required commercial umbrella reserves as of year-end 2007 in a similar fashion, commercial casualty reserves at year-end 2007 would have been approximately $54 million lower. Accordingly, 2008 favorable reserve development for the commercial casualty line would have been reduced by a like amount.

•	Sooner-than-expected moderation in inflation trend of allocated loss expenses - For some of our commercial casualty coverages, the claims department’s early settlement resolution initiative caused calendar year payments for allocated loss expenses to inflate at a temporarily higher rate beginning in 2005. Based on data available in 2007, our actuaries expected the higher inflation rate to persist through the end of 2007. In 2008, they learned that the inflation rate had reverted to normal in 2007. If our actuaries had recognized this reversion when deriving year-end 2007 reserve estimates, commercial casualty reserves as of year-end 2007 would have been approximately $8 million lower.

•	Unusual deviations from predictions of reserving methods and models - At year-end 2007, our actuaries based loss reserve estimates for commercial multi-peril liability coverages, which are part of the commercial casualty line, on the indications of the reported loss development method and a selected paid loss probabilistic trend family model. In deriving the reported loss development estimate, the actuaries relied heavily on five-year averages to guide their parameter selections. The vast majority of these selections proved high in 2008, some significantly so. Our actuaries also identified a significant deviation in 2008 related to the use of the paid loss probabilistic trend family model. Consideration of premium growth, pricing changes and loss cost trends for commercial multi-peril liability coverages led them to use an index to capture exposure growth that paid loss data for immature accident years could fail to reflect. In 2008, it became apparent that the index was not needed. We believe that the implementation of tighter terms and conditions on general liability policies between 2002 and 2005 played a role in this deviation. If our actuaries had recognized these deviations when deriving year-end 2007 reserve estimates, commercial casualty reserves as of year-end 2007 would have been approximately $39 million lower.
Factors contributing to the remaining $76 million of commercial casualty favorable reserve development were not unusual or unexpected. As noted in Critical Accounting Estimates, Key Assumptions — Loss Reserving, Page 43, our models predict that actual loss and loss expense emergence will differ from projections, and we do not attempt to monitor or identify such normal variations.
Personal Lines Insurance Segment Reserves
For the business lines in the personal lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves. Total gross reserves were down slightly from year-end 2007 due to the decline in premiums and exposures for this segment. However, gross reserves for the homeowner line of business rose slightly on a higher level of catastrophe losses in 2008, as we discussed in Personal Lines Insurance Results of Operations, Page 59.

	Loss reserves		Loss	Total
	Case	IBNR	expense	Gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At December 31, 2008
Personal auto	$141	$(3)	$28	$166	43.5%
Homeowners	67	17	15	99	26.0
Other personal	53	52	11	116	30.5

Total	$261	$66	$54	$381	100.0%

At December 31, 2007
Personal auto	$163	$(4)	$30	$189	48.2%
Homeowners	61	8	14	83	21.0
Other personal	54	54	12	120	30.8

Total	$278	$58	$56	$392	100.0%

Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 79

The following table shows net reserve changes at year-end 2008, 2007 and 2006 by personal line of business and accident year:

	Personal		Other
(Dollars in millions)	auto	Homeowner	personal	Totals

As of December 31, 2008
2007 accident year	$11	$(1)	$(8)	$2
2006 accident year	(4)	(3)	(5)	(12)
2005 accident year	(9)	(1)	(8)	(18)
2004 accident year	(5)	(2)	(3)	(10)
2003 accident year	(2)	(1)	(4)	(7)
2002 accident year	(1)	0	(1)	(2)
2001 and prior accident years	(1)	0	(1)	(2)

Deficiency/(redundancy)	$(11)	$(8)	$(30)	$(49)

Reserves estimated as of December 31, 2007	$189	$77	$107	$373
Reserves re-estimated as of December 31, 2008	178	69	77	324

Deficiency/(redundancy)	$(11)	$(8)	$(30)	$(49)

As of December 31, 2007
2006 accident year	$3	$(7)	$(11)	$(15)
2005 accident year	5	0	(5)	0
2004 accident year	(2)	(3)	(10)	(15)
2003 accident year	(3)	(1)	(1)	(5)
2002 accident year	(1)	0	(4)	(5)
2001 accident year	0	0	(1)	(1)
2000 and prior accident years	0	1	(1)	0

Deficiency/(redundancy)	$2	$(10)	$(33)	$(41)

Reserves estimated as of December 31, 2006	$206	$104	$118	$428
Reserves re-estimated as of December 31, 2007	208	94	85	387

Deficiency/(redundancy)	$2	$(10)	$(33)	$(41)

As of December 31, 2006
2005 accident year	$4	$5	$(7)	$2
2004 accident year	6	1	(2)	5
2003 accident year	(3)	0	(4)	(7)
2002 accident year	(2)	(1)	(4)	(7)
2001 accident year	(2)	0	(2)	(4)
2000 accident year	(1)	0	(3)	(4)
1999 and prior accident years	0	0	(3)	(3)

Deficiency/(redundancy)	$2	$5	$(25)	$(18)

Reserves estimated as of December 31, 2005	$213	$99	$118	$430
Reserves re-estimated as of December 31, 2006	215	104	93	412

Deficiency/(redundancy)	$2	$5	$(25)	$(18)

Favorable development for personal lines segment reserves illustrates the potential for revisions inherent in estimating reserves. As discussed in Commercial Lines Insurance Segment Reserves, Page 77, several atypical factors contributed to commercial lines favorable reserve development in 2008, two of which also contributed to personal lines favorable reserve development. First, during 2008, we refined our allocation of IBNR reserves by accident year. The new allocation placed approximately $20 million more reserves in the latest accident year, accident year 2008, than would have occurred using the prior allocation method. Accordingly, favorable reserve development increased by the same amount for calendar year 2008. Also during 2008, we began using blended trends from two separate reserving models to estimate required personal umbrella reserves as of year-end 2008. This added approximately $14 million of savings from development on prior accident years to the other personal business line.
Life Insurance Policyholder Obligations and Reserves
Gross Life Insurance Policyholder Obligations
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
Our estimates of gross life, annuity and disability obligations do not reflect net recoveries from reinsurance agreements. Ceded life reinsurance receivables were $206 million at year-end 2008. As discussed in 2009 Reinsurance Programs, Page 81, we purchase reinsurance to mitigate or life insurance risk exposure. At year-end 2008, ceded death benefits represented approximately 51.2 percent of our total policy face amounts in force.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 80

These estimated cash outflows are undiscounted with respect to interest. As a result, the sum of the cash outflows for all years of $3.513 billion (total of life insurance obligations) exceeds the liabilities recorded in life policy reserves and separate accounts for future policy benefits and claims of $2.144 billion (total of life insurance policy reserves and separate account policy reserves). Separate account policy reserves make up all but $1 million of separate accounts liabilities.
We have made significant assumptions to determine the estimated undiscounted cash flows of these policies and contracts that include mortality, morbidity, future lapse rates and interest crediting rates. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.
Life Insurance Reserves
Gross life policy reserves were $1.551 billion at year-end 2008, compared with $1.478 billion at year-end 2007. We establish reserves for traditional life insurance policies based on expected expenses, mortality, morbidity, withdrawal rates and investment yields, including a provision for uncertainty. Once these assumptions are established, they generally are maintained throughout the lives of the contracts. We use both our own experience and industry experience adjusted for historical trends in arriving at our assumptions for expected mortality, morbidity and withdrawal rates. We use our own experience and historical trends for setting our assumptions for expected expenses. We base our assumptions for expected investment income on our own experience adjusted for current economic conditions.
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
2009 Reinsurance Programs
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
Reinsurance mitigates the risk of highly uncertain exposures and limits the maximum net loss that can arise from large risks or risks concentrated in areas of exposure. Management’s decisions about the appropriate level of risk retention are affected by various factors, including changes in our underwriting practices, capacity to retain risks and reinsurance market conditions. Reinsurance does not relieve us of our obligation to pay covered claims. The financial strength of our reinsurers is important because our ability to recover for losses covered under any reinsurance agreement depends on the financial viability of the reinsurer.
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
Primary components of the 2009 property and casualty reinsurance program include:
•	Property per risk treaty — The primary purpose of the property treaty is to provide capacity up to $25 million, adequate for the majority of the risks we write. It also includes protection for extra-contractual liability coverage losses. We retain the first $5 million of each loss, up from the $4 million retention in 2008. Losses between $5 million and $25 million are reinsured at 100 percent. The ceded premium is estimated at $34 million for 2009, compared with $37 million in 2008 and $35 million in 2007.

•	Casualty per occurrence treaty — The casualty treaty provides capacity up to $25 million. Similar to the property treaty, it provides sufficient capacity to cover the vast majority of casualty accounts we insure and also includes protection for extra-contractual liability coverage losses. We retain the first $6 million of each loss, up from the $5 million retention in 2008. Losses between $6 million and $25 million are
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 81

reinsured at 100 percent. The ceded premium is estimated at $40 million in 2009, compared with $43 million in 2008 and $50 million in 2007.
•	Casualty excess treaties — We purchase a casualty reinsurance treaty that provides an additional $25 million in protection for certain casualty losses. This treaty, along with the casualty per occurrence treaty, provides a total of $50 million of protection for workers’ compensation, extra-contractual liability coverage and clash coverage losses, which would apply when a single occurrence involved multiple policyholders of The Cincinnati Insurance Companies or multiple coverages for one insured. The ceded premium is estimated at $2 million in 2009, unchanged from 2008.

We purchase a second casualty excess treaty, which provides an additional $20 million in casualty loss coverage. This treaty also provides catastrophic coverage for workers’ compensation and extra-contractual liability coverage losses. The ceded premium is estimated at less than $1 million for 2009, similar to the premium we paid in 2008.

•	Property catastrophe treaty — To protect against catastrophic events such as wind and hail, hurricanes or earthquakes, we purchase property catastrophe reinsurance with a limit up to $500 million. For the 2009 treaty, ceded premiums are estimated at $48.6 million compared with $41.3 million in 2008 and $48 million in 2007. We retain the first $45 million of any loss and varying shares of losses up to $500 million:
o	33 percent of losses between $45 million and $70 million

o	19 percent of losses between $70 million and $105 million

o	14 percent of losses between $105 million and $200 million

o	20 percent of losses between $200 million and $300 million

o	18 percent of losses between $300 million and $400 million and

o	7 percent of losses between $400 million and $500 million.
After reinsurance, our maximum exposure to a catastrophic event that caused $500 million in covered losses would be $118 million compared with $105 million in 2008. The largest catastrophe loss in our history was Hurricane Ike in September 2008, which was estimated to be $129 million before reinsurance. The treaty contains one reinstatement provision.
Individual risks with insured values in excess of $25 million, as identified in the policy, are handled through a different reinsurance mechanism. We typically reinsure property coverage for individual risks with insured values between $25 million and $65 million under an automatic facultative treaty. For risks with property values exceeding $65 million, we negotiate the purchase of facultative coverage on an individual certificate basis. For casualty coverage on individual risks with limits exceeding $25 million, facultative reinsurance coverage is placed on an individual certificate basis.
Terrorism coverage at various levels has been secured in most of our reinsurance agreements. The broadest coverage for this peril is found in the property and casualty working treaties, which provide coverage for commercial and personal risks. Our property catastrophe treaty provides coverage for personal risks, and the majority of its reinsurers provide limited coverage for commercial risks with total insured values of $10 million or less. For insured values between $10 million and $25 million, there also may be coverage in the property working treaty.
Reinsurance protection for the company’s surety business is covered under separate treaties with many of the same reinsurers that write the property casualty working treaties.
CSU, the company’s newly formed surplus lines subsidiary, has purchased a property and casualty reinsurance treaty for 2009 through Swiss Reinsurance America Corporation. Primary components of the treaty include:
•	Property per risk treaty — The property treaty provides limits up to $5 million, which provides adequate capacity for the risk profile we expect to write in 2009. We retain the first $1 million of any policy loss. Losses between $1 million and $5 million are reinsured at 100 percent.

•	Casualty per occurrence treaty — The casualty treaty provides limits up to $5 million, which provides adequate capacity for the risk profile we expect to write in 2009. We retain the first $1 million of any policy loss. Losses between $1 million and $5 million are reinsured at 100 percent.

•	Basket retention — CSU has purchased this coverage to limit our retention to $1 million in the event that the same occurrence results in both a property and a casualty loss.

•	Property catastrophe treaty — As a subsidiary of The Cincinnati Insurance Company, CSU has been added as a named insured under our property catastrophe treaty. All terms and conditions of this treaty apply to policies underwritten by CSU.
For property or casualty risks with limits exceeding $5 million, underwriters place facultative reinsurance coverage on an individual certificate basis. The combined property and casualty treaty provides protection on
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 82

a participating basis for extra contractual obligations, as well as exposure to losses in excess of policy limits. The limit is $5 million for both property and casualty.
Cincinnati Life, our life insurance business, purchases reinsurance under separate treaties with many of the same reinsurers that write the property casualty working treaties. In 2005, we modified our reinsurance protection for our term life insurance business due to changes in the marketplace that affected the cost and availability of reinsurance for term life insurance. We are retaining no more than a $500,000 exposure, ceding the balance using excess over retention mortality coverage, and retaining the policy reserve. Retaining the policy reserve has no direct impact on GAAP results. However, because of the conservative nature of statutory reserving principles, retaining the policy reserve unduly depresses our statutory earnings and requires a large commitment of our capital. We also have catastrophe reinsurance coverage on our life insurance operations that reimburses us up to $50 million for covered net losses in excess of $10 million. The treaty contains a reinstatement provision, provided the covered losses are not due to terrorism, and contains protection for extra-contractual liability coverage losses. For term life insurance business written prior to 2005, we retain 10 percent to 25 percent of each term policy, not to exceed $500,000, ceding the balance of mortality risk and policy reserve.
The NAIC recently rejected a package of industry proposals to relax certain statutory reserve and capital requirements. Due to our strong capital position, we do not intend to seek permission from the Ohio Department of Insurance to use these proposals as permitted practices. We continue to monitor the marketplace for attractive alternatives to finance the redundant statutory reserve strain associated with our term life insurance products.
Safe Harbor Statement
This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in our Item 1A, Risk Factors, Page 25. Although we often review or update our forward-looking statements when events warrant, we caution our readers that we undertake no obligation to do so.
Factors that could cause or contribute to such differences include, but are not limited to:
•	Further decline in overall stock market values negatively affecting the company’s equity portfolio and book value

•	Events, such as the credit crisis, followed by prolonged periods of economic instability, that lead to:
o	Significant or prolonged decline in the value of a particular security or group of securities and impairment of the asset(s)

o	Significant decline in investment income due to reduced or eliminated dividend payouts from a particular security or group of securities

o	Significant rise in losses from surety and director and officer policies written for financial institutions
•	Recession or other economic conditions or regulatory, accounting or tax changes resulting in lower demand for insurance products

•	Prolonged low interest rate environment or other factors that limit the company’s ability to generate growth in investment income or interest rate fluctuations that result in declining values of fixed-maturity investments, including declines in accounts in which we hold bank-owned life insurance contract assets

•	Further deterioration in the banking sector or with banks with which we have relationships

•	Changing consumer buying habits and consolidation of independent insurance agencies that could alter our competitive advantages

•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes

•	Increased frequency and/or severity of claims

•	Delays or inadequacies in the development, implementation, performance and benefits of technology projects and enhancements

•	Ability to obtain adequate reinsurance on acceptable terms, amount of reinsurance purchased, financial strength of reinsurers and the potential for non-payment or delay in payment by reinsurers

•	Increased competition that could result in a significant reduction in the company’s premium growth rate

•	Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:
o	Multi-notch downgrades of the company’s financial strength ratings
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 83

o	Concerns that doing business with the company is too difficult

o	Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace
•	Underwriting and pricing methods adopted by competitors that could allow them to identify and flexibly price risks, which could decrease our competitive advantages

•	Personal lines pricing and loss trends that lead management to conclude that this segment could not attain sustainable profitability, which could prevent the capitalization of policy acquisition costs

•	Actions of insurance departments, state attorneys general or other regulatory agencies, including a change to a federal system of regulation from a state-based system, that:
o	Restrict our ability to exit or reduce writings of unprofitable coverages or lines of business

o	Place the insurance industry under greater regulatory scrutiny or result in new statutes, rules and regulations

o	Increase our expenses

o	Add assessments for guaranty funds, other insurance related assessments or mandatory reinsurance arrangements; or that impair our ability to recover such assessments through future surcharges or other rate changes

o	Limit our ability to set fair, adequate and reasonable rates

o	Place us at a disadvantage in the marketplace

o	Restrict our ability to execute our business model, including the way we compensate agents
•	Adverse outcomes from litigation or administrative proceedings

•	Events or actions, including unauthorized intentional circumvention of controls, that reduce the company’s future ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002

•	Inaccurate estimates or assumptions used for critical accounting estimates

•	Unforeseen departure of certain executive officers or other key employees due to retirement, health or other causes that could interrupt progress toward important strategic goals or diminish the effectiveness of certain longstanding relationships with insurance agents and others

•	Events, such as an epidemic, natural catastrophe or terrorism, that could hamper our ability to assemble our workforce at our headquarters location
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
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 84

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Introduction
Market risk is the potential for a decrease in securities value resulting from broad yet uncontrollable forces such as: inflation, economic growth, interest rates, world political conditions or other widespread unpredictable events. It is comprised of many individual risks that, when combined, create a macroeconomic impact. The company accepts and manages risks in the investment portfolio as part of the means of achieving portfolio objectives. Some of the risks are:
•	Political — the potential for a decrease in fair value due to the real or perceived impact of governmental policies or conditions

•	Regulatory — the potential for a decrease in fair value due to the impact of legislative proposals or changes in laws or regulations

•	Economic — the potential for a decrease in value due to changes in general economic factors (recession, inflation, deflation, etc.)

•	Revaluation — the potential for a decrease in fair value due to a change in relative value (change in market multiple) of the market brought on by general economic factors

•	Interest-rate — the potential for a decrease in fair value of a security or portfolio due to its sensitivity to changes (increases or decreases) in the general level of interest rates

•	Company-specific risk is the potential for a particular issuer to experience a decline in value due to the impact of sector or market risk on the holding or because of issues specific to the firm:

•	Fraud — the potential for a negative impact on an issuer’s performance due to actual or alleged illegal or improper activity of individuals it employs

•	Credit — the potential for deterioration in an issuer’s financial profile due to specific company issues, problems it faces in the course of its operations or industry-related issues

•	Default — the possibility that an issuer will not make a required payment (interest payment or return of principal) on its debt. Generally this occurs after its financial profile has deteriorated (credit risk) and it no longer has the means to make its payments
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
Risks associated with the five asset classes described in Item 1, Investments Segment, Page 17, can be summarized as follows (H — high, A — average, L — low):

	Taxable	Tax-exempt	Common	Preferred	Short-term
	fixed maturities	fixed maturities	equities	equities	investments

Political	A	H	A	A	L
Regulatory	A	A	A	A	L
Economic	A	A	H	A	L
Revaluation	A	A	H	A	L
Interest rate	H	H	A	H	L
Fraud	A	L	A	A	L
Credit	A	L	A	A	L
Default	A	L	A	A	L
Fixed-maturity Investments
For investment-grade corporate bonds, the inverse relationship between interest rates and bond prices leads to falling bond values during periods of increasing interest rates. Although the potential for a worsening financial condition, and ultimately default, does exist with investment-grade corporate bonds, their higher-quality financial profiles make credit risk less of a concern than for lower-quality investments. We address this risk by consistently investing within a particular maturity range. Over the years, this approach has provided the portfolio with a laddered maturity schedule, which we believe is less subject to large swings in
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 85

value due to interest rate changes. While a single maturity range may see values drop due to general interest rate levels, other maturity ranges would typically be less affected by those changes. Additionally, purchases are spread across a wide spectrum of industries and companies, diversifying our holdings and minimizing the impact of specific industries or companies with greater sensitivities to interest rate fluctuations.
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
The primary risks related to tax-exempt bonds are interest rate risk and political risk associated with the specific economic environment within the political boundaries of the issuing municipal entity. We address these concerns by focusing on municipalities’ general-obligation debt and on essential-service bonds. Essential-service bonds derive a revenue stream from municipal services that are vital to the people living in the area (water service, sewer service, etc.). Another risk related to tax-exempt bonds is regulatory risk or the potential for legislative changes that would negate the benefit of owning tax-exempt bonds. We monitor regulatory activity for situations that may negatively affect current holdings and our ongoing strategy for investing in these securities.
The final, less significant risk is our exposure to credit risk for a portion of the tax-exempt portfolio that has support from corporate entities. Examples are bonds insured by corporate bond insurers or bonds with interest payments made by a corporate entity through a municipal conduit/authority. Our decisions regarding these investments primarily consider the underlying municipal situation. The existence of third-party insurance is intended to reduce risk in the event of default. In circumstances in which the municipality is unable to meet its obligations, risk would be increased if the insuring entity were experiencing financial duress. Because of our diverse exposure and selection of higher-rated entities with strong financial profiles, we do not believe this is a material concern as we discuss in Item 1, Investments Segment, Page 17.
Interest Rate Sensitivity Analysis
Because of our strong surplus, long-term investment horizon and ability to hold most fixed-maturity investments to maturity, we believe the company is well positioned if interest rates were to rise. A higher rate environment would provide the opportunity to invest cash flow in higher-yielding securities, while reducing the likelihood of untimely redemptions of currently callable securities. While higher interest rates would be expected to continue to increase the number of fixed-maturity holdings trading below 100 percent of book value, we believe lower fixed-maturity security values due solely to interest rate changes would not signal a decline in credit quality.
Our dynamic financial planning model uses analytical tools to assess market risks. As part of this model, the effective duration of the fixed-maturity portfolio is continually monitored by our investment department to evaluate the theoretical impact of interest rate movements.
The table below summarizes the effect of hypothetical changes in interest rates on the fixed-maturity portfolio:

	Fair value of	Effective duration
	fixed maturity	100 basis point	100 basis point
(In millions)	portfolio	spread decrease	spread increase

At December 31, 2008	$5,827	$6,141	$5,514

At December 31, 2007	5,848	6,131	5,565
The effective duration of the fixed maturity portfolio was 5.4 years at year-end 2008, compared with 4.8 years at year-end 2007. A 100 basis point movement in interest rates would result in an approximately 5.4 percent change in the fair value of the fixed maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its market value are to changes in the general level of interest rates, exclusive of call features. The market values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.
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
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 86

Short-Term Investments
Our short-term investments consist primarily of commercial paper, demand notes or bonds purchased within one year of maturity. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as taxes. At year-end 2008, short-term investments included $16 million that were frozen in The Reserve’s Primary Fund. Between mid-September and year-end 2008, the fund had returned approximately $71 million to us in its liquidation process. In February 2009, the fund returned $6 million of the year-end balance and we expect to receive the remainder during 2009.
Equity Investments
Common stocks are subject to a variety of risk factors encompassed under the umbrella of market risk. General economic swings influence the performance of the underlying industries and companies within those industries. As we saw in 2008, a downturn in the economy can have a negative effect on an equity portfolio. Industry- and company-specific risks also have the potential to substantially affect the value of our portfolio. We implemented new investment guidelines in 2008 to help address these risks by diversifying the portfolio and establishing parameters to help manage exposures.
Our equity holdings represented $2.896 billion in fair value and contributed all of the unrealized appreciation of the portfolio at year-end 2008. See Item 1, Investments Segment, Page 17, for additional details on our holdings.
The primary risks related to preferred stocks are similar to those related to investment grade corporate bonds. Falling interest rates adversely affect market values due to the normal inverse relationship between rates and yields. Credit risk exists due to the subordinate position of preferred stocks in the capital structure. We minimize this risk by primarily purchasing investment grade preferred stocks of issuers with a strong history of paying a common stock dividend. Events of 2008 indicated that the risk related to preferred stocks is greater because they would not receive preferential treatment in a government-sponsored restructuring.
Application of Asset Impairment Policy
As discussed in Item 7, Critical Accounting Estimates, Asset Impairment, Page 45, our fixed-maturity and equity investment portfolios are our largest assets. The company’s asset impairment committee monitors a number of significant factors for indications that the value of investments trading below the carrying amount may not be recoverable. The application of our impairment policy resulted in other-than-temporary impairment charges that reduced our income before income taxes by $510 million in 2008, $16 million in 2007 and $1 million in 2006. Impairments are discussed in Item 7, Investment Results of Operations, Page 66.
We expect the number of securities trading below 100 percent of book value to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, book values for some securities have been revised due to impairment charges recognized in prior periods. At year-end 2008, 944 of the 2,233 securities we owned were trading below 100 percent of book value compared with 373 of the 2,053 securities we owned at year-end 2007 and 679 of the 1,973 securities we owned at year-end 2006.
When evaluating the potential for future other-than-temporary impairments, we consider our intent and ability to retain a security for a period adequate to recover its cost. Because of our investment philosophy and strong capitalization, we can hold securities that might otherwise be deemed impaired until their scheduled redemption as we evaluate their potential for recovery based on economic, industry or company factors.
The 944 holdings trading below book value at year-end 2008 represented 40.3 percent of invested assets and $596 million in unrealized losses. We deem the risk related to securities trading between 70 percent and 100 percent of book value to be relatively minor and at least partially offset by the earned income potential of these investments.
•	585 of these holdings were trading between 90 percent and 100 percent of book value. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 585 securities was $2.081 billion at year-end 2008, and they accounted for $88 million in unrealized losses.

•	276 of these holdings were trading between 70 percent and 90 percent of book value. The fair value of these holdings was $1.177 billion, and they accounted for $302 million in unrealized losses. These securities, which are being closely monitored, have been affected by a combination of factors including wider credit spreads driven primarily by the distress in the mortgage market, slumping real estate valuations, the effects of a slowing economy and the effects of higher interest rates on longer duration instruments. The majority of these securities are in the financial-related sectors.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 87

•	83 securities were trading below 70 percent of book value at year-end 2008. The fair value of these holdings was $322 million, and they accounted for $206 million in unrealized losses. The real estate sector accounted for $53 million of the unrealized losses, industrials accounted for $48 million, health care for $27 million, technology-related for $23 million and the financial sector for $20 million. No other sector accounted for more than 10 percent of the unrealized losses. We believe that normalization of macro economic conditions has the potential to result in fair value recoveries within the individual recovery periods identified for each security.
The following table summarizes the length of time securities in the investment portfolio have been in a continuous unrealized gain or loss position.

	6 Months or less		> 6 - 12 Months		> 12 - 24 Months		> 24 - 36 Months
	Number	Gross	Number	Gross	Number	Gross	Number	Gross
	of	unrealized	of	unrealized	of	unrealized	of	unrealized
(Dollars in millions)	issues	gain/loss	issues	gain/loss	issues	gain/loss	issues	gain/loss

At December 31, 2008
Taxable fixed maturities:
Trading below 70% of book value	73	$(102)	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	244	(75)	164	(95)	35	(17)	41	(16)
Trading at 100% and above of book value	171	34	3	1	31	1	77	9

Total	488	(143)	167	(94)	66	(16)	118	(7)

Tax-exempt fixed maturities:
Trading below 70% of book value	4	(4)	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	56	(7)	239	(16)	18	(2)	24	(2)
Trading at 100% and above of book value	591	29	0	0	123	10	238	21

Total	651	18	239	(16)	141	8	262	19

Common equities:
Trading below 70% of book value	5	(99)	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	19	(135)	2	(11)	0	0	0	0
Trading at 100% and above of book value	7	8	2	3	1	5	15	1,061

Total	31	(226)	4	(8)	1	5	15	1,061

Preferred equities:
Trading below 70% of book value	1	(1)	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	8	(5)	3	(3)	4	(6)	0	0
Trading at 100% and above of book value	16	1	3	1	0	0	0	0

Total	25	(5)	6	(2)	4	(6)	0	0

Short-term investments:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	0	0	4	0	0	0	0	0
Trading at 100% and above of book value	1	0	0	0	0	0	0	0

Total	1	0	4	0	0	0	0	0

Summary:
Trading below 70% of book value	83	(206)	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	327	(222)	412	(125)	57	(25)	65	(18)
Trading at 100% and above of book value	786	72	8	5	155	16	330	1,091

Total	1,196	$(356)	420	$(120)	212	$(9)	395	$1,073

Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 88

The following table summarizes the investment portfolio:

				Gross	Gross
	Number	Book	Fair	unrealized	investment
(Dollars in millions)	of issues	value	value	gain/loss	income

At December 31, 2008
Taxable fixed maturities:
Trading below 70% of book value	73	$272	$170	$(102)	$16
Trading at 70% to less than 100% of book value	484	1,974	1,771	(203)	113
Trading at 100% and above of book value	282	1,108	1,153	45	68
Securities sold in current year	—	—	—	—	22

Total	839	3,354	3,094	(260)	219

Tax-exempt fixed maturities:
Trading below 70% of book value	4	9	5	(4)	1
Trading at 70% to less than 100% of book value	337	708	681	(27)	29
Trading at 100% and above of book value	952	1,987	2,047	60	82
Securities sold in current year	—	—	—	—	2

Total	1,293	2,704	2,733	29	114

Common equities:
Trading below 70% of book value	5	242	143	(99)	8
Trading at 70% to less than 100% of book value	21	814	668	(146)	27
Trading at 100% and above of book value	25	833	1,910	1,077	131
Securities sold in current year	—	—	—	—	9

Total	51	1,889	2,721	832	175

Preferred equities:
Trading below 70% of book value	1	5	4	(1)	0
Trading at 70% to less than 100% of book value	15	98	84	(14)	7
Trading at 100% and above of book value	19	85	87	2	9
Securities sold in current year	—	—	—	—	4

Total	35	188	175	(13)	20

Short-term investments:
Trading below 70% of book value	0	0	0	0	0
Trading at 70% to less than 100% of book value	4	54	54	0	0
Trading at 100% and above of book value	1	30	30	0	0
Securities sold in current year	—	—	—	—	2

Total	5	84	84	0	2

Portfolio summary:
Trading below 70% of book value	83	528	322	(206)	25
Trading at 70% to less than 100% of book value	861	3,648	3,258	(390)	176
Trading at 100% and above of book value	1,279	4,043	5,227	1,184	290
Investment income on securities sold in current year	—	—	—	—	39

Total	2,223	$8,219	$8,807	$588	$530

At December 31, 2007
Portfolio summary:
Trading below 70% of book value	3	$18	$12	$(6)	$0
Trading at 70% to less than 100% of book value	370	2,064	1,882	(182)	92
Trading at 100% and above of book value	1,680	6,777	10,304	3,527	473
Investment income on securities sold in current year	—	—	—	—	36

Total	2,053	$8,859	$12,198	$3,339	$601

Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 89

Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 90

Item 8. Financial Statements and Supplementary Data
Responsibility For Financial Statements
We have prepared the consolidated financial statements of Cincinnati Financial Corporation and our subsidiaries for the year ended December 31, 2008, in accordance with accounting principles generally accepted in the United States of America (GAAP).
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
Deloitte & Touche LLP, our independent registered public accounting firm, audited the consolidated financial statements of Cincinnati Financial Corporation and subsidiaries for the year ended December 31, 2008. Their report is on Page 93. Deloitte’s auditors met with our audit committee to discuss the results of their examination. They have the opportunity to discuss the adequacy of internal controls and the quality of financial reporting without management present.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 91

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
The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the company maintained effective internal control over financial reporting as of December 31, 2008. The assessment led management to conclude that, as of December 31, 2008, the company’s internal control over financial reporting was effective based on those criteria.
The company’s independent registered public accounting firm has issued an audit report on our internal control over financial reporting as of December 31, 2008. This report appears on Page 93.

/S/ Kenneth W. Stecher
Kenneth W. Stecher
Director, President and Chief Executive Officer

/S/ Steven J. Johnston
Steven J. Johnston, FCAS, MAAA, CFA
Chief Financial Officer, Senior Vice President, Secretary and Treasurer
February 27, 2009
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 92

Report Of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Cincinnati Financial Corporation
Fairfield, Ohio
We have audited the accompanying consolidated balance sheets of Cincinnati Financial Corporation and subsidiaries (the company) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(c). We also have audited the company’s internal control over financial reporting as of December 31, 2008, based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The company’s management is responsible for these financial statements and financial schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting report. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ Deloitte & Touche LLP
Cincinnati, Ohio
February 27, 2009
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 93

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Dollars in millions except per share data)	2008	2007
ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2008—$6,058; 2007—$5,783) (includes securities pledged to creditors: 2008—$0; 2007—$745)	$5,827	$5,848
Equity securities, at fair value (cost: 2008—$2,077; 2007—$2,975)	2,896	6,249
Short-term investments, at fair value (amortized cost: 2008—$84; 2007—$101)	84	101
Other invested assets	83	63

Total investments	8,890	12,261

Cash and cash equivalents	1,009	226
Securities lending collateral invested	0	760
Investment income receivable	98	124
Finance receivable	71	92
Premiums receivable	1,059	1,107
Reinsurance receivable	759	754
Prepaid reinsurance premiums	15	13
Deferred policy acquisition costs	509	461
Deferred income tax	126	0
Land, building and equipment, net, for company use (accumulated depreciation:
2008—$297; 2007—$276)	236	239
Other assets	49	72
Separate accounts	548	528

Total assets	$13,369	$16,637

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$4,086	$3,967
Life policy reserves	1,551	1,478
Unearned premiums	1,544	1,564
Securities lending payable	0	760
Other liabilities	618	574
Deferred income tax	0	977
Note payable	49	69
6.125% senior notes due 2034	371	371
6.9% senior debentures due 2028	28	28
6.92% senior debentures due 2028	392	392
Separate accounts	548	528

Total liabilities	9,187	10,708

Commitments and contingent liabilities (Note 16)	—	—

SHAREHOLDERS’ EQUITY
Common stock, par value—$2 per share; (authorized: 2008—500 million shares, 2007—500 million shares; issued: 2008—196 million shares, 2007—196 million shares)	393	393
Paid-in capital	1,069	1,049
Retained earnings	3,579	3,404
Accumulated other comprehensive income	347	2,151
Treasury stock at cost (2008—34 million shares, 2007—30 million shares)	(1,206)	(1,068)

Total shareholders’ equity	4,182	5,929

Total liabilities and shareholders’ equity	$13,369	$16,637

Accompanying notes are an integral part of these statements.

Cincinnati Financial Corporation — Annual Report on 10-K — Page 94

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(In millions except per share data)	2008	2007	2006
REVENUES
Earned premiums
Property casualty	$3,010	$3,125	$3,163
Life	126	125	115
Investment income, net of expenses	537	608	570
Realized investment gains and losses	138	382	684
Other income	13	19	18

Total revenues	3,824	4,259	4,550

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	2,193	1,963	2,128
Commissions	576	624	630
Other operating expenses	411	362	354
Taxes, licenses and fees	68	75	77
Increase in deferred policy acquisition costs	(17)	(9)	(21)
Interest expense	53	52	53

Total benefits and expenses	3,284	3,067	3,221

INCOME BEFORE INCOME TAXES	540	1,192	1,329

PROVISION (BENEFIT) FOR INCOME TAXES
Current	238	325	404
Deferred	(127)	12	(5)

Total provision for income taxes	111	337	399

NET INCOME	$429	$855	$930

PER COMMON SHARE
Net income—basic	$2.63	$5.01	$5.36
Net income—diluted	2.62	4.97	5.30
Accompanying notes are an integral part of these statements.

Cincinnati Financial Corporation — Annual Report on 10-K — Page 95

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Years ended December 31,
(In millions)	2008	2007	2006
COMMON STOCK
Beginning of year	$393	$391	$389
Stock options exercised	0	2	2

End of year	393	393	391

PAID-IN CAPITAL
Beginning of year	1,049	1,015	969
Stock options exercised	4	19	28
Share-based compensation	15	14	17
Other	1	1	1

End of year	1,069	1,049	1,015

RETAINED EARNINGS
Beginning of year	3,404	2,786	2,088
Cumulative effect of change in accounting for hybrid financial securities	0	5	0
Cumulative effect of change in accounting for uncertain tax positions	0	(1)	0

Adjusted beginning of year	3,404	2,790	2,088
Net income	429	855	930
Dividends declared	(254)	(241)	(232)

End of year	3,579	3,404	2,786

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	2,151	3,379	3,284
Cumulative effect of change in accounting for hybrid financial securities	0	(5)	0

Adjusted beginning of year	2,151	3,374	3,284
Other comprehensive income (loss), net	(1,804)	(1,223)	127
Cumulative effect of change in accounting for pension obligations	0	0	(32)

End of year	347	2,151	3,379

TREASURY STOCK
Beginning of year	(1,068)	(763)	(644)
Purchase	(139)	(306)	(120)
Reissued	1	1	1

End of year	(1,206)	(1,068)	(763)

Total shareholders’ equity	$4,182	$5,929	$6,808

COMMON STOCK — NUMBER OF SHARES OUTSTANDING
Beginning of year	166	173	174
Shares issued	0	0	1
Purchase of treasury shares	(4)	(7)	(2)

End of year	162	166	173

COMPREHENSIVE INCOME
Net income	$429	$855	$930
Net unrealized investment gains and losses, net of deferred income tax of 2008 — $(972); 2007—$(667); 2006—$54	(1,794)	(1,231)	127
Pension obligations	(10)	8	0

Total comprehensive income (loss)	$(1,375)	$(368)	$1,057

Accompanying notes are an integral part of these statements.

Cincinnati Financial Corporation — Annual Report on 10-K — Page 96

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In millions)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$429	$855	$930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	32	36	38
Realized gains on investments	(138)	(382)	(684)
Share-based compensation	15	14	17
Interest credited to contract holders	34	36	31
Changes in:
Investment income receivable	26	(3)	(3)
Premiums and reinsurance receivable	43	(50)	(13)
Deferred policy acquisition costs	(17)	(8)	(21)
Other assets	5	(4)	17
Loss and loss expense reserves	119	71	235
Life policy reserves	67	101	81
Unearned premiums	(20)	(15)	20
Other liabilities	(25)	64	(5)
Deferred income tax	(127)	12	(5)
Current income tax	41	(22)	(23)

Net cash provided by operating activities	484	705	615

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	167	321	110
Call or maturity of fixed maturities	1,029	520	343
Sale of equity securities	2,052	812	859
Collection of finance receivables	36	37	35
Purchase of fixed maturities	(1,695)	(924)	(753)
Purchase of equity securities	(771)	(769)	(689)
Change in short-term investments, net	20	(5)	(15)
Investment in buildings and equipment, net	(36)	(70)	(52)
Investment in finance receivables	(17)	(23)	(41)
Change in other invested assets, net	(17)	(1)	(11)
Change in securities lending collateral invested	741	(760)	0

Net cash provided by (used in) investing activities	1,509	(862)	(214)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(250)	(240)	(228)
Purchase of treasury shares	(139)	(307)	(120)
Change in notes payable	(20)	20	49
Proceeds from stock options exercised	4	19	27
Contract holder funds deposited	25	12	32
Contract holder funds withdrawn	(66)	(79)	(78)
Change in securities lending payable	(760)	760	0
Excess tax benefits on share-based compensation	0	2	2
Other	(4)	(6)	(2)

Net cash provided by (used in) financing activities	(1,210)	181	(318)

Net increase in cash and cash equivalents	783	24	83
Cash and cash equivalents at beginning of year	226	202	119

Cash and cash equivalents at end of period	$1,009	$226	$202

Supplemental disclosures of cash flow information:
Interest paid (net of capitalized interest: 2008—3$; 2007—$4; 2006—$2)	$53	$51	$53
Income taxes paid	197	346	429
Non-cash activities:
Conversion of securities	$25	$20	$50
Equipment acquired under capital lease obligations	2	12	12
Accompanying notes are an integral part of these statements.

Cincinnati Financial Corporation — Annual Report on 10-K — Page 97

Notes To Consolidated Financial Statements
1. Summary Of Significant Accounting Policies
Nature of Operations
Cincinnati Financial operates through our insurance group and three complementary subsidiary companies:
The Cincinnati Insurance Company leads our standard market property casualty insurance group that also includes two subsidiaries: The Cincinnati Casualty Company and The Cincinnati Indemnity Company. This group markets a broad range of standard market business, homeowner and auto policies in 35 states. The group provides quality customer service to our select group of 1,113 local insurance agencies with 1,387 reporting locations. Other subsidiaries of The Cincinnati Insurance Company include The Cincinnati Life Insurance Company, which markets life insurance policies, disability income policies and annuities, and The Cincinnati Specialty Underwriters Insurance Company, which began offering excess and surplus lines insurance products in 2008.
The three complementary subsidiaries are CSU Producer Resources Inc., which offers insurance brokerage services to our independent agencies so their clients can access our excess and surplus lines insurance products; CFC Investment Company, which offers commercial leasing and financing services to our agents, their clients and other customers; and CinFin Capital Management Company, which provides asset management services to institutions, corporations and individuals. CinFin Capital Management will cease operations effective February 28, 2009.
Basis of Presentation
Our consolidated financial statements include the accounts of the parent company and our wholly owned subsidiaries. We present our statements in accordance with accounting principles generally accepted in the United States of America (GAAP). In consolidating our accounts, we have eliminated intercompany balances and transactions.
In accordance with GAAP, we have made estimates and assumptions that affect the amounts we report and discuss in the consolidated financial statements and accompanying notes. Actual results could differ from our estimates.
Earnings per Share
Net income per common share is based on the weighted average number of common shares outstanding during each of the respective years. We calculate net income per common share (diluted) assuming the exercise of stock-based awards. We have adjusted shares and earnings per share to reflect all stock splits and dividends prior to December 31, 2008.
Share-based Compensation
We grant qualified and non-qualified share-based compensation under authorized plans. Until 2007, all stock-based awards were in the form of stock options that had an exercise price equal to the market value of the underlying common stock on the date of grant. The options vest ratably over three years following the date of grant and are exercisable over 10 year periods.
The 2006 Stock Compensation Plan provides the compensation committee of the board of directors flexibility in the types of available stock-based awards including stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The 2006 Stock Compensation Plan also provides for the grant of performance-based awards.
In 2008, the committee approved a mix of stock options and restricted stock units for stock-based awards. Stock options granted had similar terms but generally were awarded for fewer shares compared with previous years to accommodate new awards of service based and performance-based restricted stock units, while keeping the overall estimated cost of stock-based compensation in line with previous years.
Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” using the modified prospective transition method. We elected to use the alternative method for determining the beginning balance of the additional paid-in capital pool, as described in the Financial Accounting Standards Board (FASB) Staff Position 123(R)-3. Refer to Note 17, Stock-based Associate Compensation Plans, Page 117 for more information regarding our share-based compensation.
Employee Benefit Pension Plan
We sponsor a defined benefit pension plan that was modified during 2008. We froze entry into the pension plan and only participants 40 years of age or older could elect to remain in the plan. Our pension expense is based on certain actuarial assumptions and also is composed of several components that are determined using the projected unit credit actuarial cost method. Refer to Note 13, Employee Retirement Benefits, Page 113 for more information regarding our defined benefit pension plan.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 98

Property Casualty Insurance
Property casualty policy written premiums are deferred and recorded as earned premiums on a pro rata basis over the terms of the policies. We record as unearned premium the portion of written premiums that apply to unexpired policy terms. The expenses associated with issuing insurance policies — primarily commissions, premium taxes and underwriting costs — are deferred and amortized over the terms of the policies. We update our acquisition cost assumptions periodically to reflect actual experience, and we evaluate our deferred acquisition cost for recoverability.
Certain property casualty policies are not booked before the effective date. An actuarial estimate is made to determine the amount of unbooked written premiums. The majority of the estimate is unearned and does not have a material impact on earned premium.
We establish reserves to cover the expected cost of claims — or losses — and our expenses related to investigating, processing and resolving claims. Although determining the appropriate amount of reserves is inherently uncertain, we base our decisions on past experience and current facts. Reserves are based on claims reported prior to the end of the year and estimates of unreported claims. We take into account the fact that we may recover some of our costs through salvage and subrogation. We regularly review and update reserves using the most current information available. Any resulting adjustments are reflected in current year insurance losses and policyholder benefits.
The Cincinnati Insurance Companies actively write standard market property casualty insurance policies in 35 states. Our 10 largest states generated 68.7 percent and 69.1 percent of total property casualty premiums in 2008 and 2007. Ohio, our largest state, accounted for 20.9 percent and 21.2 percent of total earned premiums in 2008 and 2007. Agencies in Georgia, Illinois, Indiana, Michigan, North Carolina, Pennsylvania and Virginia each contributed between 4 percent and 9 percent of premium volume in 2008. The largest single agency relationship accounted for approximately 1.3 percent of the company’s total agency direct earned premiums in 2008.
Policyholder Dividends
Certain workers’ compensation policies include the possibility of an insured earning a return of a portion of their premium in the form of a policyholder dividend. The dividend generally is calculated by determining the profitability of a policy year along with the associated premium. We reserve for all probable future policyholder dividend payments.
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
Long-duration contracts are written to provide coverage for an extended period of time. Traditional long-duration contracts require policyholders to pay scheduled gross premiums, generally not less frequently than annually, over the term of the coverage. Premiums for these contracts are recognized as revenue when due. Whole life insurance and disability income insurance are examples. Some traditional long-duration contracts have premium payment periods shorter than the period over which coverage is provided. For these contracts, the excess of premium over the amount required to pay expenses and benefits is recognized over the term of the coverage rather than over the premium payment period. Ten-pay whole life insurance is an example.
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
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 99

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
We carry the assets of separate account BOLIs at fair value. The liabilities on separate account BOLIs primarily are the contract holders’ claims to the related assets and are carried at an amount equal to the contract holders account value. At December 31, 2008, the contract holders account value exceeded the current fair value of the BOLI invested assets and cash by approximately $40 million. If the BOLI projected fair value is below the value we guaranteed, a liability would be established by a charge to the company’s earnings.
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
Investments
Our portfolio investments are primarily in publicly traded fixed-maturity, equity and short-term investments, classified as available for sale at fair value in the consolidated financial statements. Fixed-maturity investments (taxable bonds, tax-exempt bonds, redeemable preferred stocks and collateralized mortgage obligations) and equity investments (common and non-redeemable preferred stocks) are classified as available for sale and recorded at fair value in the consolidated financial statements. The number of fixed-maturity securities trading below 100 percent of book value can be expected to fluctuate as interest rates rise or fall. Because of our strong surplus and long-term investment horizon, our intent is to hold fixed-maturity investments until maturity, regardless of short-term fluctuations in fair values.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 100

Included within our other invested assets are life policy loans, venture capital fund investments, private equity investments and investment in real estate. Life policy loans are carried at the receivable value which approximates fair value. We use the equity method of accounting for venture capital fund investments. The venture capital funds provide their financial statements to us and generally report investments on their balance sheets at fair value. Our private equity investments within our invested assets are accounted for under the cost method. Investment real estate consists of one office building that is carried at cost less accumulated depreciation.
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
Facts and circumstances sometimes warrant investment write-downs. We record such other-than-temporary declines as realized investment losses. When evaluating for other-than-temporary impairments, the asset impairment committee considers the company’s intent and ability to retain a security for a period adequate to recover its cost.
Fair Value Disclosures
We account for our investment portfolio at fair value and apply fair value measurements as defined by SFAS No. 157, “Fair Value Measurements,” to financial instruments. Fair value is applicable to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”
We adopted the provisions of SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value as the exit price or the amount that would be 1) received to sell an asset or 2) paid to transfer a liability in an orderly transaction between marketplace participants at the measurement date. When determining an exit price we must, whenever possible, rely upon observable market data. Prior to the adoption of SFAS No. 157, we considered various factors such as liquidity and volatility but primarily obtained pricing from various external services, including broker quotes. We primarily base fair value for investments in equity and fixed-maturity securities (including redeemable preferred stock and assets held in separate accounts) on quoted market prices or on prices from FT Interactive Data, an outside resource that supplies global securities pricing, dividend, corporate action and descriptive information to support fund pricing, securities operations, research and portfolio management. When a price is not available from these sources, as in the case of securities that are not publicly traded, we determine the fair value using various inputs including quotes from independent brokers. The fair value of investments not priced by FT Interactive Data is less than 1 percent of the fair value of our total investment portfolio.
For the purpose of SFAS No. 107 disclosure, we estimate the fair value for liabilities of investment contracts and annuities. We also estimate the fair value for assets arising from policyholder loans on insurance contracts. These estimates are developed using discounted cash flow calculations across a wide range of economic interest rate scenarios with a provision for our own credit risk. We base fair value for long-term senior notes and notes payable on the quoted market prices for such notes.
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
In 2006, CFC Investment Company (CFC-I) replaced $49 million of intercompany debt owed to CFC with a short-term line of credit issued by PNC Bank. CFC-I entered into an interest-rate swap contract to hedge against fluctuations of interest payments for certain variable-rate debt obligations ($49 million notional amount) that expires August 29, 2009. In October 2006, we completed necessary requirements for the interest-rate swap to qualify for hedge accounting treatment under the provisions of SFAS No. 133. At December 31, 2008 and 2007, the fair value of the interest rate swap was $1.3 million and $1.2 million, respectively. We do not expect any significant reclassification into consolidated net income for the year ending December 31, 2009.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 101

Securities Lending Program
In 2007, we participated in a securities lending program under which certain fixed-maturity securities from our investment portfolio were loaned to other institutions for short periods of time. We required cash collateral in excess of the market value of the loaned securities. During the third quarter of 2008, we terminated the program.
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
Asset Management
Our CinFin Capital Management subsidiary generated revenue from management fees. We set those fees based on the market value of assets under management, and we recorded our revenue as it was earned. CinFin Capital Management will cease operations effective February 28, 2009.
Land, Building and Equipment
We record building and equipment at cost less accumulated depreciation. Certain equipment held under capital leases also is classified as property and equipment with the related lease obligations recorded as liabilities. Our depreciation is based on estimated useful lives (ranging from three years to 39 1/2 years) using straight-line and accelerated methods. Depreciation expense was $35 million in 2008 and $38 million in both 2007 and 2006. We monitor land, building and equipment for potential impairments. Potential impairments may include a significant decrease in the market values of the assets, considerable cost overruns on projects or a change in legal factors or business climate, or other factors that indicate that the carrying amount may not be recoverable. There were no recorded land, building and equipment impairments for 2006 through 2008.
We capitalize and amortize costs for internally developed computer software during the application development stage. These costs generally consist of external consulting, payroll and payroll-related costs.
Income Taxes
We calculate deferred income tax liabilities and assets using tax rates in effect for the time when temporary differences in book and taxable income are estimated to reverse. We recognize deferred income taxes for numerous temporary differences between our taxable income and book-basis income and other changes in shareholders’ equity. Such temporary differences relate primarily to unrealized gains and losses on investments and differences in the recognition of deferred acquisition costs and insurance reserves. We charge deferred income taxes associated with unrealized appreciation and depreciation (except the amounts related to the effect of income tax rate changes) to shareholders’ equity in accumulated other comprehensive income. We charge deferred taxes associated with other differences to income.
There are no amounts in our FIN 48 liability that would change the effective tax rate if recognized. Although no penalties currently are accrued, if incurred, they would be recognized as a component of income tax expense. Accrued interest expense is recognized as other operating expense in the consolidated statements of income.
Pending Accounting Standards
•	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (ARB) No. 51,” was issued in December 2007. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Management does not expect adoption of this statement to have a material impact on our results of operations and financial position.

•	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133,” was issued in March 2008. SFAS No. 161 requires that disclosure of objectives for using derivative instruments include discussion of underlying risk and accounting designation. SFAS No. 161 also requires cross-referencing within the footnotes to assist the users of financial statements in identifying significant information about derivative instruments. The effective date of SFAS No. 161 is the company’s fiscal year beginning January 1, 2009. We do not expect adoption of this statement to have any impact on our results of operations and financial position.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 102

•	SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60,” was issued in May 2008. SFAS No. 163 applies to financial guarantee insurance and reinsurance contracts issued by enterprises that are similar to financial guarantee insurance such as mortgage guaranty insurance and credit insurance on trade receivables. The effective date is for financial statements issued for fiscal years beginning after December 15, 2008. The company does not have financial guarantee insurance products and we do not expect adoption of this statement to have any impact on our results of operations and financial position.
Adopted Accounting Standards
•	In October 2008, FASB issued FASB Staff Position (FSP) 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP No. 157-3 provides key considerations when determining fair value for financial assets that are not active. In February 2008, the FASB issued FSP No. 157-2, “Fair Value Measurement.” FSP No. 157-2 and FSP No. 157-3 are amendments of SFAS No. 157, issued in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure about fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. We partially adopted SFAS No. 157 in the first quarter of 2008. We elected to defer SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009, as permitted under FSP No. 157-2. We did not have a cumulative-effect adjustment to beginning retained earnings as a result of the adoption of SFAS No. 157.
•	In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of SFAS No. 115.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value (on an instrument-by-instrument basis) at specified election dates. The objective is to improve financial reporting by providing an entity with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We have not elected to value any assets or liabilities not otherwise measured at fair value under SFAS No. 159. We continue to evaluate the impact of making that election in the future.
•	In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies sources of GAAP and provides a framework, or hierarchy, for principles to be used for non-governmental entities. This statement was effective on November 15, 2008, and did not have an impact on our results of operations and financial position.
•	In January 2009, the FASB issued FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” The FSP removes the exclusive reliance upon market participant assumptions about future cash flows when evaluating impairment of securities within its scope. The FSP requires companies to follow impairment guidance in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” FSP No. EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of the FSP did not have a material impact on our results of operations and financial position.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 103

2. Investments
The following table analyzes investment income, realized investment gains and losses and the change in unrealized investment gains and losses:

	Years ended December 31,
(In millions)	2008	2007	2006

Investment income summarized by investment category:
Interest on fixed maturities	$326	$308	$300
Dividends on equity securities	204	294	262
Other investment income	14	15	15

Total	544	617	577
Less investment expenses	7	9	7

Total	$537	$608	$570

Realized investment gains and losses summary:
Fixed maturities:
Gross realized gains	$4	$8	$27
Gross realized losses	(36)	(18)	(2)
Other-than-temporary impairments	(163)	(14)	(1)
Equity securities:
Gross realized gains	1,020	438	656
Gross realized losses	(280)	(24)	(5)
Other-than-temporary impairments	(347)	(2)	0
Securities with embedded derivatives	(38)	(11)	7
Other	(22)	5	2

Total	$138	$382	$684

Change in unrealized investment gains and losses and other summary:
Fixed maturities	$(296)	$7	$(23)
Equity securities	(2,455)	(1,904)	200
Adjustment to deferred acquisition costs and life policy reserves	19	(1)	2
Pension obligations	(15)	12	0
Other	(34)	0	2
Income taxes on above	977	663	(54)

Total	$(1,804)	$(1,223)	$127

At December 31, 2008, contractual maturity dates for fixed-maturity and short-term investments were:

	Amortized	Fair	% of Fair
(In millions)	cost	value	value

Maturity dates occurring:
Less than 1 year	$170	$168	2.8%
Years 1 - 5	1,257	1,217	20.6
Years 6 - 10	2,780	2,619	44.3
Years 11 - 20	1,770	1,753	29.7
Over 20 years	165	154	2.6

Total	$6,142	$5,911	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.
At December 31, 2008, investments with book value of $80 million and fair value of $81 million were on deposit with various states in compliance with regulatory requirements.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 104

The following table analyzes cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our investments:

(In millions)	Cost or
	amortized	Gross unrealized		Fair
At December 31,	cost	gains	losses	value

2008
Fixed maturities:
States, municipalities and political subdivisions	$2,704	$60	31	$2,733
Convertibles and bonds with warrants attached	102	0	0	102
Public utilities	341	5	19	327
United States government	4	1	0	5
Government-sponsored enterprises	391	0	2	389
Foreign government	3	0	0	3
All other corporate bonds and short-term investments	2,597	39	284	2,352

Total	$6,142	$105	$336	$5,911

Equity securities	$2,077	$1,079	$260	$2,896

2007
Fixed maturities:
States, municipalities and political subdivisions	$2,518	$48	$2	$2,564
Convertibles and bonds with warrants attached	238	2	14	226
Public utilities	163	5	1	167
United States government	4	0	0	4
Government-sponsored enterprises	894	2	0	896
Foreign government	3	0	0	3
All other corporate bonds and short-term investments	2,064	56	31	2,089

Total	$5,884	$113	$48	$5,949

Equity securities	$2,975	$3,414	$140	$6,249

At year-end 2008, no investment accounted for more than 10 percent of shareholders’ equity. At year-end 2007, our Fifth Third Bancorp common stock holding, with fair value of $1.691 billion and a cost of $185 million, was our only investment for which the fair value exceeded 10 percent of shareholders’ equity. We sold 55.4 million shares of our holdings of Fifth Third common stock in 2008, 5.5 million shares in 2007, and the remaining 12 million shares sold in January 2009.
This table reviews unrealized losses and fair values by investment category and by the duration of the securities’ continuous unrealized loss position:

(In millions)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31,	value	losses	value	losses	value	losses

2008
Fixed maturities:
States, municipalities and political subdivisions	$592	$26	$94	$5	$686	$31
Public utilities	195	15	38	5	233	20
Government-sponsored enterprises	141	2	0	0	141	2
All other corporate bonds and short-term investments	1,367	215	254	68	1,621	283

Total	2,295	258	386	78	2,681	336
Equity securities	820	219	79	41	899	260

Total	$3,115	$477	$465	$119	$3,580	$596

2007
Fixed maturities:
States, municipalities and political subdivisions	$39	$1	$205	$1	$244	$2
Convertibles and bonds with warrants attached	70	14	0	0	70	14
Public utilities	13	0	41	1	54	1
Government-sponsored enterprises	0	0	20	0	20	0
All other corporate bonds and short-term investments	384	13	393	18	777	31

Total	506	28	659	20	1,165	48
Equity securities	729	140	0	0	729	140

Total	$1,235	$168	$659	$20	$1,894	$188

When evaluating for other-than-temporary impairments, our asset impairment committee considers the company’s intent and ability to retain a security for a period adequate to recover its cost.
During 2008, we impaired 126 securities. As a result, at December 31, 2008, 142 fixed-maturity investments with a total unrealized loss of $78 million had been in an unrealized loss position for 12 months or more. Of that total, there were no fixed maturity investments trading below 70 percent of book value.
At December 31, 2007, 184 fixed-maturity investments with a total unrealized loss of $20 million had been in an unrealized loss position for 12 months or more. Of that total, three securities were trading below 70 percent of book value with a total unrealized loss of $6 million. The remainder were trading between 70 percent to less than 100 percent of book value.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 105

Securities Lending Program
During the third quarter of 2008, we terminated a securities lending program that we initiated in 2006. As a result, no securities were on loan at year-end 2008 compared with $745 million at year-end 2007. In conjunction with the program termination, we chose to retain a small portfolio of collateralized mortgage obligations rather than sell them at what we felt were distressed prices in an illiquid market. The CMOs were an investment made by one of the short-duration funds, which subsequently dissolved and distributed the assets to its investors.
All $30 million of the CMOs in the portfolio are collateralized by Alt-A mortgages that originated between 2004 and 2006. As of December 31, 2008, we owned investment grade CMOs with a fair value and book value of $27 million and $39 million, respectively. Of this $27 million investment-grade fair value, $21 million were rated AAA by Standard & Poor’s. Our non-investment grade CMOs had a fair value and book value of $3 million and $4 million, respectively. We do not intend to make additional investments in this asset category.
3. Fair Value Measurements
We adopted SFAS No. 157 in the first quarter of 2008. Our investment portfolio is subject to SFAS No. 157 disclosure requirements for interim and year-end reporting.
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
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 106

The following table illustrates the fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2008. We do not have any material liabilities carried at fair value.

	Asset fair value measurements at reporting date using
	Quoted prices in		Significant
	active markets for	Significant other	unobservable
	identical assets	observable inputs	inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total

Available for sale securities:
Taxable fixed maturities	$395	$2,619	$50	$3,064
Taxable fixed maturities separate accounts	65	422	6	493
Tax-exempt fixed maturities	0	2,728	5	2,733
Common equities	2,657	0	64	2,721
Preferred equities	0	153	22	175
Collateralized mortgage obligations	0	30	0	30
Short-term investments	0	84	0	84
Top Hat Savings Plan	4	1	0	5

Total	$3,121	$6,037	$147	$9,305

Level 3 Assets
Each financial instrument deemed to have significant unobservable inputs when determining valuation is identified in the table below by security type with a summary of changes in fair value for the year ended December 31, 2008.

	Asset fair value measurements using significant unobservable inputs (Level 3)
	Taxable	Taxable fixed	Tax-exempt
	fixed	maturities- separate	fixed	Common	Preferred
(In millions)	maturities	accounts	maturities	equities	equities	Total

Beginning balance, January 1, 2008	$85	$3	$5	$59	$58	$210
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(4)	(1)	0	0	(16)	(21)
Included in other comprehensive income	(6)	1	0	5	(2)	(2)
Purchases, sales, issuances, and settlements	(18)	0	0	0	(9)	(27)
Transfers in and/or out of Level 3	(7)	3	0	0	(9)	(13)

Ending balance, December 31, 2008	$50	$6	$5	$64	$22	$147

Included within earnings for the Level 3 securities for the year ended December 31, 2008, was approximately $19 million of impairment charges. Of the $19 million, approximately $16 million was for impairment of preferred equities.
Unrealized gains or losses on Level 3 securities were included in accumulated other comprehensive income and were not included in net realized investment gains or losses for the year ended December 31, 2008. We transferred approximately $26 million out of Level 3 taxable fixed maturity securities and $19 million into Level 3 taxable fixed maturity securities throughout the year. We also transferred approximately $16 million out of Level 3 preferred equity securities and $7 million into Level 3 preferred equity securities throughout the year.
4. Deferred Acquisition Costs
This table summarizes components of our deferred policy acquisition costs asset:

	Years ended December 31,
(In millions)	2008	2007	2006

Deferred policy acquisition costs asset at beginning of year	$461	$453	$429
Capitalized deferred policy acquisition costs	649	666	706
Amortized deferred policy acquisition costs	(632)	(657)	(685)
Amortized shadow deferred policy acquisition costs	31	(1)	3

Deferred policy acquisition costs asset at end of year	$509	$461	$453

Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 107

5. Property Casualty Loss And Loss Expenses
This table summarizes activity loss and loss expense reserves:

	Years ended December 31,
(In millions)	2008	2007	2006

Gross loss and loss expense reserves, January 1,	$3,925	$3,860	$3,629
Less reinsurance receivable	528	504	518

Net loss and loss expense reserves, January 1,	3,397	3,356	3,111

Net incurred loss and loss expenses related to:
Current accident year	2,379	2,076	2,124
Prior accident years	(323)	(244)	(116)

Total incurred	2,056	1,832	2,008

Net paid loss and loss expenses related to:
Current accident year	976	785	819
Prior accident years	979	1,006	944

Total paid	1,955	1,791	1,763

Net loss and loss expense reserves, December 31,	3,498	3,397	3,356
Plus reinsurance receivable	542	528	504

Gross loss and loss expense reserves, December 31,	$4,040	$3,925	$3,860

We use actuarial methods, models, and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial management and is familiar with relevant company and industry business, claims, and underwriting trends, as well as general economic and legal trends, that could affect future loss and loss expense payments.
Because of changes in estimates of insured events in prior years, we reduced loss and loss expenses by $323 million, $244 million and $116 million in calendar years 2008, 2007 and 2006. These decreases are partly due to the effects of settling reported (case) and unreported (IBNR) reserves established in prior years for amounts less than expected. The reserve for loss and loss expenses in the consolidated balance sheets also includes $46 million, $42 million and $36 million at December 31, 2008, 2007 and 2006, respectively, for certain life and health losses.
6. Life Policy Reserves
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
Here is a summary of our life policy reserves:

	At December 31,
(In millions)	2008	2007

Ordinary/traditional life	$528	$505
Universal life	442	410
Deferred annuities	374	359
Investment contracts	195	192
Other	12	12

Total	$1,551	$1,478

We provide an updated definition of fair value under SFAS No. 157 in Note 1, Summary of Significant Accounting Policies, Page 98. At December 31, 2008, fair value for annuities and investment contracts was approximately $460 million, using the updated definition. At December 31, 2007, fair value for annuities and investment contracts was approximately $564 million.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 108

7. Notes Payable
At December 31, 2008 and 2007, we had two lines of credit with commercial banks with an aggregate borrowing capacity of $225 million. Our note payable balance was $49 million at year-end 2008, down from $69 million at year-end 2007. We had no compensating balance requirements on short-term debt for either 2008 or 2007. Interest rates charged on borrowings ranged from 2.99 percent to 6.11 percent during 2008.
In 2006, our subsidiary, CFC Investment Company, entered into an interest-rate swap agreement that expires August 29, 2009. The purpose of the interest-rate swap contract was to hedge against fluctuations of interest payments for certain variable-rate debt obligations ($49 million notional amount). This swap is reflected at fair value in the consolidated balance sheets as a component of shareholders’ equity in accumulated other comprehensive income. The unrealized loss, net of tax, was $640,000 at year-end 2008 compared with $594,000 at year-end 2007. Management does not expect any significant amounts to be reclassified into earnings as a result of interest rate changes in the next 12 months.
8. Senior Debt
This table summarizes the principal amounts of our long-term debt excluding unamortized discounts:

(In millions)			At December 31,
Interest rate	Year of issue		2008	2007

6.900%	1998	Senior debentures, due 2028	$28	$28
6.920%	2005	Senior debentures, due 2028	392	392
6.125%	2004	Senior notes, due 2034	375	375

		Total	$795	$795

The fair value of our senior debt approximated $595 million at year-end 2008 compared with $802 million at year-end 2007. Fair value for 2008 was determined under SFAS No. 157 based on market pricing of these or similar debt instruments that are actively trading. Fair value can vary with macro economic concerns. Regardless of the fluctuations in fair value, the outstanding principal amount of our long-term debt remained unchanged from year-end 2007. None of the notes are encumbered by rating triggers.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 109

9. Shareholders’ Equity And Dividend Restrictions
Our insurance subsidiary declared dividends to the parent company of $160 million in 2008, $420 million in 2007 and $275 million in 2006. State regulatory requirements restrict the dividends insurance subsidiaries can pay. Generally, the most our insurance subsidiaries can pay without prior regulatory approval is the greater of 10 percent of policyholder surplus or 100 percent of statutory net income for the prior calendar year. Dividends exceeding these limitations may be paid only with approval of the insurance department of the domiciliary state. During 2009, the total dividends that our lead insurance subsidiary may pay to our parent company without regulatory approval will be approximately $336 million.
As of December 31, 2008, 7.3 million shares of common stock were available for future equity award grants.
Declared cash dividends per share were $1.56, $1.42 and $1.34 for the years ended December 31, 2008, 2007 and 2006, respectively.
Accumulated Other Comprehensive Income
The change in unrealized gains and losses on investments, pension obligations and derivatives included:

				Years ended December 31,
		2008			2007			2006
	Before	Income		Before	Income		Before	Income
(In millions)	tax	tax	Net	tax	tax	Net	tax	tax	Net

Accumulated unrealized gains on securities available for sale at January 1,	$3,336	$1,161	$2,175	$5,241	$1,830	$3,411	$5,060	$1,776	$3,284
Cumulative effect of change in accounting for hybrid financial securities	0	0	0	(7)	(2)	(5)	0	0	0

Adjusted accumulated unrealized gains on securities available for sale at January 1,	3,336	1,161	2,175	5,234	1,828	3,406	5,060	1,776	3,284

(Decrease)/increase in unrealized gains	(2,618)	(915)	(1,703)	(1,515)	(530)	(985)	880	298	582
Reclassification adjustment for (gains) losses included in net income	(138)	(53)	(85)	(382)	(137)	(245)	(701)	(245)	(456)
Adjustment to deferred acquisition costs and life policy reserves	(10)	(4)	(6)	(1)	0	(1)	2	1	1

Effect on other comprehensive income	(2,766)	(972)	(1,794)	(1,898)	(667)	(1,231)	181	54	127

Accumulated unrealized gains on securities available for sale at December 31,	$570	$189	$381	$3,336	$1,161	$2,175	$5,241	$1,830	$3,411

Accumulated unrealized losses for pension obligations at January 1,	$(37)	$(13)	$(24)	$(49)	$(17)	$(32)	$0	$0	$0
Cumulative effect of change in accounting for pension obligations	0	0	0	0	0	0	(49)	(17)	(32)
Change in pension obligations	(15)	(5)	(10)	12	4	8	0	0	0

Accumulated unrealized losses for pension obligations at December 31,	$(52)	$(18)	$(34)	$(37)	$(13)	$(24)	$(49)	$(17)	$(32)

Accumulated other comprehensive income at January 1,	$3,299	$1,148	$2,151	$5,185	$1,811	$3,374	$5,060	$1,776	$3,284
Other comprehensive income (loss)	(2,766)	(972)	(1,794)	(1,898)	(667)	(1,231)	181	54	127
Cumulative effect of change in accounting for pension obligations	0	0	0	0	0	0	(49)	(17)	(32)
Change in pension obligations	(15)	(5)	(10)	12	4	8	0	0	0

Accumulated other comprehensive income at December 31,	$518	$171	$347	$3,299	$1,148	$2,151	$5,192	$1,813	$3,379

Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 110

10. Reinsurance
Our statements of income include earned consolidated property casualty insurance premiums on assumed and ceded business:

	Years ended December 31,
(In millions)	2008	2007	2006

Direct earned premiums	$3,175	$3,278	$3,295
Assumed earned premiums	13	22	26
Ceded earned premiums	(178)	(175)	(158)

Net earned premiums	$3,010	$3,125	$3,163

Our statements of income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

	Years ended December 31,
(In millions)	2008	2007	2006

Direct incurred loss and loss expenses	$2,172	$1,920	$2,070
Assumed incurred loss and loss expenses	5	17	13
Ceded incurred loss and loss expenses	(126)	(107)	(77)

Net incurred loss and loss expenses	$2,051	$1,830	$2,006

Our statements of income include earned life insurance premiums on assumed and ceded business:

	Years ended December 31,
(In millions)	2008	2007	2006

Direct earned premiums	$180	$178	$159
Assumed earned premiums	0	0	0
Ceded earned premiums	(54)	(53)	(44)

Net earned premiums	$126	$125	$115

Our statements of income include life insurance contract holder benefits incurred on assumed and ceded business:

	Years ended December 31,
(In millions)	2008	2007	2006

Direct contract holders benefits incurred	$175	$173	$162
Assumed contract holders benefits incurred	0	0	0
Ceded contract holders benefits incurred	(33)	(40)	(40)

Net incurred loss and loss expenses	$142	$133	$122

11. Income Taxes
Deferred tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the balance sheets at December 31 were as follows:

	At December 31,
(In millions)	2008	2007

Deferred tax assets:
Loss and loss expense reserves	$196	$200
Unearned premiums	107	108
Life policy reserves	0	13
Investments	121	0
Other	41	40

Total	465	361

Deferred tax liabilities:
Unrealized gains on investments and derivatives	(182)	(1,158)
Deferred acquisition costs	(149)	(145)
Investments	0	(7)
Other	(8)	(28)

Total	(339)	(1,338)

Net deferred tax asset (liability)	$126	$(977)

We believe it is more likely than not that our deferred tax assets will be realized. Significant factors we considered in determining the probability of realizing the deferred tax benefits include our historical operating results, the amount of our loss carryback potentials and the expectations of future earnings. The likelihood of realizing our deferred tax asset will be reviewed periodically; any adjustments required to the valuation allowance will be made in the period in which the developments they are based become known.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 111

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and subsidiaries. As of December 31, 2008, we had no operating or capital loss carry forwards.
The differences between the 35 percent statutory income tax rate and our effective income tax rate were as follows:

	Years ended December 31,
	2008	2007	2006

Tax at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax-exempt municipal bonds	(6.2)	(2.7)	(2.2)
Dividend received exclusion	(8.9)	(4.7)	(3.9)
Other	0.8	0.7	1.1

Effective rate	20.7%	28.3%	30.0%

Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109
On January 1, 2007, we adopted the provisions of FIN 48. As of December 31, 2008, we had gross unrecognized tax benefits (FIN 48 liability) of $2.1 million.
Below is the unrecognized tax benefit for December 31, 2008, and December 31, 2007:

(In millions)	2008	2007

Gross unrecognized tax benefits at January 1,	$14.2	$24.8
Gross increase in prior year positions	2.9	0
Gross decrease in prior year positions	0	(12.0)
Gross increase in current year positions	1.8	1.4
Settlements with tax authorities	(16.6)	0
Decrease for lapse in applicable statue of limitations	(0.2)	0

Gross unrecognized tax benefits at December 31,	$2.1	$14.2

The FIN 48 liability is carried in other liabilities in the consolidated balance sheets as of December 31, 2008. There are no amounts in our FIN 48 liability that would change the effective tax rate if recognized. Although no penalties currently are accrued, if incurred, they would be recognized as a component of income tax expense. Accrued interest expense is recognized as other operating expense in the consolidated statements of income. The accrued interest liability was $1.8 million as of December 31, 2007 with an accrued interest receivable of $800,000 at December 31, 2008. The consolidated statements of income for the current year reflect an immaterial amount of net IRS interest expense compared to net interest income of $1.5 million in 2007 from a reduction in the accrued interest liability and interest received on refund claims.
In May 2008, the IRS concluded the examination phase of its audit of our 2005 and 2006 tax years and presented us with adjustments primarily related to the valuation of our loss reserves. In October 2008, we reached agreement with the IRS settling all issues related to the 2005 and 2006 tax years. As a result of the IRS agreement for tax years 2005 and 2006, management refined certain assumptions used to calculate the unrecognized tax benefits associated with loss reserves, resulting in a revised measurement of the unrecognized tax benefits for both the current and prior year.
Although we have not been notified by the IRS of the date of our next audit, it is reasonable to expect that it will begin the audit of tax years 2007 and 2008 in the next 12 months. As a result, it is reasonably possible that a change in the unrecognized tax benefits may occur once the examination phase of this next audit has concluded. At this time, we can neither estimate the settlement date of, nor quantify an estimated range for any potential change to, the unrecognized tax benefits relating to these years.
In addition to our Internal Revenue Service filings, we file income tax returns in various state jurisdictions. Material amounts of income tax are paid to Ohio, Illinois and Florida. Although no state audits are currently under way nor are we aware of any pending audits, tax years 2005 and forward remain open for examination.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 112

12. Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding. We have adjusted shares and earnings per share to reflect all stock splits and dividends prior to December 31, 2008.
Here are calculations for basic and diluted earnings per share:

	Years ended December 31,
(In millions)	2008	2007	2006

Numerator:
Net income—basic and diluted	$429	$855	$930

Denominator:
Weighted-average common shares outstanding	163,150,329	170,595,204	173,423,395
Effect of stock based awards	212,080	1,572,248	2,027,946

Adjusted diluted weighted-average shares	163,362,409	172,167,452	175,451,341

Earnings per share:
Basic	$2.63	$5.01	$5.36
Diluted	2.62	4.97	5.30
Number of anti-dilutive stock based awards	9,781,652	1,870,579	1,336,150
Exercise price of anti-dilutive stock based awards	$25.08-45.26	$44.79-45.26	$45.26
The current sources of dilution of our common shares are certain equity-based awards as discussed in Note 17 Stock-Based Associated Compensation Plans, Page 117. The above table shows the number of anti-dilutive options shares at year-end 2008, 2007 and 2006. We did not include these options in the computation of net income per common share (diluted) because their exercise would have an anti-dilutive effect.
13. Employee Retirement Benefits
We sponsor a defined benefit pension plan and a defined contribution plan (401(k) savings plan). During 2008, we changed the form of retirement benefit we offer some associates to a company match on contribution to the 401(k) plan from the defined benefit pension plan. Effective June 30, 2008, we froze entry into the pension plan for new associates. Only participants 40 years of age or older could elect to continue to participate. For participants remaining in the pension plan, we will continue to contribute to fund future benefit obligations. Benefits for the defined benefit pension plan are based on years of credited service and compensation level. Contributions are based on the prescribed method defined in the Pension Protection Act. Our pension expense is based on certain actuarial assumptions and also is composed of several components that are determined using the projected unit credit actuarial cost method.
We also maintain a supplemental executive retirement plan (SERP) with liabilities of approximately $6 million at both year-end 2008 and 2007. The SERP is included in the obligation and expense amounts in the tables below. The company also makes available to a select group of associates the Cincinnati Financial Corporation Top Hat Savings Plan, a non-qualified deferred compensation plan.
For any participant who left the pension plan, benefit accruals were frozen effective August 31, 2008. We transferred $60 million of the pension plan’s accumulated benefit obligation to an intermediary spin-off plan to facilitate the partial curtailment and settlement for these participants. For SERP participants who chose to leave the defined benefit pension plan, benefit accruals were frozen in the SERP as of December 31, 2008. During 2009, the frozen accrued benefit for those participants, collectively amounting to approximately $1 million, will transfer to the Top Hat Savings Plan. Beginning in 2009, for these associates, the company has begun matching deferrals to the Top Hat Savings Plan up to the first 6 percent of an associate’s compensation that exceeds the compensation limit specified by the Internal Revenue Code of 1986, as amended.
Pursuant to SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” we recognized expense of $3 million in the consolidated statement of income associated with the partial termination of the qualified pension plan. In addition, we recognized $27 million in the consolidated statement of income for a settlement loss associated with the payout to the participants who left the pension plan of the obligation held in their behalf. Included in the charge is the contribution of $24 million to complete funding of benefits that were distributed in 2008 to participants leaving the pension plan.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 113

We began making matching contributions to our sponsored 401(k) plan during 2008, contributing $3 million during the year. Associates who are not accruing benefits under the pension plan are eligible to receive the company match of up to 6 percent of cash compensation. We also pay all operating expenses for the 401(k) plan. Participants vest in the company match for the 401(k) plan and Top Hat Savings plan after three years of eligible service.
Defined Benefit Pension Plan Assumptions
Key assumptions used in developing the 2008 net pension obligation were a 6.00 percent discount rate and rates of compensation increases ranging from 4 percent to 6 percent. To determine the discount rate, the plan’s particular liability characteristics — the amounts, timing and interest sensitivity of expected benefit payments — were evaluated and then matched to a yield curve based on actual high-quality corporate bonds across a full maturity spectrum. Once the plan’s projected cash flows matched the yield curve, a present value was developed, which was then calibrated to a single-equivalent discount rate. That discount rate, when applied to a single sum, would generate the necessary cash flows to pay benefits when due. We decreased the rate by 0.25 percentage points in 2008 due to market interest rate conditions. We based the rates of compensation increase on the company’s historical data. Due to the curtailment, we re-measured the net pension obligation of our qualified plan on September 1, 2008, using a 6.75 percent discount rate.
Key assumptions used in developing the 2008 net pension expense were a 6.25 percent discount rate, an 8 percent expected return on plan assets and rates of compensation increases ranging from 4 percent to 6 percent. The 8 percent return on plan assets assumption was used for both the qualified plan and the intermediary spin-off plan that was created on September 1, 2008, and is based partially on the fact that substantially all of the investments held by the pension plan are common stocks that pay dividends. We believe this rate is representative of the expected long-term rate of return on these assets. These assumptions were consistent with the prior year, except that the discount rate was increased by 0.50 percentage points due to market interest rate conditions. Due to the plan changes described above, we re-measured the net pension expense at September 1, 2008, using a 6.75 percent discount rate.

Here is a summary of the weighted-average assumptions we use to determine our net expense for the plan:

	Qualified Pension Plan			SERP
	2008	2007	2006	2008	2007	2006

Discount rate	6.25%	5.75%	5.50%	6.25%	5.75%	5.50%
Expected return on plan assets	8.00	8.00	8.00	n/a	n/a	n/a
Rate of compensation increase	4-6	4-6	5-7	4-6	4-6	5-7
Benefit obligation activity using an actuarial measurement date for our qualified and SERP plans at December 31 follows:

	At December 31,
(In millions)	2008	2007

Change in projected benefit obligation:
Benefit obligation at beginning of year	$270	$271
Service cost	14	17
Interest cost	17	16
Actuarial loss/(gain)	21	(29)
Benefits paid	(11)	(5)
Curtailment	(27)	0
Settlement	(78)	0

Projected benefit obligation at end of year	$206	$270

Accumulated benefit obligation	$170	$206

Change in plan assets:
Fair value of plan assets at beginning of year	$210	$208
Actual return on plan assets	(36)	(4)
Employer contributions	33	11
Benefits paid	(11)	(5)
Settlement	(78)	0

Fair value of plan assets at end of year	$118	$210

Unfunded status:
Unfunded status at end of year	$(88)	$(60)

The accumulated benefit obligation was $170 million and $206 million at December 31, 2008 and 2007, respectively.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 114

A reconciliation follows of the funded status for our qualified and SERP plans at the end of the measurement period to the amounts recognized in the balance sheet at December 31, 2008:

	At December 31,
(In millions)	2008	2007

Amounts recognized in the balance sheet consists of:
Pension liability	$(88)	$(60)

Total	$(88)	$(60)

Amounts recognized in accumulated other comprehensive income not yet recognized as a component of net periodic benefit costs consist of:
Net actuarial loss	$47	$28
Prior service cost	5	9

Total	$52	$37

The weighted-average assumptions used to determine benefit obligations for our qualified and SERP plans at December 31 follows:

	At December 31,
(In millions)	2008	2007
Discount rate	6.00%	6.25%
Rate of compensation increase	4-6	4-6
We evaluate our pension plan assumptions annually and update them as necessary. The discount rate assumptions for our benefit obligation track with high grade corporate bond yield and yearly adjustments reflect any changes to those bond yields. Compensation increase assumptions reflect historical calendar year compensation increases.
Here are the components of our net periodic benefit cost for our qualified and SERP pension plans at December 31:

	Years ended December 31,
(In millions)	2008	2007	2006

Service cost	$14	$17	$16
Interest cost	17	16	14
Expected return on plan assets	(16)	(15)	(14)
Amortization of actuarial loss, prior service cost and transition asset	2	3	3
Curtailment	3	0	0
Settlement	27	0	0

Net periodic benefit cost	$47	$21	$19

Our pension plan asset allocations by category are:

	At December 31,
	2008	2007

Asset category:
Equity securities	83%	94%
Fixed maturities	4	3
Cash and cash equivalents	13	3

Total	100%	100%

The pension plan assets are managed to maximize total return over the long term while providing sufficient liquidity and current return to satisfy the cash flow requirements of the plan. Reflecting the long-term time horizon of pension obligations, we currently allocate 80 percent to 85 percent of the pension portfolio to equity investments, which are priced from highly observable and actively traded markets. The remainder of the portfolio is allocated to fixed-maturity investments and cash.
Our pension plan assets included 642,113 shares of the company’s common stock, which had a fair value of $19 million and $25 million at December 31, 2008 and 2007, respectively. The defined benefit pension plan did not purchase or sell any shares of our common stock during 2008 and 2007. The company paid $1 million in cash dividends on our common stock to the pension plan in both 2008 and 2007.
In 2009, we expect to contribute approximately $33 million to our qualified plan. We expect to make the following benefit payments for our qualified and SERP plans, which reflect expected future service:

(In millions)	Years ended December 31,
For the years ended December 31,	2009	2010	2011	2012	2013	2014 - 2018

Expected future benefit payments	$16	$7	$7	$12	$14	$93
The estimated costs to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year for our plans are a $1 million actuarial gain and a $1 million prior service cost.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 115

14. Statutory Accounting Information (Unaudited)
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
Statutory net income and capital and surplus as determined in accordance with SAP prescribed or permitted by insurance regulatory authorities for four legal entities, our insurance subsidiary and its three insurance subsidiaries, are as follows:

	SAP Net Income			Capital and Surplus
	Years ended December 31,			At December 31,
(In millions)	2008	2007	2006	2008	2007

The Cincinnati Insurance Company	$194	$658	$572	$3,360	$4,307
The Cincinnati Casualty Company	16	12	15	263	278
The Cincinnati Indemnity Company	2	1	2	66	66
The Cincinnati Specialty Underwriters Insurance Company	(38)	0	0	174	196
The Cincinnati Life Insurance Company	(70)	39	28	290	477

Statutory capital and surplus for our insurance subsidiary, The Cincinnati Insurance Company, includes capital and surplus of its four insurance subsidiaries.
15. Transactions With Affiliated Parties
We paid certain officers and directors, or insurance agencies of which they are shareholders, commissions of approximately $6 million, $7 million and $7 million on premium volume of approximately $38 million, $37 million and $40 million for 2008, 2007 and 2006, respectively.
16. Commitments And Contingent Liabilities
In the ordinary course of conducting business, the company and its subsidiaries are named as defendants in various legal proceedings. Most of these proceedings are claims litigation involving the company’s insurance subsidiaries in which the company is either defending or providing indemnity for third-party claims brought against insureds who are litigating first-party coverage claims. The company accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. We believe that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will be immaterial to our consolidated financial condition, results of operations and cash flows.
The company and its subsidiaries also are occasionally involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers’ compensation insurance policies. The company’s insurance subsidiaries also are occasionally parties to individual actions in which extra-contractual damages, punitive damage, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims.
On a quarterly basis, we review the outstanding lawsuits seeking such recourse. Based on our year-end review, we believe we have valid defenses to each. As a result, we believe the ultimate liability, if any, with respect to these lawsuits, after consideration of provisions made for estimated losses, will be immaterial to our consolidated financial position.
Nonetheless, given the potential for large awards in certain of these actions and the inherent unpredictability of litigation, an adverse outcome could have a material adverse effect on the company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 116

17. Stock-Based Associate Compensation Plans
We currently have four equity compensation plans that together permit us to grant various types of equity awards. The Cincinnati Financial Corporation 2006 Stock Compensation Plan gives us the flexibility to make grants to associates of any type of stock-based awards, subject to performance-based criteria, to directly link compensation to performance. We currently grant incentive stock options, non-qualified stock options, service-based restricted stock units and performance-based restricted stock units under our plans. We also have a Holiday Stock Plan that permits annual awards of one share of common stock to each full time associate for each year of service up to a maximum of 10 shares. One of our equity compensation plans permits us to grant common stock to our outside directors.
We use the modified-prospective-transition method under which we recognize:
•	Compensation cost for all stock options granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)
•	Compensation cost for all non-vested stock options granted prior to January 1, 2006, that vested subsequent to that date, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and
•	Compensation cost for all non-vested stock options and performance-based restricted stock units that have non-substantive vesting requirements, such as those to associates who are eligible for retirement.
Our pretax and after-tax share-based compensation costs are summarized below:

	Years ended December 31,
(In millions)	2008	2007	2006

Share-based compensation cost	$15	$14	$17
Income tax benefit	4	3	3

Share-based compensation cost after tax	$11	$11	$14

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $1 million, $8 million and $22 million, respectively. (Intrinsic value is the market price less the exercise price.) Options vested during the years ended December 31, 2008 and 2007, had no intrinsic value. The intrinsic value of options vested during the year ended December 31, 2006 was $10 million.
As of December 31, 2008, we had $22 million of unrecognized total compensation cost related to non-vested stock options and restricted stock unit awards. That cost will be recognized over a weighted-average period of 2.2 years.
Stock options are granted to associates at an exercise price that is equal to the fair market value as reported on the NASDAQ Global Select Market for the grant date and are exercisable over 10 year periods. The stock options generally vest ratably over a three-year period. In determining the share-based compensation amounts for 2008, 2007 and 2006, the fair value of each option granted in those years was estimated on the date of grant using the binomial option-pricing model. We make assumptions in four areas to develop the binomial option-pricing model:
•	Weighted-average expected term is based on historical experience of similar awards with consideration for current exercise trends.
•	Expected volatility is based on our stock price over a historical period which approximates the expected term.
•	Dividend yield is determined by dividing the per share dividend by the stock price on the date of grant.
•	Risk-free rates are the implied yield currently available on U.S. Treasury issues with a remaining term approximating the expected term.
The following weighted average assumptions were used for grants in determining fair value of share-based compensation:

	Years ended December 31,
	2008	2007	2006

Weighted — average expected term	7-9 years	5-7 years	5-7 years
Expected volatility	20.58-28.52%	18.29 - 24.14%	20.25 - 27.12%
Dividend yield	3.99-6.22%	3.33%	3.22%
Risk-free rates	3.29-3.84%	4.8-4.81%	4.5-4.61%
Weighted-average fair value of options granted during the period	$6.50	$9.43	$10.09

Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 117

Here is a summary of options information:

		Weighted-	Aggregate
		average	intrinsic
(Dollars in millions, shares in thousands)	Shares	exercise	value

2008
Outstanding at beginning of year	10,480	$36.86
Granted	1,592	32.46
Exercised	(120)	31.40
Forfeited	(1,163)	36.52

Outstanding at end of period	10,789	36.31	$3

Options exercisable at end of period	8,431	$36.23	$1
Cash received from the exercise of options was $4 million, $19 million and $27 million for the years ended December 31, 2008, 2007 and 2006, respectively. SFAS No. 123(R) also requires us to classify certain tax benefits related to share-based compensation deductions as cash from financing activities. We did not realize a tax benefit on options exercised for the year ended December 31, 2008. We realized a $2 million tax benefit on options exercised for the year ended December 31, 2007, and a $3 million benefit for the year ended December 31, 2006.
Options outstanding and exercisable consisted of the following at December 31, 2008:

(Shares in thousands)
	Options outstanding			Options exercisable
		Weighted-average	Weighted-		Weighted-
		remaining contractual	average		average
Range of exercise prices	Shares	life	exercise price	Shares	exercise price

$25.00 to $29.99	1,640	5.50 yrs	$26.77	816	$26.97
$30.00 to $34.99	3,722	2.57 yrs	32.92	3,722	32.92
$35.00 to $39.99	2,242	5.93 yrs	38.53	1,493	38.40
$40.00 to $44.99	1,914	6.60 yrs	42.55	1,546	42.01
$45.00 to $49.99	1,271	7.03 yrs	45.26	854	45.26

Total	10,789	4.95 yrs	36.31	8,431	36.23

The weighted-average remaining contractual life for exercisable awards as of December 31, 2008, was 3.9 years. As of December 31, 2008, 7.3 million shares of common stock were available for future equity award grants. We currently issue new shares for option exercises.
Restricted Stock Units
Service-based and performance-based restricted stock units are granted to associates at fair market value on the date of grant. Service-based restricted stock units vest as a unit three years after the date of grant.
If certain performance targets are attained, performance-based restricted stock units vest on the first day of March after a three-calendar year performance period. Quarterly, management reviews and determines the likelihood that the company will achieve the performance targets for the outstanding groups of service-based restricted stock units.
As of December 31, 2008, management assumed that performance targets used for restricted stock unit awards granted during November 2008 would be met and we recognized related compensation cost. Management concluded that the company would not meet performance targets for all other restricted stock unit awards and did not recognize related compensation costs except for certain awards to retirement eligible associates. For the 2007 performance-based restricted stock awards, we recognize compensation cost during the performance period for retirement-eligible associates. We recognize that cost regardless of whether the performance criteria has been met. The fair value of the restricted stock unit awards was determined based on the fair value on the date of grant less the present value of the dividends that holders of restricted stock units will not receive on the shares underlying the restricted stock units during the vesting period.
Here is a summary of restricted stock unit information for 2008:

		Weighted-	Performance-	Weighted-
	Service - based	average grant-	based nonvested	average grant-
(Shares in thousands)	nonvested shares	date fair value	shares	date fair value

Nonvested at January 1, 2008	162	$40.74	35	$40.74
Granted	459	28.52	102	27.09
Exercised	(2)	37.57	(1)	40.74
Forfeited	(9)	37.20	0	0.00

Nonvested at December 31, 2008	610	31.60	136	30.49

Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 118

18. Segment Information
We operate primarily in two industries, property casualty insurance and life insurance. We regularly review four different reporting segments to make decisions about allocating resources and assessing performance:
•	Commercial lines property casualty insurance
•	Personal lines property casualty insurance
•	Life insurance
•	Investment operations
We report as “Other” the non-investment operations of the parent company and its subsidiaries CFC Investment Company and CinFin Capital Management Company (excluding client investment activities), as well as other income of our standard market property casualty insurance operations and consolidated eliminations. Beginning in 2008, we also are including results of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources in Other. In 2007, an immaterial level of expenses from The Cincinnati Specialty Underwriters Insurance Company was included in the commercial lines property casualty insurance segment while an immaterial level of expenses for CSU Producer Resources was included in Other.
Revenues come primarily from unaffiliated customers:
•	All three insurance segments record revenues from insurance premiums earned. Life insurance segment revenues also include separate account investment management fees.
•	Our investment operations’ revenues are pretax net investment income plus realized investment gains and losses.
•	Other revenues are primarily finance/lease income and, for 2008, earned premiums from The Cincinnati Specialty Underwriters Insurance Company.
Income or loss before income taxes for each segment is reported based on the nature of that business area’s operations:
•	Income before income taxes for the insurance segments is defined as underwriting income or loss.
o	For commercial lines and personal lines insurance segments, we calculate underwriting income or loss by recording premiums earned minus loss and loss expenses and underwriting expenses incurred.

o	For the life insurance segment, we calculate underwriting income or loss by recording premiums earned and separate account investment management fees, minus contract holder benefits and expenses incurred, plus investment interest credited to contract holders.
•	Income before income taxes for the investment operations segment is net investment income plus realized investment gains and losses for investments of the entire company, minus investment interest credited to contract holders of the life insurance segment.
•	Loss before income taxes for the Other category is primarily due to interest expense from debt of the parent company, operating expenses of our headquarters and, for 2008, loss and loss expenses and underwriting expenses from The Cincinnati Specialty Underwriters Insurance Company.
Identifiable assets are used by each segment in its operations. We do not separately report the identifiable assets for the commercial or personal lines segments because we do not use that measure to analyze the segments. We include all investment assets, regardless of ownership, in the investment operations segment.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 119

This table summarizes segment information:

	Years ended December 31,
(In millions)	2008	2007	2006

Revenues:
Commercial lines insurance
Commercial casualty	$763	$827	$831
Commercial property	487	497	491
Commercial auto	411	440	453
Workers’ compensation	375	373	366
Specialty packages	144	146	141
Surety and executive risk	107	100	93
Machinery and equipment	29	28	27

Total commercial lines insurance	2,316	2,411	2,402

Personal lines insurance
Personal auto	325	342	385
Homeowner	277	285	289
Other personal lines	87	87	88

Total personal lines insurance	689	714	762

Life insurance	128	129	118
Investment operations	675	990	1,254
Other	16	15	14

Total	$3,824	$4,259	$4,550

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$70	$261	$208
Personal lines insurance	(82)	43	(27)
Life insurance	4	3	(1)
Investment operations	612	931	1,200
Other	(64)	(46)	(51)

Total	$540	$1,192	$1,329

	December 31,	December 31,
	2008	2007

Identifiable assets:
Property casualty insurance	$2,676	$2,281
Life insurance	1,091	938
Investment operations	8,907	12,322
Other	695	1,096

Total	$13,369	$16,637

Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 120

19. Quarterly Supplementary Data (Unaudited)
This table includes unaudited quarterly financial information for the years ended December 31, 2008 and 2007:

		Quarter
(Dollars in millions except per share data)	1st	2nd	3rd	4th	Full year

2008
Revenues *	$704	$917	$1,186	$1,017	$3,824
Income (loss) before income taxes	(100)	64	356	220	540
Net income (loss)	(42)	63	247	161	429
Net income (loss) per common share—basic	(0.26)	0.38	1.51	0.99	2.63
Net income (loss) per common share—diluted	(0.26)	0.38	1.50	0.99	2.62

2007
Revenues *	$1,029	$1,267	$980	$983	$4,259
Income before income taxes	271	508	160	253	1,192
Net income	194	351	124	186	855
Net income per common share—basic	1.12	2.04	0.72	1.12	5.01
Net income per common share—diluted	1.11	2.02	0.72	1.11	4.97

Note:	The sum of the quarterly reported per share amounts may not equal the full year as each is computed independently.

*	Revenues include realized investment gains and losses, which are integral to our financial results over the long term may cause this value to fluctuate substantially because we have substantial discretion in the timing of investment sales. Also, applicable accounting standards require us to recognize gains and losses from certain changes in fair values of securities and embedded derivatives without actual realization of those gains and losses. We discuss realized investment gains for the past three years in Item 7, Investments Results of Operations, Page 66.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 121

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
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
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure that:
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
Changes in Internal Control over Financial Reporting – During the three months ended December 31, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Annual Report on Internal Control Over Financial Reporting and the Audit Report of the Independent Registered Public Accounting Firm are set forth in Item 8, Pages 92 and 93.

Item 9B.	Other Information
None
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 122

Part III
Our Proxy Statement will be filed with the SEC in preparation for the 2009 Annual Meeting of Shareholders no later than April 3, 2009. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference to that statement portions of the information required by Part III as noted in Item 10 through Item 14 below.

Item 10.	Directors and Executive Officers of the Registrant
a)	Information about our directors and executive officers is in the Proxy Statement under “Security Ownership of Principal Shareholders and Management,” “Information About Nondirector Executive Officers” and “Information About the Board of Directors.”

b)	Information about Section 16(a) beneficial ownership reporting compliance appears in the Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance.”

c)	Information about the “Code of Ethics for Senior Financial Officers” appeared in the 2004 Proxy Statement as an appendix and is available in the Investors section of our Web site, www.cinfin.com. Our code of ethics applies to those who are responsible for preparing and disclosing our financial information. This includes our chief executive officer, chief financial officer and others performing similar functions or reporting directly to these officers.

d)	Information about our audit committee membership and our financial expert compliance appears in the Proxy Statement under “Corporate Governance” and “Report of the Audit Committee.”

e)	The procedures under which shareholders may recommend director nominees have not changed during the reporting period. Information on the nominating committee processes appears in the Proxy Statement under “Corporate Governance” and “Consideration of Director Nominees.”

Item 11.	Executive Compensation
Information on executive compensation appears in the Proxy Statement under “Compensation of Named Executive Officers and Directors,” which includes the “Report of the Compensation Committee” and the “Compensation Discussion and Analysis.”
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
a)	Information on the security ownership of certain beneficial owners and management appears in the Proxy Statement under “Security Ownership of Principal Shareholders and Management.”
b)	Information on securities authorized for issuance under equity compensation plans appears in Part II, Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Page 32, as securities authorized for issuance under equity compensation plans. Additional information on share-based compensation under our equity compensation plans is available in Item 8, Note 17 of the Consolidated Financial Statements, Page 117.

Item 13.	Certain Relationships and Related Transactions
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
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 123

Part IV

Item 15.	Exhibits and Financial Statement Schedules
a)	Financial Statements – information contained in Part II, Item 8, of this report, Page 94 to Page 97

b)	Exhibits – see Index of Exhibits, Page 136

c)	Financial Statement Schedules

Schedule I – Summary of Investments — Other than Investments in Related Parties, Page 125

Schedule II – Condensed Financial Statements of Registrant, Page 127

Schedule III – Supplementary Insurance Information, Page 130

Schedule IV – Reinsurance, Page 132

Schedule V – Valuation and Qualifying Accounts, Page 133

Schedule VI – Supplementary Information Concerning Property Casualty Insurance Operations, Page 134
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 124

     SCHEDULE I
Cincinnati Financial Corporation and Subsidiaries
Summary of Investments — Other than Investments in Related Parties

	At December 31, 2008
(In millions)	Cost or	Fair
Type of investment	amortized cost	value	Balance sheet

Fixed maturities:
United States government:
The Cincinnati Insurance Company	$1	$1	$1
The Cincinnati Life Insurance Company	3	4	4

Total	4	5	5

Government-sponsored enterprises:
The Cincinnati Insurance Company	192	192	192
The Cincinnati Life Insurance Company	199	197	197

Total	391	389	389

Foreign government:
The Cincinnati Insurance Company	3	3	3

Total	3	3	3

States, municipalities and political subdivisions:
The Cincinnati Insurance Company	2,433	2,460	2,460
The Cincinnati Casualty Company	153	155	155
The Cincinnati Indemnity Company	39	40	40
The Cincinnati Specialty Underwriters Insurance Company	74	72	72
The Cincinnati Life Insurance Company	5	6	6

Total	2,704	2,733	2,733

Public utilities:
The Cincinnati Insurance Company	156	150	150
The Cincinnati Casualty Company	4	4	4
The Cincinnati Indemnity Company	1	1	1
The Cincinnati Specialty Underwriters Insurance Company	6	6	6
The Cincinnati Life Insurance Company	173	165	165
Cincinnati Financial Corporation	1	1	1

Total	341	327	327

Convertibles and bonds with warrants attached:
The Cincinnati Insurance Company	91	91	91
The Cincinnati Life Insurance Company	3	3	3
Cincinnati Financial Corporation	8	8	8

Total	102	102	102

All other corporate bonds:
The Cincinnati Insurance Company	1,179	1,053	1,053
The Cincinnati Casualty Company	20	19	19
The Cincinnati Indemnity Company	8	8	8
The Cincinnati Specialty Underwriters Insurance Company	56	53	53
The Cincinnati Life Insurance Company	1,199	1,092	1,092
Cincinnati Financial Corporation	51	43	43

Total	2,513	2,268	2,268

Total fixed maturities	$6,058	$5,827	$5,827

Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 125

     SCHEDULE I (CONTINUED)
Cincinnati Financial Corporation and Subsidiaries
Summary of Investments — Other than Investments in Related Parties

	At December 31, 2008
(In millions)	Cost or	Fair
Type of investment	amortized cost	value	Balance sheet

Equity securities:
Common stocks:
Public utilities:
The Cincinnati Insurance Company	$75	$114	$114
The Cincinnati Casualty Company	2	4	4
The Cincinnati Life Insurance Company	10	19	19
CinFin Capital Management Company	1	1	1
Cincinnati Financial Corporation	52	110	110

Total	140	248	248

Banks, trust and insurance companies:
The Cincinnati Insurance Company	27	95	95
The Cincinnati Life Insurance Company	6	12	12
Cincinnati Financial Corporation	20	136	136

Total	53	243	243

Industrial, miscellaneous and all other:
The Cincinnati Insurance Company	1,013	1,493	1,493
The Cincinnati Casualty Company	17	59	59
The Cincinnati Indemnity Company	6	17	17
The Cincinnati Specialty Underwriters Insurance Company	12	11	11
The Cincinnati Life Insurance Company	105	83	83
CinFin Capital Management Company	4	4	4
Cincinnati Financial Corporation	539	563	563

Total	1,696	2,230	2,230

Nonredeemable preferred stocks:
The Cincinnati Insurance Company	181	167	167
The Cincinnati Life Insurance Company	7	8	8

Total	188	175	175

Total equity securities	$2,077	$2,896	$2,896

Short-term investments:
The Cincinnati Insurance Company	$19	$19	$19
Cincinnati Financial Corporation	65	65	65

Total short-term investments	$84	$84	$84

Other invested assets:
Real estate:
Cincinnati Financial Corporation	$6	—	$6
Policy loans:
The Cincinnati Life Insurance Company	37	—	37
Limited partnerships:
Cincinnati Financial Corporation	32	—	32
Private equity held at cost:
Cincinnati Financial Corporation	8	—	8

Total other invested assets	$83	—	$83

Total investments	$8,302	—	$8,890

Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 126

     SCHEDULE II
Cincinnati Financial Corporation (parent company only)
Condensed Balance Sheets

	At December 31,
(In millions)	2008	2007

ASSETS
Investments
Fixed maturities, at fair value	$52	$88
Equity securities, at fair value	809	1,961
Short-term investments, at fair value	65	0
Investment real estate, net	6	0
Other invested assets	40	31
Cash and cash equivalents	344	16
Securities lending collateral invested	0	9
Equity in net assets of subsidiaries	3,711	4,831
Investment income receivable	4	18
Land, building and equipment, net, for company use (accumulated depreciation: 2008—$64; 2007— $67)	171	169
Prepaid federal income tax	0	5
Other assets	12	14
Due from subsidiaries	33	66

Total assets	$5,247	$7,208

LIABILITIES
Dividends declared but unpaid	$63	$59
Securities lending payable	0	9
Deferred federal income tax	21	296
6.92% senior debentures due 2028	392	392
6.9% senior debentures due 2028	28	28
6.125% senior notes due 2034	372	371
Other liabilities	189	124

Total liabilities	1,065	1,279

SHAREHOLDERS’ EQUITY
Common stock	393	393
Paid-in capital	1,069	1,049
Retained earnings	3,579	3,404
Accumulated other comprehensive income	347	2,151
Treasury stock at cost	(1,206)	(1,068)

Total shareholders’ equity	4,182	5,929

Total liabilities and shareholders’ equity	$5,247	$7,208

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 91.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 127

     SCHEDULE II (CONTINUED)
Cincinnati Financial Corporation (parent company only)
Condensed Statements of Income

	Years ended December 31,
(In millions)	2008	2007	2006

REVENUES
Dividends from subsidiaries	$170	$420	$275
Investment income, net of expenses	67	100	98
Realized gains on investments	54	97	410
Other revenue	14	10	10

Total revenues	305	627	793

EXPENSES
Interest expense	51	49	51
Depreciation expense	6	3	3
Other expenses	19	15	18

Total expenses	76	67	72

INCOME BEFORE INCOME TAXES AND EARNINGS OF SUBSIDIARIES	229	560	721

PROVISION (BENEFIT) FOR INCOME TAXES
Current	23	34	153
Deferred	(20)	(2)	(11)

Total provision for income taxes	3	32	142

NET INCOME BEFORE EARNINGS OF SUBSIDIARIES	226	528	579

Increase in undistributed earnings of subsidiaries	203	327	351

NET INCOME	$429	$855	$930

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 91.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 128

     SCHEDULE II (CONTINUED)
Cincinnati Financial Corporation (parent company only)
Condensed Statements of Cash Flows

	Years ended December 31,
(In millions)	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$429	$855	$930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6	2	1
Realized (gains) on investments	(54)	(97)	(410)
Changes in:
Investment income receivable	14	(2)	1
Current federal income taxes	92	(21)	48
Deferred income taxes	(20)	(2)	(11)
Other assets	4	0	2
Other liabilities	8	12	16
Undistributed earnings of subsidiaries	(203)	(327)	(351)

Net cash provided by operating activities	276	420	226

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed-maturities	0	9	4
Call or maturity of fixed-maturities	24	37	36
Sale of equity securities	629	186	511
Purchase of fixed-maturities	0	(1)	(42)
Purchase of equity securities	(125)	(231)	(351)
Change in short-term investments, net	(64)	0	3
Investment in buildings and equipment, net	(14)	(49)	(26)
Change in other invested assets, net	(9)	(6)	(8)
Change in securities lending collateral, net	9	(9)	0

Net cash (used in) provided by investing activities	450	(64)	127

CASH FLOWS FROM FINANCING ACTIVITIES
Change in notes payable	(20)	20	0
Payment of cash dividends to shareholders	(250)	(240)	(228)
Purchase/issuance of treasury shares	(138)	(307)	(119)
Proceeds from stock options exercised	4	20	30
Net transfers to subsidiaries	15	120	(5)
Change in securities lending payable, net	(9)	9	0

Net cash used in financing activities	(398)	(378)	(322)

Net increase (decrease) in cash and cash equivalents	328	(22)	31
Cash and cash equivalents at beginning of year	16	38	7

Cash and cash equivalents at end of year	$344	$16	$38

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 91.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 129

SCHEDULE III
Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information

	Years ended December 31,
(In millions)	2008	2007	2006

Deferred policy acquisition costs:
Commercial lines insurance	$229	$234	$235
Personal lines insurance	77	78	80
Surplus lines insurance	6	0	0

Total property casualty insurance	312	312	315
Life insurance	197	149	138

Total	$509	$461	$453

Future policy benefits, losses, claims and expense losses:
Commercial lines insurance	$3,654	$3,533	$3,414
Personal lines insurance	381	392	446
Surplus lines insurance	5	0	0

Total property casualty insurance	4,040	3,925	3,860
Life insurance	1,580	1,505	1,430

Total (1)	$5,620	$5,430	$5,290

Unearned premiums:
Commercial lines insurance	$1,166	$1,191	$1,195
Personal lines insurance	367	371	382
Surplus lines insurance	9	0	0

Total property casualty insurance	1,542	1,562	1,577
Life insurance	2	2	2

Total (1)	$1,544	$1,564	$1,579

Other policy claims and benefits payable:
Commercial lines insurance	$0	$0	$0
Personal lines insurance	0	0	0
Surplus lines insurance	0	0	0

Total property casualty insurance	0	0	0
Life insurance	17	15	15

Total (1)	$17	$15	$15

Premium revenues:
Commercial lines insurance	$2,316	$2,411	$2,402
Personal lines insurance	689	714	762
Surplus lines insurance	5	0	0

Total property casualty insurance	3,010	3,125	3,164
Life insurance	126	125	115
Consolidated eliminations	0	0	(1)

Total	$3,136	$3,250	$3,278

Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 130

     SCHEDULE III (CONTINUED)
Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information

	Years ended December 31,
(In millions)	2008	2007	2006

Investment income, net of expenses:
Commercial lines insurance	$0	$0	$0
Personal lines insurance	0	0	0
Surplus lines insurance	0	0	0

Total property casualty insurance (3)	350	393	367
Life insurance	119	114	108

Total	$469	$507	$475

Benefits, claims losses and settlement expenses:
Commercial lines insurance	$1,504	$1,395	$1,466
Personal lines insurance	547	437	542
Surplus lines insurance	5	0	0

Total property casualty insurance	2,056	1,832	2,008
Life insurance	142	133	122
Consolidated eliminations	(5)	(2)	(2)

Total	$2,193	$1,963	$2,128

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$462	$477	$504
Personal lines insurance	145	150	160
Surplus lines insurance	3	0	0

Total property casualty insurance	610	627	664
Life insurance	22	30	21

Total (2)	$632	$657	$685

Other operating expenses:
Commercial lines insurance	$280	$248	$224
Personal lines insurance	79	83	87
Surplus lines insurance	2	0	0

Total property casualty insurance	361	331	311
Life insurance	23	22	30

Total (2)	$384	$353	$341

Written premiums:
Commercial lines insurance	$2,311	$2,413	$2,442
Personal lines insurance	685	704	736
Surplus lines insurance	14	0	0

Total property casualty insurance	3,010	3,117	3,178
Accident health insurance	3	3	3
Consolidated eliminations	0	0	(1)

Total	$3,013	$3,120	$3,180

Notes to Schedule III:

(1)	The sum of future policy benefits, losses, claims and expense losses, unearned premium and other policy claims and benefits payable is equal to the sum of Loss and loss expense reserves, Life policy reserves and Unearned premiums reported in the company’s consolidated balance sheets.

(2)	The sum of amortization of deferred policy acquisition costs and other operating expenses is equal to the sum of Commissions; Other operating expenses; Taxes, licenses and fees; and Increase in deferred acquisition costs expenses shown in the consolidated statements of income, less other expenses not applicable to the above insurance segments.

(3)	This segment information is not regularly allocated to segments and reviewed by company management in making decisions about resources to be allocated to the segments or to assess their performance.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 131

     SCHEDULE IV
Cincinnati Financial Corporation and Subsidiaries
Reinsurance

	Years ended December 31,
(Dollars in millions)	2008	2007	2006

Gross amounts:
Life insurance in force	$65,887	$61,873	$56,968

Earned premiums
Commercial lines insurance	$2,449	$2,536	$2,513
Personal lines insurance	721	742	783
Surplus lines insurance	5	0	0

Total property casualty insurance	3,175	3,278	3,296
Life insurance	180	178	159
Consolidated eliminations	0	0	(1)

Total	$3,355	$3,456	$3,454

Ceded amounts to other companies:
Life insurance in force	$33,710	$32,959	$31,744

Earned premiums
Commercial lines insurance	$144	$144	$134
Personal lines insurance	34	31	24
Surplus lines insurance	0	0	0

Total	178	175	158
Life insurance	54	53	44

Total	$232	$228	$202

Assumed amounts from other companies:
Life insurance in force	$1	$2	$3

Earned premiums
Commercial lines insurance	$11	$20	$24
Personal lines insurance	2	2	2
Surplus lines insurance	0	0	0

Total property casualty insurance	13	22	26
Life insurance	0	0	0

Total	$13	$22	$26

Net amounts:
Life insurance in force	$32,178	$28,916	$25,227

Earned premiums
Commercial lines insurance	$2,316	$2,411	$2,402
Personal lines insurance	689	714	762
Surplus lines insurance	5	0	0

Total property casualty insurance	3,010	3,125	3,164
Life insurance	126	125	115
Consolidated eliminations	0	0	(1)

Total	$3,136	$3,250	$3,278

Percentage of amounts assumed to net:
Life insurance in force	0.0%	0.0%	0.0%
Earned premiums
Commercial lines insurance	0.5%	0.8%	1.1%
Personal lines insurance	0.3	0.3	0.4
Surplus lines insurance	0.0	0.0	0.0
Total property casualty insurance	0.4	0.7	0.9
Life insurance	0.0	0.0	0.0
Total	0.4	0.7	0.9
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 132

     SCHEDULE V
Cincinnati Financial Corporation and Subsidiaries
Valuation and Qualifying Accounts

	At December 31,
(In millions)	2008	2007	2006

Allowance for doubtful receivables:
Balance at beginning of period	$4	$3	$3
Additions charged to costs and expenses	3	3	3
Deductions	(3)	(2)	(3)

Balance at end of period	$4	$4	$3

Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 133

     SCHEDULE VI
Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations

	Years ended December 31,
(In millions)	2008	2007	2006

Deferred policy acquisition costs:
Commercial lines insurance	$229	$234	$235
Personal lines insurance	77	78	80
Surplus lines insurance	6	0	0

Total	$312	$312	$315

Reserves for unpaid claims and claim adjustment expenses:
Commercial lines insurance	$3,654	$3,533	$3,414
Personal lines insurance	381	392	446
Surplus lines insurance	5	0	0

Total	$4,040	$3,925	$3,860

Reserve discount deducted	$0	$0	$0

Unearned premiums:
Commercial lines insurance	$1,166	$1,191	$1,195
Personal lines insurance	367	371	382
Surplus lines insurance	9	0	0

Total	$1,542	$1,562	$1,577

Earned premiums:
Commercial lines insurance	$2,316	$2,411	$2,402
Personal lines insurance	689	714	762
Surplus lines insurance	5	0	0

Total	$3,010	$3,125	$3,164

Investment income:
Commercial lines insurance	$0	$0	$0
Personal lines insurance	0	0	0
Surplus lines insurance	0	0	0

Total (1)	$350	$393	$367

Loss and loss expenses incurred related to current accident year:
Commercial lines insurance	$1,777	$1,598	$1,564
Personal lines insurance	597	478	560
Surplus lines insurance	5	0	0

Total	$2,379	$2,076	$2,124

Loss and loss expenses incurred related to prior accident years:
Commercial lines insurance	$(273)	$(204)	$(98)
Personal lines insurance	(50)	(40)	(18)
Surplus lines insurance	0	0	0

Total	$(323)	$(244)	$(116)

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$462	$477	$504
Personal lines insurance	145	150	160
Surplus lines insurance	3	0	0

Total	$610	$627	$664

Paid loss and loss expenses:
Commercial lines insurance	$1,387	$1,299	$1,218
Personal lines insurance	568	492	545
Surplus lines insurance	0	0	0

Total	$1,955	$1,791	$1,763

Written premiums:
Commercial lines insurance	$2,311	$2,413	$2,442
Personal lines insurance	685	704	736
Surplus lines insurance	14	0	0

Total	$3,010	$3,117	$3,178

Note to Schedule VI:

(1)	This segment information is not regularly allocated to segments and not reviewed by company management in making decisions about resources to be allocated to the segments or to assess their performance.
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 134

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cincinnati Financial Corporation

/S/ Eric N. Mathews

By:	Eric N. Mathews, CPCU, AIAF
Title:	Principal Accounting Officer, Vice President, Assistant Secretary and Assistant Treasurer
Date:	February 27, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ John J. Schiff, Jr.	Chairman of the Board	February 27, 2009
John J. Schiff, Jr.

/S/ Kenneth W. Stecher	President, Chief Executive Officer and	February 27, 2009
Kenneth W. Stecher	Director

/S/ Steven J. Johnston Steven J. Johnston	Chief Financial Officer, Senior Vice President, Secretary and Treasurer	February 27, 2009

/S/ William F. Bahl William F. Bahl	Director	February 27, 2009

/S/ James E. Benoski James E. Benoski	Vice Chairman of the Board	February 27, 2009

/S/ Gregory T. Bier Gregory T. Bier	Director	February 27, 2009

/S/ Kenneth C. Lichtendahl Kenneth C. Lichtendahl	Director	February 27, 2009

/S/ W. Rodney McMullen W. Rodney McMullen	Director	February 27, 2009

/S/ Gretchen W. Price Gretchen W. Price	Director	February 27, 2009

/S/ Thomas R. Schiff Thomas R. Schiff	Director	February 27, 2009

/S/ Douglas S. Skidmore Douglas S. Skidmore	Director	February 27, 2009

/S/ John F. Steele, Jr. John F. Steele, Jr.	Director	February 27, 2009

/S/ Larry R. Webb Larry R. Webb	Director	February 27, 2009

/S/ E. Anthony Woods E. Anthony Woods	Director	February 27, 2009
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 135

     INDEX OF EXHIBITS

Exhibit No.	Exhibit Description
3.1A	Amended Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 1999 Annual Report on Form 10-K dated March 23, 2000) (File No. 000-04604)

3.1B	Amendment to Article Fourth of Amended Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to Exhibit 3(i) filed with the company’s Current Report on Form 8-K dated July 15, 2005)

3.2	Regulations of Cincinnati Financial Corporation (incorporated by reference to the company’s Definitive Proxy Statement dated March 2, 1992, Exhibit 2) (File No. 000-04604)

4.1	Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034)

4.2	Supplemental Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034)

4.3	Second Supplemental Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated May 9, 2005, filed with respect to the completion of the company’s exchange offer and rescission offer for its 6.90% senior debentures due 2028)

4.4	Form of 6.125% Exchange Note Due 2034 (included in Exhibit 4.2)

4.5	Form of 6.92% Debentures Due 2028 (included in Exhibit 4.3)

4.6	Indenture with the First National Bank of Chicago (subsequently assigned to The Bank of New York Trust Company) (incorporated by reference to the company’s registration statement on Form S-3 effective May 22, 1998 (File No. 333-51677))

4.7	Form of 6.90% Debentures Due 2028 (included in Exhibit 4.6)

10.1	Agreement with Messer Construction (incorporated by reference to the company’s 2004 Annual Report on Form 10-K dated March 11, 2005)

10.2	2003 Non-Employee Directors’ Stock Plan (incorporated by reference to the company’s Definitive Proxy Statement dated March 21, 2005)

10.3	Cincinnati Financial Corporation Stock Option Plan No. VI (incorporated by reference to the company’s Definitive Proxy Statement dated March 1, 1999) (File No. 000-04604)

10.4	Cincinnati Financial Corporation Stock Option Plan No. VII (incorporated by reference to the company’s Definitive Proxy Statement dated March 8, 2002) (File No. 000-04604)

10.5	Standard Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. VI (incorporated by reference to the company’s 2004 Annual Report on Form 10-K dated March 11, 2005)

10.6	Cincinnati Financial Corporation 2006 Incentive Compensation Plan (incorporated by reference to the company’s Definitive Proxy Statement dated March 30, 2007)

10.7	Cincinnati Financial Corporation 2006 Stock Compensation Plan (incorporated by reference to the company’s Definitive Proxy Statement dated March 30, 2007)

10.8	Standard Form of Combined Incentive/Nonqualified Stock Option for Stock Option Plan VI (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated July 15, 2005)

10.9	Director and Named Executive Officer Compensation Summary (incorporated by reference to the company’s definitive Proxy Statement dated March 20, 2008) as amended by the summaries contained in Item 5.02(e) of the company’s Current Reports on Form 8-K dated July 22, 2008 and November 14, 2008 which are also incorporated herein by reference

10.10	Cincinnati Financial Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.17 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.11	Standard Form of Incentive Stock Option Agreement for Stock Option Plan VII (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated October 20, 2006)

10.12	Standard Form of Nonqualified Stock Option Agreement for Stock Option Plan VII (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated October 20, 2006)
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 136

Exhibit No.	Exhibit Description
10.13	Standard Form of Incentive Stock Option Agreement for the 2006 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated October 20, 2006)

10.14	Standard Form of Nonqualified Stock Option Agreement for the 2006 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated October 20, 2006)

10.15	Restricted Stock Unit Agreement for John J. Schiff, Jr., dated January 31, 2007(incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated January 31, 2007)

10.16	Restricted Stock Unit Agreement for James E. Benoski, dated January 31, 2007 (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated January 31, 2007)

10.17	Restricted Stock Unit Agreement for Jacob F. Scherer, Jr., dated January 31, 2007 (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated January 31, 2007)

10.18	Restricted Stock Unit Agreement for Kenneth W. Stecher, dated January 31, 2007 (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated January 31, 2007)

10.19	Restricted Stock Unit Agreement for Thomas A. Joseph, dated January 31, 2007 (incorporated by reference to Exhibit 10.5 filed with the company’s Current Report on Form 8-K dated January 31, 2007)

10.20	Form of Restricted Stock Unit Agreement for the Cincinnati Financial Corporation 2006 Stock Compensation Plan (service-based) (incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K dated January 31, 2007, as amended)

10.21	Form of Restricted Stock Unit Agreement for use under the Cincinnati Financial Corporation 2006 Stock Compensation Plan (performance-based) (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated November 14, 2007)

10.22	Form of Incentive Compensation Agreement for the Cincinnati Financial Corporation 2006 Incentive Compensation Plan (performance-based) (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated March 19, 2007)

10.23	Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, The Huntington National Bank and LaSalle Bank National Association, among others, dated July 2, 2007 (incorporated by reference to Exhibit 10.01 filed with the company’s Current Report on Form 8-K dated June 30, 2007)

10.24	Second Amended and Restated Discretionary Line of Credit Note with PNC Bank, National Association dated July 12, 2007 (incorporated by reference to Exhibit 10.27 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007) as renewed pursuant to the Offer and Acceptance of terms to renew $75 million unsecured line of credit with PNC Bank, N.A., effective June 30, 2008 (incorporated by reference to Exhibit 10.01 filed with the company’s Current Report on Form 8-K dated July 9, 2008)

10.25	Secondary Block Trade Agreement between The Cincinnati Insurance Company and UBS Securities LLC, dated October 23, 2007 (incorporated by reference to Exhibit 10.29 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.26	Purchase Agreement (Tranche 1 of 4) between Cincinnati Financial Corporation and UBS AG, London Branch, acting through UBS Securities LLC as agent, dated October 24, 2007 (incorporated by reference to Exhibit 10.30 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.27	Purchase Agreement (Tranche 2 of 4) between Cincinnati Financial Corporation and UBS AG, London Branch, acting through UBS Securities LLC as agent, dated October 24, 2007 (incorporated by reference to Exhibit 10.31 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.28	Purchase Agreement (Tranche 3 of 4) between Cincinnati Financial Corporation and UBS AG, London Branch, acting through UBS Securities LLC as agent, dated October 24, 2007 (incorporated by reference to Exhibit 10.32 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.29	Purchase Agreement (Tranche 4 of 4) between Cincinnati Financial Corporation and UBS AG, London Branch, acting through UBS Securities LLC as agent, dated October 24, 2007 (incorporated by reference to Exhibit 10.33 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 137

Exhibit No.	Exhibit Description
10.30	Stock Purchase Agreement between Cincinnati Financial Corporation and the E. Perry Webb Marital Trust, dated September 5, 2007 (incorporated by reference to Exhibit 10.34 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.31	Restricted Stock Unit Agreement for John J. Schiff, Jr. dated February 18, 2008 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated February 20, 2008)

10.32	Restricted Stock Unit Agreement for James E. Benoski dated February 18, 2008 (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated February 20, 2008)

10.33	Restricted Stock Unit Agreement for Jacob F. Scherer, Jr. dated February 18, 2008 (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated February 20, 2008)

10.34	Restricted Stock Unit Agreement for Kenneth W. Stecher dated February 18, 2008 (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated February 20, 2008)

10.35	Restricted Stock Unit Agreement for Thomas A. Joseph dated February 18, 2008 (incorporated by reference to Exhibit 10.5 filed with the company’s Current Report on Form 8-K dated February 20, 2008)

10.36	Form of Performance based Restricted Stock Unit Agreement for the Cincinnati Financial Corporation 2006 Stock Compensation Plan (performance-based) (incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K dated February 20, 2008)

10.37	Unwritten arrangement with Lehman Brothers Inc. to sell 35,000,000 shares of Fifth Third stock held by the Cincinnati Financial Corporation (incorporated by reference to the further description of the arrangement set forth on the company’s Current Report on Form 8-K dated July 25, 2008)

10.38	Amended and Restated Cincinnati Financial Corporation Top Hat Savings Plan dated November 14, 2008

11	Statement re: Computation of per share earnings for the year ended December 31, 2008, 2007, and 2006 contained in Part II, Item 8, Note 12 to the Consolidated Financial Statements

14	Cincinnati Financial Corporation Code of Ethics for Senior Financial Officers (incorporated by reference to the company’s Definitive Proxy Statement data March 18, 2004 (File No. 000-04604))

21	Cincinnati Financial Corporation subsidiaries contained in Part I, Item 1 of this report

23	Consent of Independent Registered Public Accounting Firm

31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 — Chief Executive Officer

31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 — Chief Financial Officer

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
Cincinnati Financial Corporation — 2008 Annual Report on 10-K — Page 138