Form 10-Q
period 2009-03-31
CINCINNATI FINANCIAL CORP
filed 2009-04-30
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009.

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
☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No
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
☐ Yes ☑ No
As of April 27, 2009, there were 162,560,900 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009
Cincinnati Financial Corporation
Form 10-Q for the period ended March 31, 2009

Part I — Financial Information
Item 1. Financial Statements (unaudited)
Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in millions except per share data)	2009	2008

ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2009—$6,613; 2008—$6,058)	$6,479	$5,827
Equity securities, at fair value (cost: 2009—$1,993; 2008—$2,077)	2,302	2,896
Short-term investments, at fair value (amortized cost: 2009—$13; 2008—$84)	13	84
Other invested assets	82	83

Total investments	8,876	8,890
Cash and cash equivalents	515	1,009
Investment income receivable	98	98
Finance receivable	71	71
Premiums receivable	1,085	1,059
Reinsurance receivable	735	759
Prepaid reinsurance premiums	15	15
Deferred policy acquisition costs	510	509
Deferred income tax	275	126
Land, building and equipment, net, for company use (accumulated depreciation: 2009—$305; 2008—$297)	236	236
Other assets	138	49
Separate accounts	554	548

Total assets	$13,108	$13,369

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$4,093	$4,086
Life policy reserves	1,573	1,551
Unearned premiums	1,582	1,544
Other liabilities	586	618
Note payable	49	49
6.125% senior notes due 2034	371	371
6.9% senior debentures due 2028	28	28
6.92% senior debentures due 2028	391	392
Separate accounts	554	548

Total liabilities	9,227	9,187

Commitments and contingent liabilities (Note 7)	—	—

SHAREHOLDERS’ EQUITY
Common stock, par value—$2 per share; (authorized: 2009—500 million shares, 2008—500 million shares; issued: 2009—196 million shares, 2008—196 million shares)	393	393
Paid-in capital	1,072	1,069
Retained earnings	3,551	3,579
Accumulated other comprehensive income	69	347
Treasury stock at cost (2009—34 million shares, 2008—34 million shares)	(1,204)	(1,206)

Total shareholders’ equity	3,881	4,182

Total liabilities and shareholders’ equity	$13,108	$13,369

Accompanying notes are an integral part of these statements.
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended March 31, 2009

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Income

	Three months ended March 31,
(In millions except per share data)	2009	2008

REVENUES
Earned premiums
Property casualty	$732	$751
Life	33	29
Investment income, net of expenses	124	152
Realized investment gains and losses	(2)	(232)
Other income	3	4

Total revenues	890	704

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	581	536
Commissions	152	150
Other operating expenses	99	91
Taxes, licenses and fees	17	21
Increase in deferred policy acquisition costs	(7)	(6)
Interest expense	14	12

Total benefits and expenses	856	804

INCOME (LOSS) BEFORE INCOME TAXES	34	(100)

PROVISION (BENEFIT) FOR INCOME TAXES
Current	(2)	22
Deferred	1	(80)

Total benefit for income taxes	(1)	(58)

NET INCOME (LOSS)	$35	$(42)

PER COMMON SHARE
Net income (loss)—basic	$0.22	$(0.26)
Net income (loss)—diluted	0.22	(0.26)
Accompanying notes are an integral part of these statements.
Cincinnati Financial Corporation
Form 10-Q for the period ended March 31, 2009

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Shareholders’ Equity

	Three months ended March 31,
(In millions)	2009	2008

COMMON STOCK
Beginning of year	$393	$393

End of period	393	393

PAID-IN CAPITAL
Beginning of year	1,069	1,049
Stock options exercised	0	2
Stock-based compensation	3	4

End of period	1,072	1,055

RETAINED EARNINGS
Beginning of year	3,579	3,404
Net income (loss)	35	(42)
Dividends declared	(63)	(64)

End of period	3,551	3,298

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	347	2,151
Other comprehensive income (loss), net	(278)	(271)

End of period	69	1,880

TREASURY STOCK
Beginning of year	(1,206)	(1,068)
Purchase	0	(109)
Reissued	2	0

End of period	(1,204)	(1,177)

Total shareholders’ equity	$3,881	$5,449

COMMON STOCK — NUMBER OF SHARES OUTSTANDING
Beginning of year	162	166
Purchase of treasury shares	0	(3)

End of period	162	163

COMPREHENSIVE INCOME
Net income (loss)	$35	$(42)
Net unrealized investment gains and losses and other, net of deferred income tax	(278)	(271)

Total comprehensive loss	$(243)	$(313)

Accompanying notes are an integral part of these statements.
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended March 31, 2009

Cincinnati Financial Corporation And Subsidiaries
Condensed Consolidated Statements Of Cash Flows

	Three months ended March 31,
(In millions)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$35	$(42)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	8	8
Realized losses on investments	2	232
Stock-based compensation	3	4
Interest credited to contract holders	9	9
Deferred income tax	1	(80)
Changes in:
Investment income receivable	0	6
Premiums and reinsurance receivable	(2)	(9)
Deferred policy acquisition costs	(7)	(6)
Other assets	(4)	3
Loss and loss expense reserves	7	52
Life policy reserves	25	22
Unearned premiums	38	21
Other liabilities	(23)	(62)
Current income tax receivable/payable	(52)	20

Net cash provided by operating activities	40	178

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	62	18
Call or maturity of fixed maturities	215	615
Sale of equity securities	423	137
Collection of finance receivables	6	11
Purchase of fixed maturities	(873)	(700)
Purchase of equity securities	(345)	(123)
Change in short-term investments, net	71	51
Investment in buildings and equipment, net	(8)	(11)
Investment in finance receivables	(6)	(3)
Change in other invested assets, net	(3)	0
Change in securities lending collateral invested	0	126

Net cash provided by (used in) investing activities	(458)	121

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(63)	(59)
Purchase of treasury shares	0	(97)
Proceeds from stock options exercised	0	2
Contract holder funds deposited	9	7
Contract holder funds withdrawn	(19)	(14)
Change in securities lending payable	0	(126)
Other	(3)	(1)

Net cash provided by (used in) financing activities	(76)	(288)

Net (decrease) increase in cash and cash equivalents	(494)	11
Cash and cash equivalents at beginning of year	1,009	226

Cash and cash equivalents at end of period	$515	$237

Supplemental disclosures of cash flow information:
Interest paid (net of capitalized interest:2009—$0; 2008—$1)	$1	$0
Income taxes paid	50	2
Non-cash activities:
Conversion of securities	$0	$2
Equipment acquired under capital lease obligations	2	1
Accompanying notes are an integral part of these statements.
Cincinnati Financial Corporation
Form 10-Q for the period ended March 31, 2009

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
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Our actual results could differ from those estimates. The December 31, 2008, consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by GAAP.
Our March 31, 2009, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2008 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.
Adopted Accounting Standards
SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133
In March 2008, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standard (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 also requires cross-referencing within the footnotes to assist the users of financial statements in identifying significant information about derivative instruments. We have adopted SFAS No. 161 and it is effective for all reporting periods beginning after November 15, 2008. SFAS No. 161 does not have an impact on our company’s financial position or results of operations as it focuses on additional disclosures.
SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts — an interpretation of SFAS No. 60
In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts — an interpretation of SFAS No. 60. SFAS No. 163 provides guidance on the recognition and measurement of premium revenue and claim liabilities for certain financial guarantee insurance contracts issued by insurance enterprises, and require certain related disclosures. Certain disclosure requirements were effective for the third quarter 2008. The effective date of SFAS No. 163 is the company’s fiscal year beginning after December 15, 2008. The company does not have financial guarantee insurance products and adoption of this statement did not have an impact on our results of operations and financial position.
Pending Accounting Standards
FSP No. 132(R)-1, Financial Disclosures about Postretirement Benefit Plan Assets
In December 2008, the FASB issued FASB Staff Position (FSP) No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP No. 132(R)-1 is an amendment of SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106. FSP No. 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The effective date of SFAS No. 132(R)-1 is the company’s fiscal year ending after December 15, 2009. SFAS No. 132(R)-1 will not impact our company’s financial position or results of operations as it focuses on additional disclosures.
FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments
In April 2009, the FASB issued FSP No. 107-1/Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. 107-1/APB 28-1 is an amendment of SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB 28, Interim Financial Reporting. FSP No. 107-1/APB 28-1 expands the fair value disclosures for all financial instruments within the scope of SFAS No. 107 to interim reporting periods. The effective date of FSP No. 107-1/APB 28-1 is for interim reporting periods ending after June 15, 2009, with early adoption permitted. We did not adopt for the first quarter 2009 and do not
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended March 31, 2009

anticipate this FSP having a material impact on our results of operations and financial position for the second quarter of 2009.
FSP No. 115-2 and FSP No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments
In April 2009, the FASB issued FSP No. 115-2/124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP No. 115-2/124-2 is an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. FSP No. 115-2/124-2 amends the other-than-temporary impairment guidance for debt securities and expands the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The effective date of FSP No. 115-2/124-2 is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted. We did not adopt for the first quarter 2009 and are currently evaluating the impact that FSP No. 115-2/124-2 may have on our results of operations and financial position for the second quarter of 2009.
FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly
In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. 157-4 is an amendment of SFAS No. 157, Fair Value Measurements. FSP No. 157-4 applies to all assets and liabilities and provides guidance on measuring fair value when the volume and level of activity has significantly decreased and guidance identifying transactions that are not orderly. FSP No. 157-4 requires interim and annual disclosures of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, which occurred during the period. The effective date of FSP No. 157-4 is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted. We did not adopt for the first quarter 2009 and are currently evaluating the impact FSP No. 157-4 may have on our results of operations and financial position for the second quarter of 2009.
NOTE 2 — Investments
Fixed maturities (bonds and redeemable preferred stocks), equity securities (common and non-redeemable preferred stocks) and short-term investments have been classified as available for sale and are stated at fair values at March 31, 2009, and December 31, 2008.
Unrealized gains and losses
At March 31, 2009, unrealized investment gains before taxes totaled $792 million and unrealized investment losses in the investment portfolio amounted to $617 million. The unrealized gains were largely due to long-term gains from our common stock portfolio. Holdings that contributed 10 percent or more of the $792 million in unrealized gains were: ExxonMobil (NYSE:XOM), Wyeth (NYSE:WYE) and The Procter & Gamble Company (NYSE:PG). Equity securities unrealized gains declined for the three months ended March 31, 2009, primarily because of equity security market value fluctuations and the realization of gains through the sale of Fifth Third Bancorp (NASDAQ: FITB), ExxonMobil Corporation (NYSE: XOM) and sales of other financial and non-financial common stock holdings.
The change in unrealized gains and losses on investments, net of taxes, described in the following table, is included in other comprehensive income and shareholders’ equity. Included in Other is an interest-rate swap of less than $1 million. The agreement expires August 29, 2009. Details about the interest-rate swap are found in our 2008 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 98, and Note 7, Notes Payable, Page 109.

	Three months ended March 31,
(In millions)	2009	2008

Change in unrealized investment gains and losses and other summary:
Fixed maturities	$97	$(25)
Equity securities	(510)	(393)
Adjustment to deferred acquisition costs and life policy reserves	(4)	1
Pension obligations	1	1
Other	(12)	(2)
Income taxes on above	150	147

Total	$(278)	$(271)

Cincinnati Financial Corporation
Form 10-Q for the period ended March 31, 2009

Realized gains and losses
Realized gains resulted from sales of Fifth Third and ExxonMobil common stock, along with sales of other financial and non-financial stock holdings. As a result of the sale of common stock for various banks, including the sale of the remainder of our holding in Fifth Third in the first quarter, we owned no common stock in banks as of March 31, 2009. The realized loss from the sale of our common stock holding in General Electric (NYSE:GE), which was sold because of the reduction in its dividend rate, and the sales of financial related preferred securities offset some of these realized gains from sales of equity securities.
During the three months ended March 31, 2009, we recognized $4 million in realized investment losses related to current period changes in valuation of our hybrid securities. At March 31, 2009, we had $92 million of hybrid securities included in fixed maturities that are accounted for under SFAS No. 155.
During the three months ended March 31, 2009, we recognized $50 million in non-cash other-than-temporary impairment charges for 29 securities. Impairment charges, the majority of which were in the fixed maturity portfolio, consisted primarily of $35 million in the financial related and real estate sectors and $12 million in the services cyclical sector. During the three months ended March 31, 2008, we recognized $26 million in other-than-temporary impairment charges for 21 fixed-maturity holdings. We had no other-than-temporary impairment charges for common stocks for the three months ended March 31, 2009, compared with $172 million for three months ended March 31, 2008.
Realized gains and losses on investments are recognized in net income on a specific identification basis. See our 2008 Annual Report on Form 10-K, Item 1, Investments Segment, Page 17, for additional discussion of the investment portfolio. Other-than-temporary declines in the fair value of investments are recognized in net income as realized investment losses at the time when facts and circumstances indicate such write-downs are warranted.
Collateralized Mortgage Obligations
As indicated in our 2008 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 106, the securities lending program was terminated during the third quarter of 2008. In conjunction with the program termination, we chose to retain a small portfolio of collateralized mortgage obligations rather than sell them at what we felt were distressed prices in an illiquid market. All $27 million market value of CMOs in the portfolio are collateralized by Alt-A mortgages that originated between 2004 and 2006. As of March 31, 2009, we owned investment grade CMOs with a market value and book value of $20 million and $32 million, respectively. Of this $20 million market value, $18 million is rated AAA by Standard & Poor’s. Our non-investment grade CMOs had a market value and book value of $7 million and $10 million, respectively.
NOTE 3 —Fair Value Measurements
Fair Value Hierarchy
In accordance with SFAS No. 157, we categorized our financial instruments, based on the priority of the observable and market-based data for valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). Valuation techniques have not changed from December 31, 2008 and, ultimately, management determines fair value.
When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest observable input that has a significant impact on fair value measurement is used.
Financial instruments are categorized based upon the following characteristics or inputs to the valuation techniques:
•	Level 1 — Financial assets and liabilities for which inputs are observable and are obtained from reliable quoted prices for identical assets or liabilities in actively traded markets. This is the most reliable fair value measurement and includes, for example, active exchange-traded equity securities.

•	Level 2 — Financial assets and liabilities for which values are based on quoted prices in markets that are not active or for which values are based on similar assets and liabilities that are actively traded. This also includes pricing models which the inputs are corroborated by market data.

•	Level 3 — Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Level 3 inputs include the following:
o Quotes from brokers or other external sources that are not considered binding;
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended March 31, 2009

o	Quotes from brokers or other external sources where it can not be determined that market participants would in fact transact for the asset or liability at the quoted price;

o	Quotes from brokers or other external sources where the inputs are not deemed observable.
We conduct a thorough review of fair value hierarchy classifications on a quarterly basis. Reclassification of certain financial instruments may occur when input observability changes. As noted below in the Level 3 disclosure table, reclassifications are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassification occurred.
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis for the three months ended March 31, 2009 and December 31, 2008. We do not have any material liabilities carried at fair value.

	Asset fair value measurements at March 31, 2009 using:
	Quoted prices in		Significant
	active markets for	Significant other	unobservable
	identical assets	observable inputs	inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total

Available for sale securities:
Taxable fixed maturities	$438	$3,015	$38	$3,491
Taxable fixed maturities separate accounts	74	408	0	482
Tax-exempt fixed maturities	0	2,956	5	2,961
Common equities	2,169	0	64	2,233
Preferred equities	0	63	6	69
Collateralized mortgage obligations	0	27	0	27
Short-term investments	0	13	0	13
Top Hat Savings Plan	4	1	0	5

Total	$2,685	$6,483	$113	$9,281

	Asset fair value measurements at December 31, 2008 using:
	Quoted prices in		Significant
	active markets for	Significant other	unobservable
	identical assets	observable inputs	inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total

Available for sale securities:
Taxable fixed maturities	$395	$2,619	$50	$3,064
Taxable fixed maturities separate accounts	65	422	6	493
Tax-exempt fixed maturities	0	2,728	5	2,733
Common equities	2,657	0	64	2,721
Preferred equities	0	153	22	175
Collateralized mortgage obligations	0	30	0	30
Short-term investments	0	84	0	84
Top Hat Savings Plan	4	1	0	5

Total	$3,121	$6,037	$147	$9,305

Level 3 Assets
Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the tables below by security type with a summary of changes in fair value for the three months ended March 31, 2009 and December 31, 2008. As of March 31, 2009, total Level 3 assets were 1.2 percent of financial assets measured at fair value compared with 1.6 percent at December 31, 2008.

	Asset fair value measurements using significant unobservable inputs (Level 3)
	Taxable	Taxable fixed	Tax-exempt
	fixed	maturities-separate	fixed	Common	Preferred
(In millions)	maturities	accounts	maturities	equities	equities	Total

Beginning balance, December 31, 2008	$50	$6	$5	$64	$22	$147
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	0	0	0	0	(3)	(3)
Included in other comprehensive income	(1)	0	0	0	2	1
Purchases, sales, issuances, and settlements	0	0	0	0	0	0
Transfers in and/or out of Level 3	(11)	(6)	0	0	(15)	(32)

Ending balance, March 31, 2009	$38	$0	$5	$64	$6	$113

Cincinnati Financial Corporation
Form 10-Q for the period ended March 31, 2009

	Asset fair value measurements using significant unobservable inputs (Level 3)
	Taxable	Taxable fixed	Tax-exempt
	fixed	maturities-separate	fixed	Common	Preferred
(In millions)	maturities	accounts	maturities	equities	equities	Total

Beginning balance, December 31, 2007	$85	$3	$5	$59	$58	$210
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	0	0	0	0	(6)	(6)
Included in other comprehensive income	(2)	0	0	0	3	1
Purchases, sales, issuances, and settlements	(15)	0	0	0	5	(10)
Transfers in and/or out of Level 3	(14)	0	0	0	0	(14)

Ending balance, March 31, 2008	$54	$3	$5	$59	$60	$181

Level 3 taxable fixed-maturity securities decreased $11 million because of the transfer of three securities from Level 3 hierarchy to Level 2 hierarchy. The transfer was the result of the use of unobservable inputs at December 31, 2008, compared with observable inputs at March 31, 2009. Preferred equities also transferred two securities totaling $15 million from Level 3 to Level 2 as the result of observable inputs as of March 31, 2009. At March 31, 2009, total fair value of assets priced with broker quotes and other market inputs for the SFAS No. 157 disclosure was $48 million.
Note 4 — Reinsurance
Our statements of income include earned consolidated property casualty insurance premiums on assumed and ceded business:

	Three months ended March 31,
(In millions)	2009	2008

Direct earned premiums	$771	$791
Assumed earned premiums	3	2
Ceded earned premiums	(42)	(42)

Net earned premiums	$732	$751

Our statements of income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

	Three months ended March 31,
(In millions)	2009	2008

Direct incurred loss and loss expenses	$526	$525
Assumed incurred loss and loss expenses	4	(1)
Ceded incurred loss and loss expenses	12	(23)

Net incurred loss and loss expenses	$542	$501

Our statements of income include earned life insurance premiums on assumed and ceded business:

	Three months ended March 31,
(In millions)	2009	2008

Direct earned premiums	$45	$42
Assumed earned premiums	0	0
Ceded earned premiums	(12)	(13)

Net earned premiums	$33	$29

Our statements of income include life insurance contract holder benefits incurred on assumed and ceded business:

	Three months ended March 31,
(In millions)	2009	2008

Direct contract holders benefits incurred	$50	$40
Assumed contract holders benefits incurred	0	0
Ceded contract holders benefits incurred	(11)	(5)

Net incurred loss and loss expenses	$39	$35

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended March 31, 2009

NOTE 5 — Employee Retirement Benefits
The following summarizes the components of net periodic costs for our qualified and supplemental pension plans:

	Three months ended March 31,
(In millions)	2009	2008

Service cost	$2	$4
Interest cost	3	4
Expected return on plan assets	(3)	(4)
Amortization of actuarial loss, prior service cost and transition asset	0	1

Net periodic benefit cost	$2	$5

During 2008, we changed the form of retirement benefit we offer associates to a company match on contribution to the 401(k) savings plan from the defined benefit pension plan. For a discussion of these benefit changes see our 2008 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 113. We made matching contributions of $2 million to our 401(k) savings plan during the first quarter of 2009.
We made no contribution to the pension plans during the first quarter of 2009. We continue to anticipate contributing $33 million during 2009 to our qualified pension plan as indicated in our 2008 Annual Report on Form 10-K.
NOTE 6 — Stock-Based Associate Compensation Plans
We currently have four equity compensation plans that together permit us to grant various types of equity awards. We currently grant incentive stock options, non-qualified stock options, service-based restricted stock units and performance-based restricted stock units under our plans. We also have a Holiday Stock Plan that permits annual awards of one share of common stock to each full time associate for each year of service up to a maximum of 10 shares. One of our equity compensation plans permits us to grant common stock to our outside directors. For additional information about our equity compensation plans, see our 2008 Annual Report on Form 10-K, Item 8, Note 17, Stock-Based Associate Compensation Plans, Page 117.
A total of 16,725,250 shares are authorized to be granted under the shareholder-approved plans. At March 31, 2009, 7,356,110 shares were available for future issuance under the plans. During the first three months of 2009, we granted 23,944 shares of common stock to our directors for 2008 service fees. There were no stock-based awards granted to associates during the period ended March 31, 2009.
Our pretax and after-tax stock-based compensation costs are summarized below:

	Three months ended March 31,
(In millions)	2009	2008

Stock-based compensation cost	$3	$4
Income tax benefit	1	1

Stock-based compensation cost after tax	$2	$3

Stock-Based Awards
Stock options are granted to associates at an exercise price that is equal to the fair market value as reported on the NASDAQ Global Select Market for the grant date and are exercisable over 10-year periods. The stock options generally vest ratably over a three-year period. In determining the stock-based compensation amounts the fair value of each option granted is estimated on the date of grant using the binomial option-pricing model. Service-based and performance-based restricted stock units are granted to associates at fair market value on the date of grant less the present value of the dividends that holders of restricted stock units will not receive on the shares underlying the restricted stock units during the vesting period. Service-based restricted stock units vest as a unit three years after the date of grant. If certain performance targets are attained, performance-based restricted stock units vest on the first day of March after a three-calendar year performance period. Quarterly, management reviews and determines the likelihood that the company will achieve the performance targets for the outstanding groups of service-based restricted stock units.
As of March 31, 2009, there was $19 million of unrecognized compensation cost related to non-vested awards that is expected to be recognized over a weighted-average period of 2.1 years.
NOTE 7 — Commitments And Contingent Liabilities
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

12	Cincinnati Financial Corporation Form 10-Q for the period ended March 31, 2009

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
On a quarterly basis, we review the outstanding lawsuits seeking such recourse. Based on our quarterly review, we believe we have valid defenses to each. As a result, we believe the ultimate liability, if any, with respect to these lawsuits, after consideration of provisions made for estimated losses, will be immaterial to our consolidated financial position.
Nonetheless, given the potential for large awards in certain of these actions and the inherent unpredictability of litigation, an adverse outcome could have a material adverse effect on the company’s consolidated results of operations or cash flows, in particular quarterly or annual periods.
NOTE 8 — Income Taxes
As of December 31, 2008, we had a gross unrecognized tax benefit (FIN 48 liability) of $2 million. Details about our FIN 48 liability are found in our 2008 Annual Report on Form 10-K, Item 8, Note 11, Income Taxes, Page 112.
During the current quarter, our unrecognized tax benefits as a result of tax positions taken in the current year increased approximately $1 million. Our total FIN 48 liability as of March 31, 2009, was $3 million. For the three months ended March 31, 2009, there have been no changes to any assumptions regarding our FIN 48 liability that may be settled with the IRS in the next 12 months related to tax years 2007 to 2008.
NOTE 9 — Segment Information
We operate primarily in two industries, property casualty insurance and life insurance. We regularly review four different reporting segments to make decisions about allocating resources and assessing performance:
•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Life insurance

•	Investments operations
We report as “Other” the non-investment operations of the parent company and its subsidiaries CFC Investment Company and CinFin Capital Management Company (excluding client investment activities), results of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources Inc, as well as other income of our standard market property casualty insurance operations. CinFin Capital Management terminated all operations effective February 28, 2009. See our 2008 Annual Report on Form 10-K, Item 8, Note 18, Segment Information, Page 119, for a description of revenue, income or loss before income taxes and identifiable assets for each segment.

Cincinnati Financial Corporation Form 10-Q for the quarterly period ended March 31, 2009	13

Segment information is summarized in the following table:

	Three months ended March 31,
(In millions)	2009	2008

Revenues:
Commercial lines insurance
Commercial casualty	$187	$190
Commercial property	121	122
Commercial auto	99	101
Workers’ compensation	83	94
Specialty packages	35	35
Surety and executive risk	25	25
Machinery and equipment	7	7

Total commercial lines insurance	557	574

Personal lines insurance
Personal auto	79	83
Homeowner	70	72
Other personal lines	22	22

Total personal lines insurance	171	177

Life insurance	34	30
Investment operations	122	(80)
Other	6	3

Total	$890	$704

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$(12)	$29
Personal lines insurance	(35)	(18)
Life insurance	(1)	(1)
Investment operations	106	(96)
Other	(24)	(14)

Total	$34	$(100)

	March 31,	December 31,
	2009	2008

Identifiable assets:
Property casualty insurance	$2,505	$2,676
Life insurance	1,067	1,091
Investment operations	8,961	8,907
Other	575	695

Total	$13,108	$13,369

NOTE 10 — Subsequent Events
Catastrophe Losses — In April 2009, storms affecting our policyholders in Tennessee, Georgia and Alabama currently are estimated to have resulted in approximately $14 million of reported claims, which will be included in second-quarter pretax catastrophe losses. This estimate does not take into account development of these catastrophes, any further catastrophe activity that may occur in the remainder of the second quarter of 2009 or potential development from events in prior periods.

14	Cincinnati Financial Corporation Form 10-Q for the period ended March 31, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion highlights significant factors influencing the consolidated results of operations and financial position of Cincinnati Financial Corporation (CFC). It should be read in conjunction with the consolidated financial statements and related notes included in our 2008 Annual Report on Form 10-K. Unless otherwise noted, the industry data is prepared by A.M. Best Co., a leading insurance industry statistical, analytical and financial strength rating organization. Information from A.M. Best is presented on a statutory basis. When we provide our results on a comparable statutory basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).
We present per share data on a diluted basis unless otherwise noted, adjusting those amounts for all stock splits and dividends. Dollar amounts are rounded to millions; calculations of percent changes are based on whole dollar amounts or dollar amounts rounded to the nearest thousand. Certain percentage changes are identified as not meaningful (nm).
Safe Harbor Statement
This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in our 2008 Annual Report on Form 10-K, Item 1A, Risk Factors, Page 25. Although we often review or update our forward-looking statements when events warrant, we caution our readers that we undertake no obligation to do so.
Factors that could cause or contribute to such differences include, but are not limited to:
•	Further decline in overall stock market values negatively affecting the company’s equity portfolio and book value

•	Events, such as the credit crisis, followed by prolonged periods of economic instability, that lead to:
o	Significant or prolonged decline in the value of a particular security or group of securities and impairment of the asset(s)

o	Significant decline in investment income due to reduced or eliminated dividend payouts from a particular security or group of securities

o	Significant rise in losses from surety and director and officer policies written for financial institutions
•	Prolonged low interest rate environment or other factors that limit the company’s ability to generate growth in investment income or interest rate fluctuations that result in declining values of fixed-maturity investments, including declines in accounts in which we hold bank-owned life insurance contract assets

•	Recession or other economic conditions resulting in lower demand for insurance products or increased payment delinquencies

•	Inadequate estimates or assumptions used for critical accounting estimates

•	Increased competition that could result in a significant reduction in the company’s premium volume

•	Delays in adoption and implementation of underwriting and pricing methods that could increase our pricing accuracy, underwriting profit and competitiveness

•	Inability to defer policy acquisition costs for our personal lines segment if pricing and loss trends would lead management to conclude this segment could not achieve sustainable profitability.

•	Changing consumer insurance-buying habits and consolidation of independent insurance agencies that could alter our competitive advantages

•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes

•	Increased frequency and/or severity of claims

•	Ability to obtain adequate reinsurance on acceptable terms, amount of reinsurance purchased, financial strength of reinsurers and the potential for non-payment or delay in payment by reinsurers

•	Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:
o	Multi-notch downgrades of the company’s financial strength ratings

Cincinnati Financial Corporation Form 10-Q for the quarterly period ended March 31, 2009	15

o	Concerns that doing business with the company is too difficult

o	Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace

o	Delays or inadequacies in the development, implementation, performance and benefits of technology projects and enhancements
•	Actions of insurance departments, state attorneys general or other regulatory agencies, including a change to a federal system of regulation from a state-based system, that:
o	Restrict our ability to exit or reduce writings of unprofitable coverages or lines of business

o	Place the insurance industry under greater regulatory scrutiny or result in new statutes, rules and regulations
o	Increase our expenses

o	Add assessments for guaranty funds, other insurance related assessments or mandatory reinsurance arrangements; or that impair our ability to recover such assessments through future surcharges or other rate changes

o	Limit our ability to set fair, adequate and reasonable rates

o	Place us at a disadvantage in the marketplace

o	Restrict our ability to execute our business model, including the way we compensate agents
•	Adverse outcomes from litigation or administrative proceedings

•	Events or actions, including unauthorized intentional circumvention of controls, that reduce the company’s future ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002

•	Unforeseen departure of certain executive officers or other key employees due to retirement, health or other causes that could interrupt progress toward important strategic goals or diminish the effectiveness of certain longstanding relationships with insurance agents and others

•	Events, such as an epidemic, natural catastrophe or terrorism, that could hamper our ability to assemble our workforce at our headquarters location

•	Further, the company’s insurance businesses are subject to the effects of changing social, economic and regulatory environments. Public and regulatory initiatives have included efforts to adversely influence and restrict premium rates, restrict the ability to cancel policies, impose underwriting standards and expand overall regulation. The company also is subject to public and regulatory initiatives that can affect the market value for its common stock, such as recent measures affecting corporate financial reporting and governance. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.
Introduction
Corporate Financial Highlights
Income Statement and Per Share Data

	Three months ended March 31,
(Dollars in millions except share data)	2009	2008	Change %

Income statement data
Earned premiums	$765	$780	(2.0)
Investment income, net of expenses	124	152	(18.7)
Realized investment gains and losses (pretax)	(2)	(232)	99.3
Total revenues	890	704	26.5
Net income (loss)	35	(42)	nm
Per share data (diluted)
Net income (loss)	0.22	(0.26)	nm
Cash dividends declared	0.39	0.39	0.0

Diluted weighted average shares outstanding	162,663,625	165,105,311	(1.5)
Revenues rose for the three months ended March 31, 2009, compared with the first quarter of 2008 due to lower level of realized investment losses. The other two primary revenue components, earned premiums and investment income, declined in the current quarter compared with the same period a year ago. Revenue trends are discussed further in the respective sections of Results of Operations.

16	Cincinnati Financial Corporation Form 10-Q for the period ended March 31, 2009

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
Net income improved for the first three months of 2009 compared to the same period in 2008 primarily because of the lower level of realized investment losses. The investment income and underwriting profit components of net income decreased during the current three-month period as discussed below in Results of Operations. As discussed in our 2008 Annual Report on Form 10-K, Item 7, Factors Influencing Our Future Performance, Page 38, there are several reasons that our performance during 2009 may be below our long-term targets. In that annual report, as part of Results of Operations, we also discussed the year 2009 outlook for each reporting segment.
The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2008, the company has increased the indicated annual cash dividend rate for 48 consecutive years, a record we believe is matched by only 11 other publicly traded companies. While seeing merit in continuing that record, with the February 2009 quarterly dividend declaration our board indicated its first priority was assuring continued financial strength for the company and that its intention was to consider the potential for a 49th year of increase over the course of 2009.
Balance Sheet Data and Performance Measures

	At March 31,	At December 31,
(Dollars in millions except share data)	2009	2008

Balance sheet data
Invested assets	$8,876	$8,890
Total assets	13,108	13,369
Short-term debt	49	49
Long-term debt	790	791
Shareholders’ equity	3,881	4,182
Book value per share	23.88	25.75
Debt-to-capital ratio	17.8%	16.7%

	Three months ended March 31,
	2009	2008

Performance measure
Value creation ratio	(5.7)%	(5.4)%
Invested assets, total assets, shareholders’ equity and book value per share were below year-end 2008, largely because of declines in the market value of our investment portfolio during the first quarter of 2009, reflecting adverse trends of securities markets in general. As a result, our total debt-to-capital ratio (capital is the sum of debt plus shareholders’ equity) increased 1.1 percentage points from the December 31, 2008, level. The value creation ratio also decreased because of the decline in the market value of our investment portfolio and is discussed further in the section below entitled “Progress Toward Long-Term Value Creation.”
Progress Toward Long-Term Value Creation
Through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on written premium volume for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies in 35 states as discussed in our 2008 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 1.
Although 2009 is a difficult year for our economy, our industry and our company, our long-term perspective lets us address the immediate challenges while focusing on the major decisions that best position the company for success through all market cycles. We believe that this forward-looking view has consistently benefited our policyholders, agents, shareholders and associates.
To measure our progress, we have defined a measure of value creation that we believe captures the contribution of our insurance operations, the success of our investment strategy and the importance we place on paying cash dividends to shareholders. Between 2010 and 2014, we expect to achieve a 12 percent to 15 percent average for the total of 1) our rate of growth in book value per share plus 2) the ratio of dividends declared per share to beginning book value per share. With the current economic and market uncertainty, we believe this ratio is an appropriate way to measure our long-term progress in creating value.

Cincinnati Financial Corporation Form 10-Q for the quarterly period ended March 31, 2009	17

When looking at our longer-term objectives, we see three performance drivers:
•	Premium growth — We believe over any five-year period our agency relationships and initiatives can lead to a property casualty written premium growth rate that exceeds the industry average. The compound annual growth rate of our net written premiums was 1.3 percent over the past five years, equal to the estimated growth rate for a broad group of standard market property casualty insurance companies.

For the first quarter of 2009, our property casualty net written premiums were essentially flat, rising 0.3 percent to $778 million. A.M. Best forecasts industry growth at 0.9 percent for full-year 2009. Our flat overall growth despite strong new business reflects the progress on the growth initiatives discussed below in Highlights of Initiatives Supporting Our Strategies, offset by continued price competition requiring us to take a disciplined approach to risk selection and pricing and by continued weakness in the broader economy. First-quarter new business written by our agents rose 28.9 percent to $97 million compared with $76 million for the 2008 first quarter.
•	Combined ratio — We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently below 100 percent. Our GAAP combined ratio averaged 92.8 percent over the five years ended December 31, 2008. Our combined ratio was below 100 percent in each year during the period, except 2008 when we experienced a record level of catastrophe losses as discussed in our 2008 Annual Report on Form 10-K, Item 7 Consolidated Property Casualty Insurance Results of Operations, Page 49. Our statutory combined ratio averaged 92.6 percent over the same period compared with an estimated 98.5 percent for the same industry group.

For the first quarter of 2009, our statutory combined ratio was 105.1 percent, including 7.2 percentage points of catastrophe losses, compared with 97.3 percent, including 5.7 percentage points of catastrophe losses, for the first quarter of 2008. A.M. Best forecasts the industry’s full-year 2009 combined ratio at 101.1 percent, including 4.0 percentage points of catastrophe losses.

•	Investment contribution — We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index (Index).
o	Investment income grew at a compound annual rate of 2.9 percent over the five years ended December 31, 2008. It grew in each year except 2008 when we experienced a dramatic reduction in dividends from financial services companies held in our equity portfolio, a risk we addressed aggressively during 2008.

For the first quarter of 2009, pretax investment income was $124 million, down 18.7 percent from $152 million for the first quarter of 2008. The decrease reflected reduced dividends and ongoing diversification of the equity portfolio during 2008 and the first quarter of 2009, with investment of sales proceeds and cash flow in more secure, lower yielding securities with potential for yield improvement.

o	Over the five years ended December 31, 2008, our compound annual equity portfolio return was a negative 9.0 percent compared with a compound annual total return of a negative 2.1 percent for the Index. Our equity portfolio underperformed the market for the five-year period primarily because of the decline in the market value of Fifth Third, our largest holding for most of the period. In 2008, our compound annual equity portfolio return was a negative 31.5 percent, compared with a negative 36.9 percent for the Index.

o	For the first quarter of 2009, our equity portfolio underperformed the market, with a negative return of 13.1 percent compared with negative 11.0 percent for the Index. At that date, the financial sector weighting was 2.9 percent in our equity portfolio compared with 10.8 percent in the Index.
Highlights of Initiatives Supporting Our Strategies
Management works with the board of directors to identify the strategies that can lead to long-term success. Our strategies are intended to position us to compete successfully in the markets we have targeted while minimizing risk. We believe successful implementation of the initiatives that support our strategies will help us better serve our agent customers, reduce volatility in our financial results and weather difficult economic, market or pricing cycles.
•	Preserve capital — Implementation of these initiatives is intended to preserve our capital and liquidity so that we can successfully grow our insurance business. A strong capital position provides the capacity to support premium growth and provides the liquidity to sustain our investment in the people and infrastructure needed to implement our other strategic initiatives.

•	Improve insurance profitability — Implementation of these operational initiatives is intended to support improved cash flow and profitable growth for the agencies that represent us and for our company. These initiatives primarily seek to strengthen our relationships with agents, allowing them to serve clients faster

18	Cincinnati Financial Corporation Form 10-Q for the period ended March 31, 2009 and manage expenses better. Others may streamline our internal processes so we can devote more resources to agent service.

•	Drive premium growth — Implementation of these operational initiatives is intended to expand our geographic footprint and diversify our premium sources to obtain profitable growth without significant infrastructure expense. Diversified growth also may reduce our catastrophe exposure risk and temper negative changes that may occur in the economic, judicial or regulatory environments in the territories we serve.
We discuss initiatives supporting each of these strategies below, along with the metrics we use to assess their progress.
Preserve Capital
The four primary initiatives supporting our capital preservation strategy are:
•	Maintain a diversified and stabilized investment portfolio by applying parameters and tolerances — We discuss our portfolio strategies in greater depth in our Annual Report on Form 10-K, Item 1, Investments Segment, Page 17.
o	High-quality fixed-maturity portfolio that matches or exceeds total insurance reserves — At March 31, 2009, the average rating of the $6.479 billion fixed maturity portfolio was A2/A+, and the portfolio value exceeded the total insurance reserve liability. We also have reinsurance recoverables to offset a portion of insurance reserves.

o	Diversified equity portfolio that generally has no concentrated positions in single stocks or industries — At March 31, 2009, no single security accounted for more than 10.5 percent of our portfolio of publicly traded common stocks and no single sector accounted for more than 26 percent. Because of the strength and diversity of our fixed-maturity portfolio, we have the opportunity to invest for both income growth and potential capital appreciation by purchasing equity securities. We seek to achieve a total return on the equity portfolio over any five-year period that exceeds that of the Index while taking equal or less risk.

o	Parent company liquidity that increases our flexibility through all periods to maintain our cash dividend and to continue to invest in and expand our insurance operations — We aim to keep approximately 90 percent of parent company investments in cash and marketable securities. At March 31, 2009, we held $1.038 billion of our cash and invested assets at the parent company level, of which $680 million, or 65.6 percent, was invested in common stocks and $217 million, or 20.9 percent, was cash or cash equivalents.
•	Minimize reliance on debt as a source of capital, maintaining the ratio of debt-to-total capital below 20 percent — This target is higher than we had identified in previous years because total capital declined in 2008 and early 2009 although debt levels were essentially unchanged. At March 31, 2009 this ratio was 17.8 percent compared with 16.7 percent at year-end 2008 and 13.6 percent at March 31, 2008. Our long-term debt consists of three non-convertible, non-callable debentures, two due in 2028 and one in 2034.

•	Purchase reinsurance from highly rated reinsurers to mitigate underwriting risk and to support our ability to hold investments until maturity. See our Annual Report on Form 10-K, Item 7, 2009 Reinsurance Programs, Page 81, for additional details on these programs.

•	Identify tolerances for other operational risks and calibrate management decisions accordingly — For example, we are developing programs to address the concentration of production operations at our headquarters location.
We measure the overall success of our strategy to preserve capital primarily by growing investment income and by achieving over any five-year period a total return on our equity investment portfolio that exceeds the Standard & Poor’s 500’s return. We also monitor other measures. One of the most significant is our ratio of property casualty net written premiums to statutory surplus, which was 0.97-to-1 for the 12 months ended March 31, 2009, compared with 0.89-to-1 at year-end 2008. This ratio is a common measure of operating leverage used in the property casualty industry; the lower the ratio the more capacity a company has for premium growth. The estimated property casualty industry net written premium to statutory surplus ratio was 0.9-to-1 at year-end 2008 and 0.8-to-1 at year-end 2007.
Our second means of verifying our capital preservation strategy is our financial strength ratings. Our parent company’s senior debt is rated by four independent ratings firms. In addition, the ratings firms award insurer financial strength ratings to our property casualty and life companies based on their quantitative and qualitative analyses. These ratings assess an insurer’s ability to meet financial obligations to policyholders and do not necessarily address all of the matters that may be important to shareholders. Ratings may be subject to

Cincinnati Financial Corporation Form 10-Q for the quarterly period ended March 31, 2009	19

revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.
As of April 27, 2009, our credit and financial strength ratings were:

Insurance Financial Strength Ratings
Parent
	Company	Standard Market Property
Rating	Senior Debt	Insurance Casualty			Life Insurance			Excess and Surplus
Agency	Rating	Subsidiary			Subsidiary			Subsidiary			Status (date)
				Rating			Rating			Rating
				Tier			Tier			Tier

A. M. Best Co.	a	A+	Superior	2 of 16	A	Excellent	3 of 16	A	Excellent	3 of 16	Stable outlook (12/19/08)

Fitch Ratings	A-	AA-	Very Strong	4 of 21	AA-	Very Strong	4 of 21	—	—	—	Negative outlook (2/13/09)

Moody’s Investors Service	A3	A1	Good	5 of 21	—	—	—	—	—	—	Stable outlook Service (9/25/08)

Standard & Poor’s Rating Services	BBB+	A+	Strong	5 of 21	A+	Strong	5 of 21	—	—	—	Negative outlook (06/30/08)

•	All of our insurance subsidiaries continue to be highly rated. During the first quarter of 2009, only one ratings agency action occurred. On February 13, 2009, Fitch Ratings affirmed our ratings it had assigned in July 2008, continuing its negative outlook due to the downside risk in our equity portfolio. Fitch stated that it viewed favorably the number of steps we have taken to rebalance our equity portfolio and reduce exposure to the financial sector. Fitch noted our strong capitalization at the current ratings level and low operating leverage.
Our debt ratings are discussed in our 2008 Annual Report on Form 10-K, Item 7, Additional Sources of Liquidity, Page 71.
Improve Insurance Profitability
The three primary initiatives to improve insurance profitability are:
•	Implement technology projects to improve critical efficiencies and streamline processes for our agencies, allowing us to win an increasing share of their business. By the end of this year, we expect to make significant strides with deployment of technology initiatives that enhance local decision making based on the local knowledge and risk selection expertise we derive from our agents and from having a large network of field representatives who live and work in our agents’ communities:
o	Predictive modeling tool for our workers’ compensation business line — The tool will increase pricing precision so that our agents can better compete for the most desirable workers’ compensation business. We now are beginning to use this tool to assist underwriters with improved risk selection and pricing capabilities.

o	Commercial lines policy administration system — we are on track to deploy a new system for commercial package and auto by year-end 2009 to all of our appointed agencies in 11 states, including several higher premium volume states, with additional states to receive the system in 2010. The new system includes direct bill capabilities, real time rating and issue and other efficiencies that will help cement our spot among the go-to carriers for our agencies. We anticipate a positive impact on future commercial lines premium growth.

o	Personal lines policy administration system — In the first quarter, we introduced single point of entry capability, allowing our agents to rate homeowner and personal auto policies through their agency management systems in real time. In early 2010, we plan to move our personal lines policy processing system to a “next generation” platform. We expect agency efficiency to improve with newly designed, easier-to-use screens that can be delivered with greater speed. We continue to focus on making it easier for our agents to do business with us.

o	Online technologies to serve agencies and policyholders — During 2009, we expect to introduce online services that agents have requested for policyholders. In the first quarter of 2009, we began offering personal lines policyholders whom we bill for our agents the convenience of making their premium payments online from our Web site, using credit cards or transfers from bank accounts.

o	Improved claims processes with options such as agent access to more detailed information on the status of pending claims — These capabilities help sustain our reputation for superior claims service by helping keep the agent better informed on the details of claim status. In April 2009, we enhanced our response time for new claims, making available an online system for submission of notices of loss to agencies that use Applied agency management systems.

20	Cincinnati Financial Corporation Form 10-Q for the period ended March 31, 2009

o	Improving our business data, supporting accurate underwriting, pricing and decisions — Over the next several years, we will deploy a full data management program, including a property casualty insurance data warehouse. One of the greatest advantages will be enhanced granularity of pricing data. This is a phased, long-term project that is currently in progress.
•	Continue to staff field positions to ensure that we carefully select and evaluate new business on a case-by-case basis so we can grow profitably. At March 31, 2009, we had 112 field marketing territories, up from 111 at the end of 2008 and 106 at March 31, 2008.
o	Personal lines field marketing representatives — In 2008, we expanded the role of our personal lines marketing representative by locating associates in states newer to our personal lines offerings. In these states, our personal lines automation has allowed us to introduce or broaden our product offerings. We now have two headquarters-based and three field-based personal lines marketing representatives and will add two more in the field in 2009. These representatives have underwriting authority and visit agencies on a regular basis to promote the advantages of Cincinnati personal lines.

o	Other field associates help provide our agents with superior service and support — Additions are planned to the field teams that provide the local expertise, help us better understand the accounts we underwrite and provide another market advantage for our agents. In the second quarter of 2009, we are adding three new premium audit representatives and one new loss control field representative, and plan to add two more loss control representatives before year-end who will help support our expansion into western states.
•	Improve internal efficiencies to make best use of our resources — Smart spending today means we will be even better prepared with strong, local market-based relationships when external conditions improve. Projects under way include developing an energy efficiency plan for our headquarters buildings and reviewing underwriting workflow.
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
Drive Premium Growth
The five primary initiatives to drive premium growth are:
•	New agency appointments in 2009 — We continue to appoint new agencies in our current operating territories, adding 76 in 2008. Our objective is to appoint additional points of distribution each year. In 2009, we are targeting 65 appointments of independent agencies writing an aggregate $1 billion in property casualty premiums annually with all carriers they represent. This target includes appointments in the recently opened state of Texas. As of March 31, 18 appointments have been completed in 2009, resulting in a total of 1,141 agency relationships marketing our standard market insurance products from 1,406 reporting locations.

In measuring progress towards achieving this initiative, we include appointment of new agency relationships with Cincinnati. For those that we believe will produce a meaningful amount of new business premiums, we also include appointment of agencies that merge with a Cincinnati agency and new branch offices opened by existing Cincinnati agencies. We made 76, 66 and 55 new appointments in 2008, 2007 and 2006, respectively. Of these new appointments, 52, 50 and 42, respectively, were new relationships. These new appointments and other changes in agency structures led to a net increase in reporting agency locations of 60 in 2008, 38 in 2007 and 37 in 2006. We seek to build close, long-term relationships with each agency we appoint. We carefully evaluate the marketing reach of each new appointment to ensure the territory can support both current and new agencies.

•	New states — With our entry into Texas during the fourth quarter of 2008, Cincinnati Insurance now is actively marketing our policies in 35 states, expanding our opportunities beyond the Midwest and South. We now have a sizeable presence in the western states — opening New Mexico and eastern Washington in 2007, Utah in 2000, Idaho in 1999 and Montana in 1998. We entered Arizona in 1971. We plan to look next at taking Cincinnati Insurance to agencies in Colorado and Wyoming. While we continually study the regulatory and competitive environment in other states where we could decide to actively market our property casualty products, we have not announced the timetable for entry into additional states.

We generally are able to earn a 10 percent share of an agency’s business after 10 years. In Delaware, New Mexico and Washington, our three newer states, we’ve appointed agencies that write about $400 million

Cincinnati Financial Corporation Form 10-Q for the quarterly period ended March 31, 2009	21

annually with all the carriers they represent. Our writings with these new agencies were almost 2 percent of that total in 2008 and were almost 3 percent of the first-quarter 2009 total.

We appointed our first agencies in Texas late in 2008, opening two field marketing territories. In the first quarter of 2009, we added our third Texas marketing territory. By mid 2010, we expect to appoint agencies in that state that write about $750 million in premiums annually with all carriers they represent.

•	Personal lines — We are working to position our personal lines business for profitable future growth. By late-2009, we expect to have made more advances using tiered rating, helping to further improve our rate and credit structures. Personal lines rate changes made in 2008 have started to drive additional new business, including rollovers of seasoned business our agencies previously placed with other carriers.

Additional pricing changes that became effective in January 2009 are further driving new business. These changes build on our 2006 introduction of credits for homeowner and personal auto products that began to address rates that were too high; our 2007 introduction of discounts on homeowner policies in some states when an auto policy is also purchased; and our 2008 introduction of further credits and debits to more accurately price risks. These pricing refinements reduced premiums for many policies we write, presenting an opportunity to market the policy advantages to our agents’ more quality-conscious clientele.

We also are more aggressively tapping our potential to market personal lines insurance through agencies that already represent us for commercial lines. In 2008, we began writing personal lines business or significantly expanded our product offerings and automation capabilities in five states. In early 2009, we began marketing personal lines in Idaho and South Carolina, bringing the total of states where we market personal lines to 29. In these seven new or expanded states, our agencies write approximately $650 million in personal lines premiums annually with all carriers they represent.

•	Surplus lines insurance — Another source of premium growth is our new surplus lines operation, which ended the year on track with products available in 33 states. We entered this business area to better serve agents of The Cincinnati Insurance Companies. Today, they write about $2.5 billion annually of surplus lines business with other carriers. We want to earn an appropriate share by bringing Cincinnati-style service to those clients. In 2008, our first year, we wrote $14 million in surplus lines premiums and met our 2008 strategic plan deployment objectives. In the fourth quarter of 2008, we expanded product offerings from general liability, adding property and professional liability lines of businesses. For the first quarter 2009, we wrote a total of $7 million compared with $1 million in the first quarter of 2008, our initial period for surplus lines operations.

•	Life insurance product development — During the first quarter of 2009, we designed a worksite return of premium 20-year term life product to be introduced during the second quarter, when we also intend to release a new secondary guarantee universal life product. In the third quarter, we expect to introduce a survivor universal life product for the estate planning market. These initiatives support opportunities to cross-sell life insurance products to clients of the independent agencies that sell Cincinnati’s property casualty insurance policies.
We also expect a positive impact on 2009 premium growth from the introduction of our commercial package and auto policy administration system, discussed above. It includes a new option, highly anticipated by our agencies, to let them select to have us bill the policyholder directly. We also will offer those directly billed policyholders more payment options, including monthly billing and electronic funds transfer. In the second quarter of 2009, we will begin offering direct billing of workers’ compensation policies.
We measure the overall success of this strategy to drive premium growth primarily through changes in net written premiums, which we believe can grow faster than the industry average over any five-year period. Notably, many of our growth initiatives have been under way for a year or more and helped us achieve 28.5 percent new business growth for the first quarter of 2009 although total written premiums were flat on weak market pricing, economic pressures and higher reinsurance premiums.
Despite near-term challenges in insurance and financial markets that are reflected in our first-quarter 2009 financial performance, we are making good progress on our initiatives and remain confident that our strategy will deliver long-term value for shareholders.

22	Cincinnati Financial Corporation Form 10-Q for the period ended March 31, 2009

Results Of Operations
The consolidated results of operations reflect the operating results of each of our four segments along with the parent company and other activities reported as “Other.” The four segments are:
•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Life insurance
•	Investments operations
We report as Other the non-investment operations of the parent company and its subsidiaries CFC Investment Company and CinFin Capital Management Company (excluding client investment activities), as well as other income of our standard market property casualty insurance operations. CinFin Capital Management terminated all operations effective February 28, 2009. Beginning in the first quarter of 2008, we also included the results of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources Inc. in Other.
See Item 1, Note 9, Segment Information, Page 14 for discussion of the calculations of segment data. The following sections review results of operations for each of the four segments.
Consolidated Property Casualty Insurance Results of Operations
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance (commercial lines and personal lines segments) as well as our surplus lines operations.

	Three months ended March 31,
(Dollars in millions)	2009	2008	Change %

Earned premiums	$732	$751	(2.5)

Loss and loss expenses from:
Current accident year before catastrophe losses	482	467	3.1
Current accident year catastrophe losses	55	47	16.9
Prior accident years before catastrophe losses	9	(9)	nm
Prior accident year catastrophe losses	(2)	(4)	47.5

Total loss and loss expenses	544	501	8.6
Underwriting expenses	243	240	1.5

Underwriting (loss) profit	$(55)	$10	nm

			Pt. Change

Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	65.8%	62.2%	3.6
Current accident year catastrophe losses	7.5	6.2	1.3
Prior accident years before catastrophe losses	1.2	(1.2)	2.4
Prior accident year catastrophe losses	(0.3)	(0.5)	0.2

Total loss and loss expenses	74.2	66.7	7.5
Underwriting expenses	33.3	31.9	1.4

Combined ratio	107.5%	98.6%	8.9

Combined ratio:	107.5%	98.6%	8.9
Contribution from catastrophe losses and prior years reserve development	8.4	4.5	3.9

Combined ratio before catastrophe losses and prior years reserve development	99.1%	94.1%	5.0

Our consolidated property casualty insurance operations experienced an underwriting loss of $55 million for the three months ended March 31, 2009, compared with an underwriting profit of $10 million in 2008. The main drivers of this quarter’s underwriting loss were increased losses in our workers’ compensation and homeowner business as discussed below.
Our combined ratio reflected the factors influencing underwriting results. (The combined ratio is the percentage of incurred losses plus all expenses for each premium dollar — the lower the ratio, the better the performance. An underwriting profit results when the combined ratio is under 100 percent. A combined ratio above 100 percent indicates that a carrier’s losses and expenses are greater than premiums.)
The combined ratio can be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Development on prior year accident reserves unfavorably affected the combined ratio by 0.9 percentage points in the first quarter of 2009 compared with a favorable impact of 1.7 percentage points in the first quarter of 2008. These amounts include development on prior period catastrophe loss reserves. The unfavorable development recognized in

Cincinnati Financial Corporation Form 10-Q for the quarterly period ended March 31, 2009	23

the first quarter of 2009 occurred primarily in the workers’ compensation line of business as discussed in Commercial Lines Results of Operations below. The combined ratio can also be affected by catastrophe losses and other large losses as discussed in detail below.

	Three months ended March 31,
(Dollars in millions)	2009	2008	Change %

Agency renewal written premiums	$695	$733	(5.2)
Agency new business written premiums	97	76	28.9
Other written premiums	(14)	(33)	56.6

Net written premiums	778	776	0.3
Unearned premium change	(46)	(25)	(85.2)

Earned premiums	$732	$751	(2.5)

The trends in written and earned premiums summarized in the table above reflected the heightened competition in our markets and current economic trends as well as the competitive strategies we discussed in our 2008 Annual Report on Form 10-K, Item 1, Commercial Lines and Personal Lines Property Casualty Insurance Segments, Page 13 and Page 15. The decline in agency renewal written premiums occurred at a rate similar to that experienced during the full year 2008 when the rate of decline was 4.5 percent.
New business written directly by our local independent agencies was $97 million in the three months ended March 31, 2009, compared with $76 million in the first three months of 2008. Our surplus lines operation that began in 2008 accounted for $6 million of the increase. Agencies appointed since January 2008 accounted for $4 million, reflecting our strategy in recent years to expand our marketing into new and underserved areas. New business levels reflected the advantages of our agency relationship strategy and three-year commercial policies, which help us attract our agents’ better risks at adequate prices. Earned premiums from our surplus lines business contributed $4 million during the first quarter of 2009 compared with less than $1 million in the first quarter of 2008 and did not materially affect consolidated results in either period.
Catastrophe losses contributed 7.2 percentage points to the combined ratio in the three months ended March 31, 2009, compared with 5.7 percentage points in the same period of 2008. Catastrophe losses in the first quarter of 2009 included $2 million of savings from favorable development on 2008 and prior catastrophe loss reserves compared with $4 million of savings in the first three months of 2008 from favorable development on 2007 and prior catastrophe loss reserves.
The following table shows catastrophe losses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list catastrophe events for which our incurred losses exceed $5 million.

			Three months ended March 31,
(In millions, net of reinsurance)			Commercial	Personal
Dates	Cause of loss	Region	lines	lines	Total

2009
Jan. 26-28	Flood, freezing, ice, snow	South, Midwest	$6	$14	$20
Feb. 10-13	Flood, hail, wind, water damage	South, Midwest, East	12	18	30
Feb. 18-19	Wind, hail	South	0	5	5
Development on 2008 and prior catastrophes			(4)	2	(2)

Calendar year incurred total			$14	$39	$53

2008
Jan. 4-9	Wind, hail, flood, freezing	South, Midwest	$3	$3	$6
Jan. 29-30	Wind, hail	Midwest	5	5	10
Feb. 5-6	Wind, hail, flood	Midwest	8	9	17
Mar. 14	Tornadoes, wind, hail, flood	South	5	1	6
Mar. 15-16	Wind, hail	South	4	4	8
Development on 2007 and prior catastrophes			(3)	(1)	(4)

Calendar year incurred total			$22	$21	$43

24	Cincinnati Financial Corporation Form 10-Q for the period ended March 31, 2009

The underwriting expense ratio for the first three months of 2009 increased compared with the first three months of 2008 as indicated in the table below. The primary reason the ratio increased was declining earned premiums.

	Three months ended March 31,
(Dollars in millions)	2009	2008	Change %

Commission expenses	$146	$144	1.4
Underwriting expenses	93	93	0.9
Policyholder dividends	4	3	27.8

Total underwriting expenses	$243	$240	1.5

			Pt. Change

Ratios as a percent of earned premiums:
Commission expenses	19.9%	19.1%	0.8
Underwriting expenses	12.8	12.4	0.4
Policyholder dividends	0.6	0.4	0.2

Total underwriting expense ratio	33.3%	31.9%	1.4

Commercial Lines Insurance Results Of Operations
Overview

	Three months ended March 31,
(Dollars in millions)	2009	2008	Change %

Earned premiums	$557	$574	(3.1)

Loss and loss expenses from:
Current accident year before catastrophe losses	363	354	2.5
Current accident year catastrophe losses	17	25	(33.3)
Prior accident years before catastrophe losses	11	(11)	nm
Prior accident year catastrophe losses	(3)	(3)	5.9

Total loss and loss expenses	388	365	6.4
Underwriting expenses	181	180	.1

Underwriting (loss) profit	$(12)	$29	nm

			Pt. Change

Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	65.2%	61.6%	3.6
Current accident year catastrophe losses	3.1	4.5	(1.4)
Prior accident years before catastrophe losses	2.1	(1.9)	4.0
Prior accident year catastrophe losses	(0.6)	(0.6)	0.0

Total loss and loss expenses	69.8	63.6	6.2
Underwriting expenses	32.4	31.4	1.0

Combined ratio	102.2%	95.0%	7.2

Combined ratio:	102.2%	95.0%	7.2
Contribution from catastrophe losses and prior years reserve development	4.6	2.0	2.6

Combined ratio before catastrophe losses and prior years reserve development	97.6%	93.0%	4.6

First-quarter performance highlights for the commercial lines segment include:
•	Premiums — Pricing in the commercial lines marketplace continues to be competitive and resulted in an overall decrease in earned premiums. The table below analyzes the components of earned premiums. The weak economy is still driving exposures to lower levels, particularly affecting certain lines of business as discussed in our 2008 Annual Report on Form 10-K, Item 7, Commercial Lines Insurance Results of Operations, Page 52. We continue to believe the current rate of new business growth and level of renewals of our expiring policies is consistent with our agents’ practice of selecting and retaining accounts with manageable risk characteristics that support the lower prevailing prices. It also reflects the advantages we achieve through our field focus, which provides us with quality intelligence on local market conditions. This information is used in decisions to avoid inadequately priced business and maintain underwriting discipline. We continue to use rate credits to retain renewals of quality business and earn new business. For renewal business, the typical pricing decline improved slightly to a mid-single-digit range from a mid to high-single-digit range during the second half of 2008. Higher declines sometimes occur, particularly for larger accounts.

Cincinnati Financial Corporation Form 10-Q for the period quarterly ended March 31, 2009	25

•	New commercial lines business written directly by agencies increased $10 million year over year with the following factors driving the growth:
o	New appointments – The agencies appointed during 2008 and 2009 contributed $4 million in new commercial lines business during the first quarter of 2009 with those appointed as of March 31, 2008, contributing an immaterial amount during the first quarter of 2008.

o	Cross-selling with surplus lines – Approximately $4 million of standard market new business was written for policyholders who selected Cincinnati Specialty Underwriters to provide certain surplus lines coverages.

o	Approximately $2 million was attributable to various other factors as our agents reported a higher volume of quote activity for new business.
Combined ratio – Our commercial lines combined ratio deterioration was due primarily to adverse development on prior accident year reserves for our workers’ compensation business. The company’s most recently completed reserve analysis indicated that loss cost inflation was worse than previously estimated. Prior analyses attributed a larger share of the rise in claim payments for recent accident years to exposure growth rather than loss cost inflation. However, declining claim frequencies reflected in reserving data as of December 31, 2008, indicated that exposure growth was less of a source of the rise in claim payments for recent accident years than was loss cost inflation. The higher estimate of loss cost inflation derived from this analysis affected reserves estimated for many accident years, resulting in a $20 million, or 3.6 percentage points, increase in reserves for prior accident years.
Of this increase in reserves, $8 million related to accident years 2006 through 2008 and the remaining $12 million related to older accident years. Reserve estimates are inherently uncertain as described in our 2008 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Reserves, Page 41. During 2008, workers’ compensation loss reserves on 2007 and prior accident years also increased. However, workers’ compensation loss expense reserves on 2007 and prior accident years decreased, resulting in a net decrease on prior accident years of $2 million.
Other factors contributing to the change in the combined ratio were lower pricing and normal loss cost inflation. Underwriting results and related measures for the combined ratio are summarized in the table above. The tables below provide additional details regarding the primary drivers of underwriting results.
Our commercial lines statutory combined ratio was 99.0 percent in the three months ended March 31, 2009, compared with 93.3 percent in the comparable 2008 period.
Commercial Lines Insurance Premiums

	Three months ended March 31,
(Dollars in millions)	2009	2008	Change %

Agency renewal written premiums	$557	$588	(5.2)
Agency new business written premiums	76	66	14.9
Other written premiums	(7)	(29)	74.8

Net written premiums	626	625	0.1
Unearned premium change	(69)	(51)	(36.9)

Earned premiums	$557	$574	(3.1)

26	Cincinnati Financial Corporation Form 10-Q for the period ended March 31, 2009

Commercial Lines Insurance Losses by Size

	Three months ended March 31,
(Dollars in millions)	2009	2008	Change %

New losses greater than $4,000,000	$9	$0	nm
New losses $2,000,000-$4,000,000	17	22	(22.3)
New losses $1,000,000-$2,000,000	9	18	(51.9)
New losses $750,000-$1,000,000	9	8	16.1
New losses $500,000-$750,000	12	9	39.3
New losses $250,000-$500,000	26	23	15.9
Case reserve development above $250,000	51	44	16.0

Total large losses incurred	133	124	8.1
Other losses excluding catastrophe losses	174	152	14.5
Catastrophe losses	14	22	(37.4)

Total losses incurred	$321	$298	7.9

			Pt. Change
Ratios as a percent of earned premiums:
New losses greater than $4,000,000	1.7%	0.0%	1.7
New losses $2,000,000-$4,000,000	3.1	3.9	(0.8)
New losses $1,000,000-$2,000,000	1.6	3.2	(1.6)
New losses $750,000-$1,000,000	1.6	1.3	0.3
New losses $500,000-$750,000	2.1	1.5	0.6
New losses $250,000-$500,000	4.7	4.0	0.7
Case reserve development above $250,000	9.1	7.8	1.3

Total large loss ratio	23.9	21.7	2.2
Other losses excluding catastrophe losses	31.2	26.4	4.8
Catastrophe losses	2.5	3.9	(1.4)

Total loss ratio	57.6%	52.0%	5.6

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and settlement expenses. In the first quarter of 2009, these losses and case reserve increases were up $9 million compared with last year’s first quarter, driven primarily by the workers’ compensation line of business. These losses contributed an additional 2.2 percentage points to the commercial lines combined ratio, reflecting higher losses on lower earned premiums. We believe the increase largely reflected normal fluctuations in loss patterns and normal variability in the large case reserves for claims above $250,000. Our analysis continues to indicate no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory.
Commercial Lines Insurance Underwriting Expenses

	Three months ended March 31,
(Dollars in millions)	2009	2008	Change %

Commission expenses	$114	$109	4.2
Underwriting expenses	63	68	(8.0)
Policyholder dividends	4	3	27.8

Total underwriting expenses	$181	$180	0.1

			Pt. Change
Ratios as a percent of earned premiums:
Commission expenses	20.3%	18.9%	1.4
Underwriting expenses	11.4	11.9	(0.5)
Policyholder dividends	0.7	0.6	0.1

Total underwriting expense ratio	32.4%	31.4%	1.0

The underwriting expense ratio for the first three months of 2009 increased 1.0 percentage point compared with the first three months of 2008 as indicated in the table above. The commission expense ratio drove the increase partially due to declining earned premiums.
Commercial Lines of Business Analysis
Approximately 95 percent of our commercial lines premiums relate to accounts with coverages from more than one of our business lines. As a result, we believe that the commercial lines segment is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for each line.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended March 31, 2009	27

	Three months ended March 31,
(Dollars in millions)	2009	2008	Change %

Commercial casualty:
Written premiums	$209	$211	(0.7)
Earned premiums	187	190	(1.7)
Loss and loss expenses incurred	103	111	(6.9)
Loss and loss expense ratio	55.2%	58.3%
Contribution from catastrophe losses	0.0	0.0
Contribution from prior period reserve development	(9.7)	(7.9)

Commercial property:
Written premiums	$132	$124	6.9
Earned premiums	121	122	(0.7)
Loss and loss expenses incurred	83	92	(9.2)
Loss and loss expense ratio	69.0%	75.5%
Contribution from catastrophe losses	7.4	16.5
Contribution from prior period reserve development	4.8	2.4

Commercial auto:
Written premiums	$110	$107	2.5
Earned premiums	99	101	(2.4)
Loss and loss expenses incurred	59	64	(8.1)
Loss and loss expense ratio	59.7%	63.4%
Contribution from catastrophe losses	(0.1)	(0.4)
Contribution from prior period reserve development	1.7	(3.0)

Workers’ compensation:
Written premiums	$104	$114	(8.9)
Earned premiums	83	94	(12.0)
Loss and loss expenses incurred	97	61	59.8
Loss and loss expense ratio	117.5%	64.8%
Contribution from catastrophe losses	0.0	0.0
Contribution from prior period reserve development	24.0	(5.9)

Specialty packages:
Written premiums	$38	$37	2.0
Earned premiums	35	35	(0.4)
Loss and loss expenses incurred	34	22	51.0
Loss and loss expense ratio	96.0%	63.4%
Contribution from catastrophe losses	13.7	8.1
Contribution from prior period reserve development	5.9	6.4

Surety and executive risk:
Written premiums	$25	$25	(2.5)
Earned premiums	25	25	(0.9)
Loss and loss expenses incurred	8	11	(34.6)
Loss and loss expense ratio	30.3%	45.9%
Contribution from catastrophe losses	0.0	0.0
Contribution from prior period reserve development	(17.3)	10.0

Machinery and equipment:
Written premiums	$8	$7	16.8
Earned premiums	7	7	6.3
Loss and loss expenses incurred	4	4	18.2
Loss and loss expense ratio	59.3%	53.3%
Contribution from catastrophe losses	4.5	0.0
Contribution from prior period reserve development	17.5	18.0

Cincinnati Financial Corporation
28	Form 10-Q for the period ended March 31, 2009

Personal Lines Insurance Results Of Operations

	Three months ended March 31,
(Dollars in millions)	2009	2008	Change %

Earned premiums	$171	$177	(3.0)

Loss and loss expenses from:
Current accident year before catastrophe losses	115	113	1.9
Current accident year catastrophe losses	38	22	78.3
Prior accident years before catastrophe losses	(2)	2	nm
Prior accident year catastrophe losses	1	(1)	nm

Total loss and loss expenses	152	136	12.0
Underwriting expenses	54	59	(6.8)

Underwriting loss	$(35)	$(18)	(99.3)

			Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	67.4%	64.1%	3.3
Current accident year catastrophe losses	22.0	11.9	10.1
Prior accident years before catastrophe losses	(1.4)	1.0	(2.4)
Prior accident year catastrophe losses	0.6	(0.3)	0.9

Total loss and loss expenses	88.6	76.7	11.9
Underwriting expenses	32.1	33.4	(1.3)

Combined ratio	120.7%	110.1%	10.6

Combined ratio:	120.7%	110.1%	10.6
Contribution from catastrophe losses and prior years reserve development	21.2	12.6	8.6

Combined ratio before catastrophe losses and prior years reserve development	99.5%	97.5%	2.0

Overview
Performance highlights for the personal lines segment include:
•	Premiums – Personal lines written premiums declined for the three months ended March 31, 2009, compared with the first quarter of 2008 as new business growth only partially offset pricing changes that reduced average premiums per policy. The table below analyzes the components of earned premiums. Pricing changes included an expanded program of policy credits that incorporate insurance scores and are intended to improve our ability to compete for our agents’ highest quality personal lines accounts. Various rate increases are being implemented during 2009 for states representing approximately 80 percent of our personal lines business.

Personal lines new business premiums written directly by our agencies rose 67.2 percent to $14 million for the three months ended March 31, 2009, and policies in force increased 0.6 percent since December 31, 2008. Of the $6 million increase in personal lines new business, $2 million was in seven states where we began writing business or significantly expanded our personal lines product offerings and automation capabilities since 2008. The remaining 22 states, or 76 percent of our 29-state personal lines operating territory, accounted for the other $4 million, or two-thirds, of our growth in personal lines new business. Agencies that initiated or expanded their use of Cincinnati’s personal lines products in the past two years were important contributors to the growth.

We continue to implement strategies discussed in our 2008 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 10, to enhance our response to marketplace changes and help us achieve our long-term objectives.

•	Combined ratio – The personal lines combined ratio for the three months ended March 31, 2009, rose largely because of higher catastrophe losses as indicated in the table above. Lower pricing and normal loss cost inflation continued to weigh on personal lines results as well.

Our personal lines statutory combined ratio was 123.9 percent in the three months ended March 31, 2009, versus 110.8 percent in the comparable 2008 period.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended March 31, 2009	29

Personal Lines Insurance Premiums

	Three months ended March 31,
(Dollars in millions)	2009	2008	Change %

Agency renewal written premiums	$137	$146	(6.0)
Agency new business written premiums	14	8	67.2
Other written premiums	(6)	(4)	(52.1)

Net written premiums	145	150	(3.5)
Unearned premium change	26	27	(0.3)

Earned premiums	$171	$177	(3.0)

Personal Lines Insurance Losses by Size

	Three months ended March 31,
(Dollars in millions)	2009	2008	Change %

New losses greater than $4,000,000	$0	$0	nm
New losses $2,000,000-$4,000,000	0	0	nm
New losses $1,000,000-$2,000,000	1	4	(62.5)
New losses $750,000-$1,000,000	2	1	221.6
New losses $500,000-$750,000	4	3	40.0
New losses $250,000-$500,000	9	6	35.0
Case reserve development above $250,000	5	4	23.1

Total large losses incurred	21	18	21.0
Other losses excluding catastrophe losses	74	80	(8.3)
Catastrophe losses	39	21	88.7

Total losses incurred	$134	$119	12.8

			Pt. Change
Ratios as a percent of earned premiums:
New losses greater than $4,000,000	0.0%	0.0%	0.0
New losses $2,000,000-$4,000,000	0.0	0.0	0.0
New losses $1,000,000-$2,000,000	0.8	2.1	(1.3)
New losses $750,000-$1,000,000	1.4	0.4	1.0
New losses $500,000-$750,000	2.2	1.5	0.7
New losses $250,000-$500,000	5.0	3.6	1.4
Case reserve development above $250,000	3.0	2.4	0.6

Total large losses incurred	12.4	10.0	2.4
Other losses excluding catastrophe losses	43.3	45.8	(2.5)
Catastrophe losses	22.6	11.6	11.0

Total loss ratio	78.3%	67.4%	10.9

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and settlement expenses. In the first quarter of 2009, these losses and case reserve increases were approximately the same as last year’s first quarter. Our analysis continues to indicate no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory.
Personal Lines Insurance Underwriting Expenses

	Three months ended March 31,
(Dollars in millions)	2009	2008	Change %

Commission expenses	$30	$35	(12.7)
Underwriting expenses	24	24	1.8

Total underwriting expenses	$54	$59	(6.8)

			Pt. Change
Ratios as a percent of earned premiums:
Commission expenses	17.8%	19.8%	(2.0)
Underwriting expenses	14.3	13.6	0.7

Total underwriting expense ratio	32.1%	33.4%	(1.3)

The underwriting expense ratio for the first three months of 2009 decreased compared with the first three months of 2008 as indicated in the table above. The commission expenses ratio drove the overall ratio change partially due to declining earned premiums.
Personal Lines of Business Analysis
We prefer to write personal lines coverages on an account basis that includes both auto and homeowner coverages as well as coverages from the other personal business line. As a result, we believe that the personal lines segment is best measured and evaluated on a segment basis. However, we provide the line of business data to summarize growth and profitability trends separately for each line.

Cincinnati Financial Corporation
30	Form 10-Q for the period ended March 31, 2009

	Three months ended March 31,
(Dollars in millions)	2009	2008	Change %

Personal auto:
Written premiums	$68	$69	(1.9)
Earned premiums	79	83	(3.8)
Loss and loss expenses incurred	50	56	(9.5)
Loss and loss expense ratio	63.6%	67.6%
Contribution from catastrophe losses	0.3	1.7
Contribution from prior period reserve development	3.4	1.8

Homeowner:
Written premiums	$56	$60	(6.8)
Earned premiums	70	72	(3.0)
Loss and loss expenses incurred	93	66	41.0
Loss and loss expense ratio	132.9%	91.4%
Contribution from catastrophe losses	51.5	25.2
Contribution from prior period reserve development	6.5	3.2

Other personal:
Written premiums	$21	$21	0.7
Earned premiums	22	22	(0.2)
Loss and loss expenses incurred	9	14	(39.3)
Loss and loss expense ratio	37.8%	62.2%
Contribution from catastrophe losses	11.0	4.1
Contribution from prior period reserve development	(38.2)	(11.7)

Life Insurance Results Of Operations
Overview
Performance highlights for the life insurance segment include:
•	Revenues – Revenues were higher for the three months ended March 31, 2009, because of increased earned premiums.

Earned premiums increased largely due to growth in term life insurance. Term life insurance premiums increased 14.5 percent in the first quarter of 2009 compared with the first quarter of 2008. Fee income from universal life products increased 0.1 percent for the same period.

Total statutory life insurance net written premiums were up for the three months ended March 31, 2009 to $50 million compared with $44 million in the comparable 2008 period. Total statutory written premiums for life insurance operations for all periods include life insurance, annuity and accident and health premiums. The increase in total statutory life insurance written premiums primarily was due to sales of term life insurance and fixed annuity products. We have not entered the variable or equity-indexed market.

Gross in-force policy face amounts increased to $66.756 billion at March 31, 2009, from $65.888 billion at year-end 2008.
Life Insurance Results

	Three months ended March 31,
(Dollars in millions)	2009	2008	Change %

Written premiums	$50	$44	14.3

Earned premiums	$33	$29	12.5
Separate account investment management fees	1	1	(43.5)

Total revenues	34	30	11.1

Contract holders benefits incurred	39	35	9.0
Investment interest credited to contract holders	(16)	(16)	5.8
Operating expenses incurred	12	12	4.5

Total benefits and expenses	35	31	8.9

Life insurance segment loss	$(1)	$(1)	39.5

•	Profitability – The life insurance segment frequently reports only a small profit or loss on a GAAP basis because most of its investment income is included in investment segment results. We include investment income credited to contract holders (interest assumed in life insurance policy reserve calculations) in life insurance segment results. The segment reported a $1 million loss in the first three months of 2009 and 2008, as an increase in earned premiums was offset by less favorable mortality experience. At the same time, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. For that reason, we also evaluate GAAP data, including all investment activities

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended March 31, 2009	31

on life insurance-related assets including investment income and realized gains or losses on investments. Due to realized investment losses in 2009, the life insurance company reported a GAAP net loss of $9 million in the three months ended March 31, 2009, compared with a GAAP net gain of $2 million in the three months ended March 31, 2008. The life insurance company portfolio had after-tax realized investment losses of $18 million in the three months ended March 31, 2009. For the three months ended March 31, 2008, realized investment losses totaled $6 million.
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
Investment Income
Pretax investment income declined 18.7 percent for the three months ended March 31, 2009, primarily due to dividend reductions for holdings in our equity portfolio. Interest income increased significantly as we have allocated a larger portion of our investment portfolio to fixed-maturity securities. In our 2008 Form 10-K, Item 7, Investments Outlook, Page 69, we discussed our portfolio strategies. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in Item 3, Quantitative and Qualitative Disclosures About Market Risk, Page 37.
Investment Results

	Three months ended March 31,
(In millions)	2009	2008	Change %

Investment income:
Interest	$96	$76	26.4
Dividends	27	73	(63.9)
Other	3	5	(29.7)
Investment expenses	(2)	(2)	(11.5)

Total investment income, net of expenses	124	152	(18.7)

Investment interest credited to contract holders	(16)	(16)	5.8

Realized investment gains and losses summary:
Realized investment gains and losses	52	(16)	nm
Change in fair value of securities with embedded derivatives	(4)	(2)	(54.2)
Other-than-temporary impairment charges	(50)	(214)	76.8

Total realized investment gains and losses	(2)	(232)	99.3

Investment operations income (loss)	$106	$(96)	nm

Net Realized Gains and Losses
We reported a $2 million net realized investment loss in the three months ended March 31, 2009, as net gains from investment sales and bond calls were offset by other-than-temporary impairment charges and the change in fair value of securities with embedded derivatives. We reported a $232 million net realized investment loss in the three months ended March 31, 2008, driven primarily by other-than-temporary impairment charges.
Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on results in any quarter. However, such gains or losses usually have little, if any, effect on total shareholders’ equity because most equity and fixed maturity investments are carried at fair value, with the unrealized gain or loss included as a component of other comprehensive income. Other-than-temporary impairments represent the adjustment of an investments’ book value to fair value when management concludes that the investment’s decline in value below book value is other than temporary. Other-than-temporary impairment losses represent non-cash charges to income.
The realized investment loss in the first quarter of 2009 reflected:
•	$52 million in net gains from investment sales and bond calls including $67 million from sales of 12 million shares of Fifth Third — completing the previously reported sale of all remaining shares of Fifth Third; $31 million from the sale of other bank stocks; $63 million from the sale of ExxonMobil; and $6 million from the sale of various other common stock holdings. These gains were partially offset by realized losses of $150 million from the sales of various securities.
•	$4 million in losses from changes in fair value of securities with embedded derivatives.

Cincinnati Financial Corporation
32	Form 10-Q for the period ended March 31, 2009

•	$50 million in other-than-temporary impairment charges to write down holdings of bonds and preferred stocks.
In the three months ended March 31, 2008, total realized investments losses were $232 million due primarily to other-than-temporary impairment charges of stocks in the financial services sector.
We believe a continuation of the current credit environment, especially if economic conditions worsen, could lead to further declines in portfolio values, resulting in other-than-temporary impairment charges. Of the 2,318 securities in the portfolio, 71 were trading below 70 percent of book value at March 31, 2009. Our asset impairment committee regularly monitors the portfolio. In our 2008 Form 10-K, Item 7, Asset Impairment, Page 45, we discussed our asset impairment policy.

	Three months ended March 31,
(In millions)	2009	2008

Fixed maturities
Financial	$19	$3
Service cyclical	11	2
Real estate	7	2
Consumer cyclical	1	1
Other	2	16

Total fixed maturities	40	24

Common equities
Financial	0	172

Total common equities	0	172

Preferred equities
Financial	10	10
Agency	0	8

Total preferred equities	10	18

Total	$50	$214

Other
We report as “Other” the non-investment operations of the parent company and its subsidiaries CFC Investment Company and CinFin Capital Management Company (excluding client investment activities), as well as other income of our standard market insurance subsidiary. Beginning in 2008, we also began including results of our surplus lines operations, The Cincinnati Specialty Underwriters and CSU Producer Resources in Other. During the first quarter of 2009, CinFin Capital Management Company ceased operations and the company was dissolved effective February 28, 2009, as this subsidiary’s operation did not closely align with our strategic focus.

	Three months ended March 31,
(In millions)	2009	2008	Change %

Interest and fees on loans and leases	$2	$2	(20.7)
Earned premiums	4	0	nm
Money management fees	0	1	(100.0)
Other revenues	0	0	364.1

Total revenues	6	3	141.4

Interest expense	14	13	11.0
Losses and loss expenses	3	0	nm
Underwriting expenses	8	1	nm
Operating expenses	5	3	15.2

Total expenses	30	17	74.2

Pre-tax loss	$(24)	$(14)	(61.7)

Taxes
We had $1 million of income tax benefit in the three months ended March 31, 2009, compared with an income tax benefit of $58 million in the first three months of 2008. The effective tax rate for the three months ended March 31, 2009, was negative 4.5 percent compared with 57.9 percent in the same period last year.
The primary reason for the change in the effective tax rate was the level of realized losses. In the first three months of 2009, we had pretax realized losses of $2 million, compared with $232 million for the first three months of 2008. Lower underwriting results as well as lower investment income from dividends for the current three-month period compared with the prior period also contributed to the change in the effective tax rates for 2009.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended March 31, 2009	33

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Tax-Exempt Fixed-Maturities, Page 38 for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For our insurance subsidiaries, approximately 85 percent of income from tax-advantaged fixed-maturity investments is exempt from federal tax. Our non-insurance companies own no tax-advantaged fixed-maturity investments. For our insurance subsidiaries, the dividend received deduction, after the dividend proration of the 1986 Tax Reform Act, exempts approximately 60 percent of dividends from qualified equities from federal tax. For our non-insurance subsidiaries, the dividend received deduction exempts 70 percent of dividends from qualified equities. Details about our effective tax rate are found in our 2008 Annual Report on Form 10-K, Item 8, Note 11, Income Taxes, Page 112.
Liquidity And Capital Resources
At March 31, 2009, shareholders’ equity was $3.881 billion compared with $4.182 billion at December 31, 2008. Total debt was $839 million at March 31, 2009. At March 31, 2009, cash and cash equivalents totaled $515 million compared with $1.009 billion at December 31, 2008.
Sources Of Liquidity
Subsidiary Dividends
Our lead insurance subsidiary did not declare any dividends to the parent company during the first three months of 2009 compared with $85 million declared in the first three months of 2008. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. During 2009, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $336 million.
Investing Activities
Investment income is a source of liquidity for both the parent company and its insurance subsidiary. We continue to focus on portfolio strategies to balance near-term income generation and long-term book value growth.
Parent company obligations can be funded with income on investments held at the parent company level or through realized gains, although we prefer to follow an investment philosophy seeking to compound cash flows over the long term. These sources of capital can help minimize subsidiary dividends to the parent company, protecting insurance subsidiary capital.
See our 2008 Annual Report on Form 10-K, Item 1, Investments Segment, Page 17, for a discussion of our historic investment strategy, portfolio allocation and quality.
Insurance Underwriting
Our property casualty and life insurance operations provide liquidity because premiums generally are received before losses are paid under the policies purchased with those premiums. After satisfying our cash requirements, we use excess cash flows for investment, increasing future investment income.
This table shows a summary of cash flow of the insurance subsidiary (direct method):

	Three months ended March 31,
(In millions)	2009	2008

Premiums collected	$777	$796
Loss and loss expenses paid	(507)	(476)
Commissions and other underwriting expenses paid	(315)	(336)

Insurance subsidiary cash flow from underwriting	(45)	(16)
Investment income received	114	133

Insurance subsidiary operating cash flow	$69	$117

Historically, cash receipts from property casualty and life insurance premiums, along with investment income, have been more than sufficient to pay claims, operating expenses and dividends to the parent company. While first-year life insurance expenses normally exceed first-year premiums, subsequent premiums are used to generate investment income until the time the policy benefits are paid.
Collected premiums are down $19 million, similar to the decline in net written premiums. Loss and loss expenses paid was $507 million in the first three months of 2009 largely because of higher catastrophe losses. We discuss our future obligations for claims payments in our 2008 Annual Report on Form 10-K, Item 7, Obligations, Page 74, and our future obligations for underwriting expenses in our 2008 Annual Report on Form 10-K, Item 7, Other Commitments, Page 73.

Cincinnati Financial Corporation
34	Form 10-Q for the period ended March 31, 2009

Capital Resources
At March 31, 2009, our total debt-to-capital ratio was 17.8 percent, with $790 million in long-term debt and $49 million in borrowings on our short-term lines of credit. Based on our present capital requirements, we do not anticipate a material increase in debt levels during 2009. As a result, we believe that changes in our debt-to-capital ratio will largely be a function of the contribution of unrealized investment gains or losses to shareholders’ equity.
We provide details of our three long-term notes in our 2008 Annual Report on Form 10-K, Item 8, Note 8, Senior Debt, Page 109. None of the notes are encumbered by rating triggers. Our debt ratings are described in Progress Toward Long-Term Value Creation, Page 20. The only rating agency action for our company during the first quarter of 2009 was Fitch Ratings affirming the rating it assigned in July 2008.
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
Contractual Obligations
In our 2008 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 73 we estimated our future contractual obligations as of December 31, 2008. There have been no material changes to our estimates of future contractual obligations.
Other Commitments
In addition to our contractual obligations, we have other operational commitments.
•	Commissions — Commissions paid were $203 million in the first three months of 2009. Commission payments generally track with written premiums.
•	Other operating expenses — Many of our operating expenses are not contractual obligations, but reflect the ongoing expenses of our business. Non-commission operating expenses paid were $112 million in the first three months of 2009.
•	In addition to contractual obligations for hardware and software, we anticipate capitalizing $50 million in spending for key technology initiatives in 2009. Capitalized development costs related to key technology initiatives were $6 million in the first three months of 2009. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.
Investing Activities
After fulfilling operating requirements, we invest cash flows from underwriting, investment and other corporate activities in fixed maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. See Progress Toward Long-Term Value Creation, Page 17, for a discussion of current refinements to our investment strategies that reflect our risk management activities. We discuss certain portfolio attributes in Item 3, Quantitative and Qualitative Disclosures about Market Risk, Page 37.
Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders. In February 2009, the board of directors declared a regular quarterly cash dividend to an indicated annual rate of $1.56 per share. During the first three months of 2009, $63 million was used for cash dividends to shareholders.
Property Casualty Insurance Reserves
For the business lines in the commercial and personal lines insurance segments, the following tables show the breakout of gross reserves among case, IBNR and loss expense reserves, net of salvage and subrogation reserves. Reserving practices are discussed in our 2008 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Reserves, Page 41.
The rise in total gross reserves largely was due to higher IBNR reserves for workers’ compensation.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended March 31, 2009	35

Commercial Lines Insurance Segment Reserves

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At March 31, 2009
Commercial casualty	$1,061	$323	$531	$1,915	52.3%
Commercial property	112	7	31	150	4.1
Commercial auto	264	48	66	378	10.3
Workers’ compensation	446	375	129	950	25.9
Specialty packages	80	2	11	93	2.5
Surety and executive risk	123	(3)	50	170	4.7
Machinery and equipment	4	3	1	8	0.2

Total	$2,090	$755	$819	$3,664	100.0%

At December 31, 2008
Commercial casualty	$1,046	$327	$527	$1,900	52.0%
Commercial property	135	7	32	174	4.8
Commercial auto	276	48	65	389	10.6
Workers’ compensation	445	353	126	924	25.3
Specialty packages	74	1	10	85	2.3
Surety and executive risk	129	(4)	50	175	4.8
Machinery and equipment	3	3	1	7	0.2

Total	$2,108	$735	$811	$3,654	100.0%

Personal Lines Insurance Segment Reserves

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total
At March 31, 2009
Personal auto	$134	$(4)	$27	$157	42.0%
Homeowners	73	18	16	107	28.6
Other personal	48	51	11	110	29.4

Total	$255	$65	$54	$374	100.0%

At December 31, 2008
Personal auto	$141	$(3)	$28	$166	43.5%
Homeowners	67	17	15	99	26.0
Other personal	53	52	11	116	30.5

Total	$261	$66	$54	$381	100.0%

Life Insurance Reserves
Gross life policy reserves were $1.573 billion at March 31, 2009, compared with $1.551 billion at year-end 2008, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2008 Annual Report on Form 10-K, Item 7, Life Insurance Policy Reserves, Page 44.
Other Matters
Significant Accounting Policies
Our significant accounting policies are discussed in our 2008 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 98, and updated in Note 1, Accounting Policies, beginning on Page 7.
In conjunction with those discussions, in the Management’s Discussion and Analysis in the 2008 Annual Report on Form 10-K, management reviewed the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discussed the development and selection of those accounting estimates with the audit committee of the board of directors.

Cincinnati Financial Corporation
36	Form 10-Q for the period ended March 31, 2009

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
Our view of potential risks and our sensitivity to such risks is discussed in our 2008 Annual Report on Form 10-K, Item 7a, Quantitative and Qualitative Disclosures about Market Risk, Page 85.
The fair value (market value) of our investment portfolio was $8.794 billion at March 31, 2009, compared with $8.807 billion at year-end 2008.

	At March 31, 2009				At December 31, 2008
(In millions)	Book value	% of BV	Fair value	% of FV	Book value	% of BV	Fair value	% of FV

Taxable fixed maturities	$3,717	43.1%	$3,518	40.0%	$3,354	40.8%	$3,094	35.1%
Tax-exempt fixed maturities	2,896	33.6	2,961	33.7	2,704	32.9	2,733	31.0
Common equities	1,912	22.2	2,233	25.4	1,889	23.0	2,721	30.9
Preferred equities	81	0.9	69	0.8	188	2.3	175	2.0
Short-term investments	13	0.2	13	0.1	84	1.0	84	1.0

Total	$8,619	100.0%	$8,794	100.0%	$8,219	100.0%	$8,807	100.0%

Our consolidated portfolio contains $113 million of assets for which values are based on prices or valuation techniques that require management judgment (Level 3 assets). We obtain at least two outside valuations for these assets and generally use the more conservative calculation. These investments include private placements, small issues and various thinly traded securities.
As of March 31, 2009, total Level 3 assets were 1.2 percent of assets measured at fair value compared with 1.6 percent at December 31, 2008. See Item 1, Note 3, Fair Value Measurements, Page 9, for additional discussion of our valuation techniques.
In addition, Other invested assets included $38 million of life policy loans, $30 million of venture capital fund investments, $8 million of private equity investments and $6 million of investment in real estate, as of March 31, 2009.
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
Our bond portfolio has held up well in the current environment. As of March 31, 2009, the bond portfolio fair value was at 98.0 percent of its book value compared to 96.2 percent at December 31, 2008. The improvement was primarily driven by heavy new issue purchases. It is a diverse mix of taxable and tax-exempt securities, covering a wide range of sectors, industries and maturities.
Credit ratings as of March 31, 2009, compared with December 31, 2008, for the fixed-maturity and short-term portfolio were:

	At March 31, 2009		At December 31, 2008
	Fair	Percent	Fair	Percent
(Dollars in millions)	value	to total	value	to total

Moody’s Ratings and Standard & Poor’s Ratings combined
Aaa, Aa, A, AAA, AA, A	$4,480	69.0%	$4,149	70.2%
Baa, BBB	1,541	23.7	1,258	21.3
Ba, BB	202	3.1	240	4.1
B, B	38	0.6	46	0.8
Caa, CCC	19	0.3	7	0.1
Ca, CC	3	0.1	3	0.1
C, C	1	0.0	0	0.0
Non-rated	208	3.2	208	3.4

Total	$6,492	100.0%	$5,911	100.0%

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended March 31, 2009	37

The slight shift in the portfolio ratings during the first quarter of 2009 was primarily driven by significant new purchases in the Baa/BBB ratings level. In the table above, Moody’s Ratings and Standard & Poor’s Ratings are combined into single equivalent levels. In situations where ratings differed, the higher of the two was used.
Attributes of the fixed-maturity portfolio include:

	At March 31,		At December 31,
	2009		2008

Weighted average yield-to-book value	6.2%		5.6%
Weighted average maturity	7.9	yrs	8.2	yrs
Effective duration	5.5	yrs	5.4	yrs
We discuss maturities of our fixed-maturity portfolio in our 2008 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 104.
Taxable Fixed-Maturities
Our taxable fixed-maturity portfolio (at fair value) includes:
•	$430 million in U.S. agency paper that is rated Aaa/AAA by Moody’s and Standard & Poor’s, respectively.
•	$2.753 billion in investment-grade corporate bonds that have a Moody’s rating at or above Baa3 or a Standard & Poor’s rating at or above BBB-.
•	$234 million in high-yield corporate bonds that have a Moody’s rating below Baa3 and a Standard & Poor’s rating below BBB-.
•	$104 million in convertible bonds and redeemable preferred stocks.
Our strategy typically is to buy and hold fixed-maturity investments to maturity, but we monitor credit profiles and market value movements when determining holding periods for individual securities.
The largest sectors in our investment-grade corporate bond portfolio, based on fair value at March 31, 2009, are utilities and energy, representing 13.0 percent and 11.6 percent, respectively, compared with 11.6 percent and 9.8 percent at year-end 2008. The financial related sectors of banking, brokerage, finance/investment and insurance represented 24.2 percent of fair value of our investment-grade corporate bond portfolio at March 31, 2009, compared with 30.7 percent at year-end 2008. We believe our weighting in financial related sectors is below the average for the corporate bond market as a whole.
Tax-Exempt Fixed-Maturities
We traditionally have purchased municipal bonds focusing on general obligation and essential services bonds, such as sewer, water or others. While no single municipal issuer accounted for more than 2 percent of the tax-exempt municipal bond portfolio at March 31, 2009, there are higher concentrations within individual states. Holdings in Texas and Indiana accounted for 32.4 percent of the municipal bond portfolio at March 31, 2009 compared with 35.0 percent at year-end 2008.
We have continued to purchase municipal bonds because of their excellent after tax yields. As the credit crisis unfolded over the past year we purchased fewer insured bonds than we had in previous years as their availability became more scarce with the downgrades of several bond insurers. At March 31, 2009, bonds representing $2.307 billion, or 77.9 percent, of the fair value of our municipal portfolio were insured with an average rating of Aaa. Because of our emphasis on general obligation and essential services bonds, over 90 percent of the insured municipal bonds have an underlying rating of at least A3 or A-.
Interest Rate Sensitivity Analysis
Because of our strong surplus, long-term investment horizon and ability to hold most fixed-maturity investments until maturity, we believe the company is well positioned if interest rates were to rise. Although the market values of our existing holdings may suffer, a higher rate environment would provide the opportunity to invest cash flow in higher-yielding securities, while reducing the likelihood of untimely redemptions of currently callable securities. While higher interest rates would be expected to continue to increase the number of fixed-maturity holdings trading below 100 percent of book value, we believe lower fixed-maturity security values due solely to interest rate changes would not signal a decline in credit quality.
Our dynamic financial planning model uses analytical tools to assess market risks. As part of this model, the effective duration of the fixed-maturity portfolio is continually monitored by our investment department to evaluate the theoretical impact of interest rate movements.

Cincinnati Financial Corporation
38	Form 10-Q for the period ended March 31, 2009

The table below summarizes the effect of hypothetical changes in interest rates on the fixed-maturity portfolio:

	Fair value of	Effective duration
	fixed maturity	100 basis point	100 basis point
(In millions)	portfolio	spread decrease	spread increase

At March 31, 2009	$6,479	$6,832	$6,126
At December 31, 2008	5,827	6,141	5,514
The effective duration of the fixed maturity portfolio is currently 5.5 years, up from 5.4 years at year-end 2008. A 100 basis point movement in interest rates would result in an approximately 5.5 percent change in the fair value of the fixed maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value will be to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.
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
Short-Term Investments
Our short-term investments consist primarily of commercial paper, demand notes or bonds purchased within one year of maturity. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as taxes. At March 31, 2009, we had $13 million of short-term investments compared with $84 million at year-end 2008.
Equity Investments
Our common stock investments generally are securities of companies that have a commitment to pay and grow their dividend. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of the common equities we hold tends to provide a floor to their valuation. A $100 million unrealized change in the value of the common stocks owned at period end would cause a change of $65 million, or approximately 40 cents per share, in our shareholders’ equity.
At March 31, 2009, there were four holdings with a fair value equal to or greater than 5 percent of our common stock portfolio compared with four similar holdings at year-end 2008. As the managements of our financial sector holdings have evaluated their dividend levels in light of recent financial and credit market activity, several of our holdings have reduced their dividend rates.
Common Stock Portfolio Industry Sector Distribution

	Percent of Publicly Traded Common Stock Portfolio
	At March 31, 2009		At December 31, 2008
	Cincinnati	S&P 500 Industry	Cincinnati	S&P 500 Industry
	Financial	Weightings	Financial	Weightings

Sector:
Healthcare	25.1%	15.3%	21.6%	14.8%
Consumer staples	18.5	12.8	19.8	12.8
Energy	14.1	13.0	16.8	13.3
Utilities	10.0	4.3	9.3	4.2
Consumer discretionary	9.8	8.8	6.6	8.4
Information technology	7.5	18.0	4.2	15.3
Industrials	6.6	9.7	6.1	11.1
Financial	2.9	10.8	12.4	13.3
Materials	2.8	3.3	1.9	3.0
Telecomm services	2.7	4.0	1.3	3.8

Total	100.0%	100.0%	100.0%	100.0%

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended March 31, 2009	39

Unrealized Investment Gains And Losses
At March 31, 2009, unrealized investment gains before taxes totaled $792 million and unrealized investment losses in the investment portfolio amounted to $617 million.
Unrealized Investment Gains
The unrealized gains at March 31, 2009, largely were due to long-term gains from our common stock portfolio. Holdings that contributed 10 percent or more of the $792 million in gains were: ExxonMobil, Wyeth, and The Procter & Gamble Company.
Unrealized Investment Losses — Potential Other-than-temporary Impairments
We expect the number of securities trading below book value to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, book values for some securities are revised through impairment charges recognized in prior periods.
During the first three months of 2009, a total of 29 securities, primarily fixed-maturities securities, were written down as other-than-temporarily impaired. The other-than-temporary impairments resulted in a pre-tax, non-cash charge of $50 million for the three months. During the first three months of 2008, we impaired securities resulting in a $214 million other-than-temporary impairment charge.
At March 31, 2009, 838 of the 2,318 securities we owned were trading below book value compared with 944 of the 2,223 securities we owned at year-end 2008. The 838 holdings trading below book value at March 31, 2009, represented 39.7 percent of fair value of invested assets and $617 million in unrealized losses.
•	522 of these holdings were trading between 90 percent and 100 percent of book value. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 522 securities was $1.921 billion at March 31, 2009, and they accounted for $73 million in unrealized losses.

•	245 of these holdings were trading between 70 percent and 90 percent of book value at March 31, 2009. The fair value of these holdings was $1.227 million, and they accounted for $277 million in unrealized losses. These securities, which are being closely monitored, have been affected by a combination of factors including wider credit spreads driven primarily by the distress in the mortgage market, slumping real estate valuations, the effects of a slowing economy and the effects of higher interest rates on longer duration instruments. The majority of these securities are in the financial sector.

•	71 securities were trading below 70 percent of book value at March 31, 2009. The fair value of those holdings was $375 million, and they accounted for $267 million in unrealized losses. These companies have events pending that we believe should have a positive impact on their fair values that would be sufficient to remove them from consideration for impairment. All of these securities currently have investment grade ratings.
As discussed in our 2008 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 45, when evaluating other-than-temporary impairments, we consider our intent and ability to retain a security for a period adequate to recover a substantial portion of its cost. Because of our investment philosophy and strong capitalization, we can hold securities until their scheduled redemption that might otherwise be deemed impaired as we evaluate their potential for recovery based on economic, industry or company factors.

40	Cincinnati Financial Corporation Form 10-Q for the period ended March 31, 2009

The following table summarizes the investment portfolio by period of time:

	6 Months or less		> 6 - 12 Months		> 12 - 24 Months		> 24 - 36 Months
	Number	Gross	Number	Gross	Number	Gross	Number	Gross
	of	unrealized	of	unrealized	of	Unrealized	of	unrealized
(Dollars in millions)	issues	gain/loss	issues	gain/loss	issues	gain/loss	issues	gain/loss

At March 31, 2009
Taxable fixed maturities:
Trading below 70% of book value	57	$(63)	0	$0	0	$0	0	$0
Trading at 70% to less than 100% of book value	191	(75)	179	(80)	67	(29)	37	(13)
Trading at 100% and above of book value	255	39	29	11	26	2	67	9

Total	503	(99)	208	(69)	93	(27)	104	(4)

Tax-exempt fixed maturities:
Trading below 70% of book value	2	(1)	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	59	(6)	66	(6)	114	(8)	21	(1)
Trading at 100% and above of book value	714	50	8	1	122	14	225	22

Total	775	43	74	(5)	236	6	246	21

Common equities:
Trading below 70% of book value	11	(202)	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	13	(37)	6	(50)	2	(33)	0	0
Trading at 100% and above of book value	7	25	0	0	0	0	11	618

Total	31	(214)	6	(50)	2	(33)	11	618

Preferred equities:
Trading below 70% of book value	1	(1)	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	7	(3)	0	0	5	(9)	0	0
Trading at 100% and above of book value	2	0	10	1	1	0	0	0

Total	10	(4)	10	1	6	(9)	0	0

Short-term investments:
Trading below 70% of book value	0	0	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	0	0	0	0	0	0	0	0
Trading at 100% and above of book value	3	0	0	0	0	0	0	0

Total	3	0	0	0	0	0	0	0

Summary:
Trading below 70% of book value	71	(267)	0	0	0	0	0	0
Trading at 70% to less than 100% of book value	270	(121)	251	(136)	188	(79)	58	(14)
Trading at 100% and above of book value	981	114	47	13	149	16	303	649

Total	1,322	$(274)	298	$(123)	337	$(63)	361	$635

Cincinnati Financial Corporation Form 10-Q for the quarterly period ended March 31, 2009	41

The following table summarizes the investment portfolio:

	Number			Gross	Gross
	of	Book	Fair	unrealized	investment
(Dollars in millions)	issues	value	value	gain/loss	income

At March 31, 2009
Taxable fixed maturities:
Trading below 70% of book value	57	$172	$109	$(63)	$3
Trading at 70% to less than 100% of book value	474	2,046	1,849	(197)	35
Trading at 100% and above of book value	377	1,499	1,560	61	26
Securities sold in current year	0	0	0	0	1

Total	908	3,717	3,518	(199)	65

Tax-exempt fixed maturities:
Trading below 70% of book value	2	3	2	(1)	0
Trading at 70% to less than 100% of book value	260	587	566	(21)	6
Trading at 100% and above of book value	1,069	2,306	2,393	87	26
Securities sold in current year	0	0	0	0	0

Total	1,331	2,896	2,961	65	32

Common equities:
Trading below 70% of book value	11	463	261	(202)	4
Trading at 70% to less than 100% of book value	21	803	683	(120)	7
Trading at 100% and above of book value	18	646	1,289	643	11
Securities sold in current year	0	0	0	0	2

Total	50	1,912	2,233	321	24

Preferred equities:
Trading below 70% of book value	1	4	3	(1)	0
Trading at 70% to less than 100% of book value	12	62	50	(12)	1
Trading at 100% and above of book value	13	15	16	1	0
Securities sold in current year	0	0	0	0	1

Total	26	81	69	(12)	2

Short-term investments:
Trading below 70% of book value	0	0	0	0	0
Trading at 70% to less than 100% of book value	0	0	0	0	0
Trading at 100% and above of book value	3	13	13	0	0
Securities sold in current year	0	0	0	0	0

Total	3	13	13	0	0

Portfolio summary:
Trading below 70% of book value	71	642	375	(267)	7
Trading at 70% to less than 100% of book value	767	3,498	3,148	(350)	49
Trading at 100% and above of book value	1,480	4,479	5,271	792	63
Investment income on securities sold in current year	—	—	—	—	4

Total	2,318	$8,619	$8,794	$175	$123

At December 31, 2008
Portfolio summary:
Trading below 70% of book value	83	$528	$322	$(206)	$25
Trading at 70% to less than 100% of book value	861	3,648	3,258	(390)	176
Trading at 100% and above of book value	1,279	4,043	5,227	1,184	290
Investment income on securities sold in current year	—	—	—	—	39

Total	2,223	$8,219	$8,807	$588	$530

42	Cincinnati Financial Corporation Form 10-Q for the period ended March 31, 2009

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures — The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
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
Changes in Internal Control over Financial Reporting — During the three months ended March 31, 2009, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
Neither the company nor any of our subsidiaries is involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of its business.
Item 1A. Risk Factors
Our risk factors have not changed materially since they were described in our 2008 Annual Report on Form 10-K filed February 27, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The board of directors has authorized share repurchases since 1996. We discuss the board authorization in our 2008 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Parent Company Liquidity, Page 70. We did not sell any of our shares that were not registered under the Securities Act during the first three months of 2009. Purchases are expected to be made generally through open market transactions. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to SEC regulations.

			Total number of shares	Maximum number of
	Total number	Average	purchased as part of	shares that may yet be
	of shares	price paid	publicly announced	purchased under the
Month	purchased	per share	plans or programs	plans or programs

January 1-31, 2009	0	$0.00	0	8,543,608
February 1-28, 2009	0	0.00	0	8,543,608
March 1-31, 2009	3,174	22.69	3,174	8,540,434

Totals	3,174	22.69	3,174

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

Cincinnati Financial Corporation Form 10-Q for the quarterly period ended March 31, 2009	43

Item 3. Defaults upon Senior Securities
We have not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1A	Amended Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 1999 Annual Report on Form 10-K dated March 23, 2000) (File No. 000-04604)

3.1B	Amendment to Article Fourth of Amended Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to Exhibit 3(i) filed with the company’s Current Report on Form 8-K dated July 15, 2005)

3.2	Regulations of Cincinnati Financial Corporation (incorporated by reference to the company’s Definitive Proxy Statement dated March 2, 1992, Exhibit 2) (File No. 000-04604)

4.1	Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034)

4.2	Supplemental Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034)

4.3	Second Supplemental Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated May 9, 2005, filed with respect to the completion of the company’s exchange offer and rescission offer for its 6.90% senior debentures due 2028)

4.4	Form of 6.125% Exchange Note Due 2034 (included in Exhibit 4.2)

4.5	Form of 6.92% Debentures Due 2028 (included in Exhibit 4.3)

4.6	Indenture with the First National Bank of Chicago (subsequently assigned to The Bank of New York Trust Company) (incorporated by reference to the company’s registration statement on Form S-3 effective May 22, 1998 (File No. 333-51677))

4.7	Form of 6.90% Debentures Due 2028 (included in Exhibit 4.6)

10.1	Agreement with Messer Construction (incorporated by reference to the company’s 2004 Annual Report on Form 10-K dated March 11, 2005)

10.2	Cincinnati Financial Corporation Directors’ Stock Plan of 2009 (incorporated by reference to the company’s definitive Proxy Statement dated March 20, 2009)

10.3	Cincinnati Financial Corporation Stock Option Plan No. VI (incorporated by reference to the company’s definitive Proxy Statement dated March 1, 1999) (File No. 000-04604)

10.4	Cincinnati Financial Corporation Stock Option Plan No. VII (incorporated by reference to the company’s definitive Proxy Statement dated March 8, 2002) (File No. 000-04604)

10.5	Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. VI (incorporated by reference to the company’s 2004 Annual Report on Form 10-K dated March 11, 2005)

10.6	Cincinnati Financial Corporation Annual Incentive Compensation Plan of 2009 (incorporated by reference to the company’s definitive Proxy Statement dated March 20, 2009)

10.7	Cincinnati Financial Corporation 2006 Stock Compensation Plan (incorporated by reference to the company’s definitive Proxy Statement dated March 30, 2007)

10.8	Form of Combined Incentive/Nonqualified Stock Option for Stock Option Plan VI (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated July 15, 2005)

10.9	Director and Named Executive Officer Compensation Summary (incorporated by reference to the company’s definitive Proxy Statement dated March 20, 2009)

44	Cincinnati Financial Corporation Form 10-Q for the period ended March 31, 2009

Exhibit No.	Exhibit Description
10.10	Cincinnati Financial Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.17 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.11	Form of Incentive Stock Option Agreement for Stock Option Plan VII (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated October 20, 2006)

10.12	Form of Nonqualified Stock Option Agreement for Stock Option Plan VII (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated October 20, 2006)

10.13	Form of Incentive Stock Option Agreement for the 2006 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated October 20, 2006)

10.14	Form of Nonqualified Stock Option Agreement for the 2006 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated October 20, 2006)

10.15	Restricted Stock Unit Agreement for John J. Schiff, Jr., dated January 31, 2007 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated January 31, 2007)

10.16	Restricted Stock Unit Agreement for James E. Benoski, dated January 31, 2007 (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated January 31, 2007)

10.17	Restricted Stock Unit Agreement for Jacob F. Scherer, Jr., dated January 31, 2007 (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated January 31, 2007)

10.18	Restricted Stock Unit Agreement for Kenneth W. Stecher, dated January 31, 2007 (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated January 31, 2007)

10.19	Restricted Stock Unit Agreement for Thomas A. Joseph, dated January 31, 2007 (incorporated by reference to Exhibit 10.5 filed with the company’s Current Report on Form 8-K dated January 31, 2007)

10.20	Form of Restricted Stock Unit Agreement for the Cincinnati Financial Corporation 2006 Stock Compensation Plan (service-based) (incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K dated January 31, 2007, as amended)

10.21	Form of Restricted Stock Unit Agreement for use under the Cincinnati Financial Corporation 2006 Stock Compensation Plan (performance-based) (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated November 18, 2008)

10.22	Form of Incentive Compensation Agreement for the Cincinnati Financial Corporation Incentive Compensation Plan of 2009 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated March 16, 2009)

10.23	Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, The Huntington National Bank and LaSalle Bank National Association, among others, dated July 2, 2007 (incorporated by reference to Exhibit 10.01 filed with the company’s Current Report on Form 8-K dated June 30, 2007)

10.24	Second Amended and Restated Discretionary Line of Credit Note with PNC Bank, National Association dated July 12, 2007 (incorporated by reference to Exhibit 10.27 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007) as renewed pursuant to the Offer and Acceptance of terms to renew $75 million unsecured line of credit with PNC Bank, N.A., effective June 30, 2008 (incorporated by reference to Exhibit 10.01 filed with the company’s Current Report on Form 8-K dated July 9, 2008)

10.25	Secondary Block Trade Agreement between The Cincinnati Insurance Company and UBS Securities LLC, dated October 23, 2007 (incorporated by reference to Exhibit 10.29 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.26	Purchase Agreement (Tranche 1 of 4) between Cincinnati Financial Corporation and UBS AG, London Branch, acting through UBS Securities LLC as agent, dated October 24, 2007 (incorporated by reference to Exhibit 10.30 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.27	Purchase Agreement (Tranche 2 of 4) between Cincinnati Financial Corporation and UBS AG, London Branch, acting through UBS Securities LLC as agent, dated October 24, 2007 (incorporated by reference to Exhibit 10.31 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.28	Purchase Agreement (Tranche 3 of 4) between Cincinnati Financial Corporation and UBS AG, London Branch, acting through UBS Securities LLC as agent, dated October 24, 2007 (incorporated by reference to Exhibit 10.32 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

Cincinnati Financial Corporation Form 10-Q for the quarterly period ended March 31, 2009	45

Exhibit No.	Exhibit Description
10.29	Purchase Agreement (Tranche 4 of 4) between Cincinnati Financial Corporation and UBS AG, London Branch, acting through UBS Securities LLC as agent, dated October 24, 2007 (incorporated by reference to Exhibit 10.33 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.30	Stock Purchase Agreement between Cincinnati Financial Corporation and the E. Perry Webb Marital Trust, dated September 5, 2007 (incorporated by reference to Exhibit 10.34 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.31	Restricted Stock Unit Agreement for John J. Schiff, Jr. dated February 18, 2008 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated February 20, 2008)

10.32	Restricted Stock Unit Agreement for James E. Benoski dated February 18, 2008 (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated February 20, 2008)

10.33	Restricted Stock Unit Agreement for Jacob F. Scherer, Jr. dated February 18, 2008 (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated February 20, 2008)

10.34	Restricted Stock Unit Agreement for Kenneth W. Stecher dated February 18, 2008 (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated February 20, 2008)

10.35	Restricted Stock Unit Agreement for Thomas A. Joseph dated February 18, 2008 (incorporated by reference to Exhibit 10.5 filed with the company’s Current Report on Form 8-K dated February 20, 2008)

10.36	Unwritten arrangement with Lehman Brothers Inc. to sell 35,000,000 shares of Fifth Third stock held by the Cincinnati Financial Corporation (incorporated by reference to the further description of the arrangement set forth on the company’s Current Report on Form 8-K dated July 25, 2008)

10.37	Amended and Restated Cincinnati Financial Corporation Top Hat Savings Plan dated November 14, 2008 (incorporated by reference to Exhibit 10.38 filed with the company’s Annual Report on Form 10-K dated February 27, 2009)

10.38	Restricted Stock Unit Agreement for John J. Schiff, Jr. dated November 14, 2008 (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated November 14, 2008)

10.39	Restricted Stock Unit Agreement for James E. Benoski dated November 14, 2008 (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated November 14, 2008)

10.40	Restricted Stock Unit Agreement for Kenneth W. Stecher dated November 14, 2008 (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated November 14, 2008)

10.41	Restricted Stock Unit Agreement for Steven J. Johnston dated November 14, 2008 (incorporated by reference to Exhibit 10.5 filed with the company’s Current Report on Form 8-K dated November 14, 2008)

10.42	Restricted Stock Unit Agreement for Thomas A. Joseph dated November 14, 2008 (incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K dated November 14, 2008)

10.43	Restricted Stock Unit Agreement for J.F. Scherer dated November 14, 2008 (incorporated by reference to Exhibit 10.7 filed with the company’s Current Report on Form 8-K dated November 14, 2008)

10.44	Incentive Compensation Award Agreement for Kenneth W. Stecher dated March 16, 2009 under Incentive Compensation Plan of 2009 (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated March 16, 2009)

10.45	Incentive Compensation Award Agreement for Steven J. Johnston dated March 16, 2009 under Incentive Compensation Plan of 2009 (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated March 16, 2009)

11	Statement re: Computation of per share earnings for the three months ended March 31, 2009, contained in Exhibit 11 of this report, Page 48

14	Cincinnati Financial Corporation Code of Ethics for Senior Financial Officers (incorporated by reference to the company’s Definitive Proxy Statement data March 18, 2004 (File No. 000-04604))

31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 — Chief Executive Officer

31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 — Chief Financial Officer

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

46	Cincinnati Financial Corporation Form 10-Q for the period ended March 31, 2009

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CINCINNATI FINANCIAL CORPORATION
Date: April 30, 2009

/S/ Eric N. Mathews
Eric N. Mathews, CPCU, AIAF
Vice President, Assistant Secretary and Assistant Treasurer (Principal Accounting Officer)

Cincinnati Financial Corporation Form 10-Q for the quarterly period ended March 31, 2009	47