Form 10-Q
period 2009-06-30
CINCINNATI FINANCIAL CORP
filed 2009-08-07
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009.

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
☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐ Yes ☑ No
As of August 4, 2009, there were 162,635,200 shares of common stock outstanding.

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009       1

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009       2

Part I — Financial Information

Item 1.	Financial Statements (unaudited)
Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In millions except per share data)	2009	2008

ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2009—$7,140; 2008—$6,058)	$7,127	$5,827
Equity securities, at fair value (cost: 2009—$1,959; 2008—$2,077)	2,492	2,896
Short-term investments, at fair value (amortized cost: 2009—$12; 2008—$84)	12	84
Other invested assets	77	83

Total investments	9,708	8,890

Cash and cash equivalents	254	1,009
Investment income receivable	111	98
Finance receivable	74	71
Premiums receivable	1,075	1,059
Reinsurance receivable	730	759
Prepaid reinsurance premiums	14	15
Deferred policy acquisition costs	500	509
Deferred income tax	73	126
Land, building and equipment, net, for company use (accumulated depreciation: 2009—$310; 2008—$297)	249	236
Other assets	175	49
Separate accounts	559	548

Total assets	$13,522	$13,369

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$4,233	$4,086
Life policy reserves	1,614	1,551
Unearned premiums	1,565	1,544
Other liabilities	568	618
Note payable	49	49
6.125% senior notes due 2034	371	371
6.9% senior debentures due 2028	28	28
6.92% senior debentures due 2028	391	392
Separate accounts	559	548

Total liabilities	9,378	9,187

Commitments and contingent liabilities (Note 8)	—	—

SHAREHOLDERS’ EQUITY
Common stock, par value—$2 per share; (authorized: 2009—500 million shares, 2008—500 million shares; issued: 2009—196 million shares, 2008—196 million shares)	393	393
Paid-in capital	1,075	1,069
Retained earnings	3,575	3,579
Accumulated other comprehensive income	304	347
Treasury stock at cost (2009—34 million shares, 2008—34 million shares)	(1,203)	(1,206)

Total shareholders’ equity	4,144	4,182

Total liabilities and shareholders’ equity	$13,522	$13,369

Accompanying notes are an integral part of these condensed consolidated financial statements.
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009       3

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
(In millions except per share data)	2009	2008	2009	2008

REVENUES
Earned premiums
Property casualty	$733	$761	$1,465	$1,512
Life	37	33	70	63
Investment income, net of expenses	119	130	243	282
Realized investment gains (losses), net
Other-than-temporary impairments on fixed maturity securities	(3)	(13)	(43)	(36)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	—	—	—	—
Other realized investment gains (losses), net	(15)	2	23	(208)

Total realized investment gains (losses), net	(18)	(11)	(20)	(244)

Other income	3	4	6	8

Total revenues	874	917	1,764	1,621

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	658	595	1,239	1,131
Underwriting, acquisition and insurance expenses	248	239	503	491
Other operating expenses	4	6	10	10
Interest expense	14	13	28	25

Total benefits and expenses	924	853	1,780	1,657

INCOME (LOSS) BEFORE INCOME TAXES	(50)	64	(16)	(36)

PROVISION (BENEFIT) FOR INCOME TAXES
Current	(49)	(16)	(52)	6
Deferred	18	17	19	(63)

Total provision (benefit) for income taxes	(31)	1	(33)	(57)

NET INCOME (LOSS)	$(19)	$63	$17	$21

PER COMMON SHARE
Net income (loss)—basic	$(0.12)	$0.38	$0.10	$0.13
Net income (loss)—diluted	(0.12)	0.38	0.10	0.13
Accompanying notes are an integral part of these condensed consolidated financial statements.
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009       4

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity

	Six months ended June 30,
(In millions)	2009	2008

COMMON STOCK
Beginning of year	$393	$393

End of period	393	393

PAID-IN CAPITAL
Beginning of year	1,069	1,049
Stock options exercised	—	3
Stock-based compensation	5	6
Other	1	1

End of period	1,075	1,059

RETAINED EARNINGS
Beginning of year	3,579	3,404
Cumulative effect of change in accounting for other-than-temporary impairments as of April 1, 2009, net of tax	106	—
Net income	17	21
Dividends declared	(127)	(127)

End of period	3,575	3,298

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	347	2,151
Cumulative effect of change in accounting for other-than-temporary impairments as of April 1, 2009, net of tax	(106)	—
Other comprehensive income (loss), net	63	(988)

End of period	304	1,163

TREASURY STOCK
Beginning of year	(1,206)	(1,068)
Purchase	—	(139)
Reissued	3	1

End of period	(1,203)	(1,206)

Total shareholders’ equity	$4,144	$4,707

COMMON STOCK — NUMBER OF SHARES OUTSTANDING
Beginning of year	162	166
Purchase of treasury shares	—	(4)

End of period	162	162

COMPREHENSIVE INCOME
Net income (loss)	$17	$21
Other comprehensive income (loss), net	63	(988)

Total comprehensive income (loss)	$80	$(967)

Accompanying notes are an integral part of these condensed consolidated financial statements.
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009       5

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
(In millions)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17	$21
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	14	19
Realized losses on investments	20	244
Stock-based compensation	5	6
Interest credited to contract holders	20	18
Deferred income tax	19	(63)
Changes in:
Investment income receivable	(13)	15
Premiums and reinsurance receivable	13	(66)
Deferred policy acquisition costs	(8)	(17)
Other assets	(3)	—
Loss and loss expense reserves	147	169
Life policy reserves	50	43
Unearned premiums	21	45
Other liabilities	(9)	(51)
Current income tax receivable/payable	(136)	(49)

Net cash provided by operating activities	157	334

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	84	72
Call or maturity of fixed maturities	495	829
Sale of equity securities	655	438
Collection of finance receivables	14	19
Purchase of fixed maturities	(1,548)	(1,126)
Purchase of equity securities	(517)	(245)
Change in short-term investments, net	72	101
Investment in buildings and equipment, net	(20)	(20)
Investment in finance receivables	(17)	(7)
Change in other invested assets, net	(3)	(8)
Change in securities lending collateral invested	—	231

Net cash provided by (used in) investing activities	(785)	284

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(124)	(123)
Purchase of treasury shares	—	(139)
Proceeds from stock options exercised	—	3
Contract holder funds deposited	35	9
Contract holder funds withdrawn	(34)	(29)
Change in securities lending payable	—	(231)
Other	(4)	(1)

Net cash used in financing activities	(127)	(511)

Net (decrease) increase in cash and cash equivalents	(755)	107
Cash and cash equivalents at beginning of year	1,009	226

Cash and cash equivalents at end of period	$254	$333

Supplemental disclosures of cash flow information:
Interest paid (net of capitalized interest:2009—$0; 2008—$3)	$28	$25
Income taxes paid	84	55
Non-cash activities:
Conversion of securities	$6	$3
Equipment acquired under capital lease obligations	9	1
Accompanying notes are an integral part of these condensed consolidated financial statements.
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009       6

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
Our June 30, 2009, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2008 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.
We have changed our presentation of underwriting expenses in our condensed consolidated statements of operations, effective the second quarter 2009. We have summarized commissions, insurance operating expenses, increase in deferred acquisition costs and taxes, licenses and fees to a single caption underwriting, acquisition, and insurance expenses.
An updated description of our Property Casualty Insurance accounting policy for our financial statements, related to acquisition costs, is stated in the below two paragraphs:
Property casualty policy written premiums are deferred and recorded as earned premiums on a pro rata basis over the terms of the policies. We record as unearned premium the portion of written premiums that apply to unexpired policy terms. The expenses associated with issuing polices — primarily commissions, premium taxes and underwriting costs — are deferred and amortized over the terms of the polices. Our standard market insurance operations, consist of two segments, commercial lines and personal lines. We assess recoverability of deferred acquisition costs at the segment level, consistent with how we acquire, service, manage and measure profitability. We also have deferred acquisition costs in our surplus lines operations which is reported in Other. We analyze our acquisition cost assumptions periodically to reflect actual experience, we evaluate our deferred acquisition cost for recoverability and we regularly conduct reviews for potential premium deficiencies.
A premium deficiency is recorded when the sum of expected loss and loss adjustment expenses, expected policyholder dividends, unamortized acquisition costs and maintenance costs exceed the total of unearned premiums and anticipated investment income. A premium deficiency is first recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency is greater then unamortized acquisition costs, a liability is accrued for the excess deficiency.
There were no subsequent events requiring adjustment to the financial statements or disclosure through August 7, 2009, the date that we issued our financial statements.
Investments in Debt Securities
As discussed below, on April 1, 2009, we adopted the Financial Accounting Standards Board (FASB) recently issued FASB Staff Position (FSP) No. FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. Our invested asset impairment policy now states that fixed maturities the company 1) intends to sell or 2) more likely than not will be required to sell before recovery of its amortized cost basis will be deemed to be other-than-temporarily impaired. The book value of any such securities will be reduced to fair value as the new cost basis and a realized loss will be recorded in the quarter in which it is recognized. When these two criteria are not met, and the company believes that full collection of interest and/or principal is not likely, we will determine the net present value of future cash flows, using the effective interest rate implicit in the security at the date of acquisition as the discount rate, and compare that amount to the amortized cost and fair value of the security. The difference between the net present value of the cash flows and amortized cost of the security will be considered a credit loss and recognized as a realized loss in the quarter in which it occurred. The difference between the fair value and the net present value of the cash flows of the security, the non-credit loss, will be recognized in other comprehensive income as an unrealized loss. With the adoption of this FSP, we recognized a cumulative effect adjustment of $106 million, net of tax, to reclassify the non-credit component of previously recognized impairments by increasing retained earnings and reducing accumulated other comprehensive income.
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009       7

FSP No. FAS 115-2 and 124-2 does not allow retrospective application of the new other-than-temporary impairment model. Our Condensed Consolidated Statements of Operations for the three months ended June 30, 2009, is not measured on the same basis as prior period amounts and accordingly these amounts are not comparable.
Adopted Accounting Standards
SFAS No. 165, Subsequent Events
In May 2009, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 165, Subsequent Events. SFAS No. 165 provides guidance on the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The date through which any subsequent events have been evaluated and the basis for that date must be disclosed. SFAS No. 165 distinguishes the period after the balance sheet date that management should evaluate any significant events or transactions and disclose any events or transactions that may have a material impact on the financial statements. SFAS No. 165 also defines the circumstances under which an entity should recognize such events or transactions and the related disclosures of such events or transactions that occur after the balance sheet date. The effective date of SFAS No. 165 is the company’s interim or annual financial periods ending after June 15, 2009.
FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments
In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. FAS 107-1 and APB 28-1 is an amendment of SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB 28, Interim Financial Reporting. FSP No. FAS 107-1 and APB 28-1 expands the fair value disclosures for all financial instruments within the scope of SFAS No. 107 to interim reporting periods. We have adopted FSP No. FAS 107-1 and APB 28-1 and it is effective for interim reporting periods ending after June 15, 2009. FSP No. FAS 107-1 and APB 28-1 does not have an impact on our company’s financial position or results of operations as it focuses on additional disclosures.
FSP No. FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments
In April 2009, the FASB issued FSP No. FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments effective for interim and annual reporting periods ending after June 15, 2009. FSP No. FAS 115-2 and 124-2 is an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. FSP No. FAS 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities and expands the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. We adopted this FSP as of April 1, 2009 and provide additional disclosures as shown in the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Shareholders’ Equity and within Note 2, Investments, Page 9.
FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. FAS 157-4 is an amendment of SFAS No. 157, Fair Value Measurements. FSP No. FAS 157-4 applies to all assets and liabilities and provides guidance on measuring fair value when the volume and level of activity has significantly decreased and guidance on identifying transactions that are not orderly. FSP No. FAS 157-4 requires interim and annual disclosures of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, which occurred during the period.
We have adopted FSP No. FAS 157-4, which is effective for interim and annual reporting periods ending after June 15, 2009. FSP No. FAS 157-4 does not have a material impact on our company’s financial position or results of operations.
Pending Accounting Standards
FSP No. FAS 132(R)-1, Financial Disclosures about Postretirement Benefit Plan Assets
In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP No. FAS 132(R)-1 is an amendment of SFAS No. FAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106. FSP No. FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The effective date of FSP No. FAS 132(R)-1 is the company’s fiscal year
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009       8

ending after December 15, 2009. FSP No. FAS 132(R)-1 will not impact our company’s financial position or results of operations as it focuses on additional disclosures.
SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principals — a replacement of FASB Statement No. 162
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principals —a replacement of FASB Statement No. 162. SFAS No. 168 establishes a single source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the SEC. The effective date of SFAS No. 168 is for interim and annual reporting periods ending after September 15, 2009. SFAS No. 168 does not have an impact on our company’s financial position or results of operations as it does not change authoritative guidance.
NOTE 2 — Investments
Fixed maturities (bonds and redeemable preferred stocks), equity securities (common and non-redeemable preferred stocks) and short-term investments have been classified as available for sale and are stated at fair values at June 30, 2009, and December 31, 2008.
The change in unrealized gains and losses on investments, net of taxes, described in the following table, is included in other comprehensive income and shareholders’ equity. See Note 1, Accounting Policies, Pages 7-8, for additional discussion of FSP No. FAS 115-2 and 124-2. Included in Other is an interest-rate swap of less than $1 million that expires August 29, 2009. Details about the interest-rate swap are found in our 2008 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 98, and Note 7, Notes Payable, Page 109.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2009	2008	2009	2008

Change in unrealized investment gains and losses and other summary:
Fixed maturities	$226	$(109)	$380	$(134)
Equity securities	225	(992)	(286)	(1,385)
Adjustment to deferred acquisition costs and life policy reserves	(6)	5	(10)	6
Pension obligations	—	—	1	1
Other	24	(8)	12	(10)
Income taxes on above	(128)	387	(34)	534

Total	$341	$(717)	$63	$(988)

The following table analyzes cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our investments, along with the amount of cumulative non-credit other-than-temporary impairment (OTTI) losses transferred to accumulated other comprehensive income (AOCI) in accordance with FSP No. FAS 115-2 and 124-2 for securities that also had a credit impairment:

	Cost or
(In millions)	amortized	Gross unrealized		Fair	OTTI in
At June 30,	cost	gains	losses	value	AOCI

2009
Fixed maturities:
States, municipalities and political subdivisions	$2,986	$78	18	$3,046	$0
Convertibles and bonds with warrants attached	111	1	0	112	0
United States government	4	0	0	4	0
Government-sponsored enterprises	309	0	2	307	0
Foreign government	3	0	0	12	0
Short-term investments	12	0	0	12	0
Collateralized mortgage obligations	41	0	15	26	0
Corporate bonds	3,686	116	173	3,629	3

Total	$7,152	$195	$208	$7,139	$3

Equity securities	$1,959	$688	$155	$2,492	NA

At December 31,

2008
Fixed maturities:
States, municipalities and political subdivisions	$2,704	$60	31	$2,733
Convertibles and bonds with warrants attached	102	0	0	102
United States government	4	1	0	5
Government-sponsored enterprises	391	0	2	389
Foreign government	3	0	0	3
All other corporate bonds and short-term investments	2,938	44	303	2,679

Total	$6,142	$105	$336	$5,911

Equity securities	$2,077	$1,079	$260	$2,896

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009       9

The unrealized investment gains at June 30, 2009, were due to a long-term net gain position of $529 million for our common stock portfolio. Contributing 10 percent or more of that net gain position were 4 holdings totaling $491 million: The Procter & Gamble Company (NYSE:PG), Wyeth (NYSE:WYE), Exxon Mobil Corporation (NYSE:XOM) and Piedmont Natural Gas Company Inc. (NYSE:PNY). At June 30, 2009, we had $102 million of hybrid securities included in fixed maturities that are accounted for under SFAS No. 155.
The table below reviews fair values and unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
(In millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At June 30,	value	losses	value	losses	value	losses

2009
Fixed maturities:
States, municipalities and political subdivisions	$295	$7	$309	$11	$604	$18
Government-sponsored enterprises	180	2	7	0	187	2
Short-term investments	3	0	0	0	3	0
Collateralized mortgage obligations	26	15	0	0	26	15
Corporate bonds	702	102	769	71	1,471	173

Total	1,206	126	1,085	82	2,291	208
Equity securities	518	93	227	62	745	155

Total	$1,724	$219	$1,312	$144	$3,036	$363

At December 31,

2008
Fixed maturities:
States, municipalities and political subdivisions	$592	$26	$94	$5	$686	$31
Government-sponsored enterprises	141	2	0	0	141	2
All other corporate bonds and short-term investments	1,562	230	292	73	1,854	303

Total	2,295	258	386	78	2,681	336
Equity securities	820	219	79	41	899	260

Total	$3,115	$477	$465	$119	$3,580	$596

During the quarter ended June 30, 2009, we impaired nine securities. At June 30, 2009, 358 fixed-maturity investments with a total unrealized loss of $82 million had been in an unrealized loss position for 12 months or more. Of that total, there were two fixed maturity investments trading below 70 percent of book value. Nine equity securities with a total unrealized loss of $62 million had been in an unrealized loss position for 12 months or more as of June 30, 2009. Of that total, there was one equity security trading below 70 percent of book value. We perform a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairments “OTTI”. For the 2009 second quarter, we adopted FSP No. FAS 115-2 and 124-2. As required by the new FSP for fixed maturity securities, “OTTI” is considered to have occurred (1) if we intend to sell the impaired fixed maturity security; (2) if it is more likely than not we will be required to sell the fixed maturity security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. We have evaluated each of the fixed maturities with an unrealized loss for OTTI at June 30, 2009 and have determined that the unrealized losses are primarily the result of increased market volatility, wider liquidity spreads, and various non-credit related conditions. We do not consider these fixed maturity investments to be OTTI at June 30, 2009. For each of our equity securities in an unrealized loss position at June 30, 2009, we have applied the objective quantitative and qualitative criteria of our invested asset impairment policy for OTTI for equity securities, including facts and circumstances specific to individual securities, asset classes, the financial condition of the issuer, changes in dividend payments, the length of time fair value has been less than book value, the severity of the decline in fair value below book value, and our ability and intent to hold each position until its forecasted recovery. As of June 30, 2009, we determined that unrealized losses on equity securities were not OTTI.
During 2008, we impaired 126 securities. At December 31, 2008, 142 fixed maturity investments with a total unrealized loss of $78 million had been in an unrealized loss position for 12 months or more. Of that total, there were no fixed maturity investments trading below 70 percent of book value. Six equity investments with a total unrealized loss of $41 million had been in an unrealized loss position for 12 months or more as of December 31, 2008. Two equity securities were trading below 70 percent of book value. For each of our equity securities in an unrealized loss position at December 31, 2008, we applied the objective quantitative and qualitative criteria of our invested asset impairment policy for OTTI equity securities, including facts and circumstances specific to individual securities, asset classes, the financial condition of the issuer, changes in dividend payment, the length of time fair value has been less than book value, the severity of the decline in fair value below book value, and our ability and intent to hold each position until its forecasted recovery. As a result of this evaluation, we have not recorded an impairment on the six equity securities in an unrealized loss position in excess of twelve months at December 31, 2008.
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009       10

Because FSP No. FAS 115-2 and 124-2 do not allow for retrospective application of the new other-than-temporary impairment recognition model, the other-than-temporary impairment amount reported in the Condensed Consolidated Statement of Operations for the three months ended June 30, 2009, is not measured on the same basis as prior period amounts and accordingly these amounts are not comparable.
Other-than-temporary Impairment Charges
During the three and six months ended June 30, 2009, we recognized $52 million and $102 million in other-than-temporary impairment charges. We had $3 million and $43 million of other-than-temporary impairment charges for fixed-maturity holdings for the three and six months ended June 30, 2009, compared with $13 million and $36 million for three and six months ended June 30, 2008. During the three and six months ended June 30, 2009, we recognized $49 million and $59 million in other-than-temporary impairment charges for equity securities. During the three and six months ended June 30, 2008, we recognized $52 million and $242 million in other-than-temporary impairment charges within the equity portfolio. When determining other-than-temporary impairment charges for our fixed-maturity portfolio, management places significant emphasis on whether issuers of debt are current on contractual payments and if future contractual amounts will be paid.
The following table provides the amount of credit losses on fixed-maturity securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income:

At June 30,
(In millions)	2009

Impairments due to credit losses reconciliation
Balance at April 1, 2009	$4
Additional credit impairments on:
Previously impaired securities	1
Securities without prior impairments	—
Reductions	(1)

Balance June 30, 2009	$4

Collateralized Mortgage Obligations
As indicated in our 2008 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 106, the securities lending program was terminated during the third quarter of 2008. In conjunction with the program termination, we chose to retain a small portfolio of collateralized mortgage obligations rather than sell them at what we felt were distressed prices in an illiquid market. All $26 million fair value ($41 million amortized cost) of CMOs in the portfolio are collateralized by Alt-A mortgages that originated between 2004 and 2006. As of June 30, 2009, we owned investment grade CMOs with a fair value and amortized cost of $19 million and $31 million, respectively. Of this $19 million fair value, $11 million is rated AAA by Standard & Poor’s. Our non-investment grade CMOs had a fair value and amortized cost of $7 million and $10 million, respectively.
NOTE 3 —Fair Value Measurements
Fair Value Hierarchy
In accordance with SFAS No. 157, we categorized our financial instruments, based on the priority of the observable and market-based data for valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). Valuation techniques have not changed from December 31, 2008, and ultimately management determines fair value.
When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest observable input that has a significant impact on fair value measurement is used.
Financial instruments are categorized based upon the following characteristics or inputs to the valuation techniques:
•	Level 1 — Financial assets and liabilities for which inputs are observable and are obtained from reliable quoted prices for identical assets or liabilities in actively traded markets. This is the most reliable fair value measurement and includes, for example, active exchange-traded equity securities.

•	Level 2 — Financial assets and liabilities for which values are based on quoted prices in markets that are not active or for which values are based on similar assets and liabilities that are actively traded. This also includes pricing models which the inputs are corroborated by market data.

•	Level 3 — Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Level 3 inputs include the following:
o	Quotes from brokers or other external sources that are not considered binding;
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009       11

o	Quotes from brokers or other external sources where it can not be determined that market participants would in fact transact for the asset or liability at the quoted price;

o	Quotes from brokers or other external sources where the inputs are not deemed observable.
We conduct a thorough review of fair value hierarchy classifications on a quarterly basis. Reclassification of certain financial instruments may occur when input observability changes. As noted below in the Level 3 disclosure table, reclassifications are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassification occurred.
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis for the periods ended June 30, 2009 and December 31, 2008. We do not have any material liabilities carried at fair value.

	Asset fair value measurements at June 30, 2009 using:
	Quoted prices in		Significant
	active markets for	Significant other	unobservable
	identical assets	observable inputs	inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total

Fixed maturities, available for sale:
Corporate securities	$—	$3,721	$20	$3,741
Foreign government	3	—	—	3
U.S. Treasury and U.S. government agencies	311	—	—	311
Collateralized mortgage obligations	—	26	—	26
States, municipalities and political subdivisions	—	3,041	5	3,046
Taxable fixed maturities separate accounts	92	438	—	530

Total	406	7,226	25	7,657
Common equities, available for sale	2,344	—	64	2,408
Preferred equities, available for sale	—	76	8	84
Short-term investments	—	12	—	12
Top Hat Savings Plan	6	—	—	6

Total	$2,756	$7,314	$97	$10,167

	Asset fair value measurements at December 31, 2008 using:
	Quoted prices in		Significant
	active markets for	Significant other	unobservable
	identical assets	observable inputs	inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total

Available for sale securities:
Taxable fixed maturities	$395	$2,619	$50	$3,064
Taxable fixed maturities separate accounts	65	422	6	493
Tax-exempt fixed maturities	—	2,728	5	2,733
Common equities	2,657	—	64	2,721
Preferred equities	—	153	22	175
Collateralized mortgage obligations	—	30	—	30
Short-term investments	—	84	—	84
Top Hat Savings Plan	4	1	—	5

Total	$3,121	$6,037	$147	$9,305

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the tables below by security type with a summary of changes in fair value for the three months ended June 30, 2009 and 2008. As of June 30, 2009, total Level 3 assets were less than 1 percent of financial assets measured at fair value compared with 1.2 percent and 1.6 percent at March 31, 2009, and December 31, 2008, respectively.

	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate	Taxable fixed	States, municipalities and political
	fixed	maturities-	subdivisions	Common	Preferred
(In millions)	maturities	separate accounts	fixed maturities	equities	equities	Total

Beginning balance, March 31, 2009	$38	$—	$5	$64	$6	$113
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	2	2
Purchases, sales, issuances, and settlements	—	—	—	—	—	—
Transfers in and/or out of Level 3	(18)	—	—	—	—	(18)

Ending balance, June 30, 2009	$20	$—	$5	$64	$8	$97

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009       12

	Asset fair value measurements using significant unobservable inputs (Level 3)
	Taxable	Taxable fixed	Tax-exempt
	fixed	maturities-	fixed	Common	Preferred
(In millions)	maturities	separate accounts	maturities	equities	equities	Total

Beginning balance, March 31, 2008	$54	$3	$5	$59	$60	$181
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—	—	—	—	—	—
Included in other comprehensive income	(2)	—	—	4	(4)	(2)
Purchases, sales, issuances, and settlements	4	—	—	—	—	4
Transfers in and/or out of Level 3	1	—	—	—	(9)	(8)

Ending balance, June 30, 2008	$57	$3	$5	$63	$47	$175

Level 3 corporate fixed-maturity securities decreased $18 million because of the transfer of three securities from Level 3 hierarchy to Level 2 hierarchy. The transfer was the result of the use of unobservable inputs at March 31, 2009, compared with observable inputs at June 30, 2009.

	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate	Taxable fixed	States, municipalities and political
	fixed	maturities-	subdivisions	Common	Preferred
(In millions)	maturities	separate accounts	fixed maturities	equities	equities	Total

Beginning balance, December 31, 2008	$50	$6	$5	$64	$22	$147
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—	—	—	—	(3)	(3)
Included in other comprehensive income	(1)	—	—	—	4	3
Purchases, sales, issuances, and settlements	—	—	—	—	—	—
Transfers in and/or out of Level 3	(29)	(6)	—	—	(15)	(50)

Ending balance, June 30, 2009	$20	$—	$5	$64	$8	$97

	Asset fair value measurements using significant unobservable inputs (Level 3)
	Taxable	Taxable fixed	Tax-exempt
	fixed	maturities-	fixed	Common	Preferred
(In millions)	maturities	separate accounts	maturities	equities	equities	Total

Beginning balance, December 31, 2007	$85	$3	$5	$59	$58	$210
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—	—	—	—	(6)	(6)
Included in other comprehensive income	(4)	—	—	4	(1)	(1)
Purchases, sales, issuances, and settlements	(11)	—	—	—	5	(6)
Transfers in and/or out of Level 3	(13)	—	—	—	(9)	(22)

Ending balance, June 30, 2008	$57	$3	$5	$63	$47	$175

For the six months ended June 30, 2009, two preferred equity securities totaling $15 million were transferred from Level 3 to Level 2. There was also a $3 million other-than-temporary impairment of one preferred equity during the first quarter of 2009. Corporate fixed-maturity securities decreased $29 million as six securities transferred from Level 3 to Level 2 as a result of observable inputs as of June 30, 2009. At June 30, 2009, total fair value of assets priced with broker quotes and other market inputs for the SFAS No. 157 disclosure was $33 million.
Fair Value Disclosure for Senior Debt and Life Insurance Liabilities
The following provides the quarterly fair value disclosure for financial instruments in accordance with the recently adopted FSP No. FAS 107-1 and APB 28-1. The disclosures below are not affected by the fair value hierarchy but are presented in order to provide timely information about the effects of current market conditions on financial instruments that are not reported at fair value in our financial statements.
This table summarizes the principal amounts of our long-term debt excluding unamortized discounts:

(In millions)			June 30,	December 31,
Interest rate	Year of issue		2009	2008

6.900%	1998	Senior debentures, due 2028	$28	$28
6.920%	2005	Senior debentures, due 2028	391	392
6.125%	2004	Senior notes, due 2034	375	375

		Total	$794	$795

The fair value of our senior debt approximated $546 million at June 30, 2009, compared with $595 million at year-end 2008. Fair value was determined under SFAS No. 157 based on market pricing of these or similar debt instruments that are actively trading. Fair value can vary with macro economic concerns. Regardless of the fluctuations in fair value, the outstanding principal amount of our long-term debt is $794 million. None of the notes are encumbered by rating triggers. Also, we have a note payable with outstanding principal amount of $49 million which approximates fair value.
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009       13

Reserves for annuities and other investment contracts were $600 million and $569 million for June 30, 2009, and December 31, 2008, respectively. Fair value for these annuities and investment contracts was $561 million and $460 million for June 30, 2009, and December 31, 2008, respectively. Fair values of liabilities associated with certain investment contracts are calculated based upon internally developed models because active, observable markets do not exist for those items. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A- rated bond spread for financial issuers as of June 30, 2009, to account for non-performance risk; (2) the rate of interest credited to policyholders is the portfolio net earned interest rate less a spread for expenses and profit; and (3) additional lapses occur when the credited interest rate is exceeded by an assumed competitor credited rate, which is a function of the risk-free rate of the economic scenario being modeled. In addition to our reserves for annuities and investment contracts, life policy loans outstanding principal and interest of $38 million approximated fair value.
NOTE 4 — Deferred Acquisition Costs
The expenses associated with issuing insurance policies — primarily commissions, premium taxes and underwriting costs — are deferred and amortized over the terms of the policies. We update our acquisition cost assumptions periodically to reflect actual experience, and we evaluate our deferred acquisition cost for recoverability. Other underwriting operating expenses were $91 million and $188 million in the three and six months ended June 30, 2009, compared to $77 million and $174 million for the comparative 2008 periods. The table below shows the deferred policy acquisition costs and asset reconciliation, including the amortized deferred policy acquisition costs.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2009	2008	2009	2008

Deferred policy acquisition costs asset at beginning of the period	$510	$472	$509	$461
Capitalized deferred policy acquisition costs	157	170	326	334
Amortized deferred policy acquisition costs	(157)	(162)	(315)	(317)
Amortized shadow deferred policy acquisition costs	(10)	7	(17)	9

Deferred policy acquisition costs asset at June 30	$500	$487	$500	$487

There were no premium deficiencies for the reported consolidated statements of operations, as the sum of the anticipated loss and loss adjustment expenses, policyholder dividends, maintenance expenses and underwriting expenses did not exceed the related unearned premiums and anticipated investment income.
NOTE 5 — Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2009	2008	2009	2008

Gross loss and loss expense reserves, beginning of period,	$4,046	$3,979	$4,040	$3,925
Less reinsurance receivable	483	531	542	528

Net loss and loss expense reserves, beginning of period,	3,563	3,448	3,498	3,397

Net incurred loss and loss expenses related to:
Current accident year	648	643	1,183	1,157
Prior accident years	(29)	(86)	(22)	(100)

Total incurred	619	557	1,161	1,057

Net paid loss and loss expenses related to:
Current accident year	245	228	386	350
Prior accident years	251	242	587	569

Total paid	496	470	973	919

Net loss and loss expense reserves, June 30,	3,686	3,535	3,686	3,535
Plus reinsurance receivable	501	558	501	558

Gross loss and loss expense reserves, June 30,	$4,187	$4,093	$4,187	$4,093

We use actuarial methods, models, and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial management and is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends, that could affect future loss and loss expense payments.
Because of changes in estimates of insured events in prior years, we decreased the provision for loss and loss expenses by $29 million and $86 million for the three months ended June 30, 2009 and 2008 and $22 million and $100 million for the six months ended June 30, 2009 and 2008, respectively. These decreases are partly due to the effects of settling reported (case) and unreported (IBNR) reserves
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009       14

established in prior years for amounts less than expected. The reserve for loss and loss expenses in the consolidated balance sheets also includes $46 million for each of the periods ended June 30, 2009, and December 31, 2008, respectively, for certain life and health losses.
NOTE 6 — Reinsurance
Our statements of operations include earned consolidated property casualty insurance premiums on assumed and ceded business:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2009	2008	2009	2008

Direct earned premiums	$773	$800	$1,544	$1,591
Assumed earned premiums	3	3	6	5
Ceded earned premiums	(43)	(42)	(85)	(84)

Net earned premiums	$733	$761	$1,465	$1,512

Our statements of operations include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2009	2008	2009	2008

Direct incurred loss and loss expenses	$660	$593	$1,185	$1,117
Assumed incurred loss and loss expenses	2	1	6	0
Ceded incurred loss and loss expenses	(43)	(37)	(30)	(60)

Net incurred loss and loss expenses	$619	$557	$1,161	$1,057

Our statements of operations include earned life and accident and health insurance premiums on assumed and ceded business:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2009	2008	2009	2008

Direct earned premiums	$49	$46	$94	$88
Assumed earned premiums	0	0	0	0
Ceded earned premiums	(12)	(13)	(24)	(25)

Net earned premiums	$37	$33	$70	$63

Our statements of operations include life insurance contract holder benefits incurred on assumed and ceded business:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2009	2008	2009	2008

Direct contract holders benefits incurred	$49	$54	$100	$94
Assumed contract holders benefits incurred	0	0	0	0
Ceded contract holders benefits incurred	(10)	(16)	(22)	(20)

Net incurred loss and loss expenses	$39	$38	$78	$74

NOTE 7 — Employee Retirement Benefits
The following summarizes the components of net periodic costs for our qualified and supplemental pension plans:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2009	2008	2009	2008

Service cost	$3	$4	$5	$8
Interest cost	3	5	6	9
Expected return on plan assets	(3)	(4)	(6)	(8)
Amortization of actuarial loss, prior service cost and transition asset	0	0	1	1

Net periodic benefit cost	$3	$5	$6	$10

During 2008, we changed the form of retirement benefit we offer associates to a company match on employee contributions to the 401(k) savings plan from the defined benefit pension plan. For a discussion of these benefit changes, see our 2008 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 113. We made matching contributions of $3 million and $5 million to our 401(k) savings plan during the second quarter and first six months of 2009, respectively.
We made no contribution to the pension plans during the first six months of 2009. We continue to anticipate contributing $33 million in the third quarter of 2009 to our qualified pension plan as indicated in our 2008 Annual Report on Form 10-K.
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009       15

NOTE 8 — Stock-Based Associate Compensation Plans
We currently have four equity compensation plans that together permit us to grant various types of equity awards. We currently grant incentive stock options, non-qualified stock options, service-based restricted stock units and performance-based restricted stock units under our shareholder-approved plans. We also have a Holiday Stock Plan that permits annual awards of one share of common stock to each full-time associate for each year of service up to a maximum of 10 shares. One of our equity compensation plans permits us to grant restricted stock to our outside directors as a component of their annual compensation. For additional information about our equity compensation plans, see our 2008 Annual Report on Form 10-K, Item 8, Note 17, Stock-Based Associate Compensation Plans, Page 117.
A total of 16,915,000 shares are authorized to be granted under the shareholder-approved plans. At June 30, 2009, 7,684,858 shares were available for future issuance under the plans. During the second quarter of 2009, our shareholders approved the Directors’ Stock Plan of 2009 which authorizes 300,000 shares to our directors. During the first six months of 2009, we granted 23,944 shares of common stock under the expiring plan to our directors for 2008 board service fees. There were no stock-based awards granted to associates during the six-month period ended June 30, 2009.
Our pretax and after-tax stock-based compensation costs are summarized below:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2009	2008	2009	2008

Stock-based compensation cost	$3	$2	$5	$6
Income tax benefit	1	1	1	2

Stock-based compensation cost after tax	$2	$1	$4	$4

Stock-Based Awards
Stock options are granted to associates at an exercise price that is equal to the fair market value as reported on the NASDAQ Global Select Market for the grant date and are exercisable over 10-year periods. The stock options generally vest ratably over a three-year period. In determining the stock-based compensation amounts, the fair value of each option granted is estimated on the date of grant using the binomial option-pricing model. Service-based and performance-based restricted stock units are granted to associates at fair market value on the date of grant less the present value of the dividends that holders of restricted stock units will not receive on the shares underlying the restricted stock units during the vesting period. Service-based restricted stock units cliff vest three years after the date of grant. If certain performance targets are attained, performance-based restricted stock units vest on the first day of March after a three-calendar year performance period. Quarterly, management reviews and determines the likelihood that the company will achieve the performance targets for the outstanding groups of performance-based restricted stock units.
As of June 30, 2009, there was $16 million of unrecognized compensation cost related to non-vested awards that is expected to be recognized over a weighted-average period of 1.9 years.
NOTE 9 — Commitments And Contingent Liabilities
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
The company and its subsidiaries also are occasionally involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers’ compensation insurance policies and erroneous coding of municipal tax locations. The company’s insurance subsidiaries also are occasionally parties to individual actions in which extra-contractual damages, punitive damage, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims.
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
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009       16

NOTE 10 — Income Taxes
As of December 31, 2008, we had a gross unrecognized tax benefit (FIN 48 liability) of $2 million. Details about our FIN 48 liability are found in our 2008 Annual Report on Form 10-K, Item 8, Note 11, Income Taxes, Page 112.
During the six months ended June 30, 2009, our unrecognized tax benefits as a result of tax positions taken in the current year increased by approximately $3 million. Our total FIN 48 liability as of June 30, 2009, was $5 million. During the six months ended June 30, 2009, there have been no changes to any assumptions regarding our FIN 48 liability that may be settled with the IRS in the next 12 months related to tax years 2007 to 2008.
NOTE 11 — Segment Information
We operate primarily in two industries, property casualty insurance and life insurance. We regularly review four different reporting segments to make decisions about allocating resources and assessing performance:
•	Commercial lines property casualty insurance
•	Personal lines property casualty insurance
•	Life insurance
•	Investments operations
We report as “Other” the non-investment operations of the parent company and its non-insurer subsidiaries, CFC Investment Company and CSU Producer Resources Inc. We also report as “Other” the results of The Cincinnati Specialty Underwriters Insurance Company, as well as other income of our standard market property casualty insurance subsidiary. Also included in year-to-date 2009 results for this segment are the operations of a former subsidiary, CinFin Capital Management Company (excluding client investment activities). CinFin Capital Management terminated all operations and the company was dissolved effective February 28, 2009. See our 2008 Annual Report on Form 10-K, Item 8, Note 18, Segment Information, Page 119, for a description of revenue, income or loss before income taxes and identifiable assets for each of the four segments.
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009       17

Segment information is summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2009	2008	2009	2008

Revenues:
Commercial lines insurance
Commercial casualty	$180	$194	$366	$384
Commercial property	120	123	241	244
Commercial auto	98	104	197	205
Workers’ compensation	88	94	171	189
Specialty packages	37	36	72	72
Surety and executive risk	25	28	50	53
Machinery and equipment	8	7	15	14

Total commercial lines insurance	556	586	1,112	1,161

Personal lines insurance
Personal auto	80	82	159	164
Homeowner	70	71	140	143
Other personal lines	22	21	44	44

Total personal lines insurance	172	174	343	351

Life insurance	37	34	70	64
Investment operations	101	119	223	38
Other	8	4	16	7

Total	$874	$917	$1,764	$1,621

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$(61)	$1	$(73)	$30
Personal lines insurance	(57)	(27)	(92)	(45)
Life insurance	2	2	1	0
Investment operations	84	103	190	7
Other	(18)	(15)	(42)	(28)

Total	$(50)	$64	$(16)	$(36)

Identifiable assets:

	June 30,	December 31,
	2009	2008
Property casualty insurance	$2,343	$2,676
Life insurance	1,012	1,091
Investment operations	9,768	8,907
Other	399	695

Total	$13,522	$13,369

Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009       18

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
Factors that could cause or contribute to such differences include, but are not limited to:
•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes

•	Increased frequency and/or severity of claims

•	Inadequate estimates or assumptions used for critical accounting estimates

•	Recession or other economic conditions resulting in lower demand for insurance products or increased payment delinquencies

•	Delays in adoption and implementation of underwriting and pricing methods that could increase our pricing accuracy, underwriting profit and competitiveness

•	Inability to defer policy acquisition costs for our personal lines segment if pricing and loss trends would lead management to conclude this segment could not achieve sustainable profitability

•	Declines in overall stock market values negatively affecting the company’s equity portfolio and book value

•	Events, such as the credit crisis, followed by prolonged periods of economic instability, that lead to:
o	Significant or prolonged decline in the value of a particular security or group of securities and impairment of the asset(s)

o	Significant decline in investment income due to reduced or eliminated dividend payouts from a particular security or group of securities

o	Significant rise in losses from surety and director and officer policies written for financial institutions
•	Prolonged low interest rate environment or other factors that limit the company’s ability to generate growth in investment income or interest rate fluctuations that result in declining values of fixed-maturity investments, including declines in accounts in which we hold bank-owned life insurance contract assets

•	Increased competition that could result in a significant reduction in the company’s premium volume

•	Changing consumer insurance-buying habits and consolidation of independent insurance agencies that could alter our competitive advantages

•	Ability to obtain adequate reinsurance on acceptable terms, amount of reinsurance purchased, financial strength of reinsurers and the potential for non-payment or delay in payment by reinsurers

•	Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:
o	Multi-notch downgrades of the company’s financial strength ratings

o	Concerns that doing business with the company is too difficult

o	Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009     19

o	Delays or inadequacies in the development, implementation, performance and benefits of technology projects and enhancements
•	Actions of insurance departments, state attorneys general or other regulatory agencies, including a change to a federal system of regulation from a state-based system, that:
o	Restrict our ability to exit or reduce writings of unprofitable coverages or lines of business

o	Place the insurance industry under greater regulatory scrutiny or result in new statutes, rules and regulations

o	Increase our expenses

o	Add assessments for guaranty funds, other insurance related assessments or mandatory reinsurance arrangements; or that impair our ability to recover such assessments through future surcharges or other rate changes

o	Limit our ability to set fair, adequate and reasonable rates

o	Place us at a disadvantage in the marketplace

o	Restrict our ability to execute our business model, including the way we compensate agents
•	Adverse outcomes from litigation or administrative proceedings

•	Events or actions, including unauthorized intentional circumvention of controls, that reduce the company’s future ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002

•	Unforeseen departure of certain executive officers or other key employees due to retirement, health or other causes that could interrupt progress toward important strategic goals or diminish the effectiveness of certain longstanding relationships with insurance agents and others

•	Events, such as an epidemic, natural catastrophe or terrorism, that could hamper our ability to assemble our workforce at our headquarters location
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
Introduction
Corporate Financial Highlights

Income Statement and Per Share Data

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions except share data)	2009	2008	Change %	2009	2008	Change %

Income statement data
Earned premiums	$770	$794	(3.1)	$1,535	$1,575	(2.5)
Investment income, net of expenses	119	130	(8.4)	243	282	(13.9)
Realized investment gains and losses (pretax)	(18)	(11)	(62.0)	(20)	(244)	91.9
Total revenues	874	917	(4.7)	1,764	1,621	8.8
Net income (loss)	(19)	63	(129.7)	17	21	(20.0)
Per share data (diluted)
Net income (loss)	(0.12)	0.38	(131.6)	0.10	0.13	(23.1)
Cash dividends declared	0.39	0.39	0.0	0.78	0.78	0.0

Weighted average shares outstanding	162,556,327	165,044,463	(1.5)	162,738,081	164,601,462	(1.1)
Revenues declined for the second quarter of 2009 compared to the second quarter of 2008 as earned premiums and investment income were lower and realized investment losses were higher. Revenues for the six months ended June 30, 2009, increased compared with the same period of 2008 due to reduced realized investment losses. Revenue trends are discussed further in the respective sections of Results of Operations. Premium-revenue related discussion occurs principally on Pages 25-26, 28-29, 33 and 35 and the investment-revenue related discussion occurs on Pages 36-38.
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
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009     20

Net income decreased for the second quarter of 2009 compared to the second quarter of 2008 primarily because of a larger property casualty underwriting loss and lower investment income. The larger property casualty underwriting loss and lower investment income are discussed below in Results of Operations, primarily on Pages 27 and 29-35. As discussed in our 2008 Annual Report on Form 10-K, Item 7. Factors Influencing Our Future Performance, Page 38, there are several reasons that our performance during 2009 may be below our long-term targets. In that annual report, as part of Results of Operations, we also discussed the year 2009 outlook for each reporting segment.
The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2008, the company has increased the indicated annual cash dividend rate for 48 consecutive years, a record we believe is matched by only 11 other publicly traded companies. While seeing merit in continuing that record, with the February 2009 quarterly dividend declaration of 39 cents per share our board indicated its first priority was assuring continued financial strength for the company and that its intention was to consider the potential for a 49th year of increase over the course of 2009. Our board regularly evaluates relevant factors in dividend-related decisions, and did so in declaring a 39 cent per share dividend in May 2009.
Balance Sheet Data and Performance Measures

	At June 30,	At December 31,
(Dollars in millions except share data)	2009	2008

Balance sheet data
Invested assets	$9,708	$8,890
Total assets	13,522	13,369
Short-term debt	49	49
Long-term debt	790	791
Shareholders’ equity	4,144	4,182
Book value per share	25.49	25.75
Debt-to-capital ratio	16.8%	16.7%

	Six months ended June 30,
	2009	2008

Performance measure
Value creation ratio	2.0%	(16.6)%
Invested assets and total assets increased compared with year-end 2008, largely because of the increased market value of our investment portfolio during the first half of 2009, while shareholders’ equity and book value per share decreased approximately 0.5 percent. Our debt-to-capital ratio (capital is the sum of debt plus shareholders’ equity) was also similar to the December 31, 2008, level. The value creation ratio, defined in the following section, for the first six months of 2009 also increased compared to 2008 primarily due to the improved market value of our investment portfolio.
Progress Toward Long-Term Value Creation
Through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on written premium volume for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies in 36 states as discussed in our 2008 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 1.
Although 2009 is a difficult year for our economy, our industry and our company, our long-term perspective lets us address the immediate challenges while focusing on the major decisions that best position the company for success through all market cycles. We believe that this forward-looking view has consistently benefited our policyholders, agents, shareholders and associates.
To measure our progress, we have defined a value creation metric that we believe captures the contribution of our insurance operations, the success of our investment strategy and the importance we place on paying cash dividends to shareholders. Between 2010 and 2014, we expect to achieve a 12 percent to 15 percent average for the total of 1) our rate of growth in book value per share plus 2) the ratio of dividends declared per share to beginning book value per share. With the current economic and market uncertainty, we believe this ratio is an appropriate way to measure our long-term progress in creating value.
When looking at our longer-term objectives, we see three performance drivers:
•	Premium growth – We believe over any five-year period our agency relationships and initiatives can lead to a property casualty written premium growth rate that exceeds the industry average. The compound annual growth rate of our net written premiums was 1.3 percent over the years 2004 through 2008, equal to the estimated growth rate for the property casualty insurance industry.
For the six months of 2009, our property casualty net written premiums decreased by 4.2 percent. In an early 2009 report. A.M. Best Company forecast industry growth at 0.9 percent for full-year 2009. In a mid-year report they stated that actual first-quarter 2009 industry net written premiums declined
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009     21

3.8 percent, and that with competitive conditions expected to persist in most commercial lines of business, premium growth would continue to be under pressure. Continued weak pricing in the marketplace required us to take a disciplined approach to risk selection and pricing. Our consistent underwriting approach and continued weakness in the broader economy offset strong progress on growth initiatives discussed below in Highlights of Initiatives Supporting Our Strategies. Property casualty new business written by our independent agents for the first half of 2009 rose 16.4 percent to $204 million compared with $175 million for the first six months of 2008.

•	Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently below 100 percent. Our GAAP combined ratio averaged 92.8 percent over the five years ended December 31, 2008. Our combined ratio was below 100 percent in each year during the period except 2008, when we experienced a record level of catastrophe losses as discussed in our 2008 Annual Report on Form 10-K, Item 7 Consolidated Property Casualty Insurance Results of Operations, Page 49. Our statutory combined ratio averaged 92.6 percent over the same period compared with an estimated 98.5 percent for the industry.

For the six months of 2009, our statutory combined ratio was 110.8 percent, including 11.6 percentage points of catastrophe losses, compared with 99.4 percent, including 10.3 percentage points of catastrophe losses, for the first six months of 2008. In an early 2009 report, A.M. Best forecast the industry’s full-year 2009 statutory combined ratio at 101.1 percent, including 4.0 percentage points of catastrophe losses.

•	Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index (S&P 500 Index).
o	Investment income grew at a compound annual rate of 2.9 percent over the five years ended December 31, 2008. It grew each year except 2008, when we experienced a dramatic reduction in dividends from financial services companies held in our equity portfolio, a risk we addressed aggressively during 2008.

For the six months of 2009, pretax investment income was $243 million, down 13.9 percent from $282 million for the same period in 2008. The decrease reflected reduced dividends and ongoing diversification of the equity portfolio during 2008 and the first quarter of 2009, with investment of sales proceeds and cash flow in securities considered more secure but lower yielding compared to the previous portfolio mix. The current investment portfolio mix provides a balance of income stability and growth with capital appreciation potential.

o	Over the five years ended December 31, 2008, our compound annual equity portfolio return was a negative 9.0 percent compared with a compound annual total return of a negative 2.1 percent for the S&P 500 Index. Our equity portfolio underperformed the market for the five-year period primarily because of the decline in the market value of Fifth Third, our largest holding for most of the period. In 2008, during which we sold a portion of that holding, our compound annual equity portfolio return was a negative 31.5 percent, compared with a negative 36.9 percent for the S&P 500 Index.

o	For the first half of 2009, our equity portfolio underperformed the market, with a negative return of 5.7 percent compared with a positive 3.2 percent for the S&P 500 Index. Our underperformance for the year-to-date period was largely attributable to our relative underweight position in the information technology sector, which is the largest sector in the S&P 500 Index as of June 30, 2009, and which also significantly outperformed the broader market. Relatively fewer holdings for this sector is consistent with our philosophy of seeking common stock investments in companies that have a commitment to pay and grow their dividends.
Highlights of Initiatives Supporting Our Strategies
Management works with the board of directors to identify the strategies that can lead to long-term success. Our strategies are intended to position us to compete successfully in the markets we have targeted while minimizing risk. We believe successful implementation of the initiatives that support our strategies will help us to better serve our agent customers, to reduce volatility in our financial results and to weather difficult economic, market or pricing cycles.
•	Preserve capital — Implementation of these initiatives is intended to preserve our capital and liquidity so that we can successfully grow our insurance business. A strong capital position provides the capacity to support premium growth and provides the liquidity to sustain our investment in the people and infrastructure needed to implement our other strategic initiatives.

•	Improve insurance profitability — Implementation of these operational initiatives is intended to support improved cash flow and profitable growth for the agencies that represent us and for our company. These initiatives primarily seek to strengthen our relationships with agents, allowing them to serve clients faster
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009     22

and manage expenses better. Others may streamline our internal processes so we can devote more resources to agent service.

•	Drive premium growth — Implementation of these operational initiatives is intended to expand our geographic footprint and diversify our premium sources to obtain profitable growth without significant infrastructure expense. Diversified growth also may reduce earnings volatility from catastrophe exposure risk and temper negative changes that may occur in the economic, judicial or regulatory environments in the territories we serve.
We discuss initiatives supporting each of these strategies below, along with the metrics we use to assess their progress.
Preserve Capital
The four primary initiatives supporting our capital preservation strategy are:
•	Maintain a diversified and stabilized investment portfolio by applying parameters and tolerances – We discuss our portfolio strategies in greater depth in our Annual Report on Form 10-K, Item 1, Investments Segment, Page 17.
o	High-quality fixed-maturity portfolio with fair value that matches or exceeds total insurance reserves – At June 30, 2009, the average rating of the $7.127 billion fixed-maturity portfolio was A2/A, and the portfolio value exceeded the total insurance reserve liability. We also have reinsurance recoverables to offset a portion of insurance reserves.

o	Diversified equity portfolio that generally has no concentrated positions in single stocks or industries – At June 30, 2009, the largest single security accounted for 9.0 percent of our portfolio of publicly traded common stocks, and the largest single sector accounted for 25.7 percent. Because of the strength and diversity of our fixed-maturity portfolio, we have the opportunity to invest for both income growth and potential capital appreciation by purchasing equity securities. We seek to achieve a total return on the equity portfolio over any five-year period that exceeds that of the S&P 500 Index while taking equal or less risk.

o	Parent company liquidity that increases our flexibility through all periods to support our cash dividend and to continue to invest in and expand our insurance operations – At June 30, 2009, we held $1.046 billion of our cash and marketable securities at the parent company level, of which $704 million, or 67.3 percent, was invested in common stocks and $78 million, or 7.4 percent, was cash or cash equivalents.
•	Minimize reliance on debt as a source of capital, maintaining the ratio of debt-to-total capital below 20 percent – This target is higher than we had identified in previous years because total capital declined in 2008 and early 2009 although debt levels were essentially unchanged. At June 30, 2009, this ratio was 16.8 percent compared with 16.7 percent at year-end 2008 and 13.6 percent at June 30, 2008. Our long-term debt consists of three non-convertible, non-callable debentures, two due in 2028 and one in 2034.
•	Purchase reinsurance from highly rated reinsurers to mitigate underwriting risk and to support our ability to hold investments until maturity – See our Annual Report on Form 10-K, Item 7, 2009 Reinsurance Programs, Page 81, for additional details on these programs.
•	Identify tolerances for other operational risks and calibrate management decisions accordingly – For example, we are developing programs to address the concentration of support operations at our headquarters location.
•	We measure the overall success of our strategy to preserve capital primarily by growing investment income and by achieving over any five-year period a total return on our equity investment portfolio that exceeds the Standard & Poor’s 500’s return. We also monitor other measures. One of the most significant is our ratio of property casualty net written premiums to statutory surplus, which was 0.93-to-1 for the 12 months ended June 30, 2009, compared with 0.89-to-1 at year-end 2008. This ratio is a common measure of operating leverage used in the property casualty industry; the lower the ratio the more capacity a company has for premium growth. Industrywide, this ratio was estimated at 0.9-to-1 at year-end 2008 and 0.8-to-1 at year-end 2007.
Another means of verifying our capital preservation strategy is our financial strength ratings. Our parent company’s senior debt is rated by four independent ratings firms. In addition, the ratings firms award insurer financial strength ratings to our property casualty and life companies based on their quantitative and qualitative analyses. These ratings assess an insurer’s ability to meet financial obligations to policyholders and do not necessarily address all of the matters that may be important to shareholders. Ratings may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009     23

As of August 6, 2009, our credit and financial strength ratings were:
Insurance Financial Strength Ratings

Parent
	Company	Standard Market Property
Rating	Senior Debt	Casualty Insurance			Life Insurance			Surplus Insurance
Agency	Rating	Subsidiary			Subsidiary			Subsidiary			Status (date)
				Rating			Rating			Rating
				Tier			Tier			Tier

A. M. Best Co.	a	A+	Superior	2 of 16	A	Excellent	3 of 16	A	Excellent	3 of 16	Stable outlook (12/19/08)

Fitch Ratings	BBB+	A+	Strong	5 of 21	A+	Strong	5 of 21	—	—	—	Stable outlook (8/6/09)

Moody’s Investors Service	A3	A1	Good	5 of 21	—	—	—	—	—	—	Stable outlook (9/25/08)

Standard & Poor’s Ratings Services	BBB+	A+	Strong	5 of 21	A+	Strong	5 of 21	—	—	—	Negative outlook (06/30/08)

•	All of our insurance subsidiaries continue to be highly rated. On August 6, 2009, Fitch Ratings lowered our ratings and changed the rating outlook to stable. Our parent company senior debt rating was lowered from A- to BBB+ and our standard market property casualty subsidiaries insurance and life insurance subsidiary financial strength ratings were lowered from AA- to A+. Fitch said the rating action was primarily driven by our unfavorable property casualty underwriting performance during 2008 and the first half of 2009. Fitch said it viewed favorably our steps taken with our investments portfolio. Fitch also noted our strong capitalization and low operating leverage. This recent action follows action by Fitch on February 13, 2009 when it affirmed our ratings it had assigned in July 2008, continuing its negative outlook due to the downside risk in our equity portfolio. No other ratings agency actions occurred in 2009. Our debt ratings are discussed in our 2008 Annual Report on Form 10-K, Item 7, Additional Sources of Liquidity, Page 71.
Improve Insurance Profitability
The three primary initiatives to improve insurance profitability are:
•	Implement technology projects to improve critical efficiencies and streamline processes for our agencies, allowing us to win an increasing share of their business. By the end of this year, we expect to make significant strides with deployment of technology initiatives that enhance local decision making based on the local knowledge and risk selection expertise we derive from our agents and from having a large network of field representatives who live and work in our agents’ communities:
o	Predictive modeling tool for our workers’ compensation business line – The tool will increase pricing precision so that our agents can better compete for the most desirable workers’ compensation business. We are on target to begin using the tool in all territories in the second half of 2009 to assist underwriters and field marketing representatives with improved risk selection and pricing capabilities, anticipating meaningful improvement in financial results within several quarters of use.

o	Commercial lines policy administration system — We remain on track to deploy a new system for commercial package and auto by year-end 2009 to all of our appointed agencies in 11 states, including several higher premium volume states, with additional states to receive the system in 2010. We anticipate a positive impact from future growth of profitable commercial lines business.

The new system will include direct bill capabilities, real time rating and issue and other efficiencies that will help cement our spot among the go-to carriers for our agencies. The first policies were issued through the system in early July as it is in production for rating, quoting, and issuing policies for business produced by 80 of our agencies in Ohio and Indiana. Processing is currently being handled by associates who serve those agents. During the third quarter a small group of agencies will test processing business through the system from their offices.

o	Personal lines policy administration system – In 2009 personal lines incorporated enhanced predictive modeling for our homeowner line of business to improve pricing accuracy and profitability. During the second quarter, we introduced single point of entry capability, allowing our agents to rate homeowner and personal auto policies through their agency management systems in real time. Also during the second quarter, we began offering personal lines policyholders whom we bill for our agents the convenience of making their premium payments by phone or online from our Web site, using credit cards or transfers from bank accounts.

In early 2010, we plan to move our personal lines policy processing system to a “next generation” platform. We expect agency efficiency to improve with newly designed, easier-to-use screens that can be delivered with greater speed. We continue to focus on making it easier for our agents to do business with us and to provide additional online services that agents have requested
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009     24

for policyholders. We believe this focus will significantly benefit our objective of writing their highest quality accounts with superior profit margins.

o	Improved claims processes with options such as agent access to more detailed information on the status of pending claims – These capabilities help sustain our reputation for superior claims service by helping keep the agent better informed on the details of claim status. In April 2009, we enhanced our response time for new claims, making available an online system for submission of notices of loss to agencies that use Applied agency management systems.

o	Improving our business data, supporting accurate underwriting, pricing and decisions – Over the next several years, we will deploy a full data management program, including a data warehouse for property casualty and life insurance. One of the greatest advantages will be enhanced granularity of pricing data. This is a phased, long-term project that is currently in progress.
•	Continue to staff field positions to ensure that we carefully select and evaluate new business on a case-by-case basis so we can grow profitably — At June 30, 2009, we had 113 field marketing territories staffed by marketing representatives averaging 18 years experience, up from 111 territories at the end of 2008 and 106 at June 30, 2008. In 2008, we expanded the role of our personal lines marketing representatives by locating associates in states newer to our personal lines offerings. We staffed this function during 2009 with additional representatives who have underwriting authority and who visit agencies on a regular basis to promote the advantages of Cincinnati personal lines. During 2009, we also added to our staff of loss control field representatives and premium audit representatives. These associates are an important part of the field team that provides local expertise, helps us better understand the accounts we underwrite and creates another market advantage for our agents.
•	Improve internal efficiencies to make best use of our resources – Smart spending today means we will be even better prepared with strong, local market-based relationships when external conditions improve. Among projects under way are a review of underwriting and other transactional workflows and development of an energy efficiency plan for our headquarters buildings.
We measure the overall success of our strategy to improve insurance profitability primarily through our GAAP combined ratio, which we believe can be consistently below 100 percent over any five-year period.
In addition, we expect these initiatives to contribute to our rank as the No. 1 or No. 2 carrier based on premium volume in agencies that have represented us for at least five years. In 2009, we again earned that rank in more than 75 percent of the agencies that have represented Cincinnati Insurance for more than five years, based on 2008 premiums. We are working to improve that rank in future years.
Drive Premium Growth
The five primary initiatives to drive premium growth are:
•	New agency appointments in 2009 – We are targeting approximately 65 appointments of independent agencies that write an aggregate $1 billion in property casualty premiums annually with all carriers they represent. This target includes appointments in the recently opened state of Texas. As of June 30, 2009, 56 appointments have been completed compared to 37 appointments as of June 30, 2008. Of the 2009 appointments a total of 1,168 agency relationships marketing our standard market insurance products from 1,444 reporting locations. These 56 agencies report that in aggregate they write annual property casualty premiums of just over $1 billion for an average of approximately $18 million per agency. We seek to build close, long-term relationships with each agency we appoint. We carefully evaluate the marketing reach of each new appointment to ensure the territory can support both current and new agencies.
•	New states – With our entry into Colorado in June 2009, Cincinnati Insurance now is actively marketing our policies in 36 states, expanding our opportunities well beyond the Midwest and South. We expanded our presence in selected western states — opening Texas in 2008, New Mexico and eastern Washington in 2007, Utah in 2000, Idaho in 1999 and Montana in 1998. We entered Arizona in 1971.

We plan to take Cincinnati Insurance to agencies in Wyoming in the third quarter of this year. We expect to have approximately nine appointed agencies in Colorado and Wyoming by year-end 2009. While we continually study the regulatory and competitive environment in other states where we could decide to actively market property casualty products, we have not announced the timetable for entry into additional states.

We generally are able to earn a 10 percent share of an agency’s business after 10 years. In Delaware, New Mexico and Washington, our three newer states, we’ve appointed agencies that write about $400 million annually with all the carriers they represent. Our writings with these new agencies were almost 2 percent of that total agency volume in 2008 and our annualized premiums written for the first six months of 2009 were over 3 percent.
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009     25

In the second quarter of 2009, we added a third Texas marketing territory to the two territories launched in late 2008. By mid 2010, we expect to have appointed Texas agencies that write about $750 million in premiums annually with all carriers they represent.

•	Personal lines – We are working to position our personal lines business for profitable future growth. By late 2009, we expect to have made more advances using tiered rating, helping to further improve our rate and credit structures to attract and retain more accounts with the best prospects of long-term profitability.
Personal lines rate changes made in 2008 are driving strong new business, including rollovers of seasoned business our agencies previously placed with other carriers.

Additional pricing changes that became effective in January 2009 are further driving new business and affecting renewal business. These pricing refinements expanded our agents’ opportunities to market Cincinnati’s policy advantages to their more quality-conscious clientele.

We also are more aggressively tapping our potential to market personal lines insurance through agencies that already represent us for commercial lines. In early 2009, we began marketing personal lines in Idaho and South Carolina, bringing the total of states where we market personal lines to 29. In seven states where we began writing personal lines business or significantly expanded our product offerings and automation capabilities in 2008 or 2009, our agencies write approximately $650 million in personal lines premiums annually with all carriers they represent.

•	Surplus lines insurance – Another source of premium growth is our surplus lines operation, which ended 2008 on track with products available in 33 states. We entered this business area in 2008 to better serve agents of The Cincinnati Insurance Companies. Today, those agents write about $2.5 billion annually of surplus lines business with other carriers. We want to earn a profitable share by bringing Cincinnati-style service to those clients. In the fourth quarter of 2008, we expanded product offerings from general liability, adding property and professional liability lines of businesses. For the six months of 2009, net written premiums were $17 million compared with $4 million in the first six months of 2008, our initial period for surplus lines operations.
•	Life insurance product development – During the fourth quarter of 2008, we introduced a worksite 20-year term life product targeted for enrollments beginning in 2009. We intend to release a new secondary guarantee universal life product in the third quarter of 2009. In the fourth quarter we will introduce a new return of premium term life series and also a worksite return of premium 20-year term life product. These initiatives support opportunities to cross-sell life insurance products to clients of the independent agencies that sell Cincinnati’s property casualty insurance policies.
We also expect a positive impact on future premium growth from the introduction during the fourth quarter of our commercial package and auto policy administration system, discussed above. It will include a new option, highly anticipated by our agencies, to let them select to have us bill the policyholder directly. We also will offer those directly billed policyholders more payment options, including monthly billing and electronic funds transfer. In the second quarter of 2009, we began offering direct billing of workers’ compensation policies.
We measure the overall success of this strategy to drive premium growth primarily through changes in net written premiums, which we believe can grow faster than the industry average over any five-year period. Notably, many of our growth initiatives have been under way for a year or more and helped us achieve 16.4 percent new business growth for the first six months of 2009 although total written premiums declined on weak market pricing and economic pressures.
Despite near-term challenges in insurance and financial markets that are reflected in year-to-date 2009 financial performance, we are making good progress on our initiatives and remain confident that our strategy will deliver long-term value for shareholders.
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009     26

Results of Operations
The consolidated results of operations reflect the operating results of each of our four segments along with the parent company and other activities reported as “Other.” The four segments are:
•	Commercial lines property casualty insurance
•	Personal lines property casualty insurance
•	Life insurance
•	Investments operations
We report as “Other” the non-investment operations of the parent company and its non-insurer subsidiaries, CFC Investment Company and CSU Producer Resources Inc. We also report as “Other” the results of The Cincinnati Specialty Underwriters Insurance Company, as well as other income of our standard market property casualty insurance subsidiary. Also included in year-to-date 2009 results for this segment are the operations of former subsidiary, CinFin Capital Management Company (excluding client investment activities). CinFin Capital Management terminated all operations and the company was dissolved effective February 28, 2009. See Item 1, Note 11, Segment Information, Page 17, for discussion of the calculations of segment data. The following sections review results of operations for each of the four segments.
Consolidated Property Casualty Insurance Results Of Operations
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance (commercial lines and personal lines segments) as well as our surplus lines operations.

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2009	2008	Change %	2009	2008	Change %

Earned premiums	$733	$761	(3.7)	$1,465	$1,512	(3.1)

Loss and loss expenses from:
Current accident year before catastrophe losses	529	531	(0.4)	1,010	999	1.3
Current accident year catastrophe losses	120	113	6.1	175	160	9.3
Prior accident years before catastrophe losses	(27)	(86)	68.6	(18)	(96)	81.0
Prior accident year catastrophe losses	(2)	—	(561.2)	(4)	(4)	(10.2)

Total loss and loss expenses	620	558	11.2	1,163	1,059	9.9
Underwriting expenses	235	230	2.6	479	469	2.0

Underwriting loss	$(122)	$(27)	(368.8)	$(177)	$(16)	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	72.1%	69.7%	2.4	69.0%	66.0%	3.0
Current accident year catastrophe losses	16.3	15.0	1.3	11.9	10.5	1.4
Prior accident years before catastrophe losses	(3.7)	(11.3)	7.6	(1.2)	(6.3)	5.1
Prior accident year catastrophe losses	(0.2)	(0.1)	(0.1)	(0.3)	(0.2)	(0.1)

Total loss and loss expenses	84.5	73.3	11.2	79.4	70.0	9.4
Underwriting expenses	32.1	30.2	1.9	32.7	31.1	1.6

Combined ratio	116.6%	103.5%	13.1	112.1%	101.1%	11.0

Combined ratio:	116.6%	103.5%	13.1	112.1%	101.1%	11.0
Contribution from catastrophe losses and prior years reserve development	12.4	3.6	8.8	10.4	4.0	6.4

Combined ratio before catastrophe losses and prior years reserve development	104.2%	99.9%	4.3	101.7%	97.1%	4.6

Our consolidated property casualty insurance operations experienced an underwriting loss of $122 million and $177 million for the three and six months ended June 30, 2009, compared with an underwriting loss of $27 million and $16 million for the same periods in 2008. The main drivers of this year’s underwriting loss were increased losses in our commercial lines workers’ compensation business and personal lines homeowner business as discussed below.
Our combined ratio reflected the factors influencing underwriting results. (The combined ratio is the percentage of incurred losses plus all expenses per each premium dollar — the lower the ratio, the better the performance. An underwriting profit results when the combined ratio is under 100 percent. A combined ratio above 100 percent indicates that a carrier’s losses and expenses are greater than premiums.)
The combined ratio can be affected by catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Development on prior accident year reserves favorably affected the combined ratio by 3.9 and 1.5 percentage points in the second quarter and first six months of 2009 compared with a favorable impact of 11.4 and 6.5 percentage points in the second quarter and first six months of 2008. These ratios include development on prior period catastrophe loss reserves and the lower favorable development in 2009 compared to 2008 reflecting significant
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009     27

unfavorable development recognized in both the first and second quarters of 2009 in the workers’ compensation line of business as discussed in Commercial Lines Results of Operations below.

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2009	2008	Change %	2009	2008	Change %

Agency renewal written premiums	$666	$738	(9.8)	$1,361	$1,472	(7.5)
Agency new business written premiums	107	100	6.9	204	175	16.4
Other written premiums	(50)	(48)	(3.2)	(64)	(81)	21.2

Net written premiums	723	790	(8.5)	1,501	1,566	(4.2)
Unearned premium change	10	(29)	133.9	(36)	(54)	33.8

Earned premiums	$733	$761	(3.7)	$1,465	$1,512	(3.1)

The trends in written and earned premiums summarized in the table above reflected the heightened competition in our markets and current economic trends, as well as the competitive strategies we discussed in our 2008 Annual Report on Form 10-K, Item 1, Commercial Lines and Personal Lines Property Casualty Insurance Segments, Page 13 and Page 15. The decline in agency renewal written premiums continued the trend experienced during the full year 2008 when the rate of decline was 4.5 percent. The main drivers of this trend are discussed in Page 29 and 33.
Agency new business written for the three and six months ended June 30, 2009, increased $7 million and $29 million compared with the same periods of 2008. Our surplus lines operation that began in 2008 accounted for $6 million and $12 million of the increase in the respective periods. Agencies appointed since January 2008 produced $14 million of new business written premiums during the first half of 2009, reflecting progress on our strategy in recent years to expand our marketing into new and underserved areas. New business levels reflected the advantages of our agency relationship strategy and three-year commercial policies, which help us attract our agents’ better risks at adequate prices.
Catastrophe losses contributed 16.1 and 11.6 percentage points to the combined ratio in the three and six months ended June 30, 2009, compared with 14.9 and 10.3 percentage points in the same period of 2008.
The following table shows catastrophe losses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list catastrophe events for which our incurred losses exceed $5 million.

			Three months ended June 30,			Six months ended June 30,
(In millions, net of reinsurance)			Commercial	Personal		Commercial	Personal
Dates	Cause of loss	Region	lines	lines	Total	lines	lines	Total

2009
Jan. 26-28	Flood, freezing, ice, snow	South, Midwest	$(1)	$—	$(1)	$5	$15	$20
Feb. 10-13	Flood, hail, wind	South, Midwest, East	4	5	9	15	23	38
Feb. 18-19	Wind, hail	South	1	3	4	1	8	9
Apr. 9-11	Flood, hail, wind	South, Midwest	13	15	28	13	15	28
May 7-9	Flood, hail, wind	South, Midwest	12	17	29	12	17	29
Jun. 2-6	Flood, hail, wind	South, Midwest	6	4	10	6	4	10
Jun. 10-18	Flood, hail, wind	South, Midwest	21	9	30	21	9	30
All other 2009 catastrophes			5	6	11	5	6	11
Development on 2008 and prior catastrophes			(4)	2	(2)	(7)	3	(4)

Calendar year incurred total			$57	$61	$118	$71	$100	$171

2008
Jan. 4-9	Wind, hail, flood, freezing	South, Midwest	$—	$—	$—	$3	$3	$6
Jan. 29-30	Wind, hail	Midwest	—	—	—	6	4	10
Feb. 5-6	Wind, hail, flood	Midwest	(2)	(1)	(3)	6	8	14
Mar. 14	Tornadoes, wind, hail, flood	South	—	—	—	5	1	6
Mar. 15-16	Wind, hail	South	(2)	1	(1)	2	5	7
Apr. 9-11	Wind, hail, flood	South	19	2	21	19	2	21
May 10-12	Wind, hail, flood	South, Mid-Atlantic	4	3	7	4	3	7
May 22-26	Wind, hail	Midwest	7	2	9	7	2	9
May 29- Jun 1	Wind, hail, flood	Midwest	6	6	12	6	6	12
Jun. 2-4	Wind, hail, flood	Midwest	6	7	13	6	7	13
Jun. 5-8	Wind, hail, flood	Midwest	13	11	24	13	11	24
Jun. 11-12	Wind, hail, flood	Midwest	11	12	23	11	12	23
All other 2008 catastrophes			4	4	8	4	4	8
Development on 2007 and prior catastrophes			—	—	—	(3)	(1)	(4)

Calendar year incurred total			$66	$47	$113	$89	$67	$156

The underwriting expense ratio for the second quarter and first six months of 2009 increased compared with the same periods of 2008. The increase was primarily due to lower earned premiums.
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009     28

Commercial Lines Insurance Results of Operations
Overview

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2009	2008	Change %	2009	2008	Change %

Earned premiums	$556	$586	(5.2)	$1,112	$1,161	(4.2)

Loss and loss expenses from:
Current accident year before catastrophe losses	403	416	(3.3)	766	770	(0.6)
Current accident year catastrophe losses	61	66	(7.7)	78	92	(14.9)
Prior accident years before catastrophe losses	(18)	(74)	75.4	(7)	(85)	92.3
Prior accident year catastrophe losses	(4)	—	nm	(7)	(3)	(132.9)

Total loss and loss expenses	442	408	8.1	830	774	7.3
Underwriting expenses	175	177	(1.1)	355	357	(0.6)

Underwriting (loss) profit	$(61)	$1	nm	$(73)	$30	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	72.5%	70.8%	1.7	68.8%	66.4%	2.4
Current accident year catastrophe losses	10.9	11.4	(0.5)	7.0	7.9	(0.9)
Prior accident years before catastrophe losses	(3.2)	(12.4)	9.2	(0.6)	(7.3)	6.7
Prior accident year catastrophe losses	(0.7)	(0.1)	(0.6)	(0.6)	(0.3)	(0.3)

Total loss and loss expenses	79.5	69.7	9.8	74.6	66.7	7.9
Underwriting expenses	31.4	30.2	1.2	32.0	30.7	1.3

Combined ratio	110.9%	99.9%	11.0	106.6%	97.4%	9.2

Combined ratio:	110.9%	99.9%	11.0	106.6%	97.4%	9.2
Contribution from catastrophe losses and prior years reserve development	7.0	(1.1)	8.1	5.8	0.3	5.5

Combined ratio before catastrophe losses and prior years reserve development	103.9%	101.0%	2.9	100.8%	97.1%	3.7

Second-quarter performance highlights for the commercial lines segment include:
•	Premiums – Commercial lines earned premiums and net written premiums declined during the second quarter and first six months of 2009 due to lower insured exposure levels from the weak economy, lower pricing and continued strong competition as we declined opportunities to write new or renewal business we considered underpriced. The premiums table below analyzes the components of earned premiums.

The weak economy continues to drive exposures to lower levels, particularly for contractor-related business primarily affecting certain lines of business, as discussed in our 2008 Annual Report on Form 10-K, Item 7, Commercial Lines Insurance Results of Operations, Page 52. These lower exposures are reflected by the greater decrease in written premiums for our commercial casualty and workers’ compensation business relative to other commercial business as shown in the Commercial Lines of Business Analysis below. Premiums earned as a result of audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy were $13 million lower during the first six months of 2009 compared to the first six months of 2008.

Renewal business premium volume declined as we worked with our agents to retain accounts with manageable risk characteristics that support the lower average prevailing prices in the marketplace. Our agents and field force provides us with insight on local market conditions, which we use in making decisions intended to avoid inadequately priced business while maintaining underwriting discipline. We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared to the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between respective policies for both periods. This measure improved slightly during the second quarter of 2009 for our typical commercial lines policy. The renewal pricing decline was in a low-single-digit range during the second quarter compared to a mid-single-digit range for the first quarter of 2009. Steeper declines sometimes occur, particularly for larger accounts.

Commercial lines new business written premiums during the first six months of 2009 increased $2 million over the first six months of 2008. Strong first-quarter new business volume offset the second-quarter decline as we wrote fewer policies with annual premiums of $100,000 or more, reflecting significant competition for larger accounts. Some of our 2009 new business came from accounts that were not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that is less familiar to our agent because it was recently obtained from a competing agent. As we appoint new agents who choose to move accounts to us, we report these seasoned accounts as new business to us. Agencies appointed during 2008 and 2009 contributed $13 million of our new commercial lines business for the first half of 2009.
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009     29

•	Combined ratio – The higher ratio for the three and six months ended June 30, 2009, primarily was due to adverse development on prior accident year reserves for our workers’ compensation business. As discussed on Page 24 predictive modeling for workers’ compensation is expected to improve pricing per risk, therefore improving profitability and the related ratios. Actions taken to improve workers’ compensation results include additional staff specializing in workers’ compensation claims handling and increased use of loss control risk evaluation services. More specialized claims handling is expected to better contain costs of claims that have already occurred while additional loss control services are intended to prevent worker-related accidents or lessen the severity of injuries when accidents occur. Workers’ compensation prior accident year development was unfavorable by $29 million for the second quarter of 2009 and $49 million for the first six months of 2009 compared to favorable amounts of $9 million and $14 million for the same periods in 2008.

The company’s workers’ compensation reserve analyses completed during the first and second quarter of 2009 indicated that loss cost inflation was higher than previously estimated, leading us to make more conservative assumptions about loss cost inflation during the second quarter. Prior analyses attributed a larger share of the rise in claim payments for recent accident years to exposure growth rather than loss cost inflation. However, declining claim frequencies reflected in reserving data as of December 31, 2008, indicated that exposure growth was less of a source of the rise in claim payments for recent accident years than was loss cost inflation. The higher estimates of loss cost inflation derived from analyses during 2009 affected reserves estimated for many prior accident years, resulting in recognition of $29 million and $49 million of unfavorable development on workers’ compensation reserves for prior accident years during the three and six months ended June 30, 2009. This reserve development unfavorably affected the 2009 commercial lines combined ratio by 5.3 percentage points and 4.4 percentage points, respectively, compared to favorable impacts of 1.5 percentage points and 1.2 percentage points to the corresponding 2008 ratios.

Of the $49 million increase in workers’ compensation reserves for prior accident years recognized during the first six months of 2009, $7 million related to accident years 2006 through 2008 while $42 million related to older accident years extending back as far as 1987. Reserve estimates are inherently uncertain as described in our 2008 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Reserves, Page 41. During 2008, workers’ compensation loss reserves on 2007 and prior accident years also increased. However, workers’ compensation loss expense reserves on 2007 and prior accident years decreased, resulting in a net decrease on prior accident years of $2 million.

For commercial lines of business other than workers’ compensation, the net effect of reserve development for prior accident years during the three and six month 2009 periods was favorable, totaling $51 million and $63 million, respectively, compared to favorable amounts of $65 million and $74 million for the same periods in 2008.

The underwriting expense ratio for the second quarter and first six months of 2009 increased compared with the same periods of 2008. The increase was primarily due to lower earned premiums.

Other factors contributing to the change in the commercial lines combined ratio were lower pricing, lower audit premiums and normal loss cost inflation. Underwriting results and related measures for the combined ratio are summarized in the table above. The tables and discussion below provide additional details on the primary drivers of underwriting results.
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009     30

Commercial Lines Insurance Premiums

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2009	2008	Change %	2009	2008	Change %

Agency renewal written premiums	$488	$552	(11.7)	$1,045	$1,140	(8.3)
Agency new business written premiums	79	87	(8.7)	155	153	1.5
Other written premiums	(43)	(42)	(2.6)	(51)	(71)	28.6

Net written premiums	524	597	(12.2)	1,149	1,222	(5.9)

Unearned premium change	32	(11)	nm	(37)	(61)	39.1

Earned premiums	$556	$586	(5.2)	$1,112	$1,161	(4.2)

Commercial Lines Insurance Losses by Size

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2009	2008	Change %	2009	2008	Change %

New losses greater than $4,000,000	$21	$18	13.6	$30	$26	14.4
New losses $2,000,000- $4,000,000	21	25	(14.9)	39	39	(1.8)
New losses $1,000,000- $2,000,000	15	15	(2.4)	23	33	(29.8)
New losses $750,000- $1,000,000	7	11	(33.2)	16	19	(12.9)
New losses $500,000- $750,000	7	12	(37.2)	19	20	(4.8)
New losses $250,000- $500,000	24	22	8.5	51	45	12.3
Case reserve development above $250,000	63	51	23.4	114	96	18.8

Total large losses incurred	158	154	2.8	292	278	4.8
Other losses excluding catastrophe losses	151	127	18.7	324	279	16.4
Catastrophe losses	57	66	(13.8)	71	89	(19.8)

Total losses incurred	$366	$347	5.4	$687	$646	6.4

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
New losses greater than $4,000,000	3.7%	3.1%	0.6	2.7%	2.2%	0.5
New losses $2,000,000- $4,000,000	3.9	4.3	(0.4)	3.5	3.4	0.1
New losses $1,000,000- $2,000,000	2.6	2.5	0.1	2.1	2.9	(0.8)
New losses $750,000- $1,000,000	1.3	1.9	(0.6)	1.5	1.6	(0.1)
New losses $500,000- $750,000	1.3	2.0	(0.7)	1.7	1.7	0.0
New losses $250,000- $500,000	4.4	3.8	0.6	4.5	3.9	0.6
Case reserve development above $250,000	11.4	8.7	2.7	10.2	8.3	1.9

Total large loss ratio	28.6	26.3	2.3	26.2	24.0	2.2
Other losses excluding catastrophe losses	27.1	21.6	5.5	29.2	24.0	5.2
Catastrophe losses	10.3	11.3	(1.0)	6.4	7.6	(1.2)

Total loss ratio	66.0%	59.2%	6.8	61.8%	55.6%	6.2

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2009, these losses and case reserve increases rose $4 million compared with last year’s second quarter, primarily driven by commercial fire losses. These losses contributed a 2.3 percentage-point increase to the second quarter 2009 commercial lines combined ratio, reflecting higher losses on lower earned premiums. We believe the increase largely reflected normal fluctuations in loss patterns and normal variability in the large case reserves for claims above $250,000.
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009     31

Commercial Lines of Business Analysis
Approximately 95 percent of our commercial lines premiums relate to accounts with coverages from more than one of our business lines. As a result, we believe that the commercial lines segment is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for each line.

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2009	2008	Change %	2009	2008	Change %

Commercial casualty:
Written premiums	$171	$199	(14.6)	$379	$410	(7.5)
Earned premiums	180	194	(7.6)	366	384	(4.7)
Loss and loss expenses incurred	98	77	26.1	201	188	6.7
Loss and loss expense ratio	54.2%	39.8%		54.7%	48.9%
Contribution from catastrophe losses	0.0	0.0		0.0	0.0
Contribution from prior period reserve development	(21.6)	(31.0)		(15.5)	(19.5)

Commercial property:
Written premiums	$113	$124	(8.2)	$245	$247	(0.6)
Earned premiums	120	123	(2.5)	241	244	(1.6)
Loss and loss expenses incurred	106	120	(11.8)	189	212	(10.7)
Loss and loss expense ratio	88.3%	97.6%		78.6%	86.6%
Contribution from catastrophe losses	23.5	38.0		15.4	27.3
Contribution from prior period reserve development	(3.1)	0.0		0.9	1.2

Commercial auto:
Written premiums	$94	$108	(13.2)	$204	$215	(5.4)
Earned premiums	98	104	(5.5)	197	205	(3.9)
Loss and loss expenses incurred	61	70	(12.5)	120	134	(10.4)
Loss and loss expense ratio	62.5%	67.5%		61.1%	65.5%
Contribution from catastrophe losses	3.3	3.4		1.6	1.5
Contribution from prior period reserve development	(5.6)	(4.5)		(1.9)	(3.8)

Workers’ compensation:
Written premiums	$79	$95	(16.5)	$183	$209	(12.4)
Earned premiums	88	94	(6.5)	171	189	(9.2)
Loss and loss expenses incurred	115	74	55.5	212	135	57.4
Loss and loss expense ratio	130.2%	78.3%		124.0%	71.5%
Contribution from catastrophe losses	0.0	0.0		0.0	0.0
Contribution from prior period reserve development	33.2	(9.3)		28.7	(7.6)

Specialty packages:
Written premiums	$35	$36	(1.9)	$73	$73	0.1
Earned premiums	37	36	2.0	72	72	0.9
Loss and loss expenses incurred	42	40	6.3	76	62	22.4
Loss and loss expense ratio	114.3%	109.7%		105.4%	86.8%
Contribution from catastrophe losses	68.8	43.9		41.9	26.2
Contribution from prior period reserve development	(6.4)	(3.3)		(0.5)	1.5

Surety and executive risk:
Written premiums	$25	$28	(11.9)	$50	$54	(7.4)
Earned premiums	25	28	(8.8)	50	53	(5.0)
Loss and loss expenses incurred	17	25	(33.6)	24	37	(33.9)
Loss and loss expense ratio	67.0%	92.0%		48.8%	70.1%
Contribution from catastrophe losses	0.0	0.0		0.0	0.0
Contribution from prior period reserve development	(3.8)	5.4		(10.5)	7.6

Machinery and equipment:
Written premiums	$7	$7	2.8	$15	$14	9.7
Earned premiums	8	7	7.5	15	14	6.9
Loss and loss expenses incurred	3	2	25.1	8	6	20.9
Loss and loss expense ratio	39.7%	34.1%		49.3%	43.6%
Contribution from catastrophe losses	1.2	1.0		2.8	0.6
Contribution from prior period reserve development	(0.1)	(6.4)		8.5	5.6

As discussed above, the loss and loss expense ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves from prior accident years can also distort measures of profitability trends for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the six months ended June 30, 2009, the lines of business with the most significant adverse profitability trends are workers’ compensation and specialty packages. Most of the profit deterioration in worker’s compensation is a result of prior accident year reserve development. As discussed above, we are taking actions to improve pricing and reduce loss costs, which is expected to benefit future profitability trends. Most of the specialty package profit deterioration is due to catastrophe losses, which are expected to return to near historical averages.
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009     32

Personal Lines Insurance Results of Operations

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2009	2008	Change %	2009	2008	Change %

Earned premiums	$172	$174	(1.5)	$343	$351	(2.2)
Loss and loss expenses from:
Current accident year before catastrophe losses	121	114	6.2	237	228	4.1
Current accident year catastrophe losses	59	47	25.2	97	68	41.7
Prior accident years before catastrophe losses	(9)	(12)	26.1	(12)	(11)	(7.4)
Prior accident year catastrophe losses	2	—	nm	3	(1)	nm

Total loss and loss expenses	173	149	16.2	325	284	14.2
Underwriting expenses	56	52	6.6	110	112	(0.5)

Underwriting loss	$(57)	$(27)	(113.4)	$(92)	$(45)	(107.3)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	70.9%	65.6%	5.2	69.0%	64.8%	4.2
Current accident year catastrophe losses	34.3	27.0	7.3	28.1	19.4	8.7
Prior accident years before catastrophe losses	(5.4)	(7.2)	1.8	(3.4)	(3.1)	(0.3)
Prior accident year catastrophe losses	1.1	0.0	1.1	0.9	(0.1)	1.0

Total loss and loss expenses	100.9	85.4	15.5	94.6	81.0	13.6
Underwriting expenses	32.3	29.9	2.4	32.3	31.7	0.6

Combined ratio	133.2%	115.3%	17.9	126.9%	112.7%	14.2

Combined ratio:	133.2%	115.3%	17.9	126.9%	112.7%	14.2
Contribution from catastrophe losses and prior years reserve development	30.0	19.8	10.2	25.6	16.2	9.4

Combined ratio before catastrophe losses and prior years reserve development	103.2%	95.5%	7.7	101.3%	96.5%	4.8

Overview
Performance highlights for the personal lines segment include:
•	Premiums – Personal lines written premiums declined for the three and six months ended June 30, 2009, compared with the same periods of 2008. Strong new business growth only partially offset 2008 pricing changes that affected 2009 renewal business volume. Pricing changes included an expansion of pricing points and pricing sophistication that incorporate insurance scores and are intended to improve our ability to compete for our agents’ highest quality personal lines accounts. Various rate increases are also being implemented during 2009 for states representing approximately 80 percent of our personal lines business. These rate increases are in response to weather-related loss trends as well as other trends in loss costs.

Personal lines new business premiums written directly by our agencies increased significantly for the three and six months ended June 30, 2009, and policies in force increased more than one percent since December 31, 2008. Agencies that initiated or expanded their use of Cincinnati’s personal lines products in the past two years were important contributors to the growth. Of the $15 million increase in personal lines new business during the first half of 2009, $5 million came from seven states where we began writing business or significantly expanded our personal lines product offerings and automation capabilities during 2008. The other 22 states, or 76 percent of our 29-state personal lines operating territory, accounted for the other $10 million, or two-thirds, of our growth in personal lines new business. The table below analyzes the components of earned premiums.

We continue to implement strategies discussed in our 2008 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 10, to enhance our response to marketplace changes and help achieve our long-term objectives for personal lines growth and profitability. These strategies include expansion during recent years into four western states with historical industry catastrophe loss ratios that are significantly better than our historical ratios for states where we operated prior to that expansion.

•	Combined ratio – The personal lines combined ratio for the three and six months ended June 30, 2009, rose largely because of higher weather-related catastrophe losses, as indicated in the table above. Large losses and lower savings from favorable development on reserves for prior accident years also unfavorably affected personal lines results. We continue to refine our pricing to better match premiums to the risk of loss on individual policies. For our homeowner line, refinements include further development of our predictive modeling intended to attract and retain business with the best prospect for long-term profitability. We continue to develop additional pricing sophistication that considers insurance scores and attributes such as age of a home and prior loss experience. Our predictive modeling efforts over the past year improved the average quality of our homeowner business as the proportion with insurance scores in our preferred tiers has increased. The results of improved pricing per risk and the broad-based rate
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009     33

increases discussed above are expected to improve the combined ratio over the next several quarters. In addition, greater geographic diversification is expected over time to reduce the volatility of homeowner underwriting results attributable to weather-related catastrophe losses.

The underwriting expense ratio for the second quarter and first six months of 2009 increased compared with the same periods of 2008 as indicated in the table above. The increase was primarily due to lower earned premiums.
Personal Lines Insurance Premiums

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2009	2008	Change %	2009	2008	Change %

Agency renewal written premiums	$176	$186	(5.3)	$313	$332	(5.6)
Agency new business written premiums	19	10	84.7	34	19	76.8
Other written premiums	(5)	(5)	(10.5)	(13)	(10)	(28.5)

Net written premiums	190	191	(0.8)	334	341	(1.9)
Unearned premium change	(18)	(17)	(5.6)	9	10	(9.8)

Earned premiums	$172	$174	(1.5)	$343	$351	(2.2)

Personal Lines Insurance Losses by Size

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2009	2008	Change %	2009	2008	Change %

New losses greater than $4,000,000	$0	$0	nm	$0	$0	nm
New losses $2,000,000- $4,000,000	0	0	nm	0	0	nm
New losses $1,000,000- $2,000,000	3	2	78.6	5	5	(14.8)
New losses $750,000- $1,000,000	0	2	(100.0)	2	3	(11.2)
New losses $500,000- $750,000	1	1	4.1	5	4	28.6
New losses $250,000- $500,000	7	5	29.1	15	12	32.3
Case reserve development above $250,000	7	3	158.4	12	7	74.2

Total large losses incurred	18	13	39.1	39	31	28.6
Other losses excluding catastrophe losses	80	72	11.1	154	152	0.8
Catastrophe losses	57	47	21.3	96	68	41.8

Total losses incurred	$155	$132	17.5	$289	$251	15.2

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
New losses greater than $4,000,000	0.0%	0.0%	0.0	0.0%	0.0%	0.0
New losses $2,000,000- $4,000,000	0.0	0.0	0.0	0.0	0.0	0.0
New losses $1,000,000- $2,000,000	1.9	1.1	0.8	1.4	1.6	(0.2)
New losses $750,000- $1,000,000	0.0	1.1	(1.1)	0.7	0.8	(0.1)
New losses $500,000- $750,000	0.8	0.7	0.1	1.5	1.1	0.4
New losses $250,000- $500,000	4.0	3.0	1.0	4.5	3.3	1.2
Case reserve development above $250,000	3.8	1.5	2.3	3.4	1.9	1.5

Total large losses incurred	10.5	7.4	3.1	11.5	8.7	2.8
Other losses excluding catastrophe losses	46.4	41.2	5.2	44.8	43.5	1.3
Catastrophe losses	33.2	27.0	6.2	27.9	19.3	8.6

Total loss ratio	90.1%	75.6%	14.5	84.2%	71.5%	12.7

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and settlement expenses. Our analysis continues to indicate no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2009, these losses and case reserves increased compared to last year’s second quarter, primarily due to a higher frequency of personal auto losses.
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009     34

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

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2009	2008	Change %	2009	2008	Change %

Personal auto:
Written premiums	$89	$89	0.1	$157	$158	(0.8)
Earned premiums	80	82	(2.3)	159	164	(3.1)
Loss and loss expenses incurred	60	47	30.2	111	102	8.5
Loss and loss expense ratio	75.7%	56.8%		69.7%	62.2%
Contribution from catastrophe losses	3.1	3.1		1.7	2.4
Contribution from prior period reserve development	(2.1)	(5.8)		0.6	(2.0)

Homeowner:
Written premiums	$76	$79	(3.3)	$132	$139	(4.8)
Earned premiums	70	71	(2.1)	140	143	(2.5)
Loss and loss expenses incurred	103	93	10.7	196	160	23.3
Loss and loss expense ratio	147.8%	130.7%		140.3%	110.9%
Contribution from catastrophe losses	77.6	60.0		64.5	42.5
Contribution from prior period reserve development	4.6	(2.3)		5.6	0.5

Other personal:
Written premiums	$25	$23	6.0	$45	$44	3.6
Earned premiums	22	21	3.9	44	44	1.8
Loss and loss expenses incurred	10	9	2.3	18	22	(22.7)
Loss and loss expense ratio	42.6%	43.2%		40.2%	52.9%
Contribution from catastrophe losses	18.7	8.0		14.8	6.0
Contribution from prior period reserve development	(40.4)	(29.2)		(39.3)	(20.3)

As discussed above, the loss and loss expense ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves from prior accident years can also distort measures of profitability trends for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the six months ended June 30, 2009, the line of business with the most significant adverse profitability trend is homeowner. As discussed above, we continue to take action to improve pricing per risk and overall rates, which is expected to improve future profitability trends. In addition we expect the unusually high catastrophe loss levels of 2009 to return near the historical average. We expect the long-term future average to improve due to geographic diversification in states less prone to catastrophe losses.
Life Insurance Results of Operations
Overview
Performance highlights for the life insurance segment include:
•	Revenues – Revenues were higher for the three and six months ended June 30, 2009, because of increased earned premiums.

Earned premiums increased largely due to growth in term life insurance. Term life insurance earned premiums increased 13.8 percent in the first six months of 2009 compared with the first six months of 2008.

Net written premiums increased for the three and six months ended June 30, 2009 to $73 million and $123 million compared with $47 million and $90 million in the comparable 2008 period. The increase in written premiums primarily was due to sales of fixed annuity products. Fixed annuity written premiums for the second quarter and first six months of 2009 were $30 million and $43 million compared to $7 million and $16 million for the same periods of 2008. Fixed annuity written premiums have a minimal impact to earned premiums. We do not write variable or equity-indexed annuities.

Gross in-force policy face amounts increased to $67.813 billion at June 30, 2009, from $65.888 billion at year-end 2008.
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009     35

Life Insurance Results

	Three months ended June 30,			Six months ended June 30,
(In millions)	2009	2008	Change %	2009	2008	Change %

Written premiums	$73	$47	56.1	$123	$90	35.8

Earned premiums	$37	$33	9.9	$70	$63	11.1
Separate account investment management fees	—	1	(131.0)	—	1	(83.5)

Total revenues	37	34	7.3	70	64	9.1

Contract holders benefits incurred	39	38	1.8	78	74	5.3
Investment interest credited to contract holders	(17)	(16)	6.8	(33)	(31)	6.3
Operating expenses incurred	13	10	29.8	24	21	16.0

Total benefits and expenses	35	32	7.8	69	64	8.3

Life insurance segment gain	$2	$2	(1.5)	$1	$0	152.7

•	Profitability – The life insurance segment frequently reports only a small profit or loss on a GAAP basis because most of its investment income is included in investment segment results. We include investment income credited to contract holders (interest assumed in life insurance policy reserve calculations) in life insurance segment results. The segment reported a $2 million profit in the second quarter of 2009 and 2008, as an increase in earned premiums was offset by less favorable mortality experience. Primarily due to increased earned premium, the segment reported a profit of $1 million for the six months ended June 30, 2009, slightly better than the first six months of 2008.
At the same time, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. For that reason, we also evaluate GAAP data, including all investment activities on life insurance-related assets including investment income and realized gains or losses on investments. The life insurance company reported a net gain of $6 million and a net loss of $3 million in the three and six months ended June 30, 2009, compared with a net gain of $2 million and $4 million in the three and six months ended June 30, 2008. The life insurance company portfolio had after-tax realized investment losses of $5 million and $23 million in the three and six months ended June 30, 2009. For the three and six months ended June 30, 2008, after-tax realized investment losses totaled $8 million and $14 million, respectively.
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
Investment Income
Pretax investment income declined 8.4 percent and 13.9 percent for the three and six months ended June 30, 2009, primarily due to dividend reductions for holdings in our equity portfolio. Interest income increased significantly as we have allocated a larger portion of our investment portfolio to fixed-maturity securities. Interest income for the second quarter of 2009 excluded $2 million in amortization of discount for interest income related to previously impaired fixed-maturity securities as amortization of discount for interest income for those securities is no longer applicable due to the adoption of FSP No. FAS  115-2 and 124-2 as disclosed in Item 1, Note 1, Accounting Policies on Pages 7-8. In our 2008 Form 10-K, Item 7, Investments Outlook, Page 69, we discussed our portfolio strategies. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in Item 3, Quantitative and Qualitative Disclosures About Market Risk, Page 43.
Cincinnati Financial Corporation

Form 10-Q for the quarterly period ended June 30, 2009       36

Investment Results

	Three months ended June 30,			Six months ended June 30,
(In millions)	2009	2008	change %	2009	2008	change %

Investment income:
Interest	$96	$79	21.0	$192	$155	23.7
Dividends	24	50	(52.4)	50	123	(59.2)
Other	1	3	(47.8)	5	7	(36.6)
Investment expenses	(2)	(2)	(4.3)	(4)	(3)	(7.8)

Total investment income, net of expenses	119	130	(8.4)	243	282	(13.9)

Investment interest credited to contract holders	(17)	(16)	6.8	(33)	(31)	6.3

Realized investment gains and losses summary:
Realized investment gains and losses	23	57	(59.3)	75	40	85.1
Change in fair value of securities with embedded derivatives	11	(3)	nm	7	(6)	nm
Other-than-temporary impairment charges	(52)	(65)	18.9	(102)	(278)	63.4

Total realized investment gains and losses	(18)	(11)	(62.0)	(20)	(244)	91.9

Investment operations income	$84	$103	(18.3)	$190	$7	nm

Net Realized Gains and Losses
We reported net realized investment losses of $18 million and $20 million in the three months and six months ended June 30, 2009, as net gains from investment sales and bond calls were offset by other-than-temporary impairment charges and the change in fair value of securities with embedded derivatives. We reported a $244 million net realized investment loss in the six months ended June 30, 2008, driven primarily by other-than-temporary impairment charges that were offset by $40 million in realized gains.
Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on results in any quarter. However, such gains or losses usually have little, if any, effect on total shareholders’ equity because most equity and fixed-maturity investments are carried at fair value, with the unrealized gain or loss included as a component of other comprehensive income. Accounting requirements for other-than-temporary impairment charges for the fixed-maturity portfolio are disclosed in Item 1, Note 1, Accounting Policies on Pages 7-8.
The total realized investment loss for the first six months of 2009 reflected:
•	$75 million in net gains from investment sales and fixed-maturity calls including $94 million from sale of ExxonMobil; $67 million from the sale of Fifth Third Bancorp (NASDAQ: FITB); and $93 million from the sale of various other common stock holdings. These gains were partially offset by realized losses of $191 million from sales of various securities, including $52 million from the sale of General Electric Co. (NYSE: GE)
•	$7 million in losses from changes in fair value of securities with embedded derivatives.
•	$102 million in other-than-temporary impairment charges to write down holdings of fixed maturities and preferred stocks.
We believe a continuation of the current credit environment, especially if economic conditions worsen, could lead to further declines in portfolio values, resulting in other-than-temporary impairment charges. Of the 2,422 securities in the portfolio, 55 were trading below 70 percent of book value at June 30, 2009. Of these 55 securities, 5 are equity securities which we intend to hold until full recovery. Our asset impairment committee regularly monitors the portfolio.
Cincinnati Financial Corporation

Form 10-Q for the quarterly period ended June 30, 2009       37

The table below provides additional detail for other-than-temporary impairment charges.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2009	2008	2009	2008

Fixed maturities
Financial	$2	$8	$21	$11
Service cyclical	—	1	11	2
Real estate	—	—	7	2
Consumer cyclical	1	—	2	1
Other	—	4	2	20

Total fixed maturities	3	13	43	36

Common equities
Financial	—	12	—	184
Health	6	30	6	30
Industrial	26	—	26	—
Consumer discretionary	10	—	10	—
Material	7	—	7	—

Total common equities	49	42	49	214

Preferred equities
Financial	—	8	10	18
Agency	—	2	—	10

Total preferred equities	—	10	10	28

Total	$52	$65	$102	$278

Other
We report as “Other” the non-investment operations of the parent company and its non-insurer subsidiaries, CFC Investment Company and CSU Producer Resources Inc. We also report as “Other” the results of The Cincinnati Specialty Underwriters Insurance Company, as well as other income of our standard market property casualty insurance subsidiary. Also included in year-to-date 2009 results for this segment are the operations of former subsidiary, CinFin Capital Management Company (excluding client investment activities). CinFin Capital Management terminated all operations and the company was dissolved effective February 28, 2009.

	Three months ended June 30,			Six months ended June 30,
(In millions)	2009	2008	Change %	2009	2008	Change %

Interest and fees on loans and leases	$2	$2	(14.6)	$4	$5	(17.8)
Earned premiums	5	1	903.6	10	1	nm
Money management fees	—	1	nm	—	1	nm
Other revenues	1	—	334.3	2	—	nm

Total revenues	8	4	152.5	16	7	147.6

Interest expense	14	13	12.3	28	25	11.7
Losses and loss expenses	4	1	626.6	9	1	861.1
Underwriting expenses	5	—	nm	13	1	nm
Operating expenses	3	5	(28.8)	8	8	(8.6)

Total expenses	26	19	49.5	58	35	61.5

Pre-tax loss	$(18)	$(15)	(25.4)	$(42)	$(28)	(43.4)

Taxes
We had $31 million and $33 million of income tax benefit in the three and six months ended June 30, 2009. We reported $1 million of income tax expense in the three months ended June 30, 2008, and a tax benefit of $57 million for the six months ended June 30, 2008. The effective tax rate for the three and six months ended June 30, 2009, was 62.7 percent and 201.2 percent compared with 2.0 percent and 157.6 percent in the same periods last year.
The change in effective tax rate was the result of changes in pre-tax income from underwriting results, lower investment income from dividends and the amount of realized investment losses. A decrease in our dividends received deduction also contributed to the change in the effective tax rates for 2009.
Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Tax-Exempt Fixed-Maturities, Page 44 for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For our insurance subsidiaries, approximately 85 percent of income from tax-advantaged fixed-maturity investments is exempt from federal tax. Our non-insurance companies own an immaterial amount of tax-advantaged fixed-maturity investments. For our insurance subsidiaries, the dividend received deduction,
Cincinnati Financial Corporation

Form 10-Q for the quarterly period ended June 30, 2009       38

after the dividend proration of the 1986 Tax Reform Act, exempts approximately 60 percent of dividends from qualified equities from federal tax. For our non-insurance subsidiaries, the dividend received deduction exempts 70 percent of dividends from qualified equities. Details about our effective tax rate are found in our 2008 Annual Report on Form 10-K, Item 8, Note 11, Income Taxes, Page 112.
Liquidity and Capital Resources
At June 30, 2009, shareholders’ equity was $4.144 billion compared with $4.182 billion at December 31, 2008. Total debt was $839 million at June 30, 2009. At June 30, 2009, cash and cash equivalents totaled $254 million compared with $1.009 billion at December 31, 2008, with the decline primarily due to purchases of securities in our investment portfolio.
Sources of Liquidity
Subsidiary Dividends
Our lead insurance subsidiary did not declare any dividends to the parent company during the first six months of 2009 compared with $160 million declared in the first six months of 2008. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. During 2009, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $336 million.
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
Insurance Underwriting
Our property casualty and life insurance operations provide liquidity because we generally receive premiums before paying losses under the policies purchased with those premiums. After satisfying our cash requirements, we use excess cash flows for investment, increasing future investment income.
This table shows a summary of cash flow of our insurance operations (direct method):

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2009	2008	2009	2008

Premiums collected	$764	$781	$1,540	$1,577
Loss and loss expenses paid	(527)	(496)	(1,034)	(972)
Commissions and other underwriting expenses paid	(238)	(237)	(552)	(573)

Insurance subsidiary cash flow from underwriting	(1)	48	(46)	32
Investment income received	93	115	207	248

Insurance operating cash flow	$92	$163	$161	$280

Historically, cash receipts from property casualty and life insurance premiums, along with investment income, have been more than sufficient to pay claims, operating expenses and dividends to the parent company. While first-year life insurance expenses normally exceed first-year premiums, subsequent premiums are used to generate investment income until the time the policy benefits are paid.
Collected premiums are down $37 million for the first six months of 2009, similar to the decline in net written premiums. Loss and loss expenses paid were $62 million higher in the first six months of 2009 largely because of higher catastrophe losses. We discuss our future obligations for claims payments in our 2008 Annual Report on Form 10-K, Item 7, Obligations, Page 74, and our future obligations for underwriting expenses in our 2008 Annual Report on Form 10-K, Item 7, Other Commitments, Page 73.
Capital Resources
At June 30, 2009, our total debt-to-capital ratio was 16.8 percent, with $790 million in long-term debt and $49 million in borrowings on our short-term lines of credit. Based on our present capital requirements, we do not anticipate a material increase in debt levels during 2009. As a result, we believe that changes in our debt-to-capital ratio will largely be a function of the contribution of unrealized investment gains or losses to shareholders’ equity.
We provide details of our three long-term notes in our 2008 Annual Report on Form 10-K, Item 8, Note 8, Senior Debt, Page 109. None of the notes are encumbered by rating triggers. Our debt ratings are described in Progress Toward Long-Term Value Creation, Page 21.
Cincinnati Financial Corporation

Form 10-Q for the quarterly period ended June 30, 2009       39

On June 30, 2009 we obtained an extension of our $75 million unsecured discretionary line of credit with PNC Bank, N.A. Other than the date extension to August 31, 2009, there were no other changes in contract terms. We currently expect to renew this line of credit agreement.
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
Other Commitments
In addition to our contractual obligations, we have other operational commitments.
•	Commissions – Commissions paid were $330 million in the first six months of 2009. Commission payments generally track with written premiums.
•	Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Non-commission underwriting expenses paid were $222 million in the first six months of 2009.
•	In addition to contractual obligations for hardware and software, we anticipate capitalizing $28 million in spending for key technology initiatives in 2009. Capitalized development costs related to key technology initiatives were $12 million in the first six months of 2009. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.
Investing Activities
After fulfilling operating requirements, we invest cash flows from underwriting, investment and other corporate activities in fixed-maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. See Progress Toward Long-Term Value Creation, Page 21, for a discussion of current refinements to our investment strategies that reflect our risk management activities. We discuss certain portfolio attributes in Item 3, Quantitative and Qualitative Disclosures about Market Risk, Page 43.
Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders. In February and May 2009, the board of directors declared a regular quarterly cash dividend of 39 cents per share for an indicated annual rate of $1.56 per share. During the first six months of 2009, $124 million was used for cash dividends to shareholders.
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
The rise in total gross reserves primarily was due to higher IBNR reserves for workers’ compensation and higher reserves for the commercial property, specialty package and homeowner lines of business because of catastrophe losses.
Cincinnati Financial Corporation

Form 10-Q for the quarterly period ended June 30, 2009       40

Commercial Lines Insurance Segment Reserves

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At June 30, 2009
Commercial casualty	$1,089	$310	$531	$1,930	51.0%
Commercial property	141	19	33	193	5.1
Commercial auto	265	51	66	382	10.1
Workers’ compensation	442	422	134	998	26.4
Specialty packages	76	18	12	106	2.8
Surety and executive risk	121	(2)	49	168	4.4
Machinery and equipment	4	3	1	8	0.2

Total	$2,138	$821	$826	$3,785	100.0%

At December 31, 2008
Commercial casualty	$1,046	$327	$527	$1,900	52.0%
Commercial property	135	7	32	174	4.8
Commercial auto	276	48	65	389	10.6
Workers’ compensation	445	353	126	924	25.3
Specialty packages	74	1	10	85	2.3
Surety and executive risk	129	(4)	50	175	4.8
Machinery and equipment	3	3	1	7	0.2

Total	$2,108	$735	$811	$3,654	100.0%

Personal Lines Insurance Segment Reserves

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At June 30, 2009
Personal auto	$135	$(2)	$28	$161	41.2%
Homeowners	72	34	17	123	31.6
Other personal	45	51	10	106	27.2

Total	$252	$83	$55	$390	100.0%

At December 31, 2008
Personal auto	$141	$(3)	$28	$166	43.5%
Homeowners	67	17	15	99	26.0
Other personal	53	52	11	116	30.5

Total	$261	$66	$54	$381	100.0%

Life Insurance Reserves
Gross life policy reserves were $1.614 billion at June 30, 2009, compared with $1.551 billion at year-end 2008, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2008 Annual Report on Form 10-K, Item 7, Life Insurance Policy Reserves, Page 44.
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
As updated in Note 1, Accounting Policies, beginning on Page 7, our invested asset impairment policy now states that fixed maturities the company 1) intends to sell or 2) more likely than not will be required to sell before recovery of its amortized cost basis will be deemed to be other-than-temporarily impaired. The book value of any such securities will be reduced to fair value as the new cost basis and a realized loss will be recorded in the quarter in which it is recognized. When these two criteria are not met, and the company believes that full collection of interest and/or principal is not likely, the company will determine the net present value of future cash flows, using the effective interest rate implicit in the security at the date of acquisition as the discount rate, and compare that amount to the amortized cost and fair value of the security. The difference between the net present value of the cash flows and the amortized costs of the security will be considered a credit loss and recognized as a realized loss in the quarter in which it occurred. The difference between fair
Cincinnati Financial Corporation

Form 10-Q for the quarterly period ended June 30, 2009       41

value and the net present value of the cash flows of the security, the non-credit loss, will be recognized in other comprehensive income as an unrealized loss.
Fair Value Measurements
Valuation of Financial Instruments
Valuation of financial instruments, primarily securities held in our investment portfolio, is a critical component of our interim financial statement preparation. SFAS No. 157 defines fair value as the exit price or the amount that would be 1) received to sell an asset or 2) paid to transfer a liability in an orderly transaction between marketplace participants at the measurement date. When determining an exit price, we must, whenever possible, rely upon observable market data. Prior to the adoption of SFAS No. 157, we considered various factors such as liquidity and volatility but primarily obtained pricing from various external services, including broker quotes.
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
Financial assets and liabilities recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as described in Item 1, Note 3, Fair Value Measurements, Page 11.
Level 1 and Level 2 Valuation Techniques
Over 98 percent of the $9.6 billion of securities in our investment portfolio measured at fair value are classified as Level 1 or Level 2. Financial assets that fall within Level 1 and Level 2 are priced according to observable data from identical or similar securities that have traded in the marketplace. Also within Level 2 are securities that are valued by outside services or brokers where we have evaluated the pricing methodology and determined that the inputs are observable.
Included in the Level 2 hierarchy is a small portfolio of collateralized mortgage obligations that represented less than 1 percent of the fair value of our investment portfolio at June 30, 2009. We obtained the CMOs as part of the termination of our securities lending program during 2008. The CMOs were an investment made by one of the short-duration funds, which subsequently dissolved and distributed the assets to its investors. When we terminated the securities lending program, we chose to retain the CMOs rather than sell them at what we felt were distressed prices in an illiquid market.
Level 3 Valuation Techniques
Financial assets that fall within the Level 3 hierarchy are valued based upon unobservable market inputs, normally because they are not actively traded on a public market. Level 3 corporate fixed-maturity securities include certain private placements, small issues, general corporate bonds and medium-term notes. Level 3 state, municipal and political subdivisions fixed-maturity securities include various thinly traded municipal bonds. Level 3 common equities include private equity securities. Level 3 preferred equities include private and thinly traded preferred securities.
Pricing for each Level 3 security is based upon inputs that are market driven, including third-party reviews provided to the issuer or broker quotes. However, we placed in the Level 3 hierarchy securities for which we were unable to obtain the pricing methodology or we could not consider the price provided as binding. Pricing for securities classified as Level 3 could not be corroborated by similar securities priced using observable inputs.
Management ultimately determined the pricing for each Level 3 security that we considered to be the best exit price valuation. As of June 30, 2009, total Level 3 assets were 1.0 percent of our investment portfolio measured at fair value, which was relatively stable throughout 2008 and the first quarter of 2009. Broker quotes are obtained for thinly traded securities that subsequently fall within the Level 3 hierarchy. We obtained two non-binding quotes from brokers and, after evaluation, our investment professionals typically select the more conservative price for fair value.
Cincinnati Financial Corporation

Form 10-Q for the quarterly period ended June 30, 2009       42

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
The fair value of our investment portfolio was $9.631 billion at June 30, 2009, compared with $8.807 billion at year-end 2008.

	At June 30, 2009				At December 31, 2008
(In millions)	Book value	% of BV	Fair value	% of FV	Book value	% of BV	Fair value	% of FV

Taxable fixed maturities	$4,214	46.3%	$4,142	43.0%	$3,354	40.8%	$3,094	35.1%
Tax-exempt fixed maturities	2,926	32.1	2,985	31.0	2,704	32.9	2,733	31.0
Common equities	1,879	20.6	2,408	25.0	1,889	23.0	2,721	30.9
Preferred equities	80	0.9	84	0.9	188	2.3	175	2.0
Short-term investments	12	0.1	12	0.1	84	1.0	84	1.0

Total	$9,111	100.0%	$9,631	100.0%	$8,219	100.0%	$8,807	100.0%

Our consolidated portfolio contains $97 million of assets for which values are based on prices or valuation techniques that require management judgment (Level 3 assets). We obtain at least two outside valuations for these assets and generally use the more conservative calculation. These investments include private placements, small issues and various thinly traded securities.
As of June 30, 2009, total Level 3 assets were 1.0 percent of investment portfolio assets measured at fair value compared with 1.6 percent at December 31, 2008. See Item 1, Note 3, Fair Value Measurements, Page 11, for additional discussion of our valuation techniques.
In addition, Other invested assets included $38 million of life policy loans, $24 million of venture capital fund investments, $9 million of private equity investments and $6 million of investment in real estate, as of June 30, 2009.
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
Our bond portfolio has held up well in the current environment. As of June 30, 2009, the bond portfolio fair value was at 99.8 percent of its book value compared to 96.2 percent at December 31, 2008. The improvement was primarily driven by heavy new issue purchases. It is a diverse mix of taxable and tax-exempt securities, covering a wide range of sectors, industries and maturities.
Credit ratings as of June 30, 2009, compared with December 31, 2008, for the fixed-maturity and short-term portfolio were:

	At June 30, 2009		At December 31, 2008
	Fair	Percent	Fair	Percent
(In millions)	value	to total	value	to total

Moody’s Ratings and Standard & Poor’s Ratings combined
Aaa, Aa, A, AAA, AA, A	$4,580	64.2%	$4,149	70.2%
Baa, BBB	2,002	28.0	1,258	21.3
Ba, BB	260	3.6	240	4.1
B, B	47	0.7	46	0.8
Caa, CCC	32	0.4	7	0.1
Ca, CC	1	0.1	3	0.1
C, C	—	0.0	—	0.0
Non-rated	217	3.0	208	3.4

Total	$7,139	100.0%	$5,911	100.0%

The slight shift in the portfolio ratings during the first half of 2009 was primarily driven by significant new purchases in the Baa/BBB ratings level. The effect of acquisitions and dispositions, including redemptions exercised by securities issuers, resulted in a net reduction of over $100 million in government-sponsored enterprises that were AAA rated, diluting the bond portfolio’s ratings. In the table above, Moody’s Ratings and
Cincinnati Financial Corporation

Form 10-Q for the quarterly period ended June 30, 2009      43

Standard & Poor’s Ratings are combined into single equivalent levels. In situations where ratings differed, the higher of the two is used.
Attributes of the fixed-maturity portfolio include:

	At June 30,		At December 31,
	2009		2008

Weighted average yield-to-book value	5.9%		5.6%
Weighted average maturity	7.8	yrs	8.2	yrs
Effective duration	5.5	yrs	5.4	yrs
We discuss maturities of our fixed-maturity portfolio in our 2008 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 104.
Taxable Fixed-Maturities
Our taxable fixed-maturity portfolio (at fair value) includes:
•	$308 million in U.S. agency paper that is rated Aaa/AAA by Moody’s and Standard & Poor’s, respectively.

•	$3.361 billion in investment-grade corporate bonds that have a Moody’s rating at or above Baa3 or a Standard & Poor’s rating at or above BBB-.

•	$305 million in high-yield corporate bonds that have a Moody’s rating below Baa3 and a Standard & Poor’s rating below BBB-.

•	$83 million in convertible bonds and redeemable preferred stocks.
Our strategy typically is to buy and hold fixed-maturity investments to maturity, but we monitor credit profiles and market value movements when determining holding periods for individual securities.
The largest sectors in our investment-grade corporate bond portfolio, based on fair value at June 30, 2009, are utilities and energy, representing 12.1 percent and 13.6 percent, respectively, compared with 11.6 percent and 9.8 percent at year-end 2008. The financial related sectors of banking, brokerage, finance/investment and insurance represented 25.0 percent of fair value of our investment-grade corporate bond portfolio at June 30, 2009, compared with 30.7 percent at year-end 2008. We believe our weighting in financial related sectors is below the average for the corporate bond market as a whole.
Tax-Exempt Fixed-Maturities
We traditionally have purchased municipal bonds focusing on general obligation and essential services bonds, such as sewer, water or others. While no single municipal issuer accounted for more than 0.6 percent of the tax-exempt municipal bond portfolio at June 30, 2009, there are higher concentrations within individual states. Holdings in Texas, Indiana, Illinois, Michigan, and Ohio accounted for 32.1 percent of the municipal bond portfolio at June 30, 2009, compared with 35.0 percent at year-end 2008.
We have continued to purchase municipal bonds because of their excellent after tax yields. At June 30, 2009, bonds representing $2.286 billion, or 76.6 percent, of the fair value of our municipal portfolio were insured with an average rating of Aaa. Because of our emphasis on general obligation and essential services bonds, over 95.8 percent of the insured municipal bonds have an underlying rating of at least A3 or A-.
Interest Rate Sensitivity Analysis
Because of our strong surplus, long-term investment horizon and ability to hold most fixed-maturity investments until maturity, we believe the company is adequately positioned if interest rates were to rise. Management continues to explore ways to mitigate that risk. Although the market values of our existing holdings may suffer, a higher rate environment would provide the opportunity to invest cash flow in higher-yielding securities, while reducing the likelihood of untimely redemptions of currently callable securities. While higher interest rates would be expected to continue to increase the number of fixed-maturity holdings trading below 100 percent of book value, we believe lower fixed-maturity security values due solely to interest rate changes would not signal a decline in credit quality.
Our dynamic financial planning model uses analytical tools to assess market risks. As part of this model, the effective duration of the fixed-maturity portfolio is continually monitored by our investment department to evaluate the theoretical impact of interest rate movements.
Cincinnati Financial Corporation

Form 10-Q for the quarterly period ended June 30, 2009      44

The table below summarizes the effect of hypothetical changes in interest rates on the fixed-maturity portfolio:

	Fair value of	Effective duration
	fixed maturity	100 basis point	100 basis point
(In millions)	portfolio	spread decrease	spread increase

At June 30, 2009	$7,127	$7,517	$6,736

At December 31, 2008	5,827	6,141	5,514
The effective duration of the fixed-maturity portfolio is currently 5.5 years, up from 5.4 years at year-end 2008. A 100 basis point movement in interest rates would result in an approximately 5.5 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value will be to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.
In the dynamic financial planning model, the selected interest rate change of 100 basis points represents our view of a shift in rates that is quite possible over a one-year period. The rates modeled should not be considered a prediction of future events as interest rates may be much more volatile in the future. The analysis is not intended to provide a precise forecast of the effect of changes in rates on our results or financial condition, nor does it take into account any actions that we might take to reduce exposure to such risks.
Short-Term Investments
Our short-term investments consist primarily of commercial paper, demand notes or bonds purchased within one year of maturity. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as taxes. At June 30, 2009, we had $12 million of short-term investments compared with $84 million at year-end 2008.
Equity Investments
Our common stock investments generally are securities of companies that have a commitment to pay and grow their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of the common equities we hold tends to provide a floor to their valuation. A $100 million unrealized change in the value of the common stocks owned at period end would cause a change of $65 million, or approximately 40 cents per share, in our shareholders’ equity.
At June 30, 2009, there were four holdings with a fair value equal to or greater than 5 percent of our publicly-traded common stock portfolio compared with four similar holdings at year-end 2008. The Procter & Gamble Company is our largest single common stock investment, comprising 9.0 percent of the publicly traded common stock portfolio and 2.2 percent of the investment portfolio. Other common stocks with a fair value greater than 5 percent of our common stock portfolio include Wyeth, Johnson & Johnson (NYSE:JNJ), and ExxonMobil Corporation.
Common Stock Portfolio Industry Sector Distribution

	Percent of Publicly Traded Common Stock Portfolio
	At June 30, 2009		At December 31, 2008
	Cincinnati	S&P 500 Industry	Cincinnati	S&P 500 Industry
	Financial	Weightings	Financial	Weightings

Sector:
Healthcare	25.7%	14.0%	21.6%	14.8%
Consumer staples	17.6	12.0	19.8	12.8
Energy	12.2	12.4	16.8	13.3
Industrials	8.9	9.9	6.1	11.1
Utilities	8.8	4.1	9.3	4.2
Information technology	8.0	18.3	4.2	15.3
Consumer discretionary	7.6	9.0	6.6	8.4
Financial	5.3	13.6	12.4	13.3
Materials	3.0	3.2	1.9	3.0
Telecomm services	2.9	3.5	1.3	3.8

Total	100.0%	100.0%	100.0%	100.0%

Cincinnati Financial Corporation

Form 10-Q for the quarterly period ended June 30, 2009      45

Unrealized Investment Gains and Losses
At June 30, 2009, unrealized investment gains before taxes totaled $883 million and unrealized investment losses in the investment portfolio amounted to $363 million. The April 1, 2009, adoption of FSP No. FAS 115-2 and 124-2 increased unrealized losses by $163 million for previously impaired fixed-maturity securities as disclosed in Item 1, Note 2, Investments on Page 9.
Unrealized Investment Gains
The unrealized investment gains at June 30, 2009, largely were due to a long-term net gain position of $529 million for our common stock portfolio. Contributing 10 percent or more of that net gain position were four holdings totaling $491 million in gains: Procter & Gamble, Wyeth, ExxonMobil and Piedmont Natural Gas.
Unrealized Investment Losses – Potential Other-than-temporary Impairments
We expect the number of securities trading below book value to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, book values for some securities are revised through impairment charges recognized in prior periods.
During the second quarter of 2009, a total of nine securities, primarily equity securities, were written down as other-than-temporarily impaired. The other-than-temporary impairments resulted in pre-tax, non-cash charges of $52 million and $102 million for the three and six months periods ended June 30, 2009. During the same periods of 2008, we impaired securities resulting in $65 million and $278 million other-than-temporary impairment charges.
At June 30, 2009, 755 of the 2,422 securities we owned were trading below book value compared with 944 of the 2,223 securities we owned at year-end 2008. The 755 holdings trading below book value at June 30, 2009, represented 31.3 percent of fair value of invested assets and $363 million in unrealized losses.
•	539 of these holdings were trading between 90 percent and 100 percent of book value. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 539 securities was $1.994 billion at June 30, 2009, and they accounted for $68 million in unrealized losses.

•	161 of these holdings were trading between 70 percent and 90 percent of book value at June 30, 2009. The fair value of these holdings was $820 million, and they accounted for $173 million in unrealized losses. These securities, which are being closely monitored, have been affected by a combination of factors including wider credit spreads driven primarily by the distress in the mortgage market, slumping real estate valuations, the effects of the recession and the effects of higher interest rates on longer duration instruments. The majority of these securities are in the financial and real estate sectors.

•	55 securities were trading below 70 percent of book value at June 30, 2009. The fair value of those holdings was $222 million, and they accounted for $122 million in unrealized losses. Of these 55 securities, 5 are equity securities. The remaining 50 are fixed-maturity securities, all of which continue to make interest payments. The majority of these securities are in the financial and real estate sectors.
46

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

(In millions)
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At June 30,	value	losses	value	losses	value	losses

2009
Fixed maturities:
States, municipalities and political subdivisions	$295	$7	$309	$11	$604	$18
Government-sponsored enterprises	180	2	7	0	187	2
Short-term investments	3	0	0	0	3	0
Collateralized mortgage obligations	26	15	0	0	26	15
Corporate bonds	702	102	769	71	1,471	173

Total	1,206	126	1,085	82	2,291	208
Equity securities	518	93	227	62	745	155

Total	$1,724	$219	$1,312	$144	$3,036	$363

At December 31,

2008
Fixed maturities:
States, municipalities and political subdivisions	$592	$26	$94	$5	$686	$31
Government-sponsored enterprises	141	2	0	0	141	2
All other corporate bonds and short-term investments	1,562	230	292	73	1,854	303

Total	2,295	258	386	78	2,681	336
Equity securities	820	219	79	41	899	260

Total	$3,115	$477	$465	$119	$3,580	$596

During the quarter ended June 30, 2009, we impaired nine securities. At June 30, 2009, 358 fixed-maturity investments with a total unrealized loss of $82 million had been in an unrealized loss position for 12 months or more. Of the total fixed maturity securities in an unrealized loss position for twelve months or more at June 30, 2009, two fixed maturity securities with a fair value of $2 million were trading under 70 percent of book value and accounted for $1 million in unrealized losses; 72 fixed maturity securities with a fair value of $265 million were trading from 70 percent to less than 90 percent of book value and accounted for $48 million in unrealized losses; and 284 fixed maturity securities with a fair value of $818 million were trading from 90 percent to less than 100 percent of book value and accounted for $33 million in unrealized losses.
Of the total equity securities in an unrealized loss position for twelve months or more at June 30, 2009, one equity security with a fair value of $50 million was trading under 70 percent of book value and accounted for $22 million in unrealized losses; seven equity securities with a fair value of $133 million were trading from 70 percent to less than 90 percent of book value and accounted for $37 million in unrealized losses; one equity security with a fair value of $44 million was trading between 90 percent to less than 100 percent of book value and accounted for $3 million in unrealized losses.
During 2008, we impaired 126 securities. At December 31, 2008, 142 fixed maturity investments with a total unrealized loss of $78 million had been in an unrealized loss position for 12 months or more. Of that total, there were no fixed maturity investments trading below 70 percent of book value. Six equity investments with a total unrealized loss of $41 million had been in an unrealized loss position for 12 months or more as of December 31, 2008. Two of these equity investments were trading below 70 percent of book value.
Cincinnati Financial Corporation

Form 10-Q for the quarterly period ended June 30, 2009      47

The following table summarizes the investment portfolio by severity of decline:

				Gross	Gross
	Number	Book	Fair	unrealized	investment
(In millions)	of issues	value	value	gain/loss	income

At June 30, 2009
Taxable fixed maturities:
Trading below 70% of book value	48	$127	$72	$(55)	$6
Trading at 70% to less than 100% of book value	397	1,756	1,621	(135)	54
Trading at 100% and above of book value	553	2,331	2,449	118	63
Securities sold in current year	—	—	—	—	8

Total	998	4,214	4,142	(72)	131

Tax-exempt fixed maturities:
Trading below 70% of book value	2	3	2	(1)	—
Trading at 70% to less than 100% of book value	280	609	592	(17)	13
Trading at 100% and above of book value	1,060	2,314	2,391	77	50
Securities sold in current year	—	—	—	—	—

Total	1,342	2,926	2,985	59	63

Common equities:
Trading below 70% of book value	3	209	145	(64)	2
Trading at 70% to less than 100% of book value	14	642	561	(81)	10
Trading at 100% and above of book value	35	1,028	1,702	674	29
Securities sold in current year	—	—	—	—	3

Total	52	1,879	2,408	529	44

Preferred equities:
Trading below 70% of book value	2	5	3	(2)	—
Trading at 70% to less than 100% of book value	7	44	36	(8)	1
Trading at 100% and above of book value	17	31	45	14	2
Securities sold in current year	—	—	—	—	1

Total	26	80	84	4	4

Short-term investments:
Trading below 70% of book value	—	—	—	—	—
Trading at 70% to less than 100% of book value	2	4	4	—	—
Trading at 100% and above of book value	2	8	8	—	—
Securities sold in current year	—	—	—	—	—

Total	4	12	12	—	—

Portfolio summary:
Trading below 70% of book value	55	344	222	(122)	8
Trading at 70% to less than 100% of book value	700	3,055	2,814	(241)	78
Trading at 100% and above of book value	1,667	5,712	6,595	883	144
Investment income on securities sold in current year	—	—	—	—	12

Total	2,422	$9,111	$9,631	$520	$242

At December 31, 2008
Portfolio summary:
Trading below 70% of book value	83	$528	$322	$(206)	$25
Trading at 70% to less than 100% of book value	861	3,648	3,258	(390)	176
Trading at 100% and above of book value	1,279	4,043	5,227	1,184	290
Investment income on securities sold in current year	—	—	—	—	39

Total	2,223	$8,219	$8,807	$588	$530

See our 2008 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 45, as updated in Item 1, Note 1, Accounting Policies, Page 7 for the adoption of FSP No. FAS 115-2 and 124-2.
Cincinnati Financial Corporation

Form 10-Q for the quarterly period ended June 30, 2009      48

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures — The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
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
Changes in Internal Control over Financial Reporting — During the three and six months ended June 30, 2009, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We did not sell any of our shares that were not registered under the Securities Act during the first six months of 2009. The board of directors has authorized share repurchases since 1996. We discuss the board authorization in our 2008 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Parent Company Liquidity, Page 70. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to SEC regulations.

			Total number of shares	Maximum number of
	Total number	Average	purchased as part of	shares that may yet be
	of shares	price paid	publicly announced	purchased under the
Month	purchased	per share	plans or programs	plans or programs

January 1-31, 2009	0	$0.00	0	8,543,608
February 1-28, 2009	0	0.00	0	8,543,608
March 1-31, 2009	3,174	22.69	3,174	8,540,434
April 1-30, 2009	1,303	26.71	1,303	8,539,131
May 1-31, 2009	0	0.00	0	8,539,131
June 1-30, 2009	0	0.00	0	8,539,131

Totals	4,477	23.86	4,477

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
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009      49

Item 3.	Defaults upon Senior Securities
We have not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.

Item 4.	Submission of Matters to a Vote of Security Holders
The registrant held its Annual Meeting of Shareholders on May 2, 2009, for which the board of directors solicited proxies.
The following nominee named in the registrant’s Proxy Statement was elected for a term expiring in 2010:

Shares (in millions)	For	Withheld

James E. Benoski	135.2	4.5
The following nominees named in the registrant’s Proxy Statement were elected for terms expiring in 2012:

Shares (in millions)	For	Withheld

William F. Bahl, CFA, CIC	133.8	5.9
Gretchen W. Price	137.3	2.4
John J. Schiff, Jr., CPCU	134.8	4.9
Kenneth W. Stecher	136.1	3.6
E. Anthony Woods	136.5	3.2
Seven additional directors serve on the board with terms of office continuing after the 2009 Annual Meeting of Shareholders. Gregory T. Bier CPA (Ret.), Douglas S. Skidmore, and Larry R. Webb are serving terms to expire in 2010. Kenneth C. Lichtendahl, W. Rodney McMullen, Thomas R. Schiff and John F. Steele, Jr. are serving terms to expire in 2011.
Shareholders ratified the selection of Deloitte & Touche LLP as the company’s independent registered public accounting firm for 2009.

Shares (in millions)
For	Against	Abstain

138.0	1.6	0.1
Shareholders approved management’s proposal to adopt Cincinnati Financial Corporation’s Annual Incentive Compensation Plan of 2009.

Shares (in millions)
For	Against	Abstain

135.6	3.4	0.7
Shareholders approved management’s proposal to adopt Cincinnati Financial Corporation’s Directors’ Stock Plan of 2009.

Shares (in millions)
For	Against	Abstain	Broker Non-Votes

124.8	7.4	0.5	7.0
Shareholders approved a non-binding shareholder proposal to move toward a declassified board structure.

Shares (in millions)
For	Against	Abstain	Broker Non-Votes

79.7	52.1	0.9	7.0

Item 5.	Other Information
None.
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009      50

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1A	Amended Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 1999 Annual Report on Form 10-K dated March 23, 2000) (File No. 000-04604)

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

10.1
Second Amended and Restated Discretionary Line of Credit Note with PNC Bank, National Association dated July 12, 2007 (incorporated by reference to Exhibit 10.27 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007) as renewed pursuant to the Offer and Acceptance of terms to renew $75 million unsecured line of credit with PNC Bank, N.A., effective June 30, 2009 (incorporated by reference to Exhibit 10.01 filed with the company’s Current Report on Form 8-K dated July 7, 2009)

11	Statement re: Computation of per share earnings for the three and six months ended June 30, 2009, contained in Exhibit 11 of this report, Page 53

31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 — Chief Executive Officer

31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 — Chief Financial Officer

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009     51

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CINCINNATI FINANCIAL CORPORATION
Date: August 7, 2009

/S/ Eric N. Mathews
Eric N. Mathews, CPCU, AIAF
Vice President, Assistant Secretary and Assistant Treasurer
(Principal Accounting Officer)
Cincinnati Financial Corporation
Form 10-Q for the quarterly period ended June 30, 2009     52