Form 10-Q
period 2009-09-30
CINCINNATI FINANCIAL CORP
filed 2009-10-29
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2009.

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
☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐ Yes ☑ No
As of October 26, 2009, there were 162,701,291 shares of common stock outstanding.

Cincinnati Financial 3Q09 10-Q     1

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009
Cincinnati Financial 3Q09 10-Q     2

Part I — Financial Information

Item 1.	Financial Statements (unaudited)
Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In millions except per share data)	2009	2008

ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2009—$7,274; 2008—$6,058)	$7,668	$5,827
Equity securities, at fair value (cost: 2009—$1,972; 2008—$2,077)	2,669	2,896
Short-term investments, at fair value (amortized cost: 2009—$12; 2008—$84)	12	84
Other invested assets	79	83

Total investments	10,428	8,890

Cash and cash equivalents	448	1,009
Investment income receivable	109	98
Finance receivable	74	71
Premiums receivable	1,046	1,059
Reinsurance receivable	707	759
Prepaid reinsurance premiums	14	15
Deferred policy acquisition costs	485	509
Deferred income tax	—	126
Land, building and equipment, net, for company use (accumulated depreciation: 2009—$318; 2008—$297)	258	236
Other assets	71	49
Separate accounts	586	548

Total assets	$14,226	$13,369

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$4,195	$4,086
Life policy reserves	1,698	1,551
Unearned premiums	1,557	1,544
Other liabilities	583	618
Deferred income tax	142	—
Note payable	49	49
6.125% senior notes due 2034	371	371
6.9% senior debentures due 2028	28	28
6.92% senior debentures due 2028	391	392
Separate accounts	586	548

Total liabilities	9,600	9,187

Commitments and contingent liabilities (Note 9)	—	—

SHAREHOLDERS’ EQUITY
Common stock, par value—$2 per share; (authorized: 2009—500 million shares, 2008—500 million shares; issued: 2009—196 million shares, 2008—196 million shares)	393	393
Paid-in capital	1,078	1,069
Retained earnings	3,681	3,579
Accumulated other comprehensive income	675	347
Treasury stock at cost (2009—34 million shares, 2008—34 million shares)	(1,201)	(1,206)

Total shareholders’ equity	4,626	4,182

Total liabilities and shareholders’ equity	$14,226	$13,369

Accompanying notes are an integral part of these condensed consolidated financial statements.
Cincinnati Financial 3Q09 10-Q     3

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
(In millions except per share data)	2009	2008	2009	2008

REVENUES
Earned premiums
Property casualty	$733	$751	$2,198	$2,262
Life	33	30	103	93
Investment income, net of expenses	127	130	370	412
Other income	4	3	9	11
Realized investment gains (losses), net
Other-than-temporary impairments on fixed maturity securities	(11)	(41)	(54)	(77)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	—	—	—	—
Other realized investment gains, net	121	313	144	105
Total realized investment gains (losses), net	110	272	90	28

Total revenues	1,007	1,186	2,770	2,806

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	498	563	1,737	1,693
Underwriting, acquisition and insurance expenses	247	248	750	738
Other operating expenses	4	5	14	16
Interest expense	14	14	42	39

Total benefits and expenses	763	830	2,543	2,486

INCOME BEFORE INCOME TAXES	244	356	227	320

PROVISION (BENEFIT) FOR INCOME TAXES
Current	59	140	6	146
Deferred	14	(31)	34	(94)

Total provision for income taxes	73	109	40	52

NET INCOME	$171	$247	$187	$268

PER COMMON SHARE
Net income—basic	$1.05	$1.51	$1.15	$1.64
Net income—diluted	1.05	1.50	1.15	1.64
Accompanying notes are an integral part of these condensed consolidated financial statements.
Cincinnati Financial 3Q09 10-Q     4

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity

	Nine months ended September 30,
(In millions)	2009	2008

COMMON STOCK
Beginning of year	$393	$393

End of period	393	393

PAID-IN CAPITAL
Beginning of year	1,069	1,049
Stock options exercised	—	4
Stock-based compensation	8	9
Other	1	1

End of period	1,078	1,063

RETAINED EARNINGS
Beginning of year	3,579	3,404
Cumulative effect of change in accounting for other-than-temporary impairments as of April 1,2009, net of tax	106	—
Net income	187	268
Dividends declared	(191)	(190)

End of period	3,681	3,482

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	347	2,151
Cumulative effect of change in accounting for other-than-temporary impairments as of April 1, 2009, net of tax	(106)	—
Other comprehensive income (loss), net	434	(1,195)

End of period	675	956

TREASURY STOCK
Beginning of year	(1,206)	(1,068)
Purchased	—	(139)
Reissued	5	—

End of period	(1,201)	(1,207)

Total shareholders’ equity	$4,626	$4,687

COMMON STOCK — NUMBER OF SHARES OUTSTANDING
Beginning of year	162	166
Purchase of treasury shares	—	(4)
Reissuance of treasury shares	—	—

End of period	162	162

COMPREHENSIVE INCOME
Net income	$187	$268
Other comprehensive income (loss), net	434	(1,195)

Total comprehensive income (loss)	$621	$(927)

Accompanying notes are an integral part of these condensed consolidated financial statements.
Cincinnati Financial 3Q09 10-Q     5

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
(In millions)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$187	$268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	21	27
Realized gains on investments	(90)	(28)
Stock-based compensation	8	9
Interest credited to contract holders	30	28
Deferred income tax	34	(94)
Changes in:
Investment income receivable	(11)	28
Premiums and reinsurance receivable	65	(88)
Deferred policy acquisition costs	(16)	(18)
Other assets	(4)	4
Loss and loss expense reserves	109	199
Life policy reserves	80	71
Unearned premiums	13	19
Other liabilities	(13)	(30)
Current income tax receivable/payable	(51)	87

Net cash provided by operating activities	362	482

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	128	119
Call or maturity of fixed maturities	577	933
Sale of equity securities	905	1,036
Collection of finance receivables	22	29
Purchase of fixed maturities	(1,769)	(1,346)
Purchase of equity securities	(656)	(591)
Change in short-term investments, net	72	(110)
Investment in buildings and equipment, net	(31)	(28)
Investment in finance receivables	(25)	(12)
Change in other invested assets, net	(7)	(14)
Change in securities lending collateral invested	—	741

Net cash provided by (used in) investing activities	(784)	757

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(186)	(186)
Purchase of treasury shares	—	(139)
Proceeds from stock options exercised	—	4
Contract holder funds deposited	102	13
Contract holder funds withdrawn	(49)	(46)
Change in securities lending payable	—	(760)
Other	(6)	(4)

Net cash used in financing activities	(139)	(1,118)

Net (decrease) increase in cash and cash equivalents	(561)	121
Cash and cash equivalents at beginning of year	1,009	226

Cash and cash equivalents at end of period	$448	$347

Supplemental disclosures of cash flow information:
Interest paid (net of capitalized interest: 2009—$0; 2008—$3)	$28	$26
Income taxes paid	57	58
Non-cash activities:
Conversion of securities	$12	$3
Equipment acquired under capital lease obligations	15	—
Accompanying notes are an integral part of these condensed consolidated financial statements.
Cincinnati Financial 3Q09 10-Q     6

Notes To Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 — Accounting Policies
The condensed consolidated financial statements include the accounts of Cincinnati Financial Corporation and its consolidated subsidiaries, each of which are wholly owned, and are presented in conformity with accounting principles generally accepted in the United States of America (GAAP). All significant intercompany balances and transactions have been eliminated in consolidation.
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
Our September 30, 2009, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2008 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.
We have changed our presentation of underwriting expenses in our condensed consolidated statements of operations, effective the second quarter 2009. We have summarized commissions, insurance operating expenses, increase in deferred acquisition costs and taxes, licenses and fees to a single caption, “Underwriting, acquisition and insurance expenses.”
An updated description of our property casualty insurance accounting policy for our financial statements, related to policy acquisition costs, is stated in the following two paragraphs:
Property casualty policy written premiums are deferred and recorded as earned premiums on a pro rata basis over the terms of the policies. We record as unearned premium the portion of written premiums that applies to unexpired policy terms. The expenses associated with issuing policies — primarily commissions, premium taxes and underwriting costs — are deferred and amortized over the terms of the policies. Our standard market insurance operations consist of two segments, commercial lines and personal lines. We assess recoverability of deferred acquisition costs at the segment level, consistent with the ways we acquire, service, manage and measure profitability. We also have deferred acquisition costs in our surplus lines operation, which is reported in Other. We analyze our acquisition cost assumptions periodically to reflect actual experience; we evaluate our deferred acquisition cost for recoverability; and we regularly conduct reviews for potential premium deficiencies.
A premium deficiency is recorded when the sum of expected loss and loss adjustment expenses, expected policyholder dividends, unamortized acquisition costs and maintenance costs exceeds the total of unearned premiums and anticipated investment income. A premium deficiency is first recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency is greater than unamortized acquisition costs, a liability is accrued for the excess deficiency.
There were no subsequent events requiring adjustment to the financial statements or disclosure through October 29, 2009, the date that we issued our financial statements.
Investments in Debt Securities
As discussed below, on April 1, 2009, we adopted Accounting Standards Codification (ASC) 320, Recognition and Presentation of Other-Than-Temporary Impairments. Our invested asset impairment policy now states that fixed maturities the company 1) intends to sell or 2) more likely than not will be required to sell before recovery of their amortized cost basis are deemed to be other-than-temporarily impaired. The book value of any such securities is reduced to fair value as the new cost basis, and a realized loss is recorded in the quarter in which it is recognized. When these two criteria are not met, and the company believes that full collection of interest and/or principal is not likely, we determine the net present value of future cash flows by using the effective interest rate implicit in the security at the date of acquisition as the discount rate and compare that amount to the amortized cost and fair value of the security. The difference between the net present value of the expected future cash flows and amortized cost of the security is considered a credit loss and recognized as a realized loss in the quarter in which it occurred. The difference between the fair value and the net present value of the cash flows of the security, the non-credit loss, is recognized in other comprehensive income as an unrealized loss. With the adoption of this ASC in the second quarter of 2009, we recognized a cumulative effect adjustment of $106 million, net of tax, to reclassify the non-credit component of previously recognized impairments by increasing retained earnings and reducing accumulated other comprehensive income.
Cincinnati Financial 3Q09 10-Q     7

ASC 320 does not allow retrospective application of the new other-than-temporary impairment model. Our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009, are not measured on the same basis as prior period amounts and, accordingly, these amounts are not comparable.
Adopted Accounting Updates
ASC 105, The Financial Accounting Standards Board (FASB) Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162
In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. ASC 105—establishes a single source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the SEC. The effective date of ASC 105 is for interim and annual reporting periods ending after September 15, 2009. ASC 105 does not have an impact on our company’s financial position or results of operations as it does not change authoritative guidance.
ASC 855, Subsequent Events
In May 2009, the FASB issued ASC 855, Subsequent Events. ASC 855 provides guidance on the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The date through which any subsequent events have been evaluated and the basis for that date must be disclosed. ASC 855 requires that we disclose the analysis of subsequent events through the date that our Financial Statements are issued. ASC 855 also defines the circumstances under which an entity should recognize such events or transactions and the related disclosures of such events or transactions that occur after the balance sheet date. The effective date of ASC 855 is the company’s interim or annual financial periods ending after June 15, 2009.
ASC 820-10-50, Interim Disclosures about Fair Value of Financial Instruments
In April 2009, the FASB issued ASC 820-10-50, Interim Disclosures about Fair Value of Financial Instruments. ASC 820-10-50 is an amendment of ASC 825-10-50, Disclosures about Fair Value of Financial Instruments and APB 28, Interim Financial Reporting. ASC 820-10-50 expands the fair value disclosures for all financial instruments within the scope of ASC 825-10-50 to interim reporting periods. We have adopted ASC 820-10-50, and it is effective for interim reporting periods ending after June 15, 2009. ASC 820-10-50 does not have an impact on our company’s financial position or results of operations as it focuses on additional disclosures.
ASC 320, Recognition and Presentation of Other-Than-Temporary Impairments
In April 2009, the FASB issued ASC 320, Recognition and Presentation of Other-Than-Temporary Impairments effective for interim and annual reporting periods ending after June 15, 2009. ASC 320 is an amendment of ASC 320-10, Accounting for Certain Investments in Debt and Equity Securities and ASC 958-320, Accounting for Certain Investments Held by Not-for-Profit Organizations. ASC 320 amends the other-than-temporary impairment guidance for debt securities and expands the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. We adopted this ASC as of April 1, 2009.
ASC 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly
In April 2009, the FASB issued ASC 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. ASC 820-10-65-4 is an amendment of ASC 820-10, Fair Value Measurements. ASC 820-10-65-4 applies to all assets and liabilities and provides guidance on measuring fair value when the volume and level of activity has significantly decreased and guidance on identifying transactions that are not orderly. ASC 820-10-65-4 requires interim and annual disclosures of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, that occurred during the period. We have adopted ASC 820-10-65-4, which is effective for interim and annual reporting periods ending after June 15, 2009. ASC 820-10-65-4 does not have a material impact on our company’s financial position or results of operations.
Pending Accounting Updates
ASC 715-20-65-2, Financial Disclosures about Postretirement Benefit Plan Assets
In December 2008, the FASB issued ASC 715-20-65-2, Employers’ Disclosures about Postretirement Benefit Plan Assets. ASC 715-20-65-2 is an amendment of ASC 715-20, Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of ASC 715-10, 715-30, and 715-60. ASC 715-20-65-2 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other
Cincinnati Financial 3Q09 10-Q     8

postretirement plan. The effective date of ASC 715-20-65-2 is the company’s fiscal year ending after December 15, 2009. ASC 715-20-65-2 will not have an impact on our company’s financial position or results of operations as it focuses on additional disclosures.
Accounting Standard Update (ASU) 2009-05, Measuring Liabilities at Fair Value
In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value. ASU 2009-05 is an amendment of ASC 820, Fair Value Measurements and Disclosures. ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of ASC 820, Fair Value Measurements and Disclosures. ASU 2009-05 provides guidance on measuring fair value of liabilities under circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-05, which is effective for the first interim or annual reporting period beginning after August 28, 2009, will not have a material impact on our company’s financial position or results of operations.
ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
In September 2009, the FASB issued ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 provides guidance on estimating fair value of alternative investments when using the net asset value per share provided by the investment entity. The effective date of ASU 2009-12 is for interim and annual periods ending after December 15, 2009, with early adoption permitted. ASU 2009-12 will not have a material impact on our company’s financial position or results of operations.
NOTE 2 — Investments
Fixed maturities (bonds and redeemable preferred stocks), equity securities (common and non-redeemable preferred stocks) and short-term investments have been classified as available for sale and are stated at fair values at September 30, 2009, and December 31, 2008.
The change in unrealized gains and losses on investments, net of taxes, described in the following table, is included in other comprehensive income and shareholders’ equity. See Note 1, Accounting Policies, Pages 7-8, for additional discussion of ASC 320, Recognition and Presentation of Other-Than-Temporary Impairments. Included in Other is an interest-rate swap of less than $1 million that expired on August 29, 2009. On August 29, 2009, we entered into a new interest-rate swap that will expire August 29, 2012. As we did not elect hedge accounting, all changes in fair value for the interest-rate swap will be recorded in the consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2009	2008	2009	2008

Change in unrealized investment gains and losses and other summary:
Fixed maturities	$407	$(147)	$787	$(280)
Equity securities	165	(150)	(121)	(1,536)
Adjustment to deferred acquisition costs and life policy reserves	(14)	8	(24)	13
Pension obligations	—	—	1	1
Other	14	(30)	26	(40)
Income taxes on above	(201)	112	(235)	647

Total	$371	$(207)	$434	$(1,195)

Cincinnati Financial 3Q09 10-Q     9

The following table analyzes cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our investments, along with the amount of cumulative non-credit other-than-temporary impairment (OTTI) losses transferred to accumulated other comprehensive income (AOCI) in accordance with ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments, for securities that also had a credit impairment:

	Cost or
	amortized	Gross unrealized		Fair
(In millions)	cost	gains	losses	value	OTTI in AOCI

At September 30,
2009
Fixed maturities:
States, municipalities and political subdivisions	$3,006	$199	$3	$3,202	$—
Convertibles and bonds with warrants attached	116	1	—	117	—
United States government	4	1	—	5	—
Government-sponsored enterprises	304	—	1	303	—
Foreign government	3	—	—	3	—
Short-term investments	12	—	—	12	—
Collateralized mortgage obligations	38	—	10	28	—
Corporate bonds	3,803	263	56	4,010	—

Total	$7,286	$464	$70	$7,680	$—

Equity securities	$1,972	$760	$63	$2,669	NA

At December 31,
2008
Fixed maturities:
States, municipalities and political subdivisions	$2,704	$60	31	$2,733
Convertibles and bonds with warrants attached	102	—	—	102
United States government	4	1	—	5
Government-sponsored enterprises	391	—	2	389
Foreign government	3	—	—	3
All other corporate bonds and short-term investments	2,938	44	303	2,679

Total	$6,142	$105	$336	$5,911

Equity securities	$2,077	$1,079	$260	$2,896

The unrealized investment gains at September 30, 2009, were largely due to a long-term net gain position of $680 million for our common stock portfolio. Contributing 10 percent or more of that net gain position were three holdings totaling $391 million: Wyeth (NYSE:WYE), The Procter & Gamble Company (NYSE:PG) and Exxon Mobil Corporation (NYSE:XOM). At September 30, 2009, we had $106 million fair value of hybrid securities included in fixed maturities that follow ASC 815-15-25, Accounting for Certain Hybrid Financial Instruments.
The table below provides fair values and unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In millions)	value	losses	value	losses	value	losses

At September 30,
2009
Fixed maturities:
States, municipalities and political subdivisions	$7	$1	$32	$2	$39	$3
Government-sponsored enterprises	116	1	—	—	116	1
Short-term investments	1	—	—	—	1	—
Collateralized mortgage obligations	10	5	16	5	26	10
Corporate bonds	321	35	399	21	720	56

Total	455	42	447	28	902	70
Equity securities	145	7	368	56	513	63

Total	$600	$49	$815	$84	$1,415	$133

At December 31,
2008
Fixed maturities:
States, municipalities and political subdivisions	$592	$26	$94	$5	$686	$31
Convertibles and bonds with warrants attached	195	15	38	5	233	20
Government-sponsored enterprises	141	2	—	—	141	2
All other corporate bonds and short-term investments	1,367	215	254	68	1,621	283

Total	2,295	258	386	78	2,681	336
Equity securities	820	219	79	41	899	260

Total	$3,115	$477	$465	$119	$3,580	$596

Cincinnati Financial 3Q09 10-Q     10

Other-than-temporary Impairment Charges
The following table provides the amount of OTTI for the three and nine months ended September 30, 2009:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2009	2008	2009	2008

Other-than-temporary impairment charges:
Fixed maturities	$11	$41	$54	$77
Equity securities	—	80	59	323

Total	$11	$121	$113	$400

The following table provides the amount of credit losses on fixed-maturity securities for which a portion of OTTI has been recognized in other comprehensive income:

(In millions)

Impairments due to credit losses reconciliation
Balance at July 1, 2009	$4
Additional credit impairments on:
Previously impaired securities	—
Securities without prior impairments	—
Reductions	(4)

Balance September 30, 2009	$—

(In millions)

Impairments due to credit losses reconciliation
Balance at April 1, 2009	$4
Additional credit impairments on:
Previously impaired securities	1
Securities without prior impairments	—
Reductions	(5)

Balance September 30, 2009	$—

During the quarter ended September 30, 2009, we impaired 13 fixed-maturity securities for a total of $11 million. At September 30, 2009, 135 fixed-maturity investments with a total unrealized loss of $28 million had been in an unrealized loss position for 12 months or more. Of that total, six fixed-maturity investments with a total unrealized loss of $2 million were trading below 70 percent of book value. Eleven equity securities with a total unrealized loss of $56 million had been in an unrealized loss position for 12 months or more, but none were trading below 70 percent of book value.
During 2008, we impaired 126 securities. At December 31, 2008, 142 fixed maturity investments with a total unrealized loss of $78 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed maturity investments were trading below 70 percent of book value. Six equity investments with a total unrealized loss of $41 million had been in an unrealized loss position for 12 months or more as of December 31, 2008, with two trading below 70 percent of book value. As a result of this evaluation, we did not record impairment on the six equity securities in an unrealized loss position in excess of 12 months at December 31, 2008.
When determining OTTI charges for our fixed-maturity portfolio, management places significant emphasis on whether issuers of debt are current on contractual payments and whether future contractual amounts are likely to be paid. As required by the new accounting standard for fixed-maturity securities, our invested asset impairment policy states that OTTI is considered to have occurred (1) if we intend to sell the impaired fixed maturity security; (2) if it is more likely than not we will be required to sell the fixed maturity security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. If we intend to sell or it is more likely than not we will be required to sell, the book value of any such securities is reduced to fair value as the new cost basis, and a realized loss is recorded in the quarter in which it is recognized. When we believe that full collection of interest and/or principal is not likely, we determine the net present value of future cash flows by using the effective interest rate implicit in the security at the date of acquisition as the discount rate and compare that amount to the amortized cost and fair value of the security. The difference between the net present value of the expected future cash flows and amortized cost of the security is considered a credit loss and recognized as a realized
Cincinnati Financial 3Q09 10-Q     11

loss in the quarter in which it occurred. The difference between the fair value and the net present value of the cash flows of the security, the non-credit loss, is recognized in other comprehensive income as an unrealized loss.
With the adoption of ASC 320 in the second quarter of 2009, we recognized a cumulative effect adjustment of $106 million, net of tax, to reclassify the non-credit component of previously recognized impairments by increasing retained earnings and reducing accumulated other comprehensive income. ASC 320 does not allow retrospective application of the new OTTI model. Our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009, are not measured on the same basis as prior period amounts and, accordingly, these amounts are not comparable.
When determining OTTI charges for our equity portfolio, our invested asset impairment policy considers qualitative and quantitative factors, including facts and circumstances specific to individual securities, asset classes, the financial condition of the issuer, changes in dividend payment, the length of time fair value had been less than book value, the severity of the decline in fair value below book value, the volatility of the security and our ability and intent to hold each position until its forecasted recovery.
For each of our equity securities in an unrealized loss position at September 30, 2009, we applied the objective quantitative and qualitative criteria of our invested asset impairment policy for OTTI. Our long-term equity investment philosophy, emphasizing companies with strong indications of paying and growing dividends, combined with our strong surplus, liquidity and cash flow, provide us the ability to hold these investments through what we believe to be slightly longer recovery periods occasioned by the recession and historic levels of market volatility. Each quarter we review the expected recovery period by individual security. Based on the individual qualitative and quantitative factors, as discussed above, we evaluate and determine an expected recovery period for each security. A change in the condition of a security can warrant impairment before the expected recovery period. If the security has not recovered cost within the expected recovery period, the security is impaired.
Collateralized Mortgage Obligations
As indicated in our 2008 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 106, the securities lending program was terminated during the third quarter of 2008. In conjunction with the program termination, we chose to retain a small portfolio of collateralized mortgage obligations (CMOs) rather than sell them at what we felt were distressed prices in an illiquid market. The $28 million fair value ($39 million amortized cost) of CMOs represents less than 1 percent of our invested assets fair value as of September 30, 2009.
Cincinnati Financial 3Q09 10-Q     12

NOTE 3 — Fair Value Measurements
Fair Value Hierarchy
In accordance with fair value measurements and disclosures, we categorized our financial instruments, based on the priority of the observable and market-based data for valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). Our valuation techniques have not changed from December 31, 2008, and ultimately management determines fair value.
When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest observable input that has a significant impact on fair value measurement is used.
Financial instruments are categorized based upon the following characteristics or inputs to the valuation techniques:
•	Level 1 — Financial assets and liabilities for which inputs are observable and are obtained from reliable quoted prices for identical assets or liabilities in actively traded markets. This is the most reliable fair value measurement and includes, for example, active exchange-traded equity securities.

•	Level 2 — Financial assets and liabilities for which values are based on quoted prices in markets that are not active or for which values are based on similar assets and liabilities that are actively traded. This also includes pricing models for which the inputs are corroborated by market data.

•	Level 3 — Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Level 3 inputs include the following:
o	Quotes from brokers or other external sources that are not considered binding;

o	Quotes from brokers or other external sources where it can not be determined that market participants would in fact transact for the asset or liability at the quoted price;

o	Quotes from brokers or other external sources where the inputs are not deemed observable.
We conduct a thorough review of fair value hierarchy classifications on a quarterly basis. Reclassification of certain financial instruments may occur when input observability changes. As noted below in the Level 3 disclosure table, reclassifications are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassification occurred.
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis for the periods ended September 30, 2009, and December 31, 2008. We do not have any material liabilities carried at fair value.

	Asset fair value measurements at September 30, 2009 using:
	Quoted prices in		Significant
	active markets for	Significant other	unobservable
	identical assets	observable inputs	inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total

Fixed maturities, available for sale:
Corporate securities	$—	$4,103	$24	$4,127
Foreign government	3	—	—	3
U.S. Treasury and U.S. government agencies	308	—	—	308
Collateralized mortgage obligations	—	28	—	28
States, municipalities and political subdivisions	—	3,197	5	3,202
Taxable fixed maturities separate accounts	100	461		561

Total	411	7,789	29	8,229
Common equities, available for sale	2,515	—	62	2,577
Preferred equities, available for sale	—	88	4	92
Short-term investments	—	12	—	12
Top Hat Savings Plan	6	—	—	6

Total	$2,932	$7,889	$95	$10,916

Cincinnati Financial 3Q09 10-Q     13

	Asset fair value measurements at December 31, 2008 using:
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total

Available for sale securities:
Taxable fixed maturities	$395	$2,619	$50	$3,064
Taxable fixed maturities separate accounts	65	422	6	493
Tax-exempt fixed maturities	—	2,728	5	2,733
Common equities	2,657	—	64	2,721
Preferred equities	—	153	22	175
Collateralized mortgage obligations	—	30	—	30
Short-term investments	—	84	—	84
Top Hat Savings Plan	4	1	—	5

Total	$3,121	$6,037	$147	$9,305

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the tables below by security type with a summary of changes in fair value for the three months ended September 30, 2009 and 2008. As of September 30, 2009, total Level 3 assets were less than 1 percent of financial assets measured at fair value compared with less than 1 percent as of June 30, 2009 and 1.2 percent and 1.6 percent at March 31, 2009, and December 31, 2008, respectively.

	Asset fair value measurements using significant unobservable inputs (Level 3)
			States,
			municipalities
	Corporate	Taxable fixed	and political
	fixed	maturities-	subdivisions	Common	Preferred
(In millions)	maturities	separate accounts	fixed maturities	equities	equities	Total

Beginning balance, June 30, 2009	$20	$—	$5	$64	$8	$97
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—	—	—	—	—	—
Included in other comprehensive income	1	—	—	(2)	—	(1)
Purchases, sales, issuances, and settlements	5	—	—	—	(4)	1
Transfers in and/or out of Level 3	(2)	—	—	—	—	(2)

Ending balance, September 30, 2009	$24	$—	$5	$62	$4	$95

	Asset fair value measurements using significant unobservable inputs (Level 3)
	Taxable	Taxable fixed	Tax-exempt
	fixed	maturities-separate	fixed	Common	Preferred
(In millions)	maturities	accounts	maturities	equities	equities	Total

Beginning balance, June 30, 2008	$57	$3	$5	$63	$47	$175
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(4)	(1)	—	—	(10)	(15)
Included in other comprehensive income	(1)	—	—	—	2	1
Purchases, sales, issuances, and settlements	(4)	—	—	—	—	(4)
Transfers in and/or out of Level 3	1	—	—	—	(1)	—

Ending balance, September 30, 2008	$49	$2	$5	$63	$38	$157

There were no significant transfers to or from the Level 3 hierarchy during the third quarter of 2009.

	Asset fair value measurements using significant unobservable inputs (Level 3)
			States,
			municipalities
	Corporate	Taxable fixed	and political
	fixed	maturities-	subdivisions	Common	Preferred
(In millions)	maturities	separate accounts	fixed maturities	equities	equities	Total

Beginning balance, December 31, 2008	$50	$6	$5	$64	$22	$147
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—	—	—	—	(3)	(3)
Included in other comprehensive income	(1)	—	—	(2)	4	1
Purchases, sales, issuances, and settlements	5	—	—	—	(4)	1
Transfers in and/or out of Level 3	(30)	(6)	—		(15)	(51)

Ending balance, September 30, 2009	$24	$—	$5	$62	$4	$95

Cincinnati Financial 3Q09 10-Q     14

	Asset fair value measurements using significant unobservable inputs (Level 3)
	Taxable	Taxable fixed	Tax-exempt
	fixed	maturities-	fixed	Common	Preferred
(In millions)	maturities	separate accounts	maturities	equities	equities	Total

Beginning balance, December 31, 2007	$85	$3	$5	$59	$58	$210
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(3)	(1)	—	—	(16)	(20)
Included in other comprehensive income	(5)	—	—	4	1	—
Purchases, sales, issuances, and settlements	(15)	—	—	—	5	(10)
Transfers in and/or out of Level 3	(13)	—	—	—	(10)	(23)

Ending balance, September 30, 2008	$49	$2	$5	$63	$38	$157

For the nine months ended September 30, 2009, two preferred equity securities totaling $15 million were transferred from Level 3 to Level 2. There was also a $3 million OTTI of one preferred equity during the first quarter of 2009. Corporate fixed-maturity securities decreased $30 million as seven securities transferred from Level 3 to Level 2 as a result of observable inputs as of June 30, 2009, and September 30, 2009. At September 30, 2009, total fair value of assets priced with broker quotes and other non-observable market inputs for the fair value measurements and disclosures was $33 million.
Fair Value Disclosure for Senior Debt and Life Insurance Liabilities
The following provides the quarterly fair value disclosure for financial instruments in accordance with the second-quarter adoption of interim disclosures about fair value of financial instruments. The disclosures below are not affected by the fair value hierarchy but are presented to provide timely information about the effects of current market conditions on financial instruments that are not reported at fair value in our financial statements.
This table summarizes the principal amounts of our long-term debt excluding unamortized discounts:

(In millions)			September 30,	December 31,
Interest rate	Year of issue		2009	2008

6.900%	1998	Senior debentures, due 2028	$28	$28
6.920%	2005	Senior debentures, due 2028	391	392
6.125%	2004	Senior notes, due 2034	375	375

		Total	$794	$795

The fair value of our senior debt approximated $716 million at September 30, 2009, compared with $595 million at year-end 2008. Fair value was determined under the fair value measurements and disclosures accounting rules based on market pricing of these or similar debt instruments that are actively trading. Fair value can vary with macro-economic concerns. Regardless of the fluctuations in fair value, the outstanding principal amount of our long-term debt is $794 million. None of the notes are encumbered by rating triggers. Also, we have a note payable with outstanding principal amount of $49 million which approximates fair value.
Reserves for deferred annuities and other investment contracts were $670 million and $569 million for September 30, 2009, and December 31, 2008, respectively. Fair value for these deferred annuities and investment contracts was $659 million and $460 million for September 30, 2009, and December 31, 2008, respectively. Fair values of liabilities associated with certain investment contracts are calculated based upon internally developed models because active, observable markets do not exist for those items. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers as of September 30, 2009, to account for non-performance risk; (2) the rate of interest credited to policyholders is the portfolio net earned interest rate less a spread for expenses and profit; and (3) additional lapses occur when the credited interest rate is exceeded by an assumed competitor credited rate, which is a function of the risk-free rate of the economic scenario being modeled. The fair value of life policy loans outstanding principal and interest approximated $43 million, compared with book value of $38 million.
NOTE 4 — DEFERRED ACQUISITION COSTS
The expenses associated with issuing insurance policies — primarily commissions, premium taxes and underwriting costs — are deferred and amortized over the terms of the policies. We update our acquisition cost assumptions periodically to reflect actual experience, and we evaluate our deferred acquisition cost for recoverability. Other underwriting operating expenses were $87 million and $275 million in the three and nine months ended September 30, 2009, compared to $91 million and $264 million for the comparative 2008 periods. The table below shows the deferred policy acquisition costs and asset reconciliation, including the amortized deferred policy acquisition costs.
Cincinnati Financial 3Q09 10-Q     15

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2009	2008	2009	2008

Deferred policy acquisition costs asset at beginning of the period	$500	$487	$509	$461
Capitalized deferred policy acquisition costs	168	159	492	492
Amortized deferred policy acquisition costs	(160)	(157)	(475)	(474)
Amortized shadow deferred policy acquisition costs	(23)	12	(41)	22

Deferred policy acquisition costs asset at September 30,	$485	$501	$485	$501

There were no premium deficiencies for the reported consolidated statements of operations, as the sum of the anticipated loss and loss adjustment expenses, policyholder dividends, maintenance expenses and underwriting expenses did not exceed the related unearned premiums and anticipated investment income.
NOTE 5 — Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2009	2008	2009	2008

Gross loss and loss expense reserves, beginning of period	$4,187	$4,092	$4,040	$3,925
Less reinsurance receivable	501	558	542	528

Net loss and loss expense reserves, beginning of period	3,686	3,534	3,498	3,397

Net incurred loss and loss expenses related to:
Current accident year	550	625	1,736	1,784
Prior accident years	(91)	(102)	(113)	(203)

Total incurred	459	523	1,623	1,581

Net paid loss and loss expenses related to:
Current accident year	271	317	659	668
Prior accident years	201	232	789	802

Total paid	472	549	1,448	1,470

Net loss and loss expense reserves, September 30	3,673	3,508	3,673	3,507
Plus reinsurance receivable	478	617	478	618

Gross loss and loss expense reserves, September 30	$4,151	$4,125	$4,151	$4,125

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
Because of changes in estimates of insured events in prior years, we decreased the provision for loss and loss expenses by $91 million and $102 million for the three months ended September 30, 2009 and 2008 and $113 million and $203 million for the nine months ended September 30, 2009 and 2008, respectively. The reserve for loss and loss expenses in the consolidated balance sheets also includes $44 million for the period ended September 30, 2009, and $46 million for the period ended December 31, 2008, for certain life and health losses.
NOTE 6 — Reinsurance
Our statements of operations include earned consolidated property casualty insurance premiums on assumed and ceded business:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2009	2008	2009	2008

Direct earned premiums	$773	$799	$2,317	$2,389
Assumed earned premiums	3	3	10	8
Ceded earned premiums	(43)	(51)	(129)	(135)

Net earned premiums	$733	$751	$2,198	$2,262

Our statements of operations include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2009	2008	2009	2008

Direct incurred loss and loss expenses	$486	$598	$1,671	$1,715
Assumed incurred loss and loss expenses	1	2	8	2
Ceded incurred loss and loss expenses	(29)	(78)	(60)	(138)

Net incurred loss and loss expenses	$458	$522	$1,619	$1,579

Cincinnati Financial 3Q09 10-Q     16

Our statements of operations include earned life and accident and health insurance premiums on assumed and ceded business:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2009	2008	2009	2008

Direct earned premiums	$45	$43	$139	$131
Assumed earned premiums	0	0	0	0
Ceded earned premiums	(12)	(13)	(36)	(38)

Net earned premiums	$33	$30	$103	$93

Our statements of operations include life insurance contract holder benefits incurred on assumed and ceded business:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2009	2008	2009	2008

Direct contract holders benefits incurred	$48	$54	$147	$148
Assumed contract holders benefits incurred	0	0	0	0
Ceded contract holders benefits incurred	(8)	(13)	(29)	(34)

Net incurred loss and loss expenses	$40	$41	$118	$114

NOTE 7 — Employee Retirement Benefits
The following summarizes the components of net periodic costs for our qualified and supplemental pension plans:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2009	2008	2009	2008

Service cost	$3	$4	$7	$12
Interest cost	3	4	9	13
Expected return on plan assets	(3)	(4)	(9)	(12)
Amortization of actuarial loss, prior service cost and transition asset	0	0	1	1
Curtailment	0	3	0	3

Net periodic benefit cost	$3	$7	$8	$17

During 2008, we changed the form of retirement benefit we offer associates to a company match on employee contributions to the 401(k) savings plan from the defined benefit pension plan. For a discussion of these benefit changes, see our 2008 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 113. We made matching contributions of $2 million and $6 million to our 401(k) savings plan during the third quarter and first nine months of 2009, respectively.
We contributed $33 million to the qualified pension plan during the third quarter of 2009. We do not anticipate further contributions during the remainder of 2009.
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
A total of 17 million shares are authorized to be granted under the shareholder-approved plans. At September 30, 2009, 8 million shares were available for future issuance under the plans. During the second quarter of 2009, our shareholders approved the Directors’ Stock Plan of 2009, which authorizes 300,000 shares to be granted to our directors. During the first nine months of 2009, we granted 23,944 shares of common stock under the expiring plan to our directors for 2008 board service fees. No stock-based awards were granted to associates during the nine-month period ended September 30, 2009.
Our pretax and after-tax stock-based compensation costs are summarized below:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2009	2008	2009	2008

Stock-based compensation cost	$3	$3	$8	$9
Income tax benefit	1	1	2	3

Stock-based compensation cost after tax	$2	$2	$6	$6

Cincinnati Financial 3Q09 10-Q     17

Stock-Based Awards
Stock options are granted to associates at an exercise price that is equal to the fair value as reported on the NASDAQ Global Select Market for the grant date and are exercisable over 10-year periods. The stock options generally vest ratably over a three-year period. In determining the stock-based compensation amounts, the fair value of each option granted is estimated on the date of grant using the binomial option-pricing model. Service-based and performance-based restricted stock units are granted to associates at the fair value of the shares on the date of grant less the present value of the dividends that holders of restricted stock units will not receive on the shares underlying the restricted stock units during the vesting period. Service-based restricted stock units cliff vest three years after the date of grant. If certain performance targets are attained, performance-based restricted stock units vest on the first day of March after a three-calendar year performance period. Quarterly, management reviews and determines the likelihood that the company will achieve the performance targets for the outstanding groups of performance-based restricted stock units.
As of September 30, 2009, $14 million of unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted-average period of 1.7 years.
NOTE 9 — Commitments And Contingent Liabilities
In the ordinary course of conducting business, the company and its subsidiaries are named as defendants in various legal proceedings. Most of these proceedings are claims litigation involving the company’s insurance subsidiaries in which the company is either defending or providing indemnity for third-party claims brought against insureds who are litigating first-party coverage claims. The company accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. We believe that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, is immaterial to our consolidated financial condition, results of operations and cash flows.
The company and its subsidiaries also are occasionally involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers’ compensation insurance policies, erroneous coding of municipal tax locations and excessive premium charges for uninsured motorist coverage. The company’s insurance subsidiaries also are occasionally parties to individual actions in which extra-contractual damages, punitive damage or penalties are sought, such as claims alleging bad faith in the handling of insurance claims.
On a quarterly basis, we review the outstanding lawsuits seeking such recourse. Based on our quarterly review, we believe we have valid defenses to each. We believe the ultimate liability, if any, with respect to these lawsuits, after consideration of provisions made for estimated losses, is immaterial to our consolidated financial position.
Nonetheless, given the potential for large awards in certain of these actions and the inherent unpredictability of litigation, an adverse outcome could have a material adverse effect on the company’s consolidated results of operations or cash flows.
NOTE 10 — Income Taxes
As of December 31, 2008, we had a gross liability for unrecognized tax benefits of $2 million. Details about our liability for unrecognized tax benefits are found in our 2008 Annual Report on Form 10-K, Item 8, Note 11, Income Taxes, Page 112.
As a result of positions taken in our 2008 federal tax return filed this quarter with the Internal Revenue Service (IRS), we believe it is more likely than not that tax positions for which we previously carried a liability for unrecognized tax benefits will be sustained upon examination by the IRS. Based on our current tax return positions, we have no liability for unrecognized tax benefits as of September 30, 2009.
The IRS has begun the audit of tax years 2007 and 2008. It is reasonably possible that a change in our liability for unrecognized tax benefits may occur once the examination phase of this audit has concluded. At this time, we can neither estimate the settlement date of, nor quantify an estimated range for any potential change to, our liability for unrecognized tax benefits relating to these years.
Cincinnati Financial 3Q09 10-Q     18

NOTE 11 — Segment Information
We operate primarily in two industries, property casualty insurance and life insurance. We regularly review four different reporting segments to make decisions about allocating resources and assessing performance:
•	Commercial lines property casualty insurance
•	Personal lines property casualty insurance
•	Life insurance
•	Investments operations
We report as “Other” the non-investment operations of the parent company and its non-insurer subsidiaries, CFC Investment Company and CSU Producer Resources Inc. We also report as “Other” the results of The Cincinnati Specialty Underwriters Insurance Company, as well as other income of our standard market property casualty insurance subsidiary. Also included in 2008 and year-to-date 2009 results for this segment are the operations of a former subsidiary, CinFin Capital Management Company (excluding client investment activities). CinFin Capital Management terminated all operations and the company was dissolved effective February 28, 2009. See our 2008 Annual Report on Form 10-K, Item 8, Note 18, Segment Information, Page 119, for a description of revenue, income or loss before income taxes and identifiable assets for each of the four segments.
Segment information is summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2009	2008	2009	2008

Revenues:
Commercial lines insurance
Commercial casualty	$180	$197	$546	$580
Commercial property	122	120	362	364
Commercial auto	99	103	296	308
Workers’ compensation	82	93	253	282
Specialty packages	37	35	110	107
Surety and executive risk	27	27	77	80
Machinery and equipment	8	7	23	22

Total commercial lines insurance	555	582	1,667	1,743

Personal lines insurance
Personal auto	80	81	239	245
Homeowner	68	64	207	208
Other personal lines	22	22	67	65

Total personal lines insurance	170	167	513	518

Life insurance	33	30	104	94
Investment operations	237	402	460	440
Other	12	5	26	11

Total	$1,007	$1,186	$2,770	$2,806

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$42	$30	$(31)	$59
Personal lines insurance	(4)	(38)	(96)	(82)
Life insurance	1	(6)	2	(6)
Investment operations	220	386	410	393
Other	(15)	(16)	(58)	(44)

Total	$244	$356	$227	$320

	September 30,	December 31,
	2009	2008

Identifiable assets:
Property casualty insurance	$2,305	$2,676
Life insurance	1,112	1,091
Investment operations	10,463	8,907
Other	346	695

Total	$14,226	$13,369

Cincinnati Financial 3Q09 10-Q     19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Factors that could cause or contribute to such differences include, but are not limited to:
•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes
•	Increased frequency and/or severity of claims
•	Inadequate estimates or assumptions used for critical accounting estimates
•	Recession or other economic conditions resulting in lower demand for insurance products or increased payment delinquencies
•	Delays in adoption and implementation of underwriting and pricing methods that could increase our pricing accuracy, underwriting profit and competitiveness
•	Inability to defer policy acquisition costs for our personal lines segment if pricing and loss trends would lead management to conclude this segment could not achieve sustainable profitability
•	Declines in overall stock market values negatively affecting the company’s equity portfolio and book value
•	Events, such as the credit crisis, followed by prolonged periods of economic instability or recession, that lead to:
o	Significant or prolonged decline in the value of a particular security or group of securities and impairment of the asset(s)
o	Significant decline in investment income due to reduced or eliminated dividend payouts from a particular security or group of securities

o	Significant rise in losses from surety and director and officer policies written for financial institutions
•	Prolonged low interest rate environment or other factors that limit the company’s ability to generate growth in investment income or interest rate fluctuations that result in declining values of fixed-maturity investments, including declines in accounts in which we hold bank-owned life insurance contract assets

•	Increased competition that could result in a significant reduction in the company’s premium volume

•	Changing consumer insurance-buying habits and consolidation of independent insurance agencies that could alter our competitive advantages

•	Ability to obtain adequate reinsurance on acceptable terms, amount of reinsurance purchased, financial strength of reinsurers and the potential for non-payment or delay in payment by reinsurers

•	Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:
o	Multi-notch downgrades of the company’s financial strength ratings

o	Concerns that doing business with the company is too difficult
Cincinnati Financial 3Q09 10-Q     20

o	Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace

o	Delays or inadequacies in the development, implementation, performance and benefits of technology projects and enhancements
•	Actions of insurance departments, state attorneys general or other regulatory agencies, including a change to a federal system of regulation from a state-based system, that:
o	Restrict our ability to exit or reduce writings of unprofitable coverages or lines of business

o	Place the insurance industry under greater regulatory scrutiny or result in new statutes, rules and regulations
o	Increase our expenses
o	Add assessments for guaranty funds, other insurance related assessments or mandatory reinsurance arrangements; or that impair our ability to recover such assessments through future surcharges or other rate changes
o	Limit our ability to set fair, adequate and reasonable rates

o	Place us at a disadvantage in the marketplace

o	Restrict our ability to execute our business model, including the way we compensate agents
•	Adverse outcomes from litigation or administrative proceedings

•	Events or actions, including unauthorized intentional circumvention of controls, that reduce the company’s future ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002

•	Unforeseen departure of certain executive officers or other key employees due to retirement, health or other causes that could interrupt progress toward important strategic goals or diminish the effectiveness of certain longstanding relationships with insurance agents and others

•	Events, such as an epidemic, natural catastrophe or terrorism, that could hamper our ability to assemble our workforce at our headquarters location
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
Introduction
Corporate Financial Highlights
Income Statement and Per Share Data

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions except share data)	2009	2008	Change %	2009	2008	Change %

Income statement data
Earned premiums	$766	$781	(1.9)	$2,301	$2,355	(2.3)
Investment income, net of expenses	127	130	(2.4)	370	412	(10.3)
Realized investment gains and losses (pretax)	110	272	(59.7)	90	28	211.1
Total revenues	1,007	1,186	(15.1)	2,770	2,806	(1.3)
Net income	171	247	(31.0)	187	268	(30.1)
Per share data (diluted)
Net income	1.05	1.50	(30.0)	1.15	1.64	(29.9)
Cash dividends declared	0.395	0.39	1.3	1.175	1.17	0.4

Weighted average shares outstanding	162,901,396	164,242,185	(0.8)	162,794,767	163,834,163	(0.6)
Revenues were lower for the third quarter of 2009 compared with the third quarter of 2008 primarily due to lower realized investment gains. Revenues for the nine months ended September 30, 2009, decreased compared with the same period of 2008 due to lower earned premiums and investment income, partially offset by higher realized investment gains. Revenue trends and investment revenues are discussed further in the respective sections of Results of Operations, Page 29.
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
Cincinnati Financial 3Q09 10-Q     21

Net income decreased for the third quarter of 2009 compared with the third quarter of 2008 primarily due to lower realized investment gains while property casualty underwriting results improved. For the nine-month period ended September 30, 2009, net income decreased compared with the same period of 2008 primarily due to weaker underwriting results and lower investment income, partially offset by higher realized investment gains. Property casualty underwriting performance and investment results are discussed below in Results of Operations, beginning on Page 29. As discussed in our 2008 Annual Report on Form 10-K, Item 7, Factors Influencing Our Future Performance, Page 38, there are several reasons that our performance during 2009 may be below our long-term targets. In that annual report, as part of Results of Operations, we also discussed the year 2009 outlook for each reporting segment.
The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2008, the company had increased the indicated annual cash dividend rate for 48 consecutive years, a record we believe was matched by only 11 other publicly traded companies. In August 2009, the board of directors increased the fourth quarter dividend to 39.5 cents per share, marking the 49th year of increase. Our board regularly evaluates relevant factors in dividend-related decisions, and the increase reflects confidence in our strong capital, liquidity and financial flexibility, as well as progress through our initiatives to improve earnings performance.
Balance Sheet Data and Performance Measures

	At September 30,	At December 31,
(Dollars in millions except share data)	2009	2008

Balance sheet data
Invested assets	$10,428	$8,890
Total assets	14,226	13,369
Short-term debt	49	49
Long-term debt	790	791
Shareholders’ equity	4,626	4,182
Book value per share	28.44	25.75
Debt-to-capital ratio	15.3%	16.7%

	Nine months ended September 30,
	2009	2008

Performance measure
Value creation ratio	15.0%	(15.9)%
Invested assets and total assets increased compared with year-end 2008, largely because of the increased market value of our investment portfolio at September 30, 2009, while shareholders’ equity and book value per share increased approximately 10 percent. Our debt-to-capital ratio (capital is the sum of debt plus shareholders’ equity) decreased compared with the December 31, 2008, level. The value creation ratio, defined in the following section, also increased for the first nine months of 2009 compared with 2008 primarily due to the improved market value of our investment portfolio.
Cincinnati Financial 3Q09 10-Q     22

Progress Toward Long-Term Value Creation
Through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on written premium volume for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies in 37 states as discussed in our 2008 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 1.
Although 2009 is a difficult year for our economy, our industry and our company, our long-term perspective guides us to address the immediate challenges while focusing on the major decisions that best position the company for success through all market cycles. We believe that this forward-looking view has consistently benefited our policyholders, agents, shareholders and associates.
To measure our long-term progress, we have defined a value creation metric that we believe captures the contribution of our insurance operations, the success of our investment strategy and the importance we place on paying cash dividends to shareholders. Between 2010 and 2014, we expect to achieve a 12 percent to 15 percent average for the total of 1) our rate of growth in book value per share plus 2) the ratio of dividends declared per share to beginning book value per share.
When looking at our longer-term objectives, we see three performance drivers:
•	Premium growth — We believe our agency relationships and initiatives can lead over any five-year period to a property casualty written premium growth rate that exceeds the industry average. The compound annual growth rate of our net written premiums was 1.3 percent over the years 2004 through 2008, equal to the estimated growth rate for the property casualty insurance industry.
For the first nine months of 2009, our property casualty net written premiums decreased 2.7 percent overall while our largest segment, commercial lines, decreased 4.7 percent. A.M. Best reported that net written premiums declined 4.5 percent for the U.S. property casualty industry during the first half of 2009 while the industry’s commercial lines segment declined 8.1 percent. A.M. Best also reported that competitive market conditions still are causing rate decreases on most commercial lines of business and that the overall property casualty insurance market is not likely to harden until 2010. In light of continued weak pricing in the marketplace, we continue to exercise discipline for risk selection and pricing. Our consistent underwriting approach and continued weakness in the broader economy offset strong progress on growth initiatives discussed below in Highlights of Initiatives Supporting Our Strategies. As a result of these growth initiatives, property casualty new business written by our independent agents for the first nine months of 2009 rose 16.0 percent to $311 million compared with $268 million for the first nine months of 2008.
•	Combined ratio— We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently below 100 percent. Our GAAP combined ratio averaged 92.8 percent over the five years ended December 31, 2008. Our combined ratio was below 100 percent in each year during the period except 2008, when we reported a ratio of 100.6 percent as we experienced a record level of catastrophe losses as discussed in our 2008 Annual Report on Form 10-K, Item 7 Consolidated Property Casualty Insurance Results of Operations, Page 49. Our statutory combined ratio averaged 92.6 percent for the five years ended December 31, 2008 compared with an estimated 98.5 percent for the industry.
For the first nine months of 2009, our statutory combined ratio was 106.2 percent, including 8.1 percentage points of catastrophe losses partially offset by 5.2 percentage points of favorable loss reserve development on prior accident years, compared with 100.5 percent, including 9.7 percentage points of catastrophe losses and 8.9 percentage points of favorable loss reserve development, for the first nine months of 2008. For the first half of 2009, A.M. Best reported that the industry’s statutory combined ratio was 100.5 percent, including 3.9 percentage points of catastrophe losses and a favorable impact of 3.8 percentage points from prior accident year reserve releases.
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

For the first nine months of 2009, pretax investment income was $370 million, down 10.3 percent from $412 million for the same period in 2008. The decrease reflected reduced dividends and ongoing diversification of the equity portfolio during 2008 and the first quarter of 2009, with investment of sales proceeds and cash flow in securities considered more secure but lower yielding
Cincinnati Financial 3Q09 10-Q     23

compared with the previous portfolio mix. The current investment portfolio mix provides a balance of income stability and growth with capital appreciation potential.

o	Over the five years ended December 31, 2008, our compound annual equity portfolio return was a negative 9.0 percent compared with a compound annual total return of a negative 2.1 percent for the S&P 500 Index. Our equity portfolio underperformed the market for the five-year period primarily because of the decline in the market value of Fifth Third Bancorp (NASDAQ: FITB), our largest holding for most of the period. In 2008, during which we sold most of that holding, our annual equity portfolio return was a negative 31.5 percent, compared with a negative 36.9 percent for the S&P 500 Index.

o	For the first nine months of 2009, our equity portfolio underperformed the market, with a return of 4.9 percent compared with 19.3 percent for the S&P 500 Index. Our underperformance was largely attributable to a relatively underweight position in the information technology sector, the strongest-performing sector in the S&P 500 Index for the year-to-date period, and an overweight position in healthcare, which underperformed the broader market. Additionally, the market rally has generally not favored the dividend growth stocks we prefer.
Highlights of Initiatives Supporting Our Strategies
Management works with the board of directors to identify the strategies that can lead to long term success. Our strategies are intended to position us to compete successfully in the markets we have targeted while minimizing risk. We believe successful implementation of the initiatives that support our strategies will help us to better serve our agent customers and to generate superior financial results over the long-term for the benefit of shareholders, while addressing risks related to volatility and the cyclical nature of the economy, financial markets, insurance market pricing and weather-related catastrophes.
•	Preserve capital— Implementing these initiatives is intended to preserve our capital and liquidity so that we can successfully grow our insurance business. A strong capital position provides the capacity to support premium growth and provides the liquidity to sustain our investment in the people and infrastructure needed to implement our other strategic initiatives while paying dividends to shareholders.
•	Improve insurance profitability— Implementing these operational initiatives is intended to support improved cash flow and profitable growth for the agencies that represent us and for our company. These initiatives primarily seek to strengthen our relationships with agents, allowing them to serve clients faster and manage expenses better. Others may streamline our internal processes so we can devote more resources to agent service.
•	Drive premium growth— Implementing these operational initiatives is intended to expand our geographic footprint and diversify our premium sources over time while growing profitably without significant additional infrastructure expense. Diversified growth also may reduce earnings volatility from catastrophe exposure risk and temper negative changes that may occur in the economic, judicial or regulatory environments in the territories we serve.
We discuss initiatives supporting each of these strategies below, along with the metrics we use to assess their progress.
Preserve Capital
The four primary initiatives supporting our capital preservation strategy are:
•	Maintain a diversified and stabilized investment portfolio by applying parameters and tolerances — We discuss our portfolio strategies in greater depth in our 2008 Annual Report on Form 10-K, Item 1, Investments Segment, Page 17.
o	High-quality fixed-maturity portfolio with fair value that matches or exceeds our liability for total insurance reserves — At September 30, 2009, the average rating of the $7.668 billion fixed-maturity portfolio was A2/A, and the portfolio value exceeded the total insurance reserve liability by approximately 30 percent. In addition, we have assets in the form of receivables from reinsurers with A.M Best insurer financial strength ratings of A or better. These assets directly related to insurance reserves, offsetting over 10 percent of the liability.

o	Diversified equity portfolio that generally has no concentrated positions in single stocks or industries — At September 30, 2009, the largest single security accounted for 8.5 percent of our portfolio of publicly traded common stocks, and the largest single sector accounted for 24.6 percent. Because of the strength and diversity of our fixed-maturity portfolio, we have the opportunity to invest for both income growth and potential capital appreciation by purchasing equity securities. We seek to achieve a total return on the equity portfolio over any five-year period that exceeds that of the S&P 500 Index while taking equal or less risk.

o	Parent company liquidity that increases our flexibility through all periods to support our cash dividend and to continue to invest in and expand our insurance operations — At September 30, 2009, we held $1.061 billion of our cash and marketable securities at the parent company level, of which
Cincinnati Financial 3Q09 10-Q     24

$722 million, or 68.1 percent, was invested in common stocks and $65 million, or 6.1 percent, was cash or cash equivalents.
•	Minimize reliance on debt as a source of capital, maintaining the ratio of debt to total capital below 20 percent — This target is higher than we had identified in previous years because total capital declined in 2008 although debt levels were essentially unchanged. At September 30, 2009, this ratio was well below the target at 15.3 percent compared with 16.7 percent at year-end 2008 and 15.5 percent at September 30, 2008. Our long-term debt consists of three non-convertible, non-callable debentures, with two due in 2028 and one in 2034.
•	Purchase reinsurance from highly rated reinsurers to mitigate underwriting risk and to support our ability to hold investments until maturity — See our 2008 Annual Report on Form 10-K, Item 7, 2009 Reinsurance Programs, Page 81, for additional details on these programs.
•	Identify tolerances for other risks and calibrate management decisions accordingly — Among the areas we have focused on during 2009 are exposure to risks related to disaster recovery and business continuity. We completed a conversion to a new information technology back-up data center and continue work to address the risks associated with a concentration of support operations at our headquarters location. Our enterprise risk management efforts also include evaluating emerging risks such as potential changes in regulation at both the state and federal levels and the potential effects of increased inflation on assets and liabilities.
•	We measure the overall success of our strategy to preserve capital primarily by growing investment income and by achieving over any five-year period a total return on our equity investment portfolio that exceeds the Standard & Poor’s 500 Index’s return. We also monitor other measures. One of the most significant is our ratio of property casualty net written premiums to statutory surplus, which was 0.85-to-1 for the 12 months ended September 30, 2009, compared with 0.89-to-1 at year-end 2008. This ratio is a common measure of operating leverage used in the property casualty industry; the lower the ratio the more capacity a company has for premium growth. Industrywide, this ratio was estimated at 0.9-to-1 at year-end 2008.
Another means of verifying our capital preservation strategy is our financial strength ratings. Our parent company’s senior debt is rated by four independent ratings firms. In addition, the ratings firms award insurer financial strength ratings to our property casualty and life companies based on their quantitative and qualitative analyses. These ratings primarily assess an insurer’s ability to meet financial obligations to policyholders and do not necessarily address all of the matters that may be important to shareholders. Ratings may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.
As of October 28, 2009, our credit and financial strength ratings were:

Insurance Financial Strength Ratings
Parent
	Company	Standard Market Property
Rating	Senior Debt	Casualty Insurance			Life Insurance			Surplus Insurance
Agency	Rating	Subsidiary			Subsidiary			Subsidiary			Status (date)

				Rating			Rating			Rating
				Tier			Tier			Tier

A. M. Best Co.	a	A+	Superior	2 of 16	A	Excellent	3 of 16	A	Excellent	3 of 16	Stable outlook (12/19/08)

Fitch Ratings	BBB+	A+	Strong	5 of 21	A+	Strong	5 of 21	—	—	—	Stable outlook (8/6/09)

Moody’s Investors Service	A3	A1	Good	5 of 21	—	—	—	—	—	—	Stable outlook (9/25/08)

Standard & Poor’s Ratings Services	BBB+	A+	Strong	5 of 21	A+	Strong	5 of 21	—	—	—	Negative outlook (06/30/08)

•	All of our insurance subsidiaries continue to be highly rated. On August 6, 2009, Fitch Ratings lowered our ratings and changed the rating outlook to stable. Our parent company senior debt rating was lowered from A- to BBB+ and our standard market property casualty subsidiaries’ insurance and life insurance subsidiary financial strength ratings were lowered from AA- to A+. Fitch said the rating action was primarily driven by our unfavorable property casualty underwriting performance during 2008 and the first half of 2009. Fitch said it viewed favorably our steps taken with our investment portfolio. Fitch also noted our strong capitalization and low operating leverage. No other ratings agency actions have occurred in 2009. Our debt ratings are discussed in our 2008 Annual Report on Form 10-K, Item 7, Additional Sources of Liquidity, Page 71.
Cincinnati Financial 3Q09 10-Q     25

Improve Insurance Profitability
The three primary initiatives to improve insurance profitability are:
•	Implement technology projects to improve critical efficiencies and streamline processes for our agencies, allowing us to win an increasing share of their business. Enhanced technology and use of data also increases our ability to generate a consistent underwriting profit through improved pricing and risk selection. During 2009 we have made significant progress in our key technology initiatives:
o	Predictive modeling tool for our workers’ compensation business line — This tool was in use by our underwriters for renewal business in all our territories by the end of the third quarter of 2009, improving risk selection and pricing capabilities. Predictive modeling increases pricing precision so that our agents can better compete for the most desirable workers’ compensation business. We anticipate meaningful improvement in the loss ratio for this line of business within several quarters of use, and we are working to develop predictive models for all major lines of commercial insurance.

o	Commercial lines policy administration system — In October 2009, we deployed a new system called e-CLAS® CPP for commercial package and auto to all of our appointed agencies in five states representing approximately 40 percent of our commercial premium volume. We plan to deploy the system to six additional states by the end of 2009 and to as many as 19 more states in 2010. The new system includes real-time quoting and policy issuance, direct bill capabilities with several payment plans, and interface capabilities to transfer selected policy data from agency management systems. We believe the new system will further improve our position among the go-to carriers for our agencies, having a positive impact on future growth of profitable commercial lines business.

o	Personal lines pricing and processing enhancements — In 2009 personal lines incorporated enhanced predictive modeling for our homeowner line of business to improve pricing accuracy and profitability. The enhancements incorporate additional attributes for better matching premiums to the risk of loss on individual policies. Development is in progress for predictive modeling for our personal auto line of business and is targeted for use in mid to late 2010. Several processing or service enhancements were introduced during 2009, making it easier for agents to do business with us so we can write a larger share of their most profitable accounts. Significant improvements included providing single point of entry capability, allowing our agents to rate homeowner and personal auto policies through their agency management systems in real time, integrating processing capabilities with additional comparative rating systems, and offering personal lines policyholders whom we bill for our agents the convenience of making their premium payments by phone or online. During the first six months of availability, almost 5 percent of total personal lines premiums processed used these new payment options.

o	Personal lines policy administration system — During 2009, we developed the next version of this system, Diamond 5.x, and began testing early in the fourth quarter. In early 2010, we plan to move our personal lines policy processing system to this next generation platform. The Web-based system supports agency efficiency through pre-filling of selected policy data, easy-to-use screens and system speed. We continue to focus on making it easier for our agents to do business with us, which we believe will significantly benefit our objective of writing their highest quality accounts with superior profit margins.

o	Improved claims processes and agent access to claims information — In early 2009, we enhanced our response time for new claims, making available online submission of notices of loss from agencies that use Applied agency management systems. Such improvements help sustain our reputation for superior claims service by helping keep the agent better informed on the details and status of claims. We have also improved our claims data management interface process, increasing efficiency for handling digital documents, pictures and recording.

o	Improving our business data, supporting accurate underwriting, pricing and decisions — Over the next several years, we will deploy a full data management program, including a data warehouse for property casualty and life insurance. One of the greatest advantages will be enhanced granularity of pricing data. This is a phased, long-term project that is currently in progress.
•	Continue to staff field positions to ensure that we grow profitably and control loss costs while providing superior claims service — At September 30, 2009, we had 112 field marketing territories staffed by marketing representatives averaging 18 years of industry experience and nine years as a Cincinnati Insurance field marketing representative. During 2009 we increased staffing in areas with the greatest new business potential, such as Texas and Colorado, while combining other selected territories. We had 111 field marketing territories at the end of 2008 and 108 as of September 30, 2008. In addition we have several personal lines marketing representatives with underwriting authority who visit agencies located in areas of high new business potential such as states newer to our personal lines offerings. The local presence of our field marketing representatives is integral to carefully selecting and evaluating new business on a case-by-case basis. During 2009, we also added to our staff of loss control field
Cincinnati Financial 3Q09 10-Q     26

representatives, premium audit field representatives and field claims representatives specializing in workers’ compensation claims. In addition we are developing capabilities for direct reporting of workers’ compensation claims, providing detailed information to immediately assign the appropriate level of claims handling expertise for each case. Obtaining more information sooner for specific claims allows for medical care appropriate to the nature of the injury, benefiting injured workers, employers and agents while ultimately lowering overall loss costs. Our team of field associates plus headquarters support associates works together to form our agent-centered business model that provides local expertise, helps us better understand the accounts we underwrite and creates another market advantage for our agents.

•	Improve internal efficiencies to make the best use of our resources — During 2009 we have invested in technology and workflow improvements that will help us to grow our business when insurance market conditions improve without proportional increases in expenses. Through careful allocation of staff, we have added people in areas of strategic significance while realizing efficiencies in other areas, resulting in a relatively flat overall number of associates during the first nine months of 2009. We continue to work toward improving efficiency through efforts such as studies of transactional workflows and development of an energy efficiency plan for our headquarters buildings.
We measure the overall success of our strategy to improve insurance profitability primarily through our GAAP combined ratio, which we believe can be consistently below 100 percent over any five-year period.
In addition, we expect these initiatives to strengthen our rank as the No. 1 or No. 2 carrier based on premium volume in agencies that have represented us for at least five years. In 2009, we again earned that rank in more than 75 percent of the agencies that have represented Cincinnati Insurance for more than five years, based on 2008 premiums.
Drive Premium Growth
The five primary initiatives to drive premium growth are:
•	New agency appointments in 2009 — During the first nine months of 2009, we appointed 73 new agencies, exceeding our initial target of 65 for the entire year of 2009 as progress in Texas agency appointments exceeded our expectations. In our three newest states, agency appointments totaled 27, including 20 in Texas, six in Colorado and one in Wyoming. Agencies appointed during 2009 write an aggregate of nearly $1.4 billion in property casualty premiums annually with all carriers they represent for an average of approximately $19 million per agency. As of September 30, 2009, a total of 1,174 agency relationships market our standard market insurance products from 1,455 reporting locations. We seek to build close, long-term relationships with each agency we appoint and carefully evaluate the marketing reach of each new appointment to ensure the territory can support both current and new agencies.
•	New states — With our entry into Wyoming in September 2009, Cincinnati Insurance now is actively marketing our policies in 37 states. Our larger footprint expands our opportunities well beyond our traditional operating area in the Midwest and South, replicating and leveraging our highly successful agent-centered business model. In recent years we expanded our presence in selected western states — opening Colorado and Wyoming in 2009, Texas in 2008, New Mexico and eastern Washington in 2007, which will gradually help reduce earnings volatility from weather-related catastrophes. While we continue to study the regulatory and competitive environment in other states where we could decide to actively market property casualty products, we have not announced the timetable for entry into additional states.
We generally are able to earn a 10 percent share of an agency’s business within 10 years of its appointment. We also help our agents grow their business by attracting more clients in their communities through the unique style of service we offer. In New Mexico and Washington, which we entered in 2007, we’ve appointed 13 agencies that currently write about $260 million annually with all the carriers they represent. During the first nine months of 2009 our annualized written premiums with agencies in these two new states totaled almost 4 percent of that total agency annual premium volume. By mid 2010, we expect to have appointed Texas agencies that currently write a total of about $750 million in premiums annually with all carriers they represent, representing strong potential for future premium growth.
•	Personal lines — We continue to position our personal lines business for profitable future growth as pricing refinements and improved ease of use expand our agents’ opportunities to market Cincinnati’s policy advantages to their more quality-conscious clientele. In the fourth quarter of 2009, we are enhancing our tiered rating, helping to further improve our rate and credit structures to attract and retain more accounts with the best prospects of long-term profitability. Personal lines rate changes made in 2008 and 2009 are driving strong new business, including over $15 million in rollovers of seasoned business our agencies previously placed with other carriers.
We also are more aggressively tapping our potential to market personal lines insurance through agencies that already represent us for commercial lines. In early 2009, we began marketing personal
Cincinnati Financial 3Q09 10-Q     27

lines in two additional states, bringing the total of states where we market personal lines to 29. In seven states where we began writing personal lines business or significantly expanded our product offerings and automation capabilities in 2008 or 2009, our agencies write approximately $650 million in personal lines premiums annually with all carriers they represent.
•	Surplus lines insurance — Another source of premium growth is our surplus lines operation, which ended 2008 on track with products available in 33 states. We entered this business area in 2008 to better serve agents of The Cincinnati Insurance Companies. Today, those agents write about $2.5 billion annually of surplus lines business with other carriers. We plan to earn a profitable share by bringing Cincinnati-style service to agents and policyholders. In the fourth quarter of 2008, we expanded product offerings from general liability, adding property and professional liability lines of businesses. For the nine months of 2009, net written premiums were $29 million compared with $8 million in the first nine months of 2008, our initial period for surplus lines operations.
•	Life insurance product development — During the third quarter of 2009, we introduced a new secondary guaranteed universal life product. In the fourth quarter, we will introduce a new return of premium term life series. These initiatives support opportunities to cross-sell life insurance products to clients of the independent agencies that sell Cincinnati’s property casualty insurance policies.
We also expect a positive long-term impact on future premium growth as a result of our commercial lines and personal lines policy administration system initiatives, discussed above, as we earn a larger share of the total business written by our agents. Our agencies value ease of use for agency staff and the option to have us bill the policyholder directly. In addition to several payment plan options including electronic funds transfer with the new commercial lines system, in 2009 we began offering direct billing of workers’ compensation policies in all of our active territories.
We measure the overall success of this strategy to drive premium growth primarily through changes in net written premiums, which we believe can grow faster than the industry average over any five-year period. Many of our growth initiatives have been under way for a year or more and helped us achieve 16.0 percent new business growth for the first nine months of 2009 although total written premiums declined on weak market pricing and economic pressures.
Despite near-term challenges in insurance and financial markets that are reflected in year-to-date 2009 financial performance, we have made significant progress on our initiatives and remain confident that our strategy will deliver long-term value for shareholders.
Cincinnati Financial 3Q09 10-Q     28

Results of Operations
The consolidated results of operations reflect the operating results of each of our four segments along with the parent company and other activities reported as “Other.” The four segments are:
•	Commercial lines property casualty insurance
•	Personal lines property casualty insurance
•	Life insurance
•	Investments operations
We report as “Other” the non-investment operations of the parent company and its non-insurer subsidiaries, CFC Investment Company and CSU Producer Resources Inc. We also report as “Other” the results of The Cincinnati Specialty Underwriters Insurance Company, as well as other income of our standard market property casualty insurance subsidiary. Also included in 2008 and year-to-date 2009 results for this segment are the operations of a former subsidiary, CinFin Capital Management Company (excluding client investment activities). CinFin Capital Management terminated all operations and the company was dissolved effective February 28, 2009. See Item 1, Note 11, Segment Information, Page 19, for discussion of the calculations of segment data. The following sections review results of operations for each of the four segments.
Consolidated Property Casualty Insurance Results of Operations
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance (commercial lines and personal lines segments) as well as our surplus lines operations.

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2009	2008	Change %	2009	2008	Change %

Earned premiums	$733	$751	(2.4)	$2,198	$2,262	(2.9)

Loss and loss expenses from:
Current accident year before catastrophe losses	542	565	(4.1)	1,553	1,563	(0.7)
Current accident year catastrophe losses	8	60	(85.8)	183	220	(16.8)
Prior accident years before catastrophe losses	(89)	(105)	15.3	(107)	(201)	46.7
Prior accident year catastrophe losses	(2)	3	(176.5)	(6)	(1)	(598.0)

Total loss and loss expenses	459	523	(12.2)	1,623	1,581	2.6
Underwriting expenses	238	237	0.2	716	707	1.4

Underwriting profit (loss)	$36	$(9)	nm	$(141)	$(26)	(449.3)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	73.9%	75.3%	(1.4)	70.6%	69.1%	1.5
Current accident year catastrophe losses	1.2	8.0	(6.8)	8.4	9.7	(1.3)
Prior accident years before catastrophe losses	(12.1)	(14.0)	1.9	(4.9)	(8.9)	4.0
Prior accident year catastrophe losses	(0.3)	0.4	(0.7)	(0.3)	0.0	(0.3)

Total loss and loss expenses	62.7	69.7	(7.0)	73.8	69.9	3.9
Underwriting expenses	32.4	31.6	0.8	32.6	31.2	1.4

Combined ratio	95.1%	101.3%	(6.2)	106.4%	101.1%	5.3

Combined ratio:	95.1%	101.3%	(6.2)	106.4%	101.1%	5.3
Contribution from catastrophe losses and prior years reserve development	(11.2)	(5.6)	(5.6)	3.2	0.8	2.4

Combined ratio before catastrophe losses and prior years reserve development	106.3%	106.9%	(0.6)	103.2%	100.3%	2.9

Our consolidated property casualty insurance operations generated an underwriting profit of $36 million for the three months ended September 30, 2009, compared with an underwriting loss of $9 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, our property casualty insurance operations experienced an underwriting loss of $141 million compared with an underwriting loss of $26 million for the same period in 2008. The main drivers of the 2009 year-to-date underwriting loss were adverse development on prior accident year loss reserves for our commercial lines workers’ compensation business and higher catastrophe losses for personal lines homeowner business as discussed below.
We measure and analyze property casualty underwriting results primarily by the combined ratio and its component ratios. The combined ratio is the percentage of incurred losses plus all expenses per each premium dollar — the lower the ratio, the better the performance. An underwriting profit results when the combined ratio is under 100 percent. A combined ratio above 100 percent indicates that an insurance company’s losses and expenses exceeded premiums.
Cincinnati Financial 3Q09 10-Q     29

The combined ratio can be affected significantly by catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Development on prior accident year reserves favorably affected the combined ratio by 12.4 and 5.2 percentage points in the third quarter and first nine months of 2009 compared with a favorable impact of 13.6 and 8.9 percentage points in the three month and nine month periods of 2008. These ratios include development on prior period catastrophe loss reserves as shown in the table above. The lower amount of favorable development for the first nine months of 2009 compared with 2008 is primarily due to significant unfavorable development recognized in the first half of 2009 for the workers’ compensation line of business as discussed in Commercial Lines Results of Operations on Page 30.
The underwriting expense ratio for the first nine months of 2009 increased compared with the same periods of 2008. The increase was primarily due to lower earned premiums.

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2009	2008	Change %	2009	2008	Change %

Agency renewal written premiums	$669	$687	(2.7)	$2,030	$2,159	(6.0)
Agency new business written premiums	107	93	15.4	311	268	16.0
Other written premiums	(46)	(53)	13.8	(110)	(135)	18.4

Net written premiums	730	727	0.5	2,231	2,292	(2.7)
Unearned premium change	3	24	(86.7)	(33)	(30)	(9.6)

Earned premiums	$733	$751	(2.4)	$2,198	$2,262	(2.9)

The trends in net written premiums and earned premiums summarized in the table above reflect ongoing strong competition in our markets and economic recession impacts on insured exposures, partially offset by the effects of the premium growth strategies we discussed in our 2008 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 10. The main drivers of trends for 2009 are discussed by segment on Pages 32-33 and 36-37.
Consolidated property casualty agency new business written for the three and nine months ended September 30, 2009, increased $15 million and $44 million compared with the same periods of 2008. The increase was primarily due to premium growth initiatives related to geographic or product line expansion into new and underserved areas. While much of this business was new to us due to our expansion initiatives, in many cases that business was not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that is less familiar to our agent due to it being recently obtained from a competing agent. We entered the State of Texas in late 2008 for commercial lines and also began writing business or significantly expanded our personal lines product offerings and automation capabilities in seven states. This geographic expansion resulted in an increase in agency new business of $9 million for the third quarter of 2009 and $16 million for the first nine months of 2009. Our main product expansion initiative is our surplus lines operation that began in 2008, accounting for $4 million and $16 million of the increase in consolidated property casualty new business for the respective periods. Our initiatives to appoint new agencies in states other than Texas also contributed to the growth in new business. Agencies appointed during 2008 and 2009, excluding Texas agencies, accounted for $13 million of commercial lines new business growth during the first nine months of 2009.
Other written premiums include amounts ceded to reinsurers through our reinsurance programs. Ceded written premiums for the third-quarter and nine-month periods of 2009 include $3 million to restore affected layers of our catastrophe reinsurance treaty due to losses from Hurricane Ike, compared to $11 million for the same periods of 2008.
Catastrophe losses contributed 0.9 and 8.1 percentage points to the combined ratio in the three and nine months ended September 30, 2009, compared with 8.4 and 9.7 percentage points in the same periods of 2008.
Cincinnati Financial 3Q09 10-Q     30

The following table shows catastrophe losses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list catastrophe events for which our incurred losses reach or exceed $5 million.

			Three months ended September 30,			Nine months ended September 30,
(In millions, net of reinsurance)			Commercial	Personal		Commercial	Personal
Dates	Cause of loss	Region	lines	lines	Total	lines	lines	Total

2009
Jan. 26-28	Flood, freezing, ice, snow	South, Midwest	$—	$—	$—	$5	$15	$20
Feb. 10-13	Flood, hail, wind	South, Midwest, East	(1)	1	—	14	24	38
Feb. 18-19	Wind, hail	South	—	—	—	1	8	9
Apr. 9-11	Flood, hail, wind	South, Midwest	(2)	2	—	12	16	28
May 7-9	Flood, hail, wind	South, Midwest	—	(1)	(1)	12	16	28
Jun. 2-6	Flood, hail, wind	South, Midwest	(2)	2	—	4	6	10
Jun. 10-18	Flood, hail, wind	South, Midwest	(6)	(2)	(8)	14	7	21
Sep. 18-22	Flood, hail, wind	South	1	4	5	1	4	5
All other 2009 catastrophes			6	6	12	11	13	24
Development on 2008 and prior catastrophes			(3)	1	(2)	(10)	4	(6)

Calendar year incurred total			$(7)	$13	$6	$64	$113	$177

2008
Jan. 4-9	Wind, hail, flood, freezing	South, Midwest	$1	$(1)	$—	$4	$2	$6
Jan. 29-30	Wind, hail	Midwest	(1)	—	(1)	5	4	9
Feb. 5-6	Wind, hail, flood	Midwest	—	(1)	(1)	6	7	13
Mar. 14	Tornadoes, wind, hail, flood	South	(1)	—	(1)	4	1	5
Mar. 15-16	Wind, hail	South	—	2	2	2	7	9
Apr. 9-11	Wind, hail, flood	South	(3)	—	(3)	16	2	18
May 1	Wind, hail	South	3	—	3	5	1	6
May 10-12	Wind, hail, flood	South, Mid-Atlantic	(1)	—	(1)	3	3	6
May 22-26	Wind, hail	Midwest	—	1	1	7	3	10
May 29- Jun 1	Wind, hail, flood	Midwest	—	(1)	(1)	6	5	11
Jun. 2-4	Wind, hail, flood	Midwest	—	(2)	(2)	6	5	11
Jun. 5-8	Wind, hail, flood	Midwest	(4)	(4)	(8)	9	7	16
Jun. 11-12	Wind, hail, flood	Midwest	—	(6)	(6)	11	6	17
Jun. 25	Wind, hail, flood	Midwest	3	2	5	3	2	5
Jul. 19	Wind, hail, flood	Midwest	3	3	6	3	3	6
Jul. 26	Wind, hail, flood	Midwest	1	8	9	1	8	9
Sep. 12-14	Hurricane Ike	South, Midwest	20	37	57	20	37	57
All other 2008 catastrophes			1	—	1	3	3	6
Development on 2007 and prior catastrophes			1	2	3	(2)	1	(1)

Calendar year incurred total			$23	$40	$63	$112	$107	$219

Cincinnati Financial 3Q09 10-Q     31

Commercial Lines Insurance Results of Operations
Overview

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2009	2008	Change %	2009	2008	Change %

Earned premiums	$555	$582	(4.7)	$1,667	$1,743	(4.4)

Loss and loss expenses from:
Current accident year before catastrophe losses	407	437	(6.8)	1,173	1,208	(2.9)
Current accident year catastrophe losses	(4)	22	(117.2)	74	114	(34.8)
Prior accident years before catastrophe losses	(71)	(89)	19.8	(78)	(174)	55.3
Prior accident year catastrophe losses	(3)	1	nm	(10)	(2)	(492.7)

Total loss and loss expenses	329	371	(11.5)	1,159	1,146	1.2
Underwriting expenses	184	181	1.6	539	538	0.2

Underwriting profit (loss)	$42	$31	41.5	$(31)	$59	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change

Current accident year before catastrophe losses	73.3%	75.0%	(1.7)	70.4%	69.3%	1.1
Current accident year catastrophe losses	(0.6)	3.8	(4.4)	4.4	6.5	(2.1)
Prior accident years before catastrophe losses	(12.8)	(15.2)	2.4	(4.6)	(10.0)	5.4
Prior accident year catastrophe losses	(0.6)	0.2	(0.8)	(0.6)	(0.1)	(0.5)

Total loss and loss expenses	59.3	63.8	(4.5)	69.6	65.7	3.9
Underwriting expenses	33.1	31.1	2.0	32.3	30.9	1.4

Combined ratio	92.4%	94.9%	(2.5)	101.9%	96.6%	5.3

Combined ratio:	92.4%	94.9%	(2.5)	101.9%	96.6%	5.3
Contribution from catastrophe losses and prior years reserve development	(14.0)	(11.2)	(2.8)	(0.8)	(3.6)	2.8

Combined ratio before catastrophe losses and prior years reserve development	106.4%	106.1%	0.3	102.7%	100.2%	2.5

Third-quarter performance highlights for the commercial lines segment include:
•	Premiums — Commercial lines earned premiums and net written premiums declined during the third quarter and first nine months of 2009 due to lower insured exposure levels from the weak economy, lower pricing and continued strong competition that caused us to decline opportunities to write new or renewal business we considered underpriced. The premiums table below analyzes the components of earned premiums.

Weak economic conditions continue to drive exposures to lower levels, particularly for contractor-related business primarily affecting certain lines of business, as discussed in our 2008 Annual Report on Form 10-K, Item 7, Commercial Lines Insurance Results of Operations, Page 52. These lower exposures are reflected by the more significant decrease in written premiums for our commercial casualty and workers’ compensation business relative to other commercial business as shown in the Commercial Lines of Business Analysis below. Premiums for these two lines of business include the result of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Written and earned premiums from audits decreased $9 million and $23 million for the third quarter and first nine months of 2009 compared with the same periods of 2008.

The decrease in agency renewal written premiums was also due in part to lower pricing. We continue to work with our agents to retain accounts with manageable risk characteristics that support the lower average prevailing prices in the marketplace. Our agents and field force provide us with insight on local market conditions, which we use in making decisions intended to adequately price business and maintain underwriting discipline. We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies. Our commercial lines policies averaged a decline in the low-single-digit range during the third quarter of 2009, with the rate of decline improving slightly from the second-quarter 2009 average. During the second half of 2008 the average rate of decline reached the high-single-digit range. Compared with the average, steeper declines sometimes occur, particularly for larger accounts.

New business written premiums for commercial lines decreased slightly during the third quarter of 2009 while increasing slightly during the first nine months of 2009, including the contribution of strong new business growth in Texas. We began actively marketing in Texas in late 2008, and agencies in that state generated new business growth of $4 million and $7 million for the three-month and nine-month periods
Cincinnati Financial 3Q09 10-Q     32

of 2009. Agencies appointed during 2008 and 2009, excluding Texas, contributed $17 million of our new commercial lines business for the first nine months of 2009, an increase of $13 million compared with the same period of 2008. The trend of writing fewer policies with annual premiums of $100,000 or more continued during the third quarter, reflecting significant competition for larger accounts. Some of our 2009 new business came from accounts that were not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that is less familiar to our agent because it was recently obtained from a competing agent. As we appoint new agencies who choose to move accounts to us, we report these accounts as new business to us.

•	Combined ratio — The commercial lines combined ratio for the third quarter of 2009 improved 2.5 percentage points compared with the third quarter of 2008. The improvement was primarily due to lower weather-related catastrophe losses. The ratio for the nine-months ended September 30, 2009, was higher than the same period of 2008 primarily due to adverse development on prior accident year reserves for our workers’ compensation business recognized during the first half of 2009. The effect of catastrophe losses on the combined ratio was lower for both the third quarter and nine-month periods of 2009. The ratio for current accident year loss and loss expenses before catastrophe losses increased 1.1 percentage points during the first nine months of 2009, a reflection of softer market pricing, normal loss cost inflation and the application of consistent loss reserving practices.

For commercial lines of business other than workers’ compensation, the net effect of reserve development for prior accident years during the three and nine month 2009 periods was favorable, totaling $70 million and $133 million, respectively, compared with favorable amounts of $83 million and $157 million for the same periods in 2008. For the first nine months of 2009, most of the favorable reserve development for prior accident years occurred in the commercial casualty line of business for accident years 2006 through 2008. The favorable reserve development recognized for commercial casualty is due mainly to umbrella coverages, which have exhibited nearly flat paid loss cost inflation since 2002. Reserve estimates are inherently uncertain as described in our 2008 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Reserves, Page 41.

As discussed on Page 26, predictive modeling for workers’ compensation is expected to improve pricing accuracy, therefore improving profitability and the related ratios. Other actions taken to improve workers’ compensation results include assigning additional staff to specialize in workers’ compensation claims handling, more timely reporting of claims, and increased use of loss control risk evaluation services. More specialized claims handling and earlier reporting are expected to better contain costs of claims that have already occurred while additional loss control services are intended to prevent worker-related accidents or lessen the severity of injuries when accidents occur.

The company’s workers’ compensation reserve analyses completed during the first and second quarter of 2009 indicated that loss cost inflation was higher than previously estimated, leading us to make more conservative assumptions about loss cost inflation and thereby significantly increasing losses incurred. Prior analyses attributed a larger share of the rise in claim payments for recent accident years to exposure growth rather than loss cost inflation. However, declining claim frequencies reflected in reserving data as of December 31, 2008, indicated that exposure growth was less of a source of the rise in claim payments for recent accident years than was loss cost inflation. The higher estimates of loss cost inflation derived from analyses during 2009 affected reserves estimated for many prior accident years, resulting in recognition of $49 million of unfavorable development on workers’ compensation reserves for prior accident years during the first half 2009. Workers’ compensation prior accident year development was favorable by $4 million for the third quarter of 2009 and was unfavorable by $45 million for the first nine months of 2009 compared with favorable amounts of $5 million and $19 million for the same periods in 2008. This reserve development unfavorably affected the 2009 commercial lines combined ratio for the first nine months of 2009 by 2.7 percentage points, compared with a favorable impact of 1.1 percentage points on the corresponding 2008 ratio.

Of the $45 million increase in workers’ compensation reserves for prior accident years recognized during the first nine months of 2009, the net amount for accident years 2006 through 2008 was zero while the remainder related to older accident years extending back as far as 1987. During the entire year of 2008, workers’ compensation loss reserves on 2007 and prior accident years also increased. However, workers’ compensation loss expense reserves on 2007 and prior accident years decreased, resulting in a net decrease on prior accident years of $2 million.

The underwriting expense ratio for the first nine months of 2009 increased compared with the same periods of 2008. The increase was primarily due to lower earned premiums.

Other factors contributing to the change in the commercial lines combined ratio were lower pricing, lower audit premiums and normal loss cost inflation. Underwriting results and related measures for the combined ratio are summarized in the table above. The tables and discussion below provide additional details for the primary drivers of underwriting results.
Cincinnati Financial 3Q09 10-Q     33

Commercial Lines Insurance Premiums

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2009	2008	Change %	2009	2008	Change %

Agency renewal written premiums	$489	$502	(2.5)	$1,535	$1,642	(6.5)
Agency new business written premiums	76	77	(0.4)	231	229	0.8
Other written premiums	(37)	(41)	8.1	(88)	(112)	21.1

Net written premiums	528	538	(1.8)	1,678	1,759	(4.7)
Unearned premium change	27	44	(40.1)	(11)	(16)	36.4

Earned premiums	$555	$582	(4.7)	$1,667	$1,743	(4.4)

Commercial Lines Insurance Losses by Size

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2009	2008	Change %	2009	2008	Change %

New losses greater than $4,000,000	$13	$5	162.4	$43	$31	38.2
New losses $2,000,000-$4,000,000	19	17	15.9	58	56	3.4
New losses $1,000,000-$2,000,000	14	26	(46.2)	38	60	(37.0)
New losses $750,000-$1,000,000	7	12	(45.7)	23	31	(25.9)
New losses $500,000-$750,000	15	14	11.1	34	34	1.5
New losses $250,000-$500,000	22	25	(14.7)	72	70	2.6
Case reserve development above $250,000	49	57	(14.5)	163	153	6.3

Total large losses incurred	139	156	(11.2)	431	435	(1.0)
Other losses excluding catastrophe losses	124	144	(13.5)	449	421	6.6
Catastrophe losses	(7)	23	(129.8)	64	112	(42.7)

Total losses incurred	$256	$323	(20.8)	$944	$968	(2.5)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change

New losses greater than $4,000,000	2.4%	0.9%	1.5	2.6%	1.8%	0.8
New losses $2,000,000-$4,000,000	3.5	2.9	0.6	3.5	3.2	0.3
New losses $1,000,000-$2,000,000	2.6	4.5	(1.9)	2.3	3.4	(1.1)
New losses $750,000-$1,000,000	1.2	2.1	(0.9)	1.4	1.8	(0.4)
New losses $500,000-$750,000	2.7	2.3	0.4	2.1	1.9	0.2
New losses $250,000-$500,000	3.9	4.3	(0.4)	4.3	4.0	0.3
Case reserve development above $250,000	8.8	9.8	(1.0)	9.8	8.8	1.0

Total large loss ratio	25.1	26.8	(1.7)	26.0	24.9	1.1
Other losses excluding catastrophe losses	22.3	24.6	(2.3)	26.9	24.2	2.7
Catastrophe losses	(1.2)	4.0	(5.2)	3.8	6.4	(2.6)

Total loss ratio	46.2%	55.4%	(9.2)	56.7%	55.5%	1.2

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2009, these losses and case reserve increases were $17 million less than last year’s third quarter, primarily due to the lowest level of workers’ compensation large losses since the first quarter of 2008. A decline in workers’ compensation large losses was also the primary driver of lower large losses for commercial lines in total for the first nine months of 2009. We believe results for the three-month and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in the large case reserves for claims above $250,000.
Commercial Lines of Business Analysis
Approximately 95 percent of our commercial lines premiums relate to accounts with coverages from more than one of our business lines. As a result, we believe that the commercial lines segment is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for each line.
Cincinnati Financial 3Q09 10-Q     34

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2009	2008	Change %	2009	2008	Change %

Commercial casualty:
Written premiums	$168	$171	(1.8)	$548	$582	(5.8)
Earned premiums	180	197	(8.0)	546	580	(5.8)
Loss and loss expenses incurred	81	87	(6.8)	281	275	2.4
Loss and loss expense ratio	45.0%	44.4%		51.5%	47.4%
Contribution from catastrophe losses	0.0	0.0		0.0	0.0
Contribution from prior period reserve development	(28.8)	(31.2)		(19.9)	(23.5)
Commercial property:
Written premiums	$124	$117	5.8	$370	$364	1.5
Earned premiums	122	120	1.6	362	364	(0.5)
Loss and loss expenses incurred	52	84	(37.8)	241	296	(18.4)
Loss and loss expense ratio	42.8%	70.0%		66.6%	81.1%
Contribution from catastrophe losses	0.6	15.6		10.4	23.4
Contribution from prior period reserve development	(10.1)	(3.6)		(2.8)	(0.4)
Commercial auto:
Written premiums	$92	$93	(0.6)	$296	$308	(4.0)
Earned premiums	99	103	(3.8)	296	308	(3.9)
Loss and loss expenses incurred	67	65	3.4	187	199	(5.9)
Loss and loss expense ratio	67.9%	63.2%		63.4%	64.7%
Contribution from catastrophe losses	(0.8)	0.1		0.8	1.0
Contribution from prior period reserve development	(8.9)	(8.7)		(4.3)	(5.4)
Workers’ compensation:
Written premiums	$69	$84	(17.8)	$252	$293	(14.0)
Earned premiums	82	93	(12.5)	253	282	(10.3)
Loss and loss expenses incurred	90	85	6.1	302	219	37.7
Loss and loss expense ratio	110.2%	90.9%		119.5%	77.9%
Contribution from catastrophe losses	0.0	0.0		0.0	0.0
Contribution from prior period reserve development	(4.5)	(5.3)		18.0	(6.8)
Specialty packages:
Written premiums	$38	$36	4.6	$110	$109	1.6
Earned premiums	37	35	4.7	110	107	2.1
Loss and loss expenses incurred	13	28	(56.2)	89	91	(2.3)
Loss and loss expense ratio	33.5%	80.2%		81.0%	84.6%
Contribution from catastrophe losses	(18.2)	12.2		21.5	21.5
Contribution from prior period reserve development	(7.1)	(5.7)		(2.8)	(0.9)
Surety and executive risk:
Written premiums	$28	$29	(1.0)	$78	$82	(5.2)
Earned premiums	27	27	(0.9)	77	80	(3.6)
Loss and loss expenses incurred	23	20	15.2	48	57	(16.5)
Loss and loss expense ratio	85.6%	73.6%		61.7%	71.3%
Contribution from catastrophe losses	0.0	0.0		0.0	0.0
Contribution from prior period reserve development	21.1	(21.5)		0.6	(2.4)
Machinery and equipment:
Written premiums	$9	$8	11.5	$24	$22	10.4
Earned premiums	8	7	8.2	23	22	7.4
Loss and loss expenses incurred	3	2	28.3	11	9	23.0
Loss and loss expense ratio	38.4%	32.4%		45.6%	39.8%
Contribution from catastrophe losses	(0.1)	2.8		1.8	1.3
Contribution from prior period reserve development	(7.6)	(2.3)		3.0	2.9
As discussed above, the loss and loss expense ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves from prior accident years can also distort measures of profitability trends for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the nine months ended September 30, 2009, the only commercial line of business with significant adverse profitability trends is workers’ compensation. Most of the profit deterioration in worker’s compensation is a result of prior accident year reserve development. As discussed above, we are taking action to improve pricing and reduce loss costs, which is expected to benefit future profitability trends.
Cincinnati Financial 3Q09 10-Q     35

Personal Lines Insurance Results of Operations

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2009	2008	Change %	2009	2008	Change %

Earned premiums	$170	$167	1.8	$513	$518	(0.9)

Loss and loss expenses from:
Current accident year before catastrophe losses	130	128	1.5	366	356	3.1
Current accident year catastrophe losses	12	38	(67.6)	109	106	2.3
Prior accident years before catastrophe losses	(18)	(17)	(9.4)	(29)	(28)	(8.6)
Prior accident year catastrophe losses	1	2	(26.5)	4	1	384.5

Total loss and loss expenses	125	151	(17.2)	450	435	3.3
Underwriting expenses	49	54	(8.8)	159	165	(3.2)

Underwriting loss	$(4)	$(38)	89.8	$(96)	$(82)	(17.0)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change

Current accident year before catastrophe losses	76.1%	76.3%	(0.2)	71.3%	68.6%	2.7
Current accident year catastrophe losses	7.3	22.9	(15.6)	21.2	20.6	0.6
Prior accident years before catastrophe losses	(10.7)	(10.0)	(0.7)	(5.8)	(5.3)	(0.5)
Prior accident year catastrophe losses	0.6	0.9	(0.3)	0.8	0.1	0.7

Total loss and loss expenses	73.3	90.1	(16.8)	87.5	84.0	3.5
Underwriting expenses	29.0	32.4	(3.4)	31.2	31.9	(0.7)

Combined ratio	102.3%	122.5%	(20.2)	118.7%	115.9%	2.8

Combined ratio:	102.3%	122.5%	(20.2)	118.7%	115.9%	2.8
Contribution from catastrophe losses and prior years reserve development	(2.8)	13.8	(16.6)	16.2	15.4	0.8

Combined ratio before catastrophe losses and prior years reserve development	105.1%	108.7%	(3.6)	102.5%	100.5%	2.0

Overview
Performance highlights for the personal lines segment include:
•	Premiums — Personal lines written premiums increased for the third quarter while declining slightly for the nine months ended September 30, 2009, compared with the same periods of 2008. The increase was partially due to a lower amount of premiums ceded to reinsurers to reinstate coverage for catastrophe reinsurance. During the third quarter of 2009, the ceded reinsurance reinstatement premium was $1 million compared with $7 million for the third quarter of 2008, with both amounts triggered by losses incurred from Hurricane Ike of 2008.
For business written through our agencies, growth in new business during 2009 has essentially offset lower renewal written premiums related to pricing changes initiated in 2008 that affected policies renewing during 2009. Pricing changes included an expansion of pricing points and pricing sophistication that incorporates insurance scores and is intended to improve our ability to compete for our agents’ highest quality personal lines accounts. Various rate changes are being implemented beginning October 2009 for states representing approximately 80 percent of our personal lines business. These changes include rate increases that respond to weather-related loss trends as well as other trends in loss costs. The increases for the homeowner line of business average approximately 6 percent although some individual policies will have increases in the double-digit range.

Personal lines new business written premiums continued a strong growth trend, increasing significantly for the three and nine months ended September 30, 2009. The growth reflects our success in attracting more of our agents’ preferred business as the average quality of our book of business continues to improve. In addition, agencies that initiated or expanded their use of Cincinnati’s personal lines products in the past two years were an important part of that growth. Personal lines new business increased $10 million during the third quarter and $25 million during the first nine months of 2009, with $4 million and $9 million, respectively, from seven states where we began writing business or significantly expanded our personal lines product offerings and automation capabilities during 2008. Some of what we report as new business came from accounts that were not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that is less familiar to our agent.

We continue to implement strategies discussed in our 2008 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 10, to enhance our response to marketplace changes and help achieve our long-term objectives for personal lines growth and profitability. These strategies include expansion during recent years into four western states with historical industry catastrophe loss ratios
Cincinnati Financial 3Q09 10-Q     36

that are significantly better than our historical ratios for states where we operated prior to that expansion.

•	Combined ratio — The personal lines combined ratio for the third quarter of 2009 improved 20.2 percentage points compared with the third quarter of 2008, primarily due to lower weather-related catastrophe losses. The ratio for the nine-months ended September 30, 2009, was higher than the same period of 2008 primarily due to higher catastrophes losses and other losses. During the third quarter of 2009, one unusually large fire loss for our homeowner line of business contributed $5 million, or 2.9 combined ratio points, to personal lines segment losses.

In addition to the rate increases discussed above, we continue to refine our pricing to better match premiums to the risk of loss on individual policies. For our homeowner line, refinements include further development of our predictive modeling with the intent to attract and retain business with the best prospect for long-term profitability. We also continue to increase pricing sophistication that considers insurance scores and other attributes such as age of a home and prior loss experience. Our predictive modeling efforts over the past year have improved the average quality of our homeowner business as the proportion with insurance scores in our preferred tiers has increased. The results of improved pricing per risk and the broad-based rate increases are expected to improve the combined ratio over the next several quarters. In addition, greater geographic diversification is expected over time to reduce the volatility of homeowner underwriting results attributable to weather-related catastrophe losses.

Personal lines reserve development for prior accident years during the three-month and nine-month 2009 periods trended favorably, similar to trends for the same periods of 2008. Most of the favorable reserve development for prior accident years recognized during 2009 occurred in the other personal line of business, mainly due to umbrella coverages, which have exhibited nearly flat paid loss cost inflation since 2002. Reserve estimates are inherently uncertain as described in our 2008 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Reserves, Page 41
The underwriting expense ratio for the first nine months of 2009 decreased compared with the same periods of 2008 as indicated in the table above. The decrease was largely due to lower technology costs as additional expenses for expansion into new states occurred primarily during 2008.
Personal Lines Insurance Premiums

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2009	2008	Change %	2009	2008	Change %

Agency renewal written premiums	$177	$185	(4.7)	$490	$517	(5.3)
Agency new business written premiums	21	11	90.9	55	30	82.0
Other written premiums	(8)	(12)	36.5	(21)	(22)	7.3

Net written premiums	190	184	3.2	524	525	(0.2)
Unearned premium change	(20)	(17)	(16.3)	(11)	(7)	(56.9)

Earned premiums	$170	$167	1.8	$513	$518	(0.9)

Cincinnati Financial 3Q09 10-Q     37

Personal Lines Insurance Losses by Size

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2009	2008	Change %	2009	2008	Change %

New losses greater than $4,000,000	$5	$5	0.0	$5	$5	0.0
New losses $2,000,000-$4,000,000	5	—	nm	5	—	nm
New losses $1,000,000-$2,000,000	5	6	(26.5)	10	12	(21.1)
New losses $750,000-$1,000,000	2	2	8.4	4	4	(3.8)
New losses $500,000-$750,000	3	2	26.9	8	6	28.0
New losses $250,000-$500,000	7	8	(11.5)	22	20	14.4
Case reserve development above $250,000	2	2	0.2	14	9	54.2

Total large losses incurred	29	25	12.3	68	56	21.0
Other losses excluding catastrophe losses	65	68	(4.1)	215	220	(2.4)
Catastrophe losses	13	40	(66.2)	113	107	5.3

Total losses incurred	$107	$133	(19.5)	$396	$383	3.2

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change

New losses greater than $4,000,000	2.9%	3.0%	(0.1)	1.0%	1.0%	0.0
New losses $2,000,000-$4,000,000	3.0	0.0	3.0	1.0	0.0	1.0
New losses $1,000,000-$2,000,000	2.7	3.8	(1.1)	1.8	2.3	(0.5)
New losses $750,000-$1,000,000	1.1	1.0	0.1	0.8	0.9	(0.1)
New losses $500,000-$750,000	1.7	1.3	0.4	1.5	1.2	0.3
New losses $250,000-$500,000	4.2	4.8	(0.6)	4.4	3.8	0.6
Case reserve development above $250,000	1.3	1.4	(0.1)	2.7	1.7	1.0

Total large losses incurred	16.9	15.3	1.6	13.2	10.9	2.3
Other losses excluding catastrophe losses	38.3	40.6	(2.3)	41.9	42.6	(0.7)
Catastrophe losses	7.9	23.8	(15.9)	22.0	20.7	1.3

Total loss ratio	63.1%	79.7%	(16.6)	77.1%	74.2%	2.9

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2009, these losses and case reserves increased $4 million compared with last year’s third quarter. The increase was largely due to more claims with losses of $2 million or greater. Homeowner fire losses were primarily responsible for the $12 million increase in total personal lines large losses for the first nine months of 2009. We believe results for the three-month and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in the large case reserves for claims above $250,000.
Cincinnati Financial 3Q09 10-Q     38

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

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2009	2008	Change %	2009	2008	Change %

Personal auto:
Written premiums	$90	$88	2.0	$246	$246	0.2
Earned premiums	80	81	(1.2)	239	245	(2.5)
Loss and loss expenses incurred	52	52	0.6	163	154	5.9
Loss and loss expense ratio	64.9%	63.7%		68.1%	62.7%
Contribution from catastrophe losses	0.6	1.7		1.4	2.2
Contribution from prior period reserve development	(3.9)	(5.3)		(0.9)	(3.1)
Homeowner:
Written premiums	$75	$72	3.8	$208	$212	(1.9)
Earned premiums	68	64	4.8	207	208	(0.3)
Loss and loss expenses incurred	65	79	(17.7)	261	238	9.6
Loss and loss expense ratio	96.4%	122.8%		126.0%	114.6%
Contribution from catastrophe losses	18.0	54.5		49.4	46.2
Contribution from prior period reserve development	(4.3)	(4.0)		2.4	(0.9)
Other personal:
Written premiums	$25	$24	5.9	$70	$67	4.4
Earned premiums	22	22	4.4	67	65	2.7
Loss and loss expenses incurred	8	20	(61.5)	26	43	(40.6)
Loss and loss expense ratio	33.8%	91.5%		38.0%	65.8%
Contribution from catastrophe losses	3.4	14.5		11.0	8.9
Contribution from prior period reserve development	(49.1)	(38.5)		(42.6)	(26.3)
As discussed above, the loss and loss expense ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves from prior accident years can also distort measures of profitability trends for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the nine months ended September 30, 2009, the personal line of business with the most significant adverse profitability trend was homeowner. As discussed above, we continue to take action to improve pricing per risk and overall rates, which is expected to improve future profitability trends. In addition we anticipate that the unusually high catastrophe loss levels of 2009 to return near the historical average, with the long-term future average to improving due to gradual geographic diversification into states less prone to catastrophe losses.
Cincinnati Financial 3Q09 10-Q     39

Life Insurance Results of Operations
Overview
Performance highlights for the life insurance segment include:
•	Revenues — Revenues were higher for the three and nine months ended September 30, 2009, because of increased earned premiums.

Earned premiums increased largely due to growth in term life insurance. Term life insurance earned premiums increased 13.9 percent in the first nine months of 2009 compared with the first nine months of 2008.

Net written premiums increased for the three and nine months ended September 30, 2009 to $110 million and $233 million compared with $44 million and $135 million in the comparable 2008 period. The increase in written premiums primarily was due to sales of fixed annuity products. Fixed annuity written premiums for the third quarter and first nine months of 2009 were $70 million and $113 million compared with $8 million and $23 million for the same periods of 2008. Fixed annuity written premiums have a minimal impact to earned premiums. We do not write variable or equity-indexed annuities.

Gross in-force policy face amounts increased to $68.895 billion at September 30, 2009, from $65.888 billion at year-end 2008.
Life Insurance Results

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2009	2008	Change %	2009	2008	Change %

Written premiums	$110	$44	150.1	$233	$135	73.2

Earned premiums	$33	$30	10.7	$103	$93	11.0
Separate account investment management fees	—	—	nm	1	1	(56.3)

Total revenues	33	30	12.1	104	94	10.0

Contract holders benefits incurred	40	41	(1.0)	118	114	3.1
Investment interest credited to contract holders	(17)	(16)	10.1	(50)	(47)	7.6
Operating expenses incurred	9	11	(16.7)	34	33	4.6

Total benefits and expenses	32	36	(10.7)	102	100	1.5

Life insurance segment gain	$1	$(6)	nm	$2	$(6)	nm

•	Profitability — The life insurance segment frequently reports only a small profit or loss on a GAAP basis because most of its investment income is included in investment segment results. We include investment income credited to contract holders (interest assumed in life insurance policy reserve calculations) in life insurance segment results. The segment reported a $1 million profit in the third quarter of 2009 primarily due to increased earned premiums and reduced operating expenses. Primarily due to increased earned premiums, the segment reported a profit of $2 million for the nine months ended September 30, 2009. Life insurance segment profitability for the third quarter and first nine months of 2009 compares favorably to a reported $6 million loss for the same periods of 2008 when the segment experienced less favorable mortality expense.

At the same time, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life insurance-related invested assets, the life insurance company reported a net gain of $8 million and $5 million in the three and nine months ended September 30, 2009, compared with a net loss of $24 million and $20 million in the three and nine months ended September 30, 2008. The life insurance company portfolio had after-tax realized investment gains of $1 million in the third quarter and realized investment losses of $21 million in the nine months ended September 30, 2009. For the three and nine months ended September 30, 2008, after-tax realized investment losses totaled $29 million and $44 million, respectively.

Life segment expenses consist principally of contract holders (policyholders) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs.
Cincinnati Financial 3Q09 10-Q     40

Investments Results of Operations
Overview
The investment segment contributes investment income and realized gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.
Investment Income
Pretax investment income declined 2.4 percent and 10.3 percent for the three and nine months ended September 30, 2009, primarily due to dividend reductions for holdings in our equity portfolio. Interest income increased significantly, nearly offsetting the reduction in dividends for the third quarter, as we have allocated a larger portion of our investment portfolio to fixed-maturity securities. In our 2008 Form 10-K, Item 7, Investments Outlook, Page 69, we discussed our portfolio strategies. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in Item 3, Quantitative and Qualitative Disclosures About Market Risk, Page 49.
Investment Results

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2009	2008	Change %	2009	2008	Change %

Investment income:
Interest	$104	$83	26.0	$296	$238	24.5
Dividends	24	46	(48.0)	74	169	(56.2)
Other	1	3	(70.4)	6	10	(47.3)
Investment expenses	(2)	(2)	(18.0)	(6)	(5)	(11.3)

Total investment income, net of expenses	127	130	(2.4)	370	412	(10.3)

Investment interest credited to contract holders	(17)	(16)	(10.1)	(50)	(47)	(7.6)

Realized investment gains and losses summary:
Realized investment gains and losses, net	106	401	(73.6)	180	441	(59.1)
Change in fair value of securities with embedded derivatives	15	(8)	296.0	23	(13)	268.0
Other-than-temporary impairment charges	(11)	(121)	90.8	(113)	(400)	71.7

Total realized investment gains and losses, net	110	272	(59.6)	90	28	218.1

Investment operations income	$220	$386	(43.2)	$410	$393	4.0

Net Realized Gains and Losses
We reported net realized investment gains of $110 million and $90 million in the three months and nine months ended September 30, 2009, driven by net gains from investment sales and bond calls that were partially offset by other-than-temporary impairment charges. We reported $272 million and $28 million of net realized investment gains in the three months and nine months ended September 30, 2008.
Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on results in any quarter. However, such gains or losses usually have little, if any, effect on total shareholders’ equity because most equity and fixed-maturity investments are carried at fair value, with the unrealized gain or loss included as a component of other comprehensive income. Accounting requirements for other-than-temporary impairment charges for the fixed-maturity portfolio are disclosed in Item 1, Note 2, Investments on Pages 11-12.
The total realized investment gains for the first nine months of 2009 reflected:
•	$366 million in gains from equity sales including $123 million from sale of ExxonMobil; $87 million from the sale of Procter & Gamble; $67 million from the sale of Fifth Third Bancorp; and $89 million from the sale of various other common stock holdings. These gains were partially offset by realized losses of $161 million from sales of various equity securities, including $52 million from the sale of General Electric Co. (NYSE: GE).

•	$19 million in net losses from fixed-maturity sales and calls and $6 million in net losses from a write-off of an other invested asset.

•	$23 million in gains from changes in fair value of securities with embedded derivatives.

•	$113 million in other-than-temporary impairment charges to write down holdings of fixed maturities, preferred stocks and common stocks.
The $180 million realized investment gains are net of realized losses. Of the $197.7 million in realized losses on securities sold in the nine months ended September 30, 2009, $149.6 million occurred in the first quarter, $40.3 million occurred in the second quarter and $7.7 million occurred in the third quarter.
Of the $149.6 million in first-quarter 2009 realized losses, $19.6 million of realized losses were for securities that had been in an unrealized gain position at December 31, 2008, $1.3 million of first-quarter realized losses were for securities sold in connection with dissolution of one of our subsidiaries in February 2009, and $0.4 million of first-quarter realized losses was for one security that had been written down as an other-than-temporary impairment at December 31, 2008. The remaining $128.3 million of the $149.6 million of
Cincinnati Financial 3Q09 10-Q     41

realized losses on the sale of securities in the first quarter of 2009 resulted from sales of securities related to the financial services sector. These sales can be divided into two groups: bank preferred stocks and two common stocks.
Certain bank preferred stocks accounted for $66.5 million of first-quarter 2009 realized losses. At year-end 2008, bank preferred stocks were under pressure because of the government takeover of Fannie Mae and Freddie Mac. Also adversely affecting the preferred securities of financial services companies were government intervention in the financial sector combined with declining asset bases. Although under pressure, these securities continued to pay their dividends, supporting our ability and intent to hold these securities pursuant to our investment policy, as we expected recovery to occur within a reasonable period as the credit environment stabilized.
Subsequent to year-end, pressure on the securities of financial institutions intensified. The likelihood for nationalization of banks was increasing, which would likely result in a repeat of the effects of the takeovers of Fannie Mae and Freddie Mac, potentially squeezing out this asset class, or at a minimum, could result in elimination of or deep cuts to the dividends for these preferred securities. The impact of these events subsequent to year-end was inconsistent with our investment policy of holding income-producing securities, and therefore our intent to hold the securities changed from year-end. The BIX Index (S&P Banking Index) declined by approximately 64 percent between December 31, 2008, and March 6, 2009, reinforcing both the market outlook for the sector and our decision to sell these securities during the first quarter as these events unfolded.
The sale of two common stocks in the first quarter of 2009 accounted for the remaining $61.8 million of realized losses. Our rationale for determining that the decline in the value of both stocks at year-end 2008 was not other-than temporary was due to our intent to hold these securities. Both companies were maintaining their dividends and we expected recovery to cost within a reasonable time. Following one company’s announcement of a dividend cut in February 2009, we sold our position, realizing a loss of $51.7 million. The other company derived approximately 71 percent of its revenue from financial institutions. The same industry concerns expressed above for bank preferred securities of financial institutions emerged, leading us to a decision to sell our position, realizing a loss of $10.1 million.
Of the $40.3 million in second-quarter 2009 realized losses, $3.5 million of the realized losses were for the sale of securities that had been in an unrealized gain position at March 31, 2009. One security, which accounted for $21.9 million of the realized loss, suspended its dividend payment during the second quarter. Five fixed maturities, which accounted for $7.5 million of the realized loss, were impaired in previous quarters, reversed when ASC 320 was implemented, then subsequently were sold. One security, which accounted for $1.0 million of the realized loss, was sold due to a company involved in a pending merger. Of the remaining $6.4 million, one common stock amounting to $4.9 million of the realized loss, was in an unrealized loss position at March 31, 2009.
Of the $7.7 million in third-quarter 2009 realized losses, $0.7 million of the realized losses were for the sale of securities that had been in an unrealized gain position at June 30, 2009, $0.3 million was a write-off of an expired interest rate swap and $6.7 million were write-offs of other invested assets, including $6.1 million for a venture capital investment related to a bank failure that occurred in the third quarter of 2009.
We believe that if the improving liquidity in the markets were to reverse, or the economic recovery were to significantly stall, we could experience declines in portfolio values and possible additional other-than-temporary-impairment charges. Of the 2,470 securities in the portfolio, 18 were trading below 70 percent of book value at September 30, 2009. Of these 18 securities, none were equity securities. Our asset impairment committee regularly monitors the portfolio.
Cincinnati Financial 3Q09 10-Q     42

The table below provides additional detail for other-than-temporary impairment charges.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2009	2008	2009	2008

Fixed maturities
Financial	$2	$40	$23	$51
Other	9	1	31	26

Total fixed maturities	11	41	54	77

Common equities
Financial	—	—	—	184
Health	—	—	6	30
Industrial	—	—	26	—
Consumer discretionary	—	—	10	—
Material	—	—	7	—

Total common equities	—	—	49	214

Preferred equities
Financial	—	31	10	49
Agency	—	49	—	59
Other	—	—	—	1

Total preferred equities	—	80	10	109

Total	$11	$121	$113	$400

Other
We report as “Other” the non-investment operations of the parent company and its non-insurer subsidiaries, CFC Investment Company and CSU Producer Resources Inc. We also report as “Other” the results of The Cincinnati Specialty Underwriters Insurance Company, as well as other income of our standard market property casualty insurance subsidiary. Also included in 2008 and year-to-date 2009 results for this segment are the operations of a former subsidiary, CinFin Capital Management Company (excluding client investment activities). CinFin Capital Management terminated all operations and the company was dissolved effective February 28, 2009.

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2009	2008	Change %	2009	2008	Change %

Interest and fees on loans and leases	$2	$2	(5.8)	$5	$6	(14.1)
Earned premiums	8	1	442.0	18	2	817.2
Money management fees	—	1	nm	—	2	nm
Other revenues	2	1	131.6	3	1	312.4

Total revenues	12	5	151.5	26	11	149.3

Interest expense	14	15	(3.5)	42	40	6.1
Losses and loss expenses	6	1	824.8	14	2	846.1
Underwriting expenses	4	3	97.4	17	3	434.4
Operating expenses	3	2	56.8	11	10	2.6

Total expenses	27	21	40.9	84	55	54.3

Pre-tax loss	$(15)	$(16)	6.1	$(58)	$(44)	(31.1)

Cincinnati Financial 3Q09 10-Q     43

Taxes
We had $73 million and $40 million of income tax expense in the three months and nine months ended September 30, 2009, compared with $109 million and $52 million for the same periods of 2008. The effective tax rate for the three and nine months ended September 30, 2009, was 29.9 percent and 17.5 percent compared with 30.6 percent and 16.2 percent in the same periods last year.
The change in our effective tax rate was the result of changes in pretax income from underwriting results, changes in investment income from dividends and the amount of realized investment gains and losses. A decrease in our dividends received deduction compared to prior year also contributed to the change in the effective tax rates for 2009.
Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Tax-Exempt Fixed Maturities, Page 50 for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For our insurance subsidiaries, approximately 85 percent of income from tax-advantaged fixed-maturity investments is exempt from federal tax. Our non-insurance companies own an immaterial amount of tax-advantaged fixed-maturity investments. For our insurance subsidiaries, the dividend received deduction, after the dividend proration of the 1986 Tax Reform Act, exempts approximately 60 percent of dividends from qualified equities from federal tax. For our non-insurance subsidiaries, the dividend received deduction exempts 70 percent of dividends from qualified equities. Details about our effective tax rate are found in our 2008 Annual Report on Form 10-K, Item 8, Note 11, Income Taxes, Page 112.
Liquidity and Capital Resources
At September 30, 2009, shareholders’ equity was $4.626 billion compared with $4.182 billion at December 31, 2008. Total debt was $839 million at September 30, 2009. At September 30, 2009, cash and cash equivalents totaled $448 million compared with $1.009 billion at December 31, 2008, with the decline primarily due to purchases of securities for our investment portfolio.
Sources of Liquidity
Subsidiary Dividends
Our lead insurance subsidiary did not declare any dividends to the parent company during the first nine months of 2009 compared with $160 million declared in the first nine months of 2008. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. During 2009, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $336 million.
Investing Activities
Investment income is a source of liquidity for both the parent company and its insurance subsidiary. We continue to focus on portfolio strategies to balance near-term income generation and long-term book value growth.
Parent company obligations can be funded with income on investments held at the parent company level or through realized gains on that portfolio, although we prefer to follow an investment philosophy seeking to compound cash flows over the long term. These sources of capital can help minimize subsidiary dividends to the parent company, protecting insurance subsidiary capital.
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
This table shows a summary of cash flow for all of our insurance operations (direct method):

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2009	2008	2009	2008

Premiums collected	$788	$802	$2,328	$2,379
Loss and loss expenses paid	(497)	(575)	(1,530)	(1,547)
Commissions and other underwriting expenses paid	(246)	(245)	(799)	(818)

Insurance subsidiary cash flow from underwriting	45	(18)	(1)	14
Investment income received	122	126	329	374

Insurance operating cash flow	$167	$108	$328	$388

Cincinnati Financial 3Q09 10-Q     44

Historically, cash receipts from property casualty and life insurance premiums, along with investment income, have been more than sufficient to pay claims, operating expenses and dividends to the parent company. While first-year life insurance expenses normally exceed first-year premiums, subsequent premiums are used to generate investment income until the time the policy benefits are paid.
Collected premiums are down $51 million for the first nine months of 2009, similar to the decline in net written premiums, and are the primary reason that cash flow from underwriting decreased. We discuss our future obligations for claims payments in our 2008 Annual Report on Form 10-K, Item 7, Obligations, Page 74, and our future obligations for underwriting expenses in our 2008 Annual Report on Form 10-K, Item 7, Other Commitments, Page 73.
Capital Resources
At September 30, 2009, our total debt-to-capital ratio improved to 15.3 percent, with $790 million in long-term debt and $49 million in borrowings on our short-term lines of credit. Based on our present capital requirements, we do not anticipate a material increase in debt levels during 2009. As a result, we believe that changes in our debt-to-capital ratio will continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders’ equity.
We provide details of our three long-term notes in our 2008 Annual Report on Form 10-K, Item 8, Note 8, Senior Debt, Page 109. None of the notes are encumbered by rating triggers. Our debt ratings are described in Progress Toward Long-Term Value Creation, Page 25.
On August 31, 2009, we renewed our $75 million unsecured line of credit with PNC Bank, N.A. It is a committed line of credit that may be used for general corporate purposes until expiration on August 29, 2010. We also have a second unsecured revolving line of credit for $150 million administered by The Huntington National Bank as discussed in our 2008 Annual Report on Form 10-K, Item 7, Short-term Debt, Page 72.
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
Contractual Obligations
In our 2008 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 73, we estimated our future contractual obligations as of December 31, 2008. There have been no material changes to our estimates of future contractual obligations.
Other Commitments
In addition to our contractual obligations, we have other operational commitments.
•	Commissions — Commissions paid were $463 million in the first nine months of 2009. Commission payments generally track with written premiums.
•	Other underwriting expenses — Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Non-commission underwriting expenses paid were $336 million in the first nine months of 2009.
•	In addition to contractual obligations for hardware and software, we anticipate capitalizing $27 million in spending for key technology initiatives in 2009. Capitalized development costs related to key technology initiatives were $20 million in the first nine months of 2009. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.
Investing Activities
After fulfilling operating requirements, we invest cash flows from underwriting, investment and other corporate activities in fixed-maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. See Progress Toward Long-Term Value Creation, Page 23, for a discussion of current refinements to our investment strategies that reflect our risk management activities. We discuss certain portfolio attributes in Item 3, Quantitative and Qualitative Disclosures about Market Risk, Page 49.
Cincinnati Financial 3Q09 10-Q     45

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders. In August 2009, the board of directors increased the regular quarterly cash dividend from 39 cents per share to 39.5 cents per share for an indicated annual rate of $1.58 per share. During the first nine months of 2009, $186 million was used for cash dividends to shareholders.
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
The rise in total gross reserves primarily was due to higher IBNR reserves for workers’ compensation and homeowner lines of business.
Commercial Lines Insurance Segment Reserves

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At September 30, 2009
Commercial casualty	$1,070	$297	$536	$1,903	50.8%
Commercial property	118	20	32	170	4.5
Commercial auto	265	50	66	381	10.2
Workers’ compensation	439	442	138	1,019	27.2
Specialty packages	70	10	11	91	2.4
Surety and executive risk	127	(1)	49	175	4.7
Machinery and equipment	5	3	1	9	0.2

Total	$2,094	$821	$833	$3,748	100.0%

At December 31, 2008
Commercial casualty	$1,046	$327	$527	$1,900	52.0%
Commercial property	135	7	32	174	4.8
Commercial auto	276	48	65	389	10.6
Workers’ compensation	445	353	126	924	25.3
Specialty packages	74	1	10	85	2.3
Surety and executive risk	129	(4)	50	175	4.8
Machinery and equipment	3	3	1	7	0.2

Total	$2,108	$735	$811	$3,654	100.0%

Personal Lines Insurance Segment Reserves

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total

At September 30, 2009
Personal auto	$129	$(2)	$28	$155	40.3%
Homeowners	75	37	18	130	33.5
Other personal	41	50	10	101	26.2

Total	$245	$85	$56	$386	100.0%

At December 31, 2008
Personal auto	$141	$(3)	$28	$166	43.5%
Homeowners	67	17	15	99	26.0
Other personal	53	52	11	116	30.5

Total	$261	$66	$54	$381	100.0%

Life Insurance Reserves
Gross life policy reserves were $1.698 billion at September 30, 2009, compared with $1.551 billion at year-end 2008, reflecting continued growth in fixed annuities and life insurance policies in force. We discuss our life insurance reserving practices in our 2008 Annual Report on Form 10-K, Item 7, Life Insurance Policy Reserves, Page 44.
Cincinnati Financial 3Q09 10-Q      46

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
As updated in Note 1, Accounting Policies, beginning on Page 7, our invested asset impairment policy now states that fixed maturities the company 1) intends to sell or 2) more likely than not will be required to sell before recovery of its amortized cost basis are deemed to be other-than-temporarily impaired. The book value of any such securities is reduced to fair value as the new cost basis, and a realized loss is recorded in the quarter in which it is recognized. When these two criteria are not met, and the company believes that full collection of interest and/or principal is not likely, the company determines the net present value of future cash flows, using the effective interest rate implicit in the security at the date of acquisition as the discount rate, and compares that amount to the amortized cost and fair value of the security. The difference between the net present value of the cash flows and the amortized cost of the security is considered a credit loss and recognized as a realized loss in the quarter in which it occurred. The difference between fair value and the net present value of the cash flows of the security, the non-credit loss, is recognized in other comprehensive income as an unrealized loss.
Fair Value Measurements
Valuation of Financial Instruments
Valuation of financial instruments, primarily securities held in our investment portfolio, is a critical component of our interim financial statement preparation. Fair Value Measurements and Disclosures, ASC 820-10, defines fair value as the exit price or the amount that would be 1) received to sell an asset or 2) paid to transfer a liability in an orderly transaction between marketplace participants at the measurement date. When determining an exit price, we must, whenever possible, rely upon observable market data. Prior to the adoption of ASC 820-10, we considered various factors such as liquidity and volatility but primarily obtained pricing from various external services, including broker quotes.
The fair value measurement and disclosure exit price notion requires our valuation also to consider what a marketplace participant would pay to buy an asset or receive to assume a liability. Therefore, while we can consider pricing data from outside services, we ultimately determine whether the data or inputs used by these outside services are observable or unobservable.
In accordance with ASC 820-10, we have categorized our financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level that is significant to the fair value measurement of the instrument.
Financial assets and liabilities recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as described in Item 1, Note 3, Fair Value Measurements, Page 13.
Cincinnati Financial 3Q09 10-Q      47

Level 1 and Level 2 Valuation Techniques
Over 99 percent of the $10.349 billion of securities in our investment portfolio measured at fair value are classified as Level 1 or Level 2. Financial assets that fall within Level 1 and Level 2 are priced according to observable data from identical or similar securities that have traded in the marketplace. Also within Level 2 are securities that are valued by outside services or brokers where we have evaluated the pricing methodology and determined that the inputs are observable.
Included in the Level 2 hierarchy is a small portfolio of collateralized mortgage obligations that represented less than 1 percent of the fair value of our investment portfolio at September 30, 2009. We obtained the CMOs as part of the termination of our securities lending program during 2008. The CMOs were an investment made by one of the short-duration funds, which subsequently dissolved and distributed the assets to its investors. When we terminated the securities lending program, we chose to retain the CMOs rather than sell them at what we felt were distressed prices in an illiquid market.
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
Management ultimately determined the pricing for each Level 3 security that we considered to be the best exit price valuation. As of September 30, 2009, total Level 3 assets were less than 1 percent of our investment portfolio measured at fair value, which was relatively stable throughout 2008 and the first half of 2009. Broker quotes are obtained for thinly traded securities that subsequently fall within the Level 3 hierarchy. We obtained two non-binding quotes from brokers and, after evaluating, our investment professionals typically selected the more conservative price for fair value.
Cincinnati Financial 3Q09 10-Q      48

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
The fair value of our investment portfolio was $10.349 billion at September 30, 2009, compared with $8.807 billion at year-end 2008.

	At September 30, 2009				At December 31, 2008
(In millions)	Book value	% of BV	Fair value	% of FV	Book value	% of BV	Fair value	% of FV

Taxable fixed maturities	$4,381	47.4%	$4,583	44.3%	$3,354	40.8%	$3,094	35.1%
Tax-exempt fixed maturities	2,893	31.2	3,085	29.8	2,704	32.9	2,733	31.0
Common equities	1,897	20.5	2,577	24.9	1,889	23.0	2,721	30.9
Preferred equities	75	0.8	92	0.9	188	2.3	175	2.0
Short-term investments	12	0.1	12	0.1	84	1.0	84	1.0

Total	$9,258	100.0%	$10,349	100.0%	$8,219	100.0%	$8,807	100.0%

Our consolidated portfolio contains $95 million of assets for which values are based on prices or valuation techniques that require management judgment (Level 3 assets). We obtain at least two outside valuations for these assets and generally use the more conservative calculation. These investments include private placements, small issues and various thinly traded securities.
As of September 30, 2009, total Level 3 assets were less than 1 percent of investment portfolio assets measured at fair value compared with 1.6 percent at December 31, 2008. See Item 1, Note 3, Fair Value Measurements, Page 13, for additional discussion of our valuation techniques.
In addition, Other invested assets included $40 million of life policy loans and liens, $22 million of venture capital fund investments, $11 million of private equity investments and $6 million of investment in real estate, as of September 30, 2009.
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
The strong rallies in the municipal and corporate bond markets this year, primarily driven by credit spread tightening, have significantly improved the valuations in our bond portfolio. As a result, our bond portfolio was at 105.4 percent of its book value at September 30, 2009, as compared to 96.2 percent at December 31, 2008.
Credit ratings as of September 30, 2009, compared with December 31, 2008, for the fixed-maturity and short-term portfolios were:

	At September 30, 2009		At December 31, 2008
	Fair	Percent	Fair	Percent
(In millions)	value	to total	value	to total

Moody’s Ratings and Standard & Poor’s Ratings combined
Aaa, Aa, A, AAA, AA, A	$4,908	63.9%	$4,149	70.2%
Baa, BBB	2,181	28.4	1,258	21.3
Ba, BB	261	3.4	240	4.1
B, B	49	0.6	46	0.8
Caa, CCC	38	0.5	7	0.1
Ca, CC	11	0.1	3	0.1
C, C	—	0.0	—	0.0
Non-rated	232	3.1	208	3.4

Total	$7,680	100.0%	$5,911	100.0%

The slight shift in the portfolio ratings during the first nine months of 2009 was primarily the result of considerably more purchase activity in the corporate bond portfolio and less emphasis on adding new municipal securities. The effect of acquisitions and dispositions, including redemptions exercised by securities issuers, resulted in a net reduction of over $100 million in government-sponsored enterprises that
Cincinnati Financial 3Q09 10-Q      49

were AAA rated, diluting the bond portfolio’s ratings. In the table above, Moody’s ratings and Standard & Poor’s ratings are combined into single equivalent levels. In situations where ratings differed, the higher of the two is used.
Attributes of the fixed-maturity portfolio include:

	At September 30,		At December 31,
	2009		2008

Weighted average yield-to-book value	5.9%		5.6%
Weighted average maturity	7.6	yrs	8.2	yrs
Effective duration	5.4	yrs	5.4	yrs
We discuss maturities of our fixed-maturity portfolio in our 2008 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 104.
Taxable Fixed Maturities
Our taxable fixed-maturity portfolio (at fair value) includes:
•	$303 million in U.S. agency paper that is rated Aaa/AAA by Moody’s and Standard & Poor’s, respectively.

•	$3.850 billion in investment-grade corporate bonds that have a Moody’s rating at or above Baa3 or a Standard & Poor’s rating at or above BBB-.

•	$313 million in high-yield corporate bonds that have a Moody’s rating below Baa3 and a Standard & Poor’s rating below BBB-.

•	$117 million in convertible bonds and redeemable preferred stocks.
Our strategy typically is to buy and hold fixed-maturity investments to maturity, but we monitor credit profiles and market value movements when determining holding periods for individual securities.
The largest non-financial sectors in our investment-grade corporate bond portfolio, based on fair value at September 30, 2009, are energy and utilities, representing 12.5 percent and 11.2 percent, respectively, compared with 9.8 percent and 11.6 percent at year-end 2008. The financial-related sectors of banking, brokerage, finance/investment and insurance represented 24.9 percent of fair value of our investment-grade corporate bond portfolio at September 30, 2009, compared with 30.7 percent at year-end 2008. We believe our weighting in financial-related sectors is below the average for the corporate bond market as a whole.
Tax-Exempt Fixed Maturities
We traditionally have purchased municipal bonds focusing on general obligation and essential services bonds, such as sewer, water or others. While no single municipal issuer accounted for more than 0.6 percent of the tax-exempt municipal bond portfolio at September 30, 2009, there are higher concentrations within individual states. Holdings in our two most concentrated states, Texas and Indiana, accounted for 31.8 percent of the municipal bond portfolio at September 30, 2009, compared with 35.0 percent at year-end 2008.
We have continued to purchase municipal bonds because of their excellent after-tax yields. At September 30, 2009, bonds representing $2.362 billion, or 76.6 percent, of the fair value of our municipal portfolio were insured with an average rating of Aaa. Because of our emphasis on general obligation and essential services bonds, 98.1 percent of the insured municipal bonds have an underlying rating of at least A3 or A-.
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
Cincinnati Financial 3Q09 10-Q      50

The table below summarizes the effect of hypothetical changes in interest rates on the fixed-maturity portfolio:

	Fair value of	Effective duration
	fixed maturity	100 basis point	100 basis point
(In millions)	portfolio	spread decrease	spread increase

At September 30, 2009	$7,668	$8,081	$7,255

At December 31, 2008	5,827	6,141	5,514
The effective duration of the fixed-maturity portfolio is currently 5.4 years, unchanged from year-end 2008. A 100 basis point movement in interest rates would result in an approximately 5.4 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value will be to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.
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
Short-Term Investments
Our short-term investments consist primarily of commercial paper, demand notes or bonds purchased within one year of maturity. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as taxes. At September 30, 2009, we had $12 million of short-term investments compared with $84 million at year-end 2008.
Equity Investments
Our common stock investments generally are securities of companies with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of the common equities we hold can provide a floor to their valuation. A $100 million unrealized change in the value of the common stocks owned at period end would cause a change of $65 million, or approximately 40 cents per share, in our shareholders’ equity.
At September 30, 2009, three holdings had a fair value equal to or greater than 5 percent of our publicly-traded common stock portfolio compared with four similar holdings at year-end 2008. Wyeth is our largest single common stock investment, comprising 8.5 percent of the publicly traded common stock portfolio and 2.1 percent of the investment portfolio. Other common stocks with a fair value greater than 5 percent of our publicly-traded common stock portfolio include Procter & Gamble and Johnson & Johnson (NYSE:JNJ).
Common Stock Portfolio Industry Sector Distribution

	Percent of Publicly Traded Common Stock Portfolio
	At September 30, 2009		At December 31, 2008
	Cincinnati	S&P 500 Industry	Cincinnati	S&P 500 Industry
	Financial	Weightings	Financial	Weightings

Sector:
Healthcare	24.6%	13.1%	21.6%	14.8%
Consumer staples	14.8	11.5	19.8	12.8
Energy	10.6	11.7	16.8	13.3
Consumer discretionary	9.1	9.2	6.6	8.4
Information technology	9.0	18.7	4.2	15.3
Industrials	8.9	10.2	6.1	11.1
Financial	7.8	15.2	12.4	13.3
Utilities	7.5	3.7	9.3	4.2
Materials	4.5	3.5	1.9	3.0
Telecomm services	3.2	3.2	1.3	3.8

Total	100.0%	100.0%	100.0%	100.0%

Cincinnati Financial 3Q09 10-Q      51

Unrealized Investment Gains and Losses
At September 30, 2009, unrealized investment gains before taxes for the consolidated investment portfolio totaled $1.224 billion and unrealized investment losses amounted to $133 million. The April 1, 2009, adoption of ASC 320, as disclosed in Item 1, Note 1, Accounting Policies on Pages 7-8, increased unrealized losses by $163 million for previously impaired fixed-maturity securities.
Unrealized Investment Gains
The unrealized investment gains at September 30, 2009, largely were due to a long-term net gain position of $680 million for our common stock portfolio. Contributing 10 percent or more of that net gain position were three publicly traded holdings totaling $391 million in gains: Wyeth, Procter & Gamble, and ExxonMobil.
Unrealized Investment Losses — Potential Other-than-temporary Impairments
We expect the number of securities trading below book value to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, book values for some securities are revised through impairment charges recognized in prior periods.
During the third quarter of 2009, a total of 13 securities, primarily fixed-maturity securities, were written down as other-than-temporarily impaired. The other-than-temporary impairments resulted in pretax, non-cash charges of $11 million and $113 million for the three-month and nine-month periods ended September 30, 2009. During the same periods of 2008, we impaired securities resulting in $121 million and $400 million of other-than-temporary impairment charges.
At September 30, 2009, 278 of the 2,470 securities we owned were trading below book value compared with 944 of the 2,223 securities we owned at year-end 2008. The 278 holdings trading below book value at September 30, 2009, represented 13.6 percent of fair value of invested assets and $133 million in unrealized losses.
•	198 of these holdings were trading between 90 percent and 100 percent of book value. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 198 securities was $1.090 billion at September 30, 2009, and they accounted for $49 million in unrealized losses.

•	62 of these holdings were trading between 70 percent and 90 percent of book value at September 30, 2009. The fair value of these holdings was $305 million, and they accounted for $72 million in unrealized losses. These securities, which are being closely monitored, have been affected by a combination of factors including the distress in the mortgage market, slumping real estate valuations, the effects of the recession and the effects of higher interest rates on longer duration instruments. The majority of these are fixed income securities in the financial and real estate sectors.

•	18 securities were trading below 70 percent of book value at September 30, 2009, and none are equity securities. The fair value of those holdings was $21 million, and they accounted for $12 million in unrealized losses. The majority of these are in the financial and real estate sectors.
Cincinnati Financial 3Q09 10-Q      52

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In millions)	value	losses	value	losses	value	losses

At September 30,
2009
Fixed maturities:
States, municipalities and political subdivisions	$7	$1	$32	$2	$39	$3
Government-sponsored enterprises	116	1	—	—	116	1
Short-term investments	1	—	—	—	1	—
Collateralized mortgage obligations	10	5	16	5	26	10
Corporate bonds	321	35	399	21	720	56

Total	455	42	447	28	902	70
Equity securities	145	7	368	56	513	63

Total	$600	$49	$815	$84	$1,415	$133

At December 31,
2008
Fixed maturities:
States, municipalities and political subdivisions	$592	$26	$94	$5	$686	$31
Convertibles and bonds with warrants attached	195	15	38	5	233	20
Government-sponsored enterprises	141	2	—	—	141	2
All other corporate bonds and short-term investments	1,367	215	254	68	1,621	283

Total	2,295	258	386	78	2,681	336
Equity securities	820	219	79	41	899	260

Total	$3,115	$477	$465	$119	$3,580	$596

During the quarter ended September 30, 2009, we impaired 13 securities. At September 30, 2009, 135 fixed-maturity investments with a total unrealized loss of $28 million had been in an unrealized loss position for 12 months or more. Of that total, six fixed-maturity securities with a fair value of $4 million were trading under 70 percent of book value and accounted for $2 million in unrealized losses; 18 fixed maturity securities with a fair value of $48 million were trading from 70 percent to less than 90 percent of book value and accounted for $10 million in unrealized losses; and 111 fixed maturity securities with a fair value of $395 million were trading from 90 percent to less than 100 percent of book value and accounted for $16 million in unrealized losses.
No equity securities were in an unrealized loss position for 12 months or more at September 30, 2009, and trading under 70 percent of book value. Eleven equity securities were in an unrealized loss position for 12 months or more, of which six equity securities with a fair value of $136 million were trading from 70 percent to less than 90 percent of book value and accounted for $38 million in unrealized losses; five equity securities with a fair value of $232 million were trading between 90 percent to less than 100 percent of book value and accounted for $18 million in unrealized losses. As of September 30, 2009, applying our invested asset impairment policy, we determined that unrealized losses on equity securities, including the 11 described above, were not OTTI.
Cincinnati Financial 3Q09 10-Q      53

As described on Page 51, “Equity Investments,” our long-term equity investment philosophy emphasizes companies with strong indications of paying and growing dividends. Combined with our strong surplus and cash flow, this provides us with the ability to hold these investments through what we believe to be slightly longer recovery periods occasioned by the recession and historic levels of market volatility. When determining OTTI charges for our equity portfolio, our invested asset impairment policy considers qualitative and quantitative factors, including facts and circumstances specific to individual securities, asset classes, the financial condition of the issuer, changes in dividend payment, the length of time fair value had been less than book value, the severity of the decline in fair value below book value, the volatility of the security and our ability and intent to hold each position until its forecasted recovery.
Eleven equity securities in an unrealized loss position for 12 months or more as of September 30, 2009, accounted for unrealized losses of $56 million. Four preferred stocks accounted for $4.7 million in unrealized losses, of which three were trading between 70 and 90 percent of book value. Our expected recovery period for these four preferred stocks ranges from four to six quarters from September 30, 2009. Preferred stocks have been adversely affected by government intervention in the takeover of Fannie Mae and Freddie Mac, but should recover as the credit environment continues to improve with the continued effect of government stimulus.
The remaining seven equity securities in an unrealized loss position for 12 months or more as of September 30, 2009, were common stocks accounting for $51.8 million in unrealized losses. Three common stocks trading between 70 and 90 percent of book value accounted for $34.1 million in unrealized losses. During the six months ended September 30, 2009, the fair value of these three common stocks increased between 6 percent and 25 percent, demonstrating a strong pace of recovery. Our expected recovery period for these three common stocks is three quarters from September 30, 2009.
All of these equity securities continue to pay their dividends. These securities appear to have weathered the historic levels of market volatility of the past year and have now resumed valuations where full cost recovery could be expected in the near term, although ordinary market fluctuations could affect valuations at any measurement period.
During 2008, we impaired 126 securities. At December 31, 2008, 142 fixed maturity investments with a total unrealized loss of $78 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed maturity investments were trading below 70 percent of book value. Six equity investments with a total unrealized loss of $41 million had been in an unrealized loss position for 12 months or more as of December 31, 2008. Two of these equity investments were trading below 70 percent of book value.
Cincinnati Financial 3Q09 10-Q      54

The following table summarizes the investment portfolio by severity of decline:

				Gross	Gross
	Number	Book	Fair	unrealized	investment
(In millions)	of issues	value	value	gain/loss	income

At September 30, 2009
Taxable fixed maturities:
Trading below 70% of book value	17	$31	$19	$(12)	$2
Trading at 70% to less than 100% of book value	221	899	844	(55)	41
Trading at 100% and above of book value	822	3,451	3,720	269	148
Securities sold in current year					12

Total	1,060	4,381	4,583	202	203

Tax-exempt fixed maturities:
Trading below 70% of book value	1	2	2	—	—
Trading at 70% to less than 100% of book value	23	39	36	(3)	1
Trading at 100% and above of book value	1,303	2,852	3,047	195	92
Securities sold in current year					1

Total	1,327	2,893	3,085	192	94

Common equities:
Trading below 70% of book value	—	—	—	—	—
Trading at 70% to less than 100% of book value	9	547	488	(59)	13
Trading at 100% and above of book value	43	1,350	2,089	739	49
Securities sold in current year					4

Total	52	1,897	2,577	680	66

Preferred equities:
Trading below 70% of book value	—	—	—	—	—
Trading at 70% to less than 100% of book value	5	29	25	(4)	1
Trading at 100% and above of book value	20	46	67	21	4
Securities sold in current year					1

Total	25	75	92	17	6

Short-term investments:
Trading below 70% of book value	—	—	—	—	—
Trading at 70% to less than 100% of book value	2	2	2	—	—
Trading at 100% and above of book value	4	10	10	—	—
Securities sold in current year					—

Total	6	12	12	—	—

Portfolio summary:
Trading below 70% of book value	18	33	21	(12)	2
Trading at 70% to less than 100% of book value	260	1,516	1,395	(121)	56
Trading at 100% and above of book value	2,192	7,709	8,933	1,224	293
Investment income on securities sold in current year	—	—	—	—	18

Total	2,470	$9,258	$10,349	$1,091	$369

At December 31, 2008
Portfolio summary:
Trading below 70% of book value	83	$528	$322	$(206)	$25
Trading at 70% to less than 100% of book value	861	3,648	3,258	(390)	176
Trading at 100% and above of book value	1,279	4,043	5,227	1,184	290
Investment income on securities sold in current year	—	—	—	—	39

Total	2,223	$8,219	$8,807	$588	$530

See our 2008 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 45, as updated in Item 1, Note 1, Accounting Policies, Page 7 for the adoption of ASC 320.
Cincinnati Financial 3Q09 10-Q      55

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures — The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
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
Changes in Internal Control over Financial Reporting — During the three and nine months ended September 30, 2009, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We did not sell any of our shares that were not registered under the Securities Act during the first nine months of 2009. The board of directors has authorized share repurchases since 1996. We discuss the board authorization in our 2008 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Parent Company Liquidity, Page 70. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to SEC regulations.

			Total number of shares	Maximum number of
	Total number	Average	purchased as part of	shares that may yet be
	of shares	price paid	publicly announced	purchased under the
2009	purchased	per share	plans or programs	plans or programs

January	0	$0.00	0	8,543,608
February	0	0.00	0	8,543,608
March	3,174	22.69	3,174	8,540,434
April	1,303	26.71	1,303	8,539,131
May	0	0.00	0	8,539,131
June	0	0.00	0	8,539,131
July	0	0.00	0	8,539,131
August	0	0.00	0	8,539,131
September	0	0.00	0	8,539,131

Totals	4,477	23.86	4,477

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
Cincinnati Financial 3Q09 10-Q      56

Item 3.	Defaults upon Senior Securities
We have not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.
Cincinnati Financial 3Q09 10-Q      57

Item 6.	Exhibits

Exhibit No.	Exhibit Description
3.1A	Amended Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 1999 Annual Report on Form 10-K dated March 23, 2000) (File No. 000-04604)

3.1B	Amendment to Article Fourth of Amended Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to Exhibit 3(i) filed with the company’s Current Report on Form 8-K dated July 15, 2005)

3.2	Regulations of Cincinnati Financial Corporation (incorporated by reference to the company’s Definitive Proxy Statement dated March 2, 1992, Exhibit 2) (File No. 000-04604)

10.1	Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, and PNC Bank, National Association, dated August 31, 2009 (which supersedes that certain Offer and Acceptance of terms to renew $75 million unsecured line of credit with PNC Bank, National Association, effective June 30, 2009, that was filed with and described in the company’s Current Report on Form 8-K dated July 7, 2009).

10.2	Swap Agreement by and among Cincinnati Financial Corporation, CFC Investment Company and PNC Bank, National Association, dated August 31, 2009.

11	Statement re: Computation of per share earnings for the three and nine months ended September 30, 2009, contained in Exhibit 11 of this report, Page 60

31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 — Chief Executive Officer

31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 — Chief Financial Officer

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
Cincinnati Financial 3Q09 10-Q      58

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CINCINNATI FINANCIAL CORPORATION

Date: October 29, 2009

/S/ Eric N. Mathews
Eric N. Mathews, CPCU, AIAF
Vice President, Assistant Secretary and Assistant Treasurer
(Principal Accounting Officer)
Cincinnati Financial 3Q09 10-Q      59