Form 10-K
period 2009-12-31
CINCINNATI FINANCIAL CORP
filed 2010-02-26
CIK 20286

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2009.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 if Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer" and smaller reporting company in Rule 12b-2 of the Exchange Act.
(Check one):   Large accelerated filer ☑  Accelerated filer ☐ Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $3,277,671,038 as of June 30, 2009.

As of February 22, 2010, there were 162,926,458 shares of common stock outstanding.

Document Incorporated by Reference

Portions of the definitive Proxy Statement for Cincinnati Financial Corporation’s Annual Meeting of Shareholders to be held on May 1, 2010, are incorporated by reference into Part III of this Form 10-K.

Part I
Item 1.	Business

Cincinnati Financial Corporation – Introduction

We are an Ohio corporation formed in 1968. Our lead subsidiary, The Cincinnati Insurance Company, was founded in 1950. Our main business is property casualty insurance marketed through independent insurance agents in 37 states. Our headquarters is in Fairfield, Ohio. At year-end 2009, we employed 4,170 associates, with 2,965 headquarters associates providing support to 1,205 field associates.

At year-end 2009, Cincinnati Financial Corporation owned 100 percent of three subsidiaries: The Cincinnati Insurance Company, CSU Producer Resources Inc., and CFC Investment Company. In addition, the parent company has an investment portfolio, owns the headquarters property and is responsible for corporate borrowings and shareholder dividends.

The Cincinnati Insurance Company owns 100 percent of our four additional insurance subsidiaries. Our standard market property casualty insurance group includes two of those subsidiaries – The Cincinnati Casualty Company and The Cincinnati Indemnity Company. This group writes a broad range of business, homeowner and auto policies. Other subsidiaries of The Cincinnati Insurance Company include The Cincinnati Life Insurance Company, which provides life insurance, disability income policies and annuities, and The Cincinnati Specialty Underwriters Insurance Company, which began offering excess and surplus lines insurance products in January 2008.

The two non-insurance subsidiaries of Cincinnati Financial are CSU Producer Resources, which offers insurance brokerage services to our independent agencies so their clients can access our excess and surplus lines insurance products; and CFC Investment Company, which offers commercial leasing and financing services to our agents, their clients and other customers.

Our filings with the Securities and Exchange Commission are available, free of charge, on our Web site, www.cinfin.com/investors, as soon as possible after they have been filed with the SEC. These filings include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In the following pages we reference various Web sites. These Web sites, including our own, are not incorporated by reference in this Annual Report on Form 10-K.

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

Our Business and Our Strategy

Introduction

The Cincinnati Insurance Company was founded 60 years ago by four independent insurance agents. They established the mission that continues to guide all of the companies in the Cincinnati Financial family – to grow profitably and enhance the ability of local independent insurance agents to deliver quality financial protection to the people and businesses they serve by:

•	providing market stability through financial strength

•	producing competitive, up-to-date products and services

•	developing associates committed to superior service

A select group of agencies in 37 states actively markets our property casualty insurance within their communities. Standard market commercial lines policies are marketed in all of those states, while personal lines policies are marketed in 29 of those states. Excess and surplus lines policies are available in 36 of those states. Within this select group, we also seek to become the life insurance carrier of choice and to help agents and their clients – our policyholders – by offering leasing and financing services.

Three competitive advantages distinguish our company, positioning us to build shareholder value and overall long-term success:

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

Independent Insurance Agency Marketplace

The U.S. property casualty insurance industry is a highly competitive marketplace with over 2,000 stock and mutual companies operating independently or in groups. No single company or group dominates across all product lines and states. Standard market insurance companies (carriers) can market a broad array of products nationally or:

•	choose to sell a limited product line or only one type of insurance (monoline carrier)

•	target a certain segment of the market (for example, personal insurance)

•	focus on one or more states or regions (regional carrier)

Standard market property casualty insurers generally offer insurance products through one or more distribution channels:

•	independent agents, who represent multiple carriers

•	captive agents, who represent one carrier exclusively, or

•	direct marketing to consumers

For the most part, we compete with standard market insurance companies that market through independent insurance agents. Agencies marketing our commercial lines products typically represent six to 12 standard market insurance carriers for commercial lines products, including both national and regional carriers, some of which may be mutual companies. Our agencies typically represent four to six standard personal lines carriers, and we also compete with carriers that market personal lines products through captive agents and direct writers. Distribution though independent insurance agents or brokers represents nearly 60 percent of overall U.S. property casualty insurance premiums and approximately 80 percent of commercial property casualty insurance premiums, according to studies by the Independent Insurance Agents and Brokers of America.

We are committed exclusively to the independent agency channel. The independent agencies that we choose to market our standard lines insurance products share our philosophies. They do business person to person; offer broad, value-added services; maintain sound balance sheets; and manage their agencies professionally. We develop our relationships with agencies that are active in their local communities, providing important knowledge of local market trends, opportunities and challenges.

In addition to the standard market for property casualty insurance, the excess and surplus lines market exists due to a regulatory distinction. Generally, excess and surplus lines insurance carriers provide insurance that is unavailable in the standard market due to market conditions or due to characteristics of the insured person or organization that are caused by nature, the insured's claim history or the characteristics of their business. Insurers operating in the excess and surplus lines market generally market business through excess and surplus lines insurance brokers, whether they are small specialty insurers or specialized divisions of larger insurance organizations.

We opened our own excess and surplus lines insurance brokerage firm so that we could offer excess and surplus lines products exclusively to the independent agents who market our other property casualty insurance products. We also market life insurance products through the agencies that market our property casualty products, and through other independent agencies that represent The Cincinnati Life Insurance Company without also representing our other subsidiaries.

At year-end 2009, our 1,180 property casualty agency relationships were marketing our standard market insurance products out of 1,463 reporting locations. An increasing number of agencies have multiple, separately identifiable locations, reflecting their growth and consolidation of ownership within the independent agency marketplace. The number of reporting agency locations indicates our agents’ regional scope and the extent of our presence within our 37 active states. At year-end 2008, our 1,133 agency relationships had 1,387 reporting locations. At year-end 2007, our 1,092 agency relationships had 1,327 reporting locations.

On average, we have an 11.1 percent share of the property casualty insurance purchased through our reporting agency locations. Our share is 16.7 percent in reporting agency locations that have represented us for more than 10 years; 5.9 percent in agencies that have represented us for five to 10 years; 3.9 percent in agencies that have represented us for one to five years; and 0.6 percent in agencies that have represented us for less than one year.

Our largest single agency relationship accounted for approximately 1.2 percent of our total property casualty earned premiums in 2009. No aggregate locations under a single ownership structure accounted for more than 2.2 percent of our earned premiums in 2009.

Financial Strength

We believe that our financial strength and strong surplus position, reflected in our insurer financial strength ratings, are clear, competitive advantages in the segments of the insurance marketplace that we serve. This strength supports the consistent, predictable performance that our policyholders, agents, associates and shareholders have always expected and received, helping us withstand significant challenges.

While the prospect exists for short-term financial performance volatility due to our exposures to potential catastrophes or significant capital market losses, the ratings agencies consistently have asserted that we have built appropriate financial strength and flexibility to manage that volatility. We remain committed to strategies that emphasize being a consistent, stable market for our agents’ business over short-term benefits that might accrue by quick, opportunistic reaction to changes in market conditions.

At year-end 2009 and 2008, risk-based capital (RBC) for our standard and excess and surplus lines property casualty operations and life operations was very strong, far exceeding regulatory requirements.

•
We ended 2009 with a 0.8-to-1 ratio of property casualty premiums to surplus, a key measure of property casualty insurance company capacity. Our ratio gives us the flexibility to diversify risk by expanding our operations into new geographies and product areas. The estimated industry average ratio also was 0.8 to 1 for 2009. The lower the ratio, the greater capacity an insurer has for growth.

•
We ended 2009 with a 16.3 percent ratio of life statutory adjusted risk-based surplus to liabilities, a key measure of life insurance company capital strength. The estimated industry average ratio was 10.0 percent for 2009. A higher ratio indicates an insurer’s stronger security for policyholders and capacity to support business growth.

	At December 31,
(Dollars in millions) Statutory Information	2009	2008

Standard market property casualty insurance subsidiary
Statutory surplus	$3,648	$3,360
Risk-based capital (RBC)	3,664	3,389
Authorized control level risk-based capital	437	407
Ratio of risk-based capital to authorized control level risk-based capital	8.4	8.3
Written premium to surplus ratio	0.8	0.9

Life insurance subsidiary
Statutory surplus	$300	$290
Risk-based capital (RBC)	316	290
Authorized control level risk-based capital	40	37
Ratio of risk-based capital to authorized control level risk-based capital	7.9	7.8
Total liabilities excluding separate account business	1,960	1,640
Life statutory risk-based adjusted surplus to liabilities ratio	16.3	17.7

Excess and surplus insurance subsidiary
Statutory surplus	$168	$174
Risk-based capital (RBC)	168	174
Authorized control level risk-based capital	8	4
Ratio of risk-based capital to authorized control level risk-based capital	21.4	39.7
Written premium to surplus ratio	0.2	0.1

The consolidated property casualty insurance group’s ratio of investments in common stock to statutory surplus was 58.4 percent at year-end 2009 compared with 53.4 percent at year-end 2008. The life insurance company’s ratio was 32.2 percent compared with 39.2 percent a year ago.

Cincinnati Financial Corporation’s senior debt is rated by four independent ratings firms. In addition, the ratings firms award our property casualty and life operations insurer financial strength ratings based on their quantitative and qualitative analyses. These ratings assess an insurer’s ability to meet financial obligations to policyholders and do not necessarily address all of the matters that may be important to shareholders. Ratings may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

All of our insurance subsidiaries continue to be highly rated. During 2009, Fitch Ratings lowered our ratings as described below. No other ratings agency actions occurred during 2009.

As of February 26, 2010, our credit and financial strength ratings were:

Insurance Financial Strength Ratings
Rating Agency	Parent Company Senior Debt Rating	Standard Market Property Casualty Insurance Subsidiaries			Life Insurance Subsidiary			Excess and Surplus Insurance Subsidiary			Status (date)
				Rating Tier			Rating Tier			Rating Tier
A. M. Best Co.	a	A+	Superior	2 of 16	A	Excellent	3 of 16	A	Excellent	3 of 16	Stable outlook (2/18/10)
Fitch Ratings	BBB+	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable outlook (8/6/09)
Moody's Investors Service	A3	A1	Good	5 of 21	-	-	-	-	-	-	Stable outlook (9/25/08)
Standard & Poor's Ratings Services	BBB+	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Negative outlook (06/30/08)

On August 6, 2009, Fitch Ratings lowered our ratings and changed the rating outlook to stable. Our parent company senior debt rating was lowered from A- to BBB+ and our standard market property casualty subsidiaries’ insurance and life insurance subsidiary financial strength ratings were lowered from AA- to A+. Fitch said the rating action was primarily driven by our unfavorable property casualty underwriting performance during 2008 and the first half of 2009. Fitch said it viewed favorably our steps taken with our investment portfolio. Fitch also noted our strong capitalization and low operating leverage. No other ratings agency actions occurred during 2009.

On February 18, 2010, A.M. Best affirmed our ratings that it had assigned in December 2008, continuing its stable outlook. A.M. Best cited our superior risk-adjusted capitalization, strong five-year average operating performance, historically redundant reserves and successful distribution within our targeted regional markets. A.M. Best noted that common stock leverage was approximately 50 percent of statutory surplus at year-end 2009, a concern offset by our conservative underwriting and reserving philosophies, with loss reserves more than fully covered by a highly rated, diversified bond portfolio.

Our debt ratings are discussed in Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity, Page 69.

Operating Structure

We offer our broad array of insurance products through the independent agency channel. We recognize that locally based independent agencies have relationships in their communities and local marketplace intelligence that can lead to policyholder satisfaction, loyalty and profitable business. We seek to be a consistent and predictable property casualty carrier that agencies can rely on to serve their clients. For our standard market business, field and headquarters underwriters make risk-specific decisions about both new business and renewals.

In our 10 highest volume states for consolidated property casualty premiums, 933 reporting agency locations wrote 68.1 percent of our 2009 consolidated property casualty earned premium volume compared with 910 locations and 68.7 percent in 2008.

Property Casualty Insurance Earned Premiums by State

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2009
Ohio	$611	21.0%	224	$2.7
Illinois	253	8.7	119	2.1
Indiana	201	6.9	104	1.9
Pennsylvania	174	6.0	82	2.1
Georgia	148	5.1	71	2.1
North Carolina	138	4.8	75	1.8
Michigan	129	4.4	109	1.2
Virginia	121	4.2	60	2.0
Wisconsin	103	3.5	49	2.1
Kentucky	100	3.5	40	2.5
Year ended December 31, 2008
Ohio	$630	20.9%	219	$2.9
Illinois	270	9.0	119	2.3
Indiana	205	6.8	104	2.0
Pennsylvania	183	6.1	80	2.3
Georgia	150	5.0	68	2.2
North Carolina	150	5.0	73	2.1
Michigan	135	4.5	101	1.3
Virginia	131	4.4	58	2.3
Wisconsin	108	3.6	48	2.3
Tennessee	102	3.4	40	2.6

Field Focus

We rely on our field associates to provide service and be accountable to our agencies for decisions we make at the local level. These associates live in the communities our agents serve, working from offices in their homes and providing 24/7 availability to our agents. Headquarters associates also provide agencies with underwriting, accounting and technology assistance and training. Company executives, headquarters underwriters and special teams regularly travel to visit agencies, strengthening the personal relationships we have with these organizations. Agents have opportunities for direct, personal conversations with our senior management team, and headquarters associates have opportunities to refresh their knowledge of marketplace conditions and field activities.

The field team is coordinated by field marketing representatives responsible for underwriting new commercial lines business. They are joined by field representatives specializing in claims, loss control, personal lines, machinery and equipment, bond, premium audit, life insurance and leasing. The field team provides many services for agencies and policyholders; for example, our field loss control representatives and others specializing in machinery and equipment risks perform inspections and recommend specific actions to improve the safety of the policyholder’s operations and the quality of the agent’s account.

Agents work with us to carefully select risks and assure pricing adequacy. They appreciate the time our associates invest in creating solutions for their clients while protecting profitability, whether that means working on an individual case or customizing policy terms and conditions that preserve flexibility, choice and other sales advantages. We seek to develop long-term relationships by understanding the unique needs of their clients, who are also our policyholders.

We also are responsive to agent needs for well designed property casualty products. Our commercial lines products are structured to allow flexible combinations of property and liability coverages in a single package with a single expiration date and several payment options. This approach brings policyholders convenience, discounts and a reduced risk of coverage gaps or disputes. At the same time, it increases account retention and saves time and expense for the agency and our company.

We seek to employ technology solutions and business process improvements that:

•	allow our field and headquarters associates to collaborate with each other and with agencies more efficiently

•	provide our agencies the ability to access our systems and client data to process business transactions from their offices

•	allow policyholders to directly access pertinent policy information online in order to further improve efficiency for our agencies

•	automate our internal processes so our associates can spend more time serving agents and policyholders, and

•	reduce duplicated effort, introducing more efficient processes that reduce company and agency costs.

Agencies access our systems and other electronic services via their agency management systems or CinciLink®, our secure agency-only Web site. CinciLink provides an array of Web-based services and content that makes doing business with us easier, such as commercial and personal lines rating and processing systems, policy loss information, sales and marketing materials, educational courses about our products and services, accounting services, and electronic libraries for property and casualty coverage forms and state rating manuals.

Superior Claims Service

Our claims philosophy reflects our belief that we will prosper as a company by responding to claims person to person, paying covered claims promptly, preventing false claims from unfairly adding to overall premiums and building financial strength to meet future obligations.

Our 771 locally based field claims representatives work from their homes, assigned to specific agencies. They respond personally to policyholders and claimants, typically within 24 hours of receiving an agency’s claim report. We believe we have a competitive advantage because of the person-to-person approach and the resulting high level of service that our field claims representatives provide. We also help our agencies provide prompt service to policyholders by giving agencies authority to immediately pay most first-party claims under standard market policies up to $2,500. We believe this same local approach to handling claims is a competitive advantage for our agents providing excess and surplus lines coverage in their communities. Handling of these claims includes guidance from headquarters-based excess and surplus lines claims managers.

Our property casualty claims operation uses CMS, our claims management system, to streamline processes and achieve operational efficiencies. CMS allows field and headquarters claims associates to collaborate on reported claims through a virtual claim file. Our field claims representatives use tablet computers to view and enter information into CMS from any location, including an insured’s home or agent’s office, and to print claim checks using portable printers. Agencies can also access selected CMS information such as activity notes on open claims.

Catastrophe response teams are comprised of volunteers from our experienced field claims staff, and we give them the tools and authority they need to do their jobs. In times of widespread loss, our field claims representatives confidently and quickly resolve claims, often writing checks on the same day they inspect the loss. CMS introduced new efficiencies that are especially evident during catastrophes. Electronic claim files allow for fast initial contact of policyholders and easy sharing of information and data by rotating storm teams, headquarters and local field claims representatives. When hurricanes or other weather events are predicted, we can choose to have catastrophe response team members travel to strategic locations near the expected impact area. They are in position to quickly get to the affected area, set up temporary offices and start calling on policyholders.

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

We staff a Special Investigations Unit (SIU) with former law enforcement and claims professionals whose qualifications make them uniquely suited to gathering facts to uncover potential fraud. While we believe our job is to pay what is due under each policy contract, we also want to prevent false claims from unfairly increasing overall premiums. Our SIU also operates a computer forensic lab, using sophisticated software to recover data and mitigate the cost of computer-related claims for business interruption and loss of records.

Loss and Loss Expense Reserves

When claims are made by or against policyholders, any amounts that our property casualty operations pay or expect to pay for covered claims are losses. The costs we incur in investigating, resolving and processing these claims are loss expenses. Our consolidated financial statements include property casualty loss and loss expense reserves that estimate the costs of not-yet-paid claims incurred through December 31 of each year. The reserves include estimates for claims that have been reported to us plus our estimates for claims that have been incurred but not yet reported (IBNR), along with our estimate for loss expenses associated with processing and settling those claims. We develop the various estimates based on individual claim evaluations and statistical projections. We reduce the loss reserves by an estimate for the amount of salvage and subrogation we expect to recover. We encourage you to review several sections of the Management’s Discussion and Analysis where we discuss our loss reserves in greater depth. In Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 38, we discuss our process for analyzing potential losses and establishing reserves. In Item 7, Property Casualty Loss and Loss Expense Obligations and Reserves, Page 71, and Life Insurance Policyholder Obligations and Reserves, Page 78, we review reserve levels, including 10-year development of our property casualty loss reserves.

Insurance Products

We actively market property casualty insurance in 37 states through a select group of independent insurance agencies. Our standard market commercial lines products are marketed in all of those states while our standard market personal lines products are marketed in 29. We discuss our commercial lines and personal lines insurance operations and products in Commercial Lines Property Casualty Insurance Segment, Page 12, and Personal Lines Property Casualty Insurance Segment, Page 15. At year-end 2009, CSU Producer Resources marketed our excess and surplus lines products to agencies in 36 states that represent Cincinnati Insurance.

The Cincinnati Specialty Underwriters Insurance Company began excess and surplus lines insurance operations in January 2008. We structured this operation to exclusively serve the needs of the independent agencies that currently market our standard market insurance policies. When all or a portion of a current or potential client’s insurance program requires excess and surplus lines coverages, those agencies can write the whole account with Cincinnati, gaining benefits not often found in the broader excess and surplus lines market. Agencies have access to The Cincinnati Specialty Underwriters Insurance Company’s product line through CSU Producer Resources Inc., the wholly owned insurance brokerage subsidiary of parent-company Cincinnati Financial Corporation.

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

Our property casualty agencies make up the main distribution system for our life insurance products. To help build scale, we also develop life business from other independent life insurance agencies in geographic markets underserved through our property casualty agencies. We are careful to solicit business from these other agencies in a manner that does not compete with the life insurance marketing and sales efforts of our property casualty agencies. Our life insurance operation emphasizes up-to-date products, responsive underwriting, high quality service and competitive pricing.

Other Services to Agencies

We complement the insurance operations by providing products and services that help attract and retain high-quality independent insurance agencies. When we appoint agencies, we look for organizations with knowledgeable, professional staffs. In turn, we make an exceptionally strong commitment to assist them in keeping their knowledge up to date and educating new people they bring on board as they grow. Numerous activities fulfill this commitment at our headquarters, in regional and agency locations and online.

Except travel-related expenses for classes held at our headquarters, most programs are offered at no cost to our agencies. While that approach may be extraordinary in our industry today, the result is quality service for our policyholders and increased success for our independent agencies.

In addition to broad education and training support, we make non-insurance financial services available through CFC Investment Company. CFC Investment Company offers equipment and vehicle leases and loans for independent insurance agencies, their commercial clients and other businesses. It also provides commercial real estate loans to help agencies operate and expand their businesses. We believe that providing these services enhances agency relationships with the company and their clients, increasing loyalty while diversifying the agency’s revenues.

Strategic Initiatives

Management has identified strategies that can position us for long-term success. The board of directors and management believe that execution of our strategic plan will create significant value for shareholders over time. We broadly group these strategies into three areas of focus – managing capital effectively, improving insurance profitability and driving premium growth – correlating with the primary ways we measure our progress toward our long-term financial objectives. Our strategies are intended to position us to compete successfully in the markets we have targeted while seeking to optimize the balance of risk and returns. We believe successful implementation of the initiatives that support our strategies will help us better serve our agent customers, reduce volatility in our financial results and achieve our long-term objectives despite shorter-term effects of difficult economic, market or pricing cycles. We describe our expectations for the results of these initiatives in Item 7, Executive Summary of the Management’s Discussion and Analysis, Page 34.

Manage Capital Effectively

Our first strategy is a continuing focus on managing capital effectively. This strategy serves as a foundation supporting other strategies focused on profitably growing our insurance business, with the overall objective of building capital for the long-term benefit of shareholders. Implementation of the initiatives below that support our capital management strategy is intended to preserve our capital while maintaining appropriate liquidity. A strong capital position provides the capacity to support premium growth and liquidity provides for our investment in the people and infrastructure needed to implement our other strategic initiatives. Our strong capital and liquidity also provide financial flexibility for shareholder dividends or other capital management actions.

The primary capital management initiatives are:

•	Maintain a diversified investment portfolio by reviewing and applying diversification parameters and tolerances – We discuss our portfolio strategies in greater depth in Investments Segment, Page 18.

o
High-quality fixed-maturity portfolio that exceeds total insurance reserves – At year-end 2009, the average rating of the $7.855 billion fixed maturity portfolio was A2/A. The risk of potential decline of capital due to lower bond values during periods of increasing interest rates is managed in part through a generally laddered maturity schedule for this portfolio, as approximately 28 percent will mature in the next five years. The portfolio value exceeded total insurance reserve liability by 32.6 percent. In addition, we have assets in the form of receivables from reinsurers, most with A.M. Best insurer financial strength ratings of A or better. These assets directly related to insurance reserves, offsetting over 10 percent of that liability.

o
Diversified equity portfolio that has no concentrated positions in single stocks or industries – At year-end 2009, no single security accounted for more than 5.8 percent of our portfolio of publicly traded common stocks, and no single sector accounted for more than 18.0 percent. Because of the strength of our fixed-maturity portfolio, we have the opportunity to invest for potential capital appreciation by purchasing equity securities. We seek to achieve a total return on the equity portfolio over any five-year period that exceeds that of the Standard & Poor’s 500 Index while taking similar or less risk.

o
Parent company liquidity that increases our flexibility through all periods to maintain our cash dividend and to continue to invest in and expand our insurance operations – At year-end 2009, we held $1.040 billion of our cash and invested assets at the parent company level, of which $683 million, or 65.7 percent, was invested in common stocks, and $54 million, or 5.2 percent, was cash or cash equivalents.

•
Develop a comprehensive, enterprise-level catastrophe management program – Weather-related catastrophe losses for our property casualty business can significantly affect capital and cause earnings volatility. Key objectives of a comprehensive program include identifying an overall tolerance for catastrophe risk as well as regional guidelines that work with our underwriting and reinsurance efforts. An important element of this initiative continues to be obtaining reinsurance from highly rated reinsurers to mitigate underwriting risk and to support our ability to hold investments until maturity. See Item 7, 2010 Reinsurance Programs, Page 79, for additional details on these programs.

•
Minimize reliance on debt as a source of capital, maintaining the ratio of debt-to-total capital below 20 percent – This target is higher than we had identified prior to 2008 because total capital declined in 2008 although debt levels were essentially unchanged. At year-end 2009, this ratio was 15.0 percent compared with 16.7 percent at year-end 2008 and 12.7 percent at year-end 2007. Our long-term debt consists of three non-convertible, non-callable debentures, two due in 2028 and one in 2034.

•
Identify tolerances for other operational risks and calibrate management decisions accordingly – Among the areas of focus during 2009 was exposure to risks related to disaster recovery and business continuity. We completed a conversion to a new information technology back-up data center and continued work to address the risks associated with a concentration of support operations at our headquarters location. Our enterprise risk management efforts also include evaluating emerging risks such as potential changes in regulation at both the state and federal levels and the potential effects of increased inflation on assets and liabilities.

We measure the overall success of our strategy to effectively manage capital primarily by growing investment income and by achieving over any five-year period a total return on our equity investment portfolio that exceeds the Standard & Poor’s 500’s return. Investment income grew at a compound annual rate of 0.3 percent over the five years ended December 31, 2009. It grew during 2005 through 2007, then declined during 2008 and 2009 when we experienced a dramatic reduction in dividends from financial services companies held in our equity portfolio, a risk we addressed aggressively during 2008 and early 2009. Over the five years ended December 31, 2009, our compound annual equity portfolio return was negative 5.8 percent compared with a compound annual total return of 0.4 percent for the S&P 500 Index. Our equity portfolio underperformed the market for the five-year period primarily because of the decline in the market value of Fifth Third Bancorp (NASDAQ: FITB), our largest holding for most of the period. We have not owned any shares of Fifth Third common stock since early 2009.

We also monitor other measures. One of the most significant is our ratio of property casualty net written premiums to statutory surplus, which was 0.8-to-1 at year-end 2009 compared with 0.9-to-1 at year-end 2008 and 0.7-to-1 at year-end 2007. This ratio is a common measure of operating leverage used in the property casualty industry; the lower the ratio the more capacity a company has for premium growth. The estimated property casualty industry net written premium to statutory surplus ratio also was 0.8-to-1 at year-end 2009, 0.9-to-1 at year-end 2008 and 0.8-to-1 at year-end 2007.

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

Improve Insurance Profitability

Our second strategy is to improve insurance profitability. Implementation of the operational initiatives below is intended to improve pricing capabilities for our property casualty business and improve our efficiency. Improved pricing helps us manage profit margins and greater efficiency helps control costs, together improving overall profitability. These initiatives also seek to help the agencies that represent us to grow profitably by allowing them to serve clients faster and manage expenses better. The primary initiatives to improve insurance profitability are:

•
Improve underwriting expertise – While most of our lines of business have maintained underwriting profitability, we must continue to improve our capabilities in risk selection and pricing. For the lines of business that are underperforming or that involve larger or more complex risks, we take a comprehensive approach – with collaborative expertise among associates from underwriting, claims, loss control, marketing, actuarial services and premium audit – to work toward restoring underwriting profitability. Specific initiatives that are key to improving profitability are summarized below.

o
Improve pricing capabilities in each line of business – Predictive modeling tools that better align individual insurance policy pricing to risk attributes and claims practices are already in use for our homeowner and workers’ compensation lines of business. We are developing predictive models for all major lines of commercial insurance and for our personal auto line of business. Predictive modeling tools increase pricing precision so we can more effectively evaluate and appropriately price insured risks, improving our ability to compete for the most desirable business within our agencies. Use of our predictive modeling tool for workers’ compensation began in 2009 and is anticipated to meaningfully improve the loss ratio for this line of business over time. During 2009 we began using an enhanced version of predictive modeling for our homeowner line of business, helping to further improve our rate and credit structures for attracting and retaining more accounts with the best prospects of long-term profitability. Our efforts to better match insured risks with appropriate policy pricing are expected to improve overall underwriting profitability for our property casualty business.

o
Improving our business data, supporting accurate underwriting, pricing and decisions – Over the next several years, we will deploy a full data management program, including a data warehouse for our property casualty and life insurance operations that will provide enhanced granularity of pricing data. This is a phased, long-term project that is currently in progress.

•
Improve expense management to make the best use of our resources – During 2009, we have invested in technology and workflow improvements that will help us improve efficiency and grow our business, when insurance market conditions improve, without proportional increases in expenses. Through careful allocation of staff, we have added associates in areas of strategic significance while realizing efficiencies in other areas, resulting in a slight reduction in the overall number of associates during 2009. We continue to work toward improving efficiency through efforts such as studies of transactional workflows and development of an energy efficiency plan for our headquarters buildings.

•
Develop and deploy technology plans – Technology continues to be key for improving efficiencies and streamlining processes for our agencies, allowing us to win an increasing share of their most profitable business. We will continue to integrate solutions across business lines to make it easier for agents to do business with us and to maximize product cross-serving while reducing duplication of effort. Our technology initiatives serve to enhance our tradition of local decision making based on the local knowledge and risk selection expertise we derive from our agents and from having a large network of field representatives who live and work in our agents’ communities. Ongoing technology development contributes to improved profitability by enhancing internal efficiency and the organization of business data used for underwriting and pricing. Technology development and deployment will reflect our vision of the services that our agents will need in the short and long terms. These technology solutions will be prioritized to optimize their delivery. Progress during 2009 and future plans for major technology initiatives are highlighted below.

o
Commercial lines policy administration system – In the fourth quarter of 2009, we deployed a new system called e-CLAS® CPP for commercial package and auto coverages to all of our appointed agencies in 11 states. Those states produce approximately 55 percent of our commercial premium volume. We plan to deploy the system to as many as 19 additional states in 2010. The new system includes real-time quoting and policy issuance, direct bill capabilities with several payment plans, and interface capabilities to transfer selected policy data from agency management systems. We believe the new system will further improve our position among the go-to carriers for our agencies, having a positive impact on future growth of profitable commercial lines business.

o
Personal lines policy administration system – During 2009, we developed the next version of this system, Diamond 5.x, and moved our personal lines policy processing system to this next generation platform in early 2010. The Web-based system supports agency efficiency through pre-filling of selected policy data and easy-to-use screens. We continue to focus on making it easier for our agents to do business with us, which we believe will significantly benefit our objective of writing their highest quality accounts with superior profit margins.

We measure the overall success of our strategy to improve insurance profitability primarily through our GAAP combined ratio, which we believe can be consistently below 100 percent over any five-year period.

In addition, we expect these initiatives to contribute to our rank as the No. 1 or No. 2 carrier based on premium volume in agencies that have represented us for at least five years. In 2009, we again earned that rank in more than 75 percent of the agencies that have represented Cincinnati Insurance for more than five years, based on 2008 premiums. We are working to increase the percentage of agencies where we have achieved that rank.

Drive Premium Growth

Our third strategy is to drive premium growth. Implementation of the operational initiatives below is intended to expand our geographic footprint and diversify our premium sources to obtain profitable growth without significant infrastructure expense. Diversified growth may also reduce our catastrophe exposure risk and temper negative changes that may occur in the economic, judicial or regulatory environments in the territories we serve.

The primary initiatives to drive premium growth are:

•
New agency appointments in 2010 – We continue to appoint new agencies in our current operating territories, adding 87 in 2009. Our objective is to appoint additional points of distribution, focusing on markets where our market share is less than 1 percent while also considering economic and catastrophe risk factors. In 2010, we are targeting 65 appointments of independent agencies writing an aggregate $1 billion in property casualty premiums annually with all carriers they represent.

In measuring progress toward achieving this initiative, we include appointment of new agency relationships with Cincinnati. For those that we believe will produce a meaningful amount of new business premiums, we also include appointment of agencies that merge with a Cincinnati agency and new branch offices opened by existing Cincinnati agencies. We made 87, 76 and 66 new appointments in 2009, 2008 and 2007, respectively. Of these new appointments, 65, 52 and 50, respectively, were new relationships. These new appointments and other changes in agency structures led to a net increase in reporting agency locations of 76 in 2009, 60 in 2008 and 38 in 2007. We seek to build a close, long-term relationship with each agency we appoint. We carefully evaluate the marketing reach of each new appointment to ensure the territory can support both current and new agencies.

•
Earn a larger share of business with currently appointed agents – We will continue to execute on growth initiatives from prior years and will focus on the key components of agent satisfaction based on factors agents find most important. This will include measurements to identify key factors and gauge progress in our performance for delivering satisfaction.

o
Deploy new products and service enhancements that address agents’ needs – In addition to meeting the needs of our agents and their clients, new product development will target markets with above-average profitability to reduce market-cycle volatility. This initiative will expand beyond the specialty package options currently offered through our commercial lines operation, with a focus on identifying promising classes of business and increasing our product advantages and product support.

o
New states – With our entry into Colorado and Wyoming during 2009 and Texas in late 2008, Cincinnati Insurance now is actively marketing our policies in 37 states, expanding our opportunities beyond the Midwest and South. We now have a growing presence in the western states — opening New Mexico and eastern Washington in 2007, Utah in 2000, Idaho in 1999 and Montana in 1998. We entered Arizona in 1971. While we continually study the regulatory and competitive environment in other states where we could decide to actively market our property casualty products, we have not announced specifics regarding entry into new states.

We generally are able to earn a 10 percent share of an agency’s business within 10 years of its appointment. We also help our agents grow their business by attracting more clients in their communities through the unique style of service we offer. In New Mexico and eastern Washington, we’ve appointed 13 agencies since early 2007 that currently write about $260 million annually with all the carriers they represent. During 2009, our written premiums with agencies in these two new states totaled almost 5 percent of that total agency annual premium volume. In Texas, where we made 20 agency appointments through the year, those agencies wrote over $10 million of Cincinnati Insurance premiums in 2009. By mid 2010, we expect to have appointed Texas agencies that currently write a total of about $750 million in premiums annually with all carriers they represent, an indication of strong potential for future premium growth.

o
Excess & Surplus lines insurance – Another source of premium growth is our excess and surplus lines operation with products available in 37 states. We entered this market in 2008 to better serve agents of The Cincinnati Insurance Companies®, initially offering general liability coverage. Today, those agents write about $2.5 billion annually of surplus lines business with other carriers. We plan to earn a profitable share by bringing Cincinnati-style service to agents and policyholders. In late 2008, we expanded product offerings beyond the general liability, adding property and professional liability lines of businesses. In late 2009, we began offering excess casualty coverage. During 2009, net written premiums were $39 million compared with $14 million in 2008, our initial year for excess and surplus lines operations.

o
Personal lines – We continue to position our personal lines business for profitable future growth as pricing refinements and improved ease of use expand our agents’ opportunities to market Cincinnati’s policy advantages to their more quality-conscious clientele. Enhancement of our tiered rating during 2009 helped to further improve our rate and credit structures to attract and retain more accounts with the best prospects of long-term profitability. Personal lines rate changes made in 2008 and 2009 plus expansion of our personal lines operation into new states drove strong new business, which increased by 80.6 percent for the year 2009.

We continue to see the effects of executing on our potential to market personal lines insurance through agencies that already represent us for commercial lines. In early 2009, we began marketing personal lines in two additional states, bringing the total of states where we market personal lines to 29. In seven states where we began writing personal lines business or significantly expanded our product offerings and automation capabilities in 2008 or 2009, our agencies write approximately $650 million in personal lines premiums annually with all carriers they represent. This initiative produced an increase of $13 million in 2009 new business premiums.

We measure the overall success of this strategy to drive premium growth primarily through changes in net written premiums, which we believe can grow faster than the industry average over any five-year period. For 2009, our property casualty net written premiums declined by 3.3 percent, comparing favorably with the estimated 4.2 percent decline for the industry.

Our Segments

Consolidated financial results primarily reflect the results of our four reporting segments. These segments are defined based on financial information we use to evaluate performance and to determine the allocation of assets.

•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Life insurance

•	Investments

We also evaluate results for our consolidated property casualty operations, which is the total of our commercial lines, personal lines and excess and surplus lines results.

Revenues, income before income taxes and identifiable assets for each segment are shown in a table in Item 8, Note 18 of the Consolidated Financial Statements, Page 115. Some of that information also is discussed in this section of this report, where we explain the business operations of each segment. The financial performance of each segment is discussed in the Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which begins on Page 34.

Commercial Lines Property Casualty Insurance Segment

The commercial lines property casualty insurance segment contributed net earned premiums of $2.199 billion to total revenues, or 56.3 percent of that total, and reported a loss before income taxes of $35 million in 2009. Commercial lines net earned premiums declined 5.1 percent and 3.9 percent in 2009 and 2008 after growing 0.4 percent in 2007.

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

•
Commercial property – Commercial property insurance provides coverage for loss or damage to buildings, inventory and equipment caused by covered causes of loss such as fire, wind, hail, water, theft and vandalism, as well as business interruption resulting from a covered loss. Commercial property also includes crime insurance, which provides coverage for losses such as embezzlement or misappropriation of funds by an employee, among others; and inland marine insurance, which provides coverage for a variety of mobile equipment, such as contractor’s equipment, builder’s risk, cargo and electronic data processing equipment. Various property coverages can be written as stand-alone policies or can be added to a package policy. The commercial property business line includes property coverage written on both a non-discounted and discounted basis as part of commercial package policies.

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

o
Director and officer liability insurance, which covers liability for actual or alleged errors in judgment, breaches of duty or other wrongful acts related to activities of for-profit or nonprofit organizations. Our director and officer liability policy can optionally include EPLI coverage.

•
Machinery and equipment – Specialized machinery and equipment coverage can provide protection for loss or damage to boilers and machinery, including production and computer equipment, from sudden and accidental mechanical breakdown, steam explosion or artificially generated electrical current.

Our emphasis is on products that agents can market to small- to mid-size businesses in their communities. Of our 1,463 reporting agency locations, nine market only our surety and executive risk products and five market only our personal lines products. The remaining 1,449 locations, located in all states in which we actively market, offer some or all of our standard market commercial insurance products.

In 2009, our 10 highest volume commercial lines states generated 65.3 percent of our earned premiums compared with 65.9 percent in the prior year as we continued efforts to geographically diversify our property casualty risks. Earned premiums in the 10 highest volume states decreased 5.2 percent in 2009 and decreased 4.8 percent in the remaining 27 states. The number of reporting agency locations in our 10 highest volume states increased to 933 in 2009 from 905 in 2008.

Commercial Lines Earned Premiums by State

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2009
Ohio	$364	16.3%	223	$1.6
Illinois	205	9.2	117	1.8
Pennsylvania	158	7.1	82	1.9
Indiana	143	6.4	103	1.4
North Carolina	128	5.8	74	1.7
Michigan	103	4.6	108	1.0
Virginia	102	4.6	60	1.7
Georgia	87	3.9	71	1.2
Wisconsin	84	3.8	49	1.7
Iowa	79	3.6	46	1.7
Year ended December 31, 2008
Ohio	$377	16.2%	218	$1.7
Illinois	222	9.5	118	1.9
Pennsylvania	166	7.1	80	2.1
Indiana	148	6.4	103	1.4
North Carolina	143	6.2	73	2.0
Virginia	111	4.8	58	1.9
Michigan	107	4.6	99	1.1
Georgia	89	3.8	68	1.3
Wisconsin	88	3.8	48	1.8
Tennessee	82	3.5	40	2.1

For new commercial lines business, case-by-case underwriting and pricing is coordinated by our locally based field marketing representatives. Our agents and our field marketing, claims, loss control, premium audit, bond and machinery and equipment representatives get to know the people and businesses in their communities and can make informed decisions about each risk. These field marketing representatives also are responsible for selecting new independent agencies, coordinating field teams of specialized company representatives and promoting all of the company's products within the agencies they serve.

Commercial lines policy renewals are managed by headquarters underwriters who are assigned to specific agencies and consult with local field staff as needed. As part of our team approach, the headquarters underwriter also helps oversee agency growth and profitability. They are responsible for formal issuance of all new business and renewal policies as well as policy endorsements. Further, the headquarters underwriters provide day-to-day customer service to agencies and marketing representatives by offering product training, answering underwriting questions, helping to determine underwriting eligibility and assisting with the mechanics of premium determination.

Our commercial lines packages are typically offered on a three-year policy term for most insurance coverages, a key competitive advantage. In our experience, multi-year packages appeal to the quality-conscious insurance buyers who we believe are typical clients of our independent agents. Customized insurance programs on a three-year term complement the long-term relationships these policyholders typically have with their agents and with the company. By reducing annual administrative efforts, multi-year policies lower expenses for our company and for our agents. The commitment we make to policyholders encourages long-term relationships and reduces their need to annually re-evaluate their insurance carrier or agency. We believe that the advantages of three-year policies in terms of improved policyholder convenience, increased account retention and reduced administrative costs outweigh the potential disadvantage of these policies, even in periods of rising rates.

Although we offer three-year policy terms, premiums for some coverages within those policies are adjustable at anniversary for the next annual period, and policies may be canceled at any time at the discretion of the policyholder. Contract terms often provide that rates for property, general liability, inland marine and crime coverages, as well as policy terms and conditions, are fixed for the term of the policy. The general liability exposure basis may be audited annually. Commercial auto, workers’ compensation, professional liability and most umbrella liability coverages within multi-year packages are rated at each of the policy's annual anniversaries for the next one-year period. The annual pricing could incorporate rate changes approved by state insurance regulatory authorities between the date the policy was written and its annual anniversary date, as well as changes in risk exposures and premium credits or debits relating to loss experience and other underwriting judgment factors. We estimate that approximately 75 percent of 2009 commercial premiums were subject to annual rating or were written on a one-year policy term.

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

In addition to reviewing our competitive position, our product management group and our underwriting audit group review compliance with our underwriting standards as well as the pricing adequacy of our commercial insurance programs and coverages. Further, our research and development group analyzes opportunities and develops new products, new coverage options and improvements to existing insurance products.

At year-end 2009, we supported our commercial lines operations with a variety of technology tools. e-CLAS for commercial package business was rolled out to 11 states by year end 2009 with an additional 19 states planned for 2010. This system allows our agencies to quote and print commercial package policies in their offices, increasing their ease of doing business with us. The e-CLAS platform also makes use of our real-time agency interface, CinciBridge®, which allows the automated movement of key underwriting data from an agency’s management system to e-CLAS. This reduces agents’ data entry and allows seamless quoting, rating, and issuance capability. WinCPP® is our commercial lines premium quoting system. WinCPP is available in all of our agency locations where we actively market commercial lines insurance and provides quoting capabilities for nearly 100 percent of our new and renewal commercial lines business. WinCPP also works with  CinciBridge.

Many small business accounts written as Businessowners Policies (BOP) and Dentist’s Package Policies (DBOP) are eligible to be issued at our agency locations through our e-CLAS system as well. e-CLAS provides full policy lifecycle transactions, including quoting, issuance, policy changes, renewal processing and policy printing, at the agency location. These features make it easy and efficient for our agencies to issue and service these policies. At year-end 2009, e-CLAS for BOP and DBOP was in use in 30 states representing 98 percent of our premiums for these products, which are included in the specialty packages commercial line of business. e-CLAS also uses CinciBridge to provide real-time data transfer with agency management systems.

We have been streamlining internal processes and achieving operational efficiencies in our headquarters commercial lines operations through deployment of iView™, a policy imaging and workflow system. This system provides online access to electronic copies of policy files, enabling our underwriters to respond to agent requests and inquiries more quickly and efficiently. iView also automates internal workflows through electronic routing of underwriting and processing work tasks. At year-end 2009, more than 99 percent of in-force non-workers’ compensation commercial lines policy files were administered and stored electronically in iView. In 2010, we plan to add our workers’ compensation policies to i-View.

Personal Lines Property Casualty Insurance Segment

The personal lines property casualty insurance segment contributed net earned premiums of $685 million to total revenues, or 17.6 percent of the total, and reported a loss before income taxes of $81 million in 2009. Personal lines net earned premiums declined 0.6 percent in 2009, 3.4 percent in 2008 and 6.3 percent in 2007.

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

At year-end, we marketed personal lines insurance products through 1,059 of our 1,463 reporting agency locations in 29 of the 37 states in which we offer standard market commercial lines insurance. As discussed in Strategic Initiatives, Page 8, introducing personal lines to these agencies is one of the ways we intend to grow profitably in the next several years. The number of reporting agency locations in our 10 highest volume states increased more than 5 percent to 660 in 2009 from 627 in 2008.

In 2009, our 10 highest volume personal lines states generated 84.1 percent of our earned premiums compared with 85.1 percent in the prior year. Earned premiums in the 10 highest volume states declined 1.7 percent in 2009 while increasing 5.9 percent in the remaining states.

Personal Lines Earned Premiums by State

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2009
Ohio	$248	36.1%	202	$1.2
Georgia	61	8.9	63	1.0
Indiana	57	8.4	79	0.7
Illinois	48	7.1	84	0.6
Alabama	41	5.9	36	1.1
Kentucky	36	5.3	35	1.0
Michigan	26	3.8	80	0.3
Tennessee	20	2.9	36	0.6
Florida	20	2.9	10	2.0
Virginia	19	2.8	35	0.5
Year ended December 31, 2008
Ohio	$253	36.8%	199	$1.3
Georgia	61	8.9	60	1.0
Indiana	57	8.3	76	0.8
Illinois	48	7.0	84	0.6
Alabama	41	5.9	37	1.1
Kentucky	34	5.0	36	0.9
Michigan	28	4.0	70	0.4
Florida	24	3.4	10	2.4
Virginia	20	2.9	25	0.8
Wisconsin	20	2.9	30	0.7

New and renewal personal lines business reflects our risk-specific underwriting philosophy. Each agency selects personal lines business primarily from within the geographic territory that it serves, based on the agent’s knowledge of the risks in those communities or familiarity with the policyholder. Personal lines activities are supported by headquarters associates assigned to individual agencies. We now have seven full-time personal lines marketing representatives, who have underwriting authority and visit agencies on a regular basis. They reinforce the advantages of our personal lines products and offer training in the use of our processing system.

Competitive advantages of our personal lines operation include broad coverage forms, flexible underwriting, superior claims service, generous credit structure and customizable endorsements for both the personal auto and homeowner policies. Our personal lines products are processed through Diamond, our real-time personal lines policy processing system that supports and allows once-and-done processing. Diamond incorporates features frequently requested by our agencies such as direct bill and monthly payment plans, local and headquarters policy printing options, data transfer to and from popular agency management systems and real-time integration with third-party data such as insurance scores, motor vehicle reports and address verification. The new web-based version of Diamond that was released to our agents in the first quarter of 2010 provides significant improvements, including more user-friendly screens and workflow plus other features such as a pre-fill option to reduce key strokes for improved efficiency.

In 2006, we introduced PL-efiles, a policy imaging system, to our personal lines operations. The transition was completed in 2009 and replaces paper format with electronic copies of policy documents. PL-efiles complements the Diamond system by giving personal lines underwriters and support staff online access to policy documents and data, enabling them to respond to agent requests and inquiries quickly and efficiently. The underlying technology is updated and permits us to offer access to policy documents directly to policyholders in 2010. We intend to focus on nonrevenue bearing services that allow our agencies to concentrate on more important services and sales. In early 2009 the convenience of paying premiums online or over the phone was introduced to our directly-billed personal lines policyholders.

Life Insurance Segment

The life insurance segment contributed $143 million of net earned premiums, representing 3.7 percent of total revenues, and $2 million of income before income taxes in 2009. Life insurance segment profitability is discussed in detail in Item 7, Life Insurance Results of Operations, Page 62. Life insurance net earned premiums grew 13.0 percent in 2009, 0.8 percent in 2008 and 9.0 percent in 2007.

The Cincinnati Life Insurance Company supports our agency-centered business model. Cincinnati Life helps meet the needs of our agencies, including increasing and diversifying agency revenues. We primarily focus on life products that produce revenue growth through a steady stream of premium payments. By diversifying revenue and profitability for both the agency and our company, this strategy enhances the already strong relationship built by the combination of the property casualty and life companies.

Cincinnati Life seeks to become the life insurance carrier of choice for the independent agencies that work with our property casualty operations. We emphasize up-to-date products, responsive underwriting and high quality service as well as competitive commissions. At year-end 2009, almost 85 percent of our 1,463 property casualty reporting agency locations offered Cincinnati Life’s products to their clients. We also develop life business from approximately 500 other independent life insurance agencies. We are careful to solicit business from these other agencies in a manner that does not conflict with or compete with the marketing and sales efforts of our property casualty agencies.

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

•
Term insurance is our largest life insurance product line. We continue to introduce new term products with features our agents indicate are important, such as a return of premium benefit, and we have restructured our underwriting classifications to better meet the needs of their clients.

Because of our strong capital position, we can offer a competitive product portfolio including guaranteed products, giving our agents a marketing edge. Our life insurance company maintains strong insurer financial strength ratings: A.M. Best – A (Excellent), Fitch – A+ (Strong) and Standard & Poor's – A+ (Strong), as discussed in Financial Strength, Page 3. Our life insurance company has chosen not to establish a Moody’s rating.

Life Insurance Business Lines

Four lines of business – term insurance, universal life insurance, worksite products and whole life insurance – account for approximately 96.4 percent of the life insurance segment’s revenues:

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

Investment Segment

Revenues of the investment segment are primarily from net investment income and from realized investment gains and losses from investment portfolios managed for the holding company and each of the operating subsidiaries. After adding back $69 million in interest credited to contract holders of the life insurance segment, the investment segment contributed $837 million, or 21.5 percent, of our total revenues in 2009. After deducting $69 million in interest credited to contract holders of the life insurance segment, the investment segment contributed $768 million of income before income taxes.

In 2008, our investment department adopted internal guidelines to place additional parameters around our portfolio, with the approval of the investment committee of the board of directors. These parameters address, among other issues, the overall mix of the portfolio as well as security and sector concentrations. The parameters came out of our risk management program, with the goal of more specifically defining our risk tolerances, aligning our operating plan accordingly and improving management’s ability to identify and respond to changing conditions. Going forward, we will evaluate all of our fixed-maturity and equity investments using our investment parameters, as appropriate.

The fair value of our investment portfolio was $10.562 billion and $8.807 billion at year-end 2009 and 2008, respectively. The overall portfolio remained in an unrealized gain position as gains harvested from equity rebalancing efforts were more than offset by the strong performance of the bond portfolio.

The cash we generate from insurance operations historically has been invested in three broad categories of investments:

•	Fixed-maturity investments – Includes taxable and tax-exempt bonds and redeemable preferred stocks. During 2009 and 2008, purchases served to offset sales, calls and market value declines.

•
Equity investments – Includes common and nonredeemable preferred stocks. During 2009 and 2008, sales and fair value declines of equity securities more than offset purchases and fair value appreciation.

•	Short-term investments – Primarily commercial paper.

	At December 31, 2009				At December 31, 2008
(In millions)	Book value	% of BV	Fair value	% of FV	Book value	% of BV	Fair value	% of FV
Taxable fixed maturities	$4,644	48.6%	$4,863	46.0%	$3,354	40.8%	$3,094	35.1%
Tax-exempt fixed maturities	2,870	30.1	2,992	28.3	2,704	32.9	2,733	31.0
Common equities	1,941	20.4	2,608	24.7	1,889	23.0	2,721	30.9
Preferred equities	75	0.8	93	0.9	188	2.3	175	2.0
Short-term investments	6	0.1	6	0.1	84	1.0	84	1.0
Total	$9,536	100.0%	$10,562	100.0%	$8,219	100.0%	$8,807	100.0%

We actively determine the portion of new cash flow to be invested in fixed-maturity and equity securities at the parent and insurance subsidiary levels. We consider internal measures, as well as insurance department regulations and ratings agency guidance. We monitor a variety of metrics, including after-tax yields, the ratio of investments in common stocks to statutory surplus for the property casualty and life insurance operations, and the parent company's ratio of investment assets to total assets.

At year-end 2009, less than 1 percent of the value of our investment portfolio was made up of securities that do not actively trade on a public market and require management’s judgment to develop pricing or valuation techniques (Level 3 assets). We generally obtain at least two outside valuations for these assets and generally use the more conservative estimate. These investments include private placements, small issues and various thinly traded securities. See Item 7, Fair Value Measurements, Page 43, and Item 8, Note 3 of the Consolidated Financial Statements Page 103, for additional discussion of our valuation techniques.

In addition to securities held in our investment portfolio, at year-end 2009, other invested assets included $40 million of life policy loans, $24 million of venture capital fund investments, $6 million of investment in real estate and $11 million of other invested assets.

Fixed-maturity and Short-term Investments

By maintaining a well diversified fixed-maturity portfolio, we attempt to manage overall interest rate, reinvestment, credit and liquidity risk. We pursue a buy and hold strategy and do not attempt to make large scale changes to the portfolio in anticipation of rate movements. By investing new money on a regular basis and analyzing risk-adjusted after-tax yields, we work to achieve a laddering effect to our portfolio that may mitigate some of the effects of adverse interest rate movements.

Fixed-maturity and Short-term Portfolio Ratings

As of year-end 2009, the portfolio was trading at 104.5 percent of its book value, up from last year as credit spreads tightened considerably.

The portfolio grew significantly in 2009 due to a large volume of purchases. These purchases were most concentrated in the investment grade corporate bond market, particularly in the Baa/BBB ratings range.

This had the effect of increasing our year-end percentage of investment grade bonds, those rated Baa/BBB or higher, by one percentage point to 92.5 percent. The majority of our non-rated securities are tax-exempt municipal bonds from smaller municipalities that chose not to pursue a credit rating. Credit ratings as of December 31 for the fixed-maturity and short-term portfolio were:

	At December 31, 2009		At December 31, 2008
(Dollars in millions)	Fair value	Percent to total	Fair value	Percent to total

Moody's Ratings and Standard & Poor's Ratings combined
Aaa, Aa, A, AAA, AA, A	$4,967	63.2%	$4,149	70.2%
Baa, BBB	2,302	29.3	1,258	21.3
Ba, BB	279	3.5	240	4.1
B, B	44	0.6	46	0.8
Caa, CCC	29	0.4	7	0.1
Ca, CC	3	0.0	3	0.1
C, C	0	0.0	0	0.0
Non-rated	237	3.0	208	3.4
Total	$7,861	100.0%	$5,911	100.0%

We discuss the maturity of our fixed-maturity portfolio in Item 8, Note 2 of the Consolidated Financial Statements, Page 100. Attributes of the fixed-maturity portfolio include:

	Years ended December 31,
	2009		2008
Weighted average yield-to-book value	5.9%		5.6%
Weighted average maturity	7.5	yrs	8.2	yrs
Effective duration	5.3	yrs	5.4	yrs

Taxable Fixed Maturities

Our taxable fixed-maturity portfolio (at fair value) at year-end 2009 included:

•	$347 million in U.S. agency paper that is rated Aaa/AAA by Moody’s and Standard & Poor’s, respectively.

•	$3.978 billion in investment-grade corporate bonds that have a Moody's rating at or above Baa3 or a Standard & Poor's rating at or above BBB-.

•	$309 million in high-yield corporate bonds that have a Moody's rating below Baa3 or a Standard & Poor's rating below BBB-.

•	$137 million in taxable municipal bonds that have an average rating of Aa3/AA by Moody’s and Standard & Poor’s, respectively.

•	$92 million in convertible bonds and redeemable preferred stocks.

While our strategy typically is to buy and hold fixed-maturity investments to maturity, we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of U.S. agency paper (government-sponsored entities), no individual issuer's securities accounted for more than 1.3 percent of the taxable fixed-maturity portfolio at year-end 2009.

The investment-grade corporate bond portfolio is most heavily concentrated in the financial-related sectors, including banks, brokerage, finance and investment and insurance companies. The financial sectors represented 25.3 percent of fair value of this portfolio at year-end 2009, compared with 30.7 percent, at year-end 2008. Although the financial-related sectors make up our largest group of investment-grade corporate bonds, we believe our concentration is below the average for the corporate bond market as a whole. Energy and utilities are the only other sectors that exceed 10 percent of our investment-grade corporate bond portfolio, at 11.9 and 10.4 percent of fair value respectively at year end 2009.

Tax-exempt Fixed Maturities

We traditionally have purchased municipal bonds focusing on general obligation and essential services, such as sewer, water or others. While no single municipal issuer accounted for more than 0.6 percent of the tax-exempt municipal bond portfolio at year-end 2009, there are higher concentrations within individual states. Holdings in Texas and Indiana accounted for a total of 31.9 percent of the municipal bond portfolio at year-end 2009.

At year-end 2009, bonds representing $2.295 billion, or 76.7 percent, of the fair value of our municipal portfolio were insured with an average rating of AAA. Because of our emphasis on general obligation and essential services bonds, over 90 percent of the insured municipal bonds have an underlying rating of at least A3 or A-.

Short-term Investments

Our short-term investments consist primarily of commercial paper, demand notes or bonds purchased within one year of maturity. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as taxes. At year-end 2009, we had $6 million of short-term investments compared with $84 million at year-end 2008.

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

At December 31, 2009, two holdings had a fair value equal to or greater than 5 percent of our publicly-traded common stock portfolio compared with four similar holdings at year-end 2008. Procter & Gamble (NYSE:PG) is our largest single common stock investment, comprising 5.8 percent of the publicly traded common stock portfolio and 1.4 percent of the investment portfolio. The other stock with a fair value greater than 5 percent of our publicly-traded common stock portfolio is Johnson & Johnson (NYSE:JNJ).

Common Stocks

Our common stock investments generally are dividend-paying securities that vary from those with high current yield to others with lower yields but better growth prospects. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy after we have purchased fixed-maturity investments to cover our insurance reserves.

In mid-2008, we began applying new investment guidelines that increased portfolio diversification, reducing single issue and sector concentrations. Our year-end 2009 portfolio has been positioned for reduced volatility going forward. We view our diversifying actions to be consistent with our view of prudent risk management. We expect to continue to make changes to the portfolio, as deemed appropriate.

Common Stock Portfolio Industry Sector Distribution

	Percent of Publicly Traded Common Stock Portfolio
	At December 31, 2009		At December 31, 2008
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Healthcare	18.0%	12.6%	21.6%	14.8%
Consumer staples	15.5	11.4	19.8	12.8
Energy	11.0	11.5	16.8	13.3
Information technology	11.0	19.8	4.2	15.3
Financial	10.2	14.4	12.4	13.3
Consumer discretionary	9.6	9.6	6.6	8.4
Industrials	9.2	10.2	6.1	11.1
Utilities	6.7	3.7	9.3	4.2
Materials	5.1	3.6	1.9	3.0
Telecomm services	3.7	3.2	1.3	3.8
Total	100.0%	100.0%	100.0%	100.0%

At year-end 2009, 26.2 percent of our common stock holdings (measured by fair value) were held at the parent company level. For the publicly-traded common stock portfolio on a consolidated basis, no single issue accounted for more than 5.8 percent at year-end 2009. Until June 2008, we had held more than 10 percent of Fifth Third’s common stock for many years, and it represented over 25 percent of our common stock holdings as recently as December 31, 2007.

Preferred Stocks

We evaluate preferred stocks in a manner similar to the evaluation we make for fixed-maturity investments, seeking attractive relative yields. We generally focus on investment-grade preferred stocks issued by companies that have a strong history of paying common dividends, providing us with another layer of protection. When possible, we seek out preferred stocks that offer a dividend received deduction for income tax purposes. Events in the fall of 2008 and into early 2009 led us to reevaluate the riskiness of all preferred securities, particularly those of banking institutions. As a result, we downsized this portfolio by $82 million of fair value to $93 million.

Additional information regarding the composition of investments is included in Item 8, Note 2 of the Consolidated Financial Statements, Page 100.

Other

We report as Other the other income of our standard market property casualty insurance subsidiary, as well as non-investment operations of the parent company and its subsidiary CFC Investment Company. Beginning 2008, we also included results of our excess and surplus lines operations, The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources.

CFC Investment Company

CFC Investment Company offers commercial leasing and financing services to our agents, their clients and other customers. As of year-end 2009, CFC Investment Company had 2,286 accounts and $76 million in receivables, compared with 2,197 accounts and $71 million in receivables at year-end 2008.

Excess and Surplus Lines Property Casualty Insurance

Agencies have access to The Cincinnati Specialty Underwriters Insurance Company’s product line through CSU Producer Resources, the wholly owned insurance brokerage subsidiary of parent-company Cincinnati Financial Corporation. CSU Producer Resources has binding authority on all classes of business written through CSU and maintains appropriate agent and excess and surplus lines licenses to process non-admitted business.

Agents can submit risks to CSU Producer Resources, reflecting the mix of accounts Cincinnati agencies currently write in their non-admitted excess and surplus lines markets. CSU Producer Resources currently markets and underwrites commercial general liability, property, excess liability and miscellaneous errors and omissions coverages in 37 states.

Agency producers have direct access through CSU Producer Resources to a group of our underwriters who focus exclusively on excess and surplus lines business. Those underwriters can tap into their agencies’ broader Cincinnati relationships to bring their policyholders services such as experienced and responsive loss control and claims handling. Our excess and surplus lines policy administration system delivers electronic copies of policies to producers within minutes of underwriting approval and policy issue. CSU Producer Resources gives extra support to our producers by remitting excess and surplus lines taxes and stamping fees and retaining admitted market affidavits, where required.

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

The insurance company subsidiaries must give 30 days notice to and obtain prior approval from the state insurance commissioner before the payment of an extraordinary dividend as defined by the state’s insurance code. You can find information about the dividends paid by our insurance subsidiary in 2009 in Item 8, Note 9 of the Consolidated Financial Statements, Page 106.

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

The legislative and regulatory climate in Florida continues to create uncertainty for the insurance industry. In February 2007, we adopted a marketing stance of continuing to service existing accounts while writing no new business relationships in Florida. This remained our stance through 2009, except in the lines of directors and officers, surety, machinery and equipment and life insurance, which we resumed writing in June 2007, subject to existing guidelines. In 2009, we cautiously resumed writing additional commercial lines new business, while working to more actively manage the associated catastrophe risk, carefully underwriting new commercial submissions and non-renewing commercial and personal lines policies that present the most risk of loss because of their age, construction and geographic characteristics. In 2009, our property casualty written premiums from Florida agencies were 2.3 percent of net written premiums, compared with 2.9 percent in 2008.

On August 24, 2007, the company received administrative subpoenas from the Florida Office of Insurance Regulation seeking documents and testimony concerning insurance for residential risks located in Florida and communications with reinsurers, risk modeling companies, rating agencies and insurance trade associations. We produced documents to respond to the subpoenas. The Office of Insurance Regulation canceled and has not rescheduled the hearing noticed in the subpoena for October 18, 2007. Although inactive, these subpoenas remain outstanding as of December 31, 2009. We continue to assess the changing insurance environment in Florida and hope to resume writing our complete portfolio of insurance products in the state as the market stabilizes.

•
Insurance Guaranty Associations – Each state has insurance guaranty association laws under which the associations may assess life and property casualty insurers doing business in the state for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the insurer’s proportionate share of business written by all member insurers in the state. Our insurance companies received a savings of less than $2 million from guaranty associations in 2009 and a charge of less than $1 million in 2008. We cannot predict the amount and timing of any future assessments or refunds on our insurance subsidiaries under these laws.

•
Shared Market and Joint Underwriting Plans – State insurance regulation requires insurers to participate in assigned risk plans, reinsurance facilities and joint underwriting associations, which are mechanisms that generally provide applicants with various basic insurance coverages when they are not available in voluntary markets. Such mechanisms are most commonly instituted for automobile and workers’ compensation insurance, but many states also mandate participation in FAIR Plans or Windstorm Plans, which provide basic property coverages. Participation is based upon the amount of a company’s voluntary market share in a particular state for the classes of insurance involved. Underwriting results related to these organizations could be adverse to our company.

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

•
Insurance Reserves – State insurance laws require that property casualty and life insurers analyze the adequacy of reserves annually. Our appointed actuaries must submit an opinion that reserves are adequate for policy claims-paying obligations and related expenses.

•
Risk-Based Capital Requirements – The NAIC’s risk-based capital (RBC) requirements for property casualty and life insurers serve as an early warning tool for the NAIC and state regulators to identify companies that may be undercapitalized and may merit further regulatory action. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC for property casualty companies takes into account asset and credit risks but places more emphasis on underwriting factors for reserving and pricing. The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks.

Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives can affect our business. We do not expect to have any material effects on our expenditures, earnings or competitive position as a result of compliance with any federal, state, or local provisions enacted or regulated relating to the protection of the environment. We currently do not have any material estimated capital expenditures for environmental control facilities.

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

The following discussion should be viewed as a starting point for understanding the significant risks we face. It is not a definitive summary of their potential impacts or of our strategies to manage and control the risks. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Page 34, for a discussion of those strategies.

The risks and uncertainties discussed below are not the only ones we face. There are additional risks and uncertainties that we do not believe are material at this time. There also may be risks and uncertainties of which we are not aware. If any risks or uncertainties discussed here develop into actual events, they could have a material adverse effect on our business, financial condition or results of operations. In that case, the market price of our common stock could decline materially.

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

Certain events or conditions could diminish our agents’ desire to produce business for us and the competitive advantage that our independent agencies enjoy:

•
Downgrade of the financial strength ratings of our insurance subsidiaries. We believe our strong insurer financial strength ratings, in particular the A+ (Superior) rating from A.M. Best for our standard market property casualty insurance subsidiaries, are an important competitive advantage. Ratings agencies could change or expand their requirements. If our property casualty ratings were to be downgraded, our agents might find it more difficult to market our products or might choose to emphasize the products of other carriers. See Item 1, Our Business and Our Strategy, Page 1, for additional discussion of our financial strength ratings.

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

A reduction in the number of independent agencies marketing our products, the failure of agencies to successfully market our products, changes in the strategy or operations of agencies or the choice of agencies to reduce their writings of our products could affect our results of operations if we were unable to replace them with agencies that produce adequate and profitable premiums.

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

In the normal course of our business, we provide coverage against perils for which estimates of losses are highly uncertain, in particular catastrophic and terrorism events. Catastrophes can be caused by a number of events, including hurricanes, tornadoes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Due to the nature of these events, we are unable to predict precisely the frequency or potential cost of catastrophe occurrences. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Our ability to appropriately manage catastrophe risk depends partially on catastrophe models, the accuracy of which may be affected by inaccurate or incomplete data, the uncertainty of the frequency and severity of future events and the uncertain impact of climate change.

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

•	Tornado, wind and hail in the Midwest, South, Southeast, Southwest and the mid-Atlantic.

The occurrence of terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. While we do insure terrorism risk in all areas we serve, we have identified our major terrorism exposure as general commercial risks in the metropolitan Chicago area, small co-op utilities, small shopping malls and small colleges throughout our 37 active states, and, because of the number of associates located there, our Fairfield headquarters. Additionally, our life insurance subsidiary could be adversely affected in the event of a terrorist event or an epidemic such as the avian or swine flu, particularly if the epidemic were to affect a broad range of the population beyond just the very young or the very old. Our associate health plan is self-funded and could similarly be affected.

Our results of operations would be adversely affected if the level of losses we experience over a period of time were to exceed our actuarially determined expectations. In addition, our financial condition would be adversely affected if we were required to sell securities prior to maturity or at unfavorable prices to pay an unusually high level of loss and loss expenses. Securities pricing might be even less favorable if a number of insurance companies needed to sell securities during a short period of time because of unusually high losses from catastrophic events.

Our geographic concentration ties our performance to business, economic, environmental and regulatory conditions in certain states. We market our property casualty insurance products in 37 states, but our business is concentrated in the Midwest and Southeast. We also have exposure in states where we do not actively market insurance when clients of our independent agencies have businesses or properties in multiple states.

The Cincinnati Insurance Company also participates in three assumed reinsurance treaties with two reinsurers that spread the risk of very high catastrophe losses among many insurers. In 2009, the largest treaty had exposure of up to $7 million of assumed losses in three layers, from $1.0 billion to $1.7 billion, from a single event under an assumed reinsurance treaty for Munich Re Group.

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

Investment income is an important component of our revenues and net income. The ability to increase investment income and generate longer-term growth in book value is affected by factors that are beyond our control, such as inflation, economic growth, interest rates, world political conditions, changes in laws and regulations, terrorism attacks or threats, adverse events affecting other companies in our industry or the industries in which we invest, market events leading to credit constriction and other widespread unpredictable events. These events may adversely affect the economy generally and could cause our investment income or the value of securities we own to decrease. A significant decline in our investment income could have an adverse effect on our net income, and thereby on our shareholders’ equity and our policyholders’ surplus. For more detailed discussion of risks associated with our investments, please refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Page 82.

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

We could experience losses if the assets in the accounts were less than liabilities at the time of maturity or termination. We discuss other risks associated with our separate account BOLIs in Item 7, Critical Accounting Estimates, Separate Accounts, Page 45.

Deterioration in the banking sector or in banks with which we have relationships could affect our results of operations. Our ability to maintain or obtain short-term lines of credit could be affected if the banks from which we obtain these lines are purchased, fail or are otherwise negatively affected. We may lose premium if a bank that owns appointed agencies were to change its strategies. We could experience increased losses in our director and officer liability line of business if claims were made against insured financial institutions.

Our investment performance also could suffer because of the types of investments, industry groups and/or individual securities in which we choose to invest. Market value changes related to these choices could cause a material change in our financial condition or results of operations.

At year-end 2009, common stock holdings made up 24.5 percent of our invested assets. Adverse news or events affecting the global or U.S. economy or the equity markets could affect our net income, book value and overall results as well as our ability to pay our common stock dividend. See Item 7, Investments Results of Operations, Page 64, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Page 82, for discussion of our investment activities.

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

To properly price our products, we must collect and properly analyze data; the data must be sufficient, reliable and accessible; we need to develop appropriate rating methodologies and formulae; and we may need to identify and respond to trends quickly. Inflation trends, especially outside of historical norms, may make it more difficult to determine adequate pricing. If rates are not accurate, we may not generate enough premiums to offset losses and expenses or we may not be competitive in the marketplace.

Our ability to set appropriate rates could be hampered if a state or states where we write business refuses to allow rate increases that we believe are necessary to cover the risks insured. At least one state requires us to purchase reinsurance from a mandatory reinsurance fund. Such reinsurance funds can create a credit risk for insurers if not adequately funded by the state and, in some cases, the existence of a reinsurance fund could affect the prices charged for our policies. The effect of these and similar arrangements could reduce our profitability in any given period or limit our ability to grow our business.

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

If our pricing were incorrect or we were unable to compete effectively because of one or more of these factors, our premium writings could decline and our results of operations and financial condition could be materially adversely affected.

Please see the discussion of our Commercial Lines, Personal Lines and Life Insurance Segments in Item 1, Page 12, Page 15 and Page 16, for a discussion of our competitive position in the insurance marketplace.

Our loss reserves, our largest liability, are based on estimates and could be inadequate to cover our actual losses.

Our consolidated financial statements are prepared using GAAP. These principles require us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates. For a discussion of the significant accounting policies we use to prepare our financial statements and the material implications of uncertainties associated with the methods, assumptions and estimates underlying our critical accounting policies, please refer to Item 8, Note 1 of the Consolidated Financial Statements, Page 94, and Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves and Life Insurance Policy Reserves, Page 38 and Page 42.

Our most critical accounting estimate is loss reserves. Loss reserves are the amounts we expect to pay for covered claims and expenses we incur to settle those claims. The loss reserves we establish in our financial statements represent an estimate of amounts needed to pay and administer claims arising from insured events that have already occurred, including events that have not yet been reported to us. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Inflationary scenarios, especially scenarios outside of historical norms, may make it more difficult to estimate loss reserves. Accordingly, our loss reserves for past periods could prove to be inadequate to cover our actual losses and related expenses. Any changes in these estimates are reflected in our results of operations during the period in which the changes are made. An increase in our loss reserves would decrease earnings, while a decrease in our loss reserves would increase earnings.

The estimation process for unpaid loss and loss expense obligations involves uncertainty by its very nature. We continually review the estimates and adjust the reserves as facts about individual claims develop, additional losses are reported and new information becomes known. Adjustments due to loss development on prior periods are reflected in the calendar year in which they are identified. The process used to determine our loss reserves is discussed in Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves and Life Insurance Policy Reserves, Page 38 and Page 42.

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

We buy property casualty and life reinsurance coverage to mitigate the liquidity risk of an unexpected rise in claims severity or frequency from catastrophic events or a single large loss. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. If we were unable to obtain reinsurance on acceptable terms and in appropriate amounts, our business and financial condition could be adversely affected.

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

We participated in USAIG, a joint underwriting association of individual insurance companies that collectively functions as a worldwide insurance market for all types of aviation and aerospace accounts. Our participation was terminated after policy year 2002. At year-end 2009, 31 percent, or $212 million, of our total reinsurance receivables were related to USAIG, primarily for events of September 11, 2001, offset by $221 million of amounts ceded to other pool participants and reinsurers. If the pool participants and reinsurers were unable to fulfill their financial obligations and all security collateral that supports the participants’ obligations became worthless, we could be liable for an additional pool liability of $288 million and our financial position and results of operations could be materially affected. Currently all pool participants and reinsurers are financially solvent.

Please see Item 7, 2010 Reinsurance Programs, Page 79, for a discussion of our reinsurance treaties.

Our business depends on the uninterrupted operation of our facilities, systems and business functions.

Our business depends on our associates’ ability to perform necessary business functions, such as processing new and renewal policies and claims. We increasingly rely on technology and systems to accomplish these business functions in an efficient and uninterrupted fashion. Our inability to access our headquarters facilities or a failure of technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis or affect the accuracy of transactions. If sustained or repeated, such a business interruption or system failure could result in a deterioration of our ability to write and process new and renewal business, serve our agents and policyholders, pay claims in a timely manner, collect receivables or perform other necessary business functions. If our disaster recovery and business continuity plans did not sufficiently consider, address or reverse the circumstances of an interruption or failure, this could result in a materially adverse effect on our operating results and financial condition. This risk is exacerbated because approximately 70 percent of our associates work at our Fairfield, Ohio, headquarters.

The effects of changes in industry practices and regulations on our business are uncertain.

As industry practices and legal, judicial, legislative, regulatory, political, social and other environmental conditions change, unexpected and unintended issues related to insurance pricing, claims and coverage, may emerge. These issues may adversely affect our business by impeding our ability to obtain adequate rates for covered risks, extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, unforeseeable emerging and latent claim and coverage issues may not become apparent until some time after we have issued the insurance policies that could be affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued.

Further, the National Association of Insurance Commissioners (NAIC), state insurance regulators and state legislators continually re-examine existing laws and regulations governing insurance companies and insurance holding companies, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws, regulations relating to product forms and pricing methodologies and the development of new laws and regulations that affect a variety of financial and nonfinancial components of our business. Any proposed or future legislation, regulation or NAIC initiatives, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs.

Federal laws and regulations, including those that may be enacted in the wake of the financial and credit crises, may have adverse affects on our business, potentially including a change from a state-based system of regulation to a system of federal regulation, the repeal of the McCarran Ferguson Act and/or the establishment of an insurance office in Department of Treasury. While we do not participate or intend to seek to participate in the Troubled Asset Relief Program, the effect of it or any similar legislation on our industry, particularly competition from insurers that do participate, and the economy in general is uncertain.

The effects of such changes could adversely affect our results of operations. Please see Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves and Life Insurance Policy Reserves, Page 38 and Page 42, for a discussion of our reserving practices.

Managing technology initiatives and meeting new data security requirements are significant challenges.

While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present short-term cost, implementation and operational risks. In addition, we may have inaccurate expense projections, implementation schedules or expectations regarding the effectiveness and user acceptance of the end product. These issues could escalate over time. If we were unable to find and retain employees with key technical knowledge, our ability to develop and deploy key technology solutions could be hampered.

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

Please see Item 1, Strategic Initiatives, Page 8 for a discussion of our technology initiatives.

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

Dividends paid to our parent company by our insurance subsidiary are restricted by the insurance laws of Ohio, its domiciliary state. These laws establish minimum solvency and liquidity thresholds and limits. Currently, the maximum dividend that may be paid without prior regulatory approval is limited to the greater of 10 percent of statutory surplus or 100 percent of statutory net income for the prior calendar year, up to the amount of statutory unassigned surplus as of the end of the prior calendar year. Dividends exceeding these limitations may be paid only with prior approval of the Ohio Department of Insurance. Consequently, at times, we might not be able to receive dividends from our insurance subsidiary, or we might not receive dividends in the amounts necessary to meet our debt obligations or to pay dividends on our common stock without liquidating securities. This could affect our financial position.

Please see Item 1, Regulation, Page 21, and Item 8, Note 9 of the Consolidated Financial Statements, Page 106, for discussion of insurance holding company dividend regulations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Cincinnati Financial Corporation owns our headquarters building located on 100 acres of land in Fairfield, Ohio. This building has approximately 1,508,200 total square feet of available space. The property, including land, is carried in our financial statements at $165 million as of December 31, 2009, and is classified as land, building and equipment, net, for company use. John J. & Thomas R. Schiff & Co. Inc., a related party, occupies approximately 6,750 square feet (less than 1 percent).

Cincinnati Financial Corporation also owns the Fairfield Executive Center, which is located on the northwest corner of our headquarters property. This four-story office building has approximately 124,000 square feet of available space. The property is carried in the financial statements at $6 million as of December 31, 2009, and is classified as an other invested asset. Unaffiliated tenants occupy approximately 8 percent. All unoccupied space is currently available for lease.

The Cincinnati Insurance Company owns a building used for business continuity, with approximately 48,000 square feet of available space, located approximately six miles from our headquarters. The property, including land, is carried on our financial statements at $10 million as of December 31, 2009, and is classified as land, building and equipment, net, for company use.

Item 3.	Legal Proceedings

Neither the company nor any of our subsidiaries is involved in any material litigation other than ordinary, routine litigation incidental to the nature of its business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of Cincinnati Financial during the fourth quarter of 2009.

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Cincinnati Financial Corporation had approximately 13,000 shareholders of record and approximately 36,000 beneficial shareholders as of December 31, 2009. Many of our independent agent representatives and most of the 4,170 associates of our subsidiaries own the company’s common stock. We are unable to quantify those holdings because many are beneficially held.

Our common shares are traded under the symbol CINF on the Nasdaq Global Select Market.

(Source: Nasdaq Global Select Market)	2009				2008
Quarter:	1st	2nd	3rd	4th	1st	2nd	3rd	4th
High	$29.66	$26.94	$26.31	$26.89	$39.71	$39.97	$33.60	$31.71
Low	17.84	21.40	21.30	25.05	35.10	25.40	21.83	18.80
Period-end close	22.87	22.35	25.99	26.24	38.04	25.40	28.44	29.07
Cash dividends declared	0.39	0.39	0.395	0.395	0.39	0.39	0.39	0.39

We discuss the factors that affect our ability to pay cash dividends and repurchase shares in Item 7, Liquidity and Capital Resources, Page 68. One factor we address is regulatory restrictions on the dividends our insurance subsidiary can pay to the parent company, which also is discussed in Item 8, Note 9 of the Consolidated Financial Statements, Page 106.

The following summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights at December 31, 2009	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) at December 31, 2009
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,875,411	$36.67	7,726,853
Equity compensation plans not approved by security holders	-	-	-
Total	9,875,411	$36.67	7,726,853

The number of securities remaining available for future issuance includes: 7,354,695 shares available for issuance under the Cincinnati Financial Corporation 2006 Stock Compensation Plan, which can be issued as stock options, service-based, or performance-based restricted stock units, stock appreciation rights or other equity-based grants; 72,158 shares of stock options available for issuance under the Cincinnati Financial Corporation Stock Option Plan VII  and 300,000 shares available for issuance of share grants under the Director’s Stock Plan of 2009, which was approved by shareholders during 2009. Additional information about stock-based associate compensation granted under our equity compensation plans is available in Item 8, Note 17 of the Consolidated Financial Statements, Page 113.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2009	0	$0.00	0	9,048,574
February 1-28, 2009	0	0.00	0	9,048,574
March 1-31, 2009	3,174	22.69	3,174	9,045,400
April 1-30, 2009	1,303	26.71	1,303	9,044,097
May 1-31, 2009	0	0.00	0	9,044,097
June 1-30, 2009	0	0.00	0	9,044,097
July 1-31, 2009	0	0.00	0	9,044,097
August 1-31, 2009	0	0.00	0	9,044,097
September 1-30, 2009	0	0.00	0	9,044,097
October 1-31, 2009	0	0.00	0	9,044,097
November 1-30, 2009	0	0.00	0	9,044,097
December 1-31, 2009	0	0.00	0	9,044,097
Totals	4,477	23.86	4,477

We did not sell any of our shares that were not registered under the Securities Act during 2009. The board of directors has authorized share repurchases since 1996. Purchases are expected to be made generally through open market transactions. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to SEC regulations.

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

Cumulative Total Return

As depicted in the graph below, the five–year total return on a $100 investment made December 31, 2004, assuming the reinvestment of all dividends, was a negative 23.3 percent for Cincinnati Financial Corporation’s common stock compared with a negative 7.3 percent for the Standard & Poor’s Composite 1500 Property & Casualty Insurance Index and a 2.1 percent return for the Standard & Poor’s 500 Index.

The Standard & Poor’s Composite 1500 Property & Casualty Insurance Index includes 25 companies: Allstate Corporation, American Physicians Capital, Amerisafe Inc., Berkley (W R) Corporation, Chubb Corporation, Cincinnati Financial Corporation, Employers Holdings Inc., Fidelity National Financial Inc., First American Corporation, Hanover Insurance Group Inc., Infinity Property & Casualty Corporation, Mercury General Corporation, Navigators Group Inc., Old Republic International Corporation, Proassurance Corporation, Progressive Corporation, RLI Corporation, Safety Insurance Group Inc., Selective Insurance Group Inc., Stewart Information Services, Tower Group Inc., Travelers Companies Inc., United Fire & Casualty Company, XL Capital Ltd. and Zenith National Insurance Corporation.

The Standard & Poor’s 500 Index includes a representative sample of 500 leading companies in a cross section of industries of the U.S. economy. Although this index focuses on the large capitalization segment of the market, it is widely viewed as a proxy for the total market.

Item 6.              Selected Financial Data

	Years ended December 31,
(In millions except per share data)	2009	2008		2007		2006
Consolidated Income Statement Data
Earned premiums	$3,054	$3,136		$3,250		$3,278
Investment income, net of expenses	501	537		608		570
Realized investment gains and losses*	336	138		382		684
Total revenues	3,903	3,824		4,259		4,550
Net income	432	429		855		930
Net income per common share:
Basic	$2.66	$2.63		$5.01		$5.36
Diluted	2.65	2.62		4.97		5.30
Cash dividends per common share:
Declared	1.57	1.56		1.42		1.34
Paid	1.565	1.525		1.40		1.31
Shares Outstanding
Weighted average, diluted	163	163		172		175
Consolidated Balance Sheet Data
Invested assets	$10,643	$8,890		$12,261		$13,759
Deferred policy acquisition costs	481	509		461		453
Total assets	14,440	13,369		16,637		17,222
Gross loss and loss expense reserves	4,142	4,086		3,967		3,896
Life policy reserves	1,783	1,551		1,478		1,409
Long-term debt	790	791		791		791
Shareholders' equity	4,760	4,182		5,929		6,808
Book value per share	29.25	25.75		35.70		39.38
Value creation ratio	19.7%	(23.5	) %	(5.7	) %	16.7%
Consolidated Property Casualty Operations
Earned premiums	$2,911	$3,010		$3,125		$3,164
Unearned premiums	1,507	1,542		1,562		1,576
Gross loss and loss expense reserves	4,096	4,040		3,925		3,860
Investment income, net of expenses	336	350		393		367
Loss ratio	58.6%	57.7%		46.6%		51.9%
Loss expense ratio	13.1	10.6		12.0		11.6
Underwriting expense ratio	32.8	32.3		31.7		30.8
Combined ratio	104.5%	100.6%		90.3%		94.3%

Per share data adjusted to reflect all stock splits and dividends prior to December 31, 2009.

*
Realized investment gains and losses are integral to our financial results over the long term, but our substantial discretion in the timing of investment sales may cause this value to fluctuate substantially. Also, applicable accounting standards require us to recognize gains and losses from certain changes in fair values of securities and embedded derivatives without actual realization of those gains and losses. We discuss realized investment gains for the past three years in Item 7, Investments Results of Operations, Page 64.

2005	2004	2003	2002		2001	2000	1999

$3,164	$3,020	$2,748	$2,478		$2,152	$1,907	$1,732
526	492	465	445		421	415	387
61	91	(41)	(94)		(25)	(2)	0
3,767	3,614	3,181	2,843		2,561	2,331	2,128
602	584	374	238		193	118	255

$3.44	$3.30	$2.11	$1.33		$1.10	$0.67	$1.40
3.40	3.28	2.10	1.32		1.07	0.67	1.37

1.205	1.04	0.90	0.81		0.76	0.69	0.62
1.162	1.02	0.89	0.80		0.74	0.67	0.60

177	178	178	180		179	181	186

$12,702	$12,677	$12,485	$11,226		$11,534	$11,276	$10,156
429	400	372	343		286	259	226
16,003	16,107	15,509	14,122		13,964	13,274	11,795
3,661	3,549	3,415	3,176		2,887	2,473	2,154
1,343	1,194	1,025	917		724	641	885
791	791	420	420		426	449	456
6,086	6,249	6,204	5,598		5,998	5,995	5,421
34.88	35.60	35.10	31.43		33.62	33.80	30.35
1.4%	4.4%	14.5%	(4.1	) %	1.7%	13.6%	1.3%

$3,058	$2,919	$2,653	$2,391		$2,073	$1,828	$1,658
1,557	1,537	1,444	1,317		1,060	920	835
3,629	3,514	3,386	3,150		2,894	2,416	2,093
338	289	245	234		223	223	208
49.2%	49.8%	56.1%	61.5%		66.6%	71.1%	61.6%
10.0	10.3	11.6	11.4		10.1	11.3	10.0
30.0	29.7	27.0	26.8		28.2	30.4	28.6
89.2%	89.8%	94.7%	99.7%		104.9%	112.8%	100.2%

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The purpose of Management’s Discussion and Analysis is to provide an understanding of Cincinnati Financial Corporation’s consolidated results of operations and financial condition. Our Management’s Discussion and Analysis should be read in conjunction with Item 6, Selected Financial Data, Pages 32 and 33, and Item 8, Consolidated Financial Statements and related Notes, beginning on Page 87. We present per share data on a diluted basis unless otherwise noted, adjusting those amounts for all stock splits and stock dividends.

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

Executive Summary

Through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on written premium volume for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies in 37 states as discussed in Item 1, Our Business and Our Strategy, Page 1.

Although 2009 and 2008 were difficult years for our economy, our industry and our company, our long-term perspective lets us address the immediate challenges while focusing on the major decisions that best position the company for success through all market cycles. We believe that this forward-looking view has consistently benefited our shareholders, agents, policyholders and associates.

To measure our progress, we have defined a measure of value creation that we believe captures the contribution of our insurance operations, the success of our investment strategy and the importance we place on paying cash dividends to shareholders. We refer to this measure as our value creation ratio, or VCR, and it is made up of two primary components: (1) our rate of growth in book value per share plus (2) the ratio of dividends declared per share to beginning book value per share. For the period 2010 through 2014, an annual value creation ratio averaging 12 percent to 15 percent is our primary performance target. Management believes this non-GAAP measure is a useful supplement to GAAP information. With heightened economic and market uncertainty since 2008, we believe the long-term nature of this ratio is an appropriate way to measure our long-term progress in creating shareholder value.

	One	Three-year		Five-year
	year	% average		% average
Value creation ratio
as of December 31, 2009	19.7%	(3.2	) %	1.7%
as of December 31, 2008	(23.5)	(4.2)		(1.3)
as of December 31, 2007	(5.7)	4.1		6.3

When looking at our longer-term objectives, we see three performance drivers:

•
Premium growth – We believe over any five-year period our agency relationships and initiatives can lead to a property casualty written premium growth rate that exceeds the industry average. The compound annual growth rate of our net written premiums was negative 0.6 percent over the five-year period 2005 through 2009, equal to the negative 0.6 percent estimated growth rate for the property casualty insurance industry.

•
Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently below 100 percent. Our GAAP combined ratio has averaged 95.6 percent over the five-year period 2005 through 2009. Our combined ratio was below 100 percent in each year during the period, except 2008 and 2009, which averaged 102.5 percent, and which averaged catastrophe losses that were 2.5 percentage points higher than the average for the 10-year period prior to 2008. Performance as measured by the combined ratio is discussed in Consolidated Property Casualty Insurance Results of Operations, Page 46. Our statutory combined ratio averaged 95.4 percent over the five-year period 2005 through 2009 compared with an estimated 98.9 percent for the property casualty industry.

•
Investment contribution - We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index.

o
Investment income growth, on a before-tax basis, grew at a compound annual rate of 0.3 percent over the five-year period 2005 through 2009. It grew in each year except 2008 and 2009, when we experienced a dramatic reduction in dividend payouts by financial services companies held in our equity portfolio, a risk we addressed aggressively during 2008, completing that effort in early 2009.

o
Over the five years ended December 31, 2009, our compound annual equity portfolio return was a negative 5.8 percent compared with a compound annual total return of 0.4 percent for the Index. Our equity portfolio underperformed the market for the five-year period primarily because of the decline in the market value of our previously large holdings in the financial services sector. For the year 2009, our compound annual equity portfolio return was 16.4 percent, compared with 26.5 percent for the Index, as the broad market rally did not favor the higher quality, dividend-paying stocks we prefer.

The board of directors is committed to rewarding shareholders directly through cash dividends and through authorizing share repurchases. The board also has periodically declared stock dividends and splits. Through 2009, the company has increased the indicated annual cash dividend rate for 49 consecutive years, a record we believe is matched by only 11 other publicly traded companies. The board regularly evaluates relevant factors in dividend-related decisions, and the increase reflects confidence in our strong capital, liquidity and financial flexibility, as well as progress through our initiatives to improve earnings performance. We discuss our financial position in more detail in Liquidity and Capital Resources, Page 68.

Strategic Initiatives Highlights

Management has worked to identify the strategies that can lead to long-term success, with concurrence by the board of directors. Our strategies are intended to position us to compete successfully in the markets we have targeted while appropriately managing risk. We believe successful implementation of the initiatives that support our strategies will help us better serve our agent customers, reduce volatility in our financial results and weather difficult economic, market or industry pricing cycles.

•
Manage capital effectively – Continued focus on these initiatives is intended to manage our capital and liquidity so that we can successfully grow our insurance business. A strong capital position provides the capacity to support premium growth and provides the liquidity to pay claims while sustaining our investment in the people and infrastructure needed to implement our other strategic initiatives.

•
Improve insurance profitability – Implementation of these operational initiatives is intended to support profitable growth for the agencies that represent us and for our company. These initiatives seek to enhance our underwriting or pricing expertise and to provide more advanced technology to our agents, allowing them to serve clients faster and manage expenses better. Some initiatives also streamline our internal processes so we can devote more resources to agent service.

•
Drive premium growth – Implementation of these operational initiatives is intended to expand our geographic footprint and diversify our premium sources to obtain profitable growth without significant infrastructure expense. Diversified growth also may reduce our catastrophe exposure risk.

We discuss each of these strategies, along with the metrics we use to assess their progress, in Item 1, Strategic Initiatives, Page 8,

Factors Influencing Our Future Performance

In 2009, our value creation ratio result exceeded our target annual average of 12 percent to 15 percent for the period 2010 through 2014, and in 2008, it was below our target, as discussed in the review of our financial highlights below. For the year 2010, we believe our value creation ratio may be below our long-term target for several reasons.

•
The strong rally in financial markets during 2009 had a highly favorable impact on our 2009 value creation ratio, offsetting much of the unfavorable impact of the sharp decline in financial markets during 2008. That decline also was reflected in the value creation ratio. Should financial markets decline during 2010, which could occur as part of typical volatility patterns, the related component of our 2010 value creation ratio could also register a weak or negative result.

•
Lingering effects of soft insurance market pricing are expected to affect growth rates and earned premium levels into 2010 and perhaps later, depending on when insurance market conditions improve. These conditions continue to weaken loss ratios and hamper near-term profitability. Economic factors, including inflation, may increase our claims and settlement expenses related to medical care, litigation and construction.

•
The weak economy is expected to continue to affect policyholders by deflating the valuation of their business and personal insurable assets. Until the weak economy significantly strengthens, we do not expect to see significant premium growth for the property casualty industry or our commercial lines segment, which represented 75 percent of our 2009 property casualty net written premiums. Property casualty written premium growth also may lag as our growth initiatives need more time to reach their full contribution.

•
We will incur the cost of continued investment in our business, including technology, entry in new states and process initiatives to create long-term value. In addition, we will not see the full advantage of many of these investments for several years.

•
Diversification of the investment portfolio during 2008 and early 2009 included sales of selected positions to lock in gains, reduce concentrations and increase liquidity. Proceeds of sales were reinvested in both fixed income and in equity securities with yields that we believe are likely to be more secure, but which could result in slower growth of investment income. We expect to continue making changes to the portfolio, as appropriate.

Our view of the value we can create over the next five years relies on two assumptions about the external environment. First, we anticipate some firming of commercial insurance pricing by the end of 2010. Second, we believe that the economy and financial markets can resume a growth track by the end of 2010. If those assumptions prove to be inaccurate, we may not be able to achieve our performance targets even if we accomplish our strategic objectives.

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

•
We expect the independent insurance agency system to remain strong and viable, with continued agency consolidation, especially as agency margins come under more pressure due to soft pricing and the difficult economic environment. The soft commercial market that has extended into 2010 creates additional risk for agencies. We expect the soft market to continue for much of 2010, particularly in non-catastrophe-event-prone states and lines of business, absent a significant event or events.

•
We expect initiatives that make it easier for agents to do business with us will continue to be a significant factor in agency relationships, with technology being a major driver. Policyholders will increasingly demand online services and access from agents or carriers.

We discuss in our Item 1A, Risk Factors, Page 23, many potential risks to our business and our ability to achieve our qualitative and quantitative objectives. These are real risks, but their probability of occurring may not be high. We also believe that our risk management programs generally could mitigate their potential effects, in the event they would occur. We continue to study emerging risks, including climate change risk and its potential financial effects on our results of operation and those we insure. These effects include deterioration in credit quality of our municipal or corporate bond portfolios and increased losses without sufficient corresponding increases in premiums. As with any risk, we seek to identify the extent of the risk exposure and possible actions to mitigate potential negative effects of risk, at an enterprise level.

We have formal risk management programs overseen by a senior officer and supported by a team of representatives from business areas. The team makes reports to our chairman, our president and chief executive officer and our board of directors, as appropriate, on risk assessments, risk metrics and risk plans. Our use of operational audits, strategic plans and departmental business plans, as well as our culture of open communications and our fundamental respect for our Code of Conduct, continue to help us manage risks on an ongoing basis.

Below we review highlights of our financial results for the past three years. Detailed discussion of these topics appears in Results of Operations, Page 46, and Liquidity and Capital Resources, Page 68.

Corporate Financial Highlights

The value creation ratio discussed in the Executive Summary, Page 34, was 19.7 percent in 2009, negative 23.5 percent in 2008 and negative 5.7 percent in 2007. The book value per share growth component of the value creation ratio was 13.6 percent during 2009, largely reflecting improved valuation of our investment portfolio in addition to earnings. In both 2008 and 2007, a decline in unrealized gains on our investment portfolio was the most significant factor in the decline in book value as discussed below. In 2009 and 2008, net income also was significantly below the level of 2007.

Cash dividends declared per share rose 0.6 percent in 2009, 9.9 percent in 2008 and 6.0 percent in 2007.

Balance Sheet Data

	At December 31,	At December 31,
(Dollars in millions except share data)	2009	2008
Balance sheet data
Invested assets	$10,643	$8,890
Total assets	14,440	13,369
Short-term debt	49	49
Long-term debt	790	791
Shareholders' equity	4,760	4,182
Book value per share	29.25	25.75
Debt-to-capital ratio	15.0%	16.7%

Invested assets increased significantly for the year 2009 primarily due to a strong rally in the financial markets, reversing the trend of 2008 from lower fair values for portfolio investments, largely due to economic factors. Entering 2009, the portfolio was substantially more diversified and generally better positioned to withstand short-term fluctuations compared with recent years. The downturn in the economy during 2008 had a particularly adverse effect on our financial sector equity holdings, which made up a significant portion of the portfolio prior to mid-2008. We discuss our investment strategy in Item 1, Investments Segment, Page 18, and results for the segment in Investment Results of Operations, Page 64.

Our ratio of debt to total capital (debt plus shareholders’ equity) decreased during 2009 after rising in 2008. The increase during 2008 was due to the effect on shareholders’ equity from the declining value of our invested assets.

Income Statement and Per Share Data

	Twelve months ended December 31,			2009-2008	2008-2007
(Dollars in millions except share data)	2009	2008	2007	Change %	Change %
Income statement data
Earned premiums	$3,054	$3,136	$3,250	(2.6)	(3.5)
Investment income, net of expenses (pretax)	501	537	608	(6.8)	(11.6)
Realized investment gains and losses (pretax)	336	138	382	144.5	(64.0)
Total revenues	3,903	3,824	4,259	2.1	(10.2)
Net income	432	429	855	0.7	(49.9)
Per share data
Net income	$2.65	$2.62	$4.97	1.1	(47.3)
Cash dividends declared	1.57	1.56	1.42	0.6	9.9

Weighted average shares outstanding	162,866,863	163,362,409	172,167,452	(0.3)	(5.1)

Net income increased $3 million during 2009, reflecting the after-tax net effect of three major contributing items: a $132 million increase from net realized investment gains, partially offset by a $48 million decrease from investment income and a $74 million decrease from property casualty underwriting results. Net income declined in 2008 because of a decline in realized investment gains, a first-ever decline in investment income and a lower aggregate contribution from our insurance segments. A 2008 pension plan settlement reduced 2008 net income by $17 million, or 11 cents per share. The transition from a defined benefit pension plan reduced company risk while providing a company-sponsored 401(k) match to associates.

Weighted average shares outstanding may fluctuate from period to period due to repurchases of shares under board authorizations or issuance of shares when associates exercise stock options. Weighted average shares outstanding on a diluted basis declined by less than 1 million in 2009, after declining 9 million in 2008 and 3 million in 2007.

As discussed in Investment Results of Operation, Page 64, security sales led to realized investment gains in all three years, although 2008 gains were tempered by $510 million in other-than-temporary impairment charges. Realized investment gains and losses are integral to our financial results over the long term. We have substantial discretion in the timing of investment sales and, therefore, the gains or losses that are recognized in any period. That discretion generally is independent of the insurance underwriting process. Also, applicable accounting standards require us to recognize gains and losses from certain changes in fair values of securities and for securities with embedded derivatives without actual realization of those gains and losses.

Lower income from common stock dividends led to a 6.8 percent decline in pretax net investment income in 2009, improving on an 11.6 percent decline for 2008, which was the first decline for this measure in company history. The primary reason for the decline was dividend reductions by common and preferred holdings, including reductions during the year on positions subsequently sold or reduced.

Contribution from Insurance Operations

	Years ended December 31,			2009-2008	2008-2007
(Dollars in millions)	2009	2008	2007	Change %	Change %
Consolidated property casualty highlights
Written premiums	$2,911	$3,010	$3,117	(3.3)	(3.4)
Earned premiums	2,911	3,010	3,125	(3.3)	(3.7)
Underwriting (loss) profit	(131)	(17)	304	nm	nm

				Pt. Change	Pt. Change
GAAP combined ratio	104.5%	100.6%	90.3%	3.9	10.3
Statutory combined ratio	104.4	100.4	90.3	4.0	10.1
Written premium to statutory surplus	0.8	0.9	0.7	(0.1)	0.2

The decline in property casualty written premium growth reflected the competitive and market factors discussed in Item 1, Commercial Lines and Personal Lines Property Casualty Insurance Segment, Page 12 and Page 15.

In both 2009 and 2008, our property casualty insurance operations reported an underwriting loss after achieving record profitability in 2007. We measure property casualty underwriting profitability primarily by the combined ratio. Our combined ratio measures the percentage of each earned premium dollar spent on claims plus all expenses related to our property casualty operations. A lower ratio indicates more favorable results and better underlying performance. In 2009, 2008 and 2007, favorable development on reserves for claims that occurred in prior accident years helped offset incurred loss and loss expenses. Reserve development is discussed further in Property Casualty Loss and Loss Expense Obligations and Reserves, Pages 71 through 72. Catastrophe losses fluctuated dramatically over the three-year period, with higher than average contributions to the combined ratio of 5.7 and 6.8 percentage points in 2009 and 2008, respectively, following an unusually low 0.8 points in 2007. Our 10-year historical annual average contribution of catastrophe losses to the combined ratio was 4.2 percentage points as of December 31, 2009. The pension plan settlement increased the 2008 combined ratio by 0.8 percentage points.

During 2009, our excess and surplus lines operations contributed $39 million to net written premiums and $27 million to earned premiums. We began excess and surplus lines operations in 2008, and performance is consistent with expectations, including a modest underwriting loss primarily due to start-up expenses related to technology for processing business.

Our life insurance segment continued to provide a consistent source of profit. We discuss results for the segment in Life Insurance Results of Operations, Page 62. Investment income and realized investment gains from the life insurance investment portfolio are included in Investments segment results.

Critical Accounting Estimates

Cincinnati Financial Corporation’s financial statements are prepared using GAAP. These principles require management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates.

The significant accounting policies used in the preparation of the financial statements are discussed in Item 8, Note 1 of the Consolidated Financial Statements, Page 94. In conjunction with that discussion, material implications of uncertainties associated with the methods, assumptions and estimates underlying the company’s critical accounting policies are discussed below. The audit committee of the board of directors reviews the annual financial statements with management and the independent registered public accounting firm. These discussions cover the quality of earnings, review of reserves and accruals, reconsideration of the suitability of accounting principles, review of highly judgmental areas including critical accounting policies, audit adjustments and such other inquiries as may be appropriate.

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

For some lines of business that we write, a considerable and uncertain amount of time can elapse between the occurrence, reporting and payment of insured claims. The amount we will actually have to pay for such claims also can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. Gross loss and loss expense reserves were $4.096 billion at year-end 2009 compared with $4.040 billion at year-end 2008.

How Reserves Are Established

Our field claims representatives establish case reserves when claims are reported to the company to provide for our unpaid loss and loss expense obligation associated with individual claims. Experienced headquarters claims supervisors review individual case reserves greater than $35,000 that were established by field claims representatives. Headquarters claims managers also review case reserves greater than $100,000.

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

We also establish incurred but not reported (IBNR) reserves to provide for all unpaid loss and loss expenses not accounted for by case reserves:

•
For weather events designated as catastrophes, we calculate IBNR reserves directly as a result of an estimated IBNR claim count and an estimated average claim amount for each event. Our claims department management coordinates the assessment of these events and prepares the related IBNR reserve estimates. Such an assessment involves a comprehensive analysis of the nature of the storm, of policyholder exposures within the affected geographic area and of available claims intelligence. Depending on the nature of the event, available claims intelligence could include surveys of field claims associates within the affected geographic area, feedback from a catastrophe claims team sent into the area, as well as data on claims reported as of the financial statement date. We generally use the catastrophe definition provided by Property Claims Service, a division of Insurance Services Office (ISO). PCS defines a catastrophe as an event that causes countrywide damage of $25 million or more in insured property losses and affects a significant number of policyholders and insureds.

•
For asbestos and environmental claims, we calculate IBNR reserves by deriving an actuarially based estimate of total unpaid loss and loss expenses. We then reduce the estimate by total case reserves. We discuss the reserve analysis that applies to asbestos and environmental reserves in Asbestos and Environmental Reserves, Page 74.

•
For all other claims and events, IBNR reserves are calculated as the difference between an actuarial estimate of the ultimate cost of total loss and loss expenses incurred reduced by the sum of total loss and loss expense payments and total case reserves estimated for individual claims. We discuss below the development of actuarially based estimates of the ultimate cost of total loss and loss expenses incurred.

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

Our actuarial staff uses diagnostics provided by stochastic reserving software to evaluate the appropriateness of the models and methods listed above. The software’s diagnostics have indicated that the appropriateness of these models and methods for estimating IBNR reserves for our lines of business tends to depend on a line's tail. Tail refers to the time interval between a typical claim's occurrence and its settlement. For our long-tail lines such as workers’ compensation and commercial casualty, models from the probabilistic trend family tend to provide superior fits and to validate well compared with models underlying the loss development and Bornhuetter-Ferguson methods. The loss development and Bornhuetter-Ferguson methods, particularly the reported loss variations, tend to produce the more appropriate IBNR reserve estimates for our short-tail lines such as homeowner and commercial property. For our mid-tail lines such as personal and commercial auto liability, all models and methods provide useful insights.

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

These trends and measures also support the estimation of ultimate accident year loss ratios needed for applying the Bornhuetter-Ferguson methods and for assessing the reasonability of all IBNR reserve estimates computed. Our actuarial staff reviews these trends and measures quarterly, updating parameters derived from them as necessary.

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

The determination of management's best estimate, like the preparation of the reserve analysis that supports it, involves considerable judgment. Changes in reserving data or the trends and factors that influence reserving data may signal fundamental shifts or may simply reflect single-period anomalies. Even if a change reflects a fundamental shift, the full extent of the change may not become evident until years later. Moreover, since our methods and models do not explicitly relate many of the factors we consider directly to reserve levels, we typically cannot quantify the precise impact of such factors on the adequacy of reserves prospectively or retrospectively.

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

Key Assumptions - Loss Reserving

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

Reserve Estimate Variability

Management believes that the standard error of a reserve estimate, a measure of the estimate's variability, provides the most appropriate measure of the estimate's sensitivity. The reserves we establish depend on the models we use and the related parameters we estimate in the course of conducting reserve analyses. However, the actual amount required to settle all outstanding insured claims, including IBNR claims, as of a financial statement date depends on stochastic, or random, elements as well as the systematic elements captured by our models and estimated model parameters. For the lines of business we write, process uncertainty – the inherent variability of loss and loss expense payments – typically contributes more to the imprecision of a reserve estimate than parameter uncertainty.

Consequently, a sensitivity measure that ignores process uncertainty would provide an incomplete picture of the reserve estimate's sensitivity. Since a reserve estimate's standard error accounts for both process and parameter uncertainty, it reflects the estimate's full sensitivity to a range of reasonably likely scenarios.

The table below provides standard errors and reserve ranges for lines of business that account for just over 90 percent of our 2009 loss and loss expense reserves as well as the potential effects on our net income, assuming a 35 percent federal tax rate. Standard errors and reserve ranges for assorted groupings of these lines of business cannot be computed by simply adding the standard errors and reserve ranges of the component lines of business, since such an approach would ignore the effects of product diversification. See Range of Reasonable Reserves, Page 72, for more details on our total reserve range. While the table reflects our assessment of the most likely range within which each line's actual unpaid loss and loss expenses may fall, one or more lines' actual unpaid loss and loss expenses could nonetheless fall outside of the indicated ranges.

	Net loss and loss expense range of reserves
	Carried	Low	High	Standard	Net income
(In millions)	reserves	point	point	error	effect
At December 31, 2009
Total	$3,661	$3,459	$3,774

Commercial casualty	$1,605	$1,459	$1,691	$116	$75
Commercial property	115	93	136	21	14
Commercial auto	374	355	393	19	12
Workers' compensation	975	887	1,035	74	48
Personal auto	154	146	161	8	5
Homeowners	89	80	98	9	6

At December 31, 2008
Total	$3,498	$3,256	$3,592

Commercial casualty	$1,559	$1,280	$1,595	$158	$103
Commercial property	137	123	160	19	12
Commercial auto	385	367	401	17	11
Workers' compensation	842	854	943	45	29
Personal auto	165	153	170	8	5
Homeowners	82	74	90	8	5

If actual unpaid loss and loss expenses fall within these ranges, our cash flow and fixed maturity investments should provide sufficient liquidity to make the subsequent payments. To date, our cash flow has covered our loss and loss expense payments, and we have never had to sell investments to make these payments. If this were to become necessary, however, our fixed maturity investments should provide us with ample liquidity. At year-end 2009, consolidated fixed maturity investments exceeded total insurance reserves (including life policy reserves) by more than $1.930 billion.

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

The application of our impairment policy resulted in other-than-temporary impairment charges that reduced our income before income taxes by $131 million in 2009, $510 million in 2008 and $16 million in 2007. Impairment charges are recorded for other-than-temporary declines in value, if, in the asset impairment committee’s judgment, there is little expectation that the value may be recouped within a designated recovery period. Other than-temporary impairment losses represent non-cash charges to income and are reported as realized investment losses.

Our portfolio managers monitor their assigned portfolios. If a security is trading below book value, the portfolio managers undertake additional reviews. Such declines often occur in conjunction with events taking place in the overall economy and market, combined with events specific to the industry or operations of the issuing organization. Management reviews quantitative measurements such as a declining trend in fair value, the extent of the fair value decline and the length of time the value of the security has been depressed, as well as qualitative measures such as pending events, credit ratings and issuer liquidity. We are even more proactive when these declines in valuation are greater than might be anticipated when viewed in the context of overall economic and market conditions. We provide information about valuation of our invested assets in Item 8, Note 2 of the Consolidated Financial Statements, Page 100.

All securities valued below 100 percent of book value are reported to the asset impairment committee for evaluation. Securities valued between 95 percent and 100 percent of book value are reviewed but not monitored separately by the committee. These assets generally are at this value because of interest rate-driven factors.

When evaluating for other-than-temporary impairments, the committee considers the company’s intent and ability to retain a security for a period adequate to recover its cost. Because of the company's financial strength, management may not impair certain securities even when they are trading below book value.

When determining OTTI charges for our fixed-maturity portfolio, management places significant emphasis on whether issuers of debt are current on contractual payments and whether future contractual amounts are likely to be paid. Our fixed maturity invested asset impairment policy states that OTTI is considered to have occurred (1) if we intend to sell the impaired fixed maturity security; (2) if it is more likely than not we will be required to sell the fixed maturity security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. If we intend to sell or it is more likely than not we will be required to sell, the book value of any such securities is reduced to fair value as the new cost basis, and a realized loss is recorded in the quarter in which it is recognized. When we believe that full collection of interest and/or principal is not likely, we determine the net present value of future cash flows by using the effective interest rate implicit in the security at the date of acquisition as the discount rate and compare that amount to the amortized cost and fair value of the security. The difference between the net present value of the expected future cash flows and amortized cost of the security is considered a credit loss and recognized as a realized loss in the quarter in which it occurred. The difference between the fair value and the net present value of the cash flows of the security, the non-credit loss, is recognized in other comprehensive income as an unrealized loss.

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

For each of our equity securities in an unrealized loss position at December 31, 2009, we applied the objective quantitative and qualitative criteria of our invested asset impairment policy for OTTI. Our long-term equity investment philosophy, emphasizing companies with strong indications of paying and growing dividends, combined with our strong surplus, liquidity and cash flow, provide us the ability to hold these investments through what we believe to be slightly longer recovery periods occasioned by the recession and historic levels of market volatility. We review the expected recovery period by individual security. Based on the individual qualitative and quantitative factors, as discussed above, we evaluate and determine an expected recovery period for each security. A change in the condition of a security can warrant impairment before the expected recovery period. If the security has not recovered cost within the expected recovery period, the security is impaired.

Securities that have previously been impaired are evaluated based on their adjusted book value and written down further, if deemed appropriate. We provide detailed information about securities trading in a continuous loss position at year-end 2009 in Item 7A, Application of Asset Impairment Policy, Page 85. An other-than-temporary decline in the fair value of a security is recognized in net income as a realized investment loss.

Securities considered to have a temporary decline would be expected to recover their book value, which may be at maturity. Under the same accounting treatment as fair value gains, temporary declines (changes in the fair value of these securities) are reflected in shareholders’ equity on our balance sheet in accumulated other comprehensive income, net of tax, and have no impact on net income.

Fair Value Measurements

Valuation of Financial Instruments

Valuation of financial instruments, primarily securities held in our investment portfolio, is a critical component of our year-end financial statement preparation. Fair Value Measurements and Disclosures, ASC 820-10, defines fair value as the exit price or the amount that would be (1) received to sell an asset or (2) paid to transfer a liability in an orderly transaction between marketplace participants at the measurement date. When determining an exit price, we must, whenever possible, rely upon observable market data. Prior to the adoption of ASC 820-10, we considered various factors such as liquidity and volatility but primarily obtained pricing from various external services, including broker quotes.

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

Financial assets and liabilities recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as described in Item 8, Note 3, Fair Value Measurements, Page 103.

Level 1 and Level 2 Valuation Techniques

Over 99 percent of the $10.562 billion of securities in our investment portfolio measured at fair value are classified as Level 1 or Level 2. Financial assets that fall within Level 1 and Level 2 are priced according to observable data from identical or similar securities that have traded in the marketplace. Also within Level 2 are securities that are valued by outside services or brokers where we have evaluated the pricing methodology and determined that the inputs are observable.

Included in the Level 2 hierarchy is a small portfolio of collateralized mortgage obligations (CMOs) that represented less than 1 percent of the fair value of our investment portfolio at December 31, 2009. We obtained the CMOs as part of the termination of our securities lending program during 2008.

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

Management ultimately determined the pricing for each Level 3 security that we considered to be the best exit price valuation. As of December 31, 2009, total Level 3 assets were less than 1 percent of our investment portfolio measured at fair value. Broker quotes are obtained for thinly traded securities that subsequently fall within the Level 3 hierarchy. We obtained two non-binding quotes from brokers and, after evaluating, our investment professionals typically selected the lower quote as the fair value.

Employee Benefit Pension Plan

We have a defined benefit pension plan which was modified during 2008; refer to Item 8, Note 13 of the Consolidated Financial Statements, Page 109, for additional information. Contributions and pension costs are developed from annual actuarial valuations. These valuations involve key assumptions including discount rates and expected return on plan assets, which are updated annually. Any adjustments to these assumptions are based on considerations of current market conditions. Therefore, changes in the related pension costs or credits may occur in the future due to changes in assumptions.

Key assumptions used in developing the 2009 net pension obligation were a 6.10 percent discount rate and rates of compensation increases ranging from 4.00 percent to 6.00 percent. Key assumptions used in developing the 2009 net pension expense were a 6.00 percent discount rate, an 8.00 percent expected return on plan assets and rates of compensation increases ranging from 4.00 percent to 6.00 percent. See Note 13, Page 109 for additional information on assumptions.

In 2009, the net pension expense was $11 million. In 2010, we expect the net pension expense to be $12 million.

Holding all other assumptions constant, a 0.5 percentage-point change in the discount rate would affect our 2010 income before income taxes by $1 million. Likewise, a 0.5 percentage point change in the expected return on plan assets would affect our 2010 income before income taxes by $1 million.

The fair value of the plan assets was $42 million less than the accumulated benefit obligation at year-end 2009 and $52 million less at year-end 2008. The fair value of the plan assets was $77 million less than the projected plan benefit obligation at year-end 2009 and $88 million less at year-end 2008. Market conditions and interest rates significantly affect future assets and liabilities of the pension plan. In 2010, we expect to contribute approximately $25 million to our qualified plan.

Deferred Acquisition Costs

We establish a deferred asset for costs that vary with, and are primarily related to, acquiring property casualty and life insurance business. These costs are principally agent commissions, premium taxes and certain underwriting costs, which are deferred and amortized into net income as premiums are earned. Deferred acquisition costs track with the change in premiums. Underlying assumptions are updated periodically to reflect actual experience. Changes in the amounts or timing of estimated future profits could result in adjustments to the accumulated amortization of these costs.

For property casualty policies, deferred acquisition costs are amortized over the terms of the policies. We assess recoverability of deferred acquisition costs at the segment level, consistent with the ways we acquire service, manage and measure profitability. Our standard market insurance operations consist of two segments, commercial lines and personal lines. We also have deferred acquisition costs in our excess and surplus lines operation, which is reported in Other. For life policies, acquisition costs are amortized into income either over the premium-paying period of the policies or the life of the policy, depending on the policy type. We analyze our acquisition cost assumptions periodically to reflect actual experience; we evaluate our deferred acquisition cost for recoverability; and we regularly conduct reviews for potential premium deficiencies or loss recognition.

Contingent Commission Accrual

Another significant estimate relates to our accrual for property casualty contingent (profit-sharing) commissions. We base the contingent commission accrual estimate on property casualty underwriting results and on supplemental information. Contingent commissions are paid to agencies using a formula that takes into account agency profitability, premium volume and other factors, such as prompt monthly payment of amounts due to the company. Due to the complexity of the calculation and the variety of factors that can affect contingent commissions for an individual agency, the amount accrued can differ from the actual contingent commissions paid. The contingent commission accrual of $81 million in 2009 contributed 2.8 percentage points to the property casualty combined ratio. If contingent commissions paid were to vary from that amount by 5 percent, it would affect 2010 net income by $3 million (after tax), or 2 cents per share, and the combined ratio by approximately 0.1 percentage points.

Separate Accounts

We issue life contracts referred to as bank-owned life insurance policies (BOLI). Based on the specific contract provisions, the assets and liabilities for some BOLIs are legally segregated and recorded as assets and liabilities of the separate accounts. Other BOLIs are included in the general account. For separate account BOLIs, minimum investment returns and account values are guaranteed by the company and also include death benefits to beneficiaries of the contract holders.

Separate account assets are carried at fair value. Separate account liabilities primarily represent the contract holders' claims to the related assets and are carried at an amount equal to the contract holders’ account value. Generally, investment income and realized investment gains and losses of the separate accounts accrue directly to the contract holders and, therefore, are not included in our Consolidated Statements of Income. However, each separate account contract includes a negotiated realized gain and loss sharing arrangement with the company. This share is transferred from the separate account to our general account and is recognized as revenue or expense. In the event that the asset value of contract holders’ accounts is projected below the value guaranteed by the company, a liability is established through a charge to our earnings.

For our most significant separate account, written in 1999, realized gains and losses are retained in the separate account and are deferred and amortized to the contract holder over a five-year period, subject to certain limitations. Upon termination or maturity of this separate account contract, any unamortized deferred gains and/or losses will revert to the general account. In the event this separate account holder were to exchange the contract for the policy of another carrier in 2010, the account holder would not pay a surrender charge. The surrender charge is zero in 2010 and beyond.

At year-end 2009, net unamortized realized losses amounted to $7 million. In accordance with this separate account agreement, the investment assets must meet certain criteria established by the regulatory authorities to whose jurisdiction the group contract holder is subject. Therefore, sales of investments may be mandated to maintain compliance with these regulations, possibly requiring gains or losses to be recorded and charged to the general account. Potentially, losses could be material; however, unrealized losses are approximately $6 million before tax in the separate account portfolio, which had a book value of $541 million at year-end 2009.

Recent Accounting Pronouncements

Information about recent accounting pronouncements is provided in Item 8, Note 1 of the Consolidated Financial Statements, Page 94. We have determined that recent accounting pronouncements have not had nor are they expected to have any material impact on our consolidated financial statements.

Results Of Operations

Consolidated financial results primarily reflect the results of our four reporting segments. These segments are defined based on financial information we use to evaluate performance and to determine the allocation of assets.

•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Life insurance

•	Investments

We report as Other the non-investment operations of the parent company and its non-insurer subsidiaries, CFC Investment Company and CSU Producers Resources Inc. We also report as Other the results of The Cincinnati Specialty Underwriters Insurance Company, as well as other income of our standard market property casualty insurance subsidiary.

We measure profit or loss for our commercial lines and personal lines property casualty and life insurance segments based upon underwriting results (profit or loss), which represent net earned premium less loss and loss expenses and underwriting expenses on a pretax basis. We also frequently evaluate results for our consolidated property casualty insurance operations, which is the total of our commercial, personal plus our excess and surplus insurance results. Underwriting results and segment pretax operating income are not substitutes for net income determined in accordance with GAAP.

For our consolidated property casualty insurance operations as well as the insurance segments, statutory accounting data and ratios are key performance indicators that we use to assess business trends and to make comparisons to industry results, since GAAP-based industry data generally is not as readily available.

Investments held by the parent company and the investment portfolios for the insurance subsidiaries are managed and reported as the investments segment, separate from the underwriting businesses. Net investment income and net realized investment gains and losses for our investment portfolios are discussed in the Investment Results of Operations.

The calculations of segment data are described in more detail in Item 8, Note 18 of the Consolidated Financial Statements, Page 115. The following sections review results of operations for each of the four segments. Commercial Lines Insurance Results of Operations begins on Page 49, Personal Lines Insurance Results of Operations begins on Page 57, Life Insurance Results of Operations begins on Page 62, and Investment Results of Operations begins on Page 64. We begin with an overview of our consolidated property casualty operations, which is the total of our commercial lines, personal lines plus excess and surplus lines results.

Consolidated Property Casualty Insurance Results Of Operations

In addition to the factors discussed in Commercial Lines and Personal Lines Insurance Results of Operations, Page 49 and Page 57, overall growth and profitability for our consolidated property casualty insurance operations were affected by a number of common factors. The table below summarizes results of operations for our property casualty operations.

Our 2009 and 2008 combined ratios before catastrophe losses and reserve development on prior accident years were substantially higher than 2007 primarily due to lower pricing prompted by soft market conditions and also due to normal loss cost inflation. During 2008, we also experienced a higher level of larger commercial lines losses and the impact of a pension plan settlement cost. The pension plan settlement increased the 2008 combined ratio by 0.8 percentage points. We have taken actions to manage expenses, increasing spending in some areas such as technology to pursue long-term benefits and decreasing in other areas of our operation. However, lower pricing continues to put upward pressure on the underwriting expense ratio. This is consistent with industry trends as A.M. Best estimates that the industry’s 2009 statutory underwriting expense ratio increased by 1.4 percentage points compared with the year 2006 level.

	Years ended December 31,			2009-2008	2008-2007
(Dollars in millions)	2009	2008	2007	Change %	Change %

Earned premiums	$2,911	$3,010	$3,125	(3.3)	(3.7)

Loss and loss expenses from:
Current accident year before catastrophe losses	2,102	2,174	2,030	(3.3)	7.1
Current accident year catastrophe losses	172	205	47	(16.2)	341.2
Prior accident years before catastrophe losses	(181)	(321)	(224)	43.8	(43.5)
Prior accident year catastrophe losses	(7)	(2)	(21)	(259.0)	90.4
Total loss and loss expenses	2,086	2,056	1,832	1.4	12.2
Underwriting expenses	956	971	989	(1.5)	(1.8)
Underwriting (loss) profit	$(131)	$(17)	$304	nm	nm

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	72.2%	72.2%	64.9%	0.0	7.3
Current accident year catastrophe losses	5.9	6.8	1.4	(0.9)	5.4
Prior accident years before catastrophe losses	(6.2)	(10.7)	(7.1)	4.5	(3.6)
Prior accident year catastrophe losses	(0.2)	0.0	(0.6)	(0.2)	0.6
Total loss and loss expenses	71.7	68.3	58.6	3.4	9.7
Underwriting expenses	32.8	32.3	31.7	0.5	0.6
Combined ratio	104.5%	100.6%	90.3%	3.9	10.3

Combined ratio	104.5%	100.6%	90.3%	3.9	10.3
Contribution from catastrophe losses and prior years reserve development	(0.5)	(3.9)	(6.3)	3.4	2.4
Combined ratio before catastrophe losses and prior years reserve development	105.0%	104.5%	96.6%	0.5	7.9

Changes in written and earned premiums over the past three years reflected growing price competition partially offset by fairly stable policy retention rates of renewal business and increases in new business. New business written directly by agencies rose in both 2009 and 2008 after declining in 2007. The resurgence in new business was largely due to the contribution of new agency appointments – in both new and existing states of operation; the contribution of our excess and surplus lines business; and more competitive personal lines pricing. Other written premiums primarily include premiums ceded to our reinsurers as part of our reinsurance program.

	Years ended December 31,			2009-2008	2008-2007
(Dollars in millions)	2009	2008	2007	Change %	Change %
Agency renewal written premiums	$2,665	$2,828	$2,960	(5.8)	(4.5)
Agency new business written premiums	405	368	325	9.9	13.1
Other written premiums	(159)	(186)	(168)	15.1	(10.3)
Net written premiums	2,911	3,010	3,117	(3.3)	(3.4)
Unearned premium change	0	0	8	nm	nm
Earned premiums	$2,911	$3,010	$3,125	(3.3)	(3.7)

Catastrophe losses contributed 5.7 percentage points to the combined ratio in 2009, down somewhat from the 2008 contribution of 6.8 percentage points, the highest catastrophe loss ratio for our company since 1991. In 2007, catastrophe losses added just 0.8 percentage points, the lowest ratio over the same period. Our 10-year historical annual average contribution of catastrophe losses to the combined ratio was 4.2 percentage points as of December 31, 2009. The following table shows catastrophe losses incurred, net of reinsurance, for the past three years, as well as the effect of loss development on prior period catastrophe reserves.

Hurricane Ike, which reached the Gulf Coast on September 12, 2008, moved into the Midwest on September 14, causing unusually high winds in Ohio, Indiana and Kentucky. At December 31, 2009, our gross losses from Hurricane Ike were estimated at $145 million, making it the single largest catastrophe in the company’s history. Net of reinsurance, the loss was estimated at $59 million. Virtually all of the losses reported by our policyholders occurred in the Midwest.

Catastrophe Losses Incurred

(In millions, net of reinsurance)
			Commercial	Personal
Dates	Cause of loss	Region	lines	lines	Total
2009
Jan. 26-28	Flood, freezing, weight of ice, snow	South, Midwest	$5	$14	$19
Feb. 10-13	Flood, hail, wind	South, Midwest	13	25	38
Feb. 18-19	Wind, hail	South	1	8	9
Apr. 9-11	Flood, hail, wind	South, Midwest	13	21	34
May 7-9	Flood, hail, wind	South, Midwest	9	13	22
Jun. 2-6	Flood, hail, wind	South, Midwest	3	4	7
Jun. 10-18	Flood, hail, wind	South, Midwest	7	4	11
Sep. 18-22	Flood, hail, wind	South	3	4	7
Other 2009 catastrophes			12	13	25
Development on 2008 and prior catastrophes			(12)	5	(7)
Calendar year incurred total			$54	$111	$165

2008
Jan. 4-9	Wind, hail, flood, freezing	South, Midwest	$4	$2	$6
Jan. 29-30	Wind, hail	Midwest	5	4	9
Feb. 5-6	Wind, hail, flood	Midwest	5	8	13
Mar. 14	Tornadoes, wind, hail, flood	South	4	0	4
Mar. 15-16	Wind, hail	South	2	8	10
Apr. 9-11	Wind, hail, flood	South	17	2	19
May 1	Wind, hail	South	5	1	6
May 10-12	Wind, hail, flood	South, Mid-Atlantic	3	4	7
May 22-26	Wind, hail	Midwest	4	3	7
May 29- Jun 1	Wind, hail, flood	Midwest	4	4	8
Jun. 2-4	Wind, hail, flood	Midwest	6	4	10
Jun. 5-8	Wind, hail, flood	Midwest	8	6	14
Jun. 11-12	Wind, hail, flood	Midwest	10	4	14
Jun. 25	Wind, hail, flood	Midwest	2	2	4
Jul. 19	Wind, hail, flood	Midwest	2	2	4
Jul. 26	Wind, hail, flood	Midwest	1	7	8
Sep. 12-14	Hurricane Ike	South, Midwest	22	36	58
Other 2008 catastrophes			2	2	4
Development on 2007 and prior catastrophes			(3)	1	(2)
Calendar year incurred total			$103	$100	$203

2007
Mar. 1-2	Wind, hail, flood	South	$6	$2	$8
Jun. 7-9	Wind, hail, flood	Midwest	4	5	9
Sep. 20-21	Wind, hail, flood	Midwest	2	4	6
Other 2007 catastrophes			15	9	24
Development on 2006 and prior catastrophes			(10)	(11)	(21)
Calendar year incurred total			$17	$9	$26

The rise in the total underwriting expense ratio since 2007 largely was due to the rise in non-commission underwriting expenses, reflecting our continued investment in the people and systems necessary for our future growth, and also reflecting lower premiums. Commission expenses include our profit-sharing, or contingent commissions, which are primarily based on the profitability of an agency’s aggregate property casualty book of Cincinnati business. The commission ratio has declined from the 2007 level. These profit-based commissions generally fluctuate with our loss and loss expense ratio, with the expense ratio generally increasing when our loss and loss expense ratio declines. The change in our pension plan added 0.5 percentage points to the 2008 non-commission underwriting expense ratio.

	Years ended December 31,			2009-2008	2008-2007
(Dollars in millions)	2009	2008	2007	Change %	Change %
Commission expenses	$539	$552	$599	(2.5)	(7.8)
Underwriting expenses	400	404	375	(1.0)	7.9
Policyholder dividends	17	15	15	16.2	(3.5)
Total underwriting expenses	$956	$971	$989	(1.5)	(1.8)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	18.5%	18.3%	19.2%	0.2	(0.9)
Underwriting expenses	13.7	13.5	12.0	0.2	1.5
Policyholder dividends	0.6	0.5	0.5	0.1	0.0
Total underwriting expense ratio	32.8%	32.3%	31.7%	0.5	0.6

The discussions of our property casualty insurance segments provide additional detail about these factors.

Commercial Lines Insurance Results Of Operations

Overview — Three-Year Highlights

	Years ended December 31,			2009-2008	2008-2007
(Dollars in millions)	2009	2008	2007	Change %	Change %

Earned premiums	$2,199	$2,316	$2,411	(5.1)	(3.9)

Loss and loss expenses from:
Current accident year before catastrophe losses	1,596	1,671	1,572	(4.5)	6.3
Current accident year catastrophe losses	66	106	26	(37.9)	299.7
Prior accident years before catastrophe losses	(135)	(270)	(194)	50.0	(39.3)
Prior accident year catastrophe losses	(12)	(3)	(10)	(282.7)	69.3
Total loss and loss expenses	1,515	1,504	1,394	0.7	7.8
Underwriting expenses	719	742	756	(3.1)	(1.8)
Underwriting (loss) profit	$(35)	$70	$261	nm	(73.0)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	72.5%	72.1%	65.2%	0.4	6.9
Current accident year catastrophe losses	3.0	4.6	1.1	(1.6)	3.5
Prior accident years before catastrophe losses	(6.1)	(11.7)	(8.0)	5.6	(3.7)
Prior accident year catastrophe losses	(0.5)	(0.1)	(0.4)	(0.4)	0.3
Total loss and loss expenses	68.9	64.9	57.9	4.0	7.0
Underwriting expenses	32.7	32.1	31.3	0.6	0.8
Combined ratio	101.6%	97.0%	89.2%	4.6	7.8

Combined ratio	101.6%	97.0%	89.2%	4.6	7.8
Contribution from catastrophe losses and prior years reserve development	(3.6)	(7.2)	(7.3)	3.6	0.1
Combined ratio before catastrophe losses and prior years reserve development	105.2%	104.2%	96.5%	1.0	7.7

Performance highlights for the commercial lines segment include:

•
Premiums – Pricing in our industry continues to be very competitive, and the poor economy is driving exposures lower. Our commercial lines net written premium decline for 2009 of 5.6 percent compared favorably with the estimated decline of 7.9 percent for the overall commercial lines industry, and our 2008 decline of 4.2 percent was slightly worse than the decline of 3.9 percent estimated for the industry. We believe our pace for new and renewal business in recent years is consistent with our agents’ practice of selecting and retaining accounts with manageable risk characteristics that support the lower prevailing prices. We also believe our favorable comparison to the industry for 2009 reflects the advantages we achieve through our field focus, which provides us with quality intelligence on local market conditions. Our earned premiums declined in 2009 and 2008, following the pattern of our written premiums, after rising slightly in 2007.

•
Combined ratio – Our commercial lines combined ratio rose to 101.6 percent in 2009 from 97.0 percent in 2008, following a very strong performance in 2007. Compared with 2008, results for 2009 reflected approximately half as much benefit from net favorable reserve development on prior accident years, accounting for 5.2 percentage points of the 4.6 percentage-point combined ratio increase. The reduction in the net favorable reserve development on prior accident years occurred primarily for our commercial casualty and workers’ compensation lines of business. We continue to focus on sound underwriting fundamentals and obtaining adequate premiums for risks insured by each individual policy. The 2009 and 2008 ratios for current accident year before catastrophe losses largely reflect loss cost trends that are outpacing earned premium trends. Approximately $49 million, or 2.1 percentage points, of the rise in 2008 accident year loss and loss expenses was due to refinements made to the allocation of IBNR reserves by accident year. We discuss factors affecting the combined ratio and reserve development by line of business below.

Our commercial lines statutory combined ratio was 101.8 percent in 2009 compared with 96.6 percent in 2008 and 89.2 percent in 2007. By comparison, the estimated industry commercial lines combined ratio was 101.2 percent in 2009, 107.2 percent in 2008 and 95.1 percent in 2007. Industry commercial lines estimates include mortgage and financial guaranty insurers, which saw a surge in claims following the historically high level of mortgage defaults in 2008, driving an unusually high industry combined ratio for 2008.

Commercial Lines Insurance Premiums

	Years ended December 31,			2009-2008	2008-2007
(Dollars in millions)	2009	2008	2007	Change %	Change %
Agency renewal written premiums	$2,013	$2,156	$2,271	(6.6)	(5.1)
Agency new business written premiums	298	312	287	(4.6)	8.8
Other written premiums	(130)	(157)	(145)	16.8	(8.3)
Net written premiums	2,181	2,311	2,413	(5.6)	(4.2)
Unearned premium change	18	5	(2)	265.4	nm
Earned premiums	$2,199	$2,316	$2,411	(5.1)	(3.9)

As commercial lines markets have grown more competitive over the past several years, we have focused on leveraging our local relationships as well as the efforts of our agents and the teams that work with them. In this environment, we have been careful to maintain appropriate pricing discipline for both new and renewal business as we emphasize the importance of assessing account quality to our agencies and underwriters. We continue to make case-by-case decisions not to write or renew certain business. We continue to use rate credits to retain renewals of quality business and earn new business, but do so selectively in order to avoid commercial accounts that we believe have insufficient profit margins. Our experience remains that the larger the account, the higher the credits needed to write or retain the account, with variations by geographic region and class of business.

Over the past three years, we continued to focus on seeking and maintaining adequate premium per risk exposure as well as pursuing non-pricing means of enhancing longer-term profitability. Non-pricing means have included deliberate reviews of each risk, terms and conditions and limits of insurance. We continue to adhere to our underwriting guidelines, to re-underwrite books of business with selected agencies and to update policy terms and conditions. In addition, we continue to leverage our strong local presence. Our field marketing representatives meet with local agencies to reaffirm agreements on the extent of the frontline renewal underwriting that agents will perform. Loss control, machinery and equipment and field claims representatives continue to conduct on-site inspections. To assist underwriters, field claims representatives prepare full reports on their first-hand observations of risk quality.

Both renewal and new business reflected the effects of the economic slowdown in many regions, as exposures declined and policyholders became increasingly focused on reducing expenses. For commercial accounts, we typically calculate general liability premiums based on sales or payroll volume, while we calculate workers’ compensation premiums based on payroll volume. A change in sales or payroll volume generally indicates a change in demand for a business’s goods or services, as well as a change in its exposure to risk. Policyholders who experience sales or payroll volume changes due to economic factors may be purchasers of other types of insurance, such as commercial auto or commercial property, in addition to general liability and workers’ compensation. Premium levels for these other types of policies generally are not linked directly to sales or payroll volumes.

In 2009, we estimated that policyholders with a contractor-related ISO general liability code accounted for approximately 34 percent of our general liability premiums, which are included in the commercial casualty line of business, and that policyholders with a contractor-related National Council on Compensation Insurance Inc. (NCCI) workers’ compensation code accounted for approximately 46 percent of our workers’ compensation premiums. The market seeking to insure contractors has been more adversely affected by the economic slowdown than some other markets.

The decline in 2009 agency renewal written premiums was largely driven by pricing and exposure declines while policy retention rates declined slightly. For renewal business, our headquarters underwriters talk regularly with agents. Our field teams are available to assist headquarters underwriters by conducting inspections and holding renewal review meetings with agency staff. These activities can help verify that a commercial account retains the characteristics that caused us to write the business initially. We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies. For policies renewed during 2009, the typical pricing decline on average was in the low-single-digit range. For larger accounts we typically experienced more significant premium declines and for smaller accounts we sometimes saw little if any premium change at renewal. The 2009 average represented an improvement from the mid-single-digit range average pricing decline experienced in 2008. In addition to pricing pressures, premiums confirmed by audits of policyholder sales and payrolls declined significantly in 2009. Written and earned premiums from audits decreased $38 million and $52 million, respectively, for the year 2009 compared with 2008.

For new business, our field associates are frequently in our agents’ offices helping to judge the quality of each account, emphasizing the Cincinnati value proposition, calling on sales prospects with those agents, carefully evaluating risk exposure and providing their best quotes. In 2009, new business premium growth largely was driven by agencies appointed in recent years, which includes Texas agents appointed since late 2008 when we entered that state. Texas agencies generated new business growth of $11 million during

2009 while other agencies appointed during 2008 and 2009 contributed $23 million of our new commercial lines business. During 2009 we wrote fewer policies with annual premiums above $100,000, reflecting significant competition for larger accounts as many carriers continued to protect their renewal portfolio of business during the soft pricing environment. Some of our 2009 new business came from accounts that were not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that is less familiar to our agent because it was recently obtained from a competing agent. As we appoint new agencies who choose to move accounts to us, we report these accounts as new business to us.

In 2009, other written premiums had less of a downward impact on commercial lines net written premiums than in 2008, primarily due to a lower overall cost for reinsurance and a smaller adjustment for estimated premiums of policies in effect but not yet processed. The adjustment for estimated premiums had an immaterial effect on earned premiums. Higher ceded reinsurance costs were the primary driver of the larger negative effect in 2008, including $5 million for ceded premium to reinstate coverage for our catastrophe reinsurance treaty.

Commercial Lines Insurance Loss and Loss Expenses

Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses.

(Dollars in millions) Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident Year:	2009	2008	2007	2009	2008	2007
as of December 31, 2009	$1,662	$1,644	$1,467	75.5%	71.0%	60.8%
as of December 31, 2008		1,777	1,493		76.7	61.9
as of December 31, 2007			1,599			66.3

The trend for our commercial lines current accident year loss and loss expense ratio before catastrophe losses over the past three years reflected normal loss cost inflation as well as softer pricing that began in 2005 and continued through 2009, as discussed above.

Catastrophe losses were volatile over the three-year period as discussed in Consolidated Property Casualty Insurance Results of Operations, Page 46. Catastrophe losses added 3.0, 4.6 and 1.1 percentage points to the commercial lines accident year loss and loss expense ratios in the table above.

Commercial lines reserve development for prior accident years continued to net to a favorable amount in 2009, although it was less than in 2008, as discussed in Commercial Lines Insurance Segment Reserves, Page 75. Accident years 2008 and 2007 for the commercial lines segment have developed favorably, as indicated in the table above.

Trends for commercial lines loss and loss expenses and the related ratios are further analyzed in Commercial Lines of Business Analysis, Pages 52 through 57.

Commercial Lines Insurance Losses by Size

	Years ended December 31,			2009-2008	2008-2007
(Dollars in millions)	2009	2008	2007	Change %	Change %
New losses greater than $4,000,000	$52	$41	$4	26.5	835.3
New losses $1,000,000-$4,000,000	130	153	201	(14.7)	(24.3)
New losses $250,000-$1,000,000	164	184	155	(10.8)	18.8
Case reserve development above $250,000	245	229	201	7.1	13.9
Total large losses incurred	591	607	561	(2.5)	8.0
Other losses excluding catastrophe losses	565	547	502	3.4	8.9
Catastrophe losses	54	103	16	(47.1)	560.2
Total losses incurred	$1,210	$1,257	$1,079	(3.6)	16.4

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
New losses greater than $4,000,000	2.4%	1.8%	0.2%	0.6	1.6
New losses $1,000,000-$4,000,000	5.9	6.6	8.3	(0.7)	(1.7)
New losses $250,000-$1,000,000	7.5	8.0	6.4	(0.5)	1.6
Case reserve development above $250,000	11.2	9.9	8.4	1.3	1.5
Total large loss ratio	27.0	26.3	23.3	0.7	3.0
Other losses excluding catastrophe losses	25.7	23.4	20.8	2.3	2.6
Catastrophe losses	2.5	4.5	0.7	(2.0)	3.8
Total loss ratio	55.2%	54.2%	44.8%	1.0	9.4

The 2009 decline of $16 million or 2.5 percent in the loss and loss expenses from new losses and case reserve increases greater than $250,000, net of reinsurance, was more than offset by a larger decline in commercial lines earned premiums, causing an increase in the corresponding ratio. Our analysis indicated no unexpected concentration of these losses and reserve increases by geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of loss experience for larger policies is greater than that of smaller policies, and we continue to monitor that in addition to general inflationary trends in loss costs. In 2007, our retention for our property and casualty working treaties was $4 million.

In 2008, we raised the casualty treaty retention to $5 million and raised it to $6 million effective January 1, 2009, when we also raised the property treaty retention to $5 million.

Commercial Lines Insurance Underwriting Expenses

	Years ended December 31,			2009-2008	2008-2007
(Dollars in millions)	2009	2008	2007	Change %	Change %
Commission expenses	$392	$413	$454	(5.2)	(8.9)
Underwriting expenses	310	314	287	(1.1)	9.5
Policyholder dividends	17	15	15	16.2	(3.5)
Total underwriting expenses	$719	$742	$756	(3.1)	(1.8)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	17.8%	17.8%	18.8%	0.0	(1.0)
Underwriting expenses	14.1	13.7	11.9	0.4	1.8
Policyholder dividends	0.8	0.6	0.6	0.2	0.0
Total underwriting expense ratio	32.7%	32.1%	31.3%	0.6	0.8

Commercial lines commission expenses as a percent of earned premium remained stable during 2009. The decrease in the commission expenses ratio in 2008 reflected a lower level of our profit-sharing, or contingent commissions, which are primarily based on the profitability of an agency’s aggregate property casualty book of Cincinnati business.

In 2009, non-commission underwriting expenses declined slightly, but to a lesser extent than earned premiums, causing the non-commission underwriting expense ratio component of the underwriting expense ratio to rise. In 2008, non-commission underwriting expenses rose on declining earned premiums, which also led to unfavorable deferred acquisition expense comparisons. Further, in 2008, the salary cost contribution rose by approximately 0.8 percentage points and the change in our pension plan contributed 0.5 percentage points to the ratio. Refinements in the allocation of expenses between our commercial lines and personal lines segments also contributed to minor variations in the non-commission underwriting expenses.

Commercial Lines Insurance Outlook

Industrywide commercial lines written premiums are projected to decline approximately 5.6 percent in 2010 with the industry combined ratio estimated at 103.7 percent. As discussed in Item 1, Commercial Lines Property Casualty Insurance Segment, Page 12, over the past several years, renewal and new business pricing has come under steadily increasing pressure, reinforcing the need for more flexibility and careful risk selection. Price competition remains intense and shows no signs of abating in the near term.

We intend to continue marketing our products to a broad range of business classes, pricing our products appropriately and taking a package approach. We intend to maintain our underwriting selectivity and carefully manage our rate levels as well as our programs that seek to accurately match exposures with appropriate premiums. We will continue to evaluate each risk individually and to make decisions about rates, the use of three-year commercial policies and other policy conditions on a case-by-case basis, even in lines and classes of business that are under competitive pressure. Nonetheless, we expect commercial lines profitability to remain under pressure in 2010, in part due to small average pricing declines on policies renewed during 2009 for which premiums will be earned during 2010.

In Item 1, Strategic Initiatives, Page 8, we discuss the initiatives we are implementing to achieve our corporate performance objectives. We discuss factors influencing future results of our property casualty insurance operations in the Executive Summary, Page 34.

Commercial Lines of Business Analysis

Approximately 95 percent of our commercial lines premiums relate to accounts with coverages from more than one of our business lines. As a result, we believe that the commercial lines segment is best measured and evaluated on a segment basis. However, we provide line-of-business data to summarize growth and profitability trends separately for each line. The accident year loss data provides current estimates of incurred loss and loss expenses and corresponding ratios over the most recent three accident years. Accident year data classifies losses according to the year in which the corresponding loss events occur, regardless of when the losses are actually reported, recorded or paid. For 2009, the only commercial line of business that exhibited significant adverse profitability trends was workers’ compensation. Most of the profit deterioration in worker’s compensation was a result of prior accident year reserve development. As discussed below, actions we are taking to improve pricing and reduce loss costs are expected to benefit future profitability trends.

Commercial Casualty

		Years ended December 31,			2009-2008	2008-2007
(Dollars in millions)		2009	2008	2007	Change %	Change %
Commercial casualty:
Written premiums		$704	$764	$830	(7.9)	(7.9)
Earned premiums		712	763	827	(6.7)	(7.8)
Loss and loss expenses from:
Current accident year before catastrophe losses		542	576	572	(5.9)	0.7
Current accident year catastrophe losses		0	0	0	nm	nm
Prior accident years before catastrophe losses		(154)	(257)	(149)	40.3	(72.3)
Prior accident year catastrophe losses		0	0	0	nm	nm
Total loss and loss expenses		$388	$319	$423	22.0	(24.7)

Ratios as a percent of earned premiums:					Pt. Change	Pt. Change
Current accident year before catastrophe losses		76.2%	75.4%	69.2%	0.8	6.2
Current accident year catastrophe losses		0.0	0.0	0.0	0.0	0.0
Prior accident years before catastrophe losses		(21.6)	(33.7)	(18.1)	12.1	(15.6)
Prior accident year catastrophe losses		0.0	0.0	0.0	0.0	0.0
Total loss and loss expense ratio		54.6%	41.7%	51.1%	12.9	(9.4)

Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident Year:	2009	2008	2007	2009	2008	2007
as of December 31, 2009	$542	$488	$443	76.2%	63.9%	53.5%
as of December 31, 2008		576	479		75.4	57.9
as of December 31, 2007			572			69.2

Commercial casualty is our largest business line. The decline in commercial casualty premiums reflected the intensifying competition in the casualty market. In addition, premiums for this business line reflect economic trends, including changes in underlying exposures, particularly for general liability coverages where the premium amount is heavily influenced by economically-driven measures of risk exposure such as sales volume.

The calendar year total loss and loss expense ratio increased during 2009 largely because of a lower level, compared with 2008, of favorable development on prior accident year reserves. Factors contributing to the 2008 higher level of favorable prior accident year reserve development included refinements to our IBNR reserve allocation, quarter-to-quarter reductions in actuarial reserve estimates, the introduction of an additional umbrella liability reserving model, sooner-than-expected moderation in the inflation trend of allocated loss expenses and unusual deviations from predictions of reserving methods and models.

The 2009 current accident year loss and loss expense ratio before catastrophe losses deteriorated slightly, reflecting lower pricing per exposure and normal loss cost inflation.

Commercial Property

		Years ended December 31,			2009-2008	2008-2007
(Dollars in millions)		2009	2008	2007	Change %	Change %
Commercial property:
Written premiums		$485	$481	$499	0.7	(3.6)
Earned premiums		485	487	497	(0.5)	(2.0)
Loss and loss expenses from:
Current accident year before catastrophe losses		257	282	240	(8.6)	17.3
Current accident year catastrophe losses		42	81	20	(47.9)	304.2
Prior accident years before catastrophe losses		(5)	(7)	(10)	29.0	29.1
Prior accident year catastrophe losses		(11)	(3)	(9)	(336.3)	73.4
Total loss and loss expenses		$283	$353	$241	(19.7)	46.7

Ratios as a percent of earned premiums:					Pt. Change	Pt. Change
Current accident year before catastrophe losses		53.1%	57.7%	48.3%	(4.6)	9.4
Current accident year catastrophe losses		8.8	16.6	4.0	(7.8)	12.6
Prior accident years before catastrophe losses		(1.1)	(1.3)	(2.0)	0.2	0.7
Prior accident year catastrophe losses		(2.2)	(0.4)	(1.8)	(1.8)	1.4
Total loss and loss expense ratio		58.6%	72.6%	48.5%	(14.0)	24.1

Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident Year:	2009	2008	2007	2009	2008	2007
as of December 31, 2009	$299	$348	$259	61.9%	71.5%	52.2%
as of December 31, 2008		363	260		74.3	52.3
as of December 31, 2007			260			52.3

Commercial property is our second largest business line. Net written premiums for 2009 increased slightly, largely due to more reinsurance ceded premium in 2008, including $4 million to reinstate coverage for our catastrophe reinsurance treaty. The overall declining trend in premium since 2007 also reflected pricing declines.

The calendar year loss and loss expense ratio improved compared with 2008, primarily due to lower catastrophe losses. The 2008 ratio was also adversely affected by 3.4 percentage points for new losses and case reserve increases greater than $250,000. Development on prior period reserves was relatively stable for all periods shown.

The 2009 current accident year loss and loss expense ratio before catastrophe losses also improved compared with 2008. A portion of the higher 2008 ratio was due to a higher loss expense allocation because of the level of non-catastrophe weather-related losses. In addition, the refinement in the allocation of IBNR reserves by accident year accounted for approximately 2 percentage points of the difference between the 2007 and 2008 ratios.

Commercial Auto

	Years ended December 31,			2009-2008	2008-2007
(Dollars in millions)	2009	2008	2007	Change %	Change %
Commercial auto:
Written premiums	$388	$402	$429	(3.4)	(6.2)
Earned premiums	394	411	440	(4.1)	(6.7)
Loss and loss expenses from:
Current accident year before catastrophe losses	273	303	303	(9.9)	(0.5)
Current accident year catastrophe losses	3	2	1	12.9	240.5
Prior accident years before catastrophe losses	(20)	(8)	(25)	(146.2)	67.6
Prior accident year catastrophe losses	0	0	(1)	nm	nm
Total loss and loss expenses	$256	$297	$278	(13.9)	6.3

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	69.2%	73.7%	69.3%	(4.5)	4.4
Current accident year catastrophe losses	0.7	0.6	0.0	0.1	0.6
Prior accident years before catastrophe losses	(5.0)	(2.0)	(5.8)	(3.0)	3.8
Prior accident year catastrophe losses	0.0	0.0	0.0	0.0	0.0
Total loss and loss expense ratio	64.9%	72.3%	63.5%	(7.4)	8.8

Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident Year:	2009	2008	2007	2009	2008	2007
as of December 31, 2009	$276	$292	$293	69.9%	71.0%	66.7%
as of December 31, 2008		305	298		74.3	67.7
as of December 31, 2007			304			69.3

The decline in commercial auto premiums over the three-year period reflected the downward pressure exerted by the market on the pricing of commercial accounts. Commercial auto is one of the business lines that we renew and price annually, so market trends may be reflected here more quickly than in other lines. Commercial auto also experiences pricing pressure because it often represents the largest portion of insurance costs for many commercial policyholders.

The calendar year loss and loss expense ratio improved during 2009 due in part to a higher amount of favorable development on prior accident year reserves. The 2009 accident year loss and loss expense ratio also improved, reflecting more favorable loss experience due in part to the general slump in U.S. economic activity and also reflecting volatility in the number of commercial auto losses greater than $1 million.

Workers’ Compensation

	Years ended December 31,			2009-2008	2008-2007
(Dollars in millions)	2009	2008	2007	Change %	Change %
Workers' compensation:
Written premiums	$323	$382	$378	(15.6)	1.1
Earned premiums	326	375	373	(13.0)	0.6
Loss and loss expenses from:
Current accident year before catastrophe losses	355	342	326	4.0	4.9
Current accident year catastrophe losses	0	0	0	nm	nm
Prior accident years before catastrophe losses	48	(3)	(10)	nm	75.0
Prior accident year catastrophe losses	0	0	0	nm	nm
Total loss and loss expenses	$403	$339	$316	18.9	7.5

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	108.8%	91.1%	87.3%	17.7	3.8
Current accident year catastrophe losses	0.0	0.0	0.0	0.0	0.0
Prior accident years before catastrophe losses	14.7	(0.7)	(2.7)	15.4	2.0
Prior accident year catastrophe losses	0.0	0.0	0.0	0.0	0.0
Total loss and loss expense ratio	123.5%	90.4%	84.6%	33.1	5.8

Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident Year:	2009	2008	2007	2009	2008	2007
as of December 31, 2009	$355	$331	$310	108.8%	88.1%	83.0%
as of December 31, 2008		342	305		91.1	81.7
as of December 31, 2007			326			87.3

Workers’ compensation premiums declined sharply in 2009, primarily due to lower exposures from the weak economy and more selective underwriting and the non-renewal of a number of policies in our worst pricing tier. In addition, premiums resulting from audits of policyholder payroll levels declined $28 million, reflecting the weak economy.

Since we pay a lower commission rate on workers’ compensation business, this line has a higher calendar year loss and loss expense breakeven point than our other commercial business lines. Nonetheless, the ratio was at an unprofitable level in each of the last three years, and management continues to work to improve financial performance for this line. During 2009, we began using a predictive modeling tool to improve risk selection and pricing capabilities. Predictive modeling increases pricing precision so that our agents can better compete for the most desirable workers’ compensation business. We also added to our staff of loss control field representatives, premium audit field representatives and field claims representatives specializing in workers’ compensation risks. In early 2010, we implemented direct reporting of workers’ compensation claims, allowing us to quickly obtain detailed information to promptly assign the appropriate level of claims handling expertise for each case. Obtaining more information sooner for specific claims allows for medical care appropriate to the nature of each injury, benefiting injured workers, employers and agents while ultimately lowering overall loss costs.

The workers’ compensation business line includes our longest tail exposures, making initial estimates of accident year loss and loss expenses incurred more uncertain. Due to the lengthy payout period of workers’ compensation claims, small shifts in medical cost inflation and payout periods could have a significant effect on our potential future liability compared with our current projections. Our workers’ compensation reserve analyses completed during the first half of 2009 indicated that loss cost inflation was higher than previously estimated, leading us to make more conservative assumptions about future loss cost inflation when estimating loss reserves, thereby significantly increasing losses incurred. Prior analyses attributed a larger share of the rise in claim payments for recent accident years to exposure growth rather than loss cost inflation. However, declining claim frequencies reflected in reserving data as of December 31, 2008, indicated that exposure growth was less of a source of the rise in claim payments for recent accident years than was loss cost inflation. The higher estimates of loss cost inflation derived from analyses during 2009 affected reserves estimated for many prior accident years. Accident years 2006 through 2008 had net favorable development of $4 million, largely due to favorable development on the loss expense component of the reserves. Accident years 2000 through 2005 had net unfavorable development of $37 million, and accident years prior to 2000 had net unfavorable development of $15 million. Workers’ compensation prior accident year reserve development for full-year 2009 was unfavorable by $48 million for all prior accident years in total compared with favorable development of $2 million for 2008. As discussed in Property Casualty Insurance Loss and Loss Expense Reserves, including the table on Page 42 showing ranges for estimated reserves, the significant strengthening of reserves during 2009 moved the carried reserves for workers’ compensation into the upper half of the range.

Specialty Packages

	Years ended December 31,			2009-2008	2008-2007
(Dollars in millions)	2009	2008	2007	Change %	Change %
Specialty packages:
Written premiums	$148	$145	$146	1.7	(0.5)
Earned premiums	147	144	146	2.4	(1.3)
Loss and loss expenses from:
Current accident year before catastrophe losses	84	87	80	(4.1)	9.2
Current accident year catastrophe losses	21	23	6	(6.7)	287.4
Prior accident years before catastrophe losses	1	(3)	0	nm	nm
Prior accident year catastrophe losses	(1)	(1)	0	(85.0)	nm
Total loss and loss expenses	$105	$106	$86	(1.6)	22.0

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	56.9%	60.8%	54.8%	(3.9)	6.0
Current accident year catastrophe losses	14.2	15.6	4.0	(1.4)	11.6
Prior accident years before catastrophe losses	0.3	(2.5)	0.5	2.8	(3.0)
Prior accident year catastrophe losses	(0.8)	(0.4)	0.1	(0.4)	(0.5)
Total loss and loss expense ratio	70.6%	73.5%	59.4%	(2.9)	14.1

Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident Year:	2009	2008	2007	2009	2008	2007
as of December 31, 2009	$105	$106	$89	71.1%	73.9%	61.0%
as of December 31, 2008		110	87		76.4	59.9
as of December 31, 2007			86			58.8

Specialty packages premiums were relatively flat over the three-year period. Our commercial lines policy processing system for businessowners policies, which are included in this business line, already had several of the technology features we recently introduced to our agents with our new commercial lines policy processing system, thereby meeting many of the ease of use requirements of our agencies.

The calendar year and accident year loss and loss expense ratios reflected the volatility in catastrophe losses over the three-year period. In addition, pricing reductions and normal loss cost inflation continued to put upward pressure on the ratios.

Surety and Executive Risk

	Years ended December 31,			2009-2008	2008-2007
(Dollars in millions)	2009	2008	2007	Change %	Change %
Surety and executive risk:
Written premiums	$101	$107	$102	(5.1)	4.0
Earned premiums	104	107	100	(3.5)	7.7
Loss and loss expenses from:
Current accident year before catastrophe losses	76	71	41	6.8	75.2
Current accident year catastrophe losses	0	0	0	nm	nm
Prior accident years before catastrophe losses	(3)	7	1	nm	494.7
Prior accident year catastrophe losses	0	0	0	nm	nm
Total loss and loss expenses	$73	$78	$42	(6.4)	87.0

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	73.2%	66.1%	40.6%	7.1	25.5
Current accident year catastrophe losses	0.0	0.0	0.0	0.0	0.0
Prior accident years before catastrophe losses	(2.7)	6.5	1.2	(9.2)	5.3
Prior accident year catastrophe losses	0.0	0.0	0.0	0.0	0.0
Total loss and loss expense ratio	70.5%	72.6%	41.8%	(2.1)	30.8

Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident Year:	2009	2008	2007	2009	2008	2007
as of December 31, 2009	$76	$69	$63	73.2%	64.5%	63.6%
as of December 31, 2008		71	54		66.1	54.3
as of December 31, 2007			41			40.6

Surety and executive risk premiums declined in 2009 as we non-renewed many policies in an effort to improve the quality of the financial institution portion of this book of business. Prior to the credit crisis in 2008, this line of business had been growing in response to our marketing of these products.

Director and officer liability coverage accounted for 60.3 percent of surety and executive risk premiums in 2009 compared with 58.9 percent in 2008 and 62.3 percent in 2007. We have actively managed the potentially high risk of writing director and officer liability by:

•	Marketing primarily to nonprofit organizations, which accounted for approximately 70 percent of the director and officer liability policies we wrote in 2009.

•
Limiting the number of for-profit policies. At year-end 2009, our in-force director and officer liability policies provided coverage to 14 non-financial publicly traded companies, including two Fortune 1000 companies. We also provided this coverage to approximately 500 banks, savings and loans and other financial institutions.

o
The majority of these financial institution policyholders are smaller community banks, and we believe they have no unusual exposure to credit-market concerns, including subprime mortgages. Based on new policy data or information from the most recent policy renewal, only 14 of our bank and savings and loan policyholders have assets greater than $2 billion, only 22 have assets between $1 billion and $2 billion; and 41 have assets between $500 million and $1 billion.

•	Writing on a claims-made basis, which normally restricts coverage to losses reported during the policy term.

•	Providing limits no higher than $10 million with facultative or treaty reinsurance in place in 2010 to cover losses greater than $6 million.

The calendar year and current accident year loss and loss expense ratios rose substantially in 2008 and remained high in 2009, driven by director and officer new losses and case reserve increases greater than $250,000. During 2009, there were 37 new director and officer losses and case reserve increases, compared with 38 in 2008 and 20 in 2007. This added approximately $36 million to loss and loss expenses compared with $43 million in 2008 and $9 million in 2007. The higher level in both 2009 and 2008 was largely from claims related to prior lending practices at financial institutions. To address the potential risk inherent in the financial institutions book of our surety and executive risk business line moving forward, we continue to work with our agents to limit the number of new director and officer policies for financial institutions, in addition to using credit rating and other metrics to carefully re-underwrite in-force policies when they are considered for renewal.

Machinery and Equipment

	Years ended December 31,			2009-2008	2008-2007
(Dollars in millions)	2009	2008	2007	Change %	Change %
Machinery and equipment:
Written premiums	$32	$30	$29	7.5	3.5
Earned premiums	31	29	28	7.3	3.1
Loss and loss expenses from:
Current accident year before catastrophe losses	9	11	10	(19.9)	10.9
Current accident year catastrophe losses	0	0	0	nm	nm
Prior accident years before catastrophe losses	(2)	1	(2)	nm	nm
Prior accident year catastrophe losses	0	0	0	nm	nm
Total loss and loss expenses	$7	$12	$8	(45.4)	57.7

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	26.9%	36.1%	33.6%	(9.2)	2.5
Current accident year catastrophe losses	0.3	0.9	0.0	(0.6)	0.9
Prior accident years before catastrophe losses	(5.8)	5.5	(5.5)	(11.3)	11.0
Prior accident year catastrophe losses	0.2	0.0	(0.3)	0.2	0.3
Total loss and loss expense ratio	21.6%	42.5%	27.8%	(20.9)	14.7

Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident Year:	2009	2008	2007	2009	2008	2007
as of December 31, 2009	$9	$10	$9	27.2%	35.6%	32.0%
as of December 31, 2008		11	10		37.0	34.2
as of December 31, 2007			10			33.6

Machinery and equipment premiums continued to rise in 2009. Because of the relatively small size of this business line, the calendar year and accident year loss and loss expense ratios can fluctuate substantially.

Personal Lines Insurance Results Of Operations

Overview — Three-Year Highlights

	Years ended December 31,			2009-2008	2008-2007
(Dollars in millions)	2009	2008	2007	Change %	Change %
Earned premiums	$685	$689	$714	(0.6)	(3.4)

Loss and loss expenses from:
Current accident year before catastrophe losses	485	498	459	(2.4)	8.7
Current accident year catastrophe losses	106	99	20	6.9	396.4
Prior accident years before catastrophe losses	(45)	(51)	(30)	9.9	(67.6)
Prior accident year catastrophe losses	5	1	(11)	325.7	nm
Total loss and loss expenses	551	547	438	0.7	25.2
Underwriting expenses	215	224	233	(4.1)	(3.9)
Underwriting (loss) profit	$(81)	$(82)	$43	1.9	nm

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	70.9%	72.2%	64.3%	(1.3)	7.9
Current accident year catastrophe losses	15.4	14.4	2.8	1.0	11.6
Prior accident years before catastrophe losses	(6.6)	(7.3)	(4.3)	0.7	(3.0)
Prior accident year catastrophe losses	0.7	0.1	(1.5)	0.6	1.6
Total loss and loss expenses	80.4	79.4	61.3	1.0	18.1
Underwriting expenses	31.4	32.5	32.6	(1.1)	(0.1)
Combined ratio	111.8%	111.9%	93.9%	(0.1)	18.0

Combined ratio	111.8%	111.9%	93.9%	(0.1)	18.0
Contribution from catastrophe losses and prior years
reserve development	9.5	7.2	(3.0)	2.3	10.2
Combined ratio before catastrophe losses and prior
years reserve development	102.3%	104.7%	96.9%	(2.4)	7.8

Performance highlights for the personal lines segment include:

•
Premiums – Very strong competition in our personal lines markets continued in 2009 and we continued to adjust pricing in an effort to return to consistent profitability in our personal lines segment. Net written premiums grew slightly, driven by new business growth that included expansion into new states where we previously offered only commercial lines policies. Industry average written premium growth was estimated at negative 1.1 percent in 2009 and negative 0.7 percent in 2008 after being flat in 2007.

•
Combined ratio – The combined ratio improved slightly in 2009, reflecting in part improved pricing, following substantial deterioration in 2008. The level of catastrophe losses remained high in 2009, and the current accident year loss and loss expense ratio remained fairly steady, once refinements made to the IBNR reserve allocation in 2008, noted below, are taken into account. In 2008, the current accident year loss and loss expense ratio before catastrophe losses also rose substantially, in part due to approximately $20 million, or 2.9 percentage points, from refinements made to the allocation of IBNR reserves by accident year.

Our personal lines statutory combined ratio was 111.4 percent in 2009, 111.6 percent in 2008 and 94.7 percent in 2007. By comparison, the estimated industry personal lines combined ratio was 101.0 percent in 2009, 103.6 percent in 2008 and 96.1 percent in 2007. Our concentration of business in areas hard-hit by catastrophe events contributed to recent results that differed from the overall industry, an issue we are addressing in part through geographic expansion as noted below. The contribution of catastrophe losses to our personal lines statutory combined ratio was 16.1 percentage points in 2009, 14.5 percent points in 2008 and 1.3 percentage points in 2007, compared to an estimated 4.5, 7.5, and 2.1 percentage points, respectively, for the industry.

Personal Lines Insurance Premiums

	Years ended December 31,			2009-2008	2008-2007
(Dollars in millions)	2009	2008	2007	Change %	Change %
Agency renewal written premiums	$642	$672	$690	(4.5)	(2.5)
Agency new business written premiums	75	42	38	80.6	9.5
Other written premiums	(26)	(29)	(24)	11.1	(22.5)
Net written premiums	691	685	704	0.9	(2.7)
Unearned premium change	(6)	4	10	nm	(53.2)
Earned premiums	$685	$689	$714	(0.6)	(3.4)

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

Our personal lines policy retention and new business levels have remained at higher levels following introduction in recent years of a limited program of policy credits for personal auto and homeowner pricing in most of the states in which we operate. The program provided credits for eligible new and renewal policyholders identified as above-average quality risks. Additional pricing and credit changes were implemented in early 2009, further improving pricing for the best accounts, which should help us retain and attract even more of our agents’ preferred business.

Our personal lines new business written by our agencies rose significantly in 2009 as the number of agency locations writing our personal lines rose by 133, or 14.4 percent, following an increase of 136 agency locations in 2008. Since early 2008, we have worked to improve our geographic diversification by expanding our personal lines operation to several states less prone to catastrophes. There are seven states where we began writing business or significantly expanded our personal lines product offerings and automation capabilities beginning in 2008, and they accounted for $13 million of our 2009 increase in our personal lines new business written premiums. Those seven states are Arizona, Idaho, Maryland, Montana, North Carolina, South Carolina, and Utah.

For the three-year period, other written premiums, primarily premiums that are ceded to reinsurers and that lower our net written premiums, remained relatively stable. Additional premiums ceded to reinsurers to reinstate our catastrophe reinsurance treaty contributed $9 million to other written premiums in 2008.

Personal Lines Insurance Loss and Loss Expenses

Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Catastrophe losses were unusually high during 2009 and 2008, and also are inherently volatile, as discussed above and in Consolidated Property Casualty Insurance Results of Operations, Page 46. Development on loss and loss expense reserves for prior accident years continued to trend favorably in 2009 as discussed in Personal Lines Insurance Segment Reserves, Page 77.

The increase in the current accident year loss and loss expense ratio before catastrophe losses since 2007 reflects the pricing factors discussed above, normal loss cost inflation and higher non-catastrophe weather-related losses. During 2009, one unusually large fire loss for our homeowner line of business contributed $5 million to personal lines segment losses. In addition, refinements made to the allocation of IBNR reserves by accident year increased the 2008 ratio.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident Year:	2009	2008	2007	2009	2008	2007
as of December 31, 2009	$591	$575	$468	86.3%	83.4%	65.6%
as of December 31, 2008		597	480		86.6	67.3
as of December 31, 2007			478			67.0

The effect on the loss and loss expense ratio from new losses and case reserve increases greater than $250,000, net of reinsurance, was higher in 2009 than it was in 2008. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory.

Personal Lines Insurance Losses by Size

	Years ended December 31,			2009-2008	2008-2007
(Dollars in millions)	2009	2008	2007	Change %	Change %
New losses greater than $4,000,000	$5	$5	$0	0.0	nm
New losses $1,000,000-$4,000,000	17	16	28	8.4	(42.2)
New losses $250,000-$1,000,000	48	44	44	6.7	1.3
Case reserve development above $250,000	19	16	19	24.7	(20.1)
Total large losses incurred	89	81	91	10.0	(11.0)
Other losses excluding catastrophe losses	281	295	279	(4.4)	5.6
Catastrophe losses	111	100	10	10.4	958.8
Total losses incurred	$481	$476	$380	1.1	25.4

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
New losses greater than $4,000,000	0.7%	0.7%	0.0%	0.0	0.7
New losses $1,000,000-$4,000,000	2.5	2.3	3.9	0.2	(1.6)
New losses $250,000-$1,000,000	6.9	6.4	6.2	0.5	0.2
Case reserve development above $250,000	2.8	2.3	2.7	0.5	(0.4)
Total large losses incurred	12.9	11.7	12.8	1.2	(1.1)
Other losses excluding catastrophe losses	41.1	42.8	39.1	(1.7)	3.7
Catastrophe losses	16.2	14.5	1.3	1.7	13.2
Total loss ratio	70.2%	69.0%	53.2%	1.2	15.8

Personal Lines Insurance Underwriting Expenses

	Years ended December 31,			2009-2008	2008-2007
(Dollars in millions)	2009	2008	2007	Change %	Change %
Commission expenses	$136	$136	$145	(0.2)	(6.4)
Underwriting expenses	79	88	88	(10.1)	0.4
Total underwriting expenses	$215	$224	$233	(4.1)	(3.9)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	19.8%	19.7%	20.3%	0.1	(0.6)
Underwriting expenses	11.6	12.8	12.3	(1.2)	0.5
Total underwriting expense ratio	31.4%	32.5%	32.6%	(1.1)	(0.1)

Personal lines commission expense as a percent of earned premium for 2009 was essentially flat compared with 2008. The decrease in the commission expenses ratio in 2008 reflected a lower level of our profit-sharing, or contingent commissions, which are primarily based on the profitability of an agency’s aggregate property casualty book of Cincinnati business.

Non-commission underwriting expenses declined in 2009 primarily due to lower depreciation expense on previously capitalized software expenditures. In 2008 there was an unusual expense of $3 million due to a pension charge. Refinements in the allocation of expenses between our commercial lines and personal lines segments also contributed to minor variations between year-to-year comparisons in the non-commission underwriting expenses.

Personal Lines Insurance Outlook

A.M. Best estimates industrywide personal lines written premiums may rise approximately 1.8 percent in 2010, with the combined ratio estimated at 100.3 percent. With improvement in our new business levels and by maintaining our strong policy retention rate along with rate increases in the homeowner line effected in late 2009, we expect our growth rate to be slightly higher than the industry target for 2010. In Item 1, Strategic Initiatives, Page 8, we discuss the initiatives we are implementing to address the unsatisfactory performance of our personal lines segment, in particular the homeowner line of business. We also describe steps that will enhance our response to the changing marketplace. We are aware that our personal lines pricing and loss activity are at levels that could put achievement of our corporate financial objectives at risk if those trends continue. We discuss our overall outlook for our property casualty insurance operations in the Executive Summary, Page 34.

Personal Lines of Business Analysis

We prefer to write personal lines coverages within accounts that include both auto and homeowner coverages as well as coverages from the other personal business line. As a result, we believe that the personal lines segment is best measured and evaluated on a segment basis. However, we provide line-of-business data to summarize growth and profitability trends separately for each line. The accident year loss data provides current estimates of incurred loss and loss expenses and corresponding ratios over the most recent three accident years. Accident year data classifies losses according to the year in which the corresponding loss events occur, regardless of when the losses are actually reported, recorded or paid. For 2009, the personal line of business that exhibited the most significant adverse profitability trend was homeowner. As discussed above, we continue to take action to improve pricing per risk and overall rates, which is expected to improve future profitability trends. In addition, we anticipate that the unusually high catastrophe loss level of 2009 may return nearer to the historical average, with the long-term future catastrophe loss ratio improving due to our gradual geographic diversification into states less prone to catastrophe losses.

Personal Auto

	Years ended December 31,			2009-2008	2008-2007
(Dollars in millions)	2009	2008	2007	Change %	Change %
Personal auto:
Written premiums	$324	$320	$332	1.3	(3.7)
Earned premiums	319	325	342	(1.7)	(5.0)
Loss and loss expenses from:
Current accident year before catastrophe losses	224	226	225	(0.6)	0.3
Current accident year catastrophe losses	3	4	1	(23.7)	266.3
Prior accident years before catastrophe losses	(6)	(12)	5	42.7	nm
Prior accident year catastrophe losses	0	0	(3)	nm	nm
Total loss and loss expenses	$221	$218	$228	0.9	(4.4)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	70.2%	69.4%	65.8%	0.8	3.6
Current accident year catastrophe losses	1.0	1.2	0.3	(0.2)	0.9
Prior accident years before catastrophe losses	(2.0)	(3.4)	1.6	1.4	(5.0)
Prior accident year catastrophe losses	(0.2)	0.0	(0.9)	(0.2)	0.9
Total loss and loss expense ratio	69.0%	67.2%	66.8%	1.8	0.4

Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident Year:	2009	2008	2007	2009	2008	2007
as of December 31, 2009	$227	$227	$234	71.2%	69.8%	68.3%
as of December 31, 2008		230	237		70.6	69.2
as of December 31, 2007			226			66.1

Net written premiums for personal auto increased slightly in 2009 as strong new business growth offset pricing decreases taken in early 2009 and business lost due to normal attrition. We continue to monitor and modify selected rates and credits to address our competitive position.

The calendar year loss and loss expense ratio rose slightly over the three-year period. In recent years, we have seen generally higher costs for liability claims, including severe injuries, and we have sought rate increases for liability coverages that partially offset price decreases for physical damage coverages.

Price reductions, in part reflecting our trend toward a higher quality book of business, combined with normal loss cost inflation as the primary drivers in the rise in the accident year loss and loss expense ratio before catastrophe losses since 2007. The 2008 accident year loss and loss expense ratio also reflected refinements made to our IBNR reserve allocation by accident year that contributed approximately 4 percentage points.

Homeowner

	Years ended December 31,			2009-2008	2008-2007
(Dollars in millions)	2009	2008	2007	Change %	Change %
Homeowner:
Written premiums	$275	$277	$284	(0.6)	(2.5)
Earned premiums	276	277	285	(0.4)	(2.6)
Loss and loss expenses from:
Current accident year before catastrophe losses	202	194	161	4.1	20.5
Current accident year catastrophe losses	96	89	17	7.8	416.6
Prior accident years before catastrophe losses	(5)	(9)	(3)	49.7	(235.4)
Prior accident year catastrophe losses	5	1	(7)	278.7	nm
Total loss and loss expenses	$298	$275	$168	8.3	63.7

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	73.0%	69.9%	56.5%	3.1	13.4
Current accident year catastrophe losses	34.7	32.1	6.0	2.6	26.1
Prior accident years before catastrophe losses	(1.6)	(3.2)	(1.0)	1.6	(2.2)
Prior accident year catastrophe losses	1.7	0.4	(2.5)	1.3	2.9
Total loss and loss expense ratio	107.8%	99.2%	59.0%	8.6	40.2

Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident Year:	2009	2008	2007	2009	2008	2007
as of December 31, 2009	$298	$281	$180	107.7%	101.5%	63.3%
as of December 31, 2008		283	177		102.0	62.3
as of December 31, 2007			178			62.5

Premiums for 2009 were relatively flat compared with 2008. Both years were lower than 2007 and reflected improved new business levels offset by higher reinsurance premiums in both years. Premiums ceded for reinsurance, which reduce premium revenue, were $22 million in 2009; $26 million in 2008, including a reinstatement premium of $8 million; and $23 million in 2007. The pricing changes of the past several years have had a positive effect on policyholder retention and new business activity. We continue to monitor and modify selected rates and credits to address our competitive position and to achieve long-term profitability. Implementation of predictive modeling has provided additional pricing points to target profitability. Various rate changes were implemented beginning in October 2009, including rate increases that respond in part to weather-related loss trends as well as other trends in loss costs. The increases for the homeowner line of business averaged approximately 6 percent in affected states, although some individual policies will see renewal increases in the double-digit range. These actions, in addition to geographic diversification, are important steps we are taking to improve homeowner results.

 The calendar year loss and loss expense ratio over the past three years fluctuated with catastrophe losses, non-catastrophe weather-related losses and other large losses. Catastrophe losses have been above our expected range in recent years, averaging 34.5 percent of homeowner earned premium from 2008 to 2009, compared with the most recent 10-year average of 21.9 percent.

The current accident year loss and loss expense ratio before catastrophe losses remained high in 2009, in part due to the same non-catastrophe weather related losses and other large losses that affected the calendar year result. Non-catastrophe weather-related losses contributed about 14.0 percentage points to the 2009 ratio and about 5 percentage points to the 2008 ratio. In addition, the refinements made to our IBNR reserve allocation by accident year and a lower estimate of salvage and subrogation reserves raised the 2008 ratio by about 2 percentage points.

Other Personal

	Years ended December 31,			2009-2008	2008-2007
(Dollars in millions)	2009	2008	2007	Change %	Change %
Other personal:
Written premiums	$92	$88	$88	4.7	0.6
Earned premiums	90	87	87	3.1	0.1
Loss and loss expenses from:
Current accident year before catastrophe losses	60	79	72	(23.4)	8.6
Current accident year catastrophe losses	7	6	2	15.0	271.0
Prior accident years before catastrophe losses	(34)	(30)	(33)	(14.4)	8.4
Prior accident year catastrophe losses	0	(1)	0	nm	nm
Total loss and loss expenses	$33	$54	$41	(38.8)	32.5

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	66.9%	89.9%	82.9%	(23.0)	7.0
Current accident year catastrophe losses	7.7	6.9	1.9	0.8	5.0
Prior accident years before catastrophe losses	(38.3)	(34.4)	(37.6)	(3.9)	3.2
Prior accident year catastrophe losses	0.6	(0.2)	(0.2)	0.8	0.0
Total loss and loss expense ratio	36.9%	62.2%	47.0%	(25.3)	15.2

Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident Year:	2009	2008	2007	2009	2008	2007
as of December 31, 2009	$67	$67	$54	74.6%	76.8%	62.2%
as of December 31, 2008		85	66		96.8	76.1
as of December 31, 2007			74			84.8

Other personal premiums increased in 2009 reflecting the growth in our personal auto and homeowner lines before the effects of reinsurance. Most of our other personal coverages are endorsed to homeowner or auto policies.

The calendar year and accident year loss and loss expense ratio for other personal improved in 2009. Reserve development on prior accident years can fluctuate significantly for this business line because personal umbrella liability is a major component of other personal losses.

Life Insurance Results Of Operations

Overview — Three-Year Highlights

Performance highlights for the life insurance segment include:

•
Revenues – Driven by higher term life insurance premiums, earned premiums have grown over the past three years. Gross in-force policy face amounts increased to $69.815 billion at year-end 2009 from $65.888 billion at year-end 2008 and $61.875 billion at year-end 2007.

•
Profitability – The life insurance segment frequently reports only a small profit or loss because most of its investment income is included in investment segment results. We include only investment income credited to contract holders (interest assumed in life insurance policy reserve calculations) in life insurance segment results. The segment reported a $2 million profit in 2009.

Life Insurance Results

	Years ended December 31,			2009-2008	2008-2007
(In millions)	2009	2008	2007	Change %	Change %

Earned premiums	$143	$126	$125	13.0	0.8
Separate account investment management fees	-	2	4	nm	(56.0)
Total revenues	143	128	129	11.5	(1.1)
Contract holders' benefits incurred	160	142	133	13.3	6.1
Investment interest credited to contract holders	(69)	(63)	(59)	10.0	(5.2)
Operating expenses incurred	50	45	52	9.1	(12.8)
Total benefits and expenses	141	124	126	13.5	(1.2)
Life insurance segment profit	$2	$4	$3	(52.7)	0.9

Life Insurance Growth

We market term, whole and universal life products, fixed annuities and disability income products. In addition, we offer term, whole and universal life and disability insurance to employees at their worksite. These products provide our property casualty agency force with excellent cross-serving opportunities for both commercial and personal accounts.

Earned premiums increased in 2009 largely because of growth in our term and universal life insurance business. Earned premiums from term insurance grew $10 million, or 13.4 percent, and earned premiums from universal life insurance grew $4 million, or 17.8 percent.

Separate account investment management fee income contributed less than $1 million to total revenue in 2009, compared with a $2 million contribution in 2008 and $4 million in 2007. These fees declined primarily because of a net realized capital loss sharing agreement between the separate account and the general account.

Over the past several years, we have worked to maintain a portfolio of simple, yet competitive products, primarily under the LifeHorizons banner. Our product development efforts emphasize death benefit protection and guarantees. Distribution expansion within our property casualty insurance agencies remains a high priority. In the past several years, we have added life field marketing representatives for the western, southeastern and northeastern states. Our 32 life field marketing representatives work in partnership with our more than 100 property casualty field marketing representatives. Approximately 70 percent of our term and other life insurance product premiums were generated through our property casualty insurance agency relationships.

Life Insurance Profitability

Although we exclude most of our life insurance company investment income from investment segment results, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life insurance-related invested assets, the life insurance company reported a net profit of $22 million in 2009, compared with a net loss of $19 million in 2008 and a net profit of $65 million in 2007. The life insurance company portfolio had after-tax realized investment losses of $13 million in 2009, including $15 million in other-than-temporary impairment charges, compared with after-tax realized investment losses of $58 million in 2008, which included $66 million in other-than-temporary impairment charges. Realized investment losses were minimal in 2007, when we reported after-tax realized investment gains of $26 million. Realized investment gains and losses are discussed under Investment Results of Operations, Page 64.

Life segment expenses consist principally of:

•
Contract holders’ (policyholders’) benefits incurred related to traditional life and interest-sensitive products accounted for 76.4 percent of 2009 total benefits and expenses compared with 75.7 percent in 2008 and 71.9 percent in 2007. Total benefits and expenses rose due to net death claims that increased but remained within our range of pricing expectations.

•
Operating expenses incurred, net of deferred acquisition costs, accounted for 23.6 percent of 2009 total benefits and expenses compared with 24.3 percent in 2008 and 28.1 percent in 2007. Operating expenses increased principally because of the level of commission expense associated with new term life insurance and fixed annuity policies, partially offset by deferred acquisition costs related to these products.

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

During the past several years, we have invested in imaging and workflow technology and have significantly improved application processing. We have achieved process efficiencies while improving our service. These efficiencies have played a significant role in cost containment and in our ability to increase total premiums and policy count over the past 10 years with minimal headcount additions.

Life Insurance Outlook

Life insurer balance sheets strengthened nicely in 2009 after weathering a difficult 2008. Many companies increased prices or exited selected lines of business to preserve and enhance valuable capital. Our strong surplus position and straight-forward portfolio of products allowed us to maintain our pricing and continue to offer the products and services upon which our agents have come to rely. This strategy led to strong growth in our life and annuity lines in 2009; we expect this trend will continue with respect to life sales but expect some moderation with respect to annuity sales in 2010.

Our property casualty agencies remain the main distribution system for our life insurance segment, and we continue to emphasize securing an increasing share of the life insurance premium produced by these agencies. While other life insurers continue to expand nontraditional distribution channels such as direct sales, we intend to market through agencies affiliated with our property casualty insurance operations or independent life-only agencies. In 2009 our property casualty agencies produced 70 percent and our life-only agencies 30 percent of our life insurance premium. Term insurance continues to fit well with the sales goals of both our property casualty and life-only agencies and remains our largest product line. We continue to introduce new term products with features our agents tell us are important. We will complete a comprehensive review of our term portfolio as well as introduce a new second-to-die universal life product in 2010. We continue to emphasize the cross-serving opportunities of our worksite products for our property casualty agencies’ commercial accounts.

As we seek to improve internal efficiencies, we are consolidating our legacy life insurance administrative systems into a single system. We anticipate this effort will be completed by mid-2011. We are also exploring online initiatives including intelligent electronic applications. We expect these projects to directly affect our ability to increase revenue and reduce expenses.

Current statutory laws and regulations require life insurers to hold redundant reserves, particularly for preferred risk underwriting classes. While these redundant reserves have no direct effect on GAAP results, they depress statutory earnings and require a large commitment of capital. Redundant reserves are a significant challenge, not just for our life insurance operations, but for all writers of term insurance and universal life insurance with secondary guarantees.

The National Association of Insurance Commissioners recognizes the problems caused by redundant reserves and is considering a principles-based reserving system rather than the current formulaic one. While still capturing all material risks, a principles-based system would allow a company to use its own experience, subject to credibility standards and appropriate margins for uncertainty. Also, under the proposed principles-based system, the insurer would fully document and disclose all of its assumptions and methods to regulatory officials.

Investment Results Of Operations

Overview — Three-Year Highlights

The investment segment contributes investment income and realized gains and losses to results of operations. Investments provide our primary source of pretax and after-tax profits.

•
Investment income – Pretax investment income declined 6.8 percent in 2009, primarily because of prior year dividend cuts in our common stock portfolio. Pretax investment income declined 11.6 percent in 2008, primarily because of dividend reductions by common and preferred holdings, including reductions during the year on positions subsequently sold or reduced. After-tax investment income declined 11.3 percent in 2009 compared with 10.9 percent in 2008. This after-tax decline has been primarily driven by the above-mentioned dividend reductions.

•
Realized investment gains and losses – We reported realized investment gains in all three years, largely due to investment sales that were discretionary in timing and amount. Those sales were somewhat offset in 2009 and 2008, respectively, by $131 million and $510 million of other-than-temporary impairment charges for the write-down of 50 securities in 2009 and 126 securities in 2008.

Investment Results

	Years ended December 31,			2009-2008	2008-2007
(In millions)	2009	2008	2007	Change %	Change %

Total investment income, net of expenses, pre-tax	$501	$537	$608	(6.8)	(11.6)
Investment interest credited to contract holders	(69)	(63)	(59)	(10.0)	(5.2)
Realized investment gains and losses summary:
Realized investment gains and losses	440	686	409	(35.8)	67.6
Change in fair value of securities with embedded derivatives	27	(38)	(11)	nm	(243.8)
Other-than-temporary impairment charges	(131)	(510)	(16)	74.3	nm
Total realized investment gains and losses	336	138	382	144.5	(64.0)
Investment operations profit	$768	$612	$931	25.5	(34.2)

Investment Income

The primary drivers of investment income were:

•
Interest income rose again in 2009 as we increased our allocation of investments to fixed maturity securities. At year-end 2009, the fixed maturities fair value was  104.5 percent of book value compared with 96.2 percent at year-end 2008.

•
Dividend income declined 50.8 percent in 2009 after declining 30.5 percent in 2008 and rising in 2007. During 2008, we reduced the size of our common stock portfolio by more than 50 percent in response to actual or anticipated dividend reductions as well as for the implementation of a risk management program.

We are investing available cash flow in both fixed income and equity securities in a manner that we believe balances current income needs with longer-term growth goals.

	Years ended December 31,			2009-2008	2008-2007
(In millions)	2009	2008	2007	Change %	Change %
Investment income:
Interest	$402	$326	$308	23.1	6.0
Dividends	100	204	294	(50.8)	(30.5)
Other	7	14	15	(53.3)	(4.5)
Investment expenses	(8)	(7)	(9)	(5.2)	12.6
Total investment income, net of expenses, pre-tax	501	537	608	(6.8)	(11.6)
Income taxes	(118)	(106)	(124)	(11.5)	14.6
Total investment income, net of expenses, after-tax	$383	$431	$484	(11.3)	(10.9)

Effective tax rate	23.6%	19.7%	20.4%

Average invested assets	$10,550	$11,193	$13,224

Average yield pre-tax	4.7%	4.8%	4.6%
Average yield after-tax	3.6%	3.9%	3.7%

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

Net realized investment gains and losses totaling $440 million for the year ended December 31, 2009, reflected:

•
$624 million in realized gains from equity sales including $161 million from the merger of Wyeth with Pfizer (NYSE: PFE); $133 million from the sale of ExxonMobil (NYSE: XOM); $100 million from the sale of Procter & Gamble; $67 million from the sale of Fifth Third Bancorp (NASDAQ: FITB); $52 million from the sale of Piedmont Natural Gas (NYSE: PNY); and $111 million from the sale of various other equity holdings.

•
$162 million in realized losses from the sales of various equity securities, including $52 million from the sale of General Electric Co. (NYSE: GE). These realized losses partially offset the $624 million in realized gains from equity sales.

•	$15 million in net losses from fixed-maturity sales and calls.

•	$7 million in other net losses, including $6 million from a write-off of an other invested asset.

In 2008, most of the gain was due to sales of holdings of common and preferred stocks of financial services issuers, to reduce our historical weighting in financial sector securities. The majority of these holdings were sold following reductions or elimination of their cash dividends to shareholders. Because of our low cost basis, we were able to record gains on many of these sales despite the decline in overall stock market values during 2008. Realized gains were lower in 2007, although we chose to take gains from partial sales of selected holdings and to sell other holdings because of general credit concerns that began in the subprime mortgage market and spread to other areas in the homebuilding and related industries over the course of 2007.

We generally purchase fixed income securities with the intention to hold until maturity. Securities that no longer meet our investment criteria, usually due to a change in credit fundamentals, are divested.

Change in the Valuation of Securities with Embedded Derivatives

We have a small portfolio of convertible preferred stocks and bonds, which have an embedded derivative component. In 2009 we recorded $27 million in fair value realized gains compared with $38 million and $11 million in fair value declines for 2008 and 2007. These changes in fair value were due to the application of ASC 815-15-25, which allows us to account for the entire hybrid financial instrument at fair value, with changes recognized in realized investment gains and losses. The changes in fair values are recognized in net income in the period they occur. See the discussion of Derivative Financial Instruments and Hedging Activities in Item 8, Note 1 of the Consolidated Financial Statements, Page 94, for details on the accounting for convertible security embedded options.

Other-than-temporary Impairment Charges

In 2009, we recorded $131 million in write-downs of 50 securities that we deemed had experienced an other-than-temporary decline in fair value versus $510 million for 126 securities in 2008 and $16 million in 2007. The factors we consider when evaluating impairments are discussed in Critical Accounting Estimates, Asset Impairment, Page 42. The other-than-temporary impairment charges in 2009 approximated 1.2 percent of our total invested assets at year-end compared with 5.7 percent for 2008. Other-than-temporary impairment charges also include unrealized losses of holdings that we intend to sell but have not yet completed a transaction.

Other-than-temporary impairment charges from the investment portfolio by the asset class we described in Item 1, Investments Segment, Page 18, are summarized below:

	Years ended December 31,
(Dollars in millions)	2009	2008	2007
Taxable fixed maturities:
Impairment amount	$(61)	$(162)	$(14)
New book value	$81	$187	$46
Percent to total owned	2%	6%	1%
Number of securities impaired	37	86	18
Percent to total owned	3%	10%	2%

Tax-exempt fixed maturities:
Impairment amount	$(1)	$(1)	$0
New book value	$3	$1	$0
Percent to total owned	0%	0%	0%
Number of securities impaired	2	1	0
Percent to total owned	0%	0%	0%

Common equities:
Impairment amount	$(59)	$(214)	$(2)
New book value	$48	$87	$2
Percent to total owned	2%	5%	0%
Number of securities impaired	8	9	2
Percent to total owned	16%	18%	4%

Preferred equities:
Impairment amount	$(10)	$(133)	$0
New book value	$5	$98	$0
Percent to total owned	7%	52%	0%
Number of securities impaired	3	30	0
Percent to total owned	12%	86%	0%

Total:
Impairment amount	$(131)	$(510)	$(16)
New book value	$137	$373	$48
Percent to total owned	1%	5%	1%
Number of securities impaired	50	126	20
Percent to total owned	2%	6%	1%

Other-than-temporary impairment charges from the investment portfolio by industry are summarized as follows:

	Years ended December 31,
(In millions)	2009	2008	2007
Fixed maturities:
Financial	$(30)	$(72)	$(4)
Services cyclical	(14)	(17)	(6)
Real estate	(11)	(49)	0
Consumer cyclical	(5)	(14)	(1)
Other	(2)	(11)	(3)
Total fixed maturities	(62)	(163)	(14)

Common equities:
Industrials	(35)	0	0
Consumer discretionary	(10)	0	0
Material	(8)	0	0
Health	(6)	(30)	0
Financial	0	(184)	0
Real estate	0	0	(2)
Total common equities	(59)	(214)	(2)

Preferred equities:
Financial	(10)	(132)	0
Other	0	(1)	0
Total preferred equities	(10)	(133)	0
Total	$(131)	$(510)	$(16)

The decrease in other-than-temporary impairment charges in 2009 was largely due to the improvement in values as asset markets rebounded. The increase in other-than-temporary impairment charges in 2008 was largely due to write-downs of holdings of bonds and common and preferred stocks of financial services issuers, reflecting our historical weighting in this sector and the decline in overall stock market values during 2008.

Investments Outlook

We continue to focus on portfolio strategies to balance near-term income generation and long-term book value growth. In 2010, we expect to continue to allocate a portion of cash available for investment to equity securities, taking into consideration corporate liquidity and income requirements, as well as insurance department regulations and ratings agency comments. We discuss our portfolio strategies in Item 1, Investments Segment, Page 18.

We believe that a weak or prolonged recovery from current economic conditions could heighten the risk of renewed pressure on securities markets, which could lead to additional other-than-temporary impairment charges. Our asset impairment committee continues to monitor the investment portfolio. The current asset impairment policy is described in Critical Accounting Estimates, Asset Impairment, Page 42.

Other

Revenues for our Other businesses increased during 2009, primarily due to earned premiums from our excess and surplus lines business. Other also includes other income of our standard market insurance subsidiary, as well as non-investment operations of the parent company and its subsidiary, CFC Investment Company, and former subsidiary CinFin Capital Management Company. Upon commencing our excess and surplus lines operations in 2008, we also included results of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources.

Losses before income taxes for Other were largely driven by interest expense from debt of the parent company plus losses and loss expenses and underwriting expenses from our excess and surplus lines operation.

	Years ended December 31,			2009-2008	2008-2007
(In millions)	2009	2008	2007	Change %	Change %
Interest and fees on loans and leases	$7	$8	$10	(10.2)	(21.1)
Earned premiums	27	5	0	499.0	nm
Money management fees	-	2	3	nm	(29.2)
Other revenues	5	1	2	181.0	(27.8)
Total revenues	39	16	15	144.6	6.6
Interest expense	55	53	51	3.5	3.8
Loss and loss expenses	20	5	0	308.6	nm
Underwriting expenses	21	5	1	343.1	318.9
Operating expenses	15	17	9	(11.3)	74.3
Total expenses	111	80	61	22.3	20.8
Other loss	$(72)	$(64)	$(46)	10.6	(25.3)

Taxes

We had $150 million of income tax expense in 2009 compared with $111 million in 2008 and $337 million in 2007. The effective tax rate for 2009 was 25.7 percent compared with 20.7 percent in 2008 and 28.3 percent in 2007.

The change in our effective tax rate was driven by changes in pretax income from underwriting results, investment income from dividends and the amount of realized investment gains and losses. Higher tax-exempt interest and changes in our dividends received deduction in the current year compared with prior years also contributed with the change in the effective tax rates from 2007 to 2009.

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Tax-Exempt Fixed Maturities, Page 19 for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For our insurance subsidiaries, approximately 85 percent of income from tax-advantaged fixed-maturity investments is exempt from federal tax. Our non-insurance companies own an immaterial amount of tax-advantaged fixed-maturity investments. For our insurance subsidiaries, the dividend received deduction, after the dividend proration of the 1986 Tax Reform Act, exempts approximately 60 percent of dividends from qualified equities from federal tax. For our non-insurance subsidiaries, the dividend received deduction exempts 70 percent of dividends from qualified equities. Details about our effective tax rate are found on Note 11, Income Taxes, Page 108.

Liquidity And Capital Resources

Liquidity and capital resources represent the overall financial strength of our company and our ability to generate cash flows to meet the short- and long-term cash requirements of business obligations and growth needs. We seek to maintain prudent levels of liquidity and financial strength for the protection of our policyholders, creditors and shareholders. We manage liquidity at two levels. The first is the liquidity of the parent company. The second is the liquidity of our insurance subsidiary. The management of liquidity at both levels is essential because each has different funding needs and sources, and each is subject to certain regulatory guidelines and requirements.

Parent Company Liquidity

The parent company’s primary means of meeting liquidity requirements are dividends from our insurance subsidiary, investment income and sale proceeds from investments held at the parent company level. The parent company’s primary contractual obligations are interest and principal payments on long- and short-term debt as described under Contractual Obligations, Page 71. Other uses of parent company cash include general operating expenses described under Other Commitments, Page 71, as well as dividends to shareholders and common stock repurchases. As of December 31, 2009, the parent company had $998 million in cash and marketable securities, providing strong liquidity to fund uses of cash.

This table below shows a summary, by the direct method, of the major sources and uses of liquidity by the parent company. Dividends received in 2009 and 2008 from our insurance subsidiary were much lower than in the several years prior to that, in order to maintain strong statutory surplus and financial strength ratings. We expect sources of liquidity to increase in 2010 and beyond, as we anticipate investment income growth and improved profitability for our property casualty operations. A dividend of $50 million was received from our insurance subsidiary in January 2010. The majority of expenditures for the parent company have been consistent during the last three years, and we expect future expenditures to remain fairly stable.

	Years ended December 31,
(In millions)	2009	2008	2007
Sources of liquidity:
Insurance subsidiary dividends received	$0	$220	$450
Other operating subsidiaries' dividends received	0	10	0
Investment income received	41	81	99

Uses of liquidity:
Debt interest payments	$52	$53	$52
Pension payments	34	34	10
Shareholders dividend payments	249	250	240
Purchase (issuance) of treasury shares	(1)	138	307

At the discretion of the board of directors, the company can return cash directly to shareholders:

•
Dividends to shareholders – Over the past 10 years, the company has paid an average of 39.9 percent of net income as dividends. The ability of the company to continue paying cash dividends is subject to factors the board of directors may deem relevant.

Through 2009, the board had increased our cash dividend for 49 consecutive years. The board decision in August 2009 to increase the dividend demonstrated confidence in the company’s strong capital, liquidity, financial flexibility and initiatives to improve earnings performance. While the board and management believe there is merit to sustaining the company’s record of dividend increases, our first priority is the company’s financial strength.

•
Common stock repurchase – Generally, our board believes that stock repurchases can help fulfill our commitment to enhancing shareholder value. Consequently, the board has authorized the repurchase of outstanding shares, giving management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, pursuant to SEC regulations.

Consistent with our approach for the second half of 2008, in 2009 we chose to preserve capital rather than repurchase shares. During the first half of 2008, we repurchased 3.8 million shares. In the past, repurchases have occurred when we believed that stock prices on the open market were favorable for such repurchases. Our corporate Code of Conduct restricts repurchases during certain time periods. The details of the repurchase authorizations and activity are described in Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Page 30. Between February 1999 and year-end 2009, we have repurchased 28.7 million shares at a total cost to the company of $1.105 billion. We do not adjust the number of shares repurchased and average price per repurchased share for stock dividends.

Insurance Subsidiary Liquidity

Our insurance subsidiary’s primary means of meeting liquidity requirements are investment income, sale proceeds from investments held at the subsidiary level and collection of insurance premiums. Property casualty insurance premiums generally are received before losses are paid under the policies purchased with those premiums. While first-year life insurance expenses normally exceed first-year premiums, subsequent premiums are used to generate investment income until the policy benefits are paid or the policy term expires.

Our insurance subsidiaries’ primary contractual obligations are property casualty loss and loss expenses and life policyholder obligations as well as certain ongoing operating expenses as shown under Contractual Obligations, Page 71. Other uses of insurance subsidiary cash include payments of dividends to the parent company and other operating expenses as discussed under Other Commitments, Page 71.

This table shows a summary of operating cash flow of the insurance subsidiary (direct method):

	Years ended December 31,
(In millions)	2009	2008	2007
Premiums collected	$3,083	$3,163	$3,256
Loss and loss expenses paid	(2,030)	(2,064)	(1,888)
Commissions and other underwriting expenses paid	(1,049)	(1,078)	(1,053)
Insurance subsidiary cash flow from underwriting	4	21	315
Investment income received	432	475	502
Insurance subsidiary operating cash flow	$436	$496	$817

Over the past three years, cash receipts from property casualty and life insurance premiums, along with investment income, have been more than sufficient to pay claims, operating expenses and dividends to the parent company. We discuss the factors that affected insurance operations in Commercial Lines and Personal Lines Insurance Results of Operations, Page 48 and Page 57.

Additional Sources of Liquidity

Investing is a primary source of liquidity for both the parent company and our insurance subsidiary operations. For both, cash in excess of operating requirements is invested in fixed-maturity and equity securities. Equity securities provide the potential for future increases in dividend income and for appreciation. In Item 1, Investments Segment, Page 18, we discuss our investment strategy, portfolio allocation and quality.

Income from our investments is the most important investment contribution to cash flow. While we have never sold investments to make claims payments, the sale of investments could provide an additional source of liquidity at either the parent company or insurance subsidiary level, if required, although we follow a buy-and-hold investment philosophy seeking to compound cash flows over the long-term. In addition to possible sales of investments, proceeds of call or maturities of fixed maturities also can provide liquidity. During the next five years, $2.135 billion, or 28.4 percent, of our fixed-maturity portfolio will mature. At year-end 2009, total unrealized gains in the investment portfolio, before deferred income taxes, were $1.026 billion, up from $588 million at year-end 2008. Net unrealized gains in 2009 nearly doubled from year-end 2008, even after a significant amount of gains was realized during 2009. Further, financial resources of the parent company also could be made available to our insurance subsidiaries, if circumstances required. This flexibility would include our ability to access the capital markets and short-term bank borrowings.

One way we seek to maintain a solid financial position and provide capital flexibility is by keeping our ratio of debt to total capital moderate. We target a ratio below 20 percent. At year-end 2009, the ratio was 15.0 percent compared with 16.7 percent at year-end 2008. The decrease in the debt-to-total-capital ratio was due entirely to the increase in shareholders’ equity at year-end 2009. Based on our present capital requirements, we do not believe we will need to increase debt levels during 2010. As a result, we believe that changes in our debt-to-capital ratio will again be a function of changes in shareholders’ equity.

We had $790 million of long-term debt and $49 million in borrowings on our short-term lines of credit at year-end 2009. We generally have minimized our reliance on debt financing although we may use lines of credit to fund short-term cash needs.

Long-Term Debt

We provide details of our three long-term notes in Item 8, Note 8 of the Consolidated Financial Statements, Page 106. None of the notes are encumbered by rating triggers:

•	$391 million aggregate principal amount of 6.92% senior debentures due 2028.

•	$28 million aggregate principal amount of 6.9% senior debentures due 2028.

•	$374 million aggregate principal amount of 6.125% senior debentures due 2034.

The company’s senior debt is rated investment grade by independent ratings firms. On August 2, 2009, Fitch Ratings lowered our senior debt rating from A- to BBB+. Three other rating agencies made no changes to our debt ratings in 2009. Our debt ratings from the other rating agencies are: a from A.M. Best, A3 from Moody’s Investors Service and BBB+ from Standard & Poor’s Ratings Services. The ratings are described in Item 1, Financial Strength, Page 3.

Short-Term Debt

At December 31, 2009, we had two lines of credit with commercial banks amounting to $225 million, with $49 million borrowed. Access to these lines of credit requires compliance with various covenants, including maintaining a minimum consolidated net worth and not exceeding a certain debt-to-capital ratio. As of December 31, 2009, we were well within compliance with all of the covenants under the credit agreements.

Our $75 million unsecured line of credit with PNC Bank, N.A. was established more than five years ago and was renewed effective August 31, 2009, for a one-year term to expire on August 29, 2010. CFC Investment Company, a subsidiary of Cincinnati Financial Corporation, also is a borrower under this line of credit. At year-end 2008, $49 million was outstanding on this line of credit, which was repaid in 2009. PNC Bank is a subsidiary of PNC Financial Services Group, Inc. (NYSE:PNC).

The second line of credit is an unsecured $150 million revolving line of credit administered by The Huntington National Bank. It was established in 2007 and will mature in 2012. CFC Investment Company, a subsidiary of Cincinnati Financial Corporation, also is a borrower under this line of credit. At year-end 2009, there was $49 million outstanding on this line of credit. The Huntington National Bank, a subsidiary of Huntington Bancshares Inc. (NASDAQ:HBAN), is the lead participant with a $75 million share. U.S. Bancorp (NYSE:USB), Bank of America (NYSE:BAC) and Northern Trust Corporation (NASDAQ:NTRS) also participate, each providing $25 million of capacity.

The line of credit includes a swing line sub-facility for same-day borrowing in the amount of $35 million. The credit agreement provides alternative interest charges based on the type of borrowing and our debt rating. The interest rate charged for an advancement is adjusted LIBOR plus the applicable margin. Based on our debt ratings at year-end 2009, interest for Eurodollar rate advances is adjusted LIBOR plus 33 basis points, and for floating rate advances is adjusted LIBOR. Utilization and commitment fees based on Cincinnati Financial Corporation’s current debt rating are 5 basis points and 8 basis points, respectively. CFC Investment Company, a subsidiary of Cincinnati Financial Corporation, is a co-borrower under the agreement.

Liquidity and Capital Resources Outlook

A long-term perspective governs all of our major decisions, with the goal of benefiting our policyholders, agents, shareholders and associates over time. While our insurance results remained weak for 2009, even after a strong second half of the year, our improved capital position from year-end 2008 provided adequate cushion. We have taken the necessary steps to protect our capital and are confident in our strategies to return our insurance operations to growth and profitability.

Our consistent cash flows and prudent cash balances continue to create strong liquidity. As of December 31, 2009, we had $557 million in cash and cash equivalents. That strong liquidity and our consistent cash flows gives us the flexibility to meet current obligations while building value by prudently investing where we see potential for both current income and long-term return.

In any year, we consider the most likely source of pressure on liquidity would be an unusually high level of catastrophe losses within a short period of time. This could create additional obligations for our insurance operations by increasing the severity or frequency of claims. To address the risk of unusual insurance loss obligations including catastrophe events, we maintain property casualty reinsurance contracts with highly rated reinsurers, as discussed under 2010 Reinsurance Programs, Page 79. We also monitor the financial condition of our reinsurers because an insolvency could place in jeopardy a portion of our $675 million in outstanding reinsurance recoverables as of December 31, 2009.

Continued economic weakness also has the potential to affect our liquidity and capital resources in a number of different ways, including: delinquent payments from agencies, defaults on interest payments by fixed-maturity holdings in our portfolio, dividend reductions by holdings in our equity portfolio or declines in the market value of holdings in our portfolio.

Further, parent company liquidity could be constrained by State of Ohio regulatory requirements that restrict the dividends insurance subsidiaries can pay. During 2010, total dividends that our insurance subsidiary can pay to our parent company without regulatory approval are approximately $365 million.

Off-Balance-Sheet Arrangements

We do not use any special-purpose financing vehicles or have any undisclosed off-balance-sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on the company’s financial condition, results of operation, liquidity, capital expenditures or capital resources. Similarly, the company holds no fair-value contracts for which a lack of marketplace quotations would necessitate the use of fair-value techniques.

Obligations

We pay obligations to customers, suppliers and associates in the normal course of our business operations. Some are contractual obligations that define the amount, circumstances and/or timing of payments. We have other commitments for business expenditures; however, the amount, circumstances and/or timing of our other commitments are not dictated by contractual arrangements.

Other Commitments

As of December 31, 2009, we believe our most significant other commitments are:

•
Qualified pension plan – In 2010, we currently estimate a voluntary cash contribution of $25 million to our qualified pension plan, a $12 million net pension expense and a $7 million expense for company 401(k) contributions. Going forward, potential savings due to lower funding requirements for the pension plan are expected to be offset by the company 401(k) contributions. In 2008, we chose to transition away from a defined benefit plan to reduce the company’s future market risk while offering associates an up-to-date, more flexible benefits program. We discuss the change to the pension plan, future contributions and plan assets in Item 8, Note 13 to the Consolidated Financial Statements, Page 109.

•
Commissions – We expect commission payments to generally track with written premiums. We discuss commission trends in the Commercial Lines and Personal Lines Insurance Results of Operations, Page 49 and Page 57.

•
Other operating expenses – Many of our operating expenses are not contractual obligations but reflect the ongoing expenses of our business. Technology – In addition to contractual obligations for hardware and software discussed below, we anticipate capitalizing approximately $20 million in spending for key technology initiatives in 2010. Technology projects are discussed in Item 1, Strategic Initiatives, Page 8. Capitalized development costs related to key technology initiatives totaled $28 million in 2009 and $38 million in 2008. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

Contractual Obligations

As of December 31, 2009, we estimate our future contractual obligations as follows:

	Payment due by period
	Year	Years	Years	There-
(In millions)	2010	2011-2012	2013-2014	after	Total
Gross property casualty loss and loss expense payments	$1,210	$1,324	$590	$972	$4,096
Gross life policyholder obligations	46	76	112	3,268	3,502
Interest on long-term debt	52	104	104	838	1,098
Long-term debt	0	0	0	793	793
Short-term debt	49	0	0	0	49
Profit-sharing commissions	81	0	0	0	81
Operating property	1	0	0	0	1
Capital lease obligations	12	15	1	0	28
Computer hardware and software	12	13	3	0	28
Other invested assets	4	7	0	0	11
Total	$1,467	$1,539	$810	$5,871	$9,687

Our most significant contractual obligations are discussed in conjunction with related insurance reserves in Gross Property Casualty Loss and Loss Expense Payments and Gross Life Insurance Policyholder Obligations on Page 71 and Page 78, respectively. Other future contractual obligations include:

•	Interest on long- and short-term debt – We expect total interest expense to be approximately $52 million in 2010. We discuss outstanding debt in Additional Sources of Liquidity, Page 69.

•
Profit-sharing commissions – Profit-sharing, or contingent, commissions are paid to agencies using a formula that takes into account agency profitability and other factors. We estimate 2010 contingent commission payments of approximately $81 million. We discuss commission expense trends in Commercial Lines and Personal Lines Insurance Results of Operations, Page 49 and Page 57.

•
Computer hardware and software – We expect to need approximately $25 million over the next three years for current material commitments for computer hardware and software, including maintenance contracts on hardware and other known obligations. We discussed above the non-contractual expenses we anticipate for computer hardware and software in 2010.

Property Casualty Loss and Loss Expense Obligations and Reserves

Gross Property Casualty Loss and Loss Expense Payments

Our estimate of future gross property casualty loss and loss expense payments of $4.096 billion is lower than loss and loss expense reserves of $4.142 billion as of year-end 2009. The $46 million difference is due to life and health loss reserves, as discussed in Item 8, Note 5 of the Consolidated Financial Statements, Page 105.

While we believe that historical performance of property casualty and life loss payment patterns is a reasonable source for projecting future claim payments, there is inherent uncertainty in this estimate of contractual obligations. We believe that we could meet our obligations under a significant and unexpected change in the timing of these payments because of the liquidity of our invested assets, strong financial position and access to lines of credit.

Our estimates of gross property casualty loss and loss expense payments also do not include reinsurance receivables or ceded losses. As discussed in 2010 Reinsurance Programs, Page 79, we purchase reinsurance to mitigate our property casualty risk exposure. Ceded property casualty reinsurance unpaid receivables of $435 million at year-end 2009 are an offset to our gross property casualty loss and loss expense obligations. Our reinsurance program mitigates the liquidity risk of a single large loss or an unexpected rise in claim severity or frequency due to a catastrophic event. Reinsurance does not relieve us of our obligation to pay covered claims. The financial strength of our reinsurers is important because our ability to recover losses under our reinsurance agreements depends on the financial viability of the reinsurers.

We direct our associates and agencies to settle claims and pay losses as quickly as is practical and we made $1.923 billion of net claim payments during 2009. At year-end 2009, net property casualty reserves reflected $2.026 billion in unpaid amounts on reported claims (case reserves), $792 million in loss expense reserves and $843 million in estimates of claims that were incurred but had not yet been reported (IBNR). The specific amounts and timing of obligations related to case reserves and associated loss expenses are not set contractually. The amounts and timing of obligations for IBNR claims and related loss expenses are unknown. We discuss our methods of establishing loss and loss expense reserves and our belief that reserves are adequate in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 38.

The historical pattern of using premium receipts for the payment of loss and loss expenses has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of the loss reserves. The effective duration of our consolidated fixed-maturity portfolio was 5.3 years at year-end 2009. By contrast, the duration of our loss and loss expense reserves was approximately three years. We believe this difference in duration does not affect our ability to meet current obligations because cash flow from operations is sufficient to meet these obligations. In addition, investment holdings could be liquidated, if necessary, to meet higher than anticipated loss and loss expenses.

Range of Reasonable Reserves

The company established a reasonably likely range for net loss and loss expense reserves of $3.459 billion to $3.774 billion at year-end 2009, with the company carrying net reserves of $3.661 billion. The likely range was $3.256 billion to $3.592 billion at year-end 2008, with the company carrying net reserves of $3.498 billion. Our loss and loss expense reserves are not discounted for the time-value of money, but we have reduced the reserves by an estimate of the amount of salvage and subrogation payments we expect to recover. We provide a reconciliation of the property casualty reserves with the loss and loss expense reserve as shown on the balance sheet in Item 8, Note 5 of the Consolidated Financial Statements, Page 105.

The low point of each year’s range corresponds to approximately one standard error below each year’s mean reserve estimate, while the high point corresponds to approximately one standard error above each year’s mean reserve estimate. We discussed management’s reasons for basing reasonably likely reserve ranges on standard errors in Critical Accounting Estimates, Reserve Estimate Variability, Page 41.

The ranges reflect our assessment of the most likely unpaid loss and loss expenses at year-end 2009 and 2008. However, actual unpaid loss and loss expenses could nonetheless fall outside of the indicated ranges.

Management’s best estimate of total loss and loss expense reserves as of year-end 2009 was consistent with the corresponding actuarial best estimate. Management’s best estimate of total loss and loss expense reserves as of year-end 2008 also was consistent with the corresponding actuarial best estimate.

Development of Reserves for Loss and Loss Expenses

We reconcile the beginning and ending balances of our reserves for loss and loss expenses at December 31, 2009, 2008 and 2007, in Item 8, Note 5 of the Consolidated Financial Statements, Page 105. The reconciliation of our year-end 2008 reserve balance to net incurred losses one year later recognizes approximately $188 million of favorable reserve development.

The table on the following page shows the development of estimated reserves for loss and loss expenses for the past 10 years.

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

•
Section B shows the cumulative net amount paid with respect to the previously recorded reserve as of the end of each succeeding year. For example, as of December 31, 2009, we had paid $1.567 billion of loss and loss expenses in calendar years 2000 through 2009 for losses that occurred in accident years 1999 and prior. An estimated $201 million of losses remained unpaid as of year-end 2009 (net re-estimated reserves of $1.768 billion from Section C less cumulative net paid loss and loss expenses of $1.567 billion).

•
Section C shows the re-estimated amount of the previously reported reserves based on experience as of the end of each succeeding year. The estimate is increased or decreased as we learn more about the development of the related claims.

Section D, cumulative net reserve development, represents the aggregate change in the estimates for all years subsequent to the year the reserves were initially established. For example, reserves established at December 31, 1999, had developed favorably by $164 million over 10 years, net of reinsurance, which was reflected in income over the 10 years. The table shows favorable reserve development as a negative number. Favorable reserve development on prior accident years, which represents a negative expense, is favorable to income. The reconciliation shows the effects on income before income taxes in 2009, 2008 and 2007 of changes in estimates of the reserves for loss and loss expenses for all accident years. The effect was favorable to pre-tax income for those three years by $188 million, $323 million, and $244 million, respectively. Our annual review has led us to add to income in each of the past 21 years due to favorable development of reserves on prior accident years.

In evaluating the development of our estimated reserves for loss and loss expenses for the past 10 years, note that each amount includes the effects of all changes in amounts for prior periods. For example, payments or reserve adjustments related to losses settled in 2009 but incurred in 2002 are included in the cumulative deficiency or redundancy amount for 2002 and each subsequent year. In addition, this table presents calendar year data, not accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that affected development of reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future reserve development based on this data.

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

Development of Estimated Reserves for Loss and Loss Expenses

	Calendar year ended December 31,
(In millions)	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
A. Originally reported reserves for unpaid loss and loss expenses:

Gross of reinsurance	$2,093	$2,401	$2,865	$3,150	$3,386	$3,514	$3,629	$3,860	$3,925	$4,040	$4,096
Reinsurance recoverable	161	219	513	542	541	537	518	504	528	542	435
Net of reinsurance	$1,932	$2,182	$2,352	$2,608	$2,845	$2,977	$3,111	$3,356	$3,397	$3,498	$3,661

B. Cumulative net paid as of:
One year later	$591	$697	$758	$799	$817	$907	$944	$1,006	$979	$994
Two years later	943	1,116	1,194	1,235	1,293	1,426	1,502	1,547	1,523
Three years later	1,195	1,378	1,455	1,519	1,626	1,758	1,845	1,896
Four years later	1,327	1,526	1,614	1,716	1,823	1,963	2,059
Five years later	1,412	1,623	1,717	1,823	1,945	2,096
Six years later	1,464	1,680	1,778	1,889	2,031
Seven years later	1,496	1,717	1,819	1,940
Eight years later	1,520	1,750	1,855
Nine years later	1,545	1,778
Ten years later	1,567

C. Net reserves re-estimated as of:
One year later	$1,912	$2,120	$2,307	$2,528	$2,649	$2,817	$2,995	$3,112	$3,074	$3,310
Two years later	1,833	2,083	2,263	2,377	2,546	2,743	2,871	2,893	3,042
Three years later	1,802	2,052	2,178	2,336	2,489	2,657	2,724	2,898
Four years later	1,771	2,010	2,153	2,299	2,452	2,578	2,776
Five years later	1,757	1,999	2,127	2,276	2,414	2,645
Six years later	1,733	1,992	2,122	2,259	2,469
Seven years later	1,739	1,994	2,111	2,298
Eight years later	1,746	1,986	2,147
Nine years later	1,741	2,018
Ten years later	1,768

D. Cumulative net redundancy as of:
One year later	$(20)	$(62)	$(45)	$(80)	$(196)	$(160)	$(116)	$(244)	$(323)	$(188)
Two years later	(99)	(99)	(89)	(231)	(299)	(234)	(240)	(463)	(355)
Three years later	(130)	(130)	(174)	(272)	(356)	(320)	(387)	(458)
Four years later	(161)	(172)	(199)	(309)	(393)	(399)	(335)
Five years later	(175)	(183)	(225)	(332)	(431)	(332)
Six years later	(199)	(190)	(230)	(349)	(376)
Seven years later	(193)	(188)	(241)	(310)
Eight years later	(186)	(196)	(205)
Nine years later	(191)	(164)
Ten years later	(164)

Net reserves re-estimated—latest	$1,768	$2,018	$2,147	$2,298	$2,469	$2,645	$2,776	$2,898	$3,042	$3,310
Re-estimated recoverable—latest	220	247	519	550	532	552	512	506	484	522
Gross liability re-estimated—latest	$1,988	$2,265	$2,666	$2,848	$3,001	$3,197	$3,288	$3,404	$3,526	$3,832

Cumulative gross redundancy	$(105)	$(136)	$(199)	$(302)	$(385)	$(317)	$(341)	$(456)	$(399)	$(208)

Asbestos and Environmental Reserves

We carried $118 million of net loss and loss expense reserves for asbestos and environmental claims as of year-end 2009, compared with $114 million for such claims as of year-end 2008. These amounts constitute 3.2 percent and 3.3 percent of total loss and loss expense reserves as of these year-end dates.

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

Due to these considerations, our actuarial staff elected to use a paid survival ratio method to estimate reserves for incurred but not yet reported asbestos and environmental claims. Although highly uncertain, reserve estimates obtained via this method have developed in a reasonably stable fashion since 2004. Between 2006 and 2009, total asbestos and environmental reserves decreased 9.6 percent. Since our exposure to such claims is limited, we believe the paid survival ratio method is sufficient.

Commercial Lines Insurance Segment Reserves

For the business lines in the commercial lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves. The rise in total gross reserves for our commercial business lines is primarily due to workers’ compensation IBNR reserve strengthening, as discussed in Commercial Lines Insurance Results of Operations, Page 49.

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(Dollars in millions)	reserves	reserves	reserves	reserves	of total
At December 31, 2009
Commercial casualty	$1,044	$309	$540	$1,893	50.8%
Commercial property	84	15	31	130	3.5
Commercial auto	266	47	65	378	10.1
Workers' compensation	452	458	143	1,053	28.3
Specialty packages	68	5	10	83	2.2
Surety and executive risk	128	(2)	55	181	4.9
Machinery and equipment	2	3	1	6	0.2
Total	$2,044	$835	$845	$3,724	100.0%
At December 31, 2008
Commercial casualty	$1,046	$327	$527	$1,900	52.0%
Commercial property	135	7	32	174	4.8
Commercial auto	276	48	65	389	10.6
Workers' compensation	445	353	126	924	25.3
Specialty packages	74	1	10	85	2.3
Surety and executive risk	129	(4)	50	175	4.8
Machinery and equipment	3	3	1	7	0.2
Total	$2,108	$735	$811	$3,654	100.0%

The following table shows net reserve changes at year-end 2009, 2008 and 2007 by commercial line of business and accident year:

	Commercial	Commercial	Commercial	Workers'	Specialty	Surety &	Machinery &
(In millions)	casualty	property	auto	compensation	packages	exec risk	equipment	Totals
As of December 31, 2009
2008 accident year	$(89)	$(15)	$(13)	$(11)	$(4)	$(2)	$0	$(134)
2007 accident year	(36)	0	(5)	5	2	9	(1)	(26)
2006 accident year	(33)	4	(4)	2	0	(3)	(1)	(35)
2005 accident year	(17)	(1)	1	6	2	(5)	0	(14)
2004 accident year	3	(2)	0	6	1	0	0	8
2003 accident year	9	(1)	1	6	0	0	0	15
2002 and prior accident years	9	(1)	0	34	(1)	(2)	0	39
Deficiency/(redundancy)	$(154)	$(16)	$(20)	$48	$0	$(3)	$(2)	$(147)

Reserves estimated as of December 31, 2008	$1,559	$136	$385	$842	$82	$130	$7	$3,141
Reserves re-estimated as of December 31, 2009	1,405	120	365	890	82	127	5	2,994
Deficiency/(redundancy)	$(154)	$(16)	$(20)	$48	$0	$(3)	$(2)	$(147)

As of December 31, 2008
2007 accident year	$(93)	$0	$(7)	$(21)	$1	$14	$0	$(106)
2006 accident year	(55)	(7)	5	0	(1)	(2)	1	(59)
2005 accident year	(48)	(2)	(1)	5	(2)	(2)	0	(50)
2004 accident year	(27)	1	(4)	4	(2)	(3)	0	(31)
2003 accident year	(19)	0	1	6	0	(1)	0	(13)
2002 accident year	(4)	0	(2)	1	0	1	0	(4)
2001 and prior accident years	(11)	(2)	0	3	0	0	0	(10)
Deficiency/(redundancy)	$(257)	$(10)	$(8)	$(2)	$(4)	$7	$1	$(273)

Reserves estimated as of December 31, 2007	$1,565	$121	$383	$777	$76	$94	$8	$3,024
Reserves re-estimated as of December 31, 2008	1,308	111	375	775	72	101	9	2,751
Deficiency/(redundancy)	$(257)	$(10)	$(8)	$(2)	$(4)	$7	$1	$(273)

As of December 31, 2007
2006 accident year	$(70)	$(4)	$(15)	$(20)	$1	$3	$(1)	$(106)
2005 accident year	(22)	(13)	(7)	0	2	3	(1)	(38)
2004 accident year	(34)	(1)	1	1	(1)	(1)	0	(35)
2003 accident year	(2)	0	(3)	(1)	0	(3)	0	(9)
2002 accident year	(15)	(1)	1	5	(1)	(3)	0	(14)
2001 accident year	(8)	0	(1)	2	0	1	0	(6)
2000 and prior accident years	2	0	(2)	3	0	1	0	4
Deficiency/(redundancy)	$(149)	$(19)	$(26)	$(10)	$1	$1	$(2)	$(204)

Reserves estimated as of December 31, 2006	$1,483	$170	$386	$713	$84	$83	$9	$2,928
Reserves re-estimated as of December 31, 2007	1,334	151	360	703	85	84	7	2,724
Deficiency/(redundancy)	$(149)	$(19)	$(26)	$(10)	$1	$1	$(2)	$(204)

Overall favorable development for commercial lines reserves of $147 million in 2009 illustrated the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty and workers’ compensation. Favorable reserve development of $154 million for the commercial casualty line exceeded the segment total in 2009, while adverse reserve development for the workers’ compensation line reduced segment favorable reserve development by $48 million. Drivers of commercial casualty and workers’ compensation reserve development are discussed below.

•
Refinements to umbrella liability reserving – As discussed on page 79 of our 2008 Annual Report on 10-K, our actuaries introduced a second reserving model at the end of 2008 to improve the accuracy of estimates of commercial umbrella liability loss reserves, which are a component of our commercial casualty reserves. Further work on these models led to a change in the weighting accorded to each model’s estimate for deriving actuarial best estimates in 2009. If this change had been in place at the time year-end 2008 reserves were established, commercial casualty reserves at year-end 2008 would have been approximately $19 million lower. Accordingly, 2009 favorable reserve development would have been reduced by a like amount.

•
Flat paid loss trends – Two of our commercial casualty coverages exhibited flat paid loss trends in 2009, which differed from our expectations. Trends in paid losses on a calendar-year basis for medical malpractice and non-discounted premises/operations coverages were essentially flat in 2009, while year-end 2008 reserve estimates reflected upward trends of over 8 percent for these coverages. Had our actuaries reflected these flat trends in paid losses in their reserve estimates a year ago, commercial casualty reserves at year-end 2008 would have been reduced by $22 million, and favorable reserve development in 2009 would have been similarly lower.

•
Moderation in trend selections – Various commercial casualty coverages that we write have reflected moderating loss cost trends over periods of one or more years. A number of factors seem to have played a role, including sluggish economic activity, favorable court decisions, policy form restrictions, medical malpractice tort reform and claims department initiatives. Accordingly, it is not wholly clear whether these moderating loss cost trends represent short-term or longer-term changes, and our actuaries have responded cautiously to these changes, electing to recognize improvements in trends used for estimating reserves in a progressive, incremental fashion. If the resulting, revised trends had been used to estimate year-end 2008 reserves, those reserves and 2009 favorable reserve development would have been $31 million lower.

•
Unusual deviations from predictions of reserving methods and models – Similar to 2008, commercial multi-peril liability coverages made a major contribution to favorable reserve development again in 2009, because both paid loss and reported loss emergence deviated favorably from projections. Projected to rise more than $5 million in 2009, calendar year paid losses on these coverages, excluding asbestos and environmental claims, fell by $22 million instead. Reported losses for accident years 2005 and 2008 also developed more favorably than expected, while reported loss development related to other accident years aligned closely with expectations. If our actuaries had been able to take this information into account when estimating year-end 2008 reserves, their estimates would have been $59 million lower, as would 2009 favorable reserve development.

•
Workers’ compensation reserve strengthening – Additions to workers’ compensation IBNR reserves on accident years prior to 2009 lowered commercial lines favorable reserve development by $48 million. A reserving model adjustment necessitated by increasingly large deviations between expected and actual paid loss emergence prompted the additions to IBNR reserves.  To account for the increasingly large deviations, our actuaries partially shifted the attribution of recent accident years’ paid loss growth from exposure growth to loss cost inflation in their workers’ compensation reserving models. This adjustment produced a significantly higher estimate of loss cost inflation, which raised reserve estimates for all active accident years, not just the recent accident years for which paid loss growth had been previously misinterpreted. The reserving models resulting from this adjustment would have increased the year-end 2008 reserve estimate for workers’ compensation by approximately $61 million had they been available at the time the estimate was derived. In such an event, 2009 favorable reserve development would have increased by a comparable amount.

•
Refinement in commercial/personal umbrella liability IBNR Reserve Allocation – A 2009 study indicated that personal umbrella coverages had been allocated too large a portion of the total IBNR reserve for all umbrella coverages. As a result, $7 million of personal umbrella IBNR reserves was shifted to commercial umbrella, partially offsetting the favorable reserve development detailed in the first four points above.

The above points cover drivers of commercial casualty and workers’ compensation reserve development in 2009 attributable to unusual deviations from expectations and changes in methods, models, and procedures. An examination of factors contributing to the remaining $41 million of commercial lines favorable reserve development, not accounted for by the commercial casualty and workers’ compensation lines, did not turn up any abnormal or unexpected variations. As noted in Critical Accounting Estimates, Key Assumptions - Loss Reserving, Page 40, our models predict that actual loss and loss expense emergence will differ from projections, and we do not attempt to monitor or identify such normal variations.

Personal Lines Insurance Segment Reserves

For the business lines in the personal lines insurance segment, the following table shows the breakout of gross reserves among case, IBNR and loss expense reserves. Total gross reserves were down from year-end 2008 due to favorable reserve development and the decline in premiums and exposures for this segment, as we discussed in Personal Lines Insurance Results of Operations, Page 57.

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(Dollars in millions)	reserves	reserves	reserves	reserves	of total
At December 31, 2009
Personal auto	$130	$(4)	$28	$154	44.2%
Homeowners	56	26	17	99	28.4
Other personal	45	42	9	96	27.4
Total	$231	$64	$54	$349	100.0%
At December 31, 2008
Personal auto	$141	$(3)	$28	$166	43.5%
Homeowners	67	17	15	99	26.0
Other personal	53	52	11	116	30.5
Total	$261	$66	$54	$381	100.0%

The following table shows net reserve changes at year-end 2009, 2008 and 2007 by personal line of business and accident year:

	Personal		Other
(In millions)	auto	Homeowner	personal	Totals
As of December 31, 2009
2008 accident year	$(3)	$(2)	$(17)	$(22)
2007 accident year	(3)	3	(12)	(12)
2006 accident year	(1)	0	(10)	(11)
2005 accident year	1	0	(1)	0
2004 accident year	0	0	5	5
2003 accident year	0	(1)	2	1
2002 and prior accident years	0	0	(1)	(1)
Deficiency/(redundancy)	$(6)	$0	$(34)	$(40)

Reserves estimated as of December 31, 2008	$165	$82	$106	$353
Reserves re-estimated as of December 31, 2009	159	82	72	313
Deficiency/(redundancy)	$(6)	$0	$(34)	$(40)

As of December 31, 2008
2007 accident year	$11	$(1)	$(8)	$2
2006 accident year	(4)	(3)	(5)	(12)
2005 accident year	(9)	(1)	(8)	(18)
2004 accident year	(5)	(2)	(3)	(10)
2003 accident year	(3)	(1)	(4)	(8)
2002 accident year	(1)	0	(1)	(2)
2001 and prior accident years	(1)	0	(1)	(2)
Deficiency/(redundancy)	$(12)	$(8)	$(30)	$(50)

Reserves estimated as of December 31, 2007	$189	$77	$107	$373
Reserves re-estimated as of December 31, 2008	177	69	77	323
Deficiency/(redundancy)	$(12)	$(8)	$(30)	$(50)

As of December 31, 2007
2006 accident year	$3	$(7)	$(11)	$(15)
2005 accident year	5	0	(5)	0
2004 accident year	(2)	(3)	(10)	(15)
2003 accident year	(3)	(1)	(1)	(5)
2002 accident year	(1)	0	(4)	(5)
2001 accident year	0	0	(1)	(1)
2000 and prior accident years	0	1	(1)	0
Deficiency/(redundancy)	$2	$(10)	$(33)	$(41)

Reserves estimated as of December 31, 2006	$206	$104	$118	$428
Reserves re-estimated as of December 31, 2007	208	94	85	387
Deficiency/(redundancy)	$2	$(10)	$(33)	$(41)

Favorable development for personal lines segment reserves illustrates the potential for revisions inherent in estimating reserves. Several atypical factors discussed in Commercial Lines Insurance Segment Reserves, Page 75, that contributed to commercial lines segment reserve development in 2009 also contributed to personal lines favorable reserve development.

In consideration of the data’s credibility, we analyze commercial and personal umbrella liability reserves together and then allocate the derived total reserve estimate to the commercial and personal coverages. Consequently, all of the umbrella factors that contributed to commercial lines reserve development also contributed to personal lines reserve development through the other personal line, of which personal umbrella coverages are a part. Specifically, refinements in the use of umbrella reserving models, revisions to umbrella trend selections, and refinements in the umbrella reserve allocation all contributed favorably to other personal reserve development in 2009. If our actuaries had reflected all of this information and these related changes in their year-end 2008 reserve estimates, other personal reserves carried at year-end 2008 would have been $19 million lower. Accordingly, favorable reserve development in 2009 for the other personal line and the personal lines segment would have been lower by a like amount.

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

Our estimates of gross life, annuity and disability obligations do not reflect net recoveries from reinsurance agreements. Ceded life reinsurance receivables were $213 million at year-end 2009. As discussed in

2010 Reinsurance Programs, Page 79, we purchase reinsurance to mitigate our life insurance risk exposure. At year-end 2009, ceded death benefits represented approximately 49.0 percent of our total policy face amounts in force.

These estimated cash outflows are undiscounted with respect to interest. As a result, the sum of the cash outflows for all years of $3.502 billion (total of life insurance obligations) exceeds the liabilities recorded in life policy reserves and separate accounts for future policy benefits and claims of $2.399 billion (total of life insurance policy reserves and separate account policy reserves). Separate account policy reserves make up all but $2 million of separate accounts liabilities.

We have made significant assumptions to determine the estimated undiscounted cash flows of these policies and contracts that include mortality, morbidity, future lapse rates and interest crediting rates. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.

Life Insurance Reserves

Gross life policy reserves were $1.783 billion at year-end 2009, compared with $1.551 billion at year-end 2008. We establish reserves for traditional life insurance policies based on expected expenses, mortality, morbidity, withdrawal rates and investment yields, including a provision for uncertainty. Once these assumptions are established, they generally are maintained throughout the lives of the contracts. We use both our own experience and industry experience adjusted for historical trends in arriving at our assumptions for expected mortality, morbidity and withdrawal rates. We use our own experience and historical trends for setting our assumptions for expected expenses. We base our assumptions for expected investment income on our own experience adjusted for current economic conditions.

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

2010 Reinsurance Programs

A single large loss or an unexpected rise in claims severity or frequency due to a catastrophic event could present us with a liquidity risk. In an effort to control such losses, we avoid marketing property casualty insurance in specific geographic areas, monitor our exposure in certain coastal regions, review aggregate exposures to huge disasters and purchase reinsurance. We use the Risk Management Solutions (RMS) and Applied Insurance Research (AIR) models to evaluate exposures to a once-in-a-100 year and a once-in-a-250 year event to help determine appropriate reinsurance coverage programs. In conjunction with these activities, we also continue to evaluate information provided by our reinsurance broker. These various sources explore and analyze credible scientific evidence, including the impact of global climate change, which may affect our exposure under insurance policies.

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

Primary components of the 2010 property and casualty reinsurance program include:

•
Property per risk treaty – The primary purpose of the property treaty is to provide capacity up to $25 million, adequate for the majority of the risks we write. It also includes protection for extra-contractual liability coverage losses. We retain the first $5 million of each loss. Losses between $5 million and $25 million are reinsured at 100 percent. The ceded premium is estimated at $36 million for 2010, compared with $35 million in 2009 and $37 million in 2008.

•
Casualty per occurrence treaty – The casualty treaty provides capacity up to $25 million. Similar to the property treaty, it provides sufficient capacity to cover the vast majority of casualty accounts we insure and also includes protection for extra-contractual liability coverage losses. We retain the first $6 million of each loss. Losses between $6 million and $25 million are reinsured at 100 percent. The ceded premium is estimated at $38 million in 2010, compared with $38 million in 2009 and $43 million in 2008.

•
Casualty excess treaties – We purchase a casualty reinsurance treaty that provides an additional $25 million in protection for certain casualty losses. This treaty, along with the casualty per occurrence treaty, provides a total of $50 million of protection for workers’ compensation, extra-contractual liability coverage and clash coverage losses, which would apply when a single occurrence involves multiple policyholders of The Cincinnati Insurance Companies or multiple coverages for one insured. The ceded premium is estimated at $2 million in 2010, similar to the premium we paid in 2009.

We purchase a second casualty excess treaty, which provides an additional $20 million in casualty loss coverage. This treaty also provides catastrophic coverage for workers’ compensation and extra-contractual liability coverage losses. The ceded premium is estimated at $1 million for 2010, similar to the premium we paid in 2009.

•
Property catastrophe treaty – To protect against catastrophic events such as wind and hail, hurricanes or earthquakes, we purchase property catastrophe reinsurance with a limit up to $500 million. For the 2010 treaty, ceded premiums are estimated at $49 million, similar to the $50 million in 2009 and $41 million in 2008. We retain the first $45 million of any loss and varying shares of losses up to $500 million:

o	34 percent of losses between $45 million and $70 million

o	11 percent of losses between $70 million and $105 million

o	10 percent of losses between $105 million and $200 million

o	18 percent of losses between $200 million and $300 million

o	10 percent of losses between $300 million and $400 million

o	9 percent of losses between $400 million and $500 million

After reinsurance, our maximum exposure to a catastrophic event that caused $500 million in covered losses would be $104 million compared with $118 million in 2009. The largest catastrophe loss in our history was Hurricane Ike in September 2008, which was estimated to be $145 million before reinsurance at December 31, 2009. The treaty contains one reinstatement provision.

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

Terrorism coverage at various levels has been secured in most of our reinsurance agreements. The broadest coverage for this peril is found in the property and casualty working treaties, which provide coverage for commercial and personal risks. Our property catastrophe treaty provides coverage for personal risks, and coverage for commercial risks with total insured values of $10 million or less. For insured values between $10 million and $25 million, there also may be coverage in the property working treaty.

A form of reinsurance is also provided through The Terrorism Risk Insurance Act of 2002 (TRIA). TRIA was originally signed into law on November 26, 2002, and extended on December 22, 2005, in a revised form, and extended again on December 26, 2007. TRIA provides a temporary federal backstop for losses related to the writing of the terrorism peril in property casualty insurance policies. TRIA now is scheduled to expire December 31, 2014. Under regulations promulgated under this statute, insurers are required to offer terrorism coverage for certain lines of property casualty insurance, including property, commercial multi-peril, fire, ocean marine, inland marine, liability, aircraft and workers’ compensation. In the event of a terrorism event defined by TRIA, the federal government would reimburse terrorism claim payments subject to the insurer’s deductible. The deductible is calculated as a percentage of subject written premiums for the preceding calendar year. Our deductible in 2009 was $383 million (20 percent of 2008 subject premiums), and we estimate it is $369 million (20 percent of 2009 subject premiums) in 2010.

Reinsurance protection for the company’s surety business is covered under separate treaties with many of the same reinsurers that write the property casualty working treaties.

The Cincinnati Specialty Underwriters Insurance Company, which began issuing insurance policies in 2008, has separate property and casualty reinsurance treaties for 2010 through Swiss Reinsurance America Corporation. Primary components of the treaties include:

•
Property per risk treaty – The property treaty provides limits up to $5 million, which is adequate capacity for the risk profile we insure. We retain the first $1 million of any policy loss. Losses between $1 million and $5 million are reinsured at 100 percent.

•
Casualty treaties – The casualty treaties are written on a quota share basis and provide limits up to $5 million, which is adequate capacity for the risk profile we insure. The maximum exposure for any one casualty loss is $1 million.

•
Basket retention – The Cincinnati Specialty Underwriters Insurance Company has purchased this coverage to limit our retention to $1 million in the event that the same occurrence results in both a property and a casualty loss.

•
Property catastrophe treaty – As a subsidiary of The Cincinnati Insurance Company, The Cincinnati Specialty Underwriters Insurance Company has been added as a named insured under our corporate property catastrophe treaty. All terms and conditions of this treaty apply to policies underwritten by The Cincinnati Specialty Underwriters Insurance Company.

For property or casualty risks with limits exceeding $5 million, underwriters place facultative reinsurance coverage on an individual certificate basis. The combined property and casualty treaty provides protection on a participating basis for extra contractual obligations, as well as exposure to losses in excess of policy limits. The limit is $5 million for both property and casualty.

Cincinnati Life, our life insurance subsidiary, purchases reinsurance under separate treaties with many of the same reinsurers that write the property casualty working treaties. In 2005, we modified our reinsurance protection for our term life insurance business due to changes in the marketplace that affected the cost and availability of reinsurance for term life insurance. We are retaining no more than a $500,000 exposure, ceding the balance using excess over retention mortality coverage, and retaining the policy reserve. Retaining the policy reserve has no direct impact on GAAP results. However, because of the conservative nature of statutory reserving principles, retaining the policy reserve unduly depresses our statutory earnings and requires a large commitment of our capital. We also have catastrophe reinsurance coverage on our life insurance operations that reimburses us for covered net losses in excess of $9 million. Our recovery is capped at $75 million for losses involving our associates. For term life insurance business written prior to 2005, we retain 10 percent to 25 percent of each term policy, not to exceed $500,000, ceding the balance of mortality risk and policy reserve.

Safe Harbor Statement

This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in Item 1A, Risk Factors, Page 23. Although we often review or update our forward-looking statements when events warrant, we caution our readers that we undertake no obligation to do so.

Factors that could cause or contribute to such differences include, but are not limited to:

•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes

•	Increased frequency and/or severity of claims

•	Inadequate estimates or assumptions used for critical accounting estimates

•	Recession or other economic conditions resulting in lower demand for insurance products or increased payment delinquencies

•	Delays in adoption and implementation of underwriting and pricing methods that could increase our pricing accuracy, underwriting profit and competitiveness

•	Inability to defer policy acquisition costs for any business segment if pricing and loss trends would lead management to conclude that segment could not achieve sustainable profitability

•	Declines in overall stock market values negatively affecting the company’s equity portfolio and book value

•	Events, such as the credit crisis, followed by prolonged periods of economic instability or recession, that lead to:

o	Significant or prolonged decline in the value of a particular security or group of securities and impairment of the asset(s)

o	Significant decline in investment income due to reduced or eliminated dividend payouts from a particular security or group of securities

o	Significant rise in losses from surety and director and officer policies written for financial institutions

•
Prolonged low interest rate environment or other factors that limit the company’s ability to generate growth in investment income or interest rate fluctuations that result in declining values of fixed-maturity investments, including declines in accounts in which we hold bank-owned life insurance contract assets

•	Increased competition that could result in a significant reduction in the company’s premium volume

•	Changing consumer insurance-buying habits and consolidation of independent insurance agencies that could alter our competitive advantages

•	Inability to obtain adequate reinsurance on acceptable terms, amount of reinsurance purchased, financial strength of reinsurers and the potential for non-payment or delay in payment by reinsurers

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

•	Events, such as an epidemic, natural catastrophe or terrorism, that could hamper our ability to assemble our workforce at our headquarters location

•	Difficulties with technology or data security breaches could negatively affect our ability to conduct business and our relationships with agents, policyholders and others

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

Introduction

Market risk is the potential for a decrease in securities value resulting from broad yet uncontrollable forces such as: inflation, economic growth, interest rates, world political conditions or other widespread unpredictable events. It is comprised of many individual risks that, when combined, create a macroeconomic impact. The company accepts and manages risks in the investment portfolio as part of the means of achieving portfolio objectives. Some of the risks are:

•	Political – the potential for a decrease in value due to the real or perceived impact of governmental policies or conditions

•	Regulatory – the potential for a decrease in value due to the impact of legislative proposals or changes in laws or regulations

•	Economic – the potential for a decrease in value due to changes in general economic factors (recession, inflation, deflation, etc.)

•	Revaluation – the potential for a decrease in value due to a change in relative value (change in market multiple) of the market brought on by general economic factors

•	Interest-rate – the potential for a decrease in value of a security or portfolio due to its sensitivity to changes (increases or decreases) in the general level of interest rates

•	Company-specific risk – the potential for a particular issuer to experience a decline in value due to the impact of sector or market risk on the holding or because of issues specific to the firm

•	Fraud – the potential for a negative impact on an issuer’s performance due to actual or alleged illegal or improper activity of individuals it employs

•	Credit – the potential for deterioration in an issuer’s financial profile due to specific company issues, problems it faces in the course of its operations or industry-related issues

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

Sector risk is the potential for a negative impact on a particular industry due to its sensitivity to factors that make up market risk. Market risk affects general supply/demand factors for an industry and affects companies within that industry to varying degrees.

Risks associated with the five asset classes described in Item 1, Investments Segment, Page 18, can be summarized as follows (H – high, A – average, L – low):

	Taxable fixed maturities	Tax-exempt fixed maturities	Common equities	Preferred equities	Short-term investments
Political	A	H	A	A	L
Regulatory	A	A	A	A	L
Economic	A	A	H	A	L
Revaluation	A	A	H	A	L
Interest rate	H	H	A	H	L
Fraud	A	L	A	A	L
Credit	A	L	A	A	L
Default	A	L	A	A	L

Fixed-Maturity Investments

For investment-grade corporate bonds, the inverse relationship between interest rates and bond prices leads to falling bond values during periods of increasing interest rates. We address this risk by attempting to construct a generally laddered maturity schedule that allows us to reinvest cash flows at prevailing rates. Although the potential for a worsening financial condition, and ultimately default, does exist with investment-grade corporate bonds, we address this risk by performing credit analysis and monitoring as well as maintaining a diverse portfolio of holdings.

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

The final, less significant risk is our exposure to credit risk for a portion of the tax-exempt portfolio that has support from corporate entities. Examples are bonds insured by corporate bond insurers or bonds with interest payments made by a corporate entity through a municipal conduit/authority. Our decisions regarding these investments primarily consider the underlying municipal situation. The existence of third-party insurance is intended to reduce risk in the event of default. In circumstances in which the municipality is unable to meet its obligations, risk would be increased if the insuring entity were experiencing financial duress. Because of our diverse exposure and selection of higher-rated entities with strong financial profiles, we do not believe this is a material concern as we discuss in Item 1, Investments Segment, Page 18.

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

The table below summarizes the effect of hypothetical changes in interest rates on the fixed-maturity portfolio:

	Interest Rate Shift in Basis Points
(In millions)	-200	-100	0	100	200
At December 31, 2009	$8,705	$8,279	$7,855	$7,428	$7,024

At December 31, 2008	$6,467	$6,143	$5,827	$5,506	$5,202

The effective duration of the fixed maturity portfolio was 5.3 years at year-end 2009, compared with 5.4 years at year-end 2008. A 100 basis point movement in interest rates would result in an approximately 5.3 percent change in the fair value of the fixed maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

In the dynamic financial planning model, the selected interest rate change of 100 to 200 basis points represents our views of a shift in rates that is quite possible over a one-year period. The rates modeled should not be considered a prediction of future events as interest rates may be much more volatile in the future. The analysis is not intended to provide a precise forecast of the effect of changes in rates on our results or financial condition, nor does it take into account any actions that we might take to reduce exposure to such risks.

Short-Term Investments

Our short-term investments consist primarily of commercial paper, demand notes or bonds purchased within one year of maturity. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as taxes. At year-end 2009, short-term investments included $5 million that was frozen in The Reserve’s Primary Fund. This amount was received in early 2010.

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

Our equity holdings represented $2.701 billion in fair value and accounted for approximately 66.8 percent of the unrealized appreciation of the entire portfolio at year-end 2009. See Item 1, Investments Segment, Page 18, for additional details on our holdings.

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

Application Of Asset Impairment Policy

As discussed in Item 7, Critical Accounting Estimates, Asset Impairment, Page 42, our fixed-maturity and equity investment portfolios are evaluated differently for other-than-temporary impairments. The company’s asset impairment committee monitors a number of significant factors for indications that the value of investments trading below the carrying amount may not be recoverable. The application of our impairment policy resulted in other-than-temporary impairment charges that reduced our income before income taxes by $131 million in 2009, $510 million in 2008 and $16 million in 2007. Impairments are discussed in Item 7, Investment Results of Operations, Page 64.

We expect the number of securities trading below 100 percent of book value to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, book values for some securities have been revised due to impairment charges recognized in prior periods. At year-end 2009, 355 of the 2,505 securities we owned were trading below 100 percent of book value compared with 944 of the 2,233 securities we owned at year-end 2008 and 373 of the 2,053 securities we owned at year-end 2007.

The 355 holdings trading below book value at year-end 2009 represented 16.8 percent of invested assets and $84 million in unrealized losses.

•
311 of these holdings were trading between 90 percent and 100 percent of book value. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 311 securities was $1.613 billion at year-end 2009, and they accounted for $51 million in unrealized losses.

•
35 of these holdings were trading between 70 percent and 90 percent of book value. The fair value of these holdings was $168 million, and they accounted for $30 million in unrealized losses. These securities, which are being closely monitored, have been affected by a combination of factors including wider credit spreads driven primarily by the distress in the mortgage market, slumping real estate valuations, the effects of a slowing economy and the effects of higher interest rates on longer duration instruments. The majority of these securities are in the financial-related sectors.

•
9 securities, all fixed-maturity, were trading below 70 percent of book value at year-end 2009. The fair value of these holdings was $5 million, and they accounted for $3 million in unrealized losses. The real estate sector accounted for 63 percent and the financial sector for 37 percent of the unrealized losses. The issuers of these debt instruments are current on contractual payments and we believe that future contractual amounts are likely to be paid.

The following table summarizes the length of time securities in the investment portfolio have been in a continuous unrealized gain or loss position.

(In millions)	Less than 12 months		12 months or more		Total
At December 31,	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
2009
Fixed maturities:
States, municipalities and political subdivisions	$196	$4	$29	$2	$225	$6
Government-sponsored enterprises	347	7	-	-	347	7
Short-term investments	1	-	-	-	1	-
Collateralized mortgage obligations	-	-	27	6	27	6
Corporate bonds	397	19	309	17	706	36
Total	941	30	365	25	1,306	55
Equity securities	65	3	415	26	480	29
Total	$1,006	$33	$780	$51	$1,786	$84

At December 31,
2008
Fixed maturities:
States, municipalities and political subdivisions	$592	$26	$94	$5	$686	$31
Convertibles and bonds with warrants attached	195	15	38	5	233	20
Government-sponsored enterprises	141	2	-	-	141	2
All other corporate bonds and short-term investments	1,367	215	254	68	1,621	283
Total	2,295	258	386	78	2,681	336
Equity securities	820	219	79	41	899	260
Total	$3,115	$477	$465	$119	$3,580	$596

The following table summarizes the investment portfolio:

(Dollars in millions)	Number of issues	Book value	Fair value	Gross unrealized gain/loss	Gross investment income
At December 31, 2009
Taxable fixed maturities:
Trading below 70% of book value	9	$8	$5	$(3)	$1
Trading at 70% to less than 100% of book value	257	1,213	1,165	(48)	55
Trading at 100% and above of book value	849	3,423	3,693	270	204
Securities sold in current year	0	0	0	0	19
Total	1,115	4,644	4,863	219	279

Tax-exempt fixed maturities:
Trading below 70% of book value	0	0	0	0	0
Trading at 70% to less than 100% of book value	76	139	135	(4)	6
Trading at 100% and above of book value	1,236	2,731	2,857	126	118
Securities sold in current year	0	0	0	0	2
Total	1,312	2,870	2,992	122	126

Common equities:
Trading below 70% of book value	0	0	0	0	0
Trading at 70% to less than 100% of book value	7	477	452	(25)	16
Trading at 100% and above of book value	43	1,464	2,156	692	65
Securities sold in current year	0	0	0	0	9
Total	50	1,941	2,608	667	90

Preferred equities:
Trading below 70% of book value	0	0	0	0	0
Trading at 70% to less than 100% of book value	5	32	28	(4)	2
Trading at 100% and above of book value	20	43	65	22	4
Securities sold in current year	0	0	0	0	1
Total	25	75	93	18	7

Short-term investments:
Trading below 70% of book value	0	0	0	0	0
Trading at 70% to less than 100% of book value	1	1	1	0	0
Trading at 100% and above of book value	2	5	5	0	0
Securities sold in current year	0	0	0	0	0
Total	3	6	6	0	0

Portfolio summary:
Trading below 70% of book value	9	8	5	(3)	1
Trading at 70% to less than 100% of book value	346	1,862	1,781	(81)	79
Trading at 100% and above of book value	2,150	7,666	8,776	1,110	391
Investment income on securities sold in current year	0	0	0	0	31
Total	2,505	$9,536	$10,562	$1,026	$502

At December 31, 2008
Portfolio summary:
Trading below 70% of book value	83	$528	$322	$(206)	$25
Trading at 70% to less than 100% of book value	861	3,648	3,258	(390)	176
Trading at 100% and above of book value	1,279	4,043	5,227	1,184	290
Investment income on securities sold in current year	0	0	0	0	39
Total	2,223	$8,219	$8,807	$588	$530

Item 8.	Financial Statements and Supplementary Data

Responsibility For Financial Statements

We have prepared the consolidated financial statements of Cincinnati Financial Corporation and our subsidiaries for the year ended December 31, 2009, in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

The audit committee meets periodically with management, our independent registered public accounting firm and our internal auditors to discuss how each is handling responsibilities. The audit committee reports its findings to the board of directors. The audit committee recommends to the board the annual appointment of the independent registered public accounting firm. The audit committee reviews with this firm the scope of the audit assignment and the adequacy of internal controls and procedures.

Deloitte & Touche LLP, our independent registered public accounting firm, audited the consolidated financial statements of Cincinnati Financial Corporation and subsidiaries for the year ended December 31, 2009. Its report is on Page 89. Deloitte’s auditors met with our audit committee to discuss the results of their examination. They have the opportunity to discuss the adequacy of internal controls and the quality of financial reporting without management present.

Management’s Annual Report On Internal Control Over Financial Reporting

The management of Cincinnati Financial Corporation and its subsidiaries is responsible for establishing and maintaining adequate internal controls, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). The company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the directors of the company; and

•
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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment was based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the company maintained effective internal control over financial reporting as of December 31, 2009. The assessment led management to conclude that, as of December 31, 2009, the company’s internal control over financial reporting was effective based on those criteria.

The company’s independent registered public accounting firm has issued an audit report on our internal control over financial reporting as of December 31, 2009. This report appears on Page 89.

/S/ Kenneth W. Stecher
Kenneth W. Stecher
President and Chief Executive Officer

/S/ Steven J. Johnston
Steven J. Johnston, FCAS, MAAA, CFA
Chief Financial Officer, Senior Vice President, Secretary and Treasurer

February 26, 2010

Report Of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Cincinnati Financial Corporation

Fairfield, Ohio

We have audited the accompanying consolidated balance sheets of Cincinnati Financial Corporation and subsidiaries (the company) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15(c). We also have audited the company’s internal control over financial reporting as of December 31, 2009, based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the company changed its method of accounting for the recognition and presentation of other-than-temporary impairments in 2009.

/S/ Deloitte & Touche LLP
Cincinnati, Ohio
February 26, 2010

Cincinnati Financial Corporation And Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
(In millions except per share data)	2009	2008
ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2009—$7,514; 2008—$6,058)	$7,855	$5,827
Equity securities, at fair value (cost: 2009—$2,016; 2008—$2,077)	2,701	2,896
Short-term investments, at fair value (amortized cost: 2009—$6; 2008—$84)	6	84
Other invested assets	81	83
Total investments	10,643	8,890

Cash and cash equivalents	557	1,009
Investment income receivable	118	98
Finance receivable	75	71
Premiums receivable	995	1,059
Reinsurance receivable	675	759
Prepaid reinsurance premiums	15	15
Deferred policy acquisition costs	481	509
Deferred income tax	-	126
Land, building and equipment, net, for company use (accumulated depreciation: 2009—$335; 2008—$297)	251	236
Other assets	45	49
Separate accounts	585	548
Total assets	$14,440	$13,369

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$4,142	$4,086
Life policy reserves	1,783	1,551
Unearned premiums	1,509	1,544
Other liabilities	670	618
Deferred income tax	152	-
Note payable	49	49
6.125% senior notes due 2034	371	371
6.9% senior debentures due 2028	28	28
6.92% senior debentures due 2028	391	392
Separate accounts	585	548
Total liabilities	9,680	9,187

Commitments and contingent liabilities (Note 16)	—	—

SHAREHOLDERS' EQUITY
Common stock, par value—$2 per share; (authorized: 2009—500 million shares, 2008—500 million shares; issued: 2009—196 million shares, 2008—196 million shares)	393	393
Paid-in capital	1,081	1,069
Retained earnings	3,862	3,579
Accumulated other comprehensive income	624	347
Treasury stock at cost (2009—34 million shares, 2008—34 million shares)	(1,200)	(1,206)
Total shareholders' equity	4,760	4,182
Total liabilities and shareholders' equity	$14,440	$13,369

Accompanying notes are an integral part of these consolidated financial statements.

Cincinnati Financial Corporation And Subsidiaries

Consolidated Statements Of Income

	Years ended December 31,
(In millions except per share data)	2009	2008	2007
REVENUES
Earned premiums
Property casualty	$2,911	$3,010	$3,125
Life	143	126	125
Investment income, net of expenses	501	537	608
Other income	12	13	19
Realized investment gains (losses), net
Other-than-temporary impairments on fixed maturity securities	(62)	(163)	(14)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	-	-	-
Other realized investment gains, net	398	301	396
Total realized investment gains (losses), net	336	138	382
Total revenues	3,903	3,824	4,259

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	2,242	2,193	1,963
Underwriting, acquisition and insurance expenses	1,004	1,016	1,039
Other operating expenses	20	22	13
Interest expense	55	53	52
Total benefits and expenses	3,321	3,284	3,067

INCOME BEFORE INCOME TAXES	582	540	1,192

PROVISION (BENEFIT) FOR INCOME TAXES
Current	79	238	325
Deferred	71	(127)	12
Total provision for income taxes	150	111	337

NET INCOME	$432	$429	$855

PER COMMON SHARE
Net income—basic	$2.66	$2.63	$5.01
Net income—diluted	2.65	2.62	4.97

Accompanying notes are an integral part of these consolidated financial statements.

Cincinnati Financial Corporation And Subsidiaries

Consolidated Statements Of Shareholders’ Equity

	Years ended December 31,
(In millions)	2009	2008	2007
COMMON STOCK
Beginning of year	$393	$393	$391
Stock options exercised	-	-	2
End of year	393	393	393

PAID-IN CAPITAL
Beginning of year	1,069	1,049	1,015
Stock options exercised	-	4	19
Stock-based compensation	10	15	14
Other	2	1	1
End of year	1,081	1,069	1,049

RETAINED EARNINGS
Beginning of year	3,579	3,404	2,786
Cumulative effect of change in accounting for hybrid financial securities	-	-	5
Cumulative effect of change in accounting for uncertain tax positions	-	-	(1)
Adjusted beginning of year	3,579	3,404	2,790
Cumulative effect of change in accounting for other-than-temporary impairments as of April 1,2009, net of tax	106	-	-
Net income	432	429	855
Dividends declared	(255)	(254)	(241)
End of year	3,862	3,579	3,404

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	347	2,151	3,379
Cumulative effect of change in accounting for hybrid financial securities	-	-	(5)
Adjusted beginning of year	347	2,151	3,374
Cumulative effect of change in accounting for other-than-temporary impairments as of April 1, 2009, net of tax	(106)	-	-
Other comprehensive income (loss), net	383	(1,804)	(1,223)
End of year	624	347	2,151

TREASURY STOCK
Beginning of year	(1,206)	(1,068)	(763)
Purchased	-	(139)	(306)
Reissued	6	1	1
End of year	(1,200)	(1,206)	(1,068)
Total shareholders' equity	$4,760	$4,182	$5,929

COMMON STOCK - NUMBER OF SHARES OUTSTANDING
Beginning of year	162	166	173
Purchase of treasury shares	-	(4)	(7)
Reissuance of treasury shares	-	-	-
End of year	162	162	166

COMPREHENSIVE INCOME
Net income	$432	$429	$855
Other comprehensive income (loss), net	383	(1,804)	(1,223)
Pension obligations	-	-	-
Total comprehensive income (loss)	$815	$(1,375)	$(368)

Accompanying notes are an integral part of these consolidated financial statements.

Cincinnati Financial Corporation And Subsidiaries

Consolidated Statements Of Cash Flows

	Years ended December 31,
(In millions)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$432	$429	$855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	38	32	36
Realized gains on investments	(336)	(138)	(382)
Stock-based compensation	10	15	14
Interest credited to contract holders	43	34	36
Deferred income tax	71	(127)	12
Changes in:
Investment income receivable	(20)	26	(3)
Premiums and reinsurance receivable	148	43	(50)
Deferred policy acquisition costs	(12)	(17)	(8)
Other assets	10	5	(4)
Loss and loss expense reserves	56	119	71
Life policy reserves	110	67	101
Unearned premiums	(35)	(20)	(15)
Other liabilities	5	(25)	64
Current income tax receivable/payable	5	41	(22)
Net cash provided by operating activities	525	484	705
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	187	167	321
Call or maturity of fixed maturities	659	1,029	520
Sale of equity securities	1,247	2,052	812
Collection of finance receivables	30	36	37
Purchase of fixed maturities	(2,135)	(1,695)	(924)
Purchase of equity securities	(796)	(771)	(769)
Change in short-term investments, net	78	20	(5)
Investment in buildings and equipment, net	(42)	(36)	(70)
Investment in finance receivables	(34)	(17)	(23)
Change in other invested assets, net	(9)	(17)	(1)
Change in securities lending collateral invested	-	741	(760)
Net cash provided by (used in) investing activities	(815)	1,509	(862)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(249)	(250)	(240)
Purchase of treasury shares	-	(139)	(307)
Change in notes payable	-	(20)	20
Proceeds from stock options exercised	-	4	19
Contract holders' funds deposited	162	25	12
Contract holders' funds withdrawn	(66)	(66)	(79)
Change in securities lending payable	-	(760)	760
Excess tax benefits on share-based compensation	-	-	2
Other	(9)	(4)	(6)
Net cash provided by (used in) financing activities	(162)	(1,210)	181
Net (decrease) increase in cash and cash equivalents	(452)	783	24
Cash and cash equivalents at beginning of year	1,009	226	202
Cash and cash equivalents at end of period	$557	$1,009	$226

Supplemental disclosures of cash flow information:
Interest paid (net of capitalized interest: 2009—$0; 2008—$3; 2007—$4)	$55	$53	$51
Income taxes paid	74	197	346
Non-cash activities:
Conversion of securities	$90	$25	$20
Equipment acquired under capital lease obligations	15	2	12

Accompanying notes are an integral part of these consolidated financial statements.

Notes To Consolidated Financial Statements

1.          Summary Of Significant Accounting Policies

Nature of Operations

Cincinnati Financial Corporation operates through our insurance group and two complementary subsidiary companies:

The Cincinnati Insurance Company leads our standard market property casualty insurance group that also includes two subsidiaries: The Cincinnati Casualty Company and The Cincinnati Indemnity Company. This group markets a broad range of standard market business, homeowner and auto policies. The group provides quality customer service to our select group of 1,180 independent insurance agencies with 1,463 reporting locations across 37 states. Other subsidiaries of The Cincinnati Insurance Company include The Cincinnati Life Insurance Company, which markets life and disability income insurance and annuities, and The Cincinnati Specialty Underwriters Insurance Company, which began offering excess and surplus lines insurance products in 2008.

The two complementary subsidiaries are CSU Producer Resources Inc., which offers insurance brokerage services to our independent agencies so their clients can access our excess and surplus lines insurance products, and CFC Investment Company (CFC-I), which offers commercial leasing and financing services to our agents, their clients and other customers.

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

Earnings per Share

Net income per common share is based on the weighted average number of common shares outstanding during each of the respective years. We calculate net income per common share (diluted) assuming the exercise of stock-based awards. We have adjusted shares and earnings per share to reflect all stock splits and dividends prior to December 31, 2009.

Share-Based Compensation

We grant qualified and non-qualified share-based compensation under authorized plans. The stock options vest ratably over three years following the date of grant and are exercisable over 10-year periods. In 2008, the committee approved a mix of stock options and restricted stock units for stock-based awards. Stock options granted had similar terms but generally were awarded for fewer shares compared with previous years to accommodate new awards of service-based and performance-based restricted stock units.

Employee Benefit Pension Plan

We sponsor a defined benefit pension plan that was modified during 2008. We froze entry into the pension plan, and only participants 40 years of age or older could elect to remain in the plan. Our pension expense is based on certain actuarial assumptions and also is composed of several components that are determined using the projected unit credit actuarial cost method. Refer to Note 13, Employee Retirement Benefits, Page 109 for more information regarding our defined benefit pension plan.

Property Casualty Insurance

Property casualty written premiums are deferred and recorded as earned premiums on a pro rata basis over the terms of the policies. We record as unearned premiums the portion of written premiums that applies to unexpired policy terms. The expenses associated with issuing insurance policies – primarily commissions, premium taxes and underwriting costs – are deferred and amortized over the terms of the policies. Our standard market insurance operations consist of two segments, commercial lines and personal lines. We assess recoverability of deferred acquisition costs at the segment level, consistent with the ways we acquire, service and manage insurance and measure profitability. We also have deferred acquisition costs in our surplus lines operation, which is reported in Other. We analyze our acquisition cost assumptions periodically to reflect actual experience; we evaluate our deferred acquisition cost for recoverability; and we regularly conduct reviews for potential premium deficiencies.

A premium deficiency is recorded when the sum of expected loss and loss adjustment expenses, expected policyholder dividends, unamortized acquisition costs and maintenance costs exceeds the total of unearned premiums and anticipated investment income. A premium deficiency is first recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency is greater than unamortized acquisition costs, a liability is accrued for the excess deficiency. We did not record a premium deficiency for the three years ended 2009, 2008 and 2007.

Certain property casualty policies are not booked before the effective date. An actuarial estimate is made to determine the amount of unbooked written premiums. The majority of the estimate is unearned and does not have a material impact on earned premium.

Effective in the second quarter 2009, we changed our presentation of underwriting expenses in our consolidated statements of income. We have summarized commissions, insurance operating expenses, increase in deferred acquisition costs and taxes, licenses and fees to a single caption, “Underwriting, acquisition and insurance expenses.”

We establish reserves to cover the expected cost of claims, or losses, and our expenses related to investigating, processing and resolving claims. Although determining the appropriate amount of reserves is inherently uncertain, we base our decisions on past experience and current facts. Reserves are based on claims reported prior to the end of the year and estimates of unreported claims. We take into account the fact that we may recover some of our costs through salvage and subrogation. We regularly review and update reserves using the most current information available. Any resulting adjustments are reflected in current year insurance losses and policyholder benefits.

The consolidated property casualty companies actively write property casualty insurance through independent agencies in 37 states. Our 10 largest states generated 68.1 percent and 68.7 percent of total earned premiums in 2009 and 2008. Ohio, our largest state, accounted for 21.0 percent and 20.9 percent of total earned premiums in 2009 and 2008. Georgia, Illinois, Indiana, Michigan, North Carolina, Pennsylvania and Virginia each accounted for between 4 percent and 9 percent of total earned premiums in 2009. Our largest single agency relationship accounted for approximately 1.2 percent of the company's total earned premiums in 2009. Our largest reinsurer, Swiss Reinsurance Company, accounted for 21.5 percent of total ceded earned premiums.

Policyholder Dividends

Certain workers’ compensation policies include the possibility of a policyholder earning a return of a portion of its premium in the form of a policyholder dividend. The dividend generally is calculated by determining the profitability of a policy year along with the associated premium. We reserve for all probable future policyholder dividend payments.

Life and Health Insurance

We offer several types of life and health insurance, and we account for each according to the duration of the contract. Short-duration contracts are written to cover claims that arise during a short, fixed term of coverage. We generally have the right to change the amount of premium charged or cancel the coverage at the end of each contract term. Group life insurance is an example. We record premiums for short-duration contracts similarly to property casualty contracts.

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

We establish a liability for traditional long-duration contracts as we receive premiums. The amount of this liability is the present value of future expenses and benefits less the present value of future net premiums. Net premium is the portion of gross premium required to provide for all expenses and benefits. We estimate future expenses and benefits and net premium using assumptions for expected expenses, mortality, morbidity, withdrawal rates and investment income. We include a provision for deviation, meaning we allow for some uncertainty in making our assumptions. We establish our assumptions when the contract is issued and we generally maintain those assumptions for the life of the contract. We use both our own experience and industry experience, adjusted for historical trends, in arriving at our assumptions for expected mortality, morbidity and withdrawal rates. We use our own experience and historical trends for setting our assumption for expected expenses. We base our assumption for expected investment income on our own experience, adjusted for current economic conditions.

When we issue a traditional long-duration contract, we capitalize acquisition costs. Acquisition costs are costs that vary with, and are primarily related to, the production of new business. We then charge these deferred policy acquisition costs to expenses over the premium-paying period of the contract, and we use the same assumptions that we use when we establish the liability for the contract. We update our acquisition cost assumptions periodically to reflect actual experience, and we evaluate our deferred acquisition cost for recoverability.

Universal life contracts are long-duration contracts for which contractual provisions are not fixed, unlike whole life insurance. Universal life contracts allow policyholders to vary the amount of premium, within limits, without our consent. However, we may vary the mortality and expense charges, within limits, and the interest crediting rate used to accumulate policy values. We do not record universal life premiums as revenue. Instead we recognize as revenue the mortality charges, administration charges and surrender charges when received. Some of our universal life contracts assess administration charges in the early years of the contract that are compensation for services we will provide in the later years of the contract. These administration charges are deferred and are recognized over the period when we provide those future services.

For universal life long-duration contracts, we maintain a liability equal to the policyholder account value. There is no provision for adverse deviation. Some of our universal life policies contain no-lapse guarantee provisions. For these policies, we establish a reserve in addition to the account balance, based on expected no-lapse guarantee benefits and expected policy assessments.

When we issue a universal life long-duration contract, we capitalize acquisition costs. We then charge these capitalized costs to expenses over the term of coverage of the contract. When we charge deferred policy acquisition costs to expenses, we use assumptions based on our best estimates of long-term experience. We review and modify these assumptions on a regular basis.

Effective in the second quarter 2009, we changed our presentation of underwriting expenses in our consolidated statements of income. We have summarized commissions, insurance operating expenses, increase in deferred acquisition costs and taxes, licenses and fees to a single caption, “Underwriting, acquisition and insurance expenses.”

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

We carry the assets of separate account BOLIs at fair value. The liabilities on separate account BOLIs primarily are the contract holders’ claims to the related assets and are carried at an amount equal to the contract holders’ account value. At December 31, 2009, the current fair value of the BOLI invested assets and cash exceeded the current fair value of the contract holders’ account value by approximately $7 million. If the BOLI projected fair value were to fall below the value we guaranteed, a liability would be established by a charge to the company’s earnings.

Generally, investment income and realized investment gains and losses of the separate accounts accrue directly to the contract holder, and we do not include them in the Consolidated Statements of Income. Revenues and expenses related to separate accounts consist of contractual fees and mortality, surrender and expense risk charges. Also, each separate account BOLI includes a negotiated gain and loss sharing arrangement with the company. A percentage of each separate account’s realized gain and loss representing contract fees and assessments accrues to us and is transferred from the separate account to our general account and is recognized as revenue or expense.

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

Cash and Cash Equivalents

Cash and cash equivalents are highly liquid instruments that include liquid debt instruments with original maturities of less than three months. These are carried at cost and approximate fair value.

Investments

Our portfolio investments are primarily in publicly traded fixed-maturity, equity and short-term investments. Fixed-maturity investments (taxable bonds, tax-exempt bonds, redeemable preferred stocks and collateralized mortgage obligations) and equity investments (common and non-redeemable preferred stocks) are classified as available for sale and recorded at fair value in the consolidated financial statements. The number of fixed-maturity securities trading below 100 percent of book value can be expected to fluctuate as interest rates rise or fall. Because of our strong surplus and long-term investment horizon, our general intent is to hold fixed-maturity investments until maturity, regardless of short-term fluctuations in fair values.

On April 1, 2009, we adopted Accounting Standards Codification (ASC) 320, Recognition and Presentation of Other-Than-Temporary Impairments (OTTI). Our invested asset impairment policy states that fixed maturities the company (1) intends to sell or (2) are more likely than not will be required to sell before recovery of their amortized cost basis are deemed to be other-than-temporarily impaired. The book value of any such securities is reduced to fair value as the new cost basis, and a realized loss is recorded in the period in which it is recognized. When these two criteria are not met, and the company believes that full collection of interest and/or principal is not likely, we determine the net present value of future cash flows by using the effective interest rate implicit in the security at the date of acquisition as the discount rate and compare that amount to the amortized cost and fair value of the security. The difference between the net present value of the expected future cash flows and amortized cost of the security is considered a credit loss and recognized as a realized loss in the period in which it occurred. The difference between the fair value and the net present value of the cash flows of the security, the non-credit loss, is recognized in other comprehensive income as an unrealized loss. With the adoption of this ASC in the second quarter of 2009, we recognized a cumulative effect adjustment of $106 million, net of tax, to reclassify the non-credit component of previously recognized impairments by increasing retained earnings and reducing accumulated other comprehensive income.

ASC 320 does not allow retrospective application of the new other-than-temporary impairment model. Our Consolidated Statements of Income for the year ended December 31, 2009, are not measured on the same basis as prior period amounts and, accordingly, these amounts are not comparable.

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

Included within our other invested assets are life policy loans, venture capital fund investments and investment in real estate. Life policy loans are carried at the receivable value. We use the equity method of accounting for venture capital fund investments. The venture capital funds provide their financial statements to us and generally report investments on their balance sheets at fair value. Investment in real estate consists of one office building that is carried at cost less accumulated depreciation.

We include the non-credit portion of fixed maturities and all other unrealized gains and losses on investments, net of taxes, in shareholders’ equity as accumulated other comprehensive income. Realized gains and losses on investments are recognized in net income based on the trade date accounting method.

Investment income consists mainly of interest and dividends. We record interest on an accrual basis and record dividends at the ex-dividend date. We amortize premiums and discounts on fixed-maturity securities using the effective interest method over the expected life of the security.

Fair Value Disclosures

We account for our investment portfolio at fair value and apply fair value measurements as defined by ASC 820, Fair Value Measurements and Disclosures, to financial instruments. Fair value is applicable to ASC 320, Investments-Debt and Equity Securities, ASC 815, “Derivatives and Hedging,” and ASC 825, Financial Instruments.

We adopted the provisions of Fair Value Measurements on January 1, 2008. Fair Value Measurements defines fair value as the exit price or the amount that would be (1) received to sell an asset or (2) paid to transfer a liability in an orderly transaction between marketplace participants at the measurement date. When determining an exit price we must, whenever possible, rely upon observable market data. We primarily base fair value for investments in equity and fixed-maturity securities (including redeemable preferred stock and assets held in separate accounts) on quoted market prices or on prices from FT Interactive Data, an outside resource that supplies global securities pricing, dividend, corporate action and descriptive information to support fund pricing, securities operations, research and portfolio management. When a price is not available from these sources, as in the case of securities that are not publicly traded, we determine the fair value using various inputs including quotes from independent brokers. The fair value of investments not priced by FT Interactive Data is less than 1 percent of the fair value of our total investment portfolio.

For the purpose of ASC 825 disclosure, we estimate the fair value for liabilities of investment contracts and annuities. We also estimate the fair value for assets arising from policyholder loans on insurance contracts. These estimates are developed using discounted cash flow calculations across a wide range of economic interest rate scenarios with a provision for our own credit risk. We base fair value for long-term senior notes on the quoted market prices for such notes. We base fair value for notes payable on our year-end outstanding balance.

Derivative Financial Instruments and Hedging Activities

We account for derivative financial instruments as defined by ASC 815, Derivatives and Hedging. The hedging definitions included in ASC 815 guide our recognition of the changes in the fair value of derivative financial instruments as realized gains or losses in the consolidated statements of income or as a component of accumulated other comprehensive income in shareholder’s equity in the period for which they occur.

Securities Lending Program

During the third quarter of 2008, we terminated our securities lending program.

Lease/Finance

Our leasing subsidiary provides auto and equipment direct financing (leases and loans) to commercial and individual clients. We generally transfer ownership of the property to the client as the terms of the leases expire. Our lease contracts contain bargain purchase options. We record income over the financing term using the effective interest method.

We capitalize and amortize lease or loan origination costs over the life of the financing using the effective interest method. These costs may include, but are not limited to: finder fees, broker fees, filing fees and the cost of credit reports. We account for these leases and loans as direct financing-type leases.

Land, Building and Equipment

We record building and equipment at cost less accumulated depreciation. Certain equipment held under capital leases also is classified as property and equipment with the related lease obligations recorded as liabilities. Our depreciation is based on estimated useful lives (ranging from three years to 39½ years) using straight-line and accelerated methods. Depreciation expense was $48 million in 2009, $35 million in 2008, and $38 million in 2007. We monitor land, building and equipment for potential impairments. Potential impairments may include a significant decrease in the fair values of the assets, considerable cost overruns on projects or a change in legal factors or business climate, or other factors that indicate that the carrying amount may not be recoverable. There were no recorded land, building and equipment impairments for 2009, 2008 or 2007.

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

There are no amounts in our ASC 740 liability that would change the effective tax rate if recognized. Although no penalties currently are accrued, if incurred, they would be recognized as a component of income tax expense. Accrued interest expense is recognized as other interest expense in the consolidated statements of income.

Subsequent Events

There were no subsequent events requiring adjustment to the financial statements or disclosure.

Pending Accounting Standards

•
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 applies to all entities that are required to make disclosures about recurring or nonrecurring fair value measurements. ASU 2010-06 requires separate disclosures of the activity in the Level 3 category related to any purchases, sales, issuances and settlements on a gross basis. The effective date of the disclosures regarding level 3 category purchases, sales, issuances and settlements are for interim and annual periods ending after December 15, 2010. The portion of ASU 2010-06 that has not yet been adopted will not have a material impact on our company’s financial position, cash flows or results of operations as it focuses on additional disclosures.

Adopted Accounting Standards

•
In December 2008, the FASB issued ASC 715-20-65-2, Employers’ Disclosures about Postretirement Benefit Plan Assets. ASC 715-20-65-2 is an amendment of ASC 715-20, Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of ASC 715-10, 715-30, and 715-60. ASC 715-20-65-2 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The effective date of this ASC is the company’s fiscal year ending after December 15, 2009. We adopted this standard; however, it did not have an impact on our company’s financial position, cash flows or results of operations as it focuses on additional disclosures.

•
In April 2009, the FASB issued ASC 820-10-50, Interim Disclosures about Fair Value of Financial Instruments. ASC 820-10-50 is an amendment of ASC 825-10-50, Disclosures about Fair Value of Financial Instruments and ASC 270, Interim Financial Reporting. ASC 820-10-50 expands the fair value disclosures for all financial instruments within the scope of ASC 825-10-50 to interim reporting periods. We have adopted ASC 820-10-50, and it is effective for interim reporting periods ending after June 15, 2009. It did not have an impact on our company’s financial position, cash flows or results of operations as it focuses on additional disclosures.

•
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

•
In April 2009, the FASB issued ASC 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. ASC 820-10-65-4 is an amendment of ASC 820-10, Fair Value Measurements. ASC 820-10-65-4 applies to all assets and liabilities and provides guidance on measuring fair value when the volume and level of activity has significantly decreased and guidance on identifying transactions that are not orderly. ASC 820-10-65-4 requires interim and annual disclosures of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, that occurred during the period. We have adopted this ASC, which is effective for interim and annual reporting periods ending after June 15, 2009. It did not have a material impact on our company’s financial position, cash flows or results of operations.

•
In May 2009, the FASB issued ASC 855, Subsequent Events. ASC 855 provides guidance on the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The date through which any subsequent events have been evaluated and the basis for that date must be disclosed. ASC 855 requires that we disclose the analysis of subsequent events through the date that our Financial Statements are issued. ASC 855 also defines the circumstances under which an entity should recognize such events or transactions and the related disclosures of such events or transactions that occur after the balance sheet date. We adopted this ASC, which is effective for interim or annual financial periods ending after June 15, 2009. It did not have an impact on our company’s financial position, cash flows or results of operations.

•
In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles–a replacement of FASB Statement No. 162. ASC 105 establishes a single source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the SEC. We have adopted this ASC, which is effective for interim and annual reporting periods ending after September 15, 2009. It did not have an impact on our company’s financial position, cash flows or results of operations as it does not change authoritative guidance.

•
In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value. ASU 2009-05 is an amendment of ASC 820, Fair Value Measurements and Disclosures. ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of ASC 820, Fair Value Measurements and Disclosures. ASU 2009-05 provides guidance on measuring fair value of liabilities under circumstances in which a quoted price in an active market for the identical liability is not available. We have adopted this ASU, which is effective for the first interim or annual reporting period beginning after August 28, 2009. It did not have a material impact on our company’s financial position, cash flows or results of operations.

•
In September 2009, the FASB issued ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 provides guidance on estimating fair value of alternative investments when using the net asset value per share provided by the investment entity. We have adopted this ASU, which is effective for interim and annual periods ending after December 15, 2009, with early adoption permitted. It did not have a material impact on our company’s financial position, cash flows or results of operations.

•
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 applies to all entities that are required to make disclosures about recurring or nonrecurring fair value measurements. ASU 2010-06 provides guidance on additional disclosures on any significant transfers in and out of Level 1 and Level 2 and a description of the transfer. ASU 2010-06 also requires separate disclosures of the activity in the Level 3 category related to any purchases, sales, issuances and settlements on a gross basis. The effective date of the new disclosures relating to the existing disclosures regarding Level 1 and Level 2 categories is for interim and annual periods ending after December 15, 2009. We have adopted the portion of ASU 2010-06 related to significant transfers in and out of Level 1 and Level 2. The effective date of the disclosures regarding purchases, sales, issuances and settlements to the Level 3 category is for interim and annual periods ending after December 15, 2010. The portion of ASU 2010-06 that has been adopted did not have a material impact on our company’s financial position, cash flows or results of operations as it focuses on additional disclosures.

2.          Investments

The following table analyzes investment income, realized investment gains and losses and the change in unrealized investment gains and losses:

	Years ended December 31,
(In millions)	2009	2008	2007
Investment income summarized by investment category:
Interest on fixed maturities	$402	$326	$308
Dividends on equity securities	100	204	294
Other investment income	7	14	15
Total	509	544	617
Less investment expenses	8	7	9
Total	$501	$537	$608

Realized investment gains and losses summary:
Fixed maturities:
Gross realized gains	$15	$4	$8
Gross realized losses	(30)	(36)	(18)
Other-than-temporary impairments	(62)	(163)	(14)
Equity securities:
Gross realized gains	624	1,020	438
Gross realized losses	(162)	(280)	(24)
Other-than-temporary impairments	(69)	(347)	(2)
Securities with embedded derivatives	27	(38)	(11)
Other	(7)	(22)	5
Total	$336	$138	$382

Change in unrealized investment gains and losses and other summary:
Fixed maturities	$734	$(296)	$7
Equity securities	(134)	(2,455)	(1,904)
Adjustment to deferred acquisition costs and life policy reserves	(24)	19	(1)
Pension obligations	(14)	(15)	12
Other	28	(34)	0
Income taxes on above	(207)	977	663
Total	$383	$(1,804)	$(1,223)

At December 31, 2009, contractual maturity dates for fixed-maturity and short-term investments were:

	Amortized	Fair	% of Fair
(Dollars in millions)	cost	value	value
Maturity dates occurring:
Less than 1 year	$105	$107	1.4%
Years 1 – 5	2,030	2,147	27.3
Years 6 – 10	3,476	3,663	46.6
Years 11 – 20	1,712	1,755	22.3
Over 20 years	197	189	2.4
Total	$7,520	$7,861	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2009, investments with book value of $85 million and fair value of $89 million were on deposit with various states in compliance with regulatory requirements.

The following table analyzes cost or amortized cost, gross unrealized gains, gross unrealized losses, fair value and other-than-temporary impairments (OTTI) in accumulated other comprehensive income (AOCI) for our investments:

	Cost or amortized	Gross unrealized		Fair
(In millions)	cost	gains	losses	value	OTTI in AOCI
At December 31,
2009
Fixed maturities:
States, municipalities and political subdivisions	$3,007	$128	$6	$3,129	$-
Convertibles and bonds with warrants attached	91	-	-	91	-
United States government	4	-	-	4	-
Government-sponsored enterprises	354	-	7	347	-
Foreign government	3	-	-	3	-
Short-term investments	6	-	-	6	-
Collateralized mortgage obligations	37	-	6	31	-
Corporate bonds	4,018	268	36	4,250	-
Total	$7,520	$396	$55	$7,861	$-
Equity securities	$2,016	$714	$29	$2,701	NA

At December 31,
2008
Fixed maturities:
States, municipalities and political subdivisions	$2,704	$60	$31	$2,733
Convertibles and bonds with warrants attached	102	-	-	102
United States government	4	1	-	5
Government-sponsored enterprises	391	-	2	389
Foreign government	3	-	-	3
All other corporate bonds and short-term investments	2,938	44	303	2,679
Total	$6,142	$105	$336	$5,911
Equity securities	$2,077	$1,079	$260	$2,896

At year-end 2009, Procter & Gamble was our largest stock holding of the publicly traded common stock portfolio at 5.8 percent. At year-end 2008 and 2007 our largest stock holding made up 14.5 percent and 28.1 percent of the publicly traded common stock portfolio, respectively. We also diversified our investment portfolio as a result of the fourth-quarter 2009 Pfizer acquisition of Wyeth (NYSE:WYE). In addition to receiving approximately $146 million in cash for our Wyeth shares, we sold approximately 2.4 million shares of Pfizer subsequent to the merger. As a result of these transactions, our stock portfolio exposure to the healthcare sector reduced to 18.0 percent at December 31, 2009, from 24.6 percent at September 30, 2009.

This table reviews unrealized losses and fair values by investment category and by the duration of the securities’ continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
(In millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
At December 31,
2009
Fixed maturities:
States, municipalities and political subdivisions	$196	$4	$29	$2	$225	$6
Government-sponsored enterprises	347	7	-	-	347	7
Short-term investments	1	-	-	-	1	-
Collateralized mortgage obligations	-	-	27	6	27	6
Corporate bonds	397	19	309	17	706	36
Total	941	30	365	25	1,306	55
Equity securities	65	3	415	26	480	29
Total	$1,006	$33	$780	$51	$1,786	$84

At December 31,
2008
Fixed maturities:
States, municipalities and political subdivisions	$592	$26	$94	$5	$686	$31
Convertibles and bonds with warrants attached	195	15	38	5	233	20
Government-sponsored enterprises	141	2	-	-	141	2
All other corporate bonds and short-term investments	1,367	215	254	68	1,621	283
Total	2,295	258	386	78	2,681	336
Equity securities	820	219	79	41	899	260
Total	$3,115	$477	$465	$119	$3,580	$596

Other-than-temporary Impairment Charges

The following table provides the amount of OTTI charges:

	Years ended December 31,
(In millions)	2009	2008	2007
Other-than-temporary impairment charges:
Fixed maturities	$(62)	$(163)	$(14)
Equity securities	(69)	(347)	(2)
Total	$(131)	$(510)	$(16)

The following table provides the amount of credit losses on fixed-maturity securities for which a portion of OTTI has been recognized in other comprehensive income:

(In millions)
Impairments due to credit losses reconciliation
Balance at April 1, 2009	$4
Additional credit impairments on:
Previously impaired securities	1
Securities without prior impairments	-
Reductions	(5)
Balance December 31, 2009	$-

During 2009, we impaired 50 securities. At December 31, 2009, 121 fixed-maturity investments with a total unrealized loss of $25 million had been in an unrealized loss position for 12 months or more. Of that total, eight fixed maturity investments were trading below 70 percent of book value with a total unrealized loss of $2 million. Ten equity investments with a total unrealized loss of $26 million had been in an unrealized loss position for 12 months or more as of December 31, 2009. Of that total, no equity investments were trading below 70 percent of book value.

During 2008, we impaired 126 securities. At December 31, 2008, 142 fixed-maturity investments with a total unrealized loss of $78 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments were trading below 70 percent of book value. Six equity investments with a total unrealized loss of $41 million had been in an unrealized loss position for 12 months or more as of December 31, 2008, with two trading below 70 percent of book value. As a result of this evaluation, we did not record impairment on the six equity securities in an unrealized loss position in excess of 12 months at December 31, 2008.

During 2007, we impaired 20 securities. At December 31, 2007, 184 fixed-maturity investments with a total unrealized loss of $20 million had been in an unrealized position for 12 months or more. Three of these securities were trading below 70 percent of book value with a total unrealized loss of $6 million. There were no equities trading below book value for 12 months or more.

When determining OTTI charges for our fixed-maturity portfolio, management places significant emphasis on whether issuers of debt are current on contractual payments and whether future contractual amounts are likely to be paid. As required by the new accounting standard for fixed-maturity securities, our invested asset impairment policy states that OTTI is considered to have occurred (1) if we intend to sell the impaired fixed maturity security; (2) if it is more likely than not we will be required to sell the fixed maturity security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. If we intend to sell or it is more likely than not we will be required to sell, the book value of any such securities is reduced to fair value as the new cost basis, and a realized loss is recorded in the period in which it is recognized. When we believe that full collection of interest and/or principal is not likely, we determine the net present value of future cash flows by using the effective interest rate implicit in the security at the date of acquisition as the discount rate and compare that amount to the amortized cost and fair value of the security. The difference between the net present value of the expected future cash flows and amortized cost of the security is considered a credit loss and recognized as a realized loss in the period in which it occurred. The difference between the fair value and the net present value of the cash flows of the security, the non-credit loss, is recognized in other comprehensive income as an unrealized loss.

With the adoption of ASC 320 in the second quarter of 2009, we recognized a cumulative effect adjustment of $106 million, net of tax, to reclassify the non-credit component of previously recognized impairments by increasing retained earnings and reducing accumulated other comprehensive income. ASC 320 does not allow retrospective application of the new OTTI model. Our Consolidated Statements of Income for the year ended December 31, 2009, are not measured on the same basis as prior period amounts and, accordingly, these amounts are not comparable.

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

For each of our equity securities in an unrealized loss position at December 31, 2009, we applied the objective quantitative and qualitative criteria of our invested asset impairment policy for OTTI. Our long-term equity investment philosophy, emphasizing companies with strong indications of paying and growing dividends, combined with our strong surplus, liquidity and cash flow, provides us the ability to hold these investments through what we believe to be slightly longer recovery periods occasioned by the recession and historic levels of market volatility. Each quarter we review the expected recovery period for each individual security. Based on the individual qualitative and quantitative factors, as discussed above, we evaluate and determine an expected recovery period for each security. A change in the condition of a security can warrant impairment before the expected recovery period. If the security has not recovered cost within the expected recovery period, the security is impaired.

3.             Fair Value Measurements

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

Financial instruments are categorized based upon the following characteristics or inputs to the valuation techniques:

•
Level 1 – Financial assets and liabilities for which inputs are observable and are obtained from reliable quoted prices for identical assets or liabilities in actively traded markets. This is the most reliable fair value measurement and includes, for example, active exchange-traded equity securities.

•
Level 2 – Financial assets and liabilities for which values are based on quoted prices in markets that are not active or for which values are based on similar assets and liabilities that are actively traded. This also includes pricing models for which the inputs are corroborated by market data.

•
Level 3 – Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Level 3 inputs include the following:

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

The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis for the periods ended December 31, 2009, and December 31, 2008. We do not have any material liabilities carried at fair value. There were also no significant transfers between Level 1 or Level 2.

	Asset fair value measurements at December 31, 2009 using:
(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, available for sale:
Corporate securities	$-	$4,314	$27	$4,341
Foreign government	-	3	-	3
U.S. Treasury and U.S. government agencies	4	347	-	351
Collateralized mortgage obligations	-	31	-	31
States, municipalities and political subdivisions	-	3,125	4	3,129
Taxable fixed maturities separate accounts	-	555	-	555
Total	4	8,375	31	8,410
Common equities, available for sale	2,474	134	-	2,608
Preferred equities, available for sale	-	88	5	93
Short-term investments	-	6	-	6
Top Hat Savings Plan	7	-	-	7
Total	$2,485	$8,603	$36	$11,124

	Asset fair value measurements at December 31, 2008 using:
(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Available for sale securities:
Taxable fixed maturities	$395	$2,619	$50	$3,064
Taxable fixed maturities separate accounts	65	422	6	493
Tax-exempt fixed maturities	-	2,728	5	2,733
Common equities	2,657	-	64	2,721
Preferred equities	-	153	22	175
Collateralized mortgage obligations	-	30	-	30
Short-term investments	-	84	-	84
Top Hat Savings Plan	4	1	-	5
Total	$3,121	$6,037	$147	$9,305

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is summarized in the tables below by security type with a summary of changes in fair value for the year ended December 31, 2009 and 2008. As of December 31, 2009, total Level 3 assets were less than 1 percent of financial assets measured at fair value compared with 1.6 percent at December 31, 2008.

	Asset fair value measurements using significant unobservable inputs (Level 3)
(In millions)	Corporate fixed maturities	Taxable fixed maturities- separate accounts	States, municipalities and political subdivisions fixed maturities	Common equities	Preferred equities	Total
Beginning balance, January 1, 2009	$50	$6	$5	$64	$22	$147
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-	(3)	(3)
Included in other comprehensive income	-	-	-	(3)	5	2
Purchases, sales, issuances and settlements	5	-	(1)	(61)	(4)	(61)
Transfers in and/or out of Level 3	(28)	(6)	-	-	(15)	(49)
Ending balance, December 31, 2009	$27	$-	$4	$-	$5	$36

	Asset fair value measurements using significant unobservable inputs (Level 3)
(In millions)	Taxable fixed maturities	Taxable fixed maturities- separate accounts	Tax-exempt fixed maturities	Common equities	Preferred equities	Total
Beginning balance, January 1, 2008	$85	$3	$5	$59	$58	$210
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(4)	(1)	-	-	(16)	(21)
Included in other comprehensive income	(6)	1	-	5	(2)	(2)
Purchases, sales, issuances and settlements	(18)	-	-	-	(9)	(27)
Transfers in and/or out of Level 3	(7)	3	-	-	(9)	(13)
Ending balance, December 31, 2008	$50	$6	$5	$64	$22	$147

For the year ended December 31, 2009, two preferred equity securities totaling $15 million were transferred from Level 3 to Level 2. There was also a $3 million OTTI of one preferred equity during the first quarter of 2009. As a result of the change in use of observable or unobservable inputs throughout 2009, corporate fixed-maturity securities decreased $28 million as nine securities totaling $35 million transferred from Level 3 to Level 2 and two securities totaling $7 million transferred from Level 2 to Level 3. At December 31, 2009, total fair value of assets priced with broker quotes and other non-observable market inputs for the fair value measurements and disclosures was $36 million.

4.              Deferred Acquisition Costs

This table summarizes components of our deferred policy acquisition costs asset:

	Years ended December 31,
(In millions)	2009	2008	2007
Deferred policy acquisition costs asset at beginning of year	$509	$461	$453
Capitalized deferred policy acquisition costs	650	649	666
Amortized deferred policy acquisition costs	(638)	(632)	(657)
Amortized shadow deferred policy acquisition costs	(40)	31	(1)
Deferred policy acquisition costs asset at end of year	$481	$509	$461

5.              Property Casualty Loss And Loss Expenses

This table summarizes our consolidated property casualty loss and loss expense reserves:

	Years ended December 31,
(In millions)	2009	2008	2007
Gross loss and loss expense reserves, January 1,	$4,040	$3,925	$3,860
Less reinsurance receivable	542	528	504
Net loss and loss expense reserves, January 1,	3,498	3,397	3,356
Net incurred loss and loss expenses related to:
Current accident year	2,274	2,379	2,076
Prior accident years	(188)	(323)	(244)
Total incurred	2,086	2,056	1,832
Net paid loss and loss expenses related to:
Current accident year	929	976	785
Prior accident years	994	979	1,006
Total paid	1,923	1,955	1,791

Net loss and loss expense reserves, December 31	3,661	3,498	3,397
Plus reinsurance receivable	435	542	528
Gross loss and loss expense reserves, December 31	$4,096	$4,040	$3,925

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

Because of changes in estimates of insured events in prior years, we decreased the provision for loss and loss expenses by $188 million, $323 million and $244 million in calendar years 2009, 2008 and 2007. These decreases are partly due to the effects of settling reported (case) and unreported (IBNR) reserves established in prior years for amounts less than expected. The reserve for loss and loss expenses in the consolidated balance sheets also includes $46 million for both 2009 and 2008, and $42 million at December 31, 2007, for certain life and health losses.

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

Here is a summary of our life policy reserves:

	At December 31,
(In millions)	2009	2008
Ordinary/traditional life	$579	$528
Universal life	450	442
Deferred annuities	539	374
Investment contracts	197	195
Other	18	12
Total	$1,783	$1,551

Reserves for deferred annuities and other investment contracts were $736 million and $569 million for December 31, 2009, and December 31, 2008, respectively. Fair value for these deferred annuities and investment contracts was $737 million and $460 million for December 31, 2009, and December 31, 2008, respectively. Fair values of liabilities associated with certain investment contracts are calculated based upon internally developed models because active, observable markets do not exist for those items. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers as of December 31, 2009, to account for non-performance risk; (2) the rate of interest credited to policyholders is the portfolio net earned interest rate less a spread for expenses and profit; and (3) additional lapses occur when the credited interest rate is exceeded by an assumed competitor credited rate, which is a function of the risk-free rate of the economic scenario being modeled. The fair value of life policy loans outstanding principal and interest approximated $44 million, compared with book value of $40 million reported in the consolidated balance sheets as of December 31, 2009.

7.              Notes Payable

At December 31, 2009 and 2008, we had two lines of credit with commercial banks with an aggregate borrowing capacity of $225 million. Our note payable balance, which approximates fair value, was $49 million at year-end 2009 and at year-end 2008. The $75 million line of credit expires August of 2010. The $150 million line of credit with a $49 million balance expires July of 2012. We had no compensating balance requirements on short-term debt for either 2009 or 2008. Interest rates charged on borrowings ranged from 2.58 percent to 6.86 percent during 2009.

8.              Senior Debt

This table summarizes the principal amounts of our long-term debt excluding unamortized discounts:

(In millions)			At December 31,
Interest rate	Year of issue		2009	2008

6.900%	1998	Senior debentures, due 2028	$28	$28
6.920%	2005	Senior debentures, due 2028	391	392
6.125%	2004	Senior notes, due 2034	374	375
		Total	$793	$795

The fair value of our senior debt approximated $740 million at year-end 2009 compared with $595 million at year-end 2008. Fair value for 2009 and 2008 was determined under ASC 820 based on market pricing of these or similar debt instruments that are actively trading. Fair value can vary with macro economic concerns. Regardless of the fluctuations in fair value, the outstanding principal amount of our long-term debt was reduced slightly from year-end 2008. None of the notes are encumbered by rating triggers.

9.              Shareholders’ Equity And Dividend Restrictions

Our insurance subsidiary declared dividends to the parent company of $50 million in 2009, $160 million in 2008 and $420 million in 2007. State regulatory requirements restrict the dividends insurance subsidiaries can pay. Generally, the most our insurance subsidiaries can pay without prior regulatory approval is the greater of 10 percent of policyholder surplus or 100 percent of statutory net income for the prior calendar year. Dividends exceeding these limitations may be paid only with approval of the insurance department of the domiciliary state. During 2010, the total dividends that our lead insurance subsidiary may pay to our parent company without regulatory approval is approximately $365 million.

As of December 31, 2009, 7.7 million shares of common stock were available for future equity award grants.

Declared cash dividends per share were $1.57, $1.56 and $1.42 for the years ended December 31, 2009, 2008 and 2007, respectively.

Accumulated Other Comprehensive Income

The change in unrealized gains and losses on investments, pension obligations and derivatives included:

	Years ended December 31,
	2009			2008			2007
	Before	Income		Before	Income		Before	Income
(In millions)	tax	tax	Net	tax	tax	Net	tax	tax	Net
Accumulated unrealized gains on securities available for sale at January 1,	$570	$189	$381	$3,336	$1,161	$2,175	$5,241	$1,830	$3,411
Cumulative effect of change in accounting for hybrid financial securities	0	0	0	0	0	0	(7)	(2)	(5)
Adjusted accumulated unrealized gains on securities available for sale at January 1,	570	189	381	3,336	1,161	2,175	5,234	1,828	3,406

(Decrease)/increase in unrealized gains	936	330	606	(2,618)	(915)	(1,703)	(1,515)	(530)	(985)
Cumulative effect of change in accounting for other-than-temporary impairments	(163)	(57)	(106)	0	0	0	0	0	0
Reclassification adjustment for (gains) losses included in net income	(336)	(119)	(217)	(138)	(53)	(85)	(382)	(137)	(245)
Adjustment to deferred acquisition costs and life policy reserves	5	2	3	(10)	(4)	(6)	(1)	0	(1)
Effect on other comprehensive income	442	156	286	(2,766)	(972)	(1,794)	(1,898)	(667)	(1,231)
Accumulated unrealized gains on securities available for sale at December 31,	$1,012	$345	$667	$570	$189	$381	$3,336	$1,161	$2,175

Accumulated unrealized losses for pension obligations at January 1,	$(52)	$(18)	$(34)	$(37)	$(13)	$(24)	$(49)	$(17)	$(32)
Change in pension obligations	(14)	(5)	(9)	(15)	(5)	(10)	12	4	8
Accumulated unrealized losses for pension obligations at December 31,	$(66)	$(23)	$(43)	$(52)	$(18)	$(34)	$(37)	$(13)	$(24)

Accumulated other comprehensive income at January 1,	$518	$171	$347	$3,299	$1,148	$2,151	$5,185	$1,811	$3,374
Unrealized investment gains and losses and other adjustments	442	156	286	(2,766)	(972)	(1,794)	(1,898)	(667)	(1,231)
Change in pension obligations	(14)	(5)	(9)	(15)	(5)	(10)	12	4	8
Accumulated other comprehensive income at December 31,	$946	$322	$624	$518	$171	$347	$3,299	$1,148	$2,151

10.            Reinsurance

Our consolidated statements of income include earned consolidated property casualty insurance premiums on assumed and ceded business:

	Years ended December 31,
(In millions)	2009	2008	2007
Direct earned premiums	$3,068	$3,175	$3,278
Assumed earned premiums	12	13	22
Ceded earned premiums	(169)	(178)	(175)
Net earned premiums	$2,911	$3,010	3,125

Our consolidated statements of income incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

	Years ended December 31,
(In millions)	2009	2008	2007
Direct incurred loss and loss expenses	$2,135	$2,172	$1,920
Assumed incurred loss and loss expenses	10	5	17
Ceded incurred loss and loss expenses	(63)	(126)	(107)
Net incurred loss and loss expenses	$2,082	$2,051	$1,830

Our consolidated statements of income include earned life insurance premiums on assumed and ceded business:

	Years ended December 31,
(In millions)	2009	2008	2007
Direct earned premiums	$196	$180	$178
Assumed earned premiums	0	0	0
Ceded earned premiums	(53)	(54)	(53)
Net earned premiums	$143	$126	$125

Our consolidated statements of income include life insurance contract holders’ benefits incurred on assumed and ceded business:

	Years ended December 31,
(In millions)	2009	2008	2007
Direct contract holders' benefits incurred	$201	$175	$173
Assumed contract holders' benefits incurred	0	0	0
Ceded contract holders' benefits incurred	(41)	(33)	(40)
Net incurred loss and loss expenses	$160	$142	$133

11.            Income Taxes

Deferred tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the consolidated balance sheets at December 31 were as follows:

	At December 31,
(In millions)	2009	2008
Deferred tax assets:
Loss and loss expense reserves	$182	$196
Unearned premiums	104	107
Investments	40	121
Other	31	41
Total	357	465
Deferred tax liabilities:
Unrealized gains on investments and derivatives	(332)	(182)
Deferred acquisition costs	(152)	(149)
Other	(25)	(8)
Total	(509)	(339)
Net deferred tax (liability) asset	$(152)	$126

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its subsidiaries. As of December 31, 2009, we had no operating or capital loss carry forwards.

The differences between the 35 percent statutory income tax rate and our effective income tax rate were as follows:

	Years ended December 31,
	2009	2008	2007
Tax at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax-exempt municipal bonds	(6.5)	(6.2)	(2.7)
Dividend received exclusion	(3.4)	(8.9)	(4.7)
Other	0.6	0.8	0.7
Effective rate	25.7%	20.7%	28.3%

ASC 740, Income Taxes

As a result of positions taken in our 2008 federal tax return filed with the IRS, we believe it is more likely than not that tax positions for which we previously carried a liability for unrecognized tax benefits will be sustained upon examination by the IRS.

Below is the unrecognized tax benefit for the years ended December 31:

(In millions)	2009	2008	2007
Gross unrecognized tax benefits at January 1,	$2	$14	$25
Gross increase in prior year positions	0	3	0
Gross decrease in prior year positions	(2)	0	(12)
Gross increase in current year positions	0	2	1
Settlements with tax authorities	0	(17)	0
Gross unrecognized tax benefits at December 31,	$0	$2	$14

In May 2008, the IRS concluded the examination phase of its audit of our 2005 and 2006 tax years and presented us with adjustments primarily related to the valuation of our loss reserves. In October 2008, we reached agreement with the IRS settling all issues related to the 2005 and 2006 tax years. As a result of the IRS agreement for tax years 2005 and 2006, management refined certain assumptions used to calculate the unrecognized tax benefits associated with loss reserves, resulting in a revised measurement of the unrecognized tax benefits as of December 31, 2008.

The IRS has begun the audit of tax years 2007 and 2008. It is reasonably possible that a change in our liability for unrecognized tax benefits may occur once the examination phase of this audit has concluded. At this time, we can neither estimate the settlement date of, nor quantify an estimated range for any potential change to our liability for unrecognized tax benefits relating to these years.

In addition to our IRS filings, we file income tax returns in various state jurisdictions. Material amounts of income tax are paid to Ohio, Illinois and Florida. In December 2009, the State of Illinois began an income tax audit of amended returns for tax years 2002 through 2006 as well as an audit of the return filed for tax year 2007. Although we have not yet been presented with the final examination reports for any of these years, we do not expect any material changes as a result of the Illinois audits. With the exception of Illinois, no other state audits are currently under way nor are we aware of any audits pending. Excluding years under examination by Illinois, tax years 2006 and forward remain open for state examination.

12.            Net Income Per Common Share

Basic earnings per share are computed based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding. We have adjusted shares and earnings per share to reflect all stock splits and dividends prior to December 31, 2009.

Here are calculations for basic and diluted earnings per share:

	Years ended December 31,
(In millions except per share data)	2009	2008	2007
Numerator:
Net income—basic and diluted	$432	$429	$855

Denominator:
Weighted-average common shares outstanding	162,595,041	163,150,329	170,595,204
Effect of stock based awards	271,822	212,080	1,572,248
Adjusted diluted weighted-average shares	162,866,863	163,362,409	172,167,452

Earnings per share:
Basic	$2.66	$2.63	$5.01
Diluted	2.65	2.62	4.97

Number of anti-dilutive stock based awards	9,875,411	9,781,652	1,870,579
Exercise price of anti-dilutive stock based awards	$25.08-45.26	$25.08-45.26	$44.79-45.26

The current sources of dilution of our common shares are certain equity-based awards as discussed in Note 17 Stock-Based Associate Compensation Plans, Page 113. The above table shows the number of anti-dilutive stock-based awards at year-end 2009, 2008 and 2007. We did not include these stock-based awards in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

13.           Employee Retirement Benefits

We sponsor a defined benefit pension plan and a defined contribution plan (401(k) savings plan). During 2008, we changed the form of retirement benefit we offer some associates to a company match on contributions to the 401(k) plan from the defined benefit pension plan. We froze entry into the pension plan for new associates during 2008. Only participants 40 years of age or older could elect to continue to participate. For participants remaining in the pension plan, we continue to contribute to fund future benefit obligations. Benefits for the defined benefit pension plan are based on years of credited service and compensation level. Contributions are based on the prescribed method defined in the Pension Protection Act. Our pension expense is based on certain actuarial assumptions and also is composed of several components that are determined using the projected unit credit actuarial cost method.

We also maintain a supplemental executive retirement plan (SERP) with liabilities of approximately $5 million at year-end 2009 and $6 million at year-end 2008. The SERP is included in the obligation and expense amounts in the tables below. The company also makes available to a select group of associates the Cincinnati Financial Corporation Top Hat Savings Plan, a non-qualified deferred compensation plan.

For any participant who left the pension plan, benefit accruals were frozen during 2008. We transferred $60 million of the pension plan’s accumulated benefit obligation during 2008 to an intermediary spin-off plan to facilitate the partial curtailment and settlement for these participants. For SERP participants who chose to leave the defined benefit pension plan, benefit accruals were frozen in the SERP as of December 31, 2008. During 2009, the frozen accrued benefit for those participants, collectively amounting to approximately $1 million, transferred to the Top Hat Savings Plan. Beginning in 2009, for these associates, the company has begun matching deferrals to the Top Hat Savings Plan up to the first 6 percent of an associate’s compensation that exceeds the compensation limit specified by the Internal Revenue Code of 1986, as amended.

Pursuant to ASC 715-30 we recognized expense of $3 million during 2008 in the consolidated statement of income associated with the partial termination of the qualified pension plan. In addition, we recognized $27 million in the consolidated statement of income during 2008 for a settlement loss associated with the payout to the participants who left the pension plan of the obligation held in their behalf. Included in the charge is the contribution of $24 million to complete funding of benefits that were distributed in 2008 to participants leaving the pension plan.

Matching contributions to our sponsored 401(k) plan, which we began making during 2008, totaled $7 million and $3 million during the years 2009 and 2008. Associates who are not accruing benefits under the pension plan are eligible to receive the company match of up to 6 percent of cash compensation. We also pay all operating expenses for the 401(k) plan. Participants vest in the company match for the 401(k) plan and Top Hat Savings Plan after three years of eligible service.

Defined Benefit Pension Plan Assumptions

Key assumptions used in developing the 2009 net pension obligation were a 6.10 percent discount rate and rates of compensation increases ranging from 4.00 percent to 6.00 percent. To determine the discount rate, the plan’s particular liability characteristics – the amounts, timing and interest sensitivity of expected benefit payments – were evaluated and then matched to a yield curve based on actual high-quality corporate bonds across a full maturity spectrum. Once the plan’s projected cash flows matched the yield curve, a present value was developed, which was then calibrated to a single-equivalent discount rate. That discount rate, when applied to a single sum, would generate the necessary cash flows to pay benefits when due. We increased the rate by 0.10 percentage points due to market interest rate conditions at year-end 2009. We based the rates of compensation increase on the company’s historical data.

Key assumptions used in developing the 2009 net pension expense were a 6.00 percent discount rate, an 8.00 percent expected return on plan assets and rates of compensation increases ranging from 4.00 percent to 6.00 percent. The 8.00 percent return on plan assets assumption is consistent with current expectations of inflation and based partially on the fact that our common stock holdings pay dividends. We believe this rate is representative of the expected long-term rate of return on these assets. These assumptions were consistent with the prior year, except that the discount rate was decreased by 0.25 percentage points due to market interest rate conditions at the beginning of the year.

Here is a summary of the weighted-average assumptions we use to determine our net expense for the plan:

	Qualified Pension Plan			SERP
	2009	2008	2007	2009	2008	2007
Discount rate	6.00%	6.25%	5.75%	6.00%	6.25%	5.75%
Expected return on plan assets	8.00	8.00	8.00	n/a	n/a	n/a
Rate of compensation increase	4-6	4-6	4-6	4-6	4-6	4-6

Benefit obligation activity using an actuarial measurement date for our qualified plan and SERP at December 31 follows:

	At December 31,
(In millions)	2009	2008
Change in projected benefit obligation:
Benefit obligation at beginning of year	$206	$270
Service cost	10	14
Interest cost	12	17
Actuarial loss	2	21
Benefits paid	(7)	(11)
Curtailment	0	(27)
Settlement	(2)	(78)
Projected benefit obligation at end of year	$221	$206

Accumulated benefit obligation	$186	$170

Change in plan assets:
Fair value of plan assets at beginning of year	$118	$210
Actual return on plan assets	0	(36)
Employer contributions	33	33
Benefits paid	(7)	(11)
Settlement	0	(78)
Fair value of plan assets at end of year	$144	$118

Unfunded status:
Unfunded status at end of year	$(77)	$(88)

A reconciliation follows of the funded status for our qualified plan and SERP at the end of the measurement period to the amounts recognized in the consolidated balance sheets at December 31:

	At December 31,
(In millions)	2009	2008
Amounts recognized in the consolidated balance sheets consists of:
Pension liability	$(77)	$(88)
Total	$(77)	$(88)

Amounts recognized in accumulated other comprehensive income not yet recognized as a component of net periodic benefit costs consist of:
Net actuarial loss	$63	$47
Prior service cost	3	5
Total	$66	$52

The weighted-average assumptions used to determine benefit obligations for our qualified plan and SERP at December 31 follows:

	At December 31,
	2009	2008
Discount rate	6.10%	6.00%
Rate of compensation increase	4-6	4-6

We evaluate our pension plan assumptions annually and update them as necessary. The discount rate assumptions for our benefit obligation track with high grade corporate bond yields and yearly adjustments reflect any changes to those bond yields. Compensation increase assumptions reflect historical calendar year compensation increases.

Here are the components of our net periodic benefit cost, as well as other changes in plan assets and benefit obligations recognized in other comprehensive income for our qualified plan and SERP at December 31:

	Years ended December 31,
(In millions)	2009	2008	2007
Service cost	$10	$14	$17
Interest cost	12	17	16
Expected return on plan assets	(12)	(16)	(15)
Amortization of actuarial loss, prior service cost and transition asset	1	2	3
Curtailment	0	3	0
Settlement	0	27	0
Net periodic benefit cost	$11	$47	$21

	Years ended December 31,
(In millions)	2009	2008	2007
Current year actuarial loss (gain)	$15	$73	$(10)
Recognition of actuarial (loss) gain	0	(54)	(1)
Recognition of prior service cost	(1)	(4)	(1)
Total recognized in other comprehensive income	$14	$15	$(12)

The total recognized in net periodic benefit cost and other comprehensive income was $25 million, $62 million and $9 million for the periods ended December 31, 2009, 2008 and 2007, respectively. The estimated costs to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year for our plans are a $2 million actuarial loss and a $1 million prior service cost.

Defined Benefit Pension Plan Assets

The pension plan assets are managed to maximize total return over the long term while providing sufficient liquidity and current return to satisfy the cash flow requirements of the plan. The plan’s day-to-day investment decisions are managed by our internal investment department; however, overall investment strategies are agreed upon by our employee benefits committee.

Reflecting the long-term time horizon of pension obligations, during 2009 we allocated 60 percent to 65 percent of the pension portfolio to domestic equity investments, which are priced from highly observable and actively traded markets. The remainder of the portfolio is allocated to domestic fixed-maturity investments and cash. Our corporate bond portfolio is investment grade. The plan does not engage in derivative transactions.

Investments in securities traded on a national securities exchange are valued at the last reported sales price on the last business day of the year. Investments in securities that are traded in active markets are based on quoted market prices at December 31, 2009 and 2008. Investments in securities that are not actively traded are valued based on pricing models which the inputs have been corroborated by market data at December 31, 2009 and 2008.

The plan, which ultimately determines fair value, categorized its financial instruments, based on the priority of the observable and market-based data for valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3).

When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest observable input that has a significant impact on fair value measurement is used.

Refer to Note 3, Fair Value Measurements, Page 103 for valuation techniques and categorization of financial instruments within the pension plan assets. The methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement.

The following table illustrates the fair value hierarchy for those assets measured at fair value on a recurring basis for period ended December 31, 2009. The pension plan does not have any assets categorized as Level 3. During 2008, plan assets held were 83 percent equity securities, 4 percent fixed maturities and 13 percent cash and cash equivalents.

	Asset fair value measurements at December 31, 2009 using:
(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Money market fund	$23	$-	$-	$23
Fixed maturities, available for sale:
Corporate securities	-	28	-	28
States, municipalities and political subdivisions	-	1	-	1
Total fixed maturities, available for sale	-	29	-	29
Common equities, available for sale	89	-	-	89
Preferred equities, available for sale	3	-	-	3
Total	$115	$29	$-	$144

Our pension plan assets included 642,113 shares of the company’s common stock, which had a fair value of $17 million and $19 million at December 31, 2009 and 2008, respectively. The defined benefit pension plan did not purchase or sell any shares of our common stock during 2009 and 2008. The company paid $1 million in cash dividends on our common stock to the pension plan in both 2009 and 2008.

In 2010, we expect to contribute $25 million to our qualified plan. We expect to make the following benefit payments for our qualified plan and SERP, reflecting expected future service:

(In millions)	Years ended December 31,
For the years ended December 31,	2010	2011	2012	2013	2014	2015 - 2019
Expected future benefit payments	$12	$17	$19	$16	$15	$115

14.	Statutory Accounting Information (Unaudited)

Insurance companies use statutory accounting practices (SAP) as prescribed by regulatory authorities. The primary differences between SAP and GAAP include:

•	valuation of unrealized investment gains and losses,

•	expensing of policy acquisition costs,

•	actuarial assumptions for life insurance reserves and

•	deferred income taxes based on differences in statutory and taxable income.

Statutory net income and capital and surplus as determined in accordance with SAP prescribed or permitted by insurance regulatory authorities for four legal entities, our insurance subsidiary and its three insurance subsidiaries, are as follows:

	SAP Net Income (Loss)			Capital and Surplus
	Years ended December 31,			At December 31,
(In millions)	2009	2008	2007	2009	2008
The Cincinnati Insurance Company	$339	$194	$658	$3,648	$3,360
The Cincinnati Casualty Company	29	16	12	254	263
The Cincinnati Indemnity Company	8	2	1	67	66
The Cincinnati Specialty Underwriters Insurance Company	(7)	(38)	0	168	174
The Cincinnati Life Insurance Company	15	(70)	39	300	290

Statutory capital and surplus for our insurance subsidiary, The Cincinnati Insurance Company, includes capital and surplus of its four insurance subsidiaries.

15.	Transactions With Affiliated Parties

We paid certain officers and directors, or insurance agencies of which they are shareholders, commissions of approximately $6 million, $6 million and $7 million on premium volume of approximately $36 million, $38 million and $37 million for 2009, 2008 and 2007, respectively.

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

The company and its subsidiaries also are occasionally involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers’ compensation insurance policies, erroneous coding of municipal tax locations and excessive premium charges for uninsured motorist coverage. The company’s insurance subsidiaries also are occasionally parties to individual actions in which extra-contractual damages, punitive damages or penalties are sought, such as claims alleging bad faith in the handling of insurance claims.

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

We currently have four equity compensation plans that together permit us to grant various types of equity awards. We currently grant incentive stock options, non-qualified stock options, service-based restricted stock units and performance-based restricted stock units under our shareholder-approved plans. We also have a Holiday Stock Bonus Plan that permits annual awards of one share of common stock to each full-time associate for each year of service up to a maximum of 10 shares. One of our equity compensation plans permits us to grant stock to our outside directors as a component of their annual compensation.

We use the modified-prospective-transition method under which we recognize our pretax and after-tax share-based compensation costs, which are summarized below:

	Years ended December 31,
(In millions)	2009	2008	2007
Stock-based compensation cost	$10	$15	$14
Income tax benefit	3	4	3
Stock-based compensation cost after tax	$7	$11	$11

Options exercised during the year ended December 31, 2009, had no intrinsic value. The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $1 million and $8 million, respectively. (Intrinsic value is the market price less the exercise price.) Options vested during the years ended December 31, 2009, 2008 and 2007, had no intrinsic value.

As of December 31, 2009, we had $11 million of unrecognized total compensation cost related to non-vested stock options and restricted stock unit awards. That cost will be recognized over a weighted-average period of 1.5 years.

Stock options are granted to associates at an exercise price that is equal to the fair value as reported on the NASDAQ Global Select Market for the grant date and are exercisable over 10-year periods. The stock options generally vest ratably over a three-year period. In determining the share-based compensation amounts, we estimate the fair value of each option granted on the date of grant using the binomial option-pricing model. We make assumptions in four areas to develop the binomial option-pricing model:

•	Weighted-average expected term is based on historical experience of similar awards with consideration for current exercise trends.

•	Expected volatility is based on our stock price over a historical period that approximates the expected term.

•	Dividend yield is determined by dividing the per share dividend by the stock price on the date of grant.

•	Risk-free rates are the implied yield currently available on U.S. Treasury issues with a remaining term approximating the expected term.

During 2009, we issued our common stock to eligible associates under our Holiday Stock Bonus Plan. No stock options, service-based or performance-based restricted stock units were granted to associates during 2009. The following weighted average assumptions were used for grants issued during 2008 and 2007 in determining fair value of share-based compensation:

	2009	2008	2007
Weighted - average expected term	n/a	7-9 years	5-7 years
Expected volatility	n/a	20.58-28.52%	18.29 - 24.14%
Dividend yield	n/a	3.99-6.22%	3.33%
Risk-free rates	n/a	3.29-3.84%	4.8-4.81%
Weighted-average fair value of options granted during the period	n/a	$ 6.50	$ 9.43

Here is a summary of options information:

(Dollars in millions, shares in thousands)	Shares	Weighted- average exercise	Aggregate intrinsic value
2009
Outstanding at beginning of year	10,789	$36.31
Granted	0	0.00
Exercised	(2)	27.83
Forfeited	(912)	32.47
Outstanding at end of year	9,875	36.67	$12

Options exercisable at end of period	8,711	$36.99	$4

Cash received from the exercise of options was less than $1 million, $4 million and $19 million for the years ended December 31, 2009, 2008 and 2007, respectively. We did not realize a tax benefit on options exercised for the years ended December 31, 2009 and 2008. We realized a $2 million tax benefit on options exercised for the year ended December 31, 2007.

Options outstanding and exercisable consisted of the following at December 31, 2009:

(Shares in thousands)
	Options outstanding				Options exercisable
Range of exercise prices	Shares	Weighted-average remaining contractual life		Weighted- average exercise price	Shares	Weighted- average exercise price
$25.00 to $29.99	1,628	4.34	yrs	$26.77	1,107	$26.87
$30.00 to $34.99	3,044	2.08	yrs	33.39	3,044	33.39
$35.00 to $39.99	2,049	5.26	yrs	38.69	1,578	38.65
$40.00 to $44.99	1,895	5.47	yrs	42.55	1,723	42.32
$45.00 to $49.99	1,259	5.86	yrs	45.26	1,259	45.26
Total	9,875	4.25	yrs	36.67	8,711	36.99

The weighted-average remaining contractual life for exercisable awards as of December 31, 2009, was 3.7 years. A total of 16.9 million shares are authorized to be granted under the shareholder-approved plans. At December 31, 2009, 7.7 million shares were available for future issuance under the plans. During the second quarter of 2009, our shareholders approved the Directors’ Stock Plan of 2009, which authorizes 300,000 shares to be granted to our directors. During 2009, we granted 23,944 shares of common stock under the expiring plan to our directors for 2008 board service fees. We currently issue new shares or use treasury shares for stock-based compensation award issues or exercises.

Restricted Stock Units

Service-based and performance-based restricted stock units are granted to associates at fair value of the shares on the date of grant less the present value of the dividends that holders of restricted stock units will not receive on the shares underlying the restricted stock units during the vesting period. Service-based restricted stock units cliff vest three years after the date of grant.

If certain performance targets are attained, performance-based restricted stock units vest on the first day of March after a three-calendar-year performance period. Quarterly, management reviews and determines the likelihood that the company will achieve the performance targets for the outstanding groups of performance-based restricted stock units.

As of December 31, 2009, management assumed that performance targets used for restricted stock unit awards granted during November 2008 would be met, and we recognized related compensation cost.

Management concluded that the company would not meet performance targets for all other performance-based restricted stock unit awards and did not recognize related compensation costs.

Here is a summary of restricted stock unit information for 2009:

(Shares in thousands)	Service-based nonvested shares	Weighted-average grant-date fair value	Performance-based nonvested shares	Weighted-average grant-date fair value
Nonvested at January 1, 2009	610	$31.60	136	$30.49
Granted	0	0.00	0	0.00
Exercised	(3)	33.14	(9)	39.93
Forfeited	(10)	31.31	(6)	31.43
Nonvested at December 31, 2009	597	31.60	121	29.75

18.	Segment Information

We operate primarily in two industries, property casualty insurance and life insurance. We regularly review four different reporting segments to make decisions about allocating resources and assessing performance:

•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Life insurance

•	Investment operations

We report as Other the non-investment operations of the parent company and its non-insurer subsidiaries, CFC Investment Company and CSU Producers Resources Inc. We also report as Other the results of The Cincinnati Specialty Underwriters Insurance Company, as well as other income of our standard market property casualty insurance subsidiary. Also included in 2009, 2008 and 2007 results for this segment are the operations of a former subsidiary, CinFin Capital Management.

Revenues come primarily from unaffiliated customers:

•	All three insurance segments record revenues from insurance premiums earned. Life insurance segment revenues also include separate account investment management fees.

•	Our investment operations’ revenues are pretax net investment income plus realized investment gains and losses.

•	Other revenues are primarily finance/lease income and, for 2009 and 2008, earned premiums from The Cincinnati Specialty Underwriters Insurance Company.

Income or loss before income taxes for each segment is reported based on the nature of that business area’s operations:

•	Income before income taxes for the insurance segments is defined as underwriting income or loss.

o	For commercial lines and personal lines insurance segments, we calculate underwriting income or loss by recording premiums earned minus loss and loss expenses and underwriting expenses incurred.

o
For the life insurance segment, we calculate underwriting income or loss by recording premiums earned and separate account investment management fees, minus contract holders’ benefits and expenses incurred, plus investment interest credited to contract holders.

•
Income before income taxes for the investment operations segment is net investment income plus realized investment gains and losses for investments of the entire company, minus investment interest credited to contract holders of the life insurance segment.

•
Loss before income taxes for the Other category is primarily due to interest expense from debt of the parent company, operating expenses of our headquarters and, for 2009 and 2008, loss and loss expenses and underwriting expenses from The Cincinnati Specialty Underwriters Insurance Company.

Identifiable assets are used by each segment in its operations. We do not separately report the identifiable assets for the commercial or personal lines segments because we do not use that measure to analyze the segments. We include all investment assets, regardless of ownership, in the investment operations segment.

This table summarizes segment information:

	Years ended December 31,
(In millions)	2009	2008	2007
Revenues:
Commercial lines insurance
Commercial casualty	$712	$763	$827
Commercial property	485	487	497
Commercial auto	394	411	440
Workers' compensation	326	375	373
Specialty packages	147	144	146
Surety and executive risk	104	107	100
Machinery and equipment	31	29	28
Total commercial lines insurance	2,199	2,316	2,411

Personal lines insurance
Personal auto	319	325	342
Homeowner	276	277	285
Other personal lines	90	87	87
Total personal lines insurance	685	689	714

Life insurance	143	128	129
Investment operations	837	675	990
Other	39	16	15
Total	$3,903	$3,824	$4,259

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$(35)	$70	$261
Personal lines insurance	(81)	(82)	43
Life insurance	2	4	3
Investment operations	768	612	931
Other	(72)	(64)	(46)
Total	$582	$540	$1,192

Identifiable assets:
	December 31,	December 31,
	2009	2008
Property casualty insurance	$2,202	$2,676
Life insurance	1,176	1,091
Investment operations	10,684	8,907
Other	378	695
Total	$14,440	$13,369

19.	Quarterly Supplementary Data (Unaudited)

This table includes unaudited quarterly financial information for the years ended December 31, 2009 and 2008:

	Quarter
(Dollars in millions except per share data)	1st	2nd	3rd	4th	Full year
2009
Revenues *	$890	$874	$1,007	$1,133	$3,903
Income (loss) before income taxes	34	(50)	244	355	582
Net income (loss)	35	(19)	171	245	432
Net income (loss) per common share—basic	0.22	(0.12)	1.05	1.50	2.66
Net income (loss) per common share—diluted	0.22	(0.12)	1.05	1.50	2.65

2008
Revenues *	$704	$917	$1,186	$1,017	$3,824
Income (loss) before income taxes	(100)	64	356	220	540
Net income (loss)	(42)	63	247	161	429
Net income (loss) per common share—basic	(0.26)	0.38	1.51	0.99	2.63
Net income (loss) per common share—diluted	(0.26)	0.38	1.50	0.99	2.62

Note: The sum of the quarterly reported per share amounts may not equal the full year as each is computed independently.

*
Revenues include realized investment gains and losses, which are integral to our financial results over the long term may cause this value to fluctuate substantially because we have substantial discretion in the timing of investment sales. Also, applicable accounting standards require us to recognize gains and losses from certain changes in fair values of securities and embedded derivatives without actual realization of those gains and losses. We discuss realized investment gains for the past three years in Item 7, Investments Results of Operations, Page 64.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure that:

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

Changes in Internal Control over Financial Reporting – During the three months ended December 31, 2009, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Annual Report on Internal Control Over Financial Reporting and the Report of the Independent Registered Public Accounting Firm are set forth in Item 8, Pages 88 and 89.

Item 9B.	Other Information

None

Part III

Our Proxy Statement will be filed with the SEC in preparation for the 2010 Annual Meeting of Shareholders no later than April 2, 2010. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference to that statement portions of the information required by Part III as noted in Item 10 through Item 14 below.

Item 10.	Directors, Executive Officers and Corporate Governance

a)
The following sections of our Proxy Statement for our Annual Meeting of Shareholders to be held May 1, 2010, are incorporated herein by reference: “Security Ownership of Principal Shareholders and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information about the Board of Directors”, and “Governance of Your Company,”

b)
Information about the “Code of Ethics for Senior Financial Officers” appeared in the 2004 Proxy Statement as an appendix and is available at www.cinfin.com/investors. Our Code of Ethics applies to those who are responsible for preparing and disclosing our financial information. This includes our chief executive officer, chief financial officer and others performing similar functions or reporting directly to these officers.

c)	Set forth below is information concerning the company’s executive officers who are not also directors of the company, as of February 26, 2010.

Name and Age	Primary Title(s) and Business Responsibilities Since February 2005	Executive Officer Since
Donald J. Doyle, Jr., CPCU, AIM (43)	Senior vice president of The Cincinnati Insurance Company. Responsible since 2007 for excess and surplus lines underwriting and operations; responsible until 2007 for internal audit.	2008

Craig W. Forrester, CLU (51)	Senior vice president of The Cincinnati Insurance Company. Responsible for information technology systems.	2003

Martin F. Hollenbeck, CFA, CPCU (50)	President and chief operating officer since 2008 of CFC Investment Company, a subsidiary. President from 2008 to 2009 of CinFin Capital Management Company, a former subsidiary. Chief investment officer since 2009, senior vice president, assistant secretary and assistant treasurer since 2008 of Cincinnati Financial Corporation. Chief investment officer and senior vice president since 2009 of The Cincinnati Insurance Company; vice president until 2009. Responsible for investment operations and leasing and financing services; responsible until 2009 for asset management services operations.	2008

Steven J. Johnston, FCAS, MAAA, CFA (50)	Senior vice president, chief financial officer and secretary since 2008 of Cincinnati Financial Corporation and The Cincinnati Insurance Company. Treasurer since 2008 of Cincinnati Financial. From 2006 to 2008, consulted on risk management, economic capital and executive compensation modeling, and agency valuation. Until 2006, chief financial officer, senior vice president and treasurer of State Auto Financial Corporation.	2008

Thomas A. Joseph, CPCU (54)	President since 2008 of The Cincinnati Casualty Company. Senior vice president of The Cincinnati Insurance Company. Responsible for property casualty reinsurance and for personal lines underwriting and operations; responsible until 2008 for commercial lines underwriting operations except machinery and equipment.	2003

Eric N. Mathews, CPCU, AIAF (54)	Principal accounting officer since 2008 and vice president, assistant secretary and assistant treasurer. Senior vice president of The Cincinnati Insurance Company.	2001

Martin J. Mullen, CPCU (54)	Senior vice president and chief claims officer since 2008 of The Cincinnati Insurance Company; vice president until 2008. Responsible for headquarters and field claims operations, special investigations unit and claims administration; responsible until 2008 for casualty claims.	2008

David H. Popplewell, FALU, LLIF (65)	President and chief operating officer of The Cincinnati Life Insurance Company. Responsible for life insurance underwriting and operations.	1997

Name and Age	Primary Title(s) and Business Responsibilities Since February 2005	Executive Officer Since
Jacob F. Scherer, Jr. (57)	Executive vice president since 2008 of The Cincinnati Insurance Company; senior vice president until 2008. Responsible for sales and marketing, including new commercial lines business, relationships with independent agencies and, since 2008, meetings and travel.	1995

Joan O. Shevchik, CPCU, CLU (59)	Senior vice president of The Cincinnati Insurance Company. Responsible for corporate communications.	2003

Charles P. Stoneburner II, CPCU, AIM (57)	Senior vice president since 2008 of The Cincinnati Insurance Company; vice president until 2008. Responsible for commercial lines underwriting and operations, loss control, premium audit and staff underwriting; responsible until 2008 for field claims operations.	2008

Timothy L. Timmel (61)	Senior vice president of The Cincinnati Insurance Company. Responsible for operations including corporate communications, learning and development, legal, personnel and, since 2008, administrative services, data entry, maintenance, printing, regulatory and consumer relations, security and information security; also responsible until 2008 for field claims operations.	1997

Item 11.	Executive Compensation

The “Compensation of Named Executive Officers and Directors,” section of our Proxy Statement for our Annual Meeting of Shareholders to be held May 1, 2010, which includes the “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” and the “Discussion and Analysis,” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

a)	The “Security Ownership of Principal Shareholders and Management” section of our Proxy Statement for our Annual Meeting of Shareholders to be held May 1, 2010, is incorporated herein by reference.

b)
Information on securities authorized for issuance under equity compensation plans appears in Part II, Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Page 30, as securities authorized for issuance under equity compensation plans. Additional information on share-based compensation under our equity compensation plans is available in Item 8, Note 17 of the Consolidated Financial Statements, Page 113.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following sections of our Proxy Statement for our Annual Meeting of Shareholders to be held May 1, 2010, are incorporated by reference: “Governance of Your Company — Director Independence” and “Governance of Your Company — Certain Relationships and Transactions.”

Item 14.	Principal Accountant Fees and Services

The “Audit-Related Matters,” section of our Proxy Statement for our Annual Meeting of Shareholders to be held May 1, 2010, which includes the “Proposal 4—Ratification of Selection of Independent Registered Public Accounting Firm,” “Report of the Audit Committee,” “Fees Billed by the Independent Registered Public Accounting Firm,” “Services Provided by the Independent Registered Public Accounting Firm,” is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

a)	Financial Statements – information contained in Part II, Item 8, of this report, Page 90 to Page 93

b)	Exhibits – see Index of Exhibits, Page 132

c)	Financial Statement Schedules

Schedule I – Summary of Investments — Other than Investments in Related Parties, Page 121

Schedule II – Condensed Financial Statements of Registrant, Page 123

Schedule III – Supplementary Insurance Information, Page 126

Schedule IV – Reinsurance, Page 128

Schedule V – Valuation and Qualifying Accounts, Page 129

Schedule VI – Supplementary Information Concerning Property Casualty Insurance Operations, Page 130

SCHEDULE I

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other than Investments in Related Parties

(In millions)	At December 31, 2009
Type of investment	Cost or amortized cost	Fair value	Balance sheet
Fixed maturities:
United States government:
The Cincinnati Life Insurance Company	$4	$4	$4
Total	4	4	4
Government-sponsored enterprises:
The Cincinnati Insurance Company	200	196	196
The Cincinnati Life Insurance Company	154	151	151
Total	354	347	347
Foreign government:
The Cincinnati Insurance Company	3	3	3
Total	3	3	3
States, municipalities and political subdivisions:
The Cincinnati Insurance Company	2,591	2,699	2,699
The Cincinnati Casualty Company	158	165	165
The Cincinnati Indemnity Company	36	38	38
The Cincinnati Specialty Underwriters Insurance Company	109	114	114
The Cincinnati Life Insurance Company	113	113	113
Total	3,007	3,129	3,129
Convertibles and bonds with warrants attached:
The Cincinnati Insurance Company	80	80	80
The Cincinnati Life Insurance Company	4	4	4
Cincinnati Financial Corporation	7	7	7
Total	91	91	91
Collateralized mortgage obligations
The Cincinnati Insurance Company	25	21	21
The Cincinnati Life Insurance Company	12	10	10
Total	37	31	31
All other corporate bonds:
The Cincinnati Insurance Company	2,059	2,178	2,178
The Cincinnati Casualty Company	53	57	57
The Cincinnati Indemnity Company	23	24	24
The Cincinnati Specialty Underwriters Insurance Company	83	88	88
The Cincinnati Life Insurance Company	1,568	1,645	1,645
CSU Producers Resources Inc.	5	5	5
Cincinnati Financial Corporation	227	253	253
Total	4,018	4,250	4,250
Total fixed maturities	$7,514	$7,855	$7,855

SCHEDULE I (CONTINUED)

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other than Investments in Related Parties

(In millions)	At December 31, 2009
Type of investment	Cost or amortized cost	Fair value	Balance sheet
Equity securities:
Common stocks:
The Cincinnati Insurance Company	$1,226	$1,790	$1,790
The Cincinnati Casualty Company	22	37	37
The Cincinnati Indemnity Company	2	2	2
The Cincinnati Life Insurance Company	100	97	97
Cincinnati Financial Corporation	591	682	682
Total	1,941	2,608	2,608
Nonredeemable preferred stocks:
The Cincinnati Insurance Company	68	81	81
The Cincinnati Life Insurance Company	7	12	12
Total	75	93	93
Total equity securities	$2,016	$2,701	$2,701
Short-term investments:
The Cincinnati Insurance Company	$5	$5	$5
CSU Producers Resources Inc.	1	1	1
Total short-term investments	$6	$6	$6
Other invested assets:
Real estate:
Cincinnati Financial Corporation	$6	—	$6
Policy loans:
The Cincinnati Life Insurance Company	40	—	40
Limited partnerships:
Cincinnati Financial Corporation	24	—	24
Other investments:
Cincinnati Financial Corporation	11	—	11
Total other invested assets	$81	—	$81
Total investments	$9,617	—	$10,643

SCHEDULE II

Cincinnati Financial Corporation (parent company only)
Condensed Balance Sheets

	At December 31,
(In millions)	2009	2008
ASSETS
Investments
Fixed maturities, at fair value	$261	$52
Equity securities, at fair value	683	809
Short-term investments, at fair value	0	65
Investment real estate, net	6	6
Other invested assets	36	40
Cash and cash equivalents	54	344
Equity in net assets of subsidiaries	4,441	3,711
Investment income receivable	5	4
Land, building and equipment, net, for company use (accumulated depreciation:
2009—$71; 2008—$64)	165	171
Prepaid federal income tax	18	0
Other assets	14	12
Due from subsidiaries	53	33
Total assets	$5,736	$5,247

LIABILITIES
Dividends declared but unpaid	$64	$63
Deferred federal income tax	16	21
6.92% senior debentures due 2028	391	392
6.9% senior debentures due 2028	28	28
6.125% senior notes due 2034	371	372
Other liabilities	106	189
Total liabilities	976	1,065

SHAREHOLDERS' EQUITY
Common stock	393	393
Paid-in capital	1,081	1,069
Retained earnings	3,862	3,579
Accumulated other comprehensive income	624	347
Treasury stock at cost	(1,200)	(1,206)
Total shareholders' equity	4,760	4,182
Total liabilities and shareholders' equity	$5,736	$5,247

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 90.

SCHEDULE II (CONTINUED)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Income

	Years ended December 31,
(In millions)	2009	2008	2007
REVENUES
Dividends from subsidiaries	$50	$170	$420
Investment income, net of expenses	41	67	100
Realized gains on investments	135	54	97
Other revenue	15	14	10
Total revenues	241	305	627

EXPENSES
Interest expense	52	51	49
Depreciation expense	7	6	3
Other expenses	20	19	15
Total expenses	79	76	67

INCOME BEFORE INCOME TAXES AND EARNINGS OF SUBSIDIARIES	162	229	560

PROVISION (BENEFIT) FOR INCOME TAXES
Current	8	23	34
Deferred	24	(20)	(2)
Total provision for income taxes	32	3	32

NET INCOME BEFORE EARNINGS OF SUBSIDIARIES	130	226	528

Increase in undistributed earnings of subsidiaries	302	203	327

NET INCOME	$432	$429	$855

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 90.

SCHEDULE II (CONTINUED)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Cash Flows

	Years ended December 31,
(In millions)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$432	$429	$855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8	6	2
Realized (gains) on investments	(135)	(54)	(97)
Changes in:
Investment income receivable	(1)	14	(2)
Current federal income taxes	(104)	92	(21)
Deferred income taxes	24	(20)	(2)
Other assets	(2)	4	0
Other liabilities	(22)	8	12
Undistributed earnings of subsidiaries	(302)	(203)	(327)
Net cash (used in) provided by operating activities	(102)	276	420

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed-maturities	22	0	9
Call or maturity of fixed-maturities	15	24	37
Sale of equity securities	408	629	186
Purchase of fixed-maturities	(206)	0	(1)
Purchase of equity securities	(246)	(125)	(231)
Change in short-term investments, net	65	(64)	0
Investment in buildings and equipment, net	(1)	(14)	(49)
Change in other invested assets, net	(5)	(9)	(6)
Change in securities lending collateral, net	0	9	(9)
Net cash (used in) provided by investing activities	52	450	(64)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in notes payable	0	(20)	20
Payment of cash dividends to shareholders	(249)	(250)	(240)
Purchase/issuance of treasury shares	1	(138)	(307)
Proceeds from stock options exercised	0	4	20
Net transfers to subsidiaries	8	15	120
Change in securities lending payable, net	0	(9)	9
Net cash used in financing activities	(240)	(398)	(378)
Net increase (decrease) in cash and cash equivalents	(290)	328	(22)
Cash and cash equivalents at beginning of year	344	16	38
Cash and cash equivalents at end of year	$54	$344	$16

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 90.

SCHEDULE III

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information

	Years ended December 31,
(In millions)	2009	2008	2007
Deferred policy acquisition costs:
Commercial lines insurance	$219	$229	$234
Personal lines insurance	78	77	78
Excess and surplus lines insurance	6	6	0
Total property casualty insurance	303	312	312
Life insurance	178	197	149
Total	$481	$509	$461

Gross future policy benefits, losses, claims and expense losses:
Commercial lines insurance	$3,725	$3,654	$3,533
Personal lines insurance	349	381	392
Excess and surplus lines insurance	22	5	0
Total property casualty insurance	4,096	4,040	3,925
Life insurance	1,817	1,580	1,505
Total (1)	$5,913	$5,620	$5,430

Gross unearned premiums:
Commercial lines insurance	$1,112	$1,166	$1,191
Personal lines insurance	372	367	371
Excess and surplus lines insurance	23	9	0
Total property casualty insurance	1,507	1,542	1,562
Life insurance	2	2	2
Total (1)	$1,509	$1,544	$1,564

Other policy claims and benefits payable:
Commercial lines insurance	$0	$0	$0
Personal lines insurance	0	0	0
Excess and surplus lines insurance	0	0	0
Total property casualty insurance	0	0	0
Life insurance	12	17	15
Total (1)	$12	$17	$15

Premium revenues:
Commercial lines insurance	$2,199	$2,316	$2,411
Personal lines insurance	685	689	714
Excess and surplus lines insurance	27	5	0
Total property casualty insurance	2,911	3,010	3,125
Life insurance	143	126	125
Consolidated eliminations	0	0	0
Total	$3,054	$3,136	$3,250

SCHEDULE III (CONTINUED)

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information

	Years ended December 31,
(In millions)	2009	2008	2007
Investment income, net of expenses:
Commercial lines insurance	$0	$0	$0
Personal lines insurance	0	0	0
Excess and surplus lines insurance	0	0	0
Total property casualty insurance (2)	336	350	393
Life insurance	122	119	114
Total	$458	$469	$507

Benefits, claims losses and settlement expenses:
Commercial lines insurance	$1,515	$1,504	$1,395
Personal lines insurance	551	547	437
Excess and surplus lines insurance	20	5	0
Total property casualty insurance	2,086	2,056	1,832
Life insurance	160	142	133
Consolidated eliminations	(4)	(5)	(2)
Total	$2,242	$2,193	$1,963

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$458	$462	$477
Personal lines insurance	143	145	150
Excess and surplus lines insurance	10	3	0
Total property casualty insurance	611	610	627
Life insurance	27	22	30
Total (3)	$638	$632	$657

Other underwriting and insurance expenses:
Commercial lines insurance	$261	$280	$248
Personal lines insurance	71	79	83
Excess and surplus lines insurance	11	2	0
Total property casualty insurance	343	361	331
Life insurance	23	23	22
Total (3)	$366	$384	$353

Written premiums:
Commercial lines insurance	$2,181	$2,311	$2,413
Personal lines insurance	691	685	704
Excess and surplus lines insurance	39	14	0
Total property casualty insurance	2,911	3,010	3,117
Accident health insurance	3	3	3
Consolidated eliminations	0	0	0
Total	$2,914	$3,013	$3,120

Notes to Schedule III:

(1) The sum of gross future policy benefits, losses, claims and expense losses, gross unearned premium and other policy claims and benefits payable is equal to the sum of Loss and loss expense reserves, Life policy reserves and Unearned premiums reported in the company’s consolidated balance sheets.

(2) This segment information is not regularly allocated to segments and reviewed by company management in making decisions about resources to be allocated to the segments or to assess their performance.

(3) The sum of amortization of deferred policy acquisition costs and other underwriting and insurance expenses is equal to underwriting, acquisition and insurance expenses in the consolidated statements of income.

SCHEDULE IV

Cincinnati Financial Corporation and Subsidiaries
Reinsurance

	Years ended December 31,
(Dollars in millions)	2009	2008	2007
Gross amounts:
Life insurance in force	$69,814	$65,887	$61,873
Earned premiums
Commercial lines insurance	$2,324	$2,449	$2,536
Personal lines insurance	715	721	742
Excess and surplus lines insurance	28	5	0
Total property casualty insurance	3,067	3,175	3,278
Life insurance	196	180	178
Consolidated eliminations	0	0	0
Total	$3,263	$3,355	$3,456

Ceded amounts to other companies:
Life insurance in force	$34,232	$33,710	$32,959
Earned premiums
Commercial lines insurance	$137	$144	$144
Personal lines insurance	31	34	31
Excess and surplus lines insurance	1	0	0
Total	169	178	175
Life insurance	53	54	53
Total	$222	$232	$228

Assumed amounts from other companies:
Life insurance in force	$1	$1	$2
Earned premiums
Commercial lines insurance	$12	$11	$20
Personal lines insurance	1	2	2
Excess and surplus lines insurance	0	0	0
Total property casualty insurance	13	13	22
Life insurance	0	0	0
Total	$13	$13	$22

Net amounts:
Life insurance in force	$35,583	$32,178	$28,916
Earned premiums
Commercial lines insurance	$2,199	$2,316	$2,411
Personal lines insurance	685	689	714
Excess and surplus lines insurance	27	5	0
Total property casualty insurance	2,911	3,010	3,125
Life insurance	143	126	125
Consolidated eliminations	0	0	0
Total	$3,054	$3,136	$3,250

Percentage of amounts assumed to net:
Life insurance in force	0.0%	0.0%	0.0%
Earned premiums
Commercial lines insurance	0.5%	0.5%	0.8%
Personal lines insurance	0.2	0.3	0.3
Excess and surplus lines insurance	0.0	0.0	0.0
Total property casualty insurance	0.4	0.4	0.7
Life insurance	0.0	0.0	0.0
Total	0.4%	0.4%	0.7%

SCHEDULE V

Cincinnati Financial Corporation and Subsidiaries
Valuation and Qualifying Accounts
(In millions)	At December 31,
	2009	2008	2007
Allowance for doubtful receivables:
Balance at beginning of period	$4	$4	$3
Additions charged to costs and expenses	2	3	3
Deductions	(3)	(3)	(2)
Balance at end of period	$3	$4	$4

SCHEDULE VI

Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations

	Years ended December 31,
(In millions)	2009	2008	2007
Deferred policy acquisition costs:
Commercial lines insurance	$219	$229	$234
Personal lines insurance	78	77	78
Excess and surplus lines insurance	6	6	0
Total	$303	$312	$312

Reserves for unpaid claims and claim adjustment expenses:
Commercial lines insurance	$3,725	$3,654	$3,533
Personal lines insurance	349	381	392
Excess and surplus lines insurance	22	5	0
Total	$4,096	$4,040	$3,925

Reserve discount deducted	$0	$0	$0

Unearned premiums:
Commercial lines insurance	$1,112	$1,166	$1,191
Personal lines insurance	372	367	371
Excess and surplus lines insurance	23	9	0
Total	$1,507	$1,542	$1,562

Earned premiums:
Commercial lines insurance	$2,199	$2,316	$2,411
Personal lines insurance	685	689	714
Excess and surplus lines insurance	27	5	0
Total	$2,911	$3,010	$3,125

Investment income:
Commercial lines insurance	$0	$0	$0
Personal lines insurance	0	0	0
Excess and surplus lines insurance	0	0	0
Total (1)	$336	$350	$393

Loss and loss expenses incurred related to current accident year:
Commercial lines insurance	$1,662	$1,777	$1,598
Personal lines insurance	591	597	478
Excess and surplus lines insurance	21	5	0
Total	$2,274	$2,379	$2,076

Loss and loss expenses incurred related to prior accident years:
Commercial lines insurance	$(147)	$(273)	$(204)
Personal lines insurance	(40)	(50)	(40)
Excess and surplus lines insurance	(1)	0	0
Total	$(188)	$(323)	$(244)

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$458	$462	$477
Personal lines insurance	143	145	150
Excess and surplus lines insurance	10	3	0
Total	$611	$610	$627

Paid loss and loss expenses:
Commercial lines insurance	$1,348	$1,387	$1,299
Personal lines insurance	573	568	492
Excess and surplus lines insurance	2	0	0
Total	$1,923	$1,955	$1,791

Written premiums:
Commercial lines insurance	$2,181	$2,311	$2,413
Personal lines insurance	691	685	704
Excess and surplus lines insurance	39	14	0
Total	$2,911	$3,010	$3,117

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
Date:                 February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ John J. Schiff, Jr.	Chairman of the Board	February 26, 2010
John J. Schiff, Jr.

/S/ Kenneth W. Stecher	President, Chief Executive Officer and Director	February 26, 2010
Kenneth W. Stecher

/S/ Steven J. Johnston	Chief Financial Officer, Senior Vice President, Secretary and Treasurer	February 26, 2010
Steven J. Johnston

/S/ William F. Bahl	Director	February 26, 2010
William F. Bahl

/S/ James E. Benoski	Vice Chairman of the Board	February 26, 2010
James E. Benoski

/S/ Gregory T. Bier	Director	February 26, 2010
Gregory T. Bier

/S/ Linda W. Clement-Holmes	Director	February 26, 2010
Linda W. Clement-Holmes

/S/ Kenneth C. Lichtendahl	Director	February 26, 2010
Kenneth C. Lichtendahl

/S/ W. Rodney McMullen	Director	February 26, 2010
W. Rodney McMullen

/S/ Gretchen W. Price	Director	February 26, 2010
Gretchen W. Price

/S/ Thomas R. Schiff	Director	February 26, 2010
Thomas R. Schiff

/S/ Douglas S. Skidmore	Director	February 26, 2010
Douglas S. Skidmore

/S/ John F. Steele, Jr.	Director	February 26, 2010
John F. Steele, Jr.

/S/ Larry R. Webb	Director	February 26, 2010
Larry R. Webb

/S/ E. Anthony Woods	Director	February 26, 2010
E. Anthony Woods

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description

3.1A	Amended Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 1999 Annual Report on Form 10-K dated March 23, 2000) (File No. 000-04604)

3.1B
Amendment to Article Fourth of Amended Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to Exhibit 3(i) filed with the company’s Current Report on Form 8-K dated July 15, 2005)

3.2
Regulations of Cincinnati Financial Corporation (incorporated by reference to the company's Definitive Proxy Statement dated March 2, 1992, Exhibit 2, as subsequently amended pursuant to adoption of Management's Proposal to Amend Cincinnati Financial Corporation's Code of Regulations on pages 5- 6 of  the company's Proxy dated March 20, 2008) (File No. 000-04604).

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

10.11	Form of Incentive Stock Option Agreement for Stock Option Plan VII (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated October 20, 2006)

10.12	Form of Nonqualified Stock Option Agreement for Stock Option Plan VII (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated October 20, 2006)

10.13	Form of Incentive Stock Option Agreement for the 2006 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated October 20, 2006)

10.14	Form of Nonqualified Stock Option Agreement for the 2006 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated October 20, 2006)

Exhibit No.	Exhibit Description
10.15	Restricted Stock Unit Agreement for John J. Schiff, Jr., dated January 31, 2007 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated January 31, 2007)

10.16	Restricted Stock Unit Agreement for James E. Benoski, dated January 31, 2007 (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated January 31, 2007)

10.17	Restricted Stock Unit Agreement for Jacob F. Scherer, Jr., dated January 31, 2007 (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated January 31, 2007)

10.18	Restricted Stock Unit Agreement for Kenneth W. Stecher, dated January 31, 2007 (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated January 31, 2007)

10.19	Restricted Stock Unit Agreement for Thomas A. Joseph, dated January 31, 2007 (incorporated by reference to Exhibit 10.5 filed with the company’s Current Report on Form 8-K dated January 31, 2007)

10.20
Form of Restricted Stock Unit Agreement for the Cincinnati Financial Corporation 2006 Stock Compensation Plan (service-based) (incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K dated January 31, 2007, as amended)

10.21
Form of Restricted Stock Unit Agreement for use under the Cincinnati Financial Corporation 2006 Stock Compensation Plan (performance-based) (incorporated by reference to Exhibit 10.1 filed with the company's Current Report on Form 8-K dated November 18, 2008)

10.22
Form of Incentive Compensation Agreement for the Cincinnati Financial Corporation Incentive Compensation Plan of 2009 (incorporated by reference to Exhibit 10.1 filed with the company's Current Report on Form 8-K dated March 16, 2009)

10.23
Stock Purchase Agreement between Cincinnati Financial Corporation and the E. Perry Webb Marital Trust, dated September 5, 2007 (incorporated by reference to Exhibit 10.34 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.24	Restricted Stock Unit Agreement for John J. Schiff, Jr. dated February 18, 2008 (incorporated by reference to Exhibit 10.1 filed with the company's Current Report on Form 8-K dated February 20, 2008)

10.25	Restricted Stock Unit Agreement for James E. Benoski dated February 18, 2008 (incorporated by reference to Exhibit 10.2 filed with the company's Current Report on Form 8-K dated February 20, 2008)

10.26
Restricted Stock Unit Agreement for Jacob F. Scherer, Jr. dated February 18, 2008 (incorporated by reference to Exhibit 10.3 filed with the company's Current Report on Form 8-K dated February 20, 2008)

10.27	Restricted Stock Unit Agreement for Kenneth W. Stecher dated February 18, 2008 (incorporated by reference to Exhibit 10.4 filed with the company's Current Report on Form 8-K dated February 20, 2008)

10.28	Restricted Stock Unit Agreement for Thomas A. Joseph dated February 18, 2008 (incorporated by reference to Exhibit 10.5 filed with the company's Current Report on Form 8-K dated February 20, 2008)

10.29
Unwritten arrangement with Lehman Brothers Inc. to sell 35,000,000 shares of Fifth Third stock held by the Cincinnati Financial Corporation (incorporated by reference to the further description of the arrangement set forth on the company’s Current Report on Form 8-K dated July 25, 2008)

10.30
Amended and Restated Cincinnati Financial Corporation Top Hat Savings Plan dated November 14, 2008 (incorporated by reference to Exhibit 10.38 filed with the company’s Annual Report on Form 10-K dated February 27, 2009)

10.31	Restricted Stock Unit Agreement for John J. Schiff, Jr. dated November 14, 2008 (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated November 14, 2008)

10.32	Restricted Stock Unit Agreement for James E. Benoski dated November 14, 2008 (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated November 14, 2008)

10.33	Restricted Stock Unit Agreement for Kenneth W. Stecher dated November 14, 2008 (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated November 14, 2008)

10.34	Restricted Stock Unit Agreement for Steven J. Johnston dated November 14, 2008 (incorporated by reference to Exhibit 10.5 filed with the company’s Current Report on Form 8-K dated November 14, 2008)

10.35	Restricted Stock Unit Agreement for Thomas A. Joseph dated November 14, 2008 (incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K dated November 14, 2008)

10.36	Restricted Stock Unit Agreement for J.F. Scherer dated November 14, 2008 (incorporated by reference to Exhibit 10.7 filed with the company’s Current Report on Form 8-K dated November 14, 2008)

10.37
Incentive Compensation Award Agreement for Kenneth W. Stecher dated March 16, 2009 under Incentive Compensation Plan of 2009 (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated March 16, 2009)

Exhibit No.	Exhibit Description
10.38
Incentive Compensation Award Agreement for Steven J. Johnston dated March 16, 2009 under Incentive Compensation Plan of 2009 (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated March 16, 2009)

10.39
Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, and PNC Bank, National Association, dated August 31, 2009 (which supersedes that certain Offer and Acceptance of terms to renew $75 million unsecured line of credit with PNC Bank, National Association, effective June 30, 2009, that was filed with and described in the company’s Current Report on Form 8-K dated July 7, 2009) (incorporated by reference to Exhibit 10.1 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.40
Swap Agreement by and among Cincinnati Financial Corporation, CFC Investment Company and PNC Bank, National Association, dated August 31, 2009 (incorporated by reference to Exhibit 10.2 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

11	Statement re: Computation of per share earnings for the years ended December 31, 2009, 2008, and 2007 contained in Part II, Item 8, Note 12 to the Consolidated Financial Statements

14	Cincinnati Financial Corporation Code of Ethics for Senior Financial Officers (incorporated by reference to the company’s Definitive Proxy Statement data March 18, 2004 (File No. 000-04604))

21	Cincinnati Financial Corporation subsidiaries contained in Part I, Item 1 of this report

23	Consent of Independent Registered Public Accounting Firm

31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer

31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002