Form 10-Q
period 2010-03-31
CINCINNATI FINANCIAL CORP
filed 2010-04-28
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010.

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

☐ Yes ☑ No

As of April 26, 2010, there were 162,984,380 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

Part I – Financial Information

Item 1.	Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(In millions except per share data)	March 31,	December 31,
	2010	2009

ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2010—$7,655; 2009—$7,514)	$8,081	$7,855
Equity securities, at fair value (cost: 2010—$2,089; 2009—$2,016)	2,838	2,701
Short-term investments, at fair value (amortized cost; 2010—$0; 2009—$6)	—	6
Other invested assets	83	81
Total investments	11,002	10,643

Cash and cash equivalents	402	557
Investment income receivable	116	118
Finance receivable	75	75
Premiums receivable	1,031	995
Reinsurance receivable	570	675
Prepaid reinsurance premiums	16	15
Deferred policy acquisition costs	485	481
Land, building and equipment, net, for company use (accumulated depreciation: 2010—$344; 2009—$335)	249	251
Other assets	55	45
Separate accounts	615	585
Total assets	$14,616	$14,440

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$4,119	$4,142
Life policy reserves	1,862	1,783
Unearned premiums	1,549	1,509
Other liabilities	561	670
Deferred income tax	206	152
Note payable	49	49
6.125% senior notes due 2034	371	371
6.9% senior debentures due 2028	28	28
6.92% senior debentures due 2028	391	391
Separate accounts	615	585
Total liabilities	9,751	9,680

Commitments and contingent liabilities (Note 9)	—	—

SHAREHOLDERS' EQUITY
Common stock, par value—$2 per share; (authorized: 2010—500 million shares, 2009—500 million shares; issued: 2010—196 million shares, 2009—196 million shares)	393	393
Paid-in capital	1,081	1,081
Retained earnings	3,865	3,862
Accumulated other comprehensive income	722	624
Treasury stock at cost (2010—33 million shares, 2009—34 million shares)	(1,196)	(1,200)
Total shareholders' equity	4,865	4,760
Total liabilities and shareholders' equity	$14,616	$14,440

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements Of Income

(In millions except per share data)	Three months ended March 31,
	2010	2009
REVENUES
Earned premiums	$746	$765
Investment income, net of expenses	130	124
Other income	3	3
Realized investment gains (losses), net
Other-than-temporary impairments on fixed maturity securities	(1)	(40)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	—	—
Other realized investment gains, net	9	38
Total realized investment gains (losses), net	8	(2)
Total revenues	887	890

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	516	581
Underwriting, acquisition and insurance expenses	268	255
Other operating expenses	4	6
Interest expense	14	14
Total benefits and expenses	802	856

INCOME BEFORE INCOME TAXES	85	34

PROVISION (BENEFIT) FOR INCOME TAXES
Current	15	(2)
Deferred	2	1
Total provision (benefit) for income taxes	17	(1)

NET INCOME	$68	$35

PER COMMON SHARE
Net income—basic	$0.42	$0.22
Net income—diluted	0.42	0.22

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements Of Shareholders’ Equity

(In millions)					Accumulated		Total
	Common Stock				Other		Share-
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	holders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance December 31, 2008	162	$393	$1,069	$3,579	$347	$(1,206)	$4,182

Net income	—	—	—	35	—	—	35
Other comprehensive income (loss), net	—	—	—	—	(278)	—	(278)
Total comprehensive income							(243)
Dividends declared	—	—	—	(63)	—	—	(63)
Stock-based compensation	—	—	3	—	—	—	3
Reissued	—	—	—	—	—	2	2
Balance March 31, 2009	162	$393	$1,072	$3,551	$69	$(1,204)	$3,881

Balance December 31, 2009	162	$393	$1,081	$3,862	$624	$(1,200)	$4,760

Net income	—	—	—	68	—	—	68
Other comprehensive income (loss), net	—	—	—	—	98	—	98
Total comprehensive income							166
Dividends declared	—	—	—	(65)	—	—	(65)
Stock options exercised	1	—	(2)	—	—	3	1
Stock-based compensation	—	—	3	—	—	—	3
Other	—	—	(1)	—	—	1	—
Balance March 31, 2010	163	$393	$1,081	$3,865	$722	$(1,196)	$4,865

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements Of Cash Flows

(In millions)	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$68	$35
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	10	8
Realized (gains) losses on investments	(8)	2
Stock-based compensation	3	3
Interest credited to contract holders	13	9
Deferred income tax expense	2	1
Changes in:
Investment income receivable	2	—
Premiums and reinsurance receivable	69	(2)
Deferred policy acquisition costs	(10)	(7)
Other assets	(4)	(4)
Loss and loss expense reserves	(23)	7
Life policy reserves	28	25
Unearned premiums	40	38
Other liabilities	(29)	(23)
Current income tax receivable/payable	(51)	(52)
Net cash provided by operating activities	110	40
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	74	62
Call or maturity of fixed maturities	176	215
Sale of equity securities	31	423
Collection of finance receivables	7	6
Purchase of fixed maturities	(431)	(873)
Purchase of equity securities	(88)	(345)
Change in short-term investments, net	6	71
Investment in buildings and equipment, net	(8)	(8)
Investment in finance receivables	(7)	(6)
Change in other invested assets, net	1	(3)
Net cash used in investing activities	(239)	(458)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(63)	(63)
Contract holder funds deposited	58	9
Contract holder funds withdrawn	(17)	(19)
Excess tax benefits on share-based compensation	(2)	—
Other	(2)	(3)
Net cash used in financing activities	(26)	(76)
Net decrease in cash and cash equivalents	(155)	(494)
Cash and cash equivalents at beginning of year	557	1,009
Cash and cash equivalents at end of period	$402	$515

Supplemental disclosures of cash flow information:
Interest paid (net of capitalized interest: 2010—$0; 2009—$0)	$—	$1
Income taxes paid	67	50
Non-cash activities:
Equipment acquired under capital lease obligations	$—	$2

Accompanying notes are an integral part of these condensed consolidated financial statements.

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Our actual results could differ from those estimates. The December 31, 2009, consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by GAAP.

Our March 31, 2010, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2009 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

We have changed our presentation of earned premiums in our condensed consolidated statements of income effective the first quarter 2010. We have summarized property casualty and life earned premiums to a single caption, “Earned premiums.” See Note 6, Reinsurance. Page 13, for further detail on property casualty and life earned premiums.

With the adoption of Accounting Standards Codification (ASC) 320, Recognition and Presentation of Other-Than-Temporary Impairments, in the second quarter of 2009, we recognized a cumulative effect adjustment of $106 million, net of tax, to reclassify the non-credit component of previously recognized impairments by increasing retained earnings and reducing accumulated other comprehensive income. ASC 320 does not allow retrospective application of the new other-than-temporary impairment (OTTI) model. Our Condensed Consolidated Statements of Income for the three months ended March 31, 2010, are not measured on the same basis as prior period amounts and, accordingly, these amounts are not comparable.

Adopted Accounting Updates

ASU 2010-08, Technical Corrections to Various Topics

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-08, Technical Corrections to Various Topics. ASU 2010-08 does not change any of the fundamentals of U.S. GAAP, but it does explain certain clarifications made to the guidance on embedded derivatives and hedging. We have adopted ASU 2010-08, and it is effective for the first reporting period after issuance and for fiscal years beginning after December 15, 2009. It did not have a material impact on our company’s financial position, cash flows or results of operations.

ASU 2010-09, Subsequent Events

In February 2010, the FASB issued ASU 2010-09, Subsequent Events. ASU 2010-09 removes the requirement for SEC filers to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. We have adopted ASU 2010-09, and it is effective for the first reporting period after issuance. It did not have a material impact on our company’s financial position, cash flows or results of operations.

Pending Accounting Updates

ASU 2010-06, Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 applies to all entities that are required to make disclosures about recurring or nonrecurring fair value measurements. ASU 2010-06 requires separate disclosures of the activity in the Level 3 category related to any purchases, sales, issuances, and settlements on a gross basis. The effective date of the disclosures regarding Level 3 category purchases, sales, issuances and settlements is for interim and annual periods beginning after December 15, 2010. The portion of ASU 2010-06 that has not yet been adopted will not have a material impact on our company’s financial position, cash flows or results of operations as it focuses on additional disclosures.

NOTE 2 – Investments

Fixed maturities (bonds and redeemable preferred stocks), equity securities (common and non-redeemable preferred stocks) and short-term investments have been classified as available for sale and are stated at fair values at March 31, 2010, and December 31, 2009.

The change in unrealized gains and losses on investments, net of taxes, described in the following table, is included in other comprehensive income and shareholders’ equity.

(In millions)	Three month ended March 31,
	2010	2009
Change in unrealized investment gains and losses and other summary:
Fixed maturities	$85	$97
Equity securities	64	(510)
Adjustment to deferred acquisition costs and life policy reserves	(3)	(4)
Pension obligations	1	1
Other	3	(12)
Income taxes on above	(52)	150
Total	$98	$(278)

The following table analyzes cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our investments, along with the amount of cumulative non-credit OTTI losses transferred to accumulated other comprehensive income (AOCI) in accordance with ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments, for securities that also had a credit impairment:

(In millions)
	Cost or amortized	Gross unrealized		Fair value	OTTI in AOCI
At March 31,	cost	gains	losses
2010
Fixed maturities:
States, municipalities and political subdivisions	$2,992	$122	$4	$3,110	$—
Convertibles and bonds with warrants attached	81	—	—	81	—
United States government	4	1	—	5	—
Government-sponsored enterprises	329	—	—	329	—
Foreign government	3	—	—	3	—
Short-term investments	—	—	—	—	—
Collateralized mortgage obligations	—	—	—	—	—
Corporate bonds	4,246	323	16	4,553	—
Total	$7,655	$446	$20	$8,081	$—
Equity securities	$2,089	$774	$25	$2,838	NA

At December 31,
2009
Fixed maturities:
States, municipalities and political subdivisions	$3,007	$128	6	$3,129	$—
Convertibles and bonds with warrants attached	91	—	—	91	—
United States government	4	—	—	4	—
Government-sponsored enterprises	354	—	7	347	—
Foreign government	3	—	—	3	—
Short-term investments	6	—	—	6	—
Collateralized mortgage obligations	37	—	6	31	—
Corporate bonds	4,018	268	36	4,250	—
Total	$7,520	$396	$55	$7,861	$—
Equity securities	$2,016	$714	$29	$2,701	NA

The unrealized investment gains at March 31, 2010, were largely due to a long-term net gain position of $725 million for our common stock portfolio. Contributing 10 percent or more of that net gain position were two publicly-traded holdings totaling $225 million: The Procter & Gamble Company (NYSE:PG) and Exxon Mobil Corporation (NYSE:XOM). At March 31, 2010, we had $82 million fair value of hybrid securities included in fixed maturities that follow ASC 815-15-25, Accounting for Certain Hybrid Financial Instruments.

The table below provides fair values and unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss position:

(In millions)	Less than 12 months		12 months or more		Total
At March 31,	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
2010
Fixed maturities:
States, municipalities and political subdivisions	$153	$2	$30	$2	$183	$4
Government-sponsored enterprises	61	—	2	—	63	—
Corporate bonds	316	8	161	8	477	16
Total	530	10	193	10	723	20
Equity securities	78	3	226	22	304	25
Total	$608	$13	$419	$32	$1,027	$45

At December 31,
2009
Fixed maturities:
States, municipalities and political subdivisions	$196	$4	$29	$2	$225	$6
Government-sponsored enterprises	347	7	—	—	347	7
Short-term investments	1	—	—	—	1	—
Collateralized mortgage obligations	—	—	27	6	27	6
Corporate bonds	397	19	309	17	706	36
Total	941	30	365	25	1,306	55
Equity securities	65	3	415	26	480	29
Total	$1,006	$33	$780	$51	$1,786	$84

Other-than-temporary Impairment Charges

For the three months ended March 31, 2010, there were no credit losses on fixed-maturity securities for which a portion of OTTI has been recognized in other comprehensive income. The following table provides the amount of OTTI charges:

(In millions)	Three months ended March 31,
	2010	2009
Other-than-temporary impairment charges:
Fixed maturities	$1	$50
Equity securities	—	—
Total	$1	$50

During the quarter ended March 31, 2010, we impaired two fixed-maturity securities for a total of $1 million. At March 31, 2010, 69 fixed-maturity investments with a total unrealized loss of $10 million had been in an unrealized loss position for 12 months or more. Of that total, one fixed-maturity security with a total unrealized loss of $1 million was trading below 70 percent of book value. Eight equity securities with a total unrealized loss of $22 million had been in an unrealized loss position for 12 months or more, but none were trading below 70 percent of book value.

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

NOTE 3 –Fair Value Measurements

Fair Value Hierarchy

In accordance with fair value measurements and disclosures, we categorized our financial instruments, based on the priority of the observable and market-based data for valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest observable input that has a significant impact on fair value measurement is used. Our valuation techniques have not changed from December 31, 2009, and ultimately management determines fair value.

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

We conduct a thorough review of fair value hierarchy classifications on a quarterly basis. Reclassification of certain financial instruments may occur when input observability changes. As noted below in the Level 3 disclosure table, reclassifications are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassification occurred.

The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis for the three months ended March 31, 2010, and December 31, 2009. We do not have any material liabilities carried at fair value. There were no significant transfers between Level 1 and Level 2.

Fair Value Disclosures for Assets

(In millions)	Asset fair value measurements at March 31, 2010 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, available for sale:
Corporate securities	$—	$4,606	$28	$4,634
Foreign government	—	3	—	3
U.S. Treasury and U.S. government agencies	5	329	—	334
States, municipalities and political subdivisions	—	3,106	4	3,110
Total	5	8,044	32	8,081
Common equities, available for sale	2,614	124	—	2,738
Preferred equities, available for sale	—	94	6	100
Taxable fixed maturities separate accounts	—	582	—	582
Top Hat Savings Plan	8	—	—	8
Total	$2,627	$8,844	$38	$11,509

(In millions)	Asset fair value measurements at December 31, 2009 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, available for sale:
Corporate securities	$—	$4,314	$27	$4,341
Foreign government	—	3	—	3
U.S. Treasury and U.S. government agencies	4	347	—	351
Collateralized mortgage obligations	—	31	—	31
States, municipalities and political subdivisions	—	3,125	4	3,129
Total	4	7,820	31	7,855
Common equities, available for sale	2,474	134	—	2,608
Preferred equities, available for sale	—	88	5	93
Short-term investments	—	6	—	6
Taxable fixed maturities separate accounts	—	555	—	555
Top Hat Savings Plan	7	—	—	7
Total	$2,485	$8,603	$36	$11,124

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the tables below by security type with a summary of changes in fair value as of March 31, 2010. Total Level 3 assets were less than 1 percent of financial assets measured at fair value for the three months ended March 31, 2010, and December 31, 2009.

(In millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	Taxable fixed maturities- separate accounts	States, municipalities and political subdivisions fixed maturities	Common equities	Preferred equities	Total
Beginning balance, December 31, 2009	$27	$—	$4	$—	$5	$36
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	1	1
Purchases, sales, issuances, and settlements	5	—	—	—	—	5
Transfers in and/or out of Level 3	(4)	—	—	—	—	(4)
Ending balance, March 31, 2010	$28	$—	$4	$—	$6	$38

(In millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Taxable fixed maturities	Taxable fixed maturities- separate accounts	Tax-exempt fixed maturities	Common equities	Preferred equities	Total
Beginning balance, December 31, 2008	$50	$6	$5	$64	$22	$147
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—	—	—	—	(3)	(3)
Included in other comprehensive income	(1)	—	—	—	2	1
Purchases, sales, issuances, and settlements	—	—	—	—	—	—
Transfers in and/or out of Level 3	(11)	(6)	—	—	(15)	(32)
Ending balance, March 31, 2009	$38	$—	$5	$64	$6	$113

For the three months ended March 31, 2010, one Level 3 corporate fixed-maturity security was purchased for $5 million. As a result of the change in use of observable or unobservable inputs throughout the first quarter of 2010, Level 3 corporate fixed-maturity securities decreased $4 million as one security totaling $7 million transferred from Level 3 to Level 2 and one security totaling $3 million transferred from Level 2 to Level 3. At March 31, 2010, total fair value of assets priced with broker quotes and other non-observable market inputs for the fair value measurements and disclosures was $38 million.

Fair Value Disclosure for Senior Debt and Life Insurance Assets and Liabilities

The disclosures below are not affected by the fair value hierarchy but are presented to provide timely information about the effects of current market conditions on financial instruments that are not reported at fair value in our financial statements.

This table summarizes the principal amounts of our long-term debt excluding unamortized discounts:

(In millions)			March 31,	December 31,
Interest rate	Year of issue		2010	2009

6.900%	1998	Senior debentures, due 2028	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391
6.125%	2004	Senior notes, due 2034	374	374
		Total	$793	$793

The fair value of our senior debt approximated $761 million at March 31, 2010, compared with $740 million at year-end 2009. Fair value was determined under the fair value measurements and disclosures accounting rules based on market pricing of these or similar debt instruments that are actively trading. Fair value can vary with macro-economic concerns. Regardless of the fluctuations in fair value, the outstanding principal amount of our long-term debt is $793 million. None of the notes are encumbered by rating triggers. Also, we have a note payable with outstanding principal amount of $49 million which approximates fair value.

The fair value of life policy loans outstanding principal and interest approximated $44 million, compared with book value of $40 million reported in the condensed consolidated balance sheets as of March 31, 2010.

Life reserves and liabilities for deferred annuities and other investment contracts were $800 million and $736 million for March 31, 2010, and December 31, 2009, respectively. Fair value for these deferred annuities and investment contracts was $774 million and $737 million for March 31, 2010, and December 31, 2009, respectively. Fair values of liabilities associated with certain investment contracts are calculated based upon internally developed models because active, observable markets do not exist for those items. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers as of March 31, 2010, to account for non-performance risk; (2) the rate of interest credited to policyholders is the portfolio net earned interest rate less a spread for expenses and profit; and

(3) additional lapses occur when the credited interest rate is exceeded by an assumed competitor credited rate, which is a function of the risk-free rate of the economic scenario being modeled.

NOTE 4 – Deferred Acquisition Costs

The expenses associated with issuing insurance policies – primarily commissions, premium taxes and underwriting costs – are deferred and amortized over the terms of the policies. We update our acquisition cost assumptions periodically to reflect actual experience, and we evaluate our deferred acquisition cost for recoverability. Other underwriting operating expenses were $113 million and $98 million in the three months ended March 31, 2010 and 2009, respectively. The table below shows the deferred policy acquisition costs and asset reconciliation, including the amortized deferred policy acquisition costs.

(In millions)	Three months ended March 31,
	2010	2009

Deferred policy acquisition costs asset at beginning of the period	$481	$509
Capitalized deferred policy acquisition costs	171	166
Amortized deferred policy acquisition costs	(161)	(159)
Amortized shadow deferred policy acquisition costs	(6)	(6)
Deferred policy acquisition costs asset at end of the period	$485	$510

There were no premium deficiencies for the reported condensed consolidated statements of income, as the sum of the anticipated loss and loss adjustment expenses, policyholder dividends, maintenance expenses and underwriting expenses did not exceed the related unearned premiums and anticipated investment income.

NOTE 5 – Property Casualty Loss And Loss Expenses

This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(In millions)	Three months ended March 31,
	2010	2009
Gross loss and loss expense reserves, beginning of period	$4,096	$4,040
Less reinsurance receivable	435	542
Net loss and loss expense reserves, beginning of period	3,661	3,498
Net incurred loss and loss expenses related to:
Current accident year	514	537
Prior accident years	(39)	7
Total incurred	475	544
Net paid loss and loss expenses related to:
Current accident year	113	142
Prior accident years	301	337
Total paid	414	479

Net loss and loss expense reserves, end of period	3,722	3,563
Plus reinsurance receivable	343	483
Gross loss and loss expense reserves, end of period	$4,065	$4,046

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

Because of changes in estimates of insured events in prior years, we decreased the provision for loss and loss expenses by $39 million and increased the provision for loss and loss expenses by $7 million for the three months ended March 31, 2010 and 2009, respectively. The reserve for loss and loss expenses in the condensed consolidated balance sheets also includes $53 million as of March 31, 2010, and $47 million as of March 31, 2009, for certain life and health loss and loss expense reserves.

NOTE 6 – Reinsurance

Our condensed consolidated statements of income include earned consolidated property casualty insurance premiums on assumed and ceded business:

(In millions)	Three months ended March 31,
	2010	2009
Direct earned premiums	$744	$771
Assumed earned premiums	3	3
Ceded earned premiums	(40)	(42)
Net earned premiums	$707	$732

Our condensed consolidated statements of income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

(In millions)	Three months ended March 31,
	2010	2009
Direct incurred loss and loss expenses	$449	$526
Assumed incurred loss and loss expenses	2	4
Ceded incurred loss and loss expenses	23	12
Net incurred loss and loss expenses	$474	$542

Our condensed consolidated statements of income include earned life insurance premiums on assumed and ceded business:

(In millions)	Three months ended March 31,
	2010	2009
Direct earned premiums	$50	$45
Assumed earned premiums	0	0
Ceded earned premiums	(11)	(12)
Net earned premiums	$39	$33

Our condensed consolidated statements of income include life insurance contract holders’ benefits incurred on assumed and ceded business:

(In millions)	Three months ended March 31,
	2010	2009
Direct contract holders' benefits incurred	$57	$50
Assumed contract holders' benefits incurred	0	0
Ceded contract holders' benefits incurred	(15)	(11)
Net incurred loss and loss expenses	$42	$39

NOTE 7 – Employee Retirement Benefits

The following summarizes the components of net periodic costs for our qualified and supplemental pension plans:

(In millions)	Three months ended March 31
	2010	2009
Service cost	$2	$2
Interest cost	3	3
Expected return on plan assets	(3)	(3)
Amortization of actuarial loss and prior service cost	1	—
Net periodic benefit cost	$3	$2

See our 2009 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 109 for information on our retirement benefits. We made matching contributions of $2 million to our 401(k) savings plan during both the first quarter of 2010 and 2009.

We made no contribution to the pension plan during the first quarter of 2010. We anticipate contributing $25 million during 2010 to our qualified pension plan as indicated in our 2009 Annual Report on Form 10-K

NOTE 8 – Stock-Based Associate Compensation Plans

We currently have four equity compensation plans that permit us to grant various types of equity awards. We currently grant incentive stock options, non-qualified stock options, service-based restricted stock units and performance-based restricted stock units under our shareholder-approved plans. We also have a Holiday Stock Plan that permits annual awards of one share of common stock to each full-time associate for each year of service up to a maximum of 10 shares. One of our equity compensation plans permits us to grant stock to our outside directors as a component of their annual compensation. For additional information about our equity compensation plans, see our 2009 Annual Report on Form 10-K, Item 8, Note 17, Stock-Based Associate Compensation Plans, Page 113.

A total of 17 million shares are authorized to be granted under the shareholder-approved plans. At March 31, 2010, six million shares were available for future issuance under the plans.

Our pretax and after-tax stock-based compensation costs are summarized below:

(In millions)	Three months ended March 31,
	2010	2009
Stock-based compensation cost	$3	$3
Income tax benefit	1	1
Stock-based compensation cost after tax	$2	$2

Stock-Based Awards

During the first quarter of 2010, we granted 31,310 shares of common stock to our directors for 2009 board service fees. Stock-based awards were granted to associates during the first quarter of 2010 and are summarized in the tables below.

As of March 31, 2010, $20 million of unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted-average period of 2.2 years.

Here is a summary of option information:

(Shares in thousands)	Shares	Weighted- average exercise price
2010
Outstanding at January 1, 2010	9,875	$36.67
Granted	902	26.60
Exercised	(1)	26.59
Forfeited	(841)	27.33
Outstanding at March 31, 2010	9,935	36.54

Here is a summary of restricted stock unit information:

(Shares in thousands)	Service-based nonvested shares	Weighted- average grant- date fair value	Performance-based nonvested shares	Weighted- average grant- date fair value
Nonvested at January 1, 2010	597	$31.60	121	$29.75
Granted	290	22.27	52	22.41
Exercised	(154)	40.68	0	0.00
Forfeited	(2)	27.24	0	0.00
Cancelled	0	0.00	(24)	40.74
Nonvested at March 31, 2010	731	26.00	149	25.38

NOTE 9 – Commitments And Contingent Liabilities

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

The company and its subsidiaries also are occasionally involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers’ compensation insurance policies, erroneous coding of municipal tax locations and excessive premium charges for uninsured motorist coverage. The company’s insurance subsidiaries also are occasionally parties to individual actions in which extra-contractual damages, punitive damage or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. The company accounts for such activity, if any, through the establishment of legal expense reserves included in underwriting expenses.

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

NOTE 10 – Income Taxes

As of December 31, 2009, we had no liability for unrecognized tax benefits. Details about our liability for unrecognized tax benefits are found in our 2009 Annual Report on Form 10-K, Item 8, Note 11, Income Taxes, Pages 108 and 109.

During the current quarter, there was no material change in our liability for unrecognized tax benefits. For the three months ended March 31, 2010, there have been no changes to any assumptions regarding our liability for unrecognized tax benefits that may be settled with the IRS in the next 12 months related to tax years 2007 and 2008.

NOTE 11 – Segment Information

We operate primarily in two industries, property casualty insurance and life insurance. We regularly review four different reporting segments to make decisions about allocating resources and assessing performance:

•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Life insurance

•	Investments

We report as Other the non-investment operations of the parent company and its non-insurer subsidiaries, CFC Investment Company and CSU Producer Resources Inc. We also report as Other the results of The Cincinnati Specialty Underwriters Insurance Company, as well as other income of our standard market property casualty insurance subsidiary. Also included in 2009 results for this segment are the operations of a former subsidiary, CinFin Capital Management. See our 2009 Annual Report on Form 10-K, Item 8, Note 18, Segment Information, Page 115 for a description of revenue, income or loss before income taxes and identifiable assets for each of the four segments.

Segment information is summarized in the following table:

(In millions)	Three months ended March 31,
	2010	2009
Revenues:
Commercial lines insurance
Commercial casualty	$164	$187
Commercial property	121	121
Commercial auto	95	99
Workers' compensation	74	83
Specialty packages	37	35
Surety and executive risk	24	25
Machinery and equipment	8	7
Total commercial lines insurance	523	557

Personal lines insurance
Personal auto	81	79
Homeowner	70	70
Other personal lines	23	22
Total personal lines insurance	174	171

Life insurance	39	34
Investment operations	138	122
Other	13	6
Total	$887	$890

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$(11)	$(12)
Personal lines insurance	(5)	(35)
Life insurance	—	(1)
Investment operations	119	106
Other	(18)	(24)
Total	$85	$34

Identifiable assets:
	March 31,	December 31,
	2010	2009
Property casualty insurance	$1,995	$2,202
Life insurance	1,196	1,176
Investment operations	11,040	10,684
Other	385	378
Total	$14,616	$14,440

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights significant factors influencing the consolidated results of operations and financial position of Cincinnati Financial Corporation (CFC). It should be read in conjunction with the consolidated financial statements and related notes included in our 2009 Annual Report on Form 10-K. Unless otherwise noted, the industry data is prepared by A.M. Best Co., a leading insurance industry statistical, analytical and financial strength rating organization. Information from A.M. Best is presented on a statutory basis. When we provide our results on a comparable statutory basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

We present per share data on a diluted basis unless otherwise noted, adjusting those amounts for all stock splits and dividends. Dollar amounts are rounded to millions; calculations of percent changes are based on dollar amounts rounded to the nearest thousand or million. Certain percentage changes are identified as not meaningful (nm).

Safe Harbor Statement

This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in our 2009 Annual Report on Form 10-K, Item 1A, Risk Factors, Page 23. Although we often review or update our forward-looking statements when events warrant, we caution our readers that we undertake no obligation to do so.

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

Introduction

Corporate Financial Highlights
Income Statement and Per Share Data

(Dollars in millions except share data)	Three months ended March 31,
	2010	2009	Change %
Income statement data
Earned premiums	$746	$765	(2)
Investment income, net of expenses	130	124	5
Realized investment gains and (losses), pretax	8	(2)	nm
Total revenues	887	890	0
Net income	68	35	94
Per share data (diluted)
Net income	0.42	0.22	91
Cash dividends declared	0.395	0.39	1

Weighted average shares outstanding	163,310,451	162,663,625	0

Revenues were slightly lower for the first quarter of 2010 compared with the first quarter of 2009 primarily due to lower earned premiums. Revenue trends and investment revenues are discussed further in the respective sections of Results of Operations, Page 25.

Realized investment gains and losses are recognized on the sales of investments or as otherwise required by GAAP. We have substantial discretion in the timing of investment sales, and that timing generally is independent of the insurance underwriting process. GAAP also requires us to recognize in income the gains or losses from certain changes in fair values of securities even though we continue to hold the securities.

Net income increased for the first quarter of 2010 compared with the first quarter of 2009, primarily due to improved property casualty underwriting results. After-tax investment income and realized investment gains were also both higher. Property casualty underwriting performance and investment results are discussed below in Results of Operations, beginning on Page 25. As discussed in our 2009 Annual Report on Form 10-K, Item 7, Factors Influencing Our Future Performance, Page 35, there are several reasons that our performance during 2010 may be below our long-term targets. In that annual report, as part of Results of Operations, we also discussed the year 2010 outlook for each reporting segment.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2009, the company had increased the indicated annual cash dividend rate for 49 consecutive years, a record we believe was matched by only 11 other publicly traded companies. Our board regularly evaluates relevant factors in dividend-related decisions, and the increase declared in August 2009 reflected confidence in our strong capital, liquidity and financial flexibility, as well as progress through our initiatives to improve earnings performance.

Balance Sheet Data and Performance Measures

(Dollars in millions except share data)	At March 31,	At December 31,
	2010	2009
Balance sheet data
Invested assets	$11,002	$10,643
Total assets	14,616	14,440
Short-term debt	49	49
Long-term debt	790	790
Shareholders' equity	4,865	4,760
Book value per share	29.86	29.25
Debt-to-capital ratio	14.7%		15.0%

	Three months ended March 31,
	2010	2009
Performance measure
Value creation ratio	3.4%	(5.7	) %

Invested assets and total assets increased compared with year-end 2009, largely because of the increased fair value of our investment portfolio at March 31, 2010, while shareholders’ equity and book value per share increased approximately 2 percent. Our debt-to-capital ratio (capital is the sum of debt plus shareholders’ equity) improved slightly compared with the December 31, 2009, level. The first-quarter value creation ratio, defined in the following section, also increased for 2010 compared with 2009, reflecting higher net income and growth in the fair value of our investment portfolio. The $0.61 increase in book value per share during the first three months of 2010 contributed 2.1 percentage points to the value creation ratio while dividends declared at $0.395 per share contributed 1.3 points.

Progress Toward Long-Term Value Creation

Through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on written premium volume for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies in 37 states as discussed in our 2009 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 1.

We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles. We believe that this forward-looking view has consistently benefited our policyholders, agents, shareholders and associates.

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

When looking at our longer-term objectives, we see three performance drivers:

•
Premium growth -- We believe over any five-year period our agency relationships and initiatives can lead to a property casualty written premium growth rate that exceeds the industry average. The compound annual growth rate of our net written premiums was negative 0.6 percent over the five-year period 2005 through 2009, compared with negative 1.0 percent estimated growth rate for the property casualty insurance industry.

For the first three months of 2010, our property casualty net written premiums decreased 3 percent overall while our largest segment, commercial lines, decreased 6 percent. A.M. Best forecasts that net written premiums will decline approximately 2 percent for the U.S. property casualty industry for the year 2010, with the industry’s commercial lines segment declining nearly 6 percent. A.M. Best also expects a sluggish economic recovery and forecasts that premium rates will be flat to slightly down throughout 2010. Given continued weak pricing in the insurance marketplace, we continue to exercise discipline for risk selection and pricing. Our careful underwriting approach and continued weakness in the broader economy offset progress on growth initiatives discussed below in Highlights of Our Strategies and Supporting Initiatives.

Targeted growth initiatives from recent years continue to mature over time, as measured by property casualty new business written premiums through our independent agents for current periods compared with the same period a year ago. In the first three months of 2010, targeted growth highlights included $5 million from three new commercial lines states where we began operating since 2008 and $4 million from all states in total for our personal lines operation.

•
Combined ratio -- We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently below 100 percent. Our GAAP combined ratio averaged 95.6 percent over the five-year period 2005 through 2009. It was below 100 percent in each year during the period except 2008 and 2009, which averaged 102.5 percent including average catastrophe losses that were 2.5 percentage points higher than the average for the 10-year period prior to 2008. Our statutory combined ratio averaged 95.4 percent over the five-year period 2005 through 2009 compared with an estimated 98.8 percent for the property casualty industry.

For the first three months of 2010, our GAAP combined ratio was 102.6 percent. Our statutory combined ratio was 101.1 percent, including 3.1 percentage points of current accident year catastrophe losses offset by 5.6 percentage points of favorable loss reserve development on prior accident years, compared with 105.1 percent, including 7.5 percentage points of current accident year catastrophe losses and 0.9 percentage points of unfavorable loss reserve development, for the first three months of 2009. A.M. Best forecasts the industry’s full-year 2010 statutory combined ratio at 101.7 percent, including 4.0 percentage points of catastrophe losses and a favorable impact of 2.3 percentage points from prior accident year reserve releases. For the commercial lines industry segment, A.M. Best forecasts a full-year 2010 statutory combined ratio at 103.7 percent, including 2.7 percentage points of catastrophe losses and a favorable impact of 2.1 percentage points from prior accident year reserve releases.

•
Investment contribution -- We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index (S&P 500 Index). The compound annual return for our equity portfolio over the five-year period 2005 through 2009 was negative 5.8 percent compared with positive 0.4 percent for the Index. Our equity portfolio underperformed the market for the five-year period primarily because of the decline in the market value of our previously large holdings in the financial services sector.

Investment income, on a before-tax basis, grew at a compound annual rate of 0.3 percent over the five-year period 2005 through 2009. It grew in each year except 2008 and 2009, when we experienced a dramatic reduction in dividend payouts by financial services companies held in our equity portfolio, a risk we addressed aggressively during 2008, completing that effort in early 2009.

For the first three months of 2010, pretax investment income was $130 million, up 5 percent from $124 million for the same period in 2009. The increase reflected higher interest income that offset lower dividends. The current investment portfolio mix provides a balance of income stability and growth with capital appreciation potential.

Highlights of Our Strategies and Supporting Initiatives

Management has worked to identify the strategies that can lead to long-term success, with concurrence by the board of directors. Our strategies are intended to position us to compete successfully in the markets we have targeted while appropriately managing risk. We believe successful implementation of the initiatives that support these strategies will help us better serve our agent customers, reduce volatility in our financial results and weather difficult economic, market or industry pricing cycles:

•
Manage capital effectively – Continued focus on capital-related initiatives is intended to manage our capital and provide financial flexibility so that we can successfully grow our insurance business while also building capital for the long-term benefit of shareholders. A strong capital position provides the capacity to support premium growth and provides the liquidity to pay claims while sustaining our investment in the people and infrastructure needed to implement our other strategic initiatives.

•
Improve insurance profitability – Implementation of profit-focused initiatives is intended to improve pricing capabilities for our property casualty business and improve our overall efficiency. Improved pricing helps us manage profit margins and greater efficiency helps control costs, together improving overall profitability. These initiatives also seek to help the agencies that represent us to grow profitably by allowing them to serve clients efficiently and manage expenses effectively.

•
Drive premium growth – Implementation of premium growth-oriented initiatives is intended to expand our geographic footprint and diversify our premium sources to obtain profitable growth without significant additional infrastructure expense. Diversified growth also may reduce earnings volatility related to regional differences for risks of weather-related catastrophes or potential negative changes in economic, judicial or regulatory environments.

We discuss initiatives supporting each of these three strategies below, along with metrics we use to assess our progress.

Manage Capital Effectively

Our primary capital management initiatives are:

•
Maintain a diversified investment portfolio by reviewing and applying diversification parameters and tolerances – We discuss our portfolio strategies in greater depth in our 2009 Annual Report on Form 10-K, Item 1, Investment Segment, Page 18.

o
High-quality fixed-maturity portfolio that exceeds total insurance reserves – At March 31, 2010, the average rating of the $8.081 billion fixed maturity portfolio was A2/A. The risk of potential decline of capital due to lower bond values during periods of increasing interest rates is managed in part through a generally laddered maturity schedule for this portfolio, as approximately 28 percent will mature during 2010 through 2014. The portfolio value exceeded total insurance reserve liability by approximately 35 percent. In addition, we have assets in the form of receivables from reinsurers, most with A.M. Best insurer financial strength ratings of A or better. These assets directly relate to insurance reserves, offsetting nearly 10 percent of that liability.

o
Diversified equity portfolio that has no concentrated positions in single stocks or industries – At March 31, 2010, no single security accounted for more than 5.7 percent of our portfolio of publicly traded common stocks, and no single sector accounted for more than 16.9 percent. Because of the strength of our fixed-maturity portfolio, we have the opportunity to invest for potential capital appreciation by purchasing equity securities. We seek to achieve a total return on the equity portfolio over any five-year period that exceeds that of the Standard & Poor’s 500 Index while taking similar or less risk.

o
Parent company liquidity that increases our flexibility through all periods to maintain our cash dividend and to continue to invest in and expand our insurance operations – At March 31, 2010, we held $1.086 billion of our cash and invested assets at the parent company level, of which $711 million, or 65.5 percent, was invested in common stocks, and $73 million, or 6.7 percent, was cash or cash equivalents.

•
Develop a comprehensive, enterprise-level catastrophe management program – Weather-related catastrophe losses for our property casualty business can significantly affect capital and cause earnings volatility. We continue to work on a comprehensive program with key objectives that include identifying an overall tolerance for catastrophe risk as well as regional guidelines that work with our underwriting and reinsurance efforts. An important element of this initiative is maintaining reinsurance coverage from highly rated reinsurers to mitigate underwriting risk and to support our ability to hold investments until maturity. See our 2009 Annual Report on Form 10-K, Item 7, 2010 Reinsurance Programs, Page 79, for additional details on our reinsurance.

•
Minimize reliance on debt as a source of capital, maintaining the ratio of debt-to-total capital below 20 percent – At March 31, 2010, this ratio at 14.7 percent was well below the 20 percent target limit as capital remained strong while debt levels were essentially unchanged from year-end 2009. Our long-term debt consists of three non-convertible, non-callable debentures, two due in 2028 and one in 2034.

•
Identify tolerances for other operational risks and calibrate management decisions accordingly – Among the areas of focus in early 2010 were implications of health care reform legislation and related income tax effects. Because our employee benefit plans do not include subsidies related to retiree prescription drug coverage, we have no corresponding tax effect due to the legislation. We also continued work on managing exposure to risks related to disaster recovery and business continuity. Our enterprise risk management efforts also include evaluating emerging risks such as potential changes in regulation at both the state and federal levels and the potential effects of increased inflation on assets and liabilities.

We measure the overall success of our strategy to effectively manage capital primarily by growing investment income and by achieving a total return on our equity investment portfolio that exceeds the return of the S&P 500 Index over any five-year period. We also monitor other measures. One of the most significant is our ratio of property casualty net written premiums to statutory surplus, which was 0.8-to-1 for the 12 months ended March 31, 2010, unchanged from 0.8-to-1 at year-end 2009. This ratio is a common measure of operating leverage used in the property casualty industry, with lower ratios indicating more capacity for a company’s premium growth. A.M. Best estimated the industry ratio was 0.8-to-1 at year-end 2009.

Another means of verifying our capital management strategy is our financial strength ratings. Our parent company’s senior debt is rated by four independent ratings firms. In addition, the ratings firms award insurer financial strength ratings to our property casualty and life companies based on their quantitative and qualitative analyses. These ratings primarily assess an insurer’s ability to meet financial obligations to policyholders and do not necessarily address all of the matters that may be important to shareholders. Ratings may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

As of April 27, 2010, our credit and financial strength ratings were:

Insurance Financial Strength Ratings
Rating Agency	Parent Company Senior Debt Rating	Standard Market Property Casualty Insurance Subsidiary			Life Insurance Subsidiary			Excess and Surplus Insurance Subsidiary			Status (date)
				Rating Tier			Rating Tier			Rating Tier
A. M. Best Co.	a	A+	Superior	2 of 16	A	Excellent	3 of 16	A	Excellent	3 of 16	Stable outlook (2/18/10)
Fitch Ratings	BBB+	A+	Strong	5 of 21	A+	Strong	5 of 21	–	–	–	Stable outlook (8/6/09)
Moody's Investors Service	A3	A1	Good	5 of 21	–	–	–	–	–	–	Stable outlook (9/25/08)
Standard & Poor's Ratings Services	BBB+	A+	Strong	5 of 21	A+	Strong	5 of 21	–	–	–	Negative outlook (06/30/08)

•
All of our insurance subsidiaries continue to be highly rated. On February 18, 2010, A.M. Best affirmed our ratings that it had assigned in December 2008, continuing its stable outlook. A.M. Best cited our superior risk-adjusted capitalization, strong five-year average operating performance, historically redundant reserves and successful distribution within our targeted regional markets. A.M. Best noted that common stock leverage was approximately 50 percent of statutory surplus at year-end 2009, a concern offset by our conservative underwriting and reserving philosophies, with loss reserves more than fully covered by a highly rated, diversified bond portfolio. No other ratings agency actions have occurred in 2010. Our debt ratings are discussed in our 2009 Annual Report on Form 10-K, Item 7, Additional Sources of Liquidity, Page 69.

Improve Insurance Profitability

The main initiatives to improve our insurance profitability include:

•
Improve underwriting expertise – While most of our lines of business have maintained underwriting profitability, we continue to work on improving our capabilities in risk selection and pricing. For the lines of business that are underperforming or that involve larger or more complex risks, we take a comprehensive approach – with collaborative expertise among a team of associates from underwriting, claims, loss control, marketing, actuarial services and premium audit – focusing efforts toward underwriting profitability. Progress during 2010 and future plans for key initiatives are summarized below.

o
Improve pricing capabilities in each line of business – Predictive modeling tools that better align individual insurance policy pricing to risk attributes were in use prior to 2010 for our homeowner and workers’ compensation lines of business and are expected to improve loss ratios over time. Audit processes are used to monitor compliance and to further develop risk selection and pricing capabilities. We are developing predictive models for all major lines of commercial insurance and for our personal auto line of business, with both commercial auto and personal auto targeted for use in late 2010. Other initiatives in progress include preparing regulatory filings for multiple price tiers supporting predictive modeling and more focused attention with measurements for discretionary rate credits applied based on risk quality.

o
Improving our business data, supporting accurate underwriting, pricing and decisions – Over the next several years, we will deploy a full data management program, including a data warehouse for our property casualty and life insurance operations that will provide enhanced granularity of pricing data. This is a phased, long-term project that is currently in progress. In the interim, new data mining and reporting tools are being implemented for use with existing databases.

•
Improve expense management to make the best use of our resources – Our ongoing investment in technology and workflow improvements will help us improve efficiency and grow our business, when insurance market conditions improve, without proportional increases in expenses. Efficiency gains currently being realized allowed us recently to reallocate associates, focusing resources on more strategic activities and initiatives. During the first quarter of 2010, our overall associate count decreased approximately 1 percent from the year-end 2009 level, primarily in data entry functions related to initial benefits from our investment in new or enhanced policy administration systems.

•
Develop and deploy technology plans – Technology continues to be key for improving efficiencies and streamlining processes for our agencies, allowing us to win an increasing share of their most profitable business. Our technology initiatives seek to make it easier for agents to do business with us while enhancing our tradition of local decision making by our agents and our field representatives who live and work in our agents’ communities. Ongoing technology development contributes to improved profitability by enhancing internal efficiency and the organization of business data used for underwriting and pricing. Progress during 2010 and future plans for major technology initiatives are highlighted below.

o
Commercial lines policy administration system – In the fourth quarter of 2009, we deployed a new system called e-CLAS® CPP for commercial package and auto coverages to all of our appointed agencies in 11 states. During the first quarter of 2010, the system was deployed to three additional states. In total those first 14 states produce approximately 60 percent of our commercial premium volume. We plan to deploy the system to as many as 16 additional states throughout 2010. The new system includes real-time quoting and policy issuance, direct bill capabilities with several payment plans, and interface capabilities to transfer selected policy data from agency management systems. The response from agency users has been very positive, and we believe the new system will further improve our position among the go-to carriers for our agencies, having a positive impact on future growth of profitable commercial lines business over the long term.

o
Personal lines policy administration system – In early 2010, a new version of this system, called Diamond 5.x, was deployed to all agents that produce our personal lines business. This Web-based system supports agency efficiency through pre-filling of selected policy data and easy-to-use screens. We continue to focus on making it easier for our agents to do business with us, which we believe will significantly benefit our objective of writing their highest quality accounts with superior profit margins. During the first three months of 2010, agents continued to generate solid growth for our personal lines segment as the number of policies in force increased by over 1 percent from the year-end 2009 level.

We measure the overall success of our strategy to improve insurance profitability primarily through our GAAP combined ratio, which we believe can be consistently below 100 percent over any five-year period.

In addition, we expect these initiatives to contribute to our rank as the No. 1 or No. 2 insurance company based on premium volume in agencies that have represented us for at least five years. In 2009, we again earned that rank in more than 75 percent of the agencies that have represented Cincinnati Insurance for more than five years, based on 2008 premiums. We are working to increase the percentage of agencies where we have achieved that rank.

Drive Premium Growth

Key initiatives to drive premium growth include:

•
New agency appointments in 2010 – In 2010, we are targeting 65 appointments of independent agencies writing an aggregate $1 billion in property casualty premiums annually with all insurance companies they represent. During the first three months of 2010, we appointed 11 new agencies that write an aggregate of nearly $140 million in property casualty premiums annually with various companies for an average of approximately $13 million per agency. The smallest of the new agencies writes approximately $1 million for all represented companies and the largest writes nearly $50 million. In recent years approximately 20 agencies that each write over $50 million for all represented companies have been appointed to represent The Cincinnati Insurance Companies. As of March 31, 2010, a total of 1,179 agency relationships market our standard market insurance products from 1,460 reporting locations.

We seek to build close, long-term relationships with each agency we appoint and carefully evaluate the marketing reach of each new appointment to ensure the territory can support both current and new agencies. Our 114 field marketing territories are staffed by marketing representatives averaging 19 years of industry experience and nine years as a Cincinnati Insurance field marketing representative. They each lead a team of field associates who work together with headquarters support associates to form our agent-centered business model that provides local expertise, helps us better understand the accounts we underwrite and creates another market advantage for our agents.

Expansion into new states provides opportunities to replicate and leverage our highly successful agent-centered business model through the appointment of additional agencies. At March 31, 2010, our agents were actively marketing Cincinnati Insurance policies in 37 states and we continue to study the regulatory and competitive environment in other states. We are targeting entry into two new states, Connecticut and Oregon, in the second half of 2010.

•
Earn a larger share of business with currently appointed agents – We continue to execute on growth initiatives begun in prior years, with a focus on the key components of agent satisfaction. Important initiatives are summarized below.

o
Deploy new products and service enhancements that address agents’ needs – In early 2010, we launched a Target Markets department intended to focus on new commercial product development and support, including identification of promising classes of business. A team of associates is dedicated full time to this department and engaged in research supporting the target markets initiative. Target Markets will develop associates with a focus and subject matter expertise in specific industry segments. This support is expected to allow our agents to capture a greater share of the business in their communities and to place that business with The Cincinnati Insurance Companies.

o
New states – Reaching our desired market share within an independent agency requires several years as relationships mature. We generally are able to earn a 10 percent share of an agency’s business within 10 years of its appointment. We also help our agents grow their business by attracting more clients in their communities through our unique style of service. In New Mexico and eastern Washington, states we entered in 2007, we appointed 13 agencies through 2009, earning an almost 5 percent share of their total agency annual premium volume as of the end of 2009. In Texas, which we entered in late 2008, net written premiums for the first three months of 2010 were $5 million compared with less than $1 million for the same period of 2009.

o
Excess & Surplus lines insurance – We entered this market in 2008 to better serve our agents and offer a variety of coverages in 36 of the 37 states where agents market our standard market coverages. Our agents write about $2.5 billion annually of excess and surplus lines business with other carriers and we plan to earn a profitable share by bringing Cincinnati-style service to agents and policyholders. While we carefully manage policy terms and conditions and limit our exposure of any single risk to $1 million through reinsurance, our excess and surplus lines business continues to grow at a healthy pace. During the first quarter of 2010, net written premiums were $12 million compared with $7 million for the same period of 2009, an increase of 64 percent.

o
Personal lines – Pricing refinements and improved ease of use for our agents continue to benefit premium growth. Enhancement of our tiered rating during 2009 helped to further improve our rate and credit structures to attract and retain business for our agents’ more quality-conscious clientele accounts, with pricing that targets long-term underwriting profitability. During the first quarter of 2010, net written premiums increased 7 percent while new business premiums increased 29 percent.

Opportunities for future growth were enhanced as we continued to appoint agents that formerly marketed only our commercial line products. During the first quarter seven more of those agencies were activated to offer our personal lines products, with 77 percent of our agents now offering personal lines in the 29 states where those products are marketed. In addition, agents continue to offer rollovers of seasoned business they previously placed with other carriers.

We measure the overall success of this strategy to drive premium growth primarily through changes in net written premiums, which we believe can grow faster than the industry average over any five-year period. For the first three months of 2010, our property casualty net written premiums declined by 3 percent, compared with an estimated full-year 2010 2 percent decline for the industry.

Despite near-term challenges in insurance and financial markets that are reflected in year-to-date 2010 financial performance, we have made significant progress on our initiatives and remain confident that our strategy will deliver long-term value for shareholders.

Results of Operations

The consolidated results of operations reflect the operating results of each of our four segments along with the parent company and other activities reported as “Other.” The four segments are:

•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Life insurance

•	Investments

We report as Other the non-investment operations of the parent company and its non-insurer subsidiaries, CFC Investment Company and CSU Producer Resources Inc. We also report as Other the results of The Cincinnati Specialty Underwriters Insurance Company, as well as other income of our standard market property casualty insurance subsidiary. See Item 1, Note 11, Segment Information, Page 15, for discussion of the calculations of segment data. Results of operations for each of the four segments are discussed below.

Consolidated Property Casualty Insurance Results of Operations

Consolidated property casualty insurance results include premiums and expenses for our standard market insurance (commercial lines and personal lines segments) as well as our surplus lines operations.

(Dollars in millions)	Three months ended March 31,
	2010	2009	Change %

Earned premiums	$708	$732	(3)

Loss and loss expenses from:
Current accident year before catastrophe losses	492	482	2
Current accident year catastrophe losses	22	55	(60)
Prior accident years before catastrophe losses	(32)	9	nm
Prior accident year catastrophe losses	(7)	(2)	(250)
Total loss and loss expenses	475	544	(13)
Underwriting expenses	252	243	4
Underwriting loss	$(19)	$(55)	65

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	69.5%	65.8%	3.7
Current accident year catastrophe losses	3.1	7.5	(4.4)
Prior accident years before catastrophe losses	(4.6)	1.2	(5.8)
Prior accident year catastrophe losses	(1.0)	(0.3)	(0.7)
Total loss and loss expenses	67.0	74.2	(7.2)
Underwriting expenses	35.6	33.3	2.3
Combined ratio	102.6%	107.5%	(4.9)

Combined ratio:	102.6%	107.5%	(4.9)
Contribution from catastrophe losses and prior years
reserve development	(2.5)	8.4	(10.9)
Combined ratio before catastrophe losses and prior
years reserve development	105.1%	99.1%	6.0

Our consolidated property casualty insurance operations generated an underwriting loss of $19 million for the three months ended March 31, 2010, compared with an underwriting loss of $55 million for the three months ended March 31, 2009. The main drivers of improvement included lower prior accident year losses for our commercial lines workers’ compensation business and lower catastrophe losses for our personal lines homeowner business as discussed below.

We measure and analyze property casualty underwriting results primarily by the combined ratio and its component ratios. The combined ratio is the percentage of incurred losses plus all expenses per each premium dollar -- the lower the ratio, the better the performance. An underwriting profit results when the combined ratio is below 100 percent. A combined ratio above 100 percent indicates that an insurance company’s losses and expenses exceeded premiums.

The combined ratio can be affected significantly by catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Development on prior accident year reserves favorably affected the combined ratio by 5.6 percentage points in the first quarter compared with an unfavorable effect of 0.9 percentage points in the first quarter of 2009. These ratios include development on prior period catastrophe loss reserves as shown in the table above. The higher amount of favorable development for the first three months of 2010 compared with 2009 was driven by a reversal of last year’s development trend for the workers’ compensation line of business as discussed in Commercial Lines Results of Operations on Page 28.

The underwriting expense ratio for the first three months of 2010 increased compared with the same periods of 2009. The increase was primarily due to both lower earned premiums and higher expenses. The main areas of higher expenses included technology costs to enhance and maintain our recently deployed policy administration systems and provisions for matters involving prior years and related to Note 9, Commitments and Contingent Liabilities, Page 14.

(Dollars in millions)	Three months ended March 31,
	2010	2009	Change %
Agency renewal written premiums	$682	$695	(2)
Agency new business written premiums	92	97	(5)
Other written premiums	(18)	(14)	(29)
Net written premiums	756	778	(3)
Unearned premium change	(48)	(46)	(4)
Earned premiums	$708	$732	(3)

The trends in net written premiums and earned premiums summarized in the table above reflect a continuation of strong competition in our markets plus economic recession impacts on insured exposures, partially offset by the effects of the premium growth strategies we discussed in our 2009 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 10. The main drivers of trends for 2010 are discussed by segment on Pages 28 and 32.

Consolidated property casualty agency new business written for the three months ended March 31, 2010, decreased $5 million compared with the same period of 2009. New business premiums grew significantly for our personal lines segment and slightly for our excess and surplus lines operation while declining for our commercial lines segment. We continued to experience new business growth related to initiatives for geographic or product line expansion into new and underserved areas. Agents appointed during 2009 or 2010 produced an increase in standard lines new business of $8 million for the first quarter of 2010 compared with the first quarter of 2009. As we appoint new agencies who choose to move accounts to us, we report these accounts as new business to us. While this business was new to us, in many cases it was not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that is less familiar to our agent due to it being recently obtained from a competing agent.

Catastrophe losses contributed 2.1 percentage points to the combined ratio in the three months ended March 31, 2010, compared with 7.2 percentage points in the same period of 2009.

The following table shows catastrophe losses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list catastrophe events for which our incurred losses reach or exceed $5 million.

(In millions, net of reinsurance)			Three months ended March 31,
			Commercial	Personal
Dates	Cause of loss	Region	lines	lines	Total
2010
Jan. 7	Freezing, wind	South, Midwest	$4	$2	$6
Feb. 4	Ice, snow, wind	East, Midwest	4	1	5
Feb. 9	Ice, snow, wind	East, Midwest	6	2	8
All Other			2	1	3
Development on 2009 and prior catastrophes			(6)	(1)	(7)
Calendar year incurred total			$10	$5	$15

2009
Jan. 26-28	Flood, freezing, ice, snow	South, Midwest	$6	$14	$20
Feb. 10-13	Flood, hail, wind	South, Midwest, East	11	19	30
Feb. 18-19	Wind, hail	South	—	5	5
Development on 2008 and prior catastrophes			(3)	1	(2)
Calendar year incurred total			$14	$39	$53

Commercial Lines Insurance Results Of Operations

(Dollars in millions)	Three months ended March 31,
	2010	2009	Change %

Earned premiums	$523	$557	(6)

Loss and loss expenses from:
Current accident year before catastrophe losses	372	363	2
Current accident year catastrophe losses	16	17	(6)
Prior accident years before catastrophe losses	(29)	11	nm
Prior accident year catastrophe losses	(6)	(3)	(100)
Total loss and loss expenses	353	388	(9)
Underwriting expenses	181	181	0
Underwriting loss	$(11)	$(12)	0

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	71.1%	65.2%	5.9
Current accident year catastrophe losses	3.0	3.1	(0.1)
Prior accident years before catastrophe losses	(5.5)	2.1	(7.6)
Prior accident year catastrophe losses	(1.2)	(0.6)	(0.6)
Total loss and loss expenses	67.4	69.8	(2.4)
Underwriting expenses	34.7	32.4	2.3
Combined ratio	102.1%	102.2%	(0.1)

Combined ratio:	102.1%	102.2%	(0.1)
Contribution from catastrophe losses and prior years
reserve development	(3.7)	4.6	(8.3)
Combined ratio before catastrophe losses and prior
years reserve development	105.8%	97.6%	8.2

Overview

First-quarter performance highlights for the commercial lines segment include:

•
Premiums – Commercial lines earned premiums and net written premiums declined during the first quarter 2010 due to lower insured exposure levels from the weak economy, slightly lower pricing and continued strong competition that caused us to decline opportunities to write new or renewal business we considered underpriced. The premiums table below analyzes the components of earned premiums.

Both renewal and new business premium volume reflected a weak economy in many geographic regions, resulting in lower levels of insured exposures. Economic impacts were relatively greater on our contractor-related business, which primarily affects certain lines of business, as discussed in our 2009 Annual Report on Form 10-K, Item 7, Commercial Lines Insurance Results of Operations, Page 50. These lower exposures are reflected by the more significant decrease in written premiums for our commercial casualty and workers’ compensation business relative to other commercial business as shown in the Commercial Lines of Business Analysis below. Premiums for these two lines of business include the result of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits contributed $14 million of the $34 million earned premium decline in the first quarter of 2010.

Lower pricing contributed to the decrease in agency renewal written premiums. We work with our agents to retain accounts with manageable risk characteristics that support the lower average prevailing prices in the marketplace. Our agents, assisted by our field associates who handle underwriting, claims, loss control or premium audit responsibilities, provide us with insight on local market conditions. We use such insights in making decisions intended to adequately price business to achieve target profit margins. We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies. Our commercial lines policies averaged an estimated price decline of slightly less than 1 percent during the first quarter of 2010, improving modestly from a low-single-digit range average decline for the second half of 2009. Compared with averages, more significant declines sometimes occur, particularly for larger accounts.

New business written premiums for commercial lines also decreased during the first quarter of 2010. Our three newest states for our commercial lines operation – Texas, Colorado and Wyoming – generated an increase in new business of $5 million for the first three months of 2010 compared with the same period of 2009, while other states in total decreased by nearly $14 million or 19 percent. The trend of writing fewer policies with annual premiums of $100,000 or more continued during the first quarter, reflecting significant competition for larger accounts.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2010	2009	Change %
Agency renewal written premiums	$533	$557	(4)
Agency new business written premiums	66	76	(13)
Other written premiums	(11)	(7)	(57)
Net written premiums	588	626	(6)
Unearned premium change	(65)	(69)	6
Earned premiums	$523	$557	(6)

•
Combined ratio – The commercial lines combined ratio for the first quarter of 2010 was essentially unchanged compared with the first quarter of 2009 as a higher underwriting expense ratio offset improvement in the total loss and loss expense ratio. The ratio for current accident year loss and loss expenses before catastrophe losses of 71.1 percent declined slightly compared with the 72.5 percent accident year 2009 result measured as of December 31, 2009. New losses greater than $4 million, shown in the table below, had a first-quarter 2010 ratio impact of 1.1 percentage points compared with 2.4 percentage points for full-year 2009 and drove the ratio decline for the 2010 accident year.

The net effect of reserve development for prior accident years during the first three months of 2010 was favorable for commercial lines overall at $35 million compared with unfavorable development of $8 million for the same period in 2009. The unfavorable reserve development for prior accident years during the first quarter of 2009 was primarily due to a $20 million workers’ compensation reserve increase for prior accident year reserves resulting from a higher loss cost inflation estimate. For the first three months of 2010, most of the favorable reserve development for prior accident years occurred in the commercial casualty line of business for accident years 2008 and 2009. The favorable reserve development recognized for commercial casualty is due mainly to lower estimates of loss cost trend and case reserve emergence that was lighter than anticipated. Reserve estimates are inherently uncertain as described in our 2009 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Reserves, Page 38.

Our loss and loss expense ratio for workers’ compensation remained high at 91.4 percent and was a primary reason the commercial lines segment did not produce an underwriting profit. As discussed on Page 23, predictive modeling for workers’ compensation is expected to improve pricing accuracy, therefore improving profitability and the related ratios over time. Other actions taken to improve workers’ compensation results include assigning additional staff to specialize in workers’ compensation claims handling, increasing the use of loss control risk evaluation services and promoting the timely reporting of claims. Direct reporting of workers’ compensation claims, implemented in early 2010, provides detailed information for prompt assignment of claims handling expertise appropriate for each case. More specialized claims handling and earlier reporting are expected to enable our claims representatives to manage and contain the costs of claims that have already occurred more effectively, while additional loss control services are intended to prevent worker-related accidents or lessen the severity of injuries when accidents occur.

The underwriting expense ratio for the first three months of 2010 increased compared with the same period of 2009. The increase was primarily due to lower earned premiums and higher technology expenses related to our recently deployed commercial lines policy administration system.

Other factors contributing to the change in the commercial lines combined ratio were lower pricing, lower audit premiums and normal loss cost inflation. Underwriting results and related measures for the combined ratio are summarized in the table above. The tables and discussion below provide additional details for the primary drivers of underwriting results.

Commercial Lines Insurance Losses by Size

(Dollars in millions)	Three months ended March 31,
	2010	2009	Change %
New losses greater than $4,000,000	$6	$9	(33)
New losses $1,000,000-$4,000,000	32	26	23
New losses $250,000-$1,000,000	40	47	(15)
Case reserve development above $250,000	32	51	(37)
Total large losses incurred	110	133	(17)
Other losses excluding catastrophe losses	161	174	(7)
Catastrophe losses	10	14	(29)
Total losses incurred	$281	$321	(12)

Ratios as a percent of earned premiums:			Pt. Change
New losses greater than $4,000,000	1.1%	1.7%	(0.6)
New losses $1,000,000-$4,000,000	6.1	4.7	1.4
New losses $250,000-$1,000,000	7.7	8.4	(0.7)
Case reserve development above $250,000	6.2	9.1	(2.9)
Total large loss ratio	21.1	23.9	(2.8)
Other losses excluding catastrophe losses	30.8	31.2	(0.4)
Catastrophe losses	1.8	2.5	(0.7)
Total loss ratio	53.7%	57.6%	(3.9)

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2010, the ratio for these losses and case reserve increases were 2.8 percentage points less than last year’s first quarter, primarily due to a lower number of claims and incurred losses for the general liability coverage. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in the large case reserves for claims above $250,000.

Commercial Lines of Business Analysis

Approximately 95 percent of our commercial lines premiums relate to accounts with coverages from more than one of our business lines. As a result, we believe that the commercial lines segment is best measured and evaluated on a segment basis. However, we provide line of business data to summarize premium and loss trends separately for each line.

(Dollars in millions)	Three months ended March 31,
	2010	2009	Change %
Commercial casualty:
Written premiums	$191	$209	(9)
Earned premiums	164	187	(12)
Loss and loss expenses incurred	96	103	(7)
Loss and loss expense ratio	58.3%	55.2%
Contribution from catastrophe losses	0.0	0.0
Contribution from prior period reserve development	(12.7)	(9.7)
Commercial property:
Written premiums	$129	$132	(2)
Earned premiums	121	121	0
Loss and loss expenses incurred	86	83	4
Loss and loss expense ratio	71.0%	69.0%
Contribution from catastrophe losses	8.3	7.4
Contribution from prior period reserve development	(1.8)	4.8
Commercial auto:
Written premiums	$103	$110	(6)
Earned premiums	95	99	(4)
Loss and loss expenses incurred	58	59	(2)
Loss and loss expense ratio	61.0%	59.7%
Contribution from catastrophe losses	(1.0)	(0.1)
Contribution from prior period reserve development	(7.1)	1.7
Workers' compensation:
Written premiums	$95	$104	(9)
Earned premiums	74	83	(11)
Loss and loss expenses incurred	67	97	(31)
Loss and loss expense ratio	91.4%	117.5%
Contribution from catastrophe losses	0.0	0.0
Contribution from prior period reserve development	(11.9)	24.0
Specialty packages:
Written premiums	$39	$38	3
Earned premiums	37	35	6
Loss and loss expenses incurred	33	34	(3)
Loss and loss expense ratio	89.0%	96.0%
Contribution from catastrophe losses	1.1	13.7
Contribution from prior period reserve development	10.0	5.9
Surety and executive risk:
Written premiums	$23	$25	(8)
Earned premiums	24	25	(4)
Loss and loss expenses incurred	13	8	63
Loss and loss expense ratio	51.1%	30.3%
Contribution from catastrophe losses	0.0	0.0
Contribution from prior period reserve development	4.0	(17.3)
Machinery and equipment:
Written premiums	$8	$8	0
Earned premiums	8	7	14
Loss and loss expenses incurred	—	4	nm
Loss and loss expense ratio	6.1%	59.3%
Contribution from catastrophe losses	(1.0)	4.5
Contribution from prior period reserve development	(17.2)	17.5

As discussed above, the loss and loss expense ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three months ended March 31, 2010, the only commercial lines of business with significant adverse profitability trends are workers’ compensation and specialty packages. As discussed above, we are taking action to improve pricing and reduce loss costs for workers’ compensation, which is expected to benefit future profitability trends. Most of the specialty package profit deterioration is due to large losses, which should return nearer to historical averages.

Personal Lines Insurance Results of Operations

(Dollars in millions)	Three months ended March 31,
	2010	2009	Change %

Earned premiums	$174	$171	2

Loss and loss expenses from:
Current accident year before catastrophe losses	111	115	(3)
Current accident year catastrophe losses	6	38	(84)
Prior accident years before catastrophe losses	(4)	(2)	(100)
Prior accident year catastrophe losses	(1)	1	nm
Total loss and loss expenses	112	152	(26)
Underwriting expenses	67	54	24
Underwriting loss	$(5)	$(35)	86

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	63.7%	67.4%	(3.7)
Current accident year catastrophe losses	3.3	22.0	(18.7)
Prior accident years before catastrophe losses	(2.3)	(1.4)	(0.9)
Prior accident year catastrophe losses	(0.3)	0.6	(0.9)
Total loss and loss expenses	64.4	88.6	(24.2)
Underwriting expenses	38.1	32.1	6.0
Combined ratio	102.5%	120.7%	(18.2)

Combined ratio:	102.5%	120.7%	(18.2)
Contribution from catastrophe losses and prior years
reserve development	0.7	21.2	(20.5)
Combined ratio before catastrophe losses and prior
years reserve development	101.8%	99.5%	2.3

Overview

Performance highlights for the personal lines segment include:

•	Premiums – Personal lines earned premiums and net written premiums increased for the first quarter of 2010 due to higher renewal and new business premiums that reflected improved pricing.

Agency renewal written premiums increased 4 percent in the first quarter of 2010 because of rate increases plus strong policy retention rates. Pricing changes during 2009 included an expansion of pricing points and pricing sophistication, incorporating insurance scores and credits for policies on above-average quality risks. Various rate changes were implemented beginning October 2009, including increases for the homeowner line of business averaging approximately 6 percent, with some individual policy rate increases in the double-digit range. Similar rate changes, with a slightly higher average rate effect, are expected to be implemented in the fourth quarter of 2010 for states representing the majority of our personal lines business.

Personal lines new business written premiums continued a strong growth trend, increasing at a rate of 29 percent for the three months ended March 31, 2010. We continue to be successful in attracting more of our agents’ preferred business as the average quality of our book of business has improved. Significant new business growth occurred in states where we have operated for decades as well as states where we significantly expanded our personal lines product offerings and automation capabilities beginning in 2008. Some of what we report as new business came from accounts that were not new to our agents. We believe these seasoned accounts tend to be priced more accurately than business that is less familiar to our agents.

We continue to implement strategies discussed in our 2009 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 9, to enhance our response to marketplace changes and help achieve our long-term objectives for personal lines growth and profitability. These strategies include expansion during recent years into four western states with historical industry catastrophe loss ratios that are significantly better than our historical ratios for states where we operated prior to that expansion.

Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2010	2009	Change %
Agency renewal written premiums	$143	$137	4
Agency new business written premiums	18	14	29
Other written premiums	(6)	(6)	0
Net written premiums	155	145	7
Unearned premium change	19	26	(27)
Earned premiums	$174	$171	2

•
Combined ratio – The personal lines combined ratio for the first quarter of 2010 improved 18.2 percentage points compared with the first quarter of 2009, primarily due to lower weather-related catastrophe losses. The ratio for current accident year loss and loss expenses before catastrophe losses of 63.7 percent improved 7.2 percentage points compared with the 70.9 percent accident year 2009 result measured as of December 31, 2009. Rate increases and lower large losses were the primary drivers of the improvement. New losses greater than $250,000, shown in the table below, had a first-quarter 2010 ratio impact of 7.0 percentage points compared with 10.1 percentage points for full-year 2009 and accounted for 3.1 percentage points of the decline for the 2010 accident year.

In addition to the rate increases discussed above, we continue to refine our pricing to better match premiums to the risk of loss on individual policies. We also continue to increase pricing sophistication that considers insurance scores and other attributes of risk for the insured exposure. The results of improved pricing per risk and the broad-based rate increases are expected to improve the combined ratio over the next several quarters. In addition, greater geographic diversification is expected over time to reduce the volatility of homeowner underwriting results attributable to weather-related catastrophe losses.

Personal lines reserve development for prior accident years during the first three months of 2010 trended favorably, similar to trends for the same period of 2009. Most of the favorable reserve development for prior accident years recognized during 2009 occurred in the personal auto line of business. Reserve estimates are inherently uncertain as described in our 2009 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Reserves, Page 38.

The underwriting expense ratio for the first three months of 2010 increased compared with the first quarter of 2009. The increase was primarily due to provisions for matters involving prior years and related to Note 9, Commitments and Contingent Liabilities, Page 14. In addition, costs to develop and maintain our recently deployed personal lines policy administration system increased the expense ratio.

Personal Lines Insurance Losses by Size

(Dollars in millions)	Three months ended March 31,
	2010	2009	Change %
New losses greater than $4,000,000	$0	$0	nm
New losses $1,000,000-$4,000,000	3	1	200
New losses $250,000-$1,000,000	10	15	(33)
Case reserve development above $250,000	3	5	(40)
Total large losses incurred	16	21	(24)
Other losses excluding catastrophe losses	76	74	3
Catastrophe losses	5	39	(87)
Total losses incurred	$97	$134	(28)

Ratios as a percent of earned premiums:			Pt. Change
New losses greater than $4,000,000	0.0%	0.0%	0.0
New losses $1,000,000-$4,000,000	1.5	0.8	0.7
New losses $250,000-$1,000,000	5.5	8.6	(3.1)
Case reserve development above $250,000	1.9	3.0	(1.1)
Total large losses incurred	8.9	12.4	(3.5)
Other losses excluding catastrophe losses	43.4	43.3	0.1
Catastrophe losses	3.0	22.6	(19.6)
Total loss ratio	55.3%	78.3%	(23.0)

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2010, the ratio for these losses and case reserve increases was 3.5 percentage points less than last year’s first quarter, primarily due to a lower number of claims and incurred losses for the personal auto line of business. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in the large case reserves for claims above $250,000.

Personal Lines of Business Analysis

We prefer to write personal lines coverages on an account basis that includes both auto and homeowner coverages as well as coverages from the other personal business line. As a result, we believe that the personal lines segment is best measured and evaluated on a segment basis. However, we provide the line of business data to summarize premium and loss trends separately for each line.

(Dollars in millions)	Three months ended March 31,
	2010	2009	Change %
Personal auto:
Written premiums	$73	$68	7
Earned premiums	81	79	3
Loss and loss expenses incurred	47	50	(6)
Loss and loss expense ratio	58.2%	63.6%
Contribution from catastrophe losses	(0.1)	0.3
Contribution from prior period reserve development	(4.7)	3.4
Homeowner:
Written premiums	$60	$56	7
Earned premiums	70	70	0
Loss and loss expenses incurred	53	93	(43)
Loss and loss expense ratio	76.0%	132.9%
Contribution from catastrophe losses	6.9	51.5
Contribution from prior period reserve development	1.6	6.5
Other personal:
Written premiums	$22	$21	5
Earned premiums	23	22	5
Loss and loss expenses incurred	12	9	33
Loss and loss expense ratio	51.5%	37.8%
Contribution from catastrophe losses	2.8	11.0
Contribution from prior period reserve development	(7.8)	(38.2)

As discussed above, the loss and loss expense ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves from prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three months ended March 31, 2010, the personal line of business with the most significant adverse profitability trend was homeowner. As discussed above, we continue to take action to improve pricing per risk and overall rates, which is expected to improve future profitability trends. In addition we anticipate that the long-term future average for the catastrophe loss ratio would improve due to gradual geographic diversification into states less prone to catastrophe losses.

Life Insurance Results Of Operations

Life Insurance Results

(In millions)	Three months ended March 31,
	2010	2009	Change %
Earned premiums	$39	$33	18
Separate account investment management fees	—	1	nm
Total revenues	39	34	15
Contract holders' benefits incurred	42	39	8
Investment interest credited to contract holders	(19)	(16)	(19)
Operating expenses incurred	16	12	33
Total benefits and expenses	39	35	11
Life insurance segment profit (loss)	$—	$(1)	nm

Overview

Performance highlights for the life insurance segment include:

•
Revenues – Revenues were higher for the three months ended March 31, 2010, driven by an earned premium increase largely due to growth from term life insurance products and universal life insurance products. Term life insurance earned premiums increased 21 percent while universal life earned premiums increased 17 percent in the first three months of 2010 compared with the same period of 2009. Earned premiums for the first quarter included $22 million of term life insurance, $9 million of universal life insurance, and $8 million of other life insurance, annuity, and disability income products.

Gross in-force life insurance policy face amounts increased to $70.936 billion at March 31, 2010, from $69.815 billion at year-end 2009.

Fixed annuity deposits received for the first quarter of 2010 were $65 million compared with $12 million for the same period of 2009. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as a liability with a portion representing profit subsequently earned over time. We do not write variable or equity-indexed annuities.

•
Profitability – Our life insurance segment typically reports only a small profit or loss on a GAAP basis because most of its investment income is included in our investment segment results. We include only investment income credited to contract holders (interest assumed in life insurance policy reserve calculations) in our life insurance segment results. Profit of less than $1 million for our life insurance segment in the first quarter of 2010 compared favorably with a $1 million loss for the first quarter of 2009 when the segment experienced less favorable mortality experience.

Although we exclude most of our life insurance company investment income from our life insurance segment results, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life insurance-related invested assets, the life insurance company reported a net profit of $7 million in the three months ended March 31, 2010, compared with a net loss of $9 million for the same period of 2009. The life insurance company portfolio had after-tax realized investment loss of $1 million in the three months ended March 31, 2010, compared with after-tax realized investment losses of $18 million for the same period of 2009.

Life segment expenses consist principally of contract holders (policyholders) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits rose in the first quarter of 2010 due to increased levels of policy reserves associated with growth in earned life insurance premiums. Net death claims remained within our range of pricing expectations. Operating expenses increased principally because of the level of commission expense associated with new term life insurance and fixed annuity policies, partially offset by deferred acquisition costs related to these products.

Investments Results of Operations

Overview

The investment segment contributes investment income and realized gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income

Pretax investment income increased 5 percent for the three months ended March 31, 2010, primarily due to higher interest income somewhat offset by a decline in dividend income, reflecting an increased allocation to fixed-maturity securities over the past year. In our 2009 Form 10-K, Item 1, Investments Segment, Page 18 and Item 7, Investments Outlook, Page 67, we discussed our portfolio strategies. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in Item 3, Quantitative and Qualitative Disclosures About Market Risk, Page 42.

Investment Results

(In millions)	Three months ended March 31,
	2010	2009	Change %
Total investment income, net of expenses, pre-tax	$130	$124	5
Investment interest credited to contract holders	(19)	(16)	(19)
Realized investment gains and losses summary:
Realized investment gains and losses, net	3	52	(94)
Change in fair value of securities with embedded derivatives	6	(4)	nm
Other-than-temporary impairment charges	(1)	(50)	98
Total realized investment gains and losses, net	8	(2)	nm
Investment operations income	$119	$106	12

(In millions)	Three months ended March 31,
	2010	2009	Change %
Investment income:
Interest	$107	$96	11
Dividends	24	27	(11)
Other	1	3	(67)
Investment expenses	(2)	(2)	0
Total investment income, net of expenses, pre-tax	130	124	5
Income taxes	(32)	(29)	(10)
Total investment income, net of expenses, after-tax	$98	$95	3

Effective tax rate	24.5%	23.1%

Average invested assets	$11,302	$9,645

Average yield pre-tax	4.6%	5.1%
Average yield after-tax	3.5%	3.9%

Net Realized Gains and Losses

We reported net realized investment gains of $8 million in the three months ended March 31, 2010, as net gains from investment sales and bond calls plus an increase in fair value of securities with embedded derivatives were partially offset by other-than-temporary impairment charges. We reported a $2 million net realized investment loss in the three months ended March 31, 2009, as net gains from investment sales and bond calls were offset by other-than-temporary impairment charges and the change in fair value of securities with embedded derivatives.

Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on results in any quarter. However, such gains or losses usually have little, if any, effect on total shareholders’ equity because most equity and fixed-maturity investments are carried at fair value, with the unrealized gain or loss included as a component of other comprehensive income. Accounting requirements for other-than-temporary impairment charges for the fixed-maturity portfolio are disclosed in Item 1, Note 2, Investments on Page 8.

The total realized investment gains for the first quarter of 2010 include:

•	$9 million in gains from the sale of various common stock holdings.

•	$5 million in net losses from fixed-maturity sales and calls.

•	$6 million in gains from changes in fair value of securities with embedded derivatives.

•	$1 million in other-than-temporary impairment charges to write down holdings of fixed maturities.

The $5 million in net losses included a $1 million gain in short-term investments due to the final receipt from the Reserve Primary Fund that exceeded the impaired basis. The net losses also included $12 million in losses due to the sales of all of the remaining holdings of collateralized mortgage obligations.

We believe that if the improving liquidity in the markets were to reverse, or the economic recovery were to significantly stall, we could experience declines in portfolio values and possible additional other-than-temporary-impairment charges. Of the 2,534 securities in the portfolio, only one, a fixed-maturity security, was trading below 70 percent of book value at March 31, 2010. Our asset impairment committee regularly monitors the portfolio.

The table below provides additional detail for other-than-temporary impairment charges.

(In millions)	Three months ended March 31,
	2010	2009
Fixed maturities
Financial	$—	$19
Services cyclical	—	11
Real estate	—	7
Consumer cyclical	—	1
Other	1	2
Total fixed maturities	1	40

Preferred equities
Financial	—	10
Total preferred equities	—	10

Total	$1	$50

Other

We report as Other the non-investment operations of the parent company and its non-insurer subsidiaries, CFC Investment Company and CSU Producers Resources Inc. We also report as Other the results of The Cincinnati Specialty Underwriters Insurance Company, as well as other income of our standard market property casualty insurance subsidiary.

Losses before income taxes for Other were largely driven by interest expense from debt of the parent company. Loss and loss expenses and underwriting expenses for Other are from our excess and surplus lines operation, and for the first three months of 2010 were nearly offset by excess and surplus lines earned premiums.

(In millions)	Three months ended March 31,
	2010	2009	Change %
Interest and fees on loans and leases	$2	$2	0
Earned premiums	11	4	175
Other revenues	—	—	0
Total revenues	13	6	117
Interest expense	13	14	(7)
Losses and loss expenses	10	3	233
Underwriting expenses	4	8	(50)
Operating expenses	4	5	(20)
Total expenses	31	30	3
Pre-tax loss	$(18)	$(24)	25

Taxes

We had $17 million of income tax expense in the three months ended March 31, 2010, compared with a $1 million income tax benefit for the same period of 2009. The effective tax rate for the three months ended March 31, 2010, was 19.7 percent compared with negative 4.5 percent in the same period last year.

The change in our effective tax rate was primarily due to changes in pretax income from underwriting results, changes in investment income and the amount of realized investment gains and losses. Modestly lower tax exempt interest and a lower dividend received deduction also contributed to the change in our effective tax rate.

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Tax-Exempt Fixed Maturities, Page 43 for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For our insurance subsidiaries, approximately 85 percent of income from tax-advantaged fixed-maturity investments is exempt from federal tax. Our non-insurance companies own no tax-advantaged fixed-maturity investments. For our insurance subsidiaries, the dividend received deduction, after the dividend proration of the 1986 Tax Reform Act, exempts approximately 60 percent of dividends from qualified equities from federal tax. For our non-insurance subsidiaries, the dividend received deduction exempts 70 percent of dividends from qualified equities. Details about our effective tax rate are found in our 2009 Annual Report on Form 10-K, Item 8, Note 11, Income Taxes, Page 108.

Liquidity and Capital Resources

At March 31, 2010, shareholders’ equity was $4.865 billion compared with $4.760 billion at December 31, 2009. Total debt was $839 million at March 31, 2010 and at December 31, 2009. At March 31, 2010, cash and cash equivalents totaled $402 million compared with $557 million at December 31, 2009.

Sources of Liquidity

Subsidiary Dividends

Our lead insurance subsidiary declared dividends of $50 million to the parent company during the first three months of 2010 compared with none for the first three months of 2009. For the full-year 2009 dividends declared totaled $50 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. During 2010, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $365 million.

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

See our 2009 Annual Report on Form 10-K, Item 1, Investment Segment, Page 18, for a discussion of our historic investment strategy, portfolio allocation and quality.

Insurance Underwriting

Our property casualty and life insurance underwriting operations provide liquidity because we generally receive premiums before paying losses under the policies purchased with those premiums. After satisfying our cash requirements, we use excess cash flows for investment, increasing future investment income.

Historically, cash receipts from property casualty and life insurance premiums, along with investment income, have been more than sufficient to pay claims, operating expenses and dividends to the parent company. While first-year life insurance expenses normally exceed first-year premiums, subsequent premiums are used to generate investment income until the time the policy benefits are paid.

The table below shows a summary of cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended March 31,
	2010	2009
Premiums collected	$718	$750
Loss and loss expenses paid	(414)	(479)
Commissions and other underwriting expenses paid	(290)	(295)
Insurance subsidiary cash flow from underwriting	14	(24)
Investment income received	89	80
Insurance underwriting cash flow	$103	$56

Collected premiums for property casualty insurance are down $32 million for the first three months of 2010, similar to the decline in net written premiums, but was offset by a $65 million decrease in loss and loss expenses paid, primarily due to lower catastrophe paid losses.

Our life insurance subsidiary underwriting cash flow was $41 million for the three months ended March 31, 2010, down $6 million from underwriting cash flow reported in the first quarter 2009.

We discuss our future obligations for claims payments and for underwriting expenses in our 2009 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 71, and Other Commitments, also on Page 71.

Capital Resources

At March 31, 2010, our total debt-to-capital ratio improved to 14.7 percent, with $790 million in long-term debt and $49 million in borrowings on our short-term lines of credit. Based on our present capital requirements, we do not anticipate a material increase in debt levels during 2010. As a result, we believe that changes in our debt-to-capital ratio will continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders’ equity.

We provide details of our three long-term notes in our 2009 Annual Report on Form 10-K, Item 8, Note 8, Senior Debt, Page 106. None of the notes are encumbered by rating triggers. Our debt ratings are described in Progress Toward Long-Term Value Creation, Page 20.

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

Contractual Obligations

In our 2009 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 71, we estimated our future contractual obligations as of December 31, 2009. There have been no material changes to our estimates of future contractual obligations.

Other Commitments

In addition to our contractual obligations, we have other operational commitments.

•	Commissions – Commissions paid were $203 million in the first three months of 2010. Commission payments generally track with written premiums.

•
Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Non-commission underwriting expenses paid were $112 million in the first three months of 2010.

•
In addition to contractual obligations for hardware and software, we anticipate capitalizing approximately $20 million in spending for key technology initiatives in 2010. Capitalized development costs related to key technology initiatives were $5 million in the first three months of 2010. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

Investing Activities

After fulfilling operating requirements, we invest cash flows from underwriting, investment and other corporate activities in fixed-maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. See Progress Toward Long-Term Value Creation, Page 20, for a discussion of current refinements to our investment strategies that reflect our risk management activities. We discuss certain portfolio attributes in Item 3, Quantitative and Qualitative Disclosures about Market Risk, Page 42.

Uses of Capital

Uses of cash to enhance shareholder return include dividends to shareholders. In February 2010, the board of directors declared a regular quarterly cash dividend of 39.5 cents per share for an indicated annual rate of $1.58 per share. During the first three months of 2010, $63 million was used for cash dividends to shareholders.

Property Casualty Insurance Reserves

For the business lines in the commercial and personal lines insurance segments, the following tables show the breakout of gross reserves among case, IBNR and loss expense reserves, net of salvage and subrogation reserves. Reserving practices are discussed in our 2009 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Reserves, Page 38.

The decline in total gross reserves primarily was due to lower case reserves for the commercial casualty line of business.

Commercial Lines Insurance Segment Reserves

(In millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
	reserves	reserves	reserves	reserves	of total
At March 31, 2010
Commercial casualty	$1,022	$305	$528	$1,855	50.3%
Commercial property	96	14	31	141	3.8
Commercial auto	263	46	65	374	10.1
Workers' compensation	450	462	144	1,056	28.5
Specialty packages	79	3	11	93	2.5
Surety and executive risk	119	0	56	175	4.7
Machinery and equipment	1	3	1	5	0.1
Total	$2,030	$833	$836	$3,699	100.0%

At December 31, 2009
Commercial casualty	$1,044	$309	$540	$1,893	50.8%
Commercial property	84	15	31	130	3.5
Commercial auto	266	47	65	378	10.1
Workers' compensation	452	458	143	1,053	28.3
Specialty packages	68	5	10	83	2.2
Surety and executive risk	128	(2)	55	181	4.9
Machinery and equipment	2	3	1	6	0.2
Total	$2,044	$835	$845	$3,724	100.0%

Personal Lines Insurance Segment Reserves

(In millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
	reserves	reserves	reserves	reserves	of total
At March 31, 2010
Personal auto	$120	$(4)	$28	$144	43.0%
Homeowner	61	21	16	98	29.3
Other personal	42	42	9	93	27.7
Total	$223	$59	$53	$335	100.0%

At December 31, 2009
Personal auto	$130	$(4)	$28	$154	44.2%
Homeowner	56	26	17	99	28.4
Other personal	45	42	9	96	27.4
Total	$231	$64	$54	$349	100.0%

Life Insurance Reserves

Gross life policy reserves were $1.862 billion at March 31, 2010, compared with $1.783 billion at year-end 2009, reflecting continued growth in fixed annuities and life insurance policies in force. We discuss our life insurance reserving practices in our 2009 Annual Report on Form 10-K, Item 7, Life Insurance Policy Reserves, Page 42.

Other Matters

Significant Accounting Policies

Our significant accounting policies are discussed in our 2009 Annual Report on Form 10-K, Item 8, Note 1, Summary Of Significant Accounting Policies, Page 94, and updated in Note 1, Accounting Policies, beginning on Page 7.

In conjunction with those discussions, in the Management’s Discussion and Analysis in the 2009 Annual Report on Form 10-K, management reviewed the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discussed the development and selection of those accounting estimates with the audit committee of the board of directors.

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

Financial assets and liabilities recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as described in Item 1, Note 3, Fair Value Measurements, Page 9.

Level 1 and Level 2 Valuation Techniques

Over 99 percent of the $10.919 billion of securities in our investment portfolio measured at fair value are classified as Level 1 or Level 2. Financial assets that fall within Level 1 and Level 2 are priced according to observable data from identical or similar securities that have traded in the marketplace. Also within Level 2 are securities that are valued by outside services or brokers where we have evaluated the pricing methodology and determined that the inputs are observable.

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

Management ultimately determined the pricing for each Level 3 security that we considered to be the best exit price valuation. As of March 31, 2010, total Level 3 assets were less than 1 percent of our investment portfolio measured at fair value. Broker quotes are obtained for thinly traded securities that subsequently fall within the Level 3 hierarchy. We have generally obtained two non-binding quotes from brokers and, after evaluating, our investment professionals typically selected the more conservative price for fair value.

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

Our view of potential risks and our sensitivity to such risks is discussed in our 2009 Annual Report on Form 10-K, Item 7a, Quantitative and Qualitative Disclosures about Market Risk, Page 82.

The fair value of our investment portfolio was $10.919 billion at March 31, 2010, compared with $10.562 billion at year-end 2009.

(In millions)	At March 31, 2010				At December 31, 2009
	Book value	% of BV	Fair value	% of FV	Book value	% of BV	Fair value	% of FV
Taxable fixed maturities	$4,813	49.4%	$5,122	46.9%	$4,644	48.6%	$4,863	46.0%
Tax-exempt fixed maturities	2,842	29.1	2,959	27.1	2,870	30.1	2,992	28.3
Common equities	2,014	20.7	2,739	25.1	1,941	20.4	2,608	24.7
Preferred equities	75	0.8	99	0.9	75	0.8	93	0.9
Short-term investments	—	0.0	—	0.0	6	0.1	6	0.1
Total	$9,744	100.0%	$10,919	100.0%	$9,536	100.0%	$10,562	100.0%

Our consolidated portfolio contains $38 million of assets for which values are based on prices or valuation techniques that require management judgment (Level 3 assets). We generally obtain at least two outside valuations for these assets and generally use the more conservative calculation. These investments include private placements, small issues and various thinly traded securities.

As of March 31, 2010, total Level 3 assets were less than 1 percent of investment portfolio assets measured at fair value. See Item 1, Note 3, Fair Value Measurements, Page 9, for additional discussion of our valuation techniques.

In addition, Other invested assets included $40 million of life policy loans and liens, $26 million of venture capital fund investments and $17 million of other assets as of March 31, 2010.

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

In the first quarter of 2010, the municipal bond market was flat while the corporate bond market extended its rally, leading to a slight increase in valuations for our bond portfolio. As of March 31, 2010, our bond portfolio was at 105.6 percent of its book value, compared with 104.5 percent at December 31, 2009.

Credit ratings as of March 31, 2010, compared with December 31, 2009, for the fixed-maturity and short-term portfolios were:

(In millions)	At March 31, 2010		At December 31, 2009
	Fair value	Percent to total	Fair value	Percent to total

Moody's Ratings and Standard & Poor's Ratings combined
Aaa, Aa, A, AAA, AA, A	$5,078	62.8%	$4,967	63.2%
Baa, BBB	2,434	30.1	2,302	29.3
Ba, BB	288	3.6	279	3.5
B, B	45	0.6	44	0.6
Caa, CCC	19	0.2	29	0.4
Ca, CC	—	0.0	3	0.0
Non-rated	217	2.7	237	3.0
Total	$8,081	100.0%	$7,861	100.0%

Attributes of the fixed-maturity portfolio include:

	At March 31,	At December 31,
	2010	2009
Weighted average yield-to-book value	5.6%	5.9%
Weighted average maturity	7.4 yrs	7.5 yrs
Effective duration	5.2 yrs	5.3 yrs

We discuss maturities of our fixed-maturity portfolio in our 2009 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 100.

Taxable Fixed Maturities

Our taxable fixed-maturity portfolio (at fair value) includes:

•	$329 million in U.S. agency paper that is rated Aaa/AAA by Moody’s and Standard & Poor’s, respectively.

•	$4.254 billion in investment-grade corporate bonds that have a Moody's rating at or above Baa3 or a Standard & Poor's rating at or above BBB-.

•	$305 million in high-yield corporate bonds that have a Moody's rating below Baa3 and a Standard & Poor's rating below BBB-.

•	$151 million in taxable municipal bonds that have an average rating of Aa3/AA by Moody’s and Standard & Poor’s, respectively.

•	$83 million in convertible bonds and redeemable preferred stocks.

Our strategy typically is to buy and hold fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities.

The largest non-financial sectors in our investment-grade corporate bond portfolio, based on fair value at March 31, 2010, are energy and utilities, representing 11.7 percent and 10.4 percent, respectively, compared with 11.9 percent and 10.4 percent at year-end 2009. The financial-related sectors of banks, brokerage, finance and investment and insurance companies represented 26.6 percent of fair value of our investment-grade corporate bond portfolio at March 31, 2010, compared with 25.3 percent at year-end 2009. We believe our weighting in financial-related sectors is below the average for the corporate bond market as a whole.

Tax-Exempt Fixed Maturities

At March 31, 2010, we had $2.959 billion of tax-exempt fixed-maturity securities with an average rating of Aa3/AA by Moody’s and Standard & Poor’s, respectively. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal and others. While no single municipal issuer accounted for more than 0.7 percent of the tax-exempt municipal bond portfolio at March 31, 2010, there are higher concentrations within individual states. Holdings in our two most concentrated states, Texas and Indiana, together accounted for 31.2 percent of the municipal bond portfolio at March 31, 2010, compared with 31.9 percent at year-end 2009.

Interest Rate Sensitivity Analysis

Because of our strong surplus, long-term investment horizon and ability to hold most fixed-maturity investments until maturity, we believe the company is adequately positioned if interest rates were to rise. Although the fair values of our existing holdings may suffer, a higher rate environment would provide the opportunity to invest cash flow in higher-yielding securities, while reducing the likelihood of untimely redemptions of currently callable securities. While higher interest rates would be expected to continue to increase the number of fixed-maturity holdings trading below 100 percent of book value, we believe lower fixed-maturity security values due solely to interest rate changes would not signal a decline in credit quality. We continue to explore ways to reduce exposure to risks related to a rise in interest rates.

Our dynamic financial planning model uses analytical tools to assess market risks. As part of this model, the effective duration of the fixed-maturity portfolio is continually monitored by our investment department to evaluate the theoretical impact of interest rate movements.

The table below summarizes the effect of hypothetical changes in interest rates on the fixed-maturity portfolio:

(In millions)	Interest Rate Shift in Basis Points
	-200	-100	0	100	200
At March 31, 2010	$8,941	$8,506	$8,081	$7,649	$7,240

At December 31, 2009	$8,705	$8,279	$7,855	$7,428	$7,024

The effective duration of the fixed-maturity portfolio as of March 31, 2010 was 5.2 years, compared with 5.3 years at year-end 2009. A 100 basis point movement in interest rates would result in an approximately 5.3 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value will be to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

In our dynamic financial planning model, the selected interest rate change of 100 to 200 basis points represents our view of a shift in rates that is quite possible over a one-year period. The rates modeled should not be considered a prediction of future events as interest rates may be much more volatile in the future. The analysis is not intended to provide a precise forecast of the effect of changes in rates on our results or financial condition, nor does it take into account any actions that we might take to reduce exposure to such risks.

Short-Term Investments

At March 31, 2010, we had no short-term investments compared with $6 million at year-end 2009. Our short-term investments consisted primarily of commercial paper, demand notes or bonds purchased within one year of maturity. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as taxes.

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

At March 31, 2010, two holdings had a fair value equal to or greater than 5 percent of our publicly-traded common stock portfolio compared with two holdings meeting that criteria at year-end 2009. Procter & Gamble is our largest single common stock investment, comprising 5.7 percent of the publicly traded common stock portfolio and 1.4 percent of the investment portfolio. The second common stock with a fair value greater than 5 percent of our publicly-traded common stock portfolio is Pepsico (NYSE:PEP), comprising 5.1 percent of the publicly traded common stock portfolio and 1.2 percent of the investment portfolio.

Common Stock Portfolio Industry Sector Distribution

	Percent of Publicly Traded Common Stock Portfolio
	At March 31, 2010		At December 31, 2009
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Healthcare	16.9%	12.1%	18.0%	12.6%
Consumer staples	16.2	11.3	15.5	11.4
Financial	11.9	16.5	10.2	14.4
Energy	10.9	10.9	11.0	11.5
Information technology	10.6	18.9	11.0	19.8
Industrials	9.8	10.5	9.2	10.2
Consumer discretionary	9.2	10.1	9.6	9.6
Utilities	6.0	3.4	6.7	3.7
Materials	5.3	3.5	5.1	3.6
Telecomm services	3.2	2.8	3.7	3.2
Total	100.0%	100.0%	100.0%	100.0%

Unrealized Investment Gains and Losses

At March 31, 2010, unrealized investment gains before taxes for the consolidated investment portfolio totaled $1.220 billion and unrealized investment losses amounted to $45 million.

Unrealized Investment Gains

The unrealized investment gains at March 31, 2010, largely were due to a long-term net gain position of $725 million for our common stock portfolio. Contributing 10 percent or more of that net gain position were two publicly traded holdings totaling $225 million in gains: Procter & Gamble and Exxon Mobil.

Unrealized Investment Losses

We expect the number of securities trading below book value to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, book values for some securities are revised through impairment charges recognized in prior periods.

During the first quarter of 2010, two fixed-maturity securities were written down as other-than-temporarily impaired, resulting in a pretax, non-cash charge of $1 million. During the same period of 2009, we impaired 29 securities resulting in a $50 million other-than-temporary impairment charge.

At March 31, 2010, 254 of the 2,534 securities we owned were trading below book value compared with 355 of the 2,505 securities we owned at year-end 2009. The 254 holdings trading below book value at March 31, 2010, represented 9.3 percent of fair value of invested assets and $45 million in unrealized losses.

•
243 of these holdings were trading between 90 percent and 100 percent of book value. The value of these securities fluctuates primarily because of changes in interest rates. 16 of these are equity securities that may be subject to other-than-temporary impairment should they not recover by the recovery date we determined. The remainder of the 243 securities primarily consists of fixed-maturity securities whose current valuation is largely the result of interest rate factors. The fair value of these 243 securities was $887 million at March 31, 2010, and they accounted for $27 million in unrealized losses.

•
Ten of these holdings were trading between 70 percent and 90 percent of book value at March 31, 2010. Three of these securities are equity securities that may be subject to other-than-temporary impairment should they not recover by the recovery date we determined. The remaining seven are fixed-maturity securities that we believe will continue to pay interest and ultimately principal upon maturity. The fair value of these 10 securities was $139 million, and they accounted for $18 million in unrealized losses.

•
One of these holdings was trading below 70 percent of book value at March 31, 2010. It is a fixed-maturity security that we believe will continue to pay interest and ultimately principal upon maturity. The fair value and the book value of this holding was $1 million.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

(In millions)	Less than 12 months		12 months or more		Total
At March 31,	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
2010
Fixed maturities:
States, municipalities and political subdivisions	$153	$2	$30	$2	$183	$4
Government-sponsored enterprises	61	—	2	—	63	—
Corporate bonds	316	8	161	8	477	16
Total	530	10	193	10	723	20
Equity securities	78	3	226	22	304	25
Total	$608	$13	$419	$32	$1,027	$45

At December 31,
2009
Fixed maturities:
States, municipalities and political subdivisions	$196	$4	$29	$2	$225	$6
Government-sponsored enterprises	347	7	—	—	347	7
Short-term investments	1	—	—	—	1	—
Collateralized mortgage obligations	—	—	27	6	27	6
Corporate bonds	397	19	309	17	706	36
Total	941	30	365	25	1,306	55
Equity securities	65	3	415	26	480	29
Total	$1,006	$33	$780	$51	$1,786	$84

At March 31, 2010, 69 fixed-maturity securities with a total unrealized loss of $10 million had been in an unrealized loss position for 12 months or more. Of that total, one fixed-maturity security with a fair value of

$1 million was trading under 70 percent of book value and accounted for $1 million in unrealized losses; six fixed-maturity securities with a fair value of $28 million were trading from 70 percent to less than 90 percent of book value and accounted for $5 million in unrealized losses; and 62 fixed-maturity securities with a fair value of $164 million were trading from 90 percent to less than 100 percent of book value and accounted for $4 million in unrealized losses.

At March 31, 2010, 8 equity securities with a total unrealized loss of $22 million had been in an unrealized loss position for 12 months or more. Of that total, none were trading under 70 percent of book value; three equity securities with a fair value of $108 million were trading from 70 percent to less than 90 percent of book value and accounted for $12 million in unrealized losses; and five equity securities with a fair value of $118 million were trading from 90 percent to less than 100 percent of book value and accounted for $10 million in unrealized losses.

As of March 31, 2010, applying our invested asset impairment policy, we determined that the $45 million in unrealized losses described above were not other-than-temporarily impaired.

During 2009, we impaired 50 securities. At December 31, 2009, 121 fixed-maturity investments with a total unrealized loss of $25 million had been in an unrealized loss position for 12 months or more. Of that total, eight fixed-maturity investments were trading below 70 percent of book value with a total unrealized loss of $2 million. Ten equity investments with a total unrealized loss of $26 million had been in an unrealized loss position for 12 months or more as of December 31, 2009. Of that total, no equity investments were trading below 70 percent of book value.

The following table summarizes the investment portfolio by severity of decline:

(In millions)	Number of issues	Book value	Fair value	Gross unrealized gain/loss	Gross investment income
At March 31, 2010
Taxable fixed maturities:
Fair value below 70% of book value	1	$1	$1	$—	$—
Fair value at 70% to less than 100% of book value	168	619	602	(17)	8
Fair value at 100% and above book value	974	4,193	4,519	326	67
Securities sold in current year	—	—	—	—	2
Total	1,143	4,813	5,122	309	77

Tax-exempt fixed maturities:
Fair value below 70% of book value	—	—	—	—	—
Fair value at 70% to less than 100% of book value	66	123	120	(3)	1
Fair value at 100% and above book value	1,229	2,719	2,839	120	30
Securities sold in current year	—	—	—	—	—
Total	1,295	2,842	2,959	117	31

Common equities:
Fair value below 70% of book value	—	—	—	—	—
Fair value at 70% to less than 100% of book value	15	300	277	(23)	3
Fair value at 100% and above book value	57	1,714	2,462	748	19
Securities sold in current year	—	—	—	—	—
Total	72	2,014	2,739	725	22

Preferred equities:
Fair value below 70% of book value	—	—	—	—	—
Fair value at 70% to less than 100% of book value	4	29	27	(2)	—
Fair value at 100% and above book value	20	46	72	26	1
Securities sold in current year	—	—	—	—	—
Total	24	75	99	24	1

Short-term investments:
Fair value below 70% of book value	—	—	—	—	—
Fair value at 70% to less than 100% of book value	—	—	—	—	—
Fair value at 100% and above book value	—	—	—	—	—
Securities sold in current year	—	—	—	—	—
Total	—	—	—	—	—

Portfolio summary:
Fair value below 70% of book value	1	1	1	—	—
Fair value at 70% to less than 100% of book value	253	1,071	1,026	(45)	12
Fair value at 100% and above book value	2,280	8,672	9,892	1,220	117
Investment income on securities sold in current year	—	—	—	—	2
Total	2,534	$9,744	$10,919	$1,175	$131

At December 31, 2009
Portfolio summary:
Fair value below 70% of book value	9	$8	$5	$(3)	$1
Fair value at 70% to less than 100% of book value	346	1,862	1,781	(81)	79
Fair value at 100% and above book value	2,150	7,666	8,776	1,110	391
Investment income on securities sold in current year	—	—	—	—	31
Total	2,505	$9,536	$10,562	$1,026	$502

See our 2009 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 42.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2010. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

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

Changes in Internal Control over Financial Reporting – During the three months ended March 31, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

Neither the company nor any of our subsidiaries is involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of its business.

Item 1A.	Risk Factors

Our risk factors have not changed materially since they were described in our 2009 Annual Report on Form 10-K filed February 26, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any of our shares that were not registered under the Securities Act during the first three months of 2010. The board of directors has authorized share repurchases since 1996. We discuss the board authorization in our 2009 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Parent Company Liquidity, Page 68. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to SEC regulations.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2010	0	$0.00	0	9,044,097
February 1-28, 2010	0	0.00	0	9,044,097
March 1-31, 2010	0	0.00	0	9,044,097
Totals	0	0.00	0

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

Item 3.	Defaults upon Senior Securities

We have not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description
3.1A	Amended Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 1999 Annual Report on Form 10-K dated March 23, 2000) (File No. 000-04604)
3.1B
Amendment to Article Fourth of Amended Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to Exhibit 3(i) filed with the company’s Current Report on Form 8-K dated July 15, 2005)

3.2	Regulations of Cincinnati Financial Corporation (incorporated by reference to the company’s Definitive Proxy Statement dated March 2, 1992, Exhibit 2) (File No. 000-04604)
11	Statement re: Computation of per share earnings for the three months ended March 31, 2010, contained in Exhibit 11 of this report, Page 51
31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer
31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION

Date: April 28, 2010

/S/ Eric N. Mathews

Eric N. Mathews, CPCU, AIAF
Vice President, Assistant Secretary and Assistant Treasurer
(Principal Accounting Officer)