Form 10-Q
period 2010-06-30
CINCINNATI FINANCIAL CORP
filed 2010-07-29
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010.

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

☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act.

☑ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐ Yes ☑ No

As of July 26, 2010, there were 162,674,119 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

TABLE OF CONTENTS

Part I – Financial Information	3
Item 1. Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements Of Operations	4
Condensed Consolidated Statements Of Shareholders’ Equity	5
Condensed Consolidated Statements Of Cash Flows	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Safe Harbor Statement	19
Introduction	21
Results of Operations	28
Liquidity and Capital Resources	41
Other Matters	44
Item 3. Quantitative and Qualitative Disclosures about Market Risk	45
Fixed-Maturity Investments	45
Short-Term Investments	47
Equity Investments	47
Unrealized Investment Gains and Losses	48
Item 4. Controls and Procedures	51
Part II – Other Information	51
Item 1. Legal Proceedings	51
Item 1A. Risk Factors	51
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3. Defaults upon Senior Securities	52
Item 4. (Removed and Reserved)	52
Item 5. Other Information	52
Item 6. Exhibits	52

Part I – Financial Information

Item 1.	Financial Statements (unaudited)

Cincinnati Financial Corporation And Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In millions except per share data)	2010	2009

ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2010—$7,789; 2009—$7,514)	$8,339	$7,855
Equity securities, at fair value (cost: 2010—$2,116; 2009—$2,016)	2,611	2,701
Short-term investments, at fair value (amortized cost; 2010—$0; 2009—$6)	-	6
Other invested assets	82	81
Total investments	11,032	10,643

Cash and cash equivalents	325	557
Investment income receivable	120	118
Finance receivable	72	75
Premiums receivable	1,055	995
Reinsurance receivable	543	675
Prepaid reinsurance premiums	16	15
Deferred policy acquisition costs	485	481
Land, building and equipment, net, for company use (accumulated depreciation: 2010—$351; 2009—$335)	243	251
Other assets	90	45
Separate accounts	626	585
Total assets	$14,607	$14,440

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$4,184	$4,142
Life policy reserves	1,926	1,783
Unearned premiums	1,572	1,509
Other liabilities	578	670
Deferred income tax	145	152
Note payable	49	49
Long-term debt	790	790
Separate accounts	626	585
Total liabilities	9,870	9,680

Commitments and contingent liabilities (Note 10)	—	—

SHAREHOLDERS' EQUITY
Common stock, par value—$2 per share; (authorized: 2010 and 2009—500 million shares; issued: 2010—197 million shares, 2009—196 million shares)	393	393
Paid-in capital	1,084	1,081
Retained earnings	3,828	3,862
Accumulated other comprehensive income	636	624
Treasury stock at cost (2010 and 2009—34 million shares)	(1,204)	(1,200)
Total shareholders' equity	4,737	4,760
Total liabilities and shareholders' equity	$14,607	$14,440

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation And Subsidiaries

Condensed Consolidated Statements Of Operations

	Three months ended June 30,		Six months ended June 30,
(In millions except per share data)	2010	2009	2010	2009
REVENUES
Earned premiums	$768	$770	$1,515	$1,535
Investment income, net of expenses	130	119	260	243
Other income	3	3	5	6
Realized investment gains (losses), net
Other-than-temporary impairments on fixed maturity securities	(1)	(3)	(2)	(43)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	-	-	-	-
Other realized investment gains (losses), net	(22)	(15)	(13)	23
Total realized investment gains (losses), net	(23)	(18)	(15)	(20)
Total revenues	878	874	1,765	1,764

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	595	658	1,111	1,239
Underwriting, acquisition and insurance expenses	246	248	514	503
Other operating expenses	3	4	7	10
Interest expense	13	14	27	28
Total benefits and expenses	857	924	1,659	1,780

INCOME (LOSS) BEFORE INCOME TAXES	21	(50)	106	(16)

PROVISION (BENEFIT) FOR INCOME TAXES
Current	10	(49)	25	(52)
Deferred	(16)	18	(14)	19
Total provision (benefit) for income taxes	(6)	(31)	11	(33)

NET INCOME (LOSS)	$27	$(19)	$95	$17

PER COMMON SHARE
Net income (loss)—basic	$0.17	$(0.12)	$0.59	$0.10
Net income (loss)—diluted	0.17	(0.12)	0.58	0.10

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation And Subsidiaries

Condensed Consolidated Statements Of Shareholders’ Equity

					Accumulated		Total
	Common Stock				Other		Share-
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	holders'
(In millions)	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance December 31, 2008	162	$393	$1,069	$3,579	$347	$(1,206)	$4,182

Net income	-	-	-	17	-	-	17
Other comprehensive income, net	-	-	-	-	63	-	63
Total comprehensive income							80
Cumulative effect of change in
accounting for other-than-temporary
impairments as of April 1, 2009, net of tax	-	-	-	106	(106)	-	-
Dividends declared	-	-	-	(127)	-	-	(127)
Stock-based compensation	-	-	5	-	-	-	5
Other		-	1	-	-	3	4
Balance June 30, 2009	162	$393	$1,075	$3,575	$304	$(1,203)	$4,144

Balance December 31, 2009	162	$393	$1,081	$3,862	$624	$(1,200)	$4,760

Net income	-	-	-	95	-	-	95
Other comprehensive income, net	-	-	-	-	12	-	12
Total comprehensive income							107
Dividends declared	-	-	-	(129)	-	-	(129)
Stock options exercised	1	-	(2)	-	-	3	1
Stock-based compensation	-	-	6	-	-	-	6
Purchases	-	-	-	-	-	(10)	(10)
Other	-	-	(1)	-	-	3	2
Balance June 30, 2010	163	$393	$1,084	$3,828	$636	$(1,204)	$4,737

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation And Subsidiaries

Condensed Consolidated Statements Of Cash Flows

	Six months ended June 30,
(In millions)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$95	$17
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	17	14
Realized losses on investments	15	20
Stock-based compensation	6	5
Interest credited to contract holders	22	20
Deferred income tax (benefit) expense	(14)	19
Changes in:
Investment income receivable	(2)	(13)
Premiums and reinsurance receivable	72	13
Deferred policy acquisition costs	(18)	(8)
Other assets	(4)	(3)
Loss and loss expense reserves	42	147
Life policy reserves	58	50
Unearned premiums	63	21
Other liabilities	(12)	(9)
Current income tax receivable/payable	(87)	(136)
Net cash provided by operating activities	253	157
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	99	84
Call or maturity of fixed maturities	340	495
Sale of equity securities	60	655
Collection of finance receivables	15	14
Purchase of fixed maturities	(756)	(1,548)
Purchase of equity securities	(158)	(517)
Change in short-term investments, net	6	72
Investment in buildings and equipment, net	(11)	(20)
Investment in finance receivables	(12)	(17)
Change in other invested assets, net	2	(3)
Net cash used in investing activities	(415)	(785)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(126)	(124)
Purchase of treasury shares	(10)	-
Contract holder funds deposited	103	35
Contract holder funds withdrawn	(34)	(34)
Excess tax benefits on share-based compensation	2	-
Other	(5)	(4)
Net cash used in financing activities	(70)	(127)
Net decrease in cash and cash equivalents	(232)	(755)
Cash and cash equivalents at beginning of year	557	1,009
Cash and cash equivalents at end of period	$325	$254

Supplemental disclosures of cash flow information:
Interest paid (net of capitalized interest: 2010—$0; 2009—$0)	$27	$28
Income taxes paid	112	84
Non-cash activities:
Conversion of securities	$1	$6
Equipment acquired under capital lease obligations	-	9

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Our actual results could differ from those estimates. The December 31, 2009, condensed consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by GAAP.

We have changed our presentation of earned premiums in our condensed consolidated statements of operations, effective the first quarter of 2010. We have summarized property casualty and life earned premiums to a single caption, “Earned premiums.” See Note 7, Reinsurance, Page 15, for further detail on property casualty and life earned premiums. We have changed our presentation of long-term debt in our condensed consolidated balance sheet, effective the second quarter of 2010. We have summarized the long-term debt to a single caption, “Long-term debt.” See Note 3, Fair Value Measurements, Page 10, for further detail on interest rates, year of issue and maturity of our long-term debt.

Our June 30, 2010, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2009 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

With the adoption of Accounting Standards Codification (ASC) 320, Recognition and Presentation of Other-Than-Temporary Impairments, in the second quarter of 2009, we recognized a cumulative effect adjustment of $106 million, net of tax, to reclassify the non-credit component of previously recognized impairments by increasing retained earnings and reducing accumulated other comprehensive income (AOCI). ASC 320 does not allow retrospective application of the new other-than-temporary impairment (OTTI) model. Our condensed consolidated statements of operations for the six months ended June 30, 2010, are not measured on the same basis as prior period amounts and, accordingly, these amounts are not comparable.

Adopted Accounting Updates

ASU 2010-08, Technical Corrections to Various Topics

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-08, Technical Corrections to Various Topics. ASU 2010-08 does not change any of the fundamentals of U.S. GAAP, but it does explain certain clarifications made to the guidance on embedded derivatives and hedging. We have adopted ASU 2010-08, and was effective for the first reporting period after issuance and for fiscal years beginning after December 15, 2009. It did not have a material impact on our company’s financial position, cash flows or results of operations.

ASU 2010-09, Subsequent Events

In February 2010, the FASB issued ASU 2010-09, Subsequent Events. ASU 2010-09 removes the requirement for Securities and Exchange Commission (SEC) filers to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. We have adopted ASU 2010-09, and was effective for the first reporting period after issuance. It did not have a material impact on our company’s financial position, cash flows or results of operations.

Pending Accounting Updates

ASU 2010-06, Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 applies to all entities that are required to make disclosures about recurring or nonrecurring fair value measurements. ASU 2010-06 requires separate disclosures of the activity in the Level 3 category related to any purchases, sales, issuances, and settlements on a gross basis. The effective date of the disclosures regarding Level 3 category purchases, sales, issuances and settlements is for interim and annual periods beginning after December 15, 2010. The portion of ASU 2010-06 that we have not yet adopted will not have a material impact on our company’s financial position, cash flows or results of operations.

ASU 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments

In April 2010, the FASB issued ASU 2010-15, How Investments Held through Separate Accounts affect an Insurer’s Consolidation Analysis of Those Investments. ASU 2010-15 applies to all insurance entities that have separate accounts that meet the definition and requirements set in the Accounting Standards Codification Manual.

ASU 2010-15 clarifies that an insurance entity should not consider any separate account interests held for the benefit of contract holders in an investment to be the insurer’s interests. The insurance entity should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation. The insurance entity may combine those interests when the separate account interests are held for the benefit of a related-party policyholder as defined in the Variable Interest Subsections of Consolidation topic in the Codification Manual.

The effective date of the amendments in this update is for interim and annual periods beginning after December 15, 2010, with early adoption permitted. The amendments in this update do not modify the disclosures currently required by GAAP, and are not expected to have a material impact on our company’s financial position, cash flows or results of operations.

ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 will improve transparency in financial reporting for companies that hold financing receivables, which include loans, lease receivables and other long-term receivables. The additional disclosures required by ASU 2010-20 are effective for interim and annual reporting periods ending on or after December 15, 2010. The ASU has not yet been adopted and is not expected to have a material impact on our company’s financial position, cash flows or results of operations.

NOTE 2 – Investments

Fixed maturities (bonds and redeemable preferred stocks), equity securities (common and non-redeemable preferred stocks) and short-term investments have been classified as available for sale and are stated at fair values at June 30, 2010, and December 31, 2009. Realized gains and losses on investments are recognized in net income on a specific identification basis.

The change in unrealized gains and losses, net of taxes, described in the following table, is included in other comprehensive income and shareholders’ equity.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2010	2009	2010	2009
Change in unrealized investment gains and losses and other summary:
Fixed maturities	$123	$226	$209	$380
Equity securities	(254)	225	(190)	(286)
Adjustment to deferred acquisition costs and life policy reserves	(4)	(6)	(7)	(10)
Pension obligations	-	-	1	1
Other	3	24	5	12
Income taxes on above	46	(128)	(6)	(34)
Total	$(86)	$341	$12	$63

The following table analyzes cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our investments, along with the amount of cumulative non-credit OTTI losses transferred to AOCI in accordance with ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments, for securities that also had a credit impairment:

	Cost or
(In millions)	amortized	Gross unrealized		Fair	OTTI in
At June 30,	cost	gains	losses	value	AOCI
2010
Fixed maturities:
States, municipalities and political subdivisions	$3,018	$156	$1	$3,173	$-
Convertibles and bonds with warrants attached	70	-	-	70	-
United States government	4	1	-	5	-
Government-sponsored enterprises	346	1	-	347	-
Foreign government	3	-	-	3	-
Corporate bonds	4,348	405	12	4,741	-
Total	$7,789	$563	$13	$8,339	$-
Equity securities	$2,116	$587	$92	$2,611	NA

At December 31,
2009
Fixed maturities:
States, municipalities and political subdivisions	$3,007	$128	$6	$3,129	$-
Convertibles and bonds with warrants attached	91	-	-	91	-
United States government	4	-	-	4	-
Government-sponsored enterprises	354	-	7	347	-
Foreign government	3	-	-	3	-
Short-term investments	6	-	-	6	-
Collateralized mortgage obligations	37	-	6	31	-
Corporate bonds	4,018	268	36	4,250	-
Total	$7,520	$396	$55	$7,861	$-
Equity securities	$2,016	$714	$29	$2,701	NA

The unrealized investment gains at June 30, 2010, were largely due to a net gain position in our fixed income portfolio of $550 million and a net gain position in our common stock portfolio of $477 million. The two primary contributors to the net gain position were Procter & Gamble Company (NYSE:PG) and Exxon Mobil Corporation (NYSE:XOM) common stock, which had a combined net gain position of $203 million. At June 30, 2010, we had $70 million fair value of hybrid securities included in fixed maturities that follow ASC 815-15-25, Accounting for Certain Hybrid Financial Instruments. The hybrid securities are carried at fair value, and the changes in fair value are included in realized investment gains and losses.

The table below provides fair values and unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
(In millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At June 30,	value	losses	value	losses	value	losses
2010
Fixed maturities:
States, municipalities and political subdivisions	$30	$-	$25	$1	$55	$1
Corporate bonds	130	3	156	9	286	12
Total	160	3	181	10	341	13
Equity securities	730	83	64	9	794	92
Total	$890	$86	$245	$19	$1,135	$105

At December 31,
2009
Fixed maturities:
States, municipalities and political subdivisions	$196	$4	$29	$2	$225	$6
Government-sponsored enterprises	347	7	-	-	347	7
Short-term investments	1	-	-	-	1	-
Collateralized mortgage obligations	-	-	27	6	27	6
Corporate bonds	397	19	309	17	706	36
Total	941	30	365	25	1,306	55
Equity securities	65	3	415	26	480	29
Total	$1,006	$33	$780	$51	$1,786	$84

Other-than-temporary Impairment Charges

During the three and six months ended June 30, 2010, there were no credit losses on fixed-maturity securities for which a portion of OTTI has been recognized in other comprehensive income. The following table provides the amount of OTTI charges for the three and six months ended June 30, 2010:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2010	2009	2010	2009

Fixed maturities	$1	$3	$2	$43
Equity securities	33	49	33	59
Total	$34	$52	$35	$102

During the quarter ended June 30, 2010, we impaired six fixed-maturity securities for a total of $1 million and six equity securities for a total of $33 million. At June 30, 2010, 59 fixed-maturity investments with a total unrealized loss of $10 million had been in an unrealized loss position for 12 months or more, but none were trading below 70 percent of book value. Five equity securities with a total unrealized loss of $9 million had been in an unrealized loss position for 12 months or more, but none were trading below 70 percent of book value.

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

NOTE 3 –Fair Value Measurements

Fair Value Hierarchy

In accordance with fair value measurements and disclosures, we categorized our financial instruments, based on the priority of the observable and market-based data for valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest observable input that has a significant impact on fair value measurement is used. Our valuation techniques have not changed from those used at December 31, 2009, and ultimately management determines fair value.

Financial instruments are categorized based upon the following characteristics or inputs to the valuation techniques:

•
Level 1 – Financial assets and liabilities for which inputs are observable and are obtained from reliable quoted prices for identical assets or liabilities in active markets. This is the most reliable fair value measurement and includes, for example, active exchange-traded equity securities.

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

•
Level 3 – Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Level 3 inputs include the following:

o	Quotes from brokers or other external sources that are not considered binding;

o	Quotes from brokers or other external sources where it cannot be determined that market participants would in fact transact for the asset or liability at the quoted price; or

o	Quotes from brokers or other external sources where the inputs are not deemed observable.

We conduct a thorough review of fair value hierarchy classifications on a quarterly basis. Reclassification of certain financial instruments may occur when input observability changes. As noted below in the Level 3 disclosure table, reclassifications are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassification occurred.

The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at June 30, 2010, and December 31, 2009. We do not have any material liabilities carried at fair value. There were no significant transfers between Level 1 and Level 2.

Fair Value Disclosures for Assets

	Asset fair value measurements at June 30, 2010 using:
(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, available for sale:
Corporate securities	$-	$4,788	$23	$4,811
Foreign government	-	3	-	3
U.S. Treasury and U.S. government agencies	5	347	-	352
States, municipalities and political subdivisions	-	3,169	4	3,173
Subtotal	5	8,307	27	8,339
Common equities, available for sale	2,379	138	-	2,517
Preferred equities, available for sale	-	89	5	94
Taxable fixed maturities separate accounts	-	598	-	598
Top Hat Savings Plan	7	-	-	7
Total	$2,391	$9,132	$32	$11,555

	Asset fair value measurements at December 31, 2009 using:
(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, available for sale:
Corporate securities	$-	$4,314	$27	$4,341
Foreign government	-	3	-	3
U.S. Treasury and U.S. government agencies	4	347	-	351
Collateralized mortgage obligations	-	31	-	31
States, municipalities and political subdivisions	-	3,125	4	3,129
Taxable fixed maturities separate accounts	-	555	-	555
Subtotal	4	8,375	31	8,410
Common equities, available for sale	2,474	134	-	2,608
Preferred equities, available for sale	-	88	5	93
Short-term investments	-	6	-	6
Top Hat Savings Plan	7	-	-	7
Total	$2,485	$8,603	$36	$11,124

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the tables below by security type with a summary of changes in fair value for periods ended June 30, 2010 and 2009. As of June 30, 2010, total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value. At June 30, 2010, total fair value of assets priced with broker quotes and other non-observable market inputs for the fair value measurements and disclosures was $32 million.

The following table provides the change in Level 3 assets for the three months ended June 30, 2010. One Level 3 corporate fixed-maturity security matured and made up the majority of the $3 million sales and settlements. As a result of the change in use of observable inputs for the three months ended June 30, 2010, one corporate fixed-maturity security totaling $2 million was transferred from Level 3 to Level 2.

	Asset fair value measurements using significant unobservable inputs (Level 3)
(In millions)	Corporate fixed maturities	Taxable fixed maturities- separate accounts	States, municipalities and political subdivisions fixed maturities	Common equities	Preferred equities	Total
Beginning balance, March 31, 2010	$28	$-	$4	$-	$6	$38
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-	-	-
Included in other comprehensive income	-	-	-	-	(1)	(1)
Purchases, sales, issuances, and settlements	(3)	-	-	-	-	(3)
Transfers in and/or out of Level 3	(2)	-	-	-	-	(2)
Ending balance, June 30, 2010	$23	$-	$4	$-	$5	$32

	Asset fair value measurements using significant unobservable inputs (Level 3)
(In millions)	Taxable fixed maturities	Taxable fixed maturities- separate accounts	Tax-exempt fixed maturities	Common equities	Preferred equities	Total
Beginning balance, March 31, 2009	$38	$-	$5	$64	$6	$113
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-	-	-
Included in other comprehensive income	-	-	-	-	2	2
Purchases, sales, issuances, and settlements	-	-	-	-	-	-
Transfers in and/or out of Level 3	(18)	-	-	-	-	(18)
Ending balance, June 30, 2009	$20	$-	$5	$64	$8	$97

The following table provides the change in Level 3 assets for the six months ended June 30, 2010. One Level 3 corporate fixed-maturity security was purchased for $5 million and one corporate fixed-maturity security matured for approximately $3 million, resulting in a $2 million increase to purchases, sales, issuances, and settlements. As a result of the change in use of observable or unobservable inputs throughout the six months ended June 30, 2010, Level 3 corporate fixed-maturity securities decreased $6 million as two securities totaling $9 million transferred from Level 3 to Level 2 and one security totaling $3 million transferred from Level 2 to Level 3.

	Asset fair value measurements using significant unobservable inputs (Level 3)
(In millions)	Corporate fixed maturities	Taxable fixed maturities- separate accounts	States, municipalities and political subdivisions fixed maturities	Common equities	Preferred equities	Total
Beginning balance, December 31, 2009	$27	$-	$4	$-	$5	$36
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-	-	-
Included in other comprehensive income	-	-	-	-	-	-
Purchases, sales, issuances, and settlements	2	-	-	-	-	2
Transfers in and/or out of Level 3	(6)	-	-	-	-	(6)
Ending balance, June 30, 2010	$23	$-	$4	$-	$5	$32

	Asset fair value measurements using significant unobservable inputs (Level 3)
(In millions)	Taxable fixed maturities	Taxable fixed maturities- separate accounts	Tax-exempt fixed maturities	Common equities	Preferred equities	Total
Beginning balance, December 31, 2008	$50	$6	$5	$64	$22	$147
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-	(3)	(3)
Included in other comprehensive income	(1)	-	-	-	4	3
Purchases, sales, issuances, and settlements	-	-	-	-	-	-
Transfers in and/or out of Level 3	(29)	(6)	-	-	(15)	(50)
Ending balance, June 30, 2009	$20	$-	$5	$64	$8	$97

Fair Value Disclosure for Senior Debt and Life Insurance Assets and Liabilities

The disclosures below are not affected by the fair value hierarchy but are presented to provide timely information about the effects of current market conditions on financial instruments that are not reported at fair value in our financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

			Book value		Principal amount
(In millions)			June 30,	December 31,	June 30,	December 31,
Interest rate	Year of issue		2010	2009	2010	2009

6.900%	1998	Senior debentures, due 2028	$28	$28	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	371	371	374	374
		Total	$790	$790	$793	$793

The fair value of our senior debt approximated $807 million at June 30, 2010, compared with $740 million at year-end 2009. Fair value was determined under the fair value measurements and disclosures accounting rules based on market pricing of these or similar debt instruments that are actively trading. Fair value can vary with macro-economic concerns. Regardless of the fluctuations in fair value, the outstanding principal amount of our long-term debt is $793 million. None of the long-term debt is encumbered by rating triggers. Also, we have a note payable with outstanding principal amount of $49 million, which approximates fair value.

The fair value of life policy loans outstanding principal and interest approximated $45 million, compared with book value of $39 million reported in the condensed consolidated balance sheets at June 30, 2010.

Life reserves and liabilities for deferred annuities and other investment contracts were $852 million and $736 million at June 30, 2010, and December 31, 2009, respectively. Fair value for these deferred annuities and investment contracts was $813 million and $737 million at June 30, 2010, and December 31, 2009, respectively. Fair values of liabilities associated with certain investment contracts are calculated based upon internally developed models because active, observable markets do not exist for those items. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at June 30, 2010, to account for non-performance risk; (2) the rate of interest credited to policyholders is the portfolio net earned interest rate less a spread for expenses and profit; and (3) additional lapses occur when the credited interest rate is exceeded by an assumed competitor credited rate, which is a function of the risk-free rate of the economic scenario being modeled.

Note 4 – Deferred Acquisition Costs

The expenses associated with issuing insurance policies – primarily commissions, premium taxes and underwriting costs – are deferred and amortized over the terms of the policies. We update our acquisition cost assumptions periodically to reflect actual experience, and we evaluate our deferred acquisition costs for recoverability. The table below shows the deferred policy acquisition costs and asset reconciliation, including the amortized deferred policy acquisition costs.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2010	2009	2010	2009

Deferred policy acquisition costs asset at beginning of the period	$485	$510	$481	$509
Capitalized deferred policy acquisition costs	171	157	342	323
Amortized deferred policy acquisition costs	(164)	(157)	(325)	(315)
Amortized shadow deferred policy acquisition costs	(7)	(10)	(13)	(17)
Deferred policy acquisition costs asset at end of the period	$485	$500	$485	$500

There were no premium deficiencies recorded in the reported condensed consolidated statements of operations, as the sum of the anticipated loss and loss adjustment expenses, policyholder dividends, maintenance expenses and underwriting expenses did not exceed the related unearned premiums and anticipated investment income.

NOTE 5 – Property Casualty Loss And Loss Expenses

This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2010	2009	2010	2009
Gross loss and loss expense reserves, beginning of period	$4,065	$4,046	$4,096	$4,040
Less reinsurance receivable	343	483	435	542
Net loss and loss expense reserves, beginning of period	3,722	3,563	3,661	3,498
Net incurred loss and loss expenses related to:
Current accident year	625	648	1,139	1,183
Prior accident years	(73)	(29)	(113)	(22)
Total incurred	552	619	1,026	1,161
Net paid loss and loss expenses related to:
Current accident year	221	245	333	386
Prior accident years	233	251	534	587
Total paid	454	496	867	973

Net loss and loss expense reserves, end of period	3,820	3,686	3,820	3,686
Plus reinsurance receivable	311	501	311	501
Gross loss and loss expense reserves, end of period	$4,131	$4,187	$4,131	$4,187

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial management and is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends, that could affect future loss and loss expense payments.

Because of changes in estimates of insured events in prior years, we decreased the provision for prior accident years’ loss and loss expenses by $73 million and $29 million for the three months ended June 30, 2010 and 2009 and $113 million and $22 million for the six months ended June 30, 2010 and 2009, respectively. A primary cause of the decrease in property and casualty loss and loss expenses was a reduction in exposures used in the reserving models for prior years, especially for the workers’ compensation and umbrella lines of business. The reserve for loss and loss expenses in the condensed consolidated balance sheets also includes $53 million at June 30, 2010, and $46 million at June 30, 2009, for certain life and health loss and loss expense reserves.

Note 6 – Life Policy Reserves

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

	June 30,	December 31,
(In millions)	2010	2009
Ordinary/traditional life	$607	$579
Universal life	450	450
Deferred annuities	651	539
Investment contracts	201	197
Other	17	18
Total	$1,926	$1,783

Note 7 – Reinsurance

Our condensed consolidated statements of operations include earned consolidated property casualty insurance premiums on assumed and ceded business:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2010	2009	2010	2009
Direct earned premiums	$769	$773	$1,513	$1,544
Assumed earned premiums	2	3	5	6
Ceded earned premiums	(43)	(43)	(82)	(85)
Net earned premiums	$728	$733	$1,436	$1,465

Our condensed consolidated statements of operations include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2010	2009	2010	2009
Direct incurred loss and loss expenses	$528	$660	$977	$1,185
Assumed incurred loss and loss expenses	3	2	5	6
Ceded incurred loss and loss expenses	21	(43)	44	(30)
Net incurred loss and loss expenses	$552	$619	$1,026	$1,161

Because of a $33 million reduction in ceded reserves, total ceded incurred loss and loss expenses for the three months ended June 30,2010, increased net incurred loss and loss expenses by $21 million. This reserve reduction occurred in our USAIG pool, as discussed in our 2009 Annual Report on Form 10-K, Item 1, Risk Factors, Page 27. Direct reserves were correspondingly reduced by $33 million, so there was no effect on net incurred loss and loss adjustment expenses. A reduction of $7 million in ceded IBNR reserves in the first quarter 2010 is included in the $44 million ceded incurred loss and loss expenses for the six months ended June 30, 2010.

Our condensed consolidated statements of operations include earned life insurance premiums on ceded business:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2010	2009	2010	2009
Direct earned premiums	$54	$49	$104	$94
Ceded earned premiums	(14)	(12)	(25)	(24)
Net earned premiums	$40	$37	$79	$70

Our condensed consolidated statements of operations include life insurance contract holders’ benefits incurred on ceded business:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2010	2009	2010	2009
Direct contract holders' benefits incurred	$57	$49	$114	$100
Ceded contract holders' benefits incurred	(14)	(10)	(29)	(22)
Net incurred loss and loss expenses	$43	$39	$85	$78

Note 8 – Employee Retirement Benefits

The following summarizes the components of net periodic costs for our qualified and supplemental pension plans:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2010	2009	2010	2009
Service cost	$3	$3	$5	$5
Interest cost	4	3	7	6
Expected return on plan assets	(4)	(3)	(7)	(6)
Amortization of actuarial loss and prior service cost	0	0	1	1
Net periodic benefit cost	$3	$3	$6	$6

See our 2009 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 109 for information on our retirement benefits. We made matching contributions of $2 million and $3 million to our 401(k) savings plan during the second quarter of 2010 and 2009 and contributions of $4 million and $5 million for the first half of 2010 and 2009, respectively.

We made no contribution to the pension plan during the first six months of 2010. We anticipate contributing $25 million in the third quarter of 2010 to our qualified pension plan as indicated in our 2009 Annual Report on Form 10-K.

NOTE 9 – Stock-Based Associate Compensation Plans

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

A total of 17 million shares are authorized to be granted under the shareholder-approved plans. At June 30, 2010, six million shares were available for future issuance under the plans.

Our pretax and after-tax stock-based compensation costs are summarized below:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2010	2009	2010	2009
Stock-based compensation cost	$3	$3	$6	$5
Income tax benefit	1	1	2	1
Stock-based compensation cost after tax	$2	$2	$4	$4

Stock-Based Awards

During the first six months of 2010, we granted 31,310 shares of common stock to our directors for 2009 board service fees. Stock-based awards were granted to associates during the first quarter of 2010 and are summarized in the tables below. No stock-based awards were granted to associates during the second quarter of 2010.

As of June 30, 2010, $17 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted-average period of 2.0 years.

Here is a summary of option information:

(Shares in thousands)	Shares	Weighted- average exercise price
Outstanding at January 1, 2010	9,875	$36.67
Granted	902	26.60
Exercised	(5)	26.71
Forfeited	(866)	27.60
Outstanding at June 30, 2010	9,906	36.55

Here is a summary of restricted stock unit information:

		Weighted-		Weighted-
	Service-based	average grant-	Performance-based	average grant-
(Shares in thousands)	nonvested shares	date fair value	nonvested shares	date fair value
Nonvested at January 1, 2010	597	$31.60	121	$29.75
Granted	290	22.27	52	22.41
Exercised	(154)	40.65	0	0.00
Forfeited	(4)	26.39	0	0.00
Cancelled	0	0.00	(24)	40.74
Nonvested at June 30, 2010	729	26.00	149	25.38

NOTE 10 – Commitments And Contingent Liabilities

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

On a quarterly basis, we review the outstanding lawsuits seeking such recourse. Under current accounting guidance, we establish accruals for lawsuits when it is probable that a loss has been incurred and we can reasonably estimate its potential exposure. The company accounts for such probable and estimable lawsuits, if any, through the establishment of legal expense reserves. Based on our quarterly review, we believe that our accruals for probable and estimable lawsuits are reasonable and that the amounts accrued do not have a material effect on our consolidated financial condition or results of operations. However, if any one or more of these cases results in a judgment against us or settlement for an amount that is significantly greater than the amount accrued, the resulting liability could have a material effect on the company’s consolidated results of operations or cash flows.

NOTE 11 – Income Taxes

As of December 31, 2009, we had no liability for unrecognized tax benefits. Details about our liability for unrecognized tax benefits are found in our 2009 Annual Report on Form 10-K, Item 8, Note 11, Income Taxes, Pages 108 and 109.

During the six months ended June 30, 2010, there was no material change in our liability for unrecognized tax benefits. For the six months ended June 30, 2010, there have been no changes to any assumptions regarding our liability for unrecognized tax benefits that may be settled with the Internal Revenue Service in the next 12 months related to tax years 2007 and 2008.

Note 12 – Segment Information

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

Segment information is summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2010	2009	2010	2009
Revenues:
Commercial lines insurance
Commercial casualty	$172	$180	$336	$366
Commercial property	121	120	242	241
Commercial auto	96	98	191	197
Workers' compensation	79	88	153	171
Specialty packages	37	37	74	72
Surety and executive risk	25	25	49	50
Machinery and equipment	8	8	16	15
Total commercial lines insurance	538	556	1,061	1,112

Personal lines insurance
Personal auto	83	80	164	159
Homeowner	72	70	142	140
Other personal lines	24	22	47	44
Total personal lines insurance	179	172	353	343

Life insurance	41	37	80	70
Investment operations	107	101	245	223
Other	13	8	26	16
Total	$878	$874	$1,765	$1,764

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$(9)	$(61)	$(20)	$(73)
Personal lines insurance	(41)	(57)	(46)	(92)
Life insurance	2	2	2	1
Investment operations	87	84	206	190
Other	(18)	(18)	(36)	(42)
Total	$21	$(50)	$106	$(16)

Identifiable assets:
			June 30,	December 31,
			2010	2009
Property casualty insurance			$2,026	$2,202
Life insurance			1,111	1,176
Investment operations			11,070	10,684
Other			400	378
Total			$14,607	$14,440

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We present per share data on a diluted basis unless otherwise noted, adjusting those amounts for all stock splits and dividends. Dollar amounts are rounded to millions; calculations of percent changes are based on dollar amounts rounded to the nearest million. Certain percentage changes are identified as not meaningful (nm).

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

•
Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:

o	Downgrades of the company’s financial strength ratings

o	Concerns that doing business with the company is too difficult

o	Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace

o	Delays or inadequacies in the development, implementation, performance and benefits of technology projects and enhancements

•	Actions of insurance departments, state attorneys general or other regulatory agencies, including a change to a federal system of regulation from a state-based system, that:

o	Restrict our ability to exit or reduce writings of unprofitable coverages or lines of business

o	Place the insurance industry under greater regulatory scrutiny or result in new statutes, rules and regulations

o	Increase our expenses

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

Further, the company’s insurance businesses are subject to the effects of changing social, economic and regulatory environments. Public and regulatory initiatives have included efforts to adversely influence and restrict premium rates, restrict the ability to cancel policies, impose underwriting standards and expand overall regulation. The company also is subject to public and regulatory initiatives that can affect the market value for its common stock, such as measures affecting corporate financial reporting and governance. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

Introduction

Corporate Financial Highlights

Income Statement and Per Share Data

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions except share data)	2010	2009	Change %	2010	2009	Change %
Income statement data
Earned premiums	$768	$770	0	$1,515	$1,535	(1)
Investment income, net of expenses	130	119	9	260	243	7
Realized investment gains and losses, pretax	(23)	(18)	(28)	(15)	(20)	25
Total revenues	878	874	0	1,765	1,764	0
Net income (loss)	27	(19)	nm	95	17	459
Per share data (diluted)
Net income (loss)	0.17	(0.12)	nm	0.58	0.10	480
Cash dividends declared	0.395	0.39	1	0.79	0.78	1

Weighted average shares outstanding	163,284,013	162,556,327	0	163,293,335	162,738,081	0

Revenues were slightly higher for the second quarter of 2010 compared with the second quarter of 2009 primarily due to higher investment income. Revenues for the six months ended June 30, 2010, were essentially flat compared with the same period of 2009 as higher investment-related revenues offset lower earned premiums. Revenue trends and investment revenues are discussed further in the respective sections of Results of Operations, Page 28.

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

Net income increased for the second quarter of 2010 compared with the net loss for the 2009 second-quarter, primarily due to improved property casualty underwriting results. After-tax investment income increased $6 million and was partially offset by higher realized investment losses. For the six-month period ended June 30, 2010, net income increased compared with the same period of 2009, also primarily due to improved property casualty underwriting results. After-tax investment income increased $9 million and realized investment losses decreased. Property casualty underwriting performance and investment results are discussed below in Results of Operations, beginning on Page 28. As discussed in our 2009 Annual Report on Form 10-K, Item 7, Factors Influencing Our Future Performance, Page 35, there are several reasons that our performance during 2010 may be below our long-term targets. In that annual report, as part of Results of Operations, we also discussed the year 2010 outlook for each reporting segment.

During the three months ended June 30, 2010, we repurchased 0.4 million shares of our common stock at a cost of $10 million, with an average price paid per share of $26.49.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2009, the company had increased the indicated annual cash dividend rate for 49 consecutive years, a record we believe was matched by only 10 other publicly traded companies. Cash dividends declared during the first six months of 2010 increased approximately 1 percent compared with the same period of 2009. Our board regularly evaluates relevant factors in dividend-related decisions, and the increase declared in August 2009 reflected confidence in our strong capital, liquidity and financial flexibility, as well as progress through our initiatives to improve earnings performance.

Balance Sheet Data and Performance Measures

	At June 30,	At December 31,
(Dollars in millions except share data)	2010	2009
Balance sheet data
Invested assets	$11,032	$10,643
Total assets	14,607	14,440
Short-term debt	49	49
Long-term debt	790	790
Shareholders' equity	4,737	4,760
Book value per share	29.13	29.25
Debt-to-capital ratio	15.0%	15.0%

	Three months ended June 30,			Six months ended June 30,
	2010		2009	2010	2009
Performance measure
Value creation ratio	(1.1	) %	8.4%	2.3%	2.0%

Invested assets increased 4 percent and total assets increased 1 percent compared with year-end 2009, largely due to purchases of additional securities and net cash provided by operating activities, while shareholders’ equity and book value per share decreased less than 1 percent. Our debt-to-capital ratio (capital is the sum of debt plus shareholders’ equity) did not change compared with the December 31, 2009, level. The value creation ratio, defined in the following section, also increased for the first six months of 2010 compared with 2009, reflecting higher net income. The $0.12 decrease in book value per share during the first six months of 2010 subtracted 0.4 percentage points from the value creation ratio while dividends declared during the first half of 2010 at $0.79 per share contributed 2.7 points.

Progress Toward Long-Term Value Creation

Through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2009 written premium volume for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies in 37 states as discussed in our 2009 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 1.

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

For the first six months of 2010, our property casualty net written premiums increased less than 1 percent overall while our largest segment, commercial lines, decreased approximately 3 percent. A.M. Best forecasts a decline in net written premiums of approximately 2 percent for the U.S. property casualty industry for the year 2010, with the industry’s commercial lines segment declining nearly 6 percent. A.M. Best also expects a sluggish economic recovery and forecasts that premium rates will be flat to slightly down throughout 2010. Given the ongoing weak pricing in the insurance marketplace, we continue to exercise discipline for risk selection and pricing. Our careful underwriting approach and continued weakness in the broader economy somewhat offset progress on growth initiatives discussed below in Highlights of Our Strategies and Supporting Initiatives, Page 23.

The effects of targeted growth initiatives from recent years continue to mature over time, as measured by growth in property casualty net written premiums. In the first six months of 2010, targeted growth highlights included $16 million of standard commercial lines business from three new states – Texas, Colorado and Wyoming – where we began operating in 2008 or 2009, and $10 million from all states in total for our excess and surplus lines operation, which also began in 2008.

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

For the first six months of 2010, our GAAP combined ratio was 105.2 percent and our statutory combined ratio was 104.3 percent, both including 8.8 percentage points of current accident year catastrophe losses and partially offset by 7.8 percentage points of favorable loss reserve development on prior accident years. A.M. Best forecasts the industry’s full-year 2010 statutory combined ratio at 101.7 percent, including 4.0 percentage points of catastrophe losses and a favorable impact of 2.3 percentage points from prior accident year reserve releases. For the commercial lines industry segment, A.M. Best forecasts a full-year 2010 statutory combined ratio at 103.7 percent, including 2.7 percentage points of catastrophe losses and a favorable impact of 2.1 percentage points from prior accident year reserve releases.

•
Investment contribution — We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index (S&P 500 Index). The compound annual return for our equity portfolio over the five-year period 2005 through 2009 was negative 5.8 percent compared with positive 0.4 percent for the Index. Our equity portfolio underperformed the market for the five-year period primarily because of the 2008 decline in the market value of our previously large holdings in the financial services sector.

Investment income, on a before-tax basis, grew at a compound annual rate of 0.3 percent over the five-year period 2005 through 2009. It grew in each year except 2008 and 2009, when we experienced a dramatic reduction in dividend payouts by financial services companies held in our equity portfolio, a risk we addressed aggressively during 2008, completing that effort in early 2009.

For the first six months of 2010, pretax investment income was $260 million, up 7 percent from $243 million for the same period in 2009. The increase reflected higher interest income that offset lower dividends. The current investment portfolio mix provides a balance of income stability and growth with capital appreciation potential.

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

•
Improve insurance profitability – Implementation of profit-focused initiatives is intended to improve pricing capabilities for our property casualty business and improve our overall efficiency. Improved pricing helps us manage profit margins and greater efficiency helps control costs, together improving overall profitability. These initiatives also seek to help the agencies that represent us to grow profitably by supporting their effectiveness and efficiency in serving clients and managing expenses.

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

o
High-quality fixed-maturity portfolio that exceeds total insurance reserves – At June 30, 2010, the average rating of the $8.339 billion fixed maturity portfolio was A2/A. The risk of potential decline of capital due to lower bond values during periods of increasing interest rates is managed in part through a generally laddered maturity schedule for this portfolio, as approximately 28 percent of our bonds mature during 2010 through 2014. The portfolio fair value exceeded total insurance reserve liability by approximately 36 percent. In addition, we have assets in the form of receivables from reinsurers, most with A.M. Best insurer financial strength ratings of A or better. These assets directly relate to insurance reserves, offsetting nearly 9 percent of that liability.

o
Diversified equity portfolio that has no concentrated positions in single stocks or industries – At June 30, 2010, no single security accounted for more than 6 percent of our portfolio of publicly traded common stocks, and no single sector accounted for more than 17 percent. Because of the strength of our fixed-maturity portfolio, we have the opportunity to invest for potential capital appreciation by purchasing equity securities. We seek to achieve a total return on the equity portfolio over any five-year period that exceeds that of the Standard & Poor’s 500 Index while taking similar or less risk.

o
Parent company liquidity that increases our flexibility through all periods to maintain our cash dividend and to continue to invest in and expand our insurance operations – At June 30, 2010, we held $1.054 billion of our cash and invested assets at the parent company level, of which $649 million, or 61.6 percent, was invested in common stocks, and $95 million, or 9.0 percent, was cash or cash equivalents.

•
Develop a comprehensive, enterprise-level catastrophe management program – Weather-related catastrophe losses for our property casualty business can significantly affect capital and cause earnings volatility. We continue to work on a comprehensive program with key objectives that include identifying overall tolerances for catastrophe risk as well as regional guidelines that work with our underwriting and reinsurance efforts. An important element of this initiative is maintaining reinsurance coverage from highly rated reinsurers to mitigate underwriting risk and to support our ability to hold investments until maturity. See our 2009 Annual Report on Form 10-K, Item 7, 2010 Reinsurance Programs, Page 79, for additional details on our reinsurance.

•
Minimize reliance on debt as a source of capital, maintaining the ratio of debt-to-total capital below 20 percent – At June 30, 2010, this ratio at 15.0 percent was well below the target limit as capital remained strong while debt levels were essentially unchanged from year-end 2009. Our long-term debt consists of three non-convertible, non-callable debentures, two due in 2028 and one in 2034.

•
Identify tolerances for other operational risks and calibrate management decisions accordingly – Among the areas of focus in early 2010 were implications of health care reform legislation and related income tax effects. Because our employee benefit plans do not include subsidies related to retiree prescription drug coverage, we have no corresponding tax effect due to the legislation. We also continued work on managing exposure to operational risks related to our company’s disaster recovery and business continuity. Our enterprise risk management efforts also include evaluating emerging risks such as potential changes in regulation at both the state and federal levels and the potential effects of increased inflation on assets and liabilities.

We measure the overall success of our strategy to effectively manage capital primarily by growing investment income and by achieving a total return on our equity investment portfolio that exceeds the return of the S&P 500 Index over any five-year period. We also monitor other measures. One of the most significant is our ratio of property casualty net written premiums to statutory surplus, which was 0.8-to-1 for the 12 months ended June 30, 2010, unchanged from 0.8-to-1 at year-end 2009. This ratio is a common measure of operating leverage used in the property casualty industry, with lower ratios indicating more capacity for a company’s premium growth. A.M. Best estimated the industry ratio was 0.8-to-1 at year-end 2009.

Another means of verifying our capital management strategy is our financial strength ratings. Our parent company’s senior debt is rated by four independent ratings firms. In addition, these firms award insurer financial strength ratings to our property casualty and life companies based on their quantitative and qualitative analyses. These ratings primarily assess an insurer’s ability to meet financial obligations to policyholders and do not necessarily address all of the matters that may be important to investors. Ratings may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

As of July 27, 2010, our credit and financial strength ratings were:

Insurer Financial Strength Ratings
Rating Agency	Parent Company Senior Debt Rating	Standard Market Property Casualty Insurance Subsidiary			Life Insurance Subsidiary			Excess and Surplus Insurance Subsidiary			Date of Most Recent Affirmation or Action
				Rating Tier			Rating Tier			Rating Tier
A. M. Best Co.	a	A+	Superior	2 of 16	A	Excellent	3 of 16	A	Excellent	3 of 16	Stable outlook (2/18/10)
Fitch Ratings	BBB+	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable outlook (8/6/09)
Moody's Investors Service	A3	A1	Good	5 of 21	-	-	-	-	-	-	Stable outlook (9/25/08)
Standard & Poor's Ratings Services	BBB	A	Strong	6 of 21	A	Strong	6 of 21	-	-	-	Stable outlook (07/19/10)

•	All of our insurance subsidiaries continue to be highly rated.

On July 19, 2010, Standard & Poor’s Ratings Services lowered the insurer financial strength ratings to A (Strong) from A+ (Strong) on our standard market property casualty companies and our life insurance subsidiary, raising its outlook to stable. Standard & Poor’s also lowered its counterparty credit rating on Cincinnati Financial Corporation to BBB from BBB+. S&P said its actions reflected the recent decline in our earnings and deterioration of underwriting performance from historical levels. Standard & Poor’s noted our very strong capitalization and strong competitive position, supported by a very loyal and productive agency force and low-cost infrastructure. S&P also cited our improved enterprise risk management, including a more conservative and risk-averse investment portfolio, which supports capital stabilization.

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

Improve Insurance Profitability

The main initiatives to improve our insurance profitability include:

•
Improve underwriting expertise – While most of our lines of business have maintained underwriting profitability, we continue to work on improving our capabilities in risk selection and pricing. For the lines of business that are underperforming or that involve larger or more complex risks, we take a comprehensive approach – with collaborative expertise among a team of associates from underwriting, claims, loss control, marketing, actuarial services and premium audit – focusing efforts toward restoring those lines’ underwriting profitability. Progress during 2010 and future plans for key initiatives are summarized below.

o
Improve pricing capabilities in each line of business – We began using predictive modeling tools that align individual insurance policy pricing to risk attributes prior to 2010 for our homeowner and workers’ compensation lines of business and expect to improve loss ratios over time. Audit processes are used to monitor compliance and to further develop risk selection and pricing capabilities. We are developing predictive models to use as a pricing tool for all major lines of commercial insurance and for our personal auto line of business, with both commercial auto and personal auto targeted for initial use in late 2010. Other initiatives in progress include preparing regulatory filings for multiple price tiers supporting predictive modeling and closer monitoring with measurements for commercial lines discretionary rate credits applied based on risk quality. In addition, we are preparing to file rate changes that will increase rates for most of our personal lines business, with implementation expected to begin during the fourth quarter of 2010.

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

•
Improve expense management to make the best use of our resources – We continue to invest in technology and workflow improvements to help improve efficiency and grow our business, as insurance market conditions improve, without proportional increases in expenses. Efficiency gains currently being realized allowed us recently to reallocate associates, focusing resources on more strategic activities and initiatives. During the first six months of 2010, our overall associate count decreased approximately 2 percent from the year-end 2009 level, largely in data entry functions related to initial benefits from our investment in new or enhanced policy administration systems.

•
Develop and deploy technology – Technology continues to be key for improving efficiencies and streamlining processes for our agencies, allowing us to win an increasing share of their most profitable business. Our technology initiatives seek to make it easier for agents to do business with us while enhancing our tradition of local decision making by our agents together with our field representatives who live and work in their communities. Ongoing technology development contributes to improved profitability by enhancing internal efficiency and organization of business data used for underwriting and pricing. Progress during 2010 and future plans for major technology initiatives are highlighted below.

o
Commercial lines policy administration system – In the fourth quarter of 2009, we deployed a new system called e-CLAS® CPP for commercial package and auto coverages to all of our appointed agencies in 11 states. During the first seven months of 2010, the system was deployed in 10 additional states. In total those first 21 states produce approximately 75 percent of our commercial premium volume. We plan to deploy the system to as many as nine additional states during the remainder of 2010. The new system includes real-time quoting and policy issuance, direct bill capabilities with several payment plans, and interface capabilities to transfer selected policy data from agency management systems. The response from agency users has been very positive, and we believe the new system will further improve our position among the go-to carriers for our agencies, having a positive impact on growth of profitable commercial lines business over the long term.

o
Personal lines policy administration system – In early 2010, we deployed a new version of this system, called Diamond 5.x, to all agencies that produce our personal lines business. In addition to handling additional data that supports enhanced pricing sophistication, this Web-based system supports agency efficiency through pre-filling of selected policy data and easy-to-use screens. We continue to focus on making it easier for our agents to do business with us, which we believe will significantly benefit our objective of writing their highest quality accounts with superior profit potential. During the first six months of 2010, agents continued to generate solid growth for our personal lines segment as new business written premiums increased nearly 25 percent.

We measure the overall success of our strategy to improve insurance profitability primarily through our GAAP combined ratio, which we believe can be consistently below 100 percent over any five-year period.

In addition, we expect these initiatives to contribute to our rank as the No. 1 or No. 2 insurance company based on premium volume in agencies that have represented us for at least five years. In 2009, we earned that rank in approximately 75 percent of these agencies, based on 2009 premiums. We are working to increase the percentage of agencies where our premium share ranks us as No. 1 or No. 2.

Drive Premium Growth

Key initiatives to drive premium growth include:

•
New agency appointments – In 2010, we are targeting 65 appointments of independent agencies writing an aggregate $1 billion in property casualty premiums annually with all insurance companies they represent. During the first six months of 2010, we appointed 38 new agencies that write an aggregate of nearly $600 million in property casualty premiums annually with various companies for an average of approximately $16 million per agency. The smallest of the new agencies writes less than $1 million for all represented companies and the largest writes nearly $140 million. In recent years approximately 23 larger agencies that each write over $50 million for all represented companies have been appointed to represent The Cincinnati Insurance Companies. As of June 30, 2010, a total of 1,201 agency relationships market our standard market insurance products from 1,487 reporting locations.

We seek to build close, long-term relationships with each agency we appoint and carefully evaluate the marketing reach of each new appointment to ensure the territory can support both current and new agencies. Our 114 field marketing territories are staffed by marketing representatives averaging 19 years of industry experience and nine years as a Cincinnati Insurance field marketing representative. They each lead a team of field associates, working together with headquarters support associates to form our agent-centered business model that provides local expertise, helps us better understand the accounts we underwrite and creates another market advantage for our agents.

Expansion into new states provides opportunities to replicate and leverage our highly successful agent-centered business model through the appointment of additional agencies. At June 30, 2010, our agents were actively marketing Cincinnati Insurance policies in 37 states, and we continue to study the regulatory and competitive environment in other states. We are targeting entry into two new states, Connecticut and Oregon, in the second half of 2010.

•
Earn a larger share of business with currently appointed agents – We continue to execute on growth initiatives begun in prior years, with a focus on the key components of agent satisfaction. Important initiatives are summarized below.

o
New products and services – Deploying enhancements that address agents’ needs, in early 2010 we launched a Target Markets department intended to focus on new commercial product development and support, including identification of promising classes of business. A team of associates with a focus and subject matter expertise in specific industry segments is dedicated full time to this department and engaged in research supporting the target markets initiative. During the second quarter of 2010, we released our first target market product: Educational Institutions Program. This initiative is expected to enable our agents to capture a greater share of the business in their communities and to place that business with Cincinnati Insurance. We also continue to add field associates where we can enhance service to our agents to increase their market advantages and support new business growth. Areas of targeted additions include loss control field representatives, personal lines field marketing representatives, and field associates specializing in surety bonds or premium auditing.

o
New states – Reaching our desired market share within an independent agency requires several years as relationships mature. We generally are able to earn a 10 percent share of an agency’s business within 10 years of its appointment. We also help our agents grow their business by attracting more clients in their communities through our unique style of service. In New Mexico and eastern Washington, states entered in 2007, we appointed 13 agencies through 2009, earning an almost 5 percent share of their total agency annual premium volume as of the end of 2009. In Texas, entered in late 2008, net written premiums for the first six months of 2010 rose to $15 million compared with $3 million for the same period of 2009.

o
Excess and surplus lines insurance - Better serving our agents by entering this market in 2008, we offer a variety of coverages in 36 of the 37 states where agents market our standard market coverages. Our agents write about $2.5 billion annually of excess and surplus lines business with other carriers, and we plan to earn a profitable share by bringing Cincinnati-style service to agents and policyholders. While we carefully manage policy terms and conditions and limit our exposure of any single risk to $1 million through reinsurance, our excess and surplus lines business continues to grow at a healthy pace. During the second quarter of 2010, new products were introduced for errors and omissions coverage targeting manufacturing and staffing businesses. During the first six months of 2010, net written premiums were $27 million compared with $17 million for the same period of 2009, an increase of 57 percent.

o
Personal lines – Refining pricing and improving ease of use for our agents, we are benefitting from continued premium growth. Enhancement of our tiered rating during 2009 helped to further improve our rate and credit structures to attract and retain business for our agents’ more quality-conscious clientele, with pricing that targets long-term underwriting profitability. During the first half of 2010, net written premiums increased 7 percent while new business premiums increased 26 percent. In seven states where we began writing personal lines business or significantly expanded our product offerings and automation capabilities in 2008 or 2009, net written premiums nearly doubled to $18 million.

Opportunities for future growth were enhanced as we continued to appoint agents that formerly marketed only our commercial lines products. During the first half of 2010, 27 more of those agencies were activated to offer our personal lines products, with 78 percent of our agents now offering our personal lines products in the 29 states where we market them.

We measure the overall success of this strategy to drive premium growth primarily through changes in net written premiums, which we believe can grow faster than the industry average over any five-year period. For the first six months of 2010, our property casualty net written premiums increased slightly, at less than 1 percent, compared with a full-year 2010 estimated 2 percent decline for the industry.

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

We report as Other the non-investment operations of the parent company and its non-insurer subsidiaries, CFC Investment Company and CSU Producer Resources Inc. We also report as Other the results of The Cincinnati Specialty Underwriters Insurance Company, as well as other income of our standard market property casualty insurance subsidiary. See Item 1, Note 12, Segment Information, Page 17, for discussion of the calculations of segment data. Results of operations for each of the four segments are discussed below.

Consolidated Property Casualty Insurance Results of Operations

Consolidated property casualty insurance results include premiums and expenses for our standard market insurance (commercial lines and personal lines segments) as well as our surplus lines operations.

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2010	2009	Change %	2010	2009	Change %

Earned premiums	$728	$733	(1)	$1,436	$1,465	(2)

Loss and loss expenses from:
Current accident year before catastrophe losses	522	529	(1)	1,014	1,010	0
Current accident year catastrophe losses	104	120	(13)	126	175	(28)
Prior accident years before catastrophe losses	(68)	(27)	(152)	(100)	(18)	(456)
Prior accident year catastrophe losses	(5)	(2)	(150)	(12)	(4)	(200)
Total loss and loss expenses	553	620	(11)	1,028	1,163	(12)
Underwriting expenses	230	235	(2)	482	479	1
Underwriting loss	$(55)	$(122)	55	$(74)	$(177)	58

			Pt. Change			Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	71.7%	72.1%	(0.4)	70.6%	69.0%	1.6
Current accident year catastrophe losses	14.3	16.3	(2.0)	8.8	11.9	(3.1)
Prior accident years before catastrophe losses	(9.3)	(3.7)	(5.6)	(7.0)	(1.2)	(5.8)
Prior accident year catastrophe losses	(0.7)	(0.2)	(0.5)	(0.8)	(0.3)	(0.5)
Total loss and loss expenses	76.0	84.5	(8.5)	71.6	79.4	(7.8)
Underwriting expenses	31.6	32.1	(0.5)	33.6	32.7	0.9
Combined ratio	107.6%	116.6%	(9.0)	105.2%	112.1%	(6.9)

Combined ratio:	107.6%	116.6%	(9.0)	105.2%	112.1%	(6.9)
Contribution from catastrophe losses and prior years reserve development	4.3	12.4	(8.1)	1.0	10.4	(9.4)
Combined ratio before catastrophe losses and prior years reserve development	103.3%	104.2%	(0.9)	104.2%	101.7%	2.5

Our consolidated property casualty insurance operations generated an underwriting loss of $55 million and $74 million for the three and six months ended June 30, 2010, compared with an underwriting loss of $122 million and $177 million for the three and six months ended June 30, 2009. The main drivers of improvement included lower prior accident year losses for our commercial lines workers’ compensation business and lower catastrophe losses for most of our property lines of business as discussed below.

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

The combined ratio can be affected significantly by catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Development on prior accident year reserves, including reserves for catastrophe losses, improved the combined ratio by 7.8 percentage points in the first half of 2010 compared with 1.5 percentage points in the same period of 2009. The higher amount of favorable development for the first six months of 2010 compared with 2009 was driven by a reversal of last year’s development trend for the workers’ compensation line of business as discussed in Commercial Lines Results of Operations on Page 30.

The underwriting expense ratio decreased for the second quarter and increased for the first six months of 2010 compared with the same periods of 2009. The second quarter decrease was largely due to lower policyholder dividends. The six-month increase was primarily due to first-quarter 2010 provisions for matters involving prior years and related to Note 10, Commitments and Contingent Liabilities, Page 17.

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2010	2009	Change %	2010	2009	Change %
Agency renewal written premiums	$685	$666	3	$1,367	$1,361	0
Agency new business written premiums	106	107	(1)	198	204	(3)
Other written premiums	(42)	(50)	16	(60)	(64)	6
Net written premiums	749	723	4	1,505	1,501	0
Unearned premium change	(21)	10	nm	(69)	(36)	(92)
Earned premiums	$728	$733	(1)	$1,436	$1,465	(2)

The trends in net written premiums and earned premiums summarized in the table above reflect a continuation of strong competition in our markets plus economic recession impacts on insured exposures, partially offset by the effects of the premium growth strategies we discussed in Highlights of Our Strategies and Supporting Initiatives, Page 23. The main drivers of trends for 2010 are discussed by segment on Pages 30 and 34.

Consolidated property casualty agency new business written for the three and six months ended June 30, 2010, decreased $1 million and $6 million compared with the same periods of 2009. New business premiums grew for our personal lines segment and for our excess and surplus lines operation while declining for our commercial lines segment. We continued to experience new business growth related to initiatives for geographic or product line expansion into new and underserved areas. Agents appointed during 2009 or 2010 produced an increase in standard lines new business of $17 million for the first six months of 2010 compared with 2009. As we appoint new agencies who choose to move accounts to us, we report these accounts as new business. While this business was new to us, in many cases it was not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that is less familiar to our agent due to it being recently obtained from a competing agent.

Catastrophe losses contributed 13.6 and 8.0 percentage points to the combined ratio in the three and six months ended June 30, 2010, compared with 16.1 and 11.6 percentage points in the same periods of 2009.

The following table shows catastrophe losses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list catastrophe events for which our incurred losses reach or exceed $5 million.

(In millions, net of reinsurance)			Three months ended June 30,			Six months ended June 30,
			Commercial	Personal		Commercial	Personal
Dates	Cause of loss	Region	lines	lines	Total	lines	lines	Total
2010
Jan. 7-12	Freezing, wind	South, Midwest	$(1)	$-	$(1)	$3	$2	$5
Feb. 9-11	Ice, snow, wind	East, Midwest	(1)	-	(1)	5	2	7
Apr. 4-6	Flood, hail, tornado, wind	South, Midwest	5	6	11	5	6	11
Apr. 30 - May 3	Flood, hail, tornado, wind	South	28	6	34	28	6	34
May 7-8	Hail, tornado, wind	East, Midwest	2	10	12	2	10	12
May 12-16	Flood, hail, tornado, wind	South, Midwest	3	2	5	3	2	5
Jun. 4-6	Flood, hail, tornado, wind	Midwest	3	3	6	3	3	6
Jun. 17-20	Flood, hail, tornado, wind	Midwest, West	5	4	9	5	4	9
Jun. 21-24	Flood, hail, tornado, wind	Midwest	4	5	9	4	5	9
Jun. 25-28	Flood, hail, tornado, wind	Midwest	1	4	5	1	4	5
All other 2010 catastrophes			11	4	15	17	6	23
Development on 2009 and prior catastrophes			(4)	(1)	(5)	(10)	(2)	(12)
Calendar year incurred total			$56	$43	$99	$66	$48	$114

2009
Jan. 26-28	Flood, freezing, ice, snow	South, Midwest	$(1)	$-	$(1)	$5	$15	$20
Feb. 10-13	Flood, hail, wind	South, Midwest, East	4	5	9	15	23	38
Feb. 18-19	Wind, hail	South	1	3	4	1	8	9
Apr. 9-11	Flood, hail, wind	South, Midwest	13	15	28	13	15	28
May 7-9	Flood, hail, wind	South, Midwest	12	17	29	12	17	29
Jun. 2-6	Flood, hail, wind	South, Midwest	6	4	10	6	4	10
Jun. 10-18	Flood, hail, wind	South, Midwest	21	9	30	21	9	30
All other 2009 catastrophes			5	6	11	5	6	11
Development on 2008 and prior catastrophes			(4)	2	(2)	(7)	3	(4)
Calendar year incurred total			$57	$61	$118	$71	$100	$171

Commercial Lines Insurance Results of Operations

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2010	2009	Change %	2010	2009	Change %

Earned premiums	$538	$556	(3)	$1,061	$1,112	(5)

Loss and loss expenses from:
Current accident year before catastrophe losses	385	403	(4)	757	766	(1)
Current accident year catastrophe losses	60	61	(2)	76	78	(3)
Prior accident years before catastrophe losses	(63)	(18)	(250)	(92)	(7)	nm
Prior accident year catastrophe losses	(4)	(4)	0	(10)	(7)	(43)
Total loss and loss expenses	378	442	(14)	731	830	(12)
Underwriting expenses	169	175	(3)	350	355	(1)
Underwriting loss	$(9)	$(61)	85	$(20)	$(73)	73

			Pt. Change			Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	71.7%	72.5%	(0.8)	71.4%	68.8%	2.6
Current accident year catastrophe losses	11.2	10.9	0.3	7.2	7.0	0.2
Prior accident years before catastrophe losses	(11.7)	(3.2)	(8.5)	(8.7)	(0.6)	(8.1)
Prior accident year catastrophe losses	(0.8)	(0.7)	(0.1)	(1.0)	(0.6)	(0.4)
Total loss and loss expenses	70.4	79.5	(9.1)	68.9	74.6	(5.7)
Underwriting expenses	31.3	31.4	(0.1)	33.0	32.0	1.0
Combined ratio	101.7%	110.9%	(9.2)	101.9%	106.6%	(4.7)

Combined ratio:	101.7%	110.9%	(9.2)	101.9%	106.6%	(4.7)
Contribution from catastrophe losses and prior years reserve development	(1.3)	7.0	(8.3)	(2.5)	5.8	(8.3)
Combined ratio before catastrophe losses and prior years reserve development	103.0%	103.9%	(0.9)	104.4%	100.8%	3.6

Overview

Performance highlights for the commercial lines segment include:

•
Premiums – Commercial lines earned premiums and net written premiums declined during the first half of 2010 due to lower insured exposure levels from the weak economy, slightly lower pricing and continued strong competition that caused us to decline opportunities to write new or renewal business we considered underpriced. For the second quarter of 2010, net written premiums increased, driven by growth in our commercial property and commercial auto lines of business as shown in the Commercial Lines of Business Analysis below. The premiums table below analyzes the components of earned premiums.

Both new business and renewal premium volume reflected a weak economy in many geographic regions, resulting in lower levels of insured exposures. Economic impacts were relatively greater on our contractor-related business, which primarily affects certain lines of business, as discussed in our 2009 Annual Report on Form 10-K, Item 7, Commercial Lines Insurance Results of Operations, Page 49. These lower exposures are reflected by the more significant decrease in written premiums during the first six months of 2010 for our commercial casualty and workers’ compensation business relative to most other commercial lines of business as shown in the Commercial Lines of Business Analysis below. Premiums for these two lines include the result of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits caused $2 million of the $18 million commercial lines earned premium decline in the second quarter and $16 million of the $51 million decline in the first six months of 2010.

Lower pricing contributed to the decrease in renewal written premiums for the first six months of 2010. We work with our agents to retain accounts with manageable risk characteristics that support the lower average prices prevailing in the marketplace. Our agents, assisted by our field associates who handle underwriting, claims, loss control or premium audit responsibilities, provide us with insight on local market conditions. We use such insights in making decisions intended to adequately price business to achieve target profit margins. We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies. Our commercial lines policies averaged an estimated price decline of approximately 1 percent during the first half of 2010, improving modestly from a low-single-digit average decline for the second half of 2009. More significant declines sometimes occur, particularly for larger accounts.

New business written premiums for commercial lines also decreased during the first six months of 2010, an indication of strong competition and our intention to avoid writing business we considered underpriced. Our three newest states for our commercial lines operation – Texas, Colorado and Wyoming – generated an increase in new business of $11 million for the first half of 2010 compared with the same period of 2009, while other states in total decreased by $27 million or 18 percent. The trend of writing fewer new business policies with annual premiums of $100,000 or more continued, declining over 30 percent for the first six months of 2010 compared with the same period of 2009, reflecting significant price competition for larger accounts.

Commercial Lines Insurance Premiums

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2010	2009	Change %	2010	2009	Change %
Agency renewal written premiums	$492	$488	1	$1,025	$1,045	(2)
Agency new business written premiums	73	79	(8)	139	155	(10)
Other written premiums	(33)	(43)	23	(44)	(51)	14
Net written premiums	532	524	2	1,120	1,149	(3)
Unearned premium change	6	32	(81)	(59)	(37)	(59)
Earned premiums	$538	$556	(3)	$1,061	$1,112	(5)

•
Combined ratio – The commercial lines combined ratio for the three and six months ended June 30, 2010, improved compared with the same periods of 2009, primarily due to more favorable reserve development on prior accident years. Catastrophe losses accounted for 10.4 percentage points and 6.2 percentage points of the combined ratio for the three and six months ended June 30, 2010, compared with an annual average of 2.5 percentage points for the years 2007 through 2009. The relatively high catastrophe loss ratio for the second quarter and first half of 2010 was the primary reason for the underwriting loss for both periods.

The ratio for current accident year loss and loss expenses before catastrophe losses of 71.4 percent for the first six months of 2010 improved slightly compared with the 72.5 percent accident year 2009 ratio measured as of December 31, 2009. New losses greater than $4 million, shown in the table below, had a first-half 2010 ratio impact of 1.6 percentage points compared with 2.4 percentage points for full-year 2009, accounting for most of the ratio improvement.

The net effect of reserve development on prior accident years during the second quarter and first six months of 2010 was favorable for commercial lines overall at $67 million and $102 million compared with favorable development of $22 million and $14 million for the same periods in 2009. The workers’ compensation portion of commercial lines’ overall favorable development was $11 million and $19 million compared with unfavorable development of $29 million and $49 million, for the respective periods. For the first six months of 2010, most of the favorable reserve development on prior accident years occurred in the commercial casualty line of business for accident years 2008 and 2009. The favorable reserve development recognized for commercial casualty is due mainly to further moderations in paid loss cost inflation. Reserve estimates are inherently uncertain as described in our 2009 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Reserves, Page 38.

Our loss and loss expense ratio for workers’ compensation remained high at 90.6 percent for the first six months of 2010, contributing to the underwriting loss. As discussed on Page 25, predictive modeling for workers’ compensation is expected to improve pricing accuracy, therefore improving profitability and the related ratios over time. In addition to using the predictive model in underwriting new business and renewal accounts, we are making greater use of workers’ compensation underwriting specialists who have extensive experience in underwriting workers’ compensation exposures. Other actions taken to improve workers’ compensation results include assigning additional staff to specialize in workers’ compensation claims handling, increasing the use of loss control risk evaluation services and promoting the timely reporting of claims. Direct reporting of workers’ compensation claims, implemented in early 2010, provides detailed information for prompt assignment of claims handling expertise appropriate for each case. As a result, we have seen significantly more claims reported on the same day an injury occurs. More specialized claims handling and earlier reporting should enable our claims representatives to manage and contain the costs of claims that have already occurred more effectively, as well as future claims. Loss control services are intended to help prevent worker-related accidents or lessen the severity of injuries when accidents occur.

The underwriting expense ratio for the second quarter was approximately flat  while it increased by 1 percentage point for the first six months of 2010 compared with the same periods of 2009.

The six-month increase was primarily due to lower earned premiums. Other factors contributing to the change in the commercial lines combined ratio were lower pricing, lower audit premiums and normal loss cost inflation. Underwriting results and related measures for the combined ratio are summarized in the first table of Commercial Lines Insurance Results of Operations. The tables and discussion below provide additional details for the primary drivers of underwriting results.

Commercial Lines Insurance Losses by Size

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2010	2009	Change %	2010	2009	Change %
New losses greater than $4,000,000	$11	$21	(48)	$17	$30	(43)
New losses $1,000,000-$4,000,000	22	36	(39)	54	62	(13)
New losses $250,000-$1,000,000	40	38	5	80	86	(7)
Case reserve development above $250,000	29	63	(54)	61	114	(46)
Total large losses incurred	102	158	(35)	212	292	(27)
Other losses excluding catastrophe losses	159	151	5	321	324	(1)
Catastrophe losses	57	57	0	66	71	(7)
Total losses incurred	$318	$366	(13)	$599	$687	(13)

			Pt. Change			Pt. Change
Ratios as a percent of earned premiums:
New losses greater than $4,000,000	2.0%	3.7%	(1.7)	1.6%	2.7%	(1.1)
New losses $1,000,000-$4,000,000	4.1	6.5	(2.4)	5.1	5.6	(0.5)
New losses $250,000-$1,000,000	7.4	7.0	0.4	7.5	7.7	(0.2)
Case reserve development above $250,000	5.4	11.4	(6.0)	5.8	10.2	(4.4)
Total large loss ratio	18.9	28.6	(9.7)	20.0	26.2	(6.2)
Other losses excluding catastrophe losses	29.6	27.1	2.5	30.2	29.2	1.0
Catastrophe losses	10.5	10.3	0.2	6.2	6.4	(0.2)
Total loss ratio	59.0%	66.0%	(7.0)	56.4%	61.8%	(5.4)

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2010, the ratio for these losses and case reserve increases improved 9.7 percentage points compared with last year’s second quarter, primarily due to a lower number of claims and incurred losses for general liability and professional liability coverages. A decline in large losses for those coverages also accounted for most of the lower large losses result for the six months ended June 30, 2010, compared with the same period a year ago. We believe results for the three-month and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in the large case reserves for claims above $250,000.

Commercial Lines of Business Analysis

Approximately 95 percent of our commercial lines premiums relate to accounts with coverages from more than one of our business lines. As a result, we believe that the commercial lines segment is best measured and evaluated on a segment basis. However, we provide line of business data to summarize premium and loss trends separately for each line.

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2010	2009	Change %	2010	2009	Change %
Commercial casualty:
Written premiums	$168	$171	(2)	$359	$379	(5)
Earned premiums	172	180	(4)	336	366	(8)
Loss and loss expenses incurred	82	98	(16)	178	201	(11)
Loss and loss expense ratio	48.3%	54.2%		53.2%	54.7%
Contribution from catastrophe losses	0.0	0.0		0.0	0.0
Contribution from prior period reserve development	(25.3)	(21.6)		(19.2)	(15.5)
Commercial property:
Written premiums	$124	$113	10	$253	$245	3
Earned premiums	121	120	1	242	241	0
Loss and loss expenses incurred	109	106	3	195	189	3
Loss and loss expense ratio	90.1%	88.3%		80.5%	78.6%
Contribution from catastrophe losses	36.7	23.5		22.5	15.4
Contribution from prior period reserve development	(5.5)	(3.1)		(3.7)	0.9
Commercial auto:
Written premiums	$99	$94	5	$202	$204	(1)
Earned premiums	96	98	(2)	191	197	(3)
Loss and loss expenses incurred	70	61	15	128	120	7
Loss and loss expense ratio	72.9%	62.5%		67.0%	61.1%
Contribution from catastrophe losses	4.2	3.3		1.6	1.6
Contribution from prior period reserve development	(1.0)	(5.6)		(4.0)	(1.9)
Workers' compensation:
Written premiums	$72	$79	(9)	$167	$183	(9)
Earned premiums	79	88	(10)	153	171	(11)
Loss and loss expenses incurred	72	115	(37)	139	212	(34)
Loss and loss expense ratio	89.9%	130.2%		90.6%	124.0%
Contribution from catastrophe losses	0.0	0.0		0.0	0.0
Contribution from prior period reserve development	(13.3)	33.2		(12.6)	28.7
Specialty packages:
Written premiums	$36	$35	3	$75	$73	3
Earned premiums	37	37	0	74	72	3
Loss and loss expenses incurred	32	42	(24)	65	76	(14)
Loss and loss expense ratio	85.6%	114.3%		87.3%	105.4%
Contribution from catastrophe losses	20.2	68.8		10.8	41.9
Contribution from prior period reserve development	(3.5)	(6.4)		3.2	(0.5)
Surety and executive risk:
Written premiums	$24	$25	(4)	$47	$50	(6)
Earned premiums	25	25	0	49	50	(2)
Loss and loss expenses incurred	8	17	(53)	21	24	(13)
Loss and loss expense ratio	36.2%	67.0%		43.6%	48.8%
Contribution from catastrophe losses	0.0	0.0		0.0	0.0
Contribution from prior period reserve development	(17.7)	(3.8)		(6.9)	(10.5)
Machinery and equipment:
Written premiums	$9	$7	29	$17	$15	13
Earned premiums	8	8	0	16	15	7
Loss and loss expenses incurred	5	3	67	5	8	(38)
Loss and loss expense ratio	51.9%	39.7%		29.3%	49.3%
Contribution from catastrophe losses	1.8	1.2		0.4	2.8
Contribution from prior period reserve development	1.9	(0.1)		(7.5)	8.5

As discussed above, the loss and loss expense ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three and six months ended June 30, 2010, the commercial line of business with the most significant profitability challenge is workers’ compensation. As discussed above, our actions to improve pricing and reduce loss costs for workers’ compensation are expected to benefit future profitability trends.

Personal Lines Insurance Results of Operations

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2010	2009	Change %	2010	2009	Change %

Earned premiums	$179	$172	4	$353	$343	3

Loss and loss expenses from:
Current accident year before catastrophe losses	125	121	3	236	237	0
Current accident year catastrophe losses	44	59	(25)	50	97	(48)
Prior accident years before catastrophe losses	(5)	(9)	44	(9)	(12)	25
Prior accident year catastrophe losses	(1)	2	nm	(2)	3	nm
Total loss and loss expenses	163	173	(6)	275	325	(15)
Underwriting expenses	57	56	2	124	110	13
Underwriting loss	$(41)	$(57)	28	$(46)	$(92)	50

			Pt. Change			Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	70.3%	70.9%	(0.6)	67.0%	69.0%	(2.0)
Current accident year catastrophe losses	24.5	34.3	(9.8)	14.1	28.1	(14.0)
Prior accident years before catastrophe losses	(3.0)	(5.4)	2.4	(2.7)	(3.4)	0.7
Prior accident year catastrophe losses	(0.7)	1.1	(1.8)	(0.5)	0.9	(1.4)
Total loss and loss expenses	91.1	100.9	(9.8)	77.9	94.6	(16.7)
Underwriting expenses	32.3	32.3	0.0	35.2	32.3	2.9
Combined ratio	123.4%	133.2%	(9.8)	113.1%	126.9%	(13.8)

Combined ratio:	123.4%	133.2%	(9.8)	113.1%	126.9%	(13.8)
Contribution from catastrophe losses and prior years reserve development	20.8	30.0	(9.2)	10.9	25.6	(14.7)
Combined ratio before catastrophe losses and prior years reserve development	102.6%	103.2%	(0.6)	102.2%	101.3%	0.9

Overview

Performance highlights for the personal lines segment include:

•
Premiums – Personal lines earned premiums and net written premiums increased for the three and six months ended June 30, 2010, due to higher renewal and new business premiums that reflected improved pricing.

Agency renewal written premiums increased 6 percent and 5 percent in the second quarter and first six months of 2010 because of rate increases, strong policy retention rates and premium growth initiatives. Pricing changes during 2009 included an expansion of pricing points and pricing sophistication, incorporating insurance scores and credits for policies on above-average quality risks. Various rate changes were implemented beginning in October 2009, including increases for the homeowner line of business averaging approximately 6 percent, with some individual policy rate increases in the double-digit range. Similar rate changes, with a slightly higher average rate increase, are expected to be implemented beginning in the fourth quarter of 2010 for states representing the majority of our personal lines business.

We continue to earn a larger share of business in newer states for our personal lines operation where we already had a well-established position for commercial lines. In seven states where we began writing personal lines business or significantly expanded our product offerings and automation capabilities in 2008 or 2009, personal lines net written premiums accounted for an increase in net written premiums of $8 million for the first half of 2010 over the same period of 2009, while other states in total increased by $17 million or 5 percent.

Personal lines new business written premiums continued a strong growth trend, increasing at rates of 26 percent and 24 percent for the three and six months ended June 30, 2010. We continue to believe we are successful in attracting more of our agents’ preferred business as the average quality of our book of business has improved according to mix of business by insurance score. Significant new business growth occurred in states where we have operated for decades as well as seven states where we significantly expanded our personal lines product offerings and automation capabilities beginning in 2008. Some of what we report as new business came from accounts that were not new to our agents. We believe these seasoned accounts tend to be priced more accurately than business that is less familiar to our agents.

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

Personal Lines Insurance Premiums

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2010	2009	Change %	2010	2009	Change %
Agency renewal written premiums	$187	$176	6	$330	$313	5
Agency new business written premiums	24	19	26	42	34	24
Other written premiums	(7)	(5)	(40)	(13)	(13)	0
Net written premiums	204	190	7	359	334	7
Unearned premium change	(25)	(18)	(39)	(6)	9	nm
Earned premiums	$179	$172	4	$353	$343	3

•
Combined ratio – The personal lines combined ratio for the three and six months ended June 30, 2010, improved 9.8  and 13.8 percentage points compared with the same periods of 2009, primarily due to lower weather-related catastrophe losses. The 67.0 percent ratio for current accident year loss and loss expenses before catastrophe losses for the first six months of 2010 improved 3.9 percentage points compared with the 70.9 percent accident year 2009 ratio measured as of December 31, 2009. Pricing changes and lower large losses were the primary drivers of the improvement. New losses greater than $250,000, shown in the table below, had a first-half 2010 ratio impact of 8.6 percentage points compared with 10.1 percentage points for full-year 2009, accounting for 1.5 percentage points of the improvement.

In addition to the rate increases discussed above, we continue to refine our pricing to better match premiums to the risk of loss on individual policies. We also continue to increase pricing sophistication that considers insurance scores and other attributes of risk relating to the insured exposure. The results of improved pricing per risk and the broad-based rate increases are expected to improve the combined ratio over the next several quarters. In addition, greater geographic diversification is expected over time to reduce the volatility of homeowner loss ratios attributable to weather-related catastrophe losses.

Personal lines reserve development for prior accident years during the second quarter and first six months of 2010 trended favorably, similar to trends for the same periods of 2009. Most of the favorable reserve development for prior accident years recognized during 2010 occurred in the other personal line of business, mainly due to umbrella liability coverages, which continued to benefit from a moderation in paid loss cost inflation. Reserve estimates are inherently uncertain as described in our 2009 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves, Page 71.

The underwriting expense ratio for the second quarter was in line with the same period a year ago while the ratio for the first six months of 2010 increased, both compared with the same periods of 2009. The six-month increase was primarily due to first-quarter 2010 provisions for matters involving prior years and related to Note 10, Commitments and Contingent Liabilities, Page 17.

Personal Lines Insurance Losses by Size

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2010	2009	Change %	2010	2009	Change %
New losses greater than $4,000,000	$0	$0	nm	$0	$0	nm
New losses $1,000,000-$4,000,000	7	3	133	10	5	100
New losses $250,000-$1,000,000	10	8	25	20	22	(9)
Case reserve development above $250,000	1	7	(86)	4	12	(67)
Total large losses incurred	18	18	0	34	39	(13)
Other losses excluding catastrophe losses	85	80	6	161	154	5
Catastrophe losses	43	57	(25)	48	96	(50)
Total losses incurred	$146	$155	(6)	$243	$289	(16)

			Pt. Change			Pt. Change
Ratios as a percent of earned premiums:
New losses greater than $4,000,000	0.0%	0.0%	0.0	0.0%	0.0%	0.0
New losses $1,000,000-$4,000,000	4.4	1.9	2.5	3.0	1.4	1.6
New losses $250,000-$1,000,000	5.6	4.8	0.8	5.6	6.7	(1.1)
Case reserve development above $250,000	0.6	3.8	(3.2)	1.2	3.4	(2.2)
Total large losses incurred	10.6	10.5	0.1	9.8	11.5	(1.7)
Other losses excluding catastrophe losses	48.0	46.4	1.6	45.7	44.8	0.9
Catastrophe losses	23.8	33.2	(9.4)	13.5	27.9	(14.4)
Total loss ratio	82.4%	90.1%	(7.7)	69.0%	84.2%	(15.2)

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2010, the ratio for these losses and case reserve increases was essentially flat compared with last year’s second quarter, while the six-month result was 1.8 percentage points lower than the same period a year ago, primarily due to a lower number of claims and incurred losses for the personal auto line of business. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000.

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

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2010	2009	Change %	2010	2009	Change %
Personal auto:
Written premiums	$97	$89	9	$170	$157	8
Earned premiums	83	80	4	164	159	3
Loss and loss expenses incurred	61	60	2	108	111	(3)
Loss and loss expense ratio	73.6%	75.7%		66.0%	69.7%
Contribution from catastrophe losses	4.0	3.1		2.0	1.7
Contribution from prior period reserve development	(1.4)	(2.1)		(3.0)	0.6
Homeowner:
Written premiums	$81	$76	7	$141	$132	7
Earned premiums	72	70	3	142	140	1
Loss and loss expenses incurred	89	103	(14)	142	196	(28)
Loss and loss expense ratio	123.8%	147.8%		100.2%	140.3%
Contribution from catastrophe losses	52.8	77.6		30.1	64.5
Contribution from prior period reserve development	(0.6)	4.6		0.5	5.6
Other personal:
Written premiums	$26	$25	4	$48	$45	7
Earned premiums	24	22	9	47	44	7
Loss and loss expenses incurred	13	10	30	25	18	39
Loss and loss expense ratio	53.0%	42.6%		52.3%	40.2%
Contribution from catastrophe losses	5.3	18.7		4.1	14.8
Contribution from prior period reserve development	(22.0)	(40.4)		(14.9)	(39.3)

As discussed above, the loss and loss expense ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the six months ended June 30, 2010, the personal line of business with the most significant profitability challenge was homeowner. As discussed above, we continue actions to improve pricing per risk and overall rates, which are expected to improve future profitability trends. In addition we anticipate that the long-term future average for the catastrophe loss ratio would improve due to gradual geographic diversification into states less prone to catastrophe losses.

Life Insurance Results of Operations

Life Insurance Results

	Three months ended June 30,			Six months ended June 30,
(In millions)	2010	2009	Change %	2010	2009	Change %
Earned premiums	$40	$37	8	$79	$70	13
Separate account investment management fees	1	-	nm	1	-	nm
Total revenues	41	37	11	80	70	14
Contract holders' benefits incurred	43	39	10	85	78	9
Investment interest credited to contract holders	(20)	(17)	(18)	(39)	(33)	(18)
Operating expenses incurred	16	13	23	32	24	33
Total benefits and expenses	39	35	11	78	69	13
Life insurance segment profit (loss)	$2	$2	0	$2	$1	100

Overview

Performance highlights for the life insurance segment include:

•
Revenues – Revenues were higher for the three and six months ended June 30, 2010, driven by an earned premium increase largely due to growth from term life insurance products and universal life insurance products.

Gross in-force life insurance policy face amounts increased to $72.180 billion at June 30, 2010, from $69.815 billion at year-end 2009.

Fixed annuity deposits received for three and six months ended June 30, 2010, were $52 million and $116 million compared with $30 million and $43 million for the same periods of 2009. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as a liability with a portion representing profit subsequently earned over time. We do not write variable or equity indexed annuities.

Life Insurance Premiums

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2010	2009	Change %	2010	2009	Change %
Term life insurance	$24	$23	4	$47	$41	15
Universal life insurance	10	7	43	19	15	27
Other life insurance, annuity, and disability income products	6	7	(14)	13	14	(7)
Net earned premiums	$40	$37	8	$79	$70	13

•
Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because most of its investment income is included in our investment segment results. We include only investment income credited to contract holders (interest assumed in life insurance policy reserve calculations) in our life insurance segment results. Profit of $2 million for our life insurance segment in the first six months of 2010 compared favorably with a $1 million profit for the first six months of 2009 when the segment experienced less favorable mortality experience.

Although we exclude most of our life insurance company investment income from our life insurance segment results, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life insurance related invested assets, the life insurance company reported a net profit of $10 million and $18 million in the three and six months ended June 30, 2010, compared with a net profit of $6 million and a net loss of $3 million for the same periods of 2009. The life insurance company portfolio had after-tax realized investment gains of less than $1 million and after-tax realized investment losses of $1 million in the three and six months ended June 30, 2010, compared with after-tax realized investment losses of $5 million and $23 million for the same periods of 2009.

Life segment expenses consist principally of contract holders (policyholders) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits rose in the first six months of 2010 due to increased levels of policy reserves associated with growth in earned life insurance premiums. Net death claims remained within our range of pricing expectations. Operating expenses increased principally because of the level of commission expense associated with new term life insurance and fixed annuity policies, partially offset by deferred acquisition costs related to these products.

Investments Results of Operations

Overview

The investment segment contributes investment income and realized gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income

Pretax investment income increased 9 percent and 7 percent for the three and six months ended June 30, 2010, primarily due to higher interest income somewhat offset by a slight decline in dividend income, reflecting an increased allocation to fixed-maturity securities over the past year. In our 2009 Form 10-K, Item 1, Investments Segment, Page 18 and Item 7, Investments Outlook, Page 67, we discussed our portfolio strategies. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in Item 3, Quantitative and Qualitative Disclosures About Market Risk, Page 45.

We continue to position our portfolio with consideration to both the challenges presented by the current low interest rate environment and the risks presented by potential future inflation. As bonds in our generally laddered portfolio mature over the near term, we will be challenged to replace their current yield and continue our trend of improving investment income. While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term.

Investment Results

	Three months ended June 30,			Six months ended June 30,
(In millions)	2010	2009	Change %	2010	2009	Change %
Total investment income, net of expenses, pre-tax	$130	$119	9	$260	$243	7
Investment interest credited to contract holders	(20)	(17)	(18)	(39)	(33)	(18)
Realized investment gains and losses summary:
Realized investment gains and losses, net	16	23	(30)	19	75	(75)
Change in fair value of securities with embedded derivatives	(5)	11	nm	1	7	(86)
Other-than-temporary impairment charges	(34)	(52)	35	(35)	(102)	66
Total realized investment gains and losses, net	(23)	(18)	(28)	(15)	(20)	25
Investment operations income	$87	$84	4	$206	$190	8

	Three months ended June 30,			Six months ended June 30,
(In millions)	2010	2009	Change %	2010	2009	Change %
Investment income:
Interest	$107	$96	11	$214	$192	11
Dividends	24	24	0	48	50	(4)
Other	1	1	0	2	5	(60)
Investment expenses	(2)	(2)	0	(4)	(4)	0
Total investment income, net of expenses, pre-tax	130	119	9	260	243	7
Income taxes	(32)	(28)	(14)	(64)	(56)	(14)
Total investment income, net of expenses, after-tax	$98	$91	8	$196	$187	5

Effective tax rate	24.5%	23.2%		24.5%	23.2%

Average invested assets	$11,381	$9,677		$11,279	$9,931

Average yield pre-tax	4.6%	4.9%		4.6%	4.9%
Average yield after-tax	3.4%	3.8%		3.5%	3.8%

Net Realized Gains and Losses

We reported a net realized investment loss of $23 million and $15 million in the three months and six months ended June 30, 2010, as other-than-temporary impairment charges offset net gains from investment sales and bond calls. A $6 million first-quarter increase in the fair value of securities with embedded options was mostly reversed in the second quarter due to adverse equity market activity, accounting for part of the net realized investment loss. We reported net realized investment losses of $18 million and $20 million in the three months and six months ended June 30, 2009, as net gains from investment sales and bond calls were offset by other-than-temporary impairment charges and the change in fair value of securities with embedded derivatives.

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

The total net realized investment losses for the first six months of 2010 include:

•	$23 million in gains from the sale of various common stock holdings.

•	$2 million in net losses from fixed-maturity sales and calls.

•	$1 million in gains from changes in fair value of securities with embedded derivatives.

•	$35 million in other-than-temporary impairment charges to write down holdings of equities and fixed maturities.

The $2 million in net losses included a $1 million gain in short-term investments due to the final receipt from the Reserve Primary Fund that exceeded the impaired basis. The net losses also included $12 million in losses due to sales of all of the remaining holdings of collateralized mortgage obligations, which occurred during the first quarter of 2010.

We believe that if the improving liquidity in the markets were to reverse, or the economic recovery were to significantly stall, we could experience declines in portfolio values and possible additional other-than-temporary-impairment charges. Of the 2,586 securities in the portfolio, none were trading below 70 percent of book value at June 30, 2010. Our asset impairment committee regularly monitors the portfolio.

The table below provides additional detail for other-than-temporary impairment charges.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2010	2009	2010	2009
Fixed maturities
Financial	$-	$2	$-	$21
Services cyclical	-	-	-	11
Real estate	1	-	1	7
Consumer cyclical	-	1	-	2
Other	-	-	1	2
Total fixed maturities	1	3	2	43

Common equities
Health	21	6	21	6
Industrial	-	26	-	26
Consumer discretionary	-	10	-	10
Material	-	7	-	7
Information technology	12	-	12	-
Total common equities	33	49	33	49

Preferred equities
Financial	-	-	-	10
Total preferred equities	-	-	-	10

Total	$34	$52	$35	$102

Other

We report as Other the non-investment operations of the parent company and its non-insurer subsidiaries, CFC Investment Company and CSU Producers Resources Inc. We also report as Other the results of The Cincinnati Specialty Underwriters Insurance Company, as well as other income of our standard market property casualty insurance subsidiary.

Losses before income taxes for Other were largely driven by interest expense from debt of the parent company. Loss and loss expenses and underwriting expenses for Other are from our excess and surplus lines operation and, for the first six months of 2010, were partially offset by excess and surplus lines earned premiums.

	Three months ended June 30,			Six months ended June 30,
(In millions)	2010	2009	Change %	2010	2009	Change %
Interest and fees on loans and leases	$1	$2	(50)	$3	$4	(25)
Earned premiums	11	5	120	22	10	120
Other revenues	1	1	0	1	2	(50)
Total revenues	13	8	63	26	16	63
Interest expense	14	14	0	27	28	(4)
Losses and loss expenses	12	4	200	22	9	144
Underwriting expenses	4	5	(20)	8	13	(38)
Operating expenses	1	3	(67)	5	8	(38)
Total expenses	31	26	19	62	58	7
Pre-tax loss	$(18)	$(18)	0	$(36)	$(42)	14

Taxes

We had $6 million of income tax benefit and $11 million of income tax expense in the three and six months ended June 30, 2010, compared with $31 million and $33 million of income tax benefit for the same periods of 2009. The effective tax rate for the three and six months ended June 30, 2010, was negative 25.7 percent and positive 10.5 percent compared with positive 62.7 percent and positive 201.2 percent for the same periods last year.

The change in our effective tax rate was primarily due to changes in pretax income from underwriting results, changes in investment income and the amount of realized investment gains and losses. Modest changes to tax-exempt interest and the dividend received deduction in the current year compared with the prior year also contributed to the change.

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Tax-Exempt Fixed Maturities, Page 46 for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For our insurance subsidiaries, approximately 85 percent of income from tax-advantaged fixed-maturity investments is exempt from federal tax. Our non-insurance companies own no tax-advantaged fixed-maturity investments. For our insurance subsidiaries, the dividend received deduction, after the dividend proration of the 1986 Tax Reform Act, exempts approximately 60 percent of dividends from qualified equities from federal tax. For our non-insurance subsidiaries, the dividend received deduction exempts 70 percent of dividends from qualified equities. Details about our effective tax rate are found in our 2009 Annual Report on Form 10-K, Item 8, Note 11, Income Taxes, Page 108.

Liquidity and Capital Resources

At June 30, 2010, shareholders’ equity was $4.737 billion compared with $4.760 billion at December 31, 2009. Total debt was $839 million at June 30, 2010 and at December 31, 2009. At June 30, 2010, cash and cash equivalents totaled $325 million compared with $557 million at December 31, 2009.

Sources of Liquidity

Subsidiary Dividends

Our lead insurance subsidiary declared dividends of $110 million to the parent company during the first six months of 2010 compared with none for the first six months of 2009. For the full-year 2009, subsidiary dividends declared totaled $50 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. During 2010, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $365 million.

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

The table below shows a summary of cash flow for property casualty insurance (direct method):

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2010	2009	2010	2009
Premiums collected	$727	$734	$1,445	$1,484
Loss and loss expenses paid	(453)	(496)	(867)	(975)
Commissions and other underwriting expenses paid	(221)	(220)	(511)	(515)
Insurance subsidiary cash flow from underwriting	53	18	67	(6)
Investment income received	86	71	175	151
Insurance operating cash flow	$139	$89	$242	$145

Collected premiums for property casualty insurance are down $39 million for the first six months of 2010, but the decline was offset by a $108 million decrease in loss and loss expenses paid, primarily due to lower catastrophe paid losses.

Our life insurance subsidiary underwriting cash flow was $78 million for the six months ended June 30, 2010, down $11 million from underwriting cash flow reported in the first six months of 2009.

We discuss our future obligations for claims payments and for underwriting expenses in our 2009 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 71, and Other Commitments, also on Page 71.

Capital Resources

At June 30, 2010, our total debt-to-capital ratio remained stable at 15.0 percent, with $790 million in long-term debt and $49 million in borrowings on our revolving short-term lines of credit. Based on our present capital requirements, we do not anticipate a material increase in debt levels during 2010. As a result, we expect changes in our debt-to-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders’ equity.

We provide details of our three long-term notes in our 2009 Annual Report on Form 10-K, Item 8, Note 8, Senior Debt, Page 106. None of the notes are encumbered by rating triggers. Our debt ratings are described in Progress Toward Long-Term Value Creation, Page 22.

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

Other Commitments

In addition to our contractual obligations, we have other property casualty operational commitments.

•	Commissions – Commissions paid were $313 million in the first six months of 2010. Commission payments generally track with written premiums.

•
Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Non-commission underwriting expenses paid were $198 million in the first six months of 2010.

•
In addition to contractual obligations for hardware and software, we anticipate capitalizing approximately $10 million in spending for key technology initiatives in 2010. Capitalized development costs related to key technology initiatives were $6 million in the first six months of 2010. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

We anticipate contributing $25 million in the third quarter of 2010 to our qualified pension plan as indicated in our 2009 Annual Report on Form 10-K.

Investing Activities

After fulfilling operating requirements, we invest cash flows from underwriting, investment and other corporate activities in fixed-maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. See Progress Toward Long-Term Value Creation, Page 22, for a discussion of current refinements to our investment strategies that reflect our risk management activities. We discuss certain portfolio attributes in Item 3, Quantitative and Qualitative Disclosures about Market Risk, Page 45.

Uses of Capital

Uses of cash to enhance shareholder return include dividends to shareholders. In February and May 2010, the board of directors declared a regular quarterly cash dividend of 39.5 cents per share for an indicated annual rate of $1.58 per share. During the first six months of 2010, $126 million was used for cash dividends to shareholders. During the first six months of 2010, we used $10 million to repurchase 0.4 million shares of our common stock at an average price of $26.49. The repurchase was intended to offset the issuance of shares through equity compensation plans, primarily due to vesting of service-based restricted stock units of equity awards granted in the past. The details of 2010 repurchase activity and repurchase authorizations are described in Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, Page 51.

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

The rise in total gross reserves was due to higher reserves for commercial property, specialty package and homeowner lines of business because of catastrophe losses. This rise was partially offset by lower reserves for other line of business, primarily commercial casualty and surety and executive risk.

Commercial Lines Insurance Segment Gross Reserves

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total
At June 30, 2010
Commercial casualty	$1,018	$290	$522	$1,830	49.1%
Commercial property	123	21	33	177	4.8
Commercial auto	271	49	65	385	10.4
Workers' compensation	455	463	144	1,062	28.5
Specialty packages	83	4	11	98	2.6
Surety and executive risk	108	0	54	162	4.4
Machinery and equipment	3	3	1	7	0.2
Total	$2,061	$830	$830	$3,721	100.0%
At December 31, 2009
Commercial casualty	$1,044	$309	$540	$1,893	50.8%
Commercial property	84	15	31	130	3.5
Commercial auto	266	47	65	378	10.1
Workers' compensation	452	458	143	1,053	28.3
Specialty packages	68	5	10	83	2.2
Surety and executive risk	128	(2)	55	181	4.9
Machinery and equipment	2	3	1	6	0.2
Total	$2,044	$835	$845	$3,724	100.0%

Personal Lines Insurance Segment Gross Reserves

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total
At June 30, 2010
Personal auto	$125	$(2)	$28	$151	41.2%
Homeowner	74	32	18	124	33.5
Other personal	41	43	9	93	25.3
Total	$240	$73	$55	$368	100.0%
At December 31, 2009
Personal auto	$130	$(4)	$28	$154	44.2%
Homeowner	56	26	17	99	28.4
Other personal	45	42	9	96	27.4
Total	$231	$64	$54	$349	100.0%

Life Insurance Reserves

Gross life policy reserves were $1.926 billion at June 30, 2010, compared with $1.783 billion at year-end 2009, reflecting continued growth in fixed annuities and life insurance policies in force. We discuss our life insurance reserving practices in our 2009 Annual Report on Form 10-K, Item 7, Life Insurance Policy Reserves, Page 42.

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

Financial assets and liabilities recorded on the condensed consolidated balance sheets are categorized based on the inputs to the valuation techniques as described in Item 1, Note 3, Fair Value Measurements, Page 10.

Level 1 and Level 2 Valuation Techniques

Over 99 percent of the $10.950 billion of securities in our investment portfolio measured at fair value are classified as Level 1 or Level 2. Financial assets that fall within Level 1 and Level 2 are priced according to observable data from identical or similar securities that have traded in the marketplace. Also within Level 2 are securities that are valued by outside services or brokers where we have evaluated the pricing methodology and determined that the inputs are observable.

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

Pricing for each Level 3 security is based upon inputs that are market driven, including third-party reviews provided to the issuer or broker quotes. However, we placed in the Level 3 hierarchy those securities for which we were unable to obtain the pricing methodology or we could not consider the price provided as binding. Pricing for securities classified as Level 3 could not be corroborated by similar securities priced using observable inputs.

Management ultimately determined the pricing for each Level 3 security that we considered to be the best exit price valuation. As of June 30, 2010, total Level 3 assets were less than 1 percent of our investment portfolio measured at fair value. Broker quotes are obtained for thinly traded securities that subsequently fall within the Level 3 hierarchy. We have generally obtained two non-binding quotes from brokers and, after evaluating, our investment professionals typically selected the more conservative price for fair value.

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

The fair value of our investment portfolio was $10.950 billion at June 30, 2010, compared with $10.562 billion at year-end 2009.

	At June 30, 2010				At December 31, 2009
(In millions)	Book value	% of BV	Fair value	% of FV	Book value	% of BV	Fair value	% of FV
Taxable fixed maturities	$4,961	50.1%	$5,364	49.0%	$4,644	48.6%	$4,863	46.0%
Tax-exempt fixed maturities	2,828	28.5	2,975	27.2	2,870	30.1	2,992	28.3
Common equities	2,041	20.6	2,518	23.0	1,941	20.4	2,608	24.7
Preferred equities	75	0.8	93	0.8	75	0.8	93	0.9
Short-term investments	-	0.0	-	0.0	6	0.1	6	0.1
Total	$9,905	100.0%	$10,950	100.0%	$9,536	100.0%	$10,562	100.0%

Our consolidated investment portfolio contains $32 million of assets for which values are based on prices or valuation techniques that require management judgment (Level 3 assets). We generally obtain at least two outside valuations for these assets and generally use the more conservative calculation. These investments include private placements, small issues and various thinly traded securities.

As of June 30, 2010, total Level 3 assets were less than 1 percent of investment portfolio assets measured at fair value. See Item 1, Note 3, Fair Value Measurements, Page 10, for additional discussion of our valuation techniques.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $39 million of life policy loans and liens, $26 million of venture capital fund investments and $17 million of other assets as of June 30, 2010.

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

In the first six months of 2010, both the corporate bond market and, to a lesser degree, the municipal bond market, had positive price returns. In the first six months of 2010 both the corporate bond market and, to a lesser degree, the municipal bond market, have positive price returns, leading to a small increase in fair value of our bond portfolio. As of June 30, 2010, our bond portfolio was at 107.1 percent of its book value, compared with 104.5 percent at December 31, 2009.

Credit ratings as of June 30, 2010, compared with December 31, 2009, for the fixed-maturity and short-term portfolios were:

	At June 30, 2010		At December 31, 2009
	Fair	Percent	Fair	Percent
(In millions)	value	to total	value	to total
Moody's Ratings and Standard & Poor's Ratings combined
Aaa, Aa, A, AAA, AA, A	$5,328	63.9%	$4,967	63.2%
Baa, BBB	2,481	29.8	2,302	29.3
Ba, BB	248	3.0	279	3.5
B, B	47	0.6	44	0.6
Caa, CCC	19	0.2	29	0.4
Ca, CC	-	0.0	3	0.0
Non-rated	216	2.5	237	3.0
Total	$8,339	100.0%	$7,861	100.0%

Attributes of the fixed-maturity portfolio include:

	At June 30,	At December 31,
	2010	2009
Weighted average yield-to-book value	5.7%	5.9%
Weighted average maturity	7.1 yrs	7.5 yrs
Effective duration	5.0 yrs	5.3 yrs

We discuss maturities of our fixed-maturity portfolio in our 2009 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 100.

Taxable Fixed Maturities

At June 30, 2010, our $5.364 billion taxable fixed-maturity portfolio (at fair value) included:

•	$347 million in U.S. agency paper that is rated Aaa/AAA by Moody’s and Standard & Poor’s, respectively.

•	$4.472 billion in investment-grade corporate bonds that have a Moody's rating at or above Baa3 or a Standard & Poor's rating at or above BBB-.

•	$276 million in high-yield corporate bonds that have a Moody's rating below Baa3 and a Standard & Poor's rating below BBB-.

•	$197 million in taxable municipal bonds that have an average rating of Aa3/AA by Moody’s and Standard & Poor’s, respectively.

•	$72 million in convertible bonds and redeemable preferred stocks.

Our strategy typically is to buy and hold fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities.

The largest non-financial sectors in our investment-grade corporate bond portfolio, based on fair value at June 30, 2010, are energy and utilities, representing 11.1 percent and 10.4 percent, respectively, compared with 11.9 percent and 10.4 percent at year-end 2009. The financial-related sectors of banks, brokerage, finance and investment and insurance companies represented 26.6 percent of fair value of our investment-grade corporate bond portfolio at June 30, 2010, compared with 25.3 percent at year-end 2009. We believe our weighting in financial-related sectors is below the average for the corporate bond market as a whole.

Tax-Exempt Fixed Maturities

At June 30, 2010, we had $2.975 billion of tax-exempt fixed-maturity securities with an average rating of Aa3/AA by Moody’s and Standard & Poor’s, respectively. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal and others. While no single municipal issuer accounted for more than 0.7 percent of the tax-exempt municipal bond portfolio at June 30, 2010, there are higher concentrations within individual states. Holdings in our two most concentrated states, Texas and Indiana, together accounted for 31.2 percent of the municipal bond portfolio at June 30, 2010, compared with 31.9 percent at year-end 2009.

Interest Rate Sensitivity Analysis

Because of our strong surplus, long-term investment horizon and ability to hold most fixed-maturity investments until maturity, we believe the company is adequately positioned if interest rates were to rise. Although the fair values of our existing holdings may suffer, a higher rate environment would provide the opportunity to invest cash flow in higher yielding securities, while reducing the likelihood of untimely redemptions of currently callable securities. While higher interest rates would be expected to continue to increase the number of fixed-maturity holdings trading below 100 percent of book value, we believe lower fixed-maturity security values due solely to interest rate changes would not signal a decline in credit quality. We continue to explore ways to reduce exposure to risks related to a rise in interest rates.

Our dynamic financial planning model uses analytical tools to assess market risks. As part of this model, the effective duration of the fixed-maturity portfolio is continually monitored by our investment department to evaluate the theoretical impact of interest rate movements.

The table below summarizes the effect of hypothetical changes in interest rates on the fixed-maturity portfolio:

	Interest Rate Shift in Basis Points (bps)
(In millions)	-200 bps	-100 bps	0 bps	100 bps	200 bps
At June 30, 2010	$9,204	$8,765	$8,339	$7,918	$7,518

At December 31, 2009	$8,705	$8,279	$7,855	$7,428	$7,024

The effective duration of the fixed-maturity portfolio as of June 30, 2010, was 5.0 years, compared with 5.3 years at year-end 2009. A 100 basis point movement in interest rates would result in an approximately 5.0 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

Short-Term Investments

At June 30, 2010, we had no short-term investments compared with $6 million at year-end 2009.

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

At June 30, 2010, two holdings had a fair value equal to or greater than 5 percent of our publicly-traded common stock portfolio, similar to year-end 2009. Procter & Gamble is our largest single common stock investment, comprising 5.9 percent of the publicly traded common stock portfolio and 1.3 percent of the investment portfolio. The second common stock with a fair value greater than 5 percent of our publicly-traded common stock portfolio is Pepsico Inc. (NYSE:PEP), comprising 5.1 percent of the publicly traded common stock portfolio and 1.1 percent of the investment portfolio.

Common Stock Portfolio Industry Sector Distribution

	Percent of Publicly Traded Common Stock Portfolio
	At June 30, 2010		At December 31, 2009
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Consumer staples	16.9%	11.5%	15.5%	11.4%
Healthcare	15.6	12.1	18.0	12.6
Financial	11.8	16.3	10.2	14.4
Information technology	11.3	18.7	11.0	19.8
Energy	11.2	10.7	11.0	11.5
Industrials	10.0	10.4	9.2	10.2
Consumer discretionary	8.8	10.1	9.6	9.6
Utilities	6.0	3.8	6.7	3.7
Materials	5.1	3.4	5.1	3.6
Telecomm services	3.3	3.0	3.7	3.2
Total	100.0%	100.0%	100.0%	100.0%

Unrealized Investment Gains and Losses

At June 30, 2010, unrealized investment gains before taxes for the consolidated investment portfolio totaled $1.150 billion and unrealized investment losses amounted to $105 million.

Unrealized Investment Gains

The unrealized investment gains at June 30, 2010, largely were due to a net gain position in our fixed income portfolio of $550 million and a net gain position in our common stock portfolio of $477 million. The two primary contributors to the net gain position were Procter & Gamble and ExxonMobil common stocks, which had a combined net gain position of $203 million.

Unrealized Investment Losses

We expect the number of securities trading below book value to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, book values for some securities are revised through impairment charges recognized in prior periods.

During the second quarter of 2010, a total of 11 securities were written down. Other-than-temporarily impairments resulted in pretax, non-cash charges of $34 million and $35 million for the three and six month periods ended June 30, 2010. During the same periods of 2009, we impaired securities resulting in $52 million and $102 million other-than-temporary impairment charges.

At June 30, 2010, 149 of the 2,586 securities we owned were trading below book value compared with 355 of the 2,505 securities we owned at year-end 2009. The 149 holdings trading below book value at June 30, 2010, represented 10.4 percent of fair value of our investment portfolio and $105 million in unrealized losses.

•
131 of these holdings were trading between 90 percent and 100 percent of book value. The value of these securities fluctuates primarily because of changes in interest rates. 20 of these are equity securities that may be subject to other-than-temporary impairment should they not recover by the recovery dates we determined. The remaining 111 securities primarily consists of fixed-maturity securities whose current valuation is largely the result of interest rate factors. The fair value of these 131 securities was $621 million at June 30, 2010, and they accounted for $21 million in unrealized losses.

•
18 of these holdings were trading between 70 percent and 90 percent of book value at June 30, 2010. Eleven of these securities are equity securities that may be subject to other-than-temporary impairment should they not recover by the recovery date we determined. The remaining seven are fixed-maturity securities that we believe will continue to pay interest and ultimately principal upon maturity. The fair value of these 18 securities was $514 million, and they accounted for $84 million in unrealized losses.

•	None of these holdings were trading below 70 percent of book value at June 30, 2010.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

(In millions)	Less than 12 months		12 months or more		Total
At June 30,	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
2010
Fixed maturities:
States, municipalities and political subdivisions	$30	$-	$25	$1	$55	$1
Corporate bonds	130	3	156	9	286	12
Total	160	3	181	10	341	13
Equity securities	730	83	64	9	794	92
Total	$890	$86	$245	$19	$1,135	$105

At December 31,
2009
Fixed maturities:
States, municipalities and political subdivisions	$196	$4	$29	$2	$225	$6
Government-sponsored enterprises	347	7	-	-	347	7
Short-term investments	1	-	-	-	1	-
Collateralized mortgage obligations	-	-	27	6	27	6
Corporate bonds	397	19	309	17	706	36
Total	941	30	365	25	1,306	55
Equity securities	65	3	415	26	480	29
Total	$1,006	$33	$780	$51	$1,786	$84

At June 30, 2010, 59 fixed-maturity securities with a total unrealized loss of $10 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity securities were trading under 70 percent of book value; six fixed-maturity securities with a fair value of $34 million were trading from 70 percent to less than 90 percent of book value and accounted for $4 million in unrealized losses; and 53 fixed-maturity securities with a fair value of $147 million were trading from 90 percent to less than 100 percent of book value and accounted for $6 million in unrealized losses.

At June 30, 2010, five equity securities with a total unrealized loss of $9 million had been in an unrealized loss position for 12 months or more. Of that total, none were trading under 70 percent of book value; two equity securities with a fair value of $41 million were trading from 70 percent to less than 90 percent of book value and accounted for $7 million in unrealized losses; and three equity securities with a fair value of $23 million were trading from 90 percent to less than 100 percent of book value and accounted for $2 million in unrealized losses.

As of June 30, 2010, applying our invested asset impairment policy, we determined that the $19 million in unrealized losses described above were not other-than-temporarily impaired.

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

The following table summarizes the investment portfolio by severity of decline:

(In millions)	Number of issues	Book value	Fair value	Gross unrealized gain/loss	Gross investment income
At June 30, 2010
Taxable fixed maturities:
Fair value below 70% of book value	-	$-	$-	$-	$-
Fair value at 70% to less than 100% of book value	91	308	296	(12)	9
Fair value at 100% and above book value	1,111	4,653	5,068	415	139
Securities sold in current year	-	-	-	-	5
Total	1,202	4,961	5,364	403	153

Tax-exempt fixed maturities:
Fair value below 70% of book value	-	-	-	-	-
Fair value at 70% to less than 100% of book value	27	46	45	(1)	1
Fair value at 100% and above book value	1,261	2,782	2,930	148	60
Securities sold in current year	-	-	-	-	1
Total	1,288	2,828	2,975	147	62

Common equities:
Fair value below 70% of book value	-	-	-	-	-
Fair value at 70% to less than 100% of book value	27	857	768	(89)	18
Fair value at 100% and above book value	45	1,184	1,750	566	26
Securities sold in current year	-	-	-	-	-
Total	72	2,041	2,518	477	44

Preferred equities:
Fair value below 70% of book value	-	-	-	-	-
Fair value at 70% to less than 100% of book value	4	29	26	(3)	1
Fair value at 100% and above book value	20	46	67	21	2
Securities sold in current year	-	-	-	-	-
Total	24	75	93	18	3

Short-term investments:
Fair value below 70% of book value	-	-	-	-	-
Fair value at 70% to less than 100% of book value	-	-	-	-	-
Fair value at 100% and above book value	-	-	-	-	-
Securities sold in current year	-	-	-	-	-
Total	-	-	-	-	-

Portfolio summary:
Fair value below 70% of book value	-	-	-	-	-
Fair value at 70% to less than 100% of book value	149	1,240	1,135	(105)	29
Fair value at 100% and above book value	2,437	8,665	9,815	1,150	227
Securities sold in current year	-	-	-	-	6
Total	2,586	$9,905	$10,950	$1,045	$262

At December 31, 2009
Portfolio summary:
Fair value below 70% of book value	9	$8	$5	$(3)	$1
Fair value at 70% to less than 100% of book value	346	1,862	1,781	(81)	79
Fair value at 100% and above book value	2,150	7,666	8,776	1,110	391
Securities sold in current year	-	-	-	-	31
Total	2,505	$9,536	$10,562	$1,026	$502

See our 2009 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 42.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

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

Changes in Internal Control over Financial Reporting – During the three months ended June 30, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell any of our shares that were not registered under the Securities Act during the first six months of 2010. The board of directors has authorized share repurchases since 1996. We discuss the board authorization in our 2009 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Parent Company Liquidity, Page 68. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to SEC regulations. In the first six months of 2010, we repurchased a total of 377,748 shares.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2010	0	$0.00	0	9,044,097
May 1-31, 2010	332,748	26.49	332,748	8,711,349
June 1-30, 2010	45,000	26.49	45,000	8,666,349
Totals	377,748	26.49	377,748

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

In our most recent Shareholder Meeting on May 1, 2010, the shareholders approved an amendment to our Code of Regulations (Regulations) that, among other things, adopted new procedures pursuant to which shareholders may recommend candidates for election to our board of directors.

The approved amendment adopted a new Section 7 of Article I of the Regulations that permits shareholders to nominate candidates for election to the board of directors by (i) delivering timely notice of such nomination to the secretary of the corporation, (ii) providing specific information about the nominating shareholder, (iii) providing specific information about the proposed nominee, and (iv) updating the aforementioned information as necessary. In order for notice to be timely, it must be provided not less than 60 days nor more than 100 days prior to the first anniversary of the previous year’s annual meeting. If, however, the date of the annual meeting is more than 30 days before or more than 60 days after the first anniversary of the previous year’s annual meeting, shareholders would instead be required to deliver such notice not earlier than the 100th day prior to the annual meeting and not later than the day that is the later of the 60th day prior to the annual meeting or the 10th day following the day on which we first publicly disclose the date of the annual meeting.

The foregoing description is a summary of the adopted procedures and is not complete. The summary is qualified by reference to the actual text of the newly adopted Section to Article I of our Regulations, which is attached to this Quarterly Report on Form 10-Q as Exhibit 3.2.

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

3.1C	Amendment to Article Sixth of Amended Articles of Incorporation of Cincinnati Financial Corporation

3.2	Regulations of Cincinnati Financial Corporation, as amended through May 1, 2010

11	Statement re: Computation of per share earnings for the six months ended June 30, 2010, contained in Exhibit 11 of this report, Page 54

31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer

31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: July 28, 2010

/S/ Eric N. Mathews
Eric N. Mathews, CPCU, AIAF
Vice President, Assistant Secretary and Assistant Treasurer
(Principal Accounting Officer)