Form 10-Q
period 2010-09-30
CINCINNATI FINANCIAL CORP
filed 2010-10-27
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010.

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

☐ Yes ☑ No

As of October 25, 2010, there were 162,736,024 shares of common stock outstanding.

Cincinnati Financial Third-Quarter 2010 10-Q

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

Part I – Financial Information		3

Item 1.	Financial Statements (unaudited)	3

Condensed Consolidated Balance Sheets		3

Condensed Consolidated Statements of Income		4

Condensed Consolidated Statements of Shareholders’ Equity		5

Condensed Consolidated Statements of Cash Flows		6

Notes To Condensed Consolidated Financial Statements (unaudited)		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Safe Harbor Statement		19

Introduction		21

Results of Operations		28

Liquidity and Capital Resources		41

Other Matters		43

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Fixed-Maturity Investments		45

Equity Investments		47

Short-Term Investments		47

Unrealized Investment Gains and Losses		47

Item 4.	Controls and Procedures	50

Part II – Other Information		50

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults upon Senior Securities	51

Item 4.	(Removed and Reserved)	51

Item 5.	Other Information	51

Item 6.	Exhibits	51

Cincinnati Financial Third-Quarter 2010 10-Q

Part I – Financial Information

Item 1.	Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In millions except per share data)	2010	2009

ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2010—$7,718; 2009—$7,514)	$8,466	$7,855
Equity securities, at fair value (cost: 2010—$2,177; 2009—$2,016)	2,757	2,701
Short-term investments, at fair value (amortized cost; 2010—$0; 2009—$6)	-	6
Other invested assets	82	81
Total investments	11,305	10,643
Cash and cash equivalents	445	557
Investment income receivable	114	118
Finance receivable	71	75
Premiums receivable	1,035	995
Reinsurance receivable	554	675
Prepaid reinsurance premiums	17	15
Deferred policy acquisition costs	469	481
Land, building and equipment, net, for company use (accumulated depreciation: 2010—$358; 2009—$335)	236	251
Other assets	176	45
Separate accounts	648	585
Total assets	$15,070	$14,440

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$4,225	$4,142
Life policy reserves	1,968	1,783
Unearned premiums	1,573	1,509
Other liabilities	560	670
Deferred income tax	247	152
Note payable	49	49
Long-term debt	790	790
Separate accounts	648	585
Total liabilities	10,060	9,680

Commitments and contingent liabilities (Note 10)	—	—

SHAREHOLDERS' EQUITY
Common stock, par value—$2 per share; (authorized: 2010 and 2009—500 million shares; issued: 2010—196 million shares, 2009—196 million shares)	393	393
Paid-in capital	1,087	1,081
Retained earnings	3,919	3,862
Accumulated other comprehensive income	814	624
Treasury stock at cost (2010—33 million shares and 2009—34 million shares)	(1,203)	(1,200)
Total shareholders' equity	5,010	4,760
Total liabilities and shareholders' equity	$15,070	$14,440
Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Third-Quarter 2010 10-Q

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,
(In millions except per share data)	2010	2009	2010	2009
REVENUES
Earned premiums	$784	$766	$2,299	$2,301
Investment income, net of expenses	128	127	388	370
Other income	4	4	9	9
Realized investment gains (losses), net
Other-than-temporary impairments on fixed maturity securities	(1)	(11)	(3)	(54)
Other-than-temporary impairments on fixed maturity securities transferred to Other comprehensive income	-	-	-	-
Other realized investment gains (losses), net	156	121	143	144
Total realized investment gains (losses), net	155	110	140	90
Total revenues	1,071	1,007	2,836	2,770

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	575	498	1,686	1,737
Underwriting, acquisition and insurance expenses	258	247	772	750
Other operating expenses	4	4	11	14
Interest expense	13	14	40	42
Total benefits and expenses	850	763	2,509	2,543

INCOME BEFORE INCOME TAXES	221	244	327	227

PROVISION FOR INCOME TAXES
Current	59	59	84	6
Deferred	6	14	(8)	34
Total provision (benefit) for income taxes	65	73	76	40

NET INCOME	$156	$171	$251	$187

PER COMMON SHARE
Net income—basic	$0.95	$1.05	$1.54	$1.15
Net income—diluted	0.95	1.05	1.53	1.15
Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Third-Quarter 2010 10-Q

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

					Accumulated		Total
	Common Stock				Other		Share-
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	holders'
(In millions)	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance December 31, 2008	162	$393	$1,069	$3,579	$347	$(1,206)	$4,182

Net income	-	-	-	187	-	-	187
Other comprehensive income, net	-	-	-	-	434	-	434
Total comprehensive income							621
Cumulative effect of change in accounting for other-than-temporary impairments as of April 1, 2009, net of tax	-	-	-	106	(106)	-	-
Dividends declared	-	-	-	(191)	-	-	(191)
Stock options exercised	-	-	-	-	-	1	1
Stock-based compensation	-	-	8	-	-	-	8
Other	-	-	1	-	-	4	5
Balance September 30, 2009	162	$393	$1,078	$3,681	$675	$(1,201)	$4,626

Balance December 31, 2009	162	$393	$1,081	$3,862	$624	$(1,200)	$4,760

Net income	-	-	-	251	-	-	251
Other comprehensive income, net	-	-	-	-	190	-	190
Total comprehensive income							441
Dividends declared	-	-	-	(194)	-	-	(194)
Stock options exercised	1	-	(2)	-	-	3	1
Stock-based compensation	-	-	9	-	-	-	9
Purchases	-	-	-	-	-	(10)	(10)
Other	-	-	(1)	-	-	4	3
Balance September 30, 2010	163	$393	$1,087	$3,919	$814	$(1,203)	$5,010
Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Third-Quarter 2010 10-Q

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
(In millions)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$251	$187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	30	21
Realized gains on investments	(140)	(90)
Stock-based compensation	9	8
Interest credited to contract holders	33	30
Deferred income tax (benefit) expense	(8)	34
Changes in:
Investment income receivable	4	(11)
Premiums and reinsurance receivable	81	65
Deferred policy acquisition costs	(19)	(16)
Other assets	(2)	(4)
Loss and loss expense reserves	83	109
Life policy reserves	86	80
Unearned premiums	64	13
Other liabilities	(27)	(13)
Current income tax receivable/payable	(28)	(51)
Net cash provided by operating activities	417	362
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	136	128
Call or maturity of fixed maturities	757	577
Sale of equity securities	128	905
Collection of finance receivables	21	22
Purchase of fixed maturities	(1,145)	(1,769)
Purchase of equity securities	(276)	(656)
Change in short-term investments, net	7	72
Investment in buildings and equipment, net	(14)	(31)
Investment in finance receivables	(17)	(25)
Change in other invested assets, net	1	(7)
Net cash used in investing activities	(402)	(784)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(189)	(186)
Purchase of treasury shares	(10)	-
Contract holders' funds deposited	130	102
Contract holders' funds withdrawn	(53)	(49)
Excess tax benefits on share-based compensation	1	-
Other	(6)	(6)
Net cash used in financing activities	(127)	(139)
Net change in cash and cash equivalents	(112)	(561)
Cash and cash equivalents at beginning of year	557	1,009
Cash and cash equivalents at end of period	$445	$448

Supplemental disclosures of cash flow information:
Interest paid	$27	$28
Income taxes paid	113	57
Non-cash activities:
Conversion of securities	$5	$12
Equipment acquired under capital lease obligations	-	15
Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Third-Quarter 2010 10-Q

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

We have changed our presentation of earned premiums in our condensed consolidated statements of income, effective the first quarter of 2010. We have summarized property casualty and life earned premiums to a single caption, “Earned premiums.” See Note 7, Reinsurance, Page 15, for further detail on property casualty and life earned premiums. We have changed our presentation of long-term debt in our condensed consolidated balance sheet, effective the second quarter of 2010. We have summarized the long-term debt to a single caption, “Long-term debt.” See Note 3, Fair Value Measurements, Page 10, for further detail on interest rates, year of issue and maturity of our long-term debt.

Our September 30, 2010, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2009 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

With the adoption of Accounting Standards Codification (ASC) 320, Recognition and Presentation of Other-Than-Temporary Impairments, in the second quarter of 2009, we recognized a cumulative effect adjustment of $106 million, net of tax, to reclassify the non-credit component of previously recognized impairments by increasing retained earnings and reducing accumulated other comprehensive income (AOCI). ASC 320 does not allow retrospective application of the new other-than-temporary impairment (OTTI) model. Our condensed consolidated statements of income for the nine months ended September 30, 2010, are not measured on the same basis as prior period amounts and, accordingly, these amounts are not comparable.

Adopted Accounting Updates

ASU 2010-08, Technical Corrections to Various Topics

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-08, Technical Corrections to Various Topics. ASU 2010-08 does not change any of the fundamentals of U.S. GAAP, but it does explain certain clarifications made to the guidance on embedded derivatives and hedging. We have adopted ASU 2010-08, effective for the first reporting period after issuance and for fiscal years beginning after December 15, 2009. It did not have a material impact on our company’s financial position, cash flows or results of operations.

ASU 2010-09, Subsequent Events

In February 2010, the FASB issued ASU 2010-09, Subsequent Events. ASU 2010-09 removes the requirement for Securities and Exchange Commission (SEC) filers to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. We have adopted ASU 2010-09, effective for the first reporting period after issuance. It did not have a material impact on our company’s financial position, cash flows or results of operations.

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

Cincinnati Financial Third-Quarter 2010 10-Q

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

The effective date of the amendments in this update is for interim and annual periods beginning after December 15, 2010, with early adoption permitted. The amendments in this update do not modify the disclosures currently required by GAAP and are not expected to have a material impact on our company’s financial position, cash flows or results of operations.

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

ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU 2010-26 modifies the definitions of the type of costs incurred by insurance entities that can be capitalized in the successful acquisition of new and renewal contracts.  ASU 2010-26 requires incremental direct costs of successful contract acquisition as well as certain costs related to underwriting, policy issuance and processing, medical and inspection and sales force contract selling for successful contract acquisition to be capitalized. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. The effective date of ASU 2010-26 is for interim and annual reporting periods beginning after December 15, 2011. The ASU has not yet been adopted and we are currently evaluating the impact this ASU will have  on our company’s financial position, cash flows or results of operations.

NOTE 2 – Investments

Fixed maturities (bonds and redeemable preferred stocks), equity securities (common and non-redeemable preferred stocks) and short-term investments have been classified as available for sale and are stated at fair values at September 30, 2010, and December 31, 2009. Realized gains and losses on investments are recognized in earnings on a specific identification basis.

The change in unrealized gains and losses, net of taxes, described in the following table, is included in other comprehensive income and shareholders’ equity.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2010	2009	2010	2009
Change in unrealized investment gains and losses and other summary:
Fixed maturities	$198	$407	$407	$787
Equity securities	85	165	(105)	(121)
Adjustment to deferred acquisition costs and life policy reserves	(11)	(14)	(18)	(24)
Pension obligations	-	-	1	1
Other	2	14	7	26
Income taxes on above	(96)	(201)	(102)	(235)
Total	$178	$371	$190	$434

Cincinnati Financial Third-Quarter 2010 10-Q

The following table analyzes cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our investments, along with the amount of cumulative non-credit OTTI losses transferred to AOCI in accordance with ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments, for securities that also had a credit impairment:

	Cost or
	amortized	Gross unrealized		Fair	OTTI in
(In millions)	cost	gains	losses	value	AOCI
At September 30, 2010
Fixed maturities:
States, municipalities and political subdivisions	$2,998	$219	$-	$3,217	$-
Convertibles and bonds with warrants attached	69	-	-	69	-
United States government	4	1	-	5	-
Government-sponsored enterprises	123	1	-	124	-
Foreign government	3	-	-	3	-
Corporate bonds	4,521	530	3	5,048	-
Subtotal	7,718	751	3	8,466	-
Equity securities:
Common equities	2,102	591	37	2,656
Preferred equities	75	27	1	101
Subtotal	2,177	618	38	2,757	NA
Total	$9,895	$1,369	$41	$11,223

At December 31, 2009
Fixed maturities:
States, municipalities and political subdivisions	$3,007	$128	$6	$3,129	$-
Convertibles and bonds with warrants attached	91	-	-	91	-
United States government	4	-	-	4	-
Government-sponsored enterprises	354	-	7	347	-
Foreign government	3	-	-	3	-
Short-term investments	6	-	-	6	-
Collateralized mortgage obligations	37	-	6	31	-
Corporate bonds	4,018	268	36	4,250	-
Total	$7,520	$396	$55	$7,861	$-
Equity securities	$2,016	$714	$29	$2,701	NA

The unrealized investment gains at September 30, 2010, were largely due to a net gain position in our fixed income portfolio of $748 million and a net gain position in our common stock portfolio of $554 million. The two primary contributors to the net gain position were Procter & Gamble Company (NYSE:PG) and Exxon Mobil Corporation (NYSE:XOM) common stock, which had a combined net gain position of $210 million. At September 30, 2010, we had $69 million fair value of hybrid securities included in fixed maturities that follow ASC 815-15-25, Accounting for Certain Hybrid Financial Instruments. The hybrid securities are carried at fair value, and the changes in fair value are included in realized investment gains and losses.

The table below provides fair values and unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In millions)	value	losses	value	losses	value	losses
At September 30, 2010
Fixed maturities:
States, municipalities and political subdivisions	$6	$-	$10	$-	$16	$-
Government-sponsored enterprises	15	-	-	-	15	-
Corporate bonds	25	-	83	3	108	3
Subtotal	46	-	93	3	139	3
Equity securities:
Common equities	449	37	44	-	493	37
Preferred equities	-	-	23	1	23	1
Subtotal	449	37	67	1	516	38
Total	$495	$37	$160	$4	$655	$41

At December 31, 2009
Fixed maturities:
States, municipalities and political subdivisions	$196	$4	$29	$2	$225	$6
Government-sponsored enterprises	347	7	-	-	347	7
Short-term investments	1	-	-	-	1	-
Collateralized mortgage obligations	-	-	27	6	27	6
Corporate bonds	397	19	309	17	706	36
Total	941	30	365	25	1,306	55
Equity securities	65	3	415	26	480	29
Total	$1,006	$33	$780	$51	$1,786	$84

Cincinnati Financial Third-Quarter 2010 10-Q

Net realized gains were $140 million for the nine months ended September 30, 2010, compared with net realized gains of $90 million for the same period in 2009. For the quarter, the net realized gains were $155 million for the three months ended September 30, 2010, and $110 million for the same period in 2009. The net realized gains for the three months ended September 30, 2010, were largely due to the sale of Verisk Analytics Inc. (NYSE: VRSK) common stock, contributing $128 million during the third quarter of 2010.

Other-than-temporary Impairment Charges

During the three and nine months ended September 30, 2010, there were no credit losses on fixed-maturity securities for which a portion of OTTI has been recognized in other comprehensive income. The following table provides the amount of OTTI charges for the three and nine months ended September 30, 2010:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2010	2009	2010	2009
Fixed maturities	$1	$11	$3	$54
Equity securities	-	-	33	59
Total	$1	$11	$36	$113

During the quarter ended September 30, 2010, we impaired five fixed-maturity securities for a total of $1 million. For the nine months ended September 30, 2010, we impaired nine fixed-maturity securities for a total of $3 million and six equity securities for a total of $33 million. At September 30, 2010, 28 fixed-maturity investments with a total unrealized loss of $3 million had been in an unrealized loss position for 12 months or more, but none were trading below 70 percent of book value. At September 30, 2010, four equity securities with a total unrealized loss of $1 million had been in an unrealized loss position for 12 months or more, but none were trading below 70 percent of book value.

At December 31, 2009, 121 fixed-maturity investments with a total unrealized loss of $25 million had been in an unrealized loss position for 12 months or more. Of that total, eight fixed maturity investments were trading below 70 percent of book value with a total unrealized loss of $2 million. At December 31, 2009, ten equity investments with a total unrealized loss of $26 million had been in an unrealized loss position for 12 months or more but none were trading below 70 percent of book value.

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

Cincinnati Financial Third-Quarter 2010 10-Q

The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at September 30, 2010, and December 31, 2009. We do not have any material liabilities carried at fair value. There were no significant transfers between Level 1 and Level 2.

Fair Value Disclosures for Assets

	Asset fair value measurements at September 30, 2010 using:
(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, available for sale:
Corporate securities	$-	$5,096	$21	$5,117
Foreign government	-	3	-	3
U.S. Treasury and U.S. government agencies	5	124	-	129
States, municipalities and political subdivisions	-	3,213	4	3,217
Subtotal	5	8,436	25	8,466
Common equities, available for sale	2,656	-	-	2,656
Preferred equities, available for sale	-	96	5	101
Taxable fixed maturities separate accounts	-	610	2	612
Top Hat Savings Plan	8	-	-	8
Total	$2,669	$9,142	$32	$11,843

	Asset fair value measurements at December 31, 2009 using:
(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, available for sale:
Corporate securities	$-	$4,314	$27	$4,341
Foreign government	-	3	-	3
U.S. Treasury and U.S. government agencies	4	347	-	351
Collateralized mortgage obligations	-	31	-	31
States, municipalities and political subdivisions	-	3,125	4	3,129
Taxable fixed maturities separate accounts	-	555	-	555
Subtotal	4	8,375	31	8,410
Common equities, available for sale	2,474	134	-	2,608
Preferred equities, available for sale	-	88	5	93
Short-term investments	-	6	-	6
Top Hat Savings Plan	7	-	-	7
Total	$2,485	$8,603	$36	$11,124

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the tables below by security type with a summary of changes in fair value for periods ended September 30, 2010 and 2009. As of September 30, 2010, total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value. At September 30, 2010, total fair value of assets priced with broker quotes and other non-observable market inputs for the fair value measurements and disclosures was $32 million.

Cincinnati Financial Third-Quarter 2010 10-Q

The following table provides the change in Level 3 assets for the three months ended September 30, 2010. One Level 3 corporate fixed-maturity security matured resulting in a $4 million decrease. There were no other significant changes to Level 3 assets during this period.

	Asset fair value measurements using significant unobservable inputs (Level 3)
(In millions)	Corporate fixed maturities	Taxable fixed maturities- separate accounts	States, municipalities and political subdivisions fixed maturities	Common equities	Preferred equities	Total
Beginning balance, June 30, 2010	$23	$-	$4	$-	$5	$32
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-	-	-
Included in other comprehensive income	1	-	-	-	-	1
Purchases, sales, issuances, and settlements	(4)	2	-	-	-	(2)
Transfers in and/or out of Level 3	1	-	-	-	-	1
Ending balance, September 30, 2010	$21	$2	$4	$-	$5	$32

	Asset fair value measurements using significant unobservable inputs (Level 3)
(In millions)	Taxable fixed maturities	Taxable fixed maturities- separate accounts	Tax-exempt fixed maturities	Common equities	Preferred equities	Total
Beginning balance, June 30, 2009	$20	$-	$5	$64	$8	$97
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-	-	-
Included in other comprehensive income	1	-	-	(2)	-	(1)
Purchases, sales, issuances, and settlements	5	-	-	-	(4)	1
Transfers in and/or out of Level 3	(2)	-	-	-	-	(2)
Ending balance, September 30, 2009	$24	$-	$5	$62	$4	$95

The following table provides the change in Level 3 assets for the nine months ended September 30, 2010. One Level 3 corporate fixed-maturity security was purchased for $5 million and two corporate fixed-maturity securities matured for $7 million, resulting in a $2 million decrease to purchases, sales, issuances, and settlements. As a result of the change in use of observable or unobservable inputs throughout the nine months ended September 30, 2010, Level 3 corporate fixed-maturity securities decreased $5 million as two securities totaling $9 million transferred from Level 3 to Level 2 and two securities totaling $4 million transferred from Level 2 to Level 3. There were no other significant changes to Level 3 assets during this period.

	Asset fair value measurements using significant unobservable inputs (Level 3)
(In millions)	Corporate fixed maturities	Taxable fixed maturities- separate accounts	States, municipalities and political subdivisions fixed maturities	Common equities	Preferred equities	Total
Beginning balance, December 31, 2009	$27	$-	$4	$-	$5	$36
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-	-	-
Included in other comprehensive income	1	-	-	-	-	1
Purchases, sales, issuances, and settlements	(2)	2	-	-	-	-
Transfers in and/or out of Level 3	(5)	-	-	-	-	(5)
Ending balance, September 30, 2010	$21	$2	$4	$-	$5	$32

	Asset fair value measurements using significant unobservable inputs (Level 3)
(In millions)	Taxable fixed maturities	Taxable fixed maturities- separate accounts	Tax-exempt fixed maturities	Common equities	Preferred equities	Total
Beginning balance, December 31, 2008	$50	$6	$5	$64	$22	$147
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-	(3)	(3)
Included in other comprehensive income	(1)	-	-	(2)	4	1
Purchases, sales, issuances, and settlements	5	-	-	-	(4)	1
Transfers in and/or out of Level 3	(30)	(6)	-	-	(15)	(51)
Ending balance, September 30, 2009	$24	$-	$5	$62	$4	$95

Cincinnati Financial Third-Quarter 2010 10-Q

Fair Value Disclosure for Senior Debt and Life Insurance Assets and Liabilities

The disclosures below are not affected by the fair value hierarchy but are presented to provide timely information about the effects of current market conditions on financial instruments that are not reported at fair value in our financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(In millions)			Book value		Principal amount
			September 30,	December 31,	September 30,	December 31,
Interest rate	Year of issue		2010	2009	2010	2009

6.900%	1998	Senior debentures, due 2028	$28	$28	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	371	371	374	374
		Total	$790	$790	$793	$793

The fair value of our senior debt approximated $830 million at September 30, 2010, compared with $740 million at year-end 2009. Fair value was determined under the fair value measurements and disclosures accounting rules based on market pricing of these or similar debt instruments that are actively trading. Fair value can vary with macro-economic concerns. Regardless of the fluctuations in fair value, the outstanding principal amount of our long-term debt is $793 million. None of the long-term debt is encumbered by rating triggers. Also, we have one note payable with outstanding principal amount of $49 million, which approximates fair value.

The fair value of life policy loans outstanding principal and interest approximated $45 million, compared with book value of $39 million reported in the condensed consolidated balance sheets at September 30, 2010.

Life reserves and liabilities for deferred annuities and other investment contracts were $886 million and $736 million at September 30, 2010, and December 31, 2009, respectively. Fair value for these deferred annuities and investment contracts was $873 million and $737 million at September 30, 2010, and December 31, 2009, respectively. Fair values of liabilities associated with certain investment contracts are calculated based upon internally developed models because active, observable markets do not exist for those items. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at September 30, 2010, to account for non-performance risk; (2) the rate of interest credited to policyholders is the portfolio net earned interest rate less a spread for expenses and profit; and (3) additional lapses occur when the credited interest rate is exceeded by an assumed competitor credited rate, which is a function of the risk-free rate of the economic scenario being modeled.

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

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2010	2009	2010	2009

Deferred policy acquisition costs asset, beginning of period	$485	$500	$481	$509
Capitalized deferred policy acquisition costs	168	168	510	492
Amortized deferred policy acquisition costs	(167)	(160)	(492)	(475)
Amortized shadow deferred policy acquisition costs	(17)	(23)	(30)	(41)
Deferred policy acquisition costs asset, end of period	$469	$485	$469	$485

There were no premium deficiencies recorded in the reported condensed consolidated statements of income, as the sum of the anticipated loss and loss adjustment expenses, policyholder dividends, maintenance expenses and underwriting expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Third-Quarter 2010 10-Q

NOTE 5 – Property Casualty Loss And Loss Expenses

This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2010	2009	2010	2009
Gross loss and loss expense reserves, beginning of period	$4,131	$4,187	$4,096	$4,040
Less reinsurance receivable	311	501	435	542
Net loss and loss expense reserves, beginning of period	3,820	3,686	3,661	3,498
Net incurred loss and loss expenses related to:
Current accident year	592	550	1,731	1,736
Prior accident years	(61)	(91)	(174)	(113)
Total incurred	531	459	1,557	1,623
Net paid loss and loss expenses related to:
Current accident year	308	271	641	659
Prior accident years	196	201	730	789
Total paid	504	472	1,371	1,448

Net loss and loss expense reserves, end of period	3,847	3,673	3,847	3,673
Plus reinsurance receivable	319	478	319	478
Gross loss and loss expense reserves, end of period	$4,166	$4,151	$4,166	$4,151

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

Because of changes in estimates of insured events in prior years, we decreased the provision for prior accident years’ loss and loss expenses by $61 million and $91 million for the three months ended September 30, 2010 and 2009 and $174 million and $113 million for the nine months ended September 30, 2010 and 2009, respectively. A primary cause of the decrease was a reduction in actual exposures, relative to expectations when prior years reserves were initially set, especially for the workers’ compensation and umbrella lines of business. The reserve for loss and loss expenses in the condensed consolidated balance sheets also includes $59 million at September 30, 2010, and $46 million at September 30, 2009, for certain life and health loss and loss expense reserves.

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

	September 30,	December 31,
(In millions)	2010	2009
Ordinary/traditional life	$619	$579
Universal life	446	450
Deferred annuities	685	539
Investment contracts	201	197
Other	17	18
Total	$1,968	$1,783

Cincinnati Financial Third-Quarter 2010 10-Q

NOTE 7 – Reinsurance

Our condensed consolidated statements of income include earned consolidated property casualty insurance premiums on assumed and ceded business:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2010	2009	2010	2009
Direct earned premiums	$782	$773	$2,295	$2,317
Assumed earned premiums	3	3	8	10
Ceded earned premiums	(42)	(43)	(124)	(129)
Net earned premiums	$743	$733	$2,179	$2,198

Our condensed consolidated statements of income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2010	2009	2010	2009
Direct incurred loss and loss expenses	$549	$486	$1,526	$1,671
Assumed incurred loss and loss expenses	3	1	8	8
Ceded incurred loss and loss expenses	(21)	(29)	23	(60)
Net incurred loss and loss expenses	$531	$458	$1,557	$1,619

Largely because of a $33 million reduction in second quarter ceded reserves, total ceded incurred loss and loss expenses for the nine months ended September 30, 2010, increased net incurred loss and loss expenses by $23 million. This reserve reduction occurred in our USAIG pool, as discussed in our 2009 Annual Report on Form 10-K, Item 1, Risk Factors, Page 27. Direct reserves were correspondingly reduced by $33 million, so there was no effect on net incurred loss and loss adjustment expenses. Also, a reduction of $7 million in ceded IBNR reserves in the first quarter 2010 is included in the $23 million ceded incurred loss and loss expenses.

Our condensed consolidated statements of income include earned life insurance premiums on ceded business:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2010	2009	2010	2009
Direct earned premiums	$53	$45	$157	$139
Ceded earned premiums	(12)	(12)	(37)	(36)
Net earned premiums	$41	$33	$120	$103

Our condensed consolidated statements of income include life insurance contract holders’ benefits incurred on ceded business:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2010	2009	2010	2009
Direct contract holders' benefits incurred	$59	$48	$173	$147
Ceded contract holders' benefits incurred	(15)	(8)	(44)	(29)
Net incurred loss and loss expenses	$44	$40	$129	$118

NOTE 8 – Employee Retirement Benefits

The following summarizes the components of net periodic costs for our qualified and supplemental pension plans:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2010	2009	2010	2009
Service cost	$2	$3	$7	$7
Interest cost	3	3	10	9
Expected return on plan assets	(3)	(3)	(10)	(9)
Amortization of actuarial loss and prior service cost	1	0	2	1
Net periodic benefit cost	$3	$3	$9	$8

See our 2009 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 109 for information on our retirement benefits. We made matching contributions of $2 million to our 401(k) savings plan during the third quarter of 2010 and 2009 and contributions of $6 million for the first nine months of 2010 and 2009.

We contributed $25 million to our qualified pension plan during the third quarter of 2010. We do not anticipate further contributions during the remainder of 2010.

Cincinnati Financial Third-Quarter 2010 10-Q

NOTE 9 – Stock-Based Associate Compensation Plans

We currently have four equity compensation plans that permit us to grant various types of equity awards. We currently grant incentive stock options, non-qualified stock options, service-based restricted stock units and performance-based restricted stock units under our shareholder-approved plans. We also have a Holiday Stock Plan that permits annual awards of one share of common stock to each full-time associate for each full calendar year of service up to a maximum of 10 shares. One of our equity compensation plans permits us to grant stock to our outside directors as a component of their annual compensation. For additional information about our equity compensation plans, see our 2009 Annual Report on Form 10-K, Item 8, Note 17, Stock-Based Associate Compensation Plans, Page 113.

A total of 17 million shares are authorized to be granted under the shareholder-approved plans. At September 30, 2010, six million shares were available for future issuance under the plans.

Our pretax and after-tax stock-based compensation costs are summarized below:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2010	2009	2010	2009
Stock-based compensation cost	$3	$3	$9	$8
Income tax benefit	1	1	3	2
Stock-based compensation cost after tax	$2	$2	$6	$6

Stock-Based Awards

During the first quarter of 2010, we granted 31,310 shares of common stock to our directors for 2009 board service fees. Stock-based awards were granted to associates during the first quarter of 2010 and are summarized in the tables below. No stock-based awards were granted to associates or directors during the second and third quarters of 2010.

As of September 30, 2010, $14 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted-average period of 1.9 years.

Here is a summary of option information:

(Shares in thousands)	Shares	Weighted- average exercise price
Outstanding at January 1, 2010	9,875	$36.67
Granted	902	26.60
Exercised	(6)	26.75
Forfeited	(958)	28.35
Outstanding at September 30, 2010	9,813	36.56

Here is a summary of restricted stock unit information:

(Shares in thousands)	Service-based nonvested shares	Weighted- average grant- date fair value	Performance-based nonvested shares	Weighted- average grant- date fair value
Nonvested at January 1, 2010	597	$31.60	121	$29.75
Granted	290	22.27	52	22.41
Exercised	(155)	40.56	0	0.00
Forfeited	(9)	25.96	0	0.00
Cancelled	0	0.00	(24)	40.74
Nonvested at September 30, 2010	723	26.00	149	25.38

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

Cincinnati Financial Third-Quarter 2010 10-Q

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

We anticipate that the Internal Revenue Service will conclude its audit of tax years 2007 and 2008 within the next three months and that we will reach agreement settling all issues presented. As a result, there is no liability for unrecognized tax benefits at September 30, 2010.

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

Cincinnati Financial Third-Quarter 2010 10-Q

Segment information is summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2010	2009	2010	2009
Revenues:
Commercial lines insurance
Commercial casualty	$182	$180	$518	$546
Commercial property	123	122	365	362
Commercial auto	96	99	287	296
Workers' compensation	77	82	230	253
Specialty packages	38	37	112	110
Surety and executive risk	22	27	71	77
Machinery and equipment	9	8	25	23
Total commercial lines insurance	547	555	1,608	1,667

Personal lines insurance
Personal auto	86	80	250	239
Homeowner	72	68	214	207
Other personal lines	24	22	71	67
Total personal lines insurance	182	170	535	513

Life insurance	41	33	121	104
Investment operations	283	237	528	460
Other	18	12	44	26
Total	$1,071	$1,007	$2,836	$2,770

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$(19)	$42	$(39)	$(31)
Personal lines insurance	(6)	(4)	(52)	(96)
Life insurance	(1)	1	1	2
Investment operations	262	220	468	410
Other	(15)	(15)	(51)	(58)
Total	$221	$244	$327	$227

Identifiable assets:	September 30,	December 31,
	2010	2009
Property casualty insurance	$1,963	$2,202
Life insurance	1,238	1,176
Investment operations	11,468	10,684
Other	401	378
Total	$15,070	$14,440

Cincinnati Financial Third-Quarter 2010 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cincinnati Financial Third-Quarter 2010 10-Q

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

Cincinnati Financial Third-Quarter 2010 10-Q

Introduction

Corporate Financial Highlights

Income Statement and Per Share Data

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions except share data)	2010	2009	Change %	2010	2009	Change %
Income statement data
Earned premiums	$784	$766	2	$2,299	$2,301	0
Investment income, net of expenses	128	127	1	388	370	5
Realized investment gains and losses, pretax	155	110	41	140	90	56
Total revenues	1,071	1,007	6	2,836	2,770	2
Net income	156	171	(9)	251	187	34
Per share data (diluted)
Net income	0.95	1.05	(10)	1.53	1.15	33
Cash dividends declared	0.40	0.395	1	1.19	1.175	1

Weighted average shares outstanding	163,175,682	162,901,396	0	163,251,628	162,794,767	0

Revenues were higher for the third quarter of 2010 compared with the third quarter of 2009, driven by growth in earned premiums and realized investment gains. Revenues for the nine months ended September 30, 2010, increased compared with the same period of 2009 as higher investment revenues offset slightly lower earned premiums. Revenue trends and investment revenues are discussed further in the respective sections of Results of Operations, Page 28.

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

Net income for the third quarter of 2010 compared with the 2009 third quarter decreased primarily due to weaker property casualty underwriting results that declined $42 million after taxes. On an after-tax basis, investment income increased $1 million and realized investment gains increased $25 million. For the nine-month period ended September 30, 2010, net income improved compared with the same period of 2009. The primary components of the improvement, on an after-tax basis, included a $32 million increase in realized investment gains, a $25 million improvement in property casualty underwriting results, and a $10 million increase in investment income. Property casualty underwriting performance and investment results are discussed below in Results of Operations, beginning on Page 28. As discussed in our 2009 Annual Report on Form 10-K, Item 7, Factors Influencing Our Future Performance, Page 35, there are several reasons that our performance during 2010 may be below our long-term targets. In that annual report, as part of Results of Operations, we also discussed the full-year 2010 outlook for each reporting segment.

During the nine months ended September 30, 2010, we repurchased 0.4 million shares of our common stock at a cost of $10 million, with an average price paid per share of $26.49. We had no repurchases during the third quarter of 2010.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2009, the company had increased the indicated annual cash dividend rate for 49 consecutive years, a record we believe was matched by only 10 other publicly traded companies. In August 2010 the board of directors increased the fourth quarter dividend to 40 cents per share, and the payment of that dividend in mid-October resulted in our 50th consecutive year of increasing cash dividends. Our board regularly evaluates relevant factors in dividend-related decisions, and the increase declared in August 2010 reflected confidence in our strong capital, liquidity and initiatives to improve earnings performance.

Cincinnati Financial Third-Quarter 2010 10-Q

Balance Sheet Data and Performance Measures

	At September 30,	At December 31,
(Dollars in millions except share data)	2010	2009
Balance sheet data
Invested assets	$11,305	$10,643
Total assets	15,070	14,440
Short-term debt	49	49
Long-term debt	790	790
Shareholders' equity	5,010	4,760
Book value per share	30.80	29.25
Debt-to-total-capital ratio	14.3%	15.0%

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Performance measure
Value creation ratio	7.1%	13.1%	9.4%	15.0%

Invested assets increased 6 percent and total assets increased 4 percent compared with year-end 2009, largely due to purchases of additional securities and growth in unrealized investment gains. Shareholders’ equity rose to over $5 billion and book value per share increased 5 percent. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders’ equity) improved compared with the December 31, 2009, level. The value creation ratio, defined below, was lower for the first nine months of 2010 compared with 2009, primarily due to less growth in unrealized investment gains for the 2010 period. The $1.55 increase in book value per share during the first nine months of 2010 added 5.3 percentage points to the value creation ratio while dividends declared at $1.19 per share during the first nine months of 2010 contributed 4.1 points.

Progress Toward Long-Term Value Creation

Through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2009 written premium volume for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2009 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 1. In October 2010, we announced the appointment of our first agent in Connecticut, our 38th state of operation.

We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles. We believe that this forward-looking view has consistently benefited our policyholders, agents, shareholders and associates.

To measure our long-term progress, we have defined a value creation metric that we believe captures the contribution of our insurance operations, the success of our investment strategy and the importance we place on paying cash dividends to shareholders. This measure, our value creation ratio or VCR, is made up of two primary components: (1) our rate of growth in book value per share plus (2) the ratio of dividends declared per share to beginning book value per share. For the period 2010 through 2014, an annual value creation ratio averaging 12 percent to 15 percent is our primary performance target. Management believes this non-GAAP measure is a useful supplement to GAAP information. With heightened economic and market uncertainty since 2008, we believe this ratio is an appropriate way to measure our long-term progress in creating shareholder value.

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

For the first nine months of 2010, our total property casualty net written premiums increased less than 1 percent overall with our largest segment, commercial lines, decreasing approximately 3 percent. A.M. Best forecasts a decline in net written premiums of approximately 2 percent for the U.S. property casualty industry for the year 2010, with the industry’s commercial lines segment declining nearly 6 percent. A.M. Best also expects a sluggish economic recovery and forecasts that premium rates will be flat to slightly down throughout 2010. Given the ongoing weak pricing in the insurance marketplace, we continue to exercise discipline for risk selection and pricing. Our selective underwriting approach and the continued weakness in the broader economy somewhat offset progress on growth initiatives discussed below in Highlights of Our Strategies and Supporting Initiatives, Page 23.

Cincinnati Financial Third-Quarter 2010 10-Q

The effects of targeted growth initiatives from recent years continue to mature over time, as measured by growth in property casualty net written premiums. In the first nine months of 2010, targeted growth highlights included $21 million of standard commercial lines business from three new states – Texas, Colorado and Wyoming – where we began operating in 2008 or 2009, and $15 million from all states in total for our excess and surplus lines operation, which also began in 2008.

•
Combined ratio — We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently below 100 percent. Our GAAP combined ratio averaged 95.6 percent over the five-year period 2005 through 2009. It was below 100 percent in each year during the period except 2008 and 2009, which averaged 102.5 percent including average catastrophe losses that were 2.5 percentage points higher than the average for the 10 years prior to 2008. Our statutory combined ratio averaged 95.4 percent over the five-year period 2005 through 2009 compared with an estimated 98.8 percent for the property casualty industry.

For the first nine months of 2010, our GAAP combined ratio was 104.7 percent and our statutory combined ratio was 104.4 percent, both including 7.2 percentage points of current accident year catastrophe losses offset by 7.9 percentage points of favorable loss reserve development on prior accident years. A.M. Best forecasts the industry’s full-year 2010 statutory combined ratio at 101.7 percent, including 4.0 percentage points of catastrophe losses and a favorable impact of 2.3 percentage points from prior accident year reserve releases. For the commercial lines industry segment, A.M. Best forecasts a full-year 2010 statutory combined ratio at 103.7 percent, including 2.7 percentage points of catastrophe losses and a favorable impact of 2.1 percentage points from prior accident year reserve releases.

•
Investment contribution — We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index. The compound annual return for our equity portfolio over the five-year period 2005 through 2009 was negative 5.8 percent compared with positive 0.4 percent for the Index. Our equity portfolio underperformed the market for the five-year period primarily because of the 2008 decline in the market value of our previously large equity holdings in the financial services sector.

Investment income, on a before-tax basis, grew at a compound annual rate of 0.3 percent over the five-year period 2005 through 2009. It grew in each year except 2008 and 2009, when we experienced a dramatic reduction in dividend payouts by financial services companies held in our equity portfolio, a risk we addressed aggressively during 2008, completing that effort in early 2009.

For the first nine months of 2010, pretax investment income was $388 million, up 5 percent from $370 million for the same period in 2009. The increase reflected higher interest income from a significantly increased allocation to fixed maturity securities during 2009. The current investment portfolio mix provides a balance of income stability and growth with capital appreciation potential.

Highlights of Our Strategies and Supporting Initiatives

Management has worked to identify the strategies that can lead to long-term success, with concurrence by the board of directors. Our strategies are intended to position us to compete successfully in the markets we have targeted while appropriately managing risk. We believe successful implementation of the initiatives that support these strategies will help us to better serve our agent customers, to reduce volatility in our financial results and to weather difficult economic, market or industry pricing cycles:

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

Cincinnati Financial Third-Quarter 2010 10-Q

Manage Capital Effectively

Our primary capital management initiatives are:

•
Maintain a diversified investment portfolio by reviewing and applying diversification parameters and tolerances – We discuss our portfolio strategies in greater depth in our 2009 Annual Report on Form 10-K, Item 1, Investment Segment, Page 18.

o
Fixed-maturity portfolio that is diversified and exceeds total insurance reserves – At September 30, 2010, no corporate exposure accounted for more than 0.8 percent of our fixed-maturity portfolio and no municipal exposure accounted for more than 0.3 percent. The $8.466 billion portfolio had an average rating of A2/A. The risk of potential decline of capital due to lower bond values during periods of increasing interest rates is managed in part through a generally laddered maturity schedule for this portfolio, as approximately half of our bonds mature during the period 2010 through 2017. The portfolio fair value exceeded total insurance reserve liability by approximately 37 percent. In addition, we have assets in the form of receivables from reinsurers, most with A.M. Best insurer financial strength ratings of A or better. These assets directly relate to insurance reserves, offsetting nearly 9 percent of that liability.

o
Equity portfolio that we diversify by minimizing concentrations in single stocks or industries – At September 30, 2010, no single security accounted for more than 6 percent of our portfolio of publicly traded common stocks, and no single sector accounted for more than 17 percent. Because of the strength of our fixed-maturity portfolio, we have the opportunity to invest for potential capital appreciation by purchasing equity securities.

o
Parent company liquidity that increases our flexibility through all periods to maintain our cash dividend and to continue to invest in and expand our insurance operations – At September 30, 2010, we held $1.122 billion of our cash and invested assets at the parent company level, of which $722 million, or 64.3 percent, was invested in common stocks, and $92 million, or 8.2 percent, was cash or cash equivalents.

•
Develop a comprehensive, enterprise-level catastrophe management program – Weather-related catastrophe losses for our property casualty business can significantly affect capital and cause earnings volatility. We continue to work on a comprehensive program with the objective of identifying overall tolerances for catastrophe risk as well as regional guidelines that align with our underwriting and reinsurance efforts. An important element of this initiative is maintaining reinsurance coverage from highly rated reinsurers to mitigate underwriting risk and to support our ability to hold investments until maturity. See our 2009 Annual Report on Form 10-K, Item 7, 2010 Reinsurance Programs, Page 79, for additional details on our reinsurance.

•
Minimize reliance on debt as a source of capital, maintaining the ratio of debt-to-total-capital below 20 percent – At September 30, 2010, this ratio at 14.3 percent was well below the target limit as capital remained strong while debt levels were essentially unchanged from year-end 2009. Our long-term debt consists of three non-convertible, non-callable debentures, two due in 2028 and one in 2034.

•
Identify tolerances for other operational risks and calibrate management decisions accordingly – Among the areas of focus in 2010 were implications of health care reform legislation and related income tax effects. Because our employee benefit plans do not include subsidies related to retiree prescription drug coverage, we have no corresponding tax effect due to the legislation. We also continued work on managing exposure to operational risks related to our company’s disaster recovery and business continuity. Our enterprise risk management efforts also include evaluating emerging risks such as potential changes in regulation at both the state and federal levels and the potential effects of increased inflation on assets and liabilities.

We measure the overall success of our strategy to effectively manage capital primarily by growing investment income and by achieving a total return on our equity investment portfolio that exceeds the return of the S&P 500 Index over any five-year period. We also monitor other measures. One of the most significant is our ratio of property casualty net written premiums to statutory surplus, which was 0.8-to-1 for the 12 months ended September 30, 2010, unchanged from 0.8-to-1 at year-end 2009. This ratio is a common measure of operating leverage used in the property casualty industry, with lower ratios indicating more capacity for a company’s premium growth. A.M. Best estimated the industry ratio was 0.8-to-1 at year-end 2009 and as of June 30, 2010.

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

Cincinnati Financial Third-Quarter 2010 10-Q

As of October 26, 2010, our insurer financial strength ratings were:

Insurer Financial Strength Ratings
Rating Agency	Standard Market Property Casualty Insurance Subsidiary			Life Insurance Subsidiary			Excess and Surplus Insurance Subsidiary			Date of Most Recent Affirmation or Action
			Rating Tier			Rating Tier			Rating Tier
A. M. Best Co.	A+	Superior	2 of 16	A	Excellent	3 of 16	A	Excellent	3 of 16	Stable outlook (2/18/10)
Fitch Ratings	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable outlook (9/2/10)
Moody's Investors Service	A1	Good	5 of 21	-	-	-	-	-	-	Stable outlook (9/25/08)
Standard & Poor's Ratings Services	A	Strong	6 of 21	A	Strong	6 of 21	-	-	-	Stable outlook (7/19/10)

•	All of our insurance subsidiaries continue to be highly rated.

On September 2, 2010, Fitch Ratings affirmed our ratings that it had assigned in August 2009, continuing its stable outlook. Fitch noted that ratings strengths include conservative capitalization, moderate holding company leverage, ample liquidity and competitive advantages from our distribution system. Fitch said the ratings recognize our steps taken to rebalance our common stock portfolio to reduce capital and earnings volatility. Fitch noted ratings concerns principally related to challenges from competitive market conditions and exposure to regional natural catastrophes and weather-related losses.

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

No other ratings agency actions to our insurer financial strength ratings have occurred in 2010.

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

o
Improve pricing capabilities in each line of business – We began to use predictive modeling tools that align individual insurance policy pricing to risk attributes prior to 2010 for our homeowner and workers’ compensation lines of business and expect to improve loss ratios over time. Predictive modeling tools developed during 2010 were used in determining personal auto rate changes effective beginning October 2010 for selected states and similar pricing precision is being developed for additional states. We continue to develop predictive models as a pricing tool for all major lines of commercial insurance, with commercial auto targeted for initial use in late 2010. Other initiatives in progress include preparing regulatory filings for multiple price tiers supporting predictive modeling and closer monitoring with measurements for commercial lines discretionary rate credits applied based on risk quality.

o
Improving our business data to support accurate underwriting, pricing and decisions – Over the next several years, we plan to deploy a full data management program, including a data warehouse for our property casualty and life insurance operations that will provide enhanced granularity of pricing data. This is a phased, long-term project that is currently in progress. In the interim, new data mining and reporting tools are being implemented for use with existing databases.

Cincinnati Financial Third-Quarter 2010 10-Q

•
Improve expense management to make the best use of our resources – We continue to invest in technology and workflow improvements to help improve efficiency and grow our business, as insurance market conditions improve, without proportional increases in expenses. Efficiency gains currently being realized allowed us recently to reallocate associates, focusing resources on more strategic activities and initiatives. During the first nine months of 2010, our overall associate count decreased approximately 2 percent from the year-end 2009 level, largely in data entry functions related to initial benefits from our investment in new or enhanced policy administration systems.

•
Develop and deploy technology – Technology continues to be key for improving efficiencies and streamlining processes for our agencies, allowing us to win an increasing share of their most profitable business. Our technology initiatives seek to make it easier for agents to do business with us while enhancing our tradition of local decision-making by our agents and our field representatives who live and work in their communities. Ongoing technology development contributes to improved profitability by enhancing internal efficiency and organization of business data used for underwriting and pricing. Progress during 2010 and future plans for major technology initiatives are highlighted below.

o
Commercial lines policy administration system – In the fourth quarter of 2009, we deployed a new system called e-CLAS® CPP for commercial package and auto coverages to all of our appointed agencies in 11 states. During the first nine months of 2010, the system was deployed in 14 additional states. In total those first 25 states produce approximately 90 percent of our total commercial premium volume. We plan to deploy the system to as many as five additional states during the remainder of 2010. The new system includes real-time quoting and policy issuance, direct bill capabilities with several payment plans, and interface capabilities to transfer selected policy data from agency management systems. The response from agency staff has been positive, and we believe the new system will further improve our position among the go-to carriers for our agencies, having a positive impact over the long term on growth of profitable commercial lines business.

o
Personal lines policy administration system – In early 2010, we deployed a new version of our Diamond system to all agencies that produce our personal lines business. In addition to handling additional data that supports enhanced pricing sophistication, this Web-based system supports agency efficiency through pre-filling of selected policy data and easy-to-use screens. We continue to focus on making it easier for our agents to transact business with us, which we believe will significantly benefit our objective of writing their highest quality accounts with superior profit potential. During the first nine months of 2010, agents continued to generate solid growth for our personal lines segment as new business written premiums increased 22 percent.

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

Drive Premium Growth

Key initiatives to drive premium growth include:

•
Appoint new agencies – For 2010, we set an initial target of 65 new appointments of independent agencies writing an aggregate $1 billion in property casualty premiums annually with all insurance companies they represent. During the first nine months of 2010, we appointed 71 new agencies, and we now expect that new appointments will total approximately 80 for full-year 2010. The 71 new agencies write an aggregate of nearly $1.2 billion in property casualty premiums annually with various companies for an average of approximately $16 million per agency. The smallest of the new agencies writes less than $1 million for all represented companies and the largest writes nearly $140 million. Since 2004, more than 25 larger agencies that each write over $50 million for all represented companies have been appointed to represent The Cincinnati Insurance Companies. As of September 30, 2010, a total of 1,227 agency relationships market our standard market insurance products from 1,524 reporting locations.

We seek to build close, long-term relationships with each agency we appoint and carefully evaluate the marketing reach of each prospective appointment to ensure the territory can support both current and new agencies. Our 114 field marketing territories are staffed by marketing representatives averaging 19 years of industry experience and nine years as a Cincinnati Insurance field marketing representative. The team of field associates in each of their territories works together with headquarters support associates to form our agent-centered business model, providing local expertise, helping us better understand the accounts we underwrite and creating market advantages for our agents.

Cincinnati Financial Third-Quarter 2010 10-Q

Expansion into new states provides opportunities to replicate and leverage our highly successful agent-centered business model through the appointment of additional agencies. As of October 2010, our agents were actively marketing Cincinnati Insurance policies in 38 states, and we continue to study the regulatory and competitive environment in other states. We targeted entry during 2010 into two new states: Connecticut and Oregon. Our first Connecticut agency appointment was announced in October, and we expect to appoint the first Oregon agency later in 2010.

•
Earn a larger share of business with currently appointed agents – We continue to execute on growth initiatives begun in prior years, with a focus on the key components of agent satisfaction. Important initiatives are summarized below.

o
New products and services – In early 2010 we launched a Target Markets department intended to focus on new commercial product development and support, including identification and promotional support for promising classes of business. Associates with subject matter expertise in specific industry segments are dedicated full time to those segments, engaging in research and monitoring changes in the marketplace. We released a new target markets product during the third quarter of 2010, the Manufacturers’ Package Program. During the second quarter of 2010 we released the Educational Institutions Program. Programs targeting two additional industry segments, Home Health Care and Utility Services, are expected to be implemented by late 2010. The target markets initiative is expected to enable our agents to capture a greater share of the business in their communities and to place that business with Cincinnati Insurance. We also continue to add field associates where we can enhance service to our agents to increase their market advantages and support new business growth. Additions include loss control field representatives, personal lines field marketing representatives and field specialists in surety bonds or premium auditing.

o
New states – Reaching our desired market share within an independent agency requires several years as relationships mature. We generally are able to earn a 10 percent share of an agency’s business within 10 years of its appointment. We also help our agents grow their business by attracting more clients in their communities through our unique style of service. In New Mexico and eastern Washington, states entered in 2007, we appointed 13 agencies through 2009, earning an almost 5 percent share of their total agency annual premium volume as of the end of 2009. In Texas, entered in late 2008, our share of business is increasing as net written premiums for the first nine months of 2010 rose to $22 million compared with $7 million for the same period of 2009.

o
Excess and surplus lines insurance – To better serve our agents and grow profitably over time, we entered this market in 2008. We offer a variety of coverages in 37 of the 38 states where agents market our standard market coverages. Our agents write about $2.5 billion annually of excess and surplus lines business with various carriers, and we plan to earn a profitable share by bringing Cincinnati-style service to agents and policyholders. During the second quarter of 2010, new products were introduced for errors and omissions coverage targeting manufacturing and staffing businesses. An important aspect of our excess and surplus lines growth initiative is to carefully manage policy terms and conditions and limit our exposure to any single risk to $1 million through reinsurance. During the first nine months of 2010, net written premiums were $43 million compared with $29 million for the same period of 2009, an increase of 50 percent.

o
Personal lines – As we refine pricing and improve ease of use for our agents, we are benefitting from continued premium growth. Enhancement of our tiered rating during 2009 helped to further improve our rate and credit structures to attract and retain business for our agents’ more quality-conscious clientele, with pricing that targets long-term underwriting profitability. During the first nine months of 2010, net written premiums increased 8 percent while new business premiums increased 22 percent. In seven states where we began writing personal lines business or significantly expanded our product offerings and automation capabilities in 2008 or 2009, net written premiums increased over 70 percent to a total of $30 million for the first nine months of 2010. During the first nine months of 2010, 33 more of those agencies that formerly marketed only our commercial lines products were activated to offer our personal lines products, with 79 percent of our agents now marketing our personal lines products in the 29 states where we make them available.

We measure the overall success of this strategy to drive premium growth primarily through changes in net written premiums, which we believe can grow faster than the industry average over any five-year period. For the first nine months of 2010, our property casualty net written premiums increased slightly, at less than 1 percent, compared with a full-year 2010 estimated 2 percent decline for the industry.

Despite near-term challenges in insurance and financial markets that are reflected in year-to-date 2010 financial performance, we have made significant progress on our initiatives and remain confident that our strategy can deliver long-term value for shareholders.

Cincinnati Financial Third-Quarter 2010 10-Q

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

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2010	2009	Change %	2010	2009	Change %
Earned premiums	$743	$733	1	$2,179	$2,198	(1)

Loss and loss expenses from:
Current accident year before catastrophe losses	561	542	3	1,575	1,553	1
Current accident year catastrophe losses	31	8	271	158	183	(14)
Prior accident years before catastrophe losses	(57)	(89)	36	(157)	(107)	(46)
Prior accident years catastrophe losses	(3)	(2)	(64)	(16)	(6)	(163)
Total loss and loss expenses	532	459	16	1,560	1,623	(4)
Underwriting expenses	240	238	1	722	716	1
Underwriting (loss) profit	$(29)	$36	nm	$(103)	$(141)	27

			Pt. Change			Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	75.5%	73.9%	1.6	72.3%	70.6%	1.7
Current accident year catastrophe losses	4.3	1.2	3.1	7.2	8.4	(1.2)
Prior accident years before catastrophe losses	(7.7)	(12.1)	4.4	(7.2)	(4.9)	(2.3)
Prior accident years catastrophe losses	(0.5)	(0.3)	(0.2)	(0.7)	(0.3)	(0.4)
Total loss and loss expenses	71.6	62.7	8.9	71.6	73.8	(2.2)
Underwriting expenses	32.3	32.4	(0.1)	33.1	32.6	0.5
Combined ratio	103.9%	95.1%	8.8	104.7%	106.4%	(1.7)

Combined ratio:	103.9%	95.1%	8.8	104.7%	106.4%	(1.7)
Contribution from catastrophe losses and prior years reserve development	(3.9)	(11.2)	7.3	(0.7)	3.2	(3.9)
Combined ratio before catastrophe losses and prior years reserve development	107.8%	106.3%	1.5	105.4%	103.2%	2.2

Our consolidated property casualty insurance operations generated an underwriting loss of $29 million for the three months ended September 30, 2010, compared with an underwriting profit of $36 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, our property casualty insurance operations experienced an underwriting loss of $103 million compared with an underwriting loss of $141 million for the nine months ended September 30, 2009. The primary causes for last year’s third-quarter underwriting profit changing to an underwriting loss included a lower level of favorable reserve development on prior accident years and higher weather-related catastrophe losses. The main drivers of improvement in the 2010 year-to-date underwriting result included a higher level of favorable reserve development on prior accident years and lower weather-related catastrophe losses. More details of property casualty insurance results are discussed below, including discussion of our commercial lines and personal lines segments.

We measure and analyze property casualty underwriting results primarily by the combined ratio and its component ratios. The combined ratio is the percentage of incurred losses plus all expenses per each earned premium dollar — the lower the ratio, the better the performance. An underwriting profit results when the combined ratio is below 100 percent. A combined ratio above 100 percent indicates that an insurance company’s losses and expenses exceeded premiums.

Cincinnati Financial Third-Quarter 2010 10-Q

The combined ratio can be affected significantly by catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Development on prior accident year reserves, including reserves for catastrophe losses, improved the combined ratio by 7.9 percentage points in the first nine months of 2010 compared with 5.2 percentage points in the same period of 2009. The higher amount of favorable development for the first nine months of 2010 compared with 2009 was driven by a reversal of last year’s development trend for the workers’ compensation line of business as discussed in Commercial Lines Results of Operations on Page 30.

The underwriting expense ratio was essentially flat for the third quarter and increased for the first nine months of 2010 compared with the same periods of 2009. The nine-month increase was primarily due to first-quarter 2010 provisions for matters involving prior years and related to Note 10, Commitments and Contingent Liabilities, Page 16.

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2010	2009	Change %	2010	2009	Change %
Agency renewal written premiums	$677	$669	1	$2,044	$2,030	1
Agency new business written premiums	109	107	2	307	311	(1)
Other written premiums	(50)	(46)	(9)	(110)	(110)	0
Net written premiums	736	730	1	2,241	2,231	0
Unearned premium change	7	3	133	(62)	(33)	(88)
Earned premiums	$743	$733	1	$2,179	$2,198	(1)

The trends in net written premiums and earned premiums summarized in the table above reflect ongoing strong competition in our markets plus economic recession impacts on insured exposures, partially offset by the effects of the premium growth strategies we discussed in Highlights of Our Strategies and Supporting Initiatives, Page 23. The main drivers of trends for 2010 are discussed by segment on Pages 30 and 34.

Consolidated property casualty agency new business written increased $2 million for the third quarter of 2010 while decreasing $4 million for the nine months ended September 30, 2010, compared with the same periods of 2009. For the quarter and nine-month periods, new business premiums grew for our personal lines segment and for our excess and surplus lines operation while declining for our commercial lines segment. We continued to experience new business growth related to initiatives for geographic or product line expansion into new and underserved areas. Agents appointed during 2009 or 2010 produced an increase in standard lines new business of $22 million for the first nine months of 2010 compared with 2009. As we appoint new agencies who choose to move accounts to us, we report these accounts as new business. While this business was new to us, in many cases it was not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that is less familiar to our agent due to it being recently obtained from a competing agent.

Catastrophe losses contributed 3.8 and 6.5 percentage points to the combined ratio in the three and nine months ended September 30, 2010, compared with 0.9 and 8.1 percentage points in the same periods of 2009.

Cincinnati Financial Third-Quarter 2010 10-Q

The following table shows catastrophe losses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list catastrophe events for which our incurred losses reach or exceed $5 million.

(In millions, net of reinsurance)			Three months ended September 30,			Nine months ended September 30,
			Commercial	Personal		Commercial	Personal
Dates	Cause of loss	Region	lines	lines	Total	lines	lines	Total
2010
Jan. 7-12	Freezing, wind	South, Midwest	$-	$-	$-	$4	$1	$5
Feb. 9-11	Ice, snow, wind	East, Midwest	(1)	(1)	(2)	4	1	5
Apr. 4-6	Flood, hail, tornado, wind	South, Midwest	-	-	-	5	6	11
Apr. 30 - May 3	Flood, hail, tornado, wind	South	(5)	-	(5)	23	6	29
May 7-8	Hail, tornado, wind	East, Midwest	-	3	3	2	13	15
May 12-16	Flood, hail, tornado, wind	South, Midwest	3	-	3	6	2	8
Jun. 4-6	Flood, hail, tornado, wind	Midwest	(1)	-	(1)	2	3	5
Jun. 17-20	Flood, hail, tornado, wind	Midwest, West	1	(1)	-	6	4	10
Jun. 21-24	Flood, hail, tornado, wind	Midwest	(1)	(2)	(3)	3	3	6
Jun. 25-28	Flood, hail, tornado, wind	Midwest	3	1	4	4	5	9
Jun. 30 - Jul. 1	Hail, wind	West	9	3	12	12	4	16
Jul. 20-23	Flood, hail, tornado, wind	Midwest	5	4	9	5	4	9
All other 2010 catastrophes			6	5	11	19	11	30
Development on 2009 and prior catastrophes			(2)	(1)	(3)	(12)	(4)	(16)
Calendar year incurred total			$17	$11	$28	$83	$59	$142

2009
Jan. 26-28	Flood, freezing, ice, snow	South, Midwest	$-	$-	$-	$5	$15	$20
Feb. 10-13	Flood, hail, wind	East, South, Midwest	(1)	1	-	14	24	38
Feb. 18-19	Wind, hail	South	-	-	-	1	8	9
Apr. 9-11	Flood, hail, wind	South, Midwest	(2)	2	-	12	16	28
May 7-9	Flood, hail, wind	South, Midwest	-	(1)	(1)	12	16	28
Jun. 2-6	Flood, hail, wind	South, Midwest	(2)	2	-	4	6	10
Jun. 10-18	Flood, hail, wind	South, Midwest	(6)	(2)	(8)	14	7	21
Sep. 18-22	Flood, hail, wind	South	1	4	5	1	4	5
All other 2009 catastrophes			6	6	12	11	13	24
Development on 2008 and prior catastrophes			(3)	1	(2)	(10)	4	(6)
Calendar year incurred total			$(7)	$13	$6	$64	$113	$177

Commercial Lines Insurance Results of Operations

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2010	2009	Change %	2010	2009	Change %

Earned premiums	$547	$555	(1)	$1,608	$1,667	(4)

Loss and loss expenses from:
Current accident year before catastrophe losses	420	407	3	1,177	1,173	0
Current accident year catastrophe losses	19	(4)	nm	95	74	29
Prior accident years before catastrophe losses	(50)	(71)	30	(142)	(78)	(83)
Prior accident years catastrophe losses	(2)	(3)	45	(12)	(10)	(22)
Total loss and loss expenses	387	329	18	1,118	1,159	(4)
Underwriting expenses	179	184	(3)	529	539	(2)
Underwriting (loss) profit	$(19)	$42	nm	$(39)	$(31)	(26)

			Pt. Change			Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	76.6%	73.3%	3.3	73.1%	70.4%	2.7
Current accident year catastrophe losses	3.5	(0.6)	4.1	5.9	4.4	1.5
Prior accident years before catastrophe losses	(9.1)	(12.8)	3.7	(8.8)	(4.6)	(4.2)
Prior accident years catastrophe losses	(0.3)	(0.6)	0.3	(0.7)	(0.6)	(0.1)
Total loss and loss expenses	70.7	59.3	11.4	69.5	69.6	(0.1)
Underwriting expenses	32.7	33.1	(0.4)	32.9	32.3	0.6
Combined ratio	103.4%	92.4%	11.0	102.4%	101.9%	0.5

Combined ratio:	103.4%	92.4%	11.0	102.4%	101.9%	0.5
Contribution from catastrophe losses and prior years reserve development	(5.9)	(14.0)	8.1	(3.6)	(0.8)	(2.8)
Combined ratio before catastrophe losses and prior years reserve development	109.3%	106.4%	2.9	106.0%	102.7%	3.3

Cincinnati Financial Third-Quarter 2010 10-Q

Overview

Performance highlights for the commercial lines segment include:

•
Premiums – Commercial lines earned premiums and net written premiums declined during the third quarter and first nine months of 2010, reflecting lower insured exposure levels from the weak economy, lower pricing and continued strong competition that caused us to decline opportunities to write new or renewal business we considered underpriced. The premiums table below analyzes the components of earned premiums.

Both new business and renewal premium volume reflected a weak economy in many geographic regions, resulting in lower levels of insured exposures. Economic impacts were relatively greater on our contractor-related business, which primarily affects certain lines of business, as discussed in our 2009 Annual Report on Form 10-K, Item 7, Commercial Lines Insurance Results of Operations, Page 49. These lower exposures are reflected by the more significant decrease in written premiums during the first nine months of 2010 for our commercial casualty and workers’ compensation business relative to most other commercial lines of business as shown in the Commercial Lines of Business Analysis below. Premiums for these two lines include the result of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits caused $9 million of the $59 million commercial lines earned premium decline in the first nine months of 2010.

Lower pricing contributed to the decrease in renewal written premiums for the first nine months of 2010. We work with our agents to retain accounts with manageable risk characteristics that support the lower average prices prevailing in the marketplace. Our agents, assisted by our field associates who handle underwriting, claims, loss control or premium audit responsibilities, provide us with insights on local market conditions. We use such insights in making decisions intended to adequately price business to achieve target profit margins. We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies. Our commercial lines policies averaged an estimated price decline in the low-single-digit range during the third quarter of 2010, with the rate of decline trending unfavorably compared with the average for the first half of 2010. For full-year 2009 this measure averaged a decline in the low-single-digit range. More significant declines sometimes occur, particularly for larger accounts.

New business written premiums for commercial lines also decreased during the first nine months of 2010, an indication of strong competition and our intention to avoid writing business we considered underpriced. Our three newest states for our commercial lines operation – Texas, Colorado and Wyoming – generated an increase in new business of $13 million for the first nine months of 2010 compared with the same period of 2009, while other states in total decreased by $31 million or 14 percent. New business policies with annual premiums of $100,000 or more declined over 25 percent for the first nine months of 2010 compared with the same period of 2009, reflecting significant price competition for larger accounts.

Commercial Lines Insurance Premiums

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2010	2009	Change %	2010	2009	Change %
Agency renewal written premiums	$479	$489	(2)	$1,504	$1,535	(2)
Agency new business written premiums	74	76	(3)	213	231	(8)
Other written premiums	(42)	(37)	(14)	(86)	(88)	2
Net written premiums	511	528	(3)	1,631	1,678	(3)
Unearned premium change	36	27	33	(23)	(11)	(109)
Earned premiums	$547	$555	(1)	$1,608	$1,667	(4)

•
Combined ratio – The commercial lines combined ratio for the third quarter of 2010 deteriorated compared with the 2009 third quarter. Higher weather-related catastrophe losses and a lower level of favorable reserve development on prior accident years accounted for most of the third-quarter increase. For the nine months ended September 30, 2010, the commercial lines combined ratio increased slightly, driven primarily by a higher ratio for current accident year loss and loss expenses before catastrophe losses, a reflection of price declines discussed above combined with normal loss cost inflation. The ratio for current accident year loss and loss expenses before catastrophe losses of 73.1 percent for the first nine months of 2010 increased slightly compared with the 72.5 percent accident year 2009 ratio measured as of December 31, 2009.

Catastrophe losses accounted for 3.2 percentage points and 5.2 percentage points of the combined ratio for the three and nine months ended September 30, 2010, compared with the most recent 10-year annual average for the commercial lines segment of 2.7 percentage points. The relatively high catastrophe loss ratio for the first nine months of 2010 was the primary reason for the underwriting loss during that period.

The net effect of reserve development on prior accident years during the third quarter and first nine months of 2010 was favorable for commercial lines overall at $52 million and $154 million compared with favorable development of $74 million and $88 million for the same periods in 2009.

Cincinnati Financial Third-Quarter 2010 10-Q

The workers’ compensation portion of commercial lines’ overall favorable development was $12 million and $31 million compared with favorable development of $4 million for the third quarter of 2009 and unfavorable development of $45 million for the 2009 nine-month period. For the first nine months of 2010, approximately two-thirds of the $154 million commercial lines favorable reserve development on prior accident years occurred in the commercial casualty line of business for accident years 2008 and 2009. The favorable reserve development recognized for commercial casualty is due mainly to better than anticipated development on known claims. Reserve estimates are inherently uncertain as described in our 2009 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Reserves, Page 38.

Our loss and loss expense ratio for workers’ compensation remained high at 97.8 percent for the first nine months of 2010, contributing to the underwriting loss. As discussed on Page 25, predictive modeling for workers’ compensation is expected to improve pricing accuracy, therefore improving profitability and the related ratios over time. In addition to using the predictive model in underwriting new business and renewal accounts, we are making greater use of workers’ compensation underwriting specialists who have extensive experience in underwriting workers’ compensation exposures. Other actions taken to improve results for the workers’ compensation line include assigning additional staff to specialize in workers’ compensation claims, increasing the use of loss control risk evaluation services and promoting the timely reporting of claims. Direct reporting of workers’ compensation claims, implemented in early 2010, provides detailed information for prompt assignment of claims expertise appropriate for each case. As a result, we have seen significantly more claims reported on the same day an injury occurs. More specialized claims handling and earlier reporting should enable our claims representatives to more effectively manage and contain the costs of claims that have already occurred, as well as future claims. Loss control services are intended to help prevent worker-related accidents or lessen the severity of injuries when accidents occur.

The underwriting expense ratio for the third quarter declined slightly while it increased by 0.6 percentage points for the first nine months of 2010 compared with the same periods of 2009. The nine-month increase was primarily due to lower earned premiums.

Underwriting results and related measures for the combined ratio are summarized in the first table of Commercial Lines Insurance Results of Operations. The tables and discussion below provide additional details for certain primary drivers of underwriting results.

Commercial Lines Insurance Losses by Size

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2010	2009	Change %	2010	2009	Change %
New losses greater than $4,000,000	$17	$13	30	$34	$43	(21)
New losses $1,000,000-$4,000,000	28	33	(17)	82	96	(15)
New losses $250,000-$1,000,000	37	44	(15)	117	129	(10)
Case reserve development above $250,000	62	49	27	123	163	(24)
Total large losses incurred	144	139	4	356	431	(17)
Other losses excluding catastrophe losses	151	124	20	471	449	5
Catastrophe losses	17	(7)	352	84	64	31
Total losses incurred	$312	$256	21	$911	$944	(3)

			Pt. Change			Pt. Change
Ratios as a percent of earned premiums:
New losses greater than $4,000,000	3.1%	2.4%	0.7	2.1%	2.6%	(0.5)
New losses $1,000,000-$4,000,000	5.1	6.1	(1.0)	5.1	5.8	(0.7)
New losses $250,000-$1,000,000	6.7	7.8	(1.1)	7.3	7.8	(0.5)
Case reserve development above $250,000	11.4	8.8	2.6	7.7	9.8	(2.1)
Total large loss ratio	26.3	25.1	1.2	22.2	26.0	(3.8)
Other losses excluding catastrophe losses	27.6	22.3	5.3	29.3	26.9	2.4
Catastrophe losses	3.2	(1.2)	4.4	5.2	3.8	1.4
Total loss ratio	57.1%	46.2%	10.9	56.7%	56.7%	0.0

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2010, the ratio for total large losses including case reserve increases was 1.2 percentage points higher compared with last year’s third quarter, primarily due to a higher number of claims and incurred losses for our workers’ compensation line of business. Lower large losses for liability coverages accounted for most of the 3.8 percentage-point reduction in the large loss ratio for the nine months ended September 30, 2010, compared with the same period a year ago. We believe results for the three-month and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000.

Cincinnati Financial Third-Quarter 2010 10-Q

Commercial Lines of Business Analysis

Approximately 95 percent of our commercial lines premiums relate to accounts with coverages from more than one of our business lines. As a result, we believe that the commercial lines segment is best measured and evaluated on a segment basis. However, we provide line of business data to summarize premium and loss trends separately for each line.

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2010	2009	Change %	2010	2009	Change %
Commercial casualty:
Written premiums	$161	$168	(4)	$520	$548	(5)
Earned premiums	182	180	1	518	546	(5)
Loss and loss expenses incurred	104	81	27	282	281	0
Loss and loss expense ratio	56.5%	45.0%		54.4%	51.5%
Contribution from catastrophe losses	0.0	0.0		0.0	0.0
Contribution from prior period reserve development	(18.5)	(28.8)		(18.9)	(19.9)
Commercial property:
Written premiums	$122	$124	(1)	$375	$370	2
Earned premiums	123	122	1	365	362	1
Loss and loss expenses incurred	87	52	67	282	241	17
Loss and loss expense ratio	70.8%	42.8%		77.3%	66.6%
Contribution from catastrophe losses	9.0	0.6		18.0	10.4
Contribution from prior period reserve development	0.0	(10.1)		(2.4)	(2.8)
Commercial auto:
Written premiums	$91	$92	(2)	$293	$296	(1)
Earned premiums	96	99	(2)	287	296	(3)
Loss and loss expenses incurred	59	67	(12)	187	187	0
Loss and loss expense ratio	61.3%	67.9%		65.1%	63.4%
Contribution from catastrophe losses	(0.5)	(0.8)		0.9	0.8
Contribution from prior period reserve development	(5.3)	(8.9)		(4.4)	(4.3)
Workers' compensation:
Written premiums	$68	$69	(2)	$235	$252	(7)
Earned premiums	77	82	(5)	230	253	(9)
Loss and loss expenses incurred	86	90	(4)	225	302	(25)
Loss and loss expense ratio	112.2%	110.2%		97.8%	119.5%
Contribution from catastrophe losses	0.0	0.0		0.0	0.0
Contribution from prior period reserve development	(15.3)	(4.5)		(13.5)	18.0
Specialty packages:
Written premiums	$37	$38	(2)	$112	$110	2
Earned premiums	38	37	1	112	110	2
Loss and loss expenses incurred	33	13	168	98	89	11
Loss and loss expense ratio	89.1%	33.5%		87.9%	81.0%
Contribution from catastrophe losses	18.7	(18.2)		13.4	21.5
Contribution from prior period reserve development	9.4	(7.1)		5.3	(2.8)
Surety and executive risk:
Written premiums	$23	$28	(19)	$70	$78	(10)
Earned premiums	22	27	(17)	71	77	(7)
Loss and loss expenses incurred	17	23	(28)	38	48	(20)
Loss and loss expense ratio	73.9%	85.6%		53.2%	61.7%
Contribution from catastrophe losses	0.0	0.0		0.0	0.0
Contribution from prior period reserve development	(17.3)	21.1		(10.2)	0.6
Machinery and equipment:
Written premiums	$9	$9	7	$26	$24	7
Earned premiums	9	8	7	25	23	6
Loss and loss expenses incurred	1	3	(67)	6	11	(45)
Loss and loss expense ratio	11.9%	38.4%		23.4%	45.6%
Contribution from catastrophe losses	(1.7)	(0.1)		(0.3)	1.8
Contribution from prior period reserve development	(6.8)	(7.6)		(7.3)	3.0

As discussed above, the loss and loss expense ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three and nine months ended September 30, 2010, the commercial line of business with the most significant profitability challenge is workers’ compensation. As discussed above, our actions to improve pricing and reduce loss costs for workers’ compensation are expected to benefit future profitability trends.

Cincinnati Financial Third-Quarter 2010 10-Q

Personal Lines Insurance Results of Operations

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2010	2009	Change %	2010	2009	Change %

Earned premiums	$182	$170	7	$535	$513	4

Loss and loss expenses from:
Current accident year before catastrophe losses	128	130	(2)	364	366	(1)
Current accident year catastrophe losses	12	12	0	63	109	(42)
Prior accident years before catastrophe losses	(7)	(18)	61	(16)	(29)	45
Prior accident years catastrophe losses	(1)	1	nm	(4)	4	nm
Total loss and loss expenses	132	125	6	407	450	(10)
Underwriting expenses	56	49	14	180	159	13
Underwriting loss	$(6)	$(4)	(50)	$(52)	$(96)	46

			Pt. Change			Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	70.0%	76.1%	(6.1)	68.1%	71.3%	(3.2)
Current accident year catastrophe losses	6.9	7.3	(0.4)	11.6	21.2	(9.6)
Prior accident years before catastrophe losses	(3.7)	(10.7)	7.0	(3.1)	(5.8)	2.7
Prior accident years catastrophe losses	(0.9)	0.6	(1.5)	(0.6)	0.8	(1.4)
Total loss and loss expenses	72.3	73.3	(1.0)	76.0	87.5	(11.5)
Underwriting expenses	31.1	29.0	2.1	33.8	31.2	2.6
Combined ratio	103.4%	102.3%	1.1	109.8%	118.7%	(8.9)

Combined ratio:	103.4%	102.3%	1.1	109.8%	118.7%	(8.9)
Contribution from catastrophe losses and prior years reserve development	2.3	(2.8)	5.1	7.9	16.2	(8.3)
Combined ratio before catastrophe losses and prior years reserve development	101.1%	105.1%	(4.0)	101.9%	102.5%	(0.6)

Overview

Performance highlights for the personal lines segment include:

•
Premiums – Personal lines earned premiums and net written premiums increased for the three and nine months ended September 30, 2010, due to higher renewal and new business premiums that reflected improved pricing.

Agency renewal written premiums increased 7 percent in the third quarter and 6 percent in the first nine months of 2010 because of rate increases, strong policy retention rates and premium growth initiatives. Pricing changes during 2009 included an expansion of pricing points and pricing sophistication, incorporating insurance scores and credits for policies on above-average quality risks. Various rate changes were implemented beginning in October 2009, including increases for the homeowner line of business averaging approximately 6 percent, with some individual policy rate increases in the double-digit range. Similar rate changes, with a slightly higher average rate increase, are expected to be implemented beginning in the fourth quarter of 2010 for states representing the majority of our personal lines business. Rate changes for our personal auto line of business that are being implemented during the fourth quarter of 2010 reflect enhanced pricing precision enabled by the deployment of predictive models. Predictive modeling tools influenced policy pricing and various rate changes during 2008 through 2010 for our homeowner line of business.

We continue to earn a larger share of business in newer states for our personal lines operation where we already had a well-established position for commercial lines. In seven states where we began writing personal lines business or significantly expanded our product offerings and automation capabilities in 2008 or 2009, personal lines net written premiums grew $13 million for the first nine months of 2010 over the same period of 2009, while other states in total increased by $30 million or 6 percent.

Personal lines new business written premiums continued a strong growth trend, increasing at rates of 19 percent and 22 percent for the three and nine months ended September 30, 2010. We continue to believe we are successful in attracting more of our agents’ preferred business as the average quality of our book of business has improved as measured by the mix of business by insurance score. Significant new business growth occurred in states where we have operated for decades as well as the seven states where we significantly expanded our personal lines product offerings and automation capabilities beginning in 2008. Some of what we report as new business came from accounts that were not new to our agents. We believe their seasoned accounts tend to be priced more accurately than business that is less familiar to our agents.

Cincinnati Financial Third-Quarter 2010 10-Q

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

Personal Lines Insurance Premiums

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2010	2009	Change %	2010	2009	Change %
Agency renewal written premiums	$189	$177	7	$519	$490	6
Agency new business written premiums	25	21	19	67	55	22
Other written premiums	(6)	(8)	25	(19)	(21)	10
Net written premiums	208	190	9	567	524	8
Unearned premium change	(26)	(20)	(30)	(32)	(11)	(191)
Earned premiums	$182	$170	7	$535	$513	4

•
Combined ratio – The personal lines combined ratio increased 1.1 percentage points for the third quarter of 2010 compared with the same period of 2009, reflecting a lower level of favorable reserve development on prior accident years. The ratio decreased 8.9 percentage points for the nine months ended September 30, 2010, primarily due to lower weather-related catastrophe losses. The 68.1 percent ratio for current accident year loss and loss expenses before catastrophe losses for the first nine months of 2010 improved 2.8 percentage points compared with the 70.9 percent accident year 2009 ratio measured as of December 31, 2009. Pricing changes and lower large losses were the primary drivers of the improvement. New losses greater than $250,000, shown in the table below, had a ratio effect of 7.9 percentage points for the first nine months ended September 30, 2010 compared with 10.1 percentage points for full-year 2009, accounting for 2.1 percentage points of the improvement.

In addition to the rate increases discussed above, we continue to refine our pricing to better match premiums to the risk of loss on individual policies. We also continue to increase our pricing sophistication by incorporating insurance scores and other attributes of risk that characterize the insured exposure. The results of improved pricing per risk and broad-based rate increases are expected to improve the combined ratio over the next several quarters. In addition, greater geographic diversification is expected over time to reduce the volatility of homeowner loss ratios attributable to weather-related catastrophe losses.

Catastrophe losses accounted for 6.0 percentage points and 11.0 percentage points of the combined ratio for the three and nine months ended September 30, 2010, compared with the most recent 10-year annual average for the personal lines segment of 8.5 percentage points. The relatively high catastrophe loss ratio for the first nine months of 2010 contributed to the underwriting loss during that period.

Personal lines reserve development on prior accident years continued to trend favorably during the third quarter and first nine months of 2010, although at a slower rate than during the same periods of 2009. Most of the favorable reserve development on prior accident years recognized during 2010 occurred in the other personal line of business, mainly due to umbrella liability coverages, which continued to benefit from a moderation in paid loss cost inflation. Reserve estimates are inherently uncertain as described in our 2009 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves, Page 71.

The underwriting expense ratio for the third quarter and first nine months of 2010 increased compared with the same periods of 2009. The third-quarter increase was primarily due to higher technology related costs. The nine-month increase was primarily due to first-quarter 2010 provisions for matters involving prior years and related to Note 10, Commitments and Contingent Liabilities, Page 16.

Cincinnati Financial Third-Quarter 2010 10-Q

Personal Lines Insurance Losses by Size

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2010	2009	Change %	2010	2009	Change %
New losses greater than $4,000,000	$-	$5	(100)	$-	$5	(100)
New losses $1,000,000-$4,000,000	5	10	(46)	15	15	9
New losses $250,000-$1,000,000	7	12	(39)	27	34	(23)
Case reserve development above $250,000	4	2	55	8	14	(43)
Total large losses incurred	16	29	(44)	50	68	(26)
Other losses excluding catastrophe losses	88	65	44	250	215	16
Catastrophe losses	11	13	(37)	59	113	(48)
Total losses incurred	$115	$107	7	$359	$396	(9)

			Pt. Change			Pt. Change
Ratios as a percent of earned premiums:
New losses greater than $4,000,000	0.0%	2.9%	(2.9)	0.0%	1.0%	(1.0)
New losses $1,000,000-$4,000,000	2.8	5.7	(2.9)	2.9	2.8	0.1
New losses $250,000-$1,000,000	4.0	7.0	(3.0)	5.0	6.7	(1.7)
Case reserve development above $250,000	2.0	1.3	0.7	1.5	2.7	(1.2)
Total large losses incurred	8.8	16.9	(8.1)	9.4	13.2	(3.8)
Other losses excluding catastrophe losses	48.4	38.3	10.1	46.6	41.9	4.7
Catastrophe losses	6.0	7.9	(1.9)	11.0	22.0	(11.0)
Total loss ratio	63.2%	63.1%	0.1	67.0%	77.1%	(10.1)

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2010, the ratio for these losses and case reserve increases improved 8.1 percentage points compared with last year’s third quarter, while the nine-month result improved 3.8 percentage points from the same period a year ago. The lower ratio for both 2010 periods was primarily due to a lower number of claims and incurred losses for both our personal auto and homeowner lines of business. We believe results for the three-month and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000.

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

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2010	2009	Change %	2010	2009	Change %
Personal auto:
Written premiums	$98	$90	9	$268	$246	9
Earned premiums	86	80	7	250	239	5
Loss and loss expenses incurred	59	52	12	167	163	2
Loss and loss expense ratio	68.1%	64.9%		66.7%	68.1%
Contribution from catastrophe losses	0.1	0.6		1.3	1.4
Contribution from prior period reserve development	(0.4)	(3.9)		(2.1)	(0.9)
Homeowner:
Written premiums	$83	$75	10	$224	$208	8
Earned premiums	72	68	7	214	207	3
Loss and loss expenses incurred	61	65	(6)	203	261	(22)
Loss and loss expense ratio	84.5%	96.4%		94.9%	126.0%
Contribution from catastrophe losses	13.4	18.0		24.5	49.4
Contribution from prior period reserve development	(3.0)	(4.3)		(0.7)	2.4
Other personal:
Written premiums	$27	$25	8	$75	$70	7
Earned premiums	24	22	7	71	67	6
Loss and loss expenses incurred	12	8	59	37	26	44
Loss and loss expense ratio	50.3%	33.8%		51.6%	38.0%
Contribution from catastrophe losses	4.3	3.4		4.2	11.0
Contribution from prior period reserve development	(24.5)	(49.1)		(18.2)	(42.6)

As discussed above, the loss and loss expense ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the nine months

Cincinnati Financial Third-Quarter 2010 10-Q

ended September 30, 2010, the personal line of business with the most significant profitability challenge was homeowner. As discussed above, we continue actions to improve pricing per risk and overall rates, which are expected to improve future profitability. In addition we anticipate that the long-term future average for the catastrophe loss ratio would improve due to gradual geographic diversification into states less prone to catastrophe losses.

Life Insurance Results of Operations

Life Insurance Results

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2010	2009	Change %	2010	2009	Change %
Earned premiums	$41	$33	24	$120	$103	17
Separate account investment management fees	-	-	nm	1	1	0
Total revenues	41	33	24	121	104	16
Contract holders' benefits incurred	44	40	10	129	118	9
Investment interest credited to contract holders	(21)	(17)	(24)	(60)	(50)	(20)
Operating expenses incurred	19	9	111	51	34	50
Total benefits and expenses	42	32	31	120	102	18
Life insurance segment profit (loss)	$(1)	$1	nm	$1	$2	(50)

Overview

Performance highlights for the life insurance segment include:

•
Revenues – Revenues were higher for the three and nine months ended September 30, 2010, driven by an earned premium increase largely due to growth from term life insurance products and universal life insurance products.

Gross in-force life insurance policy face amounts increased to $73.134 billion at September 30, 2010, from $69.815 billion at year-end 2009.

Fixed annuity deposits received for three and nine months ended September 30, 2010, were $37 million and $153 million compared with $70 million and $113 million for the same periods of 2009. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities with a portion representing profit subsequently earned over time. We do not write variable or equity indexed annuities.

Life Insurance Premiums

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2010	2009	Change %	2010	2009	Change %
Term life insurance	$25	$22	14	$72	$63	14
Universal life insurance	10	5	100	29	20	45
Other life insurance, annuity, and disability income products	6	6	0	19	20	(5)
Net earned premiums	$41	$33	24	$120	$103	17

•
Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because most of its investment income is included in our investment segment results. We include only investment income credited to contract holders (interest assumed in life insurance policy reserve calculations) in our life insurance segment results. Profit of $1 million for our life insurance segment in the first nine months of 2010 compared unfavorably with a $2 million profit for the first nine months of 2009 primarily due to the unlocking of actuarial assumptions for our universal life contracts.

Although we exclude most of our life insurance company investment income from our life insurance segment results, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life insurance related invested assets, the life insurance company reported a net profit of $8 million and $24 million in the three and nine months ended September 30, 2010, compared with a net profit of $8 million and $5 million for the same periods of 2009. The life insurance company portfolio had after-tax realized investment gains of $1 million in the third quarter of 2010 and after-tax realized investment losses of less than $1 million for the nine months ended September 30, 2010, compared with after-tax realized investment gains of $1 million and after-tax realized investment losses of $21 million for the same periods of 2009.

Life segment benefits and expenses consist principally of contract holders’ (policyholders’) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits rose in the first nine months of 2010 due to increased levels of policy reserves associated with growth in earned life insurance premiums. Net death claims remained

Cincinnati Financial Third-Quarter 2010 10-Q

within our range of pricing expectations. Operating expenses increased principally because of the level of commission and underwriting expenses associated with new term life insurance and fixed annuity policies. The unlocking of actuarial assumptions for our universal life contracts resulted in accelerated amortization of deferred acquisition costs balances, which also contributed to higher expenses.

Investments Results of Operations

Overview

The investment segment contributes investment income and realized gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income

Pretax investment income increased 1 percent and 5 percent for the three and nine months ended September 30, 2010. For the third quarter of 2010, interest and dividends were generally flat compared with the third quarter of 2009. For the nine months ended September 30, 2010, dividend income was essentially flat compared with the same period of 2009 while interest income increased, reflecting a significantly increased allocation to fixed maturity securities during 2009.  In our 2009 Form 10-K, Item 1, Investments Segment, Page 18 and Item 7, Investments Outlook, Page 67, we discussed our portfolio strategies. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in Item 3, Quantitative and Qualitative Disclosures About Market Risk, Page 45.

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

Investment Results

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2010	2009	Change %	2010	2009	Change %
Total investment income, net of expenses, pre-tax	$128	$127	1	$388	$370	5
Investment interest credited to contract holders	(21)	(17)	(24)	(60)	(50)	(20)
Realized investment gains and losses summary:
Realized investment gains and losses, net	151	106	42	170	180	(6)
Change in fair value of securities with embedded derivatives	5	15	(67)	6	23	(74)
Other-than-temporary impairment charges	(1)	(11)	91	(36)	(113)	68
Total realized investment gains and losses, net	155	110	41	140	90	56
Investment operations income	$262	$220	19	$468	$410	14

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2010	2009	Change %	2010	2009	Change %
Investment income:
Interest	$104	$104	0	$318	$296	7
Dividends	25	24	4	73	74	(1)
Other	1	1	0	3	6	(50)
Investment expenses	(2)	(2)	0	(6)	(6)	0
Total investment income, net of expenses, pre-tax	128	127	1	388	370	5
Income taxes	(31)	(31)	0	(95)	(87)	(9)
Total investment income, net of expenses, after-tax	$97	$96	1	$293	$283	4

Effective tax rate	24.3%	24.0%		24.4%	23.5%

Average invested assets	$11,554	$10,419		$11,475	$10,388

Average yield pre-tax	4.4%	4.9%		4.5%	4.7%
Average yield after-tax	3.4%	3.7%		3.4%	3.6%

Net Realized Gains and Losses

We reported net realized investment gains of $155 million and $140 million in the three and nine months ended September 30, 2010, as net gains from investment sales and bond calls offset other-than-temporary impairment charges. During the third quarter of 2010, Verisk Analytics Inc. (Verisk) executed a secondary offering that allowed us to convert and sell into the market the remainder of our previously restricted Class B shares. This netted a $128 million pre-tax gain that was the primary driver of both third-quarter and nine-month net realized gains and losses. Since Verisk did not pay a dividend, selling our holding was consistent with our equity investing approach of generally investing in common stocks of companies with strong

Cincinnati Financial Third-Quarter 2010 10-Q

indications of paying and growing their dividends. We reported net realized investment gains of $110 million and $90 million in the three and nine months ended September 30, 2009, as net gains from investment sales and bond calls and the change in fair value of securities with embedded derivatives were partially offset by other-than-temporary impairment charges.

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

The total net realized investment gains for the first nine months of 2010 include:

•	$169 million in gains from the sale of various common stock holdings, including $128 million from the sale of Verisk.

•	$3 million in net gains from fixed-maturity sales and calls.

•	$6 million in gains from changes in fair value of securities with embedded derivatives.

•	$36 million in other-than-temporary impairment charges to write down holdings of equities and fixed maturities.

The $3 million in net gains included a $1 million gain in short-term investments due to the final receipt from the Reserve Primary Fund that exceeded the impaired basis. The net losses also included $12 million in losses due to sales of all of the remaining holdings of collateralized mortgage obligations, which occurred during the first quarter of 2010.

Of the 2,635 securities in the portfolio, none were trading below 70 percent of book value at September 30, 2010. Our asset impairment committee regularly monitors the portfolio. We believe that if the improving liquidity in the markets were to reverse, or the economic recovery were to significantly stall, we could experience declines in portfolio values and possible additional other-than-temporary-impairment charges.

The table below provides additional detail for other-than-temporary impairment charges.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2010	2009	2010	2009
Fixed maturities
Financial	$-	$2	$-	$23
Services cyclical	-	3	-	14
Real estate	-	4	1	11
Consumer cyclical	-	2	-	4
Other	1	-	2	2
Total fixed maturities	1	11	3	54

Common equities
Health	-	-	21	6
Industrial	-	-	-	26
Consumer discretionary	-	-	-	10
Material	-	-	-	7
Information technology	-	-	12	-
Total common equities	-	-	33	49

Preferred equities
Financial	-	-	-	10
Total preferred equities	-	-	-	10

Total	$1	$11	$36	$113

Other

We report as Other the non-investment operations of the parent company and its non-insurer subsidiaries, CFC Investment Company and CSU Producer Resources Inc. We also report as Other the results of The Cincinnati Specialty Underwriters Insurance Company, as well as other income of our standard market property casualty insurance subsidiary.

Losses before income taxes for Other were largely driven by interest expense from debt of the parent company. Loss and loss expenses and underwriting expenses for Other are from our excess and surplus lines operation and, for the third quarter and first nine months of 2010, were partially offset by excess and surplus lines earned premiums.

Cincinnati Financial Third-Quarter 2010 10-Q

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2010	2009		2010	2009	Change %
Interest and fees on loans and leases	$3	$2	50	$6	$5	20
Earned premiums	13	8	63	35	18	94
Other revenues	2	2	0	3	3	0
Total revenues	18	12	50	44	26	69
Interest expense	13	14	(7)	40	42	(5)
Losses and loss expenses	14	6	133	36	14	157
Underwriting expenses	4	4	0	12	17	(29)
Operating expenses	2	3	(33)	7	11	(36)
Total expenses	33	27	22	95	84	13
Pre-tax loss	$(15)	$(15)	0	$(51)	$(58)	12

Taxes

We had $65 million and $76 million of income tax expense in the three and nine months ended September 30, 2010, compared with $73 million and $40 million for the same periods of 2009. The effective tax rate for the three and nine months ended September 30, 2010, was 29.4 percent and 23.2 percent compared with 29.9 percent and 17.5 percent for the same periods last year.

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

Cincinnati Financial Third-Quarter 2010 10-Q

Liquidity and Capital Resources

At September 30, 2010, shareholders’ equity was $5.010 billion compared with $4.760 billion at December 31, 2009. Total debt was $839 million at September 30, 2010 and at December 31, 2009. At September 30, 2010, cash and cash equivalents totaled $445 million compared with $557 million at December 31, 2009.

Sources of Liquidity

Subsidiary Dividends

Our lead insurance subsidiary declared dividends of $170 million to the parent company during the first nine months of 2010 compared with none for the first nine months of 2009. For the full-year 2009, subsidiary dividends declared totaled $50 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. During 2010, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $365 million.

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

The table below shows a summary of cash flow for property casualty insurance (direct method):

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2010	2009	2010	2009
Premiums collected	$755	$760	$2,200	$2,244
Loss and loss expenses paid	(505)	(473)	(1,372)	(1,448)
Commissions and other underwriting expenses paid	(232)	(225)	(743)	(740)
Insurance subsidiary cash flow from underwriting	18	62	85	56
Investment income received	97	93	272	244
Insurance operating cash flow	$115	$155	$357	$300

Collected premiums for property casualty insurance are down $44 million for the first nine months of 2010, but the decline was offset by a $76 million decrease in loss and loss expenses paid, largely due to lower catastrophe paid losses.

Our life insurance subsidiary underwriting cash flow was $132 million for the nine months ended September 30, 2010, up $1 million from underwriting cash flow reported in the first nine months of 2009.

We discuss our future obligations for claims payments and for underwriting expenses in our 2009 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 71, and Other Commitments, also on Page 71.

Capital Resources

At September 30, 2010, our debt-to-total-capital ratio improved to 14.3 percent, with $790 million in long-term debt and $49 million in borrowing on our revolving short-term lines of credit. There was no change in the amount of the $49 million short-term debt during the first nine months of 2010 or all of 2009. Based on our present capital requirements, we do not anticipate a material increase in debt levels during 2010. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders’ equity.

We provide details of our three long-term notes in our 2009 Annual Report on Form 10-K, Item 8, Note 8, Senior Debt, Page 106. None of the notes are encumbered by rating triggers.

Cincinnati Financial Third-Quarter 2010 10-Q

On July 19, 2010, Standard & Poor’s lowered its counterparty credit rating on Cincinnati Financial Corporation to BBB from BBB+. No other ratings agency changes to our debt ratings have occurred in 2010. Our debt ratings are discussed in our 2009 Annual Report on Form 10-K, Item 7, Additional Sources of Liquidity, Page 69.

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

Other Commitments

In addition to our contractual obligations, we have other property casualty operational commitments.

•	Commissions – Commissions paid were $437 million in the first nine months of 2010. Commission payments generally track with written premiums.

•
Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Non-commission underwriting expenses paid were $306 million in the first nine months of 2010.

•
In addition to contractual obligations for hardware and software, we anticipate capitalizing approximately $8 million in spending for key technology initiatives in 2010. Capitalized development costs related to key technology initiatives were $7 million in the first nine months of 2010. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

We contributed $25 million to our qualified pension plan during the third quarter of 2010. We do not anticipate further contributions during the remainder of 2010.

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

Uses of Capital

Uses of cash to enhance shareholder return include dividends to shareholders. In February and May 2010, the board of directors declared a regular quarterly cash dividend of 39.5 cents per share.  In August 2010, a regular quarterly cash dividend was declared at 40 cents per share for an indicated annual rate of $1.60 per share. During the first nine months of 2010, we used $189 million to pay cash dividends to shareholders and $10 million to repurchase 0.4 million shares of our common stock at an average price of $26.49. The repurchase was intended to offset the issuance of shares through equity compensation plans, primarily due to vesting of service-based restricted stock units of equity awards granted in the past. The details of 2010 repurchase activity and repurchase authorizations are described in Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, Page 50.

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

The rise in total gross reserves was primarily due to higher case reserves for our commercial property line of business. Catastrophe and non-catastrophe weather losses accounted for most of the increase.

Cincinnati Financial Third-Quarter 2010 10-Q

Commercial Lines Insurance Segment Gross Reserves

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total
At September 30, 2010
Commercial casualty	$1,012	$299	$529	$1,840	48.9%
Commercial property	130	13	33	176	4.7
Commercial auto	272	46	63	381	10.1
Workers' compensation	475	465	146	1,086	28.9
Specialty packages	89	3	11	103	2.7
Surety and executive risk	116	(1)	55	170	4.5
Machinery and equipment	2	3	1	6	0.2
Total	$2,096	$828	$838	$3,762	100.0%
At December 31, 2009
Commercial casualty	$1,044	$309	$540	$1,893	50.8%
Commercial property	84	15	31	130	3.5
Commercial auto	266	47	65	378	10.1
Workers' compensation	452	458	143	1,053	28.3
Specialty packages	68	5	10	83	2.2
Surety and executive risk	128	(2)	55	181	4.9
Machinery and equipment	2	3	1	6	0.2
Total	$2,044	$835	$845	$3,724	100.0%

Personal Lines Insurance Segment Gross Reserves

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total
At September 30, 2010
Personal auto	$125	$0	$28	$153	43.2%
Homeowner	69	24	17	110	31.0
Other personal	39	44	9	92	25.8
Total	$233	$68	$54	$355	100.0%
At December 31, 2009
Personal auto	$130	$(4)	$28	$154	44.2%
Homeowner	56	26	17	99	28.4
Other personal	45	42	9	96	27.4
Total	$231	$64	$54	$349	100.0%

Life Insurance Reserves

Gross life policy reserves were $1.968 billion at September 30, 2010, compared with $1.783 billion at year-end 2009, reflecting continued growth in fixed annuities and life insurance policies in force. We discuss our life insurance reserving practices in our 2009 Annual Report on Form 10-K, Item 7, Life Insurance Policy Reserves, Page 42.

Other Matters

Significant Accounting Policies

Our significant accounting policies are discussed in our 2009 Annual Report on Form 10-K, Item 8, Note 1, Summary Of Significant Accounting Policies, Page 94, and updated in Item 1, Note 1, Accounting Policies, beginning on Page 7.

In conjunction with those discussions, in the Management’s Discussion and Analysis in the 2009 Annual Report on Form 10-K, management reviewed the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discussed the development and selection of those accounting estimates with the audit committee of the board of directors.

Cincinnati Financial Third-Quarter 2010 10-Q

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

Level 1 and Level 2 Valuation Techniques

Over 99 percent of the $11.223 billion of securities in our investment portfolio measured at fair value are classified as Level 1 or Level 2. Financial assets that fall within Level 1 and Level 2 are priced according to observable data from identical or similar securities that have traded in the marketplace. Also within Level 2 are securities that are valued by outside services or brokers where we have evaluated the pricing methodology and determined that the inputs are observable.

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

Management ultimately determined the pricing for each Level 3 security that we considered to be the best exit price valuation. As of September 30, 2010, total Level 3 assets were less than 1 percent of our investment portfolio measured at fair value. Broker quotes are obtained for thinly traded securities that subsequently fall within the Level 3 hierarchy. We have generally obtained two non-binding quotes from brokers and, after evaluating, our investment professionals typically selected the more conservative price for fair value.

Cincinnati Financial Third-Quarter 2010 10-Q

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

The fair value of our investment portfolio was $11.223 billion at September 30, 2010, compared with $10.562 billion at year-end 2009.

	At September 30, 2010				At December 31, 2009
(In millions)	Book value	% of BV	Fair value	% of FV	Book value	% of BV	Fair value	% of FV
Taxable fixed maturities	$4,938	49.9%	$5,480	48.8%	$4,644	48.6%	$4,863	46.0%
Tax-exempt fixed maturities	2,780	28.1	2,986	26.6	2,870	30.1	2,992	28.3
Common equities	2,102	21.2	2,656	23.7	1,941	20.4	2,608	24.7
Preferred equities	75	0.8	101	0.9	75	0.8	93	0.9
Short-term investments	-	0.0	-	0.0	6	0.1	6	0.1
Total	$9,895	100.0%	$11,223	100.0%	$9,536	100.0%	$10,562	100.0%

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

At September 30, 2010, total Level 3 assets were less than 1 percent of investment portfolio assets measured at fair value. See Item 1, Note 3, Fair Value Measurements, Page 10, for additional discussion of our valuation techniques.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $39 million of life policy loans and liens, $27 million of venture capital fund investments and $16 million of other assets as of September 30, 2010.

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

In the first nine months of 2010, both the corporate and municipal bond markets performed to levels that exceeded their historical averages, leading to an increase in fair value of our bond portfolio. At September 30, 2010, our bond portfolio was at 109.7 percent of its book value compared with 104.5 percent at December 31, 2009.

Credit ratings as of September 30, 2010, compared with December 31, 2009, for the fixed-maturity and short-term portfolios were:

	At September 30, 2010		At December 31, 2009
	Fair	Percent	Fair	Percent
(In millions)	value	to total	value	to total
Moody's Ratings and Standard & Poor's Ratings combined
Aaa, Aa, A, AAA, AA, A	$5,304	62.7%	$4,967	63.2%
Baa, BBB	2,633	31.1	2,302	29.3
Ba, BB	250	3.0	279	3.5
B, B	44	0.5	44	0.6
Caa, CCC	19	0.2	29	0.4
Ca, CC	-	0.0	3	0.0
Non-rated	216	2.5	237	3.0
Total	$8,466	100.0%	$7,861	100.0%

Cincinnati Financial Third-Quarter 2010 10-Q

Attributes of the fixed-maturity portfolio include:

	At September 30,	At December 31,
	2010	2009
Weighted average yield-to-book value	5.5%	5.9%
Weighted average maturity	6.8 yrs	7.5 yrs
Effective duration	5.0 yrs	5.3 yrs

We discuss maturities of our fixed-maturity portfolio in our 2009 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 100.

Taxable Fixed Maturities

At September 30, 2010, our $5.480 billion taxable fixed-maturity portfolio included:

•	$124 million in U.S. agency paper that is rated Aaa/AAA by Moody’s and Standard & Poor’s, respectively.

•	$4.775 billion in investment-grade corporate bonds that have Moody's ratings at or above Baa3 or a Standard & Poor's rating at or above BBB-.

•	$279 million in high-yield corporate bonds that have Moody's ratings below Baa3 and a Standard & Poor's rating below BBB-.

•	$231 million in taxable municipal bonds that have average ratings of Aa3/AA by Moody’s and Standard & Poor’s, respectively.

•	$71 million in convertible bonds and redeemable preferred stocks.

Our strategy typically is to buy and hold fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities.

The largest non-financial sectors in our investment-grade corporate bond portfolio, based on fair value at September 30, 2010, are energy and utilities, representing 10.6 percent and 9.9 percent, respectively, compared with 11.9 percent and 10.4 percent at year-end 2009. The financial-related sectors of banks, brokerage, finance and investment and insurance companies represented 28.0 percent of fair value of our investment-grade corporate bond portfolio at September 30, 2010, compared with 25.3 percent at year-end 2009. We believe our weighting in financial-related sectors is below the average for the corporate bond market as a whole.

Tax-Exempt Fixed Maturities

At September 30, 2010, we had $2.986 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA+ by Moody’s and Standard & Poor’s, respectively. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal and others. While no single municipal issuer accounted for more than 0.7 percent of the tax-exempt municipal bond portfolio at September 30, 2010, there are higher concentrations within individual states. Holdings in our two most concentrated states, Texas and Indiana, together accounted for 30.7 percent of the municipal bond portfolio at September 30, 2010, compared with 31.9 percent at year-end 2009.

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

The table below summarizes the effect of hypothetical changes in interest rates on the fixed-maturity portfolio:

	Interest Rate Shift in Basis Points (bps)
(In millions)	-200 bps	-100 bps	0 bps	100 bps	200 bps
At September 30, 2010	$9,344	$8,898	$8,466	$8,041	$7,635

At December 31, 2009	$8,705	$8,279	$7,855	$7,428	$7,024

Cincinnati Financial Third-Quarter 2010 10-Q

The effective duration of the fixed-maturity portfolio as of September 30, 2010, was 5.0 years compared with 5.3 years at year-end 2009. A 100 basis point movement in interest rates would result in an approximately 5.0 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

At September 30, 2010, two holdings had a fair value equal to or greater than 5 percent of our publicly-traded common stock portfolio, similar to year-end 2009. Procter & Gamble is our largest single common stock investment, comprising 5.3 percent of the publicly traded common stock portfolio and 1.3 percent of the investment portfolio. The second common stock with a fair value greater than 5 percent of our publicly-traded common stock portfolio is Pepsico Inc. (NYSE:PEP), comprising 5.0 percent of the publicly traded common stock portfolio and 1.2 percent of the investment portfolio.

Common Stock Portfolio Industry Sector Distribution

	Percent of Publicly Traded Common Stock Portfolio
	At September 30, 2010		At December 31, 2009
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Consumer staples	16.5%	11.3%	15.5%	11.4%
Healthcare	15.4	11.7	18.0	12.6
Financial	12.3	15.6	10.2	14.4
Energy	12.3	10.9	11.0	11.5
Information technology	11.8	18.8	11.0	19.8
Industrials	10.4	10.8	9.2	10.2
Consumer discretionary	7.9	10.4	9.6	9.6
Materials	5.1	3.6	5.1	3.6
Utilities	4.8	3.7	6.7	3.7
Telecomm services	3.5	3.2	3.7	3.2
Total	100.0%	100.0%	100.0%	100.0%

Short-Term Investments

At September 30, 2010, we had no short-term investments compared with $6 million at year-end 2009. Our short-term investments consisted primarily of commercial paper, demand notes or bonds purchased within one year of maturity.

Unrealized Investment Gains and Losses

At September 30, 2010, unrealized investment gains before taxes for the consolidated investment portfolio totaled $1.369 billion and unrealized investment losses amounted to $41 million.

The unrealized investment gains at September 30, 2010, were due to a pre-tax net gain position in our fixed-maturity portfolio of $748 million and a net gain position in our equity portfolio of $580 million. The net gain position in our fixed-maturity portfolio has grown since year-end 2007 due largely to a declining interest rate environment in recent years. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid,

Cincinnati Financial Third-Quarter 2010 10-Q

significant changes in fair values of fixed-maturity securities and the net gain position, as discussed on pages 45 to 47. The two primary contributors to our equity portfolio net gain position were Procter & Gamble and ExxonMobil common stocks, which had a combined net gain position of $210 million.

Unrealized Investment Losses

We expect the number of securities trading below book value to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, book values for some securities are revised through impairment charges recognized in prior periods. At September 30, 2010, 53 of the 2,635 securities we owned were trading below book value compared with 355 of the 2,505 securities we owned at year-end 2009. The 53 holdings trading below book value at September 30, 2010, represented 5.8 percent of fair value of our investment portfolio and $41 million in unrealized losses.

•
50 of these holdings were trading between 90 percent and 100 percent of book value at September 30, 2010. Eleven of these are equity securities that may be subject to other-than-temporary impairment should they not recover by the recovery dates we determined. The remaining 39 securities primarily consists of fixed-maturity securities whose current valuation is largely the result of interest rate factors. The fair value of these 50 securities was $545 million, and they accounted for $25 million in unrealized losses.

•
Three of these holdings were trading between 70 percent and 90 percent of book value at September 30, 2010. Two of these securities are equity securities that may be subject to other-than-temporary impairment should they not recover by the recovery date we determined. The remaining one is a fixed-maturity security that we believe will continue to pay interest and ultimately principal upon maturity. The fair value of these three securities was $110 million, and they accounted for $16 million in unrealized losses.

•	None of these holdings were trading below 70 percent of book value at September 30, 2010.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In millions)	value	losses	value	losses	value	losses
At September 30, 2010
Fixed maturities:
States, municipalities and political subdivisions	$6	$-	$10	$-	$16	$-
Government-sponsored enterprises	15	-	-	-	15	-
Corporate bonds	25	-	83	3	108	3
Total	46	-	93	3	139	3
Equity securities	449	37	67	1	516	38
Total	$495	$37	$160	$4	$655	$41

At December 31, 2009
Fixed maturities:
States, municipalities and political subdivisions	$196	$4	$29	$2	$225	$6
Government-sponsored enterprises	347	7	-	-	347	7
Short-term investments	1	-	-	-	1	-
Collateralized mortgage obligations	-	-	27	6	27	6
Corporate bonds	397	19	309	17	706	36
Total	941	30	365	25	1,306	55
Equity securities	65	3	415	26	480	29
Total	$1,006	$33	$780	$51	$1,786	$84

At September 30, 2010, 28 fixed-maturity securities with a total unrealized loss of $3 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity securities were trading under 70 percent of book value; one fixed-maturity security with a fair value of $6 million was trading from 70 percent to less than 90 percent of book value and accounted for $1 million in unrealized losses; and 27 fixed-maturity securities with a fair value of $87 million were trading from 90 percent to less than 100 percent of book value and accounted for $2 million in unrealized losses.

At September 30, 2010, four equity securities with a total unrealized loss of $1 million had been in an unrealized loss position for 12 months or more. Of that total, none were trading under 70 percent of book value; no equity securities were trading from 70 percent to less than 90 percent of book value; and four equity securities with a fair value of $67 million were trading from 90 percent to less than 100 percent of book value and accounted for $1 million in unrealized losses.

As of September 30, 2010, applying our invested asset impairment policy, we determined that the $4 million in unrealized losses described above were not other-than-temporarily impaired.

During the third quarter of 2010, five securities were written down through impairment charges for a total of 15 during the nine months ended September 30, 2010. Other-than-temporarily impairments resulted in pretax, non-cash charges of $1 million and $36 million for the three-month and nine-month periods ended September 30, 2010. During the same periods of 2009, we impaired securities resulting in $11 million and $113 million other-than-temporary impairment charges.

Cincinnati Financial Third-Quarter 2010 10-Q

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

The following table summarizes the investment portfolio by severity of decline:

				Gross	Gross
	Number	Book	Fair	unrealized	investment
(In millions)	of issues	value	value	gain/loss	income
At September 30, 2010
Taxable fixed maturities:
Fair value below 70% of book value	-	$-	$-	$-	$-
Fair value at 70% to less than 100% of book value	31	127	124	(3)	5
Fair value at 100% and above book value	1,244	4,811	5,356	545	207
Securities sold in current year					16
Total	1,275	4,938	5,480	542	228

Tax-exempt fixed maturities:
Fair value below 70% of book value	-	-	-	-	-
Fair value at 70% to less than 100% of book value	9	15	15	-	-
Fair value at 100% and above book value	1,259	2,765	2,971	206	90
Securities sold in current year					2
Total	1,268	2,780	2,986	206	92

Common equities:
Fair value below 70% of book value	-	-	-	-	-
Fair value at 70% to less than 100% of book value	10	530	493	(37)	15
Fair value at 100% and above book value	58	1,572	2,163	591	50
Securities sold in current year					1
Total	68	2,102	2,656	554	66

Preferred equities:
Fair value below 70% of book value	-	-	-	-	-
Fair value at 70% to less than 100% of book value	3	24	23	(1)	1
Fair value at 100% and above book value	21	51	78	27	4
Securities sold in current year					-
Total	24	75	101	26	5

Short-term investments:
Fair value below 70% of book value	-	-	-	-	-
Fair value at 70% to less than 100% of book value	-	-	-	-	-
Fair value at 100% and above book value	-	-	-	-	-
Securities sold in current year					-
Total	-	-	-	-	-

Portfolio summary:
Fair value below 70% of book value	-	-	-	-	-
Fair value at 70% to less than 100% of book value	53	696	655	(41)	21
Fair value at 100% and above book value	2,582	9,199	10,568	1,369	351
Securities sold in current year	-	-	-	-	19
Total	2,635	$9,895	$11,223	$1,328	$391

At December 31, 2009
Portfolio summary:
Fair value below 70% of book value	9	$8	$5	$(3)	$1
Fair value at 70% to less than 100% of book value	346	1,862	1,781	(81)	79
Fair value at 100% and above book value	2,150	7,666	8,776	1,110	391
Securities sold in current year	-	-	-	-	31
Total	2,505	$9,536	$10,562	$1,026	$502

See our 2009 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 42.

Cincinnati Financial Third-Quarter 2010 10-Q

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 30, 2010. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

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

Changes in Internal Control over Financial Reporting – During the three months ended September 30, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell any of our shares that were not registered under the Securities Act during the first nine months of 2010. The board of directors has authorized share repurchases since 1996. We discuss the board authorization in our 2009 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Parent Company Liquidity, Page 68. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to SEC regulations. In the first nine months of 2010, we repurchased a total of 377,748 shares.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2010	0	$0.00	0	8,666,349
August 1-31, 2010	0	0.00	0	8,666,349
September 1-30, 2010	0	0.00	0	8,666,349
Totals	0	0.00	0

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

Cincinnati Financial Third-Quarter 2010 10-Q

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
Amendment to Article Sixth of Amended Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to Exhibit 3.1(c) filed with the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

3.2
Regulations of Cincinnati Financial Corporation, as amended through May 1, 2010 (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

10.1
Letter Agreement by and among Cincinnati Financial Corporation, CFC Investment Company and PNC Bank, National Association, dated August 27, 2010 renewing $75 Million committed line of credit (incorporated by reference to the Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated August 27, 2010).

11	Statement re: Computation of per share earnings for the nine months ended September 30, 2010, contained in Exhibit 11 of this report
31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer
31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Cincinnati Financial Third-Quarter 2010 10-Q

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: October 27, 2010

/S/ Eric N. Mathews
Eric N. Mathews, CPCU, AIAF
Vice President, Assistant Secretary and Assistant Treasurer
(Principal Accounting Officer)

Cincinnati Financial Third-Quarter 2010 10-Q