Form 10-K
period 2010-12-31
CINCINNATI FINANCIAL CORP
filed 2011-02-25
CIK 20286

United States Securities and Exchange Commission
  Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 if Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer" and smaller reporting company in Rule 12b-2 of the Exchange Act.
(Check one):   Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $3,793,569,013 as of June 30, 2010.

As of February 21, 2011, there were 163,000,007 shares of common stock outstanding.

Document Incorporated by Reference

Portions of the definitive Proxy Statement for Cincinnati Financial Corporation’s Annual Meeting of Shareholders to be held on April 30, 2011, are incorporated by reference into Part III of this Form 10-K.

Table of Contents

Part I		3
Item 1.	Business	3
	Cincinnati Financial Corporation – Introduction	3
	Our Business and Our Strategy	3
	Our Segments	12
	Other	22
	Regulation	22
Item 1A.	Risk Factors	24
Item 1B.	Unresolved Staff Comments	30
Item 2.	Properties	30
Item 3.	Legal Proceedings	30
Item 4.	(Removed and Reserved)	30
Part II		31
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	31
Item 6.	Selected Financial Data	34
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	36
	Introduction	36
	Executive Summary	36
	Critical Accounting Estimates	40
	Recent Accounting Pronouncements	48
	Results of Operations	48
	Liquidity and Capital Resources	78
	Safe Harbor Statement	92
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	93
	Introduction	93
	Fixed-Maturity Investments	94
	Equity Investments	95
	Application of Asset Impairment Policy	96
Item 8.	Financial Statements and Supplementary Data	98
	Responsibility for Financial Statements	98
	Management’s Annual Report on Internal Control Over Financial Reporting	99
	Report of Independent Registered Public Accounting Firm	100
	Consolidated Balance Sheets	101
	Consolidated Statements of Income	102
	Consolidated Statements of Shareholders’ Equity	103
	Consolidated Statements of Cash Flows	104
	Notes to Consolidated Financial Statements	105
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	131
Item 9A.	Controls and Procedures	131
Item 9B.	Other Information	131
Part III		132
Item 10.	Directors, Executive Officers and Corporate Governance	132
Item 11.	Executive Compensation	133
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	133
Item 13.	Certain Relationships and Related Transactions, and Director Independence	134
Item 14.	Principal Accountant Fees and Services	134
Part IV		134
Item 15.	Exhibits, Financial Statement Schedules	134
	Index of Exhibits	146

Part I

Item 1.	Business

Cincinnati Financial Corporation – Introduction

We are an Ohio corporation formed in 1968. Our lead subsidiary, The Cincinnati Insurance Company, was founded in 1950. Our main business is property casualty insurance marketed through independent insurance agents in 39 states. Our headquarters is in Fairfield, Ohio. At year-end 2010, we employed 4,060 associates, with 2,838 headquarters associates providing support to 1,222 field associates.

At year-end 2010, Cincinnati Financial Corporation owned 100 percent of three subsidiaries: The Cincinnati Insurance Company, CSU Producer Resources Inc., and CFC Investment Company. In addition, the parent company has an investment portfolio, owns the headquarters property and is responsible for corporate borrowings and shareholder dividends.

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

The two non-insurance subsidiaries of Cincinnati Financial Corporation are CSU Producer Resources, which offers insurance brokerage services to our independent agencies so their clients can access our excess and surplus lines insurance products; and CFC Investment Company, which offers commercial leasing and financing services to our agencies, their clients and other customers.

Our filings with the U.S. Securities and Exchange Commission (SEC) are available, free of charge, on our website, www.cinfin.com/investors, as soon as possible after they have been filed with the SEC. These filings include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In the following pages we reference various websites. These websites, including our own, are not incorporated by reference in this Annual Report on Form 10-K.

Periodically, we refer to estimated industry data so that we can give information about our performance versus the overall insurance industry. Unless otherwise noted, the industry data is prepared by A.M. Best Co., a leading insurance industry statistical, analytical and insurer financial strength and credit rating organization. Information from A.M. Best is presented on a statutory accounting basis. When we provide our results on a comparable statutory accounting basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

Our Business and Our Strategy

Introduction

The Cincinnati Insurance Company was founded over 60 years ago by four independent insurance agents. They established the mission that continues to guide all of the companies in the Cincinnati Financial Corporation family – to grow profitably and enhance the ability of local independent insurance agents to deliver quality financial protection to the people and businesses they serve by:

•	providing market stability through financial strength

•	producing competitive, up-to-date products and services

•	developing associates committed to superior service

A select group of agencies in 39 states actively markets our property casualty insurance within their communities. Standard market commercial lines policies are marketed in all of those states, while personal lines policies are marketed in 29 of those states. Excess and surplus lines policies are available in 38 of those states. Within this select group, we also seek to become the life insurance carrier of choice and to help agents and their clients – our policyholders – by offering leasing and financing services.

Three competitive advantages distinguish our company, positioning us to build shareholder value and to be successful overall:

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

Independent Insurance Agency Marketplace

The U.S. property casualty insurance industry is a highly competitive marketplace with more than 2,000 stock and mutual companies operating independently or in groups. No single company or group dominates across all product lines and states. Standard market insurance companies (carriers) can market a broad array of products nationally or:

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

For the most part, we compete with standard market insurance companies that market through independent insurance agents. Agencies marketing our commercial lines products typically represent six to 12 standard market insurance carriers for commercial lines products, including both national and regional carriers, most of which are mutual companies. Our agencies typically represent four to six standard personal lines carriers, and we also compete with carriers that market personal lines products through captive agents and direct writers. Distribution through independent insurance agents or brokers represents nearly 60 percent of overall U.S. property casualty insurance premiums and approximately 80 percent of commercial property casualty insurance premiums, according to studies by the Independent Insurance Agents and Brokers of America.

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

In addition to providing standard market property casualty insurance products, we opened our own excess and surplus lines insurance brokerage firm so that we could offer our excess and surplus lines products exclusively to the independent agencies who market our other property casualty insurance products. We also market life insurance products through the agencies that market our property casualty products and through other independent agencies that represent The Cincinnati Life Insurance Company without also representing our other subsidiaries. Offering insurance solutions beyond our standard market property casualty insurance products helps our agencies meet the broader needs of their clients, and also serves to increase and diversify agency revenues and profitability.

The excess and surplus lines market exists due to a regulatory distinction. Generally, excess and surplus lines insurance carriers provide insurance that is unavailable in the standard market due to market conditions or characteristics of the insured person or organization that are caused by nature, the insured's claim history or the characteristics of their business. We established an excess and surplus lines operation in response to requests to help meet the needs of agency clients when insurance is unavailable in the standard market. By providing superior service, we can help our agencies grow while also profitably growing our property casualty business. Insurers operating in the excess and surplus lines marketplace generally market business through excess and surplus lines insurance brokers, whether they are small specialty insurers or specialized divisions of larger insurance organizations.

At year-end 2010, our 1,245 property casualty agency relationships were marketing our standard market insurance products out of 1,544 reporting locations. An increasing number of agencies have multiple, separately identifiable locations, reflecting their growth and consolidation of ownership within the independent agency marketplace. The number of reporting agency locations indicates our agents’ regional scope and the extent of our presence within our 39 active states. At year-end 2009, our 1,180 agency relationships had 1,463 reporting locations. At year-end 2008, our 1,133 agency relationships had 1,387 reporting locations.

We made 93, 87 and 76 new agency appointments in 2010, 2009 and 2008, respectively. Of these new appointments, 70, 65 and 52, respectively, were new relationships. The remainder included new branch offices opened by existing Cincinnati agencies and appointment of agencies that merged with a Cincinnati agency. These new appointments and other changes in agency structures or appointment status led to a net increase in agency relationships of 65, 47 and 41 and a net increase in reporting agency locations of 81, 76 and 60 in 2010, 2009 and 2008, respectively.

On average, we have a 12.4 percent share of the standard lines property casualty insurance purchased through our reporting agency locations. Our share is 17.7 percent in reporting agency locations that have represented us for more than 10 years; 6.7 percent in agencies that have represented us for six to 10 years; 4.1 percent in agencies that have represented us for one to five years; and 0.8 percent in agencies that have represented us for less than one year.

Our largest single agency relationship accounted for approximately 1.2 percent of our total property casualty earned premiums in 2010. No aggregate locations under a single ownership structure accounted for more than 2.2 percent of our earned premiums in 2010.

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

While the prospect exists for short-term financial performance variability due to our exposures to potential catastrophes or significant capital market losses, the rating agencies consistently have asserted that we have built appropriate financial strength and flexibility to manage that variability. We remain committed to strategies that emphasize being a consistent, stable market for our agents’ business over short-term benefits that might accrue by quick, opportunistic reaction to changes in market conditions.

We use various principles and practices such as diversification and enterprise risk management to maintain strong capital. This includes maintaining a diversified investment portfolio by reviewing and applying diversification parameters and tolerances.

•
Our $8.383 billion fixed-maturity portfolio is diversified and exceeds total insurance reserves. At December 31, 2010, no corporate bond exposure accounted for more than 0.8 percent of our fixed-maturity portfolio and no municipal exposure accounted for more than 0.3 percent. The portfolio had an average rating of A2/A and its fair value exceeded total insurance reserve liability by approximately 35 percent.

•
The strength of our fixed-maturity portfolio provides an opportunity to invest for potential capital appreciation by purchasing equity securities. Our $3.041 billion equity portfolio minimizes concentrations in single stocks or industries. At December 31, 2010, no single security accounted for more than 6 percent of our portfolio of publicly traded common stocks, and no single sector accounted for more than 16 percent.

Strong liquidity increases our flexibility through all periods to maintain our cash dividend and to continue to invest in and expand our insurance operations. At December 31, 2010, we held $1.042 billion of our cash and invested assets at the parent company level, of which $763 million, or 73.2 percent, was invested in common stocks, and $38 million, or 3.6 percent, was cash or cash equivalents.

We minimize reliance on debt as a source of capital, maintaining the ratio of debt-to-total-capital below 20 percent. At December 31, 2010, this ratio at 14.3 percent was well below the target limit as capital remained strong while debt levels were unchanged from year-end 2009. Our long-term debt consists of three non-convertible, non-callable debentures, two due in 2028 and one in 2034.

At year-end 2010 and 2009, risk-based capital (RBC) for our standard and excess and surplus lines property casualty operations and life operations was very strong, far exceeding regulatory requirements.

•
We ended 2010 with a 0.8-to-1 ratio of property casualty premiums to surplus, a key measure of property casualty insurance company capacity and security. A lower ratio indicates more security for policyholders and greater capacity for growth by an insurer. Our low ratio, compared with historical averages, gives us ample flexibility to diversify risk by expanding our operations into new geographies and product areas. The estimated industry average ratio was 0.7-to-1 for 2010.

•
We ended 2010 with a 14.1 percent ratio of life statutory adjusted risk-based surplus to liabilities, a key measure of life insurance company capital strength. The estimated industry average ratio was 12.0 percent for 2010. A higher ratio indicates an insurer’s stronger security for policyholders and capacity to support business growth.

(Dollars in millions) Statutory Information	At December 31,
	2010	2009

Standard market property casualty insurance subsidiary
Statutory surplus	$3,777	$3,648
Risk-based capital (RBC)	3,793	3,664
Authorized control level risk-based capital	450	437
Ratio of risk-based capital to authorized control level risk-based capital	8.4	8.4
Written premium to surplus ratio	0.8	0.8

Life insurance subsidiary
Statutory surplus	$303	$300
Risk-based capital (RBC)	318	316
Authorized control level risk-based capital	35	40
Ratio of risk-based capital to authorized control level risk-based capital	9.1	7.9
Total liabilities excluding separate account business	2,266	1,960
Life statutory risk-based adjusted surplus to liabilities ratio	14.1	16.3

Excess and surplus insurance subsidiary
Statutory surplus	$172	$168
Risk-based capital (RBC)	172	168
Authorized control level risk-based capital	10	8
Ratio of risk-based capital to authorized control level risk-based capital	16.6	21.4
Written premium to surplus ratio	0.3	0.2

The consolidated property casualty insurance group’s ratio of investments in common stock to statutory surplus was 55.3 percent at year-end 2010 compared with 58.4 percent at year-end 2009. The life insurance company’s ratio was 29.6 percent compared with 32.2 percent a year ago.

Cincinnati Financial Corporation’s senior debt is rated by four independent rating firms. In addition, the rating firms award our property casualty and life operations insurer financial strength ratings based on their quantitative and qualitative analyses. These ratings assess an insurer’s ability to meet financial obligations to policyholders and do not necessarily address all of the matters that may be important to shareholders. Ratings may be subject to revision or withdrawal at any time by the ratings agency, and each rating should be evaluated independently of any other rating.

All of our insurance subsidiaries continue to be highly rated. During 2010, Standard & Poor’s Rating Services lowered our ratings as described below. No other rating agency actions occurred during 2010.

As of February 25, 2011, our insurer financial strength ratings were:

Insurer Financial Strength Ratings
Rating Agency	Standard Market Property Casualty Insurance Subsidiary			Life Insurance Subsidiary			Excess and Surplus Insurance Subsidiary			Date of Most Recent Affirmation or Action
			Rating Tier			Rating Tier			Rating Tier
A. M. Best Co.	A+	Superior	2 of 16	A	Excellent	3 of 16	A	Excellent	3 of 16	Stable outlook (12/13/10)
Fitch Ratings	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable outlook (9/2/10)
Moody's Investors Service	A1	Good	5 of 21	-	-	-	-	-	-	Stable outlook (9/25/08)
Standard & Poor's Ratings Services	A	Strong	6 of 21	A	Strong	6 of 21	-	-	-	Stable outlook (7/19/10)

On December 13, 2010, A.M. Best affirmed our ratings that it had assigned in February 2010, continuing its stable outlook. A.M. Best cited our superior risk-adjusted capitalization, conservative reserving philosophy and successful distribution within our targeted regional markets. Concerns noted by A.M. Best included geographic concentration, underwriting losses that began in 2008 and common stock leverage of approximately 50 percent of statutory surplus. A.M. Best said its concerns are offset by our conservative underwriting and reserving philosophies, with loss reserves more than fully covered by a highly rated, diversified bond portfolio, and by strategic initiatives to improve underwriting results.

On September 2, 2010, Fitch Ratings affirmed our ratings that it had assigned in August 2009, continuing its stable outlook. Fitch noted that ratings strengths include conservative capitalization, moderate holding company leverage, ample liquidity and competitive advantages from our distribution system. Fitch said the ratings recognize our steps taken to rebalance our common stock portfolio to reduce volatility of capital and earnings. Fitch noted concerns principally related to challenges from competitive market conditions and exposure to regional natural catastrophes and weather-related losses.

On July 19, 2010, Standard & Poor’s Ratings Services lowered the insurer financial strength ratings to A (Strong) from A+ (Strong) on our standard market property casualty companies and our life insurance subsidiary, and raised its outlook to stable. S&P said its actions reflected the recent decline in our earnings and deterioration of underwriting performance from historical levels. Standard & Poor’s noted our very strong capitalization and strong competitive position, supported by a very loyal and productive agency force and low-cost infrastructure. S&P also cited our improved enterprise risk management, including a more conservative and risk-averse investment portfolio, which supports capital stability.

Our debt ratings are discussed in Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity, Page 79.

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

In our 10 highest volume states for consolidated property casualty premiums, 956 reporting agency locations wrote 67.1 percent of our 2010 consolidated property casualty earned premium volume compared with 933 locations and 68.1 percent in 2009.

Property Casualty Insurance Earned Premiums by State

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2010
Ohio	$599	20.5%	224	$2.7
Illinois	243	8.3	122	2.0
Indiana	197	6.8	105	1.9
Pennsylvania	176	6.0	83	2.1
Georgia	149	5.1	77	1.9
North Carolina	143	4.9	80	1.8
Michigan	126	4.3	116	1.1
Virginia	121	4.1	60	2.0
Kentucky	106	3.6	41	2.6
Tennessee	102	3.5	48	2.1
Year ended December 31, 2009
Ohio	$611	21.0%	224	$2.7
Illinois	253	8.7	119	2.1
Indiana	201	6.9	104	1.9
Pennsylvania	174	6.0	82	2.1
Georgia	148	5.1	71	2.1
North Carolina	138	4.8	75	1.8
Michigan	129	4.4	109	1.2
Virginia	121	4.2	60	2.0
Wisconsin	103	3.5	49	2.1
Kentucky	100	3.5	40	2.5

Field Focus

We rely on our force of 1,222 field associates to provide service and be accountable to our agencies for decisions we make at the local level. These associates live in the communities our agents serve, working from offices in their homes and providing 24/7 availability to our agents. Headquarters associates also provide agencies with underwriting, accounting and technology assistance and training. Company executives, headquarters underwriters and special teams regularly travel to visit agencies, strengthening the personal relationships we have with these organizations. Agents have opportunities for direct, personal conversations with our senior management team, and headquarters associates have opportunities to refresh their knowledge of marketplace conditions and field activities.

The field team is coordinated by field marketing representatives responsible for underwriting new commercial lines business. They are joined by field representatives specializing in claims, loss control, personal lines, machinery and equipment, bond, premium audit, life insurance and leasing. The field team provides many services for agencies and policyholders; for example, our loss control field representatives and others specializing in machinery and equipment risks perform inspections and recommend specific actions to improve the safety of the policyholder’s operations and the quality of the agent’s account.

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

We seek to employ technology solutions and business process improvements that:

•	allow our field and headquarters associates to collaborate with each other and with agencies more efficiently

•	provide our agencies the ability to access our systems and client data to process business transactions from their offices

•	allow policyholders to directly access pertinent policy information online in order to further improve efficiency for our agencies

•	automate our internal processes so our associates can spend more time serving agents and policyholders, and

•	reduce duplicated effort, introducing more efficient processes that reduce company and agency costs

Agencies access our systems and other electronic services via their agency management systems or CinciLink®, our secure agency-only website. CinciLink provides an array of web-based services and content that makes doing business with us easier, such as commercial and personal lines rating and processing systems, policy loss information, sales and marketing materials, educational courses about our products and services, accounting services, and electronic libraries for property and casualty coverage forms and state rating manuals.

Superior Claims Service

Our claims philosophy reflects our belief that we will prosper as a company by responding to claims person to person, paying covered claims promptly, preventing false claims from unfairly adding to overall premiums and building financial strength to meet future obligations.

Our 763 locally based field claims associates work from their homes, assigned to specific agencies. They respond personally to policyholders and claimants, typically within 24 hours of receiving an agency’s claim report. We believe we have a competitive advantage because of the person-to-person approach and the resulting high level of service that our field claims representatives provide. We also help our agencies provide prompt service to policyholders by giving agencies authority to immediately pay most first-party claims under standard market policies up to $2,500. We believe this same local approach to handling claims is a competitive advantage for our agents providing excess and surplus lines coverage in their communities. Handling of these claims includes guidance from headquarters-based excess and surplus lines claims managers.

Our property casualty claims operation uses CMS, our claims management system, to streamline processes and achieve operational efficiencies. CMS allows field and headquarters claims associates to collaborate on reported claims through a virtual claim file. Our field claims representatives use tablet computers to view and enter information into CMS from any location, including an insured’s home or agent’s office, and to print claim checks using portable printers. Agencies also can access selected CMS information such as activity notes on open claims.

Catastrophe response teams are comprised of volunteers from our experienced field claims staff, and we give them the tools and authority they need to do their jobs. In times of widespread loss, our field claims representatives confidently and quickly resolve claims, often writing checks on the same day they inspect the loss. CMS introduced new efficiencies that are especially evident during catastrophes. Electronic claim files allow for fast initial contact of policyholders and easy sharing of information and data by rotating storm teams, headquarters and local field claims representatives. When hurricanes or other weather events are predicted, we can identify through mapping technologies the expected number of our policyholders that may be impacted by the event and choose to have catastrophe response team members travel to strategic locations near the expected impact area. They are in position to quickly get to the affected area, set up temporary offices and start calling on policyholders.

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

We staff a Special Investigations Unit (SIU) with former law enforcement and claims professionals whose qualifications make them uniquely suited to gathering facts to uncover potential fraud. While we believe our job is to pay what is due under each policy contract, we also want to prevent false claims from unfairly increasing overall premiums. Our SIU also operates a computer forensics lab, using sophisticated software to recover data and mitigate the cost of computer-related claims for business interruption and loss of records.

Insurance Products

We actively market property casualty insurance in 39 states through a select group of independent insurance agencies. For most agencies that represent us, we believe we offer insurance solutions for approximately 75 percent of the typical insurable risks of their clients. Our standard market commercial lines products are marketed in all 39 states while our standard market personal lines products are marketed in 29. At year-end 2010, CSU Producer Resources marketed our excess and surplus lines products in 38 states to agencies that represent Cincinnati Insurance. We discuss our commercial lines, personal lines and excess and surplus lines insurance operations and products in Commercial Lines Property Casualty Insurance Segment, Page 12, Personal Lines Property Casualty Insurance Segment, Page 15, and Excess and Surplus Lines Property Casualty Insurance Segment, Page 16.

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

Except for travel-related expenses to classes held at our headquarters, most programs are offered at no cost to our agencies. While that approach may be extraordinary in our industry today, the result is quality service for our policyholders and increased success for our independent agencies.

In addition to broad education and training support, we make available non-insurance financial services. CFC Investment Company offers equipment and vehicle leases and loans for independent insurance agencies, their commercial clients and other businesses. It also provides commercial real estate loans to help agencies operate and expand their businesses. We believe that providing these services enhances agency relationships with the company and their clients, increasing loyalty while diversifying the agency’s revenues.

Strategic Initiatives

Management has identified strategies that can position us for long-term success. The board of directors and management expect execution of our strategic plan to create significant value for shareholders over time. We broadly group these strategies into two areas of focus – improving insurance profitability and driving premium growth – correlating with the primary ways we measure our progress toward our long-term financial objectives.

Effective capital management is an important part of creating shareholder value, serving as a foundation to support other strategies focused on profitable growth of our insurance business, with the overall objective of long-term benefit for shareholders. Our capital management philosophy is intended to preserve and build our capital while maintaining appropriate liquidity. A strong capital position provides the capacity to support premium growth, and liquidity provides for our investment in the people and infrastructure needed to implement our other strategic initiatives. Our strong capital and liquidity also provide financial flexibility for shareholder dividends or other capital management actions.

Our strategies seek to position us to compete successfully in the markets we have targeted while optimizing the balance of risk and returns. We believe successful implementation of key initiatives that support our strategies will help us better serve our agent customers, reduce volatility in our financial results and achieve our long-term objectives despite shorter-term effects of difficult economic, market or pricing cycles. We describe our expectations for the results of these initiatives in Item 7, Executive Summary of the Management’s Discussion and Analysis, Page 36.

Improve Insurance Profitability

Implementation of the three initiatives below is intended to improve pricing capabilities for our property casualty business, improving our ability to manage our business while also enhancing our efficiency. By improving pricing capabilities through the use of analytics tools, we can better manage profit margins. By improving agency-level planning, we can develop and execute growth and profitability plans that enhance our ability to achieve objectives at all levels in the organization. By improving internal processes and further developing performance metrics, we can be more efficient and effective. These initiatives also support the ability of the agencies that represent us to grow profitably by allowing them to serve clients faster and more efficiently manage expenses. The primary initiatives for 2011 to improve insurance profitability are:

•
Improve pricing precision using predictive analytics – We continue efforts to expand our pricing capabilities by using predictive analytics and expect cumulative benefits of these efforts to improve loss ratios over time. Development of additional business data to support accurate underwriting, pricing and other business decisions also continues. A phased project that will continue over the next several years will deploy a full data management program, including a data warehouse for our property casualty and life insurance operations, providing enhanced granularity of pricing data. Specific initiatives that are key to improving pricing precision are summarized below.

o
Commercial lines – In the second half of 2009, we began to use predictive modeling tools that align individual insurance policy pricing to risk attributes for our workers’ compensation line of business. During fourth-quarter 2010, we completed development of predictive models for our commercial auto line of business and also for general liability and commercial property coverages in commercial package accounts. We plan in 2011 to integrate these models into our policy processing systems. Underwriters using these tools will be able to target profitability and to provide pricing impacts to agency personnel. Additional reports to monitor use and results at several levels should also contribute to improved pricing.

o
Personal lines – Prior to 2010, we began to use predictive modeling tools for our homeowner line of business, and in late 2010 we began using similar analytics for personal auto. We believe we are successfully attracting more of our agents’ preferred business, based on the average quality of our book of business. Quality has improved as measured by the mix of business by insurance score. During 2011, we will continue to develop the models by calibrating pricing precision to allow us to write more business profitably. Further educational support for agency personnel and enhanced reporting to monitor results for all users will also be developed. These tools enable us to increase the speed of introducing new rates and model attributes, more rapidly adapting to changes in market conditions.

•
Improve agency-level planning for profitability and growth – Additional use of analytics tools will help us better understand business in more detail and communicate additional quantitative and qualitative information to agents and associates. Development of models at an agency level to predict profitability, along with enhanced reporting of related metrics, should facilitate coordination and consistent decision-making. During 2011, we expect to enhance our agency planning processes to develop multi-year profitability and growth plans. Evaluating agency and state-level plans through models that aggregate company-level results will help determine if executing plans formulated at those levels, in aggregate, are adequate to reach our broader performance objectives.

•
Improve internal processes and further deploy performance metrics – Improving processes supports our strategic goals and can reduce internal costs. Use of additional measurements to track progress and accountability for results will improve our overall effectiveness. Completion of development for additional coverages in our commercial lines policy administration system is expected to facilitate important internal process improvement initiatives for 2011. One important initiative aims to develop business rules and parameters for personal lines accounts that will allow processing of some business without intervention by an underwriter, for risks that meet qualifying underwriting criteria. The objective is to streamline processing for our agents and associates, permitting more time for risks that need additional service or attention. The initiative also includes developing technology to integrate automated steps into the current process plus changes in workflow, including auditing for compliance with eligibility requirements. We expect in the future a similar streamlined process will eventually be developed for parts of our commercial lines business.

We measure the overall success of our strategy to improve insurance profitability primarily through our GAAP combined ratio for property casualty results, which we believe can be consistently below 100 percent for any five-year period.

In addition, we expect these initiatives to contribute to our rank as the No. 1 or No. 2 carrier based on premium volume in agencies that have represented us for at least five years. In 2010, we again earned that rank in approximately 75 percent of the agencies that have represented Cincinnati Insurance for more than five years, based on 2009 premiums. We are working to increase the percentage of agencies where we achieve that rank.

Drive Premium Growth

Implementation of the operational initiatives below is intended to further penetrate each market we serve through our independent agency network. We expect strategies aimed at specific market opportunities, along with service enhancements, to help our agents grow and increase our share of their business. The primary initiatives to drive premium growth are:

•
Gain a larger share of agency business – We will continue to execute on prior year growth initiatives and add new initiatives to improve our penetration in each market we serve through our independent agencies. Our focus remains on the key components of agent satisfaction based on factors agents tell us are most important.

o
Innovate our small business strategy – Additional focus on attributes that agencies weigh heavily in carrier selection for their clients is a key component of this initiative. Those attributes include technology ease of use and integration with agency management systems, flexible billing, product breadth and pricing, and service and marketing support for new business. The initiative includes refining workflows for the entire policy process and providing additional policyholder services. We also are developing and coordinating targeted marketing, including cross-selling opportunities, through our Target Markets department. This area focuses on new commercial product development, including identification and promotional support for promising classes of business. Small business policies are already an important part of our commercial lines property casualty insurance segment. Nearly 90 percent of our commercial in-force policies have annual premiums of $10,000 or less, accounting in total for approximately one-third of our 2010 commercial lines premium volume. Profitably growing our book of small business is expected to provide significant growth opportunities for the agencies that represent us while also benefiting the company. Small business does not typically trend quite as severely with pricing cycles, producing a more stable block of premium. This strategy also is expected to improve profitability due to lower expenses through more automation of data gathering and use of predictive analytics.

o
New agency appointments – We continue to appoint new agencies to develop additional points of distribution, focusing on markets where our market share is less than 1 percent while also considering economic and catastrophe risk factors. In 2011, we are targeting approximately 120 appointments of independent agencies, with a significant portion in the five states we entered since late 2008. We seek to build a close, long-term relationship with each agency we appoint. We carefully evaluate the marketing reach of each new appointment to ensure the territory can support both current and new agencies. In counting new agency appointments, we include appointment of new agency relationships with The Cincinnati Insurance Companies. For those that we believe will produce a meaningful amount of new business premiums, we also count appointments of agencies that merge with a Cincinnati agency and new branch offices opened by existing Cincinnati agencies. We made 93, 87 and 76 new appointments in 2010, 2009 and 2008, respectively, with 70, 65 and 52 representing new relationships. One-quarter of the agencies appointed during 2010 were in the five states we entered since late 2008: Texas, Colorado, Wyoming, Connecticut and Oregon. The contribution of those states to our property casualty premium growth should occur over several years as time is required to fully realize the benefits of our agency relationships. We generally earn a 10 percent share of an agency’s business within 10 years of its appointment. We also help our agents grow their business by attracting more clients in their communities through unique Cincinnati-style service.

•
Improve consumer relationships we undertake on behalf of our agencies – Improved interactions with consumers who are clients and prospects of our agents can drive more business to agents and help them grow. Through this initiative, we expect to identify the various ways we interact with consumers on behalf of our agencies and ensure that we do so in a manner that reinforces the value of the independent agent while establishing the value and service of a Cincinnati policy. By understanding and monitoring trends that drive consumer purchasing decisions, we can create positive interactions. We expect online policyholder services to continue evolving and will continue to work with agencies to meet the needs of their clients.

We measure the overall success of this strategy to drive premium growth primarily through changes in net written premiums, which we believe can grow faster than the industry average over any five-year period. On a compound annual growth rate basis over the five-year period 2006 through 2010, our property casualty net written premiums registered negative 0.7 percent, compared with an estimated negative 0.5 percent for the industry. Our premium mix is more heavily weighted in commercial lines, relative to the industry, and premium growth rates for the commercial lines segment of the industry have lagged the personal lines segment in recent years.

Our Segments

Consolidated financial results primarily reflect the results of our five reporting segments. In the fourth quarter of 2010, we revised our reportable operating segments to include excess and surplus lines. This segment includes results of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources. Historically, the excess and surplus lines results were reflected in Item 7, Other. We began offering excess and surplus lines insurance products in 2008. The line continues to grow since inception and separating it into a reportable segment allows readers to view this business in a manner similar to how it is managed internally when making operating decisions. Prior period data included in this annual report has been recasted to represent this new segment. These segments are defined based on financial information we use to evaluate performance and to determine the allocation of assets.

•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Excess and surplus lines property casualty insurance

•	Life insurance

•	Investments

We also evaluate results for our consolidated property casualty operations, which is the total of our commercial lines, personal lines and excess and surplus lines results.

Revenues, income before income taxes and identifiable assets for each segment are shown in a table in Item 8, Note 18 of the Consolidated Financial Statements, Page 127. Some of that information also is discussed in this section of this report, where we explain the business operations of each segment. The financial performance of each segment is discussed in the Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which begins on Page 36.

Commercial Lines Property Casualty Insurance Segment

The commercial lines property casualty insurance segment contributed net earned premiums of $2.154 billion to consolidated total revenues, or 57.1 percent of that total, and reported a gain before income taxes of $15 million in 2010. Commercial lines net earned premiums declined 2 percent in 2010, 5 percent in 2009 and 4 percent in 2008.

Approximately 95 percent of our commercial lines premiums are written to provide accounts with coverages from more than one of our business lines. As a result, we believe that our commercial lines business is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for our business lines. The seven commercial business lines are:

•
Commercial casualty – Provides coverage to businesses against third-party liability from accidents occurring on their premises or arising out of their operations, including liability coverage for injuries sustained from products sold as well as coverage for professional services, such as dentistry. Specialized casualty policies may include liability coverage for employment practices liability (EPLI), which protects businesses against claims by employees that their legal rights as employees of the company have been violated, and against other acts or failures to act under specified circumstances; and excess insurance and umbrella liability, including personal umbrella liability written as an endorsement to commercial umbrella coverages. The commercial casualty business line includes liability coverage written on both a discounted and nondiscounted basis as part of commercial package policies.

•
Commercial property – Provides coverage for loss or damage to buildings, inventory and equipment caused by covered causes of loss such as fire, wind, hail, water, theft and vandalism, as well as business interruption resulting from a covered loss. Commercial property also includes crime insurance, which provides coverage for losses such as embezzlement or misappropriation of funds by an employee, among others; and inland marine insurance, which provides coverage for a variety of mobile equipment, such as contractor’s equipment, builder’s risk, cargo and electronic data processing equipment. Various property coverages can be written as stand-alone policies or can be added to a package policy. The commercial property business line includes property coverage written on both a nondiscounted and discounted basis as part of commercial package policies.

•
Commercial auto – Protects businesses against liability to others for both bodily injury and property damage, medical payments to insureds and occupants of their vehicles, physical damage to an insured’s own vehicle from collision and various other perils, and damages caused by uninsured motorists.

•
Workers’ compensation – Protects employers against specified benefits payable under state or federal law for workplace injuries to employees. We write workers’ compensation coverage in all of our active states except North Dakota, Ohio and Washington, where coverage is provided solely by the state instead of by private insurers.

•
Specialty packages – Includes coverages for property, liability and business interruption tailored to meet the needs of specific industry classes such as artisan contractors, dentists, garage operators, financial institutions, metalworkers, printers, religious institutions, or smaller main street businesses. Businessowners policies, which combine property, liability and business interruption coverages for small businesses, are included in specialty packages.

•	Surety and executive risk – This business line includes:

o	Contract and commercial surety bonds, which guarantee a payment or reimbursement for financial losses resulting from dishonesty, failure to perform and other acts.

o	Fidelity bonds, which cover losses that policyholders incur as a result of fraudulent acts by specified individuals or dishonest acts by employees.

o
Director and officer liability insurance, which covers liability for actual or alleged errors in judgment, breaches of duty or other wrongful acts related to activities of for-profit or nonprofit organizations. Approximately 70 percent of new policies and almost 40 percent of director and officer new business premiums written in 2010 were for nonprofit entities. Our director and officer liability policy can optionally include EPLI coverage.

•
Machinery and equipment – Specialized coverage provides protection for loss or damage to boilers and machinery, including production and computer equipment, from sudden and accidental mechanical breakdown, steam explosion or artificially generated electrical current.

Our emphasis is on products that agents can market to small to midsized businesses in their communities. Of our 1,544 reporting agency locations, 16 market only our surety and executive risk products and 11 market only our personal lines products. The remaining 1,517 locations, located in all states in which we actively market, offer some or all of our standard market commercial insurance products.

In 2010, our 10 highest volume commercial lines states generated 64.3 percent of our earned premiums compared with 65.3 percent in the prior year as we continued efforts to geographically diversify our property casualty risks. Earned premiums in the 10 highest volume states decreased 4 percent in 2010 and increased 1 percent in the remaining 29 states. The number of reporting agency locations in our 10 highest volume states increased to 954 in 2010 from 933 in 2009.

Commercial Lines Earned Premiums by State

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2010
Ohio	$347	16.1%	223	$1.6
Illinois	187	8.7	120	1.6
Pennsylvania	157	7.3	83	1.9
Indiana	133	6.2	104	1.3
North Carolina	120	5.6	78	1.5
Virginia	100	4.6	60	1.7
Michigan	96	4.5	115	0.8
Georgia	82	3.8	75	1.1
Wisconsin	81	3.8	48	1.7
Tennessee	79	3.7	48	1.6
Year ended December 31, 2009
Ohio	$359	16.3%	223	$1.6
Illinois	202	9.2	117	1.7
Pennsylvania	157	7.1	82	1.9
Indiana	140	6.4	103	1.4
North Carolina	127	5.8	74	1.7
Michigan	102	4.6	108	0.9
Virginia	101	4.6	60	1.7
Georgia	85	3.9	71	1.2
Wisconsin	83	3.8	49	1.7
Iowa	79	3.6	46	1.7

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

Our emphasis on small to midsized businesses is reflected in the mix of our commercial lines premium volume by policy size. Nearly 90 percent of our commercial in-force policies have annual premiums of $10,000 or less, accounting in total for approximately one-third of our 2010 commercial lines premium volume. The remainder for policies with annual premiums greater than $10,000 includes in-force policies with annual premiums greater than $100,000 that account for slightly less than 15 percent of our 2010 commercial lines premium volume.

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

Although we offer three-year policy terms, premiums for some coverages within those policies are adjustable at anniversary for the next annual period, and policies may be canceled at any time at the discretion of the policyholder. Contract terms often provide that rates for property, general liability, inland marine and crime coverages, as well as policy terms and conditions, are fixed for the term of the policy. The general liability exposure basis may be audited annually. Commercial auto, workers’ compensation, professional liability and most umbrella liability coverages within multi-year packages are rated at each of the policy's annual anniversaries for the next one-year period. The annual pricing could incorporate rate changes approved by state insurance regulatory authorities between the date the policy was written and its annual anniversary date, as well as changes in risk exposures and premium credits or debits relating to loss experience and other underwriting judgment factors. We estimate that approximately 75 percent of 2010 commercial premiums were subject to annual rating or were written on a one-year policy term.

Staying abreast of evolving market conditions is a critical function, accomplished in both an informal and a formal manner. Informally, our field marketing representatives, underwriters and Target Markets department associates are in constant receipt of market intelligence from the agencies with which they work. Formally, our commercial lines product management group and field marketing associates conduct periodic surveys to obtain competitive intelligence. This market information helps identify the top competitors by line of business or specialty program and also identifies our market strengths and weaknesses. The analysis encompasses pricing, breadth of coverage and underwriting/eligibility issues.

In addition to reviewing our competitive position, our product management group and our underwriting audit group review compliance with our underwriting standards as well as the pricing adequacy of our commercial insurance programs and coverages. Further, our Target Markets department analyzes opportunities and develops new products and services, new coverage options and improvements to existing insurance products.

We support our commercial lines operations with a variety of technology tools. e-CLAS® CPP for commercial package and auto coverages now has rolled out to all of our appointed agencies in 30 states. It is being developed for additional coverages and states that will be deployed over time. Since the initial deployment of e-CLAS in late 2009, approximately one-third of our non-workers’ compensation commercial lines policies in force at the end of 2010 have been processed through e-CLAS. Due to the three-year policy term for much of our commercial lines business, some policies will not be due for renewal processing in e-CLAS until 2012. In addition to increasing efficiency for our associates, the system allows our agencies to quote and print commercial package policies in their offices, increasing their ease of doing business with us. The e-CLAS platform also makes use of our real-time agency interface, CinciBridge®, which allows the automated movement of key underwriting data from an agency’s management system to e-CLAS. This reduces agents’ data entry tasks and allows seamless quoting, rating and issuance capability.

Personal Lines Property Casualty Insurance Segment

The personal lines property casualty insurance segment contributed net earned premiums of $721 million to consolidated total revenues, or 19.1 percent of the total, and reported a loss before income taxes of $54 million in 2010. Personal lines net earned premiums grew 5 percent in 2010, after declining less than 1 percent in 2009 and 3 percent in 2008.

We prefer to write personal lines coverage in accounts that include both auto and homeowner coverages as well as coverages that are part of our other personal business line. As a result, we believe that our personal lines business is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for three business lines:

•
Personal auto – Protects against liability to others for both bodily injury and property damage, medical payments to insureds and occupants of their vehicle, physical damage to an insured’s own vehicle from collision and various other perils, and damages caused by uninsured motorists. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage.

•
Homeowners – Protects against losses to dwellings and contents from a wide variety of perils, as well as liability arising out of personal activities both on and off the covered premises. The company also offers coverage for condominium unit owners and renters.

•
Other personal lines – This includes the variety of other types of insurance products we offer to individuals such as dwelling fire, inland marine, personal umbrella liability and watercraft coverages.

At year-end, we marketed personal lines insurance products through 1,123 or approximately 73 percent of our 1,544 reporting agency locations. The 1,123 personal lines agency locations are in 29 of the 39 states in which we offer standard market commercial lines insurance and represent nearly 80 percent of the reporting agency locations in the 29 states. During 2010, we largely completed an initiative that began in 2008 to appoint for personal lines existing agencies marketing only our commercial lines insurance products. We continue to evaluate opportunities to expand our marketing of personal lines to other states. Primary factors considered in the evaluation of a potential new state include weather-related catastrophe history and the legal climate. The number of reporting agency locations in our 10 highest volume states increased 5 percent to 749 in 2010 from 711 in 2009.

In 2010, our 10 highest volume personal lines states generated 82.2 percent of our earned premiums compared with 84.1 percent in the prior year. Earned premiums in the 10 highest volume states increased 3 percent in 2010 while increasing 18 percent in the remaining states, reflecting progress toward our long-term objective of geographic diversification through new states for our personal lines operation.

Personal Lines Earned Premiums by State

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2010
Ohio	$246	34.1%	199	$1.2
Georgia	63	8.8	69	0.9
Indiana	59	8.2	82	0.7
Illinois	52	7.2	86	0.6
Alabama	42	5.9	38	1.1
Kentucky	40	5.5	37	1.1
Michigan	28	3.8	90	0.3
Tennessee	22	3.1	43	0.5
North Carolina	20	2.8	67	0.3
Virginia	20	2.8	38	0.5
Year ended December 31, 2009
Ohio	$248	36.1%	202	$1.2
Georgia	61	8.9	63	1.0
Indiana	57	8.4	79	0.7
Illinois	48	7.1	84	0.6
Alabama	41	5.9	36	1.1
Kentucky	36	5.3	35	1.0
Michigan	26	3.8	80	0.3
Tennessee	20	2.9	36	0.6
Florida	20	2.9	10	2.0
Virginia	19	2.8	35	0.5

New and renewal personal lines business reflects our risk-specific underwriting philosophy. Each agency selects personal lines business primarily from within the geographic territory that it serves, based on the agent’s knowledge of the risks in those communities or familiarity with the policyholder. Personal lines activities are supported by headquarters associates assigned to individual agencies. At year-end, we had seven full-time personal lines marketing representatives who have underwriting authority and visit agencies on a regular basis. They focus primarily on key states targeted for growth, reinforcing the advantages of our personal lines products and offering training in the use of our processing system.

Competitive advantages of our personal lines operation include broad coverage forms, flexible underwriting, superior claims service, generous credit structure and customizable endorsements for both the personal auto and homeowner policies. Our personal lines products are processed through Diamond, our web-based real-time personal lines policy processing system that supports and allows streamlined processing. Diamond incorporates features frequently requested by our agencies such as pre-filling of selected data for improved efficiency, easy-to-use screens, local and headquarters policy printing options, data transfer to and from popular agency management systems and real-time integration with third-party data such as insurance scores, motor vehicle reports and address verification.

Excess and Surplus Lines Property Casualty Insurance Segment

The excess and surplus lines property casualty segment contributed net earned premiums of $49 million to consolidated total revenues, or 1.3 percent of the total, and reported a loss before income taxes of $8 million in 2010, its third year of operation. Excess and surplus lines net earned premium increased 81 percent in 2010. Net earned premiums increased 440 percent to $27 million in 2009.

Our excess and surplus lines policies typically cover business risks with unique characteristics, such as the nature of the business or its claim history, that are difficult to profitably insure in the standard commercial lines market. Excess and surplus lines insurers have more flexibility in coverage terms and rates compared with standard lines companies, generally resulting in policies with higher rates and terms and conditions customized for specific risks, including restricted coverage where appropriate. We target small to midsized risks, seeking to avoid those we consider exotic in nature. Our average excess and surplus lines policy size is approximately $5,000 in annual premiums, and policyholders in many cases also have standard market insurance with one of The Cincinnati Insurance Companies. Approximately 80 percent of our 2010 premium volume for the excess and surplus lines segment provided commercial casualty coverages and about 20 percent provided commercial property coverages. Those coverages are described below.

•
Commercial casualty – Covers businesses for third-party liability from accidents occurring on their premises or arising out of their operations, including products and completed operations. The majority of these policies have coverage limits of $1 million or less. Miscellaneous errors and omissions and professional coverage for liability from actual or alleged errors in judgment, breaches of duty or other wrongful acts related to activities of insured businesses is also available, as is excess liability coverage that adds another layer of protection to other liability insurance policies. Typical businesses covered include contractors, consultants, bars or taverns, and manufacturers. Policies covering liability at special events are also available.

•
Commercial property – Insures loss or damage to buildings, inventory, equipment and business income from causes of loss such as fire, wind, hail, water, theft and vandalism. Examples of property we commonly insure with excess and surplus lines policies include temporarily vacant buildings, restaurants and relatively higher-hazard manufacturing classes.

At the end of 2010, we marketed excess and surplus lines insurance products in 38 of the 39 states in which we offer standard market commercial lines insurance. Offering excess and surplus lines helps agencies representing The Cincinnati Insurance Companies meet the insurance needs of their clients when coverage is unavailable in the standard market. By providing outstanding service, we can help agencies grow and prosper while also profitably growing our property casualty business.

In 2010, our 10 highest volume excess and surplus lines states generated 65.1 percent of our earned premiums compared with 74.2 percent in the prior year.

Excess and Surplus Lines Earned Premiums by State

(Dollars in millions)	Earned premiums	% of total earned
Year ended December 31, 2010
Ohio	$7	13.2%
Indiana	5	11.0
Illinois	4	8.3
Georgia	4	7.3
Missouri	2	4.7
Michigan	2	4.7
Pennsylvania	2	4.2
North Carolina	2	4.1
Texas	2	3.9
Kentucky	2	3.7
Year ended December 31, 2009
Ohio	$4	16.4%
Indiana	4	13.8
Illinois	3	11.5
Georgia	2	8.3
Michigan	1	5.3
North Carolina	1	4.8
Missouri	1	3.9
Wisconsin	1	3.7
Minnesota	1	3.3
Virginia	1	3.2

Agencies representing The Cincinnati Insurance Companies write over $2 billion in annual premiums for excess and surplus lines business for all carriers in total that they represent. We estimate that approximately half of that premium volume matches the targeted business types and coverages we offer through our excess and surplus lines segment. We structured the operations of this segment to meet the needs of these agencies and market exclusively through them.

Agencies have access to The Cincinnati Specialty Underwriters Insurance Company’s product line through CSU Producer Resources, the wholly owned insurance brokerage subsidiary of parent-company Cincinnati Financial Corporation. CSU Producer Resources has binding authority on all classes of business written through The Cincinnati Specialty Underwriters Insurance Company and maintains appropriate agent and surplus lines licenses to process non-admitted business.

We seek to earn a share of each agency’s best excess and surplus lines accounts by offering several unique benefits. Agency producers have direct access through CSU Producer Resources to a group of our underwriters who focus exclusively on excess and surplus lines business. Those underwriters can tap into agencies’ broader Cincinnati relationships to bring their policyholders services such as experienced and responsive loss control and claims handling. CSU Producer Resources gives extra support to our producers by remitting surplus lines taxes and stamping fees and retaining admitted market diligent search affidavits, where required. Agencies marketing through CSU Producer Resources generally receive a higher commission because use of our internal brokerage subsidiary eliminates some of the intermediary costs. This business is also factored in their profit-sharing agreement with The Cincinnati Insurance Companies.

We use a web-based excess and surplus lines policy administration system to quote, bind, issue and deliver policies electronically to agents. This system also provides integration to existing document management and data management systems, allowing for real-time processing of policies and billing. It provides a specimen policy detailing coverages when a policy is quoted and delivers electronic copies of policies to producers within minutes of underwriting approval and policy issue. In 2010, more than 95 percent of policies were issued within 24 hours of a request to bind a policy. Also in 2010, we received the Celent Model Insurer Award, recognizing our efficient use of technology. We successfully leveraged our policy administration system to quickly enter a new market, developing our miscellaneous errors and omissions product in only three months and then issuing the first 50 policies within two weeks.

Life Insurance Segment

The life insurance segment contributed $158 million of net earned premiums, representing 4.2 percent of consolidated total revenues, and $7 million of income before income taxes in 2010. Life insurance segment profitability is discussed in detail in Item 7, Life Insurance Results of Operations, Page 73. Life insurance net earned premiums grew 10 percent in 2010, 13 percent in 2009 and less than 1 percent in 2008.

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

Life Insurance Business Lines

Four lines of business – term insurance, universal life insurance, worksite products and whole life insurance – account for approximately 96.9 percent of the life insurance segment’s revenues:

•
Term insurance – policies under which a death benefit is payable only if the insured dies during a specific period of time. For policies without a return of premium provision, no benefit is payable if the insured person survives to the end of the term. For policies inforce with a return of premium provision, a benefit equal to the sum of all paid base premiums is payable if the insured person survives to the end of the term. Premiums are fixed and they must be paid as scheduled. The policies are fully underwritten.

•
Universal life insurance – long-duration life insurance policies. Contract premiums are neither fixed nor guaranteed; however, the contract does specify a minimum interest crediting rate and a maximum cost of insurance charge and expense charge. Premiums are not fixed and may be varied by the contract owner. The cash values, available as a loan collateralized by the cash surrender value, are not guaranteed and depend on the amount and timing of actual premium payments and the amount of actual contract assessments. The policies are fully underwritten. Contracts with death benefit guarantees are available for individuals as well as for two lives on contracts called survivor universal life.

•
Worksite products – term insurance, return of premium term insurance, whole life insurance, universal life and disability insurance offered to employees through their employer. Premiums are collected by the employer using payroll deduction. Policies are issued using a simplified underwriting approach and on a guaranteed issue basis. Worksite insurance products provide our property casualty agency force with excellent cross-serving opportunities for both commercial and personal accounts. Agents report that offering worksite marketing to employees of their commercial accounts provides a benefit to the employees at no cost to the employer. Worksite marketing also connects agents with new customers who may not have previously benefited from receiving the services of a professional independent insurance agent.

•
Whole life insurance – policies that provide life insurance for the entire lifetime of the insured. The death benefit is guaranteed never to decrease and premiums are guaranteed never to increase. While premiums are fixed, they must be paid as scheduled. These policies provide guaranteed cash values that are available as loans collateralized by the cash surrender value. The policies are fully underwritten.

In addition, Cincinnati Life markets:

•	Disability income insurance that provides monthly benefits to offset the loss of income when the insured person is unable to work due to accident or illness.

•
Deferred annuities that provide regular income payments that commence after the end of a specified period or when the annuitant attains a specified age. During the deferral period, any payments made under the contract accumulate at the crediting rate declared by the company but not less than a contract-specified guaranteed minimum interest rate. A deferred annuity may be surrendered during the deferral period for a cash value equal to the accumulated payments plus interest less the surrender charge, if any.

•	Immediate annuities that provide some combination of regular income and lump sum payments in exchange for a single premium.

Life Insurance Distribution

Cincinnati Life seeks to become the life insurance carrier of choice for the independent agencies that work with our property casualty operations. We emphasize up-to-date products, responsive underwriting and high quality service as well as competitive commissions. At year-end 2010, almost 90 percent of our 1,544 property casualty reporting agency locations offered Cincinnati Life’s products to their clients. We also develop life business from approximately 500 other independent life insurance agencies. We are careful to solicit business from these other agencies in a manner that does not conflict with or compete with the marketing and sales efforts of our property casualty agencies.

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

Because of our strong capital position, we can offer a competitive product portfolio including guaranteed products, giving our agents a marketing edge. Our life insurance company maintains strong insurer financial strength ratings: A.M. Best – A (Excellent), Fitch – A+ (Strong) and Standard & Poor’s – A (Strong), as discussed in Financial Strength, Page 5. Our life insurance company has chosen not to establish a Moody’s rating.

Investment Segment

Revenues of the investment segment are primarily from net investment income and from realized investment gains and losses from investment portfolios managed for the holding company and each of the operating subsidiaries.

Our investment department operates under guidelines set forth in our investment policy statement along with oversight of the investment committee of our board of directors. These guidelines set parameters for risk tolerances governing, among other items, the allocation of the portfolio as well as security and sector concentrations. These parameters are part of an integrated corporate risk management program.

The fair value of our investment portfolio was $11.424 billion and $10.562 billion at year-end 2010 and 2009, respectively. The overall portfolio remained in an unrealized gain position as strong returns in the equity and corporate bond markets more than offset a decline in the municipal bond market.

The cash we generate from insurance operations historically has been invested in three broad categories of investments:

•	Fixed-maturity investments – Includes taxable and tax-exempt bonds and redeemable preferred stocks. During 2010 and 2009, purchases and market value gains served to more than offset sales and calls.

•
Equity investments – Includes common and nonredeemable preferred stocks. During 2010, purchases and fair value gains more than offset sales. During 2009, sales slightly offset fair value appreciation of equity securities.

•	Short-term investments – Primarily commercial paper.

(In millions)	At December 31, 2010				At December 31, 2009
	Book value	% of BV	Fair value	% of FV	Book value	% of BV	Fair value	% of FV
Taxable fixed maturities	$5,139	50.5%	$5,533	48.4%	$4,644	48.6%	$4,863	46.0%
Tax-exempt fixed maturities	2,749	27.0	2,850	25.0	2,870	30.1	2,992	28.3
Common equities	2,211	21.7	2,940	25.7	1,941	20.4	2,608	24.7
Preferred equities	75	0.8	101	0.9	75	0.8	93	0.9
Short-term investments	0	0.0	0	0.0	6	0.1	6	0.1
Total	$10,174	100.0%	$11,424	100.0%	$9,536	100.0%	$10,562	100.0%

We actively determine the portion of new cash flow to be invested in fixed-maturity and equity securities at the parent and insurance subsidiary levels. During 2010, approximately one-quarter of new cash flow was invested in equity securities, consistent with our long-term average. We consider internal measures, as well as insurance department regulations and rating agency guidance. We monitor a variety of metrics, including after-tax yields, the ratio of investments in common stocks to statutory surplus for the property casualty and life insurance operations, and the parent company’s ratio of investment assets to total assets.

At year-end 2010, less than 1 percent of the value of our investment portfolio was made up of securities that do not actively trade on a public market and require management’s judgment to develop pricing or valuation techniques (Level 3 assets). We generally obtain at least two outside valuations for these assets and generally use the more conservative estimate. These investments include private placements, small issues and various thinly traded securities. See Item 7, Fair Value Measurements, Page 46, and Item 8, Note 3 of the Consolidated Financial Statements Page 114, for additional discussion of our valuation techniques.

In addition to securities held in our investment portfolio, at year-end 2010, other invested assets included $40 million of life policy loans, $28 million of venture capital fund investments, $5 million of investment in real estate and $11 million of other invested assets.

Fixed-maturity and Short-term Investments

By maintaining a well diversified fixed-maturity portfolio, we attempt to manage overall interest rate, reinvestment, credit and liquidity risk. We pursue a buy-and-hold strategy and do not attempt to make large-

scale changes to the portfolio in anticipation of rate movements. By investing new money on a regular basis and analyzing risk-adjusted after-tax yields, we work to achieve a laddering effect to our portfolio that may mitigate some of the effects of adverse interest rate movements.

Fixed-maturity and Short-term Portfolio Ratings

As of year-end 2010, this portfolio’s fair value was 106.3 percent of book value, up from last year due to both a decline in the general level of treasury rates and a continued tightening of credit spreads.

The portfolio grew in 2010 due to a large volume of purchases. These purchases were most concentrated in the investment grade corporate bond market. Although the average rating of our bond portfolio remained unchanged, the number of bonds rated Aaa/AAA decreased and the number of bonds rated Aa/AA increased. The rating distribution change was driven by net redemptions of U.S. agency (government-sponsored enterprises) bonds due to call activity and an increase in purchases of Build America Bonds. The majority of our non-rated securities are tax-exempt municipal bonds from smaller municipalities that chose not to pursue a credit rating. Credit ratings at year-end 2010 for the fixed-maturity and short-term portfolios were:

(In millions)	At December 31, 2010		At December 31, 2009
	Fair value	Percent of total	Fair value	Percent of total
Moody's Ratings and Standard & Poor's Ratings combined:
Aaa, Aa, A, AAA, AA, A	$5,216	62.2%	$4,967	63.2%
Baa, BBB	2,656	31.7	2,302	29.3
Ba, BB	241	2.9	279	3.5
B, B	42	0.5	44	0.6
Caa, CCC	19	0.2	29	0.4
Ca, CC	0	0.0	3	0.0
Daa, Da, D	1	0.0	0	0.0
Non-rated	208	2.5	237	3.0
Total	$8,383	100.0%	$7,861	100.0%

Our fixed-maturity portfolio as of December 31, 2010, included approximate maturing amounts with pretax average yields-to-book value as follows: 3.4 percent maturing in 2011 with a 5.9 percent yield, 5.4 percent in 2012 with a 5.5 percent yield, and 8.6 in 2013 percent with a 4.7 percent yield, Additional maturity periods for our fixed-maturity portfolio are shown in Item 8, Note 2 of the Consolidated Financial Statements, Page 111. Attributes of the fixed-maturity portfolio include:

	At December 31,
	2010		2009
Weighted average yield-to-book value	5.5%		5.9%
Weighted average maturity	6.2	yrs	7.5	yrs
Effective duration	5.0	yrs	5.3	yrs

Taxable Fixed Maturities

Our $5.533 billion taxable fixed-maturity portfolio (at fair value) at year-end included:

(In millions)	At December 31,
	2010	2009
Investment-grade corporate	$4,695	$3,941
States, municipalities and political subdivisions	293	137
Below investment-grade corporate	268	309
Government sponsored enterprises	200	347
Convertibles and bonds with warrants attached	69	91
United States government	5	4
Foreign government	3	3
Collateralized mortgage obligations	-	31
Short-term investments	-	6
Total	$5,533	$4,869

While our strategy typically is to buy and hold fixed-maturity investments to maturity, we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of U.S. agency issues, no individual issuer's securities accounted for more than 1.1 percent of the taxable fixed-maturity portfolio at year-end 2010. Investment grade corporate bonds had an average rating of Baa1 by Moody’s or BBB+ by Standard & Poor’s and represented 84.8 percent of the taxable fixed maturity portfolio’s fair value at year end 2010, compared with 80.9 percent in 2009.

The investment-grade corporate bond portfolio is most heavily concentrated in the financial-related sectors, including banking, financial services and insurance. The financial sectors represented 28.9 percent of fair value of this portfolio at year-end 2010, compared with 25.3 percent, at year-end 2009. Although the financial-related sectors make up our largest group of investment-grade corporate bonds, we believe our concentration is below the average for the corporate bond market as a whole. Energy was the only other sector that exceeded 10 percent of our investment-grade corporate bond portfolio, at 10.0 percent of fair value at year-end 2010.

Most of the $293 million of securities issued by states, municipalities and political subdivisions securities included in our taxable fixed maturity portfolio at the end of 2010 were Build America Bonds.

Tax-exempt Fixed Maturities

Our tax-exempt fixed maturity portfolio’s fair value was $2.850 billion at December 31, 2010. We traditionally have purchased municipal bonds focusing on general obligation and essential services, such as sewer, water or others. The portfolio is well diversified among approximately 1,000 municipal bond issuers. No single municipal issuer accounted for more than 0.7 percent of the tax-exempt fixed maturity portfolio at year-end 2010. Municipal bond holdings in our larger states were:

(In millions) At December 31, 2010	State issued general obligation bonds	Local issued general obligation bonds	Special revenue bonds	Total	Percent of total
Texas	$-	$425	$107	$532	18.7%
Indiana	-	21	328	349	12.2
Michigan	-	245	12	257	9.0
Illinois	-	219	23	242	8.5
Ohio	-	131	107	238	8.4
Washington	-	166	32	198	6.9
Wisconsin	-	116	19	135	4.7
Florida	-	19	67	86	3.0
Pennsylvania	-	67	9	76	2.7
Arizona	-	46	30	76	2.7
Colorado	-	37	15	52	1.8
New Jersey	-	28	17	45	1.6
Kansas	-	24	20	44	1.5
New York	3	15	21	39	1.4
Utah	-	20	17	37	1.3
All other states	-	233	211	444	15.6
Total	$3	$1,812	$1,035	$2,850	100.0%

At December 31, 2009
Texas	$-	$455	$112	$567	19.0%
Indiana	-	21	356	377	12.6
Michigan	-	246	15	261	8.7
Illinois	-	223	28	251	8.4
Ohio	-	128	105	233	7.8
Washington	-	170	39	209	7.0
Wisconsin	-	130	20	150	5.0
Florida	-	19	69	88	2.9
Arizona	-	46	32	78	2.6
Pennsylvania	-	67	10	77	2.6
Colorado	-	37	16	53	1.8
Kansas	-	23	21	44	1.5
New Jersey	-	25	17	42	1.4
Missouri	-	19	21	40	1.3
New York	3	13	22	38	1.3
All other states	-	263	221	484	16.1
Total	$3	$1,885	$1,104	$2,992	100.0%

At year-end 2010, our tax-exempt fixed maturity portfolio, with a fair value of $2.850 billion, had an average rating of Aa2/AA. Almost 80 percent or $2.245 billion of the portfolio is insured, and approximately 93 percent of the insured portion carried an underlying rating of at least A3 or A- by Moody’s or Standard & Poor’s at year end. We strongly prefer general obligation or essential services bonds, which we believe provide a superior risk profile.

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

Common Stocks

Our cash allocation for common stock purchases is implemented only after we ensure that insurance reserves are adequately covered by our fixed-maturity investments. We believe our strategy of primarily investing in a diversified selection of larger capitalization, high quality, dividend-increasing companies generally results in reduced volatility relative to the broader equity markets.

At December 31, 2010, one holding had a fair value equal to or greater than 5 percent of our publicly traded common stock portfolio compared with two holdings at that level at year-end 2009. The Procter & Gamble Company (NYSE:PG) is our largest single common stock investment, comprising 5.2 percent of the publicly traded common stock portfolio and 1.3 percent of the investment portfolio.

At year-end 2010, 26.0 percent of our common stock holdings (measured by fair value) were held at the parent company level.

Common Stock Portfolio Industry Sector Distribution

	Percent of Publicly Traded Common Stock Portfolio
	At December 31, 2010		At December 31, 2009
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Consumer staples	15.4%	10.6%	15.5%	11.4%
Healthcare	14.1	10.9	18.0	12.6
Information technology	13.0	18.7	11.0	19.8
Energy	12.9	12.0	11.0	11.5
Industrials	11.7	11.0	9.2	10.2
Financial	11.7	16.1	10.2	14.4
Consumer discretionary	8.3	10.6	9.6	9.6
Materials	5.2	3.7	5.1	3.6
Utilities	4.2	3.3	6.7	3.7
Telecomm services	3.5	3.1	3.7	3.2
Total	100.0%	100.0%	100.0%	100.0%

Preferred Stocks

We evaluate preferred stocks in a manner similar to our evaluation of fixed-maturity investments, seeking attractive relative yields. We generally focus on investment-grade preferred stocks issued by companies with strong histories of paying common dividends, providing us with another layer of protection. When possible, we seek out preferred stocks that offer a dividend received deduction for income tax purposes. Events in the fall of 2008 and into early 2009 led us to re-evaluate the riskiness of all preferred securities, particularly those of banking institutions. As a result, during 2009 we downsized this portfolio by $82 million of fair value to $93 million. We made no additional purchases or sales for this portfolio during 2010.

Short-Term Investments

At December 31, 2010, we had no short-term investments, compared with $6 million at year-end 2009. Our short-term investments consisted primarily of commercial paper, demand notes or bonds purchased within one year of maturity.

Additional information about the composition of investments is included in Item 8, Note 2 of the Consolidated Financial Statements, Page 111. A detailed listing of our portfolio is updated on our website, www.cinfin.com/investors, each quarter when we report our quarterly financial results.

Other

We report as Other the non-investment operations of the parent company and its subsidiary CFC Investment Company. This subsidiary offers commercial leasing and financing services to our agencies, their clients and other customers. As of year-end 2010, CFC Investment Company had 2,227 accounts and $73 million in receivables, compared with 2,286 accounts and $75 million in receivables at year-end 2009.

Regulation

The business of insurance primarily is regulated by state law. All of our insurance company subsidiaries are domiciled in the state of Ohio, except The Cincinnati Specialty Underwriters, which is domiciled in the state of Delaware. Each insurance subsidiary is governed by the insurance laws and regulations in its respective state of domicile. We also are subject to state regulatory authorities of all states in which we write insurance. The state laws and regulations that have the most significant effect on our insurance operations and financial reporting are discussed below.

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

•
Subsidiary Dividends – The Cincinnati Insurance Company is 100 percent owned by Cincinnati Financial Corporation. The dividend-paying capacity of The Cincinnati Insurance Company and its 100 percent owned subsidiaries is regulated by the laws of the applicable state of domicile. Under these laws, our insurance subsidiaries must provide a 10-day advance informational notice to the insurance commissioner for the domiciliary state prior to payment of any dividend or distribution to its shareholders. Generally, the most our insurance subsidiary can pay without prior regulatory approval is the greater of 10 percent of policyholder surplus or 100 percent of statutory net income for the prior calendar year. Dividends exceeding these limitations may be paid only with approval of the insurance department of the domiciliary state.

The insurance company subsidiaries must give 30 days notice to and obtain prior approval from the state insurance commissioner before the payment of an extraordinary dividend as defined by the state’s insurance code. You can find information about the dividends paid by our insurance subsidiary in 2010 in Item 8, Note 9 of the Consolidated Financial Statements, Page 118.

•
Insurance Operations – All of our insurance subsidiaries are subject to licensing and supervision by departments of insurance in the states in which they do business. The nature and extent of such regulations vary, but generally have their source in statutes that delegate regulatory, supervisory and administrative powers to state insurance departments. Such regulations, supervision and administration of the insurance subsidiaries include, among others, the standards of solvency that must be met and maintained; the licensing of insurers and their agents and brokers; the nature and limitations on investments; deposits of securities for the benefit of policyholders; regulation of standard market policy forms and premium rates; policy cancellations and non-renewals; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; requirements regarding reserves for unearned premiums, losses and other matters; the nature of and limitations on dividends to policyholders and shareholders; the nature and extent of required participation in insurance guaranty funds; the involuntary assumption of hard-to-place or high-risk insurance business, primarily workers’ compensation insurance; and the collection, remittance and reporting of certain taxes and fees. In 2010, our primary insurance regulators adopted the Model Audit Rule for annual statutory financial reporting. This regulation closely mirrors the Sarbanes-Oxley Act on matters such as auditor independence, corporate governance and internal controls over financial reporting. The regulation permits the audit committee of Cincinnati Financial Corporation’s board of directors to also serve as the audit committee of each of our insurance subsidiaries for purposes of this regulation.

The legislative and regulatory climate in Florida continues to create uncertainty for the insurance industry. In February 2007, we adopted a marketing stance of continuing to service existing accounts while writing no new business relationships in Florida. This remained our stance through 2009, except in the lines of directors and officers, surety, machinery and equipment and life insurance, which we resumed writing in June 2007, subject to existing guidelines. In 2009, we cautiously resumed writing additional commercial lines new business while working to more actively manage the associated catastrophe risk, carefully underwriting new commercial submissions and non-renewing commercial and personal lines policies that present the most risk of loss because of their age, construction and geographic characteristics. In 2010, our property casualty net written premiums from Florida agencies were 1.7 percent of net written premiums, compared with 1.9 percent in 2009.

On August 24, 2007, the company received administrative subpoenas from the Florida Office of Insurance Regulation seeking documents and testimony concerning insurance for residential risks located in Florida and communications with reinsurers, risk modeling companies, rating agencies and insurance trade associations. We produced documents to respond to the subpoenas. The Office of Insurance Regulation canceled and has not rescheduled the hearing noticed in the subpoena for October 18, 2007. Although inactive, these subpoenas remain outstanding as of December 31, 2010. We continue to assess the changing insurance environment in Florida and hope to resume writing our complete portfolio of insurance products in the state as the market stabilizes.

•
Insurance Guaranty Associations – Each state has insurance guaranty association laws under which the associations may assess life and property casualty insurers doing business in the state for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the insurer’s proportionate share of business written by all member insurers in the state. Our insurance companies received a savings of less than $3 million from guaranty associations in 2010 and a savings of less than $2 million in 2009. We cannot predict the amount and timing of any future assessments or refunds on our insurance subsidiaries under these laws.

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

•
Insurance Reserves – State insurance laws require that property casualty and life insurers annually analyze the adequacy of reserves. Our appointed actuaries must submit an opinion that reserves are adequate for policy claims-paying obligations and related expenses.

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

Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal legislation and administrative rules adopted to implement them do affect our business. Privacy laws, such as the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act and the Health Insurance Portability and Accounting Act (HIPAA) are the federal laws that most affect our day-to-day operations. These apply to us because we gather and use personal non-public information to underwrite insurance and process claims. We also are subject to other federal laws, such as the Terrorism Risk Insurance Act (TRIA), anti-money laundering statute (AML), and the rules and regulations of the Office of Foreign Assets Control (OFAC).

Title V of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank) created the Federal Insurance Office to monitor the insurance industry and gather information to identify issues or gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry of the United States financial system, and to recommend to the Financial Stability Oversight counsel that it designate an insurer as a systemically significant entity requiring additional supervision by the Federal Reserve Board. Although rules have not yet been proposed or implemented to govern the determination that a non-bank financial company, such as an insurance company, presents systemic risk, we do not expect such rules, when adopted, to result in federal oversight of our operations as a systemically significant entity.

We do not expect to have any material effects on our expenditures, earnings or competitive position as a result of compliance with any federal, state, or local provisions enacted or adopted relating to the protection of the environment. We currently do not have any material estimated capital expenditures for environmental control facilities.

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

The following discussion should be viewed as a starting point for understanding the significant risks we face. It is not a definitive summary of their potential impacts or of our strategies to manage and control the risks. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Page 36, for a discussion of those strategies.

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

Certain events or conditions could diminish our agents’ desire to produce business for us and the competitive advantage that our independent agencies enjoy, including:

•
Downgrade of the financial strength ratings of our insurance subsidiaries. We believe our strong insurer financial strength ratings, in particular the A+ (Superior) rating from A.M. Best for our standard market property casualty insurance subsidiaries, are an important competitive advantage. Ratings agencies could change or expand their requirements. If our property casualty ratings were to be downgraded, our agents might find it more difficult to market our products or might choose to emphasize the products of other carriers. See Item 1, Our Business and Our Strategy, Page 3, for additional discussion of our financial strength ratings.

•
Concerns that doing business with us is difficult or not profitable, perceptions that our level of service is no longer a distinguishing characteristic in the marketplace, perceptions that our products do not meet the needs of our agents’ clients or perceptions that our business practices are not compatible with agents’ business models.

•
Delays in the development, implementation, performance and benefits of technology projects and enhancements or independent agent perceptions that our technology solutions are inadequate to match their needs.

A reduction in the number of independent agencies marketing our products, the failure of agencies to successfully market our products or pay their accounts due to us, changes in the strategy or operations of agencies or the choice of agencies to reduce their writings of our products could affect our results of operations if we were unable to replace them with agencies that produce adequate and profitable premiums.

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

We could experience an unusually high level of losses due to catastrophic, terrorism or pandemic events or risk concentrations.

In the normal course of our business, we provide coverage against perils for which estimates of losses are highly uncertain, in particular catastrophic and terrorism events. Catastrophes can be caused by a number of events, including hurricanes, tornadoes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Due to the nature of these events, we are unable to predict precisely the frequency or potential cost of catastrophe occurrences. Various scientists and other experts believe that changing climate conditions have added to the unpredictability, frequency and severity of such natural disasters in certain parts of the world and have created additional uncertainty as to future trends and exposures. We cannot predict the impact that changing climate conditions may have on our results of operations nor can we predict how any legal, regulatory or social responses to concerns about climate change may impact our business.

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

The occurrence of terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. While we do insure terrorism risk in all areas we serve, we have identified our major terrorism exposure as general commercial risks in the metropolitan Chicago area, small co-op utilities, small shopping malls and small colleges throughout our 39 active states and, because of the number of associates located there, our Fairfield headquarters. Additionally, our life insurance subsidiary could be adversely affected in the event of a terrorist event or an epidemic such as the avian or swine flu, particularly if the epidemic were to affect a broad range of the population beyond just the very young or the very old. Our associate health plan is self-funded and could similarly be affected.

Our results of operations would be adversely affected if the level of losses we experience over a period of time were to exceed our actuarially determined expectations. In addition, our financial condition may be adversely affected if we were required to sell securities prior to maturity or at unfavorable prices to pay an unusually high level of loss and loss expenses. Securities pricing might be even less favorable if a number of insurance or other companies and other investors needed to sell securities during a short period of time because of unusually high losses from catastrophic events.

Our geographic concentration ties our performance to business, economic, environmental and regulatory conditions in certain states. We market our standard market property casualty insurance products in 39 states, but our business is concentrated in the Midwest and Southeast. We also have exposure in states where we do not actively market insurance when clients of our independent agencies have businesses or properties in multiple states.

The Cincinnati Insurance Company also participates in three assumed reinsurance treaties with two reinsurers that spread the risk of very high catastrophe losses among many insurers. In 2010, the largest treaty had exposure of up to $7 million of assumed losses in three layers, from $1.0 billion to $1.7 billion, from a single event under an assumed reinsurance treaty for Munich Re Group. Amounts related to the other two treaties are immaterial.

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

We invest premiums received from policyholders and other available cash to generate investment income and capital appreciation, while also maintaining sufficient liquidity to pay covered claims and operating expenses, service our debt obligations and pay dividends.

Investment income is an important component of our revenues and net income. The ability to increase investment income and generate longer-term growth in book value is affected by factors beyond our control, such as inflation; economic growth; interest rates; world political conditions; changes in laws and regulations; terrorism attacks or threats; adverse events affecting other companies in our industry or the industries in which we invest; market events leading to credit constriction; and other widespread unpredictable events. These events may adversely affect the economy generally and could cause our investment income or the value of securities we own to decrease. A significant decline in our investment income could have an adverse effect on our net income, and thereby on our shareholders’ equity and our policyholders’ surplus. For example, a significant increase in the general level of interest rates could lead to falling bond values. For more detailed discussion of risks associated with our investments, please refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Page 93.

We issue life contracts with guaranteed minimum returns, referred to as bank-owned life insurance contracts (BOLIs). BOLI investment assets must meet certain criteria established by the regulatory authorities in the jurisdiction for which the group contract holder is subject. Therefore, sales of investments may be mandated to maintain compliance with these regulations, possibly requiring gains or losses to be recorded. We could experience losses if the assets in the accounts were less than liabilities at the time of maturity or termination. We discuss other risks associated with our separate account BOLIs in Item 7, Critical Accounting Estimates, Separate Accounts, Page 47.

Our investment performance also could suffer because of the types of investments, industry groups and/or individual securities in which we choose to invest. Market value changes related to these choices could cause a material change in our financial condition or results of operations.

At year-end 2010, common stock holdings made up 25.5 percent of our invested assets. Adverse news or events affecting the global or U.S. economy or the equity markets could affect our net income, book value and overall results, as well as our ability to pay our common stock dividend. See Item 7, Investments Results of Operations, Page 75, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Page 93, for discussion of our investment activities.

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

To properly price our products, we must collect, properly analyze and use data to make decisions and take appropriate action; the data must be sufficient, reliable and accessible; we need to develop appropriate rating methodologies and formulae; and we may need to identify and respond to trends quickly. Inflation trends, especially outside of historical norms, may make it more difficult to determine adequate pricing. If rates are not accurate, we may not generate enough premiums to offset losses and expenses or we may not be competitive in the marketplace.

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

The insurance industry is cyclical and intensely competitive. From time to time, the insurance industry goes through prolonged periods of intense competition during which it is more difficult to attract new business, retain existing business and maintain profitability. Competition in our insurance business is based on many factors, including:

•	Competitiveness of premiums charged

•	Relationships among carriers, agents, brokers and policyholders

•	Underwriting and pricing methodologies that allow insurers to identify and flexibly price risks

•	Compensation provided to agents

•	Underwriting discipline

•	Terms and conditions of insurance coverage

•	Speed with which products are brought to market

•	Product and marketing innovations, including advertising

•	Technological competence and innovation

•	Ability to control expenses

•	Adequacy of financial strength ratings by independent ratings agencies such as A.M. Best

•	Quality of services provided to agents and policyholders

•	Claims satisfaction and reputation

If our pricing were incorrect or we were unable to compete effectively because of one or more of these factors, our premium writings could decline and our results of operations and financial condition could be materially adversely affected.

Please see the discussion of our Commercial Lines, Personal Lines, Excess and Surplus Lines and Life Insurance Segments in Item 1, Page 12, Page 15 and Page 16, for a discussion of our competitive position in the insurance marketplace.

Our loss reserves, our largest liability, are based on estimates and could be inadequate to cover our actual losses.

Our consolidated financial statements are prepared using GAAP. These principles require us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates. For a discussion of the significant accounting policies we use to prepare our financial statements and the material implications of uncertainties associated with the methods, assumptions and estimates underlying our critical accounting policies, please refer to Item 8, Note 1 of the Consolidated Financial Statements, Page 105, and Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves and Life Insurance Policy Reserves, Page 41 and Page 44.

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

Unforeseen losses, the type and magnitude of which we cannot predict, may emerge in the future. These additional losses could arise from changes in the legal environment, laws and regulations, climate change, catastrophic events, increases in loss severity or frequency, or other causes. Such future losses could be substantial. Inflationary scenarios may cause the cost of claims, especially medical claims, to rise, impacting reserve adequacy and our results of operations.

Our ability to obtain or collect on our reinsurance protection could affect our business, financial condition, results of operations and cash flows.

We buy property casualty and life reinsurance coverage to mitigate the liquidity risk and earnings volatility risk of an unexpected rise in claims severity or frequency from catastrophic events or a single large loss. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. If we were unable to obtain reinsurance on acceptable terms and in appropriate amounts, our business and financial condition could be adversely affected.

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

We participated in USAIG, a joint underwriting association of individual insurance companies that collectively functions as a worldwide insurance market for all types of aviation and aerospace accounts. Our participation was terminated after policy year 2002. At year-end 2010, 19 percent, or $110 million, of our total reinsurance receivables were related to USAIG, primarily for events of September 11, 2001, offset by $118 million of amounts ceded to other pool participants and reinsurers. If the pool participants and reinsurers were unable to fulfill their financial obligations and all security collateral that supports the participants’ obligations became worthless, we could be liable for an additional pool liability of $230 million and our financial position and results of operations could be materially affected. Currently all pool participants and reinsurers are financially solvent.

Please see Item 7, 2011 Reinsurance Programs, Page 90, for a discussion of our reinsurance treaties.

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

The effects of changes in industry practices, laws and regulations on our business are uncertain.

As industry practices and legal, judicial, legislative, regulatory, political, social and other environmental conditions change, unexpected and unintended issues related to insurance pricing, claims and coverage, may emerge. These issues may adversely affect our business by impeding our ability to obtain adequate rates for covered risks, extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, unforeseeable emerging and latent claim and coverage issues may not become apparent until sometime after we have issued the insurance policies that could be affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued.

We are required to adopt new or revised accounting standards issued by recognized authoritative organizations, including the Financial Accounting Standards Board and the SEC. Future changes required to be adopted could change the current accounting treatment that we apply and could result in material adverse effects on our results of operations and financial condition.

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

Federal laws and regulations, including those that may be enacted in the wake of the financial and credit crises, may have adverse affects on our business, potentially including a change from a state-based system of regulation to a system of federal regulation, the repeal of the McCarran Ferguson Act, and/or measures under the Dodd-Frank Act that establish the Federal Insurance Office and provide for a determination that a non-bank financial company presents systemic risk and therefore should be subject to heightened supervision by the Federal Reserve Board. Adoption or implementation of any of these measures may restrict our ability to conduct our insurance business, govern our corporate affairs or increase our cost of doing business.

The effects of such changes could adversely affect our results of operations. Please see Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves and Life Insurance Policy Reserves, Page 41 and Page 44, for a discussion of our reserving practices.

Managing technology initiatives and meeting new data security requirements are significant challenges.

While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present short-term cost, and also have implementation and operational risks. In addition, we may have inaccurate expense projections, implementation schedules or expectations regarding the effectiveness and user acceptance of the end product. These issues could escalate over time. If we were unable to find and retain employees with key technical knowledge, our ability to develop and deploy key technology solutions could be hampered.

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

Please see Item 1, Strategic Initiatives, Page 9 for a discussion of our technology initiatives.

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

Please see Item 1, Regulation, Page 22, and Item 8, Note 9 of the Consolidated Financial Statements, Page 118, for discussion of insurance holding company dividend regulations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Cincinnati Financial Corporation owns our headquarters building located on 100 acres of land in Fairfield, Ohio. This building has approximately 1,508,200 total square feet of available space. The property, including land, is carried in our financial statements at $159 million as of December 31, 2010, and is classified as land, building and equipment, net, for company use. John J. & Thomas R. Schiff & Co. Inc., a related party, occupies approximately 6,750 square feet (less than 1 percent).

Cincinnati Financial Corporation also owns the Fairfield Executive Center, which is located on the northwest corner of our headquarters property. This four-story office building has approximately 124,000 square feet of available space. The property is carried in the financial statements at $5 million as of December 31, 2010, and is classified as an other invested asset. Unaffiliated tenants occupy approximately 5 percent. All unoccupied space is currently available for lease.

The Cincinnati Insurance Company owns a building used for business continuity, with approximately 48,000 square feet of available space, located approximately six miles from our headquarters. The property, including land, is carried on our financial statements at $11 million as of December 31, 2010, and is classified as land, building and equipment, net, for company use.

Item 3.	Legal Proceedings

Neither the company nor any of our subsidiaries is involved in any material litigation other than ordinary, routine litigation incidental to the nature of its business.

Item 4.	(Removed and Reserved)

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Cincinnati Financial Corporation had approximately 13,000 shareholders of record as of December 31, 2010. This number does not represent the total number of shareholders because some shares are beneficially held in “street name” by brokers and others on behalf of individual owners of our shares. Many of our independent agent representatives and most of the 4,060 associates of our subsidiaries own the company’s common stock.

Our common shares are traded under the symbol CINF on the Nasdaq Global Select Market.

(Source: Nasdaq Global Select Market)	2010				2009
Quarter:	1st	2nd	3rd	4th	1st	2nd	3rd	4th
High	$29.65	$30.38	$29.39	$32.27	$29.66	$26.94	$26.31	$26.89
Low	25.50	25.65	25.25	28.68	17.84	21.40	21.30	25.05
Period-end close	28.91	25.87	28.82	31.69	22.87	22.35	25.99	26.24
Cash dividends declared	0.395	0.395	0.40	0.40	0.39	0.39	0.395	0.395

We discuss the factors that affect our ability to pay cash dividends and repurchase shares in Item 7, Liquidity and Capital Resources, Page 78. One factor we address is regulatory restrictions on the dividends our insurance subsidiary can pay to the parent company, which also is discussed in Item 8, Note 9 of the Consolidated Financial Statements, Page 118.

The following summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights at December 31, 2010	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) at December 31, 2010
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,689,800	$36.59	5,980,147
Equity compensation plans not approved by security holders	-	-	-
Total	9,689,800	$36.59	5,980,147

The number of securities remaining available for future issuance includes: 5,627,553 shares available for issuance under the Cincinnati Financial Corporation 2006 Stock Compensation Plan, which can be issued as stock options, service-based, or performance-based restricted stock units, stock appreciation rights or other equity-based grants; 83,904 shares of stock options available for issuance under the Cincinnati Financial Corporation Stock Option Plan VII and 268,690 shares available for issuance of share grants under the Director’s Stock Plan of 2009. Additional information about stock-based associate compensation granted under our equity compensation plans is available in Item 8, Note 17 of the Consolidated Financial Statements, Page 125.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2010	0	$0.00	0	9,044,097
February 1-28, 2010	0	0.00	0	9,044,097
March 1-31, 2010	0	0.00	0	9,044,097
April 1-30, 2010	0	0.00	0	9,044,097
May 1-31, 2010	332,748	26.49	332,748	8,711,349
June 1-30, 2010	45,000	26.49	45,000	8,666,349
July 1-31, 2010	0	0.00	0	8,666,349
August 1-31, 2010	0	0.00	0	8,666,349
September 1-30, 2010	0	0.00	0	8,666,349
October 1-31, 2010	0	0.00	0	8,666,349
November 1-30, 2010	0	0.00	0	8,666,349
December 1-31, 2010	0	0.00	0	8,666,349
Totals	377,748	26.49	377,748

We did not sell any of our shares that were not registered under the Securities Act during 2010. The board of directors has authorized share repurchases since 1996. Purchases are expected to be made generally through open market transactions. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to U.S. Securities and Exchange Commission (SEC) regulations. During 2010, we repurchased 377,748 shares at an average cost of $26.49 per share.

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

Cumulative Total Return

As depicted in the graph below, the five–year total return on a $100 investment made December 31, 2005, assuming the reinvestment of all dividends, was a negative 10.3 percent for Cincinnati Financial Corporation’s common stock compared with a negative 12.9 percent for the Standard & Poor’s Composite 1500 Property & Casualty Insurance Index and a 12.0 percent return for the Standard & Poor’s 500 Index.

The Standard & Poor’s Composite 1500 Property & Casualty Insurance Index includes 25 companies: Ace Ltd., Allstate Corporation, Amerisafe Inc., W. R. Berkley Corporation, Berkshire Hathaway, Chubb Corporation, Cincinnati Financial Corporation, Employers Holdings Inc., Fidelity National Financial Inc., First American Financial Corporation, Hanover Insurance Group Inc., Infinity Property & Casualty Corporation, Mercury General Corporation, Navigators Group Inc., Old Republic International Corporation, Proassurance Corporation, Progressive Corporation, RLI Corporation, Safety Insurance Group Inc., Selective Insurance Group Inc., Stewart Information Services, Tower Group Inc., Travelers Companies Inc., United Fire & Casualty Company and XL Capital Ltd.

The Standard & Poor’s 500 Index includes a representative sample of 500 leading companies in a cross section of industries of the U.S. economy. Although this index focuses on the large capitalization segment of the market, it is widely viewed as a proxy for the total market.

Item 6.	Selected Financial Data

(In millions except per share data)	Years ended December 31,
	2010	2009	2008		2007
Consolidated Income Statement Data
Earned premiums	$3,082	$3,054	$3,136		$3,250
Investment income, net of expenses	518	501	537		608
Realized investment gains and losses*	159	336	138		382
Total revenues	3,772	3,903	3,824		4,259
Net income	377	432	429		855
Net income per common share:
Basic	$2.32	$2.66	$2.63		$5.01
Diluted	2.31	2.65	2.62		4.97
Cash dividends per common share:
Declared	1.59	1.57	1.56		1.42
Paid	1.585	1.565	1.525		1.40
Shares Outstanding
Weighted average, diluted	163	163	163		172
Consolidated Balance Sheet Data
Invested assets	$11,508	$10,643	$8,890		$12,261
Deferred policy acquisition costs	488	481	509		461
Total assets	15,095	14,440	13,369		16,637
Gross loss and loss expense reserves	4,200	4,142	4,086		3,967
Life policy reserves	2,034	1,783	1,551		1,478
Long-term debt	790	790	791		791
Shareholders' equity	5,032	4,760	4,182		5,929
Book value per share	30.91	29.25	25.75		35.70
Value creation ratio	11.1%	19.7%	(23.5	) %	(5.7	) %
Consolidated Property Casualty Operations
Earned premiums	$2,924	$2,911	$3,010		$3,125
Unearned premiums	1,551	1,507	1,542		1,562
Gross loss and loss expense reserves	4,137	4,096	4,040		3,925
Investment income, net of expenses	348	336	350		393
Loss ratio	56.5%	58.6%	57.7%		46.6%
Loss expense ratio	12.4	13.1	10.6		12.0
Underwriting expense ratio	32.8	32.8	32.3		31.7
Combined ratio	101.7%	104.5%	100.6%		90.3%
Per share data adjusted to reflect all stock splits and dividends prior to December 31, 2010.

*
Realized investment gains and losses are integral to our financial results over the long term, but our substantial discretion in the timing of investment sales may cause this value to fluctuate substantially. Also, applicable accounting standards require us to recognize gains and losses from certain changes in fair values of securities and embedded derivatives without actual realization of those gains and losses. We discuss realized investment gains for the past three years in Item 7, Investments Results of Operations, Page 75.

2006	2005	2004	2003	2002		2001	2000

$3,278	$3,164	$3,020	$2,748	$2,478		$2,152	$1,907
570	526	492	465	445		421	415
684	61	91	(41)	(94)		(25)	(2)
4,550	3,767	3,614	3,181	2,843		2,561	2,331
930	602	584	374	238		193	118

$5.36	$3.44	$3.30	$2.11	$1.33		$1.10	$0.67
5.30	3.40	3.28	2.10	1.32		1.07	0.67

1.34	1.205	1.04	0.90	0.81		0.76	0.69
1.31	1.162	1.02	0.89	0.80		0.74	0.67

175	177	178	178	180		179	181

$13,759	$12,702	$12,677	$12,485	$11,226		$11,534	$11,276
453	429	400	372	343		286	259
17,222	16,003	16,107	15,509	14,122		13,964	13,274
3,896	3,661	3,549	3,415	3,176		2,887	2,473
1,409	1,343	1,194	1,025	917		724	641
791	791	791	420	420		426	449
6,808	6,086	6,249	6,204	5,598		5,998	5,995
39.38	34.88	35.60	35.10	31.43		33.62	33.80
16.7%	1.4%	4.4%	14.5%	(4.1	) %	1.7%	13.6

$3,164	$3,058	$2,919	$2,653	$2,391		$2,073	$1,828
1,576	1,557	1,537	1,444	1,317		1,060	920
3,860	3,629	3,514	3,386	3,150		2,894	2,416
367	338	289	245	234		223	223
51.9%	49.2%	49.8%	56.1%	61.5%		66.6%	71.1
11.6	10.0	10.3	11.6	11.4		10.1	11.3
30.8	30.0	29.7	27.0	26.8		28.2	30.4
94.3%	89.2%	89.8%	94.7%	99.7%		104.9%	112.8

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The purpose of Management’s Discussion and Analysis is to provide an understanding of Cincinnati Financial Corporation’s consolidated results of operations and financial condition. Our Management’s Discussion and Analysis should be read in conjunction with Item 6, Selected Financial Data, Pages 34 and 35, and Item 8, Consolidated Financial Statements and related Notes, beginning on Page 105. We present per share data on a diluted basis unless otherwise noted, adjusting those amounts for all stock splits and stock dividends.

We begin with an executive summary of our results of operations and outlook, as well as details on critical accounting policies and estimates. Periodically, we refer to estimated industry data so that we can give information on our performance within the context of the overall insurance industry. Unless otherwise noted, the industry data is prepared by A.M. Best, a leading insurance industry statistical, analytical and financial strength rating organization. Information from A.M. Best is presented on a statutory accounting basis. When we provide our results on a comparable statutory accounting basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

Executive Summary

Through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2009 written premium volume for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies in 39 states as discussed in Item 1, Our Business and Our Strategy, Page 3.

Although recent years have been difficult for our economy, our industry and our company, our long-term perspective lets us address the immediate challenges while focusing on the major decisions that best position the company for success through all market cycles. We believe that this forward-looking view has consistently benefited our shareholders, agents, policyholders and associates.

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

	One	Three-year	Five-year
	year	% average	% average
Value creation ratio
as of December 31, 2010	11.1%	2.4%	3.7%
as of December 31, 2009	19.7	(3.2)	1.7
as of December 31, 2008	(23.5)	(4.2)	(1.3)

When looking at our longer-term objectives, we see three performance drivers:

•
Premium growth – We believe over any five-year period our agency relationships and initiatives can lead to a property casualty written premium growth rate that exceeds the industry average. The compound annual growth rate of our net written premiums was negative 0.7 percent over the five-year period 2006 through 2010, slightly lower than the negative 0.5 percent estimated growth rate for the property casualty insurance industry.

•
Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently below 100 percent. Our GAAP combined ratio has averaged 98.3 percent over the five-year period 2006 through 2010. Our combined ratio was below 100 percent in 2006 and 2007, but was above 100 percent for 2008 through 2010, when we averaged 102.3 percent, including an average catastrophe loss ratio that was 2.1 percentage points higher than the average for the 10-year period prior to 2008. Performance as measured by the combined ratio is discussed in Consolidated Property Casualty Insurance Results of Operations, Page 49 . Our statutory combined ratio averaged 98.2 percent over the five-year period 2006 through 2010 compared with an estimated 99.5 percent for the property casualty industry.

•
Investment contribution - We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index.

o
Investment income growth, on a before-tax basis, declined at a compound annual rate of 0.3 percent over the five-year period 2006 through 2010. It grew in each year except 2008 and 2009, when we experienced a dramatic reduction in dividend payouts by financial services companies held in our equity portfolio, a risk we addressed aggressively during 2008, completing that effort in early 2009.

o
Over the five years ended December 31, 2010, our compound annual equity portfolio return was a negative 3.0 percent compared with a compound annual total return of 2.3 percent for the Index. Our equity portfolio underperformed the market for the five-year period primarily because of the 2008 decline in the market value of our previously large holdings in the financial services sector. For the year 2010, our compound annual equity portfolio return was 11.0 percent, compared with 15.1 percent for the Index, as the broad market rally did not favor the higher quality, dividend-paying stocks we prefer.

The board of directors is committed to rewarding shareholders directly through cash dividends and through authorizing share repurchases. The board also has periodically declared stock dividends and splits. Through 2010, the company has increased the indicated annual cash dividend rate for 50 consecutive years, a record we believe is matched by only 10 other publicly traded companies. The board regularly evaluates relevant factors in dividend-related decisions, and the increase reflects confidence in our strong capital, liquidity and financial flexibility, as well as progress through our initiatives to improve earnings performance. We discuss our financial position in more detail in Liquidity and Capital Resources, Page 78 .

Strategic Initiatives Highlights

Management has worked to identify a strategy that can lead to long-term success, with concurrence by the board of directors. Our strategy is intended to position us to compete successfully in the markets we have targeted while appropriately managing risk. We discuss our long-term, proven strategy in Item 1, Our Business and Our Strategy, Page 3. We believe successful implementation of initiatives that support our strategy will help us better serve our agent customers and reduce volatility in our financial results while we also grow earnings and book value over the long-term, successfully navigating challenging economic, market or industry pricing cycles.

•
Improve insurance profitability – Implementation of these initiatives is intended to improve pricing capabilities for our property casualty business, increasing our ability to manage our business while also enhancing our efficiency. Improved pricing capabilities through the use of technology and analytics can lead to better profit margins. Improved planning for growth and profitability plans can enhance our ability to achieve objectives at all levels in the organization. Improved internal processes with additional performance metrics can help us be more efficient and effective. These initiatives also support the ability of the agencies that represent us to grow profitably by allowing them to serve clients faster and to more efficiently manage agency expenses.

•
Drive premium growth – Implementation of these initiatives is intended to further penetrate each market we serve through our independent agency network. Strategies aimed at specific market opportunities, along with service enhancements, can help our agents grow and increase our share of their business. Diversified growth also may reduce variability of losses from weather-related catastrophes.

We discuss these strategic initiatives, along with related metrics to assess progress, in Item 1, Strategic Initiatives, Page 9 ,

Factors Influencing Our Future Performance

In 2010, our value creation ratio of 11.1 percent was slightly below our target annual average of 12 percent to 15 percent for the period 2010 through 2014. In 2009, the ratio exceeded our target and in 2008, it was below our target, as discussed in the review of our financial highlights below. For the year 2011, we believe our value creation ratio may be below our long-term target for several reasons.

•
The rally in financial markets during 2009 and 2010 had a highly favorable impact on our value creation ratio, offsetting much of the unfavorable impact of the sharp decline in financial markets during 2008. Should financial markets decline during 2011, which could occur as part of typical market volatility patterns, the related component of our 2011 value creation ratio could also register a weak or negative result.

•
Lingering effects of soft insurance market pricing are expected to affect growth rates and earned premium levels into 2011 and for some time into the future, depending on insurance market conditions. Current conditions continue to weaken loss ratios and hamper near-term profitability. Economic factors, including inflation, may increase our claims and settlement expenses related to medical care, litigation and construction.

•
The slowly recovering economy is expected to continue to affect policyholders by minimizing growth in value of their business and personal insurable assets. Until the economy significantly strengthens, we may experience only modest premium growth for the property casualty industry or our commercial lines segment, which represented approximately 73 percent of our 2010 property casualty net written premiums. Property casualty written premium growth also may lag as some of our growth initiatives require more time to reach their full contribution.

•
We will incur the cost of continued investment in our business, including technology, recent entry in new states and process initiatives to create long-term value. In addition, we will not see the full advantage of many of these investments for several years.

Our view of the value we can create over the next five years relies on two assumptions about the external environment. First, we anticipate some firming of commercial insurance pricing by the end of 2011. Second, we assume that the economy can continue on a growth track during 2011. If those assumptions prove to be inaccurate, we may not be able to achieve our performance targets even if we accomplish our strategic objectives.

Other factors that could influence our ability to achieve our target include:

•
We expect the insurance marketplace to remain competitive, which is likely to cause carriers to pursue strategies that they believe could lead to economies of scale, market share gains or the potential for an improved competitive posture.

•
We expect the independent insurance agency system to remain strong and viable, with continued agency consolidation, especially as agency margins come under more pressure due to soft pricing and the difficult economic environment. The soft commercial market that has extended into 2011 creates additional risk for agencies. We expect the soft market to continue for much of 2011, or perhaps longer, particularly in non-catastrophe-event-prone states and lines of business, absent a significant event or events.

•
We expect initiatives that make it easier for agents to do business with us will continue to be a significant factor in agency relationships, with technology being a major driver. Policyholders will increasingly demand online services and access from agents or carriers.

We discuss in our Item 1A, Risk Factors, Page 24, many potential risks to our business and our ability to achieve our qualitative and quantitative objectives. These are real risks, but their probability of occurring may not be high. We also believe that our risk management programs generally could mitigate their potential effects, in the event they would occur. We continue to study emerging risks, including climate change risk and its potential financial effects on our results of operation and those we insure. These effects include deterioration in credit quality of our municipal or corporate bond portfolios and increased losses without sufficient corresponding increases in premiums. As with any risk, we seek to identify the extent of the risk exposure and possible actions to mitigate potential negative effects of risk, at an enterprise level.

We have formal risk management programs overseen by a senior officer and supported by a team of representatives from business areas. The team provides reports to our chairman, our president and chief executive officer and our board of directors, as appropriate, on risk assessments, risk metrics and risk plans. Our use of operational audits, strategic plans and departmental business plans, as well as our culture of open communications and our fundamental respect for our Code of Conduct, continue to help us manage risks on an ongoing basis.

Below we review highlights of our financial results for the past three years. Detailed discussion of these topics appears in Results of Operations, Page 48, and Liquidity and Capital Resources, Page 78.

Corporate Financial Highlights

The value creation ratio discussed in the Executive Summary, Page 36, was 11.1 percent in 2010, 19.7 percent in 2009 and negative 23.5 percent in 2008. The book value per share growth component of the value creation ratio was 5.7 percent during 2010 and 13.6 percent during 2009, largely reflecting improved valuation of our investment portfolio in addition to earnings. In 2008, a decline in unrealized gains on our investment portfolio was the most significant factor in the 27.9 percent decline in book value. Net income declined 13 percent in 2010 after growing 1 percent in 2009, reflecting lower realized investment gains. In 2008, net income was down 47 percent. Cash dividends declared per share rose approximately 1 percent in 2010, 1 percent in 2009 and 10 percent in 2008.

Balance Sheet Data

(Dollars in millions except share data)	At December 31,	At December 31,
	2010	2009
Balance sheet data
Invested assets	$11,508	$10,643
Total assets	15,095	14,440
Short-term debt	49	49
Long-term debt	790	790
Shareholders' equity	5,032	4,760
Book value per share	30.91	29.25
Debt-to-total-capital ratio	14.3%	15.0%

Invested assets grew significantly during both 2010 and 2009 primarily due to strong performance in the financial markets, reversing the trend of 2008 from lower fair values for portfolio investments, largely due to economic factors. Entering 2011, the portfolio continues to be well-diversified and we believe it is well-positioned to withstand short-term fluctuations. We discuss our investment strategy in Item 1, Investments Segment, Page 19, and results for the segment in Investment Results of Operations, Page 75.

Our ratio of debt to total capital (debt plus shareholders’ equity) decreased in both 2010 and 2009 and is comfortably within our target range.

Income Statement and Per Share Data

(Dollars in millions except share data)	Twelve months ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %
Income statement data
Earned premiums	$3,082	$3,054	$3,136	1	(3)
Investment income, net of expenses (pretax)	518	501	537	3	(7)
Realized investment gains and losses (pretax)	159	336	138	(53)	143
Total revenues	3,772	3,903	3,824	(3)	2
Net income	377	432	429	(13)	1
Per share data
Net income - diluted	$2.31	$2.65	$2.62	(13)	1
Cash dividends declared	1.59	1.57	1.56	1	1

Weighted average shares outstanding	163,274,491	162,866,863	163,362,409	0	0

Net income in 2010 was $55 million or 13 percent lower than in 2009, due primarily to the after-tax effects of net realized investment gains that were $114 million lower, partially offset by a $53 million improvement from property casualty underwriting results plus $9 million growth in investment income. Net income increased $3 million in 2009, reflecting the after-tax net effect of three major contributing items: a $132 million increase from net realized investment gains, partially offset by a $48 million decrease from investment income and a $74 million decrease from property casualty underwriting results.

Weighted average shares outstanding may fluctuate from period to period due to repurchases of shares under board authorizations or issuance of shares through equity compensation plans. Weighted average shares outstanding on a diluted basis increased by less than 1 million in 2010, after declining by less than 1 million in 2009 and by 9 million in 2008.

As discussed in Investment Results of Operations, Page 75, security sales led to realized investment gains in all three years, although 2008 gains were tempered by $510 million in other-than-temporary impairment (OTTI) charges. Realized investment gains and losses are integral to our financial results over the long term. We have substantial discretion in the timing of investment sales and, therefore, the gains or losses that are recognized in any period. That discretion generally is independent of the insurance underwriting process. Also, applicable accounting standards require us to recognize gains and losses from certain changes in fair values of securities and for securities with embedded derivatives without actual realization of those gains and losses.

Higher interest income drove 3 percent growth in 2010 pretax investment income. Lower income from common stock dividends led to a 7 percent decline in 2009 pretax net investment income, improving on a 12 percent decline for 2008, which was the first decline for this measure in company history. The primary reason for the decline was dividend reductions by common and preferred holdings, including reductions during the year on positions sold or reduced.

Contribution from Insurance Operations

(Dollars in millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %
Consolidated property casualty highlights
Net written premiums	$2,963	$2,911	$3,010	2	(3)
Earned premiums	2,924	2,911	3,010	0	(3)
Underwriting loss	(47)	(128)	(16)	63	nm

				Pt. Change	Pt. Change
GAAP combined ratio	101.7%	104.5%	100.6%	(2.8)	3.9
Statutory combined ratio	101.8	104.4	100.4	(2.6)	4.0
Written premium to statutory surplus	0.8	0.8	0.9	0.0	(0.1)

Property casualty written premiums grew 2 percent in 2010, reversing the trend of 3 percent declines in both 2009 and 2008. Earned premiums also reversed the prior year trend, growing slightly in 2010. Trends and related factors discussed in Commercial Lines, Personal Lines and Excess and Surplus Lines Insurance Results of Operations, beginning on Page 54, Page 64 and Page 70, respectively.

Our property casualty insurance operations reported an underwriting loss in each of the last three years, but the amount of loss in 2010 was less than half that of 2009. We measure property casualty underwriting profitability primarily by the combined ratio. Our combined ratio measures the percentage of each earned premium dollar spent on claims plus all expenses related to our property casualty operations. A lower ratio indicates more favorable results and better underlying performance. Our combined ratio was over 100 percent in each of the last three years. Initiatives to improve our combined ratio are discussed in Item 1, Strategic Initiatives, Page 9. In 2010, 2009 and 2008, favorable development on reserves for claims that occurred in prior accident years helped offset other incurred loss and loss expenses. Reserve development is discussed further in Property Casualty Loss and Loss Expense Obligations and Reserves, beginning on Page 82. Losses from weather-related catastrophes are another important item influencing the combined ratio and are discussed along with other factors in Commercial Lines, Personal Lines and Excess and Surplus Lines Insurance Results of Operations, beginning on Page 54, Page 64 and Page 70, respectively.

Our life insurance segment continued to provide a consistent source of profit. We discuss results for the segment in Life Insurance Results of Operations, Page 73. Investment income and realized investment gains from the life insurance investment portfolio are included in Investments segment results.

Critical Accounting Estimates

Cincinnati Financial Corporation’s financial statements are prepared using GAAP. These principles require management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates.

The significant accounting policies used in the preparation of the financial statements are discussed in Item 8, Note 1 of the Consolidated Financial Statements, Page 105 In conjunction with that discussion, material implications of uncertainties associated with the methods, assumptions and estimates underlying the company’s critical accounting policies are discussed below. The audit committee of the board of directors reviews the annual financial statements with management and the independent registered public accounting firm. These discussions cover the quality of earnings, review of reserves and accruals, reconsideration of the suitability of accounting principles, review of highly judgmental areas including critical accounting policies, audit adjustments and such other inquiries as may be appropriate.

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

For some lines of business that we write, a considerable and uncertain amount of time can elapse between the occurrence, reporting and payment of insured claims. The amount we will actually have to pay for such claims also can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. Gross loss and loss expense reserves were $4.137 billion at year-end 2010 compared with $4.096 billion at year-end 2009.

How Reserves Are Established

Our field claims representatives establish case reserves when claims are reported to the company to provide for our unpaid loss and loss expense obligation associated with individual claims. Field claims managers supervise and review all claims with case reserves less than $35,000. Experienced headquarters claims supervisors review individual case reserves greater than $35,000 that were established by field claims representatives. Headquarters claims managers also review case reserves greater than $100,000.

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

We also establish IBNR reserves to provide for all unpaid loss and loss expenses not accounted for by case reserves:

•
For weather events designated as catastrophes, we calculate IBNR reserves directly as a result of an estimated IBNR claim count and an estimated average claim amount for each event. Once case reserves are established for a weather event we reduce the IBNR reserves. Our claims department management coordinates the assessment of these events and prepares the related IBNR reserve estimates. Such an assessment involves a comprehensive analysis of the nature of the storm, of policyholder exposures within the affected geographic area and of available claims intelligence. Depending on the nature of the event, available claims intelligence could include surveys of field claims associates within the affected geographic area, feedback from a catastrophe claims team sent into the area, as well as data on claims reported as of the financial statement date. We generally use the catastrophe definition provided by Property Claims Service (PCS), a division of Insurance Services Office (ISO). PCS defines a catastrophe as an event that causes countrywide damage of $25 million or more in insured property losses and affects a significant number of policyholders and insureds.

•
For asbestos and environmental claims, we calculate IBNR reserves by deriving an actuarially based estimate of total unpaid loss and loss expenses. We then reduce the estimate by total case reserves. We discuss the reserve analysis that applies to asbestos and environmental reserves in Asbestos and Environmental Reserves, Page 84.

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

Our actuarial staff applies significant judgment in selecting models and estimating model parameters when preparing reserve analyses. In addition, unpaid loss and loss expenses are inherently uncertain as to timing and amount. Uncertainties relating to model appropriateness, parameter estimates and actual loss and loss expense amounts are referred to as model, parameter and process uncertainty, respectively. Our management and actuarial staff address these uncertainties in the reserving process in a variety of ways.

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

The table below provides standard errors and reserve ranges by property casualty line of business and in total for loss and loss expense reserves as well as the potential effects on our net income, assuming a 35 percent federal tax rate. Standard errors and reserve ranges for assorted groupings of these lines of business cannot be computed by simply adding the standard errors and reserve ranges of the component lines of business, since such an approach would ignore the effects of product diversification. See Range of Reasonable Reserves, Page 83, for more details on our total reserve range. While the table reflects our assessment of the most likely range within which each line's actual unpaid loss and loss expenses may fall, one or more lines' actual unpaid loss and loss expenses could nonetheless fall outside of the indicated ranges.

(In millions)	Net loss and loss expense range of reserves
	Carried	Low	High	Standard	Net income
	reserves	point	point	error	effect
At December 31, 2010
Total	$3,811	$3,571	$3,952

Commercial casualty	$1,644	$1,455	$1,781	$163	$106
Commercial property	155	136	176	20	13
Commercial auto	356	336	376	20	13
Workers' compensation	1,010	906	1,079	87	57
Personal auto	153	145	161	8	5
Homeowners	105	95	114	9	6

At December 31, 2009
Total	$3,661	$3,459	$3,774

Commercial casualty	$1,605	$1,459	$1,691	$116	$75
Commercial property	115	93	136	21	14
Commercial auto	374	355	393	19	12
Workers' compensation	975	887	1,035	74	48
Personal auto	154	146	161	8	5
Homeowners	89	80	98	9	6

If actual unpaid loss and loss expenses fall within these ranges, our cash flow and fixed maturity investments should provide sufficient liquidity to make the subsequent payments. To date, our cash flow has covered our loss and loss expense payments, and we have never had to sell investments to make these payments. If this were to become necessary, however, our fixed maturity investments should provide us with ample liquidity. At year-end 2010, consolidated fixed maturity investments exceeded total insurance reserves (including life policy reserves) by $2.149 billion.

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

Asset Impairment

Our fixed-maturity and equity investment portfolios are our largest assets. The company’s asset impairment committee continually monitors the holdings in these portfolios and all other assets for signs of other-than-temporary or permanent impairment. The committee monitors significant decreases in the fair value of invested assets, an accumulation of costs in excess of the amount originally expected to acquire or construct an asset, uncollectability of all receivable assets, or other factors such as bankruptcy, deterioration of creditworthiness, failure to pay interest or dividends, signs indicating that the carrying amount may not be recoverable, or changes in legal factors or in the business climate.

The application of our impairment policy resulted in OTTI charges that reduced our income before income taxes by $36 million in 2010, $131 million in 2009 and $510 million in 2008. Impairment charges are recorded for other-than-temporary declines in value, if, in the asset impairment committee’s judgment, the value is not expected to be recouped within a designated recovery period. OTTI losses represent non-cash charges to income and are reported as realized investment losses.

Our investment portfolio managers monitor their assigned portfolios. If a security is trading below book value, the portfolio managers undertake additional reviews. Such declines often occur in conjunction with events taking place in the overall economy and market, combined with events specific to the industry or operations of the issuing organization. Managers review quantitative measurements such as a declining trend in fair value, the extent of the fair value decline and the length of time the value of the security has been depressed, as well as qualitative measures such as pending events, credit ratings and issuer liquidity. We are even more proactive when these declines in valuation are greater than might be anticipated when viewed in the context of overall economic and market conditions. We provide information about valuation of our invested assets in Item 8, Note 2 of the Consolidated Financial Statements, Page 111.

All securities valued below 100 percent of book value are reported to the asset impairment committee for evaluation. Securities valued between 95 percent and 100 percent of book value are reviewed but not monitored separately by the committee.

When evaluating for OTTI, the committee considers the company’s intent and ability to retain a security for a period adequate to recover its cost. Because of the company's financial strength and other factors discussed below, management may not impair certain securities even when they are trading below book value.

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

For each of our equity securities in an unrealized loss position at December 31, 2010, we applied the objective quantitative and qualitative criteria of our invested asset impairment policy for OTTI. Our long-term equity investment philosophy, emphasizing companies with strong indications of paying and growing dividends, combined with our strong surplus, liquidity and cash flow, provide us the ability to hold these investments through what we believe to be slightly longer recovery periods occasioned by the recession and historic levels of market volatility. Based on the individual qualitative and quantitative factors, as discussed above, we evaluate and determine an expected recovery period for each security. A change in the condition of a security can warrant impairment before the expected recovery period. If the security has not recovered cost within the expected recovery period, the security is impaired.

Securities that have previously been impaired are evaluated based on their adjusted book value and written down further, if deemed appropriate. We provide detailed information about securities trading in a continuous loss position at year-end 2010 in Item 7A, Application of Asset Impairment Policy, Page 96. An other-than-temporary decline in the fair value of a security is recognized in net income as a realized investment loss.

Securities considered to have a temporary decline would be expected to recover their book value, which may be at maturity. Under the same accounting treatment as fair value gains, temporary declines (changes in the fair value of these securities) are reflected in shareholders’ equity on our balance sheet in accumulated other comprehensive income (AOCI), net of tax, and have no impact on net income.

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

Financial assets and liabilities recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as described in Item 8, Note 3, Fair Value Measurements, Page 114.

Level 1 and Level 2 Valuation Techniques

Over 99 percent of the $11.424 billion of securities in our investment portfolio measured at fair value are classified as Level 1 or Level 2. Financial assets that fall within Level 1 and Level 2 are priced according to observable data from identical or similar securities that have traded in the marketplace. Also within Level 2 are securities that are valued by outside services or brokers where we have evaluated the pricing methodology and determined that the inputs are observable.

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

Management ultimately determined the pricing for each Level 3 security that we considered to be the best exit price valuation. As of December 31, 2010, total Level 3 assets were less than 1 percent of our investment portfolio measured at fair value. Broker quotes are obtained for thinly traded securities that subsequently fall within the Level 3 hierarchy. We have generally obtained two non-binding quotes from brokers and, after evaluating, our investment professionals typically selected the lower quote as the fair value.

Employee Benefit Pension Plan

We have a defined benefit pension plan that was modified during 2008; refer to Item 8, Note 13 of the Consolidated Financial Statements, Page 121, for additional information. Contributions and pension costs are developed from annual actuarial valuations. These valuations involve key assumptions including discount rates, expected return on plan assets and compensation increase rates, which are updated annually. Any adjustments to these assumptions are based on considerations of current market conditions. Therefore, changes in the related pension costs or credits may occur in the future due to changes in assumptions.

Key assumptions used in developing the 2010 net pension obligation for our qualified plan were a 5.85 percent discount rate and rates of compensation increases ranging from 3.50 percent to 5.50 percent. Key assumptions used in developing the 2010 net pension expense for our qualified plan were a 6.10 percent discount rate, an 8.00 percent expected return on plan assets and rates of compensation increases ranging from 4.00 percent to 6.00 percent. See Note 13, Page 121 for additional information on assumptions.

In 2010, the net pension expense was $12 million. In 2011, we expect the net pension expense to be $13 million.

Holding all other assumptions constant, a 0.5 percentage-point decrease in the discount rate would decrease our 2011 income before income taxes by $1 million. A 0.5 percentage point decrease in the expected return on plan assets would decrease our 2011 income before income taxes by $1 million.

The fair value of the plan assets was $30 million less than the accumulated benefit obligation at year-end 2010 and $42 million less at year-end 2009. The fair value of the plan assets was $62 million less than the projected plan benefit obligation at year-end 2010 and $77 million less at year-end 2009. Market conditions and interest rates significantly affect future assets and liabilities of the pension plan. On February 1, 2011, we contributed $35 million to our qualified plan.

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

For property casualty policies, deferred acquisition costs are amortized over the terms of the policies. We assess recoverability of deferred acquisition costs at the segment level, consistent with the ways we acquire, service, manage and measure profitability. Our property casualty insurance operations consist of three segments, commercial lines, personal lines and excess and surplus lines. For life insurance policies, acquisition costs are amortized into income either over the premium-paying period of the policies or the life of the policy, depending on the policy type. We analyze our acquisition cost assumptions periodically to reflect actual experience; we evaluate our deferred acquisition cost for recoverability; and we regularly conduct reviews for potential premium deficiencies or loss recognition.

Contingent Commission Accrual

Another significant estimate relates to our accrual for property casualty contingent (profit-sharing) commissions. We base the contingent commission accrual estimate on property casualty underwriting results. Contingent commissions are paid to agencies using a formula that takes into account agency profitability, premium volume and other factors, such as prompt monthly payment of amounts due to the company. Due to the complexity of the calculation and the variety of factors that can affect contingent commissions for an individual agency, the amount accrued can differ from the actual contingent commissions paid. The contingent commission accrual of $77 million in 2010 contributed 2.6 percentage points to the property casualty combined ratio. If contingent commissions paid were to vary from that amount by 5 percent, it would affect 2011 net income by $3 million (after tax), or 2 cents per share, and the combined ratio by approximately 0.1 percentage points.

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

For our most significant separate account, written in 1999, realized gains and losses are retained in the separate account and are deferred and amortized to the contract holder over a five-year period, subject to certain limitations. Upon termination or maturity of this separate account contract, any unamortized deferred gains and/or losses will revert to the general account. In the event this separate account holder were to exchange the contract for the policy of another carrier in 2011, the account holder would not pay a surrender charge. The surrender charge is zero for 2011 and beyond.

At year-end 2010, net unamortized realized losses amounted to $2 million. In accordance with this separate account agreement, the investment assets must meet certain criteria established by the regulatory authorities to whose jurisdiction the group contract holder is subject. Therefore, sales of investments may be mandated to maintain compliance with these regulations, possibly requiring gains or losses to be recorded and charged to the general account. Potentially, losses could be material; however, unrealized losses are approximately $7 million before tax in the separate account portfolio, which had a book value of $583 million at year-end 2010.

Recent Accounting Pronouncements

Information about recent accounting pronouncements is provided in Item 8, Note 1 of the Consolidated Financial Statements, Page 105. We have determined that recent accounting pronouncements have not had nor are they expected to have any material impact on our consolidated financial statements.

Results of Operations

Consolidated financial results primarily reflect the results of our five reporting segments. These segments are defined based on financial information we use to evaluate performance and to determine the allocation of assets.

•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Excess and surplus lines property casualty insurance

•	Life insurance

•	Investments

We report as Other the non-investment operations of the parent company and its non-insurer subsidiary, CFC Investment Company.

We measure profit or loss for our commercial lines, personal lines and excess and surplus property casualty and life insurance segments based upon underwriting results (profit or loss), which represent net earned premium less loss and loss expenses and underwriting expenses on a pretax basis. We also frequently evaluate results for our consolidated property casualty insurance operations, which is the total of our commercial, personal, and excess and surplus insurance results. Underwriting results and segment pretax operating income are not substitutes for net income determined in accordance with GAAP.

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

The calculations of segment data are described in more detail in Item 8, Note 18 of the Consolidated Financial Statements, Page 127. The following sections review results of operations for each of the five segments. Commercial Lines Insurance Results of Operations begins on Page 54, Personal Lines Insurance Results of Operations begins on Page 64, Excess and Surplus Lines Insurance Results of Operations begins on Page 70, Life Insurance Results of Operations begins on Page 73, and Investment Results of Operations begins on Page 75. We begin with an overview of our consolidated property casualty operations.

Consolidated Property Casualty Insurance Results of Operations

Our consolidated property casualty operations grew earned premiums slightly in 2010 and lowered its underwriting loss, reversing the lower revenue and deteriorating profitability trends of 2008 and 2009. While soft market conditions persisted for commercial lines, our largest operating segment, several profit improvement and premium growth initiatives began to be evident in results for 2010.

In addition to the factors discussed in Commercial Lines, Personal Lines and Excess and Surplus Lines Insurance Results of Operations, beginning on Page 54, Page 64 and Page 70, respectively, overall growth and profitability for our consolidated property casualty insurance operations were affected by a number of common factors. Targeted growth, seeking to grow premiums where we believe profit margins are acceptable, has been an area of strategic focus in recent years. Development and use of enhanced technology has also been emphasized, helping us to grow premiums as agencies embrace greater ease of use of our policy administration software. Better technology also can improve efficiency for agencies and associates, helping to lower expenses. Careful expense management, spending more in areas of strategic importance and trimming costs in other areas, kept the 2010 expense ratio flat. Slightly lower losses from weather-related catastrophes and a slowly recovering economy also benefited our operating results. The table below highlights property casualty results of operations, with analysis and discussion in the sections that follow.

Overview — Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %

Earned premiums	$2,924	$2,911	$3,010	0	(3)
Fee revenues	4	3	3	33	0
Total premiums and fee revenues	2,928	2,914	3,013	0	(3)

Loss and loss expenses from:
Current accident year before catastrophe losses	2,154	2,102	2,174	2	(3)
Current accident year catastrophe losses	165	172	205	(4)	(16)
Prior accident years before catastrophe losses	(287)	(181)	(321)	(59)	44
Prior accident years catastrophe losses	(17)	(7)	(2)	(143)	(250)
Total loss and loss expenses	2,015	2,086	2,056	(3)	1
Underwriting expenses	960	956	973	0	(2)
Underwriting loss	$(47)	$(128)	$(16)	63	nm

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	73.6%	72.2%	72.2%	1.4	0.0
Current accident year catastrophe losses	5.6	5.9	6.8	(0.3)	(0.9)
Prior accident years before catastrophe losses	(9.8)	(6.2)	(10.7)	(3.6)	4.5
Prior accident years catastrophe losses	(0.5)	(0.2)	0.0	(0.3)	(0.2)
Total loss and loss expenses	68.9	71.7	68.3	(2.8)	3.4
Underwriting expenses	32.8	32.8	32.3	0.0	0.5
Combined ratio	101.7%	104.5%	100.6%	(2.8)	3.9

Combined ratio:	101.7%	104.5%	100.6%	(2.8)	3.9
Contribution from catastrophe losses and prior years reserve development	(4.7)	(0.5)	(3.9)	(4.2)	3.4
Combined ratio before catastrophe losses and prior years reserve development	106.4%	105.0%	104.5%	1.4	0.5

Performance highlights for consolidated property casualty operations include:

•
Premiums – Higher 2010 renewal and new business written premiums were driven by growth in our personal lines and excess and surplus lines segments. Changes in written and earned premiums over the past three years generally reflected intense price competition partially offset by fairly stable policy retention rates for renewal business and growth in new business. New business written premiums increased in each of the past three years, largely due to the contribution of new agency appointments – in both new and existing states of operation; the contribution of our excess and surplus lines business; and more competitive personal lines pricing that included net rate increases since late 2009. Other written premiums primarily include premiums ceded to our reinsurers as part of our reinsurance program. The table below analyzes premium revenue components and trends. Premium trends by segment are further discussed beginning on Page 12, Page 15 and Page 16, for the respective property casualty segments.

(Dollars in millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %
Agency renewal written premiums	$2,692	$2,665	$2,828	1	(6)
Agency new business written premiums	414	405	368	2	10
Other written premiums	(143)	(159)	(186)	10	15
Net written premiums	2,963	2,911	3,010	2	(3)
Unearned premium change	(39)	0	0	nm	nm
Earned premiums	$2,924	$2,911	$3,010	0	(3)

•
Combined ratio – The 2010 combined ratio improved 2.8 percentage points to 101.7 percent, lowering the 2009 underwriting loss by more than half. The 1.4 percentage point increase in the ratio for current accident year losses and loss expenses was offset by a larger benefit from net favorable reserve development on prior accident years and lower catastrophe losses. Components of the combined ratio are discussed below, followed by additional discussion by segment.

Our statutory combined ratio was 101.8 percent in 2010 compared with 104.4 percent in 2009 and 100.4 percent in 2008. As a comparison, the estimated property casualty industry combined ratio was 103.0 percent in 2010, 101.2 percent in 2009 and 105.1 percent in 2008.

Catastrophe losses contributed 5.1 percentage points to the combined ratio in 2010, down 0.6 points from 2009. Catastrophe losses in 2008 contributed 6.8 percentage points, the highest catastrophe loss ratio for our company since 1991, largely due to Hurricane Ike. Our 10-year historical annual average contribution of catastrophe losses to the combined ratio was 4.4 percentage points as of December 31, 2010. The following table shows catastrophe losses incurred, net of reinsurance, for the past three years, as well as the effect of loss development on prior period catastrophe reserves.

Catastrophe Losses Incurred

(In millions, net of reinsurance)					Excess
			Commercial	Personal	and surplus
Dates	Cause of loss	Region	lines	lines	lines	Total
2010
Jan. 7-12	Freezing, wind	South, Midwest	$4	$1	$-	$5
Feb. 9-11	Ice, snow, wind	East, Midwest	4	1	-	5
Apr. 4-6	Flood, hail, tornado, wind	South, Midwest	4	6	-	10
Apr. 30 - May 3	Flood, hail, tornado, wind	South	21	6	-	27
May 7-8	Hail, tornado, wind	East, Midwest	2	12	-	14
May 12-16	Flood, hail, tornado, wind	South, Midwest	7	2	-	9
Jun. 4-6	Flood, hail, tornado, wind	Midwest	2	2	1	5
Jun. 17-20	Flood, hail, tornado, wind	Midwest, West	5	3	-	8
Jun. 21-24	Flood, hail, tornado, wind	Midwest	2	3	-	5
Jun. 25-28	Flood, hail, tornado, wind	Midwest	3	5	-	8
Jun. 30 - Jul. 1	Hail, wind	West	4	4	-	8
Jul. 20-23	Flood, hail, tornado, wind	Midwest	12	4	-	16
Oct. 4-6	Flood, hail, wind	South	6	1	-	7
Oct. 26-28	Flood, hail, tornado, wind	Midwest	6	4	-	10
All other 2010 catastrophes			19	9	-	28
Development on 2009 and prior catastrophes			(12)	(5)	-	(17)
Calendar year incurred total			$89	$58	$1	$148

2009
Jan. 26-28	Flood, freezing, ice, snow	South, Midwest	$5	$14	$-	$19
Feb. 10-13	Flood, hail, wind	South, Midwest	13	25	-	38
Feb. 18-19	Hail, wind	South	1	8	-	9
Apr. 9-11	Flood, hail, wind	South, Midwest	13	21	-	34
May 7-9	Flood, hail, wind	South, Midwest	9	13	-	22
Jun. 2-6	Flood, hail, wind	South, Midwest	3	4	-	7
Jun. 10-18	Flood, hail, wind	South, Midwest	7	4	-	11
Sep. 18-22	Flood, hail, wind	South	3	4	-	7
Other 2009 catastrophes			12	13	-	25
Development on 2008 and prior catastrophes			(12)	5	-	(7)
Calendar year incurred total			$54	$111	$-	$165

2008
Jan. 4-9	Flood, freezing, hail, wind	South, Midwest	$4	$2	$-	$6
Jan. 29-30	Hail, wind	Midwest	5	4	-	9
Feb. 5-6	Flood, hail, wind	Midwest	5	8	-	13
Mar. 15-16	Hail, wind	South	2	8	-	10
Apr. 9-11	Flood, hail, wind	South	17	2	-	19
May 1	Hail, wind	South	5	1	-	6
May 10-12	Flood, hail, wind	South, Mid-Atlantic	3	4	-	7
May 22-26	Hail, wind	Midwest	4	3	-	7
May 29- Jun 1	Flood, hail, wind	Midwest	4	4	-	8
Jun. 2-4	Flood, hail, wind	Midwest	6	4	-	10
Jun. 5-8	Flood, hail, wind	Midwest	8	6	-	14
Jun. 11-12	Flood, hail, wind	Midwest	10	4	-	14
Jul. 26	Flood, hail, wind	Midwest	1	7	-	8
Sep. 12-14	Hurricane Ike	South, Midwest	22	36	-	58
Other 2008 catastrophes			10	6	-	16
Development on 2007 and prior catastrophes			(3)	1	-	(2)
Calendar year incurred total			$103	$100	$-	$203

Consolidated Property Casualty Insurance Loss and Loss Expenses

Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the three-year highlights table on Page 49 are for the respective current accident years, and reserve development on prior accident years is shown separately. Since less than half of our consolidated property casualty current accident year incurred losses and loss expenses represents net paid losses, the majority represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 78.1 percent accident year 2009 loss and loss expense ratio reported as of December 31, 2009, developed favorably by 6.5 percentage points to 71.6 percent due to settling claims for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2010. Accident years 2009 and 2008 have both developed favorably, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2010	2009	2008	2010	2009	2008
as of December 31, 2010	$2,319	$2,084	$2,148	79.2%	71.6%	71.4%
as of December 31, 2009		2,274	2,224		78.1	73.9
as of December 31, 2008			2,379			79.0

Catastrophe loss trends, discussed above, explain some of the accident year loss and loss expenses trend for years 2008 through 2010. Catastrophe losses added 5.6 for 2010, 5.9 for 2009 and 6.8 percentage points for 2008 to the respective consolidated property casualty accident year loss and loss expense ratios in the table above.

The trend for our current accident year loss and loss expense ratio before catastrophe losses over the past three years reflected normal loss cost inflation as well as softer pricing for much of our property casualty business that began in 2005 and continued through 2010. Refinements made to the allocation of IBNR reserves by accident year, totaling $69 million, contributed 2.3 percentage points to the 2008 ratio.

Reserve development on prior accident years continued to net to a favorable amount in 2010, as $304 million was recognized, similar to $323 million in 2008. During 2009, the $188 million of net favorable development recognized was lower, due primarily to unfavorable development of $48 million for our workers’ compensation line of business, as discussed in Commercial Lines Insurance Segment Reserves, Page 85.

Consolidated Property Casualty Insurance Losses by Size

(Dollars in millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %
New losses greater than $4,000,000	$49	$57	$46	(14)	24
New losses $1,000,000-$4,000,000	142	147	169	(3)	(13)
New losses $250,000-$1,000,000	200	212	228	(6)	(7)
Case reserve development above $250,000	178	265	245	(33)	8
Total large losses incurred	569	681	688	(16)	(1)
Other losses excluding catastrophe losses	935	860	845	9	2
Catastrophe losses	148	165	203	(10)	(19)
Total losses incurred	$1,652	$1,706	$1,736	(3)	(2)

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
New losses greater than $4,000,000	1.7%	2.0%	1.5%	(0.3)	0.5
New losses $1,000,000-$4,000,000	4.8	5.1	5.6	(0.3)	(0.5)
New losses $250,000-$1,000,000	6.8	7.3	7.6	(0.5)	(0.3)
Case reserve development above $250,000	6.1	9.0	8.1	(2.9)	0.9
Total large loss ratio	19.4	23.4	22.8	(4.0)	0.6
Other losses excluding catastrophe losses	32.0	29.5	28.1	2.5	1.4
Catastrophe losses	5.1	5.7	6.8	(0.6)	(1.1)
Total loss ratio	56.5%	58.6%	57.7%	(2.1)	0.9

In 2010, total large losses incurred decreased by $112 million or 16 percent, helping to lower the corresponding ratio by 4.0 percentage points. Large loss trends are further analyzed in the segment discussion below. Our analysis indicated no unexpected concentration of these losses and reserve increases by geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs. Beginning in 2009, we raised the casualty treaty retention to $6 million from $5 million and raised the property treaty retention to $5 million from $4 million.

Consolidated Property Casualty Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %
Commission expenses	$544	$550	$555	(1)	(1)
Other underwriting expenses	402	389	403	3	(3)
Policyholder dividends	14	17	15	(18)	13
Total underwriting expenses	$960	$956	$973	0	(2)

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Commission expenses	18.6%	18.9%	18.4%	(0.3)	0.5
Other underwriting expenses	13.7	13.3	13.4	0.4	(0.1)
Policyholder dividends	0.5	0.6	0.5	(0.1)	0.1
Total underwriting expense ratio	32.8%	32.8%	32.3%	0.0	0.5

Commission expenses include our profit-sharing, or contingent commissions, which are primarily based on the profitability of an agency’s business. The aggregate profit trend for agencies that earn these profit-based commissions can differ from the aggregate profit trend for all agencies reflected in our consolidated property casualty results. In 2010, lower contingent commissions drove the lower ratio for property casualty commission expenses, and higher contingent commissions drove the increase in 2009.

In 2010, non-commission expenses were up $13 million or 3 percent, primarily due to  a first-quarter 2010 provision for matters involving prior years and related to Note 16, Commitments and Contingent Liabilities, Page 125. The increase outpaced earned premiums, which grew less than 1 percent. In 2009, non-commission expenses declined $14 million, primarily due to a change in our pension plan that added 0.5 percentage points to the 2008 non-commission underwriting expense ratio.

Discussions below of our property casualty insurance segments provide additional detail about our results.

Commercial Lines Insurance Results of Operations

Overview — Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %

Earned premiums	$2,154	$2,199	$2,316	(2)	(5)
Fee revenues	2	2	2	0	0
Total premiums and fee revenues	2,156	2,201	2,318	(2)	(5)

Loss and loss expenses from:
Current accident year before catastrophe losses	1,605	1,596	1,671	1	(4)
Current accident year catastrophe losses	101	66	106	53	(38)
Prior accident years before catastrophe losses	(257)	(135)	(270)	(90)	50
Prior accident years catastrophe losses	(12)	(12)	(3)	0	(300)
Total loss and loss expenses	1,437	1,515	1,504	(5)	1
Underwriting expenses	704	719	742	(2)	(3)
Underwriting profit (loss)	$15	$(33)	$72	nm	nm

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	74.5%	72.5%	72.1%	2.0	0.4
Current accident year catastrophe losses	4.7	3.0	4.6	1.7	(1.6)
Prior accident years before catastrophe losses	(11.9)	(6.1)	(11.7)	(5.8)	5.6
Prior accident years catastrophe losses	(0.6)	(0.5)	(0.1)	(0.1)	(0.4)
Total loss and loss expenses	66.7	68.9	64.9	(2.2)	4.0
Underwriting expenses	32.7	32.7	32.1	0.0	0.6
Combined ratio	99.4%	101.6%	97.0%	(2.2)	4.6

Combined ratio:	99.4%	101.6%	97.0%	(2.2)	4.6
Contribution from catastrophe losses and prior years reserve development	(7.8)	(3.6)	(7.2)	(4.2)	3.6
Combined ratio before catastrophe losses and prior years reserve development	107.2%	105.2%	104.2%	2.0	1.0

Performance highlights for the commercial lines segment include:

•
Premiums – Pricing in the commercial lines marketplace again reflected very strong competition, driving modest declines for both renewal and new business premiums. Our commercial lines net written premium decrease for 2010 of 1 percent compared favorably with the estimated decline of 2 percent for the overall commercial lines industry, similar to the 2009 comparison when our decline of 6 percent was slightly better than the decrease estimated for the commercial lines segment of the industry at 8 percent. We believe our pace for new and renewal business in recent years is consistent with our agents’ practice of selecting and retaining accounts with manageable risk characteristics that support the lower prevailing prices. We also believe our favorable comparison to the industry in recent years reflects our premium growth initiatives and the advantages we achieve through our field focus, which provides us with quality intelligence on local market conditions. Our earned premiums declined in 2010 and 2009, following the pattern of our written premiums.

•
Combined ratio – For our commercial lines segment, the 2010 combined ratio improved 2.2 percentage points to 99.4 percent, and the segment generated a small underwriting profit. Modest increases in the ratios for catastrophes and current accident year losses and loss expenses were offset by a larger benefit from net favorable reserve development on prior accident years. That larger benefit was accounted for almost entirely by our workers’ compensation and commercial casualty lines of business. We continue to focus on sound underwriting fundamentals and obtaining adequate premiums for risks insured by each individual policy. Predictive analytics for better pricing precision have been used for our workers’ compensation line of business since the second half of 2009. We plan to deploy in 2011 similar tools for our commercial auto, general liability and commercial property lines.

The small increase in the 2010 and 2009 ratios for current accident year before catastrophe losses largely reflects loss cost trends that outpaced earned premium trends. The ratio increase for 2009 was less than it would have been if 2008 had not included approximately $49 million, or 2.1 percentage points, from refinements made to the allocation of IBNR reserves by accident year. We discuss factors affecting the combined ratio and reserve development by line of business below.

Our commercial lines statutory combined ratio was 99.6 percent in 2010 compared with 101.8 percent in 2009 and 96.6 percent in 2008. By comparison, the estimated industry commercial lines combined ratio was 108.5 percent in 2010, 103.0 percent in 2009 and 107.4 percent in 2008. Industry commercial lines estimates include mortgage and financial guaranty insurers, which saw a surge in claims following the historically high level of mortgage defaults in 2008, driving an unusually high industry combined ratio for 2008.

Commercial Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %
Agency renewal written premiums	$1,978	$2,013	$2,156	(2)	(7)
Agency new business written premiums	289	298	312	(3)	(4)
Other written premiums	(112)	(130)	(157)	14	17
Net written premiums	2,155	2,181	2,311	(1)	(6)
Unearned premium change	(1)	18	5	nm	260
Earned premiums	$2,154	$2,199	$2,316	(2)	(5)

Due to the highly competitive commercial lines markets of several years, we have focused on leveraging our local relationships to benefit from the efforts of our agents and the teams that work with them. We seek to maintain appropriate pricing discipline for both new and renewal business as management emphasizes the importance of assessing account quality to our agencies and underwriters, for careful decisions on a case-by-case basis whether to write or renew a policy. Rate credits may be used to retain renewals of quality business and to earn new business, but we do so selectively in order to avoid commercial accounts that we believe have insufficient profit margins. In recent years we experienced that typically the larger the account, the higher the credits needed to write or retain it, with variations by geographic region and class of business.

In addition to targeting adequate premium per exposure, we also pursue non-pricing means of enhancing longer-term profitability. Non-pricing means have included deliberate reviews to assess each risk, determine limits of insurance and establish appropriate terms and conditions. We continue to adhere to our underwriting guidelines, to re-underwrite books of business with selected agencies and to update policy terms and conditions, leveraging the local presence of our field staff. Our field marketing representatives continue to underwrite new business and meet with local agencies to reaffirm agreements regarding the extent of frontline renewal underwriting that agents will perform. Loss control, machinery and equipment and field claims representatives continue to conduct on-site inspections. To assist underwriters, field claims representatives prepare full reports on their first-hand observations of risk quality.

In recent years, both renewal and new business premium volume reflected the effects of the economic slowdown in many regions, as exposures declined and policyholders became increasingly focused on reducing insurance costs and other expenses. Insured exposures for overall commercial lines were estimated to be down somewhat for the year 2010, but appeared to be flattening by the end of the year. For commercial accounts, we usually calculate general liability premiums based on sales or payroll volume, while we calculate workers’ compensation premiums based on payroll volume. A change in sales or payroll volume generally indicates a change in demand for a business’s goods or services, as well as a change in its exposure to risk. Policyholders who experience sales or payroll volume changes due to economic factors may also have other exposures requiring insurance, such as commercial auto or commercial property, in addition to general liability and workers’ compensation. Premium levels for these other types of coverages generally are not linked directly to sales or payroll volumes.

In 2010, we estimated that policyholders with a contractor-related ISO general liability code accounted for approximately 33 percent of our general liability premiums, which are included in the commercial casualty line of business, and that policyholders with a contractor-related National Council on Compensation Insurance Inc. (NCCI) workers’ compensation code accounted for approximately 44 percent of our workers’ compensation premiums. The market seeking to insure contractors has been more adversely affected by the economic slowdown than some other markets.

The 2 percent decline in 2010 agency renewal written premiums largely reflects pricing and exposure declines, while policy retention rates remained fairly stable. Our headquarters underwriters talk regularly with agents about renewal business. Our field teams are available to assist headquarters underwriters by conducting inspections and holding renewal review meetings with agency staff. These activities can help verify that a commercial account retains the characteristics that caused us to write the business initially. We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies. For policies renewed during both 2010 and 2009, the typical pricing decline on average was in the low-single-digit range. For larger accounts, we typically experienced more significant premium declines and for smaller accounts we sometimes saw little if any premium change at renewal. The 2009 average represented an improvement from the mid-single-digit range average pricing decline experienced in 2008.

In addition to pricing pressures, premiums resulting from audits that confirmed or adjusted premiums based on initial estimates of policyholder sales and payrolls affected premium trends in recent years. Written premiums from audits decreased $29 million and $5 million, respectively, for the years 2010 and 2009, while earned premiums from audits decreased $40 million and $26 million. Compared with late 2009 and early 2010, premiums from audits by the end of 2010 represented only a slight drag, or unfavorable effect, on total commercial lines written and earned premiums, and we expect the effect to become favorable at some point in 2011.

For new business, our field associates are frequently in our agents’ offices helping to judge the quality of each account, emphasizing the Cincinnati value proposition, calling on sales prospects with those agents, carefully evaluating risk exposure and providing their best quotes. Some of our new business comes from accounts that are not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that is less familiar to our agent because it was recently obtained from a competing agent. As we appoint new agencies who choose to move accounts to us, we report these accounts as new business to us.

New business premium volume in recent years has been significantly influenced by new agency appointments. All agencies newly appointed since the beginning of 2009 generated commercial lines new business written premiums of $40 million during 2010, up $26 million from 2009, while all other agencies contributed the remaining $249 million, which was down 12 percent.

Many of the recently appointed agencies are in Texas, which we entered in late 2008, or Colorado, which we entered in 2009. Those two states accounted for over 9 percent of the $289 million 2010 new business volume. On a net written premium basis, agencies in Texas and Colorado contributed $40 million of commercial lines volume during 2010, up $28 million from 2009. The size of the Texas insurance market, relative to most other states, represents significant potential for long-term premium growth.

The table below summarizes the Texas and Colorado agents’ contribution to our commercial lines new business and net written premiums. Net written premiums are earned over the term covered by insurance policies and are an important leading indicator of earned premium revenue trends.

(Dollars in millions)	Years ended December 31,
	2010	2009	Change	Change %
New business written premiums:
Texas	$19	$11	$8	73
Colorado	8	1	7	700
Subtotal	27	12	15	125
All other states	262	286	(24)	(8)
Total	$289	$298	$(9)	(3)

Net written premiums:
Texas	$30	$11	$19	173
Colorado	10	1	9	900
Subtotal	40	12	28	233
All other states	2,115	2,169	(54)	(2)
Total	$2,155	$2,181	$(26)	(1)

In both 2010 and 2009, other written premiums had less of a downward effect on commercial lines net written premiums compared with the prior year. Written premiums ceded to reinsurers were approximately the same for both years. Both 2010 and 2009 had a more favorable adjustment, compared with the prior year, for estimated premiums of policies in effect but not yet processed. The adjustment for estimated premiums had an immaterial effect on earned premiums.

Commercial Lines Insurance Loss and Loss Expenses

Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the three-year highlights table above on Page 54 are for the respective current accident years, and reserve development on prior accident years is shown separately. Since less than half of our consolidated property casualty current accident year incurred losses and loss expenses represents net paid losses, the majority represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 75.5 percent accident year 2009 loss and loss expense ratio reported as of December 31, 2009, developed favorably by 8.0 percentage points to 67.5 percent due to settling claims for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2010. Accident years 2009 and 2008 for the commercial lines segment have both developed favorably, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2010	2009	2008	2010	2009	2008
as of December 31, 2010	$1,706	$1,485	$1,582	79.2%	67.5%	68.3%
as of December 31, 2009		1,662	1,644		75.5	71.0
as of December 31, 2008			1,777			76.7

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results of Operations, Page 49, explain some of the movement in accident year loss and loss expense ratios among years 2008 through 2010. Catastrophe losses added 4.7 percentage points for 2010, 3.0 points for 2009 and 4.6 points for 2008 to the respective commercial lines accident year loss and loss expense ratios in the table above.

The trend for our commercial lines current accident year loss and loss expense ratio before catastrophe losses over the past three years reflected normal loss cost inflation as well as softer pricing that began in 2005 and continued through 2010, as discussed above in Commercial Lines Insurance Premiums. In addition, previously discussed refinements made to the allocation of IBNR reserves by accident year increased the 2008 ratio.

Commercial lines reserve development on prior accident years continued to net to a favorable amount in 2010, as $269 million was recognized, similar to $273 million in 2008. During 2009, the $147 million of net favorable development recognized was lower, due primarily to unfavorable development of workers’ compensation reserves totaling $48 million, including strengthening of reserves by $49 million in first half of the year, as discussed in Commercial Lines Insurance Results of Operations, Commercial Lines of Business Analysis, Page 58.

Most of the commercial lines reserve development on prior accident years reported in years 2008 through 2010 occurred in our commercial casualty line of business. Development by line of business and other trends for commercial lines loss and loss expenses and the related ratios are further analyzed in Commercial Lines of Business Analysis, beginning on Page 58.

Commercial Lines Insurance Losses by Size

(Dollars in millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %
New losses greater than $4,000,000	$44	$52	$41	(15)	27
New losses $1,000,000-$4,000,000	120	130	153	(8)	(15)
New losses $250,000-$1,000,000	148	164	184	(10)	(11)
Case reserve development above $250,000	164	245	229	(33)	7
Total large losses incurred	476	591	607	(19)	(3)
Other losses excluding catastrophe losses	587	565	547	4	3
Catastrophe losses	89	54	103	65	(47)
Total losses incurred	$1,152	$1,210	$1,257	(5)	(4)

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
New losses greater than $4,000,000	2.0%	2.4%	1.8%	(0.4)	0.6
New losses $1,000,000-$4,000,000	5.6	5.9	6.6	(0.3)	(0.7)
New losses $250,000-$1,000,000	6.9	7.5	8.0	(0.6)	(0.5)
Case reserve development above $250,000	7.6	11.2	9.9	(3.6)	1.3
Total large loss ratio	22.1	27.0	26.3	(4.9)	0.7
Other losses excluding catastrophe losses	27.3	25.7	23.4	1.6	2.3
Catastrophe losses	4.1	2.5	4.5	1.6	(2.0)
Total loss ratio	53.5%	55.2%	54.2%	(1.7)	1.0

In 2010, total large losses incurred decreased by $115 million or 19 percent, helping to lower the corresponding ratio by 4.9 percentage points. The majority of the decrease was for claims related to general liability coverages, largely included in our commercial casualty line of business. The 2009 decline of $16 million or 3 percent for total large losses incurred was more than offset by a larger decline in commercial lines earned premiums, causing an increase in the ratio. Our analysis indicated no unexpected concentration of these losses and reserve increases by geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs. In 2009, we raised the casualty treaty retention to $6 million from $5 million and raised the property treaty retention to $5 million from $4 million.

Commercial Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %
Commission expenses	$391	$408	$417	(4)	(2)
Other underwriting expenses	299	294	310	2	(5)
Policyholder dividends	14	17	15	(18)	13
Total underwriting expenses	$704	$719	$742	(2)	(3)

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Commission expenses	18.2%	18.6%	18.0%	(0.4)	0.6
Other underwriting expenses	13.8	13.3	13.5	0.5	(0.2)
Policyholder dividends	0.7	0.8	0.6	(0.1)	0.2
Total underwriting expense ratio	32.7%	32.7%	32.1%	0.0	0.6

Commercial lines commission expenses as a percent of earned premium declined during 2010, primarily due to lower agency contingent commissions. Non-commission underwriting expenses rose 2 percent in 2010 but were lower than the 2008 level. The 2010 ratio rose primarily due to lower earned premiums.

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

For 2010, based on the total loss and loss expense ratio, commercial casualty, our largest line of business, continued to be highly profitable. Workers’ compensation and specialty packages had 2010 total loss and loss expense ratios significantly higher than we desired. As discussed below, we are taking actions to improve pricing and reduce loss costs to benefit future profitability trends.

Commercial Casualty

(Dollars in millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %
Commercial casualty:
Net written premiums	$686	$704	$764	(3)	(8)
Earned premiums	693	712	763	(3)	(7)
Loss and loss expenses from:
Current accident year before catastrophe losses	555	542	576	2	(6)
Current accident year catastrophe losses	0	0	0	nm	nm
Prior accident years before catastrophe losses	(186)	(154)	(257)	(21)	40
Prior accident years catastrophe losses	0	0	0	nm	nm
Total loss and loss expenses	$369	$388	$319	(5)	22

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	80.1%	76.2%	75.4%	3.9	0.8
Current accident year catastrophe losses	0.0	0.0	0.0	0.0	0.0
Prior accident years before catastrophe losses	(26.9)	(21.6)	(33.7)	(5.3)	12.1
Prior accident years catastrophe losses	0.0	0.0	0.0	0.0	0.0
Total loss and loss expense ratio	53.2%	54.6%	41.7%	(1.4)	12.9

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2010	2009	2008	2010	2009	2008
as of December 31, 2010	$555	$437	$436	80.1%	61.4%	57.1%
as of December 31, 2009		542	488		76.2	63.9
as of December 31, 2008			576			75.4

Commercial casualty is our largest line of business and has in recent years maintained a very satisfactory total loss and loss expense ratio. The rate of decline in commercial casualty premiums slowed in 2010, despite ongoing pressure from market competition. Economic trends showed modest improvement during the year, causing corresponding changes in underlying insured exposures, particularly for general liability coverages where the premium amount is heavily influenced by economically-driven measures of risk exposure such as sales volume.

The 2010 calendar year total loss and loss expense ratio improved somewhat, largely due to a higher level, compared with 2009, of favorable development on prior accident year reserves. Factors contributing to the higher level of favorable prior accident year reserve development included a moderation in trend for future umbrella coverage payments and less volatility in the trend estimates for future commercial multiple peril payments.

The 2010 current accident year loss and loss expense ratio before catastrophe losses deteriorated by 3.9 percentage points compared with accident year 2009, reflecting lower pricing per exposure and normal loss cost inflation.

Commercial Property

(Dollars in millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %
Commercial property:
Net written premiums	$497	$485	$481	2	1
Earned premiums	489	485	487	1	0
Loss and loss expenses from:
Current accident year before catastrophe losses	286	257	282	11	(9)
Current accident year catastrophe losses	75	42	81	79	(48)
Prior accident years before catastrophe losses	(3)	(5)	(7)	40	29
Prior accident years catastrophe losses	(7)	(11)	(3)	36	(267)
Total loss and loss expenses	$351	$283	$353	24	(20)

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	58.4%	53.1%	57.7%	5.3	(4.6)
Current accident year catastrophe losses	15.4	8.8	16.6	6.6	(7.8)
Prior accident years before catastrophe losses	(0.6)	(1.1)	(1.3)	0.5	0.2
Prior accident years catastrophe losses	(1.4)	(2.2)	(0.4)	0.8	(1.8)
Total loss and loss expense ratio	71.8%	58.6%	72.6%	13.2	(14.0)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2010	2009	2008	2010	2009	2008
as of December 31, 2010	$361	$291	$349	73.8%	60.2%	71.6%
as of December 31, 2009		299	348		61.9	71.5
as of December 31, 2008			363			74.3

Commercial property is our second largest line of business. Net written premiums for 2010 were up, largely due to an $8 million or 14 percent increase in new business written premiums.

The 2010 calendar year total loss and loss expense ratio was higher than the very profitable level of 2009, primarily due to higher catastrophe losses and large losses for fires and non-catastrophe weather.

The 2010 current accident year loss and loss expense ratio before catastrophe losses also was higher, compared with accident year 2009, due to higher large losses for fires and non-catastrophe weather, in addition to lower pricing per exposure and normal loss cost inflation. In 2011 we plan to improve pricing precision for commercial property as we begin using predictive modeling tools. In addition, we have increased our loss control staff and are studying methods for improving the effectiveness of conducting property inspections for both new and renewal business.

Commercial Auto

(Dollars in millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %
Commercial auto:
Net written premiums	$385	$388	$402	(1)	(3)
Earned premiums	384	394	411	(3)	(4)
Loss and loss expenses from:
Current accident year before catastrophe losses	269	273	303	(1)	(10)
Current accident year catastrophe losses	4	3	2	33	50
Prior accident years before catastrophe losses	(32)	(20)	(8)	(60)	(150)
Prior accident years catastrophe losses	(1)	0	0	nm	nm
Total loss and loss expenses	$240	$256	$297	(6)	(14)

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	70.0%	69.2%	73.7%	0.8	(4.5)
Current accident year catastrophe losses	1.1	0.7	0.6	0.4	0.1
Prior accident years before catastrophe losses	(8.2)	(5.0)	(2.0)	(3.2)	(3.0)
Prior accident years catastrophe losses	(0.3)	0.0	0.0	(0.3)	0.0
Total loss and loss expense ratio	62.6%	64.9%	72.3%	(2.3)	(7.4)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2010	2009	2008	2010	2009	2008
as of December 31, 2010	$273	$253	$283	71.1%	64.2%	68.9%
as of December 31, 2009		276	292		69.9	71.0
as of December 31, 2008			305			74.3

The decline in commercial auto premiums over the three-year period reflected the downward pressure exerted by the market on the pricing of commercial accounts. Commercial auto is one of the business lines that we renew and price annually, so market trends may be reflected for this line of business sooner than for other lines. Commercial auto also experiences pricing pressure because it often represents the largest portion of insurance costs for many commercial policyholder accounts.

The calendar year total loss and loss expense ratio improved during 2010 due to a higher amount of favorable development on prior accident year reserves. The ratio was at a profitable level for both 2009 and 2010.

The 2010 accident year loss and loss expense ratio was up slightly compared with accident year 2009, as a lower level of large losses partially offset lower pricing per exposure and higher physical damage losses.

Workers’ Compensation

(Dollars in millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %
Workers' compensation:
Net written premiums	$310	$323	$382	(4)	(15)
Earned premiums	311	326	375	(5)	(13)
Loss and loss expenses from:
Current accident year before catastrophe losses	331	355	342	(7)	4
Current accident year catastrophe losses	0	0	0	nm	nm
Prior accident years before catastrophe losses	(39)	48	(3)	nm	nm
Prior accident years catastrophe losses	0	0	0	nm	nm
Total loss and loss expenses	$292	$403	$339	(28)	19

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	106.5%	108.8%	91.1%	(2.3)	17.7
Current accident year catastrophe losses	0.0	0.0	0.0	0.0	0.0
Prior accident years before catastrophe losses	(12.6)	14.7	(0.7)	(27.3)	15.4
Prior accident years catastrophe losses	0.0	0.0	0.0	0.0	0.0
Total loss and loss expense ratio	93.9%	123.5%	90.4%	(29.6)	33.1

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2010	2009	2008	2010	2009	2008
as of December 31, 2010	$331	$302	$335	106.5%	92.4%	89.3%
as of December 31, 2009		355	331		108.8	88.1
as of December 31, 2008			342			91.1

Workers’ compensation net written premiums for 2010 were down $13 million, largely due to an $8 million or 17 percent decrease in new business written premiums. Premiums resulting from audits of initially recorded premiums, based on policyholder payroll levels, also lowered net written premiums, reflecting the slow economy of recent years. Net written premiums declined sharply in 2009, primarily due to economically-related lower insured exposures and more selective underwriting resulting in the non-renewal of a number of policies in our worst pricing tiers.

Since we pay a lower commission rate on workers’ compensation business, this line has a higher calendar year loss and loss expense breakeven point than our other commercial business lines. Nonetheless, the ratio was at an unprofitable level in each of the last three years, and management continues to work to improve financial performance for this line. During 2009, we began using a predictive modeling tool to improve risk selection and pricing adequacy. Predictive modeling increases pricing adequacy and precision so that our agents can better compete for the most desirable workers’ compensation business. We also added to our staff of loss control field representatives, premium audit field representatives and field claims representatives specializing in workers’ compensation risks. In early 2010, we implemented direct reporting of workers’ compensation claims, allowing us to quickly obtain detailed information to promptly assign the appropriate level of claims handling expertise to each case. Obtaining more information sooner for specific claims allows for medical care appropriate to the nature of each injury, benefiting injured workers, employers and agents while ultimately lowering overall loss costs.

The workers’ compensation business line includes our longest tail exposures, making initial estimates of accident year loss and loss expenses incurred more uncertain. Due to the lengthy payout period of workers’ compensation claims, small shifts in medical cost inflation and payout periods could have a significant effect on our potential future liability compared with our current projections.

The calendar year total loss and loss expense ratio improved during 2010 primarily due to $39 million of favorable development on prior accident year reserves. Most of the favorable reserve development was for accident year 2009; approximately half of the favorable development was for losses and the other half was for loss adjustment expenses related to reserves for our claims staff to settle outstanding claims. In 2009, we recognized $48 million in unfavorable reserve development on accident years 2005 and prior as discussed below.

Our workers’ compensation reserve analyses completed during the first half of 2009 indicated that loss cost inflation was higher than previously estimated, leading us to make more conservative assumptions about future loss cost inflation when estimating loss reserves, thereby significantly increasing losses incurred. The higher estimates of loss cost inflation derived from analyses during 2009 affected reserves estimated for many prior accident years, resulting in $48 million of net unfavorable development on prior accident year reserves.

The 2010 accident year loss and loss expense ratio of 106.5 percent was down slightly from accident year 2009 of 108.8 percent estimated as of December 31, 2009. We believe the improvement is due to initiatives begun early in 2010 as mentioned above. Reserve development is further discussed in Commercial Lines Insurance Segment Reserves, beginning on Page 85.

Specialty Packages

(Dollars in millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %
Specialty packages:
Net written premiums	$149	$148	$145	1	2
Earned premiums	149	147	144	1	2
Loss and loss expenses from:
Current accident year before catastrophe losses	91	84	87	8	(3)
Current accident year catastrophe losses	22	21	23	5	(9)
Prior accident years before catastrophe losses	2	1	(3)	100	nm
Prior accident years catastrophe losses	(4)	(1)	(1)	(300)	0
Total loss and loss expenses	$111	$105	$106	6	(1)

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	61.1%	56.9%	60.8%	4.2	(3.9)
Current accident year catastrophe losses	14.5	14.2	15.6	0.3	(1.4)
Prior accident years before catastrophe losses	1.8	0.3	(2.5)	1.5	2.8
Prior accident years catastrophe losses	(2.6)	(0.8)	(0.4)	(1.8)	(0.4)
Total loss and loss expense ratio	74.8%	70.6%	73.5%	4.2	(2.9)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2010	2009	2008	2010	2009	2008
as of December 31, 2010	$113	$105	$106	75.6%	71.1%	73.8%
as of December 31, 2009		105	106		71.1	73.9
as of December 31, 2008			110			76.4

Specialty packages premiums were up slightly over the three-year period.

The calendar year and accident year loss and loss expense ratios reflected a high level of catastrophe losses for each year in the three-year period. Losses for 2010 also reflected a higher level of large losses for fires and non-catastrophe weather, increasing both the calendar year and accident year ratios for 2010. In addition, pricing reductions and normal loss cost inflation continued to put upward pressure on the ratios. Our adverse loss experience has been primarily driven by our Religious Institutions Program as our other specialty programs have generally performed adequately. We are working to improve this program, including enhanced pricing precision through predictive models and greater attention as management of the program shifts to our Target Markets department. Improved pricing precision and additional loss control actions will be used later for the other programs in our Specialty Packages line of business as well.

Surety and Executive Risk

(Dollars in millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %
Surety and executive risk:
Net written premiums	$93	$101	$107	(8)	(6)
Earned premiums	95	104	107	(9)	(3)
Loss and loss expenses from:
Current accident year before catastrophe losses	64	76	71	(16)	7
Current accident year catastrophe losses	0	0	0	nm	nm
Prior accident years before catastrophe losses	3	(3)	7	nm	nm
Prior accident years catastrophe losses	0	0	0	nm	nm
Total loss and loss expenses	$67	$73	$78	(8)	(6)

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	66.5%	73.2%	66.1%	(6.7)	7.1
Current accident year catastrophe losses	0.0	0.0	0.0	0.0	0.0
Prior accident years before catastrophe losses	3.4	(2.7)	6.5	6.1	(9.2)
Prior accident years catastrophe losses	0.0	0.0	0.0	0.0	0.0
Total loss and loss expense ratio	69.9%	70.5%	72.6%	(0.6)	(2.1)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2010	2009	2008	2010	2009	2008
as of December 31, 2010	$64	$90	$63	66.5%	86.7%	59.0%
as of December 31, 2009		76	69		73.2	64.5
as of December 31, 2008			71			66.1

Surety and executive risk premiums declined in both 2010 and 2009, primarily due to our non-renewal of many policies as we improved the quality of the financial institution portion of this book of business.

Director and officer liability coverage accounted for 59.8 percent of surety and executive risk net written premiums in 2010 compared with 60.5 percent in 2009 and 63.0 percent in 2008. We have actively managed the potentially high risk of writing director and officer liability by:

•
Marketing primarily to nonprofit organizations, which accounted for approximately 72 percent of the policies and 40 percent of the premium volume for director and officer liability new business written in 2010.

•
Closely monitoring our for-profit policyholders – At year-end 2010, our in-force director and officer liability policies provided coverage to 13 non-financial publicly traded companies, including two Fortune 1000 companies. We also provided this coverage to approximately 500 banks, savings and loans and other financial institutions. The majority of these financial institution policyholders are smaller community banks, and we believe they have no unusual exposure to credit-market concerns, including subprime mortgages. Based on new policy data or information from the most recent policy renewal, only 15 of our bank and savings and loan policyholders have assets greater than $2 billion; only 23 have assets from $1 billion to $2 billion; and 54 have assets from $500 million to $1 billion.

•	Writing on a claims-made basis, which normally restricts coverage to losses reported during the policy term.

•	Providing limits no higher than $10 million with facultative or treaty reinsurance in place in 2011 to cover losses greater than $6 million.

The calendar year total loss and loss expense ratio improved during 2010 due to lower losses for accident year 2010 that were partially offset by unfavorable development on prior accident year reserves.

The 2010 accident year loss and loss expense ratio improved compared with accident year 2009 due in part to a lower level of large losses. Both the calendar year and current accident year loss and loss expense ratios for 2009 were relatively high, primarily due to director and officer large losses from claims related to prior lending practices at financial institutions. To address the potential risk inherent in the financial institutions book of our surety and executive risk business line moving forward, we continue to work with our agents to limit the number of new director and officer policies for financial institutions, in addition to using credit rating and other metrics to carefully re-underwrite in-force policies when they are considered for renewal.

Machinery and Equipment

(Dollars in millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %
Machinery and equipment:
Net written premiums	$35	$32	$30	9	7
Earned premiums	33	31	29	6	7
Loss and loss expenses from:
Current accident year before catastrophe losses	9	9	11	0	(18)
Current accident year catastrophe losses	0	0	0	nm	nm
Prior accident years before catastrophe losses	(2)	(2)	1	0	nm
Prior accident years catastrophe losses	0	0	0	nm	nm
Total loss and loss expenses	$7	$7	$12	0	(42)

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	28.2%	26.9%	36.1%	1.3	(9.2)
Current accident year catastrophe losses	0.0	0.3	0.9	(0.3)	(0.6)
Prior accident years before catastrophe losses	(6.0)	(5.8)	5.5	(0.2)	(11.3)
Prior accident years catastrophe losses	(0.3)	0.2	0.0	(0.5)	0.2
Total loss and loss expense ratio	21.9%	21.6%	42.5%	0.3	(20.9)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2010	2009	2008	2010	2009	2008
as of December 31, 2010	$9	$7	$10	28.2%	23.3%	33.2%
as of December 31, 2009		9	10		27.2	35.6
as of December 31, 2008			11			37.0

Machinery and equipment premiums continued to rise over the three year period, reflecting our superior service, including experienced specialist who support agencies in writing this line of business. The calendar year and accident year loss and loss expense ratios were low for 2010 and 2009, although they can fluctuate substantially due to the relatively small size of this business line.

Commercial Lines Insurance Outlook

Industrywide commercial lines written premiums are projected to increase less than 1 percent in 2011 with the industry statutory combined ratio estimated at approximately 110 percent. As discussed in Item 1, Commercial Lines Property Casualty Insurance Segment, Page 12, over the past several years, renewal and new business pricing has come under steadily increasing pressure, reinforcing the need for more pricing analytics and careful risk selection. While competition remains intense, pricing changes seem to be leveling off. Despite challenging market conditions, we believe we can manage our business and execute strategic initiatives to offset market pressures to some extent and still profitably grow our commercial lines segment.

We intend to continue marketing our products to a broad range of business classes with a package approach, while improving our pricing precision. We intend to maintain our underwriting selectivity and carefully manage our rate levels as well as our programs that seek to accurately match exposures with appropriate premiums. We will continue to evaluate each risk individually and to make decisions about rates, the use of three-year commercial policies and other policy conditions on a case-by-case basis, even in lines and classes of business that are under competitive pressure. Nonetheless, we expect commercial lines profitability to remain under pressure in 2011, in part due to small average pricing declines on policies renewed during 2010 for which premiums will be earned during 2011.

In Item 1, Strategic Initiatives, Page 9, we discuss the initiatives we are implementing to achieve our corporate performance objectives. We discuss factors influencing future results of our property casualty insurance operations in the Executive Summary, Page 36.

Personal Lines Insurance Results of Operations

Overview — Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %

Earned premiums	$721	$685	$689	5	(1)
Fee revenues	2	1	1	100	0
Total premiums and fee revenues	723	686	690	5	(1)

Loss and loss expenses from:
Current accident year before catastrophe losses	508	485	498	5	(3)
Current accident year catastrophe losses	63	106	99	(41)	7
Prior accident years before catastrophe losses	(29)	(45)	(51)	36	12
Prior accident years catastrophe losses	(5)	5	1	nm	400
Total loss and loss expenses	537	551	547	(3)	1
Underwriting expenses	240	215	224	12	(4)
Underwriting loss	$(54)	$(80)	$(81)	33	1

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	70.4%	70.9%	72.2%	(0.5)	(1.3)
Current accident year catastrophe losses	8.8	15.4	14.4	(6.6)	1.0
Prior accident years before catastrophe losses	(4.1)	(6.6)	(7.3)	2.5	0.7
Prior accident years catastrophe losses	(0.7)	0.7	0.1	(1.4)	0.6
Total loss and loss expenses	74.4	80.4	79.4	(6.0)	1.0
Underwriting expenses	33.3	31.4	32.5	1.9	(1.1)
Combined ratio	107.7%	111.8%	111.9%	(4.1)	(0.1)

Combined ratio:	107.7%	111.8%	111.9%	(4.1)	(0.1)
Contribution from catastrophe losses and prior years reserve development	4.0	9.5	7.2	(5.5)	2.3
Combined ratio before catastrophe losses and prior years reserve development	103.7%	102.3%	104.7%	1.4	(2.4)

Performance highlights for the personal lines segment include:

•
Premiums – Earned premiums and net written premiums increased in 2010, due to higher renewal and new business premiums that reflected improved pricing, including rate changes effective late 2009 for most states and representing a net rate increase on average. During 2009, we adjusted pricing in an effort to return to consistent profitability in our personal lines segment. Net written premiums grew slightly, driven by new business growth that included expansion into new states where we previously offered only commercial lines policies. Industry average written premium growth was estimated at approximately 3 percent in 2010, up from negative 1 percent in both 2009 and 2008.

•
Combined ratio – The combined ratio improved 4.1 percentage points in 2010, mostly due to lower weather-related catastrophe losses and partly due to improved pricing. The improvement was partially offset by a higher underwriting expense ratio and a lower benefit from net favorable reserve development on prior accident years. The 2010 level of catastrophe losses, with an 8.1 percent ratio, returned to near longer-term historical averages, just 0.4 percentage points below the 10-year average of 8.5 percent. The ratio for catastrophe losses in 2009, at 16.1 percent, was approximately twice the 10-year historical average but was only 1.6 percentage points higher than 2008. The current accident year loss and loss expense ratio, before catastrophe losses, improved slightly during 2010 and reflected better underwriting and pricing. For 2009, it trended up slightly, once refinements made to the IBNR reserve allocation in 2008 were taken into account. The 2008 ratio included approximately $20 million, or 2.9 percentage points, from refinements made to the allocation of IBNR reserves by accident year.

Our personal lines statutory combined ratio was 107.1 percent in 2010, 111.4 percent in 2009 and 111.6 percent in 2008. By comparison, the estimated industry personal lines combined ratio was 99.5 percent in 2010, 100.6 percent in 2009 and 103.6 percent in 2008. Our concentration of business in areas hard-hit by catastrophe events contributed to recent results that differed from the overall industry, an issue we are addressing in part through geographic expansion as noted below. The contribution of catastrophe losses to our personal lines statutory combined ratio was 8.1 percentage points in 2010, 16.1 percent points in 2009 and 14.5 percentage points in 2008, compared with an estimated 5.5, 4.9 and 7.5 percentage points, respectively, for the industry.

Personal Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %
Agency renewal written premiums	$685	$642	$672	7	(4)
Agency new business written premiums	90	75	42	20	79
Other written premiums	(25)	(26)	(29)	4	10
Net written premiums	750	691	685	9	1
Unearned premium change	(29)	(6)	4	(383)	nm
Earned premiums	$721	$685	$689	5	(1)

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

Our personal lines policy retention and new business levels have remained at higher levels following introduction in recent years of a limited program of policy credits for personal auto and homeowner pricing in most of the states in which we operate. The program provided credits for eligible new and renewal policyholders identified as above-average quality risks. Additional pricing and credit changes were implemented in early 2009, further improving pricing for the best accounts, which should help us retain and attract more of our agents’ preferred business.

The 7 percent increase in 2010 agency renewal written premiums reflected various rate changes that were implemented beginning in October 2009. Increases for the homeowner line of business averaging approximately 5 percent, with some individual policy rate increases in the double-digit range, should improve loss ratios as the increases are earned. Similar rate changes, with a slightly higher average rate increase, were implemented in the fourth quarter of 2010 for states representing the majority of our personal lines business. Rate changes for our personal auto line of business implemented during the fourth quarter of 2010 represented an average rate increase in the low-single-digit range. The 2010 personal auto rate changes reflected enhanced pricing precision enabled by the recent deployment of predictive models. Predictive modeling tools also influenced policy pricing and various rate changes during 2008 through 2010 for our homeowner line of business.

In 2010, our personal lines new business premiums written by our agencies grew 20 percent. We believe the main drivers for the growth were more attractive pricing, plus ease of use and efficiency gained by agencies from the new version of our Diamond personal lines policy processing system deployed in early 2010. New business also rose strongly in 2009 as the number of agency locations writing our personal lines rose by 133, or 14.4 percent, following an increase of 136 agency locations in 2008. Since early 2008, we have worked to improve our geographic diversification by expanding our personal lines operation to several states less prone to catastrophes. Seven states where we began writing business or significantly expanded our personal lines product offerings and automation capabilities, beginning in 2008, accounted for $13 million of the 2009 increase in our personal lines new business written premiums. Those seven states are Arizona, Idaho, Maryland, Montana, North Carolina, South Carolina, and Utah.

For the three-year period, other written premiums, primarily premiums that are ceded to reinsurers and that lower our net written premiums, remained relatively stable. Additional premiums ceded to reinsurers to reinstate our catastrophe reinsurance treaty contributed $9 million to other written premiums in 2008.

Personal Lines Insurance Loss and Loss Expenses

Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the three-year highlights table above on Page 64 are for the respective current accident years, and reserve development on prior accident years is shown separately. Since approximately two-thirds of our personal lines current accident year incurred losses and loss expenses represent net paid losses, the remaining one-third represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 86.3 percent accident year 2009 loss and loss expense ratio reported as of December 31, 2009, developed favorably by 1.8 percentage points to 84.5 percent due to settling claims for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2010. Accident years 2009 and 2008 for the personal lines segment have both developed favorably, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2010	2009	2008	2010	2009	2008
as of December 31, 2010	$571	$579	$562	79.2%	84.5%	81.5%
as of December 31, 2009		591	575		86.3	83.4
as of December 31, 2008			597			86.6

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results of Operations, Page 49, explain some of the movement in accident year loss and loss expense ratios among the years 2008 through 2010. Catastrophe losses added 8.8 percentage points for 2010, 15.4 points for 2009 and 14.4 points for 2008 to the respective personal lines accident year loss and loss expense ratios in the table above. Catastrophe losses were unusually high during 2009 and 2008, and also are inherently volatile, as discussed above and in Consolidated Property Casualty Insurance Results of Operations, Page 49.

The trend for our personal lines current accident year loss and loss expense ratio before catastrophe losses over the past three years reflected normal loss cost inflation, better risk selection and improved pricing, as discussed above in Personal Lines Insurance Premiums. Higher non-catastrophe weather-related losses also affected trends, particularly for 2008 and 2009, and large losses described below also were a factor. In addition, previously discussed refinements made to the allocation of IBNR reserves by accident year increased the 2008 ratio.

Personal lines reserve development on prior accident years continued to net to a favorable amount in 2010, as $34 million was recognized, somewhat lower than $40 million in 2009 and $50 million in 2008. Most of the personal lines reserve development on prior accident years for years 2008 through 2010 occurred in our other personal line of business, primarily for personal umbrella liability coverage. Development by line of business and other trends for personal lines loss and loss expenses and the related ratios are further analyzed in Personal Lines of Business Analysis, beginning on Page 67, and in Personal Lines Insurance Segment Reserves, Page 87.

Personal Lines Insurance Losses by Size

(Dollars in millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %
New losses greater than $4,000,000	$5	$5	$5	0	0
New losses $1,000,000-$4,000,000	20	17	16	18	8
New losses $250,000-$1,000,000	41	48	44	(15)	7
Case reserve development above $250,000	11	19	16	(42)	25
Total large losses incurred	77	89	81	(13)	10
Other losses excluding catastrophe losses	336	281	295	20	(4)
Catastrophe losses	58	111	100	(48)	10
Total losses incurred	$471	$481	$476	(2)	1

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
New losses greater than $4,000,000	0.7%	0.7%	0.7%	0.0	0.0
New losses $1,000,000-$4,000,000	2.8	2.5	2.3	0.3	0.2
New losses $250,000-$1,000,000	5.7	6.9	6.4	(1.2)	0.5
Case reserve development above $250,000	1.6	2.8	2.3	(1.2)	0.5
Total large losses incurred	10.8	12.9	11.7	(2.1)	1.2
Other losses excluding catastrophe losses	46.5	41.1	42.8	5.4	(1.7)
Catastrophe losses	8.1	16.2	14.5	(8.1)	1.7
Total loss ratio	65.4%	70.2%	69.0%	(4.8)	1.2

In 2010, total large losses incurred decreased by $12 million or 13 percent, helping to lower the corresponding ratio by 2.1 percentage points. The majority of the decrease was for claims related to our personal auto line of business. In 2009 the total large losses incurred ratio was higher than it was in 2008, primarily due to more homeowner fire losses. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Personal Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %
Commission expenses	$145	$137	$137	6	0
Other underwriting expenses	95	78	87	22	(10)
Total underwriting expenses	$240	$215	$224	12	(4)

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Commission expenses	20.1%	19.9%	19.8%	0.2	0.1
Other underwriting expenses	13.2	11.5	12.7	1.7	(1.2)
Total underwriting expense ratio	33.3%	31.4%	32.5%	1.9	(1.1)

Personal lines commission expense as a percent of earned premium increased slightly in 2010 and 2009, primarily due to higher agency contingent commissions.

Other underwriting expenses grew $17 million or 22 percent, primarily due to a first-quarter 2010 provision for matters involving prior years and related to Note 16, Commitments and Contingent Liabilities, Page 125. They declined in 2009 primarily due to lower depreciation expense on previously capitalized software expenditures. An unusual expense of $3 million due to a pension charge was included in the 2008 ratio.

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

For 2010, the homeowner line of business had a total loss and loss expense ratio significantly higher than desired. As discussed below, we are taking actions to improve pricing and reduce loss costs that we expect to benefit future profitability trends.

Personal Auto

(Dollars in millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %
Personal auto:
Net written premiums	$352	$324	$320	9	1
Earned premiums	337	319	325	6	(2)
Loss and loss expenses from:
Current accident year before catastrophe losses	239	224	226	7	(1)
Current accident year catastrophe losses	3	3	4	0	(25)
Prior accident years before catastrophe losses	(7)	(6)	(12)	(17)	50
Prior accident years catastrophe losses	0	0	0	nm	nm
Total loss and loss expenses	$235	$221	$218	6	1

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	70.9%	70.2%	69.4%	0.7	0.8
Current accident year catastrophe losses	1.1	1.0	1.2	0.1	(0.2)
Prior accident years before catastrophe losses	(2.1)	(2.0)	(3.4)	(0.1)	1.4
Prior accident years catastrophe losses	(0.1)	(0.2)	0.0	0.1	(0.2)
Total loss and loss expense ratio	69.8%	69.0%	67.2%	0.8	1.8

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2010	2009	2008	2010	2009	2008
as of December 31, 2010	$242	$225	$225	72.0%	70.4%	69.2%
as of December 31, 2009		227	227		71.2	69.8
as of December 31, 2008			230			70.6

Net written premiums for personal auto increased significantly in 2010, in part due to strong new business growth.

The calendar year total loss and loss expense ratio rose slightly over the three-year period. In recent years, we have seen generally higher costs for liability claims, including severe injuries, and we have sought rate increases for liability coverages that partially offset price decreases for physical damage coverages. Pricing precision is being improved through use of the recently deployed predictive modeling tool. In addition to using the tool as part of rate changes implemented in the fourth quarter of 2010, we expect another round of rate changes, representing another net increase in rates on average, effective late 2011.

The 2010 current accident year loss and loss expense ratio before catastrophe losses deteriorated slightly compared with accident year 2009, primarily due to earned pricing changes.

Homeowner

(Dollars in millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %
Homeowner:
Net written premiums	$299	$275	$277	9	(1)
Earned premiums	289	276	277	5	0
Loss and loss expenses from:
Current accident year before catastrophe losses	208	202	194	3	4
Current accident year catastrophe losses	56	96	89	(42)	8
Prior accident years before catastrophe losses	(2)	(5)	(9)	60	44
Prior accident years catastrophe losses	(4)	5	1	nm	400
Total loss and loss expenses	$258	$298	$275	(13)	8

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	72.0%	73.0%	69.9%	(1.0)	3.1
Current accident year catastrophe losses	19.3	34.7	32.1	(15.4)	2.6
Prior accident years before catastrophe losses	(0.9)	(1.6)	(3.2)	0.7	1.6
Prior accident years catastrophe losses	(1.4)	1.7	0.4	(3.1)	1.3
Total loss and loss expense ratio	89.0%	107.8%	99.2%	(18.8)	8.6

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2010	2009	2008	2010	2009	2008
as of December 31, 2010	$264	$295	$279	91.3%	106.9%	100.5%
as of December 31, 2009		298	281		107.7	101.5
as of December 31, 2008			283			102.0

Net written premiums for homeowner increased significantly in 2010, in part due to strong new business growth. Premiums ceded for reinsurance, which reduce premium revenue, were $18 million in 2010, $22 million in 2009, and $26 million in 2008, including a 2008 reinstatement premium of $8 million. The pricing changes of the past several years have had a positive effect on policyholder retention and new business activity. We continue to monitor and modify selected rates and credits to address our competitive position and to achieve long-term profitability. Implementation of predictive modeling has provided additional pricing points to target profitability. Various rate changes were implemented in both late October 2010 and 2009, including rate increases that respond in part to weather-related loss trends as well as other trends in loss costs. The 2009 increases for the homeowner line of business averaged approximately 6 percent in affected states and 5 percent overall, although some individual policies experienced renewal increases in the double-digit range. The average effect of the 2010 rate changes were approximately the same as 2009 and should lower loss ratios as the rate increases are earned. We also continue our gradual geographic diversification into states less prone to catastrophe losses, which we believe will reduce variability in the long-term future catastrophe loss ratio. These actions are important steps we are taking to improve homeowner results.

The calendar year total loss and loss expense ratio over the past three years fluctuated with catastrophe losses, non-catastrophe weather-related losses and other large losses. A $5 million increase in 2010 large losses, compared with 2009, contributed 1.7 percentage points to the homeowner loss ratio. The 2010 catastrophe loss effect of 17.9 percentage points returned to a level near historical averages. In 2008 and 2009, our catastrophe loss ratio averaged 34.5 percent, compared with a 10-year average through 2007 of 17.4 percent.

The current accident year loss and loss expense ratio before catastrophe losses remained high in 2010, in part due to the same non-catastrophe weather related losses and other large losses that affected the calendar year result.

Other Personal

(Dollars in millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %
Other personal:
Net written premiums	$99	$92	$88	8	5
Earned premiums	95	90	87	6	3
Loss and loss expenses from:
Current accident year before catastrophe losses	61	60	79	2	(24)
Current accident year catastrophe losses	4	7	6	(43)	17
Prior accident years before catastrophe losses	(20)	(34)	(30)	41	(13)
Prior accident years catastrophe losses	(1)	0	(1)	nm	nm
Total loss and loss expenses	$44	$33	$54	33	(39)

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	64.1%	66.9%	89.9%	(2.8)	(23.0)
Current accident year catastrophe losses	3.8	7.7	6.9	(3.9)	0.8
Prior accident years before catastrophe losses	(20.8)	(38.3)	(34.4)	17.5	(3.9)
Prior accident years catastrophe losses	(0.5)	0.6	(0.2)	(1.1)	0.8
Total loss and loss expense ratio	46.6%	36.9%	62.2%	9.7	(25.3)

Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident Year:	2010	2009	2008	2010	2009	2008
as of December 31, 2010	$65	$59	$58	67.9%	65.9%	67.1%
as of December 31, 2009		67	67		74.6	76.8
as of December 31, 2008			85			96.8

Other personal premiums increased in 2010 and 2009, generally tracking with the growth in our personal auto and homeowner lines before the effects of reinsurance. Most of our other personal coverages are endorsed to homeowner or auto policies.

The calendar year and accident year loss and loss expense ratio for other personal continued to improve in 2010 and has been at a very profitable level the past two years. Reserve development on prior accident years can fluctuate significantly for this business line because personal umbrella liability coverage is a major component of other personal losses.

Personal Lines Insurance Outlook

A.M. Best projects industrywide personal lines written premiums may rise approximately 3 percent in 2011, with an industry statutory combined ratio estimated at 98.5 percent. With our improvement in new business levels and our strong policy retention rate, along with rate increases effected in late 2010, we expect our growth rate to be higher than the industry projection for 2011. In Item 1, Strategic Initiatives, Page 9, we discuss the initiatives we are implementing to address the unsatisfactory performance of our personal lines segment, in particular the homeowner line of business. We also describe steps to enhance our response to the changing marketplace. Our personal lines pricing and loss activity are at levels that could put achievement of our corporate financial objectives at risk if those trends continue. We discuss our overall outlook for our property casualty insurance operations in the Executive Summary, Page 36.

Excess and Surplus Lines Insurance Results of Operations

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %

Earned premiums	$49	$27	$5	81	440

Loss and loss expenses from:
Current accident year before catastrophe losses	41	21	5	95	320
Current accident year catastrophe losses	1	-	-	nm	nm
Prior accident years before catastrophe losses	(1)	(1)	-	0	nm
Prior accident years catastrophe losses	-	-	-	nm	nm
Total loss and loss expenses	41	20	5	105	300
Underwriting expenses	16	22	7	(27)	214
Underwriting loss	$(8)	$(15)	$(7)	47	nm

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	83.8%	75.4%	109.1%	8.4	(33.7)
Current accident year catastrophe losses	1.2	0.2	0.4	1.0	(0.2)
Prior accident years before catastrophe losses	(1.3)	(0.9)	0.0	(0.4)	(0.9)
Prior accident years catastrophe losses	0.0	0.0	0.0	0.0	0.0
Total loss and loss expenses	83.7	74.7	109.5	9.0	(34.8)
Underwriting expenses	31.7	80.2	156.5	(48.5)	(76.3)
Combined ratio	115.4%	154.9%	266.0%	(39.5)	(111.1)

Combined ratio:	115.4%	154.9%	266.0%	(39.5)	(111.1)
Contribution from catastrophe losses and prior years reserve development	(0.1)	(0.7)	0.4	0.6	(1.1)
Combined ratio before catastrophe losses and prior years reserve development	115.5%	155.6%	265.6%	(40.1)	(110.0)

Performance highlights for the excess and surplus lines segment include:

•
Premiums – Higher earned premiums in 2010 reflected very strong net written premium growth during 2009, the second full year of operations for our excess and surplus lines segment. Net written premiums grew in 2010 primarily due to more initial opportunities to renew accounts that were written for the first time as new business during the previous year. The 2010 volume of those initial opportunities to renew nearly doubled the volume of 2009 because new business written premiums in 2009 approximately doubled new business premiums written in 2008. New business written premiums grew modestly in 2010, at a much slower rate than in 2009, partly due to increased competition in the excess and surplus lines market, including standard market companies writing policies for risks that were formerly insurable only in the excess and surplus lines market.

•
Combined ratio – The combined ratio improved in 2010, primarily due to lower underwriting expenses. The total loss and loss expense ratio increased primarily due to higher large losses, claims exceeding $250,000 of insured loss, that outpaced growth in earned premiums.

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %
Renewal written premiums	$29	$10	$-	190	nm
New business written premiums	35	32	14	9	129
Other written premiums	(6)	(3)	-	(100)	nm
Net written premiums	58	39	14	49	179
Unearned premium change	(9)	(12)	(9)	25	(33)
Earned premiums	$49	$27	$5	81	440

The $19 million increase in renewal premiums in 2010 was primarily a result of the opportunity to renew more policies that represented new business in 2009, when new business written premiums grew by $18 million. Renewal pricing changes also accounted for some of the increase, as our excess and surplus lines policies averaged estimated price increases that were flat to slightly up in the second half of 2010. We measure average changes in excess and surplus lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.

New business written premium growth in 2009 was largely a result of introducing new coverages, and also increased understanding by agencies representing The Cincinnati Insurance Companies of competitive advantages described in Excess and Surplus Lines Property Casualty Insurance Segment, Page 16. For most of 2008, only general liability coverages were available. In late 2008, property and professional liability coverages were first offered, followed by excess liability in late 2009.

Other written premiums are primarily premiums that are ceded to reinsurers and that lower our net written premiums. Changes in ceded premium volume tend to follow a pattern similar to changes in the total of renewal and new business written premiums.

Competition for new business increased during 2010 as we observed more instances of business being written by standard market commercial lines insurers seeking additional growth opportunities. In many cases we saw policy terms and conditions being offered that were less restrictive than those we observed in the past for similar risks, without a corresponding premium for the broadened insurance coverage. As a result, we declined to write many of those new business and some renewal business opportunities, leading to a significantly slower rate of new business growth for 2010 at 9 percent compared with 129 percent in 2009.

Excess and Surplus Lines Loss and Loss Expenses

Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the three-year highlights table above on Page 70 are for the respective current accident years, and reserve development on prior accident years is shown separately. Since less than 20 percent of our 2010 excess and surplus lines current accident year incurred losses and loss expenses represents net paid losses, a large majority represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 75.6 percent accident year 2009 loss and loss expense ratio reported as of December 31, 2009, developed favorably by 2.1 percentage points to 73.5 percent due to settling claims for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2010. Accident years 2009 and 2008 for the excess and surplus lines segment have both developed favorably, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident Year:	2010	2009	2008	2010	2009	2008
as of December 31, 2010	$42	$20	$4	85.0%	73.5%	102.8%
as of December 31, 2009		20	5		75.6	104.5
as of December 31, 2008			5			109.5

Catastrophe losses partially explain some of the accident year loss and loss expenses trend for years 2008 through 2010. Catastrophe losses added 1.2 percentage points for 2010, 0.2 for 2009 and 0.4 percentage points for 2008 to the respective excess and surplus lines accident year loss and loss expense ratios in the table above.

The 2010 increase of 8.4 percentage points in the current accident year loss and loss expense ratio before catastrophe losses was driven by higher large losses. New losses of $250,000 or more per claim totaled $12 million in 2010, compared with less than $1 million in 2009, and accounted for 23.5 percentage points of the ratio. No unexpected concentration of these losses was indicated from our analysis by risk category, geographic region, policy inception, agency or field marketing territory.

Our first excess and surplus lines policies were written in 2008 and reserves for estimated unpaid losses and loss expenses were $5 million as of December 31, 2008, for losses that occurred in 2008. As of December 31, 2010, an estimated $2 million remained unpaid for those same loss events that occurred in 2008. Due to the limited history of settled claims for our excess and surplus lines business it is difficult to draw meaningful inferences about claim settlement patterns or trends in loss and loss expense experience based on data in the table above.

Excess and surplus lines reserve development on prior accident years netted to a favorable amount in 2010, $1 million, resulting in a loss and loss expenses ratio effect similar to 2009. Development trends are further analyzed in Excess and Surplus Lines Insurance Segment Reserves, Page 89.

We believe the adequacy of loss and loss expenses reserves for our excess and surplus lines business is strong. We establish case reserves in a manner consistent with standard lines coverages, despite the more restrictive terms and conditions for excess and surplus lines policies.

Excess and Surplus Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %
Commission expenses	$8	$5	$1	60	400
Other underwriting expenses	8	17	6	(53)	183
Total underwriting expenses	$16	$22	$7	(27)	214

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Commission expenses	16.5%	18.0%	16.8%	(1.5)	1.2
Other underwriting expenses	15.2	62.2	139.7	(47.0)	(77.5)
Total underwriting expense ratio	31.7%	80.2%	156.5%	(48.5)	(76.3)

Excess and surplus lines commission expense at 16.5 percent of earned premiums for 2010 is expected to remain near that level in the future.

Non-commission underwriting expenses declined in 2010 primarily due to the reduction of various start-up costs during 2008 and 2009 as our excess and surplus lines began operations in 2008. The primary category of expense reduction was development costs for our rating and policy administration system.

Excess and Surplus Lines Outlook

The general trends of 2010 for the excess and surplus lines markets are expected to continue in 2011, according to several industry reports. Competition is expected to remain strong, in part due to standard market insurance companies insuring businesses that previously were written by excess and surplus lines insurers. Soft market conditions for commercial lines business overall is the driver of this trend, and industry observers generally expect little change in the foreseeable future. The slowly recovering U.S. economy, another major factor in demand for insurance products, is also expected to contribute to modestly declining or relatively flat premium volume during 2011 for the excess and surplus lines industry.

Industry reports suggest that opportunities for managing profitability and growth exist through greater use of technology. Technology and data are also being used by excess and surplus lines insurance companies to identify new exposures in emerging businesses that need insurance protection or other value-added services.

Our strategy of providing superior service is expected to continue to grow our excess and surplus lines segment and achieve profitability despite challenging market conditions. We intend to continue carefully selecting and pricing risks, providing prompt delivery of insurance quotes and policies and outstanding claims and loss control service from local field representatives who also handle the standard lines business for their assigned agencies. These local representatives are supported by headquarters underwriters and claims managers who specialize in excess and surplus lines.

Life Insurance Results of Operations

Overview — Three-Year Highlights

(In millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %

Earned premiums	$158	$143	$126	10	13
Separate account investment management fees	1	-	2	nm	(100)
Total revenues	159	143	128	11	12
Contract holders' benefits incurred	170	160	142	6	13
Investment interest credited to contract holders	(79)	(69)	(63)	(14)	(10)
Operating expenses incurred	61	50	45	22	11
Total benefits and expenses	152	141	124	8	14
Life insurance segment profit	$7	$2	$4	250	(50)

Performance highlights for the life insurance segment include:

•
Revenues – Driven by higher term life insurance premiums, earned premiums have grown at a double-digit rate the past two years. Gross in-force policy face amounts increased to $74.124 billion at year-end 2010 from $69.815 billion at year-end 2009 and $65.888 billion at year-end 2008.

•
Profitability – The life insurance segment frequently reports only a small profit or loss because most of its investment income is included in investment segment results. We include only investment income credited to contract holders (interest assumed in life insurance policy reserve calculations) in life insurance segment results. The segment reported a $7 million profit in 2010.

Life Insurance Premiums

(Dollars in millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %
Term life insurance	$96	$86	$76	12	13
Universal life insurance	35	28	24	25	17
Other life insurance, annuity, and disability income products	27	29	26	(7)	12
Net earned premiums	$158	$143	$126	10	13

We market term, whole and universal life products, fixed annuities and disability income products. In addition, we offer term, whole and universal life and disability insurance to employees at their worksite. These products provide our property casualty agency force with excellent cross-serving opportunities for both commercial and personal accounts.

Earned premiums increased in 2010 largely because of growth in our term and universal life insurance business. Earned premiums from term insurance grew $10 million, or 12 percent, and earned premiums from universal life insurance grew $7 million, or 25 percent.

Separate account investment management fee income contributed $1 million to total revenue in 2010, compared with less than $1 million contribution in 2009 and $2 million in 2008. These fees increased primarily because of the net realized capital gain and loss sharing agreement between the separate account and the general account.

Over the past several years, we have worked to maintain a portfolio of simple, yet competitive products, primarily under the LifeHorizons banner. Our product development efforts emphasize death benefit protection and guarantees. Distribution expansion within our property casualty insurance agencies remains a high priority. In the past several years, we have added life field marketing representatives for the western, southeastern and northeastern states. Our 31 life field marketing representatives work in partnership with our 117 property casualty field marketing representatives. Approximately 69 percent of our term and other life insurance product premiums were generated through our property casualty insurance agency relationships.

Life Insurance Profitability

Although we exclude most of our life insurance company investment income from investment segment results, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life insurance-related invested assets, the life insurance company reported a net profit of $39 million in 2010, compared with a net profit of $22 million in 2009 and a net loss of $19 million in 2008. The life insurance company portfolio had after-tax net realized investment gains of $2 million in 2010, compared with after-tax net realized investment losses of $13 million in 2009, which included $15 million in OTTI charges. Net realized investment losses were $58 million in 2008, including $66 million in OTTI charges. Realized investment gains and losses are discussed under Investment Results of Operations, Page 75.

Life segment expenses consist principally of:

•
Contract holders’ benefits incurred, related to traditional life and interest-sensitive products, accounted for 73.6 percent of 2010 total benefits and expenses compared with 76.4 percent in 2009 and 75.7 percent in 2008. Total contract holders’ benefits rose due to net death claims that increased but remained within our range of pricing expectations.

•
Operating expenses incurred, net of deferred acquisition costs, accounted for 26.4 percent of 2010 total benefits and expenses compared with 23.6 percent in 2009 and 24.3 percent in 2008. Unlocking of actuarial assumptions for our universal life contracts was the primary reason for increased operating expenses in 2010. Expenses in 2010 were also up from increased commissions due to growth in term life insurance and fixed annuities.

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

Life Insurance Outlook

During 2010, the life insurance market continued to stabilize from the turmoil it experienced during the financial crisis. Of particular interest to us, 2010 saw decreased rate volatility for term insurance as the cost of reserve financing moderated, albeit at rates substantially higher than before the financial crisis. This higher cost of reserve financing has led a number of large term writers to replace their term portfolios with term-like universal life products. These companies have sacrificed a simple design and the high redundant reserve requirement with a much more complex design and a lower reserve requirement. We believe this offers us a competitive advantage, and we expect to see continued growth in our term business because of our commitment to offering our distribution the most straight-forward products possible, at a reliable and competitive rate.

Our property casualty agencies remain the main distribution system for our life insurance segment, and we continue to emphasize securing an increasing share of the life insurance premium produced by these agencies. While other life insurers continue to expand nontraditional distribution channels such as direct sales, we intend to market through agencies affiliated with our property casualty insurance operations or independent life-only agencies. In 2010, our property casualty agencies produced 69 percent and our life-only agencies 31 percent of our life insurance premium. Term insurance continues to fit well with the sales goals of both our property casualty and life-only agencies and remains our largest product line. We continue to emphasize the cross-serving opportunities of our worksite products for our property casualty agencies’ commercial accounts, and in 2010 we introduced a new worksite term product with a return of premium feature. Also in 2010, we introduced a second-to-die universal life product. We believe this product helps satisfy an important need that is heightened by an aging boomer population and a fluctuating federal estate tax situation.

We expect annuity sales to moderate somewhat in 2011 as we introduce a new product with a lower guaranteed rate of interest. Such a product affords us more protection during prolonged periods of low interest rates. New annuity suitability regulations also are a headwind on annuity sales due to the added burden on the agent and the resulting increased acquisition costs.

We made good progress in improving our operational technology in 2010. We remain on track to complete a major administration system consolidation project in 2011. Online illustrations were introduced and are already contributing to savings. Finally, we have other initiatives underway that will make it easier for our agents to do business with us, from flexible compensation arrangements to electronic applications. We fully expect all of these initiatives to contribute additional revenue and/or reduced expenses in 2012 and beyond.

Investment Results of Operations
Overview — Three-Year Highlights

Investment Results

(In millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %

Total investment income, net of expenses, pre-tax	$518	$501	$537	3	(7)
Investment interest credited to contract holders	(79)	(69)	(63)	(14)	(10)
Realized investment gains and losses summary:
Realized investment gains and losses	185	440	686	(58)	(36)
Change in fair value of securities with embedded derivatives	10	27	(38)	(63)	nm
Other-than-temporary impairment charges	(36)	(131)	(510)	73	74
Total realized investment gains and losses	159	336	138	(53)	143
Investment operations profit	$598	$768	$612	(22)	25

The investment segment contributes investment income and realized gains and losses to results of operations. Investments provide our primary source of pretax and after-tax profits.

•
Investment income – Pretax investment income increased 3 percent in 2010, primarily because of additional net purchases in our fixed-maturity portfolio that offset declining yields. Pretax investment income declined 7 percent in 2009, primarily because of prior year dividend cuts in our common stock portfolio. After-tax investment income increased 2 percent in 2010 compared with a decrease of 11 percent in 2009. The steeper decline in 2009 after-tax investment income, compared with the pretax basis, was primarily due to a change in mix of investment income as dividends have tax-advantages relative to interest on corporate bonds.

•
Realized investment gains and losses – We reported realized investment gains in all three years, largely due to investment sales that were discretionary in timing and amount. Those sales were somewhat offset by OTTI charges. The $510 million impairment for the write-down of 126 securities in 2008 largely offset gains from investment sales.

Investment Income

The primary drivers of investment income were:

•
Interest income rose 5 percent in 2010 primarily due to investing our typical allocation of net cash flow from operations in fixed-maturity securities. It increased significantly in 2009 as we increased our allocation of investments to fixed-maturity securities.

•
Dividend income declined 1 percent in 2010 after declining 51 percent in 2009. In early 2009, we reduced the size of our preferred stock portfolio, which generally provides higher yields, in response to the market conditions related to the banking crisis. During 2008, we reduced the size of our common stock portfolio by more than 50 percent in response to actual or anticipated dividend reductions as well as for the implementation of a risk management program.

In 2010, we continued to invest available cash flow in both fixed income and equity securities in a manner that we believe balances current income needs with longer-term invested assets growth goals.

(In millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %
Investment income:
Interest	$423	$402	$326	5	23
Dividends	99	100	204	(1)	(51)
Other	4	7	14	(43)	(50)
Investment expenses	(8)	(8)	(7)	0	(14)
Total investment income, net of expenses, pre-tax	518	501	537	3	(7)
Income taxes	(126)	(118)	(106)	(7)	(11)
Total investment income, net of expenses, after-tax	$392	$383	$431	2	(11)

Effective tax rate	24.4%	23.6%	19.7%

Average invested assets plus cash and cash equivalents	$11,547	$10,550	$11,193

Average yield pre-tax	4.5%	4.7%	4.8%
Average yield after-tax	3.4%	3.6%	3.9%

Net Realized Investment Gains and Losses

Net realized investment gains and losses are made up of realized investment gains and losses on the sale of securities, changes in the valuation of embedded derivatives within certain convertible securities and OTTI charges. These three areas are discussed below.

Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on results in any given period. However, such gains or losses usually have little, if any, effect on total shareholders’ equity because most equity and fixed maturity investments are carried at fair value, with the unrealized gain or loss included as a component of other comprehensive income. At year-end 2010, the fixed maturities fair value was 106.3 percent of book value compared with 104.5 percent at year-end 2009.

Realized Investment Gains and Losses

As appropriate, we buy, hold or sell both fixed-maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. Pretax realized investment gains in the past three years largely were due to the sale of equity holdings.

Net realized investment gains and losses totaling $185 million for the year ended December 31, 2010, reflected:

•	$174 million in realized gains from equity sales, including $128 million from the sale of Verisk Analytics Inc. (NYSE: VRSK).

•	$13 million in net gains from fixed-maturity sales and calls.

•	$10 million in gains from changes in fair value of securities with embedded derivatives.

•	$36 million in OTTI charges to write down holdings of equities and fixed maturities.

The $13 million in net gains from fixed-maturity sales included a $1 million gain in short-term investments due to the final receipt from the Reserve Primary Fund that exceeded the impaired basis. The net gains also included $12 million in losses due to sales of all of the remaining holdings of collateralized mortgage obligations, which occurred during the first quarter of 2010.

The $440 million net realized investment gain in 2009, was primarily due to $624 million from sales of various equity holdings, including Pfizer Inc. (NYSE: PFE), Exxon Mobil Corporation (NYSE: XOM), The Procter & Gamble Company (NYSE: PG), Fifth Third Bancorp (NASDAQ: FITB), and Piedmont Natural Gas Company Inc. (NYSE: PNY). Realized losses of $162 million from the sale of several equity securities partially offset realized investment gains.

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

Change in the Valuation of Securities with Embedded Derivatives

We have a small portfolio of convertible preferred stocks and bonds, which have an embedded derivative component. In 2010 we recorded $10 million in fair value realized gains compared with $27 million in 2009 and a $38 million fair value decline for 2008. These changes in fair value were due to the application of ASC 815-15-25, which allows us to account for the entire hybrid financial instrument at fair value, with changes recognized in realized investment gains and losses. The changes in fair values are recognized in net income in the period they occur. See the discussion of Derivative Financial Instruments and Hedging Activities in Item 8, Note 1 of the Consolidated Financial Statements, Page 105, for details on the accounting for convertible security embedded options.

Other-than-temporary Impairment Charges

In 2010, we recorded $36 million in write-downs of 15 securities that we deemed had experienced an other-than-temporary decline in fair value compared with $131 million for 50 securities in 2009 and $510 million for 126 securities in 2008. The factors we consider when evaluating impairments are discussed in Critical Accounting Estimates, Asset Impairment, Page 44. The OTTI charges in 2010 were less than 1 percent of our investment portfolio at year-end compared with 1 percent for 2009 and 5 percent for 2008. OTTI charges also include unrealized losses of holdings that we intend to sell but have not yet completed a transaction.

OTTI charges from the investment portfolio by the asset class we described in Item 1, Investments Segment, Page 19, are summarized below:

(Dollars in millions)	Years ended December 31,
	2010	2009	2008
Taxable fixed maturities:
Impairment amount	$(1)	$(61)	$(162)
New book value	$9	$81	$187
Percent to total book value owned	0%	2%	6%
Number of securities impaired	5	37	86
Percent to number of securities owned	0%	3%	10%

Tax-exempt fixed maturities:
Impairment amount	$(2)	$(1)	$(1)
New book value	$5	$3	$1
Percent to total book value owned	0%	0%	0%
Number of securities impaired	4	2	1
Percent to number of securities owned	0%	0%	0%

Common equities:
Impairment amount	$(33)	$(59)	$(214)
New book value	$120	$48	$87
Percent to total book value owned	5%	2%	5%
Number of securities impaired	4	8	9
Percent to number of securities owned	6%	16%	18%

Preferred equities:
Impairment amount	$0	$(10)	$(133)
New book value	$0	$5	$98
Percent to total book value owned	0%	7%	52%
Number of securities impaired	2	3	30
Percent to number of securities owned	8%	12%	86%

Total:
Impairment amount	$(36)	$(131)	$(510)
New book value	$134	$137	$373
Percent to total book value owned	1%	1%	5%
Number of securities impaired	15	50	126
Percent to number of securities owned	1%	2%	6%

OTTI charges from the investment portfolio by industry are summarized as follows:

(In millions)	Years ended December 31,
	2010	2009	2008
Fixed maturities:
Financial	$0	$(30)	$(72)
Services cyclical	0	(14)	(17)
Real estate	(1)	(11)	(49)
Consumer cyclical	0	(5)	(14)
Other	(2)	(2)	(11)
Total fixed maturities	(3)	(62)	(163)

Common equities:
Industrials	0	(35)	0
Consumer discretionary	0	(10)	0
Material	0	(8)	0
Health	(21)	(6)	(30)
Financial	0	0	(184)
Information technology	(12)	0	0
Total common equities	(33)	(59)	(214)

Preferred equities:
Financial	0	(10)	(132)
Other	0	0	(1)
Total preferred equities	0	(10)	(133)
Total	$(36)	$(131)	$(510)

The decrease in OTTI charges for both 2010 and 2009 was largely due to the improvement in values as asset markets rebounded. The higher level of OTTI charges in 2008 was largely due to write-downs of holdings of bonds and common and preferred stocks of financial services issuers, reflecting our historical weighting in this sector and the decline in overall stock market values during 2008.

Investments Outlook

We continue to focus on portfolio strategies to balance near-term income generation and long-term book value growth. In 2011, we expect to continue to allocate a portion of cash available for investment to equity securities, taking into consideration corporate liquidity and income requirements, as well as insurance department regulations and rating agency comments. We discuss our portfolio strategies in Item 1, Investments Segment, Page 19.

We believe that a weak or prolonged recovery from current economic conditions could heighten the risk of renewed pressure on securities markets, which could lead to additional OTTI charges. Our asset impairment committee continues to monitor the investment portfolio. The current asset impairment policy is described in Critical Accounting Estimates, Asset Impairment, Page 44.

Other

Revenues in 2010 for our Other businesses nearly equaled 2009. Other includes non-investment operations of the parent company and its subsidiary, CFC Investment Company, and former subsidiary CinFin Capital Management Company. Losses before income taxes for Other were largely driven by interest expense from debt of the parent company.

(In millions)	Years ended December 31,			2010-2009	2009-2008
	2010	2009	2008	Change %	Change %
Interest and fees on loans and leases	$7	$7	$8	0	(13)
Money management fees	-	-	2	nm	(100)
Other revenues	1	2	(2)	(50)	nm
Total revenues	8	9	8	(11)	13
Interest expense	54	55	53	(2)	4
Operating expenses	11	14	15	(21)	(7)
Total expenses	65	69	68	(6)	1
Other loss	$(57)	$(60)	$(60)	5	0

Taxes

We had $124 million of income tax expense in 2010 compared with $150 million in 2009 and $111 million in 2008. The effective tax rate for 2010 was 24.8 percent compared with 25.7 percent in 2009 and 20.7 percent in 2008.

The change in our effective tax rate was primarily due to changes in pretax income from underwriting results, changes in investment income and the amount of realized investment gains and losses. Changes to tax-exempt interest and the dividend received deduction in the current year compared with prior years also contributed to the change.

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Tax-Exempt Fixed Maturities, Page 21 for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For our insurance subsidiaries, approximately 85 percent of income from tax-advantaged fixed-maturity investments is exempt from federal tax. Our non-insurance companies own an immaterial amount of tax-advantaged fixed-maturity investments. For our insurance subsidiaries, the dividend received deduction, after the dividend proration of the 1986 Tax Reform Act, exempts approximately 60 percent of dividends from qualified equities from federal tax. For our non-insurance subsidiaries, the dividend received deduction exempts 70 percent of dividends from qualified equities. Details about our effective tax rate are found on Note 11, Income Taxes, Page 120.

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial strength for the protection of our policyholders, creditors and shareholders. We manage liquidity at two levels to meet the short- and long-term cash requirements of business obligations and growth needs. The first is the liquidity of the parent company. The second is the liquidity of our insurance subsidiary. The management of liquidity at both levels is essential because each has different funding needs and sources, and each is subject to certain regulatory guidelines and requirements.

Parent Company Liquidity

The parent company’s primary means of meeting liquidity requirements are dividends from our insurance subsidiary, investment income and sale proceeds from investments held at the parent company level. The parent company’s primary contractual obligations are interest and principal payments on long- and short-term debt as described under Contractual Obligations, Page 81. Other uses of parent company cash include dividends to shareholders, common stock repurchases and general operating expenses described under Other Commitments, Page 81. As of December 31, 2010, the parent company had $1.042 billion in cash and marketable securities, providing strong liquidity to fund uses of cash.

The table below shows a summary, by the direct method, of the major sources and uses of liquidity by the parent company. Dividends received in 2010 from our insurance subsidiary returned to a level near the average of recent years. No dividends were received from our insurance subsidiary in 2009, in order to maintain strong statutory surplus and financial strength ratings. We expect sources of liquidity to increase in 2011 and beyond, primarily from improved profitability from our property casualty operations, funding a potentially larger dividend to the parent company. The majority of expenditures for the parent company have been consistent during the last three years, and we expect future expenditures to remain fairly stable. Share repurchases are discretionary, depending on cash availability and capital management decisions.

(In millions)	Years ended December 31,
	2010	2009	2008
Sources of liquidity:
Insurance subsidiary dividends received	$270	$0	$220
Other operating subsidiaries' dividends received	0	0	10
Investment income received	41	41	81
Uses of liquidity:
Debt interest payments	$52	$52	$53
Pension payments	25	34	34
Shareholders dividend payments	252	249	250
Purchase (issuance) of treasury shares	10	(1)	138

Insurance Subsidiary Liquidity

Our insurance subsidiary’s primary means of meeting liquidity requirements are collection of premiums, investment income, and sale proceeds from investments held at the subsidiary level. Property casualty insurance premiums generally are received before losses are paid under the policies purchased with those premiums. Our insurance subsidiary’s expenditures are property casualty loss and loss expenses, commissions, salaries and other ongoing operating expenses. Over the past three years, cash receipts from property casualty along with investment income, have been more than sufficient to pay claims and operating expenses. Excess cash flow was partially used to pay dividends to the parent company. We are not aware of any known trends that would materially change historical cash flow results. We discuss the factors that affected insurance operations in Commercial Lines and Personal Lines Insurance Results of Operations, Page 54 and Page 64.

This table shows a summary of operating cash flow for property casualty insurance (direct method):

(In millions)	Years ended December 31,
	2010	2009	2008
Premiums collected	$2,971	$2,957	$3,060
Loss and loss expenses paid	(1,858)	(1,910)	(1,947)
Commissions and other underwriting expenses paid	(954)	(951)	(988)
Insurance subsidiary cash flow from underwriting	159	96	125
Investment income received less investment expense paid	350	317	360
Insurance operating cash flow	$509	$413	$485

Additional Sources of Liquidity

Investment income is a primary source of liquidity for both the parent company and our insurance subsidiary operations. For both, cash in excess of operating requirements and dividends are invested in fixed-maturity and equity securities. Equity securities provide the potential for future increases in dividend income and for capital appreciation. In Item 1, Investments Segment, Page 19, we discuss our investment strategy, portfolio allocation and quality.

Income from our investments is the most important investment contribution to cash flow. While we have never sold investments to make claim payments, the sale of investments could provide an additional source of liquidity at either the parent company or insurance subsidiary level, if required, although we follow a buy-and-hold investment philosophy, seeking to compound cash flows over the long-term. In addition to possible sales of investments, proceeds of call or maturities of fixed maturities also can provide liquidity. During the next five years, $2.804 billion, or 35.4 percent, of our fixed-maturity portfolio will mature. At year-end 2010, total unrealized gains in the investment portfolio, before deferred income taxes, were $1.250 billion. Further, financial resources of the parent company also could be made available to our insurance subsidiaries, if circumstances required. This flexibility would include our ability to access the capital markets and short-term bank borrowings.

We had $790 million of long-term debt and $49 million in borrowings on our short-term lines of credit at year-end 2010. We generally have minimized our reliance on debt financing although we may use lines of credit to fund short-term cash needs.

Long-Term Debt

We provide details of our three long-term notes in Item 8, Note 8 of the Consolidated Financial Statements, Page 118. None of the notes are encumbered by rating triggers:

•	$391 million aggregate principal amount of 6.92% senior debentures due 2028.

•	$28 million aggregate principal amount of 6.9% senior debentures due 2028.

•	$374 million aggregate principal amount of 6.125% senior debentures due 2034.

The company’s senior debt is rated investment grade by independent rating firms. On July 19, 2010, Standard & Poor’s lowered counterparty credit rating for our senior debt from BBB+ to BBB. Three other rating agencies made no changes to our debt ratings in 2010. Our debt ratings from the other rating agencies are: a from A.M. Best, BBB+ from Fitch Ratings and A3 from Moody’s Investors Service.

Short-Term Debt

At December 31, 2010, we had two lines of credit with commercial banks amounting to $225 million, with $49 million borrowed. There was no change in the amount of the $49 million short-term debt during 2010 or 2009. Access to these lines of credit requires compliance with various covenants, including maintaining a minimum consolidated net worth and not exceeding a 20 percent debt-to-capital ratio. As of December 31, 2010, we were well within compliance with all of the covenants under the credit agreements and believe we will remain in compliance.

Our $75 million unsecured line of credit with PNC Bank, N.A. was established more than five years ago and was renewed effective August 30, 2010, for a one-year term to expire on August 28, 2011. CFC Investment Company also is a borrower under this line of credit. PNC Bank is a subsidiary of The PNC Financial Services Group Inc. (NYSE:PNC).

The second line of credit is an unsecured $150 million revolving line of credit administered by The Huntington National Bank. It was established in 2007 and will mature in 2012. CFC Investment Company also is a borrower under this line of credit. At year-end 2010, there was $49 million outstanding on this line of credit. The Huntington National Bank, a subsidiary of Huntington Bancshares Inc. (NASDAQ:HBAN), is the lead participant with a $75 million share. U.S. Bancorp (NYSE:USB), Bank of America Corporation (NYSE:BAC) and Northern Trust Corporation (NASDAQ:NTRS) also participate, each providing $25 million of capacity.

This line of credit includes a swing line sub-facility for same-day borrowing in the amount of $35 million. The credit agreement provides alternative interest charges based on the type of borrowing and our debt rating. The interest rate charged for an advancement is adjusted LIBOR plus the applicable margin. Based on our debt ratings at year-end 2010, interest for Eurodollar rate advances is adjusted LIBOR plus 33 basis points, and for floating rate advances is adjusted LIBOR. Utilization and commitment fees based on Cincinnati Financial Corporation’s year-end 2010 debt rating are 5 basis points and 8 basis points, respectively.

Capital Resources

Capital resources represent our overall financial strength to support writing and growing our insurance businesses. At December 31, 2010, we had total shareholders’ equity of $5.032 billion, an increase of $272 million, or 6 percent, from the prior year. Our total debt was $839 million, unchanged from a year ago. We seek to maintain a solid financial position and provide capital flexibility by keeping our ratio of debt to total capital moderate. We target a ratio below 20 percent. At year-end 2010, the ratio was 14.3 percent compared with 15.0 percent at year-end 2009. The decrease in the debt-to-total-capital ratio was due entirely to the increase in shareholders’ equity at year-end 2010.

At the discretion of the board of directors, the company can return cash directly to shareholders:

•
Dividends to shareholders –The ability of the company to continue paying cash dividends is subject to factors the board of directors may deem relevant. While the board and management believe there is merit to sustaining the company’s record of dividend increases, our first priority is the company’s financial strength. Over the past 10 years, the company has paid an average of 46.9 percent of net income as dividends. Through 2010, the board had increased our cash dividend for 50 consecutive years. The board decision in August 2010 to increase the dividend demonstrated confidence in the company’s strong capital, liquidity, financial flexibility and initiatives to improve earnings performance.

•
Common stock repurchase – Generally, our board believes that share repurchases can help fulfill our commitment to enhancing shareholder value. Consequently, the board has authorized the repurchase of outstanding shares, giving management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, pursuant to U.S. Securities and Exchange Commission (SEC) regulations.

Consistent with our approach since mid-2008, we chose to preserve capital and repurchased a minimal amount of shares. Recent repurchases have been intended to partially offset the issuance of shares through equity compensation plans, primarily due to vesting of service-based restricted stock units of equity awards granted in the past. During the first half of 2008, we repurchased 3.8 million shares. In the past, repurchases have occurred when we believed that stock prices on the open market were favorable for such repurchases. Our corporate Code of Conduct restricts repurchases during certain time periods. The details of the repurchase authorizations and activity are described in Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Page 31.

Obligations

We pay obligations to customers, suppliers and associates in the normal course of our business operations. Some are contractual obligations that define the amount, circumstances and/or timing of payments. We have other commitments for business expenditures; however, the amount, circumstances and/or timing of our other commitments are not dictated by contractual arrangements.

Contractual Obligations

As of December 31, 2010, we estimate our future contractual obligations as follows:

(In millions)	Year	Years	Years	There-
Payment due by period	2011	2012-2013	2014-2015	after	Total
Gross property casualty loss and loss expense payments	$1,306	$1,325	$583	$923	$4,137
Gross life policyholder obligations	108	160	212	3,368	3,848
Interest on long-term debt	52	104	104	786	1,046
Long-term debt	0	0	0	793	793
Short-term debt	49	0	0	0	49
Profit-sharing commissions	77	0	0	0	77
Capital lease obligations	11	7	1	0	19
Computer hardware and software	21	24	5	0	50
Other invested assets	4	5	0	0	9
Total	$1,628	$1,625	$905	$5,870	$10,028

Our two most significant contractual obligations are discussed in conjunction with related insurance reserves in Gross Property Casualty Loss and Loss Expense Payments and Gross Life Insurance Policyholder Obligations beginning on Pages 82 and 89, respectively. Other future contractual obligations include:

•	Interest on long- and short-term debt – We expect total interest expense to be approximately $52 million in 2011. We discuss outstanding debt in Additional Sources of Liquidity, Page 79.

•
Property casualty profit-sharing commissions – Profit-sharing, or contingent, commissions are paid to agencies using a formula that takes into account agency profitability and other factors. We estimate 2011 contingent commission payments of approximately $77 million. We discuss commission expense trends in Commercial Lines and Personal Lines Insurance Results of Operations, Page 54 and Page 64, respectively.

•
Computer hardware and software – We expect to spend $45 million over the next three years for current material commitments for computer hardware and software, including maintenance contracts on hardware and other known obligations. We discuss below the non-contractual expenses we anticipate for computer hardware and software in 2011.

Other Commitments

As of December 31, 2010, we believe our most significant other commitments are:

•
Qualified pension plan – In 2011, we made a voluntary cash contribution of $35 million to our qualified pension plan. We currently estimate a $13 million net pension expense and a $8 million expense for company 401(k) contributions. Going forward, we anticipate a lower cash pension contribution.

•	Commissions – We expect commission payments to generally track with written premiums.

•
Other operating expenses – Many of our operating expenses are not contractual obligations but reflect the ongoing expenses of our business. In addition to contractual obligations for hardware and software discussed above, we anticipate capitalizing approximately $8 million in spending for key technology initiatives in 2011. Capitalized development costs related to key technology initiatives totaled $7 million in 2010, $28 million in 2009 and $38 million in 2008. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

Liquidity and Capital Resources Outlook

A long-term perspective governs our liquidity and capital resources decisions, with the goal of benefiting our policyholders, agents, shareholders and associates over time. While our insurance results for 2010 and 2009 did not meet our combined ratio objective of being consistently below 100 percent, our improved capital position since year-end 2008 provided adequate cushion. We have taken the necessary steps to protect our capital and are confident in our strategies to return our insurance operations to growth and profitability.

Our consistent cash flows and prudent cash balances continue to create strong liquidity. As of December 31, 2010, we had $385 million in cash and cash equivalents. That strong liquidity and our consistent cash flows gives us the flexibility to meet current obligations and commitments while building value by prudently investing where we see potential for both current income and long-term return.

In any year, we consider the most likely source of pressure on liquidity would be an unusually high level of catastrophe loss payments within a short period of time. There could also be additional obligations for our insurance operations due to increasing severity or frequency of non-catastrophe claims. To address the risk of unusual insurance loss obligations including catastrophe events, we maintain property casualty reinsurance contracts with highly rated reinsurers, as discussed under 2011 Reinsurance Programs, Page 90. We also monitor the financial condition of our reinsurers because an insolvency could place in jeopardy a portion of our $572 million in outstanding reinsurance recoverables as of December 31, 2010.

Continued economic weakness also has the potential to affect our liquidity and capital resources in a number of different ways, including: delinquent payments from agencies, defaults on interest payments by fixed-maturity holdings in our portfolio, dividend reductions by holdings in our equity portfolio or declines in the market value of holdings in our portfolio.

Further, parent company liquidity could be constrained by State of Ohio regulatory requirements that restrict the dividends insurance subsidiaries can pay. During 2011, total dividends that our insurance subsidiary can pay to our parent company without regulatory approval are approximately $378 million.

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

Property Casualty Loss and Loss Expense Obligations and Reserves

Gross Property Casualty Loss and Loss Expense Payments

Our estimate of future gross property casualty loss and loss expense payments of $4.137 billion is lower than loss and loss expense reserves of $4.200 billion as of year-end 2010. The $63 million difference is due to life and health loss reserves, as discussed in Item 8, Note 5 of the Consolidated Financial Statements, Page 117.

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

Our estimates of gross property casualty loss and loss expense payments do not include reinsurance receivables or ceded losses. As discussed in 2011 Reinsurance Programs, Page 90, we purchase reinsurance to mitigate our property casualty risk exposure. Ceded property casualty reinsurance unpaid receivables of $326 million at year-end 2010 are an offset to our gross property casualty loss and loss expense obligations. Our reinsurance program mitigates the liquidity risk of a single large loss or an unexpected rise in claim severity or frequency due to a catastrophic event. Reinsurance does not relieve us of our obligation to pay covered claims. The financial strength of our reinsurers is important because our ability to recover losses under our reinsurance agreements depends on the financial viability of the reinsurers.

We direct our associates and agencies to settle claims and pay losses as quickly as is practical and we made $1.865 billion of net claim payments during 2010. At year-end 2010, net property casualty reserves reflected $2.076 billion in unpaid amounts on reported claims (case reserves), $877 million in loss expense reserves and $858 million in estimates of claims that were incurred but had not yet been reported (IBNR). The specific amounts and timing of obligations related to case reserves and associated loss expenses are not set contractually. The amounts and timing of obligations for IBNR claims and related loss expenses are unknown. We discuss our methods of establishing loss and loss expense reserves and our belief that reserves are adequate in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 82.

The historical pattern of using premium receipts for the payment of loss and loss expenses has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of the loss reserves. The effective duration of our consolidated fixed-maturity portfolio was 5.0 years at year-end 2010. By contrast, the duration of our loss and loss expense reserves was approximately three and one-half years. We believe this difference in duration does not affect our ability to meet current obligations because cash flow from operations is sufficient to meet these obligations. In addition, investment holdings could be sold, if necessary, to meet higher than anticipated loss and loss expenses.

Range of Reasonable Reserves

The company established a reasonably likely range for net loss and loss expense reserves of $3.571 billion to $3.952 billion at year-end 2010, with the company carrying net reserves of $3.811 billion. The likely range was $3.459 billion to $3.774 billion at year-end 2009, with the company carrying net reserves of $3.661 billion. Our loss and loss expense reserves are not discounted for the time-value of money, but we have reduced the reserves by an estimate of the amount of salvage and subrogation payments we expect to recover. We provide a reconciliation of the property casualty reserves with the loss and loss expense reserve as shown on the balance sheet in Item 8, Note 5 of the Consolidated Financial Statements, Page 117.

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

The ranges reflect our assessment of the most likely unpaid loss and loss expenses at year-end 2010 and 2009. However, actual unpaid loss and loss expenses could nonetheless fall outside of the indicated ranges.

Management’s best estimate of total loss and loss expense reserves as of year-end 2010 was consistent with the corresponding actuarial best estimate. Management’s best estimate of total loss and loss expense reserves as of year-end 2009 also was consistent with the corresponding actuarial best estimate.

Development of Reserves for Loss and Loss Expenses

We reconcile the beginning and ending balances of our reserves for loss and loss expenses at December 31, 2010, 2009 and 2008, in Item 8, Note 5 of the Consolidated Financial Statements, Page 117. The reconciliation of our year-end 2009 reserve balance to net incurred losses one year later recognizes approximately $304 million of favorable reserve development.

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

•
Section B shows the cumulative net amount paid with respect to the previously recorded reserve as of the end of each succeeding year. For example, as of December 31, 2010, we had paid $1.797 billion of loss and loss expenses in calendar years 2001 through 2010 for losses that occurred in accident years 2000 and prior. An estimated $237 million of losses remained unpaid as of year-end 2010 (net re-estimated reserves of $2.034 billion from Section C less cumulative net paid loss and loss expenses of $1.797 billion).

•
Section C shows the re-estimated amount of the previously reported reserves based on experience as of the end of each succeeding year. The estimate is increased or decreased as we learn more about the development of the related claims.

•
Section D, cumulative net reserve development, represents the aggregate change in the estimates for all years subsequent to the year the reserves were initially established. For example, reserves established at December 31, 2000, had developed favorably by $148 million over 10 years, net of reinsurance, which was reflected in income over the 10 years. The table shows favorable reserve development as a negative number. Favorable reserve development on prior accident years, which represents a negative expense, is favorable to income. The “One year later” line in the table shows the effects on income before income taxes in 2010, 2009 and 2008 of changes in estimates of the reserves for loss and loss expenses for all accident years. The effect was favorable to pretax income for those three years by $304 million, $188 million, and $323 million, respectively. Our annual review has led us to add to income in each of the past 22 years due to favorable development of reserves on prior accident years.

In evaluating the development of our estimated reserves for loss and loss expenses for the past 10 years, note that each amount includes the effects of all changes in amounts for prior periods. For example, payments or reserve adjustments related to losses settled in 2010 but incurred in 2004 are included in the cumulative deficiency or redundancy amount for 2004 and each subsequent year. In addition, this table presents calendar year data, not accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that affected development of reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future reserve development based on this data.

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

Development of Estimated Reserves for Loss and Loss Expenses

(In millions)	Calendar year ended December 31,
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
A. Originally reported reserves for unpaid loss and loss expenses:

Gross of reinsurance	$2,401	$2,865	$3,150	$3,386	$3,514	$3,629	$3,860	$3,925	$4,040	$4,096	$4,137
Reinsurance recoverable	219	513	542	541	537	518	504	528	542	435	326
Net of reinsurance	$2,182	$2,352	$2,608	$2,845	$2,977	$3,111	$3,356	$3,397	$3,498	$3,661	$3,811

B. Cumulative net paid as of:
One year later	$697	$758	$799	$817	$907	$944	$1,006	$979	$994	$926
Two years later	1,116	1,194	1,235	1,293	1,426	1,502	1,547	1,523	1,529
Three years later	1,378	1,455	1,519	1,626	1,758	1,845	1,896	1,857
Four years later	1,526	1,614	1,716	1,823	1,963	2,059	2,096
Five years later	1,623	1,717	1,823	1,945	2,096	2,176
Six years later	1,680	1,778	1,889	2,031	2,163
Seven years later	1,717	1,819	1,940	2,077
Eight years later	1,750	1,855	1,973
Nine years later	1,778	1,879
Ten years later	1,797

C. Net reserves re-estimated as of:
One year later	$2,120	$2,307	$2,528	$2,649	$2,817	$2,995	$3,112	$3,074	$3,310	$3,357
Two years later	2,083	2,263	2,377	2,546	2,743	2,871	2,893	3,042	3,197
Three years later	2,052	2,178	2,336	2,489	2,657	2,724	2,898	3,005
Four years later	2,010	2,153	2,299	2,452	2,578	2,776	2,907
Five years later	1,999	2,127	2,276	2,414	2,645	2,788
Six years later	1,992	2,122	2,259	2,469	2,662
Seven years later	1,994	2,111	2,298	2,491
Eight years later	1,986	2,147	2,318
Nine years later	2,018	2,165
Ten years later	2,034

D. Cumulative net redundancy as of:
One year later	$(62)	$(45)	$(80)	$(196)	$(160)	$(116)	$(244)	$(323)	$(188)	$(304)
Two years later	(99)	(89)	(231)	(299)	(234)	(240)	(463)	(355)	(301)
Three years later	(130)	(174)	(272)	(356)	(320)	(387)	(458)	(392)
Four years later	(172)	(199)	(309)	(393)	(399)	(335)	(449)
Five years later	(183)	(225)	(332)	(431)	(332)	(323)
Six years later	(190)	(230)	(349)	(376)	(315)
Seven years later	(188)	(241)	(310)	(354)
Eight years later	(196)	(205)	(290)
Nine years later	(164)	(187)
Ten years later	(148)

Net reserves re-estimated—latest	$2,034	$2,165	$2,318	$2,491	$2,662	$2,788	$2,907	$3,005	$3,197	$3,357
Re-estimated recoverable—latest	250	482	514	495	514	478	471	457	489	393
Gross liability re-estimated—latest	$2,284	$2,647	$2,832	$2,986	$3,176	$3,266	$3,378	$3,462	$3,686	$3,750

Cumulative gross redundancy	$(117)	$(218)	$(318)	$(400)	$(338)	$(363)	$(482)	$(463)	$(354)	$(346)

Asbestos and Environmental Reserves

We carried $134 million of net loss and loss expense reserves for asbestos and environmental claims as of year-end 2010, compared with $118 million for such claims as of year-end 2009. These amounts constitute 3.5 percent and 3.2 percent of total loss and loss expense reserves as of these year-end dates.

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

Due to these considerations, our actuarial staff elected to use a paid survival ratio method to estimate reserves for incurred but not yet reported asbestos and environmental claims. Although highly uncertain, reserve estimates obtained via this method have developed in a reasonably stable fashion since 2004. Since our exposure to such claims is limited, we believe the paid survival ratio method is sufficient. Reserves for asbestos and environmental claims increased in 2010 as a result of changes in the identification of asbestos and environmental losses and is not related to new or additional asbestos and environmental exposures.

Commercial Lines Insurance Segment Reserves

For the business lines in the commercial lines insurance segment, the following table shows the components of gross reserves among case, IBNR and loss expense reserves. Total gross reserves for the segment in total grew less than 1 percent from year-end 2009.

(In millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
	reserves	reserves	reserves	reserves	of total
At December 31, 2010
Commercial casualty	$966	$321	$533	$1,820	48.8%
Commercial property	130	13	32	175	4.7
Commercial auto	258	41	60	359	9.6
Workers' compensation	476	465	147	1,088	29.2
Specialty packages	80	2	10	92	2.5
Surety and executive risk	130	2	57	189	5.1
Machinery and equipment	1	3	1	5	0.1
Total	$2,041	$847	$840	$3,728	100.0%
At December 31, 2009
Commercial casualty	$1,044	$309	$540	$1,893	50.8%
Commercial property	84	15	31	130	3.5
Commercial auto	266	47	65	378	10.1
Workers' compensation	452	458	143	1,053	28.3
Specialty packages	68	5	10	83	2.2
Surety and executive risk	128	(2)	55	181	4.9
Machinery and equipment	2	3	1	6	0.2
Total	$2,044	$835	$845	$3,724	100.0%

The following table shows net reserve changes at year-end 2010, 2009 and 2008 by commercial line of business and accident year:

(In millions)	Commercial	Commercial	Commercial	Workers'	Specialty	Surety &	Machinery &
	casualty	property	auto	compensation	packages	exec risk	equipment	Totals
As of December 31, 2010
2009 accident year	$(105)	$(8)	$(22)	$(54)	$0	$14	$(1)	$(176)
2008 accident year	(51)	0	(9)	5	0	(6)	(1)	(62)
2007 accident year	(33)	(1)	(5)	(1)	(2)	(1)	0	(43)
2006 accident year	(5)	0	3	5	0	(3)	0	0
2005 accident year	0	(1)	(1)	(5)	(1)	(1)	0	(9)
2004 accident year	(4)	0	1	0	1	0	0	(2)
2003 and prior accident years	12	0	0	11	0	0	0	23
Deficiency/(redundancy)	$(186)	$(10)	$(33)	$(39)	$(2)	$3	$(2)	$(269)

Reserves estimated as of December 31, 2009	$1,605	$115	$374	$975	$81	$153	$5	$3,308
Reserves re-estimated as of December 31, 2010	1,419	105	341	936	79	156	3	3,039
Deficiency/(redundancy)	$(186)	$(10)	$(33)	$(39)	$(2)	$3	$(2)	$(269)

As of December 31, 2009
2008 accident year	$(89)	$(15)	$(13)	$(11)	$(4)	$(2)	$0	$(134)
2007 accident year	(36)	0	(5)	5	2	9	(1)	(26)
2006 accident year	(33)	4	(4)	2	0	(3)	(1)	(35)
2005 accident year	(17)	(1)	1	6	2	(5)	0	(14)
2004 accident year	3	(2)	0	6	1	0	0	8
2003 accident year	9	(1)	1	6	0	0	0	15
2002 and prior accident years	9	(1)	0	34	(1)	(2)	0	39
Deficiency/(redundancy)	$(154)	$(16)	$(20)	$48	$0	$(3)	$(2)	$(147)

Reserves estimated as of December 31, 2008	$1,559	$136	$385	$842	$82	$130	$7	$3,141
Reserves re-estimated as of December 31, 2009	1,405	120	365	890	82	127	5	2,994
Deficiency/(redundancy)	$(154)	$(16)	$(20)	$48	$0	$(3)	$(2)	$(147)

As of December 31, 2008
2007 accident year	$(93)	$0	$(7)	$(21)	$1	$14	$0	$(106)
2006 accident year	(55)	(7)	5	0	(1)	(2)	1	(59)
2005 accident year	(48)	(2)	(1)	5	(2)	(2)	0	(50)
2004 accident year	(27)	1	(4)	4	(2)	(3)	0	(31)
2003 accident year	(19)	0	1	6	0	(1)	0	(13)
2002 accident year	(4)	0	(2)	1	0	1	0	(4)
2001 and prior accident years	(11)	(2)	0	3	0	0	0	(10)
Deficiency/(redundancy)	$(257)	$(10)	$(8)	$(2)	$(4)	$7	$1	$(273)

Reserves estimated as of December 31, 2007	$1,565	$121	$383	$777	$76	$94	$8	$3,024
Reserves re-estimated as of December 31, 2008	1,308	111	375	775	72	101	9	2,751
Deficiency/(redundancy)	$(257)	$(10)	$(8)	$(2)	$(4)	$7	$1	$(273)

Overall favorable development for commercial lines reserves of $269 million in 2010 illustrated the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty and workers’ compensation. Favorable reserve development of $186 million for the commercial casualty line accounted for approximately 70 percent of the segment total in 2010, while favorable reserve development of $39 million for the workers’ compensation line accounted for approximately 15 percent of the segment total in 2010. Drivers of significant reserve development are discussed below.

•
Moderation in commercial casualty trend selections – We saw moderating loss cost trends continue in several commercial casualty coverages, most notably for umbrella coverage. A number of factors seem to have played a role, including a slow economic recovery, favorable court decisions, policy form restrictions, and claims department initiatives. Accordingly, it is not entirely clear whether these moderating loss cost trends will persist, and our actuaries have responded cautiously to these changes, electing to recognize improvements in trends used for estimating reserves in a progressive, incremental fashion.

•
Commercial casualty loss emergence – As in 2009, commercial multiple peril liability coverages contributed to favorable reserve development because both paid loss and reported loss emergence deviated favorably from projections. Actual paid losses in calendar year 2010 fell short of the amount projected at year-end 2009 by more than $20 million. Reported losses for accident years 2007 through 2009 also developed more favorably than expected, while reported loss development related to other accident years aligned more closely with expectations.

•
Commercial auto loss emergence – Similar to commercial casualty, commercial auto liability contributed to favorable development because both paid and reported loss emergence during calendar year 2010 was substantially less than expected. As of December 31, 2009 we expected reported loss emergence in the next 12 calendar months to be approximately $26 million; actual emergence was $17 million. Paid loss emergence was approximately 15 percent lower than expected at the prior year-end.

•
Workers’ compensation trends and initiatives – Favorable calendar year development was $39 million. Accident year 2009 contributed $54 million in favorable development while accident years 2003 and prior developed adversely by $11 million. Higher than anticipated trend continues to plague the older accident years causing us to raise our paid loss trend estimate for the second year in a row. However, projections of ultimate loss for accident years 2004-2008 held steady. The improvement in accident year 2009 is likely an early manifestation of several claims initiatives begun in the first part of 2010, as discussed in Commercial Lines Insurance Results of Operations, Commercial Lines of Business Analysis, Page 58.

 An examination of factors contributing to the remaining $9 million of commercial lines favorable reserve development, not accounted for by the commercial casualty, commercial auto and workers’ compensation lines, did not turn up any abnormal or unexpected variations. As noted in Critical Accounting Estimates, Key Assumptions - Loss Reserving, Page 43, our models predict that actual loss and loss expense emergence will differ from projections, and we do not attempt to monitor or identify such normal variations.

Personal Lines Insurance Segment Reserves

For the business lines in the personal lines insurance segment, the following table shows the components of gross reserves among case, IBNR and loss expense reserves. Total gross reserves for the segment in total were fairly stable, up approximately 1 percent from year-end 2009.

(In millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
	reserves	reserves	reserves	reserves	of total
At December 31, 2010
Personal auto	$126	$(1)	$28	$153	43.4%
Homeowner	73	21	17	111	31.4
Other personal	37	43	9	89	25.2
Total	$236	$63	$54	$353	100.0%
At December 31, 2009
Personal auto	$130	$(4)	$28	$154	44.2%
Homeowner	56	26	17	99	28.4
Other personal	45	42	9	96	27.4
Total	$231	$64	$54	$349	100.0%

The following table shows net reserve changes at year-end 2010, 2009 and 2008 by personal line of business and accident year:

(In millions)	Personal		Other
	auto	Homeowner	personal	Totals
As of December 31, 2010
2009 accident year	$(2)	$(3)	$(8)	$(13)
2008 accident year	(2)	(3)	(8)	(13)
2007 accident year	1	0	(3)	(2)
2006 accident year	(1)	0	(2)	(3)
2005 accident year	(1)	0	2	1
2004 accident year	(1)	0	(1)	(2)
2003 and prior accident years	(1)	0	(1)	(2)
Deficiency/(redundancy)	$(7)	$(6)	$(21)	$(34)

Reserves estimated as of December 31, 2009	$154	$89	$89	$332
Reserves re-estimated as of December 31, 2010	147	83	68	298
Deficiency/(redundancy)	$(7)	$(6)	$(21)	$(34)

As of December 31, 2009
2008 accident year	$(3)	$(2)	$(17)	$(22)
2007 accident year	(3)	3	(12)	(12)
2006 accident year	(1)	0	(10)	(11)
2005 accident year	1	0	(1)	0
2004 accident year	0	0	5	5
2003 accident year	0	(1)	2	1
2002 and prior accident years	0	0	(1)	(1)
Deficiency/(redundancy)	$(6)	$0	$(34)	$(40)

Reserves estimated as of December 31, 2008	$165	$82	$106	$353
Reserves re-estimated as of December 31, 2009	159	82	72	313
Deficiency/(redundancy)	$(6)	$0	$(34)	$(40)

As of December 31, 2008
2007 accident year	$11	$(1)	$(8)	$2
2006 accident year	(4)	(3)	(5)	(12)
2005 accident year	(9)	(1)	(8)	(18)
2004 accident year	(5)	(2)	(3)	(10)
2003 accident year	(3)	(1)	(4)	(8)
2002 accident year	(1)	0	(1)	(2)
2001 and prior accident years	(1)	0	(1)	(2)
Deficiency/(redundancy)	$(12)	$(8)	$(30)	$(50)

Reserves estimated as of December 31, 2007	$189	$77	$107	$373
Reserves re-estimated as of December 31, 2008	177	69	77	323
Deficiency/(redundancy)	$(12)	$(8)	$(30)	$(50)

Favorable development for personal lines segment reserves illustrates the potential for revisions inherent in estimating reserves. Several factors discussed in Commercial Lines Insurance Segment Reserves, Page 85, that contributed to commercial lines segment reserve development in 2010 also contributed to personal lines favorable reserve development, most notably the factors related to umbrella coverage in the other personal line of business.

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

Excess and Surplus Lines Insurance Segment Reserves

For the excess and surplus lines insurance segment, the following table shows the components of gross reserves among case, IBNR and loss expense reserves. Total gross reserves were up from year-end 2009 primarily due to the increase in premiums and exposures for this segment, as we discussed in Excess and Surplus Lines Insurance Results of Operations, Page 70. Favorable development during 2010 of $1 million for excess and surplus lines insurance segment reserves illustrates the potential for revisions inherent in estimating reserves. Factors affecting the modest favorable reserve development included the lack of a sufficiently long experience period on which to base reserve estimates.

(In millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	Gross
	reserves	reserves	reserves	Reserves
At December 31, 2010
Excess and surplus lines	$29	$10	$17	$56
At December 31, 2009
Excess and surplus lines	$10	$5	$7	$22

Life Insurance Policyholder Obligations and Reserves

Gross Life Insurance Policyholder Obligations

Our estimates of life, annuity and disability policyholder obligations reflect future estimated cash payments to be made to policyholders for future policy benefits, policyholders’ account balances and separate account liabilities. These estimates include death and disability income claims, policy surrenders, policy maturities, annuity payments, minimum guarantees on separate account products, commissions and premium taxes offset by expected future deposits and premiums on in-force contracts.

Our estimates of gross life, annuity and disability obligations do not reflect net recoveries from reinsurance agreements. Ceded life reinsurance receivables were $228 million at year-end 2010. As discussed in 2011 Reinsurance Programs, Page 90, we purchase reinsurance to mitigate our life insurance risk exposure. At year-end 2010, ceded death benefits represented approximately 47.2 percent of our total policy face amounts in force.

These estimated cash outflows are undiscounted with respect to interest. As a result, the sum of the cash outflows for all years of $3.848 billion (total of life insurance obligations) exceeds the liabilities recorded in life policy reserves and separate accounts for future policy benefits and claims of $2.692 billion (total of life insurance policy reserves and separate account policy reserves). Separate account policy reserves make up all but $3 million of separate accounts liabilities.

We have made significant assumptions to determine the estimated undiscounted cash flows of these policies and contracts that include mortality, morbidity, future lapse rates and interest crediting rates. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.

Life Insurance Reserves

Gross life policy reserves were $2.034 billion at year-end 2010, compared with $1.783 billion at year-end 2009. The increase was primarily due to reserves for deferred annuities. We establish reserves for traditional life insurance policies based on expected expenses, mortality, morbidity, withdrawal rates and investment yields, including a provision for uncertainty. Once these assumptions are established, they generally are maintained throughout the lives of the contracts. We use both our own experience and industry experience adjusted for historical trends in arriving at our assumptions for expected mortality, morbidity and withdrawal rates. We use our own experience and historical trends for setting our assumptions for expected expenses. We base our assumptions for expected investment income on our own experience adjusted for current economic conditions.

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

2011 Reinsurance Programs

A single large loss or an unexpected rise in claims severity or frequency due to a catastrophic event could present us with a liquidity risk. In an effort to control such losses, we avoid marketing property casualty insurance in specific geographic areas and monitor our exposure in certain coastal regions. An example of this would be our recent depopulation of homeowner policies in the southeastern coastal region. This area was identified as a major contributor to our catastrophe probable maximum loss estimates and has subsequently been greatly reduced. We also continually review aggregate exposures to huge disasters and purchase reinsurance protection to cover these exposures. We use the Risk Management Solutions (RMS) and Applied Insurance Research (AIR) models to evaluate exposures to a once-in-a-100 year and a once-in-a-250 year event to help determine appropriate reinsurance coverage programs. In conjunction with these activities, we also continue to evaluate information provided by our reinsurance broker. These various sources explore and analyze credible scientific evidence, including the impact of global climate change, which may affect our exposure under insurance policies.

To help determine appropriate reinsurance coverage for hurricane, earthquake, and tornado/hail exposures, we use the RMS and AIR models to estimate the probable maximum loss from a single event occurring in a one‐year period. The models are proprietary in nature, and the vendors that provide them periodically update the models, sometimes resulting in significant changes to their estimate of probable maximum loss. As of the end of 2010, both models indicated a hurricane event represents our largest amount of exposure to losses. The table below summarizes estimated probabilities and the corresponding probable maximum loss from a single event occurring in a one‐year period for that exposure, and indicates the effect of such losses on consolidated shareholders’ equity as of December 31, 2010. Net losses are net of reinsurance and income taxes. The modeled losses according to RMS in the table are based on their RiskLink version 10.0 catastrophe model and utilize a near‐term storm catalog methodology. The near-term storm catalog theory is a more conservative approach and places a higher weighting on the increased hurricane activity of the past several years, thus producing higher probable maximum loss projections than a longer term view. The modeled losses according to AIR in the table are based on their AIR Clasic/2 version 12 catastrophe model and utilize a long-term methodology. The AIR storm catalog includes decades of documented weather events used in simulations for probably maximum loss projections.

(Dollars in millions)	RMS			AIR
			Percent			Percent
	Gross	Net	of total	Gross	Net	of total
Probability	Losses	Losses	equity	Losses	Losses	equity
2.0% of a 1 in 50 year event	$369	$53	1.0%	$329	$51	1.0%
1.0% of a 1 in 100 year event	548	89	1.8	514	67	1.3
0.4% of a 1 in 250 year event	882	306	6.1	842	280	5.6
0.2% of a 1 in 500 year event	1,195	509	10.1	1,031	402	8.0

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

Primary components of the 2011 property and casualty reinsurance program include:

•
Property per risk treaty – The primary purpose of the property treaty is to provide capacity up to $25 million, adequate for the majority of the risks we write. It also includes protection for extra-contractual liability coverage losses. We retain the first $6 million of each loss. Losses between $6 million and $25 million are reinsured at 100 percent. The ceded premium is estimated at $32 million for 2011, compared with $36 million in 2010 and $35 million in 2009. The lower ceded premium for 2011 compared with 2010 is largely due to raising our loss retention of each loss from $5 million to $6 million.

•
Casualty per occurrence treaty – The casualty treaty provides capacity up to $25 million. Similar to the property treaty, it provides sufficient capacity to cover the vast majority of casualty accounts we insure and also includes protection for extra-contractual liability coverage losses. We retain the first $6 million of each loss. Losses between $6 million and $25 million are reinsured at 100 percent. The ceded premium is estimated at $37 million in 2011, similar to the $37 million paid in 2010 and $38 million in 2009.

•
Casualty excess treaties – We purchase a casualty reinsurance treaty that provides an additional $25 million in protection for certain casualty losses. This treaty, along with the casualty per occurrence treaty, provides a total of $50 million of protection for workers’ compensation, extra-contractual liability coverage and clash coverage losses, which would apply when a single occurrence involves multiple policyholders of The Cincinnati Insurance Companies or multiple coverages for one insured. The ceded premium is estimated at approximately $2 million in 2011, similar to the premium we paid in 2010 and 2009.

We purchase a second casualty excess treaty, which provides an additional $20 million in casualty loss coverage. This treaty also provides catastrophic coverage for workers’ compensation and extra-contractual liability coverage losses. The ceded premium is estimated at approximately $1 million for 2011, similar to the premium we paid in 2010 and 2009.

•
Property catastrophe treaty – To protect against catastrophic events such as wind and hail, hurricanes or earthquakes, we purchase property catastrophe reinsurance with a limit up to $500 million. For the 2011 treaty, ceded premiums are estimated at $49 million, similar to the $49 million in 2010 and $50 million in 2009. We retain the first $45 million of any loss and varying shares of losses up to $500 million:

o	38.5 percent of losses between $45 million and $70 million

o	17.6 percent of losses between $70 million and $105 million

o	5.0 percent of losses between $105 million and $200 million

o	11.3 percent of losses between $200 million and $300 million

o	6.5 percent of losses between $300 million and $400 million

o	5.0 percent of losses between $400 million and $500 million

After reinsurance, our maximum exposure to a catastrophic event that caused $500 million in covered losses would be $88 million compared with $104 million in 2010. The largest catastrophe loss in our history was Hurricane Ike in September 2008, which was estimated to be $142 million before reinsurance at December 31, 2010. The treaty contains one reinstatement provision.

Individual risks with insured values in excess of $25 million, as identified in the policy, are handled through a different reinsurance mechanism. We typically reinsure property coverage for individual risks with insured values between $25 million and $65 million under an automatic facultative agreement. For risks with property values exceeding $65 million, we negotiate the purchase of facultative coverage on an individual certificate basis. For casualty coverage on individual risks with limits exceeding $25 million, facultative reinsurance coverage is placed on an individual certificate basis. For risks with property or casualty limits which are between $25 million and $27 million, we sometimes forego facultative reinsurance and retain an additional $2 million of loss exposure.

Terrorism coverage at various levels has been secured in most of our reinsurance agreements. The broadest coverage for this peril is found in the property and casualty working treaties, the property per risk treaty and the casualty per occurrence treaty, which provide coverage for commercial and personal risks. Our property catastrophe treaty provides terrorism coverage for personal risks, and coverage for commercial risks with total insured values of $10 million or less. For insured values between $10 million and $25 million, there also may be coverage in the property working treaty.

A form of reinsurance is also provided through The Terrorism Risk Insurance Act of 2002 (TRIA). TRIA was originally signed into law on November 26, 2002, and extended on December 22, 2005, in a revised form, and extended again on December 26, 2007. TRIA provides a temporary federal backstop for losses related to the writing of the terrorism peril in property casualty insurance policies. TRIA now is scheduled to expire December 31, 2014. Under regulations promulgated under this statute, insurers are required to offer terrorism coverage for certain lines of property casualty insurance, including property, commercial multi-peril, fire, ocean marine, inland marine, liability, aircraft and workers’ compensation. In the event of a terrorism event defined by TRIA, the federal government would reimburse terrorism claim payments subject to the insurer’s deductible. The deductible is calculated as a percentage of subject written premiums for the preceding calendar year. Our deductible in 2010 was $369 million (20 percent of 2009 subject premiums), and we estimate it is $366 million (20 percent of 2010 subject premiums) in 2011.

Reinsurance protection for the company’s surety business is covered under separate treaties with many of the same reinsurers that write the property casualty working treaties.

The Cincinnati Specialty Underwriters Insurance Company, which began issuing insurance policies in 2008, has separate property and casualty reinsurance treaties for 2011 through The Cincinnati Insurance Company. Primary components of the treaties include:

•
Property per risk treaty – The property treaty provides limits up to $5 million, which is adequate capacity for the risk profile we insure. It also includes protection for extra-contractual liability coverage losses. The Cincinnati Specialty Underwriters Insurance Company retains the first $1 million of any policy loss. Losses between $1 million and $5 million are reinsured at 100 percent by The Cincinnati Insurance Company.

•
Casualty treaties – The casualty treaty is written on an excess of loss basis and provide limits up to $6 million, which is adequate capacity for the risk profile we insure. A second treaty layer of $5 million excess of $6 million is written to provide coverage for extra contractual obligations or clash exposures. The maximum retention for any one casualty loss is $1 million by The Cincinnati Specialty Underwriters Insurance Company. Losses between $1 million and $11 million are reinsured at 100 percent by The Cincinnati Insurance Company.

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

For property risks with limits exceeding $5 million or casualty risks with limits exceeding $6 million, underwriters place facultative reinsurance coverage on an individual certificate basis.

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

Safe Harbor Statement

This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in Item 1A, Risk Factors, Page 24. Although we often review or update our forward-looking statements when events warrant, we caution our readers that we undertake no obligation to do so.

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

o
Add assessments for guaranty funds, other insurance-related assessments or mandatory reinsurance arrangements; or that impair our ability to recover such assessments through future surcharges or other rate changes

o	Increase our provision for federal income taxes due to changes in tax law

o	Increase our other expenses

o	Limit our ability to set fair, adequate and reasonable rates

o	Place us at a disadvantage in the marketplace

o	Restrict our ability to execute our business model, including the way we compensate agents

•	Adverse outcomes from litigation or administrative proceedings

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

•	Events, such as an epidemic, natural catastrophe or terrorism, that could hamper our ability to assemble our workforce at our headquarters location

•	Difficulties with technology or data security breaches that could negatively affect our ability to conduct business and our relationships with agents, policyholders and others

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

Risks associated with the five asset classes described in Item 1, Investments Segment, Page 19, can be summarized as follows (H – high, A – average, L – low):

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

The final, less significant risk is our exposure to credit risk for a portion of the tax-exempt portfolio that has support from corporate entities. Examples are bonds insured by corporate bond insurers or bonds with interest payments made by a corporate entity through a municipal conduit/authority. Our decisions regarding these investments primarily consider the underlying municipal situation. The existence of third-party insurance is intended to reduce risk in the event of default. In circumstances in which the municipality is unable to meet its obligations, risk would be increased if the insuring entity were experiencing financial duress. Because of our diverse exposure and selection of higher-rated entities with strong financial profiles, we do not believe this is a material concern as we discuss in Item 1, Investments Segment, Page 19.

Interest Rate Sensitivity Analysis

Because of our strong surplus, long-term investment horizon and ability to hold most fixed-maturity investments to maturity, we believe the company is well positioned if interest rates were to rise. A higher rate environment would provide the opportunity to invest cash flow in higher-yielding securities, while reducing the likelihood of untimely redemptions of currently callable securities. While higher interest rates would be expected to increase the number of fixed-maturity holdings trading below 100 percent of book value, we believe lower fixed-maturity security values due solely to interest rate changes would not signal a decline in credit quality.

Our dynamic financial planning model uses analytical tools to assess market risks. As part of this model, the effective duration of the fixed-maturity portfolio is continually monitored by our investment department to evaluate the theoretical impact of interest rate movements.

The table below summarizes the effect of hypothetical changes in interest rates on the fixed-maturity portfolio:

(In millions)	Interest Rate Shift in Basis Points
	-200	-100	0	100	200
At December 31, 2010	$9,260	$8,814	$8,383	$7,964	$7,568

At December 31, 2009	$8,705	$8,279	$7,855	$7,428	$7,024

The effective duration of the fixed maturity portfolio was 5.0 years at year-end 2010, compared with 5.3 years at year-end 2009. A 100 basis point movement in interest rates would result in an approximately 5.0 percent change in the fair value of the fixed maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

Our equity holdings represented $3.041 billion in fair value and accounted for approximately 60 percent of the unrealized appreciation of the entire portfolio at year-end 2010. See Item 1, Investments Segment, Page 19, for additional details on our holdings.

The primary risks related to preferred stocks are similar to those related to investment grade corporate bonds. Rising interest rates adversely affect market values due to the normal inverse relationship between interest rates and bond prices. Credit risk exists due to the subordinate position of preferred stocks in the capital structure. We minimize this risk by primarily purchasing investment grade preferred stocks of issuers with a strong history of paying a common stock dividend.

Short-Term Investments

Our short-term investments historically consisted primarily of commercial paper, demand notes or bonds purchased within one year of maturity. In 2009, we made short-term investments primarily with funds to be used to make upcoming cash payments, such as taxes.

Application of Asset Impairment Policy

As discussed in Item 7, Critical Accounting Estimates, Asset Impairment, Page 44, our fixed-maturity and equity investment portfolios are evaluated differently for other-than-temporary impairments. The company’s asset impairment committee monitors a number of significant factors for indications that the value of investments trading below the carrying amount may not be recoverable. The application of our impairment policy resulted in OTTI charges that reduced our income before income taxes by $36 million in 2010, $131 million in 2009 and $510 million in 2008. Impairments are discussed in Item 7, Investment Results of Operations, Page 75.

We expect the number of securities trading below 100 percent of book value to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, book values for some securities have been revised due to impairment charges recognized in prior periods. At year-end 2010, 316 of the 2,671 securities we owned were trading below 100 percent of book value compared with 355 of the 2,505 securities we owned at year-end 2009 and 944 of the 2,233 securities we owned at year-end 2008.

The 316 holdings trading below book value at year-end 2010 represented 10.6 percent of invested assets and $49 million in unrealized losses.

•
312 of these holdings were trading between 90 percent and 100 percent of book value. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 312 securities was $1.124 billion at year-end 2010, and they accounted for $26 million in unrealized losses.

•
4 of these holdings were trading between 70 percent and 90 percent of book value. The fair value of these holdings was $101 million, and they accounted for $23 million in unrealized losses. These securities, which are being closely monitored, have been affected by a combination of factors including wider credit spreads driven primarily by the distress in the mortgage market, slumping real estate valuations, the effects of a slowing economy and the effects of higher interest rates on longer duration instruments. The majority of these securities are in the financial-related sectors.

•	No securities were trading below 70 percent of book value at year-end 2010.

The following table summarizes the length of time securities in the investment portfolio have been in a continuous unrealized gain or loss position.

(In millions)	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
At December 31, 2010
Fixed maturities:
States, municipalities and political subdivisions	$325	$9	$9	$1	$334	$10
Government-sponsored enterprises	133	1	-	-	133	1
Corporate securities	354	6	39	3	393	9
Subtotal	812	16	48	4	860	20
Equity securities:
Common equities	337	28	-	-	337	28
Preferred equities	5	-	23	1	28	1
Subtotal	342	28	23	1	365	29
Total	$1,154	$44	$71	$5	$1,225	$49

At December 31, 2009
Fixed maturities:
States, municipalities and political subdivisions	$196	$4	$29	$2	$225	$6
Government-sponsored enterprises	347	7	-	-	347	7
Short-term investments	1	-	-	-	1	-
Collateralized mortgage obligations	-	-	27	6	27	6
Corporate bonds	397	19	309	17	706	36
Total	941	30	365	25	1,306	55
Equity securities	65	3	415	26	480	29
Total	$1,006	$33	$780	$51	$1,786	$84

The following table summarizes the investment portfolio:

(Dollars in millions)	Number of issues	Book value	Fair value	Gross unrealized gain/loss	Gross investment income
At December 31, 2010
Taxable fixed maturities:
Trading below 70% of book value	0	$0	$0	$0	$0
Trading at 70% to less than 100% of book value	207	694	680	(14)	14
Trading at 100% and above of book value	1,118	4,445	4,853	408	267
Securities sold in current year	0	0	0	0	23
Total	1,325	5,139	5,533	394	304

Tax-exempt fixed maturities:
Trading below 70% of book value	0	0	0	0	0
Trading at 70% to less than 100% of book value	100	186	180	(6)	8
Trading at 100% and above of book value	1,153	2,563	2,670	107	111
Securities sold in current year	0	0	0	0	3
Total	1,253	2,749	2,850	101	122

Common equities:
Trading below 70% of book value	0	0	0	0	0
Trading at 70% to less than 100% of book value	5	365	337	(28)	14
Trading at 100% and above of book value	64	1,846	2,603	757	75
Securities sold in current year	0	0	0	0	1
Total	69	2,211	2,940	729	90

Preferred equities:
Trading below 70% of book value	0	0	0	0	0
Trading at 70% to less than 100% of book value	4	29	28	(1)	2
Trading at 100% and above of book value	20	46	73	27	4
Securities sold in current year	0	0	0	0	0
Total	24	75	101	26	6

Short-term investments:
Trading below 70% of book value	0	0	0	0	0
Trading at 70% to less than 100% of book value	0	0	0	0	0
Trading at 100% and above of book value	0	0	0	0	0
Securities sold in current year	0	0	0	0	0
Total	0	0	0	0	0

Portfolio summary:
Trading below 70% of book value	0	0	0	0	0
Trading at 70% to less than 100% of book value	316	1,274	1,225	(49)	38
Trading at 100% and above of book value	2,355	8,900	10,199	1,299	457
Investment income on securities sold in current year	0	0	0	0	27
Total	2,671	$10,174	$11,424	$1,250	$522

At December 31, 2009
Portfolio summary:
Trading below 70% of book value	9	$8	$5	$(3)	$1
Trading at 70% to less than 100% of book value	346	1,862	1,781	(81)	79
Trading at 100% and above of book value	2,150	7,666	8,776	1,110	391
Investment income on securities sold in current year	0	0	0	0	31
Total	2,505	$9,536	$10,562	$1,026	$502

Item 8.	Financial Statements and Supplementary Data

Responsibility for Financial Statements

We have prepared the consolidated financial statements of Cincinnati Financial Corporation and our subsidiaries for the year ended December 31, 2010, in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Deloitte & Touche LLP, our independent registered public accounting firm, audited the consolidated financial statements of Cincinnati Financial Corporation and subsidiaries for the year ended December 31, 2010. Its report is on Page 100. Deloitte’s auditors met with our audit committee to discuss the results of their examination. They have the opportunity to discuss the adequacy of internal controls and the quality of financial reporting without management present.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment was based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the company maintained effective internal control over financial reporting as of December 31, 2010. The assessment led management to conclude that, as of December 31, 2010, the company’s internal control over financial reporting was effective based on those criteria.

The company’s independent registered public accounting firm has issued an audit report on our internal control over financial reporting as of December 31, 2010. This report appears on Page 100.

/S/ Kenneth W. Stecher
Kenneth W. Stecher
President and Chief Executive Officer

/S/ Steven J. Johnston
Steven J. Johnston, FCAS, MAAA, CFA
Chief Financial Officer, Senior Vice President, Secretary and Treasurer

February 25, 2011

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Cincinnati Financial Corporation
Fairfield, Ohio

We have audited the accompanying consolidated balance sheets of Cincinnati Financial Corporation and subsidiaries (the company) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(c). We also have audited the company’s internal control over financial reporting as of December 31, 2010, based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the company changed its method of accounting for the recognition and presentation of other-than-temporary impairments in 2009.

/S/ Deloitte & Touche LLP
Cincinnati, Ohio
February 25, 2011

Cincinnati Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(In millions except per share data)	December 31,	December 31,
	2010	2009

ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2010—$7,888; 2009—$7,514)	$8,383	$7,855
Equity securities, at fair value (cost: 2010—$2,286; 2009—$2,016)	3,041	2,701
Short-term investments, at fair value (amortized cost: 2010—$0; 2009—$6)	-	6
Other invested assets	84	81
Total investments	11,508	10,643
Cash and cash equivalents	385	557
Investment income receivable	119	118
Finance receivable	73	75
Premiums receivable	1,015	995
Reinsurance receivable	572	675
Prepaid reinsurance premiums	18	15
Deferred policy acquisition costs	488	481
Land, building and equipment, net, for company use (accumulated depreciation: 2010—$352; 2009—$335)	229	251
Other assets	67	45
Separate accounts	621	585
Total assets	$15,095	$14,440

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$4,200	$4,142
Life policy reserves	2,034	1,783
Unearned premiums	1,553	1,509
Other liabilities	556	670
Deferred income tax	260	152
Note payable	49	49
Long-term debt	790	790
Separate accounts	621	585
Total liabilities	10,063	9,680

Commitments and contingent liabilities (Note 16)	—	—

SHAREHOLDERS' EQUITY
Common stock, par value—$2 per share; (authorized: 2010—500 million shares, 2009—500 million shares; issued: 2010—196 million shares, 2009—196 million shares)	393	393
Paid-in capital	1,091	1,081
Retained earnings	3,980	3,862
Accumulated other comprehensive income	769	624
Treasury stock at cost (2010—34 million shares, 2009—34 million shares)	(1,201)	(1,200)
Total shareholders' equity	5,032	4,760
Total liabilities and shareholders' equity	$15,095	$14,440

Accompanying notes are an integral part of these consolidated financial statements.

Cincinnati Financial Corporation and Subsidiaries

Consolidated Statements of Income

(In millions except per share data)	Years ended December 31,
	2010	2009	2008
REVENUES
Earned premiums	$3,082	$3,054	$3,136
Investment income, net of expenses	518	501	537
Fee revenues	4	3	3
Other revenues	9	9	10
Realized investment gains (losses), net
Other-than-temporary impairments on fixed maturity securities	(3)	(62)	(163)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	-	-	-
Other realized investment gains (losses), net	162	398	301
Total realized investment gains (losses), net	159	336	138
Total revenues	3,772	3,903	3,824

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	2,180	2,242	2,193
Underwriting, acquisition and insurance expenses	1,021	1,004	1,016
Other operating expenses	16	20	22
Interest expense	54	55	53
Total benefits and expenses	3,271	3,321	3,284

INCOME BEFORE INCOME TAXES	501	582	540

PROVISION (BENEFIT) FOR INCOME TAXES
Current	94	79	238
Deferred	30	71	(127)
Total provision for income taxes	124	150	111

NET INCOME	$377	$432	$429

PER COMMON SHARE
Net income—basic	$2.32	$2.66	$2.63
Net income—diluted	2.31	2.65	2.62

Accompanying notes are an integral part of these consolidated financial statements.

Cincinnati Financial Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In millions)					Accumulated		Total
	Common Stock				Other		Share-
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	holders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance December 31, 2007	166	$393	$1,049	$3,404	$2,151	$(1,068)	$5,929

Net income	-	-	-	429	-	-	429
Other comprehensive loss, net	-	-	-	-	(1,804)	-	(1,804)
Total comprehensive loss							(1,375)
Dividends declared	-	-	-	(254)	-	-	(254)
Stock options exercised	-	-	4	-	-	-	4
Stock-based compensation	-	-	15	-	-	-	15
Purchases	(4)	-	-	-	-	(139)	(139)
Other	-	-	1	-	-	1	2
Balance December 31, 2008	162	$393	$1,069	$3,579	$347	$(1,206)	$4,182

Balance December 31, 2008	162	$393	$1,069	$3,579	$347	$(1,206)	$4,182

Net income	-	-	-	432	-	-	432
Other comprehensive income, net	-	-	-	-	383	-	383
Total comprehensive income							815
Cumulative effect of change in accounting for other-than-temporary impairments as of April 1, 2009, net of tax	-	-	-	106	(106)	-	-
Dividends declared	-	-	-	(255)	-	-	(255)
Stock options exercised	-	-	-	-	-	1	1
Stock-based compensation	-	-	10	-	-	-	10
Other	-	-	2	-	-	5	7
Balance December 31, 2009	162	$393	$1,081	$3,862	$624	$(1,200)	$4,760

Balance December 31, 2009	162	$393	$1,081	$3,862	$624	$(1,200)	$4,760

Net income	-	-	-	377	-	-	377
Other comprehensive income, net	-	-	-	-	145	-	145
Total comprehensive income							522
Dividends declared	-	-	-	(259)	-	-	(259)
Stock options exercised	1	-	(2)	-	-	2	-
Stock-based compensation	-	-	11	-	-	-	11
Purchases	-	-	-	-	-	(10)	(10)
Other	-	-	1	-	-	7	8
Balance December 31, 2010	163	$393	$1,091	$3,980	$769	$(1,201)	$5,032

Accompanying notes are an integral part of these consolidated financial statements.

Cincinnati Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In millions)	Years ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$377	$432	$429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	41	38	32
Realized gains on investments	(159)	(336)	(138)
Stock-based compensation	11	10	15
Interest credited to contract holders	48	43	34
Deferred income tax (benefit) expense	30	71	(127)
Changes in:
Investment income receivable	(1)	(20)	26
Premiums and reinsurance receivable	80	148	43
Deferred policy acquisition costs	(23)	(12)	(17)
Other assets	3	10	5
Loss and loss expense reserves	58	56	119
Life policy reserves	113	110	67
Unearned premiums	44	(35)	(20)
Other liabilities	(18)	5	(25)
Current income tax receivable/payable	(73)	5	41
Net cash provided by operating activities	531	525	484
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	199	187	167
Call or maturity of fixed maturities	886	659	1,029
Sale of equity securities	273	1,247	2,052
Collection of finance receivables	29	30	36
Purchase of fixed maturities	(1,483)	(2,135)	(1,695)
Purchase of equity securities	(396)	(796)	(771)
Change in short-term investments, net	7	78	20
Investment in buildings and equipment, net	(17)	(42)	(36)
Investment in finance receivables	(27)	(34)	(17)
Change in other invested assets, net	-	(9)	(17)
Change in securities lending collateral invested	-	-	741
Net cash provided by (used in) investing activities	(529)	(815)	1,509
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(252)	(249)	(250)
Purchase of treasury shares	(10)	-	(139)
Change in notes payable	-	-	(20)
Proceeds from stock options exercised	-	-	4
Contract holders' funds deposited	170	162	25
Contract holders' funds withdrawn	(74)	(66)	(66)
Change in securities lending payable	-	-	(760)
Excess tax benefits on share-based compensation	2	-	-
Other	(10)	(9)	(4)
Net cash used in financing activities	(174)	(162)	(1,210)
Net change in cash and cash equivalents	(172)	(452)	783
Cash and cash equivalents at beginning of year	557	1,009	226
Cash and cash equivalents at end of period	$385	$557	$1,009

Supplemental disclosures of cash flow information:
Interest paid (net of capitalized interest: 2010—$0; 2009—$0; 2008—$3)	$53	$55	$53
Income taxes paid	167	74	197
Non-cash activities:
Conversion of securities	$5	$90	$25
Equipment acquired under capital lease obligations	-	15	2

Accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations

Cincinnati Financial Corporation operates through our insurance group and two complementary subsidiary companies.

The Cincinnati Insurance Company leads our standard market property casualty insurance group that also includes two subsidiaries: The Cincinnati Casualty Company and The Cincinnati Indemnity Company. This group markets a broad range of standard market business, homeowner and auto policies. The group provides quality customer service to our select group of 1,245 independent insurance agencies with 1,544 reporting locations across 39 states. Other subsidiaries of The Cincinnati Insurance Company include The Cincinnati Life Insurance Company, which markets life and disability income insurance and annuities, and The Cincinnati Specialty Underwriters Insurance Company, which began offering excess and surplus lines property and casualty insurance products in 2008.

The two complementary subsidiaries are CSU Producer Resources Inc., which offers insurance brokerage services to our independent agencies so their clients can access our excess and surplus lines insurance products, and CFC Investment Company (CFC-I), which offers commercial leasing and financing services to our agents, their clients and other customers.

Basis of Presentation

Our consolidated financial statements include the accounts of the parent and its subsidiaries, each of which are wholly owned, and are presented in conformity with accounting principles generally accepted in the United States of America (GAAP). All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Our actual results could differ from those estimates.

In the first quarter of 2010, we changed our presentation of earned premiums in our consolidated statements of income. We have summarized property casualty and life earned premiums to a single caption, “Earned premiums.” See Note 10, Reinsurance, Page 119, for further detail on property casualty and life earned premiums.

In the second quarter of 2010, we changed our presentation of long-term debt in our consolidated balance sheets. We have summarized the long-term debt to a single caption, “Long-term debt.” See Note 8, Senior Debt, Page 118, for further detail on interest rates, year of issue and maturity of our long-term debt.

In the fourth quarter of 2010, we revised our reportable segments to establish a separate reportable segment for excess and surplus lines. This segment includes results of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources. Historically, the excess and surplus lines results were reflected in Other. We began offering excess and surplus lines insurance products in 2008. Separating excess and surplus lines into a reportable segment allows readers to view this business in a manner similar to how it is managed internally when making operating decisions. Prior period data included in this annual report has been recasted to represent this new segment.

In the fourth quarter of 2010, we changed our presentation of other income in our consolidated statements of income. We have allocated the portion that primarily represents premium installment fees into a separate single caption, “Fee revenues.” Also, the remaining amount from the historic single caption, “Other income,” is presented as “Other revenues.”

Earnings per Share

Net income per common share is based on the weighted average number of common shares outstanding during each of the respective years. We calculate net income per common share (diluted) assuming the exercise of stock-based awards. We have adjusted shares and earnings per share to reflect all stock splits and dividends prior to December 31, 2010.

Stock-Based Compensation

We grant qualified and non-qualified stock-based compensation under authorized plans. The stock options vest ratably over three years following the date of grant and are exercisable over 10-year periods. In 2010, the committee approved a mix of stock options and restricted stock units for stock-based awards. See Note 17, Stock-Based Associate Compensation Plans, Page 125, for further details.

Employee Benefit Pension Plan

We sponsor a defined benefit pension plan that was modified during 2008. We froze entry into the pension plan, and only participants 40 years of age or older could elect to remain in the plan. Our pension expense is based on certain actuarial assumptions and also is composed of several components that are determined using the projected unit credit actuarial cost method. Refer to Note 13, Employee Retirement Benefits, Page 121 for more information regarding our defined benefit pension plan.

Property Casualty Insurance

Property casualty written premiums are deferred and recorded as earned premiums on a pro rata basis over the terms of the policies. We record as unearned premiums the portion of written premiums that applies to unexpired policy terms. The expenses associated with issuing insurance policies – primarily commissions, premium taxes and underwriting costs – are deferred and amortized over the terms of the policies. We assess recoverability of deferred acquisition costs at the segment level, consistent with the ways we acquire, service and manage insurance and measure profitability. We analyze our acquisition cost assumptions periodically to reflect actual experience and we test for potential premium deficiencies.

A premium deficiency is recorded when the sum of expected loss and loss adjustment expenses, expected policyholder dividends, unamortized acquisition costs and maintenance costs exceeds the total of unearned premiums and anticipated investment income. A premium deficiency is first recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency is greater than unamortized acquisition costs, a liability is accrued for the excess deficiency. We did not record a premium deficiency for the three years ended 2010, 2009 and 2008.

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

The consolidated property casualty companies actively write property casualty insurance through independent agencies in 39 states. Our 10 largest states generated 67.1 percent and 68.1 percent of total earned premiums in 2010 and 2009. Ohio, our largest state, accounted for 20.5 percent and 21.0 percent of total earned premiums in 2010 and 2009. Georgia, Illinois, Indiana, Michigan, North Carolina, Pennsylvania and Virginia each accounted for between 4 percent and 9 percent of total earned premiums in 2010. Our largest single agency relationship accounted for approximately 1.2 percent of the company's total earned premiums in 2010.

Policyholder Dividends

Certain workers’ compensation policies include the possibility of a policyholder earning a return of a portion of its premium in the form of a policyholder dividend. The dividend generally is calculated by determining the profitability of a policy year along with the associated premium. We reserve for all probable future policyholder dividend payments. We incur policyholder dividends as underwriting, acquisition and insurance expenses.

Contingent Commission Accrual

We base the contingent commission accrual estimate on property casualty underwriting results. Contingent commissions are paid to agencies using a formula that takes into account agency profitability, premium volume and other factors, such as prompt monthly payment of amounts due to the company. The contingent commission accrual of $77 million in 2010 contributed 2.6 percentage points to the property casualty combined ratio. Contingent commission accruals for 2009 and 2008 were $81 million and $75 million, respectively.

Life and Health Insurance

We offer several types of life insurance and disability income insurance, and we account for each according to the duration of the contract. Short-duration contracts are written to cover claims that arise during a short, fixed term of coverage. We generally have the right to change the amount of premium charged or cancel the coverage at the end of each contract term. Group life insurance is an example. We record premiums for short-duration contracts similarly to property casualty contracts.

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

We carry the assets of separate account BOLIs at fair value. The liabilities on separate account BOLIs primarily are the contract holders’ claims to the related assets and are carried at an amount equal to the contract holders’ account value. At December 31, 2010, the current fair value of the BOLI invested assets and cash exceeded the current fair value of the contract holders’ account value by approximately $15 million. If the BOLI projected fair value were to fall below the value we guaranteed, a liability would be established by a charge to the company’s earnings.

Generally, investment income and realized investment gains and losses of the separate accounts accrue directly to the contract holder, and we do not include them in the Consolidated Statements of Income. Revenues and expenses related to separate accounts consist of contractual fees and mortality, surrender and expense risk charges. Also, each separate account BOLI includes a negotiated capital gain and loss sharing arrangement with the company. A percentage of each separate account’s realized capital gain and loss representing contract fees and assessments accrues to us and is transferred from the separate account to our general account and is recognized as revenue or expense.

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

Both reinsurance assumed and ceded premiums are deferred and recorded as earned premiums on a pro rata basis over the terms of the contract. We estimate loss amounts recoverable from our reinsurers based on the reinsurance policy terms. Historically, our claims with reinsurers have been paid. We do not have an allowance for uncollectible reinsurance.

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

On April 1, 2009, we adopted a subsection of Accounting Standards Codification (ASC) 320, Recognition and Presentation of Other-Than-Temporary Impairments (OTTI). Our invested asset impairment policy states that fixed maturities the company (1) intends to sell or (2) are more likely than not will be required to sell before recovery of their amortized cost basis are deemed to be other-than-temporarily impaired. The book value of any such securities is reduced to fair value as the new cost basis, and a realized loss is recorded in the period in which it is recognized. When these two criteria are not met, and the company believes that full collection of interest and/or principal is not likely, we determine the net present value of future cash flows by using the effective interest rate implicit in the security at the date of acquisition as the discount rate and compare that amount to the amortized cost and fair value of the security. The difference between the net present value of the expected future cash flows and amortized cost of the security is considered a credit loss and recognized as a realized loss in the period in which it occurred. The difference between the fair value and the net present value of the cash flows of the security, the non credit loss, is recognized in other comprehensive income as an unrealized loss. With the adoption of this subsection of ASC 320 in the second quarter of 2009, we recognized a cumulative effect adjustment of $106 million, net of tax, to reclassify the non-credit component of previously recognized impairments by increasing retained earnings and reducing accumulated other comprehensive income (AOCI).

ASC 320 does not allow retrospective application of the new other-than-temporary impairment model. Our consolidated statements of income for the year ended December 31, 2010 and 2009, are not measured on the same basis as December 31, 2008 and, accordingly, these amounts are not comparable.

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

Included within our other invested assets are $40 million of life policy loans, $28 million of venture capital fund investments and $5 million of investments in real estate. Life policy loans are carried at the receivable value, which approximates fair value. We use the equity method of accounting for venture capital fund investments. The venture capital funds provide their financial statements to us and generally report investments on their balance sheets at fair value. Investment in real estate consists of one office building that is carried at cost less accumulated depreciation.

We include the non credit portion of fixed maturities and all other unrealized gains and losses on investments, net of taxes, in shareholders’ equity as AOCI. Realized gains and losses on investments are recognized in net income based on the trade date accounting method.

Investment income consists mainly of interest and dividends. We record interest on an accrual basis and record dividends at the ex-dividend date. We amortize premiums and discounts on fixed-maturity securities using the effective interest method over the expected life of the security.

Fair Value Disclosures

We account for our investment portfolio at fair value and apply fair value measurements as defined by ASC 820, Fair Value Measurements and Disclosures, to financial instruments. Fair value is applicable to ASC 320, Investments-Debt and Equity Securities, ASC 815, Derivatives and Hedging, and ASC 825, Financial Instruments.

Fair Value Measurements defines fair value as the exit price or the amount that would be (1) received to sell an asset or (2) paid to transfer a liability in an orderly transaction between marketplace participants at the measurement date. When determining an exit price, we rely upon observable market data whenever possible. We primarily base fair value for investments in equity and fixed-maturity securities (including redeemable preferred stock and assets held in separate accounts) on quoted market prices or on prices from FT Interactive Data, an outside resource that supplies global securities pricing, dividend, corporate action and descriptive information to support fund pricing, securities operations, research and portfolio management. When a price is not available from these sources, as in the case of securities that are not publicly traded, we determine the fair value using various inputs including quotes from independent brokers. The fair value of investments not priced by FT Interactive Data is less than 1 percent of the fair value of our total investment portfolio. See Note 3, Fair Value Measurements, Page 114, for further details.

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

Derivative Financial Instruments and Hedging Activities

We account for derivative financial instruments as defined by ASC 815, Derivatives and Hedging. The hedging definitions included in ASC 815 guide our recognition of the changes in the fair value of derivative financial instruments as realized gains or losses in the consolidated statements of income or as a component of AOCI in shareholder’s equity in the period for which they occur.

Securities Lending Program

During the third quarter of 2008, we terminated our securities lending program.

Lease/Finance

Our leasing subsidiary provides auto and equipment direct financing (leases and loans) to commercial and individual clients. We generally transfer ownership of the property to the client as the terms of the leases expire. Our lease contracts contain bargain purchase options. We record income over the financing term using the effective interest method. Finance receivables are reviewed for impairment on a quarterly basis. Impairment of our finance receivables are considered insignificant to our consolidated financial condition, results of operations and cash flows.

We capitalize and amortize lease or loan origination costs over the life of the financing using the effective interest method. These costs may include, but are not limited to: finder fees, broker fees, filing fees and the cost of credit reports. We account for these leases and loans as direct financing-type leases.

Land, Building and Equipment

We record land at cost, and record building and equipment at cost less accumulated depreciation. Certain equipment held under capital leases also is classified as property and equipment with the related lease obligations recorded as liabilities. Our depreciation is based on estimated useful lives (ranging from three years to 39½ years) using straight-line and accelerated methods. Depreciation expense was $40 million in 2010, $48 million in 2009, and $35 million in 2008. We monitor land, building and equipment for potential impairments. Potential impairments may include a significant decrease in the fair values of the assets, considerable cost overruns on projects or a change in legal factors or business climate, or other factors that indicate that the carrying amount may not be recoverable. There were no recorded land, building and equipment impairments for 2010, 2009 or 2008.

We capitalize and amortize costs for internally developed computer software during the application development stage. These costs generally consist of external consulting, payroll and payroll-related costs.

Income Taxes

We calculate deferred income tax liabilities and assets using tax rates in effect for the time when temporary differences in financial statement income and taxable income are expected to reverse. We recognize deferred income taxes for numerous temporary differences between our taxable income and financial statement income and other changes in shareholders’ equity. Such temporary differences relate primarily to unrealized gains and losses on investments and differences in the recognition of deferred acquisition costs and insurance reserves. We charge deferred income taxes associated with unrealized appreciation and depreciation (except the amounts related to the effect of income tax rate changes) to shareholders’ equity in AOCI. We charge deferred taxes associated with other differences to income.

See Note 11, Income Taxes, Page 120, for further detail on our uncertain tax positions. Although no Internal Revenue Service (IRS) penalties currently are accrued, if incurred, they would be recognized as a component of income tax expense. Accrued IRS interest expense is recognized as other operating expense in the consolidated statements of income.

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

•
In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU 2010-26 modifies the definitions of the type of costs incurred by insurance entities that can be capitalized in the successful acquisition of new and renewal insurance contracts. ASU 2010-26 requires incremental direct costs of successful contract acquisition as well as certain costs related to underwriting, policy issuance and processing, medical and inspection and sales force contract selling for successful contract acquisition to be capitalized. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. The effective date of ASU 2010-26 is for interim and annual reporting periods beginning after December 15, 2011. The ASU has not yet been adopted, and we are currently evaluating the impact this ASU will have on our company’s financial position, cash flows or results of operations.

Adopted Accounting Standards

•
In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 does not change any of the fundamentals of GAAP, but it does explain certain clarifications made to the guidance on embedded derivatives and hedging. We have adopted ASU 2010-08, effective for the first reporting period after issuance and for fiscal years beginning after December 15, 2009. It did not have a material impact on our company’s financial position, cash flows or results of operations.

•
In February 2010, the FASB issued ASU 2010-09, Subsequent Events. ASU 2010-09 removes the requirement for U.S. Securities and Exchange Commission (SEC) filers to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. We have adopted ASU 2010-09, effective for the first reporting period after issuance. It did not have a material impact on our company’s financial position, cash flows or results of operations.

•
In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 will improve transparency in financial reporting for companies that hold financing receivables, which include loans, lease receivables and other long-term receivables. The additional disclosures required by ASU 2010-20 are effective for interim and annual reporting periods ending on or after December 15, 2010. The ASU did not have a material impact on our company’s financial position, cash flows or results of operations.

2.	Investments

The following table analyzes investment income, realized investment gains and losses and the change in unrealized investment gains and losses:

(In millions)	Years ended December 31,
	2010	2009	2008
Investment income summarized by investment category:
Interest on fixed maturities	$423	$402	$326
Dividends on equity securities	99	100	204
Other investment income	4	7	14
Total	526	509	544
Less investment expenses	8	8	7
Total	$518	$501	$537

Realized investment gains and losses summary:
Fixed maturities:
Gross realized gains	$25	$15	$4
Gross realized losses	(12)	(30)	(36)
Other-than-temporary impairments	(3)	(62)	(163)
Equity securities:
Gross realized gains	174	624	1,020
Gross realized losses	0	(162)	(280)
Other-than-temporary impairments	(33)	(69)	(347)
Securities with embedded derivatives	10	27	(38)
Other	(2)	(7)	(22)
Total	$159	$336	$138

Change in unrealized investment gains and losses and other summary:
Fixed maturities	$154	$734	$(296)
Equity securities	70	(134)	(2,455)
Adjustment to deferred acquisition costs and life policy reserves	(9)	(24)	19
Pension obligations	3	(14)	(15)
Other	5	28	(34)
Income taxes on above	(78)	(207)	977
Total	$145	$383	$(1,804)

At December 31, 2010, contractual maturity dates for fixed-maturity and short-term investments were:

(Dollars in millions)	Amortized	Fair	% of fair
	cost	value	value
Maturity dates occurring:
Less than 1 year	$277	$283	3.4%
Years 1 - 5	2,527	2,682	32.0
Years 6 - 10	3,619	3,923	46.8
Years 11 - 20	1,236	1,258	15.0
Over 20 years	229	237	2.8
Total	$7,888	$8,383	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2010, investments with book value of $81 million and fair value of $85 million were on deposit with various states in compliance with regulatory requirements.

The following table analyzes cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our invested assets, along with the amount of cumulative non-credit OTTI losses transferred to AOCI in accordance with ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments, for securities that also had a credit impairment:

(In millions)	Cost or
	amortized	Gross unrealized		Fair	OTTI in
At December 31, 2010	cost	gains	losses	value	AOCI
Fixed maturities:
States, municipalities and political subdivisions	$3,043	$110	$10	$3,143	$-
Convertibles and bonds with warrants attached	69	-	-	69	-
United States government	4	1	-	5	-
Government-sponsored enterprises	201	-	1	200	-
Foreign government	3	-	-	3	-
Corporate securities	4,568	404	9	4,963	-
Subtotal	7,888	515	20	8,383	$-
Equity securities:
Common equities	2,211	757	28	2,940
Preferred equities	75	27	1	101
Subtotal	2,286	784	29	3,041	NA
Total	$10,174	$1,299	$49	$11,424

At December 31, 2009
Fixed maturities:
States, municipalities and political subdivisions	$3,007	$128	$6	$3,129	$-
Convertibles and bonds with warrants attached	91	-	-	91	-
United States government	4	-	-	4	-
Government-sponsored enterprises	354	-	7	347	-
Foreign government	3	-	-	3	-
Short-term investments	6	-	-	6	-
Collateralized mortgage obligations	37	-	6	31	-
Corporate bonds	4,018	268	36	4,250	-
Total	$7,520	$396	$55	$7,861	$-
Equity securities	$2,016	$714	$29	$2,701	NA

The unrealized investment gains at December 31, 2010, were largely due to a net gain position in our fixed income portfolio of $495 million and a net gain position in our common stock portfolio of $729 million. The two primary contributors to the net gain position were The Procter & Gamble Company (NYSE:PG) and Exxon Mobil Corporation (NYSE:XOM) common stocks, which had a combined net gain position of $237 million. At December 31, 2010, we had $69 million fair value of hybrid securities included in fixed maturities that follow ASC 815-15-25, Accounting for Certain Hybrid Financial Instruments. The hybrid securities are carried at fair value, and the changes in fair value are included in realized investment gains and losses.

The table below provides fair values and unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss position:

(In millions)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31, 2010	value	losses	value	losses	value	losses
Fixed maturities:
States, municipalities and political subdivisions	$325	$9	$9	$1	$334	$10
Government-sponsored enterprises	133	1	-	-	133	1
Corporate securities	354	6	39	3	393	9
Subtotal	812	16	48	4	860	20
Equity securities:
Common equities	337	28	-	-	337	28
Preferred equities	5	-	23	1	28	1
Subtotal	342	28	23	1	365	29
Total	$1,154	$44	$71	$5	$1,225	$49

At December 31, 2009
Fixed maturities:
States, municipalities and political subdivisions	$196	$4	$29	$2	$225	$6
Government-sponsored enterprises	347	7	-	-	347	7
Short-term investments	1	-	-	-	1	-
Collateralized mortgage obligations	-	-	27	6	27	6
Corporate bonds	397	19	309	17	706	36
Total	941	30	365	25	1,306	55
Equity securities	65	3	415	26	480	29
Total	$1,006	$33	$780	$51	$1,786	$84

Net realized gains were $159 million for the year ended December 31, 2010 compared with net realized gains of $336 million and $138 million in 2009 and 2008, respectively. The net realized investment gains for the year ended December 31, 2010 were largely due to the sale of Verisk (NYSE: VRSK), contributing $128 million.

Other-than-temporary Impairment Charges

The following table provides the amount of OTTI charges:

(In millions)	Years ended December 31,
	2010	2009	2008
Fixed maturities	$3	$62	$163
Equity securities	33	69	347
Total	$36	$131	$510

For the year ended December 31, 2010 and 2009, there were no credit losses on fixed-maturity securities for which a portion of OTTI has been recognized in other comprehensive income.

During 2010, we impaired 15 securities. At December 31, 2010, 17 fixed-maturity investments with a total unrealized loss of $4 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed maturity investments were trading below 70 percent of book value. Three equity investments with a total unrealized loss of $1 million had been in an unrealized loss position for 12 months or more as of December 31, 2010. Of that total, no equity investments were trading below 70 percent of book value.

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

When determining OTTI charges for our fixed-maturity portfolio, management places significant emphasis on whether issuers of debt are current on contractual payments and whether future contractual amounts are likely to be paid. As required by ASC 320 effective April 1, 2009, our invested asset impairment policy for fixed-maturity securities states that OTTI is considered to have occurred (1) if we intend to sell the impaired fixed maturity security; (2) if it is more likely than not we will be required to sell the fixed maturity security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. If we intend to sell or it is more likely than not we will be required to sell, the book value of any such securities is reduced to fair value as the new cost basis, and a realized loss is recorded in the period in which it is recognized. When we believe that full collection of interest and/or principal is not likely, we determine the net present value of future cash flows by using the effective interest rate implicit in the security at the date of acquisition as the discount rate and compare that amount to the amortized cost and fair value of the security. The difference between the net present value of the expected future cash flows and amortized cost of the security is considered a credit loss and recognized as a realized loss in the period in which it occurred. The difference between the fair value and the net present value of the cash flows of the security, the non-credit loss, is recognized in other comprehensive income as an unrealized loss.

With the adoption of ASC 320 in the second quarter of 2009, we recognized a cumulative effect adjustment of $106 million, net of tax, to reclassify the non-credit component of previously recognized impairments by increasing retained earnings and reducing AOCI. ASC 320 does not allow retrospective application of the new OTTI model. Our consolidated statements of income for the year ended December 31, 2010 and 2009, are not measured on the same basis as December 31, 2008, and, accordingly, these amounts are not comparable.

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

For each of our equity securities in an unrealized loss position at December 31, 2010, we applied the objective quantitative and qualitative criteria of our invested asset impairment policy for OTTI. Our long-term equity investment philosophy, emphasizing companies with strong indications of paying and growing dividends, combined with our strong surplus, liquidity and cash flow, provides us the ability to hold these investments through what we believe to be slightly longer recovery periods occasioned by the recession and historic levels of market volatility. Based on the individual qualitative and quantitative factors, as discussed above, we evaluate and determine an expected recovery period for each security. A change in the condition of a security can warrant impairment before the expected recovery period. If the security has not recovered cost within the expected recovery period, the security is impaired.

3.	Fair Value Measurements

Fair Value Hierarchy

In accordance with fair value measurements and disclosures, we categorized our financial instruments, based on the priority of the observable and market-based data for valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest observable input that has a significant impact on fair value measurement is used. Our valuation techniques have not changed since December 31, 2009, and ultimately management determines fair value.

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

The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis for the years ended December 31, 2010 and 2009. We do not have any material liabilities carried at fair value. There were also no significant transfers between Level 1 and Level 2.

(In millions)	Asset fair value measurements at December 31, 2010 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, available for sale:
Corporate securities	$-	$4,943	$20	$4,963
Convertibles and bonds with warrants attached	-	69	-	69
Foreign government	-	3	-	3
United States government	5	-	-	5
Government-sponsored enterprises	-	200	-	200
States, municipalities and political subdivisions	-	3,139	4	3,143
Subtotal	5	8,354	24	8,383
Common equities, available for sale	2,940	-	-	2,940
Preferred equities, available for sale	-	96	5	101
Taxable fixed maturities separate accounts	-	606	2	608
Top Hat Savings Plan	9	-	-	9
Total	$2,954	$9,056	$31	$12,041

(In millions)	Asset fair value measurements at December 31, 2009 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, available for sale:
Corporate securities	$-	$4,314	$27	$4,341
Foreign government	-	3	-	3
U.S. Treasury and U.S. government agencies	4	347	-	351
Collateralized mortgage obligations	-	31	-	31
States, municipalities and political subdivisions	-	3,125	4	3,129
Taxable fixed maturities separate accounts	-	555	-	555
Subtotal	4	8,375	31	8,410
Common equities, available for sale	2,474	134	-	2,608
Preferred equities, available for sale	-	88	5	93
Short-term investments	-	6	-	6
Top Hat Savings Plan	7	-	-	7
Total	$2,485	$8,603	$36	$11,124

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the table below by security type with a summary of changes in fair value for the year ended December 31, 2010 and 2009. As of December 31, 2010 and 2009, total Level 3 assets were less than 1 percent of financial assets measured at fair value. At December 31, 2010, total fair value of assets priced with broker quotes and other non-observable market inputs for the fair value measurements and disclosures was $31 million.

The following tables explain changes to Level 3 securities during 2010 and 2009:

(In millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	Taxable fixed maturities- separate accounts	States, municipalities and political subdivisions fixed maturities	Common equities	Preferred equities	Total
Beginning balance, January 1, 2010	$27	$-	$4	$-	$5	$36
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-	-	-
Included in other comprehensive income	2	-	-	-	-	2
Purchases, sales, issuances, and settlements	(3)	2	-	-	-	(1)
Transfers into Level 3	4	-	-	-	-	4
Transfers out of Level 3	(10)	-	-	-	-	(10)
Ending balance, December 31, 2010	$20	$2	$4	$-	$5	$31

(In millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Taxable fixed maturities	Taxable fixed maturities- separate accounts	Tax-exempt fixed maturities	Common equities	Preferred equities	Total
Beginning balance, January 1, 2009	$50	$6	$5	$64	$22	$147
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-	(3)	(3)
Included in other comprehensive income	-	-	-	(3)	5	2
Purchases, sales, issuances, and settlements	5	-	(1)	(61)	(4)	(61)
Transfers in and/or out of Level 3	(28)	(6)	-	-	(15)	(49)
Ending balance, December 31, 2009	$27	$-	$4	$-	$5	$36

For the year ended December 31, 2010, one Level 3 corporate fixed-maturity security was purchased for $5 million and two corporate fixed-maturity securities were sold for approximately $1 million. There were also two corporate fixed-maturity securities that matured during the period for approximately $7 million. As a result of these purchases, sales, issuances and settlements, corporate fixed-maturity securities decreased $3 million.

4.	Deferred Acquisition Costs

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

(In millions)	Years ended December 31,
	2010	2009	2008
Deferred policy acquisition costs asset, beginning of year	$481	$509	$461
Capitalized deferred policy acquisition costs	676	650	649
Amortized deferred policy acquisition costs	(653)	(638)	(632)
Amortized shadow deferred policy acquisition costs	(16)	(40)	31
Deferred policy acquisition costs asset, end of year	$488	$481	$509

There were no premium deficiencies recorded in the reported consolidated statements of income, as the sum of the anticipated loss and loss adjustment expenses, policyholder dividends, maintenance expenses and underwriting expenses did not exceed the related unearned premiums and anticipated investment income.

5.	Property Casualty Loss and Loss Expenses

This table summarizes our consolidated property casualty loss and loss expense reserves:

(In millions)	Years ended December 31,
	2010	2009	2008
Gross loss and loss expense reserves, January 1,	$4,096	$4,040	$3,925
Less reinsurance receivable	435	542	528
Net loss and loss expense reserves, January 1,	3,661	3,498	3,397
Net incurred loss and loss expenses related to:
Current accident year	2,319	2,274	2,379
Prior accident years	(304)	(188)	(323)
Total incurred	2,015	2,086	2,056
Net paid loss and loss expenses related to:
Current accident year	939	929	976
Prior accident years	926	994	979
Total paid	1,865	1,923	1,955

Net loss and loss expense reserves, December 31,	3,811	3,661	3,498
Plus reinsurance receivable	326	435	542
Gross loss and loss expense reserves, December 31,	$4,137	$4,096	$4,040

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial management and is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends, that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate.

Because of changes in estimates of insured events in prior years, we decreased the provision for prior accident years’ loss and loss expenses by $304 million, $188 million and $323 million in calendar years 2010, 2009 and 2008. These decreases are partly due to the effects of settling reported (case) and unreported (IBNR) reserves established in prior years for amounts less than expected. The reserve for loss and loss expenses in the consolidated balance sheets also includes $63 million at December 31, 2010, and $46 million for both 2009 and 2008, for certain life and health loss reserves.

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

(In millions)	At December 31,
	2010	2009
Ordinary/traditional life	$628	$579
Universal life	459	450
Deferred annuities	730	539
Investment contracts	200	197
Other	17	18
Total gross reserves	$2,034	$1,783

Reserves for deferred annuities and other investment contracts were $930 million and $736 million at December 31, 2010, and December 31, 2009, respectively. Fair value for these deferred annuities and investment contracts was $933 million and $737 million at December 31, 2010, and December 31, 2009, respectively. Fair values of liabilities associated with certain investment contracts are calculated based upon internally developed models because active, observable markets do not exist for those items. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers as of December 31, 2010, to account for non-performance risk; (2) the rate of interest credited to policyholders is the portfolio net earned interest rate less a spread for expenses and profit; and (3) additional lapses occur when the credited interest rate is exceeded by an assumed competitor credited rate, which is a function of the risk-free rate of the economic scenario being modeled. The fair value of life policy loans outstanding principal and interest approximated $46 million, compared with book value of $40 million reported in the consolidated balance sheets at December 31, 2010. The fair value of life policy loans outstanding principal and interest approximated $44 million, compared with book value of $40 million reported in the consolidated balance sheets as of December 31, 2009.

7.	Notes Payable

At December 31, 2010 and 2009, we had two lines of credit with commercial banks with an aggregate borrowing capacity of $225 million. Our note payable balance, which approximates fair value, was $49 million at year-end 2010 and at year-end 2009. The $75 million line of credit expires August of 2011. The $150 million line of credit with a $49 million balance expires July of 2012. We had no compensating balance requirements on short-term debt for either 2010 or 2009. The interest rate charged on our borrowings was a fixed 2.58 percent during 2010.

8.	Senior Debt

This table summarizes the principal amounts of our long-term debt excluding unamortized discounts:

(In millions)			Book value		Principal amount
			December 31,	December 31,	December 31,	December 31,
Interest rate	Year of issue		2010	2009	2010	2009

6.900%	1998	Senior debentures, due 2028	$28	$28	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	371	371	374	374
		Total	$790	$790	$793	$793

The fair value of our senior debt approximated $783 million at year-end 2010 compared with $740 million at year-end 2009. Fair value for 2010 and 2009 was determined under ASC 820 based on market pricing of these or similar debt instruments that are actively trading. Fair value can vary with macroeconomic concerns. Regardless of the fluctuations in fair value, the outstanding principal amount of our long-term debt remained unchanged from year-end 2009. None of the notes are encumbered by rating triggers.

9.	Shareholders’ Equity and Dividend Restrictions

Our insurance subsidiary declared dividends to the parent company of $220 million in 2010, $50 million in 2009 and $160 million in 2008. State regulatory requirements restrict the dividends insurance subsidiaries can pay. Generally, the most our insurance subsidiary can pay without prior regulatory approval is the greater of 10 percent of policyholder surplus or 100 percent of statutory net income for the prior calendar year. Dividends exceeding these limitations may be paid only with approval of the insurance department of the domiciliary state. During 2011, the total that our lead subsidiary may pay in dividends is approximately $378 million.

As of December 31, 2010, 6 million shares of common stock were available for future equity award grants.

Declared cash dividends per share were $1.59, $1.57 and $1.56 for the years ended December 31, 2010, 2009 and 2008, respectively.

Accumulated Other Comprehensive Income

The change in AOCI includes changes in unrealized gains and losses on investments and pension obligations as follows:

(In millions)	Years ended December 31,
	2010			2009			2008
	Before	Income		Before	Income		Before	Income
	tax	tax	Net	tax	tax	Net	tax	tax	Net
Accumulated unrealized gains on investments available for sale and other at January 1,	$1,012	$345	$667	$570	$189	$381	$3,336	$1,161	$2,175

(Decrease)/increase in unrealized gains	387	136	251	936	330	606	(2,618)	(915)	(1,703)
Cumulative effect of change in accounting for other-than-temporary impairments	0	0	0	(163)	(57)	(106)	0	0	0
Reclassification adjustment for (gains) losses included in net income	(159)	(56)	(103)	(336)	(119)	(217)	(138)	(53)	(85)
Adjustment to deferred acquisition costs and life policy reserves	(8)	(3)	(5)	5	2	3	(10)	(4)	(6)
Effect on other comprehensive income	220	77	143	442	156	286	(2,766)	(972)	(1,794)
Accumulated unrealized gains on investments available for sale and other at December 31,	$1,232	$422	$810	$1,012	$345	$667	$570	$189	$381

Accumulated unrealized losses for pension obligations at January 1,	$(66)	$(23)	$(43)	$(52)	$(18)	$(34)	$(37)	$(13)	$(24)
Change in pension obligations	3	1	2	(14)	(5)	(9)	(15)	(5)	(10)
Accumulated unrealized losses for pension obligations at December 31,	$(63)	$(22)	$(41)	$(66)	$(23)	$(43)	$(52)	$(18)	$(34)

Accumulated other comprehensive income at January 1,	$946	$322	$624	$518	$171	$347	$3,299	$1,148	$2,151
Unrealized investment gains and losses and other adjustments	220	77	143	442	156	286	(2,766)	(972)	(1,794)
Change in pension obligations	3	1	2	(14)	(5)	(9)	(15)	(5)	(10)
Accumulated other comprehensive income at December 31,	$1,169	$400	$769	$946	$322	$624	$518	$171	$347

10.	Reinsurance

Our consolidated statements of income include earned consolidated property casualty insurance premiums on assumed and ceded business:

(In millions)	Years ended December 31,
	2010	2009	2008
Direct earned premiums	$3,080	$3,068	$3,175
Assumed earned premiums	10	12	13
Ceded earned premiums	(166)	(169)	(178)
Net earned premiums	$2,924	$2,911	$3,010

Our consolidated statements of income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

(In millions)	Years ended December 31,
	2010	2009	2008
Direct incurred loss and loss expenses	$2,003	$2,135	$2,172
Assumed incurred loss and loss expenses	11	10	5
Ceded incurred loss and loss expenses	(4)	(63)	(126)
Net incurred loss and loss expenses	$2,010	$2,082	$2,051

For the year ended December 31, 2010, a reserve reduction occurred in our USAIG pool. Therefore, direct and ceded incurred loss and loss expenses were reduced by $33 million, so there was no effect on net incurred loss and loss expenses.

Our consolidated statements of income include earned life insurance premiums on assumed and ceded business:

(In millions)	Years ended December 31,
	2010	2009	2008
Direct earned premiums	$211	$196	$180
Assumed earned premiums	0	0	0
Ceded earned premiums	(53)	(53)	(54)
Net earned premiums	$158	$143	$126

Our consolidated statements of income include life insurance contract holders’ benefits incurred on assumed and ceded business:

(In millions)	Years ended December 31,
	2010	2009	2008
Direct contract holders' benefits incurred	$233	$201	$175
Assumed contract holders' benefits incurred	0	0	0
Ceded contract holders' benefits incurred	(63)	(41)	(33)
Net incurred loss and loss expenses	$170	$160	$142

11.	Income Taxes

Deferred tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the consolidated balance sheets at December 31 were as follows:

(In millions)	At December 31,
	2010	2009
Deferred tax assets:
Loss and loss expense reserves	$182	$182
Unearned premiums	107	104
Investments	31	40
Other	34	31
Total	354	357
Deferred tax liabilities:
Unrealized investment gains and losses	(411)	(332)
Deferred acquisition costs	(157)	(152)
Other	(46)	(25)
Total	(614)	(509)
Net deferred tax liability	$(260)	$(152)

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its subsidiaries. As of December 31, 2010, we had no operating or capital loss carry forwards.

The differences between the 35 percent statutory income tax rate and our effective income tax rate were as follows:

	Years ended December 31,
	2010	2009	2008
Tax at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(7.2)	(6.5)	(6.2)
Dividend received exclusion	(3.8)	(3.4)	(8.9)
Other	0.8	0.6	0.8
Effective rate	24.8%	25.7%	20.7%

Unrecognized Tax Benefits

As a result of positions taken in our federal tax returns filed with the IRS, we believe it is more likely than not that tax positions for which we previously carried a liability for unrecognized tax benefits will be sustained upon examination by the IRS.

Below is the unrecognized tax benefit for the years ended December 31:

(In millions)	Years ended December 31,
	2010	2009	2008
Gross unrecognized tax benefits at January 1,	$0	$2	$14
Gross increase in prior year positions	0	0	3
Gross decrease in prior year positions	0	(2)	0
Gross increase in current year positions	0	0	2
Settlements with tax authorities	0	0	(17)
Gross unrecognized tax benefits at December 31,	$0	$0	$2

In December 2010, we reached agreement with the IRS settling all issues related to the 2007 and 2008 tax years. As a result of this IRS agreement, there is no liability for unrecognized tax benefits as of December 31, 2010. Tax year 2009 has not been audited by the IRS and remains open for examination.

In addition to our IRS filings, we file income tax returns with immaterial amounts in various state jurisdictions.

12.	Net Income Per Common Share

Basic earnings per share are computed based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding. We have adjusted shares and earnings per share to reflect all stock splits and dividends prior to December 31, 2010.

Here are calculations for basic and diluted earnings per share:

(In millions except per share data)	Years ended December 31,
	2010	2009	2008
Numerator:
Net income—basic and diluted	$377	$432	$429

Denominator:
Weighted-average common shares outstanding	162,777,695	162,595,041	163,150,329
Effect of stock based awards	496,796	271,822	212,080
Adjusted diluted weighted-average shares	163,274,491	162,866,863	163,362,409

Earnings per share:
Basic	$2.32	$2.66	$2.63
Diluted	2.31	2.65	2.62

Number of anti-dilutive stock based awards	9,538,350	9,875,411	9,781,652
Exercise price of anti-dilutive stock based awards	$26.58-45.26	$25.08-45.26	$25.08-45.26

The current sources of dilution of our common shares are certain equity-based awards as discussed in Note 17 Stock-Based Associate Compensation Plans, Page 125. The above table shows the number of anti-dilutive stock-based awards at year-end 2010, 2009 and 2008. We did not include these stock-based awards in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.
13.	Employee Retirement Benefits

We sponsor a defined benefit pension plan and a defined contribution plan (401(k) savings plan). During 2008, we changed the form of retirement benefit we offer some associates to a company match on contributions to the 401(k) plan from the defined benefit pension plan. In addition, we froze entry into the pension plan for new associates as of June 30, 2008. Only participants 40 years of age or older as of August 31, 2008, could elect to continue to participate. For participants who left the pension plan, benefit accruals were frozen as of August 31, 2008. We transferred $60 million of the pension plan’s accumulated benefit obligation during 2008 to an intermediary spin-off plan to facilitate the partial curtailment and settlement for these participants. For participants remaining in the pension plan, we continue to contribute to fund future benefit obligations. Benefits for the defined benefit pension plan are based on years of credited service and compensation level. Contributions are based on the prescribed method defined in the Pension Protection Act. Our pension expense is based on certain actuarial assumptions and also is composed of several components that are determined using the projected unit credit actuarial cost method.

Matching contributions to our sponsored 401(k) plan, which we began making during 2008, totaled $8 million, $7 million and $3 million during the years 2010, 2009 and 2008. Associates who are not accruing benefits under the pension plan are eligible to receive the company match of up to 6 percent of cash compensation. We also pay all operating expenses for the 401(k) plan. Participants vest in the company match for the 401(k) plan and Top Hat Savings Plan after three years of eligible service.

We also maintain a supplemental executive retirement plan (SERP) with liabilities of approximately $6 million at year-end 2010 and $5 million at year-end 2009, which are included in the obligation and expense amounts. The company also makes available to a select group of associates the Cincinnati Financial Corporation Top Hat Savings Plan, a non-qualified deferred compensation plan.

For SERP participants who chose to leave the defined benefit pension plan, SERP benefit accruals were frozen as of December 31, 2008. During 2009, the frozen accrued SERP benefit for those participants, collectively amounting to approximately $1 million, transferred to the Top Hat Savings Plan. Beginning in 2009, for these associates, the company began matching deferrals to the Top Hat Savings Plan up to the first 6 percent of an associate’s compensation that exceeds the compensation limit specified by the Internal Revenue Code of 1986, as amended.

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

Defined Benefit Pension Plan Assumptions

Key assumptions used in developing the 2010 net pension obligation were a 5.85 percent discount rate for the qualified plan and a 5.55 percent discount rate for our SERP and rates of compensation increases ranging from 3.50 percent to 5.50 percent. To determine the discount rate for each plan, a hypothetical diversified portfolio of actual domestic Aa rated bonds were chosen to provide payments approximately matching the plan’s expected benefit payments. A single interest rate for each plan was determined based on the anticipated yield of the constructed portfolio. We decreased the rate by 0.25 percentage points for the qualified plan and by 0.55 percentage points for the SERP due to market interest rate conditions at year-end 2010. Compensation increase assumptions reflect anticipated rates of inflation, real return on wage growth and merit and promotional increases.

Key assumptions used in developing the 2010 net pension expense were a 6.10 percent discount rate; an 8.00 percent expected return on plan assets and rates of compensation increases ranging from 4.00 percent to 6.00 percent. The 8.00 percent return on plan assets assumption is consistent with current expectations of inflation and based partially on the fact that our common stock holdings pay dividends. We believe this rate is representative of the expected long-term rate of return on these assets. These assumptions were consistent with the prior year, except that the discount rate was increased by 0.10 percentage points due to market interest rate conditions at the beginning of the year. We based the rates of compensation increase on the company’s historical data.

The weighted-average assumptions used to determine benefit obligations at December 31 follows:

	Qualified Pension Plan		SERP
	2010	2009	2010	2009
Discount rate	5.85%	6.10%	5.55%	6.10%
Rate of compensation increase	3.50-5.50	4.00-6.00	3.50-5.50	4.00-6.00

Benefit obligation activity using an actuarial measurement date for our qualified plan and SERP at December 31 follows:

(In millions)	At December 31,
	2010	2009
Change in projected benefit obligation:
Benefit obligation at beginning of year	$221	$206
Service cost	10	10
Interest cost	14	12
Actuarial loss	6	2
Benefits paid	(6)	(7)
Settlement	0	(2)
Projected benefit obligation at end of year	$245	$221

Accumulated benefit obligation	$213	$186

Change in plan assets:
Fair value of plan assets at beginning of year	$144	$118
Actual return on plan assets	20	0
Employer contributions	25	33
Benefits paid	(6)	(7)
Fair value of plan assets at end of year	$183	$144

Unfunded status:
Unfunded status at end of year	$(62)	$(77)

A reconciliation follows of the funded status for our qualified plan and SERP at the end of the measurement period to the amounts recognized in the consolidated balance sheets at December 31:

(In millions)	At December 31,
	2010	2009
Pension amounts recognized in the consolidated balance sheets consists of:
Other liabilities	$(62)	$(77)
Total	$(62)	$(77)

Amounts recognized in accumulated other comprehensive income not yet recognized as a component of net periodic benefit costs consist of:
Net actuarial loss	$60	$63
Prior service cost	3	3
Total	$63	$66

We evaluate our pension plan assumptions annually and update them as necessary. The discount rate assumptions for our benefit obligation generally track with high grade corporate bond yields and yearly adjustments reflect any changes to those bond yields. We believe the expected return on plan assets is representative of the expected long-term rate of return on these assets. Our compensation increase assumptions reflect anticipated rates of inflation, real return on wage growth and merit and promotional increases.

Here is a summary of the weighted-average assumptions we use to determine our net expense for the plan:

	Qualified Pension Plan			SERP
	2010	2009	2008	2010	2009	2008
Discount rate	6.10%	6.00%	6.25%	6.10%	6.00%	6.25%
Expected return on plan assets	8.00	8.00	8.00	n/a	n/a	n/a
Rate of compensation increase	4.00-6.00	4.00-6.00	4.00-6.00	4.00-6.00	4.00-6.00	4.00-6.00

Here are the components of our net periodic benefit cost, as well as other changes in plan assets and benefit obligations recognized in other comprehensive income for our qualified plan and SERP at December 31:

(In millions)	Years ended December 31,
	2010	2009	2008
Service cost	$10	$10	$14
Interest cost	14	12	17
Expected return on plan assets	(14)	(12)	(16)
Amortization of actuarial loss, prior service cost and transition asset	2	1	2
Curtailment	0	0	3
Settlement	0	0	27
Net periodic benefit cost	$12	$11	$47

(In millions)	Years ended December 31,
	2010	2009	2008
Current year actuarial loss	$0	$15	$73
Recognition of actuarial (loss) gain	(2)	0	(54)
Recognition of prior service cost	(1)	(1)	(4)
Total recognized in other comprehensive income	$(3)	$14	$15

The total recognized in net periodic benefit cost and other comprehensive income was $9 million, $25 million and $62 million for the years ended December 31, 2010, 2009 and 2008, respectively. The estimated costs to be amortized from AOCI into net periodic benefit cost over the next year for our plans are a $3 million actuarial loss and a $1 million prior service cost.

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

Excluding cash, during 2010 we allocated approximately 70 percent of the pension portfolio to highly observable domestic equity investments, which reflect the long-term time horizon of pension obligations. The remainder of the portfolio is allocated approximately 16 percent to domestic fixed-maturity investments and approximately 12 percent to taxable municipal bonds. The remaining 2 percent is allocated to preferred equities. At December 31, 2010, we had $9 million of cash on hand, with carrying value approximating fair value. Our shift to fixed maturities during the year was to increase the duration of the portfolio, diversify the types of credit risk and to better match our liability risks which is consistent with our strategy. Our corporate and municipal bond portfolio is investment grade. The plan does not engage in derivative transactions.

Investments in securities traded on a national securities exchange are valued at the last reported sales price on the last business day of the year. Investments in securities that are traded in active markets are valued on quoted market prices at December 31, 2010 and 2009. Investments in securities that are not actively traded are valued based on pricing models for which the inputs have been corroborated by market data at December 31, 2010 and 2009.

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

Refer to Note 3, Fair Value Measurements, Page 114 for valuation techniques and categorization of financial instruments within the pension plan assets. The methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement.

The following table illustrates the fair value hierarchy for those assets measured at fair value on a recurring basis for period ended December 31, 2010 and 2009. The pension plan does not have any assets categorized as Level 3. There have been no transfers between Level 1 and Level 2 for the period ended December 31, 2010 and 2009.

(In millions)	Asset fair value measurements at December 31, 2010 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, available for sale:
Corporate securities	$-	$27	$-	$27
States, municipalities and political subdivisions	-	21	-	21
Total fixed maturities, available for sale	-	48	-	48
Common equities, available for sale	122	-	-	122
Preferred equities, available for sale	4	-	-	4
Total	$126	$48	$-	$174

(In millions)	Asset fair value measurements at December 31, 2009 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Money market fund	$23	$-	$-	$23
Fixed maturities, available for sale:
Corporate securities	-	28	-	28
States, municipalities and political subdivisions	-	1	-	1
Total fixed maturities, available for sale	-	29	-	29
Common equities, available for sale	89	-	-	89
Preferred equities, available for sale	3	-	-	3
Total	$115	$29	$-	$144

Our pension plan assets included 642,113 shares of the company’s common stock, which had a fair value of $20 million and $17 million at December 31, 2010 and 2009, respectively. The defined benefit pension plan did not purchase or sell any shares of our common stock during 2010 and 2009. The company paid $1 million in cash dividends on our common stock to the pension plan in both 2010 and 2009.

On February 1, 2011, we contributed $35 million to our qualified plan. We also expect to pay $2 million to the SERP during 2011. We expect to make the following benefit payments for our qualified plan and SERP, reflecting expected future service:

(In millions)	Years ended December 31,
For the years ended December 31,	2011	2012	2013	2014	2015	2016 - 2020
Expected future benefit payments	$17	$20	$21	$16	$16	$121

14.	Statutory Accounting Information (unaudited)

Insurance companies use statutory accounting practices (SAP) as prescribed by regulatory authorities. The primary differences between SAP and GAAP include:

•	valuation of unrealized investment gains and losses,

•	expensing of policy acquisition costs,

•	actuarial assumptions for life insurance reserves and

•	deferred income taxes based on differences in statutory and taxable income.

Statutory net income and capital and surplus are determined in accordance with SAP prescribed or permitted by insurance regulatory authorities for five legal entities, our insurance subsidiary and its four insurance subsidiaries. Statutory capital and surplus for our insurance subsidiary, The Cincinnati Insurance Company, includes capital and surplus of its four insurance subsidiaries. The statutory net income and statutory surplus are presented below:

(In millions)	SAP Net Income (Loss)			Capital and Surplus
	Years ended December 31,			At December 31,
	2010	2009	2008	2010	2009
The Cincinnati Insurance Company	$318	$339	$194	$3,777	$3,648
The Cincinnati Casualty Company	10	29	16	269	254
The Cincinnati Indemnity Company	2	8	2	70	67
The Cincinnati Specialty Underwriters Insurance Company	1	(7)	(38)	172	168
The Cincinnati Life Insurance Company	15	15	(70)	303	300

15.	Transactions with Affiliated Parties

We paid certain officers and directors, or insurance agencies of which they are shareholders, commissions of approximately $6 million, $6 million and $6 million on premium volume of approximately $36 million, $36 million and $38 million for 2010, 2009 and 2008, respectively.

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

The company and its subsidiaries also are occasionally involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers’ compensation insurance policies, erroneous coding of municipal tax locations and excessive premium charges for uninsured motorist coverage. The company’s insurance subsidiaries also are occasionally parties to individual actions in which extra-contractual damages, punitive damages or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. From time to time, the company also becomes aware of incidents that could result in liability, with or without litigation or regulatory action, for example, data processing errors by third-party vendors servicing certain of our employee benefit plans.

On a quarterly basis, we review these outstanding matters. Under current accounting guidance, we establish accruals when it is probable that a loss has been incurred and we can reasonably estimate its potential exposure. The company accounts for such probable and estimable losses, if any, through the establishment of legal expense reserves. Based on our quarterly review, we believe that our accruals for probable and estimable losses are reasonable and that the amounts accrued do not have a material effect on our consolidated financial condition or results of operations. However, if any one or more of these matters results in a judgment against us or settlement for an amount that is significantly greater than the amount accrued, the resulting liability could have a material effect on the company’s consolidated results of operations or cash flows. Based on our quarterly review, for any other matter for which the risk of loss is more than remote we are unable to reasonably estimate the potential loss or establish a reasonable range of loss.

17.	Stock-Based Associate Compensation Plans

We currently have four equity compensation plans that together permit us to grant various types of equity awards. We currently grant incentive stock options, non-qualified stock options, service-based restricted stock units and performance-based restricted stock units, including some with market-based performance objectives, under our shareholder-approved plans. We also have a Holiday Stock Plan that permits annual awards of one share of common stock to each full-time associate for each full calendar year of service up to a maximum of 10 shares. One of our equity compensation plans permits us to grant stock to our outside directors as a component of their annual compensation.

Stock-based compensation cost after tax was $8 million, $7 million and $11 million for the years ended December 31, 2010, 2009 and 2008, respectively. Options exercised during the year ended December 31, 2010 and 2009, had intrinsic value less than $1 million. The total intrinsic value of options exercised during the year ended December 31, 2008, was $1 million. (Intrinsic value is the market price less the exercise price.) Options vested during the year ended December 31, 2010, had total intrinsic value of $1 million. Options vested during the years ended 2009 and 2008 had intrinsic value less than $1 million.

As of December 31, 2010, we had $11 million of unrecognized total compensation cost related to non-vested stock options and restricted stock unit awards. That cost will be recognized over a weighted-average period of 1.8 years.

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

•	Weighted-average expected term is based on historical experience of similar awards with consideration for current exercise trends.

•	Expected volatility is based on our stock price over a historical period that approximates the expected term.

•	Dividend yield is determined by dividing the annualized per share dividend by the stock price on the date of grant.

•	Risk-free rates are the implied yield currently available on U.S. Treasury issues with a remaining term approximating the expected term.

During 2010, we granted stock-based awards to associates and issued our common stock to eligible associates under our Holiday Bonus Plan. No stock based awards were granted to associates during 2009. The following weighted average assumptions were used for option grants issued during 2010 and 2008 in determining fair value:

	2010	2009	2008
Weighted - average expected term	8 years	n/a	7-9 years
Expected volatility	27.11-27.16%	n/a	20.58-28.52%
Dividend yield	5.41-5.94%	n/a	3.99-6.22%
Risk-free rates	3.49-3.52%	n/a	3.29-3.84%
Weighted-average fair value of options granted during the period	$5.13	n/a	$6.50

Here is a summary of options information:

(Dollars in millions, shares in thousands)	Shares	Weighted- average exercise price	Aggregate intrinsic value
Outstanding at January 1, 2010	9,875	$36.67
Granted	902	26.60
Exercised	(11)	26.74
Forfeited	(1,076)	28.99
Outstanding at December 31, 2010	9,690	36.59	$9

Options exercisable at end of period	8,298	$37.92	$3

Cash received from the exercise of options was less than $1 million for the years ended December 31, 2010 and 2009 and $4 million for the year ended December 31, 2008. We did not realize a tax benefit on options exercised for the years ended December 31, 2010, 2009 and 2008.

Options outstanding and exercisable consisted of the following at December 31, 2010:

(Shares in thousands)
	Options outstanding				Options exercisable
Range of exercise prices	Shares	Weighted-average remaining contractual life		Weighted- average exercise price	Shares	Weighted- average exercise price
$25.00 to $29.99	1,677	8.42	yrs	$26.59	526	$26.57
$30.00 to $34.99	2,931	1.12	yrs	33.41	2,931	33.41
$35.00 to $39.99	1,973	4.39	yrs	38.75	1,732	38.75
$40.00 to $44.99	1,868	4.52	yrs	42.55	1,868	42.55
$45.00 to $49.99	1,241	4.91	yrs	45.26	1,241	45.26
Total	9,690	4.19	yrs	36.59	8,298	37.92

The weighted-average remaining contractual life for exercisable awards as of December 31, 2010, was 3.5 years. A total of 16.9 million shares are authorized to be granted under the shareholder-approved plans. At December 31, 2010, 6.0 million shares were available for future issuance under the plans. During 2009, our shareholders approved the Directors’ Stock Plan of 2009, which authorizes 300,000 shares to be granted to our directors. During 2010 we granted 31,310 shares of common stock to our directors for 2009 board service fees. We currently issue new shares or use treasury shares for stock-based compensation award issues or exercises.

Restricted Stock Units

Service and performance-based restricted stock units are granted to associates at fair value of the shares on the date of grant less the present value of the dividends that holders of restricted stock units will not receive on the shares underlying the restricted stock units during the vesting period. Service-based restricted stock units cliff vest three years after the date of grant.

If certain performance conditions are attained, performance-based restricted stock units vest on the first day of March after a three-calendar-year performance period. Quarterly, management reviews and determines the likelihood that the company will achieve the conditions for the outstanding groups of performance restricted stock units and recognizes related compensation costs in accordance with ASC 718, Compensation, Stock Compensation.

We have market-based awards for which we recognize compensation costs in accordance with ASC 718. These awards vest according to the level of total shareholder return achieved compared to a peer group over a three-year period. These awards are valued using a Monte-Carlo valuation on the date of grant, which uses a risk-neutral framework to model future stock price movements based upon the risk-free rate of return, the volatility of each peer and the correlations of each peer being modeled. Compensation cost is recognized regardless of whether the market-based performance objective has been satisfied, resulting in shares not being issued. We make assumptions to develop the Monte-Carlo model as follows:

•
Correlation coefficients are based upon the price data used to calculate the historical volatilities. The correlation coefficients are used to model the way in which each entity tends to move in relation to each other.

•
Expected volatility is based on our stock price over a historical period that approximates the expected term. We have used the historical volatilities over a range of 2.76-2.86 years for 2010 grants and 3.13 years for 2008 grants.

•
Dividend yield has been modeled assuming that the holder of the award is not entitled to receive dividends that are paid during the performance period. Dividend yield range from 5.41%-5.94% for 2010 grants and 5.87% for 2008 grants.

•
Risk-free rates are equal to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill that is commensurate with the performance period. Risk free rates used range from 1.43%-1.50% for 2010 grants and 1.58% for 2008 grants.

Here is a summary of restricted stock unit information for 2010:

(Shares in thousands)	Service-based nonvested shares	Weighted- average grant- date fair value	Performance-based nonvested shares	Weighted- average grant- date fair value
Nonvested at January 1, 2010	597	$31.60	121	$29.93
Granted	290	22.27	52	23.97
Exercised	(158)	40.34	0	0.00
Forfeited	(13)	25.97	0	0.00
Cancelled	0	0.00	(24)	40.74
Nonvested at December 31, 2010	716	26.00	149	26.08

18.	Segment Information

We operate primarily in two industries, property casualty insurance and life insurance. We regularly review our reporting segments to make decisions about allocating resources and assessing performance:

•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Excess and Surplus lines property casualty insurance

•	Life insurance

•	Investment operations

As discussed in Note 1, we revised our reportable segments during the fourth quarter of 2010 to establish a separate reportable segment for excess and surplus lines. This will allow readers to view this business in a manner similar to how it is managed internally when making operating decisions. This new segment includes results of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources. Historically, the excess and surplus lines results were reflected in Other. Prior period data included in this annual report has been adjusted to represent this new segment.

We report as Other the non-investment operations of the parent company and its non-insurer subsidiary, CFC Investment Company. Also included in 2009 and 2008 results for this segment are the operations of a former subsidiary, CinFin Capital Management.

Revenues come primarily from unaffiliated customers:

•	All four insurance segments record revenues from insurance premiums earned. Life insurance segment revenues also include separate account investment management fees.

•
Fee revenues for the commercial and personal insurance segments primarily represent installment fees. Previously the fee revenues were reflected in Other. Prior period data included in this annual report has been adjusted to reflect this new presentation.

•	Our investment operations’ revenues are pretax net investment income plus realized investment gains and losses.

•	Other revenues are primarily finance/lease income.

Income or loss before income taxes for each segment is reported based on the nature of that business area’s operations:

•	Income before income taxes for the insurance segments is defined as underwriting income or loss.

o
For commercial lines, personal lines and excess and surplus insurance segments, we calculate underwriting income or loss by recording premiums earned minus loss and loss expenses and underwriting expenses incurred.

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

Identifiable assets are used by each segment in its operations. We do not separately report the identifiable assets for the commercial, personal or excess and surplus lines segments because we do not use that measure to analyze the segments. We include all investment assets, regardless of ownership, in the investment operations segment.

This table summarizes segment information:

(In millions)	Years ended December 31,
	2010	2009	2008
Revenues:
Commercial lines insurance
Commercial casualty	$693	$712	$763
Commercial property	489	485	487
Commercial auto	384	394	411
Workers' compensation	311	326	375
Specialty packages	149	147	144
Surety and executive risk	95	104	107
Machinery and equipment	33	31	29
Commercial lines insurance premiums	2,154	2,199	2,316
Fee revenue	2	2	2
Total commercial lines insurance	2,156	2,201	2,318

Personal lines insurance
Personal auto	337	319	325
Homeowner	289	276	277
Other personal lines	95	90	87
Personal lines insurance premiums	721	685	689
Fee revenue	2	1	1
Total personal lines insurance	723	686	690

Excess and surplus lines insurance	49	27	5
Life insurance	159	143	128
Investment operations	677	837	675
Other	8	9	8
Total	$3,772	$3,903	$3,824

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$15	$(33)	$72
Personal lines insurance	(54)	(80)	(81)
Excess and surplus lines insurance	(8)	(15)	(7)
Life insurance	7	2	4
Investment operations	598	768	612
Other	(57)	(60)	(60)
Total	$501	$582	$540

Identifiable assets:	December 31,	December 31,
	2010	2009
Property casualty insurance	$2,008	$2,237
Life insurance	1,214	1,176
Investment operations	11,543	10,684
Other	330	343
Total	$15,095	$14,440

19.	Quarterly Supplementary Data (unaudited)

This table includes unaudited quarterly financial information for the years ended December 31, 2010 and 2009:

(Dollars in millions except per share data)	Quarter
	1st	2nd	3rd	4th	Full year
2010
Revenues *	$887	$878	$1,071	$936	$3,772
Income before income taxes	85	21	221	174	501
Net income	68	27	156	126	377
Net income per common share—basic	0.42	0.17	0.95	0.78	2.32
Net income per common share—diluted	0.42	0.17	0.95	0.77	2.31

2009
Revenues *	$890	$874	$1,007	$1,133	$3,903
Income (loss) before income taxes	34	(50)	244	355	582
Net income (loss)	35	(19)	171	245	432
Net income (loss) per common share—basic	0.22	(0.12)	1.05	1.50	2.66
Net income (loss) per common share—diluted	0.22	(0.12)	1.05	1.50	2.65

Note: The sum of the quarterly reported per share amounts may not equal the full year as each is computed independently.

*
Revenues including realized investment gains and losses, which are integral to our financial results over the long term, may cause this value to fluctuate substantially because we have substantial discretion in the timing of investment sales. Also, applicable accounting standards require us to recognize gains and losses from certain changes in fair values of securities and embedded derivatives without actual realization of those gains and losses. We discuss realized investment gains for the past three years in Item 7, Investments Results of Operations, Page 75.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2010. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure that:

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

Changes in Internal Control over Financial Reporting – During the three months ended December 31, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Annual Report on Internal Control Over Financial Reporting and the Report of the Independent Registered Public Accounting Firm are set forth in Item 8, Pages 99 and 100.

Item 9B.	Other Information

None

Part III

Our Proxy Statement will be filed with the SEC in preparation for the 2010 Annual Meeting of Shareholders no later than March 31, 2011. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference to that statement portions of the information required by Part III as noted in Item 10 through Item 14 below.

Item 10.	Directors, Executive Officers and Corporate Governance

a)
The following sections of our Proxy Statement for our Annual Meeting of Shareholders to be held April 30, 2011, are incorporated herein by reference: “Security Ownership of Principal Shareholders and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information about the Board of Directors,” and “Governance of Your Company,”

b)
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

c)	Set forth below is information concerning the company’s executive officers who are not also directors of the company, as of February 25, 2011.

Name and Age as of February 25	Primary Title(s) and Business Responsibilities Since February 2006	Executive Officer Since
Donald J. Doyle, Jr., CPCU, AIM (44)	Senior vice president of The Cincinnati Insurance Company. Responsible since 2007 for excess and surplus lines underwriting and operations; responsible until 2007 for internal audit.	2008
Craig W. Forrester, CLU (52)	Senior vice president and chief technology officer of The Cincinnati Insurance Company. Responsible for information technology hardware systems and new technologies.	2003
Martin F. Hollenbeck, CFA, CPCU (51)	President and chief operating officer since 2008 of CFC Investment Company, a subsidiary. President from 2008 to 2009 of CinFin Capital Management Company, a former subsidiary. Chief investment officer since 2009, senior vice president, assistant secretary and assistant treasurer since 2008 of Cincinnati Financial Corporation. Chief investment officer and senior vice president since 2009 of The Cincinnati Insurance Company; vice president until 2009. Responsible for investment operations and leasing and financing services; responsible until 2009 for asset management services operations.	2008
Steven J. Johnston, FCAS, MAAA, CFA (51)	Senior vice president, chief financial officer and secretary since 2008 of Cincinnati Financial Corporation and The Cincinnati Insurance Company. Treasurer since 2008 of Cincinnati Financial. From 2006 to 2008, consulted on risk management, economic capital and executive compensation modeling, and agency valuation. Until 2006, chief financial officer, senior vice president and treasurer of State Auto Financial Corporation.	2008
Thomas A. Joseph, CPCU (55)	President since 2008 of The Cincinnati Casualty Company. Senior vice president of The Cincinnati Insurance Company. Responsible for property casualty reinsurance and for personal lines underwriting and operations; responsible until 2008 for commercial lines underwriting operations except machinery and equipment.	2003

Name and Age as of February 25	Primary Title(s) and Business Responsibilities Since February 2006	Executive Officer Since
John S. Kellington (49)	Senior vice president and chief information officer of The Cincinnati Insurance Company. Responsible for enterprise strategic technology and all technology activities. From 2007 to 2010, senior vice president of ACORD Corporation, a nonprofit group that develops global insurance standards. Until 2007, senior vice president and chief technology officer of Ohio Casualty Group.	2010
Eric N. Mathews, CPCU, AIAF (55)	Principal accounting officer since 2008 and vice president, assistant secretary and assistant treasurer. Senior vice president of The Cincinnati Insurance Company.	2001
Martin J. Mullen, CPCU (55)	Senior vice president and chief claims officer since 2008 of The Cincinnati Insurance Company; vice president until 2008. Responsible for headquarters and field claims operations, special investigations unit and claims administration; responsible until 2008 for casualty claims.	2008
David H. Popplewell, FALU, LLIF (66)	President and chief operating officer of The Cincinnati Life Insurance Company. Responsible for life insurance underwriting and operations.	1997
Jacob F. Scherer, Jr. (58)	Executive vice president since 2008 of The Cincinnati Insurance Company; senior vice president until 2008. Responsible for sales and marketing, including new commercial lines business, relationships with independent agencies and, since 2008, meetings and travel.	1995
Joan O. Shevchik, CPCU, CLU (60)	Senior vice president of The Cincinnati Insurance Company. Responsible for corporate communications.	2003
Charles P. Stoneburner II, CPCU, AIM (58)	Senior vice president since 2008 of The Cincinnati Insurance Company; vice president until 2008. Responsible for commercial lines underwriting and operations, loss control, premium audit and staff underwriting; responsible until 2008 for field claims operations.	2008
Timothy L. Timmel (62)	Senior vice president of The Cincinnati Insurance Company. Responsible for operations including corporate communications, government relations, learning and development, legal, personnel and, since 2008, administrative services, data entry, facilities, maintenance, printing, regulatory and consumer relations, security and information security; also responsible until 2008 for field claims operations.	1997

Item 11.	Executive Compensation

The “Compensation of Named Executive Officers and Directors,” section of our Proxy Statement for our Annual Meeting of Shareholders to be held April 30, 2011, which includes the “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” and the “Compensation Discussion and Analysis,” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

a)	The “Security Ownership of Principal Shareholders and Management” section of our Proxy Statement for our Annual Meeting of Shareholders to be held April 30, 2011, is incorporated herein by reference.

b)
Information on securities authorized for issuance under equity compensation plans appears in Part II, Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Page 31. Additional information on share-based compensation under our equity compensation plans is available in Item 8, Note 17 of the Consolidated Financial Statements, Page 125.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following sections of our Proxy Statement for our Annual Meeting of Shareholders to be held April 30, 2011, are incorporated by reference: “Governance of Your Company — Director Independence” and “Governance of Your Company — Certain Relationships and Transactions.”

Item 14.	Principal Accountant Fees and Services

The “Audit-Related Matters,” section of our Proxy Statement for our Annual Meeting of Shareholders to be held April 30, 2011, which includes the “Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm,” “Report of the Audit Committee,” “Fees Billed by the Independent Registered Public Accounting Firm,” “Services Provided by the Independent Registered Public Accounting Firm,” is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

a)	Financial Statements – information contained in Part II, Item 8, of this report, Page 101 to Page 104
b)	Exhibits – see Index of Exhibits, Page 146
c)	Financial Statement Schedules
Schedule I – Summary of Investments — Other than Investments in Related Parties, Page 135
Schedule II – Condensed Financial Statements of Parent Company, Page 137
Schedule III – Supplementary Insurance Information, Page 140
Schedule IV – Reinsurance, Page 142
Schedule V – Valuation and Qualifying Accounts, Page 143
Schedule VI – Supplementary Information Concerning Property Casualty Insurance Operations, Page 144

SCHEDULE I

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other than Investments in Related Parties
(In millions)	At December 31, 2010
Type of investment	Cost or amortized cost	Fair value	Balance sheet
Fixed maturities:
United States government:
The Cincinnati Insurance Company	$0	$1	$1
The Cincinnati Life Insurance Company	4	4	4
Total	4	5	5
Government-sponsored enterprises:
The Cincinnati Insurance Company	70	70	70
The Cincinnati Casualty Company	3	3	3
The Cincinnati Specialty Underwriters Insurance Company	3	3	3
The Cincinnati Life Insurance Company	125	124	124
Total	201	200	200
Foreign government:
The Cincinnati Insurance Company	3	3	3
Total	3	3	3
States, municipalities and political subdivisions:
The Cincinnati Insurance Company	2,543	2,636	2,636
The Cincinnati Casualty Company	148	152	152
The Cincinnati Indemnity Company	36	38	38
The Cincinnati Specialty Underwriters Insurance Company	114	116	116
CSU Producers Resources Inc.	1	1	1
The Cincinnati Life Insurance Company	201	200	200
Total	3,043	3,143	3,143
Convertibles and bonds with warrants attached:
The Cincinnati Insurance Company	61	61	61
The Cincinnati Life Insurance Company	4	4	4
Cincinnati Financial Corporation	4	4	4
Total	69	69	69
All other corporate bonds:
The Cincinnati Insurance Company	2,353	2,552	2,552
The Cincinnati Casualty Company	53	58	58
The Cincinnati Indemnity Company	21	22	22
The Cincinnati Specialty Underwriters Insurance Company	96	103	103
The Cincinnati Life Insurance Company	1,830	1,983	1,983
CSU Producers Resources Inc.	8	8	8
Cincinnati Financial Corporation	207	237	237
Total	4,568	4,963	4,963
Total fixed maturities	$7,888	$8,383	$8,383

SCHEDULE I (CONTINUED)

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other than Investments in Related Parties
(In millions)	At December 31, 2010
Type of investment	Cost or amortized cost	Fair value	Balance sheet
Equity securities:
Common stocks:
The Cincinnati Insurance Company	$1,416	$1,977	$1,977
The Cincinnati Casualty Company	41	64	64
The Cincinnati Indemnity Company	11	13	13
The Cincinnati Specialty Underwriters Insurance Company	30	33	33
The Cincinnati Life Insurance Company	100	90	90
Cincinnati Financial Corporation	613	763	763
Total	2,211	2,940	2,940
Nonredeemable preferred stocks:
The Cincinnati Insurance Company	68	88	88
The Cincinnati Life Insurance Company	7	13	13
Total	75	101	101
Total equity securities	$2,286	$3,041	$3,041
Other invested assets:
Real estate:
Cincinnati Financial Corporation	$5	—	$5
Policy loans:
The Cincinnati Life Insurance Company	40	—	40
Limited partnerships:
Cincinnati Financial Corporation	28	—	28
Other investments:
Cincinnati Financial Corporation	11	—	11
Total other invested assets	$84	—	$84
Total investments	$10,258	—	$11,508

SCHEDULE II

Cincinnati Financial Corporation (parent company only)
Condensed Balance Sheets
(In millions)	At December 31,
	2010	2009
ASSETS
Investments
Fixed maturities, at fair value	$241	$261
Equity securities, at fair value	763	683
Investment real estate, net	5	6
Other invested assets	39	36
Cash and cash equivalents	38	54
Equity in net assets of subsidiaries	4,695	4,441
Investment income receivable	5	5
Land, building and equipment, net, for company use (accumulated depreciation: 2010—$77; 2009—$71)	159	165
Prepaid income tax	15	18
Other assets	15	14
Due from subsidiaries	54	53
Total assets	$6,029	$5,736

LIABILITIES
Dividends declared but unpaid	$65	$64
Deferred federal income tax	42	16
Long-term debt	790	790
Other liabilities	100	106
Total liabilities	997	976

SHAREHOLDERS' EQUITY
Common stock	393	393
Paid-in capital	1,091	1,081
Retained earnings	3,980	3,862
Accumulated other comprehensive income	769	624
Treasury stock at cost	(1,201)	(1,200)
Total shareholders' equity	5,032	4,760
Total liabilities and shareholders' equity	$6,029	$5,736

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 105.

SCHEDULE II (CONTINUED)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Income
(In millions)	Years ended December 31,
	2010	2009	2008
REVENUES
Investment income, net of expenses	$41	$41	$67
Realized gains on investments	17	135	54
Other revenue	14	15	14
Total revenues	72	191	135

EXPENSES
Interest expense	52	52	51
Other expenses	24	27	25
Total expenses	76	79	76

INCOME BEFORE INCOME TAXES AND EARNINGS OF SUBSIDIARIES	(4)	112	59

PROVISION (BENEFIT) FOR INCOME TAXES	(7)	32	3

NET INCOME BEFORE EARNINGS OF SUBSIDIARIES	3	80	56

Increase in equity of subsidiaries	374	352	373

NET INCOME	$377	$432	$429

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 105.

SCHEDULE II (CONTINUED)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Cash Flows
(In millions)	Years ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$377	$432	$429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7	8	6
Realized gains on investments	(17)	(135)	(54)
Dividends from subsidiaries	220	50	170
Changes in:
Increase in equity of subsidiaries	(374)	(352)	(373)
Investment income receivable	0	(1)	14
Current federal income taxes	3	(104)	92
Deferred income taxes	2	24	(20)
Other assets	0	(2)	4
Other liabilities	(12)	(22)	8
Net cash (used in) provided by operating activities	206	(102)	276

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed-maturities	32	22	0
Call or maturity of fixed maturities	21	15	24
Sale of equity securities	85	408	629
Purchase of fixed maturities	(27)	(206)	0
Purchase of equity securities	(92)	(246)	(125)
Change in short-term investments, net	0	65	(64)
Investment in buildings and equipment, net	0	(1)	(14)
Change in other invested assets, net	0	(5)	(9)
Change in securities lending collateral, net	0	0	9
Net cash provided by investing activities	19	52	450

CASH FLOWS FROM FINANCING ACTIVITIES
Change in notes payable	0	0	(20)
Payment of cash dividends to shareholders	(252)	(249)	(250)
Purchase/issuance of treasury shares	(10)	1	(138)
Proceeds from stock options exercised	(2)	0	4
Net transfers to subsidiaries	21	8	15
Other	2	0	0
Change in securities lending payable, net	0	0	(9)
Net cash used in financing activities	(241)	(240)	(398)
Net increase (decrease) in cash and cash equivalents	(16)	(290)	328
Cash and cash equivalents at beginning of year	54	344	16
Cash and cash equivalents at end of year	$38	$54	$344

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 105.

Note to Schedule II:

We have changed our presentation related to equity in net income of subsidiaries. We have reclassified dividends from subsidiaries in the condensed statements of income to be included within a single line, “Increase in equity of subsidiaries.” We have changed presentation in the condensed statements of cash flows to show separately “Dividends from subsidiaries” and “Increase in equity of subsidiaries” within cash flows from operating activities. We also have condensed various lines for presentation purposes. Prior year amounts have been reclassified to conform to current year presentation.

SCHEDULE III

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information
(In millions)	Years ended December 31,
	2010	2009	2008
Deferred policy acquisition costs:
Commercial lines insurance	$217	$219	$229
Personal lines insurance	84	78	77
Excess and surplus lines insurance	9	6	6
Total property casualty insurance	310	303	312
Life insurance	178	178	197
Total	$488	$481	$509

Gross future policy benefits, losses, claims and expense losses:
Commercial lines insurance	$3,728	$3,725	$3,654
Personal lines insurance	353	349	381
Excess and surplus lines insurance	56	22	5
Total property casualty insurance	4,137	4,096	4,040
Life insurance	2,073	1,817	1,580
Total (1)	$6,210	$5,913	$5,620

Gross unearned premiums:
Commercial lines insurance	$1,116	$1,112	$1,166
Personal lines insurance	401	372	367
Excess and surplus lines insurance	34	23	9
Total property casualty insurance	1,551	1,507	1,542
Life insurance	2	2	2
Total (1)	$1,553	$1,509	$1,544

Other policy claims and benefits payable:
Commercial lines insurance	$0	$0	$0
Personal lines insurance	0	0	0
Excess and surplus lines insurance	0	0	0
Total property casualty insurance	0	0	0
Life insurance	24	12	17
Total (1)	$24	$12	$17

Earned premiums:
Commercial lines insurance	$2,154	$2,199	$2,316
Personal lines insurance	721	685	689
Excess and surplus lines insurance	49	27	5
Total property casualty insurance	2,924	2,911	3,010
Life insurance	158	143	126
Consolidated eliminations	0	0	0
Total	$3,082	$3,054	$3,136

SCHEDULE III (CONTINUED)

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information
(In millions)	Years ended December 31,
	2010	2009	2008
Investment income, net of expenses:
Commercial lines insurance	$0	$0	$0
Personal lines insurance	0	0	0
Excess and surplus lines insurance	0	0	0
Total property casualty insurance (2)	348	336	350
Life insurance	129	122	119
Total	$477	$458	$469

Benefits, claims losses and settlement expenses:
Commercial lines insurance	$1,437	$1,515	$1,504
Personal lines insurance	537	551	547
Excess and surplus lines insurance	41	20	5
Total property casualty insurance	2,015	2,086	2,056
Life insurance	170	160	142
Consolidated eliminations	(5)	(4)	(5)
Total	$2,180	$2,242	$2,193

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$454	$458	$462
Personal lines insurance	148	143	145
Excess and surplus lines insurance	14	10	3
Total property casualty insurance	616	611	610
Life insurance	37	27	22
Total (3)	$653	$638	$632

Other underwriting and insurance expenses:
Commercial lines insurance	$250	$261	$280
Personal lines insurance	92	71	79
Excess and surplus lines insurance	2	11	2
Total property casualty insurance	344	343	361
Life insurance	24	23	23
Total (3)	$368	$366	$384

Net written premiums:
Commercial lines insurance	$2,155	$2,181	$2,311
Personal lines insurance	750	691	685
Excess and surplus lines insurance	58	39	14
Total property casualty insurance	2,963	2,911	3,010
Accident health insurance	3	3	3
Consolidated eliminations	0	0	0
Total	$2,966	$2,914	$3,013

Notes to Schedule III:

(1) The sum of gross future policy benefits, losses, claims and expense losses, gross unearned premium and other policy claims and benefits payable is equal to the sum of Loss and loss expense reserves, Life policy reserves and Unearned premiums reported in the company’s consolidated balance sheets, Page 101.

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

SCHEDULE IV

Cincinnati Financial Corporation and Subsidiaries
Reinsurance
(Dollars in millions)	Years ended December 31,
	2010	2009	2008
Gross amounts:
Life insurance in force	$74,123	$69,814	$65,887
Earned premiums
Commercial lines insurance	$2,281	$2,324	$2,449
Personal lines insurance	746	715	721
Excess and surplus lines insurance	53	28	5
Total property casualty insurance	3,080	3,067	3,175
Life insurance	211	196	180
Consolidated eliminations	0	0	0
Total	$3,291	$3,263	$3,355

Ceded amounts to other companies:
Life insurance in force	$35,016	$34,232	$33,710
Earned premiums
Commercial lines insurance	$136	$137	$144
Personal lines insurance	26	31	34
Excess and surplus lines insurance	4	1	0
Total	166	169	178
Life insurance	53	53	54
Total	$219	$222	$232

Assumed amounts from other companies:
Life insurance in force	$1	$1	$1
Earned premiums
Commercial lines insurance	$9	$12	$11
Personal lines insurance	1	1	2
Excess and surplus lines insurance	0	0	0
Total property casualty insurance	10	13	13
Life insurance	0	0	0
Total	$10	$13	$13

Net amounts:
Life insurance in force	$39,108	$35,583	$32,178
Earned premiums
Commercial lines insurance	$2,154	$2,199	$2,316
Personal lines insurance	721	685	689
Excess and surplus lines insurance	49	27	5
Total property casualty insurance	2,924	2,911	3,010
Life insurance	158	143	126
Consolidated eliminations	0	0	0
Total	$3,082	$3,054	$3,136

Percentage of amounts assumed to net:
Life insurance in force	0.0%	0.0%	0.0%
Earned premiums
Commercial lines insurance	0.4%	0.5%	0.5%
Personal lines insurance	0.2	0.2	0.3
Excess and surplus lines insurance	0.0	0.0	0.0
Total property casualty insurance	0.4	0.4	0.4
Life insurance	0.0	0.0	0.0
Total	0.4	0.4	0.4

SCHEDULE V

Cincinnati Financial Corporation and Subsidiaries
Valuation and Qualifying Accounts
(In millions)	At December 31,
	2010	2009	2008
Allowance for doubtful receivables:
Balance at beginning of period	$3	$4	$4
Additions charged to costs and expenses	2	2	3
Deductions	(2)	(3)	(3)
Balance at end of period	$3	$3	$4

SCHEDULE VI

Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations
(In millions)	Years ended December 31,
	2010	2009	2008
Deferred policy acquisition costs:
Commercial lines insurance	$217	$219	$229
Personal lines insurance	84	78	77
Excess and surplus lines insurance	9	6	6
Total	$310	$303	$312

Reserves for unpaid claims and claim adjustment expenses:
Commercial lines insurance	$3,728	$3,725	$3,654
Personal lines insurance	353	349	381
Excess and surplus lines insurance	56	22	5
Total	$4,137	$4,096	$4,040

Reserve discount deducted	$0	$0	$0

Unearned premiums:
Commercial lines insurance	$1,116	$1,112	$1,166
Personal lines insurance	401	372	367
Excess and surplus lines insurance	34	23	9
Total	$1,551	$1,507	$1,542

Earned premiums:
Commercial lines insurance	$2,154	$2,199	$2,316
Personal lines insurance	721	685	689
Excess and surplus lines insurance	49	27	5
Total	$2,924	$2,911	$3,010

Investment income:
Commercial lines insurance	$0	$0	$0
Personal lines insurance	0	0	0
Excess and surplus lines insurance	0	0	0
Total (1)	$348	$336	$350

Loss and loss expenses incurred related to current accident year:
Commercial lines insurance	$1,706	$1,662	$1,777
Personal lines insurance	571	591	597
Excess and surplus lines insurance	42	21	5
Total	$2,319	$2,274	$2,379

Loss and loss expenses incurred related to prior accident years:
Commercial lines insurance	$(269)	$(147)	$(273)
Personal lines insurance	(34)	(40)	(50)
Excess and surplus lines insurance	(1)	(1)	0
Total	$(304)	$(188)	$(323)

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$454	$458	$462
Personal lines insurance	148	143	145
Excess and surplus lines insurance	14	10	3
Total	$616	$611	$610

Paid loss and loss expenses:
Commercial lines insurance	$1,330	$1,348	$1,387
Personal lines insurance	526	573	568
Excess and surplus lines insurance	9	2	0
Total	$1,865	$1,923	$1,955

Net written premiums:
Commercial lines insurance	$2,155	$2,181	$2,311
Personal lines insurance	750	691	685
Excess and surplus lines insurance	58	39	14
Total	$2,963	$2,911	$3,010

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

Cincinnati Financial Corporation

/S/ Eric N. Mathews

By:	Eric N. Mathews, CPCU, AIAF
Title:	Principal Accounting Officer, Vice President, Assistant Secretary and Assistant Treasurer
Date:	February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ John J. Schiff, Jr.	Chairman of the Board	February 25, 2011
John J. Schiff, Jr.
/S/ Kenneth W. Stecher	President, Chief Executive Officer and Director	February 25, 2011
Kenneth W. Stecher
/S/ Steven J. Johnston	Chief Financial Officer, Senior Vice President, Secretary and	February 25, 2011
Steven J. Johnston	Treasurer
/S/ William F. Bahl	Director	February 25, 2011
William F. Bahl
/S/ Gregory T. Bier	Director	February 25, 2011
Gregory T. Bier
/S/ Linda W. Clement-Holmes	Director	February 25, 2011
Linda W. Clement-Holmes
/S/ Kenneth C. Lichtendahl	Director	February 25, 2011
Kenneth C. Lichtendahl
/S/ W. Rodney McMullen	Director	February 25, 2011
W. Rodney McMullen
/S/ Gretchen W. Price	Director	February 25, 2011
Gretchen W. Price
/S/ Thomas R. Schiff	Director	February 25, 2011
Thomas R. Schiff
/S/ Douglas S. Skidmore	Director	February 25, 2011
Douglas S. Skidmore
/S/ John F. Steele, Jr.	Director	February 25, 2011
John F. Steele, Jr.
/S/ Larry R. Webb	Director	February 25, 2011
Larry R. Webb
/S/ E. Anthony Woods	Director	February 25, 2011
E. Anthony Woods

Index of Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation
3.2	Regulations of Cincinnati Financial Corporation (incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 3.2) (File No. 000-04604)
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

4.7	Form of 6.90% Debentures Due 2028 (included in Exhibit 4.6)
10.1	Agreement with Messer Construction (incorporated by reference to the company’s 2004 Annual Report on Form 10-K dated March 11, 2005)
10.2	Cincinnati Financial Corporation Directors’ Stock Plan of 2009 (incorporated by reference to the company’s definitive Proxy Statement dated March 20, 2009)
10.3	Cincinnati Financial Corporation Stock Option Plan No. VI (incorporated by reference to the company’s definitive Proxy Statement dated March 1, 1999) (File No. 000-04604)
10.4	Cincinnati Financial Corporation Stock Option Plan No. VII (incorporated by reference to the company’s definitive Proxy Statement dated March 8, 2002) (File No. 000-04604)
10.5	Form of Nonqualified and Incentive Option Agreements for Stock Option Plan No. VI (incorporated by reference to the company’s 2004 Annual Report on Form 10-K dated March 11, 2005)
10.6	Cincinnati Financial Corporation Annual Incentive Compensation Plan of 2009 (incorporated by reference to the company’s definitive Proxy Statement dated March 20, 2009)
10.7	Cincinnati Financial Corporation 2006 Stock Compensation Plan (incorporated by reference to the company’s definitive Proxy Statement dated March 30, 2007)
10.8	Form of Combined Incentive/Nonqualified Stock Option for Stock Option Plan VI (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated July 15, 2005)
10.9	Director and Named Executive Officer Compensation Summary (incorporated by reference to the company’s definitive Proxy Statement dated March 18, 2010)
10.10
Cincinnati Financial Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.17 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.11	Form of Incentive Stock Option Agreement for Stock Option Plan VII (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated October 20, 2006)
10.12	Form of Nonqualified Stock Option Agreement for Stock Option Plan VII (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated October 20, 2006)
10.13	Form of Incentive Stock Option Agreement for the 2006 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated October 20, 2006)
10.14	Form of Nonqualified Stock Option Agreement for the 2006 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated October 20, 2006)
10.15	Restricted Stock Unit Agreement for John J. Schiff, Jr., dated January 31, 2007 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated January 31, 2007)
10.16	Restricted Stock Unit Agreement for James E. Benoski, dated January 31, 2007 (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated January 31, 2007)
10.17	Restricted Stock Unit Agreement for Jacob F. Scherer, Jr., dated January 31, 2007 (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated January 31, 2007)
10.18	Restricted Stock Unit Agreement for Kenneth W. Stecher, dated January 31, 2007 (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated January 31, 2007)
10.19	Restricted Stock Unit Agreement for Thomas A. Joseph, dated January 31, 2007 (incorporated by reference to Exhibit 10.5 filed with the company’s Current Report on Form 8-K dated January 31, 2007)

Exhibit No.	Exhibit Description
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
10.37
Incentive Compensation Award Agreement for Kenneth W. Stecher dated March 16, 2009 under Incentive Compensation Plan of 2009 (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated March 16, 2009)

10.38
Incentive Compensation Award Agreement for Steven J. Johnston dated March 16, 2009 under Incentive Compensation Plan of 2009 (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated March 16, 2009)

10.39
Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, and PNC Bank, National Association, dated August 27, 2010 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated August 27, 2010) (which supersedes that certain Offer and Acceptance of terms to renew $75 million unsecured line of credit with PNC Bank, National Association, effective June 30, 2009, that was filed with and described in the company’s Current Report on Form 8-K dated July 7, 2009) (incorporated by reference to Exhibit 10.1 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.40
Swap Agreement by and among Cincinnati Financial Corporation, CFC Investment Company and PNC Bank, National Association, dated August 31, 2009 (incorporated by reference to Exhibit 10.2 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.41
Letter Agreement by and among Cincinnati Financial Corporation , CFC Investment Company and PNC Bank, National Association, dated August 27, 2010 renewing $75 Million committed line of credit pursuant to the Credit Agreement referenced in Exhibit 10.39 above (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated August 27, 2010)

11	Statement re: Computation of per share earnings for the years ended December 31, 2010, 2009, and 2008 contained in Part II, Item 8, Note 12 to the Consolidated Financial Statements

Exhibit No.	Exhibit Description
14	Cincinnati Financial Corporation Code of Ethics for Senior Financial Officers (incorporated by reference to the company’s Definitive Proxy Statement data March 18, 2004 (File No. 000-04604))
21	Cincinnati Financial Corporation subsidiaries contained in Part I, Item 1 of this report
23	Consent of Independent Registered Public Accounting Firm
31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer
31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002