Form 10-Q
period 2011-03-31
CINCINNATI FINANCIAL CORP
filed 2011-04-27
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011.

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

☐ Yes ☑ No

As of April 25, 2011, there were 163,070,453 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

TABLE OF CONTENTS

Part I – Financial Information	3
Item 1. Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Shareholders’ Equity	5
Condensed Consolidated Statements of Cash Flows	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Safe Harbor Statement	17
Introduction	19
Results of Operations	24
Liquidity and Capital Resources	38
Other Matters	40
Item 3. Quantitative and Qualitative Disclosures about Market Risk	42
Fixed-Maturity Investments	42
Equity Investments	45
Unrealized Investment Gains and Losses	45
Item 4. Controls and Procedures	48
Part II – Other Information	48
Item 1. Legal Proceedings	48
Item 1A. Risk Factors	48
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3. Defaults upon Senior Securities	48
Item 4. (Removed and Reserved)	48
Item 5. Other Information	49
Item 6. Exhibits	49

Part I – Financial Information

Item 1.	Financial Statements (unaudited)
Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(In millions except per share data)	March 31,	December 31,
	2011	2010
ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2011—$8,033; 2010—$7,888)	$8,536	$8,383
Equity securities, at fair value (cost: 2011—$2,223; 2010—$2,286)	3,100	3,041
Other invested assets	68	84
Total investments	11,704	11,508
Cash and cash equivalents	379	385
Investment income receivable	117	119
Finance receivable	76	73
Premiums receivable	1,062	1,015
Reinsurance receivable	573	572
Prepaid reinsurance premiums	16	18
Deferred policy acquisition costs	503	488
Land, building and equipment, net, for company use (accumulated depreciation: 2011—$368; 2010—$352)	243	229
Other assets	66	67
Separate accounts	630	621
Total assets	$15,369	$15,095

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$4,239	$4,200
Life policy reserves	2,106	2,034
Unearned premiums	1,586	1,553
Other liabilities	555	556
Deferred income tax	296	260
Note payable	49	49
Long-term debt	790	790
Separate accounts	630	621
Total liabilities	10,251	10,063

Commitments and contingent liabilities (Note 10)	—	—

SHAREHOLDERS' EQUITY
Common stock, par value—$2 per share; (authorized: 2011 and 2010—500 million shares; issued: 2011 and 2010—196 million shares)	393	393
Paid-in capital	1,090	1,091
Retained earnings	3,977	3,980
Accumulated other comprehensive income	855	769
Treasury stock at cost (2011—33 million shares and 2010—34 million shares)	(1,197)	(1,201)
Total shareholders' equity	5,118	5,032
Total liabilities and shareholders' equity	$15,369	$15,095

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(In millions except per share data)	Three months ended March 31,
	2011	2010
REVENUES
Earned premiums	$782	$746
Investment income, net of expenses	131	130
Fee revenues	1	1
Other revenues	3	2
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	-	(1)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	-	-
Other realized investment gains, net	12	9
Total realized investment gains, net	12	8
Total revenues	929	887

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	575	516
Underwriting, acquisition and insurance expenses	261	268
Other operating expenses	4	4
Interest expense	13	14
Total benefits and expenses	853	802

INCOME BEFORE INCOME TAXES	76	85

PROVISION (BENEFIT) FOR INCOME TAXES
Current	24	15
Deferred	(10)	2
Total provision for income taxes	14	17

NET INCOME	$62	$68

PER COMMON SHARE
Net income—basic	$0.38	$0.42
Net income—diluted	0.38	0.42

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity

(In millions)					Accumulated		Total
	Common Stock				Other		Share-
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	holders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance December 31, 2009	162	$393	$1,081	$3,862	$624	$(1,200)	$4,760

Net income	-	-	-	68	-	-	68
Other comprehensive income, net	-	-	-	-	98	-	98
Total comprehensive income							166
Dividends declared	-	-	-	(65)	-	-	(65)
Stock options exercised	1	-	(2)	-	-	3	1
Stock-based compensation	-	-	3	-	-	-	3
Other	-	-	(1)	-	-	1	-
Balance March 31, 2010	163	$393	$1,081	$3,865	$722	$(1,196)	$4,865

Balance December 31, 2010	163	$393	$1,091	$3,980	$769	$(1,201)	$5,032

Net income	-	-	-	62	-	-	62
Other comprehensive income, net	-	-	-	-	86	-	86
Total comprehensive income							148
Dividends declared	-	-	-	(65)	-	-	(65)
Stock options exercised	-	-	(2)	-	-	3	1
Stock-based compensation	-	-	3	-	-	-	3
Other	-	-	(2)	-	-	1	(1)
Balance March 31, 2011	163	$393	$1,090	$3,977	$855	$(1,197)	$5,118

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(In millions)	Three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$62	$68
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	11	10
Realized gains on investments	(12)	(8)
Stock-based compensation	3	3
Interest credited to contract holders	14	13
Deferred income tax (benefit) expense	(10)	2
Changes in:
Investment income receivable	2	2
Premiums and reinsurance receivable	(46)	69
Deferred policy acquisition costs	(15)	(10)
Other assets	(5)	(4)
Loss and loss expense reserves	39	(23)
Life policy reserves	28	28
Unearned premiums	33	40
Other liabilities	(70)	(29)
Current income tax receivable/payable	23	(51)
Net cash provided by operating activities	57	110
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	28	74
Call or maturity of fixed maturities	149	176
Sale of equity securities	133	31
Collection of finance receivables	6	7
Purchase of fixed maturities	(269)	(431)
Purchase of equity securities	(66)	(88)
Change in short-term investments, net	-	6
Investment in buildings and equipment, net	(2)	(8)
Investment in finance receivables	(9)	(7)
Change in other invested assets, net	-	1
Net cash used in investing activities	(30)	(239)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(64)	(63)
Contract holders' funds deposited	53	58
Contract holders' funds withdrawn	(22)	(17)
Excess tax benefits on share-based compensation	3	(2)
Other	(3)	(2)
Net cash used in financing activities	(33)	(26)
Net change in cash and cash equivalents	(6)	(155)
Cash and cash equivalents at beginning of year	385	557
Cash and cash equivalents at end of period	$379	$402

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	1	67
Non-cash activities:
Conversion of securities	$-	$-
Equipment acquired under capital lease obligations	19	-
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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Our actual results could differ from those estimates. The December 31, 2010, condensed consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by GAAP.

Our March 31, 2011, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2010 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

Adopted Accounting Updates

ASU 2010-06, Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 applies to all entities that are required to make disclosures about recurring or nonrecurring fair value measurements. ASU 2010-06 requires separate disclosures of the activity in the Level 3 category related to any purchases, sales, issuances and settlements on a gross basis. The effective date of the disclosures regarding level 3 category purchases, sales, issuances and settlements are for interim and annual periods beginning after December 15, 2010. This portion of ASU 2010-06 does not have a material impact on our company’s financial position, cash flows or results of operations as it focuses on additional disclosures.

ASU 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments

In April 2010, the FASB issued ASU 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. ASU 2010-15 applies to all insurance entities that have separate accounts that meet the definition and requirements set in the Accounting Standards Codification Manual. ASU 2010-15 clarifies that an insurance entity should not consider any separate account interests held for the benefit of contract holders in an investment to be the insurer’s interests. The insurance entity should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation. The insurance entity may combine those interests when the separate account interests are held for the benefit of a related-party policyholder as defined in the Variable Interest Subsections of Consolidation topic in the Codification Manual. The effective date of the amendments in this update is for interim and annual periods beginning after December 15, 2010, with early adoption permitted. The amendments in this update do not modify the disclosures currently required by GAAP and do not have a material impact on our company’s financial position, cash flows or results of operations.

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

NOTE 2 – Investments

Fixed maturities (bonds and redeemable preferred stocks) and equity securities (common and non-redeemable preferred stocks) have been classified as available for sale and are stated at fair values at March 31, 2011, and December 31, 2010. Realized gains and losses on investments are recognized in earnings on a specific identification basis.

The change in unrealized gains and losses, net of taxes, described in the following table, is included in other comprehensive income and shareholders’ equity.

(In millions)	Three months ended March 31,
	2011	2010
Change in unrealized investment gains and losses and other summary:
Fixed maturities	$8	$85
Equity securities	122	64
Adjustment to deferred acquisition costs and life policy reserves	-	(3)
Pension obligations	1	1
Other	1	3
Income taxes on above	(46)	(52)
Total	$86	$98

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

(In millions)
	Cost or amortized	Gross unrealized		Fair	OTTI in
At March 31, 2011	cost	gains	losses	value	AOCI
Fixed maturities:
States, municipalities and political subdivisions	$3,058	$112	$10	$3,160	$-
Convertibles and bonds with warrants attached	73	-	-	73	-
United States government	4	1	-	5	-
Government-sponsored enterprises	226	-	2	224	-
Foreign government	3	-	-	3	-
Corporate securities	4,669	408	6	5,071	-
Subtotal	8,033	521	18	8,536	$-
Equity securities:
Common equities	2,149	858	11	2,996
Preferred equities	74	30	-	104
Subtotal	2,223	888	11	3,100	NA
Total	$10,256	$1,409	$29	$11,636

At December 31, 2010
Fixed maturities:
States, municipalities and political subdivisions	$3,043	$110	$10	$3,143	$-
Convertibles and bonds with warrants attached	69	-	-	69	-
United States government	4	1	-	5	-
Government-sponsored enterprises	201	-	1	200	-
Foreign government	3	-	-	3	-
Corporate securities	4,568	404	9	4,963	-
Subtotal	7,888	515	20	8,383	$-
Equity securities:
Common equities	2,211	757	28	2,940
Preferred equities	75	27	1	101
Subtotal	2,286	784	29	3,041	NA
Total	$10,174	$1,299	$49	$11,424

The unrealized investment gains at March 31, 2011, were largely due to a net gain position in our fixed income portfolio of $503 million and a net gain position in our common stock portfolio of $847 million. The primary contributors to the net gain position were The Procter & Gamble Company (NYSE:PG), Exxon Mobil Corporation (NYSE:XOM) and Chevron Corporation (NYSE:CVX) common stock, which had a combined net gain position of $333 million. At March 31, 2011, we had $73 million fair value of hybrid securities included in fixed maturities that follow ASC 815-15-25, Accounting for Certain Hybrid Financial Instruments. The hybrid securities are carried at fair value, and the changes in fair value are included in realized investment gains and losses.

The table below provides fair values and unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss position:

(In millions)	Less than 12 months		12 months or more		Total
At March 31, 2011	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities:
States, municipalities and political subdivisions	$312	$9	$9	$1	$321	$10
Government-sponsored enterprises	149	2	-	-	149	2
Corporate securities	339	4	31	2	370	6
Subtotal	800	15	40	3	840	18
Equity securities:
Common equities	206	11	-	-	206	11
Preferred equities	5	-	23	-	28	-
Subtotal	211	11	23	-	234	11
Total	$1,011	$26	$63	$3	$1,074	$29

At December 31, 2010
Fixed maturities:
States, municipalities and political subdivisions	$325	$9	$9	$1	$334	$10
Government-sponsored enterprises	133	1	-	-	133	1
Corporate securities	354	6	39	3	393	9
Subtotal	812	16	48	4	860	20
Equity securities:
Common equities	337	28	-	-	337	28
Preferred equities	5	-	23	1	28	1
Subtotal	342	28	23	1	365	29
Total	$1,154	$44	$71	$5	$1,225	$49

Net realized gains were $12 million for the three months ended March 31, 2011, compared with net realized gains of $8 million for the same period in 2010. The realized gains for the three months ended March 31, 2011, were $42 million, offset by a $30 million impairment charge.

Other-than-temporary Impairment Charges

During the three months ended March 31, 2011, there were no credit losses on fixed-maturity securities for which a portion of OTTI has been recognized in other comprehensive income. The following table provides the amount of OTTI charges for the three months ended March 31, 2011:

(In millions)	Three months ended March 31,
	2011	2010
Fixed maturities	$-	$1
Equity securities	30	-
Total	$30	$1

During the quarter ended March 31, 2011, we impaired one equity security and one fixed-maturity security for a total of $30 million. At March 31, 2011, 15 fixed-maturity investments with a total unrealized loss of $3 million had been in an unrealized loss position for 12 months or more, but none were trading below 70 percent of book value. At March 31, 2011, three equity securities with a total unrealized loss of less than $1 million had been in an unrealized loss position for 12 months or more, but none were trading below 70 percent of book value.

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

NOTE 3 – Fair Value Measurements

Fair Value Hierarchy

In accordance with fair value measurements and disclosures, we categorized our financial instruments, based on the priority of the observable and market-based data for valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest observable input that has a significant impact on fair value measurement is used. Our valuation techniques have not changed from those used at December 31, 2010, and ultimately management determines fair value.

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

The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis for the three months ended March 31, 2011, and December 31, 2010. We do not have any material liabilities carried at fair value. There were no significant transfers between Level 1 and Level 2.

Fair Value Disclosures for Assets

(In millions)	Asset fair value measurements at March 31, 2011 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$-	$3,156	$4	$3,160
Convertibles and bonds with warrants attached	-	73	-	73
United States government	5	-	-	5
Government-sponsored enterprises	-	224	-	224
Foreign government	-	3	-	3
Corporate securities	-	5,060	11	5,071
Subtotal	5	8,516	15	8,536
Common equities, available for sale	2,996	-	-	2,996
Preferred equities, available for sale	-	98	6	104
Taxable fixed maturities separate accounts	-	604	-	604
Top Hat Savings Plan	9	-	-	9
Total	$3,010	$9,218	$21	$12,249

(In millions)	Asset fair value measurements at December 31, 2010 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, available for sale:
Corporate securities	$-	$4,943	$20	$4,963
Convertibles and bonds with warrants attached	-	69	-	69
Foreign government	-	3	-	3
United States government	5	-	-	5
Government-sponsored enterprises	-	200	-	200
States, municipalities and political subdivisions	-	3,139	4	3,143
Subtotal	5	8,354	24	8,383
Common equities, available for sale	2,940	-	-	2,940
Preferred equities, available for sale	-	96	5	101
Taxable fixed maturities separate accounts	-	606	2	608
Top Hat Savings Plan	9	-	-	9
Total	$2,954	$9,056	$31	$12,041

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the tables below by security type with a summary of changes in fair value as of March 31, 2011. Total Level 3 assets were less than 1 percent of financial assets measured at fair value for the three months ended March 31, 2011, and December 31, 2010. At March 31, 2011, total fair value of assets priced with broker quotes and other non-observable market inputs for the fair value measurements and disclosures was $21 million.

The following table provides the change in Level 3 assets for the three months ended March 31, 2011. As a result of available observable inputs, two Level 3 corporate fixed-maturity securities transferred into Level 2 resulting in a $9 million decrease. There were no other significant changes to Level 3 assets during this period.

(In millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	Taxable fixed maturities- separate accounts	States, municipalities and political subdivisions fixed maturities	Common equities	Preferred equities	Total
Beginning balance, December 31, 2010	$20	$2	$4	$-	$5	$31
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-	-	-
Included in other comprehensive income	-	-	-	-	-	-
Purchases, sales, issuances, and settlements	-	-	-	-	-	-
Transfers into Level 3	-	-			1	1
Transfers out of Level 3	(9)	(2)	-	-	-	(11)
Ending balance, March 31, 2011	$11	$-	$4	$-	$6	$21

(In millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Taxable fixed maturities	Taxable fixed maturities- separate accounts	Tax-exempt fixed maturities	Common equities	Preferred equities	Total
Beginning balance, December 31, 2009	$27	$-	$4	$-	$5	$36
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-	-	-
Included in other comprehensive income	-	-	-	-	1	1
Purchases, sales, issuances, and settlements	5	-	-	-	-	5
Transfers in and/or out of Level 3	(4)	-	-	-	-	(4)
Ending balance, March 31, 2010	$28	$-	$4	$-	$6	$38

Fair Value Disclosure for Senior Debt and Life Insurance Assets and Liabilities

The disclosures below are not affected by the fair value hierarchy but are presented to provide timely information about the effects of current market conditions on financial instruments that are not reported at fair value in our financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(In millions)			Book value		Principal amount
			March 31,	December 31,	March 31,	December 31,
Interest rate	Year of issue		2011	2010	2011	2010
6.900%	1998	Senior debentures, due 2028	$28	$28	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	371	371	374	374
		Total	$790	$790	$793	$793

The fair value of our senior debt approximated $789 million at March 31, 2011, compared with $783 million at year-end 2010. Fair value was determined under the fair value measurements and disclosures accounting rules based on market pricing of these or similar debt instruments that are actively trading. Fair value can vary with macro-economic conditions. Regardless of the fluctuations in fair value, the outstanding principal amount of our long-term debt is $793 million. None of the long-term debt is encumbered by rating triggers. Also, we have one note payable with outstanding principal amount of $49 million, which approximates fair value.

The fair value of life policy loans outstanding principal and interest approximated $45 million, compared with book value of $39 million reported in the condensed consolidated balance sheets at March 31, 2011.

Life reserves and liabilities for deferred annuities and other investment contracts were $982 million and $930 million at March 31, 2011, and December 31, 2010, respectively. Fair value for these deferred annuities and investment contracts was $967 million and $933 million at March 31, 2011, and December 31, 2010, respectively. Fair values of liabilities associated with certain investment contracts are calculated based upon internally developed models because active, observable markets do not exist for those items. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at March 31, 2011, to account for non-performance risk; (2) the rate of interest credited to policyholders is the portfolio net earned interest rate less a spread for expenses and profit; and (3) additional lapses occur when the credited interest rate is exceeded by an assumed competitor credited rate, which is a function of the risk-free rate of the economic scenario being modeled.

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

(In millions)	Three months ended March 31,
	2011	2010
Deferred policy acquisition costs asset, beginning of period	$488	$481
Capitalized deferred policy acquisition costs	178	171
Amortized deferred policy acquisition costs	(163)	(161)
Amortized shadow deferred policy acquisition costs	-	(6)
Deferred policy acquisition costs asset, end of period	$503	$485

There were no premium deficiencies recorded in the reported condensed consolidated statements of income, as the sum of the anticipated loss and loss adjustment expenses, policyholder dividends, maintenance expenses and underwriting expenses did not exceed the related unearned premiums and anticipated investment income.

NOTE 5 – Property Casualty Loss and Loss Expenses

This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(In millions)	Three months ended March 31,
	2011	2010
Gross loss and loss expense reserves, beginning of period	$4,137	$4,096
Less reinsurance receivable	326	435
Net loss and loss expense reserves, beginning of period	3,811	3,661
Net incurred loss and loss expenses related to:
Current accident year	588	514
Prior accident years	(58)	(39)
Total incurred	530	475
Net paid loss and loss expenses related to:
Current accident year	129	113
Prior accident years	359	301
Total paid	488	414

Net loss and loss expense reserves, end of period	3,853	3,722
Plus reinsurance receivable	326	343
Gross loss and loss expense reserves, end of period	$4,179	$4,065

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

Because of changes in estimates of insured events in prior years, we decreased the provision for prior accident years’ loss and loss expenses by $59 million and $39 million for the three months ended March 31, 2011 and 2010. A primary cause of the decrease was a reduction in actual exposures, relative to expectations when prior years reserves were initially set, especially for the commercial casualty line of business. The reserve for loss and loss expenses in the condensed consolidated balance sheets also includes $60 million at March 31, 2011, and $53 million at March 31, 2010, for certain life and health loss and loss expense reserves.

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

(In millions)	March 31,	December 31,
	2011	2010
Ordinary/traditional life	$640	$628
Universal life	467	459
Deferred annuities	783	730
Investment contracts	199	200
Other	17	17
Total gross reserves	$2,106	$2,034

NOTE 7 – Reinsurance

Our condensed consolidated statements of income include earned consolidated property casualty insurance premiums on assumed and ceded business:

(In millions)	Three months ended March 31,
	2011	2010
Direct earned premiums	$780	$744
Assumed earned premiums	5	3
Ceded earned premiums	(40)	(40)
Net earned premiums	$745	$707

Our condensed consolidated statements of income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

(In millions)	Three months ended March 31,
	2011	2010
Direct incurred loss and loss expenses	$527	$449
Assumed incurred loss and loss expenses	15	2
Ceded incurred loss and loss expenses	(12)	23
Net incurred loss and loss expenses	$530	$474

Our condensed consolidated statements of income include earned life insurance premiums on ceded business:

(In millions)	Three months ended March 31,
	2011	2010
Direct earned premiums	$50	$50
Assumed earned premiums	-	-
Ceded earned premiums	(13)	(11)
Net earned premiums	$37	$39

Our condensed consolidated statements of income include life insurance contract holders’ benefits incurred on ceded business:

(In millions)	Three months ended March 31,
	2011	2010
Direct contract holders' benefits incurred	$53	$57
Assumed contract holders' benefits incurred	-	-
Ceded contract holders' benefits incurred	(8)	(15)
Net incurred loss and loss expenses	$45	$42

NOTE 8 – Employee Retirement Benefits

The following summarizes the components of net periodic costs for our qualified and supplemental pension plans:

(In millions)	Three months ended March 31,
	2011	2010
Service cost	$3	$2
Interest cost	3	3
Expected return on plan assets	(4)	(3)
Amortization of actuarial loss and prior service cost	1	1
Net periodic benefit cost	$3	$3

See our 2010 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 121 for information on our retirement benefits. We made matching contributions of $2 million to our 401(k) savings plan during both the first quarter of 2011 and 2010.

We contributed $35 million to our qualified pension plan during the first quarter of 2011. We do not anticipate further contributions to our qualified pension plan during the remainder of 2011.

NOTE 9 – Stock-Based Associate Compensation Plans

We currently have four equity compensation plans that permit us to grant various types of equity awards. We currently grant incentive stock options, non-qualified stock options, service-based restricted stock units and performance-based restricted stock units, including some with market-based performance objectives, under our shareholder-approved plans. We also have a Holiday Stock Plan that permits annual awards of one share of common stock to each full-time associate for each full calendar year of service up to a maximum of 10 shares. One of our equity compensation plans permits us to grant stock to our outside directors as a component of their annual compensation. For additional information about our equity compensation plans, see our 2010 Annual Report on Form 10-K, Item 8, Note 17, Stock-Based Associate Compensation Plans, Page 125.

A total of 16.9 million shares are authorized to be granted under the shareholder-approved plans. At March 31, 2011, 4.3 million shares were available for future issuance under the plans.

Stock-Based Awards

During the first quarter of 2011, we granted 24,492 shares of common stock to our directors for 2010 board service fees. Stock-based awards were granted to associates during the first quarter of 2011 and are summarized in the tables below. Stock-based compensation cost after tax was $2 million for both the three months ended March 31, 2011 and 2010.

As of March 31, 2011, $24 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted-average period of 2.4 years.

Here is a summary of option information:

(Shares in thousands)	Shares	Weighted- average exercise price
Outstanding at January 1, 2011	9,690	$36.59
Granted	876	34.04
Exercised	(14)	26.82
Forfeited or expired	(939)	33.05
Outstanding at March 31, 2011	9,613	36.72

Here is a summary of restricted stock unit information:

(Shares in thousands)	Service-based nonvested shares	Weighted-average grant-date fair value	Performance-based nonvested shares	Weighted-average grant-date fair value
Nonvested at January 1, 2011	716	$26.00	149	$26.08
Granted	298	29.59	41	31.77
Vested	(215)	34.48	-	0.00
Forfeited or canceled	(4)	24.57	(43)	32.56
Nonvested at March 31, 2011	795	25.06	147	25.78

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

On a quarterly basis, we review the outstanding lawsuits. Under current accounting guidance, we establish accruals for lawsuits when it is probable that a loss has been incurred and we can reasonably estimate its potential exposure. The company accounts for such probable and estimable losses, if any, through the establishment of legal expense reserves. Based on our quarterly review, we believe that our accruals for probable and estimable lawsuits are reasonable and that the amounts accrued do not have a material effect on our consolidated financial condition or results of operations. However, if any one or more of these cases results in a judgment against us or settlement for an amount that is significantly greater than the amount accrued, the resulting liability could have a material effect on the company’s consolidated results of operations or cash flows. Based on our quarterly review, for any other matter for which the risk of loss is more than remote we are unable to reasonably estimate the potential loss or establish a reasonable range of loss.

NOTE 11 – Income Taxes

As of March 31, 2011, we had no liability for unrecognized tax benefits.

As of December 31, 2010, we had no liability for unrecognized tax benefits. Details about our liability for unrecognized tax benefits are found in our 2010 Annual Report on Form 10-K, Item 8, Note 11, Income Taxes, Page 120.

The differences between the 35 percent statutory income tax rate and our effective income tax rate were as follows:

	Three months ended March 31,
	2011	2010
Tax at statutory rate	35.0%	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(11.4)	(10.8)
Dividend received exclusion	(6.7)	(5.2)
Other	1.5	1.0
Effective rate	18.4%	20.0%

NOTE 12 – Segment Information

We operate primarily in two industries, property casualty insurance and life insurance. We regularly review our reporting segments to make decisions about allocating resources and assessing performance:

•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Excess and Surplus lines property and casualty insurance

•	Life insurance

•	Investments

As discussed in our 2010 Annual Report on Form 10-K, Item 8, Note 18, Segment Information, we revised our reportable segments during the fourth quarter of 2010 to establish a separate reportable segment for excess and surplus lines. This new segment includes results of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources. Historically, the excess and surplus lines results were reflected in Other. Prior period data included in this quarterly report has been adjusted to represent this new segment.

We report as Other the non-investment operations of the parent company and its non-insurer subsidiary, CFC Investment Company. See our 2010 Annual Report on Form 10-K, Item 8, Note 18, Segment Information, Page 115 for a description of revenue, income or loss before income taxes and identifiable assets for each of the five segments.

Segment information is summarized in the following table:

(In millions)	Three months ended March 31,
	2011	2010
Revenues:
Commercial lines insurance
Commercial casualty	$172	$164
Commercial property	126	121
Commercial auto	96	95
Workers' compensation	76	74
Specialty packages	37	37
Surety and executive risk	25	24
Machinery and equipment	8	8
Commercial lines insurance premiums	540	523
Fee revenue	1	1
Total commercial lines insurance	541	524

Personal lines insurance
Personal auto	89	81
Homeowner	76	70
Other personal lines	25	23
Personal lines insurance premiums	190	174
Fee revenue	-	-
Total personal lines insurance	190	174

Excess and surplus lines insurance	15	11
Life insurance	38	39
Investment operations	143	138
Other	2	1
Total revenues	$929	$887

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$(21)	$(10)
Personal lines insurance	(3)	(5)
Excess and surplus lines insurance	(5)	(3)
Life insurance	(3)	-
Investment operations	123	119
Other	(15)	(16)
Total	$76	$85

Identifiable assets:	March 31,	December 31,
	2011	2010
Property casualty insurance	$2,045	$2,008
Life insurance	1,191	1,214
Investment operations	11,769	11,543
Other	364	330
Total	$15,369	$15,095

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights significant factors influencing the consolidated results of operations and financial position of Cincinnati Financial Corporation (CFC). It should be read in conjunction with the consolidated financial statements and related notes included in our 2010 Annual Report on Form 10-K. Unless otherwise noted, the industry data is prepared by A.M. Best Co., a leading insurance industry statistical, analytical and financial strength rating organization. Information from A.M. Best is presented on a statutory basis. When we provide our results on a comparable statutory basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

We present per share data on a diluted basis unless otherwise noted, adjusting those amounts for all stock splits and dividends. Dollar amounts are rounded to millions; calculations of percent changes are based on dollar amounts rounded to the nearest million. Certain percentage changes are identified as not meaningful (nm).

Safe Harbor Statement

This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in our 2010 Annual Report on Form 10-K, Item 1A, Risk Factors, Page 24.

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

Introduction
Corporate Financial Highlights
Income Statement and Per Share Data

(Dollars in millions except share data)	Three months ended March 31,
	2011	2010	Change %
Income statement data
Earned premiums	$782	$746	5
Investment income, net of expenses (pretax)	131	130	1
Realized investment gains and losses (pretax)	12	8	50
Total revenues	929	887	5
Net income	62	68	(9)
Per share data
Net income - diluted	0.38	0.42	(10)
Cash dividends declared	0.40	0.395	1

Weighted average shares outstanding	163,669,998	163,310,451	0

Revenues were higher for the first quarter of 2011 compared with the first quarter of 2010, primarily due to growth in earned premiums. Premium and investment revenue trends are discussed further in the respective sections of Results of Operations, Page 24.

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

Net income for the first quarter of 2011 compared with the 2010 first quarter decreased primarily due to weaker property casualty underwriting results that declined $7 million after taxes. Life insurance segment results were down $2 million while investment segment results were up $3 million, including a $1 million increase from investment income and a $2 million increase from realized investment gains, all on an after-tax basis. Performance by segment is discussed below in Results of Operations, beginning on Page 24. As discussed in our 2010 Annual Report on Form 10-K, Item 7, Factors Influencing Our Future Performance, Page 37, there are several reasons that our performance during 2011 may be below our long-term targets. In that annual report, as part of Results of Operations, we also discussed the full-year 2011 outlook for each reporting segment.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2010, the company had increased the indicated annual cash dividend rate for 50 consecutive years, a record we believe was matched by only 10 other publicly traded companies. Our board regularly evaluates relevant factors in dividend-related decisions, and the 2010 dividend increase reflected confidence in our strong capital, liquidity and financial flexibility, as well as progress through our initiatives to improve earnings performance.

Balance Sheet Data and Performance Measures

(Dollars in millions except share data)	At March 31,	At December 31,
	2011	2010
Balance sheet data
Invested assets	$11,704	$11,508
Total assets	15,369	15,095
Short-term debt	49	49
Long-term debt	790	790
Shareholders' equity	5,118	5,032
Book value per share	31.40	30.91
Debt-to-total-capital ratio	14.1%	14.3%

	Three months ended March 31,
	2011	2010
Performance measure
Value creation ratio	2.9%	3.4%

Invested assets increased 2 percent and total assets also increased 2 percent compared with year-end 2010, largely due to growth in unrealized investment gains. Shareholders’ equity and book value per share rose 2 percent during the first quarter of 2011. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders’ equity) improved compared with the December 31, 2010, level. The first-quarter value creation ratio, defined below, was lower for the first three months of 2011 compared with 2010, primarily due to less growth in unrealized investment gains. The $0.49 increase in book value per share during the first three months of 2011 added 1.6 percentage points to the value creation ratio while dividends declared at $0.40 per share during the first three months of 2011 contributed 1.3 points.

Progress Toward Long-Term Value Creation

Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2010 written premium volume for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies in 39 states as discussed in our 2010 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 3.

We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles. We believe that this forward-looking view has consistently benefited our policyholders, agents, shareholders and associates.

To measure our long-term progress in creating shareholder value, we have defined a value creation metric that we believe captures the contribution of our insurance operations, the success of our investment strategy and the importance we place on paying cash dividends to shareholders. This measure, our value creation ratio or VCR, is made up of two primary components: (1) our rate of growth in book value per share plus (2) the ratio of dividends declared per share to beginning book value per share. For the period 2010 through 2014, an annual value creation ratio averaging 12 percent to 15 percent is our primary performance target. Management believes this non-GAAP measure is a useful supplement to GAAP information.

When looking at our longer-term objectives, we see three performance drivers:

•
Premium growth – We believe over any five-year period our agency relationships and initiatives can lead to a property casualty written premium growth rate that exceeds the industry average. The compound annual growth rate of our net written premiums was negative 0.7 percent over the five-year period 2006 through 2010, slightly worse than the negative 0.5 percent estimated growth rate for the property casualty insurance industry. Our premium mix, relative to the industry, is more heavily weighted in commercial lines and premium growth for the commercial lines segment of the industry has lagged growth for the personal lines segment in recent years.

For the first three months of 2011, our total property casualty net written premiums’ year-over-year growth was 3 percent overall with our largest segment, commercial lines, trending essentially flat. A.M. Best forecasts growth in net written premiums of approximately 1 percent for the U.S. property casualty industry for the year 2011, with the industry’s commercial lines segment growing less than 1 percent. A.M. Best also expects a sluggish economic recovery and forecasts that commercial lines premium rates will continue to deteriorate in 2011. Given the ongoing weak pricing in the commercial insurance marketplace, we continue to exercise discipline in risk selection and pricing. Our premium growth initiatives are discussed below in Highlights of Our Strategies and Supporting Initiatives, Page 21.

•
Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently below 100 percent. Our GAAP combined ratio averaged 98.3 percent over the five-year period 2006 through 2010. It was below 100 percent in 2006 and 2007, but was above 100 percent for 2008 through 2010, when we averaged 102.3 percent, including an average catastrophe loss ratio that was 2.1 percentage points higher than our average for the 10-year period prior to 2008. Our statutory combined ratio averaged 98.2 percent over the five-year period 2006 through 2010 compared with an estimated 99.5 percent for the property casualty industry.

For the first three months of 2011, our GAAP combined ratio was 103.9 percent and our statutory combined ratio was 103.3 percent, both including 5.7 percentage points of current accident year catastrophe losses offset by 7.9 percentage points of favorable loss reserve development on prior accident years. A.M. Best forecasts the industry’s full-year 2011 statutory combined ratio at 103.5 percent, including 4.5 percentage points of catastrophe losses and a favorable impact of 2.3 percentage points from prior accident year reserve releases. For the commercial lines industry segment, A.M. Best forecasts a full-year 2011 statutory combined ratio at approximately 110 percent, including approximately 4 percentage points of catastrophe losses and a favorable impact of less than 1 percentage point from prior accident year reserve releases.

•
Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index. The compound annual return for our equity portfolio over the five-year period 2006 through 2010 was negative 3.0 percent compared with positive 2.3 percent for the Index. Our equity portfolio underperformed the market for the five-year period primarily because of the 2008 decline in the market value of our previously large equity holdings in the financial services sector.

Investment income, on a before-tax basis, grew at a compound annual rate of 0.3 percent over the five-year period 2006 through 2010. It grew in each year except 2008 and 2009, when we experienced a dramatic reduction in dividend payouts by financial services companies previously held in our equity portfolio.

For the first three months of 2011, pretax investment income was $131 million, up 1 percent from $130 million for the same period in 2010. The increase reflected higher dividends that somewhat offset declining interest income due to declining yields from lower interest rates. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Highlights of Our Strategy and Supporting Initiatives

Management has worked to identify a strategy that can lead to long-term success, with concurrence by the board of directors. Our strategy is intended to position us to compete successfully in the markets we have targeted while appropriately managing risk. Further description of our long-term, proven strategy can be found in our 2010 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 3. We believe successful implementation of two groups of initiatives that support our strategy, summarized below, will help us better serve our agent customers and reduce volatility in our financial results while we also grow earnings and book value over the long term, successfully navigating challenging economic, market or industry pricing cycles.

•
Improve insurance profitability – Implementation of this group of initiatives is intended to improve pricing capabilities for our property casualty business, increasing our ability to manage our business while also enhancing our efficiency. Improved pricing capabilities through the use of technology and analytics can lead to better profit margins. Improved planning for growth and profitability can enhance our ability to achieve objectives at all levels in the organization. Improved internal processes with additional performance metrics can help us be more efficient and effective. These initiatives support the ability of the agencies that represent us to grow profitably by allowing them to serve clients faster and to more efficiently manage agency expenses.

•
Drive premium growth – Implementation of this group of initiatives is intended to further penetrate each market we serve through our independent agency network. Strategies aimed at specific market opportunities, along with service enhancements, can help our agents grow and increase our share of their business. Diversified growth also may reduce variability of losses from weather-related catastrophes.

We discuss initiatives supporting each of these strategies below, along with metrics we use to assess our progress.

Improve Insurance Profitability

The main initiatives to improve our insurance profitability include:

•
Improve pricing precision using predictive analytics – We continue efforts to expand our pricing and underwriting capabilities by using predictive analytics and expect cumulative benefits of these efforts to improve loss ratios over time. Development of additional business data to support accurate underwriting, pricing and other business decisions also continues. A project that will continue in phases over the next several years will deploy a full data management program, including a data warehouse for our property casualty and life insurance operations, providing enhanced granularity of pricing data. 2011 progress to date and future plans for key initiatives are summarized below.

o
Commercial lines – In the second half of 2009, we began to use predictive modeling tools that align individual insurance policy pricing to risk attributes for our workers’ compensation line of business. By late 2010, we had completed development of predictive models for our commercial auto line of business and also for general liability and commercial property coverages in commercial package accounts. A pilot version for production use of tools for these three business lines began early in the second quarter of 2011, and we plan a full-production release before the end of 2011. Underwriters using these tools have enhanced abilities to target profitability and to discuss pricing impacts with agency personnel. Development of similar tools for our specialty packages line of business is planned for the second half of 2011.

o
Personal lines – Prior to 2010, we began to use predictive modeling tools for our homeowner line of business, and in late 2010 we began using similar analytics for personal auto. We believe we are successfully attracting more of our agents’ preferred business, based on trends indicating the average quality of our book of business as measured by the insurance score profile. Personal lines new business written premiums continue to increase at a strong pace, growing 22 percent during the first three months of 2011. We are continuing to develop model attributes and expand our pricing points to add more precision. This includes an update to the modeling of our homeowner book for pricing changes targeted for implementation beginning the fourth quarter of 2011.

•
Improve agency-level planning for profitability and growth – Additional use of analytics tools helps us to better understand our business in greater detail and to communicate additional quantitative and qualitative information to agents and associates. To predict profitability, we are developing models at an agency level and in aggregate. Enhanced reporting of related metrics should facilitate coordination and consistent decision-making. During 2011, we expect to enhance our agency planning processes to develop multi-year profitability and growth plans.

•
Improve internal processes and further deploy performance metrics – Improving processes supports our strategic goals and can reduce internal costs. Use of additional measurements to track progress and accountability for results will improve our overall effectiveness. Our commercial lines operation is developing additional performance metrics for underwriting associates that we plan to pilot in 2011. Completion of development for additional coverages in our commercial lines policy administration system is expected to facilitate important internal process improvement initiatives for 2011. Progress during the first quarter of 2011 included implementing professional and employment practices liability insurance in one of our larger states with development for additional states and coverages in progress. Another important initiative aims to develop business rules and parameters for personal lines accounts that will allow processing of risks that meet qualifying underwriting criteria without intervention by an underwriter. The objective is to streamline processing for our agents and associates, permitting more time for risks that need additional service or attention. The initiative includes developing technology to integrate automated steps into the current process plus changes in workflow, including auditing for compliance with eligibility requirements. Progress during the first quarter of 2011 included piloting a new rules engine for a select sample of new business. Changes resulting from the pilot are targeted for implementation during the second quarter of 2011.

We measure the overall success of our strategy to improve insurance profitability primarily through our GAAP combined ratio, which we believe can be consistently below 100 percent over any five-year period.

In addition, we expect these initiatives to contribute to our rank as the No. 1 or No. 2 insurance company based on premium volume in agencies that have represented us for at least five years. We earned that rank in approximately 75 percent of these agencies, based on premiums for 2009, the most recent year for which full agency data is available. We are working to increase the percentage of agencies with this premium share ranking.

Drive Premium Growth

Primary initiatives to drive premium growth include:

•
Gain a larger share of agency business – We continue to execute on prior year growth initiatives and add new initiatives to improve our penetration in each market we serve through our independent agencies. Our focus remains on the key components of agent satisfaction based on factors agents tell us are most important.

o
Innovate our small business strategy – Additional focus on attributes that agencies weigh heavily in carrier selection for their clients is a key component of this initiative. Those attributes include technology ease of use and integration with agency management systems, flexible billing, product breadth and pricing, and service and marketing support for new business. The initiative includes refining workflows for the entire policy process, including more streamlined underwriting and claims processes, and providing additional policyholder services. We also are developing and coordinating small business targeted marketing, including cross-selling opportunities for our agencies, through our Target Markets department. This area focuses on new commercial product development, including identification and promotional support for promising classes of business. This strategy also is expected to grow our existing book of small business and to improve profitability due to lower expenses through more automation of data gathering and use of predictive analytics.

o
New agency appointments – We continue to appoint new agencies to develop additional points of distribution, focusing on areas where our market share is less than 1 percent while also considering economic and catastrophe risk factors. In 2011, we are targeting approximately 120 appointments of independent agencies, with a significant portion in the five states we entered since late 2008. During the first three months of 2011, we appointed 40 new agencies that write an aggregate of approximately $650 million in property casualty premiums annually with various companies for an average of approximately $16 million per agency. As of March 31, 2011, a total of 1,263 agency relationships market our standard market insurance products from 1,569 reporting locations.

We seek to build a close, long-term relationship with each agency we appoint, carefully evaluating the marketing reach of each new appointment to ensure the territory can support both current and new agencies. Our 119 field marketing territories are staffed by marketing representatives averaging 19 years of industry experience and nine years as a Cincinnati Insurance field marketing representative. The team of field associates in each territory works together with headquarters support associates to form our agent-centered business model, providing local expertise, helping us better understand the accounts we underwrite and creating market advantages for our agents. We generally earn a 10 percent share of an agency’s business within 10 years of its appointment. We also help our agents grow their business by attracting more clients in their communities through unique Cincinnati-style service.

•
Improve consumer relationships we undertake on behalf of our agencies – Improved interactions with consumers who are clients and prospects of our agents can drive more business to agents and help them grow. Through this initiative, we expect to identify the various ways we interact with consumers on behalf of our agencies and ensure that we do so in a manner that reinforces the value of the independent agent while establishing the value and service of a Cincinnati policy. By understanding and monitoring trends that drive consumer purchasing decisions, we can create positive interactions. We expect online policyholder services to continue evolving and will continue to work with agencies to meet the needs of their clients. During the first quarter of 2011, we completed research that included agent and consumer surveys. Analysis of survey data yielded significant insights on consumer preferences and perceptions that we will use to make informed decisions and set priorities as we work to create positive consumer experiences that support the agent’s consumer relationships.

We measure the overall success of this strategy to drive premium growth primarily through changes in net written premiums, which we believe can grow faster than the industry average over any five-year period. For the first three months of 2011, our property casualty net written premiums increased 3 percent, compared with a full-year 2011 estimated increase of approximately 1 percent for the industry.

Despite near-term challenges in insurance and financial markets that are reflected in year-to-date 2011 financial performance, we have made significant progress on our initiatives and remain confident that our overall strategy can deliver long-term value for shareholders.

A vital part of our long-term strategy is financial strength, which is described in our 2010 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Financial Strength, Page 5. Our investment portfolios remain well-diversified as discussed in Item 3, Quantitative and Qualitative Disclosures about Market Risk, Page 42. We continue to maintain strong parent company liquidity that increases our flexibility through all periods to maintain our cash dividend and to continue to invest in and expand our insurance operations. At March 31, 2011, we held $1.156 billion of our cash and invested assets at the parent company level, of which $795 million, or 68.8 percent, was invested in common stocks, and $95 million, or 8.2 percent, was cash or cash equivalents. Our ratio of debt-to-total-capital at 14.1 percent remains well below our target limit of 20 percent. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 0.8-to-1 for the 12 months ended March 31, 2011, unchanged from 0.8-to-1 at year-end 2010.

Our financial strength ratings by independent ratings firms also are important. In addition to rating our parent company’s senior debt, four firms award insurer financial strength ratings to our property casualty and life companies based on their quantitative and qualitative analyses. These ratings primarily assess an insurer’s ability to meet financial obligations to policyholders and do not necessarily address all of the matters that may be important to investors. Ratings may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

As of April 26, 2011, our insurer financial strength ratings were:

Insurer Financial Strength Ratings
Rating Agency	Standard Market Property Casualty Insurance Subsidiary			Life Insurance Subsidiary			Excess and Surplus Insurance Subsidiary			Date of Most Recent Affirmation or Action
			Rating Tier			Rating Tier			Rating Tier
A. M. Best Co.	A+	Superior	2 of 16	A	Excellent	3 of 16	A	Excellent	3 of 16	Stable outlook (12/13/10)
Fitch Ratings	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable outlook (9/2/10)
Moody's Investors Service	A1	Good	5 of 21	-	-	-	-	-	-	Stable outlook (9/25/08)
Standard & Poor's Ratings Services	A	Strong	6 of 21	A	Strong	6 of 21	-	-	-	Stable outlook (7/19/10)

•	All of our insurance subsidiaries continue to be highly rated. No ratings agency actions to our insurer financial strength ratings have occurred in 2011.

Results of Operations

The consolidated results of operations reflect the operating results of each of our five segments along with the parent company and other activities reported as “Other.” The five segments are:

•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Excess and surplus lines property casualty insurance

•	Life insurance

•	Investments

We report as Other the non-investment operations of the parent company and its non-insurer subsidiary, CFC Investment Company. See Item 1, Note 12, Segment Information, Page 15, for discussion of the calculations of segment data. Results of operations for each of the five segments are discussed below.

Consolidated Property Casualty Insurance Results of Operations

Consolidated property casualty insurance results include premiums and expenses for our standard market insurance (commercial lines and personal lines segments) as well as our surplus lines operations.

(Dollars in millions)	Three months ended March 31,
	2011	2010	Change %
Earned premiums	$745	$708	5
Fee revenues	1	1	0
Total revenues	746	709	5

Loss and loss expenses from:
Current accident year before catastrophe losses	546	492	11
Current accident year catastrophe losses	42	22	91
Prior accident years before catastrophe losses	(57)	(32)	(78)
Prior accident years catastrophe losses	(1)	(7)	86
Total loss and loss expenses	530	475	12
Underwriting expenses	245	252	(3)
Underwriting loss	$(29)	$(18)	(61)

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	73.3%	69.5%	3.8
Current accident year catastrophe losses	5.7	3.1	2.6
Prior accident years before catastrophe losses	(7.7)	(4.6)	(3.1)
Prior accident years catastrophe losses	(0.2)	(1.0)	0.8
Total loss and loss expenses	71.1	67.0	4.1
Underwriting expenses	32.8	35.6	(2.8)
Combined ratio	103.9%	102.6%	1.3

Combined ratio:	103.9%	102.6%	1.3
Contribution from catastrophe losses and prior years reserve development	(2.2)	(2.5)	0.3
Combined ratio before catastrophe losses and prior years reserve development	106.1%	105.1%	1.0

Our consolidated property casualty insurance operations generated an underwriting loss of $29 million for the three months ended March 31, 2011, compared with an underwriting loss of $18 million for the three months ended March 31, 2010. The primary cause of the higher underwriting loss was a $26 million increase in losses from natural catastrophes, primarily weather-related, plus higher weather-related losses not linked to specific catastrophe events. More details of property casualty insurance results are discussed below, including discussion of our commercial lines, personal lines and excess and surplus lines segments.

We measure and analyze property casualty underwriting results primarily by the combined ratio and its component ratios. The GAAP-basis combined ratio is the percentage of incurred losses plus all expenses per each earned premium dollar -- the lower the ratio, the better the performance. An underwriting profit results when the combined ratio is below 100 percent. A combined ratio above 100 percent indicates that an insurance company’s losses and expenses exceeded premiums.

The combined ratio can be affected significantly by catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, improved the combined ratio by 7.9 percentage points in the first three months of 2011 compared with 5.6 percentage points in the same period of 2010. Net favorable development for the first three months of 2011 occurred primarily in our commercial casualty line of business as discussed in Commercial Lines Results of Operations on Page 26.

The underwriting expense ratio was lower for the first quarter of 2011 compared with the same period of 2010. The decrease was primarily due to higher earned premiums and first-quarter 2010 provisions for matters involving prior years and related to Note 10, Commitments and Contingent Liabilities, Page 14.

(Dollars in millions)	Three months ended March 31,
	2011	2010	Change %
Agency renewal written premiums	$708	$682	4
Agency new business written premiums	102	92	11
Other written premiums	(31)	(18)	(72)
Net written premiums	779	756	3
Unearned premium change	(34)	(48)	29
Earned premiums	$745	$708	5

The trends in net written premiums and earned premiums summarized in the table above reflect the effects of our premium growth strategies and slowly improving economic conditions, partially offset by ongoing strong competition in our markets. Our premium growth initiatives from prior years continue to affect current year growth, particularly as newer agency relationships mature over time. We discuss current initiatives in Highlights of Our Strategy and Supporting Initiatives, Page 21. The main drivers of trends for 2011 are discussed by segment on Pages 26 and 30.

Consolidated property casualty agency new business written premiums increased $10 million for the first quarter of 2011, compared with the same period of 2010. New business premiums grew for each of our property casualty segments. We continued to experience new business growth related to initiatives for product line or geographic expansion into new and underserved areas. Agents appointed during 2010 or 2011 produced an increase in standard lines new business of $8 million for the first three months of 2011 compared with the same period in 2010. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that is less familiar to our agent due to it being recently obtained from a competing agent.

Catastrophe losses contributed 5.5 percentage points to the combined ratio in the three months ended March 31, 2011, compared with 2.1 percentage points in the same period of 2010. The first-quarter 2011 ratio included 1.1 percentage points from estimated losses of $8 million for our participation in assumed reinsurance treaties that spread the risk of very high catastrophe losses, including the March 2011 Japan earthquake event, among many insurers. The only assumed reinsurance treaty for which we have material exposure has been reserved at policy limits for that event.

The following table shows catastrophe losses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list catastrophe events for which our incurred losses reached or exceeded $5 million.

(In millions, net of reinsurance)			Three months ended March 31,
					Excess
			Commercial	Personal	and surplus
Dates	Cause of loss	Region	lines	lines	lines	Total
2011
Jan. 31 - Feb 3	Flood, freezing, ice, snow, wind	South, Midwest	$5	$5	$-	$10
Feb. 27 – 28	Flood, hail, tornado, wind	Midwest	5	8	-	13
Mar. 11	Earthquake	Japan	8	-	-	8
All other 2011 catastrophes			5	6	-	11
Development on 2010 and prior catastrophes			4	(5)	-	(1)
Calendar year incurred total			$27	$14	$-	$41

2010
Jan. 7	Freezing, wind	South, Midwest	$4	$2	$-	$6
Feb. 4	Ice, snow, wind	East, Midwest	4	1	-	5
Feb. 9	Ice, snow, wind	East, Midwest	6	2	-	8
All other 2010 catastrophes			2	1	-	3
Development on 2009 and prior catastrophes			(6)	(1)	-	(7)
Calendar year incurred total			$10	$5	$-	$15

Commercial Lines Insurance Results of Operations

(Dollars in millions)	Three months ended March 31,
	2011	2010	Change %

Earned premiums	$540	$523	3
Fee revenues	1	1	0
Total revenues	541	524	3

Loss and loss expenses from:
Current accident year before catastrophe losses	402	371	8
Current accident year catastrophe losses	23	16	44
Prior accident years before catastrophe losses	(55)	(28)	(96)
Prior accident years catastrophe losses	4	(6)	nm
Total loss and loss expenses	374	353	6
Underwriting expenses	188	181	4
Underwriting loss	$(21)	$(10)	(110)

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	74.5%	71.1%	3.4
Current accident year catastrophe losses	4.3	3.0	1.3
Prior accident years before catastrophe losses	(10.2)	(5.5)	(4.7)
Prior accident years catastrophe losses	0.6	(1.2)	1.8
Total loss and loss expenses	69.2	67.4	1.8
Underwriting expenses	34.8	34.7	0.1
Combined ratio	104.0%	102.1%	1.9

Combined ratio:	104.0%	102.1%	1.9
Contribution from catastrophe losses and prior years reserve development	(5.3)	(3.7)	(1.6)
Combined ratio before catastrophe losses and prior years reserve development	109.3%	105.8%	3.5

Overview

Performance highlights for the commercial lines segment include:

•
Premiums – Commercial lines earned premiums grew 3 percent during the first quarter of 2011 while net written premiums were essentially flat. Premiums for our commercial casualty and workers’ compensation business include the result of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits contributed $18 million of the $17 million net increase in earned premiums for the first quarter of 2011 compared with the same period a year ago. The premiums table below analyzes other components of earned premiums.

Agency renewal written premiums that rose 2 percent during the first three months of 2011 also largely reflected improving economic conditions that were partly offset by lower pricing. Net written premiums from audits during the first quarter of 2011 were nearly flat and the year-over-year change from audits was favorable by $8 million, in part reflecting improving insured exposure-level comparatives from the slowly improving economy. We work with our agents to retain accounts with manageable risk characteristics that support the lower average prices prevailing in the marketplace. Our agents, assisted by our field associates who handle underwriting, claims, loss control or premium audit responsibilities, provide us with insights on local market conditions. We use such insights in making decisions intended to adequately price business to achieve target profit margins. We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies. Our commercial lines policies averaged an estimated price decline in the low-single-digit range during the first quarter of 2011, similar to the average for full-year 2010. More significant declines sometimes occur, particularly for larger accounts.

New business written premiums for commercial lines increased 8 percent during the first three months of 2011 compared with the same period last year. Our five newest states for our commercial lines operation – Texas, Colorado, Wyoming, Connecticut and Oregon – generated an increase in new business of approximately $1 million for the first three months of 2011, while other states in total increased by approximately $4 million or 6 percent.

Other written premiums included slightly lower amounts ceded to reinsurers. The first quarter of 2011 had a less favorable adjustment, compared with the first quarter of last year, for estimated premiums of policies in effect but not yet processed. The adjustment for estimated premiums had an immaterial effect on earned premiums.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2011	2010	Change %
Agency renewal written premiums	$542	$533	2
Agency new business written premiums	71	66	8
Other written premiums	(25)	(11)	(127)
Net written premiums	588	588	0
Unearned premium change	(48)	(65)	26
Earned premiums	$540	$523	3

•
Combined ratio – The commercial lines combined ratio for the first quarter of 2011 increased compared with the 2010 first quarter, driven by catastrophe losses that were 3.1 points higher. The ratio for current accident year loss and loss expenses before catastrophe losses of 74.5 percent for the first three months of 2011 was even with the 74.5 percent accident year 2010 ratio measured as of December 31, 2010.

The net effect of reserve development on prior accident years during the first three months of 2011 was favorable for commercial lines overall by $51 million compared with net favorable development of $34 million for the same period in 2010. For the first three months of 2011, essentially all of the $51 million commercial lines favorable reserve development on prior accident years occurred in the commercial casualty line of business, mostly for accident years 2008 through 2010, with smaller amounts for other lines of business netting to an immaterial amount. The favorable reserve development recognized for commercial casualty is primarily due to reduced volatility in paid loss and case reserve development. Reserve estimates are inherently uncertain as described in our 2010 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves, Page 82.

Our loss and loss expense ratio for workers’ compensation remained high at 91.5 percent for the first three months of 2011, contributing to the underwriting loss. As discussed in our 2010 Annual Report on Form 10-K, Item 7, Commercial Lines of Business Analysis, Page 58, predictive modeling for workers’ compensation is expected to increase pricing accuracy, therefore improving profitability and the related ratios over time. In addition to continued use and refinement of predictive analytics, we use specialists who have extensive experience in underwriting workers’ compensation exposures, and claims associates who specialize in workers’ compensation claims, and we are increasing our use of loss control risk evaluation services for workers’ compensation accounts. Specialization and timely handling of claims through direct reporting of workers’ compensation claims, implemented in early 2010, should enable our claims representatives to more effectively manage and contain the costs of claims that have already occurred, as well as future claims. Loss control services should help prevent worker-related accidents or lessen the severity of injuries when accidents occur.

The underwriting expense ratio for the first quarter of 2011 was essentially flat compared with the first three months of 2010. The ratio for first-quarter 2011 expenses related to agent profit sharing was approximately 2 percentage points higher than full-year 2010, accounting for most of the difference between the first-quarter 2011 commercial lines total underwriting expense ratio and the full-year 2010 ratio of 32.7 percent.

Underwriting results and related measures for the combined ratio are summarized in the first table of Commercial Lines Insurance Results of Operations. The tables and discussion below provide additional details for certain primary drivers of underwriting results.

Commercial Lines Insurance Losses by Size

(Dollars in millions)	Three months ended March 31,
	2011	2010	Change %
New losses greater than $4,000,000	$11	$6	83
New losses $1,000,000-$4,000,000	40	32	25
New losses $250,000-$1,000,000	37	40	(8)
Case reserve development above $250,000	31	32	(3)
Total large losses incurred	119	110	8
Other losses excluding catastrophe losses	155	161	(4)
Catastrophe losses	26	10	160
Total losses incurred	$300	$281	7

Ratios as a percent of earned premiums:			Pt. Change
New losses greater than $4,000,000	1.9%	1.1%	0.8
New losses $1,000,000-$4,000,000	7.5	6.1	1.4
New losses $250,000-$1,000,000	6.9	7.7	(0.8)
Case reserve development above $250,000	5.7	6.2	(0.5)
Total large loss ratio	22.0	21.1	0.9
Other losses excluding catastrophe losses	28.6	30.8	(2.2)
Catastrophe losses	4.9	1.8	3.1
Total loss ratio	55.5%	53.7%	1.8

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2011, the ratio for total large losses including case reserve increases was 0.9 percentage points higher compared with last year’s first quarter, primarily due to a higher number of claims and incurred losses for our commercial property line of business. We believe results for the first quarter largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000.

Commercial Lines of Business Analysis

Approximately 95 percent of our commercial lines premiums relate to accounts with coverages from more than one of our business lines. As a result, we believe that the commercial lines segment is best measured and evaluated on a segment basis. However, we provide line of business data to summarize premium and loss trends separately for each line.

(Dollars in millions)	Three months ended March 31,
	2011	2010	Change %
Commercial casualty:
Written premiums	$189	$191	(1)
Earned premiums	172	164	5
Loss and loss expenses incurred	80	96	(17)
Loss and loss expense ratio	46.5%	58.3%
Contribution from catastrophe losses	0.0	0.0
Contribution from prior period reserve development	(32.3)	(12.7)
Loss and loss expenses before catastrophe losses and prior period reserve development	78.8	71.0
Commercial property:
Written premiums	$132	$129	2
Earned premiums	126	121	4
Loss and loss expenses incurred	115	86	34
Loss and loss expense ratio	91.4%	71.0%
Contribution from catastrophe losses	18.6	8.3
Contribution from prior period reserve development	11.4	(1.8)
Loss and loss expenses before catastrophe losses and prior period reserve development	61.4	64.5
Commercial auto:
Written premiums	$107	$103	4
Earned premiums	96	95	1
Loss and loss expenses incurred	50	58	(14)
Loss and loss expense ratio	52.2%	61.0%
Contribution from catastrophe losses	(0.1)	(1.0)
Contribution from prior period reserve development	(24.6)	(7.1)
Loss and loss expenses before catastrophe losses and prior period reserve development	76.9	69.1
Workers' compensation:
Written premiums	$90	$95	(5)
Earned premiums	76	74	3
Loss and loss expenses incurred	70	67	4
Loss and loss expense ratio	91.5%	91.4%
Contribution from catastrophe losses	0.0	0.0
Contribution from prior period reserve development	(4.1)	(11.9)
Loss and loss expenses before catastrophe losses and prior period reserve development	95.6	103.3
Specialty packages:
Written premiums	$37	$39	(5)
Earned premiums	37	37	0
Loss and loss expenses incurred	32	33	(3)
Loss and loss expense ratio	85.5%	89.0%
Contribution from catastrophe losses	7.7	1.1
Contribution from prior period reserve development	13.6	10.0
Loss and loss expenses before catastrophe losses and prior period reserve development	64.2	77.9
Surety and executive risk:
Written premiums	$24	$23	4
Earned premiums	25	24	4
Loss and loss expenses incurred	24	13	85
Loss and loss expense ratio	96.1%	51.1%
Contribution from catastrophe losses	0.0	0.0
Contribution from prior period reserve development	41.4	4.0
Loss and loss expenses before catastrophe losses and prior period reserve development	54.7	47.1
Machinery and equipment:
Written premiums	$9	$8	13
Earned premiums	8	8	0
Loss and loss expenses incurred	3	-	nm
Loss and loss expense ratio	36.9%	6.1%
Contribution from catastrophe losses	0.2	(1.0)
Contribution from prior period reserve development	8.5	(17.2)
Loss and loss expenses before catastrophe losses and prior period reserve development	28.2	24.3

As discussed above, the loss and loss expense ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three months ended March 31, 2011, the commercial line of business with the most significant profitability challenge is workers’ compensation. As discussed above, our actions to improve pricing and reduce loss costs for workers’ compensation are expected to benefit future profitability trends.

Personal Lines Insurance Results of Operations

(Dollars in millions)	Three months ended March 31,
	2011	2010	Change %
Earned premiums	$190	$174	9
Fee revenues	-	-	nm
Total revenues	190	174	9

Loss and loss expenses from:
Current accident year before catastrophe losses	129	111	16
Current accident year catastrophe losses	19	6	217
Prior accident years before catastrophe losses	(2)	(4)	50
Prior accident years catastrophe losses	(5)	(1)	(400)
Total loss and loss expenses	141	112	26
Underwriting expenses	52	67	(22)
Underwriting loss	$(3)	$(5)	40

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	67.9%	63.7%	4.2
Current accident year catastrophe losses	10.0	3.3	6.7
Prior accident years before catastrophe losses	(1.2)	(2.3)	1.1
Prior accident years catastrophe losses	(2.6)	(0.3)	(2.3)
Total loss and loss expenses	74.1	64.4	9.7
Underwriting expenses	27.3	38.1	(10.8)
Combined ratio	101.4%	102.5%	(1.1)

Combined ratio:	101.4%	102.5%	(1.1)
Contribution from catastrophe losses and prior years reserve development	6.2	0.7	5.5
Combined ratio before catastrophe losses and prior years reserve development	95.2%	101.8%	(6.6)

Overview

Performance highlights for the personal lines segment include:

•
Premiums – Personal lines earned premiums and net written premiums for the three months ended March 31, 2011, continued recent quarters’ pattern of growth due to higher renewal and new business premiums that reflected improved pricing.

Agency renewal written premiums increased 9 percent in the first quarter because of rate increases, strong policy retention rates and premium growth initiatives. Various rate changes were implemented beginning in October 2009, including increases for the homeowner line of business averaging approximately 6 percent, with some individual policy rate increases in the double-digit range. Similar rate changes, with a slightly higher average rate increase, were implemented beginning in the fourth quarter of 2010 for states representing the majority of our personal lines business. For our personal auto line of business, rate changes with a low-single-digit average increase were implemented beginning the fourth quarter of 2010. We are targeting similar rate changes for late 2011 and early 2012. Enhanced pricing precision has been enabled by predictive models beginning in late 2010 for personal auto and in 2008 for our homeowner line of business.

Personal lines new business written premiums again exhibited strong growth in most states, in total increasing 22 percent for the three months ended March 31, 2011. We continue to believe we are successful in attracting more of our agents’ preferred business as the average quality of our book of business has improved as measured by the mix of business by insurance score. Some of what we report as new business came from accounts that were not new to our agents. We believe their seasoned accounts tend to be priced more accurately than business that is less familiar to our agents.

We continue to implement strategies discussed in our 2010 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 3, to enhance our response to marketplace changes and help achieve our long-term objectives for personal lines growth and profitability. These strategies include expansion during recent years into four western states with historical industry catastrophe loss ratios that are significantly better than our historical ratios for states where we operated prior to that expansion.

Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2011	2010	Change %
Agency renewal written premiums	$156	$143	9
Agency new business written premiums	22	18	22
Other written premiums	(5)	(6)	17
Net written premiums	173	155	12
Unearned premium change	17	19	(11)
Earned premiums	$190	$174	9

•
Combined ratio – The personal lines combined ratio improved 1.1 percentage points for the first quarter of 2011 compared with the same period of 2010, as lower underwriting expenses more than offset higher weather-related catastrophe losses and an increase in other large losses. The 67.9 percent ratio for current accident year loss and loss expenses before catastrophe losses for the first three months of 2011 improved 2.5 percentage points compared with the 70.4 percent accident year 2010 ratio measured as of December 31, 2010. Pricing changes were the primary driver of the improvement and were somewhat offset by higher large losses. New losses greater than $250,000, shown in the table below, had a ratio effect of 11.9 percentage points for the first three months ended March 31, 2011, compared with 9.2 percentage points for full-year 2010, accounting for 2.7 percentage points of the change.

In addition to the rate increases discussed above, we continue to refine our pricing to better match premiums to the risk of loss on individual policies. We also continue to increase our pricing sophistication by incorporating insurance scores and other attributes of risk that characterize the insured exposure. The results of improved pricing per risk and broad-based rate increases are expected to improve the combined ratio over the next several quarters. In addition, greater geographic diversification is expected over time to reduce the volatility of homeowner loss ratios attributable to weather-related catastrophe losses. During the first quarter of 2011, we implemented an additional reinsurance program solely to decrease from $6 million to $4 million the amount of loss we retain on new large homeowner losses. Our homeowner policies in force during 2009 and 2010 experienced one new loss each year in that size range. No new homeowner losses of that magnitude were incurred during the first quarter of 2011.

Catastrophe losses accounted for 7.4 percentage points of the combined ratio for the three months ended March 31, 2011, compared with 3.0 percentage points for the same period last year. The 10-year annual average through 2010 for the personal lines segment was 8.7 percentage points and the five-year annual average was 10.2 percentage points.

Personal lines reserve development on prior accident years continued to trend favorably during the first three months of 2011, slightly more favorably than during the same period of 2010. Most of the favorable reserve development on prior accident years recognized during 2011 occurred in the personal auto line of business, while favorable development from catastrophe losses offset modest unfavorable development for other losses in our homeowner line of business. Reserve estimates are inherently uncertain as described in our 2010 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves, Page 82.

The underwriting expense ratio for the first three months of 2011 declined compared with the same period of 2010. The lower ratio was primarily due to the first-quarter 2010 provisions for matters involving prior years and related to Note 10, Commitments and Contingent Liabilities, Page 14, and also from lower agent profit sharing expenses.

Personal Lines Insurance Losses by Size

(Dollars in millions)	Three months ended March 31,
	2011	2010	Change %
New losses greater than $4,000,000	$0	$0	nm
New losses $1,000,000-$4,000,000	9	3	200
New losses $250,000-$1,000,000	14	10	40
Case reserve development above $250,000	3	3	0
Total large losses incurred	26	16	63
Other losses excluding catastrophe losses	84	76	11
Catastrophe losses	14	5	180
Total losses incurred	$124	$97	28

Ratios as a percent of earned premiums:			Pt. Change
New losses greater than $4,000,000	0.0%	0.0%	0.0
New losses $1,000,000-$4,000,000	4.8	1.5	3.3
New losses $250,000-$1,000,000	7.1	5.5	1.6
Case reserve development above $250,000	1.7	1.9	(0.2)
Total large losses incurred	13.6	8.9	4.7
Other losses excluding catastrophe losses	43.9	43.4	0.5
Catastrophe losses	7.4	3.0	4.4
Total loss ratio	64.9%	55.3%	9.6

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2011, the ratio for these losses and case reserve increases rose 4.7 percentage points compared with last year’s first quarter, primarily due to a higher number of homeowner claims and incurred losses related to fires. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000.

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

(Dollars in millions)	Three months ended March 31,
	2011	2010	Change %
Personal auto:
Written premiums	$82	$73	12
Earned premiums	89	81	10
Loss and loss expenses incurred	57	47	21
Loss and loss expense ratio	63.8%	58.2%
Contribution from catastrophe losses	0.9	(0.1)
Contribution from prior period reserve development	(5.7)	(4.7)
Loss and loss expenses before catastrophe losses and prior period reserve development	68.6	63.0
Homeowner:
Written premiums	$68	$60	13
Earned premiums	76	70	9
Loss and loss expenses incurred	69	53	30
Loss and loss expense ratio	90.3%	76.0%
Contribution from catastrophe losses	16.3	6.9
Contribution from prior period reserve development	(3.2)	1.6
Loss and loss expenses before catastrophe losses and prior period reserve development	77.2	67.5
Other personal:
Written premiums	$23	$22	5
Earned premiums	25	23	9
Loss and loss expenses incurred	15	12	25
Loss and loss expense ratio	61.2%	51.5%
Contribution from catastrophe losses	3.0	2.8
Contribution from prior period reserve development	1.5	(7.8)
Loss and loss expenses before catastrophe losses and prior period reserve development	56.7	56.5

As discussed above, the loss and loss expense ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three months ended March 31, 2011, the personal line of business with the most significant profitability challenge was homeowner. As discussed above, we continue actions to improve pricing per risk and overall rates, which are expected to improve future profitability. In addition, we anticipate that the long-term future average for the catastrophe loss ratio would improve due to gradual geographic diversification into states less prone to catastrophe losses.

Excess and Surplus Lines Insurance Results of Operations

(Dollars in millions)	Three months ended March 31,
	2011	2010	Change %
Earned premiums	$15	$11	36

Loss and loss expenses from:
Current accident year before catastrophe losses	15	10	50
Current accident year catastrophe losses	-	-	nm
Prior accident years before catastrophe losses	-	-	nm
Prior accident years catastrophe losses	-	-	nm
Total loss and loss expenses	15	10	50
Underwriting expenses	5	4	25
Underwriting loss	$(5)	$(3)	(67)

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	98.8%	88.0%	10.8
Current accident year catastrophe losses	1.7	0.0	1.7
Prior accident years before catastrophe losses	1.1	3.6	(2.5)
Prior accident years catastrophe losses	1.1	(0.2)	1.3
Total loss and loss expenses	102.7	91.4	11.3
Underwriting expenses	30.3	35.7	(5.4)
Combined ratio	133.0%	127.1%	5.9

Combined ratio:	133.0%	127.1%	5.9
Contribution from catastrophe losses and prior years reserve development	3.9	3.4	0.5
Combined ratio before catastrophe losses and prior years reserve development	129.1%	123.7%	5.4

Overview

Performance highlights for the excess and surplus lines segment include:

•	Premiums – Excess and surplus lines earned premiums and net written premiums increased for the three months ended March 31, 2011, reflecting growth in both renewal and new business written premiums.

Renewal written premiums increased 67 percent in the first quarter of 2011, primarily due to the initial opportunity to renew many accounts for the first time as described in our 2010 Annual Report on Form 10-K, Item 7, Excess and Surplus Lines Insurance Results of Operation, Page 70. Renewal pricing changes also accounted for some of the increase, as our excess and surplus lines policies’ average estimated price increases were up modestly. We measure average changes in excess and surplus lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.

New business written premium growth of 13 percent in the first three months of 2011 largely reflected our view that terms and conditions are beginning to firm among many excess and surplus lines insurance companies. Some of what we report as new business came from accounts that were not new to our agents. We believe their seasoned accounts tend to be priced more accurately than business that is less familiar to our agents.

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2011	2010	Change %
Renewal written premiums	$10	$6	67
New business written premiums	9	8	13
Other written premiums	(1)	(1)	0
Net written premiums	18	13	38
Unearned premium change	(3)	(2)	(50)
Earned premiums	$15	$11	36

•
Combined ratio – The excess and surplus lines combined ratio increased 5.9 percentage points for the first quarter of 2011 compared with the same period of 2010, driven by a higher ratio for new large losses. The 98.8 percent ratio for current accident year loss and loss expenses before catastrophe losses for the first three months of 2011 increased 15.0 percentage points compared with the 83.8 percent accident year 2010 ratio measured as of December 31, 2010. Large losses and reserves for estimated losses incurred but not reported (IBNR) were the primary cause of the higher loss ratio. New losses greater than $250,000, had a ratio effect of 25.8 percentage points for the first three months ended March 31, 2011, compared with 23.5 percentage points for full-year 2010, accounting for 2.3 percentage points of the ratio increase while the ratio for the change in IBNR reserves accounted for 16.5 percentage points.

Catastrophe losses accounted for 2.8 percentage points of the combined ratio for the three months ended March 31, 2011, compared with negative 0.2 percentage points in the first three months of 2010.

Reserve development on prior accident years had relatively little effect on the excess and surplus lines combined ratio for both first quarter periods of 2011 and 2010, unfavorable by 2.2 and 3.4 percentage points, respectively. Reserve estimates are inherently uncertain as described in our 2010 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves, Page 82.

The underwriting expense ratio for the first quarter of 2011 decreased 5.4 percentage points compared with the first quarter of 2010. The lower ratio was primarily due to lower technology costs.

Life Insurance Results of Operations

(In millions)	Three months ended March 31,
	2011	2010	Change %
Earned premiums	$37	$39	(5)
Separate account investment management fees	1	-	nm
Total revenues	38	39	(3)
Contract holders' benefits incurred	45	42	7
Investment interest credited to contract holders	(20)	(19)	(5)
Operating expenses incurred	16	16	0
Total benefits and expenses	41	39	5
Life insurance segment profit (loss)	$(3)	$-	nm

Overview

Performance highlights for the life insurance segment include:

•	Revenues – Revenues were lower for the three months ended March 31, 2011, primarily due to lower earned premiums from universal life insurance products.

Gross in-force life insurance policy face amounts increased to $75.026 billion at March 31, 2011, from $74.124 billion at year-end 2010.

Fixed annuity deposits received for the three months ended March 31, 2011, were $60 million compared with $65 million for the first quarter of 2010. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities with a portion representing profit subsequently earned over time. We do not write variable or equity indexed annuities.

Life Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2011	2010	Change %
Term life insurance	$25	$23	9
Universal life insurance	5	9	(44)
Other life insurance, annuity, and disability income products	7	7	0
Net earned premiums	$37	$39	(5)

•
Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because most of its investment income is included in our investment segment results. We include only investment income credited to contract holders (interest assumed in life insurance policy reserve calculations) in our life insurance segment results. Loss of $3 million for our life insurance segment in the first three months of 2011 compared unfavorably with profit of less than $1 million for the first three months of 2010, primarily due to less favorable mortality experience.

Although we exclude most of our life insurance company investment income from our life insurance segment results, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life insurance related invested assets, the life insurance company reported a net loss of $12 million in the three months ended March 31, 2011, compared with a net profit of $7 million for the same period of 2010. The life insurance company portfolio had after-tax realized investment losses of $19 million in the first three months of 2011, compared with after-tax realized investment losses of $1 million for the same period of 2010. The first-quarter 2011 realized investment losses were primarily due to impairment of certain securities as discussed in Investments Results of Operations on Page 36.

Life segment benefits and expenses consist principally of contract holders’ (policyholders’) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits rose in the first three months of 2011 due to increased levels of net death claims. Although net death claims increased, they remained within our range of pricing expectations. Operating expenses remained consistent with the first three months of 2010 as a modest increase in underwriting expenses related to the enhancement of our policy administration system was offset by a slight decrease in commission expense.

Investments Results of Operations

Overview

The investment segment contributes investment income and realized gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income

Pretax investment income increased 1 percent for the three months ended March 31, 2011 compared with the same period of 2010. Investment income from interest on bonds declined primarily due to lower average yields. Higher dividend income, reflecting higher levels of common stock invested assets and rising dividend rates, offset lower interest income. Average yields in the table below are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value. In our 2010 Annual Report on Form 10-K, Item 1, Investments Segment, Page 19 and Item 7, Investments Outlook, Page 78, we discussed our portfolio strategies. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in Item 3, Quantitative and Qualitative Disclosures About Market Risk, Page 42.

We continue to position our portfolio with consideration to both the challenges presented by the current low interest rate environment and the risks presented by potential future inflation. As bonds in our generally laddered portfolio mature or are called over the near term, we will be challenged to replace their current yield. As discussed in our 2010 Annual Report on Form 10-K, Item 1, Investments Segment, Fixed-maturity and Short-term Investments, Page 20, approximately 17 percent of our fixed-maturity investments mature during 2011 through 2013 with an average pretax yield-to-book value of 5.2 percent, including 2.7 percent during the last nine months of 2011 yielding 5.5 percent. While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term.

Investment Results

(In millions)	Three months ended March 31,
	2011	2010	Change %
Total investment income, net of expenses, pre-tax	$131	$130	1
Investment interest credited to contract holders	(20)	(19)	(5)
Realized investment gains and losses summary:
Realized investment gains and losses	38	3	nm
Change in fair value of securities with embedded derivatives	4	6	(33)
Other-than-temporary impairment charges	(30)	(1)	nm
Total realized investment gains and losses	12	8	50
Investment operations profit	$123	$119	3

(In millions)	Three months ended March 31,
	2011	2010	Change %
Investment income:
Interest	$106	$107	(1)
Dividends	26	24	8
Other	1	1	0
Investment expenses	(2)	(2)	0
Total investment income, net of expenses, pre-tax	131	130	1
Income taxes	(32)	(32)	0
Total investment income, net of expenses, after-tax	$99	$98	1

Effective tax rate	24.5%	24.5%

Average invested assets plus cash and cash equivalents	$11,489	$10,919

Average yield pre-tax	4.6%	4.8%
Average yield after-tax	3.4%	3.6%

Net Realized Gains and Losses

We reported net realized investment gains of $12 million in the three months ended March 31, 2011, as net gains from investment sales and bond calls were partially offset by other-than-temporary impairment (OTTI) charges. We reported net realized investment gains of $8 million in the three months ended March 31, 2010, as net gains from investment sales and bond calls plus an increase in fair value of securities with embedded derivatives offset $1 million of OTTI charges.

Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on results in any quarter. However, such gains or losses usually have little, if any, effect on total shareholders’ equity because most equity and fixed-maturity investments are carried at fair value, with the unrealized gain or loss included as a component of other comprehensive income. Accounting requirements for OTTI charges for the fixed-maturity portfolio are disclosed in our 2010 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 108.

The total net realized investment gains for the first three months of 2011 include:

•	$35 million in gains from the sale of various common stock holdings.

•	$3 million in net gains from fixed-maturity security sales and calls.

•	$4 million in gains from changes in fair value of securities with embedded derivatives.

•	$30 million in OTTI charges to write down holdings of equities and fixed maturities.

The $30 million in OTTI charges included approximately $30 million from AllianceBernstein Holding L.P (NYSE:AB) common stock and less than $1 million from one fixed-maturity security. During our quarterly review of the entire portfolio for potential OTTI charges, we determined that shares of AllianceBernstein, based on both their recent financial performance and the trend of their stock price, were unlikely to recover to our cost basis within our established recovery period.

Of the 2,698 securities in the portfolio, none were trading below 70 percent of book value at March 31, 2011. Our asset impairment committee regularly monitors the portfolio. We believe that if the improving liquidity in the markets were to reverse, or the economic recovery were to significantly stall, we could experience declines in portfolio values and possible additional OTTI charges.

The table below provides additional detail for OTTI charges.

(In millions)	Three months ended March 31,
	2011	2010
Fixed maturities
Other	$-	$1
Total fixed maturities	-	1

Common equities
Financial	30	-
Total common equities	30	-

Total	$30	$1

Other

We report as Other the non-investment operations of the parent company and its non-insurer subsidiary, CFC Investment Company.

Losses before income taxes for Other were largely driven by interest expense from debt of the parent company.

(In millions)	Three months ended March 31,
	2011	2010	Change %
Interest and fees on loans and leases	$2	$1	100
Other revenues	-	-	nm
Total revenues	2	1	100
Interest expense	13	13	0
Operating expenses	4	4	0
Total expenses	17	17	0
Other loss	$(15)	$(16)	6

Taxes

We had $14 million of income tax expense in the three months ended March 31, 2011, compared with $17 million for the same period of 2010. The effective tax rate for the three months ended March 31, 2011, was 18.4 percent compared with 20.0 percent for the same period last year.

The change in our effective tax rate was primarily due to changes in pretax income from underwriting results, changes in investment income and the amount of realized investment gains and losses.

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Tax-Exempt Fixed Maturities, Page 44 for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For our insurance subsidiaries, approximately 85 percent of income from tax-advantaged fixed-maturity investments is exempt from federal tax. Our non-insurance companies own an immaterial amount of tax-advantaged fixed-maturity investments. For our insurance subsidiaries, the dividend received deduction, after the dividend proration of the 1986 Tax Reform Act, exempts approximately 60 percent of dividends from qualified equities from federal tax. For our non-insurance companies, the dividend received deduction exempts 70 percent of dividends from qualified equities. Details about our effective tax rate are found in our 2010 Annual Report on Form 10-K, Item 8, Note 11, Income Taxes, Page 120 and in Item 1, Note 11 – Income Taxes, Page 15.

Liquidity and Capital Resources

At March 31, 2011, shareholders’ equity was $5.118 billion compared with $5.032 billion at December 31, 2010. Total debt was $839 million at March 31, 2011, and at December 31, 2010. At March 31, 2011, cash and cash equivalents totaled $379 million compared with $385 million at December 31, 2010.

Sources of Liquidity

Subsidiary Dividends

Our lead insurance subsidiary declared dividends of $60 million to the parent company during the first three months of 2011 compared with $50 million for the same period of 2010. For the full-year 2010, subsidiary dividends declared totaled $220 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. During 2011, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $378 million.

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

See our 2010 Annual Report on Form 10-K, Item 1, Investment Segment, Page 19, for a discussion of our historic investment strategy, portfolio allocation and quality.

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

The table below shows a summary of cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended March 31,
	2011	2010
Premiums collected	$773	$718
Loss and loss expenses paid	(486)	(414)
Commissions and other underwriting expenses paid	(295)	(290)
Insurance subsidiary cash flow from underwriting	(8)	14
Investment income received	92	89
Insurance operating cash flow	$84	$103

Collected premiums for property casualty insurance are up $55 million for the first three months of 2011, but the increase was more than offset by a $72 million increase in loss and loss expenses paid, largely due to higher catastrophe losses paid.

We discuss our future obligations for claims payments and for underwriting expenses in our 2010 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 81, and Other Commitments, also on Page 81.

Capital Resources

At March 31, 2011, our debt-to-total-capital ratio improved to 14.1 percent, with $790 million in long-term debt and $49 million in borrowing on our revolving short-term lines of credit. There was no change in the amount of the $49 million short-term debt during the first three months of 2011 or all of 2010. Based on our present capital requirements, we do not anticipate a material increase in debt levels during 2011. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders’ equity.

We provide details of our three long-term notes in our 2010 Annual Report on Form 10-K, Item 8, Note 8, Senior Debt, Page 118. None of the notes are encumbered by rating triggers.

Among the four independent ratings firms that also award insurer financial strength ratings to our property casualty and life companies, no changes to our debt ratings have occurred in 2011. Our debt ratings are discussed in our 2010 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity, Page 79.

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

Contractual Obligations

In our 2010 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 81, we estimated our future contractual obligations as of December 31, 2010. There have been no material changes to our estimates of future contractual obligations.

Other Commitments

In addition to our contractual obligations, we have other property casualty operational commitments.

•
Commissions – Commissions paid were $195 million in the first three months of 2011. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.

•
Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Non-commission underwriting expenses paid were $100 million in the first three months of 2011.

•
In addition to contractual obligations for hardware and software, we anticipate capitalizing approximately $7 million in spending for key technology initiatives in 2011. Capitalized development costs related to key technology initiatives were $1 million in the first three months of 2011. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

We contributed $35 million to our qualified pension plan during the first quarter of 2011. We do not anticipate further contributions during the remainder of 2011.

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

Uses of Capital

Uses of cash to enhance shareholder return include dividends to shareholders. In February 2011, the board of directors declared a regular quarterly cash dividend of 40 cents per share for an indicated annual rate of $1.60 per share. During the first three months of 2011, we used $64 million to pay cash dividends to shareholders.

Property Casualty Insurance Reserves

For the business lines in the commercial and personal lines insurance segments, and in total for the excess and surplus lines segment, the following tables show the breakout of gross reserves among case, IBNR and loss expense reserves, net of salvage and subrogation reserves. Reserving practices are discussed in our 2010 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves, Page 82.

The rise in total gross reserves was primarily due to higher case and IBNR reserves for our commercial property and homeowner lines of business. Catastrophe and non-catastrophe weather losses accounted for most of the increase.

Commercial Lines Insurance Segment Gross Reserves

(In millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
	reserves	reserves	reserves	reserves	of total
At March 31, 2011
Commercial casualty	$938	$339	$532	$1,809	48.3%
Commercial property	143	28	35	206	5.5
Commercial auto	240	37	58	335	8.9
Workers' compensation	484	465	147	1,096	29.3
Specialty packages	82	3	11	96	2.6
Surety and executive risk	127	7	62	196	5.2
Machinery and equipment	2	3	1	6	0.2
Total	$2,016	$882	$846	$3,744	100.0%
At December 31, 2010
Commercial casualty	$966	$321	$533	$1,820	48.8%
Commercial property	130	13	32	175	4.7
Commercial auto	258	41	60	359	9.6
Workers' compensation	476	465	147	1,088	29.2
Specialty packages	80	2	10	92	2.5
Surety and executive risk	130	2	57	189	5.1
Machinery and equipment	1	3	1	5	0.1
Total	$2,041	$847	$840	$3,728	100.0%

Personal Lines Insurance Segment Gross Reserves

(In millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
	reserves	reserves	reserves	reserves	of total
At March 31, 2011
Personal auto	$123	$(2)	$28	$149	40.5%
Homeowner	81	27	18	126	34.1
Other personal	38	46	10	94	25.4
Total	$242	$71	$56	$369	100.0%
At December 31, 2010
Personal auto	$126	$(1)	$28	$153	43.4%
Homeowner	73	21	17	111	31.4
Other personal	37	43	9	89	25.2
Total	$236	$63	$54	$353	100.0%

Excess and Surplus Lines Insurance Segment Gross Reserves

(In millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross
	reserves	reserves	reserves	reserves
At March 31, 2011
Excess and surplus lines	$31	$15	$20	$66
At December 31, 2010
Excess and surplus lines	$29	$10	$17	$56

Life Insurance Reserves

Gross life policy reserves were $2.106 billion at March 31, 2011, compared with $2.034 billion at year-end 2010, reflecting continued growth in fixed annuities and life insurance policies in force. We discuss our life insurance reserving practices in our 2010 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 89.

Other Matters

Significant Accounting Policies

Our significant accounting policies are discussed in our 2010 Annual Report on Form 10-K, Item 8, Note 1, Summary Of Significant Accounting Policies, Page 105, and updated in Item 1, Note 1, Accounting Policies, beginning on Page 7.

In conjunction with those discussions, in the Management’s Discussion and Analysis in the 2010 Annual Report on Form 10-K, management reviewed the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discussed the development and selection of those accounting estimates with the audit committee of the board of directors.

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

Level 1 and Level 2 Valuation Techniques

Over 99 percent of the $11.636 billion of securities in our investment portfolio measured at fair value are classified as Level 1 or Level 2. Financial assets that fall within Level 1 and Level 2 are priced according to observable data from identical or similar securities that have traded in the marketplace. Also within Level 2 are securities that are valued by outside services or brokers where we have evaluated the pricing methodology and determined that the inputs are observable.

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

Management ultimately determined the pricing for each Level 3 security that we considered to be the best exit price valuation. As of March 31, 2011, total Level 3 assets were less than 1 percent of our investment portfolio measured at fair value. Broker quotes are obtained for thinly traded securities that subsequently fall within the Level 3 hierarchy. We have generally obtained two non-binding quotes from brokers and, after evaluating, our investment professionals typically selected the more conservative price for fair value.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our greatest exposure to market risk is through our investment portfolio. Market risk is the potential for a decrease in securities fair value resulting from broad yet uncontrollable forces such as: inflation, economic growth or recession, interest rates, world political conditions or other widespread unpredictable events. It is comprised of many individual risks that, when combined, create a macroeconomic impact.

Our view of potential risks and our sensitivity to such risks is discussed in our 2010 Annual Report on Form 10-K, Item 7a, Quantitative and Qualitative Disclosures about Market Risk, Page 93.

The fair value of our investment portfolio was $11.636 billion at March 31, 2011, compared with $11.424 billion at year-end 2010.

(In millions)	At March 31, 2011				At December 31, 2010
	Amortized cost	% of total	Fair value	% of total	Amortized cost	% of total	Fair value	% of total
Taxable fixed maturities	$5,274	51.4%	$5,676	48.8%	$5,139	50.5%	$5,533	48.4%
Tax-exempt fixed maturities	2,759	26.9	2,860	24.6	2,749	27.0	2,850	25.0
Common equities	2,149	21.0	2,996	25.7	2,211	21.7	2,940	25.7
Preferred equities	74	0.7	104	0.9	75	0.8	101	0.9
Total	$10,256	100.0%	$11,636	100.0%	$10,174	100.0%	$11,424	100.0%

Our consolidated investment portfolio contains $21 million of assets for which values are based on prices or valuation techniques that require management judgment (Level 3 assets). We generally obtain at least two outside valuations for these assets and generally use the more conservative calculation. These investments include private placements, small issues and various thinly traded securities.

At March 31, 2011, total Level 3 assets were less than 1 percent of investment portfolio assets measured at fair value. See Item 1, Note 3, Fair Value Measurements, Page 9, for additional discussion of our valuation techniques.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $39 million of life policy loans and liens plus $29 million of venture capital fund investments as of March 31, 2011.

Fixed-Maturity Investments

By maintaining a well-diversified fixed-maturity portfolio, we attempt to reduce overall risk. We invest new money in the bond market on a continuous basis, targeting what we believe to be optimal risk-adjusted after-tax yields. Risk, in this context, includes interest rate, call, reinvestment rate, credit and liquidity risk. We do not make a concerted effort to alter duration on a portfolio basis in response to anticipated movements in interest rates. By regularly investing in the bond market, we build a broad, diversified portfolio that we believe mitigates the impact of adverse economic factors.

In the first three months of 2011, purchases of fixed-maturity securities led to an increase in fair value of our bond portfolio as a general tightening of credit spreads largely offset a rise in interest rates. At March 31, 2011, our bond portfolio was at 106.3 percent of its book value, equal to December 31, 2010.

Credit ratings as of March 31, 2011, compared with December 31, 2010, for the fixed-maturity and short-term portfolios were:

(In millions)	At March 31, 2011		At December 31, 2010
	Fair value	Percent to total	Fair value	Percent to total
Moody's Ratings and Standard & Poor's Ratings combined
Aaa, Aa, A, AAA, AA, A	$5,351	62.7%	$5,216	62.2%
Baa, BBB	2,675	31.3	2,656	31.7
Ba, BB	242	2.8	241	2.9
B, B	34	0.4	42	0.5
Caa, CCC	18	0.2	19	0.2
Daa, Da, D	1	0.0	1	0.0
Non-rated	215	2.6	208	2.5
Total	$8,536	100.0%	$8,383	100.0%

Attributes of the fixed-maturity portfolio include:

	At March 31,		At December 31,
	2011		2010
Weighted average yield-to-book value	5.4%		5.5%
Weighted average maturity	6.0	yrs	6.2	yrs
Effective duration	4.9	yrs	5.0	yrs

We discuss maturities of our fixed-maturity portfolio in our 2010 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 111, and Item 2, Investments Results of Operations, Page 36.

Taxable Fixed Maturities

Our taxable fixed-maturity portfolio, with a fair value of $5.676 billion at March 31, 2011, included:

(In millions)	At March 31,	At December 31,
	2011	2010
States, municipalities and political subdivisions	$300	$293
Convertibles and bonds with warrants attached	73	69
United States government	5	5
Government sponsored enterprises	225	200
Foreign government	3	3
Investment-grade corporate securities	4,812	4,695
Below investment-grade corporate securities	258	268
Total	$5,676	$5,533

Our strategy typically is to buy and hold fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of U.S. agency issues, no individual issuer's securities accounted for more than 0.9 percent of the taxable fixed-maturity portfolio at March 31, 2011. Investment grade corporate bonds had an average rating of Baa1 by Moody’s or BBB+ by Standard & Poor’s and represented 84.8 percent of the taxable fixed-maturity portfolio’s fair value at March 31, 2011, equal to year-end 2010.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at March 31, 2011, are the financial-related sectors – including banking, financial services and insurance – representing 29.7 percent, compared with 28.9 percent at year-end 2010. We believe our weighting in financial-related sectors is below the average for the corporate bond market as a whole.

Most of the $300 million of securities issued by states, municipalities and political subdivisions securities included in our taxable fixed maturity portfolio at March 31, 2011, were Build America Bonds.

Tax-Exempt Fixed Maturities

At March 31, 2011, we had $2.860 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and Standard & Poor’s. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal and others. The portfolio is well diversified among approximately 1,000 municipal bond issuers. No single municipal issuer accounted for more than 0.7 percent of the tax-exempt fixed maturity portfolio at March 31, 2011. Municipal bond holdings in our larger states were:

(In millions) At March 31, 2011	State issued general obligation bonds	Local issued general obligation bonds	Special revenue bonds	Total	Percent of total
Texas	$-	$417	$107	$524	18.3%
Indiana	-	21	324	345	12.1
Michigan	-	247	12	259	9.1
Illinois	-	218	22	240	8.4
Ohio	-	132	106	238	8.3
Washington	3	170	37	210	7.3
Wisconsin	2	115	19	136	4.8
Florida	-	19	67	86	3.0
Pennsylvania	-	69	10	79	2.8
Arizona	-	46	26	72	2.5
Colorado	-	38	15	53	1.9
New Jersey	-	28	17	45	1.6
Kansas	-	24	19	43	1.5
New York	3	15	22	40	1.4
Missouri	-	16	21	37	1.3
All other states	-	244	209	453	15.7
Total	$8	$1,819	$1,033	$2,860	100.0%

At December 31, 2010
Texas	$-	$425	$107	$532	18.7%
Indiana	-	21	328	349	12.2
Michigan	-	245	12	257	9.0
Illinois	-	219	23	242	8.5
Ohio	-	131	107	238	8.4
Washington	-	166	32	198	6.9
Wisconsin	-	116	19	135	4.7
Florida	-	19	67	86	3.0
Pennsylvania	-	67	9	76	2.7
Arizona	-	46	30	76	2.7
Colorado	-	37	15	52	1.8
New Jersey	-	28	17	45	1.6
Kansas	-	24	20	44	1.5
New York	3	15	21	39	1.4
Utah	-	20	17	37	1.3
All other states	-	233	211	444	15.6
Total	$3	$1,812	$1,035	$2,850	100.0%

Interest Rate Sensitivity Analysis

Because of our strong surplus, long-term investment horizon and ability to hold most fixed-maturity investments until maturity, we believe the company is adequately positioned if interest rates were to rise. Although the fair values of our existing holdings may suffer, a higher rate environment would provide the opportunity to invest cash flow in higher yielding securities, while reducing the likelihood of untimely redemptions of currently callable securities. While higher interest rates would be expected to continue to increase the number of fixed-maturity holdings trading below 100 percent of book value, we believe lower fixed-maturity security values due solely to interest rate changes would not signal a decline in credit quality. We continue to manage the portfolio with an eye toward both meeting current income needs and managing interest rate risk.

Our dynamic financial planning model uses analytical tools to assess market risks. As part of this model, the effective duration of the fixed-maturity portfolio is continually monitored by our investment department to evaluate the theoretical impact of interest rate movements.

The table below summarizes the effect of hypothetical changes in interest rates on the fixed-maturity portfolio:

(In millions)	Interest Rate Shift in Basis Points (bps)
	-200 bps	-100 bps	0 bps	100 bps	200 bps
At March 31, 2011	$9,406	$8,965	$8,536	$8,115	$7,718

At December 31, 2010	$9,260	$8,814	$8,383	$7,964	$7,568

The effective duration of the fixed-maturity portfolio as of March 31, 2011, was 4.9 years compared with 5.0 years at year-end 2010. This means in theory that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.9 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

Equity Investments

Our equity investments, with a fair value totaling $3.100 billion at March 31, 2011, includes $2.996 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of the common equities we hold can provide a floor to their valuation. A $100 million unrealized change in the value of the common stocks owned at period end would cause a change of $65 million, or approximately 40 cents per share, in our shareholders’ equity.

At March 31, 2011, our largest holding had a fair value of 4.8 percent of our publicly-traded common stock portfolio. Procter & Gamble was our largest single common stock investment, comprising 1.2 percent of the investment portfolio as of the end of the first quarter of 2011.

Common Stock Portfolio Industry Sector Distribution

	Percent of Publicly Traded Common Stock Portfolio
	At March 31, 2011		At December 31, 2010
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Healthcare	14.1%	11.0%	14.1%	10.9%
Information technology	14.0	18.1	13.0	18.7
Energy	13.4	13.3	12.9	12.0
Consumer staples	12.7	10.2	15.4	10.6
Industrials	12.3	11.3	11.7	11.0
Financial	11.5	15.8	11.7	16.1
Consumer discretionary	8.5	10.4	8.3	10.6
Materials	5.5	3.7	5.2	3.7
Utilities	4.4	3.2	4.2	3.3
Telecomm services	3.6	3.0	3.5	3.1
Total	100.0%	100.0%	100.0%	100.0%

Unrealized Investment Gains and Losses

At March 31, 2011, unrealized investment gains before taxes for the consolidated investment portfolio totaled $1.409 billion and unrealized investment losses amounted to $29 million.

The unrealized investment gains at March 31, 2011, were due to a pretax net gain position in our fixed-maturity portfolio of $503 million and a net gain position in our equity portfolio of $877 million. The net gain position in our fixed-maturity portfolio has grown since year-end 2007 due largely to a declining interest rate environment in recent years. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed on Pages 42 to 45. The three primary contributors to our equity portfolio net gain position were Procter & Gamble, ExxonMobil and Chevron common stocks, which had a combined net gain position of $333 million.

Unrealized Investment Losses

We expect the number of securities trading below book value to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, book values for some securities are revised through impairment charges recognized in prior periods. At March 31, 2011, 305 of the 2,698 securities we owned were trading below book value compared with 316 of the 2,671 securities we owned at year-end 2010. The 305 holdings trading below book value at March 31, 2011, represented 9.2 percent of fair value of our investment portfolio and $29 million in unrealized losses.

•
302 of these holdings were trading between 90 percent and 100 percent of book value at March 31, 2011. Nine of these are equity securities that may be subject to OTTI should they not recover by the recovery dates we determined. The remaining 293 securities primarily consists of fixed-maturity securities whose current valuation is largely the result of interest rate factors. The fair value of these 302 securities was $1.066 million, and they accounted for $27 million in unrealized losses.

•
Three of these holdings were trading between 70 percent and 90 percent of book value at March 31, 2011. None of these securities are equity securities. Three are fixed-maturity securities that we believe will continue to pay interest and ultimately principal upon maturity. The issuers of these securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these three securities was $8 million, and they accounted for $2 million in unrealized losses.

•	No securities were trading below 70 percent of book value at March 31, 2011.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

(In millions)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At March 31, 2011	value	losses	value	losses	value	losses
Fixed maturities:
States, municipalities and political subdivisions	$312	$9	$9	$1	$321	$10
Government-sponsored enterprises	149	2	-	-	149	2
Corporate securities	339	4	31	2	370	6
Subtotal	800	15	40	3	840	18
Equity securities:
Common equities	206	11	-	-	206	11
Preferred equities	5	-	23	-	28	-
Subtotal	211	11	23	-	234	11
Total	$1,011	$26	$63	$3	$1,074	$29

At December 31, 2010
Fixed maturities:
States, municipalities and political subdivisions	$325	$9	$9	$1	$334	$10
Government-sponsored enterprises	133	1	-	-	133	1
Corporate securities	354	6	39	3	393	9
Subtotal	812	16	48	4	860	20
Equity securities:
Common equities	337	28	-	-	337	28
Preferred equities	5	-	23	1	28	1
Subtotal	342	28	23	1	365	29
Total	$1,154	$44	$71	$5	$1,225	$49

At March 31, 2011, 15 fixed-maturity securities with a total unrealized loss of $3 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity securities were trading under 70 percent of book value; two fixed-maturity securities with a fair value of $7 million were trading from 70 percent to less than 90 percent of book value and accounted for $2 million in unrealized losses; and 13 fixed-maturity securities with a fair value of $33 million were trading from 90 percent to less than 100 percent of book value and accounted for $1 million in unrealized losses.

At March 31, 2011, three equity securities with a total unrealized loss of less than $1 million had been in an unrealized loss position for 12 months or more. Of that total, none were trading under 70 percent of book value; no equity securities were trading from 70 percent to less than 90 percent of book value; and three equity securities with a fair value of $23 million were trading from 90 percent to less than 100 percent of book value and accounted for less than $1 million in unrealized losses.

As of March 31, 2011, applying our invested asset impairment policy, we determined that the $3 million in unrealized losses described above were not other-than-temporarily impaired.

During the first quarter of 2011, two securities were written down through impairment charges. OTTI resulted in pretax, non-cash charges of $30 million for the three-months ended March 31, 2011. During the same period of 2010, we impaired securities resulting in $1 million OTTI charges.

During full-year 2010, we impaired 15 securities and recorded $36 million in OTTI charges. At December 31, 2010, 17 fixed-maturity investments with a total unrealized loss of $4 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments were trading below 70 percent of book value. Three equity investments with a total unrealized loss of $1 million had been in an unrealized loss position for 12 months or more as of December 31, 2010. Of that total, no equity investments were trading below 70 percent of book value.

The following table summarizes the investment portfolio by severity of decline:

(In millions)	Number of issues	Book value	Fair value	Gross unrealized gain/loss	Gross investment income
At March 31, 2011
Taxable fixed maturities:
Fair value below 70% of book value	-	$-	$-	$-	$-
Fair value at 70% to less than 100% of book value	189	654	643	(11)	6
Fair value at 100% and above book value	1,154	4,620	5,033	413	70
Securities sold in current year	-	-	-	-	1
Total	1,343	5,274	5,676	402	77

Tax-exempt fixed maturities:
Fair value below 70% of book value	-	-	-	-	-
Fair value at 70% to less than 100% of book value	107	204	197	(7)	2
Fair value at 100% and above book value	1,154	2,555	2,663	108	27
Securities sold in current year	-	-	-	-	-
Total	1,261	2,759	2,860	101	29

Common equities:
Fair value below 70% of book value	-	-	-	-	-
Fair value at 70% to less than 100% of book value	5	217	206	(11)	1
Fair value at 100% and above book value	64	1,932	2,790	858	22
Securities sold in current year	-	-	-	-	1
Total	69	2,149	2,996	847	24

Preferred equities:
Fair value below 70% of book value	-	-	-	-	-
Fair value at 70% to less than 100% of book value	4	28	28	-	1
Fair value at 100% and above book value	21	46	76	30	1
Securities sold in current year	-	-	-	-	-
Total	25	74	104	30	2

Portfolio summary:
Fair value below 70% of book value	-	-	-	-	-
Fair value at 70% to less than 100% of book value	305	1,103	1,074	(29)	10
Fair value at 100% and above book value	2,393	9,153	10,562	1,409	120
Securities sold in current year	-	-	-	-	2
Total	2,698	$10,256	$11,636	$1,380	$132

At December 31, 2010
Portfolio summary:
Fair value below 70% of book value	-	$-	$-	$-	$-
Fair value at 70% to less than 100% of book value	316	1,274	1,225	(49)	38
Fair value at 100% and above book value	2,355	8,900	10,199	1,299	457
Securities sold in current year	-	-	-	-	27
Total	2,671	$10,174	$11,424	$1,250	$522

See our 2010 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 44.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2011. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

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

Changes in Internal Control over Financial Reporting – During the three months ended March 31, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

Neither the company nor any of our subsidiaries is involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of its business.

Item 1A.	Risk Factors

Our risk factors have not changed materially since they were described in our 2010 Annual Report on Form 10-K filed February 25, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any of our shares that were not registered under the Securities Act during the first three months of 2011. The board of directors has authorized share repurchases since 1996. We discuss the board authorization in our 2010 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Parent Company Liquidity, Page 79. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to SEC regulations.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2011	0	$0.00	0	8,666,349
February 1-28, 2011	0	0.00	0	8,666,349
March 1-31, 2011	0	0.00	0	8,666,349
Totals	0	0.00	0

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

Item 3.	Defaults upon Senior Securities

We have not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 2010 Annual Report on Form 10-K dated February 25, 2011, Exhibit 3.1)

3.2
Regulations of Cincinnati Financial Corporation, as amended through May 1, 2010 (incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 3.2)

11	Statement re: Computation of per share earnings for the three months ended March 31, 2011, contained in Exhibit 11 of this report

31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer

31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: April 27, 2011

/S/ Eric N. Mathews
Eric N. Mathews, CPCU, AIAF
Vice President, Assistant Secretary and Assistant Treasurer
(Principal Accounting Officer)