Form 10-Q
period 2011-06-30
CINCINNATI FINANCIAL CORP
filed 2011-07-27
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011.

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
☐ Yes ☑ No

As of July 22, 2011, there were 163,146,137 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

TABLE OF CONTENTS

Part I – Financial Information	3
Item 1. Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Shareholders’ Equity	5
Condensed Consolidated Statements of Cash Flows	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Safe Harbor Statement	20
Introduction	22
Results of Operations	28
Liquidity and Capital Resources	43
Other Matters	46
Item 3. Quantitative and Qualitative Disclosures about Market Risk	47
Fixed-Maturity Investments	47
Equity Investments	50
Unrealized Investment Gains and Losses	50
Item 4. Controls and Procedures	53
Part II – Other Information	53
Item 1. Legal Proceedings	53
Item 1A. Risk Factors	53
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3. Defaults upon Senior Securities	53
Item 4. (Removed and Reserved)	53
Item 5. Other Information	53
Item 6. Exhibits	54

Part I – Financial Information

Item 1.	Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions except per share data)	June 30,	December 31,
	2011	2010
ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2011—$8,118; 2010—$7,888)	$8,717	$8,383
Equity securities, at fair value (cost: 2011—$2,115; 2010—$2,286)	2,971	3,041
Other invested assets	69	84
Total investments	11,757	11,508
Cash and cash equivalents	313	385
Investment income receivable	120	119
Finance receivable	75	73
Premiums receivable	1,106	1,015
Reinsurance receivable	753	572
Prepaid reinsurance premiums	15	18
Deferred policy acquisition costs	511	488
Land, building and equipment, net, for company use (accumulated depreciation: 2011—$377; 2010—$352)	234	229
Other assets	161	67
Separate accounts	657	621
Total assets	$15,702	$15,095

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$4,535	$4,200
Life policy reserves	2,148	2,034
Unearned premiums	1,630	1,553
Other liabilities	512	556
Deferred income tax	324	260
Note payable	49	49
Long-term debt	790	790
Separate accounts	657	621
Total liabilities	10,645	10,063

Commitments and contingent liabilities (Note 10)	—	—

SHAREHOLDERS' EQUITY
Common stock, par value—$2 per share; (authorized: 2011 and 2010—500 million shares; issued: 2011 and 2010—196 million shares)	393	393
Paid-in capital	1,094	1,091
Retained earnings	3,862	3,980
Accumulated other comprehensive income	903	769
Treasury stock at cost (2011—33 million shares and 2010—34 million shares)	(1,195)	(1,201)
Total shareholders' equity	5,057	5,032
Total liabilities and shareholders' equity	$15,702	$15,095

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In millions except per share data)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
REVENUES
Earned premiums	$773	$768	$1,555	$1,515
Investment income, net of expenses	132	130	263	260
Fee revenues	1	1	2	2
Other revenues	2	2	5	3
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	-	(1)	-	(2)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	-	-	-	-
Other realized investment gains (losses), net	67	(22)	79	(13)
Total realized investment gains (losses), net	67	(23)	79	(15)
Total revenues	975	878	1,904	1,765

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	801	595	1,376	1,111
Underwriting, acquisition and insurance expenses	251	246	512	514
Other operating expenses	6	3	10	7
Interest expense	14	13	27	27
Total benefits and expenses	1,072	857	1,925	1,659

INCOME (LOSS) BEFORE INCOME TAXES	(97)	21	(21)	106

PROVISION (BENEFIT) FOR INCOME TAXES
Current	(50)	10	(26)	25
Deferred	2	(16)	(8)	(14)
Total provision (benefit) for income taxes	(48)	(6)	(34)	11

NET INCOME (LOSS)	$(49)	$27	$13	$95

PER COMMON SHARE
Net income (loss)—basic	$(0.30)	$0.17	$0.08	$0.59
Net income (loss)—diluted	(0.30)	0.17	0.08	0.58

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In millions)					Accumulated		Total
	Common Stock				Other		Share-
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	holders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance December 31, 2009	162	$393	$1,081	$3,862	$624	$(1,200)	$4,760

Net income	-	-	-	95	-	-	95
Other comprehensive income, net	-	-	-	-	12	-	12
Total comprehensive income							107
Dividends declared	-	-	-	(129)	-	-	(129)
Stock options exercised	1	-	(2)	-	-	3	1
Stock-based compensation	-	-	6	-	-	-	6
Purchases	-	-	-	-	-	(10)	(10)
Other	-	-	(1)	-	-	3	2
Balance June 30, 2010	163	$393	$1,084	$3,828	$636	$(1,204)	$4,737

Balance December 31, 2010	163	$393	$1,091	$3,980	$769	$(1,201)	$5,032

Net income	-	-	-	13	-	-	13
Other comprehensive income, net	-	-	-	-	134	-	134
Total comprehensive income							147
Dividends declared	-	-	-	(131)	-	-	(131)
Stock options exercised	-	-	(5)	-	-	3	(2)
Stock-based compensation	-	-	7	-	-	-	7
Other	-	-	1	-	-	3	4
Balance June 30, 2011	163	$393	$1,094	$3,862	$903	$(1,195)	$5,057

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In millions)	Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13	$95
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	23	17
Realized (gains) losses on investments	(79)	15
Stock-based compensation	7	6
Interest credited to contract holders	27	22
Deferred income tax benefit	(8)	(14)
Changes in:
Investment income receivable	(1)	(2)
Premiums and reinsurance receivable	(269)	72
Deferred policy acquisition costs	(28)	(18)
Other assets	(7)	(4)
Loss and loss expense reserves	335	42
Life policy reserves	60	58
Unearned premiums	77	63
Other liabilities	(66)	(12)
Current income tax receivable/payable	(80)	(87)
Net cash provided by operating activities	4	253
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	42	99
Call or maturity of fixed maturities	391	340
Sale of equity securities	342	60
Collection of finance receivables	14	15
Purchase of fixed maturities	(645)	(756)
Purchase of equity securities	(100)	(158)
Change in short-term investments, net	-	6
Investment in buildings and equipment, net	(4)	(11)
Investment in finance receivables	(16)	(12)
Change in other invested assets, net	2	2
Net cash provided by (used in) investing activities	26	(415)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(127)	(126)
Purchase of treasury shares	-	(10)
Proceeds from stock options exercised	1	-
Contract holders' funds deposited	73	103
Contract holders' funds withdrawn	(44)	(34)
Excess tax benefits on share-based compensation	2	2
Other	(7)	(5)
Net cash used in financing activities	(102)	(70)
Net change in cash and cash equivalents	(72)	(232)
Cash and cash equivalents at beginning of year	385	557
Cash and cash equivalents at end of period	$313	$325

Supplemental disclosures of cash flow information:
Interest paid	$27	$27
Income taxes paid	55	112
Non-cash activities:
Conversion of securities	$-	$1
Equipment acquired under capital lease obligations	20	-

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

Our June 30, 2011, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2010 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

Adopted Accounting Updates

ASU 2010-06, Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 applies to all entities that are required to make disclosures about recurring or nonrecurring fair value measurements. ASU 2010-06 requires separate disclosures of the activity in the Level 3 category related to any purchases, sales, issuances and settlements on a gross basis. The effective date of these separate disclosures is for interim and annual periods beginning after December 15, 2010. This portion of ASU 2010-06 does not have a material impact on our company’s financial position, cash flows or results of operations as it focuses on additional disclosures.

ASU 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments

In April 2010, the FASB issued ASU 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. ASU 2010-15 applies to all insurance entities that have separate accounts that meet the definition and requirements set forth in the Accounting Standards Codification Manual. ASU 2010-15 clarifies that an insurance entity should not consider any separate account interests held for the benefit of contract holders in an investment to be the insurer’s interests. The insurance entity should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation. The insurance entity may combine those interests when the separate account interests are held for the benefit of a related-party policyholder as defined in the Variable Interest Subsections of the Consolidation topic in the Codification Manual. The effective date of the amendments in this update is for interim and annual periods beginning after December 15, 2010, with early adoption permitted. The amendments in this update do not modify the disclosures currently required by GAAP and do not have a material impact on our company’s financial position, cash flows or results of operations.

Pending Accounting Updates

ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU 2010-26 modifies the definitions of the type of costs incurred by insurance entities that can be capitalized in the successful acquisition of new and renewal contracts. ASU 2010-26 requires incremental direct costs of successful contract acquisition as well as certain costs related to underwriting, policy issuance and processing, medical and inspection and sales force contract selling for successful contract acquisition to be capitalized. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. The effective date of ASU 2010-26 is for interim and annual reporting periods beginning after December 15, 2011. The ASU has not yet been adopted, and we are currently evaluating the impact it will have on our company’s financial position, cash flows or results of operations.

ASU 2011-04, Fair Value Measurements, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).  The ASU converges fair value measurement and disclosures among U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and expands disclosure requirements, particularly for Level 3 inputs. The ASU is effective for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The ASU has not yet been adopted and will not have a material impact on our company’s financial position, cash flows or results of operations.

ASU 2011-05, Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2011, and should be applied prospectively.  The ASU has not yet been adopted and will not have a material impact on our company’s financial position, cash flows or results of operations.

NOTE 2 – Investments

Fixed maturities (bonds and redeemable preferred stocks) and equity securities (common and non-redeemable preferred stocks) have been classified as available for sale and are stated at fair values at June 30, 2011, and December 31, 2010. Realized gains and losses on investments are recognized in earnings on a specific identification basis.

The change in unrealized gains and losses, net of taxes, described in the following table, is included in other comprehensive income and shareholders’ equity.
(In millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Change in unrealized investment gains and losses and other summary:
Fixed maturities	$96	$123	$104	$209
Equity securities	(21)	(254)	101	(190)
Adjustment to deferred acquisition costs and life policy reserves	(4)	(4)	(4)	(7)
Pension obligations	1	-	2	1
Other	2	3	3	5
Income taxes on above	(26)	46	(72)	(6)
Total	$48	$(86)	$134	$12

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

(In millions)	Cost or
	amortized	Gross unrealized		Fair	OTTI in
At June 30, 2011	cost	gains	losses	value	AOCI
Fixed maturities:
States, municipalities and political subdivisions	$3,077	$157	$3	$3,231	$-
Convertibles and bonds with warrants attached	73	-	-	73	-
United States government	5	1	-	6	-
Government-sponsored enterprises	163	-	1	162	-
Foreign government	3	-	-	3	-
Corporate securities	4,797	449	4	5,242	-
Subtotal	8,118	607	8	8,717	$-
Equity securities:
Common equities	2,040	845	21	2,864
Preferred equities	75	33	1	107
Subtotal	2,115	878	22	2,971	NA
Total	$10,233	$1,485	$30	$11,688

At December 31, 2010
Fixed maturities:
States, municipalities and political subdivisions	$3,043	$110	$10	$3,143	$-
Convertibles and bonds with warrants attached	69	-	-	69	-
United States government	4	1	-	5	-
Government-sponsored enterprises	201	-	1	200	-
Foreign government	3	-	-	3	-
Corporate securities	4,568	404	9	4,963	-
Subtotal	7,888	515	20	8,383	$-
Equity securities:
Common equities	2,211	757	28	2,940
Preferred equities	75	27	1	101
Subtotal	2,286	784	29	3,041	NA
Total	$10,174	$1,299	$49	$11,424

The unrealized investment gains at June 30, 2011, were largely due to a net gain position in our fixed maturity portfolio of $599 million and a net gain position in our common stock portfolio of $824 million. The unrealized investment gains in our fixed maturity portfolio are primarily composed of $445 million in unrealized gains from the corporate bond portfolio and $154 million in unrealized gains from the municipal bond portfolio. The primary contributors to the net gain position in the common stock portfolio were The Procter & Gamble Company (NYSE:PG), Exxon Mobil Corporation (NYSE:XOM) and Chevron Corporation (NYSE:CVX) common stock, which had a combined net gain position of $283 million. At June 30, 2011, we had $73 million fair value of hybrid securities included in fixed maturities that follow ASC 815-15-25, Accounting for Certain Hybrid Financial Instruments. The hybrid securities are carried at fair value, and the changes in fair value are included in realized investment gains and losses.

The table below provides fair values and unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss position:

(In millions)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At June 30, 2011	value	losses	value	losses	value	losses
Fixed maturities:
States, municipalities and political subdivisions	$123	$2	$9	$1	$132	$3
Government-sponsored enterprises	77	1	-	-	77	1
Corporate securities	256	2	28	2	284	4
Subtotal	456	5	37	3	493	8
Equity securities:
Common equities	197	21	-	-	197	21
Preferred equities	5	-	18	1	23	1
Subtotal	202	21	18	1	220	22
Total	$658	$26	$55	$4	$713	$30

At December 31, 2010
Fixed maturities:
States, municipalities and political subdivisions	$325	$9	$9	$1	$334	$10
Government-sponsored enterprises	133	1	-	-	133	1
Corporate securities	354	6	39	3	393	9
Subtotal	812	16	48	4	860	20
Equity securities:
Common equities	337	28	-	-	337	28
Preferred equities	5	-	23	1	28	1
Subtotal	342	28	23	1	365	29
Total	$1,154	$44	$71	$5	$1,225	$49

Net realized gains were $67 million and $79 million for the three and six months ended June 30, 2011, compared with net realized losses of $23 million and $15 million for the three and six months ended June 30, 2010. The realized gains for the three months ended June 30, 2011 were $67 million, offset by less than a $1 million impairment charge. The realized gains for the six months ended June 30, 2011, were $109 million, offset by a $30 million impairment charge in the first six months of 2011. The realized gains for the three and six months ended June 30, 2010, were $11 million and $20 million, offset by an impairment charge of less than $1 million in the first quarter of 2010 and $34 million in the second quarter of 2010.

Other-than-temporary Impairment Charges

During the three and six months ended June 30, 2011, there were no credit losses on fixed-maturity securities for which a portion of OTTI has been recognized in other comprehensive income. The following table provides the amount of OTTI charges for the three and six months ended June 30, 2011:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Fixed maturities	$-	$1	$-	$2
Equity securities	-	33	30	33
Total	$-	$34	$30	$35

During the quarter ended June 30, 2011, we impaired one fixed-maturity security for less than $1 million. At June 30, 2011, 14 fixed-maturity investments with a total unrealized loss of $3 million had been in an unrealized loss position for 12 months or more, but none were trading below 70 percent of amortized cost. At June 30, 2011, two equity securities with a total unrealized loss of $1 million had been in an unrealized loss position for 12 months or more, but none were trading below 70 percent of amortized cost.

At December 31, 2010, 17 fixed-maturity investments with a total unrealized loss of $4 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed maturity investments were trading below 70 percent of amortized cost. Three equity investments with a total unrealized loss of $1 million had been in an unrealized loss position for 12 months or more as of December 31, 2010. Of that total, no equity investments were trading below 70 percent of amortized cost.

NOTE 3 – Fair Value Measurements

Fair Value Hierarchy

In accordance with accounting guidance for fair value measurements and disclosures, we categorized our financial instruments, based on the priority of the observable and market-based data for the valuation technique used, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest observable input that has a significant impact on fair value measurement is used. Our valuation techniques have not changed from those used at December 31, 2010, and ultimately management determines fair value.

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

The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at June 30, 2011, and December 31, 2010. We do not have any material liabilities carried at fair value. There were no significant transfers between Level 1 and Level 2.

Fair Value Disclosures for Assets

(In millions)	Asset fair value measurements at June 30, 2011 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$-	$3,227	$4	$3,231
Convertibles and bonds with warrants attached	-	73	-	73
United States government	6	-	-	6
Government-sponsored enterprises	-	162	-	162
Foreign government	-	3	-	3
Corporate securities	-	5,227	15	5,242
Subtotal	6	8,692	19	8,717
Common equities, available for sale	2,864	-	-	2,864
Preferred equities, available for sale	-	100	7	107
Taxable fixed maturities separate accounts	-	626	-	626
Top Hat Savings Plan	8	-	-	8
Total	$2,878	$9,418	$26	$12,322

(In millions)	Asset fair value measurements at December 31, 2010 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$-	$3,139	$4	$3,143
Convertibles and bonds with warrants attached	-	69	-	69
United States government	5	-	-	5
Government-sponsored enterprises	-	200	-	200
Foreign government	-	3	-	3
Corporate securities	-	4,943	20	4,963
Subtotal	5	8,354	24	8,383
Common equities, available for sale	2,940	-	-	2,940
Preferred equities, available for sale	-	96	5	101
Taxable fixed maturities separate accounts	-	606	2	608
Top Hat Savings Plan	9	-	-	9
Total	$2,954	$9,056	$31	$12,041

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the tables below by security type with a summary of changes in fair value as of June 30, 2011. Total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value. At June 30, 2011, total fair value of assets priced with broker quotes and other non-observable market inputs for the fair value measurements and disclosures was $26 million.

The following table provides the change in Level 3 assets for the three months ended June 30, 2011. Level 3 corporate fixed-maturity securities increased by $4 million as one security was purchased for $7 million and two securities totaling $3 million were transferred into Level 2. There were no other significant changes to Level 3 assets during this period.

(In millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	States, municipalities and political subdivisions fixed maturities	Preferred equities	Total
Beginning balance, March 31, 2011	$11	$4	$6	$21
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-
Included in other comprehensive income	-	-	1	1
Purchases	7	-	-	7
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	(3)	-	-	(3)
Ending balance, June 30, 2011	$15	$4	$7	$26

(In millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Taxable fixed maturities	Tax-exempt fixed maturities	Preferred equities	Total
Beginning balance, March 31, 2010	$28	$4	$6	$38
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-
Included in other comprehensive income	-	-	(1)	(1)
Purchases, sales, issuances, and settlements	(3)	-	-	(3)
Transfers in and/or out of Level 3	(2)	-	-	(2)
Ending balance, June 30, 2010	$23	$4	$5	$32

The following table provides the change in Level 3 assets for the six months ended June 30, 2011. As a result of available observable inputs, four Level 3 corporate fixed-maturity securities transferred into Level 2 resulting in a $12 million decrease. There were no other significant changes to Level 3 assets during this period.

(In millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	Taxable fixed maturities- separate accounts	States, municipalities and political subdivisions fixed maturities	Preferred equities	Total
Beginning balance, December 31, 2010	$20	$2	$4	$5	$31
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-	-
Included in other comprehensive income	-	-	-	1	1
Purchases	7	-	-	-	7
Transfers into Level 3	-	-	-	1	1
Transfers out of Level 3	(12)	(2)	-	-	(14)
Ending balance, June 30, 2011	$15	$-	$4	$7	$26

(In millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Taxable fixed maturities	Taxable fixed maturities- separate accounts	Tax-exempt fixed maturities	Preferred equities	Total
Beginning balance, December 31, 2009	$27	$-	$4	$5	$36
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-	-
Included in other comprehensive income	-	-	-	-	-
Purchases, sales, issuances, and settlements	2	-	-	-	2
Transfers in and/or out of Level 3	(6)	-	-	-	(6)
Ending balance, June 30, 2010	$23	$-	$4	$5	$32

Fair Value Disclosure for Senior Debt and Life Insurance Assets and Liabilities

The disclosures below are not affected by the fair value hierarchy but are presented to provide timely information about the effects of current market conditions on financial instruments that are not reported at fair value in our financial statements.

This table summarizes the amortized cost and principal amounts of our long-term debt:

(In millions)			Book value		Principal amount
			June 30,	December 31,	June 30,	December 31,
Interest rate	Year of issue		2011	2010	2011	2010
6.900%	1998	Senior debentures, due 2028	$28	$28	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	371	371	374	374
		Total	$790	$790	$793	$793

The fair value of our senior debt approximated $799 million at June 30, 2011, compared with $783 million at year-end 2010. Fair value was determined under the fair value measurements and disclosure accounting rules based on market pricing of these or similar debt instruments that are actively trading. Fair value can vary with macro-economic conditions. Regardless of the fluctuations in fair value, the outstanding principal amount of our long-term debt is $793 million. None of the long-term debt is encumbered by rating triggers. Also, we have one note payable with outstanding principal amount of $49 million, which approximates fair value.

The fair value of life policy loans outstanding principal and interest approximated $45 million, compared with amortized cost of $38 million reported in the condensed consolidated balance sheets at June 30, 2011.

Life reserves and liabilities for deferred annuities and other investment contracts were $1.005 billion and $930 million at June 30, 2011, and December 31, 2010, respectively. Fair value for these deferred annuities and investment contracts was $968 million and $933 million at June 30, 2011, and December 31, 2010, respectively. Fair values of liabilities associated with certain investment contracts are calculated based upon internally developed models because active, observable markets do not exist for those items. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at June 30, 2011, to account for non-performance risk; (2) the rate of interest credited to policyholders is the portfolio net earned interest rate less a spread for expenses and profit; and (3) additional lapses occur when the credited interest rate is exceeded by an assumed competitor credited rate, which is a function of the risk-free rate of the economic scenario being modeled.

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

(In millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Deferred policy acquisition costs asset, beginning of period	$503	$485	$488	$481
Capitalized deferred policy acquisition costs	183	171	361	342
Amortized deferred policy acquisition costs	(170)	(164)	(333)	(325)
Amortized shadow deferred policy acquisition costs	(5)	(7)	(5)	(13)
Deferred policy acquisition costs asset, end of period	$511	$485	$511	$485

There were no premium deficiencies recorded in the reported condensed consolidated statements of operations, as the sum of the anticipated loss and loss adjustment expenses, policyholder dividends, maintenance expenses and underwriting expenses did not exceed the related unearned premiums and anticipated investment income.

NOTE 5 – Property Casualty Loss and Loss Expenses

This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Gross loss and loss expense reserves, beginning of period	$4,179	$4,065	$4,137	$4,096
Less reinsurance receivable	326	343	326	435
Net loss and loss expense reserves, beginning of period	3,853	3,722	3,811	3,661
Net incurred loss and loss expenses related to:
Current accident year	853	625	1,442	1,139
Prior accident years	(96)	(73)	(155)	(113)
Total incurred	757	552	1,287	1,026
Net paid loss and loss expenses related to:
Current accident year	391	221	522	333
Prior accident years	248	233	608	534
Total paid	639	454	1,130	867

Net loss and loss expense reserves, end of period	3,971	3,820	3,971	3,820
Plus reinsurance receivable	508	311	508	311
Gross loss and loss expense reserves, end of period	$4,479	$4,131	$4,479	$4,131

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial management, who is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends, that could affect future loss and loss expense payments.

We decreased the provision for prior accident years’ incurred loss and loss expenses primarily due to reduced volatility in paid losses and reduced volatility in projections of future calendar year trends and favorable case reserve development. The reserve for loss and loss expenses in the condensed consolidated balance sheets also includes $56 million at June 30, 2011, and $53 million at June 30, 2010, for certain life and health loss and loss expense reserves.

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

(In millions)	June 30,	December 31,
	2011	2010
Ordinary/traditional life	$657	$628
Universal life	470	459
Deferred annuities	806	730
Investment contracts	198	200
Other	17	17
Total gross reserves	$2,148	$2,034

NOTE 7 – Reinsurance

Our condensed consolidated statements of operations include earned consolidated property casualty insurance premiums on assumed and ceded business:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Direct earned premiums	$807	$769	$1,587	$1,513
Assumed earned premiums	2	2	7	5
Ceded earned premiums	(79)	(43)	(119)	(82)
Net earned premiums	$730	$728	$1,475	$1,436

Changes in 2011 ceded earned premiums compared with prior periods are related to earned reinstatement premiums as a result of the increase in catastrophe losses for the second quarter of 2011.

Our condensed consolidated statements of operations include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Direct incurred loss and loss expenses	$981	$528	$1,508	$977
Assumed incurred loss and loss expenses	5	3	20	5
Ceded incurred loss and loss expenses	(229)	21	(241)	44
Net incurred loss and loss expenses	$757	$552	$1,287	$1,026

Changes in 2011 ceded loss and loss expenses compared with prior periods are related to our increase in catastrophe losses for the second quarter of 2011.

Because of a $33 million reduction in ceded reserves, total ceded incurred loss and loss expenses for the three months ended June 30, 2010, increased net incurred loss and loss expenses by $21 million.  This reserve reduction occurred in our USAIG pool, as discussed in our Annual Report on Form 10-K, Item 1A, Risk Factors, Page 28. Direct reserves were correspondingly reduced by $33 million, so there was no effect on net incurred loss and loss adjustment expenses.  A reduction of $7 million in ceded IBNR reserves in the first quarter 2010 is included in the $44 million ceded incurred loss and loss expenses for the six months ended June 30, 2010.

Our condensed consolidated statements of operations include earned life insurance premiums on ceded business:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Direct earned premiums	$55	$54	$105	$104
Assumed earned premiums	0	0	0	0
Ceded earned premiums	(12)	(14)	(25)	(25)
Net earned premiums	$43	$40	$80	$79

Our condensed consolidated statements of operations include life insurance contract holders’ benefits incurred on ceded business:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Direct contract holders' benefits incurred	$56	$57	$109	$114
Assumed contract holders' benefits incurred	0	0	0	0
Ceded contract holders' benefits incurred	(12)	(14)	(20)	(29)
Net incurred loss and loss expenses	$44	$43	$89	$85

NOTE 8 – Employee Retirement Benefits

The following summarizes the components of net periodic costs for our qualified and supplemental pension plans:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Service cost	$2	$3	$5	$5
Interest cost	4	4	7	7
Expected return on plan assets	(4)	(4)	(8)	(7)
Amortization of actuarial loss and prior service cost	1	0	2	1
Net periodic benefit cost	$3	$3	$6	$6

See our 2010 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 121 for information on our retirement benefits. We made matching contributions of $2 million to our 401(k) savings plan during the second quarter of both 2011 and 2010 and contributions of $4 million for the first half of both 2011 and 2010, respectively.

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

A total of 16.9 million shares are authorized to be granted under the shareholder-approved plans. At June 30, 2011, 4.3 million shares were available for future issuance under the plans.

Stock-Based Awards

During the first quarter of 2011, we granted 24,492 shares of common stock to our directors for 2010 board service fees. Stock-based awards were granted to associates during the first quarter of 2011 and are summarized in the tables below. Stock-based compensation cost after tax was $3 million and $2 million for the three months ended June 30, 2011 and 2010 and $5 million and $4 million for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, $21 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted-average period of 2.2 years.

Here is a summary of option information:

(Shares in thousands)		Weighted-
		average
	Shares	exercise price
Outstanding at January 1, 2011	9,690	$36.59
Granted	891	33.98
Exercised	(23)	26.89
Forfeited or expired	(1,076)	33.60
Outstanding at June 30, 2011	9,482	36.71

Here is a summary of restricted stock unit information:

(Shares in thousands)	Service-based nonvested shares	Weighted-average grant-date fair value	Performance-based nonvested shares	Weighted-average grant-date fair value
Nonvested at January 1, 2011	716	$26.00	149	$26.08
Granted	298	29.59	51	30.96
Vested	(216)	34.45	(35)	32.42
Forfeited or canceled	(10)	24.62	(8)	33.21
Nonvested at June 30, 2011	788	25.06	157	25.86

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

On a quarterly basis, we review the outstanding lawsuits. Under current accounting guidance, we establish accruals for lawsuits when it is probable that a loss has been incurred and we can reasonably estimate its potential exposure. The company accounts for such probable and estimable losses, if any, through the establishment of legal expense reserves. Based on our quarterly review, we believe that our accruals for probable and estimable lawsuits are reasonable and that the amounts accrued do not have a material effect on our consolidated financial condition or results of operations. However, if any one or more of these cases results in a judgment against us or settlement for an amount that is significantly greater than the amount accrued, the resulting liability could have a material effect on the company’s consolidated results of operations or cash flows. Based on our quarterly review, for any other matter for which the risk of loss is more than remote, we are unable to reasonably estimate the potential loss or establish a reasonable range of loss because each such matter is in the initial stage of its respective proceeding.

NOTE 11 – Income Taxes

As of June 30, 2011, we had no liability for unrecognized tax benefits.

As of December 31, 2010, we had no liability for unrecognized tax benefits. Details about our liability for unrecognized tax benefits are found in our 2010 Annual Report on Form 10-K, Item 8, Note 11, Income Taxes, Page 120.

The differences between the 35 percent statutory income tax rate and our effective income tax rate were as follows:

	Three months ended June 30,			Six months ended June 30,
	2011	2010		2011	2010
Tax at statutory rate	35.0%	35.0%		35.0%	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	9.0	(41.9)		83.7	(17.1)
Dividend received exclusion	5.2	(21.4)		48.4	(8.5)
Other	0.3	2.6		(5.2)	1.1
Effective rate	49.5%	(25.7	) %	161.9%	10.5%

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

Segment information is summarized in the following table:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Commercial lines insurance
Commercial casualty	$180	$172	$352	$336
Commercial property	115	121	241	242
Commercial auto	96	96	192	191
Workers' compensation	81	79	157	153
Specialty packages	27	37	64	74
Surety and executive risk	25	25	50	49
Machinery and equipment	9	8	17	16
Commercial lines insurance premiums	533	538	1,073	1,061
Fee revenue	-	-	1	1
Total commercial lines insurance	533	538	1,074	1,062

Personal lines insurance
Personal auto	90	83	179	164
Homeowner	66	72	142	142
Other personal lines	24	24	49	47
Personal lines insurance premiums	180	179	370	353
Fee revenue	1	1	1	1
Total personal lines insurance	181	180	371	354

Excess and surplus lines insurance	17	11	32	22
Life insurance	43	41	81	80
Investment operations	199	107	342	245
Other	2	1	4	2
Total revenues	$975	$878	$1,904	$1,765

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$(128)	$(10)	$(149)	$(19)
Personal lines insurance	(142)	(40)	(145)	(45)
Excess and surplus lines insurance	5	(4)	-	(8)
Life insurance	5	2	2	2
Investment operations	179	87	302	206
Other	(16)	(14)	(31)	(30)
Total	$(97)	$21	$(21)	$106

Identifiable assets:			June 30,	December 31,
			2011	2010
Property casualty insurance			$2,336	$2,008
Life insurance			1,252	1,214
Investment operations			11,814	11,543
Other			300	330
Total			$15,702	$15,095

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

Corporate Financial Highlights

Statement of Operations and Per Share Data

(Dollars in millions except share data)	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change %	2011	2010	Change %
Statement of operations data
Earned premiums	$773	$768	1	$1,555	$1,515	3
Investment income, net of expenses (pretax)	132	130	2	263	260	1
Realized investment gains and (losses) (pretax)	67	(23)	nm	79	(15)	nm
Total revenues	975	878	11	1,904	1,765	8
Net income (loss)	(49)	27	nm	13	95	(86)
Per share data
Net income (loss) - diluted	(0.30)	0.17	nm	0.08	0.58	(86)
Cash dividends declared	0.40	0.395	1	0.80	0.79	1

Weighted average shares outstanding	163,068,516	163,284,013	0	163,684,903	163,293,335	0

Revenues increased for the second quarter and the six months ended June 30, 2011, compared with the same periods of 2010, primarily due to higher net realized investment gains and losses. Revenues from earned premiums and investment income also improved for both periods. Premium and investment revenue trends are discussed further in the respective sections of Results of Operations, Page 28.

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

Net income for the second quarter of 2011 compared with the 2010 second quarter decreased primarily due to lower property casualty underwriting results that declined $137 million after taxes. Higher catastrophe losses, mostly weather related, were responsible for $124 million of that decline, and higher weather-related losses that were not identified as part of designated catastrophe events for the property casualty industry also lowered property casualty underwriting results. Life insurance segment results were up $2 million while investment segment results were up $60 million, including a $1 million increase from investment income and a $59 million increase from net realized investment gains and losses, all on an after-tax basis. For the six-month period ended June 30, 2011, net income decreased compared with the same period of 2010, also primarily due to lower property casualty underwriting results that declined $144 million after taxes, including $141 million from higher catastrophe losses. After-tax investment income increased $2 million and net realized investment gains and losses improved by $61 million. Performance by segment is discussed below in Results of Operations, beginning on Page 28. As discussed in our 2010 Annual Report on Form 10-K, Item 7, Factors Influencing Our Future Performance, Page 37, there are several reasons that our performance during 2011 may be below our long-term targets. In that annual report, as part of Results of Operations, we also discussed the full-year 2011 outlook for each reporting segment.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2010, the company had increased the indicated annual cash dividend rate for 50 consecutive years, a record we believe was matched by only 10 other publicly traded companies. Cash dividends declared during the first six months of 2011 increased approximately 1 percent compared with the same period of 2010. Our board regularly evaluates relevant factors in dividend-related decisions, and the 2010 dividend increase reflected confidence in our strong capital, liquidity and financial flexibility, as well as progress through our initiatives to improve earnings performance.

Balance Sheet Data and Performance Measures

(Dollars in millions except share data)	At June 30,	At December 31,
	2011	2010
Balance sheet data
Invested assets	$11,757	$11,508
Total assets	15,702	15,095
Short-term debt	49	49
Long-term debt	790	790
Shareholders' equity	5,057	5,032
Book value per share	31.01	30.91
Debt-to-total-capital ratio	14.2%	14.3%

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Performance measure
Value creation ratio	0.1%	(1.1)%	2.9%	2.3%

Total assets increased 4 percent compared with year-end 2010, including invested assets growth of 2 percent, largely due to growth in unrealized investment gains. Higher reinsurance receivable, primarily payments due from reinsurers because of higher catastrophe losses, increased total assets by 1 percent. Shareholders’ equity and book value per share rose less than 1 percent during the first six months of 2011. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders’ equity) improved compared with the December 31, 2010, level. The value creation ratio, defined below, was higher for the first six months of 2011 compared with 2010, primarily due to higher growth in unrealized investment gains. The $0.10 increase in book value per share during the first six months of 2011 added 0.3 percentage points to the value creation ratio while dividends declared at $0.80 per share during the first six months of 2011 contributed 2.6 points.

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

When looking at our long-term objectives, we see three performance drivers:

•
Premium growth — We believe over any five-year period our agency relationships and initiatives can lead to a property casualty written premium growth rate that exceeds the industry average. The compound annual growth rate of our net written premiums was negative 0.7 percent over the five-year period 2006 through 2010, slightly worse than the negative 0.5 percent estimated growth rate for the property casualty insurance industry. Our premium mix, relative to the industry, is more heavily weighted in the commercial lines segment of the industry, where growth has lagged the personal lines segment in recent years.

For the first six months of 2011, our total property casualty net written premiums’ year-over-year growth was 3 percent overall with our largest segment, commercial lines, up less than 1 percent. In early 2011, A.M. Best forecasted growth in net written premiums of approximately 1 percent for the U.S. property casualty industry for the year 2011, with the industry’s commercial lines segment growing less than 1 percent. A.M. Best also expected a sluggish economic recovery and forecasted that commercial lines premium rates would continue to deteriorate in 2011. Given the ongoing weak pricing in parts of the commercial insurance marketplace, we continue to exercise discipline in risk selection and pricing. Our premium growth initiatives are discussed below in Highlights of Our Strategies and Supporting Initiatives, Page 24.

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

For the first six months of 2011, our GAAP combined ratio was 120.1 percent and our statutory combined ratio was 119.2 percent, both including 22.5 percentage points of current accident year catastrophe losses partially offset by 10.3 percentage points of favorable loss reserve development on prior accident years. In early 2011, A.M. Best forecasted the industry’s full-year 2011 statutory combined ratio at 103.5 percent, including 4.5 percentage points of catastrophe losses and a favorable impact of 2.3 percentage points from prior accident year reserve releases. For the commercial lines industry segment, A.M. Best forecasted a full-year 2011 statutory combined ratio at approximately 110 percent, including approximately 4 percentage points of catastrophe losses and a favorable impact of less than 1 percentage point from prior accident year reserve releases.

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

For the first six months of 2011, pretax investment income was $263 million, up 1 percent from $260 million for the same period in 2010. The increase reflected higher dividends that somewhat offset declining interest income due to declining yields from lower interest rates. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

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

Improve Insurance Profitability

The main initiatives to improve our insurance profitability include:

•
Improve pricing precision using predictive analytics – We continue efforts to expand our pricing and underwriting capabilities by using predictive analytics and expect cumulative benefits of these efforts to improve loss ratios over time. Development of additional business data to support accurate underwriting, pricing and other business decisions also continues. A project that will continue in phases over the next several years will deploy a full data management program, including a data warehouse for our property casualty and life insurance operations, providing enhanced granularity of pricing data. Progress to date during 2011 and future plans for key initiatives are summarized below.

o
Commercial lines – In the second half of 2009, we began to use predictive modeling tools that align individual insurance policy pricing to risk attributes for our workers’ compensation line of business. By late 2010, we had completed development of predictive models for our commercial auto line of business and also for general liability and commercial property coverages in commercial package accounts. A pilot version for production use of tools for these three business lines began early in the second quarter of 2011, and we plan a full-production release during the third quarter of 2011. Underwriters using these tools have enhanced abilities to target profitability and to discuss pricing impacts with agency personnel. Development of similar tools for our specialty packages line of business is planned for the fourth quarter of 2011.

o
Personal lines – Prior to 2010, we began to use predictive modeling tools for our homeowner line of business, and in late 2010 we began using similar analytics for personal auto. We believe we are successfully attracting more of our agents’ preferred business, based on trends indicating the average quality of our book of business as measured by the insurance score profile. Personal lines new business written premiums continue to increase at a strong pace, growing 14 percent during the first six months of 2011. We are continuing to develop model attributes and expand our pricing points to add more precision. This includes an update to the modeling of our homeowner book for pricing changes targeted for implementation beginning the fourth quarter of 2011.

•
Improve agency-level planning for profitability and growth – Additional use of analytics tools helps us to better understand our business in greater detail and to communicate additional quantitative and qualitative information to agents and associates. To predict profitability, we are developing models at an agency level and in aggregate. Enhanced reporting of related metrics should facilitate coordination and consistent decision-making. During 2011, we are developing enhanced agency planning processes to develop multi-year profitability and growth plans. In addition to determining planned premium growth from existing agencies, this process will help project the number of additional agencies needed to achieve premium targets.

•
Improve internal processes and further deploy performance metrics – Process improvement supports our strategic goals and can reduce internal costs. Use of additional measurements to track progress and accountability for results will improve our overall effectiveness. Our commercial lines operation is developing additional performance metrics for underwriting associates that we plan to pilot in 2011. Completion of system development for additional coverages in our commercial lines policy administration system is expected to facilitate important internal process improvement initiatives for 2011. Progress during 2011 has included implementing capabilities to process professional and employment practices liability insurance in several states. In addition, we deployed in two additional states all commercial lines coverages currently available for processing through the system.

Another important initiative aims to develop business rules and parameters for personal lines accounts that will allow processing of risks that meet qualifying underwriting criteria without intervention by an underwriter. The objective is to streamline processing for our agents and associates, permitting more time for risks that need additional service or attention. The initiative includes developing technology to integrate automated steps into the current process plus changes in workflow, including auditing for compliance with eligibility requirements. Progress during the first six months of 2011 included implementing a new rules engine for new business in selected states.

We measure the overall success of our strategy to improve insurance profitability primarily through our GAAP combined ratio, which we believe can be consistently below 100 percent over any five-year period.

In addition, we expect these initiatives to contribute to our rank as the No. 1 or No. 2 insurance carrier based on premium volume in agencies that have represented us for at least five years. We earned that rank in approximately 75 percent of these agencies, based on premiums for 2010, the most recent year for which full agency data is available. We are working to increase the percentage of agencies with this premium share ranking.

Drive Premium Growth

Primary initiatives to drive premium growth include:

•
Gain a larger share of agency business – We continue to execute on prior year growth initiatives and add new initiatives to improve our penetration in each market we serve through our independent agencies. Our focus remains on the key components of agent satisfaction based on factors agents tell us are most important.

o
Innovate our small business strategy – Additional focus on attributes that agencies weigh heavily in carrier selection for their clients is a key component of this initiative. Those attributes include technology ease of use and integration with agency management systems, flexible billing, product breadth and pricing, and service and marketing support for new business. The initiative includes refining workflows for the entire policy process, including more streamlined underwriting and claims processes, and providing additional policyholder services. In addition to growing premiums, our small business strategy is expected to improve profitability due to lower expenses through more automation of data gathering and use of predictive analytics.

We also are developing and coordinating small business targeted marketing, including cross-selling opportunities for our agencies, through our Target Markets department. This area focuses on new commercial product development, including identification and promotional support for promising classes of business. We plan to roll out new programs for three additional classes in the last half of 2011. Our target markets programs aim to attract larger business accounts in addition to small business accounts, contributing to growth for our agencies and helping to drive our premium growth.

o
New agency appointments – We continue to appoint new agencies to develop additional points of distribution, focusing on areas where our market share is less than 1 percent while also considering economic and catastrophe risk factors. In 2011, we are targeting approximately 120 appointments of independent agencies, with a significant portion in the five states we entered since late 2008. During the first six months of 2011, we appointed 71 new agencies that write an aggregate of approximately $1.1 billion in property casualty premiums annually with various insurance carriers for an average of approximately $16 million per agency. As of June 30, 2011, a total of 1,281 agency relationships market our standard market insurance products from 1,593 reporting locations.

We seek to build a close, long-term relationship with each agency we appoint, carefully evaluating the marketing reach of each new appointment to ensure the territory can support both current and new agencies. Our 120 field marketing territories are staffed by marketing representatives averaging 20 years of industry experience and 10 years as a Cincinnati Insurance field marketing representative. The team of field associates in each territory works together with headquarters support associates to form our agent-centered business model, providing local expertise, helping us better understand the accounts we underwrite and creating market advantages for our agents. We generally earn a 10 percent share of an agency’s business within 10 years of its appointment. We also help our agents grow their business by attracting more clients in their communities through unique, Cincinnati-style service.

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

We measure the overall success of this strategy to drive premium growth primarily through changes in net written premiums, which we believe can grow faster than the industry average over any five-year period. For the first six months of 2011, our property casualty net written premiums increased 3 percent, compared with a full-year 2011 estimated increase of approximately 1 percent for the industry based on an early 2011 forecast.

Despite near-term challenges in insurance and financial markets that are reflected in year-to-date 2011 financial performance, we have made significant progress on our initiatives and remain confident that our overall strategy can deliver long-term value for shareholders.
A vital part of our long-term strategy is financial strength, which is described in our 2010 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Financial Strength, Page 5. One aspect of our financial strength is prudent use of reinsurance to help manage financial performance variability due to catastrophe loss experience. A description of how we use reinsurance is included in our 2010 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, 2011 Reinsurance Programs, Page 90, and is updated below in Consolidated Property Casualty Insurance Results of Operations, beginning on Page 28. Another aspect is our investment portfolios, which remain well-diversified as discussed in Item 3, Quantitative and Qualitative Disclosures about Market Risk, Page 47. We continue to maintain strong parent company liquidity and financial strength that increases our flexibility through all periods to maintain our cash dividend and to continue to invest in and expand our insurance operations. At June 30, 2011, we held $1.116 billion of our cash and invested assets at the parent company level, of which $821 million, or 73.6 percent, was invested in common stocks, and $30 million, or 2.7 percent, was cash or cash equivalents. Our ratio of debt-to-total-capital at 14.2 percent remains well below our target limit of 20 percent. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 0.8-to-1 for the 12 months ended June 30, 2011, unchanged from 0.8-to-1 at year-end 2010.

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

As of July 26, 2011, our insurer financial strength ratings were:

Insurer Financial Strength Ratings
Rating Agency	Standard Market Property Casualty Insurance Subsidiary				Life Insurance Subsidiary				Excess and Surplus Insurance Subsidiary			Date of Most Recent Affirmation or Action
				Rating Tier				Rating Tier			Rating Tier
A. M. Best Co.	A	+	Superior	2 of 16	A		Excellent	3 of 16	A	Excellent	3 of 16	Stable outlook (12/13/10)
Fitch Ratings	A	+	Strong	5 of 21	A	+	Strong	5 of 21	-	-	-	Stable outlook (5/2/11)
Moody's Investors Service	A1		Good	5 of 21	-		-	-	-	-	-	Stable outlook (9/25/08)
Standard & Poor's Ratings Services	A		Strong	6 of 21	A		Strong	6 of 21	-	-	-	Stable outlook (7/19/10)

All of our insurance subsidiaries continue to be highly rated.

On May 2, 2011, Fitch Ratings affirmed our ratings that it had assigned in September 2010, continuing its stable outlook. Fitch noted that ratings strengths include conservative capitalization, moderate holding company leverage, ample liquidity and competitive advantages from our distribution system. Fitch said the ratings recognize our steps taken to rebalance our common stock portfolio to reduce capital and earnings volatility. Fitch noted ratings concerns principally related to challenges from competitive market conditions and exposure to regional natural catastrophes and weather-related losses.

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

We report as Other the non-investment operations of the parent company and its non-insurer subsidiary, CFC Investment Company. See Item 1, Note 12, Segment Information, Page 18, for discussion of the calculations of segment data. Results of operations for each of the five segments are discussed below.

Consolidated Property Casualty Insurance Results of Operations

Consolidated property casualty insurance results include premiums and expenses for our standard market insurance (commercial lines and personal lines segments) as well as our surplus lines operations.

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change %	2011	2010	Change %
Earned premiums	$730	$728	0	$1,475	$1,436	3
Fee revenues	1	1	0	2	2	0
Total revenues	731	729	0	1,477	1,438	3

Loss and loss expenses from:
Current accident year before catastrophe losses	564	522	8	1,110	1,014	9
Current accident year catastrophe losses	290	104	179	332	126	163
Prior accident years before catastrophe losses	(95)	(68)	(40)	(152)	(100)	(52)
Prior accident years catastrophe losses	-	(5)	nm	(1)	(12)	92
Total loss and loss expenses	759	553	37	1,289	1,028	25
Underwriting expenses	237	230	3	482	482	0
Underwriting loss	$(265)	$(54)	(391)	$(294)	$(72)	(308)
Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	77.3%	71.7%	5.6	75.2%	70.6%	4.6
Current accident year catastrophe losses	39.7	14.3	25.4	22.5	8.8	13.7
Prior accident years before catastrophe losses	(13.0)	(9.3)	(3.7)	(10.3)	(7.0)	(3.3)
Prior accident years catastrophe losses	0.1	(0.7)	0.8	0.0	(0.8)	0.8
Total loss and loss expenses	104.1	76.0	28.1	87.4	71.6	15.8
Underwriting expenses	32.5	31.6	0.9	32.7	33.6	(0.9)
Combined ratio	136.6%	107.6%	29.0	120.1%	105.2%	14.9

Combined ratio:	136.6%	107.6%	29.0	120.1%	105.2%	14.9
Contribution from catastrophe losses and prior years reserve development	26.8	4.3	22.5	12.2	1.0	11.2
Combined ratio before catastrophe losses and prior years reserve development	109.8%	103.3%	6.5	107.9%	104.2%	3.7

Our consolidated property casualty insurance operations generated an underwriting loss of $265 million and $294 million for the three and six months ended June 30, 2011, compared with an underwriting loss of $54 million and $72 million for the three and six months ended June 30, 2010. The primary causes of the higher underwriting losses were increases of $191 million and $217 million, for the three- and six-month periods, in losses caused by natural catastrophes that were primarily weather-related. Ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty lowered 2011 earned premiums by $38 million and increased the underwriting loss by a corresponding amount. Weather-related losses not linked to specific catastrophe events also increased the underwriting loss. More details of property casualty insurance results are discussed below, including discussion of our commercial lines, personal lines and excess and surplus lines segments.

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
The combined ratio can be affected significantly by catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, improved the combined ratio by 10.3 percentage points in the first half of 2011 compared with 7.8 percentage points in the same period of 2010. Net favorable development for the first six months of 2011 occurred primarily in our commercial casualty line of business as discussed in Commercial Lines Results of Operations on Page 31.

The underwriting expense ratio was higher for the second quarter of 2011 compared with the same period a year ago, primarily due to earned premiums that were lowered by $38 million of ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty, contributing 1.6 and 0.9 percentage points to the 2011 second-quarter and six-month underwriting expense ratio. The ratio was lower for the first six months of 2011 compared with the same period of 2010, primarily due to first-quarter 2010 provisions for matters involving prior years and related to Note 10, Commitments and Contingent Liabilities, Page 17.

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change %	2011	2010	Change %
Agency renewal written premiums	$717	$685	5	$1,425	$1,367	4
Agency new business written premiums	117	106	10	219	198	11
Other written premiums	(66)	(42)	(57)	(97)	(60)	(62)
Net written premiums	768	749	3	1,547	1,505	3
Unearned premium change	(38)	(21)	(81)	(72)	(69)	(4)
Earned premiums	$730	$728	0	$1,475	$1,436	3

The trends in net written premiums and earned premiums summarized in the table above reflect the effects of our premium growth strategies and slowly improving economic conditions, partially offset by higher ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty and by ongoing strong competition in our markets. Consolidated property casualty net written premiums for the three and six months ended June 30, 2011, increased $19 million and $42 million compared with the same periods of 2010. Each of our property casualty segments registered growth for both the three-month and six-month periods ended June 30, 2011. Our premium growth initiatives from prior years continue to favorably affect current year growth, particularly as newer agency relationships mature over time. Improving insured exposure-level comparatives from the slow economic recovery also favorably affected premium growth. We discuss current initiatives in Highlights of Our Strategy and Supporting Initiatives, Page 24. The main drivers of trends for 2011 are discussed by segment on Pages 31 and 35.

Consolidated property casualty agency new business written premiums for the three and six months ended June 30, 2011, increased $11 million and $21 million compared with the same periods of 2010. New business premiums grew for each of our property casualty segments for both periods. We continued to experience new business growth related to initiatives for product line or geographic expansion into new and underserved areas. Agents appointed during 2010 or 2011 produced an increase in standard lines new business of $18 million for the first six months of 2011 compared with the same period in 2010. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that is less familiar to our agent due to it being recently obtained from a competing agent.

Other written premiums – primarily including premiums ceded to our reinsurers as part of our reinsurance program – decreased $24 million and $37 million for the three and six months ended June 30, 2011, compared with the same periods of 2010. The decrease was primarily due to $38 million of ceded premiums recorded during the second quarter to reinstate coverage layers of our property catastrophe reinsurance treaty. As described in our 2010 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, 2011 Reinsurance Programs, Page 90, we originally estimated that ceded premiums from that treaty would cost approximately $12 million for an average quarter during 2011.

Near the end of the second quarter of 2011, we purchased reinsurance to replenish coverage for certain layers of our property catastrophe treaty that were used by the catastrophe events discussed below. This coverage, also known as 3rd and 4th Event cover, includes one automatic reinstatement provision. It provides reinsurance coverage for any single catastrophe event during the remainder of 2011 that causes losses between $70 million and $200 million.  Coverage for 2011 single-event catastrophe losses above $200 million and up to $500 million remains in place under the original terms of our property catastrophe treaty effective January 1, 2011, and includes one automatic reinstatement provision. The estimated ceded premiums during the third and fourth quarters of 2011 for our property catastrophe reinsurance treaty in total are expected to increase approximately 50 percent from the $12 million quarterly average amount estimated for the treaty that was in place as of January 1, 2011, assuming no additional reinstatement premiums.

Our property catastrophe treaty is an important capital management tool that helps reduce financial performance variability due to catastrophe loss experience as discussed below. Among other factors that can influence our reinsurance program decisions, we consider third-party catastrophe models that estimate potential losses from catastrophe events. During the first quarter of 2011, one of the modeling vendors we use released an updated model that indicates significantly higher modeled losses from a hurricane event. We continue to study potential loss estimates from the updated model and have not yet determined how it may affect our 2012 reinsurance program.

Catastrophe losses contributed 39.8 and 22.5 percentage points to the combined ratio in the three and six months ended June 30, 2011, compared with 13.6 and 8.0 percentage points in the same periods of 2010. The three-  and six-month ratios for 2011 included 0.6 and 0.9 percentage points from estimated losses of $4 million and $13 million for our participation in assumed reinsurance treaties that spread the risk of very high catastrophe losses among many insurers. The majority of the assumed reinsurance losses were from the March 2011 Japan earthquake event, and most of the remainder were from the September 2010 earthquake event in New Zealand. The only assumed reinsurance treaty for which we have material exposure has been reserved at policy limits for the Japan event and at approximately half of the policy limit for the New Zealand event.

The following table shows catastrophe losses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list catastrophe events for which our incurred losses reached or exceeded $5 million. Incurred losses from the April 22-28 tornado outbreak affecting several southern states, including the Tuscaloosa, Alabama area, are shown net of amounts expected to be recovered through our property catastrophe reinsurance treaty. The gross amount is estimated at $194 million, exceeding the previous single largest catastrophe event in our company’s history. Incurred losses shown from the May 20-27 storm system that included Joplin, Missouri are also net of reinsurance. The gross amount for that event is estimated at $192 million, and it includes significant losses from hail in the Dayton, Ohio, area. The total gross amount of our losses incurred for all catastrophe events during the three months ended June 30, 2011, is estimated at $512 million.

(In millions, net of reinsurance)			Three months ended June 30,				Six months ended June 30,
			Comm.	Pers.	E&S		Comm.	Pers.	E&S
Dates	Cause of loss	Region	lines	lines	lines	Total	lines	lines	lines	Total
2011
Jan. 31-Feb. 3	Flood, freezing, ice, snow, wind	South, Midwest	$-	$-	$-	$-	$5	$5	$-	$10
Feb. 27-28	Flood, hail, tornado, wind	Midwest	-	(1)	-	(1)	5	7	-	12
Mar. 11	Earthquake	Japan	-	-	-	-	8	-	-	8
Apr. 3-5	Flood, hail, tornado, wind	South, Midwest	16	22	-	38	16	22	-	38
Apr. 8-11	Flood, hail, tornado, wind	South, Midwest	11	9	-	20	11	9	-	20
Apr. 14-16	Flood, hail, tornado, wind	South, Midwest	10	4	-	14	10	4	-	14
Apr. 19-20	Hail, wind	South, Midwest	13	13	-	26	13	13	-	26
Apr. 22-28	Flood, hail, tornado, wind	South, Midwest	47	31	-	78	47	31	-	78
May 20-27	Flood, hail, tornado, wind	South, Midwest	45	37	-	82	45	37	-	82
May 29-Jun. 1	Flood, hail, tornado, wind	East, Midwest	4	2	-	6	4	2	-	6
Jun. 16-22	Flood, hail, tornado, wind	South, Midwest	7	10	-	17	7	10	-	17
All other 2011 catastrophes			4	5	1	10	9	11	1	21
Development on 2010 and prior catastrophes			-	-	-	-	4	(5)	-	(1)
Calendar year incurred total			$157	$132	$1	$290	$184	$146	$1	$331

2010
Jan. 7-12	Freezing, wind	South, Midwest	$(1)	$-	$-	$(1)	$3	$2	$-	$5
Feb. 9-11	Ice, snow, wind	East, Midwest	(1)	-	-	(1)	5	2	-	7
Apr. 4-6	Flood, hail, tornado, wind	South, Midwest	5	6	-	11	5	6	-	11
Apr. 30-May 3	Flood, hail, tornado, wind	South	28	6	-	34	28	6	-	34
May 7-8	Hail, tornado, wind	East, Midwest	2	10	-	12	2	10	-	12
May 12-16	Flood, hail, tornado, wind	South, Midwest	3	2	-	5	3	2	-	5
Jun. 4-6	Flood, hail, tornado, wind	Midwest	3	3	-	6	3	3	-	6
Jun. 17-20	Flood, hail, tornado, wind	Midwest, West	5	4	-	9	5	4	-	9
Jun. 21-24	Flood, hail, tornado, wind	Midwest	4	5	-	9	4	5	-	9
Jun. 25-28	Flood, hail, tornado, wind	Midwest	1	4	-	5	1	4	-	5
All other 2010 catastrophes			11	4	-	15	17	6	-	23
Development on 2009 and prior catastrophes			(4)	(1)	-	(5)	(10)	(2)	-	(12)
Calendar year incurred total			$56	$43	$-	$99	$66	$48	$-	$114

Commercial Lines Insurance Results of Operations

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change %	2011	2010	Change %

Earned premiums	$533	$538	(1)	$1,073	$1,061	1
Fee revenues	-	-	nm	1	1	0
Total revenues	533	538	(1)	1,074	1,062	1

Loss and loss expenses from:
Current accident year before catastrophe losses	405	386	5	807	757	7
Current accident year catastrophe losses	157	60	162	180	76	137
Prior accident years before catastrophe losses	(79)	(63)	(25)	(134)	(92)	(46)
Prior accident years catastrophe losses	-	(4)	nm	4	(10)	nm
Total loss and loss expenses	483	379	27	857	731	17
Underwriting expenses	178	169	5	366	350	5
Underwriting loss	$(128)	$(10)	nm	$(149)	$(19)	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	75.9%	71.7%	4.2	75.2%	71.4%	3.8
Current accident year catastrophe losses	29.5	11.2	18.3	16.8	7.2	9.6
Prior accident years before catastrophe losses	(14.8)	(11.7)	(3.1)	(12.5)	(8.7)	(3.8)
Prior accident years catastrophe losses	0.2	(0.8)	1.0	0.4	(1.0)	1.4
Total loss and loss expenses	90.8	70.4	20.4	79.9	68.9	11.0
Underwriting expenses	33.4	31.3	2.1	34.1	33.0	1.1
Combined ratio	124.2%	101.7%	22.5	114.0%	101.9%	12.1

Combined ratio:	124.2%	101.7%	22.5	114.0%	101.9%	12.1
Contribution from catastrophe losses and prior years reserve development	14.9	(1.3)	16.2	4.7	(2.5)	7.2
Combined ratio before catastrophe losses and prior years reserve development	109.3%	103.0%	6.3	109.3%	104.4%	4.9

Overview

Performance highlights for the commercial lines segment include:

•
Premiums – Commercial lines earned premiums and net written premiums both grew during the first half of 2011, at a rate of 1 percent or less. For the second quarter of 2011, earned premiums declined 1 percent while net written premiums rose 1 percent. Premiums for our commercial casualty and workers’ compensation business include the result of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits contributed $34 million to the $12 million net increase in earned premiums for the first half of 2011 compared with the same period a year ago. The $5 million decrease in earned premiums during the second quarter of 2011, compared with the 2010 quarter, included a $16 million increase from audit premiums as a component. Earned premiums for both periods of 2011 also included $23 million of ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty, contributing to the $5 million net decrease in earned premiums and partially offsetting net growth for the six-month period. The premiums table below analyzes other components of earned premiums.

Agency renewal written premiums that rose 2 percent for both the first three and six months of 2011 also largely reflected improving economic conditions that were partly offset by lower pricing. Net written premiums from audits during the second quarter of 2011 were positive $2 million and the year-over-year change from audits was favorable by $11 million during the second quarter and $19 million for the six-month period, in part reflecting improving insured exposure-level comparatives from the slow economic recovery. We work with our agents to retain accounts with manageable risk characteristics that support the lower average prices prevailing in the marketplace. Our agents, assisted by our field associates who handle underwriting, claims, loss control or premium audit responsibilities, provide us with insights on local market conditions. We use such insights in making decisions intended to adequately price business to achieve target profit margins. We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies. Our commercial lines policies averaged an estimated price decline of approximately 1 percent during the second quarter of 2011, improving somewhat compared with the low-single-digit rate for both the first quarter of 2011 and the full-year 2010 average. More significant declines sometimes occur, particularly for larger accounts.

New business written premiums for commercial lines increased 11 percent and 9 percent during the second quarter and first six months of 2011 compared with the same periods last year. Our five newest states for our commercial lines operation – Texas, Colorado, Wyoming, Connecticut and Oregon – generated an increase in new business of approximately $2 million for the first six months of 2011, while the increase from other states in total was $11 million or 10 percent.

Other written premiums included higher amounts ceded to reinsurers for both the three- and six-month periods of 2011, with $23 million ceded to reinstate coverage layers of our property catastrophe reinsurance treaty. For the second quarter of 2011, the higher ceded premiums were partially offset by a more favorable adjustment, compared with the second quarter of last year, for estimated direct written premiums of policies in effect but not yet processed. The adjustment for estimated premiums had an immaterial effect on earned premiums.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change %	2011	2010	Change %
Agency renewal written premiums	$500	$492	2	$1,042	$1,025	2
Agency new business written premiums	81	73	11	152	139	9
Other written premiums	(44)	(33)	(33)	(69)	(44)	(57)
Net written premiums	537	532	1	1,125	1,120	0
Unearned premium change	(4)	6	nm	(52)	(59)	12
Earned premiums	$533	$538	(1)	$1,073	$1,061	1
•
Combined ratio – The commercial lines combined ratio for the three and six months ended June 30, 2011, increased compared with the same periods of 2010 , driven by catastrophe losses that were 19.3 and 11.0 percentage points higher. The ratio for current accident year loss and loss expenses before catastrophe losses of 75.2 percent for the first six months of 2011 rose 0.7 percentage points above the 74.5 percent accident year 2010 ratio measured as of December 31, 2010. The effect of the $23 million ceded to reinstate coverage layers of our property catastrophe reinsurance treaty increased the 2011 ratio by 1.5 percentage points.

The net effect of reserve development on prior accident years during the second quarter and first six months of 2011 was favorable for commercial lines overall by $79 million and $130 million compared with net favorable development of $67 million and $102 million for the same periods in 2010. For the three and six months ended June 30, 2011, most of the commercial lines favorable reserve development on prior accident years occurred in the commercial casualty line of business, which represented 80 percent of the six-month commercial lines favorable development. The favorable reserve development recognized during the first six months of 2011 for commercial casualty was approximately half for accident year 2010 and slightly under one-third for accident years 2008 through 2009, and was primarily due to reduced volatility in paid losses, reduced volatility in projections of future calendar year trends and favorable case reserve development. Reserve estimates are inherently uncertain as described in our 2010 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves, Page 82.

Our loss and loss expense ratio for workers’ compensation remained high at 85.4 percent for the first six months of 2011, but improved 5.2 percentage points compared with the first six months of 2010 and 8.5 points compared with full-year 2010. As discussed in our 2010 Annual Report on Form 10-K, Item 7, Commercial Lines of Business Analysis, Page 58, predictive modeling for workers’ compensation is expected to increase pricing accuracy, therefore improving profitability and the related ratios over time. In addition to continued use and refinement of predictive analytics, we use specialists who have extensive experience in underwriting workers’ compensation exposures, and claims associates who specialize in workers’ compensation claims, and we are increasing our use of loss control risk evaluation services for these accounts. Specialization and timely handling of claims through direct reporting of workers’ compensation claims, implemented in early 2010, should enable our claims representatives to more effectively manage and contain the costs of claims that have already occurred, as well as future claims. Loss control services should help prevent worker-related accidents or lessen the severity of injuries when accidents occur.

The commercial lines underwriting expense ratio for the second quarter and the first six months of 2011 increased compared with the same periods of 2010, primarily due to earned premiums that were lowered by $23 million of ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty.

Underwriting results and related measures for the combined ratio are summarized in the first table of Commercial Lines Insurance Results of Operations. The tables and discussion below provide additional details for certain primary drivers of underwriting results.

Commercial Lines Insurance Losses by Size

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change %	2011	2010	Change %
New losses greater than $4,000,000	$6	$11	(45)	$16	$17	(6)
New losses $1,000,000-$4,000,000	30	22	36	70	54	30
New losses $250,000-$1,000,000	39	40	(3)	77	80	(4)
Case reserve development above $250,000	46	29	59	77	61	26
Total large losses incurred	121	102	19	240	212	13
Other losses excluding catastrophe losses	135	159	(15)	290	321	(10)
Catastrophe losses	157	57	175	183	66	177
Total losses incurred	$413	$318	30	$713	$599	19

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
New losses greater than $4,000,000	1.1%	2.0%	(0.9)	1.5%	1.6%	(0.1)
New losses $1,000,000-$4,000,000	5.5	4.1	1.4	6.5	5.1	1.4
New losses $250,000-$1,000,000	7.4	7.4	0.0	7.1	7.5	(0.4)
Case reserve development above $250,000	8.7	5.4	3.3	7.2	5.8	1.4
Total large loss ratio	22.7	18.9	3.8	22.3	20.0	2.3
Other losses excluding catastrophe losses	25.3	29.6	(4.3)	27.0	30.2	(3.2)
Catastrophe losses	29.6	10.5	19.1	17.1	6.2	10.9
Total loss ratio	77.6%	59.0%	18.6	66.4%	56.4%	10.0

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter commercial lines total large losses incurred of $121 million is roughly in line with the $119 million quarterly average during 2010, while the $102 million for the 2010 second quarter was unusually low. In the second quarter of 2011, the ratio for these large losses and case reserve increases was 3.8 percentage points higher compared with last year’s second quarter, primarily due to a higher incurred losses for weather-related claims and general liability and director and officer liability coverages. The second-quarter increase in losses added to the ratio for total large losses incurred for the first six months of 2011, which also includes higher number of claims and incurred losses for our commercial property line of business during the first quarter. We believe results for the three-month and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000.

Commercial Lines of Business Analysis

Approximately 95 percent of our commercial lines premiums relate to accounts with coverages from more than one of our business lines. As a result, we believe that the commercial lines segment is best measured and evaluated on a segment basis. However, we provide line of business data to summarize premium and loss trends separately for each line. The ratios shown in the table below are components of loss and loss expenses as a percentage of earned premiums.

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change %	2011	2010	Change %
Commercial casualty:
Written premiums	$177	$168	5	$366	$359	2
Earned premiums	180	172	5	352	336	5

Current accident year before catastrophe losses	66.0%	73.6%		72.3%	72.3%
Current accident year catastrophe losses	0.0	0.0		0.0	0.0
Prior accident years before catastrophe losses	(27.2)	(25.3)		(29.7)	(19.2)
Prior accident years catastrophe losses	0.0	0.0		0.0	0.0
Total loss and loss expenses ratio	38.8%	48.3%		42.6%	53.1%

Commercial property:
Written premiums	$123	$124	(1)	$255	$253	1
Earned premiums	115	121	(5)	241	242	0

Current accident year before catastrophe losses	76.8%	56.6%		70.5%	59.4%
Current accident year catastrophe losses	78.8	39.1		45.6	24.8
Prior accident years before catastrophe losses	(1.7)	(3.1)		3.4	(1.4)
Prior accident years catastrophe losses	1.1	(2.4)		2.3	(2.3)
Total loss and loss expenses ratio	155.0%	90.2%		121.8%	80.5%

Commercial auto:
Written premiums	$102	$99	3	$209	$202	3
Earned premiums	96	96	0	192	191	1

Current accident year before catastrophe losses	72.6%	69.5%		74.5%	68.8%
Current accident year catastrophe losses	6.2	4.4		3.3	2.2
Prior accident years before catastrophe losses	(11.0)	(0.8)		(17.6)	(3.4)
Prior accident years catastrophe losses	(0.1)	(0.2)		(0.2)	(0.6)
Total loss and loss expenses ratio	67.7%	72.9%		60.0%	67.0%

Workers' compensation:
Written premiums	$73	$72	1	$163	$167	(2)
Earned premiums	81	79	3	157	153	3

Current accident year before catastrophe losses	108.5%	103.2%		102.3%	103.2%
Current accident year catastrophe losses	0.0	0.0		0.0	0.0
Prior accident years before catastrophe losses	(28.9)	(13.3)		(16.9)	(12.6)
Prior accident years catastrophe losses	0.0	0.0		0.0	0.0
Total loss and loss expenses ratio	79.6%	89.9%		85.4%	90.6%

Specialty packages:
Written premiums	$27	$36	(25)	$64	$75	(15)
Earned premiums	27	37	(27)	64	74	(14)

Current accident year before catastrophe losses	93.8%	66.1%		75.7%	68.2%
Current accident year catastrophe losses	223.8	23.0		99.4	15.9
Prior accident years before catastrophe losses	1.8	(0.7)		9.5	8.3
Prior accident years catastrophe losses	(0.7)	(2.8)		(1.1)	(5.1)
Total loss and loss expenses ratio	318.7%	85.6%		183.5%	87.3%

Surety and executive risk:
Written premiums	$26	$24	8	$50	$47	6
Earned premiums	25	25	0	50	49	2

Current accident year before catastrophe losses	47.9%	53.9%		51.3%	50.5%
Current accident year catastrophe losses	0.0	0.0		0.0	0.0
Prior accident years before catastrophe losses	19.4	(17.7)		30.2	(6.9)
Prior accident years catastrophe losses	0.0	0.0		0.0	0.0
Total loss and loss expenses ratio	67.3%	36.2%		81.5%	43.6%

Machinery and equipment:
Written premiums	$9	$9	0	$18	$17	6
Earned premiums	9	8	13	17	16	6

Current accident year before catastrophe losses	32.0%	48.3%		30.1%	35.8%
Current accident year catastrophe losses	0.2	1.7		0.2	1.0
Prior accident years before catastrophe losses	6.9	1.8		7.7	(6.9)
Prior accident years catastrophe losses	0.0	0.1		0.0	(0.6)
Total loss and loss expenses ratio	39.1%	51.9%		38.0%	29.3%

As discussed above, the loss and loss expense ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three and six months ended June 30, 2011, the commercial line of business with the most significant profitability challenge was workers’ compensation, assuming our more property-oriented lines of business have future weather-related loss experience that returns to our longer-term historical average. As discussed above, our actions to improve pricing and reduce loss costs for workers’ compensation are expected to benefit future profitability trends, and during the first six months of 2011 the line’s loss and loss expense ratio improved 5.2 percentage points compared with the first six months of 2010 and 8.5 points compared with full-year 2010.

Personal Lines Insurance Results of Operations

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change %	2011	2010	Change %
Earned premiums	$180	$179	1	$370	$353	5
Fee revenues	1	1	0	1	1	0
Total revenues	181	180	1	371	354	5

Loss and loss expenses from:
Current accident year before catastrophe losses	146	125	17	275	236	17
Current accident year catastrophe losses	132	44	200	151	50	202
Prior accident years before catastrophe losses	(9)	(5)	(80)	(11)	(9)	(22)
Prior accident years catastrophe losses	-	(1)	nm	(5)	(2)	(150)
Total loss and loss expenses	269	163	65	410	275	49
Underwriting expenses	54	57	(5)	106	124	(15)
Underwriting loss	$(142)	$(40)	(255)	$(145)	$(45)	(222)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	81.2%	70.3%	10.9	74.4%	67.0%	7.4
Current accident year catastrophe losses	73.5	24.5	49.0	40.8	14.1	26.7
Prior accident years before catastrophe losses	(5.2)	(3.0)	(2.2)	(3.1)	(2.7)	(0.4)
Prior accident years catastrophe losses	(0.1)	(0.7)	0.6	(1.4)	(0.5)	(0.9)
Total loss and loss expenses	149.4	91.1	58.3	110.7	77.9	32.8
Underwriting expenses	29.8	32.3	(2.5)	28.5	35.2	(6.7)
Combined ratio	179.2%	123.4%	55.8	139.2%	113.1%	26.1

Combined ratio:	179.2%	123.4%	55.8	139.2%	113.1%	26.1
Contribution from catastrophe losses and prior years
reserve development	68.2	20.8	47.4	36.3	10.9	25.4
Combined ratio before catastrophe losses and prior
years reserve development	111.0%	102.6%	8.4	102.9%	102.2%	0.7

Overview

Performance highlights for the personal lines segment include:

•
Premiums – Personal lines earned premiums and net written premiums for the three and six months ended June 30, 2011, again grew due to higher renewal and new business premiums that reflected improved pricing, but were partially offset by $15 million of ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty. The premiums table below analyzes other components of earned premiums.

Agency renewal written premiums increased 10 percent and 9 percent in the second quarter and first six months of 2011 because of rate increases, strong policy retention rates and premium growth initiatives. Various rate changes were implemented beginning in October 2009, including increases for our homeowner line of business averaging approximately 6 percent, with some individual policy rate increases in the double-digit range. Similar rate changes, with a slightly higher average rate increase, were implemented beginning in the fourth quarter of 2010 for states representing the majority of our personal lines business. For our personal auto line of business, rate changes with a low-single-digit average increase were implemented beginning in the fourth quarter of 2010. We are targeting similar rate changes for late 2011 and early 2012. Enhanced pricing precision has been enabled by predictive models beginning in late 2010 for personal auto and in 2008 for our homeowner line of business.

Personal lines new business written premiums continued to increase compared with 2010 periods, at rates of 8 percent and 14 percent for the three and six months ended June 30, 2011. We continue to believe we are successful in attracting more of our agents’ preferred business as the average quality of our book of business has improved as measured by the mix of business by insurance score. Some of what we report as new business came from accounts that were not new to our agents. We believe their seasoned accounts tend to be priced more accurately than business that is less familiar to our agents.

Other written premiums, which primarily include premiums ceded to our reinsurers as part of our reinsurance program, decreased $14 million and $13 million for the three and six months ended June 30, 2011, compared with the same periods of 2010. The decreases were primarily due to

$15 million of ceded premiums recorded during the second quarter to reinstate coverage layers of our property catastrophe reinsurance treaty.

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

Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change %	2011	2010	Change %
Agency renewal written premiums	$205	$187	10	$361	$330	9
Agency new business written premiums	26	24	8	48	42	14
Other written premiums	(21)	(7)	(200)	(26)	(13)	(100)
Net written premiums	210	204	3	383	359	7
Unearned premium change	(30)	(25)	(20)	(13)	(6)	(117)
Earned premiums	$180	$179	1	$370	$353	5

•
Combined ratio – The personal lines combined ratio for the three and six months ended June 30, 2011,  rose compared with the same periods of 2010, primarily due to weather-related catastrophe losses that were 49.6 and 25.8 percentage points higher. The 74.4 percent ratio for current accident year loss and loss expenses before catastrophe losses for the first six months of 2011 rose 4.0 percentage points compared with the 70.4 percent accident year 2010 ratio measured as of December 31, 2010. Pricing changes that benefited the current accident year ratio were offset by the effect of reinsurance reinstatement premiums, by higher large losses and by higher weather-related estimated losses that were not identified as part of designated catastrophe events for the property casualty industry. The effect of the $15 million ceded to reinstate coverage layers of our property catastrophe reinsurance treaty increased the 2011 ratio by 3.0 percentage points. New losses greater than $250,000, shown in the table below, had a ratio effect of 9.7 percentage points for the six months ended June 30, 2011, compared with 9.2 percentage points for full-year 2010, accounting for 0.5 percentage points of the increase.

In addition to the rate increases discussed above, we continue to refine our pricing to better match premiums to the risk of loss on individual policies. We also continue to increase our pricing sophistication by incorporating insurance scores and other attributes of risk that characterize the insured exposure. The results of improved pricing per risk and broad-based rate increases are expected to improve the combined ratio over the next several quarters. In addition, greater geographic diversification is expected over time to reduce the volatility of homeowner loss ratios attributable to weather-related catastrophe losses. During the first quarter of 2011, we implemented an additional reinsurance program solely to decrease from $6 million to $4 million the amount of loss we retain on new large homeowner losses. Our homeowner policies in force during 2009 and 2010 experienced one new loss each year in that size range. No new homeowner losses of that magnitude were incurred during the first six months of 2011.

Catastrophe losses accounted for 73.4 and 39.4 percentage points of the combined ratio for the three and six months ended June 30, 2011, compared with 23.8 and 13.6 percentage points for the same periods last year. The 10-year annual average through 2010 for the personal lines segment was 8.7 percentage points, and the five-year annual average was 10.2 percentage points.

Personal lines reserve development on prior accident years continued to trend favorably during the second quarter and first six months of 2011, somewhat more favorably than during the same periods of 2010. The majority of the favorable reserve development on prior accident years recognized during the first six months of 2011 occurred in the personal auto line of business, which is the largest among our personal lines of business and represented 48 percent of personal lines earned premiums for the first six months of 2011. Most of the favorable reserve development recognized during the first six months of 2011 for personal auto was for accident years prior to 2009. Reserve estimates are inherently uncertain as described in our 2010 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves, Page 82.

The underwriting expense ratio for the second quarter and first six months of 2011 declined compared with the same periods of 2010. The primary reason for the second-quarter decline was lower technology-related costs. The lower six-month ratio was primarily due to the first-quarter 2010 provisions for matters involving prior years and related to Note 10, Commitments and Contingent Liabilities, Page 17, and also from lower agent profit sharing expenses.

Personal Lines Insurance Losses by Size

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change %	2011	2010	Change %
New losses greater than $4,000,000	$0	$0	nm	$0	$0	nm
New losses $1,000,000-$4,000,000	3	7	(57)	13	10	30
New losses $250,000-$1,000,000	10	10	0	23	20	15
Case reserve development above $250,000	4	1	300	7	4	75
Total large losses incurred	17	18	(6)	43	34	26
Other losses excluding catastrophe losses	95	85	12	179	161	11
Catastrophe losses	131	43	205	145	48	202
Total losses incurred	$243	$146	66	$367	$243	51

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
New losses greater than $4,000,000	0.0%	0.0%	0.0	0.0%	0.0%	0.0
New losses $1,000,000-$4,000,000	2.0	4.4	(2.4)	3.5	3.0	0.5
New losses $250,000-$1,000,000	5.4	5.6	(0.2)	6.2	5.6	0.6
Case reserve development above $250,000	2.3	0.6	1.7	2.0	1.2	0.8
Total large losses incurred	9.7	10.6	(0.9)	11.7	9.8	1.9
Other losses excluding catastrophe losses	53.0	48.0	5.0	48.3	45.7	2.6
Catastrophe losses	73.0	23.8	49.2	39.2	13.5	25.7
Total loss ratio	135.7%	82.4%	53.3	99.2%	69.0%	30.2

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2011, the ratio for these losses and case reserve increases improved 0.9 percentage points compared with last year’s second quarter, primarily due to a lower number of personal auto claims and incurred losses. The six-month result rose 1.9 percentage points primarily due to a higher number of large homeowner claims and incurred losses related to fires during the first quarter. We believe results for the three- and six-month periods ended June 30, 2011, largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000.

Personal Lines of Business Analysis

We prefer to write personal lines coverages on an account basis that includes both auto and homeowner coverages as well as coverages from the other personal business line. As a result, we believe that the personal lines segment is best measured and evaluated on a segment basis. However, we provide the line of business data to summarize premium and loss trends separately for each line. The ratios shown in the table below are components of loss and loss expenses as a percentage of earned premiums.

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change %	2011	2010	Change %
Personal auto:
Written premiums	$104	$97	7	$186	$170	9
Earned premiums	90	83	8	179	164	9

Current accident year before catastrophe losses	67.3%	70.8%		67.7%	66.8%
Current accident year catastrophe losses	10.3	4.2		5.8	2.2
Prior accident years before catastrophe losses	(5.0)	(1.2)		(5.1)	(2.8)
Prior accident years catastrophe losses	(0.1)	(0.2)		(0.2)	(0.2)
Total loss and loss expenses ratio	72.5%	73.6%		68.2%	66.0%

Homeowner:
Written premiums	$78	$81	(4)	$146	$141	4
Earned premiums	66	72	(8)	142	142	0

Current accident year before catastrophe losses	97.8%	70.2%		83.6%	68.8%
Current accident year catastrophe losses	175.4	54.2		92.7	30.9
Prior accident years before catastrophe losses	(0.5)	0.8		1.1	1.3
Prior accident years catastrophe losses	(0.1)	(1.4)		(3.1)	(0.8)
Total loss and loss expenses ratio	272.6%	123.8%		174.3%	100.2%

Other personal:
Written premiums	$28	$26	8	$51	$48	6
Earned premiums	24	24	0	49	47	4

Current accident year before catastrophe losses	88.2%	69.1%		71.9%	62.6%
Current accident year catastrophe losses	34.5	5.9		19.0	4.6
Prior accident years before catastrophe losses	(18.4)	(21.4)		(7.9)	(14.4)
Prior accident years catastrophe losses	(0.5)	(0.6)		(0.6)	(0.5)
Total loss and loss expenses ratio	103.8%	53.0%		82.4%	52.3%

As discussed above, the loss and loss expense ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three and six months ended June 30, 2011, the personal line of business with the most significant profitability challenge was homeowner, assuming our more property-oriented lines of business have future weather-related loss experience that returns to our longer-term historical average. As discussed above, we continue actions to improve pricing per risk and overall rates, which are expected to improve future profitability. In addition, we anticipate that the long-term future average for the catastrophe loss ratio would improve due to gradual geographic diversification into states less prone to catastrophe losses.

Excess and Surplus Lines Insurance Results of Operations

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change %	2011	2010	Change %
Earned premiums	$17	$11	55	$32	$22	45

Loss and loss expenses from:
Current accident year before catastrophe losses	13	11	18	28	21	33
Current accident year catastrophe losses	1	-	nm	1	-	nm
Prior accident years before catastrophe losses	(7)	-	nm	(7)	1	nm
Prior accident years catastrophe losses	-	-	nm	-	-	nm
Total loss and loss expenses	7	11	(36)	22	22	0
Underwriting expenses	5	4	25	10	8	25
Underwriting profit (loss)	$5	$(4)	nm	$-	$(8)	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	79.0%	93.3%	(14.3)	88.3%	90.7%	(2.4)
Current accident year catastrophe losses	4.9	5.6	(0.7)	3.4	2.8	0.6
Prior accident years before catastrophe losses	(41.9)	9.5	(51.4)	(21.6)	6.6	(28.2)
Prior accident years catastrophe losses	(0.5)	0.0	(0.5)	0.2	(0.1)	0.3
Total loss and loss expenses	41.5	108.4	(66.9)	70.3	100.0	(29.7)
Underwriting expenses	33.2	29.1	4.1	31.8	32.4	(0.6)
Combined ratio	74.7%	137.5%	(62.8)	102.1%	132.4%	(30.3)

Combined ratio:	74.7%	137.5%	(62.8)	102.1%	132.4%	(30.3)
Contribution from catastrophe losses and prior years
reserve development	(37.5)	15.1	(52.6)	(18.0)	9.3	(27.3)
Combined ratio before catastrophe losses and prior
years reserve development	112.2%	122.4%	(10.2)	120.1%	123.1%	(3.0)

Overview

Performance highlights for the excess and surplus lines segment include:

•
Premiums – Excess and surplus lines earned premiums and net written premiums grew for the three and six months ended June 30, 2011. Growth in renewal written premiums accounted for most of the increase.

Renewal written premiums doubled for the second quarter of 2011, compared with the same period of 2010, and grew 83 percent for the six-month period, primarily due to the opportunity to renew many accounts for the first time as described in our 2010 Annual Report on Form 10-K, Item 7, Excess and Surplus Lines Insurance Results of Operation, Page 70. Renewal pricing changes also accounted for some of the growth, as our excess and surplus lines policies’ average estimated pricing change continued to increase in a low-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.

New business written premium grew for both the second quarter and first half of 2011, roughly in line with the full-year 2010 increase of 9 percent. Some of what we report as new business came from accounts that were not new to our agents. We believe their seasoned accounts tend to be priced more accurately than business that is less familiar to our agents.

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change %	2011	2010	Change %
Renewal written premiums	$12	$6	100	$22	$12	83
New business written premiums	10	9	11	19	17	12
Other written premiums	(1)	(2)	50	(2)	(3)	33
Net written premiums	21	13	62	39	26	50
Unearned premium change	(4)	(2)	(100)	(7)	(4)	(75)
Earned premiums	$17	$11	55	$32	$22	45

•
Combined ratio – The excess and surplus lines combined ratio for the three and six months ended June 30, 2011, improved 62.8 and 30.3 percentage points compared with the same periods of 2010, primarily due to higher levels of net favorable reserve development on prior accident years, and, to a lesser extent, lower ratios for current accident year loss and loss expenses. The 88.3 percent ratio for current accident year loss and loss expenses before catastrophe losses for the first six months of 2011 increased 4.5 percentage points compared with the 83.8 percent accident year 2010 ratio measured as of December 31, 2010. Reserves for estimated losses incurred but not reported (IBNR) were the primary driver of the higher 2011 ratio. A higher ratio from the change in IBNR reserves for the 2011 accident year offset a lower ratio for paid losses plus the change in case reserves.

Catastrophe losses accounted for 4.4 and 3.6 percentage points of the combined ratio for the three and six months ended June 30, 2011, compared with 5.6 and 2.7 percentage points in the same periods of 2010.

Excess and surplus reserve development on prior accident years trended very favorably for the three and six months ended June 30, 2011. The 2011 favorable development was primarily due to more reliance on loss experience emergence patterns from our historical excess and surplus lines business for IBNR loss estimates and relatively less reliance on historical loss experience emergence patterns from similar lines of business for our standard commercial lines business. Reserve estimates are inherently uncertain as described in our 2010 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves, Page 82.

The underwriting expense ratio for the second quarter of 2011, compared with the same period of 2010, rose 4.1 percentage points while the six-month ratio declined 0.6 percentage points. Higher commission expenses were largely responsible for the second quarter increase. The six-month ratio decreased primarily due to higher earned premiums.

Life Insurance Results of Operations

(In millions)	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change %	2011	2010	Change %
Earned premiums	$43	$40	8	$80	$79	1
Separate account investment management fees	-	1	nm	1	1	0
Total revenues	43	41	5	81	80	1
Contract holders' benefits incurred	44	43	2	89	85	5
Investment interest credited to contract holders	(20)	(20)	0	(40)	(39)	(3)
Operating expenses incurred	14	16	(13)	30	32	(6)
Total benefits and expenses	38	39	(3)	79	78	1
Life insurance segment profit	$5	$2	150	$2	$2	0

Overview

Performance highlights for the life insurance segment include:

•	Revenues – Revenues were higher for the three and six months ended June 30, 2011, primarily due to higher earned premiums from term life insurance products.

Gross in-force life insurance policy face amounts increased to $76.029 billion at June 30, 2011, from $74.124 billion at year-end 2010.

Fixed annuity deposits received for the three and six months ended June 30, 2011, were $28 million and $89 million compared with $52 million and $116 million for the same periods of 2010. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities with a portion representing profit subsequently earned over time. We do not write variable or equity indexed annuities.

Life Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change %	2011	2010	Change %
Term life insurance	$27	$24	13	$52	$47	11
Universal life insurance	9	10	(10)	14	19	(26)
Other life insurance, annuity, and disability income products	7	6	17	14	13	8
Net earned premiums	$43	$40	8	$80	$79	1

•
Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because most of its investment income is included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. Profit of $2 million for our life insurance segment in the first six months of 2011 was consistent with profit of $2 million for the first six months of 2010.

Although we report most of our life insurance company investment income in our investments segment results, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life insurance related invested assets, the life insurance company reported a net profit of $16 million and $3 million in the three and six months ended June 30, 2011, compared with a net profit of $10 million and $18 million for the same periods of 2010. The life insurance company portfolio had after-tax realized investment gains of $3 million and after-tax realized investment losses of $16 million in the three and six months ended June 30, 2011, compared with after-tax realized investment gains of less than $1 million and after-tax realized investment losses of $1 million for the same periods of 2010. The realized investment losses during the first six months were primarily due to impairment of certain securities during the first quarter as discussed in Investments Results of Operations on Page 41.

Life segment benefits and expenses consist principally of contract holders’ (policyholders’) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits rose in the first six months of 2011 due to increased levels of net death claims. Although net death claims increased, they remained within our range of pricing expectations. Operating expenses decreased slightly from the first six months of 2010 as a modest increase in underwriting expenses related to the enhancement of our policy administration system was offset by a slight decrease in commission expense related to decreased annuity deposits received during the six months ended June 30, 2011.

Investments Results of Operations

Overview

The investments segment contributes investment income and realized gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income

Pretax investment income increased 2 percent and 1 percent for the three and six months ended June 30, 2011, compared with the same periods of 2010. Investment income from interest on bonds declined primarily due to lower average yields. Higher dividend income, reflecting higher levels of common stock invested assets and rising dividend rates, offset lower interest income. Average yields in the table below are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value. In our 2010 Annual Report on Form 10-K, Item 1, Investments Segment, Page 19 and Item 7, Investments Outlook, Page 78, we discussed our portfolio strategies. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in Item 3, Quantitative and Qualitative Disclosures About Market Risk, Page 47.

We continue to position our portfolio with consideration to both the challenges presented by the current low interest rate environment and the risks presented by potential future inflation. As bonds in our generally laddered portfolio mature or are called over the near term, we will be challenged to replace their current yield. As discussed in our 2010 Annual Report on Form 10-K, Item 1, Investments Segment, Fixed-maturity and Short-term Investments, Page 20, approximately 17 percent of our fixed-maturity investments mature during 2011 through 2013 with an average pretax yield-to-amortized cost of 5.2 percent, including 2.1 percent during the last six months of 2011 yielding 5.4 percent. While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term.

Investment Results

(In millions)	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change %	2011	2010	Change %
Total investment income, net of expenses, pre-tax	$132	$130	2	$263	$260	1
Investment interest credited to contract holders	(20)	(20)	0	(40)	(39)	(3)
Realized investment gains and losses summary:
Realized investment gains and losses	67	16	319	105	19	453
Change in fair value of securities with embedded derivatives	-	(5)	nm	4	1	300
Other-than-temporary impairment charges	-	(34)	nm	(30)	(35)	14
Total realized investment gains and losses	67	(23)	nm	79	(15)	nm
Investment operations profit	$179	$87	106	$302	$206	47

(In millions)	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change %	2011	2010	Change %
Investment income:
Interest	$106	$107	(1)	$212	$214	(1)
Dividends	27	24	13	53	48	10
Other	1	1	0	2	2	0
Investment expenses	(2)	(2)	0	(4)	(4)	0
Total investment income, net of expenses, pre-tax	132	130	2	263	260	1
Income taxes	(33)	(32)	(3)	(65)	(64)	(2)
Total investment income, net of expenses, after-tax	$99	$98	1	$198	$196	1

Effective tax rate	24.6%	24.5%		24.5%	24.5%

Average invested assets plus cash and cash equivalents	$11,526	$10,893		$11,435	$10,833

Average yield pre-tax	4.6%	4.8%		4.6%	4.8%
Average yield after-tax	3.4%	3.6%		3.5%	3.6%

Net Realized Gains and Losses

We reported net realized investment gains of $67 million and $79 million in the three and six months ended June 30, 2011, as net gains from investment sales and bond calls were partially offset by other-than-temporary impairment (OTTI) charges. OTTI charges during the second quarter of 2011 were less than $1 million. We reported net realized investment losses of $23 million and $15 million in the three and six months ended June 30, 2010, as OTTI charges offset net gains from investment sales and bond calls.

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

The total net realized investment gains for the first six months of 2011 include:

•	$95 million in gains from the sale of various common stock holdings.

•	$8 million in net gains from fixed-maturity security sales and calls.

•	$4 million in gains from changes in fair value of securities with embedded derivatives.

•	$30 million in OTTI charges to write down holdings of equities and fixed maturities.

The $30 million in OTTI charges included approximately $30 million from AllianceBernstein Holding L.P. (NYSE:AB) common stock and less than $1 million from two fixed-maturity securities.

Of the 2,743 securities in the portfolio, none were trading below 70 percent of amortized cost at June 30, 2011. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential OTTI charges. We believe that if the improving liquidity in the markets were to reverse, or the economic recovery were to significantly stall, we could experience declines in portfolio values and possible additional OTTI charges.

The table below provides additional detail for OTTI charges.

(In millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Fixed maturities
Real estate	$-	$1	$-	$1
Other	-	-	-	1
Total fixed maturities	-	1	-	2

Common equities
Financial	-	-	30	-
Health	-	21	-	21
Information technology	-	12	-	12
Total common equities	-	33	30	33

Total	$-	$34	$30	$35

Other

We report as Other the non-investment operations of the parent company and a non-insurer subsidiary, CFC Investment Company.

Losses before income taxes for Other were largely driven by interest expense from debt of the parent company.

(In millions)	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change %	2011	2010	Change %
Interest and fees on loans and leases	$2	$1	100	$4	$3	33
Other revenues	-	-	nm	-	(1)	nm
Total revenues	2	1	100	4	2	100
Interest expense	14	14	0	27	27	0
Operating expenses	4	1	300	8	5	60
Total expenses	18	15	20	35	32	9
Other loss	$(16)	$(14)	(14)	$(31)	$(30)	(3)

Taxes

We had $48 million and $34 million of income tax benefit in the three and six months ended June 30, 2011. For the same periods of 2010 we had $6 million of income tax benefit and $11 million of income tax expense. The effective tax rate for the three and six months ended June 30, 2011, was 49.5 percent and 161.9 percent compared with negative 25.7 percent and positive 10.5 percent for the same periods last year.

The change in our effective tax rate was primarily due to changes in pretax income from underwriting results, changes in investment income and the amount of realized investment gains and losses.

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged  fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Tax-Exempt Fixed Maturities, Page 49 for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For our insurance subsidiaries, approximately 85 percent of income from tax-advantaged fixed-maturity investments is exempt from federal tax. Our non-insurance companies own an immaterial amount of tax-advantaged fixed-maturity investments. For our insurance subsidiaries, the dividend received deduction, after the dividend proration of the 1986 Tax Reform Act, exempts approximately 60 percent of dividends from qualified equities from federal tax. For our non-insurance companies, the dividend received deduction exempts 70 percent of dividends from qualified equities. Details about our effective tax rate are found in our 2010 Annual Report on Form 10-K, Item 8, Note 11, Income Taxes, Page 120, and in Item 1, Note 11 – Income Taxes, Page 18.

Liquidity and Capital Resources

At June 30, 2011, shareholders’ equity was $5.057 billion compared with $5.032 billion at December 31, 2010. Total debt was $839 million at June 30, 2011, and at December 31, 2010. At June 30, 2011, cash and cash equivalents totaled $313 million compared with $385 million at December 31, 2010.

Sources of Liquidity

Subsidiary Dividends

Our lead insurance subsidiary declared dividends of $60 million to the parent company during the first six months of 2011 compared with $110 million for the same period of 2010. For the full-year 2010, subsidiary dividends declared totaled $220 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. During 2011, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $378 million.

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

The table below shows a summary of cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Premiums collected	$753	$727	$1,526	$1,445
Loss and loss expenses paid	(644)	(453)	(1,130)	(867)
Commissions and other underwriting expenses paid	(228)	(221)	(523)	(511)
Insurance subsidiary cash flow from underwriting	(119)	53	(127)	67
Investment income received	87	86	179	175
Insurance operating cash flow	$(32)	$139	$52	$242

Collected premiums for property casualty insurance are up $78 million for the first six months of 2011, but the increase was more than offset by a $260 million increase in loss and loss expenses paid, largely due to higher catastrophe losses paid.

We discuss our future obligations for claims payments and for underwriting expenses in our 2010 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 81, and Other Commitments, also on Page 81.

Capital Resources

At June 30, 2011, our debt-to-total-capital ratio improved to 14.2 percent, with $790 million in long-term debt and $49 million in borrowing on our revolving short-term lines of credit. The source of the short-term borrowing was the $150 million line of credit described in our 2010 Annual Report on Form 10-K, Item 7, Short-Term Debt, Page 80. There was no change in the amount of the $49 million short-term debt during the first six months of 2011 or all of 2010. Early in the third quarter, the parent company borrowed $55 million from the $150 million line of credit to increase cash liquidity after the insurance subsidiary did not declare a dividend during the second quarter of 2011. Based on our present capital requirements, we do not anticipate a material increase in debt levels during the remainder of 2011. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders’ equity.

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

•
Commissions – Commissions paid were $327 million in the first six months of 2011. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.

•
Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Non-commission underwriting expenses paid were $196 million in the first six months of 2011.

•
In addition to contractual obligations for hardware and software, we anticipate capitalizing approximately $6 million in spending for key technology initiatives in 2011. Capitalized development costs related to key technology initiatives were $2 million in the first six months of 2011. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

We contributed $35 million to our qualified pension plan during the first quarter of 2011. We do not anticipate further contributions during the remainder of 2011.

Investing Activities

After fulfilling operating requirements, we invest cash flows from underwriting, investment and other corporate activities in fixed-maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. We discuss our investment strategy and certain portfolio attributes in Item 3, Quantitative and Qualitative Disclosures about Market Risk, Page 47.

Uses of Capital

Uses of cash to enhance shareholder return include dividends to shareholders. In February and May 2011, the board of directors declared a regular quarterly cash dividend of 40 cents per share for an indicated annual rate of $1.60 per share. During the first six months of 2011, we used $127 million to pay cash dividends to shareholders.

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

The rise in total gross reserves was primarily due to higher case and IBNR reserves for our commercial property, specialty packages and homeowner lines of business. Catastrophe and non-catastrophe weather losses accounted for most of the increase.

Commercial Lines Insurance Segment Gross Reserves

(In millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
	reserves	reserves	reserves	reserves	of total
At June 30, 2011
Commercial casualty	$916	$338	$531	$1,785	45.4%
Commercial property	229	65	42	336	8.5
Commercial auto	245	38	56	339	8.6
Workers' compensation	485	467	145	1,097	27.9
Specialty packages	147	19	15	181	4.6
Surety and executive risk	120	7	63	190	4.8
Machinery and equipment	2	3	1	6	0.2
Total	$2,144	$937	$853	$3,934	100.0%
At December 31, 2010
Commercial casualty	$966	$321	$533	$1,820	48.8%
Commercial property	130	13	32	175	4.7
Commercial auto	258	41	60	359	9.6
Workers' compensation	476	465	147	1,088	29.2
Specialty packages	80	2	10	92	2.5
Surety and executive risk	130	2	57	189	5.1
Machinery and equipment	1	3	1	5	0.1
Total	$2,041	$847	$840	$3,728	100.0%

Personal Lines Insurance Segment Gross Reserves

(In millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
	reserves	reserves	reserves	reserves	of total
At June 30, 2011
Personal auto	$124	$2	$30	$156	32.8%
Homeowner	115	74	24	213	44.7
Other personal	43	54	10	107	22.5
Total	$282	$130	$64	$476	100.0%
At December 31, 2010
Personal auto	$126	$(1)	$28	$153	43.4%
Homeowner	73	21	17	111	31.4
Other personal	37	43	9	89	25.2
Total	$236	$63	$54	$353	100.0%

Excess and Surplus Lines Insurance Segment Gross Reserves

(In millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross
	reserves	reserves	reserves	reserves
At June 30, 2011
Excess and surplus lines	$34	$17	$18	$69
At December 31, 2010
Excess and surplus lines	$29	$10	$17	$56

Life Insurance Reserves

Gross life policy reserves were $2.148 billion at June 30, 2011, compared with $2.034 billion at year-end 2010, reflecting continued growth in fixed annuities and life insurance policies in force. We discuss our life insurance reserving practices in our 2010 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 89.

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

Level 1 and Level 2 Valuation Techniques

Over 99 percent of the $11.688 billion of securities in our investment portfolio measured at fair value are classified as Level 1 or Level 2. Financial assets that fall within Level 1 and Level 2 are priced according to observable data from identical or similar securities that have traded in the marketplace. Also within Level 2 are securities that are valued by outside services or brokers where we have evaluated the pricing methodology and determined that the inputs are observable.

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

Management ultimately determined the pricing for each Level 3 security that we considered to be the best exit price valuation. As of June 30, 2011, total Level 3 assets were less than 1 percent of our investment portfolio measured at fair value. Broker quotes are obtained for thinly traded securities that subsequently fall within the Level 3 hierarchy. We have generally obtained two non-binding quotes from brokers and, after evaluating, our investment professionals typically selected the more conservative price for fair value.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our greatest exposure to market risk is through our investment portfolio. Market risk is the potential for a decrease in securities’ fair value resulting from broad yet uncontrollable forces such as: inflation, economic growth or recession, interest rates, world political conditions or other widespread unpredictable events. It is comprised of many individual risks that, when combined, create a macroeconomic impact.

Our view of potential risks and our sensitivity to such risks is discussed in our 2010 Annual Report on Form 10-K, Item 7a, Quantitative and Qualitative Disclosures about Market Risk, Page 93.

The fair value of our investment portfolio was $11.688 billion at June 30, 2011, compared with $11.424 billion at year-end 2010.

(In millions)	At June 30, 2011				At December 31, 2010
	Cost or amortized cost	% to total	Fair value	% to total	Cost or amortized cost	% to total	Fair value	% to total
Taxable fixed maturities	$5,335	52.1%	$5,790	49.5%	$5,139	50.5%	$5,533	48.4%
Tax-exempt fixed maturities	2,783	27.2	2,927	25.1	2,749	27.0	2,850	25.0
Common equities	2,040	20.0	2,864	24.5	2,211	21.7	2,940	25.7
Preferred equities	75	0.7	107	0.9	75	0.8	101	0.9
Total	$10,233	100.0%	$11,688	100.0%	$10,174	100.0%	$11,424	100.0%

Our consolidated investment portfolio contains $26 million of assets for which values are based on prices or valuation techniques that require management judgment (Level 3 assets). We generally obtain at least two outside valuations for these assets and generally use the more conservative calculation. These investments include private placements, small issues and various thinly traded securities.

At June 30, 2011, total Level 3 assets were less than 1 percent of investment portfolio assets measured at fair value. See Item 1, Note 3, Fair Value Measurements, Page 11, for additional discussion of our valuation techniques.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $39 million of life policy loans and liens plus $30 million of venture capital fund investments as of June 30, 2011.

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

In the first six months of 2011, purchases of fixed-maturity securities led to an increase in fair value of our bond portfolio as a general tightening of credit spreads largely offset a rise in interest rates. At June 30, 2011, our bond portfolio was at 107.4 percent of its amortized cost, compared with 106.3 percent at December 31, 2010.

Credit ratings as of June 30, 2011, compared with December 31, 2010, for the fixed-maturity and short-term portfolios were:

(In millions)	At June 30, 2011		At December 31, 2010
	Fair value	Percent to total	Fair value	Percent to total
Moody's Ratings and Standard & Poor's Ratings combined
Aaa, Aa, A, AAA, AA, A	$5,469	62.8%	$5,216	62.2%
Baa, BBB	2,785	31.9	2,656	31.7
Ba, BB	195	2.2	241	2.9
B, B	36	0.4	42	0.5
Caa, CCC	15	0.2	19	0.2
Ca, CC	1	0.0	-	0.0
Daa, Da, D	-	0.0	1	0.0
Non-rated	216	2.5	208	2.5
Total	$8,717	100.0%	$8,383	100.0%

Attributes of the fixed-maturity portfolio include:

	At June 30,		At December 31,
	2011		2010
Weighted average yield-to-book value	5.3%		5.5%
Weighted average maturity	6.9	yrs	6.8	yrs
Effective duration	4.8	yrs	5.0	yrs

We discuss maturities of our fixed-maturity portfolio in our 2010 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 111, and Item 2, Investments Results of Operations, Page 41.

Taxable Fixed Maturities

Our taxable fixed-maturity portfolio, with a fair value of $5.790 billion at June 30, 2011, included:

(In millions)	At June 30,	At December 31,
	2011	2010
States, municipalities and political subdivisions	$304	$293
Convertibles and bonds with warrants attached	73	69
United States government	5	5
Government sponsored enterprises	162	200
Foreign government	3	3
Investment-grade corporate securities	5,037	4,695
Below investment-grade corporate securities	206	268
Total	$5,790	$5,533

Our strategy typically is to buy and hold fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of U.S. agency issues that include United States government and government sponsored enterprises, no individual issuer's securities accounted for more than 0.9 percent of the taxable fixed-maturity portfolio at June 30, 2011. Investment grade corporate bonds had an average rating of Baa1 by Moody’s or BBB+ by Standard & Poor’s and represented 87.0 percent of the taxable fixed-maturity portfolio’s fair value at June 30, 2011, compared with 84.8 percent at year-end 2010.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at June 30, 2011, is the financial-related sectors – including banking, financial services and insurance – representing 29.9 percent, compared with 28.9 percent at year-end 2010. We believe our weighting in financial-related sectors is below the average for the corporate bond market as a whole.

Most of the $304 million of securities issued by states, municipalities and political subdivisions included in our taxable fixed maturity portfolio at June 30, 2011, were Build America Bonds.

Tax-Exempt Fixed Maturities

At June 30, 2011, we had $2.927 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and Standard & Poor’s. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal and others. The portfolio is well diversified among approximately 1,000 municipal bond issuers. No single municipal issuer accounted for more than 0.7 percent of the tax-exempt fixed maturity portfolio at June 30, 2011. Municipal bond holdings in our larger states were:

(In millions)		Local issued
At June 30, 2011	State issued general obligation bonds	general obligation bonds	Special revenue bonds	Total	Percent of total
Texas	$-	$426	$102	$528	18.0%
Indiana	-	21	328	349	11.9
Michigan	-	253	12	265	9.1
Illinois	-	222	22	244	8.3
Ohio	-	134	108	242	8.3
Washington	2	175	40	217	7.4
Wisconsin	2	117	24	143	4.9
Florida	-	20	68	88	3.0
Pennsylvania	-	74	8	82	2.8
Arizona	-	47	27	74	2.5
Colorado	-	38	15	53	1.8
New Jersey	-	29	17	46	1.6
Kansas	-	27	19	46	1.6
New York	-	18	23	41	1.4
Missouri	-	16	21	37	1.3
All other states	1	253	218	472	16.1
Total	$5	$1,870	$1,052	$2,927	100.0%

At December 31, 2010
Texas	$-	$425	$107	$532	18.7%
Indiana	-	21	328	349	12.2
Michigan	-	245	12	257	9.0
Illinois	-	219	23	242	8.5
Ohio	-	131	107	238	8.4
Washington	-	166	32	198	6.9
Wisconsin	-	116	19	135	4.7
Florida	-	19	67	86	3.0
Pennsylvania	-	67	9	76	2.7
Arizona	-	46	30	76	2.7
Colorado	-	37	15	52	1.8
New Jersey	-	28	17	45	1.6
Kansas	-	24	20	44	1.5
New York	3	15	21	39	1.4
Utah	-	20	17	37	1.3
All other states	-	233	211	444	15.6
Total	$3	$1,812	$1,035	$2,850	100.0%

Interest Rate Sensitivity Analysis

Because of our strong surplus, long-term investment horizon and ability to hold most fixed-maturity investments until maturity, we believe the company is adequately positioned if interest rates were to rise. Although the fair values of our existing holdings may suffer, a higher rate environment would provide the opportunity to invest cash flow in higher yielding securities, while reducing the likelihood of untimely redemptions of currently callable securities. While higher interest rates would be expected to continue to increase the number of fixed-maturity holdings trading below 100 percent of amortized cost, we believe lower fixed-maturity security values due solely to interest rate changes would not signal a decline in credit quality. We continue to manage the portfolio with an eye toward both meeting current income needs and managing interest rate risk.

Our dynamic financial planning model uses analytical tools to assess market risks. As part of this model, the effective duration of the fixed-maturity portfolio is continually monitored by our investment department to evaluate the theoretical impact of interest rate movements.

The table below summarizes the effect of hypothetical changes in interest rates on the fixed-maturity portfolio:

(In millions)	Interest Rate Shift in Basis Points (bps)
	-200 bps	-100 bps	0 bps	100 bps	200 bps
At June 30, 2011	$9,592	$9,148	$8,717	$8,293	$7,891

At December 31, 2010	$9,260	$8,814	$8,383	$7,964	$7,568

The effective duration of the fixed-maturity portfolio as of June 30, 2011, was 4.8 years compared with 5.0 years at year-end 2010. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.9 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

Equity Investments

Our equity investments, with a fair value totaling $2.971 billion at June 30, 2011, include $2.864 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of the common equities we hold can provide a floor to their valuation. A $100 million unrealized change in the value of the common stocks owned at period end would cause a change of $65 million, or approximately 40 cents per share, in our shareholders’ equity.

At June 30, 2011, our largest holding had a fair value of 4.9 percent of our publicly-traded common stock portfolio. Pepsico Inc. (NYSE:PEP) was our largest single common stock investment, comprising 1.2 percent of the investment portfolio as of the end of the second quarter of 2011.

Common Stock Portfolio Industry Sector Distribution

	Percent of Publicly Traded Common Stock Portfolio
	At June 30, 2011		At December 31, 2010
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	15.5%	17.8%	13.0%	18.7%
Energy	13.6	12.7	12.9	12.0
Healthcare	13.0	11.7	14.1	10.9
Industrials	12.8	11.3	11.7	11.0
Consumer staples	12.1	10.6	15.4	10.6
Financial	10.6	15.1	11.7	16.1
Consumer discretionary	8.8	10.6	8.3	10.6
Materials	5.6	3.7	5.2	3.7
Utilities	4.2	3.4	4.2	3.3
Telecomm services	3.8	3.1	3.5	3.1
Total	100.0%	100.0%	100.0%	100.0%

Unrealized Investment Gains and Losses

At June 30, 2011, unrealized investment gains before taxes for the consolidated investment portfolio totaled $1.485 billion and unrealized investment losses amounted to $30 million.

The unrealized investment gains at June 30, 2011, were due to a pretax net gain position in our fixed-maturity portfolio of $599 million and a net gain position in our equity portfolio of $856 million. The net gain position in our fixed-maturity portfolio has grown since year-end 2007 due largely to a declining interest rate environment in recent years. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed on Pages 47 to 50. The three primary contributors to our equity portfolio net gain position were Procter & Gamble, ExxonMobil and Chevron common stocks, which had a combined net gain position of $283 million.

Unrealized Investment Losses

We expect the number of securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through impairment charges recognized in prior periods. At June 30, 2011, 175 of the 2,743 securities we owned were trading below amortized cost compared with 316 of the 2,671 securities we owned at year-end 2010. The 175 holdings trading below amortized cost at June 30, 2011, represented 6.1 percent of fair value of our investment portfolio and $30 million in unrealized losses.

•
171 of these holdings were trading between 90 percent and 100 percent of amortized cost at June 30, 2011. Nine of these are equity securities that may be subject to OTTI charges taken through earnings should they not recover by the recovery dates we determined. The remaining 162 securities primarily consist of fixed-maturity securities whose current valuation is largely the result of interest rate factors. The fair value of these 171 securities was $612 million, and they accounted for $13 million in unrealized losses.

•
Four of these holdings were trading between 70 percent and 90 percent of amortized cost at June 30, 2011. Two of these are equity securities that may be subject to OTTI should they not recover by the recovery dates we determined. Two are fixed-maturity securities that we believe will continue to pay interest and ultimately principal upon maturity. The issuers of these securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these four securities was $101 million, and they accounted for $17 million in unrealized losses.

•	No securities were trading below 70 percent of amortized cost at June 30, 2011.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

(In millions)	Less than 12 months		12 months or more		Total
At June 30, 2011	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities:
States, municipalities and political subdivisions	$123	$2	$9	$1	$132	$3
Government-sponsored enterprises	77	1	-	-	77	1
Corporate securities	256	2	28	2	284	4
Subtotal	456	5	37	3	493	8
Equity securities:
Common equities	197	21	-	-	197	21
Preferred equities	5	-	18	1	23	1
Subtotal	202	21	18	1	220	22
Total	$658	$26	$55	$4	$713	$30

At December 31, 2010
Fixed maturities:
States, municipalities and political subdivisions	$325	$9	$9	$1	$334	$10
Government-sponsored enterprises	133	1	-	-	133	1
Corporate securities	354	6	39	3	393	9
Subtotal	812	16	48	4	860	20
Equity securities:
Common equities	337	28	-	-	337	28
Preferred equities	5	-	23	1	28	1
Subtotal	342	28	23	1	365	29
Total	$1,154	$44	$71	$5	$1,225	$49

At June 30, 2011, 14 fixed-maturity securities with a total unrealized loss of $3 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity securities were trading under 70 percent of amortized cost; one fixed-maturity security with a fair value of $6 million was trading from 70 percent to less than 90 percent of amortized cost and accounted for $2 million in unrealized losses; and 13 fixed-maturity securities with a fair value of $31 million were trading from 90 percent to less than 100 percent of amortized cost and accounted for $1 million in unrealized losses.

At June 30, 2011, two equity securities with a total unrealized loss of $1 million had been in an unrealized loss position for 12 months or more. Of that total, none were trading under 70 percent of cost; no equity securities were trading from 70 percent to less than 90 percent of cost; and two equity securities with a fair value of $18 million were trading from 90 percent to less than 100 percent of cost and accounted for $1 million in unrealized losses.

As of June 30, 2011, applying our invested asset impairment policy, we determined that the $30 million in unrealized losses described above were not other-than-temporarily impaired.

During the second quarter of 2011, one security was written down through impairment charges for a total of three during the six months ended June 30, 2011. OTTI resulted in pretax, non-cash charges of less than

$1 million and $30 million for the three-month and six-months ended June 30, 2011. During the same periods of 2010, we impaired securities resulting in $34 million and $35 million in OTTI charges.

During full-year 2010, we impaired 15 securities and recorded $36 million in OTTI charges. At December 31, 2010, 17 fixed-maturity investments with a total unrealized loss of $4 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments were trading below 70 percent of amortized cost. Three equity investments with a total unrealized loss of $1 million had been in an unrealized loss position for 12 months or more as of December 31, 2010. Of that total, no equity investments were trading below 70 percent of amortized cost.

The following table summarizes the investment portfolio by severity of decline:

(In millions)	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain/loss	Gross investment income
At June 30, 2011
Taxable fixed maturities:
Fair value below 70% of amortized cost	-	$-	$-	$-	$-
Fair value at 70% to less than 100% of amortized cost	113	403	397	(6)	6
Fair value at 100% and above amortized cost	1,258	4,932	5,393	461	144
Securities sold in current year	-	-	-	-	4
Total	1,371	5,335	5,790	455	154

Tax-exempt fixed maturities:
Fair value below 70% of amortized cost	-	-	-	-	-
Fair value at 70% to less than 100% of amortized cost	51	98	96	(2)	1
Fair value at 100% and above amortized cost	1,226	2,685	2,831	146	57
Securities sold in current year	-	-	-	-	1
Total	1,277	2,783	2,927	144	59

Common equities:
Fair value below 70% of cost	-	-	-	-	-
Fair value at 70% to less than 100% of cost	8	218	197	(21)	2
Fair value at 100% and above cost	62	1,822	2,667	845	45
Securities sold in current year	-	-	-	-	1
Total	70	2,040	2,864	824	48

Preferred equities:
Fair value below 70% of cost	-	-	-	-	-
Fair value at 70% to less than 100% of cost	3	24	23	(1)	1
Fair value at 100% and above cost	22	51	84	33	3
Securities sold in current year	-	-	-	-	-
Total	25	75	107	32	4

Portfolio summary:
Fair value below 70% of cost or amortized cost	-	-	-	-	-
Fair value at 70% to less than 100% of cost or amortized cost	175	743	713	(30)	10
Fair value at 100% and above cost or amortized cost	2,568	9,490	10,975	1,485	249
Securities sold in current year	-	-	-	-	6
Total	2,743	$10,233	$11,688	$1,455	$265

At December 31, 2010
Portfolio summary:
Fair value below 70% of cost or amortized cost	-	$-	$-	$-	$-
Fair value at 70% to less than 100% of cost or amortized cost	316	1,274	1,225	(49)	38
Fair value at 100% and above cost or amortized cost	2,355	8,900	10,199	1,299	457
Securities sold in current year	-	-	-	-	27
Total	2,671	$10,174	$11,424	$1,250	$522

See our 2010 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 44.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2011. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

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

Changes in Internal Control over Financial Reporting – During the three months ended June 30, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell any of our shares that were not registered under the Securities Act during the first six months of 2011.

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2011	0	0.00	0	8,666,349
May 1-31, 2011	0	0.00	0	8,666,349
June 1-30, 2011	0	0.00	0	8,666,349
Totals	0	0.00	0

Item 3.	Defaults upon Senior Securities

We have not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.

Item 4.	(Removed and Reserved)
Item 5.	Other Information

None.

Item 6.	Exhibits
Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 2010 Annual Report on Form 10-K dated February 25, 2011, Exhibit 3.1)
3.2
Regulations of Cincinnati Financial Corporation, as amended through May 1, 2010 (incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 3.2)

11	Statement re: Computation of per share earnings for the six months ended June 30, 2011, contained in Exhibit 11 of this report
31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer
31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: July 27, 2011

/S/ Eric N. Mathews
Eric N. Mathews, CPCU, AIAF
Vice President, Assistant Secretary and Assistant Treasurer
(Principal Accounting Officer)