Form 10-Q
period 2011-09-30
CINCINNATI FINANCIAL CORP
filed 2011-10-27
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐ Yes ☑ No

As of October 24, 2011, there were 162,078,694 shares of common stock outstanding.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 1

CINCINNATI FINANCIAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS

Part I – Financial Information	3

Item 1. Financial Statements (unaudited)	3

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Income	4

Condensed Consolidated Statements of Shareholders’ Equity	5

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Safe Harbor Statement	20

Introduction	22

Results of Operations	28

Liquidity and Capital Resources	46

Other Matters	49

Item 3. Quantitative and Qualitative Disclosures about Market Risk	50

Fixed-Maturity Investments	50

Equity Investments	53

Unrealized Investment Gains and Losses	53

Item 4. Controls and Procedures	56

Part II – Other Information	56

Item 1. Legal Proceedings	56

Item 1A. Risk Factors	56

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3. Defaults upon Senior Securities	56

Item 4. (Removed and Reserved)	56

Item 5. Other Information	57

Item 6. Exhibits	57

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 2

Part I – Financial Information

Item 1.	Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions except per share data)	September 30,	December 31,
	2011	2010
ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2011—$8,179; 2010—$7,888)	$8,854	$8,383
Equity securities, at fair value (cost: 2011—$2,132; 2010—$2,286)	2,609	3,041
Other invested assets	66	84
Total investments	11,529	11,508
Cash and cash equivalents	308	385
Investment income receivable	117	119
Finance receivable	75	73
Premiums receivable	1,107	1,015
Reinsurance receivable	714	572
Prepaid reinsurance premiums	15	18
Deferred policy acquisition costs	512	488
Land, building and equipment, net, for company use (accumulated depreciation: 2011—$368; 2010—$352)	228	229
Other assets	142	67
Separate accounts	665	621
Total assets	$15,412	$15,095

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$4,521	$4,200
Life policy reserves	2,179	2,034
Unearned premiums	1,657	1,553
Other liabilities	519	556
Deferred income tax	191	260
Note payable	104	49
Long-term debt	790	790
Separate accounts	665	621
Total liabilities	10,626	10,063

Commitments and contingent liabilities (Note 10)	—	—

SHAREHOLDERS' EQUITY
Common stock, par value—$2 per share; (authorized: 2011 and 2010—500 million shares; issued: 2011 and 2010—196 million shares)	393	393
Paid-in capital	1,098	1,091
Retained earnings	3,816	3,980
Accumulated other comprehensive income	703	769
Treasury stock at cost (2011—34 million shares and 2010—34 million shares)	(1,224)	(1,201)
Total shareholders' equity	4,786	5,032
Total liabilities and shareholders' equity	$15,412	$15,095

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 3

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(In millions except per share data)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
REVENUES
Earned premiums	$812	$784	$2,367	$2,299
Investment income, net of expenses	130	128	393	388
Fee revenues	1	1	3	3
Other revenues	3	3	8	6
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(3)	(1)	(3)	(3)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	-	-	-	-
Other realized investment gains, net	1	156	80	143
Total realized investment gains (losses), net	(2)	155	77	140
Total revenues	944	1,071	2,848	2,836

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	656	575	2,032	1,686
Underwriting, acquisition and insurance expenses	260	258	772	772
Other operating expenses	4	4	14	11
Interest expense	13	13	40	40
Total benefits and expenses	933	850	2,858	2,509

INCOME (LOSS) BEFORE INCOME TAXES	11	221	(10)	327

PROVISION (BENEFIT) FOR INCOME TAXES
Current	17	59	(9)	84
Deferred	(25)	6	(33)	(8)
Total provision (benefit) for income taxes	(8)	65	(42)	76

NET INCOME	$19	$156	$32	$251

PER COMMON SHARE
Net income—basic	$0.12	$0.95	$0.20	$1.54
Net income—diluted	0.12	0.95	0.20	1.53

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 4

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In millions)					Accumulated		Total
	Common Stock				Other		Share-
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	holders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance December 31, 2009	162	$393	$1,081	$3,862	$624	$(1,200)	$4,760

Net income	-	-	-	251	-	-	251
Other comprehensive income, net	-	-	-	-	190	-	190
Total comprehensive income							441
Dividends declared	-	-	-	(194)	-	-	(194)
Stock options exercised	1	-	(2)	-	-	3	1
Stock-based compensation	-	-	9	-	-	-	9
Purchases	-	-	-	-	-	(10)	(10)
Other	-	-	(1)	-	-	4	3
Balance September 30, 2010	163	$393	$1,087	$3,919	$814	$(1,203)	$5,010

Balance December 31, 2010	163	$393	$1,091	$3,980	$769	$(1,201)	$5,032

Net income	-	-	-	32	-	-	32
Other comprehensive loss, net	-	-	-	-	(66)	-	(66)
Total comprehensive loss							(34)
Dividends declared	-	-	-	(196)	-	-	(196)
Stock options exercised	-	-	(5)	-	-	3	(2)
Stock-based compensation	-	-	10	-	-	-	10
Purchases	(1)	-	-	-	-	(30)	(30)
Other	-	-	2	-	-	4	6
Balance September 30, 2011	162	$393	$1,098	$3,816	$703	$(1,224)	$4,786

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 5

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In millions)	Nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32	$251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	38	30
Realized gains on investments	(77)	(140)
Stock-based compensation	10	9
Interest credited to contract holders	38	33
Deferred income tax benefit	(33)	(8)
Changes in:
Investment income receivable	2	4
Premiums and reinsurance receivable	(231)	81
Deferred policy acquisition costs	(33)	(19)
Other assets	(1)	(2)
Loss and loss expense reserves	321	83
Life policy reserves	89	86
Unearned premiums	104	64
Other liabilities	(49)	(27)
Current income tax receivable/payable	(62)	(28)
Net cash provided by operating activities	148	417
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	47	136
Call or maturity of fixed maturities	592	757
Sale of equity securities	410	128
Collection of finance receivables	23	21
Purchase of fixed maturities	(934)	(1,145)
Purchase of equity securities	(179)	(276)
Change in short-term investments, net	-	7
Investment in buildings and equipment, net	(12)	(14)
Investment in finance receivables	(23)	(17)
Change in other invested assets, net	5	1
Net cash used in investing activities	(71)	(402)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(191)	(189)
Purchase of treasury shares	(30)	(10)
Increase in notes payable	55	-
Contract holders' funds deposited	81	130
Contract holders' funds withdrawn	(64)	(53)
Excess tax benefits on share-based compensation	3	1
Other	(8)	(6)
Net cash used in financing activities	(154)	(127)
Net change in cash and cash equivalents	(77)	(112)
Cash and cash equivalents at beginning of year	385	557
Cash and cash equivalents at end of period	$308	$445

Supplemental disclosures of cash flow information:
Interest paid	$27	$27
Income taxes paid	53	113
Non-cash activities:
Conversion of securities	$-	$5
Equipment acquired under capital lease obligations	24	-

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 6

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 — Accounting Policies

The condensed consolidated financial statements include the accounts of Cincinnati Financial Corporation and its consolidated subsidiaries, each of which is wholly owned. These statements are presented in conformity with accounting principles generally accepted in the United States of America (GAAP). All intercompany balances and transactions have been eliminated in consolidation.

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

Our September 30, 2011, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2010 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

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

Pending Accounting Updates

ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU 2010-26 modifies the definitions of the type of costs incurred by insurance entities that can be capitalized in the successful acquisition of new and renewal contracts. ASU 2010-26 requires capitalization of incremental direct costs of successful contract acquisition as well as certain costs related to underwriting, policy issuance and processing, medical and inspection and sales force contract selling for successful contract acquisition. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. The effective date of ASU 2010-26 is for interim and annual reporting periods beginning after December 15, 2011. We plan to adopt ASU 2010-26 retrospectively. We estimate that at September 30, 2011, approximately $100 million of the total $512 million deferred acquisition costs asset is subject to further analysis to determine what can continue to be capitalized. We estimate $35-65 million of the $100 million may relate to successful acquisition of new and renewal contracts and will be deferrable and capitalized. The ASU has not yet been adopted, and we will report at December 31, 2011, the impact it will have on our company’s financial position, cash flows or results of operations.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 7

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

ASU 2011-05, Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2011, and should be applied prospectively. The ASU has not yet been adopted and will not have a material impact on our company’s financial position, cash flows or results of operations, as it relates to modified presentation of existing financial statements.

NOTE 2 – Investments

Fixed maturities (bonds and redeemable preferred stocks) and equity securities (common and non-redeemable preferred stocks) have been classified as available for sale and are stated at fair values at September 30, 2011, and December 31, 2010. Realized gains and losses on investments are recognized in earnings on a specific identification basis.

The change in unrealized gains and losses, net of taxes, described in the following table, is included in other comprehensive income and shareholders’ equity.

(In millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Change in unrealized gains and losses summary:
Fixed maturities	$76	$198	$180	$407
Equity securities	(379)	85	(278)	(105)
Adjustment to deferred acquisition costs and life policy reserves	(7)	(11)	(11)	(18)
Pension obligations	1	-	3	1
Other	1	2	4	7
Income taxes on above	108	(96)	36	(102)
Total	$(200)	$178	$(66)	$190

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 8

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

(In millions)	Cost or
	amortized	Gross unrealized		Fair	OTTI in
At September 30, 2011	cost	gains	losses	Value	AOCI

Fixed maturities:
States, municipalities and political subdivisions	$3,020	$220	$1	$3,239	$-
Convertibles and bonds with warrants attached	69	-	-	69	-
United States government	6	1	-	7	-
Government-sponsored enterprises	217	-	-	217	-
Foreign government	3	-	-	3	-
Corporate securities	4,864	472	17	5,319	-
Subtotal	8,179	693	18	8,854	$-
Equity securities:
Common equities	2,057	548	96	2,509
Preferred equities	75	26	1	100
Subtotal	2,132	574	97	2,609	NA
Total	$10,311	$1,267	$115	$11,463

At December 31, 2010
Fixed maturities:
States, municipalities and political subdivisions	$3,043	$110	$10	$3,143	$-
Convertibles and bonds with warrants attached	69	-	-	69	-
United States government	4	1	-	5	-
Government-sponsored enterprises	201	-	1	200	-
Foreign government	3	-	-	3	-
Corporate securities	4,568	404	9	4,963	-
Subtotal	7,888	515	20	8,383	$-
Equity securities:
Common equities	2,211	757	28	2,940
Preferred equities	75	27	1	101
Subtotal	2,286	784	29	3,041	NA
Total	$10,174	$1,299	$49	$11,424

The unrealized investment gains at September 30, 2011, were largely due to a net gain position in our fixed maturity portfolio of $675 million and a net gain position in our common stock portfolio of $452 million. The net unrealized investment gains in our fixed maturity portfolio are primarily composed of $455 million in unrealized gains from the corporate bond portfolio and $219 million in net unrealized gains from the municipal bond portfolio. The primary contributors to the net gain position in the common stock portfolio were Exxon Mobil Corporation (NYSE:XOM), The Procter & Gamble Company (NYSE:PG) and Chevron Corporation (NYSE:CVX) common stock, which had a combined net gain position of $251 million.

Of the 182 holdings with fair value below cost or amortized cost at September 30, 2011, the three largest contributors to the $115 million unrealized losses were equity securities. The fair value of these three securities was $125 million, and they accounted for $55 million in unrealized losses. Two securities have traded below cost for less than six months. One security has traded below cost for less than nine months.

Management reviews quantitative measurements such as a declining trend in fair value, the extent of the fair value decline and the length of time the value of the security has been depressed, as well as qualitative measures such as pending events, credit ratings and issuer liquidity when analyzing for other-than-temporary declines in value. Non-cash charges to income, as realized investment losses, are recorded when it is determined the value will not be recovered within a designated recovery period.

At September 30, 2011, we had $69 million fair value of hybrid securities included in fixed maturities that follow ASC 815-15-25, Accounting for Certain Hybrid Financial Instruments. The hybrid securities are carried at fair value, and the changes in fair value are included in realized investment gains and losses.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 9

The table below provides fair values and unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss position:

(In millions)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At September 30, 2011	value	losses	value	losses	value	losses
Fixed maturities:
States, municipalities and political subdivisions	$17	$1	$6	$-	$23	$1
United States government	1	-	-	-	1	-
Government-sponsored enterprises	70	-	-	-	70	-
Corporate securities	448	14	28	3	476	17
Subtotal	536	15	34	3	570	18
Equity securities:
Common equities	571	96	-	-	571	96
Preferred equities	8	-	18	1	26	1
Subtotal	579	96	18	1	597	97
Total	$1,115	$111	$52	$4	$1,167	$115

At December 31, 2010
Fixed maturities:
States, municipalities and political subdivisions	$325	$9	$9	$1	$334	$10
Government-sponsored enterprises	133	1	-	-	133	1
Corporate securities	354	6	39	3	393	9
Subtotal	812	16	48	4	860	20
Equity securities:
Common equities	337	28	-	-	337	28
Preferred equities	5	-	23	1	28	1
Subtotal	342	28	23	1	365	29
Total	$1,154	$44	$71	$5	$1,225	$49

For the three months ended September 30, 2011, the net realized loss of $2 million includes $19 million in gross realized gains and $17 million in gross realized losses from sales of securities. For the three months ended September 30, 2010, the net realized gain of $155 million includes $148 million in gross realized gains and less than $1 million in gross realized losses from sales of securities. For the nine months ended September 30, 2011, the net realized gain of $77 million includes $136 million in gross realized gains and $35 million in gross realized losses from sales of securities. For the nine months ended September 30, 2010, the net realized gain of $140 million includes $177 million in gross realized gains and $12 million in gross realized losses from sales of securities.

Other-than-temporary Impairment Charges

During the three and nine months ended September 30, 2011, there were no credit losses on fixed-maturity securities for which a portion of OTTI has been recognized in other comprehensive income. The following table provides the amount of OTTI charges for the three and nine months ended September 30, 2011:

(In millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Fixed maturities	$3	$1	$3	$3
Equity securities	-	-	30	33
Total	$3	$1	$33	$36

During the quarter ended September 30, 2011, we impaired four fixed-maturity securities for $3 million. At September 30, 2011, 13 fixed-maturity investments with a total unrealized loss of $3 million had been in an unrealized loss position for 12 months or more, but none were trading below 70 percent of amortized cost. At September 30, 2011, two equity securities with a total unrealized loss of $1 million had been in an unrealized loss position for 12 months or more, but none were trading below 70 percent of amortized cost.

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

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 10

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

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 11

The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at September 30, 2011, and December 31, 2010. We do not have any material liabilities carried at fair value. There were no significant transfers between Level 1 and Level 2.

Fair Value Disclosures for Assets

(In millions)	Asset fair value measurements at September 30, 2011 using:
	Quoted prices in		Significant
	active markets for	Significant other	unobservable
	identical assets	observable inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$-	$3,236	$3	$3,239
Convertibles and bonds with warrants attached	-	69	-	69
United States government	7	-	-	7
Government-sponsored enterprises	-	217	-	217
Foreign government	-	3	-	3
Corporate securities	-	5,297	22	5,319
Subtotal	7	8,822	25	8,854
Common equities, available for sale	2,509	-	-	2,509
Preferred equities, available for sale	-	94	6	100
Taxable fixed maturities separate accounts	-	631	-	631
Top Hat Savings Plan	7	-	-	7
Total	$2,523	$9,547	$31	$12,101

(In millions)	Asset fair value measurements at December 31, 2010 using:
	Quoted prices in		Significant
	active markets for	Significant other	unobservable
	identical assets	observable inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$-	$3,139	$4	$3,143
Convertibles and bonds with warrants attached	-	69	-	69
United States government	5	-	-	5
Government-sponsored enterprises	-	200	-	200
Foreign government	-	3	-	3
Corporate securities	-	4,943	20	4,963
Subtotal	5	8,354	24	8,383
Common equities, available for sale	2,940	-	-	2,940
Preferred equities, available for sale	-	96	5	101
Taxable fixed maturities separate accounts	-	606	2	608
Top Hat Savings Plan	9	-	-	9
Total	$2,954	$9,056	$31	$12,041

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the tables below by security type with a summary of changes in fair value as of September 30, 2011. Total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value. At September 30, 2011, total fair value of assets priced with broker quotes and other non-observable market inputs for the fair value measurements and disclosures was $31 million.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 12

The following table provides the change in Level 3 assets for the three months ended September 30, 2011. Level 3 corporate fixed-maturity securities increased by $7 million as one security was purchased for $8 million, two securities totaling $8 million were transferred into Level 2 and one security totaling $7 million was transferred into Level 3. There were no other significant changes to Level 3 assets during this period.

(In millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
			States,
			municipalities and
	Corporate	Taxable fixed	political
	fixed	maturities-	subdivisions fixed	Preferred
	maturities	separate accounts	maturities	equities	Total
Beginning balance, June 30, 2011	$15	$-	$4	$7	$26
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-	-
Included in other comprehensive income	-	-	-	(1)	(1)
Purchases	8	-	-	-	8
Sales	-	-	(1)	-	(1)
Transfers into Level 3	7	-	-	-	7
Transfers out of Level 3	(8)	-	-	-	(8)
Ending balance, September 30, 2011	$22	$-	$3	$6	$31

(In millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
			States,
			municipalities and
	Corporate	Taxable fixed	political
	fixed	maturities-	subdivisions fixed	Preferred
	maturities	separate accounts	maturities	equities	Total
Beginning balance, June 30, 2010	$23	$-	$4	$5	$32
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-	-
Included in other comprehensive income	1	-	-	-	1
Purchases, sales, issuances, and settlements	(4)	2	-	-	(2)
Transfers in and/or out of Level 3	1	-	-	-	1
Ending balance, September 30, 2010	$21	$2	$4	$5	$32

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 13

The following table provides the change in Level 3 assets for the nine months ended September 30, 2011. Level 3 corporate fixed-maturity securities increased $2 million for the nine months ended September 30, 2011. The change in corporate fixed-maturity securities resulted from the transfer of five securities totaling $20 million into Level 2, two securities totaling $7 million transferred into Level 3 and the purchase of two securities totaling $15 million. There were no other significant changes to Level 3 assets during this period.

(In millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
			States,
			municipalities and
	Corporate	Taxable fixed	political
	fixed	maturities-	subdivisions fixed	Preferred
	maturities	separate accounts	maturities	equities	Total
Beginning balance, December 31, 2010	$20	$2	$4	$5	$31
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-	-
Included in other comprehensive income	-	-	-	-	-
Purchases	15	-	-	-	15
Sales	-	-	(1)	-	(1)
Transfers into Level 3	7	-	-	1	8
Transfers out of Level 3	(20)	(2)	-	-	(22)
Ending balance, September 30, 2011	$22	$-	$3	$6	$31

(In millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Taxable	Taxable fixed
	fixed	maturities-	Tax-exempt fixed	Preferred
	maturities	separate accounts	maturities	equities	Total
Beginning balance, December 31, 2009	$27	$-	$4	$5	$36
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-	-
Included in other comprehensive income	1	-	-	-	1
Purchases, sales, issuances, and settlements	(2)	2	-	-	-
Transfers in and/or out of Level 3	(5)	-	-	-	(5)
Ending balance, September 30, 2010	$21	$2	$4	$5	$32

Fair Value Disclosure for Senior Debt and Life Insurance Assets and Liabilities

The disclosures below are presented to provide timely information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

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

The fair value of our senior debt approximated $815 million at September 30, 2011, compared with $783 million at year-end 2010. Fair value was determined under the fair value measurements and disclosure accounting rules based on market pricing of similar debt instruments that are actively trading. Fair value can vary with macroeconomic conditions. Regardless of the fluctuations in fair value, the outstanding principal amount of our long-term debt is $793 million. None of the long-term debt is encumbered by rating triggers. Also, we have one variable rate note payable with outstanding principal amount of $104 million, which approximates fair value. The additional $55 million in short-term borrowing in the third quarter was primarily to fund share repurchases using our relatively low-cost source of borrowing.

The fair value of life policy loans outstanding principal and interest approximated $41 million, compared with amortized cost of $38 million reported in the condensed consolidated balance sheets at September 30, 2011. The fair value of life policy loans outstanding principal and interest approximated $46 million, compared with amortized cost of $40 million reported in the consolidated balance sheets at December 31, 2010.

Life reserves and liabilities for deferred annuities and other investment contracts were $1.017 billion and $930 million at September 30, 2011, and December 31, 2010, respectively. Fair value for these deferred annuities and investment contracts was $923 million and $933 million at September 30, 2011, and December 31, 2010, respectively. Fair values of liabilities associated with certain investment contracts are

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 14

calculated based upon internally developed models because active, observable markets do not exist for those items. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at September 30, 2011, to account for non-performance risk; (2) the rate of interest credited to policyholders is the portfolio net earned interest rate less a spread for expenses and profit; and (3) additional lapses occur when the credited interest rate is exceeded by an assumed competitor credited rate, which is a function of the risk-free rate of the economic scenario being modeled.

NOTE 4 – Property Casualty Loss and Loss Expenses

This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(In millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Gross loss and loss expense reserves, beginning of period	$4,479	$4,131	$4,137	$4,096
Less reinsurance receivable	508	311	326	435
Net loss and loss expense reserves, beginning of period	3,971	3,820	3,811	3,661
Net incurred loss and loss expenses related to:
Current accident year	675	592	2,115	1,731
Prior accident years	(68)	(61)	(221)	(174)
Total incurred	607	531	1,894	1,557
Net paid loss and loss expenses related to:
Current accident year	360	308	878	641
Prior accident years	205	196	814	730
Total paid	565	504	1,692	1,371

Net loss and loss expense reserves, end of period	4,013	3,847	4,013	3,847
Plus reinsurance receivable	450	319	450	319
Gross loss and loss expense reserves, end of period	$4,463	$4,166	$4,463	$4,166

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

We decreased the provision for prior accident years’ incurred loss and loss expenses primarily due to reduced volatility in paid losses and reduced volatility in projections of future calendar year trends and favorable case reserve development. Favorable incurred development in prior accident years occurred mostly in the commercial lines casualty line of business and has had similar trends in the past two years, with approximately 60 percent coming from the most recent prior accident year in each nine-month period above. The reserve for loss and loss expenses in the condensed consolidated balance sheets also includes $58 million at September 30, 2011, and $59 million at September 30, 2010, for certain life and health loss and loss expense reserves.

NOTE 5 – Deferred Acquisition Costs

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

(In millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Deferred policy acquisition costs asset, beginning of period	$511	$485	$488	$481
Capitalized deferred policy acquisition costs	182	168	543	510
Amortized deferred policy acquisition costs	(177)	(167)	(510)	(492)
Amortized shadow deferred policy acquisition costs	(4)	(17)	(9)	(30)
Deferred policy acquisition costs asset, end of period	$512	$469	$512	$469

There were no premium deficiencies recorded in the reported condensed consolidated statements of income, as the sum of the anticipated loss and loss adjustment expenses, policyholder dividends, maintenance expenses and underwriting expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 15

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

(In millions)	September 30,	December 31,
	2011	2010
Ordinary/traditional life	$671	$628
Universal life	474	459
Deferred annuities	819	730
Investment contracts	198	200
Other	17	17
Total gross reserves	$2,179	$2,034

NOTE 7 – Reinsurance

Our condensed consolidated statements of income include earned consolidated property casualty insurance premiums on assumed and ceded business:

(In millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Direct earned premiums	$817	$782	$2,404	$2,295
Assumed earned premiums	3	3	10	8
Ceded earned premiums	(51)	(42)	(170)	(124)
Net earned premiums	$769	$743	$2,244	$2,179

Changes in 2011 ceded earned premiums compared with prior periods are related to earned reinstatement premiums as a result of the increase in catastrophe losses that occurred in the second quarter of 2011.

Our condensed consolidated statements of income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

(In millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Direct incurred loss and loss expenses	$649	$549	$2,157	$1,526
Assumed incurred loss and loss expenses	8	3	28	8
Ceded incurred loss and loss expenses	(50)	(21)	(291)	23
Net incurred loss and loss expenses	$607	$531	$1,894	$1,557

Changes in 2011 ceded loss and loss expenses compared with prior periods are related to our increase in catastrophe losses that resulted in increased ceding to our reinsurers in the second and third quarters of 2011.

Largely because of a $33 million reduction in ceded reserves, total ceded incurred loss and loss expenses for the nine months ended September 30, 2010, increased net incurred loss and loss expenses by $23 million. This reserve reduction occurred in our USAIG pool, as discussed in our Annual Report on Form 10-K, Item 1A, Risk Factors, Page 28. Direct reserves were correspondingly reduced by $33 million, so there was no effect on net incurred loss and loss adjustment expenses.

Our condensed consolidated statements of income include earned life insurance premiums on ceded business:

(In millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Direct earned premiums	$57	$53	$162	$157
Assumed earned premiums	-	-	-	-
Ceded earned premiums	(14)	(12)	(39)	(37)
Net earned premiums	$43	$41	$123	$120

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 16

Our condensed consolidated statements of income include life insurance contract holders’ benefits incurred on ceded business:

(In millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Direct contract holders' benefits incurred	$58	$59	$167	$173
Assumed contract holders' benefits incurred	-	-	-	-
Ceded contract holders' benefits incurred	(9)	(15)	(29)	(44)
Net incurred loss and loss expenses	$49	$44	$138	$129

NOTE 8 – Employee Retirement Benefits

The following summarizes the components of net periodic costs for our qualified and supplemental pension plans:

(In millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Service cost	$3	$2	$8	$7
Interest cost	4	3	11	10
Expected return on plan assets	(4)	(3)	(12)	(10)
Amortization of actuarial loss and prior service cost	1	1	3	2
Net periodic benefit cost	$4	$3	$10	$9

See our 2010 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 121 for information on our retirement benefits. We made matching contributions of $2 million to our 401(k) savings plan during the third quarter of 2011 and 2010 and contributions of $6 million for the first nine months of 2011 and 2010.

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

A total of 16.9 million shares are authorized to be granted under the shareholder-approved plans. At September 30, 2011, 4.4 million shares were available for future issuance under the plans.

Stock-Based Awards

During the first quarter of 2011, we granted 24,492 shares of common stock to our directors for 2010 board service fees. Stock-based awards were granted to associates during the first and second quarters of 2011 and are summarized in the tables below. Stock-based compensation cost after tax was $2 million for both the three months ended September 30, 2011 and 2010, and $7 million and $6 million for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, $18 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted-average period of 2.0 years.

Here is a summary of option information:

(Shares in thousands)	Shares	Weighted- average exercise price
Outstanding at January 1, 2011	9,690	$36.59
Granted	891	33.98
Exercised	(24)	26.87
Forfeited or expired	(1,155)	33.85
Outstanding at September 30, 2011	9,402	36.71

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 17

Here is a summary of restricted stock unit information:

(Shares in thousands)	Service-based nonvested shares	Weighted-average grant-date fair value	Performance-based nonvested shares	Weighted-average grant-date fair value
Nonvested at January 1, 2011	716	$26.00	149	$26.08
Granted	298	29.59	51	30.96
Vested	(221)	34.21	(35)	32.42
Forfeited or canceled	(15)	24.62	(8)	33.21
Nonvested at September 30, 2011	778	25.07	157	25.86

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

The company and its subsidiaries also are occasionally involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, excessive premium charges for uninsured motorist coverage. The company’s insurance subsidiaries also are occasionally parties to individual actions in which extra-contractual damages, punitive damages or penalties are sought, such as claims alleging bad faith in the handling of insurance claims.

On a quarterly basis, we review the outstanding lawsuits. Under current accounting guidance, we establish accruals for lawsuits when it is probable that a loss has been incurred and we can reasonably estimate its potential exposure. The company accounts for such probable and estimable losses, if any, through the establishment of legal expense reserves. Based on our quarterly review, we believe that our accruals for probable and estimable lawsuits are reasonable and that the amounts accrued do not have a material effect on our consolidated financial condition or results of operations. However, if any one or more of these cases results in a judgment against us or settlement for an amount that is significantly greater than the amount accrued, the resulting liability could have a material effect on the company’s consolidated results of operations or cash flows. Based on our quarterly review, for any other matter for which the risk of loss is more than remote, we are unable to reasonably estimate the potential loss or establish a reasonable range of loss because each such matter is in an early stage of its respective proceeding.

NOTE 11 – Income Taxes

As of September 30, 2011, and December 31, 2010, we had no liability for unrecognized tax benefits. Details about our liability for unrecognized tax benefits are found in our 2010 Annual Report on Form 10-K, Item 8, Note 11, Income Taxes, Page 120.

The differences between the 35 percent statutory income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
Tax at statutory rate	$4	35.0%	$77	35.0%	$(4)	35.0%	$114	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(9)	(81.2)	(9)	(4.1)	(26)	254.7	(27)	(8.3)
Dividend received exclusion	(5)	(44.5)	(5)	(2.1)	(15)	144.8	(14)	(4.2)
Other	2	18.0	2	0.6	3	(14.5)	3	0.7
Effective tax	$(8)	(72.7)%	$65	29.4%	$(42)	420.0%	$76	23.2%

NOTE 12 – Segment Information

We operate primarily in two industries, property casualty insurance and life insurance. We regularly review our reporting segments to make decisions about allocating resources and assessing performance:

•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Excess and Surplus lines property and casualty insurance

•	Life insurance

•	Investments

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 18

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

Segment information is summarized in the following table:

(In millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Commercial lines insurance
Commercial casualty	$180	$182	$532	$518
Commercial property	128	123	369	365
Commercial auto	100	96	292	287
Workers' compensation	78	77	235	230
Specialty packages	36	38	100	112
Surety and executive risk	26	22	76	71
Machinery and equipment	9	9	26	25
Commercial lines insurance premiums	557	547	1,630	1,608
Fee revenue	1	1	2	2
Total commercial lines insurance	558	548	1,632	1,610

Personal lines insurance
Personal auto	94	86	273	250
Homeowner	74	72	216	214
Other personal lines	25	24	74	71
Personal lines insurance premiums	193	182	563	535
Fee revenue	-	-	1	1
Total personal lines insurance	193	182	564	536

Excess and surplus lines insurance	19	14	51	36
Life insurance	44	41	125	121
Investment operations	128	283	470	528
Other	2	3	6	5
Total revenues	$944	$1,071	$2,848	$2,836

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$(44)	$(18)	$(193)	$(37)
Personal lines insurance	(37)	(7)	(182)	(52)
Excess and surplus lines insurance	1	(3)	1	(11)
Life insurance	(3)	(1)	(1)	1
Investment operations	107	262	409	468
Other	(13)	(12)	(44)	(42)
Total	$11	$221	$(10)	$327

Identifiable assets:			September 30,	December 31,
			2011	2010
Property casualty insurance			$2,378	$2,008
Life insurance			1,151	1,214
Investment operations			11,589	11,543
Other			294	330
Total			$15,412	$15,095

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•
Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:

o	Downgrades of the company’s financial strength ratings

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 20

o	Concerns that doing business with the company is too difficult

o	Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace

o	Delays or inadequacies in the development, implementation, performance and benefits of technology projects and enhancements

•	Actions of insurance departments, state attorneys general or other regulatory agencies, including a change to a federal system of regulation from a state-based system, that:

o	Restrict our ability to exit or reduce writings of unprofitable coverages or lines of business

o	Place the insurance industry under greater regulatory scrutiny or result in new statutes, rules and regulations

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

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 21

Introduction

Corporate Financial Highlights

Statements of Income and Per Share Data

(Dollars in millions except share data)	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change %	2011	2010	Change %
Statement of operations data
Earned premiums	$812	$784	4	$2,367	$2,299	3
Investment income, net of expenses (pretax)	130	128	2	393	388	1
Realized investment gains and (losses) (pretax)	(2)	155	nm	77	140	(45)
Total revenues	944	1,071	(12)	2,848	2,836	0
Net income	19	156	(88)	32	251	(87)
Per share data
Net income - diluted	0.12	0.95	(87)	0.20	1.53	(87)
Cash dividends declared	0.4025	0.40	1	1.2025	1.19	1

Weighted average shares outstanding	163,085,974	163,175,682	0	163,464,767	163,251,628	0

Revenues decreased for the third quarter of 2011 compared with the 2010 quarter, primarily due to lower net realized investment gains and losses. Revenues increased for the nine months ended September 30, 2011, compared with the same period of 2010, primarily due to higher earned premiums. Revenues from investment income were up for both 2011 periods. Premium and investment revenue trends are discussed further in the respective sections of Results of Operations, Page 28.

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

Net income for the third quarter of 2011 compared with the 2010 third quarter decreased $137 million primarily due to net realized investment gains and losses that declined by $101 million after taxes and lower property casualty underwriting results that declined $34 million after taxes. Higher catastrophe losses, mostly weather related, were responsible for $42 million of the decline in underwriting results, and higher weather-related losses that were not identified as part of designated catastrophe events for the property casualty industry also lowered property casualty underwriting results. Life insurance segment results were down $1 million and investment segment results were down $100 million, as a $101 million decrease from net realized investment gains and losses offset a $1 million increase in investment income, all on an after-tax basis. For the nine-month period ended September 30, 2011, net income decreased compared with the same period of 2010, also primarily due to lower property casualty underwriting results that declined $178 million after taxes, including $183 million from higher catastrophe losses. After-tax investment income rose $3 million while net realized investment gains and losses declined by $40 million. Performance by segment is discussed below in Results of Operations, beginning on Page 28. As discussed in our 2010 Annual Report on Form 10-K, Item 7, Factors Influencing Our Future Performance, Page 37, there are several reasons that our performance during 2011 may be below our long-term targets. In that annual report, as part of Results of Operations, we also discussed the full-year 2011 outlook for each reporting segment.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2010, the company had increased the indicated annual cash dividend rate for 50 consecutive years, a record we believe was matched by only nine other publicly traded companies. Cash dividends declared during the first nine months of 2011 increased approximately 1 percent compared with the same period of 2010. In August 2011, the board of directors increased the fourth quarter dividend to 40.25 cents per share, and the payment of that dividend in mid-October resulted in our 51st consecutive year of increasing cash dividends. In addition, $30 million of Cincinnati Financial Corporation common stock shares were repurchased during the third quarter of 2011. Our board regularly evaluates relevant factors in share repurchase- and dividend-related decisions, and the 2011 dividend increase signaled confidence in our strong capital, liquidity and financial flexibility, as well as progress through our initiatives to improve earnings performance.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 22

Balance Sheet Data and Performance Measures

(Dollars in millions except share data)			At September 30,	At December 31,
			2011	2010
Balance sheet data
Invested assets			$11,529	$11,508
Total assets			15,412	15,095
Short-term debt			104	49
Long-term debt			790	790
Shareholders' equity			4,786	5,032
Book value per share			29.54	30.91
Debt-to-total-capital ratio			15.7%	14.3%

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Performance measure
Value creation ratio	(3.4)%	7.1%	(0.5)%	9.4%

Total assets increased 2 percent compared with year-end 2010, largely due to growth in premiums receivable and reinsurance receivable. The premiums receivable asset reflected growth in net written premium while the reinsurance receivable asset, primarily payments due from reinsurers, rose because of higher catastrophe losses during 2011. Shareholders’ equity declined 5 percent and book value per share declined 4 percent during the first nine months of 2011. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders’ equity) rose compared with the December 31, 2010, level. The value creation ratio, defined below, was lower for the first nine months of 2011 compared with 2010, primarily due to a reduction in unrealized investment gains and lower net income. The $1.37 decrease in book value per share during the first nine months of 2011 lowered the value creation ratio by 4.4 percentage points while dividends declared at $1.2025 per share during the first nine months of 2011 contributed 3.9 points.

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

When looking at our long-term objectives, we see three performance drivers:

•
Premium growth — We believe over any five-year period our agency relationships and initiatives can lead to a property casualty written premium growth rate that exceeds the industry average. The compound annual growth rate of our net written premiums was negative 0.7 percent over the five-year period 2006 through 2010, slightly below the negative 0.5 percent estimated growth rate for the property casualty insurance industry. Our premium mix, relative to the industry, is more heavily weighted in the commercial lines segment of the industry, where growth has lagged the personal lines segment in recent years.

For the first nine months of 2011, our total property casualty net written premiums’ year-over-year growth was 4 percent, with our largest segment, commercial lines, up 3 percent. Our nine-month growth rate compares favorably with the 3 percent estimated for the industry for the first six months of 2011. Given the ongoing weak pricing in parts of the commercial insurance marketplace, we continue to exercise discipline in risk selection and pricing. Our premium growth initiatives are discussed below in Highlights of Our Strategies and Supporting Initiatives, Page 24.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 23

•
Combined ratio — We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95 percent to 100 percent. Our GAAP combined ratio averaged 98.3 percent over the five-year period 2006 through 2010. It was outside of this range in 2006 and 2007, with ratios under 95 percent indicating higher underwriting profitability. It was outside of the range with ratios above 100 percent in 2008 through 2010, indicating underwriting losses. During that period, it averaged 102.3 percent, including an average catastrophe loss ratio that was 2.1 percentage points higher than our average for the 10-year period prior to 2008. Our statutory combined ratio averaged 98.2 percent over the five-year period 2006 through 2010, outperforming an estimated 99.5 percent for the property casualty industry.

For the first nine months of 2011, our GAAP combined ratio was 116.8 percent and our statutory combined ratio was 116.1 percent, both including 18.8 percentage points of current accident year catastrophe losses partially offset by 9.8 percentage points of favorable loss reserve development on prior accident years. Our nine-month statutory combined ratio before the effects of catastrophe losses, at 97.2 percent, was somewhat higher than the property casualty industry’s 96.8 percent estimated first-half 2011 statutory combined ratio before catastrophe losses.

•
Investment contribution — We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index. The compound annual return for our equity portfolio over the five-year period 2006 through 2010 was negative 3.0 percent compared with positive 2.3 percent for the Index. Our equity portfolio underperformed the market for the five-year period primarily because of a decline in the market value of our previously large equity holdings in the financial services sector during the financial crisis.

Investment income, on a before-tax basis, grew at a compound annual rate of 0.3 percent over the five-year period 2006 through 2010. It grew in each year except 2008 and 2009, when we experienced a dramatic reduction in dividend payouts by financial services companies previously held in our equity portfolio.

For the first nine months of 2011, pretax investment income was $393 million, up 1 percent from $388 million for the same period in 2010. The increase reflected higher dividends that somewhat offset declining interest income due to declining yields from lower interest rates. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Highlights of Our Strategy and Supporting Initiatives

Management has worked to identify a strategy that can lead to long-term success, with concurrence by the board of directors. Our strategy is intended to position us to compete successfully in the markets we have targeted while appropriately managing risk. Further description of our long-term, proven strategy can be found in our 2010 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 3. We believe successful implementation of two groups of initiatives that support our strategy, summarized below, will help us better serve our agent customers and reduce variability in our financial results. As we realize benefits from these initiatives, we expect to grow earnings and book value over the long term, successfully navigating challenging economic, market or industry pricing cycles.

•
Improve insurance profitability – Implementation of this group of initiatives is intended to improve pricing capabilities for our property casualty business, increasing our ability to manage our business while also enhancing our efficiency. Improved pricing capabilities through the use of technology and analytics can lead to better profit margins. Improved planning for growth and profitability can enhance our ability to achieve objectives at all levels in the organization. Improved internal processes with additional performance metrics can help us be more efficient and effective. These initiatives support the ability of the agencies that represent us to grow profitably by allowing them to serve clients faster and to manage agency expenses more efficiently.

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

We discuss initiatives supporting each of these strategies below, along with metrics we use to assess our progress.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 24

Improve Insurance Profitability

The main initiatives to improve our insurance profitability include:

•
Improve pricing precision using predictive analytics – We continue efforts to expand our pricing and underwriting capabilities by using predictive analytics, and we expect cumulative benefits of these efforts to improve loss ratios over time. Development of additional business data to support accurate underwriting, pricing and other business decisions also continues. A project that will continue in phases over the next several years will deploy a full data management program, including a data warehouse for our property casualty and life insurance operations, providing enhanced granularity of pricing data. Progress to date during 2011 and future plans for key initiatives are summarized below.

o
Commercial lines – In the second half of 2009, we began to use predictive modeling tools that align individual insurance policy pricing to risk attributes for our workers’ compensation line of business. We believe these tools are improving our pricing precision. For example, we achieved 2011 average renewal pricing increases over five times higher for workers’ compensation rating segments indicated as lower quality in our model compared with the higher quality rating segments. By late 2010, we had completed development of predictive models for our commercial auto line of business and also for general liability and commercial property coverages in commercial package accounts. A pilot version for production use of tools for these three business lines began early in the second quarter of 2011, and a full-production release occurred during the third quarter of 2011. Underwriters using these tools have enhanced abilities to target profitability and to discuss pricing impacts with agency personnel. Development of similar tools for our specialty packages line of business is planned for the fourth quarter of 2011.

o
Personal lines – Prior to 2010, we began to use predictive modeling tools for our homeowner line of business, and in late 2010 we began using similar analytics for personal auto. We believe these tools are improving our pricing precision based on the insured exposure. For example, we achieved 2011 average renewal pricing increases approximately twice as high for homeowner insurance rating segments indicated as lower quality in our model compared with the higher quality rating segments. Personal lines new business written premiums have increased at a healthy pace, growing 8 percent during the first nine months of 2011. We are continuing to develop model attributes and expand our pricing points to add more precision. This includes an update to the modeling of our homeowner book for pricing changes targeted for implementation beginning the fourth quarter of 2011.

•
Improve agency-level planning for profitability and growth – Additional use of analytic tools helps us to better understand our business in greater detail and to communicate additional quantitative and qualitative information to agents and associates. To predict profitability, we are developing models at an agency level and in aggregate. Enhanced reporting of related metrics should facilitate coordination and consistent decision-making. During 2011, we are enhancing our agency-level planning processes to develop multi-year profitability and growth plans. In addition to determining planned premium growth from existing agencies, these processes will help project the number of additional agencies needed to achieve premium targets.

•
Improve internal processes and further deploy performance metrics – Process improvement supports our strategic goals and can reduce internal costs. Use of additional measurements to track progress and accountability for results will improve our overall effectiveness. We have extended our efforts to engage all of our associates in our corporate goals, deploying corporate and department goal cards to each associate. Each department manager is tailoring individual goals to align with department and corporate goals, facilitating discussions and actions to help us reach success. We are also developing a companion reporting tool to help us measure our steps along the way.

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

Another important initiative aims to develop business rules and parameters for personal lines accounts that will allow processing of risks that meet qualifying underwriting criteria without intervention by an underwriter. The objective is to streamline processing for our agents and associates, permitting more time for risks that need additional service or attention. The initiative includes developing technology to integrate automated steps into the current process plus changes in workflow, including auditing for compliance with underwriting eligibility requirements. Progress during the first nine months of 2011 included implementing a new rules engine for underwriting new business in most states.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 25

We measure the overall success of our strategy to improve insurance profitability primarily through our GAAP combined ratio, which we believe can be consistently within the range of 95 percent to 100 percent over any five-year period.

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

o
Innovate our small business strategy – Additional focus on attributes that agencies weigh heavily in carrier selection for their clients is a key component of this initiative. Those attributes include technology ease of use and integration with agency management systems, flexible billing, product breadth and pricing, and service and marketing support for new business. The initiative includes refining workflows for the entire policy process, with more streamlined underwriting and claims processes, and providing additional policyholder services. In addition to growing premiums, our small business strategy is expected to improve profitability due to lower expenses through more automation of data gathering and use of predictive analytics.

We also are developing and coordinating targeted marketing, including cross-selling opportunities for our agencies, through our Target Markets department. This area focuses on new commercial product development, including identification and promotional support for promising classes of business. We rolled out one new program during the third quarter of 2011 and plan to roll out new programs for two additional classes in the fourth quarter. Our target markets programs aim to attract larger business accounts in addition to small business accounts, contributing to growth for our agencies and helping to drive our premium growth.

o
New agency appointments – We continue to appoint new agencies to develop additional points of distribution, focusing on areas where our market share is less than 1 percent while also considering economic and catastrophe risk factors. In 2011, we are targeting approximately 120 appointments of independent agencies, with a significant portion in the five states we entered since late 2008. During the first nine months of 2011, we appointed 101 new agencies that write in aggregate of approximately $1.6 billion in property casualty premiums annually with various insurance carriers for an average of approximately $16 million per agency. As of September 30, 2011, a total of 1,298 agency relationships market our standard market insurance products from 1,619 reporting locations.

We seek to build a close, long-term relationship with each agency we appoint, carefully evaluating the marketing reach of each new appointment to ensure the territory can support both current and new agencies. Our 123 field marketing territories are staffed by marketing representatives averaging 19 years of industry experience and 10 years as a Cincinnati Insurance field marketing representative. The team of field associates in each territory works together with headquarters support associates to form our agent-centered business model, providing local expertise, helping us better understand the accounts we underwrite and creating market advantages for our agents. We generally earn a 10 percent share of an agency’s business within 10 years of its appointment. We also help our agents grow their business by attracting more clients in their communities through unique, Cincinnati-style service.

•
Improve consumer relationships we undertake on behalf of our agencies – Improved interactions with consumers who are clients and prospects of our agents can drive more business to agents and help them grow. Through this initiative, we expect to identify the various ways we interact with consumers on behalf of our agencies and ensure that we do so in a manner that reinforces the value of the independent agent while establishing the value and service of a Cincinnati policy. By understanding and monitoring trends that drive consumer purchasing decisions, we can create positive interactions. During the third quarter of 2011, we announced expansion of our claim reporting center to receive direct policyholder claim reports for more types of claims, in addition to the workers’ compensation claims previously eligible. We also expect online policyholder services to continue evolving and will continue to work with agencies to meet the needs of their clients. During the third quarter of 2011, we expanded online information about claim reporting options and enabled online viewing and printing of declarations pages and automobile insurance identification cards for all personal lines policyholders.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 26

We measure the overall success of this strategy to drive premium growth primarily through changes in net written premiums, which we believe can grow faster than the industry average over any five-year period. For the first nine months of 2011, our property casualty net written premiums increased 4 percent, compared with an estimated increase of approximately 3 percent for the industry for the first six months of 2011.

Despite near-term challenges in insurance and financial markets that are reflected in year-to-date 2011 financial performance, we have made significant progress on our initiatives and remain confident that our overall strategy can deliver long-term value for shareholders.

An important part of our long-term strategy is financial strength, which is described in our 2010 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Financial Strength, Page 5. One aspect of our financial strength is prudent use of reinsurance to help manage financial performance variability due to catastrophe loss experience. A description of how we use reinsurance is included in our 2010 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, 2011 Reinsurance Programs, Page 90, and is updated below in Consolidated Property Casualty Insurance Results of Operations, beginning on Page 28. Another aspect is our investment portfolios, which remain well-diversified as discussed in Item 3, Quantitative and Qualitative Disclosures about Market Risk, Page 50. We continue to maintain strong parent company liquidity and financial strength that increases our flexibility through all periods to maintain our cash dividend and to continue to invest in and expand our insurance operations. At September 30, 2011, we held $1.006 billion of our cash and invested assets at the parent company level, of which $716 million, or 71.2 percent, wasinvested in common stocks, and $35 million, or 3.5 percent, was cash or cash equivalents. Our ratio of debt-to-total-capital at 15.7 percent remains well below our target limit of 20 percent. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 0.9-to-1 for the 12 months ended September 30, 2011, up slightly from 0.8-to-1 at year-end 2010.

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

As of October 26, 2011, our insurer financial strength ratings were:

Insurer Financial Strength Ratings
Rating Agency	Standard Market Property Casualty Insurance Subsidiary			Life Insurance Subsidiary			Excess and Surplus Insurance Subsidiary			Date of Most Recent Affirmation or Action
			Rating Tier			Rating Tier			Rating Tier

A. M. Best Co.	A+	Superior	2 of 16	A	Excellent	3 of 16	A	Excellent	3 of 16	Stable outlook (12/13/10)

Fitch Ratings	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable outlook (5/2/11)

Moody's Investors Service	A1	Good	5 of 21	-	-	-	-	-	-	Negative outlook (10/21/11)

Standard & Poor's Ratings Services	A	Strong	6 of 21	A	Strong	6 of 21	-	-	-	Stable outlook (8/4/11)

All of our insurance subsidiaries continue to be highly rated.

On October 21, 2011, Moody’s Investors Service affirmed our ratings that it had assigned in September 2008, changing its outlook to negative. Moody's noted that its rating is supported by our strong regional franchise, solid risk-adjusted capital position, consistent reserve strength, strong financial flexibility and significant holding company liquidity. However, Moody’s expects that operating results may continue to reflect weak underwriting profitability with high weather-related losses.

On August 4, 2011, Standard & Poor’s Ratings Services affirmed our ratings that it had assigned in July 2010, continuing its stable outlook. S&P said its rating was based on our strong competitive position, which is reinforced by a loyal and productive agency force and a low-cost infrastructure. S&P also cited our very strong capitalization and high degree of financial flexibility. S&P noted that our strengths are partially offset by deteriorating property casualty underwriting results due to above-average weather-related losses and weak results in our workers’ compensation line of business.

On May 2, 2011, Fitch Ratings affirmed our ratings that it had assigned in September 2010, continuing its stable outlook. Fitch noted that ratings strengths include conservative capitalization, moderate holding company leverage, ample liquidity and competitive advantages from our distribution system. Fitch said the ratings recognize steps we have taken to rebalance our common stock portfolio to reduce capital and earnings volatility. Fitch noted ratings concerns principally related to challenges from competitive market conditions and exposure to regional natural catastrophes and weather-related losses.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 27

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

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change %	2011	2010	Change %
Earned premiums	$769	$743	3	$2,244	$2,179	3
Fee revenues	1	1	0	3	3	0
Total revenues	770	744	3	2,247	2,182	3

Loss and loss expenses from:
Current accident year before catastrophe losses	587	561	0	1,697	1,575	8
Current accident year catastrophe losses	90	31	190	422	158	167
Prior accident years before catastrophe losses	(71)	(57)	(25)	(223)	(157)	(42)
Prior accident years catastrophe losses	3	(3)	nm	2	(16)	nm
Total loss and loss expenses	609	532	14	1,898	1,560	22
Underwriting expenses	241	240	0	723	722	0
Underwriting loss	$(80)	$(28)	(186)	$(374)	$(100)	(274)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	76.3%	75.5%	0.8	75.6%	72.3%	3.3
Current accident year catastrophe losses	11.6	4.3	7.3	18.8	7.2	11.6
Prior accident years before catastrophe losses	(9.2)	(7.7)	(1.5)	(9.9)	(7.2)	(2.7)
Prior accident years catastrophe losses	0.4	(0.5)	0.9	0.1	(0.7)	0.8
Total loss and loss expenses	79.1	71.6	7.5	84.6	71.6	13.0
Underwriting expenses	31.5	32.3	(0.8)	32.2	33.1	(0.9)
Combined ratio	110.6%	103.9%	6.7	116.8%	104.7%	12.1

Combined ratio:	110.6%	103.9%	6.7	116.8%	104.7%	12.1
Contribution from catastrophe losses and prior years reserve development	2.8	(3.9)	6.7	9.0	(0.7)	9.7
Combined ratio before catastrophe losses and prior years reserve development	107.8%	107.8%	0.0	107.8%	105.4%	2.4

Our consolidated property casualty insurance operations generated an underwriting loss of $80 million and $374 million for the three and nine months ended September 30, 2011, compared with an underwriting loss of $28 million and $100 million for the three and nine months ended September 30, 2010. The primary causes of the higher underwriting losses were increases of $65 million and $282 million, for the three- and nine-month periods, in losses caused by natural catastrophes that were primarily weather-related. Ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty lowered earned premiums by $42 million for the first nine months of 2011 and increased the underwriting loss by a corresponding amount. Weather-related losses not considered part of specific catastrophe events, according to industry service provider Property Claims Service, also increased the underwriting loss. More details of property casualty insurance results are discussed below, including discussion of our commercial lines, personal lines and excess and surplus lines segments.

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

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 28

The combined ratio can be affected significantly by catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, improved the combined ratio by 9.8 percentage points in the first nine months of 2011 compared with 7.9 percentage points in the same period of 2010. Net favorable development for the first nine months of 2011 occurred primarily in our commercial casualty line of business as discussed in Commercial Lines Results of Operations on Page 32.

Our consolidated property casualty combined ratio for the third quarter of 2011 increased 6.7 percentage points and the nine-month ratio increased 12.1 points compared with the same periods of 2010, driven by catastrophe losses that were 8.2 and 12.4 points higher. The ratio for current accident year loss and loss expenses before catastrophe losses of 75.6 percent for the first nine months of 2011 rose 2.0 percentage points compared with the 73.6 percent accident year 2010 ratio measured as of December 31, 2010. Loss ratio improvements from more precise pricing were offset by the effect of reinsurance reinstatement premiums, by higher large losses and by higher weather-related estimated losses that were not identified as part of designated catastrophe events for the property casualty industry. Higher new large losses incurred increased the 2011 ratio by 1.3 percentage points. The effect of the $42 million ceded to reinstate coverage layers of our property catastrophe reinsurance treaty increased the 2011 ratio by 1.4 percentage points.

The underwriting expense ratio was lower for the third quarter of 2011 compared with the same period a year ago, primarily due to higher earned premiums and lower technology-related costs. The ratio was lower for the first nine months of 2011 compared with the same period of 2010, primarily due to first-quarter 2010 provisions for matters involving prior years and related to Note 10, Commitments and Contingent Liabilities, Page 18.

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change %	2011	2010	Change %
Agency renewal written premiums	$730	$677	8	$2,155	$2,044	5
Agency new business written premiums	115	109	6	334	307	9
Other written premiums	(54)	(50)	(8)	(151)	(110)	(37)
Net written premiums	791	736	7	2,338	2,241	4
Unearned premium change	(22)	7	nm	(94)	(62)	(52)
Earned premiums	$769	$743	3	$2,244	$2,179	3

The trends in net written premiums and earned premiums summarized in the table above reflect the effects of our premium growth strategies and what we believe to be slowly improving economic conditions, partially offset by higher ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty and by ongoing strong competition in our markets. Consolidated property casualty net written premiums for the three and nine months ended September 30, 2011, increased $55 million and $97 million compared with the same periods of 2010. Each of our property casualty segments registered growth for both the three-month and nine-month periods ended September 30, 2011. Our premium growth initiatives from prior years continue to favorably affect current year growth, particularly as newer agency relationships mature over time. Improving insured exposure-level comparatives from the slow economic recovery also favorably affected premium growth. We discuss current initiatives in Highlights of Our Strategy and Supporting Initiatives, Page 24. The main drivers of trends for 2011 are discussed by segment on Pages 32 and 36.

Consolidated property casualty agency new business written premiums for the three and nine months ended September 30, 2011, increased $6 million and $27 million compared with the same periods of 2010. We continued to experience new business growth related to initiatives for geographic expansion into new and underserved areas. Agents appointed during 2010 or 2011 produced an increase in standard lines new business of $28 million for the first nine months of 2011 compared with the same period in 2010. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Other written premiums – primarily including premiums ceded to our reinsurers as part of our reinsurance program – contributed negative $4 million and negative $41 million to net written premium growth for the three and nine months ended September 30, 2011, compared with the same periods of 2010. The nine-month change in other written premiums was primarily due to $38 million of ceded premiums recorded during the second quarter plus $4 million during the third quarter to reinstate coverage layers of our property catastrophe reinsurance treaty. The 3rd and 4th Event Cover described below contributed $12 million of ceded premiums during the third-quarter and nine-month periods of 2011. The higher third-quarter ceded premiums were partially offset by a more favorable adjustment, compared with the third quarter of last year, for estimated direct written premiums of policies in effect but not yet processed. The adjustment had an immaterial effect on earned premiums.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 29

Near the end of the second quarter of 2011, we purchased reinsurance to replenish coverage for certain layers of our property catastrophe treaty that were used by the catastrophe events discussed below. This coverage, also known as 3rd and 4th Event Cover, includes one automatic reinstatement provision. It provides reinsurance coverage for any single catastrophe event during the remainder of 2011 that causes losses between $70 million and $200 million. Coverage for 2011 single-event catastrophe losses above $200 million and up to $500 million remains in place under the original terms of our property catastrophe treaty effective January 1, 2011, and includes one automatic reinstatement provision. The estimated ceded premiums during the fourth quarter of 2011 for our property catastrophe reinsurance treaty are expected to total approximately $4 million less than for the third quarter, assuming no additional reinstatement premiums.

Our property catastrophe treaty is an important capital management tool that helps reduce financial performance variability due to catastrophe loss experience as discussed below. Among other factors that can influence our reinsurance program decisions, we consider third-party catastrophe models that estimate potential losses from catastrophe events. During the first quarter of 2011, one of the modeling vendors we use released an updated model that indicates a 57 percent to 66 percent increase in modeled losses from a 1-in-100-year or 1-in-250-year hurricane event. We continue to study potential loss estimates from the updated model and have not yet determined how it may affect our 2012 reinsurance program. Consistent with our usual practice of periodically evaluating our reinsurance programs, we will consider changes to our property catastrophe treaty or alternative reinsurance structures.

Catastrophe losses contributed 12.0 and 18.9 percentage points to the combined ratio in the three and nine months ended September 30, 2011, compared with 3.8 and 6.5 percentage points in the same periods of 2010. The three- and nine-month ratios for 2011 included 0.7 and 0.7 percentage points from losses of $5 million and $16 million for our participation in assumed reinsurance treaties that spread the risk of very high catastrophe losses among many insurers. The majority of the nine-month assumed reinsurance losses were from two first-quarter 2011 earthquake events, one each in Japan and New Zealand. Most of the remainder was from the September 2010 earthquake event in New Zealand. The only assumed reinsurance treaty for which we have material exposure has been reserved at the $7million policy limit for the Japan earthquake event.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 30

The following table shows catastrophe losses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list catastrophe events for which our incurred losses reached or exceeded $5 million. Incurred losses from the April 22-28 tornado outbreak affecting several southern states, including the Tuscaloosa, Alabama area, are shown net of amounts expected to be recovered through our property catastrophe reinsurance treaty. The gross amount for that event is estimated at $189 million, exceeding the single largest catastrophe event in our company’s history prior to 2011. Incurred losses shown from the May 20-27 storm system that included Joplin, Missouri also are net of reinsurance, and now represent the single largest catastrophe event in our company’s history. The gross amount for that event is estimated at $238 million, including significant losses from hail in the Dayton, Ohio, area. The total gross amount of our losses incurred for all catastrophe events during the nine months ended September 30, 2011, is estimated at $682 million.

(In millions, net of reinsurance)			Three months ended September 30,				Nine months ended September 30,
			Comm.	Pers.	E&S		Comm.	Pers.	E&S
Dates	Cause of loss	Region	lines	lines	lines	Total	lines	lines	lines	Total
2011
Jan. 31-Feb. 3	Flood, freezing, ice, snow, wind	South, Midwest	$(1)	$(1)	$-	$(2)	$4	$4	$-	$8
Feb. 21	Earthquake	New Zealand	5	-	-	5	6	-	-	6
Feb. 27-28	Flood, hail, tornado, wind	Midwest	(1)	(1)	-	(2)	4	6	-	10
Mar. 11	Earthquake	Japan	-	-	-	-	8	-	-	8
Mar. 26-28	Hail, wind	South	-	1	-	1	1	5	-	6
Apr. 3-5	Flood, hail, tornado, wind	South, Midwest	1	-	-	1	17	22	-	39
Apr. 8-11	Flood, hail, tornado, wind	South, Midwest	-	-	-	-	11	9	-	20
Apr. 14-16	Flood, hail, tornado, wind	South, Midwest	-	-	-	-	10	4	-	14
Apr. 19-20	Hail, wind	South, Midwest	-	(2)	-	(2)	13	11	-	24
Apr. 22-28	Flood, hail, tornado, wind	South, Midwest	(2)	(1)	-	(3)	45	30	-	75
May 20-27	Flood, hail, tornado, wind	South, Midwest	(3)	13	-	10	42	50	-	92
May 29-Jun. 1	Flood, hail, tornado, wind	East, Midwest	(2)	-	-	(2)	2	2	-	4
Jun. 16-22	Flood, hail, tornado, wind	South, Midwest	-	(3)	-	(3)	7	7	-	14
Jul. 1-4	Flood, hail, tornado, wind	Midwest	3	2	-	5	3	2	-	5
Jul. 10-14	Flood, hail, tornado, wind	Midwest, West	6	7	-	13	6	7	-	13
Aug. 18-19	Flood, hail, tornado, wind	Midwest	12	1	-	13	12	1	-	13
Aug. 26-28	Flood, hurricane, tornado, wind	East	24	9	-	33	24	9	-	33
Sep. 3-6	Flood, tornado, wind	South	8	7	-	15	8	7	-	15
All other 2011 catastrophes			5	3	-	8	12	10	1	23
Development on 2010 and prior catastrophes			5	(2)	-	3	9	(7)	-	2
Calendar year incurred total			$60	$33	$-	$93	$244	$179	$1	$424

2010
Jan. 7-12	Freezing, wind	South, Midwest	$-	$-	$-	$-	$4	$1	$-	$5
Feb. 9-11	Ice, snow, wind	East, Midwest	(1)	(1)	-	(2)	4	1	-	5
Apr. 4-6	Flood, hail, tornado, wind	South, Midwest	-	-	-	-	5	6	-	11
Apr. 30-May 3	Flood, hail, tornado, wind	South	(5)	-	-	(5)	23	6	-	29
May 7-8	Hail, tornado, wind	East, Midwest	-	3	-	3	2	13	-	15
May 12-16	Flood, hail, tornado, wind	South, Midwest	3	-	-	3	6	2	-	8
Jun. 4-6	Flood, hail, tornado, wind	Midwest	(1)	-	-	(1)	2	3	-	5
Jun. 17-20	Flood, hail, tornado, wind	Midwest, West	1	(1)	-	-	6	4	-	10
Jun. 21-24	Flood, hail, tornado, wind	Midwest	(1)	(2)	-	(3)	3	3	-	6
Jun. 25-28	Flood, hail, tornado, wind	Midwest	3	1	-	4	4	5	-	9
Jun. 30-Jul. 1	Hail, wind	West	9	3	-	12	12	4	-	16
Jul. 20-23	Flood, hail, tornado, wind	Midwest	5	4	-	9	5	4	-	9
All other 2010 catastrophes			6	5	-	11	19	11	-	30
Development on 2009 and prior catastrophes			(2)	(1)	-	(3)	(12)	(4)	-	(16)
Calendar year incurred total			$17	$11	$-	$28	$83	$59	$-	$142

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 31

Commercial Lines Insurance Results of Operations

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change %	2011	2010	Change %

Earned premiums	$557	$547	2	$1,630	$1,608	1
Fee revenues	1	1	0	2	2	0
Total revenues	558	548	2	1,632	1,610	1

Loss and loss expenses from:
Current accident year before catastrophe losses	427	420	2	1,234	1,177	5
Current accident year catastrophe losses	56	19	195	236	95	148
Prior accident years before catastrophe losses	(58)	(50)	(16)	(192)	(142)	(35)
Prior accident years catastrophe losses	4	(2)	nm	8	(12)	nm
Total loss and loss expenses	429	387	11	1,286	1,118	15
Underwriting expenses	173	179	(3)	539	529	2
Underwriting loss	$(44)	$(18)	(144)	$(193)	$(37)	(422)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	76.5%	76.6%	(0.1)	75.7%	73.1%	2.6
Current accident year catastrophe losses	9.9	3.5	6.4	14.4	5.9	8.5
Prior accident years before catastrophe losses	(10.4)	(9.1)	(1.3)	(11.8)	(8.8)	(3.0)
Prior accident years catastrophe losses	0.8	(0.3)	1.1	0.5	(0.7)	1.2
Total loss and loss expenses	76.8	70.7	6.1	78.8	69.5	9.3
Underwriting expenses	31.1	32.7	(1.6)	33.1	32.9	0.2
Combined ratio	107.9%	103.4%	4.5	111.9%	102.4%	9.5

Combined ratio:	107.9%	103.4%	4.5	111.9%	102.4%	9.5
Contribution from catastrophe losses and prior years reserve development	0.3	(5.9)	6.2	3.1	(3.6)	6.7
Combined ratio before catastrophe losses and prior years reserve development	107.6%	109.3%	(1.7)	108.8%	106.0%	2.8

Overview

Performance highlights for the commercial lines segment include:

•
Premiums – Commercial lines earned premiums and net written premiums both grew during the third quarter and first nine months of 2011 primarily due to higher renewal and new business premiums that reflected improved pricing and premium growth initiatives. Premiums for our commercial casualty and workers’ compensation business include the result of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits contributed $38 million to the $22 million net increase in earned premiums for the first nine months of 2011 compared with the same period a year ago. The $10 million increase in earned premiums during the third quarter of 2011, compared with the 2010 quarter, included a $4 million increase from audit premiums as a component. Earned premiums for the first nine months of 2011 were reduced by $24 million of ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty, partially offsetting the period’s net increase. The premiums table below analyzes other components of earned premiums.

Agency renewal written premiums, up 6 percent and 3 percent for the third quarter and first nine months of 2011, also largely reflected improving economic conditions, with growth for the nine-month period partly offset by lower pricing. Net written premiums from audits during the third quarter of 2011 netted to positive $2 million. The year-over-year change from audits was favorable by $8 million for the third quarter and $26 million for the nine-month period, in part reflecting improving insured exposure-level comparatives from the slow economic recovery. We work with our agents to retain accounts with manageable risk characteristics that support the lower average prices prevailing in the marketplace. Our agents, assisted by our field associates who handle underwriting, claims, loss control or premium audit responsibilities, provide us with insights on local market conditions. We use such insights in making decisions intended to adequately price business to achieve target profit margins. We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies. Our commercial lines policies averaged an estimated price change that was slightly positive during the third quarter of 2011, an improvement compared with a negative price change in the low-single-digit rate for both the first half of 2011 and the full-year 2010 average.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 32

New business written premiums for commercial lines grew 9 percent for both the third quarter and first nine months of 2011 compared with the same periods last year. Our five newest states for our commercial lines operation – Texas, Colorado, Wyoming, Connecticut and Oregon – generated an increase in new business of approximately $5 million for the first nine months of 2011, while the increase from other states in total was $15 million or 8 percent.

Other written premiums included higher amounts ceded to reinsurers, including $1 million and $24 million for the three- and nine-month periods of 2011 to reinstate coverage layers of our property catastrophe reinsurance treaty. For the third quarter of 2011, the higher ceded premiums were partially offset by a more favorable adjustment, compared with the third quarter of last year, for estimated direct written premiums of policies in effect but not yet processed. The adjustment had an immaterial effect on earned premiums.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change %	2011	2010	Change %
Agency renewal written premiums	$507	$479	6	$1,549	$1,504	3
Agency new business written premiums	81	74	9	233	213	9
Other written premiums	(41)	(42)	2	(110)	(86)	(28)
Net written premiums	547	511	7	1,672	1,631	3
Unearned premium change	10	36	(72)	(42)	(23)	(83)
Earned premiums	$557	$547	2	$1,630	$1,608	1

•
Combined ratio – The commercial lines combined ratio for the three and nine months ended September 30, 2011, increased compared with the same periods of 2010 , driven by catastrophe losses that were 7.5 and 9.7 percentage points higher. The ratio for current accident year loss and loss expenses before catastrophe losses of 75.7 percent for the first nine months of 2011 rose 1.2 percentage points compared with the 74.5 percent accident year 2010 ratio measured as of December 31, 2010. Loss ratio improvements from more precise pricing were offset by the effect of reinsurance reinstatement premiums, by higher large losses and by higher weather-related estimated losses that were not identified as part of designated catastrophe events for the property casualty industry. Higher new large losses incurred, shown on the table on Page 34, increased the 2011 ratio by 1.9 percentage points. The effect of the $24 million ceded to reinstate coverage layers of our property catastrophe reinsurance treaty increased the 2011 ratio by 1.1 percentage points.

The net effect of reserve development on prior accident years during the third quarter and first nine months of 2011 was favorable for commercial lines overall by $54 million and $184 million compared with net favorable development of $52 million and $154 million for the same periods in 2010. For the three and nine months ended September 30, 2011, most of the commercial lines favorable reserve development on prior accident years occurred in the commercial casualty line of business, which represented 84 percent of the nine-month commercial lines favorable development. The favorable reserve development recognized during the first nine months of 2011 for commercial casualty included approximately 60 percent for accident year 2010 and nearly 20 percent for accident years 2008 through 2009, and was primarily due to reduced volatility in paid losses, reduced volatility in projections of future calendar year trends and favorable case reserve development. Reserve estimates are inherently uncertain as described in our 2010 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves, Page 82.

Our loss and loss expense ratio for workers’ compensation remained high at 87.2 percent for the first nine months of 2011, but improved 10.6 percentage points compared with the first nine months of 2010 and 6.7 points compared with full-year 2010. As discussed in our 2010 Annual Report on Form 10-K, Item 7, Commercial Lines of Business Analysis, Page 58, predictive modeling for workers’ compensation is expected to increase pricing accuracy, therefore improving profitability and the related ratios over time. In addition to continued use and refinement of predictive analytics, we use specialists who have extensive experience in underwriting workers’ compensation exposures, and claims associates who specialize in workers’ compensation claims, and we are increasing our use of loss control risk evaluation services for these accounts. Specialization and timely handling of claims through direct reporting of workers’ compensation claims, implemented in early 2010, should enable our claims representatives to more effectively manage and contain the costs of claims that have already occurred, as well as future claims. Loss control services should help prevent worker-related accidents or lessen the severity of injuries when accidents occur.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 33

The commercial lines underwriting expense ratio for third-quarter 2011 improved due to higher earned premiums and lower commission expenses. For the first nine months of 2011 it increased compared with the same periods of 2010, primarily due to earned premiums that were lowered by $24 million of ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty.

Underwriting results and related measures for the combined ratio are summarized in the first table of Commercial Lines Insurance Results of Operations. The tables and discussion below provide additional details for certain primary drivers of underwriting results.

Commercial Lines Insurance Losses by Size

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change %	2011	2010	Change %
New losses greater than $4,000,000	$18	$17	6	$34	$34	1
New losses $1,000,000-$4,000,000	40	28	45	110	82	35
New losses $250,000-$1,000,000	45	37	23	122	117	4
Case reserve development above $250,000	52	62	(17)	129	123	4
Total large losses incurred	155	144	8	395	356	11
Other losses excluding catastrophe losses	131	151	(13)	421	471	(11)
Catastrophe losses	58	17	230	241	84	188
Total losses incurred	$344	$312	10	$1,057	$911	16

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
New losses greater than $4,000,000	3.2%	3.1%	0.1	2.1%	2.1%	0.0
New losses $1,000,000-$4,000,000	7.3	5.1	2.2	6.8	5.1	1.7
New losses $250,000-$1,000,000	8.1	6.7	1.4	7.5	7.3	0.2
Case reserve development above $250,000	9.3	11.4	(2.1)	7.9	7.7	0.2
Total large loss ratio	27.9	26.3	1.6	24.3	22.2	2.1
Other losses excluding catastrophe losses	23.5	27.6	(4.1)	25.8	29.3	(3.5)
Catastrophe losses	10.4	3.2	7.2	14.7	5.2	9.5
Total loss ratio	61.8%	57.1%	4.7	64.8%	56.7%	8.1

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The third-quarter commercial lines total large losses incurred of $155 million, net of reinsurance, were significantly higher than the $119 million quarterly average during 2010 and somewhat higher than the $144 million for the 2010 third quarter. The ratio for these large losses and case reserve increases was 1.6 percentage points higher compared with last year’s third quarter, primarily due to higher incurred losses for fires. The third-quarter increase in losses added to the ratio for total large losses incurred for the first nine months of 2011, which also was higher than in 2010 primarily due to incurred losses from commercial fires. We believe results for the three-month and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 34

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

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change %	2011	2010	Change %
Commercial casualty:
Written premiums	$175	$161	9	$541	$520	4
Earned premiums	180	182	(1)	532	518	3

Current accident year before catastrophe losses	64.1%	75.0%		69.5%	73.3%
Current accident year catastrophe losses	0.0	0.0		0.0	0.0
Prior accident years before catastrophe losses	(26.7)	(18.5)		(28.7)	(18.9)
Prior accident years catastrophe losses	0.0	0.0		0.0	0.0
Total loss and loss expenses ratio	37.4%	56.5%		40.8%	54.4%

Commercial property:
Written premiums	$132	$122	8	$387	$375	3
Earned premiums	128	123	4	369	365	1

Current accident year before catastrophe losses	77.6%	60.5%		73.0%	59.7%
Current accident year catastrophe losses	33.8	10.3		41.5	20.0
Prior accident years before catastrophe losses	(4.9)	1.3		0.5	(0.4)
Prior accident years catastrophe losses	3.7	(1.3)		2.8	(2.0)
Total loss and loss expenses ratio	110.2%	70.8%		117.8%	77.3%

Commercial auto:
Written premiums	$96	$91	5	$305	$293	4
Earned premiums	100	96	4	292	287	2

Current accident year before catastrophe losses	67.8%	67.1%		72.2%	68.2%
Current accident year catastrophe losses	2.5	(0.5)		3.0	1.3
Prior accident years before catastrophe losses	3.5	(5.3)		(10.3)	(4.0)
Prior accident years catastrophe losses	(0.1)	0.0		(0.2)	(0.4)
Total loss and loss expenses ratio	73.7%	61.3%		64.7%	65.1%

Workers' compensation:
Written premiums	$71	$68	4	$234	$235	0
Earned premiums	78	77	1	235	230	2

Current accident year before catastrophe losses	119.2%	127.5%		107.9%	111.3%
Current accident year catastrophe losses	0.0	0.0		0.0	0.0
Prior accident years before catastrophe losses	(28.4)	(15.3)		(20.7)	(13.5)
Prior accident years catastrophe losses	0.0	0.0		0.0	0.0
Total loss and loss expenses ratio	90.8%	112.2%		87.2%	97.8%

Specialty packages:
Written premiums	$36	$37	(3)	$100	$112	(11)
Earned premiums	36	38	(5)	100	112	(11)

Current accident year before catastrophe losses	91.6%	60.8%		81.5%	65.8%
Current accident year catastrophe losses	25.7	18.9		72.7	16.8
Prior accident years before catastrophe losses	19.6	9.6		13.2	8.7
Prior accident years catastrophe losses	(0.9)	(0.2)		(1.1)	(3.4)
Total loss and loss expenses ratio	136.0%	89.1%		166.3%	87.9%

Surety and executive risk:
Written premiums	$28	$23	22	$78	$70	11
Earned premiums	26	22	18	76	71	7

Current accident year before catastrophe losses	54.7%	91.2%		52.4%	63.4%
Current accident year catastrophe losses	0.0	0.0		0.0	0.0
Prior accident years before catastrophe losses	32.5	(17.3)		31.0	(10.2)
Prior accident years catastrophe losses	0.0	0.0		0.0	0.0
Total loss and loss expenses ratio	87.2%	73.9%		83.4%	53.2%

Machinery and equipment:
Written premiums	$9	$9	0	$27	$26	4
Earned premiums	9	9	0	26	25	4

Current accident year before catastrophe losses	38.7%	20.4%		33.1%	30.6%
Current accident year catastrophe losses	2.4	(1.7)		0.9	0.1
Prior accident years before catastrophe losses	(1.6)	(6.8)		4.5	(6.9)
Prior accident years catastrophe losses	0.0	0.0		0.0	(0.4)
Total loss and loss expenses ratio	39.5%	11.9%		38.5%	23.4%

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 35

As discussed above, the loss and loss expense ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three and nine months ended September 30, 2011, the commercial line of business with the most significant profitability challenge was workers’ compensation, assuming the property portion of applicable lines of business have future weather-related loss experience that returns to our longer-term historical average. As discussed above, our actions to improve pricing and reduce loss costs for workers’ compensation are expected to benefit future profitability trends, and during the first nine months of 2011 the line’s loss and loss expense ratio improved 10.6 percentage points compared with the first nine months of 2010 and 6.7 points compared with full-year 2010.

Personal Lines Insurance Results of Operations

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change %	2011	2010	Change %
Earned premiums	$193	$182	6	$563	$535	5
Fee revenues	-	-	nm	1	1	0
Total revenues	193	182	6	564	536	5

Loss and loss expenses from:
Current accident year before catastrophe losses	148	128	16	423	364	16
Current accident year catastrophe losses	34	12	183	185	63	194
Prior accident years before catastrophe losses	(13)	(7)	(86)	(24)	(16)	(50)
Prior accident years catastrophe losses	(1)	(1)	0	(6)	(4)	(50)
Total loss and loss expenses	168	132	27	578	407	42
Underwriting expenses	62	57	9	168	181	(7)
Underwriting loss	$(37)	$(7)	(429)	$(182)	$(52)	(250)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	76.8%	70.0%	6.8	75.2%	68.1%	7.1
Current accident year catastrophe losses	17.6	6.9	10.7	32.9	11.6	21.3
Prior accident years before catastrophe losses	(6.3)	(3.7)	(2.6)	(4.2)	(3.1)	(1.1)
Prior accident years catastrophe losses	(0.8)	(0.9)	0.1	(1.2)	(0.6)	(0.6)
Total loss and loss expenses	87.3	72.3	15.0	102.7	76.0	26.7
Underwriting expenses	32.4	31.1	1.3	29.9	33.8	(3.9)
Combined ratio	119.7%	103.4%	16.3	132.6%	109.8%	22.8

Combined ratio:	119.7%	103.4%	16.3	132.6%	109.8%	22.8
Contribution from catastrophe losses and prior years reserve development	10.5	2.3	8.2	27.5	7.9	19.6
Combined ratio before catastrophe losses and prior years reserve development	109.2%	101.1%	8.1	105.1%	101.9%	3.2

Overview

Performance highlights for the personal lines segment include:

•
Premiums – Personal lines earned premiums and net written premiums for the three and nine months ended September 30, 2011, again grew due to higher renewal and new business premiums. The increase reflected improved pricing, partially offset by ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty. The premiums table below analyzes other components of earned premiums.

Agency renewal written premiums increased 11 percent and 10 percent in the third quarter and first nine months of 2011 because of rate increases, strong policy retention rates and premium growth initiatives. Various rate changes were implemented beginning in October 2009, including increases for our homeowner line of business averaging approximately 6 percent, with some individual policy rate increases in the double-digit range. Homeowner rate changes averaging approximately 7 percent were implemented beginning the fourth quarter of 2010 for states representing the majority of our personal lines business. For our personal auto line of business, rate changes with a low-single-digit average increase were implemented beginning in the fourth quarter of 2010. For our homeowner lines of business, we are targeting rate changes for late 2011 and early 2012 that are slightly higher than the respective rate changes from late 2010. We are targeting early 2012 rate changes for personal auto that average a small net positive rate change in total, while some individual policies may experience lower rates based on enhanced pricing precision enabled by predictive models.

Personal lines new business written premium growth has started to moderate following several quarters of strong growth, with increases of less than 1 percent and 9 percent for the three and nine months ended September 30, 2011, compared with 2010 periods. We continue to believe we are

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 36

successful in attracting more of our agents’ preferred business that is priced more accurately based on the insured exposure. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Other written premiums – which primarily include premiums ceded to our reinsurers as part of our reinsurance program – contributed negative $6 million and negative $19 million to net written premium growth for the three and nine months ended September 30, 2011, compared with the same periods of 2010. The third-quarter decrease was primarily due to $5 million of ceded premiums for our 3rd and 4th Event Cover from our property catastrophe reinsurance program, discussed on Page 30.The nine-month decrease was primarily due to $18 million of ceded premiums, including $15 million recorded during the second quarter, plus $3 million during the third quarter, to reinstate coverage layers of our property catastrophe reinsurance treaty.

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

Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change %	2011	2010	Change %
Agency renewal written premiums	$209	$189	11	$570	$519	10
Agency new business written premiums	25	25	0	73	67	9
Other written premiums	(12)	(6)	(100)	(38)	(19)	(100)
Net written premiums	222	208	7	605	567	7
Unearned premium change	(29)	(26)	(12)	(42)	(32)	(31)
Earned premiums	$193	$182	6	$563	$535	5

•
Combined ratio – The personal lines combined ratio for the three and nine months ended September 30, 2011,  rose compared with the same periods of 2010, primarily due to weather-related catastrophe losses that were 10.8 and 20.7 percentage points higher. The 75.2 percent ratio for current accident year loss and loss expenses before catastrophe losses for the first nine months of 2011 rose 4.8 percentage points compared with the 70.4 percent accident year 2010 ratio measured as of December 31, 2010. Pricing changes that benefited the current accident year ratio were offset by the effect of reinsurance reinstatement premiums and by higher weather-related estimated losses that were not identified as part of designated catastrophe events for the property casualty industry, typically referred to as non-catastrophe weather losses. The effect of the $18 million ceded to reinstate coverage layers of our property catastrophe reinsurance treaty increased the 2011 ratio by 2.4 percentage points. For our homeowner line of business alone, non-catastrophe weather losses from wind, hail and lightning were $16 million higher during the first nine months of 2011 compared with the same period of 2010, raising the 2011 loss ratio by 2.8 percentage points.

In addition to the rate increases discussed above, we continue to refine our pricing to better match premiums to the risk of loss on individual policies. We also continue to increase our pricing sophistication by incorporating attributes of risk that characterize the insured exposure. The results of improved pricing per risk and broad-based rate increases are expected to improve the combined ratio over the next several quarters. In addition, greater geographic diversification is expected over time to reduce the volatility of homeowner loss ratios attributable to weather-related catastrophe losses. During the first quarter of 2011, we implemented an additional reinsurance program solely to decrease from $6 million to $4 million the amount of loss we retain on new large homeowner losses. Our homeowner policies in force during 2009 and 2010 experienced one new loss each year in that size range. No new homeowner losses of that magnitude were incurred during the first nine months of 2011.

Catastrophe losses accounted for 16.8 and 31.7 percentage points of the combined ratio for the three and nine months ended September 30, 2011, compared with 6.0 and 11.0 percentage points for the same periods last year. The 10-year annual average through 2010 for the personal lines segment was 8.7 percentage points, and the five-year annual average was 10.2 percentage points.

Personal lines reserve development on prior accident years continued to trend favorably during the third quarter and first nine months of 2011, more favorably than during the same periods of 2010. Nearly half of the favorable reserve development on prior accident years recognized during the first nine months of 2011 occurred in the other personal line of business, and the remainder was  split roughly even between personal auto and homeowner. Approximately half of the personal lines

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 37

favorable reserve development recognized during the first nine months of 2011 was for accident year 2010 and approximately one-third for accident years 2008 through 2009. Reserve estimates are inherently uncertain as described in our 2010 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves, Page 82.

The underwriting expense ratio rose for the third quarter and declined for first nine months of 2011 compared with the same periods of 2010. The primary reason for the third-quarter increase was higher commission expenses. The lower nine-month ratio was primarily due to the first-quarter 2010 provisions for matters involving prior years and related to Note 10, Commitments and Contingent Liabilities, Page 18.

Personal Lines Insurance Losses by Size

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change %	2011	2010	Change %
New losses greater than $4,000,000	$0	$0	nm	$0	$0	nm
New losses $1,000,000-$4,000,000	4	5	(20)	17	15	8
New losses $250,000-$1,000,000	11	7	59	35	27	29
Case reserve development above $250,000	4	4	5	11	8	39
Total large losses incurred	19	16	21	63	50	24
Other losses excluding catastrophe losses	100	88	14	279	250	12
Catastrophe losses	32	11	191	177	59	201
Total losses incurred	$151	$115	31	$519	$359	45

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
New losses greater than $4,000,000	0.0%	0.0%	0.0	0.0%	0.0%	0.0
New losses $1,000,000-$4,000,000	2.2	2.8	(0.6)	3.0	2.9	0.1
New losses $250,000-$1,000,000	6.0	4.0	2.0	6.1	5.0	1.1
Case reserve development above $250,000	1.9	2.0	(0.1)	2.0	1.5	0.5
Total large losses incurred	10.1	8.8	1.3	11.1	9.4	1.7
Other losses excluding catastrophe losses	52.0	48.4	3.6	49.6	46.6	3.0
Catastrophe losses	16.4	6.0	10.4	31.4	11.0	20.4
Total loss ratio	78.5%	63.2%	15.3	92.1%	67.0%	25.1

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2011, the ratio for these losses and case reserve increases, net of reinsurance, was 1.3 percentage points higher compared with last year’s third quarter, primarily due to a higher number of personal auto claims and incurred losses. The nine-month result rose 1.7 percentage points primarily due to a higher number of large homeowner claims and incurred losses related to fires during the first quarter and from the higher personal auto incurred losses during the third quarter of 2011. We believe results for the three- and nine-month periods ended September 30, 2011, largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 38

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

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change %	2011	2010	Change %
Personal auto:
Written premiums	$107	$98	9	$293	$268	9
Earned premiums	94	86	9	273	250	9

Current accident year before catastrophe losses	66.6%	68.3%		67.4%	67.3%
Current accident year catastrophe losses	1.5	0.2		4.3	1.5
Prior accident years before catastrophe losses	1.7	(0.3)		(2.8)	(1.9)
Prior accident years catastrophe losses	(0.1)	(0.1)		(0.2)	(0.2)
Total loss and loss expenses ratio	69.7%	68.1%		68.7%	66.7%

Homeowner:
Written premiums	$87	$83	5	$233	$224	4
Earned premiums	74	72	3	216	214	1

Current accident year before catastrophe losses	86.2%	72.0%		84.5%	69.8%
Current accident year catastrophe losses	40.3	15.5		74.7	25.8
Prior accident years before catastrophe losses	(6.1)	(0.9)		(1.4)	0.6
Prior accident years catastrophe losses	(1.8)	(2.1)		(2.7)	(1.3)
Total loss and loss expenses ratio	118.6%	84.5%		155.1%	94.9%

Other personal:
Written premiums	$28	$27	4	$79	$75	5
Earned premiums	25	24	4	74	71	4

Current accident year before catastrophe losses	87.0%	70.1%		77.0%	65.1%
Current accident year catastrophe losses	10.4	4.7		16.1	4.7
Prior accident years before catastrophe losses	(36.4)	(24.1)		(17.6)	(17.7)
Prior accident years catastrophe losses	(0.6)	(0.4)		(0.6)	(0.5)
Total loss and loss expenses ratio	60.4%	50.3%		74.9%	51.6%

As discussed above, the loss and loss expense ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three and nine months ended September 30, 2011, the personal line of business with the most significant profitability challenge was homeowner, assuming the property portion of other lines of business have future weather-related loss experience that returns to our longer-term historical average. As discussed above, we continue actions to improve pricing per risk and overall rates, which are expected to improve future profitability. In addition, we anticipate that the long-term future average for the catastrophe loss ratio would improve due to gradual geographic diversification into states less prone to catastrophe losses.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 39

Excess And Surplus Lines Insurance Results of Operations

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change %	2011	2010	Change %
Earned premiums	$19	$14	36	$51	$36	42

Loss and loss expenses from:
Current accident year before catastrophe losses	12	13	(8)	40	34	18
Current accident year catastrophe losses	-	-	nm	1	-	nm
Prior accident years before catastrophe losses	-	-	nm	(7)	1	nm
Prior accident years catastrophe losses	-	-	nm	-	-	nm
Total loss and loss expenses	12	13	(8)	34	35	(3)
Underwriting expenses	6	4	50	16	12	33
Underwriting profit (loss)	$1	$(3)	nm	$1	$(11)	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	62.7%	104.9%	(42.2)	78.9%	95.9%	(17.0)
Current accident year catastrophe losses	2.5	(0.1)	2.6	3.1	1.7	1.4
Prior accident years before catastrophe losses	(3.0)	(1.1)	(1.9)	(14.8)	3.7	(18.5)
Prior accident years catastrophe losses	0.0	0.0	0.0	0.1	0.0	0.1
Total loss and loss expenses	62.2	103.7	(41.5)	67.3	101.3	(34.0)
Underwriting expenses	31.4	26.1	5.3	31.7	30.1	1.6
Combined ratio	93.6%	129.8%	(36.2)	99.0%	131.4%	(32.4)

Combined ratio:	93.6%	129.8%	(36.2)	99.0%	131.4%	(32.4)
Contribution from catastrophe losses and prior years reserve development	(0.5)	(1.2)	0.7	(11.6)	5.4	(17.0)
Combined ratio before catastrophe losses and prior years reserve development	94.1%	131.0%	(36.9)	110.6%	126.0%	(15.4)

Overview

Performance highlights for the excess and surplus lines segment include:

•
Premiums – Excess and surplus lines earned premiums and net written premiums grew for the three and nine months ended September 30, 2011. Growth in renewal written premiums accounted for most of the increase.

Renewal written premiums grew 56 percent for the third quarter of 2011, compared with the same period of 2010, and grew 71 percent for the nine-month period, primarily due to the opportunity to renew many accounts for the first time as described in our 2010 Annual Report on Form 10-K, Item 7, Excess and Surplus Lines Insurance Results of Operation, Page 70. Renewal pricing changes also accounted for some of the growth, as our excess and surplus lines policies’ average estimated pricing change continued to increase in a low- to mid-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.

New business written premium declined somewhat during the third quarter, reflecting careful underwriting in a highly competitive market, and grew modestly during first nine months of 2011, at roughly half the rate of the full-year 2010 increase of 9 percent. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 40

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change %	2011	2010	Change %
Renewal written premiums	$14	$9	56	$36	$21	71
New business written premiums	9	10	(10)	28	27	4
Other written premiums	(1)	(2)	50	(3)	(5)	40
Net written premiums	22	17	29	61	43	42
Unearned premium change	(3)	(3)	0	(10)	(7)	(43)
Earned premiums	$19	$14	36	$51	$36	42

•
Combined ratio – The excess and surplus lines combined ratio for the three and nine months ended September 30, 2011, improved 36.2 and 32.4 percentage points compared with the same periods of 2010, primarily due to lower ratios for current accident year loss and loss expenses and higher levels of net favorable reserve development on prior accident years. The 78.9 percent ratio for current accident year loss and loss expenses before catastrophe losses for the first nine months of 2011 decreased 4.9 percentage points compared with the 83.8 percent accident year 2010 ratio measured as of December 31, 2010. Favorable trends for both reported loss experience and reserves for estimated losses incurred but not reported (IBNR) drove the lower 2011 ratio.

Catastrophe losses accounted for 2.5 and 3.2 percentage points of the combined ratio for the three and nine months ended September 30, 2011, compared with negative 0.1 and 1.7 percentage points in the same periods of 2010.

Excess and surplus reserve development on prior accident years trended very favorably for the three and nine months ended September 30, 2011. Both losses and loss expenses trended favorably, with loss expenses representing the larger amount. Reserve estimates are inherently uncertain as described in our 2010 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves, Page 82.

The underwriting expense ratio for the third quarter of 2011, compared with the same period of 2010, rose 5.3 percentage points while the nine-month ratio rose 1.6 percentage points. Higher commission expenses and a larger allocation of technology related costs were largely responsible for the third quarter increase. The nine-month ratio increased primarily due to higher commission expenses.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 41

Life Insurance Results of Operations

(In millions)	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change %	2011	2010	Change %
Earned premiums	$43	$41	5	$123	$120	3
Separate account investment management fees	1	-	nm	2	1	100
Total revenues	44	41	7	125	121	3
Contract holders' benefits incurred	49	44	11	138	129	7
Investment interest credited to contract holders	(21)	(21)	0	(61)	(60)	(2)
Operating expenses incurred	19	19	0	49	51	(4)
Total benefits and expenses	47	42	12	126	120	5
Life insurance segment profit	$(3)	$(1)	(200)	$(1)	$1	nm

Overview

Performance highlights for the life insurance segment include:

•	Revenues – Revenues were higher for the three and nine months ended September 30, 2011, primarily due to higher earned premiums from term life insurance products.

Gross in-force life insurance policy face amounts increased to $76.911 billion at September 30, 2011, from $74.124 billion at year-end 2010.

Fixed annuity deposits received for the three and nine months ended September 30, 2011, were $18 million and $107 million compared with $37 million and $153 million for the same periods of 2010. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities with a portion representing profit subsequently earned over time. We do not write variable or equity indexed annuities.

Life Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change %	2011	2010	Change %
Term life insurance	$27	$25	8	$79	$72	10
Universal life insurance	10	10	0	24	29	(17)
Other life insurance, annuity, and disability income products	6	6	0	20	19	5
Net earned premiums	$43	$41	5	$123	$120	3

•
Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because most of its investment income is included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. The loss of $1 million for our life insurance segment in the first nine months of 2011 compares with profit of $1 million for the same period of 2010, primarily due to less favorable mortality experience.

Although we report most of our life insurance company investment income in our investments segment results, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life insurance related invested assets, the life insurance company reported a net profit of $4 million and $8 million in the three and nine months ended September 30, 2011, compared with a net profit of $8 million and $24 million for the same periods of 2010. The life insurance company portfolio had after-tax realized investment losses of $2 million and $17 million in the three and nine months ended September 30, 2011, compared with after-tax realized investment gains of $1 million and after-tax realized investment losses of less than $1 million for the same periods of 2010. The realized investment losses during the first nine months were primarily due to impairment of certain securities during the first quarter as discussed in Investments Results of Operations on Page 43.

Life segment benefits and expenses consist principally of contract holders’ (policyholders’) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits rose in the first nine months of 2011 due to increased levels of net death claims. Although net death claims increased, they remained within our range of pricing expectations. Operating expenses decreased slightly from the first nine months of 2010 as a modest increase in underwriting expenses related to third-party fees for the administration of closed blocks of life and health policies was offset by a slight decrease in commission expense related to decreased annuity deposits received during the nine months ended September 30, 2011.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 42

Investments Results of Operations

Overview

The investments segment contributes investment income and realized gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income

Pretax investment income increased 2 percent and 1 percent for the three and nine months ended September 30, 2011, compared with the same periods of 2010. Investment income from interest on bonds grew primarily due to a larger portfolio base, with higher levels of fixed-maturity invested assets offsetting lower average yields. Higher dividend income for the nine-month period reflected rising dividend rates, while the lower third-quarter amount reflected the variable timing of ex-dividend dates for declared dividends. Average yields in the table below are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value. In our 2010 Annual Report on Form 10-K, Item 1, Investments Segment, Page 19 and Item 7, Investments Outlook, Page 78, we discussed our portfolio strategies. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in Item 3, Quantitative and Qualitative Disclosures About Market Risk, Page 50.

We continue to position our portfolio with consideration to both the challenges presented by the current low interest rate environment and the risks presented by potential future inflation. As bonds in our generally laddered portfolio mature or are called over the near term, we will be challenged to replace their current yield. As discussed in our 2010 Annual Report on Form 10-K, Item 1, Investments Segment, Fixed-maturity and Short-term Investments, Page 20, approximately 17 percent of our fixed-maturity investments mature during 2011 through 2013 with an average pretax yield-to-amortized cost of 5.2 percent, including 1.3 percent during the last quarter of 2011 or the first quarter of 2012 yielding 5.1 percent. While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term.

Investment Results

(In millions)	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change %	2011	2010	Change %
Total investment income, net of expenses, pre-tax	$130	$128	2	$393	$388	1
Investment interest credited to contract holders	(21)	(21)	0	(61)	(60)	(2)
Realized investment gains and losses summary:
Realized investment gains and losses	5	151	(97)	110	170	(35)
Change in fair value of securities with embedded derivatives	(4)	5	nm	-	6	nm
Other-than-temporary impairment charges	(3)	(1)	(200)	(33)	(36)	8
Total realized investment gains and losses	(2)	155	nm	77	140	(45)
Investment operations profit	$107	$262	(59)	$409	$468	(13)

(In millions)	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change %	2011	2010	Change %
Investment income:
Interest	$107	$104	3	$319	$318	0
Dividends	24	25	(4)	77	73	5
Other	1	1	0	3	3	0
Investment expenses	(2)	(2)	0	(6)	(6)	0
Total investment income, net of expenses, pre-tax	130	128	2	393	388	1
Income taxes	(32)	(31)	(3)	(97)	(95)	(2)
Total investment income, net of expenses, after-tax	$98	$97	1	$296	$293	1

Effective tax rate	24.7%	24.3%		24.6%	24.4%

Average invested assets plus cash and cash equivalents	$11,317	$10,905		$11,280	$10,931

Average yield pre-tax	4.6%	4.7%		4.6%	4.7%
Average yield after-tax	3.5%	3.6%		3.5%	3.6%

Effective fixed-maturity tax rate	26.8%	26.3%		26.7%	26.3%

Average fixed-maturity at amortized cost	$8,149	$7,754		$8,034	$7,619

Average fixed-maturity yield pre-tax	5.3%	5.4%		5.3%	5.6%
Average fixed-maturity yield after-tax	3.8%	4.0%		3.9%	4.1%

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 43

Net Realized Gains and Losses

We reported net realized investment losses of $2 million and gains of $77 million in the three and nine months ended September 30, 2011, as net gains from investment sales and bond calls were partially offset by other-than-temporary impairment (OTTI) charges. OTTI charges were $3 million and $33 million during the third quarter and first nine months of 2011. We reported net realized investment gains of $155 million and $140 million in the three and nine months ended September 30, 2010, as net gains from investment sales and bond calls offset OTTI charges.

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

The total net realized investment gains for the first nine months of 2011 include:

•	$97 million in gains from the sale of various common stock holdings.

•	$10 million in net gains from fixed-maturity security sales and calls.

•	$33 million in OTTI charges to write down holdings of equities and fixed maturities.

The $33 million in OTTI charges included approximately $30 million from AllianceBernstein Holding L.P. (NYSE:AB) common stock and $3 million from six fixed-maturity securities.

Of the 2,728 securities in the portfolio, two equity securities were trading below 70 percent of amortized cost at September 30, 2011. The fair value on the two equity securities was $48 million with a $27 million unrealized loss position. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential OTTI charges. We believe that if the improving liquidity in the markets were to reverse, or the economic recovery were to significantly stall, we could experience declines in portfolio values and possible additional OTTI charges.

The table below provides additional detail for OTTI charges.

(In millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Fixed maturities
Services cyclical	$1	$-	$1	$-
Real estate	-	-	-	1
Consumer cyclical	1	-	1	-
Other	1	1	1	2
Total fixed maturities	3	1	3	3

Common equities
Financial	-	-	30	-
Health	-	-	-	21
Information technology	-	-	-	12
Total common equities	-	-	30	33

Total	$3	$1	$33	$36

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 44

Other

We report as Other the non-investment operations of the parent company and a non-insurer subsidiary, CFC Investment Company.

Losses before income taxes for Other were largely driven by interest expense from debt of the parent company.

(In millions)	Three months ended September 30,			Nine months ended September 30,
	2011	2010		2011	2010	Change %
Interest and fees on loans and leases	$1	$3	(67)	$5	$6	(17)
Other revenues	1	-	nm	1	(1)	nm
Total revenues	2	3	(33)	6	5	20
Interest expense	13	13	0	40	40	0
Operating expenses	2	2	0	10	7	43
Total expenses	15	15	0	50	47	6
Other loss	$(13)	$(12)	(8)	$(44)	$(42)	(5)

Taxes

We had $8 million and $42 million of income tax benefit in the three and nine months ended September 30, 2011, compared with $65 million and $76 million of income tax expense for the same periods of 2010. The effective tax rate for the three and nine months ended September 30, 2011, was negative 72.7 percent and positive 420.0 percent compared with positive 29.4 percent and positive 23.2 percent for the same periods last year.

The change in our effective tax rate was primarily due to changes in pretax income from underwriting results, changes in investment income and the amount of realized investment gains and losses.

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Tax-Exempt Fixed Maturities, Page 52 for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For our insurance subsidiaries, approximately 85 percent of income from tax-advantaged fixed-maturity investments is exempt from federal tax. Our non-insurance companies own an immaterial amount of tax-advantaged fixed-maturity investments. For our insurance subsidiaries, the dividend received deduction, after the dividend proration of the 1986 Tax Reform Act, exempts approximately 60 percent of dividends from qualified equities from federal tax. For our non-insurance companies, the dividend received deduction exempts 70 percent of dividends from qualified equities. Details about our effective tax rate are found in our 2010 Annual Report on Form 10-K, Item 8, Note 11, Income Taxes, Page 120, and in Item 1, Note 11 – Income Taxes, Page 18.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 45

Liquidity and Capital Resources

At September 30, 2011, shareholders’ equity was $4.786 billion compared with $5.032 billion at December 31, 2010. Total debt was $894 million at September 30, 2011, compared with $839 million at December 31, 2010. At September 30, 2011, cash and cash equivalents totaled $308 million compared with $385 million at December 31, 2010.

Sources of Liquidity

Subsidiary Dividends

Our lead insurance subsidiary declared dividends of $120 million to the parent company during the first nine months of 2011 compared with $170 million for the same period of 2010. The lower amount of insurance subsidiary dividends for 2011 was driven by higher catastrophe losses. For the full-year 2010, subsidiary dividends declared totaled $220 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. During 2011, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $378 million.

Investing Activities

Investment income is a source of liquidity for both the parent company and its insurance subsidiary. We continue to focus on portfolio strategies to balance near-term income generation and long-term book value growth.

Parent company obligations can be funded with income on investments held at the parent company level or through sales of securities in that portfolio, although we prefer to follow an investment philosophy seeking to compound cash flows over the long term. These sources of capital can help minimize subsidiary dividends to the parent company, protecting insurance subsidiary capital.

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

The table below shows a summary of cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Premiums collected	$795	$755	$2,321	$2,200
Loss and loss expenses paid	(566)	(505)	(1,696)	(1,372)
Commissions and other underwriting expenses paid	(236)	(232)	(759)	(743)
Insurance subsidiary cash flow from underwriting	(7)	18	(134)	85
Investment income received	91	97	270	272
Insurance operating cash flow	$84	$115	$136	$357

Collected premiums for property casualty insurance are up $121 million for the first nine months of 2011, but the increase was more than offset by a $324 million increase in loss and loss expenses paid, largely due to higher catastrophe losses paid.

We discuss our future obligations for claims payments and for underwriting expenses in our 2010 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 81, and Other Commitments, also on Page 81.

Capital Resources

At September 30, 2011, our debt-to-total-capital ratio rose to 15.7 percent, with $790 million in long-term debt and $104 million in borrowing on our revolving short-term lines of credit. The source of the short-term borrowing was the $150 million line of credit described in our 2010 Annual Report on Form 10-K, Item 7, Short-Term Debt, Page 80. During the third quarter of 2011 there was a $55 million increase to the June 30, 2011, balance of $49 million in short-term debt. The balance was $49 million throughout 2010. The parent company borrowed an additional $55 million in the third quarter primarily to fund share repurchases using our relatively low-cost source of borrowing. Based on our present capital requirements, we do not anticipate a material increase in debt levels during the remainder of 2011. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders’ equity.

We provide details of our three long-term notes in our 2010 Annual Report on Form 10-K, Item 8, Note 8, Senior Debt, Page 118. None of the notes are encumbered by rating triggers.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 46

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

•
Commissions – Commissions paid were $456 million in the first nine months of 2011. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.

•
Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Non-commission underwriting expenses paid were $303 million in the first nine months of 2011.

•
In addition to contractual obligations for hardware and software, we anticipate capitalizing approximately $5 million in spending for key technology initiatives in 2011. Capitalized development costs related to key technology initiatives were $4 million in the first nine months of 2011. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

We contributed $35 million to our qualified pension plan during the first quarter of 2011. We do not anticipate further contributions during the remainder of 2011.

Investing Activities

After fulfilling operating requirements, we invest cash flows from underwriting, investment and other corporate activities in fixed-maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. We discuss our investment strategy and certain portfolio attributes in Item 3, Quantitative and Qualitative Disclosures about Market Risk, Page 50.

Uses of Capital

Uses of cash to enhance shareholder return include dividends to shareholders. In February and May 2011, the board of directors declared a regular quarterly cash dividend of 40 cents per share. In August 2011, the regular quarterly cash dividend was declared at 40.25 cents per share for an indicated annual rate of $1.61 per share. During the first nine months of 2011, we used $191 million to pay cash dividends to shareholders.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 47

Property Casualty Insurance Reserves

For the business lines in the commercial and personal lines insurance segments, and in total for the excess and surplus lines segment, the following table detail gross reserves among case, IBNR and loss expense reserves, net of salvage and subrogation reserves. Reserving practices are discussed in our 2010 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves, Page 82.

The rise in total gross reserves was primarily due to higher case and IBNR reserves for our commercial property, specialty packages and homeowner lines of business. Catastrophe and non-catastrophe weather losses accounted for most of the increase.

Property and Casualty Gross Reserves

(In millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
	reserves	reserves	reserves	reserves	of total
At September 30, 2011
Commercial lines insurance
Commercial casualty	$891	$345	$523	$1,759	39.4%
Commercial property	253	63	43	359	8.0
Commercial auto	253	35	57	345	7.7
Workers' compensation	484	471	147	1,102	24.7
Specialty packages	120	20	32	172	3.9
Surety and executive risk	125	5	68	198	4.5
Machinery and equipment	3	3	2	8	0.2
Subtotal	2,129	942	872	3,943	88.4

Personal lines insurance
Personal auto	127	0	30	157	3.5
Homeowner	97	64	23	184	4.1
Other personal	41	52	10	103	2.3
Subtotal	265	116	63	444	9.9

Excess and surplus lines	36	20	20	76	1.7

Total	$2,430	$1,078	$955	$4,463	100.0%
At December 31, 2010
Commercial lines insurance
Commercial casualty	$966	$321	$533	$1,820	44.0%
Commercial property	130	13	32	175	4.2
Commercial auto	258	41	60	359	8.7
Workers' compensation	476	465	147	1,088	26.3
Specialty packages	80	2	10	92	2.2
Surety and executive risk	130	2	57	189	4.6
Machinery and equipment	1	3	1	5	0.1
Subtotal	2,041	847	840	3,728	90.1

Personal lines insurance
Personal auto	126	(1)	28	153	3.7
Homeowner	73	21	17	111	2.7
Other personal	37	43	9	89	2.1
Subtotal	236	63	54	353	8.5

Excess and surplus lines	29	10	17	56	1.4

Total	$2,306	$920	$911	$4,137	100.0%

Life Insurance Reserves

Gross life policy reserves were $2.179 billion at September 30, 2011, compared with $2.034 billion at year-end 2010, reflecting continued growth in fixed annuities and life insurance policies in force. We discuss our life insurance reserving practices in our 2010 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 89.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 48

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

Level 1 and Level 2 Valuation Techniques

Over 99 percent of the $11.463 billion of securities in our investment portfolio measured at fair value are classified as Level 1 or Level 2. Financial assets that fall within Level 1 and Level 2 are priced according to observable data from identical or similar securities that have traded in the marketplace. Also within Level 2 are securities that are valued by outside services or brokers where we have evaluated the pricing methodology and determined that the inputs are observable.

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

Management ultimately determined the pricing for each Level 3 security that we considered to be the best exit price valuation. As of September 30, 2011, total Level 3 assets were less than 1 percent of our investment portfolio measured at fair value. Broker quotes are obtained for thinly traded securities that subsequently fall within the Level 3 hierarchy. We have generally obtained two non-binding quotes from brokers and, after evaluating, our investment professionals typically selected the more conservative price for fair value.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 49

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The fair value of our investment portfolio was $11.463 billion at September 30, 2011, compared with $11.424 billion at year-end 2010.

(In millions)	At September 30, 2011				At December 31, 2010
	Cost or amortized cost	% to total	Fair value	% to total	Cost or amortized cost	% to total	Fair value	% to total
Taxable fixed maturities	$5,453	52.9%	$5,939	51.8%	$5,139	50.5%	$5,533	48.4%
Tax-exempt fixed maturities	2,726	26.4	2,915	25.4	2,749	27.0	2,850	25.0
Common equities	2,057	20.0	2,509	21.9	2,211	21.7	2,940	25.7
Preferred equities	75	0.7	100	0.9	75	0.8	101	0.9
Total	$10,311	100.0%	$11,463	100.0%	$10,174	100.0%	$11,424	100.0%

Our consolidated investment portfolio contains $31 million of assets for which values are based on prices or valuation techniques that require management judgment (Level 3 assets). We generally obtain at least two outside valuations for these assets and generally use the more conservative calculation. These investments include private placements, small issues and various thinly traded securities.

At September 30, 2011, total Level 3 assets were less than 1 percent of investment portfolio assets measured at fair value. See Item 1, Note 3, Fair Value Measurements, Page 11, for additional discussion of our valuation techniques.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $38 million of life policy loans and liens plus $28 million of venture capital fund investments as of September 30, 2011.

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

In the first nine months of 2011, the increase in fair value of our bond portfolio was due to a multitude of factors. These contributors include purchases, lower treasury rates, tightening spreads on municipals and widening spreads on corporate bonds. At September 30, 2011, our bond portfolio was valued at 108.3 percent of its amortized cost, compared with 106.3 percent at December 31, 2010.

Credit ratings as of September 30, 2011, compared with December 31, 2010, for the fixed-maturity and short-term portfolios were:

(In millions)	At September 30, 2011		At December 31, 2010
	Fair value	Percent to total	Fair value	Percent to total
Moody's Ratings and Standard & Poor's Ratings combined
Aaa, Aa, A, AAA, AA, A	$5,610	63.4%	$5,216	62.2%
Baa, BBB	2,806	31.7	2,656	31.7
Ba, BB	189	2.1	241	2.9
B, B	34	0.4	42	0.5
Caa, CCC	6	0.1	19	0.2
Ca, CC	2	0.0	-	0.0
Daa, Da, D	-	0.0	1	0.0
Non-rated	207	2.3	208	2.5
Total	$8,854	100.0%	$8,383	100.0%

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 50

Attributes of the fixed-maturity portfolio include:

	At September 30,		At December 31,
	2011		2010
Weighted average yield-to-book value	5.3%		5.5%
Weighted average maturity	6.8	yrs	6.2	yrs
Effective duration	4.6	yrs	5.0	yrs

We discuss maturities of our fixed-maturity portfolio in our 2010 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 111, and Item 2, Investments Results of Operations, Page 43.

Taxable Fixed Maturities

Our taxable fixed-maturity portfolio, with a fair value of $5.939 billion at September 30, 2011, included:

(In millions)	At September 30,	At December 31,
	2011	2010
Investment-grade corporate securities	$5,122	$4,695
States, municipalities and political subdivisions	324	293
Government sponsored enterprises	217	200
Below investment-grade corporate securities	197	268
Convertibles and bonds with warrants attached	69	69
United States government	7	5
Foreign government	3	3
Total	$5,939	$5,533

Our strategy typically is to buy and hold fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of U.S. agency issues that include United States government and government sponsored enterprises, no individual issuer's securities accounted for more than 0.9 percent of the taxable fixed-maturity portfolio at September 30, 2011. Investment grade corporate bonds had an average rating of Baa1 by Moody’s or BBB+ by Standard & Poor’s and represented 86.3 percent of the taxable fixed-maturity portfolio’s fair value at September 30, 2011, compared with 84.8 percent at year-end 2010.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at September 30, 2011, is the financial-related sectors – including banking, financial services and insurance – representing 29.9 percent, compared with 28.9 percent at year-end 2010. We believe our weighting in financial-related sectors is below the average for the corporate bond market as a whole.

Most of the $324 million of securities issued by states, municipalities and political subdivisions included in our taxable fixed maturity portfolio at September 30, 2011, were Build America Bonds.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 51

Tax-Exempt Fixed Maturities

At September 30, 2011, we had $2.915 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and Standard & Poor’s. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal and others. The portfolio is well diversified among approximately 1,000 municipal bond issuers. No single municipal issuer accounted for more than 0.7 percent of the tax-exempt fixed maturity portfolio at September 30, 2011. The following table shows our municipal bond holdings in our larger states:

(In millions)		Local issued
	State issued general	generalobligation	Special revenue		Percent of
At September 30, 2011	obligation bonds	bonds	bonds	Total	total
Texas	$-	$419	$98	$517	17.7%
Indiana	-	18	312	330	11.3
Michigan	-	255	12	267	9.2
Illinois	-	226	22	248	8.5
Ohio	-	134	108	242	8.3
Washington	2	176	40	218	7.5
Wisconsin	2	113	25	140	4.8
Florida	-	21	64	85	2.9
Pennsylvania	-	75	8	83	2.8
Arizona	-	48	27	75	2.6
Colorado	-	39	15	54	1.9
Kansas	-	27	19	46	1.6
New Jersey	-	29	17	46	1.6
New York	-	18	24	42	1.4
Utah	-	21	18	39	1.3
All other states	2	257	224	483	16.6
Total	$6	$1,876	$1,033	$2,915	100.0%

At December 31, 2010
Texas	$-	$425	$107	$532	18.7%
Indiana	-	21	328	349	12.2
Michigan	-	245	12	257	9.0
Illinois	-	219	23	242	8.5
Ohio	-	131	107	238	8.4
Washington	-	166	32	198	6.9
Wisconsin	-	116	19	135	4.7
Florida	-	19	67	86	3.0
Pennsylvania	-	67	9	76	2.7
Arizona	-	46	30	76	2.7
Colorado	-	37	15	52	1.8
New Jersey	-	28	17	45	1.6
Kansas	-	24	20	44	1.5
New York	3	15	21	39	1.4
Utah	-	20	17	37	1.3
All other states	-	233	211	444	15.6
Total	$3	$1,812	$1,035	$2,850	100.0%

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

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 52

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(In millions)	Interest Rate Shift in Basis Points (bps)
	-200 bps	-100 bps	0 bps	100 bps	200 bps
At September 30, 2011	$9,707	$9,273	$8,854	$8,440	$8,038

At December 31, 2010	$9,260	$8,814	$8,383	$7,964	$7,568

The effective duration of the fixed-maturity portfolio as of September 30, 2011, was 4.6 years compared with 5.0 years at year-end 2010. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.7 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

Equity Investments

Our equity investments, with a fair value totaling $2.609 billion at September 30, 2011, include $2.509 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of the common equities we hold can provide a floor to their valuation. A $100 million unrealized change in the value of the common stocks owned at period end would cause a change of $65 million, or approximately 40 cents per share, in our shareholders’ equity.

At September 30, 2011, our largest holding had a fair value of 4.9 percent of our publicly-traded common stock portfolio. Pepsico Inc. (NYSE:PEP) was our largest single common stock investment, comprising 1.1 percent of the investment portfolio as of the end of the third quarter of 2011.

Common Stock Portfolio Industry Sector Distribution

	Percent of Publicly Traded Common Stock Portfolio
	At September 30, 2011		At December 31, 2010
	Cincinnati	S&P 500 Industry	Cincinnati	S&P 500 Industry
	Financial	Weightings	Financial	Weightings
Sector:
Information technology	17.0%	19.4%	13.0%	18.7%
Energy	13.6	11.6	12.9	12.0
Consumer staples	13.5	11.7	15.4	10.6
Healthcare	13.0	12.1	14.1	10.9
Industrials	11.3	10.3	11.7	11.0
Consumer discretionary	8.8	10.6	8.3	10.6
Financial	8.4	13.6	11.7	16.1
Materials	5.3	3.4	5.2	3.7
Utilities	5.0	4.0	4.2	3.3
Telecomm services	4.1	3.3	3.5	3.1
Total	100.0%	100.0%	100.0%	100.0%

Unrealized Investment Gains and Losses

At September 30, 2011, unrealized investment gains before taxes for the consolidated investment portfolio totaled $1.267 billion and unrealized investment losses amounted to $115 million.

The unrealized investment gains at September 30, 2011, were due to a pretax net gain position in our fixed-maturity portfolio of $675 million and a net gain position in our equity portfolio of $477 million. The net gain position in our fixed-maturity portfolio has grown since year-end 2007 due largely to a declining interest rate environment in recent years. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed on Pages 50 to 53.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 53

The three primary contributors to our equity portfolio net gain position were ExxonMobil, Procter & Gamble and Chevron common stocks, which had a combined net gain position of $251 million.

Unrealized Investment Losses

We expect the number of securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through impairment charges recognized in prior periods. At September 30, 2011, 182 of the 2,728 securities we owned were trading below amortized cost compared with 316 of the 2,671 securities we owned at year-end 2010. The 182 holdings trading below amortized cost at September 30, 2011, represented 10.2 percent of fair value of our investment portfolio and $115 million in unrealized losses.

•
162 of these holdings were trading between 90 percent and 100 percent of amortized cost at September 30, 2011. 16 of these are equity securities that may be subject to OTTI charges taken through earnings should they not recover by the recovery dates we determined. The remaining 146 securities primarily consist of fixed-maturity securities whose current valuation is largely the result of interest rate factors. The fair value of these 162 securities was $866 million, and they accounted for $25 million in unrealized losses.

•
18 of these holdings were trading between 70 percent and 90 percent of amortized cost at September 30, 2011. 12 of these are equity securities that may be subject to OTTI should they not recover by the recovery dates we determined. Six are fixed-maturity securities that we believe will continue to pay interest and ultimately principal upon maturity. The issuers of these securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these 18 securities was $253 million, and they accounted for $63 million in unrealized losses.

•
Two securities were trading below 70 percent of amortized cost at September 30, 2011. The two were equity securities that may be subject to OTTI charges taken through earnings should they not recover by the recovery dates we determined. The fair value of these two securities was $48 million, and they accounted for $27 million in unrealized losses.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

(In millions)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At September 30, 2011	value	losses	value	losses	value	losses
Fixed maturities:
States, municipalities and political subdivisions	$17	$1	$6	$-	$23	$1
United States government	1	-	-	-	1	-
Government-sponsored enterprises	70	-	-	-	70	-
Corporate securities	448	14	28	3	476	17
Subtotal	536	15	34	3	570	18
Equity securities:
Common equities	571	96	-	-	571	96
Preferred equities	8	-	18	1	26	1
Subtotal	579	96	18	1	597	97
Total	$1,115	$111	$52	$4	$1,167	$115

At December 31, 2010
Fixed maturities:
States, municipalities and political subdivisions	$325	$9	$9	$1	$334	$10
Government-sponsored enterprises	133	1	-	-	133	1
Corporate securities	354	6	39	3	393	9
Subtotal	812	16	48	4	860	20
Equity securities:
Common equities	337	28	-	-	337	28
Preferred equities	5	-	23	1	28	1
Subtotal	342	28	23	1	365	29
Total	$1,154	$44	$71	$5	$1,225	$49

At September 30, 2011, 13 fixed-maturity securities with a total unrealized loss of $3 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity securities were trading under 70 percent of amortized cost; Three fixed-maturity securities with a fair value of $14 million were trading from 70 percent to less than 90 percent of amortized cost and accounted for $3 million in unrealized losses; and 10 fixed-maturity securities with a fair value of $20 million were trading from 90 percent to less than 100 percent of amortized cost and accounted for less than $1 million in unrealized losses.

At September 30, 2011, two equity securities with a total unrealized loss of $1 million had been in an unrealized loss position for 12 months or more. Of that total, none were trading under 70 percent of cost; no equity securities were trading from 70 percent to less than 90 percent of cost; and two equity securities with a

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 54

fair value of $18 million were trading from 90 percent to less than 100 percent of cost and accounted for $1 million in unrealized losses.

As of September 30, 2011, applying our invested asset impairment policy, we determined that the $115 million in total unrealized losses in the table above were not other-than-temporarily impaired.

During the third quarter of 2011, four securities were written down through impairment charges for a total of seven securities during the nine months ended September 30, 2011. OTTI resulted in pretax, non-cash charges of $3 million and $33 million for the three-month and nine-months ended September 30, 2011. During the same periods of 2010, we impaired securities resulting in $1 million and $36 million in OTTI charges.

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

The following table summarizes the investment portfolio by severity of decline:

(In millions)		Cost or		Gross	Gross
	Number	amortized	fair	unrealized	investment
	of issues	cost	value	gain/loss	income
At September 30, 2011
Taxable fixed maturities:
Fair value below 70% of amortized cost	-	$-	$-	$-	$-
Fair value at 70% to less than 100% of amortized cost	136	564	547	(17)	15
Fair value at 100% and above amortized cost	1,247	4,889	5,392	503	209
Securities sold in current year	-	-	-	-	8
Total	1,383	5,453	5,939	486	232

Tax-exempt fixed maturities:
Fair value below 70% of amortized cost	-	-	-	-	-
Fair value at 70% to less than 100% of amortized cost	16	24	23	(1)	1
Fair value at 100% and above amortized cost	1,238	2,702	2,892	190	85
Securities sold in current year	-	-	-	-	2
Total	1,254	2,726	2,915	189	88

Common equities:
Fair value below 70% of cost	2	75	48	(27)	1
Fair value at 70% to less than 100% of cost	25	592	523	(69)	14
Fair value at 100% and above cost	44	1,390	1,938	548	55
Securities sold in current year	-	-	-	-	1
Total	71	2,057	2,509	452	71

Preferred equities:
Fair value below 70% of cost	-	-	-	-	-
Fair value at 70% to less than 100% of cost	3	27	26	(1)	1
Fair value at 100% and above cost	17	48	74	26	4
Securities sold in current year	-	-	-	-	-
Total	20	75	100	25	5

Portfolio summary:
Fair value below 70% of cost or amortized cost	2	75	48	(27)	1
Fair value at 70% to less than 100% of cost or amortized cost	180	1,207	1,119	(88)	31
Fair value at 100% and above cost or amortized cost	2,546	9,029	10,296	1,267	353
Securities sold in current year	-	-	-	-	11
Total	2,728	$10,311	$11,463	$1,152	$396

At December 31, 2010
Portfolio summary:
Fair value below 70% of cost or amortized cost	-	$-	$-	$-	$-
Fair value at 70% to less than 100% of cost or amortized cost	316	1,274	1,225	(49)	38
Fair value at 100% and above cost or amortized cost	2,355	8,900	10,199	1,299	457
Securities sold in current year	-	-	-	-	27
Total	2,671	$10,174	$11,424	$1,250	$522

See our 2010 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 44.

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 55

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 30, 2011. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

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

Changes in Internal Control over Financial Reporting – During the three months ended September 30, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell any of our shares that were not registered under the Securities Act during the first nine months of 2011.

The board of directors has authorized share repurchases since 1996. On October 24, 2007, the board of directors expanded the existing repurchase authorization to approximately 13 million shares. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to SEC regulations. In the first nine months of 2011, we repurchased a total of 1,152,587 shares. We discuss the board authorization in our 2010 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Parent Company Liquidity, Page 79.

			Total number of shares	Maximum number of
	Total number	Average	purchased as part of	shares that may yet be
	of shares	price paid	publicly announced	purchased under the
Period	purchased	per share	plans or programs	plans or programs
July 1-31, 2011	0	$0.00	0	8,666,349
August 1-31, 2011	1,152,587	26.03	1,152,587	7,513,762
September 1-30, 2011	0	0.00	0	7,513,762
Totals	1,152,587	26.03	1,152,587

Item 3.	Defaults upon Senior Securities

We have not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.

Item 4.	(Removed and Reserved)

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 56

Item 5.	Other Information

On October 25, 2011, we entered into the Cincinnati Financial Corporation Executive Deferred Compensation Agreement (the “Deferred Compensation Agreement”) with Michael J. Sewell, our recently hired Chief Financial Officer. The Deferred Compensation Agreement provides Mr. Sewell or his beneficiaries with an annual benefit of up to $54,000 in deferred compensation (depending on the type of benefit that Mr. Sewell selects) that is payable upon his attaining the age of 58. Under the terms of the Deferred Compensation Agreement, Mr. Sewell may name a beneficiary and select certain optional forms of benefit such as a joint and survivor benefit. This summary of the Deferred Compensation Agreement is qualified by reference to the entire agreement, which is attached as an exhibit to this Quarterly Report on Form 10-Q. Payouts for Mr. Sewell and his beneficiaries, depending on the benefit selected, are set forth on Exhibit A to the attached Deferred Compensation Agreement.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 2010 Annual Report on Form 10-K dated February 25, 2011, Exhibit 3.1)

3.2
Regulations of Cincinnati Financial Corporation, as amended through May 1, 2010 (incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 3.2)

10.1
Letter Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, and PNC Bank, National Association, dated August 25, 2011, renewing $75 Million committed line of credit (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated August 25, 2011)

10.2	Cincinnati Financial Corporation Executive Deferred Compensation Agreement by and between the Cincinnati Financial Corporation and Michael J. Sewell, dated as of October 25, 2011

11	Statement re: Computation of per share earnings for the nine months ended September 30, 2011, contained in Exhibit 11 of this report

31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer

31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 57

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: October 27, 2011

/S/ Eric N. Mathews

Eric N. Mathews, CPCU, AIAF
Vice President, Assistant Secretary and Assistant Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation Third-Quarter 2011 10-Q	Page 58