Form 10-K
period 2011-12-31
CINCINNATI FINANCIAL CORP
filed 2012-02-29
CIK 20286

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 if Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer" and smaller reporting company in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $4,302,914,402 as of June 30, 2011.

As of February 24, 2012, there were 162,281,098 shares of common stock outstanding.

Document Incorporated by Reference

Portions of the definitive Proxy Statement for Cincinnati Financial Corporation’s Annual Meeting of Shareholders to be held on April 28, 2012, are incorporated by reference into Part III of this Form 10-K.

2011 Annual Report on Form 10-K

Table of Contents

Part I		3
Item 1.	Business	3
	Cincinnati Financial Corporation – Introduction	3
	Our Business and Our Strategy	3
	Our Segments	12
	Other	23
	Regulation	23
Item 1A.	Risk Factors	26
Item 1B.	Unresolved Staff Comments	33
Item 2.	Properties	33
Item 3.	Legal Proceedings	33
Item 4.	Mine Safety Disclosures	33
Part II		34
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	34
Item 6.	Selected Financial Data	37
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	38
	Introduction	38
	Executive Summary	38
	Critical Accounting Estimates	42
	Recent Accounting Pronouncements	49
	Results of Operations	50
	Liquidity and Capital Resources	85
	Safe Harbor Statement	101
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	102
	Introduction	102
	Fixed-Maturity Investments	103
	Equity Investments	104
	Application of Asset Impairment Policy	104
Item 8.	Financial Statements and Supplementary Data	107
	Responsibility for Financial Statements	107
	Management’s Annual Report on Internal Control Over Financial Reporting	108
	Report of Independent Registered Public Accounting Firm	109
	Consolidated Balance Sheets	110
	Consolidated Statements of Income	111
	Consolidated Statements of Shareholders’ Equity	112
	Consolidated Statements of Cash Flows	113
	Notes to Consolidated Financial Statements	114
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	140
Item 9A.	Controls and Procedures	140
Item 9B.	Other Information	140
Part III		141
Item 10.	Directors, Executive Officers and Corporate Governance	141
Item 11.	Executive Compensation	143
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	143
Item 13.	Certain Relationships and Related Transactions, and Director Independence	143
Item 14.	Principal Accounting Fees and Services	143
Part IV		143
Item 15.	Exhibits, Financial Statement Schedules	143
	Index of Exhibits	155

Cincinnati Financial Corporation – 2011 10-K - 2

Part I

Item 1.	Business

Cincinnati Financial Corporation – Introduction

We are an Ohio corporation formed in 1968. Our lead subsidiary, The Cincinnati Insurance Company, was founded in 1950. Our main business is property casualty insurance marketed through independent insurance agencies in 39 states. Our headquarters is in Fairfield, Ohio. At year-end 2011, we employed 4,067 associates, with 2,811 headquarters associates providing support to 1,256 field associates.

Cincinnati Financial Corporation owns 100 percent of three subsidiaries: The Cincinnati Insurance Company, CSU Producer Resources Inc., and CFC Investment Company. In addition, the parent company has an investment portfolio, owns the headquarters property and is responsible for corporate borrowings and shareholder dividends.

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

Our Business and Our Strategy

Introduction

The Cincinnati Insurance Company was founded over 60 years ago by four independent insurance agents. They established the mission that continues to guide all of the companies in the Cincinnati Financial Corporation family – to grow profitably and enhance the ability of local independent insurance agents to deliver quality financial protection to the people and businesses they serve by:

•	providing insurance market stability through financial strength

•	producing competitive, up-to-date products and services

•	developing associates committed to superior service

A select group of agencies in 39 states actively markets our property casualty insurance within their communities. At year-end 2011, standard market commercial lines and excess and surplus lines policies were marketed in all of those states, while personal lines policies were marketed in 29 of those states. Within this select group, we also seek to become the life insurance carrier of choice and to help agents and their clients – our policyholders – by offering leasing and financing services.

Three competitive advantages distinguish our company, positioning us to build shareholder value and to be successful overall:

•	Commitment to our network of professional independent insurance agencies and to their continued success

•	Financial strength that lets us be a consistent market for our agents’ business, supporting stability and confidence

Cincinnati Financial Corporation – 2011 10-K - 3

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

We are committed exclusively to the independent agency channel. The independent agencies that we choose to market our standard lines insurance products share our philosophies. They do business person to person; offer broad, value-added services; maintain sound balance sheets; and manage their agencies professionally, targeting long-term success. We develop our relationships with agencies that are active in their local communities, providing important knowledge of local market trends, opportunities and challenges.

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

At year-end 2011, our 1,312 property casualty agency relationships were marketing our standard market insurance products from 1,648 reporting locations. An increasing number of agencies have multiple, separately identifiable locations, reflecting their growth and consolidation of ownership within the independent agency marketplace. The number of reporting agency locations indicates our agents’ regional scope and the extent of our presence within our 39 active states. At year-end 2010, our 1,245 agency relationships had 1,544 reporting locations. At year-end 2009, our 1,180 agency relationships had 1,463 reporting locations.

We made 133, 93 and 87 new agency appointments in 2011, 2010 and 2009, respectively. Of these new appointments, 93, 70 and 65, respectively, were new relationships. The remainder included new branch offices opened by existing Cincinnati agencies and appointment of agencies that merged with a Cincinnati agency. These new appointments and other changes in agency structures or appointment status led to a net increase in agency relationships of 67, 65 and 47 and a net increase in reporting agency locations of 104, 81 and 76 in 2011, 2010 and 2009, respectively.

Cincinnati Financial Corporation – 2011 10-K - 4

On average, we have a 13.1 percent share of the standard lines property casualty insurance purchased through our reporting agency locations. Our share is 17.6 percent in reporting agency locations that have represented us for more than 10 years; 8.5 percent in agencies that have represented us for six to 10 years; 4.5 percent in agencies that have represented us for one to five years; and 2.3 percent in agencies that have represented us for less than one year.

Our largest single agency relationship accounted for approximately 1.2 percent of our total property casualty earned premiums in 2011. No aggregate locations under a single ownership structure accounted for more than 2.1 percent of our earned premiums in 2011.

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

While the potential exists for short-term financial performance variability due to our exposures to potential catastrophes or significant capital market losses, the rating agencies consistently have asserted that we have built appropriate financial strength and flexibility to manage that variability. We remain committed to strategies that emphasize being a consistent, stable market for our agents’ business over short-term benefits that might accrue by quick, opportunistic reaction to changes in market conditions.

We use various principles and practices such as diversification and enterprise risk management to maintain strong capital. This includes maintaining a diversified investment portfolio by reviewing and applying diversification parameters and tolerances.

•	Our $8.779 billion fixed-maturity portfolio is diversified and exceeds total insurance reserves. The portfolio had an average rating of A2/A, and its fair value exceeded total insurance reserve liability by approximately 35 percent. At December 31, 2011, no corporate bond exposure accounted for more than 0.6 percent of our fixed-maturity portfolio and no municipal exposure accounted for more than 0.2 percent.

•	The strength of our fixed-maturity portfolio provides an opportunity to invest for potential capital appreciation by purchasing equity securities. Our $2.956 billion equity portfolio minimizes concentrations in single stocks or industries. At December 31, 2011, no single security accounted for more than 4.7 percent of our portfolio of publicly traded common stocks, and no single sector accounted for more than 17 percent.

Strong liquidity increases our flexibility through all periods to maintain our cash dividend and to continue to invest in and expand our insurance operations. At December 31, 2011, we held $1.051 billion of our cash and invested assets at the parent company level, of which $806 million, or 76.7 percent, was invested in common stocks, and $20 million, or 1.9 percent, was cash or cash equivalents.

We minimize reliance on debt as a source of capital, maintaining the ratio of debt-to-total-capital below 20 percent. At December 31, 2011, this ratio at 15.0 percent was well below the target limit as capital remained strong while debt levels increased a relatively small amount, $55 million, from year-end 2010. Long-term debt at year-end 2011 totaled $790 million and our short-term debt was $104 million. The long-term debt consists of three non-convertible, non-callable debentures, two due in 2028 and one in 2034. Ratings for our long-term debt are discussed in Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity, Page 86.

At year-end 2011 and 2010, risk-based capital (RBC) for our standard and excess and surplus lines property casualty operations and life operations was very strong, far exceeding regulatory requirements.

•	We ended 2011 with a 0.8-to-1 ratio of property casualty premiums to surplus, a key measure of property casualty insurance company capacity and security. A lower ratio indicates more security for policyholders and greater capacity for growth by an insurer. Our low ratio, compared with historical averages, gives us ample flexibility to diversify risk by expanding our operations into new geographies and product areas. The estimated industry average ratio was 0.8-to-1 at year-end 2011.

•	We ended 2011 with an 11.8 percent ratio of life statutory adjusted risk-based surplus to liabilities, a key measure of life insurance company capital strength. The estimated industry average ratio was 11.2 percent at year-end 2011. A higher ratio indicates an insurer’s stronger security for policyholders and capacity to support business growth.

Cincinnati Financial Corporation – 2011 10-K - 5

(Dollars in millions) Statutory Information	At December 31,
	2011	2010

Standard market property casualty insurance subsidiary
Statutory surplus	$3,747	$3,777
Risk-based capital (RBC)	3,754	3,793
Authorized control level risk-based capital	474	450
Ratio of risk-based capital to authorized control level risk-based capital	7.9	8.4
Written premium to surplus ratio	0.8	0.8

Life insurance subsidiary
Statutory surplus	$281	$303
Risk-based capital (RBC)	288	318
Authorized control level risk-based capital	36	35
Ratio of risk-based capital to authorized control level risk-based capital	7.9	9.1
Total liabilities excluding separate account business	2,454	2,266
Life statutory risk-based adjusted surplus to liabilities ratio	11.8	14.1

Excess and surplus insurance subsidiary
Statutory surplus	$186	$172
Risk-based capital (RBC)	186	172
Authorized control level risk-based capital	13	10
Ratio of risk-based capital to authorized control level risk-based capital	13.9	16.6
Written premium to surplus ratio	0.4	0.3

The consolidated property casualty insurance group’s ratio of investments in common stock to statutory surplus was 54.5 percent at year-end 2011 compared with 55.3 percent at year-end 2010.

Cincinnati Financial Corporation’s senior debt is rated by four independent rating firms. In addition, the rating firms award our property casualty and life operations insurance financial strength ratings based on their quantitative and qualitative analyses. These ratings assess an insurer’s ability to meet financial obligations to policyholders and do not necessarily address all of the matters that may be important to shareholders. Ratings may be subject to revision or withdrawal at any time by the ratings agency, and each rating should be evaluated independently of any other rating.

All of our insurance subsidiaries continue to be highly rated. During 2011, each of the four ratings firms affirmed our insurance financial strength ratings, and three of the ratings firms continued their stable outlook on the ratings.

As of February 24, 2012, our insurance financial strength ratings were:

Insurer Financial Strength Ratings
Rating Agency	Standard Market Property Casualty Insurance Subsidiary			Life Insurance Subsidiary			Excess and Surplus Insurance Subsidiary			Date of Most Recent Affirmation or Action
			Rating Tier			Rating Tier			Rating Tier
A. M. Best Co.	A+	Superior	2 of 16	A	Excellent	3 of 16	A	Excellent	3 of 16	Stable outlook (12/23/11)
Fitch Ratings	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable outlook (11/14/11)
Moody's Investors Service	A1	Good	5 of 21	-	-	-	-	-	-	Negative outlook (10/21/11)
Standard & Poor's Ratings Services	A	Strong	6 of 21	A	Strong	6 of 21	-	-	-	Stable outlook (8/4/11)

On December 23, 2011, A.M. Best affirmed our financial strength ratings that it had assigned in February 2010, continuing its stable outlook. A.M. Best cited our superior risk-adjusted capitalization, conservative loss reserving standards and successful distribution within our targeted regional markets. Concerns noted included geographic concentration and deterioration of underwriting results, primarily from above-average catastrophe-related losses. A.M. Best acknowledged the strong franchise value of our insurance subsidiaries and the financial flexibility of the holding company.

On November 14, 2011, Fitch Ratings affirmed our insurance financial strength ratings that it had assigned in September 2010 and affirmed on May 2, 2011, continuing its stable outlook. Fitch cited ratings strengths including our conservative operating subsidiary capitalization supported by strong holding company cash and marketable securities position and moderate holding company leverage, adequate and well-managed reserves and strong agency distribution system contributing to success in the highly competitive property casualty insurance industry. Fitch’s ratings concerns principally related to challenges from competitive market conditions and exposure to regional natural catastrophes and other weather-related losses. Fitch noted that our technology implementations, including use of predictive modeling tools, are anticipated to improve weakened loss ratios over time.

Cincinnati Financial Corporation – 2011 10-K - 6

On October 21, 2011, Moody’s Investors Service affirmed our insurance financial strength ratings that it had assigned in September 2008, changing its outlook to negative. Moody's noted that its rating is supported by our strong regional franchise, solid risk-adjusted capital position, consistent reserve strength, strong financial flexibility and significant holding company liquidity. However, Moody’s expects that operating results may continue to reflect weak underwriting profitability with high weather-related losses.

On August 4, 2011, Standard & Poor’s Ratings Services affirmed our insurer financial strength ratings that it had assigned in July 2010, continuing its stable outlook. S&P said its rating was based on our strong competitive position, which is reinforced by a loyal and productive agency force and a low-cost infrastructure. S&P also cited our very strong capitalization and high degree of financial flexibility. S&P noted that our strengths are partially offset by deteriorating property casualty underwriting results due to above-average weather-related losses and weak results in our workers’ compensation line of business.

Our debt ratings are discussed in Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity, Page 86.

Operating Structure

We offer our broad array of insurance products through the independent agency channel. We recognize that locally based independent agencies have relationships in their communities and local marketplace intelligence that can lead to policyholder satisfaction, loyalty and profitable business. Several of our strategic initiatives are intended to not only help us compete but also to enhance support of agencies that represent us, thereby contributing to agency success. We seek to be a consistent and predictable property casualty carrier that agencies can rely on to serve their clients. For our standard market business, field and headquarters underwriters make risk-specific decisions about both new business and renewals.

In our 10 highest volume states for consolidated property casualty premiums, 992 reporting agency locations wrote 66.5 percent of our 2011 consolidated property casualty earned premium volume compared with 956 locations and 67.1 percent in 2010.

Consolidated Property Casualty Insurance Earned Premiums by State

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2011
Ohio	$591	19.5%	233	$2.5
Illinois	250	8.3	124	2.0
Indiana	208	6.9	107	1.9
Pennsylvania	184	6.1	85	2.2
Georgia	154	5.1	80	1.9
North Carolina	149	4.9	85	1.8
Michigan	134	4.4	118	1.1
Virginia	123	4.1	66	1.9
Kentucky	114	3.8	43	2.7
Wisconsin	103	3.4	51	2.0
Year ended December 31, 2010
Ohio	$599	20.5%	224	$2.7
Illinois	243	8.3	122	2.0
Indiana	197	6.8	105	1.9
Pennsylvania	176	6.0	83	2.1
Georgia	149	5.1	77	1.9
North Carolina	143	4.9	80	1.8
Michigan	126	4.3	116	1.1
Virginia	121	4.1	60	2.0
Kentucky	106	3.6	41	2.6
Tennessee	102	3.5	48	2.1

Field Focus

We rely on our force of 1,256 field associates to provide service and be accountable to our agencies for decisions we make at the local level. These associates live in the communities our agents serve, working from offices in their homes and providing 24/7 availability to our agents. Headquarters associates support agencies and field associates with underwriting, accounting, technology assistance and training and other services. Company executives, headquarters underwriters and special teams regularly travel to visit agencies, strengthening the personal relationships we have with these organizations. Agents have opportunities for direct, personal conversations with our senior management team, and headquarters associates have opportunities to refresh their knowledge of marketplace conditions and field activities.

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

Cincinnati Financial Corporation – 2011 10-K - 7

Agents work with us to carefully select risks and help assure pricing adequacy. They appreciate the time our associates invest in creating solutions for their clients while protecting profitability, whether that means working on an individual case or customizing policy terms and conditions that preserve flexibility, choice and other sales advantages. We seek to develop long-term relationships by understanding the unique needs of their clients, who are also our policyholders.

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

We seek to employ technology solutions and business process improvements that:

•	allow our field and headquarters associates to collaborate with each other and with agencies more efficiently

•	provide our agencies the ability to access our systems and client data to process business transactions from their offices

•	allow policyholders to directly access pertinent policy information online in order to further improve efficiency for our agencies

•	automate our internal processes so our associates can spend more time serving agents and policyholders, and

•	reduce duplicated effort or friction points in technology processes, introducing more efficiency that reduces company and agency costs

Agencies access our systems and other electronic services via their agency management systems or CinciLink®, our secure agency-only website. CinciLink provides an array of web-based services and content that makes doing business with us easier, such as commercial and personal lines rating and processing systems, policy loss information, educational courses about our products and services, accounting services, and electronic libraries for property and casualty coverage forms, state rating manuals and marketing materials.

Superior Claims Service

Our claims philosophy reflects our belief that we prosper as a company by responding to claims person to person, paying covered claims promptly, preventing false claims from unfairly adding to overall premiums and building financial strength to meet future obligations.

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

Catastrophe response teams are comprised of volunteers from our experienced field claims staff, and we give them the authority they need to do their jobs. In times of widespread loss, our field claims representatives confidently and quickly resolve claims, often writing checks on the same day they inspect the loss. CMS introduced new efficiencies that are especially evident during catastrophes. Electronic claim files allow for fast initial contact of policyholders and easy sharing of information and data by rotating storm teams, headquarters and local field claims representatives. When hurricanes or other weather events are predicted, we can identify through mapping technologies the expected number of our policyholders that may be impacted by the event and choose to have catastrophe response team members travel to strategic locations near the expected impact area. They are in position to quickly get to the affected area, set up temporary offices and start calling on policyholders.

Cincinnati Financial Corporation – 2011 10-K - 8

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

Insurance Products

We actively market property casualty insurance in 39 states through a select group of independent insurance agencies. For most agencies that represent us, we believe we offer insurance solutions for approximately 75 percent of the typical insurable risks of their clients. Our standard market commercial lines products and our excess and surplus lines are marketed in all 39 states while our standard market personal lines products are marketed in 29. We discuss our commercial lines, personal lines and excess and surplus lines insurance operations and products in Commercial Lines Property Casualty Insurance Segment, Page 12, Personal Lines Property Casualty Insurance Segment, Page 15, and Excess and Surplus Lines Property Casualty Insurance Segment, Page 16.

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

In addition to broad education and training support, we make available non-insurance financial services. CFC Investment Company offers equipment and vehicle leases and loans for independent insurance agencies, their commercial clients and other businesses. We also provide commercial real estate loans or other financial assistance to help agencies operate, expand and perpetuate their businesses. We believe that providing these services enhances agency relationships with the company and their clients, increasing loyalty while diversifying the agency’s revenues.

Cincinnati Financial Corporation – 2011 10-K - 9

Strategic Initiatives

Management has identified strategies that can position us for long-term success. The board of directors and management expect execution of our strategic plan to create significant value for shareholders over time. We broadly group these strategies into two areas of focus – improving insurance profitability and driving premium growth – correlating with important ways we measure our progress toward our long-term financial objectives. A primary profitability long-term target is to produce a GAAP combined ratio over any five-year period that is consistently within the range of 95 percent to 100 percent. A primary premium growth long-term target is to profitably grow to reach $5 billion of property casualty and life insurance annual direct written premiums by the end of 2015.

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

Our strategies seek to position us to compete successfully in the markets we have targeted while optimizing the balance of risk and returns. We believe successful implementation of key initiatives that support our strategies will help us better serve our agent customers, reduce volatility in our financial results and achieve our long-term objectives despite shorter-term effects of difficult economic, market or pricing cycles. We describe our expectations for the results of these initiatives in Item 7, Executive Summary of the Management’s Discussion and Analysis, Page 38.

Improve Insurance Profitability

Implementation of the initiatives below is intended to improve pricing capabilities for our property casualty business, improving our ability to manage our business while also enhancing our efficiency. By improving pricing capabilities through the use of analytics tools that align individual insurance policy pricing to more risk attributes, we can better manage profit margins. By improving internal processes and further developing performance metrics, we can be more efficient and effective. These initiatives also support the ability of the agencies that represent us to grow profitably by allowing them to serve clients faster and more efficiently manage expenses. Important initiatives for 2012 to improve insurance profitability include:

•	Improve pricing precision using predictive analytics – We continue efforts to expand our pricing capabilities by using predictive analytics and expect cumulative benefits of these efforts to improve loss ratios over time. Expanded capabilities include streamlining and optimizing data to improve accuracy, timeliness and ease of use. Development of additional business data to support accurate underwriting, pricing and other business decisions also continues. A phased project that will continue over the next several years will deploy a full data management program, including a data warehouse for our property casualty and life insurance operations, providing enhanced granularity of pricing data.

Initiatives for 2012 to improve or expand commercial lines pricing precision include developing the next version of our workers’ compensation predictive modeling tool and further integrating it with policy administration systems. We began using the current version of our workers’ compensation predictive modeling tool in the second half of 2009. By late 2011, we were using predictive modeling tools for our commercial auto line of business and also for general liability and commercial property coverages in commercial package accounts. Further integration of these tools with our policy administration systems is planned for 2012, enhancing the ability of underwriters using these tools to target profitability and to discuss pricing impacts with agency personnel. Development of similar tools for small business policies written through our product known as CinciPakTM was completed late in 2011 and is expected to be rolled out for use in eight states by the end of 2012.

In our personal lines business, we began to use predictive modeling tools for our homeowner line of business prior to 2010, and in late 2010 we began using similar analytics for personal auto. We believe we are successfully attracting more of our agents’ preferred business, based on the average quality of our book of business. Quality has improved as measured by the mix of business by insurance score. During 2012, we will continue to enhance our personal lines model attributes and expand our pricing points to add more precision. This will allow us to ensure we are competitive on the most desirable business and to adapt more rapidly to changes in market conditions.

Cincinnati Financial Corporation – 2011 10-K - 10

•	Improve internal processes – Improved processes support our strategic goals, reducing internal costs and allowing us to focus more resources on providing agency services. Important process improvement efforts include ongoing simplification of new business processes for easier interaction between company and agency management systems, such as reduction of data entry by leveraging existing internal and external data and routing of complex work items to the most appropriate associate for optimal service. Completion of development for additional coverages in our commercial lines policy administration system is expected to facilitate important internal process improvement initiatives for 2012. Some process improvements will extend beyond 2012 for completion. An example is developing business rules and parameters to allow processing of some small commercial lines business without intervention by an underwriter, for risks that meet qualifying underwriting criteria. Development of this streamlined processing for certain personal lines policies is nearing completion and will be implemented in phases beginning in 2012. The objective is to streamline processing for our agents and associates, permitting more time for risks that need additional service or attention.

Enhanced performance management processes developed during 2011 should improve our overall effectiveness. Every associate has 2012 goals, with emphasis on alignment to corporate objectives and use of measurements to track progress and accountability. We also are developing additional talent management capabilities to further develop and improve the effectiveness of all associates.

We measure the overall success of our strategy to improve insurance profitability primarily through our GAAP combined ratio for property casualty results, which we believe can be consistently within the range of 95 percent to 100 percent for any five-year period. We also compare our statutory combined ratio to the industry average to gauge our progress.

In addition, we expect these initiatives to contribute to our rank as the No. 1 or No. 2 carrier based on premium volume in agencies that have represented us for at least five years. In 2011, we again earned that rank in approximately 75 percent of the agencies that have represented Cincinnati Insurance for more than five years, based on 2010 premiums. We are working to increase the percentage of agencies where we achieve that rank.

Drive Premium Growth

Implementation of the operational initiatives below is intended to further penetrate each market we serve through our independent agency network. We expect strategies aimed at specific market opportunities, along with service enhancements, to help our agents grow and increase our share of their business. Our strategy includes new initiatives and execution of prior year growth initiatives, including use of profitability and growth models or plans at an agency level to facilitate coordination and decision-making. In addition to estimating planned premium growth from existing agencies, these plans help project the number of additional agencies needed to achieve premium targets. Our focus remains on the key components of agent satisfaction based on factors agents tell us are most important. Significant 2012 initiatives to drive premium growth include:

•	Expansion of our marketing capabilities – We continue to enhance our generalist approach to allow our appointed agencies to better compete in the marketplace by providing services agent’s clients want and need. During 2012, we will add field marketing representatives for additional agency support in targeted areas, including some specializing in personal lines or excess and surplus lines. Expansion of our personal lines operation is planned for three additional states where we currently do not offer personal lines products. We also continue to develop and coordinate targeted marketing, including cross-selling opportunities, through our Target Markets department. This area focuses on commercial product development, including identification and promotional support for promising classes of business. We offered nine target markets programs to our agencies at the end of 2011, and we plan to launch four additional programs during 2012.

•	New agency appointments – We continue to appoint new agencies to develop additional points of distribution, focusing on markets where our market share is less than 1 percent while also considering economic and catastrophe risk factors. In 2012, we are targeting approximately 130 appointments of independent agencies, some in the five states we entered since late 2008 but the majority in our more established states of operation. We seek to build a close, long-term relationship with each agency we appoint. We carefully evaluate the marketing reach of each new appointment to ensure the territory can support both current and new agencies. In counting new agency appointments, we include appointment of new agency relationships with The Cincinnati Insurance Companies. For those that we believe will produce a meaningful amount of new business premiums, we also count appointments of agencies that merge with a Cincinnati agency and new branch offices opened by existing Cincinnati agencies. We made 133, 93 and 87 new appointments in 2011, 2010 and 2009, respectively, with 93, 70 and 65 representing new relationships. Nearly one-quarter of the agencies appointed during 2011 were in the five states we entered since late 2008: Texas, Colorado, Wyoming, Connecticut and Oregon. The contribution of those states to our property casualty premium growth should occur over several years as time is required to fully realize the benefits of our agency relationships. We generally earn a 10 percent share of an agency’s business within 10 years of its appointment. We also help our agents grow their business by attracting more clients in their communities through unique Cincinnati-style service.

We measure the overall success of our strategy to drive premium growth primarily through changes in net written premiums. In addition to tracking our progress toward our year 2015 direct written premiums target, we believe we can grow faster than the industry average over any five-year period.

Cincinnati Financial Corporation – 2011 10-K - 11

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

Revenues, income before income taxes and identifiable assets for each segment are shown in a table in Item 8, Note 18 of the Consolidated Financial Statements, Page 136. Some of that information also is discussed in this section of this report, where we explain the business operations of each segment. The financial performance of each segment is discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which begins on Page 38.

Commercial Lines Property Casualty Insurance Segment

The commercial lines property casualty insurance segment contributed net earned premiums of $2.197 billion to consolidated total revenues, or 57.8 percent of that total, and reported a loss before income taxes of $101 million in 2011. Commercial lines net earned premiums rose 2 percent in 2011, following declines of 2 percent in 2010 and 5 percent in 2009.

Approximately 95 percent of our commercial lines premiums are written to provide accounts with coverages from more than one of our business lines. As a result, we believe that our commercial lines business is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for our business lines. The seven commercial business lines are:

•	Commercial casualty – Provides coverage to businesses against third-party liability from accidents occurring on their premises or arising out of their operations, including liability coverage for injuries sustained from products sold as well as coverage for professional services, such as dentistry. Specialized casualty policies may include liability coverage for employment practices liability (EPLI), which protects businesses against claims by employees that their legal rights as employees of the company have been violated, and against other acts or failures to act under specified circumstances; and excess insurance and umbrella liability, including personal umbrella liability written as an endorsement to commercial umbrella coverages. The commercial casualty business line includes liability coverage written on both a discounted and nondiscounted basis as part of commercial package policies.

•	Commercial property – Provides coverage for loss or damage to buildings, inventory and equipment caused by covered causes of loss such as fire, wind, hail, water, theft and vandalism, as well as business interruption resulting from a covered loss. Commercial property also includes crime insurance, which provides coverage for losses such as embezzlement or misappropriation of funds by an employee, among others; and inland marine insurance, which provides coverage for builder’s risk, cargo, electronic data processing equipment and a variety of mobile equipment, such as contractor’s equipment. Various property coverages can be written as stand-alone policies or can be added to a package policy. The commercial property business line includes property coverage written on both a nondiscounted and discounted basis as part of commercial package policies.

•	Commercial auto – Protects businesses against liability to others for both bodily injury and property damage, medical payments to insureds and occupants of their vehicles, physical damage to an insured’s own vehicle from collision and various other perils, and damages caused by uninsured motorists.

•	Workers’ compensation – Protects employers against specified benefits payable under state or federal law for workplace injuries to employees. We write workers’ compensation coverage in all of our active states except North Dakota, Ohio, Washington and Wyoming, where coverage is provided solely by the state instead of by private insurers.

•	Specialty packages – Includes coverages for property, liability and business interruption tailored to meet the needs of specific industry classes such as artisan contractors, dentists, garage operators, financial institutions, metalworkers, printers, religious institutions or smaller main street businesses. Businessowners policies, which combine property, liability and business interruption coverages for small businesses, are included in specialty packages.

Cincinnati Financial Corporation – 2011 10-K - 12

•	Surety and executive risk – This business line includes:
o	Contract and commercial surety bonds, which guarantee a payment or reimbursement for financial losses resulting from dishonesty, failure to perform and other acts.

o	Fidelity bonds, which cover losses that policyholders incur as a result of fraudulent acts by specified individuals or dishonest acts by employees.

o	Director and officer (D&O) liability insurance, which covers liability for actual or alleged errors in judgment, breaches of duty or other wrongful acts related to activities of for-profit or nonprofit organizations. Approximately 65 percent of new D&O policies and approximately 30 percent of director and officer new business premiums written in 2011 were for nonprofit entities. Our director and officer liability policy can optionally include EPLI coverage.

•	Machinery and equipment – Specialized coverage provides protection for loss or damage to boilers and machinery, including production and computer equipment, due to sudden and accidental mechanical breakdown, steam explosion or artificially generated electrical current.

Our emphasis is on products that agents can market to small to midsized businesses in their communities. Of our 1,648 reporting agency locations, 17 market only our surety and executive risk products and 18 market only our personal lines products. The remaining 1,613 locations, located in all states in which we actively market, offer some or all of our standard market commercial insurance products.

In 2011, our 10 highest volume commercial lines states generated 63.3 percent of our earned premiums compared with 64.3 percent in 2010 and 65.3 percent in 2009 as we continued efforts to geographically diversify our property casualty risks. Earned premiums in the 10 highest volume states increased 1 percent in 2011 and increased 4 percent in the remaining 29 states. The number of reporting agency locations in our 10 highest volume states increased to 985 in 2011 from 954 in 2010.

Commercial Lines Earned Premiums by State

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2011
Ohio	$341	15.5%	232	$1.5
Illinois	189	8.6	123	1.5
Pennsylvania	163	7.4	85	1.9
Indiana	138	6.3	106	1.3
North Carolina	118	5.4	82	1.4
Virginia	101	4.6	66	1.5
Michigan	99	4.5	115	0.9
Georgia	83	3.8	75	1.1
Wisconsin	82	3.7	51	1.6
Tennessee	77	3.5	50	1.5
Year ended December 31, 2010
Ohio	$347	16.1%	223	$1.6
Illinois	187	8.7	120	1.6
Pennsylvania	157	7.3	83	1.9
Indiana	133	6.2	104	1.3
North Carolina	120	5.6	78	1.5
Virginia	100	4.6	60	1.7
Michigan	96	4.5	115	0.8
Georgia	82	3.8	75	1.1
Wisconsin	81	3.8	48	1.7
Tennessee	79	3.7	48	1.6

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

Commercial lines policy renewals are managed by headquarters underwriters who are assigned to specific agencies and consult with local field staff as needed. As part of our team approach, headquarters underwriters also help oversee agency growth and profitability. They are responsible for formal issuance of all new business and renewal policies as well as policy endorsements. Further, the headquarters underwriters provide day-to-day customer service to agencies and marketing representatives by offering product training, answering underwriting questions, helping to determine underwriting eligibility and assisting with the mechanics of premium determination.

Cincinnati Financial Corporation – 2011 10-K - 13

Our emphasis on small to midsized businesses is reflected in the mix of our commercial lines premium volume by policy size. Nearly 90 percent of our commercial in-force policies have annual premiums of $10,000 or less, accounting in total for approximately one-third of our 2011 commercial lines premium volume. The remainder of policies have annual premiums greater than $10,000, including in-force policies with annual premiums greater than $100,000 that account for slightly less than 15 percent of our 2011 commercial lines premium volume.

Our commercial lines packages typically are offered on a three-year policy term for most insurance coverages, a key competitive advantage. In our experience, multi-year packages appeal to the quality-conscious insurance buyers who we believe are typical clients of our independent agents. Customized insurance programs on a three-year term complement the long-term relationships these policyholders typically have with their agents and with the company. By reducing annual administrative efforts, multi-year policies lower expenses for our company and for our agents. The commitment we make to policyholders encourages long-term relationships and reduces their need to annually re-evaluate their insurance carrier or agency. We believe that the advantages of three-year policies in terms of improved policyholder convenience, increased account retention and reduced administrative costs outweigh the potential disadvantage of these policies, even in periods of rising rates.

Although we offer three-year policy terms, premiums for some coverages within those policies are adjustable at anniversary for the next annual period, and policies may be canceled at any time at the discretion of the policyholder. Contract terms often provide that rates for property, general liability, inland marine and crime coverages, as well as policy terms and conditions, are fixed for the term of the policy. The general liability exposure basis may be audited annually. Commercial auto, workers’ compensation, professional liability and most umbrella liability coverages within multi-year packages are rated at each of the policy's annual anniversaries for the next one-year period. The annual pricing could incorporate rate changes approved by state insurance regulatory authorities between the date the policy was written and its annual anniversary date, as well as changes in risk exposures and premium credits or debits relating to loss experience and other underwriting judgment factors. We estimate that approximately 75 percent of 2011 commercial premiums were subject to annual rating or were written on a one-year policy term.

We believe our commercial lines segment premiums reflect a higher concentration, relative to industry commercial lines premiums, in contractor-related businesses. Since economic activity related to construction, which can heavily influence insured exposures of contractors working in the construction industry, may experience cycles that vary significantly with economy as a whole, our commercial lines premium trends could vary from commercial lines premium trends for the property casualty insurance industry. In 2011, we estimated that policyholders with a contractor-related Insurance Services Office (ISO) general liability code accounted for approximately 33 percent of our general liability premiums, which are included in the commercial casualty line of business, and that policyholders with a contractor-related National Council on Compensation Insurance Inc. (NCCI) workers’ compensation code accounted for approximately 45 percent of our workers’ compensation premiums.

Staying abreast of evolving market conditions is a critical function, accomplished in both an informal and a formal manner. Informally, our field marketing representatives, underwriters and Target Markets department associates are in continuous receipt of market intelligence from the agencies with which they work. Our commercial lines product management group and field marketing representatives obtain competitive intelligence through various means. This market information helps identify the top competitors by line of business or specialty program and also identifies our market strengths and weaknesses. The information obtained encompasses pricing, breadth of coverage and underwriting/eligibility issues.

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

We support our commercial lines operations with a variety of technology tools. e-CLAS® CPP for commercial package and auto coverages now has rolled out to all of our appointed agencies in 34 states. It is being developed for additional coverages and remaining states that will be deployed over time. Since the initial deployment of e-CLAS in late 2009, approximately 60 percent of our non-workers’ compensation commercial lines policies in force at the end of 2011 have been processed through e-CLAS. Due to the three-year policy term for much of our commercial lines business, some policies are not due for renewal processing in e-CLAS until 2012. In addition to increasing efficiency for our associates, the system allows our agencies to quote and print commercial package policies in their offices, increasing their ease of doing business with us. The e-CLAS platform also makes use of our real-time agency interface, CinciBridge®, which allows the automated movement of key underwriting data from an agency’s management system to e-CLAS. This reduces agents’ data entry tasks and allows seamless quoting, rating and issuance capability.

Cincinnati Financial Corporation – 2011 10-K - 14

Personal Lines Property Casualty Insurance Segment

The personal lines property casualty insurance segment contributed net earned premiums of $762 million to consolidated total revenues, or 20.0 percent of the total, and reported a loss before income taxes of $181 million in 2011. Personal lines net earned premiums grew 6 percent in 2011 and 5 percent in 2010, after declining less than 1 percent in 2009.

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

At year-end, we marketed personal lines insurance products through 1,195 or approximately 73 percent of our 1,648 reporting agency locations. The 1,195 personal lines agency locations are in 29 of the 39 states in which we offer standard market commercial lines insurance and represent nearly 80 percent of the reporting agency locations in the 29 states. During 2010, we largely completed an initiative that began in 2008 to appoint for personal lines existing agencies marketing only our commercial lines insurance products. We continue to evaluate opportunities to expand our marketing of personal lines to other states. Primary factors considered in the evaluation of a potential new state include weather-related catastrophe history and the legal climate.

In 2011, our 10 highest volume personal lines states generated 80.7 percent of our earned premiums compared with 82.2 percent in 2010 and 84.1 percent in 2009. Earned premiums in the 10 highest volume states increased 4 percent in 2011 while increasing 13 percent in the remaining states, reflecting progress toward our long-term objective of geographic diversification through new states for our personal lines operation. The number of reporting agency locations in our 10 highest volume states increased 7 percent to 798 in 2011 from 749 in 2010.

Personal Lines Earned Premiums by State

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2011
Ohio	$242	31.7%	207	$1.2
Georgia	66	8.6	71	0.9
Indiana	64	8.4	85	0.8
Illinois	56	7.4	90	0.6
Kentucky	44	5.7	38	1.2
Alabama	42	5.5	41	1.0
Michigan	32	4.2	97	0.3
North Carolina	28	3.7	77	0.4
Tennessee	22	2.8	45	0.5
Virginia	20	2.7	47	0.4
Year ended December 31, 2010
Ohio	$246	34.1%	199	$1.2
Georgia	63	8.8	69	0.9
Indiana	59	8.2	82	0.7
Illinois	52	7.2	86	0.6
Alabama	42	5.9	38	1.1
Kentucky	40	5.5	37	1.1
Michigan	28	3.8	90	0.3
Tennessee	22	3.1	43	0.5
North Carolina	20	2.8	67	0.3
Virginia	20	2.8	38	0.5

Cincinnati Financial Corporation – 2011 10-K - 15

New and renewal personal lines business reflects our risk-specific underwriting philosophy. Each agency selects personal lines business primarily from within the geographic territory that it serves, based on the agent’s knowledge of the risks in those communities or familiarity with the policyholder. Personal lines activities are supported by headquarters associates assigned to individual agencies. At year-end 2011, we had eight full-time personal lines field marketing representatives who have underwriting authority and visit agencies on a regular basis. They focus primarily on key states targeted for growth, reinforcing the advantages of our personal lines products and offering training in the use of our processing system.

All of our personal lines policies are written for a one-year term. Competitive advantages of our personal lines operation include broad coverage forms, flexible underwriting, superior claims service and customizable endorsements for both the personal auto and homeowner policies. Our personal lines products are processed through Diamond, our web-based real-time personal lines policy processing system that supports and allows streamlined processing. Diamond incorporates features frequently requested by our agencies such as pre-filling of selected data for improved efficiency, easy-to-use screens, local and headquarters policy printing options, data transfer to and from popular agency management systems and real-time integration with third-party data such as insurance scores, motor vehicle reports and address verification.

Excess and Surplus Lines Property Casualty Insurance Segment

The excess and surplus lines property casualty segment contributed net earned premiums of $70 million to consolidated total revenues, or 1.8 percent of the total, and reported profit before income taxes of $6 million in 2011, its fourth year of operation. Excess and surplus lines net earned premium increased 43 percent in 2011 and 81 percent in 2010.

Our excess and surplus lines policies typically cover business risks with unique characteristics, such as the nature of the business or its claim history, that are difficult to profitably insure in the standard commercial lines market. Excess and surplus lines insurers have more flexibility in coverage terms and rates compared with standard lines companies, generally resulting in policies with higher rates and terms and conditions customized for specific risks, including restricted coverage where appropriate. We target small to midsized risks, seeking to avoid those we consider exotic in nature. Our average excess and surplus lines policy size is approximately $5,000 in annual premiums, and policyholders in many cases also have standard market insurance with one of The Cincinnati Insurance Companies. All of our excess and surplus lines policies are written for a maximum term of one year. Approximately 80 percent of our 2011 premium volume for the excess and surplus lines segment provided commercial casualty coverages and about 20 percent provided commercial property coverages. Those coverages are described below.

•	Commercial casualty – Covers businesses for third-party liability from accidents occurring on their premises or arising out of their operations, including products and completed operations. The majority of these policies have coverage limits of $1 million or less. Miscellaneous errors and omissions and professional coverage for liability from actual or alleged errors in judgment, breaches of duty or other wrongful acts related to activities of insured businesses is also available, as is excess liability coverage that adds another layer of protection to the insured’s other liability insurance policies. Typical businesses covered include contractors, consultants, bars or taverns, and manufacturers. Policies covering liability at special events are also available.

•	Commercial property – Insures loss or damage to buildings, inventory, equipment and business income from causes of loss such as fire, wind, hail, water, theft and vandalism. Examples of property we commonly insure with excess and surplus lines policies include temporarily vacant buildings, restaurants and relatively higher-hazard manufacturing classes.

At the end of 2011, we marketed excess and surplus lines insurance products in each of the 39 states in which we offer standard market commercial lines insurance. Offering excess and surplus lines helps agencies representing The Cincinnati Insurance Companies meet the insurance needs of their clients when coverage is unavailable in the standard market. By providing outstanding service, we can help agencies grow and prosper while also profitably growing our property casualty business.

In 2011, our 10 highest volume excess and surplus lines states generated 62.8 percent of our earned premiums compared with 65.1 percent in the prior year.

Cincinnati Financial Corporation – 2011 10-K - 16

Excess and Surplus Lines Earned Premiums by State

(Dollars in millions)	Earned premiums	% of total earned
Year ended December 31, 2011
Ohio	$9	12.4%
Indiana	7	9.7
Illinois	5	6.8
Georgia	5	6.6
Texas	4	6.3
Missouri	4	5.4
Pennsylvania	3	4.2
Michigan	3	4.0
Kentucky	3	3.7
North Carolina	3	3.7
Year ended December 31, 2010
Ohio	$7	13.2%
Indiana	5	11.0
Illinois	4	8.3
Georgia	4	7.3
Missouri	2	4.7
Michigan	2	4.7
Pennsylvania	2	4.2
North Carolina	2	4.1
Texas	2	3.9
Kentucky	2	3.7

Agencies representing The Cincinnati Insurance Companies write over $2 billion in annual premiums for all excess and surplus lines carriers in total that they represent. We estimate that approximately half of that premium volume matches the targeted business types and coverages we offer through our excess and surplus lines segment. We structured the operations of this segment to meet the needs of these agencies and to market exclusively through them.

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

We use a web-based excess and surplus lines policy administration system to quote, bind, issue and deliver policies electronically to agents. This system provides integration to existing document management and data management systems, allowing for real-time processing of policies and billing. It provides a specimen policy detailing coverages when a policy is quoted and delivers electronic copies of policies to producers within minutes of underwriting approval and policy issue. In 2011, more than 95 percent of policies were issued within 24 hours of a request to bind a policy.

Cincinnati Financial Corporation – 2011 10-K - 17

Life Insurance Segment

The life insurance segment contributed $165 million of net earned premiums, representing 4.3 percent of consolidated total revenues, and negative $3 million of income before income taxes in 2011. Life insurance segment profitability is discussed in detail in Item 7, Life Insurance Results of Operations, Page 79. Life insurance net earned premiums grew 4 percent in 2011, 10 percent in 2010 and 13 percent in 2009.

The Cincinnati Life Insurance Company supports our agency-centered business model. Cincinnati Life helps meet the needs of our agencies, including increasing and diversifying agency revenues. We primarily focus on life products that feature a steady stream of premium payments and that have the potential for generating revenue growth through increasing demand. By diversifying revenue and profitability for both the agency and our company, this strategy enhances the already strong relationship built by the combination of the property casualty and life companies.

Life Insurance Business Lines

Four lines of business – term insurance, universal life insurance, worksite products and whole life insurance – account for 96.2 percent of the life insurance segment’s revenues:

•	Term insurance – policies under which a death benefit is payable only if the insured dies during a specific period of time. For policies without a return of premium provision, no benefit is payable if the insured person survives to the end of the term. For policies in force with a return of premium provision, a benefit equal to the sum of all paid base premiums is payable if the insured person survives to the end of the term. Premiums are fixed and they must be paid as scheduled. The policies are fully underwritten.

•	Universal life insurance – long-duration life insurance policies. Contract premiums are neither fixed nor guaranteed; however, the contract does specify a minimum interest crediting rate and a maximum cost of insurance charge and expense charge. Premiums are not fixed and may be varied by the contract owner. The cash values, available as a loan collateralized by the cash surrender value, are not guaranteed and depend on the amount and timing of actual premium payments and the amount of actual contract assessments. The policies are fully underwritten. Contracts with death benefit guarantees are available for individuals as well as for two lives on contracts called survivor universal life.

•	Worksite products – term insurance, return of premium term insurance, whole life insurance, universal life and disability insurance offered to employees through their employer. Premiums are collected by the employer using payroll deduction. Policies are issued using a simplified underwriting approach and on a guaranteed issue basis. Worksite insurance products provide our property casualty agency force with excellent cross-serving opportunities for both commercial and personal accounts. Agents report that offering worksite marketing to employees of their commercial accounts provides a benefit to the employees at no cost to the employer. Worksite marketing also connects agents with new customers who may not have previously benefited from receiving the services of a professional independent insurance agent.

•	Whole life insurance – policies that provide life insurance for the entire lifetime of the insured. The death benefit is guaranteed never to decrease and premiums are guaranteed never to increase. While premiums are fixed, they must be paid as scheduled. These policies provide guaranteed cash values that are available as loans collateralized by the cash surrender value. The policies are fully underwritten.

In addition, Cincinnati Life markets:

•	Disability income insurance that provides monthly benefits to offset the loss of income when the insured person is unable to work due to accident or illness.

•	Deferred annuities that provide regular income payments that commence after the end of a specified period or when the annuitant attains a specified age. During the deferral period, any payments made under the contract accumulate at the crediting rate declared by the company but not less than a contract-specified guaranteed minimum interest rate. A deferred annuity may be surrendered during the deferral period for a cash value equal to the accumulated payments plus interest less the surrender charge, if any.

•	Immediate annuities that provide some combination of regular income and lump sum payments in exchange for a single premium.

Cincinnati Financial Corporation – 2011 10-K - 18

Life Insurance Distribution

Cincinnati Life seeks to become the life insurance carrier of choice for the independent agencies that work with our property casualty operations. We emphasize up-to-date products, responsive underwriting and high quality service as well as competitive commissions. At year-end 2011, almost 85 percent of our 1,648 property casualty reporting agency locations offered Cincinnati Life’s products to their clients. We also develop life business from approximately 560 other independent life insurance agencies. We are careful to solicit business from these other agencies in a manner that does not conflict with or compete with the marketing and sales efforts of our property casualty agencies.

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

Cincinnati Financial Corporation – 2011 10-K - 19

Investments Segment

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

The fair value of our investment portfolio was $11.735 billion and $11.424 billion at year-end 2011 and 2010, respectively. The overall portfolio remained in an unrealized gain position as broad equity and fixed income markets experienced total returns ranging from modest to strong.

The cash we generate from insurance operations historically has been invested in two broad categories of investments:

•	Fixed-maturity investments – Includes taxable and tax-exempt bonds and redeemable preferred stocks. During 2011 and 2010, purchases and market value gains served to more than offset sales and calls.
•	Equity investments – Includes common and nonredeemable preferred stocks. During 2011, purchases and fair value gains partially offset sales. During 2010, purchases and fair value gains more than offset sales.

	At December 31, 2011				At December 31, 2010
	Cost or	Percent		Percent	Cost or	Percent		Percent
(In millions)	amortized cost	of total	Fair value	of total	amortized cost	of total	Fair value	of total
Taxable fixed maturities	$5,369	52.4%	$5,847	49.8%	$5,139	50.5%	$5,533	48.4%
Tax-exempt fixed maturities	2,715	26.5	2,932	25.0	2,749	27.0	2,850	25.0
Common equities	2,088	20.4	2,854	24.3	2,211	21.7	2,940	25.7
Preferred equities	74	0.7	102	0.9	75	0.8	101	0.9
Total	$10,246	100.0%	$11,735	100.0%	$10,174	100.0%	$11,424	100.0%

When allocating cash to various asset classes we consider market based factors such as risk adjusted after tax yields as well as internal measures based on regulatory and rating agency guidance. In 2011, we had net dispositions in all asset classes except investment grade corporate bonds. The primary driver of this was routine portfolio management as well as less new cash available for investment as a result of our unusual level of catastrophe activity.

At year-end 2011, less than 1 percent of the value of our investment portfolio was made up of securities that are classified as Level 3 assets and that require management’s judgment to develop pricing or valuation techniques. We generally obtain at least two outside valuations for these assets and generally use the more conservative estimate. These investments include private placements, small issues and various thinly traded securities. See Item 7, Fair Value Measurements, Page 47, and Item 8, Note 3 of the Consolidated Financial Statements Page 123, for additional discussion of our valuation techniques.

In addition to securities held in our investment portfolio, at year-end 2011, other invested assets included $37 million of life policy loans and $29 million of venture capital fund investments.

Fixed-Maturity Investments

By maintaining a well diversified fixed-maturity portfolio, we attempt to manage overall interest rate, reinvestment, credit and liquidity risk. We pursue a buy-and-hold strategy and do not attempt to make large-scale changes to the portfolio in anticipation of rate movements. By investing new money on a regular basis and analyzing risk-adjusted after-tax yields, we work to achieve a laddering effect to our portfolio that may mitigate some of the effects of adverse interest rate movements.

Cincinnati Financial Corporation – 2011 10-K - 20

Fixed-Maturity Portfolio Ratings

At year-end 2011, this portfolio’s fair value was 108.6 percent of amortized cost, up from last year as a significant decline in the level of interest rates more than offset a general widening of corporate credit spreads.

The portfolio grew in 2011 due to a combination of market performance and purchases, most heavily concentrated in the investment grade corporate sector. The majority of our non-rated securities are tax-exempt municipal bonds from smaller municipalities that chose not to pursue a credit rating. Credit ratings at year-end 2011 and 2010 for the fixed-maturity portfolio were:

	At December 31, 2011		At December 31, 2010
	Fair	Percent	Fair	Percent
(In millions)	value	of total	value	of total
Moody's Ratings and Standard & Poor's Ratings combined:
Aaa, Aa, A, AAA, AA, A	$5,507	62.7%	$5,216	62.2%
Baa, BBB	2,842	32.4	2,656	31.7
Ba, BB	195	2.2	241	2.9
B, B	33	0.4	42	0.5
Caa, CCC	5	0.1	19	0.2
Ca, CC	0	0.0	0	0.0
Daa, Da, D	2	0.0	1	0.0
Non-rated	195	2.2	208	2.5
Total	$8,779	100.0%	$8,383	100.0%

Our fixed-maturity portfolio as of December 31, 2011, included approximate maturing amounts with pretax average yields-to-book value as follows: 4.9 percent maturing in 2012 with a 5.3 percent yield, 8.0 percent in 2013 with a 4.7 percent yield, and 8.7 in 2014 percent with a 5.3 percent yield. Additional maturity periods for our fixed-maturity portfolio are shown in Item 8, Note 2 of the Consolidated Financial Statements, Page 120. Attributes of the fixed-maturity portfolio include:

	At December 31,
	2011		2010
Weighted average yield-to-amortized cost	5.3%		5.5%
Weighted average maturity	6.7	yrs	6.8	yrs
Effective duration	4.4	yrs	5.0	yrs

Taxable Fixed Maturities

The fair values of our taxable fixed-maturity portfolio for the last two years were:

	At December 31,
(In millions)	2011	2010
Investment-grade corporate	$5,100	$4,695
States, municipalities and political subdivisions	320	293
Below investment-grade corporate	198	268
Government sponsored enterprises	160	200
Convertibles and bonds with warrants attached	59	69
United States government	7	5
Foreign government	3	3
Total	$5,847	$5,533

While our strategy typically is to buy and hold fixed-maturity investments to maturity, we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of U.S. agency issues, no individual issuer's securities accounted for more than 0.9 percent of the taxable fixed-maturity portfolio at year-end 2011. Investment grade corporate bonds had an average rating of Baa1 by Moody’s or BBB+ by Standard & Poor’s and represented 87.2 percent of the taxable fixed-maturity portfolio’s fair value at year end 2011, compared with 84.8 percent in 2010.

The investment-grade corporate bond portfolio is most heavily concentrated in the financial-related sectors, including banking, financial services and insurance. The financial sectors represented 29.3 percent of fair value of this portfolio at year-end 2011, compared with 28.9 percent, at year-end 2010. Although the financial-related sectors make up our largest group of investment-grade corporate bonds, we believe our concentration is below the average for the corporate bond market as a whole. No other sector exceeded 10 percent of our investment-grade corporate bond portfolio at year-end 2011.

Most of the $320 million of securities issued by states, municipalities and political subdivisions securities included in our taxable fixed-maturity portfolio at the end of 2011 were Build America Bonds.

Tax-Exempt Fixed Maturities

Our tax-exempt fixed-maturity portfolio’s fair value was $2.932 billion at December 31, 2011. We traditionally have purchased municipal bonds focusing on general obligation and essential services, such as sewer, water or others. The portfolio is well diversified among approximately 1,000 municipal bond issuers. No single municipal issuer accounted for more than 0.7 percent of the tax-exempt fixed-maturity portfolio at year-end 2011. Municipal bond holdings in our larger states were:

Cincinnati Financial Corporation – 2011 10-K - 21

(In millions)	State issued general obligation bonds	Local issued general obligation bonds	Special revenue bonds	Total	Percent of total
At December 31, 2011
Texas	$-	$425	$99	$524	17.9%
Indiana	-	16	316	332	11.3
Michigan	-	257	12	269	9.2
Illinois	-	226	23	249	8.5
Ohio	-	132	107	239	8.2
Washington	3	174	39	216	7.4
Wisconsin	2	115	25	142	4.8
Pennsylvania	-	76	8	84	2.9
Florida	-	21	61	82	2.8
Arizona	-	51	27	78	2.7
Colorado	-	40	15	55	1.9
Kansas	-	27	20	47	1.6
New Jersey	-	30	17	47	1.6
New York	-	18	24	42	1.4
Utah	-	21	19	40	1.4
All other states	1	264	221	486	16.4
Total	$6	$1,893	$1,033	$2,932	100.0%

At December 31, 2010
Texas	$-	$425	$107	$532	18.7%
Indiana	-	21	328	349	12.2
Michigan	-	245	12	257	9.0
Illinois	-	219	23	242	8.5
Ohio	-	131	107	238	8.4
Washington	-	166	32	198	6.9
Wisconsin	-	116	19	135	4.7
Florida	-	19	67	86	3.0
Pennsylvania	-	67	9	76	2.7
Arizona	-	46	30	76	2.7
Colorado	-	37	15	52	1.8
New Jersey	-	28	17	45	1.6
Kansas	-	24	20	44	1.5
New York	3	15	21	39	1.4
Utah	-	20	17	37	1.3
All other states	-	233	211	444	15.6
Total	$3	$1,812	$1,035	$2,850	100.0%

At year-end 2011, our tax-exempt fixed-maturity portfolio, with a fair value of $2.932 billion, had an average rating of Aa2/AA. Almost 75 percent or $2.153 billion of the portfolio is insured, and approximately 95.5 percent of the insured portion carried an underlying rating of at least A3 or A- by Moody’s or Standard & Poor’s at year-end. We strongly prefer general obligation or essential services bonds, which we believe provide a superior risk profile. The top three revenue resources of the $1.033 billion in special revenue bonds owned at year-end 2011 were 36 percent from leasing, 21 percent from water and sewer and 9 percent from higher education.

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

At December 31, 2011, no holding had a fair value equal to or greater than 5 percent of our publicly traded common stock portfolio compared with one holding at that level at year-end 2010. Pepsico Inc. (NYSE:PEP) was our largest single common stock investment at year end, comprising 4.7 percent of the publicly traded common stock portfolio and 1.1 percent of the investment portfolio.

At year-end 2011, 28.3 percent of our common stock holdings (measured by fair value) were held at the parent company level.

Cincinnati Financial Corporation – 2011 10-K - 22

Common Stock Portfolio Industry Sector Distribution

	Percent of Publicly Traded Common Stock Portfolio
	At December 31, 2011		At December 31, 2010
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	16.9%	19.0%	13.0%	18.7%
Energy	14.0	12.3	12.9	12.0
Consumer staples	12.3	11.5	15.4	10.6
Healthcare	12.0	11.8	14.1	10.9
Industrials	11.8	10.7	11.7	11.0
Consumer discretionary	9.4	10.7	8.3	10.6
Financial	8.5	13.4	11.7	16.1
Materials	5.7	3.5	5.2	3.7
Utilities	5.5	3.9	4.2	3.3
Telecomm services	3.9	3.2	3.5	3.1
Total	100.0%	100.0%	100.0%	100.0%

Preferred Stocks

We evaluate preferred stocks in a manner similar to our evaluation of fixed-maturity investments, seeking attractive relative yields. We generally focus on investment-grade preferred stocks issued by companies with strong histories of paying common dividends, providing us with another layer of protection. When possible, we seek out preferred stocks that offer a dividend received deduction for income tax purposes. We made no purchases or sales for this portfolio during 2010 or 2011.

Additional information about the composition of investments is included in Item 8, Note 2 of the Consolidated Financial Statements, Page 120. A detailed listing of our portfolio is updated on our website, www.cinfin.com/investors, each quarter when we report our quarterly financial results.

Other

We report as Other the non-investment operations of the parent company and its subsidiary CFC Investment Company. This subsidiary offers commercial leasing and financing services to our agencies, their clients and other customers. As of year-end 2011, CFC Investment Company had 2,217 accounts and $76 million in receivables, compared with 2,227 accounts and $73 million in receivables at year-end 2010.

Regulation

The business of insurance primarily is regulated by state law. All of our insurance company subsidiaries are domiciled in the state of Ohio except The Cincinnati Specialty Underwriters, which is domiciled in Delaware. Each insurance subsidiary is governed by the insurance laws and regulations in its respective state of domicile. We also are subject to state regulatory authorities of all states in which we write insurance. The state laws and regulations that have the most significant effect on our insurance operations and financial reporting are discussed below.

•	Insurance Holding Company Regulation – We are regulated as an insurance holding company system in the respective states of domicile of our primary standard market property casualty company subsidiary and its surplus lines and life insurance subsidiaries. These regulations require that we annually furnish financial and other information about the operations of the individual companies within the holding company system. All transactions within a holding company affecting insurers must be fair and equitable. Notice to the state insurance commissioner is required prior to the consummation of transactions affecting the ownership or control of an insurer and prior to certain material transactions between an insurer and any person or entity in its holding company group. In addition, some of those transactions cannot be consummated without the commissioner’s prior approval.

•	Subsidiary Dividends – The Cincinnati Insurance Company is 100 percent owned by Cincinnati Financial Corporation. The dividend-paying capacity of The Cincinnati Insurance Company and its 100 percent owned subsidiaries is regulated by the laws of the applicable state of domicile. Under these laws, our insurance subsidiaries must provide a 10-day advance informational notice to the insurance commissioner for the domiciliary state prior to payment of any dividend or distribution to its shareholders. Generally, the most our insurance subsidiary can pay without prior regulatory approval is the greater of 10 percent of policyholder surplus or 100 percent of statutory net income for the prior calendar year. Dividends exceeding these limitations may be paid only with approval of the insurance department of the domiciliary state.

The insurance company subsidiaries must give 30 days’ notice to and obtain prior approval from the state insurance commissioner before the payment of an extraordinary dividend as defined by the state’s insurance code. You can find information about the dividends paid by our insurance subsidiary in 2011 in Item 8, Note 9 of the Consolidated Financial Statements, Page 127.

Cincinnati Financial Corporation – 2011 10-K - 23

•	Insurance Operations – All of our insurance subsidiaries are subject to licensing and supervision by departments of insurance in the states in which they do business. The nature and extent of such regulations vary, but generally are rooted in statutes that delegate regulatory, supervisory and administrative powers to state insurance departments. Such regulations, supervision and administration of the insurance subsidiaries include, among others, the standards of solvency that must be met and maintained; the licensing of insurers and their agents and brokers; the nature and limitations on investments; deposits of securities for the benefit of policyholders; regulation of standard market policy forms and premium rates; policy cancellations and non-renewals; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; requirements regarding reserves for unearned premiums, losses and other matters; the nature of and limitations on dividends to policyholders and shareholders; the nature and extent of required participation in insurance guaranty funds; the involuntary assumption of hard-to-place or high-risk insurance business, primarily workers’ compensation insurance; and the collection, remittance and reporting of certain taxes and fees. In 2010, our primary insurance regulators adopted the Model Audit Rule for annual statutory financial reporting. This regulation closely mirrors the Sarbanes-Oxley Act on matters such as auditor independence, corporate governance and internal controls over financial reporting. The regulation permits the audit committee of Cincinnati Financial Corporation’s board of directors to also serve as the audit committee of each of our insurance subsidiaries for purposes of this regulation.

The legislative and regulatory climate in Florida continues to create uncertainty for the insurance industry. In February 2007, we adopted a marketing stance of continuing to service existing accounts while writing no new business relationships in Florida. This remained our stance through 2009, except in the lines of directors and officers, surety, machinery and equipment and life insurance, which we resumed writing in June 2007, subject to existing guidelines. In 2009, we cautiously resumed writing additional commercial lines new business while working to more actively manage the associated catastrophe risk, carefully underwriting new commercial submissions and non-renewing commercial and personal lines policies that present the most risk of loss because of their age, construction and geographic characteristics. In 2011, our property casualty net written premiums from Florida agencies were 1.7 percent of net written premiums, matching the percentage in 2010.

On August 24, 2007, the company received administrative subpoenas from the Florida Office of Insurance Regulation seeking documents and testimony concerning insurance for residential risks located in Florida and communications with reinsurers, risk modeling companies, rating agencies and insurance trade associations. We produced documents to respond to the subpoenas. Although inactive, these subpoenas remain outstanding as of December 31, 2011. We continue to assess the changing insurance environment in Florida.

•	Insurance Guaranty Associations – Each state has insurance guaranty association laws under which the associations may assess life and property casualty insurers doing business in the state for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the insurer’s proportionate share of business written by all member insurers in the state. Our insurance companies received a savings of less than $1 million from guaranty association refunds in 2011 and a savings of less than $3 million in 2010. We cannot predict the amount and timing of any future assessments or refunds on our insurance subsidiaries under these laws.

•	Shared Market and Joint Underwriting Plans – State insurance regulation requires insurers to participate in assigned risk plans, reinsurance facilities and joint underwriting associations, which are mechanisms that generally provide applicants with various basic insurance coverages when they are not available in voluntary markets. Such mechanisms are most commonly instituted for automobile and workers’ compensation insurance, but many states also mandate participation in FAIR Plans or Windstorm Plans, which provide basic property coverages. Participation is based upon the amount of a company’s voluntary market share in a particular state for the classes of insurance involved. Underwriting results related to these organizations could be adverse to our company.

•	Statutory Accounting – For public reporting, insurance companies prepare financial statements in accordance with GAAP. However, certain data also must be calculated according to statutory accounting rules as defined in the National Association of Insurance Commissioners’ (NAIC) Accounting Practices and Procedures Manual. While not a substitute for any GAAP measure of performance, statutory data frequently is used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies.

Cincinnati Financial Corporation – 2011 10-K - 24

•	Insurance Reserves – State insurance laws require that property casualty and life insurers annually analyze the adequacy of reserves. Our appointed actuaries must submit an opinion that reserves are adequate for policy claims-paying obligations and related expenses.

•	Risk-Based Capital Requirements – The NAIC’s risk-based capital (RBC) requirements for property casualty and life insurers serve as an early warning tool for the NAIC and state regulators to identify companies that may be undercapitalized and may merit further regulatory action. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC for property casualty companies takes into account asset and credit risks but places more emphasis on underwriting factors for reserving and pricing. The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks.

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

Title V of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank) created the Federal Insurance Office to monitor the insurance industry and gather information to identify issues or gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry of the United States financial system, and to recommend to the Financial Stability Oversight counsel that it designate an insurer as a systemically significant entity requiring additional supervision by the Federal Reserve Board. We do not expect Dodd-Frank to result in federal oversight of our operations as a systemically significant entity.

We do not expect to have any material effects on our expenditures, earnings or competitive position as a result of compliance with any federal, state, or local provisions enacted or adopted relating to the protection of the environment. We currently do not have any material estimated capital expenditures for environmental control facilities.

Cincinnati Financial Corporation – 2011 10-K - 25

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

The following discussion should be viewed as a starting point for understanding the significant risks we face. It is not a definitive summary of their potential impacts or of our strategies to manage and control the risks. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Page 38, for a discussion of those strategies.

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

Certain events or conditions could diminish our agents’ desire to produce business for us and the competitive advantage that our independent agencies enjoy, including:

•	Downgrade of the financial strength ratings of our insurance subsidiaries. We believe our strong insurer financial strength ratings, in particular the A+ (Superior) ratings from A.M. Best for our standard market property casualty insurance group and each subsidiary, are an important competitive advantage. See Item 1, Financial Strength, Pages 5 through 7, for additional discussion of our financial strength ratings.

•	Concerns that doing business with us is difficult or not profitable, perceptions that our level of service is no longer a distinguishing characteristic in the marketplace, perceptions that our products do not meet the needs of our agents’ clients or perceptions that our business practices are not compatible with agents’ business models.

•	Delays in the development, implementation, performance and benefits of technology systems and enhancements or independent agent perceptions that our technology solutions do not match their needs.

A reduction in the number of independent agencies marketing our products, the failure of agencies to successfully market our products or pay their accounts to us, changes in the strategy or operations of agencies or the choice of agencies to reduce their writings of our products could affect our results of operations if we were unable to replace them with agencies that produce adequate and profitable premiums.

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

Our credit ratings or financial strength ratings of our insurance subsidiaries could be downgraded.

A downgrade in one or more of our company’s credit or debt ratings could adversely impact our borrowing costs or limit our access to capital. Financial strength ratings reflect a rating agency’s opinion of our insurance subsidiaries’ financial strength, operating performance, strategic position and ability to meet obligations to policyholders. Our ratings are subject to periodic review and there is no assurance that our ratings will not be changed. Ratings agencies could change or expand their requirements or could find that our insurance subsidiaries no longer meet the criteria established for current ratings. If our property casualty insurer financial strength ratings were to be downgraded, our agents might find it more difficult to market our products or might choose to emphasize the products of other carriers. See Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity, Page 86, for additional discussion of ratings for our long-term debt.

Cincinnati Financial Corporation – 2011 10-K - 26

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

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Our ability to appropriately manage catastrophe risk depends partially on catastrophe models, the accuracy of which may be affected by inaccurate or incomplete data, the uncertainty of the frequency and severity of future events and the uncertain impact of climate change. Additionally, these models are recalibrated and changed over time, with more data availability and changing opinions regarding the effect of current or emerging loss patterns and conditions. Please see Item 7, 2012 Reinsurance Programs, Page 98, for a discussion of modeled losses considered in evaluating our reinsurance strategy.

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

The occurrence of terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. While we do insure terrorism risk in all areas we serve, we have identified our major terrorism exposure as general commercial risks in the metropolitan Chicago area, small co-op utilities, small shopping malls and small colleges throughout our 39 active states and, because of the number of associates located there, our Fairfield, Ohio headquarters. Additionally, our life insurance subsidiary could be adversely affected in the event of a terrorist event or an epidemic such as the avian or swine flu, particularly if the epidemic were to affect a broad range of the population beyond just the very young or the very old. Our associate health plan is self-funded and could similarly be affected.

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

The Cincinnati Insurance Company also participates in certain assumed reinsurance treaties with reinsurers that spread the risk of very large catastrophe losses among many insurers. At the beginning of 2012, two treaties were in effect with the largest treaty representing exposure for us of up to $3 million of assumed losses from a single catastrophic event. If there is a high frequency of very large catastrophe events during a coverage period of the treaty, our financial position and results of operations could be materially affected. Please see Item 7, 2012 Reinsurance Programs, Page 98, for a discussion of our reinsurance treaties.

In the event of a severe catastrophic event or terrorist attack elsewhere in the world, our insurance losses may be immaterial. However, the companies in which we invest might be severely affected, which could affect our financial condition and results of operations. Our reinsurers might experience significant losses, potentially jeopardizing their ability to pay losses we cede to them. It could also reduce the availability of reinsurance. If we cannot obtain adequate coverage at a reasonable cost, it could constrain where we can write business or reduce the amount of business we can write in certain areas. We also may be exposed to state guaranty fund assessments if other carriers in a state cannot meet their obligations to policyholders. A catastrophe or epidemic event also could affect our operations by damaging our headquarters facility, injuring associates and visitors at our Fairfield, Ohio, headquarters or disrupting our associates’ ability to perform their assigned tasks.

Cincinnati Financial Corporation – 2011 10-K - 27

Our ability to achieve our performance objectives could be affected by changes in the financial, credit and capital markets or the general economy.

We invest premiums received from policyholders and other available cash to generate investment income and capital appreciation, while also maintaining sufficient liquidity to pay covered claims and operating expenses, service our debt obligations and pay dividends. The value of our invested assets is an important component of shareholders’ equity, also known as book value. Changes in the valuation of invested assets can significantly affect changes in book value per share, a key performance objective as discussed in Item 7, Executive Summary of the Management’s Discussion and Analysis, Page 38.

For fixed-maturity investments such as bonds, which represented approximately 75 percent of the fair value of our invested assets at the end of 2011, the inverse relationship between interest rates and bond prices leads to falling bond values during periods of increasing interest rates. A significant increase in the general level of interest rates could have an adverse effect on our shareholders’ equity and our policyholders’ surplus.

Investment income is an important component of our revenues and net income. The ability to increase investment income and generate longer-term growth in book value is affected by factors beyond our control, such as inflation; economic growth; interest rates; world political conditions; changes in laws and regulations; terrorism attacks or threats; adverse events affecting other companies in our industry or the industries in which we invest; market events leading to credit constriction; and other widespread unpredictable events. These events may adversely affect the economy generally and could cause our investment income or the value of securities we own to decrease. A significant decline in our investment income could have an adverse effect on our net income, and thereby on our shareholders’ equity and our policyholders’ surplus. For example, a significant increase in the general level of interest rates could lead to falling bond values. For more detailed discussion of risks associated with our investments, please refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Page 102.

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

At year-end 2011, common stock holdings made up 24.2 percent of our invested assets. Adverse news or events affecting the global or U.S. economy or the equity markets could affect our net income, book value and overall results, as well as our ability to pay our common stock dividend. See Item 7, Investments Results of Operations, Page 81, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Page 102, for discussion of our investment activities.

Deterioration in the banking sector or in banks with which we have relationships could affect our results of operations. Our ability to maintain or obtain short-term lines of credit could be affected if the banks from which we obtain these lines are acquired, fail or are otherwise negatively affected. We may lose premium revenue if a bank that owns appointed agencies were to change its strategies. We could experience increased losses in our director and officer liability line of business if claims were made against insured financial institutions.

A deterioration of credit and market conditions could also impair our ability to access credit markets and could affect existing or future lending arrangements.

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

Cincinnati Financial Corporation – 2011 10-K - 28

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

To properly price our products, we must collect, properly analyze and use data to make decisions and take appropriate action; the data must be sufficient, reliable and accessible; we need to develop appropriate rating methodologies and formulae; and we may need to identify and respond to trends quickly. We may overestimate or underestimate loss cost trends or these trends may unexpectedly change, leading to losing business by pricing risks above our competitors or charging rates too low to maintain profitability. Inflation trends, especially outside of historical norms, may make it more difficult to determine adequate pricing. If rates are not accurate, we may not generate enough premiums to offset losses and expenses or we may not be competitive in the marketplace.

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

The insurance industry is cyclical and intensely competitive. From time to time, the insurance industry goes through prolonged periods of intense competition during which it is more difficult to attract new business, retain existing business and maintain profitability. Competition in our insurance business is based on many factors, including:

•	Competitiveness of premiums charged

•	Relationships among carriers, agents, brokers and policyholders

•	Underwriting and pricing methodologies that allow insurers to identify and flexibly price risks

•	Compensation provided to agents

•	Underwriting discipline

•	Terms and conditions of insurance coverage

•	Speed with which products are brought to market

•	Product and marketing innovations, including advertising

•	Technological competence and innovation

•	Ability to control expenses

•	Adequacy of financial strength ratings by independent ratings agencies such as A.M. Best

•	Quality of services and tools provided to agents and policyholders

•	Claims satisfaction and reputation

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

Our pricing and capital models could be flawed.

We use various predictive pricing models, stochastic models and/or forecasting techniques to help us to understand our business and estimate future trends. The output of these models is used to assist us in making underwriting, pricing, reinsurance, reserving and capital decisions and helps us set our strategic direction. These models contain numerous assumptions and are subject to uncertainties and limitations inherent in any statistical analysis. Actual results might differ from modeled output, resulting in pricing our products incorrectly, overestimating or underestimating reserves, or inaccurately forecasting the impact of modeled events on our results. This could adversely impact the results of our operations.

Cincinnati Financial Corporation – 2011 10-K - 29

Our loss reserves, our largest liability, are based on estimates and could be inadequate to cover our actual losses.

Our consolidated financial statements are prepared using GAAP. These principles require us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates. For a discussion of the significant accounting policies we use to prepare our financial statements and the material implications of uncertainties associated with the methods, assumptions and estimates underlying our critical accounting policies, please refer to Item 8, Note 1 of the Consolidated Financial Statements, Page 114, and Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves and Life Insurance Policy Reserves, Page 42 and Page 46.

Our most critical accounting estimate is loss reserves. Loss reserves are the amounts we expect to pay for covered claims and expenses we incur to settle those claims. The loss reserves we establish in our financial statements represent an estimate of amounts needed to pay and administer claims arising from insured events that have already occurred, including events that have not yet been reported to us. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Inflationary scenarios, especially scenarios outside of historical norms or regulatory changes that affect the assumptions underlying our critical accounting estimates, may make it more difficult to estimate loss reserves. Accordingly, our loss reserves for past periods could prove to be inadequate to cover our actual losses and related expenses. Any changes in these estimates are reflected in our results of operations during the period in which the changes are made. An increase in our loss reserves would decrease earnings, while a decrease in our loss reserves would increase earnings.

The process used to determine our loss reserves is discussed in Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves and Life Insurance Policy Reserves, Page 42 and Page 46.

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

We participated in USAIG, a joint underwriting association of individual insurance companies that collectively functions as a worldwide insurance market for all types of aviation and aerospace accounts. Our participation was terminated after policy year 2002. At year-end 2011, a substantial portion of our total reinsurance receivables were related to USAIG, primarily for events of September 11, 2001. If the pool participants and reinsurers were unable to fulfill their financial obligations and all security collateral that supports the participants’ obligations were to become worthless, we could be liable for an additional pool liability and our financial position and results of operations could be materially affected. At year-end 2011, all pool participants and reinsurers were financially solvent.

Please see Item 7, 2012 Reinsurance Programs, Page 98, for a discussion of selected reinsurance transactions.

Cincinnati Financial Corporation – 2011 10-K - 30

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

Our ability to successfully execute business functions also depends on hiring and retaining qualified associates, Competition for high-quality executives and other key associates occurs within the insurance industry and from other industries. If we were unable to attract and retain certain associates, we could limit the success of executing our strategic plans and vital business functions.

The effects of changes in industry practices, laws and regulations on our business are uncertain.

As industry practices and legal, judicial, legislative, regulatory, political, social and other environmental conditions change, unexpected and unintended issues related to insurance pricing, claims and coverage, may emerge. These issues may adversely affect our business by impeding our ability to obtain adequate rates for covered risks, extending coverage beyond our underwriting intent, by increasing the number or size of claims, or by varying assumptions underlying our critical accounting estimates. In some instances, unforeseeable emerging and latent claim and coverage issues may not become apparent until sometime after we have issued the insurance policies that could be affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued and our pricing and reserve estimates may not accurately reflect its effect.

We are required to adopt new or revised accounting standards issued by recognized authoritative organizations, including the Financial Accounting Standards Board (FASB) and the SEC. Future changes required to be adopted could change the current accounting treatment that we apply and could result in material adverse effects on our results of operations and financial condition.

Our investment income benefits from tax rate preferences for municipal bond interest and dividend income from equity securities. Market valuations for these securities also benefit from the tax-preference aspect of current tax laws, affecting the value of our investment portfolio and also shareholders’ equity. Future changes in tax laws could result in material adverse effects on our results of operations and financial condition.

The NAIC, state insurance regulators and state legislators continually re-examine existing laws and regulations governing insurance companies and insurance holding companies, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws, regulations relating to product forms and pricing methodologies and the development of new laws and regulations that affect a variety of financial and nonfinancial components of our business. Any proposed or future legislation, regulation or NAIC initiatives, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs.

Federal laws and regulations, including those that may be enacted in the wake of the financial and credit crises, may have adverse affects on our business, potentially including a change from a state-based system of regulation to a system of federal regulation, the repeal of the McCarran Ferguson Act, and/or measures under the Dodd-Frank Act that establish the Federal Insurance Office and provide for a determination that a non-bank financial company presents systemic risk and therefore should be subject to heightened supervision by the Federal Reserve Board. It is not known how this federal office will coordinate and interact with the NAIC and state insurance regulators. Adoption or implementation of any of these measures may restrict our ability to conduct our insurance business, govern our corporate affairs or increase our cost of doing business.

The effects of such changes could adversely affect our results of operations. Please see Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves and Life Insurance Policy Reserves, Page 42 and Page 46, for a discussion of our reserving practices.

Managing technology initiatives and meeting data security requirements are significant challenges.

While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present short-term cost, and also have implementation and operational risks. In addition, we may have inaccurate expense projections, implementation schedules or expectations regarding the effectiveness and user acceptance of the end product. These issues could escalate over time. If we were unable to find and retain associates with key technical knowledge, our ability to develop and deploy key technology solutions could be hampered.

Cincinnati Financial Corporation – 2011 10-K - 31

We necessarily collect, use and hold data concerning individuals and businesses with whom we have a relationship. Threats to data security, including unauthorized access and cyber attacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with customer expectations and statutory and regulatory requirements.

While we take all reasonable measures to keep our systems and data secure, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminals’ intent on committing cyber-crime. Increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach. Patching and other measures to protect existing systems and servers could be inadequate, especially on systems that are being retired. Controls employed by our U.S., off-shore and cloud vendors could prove inadequate. We could also experience a breach by intentional or negligent conduct on the part of associates or other internal sources. Our systems and those of our third-party vendors may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.

A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs, and reputational damage.

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

Dividends paid to our parent company by our insurance subsidiary are restricted by the insurance laws of Ohio, its domiciliary state. These laws establish minimum solvency and liquidity thresholds and limits. At year-end 2011, the maximum dividend that may be paid without prior regulatory approval was limited to the greater of 10 percent of statutory surplus or 100 percent of statutory net income for the prior calendar year, up to the amount of statutory unassigned surplus as of the end of the prior calendar year. Dividends exceeding these limitations may be paid only with prior approval of the Ohio Department of Insurance. Consequently, at times, we might not be able to receive dividends from our insurance subsidiary, or we might not receive dividends in the amounts necessary to meet our debt obligations or to pay dividends on our common stock without liquidating securities. This could affect our financial position.

Please see Item 1, Regulation, Page 23, and Item 8, Note 9 of the Consolidated Financial Statements, Page 127, for discussion of insurance holding company dividend regulations.

Cincinnati Financial Corporation – 2011 10-K - 32

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Cincinnati Financial Corporation owns our headquarters building located on 100 acres of land in Fairfield, Ohio. This building has approximately 1,508,200 total square feet of available space. The property, including land, is carried in our financial statements at $150 million as of December 31, 2011, and is classified as land, building and equipment, net, for company use. John J. & Thomas R. Schiff & Co. Inc., a related party, occupies approximately 6,750 square feet (less than 1 percent). This property is used by all segments reported in the Consolidated Financial Statements and accompanying Notes.

Cincinnati Financial Corporation also owns the Fairfield Executive Center, which is located on the northwest corner of our headquarters property. This four-story office building has approximately 124,000 square feet of available space. The property is carried in the financial statements at $8 million as of December 31, 2011, and is classified as land, building and equipment, net, for company use. Unaffiliated tenants occupy approximately 5 percent. This property is used by all segments reported in the Consolidated Financial Statements and accompanying Notes.

The Cincinnati Insurance Company owns a building used for business continuity, with approximately 48,000 square feet of available space, located approximately six miles from our headquarters. The property, including land, is carried on our financial statements at $10 million as of December 31, 2011, and is classified as land, building and equipment, net, for company use. This property is used by all segments reported in the Consolidated Financial Statements and accompanying Notes.

Item 3.	Legal Proceedings

Neither the company nor any of our subsidiaries is involved in any material litigation other than ordinary, routine litigation incidental to the nature of its business.

Item 4.	Mine Safety Disclosures

This item is not applicable to the company. The title has been changed to conform to Section 1503 of the Dodd-Frank Act.

Cincinnati Financial Corporation – 2011 10-K - 33

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Cincinnati Financial Corporation had approximately 13,000 shareholders of record as of December 31, 2011. This number does not represent the total number of shareholders because some shares are beneficially held in “street name” by brokers and others on behalf of individual owners of our shares. Many of our independent agent representatives and most of the 4,067 associates of our subsidiaries own the company’s common stock.

Our common shares are traded under the symbol CINF on the Nasdaq Global Select Market.

(Source: Nasdaq Global Select Market)	2011				2010
Quarter:	1st	2nd	3rd	4th	1st	2nd	3rd	4th
High	$34.33	$33.55	$29.54	$30.79	$29.65	$30.38	$29.39	$32.27
Low	31.43	27.80	23.65	24.66	25.50	25.65	25.25	28.68
Period-end close	32.79	29.18	26.33	30.46	28.91	25.87	28.82	31.69
Cash dividends declared	0.40	0.40	0.4025	0.4025	0.395	0.395	0.40	0.40

We discuss the factors that affect our ability to pay cash dividends and repurchase shares in Item 7, Liquidity and Capital Resources, Page 85. One factor we address is regulatory restrictions on the dividends our insurance subsidiary can pay to the parent company, which also is discussed in Item 8, Note 9 of the Consolidated Financial Statements, Page 127.

The following summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights at December 31, 2011	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) at December 31, 2011
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,357,108	$36.71	4,427,698
Equity compensation plans not approved by security holders	-	-	-
Total	9,357,108	$36.71	4,427,698

The number of securities remaining available for future issuance includes: 4,007,508 shares available for issuance under the Cincinnati Financial Corporation 2006 Stock Compensation Plan (the 2006 Plan), which can be issued as stock options, service-based, or performance-based restricted stock units, stock appreciation rights or other equity-based grants; 175,992 shares of stock options available for issuance under the Cincinnati Financial Corporation Stock Option Plan VII; and 244,198 shares available for issuance of share grants under the Director’s Stock Plan of 2009. Awards other than stock options and stock appreciation rights granted from the 2006 Plan are counted as three shares against the plan for each one share of common stock actually issued. Additional information about stock-based associate compensation granted under our equity compensation plans is available in Item 8, Note 17 of the Consolidated Financial Statements, Page 134.

Cincinnati Financial Corporation – 2011 10-K - 34

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2011	0	$0.00	0	8,666,349
February 1-28, 2011	0	0.00	0	8,666,349
March 1-31, 2011	0	0.00	0	8,666,349
April 1-30, 2011	0	0.00	0	8,666,349
May 1-31, 2011	0	0.00	0	8,666,349
June 1-30, 2011	0	0.00	0	8,666,349
July 1-31, 2011	0	0.00	0	8,666,349
August 1-31, 2011	1,152,587	26.03	1,152,587	7,513,762
September 1-30, 2011	0	0.00	0	7,513,762
October 1-31, 2011	0	0.00	0	7,513,762
November 1-30, 2011	0	0.00	0	7,513,762
December 1-31, 2011	75,000	28.88	75,000	7,438,762
Totals	1,227,587	26.20	1,227,587

We did not sell any of our shares that were not registered under the Securities Act during 2011. The board of directors has authorized share repurchases since 1996. Purchases are expected to be made generally through open market transactions. During December 2011, we purchased 75,000 shares at fair market value from the qualified pension plan. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to SEC regulations. During 2011, we repurchased 1,227,587 shares at an average cost of $26.20 per share.

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

Cincinnati Financial Corporation – 2011 10-K - 35

Cumulative Total Return

As depicted in the graph below, the five-year total return on a $100 investment made December 31, 2006, assuming the reinvestment of all dividends, was a negative 12.9 percent for Cincinnati Financial Corporation’s common stock compared with a negative 22.5 percent for the Standard & Poor’s Composite 1500 Property & Casualty Insurance Index and a negative 1.2 percent for the Standard & Poor’s 500 Index.

The Standard & Poor’s Composite 1500 Property & Casualty Insurance Index includes 27 companies: Ace Limited., The Allstate Corporation, Amerisafe Inc., Aspen Insurance Holdings Limited., W. R. Berkley Corporation, Berkshire Hathaway Inc., The Chubb Corporation, Cincinnati Financial Corporation, Employers Holdings Inc., Fidelity National Financial Inc., First American Financial Corporation, The Hanover Insurance Group Inc., Infinity Property and Casualty Corporation, Meadowbrook Insurance Group, Inc., Mercury General Corporation, The Navigators Group Inc., Old Republic International Corporation, ProAssurance Corporation, The Progressive Corporation, RLI Corp., Safety Insurance Group Inc., Selective Insurance Group Inc., Stewart Information Services Corporation, Tower Group Inc., The Travelers Companies Inc., United Fire & Casualty Company and XL Group Public Limited Company.

The Standard & Poor’s 500 Index includes a representative sample of 500 leading companies in a cross section of industries of the U.S. economy. Although this index focuses on the large capitalization segment of the market, it is widely viewed as a proxy for the total market.

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Cincinnati Financial Corporation – 2011 10-K - 36

Item 6.	Selected Financial Data

	Years ended December 31,
(In millions except per share data)	2011	2010	2009	2008	2007
Consolidated Income Statement Data
Earned premiums	$3,194	$3,082	$3,054	$3,136	$3,250
Investment income, net of expenses	525	518	501	537	608
Realized investment gains and losses*	70	159	336	138	382
Total revenues	3,803	3,772	3,903	3,824	4,259
Net income	166	377	432	429	855
Net income per common share:
Basic	$1.02	$2.32	$2.66	$2.63	$5.01
Diluted	1.02	2.31	2.65	2.62	4.97
Cash dividends per common share:
Declared	1.605	1.59	1.57	1.56	1.42
Paid	1.6025	1.585	1.565	1.525	1.40
Shares Outstanding
Weighted average, diluted	163	163	163	163	172
Consolidated Balance Sheet Data
Invested assets	$11,801	$11,508	$10,643	$8,890	$12,261
Deferred policy acquisition costs	510	488	481	509	461
Total assets	15,668	15,095	14,440	13,369	16,637
Gross loss and loss expense reserves	4,339	4,200	4,142	4,086	3,967
Life policy reserves	2,214	2,034	1,783	1,551	1,478
Long-term debt	790	790	790	791	791
Shareholders' equity	5,055	5,032	4,760	4,182	5,929
Book value per share	31.16	30.91	29.25	25.75	35.70
Value creation ratio	6.0%	11.1%	19.7%	(23.5)%	(5.7)%
Consolidated Property Casualty Operations
Earned premiums	$3,029	$2,924	$2,911	$3,010	$3,125
Unearned premiums	1,631	1,551	1,507	1,542	1,562
Gross loss and loss expense reserves	4,280	4,137	4,096	4,040	3,925
Investment income, net of expenses	350	348	336	350	393
Loss ratio	64.4%	56.5%	58.6%	57.7%	46.6%
Loss expense ratio	12.6	12.4	13.1	10.6	12.0
Underwriting expense ratio	32.2	32.8	32.8	32.3	31.7
Combined ratio	109.2%	101.7%	104.5%	100.6%	90.3%

Per share data adjusted to reflect all stock splits and dividends prior to December 31, 2011.

*	Realized investment gains and losses are integral to our financial results over the long term, but our substantial discretion in the timing of investment sales may cause this value to fluctuate substantially. Also, applicable accounting standards require us to recognize gains and losses from certain changes in fair values of securities and embedded derivatives without actual realization of those gains and losses. We discuss realized investment gains for the past three years in Item 7, Investments Results of Operations, Page 81.

Cincinnati Financial Corporation – 2011 10-K - 37

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The purpose of Management’s Discussion and Analysis is to provide an understanding of Cincinnati Financial Corporation’s consolidated results of operations and financial condition. Our Management’s Discussion and Analysis should be read in conjunction with Item 6, Selected Financial Data, Pages 37, and Item 8, Consolidated Financial Statements and related Notes, beginning on Page 114. We present per share data on a diluted basis unless otherwise noted, adjusting those amounts for all stock splits and stock dividends.

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

To measure our progress, we have defined a measure of value creation that we believe captures the contribution of our insurance operations, the success of our investment strategy and the importance we place on paying cash dividends to shareholders. We refer to this measure as our value creation ratio, or VCR, and it is made up of two primary components: (1) our rate of growth in book value per share plus (2) the ratio of dividends declared per share to beginning book value per share. For the period 2010 through 2014, an annual value creation ratio averaging 12 percent to 15 percent is our primary performance target. Management believes this non-GAAP measure is a useful supplement to GAAP information. With the continuation of economic and market uncertainty since 2008, we believe the long-term nature of this ratio is an appropriate way to measure our long-term progress in creating shareholder value. VCR trends and a reconciliation of the non-GAAP measure to comparable GAAP measures are shown in the tables below.

	One	Three-year	Five-year
	year	% average	% average
Value creation ratio
as of December 31, 2011	6.0%	12.3%	1.5%
as of December 31, 2010	11.1	2.4	3.7
as of December 31, 2009	19.7	(3.2)	1.7

	Years ended December 31,
	2011	2010	2009
Value creation ratio
End of year book value	$31.16	$30.91	$29.25
Less beginning of year book value	30.91	29.25	25.75
Change in book value	0.25	1.66	3.50
Dividend declared to shareholders	1.605	1.59	1.57
Total contribution to value creation ratio	$1.86	$3.25	$5.07

Contribution to value creation ratio from change in book value*	0.8%	5.7%	13.6%
Contribution to value creation ratio from dividends declared to shareholders**	5.2	5.4	6.1
Value creation ratio	6.0%	11.1%	19.7%

In 2011, our value creation ratio of 6.0 percent was well below our target annual average of 12 percent to 15 percent for the period 2010 through 2014. The three-year average at year-end 2011 was within the target range. In 2010, it was slightly below our target and the ratio exceeded our target in 2009, as discussed in Corporate Financial Highlights below.

Cincinnati Financial Corporation – 2011 10-K - 38

When looking at our longer-term objectives, we see three performance drivers:

•	Premium growth – We believe over any five-year period our agency relationships and initiatives can lead to a property casualty written premium growth rate that exceeds the industry average. Our long-term target for profitable premium growth, for our property casualty and life insurance segments in aggregate, is to reach $5 billion of annual direct written premiums by the end of 2015. In 2011, our direct written premiums totaled $3.534 billion. The compound annual growth rate of our net written premiums was negative 0.5 percent over the five-year period 2007 through 2011, slightly lower than the negative 0.4 percent estimated growth rate for the property casualty insurance industry, excluding the mortgage and financial guaranty segments.

•	Combined ratio – We believe our underwriting philosophy and initiatives can drive performance to achieve our underwriting profitability target of a GAAP combined ratio over any five-year period that is consistently within the range of 95 percent to 100 percent. Our GAAP combined ratio has averaged 101.3 percent over the five-year period 2007 through 2011. Our combined ratio was below 100 percent in 2007, but above 100 percent for 2008 through 2011, when our average catastrophe loss ratio of 7.7 percentage points was 3.8 points higher than the average for the 10-year period prior to 2008. Performance as measured by the combined ratio is discussed in Consolidated Property Casualty Insurance Results of Operations, Page 51. Our statutory combined ratio averaged 101.2 percent over the five-year period 2007 through 2011 compared with an estimated 100.8 percent for the property casualty industry, excluding the mortgage and financial guaranty segments.

•	Investment contribution - We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index.

o	Investment income growth, on a before-tax basis, had a compound annual rate of negative 1.6 percent over the five-year period 2007 through 2011. It grew in each year except 2008 and 2009, when we experienced a dramatic reduction in dividend payouts by financial services companies held in our equity portfolio, a risk we addressed aggressively during 2008, completing that effort in early 2009.

o	Over the five years ended December 31, 2011, our compound annual equity portfolio return was a negative 4.7 percent compared with a compound annual total return of 0.3 percent for the Index. Our equity portfolio underperformed the market for the five-year period primarily because of the 2008 decline in the market value of our previously large holdings in the financial services sector. For the year 2011, our compound annual equity portfolio return was 6.1 percent, compared with 2.1 percent for the Index, as the large-cap, dividend paying stocks that we prefer outpaced the broader equity market.

The board of directors is committed to rewarding shareholders directly through cash dividends and through authorizing share repurchases. The board also has periodically declared stock dividends and splits. Through 2011, the company has increased the indicated annual cash dividend rate for 51 consecutive years, a record we believe is matched by only nine other publicly traded companies. The board regularly evaluates relevant factors in dividend-related decisions, and the increase reflects confidence in our strong capital, liquidity and financial flexibility, as well as progress through our initiatives to improve earnings performance. We discuss our financial position in more detail in Liquidity and Capital Resources, Page 85.

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

•	Improve insurance profitability – Implementation of these initiatives is intended to improve pricing capabilities for our property casualty business and increase our ability to manage our business while also enhancing our efficiency. Improved pricing capabilities through the use of technology and analytics can lead to better profit margins. Improved internal processes with additional performance metrics can help us be more efficient and effective. These initiatives also support the ability of the agencies that represent us to grow profitably by allowing them to serve clients faster and to more efficiently manage agency expenses.

•	Drive premium growth – Implementation of these initiatives is intended to further penetrate each market we serve through our independent agency network. Strategies aimed at specific market opportunities, along with service enhancements, can help our agents grow and increase our share of their business. Diversified growth also may reduce variability of losses from weather-related catastrophes.

Cincinnati Financial Corporation – 2011 10-K - 39

We discuss these strategic initiatives, along with related metrics to assess progress, in Item 1, Strategic Initiatives, Page 10. Below is a review of highlights of our financial results for the past three years. Detailed discussion of these topics appears in Results of Operations, Page 50, and Liquidity and Capital Resources, Page 85.

Corporate Financial Highlights

The value creation ratio discussed in the Executive Summary, Page 38, was 6.0 percent in 2011, 11.1 percent in 2010 and 19.7 percent in 2009. The book value per share growth component of the value creation ratio was 0.8 percent during 2011 and 5.7 percent during 2010. The 2011 ratio was depressed primarily due to unusually high catastrophe losses that lowered the ratio by 3.3 percentage points compared with 2010, and also drove a 56 percent decline in net income. Higher valuations for our investment portfolio benefited the value creation ratio in addition to earnings. Realized capital gains plus the net change in unrealized capital gains contributed 3.8, 5.2 and 14.5 percentage points for the years 2011, 2010 and 2009, respectively. Net income declined 13 percent in 2010 after growing 1 percent in 2009, reflecting lower realized investment gains. Cash dividends declared per share rose approximately 1 percent during each of the years during 2009 through 2011.

Balance Sheet Data

	At December 31,	At December 31,
(Dollars in millions except share data)	2011	2010
Balance sheet data
Invested assets	$11,801	$11,508
Total assets	15,668	15,095
Short-term debt	104	49
Long-term debt	790	790
Shareholders' equity	5,055	5,032
Book value per share	31.16	30.91
Debt-to-total-capital ratio	15.0%	14.3%

Invested assets grew 3 percent during 2011 on a fair value basis, with market gains slightly outpacing an increase in the cost basis of invested assets of approximately 1 percent. Entering 2012, the portfolio continues to be well-diversified, and we believe it is well-positioned to withstand short-term fluctuations. We discuss our investment strategy in Item 1, Investments Segment, Page 20, and results for the segment in Investment Results of Operations, Page 81.

Short-term debt rose $55 million, primarily to fund share repurchases using our relatively low-cost source of borrowing. Our ratio of debt to total capital (debt plus shareholders’ equity) increased somewhat in 2011 but remains comfortably within our target range.

Income Statement and Per Share Data

	Twelve months ended December 31,			2011-2010	2010-2009
(Dollars in millions except share data)	2011	2010	2009	Change %	Change %
Income statement data
Earned premiums	$3,194	$3,082	$3,054	4	1
Investment income, net of expenses (pretax)	525	518	501	1	3
Realized investment gains and losses (pretax)	70	159	336	(56)	(53)
Total revenues	3,803	3,772	3,903	1	(3)
Net income	166	377	432	(56)	(13)
Per share data
Net income - diluted	$1.02	$2.31	$2.65	(56)	(13)
Cash dividends declared	1.605	1.59	1.57	1	1

Weighted average shares outstanding	163,259,222	163,274,491	162,866,863	0	0

Net income in 2011 declined $211 million or 56 percent compared with 2010, due primarily to the after-tax effects of property casualty underwriting results that were $149 million lower, including $165 million from higher natural catastrophe losses, and net realized investment gains that were $58 million lower. Net income decreased $55 million in 2010, reflecting the after-tax net effect of three major contributing items: a $114 million decline in net realized investment gains, partially offset by a $53 million improvement from property casualty underwriting results plus $9 million of growth in investment income.

As discussed in Investment Results of Operations, Page 81, security sales led to realized investment gains in all three years. Realized and unrealized investment gains and losses are integral to our financial results over the long term. We have substantial discretion in the timing of investment sales and, therefore, the gains or losses that are recognized in any period. That discretion generally is independent of the insurance underwriting process. Also, applicable accounting standards require us to recognize gains and losses from certain changes in fair values of securities and for securities with embedded derivatives without actual realization of those gains and losses.

Cincinnati Financial Corporation – 2011 10-K - 40

Higher dividend income was largely responsible for 1 percent growth in 2011 pretax investment income, while higher interest income drove 3 percent growth in 2010. The primary reason for the 2011 increase in dividend income was a higher average dividend payment rates for common stocks in our equity portfolio.

Contribution from Insurance Operations

(Dollars in millions)	Years ended December 31,			2011-2010	2010-2009
Consolidated property casualty highlights	2011	2010	2009	Change %	Change %
Net written premiums	$3,098	$2,963	$2,911	5	2
Earned premiums	3,029	2,924	2,911	4	0
Underwriting loss	(276)	(47)	(128)	nm	nm

				Pt. Change	Pt. Change
GAAP combined ratio	109.2%	101.7%	104.5%	7.5	(2.8)
Statutory combined ratio	108.9	101.8	104.4	7.1	(2.6)
Written premium to statutory surplus	0.8	0.8	0.8	0.0	0.0

Property casualty net written premiums grew 5 percent in 2011 and earned premiums grew 4 percent, largely due to higher pricing and improving insured exposure-level comparatives from the slowly improving economy. Trends and related factors discussed in Commercial Lines, Personal Lines and Excess and Surplus Lines Insurance Results of Operations, beginning on Page 57, Page 69 and Page 75, respectively.

Our property casualty insurance operations reported an underwriting loss in each of the last three years. The $229 million change for 2011, compared with 2010, was driven by a $254 million rise in losses from natural catastrophe events. We measure property casualty underwriting profitability primarily by the combined ratio. Our combined ratio measures the percentage of each earned premium dollar spent on claims plus all expenses related to our property casualty operations. A lower ratio indicates more favorable results and better underlying performance. Our combined ratio was over 100 percent in each of the last three years. Higher losses from natural catastrophes drove the 2011 ratio increase. Initiatives to improve our combined ratio are discussed in Item 1, Strategic Initiatives, Page 10. In 2011, 2010 and 2009, favorable development on reserves for claims that occurred in prior accident years helped offset other incurred loss and loss expenses. Reserve development is discussed further in Property Casualty Loss and Loss Expense Obligations and Reserves, beginning on Page 88. Losses from weather-related catastrophes are another important item influencing the combined ratio and are discussed along with other factors in Commercial Lines, Personal Lines and Excess and Surplus Lines Insurance Results of Operations, beginning on Page 57, Page 69 and Page 75, respectively.

Our life insurance segment reported a small loss because most of its investment income is included in our investments segment results. We discuss results for the segment in Life Insurance Results of Operations, Page 79. In addition to investment income, realized investment gains from the life insurance investment portfolio are also included in our investments segment results.

Factors Influencing Our Future Performance

Our view of the value we can create over the next five years relies largely on two assumptions about the external environment. First, we anticipate continued firming of commercial insurance pricing throughout 2012. Second, we assume that the economy can maintain a growth track during 2012. If those assumptions prove to be inaccurate, we may not be able to achieve our performance targets even if we accomplish our strategic objectives.

Other factors that could influence our ability to achieve our target include:

•	We expect the insurance marketplace to remain competitive, which is likely to cause carriers to pursue strategies that they believe could lead to economies of scale, market share gains or the potential for an improved competitive posture.

•	We expect the independent insurance agency system to remain strong, with continued agency consolidation. If soft insurance market conditions return in 2012, it will create additional risk for agencies.

•	We expect initiatives that make it easier for agents to do business with us will continue to be a significant factor in agency relationships, with technology being a major driver. Policyholders will increasingly demand online services and access from agents or carriers.

We discuss in our Item 1A, Risk Factors, Page 26, many potential risks to our business and our ability to achieve our qualitative and quantitative objectives. These are real risks, but their probability of occurring may not be high. We also believe that our risk management programs generally could mitigate their potential effects, in the event they would occur. We continue to study emerging risks, including climate change risk and its potential financial effects on our results of operation and those we insure. These effects include deterioration in credit quality of our municipal or corporate bond portfolios and increased losses without sufficient corresponding increases in premiums. As with any risk, we seek to identify the extent of the risk exposure and possible actions to mitigate potential negative effects of risk, at an enterprise level.

Cincinnati Financial Corporation – 2011 10-K - 41

We have formal risk management programs overseen by an executive officer and supported by a team of representatives from business areas. The team provides reports to our chairman, our president and chief executive officer and our board of directors, as appropriate, on risk assessments, risk metrics and risk plans. Our use of operational audits, strategic plans and departmental business plans, as well as our culture of open communications and our fundamental respect for our Code of Conduct, continue to help us manage risks on an ongoing basis.

For the year 2012, we believe our value creation ratio may be below our long-term target for several reasons.

•	The rally in financial markets during 2009 and 2010 had a favorable impact on our value creation ratio, offsetting much of the unfavorable impact of the sharp decline in financial markets during 2008. Financial markets continued to display volatility during 2011, and some predict more turbulence in 2012 from effects of events such as the sovereign debt crisis in several European countries. Should financial markets decline during 2012, which could occur as part of typical market volatility patterns, the related component of our 2012 value creation ratio could also register a weak or negative result.

•	Lingering effects of soft insurance market pricing in recent years could significantly affect growth rates and earned premium levels into 2012 and for some time into the future, depending on insurance market conditions. After several years of market conditions that weakened loss ratios and hampered near-term profitability, conditions affecting property casualty markets largely began to improve in the second half of 2011. In the future, economic factors, including inflation, may increase our claims and settlement expenses related to medical care, litigation and construction.

•	The slowly recovering economy helped increase the value of business and personal insurable assets owned by policyholders in 2011. If the economy falters, we may experience low or no premium growth for the property casualty industry. Property casualty written premium growth also may lag as some of our growth initiatives require more time to reach their full contribution.

•	We will incur the cost of continued investment in our business, including technology, recent entry in new states and process initiatives to create long-term value. In addition, we will not see the full advantage of some of these investments for several years.

Critical Accounting Estimates

Cincinnati Financial Corporation’s financial statements are prepared using GAAP. These principles require management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates.

The significant accounting policies used in the preparation of the financial statements are discussed in Item 8, Note 1 of the Consolidated Financial Statements, Page 114 In conjunction with that discussion, material implications of uncertainties associated with the methods, assumptions and estimates underlying the company’s critical accounting policies are discussed below. The audit committee of the board of directors reviews the annual financial statements with management and the independent registered public accounting firm. These discussions cover the quality of earnings, review of reserves and accruals, reconsideration of the suitability of accounting principles, review of highly judgmental areas including critical accounting policies, audit adjustments and such other inquiries as may be appropriate.

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

For some lines of business that we write, a considerable and uncertain amount of time can elapse between the occurrence, reporting and payment of insured claims. The amount we will actually have to pay for such claims also can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. Gross loss and loss expense reserves were $4.280 billion at year-end 2011 compared with $4.137 billion at year-end 2010.

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

Cincinnati Financial Corporation – 2011 10-K - 42

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

We also establish IBNR reserves to provide for all unpaid loss and loss expenses not accounted for by case reserves:

•	For weather events designated as catastrophes, we calculate IBNR reserves directly as a result of an estimated IBNR claim count and an estimated average claim amount for each event. Once case reserves are established for a weather event, we reduce the IBNR reserves. Our claims department management coordinates the assessment of these events and prepares the related IBNR reserve estimates. Such an assessment involves a comprehensive analysis of the nature of the event, of policyholder exposures within the affected geographic area and of available claims intelligence. Depending on the nature of the event, available claims intelligence could include surveys of field claims associates within the affected geographic area, feedback from a catastrophe claims team sent into the area, as well as data on claims reported as of the financial statement date. To determine whether an event is designated as a catastrophe, we generally use the catastrophe definition provided by Property Claims Service (PCS), a division of Insurance Services Office (ISO). PCS defines a catastrophe as an event that causes countrywide damage of $25 million or more in insured property losses and affects a significant number of policyholders and insureds.

•	For asbestos and environmental claims, we calculate IBNR reserves by deriving an actuarially based estimate of total unpaid loss and loss expenses. We then reduce the estimate by total case reserves. We discuss the reserve analysis that applies to asbestos and environmental reserves in Asbestos and Environmental Reserves, Page 89.

•	For loss expenses that pertain primarily to salaries and other costs related to our claims department associates, also referred to as adjusting and other expense or AOE for statutory accounting purposes, we calculate reserves based on an analysis of the relationship between paid losses and paid AOE.

•	For all other claims and events, IBNR reserves are calculated as the difference between an actuarial estimate of the ultimate cost of total loss and loss expenses incurred reduced by the sum of total loss and loss expense payments and total case reserves estimated for individual claims. We discuss below the development of actuarially based estimates of the ultimate cost of total loss and loss expenses incurred.

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

Cincinnati Financial Corporation – 2011 10-K - 43

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

Key Assumptions - Loss Reserving

Our actuarial staff makes a number of key assumptions when using their methods and models to derive IBNR reserve estimates. Appropriate reliance on these key assumptions essentially entails determinations of the likelihood that statistically significant patterns in historical data may extend into the future. The four most significant of the key assumptions used by our actuarial staff and approved by management are:

•	Emergence of loss and defense and cost containment expenses on an accident year basis. Historical paid loss, reported loss and paid defense and cost containment expense data for the business lines we analyze contain patterns that reflect how unpaid losses, unreported losses and unpaid defense and cost containment expenses as of a financial statement date will emerge in the future on an accident year basis. Unless our actuarial staff or management identifies reasons or factors that invalidate the extension of historical patterns into the future, these patterns can be used to make projections necessary for estimating IBNR reserves. Our actuaries significantly rely on this assumption in the application of all methods and models mentioned above.

Cincinnati Financial Corporation – 2011 10-K - 44

•	Calendar year inflation. For long-tail and mid-tail business lines, calendar year inflation trends for future paid losses and paid defense and cost containment expenses will not vary significantly from a stable, long-term average. Our actuaries base reserve estimates derived from probabilistic trend family models on this assumption.

•	Exposure levels. Historical earned premiums, when adjusted to reflect common levels of product pricing and loss cost inflation, can serve as a proxy for historical exposures. Our actuaries require this assumption to estimate expected loss ratios and expected defense and cost containment expense ratios used by the Bornhuetter-Ferguson reserving methods. They may also use this assumption to establish exposure levels for recent accident years, characterized by “green” or immature data, when working with probabilistic trend family models.

•	Claims having atypical emergence patterns. Characteristics of certain subsets of claims, such as high frequency, high severity, or mass tort claims, have the potential to distort patterns contained in historical paid loss, reported loss and paid defense and cost containment expense data. When testing indicates this to be the case for a particular subset of claims, our actuaries segregate these claims from the data and analyze them separately. Subsets of claims that could fall into this category include hurricane claims or claims for other weather events where total losses we incurred were very large, individual large claims and asbestos and environmental claims.

These key assumptions have not changed since 2005, when our actuarial staff began using probabilistic trend family models to estimate IBNR reserves.

Paid losses, reported losses and paid defense and cost containment expenses are subject to random as well as systematic influences. As a result, actual paid losses, reported losses and paid defense and cost containment expenses are virtually certain to differ from projections. Such differences are consistent with what specific models for our business lines predict and with the related patterns in the historical data used to develop these models. As a result, management does not closely monitor statistically insignificant differences between actual and projected data.

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

The table below provides standard errors and reserve ranges by major property casualty lines of business and in total for loss and loss expense reserves as well as the potential effects on our net income, assuming a 35 percent federal tax rate. Standard errors and reserve ranges for assorted groupings of these lines of business cannot be computed by simply adding the standard errors and reserve ranges of the component lines of business, since such an approach would ignore the effects of product diversification. See Range of Reasonable Reserves, Page 90, for more details on our total reserve range. While the table reflects our assessment of the most likely range within which each line's actual unpaid loss and loss expenses may fall, one or more lines' actual unpaid loss and loss expenses could nonetheless fall outside of the indicated ranges.

Cincinnati Financial Corporation – 2011 10-K - 45

	Net loss and loss expense range of reserves
	Carried	Low	High	Standard	Net income
(In millions)	reserves	point	point	error	effect
At December 31, 2011
Total	$3,905	$3,677	$4,056

Commercial casualty	$1,613	$1,432	$1,750	$159	$103
Commercial property	209	175	229	27	18
Commercial auto	349	333	365	16	10
Workers' compensation	966	875	1,056	90	59
Personal auto	176	168	184	8	5
Homeowners	121	107	129	11	7

At December 31, 2010
Total	$3,811	$3,571	$3,952

Commercial casualty	$1,644	$1,455	$1,781	$163	$106
Commercial property	155	136	176	20	13
Commercial auto	356	336	376	20	13
Workers' compensation	1,010	906	1,079	87	57
Personal auto	153	145	161	8	5
Homeowners	105	95	114	9	6

If actual unpaid loss and loss expenses fall within these ranges, our cash flow and fixed-maturity investments should provide sufficient liquidity to make the subsequent payments. To date, our cash flow has covered our loss and loss expense payments, and we have never had to sell investments to make these payments. If this were to become necessary, however, our fixed-maturity investments should provide us with ample liquidity. At year-end 2011, consolidated fixed-maturity investments exceeded total insurance reserves (including life policy reserves) by $2.226 billion.

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

Asset Impairment

Our fixed-maturity and equity investment portfolios are our largest assets. The company’s asset impairment committee continually monitors the holdings in these portfolios and all other assets for signs of other-than-temporary or permanent impairment. The committee monitors decreases in the fair value of invested assets; an accumulation of costs in excess of the amount originally expected to acquire or construct an asset; uncollectability of all receivable assets, or other factors such as bankruptcy, deterioration of creditworthiness, failure to pay interest or dividends; signs indicating that the carrying amount may not be recoverable; and changes in legal factors or in the business climate.

The application of our impairment policy resulted in other-than-temporary impairment (OTTI) charges that reduced our income before income taxes by $57 million in 2011, $36 million in 2010 and $131 million in 2009. Impairment charges are recorded for other-than-temporary declines in value, if, in the asset impairment committee’s judgment, the value is not expected to be recouped within a designated recovery period. OTTI losses represent non-cash charges to income and are reported as realized investment losses.

Our internal investment portfolio managers monitor their assigned portfolios. If a security is valued below cost or amortized cost, the portfolio managers undertake additional reviews. Such declines often occur in conjunction with events taking place in the overall economy and market, combined with events specific to the industry or operations of the issuing organization. Managers review quantitative measurements such as a declining trend in fair value, the extent of the fair value decline and the length of time the value of the security has been depressed, as well as qualitative measures such as pending events, credit ratings and issuer liquidity. We are even more proactive when these declines in valuation are greater than might be anticipated when viewed in the context of overall economic and market conditions. We provide information about valuation of our invested assets in Item 8, Note 2 of the Consolidated Financial Statements, Page 120.

Cincinnati Financial Corporation – 2011 10-K - 46

All securities valued below 100 percent of cost or amortized cost are reported to the asset impairment committee for evaluation. Securities valued between 95 percent and 100 percent of cost or amortized cost are reviewed but not monitored separately by the committee. When evaluating for OTTI, the committee considers the company’s intent and ability to retain a security for a period adequate to recover its cost. Because of the company's financial strength and other factors discussed below, management may not impair certain securities even when they are fair valued below cost or amortized cost.

Securities that have previously been other-than-temporarily impaired are evaluated based on their adjusted cost or amortized cost and further written down, if deemed appropriate. We provide detailed information about securities fair valued in a continuous loss position at year-end 2011 in Item 7A, Application of Asset Impairment Policy, Page 104. An other-than-temporary decline in the fair value of a security is recognized in net income as a realized investment loss.

When determining OTTI charges for our fixed-maturity portfolio, management places significant emphasis on whether issuers of debt are current on contractual payments and whether future contractual amounts are likely to be paid. Our fixed-maturity invested asset impairment policy states that OTTI is considered to have occurred (1) if we intend to sell the impaired fixed-maturity security; (2) if it is more likely than not we will be required to sell the fixed-maturity security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. If we intend to sell or it is more likely than not we will be required to sell, the amortized cost of any such securities is reduced to fair value as the new amortized cost basis, and a realized loss is recorded in the quarter in which it is recognized. When we believe that full collection of interest and/or principal is not likely, we determine the net present value of future cash flows by using the effective interest rate implicit in the security at the date of acquisition as the discount rate and compare that amount to the amortized cost and fair value of the security. The difference between the net present value of the expected future cash flows and amortized cost of the security is considered a credit loss and recognized as a realized loss in the quarter in which it occurred. The difference between the fair value and the net present value of the cash flows of the security, the non-credit loss, is recognized in other comprehensive income as an unrealized loss.

When determining OTTI charges for our equity portfolio, our invested asset impairment policy considers qualitative and quantitative factors, including facts and circumstances specific to individual securities, asset classes, the financial condition of the issuer, changes in dividend payment, the length of time fair value had been less than cost, the severity of the decline in fair value below cost, the volatility of the security and our ability and intent to hold each position until its forecasted recovery.

For each of our equity securities in an unrealized loss position at December 31, 2011, we applied the objective quantitative and qualitative criteria of our invested asset impairment policy for OTTI. Our long-term equity investment philosophy, emphasizing companies with strong indications of paying and growing dividends, combined with our strong surplus, liquidity and cash flow, provide us the ability to hold these investments through what we believe to be slightly longer recovery periods occasioned by the recession and historic levels of market volatility. Based on the individual qualitative and quantitative factors, as discussed above, we evaluate and determine an expected recovery period for each security. A change in the condition of a security can warrant impairment before the expected recovery period. If the security has not recovered cost within the expected recovery period, the security is other-than-temporarily impaired.

Securities considered to have a temporary decline would be expected to recover their cost or amortized cost, which may be at maturity. Under the same accounting treatment as fair value gains, temporary declines (changes in the fair value of these securities) are reflected in shareholders’ equity on our balance sheet in accumulated other comprehensive income (AOCI), net of tax, and have no impact on net income.

Fair Value Measurements

Valuation of Financial Instruments

Valuation of financial instruments, primarily securities held in our investment portfolio, is a critical component of our year-end financial statement preparation. Fair Value Measurements and Disclosures, Accounting Standards Codification (ASC) 820-10, defines fair value as the exit price or the amount that would be (1) received to sell an asset or (2) paid to transfer a liability in an orderly transaction between marketplace participants at the measurement date. When determining an exit price, we must, whenever possible, rely upon observable market data.

In accordance with ASC 820-10, we have categorized our financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level that is significant to the fair value measurement of the instrument. While we consider pricing data from outside services, we ultimately determine whether the data or inputs used by these outside services are observable or unobservable.

Cincinnati Financial Corporation – 2011 10-K - 47

Financial assets and liabilities recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as described in Item 8, Note 3, Fair Value Measurements, Page 123.

Level 1 and Level 2 Valuation Techniques

Over 99 percent of the $11.735 billion of securities in our investment portfolio, measured at fair value, are classified as Level 1 or Level 2. Financial assets that fall within Level 1 and Level 2 are priced according to observable data from identical or similar securities that have traded in the marketplace. Also within Level 2 are securities that are valued by outside services or brokers where we have evaluated the pricing methodology and determined that the inputs are observable.

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

Management ultimately determined the pricing for each Level 3 security that we considered to be the best exit price valuation. As of December 31, 2011, total Level 3 assets were less than 1 percent of our investment portfolio measured at fair value. Broker quotes are obtained for thinly traded securities that subsequently fall within the Level 3 hierarchy. We have generally obtained two non-binding quotes from brokers and, after evaluating, our investment professionals typically selected the lower quote as the fair value.

Employee Benefit Pension Plan

We have a defined benefit pension plan that was modified during 2008; refer to Item 8, Note 13 of the Consolidated Financial Statements, Page 130, for additional information. Contributions and pension costs are developed from annual actuarial valuations. These valuations involve key assumptions including discount rates, expected return on plan assets and compensation increase rates, which are updated annually. Any adjustments to these assumptions are based on considerations of current market conditions. Therefore, changes in the related pension costs or credits may occur in the future due to changes in assumptions.

Key assumptions used in developing the 2011 benefit obligation for our qualified plan were a 5.10 percent discount rate and rates of compensation increases ranging from 3.50 percent to 5.50 percent. To determine the discount rate, a hypothetical diversified portfolio of actual domestic Aa rated bonds was chosen to provide payments approximately matching the plan’s expected benefit payments. A single interest rate was determined based on the anticipated yield of the constructed portfolio.

Key assumptions used in developing the 2011 net pension expense for our qualified plan were a 5.85 percent discount rate, a 7.50 percent expected return on plan assets and rates of compensation increases ranging from 3.50 percent to 5.50 percent. See Note 13, Page 130 for additional information on assumptions.

In 2011, the net pension expense was $13 million. In 2012, we expect the net pension expense to be $18 million.

Holding all other assumptions constant, a 0.5 percentage-point decrease in the discount rate would decrease our 2012 income before income taxes by $1 million. A 0.5 percentage point decrease in the expected return on plan assets would decrease our 2012 income before income taxes by $1 million.

The fair value of the plan assets was $20 million less than the accumulated benefit obligation at year-end 2011 and $30 million less at year-end 2010. The fair value of the plan assets was $65 million less than the projected plan benefit obligation at year-end 2011 and $62 million less at year-end 2010. Market conditions and interest rates significantly affect future assets and liabilities of the pension plan. On February 1, 2011, we contributed $35 million to our qualified plan. We expect to contribute $14 million to our qualified plan during 2012.

Cincinnati Financial Corporation – 2011 10-K - 48

Deferred Acquisition Costs

We establish a deferred asset for costs that vary with, and are primarily related to, issuing property casualty and life insurance policies. Underlying assumptions are updated periodically to reflect actual experience, and we evaluate our deferred acquisition cost recoverability.

For property casualty policies, deferred acquisition costs are amortized over the terms of the policies. These costs are principally agent commissions, premium taxes and certain underwriting costs, which are deferred and amortized into net income as premiums are earned. We assess recoverability of deferred acquisition costs at the segment level, consistent with the ways we acquire, service, manage and measure profitability. Deferred acquisition costs track with the change in premiums. Our property casualty insurance operations consist of three segments, commercial lines, personal lines and excess and surplus lines.

For life insurance policies, acquisition costs are amortized into income either over the premium-paying period of the policies or the life of the policy, depending on the policy type. These costs are principally agent commissions and certain underwriting costs. We analyze our acquisition cost assumptions periodically to reflect actual experience; we evaluate our deferred acquisition cost for recoverability; and we regularly conduct reviews for potential premium deficiencies or loss recognition. Changes in the amounts or timing of estimated future profits could result in adjustments to the accumulated amortization of these costs.

Profit-Sharing Commission Accrual

We establish an accrual for property casualty profit-sharing commissions. We base the profit-sharing commission accrual estimate on property casualty underwriting results. Profit-sharing commissions are paid to agencies using a formula that takes into account agency profitability over one-year and three-year periods, premium volume and other factors, including allocations of various expenses. Due to the complexity of the calculation and the variety of allocation factors that can affect profit-sharing commissions for an individual agency, the amount accrued can differ from the actual profit-sharing commissions paid. The profit-sharing commission accrual of $68 million in 2011 contributed 2.3 percentage points to the property casualty combined ratio. If profit-sharing commissions paid were to vary from that amount by 5 percent, it would affect 2012 net income by $2 million (after tax), or 1 cent per share, and the combined ratio by approximately 0.1 percentage points.

Recent Accounting Pronouncements

Information about recent accounting pronouncements is provided in Item 8, Note 1 of the Consolidated Financial Statements, Page 114. We have determined that recent accounting pronouncements have not had nor are they expected to have any material impact on our consolidated financial statements.

Cincinnati Financial Corporation – 2011 10-K - 49

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

The calculations of segment data are described in more detail in Item 8, Note 18 of the Consolidated Financial Statements, Page 136. The following sections review results of operations for each of the five segments. Commercial Lines Insurance Results of Operations begins on Page 57, Personal Lines Insurance Results of Operations begins on Page 69, Excess and Surplus Lines Insurance Results of Operations begins on Page 75, Life Insurance Results of Operations begins on Page 79, and Investment Results of Operations begins on Page 81. We begin with an overview of our consolidated property casualty operations.

Cincinnati Financial Corporation – 2011 10-K - 50

Consolidated Property Casualty Insurance Results of Operations

Earned and net written premiums for our consolidated property casualty operations grew in 2011, reflecting improving pricing, strategic initiatives for targeted growth and the effects of slowly improving economic conditions. A key measure of property casualty profitability is underwriting profit or loss. Our underwriting loss rose by $229 million, driven by a $254 million increase in natural catastrophe losses, mostly from severe weather. Underwriting results before catastrophe losses improved, evidence of benefits from various recent-year profit improvement and premium growth initiatives.

The table below highlights property casualty results of operations, with analysis and discussion in the sections that follow. Analysis and discussion by property casualty segment can be found in Commercial Lines, Personal Lines and Excess and Surplus Lines Insurance Results of Operations, beginning on Page 57, Page 69 and Page 75, respectively.

Overview – Three-Year Highlights

	Years ended December 31,			2011-2010	2010-2009
(Dollars in millions)	2011	2010	2009	Change %	Change %
Earned premiums	$3,029	$2,924	$2,911	4	0
Fee revenues	4	4	3	0	33
Total revenues	3,033	2,928	2,914	4	0

Loss and loss expenses from:
Current accident year before catastrophe losses	2,213	2,154	2,102	3	2
Current accident year catastrophe losses	407	165	172	147	(4)
Prior accident years before catastrophe losses	(280)	(287)	(181)	2	(59)
Prior accident years catastrophe losses	(5)	(17)	(7)	71	(143)
Total loss and loss expenses	2,335	2,015	2,086	16	(3)
Underwriting expenses	974	960	956	1	0
Underwriting loss	$(276)	$(47)	$(128)	nm	63

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	73.0%	73.6%	72.2%	(0.6)	1.4
Current accident year catastrophe losses	13.4	5.6	5.9	7.8	(0.3)
Prior accident years before catastrophe losses	(9.3)	(9.8)	(6.2)	0.5	(3.6)
Prior accident years catastrophe losses	(0.1)	(0.5)	(0.2)	0.4	(0.3)
Total loss and loss expenses	77.0	68.9	71.7	8.1	(2.8)
Underwriting expenses	32.2	32.8	32.8	(0.6)	0.0
Combined ratio	109.2%	101.7%	104.5%	7.5	(2.8)

Combined ratio:	109.2%	101.7%	104.5%	7.5	(2.8)
Contribution from catastrophe losses and prior years reserve development	4.0	(4.7)	(0.5)	8.7	(4.2)
Combined ratio before catastrophe losses and prior years reserve development	105.2%	106.4%	105.0%	(1.2)	1.4

Performance highlights for consolidated property casualty operations include:

•	Premiums – Solid growth in 2011 renewal and new business written premiums drove the increase in earned premiums and net written premiums, offsetting additional ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty. The rate of growth for earned and net written premiums exceeded that of 2010 as each of our property casualty segments experienced significant increases in 2011 premiums. Improving pricing during 2011 occurred in each of those segments and is further discussed in the results of operations sections below by segment. A fourth straight year of higher new business premiums reflected our premium growth initiatives from recent years that continue to favorably affect current year growth, particularly as newer agency relationships mature over time. Agents appointed during 2010 or 2011 produced an increase in standard lines new business of $31 million during 2011, compared with 2010. Improving insured exposure-level comparatives from the slow economic recovery also favorably affected premium growth, primarily in our commercial lines segment. The contributions to premiums from audits, which are significantly affected by economic trends, are further discussed in Commercial Lines Insurance Results of Operations beginning on Page 57.

Other written premiums – primarily premiums ceded to our reinsurers as part of our reinsurance program – contributed negative $63 million to the $135 million of growth in 2011 net written premiums. The change in other written premiums was primarily due to $42 million of ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty. During the second quarter of 2011, we purchased reinsurance to replenish coverage for certain layers of our property catastrophe treaty that were used by the first-half 2011 catastrophe events discussed below. This coverage, also known as third and fourth event cover, added $26 million of ceded premiums for 2011. There were no material ceded premium effects during 2010 or 2009 from unusual items such as reinstatement premiums or the third and fourth event cover.

Cincinnati Financial Corporation – 2011 10-K - 51

The table below analyzes premium revenue components and trends. Premium trends by segment are further discussed beginning on Page 58, Page 69 and Page 75, for the respective property casualty segments.

	Years ended December 31,			2011-2010	2010-2009
(Dollars in millions)	2011	2010	2009	Change %	Change %
Agency renewal written premiums	$2,867	$2,692	$2,665	7	1
Agency new business written premiums	437	414	405	6	2
Other written premiums	(206)	(143)	(159)	(44)	10
Net written premiums	3,098	2,963	2,911	5	2
Unearned premium change	(69)	(39)	0	(77)	nm
Earned premiums	$3,029	$2,924	$2,911	4	0

•	Combined ratio – The 2011 combined ratio rose 7.5 percentage points compared with 2010, primarily due to an 8.2 percentage-point increase in the ratio for catastrophe losses. The ratio effect of additional ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty contributed 1.4 percentage points to the 7.5 point rise in the 2011 ratio.

The combined ratio before catastrophe losses and prior year reserve development improved in 2011, in part benefiting from recent-year initiatives to improve pricing precision and loss experience related to claims and loss control practices.

Our statutory combined ratio was 108.9 percent in 2011 compared with 101.8 percent in 2010 and 104.4 percent in 2009. The estimated property casualty industry, excluding mortgage and financial guaranty segments, was 107.5 percent in 2011, 101.0 percent in 2010 and 99.5 percent in 2009. The contribution of catastrophe losses to our statutory combined ratio was 13.3 percentage points in 2011, 5.1 percentage points in 2010 and 5.7 percentage points in 2009, compared with an estimated 10.1, 4.6 and 3.4 percentage points, respectively, for the industry. Components of the combined ratio are discussed below, followed by additional discussion by segment.

Catastrophe losses trends are an important factor in assessing trends for overall underwriting results. Incurred losses from a May 20-27, 2011, storm system that included Joplin, Missouri represent the single largest catastrophe event in our company’s history. The gross amount for that event is estimated at $239 million, including significant losses from hail in the Dayton, Ohio, area. The total gross amount of our losses incurred for all catastrophe events during the year 2011 is estimated at $658 million. Our 10-year historical annual average contribution of catastrophe losses to the combined ratio was 5.4 percentage points as of December 31, 2011.

The 2011 ratio of catastrophe losses included 0.4 percentage points from losses of $11 million for our participation in assumed reinsurance treaties that spread the risk of very high catastrophe losses among many insurers. The majority of the assumed reinsurance losses were for the first-quarter 2011 earthquake in Japan. The only assumed reinsurance treaty for which we had a material exposure has been reserved at the $7 million policy limit for the Japan earthquake event.

Cincinnati Financial Corporation – 2011 10-K - 52

The following table shows catastrophe losses incurred, net of reinsurance, for the past three years, as well as the effect of loss development on prior period catastrophe reserves.

Catastrophe Losses Incurred

(In millions, net of reinsurance)					Excess
			Commercial	Personal	and surplus
Dates	Event	Region	lines	lines	lines	Total
2011
Jan. 31-Feb. 3	Freezing, wind	South, Midwest	$4	$3	$-	$7
Feb. 21	Earthquake	New Zealand	4	-	-	4
Feb. 27-28	Hail, wind, tornado	Midwest	3	6	-	9
Mar. 11	Earthquake	Japan	7	-	-	7
Mar. 26-28	Hail, wind	South	1	6	-	7
Apr. 3-5	Hail, wind, tornado	South, Midwest	15	23	-	38
Apr. 8-11	Hail, wind, tornado	South, Midwest	11	8	-	19
Apr. 14-16	Hail, wind, tornado	South, Midwest	10	4	-	14
Apr. 19-20	Hail, wind	South, Midwest	13	11	-	24
Apr. 22-28	Hail, wind, tornado	South, Midwest	45	31	-	76
May 20-27	Hail, wind, tornado	South, Midwest	42	51	-	93
May 29-Jun. 1	Hail, wind, tornado	East, Midwest	2	1	-	3
Jun. 16-22	Hail, wind, tornado	South, Midwest	7	6	-	13
Jul. 1-4	Hail, wind, tornado	Midwest	3	2	-	5
Jul. 10-14	Hail, wind, tornado	Midwest, West	4	6	-	10
Aug. 18-19	Hail, wind, tornado	Midwest	9	1	-	10
Aug. 26-28	Hurricane, wind, tornado	East	22	6	-	28
Sep. 3-6	Tornado, wind	South	9	5	-	14
All other 2011 catastrophes			14	11	1	26
Development on 2010 and prior catastrophes			2	(7)	-	(5)
Calendar year incurred total			$227	$174	$1	$402

2010
Jan. 7-12	Freezing, wind	South, Midwest	$4	$1	$-	$5
Feb. 9-11	Freezing, wind	East, Midwest	4	1	-	5
Apr. 4-6	Hail, wind, tornado	South, Midwest	4	6	-	10
Apr. 30 - May 3	Hail, wind, tornado	South	21	6	-	27
May 7-8	Hail, wind, tornado	East, Midwest	2	12	-	14
May 12-16	Hail, wind, tornado	South, Midwest	7	2	-	9
Jun. 4-6	Hail, wind, tornado	Midwest	2	2	1	5
Jun. 17-20	Hail, wind, tornado	Midwest, West	5	3	-	8
Jun. 21-24	Hail, wind, tornado	Midwest	2	3	-	5
Jun. 25-28	Hail, wind, tornado	Midwest	3	5	-	8
Jun. 30 - Jul. 1	Hail, wind	West	4	4	-	8
Jul. 20-23	Hail, wind, tornado	Midwest	12	4	-	16
Oct. 4-6	Hail, wind	South	6	1	-	7
Oct. 26-28	Hail, wind, tornado	Midwest	6	4	-	10
All other 2010 catastrophes			19	9	-	28
Development on 2009 and prior catastrophes			(12)	(5)	-	(17)
Calendar year incurred total			$89	$58	$1	$148

2009
Jan. 26-28	Freezing	South, Midwest	$5	$14	$-	$19
Feb. 10-13	Hail, wind	South, Midwest	13	25	-	38
Feb. 18-19	Hail, wind	South	1	8	-	9
Apr. 9-11	Hail, wind	South, Midwest	13	21	-	34
May 7-9	Hail, wind	South, Midwest	9	13	-	22
Jun. 2-6	Hail, wind	South, Midwest	3	4	-	7
Jun. 10-18	Hail, wind	South, Midwest	7	4	-	11
Sep. 18-22	Hail, wind	South	3	4	-	7
All other 2009 catastrophes			12	13	-	25
Development on 2008 and prior catastrophes			(12)	5	-	(7)
Calendar year incurred total			$54	$111	$-	$165

Cincinnati Financial Corporation – 2011 10-K - 53

Consolidated Property Casualty Insurance Loss and Loss Expenses

Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the three-year highlights table on Page 51 are for the respective current accident years, and reserve development on prior accident years is shown separately. Since less than half of our consolidated property casualty current accident year incurred losses and loss expenses represents net paid losses, the majority represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 79.2 percent accident year 2010 loss and loss expense ratio reported as of December 31, 2010, developed favorably by 6.0 percentage points to 73.2 percent due to settling claims for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2011. Accident years 2010 and 2009 have both developed favorably, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident Year:	2011	2010	2009	2011	2010	2009
as of December 31, 2011	$2,620	$2,140	$2,050	86.4%	73.2%	70.4%
as of December 31, 2010		2,319	2,084		79.2	71.6
as of December 31, 2009			2,274			78.1

Catastrophe loss trends, discussed above, drove the increase in 2011 current accident year loss and loss expenses compared with 2010. Catastrophe losses added 13.4 percentage points for 2011, 5.6 points for 2010 and 5.9 points for 2009 to the respective consolidated property casualty accident year loss and loss expense ratios in the table above.

The trend for our current accident year loss and loss expense ratio before catastrophe losses over the past three years included unique items for 2011 discussed below, in addition to normal loss cost inflation and higher pricing.

The 73.0 percent ratio for current accident year loss and loss expenses before catastrophe losses for 2011 declined 0.6 percentage points compared with the 73.6 percent accident year 2010 ratio measured as of December 31, 2010. The effect of the $42 million ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty increased the 2011 ratio by 1.0 percentage point. Large losses described below and the corresponding ratios for new losses above $250,000 caused a 1.5 percentage-point increase in the 2011 ratio. A refinement to our line of business allocation process for loss expenses reduced the 2011 accident year loss and loss expenses before catastrophes ratio by approximately 1.5 percentage points. We believe the remainder of the reduction is largely due to initiatives to improve pricing precision and loss experience related to claims and loss control practices, somewhat offset by normal loss cost inflation. The refined allocation had no effect on earnings or consolidated property casualty ratios reported on a calendar year basis. The allocation refinement pertained to the portion of loss expenses referred to as AOE, and is discussed in Item 8, Note 18 of the Consolidated Financial Statements, Page 136. Discussion of AOE reserves is included in Critical Accounting Estimates, How Reserves Are Established, Page 42.

Reserve development on prior accident years continued to net to a favorable amount in 2011, as $285 million was recognized, 6 percent less than $304 million in 2010. Approximately 80 percent of our reserve development on prior accident years recognized during 2011 occurred in our commercial casualty and workers’ compensation lines of business. Development recognized during 2009 and 2010 was primarily from our commercial casualty line of business. Development by line of business is further analyzed in Commercial Lines Insurance Segment Development of Estimated Reserves by Accident Year, Page 93, and in Personal Lines Insurance Segment Development of Estimated Reserves by Accident Year, Page 95.

Cincinnati Financial Corporation – 2011 10-K - 54

Consolidated Property Casualty Insurance Losses by Size

	Years ended December 31,			2011-2010	2010-2009
(Dollars in millions)	2011	2010	2009	Change %	Change %
New losses greater than $4,000,000	$56	$49	$57	14	(14)
New losses $1,000,000-$4,000,000	173	142	147	22	(3)
New losses $250,000-$1,000,000	217	200	212	9	(6)
Case reserve development above $250,000	210	178	265	18	(33)
Total large losses incurred	656	569	681	15	(16)
Other losses excluding catastrophe losses	898	935	860	(4)	9
Catastrophe losses	395	148	165	167	(10)
Total net losses incurred	$1,949	$1,652	$1,706	18	(3)

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
New losses greater than $4,000,000	1.9%	1.7%	2.0%	0.2	(0.3)
New losses $1,000,000-$4,000,000	5.7	4.8	5.1	0.9	(0.3)
New losses $250,000-$1,000,000	7.2	6.8	7.3	0.4	(0.5)
Case reserve development above $250,000	6.9	6.1	9.0	0.8	(2.9)
Total large loss ratio	21.7	19.4	23.4	2.3	(4.0)
Other losses excluding catastrophe losses	29.6	32.0	29.5	(2.4)	2.5
Catastrophe losses	13.1	5.1	5.7	8.0	(0.6)
Total net loss ratio	64.4%	56.5%	58.6%	7.9	(2.1)

In 2011, total large losses incurred rose by $87 million or 15 percent, net of reinsurance, helping to raise the corresponding ratio by 2.3 percentage points. Large loss trends are further analyzed in the segment discussion below. Our analysis indicated no unexpected concentration of these losses and reserve increases by geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Cincinnati Financial Corporation – 2011 10-K - 55

Consolidated Property Casualty Insurance Underwriting Expenses

	Years ended December 31,			2011-2010	2010-2009
(Dollars in millions)	2011	2010	2009	Change %	Change %
Commission expenses	$565	$544	$550	4	(1)
Other underwriting expenses	393	402	389	(2)	3
Policyholder dividends	16	14	17	14	(18)
Total underwriting expenses	$974	$960	$956	1	0

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Commission expenses	18.7%	18.6%	18.9%	0.1	(0.3)
Other underwriting expenses	13.0	13.7	13.3	(0.7)	0.4
Policyholder dividends	0.5	0.5	0.6	0.0	(0.1)
Total underwriting expense ratio	32.2%	32.8%	32.8%	(0.6)	0.0

Commission expenses include our profit-sharing commissions, which are primarily based on one-year and three-year profitability of an agency’s business. The aggregate profit trend for agencies that earn these profit-based commissions can differ from the aggregate profit trend for all agencies reflected in our consolidated property casualty results. In 2011, the ratio for property casualty profit-sharing commissions declined slightly while the ratio for total commissions rose slightly, netting to a small increase of 0.1 percentage point.

In 2011, other underwriting expenses were down $9 million or 2 percent, primarily due to a first-quarter 2010 provision for matters involving prior years and related to Note 16, Commitments and Contingent Liabilities, Page 134. The combined effects of a 4 percent increase in earned premiums and a 2 percent decrease in other underwriting expenses resulted in a ratio that was 0.7 percentage points lower.

Salaries, benefits and payroll taxes for our associates account for approximately half of our property casualty other underwriting expenses. Most of our associates either provide direct service to the property casualty portion of our agencies’ business or provide support to those associates. Since the end of 2009 the total number of associates and contractors, on a consolidated basis, declined 4 percent, reflecting careful management of our non-commission expenses. The total number of field associates providing direct service to agencies rose by 4 percent, reflecting our emphasis on providing excellent service.

Discussions below of our property casualty insurance segments provide additional detail about our results.

Cincinnati Financial Corporation – 2011 10-K - 56

Commercial Lines Insurance Results of Operations

Overview – Three-Year Highlights

	Years ended December 31,			2011-2010	2010-2009
(Dollars in millions)	2011	2010	2009	Change %	Change %
Earned premiums	$2,197	$2,154	$2,199	2	(2)
Fee revenues	3	2	2	50	0
Total revenues	2,200	2,156	2,201	2	(2)

Loss and loss expenses from:
Current accident year before catastrophe losses	1,579	1,605	1,596	(2)	1
Current accident year catastrophe losses	225	101	66	123	53
Prior accident years before catastrophe losses	(236)	(257)	(135)	8	(90)
Prior accident years catastrophe losses	2	(12)	(12)	nm	0
Total loss and loss expenses	1,570	1,437	1,515	9	(5)
Underwriting expenses	731	704	719	4	(2)
Underwriting profit (loss)	$(101)	$15	$(33)	nm	nm

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	71.8%	74.5%	72.5%	(2.7)	2.0
Current accident year catastrophe losses	10.3	4.7	3.0	5.6	1.7
Prior accident years before catastrophe losses	(10.8)	(11.9)	(6.1)	1.1	(5.8)
Prior accident years catastrophe losses	0.1	(0.6)	(0.5)	0.7	(0.1)
Total loss and loss expenses	71.4	66.7	68.9	4.7	(2.2)
Underwriting expenses	33.3	32.7	32.7	0.6	0.0
Combined ratio	104.7%	99.4%	101.6%	5.3	(2.2)

Combined ratio:	104.7%	99.4%	101.6%	5.3	(2.2)
Contribution from catastrophe losses and prior years reserve development	(0.4)	(7.8)	(3.6)	7.4	(4.2)
Combined ratio before catastrophe losses and prior years reserve development	105.1%	107.2%	105.2%	(2.1)	2.0

Performance highlights for the commercial lines segment include:

•	Premiums – Earned premiums and net written premiums rose in 2011, primarily due to an $85 million increase in renewal written premiums that reflected the effects of slowly improving economic conditions and improved pricing. Premium growth initiatives that helped new business written premiums grow $18 million in 2011 also contributed to earned and net written premium growth. Earned and net written premiums were up in 2011 despite the partially offsetting effect of $24 million for ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty.

•	Combined ratio – The 2011 combined ratio was 5.3 percentage points higher than in 2010, primarily due to a 6.3 percentage-point rise in the ratio for catastrophe losses. The ratio effect of additional ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty essentially offset the favorable effect of a refined line of business allocation process for loss expenses.

The combined ratio before catastrophe losses and prior years reserve development improved in 2011, in part benefiting from recent-year initiatives to improve pricing precision and loss experience related to claims and loss control practices. Initiatives to improve commercial lines underwriting profitability complement our business practices that continue to leverage the local presence of our field staff, who meet with local agencies to assess each risk, determine limits of insurance and establish appropriate terms and conditions. Our field marketing representatives continue to underwrite new business while loss control, machinery and equipment and field claims representatives continue to conduct on-site inspections. Field claims representatives also assist underwriters by preparing full reports on their first-hand observations of risk quality.

Our commercial lines statutory combined ratio was 104.2 percent in 2011 compared with 99.6 percent in 2010 and 101.9 percent in 2009. The estimated commercial lines combined ratios for the industry were 108.2 percent in 2011, 102.7 percent in 2010 and 103.0 percent in 2009. Industry ratios reported for 2011 and 2010 excluded the mortgage and financial guaranty segments. The contribution of catastrophe losses to our commercial lines statutory combined ratio was 10.4 percentage points in 2011, 4.1 percent points in 2010 and 2.5 percentage points in 2009, compared with an estimated 8.5, 3.5 and 1.8 percentage points, respectively, for the industry.

Cincinnati Financial Corporation – 2011 10-K - 57

Commercial Lines Insurance Premiums

	Years ended December 31,			2011-2010	2010-2009
(Dollars in millions)	2011	2010	2009	Change %	Change %
Agency renewal written premiums	$2,063	$1,978	$2,013	4	(2)
Agency new business written premiums	307	289	298	6	(3)
Other written premiums	(152)	(112)	(130)	(36)	14
Net written premiums	2,218	2,155	2,181	3	(1)
Unearned premium change	(21)	(1)	18	nm	nm
Earned premiums	$2,197	$2,154	$2,199	2	(2)

Due to the highly competitive commercial lines markets during the past several years, we have focused on increasing our use of predictive analytics tools to improve pricing precision while also leveraging our local relationships with agents through the efforts of our teams that work closely with them. We believe our field focus is unique and has several advantages, including providing us with quality intelligence on local market conditions. We seek to maintain appropriate pricing discipline for both new and renewal business as management emphasizes the importance of our agencies and underwriters assessing account quality to make careful decisions on a case-by-case basis whether to write or renew a policy. Rate credits may be used to retain renewals of quality business and to earn new business, but we do so selectively in order to avoid commercial accounts that we believe have insufficient profit margins.

We began in 2009 to use a predictive modeling tool for our workers’ compensation line of business, working to better align individual insurance policy pricing to risk attributes. We believe such tools are improving our pricing precision. For example, for the year 2011 we achieved average renewal pricing increases three to four times higher for workers’ compensation rating segments indicated as lower quality in our model compared with the higher quality rating segments. During 2011, our underwriters began full use of predictive modeling tools for our other major commercial lines of business: commercial auto, general liability and commercial property coverages in our commercial package accounts. Underwriters using these tools have enhanced abilities to target profitability and to discuss pricing impacts with agency personnel.

The 4 percent increase in 2011 agency renewal written premiums in part reflected improving pricing trends compared with recent years. We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies. Our commercial lines pricing transitioned from having a negative effect on renewal written premiums in the first half of 2011 to having a positive effect in the last half. During the fourth quarter of 2011, our standard commercial lines policies averaged an estimated price change that increased in a low- to mid-single-digit range, an improvement compared with a slightly positive price change during the third quarter of 2011 and a first-half 2011 negative price change in the low-single-digit range. For policies renewed during both 2010 and 2009, the typical pricing change was a decline, on average in the low-single-digit range, representing an improvement from the mid-single-digit range average pricing decline experienced in 2008. Consistent with several commercial lines industry pricing surveys in recent years, our larger accounts typically experienced more pressure to lower pricing upon renewal. Our smaller accounts sometimes saw little if any premium decrease at renewal. For the last half of 2011, we estimated that 75 percent to 80 percent of our standard commercial lines policies renewed at flat or higher prices.

While our commercial lines policy retention rates have remained fairly stable in recent years, agency renewal written premium trends reflected the effects of economic slowdown or recovery in various regions. Changes in the economy affect insured exposures that directly relate to premium amounts for any given policy. For commercial accounts, we usually calculate initial estimates for general liability premiums based on estimated sales or payroll volume, while we calculate workers’ compensation premiums based on payroll volume. A change in sales or payroll volume generally indicates a change in demand for a business’s goods or services, as well as a change in its exposure to risk. Policyholders who experience sales or payroll volume changes due to economic factors may also have other exposures requiring insurance, such as commercial auto or commercial property, in addition to general liability and workers’ compensation. Premium levels for these other types of coverages generally are not linked directly to sales or payroll volumes.

Premiums resulting from audits of actual sales or payrolls that confirmed or adjusted initial premium estimates significantly affected premium trends in recent years. On an earned premium basis, audits contributed $46 million of the $43 million earned premiums increase in 2011 and $15 million of the $45 million earned premiums decrease in 2010. On a net written premium basis, audits contributed $34 million of the $63 million net written premiums increase in 2011 and $23 million of the $26 million net written premiums decrease in 2010.

Cincinnati Financial Corporation – 2011 10-K - 58

In 2011, our commercial lines new business premiums written by our agencies grew 6 percent, reversing the new business decline of 3 percent for 2010. For new business, our field associates are frequently in our agents’ offices helping to judge the quality of each account, emphasizing the Cincinnati value proposition, calling on sales prospects with those agents, carefully evaluating risk exposure and providing their best quotes. Some of our new business comes from accounts that are not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent in cases where it was recently obtained from a competing agent. As we appoint new agencies who choose to move accounts to us, we report these accounts as new business to us.

New business premium volume in recent years has been significantly influenced by new agency appointments. All agencies newly appointed since the beginning of 2010 generated commercial lines new business written premiums of $34 million during 2011, up $26 million from 2010, while all other agencies contributed the remaining $273 million, which was down 3 percent.

Many of the recently appointed agencies are in five states we entered since 2008: Texas, Colorado, Connecticut, Oregon and Wyoming. Those states accounted for 11 percent of the $307 million 2011 new business volume. On a net written premium basis, agencies in those states contributed $69 million of commercial lines volume during 2011, up $29 million from 2010. New states represent significant potential for long-term premium growth. Based on our history of appointing new agencies, we generally earn a 10 percent share of an agency’s business within 10 years of its appointment.

The table below summarizes agents’ contribution to our commercial lines new business and net written premiums for the five states we entered since 2008. Net written premiums are earned over the term covered by insurance policies and are an important leading indicator of earned premium revenue trends.

	Year	Years ended December 31,			2011-2010	2010-2009
(Dollars in millions)	Entered	2011	2010	2009	Change %	Change %
New business written premiums:
Texas	2008	$20	$19	$11	5	73
Colorado	2009	7	8	1	(13)	700
Connecticut	2010	2	-	-	nm	nm
Oregon	2010	3	-	-	nm	nm
Wyoming	2009	2	-	-	nm	nm
Subtotal		34	27	12	26	125
All other states		273	262	286	4	(8)
Total		$307	$289	$298	6	(3)

Net written premiums:
Texas	2008	$46	$30	$11	53	173
Colorado	2009	15	10	1	50	900
Connecticut	2010	2	-	-	nm	nm
Oregon	2010	4	-	-	nm	nm
Wyoming	2009	2	-	-	nm	nm
Subtotal		69	40	12	73	233
All other states		2,149	2,115	2,169	2	(2)
Total		$2,218	$2,155	$2,181	3	(1)

Other written premiums, primarily premiums that are ceded to reinsurers and that lower our net written premiums, had a significantly greater unfavorable effect in 2011 compared with 2010. The $40 million change was driven by additional ceded premiums for our property catastrophe reinsurance treaty, $24 million for reinstatement premiums following two large catastrophe events during 2011 and $14 million for the third and fourth event cover that was discussed in Consolidated Property Casualty Insurance Results of Operations, Page 51. For estimated premiums of policies in effect but not yet processed, 2011 had a less favorable adjustment and 2010 had a more favorable adjustment, both compared with the prior year. The adjustment for estimated premiums had an immaterial effect on earned premiums.

Cincinnati Financial Corporation – 2011 10-K - 59

Commercial Lines Insurance Loss and Loss Expenses

Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the three-year highlights table on Page 57 are for the respective current accident years, and reserve development on prior accident years is shown separately. Since less than half of our consolidated property casualty current accident year incurred losses and loss expenses represents net paid losses, the majority represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 79.2 percent accident year 2010 loss and loss expense ratio reported as of December 31, 2010, developed favorably by 6.9 percentage points to 72.3 percent due to settling claims for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2011. Accident years 2010 and 2009 for the commercial lines segment have both developed favorably, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident Year:	2011	2010	2009	2011	2010	2009
as of December 31, 2011	$1,804	$1,557	$1,467	82.1%	72.3%	66.7%
as of December 31, 2010		1,706	1,485		79.2	67.5
as of December 31, 2009			1,662			75.5

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results of Operations, Page 51, explain much of the movement in current accident year loss and loss expense ratios among years 2009 through 2011. Catastrophe losses added 10.3 percentage points for 2011, 4.7 points for 2010 and 3.0 points for 2009 to the respective commercial lines accident year loss and loss expense ratios in the table above.

The trend for our commercial lines current accident year loss and loss expense ratio before catastrophe losses over the past three years included unique items for 2011 discussed below, in addition to normal loss cost inflation and higher pricing.

The 71.8 percent ratio for current accident year loss and loss expenses before catastrophe losses for 2011 declined 2.7 percentage points compared with the 74.5 percent accident year 2010 ratio measured as of December 31, 2010. The effect of the $24 million ceded to reinstate coverage layers of our property catastrophe reinsurance treaty increased the 2011 ratio by 0.8 percentage points. Large losses, described below, and the corresponding ratios for new losses above $250,000 caused a 1.9 percentage-point rise in the 2011 ratio. The refined line of business allocation process for loss expenses reduced the 2011 ratio by approximately 3 percentage points. We believe the remainder of the reduction is largely due to initiatives to improve pricing precision and loss experience related to claims and loss control practices, somewhat offset by normal loss cost inflation.

Commercial lines reserve development on prior accident years continued to net to a favorable amount in 2011, as $234 million was recognized, somewhat lower than $269 million in 2010. More than 95 percent of our commercial lines reserve development on prior accident years recognized during 2011 occurred in our commercial casualty and workers’ compensation lines of business, with a slight majority occurring in the commercial casualty. Development recognized during 2009 and 2010 was mostly from our commercial casualty line of business. Development by line of business and other trends for commercial lines loss and loss expenses and the related ratios are further analyzed in Commercial Lines of Business Analysis, beginning on Page 62, and in Commercial Lines Insurance Segment Development of Estimated Reserves by Accident Year, Page 93.

Cincinnati Financial Corporation – 2011 10-K - 60

Commercial Lines Insurance Losses by Size

	Years ended December 31,			2011-2010	2010-2009
(Dollars in millions)	2011	2010	2009	Change %	Change %
New losses greater than $4,000,000	$56	$44	$52	27	(15)
New losses $1,000,000-$4,000,000	148	120	130	23	(8)
New losses $250,000-$1,000,000	156	148	164	5	(10)
Case reserve development above $250,000	187	164	245	14	(33)
Total large losses incurred	547	476	591	15	(19)
Other losses excluding catastrophe losses	517	587	565	(12)	4
Catastrophe losses	223	89	54	151	65
Total net losses incurred	$1,287	$1,152	$1,210	12	(5)

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
New losses greater than $4,000,000	2.6%	2.0%	2.4%	0.6	(0.4)
New losses $1,000,000-$4,000,000	6.7	5.6	5.9	1.1	(0.3)
New losses $250,000-$1,000,000	7.1	6.9	7.5	0.2	(0.6)
Case reserve development above $250,000	8.5	7.6	11.2	0.9	(3.6)
Total large loss ratio	24.9	22.1	27.0	2.8	(4.9)
Other losses excluding catastrophe losses	23.5	27.3	25.7	(3.8)	1.6
Catastrophe losses	10.2	4.1	2.5	6.1	1.6
Total net loss ratio	58.6%	53.5%	55.2%	5.1	(1.7)

In 2011, total large losses incurred increased by $71 million or 15 percent, net of reinsurance, helping to raise the corresponding ratio by 2.8 percentage points. The majority of the increase was for higher incurred losses for fires and commercial auto claims. In 2010 the total large losses incurred ratio was lower than it was in 2009, primarily due to lower incurred losses for general liability coverages largely included in our commercial casualty line of business. Our analysis indicated no unexpected concentration of these losses and reserve increases by geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Commercial Lines Insurance Underwriting Expenses

	Years ended December 31,			2011-2010	2010-2009
(Dollars in millions)	2011	2010	2009	Change %	Change %
Commission expenses	$415	$391	$408	6	(4)
Other underwriting expenses	300	299	294	0	2
Policyholder dividends	16	14	17	14	(18)
Total underwriting expenses	$731	$704	$719	4	(2)

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Commission expenses	18.9%	18.2%	18.6%	0.7	(0.4)
Other underwriting expenses	13.7	13.8	13.3	(0.1)	0.5
Policyholder dividends	0.7	0.7	0.8	0.0	(0.1)
Total underwriting expense ratio	33.3%	32.7%	32.7%	0.6	0.0

Commercial lines commission expenses as a percent of earned premium increased slightly during 2011, in part due to higher agency profit-sharing commissions. Although the commercial lines segment had an underwriting loss in 2011, compared with a small underwriting profit in 2010, the agencies that earned profit-sharing commissions for their commercial lines business did so at a higher aggregate amount in 2011.

Other underwriting expenses for 2011 and the corresponding ratio was essentially flat compared with the 2010 level.

Cincinnati Financial Corporation – 2011 10-K - 61

Commercial Lines of Business Analysis

Approximately 95 percent of our commercial lines premiums relate to accounts with coverages from more than one of our business lines. As a result, we believe that the commercial lines segment is best measured and evaluated on a segment basis. However, we provide line-of-business data to analyze growth and profitability trends separately for each line. The accident year loss data provides current estimates of incurred loss and loss expenses and corresponding ratios over the most recent three accident years. Accident year data classifies losses according to the year in which the corresponding loss events occur, regardless of when the losses are actually reported, recorded or paid.

For 2011, commercial casualty, our largest line of business with earned premiums representing over 30 percent of commercial lines segment earned premiums, continued to be very profitable, based on the total loss and loss expense ratio. Commercial property and specialty packages had 2011 total loss and loss expense ratios significantly higher than we desired, largely due to unusually high weather-related losses in 2011. As discussed below, we are taking actions to improve pricing and reduce loss costs to benefit future profitability trends. The executive risk portion of bond and executive risk continues to experience effects from the U.S. credit crisis of 2008, as most of our prior accident year claims related to financial institution liability developed unfavorably. Since the credit crisis, many of our financial institution policies have been non-renewed, reducing exposure for this portion of our bond and executive risk business. Profitability trends for workers’ compensation continued to improve, reflecting what we believe are the results of initiatives to improve pricing and reduce loss costs.

Commercial Casualty

	Years ended December 31,			2011-2010	2010-2009
(Dollars in millions)	2011	2010	2009	Change %	Change %
Commercial casualty:
Net written premiums	$710	$686	$704	3	(3)
Earned premiums	711	693	712	3	(3)
Loss and loss expenses from:
Current accident year before catastrophe losses	496	555	542	(11)	2
Current accident year catastrophe losses	0	0	0	nm	nm
Prior accident years before catastrophe losses	(132)	(186)	(154)	29	(21)
Prior accident years catastrophe losses	0	0	0	nm	nm
Total loss and loss expenses	$364	$369	$388	(1)	(5)

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	69.7%	80.1%	76.2%	(10.4)	3.9
Current accident year catastrophe losses	0.0	0.0	0.0	0.0	0.0
Prior accident years before catastrophe losses	(18.5)	(26.9)	(21.6)	8.4	(5.3)
Prior accident years catastrophe losses	0.0	0.0	0.0	0.0	0.0
Total loss and loss expense ratio	51.2%	53.2%	54.6%	(2.0)	(1.4)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2011	2010	2009	2011	2010	2009
as of December 31, 2011	$496	$438	$449	69.7%	63.2%	63.1%
as of December 31, 2010		555	437		80.1	61.4
as of December 31, 2009			542			76.2

Commercial casualty is our largest line of business and has in recent years maintained a very satisfactory total loss and loss expense ratio. Premium growth trends for 2011 reversed compared with 2010, largely reflecting the slowly improving economy in addition to higher pricing. As discussed in the commercial lines insurance premiums section of Commercial Lines Insurance Results of Operations, on Page 58, economic trends cause corresponding changes in underlying insured exposures, including general liability coverage where the premium amount is heavily influenced by economically-driven measures of risk exposure such as sales volume. Slowly improving economic factors during 2011 helped increase commercial casualty net written and earned premiums, including favorable effects for premiums from audits. Also during 2011, our underwriters began full use of predictive modeling tools for general liability coverages in our commercial package accounts, and we believe such tools are improving our pricing precision.

The 2011 total loss and loss expense ratio improved, primarily due to the lower current accident year losses and loss expenses and higher earned premiums. Favorable development on prior accident year reserves continued in 2011 at a significant level, reflecting favorable loss emergence trends and a further moderation in loss cost trends, particularly for umbrella liability coverage included in many commercial package accounts. Development trends are further discussed in Commercial Lines Insurance Segment Development of Estimated Reserves by Accident Year, Page 93.

The 2011 current accident year loss and loss expense ratio before catastrophe losses improved by 10.4 percentage points compared with accident year 2010, largely reflecting higher earned premiums from improving economic trends and pricing that offset normal loss cost inflation. In addition, the refined line of business allocation process for loss expenses reduced the 2011 ratio by approximately 4 percentage points.

Cincinnati Financial Corporation – 2011 10-K - 62

Commercial Property

	Years ended December 31,			2011-2010	2010-2009
(Dollars in millions)	2011	2010	2009	Change %	Change %
Commercial property:
Net written premiums	$512	$497	$485	3	2
Earned premiums	497	489	485	2	1
Loss and loss expenses from:
Current accident year before catastrophe losses	309	286	257	8	11
Current accident year catastrophe losses	146	75	42	95	79
Prior accident years before catastrophe losses	(21)	(3)	(5)	(600)	40
Prior accident years catastrophe losses	3	(7)	(11)	nm	36
Total loss and loss expenses	$437	$351	$283	25	24

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	62.1%	58.4%	53.1%	3.7	5.3
Current accident year catastrophe losses	29.4	15.4	8.8	14.0	6.6
Prior accident years before catastrophe losses	(4.1)	(0.6)	(1.1)	(3.5)	0.5
Prior accident years catastrophe losses	0.7	(1.4)	(2.2)	2.1	0.8
Total loss and loss expense ratio	88.1%	71.8%	58.6%	16.3	13.2

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2011	2010	2009	2011	2010	2009
as of December 31, 2011	$455	$352	$287	91.5%	72.0%	59.2%
as of December 31, 2010		361	291		73.8	60.2
as of December 31, 2009			299			61.9

Commercial property net written premiums and earned premiums for 2011 rose, largely due to improving pricing trends.

The 2011 total loss and loss expense ratio rose 16.3 percentage points primarily due to a 16.1 point increase in catastrophe losses. In addition, the ratio increased 5.2 percentage points from higher large losses related to fires, and it also rose from other weather-related losses that were not identified as part of designated catastrophe events for the property casualty industry, typically referred to as non-catastrophe weather losses. The effect of the $13 million ceded to reinstate coverage layers of our property catastrophe reinsurance treaty increased the 2011 ratio by 2.2 percentage points. The refined line of business allocation process for loss expenses reduced the 2011 total loss and loss expense ratio by 3.5 percentage points and also had the effect of decreasing the ratio for current accident year before catastrophe losses.

The 2011 current accident year loss and loss expense ratio before catastrophe losses also rose, compared with accident year 2010, largely due to higher large losses from fires and increased losses from non-catastrophe weather. In 2011, we began full use of predictive modeling tools for property coverages in our commercial package accounts to improve our pricing precision. We also increased our loss control staff, including more specialization in the areas of conducting property inspections for both new and renewal business. We believe these initiatives will improve profitability over time.

Commercial Auto

	Years ended December 31,			2011-2010	2010-2009
(Dollars in millions)	2011	2010	2009	Change %	Change %
Commercial auto:
Net written premiums	$405	$385	$388	5	(1)
Earned premiums	394	384	394	3	(3)
Loss and loss expenses from:
Current accident year before catastrophe losses	294	269	273	9	(1)
Current accident year catastrophe losses	7	4	3	75	33
Prior accident years before catastrophe losses	(27)	(32)	(20)	16	(60)
Prior accident years catastrophe losses	0	(1)	0	nm	nm
Total loss and loss expenses	$274	$240	$256	14	(6)

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	74.5%	70.0%	69.2%	4.5	0.8
Current accident year catastrophe losses	1.9	1.1	0.7	0.8	0.4
Prior accident years before catastrophe losses	(6.9)	(8.2)	(5.0)	1.3	(3.2)
Prior accident years catastrophe losses	(0.2)	(0.3)	0.0	0.1	(0.3)
Total loss and loss expense ratio	69.3%	62.6%	64.9%	6.7	(2.3)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2011	2010	2009	2011	2010	2009
as of December 31, 2011	$301	$259	$246	76.4%	67.5%	62.5%
as of December 31, 2010		273	253		71.1	64.2
as of December 31, 2009			276			69.9

Cincinnati Financial Corporation – 2011 10-K - 63

Net written premiums and earned premiums for commercial auto were up in 2011, partly from improving pricing trends. Commercial auto is one of the business lines that we renew and price annually, so market trends may be reflected for this line of business sooner than for some other commercial lines. Higher new business written premiums from agencies accounted for $7 million of the $20 million increase in net written premiums.

The 2011 total loss and loss expense ratio rose 6.7 percentage points, largely due to a 3.6 point increase from higher large losses. The refined line of business allocation process for loss expenses contributed 1.7 percentage points to the 2011 total loss and loss expense ratio and also contributed to the increase in the ratio for the current accident year before catastrophe losses.

The 2011 current accident year loss and loss expense ratio before catastrophe losses rose 4.5 percentage points, compared with accident year 2010, primarily due to a rise in loss cost trends that might relate to the improving economy, combined with pricing that improved more slowly. Non-catastrophe weather losses also had a slight adverse effect on the ratio.

Workers’ Compensation

	Years ended December 31,			2011-2010	2010-2009
(Dollars in millions)	2011	2010	2009	Change %	Change %
Workers' compensation:
Net written premiums	$312	$310	$323	1	(4)
Earned premiums	318	311	326	2	(5)
Loss and loss expenses from:
Current accident year before catastrophe losses	307	331	355	(7)	(7)
Current accident year catastrophe losses	0	0	0	nm	nm
Prior accident years before catastrophe losses	(97)	(39)	48	(149)	nm
Prior accident years catastrophe losses	0	0	0	nm	nm
Total loss and loss expenses	$210	$292	$403	(28)	(28)

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	96.6%	106.5%	108.8%	(9.9)	(2.3)
Current accident year catastrophe losses	0.0	0.0	0.0	0.0	0.0
Prior accident years before catastrophe losses	(30.5)	(12.6)	14.7	(17.9)	(27.3)
Prior accident years catastrophe losses	0.0	0.0	0.0	0.0	0.0
Total loss and loss expense ratio	66.1%	93.9%	123.5%	(27.8)	(29.6)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2011	2010	2009	2011	2010	2009
as of December 31, 2011	$307	$299	$283	96.6%	96.3%	86.7%
as of December 31, 2010		331	302		106.5	92.4
as of December 31, 2009			355			108.8

Cincinnati Financial Corporation – 2011 10-K - 64

Workers’ compensation net written premiums and earned premiums rose in 2011 as higher pricing offset a $3 million reduction in new business written premiums that reflected particularly cautious risk selection. As discussed in the commercial lines insurance premiums section of Commercial Lines Insurance Results of Operations, on Page 58, economic trends cause corresponding changes in underlying insured exposures, including workers’ compensation coverage where the premium amount is heavily influenced by economically-driven measures of risk exposure such as payroll volume. Slowly improving economic factors during 2011 helped increase net written and earned premiums, including favorable effects from premiums resulting from audits.

The 2011 total loss and loss expense ratio was 27.8 percentage points lower, reflecting both higher favorable development on prior accident year reserves and lower current accident year losses and loss expenses. The refined line of business allocation process for loss expenses reduced the 2011 total loss and loss expense ratio by 11.5 percentage points and also had the effect of decreasing the ratio for current accident year before catastrophe losses.

The 2011 current accident year loss and loss expense ratio declined 9.9 percentage points compared with accident year 2010, estimated as of December 31, 2010. In addition to the favorable effect of the refined line of business allocation process for loss expenses, the loss portion of the ratio improved, reflecting initiatives begun early in 2010 as discussed below.

Favorable development on prior accident year reserves rose in 2011, primarily due to more favorable trends in loss payments as well as case reserves. The indicated calendar year trend for future loss payments has decreased slightly, but such decreases have a leveraged effect on less mature accident years. Development trends are further discussed in Commercial Lines Insurance Segment Development of Estimated Reserves by Accident Year, Page 93.

Since we pay a lower commission rate on workers’ compensation business, relative to our other commercial lines of business, this line has a higher calendar year loss and loss expense breakeven point than our other commercial business lines. The ratio was at an unprofitable level in recent years, and management continues to work to improve financial performance for this line. We believe various initiatives in recent years contributed to the improved profitability trend since 2009.

During 2009, we began using a predictive modeling tool to improve risk selection and pricing adequacy. Predictive modeling increases precision and thereby facilitates adequate pricing so that our agents can better compete for the most desirable workers’ compensation business. In 2010, we also added to our staff of loss control field representatives, premium audit field representatives and field claims representatives specializing in workers’ compensation risks. In early 2010, we implemented direct reporting of workers’ compensation claims, allowing us to quickly obtain detailed information to promptly assign the appropriate level of claims handling expertise to each case. Obtaining more information sooner for specific claims allows for medical care appropriate to the nature of each injury, benefiting injured workers, employers and agents while ultimately lowering overall loss costs.

The workers’ compensation business line includes our longest tail exposures, making initial estimates of accident year loss and loss expenses incurred more uncertain. Due to the lengthy payout period of workers’ compensation claims, small shifts in medical cost inflation and payout periods could have a significant effect on our potential future liability compared with our current projections.

Cincinnati Financial Corporation – 2011 10-K - 65

Specialty Packages

	Years ended December 31,			2011-2010	2010-2009
(Dollars in millions)	2011	2010	2009	Change %	Change %
Specialty packages:
Net written premiums	$137	$149	$148	(8)	1
Earned premiums	138	149	147	(7)	1
Loss and loss expenses from:
Current accident year before catastrophe losses	98	91	84	8	8
Current accident year catastrophe losses	72	22	21	227	5
Prior accident years before catastrophe losses	6	2	1	200	100
Prior accident years catastrophe losses	(1)	(4)	(1)	75	(300)
Total loss and loss expenses	$175	$111	$105	58	6

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	70.9%	61.1%	56.9%	9.8	4.2
Current accident year catastrophe losses	51.8	14.5	14.2	37.3	0.3
Prior accident years before catastrophe losses	3.9	1.8	0.3	2.1	1.5
Prior accident years catastrophe losses	(0.6)	(2.6)	(0.8)	2.0	(1.8)
Total loss and loss expense ratio	126.0%	74.8%	70.6%	51.2	4.2

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2011	2010	2009	2011	2010	2009
as of December 31, 2011	$170	$114	$106	122.7%	76.7%	71.9%
as of December 31, 2010		113	105		75.6	71.1
as of December 31, 2009			105			71.1

Specialty packages net written premiums and earned premiums were down in 2011, primarily due to ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty.

The 2011 total loss and loss expense ratio rose 51.2 percentage points primarily due to a 39.3 point increase in catastrophe losses. It also rose from other weather-related losses that were not identified as part of designated catastrophe events for the property casualty industry, typically referred to as non-catastrophe weather losses. The effect of the $10 million in premiums ceded to reinstate coverage layers of our property catastrophe reinsurance treaty increased the 2011 ratio by 8.4 percentage points.

The 2011 current accident year loss and loss expense ratio before catastrophe losses also increased, compared with accident year 2010, largely due to non-catastrophe weather and the effects of reinstatement premiums. In 2011 we began full use of predictive modeling tools for auto, general liability and property coverages for some commercial package accounts included in specialty packages. We believe these pricing analytics tools will improve our pricing precision and our loss ratios over time. By late 2012 we expect to be using predictive modeling tools to improve our pricing precision for certain additional business policies included in our specialty packages line of business. We also increased our loss control staff, including more specialization in the areas of conducting property inspections for both new and renewal business. We believe these initiatives will improve profitability over time.

Surety and Executive Risk

	Years ended December 31,			2011-2010	2010-2009
(Dollars in millions)	2011	2010	2009	Change %	Change %
Surety and executive risk:
Net written premiums	$104	$93	$101	12	(8)
Earned premiums	103	95	104	8	(9)
Loss and loss expenses from:
Current accident year before catastrophe losses	65	64	76	2	(16)
Current accident year catastrophe losses	0	0	0	nm	nm
Prior accident years before catastrophe losses	34	3	(3)	nm	nm
Prior accident years catastrophe losses	0	0	0	nm	nm
Total loss and loss expenses	$99	$67	$73	48	(8)

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	63.7%	66.5%	73.2%	(2.8)	(6.7)
Current accident year catastrophe losses	0.0	0.0	0.0	0.0	0.0
Prior accident years before catastrophe losses	33.0	3.4	(2.7)	29.6	6.1
Prior accident years catastrophe losses	0.0	0.0	0.0	0.0	0.0
Total loss and loss expense ratio	96.7%	69.9%	70.5%	26.8	(0.6)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2011	2010	2009	2011	2010	2009
as of December 31, 2011	$65	$85	$89	63.7%	88.5%	85.6%
as of December 31, 2010		64	90		66.5	86.7
as of December 31, 2009			76			73.2

Cincinnati Financial Corporation – 2011 10-K - 66

Net written premiums and earned premiums for surety and executive risk rose in 2011, partly from a $3 million increase in new business written premiums. In addition, premiums ceded to reinsurers had less of a downward effect on net written premiums and earned premiums in 2011. Ceded premiums were reduced due to better than expected loss experience in recent years, resulting in lower rates charged by reinsurers.

The 2011 total loss and loss expense ratio rose 26.8 percentage points due to a 29.6 point increase from unfavorable development on prior accident year reserves. Included in the unfavorable development was $13 million or 13.1 percentage points for the refined line of business allocation process for loss expenses. The refined allocation had a negligible effect on the ratio for the current accident year before catastrophe losses. Most of the remainder of unfavorable development on prior accident year reserves was for four claims from accident year 2008, two for director and officer liability and two for fidelity bonding due to fraud or lending practices at financial institutions.

The 2011 current accident year loss and loss expense ratio before catastrophe losses improved 2.8 percentage points, compared with accident year 2010, reflecting an improved loss climate for financial institutions.

We continue to address the potential risk inherent in the financial institutions portion of our surety and executive risk business line as we work with our agents to identify the strongest financial institutions, in addition to using credit rating and other metrics to carefully re-underwrite in-force policies when they are considered for renewal.

We have actively managed the potentially high risk of writing director and officer liability by:

•	Marketing primarily to nonprofit organizations, which accounted for approximately 64 percent of the policies and 30 percent of the premium volume for director and officer liability new business written in 2011.

•	Closely monitoring our for-profit policyholders – At year-end 2011, our director and officer liability policies in force provided coverage to 15 non-financial publicly traded companies, including two Fortune 1000 companies. We also provided this coverage to approximately 500 banks, savings and loans and other financial institutions. The majority of these financial institution policyholders are smaller community banks, and we believe they have no unusual exposure to credit-market concerns, including subprime mortgages. Based on new policy data or information from the most recent policy renewal, only 10 of our bank and savings and loan policyholders have assets greater than $2 billion; only 23 have assets from $1 billion to $2 billion; and 45 have assets from $500 million to $1 billion.

•	Writing on a claims-made basis, which normally restricts coverage to losses reported during the policy term.

•	Providing limits no higher than $10 million with facultative or treaty reinsurance in place in 2012 to cover losses greater than $6 million.

Machinery and Equipment

	Years ended December 31,			2011-2010	2010-2009
(Dollars in millions)	2011	2010	2009	Change %	Change %
Machinery and equipment:
Net written premiums	$38	$35	$32	9	9
Earned premiums	36	33	31	9	6
Loss and loss expenses from:
Current accident year before catastrophe losses	10	9	9	11	0
Current accident year catastrophe losses	0	0	0	nm	nm
Prior accident years before catastrophe losses	1	(2)	(2)	nm	0
Prior accident years catastrophe losses	0	0	0	nm	nm
Total loss and loss expenses	$11	$7	$7	57	0

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	26.9%	28.2%	26.9%	(1.3)	1.3
Current accident year catastrophe losses	0.1	0.0	0.3	0.1	(0.3)
Prior accident years before catastrophe losses	1.2	(6.0)	(5.8)	7.2	(0.2)
Prior accident years catastrophe losses	0.0	(0.3)	0.2	0.3	(0.5)
Total loss and loss expense ratio	28.2%	21.9%	21.6%	6.3	0.3

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2011	2010	2009	2011	2010	2009
as of December 31, 2011	$10	$10	$7	27.0%	30.5%	22.7%
as of December 31, 2010		9	7		28.2	23.3
as of December 31, 2009			9			27.2

Machinery and equipment premiums continued to rise over the three year period, reflecting our superior service, including experienced local specialists who support agencies in writing this line of business. The total and accident year loss and loss expense ratios remain at profitable levels, although they can fluctuate substantially due to the relatively small size of this business line.

Cincinnati Financial Corporation – 2011 10-K - 67

Commercial Lines Insurance Outlook

Net written premiums for the commercial lines industry, excluding the mortgage and financial guaranty segments, are projected to increase approximately 4 percent in 2012 with the industry statutory combined ratio estimated at approximately 104 percent. Over the past several years, renewal and new business pricing has experienced significant competitive pressure, reinforcing the need for more pricing analytics and careful risk selection. While competition remains intense, overall commercial lines market pricing turned positive toward the end of 2011 according to several industry surveys, and average renewal pricing for our commercial lines segment also turned positive. Opinions vary, according to a variety of reports that focus on the commercial lines market, regarding the sustainability of improved pricing. According to A.M. Best, further rate firming in select commercial lines is anticipated during 2012, following pricing stabilization during 2011. Despite challenging market conditions, we believe we can manage our business and execute strategic initiatives to offset market pressures to some extent and still profitably grow our commercial lines segment.

We intend to continue marketing our products to a broad range of business classes with a package approach, while improving our pricing precision. We intend to maintain our underwriting selectivity and carefully manage our rate levels as well as our programs that seek to accurately match exposures with appropriate premiums. We will continue to evaluate each risk individually and to make decisions about rates, the use of three-year commercial policies and other policy conditions on a case-by-case basis, even in lines and classes of business that are under competitive pressure. We believe our initiatives to improve pricing precision and lower loss costs will continue to benefit commercial lines profitability during 2012, and that recent-year premium growth initiatives will continue to increase commercial lines premiums.

In Item 1, Strategic Initiatives, Page 10 we discuss the initiatives we are implementing to achieve our corporate performance objectives. We discuss factors influencing future results of our property casualty insurance operations in the Executive Summary, Page 38.

Cincinnati Financial Corporation – 2011 10-K - 68

Personal Lines Insurance Results of Operations

Overview – Three-Year Highlights

	Years ended December 31,			2011-2010	2010-2009
(Dollars in millions)	2011	2010	2009	Change %	Change %
Earned premiums	$762	$721	$685	6	5
Fee revenues	1	2	1	(50)	100
Total revenues	763	723	686	6	5

Loss and loss expenses from:
Current accident year before catastrophe losses	584	508	485	15	5
Current accident year catastrophe losses	181	63	106	187	(41)
Prior accident years before catastrophe losses	(35)	(29)	(45)	(21)	36
Prior accident years catastrophe losses	(7)	(5)	5	(40)	nm
Total loss and loss expenses	723	537	551	35	(3)
Underwriting expenses	221	240	215	(8)	12
Underwriting loss	$(181)	$(54)	$(80)	(235)	33

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	76.7%	70.4%	70.9%	6.3	(0.5)
Current accident year catastrophe losses	23.6	8.8	15.4	14.8	(6.6)
Prior accident years before catastrophe losses	(4.5)	(4.1)	(6.6)	(0.4)	2.5
Prior accident years catastrophe losses	(0.9)	(0.7)	0.7	(0.2)	(1.4)
Total loss and loss expenses	94.9	74.4	80.4	20.5	(6.0)
Underwriting expenses	29.0	33.3	31.4	(4.3)	1.9
Combined ratio	123.9%	107.7%	111.8%	16.2	(4.1)

Combined ratio:	123.9%	107.7%	111.8%	16.2	(4.1)
Contribution from catastrophe losses and prior years reserve development	18.2	4.0	9.5	14.2	(5.5)
Combined ratio before catastrophe losses and prior years reserve development	105.7%	103.7%	102.3%	2.0	1.4

Performance highlights for the personal lines segment include:

•	Premiums – Earned premiums and net written premiums increased in 2011, primarily due to higher renewal written premiums that reflected improved pricing. Growth in earned and net written premiums occurred despite the partially offsetting effect of $18 million for ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty.

•	Combined ratio – The 2011 combined ratio was 16.2 percentage points higher than in 2010, primarily due to higher catastrophe losses totaling 14.6 percentage points, plus other weather-related losses that offset the favorable effects of improved pricing and a lower underwriting expense ratio. Additional ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty and the effect of a refined line of business allocation process for loss expenses also contributed to the higher 2011 combined ratio.

Our personal lines statutory combined ratio was 124.2 percent in 2011, 107.1 percent in 2010 and 111.4 percent in 2009. By comparison, the estimated industry personal lines combined ratio was 107.4 percent in 2011, 100.4 percent in 2010 and 100.6 percent in 2009. Our concentration of business in areas hard-hit by catastrophe events contributed to recent results that differed from the overall industry, an issue we are addressing in part through geographic expansion. Since early 2008, we have worked to improve our geographic diversification by expanding our personal lines operation to several states less prone to catastrophes, including the western states of Arizona, Idaho, Montana, and Utah. We have also non-renewed approximately 2,600 homeowner policies in Florida and Alabama that we believe were the most exposed to losses from hurricane damage. The contribution of catastrophe losses to our personal lines statutory combined ratio was 22.7 percentage points in 2011, 8.1 percentage points in 2010 and 16.1 percentage points in 2009, compared with an estimated 10.5, 5.3 and 4.9 percentage points, respectively, for the industry.

Personal Lines Insurance Premiums

	Years ended December 31,			2011-2010	2010-2009
(Dollars in millions)	2011	2010	2009	Change %	Change %
Agency renewal written premiums	$755	$685	$642	10	7
Agency new business written premiums	95	90	75	6	20
Other written premiums	(49)	(25)	(26)	(96)	4
Net written premiums	801	750	691	7	9
Unearned premium change	(39)	(29)	(6)	(34)	(383)
Earned premiums	$762	$721	$685	6	5

Cincinnati Financial Corporation – 2011 10-K - 69

Personal lines insurance is a strategic component of our overall relationship with most of our agencies and an important component of our agencies’ relationships with their clients. We believe agents recommend Cincinnati personal insurance products for their value-oriented clients who seek to balance quality and price and who are attracted by our superior claims service and the benefits of our package approach.

We began using predictive modeling tools for our largest personal lines of business in 2009 and 2010 to increase our pricing sophistication. We believe our efforts to continue improving pricing precision are helping us attract and retain more of our agencies’ preferred business, while also obtaining higher rates for more thinly-priced business. For example, for the year 2011 our average renewal pricing increases were approximately 50 percent higher for homeowner insurance rating segments indicated as lower quality in our model compared with the higher quality rating segments.

The 10 percent increase in 2011 agency renewal written premiums reflected various rate changes during recent years. In October 2011 we began our third round of increases for the homeowner line of business, averaging approximately 8 percent, with some individual policy rate increases lower or higher based on attributes of risk that characterize the insured exposure. That followed rate changes averaging approximately 7 percent that were implemented beginning the fourth quarter of 2010 for states representing the majority of our personal lines business. Similar rate changes averaging approximately 6 percent were implemented beginning October 2009. Beginning in the second quarter of 2012, we are implementing rate changes for our personal auto line of business in the majority of the 29 states where we market personal lines policies. The average rate change is an increase in the low-single-digit range, with some individual policies experiencing lower or higher rates based on enhanced pricing precision enabled by predictive models. Rate changes for personal auto implemented during the fourth quarter of 2010 also represented an average rate increase in the low-single-digit range.

In 2011, our personal lines new business premiums written by our agencies grew 6 percent, following 2010 growth at a rate of 20 percent. A primary reason for the higher rate of growth during 2010 was agent response to a new version of our Diamond personal lines policy processing system deployed in early 2010.

Other written premiums, primarily premiums that are ceded to reinsurers and that lower our net written premiums, nearly doubled in 2011 compared with 2010 and 2009. The change was driven by additional ceded premiums for our property catastrophe reinsurance treaty, including $18 million for reinstatement premiums following two large catastrophe events during 2011 and $12 million for the third and fourth event cover that was discussed in Consolidated Property Casualty Insurance Results of Operations, Page 51.

Personal Lines Insurance Loss and Loss Expenses

Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the three-year highlights table on Page 69 are for the respective current accident years, and reserve development on prior accident years is shown separately. Since approximately two-thirds of our personal lines current accident year incurred losses and loss expenses represent net paid losses, the remaining one-third represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 79.2 percent accident year 2010 loss and loss expense ratio reported as of December 31, 2010, developed favorably by 3.6 percentage points to 75.6 percent due to settling claims for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2011. Accident years 2010 and 2009 for the personal lines segment have both developed favorably, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2011	2010	2009	2011	2010	2009
as of December 31, 2011	$765	$545	$569	100.3%	75.6%	83.0%
as of December 31, 2010		571	579		79.2	84.5
as of December 31, 2009			591			86.3

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results of Operations, Page 51, explain much of the movement in current accident year loss and loss expense ratios among the years 2009 through 2011. Catastrophe losses added 23.6 percentage points for 2011, 8.8 points for 2010 and 15.4 points for 2009 to the respective personal lines accident year loss and loss expense ratios in the table above. Catastrophe losses were unusually high during 2011 and 2009, and also are inherently volatile, as discussed above and in Consolidated Property Casualty Insurance Results of Operations, Page 51.

The trend for our personal lines current accident year loss and loss expense ratio before catastrophe losses over the past three years reflected unique unfavorable items for 2011 discussed below in addition to normal loss cost inflation and higher pricing. For 2011 the unfavorable effects offset the favorable effects of better risk selection and improved pricing discussed above in Personal Lines Insurance Premiums.

Cincinnati Financial Corporation – 2011 10-K - 70

The 76.7 percent ratio for current accident year loss and loss expenses before catastrophe losses for 2011 rose 6.3 percentage points compared with the 70.4 percent accident year 2010 ratio measured as of December 31, 2010. Some weather-related losses not identified as part of designated catastrophe events for the property casualty industry are typically referred to as non-catastrophe weather losses. For our homeowner line of business alone, non-catastrophe weather losses from wind, hail and lightning were $22 million higher during 2011 compared with 2010, raising the 2011 loss ratio by 2.3 percentage points. The effect of the $18 million ceded to reinstate coverage layers of our property catastrophe reinsurance treaty increased the 2011 ratio by 1.8 percentage points. The refined line of business allocation process for loss expenses added approximately 3 percentage points to the 2011 ratio. Large losses described below were a minor factor as the ratio for new losses above $250,000 rose by 0.4 percentage points.

Personal lines reserve development on prior accident years continued to net to a favorable amount in 2011, as $42 million was recognized, somewhat higher than $34 million in 2010 and $40 million in 2009. Approximately 90 percent of our personal lines reserve development on prior accident years recognized during 2011 occurred in our homeowner line of business and our other personal line of business, in nearly equal amounts for each line. Development recognized during 2009 and 2010 was mostly from our other personal line of business, primarily for personal umbrella liability coverage. Development by line of business and other trends for personal lines loss and loss expenses and the related ratios are further analyzed in Personal Lines of Business Analysis, beginning on Page 72, and in Personal Lines Insurance Segment Development of Estimated Reserves by Accident Year, Page 95.

Personal Lines Insurance Losses by Size

	Years ended December 31,			2011-2010	2010-2009
(Dollars in millions)	2011	2010	2009	Change %	Change %
New losses greater than $4,000,000	$0	$5	$5	(100)	0
New losses $1,000,000-$4,000,000	25	20	17	25	18
New losses $250,000-$1,000,000	48	41	48	17	(15)
Case reserve development above $250,000	19	11	19	73	(42)
Total large losses incurred	92	77	89	19	(13)
Other losses excluding catastrophe losses	365	336	281	9	20
Catastrophe losses	171	58	111	195	(48)
Total net losses incurred	$628	$471	$481	33	(2)

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
New losses greater than $4,000,000	0.0%	0.7%	0.7%	(0.7)	0.0
New losses $1,000,000-$4,000,000	3.3	2.8	2.5	0.5	0.3
New losses $250,000-$1,000,000	6.3	5.7	6.9	0.6	(1.2)
Case reserve development above $250,000	2.5	1.6	2.8	0.9	(1.2)
Total large loss ratio	12.1	10.8	12.9	1.3	(2.1)
Other losses excluding catastrophe losses	47.9	46.5	41.1	1.4	5.4
Catastrophe losses	22.5	8.1	16.2	14.4	(8.1)
Total net loss ratio	82.5%	65.4%	70.2%	17.1	(4.8)

In 2011, total large losses incurred increased by $15 million or 19 percent, net of reinsurance,contributing to the corresponding ratio increase of 1.3 percentage points. The majority of the increase was for claims related to our personal auto line of business. In 2010 the total large losses incurred ratio was lower than it was in 2009, primarily due to lower personal auto losses. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Personal Lines Insurance Underwriting Expenses

	Years ended December 31,			2011-2010	2010-2009
(Dollars in millions)	2011	2010	2009	Change %	Change %
Commission expenses	$139	$145	$137	(4)	6
Other underwriting expenses	82	95	78	(14)	22
Total underwriting expenses	$221	$240	$215	(8)	12

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Commission expenses	18.2%	20.1%	19.9%	(1.9)	0.2
Other underwriting expenses	10.8	13.2	11.5	(2.4)	1.7
Total underwriting expense ratio	29.0%	33.3%	31.4%	(4.3)	1.9

Personal lines commission expense as a percent of earned premium decreased in 2011, primarily due to lower agency profit-sharing commissions. In 2010 higher agency profit-sharing commission drove the increase.

Other underwriting expenses decreased $13 million in 2011, primarily due to a first-quarter 2010 provision for matters involving prior years and related to Note 16, Commitments and Contingent Liabilities, Page 134. The provision also accounted for the majority of the increase in 2010.

Cincinnati Financial Corporation – 2011 10-K - 71

Personal Lines of Business Analysis

We prefer to write personal lines coverages within accounts that include both auto and homeowner coverages as well as coverages from the other personal business line. As a result, we believe that the personal lines segment is best measured and evaluated on a segment basis. However, we provide line-of-business data to analyze growth and profitability trends separately for each line. The accident year loss data provides current estimates of incurred loss and loss expenses and corresponding ratios over the most recent three accident years. Accident year data classifies losses according to the year in which the corresponding loss events occur, regardless of when the losses are actually reported, recorded or paid.

For 2011, the homeowner line of business continued to have a total loss and loss expense ratio significantly higher than desired. As discussed in the overview section of Personal Lines Insurance Results of Operations, Page 69, and below, we are taking actions to improve pricing and reduce loss costs that we expect to benefit future profitability trends.

Personal Auto

	Years ended December 31,			2011-2011	2010-2009
(Dollars in millions)	2011	2010	2009	Change %	Change %
Personal auto:
Net written premiums	$385	$352	$324	9	9
Earned premiums	368	337	319	9	6
Loss and loss expenses from:
Current accident year before catastrophe losses	282	239	224	18	7
Current accident year catastrophe losses	11	3	3	267	0
Prior accident years before catastrophe losses	(3)	(7)	(6)	57	(17)
Prior accident years catastrophe losses	(1)	0	0	nm	nm
Total loss and loss expenses	$289	$235	$221	23	6

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	76.7%	70.9%	70.2%	5.8	0.7
Current accident year catastrophe losses	3.0	1.1	1.0	1.9	0.1
Prior accident years before catastrophe losses	(0.8)	(2.1)	(2.0)	1.3	(0.1)
Prior accident years catastrophe losses	(0.2)	(0.1)	(0.2)	(0.1)	0.1
Total loss and loss expense ratio	78.7%	69.8%	69.0%	8.9	0.8

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2011	2010	2009	2011	2010	2009
as of December 31, 2011	$293	$241	$223	79.7%	71.6%	69.8%
as of December 31, 2010		242	225		72.0	70.4
as of December 31, 2009			227			71.2

Net written premiums for personal auto increased significantly in 2011, largely due to very strong new business growth during 2010 that resulted in the opportunity to renew many accounts for the first time during 2011. Rate increases also contributed to the growth.

The total loss and loss expense ratio rose 8.9 percentage points, in part due to a 1.8 point increase from catastrophe losses plus a 2.4 point increase from losses above $250,000. The refined line of business allocation process for loss expenses added another 8.5 percentage points to the 2011 total loss and loss expense ratio and also contributed to the increase in the ratio for the current accident year before catastrophe losses.

Cincinnati Financial Corporation – 2011 10-K - 72

Homeowner

	Years ended December 31,			2011-2011	2010-2009
(Dollars in millions)	2011	2010	2009	Change %	Change %
Homeowner:
Net written premiums	$312	$299	$275	4	9
Earned premiums	294	289	276	2	5
Loss and loss expenses from:
Current accident year before catastrophe losses	231	208	202	11	3
Current accident year catastrophe losses	158	56	96	182	(42)
Prior accident years before catastrophe losses	(14)	(2)	(5)	(600)	60
Prior accident years catastrophe losses	(6)	(4)	5	(50)	nm
Total loss and loss expenses	$369	$258	$298	43	(13)

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	78.7%	72.0%	73.0%	6.7	(1.0)
Current accident year catastrophe losses	53.6	19.3	34.7	34.3	(15.4)
Prior accident years before catastrophe losses	(4.5)	(0.9)	(1.6)	(3.6)	0.7
Prior accident years catastrophe losses	(2.0)	(1.4)	1.7	(0.6)	(3.1)
Total loss and loss expense ratio	125.8%	89.0%	107.8%	36.8	(18.8)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2011	2010	2009	2011	2010	2009
as of December 31, 2011	$389	$248	$289	132.3%	86.1%	104.7%
as of December 31, 2010		264	295		91.3	106.9
as of December 31, 2009			298			107.7

Net written premiums for homeowner grew $13 million in 2011, reflecting higher renewal premiums that were partially offset by higher ceded premiums for reinsurance. Premiums ceded for reinsurance, which reduce premium revenue, were $40 million in 2011, $18 million in 2010, and $22 million in 2009. The total ceded premiums for 2011 included $16 million to reinstate coverage layers of our property catastrophe reinsurance treaty and $9 million for the third and fourth event cover.

We continue efforts to improve pricing precision through predictive analytics, which we believe will help to achieve long-term profitability. Various rate changes should help lower loss ratios as the rate increases are earned. Those rate changes were implemented beginning in October of 2011, 2010 and 2009 and averaged approximately 8 percent, 7 percent and 6 percent, respectively. We also continued our gradual expansion into states less prone to catastrophe losses, which we believe will reduce variability in the long-term future catastrophe loss ratio. In recent years we have non-renewed approximately 2,600 policies in Florida and Alabama that we believe were the most exposed to losses from hurricane damage. These actions represent important steps we are taking to improve homeowner results.

The total loss and loss expense ratio over the past three years largely fluctuated with catastrophe losses, non-catastrophe weather-related losses and other large losses. For the four-year period 2008 through 2011, the homeowner catastrophe loss ratio averaged 34.7 percent, approximately double the 17.4 percent 10-year average for the years 1998 through 2007. The 36.8 percentage-point increase in the ratio for 2011 included an increase of 33.7 points for catastrophe losses. Non-catastrophe weather losses from wind, hail and lightning were $22 million higher during 2011, raising the 2011 loss ratio by 6.0 percentage points compared with 2010. A $4 million increase in 2011 large losses, compared with 2010, increased the homeowner loss ratio by 1.1 percentage points. The effect of the $16 million ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty increased the 2011 ratio by 6.4 percentage points.

The current accident year loss and loss expense ratio before catastrophe losses remained high in 2011 and rose 6.7 points above the 2010 ratio, largely due to the same non-catastrophe weather related losses and reinsurance reinstatement effects noted above that impacted the total loss and loss expense ratio.

Favorable development on prior accident year reserves rose in 2011, primarily due to case reserve development on accident years 2009 and 2010. Development trends for are further discussed in Personal Lines Insurance Segment Development of Estimated Reserves by Accident Year, Page 95.

Cincinnati Financial Corporation – 2011 10-K - 73

Other Personal

	Years ended December 31,			2011-2011	2010-2009
(Dollars in millions)	2011	2010	2009	Change %	Change %
Other personal:
Net written premiums	$104	$99	$92	5	8
Earned premiums	100	95	90	5	6
Loss and loss expenses from:
Current accident year before catastrophe losses	71	61	60	16	2
Current accident year catastrophe losses	12	4	7	200	(43)
Prior accident years before catastrophe losses	(18)	(20)	(34)	10	41
Prior accident years catastrophe losses	0	(1)	0	nm	nm
Total loss and loss expenses	$65	$44	$33	48	33

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	70.7%	64.1%	66.9%	6.6	(2.8)
Current accident year catastrophe losses	11.7	3.8	7.7	7.9	(3.9)
Prior accident years before catastrophe losses	(17.9)	(20.8)	(38.3)	2.9	17.5
Prior accident years catastrophe losses	(0.5)	(0.5)	0.6	0.0	(1.1)
Total loss and loss expense ratio	64.0%	46.6%	36.9%	17.4	9.7

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2011	2010	2009	2011	2010	2009
as of December 31, 2011	$83	$56	$57	82.4%	58.0%	63.2%
as of December 31, 2010		65	59		67.9	65.9
as of December 31, 2009			67			74.6

Other personal premiums increased in 2011 and 2010, generally tracking with the growth in our personal auto and homeowner lines before the effects of reinsurance. Most of our other personal coverages are endorsed to homeowner or auto policies. In addition to umbrella liability coverage, our other personal lines policies provide property-oriented coverages such as dwelling fire and inland marine.

While still at a profitable level, the total and current accident year loss and loss expense ratios for other personal increased in 2011, reflecting the results of higher catastrophes and non-catastrophe weather. Reserve development on prior accident years recognized during 2011 was similar to 2010, although it can fluctuate significantly for this business line because personal umbrella liability coverage is a major component of other personal losses. Development trends are further discussed in Personal Lines Insurance Segment Development of Estimated Reserves by Accident Year, Page 95.

Personal Lines Insurance Outlook

A.M. Best projects industrywide personal lines written premiums may grow approximately 3 percent in 2012, with an industry statutory combined ratio estimated at approximately 102 percent. Due to rate increases implemented in late 2011 and a stable policy retention rate, plus the effect of an accelerated pace for recent-year new agency appointments, we believe our growth rate will likely be higher than the industry projection for 2012. In Item 1, Strategic Initiatives, Page 10, and Personal Lines Results of Operations, Pages 69 through 73, we discuss various actions we are taking to address the unsatisfactory performance of our personal lines segment, in particular the homeowner line of business. We also describe steps to enhance our response to the changing marketplace. Our personal lines pricing trends need to exceed loss trends to improve personal lines profitability, thereby helping to achieve our corporate financial targets. We discuss our overall outlook for our property casualty insurance operations in the Executive Summary, Page 38.

Cincinnati Financial Corporation – 2011 10-K - 74

Excess and Surplus Lines Insurance Results of Operations

Overview – Three-Year Highlights

	Years ended December 31,			2011-2010	2010-2009
(Dollars in millions)	2011	2010	2009	Change %	Change %
Earned premiums	$70	$49	$27	43	81

Loss and loss expenses from:
Current accident year before catastrophe losses	50	41	21	22	95
Current accident year catastrophe losses	1	1	0	0	nm
Prior accident years before catastrophe losses	(9)	(1)	(1)	nm	0
Prior accident years catastrophe losses	0	0	0	nm	nm
Total loss and loss expenses	42	41	20	2	105
Underwriting expenses	22	16	22	38	(27)
Underwriting profit (loss)	$6	$(8)	$(15)	nm	47

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	71.0%	83.8%	75.4%	(12.8)	8.4
Current accident year catastrophe losses	2.1	1.2	0.2	0.9	1.0
Prior accident years before catastrophe losses	(12.9)	(1.3)	(0.9)	(11.6)	(0.4)
Prior accident years catastrophe losses	0.1	0.0	0.0	0.1	0.0
Total loss and loss expenses	60.3	83.7	74.7	(23.4)	9.0
Underwriting expenses	31.9	31.7	80.2	0.2	(48.5)
Combined ratio	92.2%	115.4%	154.9%	(23.2)	(39.5)

Combined ratio:	92.2%	115.4%	154.9%	(23.2)	(39.5)
Contribution from catastrophe losses and prior years reserve development	(10.7)	(0.1)	(0.7)	(10.6)	0.6
Combined ratio before catastrophe losses and prior years reserve development	102.9%	115.5%	155.6%	(12.6)	(40.1)

Our excess and surplus lines segment includes results of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources. Performance highlights for the excess and surplus lines segment include:

•	Premiums – Higher earned premiums in 2011 resulted from ongoing strong growth in net written premiums. The year 2011 represented our fourth full year of operations for our excess and surplus lines segment. Growth of net written premiums in 2011 was driven by higher renewal written premiums that included rising average renewal price increases. New business written premiums for 2011 were essentially flat compared with 2010, reflecting strong competition in the excess and surplus lines market.

•	Combined ratio – The combined ratio improved in 2011, primarily due to earned premium growth outpacing somewhat higher total loss and loss expenses. The total loss and loss expense ratio decrease was driven by lower ratios for current accident year loss and loss expenses plus higher levels of net favorable reserve development on prior accident years.

Excess and Surplus Lines Insurance Premiums

	Years ended December 31,			2011-2010	2010-2009
(Dollars in millions)	2011	2010	2009	Change %	Change %
Renewal written premiums	$49	$29	$10	69	190
New business written premiums	35	35	32	0	9
Other written premiums	(5)	(6)	(3)	17	(100)
Net written premiums	79	58	39	36	49
Unearned premium change	(9)	(9)	(12)	0	25
Earned premiums	$70	$49	$27	43	81

The $20 million increase in renewal premiums in 2011 reflected the opportunity to renew many policies for the first time as well as higher renewal pricing. Renewal pricing changes during 2011 ranged from a low-single-digit range earlier in the year to a mid-single-digit range later in the year, improving over the flat- to-slightly-up range for the second half of 2010. We measure average changes in excess and surplus lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.

New business written premiums for the year 2011 were steady compared with 2010, a result of careful underwriting in a market that was highly competitive, as evidenced by standard market companies writing policies for risks formerly insurable only in the excess and surplus lines market. We observed many cases where competing carriers offered policy terms and conditions that were less restrictive than those we observed in the past for similar risks, without a corresponding premium for the broadened insurance coverage. Therefore, we declined to write many of those new business and also some renewal business opportunities.

Cincinnati Financial Corporation – 2011 10-K - 75

Other written premiums are primarily premiums that are ceded to reinsurers and that lower our net written premiums. Ceded premium volume was less in 2011 than in 2010, despite higher written premiums subject to reinsurance, because of more favorable reinsurance pricing. Beginning in 2011, treaty reinsurance for our excess and surplus lines segment was provided by The Cincinnati Insurance Company except for our corporate property catastrophe treaty, where The Cincinnati Specialty Underwriters Insurance Company is a named insured under the treaty. In previous years, all reinsurance for our excess and surplus lines segment was provided by third-party reinsurers. Reinsurance arrangements are further discussed in 2012 Reinsurance Programs, Page 98.

Excess and Surplus Lines Loss and Loss Expenses

Loss and loss expenses include both net paid losses and reserve changes for unpaid losses, as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the three-year highlights table on Page 75 are for the respective current accident years, and reserve development on prior accident years is shown separately. Since less than 20 percent of our 2011 excess and surplus lines current accident year incurred losses and loss expenses represents net paid losses, a large majority represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 85.0 percent accident year 2010 loss and loss expense ratio reported as of December 31, 2010, developed favorably by 7.4 percentage points to 77.6 percent due to settling claims for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2011. Accident years 2010 and 2009 for this segment have both developed favorably, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident Year:	2011	2010	2009	2011	2010	2009
as of December 31, 2011	$51	$38	$14	73.1%	77.6%	52.7%
as of December 31, 2010		42	20		85.0	73.5
as of December 31, 2009			20			75.6

Catastrophe losses for all segments were higher in 2011 compared with 2010, as discussed in Consolidated Property Casualty Insurance Results of Operations, Page 51. For the excess and surplus lines segment, catastrophe losses rose somewhat, but the resulting higher ratio for the catastrophe loss component of the loss and loss expense ratio was offset by other factors. Catastrophe losses added 2.1 percentage points for 2011, 1.2 for 2010 and 0.2 percentage points for 2009 to the respective excess and surplus lines accident year loss and loss expense ratios in the table above.

The 2011 decrease of 12.8 percentage points in the current accident year loss and loss expense ratio before catastrophe losses was due in part to trends for large losses incurred relative to earned premium trends, as shown in the table below. New losses of $250,000 or more per claim totaled $13 million in 2011, compared with $12 million in 2010. Relative to significant growth in earned premiums, the modest rise in new large losses reduced the ratio by 5.1 percentage points. Higher pricing, as discussed in Excess and Surplus Lines Insurance Premiums above, also helped reduce the current accident year loss and loss expense ratio before catastrophe losses for 2011 compared with 2010.

Excess and surplus lines reserve development on prior accident years continued to net to a favorable amount in 2011 as $9 million was recognized, resulting in a loss and loss expenses ratio significantly lower than in 2010 and 2009. The 2011 favorable development was primarily due to more reliance on claims experience emergence patterns from our excess and surplus lines business for IBNR loss and loss expense estimates, with relatively less reliance on historical claims experience emergence patterns from similar lines of business for our standard commercial lines business.

We believe the loss and loss expenses reserves for our excess and surplus lines business are adequate. We establish case reserves in a manner consistent with standard lines coverages, despite the more restrictive terms and conditions for excess and surplus lines policies. Our first excess and surplus lines policies were written in 2008. After two years of operation, reserves for estimated unpaid losses and loss expenses were $18 million as of December 31, 2009, for losses that occurred in 2008 and 2009. As of December 31, 2011, an estimated $9 million remained unpaid for loss events that occurred in 2008 and 2009. The inherent uncertainty in estimating reserves is discussed in Property Casualty Insurance Loss and Loss Expense Reserves, Page 42. Development trends are further analyzed in Excess and Surplus Lines Insurance Segment Development of Estimated Reserves by Accident Year Reserves, Page 96.

Cincinnati Financial Corporation – 2011 10-K - 76

Excess and Surplus Lines Insurance Losses by Size

	Years ended December 31,			2011-2010	2010-2009
(Dollars in millions)	2011	2010	2009	Change %	Change %
New losses greater than $4,000,000	$0	$0	$0	nm	nm
New losses $1,000,000-$4,000,000	0	3	0	(100)	nm
New losses $250,000-$1,000,000	13	9	0	44	nm
Case reserve development above $250,000	4	3	1	33	200
Total large losses incurred	17	15	1	13	nm
Other losses excluding catastrophe losses	16	13	14	23	(7)
Catastrophe losses	1	1	0	0	nm
Total net losses incurred	$34	$29	$15	17	93

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
New losses greater than $4,000,000	0.0%	0.0%	0.0%	0.0	0.0
New losses $1,000,000-$4,000,000	0.0	5.1	0.0	(5.1)	5.1
New losses $250,000-$1,000,000	18.4	18.4	1.5	0.0	16.9
Case reserve development above $250,000	5.8	14.2	1.9	(8.4)	12.3
Total large loss ratio	24.2	37.7	3.4	(13.5)	34.3
Other losses excluding catastrophe losses	22.6	27.0	47.1	(4.4)	(20.1)
Catastrophe losses	2.2	1.2	0.0	1.0	1.2
Total net loss ratio	49.0%	65.9%	50.5%	(16.9)	15.4

In 2011, total large losses incurred increased by $2 million or 13 percent, net of reinsurance, a rate much lower than earned premium growth at 43 percent, helping to lower the corresponding ratio by 13.5 percentage points, compared with 2010. In 2010 the total large losses incurred ratio rose as the rate of growth in losses significantly outpaced earned premium growth. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Excess and Surplus Lines Insurance Underwriting Expenses

	Years ended December 31,			2011-2010	2010-2009
(Dollars in millions)	2011	2010	2009	Change %	Change %
Commission expenses	$12	$8	$5	50	60
Other underwriting expenses	10	8	17	25	(53)
Total underwriting expenses	$22	$16	$22	38	(27)

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Commission expenses	17.3%	16.5%	18.0%	0.8	(1.5)
Other underwriting expenses	14.6	15.2	62.2	(0.6)	(47.0)
Total underwriting expense ratio	31.9%	31.7%	80.2%	0.2	(48.5)

Excess and surplus lines commission expense as a percent of earned premiums rose in 2011, primarily due to the absence of ceding commissions formerly received from our third-party reinsurers. As discussed above, beginning in 2011 treaty reinsurance for our excess and surplus lines segment was provided by The Cincinnati Insurance Company.

Other underwriting expenses declined in 2011 as a percent of earned premiums primarily due to lower technology related costs and earned premiums rising faster than expenses. The ratio for other underwriting expenses declined in 2010 primarily due to the reduction of various start-up costs that occurred during 2008 and 2009, the first two years of our excess and surplus lines operation. The primary category of expense reduction was development costs for our rating and policy administration system.

Cincinnati Financial Corporation – 2011 10-K - 77

Excess and Surplus Lines Outlook

The excess and surplus lines markets are expected to see slight firming in 2012, according to several industry reports. Competition is expected to remain strong, in part due to standard market insurance companies insuring businesses that previously were written by excess and surplus lines insurers. While soft market conditions for commercial lines business overall is the driver of this trend, some firming is expected primarily for property coverage due to industry catastrophe losses and for select casualty classes of business where loss costs are exceeding rates. The slowly recovering U.S. economy, another major factor in demand for insurance products, is also expected to contribute to modestly increasing premium volume during 2012 for the excess and surplus lines industry.

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

Cincinnati Financial Corporation – 2011 10-K - 78

Life Insurance Results of Operations

Overview – Three-Year Highlights

	Years ended December 31,			2011-2010	2010-2009
(In millions)	2011	2010	2009	Change %	Change %

Earned premiums	$165	$158	$143	4	10
Separate account investment management fees	2	1	0	100	nm
Total revenues	167	159	143	5	11
Contract holders' benefits incurred	189	170	160	11	6
Investment interest credited to contract holders	(81)	(79)	(69)	(3)	(14)
Operating expenses incurred	62	61	50	2	22
Total benefits and expenses	170	152	141	12	8
Life insurance segment profit (loss)	$(3)	$7	$2	nm	250

Performance highlights for the life insurance segment include:

•	Revenues – Earned premiums rose 4 percent for the year 2011. The largest life insurance product line, term life insurance, continued to grow earned premiums at a strong rate, up 9 percent in 2011. Gross in-force policy face amounts rose to $77.691 billion at year-end 2011 from $74.124 billion at year-end 2010 and $69.815 billion at year-end 2009.

•	Profitability – The life insurance segment frequently reports only a small profit or loss because most of its investment income is included in investment segment results. We include only investment income credited to contract holders (interest assumed in life insurance policy reserve calculations) in life insurance segment results. The segment reported a $3 million loss in 2011 and has averaged a $2 million profit over the past six years.

Life Insurance Premiums

	Years ended December 31,			2011-2010	2010-2009
(Dollars in millions)	2011	2010	2009	Change %	Change %
Term life insurance	$105	$96	$86	9	12
Universal life insurance	32	35	28	(9)	25
Other life insurance, annuity, and disability income products	28	27	29	4	(7)
Net earned premiums	$165	$158	$143	4	10

We market term, whole and universal life products, fixed annuities and disability income products. In addition, we offer term, whole and universal life and disability insurance to employees at their worksite. These products provide our property casualty agency force with excellent cross-serving opportunities for both commercial and personal accounts.

Earned premiums increased in 2011 largely because of growth in our term life insurance business. Earned premiums from term insurance grew $9 million, or 9 percent.

Separate account investment management fee income contributed $2 million to total revenue in 2011, compared with $1 million contribution in 2010 and less than $1 million in 2009.

Over the past several years, we have worked to maintain a portfolio of simple, yet competitive products, primarily under the LifeHorizons banner. Our product development efforts emphasize death benefit protection and guarantees. Distribution expansion within our property casualty insurance agencies remains a high priority. In the past several years, we have added life field marketing representatives for the western, southeastern and northeastern states. Our 32 life field marketing representatives work in partnership with our 125 property casualty field marketing representatives. Approximately 69 percent of our term and other life insurance product premiums were generated through our property casualty insurance agency relationships.

Life Insurance Profitability

Although we exclude most of our life insurance company investment income from investment segment results, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life insurance-related invested assets, the life insurance company reported a net profit of $20 million in 2011, compared with a net profit of $39 million in 2010 and a net profit of $22 million in 2009. The life insurance company portfolio had after-tax net realized investment losses of $12 million in 2011, which included $20 million in OTTI charges, compared with after-tax net realized investment gains of $2 million in 2010. Net realized investment losses were $13 million in 2009, including $15 million in OTTI charges. Realized investment gains and losses are discussed under Investment Results of Operations, Page 81.

Cincinnati Financial Corporation – 2011 10-K - 79

Life segment expenses consist principally of:

•	Contract holders’ benefits incurred, related to traditional life and interest-sensitive products, accounted for 75.3 percent of 2011 total benefits and expenses compared with 73.6 percent in 2010 and 76.4 percent in 2009. Total contract holders’ benefits rose due to net death claims that increased but remained within our range of pricing expectations.

•	Operating expenses incurred, net of deferred acquisition costs, accounted for 24.7 percent of 2011 total benefits and expenses compared with 26.4 percent in 2010 and 23.6 percent in 2009. Expenses in 2011 were up slightly, primarily due to increased health care expenses for company associates.

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

Life Insurance Outlook

The life insurance industry was challenged in 2011 by a persistently low interest rate environment. It now appears likely rates will remain low through 2013 as the Federal Reserve has indicated its intent to keep short-term rates low into 2014. Low interest rates pressure earnings by reducing investment income. They are particularly troublesome for interest-sensitive products that are already crediting interest at or near their guaranteed minimum rates and for products with a fixed rate of interest embedded into their benefit structure.

Because of this low rate environment, we expect broad but incremental price increases in the life industry in 2012 as companies seek to maintain profit targets in a competitive pricing environment. Such activity is expected to decrease marketplace stability. In addition, turbulence generated from recent introduction of term universal life products could magnify instability in the term market. It now appears likely that pending regulation will clarify existing reserving rules and will effectively discourage term universal life sales. We view this development as a positive since we continue to market term products with simple, more traditional designs.

While the economic picture for the U.S. appears to be improving, there is still a lot of uncertainty in a sustained recovery due to high unemployment, low GDP, declining home values and the eurozone crisis. These same factors adversely affected life insurance industry application activity, which was effectively flat last year. Any material uptick will likely be contingent on a stronger U.S. economy and will remain vulnerable to these factors if they continue.

We retain a positive outlook despite all of these obstacles because of our unique distribution system and emphasis on service. We see the historically low ownership of life insurance as a great opportunity and believe that independent agents are the perfect messengers to communicate the value and stability that our products offer.

Our property casualty agencies remain the main distribution system for our life insurance segment, and we continue to emphasize securing an increasing share of the life insurance premium produced by these agencies. While other life insurers expand nontraditional distribution channels such as direct sales, we intend to market through agencies affiliated with our property casualty insurance operations or independent life-only agencies. In 2011, our property casualty agencies produced 69 percent and our life-only agencies 31 percent of our life insurance premium.

Operational improvements in technology continue to make it easier for our agents to do business with us. Major milestones completed in 2011 include the introduction of a suite of electronic applications and the outsourcing of the policy administration of non-core business. Planned projects in 2012 include an upgraded commissions system and additional straight-through-processing efforts, highlighted by an electronic enrollment system for our worksite line of business. Worksite products are a natural cross-sell opportunity for commercial lines agencies and were collectively one of our fastest growing lines in 2011.

As planned, annuity sales moderated in 2011. Given the interest rate issues discussed above, we do not expect to aggressively market our annuity products in 2012. We feel that our asset liability management program allows us to manage the risk to in-force business, and we intend to try to keep the impact of new money to a manageable level.

Cincinnati Financial Corporation – 2011 10-K - 80

Investment Results of Operations

Overview – Three-Year Highlights

Investment Results

	Years ended December 31,			2011-2010	2010-2009
(In millions)	2011	2010	2009	Change %	Change %
Total investment income, net of expenses, pre-tax	$525	$518	$501	1	3
Investment interest credited to contract holders	(81)	(79)	(69)	(3)	(14)
Realized investment gains and losses summary:
Realized investment gains and losses	128	185	440	(31)	(58)
Change in fair value of securities with embedded derivatives	(1)	10	27	nm	(63)
Other-than-temporary impairment charges	(57)	(36)	(131)	(58)	73
Total realized investment gains and losses	70	159	336	(56)	(53)
Investment operations profit	$514	$598	$768	(14)	(22)

The investment segment contributes investment income and realized gains and losses to results of operations. Investments provide our primary source of pretax and after-tax profits.

•	Investment income – Pretax investment income increased 1 percent in 2011, primarily because of a higher average dividend payment rate for common stocks in our equity portfolio. Pretax investment income increased 3 percent in 2010, primarily because of additional net purchases in our fixed-maturity portfolio that offset declining bond yields. For the investment portfolio in total, additional net purchases slowed in 2011 relative to 2010 due to higher catastrophe losses that reduced net cash provided by operating activities. After-tax investment income increased 1 percent in 2011, down from 2 percent in 2010, primarily due to lower additional net purchases in our total investment portfolio.

•	Realized investment gains and losses – We reported realized investment gains in all three years, largely due to investment sales that were discretionary in timing and amount. Those sales were somewhat offset by OTTI charges.

Investment Income

The primary drivers of investment income were:

•	Interest income was essentially flat for 2011 as the average fixed-maturity pretax yield declined by approximately 20 basis points, offsetting a slightly rising fixed-maturity portfolio on an amortized cost basis. It rose 5 percent in 2010 due to investing our typical allocation of net cash flow from operations in fixed-maturity securities.

•	Dividend income rose 5 percent in 2011 after declining 1 percent in 2010. Increases in dividend payment rates for many of the holdings in our common stock portfolio during 2011 drove the increase in dividend income.

In 2011, we continued to invest available cash flow in both fixed income and equity securities in a manner that we believe balances current income needs with longer-term invested assets growth goals.

	Years ended December 31,			2011-2010	2010-2009
(In millions)	2011	2010	2009	Change %	Change %
Investment income:
Interest	$424	$423	$402	0	5
Dividends	104	99	100	5	(1)
Other	4	4	7	0	(43)
Investment expenses	(7)	(8)	(8)	13	0
Total investment income, net of expenses, pre-tax	525	518	501	1	3
Income taxes	(129)	(126)	(118)	(2)	(7)
Total investment income, net of expenses, after-tax	$396	$392	$383	1	2

Effective tax rate	24.6%	24.4%	23.6%

Average invested assets plus cash and cash equivalents	$11,471	$11,129	$10,495

Average yield pre-tax	4.6%	4.7%	4.8%
Average yield after-tax	3.5%	3.5%	3.6%

Effective fixed-maturity tax rate	26.7%	26.4%	25.5%

Average fixed-maturity at amortized cost	$7,986	$7,704	$6,831

Average fixed-maturity yield pre-tax	5.3%	5.5%	5.9%
Average fixed-maturity yield after-tax	3.9%	4.0%	4.4%

Cincinnati Financial Corporation – 2011 10-K - 81

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

Net realized investment gains and losses totaling $128 million for the year ended December 31, 2011, reflected:

•	$111 million in net realized gains from equity sales.

•	$11 million in gains from fixed-maturity sales and calls.

The $185 million net realized investment gains and losses in 2010 were primarily due to a $128 million gain from the sale of Verisk Analytics Inc. (NYSE: VRSK).

In 2009, most of the $440 million net realized investment gains and losses were due to $624 million in gains from sales of common stock holdings, primarily from five issuers that included the energy, healthcare and financial sectors. Realized losses of $162 million from the sale of several equity securities partially offset realized investment gains.

We generally purchase fixed income securities with the intention to hold until maturity. Securities that no longer meet our investment criteria, usually due to a change in credit fundamentals, are divested.

Change in the Valuation of Securities with Embedded Derivatives

We have a small portfolio of convertible preferred stocks and bonds that have an embedded derivative component. In 2011, we recorded $1 million in fair value realized losses compared with fair value realized gains of $10 million in 2010 and $27 million in 2009. These changes in fair value were due to the application of ASC 815-15-25, which allows us to account for the entire hybrid financial instrument at fair value, with changes recognized in realized investment gains and losses. The changes in fair values are recognized in net income in the period they occur. See the discussion of Derivative Financial Instruments and Hedging Activities in Item 8, Note 1 of the Consolidated Financial Statements, Page 114, for details on the accounting for convertible security embedded options.

Other-than-temporary Impairment Charges

In 2011, we recorded $57 million in write-downs for 12 securities that we deemed had experienced an other-than-temporary decline in fair value compared with $36 million for 15 securities in 2010 and $131 million for 50 securities in 2009. The factors we consider when evaluating impairments are discussed in Critical Accounting Estimates, Asset Impairment, Page 46. The OTTI charges in 2011, 2010 and 2009 were each 1 percent or less of our investment portfolio at year-end. OTTI charges also include unrealized losses of holdings that we intend to sell but have not yet completed a transaction.

Cincinnati Financial Corporation – 2011 10-K - 82

OTTI charges from the investment portfolio by the asset class we described in Item 1, Investments Segment, Page 20, are summarized below:

	Years ended December 31,
(Dollars in millions)	2011	2010	2009
Taxable fixed maturities:
Impairment amount	$(4)	$(1)	$(61)
New amortized cost	$6	$9	$81
Percent to total amortized cost owned	0%	0%	2%
Number of securities other-than-temporarily impaired	6	5	37
Percent to number of securities owned	0%	0%	3%

Tax-exempt fixed maturities:
Impairment amount	$(1)	$(2)	$(1)
New amortized cost	$9	$5	$3
Percent to total amortized cost owned	0%	0%	0%
Number of securities other-than-temporarily impaired	3	4	2
Percent to number of securities owned	0%	0%	0%

Common equities:
Impairment amount	$(52)	$(33)	$(59)
New cost	$56	$120	$48
Percent to total cost owned	3%	5%	2%
Number of securities other-than-temporarily impaired	3	4	8
Percent to number of securities owned	4%	6%	16%

Preferred equities:
Impairment amount	$0	$0	$(10)
New cost	$0	$0	$5
Percent to total cost owned	0%	0%	7%
Number of securities other-than-temporarily impaired	0	2	3
Percent to number of securities owned	0%	8%	12%

Total:
Impairment amount	$(57)	$(36)	$(131)
New cost or amortized cost	$71	$134	$137
Percent to total cost or amortized cost owned	1%	1%	1%
Number of securities other-than-temporarily impaired	12	15	50
Percent to number of securities owned	1%	1%	2%

OTTI charges from the investment portfolio by industry are summarized as follows:

	Years ended December 31,
(In millions)	2011	2010	2009
Fixed maturities:
Financial	$(1)	$0	$(30)
Services cyclical	(1)	0	(14)
Real estate	0	(1)	(11)
Consumer cyclical	(1)	0	(5)
Other	(2)	(2)	(2)
Total fixed maturities	(5)	(3)	(62)

Common equities:
Industrials	0	0	(35)
Consumer discretionary	0	0	(10)
Material	0	0	(8)
Health	(2)	(21)	(6)
Financial	(50)	0	0
Information technology	0	(12)	0
Total common equities	(52)	(33)	(59)

Preferred equities:
Financial	0	0	(10)
Total preferred equities	0	0	(10)
Total	$(57)	$(36)	$(131)

Cincinnati Financial Corporation – 2011 10-K - 83

Investments Outlook

The general market view is that, in light of Federal Reserve commentary, interest rates are likely to remain well below historic averages for at least the next two to three years. This will continue to apply pressure on investment income.

We continue to focus on portfolio strategies to balance near-term income generation and long-term book value growth. In 2012, we expect to continue to allocate a portion of cash available for investment to equity securities, taking into consideration corporate liquidity and income requirements, as well as insurance department regulations and rating agency comments. We discuss our portfolio strategies in Item 1, Investments Segment, Page 20.

We believe that a weak or prolonged recovery from current economic conditions could heighten the risk of renewed pressure on securities markets, which could lead to additional OTTI charges. Our asset impairment committee continues to monitor the investment portfolio. The current asset impairment policy is described in Critical Accounting Estimates, Asset Impairment, Page 46.

Other

Revenues in 2011 for our Other businesses matched 2010. Other includes non-investment operations of the parent company and its subsidiary, CFC Investment Company, and former subsidiary CinFin Capital Management Company. Losses before income taxes for Other were largely driven by interest expense from debt of the parent company.

	Years ended December 31,			2011-2010	2010-2009
(In millions)	2011	2010	2009	Change %	Change %
Interest and fees on loans and leases	$7	$7	$7	0	0
Other revenues	1	1	2	0	(50)
Total revenues	8	8	9	0	(11)
Interest expense	54	54	55	0	(2)
Operating expenses	13	11	14	18	(21)
Total expenses	67	65	69	3	(6)
Other loss	$(59)	$(57)	$(60)	(4)	5

Taxes

We had $10 million of federal income tax expense in 2011 compared with $124 million in 2010 and $150 million in 2009. Our corporate effective tax rate for 2011 was 5.7 percent compared with 24.8 percent in 2010 and 25.7 percent in 2009.

The change in our effective tax rate was primarily due to changes in pretax income from underwriting results, changes in investment income and the amount of realized investment gains and losses. Changes to tax-exempt interest and the dividend received deduction in the current year compared with prior years also contributed to the change.

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Item 1, Tax-Exempt Fixed Maturities, Page 21 for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For our insurance subsidiaries, approximately 85 percent of income from tax-advantaged fixed-maturity investments is exempt from federal tax. Our non-insurance companies own an immaterial amount of tax-advantaged fixed-maturity investments. For our insurance subsidiaries, the dividend received deduction, after the dividend proration of the 1986 Tax Reform Act, exempts approximately 60 percent of dividends from qualified equities from federal tax. For our non-insurance subsidiaries, the dividend received deduction exempts 70 percent of dividends from qualified equities. Details about our effective tax rate are found on Note 11, Income Taxes, Page 29.

Cincinnati Financial Corporation – 2011 10-K - 84

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

Parent Company Liquidity

The parent company’s primary means of meeting liquidity requirements are dividends from our insurance subsidiary, investment income and sale proceeds from investments held at the parent company level. The parent company’s primary contractual obligations are interest and principal payments on long- and short-term debt as described under Contractual Obligations, Page 87. Other uses of parent company cash include dividends to shareholders, common stock repurchases and general operating expenses described under Other Commitments, Page 88. As of December 31, 2011, the parent company had $1.051 billion in cash and marketable securities, providing strong liquidity to fund uses of cash.

The table below shows a summary, by the direct method, of the major sources and uses of liquidity by the parent company. Dividends received from subsidiaries in 2011 were $100 million less than 2010 due to higher catastrophe losses that reduced net cash provided by operating activities. No dividends were received from our insurance subsidiary in 2009, in order to maintain strong statutory surplus and financial strength ratings. We expect sources of liquidity to increase in 2012 and beyond, primarily from improved profitability from our property casualty operations, assuming a more normal level of catastrophe losses. The majority of expenditures for the parent company have been consistent during the last three years, and we expect future expenditures to remain fairly stable. Share repurchases are discretionary, depending on cash availability and capital management decisions.

	Years ended December 31,
(In millions)	2011	2010	2009
Sources of liquidity:
Insurance subsidiary dividends received	$170	$270	$0
Short-term debt	55	0	0
Investment income received	41	41	41
Uses of liquidity:
Debt interest payments	$53	$52	$52
Pension payments	35	25	34
Shareholders dividend payments	255	252	249
Purchase of treasury shares	32	10	(1)

Insurance Subsidiary Liquidity

Our insurance subsidiary’s primary means of meeting liquidity requirements are collection of premiums, investment income, and sale proceeds from investments held at the subsidiary level. Property casualty insurance premiums generally are received before losses are paid under the policies purchased with those premiums. Our insurance subsidiary’s expenditures are property casualty loss and loss expenses, commissions, salaries and other ongoing operating expenses. Over the past three years, premium receipts and investment income have been more than sufficient to pay claims and operating expenses. Excess cash flow was partially used to pay dividends to the parent company. We are not aware of any known trends that would materially change historical cash flow results over the next 12 months, other than fluctuations in catastrophe claims. We discuss the factors that affected insurance operations in Commercial Lines and Personal Lines Insurance Results of Operations, Page 57 and Page 69.

The table below shows a summary of operating cash flow for property casualty insurance (direct method). Lower operating cash flow for 2011 reflected the unusually high level of catastrophe losses.

	Years ended December 31,
(In millions)	2011	2010	2009
Premiums collected	$3,080	$2,971	$2,957
Loss and loss expenses paid	(2,241)	(1,858)	(1,910)
Commissions and other underwriting expenses paid	(1,005)	(954)	(951)
Insurance subsidiary cash flow from underwriting	(166)	159	96
Investment income received	357	350	317
Insurance operating cash flow	$191	$509	$413

Cincinnati Financial Corporation – 2011 10-K - 85

Additional Sources of Liquidity

Investment income is a primary source of liquidity for both the parent company and our insurance subsidiary operations. For both, cash in excess of operating requirements and dividends is invested in fixed-maturity and equity securities. Equity securities provide the potential for future increases in dividend income and for capital appreciation. In Item 1, Investments Segment, Page 20, we discuss our investment strategy, portfolio allocation and quality.

Cash generated from investment income is the most important investment contribution to cash flow. While we have never sold investments to make claim payments, the sale of investments could provide an additional source of liquidity at either the parent company or insurance subsidiary level, if required. However, we follow a buy-and-hold investment philosophy, seeking to compound cash flows over the long-term. In addition to possible sales of investments, proceeds of call or maturities of fixed maturities also can provide liquidity. During the next five years, $3.324 billion, or 37.9 percent, of our fixed-maturity portfolio will mature. At year-end 2011, total unrealized gains in the investment portfolio, before deferred income taxes, were $1.489 billion. Liquidity sourced from our investment portfolio is not materially at risk from European-based securities, as our total exposure to such securities at the end of 2011 was $424 million on a fair value basis, or 3.6 percent of our total invested assets. We own no European sovereign debt. Our European-based securities are summarized by country in Item 7A, Qualitative and Quantitative Disclosures About Market Risk, Page 102.

Further, financial resources of the parent company also could be made available to our insurance subsidiaries, if circumstances required. This flexibility would include our ability to access the capital markets and short-term bank borrowings.

Our debt totaled $894 million at year-end 2011, consisting of $790 million of long-term debt and $104 million in borrowings on our short-term lines of credit. We generally have minimized our reliance on debt financing although we may use lines of credit to fund short-term cash needs.

Long-Term Debt

We provide details of our three long-term notes in Item 8, Note 8 of the Consolidated Financial Statements, Page 127. None of the notes are encumbered by rating triggers:

•	$391 million aggregate principal amount of 6.92% senior debentures due 2028.

•	$28 million aggregate principal amount of 6.9% senior debentures due 2028.

•	$374 million aggregate principal amount of 6.125% senior debentures due 2034.

The company’s senior debt is rated investment grade by independent rating firms. On December 23, 2011, A.M. Best lowered its debt rating for our senior debt from a to a-. Three other rating agencies made no changes to our debt ratings in 2011. Our debt ratings from the other rating agencies are: BBB+ from Fitch Ratings, A3 from Moody’s Investors Service and BBB from Standard & Poor’s Ratings Services.

Short-Term Debt

At December 31, 2011, we had two lines of credit with commercial banks totaling $225 million, with $104 million borrowed. During the third quarter of 2011, there was a $55 million increase to the previous balance of $49 million in short-term debt by the parent company, primarily to fund share repurchases using our relatively low-cost source of borrowing. There was no change in the amount of the $49 million short-term debt during 2010 or 2009. Access to these lines of credit requires compliance with various covenants, including maintaining a minimum consolidated net worth and not exceeding a 20 percent consolidated leverage ratio, as defined by the agreement. As of December 31, 2011, we were well within compliance with all covenants under the credit agreements and believe we will remain in compliance.

Our $150 million unsecured revolving line of credit is administered by The Huntington National Bank. It was established in 2007 and will mature in July, 2012. CFC Investment Company also is a borrower under this line of credit. At year-end 2011, there was $104 million borrowed on this line of credit. The Huntington National Bank, a subsidiary of Huntington Bancshares Inc. (Nasdaq:HBAN), is the lead participant with a $75 million share. U.S. Bancorp (NYSE:USB), Bank of America Corporation (NYSE:BAC) and Northern Trust Corporation (Nasdaq:NTRS) also participate, each providing $25 million of capacity.

This line of credit includes a swing line sub-facility for same-day borrowing in the amount of $35 million. The credit agreement provides alternative interest charges based on the type of borrowing and our debt rating. The interest rate charged is adjusted LIBOR plus the applicable margin. Based on our debt ratings at year-end 2011, interest for Eurodollar rate advances is adjusted LIBOR plus 33 basis points, and for floating rate advances is adjusted LIBOR. Utilization and commitment fees based on Cincinnati Financial Corporation’s year-end 2011 debt ratings are 5 basis points and 8 basis points, respectively.

Our $75 million unsecured line of credit with PNC Bank, N.A. was renewed effective August 29, 2011, for a one-year term to expire on August 27, 2012. CFC Investment Company also is a borrower under this line of credit. PNC Bank is a subsidiary of The PNC Financial Services Group Inc. (NYSE:PNC).

Cincinnati Financial Corporation – 2011 10-K - 86

We anticipate renewing our lines of credit in 2012 with terms and conditions similar to the expiring agreements. Should available terms and conditions be unacceptable to us, we could repay our short-term debt with the $1.051 billion in cash and marketable securities held by the parent company at year-end 2011, without a material adverse effect on our results of operations.

Capital Resources

Capital resources represent our overall financial strength to support writing and growing our insurance businesses. At December 31, 2011, we had total shareholders’ equity of $5.055 billion, an increase of $23 million, or less than 1 percent, from the prior year. Our total debt was $894 million, up $55 million, from a year ago. We seek to maintain a solid financial position and provide capital flexibility by keeping our ratio of debt to total capital moderate. We target a ratio below 20 percent. At year-end 2011, the ratio was 15.0 percent compared with 14.3 percent at year-end 2010. The increase in the debt-to-total-capital ratio was due to the $55 million increase in debt during the year 2011.

At the discretion of the board of directors, the company can return cash directly to shareholders:

•	Dividends to shareholders –The ability of the company to continue paying cash dividends is subject to factors the board of directors deem relevant. While the board and management believe there is merit to sustaining the company’s record of dividend increases, our first priority is the company’s financial strength. Over the past 10 years, the company has paid an average of approximately 56 percent of net income as dividends. Through 2011, the board had increased our cash dividend for 51 consecutive years. The board decision in August 2011 to increase the dividend demonstrated confidence in the company’s strong capital, liquidity, financial flexibility and initiatives to improve earnings performance.

•	Common stock repurchase – Generally, our board believes that share repurchases can help fulfill our commitment to enhancing shareholder value. Consequently, the board has authorized the repurchase of outstanding shares, giving management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase.

Our approach since mid-2008 was to preserve capital and repurchase a minimal amount of shares. Those repurchases were intended to partially offset the issuance of shares through equity compensation plans, primarily due to vesting of service-based restricted stock units of equity awards granted in the past. In August 2011, repurchases occurred because we believed our stock price was attractive, compared with book value, for such repurchases. Our corporate Code of Conduct restricts repurchases during certain time periods. The details of the repurchase authorizations and activity are described in Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Page 34.

Obligations

We pay obligations to customers, suppliers and associates in the normal course of our business operations. Some are contractual obligations that define the amount, circumstances and/or timing of payments. We have other commitments for business expenditures; however, the amount, circumstances and/or timing of our other commitments are not dictated by contractual arrangements.

Contractual Obligations

As of December 31, 2011, we estimate our future contractual obligations as follows:

(In millions)	Year	Years	Years	There-
Payment due by period	2012	2013-2014	2015-2016	after	Total
Gross property casualty loss and loss expense payments	$1,647	$1,183	$544	$906	$4,280
Gross life policyholder obligations	74	156	168	3,766	4,164
Interest on long-term debt	52	104	104	734	994
Long-term debt	-	-	-	793	793
Short-term debt	104	-	-	-	104
Profit-sharing commissions	68	-	-	-	68
Operating property	3	4	-	-	7
Capital lease obligations	14	16	2	-	32
Computer hardware and software	16	20	9	-	45
Other invested assets	4	3	-	-	7
Total	$1,982	$1,486	$827	$6,199	$10,494

Our two most significant contractual obligations are discussed in conjunction with related insurance reserves in Gross Property Casualty Loss and Loss Expense Payments and Gross Life Insurance Policyholder Obligations beginning on Pages 89 and 97, respectively. Other future contractual obligations include:

•	Interest on long- and short-term debt – We expect total interest expense to be approximately $52 million in 2012. We discuss outstanding debt in Additional Sources of Liquidity, Page 86.

•	Property casualty profit-sharing commissions – Profit-sharing commissions are paid to agencies using a formula that takes into account agency profitability and premium volume. We estimate 2012 profit-sharing commission payments of approximately $68 million.

Cincinnati Financial Corporation – 2011 10-K - 87

•	Computer hardware and software – We expect to spend $36 million over the next three years for current material commitments for computer hardware and software, including maintenance contracts on hardware and other known obligations. We discuss below the non-contractual expenses we anticipate for computer hardware and software in 2012.

Other Commitments

At December 31, 2011, we believe our most significant other commitments are:

•	Qualified pension plan – In 2012, we plan to make a voluntary cash contribution of $14 million to our qualified pension plan. We currently estimate an $18 million net pension expense and an $8 million expense for company 401(k) contributions in 2012.

•	Commissions – We expect commission payments to generally track with written premiums.

•	Other operating expenses – Many of our operating expenses are not contractual obligations but reflect the ongoing expenses of our business. In addition to contractual obligations for hardware and software discussed above, we anticipate capitalizing approximately $4 million in spending for key technology initiatives in 2012. Capitalized development costs related to key technology initiatives totaled $5 million in 2011, $7 million in 2010 and $28 million in 2009. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

Liquidity and Capital Resources Outlook

A long-term perspective governs our liquidity and capital resources decisions, with the goal of benefiting our policyholders, agents, shareholders and associates over time. While our insurance results for 2011 and 2010 did not meet our combined ratio objective of being consistently below 100 percent, our improved capital position since year-end 2009 provided adequate financial cushion. We have taken the necessary steps to protect our capital and are confident in our strategies to return our insurance operations to growth and profitability.

At December 31, 2011, we had $438 million in cash and cash equivalents. That strong liquidity and our consistent cash flows gives us the flexibility to meet current obligations and commitments while building value by prudently investing where we see potential for both current income and long-term return.

In any year, we consider the most likely source of pressure on liquidity would be an unusually high level of catastrophe loss payments within a short period of time, which is what occurred in the second quarter of 2011. We responded with a reduced dividend to our parent company in 2011, compared with 2010. There could also be additional obligations for our insurance operations due to increasing severity or frequency of non-catastrophe claims. To address the risk of unusual insurance loss obligations including catastrophe events, we maintain property casualty reinsurance contracts with highly rated reinsurers, as discussed under 2012 Reinsurance Programs, Page 98. We also monitor the financial condition of our reinsurers because insolvency could place in jeopardy a portion of our $622 million in outstanding reinsurance receivables at December 31, 2011.

We do not expect future pension contributions to constrain our liquidity. The fair value of plan assets is 92 percent of the accumulated benefit obligation at December 31, 2011.

Continued economic weakness also has the potential to affect our liquidity and capital resources in a number of different ways, potentially including: delinquent payments from agencies, defaults on interest payments by fixed-maturity holdings in our portfolio, dividend reductions by holdings in our equity portfolio or declines in the market value of holdings in our portfolio.

Further, parent company liquidity could be constrained by Ohio regulatory requirements that restrict the dividends insurance subsidiaries can pay. During 2012, total dividends that our insurance subsidiary can pay to our parent company without regulatory approval are approximately $375 million.

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

Property Casualty Loss and Loss Expense Obligations and Reserves

For the business lines in the commercial and personal lines insurance segments, and in total for the excess and surplus lines segment, the following table details gross reserves among case, IBNR and loss expense reserves, net of salvage and subrogation reserves. Reserving practices are discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 42.

The rise in total gross reserves was primarily due to higher case and IBNR reserves for our commercial property, specialty packages and homeowner lines of business. Catastrophe and non-catastrophe weather losses accounted for most of the increase.

Cincinnati Financial Corporation – 2011 10-K - 88

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total
At December 31, 2011
Commercial lines insurance
Commercial casualty	$875	$365	$535	$1,775	41.5%
Commercial property	190	35	36	261	6.1
Commercial auto	260	30	62	352	8.2
Workers' compensation	467	464	108	1,039	24.3
Specialty packages	100	9	32	141	3.3
Surety and executive risk	126	5	77	208	4.9
Machinery and equipment	1	3	1	5	0.1
Subtotal	2,019	911	851	3,781	88.4

Personal lines insurance
Personal auto	129	(3)	52	178	4.2
Homeowner	76	39	27	142	3.3
Other personal	41	52	5	98	2.3
Subtotal	246	88	84	418	9.8

Excess and surplus lines	43	18	20	81	1.8
Total	$2,308	$1,017	$955	$4,280	100.0%
At December 31, 2010
Commercial lines insurance
Commercial casualty	$966	$321	$533	$1,820	44.0%
Commercial property	130	13	32	175	4.2
Commercial auto	258	41	60	359	8.7
Workers' compensation	476	465	147	1,088	26.3
Specialty packages	80	2	10	92	2.2
Surety and executive risk	130	2	57	189	4.6
Machinery and equipment	1	3	1	5	0.1
Subtotal	2,041	847	840	3,728	90.1

Personal lines insurance
Personal auto	126	(1)	28	153	3.7
Homeowner	73	21	17	111	2.7
Other personal	37	43	9	89	2.1
Subtotal	236	63	54	353	8.5

Excess and surplus lines	29	10	17	56	1.4

Total	$2,306	$920	$911	$4,137	100.0%

Asbestos and Environmental Reserves

We carried $136 million of net loss and loss expense reserves for asbestos and environmental claims as of year-end 2011, compared with $134 million for such claims as of year-end 2010. These amounts constitute 3.5 percent and 3.5 percent of total loss and loss expense reserves as of these year-end dates.

We believe our exposure to asbestos and environmental claims is limited, largely because our reinsurance retention was $500,000 or below prior to 1987. We also were predominantly a personal lines company in the 1960s and 1970s, when asbestos and pollution exclusions were not widely used by commercial lines insurers. During the 1980s and early 1990s, commercial lines grew as a percentage of our overall business and our exposure to asbestos and environmental claims grew accordingly. Over that period, we endorsed to or included in most policies an asbestos and environmental exclusion.

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

Gross Property Casualty Loss and Loss Expense Payments

Our estimate of future gross property casualty loss and loss expense payments of $4.280 billion is lower than loss and loss expense reserves of $4.339 billion reported on our balance sheet at December 31, 2011. The $59 million difference is due to life and health loss reserves, as discussed in Item 8, Note 4 of the Consolidated Financial Statements, Page 125.

Cincinnati Financial Corporation – 2011 10-K - 89

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

Our estimates of gross property casualty loss and loss expense payments do not include reinsurance receivables or ceded losses. As discussed in 2012 Reinsurance Programs, Page 98, we purchase reinsurance to mitigate our property casualty risk exposure. Ceded property casualty reinsurance unpaid receivables of $375 million at year-end 2011 are an offset to our gross property casualty loss and loss expense obligations. Our reinsurance program mitigates the liquidity risk of a single large loss or an unexpected rise in claim severity or frequency due to a catastrophic event. Reinsurance does not relieve us of our obligation to pay covered claims. The financial strength of our reinsurers is important because our ability to recover losses under our reinsurance agreements depends on the financial viability of the reinsurers.

We direct our associates and agencies to settle claims and pay losses as quickly as is practical and we made $2.241 billion of net claim payments during 2011. At year-end 2011, total net property casualty reserves of $3.905 billion reflected $2.056 billion in unpaid amounts on reported claims (case reserves), $920 million in loss expense reserves and $929 million in estimates of claims that were incurred but had not yet been reported (IBNR). The specific amounts and timing of obligations related to case reserves and associated loss expenses are not set contractually. The amounts and timing of obligations for IBNR claims and related loss expenses are unknown. We discuss our methods of establishing loss and loss expense reserves and our belief that reserves are adequate in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 42.

The historical pattern of using premium receipts for the payment of loss and loss expenses has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of the loss reserves. The effective duration of our consolidated property casualty fixed-maturity portfolio was 4.3 years at year-end 2011. By contrast, the duration of our loss and loss expense reserves was approximately 4.25 years. We believe this difference in duration does not affect our ability to meet current obligations because cash flow from operations is sufficient to meet these obligations. In addition, investment holdings could be sold, if necessary, to meet higher than anticipated loss and loss expenses.

Range of Reasonable Reserves

The company established a reasonably likely range for net loss and loss expense reserves of $3.677 billion to $4.056 billion at year-end 2011, with the company carrying net reserves of $3.905 billion. The likely range was $3.571 billion to $3.952 billion at year-end 2010, with the company carrying net reserves of $3.811 billion. Our loss and loss expense reserves are not discounted for the time-value of money, but we have reduced the reserves by an estimate of the amount of salvage and subrogation payments we expect to recover. We provide a reconciliation of the property casualty reserves with the loss and loss expense reserve as shown on the balance sheet in Item 8, Note 4 of the Consolidated Financial Statements, Page 125.

The low point of each year’s range corresponds to approximately one standard error below each year’s mean reserve estimate, while the high point corresponds to approximately one standard error above each year’s mean reserve estimate. We discussed management’s reasons for basing reasonably likely reserve ranges on standard errors in Critical Accounting Estimates, Reserve Estimate Variability, Page 45.

The ranges reflect our assessment of the most likely unpaid loss and loss expenses at year-end 2011 and 2010. However, actual unpaid loss and loss expenses could nonetheless fall outside of the indicated ranges.

Management’s best estimate of total loss and loss expense reserves as of year-end 2011 was consistent with the corresponding actuarial best estimate. Management’s best estimate of total loss and loss expense reserves as of year-end 2010 also was consistent with the corresponding actuarial best estimate.

Development of Reserves for Loss and Loss Expenses

We reconcile the beginning and ending balances of our reserves for loss and loss expenses at December 31, 2011, 2010 and 2009, in Item 8, Note 4 of the Consolidated Financial Statements, Page 125. The reconciliation of our year-end 2010 reserve balance to net incurred losses one year later recognizes approximately $285 million of favorable reserve development.

The table on the following page shows the development of estimated reserves for loss and loss expenses for the past 10 years.

•	Section A shows our total property casualty loss and loss expense reserves recorded at the balance sheet date for each of the indicated calendar years on a gross and net basis. Those reserves represent the estimated amount of unpaid loss and loss expenses for claims arising in the indicated calendar year and all prior accident years at the balance sheet date, including losses that were incurred but not yet reported to the company.

Cincinnati Financial Corporation – 2011 10-K - 90

•	Section B shows the cumulative net amount paid with respect to the previously recorded reserve as of the end of each succeeding year. For example, as of December 31, 2011, we had paid $1.910 billion of loss and loss expenses in calendar years 2002 through 2011 for losses that occurred in accident years 2001 and prior. An estimated $259 million of losses remained unpaid as of year-end 2011 (net re-estimated reserves of $2.169 billion from Section C less cumulative net paid loss and loss expenses of $1.910 billion).

•	Section C shows the re-estimated amount of the previously reported reserves based on experience as of the end of each succeeding year. The estimate is increased or decreased as we learn more about the development of the related claims.

•	Section D, cumulative net reserve development, represents the aggregate change in the estimates for all years subsequent to the year the reserves were initially established. For example, reserves established at December 31, 2001, had developed favorably by $183 million over 10 years, net of reinsurance, which was reflected in income over the 10 years. The table shows favorable reserve development as a negative number. Favorable reserve development on prior accident years, which represents a negative expense, is favorable to income. The “One year later” line in the table shows the effects on income before income taxes in 2011, 2010 and 2009 of changes in estimates of the reserves for loss and loss expenses for all accident years. The effect was favorable to pretax income for those three years by $285 million, $304 million, and $188 million, respectively.

In evaluating the development of our estimated reserves for loss and loss expenses for the past 10 years, note that each amount includes the effects of all changes in amounts for prior periods. For example, payments or reserve adjustments related to losses settled in 2011 but incurred in 2005 are included in the cumulative deficiency or redundancy amount for 2005 and each subsequent year. In addition, this table presents calendar year data, not accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that affected development of reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future reserve development based on this data.

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

Cincinnati Financial Corporation – 2011 10-K - 91

Development of Estimated Reserves for Loss and Loss Expenses

	Calendar year ended December 31,
(In millions)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
A. Originally reported reserves for unpaid loss and loss expenses:
Gross of reinsurance	$2,865	$3,150	$3,386	$3,514	$3,629	$3,860	$3,925	$4,040	$4,096	$4,137	$4,280
Reinsurance recoverable	513	542	541	537	518	504	528	542	435	326	375
Net of reinsurance	$2,352	$2,608	$2,845	$2,977	$3,111	$3,356	$3,397	$3,498	$3,661	$3,811	$3,905

B. Cumulative net paid as of:
One year later	$758	$799	$817	$907	$944	$1,006	$979	$994	$926	$1,035
Two years later	1,194	1,235	1,293	1,426	1,502	1,547	1,523	1,529	1,511
Three years later	1,455	1,519	1,626	1,758	1,845	1,896	1,857	1,912
Four years later	1,614	1,716	1,823	1,963	2,059	2,096	2,102
Five years later	1,717	1,823	1,945	2,096	2,176	2,247
Six years later	1,778	1,889	2,031	2,163	2,282
Seven years later	1,819	1,940	2,077	2,238
Eight years later	1,855	1,973	2,132
Nine years later	1,879	2,015
Ten years later	1,910

C. Net reserves re-estimated as of:
One year later	$2,307	$2,528	$2,649	$2,817	$2,995	$3,112	$3,074	$3,310	$3,357	$3,526
Two years later	2,263	2,377	2,546	2,743	2,871	2,893	3,042	3,197	3,251
Three years later	2,178	2,336	2,489	2,657	2,724	2,898	3,005	3,124
Four years later	2,153	2,299	2,452	2,578	2,776	2,907	2,957
Five years later	2,127	2,276	2,414	2,645	2,788	2,900
Six years later	2,122	2,259	2,469	2,662	2,790
Seven years later	2,111	2,298	2,491	2,665
Eight years later	2,147	2,318	2,496
Nine years later	2,165	2,323
Ten years later	2,169

D. Cumulative net redundancy as of:
One year later	$(45)	$(80)	$(196)	$(160)	$(116)	$(244)	$(323)	$(188)	$(304)	$(285)
Two years later	(89)	(231)	(299)	(234)	(240)	(463)	(355)	(301)	(410)
Three years later	(174)	(272)	(356)	(320)	(387)	(458)	(392)	(374)
Four years later	(199)	(309)	(393)	(399)	(335)	(449)	(440)
Five years later	(225)	(332)	(431)	(332)	(323)	(456)
Six years later	(230)	(349)	(376)	(315)	(321)
Seven years later	(241)	(310)	(354)	(312)
Eight years later	(205)	(290)	(349)
Nine years later	(187)	(285)
Ten years later	(183)

Net reserves re-estimated—latest	$2,169	$2,323	$2,496	$2,665	$2,790	$2,900	$2,957	$3,124	$3,251	$3,526
Re-estimated recoverable—latest	481	513	492	511	477	467	448	477	376	304
Gross liability re-estimated—latest	$2,650	$2,836	$2,988	$3,176	$3,267	$3,367	$3,405	$3,601	$3,627	$3,830

Cumulative gross redundancy	$(215)	$(314)	$(398)	$(338)	$(362)	$(493)	$(520)	$(439)	$(469)	$(307)

Cincinnati Financial Corporation – 2011 10-K - 92

Commercial Lines Insurance Segment Development of Estimated Reserves by Accident Year

The following table shows net reserve changes at year-end 2011, 2010 and 2009 by commercial line of business and accident year:

	Commercial	Commercial	Commercial	Workers'	Specialty	Surety &	Machinery &
(In millions)	casualty	property	auto	compensation	packages	exec risk	equipment	Totals
As of December 31, 2011
2010 accident year	$(117)	$(9)	$(14)	$(32)	$2	$21	$1	$(148)
2009 accident year	12	(5)	(6)	(18)	1	(1)	0	(17)
2008 accident year	(16)	(4)	(4)	(10)	0	11	0	(23)
2007 accident year	(23)	0	(3)	(10)	(2)	2	0	(36)
2006 accident year	(2)	1	0	(7)	0	0	0	(8)
2005 accident year	1	(1)	0	(4)	1	0	0	(3)
2004 and prior accident years	13	0	0	(16)	3	1	0	1
Deficiency/(redundancy)	$(132)	$(18)	$(27)	$(97)	$5	$34	$1	$(234)

Reserves estimated as of December 31, 2010	$1,644	$156	$355	$1,010	$91	$152	$5	$3,413
Reserves re-estimated as of December 31, 2011	1,512	138	328	913	96	186	6	3,179
Deficiency/(redundancy)	$(132)	$(18)	$(27)	$(97)	$5	$34	$1	$(234)

As of December 31, 2010
2009 accident year	$(105)	$(8)	$(22)	$(54)	$0	$14	$(1)	$(176)
2008 accident year	(51)	0	(9)	5	0	(6)	(1)	(62)
2007 accident year	(33)	(1)	(5)	(1)	(2)	(1)	0	(43)
2006 accident year	(5)	0	3	5	0	(3)	0	0
2005 accident year	0	(1)	(1)	(5)	(1)	(1)	0	(9)
2004 accident year	(4)	0	1	0	1	0	0	(2)
2003 and prior accident years	12	0	0	11	0	0	0	23
Deficiency/(redundancy)	$(186)	$(10)	$(33)	$(39)	$(2)	$3	$(2)	$(269)

Reserves estimated as of December 31, 2009	$1,605	$115	$374	$975	$81	$153	$5	$3,308
Reserves re-estimated as of December 31, 2010	1,419	105	341	936	79	156	3	3,039
Deficiency/(redundancy)	$(186)	$(10)	$(33)	$(39)	$(2)	$3	$(2)	$(269)

As of December 31, 2009
2008 accident year	$(89)	$(15)	$(13)	$(11)	$(4)	$(2)	$0	$(134)
2007 accident year	(36)	0	(5)	5	2	9	(1)	(26)
2006 accident year	(33)	4	(4)	2	0	(3)	(1)	(35)
2005 accident year	(17)	(1)	1	6	2	(5)	0	(14)
2004 accident year	3	(2)	0	6	1	0	0	8
2003 accident year	9	(1)	1	6	0	0	0	15
2002 and prior accident years	9	(1)	0	34	(1)	(2)	0	39
Deficiency/(redundancy)	$(154)	$(16)	$(20)	$48	$0	$(3)	$(2)	$(147)

Reserves estimated as of December 31, 2008	$1,559	$136	$385	$842	$82	$130	$7	$3,141
Reserves re-estimated as of December 31, 2009	1,405	120	365	890	82	127	5	2,994
Deficiency/(redundancy)	$(154)	$(16)	$(20)	$48	$0	$(3)	$(2)	$(147)

Overall favorable development for commercial lines reserves of $234 million in 2011 illustrated the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty and workers’ compensation. Favorable reserve development of $132 million for the commercial casualty line accounted for approximately 55 percent of the segment total in 2011, while favorable reserve development of $97 million for the workers’ compensation line accounted for approximately 40 percent of the segment total in 2011. Drivers of significant reserve development are discussed below.

•	Moderation in commercial casualty trend selections – We saw moderating loss cost trends continue in several commercial casualty coverages, most notably for umbrella liability coverage. A number of factors seem to have played a role, including a slow economic recovery, favorable court decisions, policy form restrictions, and claims department initiatives. Accordingly, it is not entirely clear whether these moderating loss cost trends will persist, and our actuaries have responded cautiously to these changes, electing to recognize improvements in trends used for estimating reserves in a progressive, incremental fashion.

•	Commercial casualty loss emergence – As in 2010, commercial multiple peril liability coverages contributed to favorable reserve development. Actual reported losses in calendar year 2011 fell short of the amount projected at year-end 2010 by more than $40 million.

•	Commercial auto loss emergence – Similar to commercial casualty, commercial auto liability contributed to favorable development because both paid and reported loss emergence during calendar year 2011 was substantially less than expected. As of December 31, 2010 we expected reported loss emergence in the next 12 calendar months to be approximately $21 million; actual emergence was $17 million. Paid loss emergence was approximately 16 percent lower than expected at the prior year-end.

Cincinnati Financial Corporation – 2011 10-K - 93

•	Workers’ compensation trends and initiatives – Favorable calendar year development was $97 million. Accident year 2010 contributed $32 million in favorable development. Accident year 2009 contributed $18 million in favorable development with all other prior years accounting for the balance. The trend for payments to be made in future calendar years is down slightly, likely due to the claims initiatives that began in 2010. Initiatives to improve profitability for our workers’ compensation line of business are discussed in Commercial Lines Insurance Results of Operations, Commercial Lines of Business Analysis, Page 62.

•	Surety and executive risk unfavorable development – Reserve development on prior accident years recorded during 2011 for accident year 2010 was primarily due to the refined line of business allocation process for loss expenses discussed in Commercial Lines Insurance Results of Operations, Commercial Lines of Business Analysis, Page 62. Unfavorable development recorded for accident year 2008 was mostly due to adverse loss emergence on a few large claims related to coverage provided to financial institutions.

As noted in Critical Accounting Estimates, Key Assumptions - Loss Reserving, Page 44, our models predict that actual loss and loss expense emergence will differ from projections, and we do not attempt to monitor or identify such normal variations.

Cincinnati Financial Corporation – 2011 10-K - 94

Personal Lines Insurance Segment Development of Estimated Reserves by Accident Year

The following table shows net reserve changes at year-end 2011, 2010 and 2009 by personal line of business and accident year:

	Personal		Other
(In millions)	auto	Homeowner	personal	Totals
As of December 31, 2011
2010 accident year	$(2)	$(15)	$(9)	$(26)
2009 accident year	(2)	(6)	(2)	(10)
2008 accident year	0	1	(2)	(1)
2007 accident year	(1)	0	(2)	(3)
2006 accident year	0	0	(2)	(2)
2005 accident year	0	0	(1)	(1)
2004 and prior accident years	1	0	0	1
Deficiency/(redundancy)	$(4)	$(20)	$(18)	$(42)

Reserves estimated as of December 31, 2010	$154	$105	$84	$343
Reserves re-estimated as of December 31, 2011	150	85	66	301
Deficiency/(redundancy)	$(4)	$(20)	$(18)	$(42)

As of December 31, 2010
2009 accident year	$(2)	$(3)	$(8)	$(13)
2008 accident year	(2)	(3)	(8)	(13)
2007 accident year	1	0	(3)	(2)
2006 accident year	(1)	0	(2)	(3)
2005 accident year	(1)	0	2	1
2004 accident year	(1)	0	(1)	(2)
2003 and prior accident years	(1)	0	(1)	(2)
Deficiency/(redundancy)	$(7)	$(6)	$(21)	$(34)

Reserves estimated as of December 31, 2009	$154	$89	$89	$332
Reserves re-estimated as of December 31, 2010	147	83	68	298
Deficiency/(redundancy)	$(7)	$(6)	$(21)	$(34)

As of December 31, 2009
2008 accident year	$(3)	$(2)	$(17)	$(22)
2007 accident year	(3)	3	(12)	(12)
2006 accident year	(1)	0	(10)	(11)
2005 accident year	1	0	(1)	0
2004 accident year	0	0	5	5
2003 accident year	0	(1)	2	1
2002 and prior accident years	0	0	(1)	(1)
Deficiency/(redundancy)	$(6)	$0	$(34)	$(40)

Reserves estimated as of December 31, 2008	$165	$82	$106	$353
Reserves re-estimated as of December 31, 2009	159	82	72	313
Deficiency/(redundancy)	$(6)	$0	$(34)	$(40)

Favorable development for personal lines segment reserves illustrates the potential for revisions inherent in estimating reserves. We continued to see favorable reserve development related to umbrella liability coverage in the other personal line of business. Among the factors that appeared to be causing moderating loss cost trends were a slow economic recovery, favorable court decisions, policy form restrictions, and claims department initiatives.

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

For our homeowner line of business, the favorable reserve development on prior accident years recorded during 2011 for accident years 2010 and 2009 was primarily due to a reduction in case reserves for losses.

Cincinnati Financial Corporation – 2011 10-K - 95

Excess and Surplus Lines Insurance Segment Development of Estimated Reserves by Accident Year

For the excess and surplus lines insurance segment, the table showing reserves by segment and lines of business in Property Casualty Loss and Loss Expense Obligations and Reserves, Page 88, shows the components of gross reserves among case, IBNR and loss expense reserves. Total gross reserves were up $25 million from year-end 2010 primarily due to the increase in premiums and exposures for this segment, as we discussed in Excess and Surplus Lines Insurance Results of Operations, Page 75. Favorable development during 2011 of $9 million for excess and surplus lines insurance segment reserves shown in the table below illustrates the potential for revisions inherent in estimating reserves. During 2011 we began to rely more heavily on development patterns from our own excess and surplus lines business, contributing to the modest decrease in reserves, especially for the defense and cost containment portion of loss expense reserves.

The following table shows net reserve changes at year-end 2011, 2010 and 2009 by accident year:

Excess &
(In millions)	Surplus Lines
As of December 31, 2011
2010 accident year	$(4)
2009 accident year	(5)
2008 accident year	0
Deficiency/(redundancy)	$(9)

Reserves estimated as of December 31, 2010	$55
Reserves re-estimated as of December 31, 2011	46
Deficiency/(redundancy)	$(9)

As of December 31, 2010
2009 accident year	$(1)
2008 accident year	0
Deficiency/(redundancy)	$(1)

Reserves estimated as of December 31, 2009	$23
Reserves re-estimated as of December 31, 2010	22
Deficiency/(redundancy)	$(1)

As of December 31, 2009
2008 accident year	$(1)
Deficiency/(redundancy)	$(1)

Reserves estimated as of December 31, 2008	$0
Reserves re-estimated as of December 31, 2009	(1)
Deficiency/(redundancy)	$(1)

Cincinnati Financial Corporation – 2011 10-K - 96

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

Our estimates of gross life, annuity and disability obligations do not reflect net recoveries from reinsurance agreements. Ceded life reinsurance receivables were $225 million at year-end 2011. As discussed in 2012 Reinsurance Programs, Page 98, we purchase reinsurance to mitigate our life insurance risk exposure. At year-end 2011, ceded death benefits represented approximately 45.9 percent of our total policy face amounts in force.

These estimated cash outflows are undiscounted with respect to interest. As a result, the sum of the cash outflows for all years of $4.164 billion (total of life insurance obligations) exceeds the liabilities recorded in life policy reserves and separate accounts for future policy benefits and claims of $2.835 billion (total of life insurance policy reserves and separate account policy reserves). Separate account policy reserves make up all but $7 million of separate accounts liabilities.

We have made significant assumptions to determine the estimated undiscounted cash flows of these policies and contracts that include mortality, morbidity, future lapse rates and interest crediting rates. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.

Life Insurance Reserves

Gross life policy reserves were $2.214 billion at year-end 2011, compared with $2.034 billion at year-end 2010. The increase was primarily due to reserves for deferred annuities. We establish reserves for traditional life insurance policies based on expected expenses, mortality, morbidity, withdrawal rates and investment yields, including a provision for uncertainty. Once these assumptions are established, they generally are maintained throughout the lives of the contracts. We use both our own experience and industry experience adjusted for historical trends in arriving at our assumptions for expected mortality, morbidity and withdrawal rates. We use our own experience and historical trends for setting our assumptions for expected expenses. We base our assumptions for expected investment income on our own experience adjusted for current economic conditions.

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

Cincinnati Financial Corporation – 2011 10-K - 97

2012 Reinsurance Programs

A single large loss or an unexpected rise in claims severity or frequency due to a catastrophic event could present us with a liquidity risk. In an effort to control such losses, we avoid marketing property casualty insurance in specific geographic areas and monitor our exposure in certain coastal regions. An example of this is the reduction of our homeowner policies in the southeastern coastal region in recent years. This area was identified as a major contributor to our catastrophe probable maximum loss estimates and has subsequently been greatly reduced. We also continually review aggregate exposures to huge disasters and purchase reinsurance protection to cover these exposures. We use the Risk Management Solutions (RMS) and Applied Insurance Research (AIR) models to evaluate exposures to a once-in-a-100 year and a once-in-a-250 year event to help determine appropriate reinsurance coverage programs. In conjunction with these activities, we also continue to evaluate information provided by our reinsurance broker. These various sources explore and analyze credible scientific evidence, including the impact of global climate change, which may affect our exposure under insurance policies.

To help determine appropriate reinsurance coverage for hurricane, earthquake, and tornado/hail exposures, we use the RMS and AIR models to estimate the probable maximum loss from a single event occurring in a one-year period. The models are proprietary in nature, and the vendors that provide them periodically update the models, sometimes resulting in significant changes to their estimate of probable maximum loss. As of the end of 2011, both models indicated a hurricane event represents our largest amount of exposure to losses. The table below summarizes estimated probabilities and the corresponding probable maximum loss from a single hurricane event occurring in a one-year period, and indicates the effect of such losses on consolidated shareholders’ equity as of December 31, 2011. Net losses are net of reinsurance and income taxes.

	RMS			AIR
			Percent			Percent
(Dollars in millions)	Gross	Net	of total	Gross	Net	of total
Probability as of December 31, 2011	Losses	Losses	equity	Losses	Losses	equity
2.0% of a 1 in 50 year event	$688	$208	4.1%	$403	$110	2.2%
1.0% of a 1 in 100 year event	983	503	10.0	626	146	2.9
0.4% of a 1 in 250 year event	1,482	1,001	19.8	872	392	7.8
0.2% of a 1 in 500 year event	1,940	1,459	28.9	1,153	673	13.3

The modeled losses according to RMS in the table are based on their RiskLink version 11.0 catastrophe model and utilize a near-term storm catalog methodology. The near-term storm catalog theory is a more conservative approach and places a higher weighting on the increased hurricane activity of the past several years, thus producing higher probable maximum loss projections than a longer-term view. The modeled losses according to AIR in the table are based on their AIR Clasic/2 version 13 catastrophe model and utilize a long-term methodology. The AIR storm catalog includes decades of documented weather events used in simulations for probable maximum loss projections.

Reinsurance mitigates the risk of highly uncertain exposures and limits the maximum net loss that can arise from large risks or risks concentrated in areas of exposure. Management’s decisions about the appropriate level of risk retention are affected by various factors, including changes in our underwriting practices, capacity to retain risks and reinsurance market conditions. In evaluating our 2012 reinsurance program, we considered alternative reinsurance structures including catastrophe bonds and aggregate excess of loss coverage. After careful review of these options, we determined that the traditional reinsurance program we have historically utilized was the most financially prudent approach.

Reinsurance does not relieve us of our obligation to pay covered claims. The financial strength of our reinsurers is important because our ability to recover for losses covered under any reinsurance agreement depends on the financial viability of the reinsurer.

Currently participating on our standard market property and casualty per-risk and per-occurrence programs are Hannover Reinsurance Company, Munich Reinsurance America, Partner Reinsurance Company of the U.S. and Swiss Reinsurance America Corporation, all of which had A.M. Best insurer financial strength ratings of A (Excellent) or A+ (Superior) as of December 31, 2011. Our property catastrophe program is subscribed through a broker by reinsurers from the United States, Bermuda, London and the European markets. The largest participant in our property catastrophe program, representing approximately 50 percent of total participation, is the Lloyds of London placement that features numerous syndicates, with the R.J. Kiln group and the Catlin syndicate taking the largest participations. Other primary participants in our property catastrophe program include a Liberty Syndicate, Alterra, Argo Re and Flagstone Reinsurance Limited.

Until 2002 we participated in USAIG, a joint underwriting association of individual insurance companies that collectively functions as a worldwide insurance market for all types of aviation and aerospace accounts. Our participation was terminated after policy year 2002. At year-end 2011, 17.4 percent, or $108 million, of our total reinsurance receivables were related to USAIG, primarily for events of September 11, 2001, offset by $116 million due to USAIG, the third-party administrator for pool participants. If the pool participants and reinsurers were unable to fulfill their financial obligations and all security collateral that supports the participants’ obligations became worthless, we could be liable for an additional pool liability of $220 million and our financial position and results of operations could be materially affected. Currently all pool participants and reinsurers are financially solvent.

Cincinnati Financial Corporation – 2011 10-K - 98

The following table shows our five largest reinsurance receivable amounts by reinsurer at year-end 2011 and 2010. The A.M. Best insurer financial strength ratings as of December 31, 2011 are also shown for each those reinsurers.

	2011		2010
(Dollars in millions)	Total	A.M. Best	Total	A.M. Best
Name of reinsurer	Receivable	Rating	Receivable	Rating

USAIG	$108	NA	$109	NA
Swiss Reinsurance America Corporation	71	A+	84	A
Lloyds of London	63	A	1	A
Munich Reinsurance America	47	A+	54	A+
General Reinsurance Corporation	36	A++	41	A++

Primary components of the 2012 property and casualty reinsurance program include:

•	Property per risk treaty – The primary purpose of the property treaty is to provide capacity up to $25 million, adequate for the majority of the risks we write. It also includes protection for extra-contractual liability coverage losses. We retain the first $6 million of each loss, except for our homeowner line of business, which has a separate treaty that limits our retention to $4 million per loss. Losses between $6 million and $25 million are reinsured at 100 percent. The ceded premium is estimated at $37 million for 2012, compared with $32 million in 2011 and $36 million in 2010. The higher ceded premium for 2012 compared with 2011 is largely due to higher rates and estimates of higher levels of property coverage direct written premiums that are subject to the treaty.

•	Casualty per occurrence treaty – The casualty treaty provides capacity up to $25 million. Similar to the property treaty, it provides sufficient capacity to cover the vast majority of casualty accounts we insure and also includes protection for extra-contractual liability coverage losses. We retain the first $6 million of each loss. Losses between $6 million and $25 million are reinsured at 100 percent. The ceded premium is estimated at $37 million in 2012, similar to approximately $37 million paid in 2011 and in 2010. Lower 2012 rates for this treaty were partially offset by estimates of higher levels of liability coverage direct written premiums that are subject to the treaty.

•	Casualty excess treaties – We purchase a casualty reinsurance treaty that provides an additional $25 million in protection for certain casualty losses. This treaty, along with the casualty per occurrence treaty, provides a total of $50 million of protection for workers’ compensation, extra-contractual liability coverage and clash coverage losses, which would apply when a single occurrence involves multiple policyholders of The Cincinnati Insurance Companies or multiple coverages for one insured. The ceded premium is estimated at approximately $2 million in 2012, similar to the premium we paid in 2011 and 2010.

We purchase a second casualty excess treaty, which provides an additional $20 million in casualty loss coverage. This treaty also provides catastrophic coverage for workers’ compensation and extra-contractual liability coverage losses. The ceded premium is estimated at approximately $1 million for 2012, similar to the premium we paid in 2011 and 2010.

•	Property catastrophe treaty – To protect against catastrophic events such as wind and hail, hurricanes or earthquakes, we purchased property catastrophe reinsurance with a limit up to $600 million. The treaty contains one reinstatement provision. For the 2012 treaty, ceded premiums are estimated at $59 million, up from approximately $49 million in 2011 and in 2010, due to increasing the coverage limit above $500 million plus higher rates. We retain the first $75 million of any loss, up from $45 million for 2011, plus varying shares of losses up to $600 million:

o	51.7 percent of losses between $75 million and $100 million

o	11.3 percent of losses between $100 million and $200 million

o	5.4 percent of losses between $200 million and $300 million

o	5.0 percent of losses between $300 million and $400 million

o	5.0 percent of losses between $400 million and $600 million

After reinsurance, our maximum exposure to a catastrophic event that caused $500 million in covered losses would be $115 million compared with $88 million in 2011 and $104 million in 2010. The largest catastrophe loss event in our history occurred during 2011 from a May 20-27 storm system that included a tornado in Joplin, Missouri, and also significant losses from hail in the Dayton, Ohio, area. Our losses from that storm were estimated at December 31, 2011, to be $235 million before reinsurance.

Cincinnati Financial Corporation – 2011 10-K - 99

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

A form of reinsurance is also provided through The Terrorism Risk Insurance Act of 2002 (TRIA). TRIA was originally signed into law on November 26, 2002, and extended on December 22, 2005, in a revised form, and extended again on December 26, 2007. TRIA provides a temporary federal backstop for losses related to the writing of the terrorism peril in property casualty insurance policies. TRIA now is scheduled to expire December 31, 2014. Under regulations promulgated under this statute, insurers are required to offer terrorism coverage for certain lines of property casualty insurance, including property, commercial multi-peril, fire, ocean marine, inland marine, liability, aircraft and workers’ compensation. In the event of a terrorism event defined by TRIA, the federal government would reimburse terrorism claim payments subject to the insurer’s deductible. The deductible is calculated as a percentage of subject written premiums for the preceding calendar year. Our deductible in 2011 was $366 million (20 percent of 2010 subject premiums), and we estimate it is $383 million (20 percent of 2011 subject premiums) in 2012.

Reinsurance protection for the company’s surety business is covered under separate treaties with many of the same reinsurers that write the property casualty working treaties.

The Cincinnati Specialty Underwriters Insurance Company, which began issuing insurance policies in 2008, has separate property and casualty reinsurance treaties for 2012 through The Cincinnati Insurance Company. Primary components of the treaties include:

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

Assumed Reinsurance

The Cincinnati Insurance Company’s reinsurance program for 2012 includes participation in two assumed reinsurance treaties with Kiln Group Limited, a reinsurer that spreads the risk of very high catastrophe losses among many insurers. The larger treaty has exposure of up to nearly $3 million of assumed losses from a single event and the smaller treaty has exposure of up to nearly $2 million of assumed losses from a single event. The treaties with Kiln Group Limited were in place during 2011 at similar exposure levels. A separate assumed reinsurance treaty, with Munich Re Group, was in effect during 2011 but was not renewed for 2012. The Munich Re Group treaty had exposure of up to $7 million of assumed losses in three layers, from $1.0 billion to $1.7 billion, from a single event.

Cincinnati Financial Corporation – 2011 10-K - 100

Safe Harbor Statement

This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in Item 1A, Risk Factors, Page 26.

Factors that could cause or contribute to such differences include, but are not limited to:

•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes

•	Increased frequency and/or severity of claims

•	Inadequate estimates or assumptions used for critical accounting estimates

•	Recession or other economic conditions resulting in lower demand for insurance products or increased payment delinquencies

•	Declines in overall stock market values negatively affecting the company’s equity portfolio and book value

•	Events resulting in capital market or credit market uncertainty, followed by prolonged periods of economic instability or recession, that lead to:

o	Significant or prolonged decline in the value of a particular security or group of securities and impairment of the asset(s)

o	Significant decline in investment income due to reduced or eliminated dividend payouts from a particular security or group of securities

o	Significant rise in losses from surety and director and officer policies written for financial institutions or other insured entities

•	Prolonged low interest rate environment or other factors that limit the company’s ability to generate growth in investment income or interest rate fluctuations that result in declining values of fixed-maturity investments, including declines in accounts in which we hold bank-owned life insurance contract assets

•	Increased competition that could result in a significant reduction in the company’s premium volume

•	Delays in adoption and implementation of underwriting and pricing methods that could increase our pricing accuracy, underwriting profit and competitiveness

•	Changing consumer insurance-buying habits and consolidation of independent insurance agencies that could alter our competitive advantages

•	Inability to obtain adequate reinsurance on acceptable terms, amount of reinsurance purchased, financial strength of reinsurers and the potential for non-payment or delay in payment by reinsurers

•	Inability to defer policy acquisition costs for any business segment if pricing and loss trends would lead management to conclude that segment could not achieve sustainable profitability

•	Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:

•	Downgrades of the company’s financial strength ratings

o	Concerns that doing business with the company is too difficult

o	Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace

o	Delays or inadequacies in the development, implementation, performance and benefits of technology projects and enhancements

•	Actions of insurance departments, state attorneys general or other regulatory agencies, including a change to a federal system of regulation from a state-based system, that:

o	Impose new obligations on us that increase our expenses or change the assumptions underlying our critical accounting estimates

o	Place the insurance industry under greater regulatory scrutiny or result in new statutes, rules and regulations

o	Restrict our ability to exit or reduce writings of unprofitable coverages or lines of business

o	Add assessments for guaranty funds, other insurance related assessments or mandatory reinsurance arrangements; or that impair our ability to recover such assessments through future surcharges or other rate changes

o	Increase our provision for federal income taxes due to changes in tax law

o	Increase our other expenses

o	Limit our ability to set fair, adequate and reasonable rates

o	Place us at a disadvantage in the marketplace

o	Restrict our ability to execute our business model, including the way we compensate agents

•	Adverse outcomes from litigation or administrative proceedings

•	Events or actions, including unauthorized intentional circumvention of controls, that reduce the company’s future ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002

Cincinnati Financial Corporation – 2011 10-K - 101

•	Unforeseen departure of certain executive officers or other key employees due to retirement, health or other causes that could interrupt progress toward important strategic goals or diminish the effectiveness of certain longstanding relationships with insurance agents and others

•	Events, such as an epidemic, natural catastrophe or terrorism, that could hamper our ability to assemble our workforce at our headquarters location

•	Difficulties with technology or data security breaches, including cyber attacks, that could negatively affect our ability to conduct business and our relationships with agents, policyholders and others

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

Cincinnati Financial Corporation – 2011 10-K - 102

Risks associated with the five asset classes described in Item 1, Investments Segment, Page 20, can be summarized as follows (H – high, A – average, L – low):

	Taxable fixed maturities	Tax-exempt fixed maturities	Common equities	Preferred equities
Political	A	H	A	A
Regulatory	A	A	A	A
Economic	A	A	H	A
Revaluation	A	A	H	A
Interest rate	H	H	A	H
Fraud	A	L	A	A
Credit	A	L	A	A
Default	A	L	A	A

Our investment portfolio had no European sovereign debt holdings but did include a relatively small amount of other European-based securities. The December 31, 2011 fair value total of $424 million consisted of $421 million in bonds and $3 million in preferred stocks. The table below summarizes amounts for those securities by country.

	At December 31, 2011
	Financial		Non-financial		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In millions)	cost	value	cost	value	cost	value
Great Britain	$63	$64	$112	$123	$175	$187
Switzerland	39	40	3	4	42	44
France	28	25	10	10	38	35
Netherlands	12	14	22	25	34	39
Belgium	0	0	28	35	28	35
Germany	8	8	10	10	18	18
Italy	0	0	17	15	17	15
Ireland	11	11	5	6	16	17
Spain	0	0	12	12	12	12
Sweden	0	0	8	8	8	8
Luxembourg	0	0	8	8	8	8
Greece	0	0	6	6	6	6
Total European exposure	$161	$162	$241	$262	$402	$424

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

The final, less significant risk is our exposure to credit risk for a portion of the tax-exempt portfolio that has support from corporate entities. Examples are bonds insured by corporate bond insurers or bonds with interest payments made by a corporate entity through a municipal conduit/authority. Our decisions regarding these investments primarily consider the underlying municipal situation. The existence of third-party insurance is intended to reduce risk in the event of default. In circumstances in which the municipality is unable to meet its obligations, risk would be increased if the insuring entity were experiencing financial duress. Because of our diverse exposure and selection of higher-rated entities with strong financial profiles, we do not believe this is a material concern as we discuss in Item 1, Investments Segment, Page 20.

Cincinnati Financial Corporation – 2011 10-K - 103

Interest Rate Sensitivity Analysis

Because of our strong surplus, long-term investment horizon and ability to hold most fixed-maturity investments to maturity, we believe the company is well positioned if interest rates were to rise. A higher rate environment would provide the opportunity to invest cash flow in higher-yielding securities, while reducing the likelihood of untimely redemptions of currently callable securities. While higher interest rates would be expected to increase the number of fixed-maturity holdings fair valued below 100 percent of amortized cost, we believe lower fixed-maturity security values due solely to interest rate changes would not signal a decline in credit quality.

Our dynamic financial planning model uses analytical tools to assess market risks. As part of this model, the effective duration of the fixed-maturity portfolio is continually monitored by our investment department to evaluate the theoretical impact of interest rate movements.

The table below summarizes the effect of hypothetical changes in interest rates on the fixed-maturity portfolio:

	Interest Rate Shift in Basis Points
(In millions)	-200	-100	0	100	200
At December 31, 2011	$9,597	$9,179	$8,779	$8,390	$8,008

At December 31, 2010	$9,260	$8,814	$8,383	$7,964	$7,568

The effective duration of the fixed-maturity portfolio was 4.4 years at year-end 2011, compared with 5.0 years at year-end 2010. A 100-basis-point movement in interest rates would result in an approximately 4.5 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

Equity Investments

Common stocks are subject to a variety of risk factors encompassed under the umbrella of market risk. General economic swings influence the performance of the underlying industries and companies within those industries. In 2008 for example, a downturn in the economy had a negative effect on an equity portfolio. Industry- and company-specific risks also have the potential to substantially affect the value of our portfolio. We implemented new investment guidelines in 2008 to help address these risks by diversifying the portfolio and establishing parameters to help manage exposures.

Our equity holdings represented $2.956 billion in fair value and accounted for approximately 53 percent of the unrealized appreciation of the entire portfolio at year-end 2011. See Item 1, Investments Segment, Page 20, for additional details on our holdings.

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

Application of Asset Impairment Policy

As discussed in Item 7, Critical Accounting Estimates, Asset Impairment, Page 46, our fixed-maturity and equity investment portfolios are evaluated differently for other-than-temporary impairments. The company’s asset impairment committee monitors a number of significant factors for indications of investments fair valued below the carrying amount may not be recoverable. The application of our impairment policy resulted in OTTI charges that reduced our income before income taxes by $57 million in 2011, $36 million in 2010 and $131 million in 2009. Impairments are discussed in Item 7, Investment Results of Operations, Page 81.

We expect the number of securities fair valued below 100 percent of cost or amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, cost or amortized cost for some securities have been revised due to impairment charges recognized in prior periods. At year-end 2011, 137 of the 2,724 securities we owned were fair valued below 100 percent of cost or amortized cost compared with 316 of the 2,671 securities we owned at year-end 2010 and 355 of the 2,505 securities we owned at year-end 2009.

Cincinnati Financial Corporation – 2011 10-K - 104

The 137 holdings fair valued below cost or amortized cost at year-end 2011 represented 7.0 percent of invested assets and $53 million in unrealized losses.

•	122 of these holdings were fair valued between 90 percent and 100 percent of cost or amortized cost. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 122 securities was $654 million at year-end 2011, and they accounted for $20 million in unrealized losses.

•	14 of these holdings were fair valued between 70 percent and 90 percent of cost or amortized cost. The fair value of these holdings was $162 million, and they accounted for $33 million in unrealized losses. These securities, which are being closely monitored, have been affected by a combination of factors including wider credit spreads driven primarily by the continuing effects of pressure in the real estate market and the slow pace of the economic recovery. The majority of these securities are in the financial-related sectors.

•	One security was fair valued below 70 percent of cost at year-end 2011. The fair value of this security was $1 million, and it accounted for less than $1 million in unrealized loss.

The following table summarizes the length of time securities in the investment portfolio have been in a continuous unrealized gain or loss position.

	Less than 12 months		12 months or more		Total
(In millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
At December 31, 2011
Fixed maturities:
States, municipalities and political subdivisions	$-	$-	$12	$-	$12	$-
United States government	1	-	-	-	1	-
Government-sponsored enterprises	10	-	-	-	10	-
Corporate securities	380	13	57	5	437	18
Subtotal	391	13	69	5	460	18
Equity securities:
Common equities	333	35	-	-	333	35
Preferred equities	5	-	19	-	24	-
Subtotal	338	35	19	-	357	35
Total	$729	$48	$88	$5	$817	$53

At December 31, 2010
Fixed maturities:
States, municipalities and political subdivisions	$325	$9	$9	$1	$334	$10
Government-sponsored enterprises	133	1	-	-	133	1
Corporate securities	354	6	39	3	393	9
Subtotal	812	16	48	4	860	20
Equity securities:
Common equities	337	28	-	-	337	28
Preferred equities	5	-	23	1	28	1
Subtotal	342	28	23	1	365	29
Total	$1,154	$44	$71	$5	$1,225	$49

Cincinnati Financial Corporation – 2011 10-K - 105

The following table summarizes our investment portfolio, classifying securities based on fair values relative to cost or amortized cost:

		Cost or		Gross	Gross
	Number	amortized	Fair	unrealized	investment
(Dollars in millions)	of issues	cost	value	gain/loss	income
At December 31, 2011
Taxable fixed maturities:
Fair valued below 70% of amortized cost	0	$0	$0	$0	$0
Fair valued at 70% to less than 100% of amortized cost	111	466	448	(18)	19
Fair valued at 100% and above of amortized cost	1,271	4,903	5,399	496	276
Securities sold in current year	0	0	0	0	15
Total	1,382	5,369	5,847	478	310

Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	0	0	0	0	0
Fair valued at 70% to less than 100% of amortized cost	9	12	12	0	0
Fair valued at 100% and above of amortized cost	1,245	2,703	2,920	217	114
Securities sold in current year	0	0	0	0	3
Total	1,254	2,715	2,932	217	117

Common equities:
Fair valued below 70% of cost	1	1	1	0	0
Fair valued at 70% to less than 100% of cost	13	367	332	(35)	9
Fair valued at 100% and above of cost	56	1,720	2,521	801	77
Securities sold in current year	0	0	0	0	9
Total	70	2,088	2,854	766	95

Preferred equities:
Fair valued below 70% of cost	0	0	0	0	0
Fair valued at 70% to less than 100% of cost	3	24	24	0	1
Fair valued at 100% and above of cost	15	50	78	28	5
Securities sold in current year	0	0	0	0	0
Total	18	74	102	28	6

Portfolio summary:
Fair valued below 70% of cost or amortized cost	1	1	1	0	0
Fair valued at 70% to less than 100% of cost or amortized cost	136	869	816	(53)	29
Fair valued at 100% and above of cost or amortized cost	2,587	9,376	10,918	1,542	472
Investment income on securities sold in current year	0	0	0	0	27
Total	2,724	$10,246	$11,735	$1,489	$528

At December 31, 2010
Portfolio summary:
Fair valued below 70% of cost or amortized cost	0	$0	$0	$0	$0
Fair valued at 70% to less than 100% of cost or amortized cost	316	1,274	1,225	(49)	38
Fair valued at 100% and above of cost or amortized cost	2,355	8,900	10,199	1,299	457
Investment income on securities sold in current year	0	0	0	0	27
Total	2,671	$10,174	$11,424	$1,250	$522

Cincinnati Financial Corporation – 2011 10-K - 106

Item 8.	Financial Statements and Supplementary Data

Responsibility for Financial Statements

We have prepared the consolidated financial statements of Cincinnati Financial Corporation and our subsidiaries for the year ended December 31, 2011, in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

The audit committee meets periodically with management, our independent registered public accounting firm and our internal auditors to discuss how each is handling its respective responsibilities. The audit committee reports its findings to the board of directors. The audit committee recommends to the board the annual appointment of the independent registered public accounting firm. The audit committee reviews with this firm the scope of the audit assignment and the adequacy of internal controls and procedures.

Deloitte & Touche LLP, our independent registered public accounting firm, audited the consolidated financial statements of Cincinnati Financial Corporation and subsidiaries for the year ended December 31, 2011. Its report is on Page 109. Deloitte & Touche LLP met with our audit committee to discuss the results of their examination. They have the opportunity to discuss the adequacy of internal controls and the quality of financial reporting without management present.

Cincinnati Financial Corporation – 2011 10-K - 107

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2011, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment was based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the company maintained effective internal control over financial reporting as of December 31, 2011. The assessment led management to conclude that, as of December 31, 2011, the company’s internal control over financial reporting was effective based on those criteria.

The company’s independent registered public accounting firm has issued an audit report on our internal control over financial reporting as of December 31, 2011. This report appears on Page 109.

/S/ Steven J. Johnston

Steven J. Johnston, FCAS, MAAA, CFA

President and Chief Executive Officer

/S/ Michael J. Sewell

Michael J. Sewell, CPA

Chief Financial Officer, Senior Vice President and Treasurer

February 29, 2012

Cincinnati Financial Corporation – 2011 10-K - 108

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Cincinnati Financial Corporation

Fairfield, Ohio

We have audited the accompanying consolidated balance sheets of Cincinnati Financial Corporation and subsidiaries (the company) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(c). We also have audited the company’s internal control over financial reporting as of December 31, 2011, based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ Deloitte & Touche LLP

Cincinnati, Ohio

February 29, 2012

Cincinnati Financial Corporation – 2011 10-K - 109

Cincinnati Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
(In millions except per share data)	2011	2010

ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2011—$8,084; 2010—$7,888)	$8,779	$8,383
Equity securities, at fair value (cost: 2011—$2,162; 2010—$2,286)	2,956	3,041
Other invested assets	66	84
Total investments	11,801	11,508
Cash and cash equivalents	438	385
Investment income receivable	119	119
Finance receivable	76	73
Premiums receivable	1,087	1,015
Reinsurance receivable	622	572
Prepaid reinsurance premiums	24	18
Deferred policy acquisition costs	510	488
Land, building and equipment, net, for company use (accumulated depreciation: 2011—$376; 2010—$352)	227	229
Other assets	93	67
Separate accounts	671	621
Total assets	$15,668	$15,095

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$4,339	$4,200
Life policy reserves	2,214	2,034
Unearned premiums	1,633	1,553
Other liabilities	517	539
Deferred income tax	314	260
Note payable	104	49
Long-term debt and capital lease obligation	821	807
Separate accounts	671	621
Total liabilities	10,613	10,063

Commitments and contingent liabilities (Note 16)	—	—

SHAREHOLDERS' EQUITY
Common stock, par value—$2 per share; (authorized: 2011—500 million shares, 2010—500 million shares; issued: 2011—196 million shares, 2010—196 million shares)	393	393
Paid-in capital	1,096	1,091
Retained earnings	3,885	3,980
Accumulated other comprehensive income	901	769
Treasury stock at cost (2011—34 million shares, 2010—34 million shares)	(1,220)	(1,201)
Total shareholders' equity	5,055	5,032
Total liabilities and shareholders' equity	$15,668	$15,095

Accompanying notes are an integral part of these consolidated financial statements.

Cincinnati Financial Corporation – 2011 10-K - 110

Cincinnati Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Years ended December 31,
(In millions except per share data)	2011	2010	2009
REVENUES
Earned premiums	$3,194	$3,082	$3,054
Investment income, net of expenses	525	518	501
Fee revenues	4	4	3
Other revenues	10	9	9
Realized investment gains (losses), net
Other-than-temporary impairments on fixed maturity securities	(5)	(3)	(62)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	-	-	-
Other realized investment gains (losses), net	75	162	398
Total realized investment gains (losses), net	70	159	336
Total revenues	3,803	3,772	3,903

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	2,524	2,180	2,242
Underwriting, acquisition and insurance expenses	1,036	1,021	1,004
Other operating expenses	13	16	20
Interest expense	54	54	55
Total benefits and expenses	3,627	3,271	3,321

INCOME BEFORE INCOME TAXES	176	501	582

PROVISION (BENEFIT) FOR INCOME TAXES
Current	27	94	79
Deferred	(17)	30	71
Total provision for income taxes	10	124	150

NET INCOME	$166	$377	$432

PER COMMON SHARE
Net income—basic	$1.02	$2.32	$2.66
Net income—diluted	1.02	2.31	2.65

Accompanying notes are an integral part of these consolidated financial statements.

Cincinnati Financial Corporation – 2011 10-K - 111

Cincinnati Financial Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

					Accumulated		Total
	Common Stock				Other		Share-
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	holders'
(In millions)	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance December 31, 2008	162	$393	$1,069	$3,579	$347	$(1,206)	$4,182

Net income	-	-	-	432	-	-	432
Other comprehensive income, net	-	-	-	-	383	-	383
Total comprehensive income							815
Cumulative effect of change in accounting for other-than-temporary impairments as of April 1, 2009, net of tax	-	-	-	106	(106)	-	-
Dividends declared	-	-	-	(255)	-	-	(255)
Stock options exercised	-	-	-	-	-	1	1
Stock-based compensation	-	-	10	-	-	-	10
Other	-	-	2	-	-	5	7
Balance December 31, 2009	162	$393	$1,081	$3,862	$624	$(1,200)	$4,760

Balance December 31, 2009	162	$393	$1,081	$3,862	$624	$(1,200)	$4,760

Net income	-	-	-	377	-	-	377
Other comprehensive income, net	-	-	-	-	145	-	145
Total comprehensive income							522
Dividends declared	-	-	-	(259)	-	-	(259)
Stock options exercised	1	-	(2)	-	-	2	-
Stock-based compensation	-	-	11	-	-	-	11
Purchases of treasury shares	-	-	-	-	-	(10)	(10)
Other	-	-	1	-	-	7	8
Balance December 31, 2010	163	$393	$1,091	$3,980	$769	$(1,201)	$5,032

Balance December 31, 2010	163	$393	$1,091	$3,980	$769	$(1,201)	$5,032

Net income	-	-	-	166	-	-	166
Other comprehensive income, net	-	-	-	-	132	-	132
Total comprehensive income							298
Dividends declared	-	-	-	(261)	-	-	(261)
Stock options exercised	-	-	(10)	-	-	6	(4)
Stock-based compensation	-	-	13	-	-	-	13
Purchases of treasury shares	(1)	-	-	-	-	(32)	(32)
Other	-	-	2	-	-	7	9
Balance December 31, 2011	162	$393	$1,096	$3,885	$901	$(1,220)	$5,055

Accompanying notes are an integral part of these consolidated financial statements.

Cincinnati Financial Corporation – 2011 10-K - 112

Cincinnati Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
(In millions)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$166	$377	$432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	42	41	38
Realized gains on investments, net	(70)	(159)	(336)
Stock-based compensation	13	11	10
Interest credited to contract holders	51	48	43
Deferred income tax (benefit) expense	(17)	30	71
Changes in:
Investment income receivable	-	(1)	(20)
Premiums and reinsurance receivable	(128)	80	148
Deferred policy acquisition costs	(33)	(23)	(12)
Other assets	2	3	10
Loss and loss expense reserves	139	58	56
Life policy reserves	76	113	110
Unearned premiums	80	44	(35)
Other liabilities	(49)	(18)	5
Current income tax receivable/payable	(25)	(73)	5
Net cash provided by operating activities	247	531	525
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	71	199	187
Call or maturity of fixed maturities	808	886	659
Sale of equity securities	539	273	1,247
Purchase of fixed maturities	(1,087)	(1,483)	(2,135)
Purchase of equity securities	(337)	(396)	(796)
Change in short-term investments, net	-	7	78
Investment in buildings and equipment, net	(7)	(17)	(42)
Investment in finance receivables	(32)	(27)	(34)
Collection of finance receivables	30	29	30
Change in other invested assets, net	7	-	(9)
Net cash used in investing activities	(8)	(529)	(815)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(255)	(252)	(249)
Purchase of treasury shares	(32)	(10)	-
Increase in notes payable	55	-	-
Proceeds from stock options exercised	1	-	-
Contract holders' funds deposited	172	170	162
Contract holders' funds withdrawn	(121)	(74)	(66)
Excess tax benefits on share-based compensation	5	2	-
Other	(11)	(10)	(9)
Net cash used in financing activities	(186)	(174)	(162)
Net change in cash and cash equivalents	53	(172)	(452)
Cash and cash equivalents at beginning of year	385	557	1,009
Cash and cash equivalents at end of period	$438	$385	$557

Supplemental disclosures of cash flow information:
Interest paid	$53	$53	$55
Income taxes paid	51	167	74
Non-cash activities:
Conversion of securities	$-	$5	$90
Equipment acquired under capital lease obligations	28	-	15

Accompanying notes are an integral part of these consolidated financial statements.

Cincinnati Financial Corporation – 2011 10-K - 113

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations

Cincinnati Financial Corporation (CFC) operates through our insurance group and two complementary subsidiary companies.

The Cincinnati Insurance Company leads our standard market property casualty insurance group that also includes two subsidiaries: The Cincinnati Casualty Company and The Cincinnati Indemnity Company. This group markets a broad range of standard market business, homeowner and auto policies. The group provides quality customer service to our select group of 1,312 independent insurance agencies with 1,648 reporting locations across 39 states. Other subsidiaries of The Cincinnati Insurance Company include The Cincinnati Life Insurance Company, which markets life and disability income insurance and annuities, and The Cincinnati Specialty Underwriters Insurance Company, which began offering excess and surplus lines property and casualty insurance products in 2008.

The two complementary subsidiaries are CSU Producer Resources Inc., which offers insurance brokerage services to our independent agencies so their clients can access our excess and surplus lines insurance products, and CFC Investment Company (CFC-I), which offers commercial leasing and financing services to our agents, their clients and other customers.

Basis of Presentation

Our consolidated financial statements include the accounts of the parent and its wholly owned subsidiaries and are presented in conformity with accounting principles generally accepted in the United States of America (GAAP). All intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Our actual results could differ from those estimates.

In the fourth quarter of 2011, we changed our presentation of long-term debt in our consolidated balance sheets to include capital lease obligations now under the single caption, “Long-term debt and capital lease obligation.” Previously capital lease obligations were included in the single caption, “Other liabilities.” We reclassified $17 million of capital lease obligations into “Long-term debt and capital lease obligation” for the prior year presented.

Earnings per Share

Net income per common share is based on the weighted average number of common shares outstanding during each of the respective years. We calculate net income per common share (diluted) assuming the exercise of stock-based awards.

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Standards Codification (ASC) 718, Compensation – Stock Compensation. We grant qualified and non-qualified stock-based compensation under authorized plans. The stock options vest ratably over three years following the date of grant and are exercisable over 10-year periods. We grant service-based restricted stock units that cliff vest three years after the date of grant. We also grant performance-based restricted stock units that vest if certain performance conditions are attained. In 2011, the CFC compensation committee approved a mix of incentive stock options, non-qualified stock options, service-based restricted and performance-based restricted stock units. See Note 17, Stock-Based Associate Compensation Plans, Page 134, for further details.

Employee Benefit Pension Plan

We sponsor a defined benefit pension plan that was modified during 2008. We froze entry into the pension plan, and only participants 40 years of age or older could elect to remain in the plan. Our pension expense is based on certain actuarial assumptions and also is composed of several components that are determined using the projected unit credit actuarial cost method. Refer to Note 13, Employee Retirement Benefits, Page 130 for more information regarding our defined benefit pension plan.

Property Casualty Insurance

Property casualty written premiums are deferred and recorded as earned premiums on a pro rata basis over the terms of the policies. We record as unearned premiums the portion of written premiums that applies to unexpired policy terms. The expenses associated with issuing insurance policies – primarily commissions, premium taxes and underwriting costs – are deferred and amortized over the terms of the policies. We assess recoverability of deferred acquisition costs at the segment level, consistent with the way we acquire, service and manage insurance policies and measure profitability. We analyze our acquisition cost assumptions to reflect actual experience, and we test for potential premium deficiencies.

Cincinnati Financial Corporation – 2011 10-K - 114

A segment premium deficiency is recorded when the sum of expected loss and loss adjustment expenses, expected policyholder dividends and unamortized deferred acquisition expenses exceeds the total of unearned premiums and anticipated investment income. A premium deficiency is first recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency is greater than unamortized acquisition costs, a liability is accrued for the excess deficiency. We did not record a premium deficiency for the three years ended 2011, 2010 and 2009.

Certain property casualty policies are not booked before the effective date. An actuarial estimate is made to determine the amount of unbooked written premiums. A large majority of the estimate is unearned and does not have a material impact on earned premiums.

Premiums receivable are reviewed for impairment on a quarterly basis. We currently do not have an allowance for uncollectible premiums.

We establish reserves to cover the expected cost of claims, losses and expenses related to investigating, processing and resolving claims. Although the appropriate amount of reserves is inherently uncertain, we base our decisions on past experience and current facts. Reserves are based on claims reported prior to the end of the year and estimates of unreported claims. We take into account the fact that we may recover some of our costs through salvage and subrogation reserves. We regularly review and update reserves using the most current information available. Any resulting adjustments are reflected in current calendar year insurance losses and policyholder benefits.

The consolidated property casualty companies actively write property casualty insurance through independent agencies in 39 states. Our 10 largest states generated 66.5 percent and 67.1 percent of total earned premiums in 2011 and 2010,respectively. Ohio, our largest state, accounted for 19.5 percent and 20.5 percent of total earned premiums in 2011 and 2010, respectively. Georgia, Illinois, Indiana, Michigan, North Carolina, Pennsylvania and Virginia each accounted for between 4 percent and 8 percent of total earned premiums in 2011. Our largest single agency relationship accounted for approximately 1.2 percent of our total property casualty earned premiums in 2011. No aggregate agency relationship locations under a single ownership structure accounted for more than 2.1 percent of our total property casualty earned premiums in 2011.

Policyholder Dividends

Certain workers’ compensation policies include the possibility of a policyholder earning a return of a portion of its premium in the form of a policyholder dividend. The dividend generally is calculated by determining the profitability of a policy year along with the associated premium. We reserve for all probable future policyholder dividend payments. We record policyholder dividends as underwriting, acquisition and insurance expenses.

Profit-Sharing Commission Accrual

We base the profit-sharing commission accrual estimate from property casualty underwriting results. These commissions are paid to agencies using a formula that takes into account agency profitability and premium volume. The commission accrual of $68 million as of December 31, 2011, contributed 2.2 percentage points to the property casualty combined ratio. Profit-sharing commission accruals for 2010 and 2009 were $77 million and $81 million, respectively.

Life and Health Insurance

We offer several types of life insurance and disability income insurance, and we account for each according to the duration of the contract. Short-duration contracts are written to cover claims that arise during a short, fixed term of coverage. We generally have the right to change the amount of premium charged or cancel the coverage at the end of each contract term. Group life insurance is an example. We record premiums for short-duration life and health contracts similarly to property casualty contracts.

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

We establish a liability for traditional long-duration contracts as we receive premiums. The amount of this liability is the present value of future expenses and benefits less the present value of future net premiums. Net premium is the portion of gross premium required to provide for all expenses and benefits. We estimate future expenses and benefits and net premium using assumptions for expected expenses, mortality, morbidity, withdrawal rates and investment income. We include a provision for deviation, meaning we allow for some uncertainty in making our assumptions. We establish our assumptions when the contract is issued, and we generally maintain those assumptions for the life of the contract. We use both our own experience and industry experience, adjusted for historical trends, in arriving at our assumptions for expected mortality, morbidity and withdrawal rates. We use our own experience and historical trends for setting our assumption for expected expenses. We base our assumption for expected investment income on our own experience, adjusted for current economic conditions.

Cincinnati Financial Corporation – 2011 10-K - 115

When we issue a traditional long-duration contract, we capitalize acquisition costs. Acquisition costs are costs that vary with, and are primarily related to, the production of new business. We then charge these deferred policy acquisition costs to expenses over the premium-paying period of the contract, and we use the same assumptions used in establishing the liability for the contract. We update our acquisition cost assumptions periodically to reflect actual experience, and we evaluate our deferred acquisition cost for recoverability.

Universal life contracts are long-duration contracts for which contractual provisions are not fixed, unlike whole life insurance. Universal life contracts allow policyholders to vary the amount of premium, within limits, without our consent. However, we may vary the mortality, expense charges and the interest crediting rate, within limits, used to accumulate policy values. We do not record universal life premiums as revenue. Instead we recognize as revenue the mortality charges, administration charges and surrender charges when received. Some of our universal life contracts assess administration charges in the early years of the contract that are compensation for services we will provide in the later years of the contract. These administration charges are deferred and are recognized over the period when we provide those future services.

For universal life long-duration contracts, we maintain a liability equal to the policyholder account value. There is no provision for adverse deviation. Some of our universal life policies contain no-lapse guarantee provisions. For these policies, we establish a reserve in addition to the account balance, based on expected no-lapse guarantee benefits and expected policy assessments.

When we issue a universal life long-duration contract, we capitalize acquisition costs. We then charge these capitalized costs to expenses over the term of coverage of the contract in accordance with the recognition of gross profit from the contract. When we charge deferred policy acquisition costs to expenses, we use assumptions based on our best estimates of long-term experience. We review and modify these assumptions on a regular basis.

Separate Accounts

We issue universal life contracts with guaranteed minimum returns, referred to as bank-owned life insurance contracts (BOLIs). A BOLI is designed so the bank is the policy owner and the policy beneficiary. We legally segregate and record as separate accounts the assets and liabilities for some of our BOLIs, based on the specific contract provisions. We guarantee minimum investment returns, account values and death benefits for our separate account BOLIs. Our other BOLIs are general account products.

We carry the assets of separate account BOLIs at fair value. The liabilities on separate account BOLIs primarily are the contract holders’ claims to the related assets and are carried at an amount equal to the contract holders’ account value. At December 31, 2011, the current fair value of the BOLI invested assets and cash exceeded the current fair value of the contract holders’ account value by approximately $42 million. If the BOLI projected fair value were to fall below the value we guaranteed, a liability would be established by a charge to the company’s earnings.

Generally, investment income and realized investment gains and losses of the separate accounts accrue directly to the contract holder, and we do not include them in the Consolidated Statements of Income. Revenues and expenses related to separate accounts consist of contractual fees and mortality, surrender and expense risk charges. Also, each separate account BOLI includes a negotiated capital gain and loss sharing arrangement between the company and the bank. A percentage of each separate account’s realized capital gain and loss representing contract fees and assessments accrues to us and is transferred from the separate account to our general account and is recognized as revenue or expense.

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

Cincinnati Financial Corporation – 2011 10-K - 116

Cash and Cash Equivalents

Cash and cash equivalents are highly liquid instruments that include liquid debt instruments with original maturities of less than three months. These are carried at cost, which approximates fair value.

Investments

Our portfolio investments are primarily in publicly traded fixed-maturity, equity and short-term investments. Fixed-maturity investments (taxable bonds, tax-exempt bonds and redeemable preferred stocks) and equity investments (common and non-redeemable preferred stocks) are classified as available for sale and recorded at fair value in the consolidated financial statements. The number of fixed-maturity securities with fair value below 100 percent of amortized cost can be expected to fluctuate as interest rates rise or fall. Because of our strong surplus and long-term investment horizon, our general intent is to hold fixed-maturity investments until maturity, regardless of short-term fluctuations in fair values.

On April 1, 2009, we adopted a subsection of ASC 320, Recognition and Presentation of Other-Than-Temporary Impairments (OTTI). Our invested asset impairment policy states that fixed maturities the company (1) intends to sell or (2) more likely than not will be required to sell before recovery of their amortized cost basis are deemed to be other-than-temporarily impaired. The amortized cost of any such securities is reduced to fair value as the new cost basis, and a realized loss is recorded in the period in which it is recognized. When these two criteria are not met, and the company believes that full collection of interest and/or principal is not likely, we determine the net present value of future cash flows by using the effective interest rate implicit in the security at the date of acquisition as the discount rate and compare that amount with the amortized cost and fair value of the security. The difference between the net present value of the expected future cash flows and amortized cost of the security is considered a credit loss and recognized as a realized loss in the period in which it occurred. The difference between the fair value and the net present value of the cash flows of the security, the non-credit loss, is recognized in other comprehensive income as an unrealized loss. With the adoption of this subsection of ASC 320 in the second quarter of 2009, we recognized a cumulative effect adjustment of $106 million, net of tax, to reclassify the non-credit component of previously recognized impairments by increasing retained earnings and reducing accumulated other comprehensive income (AOCI).

When determining OTTI charges for our equity portfolio, our invested asset impairment policy considers qualitative and quantitative factors, including facts and circumstances specific to individual securities, asset classes, the financial condition of the issuer, changes in dividend payment, the length of time fair value had been less than cost, the severity of the decline in fair value below cost, the volatility of the security and our ability and intent to hold each position until its forecasted recovery.

Included within our other invested assets are $37 million of life policy loans and $29 million of venture capital fund investments. Life policy loans are carried at the receivable value, which approximates fair value. The venture capital funds provide their financial statements to us and generally report investments on their balance sheets at fair value. We use the equity method of accounting for venture capital fund investments.

We include the non-credit portion of fixed-maturity OTTI charges and all other unrealized gains and losses on investments, net of taxes, in shareholders’ equity as AOCI. Realized gains and losses on investments are recognized in net income based on the trade date accounting method.

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

ASC 820 defines fair value as the exit price or the amount that would be (1) received to sell an asset or (2) paid to transfer a liability in an orderly transaction between marketplace participants at the measurement date. When determining an exit price, we rely upon observable market data whenever possible. We primarily base fair value for investments in equity and fixed-maturity securities (including redeemable preferred stock and assets held in separate accounts) on quoted market prices or on prices from a pricing vendor, an outside resource that supplies global securities pricing, dividend, corporate action and descriptive information to support fund pricing, securities operations, research and portfolio management. The company obtains and reviews the pricing service’s valuation methodologies and related inputs and validates these prices by replicating a sample across each asset class using a discounted cash flow model. When a price is not available from these sources, as in the case of securities that are not publicly traded, we determine the fair value using various inputs including quotes from independent brokers. The fair value of investments not priced by a pricing vendor is less than 1 percent of the fair value of our total investment portfolio. See Note 3, Fair Value Measurements, Page 123, for further details.

Cincinnati Financial Corporation – 2011 10-K - 117

For the purpose of ASC 825 disclosure, we estimate the fair value of liabilities for investment contracts and annuities. These estimates are developed using discounted cash flow calculations across a wide range of economic interest rate scenarios with a provision for our own credit risk. We base fair value for long-term senior notes on the quoted market prices for such notes. We base fair value for notes payable on our year-end outstanding balance. We also estimate the fair value for assets arising from policyholder loans on insurance contracts using a discounted cash flow model.

Derivative Financial Instruments and Hedging Activities

We account for derivative financial instruments as prescribed by ASC 815, Derivatives and Hedging. The hedging definitions included in ASC 815 guide our recognition of the changes in the fair value of derivative financial instruments either as realized gains or losses in the consolidated statements of income or as a component of AOCI in shareholder’s equity in the period for which they occur.

Lease/Finance

Our leasing subsidiary provides auto and equipment direct financing (leases and loans) to commercial and individual clients. We generally transfer ownership of the property to the client as the terms of the leases expire. Our lease contracts contain bargain purchase options. We account for these leases and loans as direct financing-type leases. We record income over the financing term using the effective interest method. Finance receivables are reviewed for impairment on a quarterly basis. Impairment of our finance receivables is considered insignificant to our consolidated financial condition, results of operations and cash flows.

We capitalize and amortize lease or loan origination costs over the life of the financing, using the effective interest method. These costs may include, but are not limited to: finder fees, broker fees, filing fees and the cost of credit reports.

Land, Building and Equipment

We record land at cost, and record building and equipment at cost less accumulated depreciation. Certain equipment held under capital leases also is classified as property and equipment with the related lease obligations recorded as liabilities. We capitalize and amortize costs for internally developed computer software during the application development stage. These costs generally consist of external consulting, payroll and payroll-related costs. Our depreciation is based on estimated useful lives (ranging from three years to 39½ years) using straight-line and accelerated methods. Depreciation expense was $46 million in 2011, $40 million in 2010, and $48 million in 2009. We monitor land, building and equipment and software for potential impairments. Potential impairments may include a significant decrease in the fair values of the assets, considerable cost overruns on projects, a change in legal factors or business climate or other factors that indicate that the carrying amount may not be recoverable. There were no recorded land, building and equipment impairments for 2011, 2010 or 2009.

Income Taxes

We calculate deferred income tax liabilities and assets using tax rates in effect when temporary differences in financial statement income and taxable income are expected to reverse. We recognize deferred income taxes for numerous temporary differences between our taxable income and financial statement income and other changes in shareholders’ equity. Such temporary differences relate primarily to unrealized gains and losses on investments and differences in the recognition of deferred acquisition costs, unearned premium and insurance reserves. We charge deferred income taxes associated with unrealized appreciation and depreciation (except the amounts related to the effect of income tax rate changes) to shareholders’ equity in AOCI. We charge deferred taxes associated with other differences to income.

See Note 11, Income Taxes, Page 129, for further detail on our uncertain tax positions. Although no Internal Revenue Service (IRS) penalties currently are accrued, if incurred, they would be recognized as a component of income tax expense. Accrued IRS interest expense is recognized as other operating expense in the consolidated statements of income.

Subsequent Events

There were no subsequent events requiring adjustment to the financial statements or disclosure.

Pending Accounting Standards

•	In October 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU 2010-26 modifies the definitions of the type of costs incurred by insurance entities that can be capitalized in the successful acquisition of new and renewal contracts. ASU 2010-26 requires incremental direct costs of successful contract acquisition as well as certain costs related to underwriting, policy issuance and processing, medical and inspection and sales force contract selling for successful contract acquisition to be capitalized. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. The effective date of ASU 2010-26 is for interim and annual reporting periods beginning after December 15, 2011. We anticipate that ASU 2010-26 will have an after-tax reduction on our shareholders’ equity of approximately $20 million, or about $0.12 of book value per share. We will adopt the ASU retrospectively. The ASU will not have a material impact on our company’s financial position, cash flows or results of operations on a historical or prospective basis.

Cincinnati Financial Corporation – 2011 10-K - 118

•	In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The ASU converges fair value measurement and disclosures among U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and expands disclosure requirements, particularly for Level 3 inputs. The ASU is effective for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The ASU has not yet been adopted and will not have a material impact on our company’s financial position, cash flows or results of operations.

•	In December 2011, the FASB issued ASU 2011-11, Disclosures About Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU is effective for interim and annual reporting periods beginning on or after January 1, 2013, and should be applied retrospectively for all comparative periods presented. The ASU has not yet been adopted and will not have a material impact on our company’s financial position, cash flows or results of operations.

•	In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single, continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-12 defers the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The deferral of those changes allows the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income for all periods presented. We will continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. ASU 2011-12 is effective for the same time period as ASU 2011-05, which is for interim and annual reporting periods beginning after December 15, 2011. The ASU has not yet been adopted and will not have a material impact on our company’s financial position, cash flows or results of operations.

Adopted Accounting Standards

•	In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 applies to all entities that are required to make disclosures about recurring or nonrecurring fair value measurements. ASU 2010-06 requires separate disclosures of the activity in the Level 3 category related to any purchases, sales, issuances and settlements on a gross basis. The company adopted ASU 2010-06 during 2011, and it did not have a material impact on our company’s financial position, cash flows or results of operations as it focuses on additional disclosures.

•	In April 2010, the FASB issued ASU 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. ASU 2010-15 applies to all insurance entities that have separate accounts that meet the definition and requirements set forth in the Accounting Standards Codification Manual. ASU 2010-15 clarifies that an insurance entity should not consider any separate account interests held for the benefit of contract holders in an investment to be the insurer’s interests. The insurance entity should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation. The insurance entity may combine those interests when the separate account interests are held for the benefit of a related-party policyholder as defined in the Variable Interest Subsections of the Consolidation topic in the Codification Manual. The company adopted ASU 2010-15 during 2011, and it did not have a material impact on our company’s financial position, cash flows or results of operations.

Cincinnati Financial Corporation – 2011 10-K - 119

2.	Investments

The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our invested assets:

	Cost or
	amortized	Gross unrealized		Fair
(In millions)	cost	gains	losses	value
At December 31, 2011
Fixed maturities:
States, municipalities and political subdivisions	$3,006	$246	$-	$3,252
Convertibles and bonds with warrants attached	59	-	-	59
United States government	6	1	-	7
Government-sponsored enterprises	159	1	-	160
Foreign government	3	-	-	3
Corporate securities	4,851	465	18	5,298
Subtotal	8,084	713	18	8,779
Equity securities:
Common equities	2,088	801	35	2,854
Preferred equities	74	28	-	102
Subtotal	2,162	829	35	2,956
Total	$10,246	$1,542	$53	$11,735

At December 31, 2010
Fixed maturities:
States, municipalities and political subdivisions	$3,043	$110	$10	$3,143
Convertibles and bonds with warrants attached	69	-	-	69
United States government	4	1	-	5
Government-sponsored enterprises	201	-	1	200
Foreign government	3	-	-	3
Corporate securities	4,568	404	9	4,963
Subtotal	7,888	515	20	8,383
Equity securities:
Common equities	2,211	757	28	2,940
Preferred equities	75	27	1	101
Subtotal	2,286	784	29	3,041
Total	$10,174	$1,299	$49	$11,424

The net unrealized investment gains in our fixed-maturity portfolio are primarily the result of the current low interest rate environment that increased their fair value. The net unrealized investment gains in our common stock portfolio are primarily from two holdings, The Procter & Gamble Company (NYSE:PG) and Exxon Mobil Corporation (NYSE:XOM), which had a combined net gain position of $213 million. At December 31, 2011, we had $59 million fair value of hybrid securities included in fixed maturities that follow ASC 815-15-25, Accounting for Certain Hybrid Financial Instruments. The hybrid securities are carried at fair value, and the changes in fair value are included in realized investment gains and losses. For the years ended December 31, 2011 and 2010, there were no other-than-temporary impairments included within AOCI.

Cincinnati Financial Corporation – 2011 10-K - 120

The table below provides fair values and unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In millions)	value	losses	value	losses	value	losses
At December 31, 2011
Fixed maturities:
States, municipalities and political subdivisions	$-	$-	$12	$-	$12	$-
United States government	1	-	-	-	1	-
Government-sponsored enterprises	10	-	-	-	10	-
Corporate securities	380	13	57	5	437	18
Subtotal	391	13	69	5	460	18
Equity securities:
Common equities	333	35	-	-	333	35
Preferred equities	5	-	19	-	24	-
Subtotal	338	35	19	-	357	35
Total	$729	$48	$88	$5	$817	$53

At December 31, 2010
Fixed maturities:
States, municipalities and political subdivisions	$325	$9	$9	$1	$334	$10
Government-sponsored enterprises	133	1	-	-	133	1
Corporate securities	354	6	39	3	393	9
Subtotal	812	16	48	4	860	20
Equity securities:
Common equities	337	28	-	-	337	28
Preferred equities	5	-	23	1	28	1
Subtotal	342	28	23	1	365	29
Total	$1,154	$44	$71	$5	$1,225	$49

At December 31, 2011, contractual maturity dates for fixed-maturity investments were:

	Amortized	Fair	% of fair
(Dollars in millions)	cost	value	value
Maturity dates occurring:
Less than 1 year	$394	$401	4.6%
Years 1 - 5	2,771	2,923	33.3
Years 6 - 10	3,614	4,028	45.8
Years 11 - 20	1,081	1,175	13.4
Over 20 years	224	252	2.9
Total	$8,084	$8,779	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2011, fixed-maturity investments with amortized cost of $86 million and fair value of $93 million were on deposit with various states in compliance with regulatory requirements.

Cincinnati Financial Corporation – 2011 10-K - 121

The following table provides investment income, realized investment gains and losses and the change in unrealized investment gains and losses and other items:

	Years ended December 31,
(In millions)	2011	2010	2009
Investment income summarized by investment category:
Interest on fixed maturities	$424	$423	$402
Dividends on equity securities	104	99	100
Other investment income	4	4	7
Total	532	526	509
Less investment expenses	7	8	8
Total	$525	$518	$501

Realized investment gains and losses summary:
Fixed maturities:
Gross realized gains	$11	$25	$15
Gross realized losses	0	(12)	(30)
Other-than-temporary impairments	(5)	(3)	(62)
Equity securities:
Gross realized gains	151	174	624
Gross realized losses	(40)	0	(162)
Other-than-temporary impairments	(52)	(33)	(69)
Securities with embedded derivatives	(1)	10	27
Other	6	(2)	(7)
Total	$70	$159	$336

Change in unrealized investment gains and losses and other summary:
Fixed maturities	$200	$154	$734
Equity securities	39	70	(134)
Adjustment to deferred acquisition costs and life policy reserves	(14)	(9)	(24)
Pension obligations	(25)	3	(14)
Other	3	5	28
Income taxes on above	(71)	(78)	(207)
Total	$132	$145	$383

For the years ended December 31, 2011 and 2010, there were no credit losses on fixed-maturity securities for which a portion of OTTI has been recognized in other comprehensive income.

During 2011, we other-than-temporarily impaired 12 securities. At December 31, 2011, 20 fixed-maturity investments with a total unrealized loss of $5 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. Two equity investments with a total unrealized loss of less than $1 million had been in an unrealized loss position for 12 months or more as of December 31, 2011. Of that total, no equity investments were trading below 70 percent of cost.

During 2010, we other-than-temporarily impaired 15 securities. At December 31, 2010, 17 fixed-maturity investments with a total unrealized loss of $4 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. Three equity investments with a total unrealized loss of $1 million had been in an unrealized loss position for 12 months or more as of December 31, 2010. Of that total, no equity investments were trading below 70 percent of cost.

During 2009, we other-than-temporarily impaired 50 securities. At December 31, 2009, 121 fixed-maturity investments with a total unrealized loss of $25 million had been in an unrealized loss position for 12 months or more. Of that total, eight fixed-maturity investments had fair values below 70 percent of amortized cost with a total unrealized loss of $2 million. Ten equity investments with a total unrealized loss of $26 million had been in an unrealized loss position for 12 months or more as of December 31, 2009. Of that total, no equity investments were trading below 70 percent of cost.

When determining OTTI charges for our fixed-maturity portfolio, management places significant emphasis on whether issuers of debt are current on contractual payments and whether future contractual amounts are likely to be paid. As required by ASC 320 effective April 1, 2009, our invested asset impairment policy for fixed-maturity securities states that OTTI is considered to have occurred (1) if we intend to sell the impaired fixed-maturity security or (2) if it is more likely than not we will be required to sell the fixed maturity security before recovery of its amortized cost basis. If we intend to sell or it is more likely than not we will be required to sell, the amortized cost of any such securities is reduced to fair value as the new cost basis, and a realized loss is recorded in the period in which it is recognized. When we believe that full collection of interest and/or principal is not likely, we determine the net present value of future cash flows by using the effective interest rate implicit in the security at the date of acquisition as the discount rate and compare that amount to the amortized cost and fair value of the security. The difference between the net present value of the expected future cash flows and amortized cost of the security is considered a credit loss and recognized as a realized loss in the period in which it occurred. The difference between the fair value and the net present value of the cash flows of the security, the non-credit loss, is recognized in other comprehensive income as an unrealized loss.

Cincinnati Financial Corporation – 2011 10-K - 122

With the adoption of ASC 320 in the second quarter of 2009, we recognized a cumulative effect adjustment of $106 million, net of tax, to reclassify the non-credit component of previously recognized impairments by increasing retained earnings and reducing AOCI.

When determining OTTI charges for our equity portfolio, our invested asset impairment policy considers qualitative and quantitative factors, including facts and circumstances specific to individual securities, asset classes, the financial condition of the issuer, changes in dividend payment, the length of time fair value had been less than cost, the severity of the decline in fair value below cost, the volatility of the security and our ability and intent to hold each position until its forecasted recovery.

For each of our equity securities in an unrealized loss position at December 31, 2011, we applied the objective qualitative and quantitative criteria of our invested asset impairment policy for OTTI. Our long-term equity investment philosophy, emphasizing companies with strong indications of paying and growing dividends, combined with our strong surplus, liquidity and cash flow, supports our ability to hold these investments to recovery. Based on the individual qualitative and quantitative factors, as discussed above, we evaluate and determine an expected recovery period for each security. A change in the condition of a security can warrant impairment before the expected recovery period. If the security has not recovered cost within the expected recovery period, the security is other-than-temporarily impaired.

3.	Fair Value Measurements

Fair Value Hierarchy

In accordance with fair value measurements and disclosures, we categorized our financial instruments, based on the priority of the observable and market-based data for the valuation technique used, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest observable input that has a significant impact on fair value measurement is used. Our valuation techniques have not changed since December 31, 2010, and ultimately management determines fair value.

Financial instruments are categorized based upon the following characteristics or inputs to the valuation techniques:

•	Level 1 – Financial assets and liabilities for which inputs are observable and are obtained from reliable quoted prices for identical assets or liabilities in active markets. This is the most reliable fair value measurement and includes, for example, active exchange-traded equity securities.

•	Level 2 – Financial assets and liabilities for which values are based on quoted prices in markets that are not active or for which values are based on similar assets and liabilities that are actively traded. This also includes pricing models for which the inputs are corroborated by market data.

•	Level 3 – Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Level 3 inputs include the following:

•	Quotes from brokers or other external sources that are not considered binding;

•	Quotes from brokers or other external sources where it cannot be determined that market participants would in fact transact for the asset or liability at the quoted price;

•	Quotes from brokers or other external sources where the inputs are not deemed observable.

We conduct a thorough review of fair value hierarchy classifications on a quarterly basis. Reclassification of certain financial instruments may occur when input observability changes. As noted below in the Level 3 disclosure table, reclassifications are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassification occurred.

Cincinnati Financial Corporation – 2011 10-K - 123

The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis for the years ended December 31, 2011 and 2010. We do not have any material liabilities carried at fair value. There were also no significant transfers between Level 1 and Level 2.

	Asset fair value measurements at December 31, 2011, using:
(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$-	$3,249	$3	$3,252
Convertibles and bonds with warrants attached	-	59	-	59
United States government	7	-	-	7
Government-sponsored enterprises	-	160	-	160
Foreign government	-	3	-	3
Corporate securities	-	5,280	18	5,298
Subtotal	7	8,751	21	8,779
Common equities, available for sale	2,854	-	-	2,854
Preferred equities, available for sale	-	98	4	102
Taxable fixed-maturities separate accounts	-	628	-	628
Top Hat Savings Plan	8	-	-	8
Total	$2,869	$9,477	$25	$12,371

	Asset fair value measurements at December 31, 2010, using:
(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$-	$3,139	$4	$3,143
Convertibles and bonds with warrants attached	-	69	-	69
United States government	5	-	-	5
Government-sponsored enterprises	-	200	-	200
Foreign government	-	3	-	3
Corporate securities	-	4,943	20	4,963
Subtotal	5	8,354	24	8,383
Common equities, available for sale	2,940	-	-	2,940
Preferred equities, available for sale	-	96	5	101
Taxable fixed-maturities separate accounts	-	606	2	608
Top Hat Savings Plan	9	-	-	9
Total	$2,954	$9,056	$31	$12,041

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the table below by security type with a summary of changes in fair value for the years ended December 31, 2011 and 2010. As of December 31, 2011 and 2010, total Level 3 assets were less than 1 percent of financial assets measured at fair value.

Cincinnati Financial Corporation – 2011 10-K - 124

The following tables provide changes to Level 3 securities during 2011 and 2010:

	Asset fair value measurements using significant unobservable inputs (Level 3)
(In millions)	Corporate fixed maturities	Taxable fixed maturities- separate accounts	States, municipalities and political subdivisions fixed maturities	Preferred equities	Total
Beginning balance, January 1, 2011	$20	$2	$4	$5	$31
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-	-
Included in other comprehensive income	-	-	-	-	-
Purchases	16	-	-	-	16
Sales	-	-	(1)	-	(1)
Transfers into Level 3	10	-	-	1	11
Transfers out of Level 3	(28)	(2)	-	(2)	(32)
Ending balance, December 31, 2011	$18	$-	$3	$4	$25

	Asset fair value measurements using significant unobservable inputs (Level 3)
(In millions)	Corporate fixed maturities	Taxable fixed maturities- separate accounts	States, municipalities and political subdivisions fixed maturities	Preferred equities	Total
Beginning balance, January 1, 2010	$27	$-	$4	$5	$36
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-	-
Included in other comprehensive income	2	-	-	-	2
Purchases, sales, issuances, and settlements	(3)	2	-	-	(1)
Transfers into Level 3	4	-	-	-	4
Transfers out of Level 3	(10)	-	-	-	(10)
Ending balance, December 31, 2010	$20	$2	$4	$5	$31

For the year ended December 31, 2011, three Level 3 corporate fixed-maturity securities were purchased for $16 million and three corporate fixed-maturity securities were transferred into Level 3 for $10 million. There were also six corporate fixed-maturity securities that were transferred out of Level 3 for $28 million. As a result of these purchases and transfers, corporate fixed-maturity securities decreased $2 million. There were no other significant changes to Level 3 assets during the year ended December 31, 2011.

4.	Property Casualty Loss and Loss Expenses

This table summarizes our consolidated property casualty loss and loss expense reserves:

	Years ended December 31,
(In millions)	2011	2010	2009
Gross loss and loss expense reserves, January 1	$4,137	$4,096	$4,040
Less reinsurance receivable	326	435	542
Net loss and loss expense reserves, January 1	3,811	3,661	3,498
Net incurred loss and loss expenses related to:
Current accident year	2,620	2,319	2,274
Prior accident years	(285)	(304)	(188)
Total incurred	2,335	2,015	2,086
Net paid loss and loss expenses related to:
Current accident year	1,206	939	929
Prior accident years	1,035	926	994
Total paid	2,241	1,865	1,923

Net loss and loss expense reserves, December 31	3,905	3,811	3,661
Plus reinsurance receivable	375	326	435
Gross loss and loss expense reserves, December 31	$4,280	$4,137	$4,096

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial management and is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends, that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the consolidated balance sheets also includes $59 million, $63 million and $46 million for certain life and health loss reserves at December 31, 2011, 2010 and 2009, respectively.

Cincinnati Financial Corporation – 2011 10-K - 125

During 2011, we experienced $285 million of favorable loss development on prior accident years comprised mostly of $234 million in commercial lines. Overall favorable development for commercial lines reserves illustrated the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty and workers’ compensation. We recognized favorable reserve development of $132 million for the commercial casualty line and favorable development of $97 million for the workers’ compensation line due to reduced uncertainty of these lines one year later.

During 2010, we experienced $304 million of favorable loss development on prior accident years comprised mostly of $269 million in commercial lines. Overall favorable development for commercial lines reserves illustrated the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty and workers’ compensation. We recognized favorable reserve development of $186 million for the commercial casualty line and favorable reserve development of $39 million for the workers’ compensation line due to reduced uncertainty of these lines one year later.

During 2009, we experienced $188 million of favorable loss development on prior accident years comprised of $147 million in commercial lines. Overall favorable development for commercial lines reserves illustrated the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty and workers’ compensation. We recognized favorable reserve development of $154 million for the commercial casualty line and recognized adverse reserve development for the workers’ compensation line of $48 million.

Asbestos and Environmental Reserves

We carried $136 million of net loss and loss expense reserves for asbestos and environmental claims at December 31, 2011, compared with $134 million for such claims at December 31, 2010. These amounts constitute 3.5 percent of total net loss and loss expense reserves as of both these year-end dates.

We believe our exposure to asbestos and environmental claims is limited, largely because our reinsurance retention was $500,000 or below prior to 1987. We also were predominantly a personal lines company in the 1960s and 1970s. During the 1980s and early 1990s, commercial lines grew as a percentage of our overall business and our exposure to asbestos and environmental claims grew accordingly. Over that period, we included an asbestos and environmental exclusion in most policies or endorsed the exclusion to the policies.

Additionally, since 2002, we have revised policy terms, where permitted by state regulation, to limit our exposure to mold claims prospectively and further reduce our exposure to other environmental claims generally. Finally, we have not engaged in any mergers or acquisitions through which such a liability could have been assumed. We continue to monitor our claims for evidence of material exposure to other mass tort classes such as silicosis, but we have found no such credible evidence to date.

5.	Life Policy Reserves

We establish the reserves for traditional life insurance policies based on expected expenses, mortality, morbidity, lapse rates and investment yields, including a provision for uncertainty. Once these assumptions are established, they generally are maintained throughout the lives of the contracts. We use both our own experience and industry experience, adjusted for historical trends, in arriving at our assumptions for expected mortality, morbidity and withdrawal rates as well as for expected expenses. We base our assumptions for expected investment income on our own experience adjusted for current economic conditions.

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

	At December 31,
(In millions)	2011	2010
Ordinary/traditional life	$691	$628
Universal life	481	459
Deferred annuities	827	730
Investment contracts	198	200
Other	17	17
Total gross reserves	$2,214	$2,034

Cincinnati Financial Corporation – 2011 10-K - 126

Reserves for deferred annuities and other investment contracts were $1.025 billion and $930 million at December 31, 2011 and December 31, 2010, respectively. Fair value for these deferred annuities and investment contracts was $1.002 billion and $933 million at December 31, 2011, and December 31, 2010, respectively. Fair values of liabilities associated with certain investment contracts are calculated based upon internally developed models because active, observable markets do not exist for those items. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers as of December 31, 2011, to account for non-performance risk; (2) the rate of interest credited to policyholders is the portfolio net earned interest rate less a spread for expenses and profit; and (3) additional lapses occur when the credited interest rate is exceeded by an assumed competitor credited rate, which is a function of the risk-free rate of the economic scenario being modeled. The fair value of life policy loans outstanding principal and interest approximated $43 million, compared with book value of $37 million reported in the consolidated balance sheets at December 31, 2011. The fair value of life policy loans outstanding principal and interest approximated $46 million, compared with book value of $40 million reported in the consolidated balance sheets as of December 31, 2010.

6.	Deferred Acquisition Costs

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

	Years ended December 31,
(In millions)	2011	2010	2009
Deferred policy acquisition costs asset at January 1	$488	$481	$509
Capitalized deferred policy acquisition costs	718	676	650
Amortized deferred policy acquisition costs	(685)	(653)	(638)
Amortized shadow deferred policy acquisition costs	(11)	(16)	(40)
Deferred policy acquisition costs asset at December 31	$510	$488	$481

There were no premium deficiencies recorded in the consolidated statements of income, as the sum of the anticipated loss and loss adjustment expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

7.	Notes Payable

At December 31, 2011 and 2010, we had two lines of credit with commercial banks with an aggregate borrowing capacity of $225 million. Our note payable balance, which approximates fair value, was $104 million at year-end 2011 and $49 million at year-end 2010. The $150 million line of credit with a $104 million balance expires July of 2012. The $75 million line of credit expires August of 2012. We had no compensating balance requirements on short-term debt for either 2011 or 2010. The interest rate charged on our borrowings on these lines of credit ranged from 0.58 percent to 2.58 percent during 2011.

8.	Long-term Debt and Capital Lease Obligation

This table summarizes the principal amounts of our long-term debt excluding unamortized discounts:

			Book value		Principal amount
(In millions)			December 31,	December 31,	December 31,	December 31,
Interest rate	Year of issue		2011	2010	2011	2010

6.900%	1998	Senior debentures, due 2028	$28	$28	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	371	371	374	374
		Total	$790	$790	$793	$793

The fair value of our senior debt approximated $814 million at year-end 2011 compared with $783 million at year-end 2010. Fair value for 2011 and 2010 was determined under ASC 820 based on market pricing of these or similar debt instruments that are actively trading. Fair value can vary with macroeconomic concerns. Regardless of the fluctuations in fair value, the outstanding principal amount of our long-term debt remained unchanged from year-end 2010. None of the notes are encumbered by rating triggers.

Below are the expected capital lease obligations, totaling $31 million, excluding an insignificant amount of interest, that we expect to pay over the next five years:

	Years ended December 31,
(In millions)	2012	2013	2014	2015	2016
Capital lease obligations	$14	$11	$4	$2	$0

9.	Shareholders’ Equity and Dividend Restrictions

Our insurance subsidiary declared dividends to the parent company of $180 million in 2011, $220 million in 2010 and $50 million in 2009. State regulatory requirements restrict the dividends insurance subsidiaries can pay. Generally, the most our insurance subsidiary can pay without prior regulatory approval is the greater of 10 percent of policyholder surplus or 100 percent of statutory net income for the prior calendar year. Dividends exceeding these limitations may be paid only with approval of the insurance department of the domiciliary state. During 2012, the total that our lead subsidiary may declare in dividends is approximately $375 million.

Cincinnati Financial Corporation – 2011 10-K - 127

As of December 31, 2011, 4.4 million shares of common stock were available for future equity award grants.

Declared cash dividends per share were $1.605, $1.59 and $1.57 for the years ended December 31, 2011, 2010 and 2009, respectively.

Accumulated Other Comprehensive Income

The change in AOCI includes changes in unrealized gains and losses on investments and pension obligations as follows:

	Years ended December 31,
	2011			2010			2009
	Before	Income		Before	Income		Before	Income
(In millions)	tax	tax	Net	tax	tax	Net	tax	tax	Net
Accumulated unrealized gains on investments available for sale and other at January 1	$1,232	$422	$810	$1,012	$345	$667	$570	$189	$381

Increase in unrealized gains	309	108	201	387	136	251	936	330	606
Cumulative effect of change in accounting for other-than-temporary impairments	0	0	0	0	0	0	(163)	(57)	(106)
Reclassification adjustment for (gains) losses included in net income	(70)	(25)	(45)	(159)	(56)	(103)	(336)	(119)	(217)
Adjustment to deferred acquisition costs and life policy reserves and other	(11)	(3)	(8)	(8)	(3)	(5)	5	2	3
Effect on other comprehensive income	228	80	148	220	77	143	442	156	286
Accumulated unrealized gains on investments available for sale and other at December 31	$1,460	$502	$958	$1,232	$422	$810	$1,012	$345	$667

Accumulated unrealized losses for pension obligations at January 1	$(63)	$(22)	$(41)	$(66)	$(23)	$(43)	$(52)	$(18)	$(34)
Change in pension obligations	(25)	(9)	(16)	3	1	2	(14)	(5)	(9)
Accumulated unrealized losses for pension obligations at December 31	$(88)	$(31)	$(57)	$(63)	$(22)	$(41)	$(66)	$(23)	$(43)

Accumulated other comprehensive income at January 1	$1,169	$400	$769	$946	$322	$624	$518	$171	$347
Unrealized investment gains and losses and other adjustments	228	80	148	220	77	143	442	156	286
Change in pension obligations	(25)	(9)	(16)	3	1	2	(14)	(5)	(9)
Accumulated other comprehensive income at December 31	$1,372	$471	$901	$1,169	$400	$769	$946	$322	$624

10.	Reinsurance

Reinsurance mitigates the risk of highly uncertain exposures and limits the maximum net loss that can arise from large risks or risks concentrated in areas of exposure. Primary components of our property and casualty reinsurance program include a property per risk treaty, casualty per occurrence treaty and property catastrophe treaty.

Our consolidated statements of income include earned consolidated property casualty insurance premiums on assumed and ceded business:

	Years ended December 31,
(In millions)	2011	2010	2009
Direct earned premiums	$3,236	$3,080	$3,068
Assumed earned premiums	12	10	12
Ceded earned premiums	(219)	(166)	(169)
Net earned premiums	$3,029	$2,924	$2,911

Changes in 2011 ceded earned premiums compared with prior periods are related to earned reinstatement premiums for additional reinsurance coverage as a result of the increase in catastrophe losses that occurred during 2011.

Our consolidated statements of income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

	Years ended December 31,
(In millions)	2011	2010	2009
Direct incurred loss and loss expenses	$2,588	$2,003	$2,135
Assumed incurred loss and loss expenses	24	11	10
Ceded incurred loss and loss expenses	(277)	(4)	(63)
Net incurred loss and loss expenses	$2,335	$2,010	$2,082

Changes in 2011 ceded loss and loss expenses compared with prior periods are related to our increase in catastrophe losses that resulted in increased ceded incurred losses to our reinsurers in 2011.

Cincinnati Financial Corporation – 2011 10-K - 128

For the year ended December 31, 2010, a reserve reduction occurred in our USAIG pool. Direct and ceded incurred loss and loss expenses were reduced by $33 million, and there was no effect on net incurred loss and loss expenses.

Cincinnati Life purchases reinsurance for protection of a portion of the risk that is written. Primary components of our life reinsurance program include individual mortality coverage and aggregate catastrophe and accidental death coverage in excess of certain deductibles. Our consolidated statements of income include earned life insurance premiums on assumed and ceded business:

	Years ended December 31,
(In millions)	2011	2010	2009
Direct earned premiums	$220	$211	$196
Assumed earned premiums	-	-	-
Ceded earned premiums	(55)	(53)	(53)
Net earned premiums	$165	$158	$143

Our consolidated statements of income include life insurance contract holders’ benefits incurred on assumed and ceded business:

	Years ended December 31,
(In millions)	2011	2010	2009
Direct contract holders' benefits incurred	$232	$233	$201
Assumed contract holders' benefits incurred	-	-	-
Ceded contract holders' benefits incurred	(43)	(63)	(41)
Net incurred loss and loss expenses	$189	$170	$160

The reduction in 2011 ceded contract holders’ benefits incurred compared with 2010 related to ceded death claims. The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was sold.

11.	Income Taxes

The significant components of deferred tax assets and liabilities included in the consolidated balance sheets at December 31 were as follows:

	At December 31,
(In millions)	2011	2010
Deferred tax assets:
Loss and loss expense reserves	$201	$182
Unearned premiums	113	107
Investments	36	31
Other	46	34
Total	396	354
Deferred tax liabilities:
Unrealized investment gains and losses	481	411
Deferred acquisition costs	167	157
Life policy reserves	42	26
Other	20	20
Total	710	614
Net deferred tax liability	$314	$260

Deferred tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount recognized for tax purposes.

The differences between the 35 percent statutory income tax rate and our effective income tax rate were as follows:

	Years ended December 31,
(Dollars in millions)	2011		2010		2009
Tax at statutory rate	$62	35.0%	$175	35.0%	$204	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(35)	(19.6)	(36)	(7.2)	(38)	(6.5)
Dividend received exclusion	(20)	(11.5)	(19)	(3.8)	(19)	(3.4)
Other	3	1.8	4	0.8	3	0.6
Effective tax	$10	5.7%	$124	24.8%	$150	25.7%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its subsidiaries. As of December 31, 2011, we had no operating or capital loss carry forwards. The change in our effective tax rate was primarily due to changes in pretax income from underwriting results, changes in investment income and the amount of realized investment gains and losses.

Cincinnati Financial Corporation – 2011 10-K - 129

Unrecognized Tax Benefits

Below is the unrecognized tax benefit for the years ended December 31:

	Years ended December 31,
(In millions)	2011	2010	2009
Gross unrecognized tax benefits at January 1	$0	$0	$2
Gross increase in prior year positions	0	0	0
Gross decrease in prior year positions	0	0	(2)
Gross increase in current year positions	0	0	0
Gross decrease in current year positions	0	0	0
Settlements with tax authorities	0	0	0
Decrease for lapse in applicable statute of limitations	0	0	0
Gross unrecognized tax benefits at December 31	$0	$0	$0

As a result of positions either taken in our federal tax returns filed with the IRS or expected to be taken in the 2011 filing, we believe it is more likely than not that tax positions for which we previously carried a liability for unrecognized tax benefits will be sustained upon examination by the IRS.

In December 2010, we reached agreement with the IRS settling all issues related to the 2007 and 2008 tax years. In November, 2011, the IRS began its audit of tax years 2009 and 2010.

In addition to our IRS filings, we file income tax returns with immaterial amounts in various state jurisdictions.

12.	Net Income Per Common Share

Basic earnings per share are computed based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding. We have adjusted shares and earnings per share to reflect all stock splits and stock dividends prior to December 31, 2011.

The basic and diluted earnings per share are calculated as follows:

	Years ended December 31,
(In millions except per share data)	2011	2010	2009
Numerator:
Net income—basic and diluted	$166	$377	$432

Denominator:
Weighted-average common shares outstanding	162,667,354	162,777,695	162,595,041
Effect of stock-based awards:
Nonvested shares	509,177	484,829	271,822
Stock options	82,691	11,967	-
Adjusted diluted weighted-average shares	163,259,222	163,274,491	162,866,863

Earnings per share:
Basic	$1.02	$2.32	$2.66
Diluted	1.02	2.31	2.65

Number of anti-dilutive stock-based awards	7,757,969	9,538,350	9,875,411

The current sources of dilution of our common shares are certain equity-based awards as discussed in Note 17 Stock-Based Associate Compensation Plans, Page 134. The above table shows the number of anti-dilutive stock-based awards at year-end 2011, 2010 and 2009. We did not include these stock-based awards in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

13. Employee Retirement Benefits

We sponsor a defined benefit pension plan. During 2008, we changed the form of retirement benefit we offer some associates to a company match on contributions to a 401(k) plan from the defined benefit pension plan. We froze entry into the pension plan for new associates as of June 30, 2008, and only participants 40 years of age or older as of August 31, 2008, could elect to continue to participate. For participants who left the pension plan, benefit accruals were frozen as of August 31, 2008. For participants remaining in the pension plan, we continue to contribute to fund future benefit obligations. Benefits for the defined benefit pension plan are based on years of credited service and compensation level. Contributions are based on the prescribed method defined in the Pension Protection Act. Our pension expense is based on certain actuarial assumptions and also is composed of several components that are determined using the projected unit credit actuarial cost method. During the fourth quarter of 2011, the qualified pension plan was amended to allow for distribution of vested balances to terminated participants. The plan paid $9 million to these terminated vested participants during 2011.

Cincinnati Financial Corporation – 2011 10-K - 130

We also sponsor a defined contribution plan (401(k) plan). Matching contributions totaled $8 million, $8 million and $7 million during the years 2011, 2010 and 2009, respectively. Associates who are not accruing benefits under the pension plan are eligible to receive the company match of up to 6 percent of cash compensation. We also pay all operating expenses for the 401(k) plan. Participants vest in the company match for the 401(k) plan after three years of eligible service.

We maintain a supplemental executive retirement plan (SERP) with obligations of approximately $8 million at year-end 2011 and $6 million at year-end 2010, which are included in the obligation and expense amounts. The company also makes available to a select group of associates the CFC Top Hat Savings Plan, a non-qualified deferred compensation plan. For SERP participants who left the defined benefit pension plan, SERP benefit accruals were frozen as of December 31, 2008. During 2009, the frozen accrued SERP benefit for those participants, collectively amounting to approximately $1 million, transferred to the Top Hat Savings Plan. Beginning in 2009, for these associates, the company began matching deferrals to the Top Hat Savings Plan up to the first 6 percent of an associate’s compensation that exceeds the compensation limit specified by the Internal Revenue Code of 1986, as amended. Participants vest after three years of eligible service.

Defined Benefit Pension Plan Assumptions

We evaluate our pension plan assumptions annually and update them as necessary. The weighted-average assumptions used to determine benefit obligations at December 31 follow:

	Qualified Pension Plan		SERP
	2011	2010	2011	2010
Discount rate	5.10%	5.85%	4.75%	5.55%
Rate of compensation increase	3.50-5.50	3.50-5.50	3.50-5.50	3.50-5.50

To determine the discount rate for each plan, a hypothetical diversified portfolio of actual domestic Aa rated bonds was chosen to provide payments approximately matching the plan’s expected benefit payments. A single interest rate for each plan was determined based on the anticipated yield of the constructed portfolio. Based on this analysis, we decreased the rate from the prior year by 0.75 percentage points for the qualified plan and by 0.80 percentage points for the SERP due to market interest rate conditions at year-end 2011. Compensation increase assumptions reflect anticipated rates of inflation, real return on wage growth and merit and promotional increases.

Here is a summary of the weighted-average assumptions we use to determine our net expense for the plan:

	Qualified Pension Plan			SERP
	2011	2010	2009	2011	2010	2009
Discount rate	5.85%	6.10%	6.00%	5.55%	6.10%	6.00%
Expected return on plan assets	7.50	8.00	8.00	n/a	n/a	n/a
Rate of compensation increase	3.50-5.50	4.00-6.00	4.00-6.00	3.50-5.50	4.00-6.00	4.00-6.00

The discount rate was decreased by 0.25 percentage points for the qualified pension plan and 0.55 percentage points for the SERP due to market interest rate conditions at the beginning of 2011. The discount rate assumptions for our benefit obligation generally track with high grade corporate bond yields chosen in our hypothetical portfolio, and yearly adjustments reflect any changes to those bond yields. We believe the expected return on plan assets is representative of the expected long-term rate of return on these assets. We reduced the return on plan assets from 8.00 percent to 7.50 percent, which is consistent with current expectations of interest rates and based partially on the fact that the plan’s common stock holdings pay dividends. We believe this rate is representative of the expected long-term rate of return on these plan assets. Our compensation increase assumptions reflect anticipated rates of inflation, real return on wage growth and merit and promotional increases.

Cincinnati Financial Corporation – 2011 10-K - 131

Benefit obligation activity using an actuarial measurement date for our qualified plan and SERP at December 31 follows:

	At December 31,
(In millions)	2011	2010
Change in projected benefit obligation:
Benefit obligation at January 1	$245	$221
Service cost	11	10
Interest cost	14	14
Actuarial loss	30	6
Benefits paid	(19)	(6)
Projected benefit obligation at December 31	$281	$245

Accumulated benefit obligation	$236	$213

Change in plan assets:
Fair value of plan assets at January 1	$183	$144
Actual return on plan assets	17	20
Employer contributions	35	25
Benefits paid	(19)	(6)
Fair value of plan assets at December 31	$216	$183

Unfunded status:
Unfunded status at December 31	$(65)	$(62)

A reconciliation follows of the funded status for our qualified plan and SERP at the end of the measurement period to the amounts recognized in the consolidated balance sheets at December 31:

	At December 31,
(In millions)	2011	2010

Pension amounts recognized as other liabilities in the consolidated balance sheets:	$(65)	$(62)

Amounts recognized in accumulated other comprehensive income not yet recognized:
Net actuarial loss	$86	$60
Prior service cost	2	3
Total	$88	$63

The change in the amount recognized in other comprehensive income is largely due to the decrease in discount rate. We assume that 100 percent of participants will choose lump sum payments.

Here are the components of our net periodic benefit cost, as well as other changes in plan assets and benefit obligations recognized in other comprehensive income for our qualified plan and SERP at December 31:

	Years ended December 31,
(In millions)	2011	2010	2009
Service cost	$11	$10	$10
Interest cost	14	14	12
Expected return on plan assets	(16)	(14)	(12)
Amortization of actuarial loss and prior service cost	4	2	1
Net periodic benefit cost	$13	$12	$11

	Years ended December 31,
(In millions)	2011	2010	2009
Current year actuarial loss	$30	$0	$15
Recognition of actuarial loss	(4)	(2)	0
Recognition of prior service cost	(1)	(1)	(1)
Total loss (gain) recognized in other comprehensive income	$25	$(3)	$14

The total recognized in net periodic benefit cost and other comprehensive income was $38 million, $9 million and $25 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in the amount recognized in other comprehensive income is largely due to the decreases in discount rate and lump sum rate from prior year end. The estimated costs to be amortized from AOCI into net periodic benefit cost over the next year for our plans are a $6 million actuarial loss and a $1 million prior service cost.

Cincinnati Financial Corporation – 2011 10-K - 132

Defined Benefit Pension Plan Assets

The pension plan assets are managed to maximize total return over the long term while providing sufficient liquidity and current return to satisfy the cash flow requirements of the plan. The plan’s day-to-day investment decisions are managed by our internal investment department; however, overall investment strategies are discussed with our employee benefits committee.

Excluding cash, during 2011 we allocated approximately 70 percent of our pension portfolio to highly observable domestic common equity investments, which reflect the long-term time horizon of pension obligations. The remainder of the portfolio is allocated 16 percent to states, municipalities and taxable political subdivisions fixed-maturity investments, 12 percent to domestic corporate fixed-maturity investments and 2 percent to preferred equities. Our common equity portfolio allocated 20 percent to the information technology sector, 19 percent to the financial sector and 13 percent to the healthcare sector during 2011. All remaining sectors account for 10 percent or less of the portfolio at year end 2011. We had $2 million of cash on hand at December 31, 2011, with carrying value approximating fair value. We have purchased more fixed maturities over the past several years to increase the duration of the fixed-maturity portfolio, diversify the types of credit risk and to better match our liability risks, which is consistent with our investment strategy. Our fixed-maturity bond portfolio is investment grade. The plan does not engage in derivative transactions. We do not expect to change the current allocation of pension investments for 2012.

Investments in securities are valued based on the fair value hierarchy outlined in Note 3, Fair Value Measurements, Page 123. The following table illustrates the fair value hierarchy for those assets measured at fair value on a recurring basis at December 31, 2011 and 2010. The pension plan did not have any liabilities carried at fair value or any Level 3 assets at or during the years ended December 31, 2011 and 2010. There have been no transfers between Level 1 and Level 2 for the period ended December 31, 2011 and 2010.

	Asset fair value measurements at December 31, 2011 using:
(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, available for sale:
Corporate securities	$-	$25	$-	$25
States, municipalities and political subdivisions	-	34	-	34
Total fixed maturities, available for sale	-	59	-	59
Common equities, available for sale	149	-	-	149
Preferred equities, available for sale	4	-	-	4
Total	$153	$59	$-	$212

	Asset fair value measurements at December 31, 2010 using:
(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, available for sale:
Corporate securities	$-	$27	$-	$27
States, municipalities and political subdivisions	-	21	-	21
Total fixed maturities, available for sale	-	48	-	48
Common equities, available for sale	122	-	-	122
Preferred equities, available for sale	4	-	-	4
Total	$126	$48	$-	$174

Our pension plan assets included 567,113 shares of the company’s common stock, which had a fair value of $17 million at December 31, 2011. At December 31, 2010 our pension plan held 642,113 shares of the company’s common stock, which had a fair value of $20 million. The defined benefit pension plan did not purchase any shares of our common stock during 2011 and 2010. During 2011, the pension plan sold 75,000 shares of the company’s common stock for a realized gain of $2 million. No shares of our common stock were sold during 2010. The company paid $1 million in cash dividends on our common stock to the pension plan in both 2011 and 2010.

We expect to contribute $14 million to our qualified plan and $2 million to the SERP during 2012. We expect to make the following benefit payments for our qualified plan and SERP, reflecting expected future service:

	Years ended December 31,
(In millions)	2012	2013	2014	2015	2016	2017 - 2021
Expected future benefit payments	$23	$26	$22	$16	$20	$127

Cincinnati Financial Corporation – 2011 10-K - 133

14.	Statutory Accounting Information (unaudited)

Insurance companies use statutory accounting practices (SAP) as prescribed by regulatory authorities. The primary differences between SAP and GAAP include the valuation of unrealized investment gains and losses, expensing of policy acquisition costs, actuarial assumptions for life insurance reserves and deferred income taxes based on differences in statutory and taxable income.

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

	SAP Net Income (Loss)			Capital and Surplus
	Years ended December 31,			At December 31,
(In millions)	2011	2010	2009	2011	2010
The Cincinnati Insurance Company	$120	$318	$339	$3,747	$3,777
The Cincinnati Casualty Company	15	10	29	280	269
The Cincinnati Indemnity Company	2	2	8	73	70
The Cincinnati Specialty Underwriters Insurance Company	11	1	(7)	186	172
The Cincinnati Life Insurance Company	(13)	15	15	281	303

15.	Transactions with Affiliated Parties

We paid certain officers and directors, or insurance agencies of which they are shareholders, commissions of approximately $6 million in 2011, 2010 and 2009, on premium volume of approximately $34 million, $36 million and $36 million for 2011, 2010 and 2009, respectively.

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

The company and its subsidiaries also are occasionally involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, breach of an alleged duty to search national data bases to ascertain unreported deaths of insureds under life insurance policies. The company’s insurance subsidiaries also are occasionally parties to individual actions in which extra-contractual damages, punitive damages or penalties are sought, such as claims alleging bad faith in the handling of insurance claims or claims alleging discrimination by former associates.

On a quarterly basis, we review these outstanding matters. Under current accounting guidance, we establish accruals when it is probable that a loss has been incurred and we can reasonably estimate its potential exposure. The company accounts for such probable and estimable losses, if any, through the establishment of legal expense reserves. Based on our quarterly review, we believe that our accruals for probable and estimable losses are reasonable and that the amounts accrued should not have a material effect on our consolidated financial condition or results of operations. Based on our quarterly review, for any other matter for which the risk of loss is more than remote, we are unable to reasonably estimate the potential loss or establish a reasonable range of loss.

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

Stock-based compensation cost after tax was $9 million, $8 million and $7 million for the years ended December 31, 2011, 2010 and 2009, respectively. The related income tax benefit recognized was $4 million, $3 million and $3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Options exercised during the years ended December 31, 2011, 2010 and 2009 had intrinsic value less than $1 million. (Intrinsic value is the market price less the exercise price.) Options vested during the year ended December 31, 2011 and 2010, had total intrinsic value of $2 million and $1 million, respectively. Options vested during the year ended 2009 had intrinsic value less than $1 million.

Cincinnati Financial Corporation – 2011 10-K - 134

As of December 31, 2011, we had $15 million of unrecognized total compensation cost related to non-vested stock options and restricted stock unit awards. That cost will be recognized over a weighted-average period of 1.9 years.

Stock options are granted to associates at an exercise price that is equal to the fair value as reported on the Nasdaq Global Select Market for the grant date and are exercisable over 10-year periods. The stock options generally vest ratably over a three-year period. In determining the share-based compensation amounts, we estimate the fair value of each option granted on the date of grant using a binomial option-pricing model. We make assumptions in four areas to develop the binomial option-pricing model:

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

During 2011 and 2010, we granted stock-based awards to associates and issued our common stock to eligible associates under our Holiday Stock Plan. No stock-based awards were granted to associates during 2009 except for under our Holiday Stock Plan. The following weighted average assumptions were used for option grants issued during 2011 and 2010 in determining fair value:

	2011	2010
Weighted-average expected term	9 years	8 years
Expected volatility	26.06-26.12%	27.11-27.16%
Dividend yield	4.70-5.29%	5.41-5.94%
Risk-free rates	2.86-3.41%	3.49-3.52%
Weighted-average fair value of options granted during the period	$7.29	$5.13

Here is a summary of options information:

(Dollars in millions, shares in thousands)	Shares	Weighted- average exercise price	Aggregate intrinsic value
Outstanding at January 1, 2011	9,690	$36.59
Granted	891	33.98
Exercised	(28)	26.83
Forfeited or expired	(1,196)	33.94
Outstanding at December 31, 2011	9,357	36.71	$6

Options exercisable at end of period	7,913	$37.75	$4

Cash received from the exercise of options was $1 million for the year ended December 31, 2011, and less than $1 million for the years ended 2010 and 2009.

Options outstanding and exercisable consisted of the following at December 31, 2011:

(Shares in thousands)
	Options outstanding			Options exercisable
Range of exercise prices	Shares	Weighted-average remaining contractual life	Weighted- average exercise price	Shares	Weighted- average exercise price
$25.00 to $29.99	1,615	7.35 yrs	$26.59	1,045	$26.58
$30.00 to $34.99	2,847	3.22 yrs	33.76	1,973	33.67
$35.00 to $39.99	1,880	3.46 yrs	38.79	1,880	38.79
$40.00 to $44.99	1,813	3.49 yrs	42.56	1,813	42.56
$45.00 to $49.99	1,202	3.88 yrs	45.26	1,202	45.26
Total	9,357	4.12 yrs	36.71	7,913	37.75

The weighted-average remaining contractual life for exercisable awards as of December 31, 2011 was 3.3 years. A total of 16.9 million shares are authorized to be granted under the shareholder-approved plans. At December 31, 2011, 4.4 million shares were available for future issuance under the plans. During 2009, our shareholders approved the Directors’ Stock Plan of 2009, which authorizes 300,000 shares to be granted to our directors. During 2011 we granted 24,492 shares of common stock to our directors for 2010 board service fees. We currently issue new shares or use treasury shares for stock-based compensation award issues or exercises.

Cincinnati Financial Corporation – 2011 10-K - 135

Restricted Stock Units

Service-based restricted stock units are granted to associates at fair value of the shares on the date of grant less the present value of the dividends that holders of restricted stock units will not receive on the shares underlying the restricted stock units during the vesting period. Service-based restricted stock units cliff vest three years after the date of grant. Service-based restricted stock units vested during the year had an intrinsic value of $13 million and $5 million for the years ended December, 31, 2011 and 2010, respectively. There were no performance-based restricted stock units that lapsed during the years ended December 31, 2011 and 2010. Both service-based and performance-based restricted stock units that vested or lapsed had intrinsic value less than $1 million during the year ended December 31, 2009.

We have market-based awards that vest on the first day of March after a three-calendar-year performance period. These awards vest according to the level of total shareholder return achieved compared to a peer group over a three-year period. These awards are valued using a Monte-Carlo valuation on the date of grant, which uses a risk-neutral framework to model future stock price movements based upon the risk-free rate of return, the volatility of each peer and the correlations of each peer being modeled. Compensation cost is recognized regardless of whether the market-based performance objective has been satisfied. We make assumptions to develop the Monte-Carlo model as follows:

•	Correlation coefficients are based upon the price data used to calculate the historical volatilities. The correlation coefficients are used to model the way in which each entity tends to move in relation to each other.

•	Expected volatility is based on our stock price over a historical period that approximates the expected term. We have used the historical volatilities over a range of 2.59-2.87 for 2011 and 2.76-2.86 years for 2010 grants.

•	Dividend yield has been modeled assuming that the holder of the award is not entitled to receive dividends that are paid during the performance period. Dividend yield range from 4.68%-5.26% for 2011 grants and 5.41%-5.94% for 2010 grants.

•	Risk-free rates are equal to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill that is commensurate with the performance period. Risk free rates used range from 0.65%-1.25% for 2011 grants and 1.43%-1.50% for 2010 grants.

Here is a summary of restricted stock unit information for 2011:

(Shares in thousands)	Service-based shares	Weighted- average grant- date fair value	Performance-based shares	Weighted- average grant- date fair value
Nonvested at January 1, 2011	716	$26.00	149	$26.08
Granted	298	29.59	51	30.96
Vested	(433)	28.46	0	0.00
Forfeited or canceled	(18)	24.77	(44)	32.56
Nonvested at December 31, 2011	563	26.05	156	25.86

18.	Segment Information

We operate primarily in two industries, property casualty insurance and life insurance. We regularly review our reporting segments to make decisions about allocating resources and assessing performance:

•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Excess and surplus lines property casualty insurance

•	Life insurance

•	Investment operations

In the fourth quarter of 2011, we refined our allocation process of property casualty loss expenses. The new allocation estimate for adjusting and other expenses was based on claim count as compared with our previous allocation, which was based on claim dollar amount. As a result of this one-time refinement, adjusting and other expenses incurred increased $23 million for the personal lines segment and decreased $23 million for the commercial lines segment with various impacts to their respective lines of business.

We revised our reportable segments during 2010 to establish a separate reportable segment for excess and surplus lines, allowing readers to view this business in a manner similar to the way we manage it internally when making operating decisions. This segment includes results of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources.

We report as Other the non-investment operations of the parent company and its non-insurer subsidiary, CFC Investment Company. Also included in 2009 results for this segment are the operations of a former subsidiary, CinFin Capital Management.

Cincinnati Financial Corporation – 2011 10-K - 136

Revenues come primarily from unaffiliated customers:

•	All four insurance segments record revenues from insurance premiums earned. Life insurance segment revenues also include separate account investment management fees.

•	Fee revenues for the commercial and personal insurance segments primarily represent installment fees.

•	Our investment operations’ revenues are pretax net investment income plus realized investment gains and losses.

•	Other revenues are primarily finance/lease income.

Income or loss before income taxes for each segment is reported based on the nature of that business area’s operations:

•	Income before income taxes for the insurance segments is defined as underwriting income or loss.

o	For commercial lines, personal lines and excess and surplus insurance segments, we calculate underwriting income or loss by recording premiums earned and fee revenue minus loss and loss expenses and underwriting expenses incurred.

o	For the life insurance segment, we calculate underwriting income or loss by recording premiums earned and separate account investment management fees, minus contract holders’ benefits and expenses incurred, plus investment interest credited to contract holders.

•	Income before income taxes for the investment operations segment is net investment income plus realized investment gains and losses for investments of the entire company, minus investment interest credited to contract holders of the life insurance segment.

•	Loss before income taxes for the Other category is primarily due to interest expense from debt of the parent company and operating expenses of our headquarters.

Identifiable assets are used by each segment in its operations. We do not separately report the identifiable assets for the commercial, personal or excess and surplus lines segments because we do not use that measure to analyze the segments. We include all investment assets, regardless of ownership, in the investment operations segment.

Cincinnati Financial Corporation – 2011 10-K - 137

This table summarizes segment information:

	Years ended December 31,
(In millions)	2011	2010	2009
Revenues:
Commercial lines insurance
Commercial casualty	$711	$693	$712
Commercial property	497	489	485
Commercial auto	394	384	394
Workers' compensation	318	311	326
Specialty packages	138	149	147
Surety and executive risk	103	95	104
Machinery and equipment	36	33	31
Commercial lines insurance premiums	2,197	2,154	2,199
Fee revenue	3	2	2
Total commercial lines insurance	2,200	2,156	2,201

Personal lines insurance
Personal auto	368	337	319
Homeowner	294	289	276
Other personal lines	100	95	90
Personal lines insurance premiums	762	721	685
Fee revenue	1	2	1
Total personal lines insurance	763	723	686

Excess and surplus lines insurance	70	49	27
Life insurance	167	159	143
Investment operations	595	677	837
Other	8	8	9
Total	$3,803	$3,772	$3,903

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$(101)	$15	$(33)
Personal lines insurance	(181)	(54)	(80)
Excess and surplus lines insurance	6	(8)	(15)
Life insurance	(3)	7	2
Investment operations	514	598	768
Other	(59)	(57)	(60)
Total	$176	$501	$582

Identifiable assets:	December 31,	December 31,
	2011	2010
Property casualty insurance	$2,298	$2,008
Life insurance	1,244	1,214
Investment operations	11,883	11,543
Other	243	330
Total	$15,668	$15,095

Cincinnati Financial Corporation – 2011 10-K - 138

19.	Quarterly Supplementary Data (unaudited)

This table includes unaudited quarterly financial information for the years ended December 31, 2011 and 2010:

	Quarter
(Dollars in millions except per share data)	1st	2nd	3rd	4th	Full year
2011
Revenues *	$929	$975	$944	$955	$3,803
Income (loss) before income taxes	76	(97)	11	186	176
Net income (loss)	62	(49)	19	134	166
Net income (loss) per common share—basic	0.38	(0.30)	0.12	0.83	1.02
Net income (loss) per common share—diluted	0.38	(0.30)	0.12	0.83	1.02

2010
Revenues *	$887	$878	$1,071	$936	$3,772
Income before income taxes	85	21	221	174	501
Net income	68	27	156	126	377
Net income per common share—basic	0.42	0.17	0.95	0.78	2.32
Net income per common share—diluted	0.42	0.17	0.95	0.77	2.31

Note: The sum of the quarterly reported per share amounts may not equal the full year as each is computed independently.

*	Revenues including realized investment gains and losses, which are integral to our financial results over the long term, may cause this value to fluctuate substantially because we have substantial discretion in the timing of investment sales. Also, applicable accounting standards require us to recognize gains and losses from certain changes in fair values of securities and embedded derivatives without actual realization of those gains and losses. We discuss realized investment gains for the past three years in Item 7, Investments Results of Operations, Page 81.

Cincinnati Financial Corporation – 2011 10-K - 139

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure that:

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

Changes in Internal Control over Financial Reporting – During the three months ended December 31, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Annual Report on Internal Control Over Financial Reporting and the Report of the Independent Registered Public Accounting Firm are set forth in Item 8, Pages 108 and 109.

Item 9B.	Other Information

None

Cincinnati Financial Corporation – 2011 10-K - 140

Part III

Our Proxy Statement will be filed with the SEC no later than March 27, 2012, in preparation for the 2012 Annual Meeting of Shareholders scheduled for April 28, 2012. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference to that statement portions of the information required by Part III as noted in Item 10 through Item 14 below.

Item 10.	Directors, Executive Officers and Corporate Governance

a)	The following sections of our Proxy Statement for our Annual Meeting of Shareholders to be held April 28, 2012, are incorporated herein by reference: “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information about the Board of Directors,” and “Governance of Your Company.”

b)	Information about the “Code of Ethics for Senior Financial Officers” appeared in the 2004 Proxy Statement as an appendix and is available at www.cinfin.com/investors. Our Code of Ethics applies to those who are responsible for preparing and disclosing our financial information. This includes our chief executive officer, chief financial officer and others performing similar functions or reporting directly to these officers.

c)	Set forth below is information concerning the company’s executive officers who are not also directors of the company, as of February 27, 2012.

Name and Age as of February 27, 2012	Primary Title(s) and Business Responsibilities Since February 2007	Executive Officer Since
Teresa C. Cracas (46)	Senior vice president and chief risk officer since 2011 of The Cincinnati Insurance Company; until 2011, vice president and counsel. Responsible for strategic planning, risk management and, since 2011, oversight of modeling for financial analysis and property casualty reserving and pricing, including staff underwriting, pricing analytics and corporate actuarial operations.	2011
Donald J. Doyle, Jr., CPCU, AIM (45)	Senior vice president of The Cincinnati Insurance Company. Responsible since 2007 for excess and surplus lines underwriting and operations.	2008
Craig W. Forrester, CLU (53)	Senior vice president and chief technology officer of The Cincinnati Insurance Company. Responsible for information technology hardware systems and new technologies.	2003
Martin F. Hollenbeck, CFA, CPCU (52)	President and chief operating officer since 2008 of CFC Investment Company, a subsidiary. President from 2008 to 2009 of CinFin Capital Management Company, a former subsidiary. Chief investment officer since 2009, senior vice president, assistant secretary and assistant treasurer since 2008 of Cincinnati Financial Corporation. Chief investment officer and senior vice president since 2009 of The Cincinnati Insurance Company; until 2009, vice president. Responsible for investment operations and leasing and financing services; responsible until 2009 for operation of asset management services.	2008
Thomas A. Joseph, CPCU (56)	President since 2008 of The Cincinnati Casualty Company. Senior vice president of The Cincinnati Insurance Company. Responsible for property casualty reinsurance and for personal lines underwriting and operations; responsible until 2008 for commercial lines underwriting operations.	2003

Cincinnati Financial Corporation – 2011 10-K - 141

Name and Age as of February 27, 2012	Primary Title(s) and Business Responsibilities Since February 2007	Executive Officer Since
John S. Kellington (50)	Senior vice president and chief information officer of The Cincinnati Insurance Company. Responsible for enterprise strategic technology and oversight of all technology activities. From 2007 to 2010, senior vice president of ACORD Corporation, a nonprofit group that develops global insurance standards. Until 2007, senior vice president and chief technology officer of Ohio Casualty Group.	2010
Lisa A. Love (52)	Senior vice president, general counsel and corporate secretary of Cincinnati Financial Corporation and The Cincinnati Insurance Company since 2011. Until 2011, senior counsel of The Cincinnati Insurance Company. Responsible for corporate legal, governance and compliance activities, including regulatory and consumer relations operations.	2011
Eric N. Mathews, CPCU, AIAF (56)	Principal accounting officer since 2008 and vice president, assistant secretary and assistant treasurer. Senior vice president of The Cincinnati Insurance Company.	2001
Martin J. Mullen, CPCU (56)	Senior vice president and chief claims officer since 2008 of The Cincinnati Insurance Company; vice president until 2008. Responsible for oversight of all headquarters and field claims operations, special investigations unit and claims administration; responsible until 2008 for casualty claims.	2008
David H. Popplewell, FALU, LLIF (68)	President and chief operating officer of The Cincinnati Life Insurance Company. Responsible for life insurance underwriting and operations.	1997
Jacob F. Scherer, Jr. (59)	Executive vice president since 2008 of The Cincinnati Insurance Company; senior vice president until 2008. Responsible for business insurance and relationships with independent insurance agents, including oversight of sales and marketing, commercial lines, target markets, excess and surplus lines and meetings and travel operations.	1995
Michael J. Sewell (48)	Senior vice president and chief financial officer and treasurer since 2011 of Cincinnati Financial Corporation and The Cincinnati Insurance Company. Treasurer since 2011 of Cincinnati Financial Corporation. Until 2011, lead partner of the Cincinnati office of Deloitte & Touche LLP. Responsible for all accounting, finance and financial reporting.	2011
Joan O. Shevchik, CPCU, CLU (61)	Senior vice president of The Cincinnati Insurance Company. Responsible for corporate communications.	2003
Charles P. Stoneburner II, CPCU, AIM (59)	Senior vice president since 2008 of The Cincinnati Insurance Company; until 2008, vice president. Responsible for commercial lines underwriting and operations, including oversight of loss control and premium audit; responsible until 2008 for field claims operations.	2008
Timothy L. Timmel (63)	Senior vice president of The Cincinnati Insurance Company. Responsible for operations including oversight of corporate communications, government relations, learning and development, legal litigation, human resources and, since 2008, administrative services, data entry, facilities, maintenance, printing and security operations; also responsible until 2008 for field claims operations.	1997

Cincinnati Financial Corporation – 2011 10-K - 142

Item 11.	Executive Compensation

The “Compensation of Named Executive Officers and Directors,” section of our Proxy Statement for our Annual Meeting of Shareholders to be held April 28, 2012, which includes the “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” and the “Compensation Discussion and Analysis,” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

a)	The “Security Ownership of Principal Shareholders and Management” section of our Proxy Statement for our Annual Meeting of Shareholders to be held April 28, 2012, is incorporated herein by reference.

b)	Information on securities authorized for issuance under equity compensation plans appears in Part II, Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Page 34. Additional information on share-based compensation under our equity compensation plans is available in Item 8, Note 17 of the Consolidated Financial Statements, Page 134.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following sections of our Proxy Statement for our Annual Meeting of Shareholders to be held April 28, 2012, are incorporated herein by reference: “Governance of Your Company — Director Independence” and “Governance of Your Company — Certain Relationships and Transactions.”

Item 14.	Principal Accounting Fees and Services

The “Audit-Related Matters,” section of our Proxy Statement for our Annual Meeting of Shareholders to be held April 28, 2012, which includes the “Proposal 2 —Ratification of Selection of Independent Registered Public Accounting Firm,” “Report of the Audit Committee,” “Fees Billed by the Independent Registered Public Accounting Firm,” and “Services Provided by the Independent Registered Public Accounting Firm,” is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

a)	Financial Statements – information contained in Part II, Item 8, of this report, Page 110 to Page 113

b)	Exhibits – see Index of Exhibits, Page 155
c)	Financial Statement Schedules
Schedule I – Summary of Investments — Other than Investments in Related Parties, Page 144
Schedule II – Condensed Financial Statements of Parent Company, Page 146
Schedule III – Supplementary Insurance Information, Page 149
Schedule IV – Reinsurance, Page 151
Schedule V – Valuation and Qualifying Accounts, Page 152
Schedule VI – Supplementary Information Concerning Property Casualty Insurance Operations, Page 153

Cincinnati Financial Corporation – 2011 10-K - 143

Schedule I

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other than Investments in Related Parties

(In millions)	At December 31, 2011
Type of investment	Cost or amortized cost	Fair value	Balance sheet
Fixed maturities:
United States government:
The Cincinnati Insurance Company	$1	$1	$1
The Cincinnati Casualty Company	1	1	1
The Cincinnati Indemnity Company	1	1	1
The Cincinnati Life Insurance Company	3	4	4
Total	6	7	7
Government-sponsored enterprises:
The Cincinnati Insurance Company	5	5	5
The Cincinnati Life Insurance Company	154	155	155
Total	159	160	160
Foreign government:
The Cincinnati Insurance Company	3	3	3
Total	3	3	3
States, municipalities and political subdivisions:
The Cincinnati Insurance Company	2,497	2,694	2,694
The Cincinnati Casualty Company	138	148	148
The Cincinnati Indemnity Company	36	40	40
The Cincinnati Specialty Underwriters Insurance Company	130	144	144
CSU Producers Resources Inc.	1	1	1
The Cincinnati Life Insurance Company	204	225	225
Total	3,006	3,252	3,252
Convertibles and bonds with warrants attached:
The Cincinnati Insurance Company	50	50	50
The Cincinnati Life Insurance Company	4	4	4
Cincinnati Financial Corporation	5	5	5
Total	59	59	59
All other corporate bonds:
The Cincinnati Insurance Company	2,380	2,602	2,602
The Cincinnati Casualty Company	80	85	85
The Cincinnati Indemnity Company	20	22	22
The Cincinnati Specialty Underwriters Insurance Company	114	121	121
The Cincinnati Life Insurance Company	2,061	2,241	2,241
CSU Producers Resources Inc.	7	7	7
Cincinnati Financial Corporation	189	220	220
Total	4,851	5,298	5,298
Total fixed maturities	$8,084	$8,779	$8,779

Cincinnati Financial Corporation – 2011 10-K - 144

Schedule I (continued)

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other than Investments in Related Parties

(In millions)	At December 31, 2011
Type of investment	Cost or amortized cost	Fair value	Balance sheet
Equity securities:
Common stocks:
The Cincinnati Insurance Company	$1,371	$1,920	$1,920
The Cincinnati Casualty Company	46	62	62
The Cincinnati Indemnity Company	13	16	16
The Cincinnati Specialty Underwriters Insurance Company	41	45	45
The Cincinnati Life Insurance Company	3	3	3
CSU Producers Resources Inc.	2	2	2
Cincinnati Financial Corporation	612	806	806
Total	2,088	2,854	2,854
Nonredeemable preferred stocks:
The Cincinnati Insurance Company	67	89	89
The Cincinnati Life Insurance Company	7	13	13
Total	74	102	102
Total equity securities	$2,162	$2,956	$2,956
Other invested assets:
Policy loans:
The Cincinnati Life Insurance Company	37	—	37
Limited partnerships:
Cincinnati Financial Corporation	29	—	29
Total other invested assets	$66	—	$66
Total investments	$10,312	—	$11,801

Cincinnati Financial Corporation – 2011 10-K - 145

Schedule II

Cincinnati Financial Corporation (parent company only)
Condensed Balance Sheets

	At December 31,
(In millions)	2011	2010
ASSETS
Investments
Fixed maturities, at fair value	$225	$241
Equity securities, at fair value	806	763
Investment real estate, net	-	5
Other invested assets	29	39
Cash and cash equivalents	20	38
Equity in net assets of subsidiaries	4,798	4,695
Investment income receivable	4	5
Land, building and equipment, net, for company use (accumulated depreciation: 2011—$94; 2010—$77)	158	159
Prepaid income tax	-	15
Other assets	13	15
Due from subsidiaries	65	54
Total assets	$6,118	$6,029

LIABILITIES
Dividends declared but unpaid	$65	$65
Deferred federal income tax	40	42
Long-term debt	790	790
Other liabilities	168	100
Total liabilities	1,063	997

SHAREHOLDERS' EQUITY
Common stock	393	393
Paid-in capital	1,096	1,091
Retained earnings	3,885	3,980
Accumulated other comprehensive income	901	769
Treasury stock at cost	(1,220)	(1,201)
Total shareholders' equity	5,055	5,032
Total liabilities and shareholders' equity	$6,118	$6,029

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 114.

Cincinnati Financial Corporation – 2011 10-K - 146

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Income

	Years ended December 31,
(In millions)	2011	2010	2009
REVENUES
Investment income, net of expenses	$41	$41	$41
Realized gains on investments	15	17	135
Other revenue	14	14	15
Total revenues	70	72	191

EXPENSES
Interest expense	53	52	52
Other expenses	25	24	27
Total expenses	78	76	79

INCOME BEFORE INCOME TAXES AND EARNINGS OF SUBSIDIARIES	(8)	(4)	112

PROVISION (BENEFIT) FOR INCOME TAXES	(9)	(7)	32

NET INCOME BEFORE EARNINGS OF SUBSIDIARIES	1	3	80

Increase in equity of subsidiaries	165	374	352

NET INCOME	$166	$377	$432

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 114.

Cincinnati Financial Corporation – 2011 10-K - 147

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Cash Flows

	Years ended December 31,
(In millions)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$166	$377	$432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7	7	8
Realized gains on investments	(15)	(17)	(135)
Dividends from subsidiaries	180	220	50
Changes in:
Increase in equity of subsidiaries	(165)	(374)	(352)
Investment income receivable	1	-	(1)
Current federal income taxes	25	3	(104)
Deferred income taxes	(10)	2	24
Other assets	2	-	(2)
Other liabilities	(23)	(12)	(22)
Net cash (used in) provided by operating activities	168	206	(102)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed-maturities	5	32	22
Call or maturity of fixed maturities	13	21	15
Sale of equity securities	101	85	408
Purchase of fixed maturities	-	(27)	(206)
Purchase of equity securities	(78)	(92)	(246)
Change in short-term investments, net	-	-	65
Investment in buildings and equipment, net	(1)	-	(1)
Change in other invested assets, net	5	-	(5)
Net cash provided by investing activities	45	19	52

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable	55	-	-
Payment of cash dividends to shareholders	(255)	(252)	(249)
Purchase of treasury shares	(32)	(10)	1
Proceeds from stock options exercised	(4)	(2)	-
Net transfers to subsidiaries	2	21	8
Other	3	2	-
Net cash used in financing activities	(231)	(241)	(240)
Net decrease in cash and cash equivalents	(18)	(16)	(290)
Cash and cash equivalents at beginning of year	38	54	344
Cash and cash equivalents at end of year	$20	$38	$54

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 114.

Cincinnati Financial Corporation – 2011 10-K - 148

Schedule III

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information

	Years ended December 31,
(In millions)	2011	2010	2009
Deferred policy acquisition costs:
Commercial lines insurance	$221	$217	$219
Personal lines insurance	99	84	78
Excess and surplus lines insurance	10	9	6
Total property casualty insurance	330	310	303
Life insurance	180	178	178
Total	$510	$488	$481

Gross future policy benefits, losses, claims and expense losses:
Commercial lines insurance	$3,780	$3,728	$3,725
Personal lines insurance	419	353	349
Excess and surplus lines insurance	81	56	22
Total property casualty insurance	4,280	4,137	4,096
Life insurance	2,257	2,073	1,817
Total (1)	$6,537	$6,210	$5,913

Gross unearned premiums:
Commercial lines insurance	$1,149	$1,116	$1,112
Personal lines insurance	440	401	372
Excess and surplus lines insurance	42	34	23
Total property casualty insurance	1,631	1,551	1,507
Life insurance	2	2	2
Total (1)	$1,633	$1,553	$1,509

Other policy claims and benefits payable:
Commercial lines insurance	$-	$-	$-
Personal lines insurance	-	-	-
Excess and surplus lines insurance	-	-	-
Total property casualty insurance	-	-	-
Life insurance	16	24	12
Total (1)	$16	$24	$12

Earned premiums:
Commercial lines insurance	$2,197	$2,154	$2,199
Personal lines insurance	762	721	685
Excess and surplus lines insurance	70	49	27
Total property casualty insurance	3,029	2,924	2,911
Life insurance	165	158	143
Total	$3,194	$3,082	$3,054

Cincinnati Financial Corporation – 2011 10-K - 149

Schedule III (continued)

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information

	Years ended December 31,
(In millions)	2011	2010	2009
Investment income, net of expenses:
Commercial lines insurance	$-	$-	$-
Personal lines insurance	-	-	-
Excess and surplus lines insurance	-	-	-
Total property casualty insurance (2)	350	348	336
Life insurance	134	129	122
Total	$484	$477	$458

Benefits, claims losses and settlement expenses:
Commercial lines insurance	$1,570	$1,437	$1,515
Personal lines insurance	723	537	551
Excess and surplus lines insurance	42	41	20
Total property casualty insurance	2,335	2,015	2,086
Life insurance	189	170	160
Consolidated eliminations	-	(5)	(4)
Total	$2,524	$2,180	$2,242

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$473	$454	$458
Personal lines insurance	157	148	143
Excess and surplus lines insurance	19	14	10
Total property casualty insurance	649	616	611
Life insurance	36	37	27
Total (3)	$685	$653	$638

Other underwriting and insurance expenses:
Commercial lines insurance	$259	$250	$261
Personal lines insurance	64	92	71
Excess and surplus lines insurance	2	2	11
Total property casualty insurance	325	344	343
Life insurance	26	24	23
Total (3)	$351	$368	$366

Net written premiums:
Commercial lines insurance	$2,218	$2,155	$2,181
Personal lines insurance	801	750	691
Excess and surplus lines insurance	79	58	39
Total property casualty insurance	3,098	2,963	2,911
Accident health insurance	3	3	3
Total	$3,101	$2,966	$2,914

Notes to Schedule III:

(1) The sum of gross future policy benefits, losses, claims and expense losses, gross unearned premium and other policy claims and benefits payable is equal to the sum of Loss and loss expense reserves, Life policy reserves and Unearned premiums reported in the company’s consolidated balance sheets, Page 110.

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

Cincinnati Financial Corporation – 2011 10-K - 150

Schedule IV

Cincinnati Financial Corporation and Subsidiaries
Reinsurance

	Years ended December 31,
(Dollars in millions)	2011	2010	2009
Gross amounts:
Life insurance in force	$77,691	$74,123	$69,814
Earned premiums
Commercial lines insurance	$2,348	$2,281	$2,324
Personal lines insurance	812	746	715
Excess and surplus lines insurance	76	53	28
Total property casualty insurance	3,236	3,080	3,067
Life insurance	220	211	196
Total	$3,456	$3,291	$3,263

Ceded amounts to other companies:
Life insurance in force	$35,690	$35,016	$34,232
Earned premiums
Commercial lines insurance	$162	$136	$137
Personal lines insurance	51	26	31
Excess and surplus lines insurance	6	4	1
Total	219	166	169
Life insurance	55	53	53
Total	$274	$219	$222

Assumed amounts from other companies:
Life insurance in force	$1	$1	$1
Earned premiums
Commercial lines insurance	$11	$9	$12
Personal lines insurance	1	1	1
Excess and surplus lines insurance	-	-	-
Total property casualty insurance	12	10	13
Life insurance	-	-	-
Total	$12	$10	$13

Net amounts:
Life insurance in force	$42,001	$39,108	$35,583
Earned premiums
Commercial lines insurance	$2,197	$2,154	$2,199
Personal lines insurance	762	721	685
Excess and surplus lines insurance	70	49	27
Total property casualty insurance	3,029	2,924	2,911
Life insurance	165	158	143
Total	$3,194	$3,082	$3,054

Percentage of amounts assumed to net:
Life insurance in force	0.0%	0.0%	0.0%
Earned premiums
Commercial lines insurance	0.5%	0.4%	0.5%
Personal lines insurance	0.2	0.2	0.2
Excess and surplus lines insurance	0.0	0.0	0.0
Total property casualty insurance	0.4	0.4	0.4
Life insurance	0.0	0.0	0.0
Total	0.4	0.4	0.4

Cincinnati Financial Corporation – 2011 10-K - 151

Schedule V

Cincinnati Financial Corporation and Subsidiaries
Valuation and Qualifying Accounts

	At December 31,
(In millions)	2011	2010	2009
Allowance for doubtful receivables:
Balance at beginning of period	$3	$3	$4
Additions charged to costs and expenses	2	2	2
Deductions	(3)	(2)	(3)
Balance at end of period	$2	$3	$3

Cincinnati Financial Corporation – 2011 10-K - 152

Schedule VI

Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations

	Years ended December 31,
(In millions)	2011	2010	2009
Deferred policy acquisition costs:
Commercial lines insurance	$221	$217	$219
Personal lines insurance	99	84	78
Excess and surplus lines insurance	10	9	6
Total	$330	$310	$303

Reserves for unpaid claims and claim adjustment expenses:
Commercial lines insurance	$3,780	$3,728	$3,725
Personal lines insurance	419	353	349
Excess and surplus lines insurance	81	56	22
Total	$4,280	$4,137	$4,096

Reserve discount deducted	$-	$-	$-

Unearned premiums:
Commercial lines insurance	$1,147	$1,116	$1,112
Personal lines insurance	440	401	372
Excess and surplus lines insurance	42	34	23
Total	$1,629	$1,551	$1,507

Earned premiums:
Commercial lines insurance	$2,197	$2,154	$2,199
Personal lines insurance	762	721	685
Excess and surplus lines insurance	70	49	27
Total	$3,029	$2,924	$2,911

Investment income:
Commercial lines insurance	$-	$-	$-
Personal lines insurance	-	-	-
Excess and surplus lines insurance	-	-	-
Total (1)	$350	$348	$336

Loss and loss expenses incurred related to current accident year:
Commercial lines insurance	$1,804	$1,706	$1,662
Personal lines insurance	765	571	591
Excess and surplus lines insurance	51	42	21
Total	$2,620	$2,319	$2,274

Loss and loss expenses incurred related to prior accident years:
Commercial lines insurance	$(234)	$(269)	$(147)
Personal lines insurance	(42)	(34)	(40)
Excess and surplus lines insurance	(9)	(1)	(1)
Total	$(285)	$(304)	$(188)

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$473	$454	$458
Personal lines insurance	157	148	143
Excess and surplus lines insurance	19	14	10
Total	$649	$616	$611

Paid loss and loss expenses:
Commercial lines insurance	$1,545	$1,330	$1,348
Personal lines insurance	676	526	573
Excess and surplus lines insurance	20	9	2
Total	$2,241	$1,865	$1,923

Net written premiums:
Commercial lines insurance	$2,218	$2,155	$2,181
Personal lines insurance	801	750	691
Excess and surplus lines insurance	79	58	39
Total	$3,098	$2,963	$2,911

Note to Schedule VI:

(1) This segment information is not regularly allocated to segments and not reviewed by company management in making decisions about resources to be allocated to the segments or to assess their performance.

Cincinnati Financial Corporation – 2011 10-K - 153

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cincinnati Financial Corporation

/S/ Eric N. Mathews

By:	Eric N. Mathews, CPCU, AIAF
Title:	Principal Accounting Officer, Vice President, Assistant Secretary and Assistant Treasurer
Date:	February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Kenneth W. Stecher	Chairman of the Board	February 27, 2012
Kenneth W. Stecher
/S/ Steven J. Johnston	President, Chief Executive Officer and Director	February 27, 2012
Steven J. Johnston
/S/ Michael J. Sewell	Chief Financial Officer, Senior Vice President and Treasurer	February 27, 2012
Michael J. Sewell
/S/ William F. Bahl	Director	February 27, 2012
William F. Bahl
/S/ Gregory T. Bier	Director	February 27, 2012
Gregory T. Bier
/S/ Linda W. Clement-Holmes	Director	February 27, 2012
Linda W. Clement-Holmes
/S/ Kenneth C. Lichtendahl	Director	February 27, 2012
Kenneth C. Lichtendahl
/S/ W. Rodney McMullen	Director	February 27, 2012
W. Rodney McMullen
/S/ Gretchen W. Price	Director	February 27, 2012
Gretchen W. Price
/S/ John J. Schiff, Jr.	Director	February 27, 2012
John J. Schiff, Jr.
/S/ Thomas R. Schiff	Director	February 27, 2012
Thomas R. Schiff
/S/ Douglas S. Skidmore	Director	February 27, 2012
Douglas S. Skidmore
/S/ John F. Steele, Jr.	Director	February 27, 2012
John F. Steele, Jr.
/S/ Larry R. Webb	Director	February 27, 2012
Larry R. Webb
/S/ E. Anthony Woods	Director	February 27, 2012
E. Anthony Woods

Cincinnati Financial Corporation – 2011 10-K - 154

Index of Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 2010 Annual Report on Form 10-K dated February 25, 2011, Exhibit 3.1)
3.2	Regulations of Cincinnati Financial Corporation (incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 3.2) (File No. 000-04604)
4.1	Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034)
4.2	Supplemental Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034)
4.3	Second Supplemental Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated May 9, 2005, filed with respect to the completion of the company’s exchange offer and rescission offer for its 6.90% senior debentures due 2028)
4.4	Form of 6.125% Exchange Note Due 2034 (included in Exhibit 4.2)
4.5	Form of 6.92% Debentures Due 2028 (included in Exhibit 4.3)
4.6	Indenture with the First National Bank of Chicago (subsequently assigned to The Bank of New York Trust Company) (incorporated by reference to the company’s registration statement on Form S-3 effective May 22, 1998 (File No. 333-51677))
4.7	Form of 6.90% Debentures Due 2028 (included in Exhibit 4.6)
10.1	Agreement with Messer Construction (incorporated by reference to the company’s 2004 Annual Report on Form 10-K dated March 11, 2005)
10.2	Cincinnati Financial Corporation Directors’ Stock Plan of 2009 (incorporated by reference to the company’s definitive Proxy Statement dated March 20, 2009)
10.3	Cincinnati Financial Corporation Stock Option Plan No. VI (incorporated by reference to the company’s definitive Proxy Statement dated March 1, 1999) (File No. 000-04604)
10.4	Cincinnati Financial Corporation Stock Option Plan No. VII (incorporated by reference to the company’s definitive Proxy Statement dated March 8, 2002) (File No. 000-04604)
10.5	Cincinnati Financial Corporation Annual Incentive Compensation Plan of 2009 (incorporated by reference to the company’s definitive Proxy Statement dated March 20, 2009)
10.6	Cincinnati Financial Corporation 2006 Stock Compensation Plan (incorporated by reference to the company’s definitive Proxy Statement dated March 30, 2007)
10.7	Cincinnati Financial Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.17 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.8	Form of Incentive Stock Option Agreement for Stock Option Plan VII (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated October 20, 2006)
10.9	Form of Nonqualified Stock Option Agreement for Stock Option Plan VII (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated October 20, 2006)
10.10	Form of Incentive Stock Option Agreement for the 2006 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated October 20, 2006)
10.11	Form of Nonqualified Stock Option Agreement for the 2006 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated October 20, 2006)
10.12	Form of Restricted Stock Unit Agreement for use under the Cincinnati Financial Corporation 2006 Stock Compensation Plan (performance-based) (incorporated by reference to Exhibit 10.1 filed with the company's Current Report on Form 8-K dated November 18, 2008)
10.13	Form of Incentive Compensation Agreement for the Cincinnati Financial Corporation Incentive Compensation Plan of 2009 (incorporated by reference to Exhibit 10.1 filed with the company's Current Report on Form 8-K dated March 16, 2009)
10.14	Unwritten arrangement with Lehman Brothers Inc. to sell 35,000,000 shares of Fifth Third stock held by the Cincinnati Financial Corporation (incorporated by reference to the further description of the arrangement set forth on the company’s Current Report on Form 8-K dated July 25, 2008)
10.15	Amended and Restated Cincinnati Financial Corporation Top Hat Savings Plan dated November 14, 2008 (incorporated by reference to Exhibit 10.38 filed with the company’s Annual Report on Form 10-K dated February 27, 2009)
10.16	Restricted Stock Unit Agreement for John J. Schiff, Jr. dated November 14, 2008 (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated November 14, 2008)

Cincinnati Financial Corporation – 2011 10-K - 155

Exhibit No.	Exhibit Description
10.17	Restricted Stock Unit Agreement for James E. Benoski dated November 14, 2008 (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated November 14, 2008)
10.18	Restricted Stock Unit Agreement for Kenneth W. Stecher dated November 14, 2008 (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated November 14, 2008)
10.19	Restricted Stock Unit Agreement for Steven J. Johnston dated November 14, 2008 (incorporated by reference to Exhibit 10.5 filed with the company’s Current Report on Form 8-K dated November 14, 2008)
10.20	Restricted Stock Unit Agreement for Thomas A. Joseph dated November 14, 2008 (incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K dated November 14, 2008)
10.21	Restricted Stock Unit Agreement for J.F. Scherer dated November 14, 2008 (incorporated by reference to Exhibit 10.7 filed with the company’s Current Report on Form 8-K dated November 14, 2008)
10.22	Incentive Compensation Award Agreement for Kenneth W. Stecher dated March 16, 2009 under Incentive Compensation Plan of 2009 (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated March 16, 2009)
10.23	Incentive Compensation Award Agreement for Steven J. Johnston dated March 16, 2009 under Incentive Compensation Plan of 2009 (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated March 16, 2009)
10.24	Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, and PNC Bank, National Association, dated August 27, 2010 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated August 27, 2010) (which supersedes that certain Offer and Acceptance of terms to renew $75 million unsecured line of credit with PNC Bank, National Association, effective June 30, 2009, that was filed with and described in the company’s Current Report on Form 8-K dated July 7, 2009) (incorporated by reference to Exhibit 10.1 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.25	Swap Agreement by and among Cincinnati Financial Corporation, CFC Investment Company and PNC Bank, National Association, dated August 31, 2009 (incorporated by reference to Exhibit 10.2 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.26	Letter Agreement by and among Cincinnati Financial Corporation , CFC Investment Company and PNC Bank, National Association, dated August 25, 2011 renewing $75 Million committed line of credit pursuant to the Credit Agreement referenced in Exhibit 10.39 above (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated August 25, 2011)
10.27	Cincinnati Financial Corporation Executive Deferred Compensation Agreement by and between the Cincinnati Financial Corporation and Michael J. Sewell, dated as of October 25, 2011 (incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
11	Statement re: Computation of per share earnings for the years ended December 31, 2011, 2010, and 2009 contained in Part II, Item 8, Note 12 to the Consolidated Financial Statements
14	Cincinnati Financial Corporation Code of Ethics for Senior Financial Officers (incorporated by reference to the company’s Definitive Proxy Statement data March 18, 2004 (File No. 000-04604))
21	Cincinnati Financial Corporation subsidiaries contained in Part I, Item 1 of this report
23	Consent of Independent Registered Public Accounting Firm
31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer
31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Cincinnati Financial Corporation – 2011 10-K - 156