Form 10-Q
period 2012-03-31
CINCINNATI FINANCIAL CORP
filed 2012-04-26
CIK 20286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐ Yes ☑ No

As of April 23, 2012, there were 162,409,106 shares of common stock outstanding.

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 1

CINCINNATI FINANCIAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED March 31, 2012

TABLE OF CONTENTS

Part I – Financial Information	3

Item 1. Financial Statements (unaudited)	3

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Comprehensive Income	4

Condensed Consolidated Statements of Shareholders’ Equity	5

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Safe Harbor Statement	21

Introduction	23

Results of Operations	28

Liquidity and Capital Resources	43

Other Matters	46

Item 3. Quantitative and Qualitative Disclosures about Market Risk	46

Fixed-Maturity Investments	46

Equity Investments	49

Unrealized Investment Gains and Losses	49

Item 4. Controls and Procedures	52

Part II – Other Information	52

Item 1. Legal Proceedings	52

Item 1A. Risk Factors	52

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3. Defaults upon Senior Securities	52

Item 4. Mine Safety Disclosures	52

Item 5. Other Information	52

Item 6. Exhibits	53

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 2

Part I – Financial Information

Item 1. Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions except per share data)	March 31,	December 31,
	2012	2011
ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2012—$8,212; 2011—$8,084)	$8,956	$8,779
Equity securities, at fair value (cost: 2012—$2,158; 2011—$2,162)	3,131	2,956
Other invested assets	66	66
Total investments	12,153	11,801
Cash and cash equivalents	424	438
Investment income receivable	116	119
Finance receivable	76	76
Premiums receivable	1,126	1,087
Reinsurance receivable	602	622
Prepaid reinsurance premiums	24	24
Deferred policy acquisition costs	483	477
Land, building and equipment, net, for company use (accumulated depreciation: 2012—$383; 2011—$376)	235	227
Other assets	97	93
Separate accounts	686	671
Total assets	$16,022	$15,635

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$4,347	$4,339
Life policy and investment contract reserves	2,240	2,214
Unearned premiums	1,680	1,633
Other liabilities	537	517
Deferred income tax	388	303
Note payable	104	104
Long-term debt and capital lease obligation	833	821
Separate accounts	686	671
Total liabilities	10,815	10,602

Commitments and contingent liabilities (Note 13)	—	—

SHAREHOLDERS' EQUITY
Common stock, par value—$2 per share; (authorized: 2012 and 2011—500 million shares; issued: 2012 and 2011—196 million shares)	393	393
Paid-in capital	1,100	1,096
Retained earnings	3,884	3,863
Accumulated other comprehensive income	1,047	901
Treasury stock at cost (2012—34 million shares and 2011—34 million shares)	(1,217)	(1,220)
Total shareholders' equity	5,207	5,033
Total liabilities and shareholders' equity	$16,022	$15,635

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 3

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In millions except per share data)	Three months ended March 31,
	2012	2011
REVENUES
Earned premiums	$839	$782
Investment income, net of expenses	131	131
Total realized investment gains, net	13	12
Fee revenues	1	1
Other revenues	2	3
Total revenues	986	929

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	582	575
Underwriting, acquisition and insurance expenses	274	262
Interest expense	14	13
Other operating expenses	4	4
Total benefits and expenses	874	854

INCOME BEFORE INCOME TAXES	112	75

PROVISION FOR INCOME TAXES
Current	20	24
Deferred	6	(10)
Total provision for income taxes	26	14

NET INCOME	$86	$61

PER COMMON SHARE
Net income—basic	$0.53	$0.38
Net income—diluted	0.53	0.38

OTHER COMPREHENSIVE INCOME, BEFORE TAX
Unrealized gains on investments available-for-sale	$241	$142
Reclassification adjustment for (gains) included in net income	(13)	(12)
Unrealized gains (losses) on other	(5)	1
Unrealized gains on investments available-for-sale and other	223	131
Amortization of actuarial loss and prior service cost	2	1
Less: amortization of prior service cost included in net income	-	-
Defined benefit pension plan	2	1
Other comprehensive income before tax	225	132
Income tax (expense) benefit related to items of other comprehensive income	(79)	(46)
Other comprehensive income, net of tax	146	86
COMPREHENSIVE INCOME	$232	$147

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 4

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In millions)					Accumulated		Total
	Common Stock				Other		Share-
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	holders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance as reported December 31, 2010	163	$393	$1,091	$3,980	$769	$(1,201)	$5,032
Cumulative effect of a change in accounting
for deferred policy acquisition costs, net of tax	-	-	-	(20)	-	-	(20)
Balance as adjusted December 31, 2010	163	393	1,091	3,960	769	(1,201)	5,012

Net income	-	-	-	61	-	-	61
Other comprehensive income, net	-	-	-	-	86	-	86
Dividends declared	-	-	-	(65)	-	-	(65)
Stock options exercised	-	-	(2)	-	-	3	1
Stock-based compensation	-	-	3	-	-	-	3
Other	-	-	(2)	-	-	1	(1)
Balance March 31, 2011	163	$393	$1,090	$3,956	$855	$(1,197)	$5,097

Balance December 31, 2011	162	$393	$1,096	$3,863	$901	$(1,220)	$5,033

Net income	-	-	-	86	-	-	86
Other comprehensive income, net	-	-	-	-	146	-	146
Dividends declared	-	-	-	(65)	-	-	(65)
Stock options exercised	-	-	-	-	-	1	1
Stock-based compensation	-	-	4	-	-	-	4
Other	-	-	-	-	-	2	2
Balance March 31, 2012	162	$393	$1,100	$3,884	$1,047	$(1,217)	$5,207

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 5

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In millions)	Three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$86	$61
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	11	11
Realized gains on investments, net	(13)	(12)
Stock-based compensation	4	3
Interest credited to contract holders	9	14
Deferred income tax (benefit) expense	6	(10)
Changes in:
Investment income receivable	3	2
Premiums and reinsurance receivable	(19)	(46)
Deferred policy acquisition costs	(14)	(14)
Other assets	(5)	(5)
Loss and loss expense reserves	8	39
Life policy reserves	15	28
Unearned premiums	47	33
Other liabilities	(10)	(70)
Current income tax receivable/payable	20	23
Net cash provided by operating activities	148	57
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	6	28
Call or maturity of fixed maturities	195	149
Sale of equity securities	99	133
Purchase of fixed maturities	(304)	(269)
Purchase of equity securities	(96)	(66)
Investment in buildings and equipment, net	(2)	(2)
Investment in finance receivables	(9)	(9)
Collection of finance receivables	9	6
Change in other invested assets, net	2	-
Net cash used in investing activities	(100)	(30)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(64)	(64)
Proceeds from stock options exercised	1	-
Contract holders' funds deposited	31	53
Contract holders' funds withdrawn	(28)	(22)
Excess tax benefits on share-based compensation	1	3
Other	(3)	(3)
Net cash used in financing activities	(62)	(33)
Net change in cash and cash equivalents	(14)	(6)
Cash and cash equivalents at beginning of year	438	385
Cash and cash equivalents at end of period	$424	$379

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	-	1
Non-cash activities:
Conversion of securities	$3	$-
Equipment acquired under capital lease obligations	6	19

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 6

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Our actual results could differ from those estimates. The December 31, 2011, condensed consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by GAAP.

Our March 31, 2012, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2011 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

Adopted Accounting Updates

ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU 2010-26 modifies the definitions of the type of costs incurred by insurance entities that can be capitalized in the successful acquisition of new and renewal contracts. ASU 2010-26 requires incremental direct costs of successful contract acquisition as well as certain costs related to underwriting, policy issuance and processing, medical and inspection and sales force contract selling for successful contract acquisition to be capitalized. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. We retrospectively adopted ASU 2010-26 on January 1, 2012. This ASU reduced our shareholders’ equity by $22 million after tax, or $0.13 book value per share as of December 31, 2011.

The following table illustrates the effect of adopting ASU 2010-26 in the condensed consolidated balance sheets:

(In millions, except per share amounts)	March 31,	December 31,
	2012	2011
		As Reported	As Adjusted	Difference
Deferred policy acquisition costs	$483	$510	$477	$(33)
Total assets	16,022	15,668	15,635	(33)
Deferred income tax	388	314	303	(11)
Shareholders' equity	5,207	5,055	5,033	(22)

The following table illustrates the effect of adopting ASU 2010-26 in the condensed consolidated statements of comprehensive income:

(In millions, except per share amounts)	Three months ended March 31,
	2012	2011
		As Reported	As Adjusted	Difference
Underwriting, acquisition and insurance expenses	$274	$261	$262	$1
Net income	86	62	61	(1)
Net income per share:
Basic	$0.53	$0.38	$0.38	$0.00
Diluted	0.53	0.38	0.38	0.00

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 7

ASU 2011-04, Fair Value Measurements, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The ASU converges fair value measurement and disclosures among U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and expands disclosure requirements. The company adopted ASU 2011-04 during the first quarter of 2012, and it did not have a material impact on our company’s financial position, cash flows or results of operations.

ASU No. 2011-05, Presentation of Comprehensive Income

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single, continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-12 defers the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The deferral of those changes allows the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income for all periods presented. The company adopted ASU 2011-12 and ASU 2011-05 during the first quarter of 2012, and it did not have a material impact on our company’s financial position, cash flows or results of operations.

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

We report as Other the non-investment operations of the parent company and its non-insurer subsidiary, CFC Investment Company. See our 2011 Annual Report on Form 10-K, Item 8, Note 18, Segment Information, Page 136 for a description of revenue, income or loss before income taxes and identifiable assets for each of the five segments.

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 8

Segment information is summarized in the following table:

(In millions)	Three months ended March 31,
	2012	2011
Revenues:
Commercial lines insurance
Commercial casualty	$181	$172
Commercial property	131	126
Commercial auto	101	96
Workers' compensation	81	76
Specialty packages	38	37
Surety and executive risk	27	25
Machinery and equipment	9	8
Commercial lines insurance premiums	568	540
Fee revenue	1	1
Total commercial lines insurance	569	541

Personal lines insurance
Personal auto	98	89
Homeowner	84	76
Other personal lines	27	25
Personal lines insurance premiums	209	190

Excess and surplus lines insurance	21	15
Life insurance	41	38
Investment operations	144	143
Other	2	2
Total revenues	$986	$929

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$34	$(22)
Personal lines insurance	(22)	(3)
Excess and surplus lines insurance	(3)	(5)
Life insurance	(3)	(3)
Investment operations	123	123
Other	(17)	(15)
Total	$112	$75

Identifiable assets:	March 31,	December 31,
	2012	2011
Property casualty insurance	$2,277	$2,272
Life insurance	1,230	1,237
Investment operations	12,223	11,883
Other	292	243
Total	$16,022	$15,635

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 9

NOTE 3 – Investments

The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our invested assets:

(In millions)	Cost or
	amortized	Gross unrealized		Fair
At March 31, 2012	cost	gains	losses	value
Fixed maturities:
States, municipalities and political subdivisions	$3,022	$238	$1	$3,259
Convertibles and bonds with warrants attached	56	-	-	56
United States government	7	1	-	8
Government-sponsored enterprises	103	-	-	103
Foreign government	3	-	-	3
Corporate securities	5,021	511	5	5,527
Subtotal	8,212	750	6	8,956
Equity securities:
Common equities	2,071	945	2	3,014
Preferred equities	87	30	-	117
Subtotal	2,158	975	2	3,131
Total	$10,370	$1,725	$8	$12,087
At December 31, 2011
Fixed maturities:
States, municipalities and political subdivisions	$3,006	$246	$-	$3,252
Convertibles and bonds with warrants attached	59	-	-	59
United States government	6	1	-	7
Government-sponsored enterprises	159	1	-	160
Foreign government	3	-	-	3
Corporate securities	4,851	465	18	5,298
Subtotal	8,084	713	18	8,779
Equity securities:
Common equities	2,088	801	35	2,854
Preferred equities	74	28	-	102
Subtotal	2,162	829	35	2,956
Total	$10,246	$1,542	$53	$11,735

The net unrealized investment gains in our fixed-maturity portfolio are primarily the result of the current low interest rate environment that increased their fair value. The three largest net unrealized investment gains in our common stock portfolio are from Exxon Mobil Corporation (NYSE:XOM), The Procter & Gamble Company (NYSE:PG) and Chevron Corporation (NYSE:CVX), which had a combined net gain position of $281 million. At March 31, 2012, we had $56 million fair value of hybrid securities included in fixed maturities that follow Accounting Standards Codification (ASC) 815-15-25, Accounting for Certain Hybrid Financial Instruments. The hybrid securities are carried at fair value, and the changes in fair value are included in realized investment gains and losses. At March 31, 2012, and December 31, 2011, there were no other-than-temporary impairments included within accumulated other comprehensive income (AOCI).

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 10

The table below provides fair values and unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss position:

(In millions)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At March 31, 2012	value	losses	value	losses	value	losses
Fixed maturities:
States, municipalities and political subdivisions	$53	$1	$4	$-	$57	$1
United States government	2	-	-	-	2	-
Government-sponsored enterprises	31	-	-	-	31	-
Corporate securities	153	2	45	3	198	5
Subtotal	239	3	49	3	288	6
Equity securities:
Common equities	110	2	-	-	110	2
Preferred equities	5	-	4	-	9	-
Subtotal	115	2	4	-	119	2
Total	$354	$5	$53	$3	$407	$8

At December 31, 2011
Fixed maturities:
States, municipalities and political subdivisions	$-	$-	$12	$-	$12	$-
United States government	1	-	-	-	1	-
Government-sponsored enterprises	10	-	-	-	10	-
Corporate securities	380	13	57	5	437	18
Subtotal	391	13	69	5	460	18
Equity securities:
Common equities	333	35	-	-	333	35
Preferred equities	5	-	19	-	24	-
Subtotal	338	35	19	-	357	35
Total	$729	$48	$88	$5	$817	$53

The following table provides realized investment gains and losses and the change in unrealized investment gains and losses and other items:

(In millions)	Three months ended March 31,
	2012	2011
Realized investment gains and losses summary:
Fixed maturities:
Gross realized gains	$3	$3
Gross realized losses	-	-
Other-than-temporary impairments	-	-
Equity securities:
Gross realized gains	23	35
Gross realized losses	-	-
Other-than-temporary impairments	(16)	(30)
Securities with embedded derivatives	4	4
Other	(1)	-
Total	$13	$12

Change in unrealized gains and losses summary:
Fixed maturities	$49	$8
Equity securities	179	122
Adjustment to deferred acquisition costs and life policy reserves	(7)	-
Pension obligations	2	1
Other	2	1
Income taxes on above	(79)	(46)
Total	$146	$86

During the three months ended March 31, 2012 and 2011, there were no credit losses on fixed-maturity securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income.

During the three months ended March 31, 2012, we other-than-temporarily impaired five securities. At March 31, 2012, 14 fixed-maturity investments with a total unrealized loss of $3 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. One equity investment with a total unrealized loss of less than $1 million had been in an unrealized loss position for 12 months or more as of March 31, 2012. That equity investment was not trading below 70 percent of cost.

At December 31, 2011, 20 fixed-maturity investments with a total unrealized loss of $5 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 11

below 70 percent of amortized cost. Two equity investments with a total unrealized loss of less than $1 million had been in an unrealized loss position for 12 months or more as of December 31, 2011. Of that total, no equity investments were trading below 70 percent of cost.

NOTE 4 – Fair Value Measurements

Fair Value Hierarchy

In accordance with accounting guidance for fair value measurements and disclosures, we categorized our financial instruments, based on the priority of the observable and market-based data for the valuation technique used, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest observable input that has a significant impact on fair value measurement is used. Our valuation techniques have not changed from those used at December 31, 2011, and ultimately management determines fair value.

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

We conduct a thorough review of fair value hierarchy classifications on a quarterly basis. We primarily base fair value for investments in equity and fixed-maturity securities (including redeemable preferred stock and assets held in separate accounts) on quoted market prices or on prices from a nationally recognized pricing vendor, an outside resource that supplies global securities pricing, dividend, corporate action and descriptive information to support fund pricing, securities operations, research and portfolio management. The company obtains and reviews the pricing service’s valuation methodologies and related inputs and validates these prices by replicating a sample across each asset class using a discounted cash flow model. When a price is not available from these sources, as in the case of securities that are not publicly traded, we determine the fair value using various inputs including quotes from independent brokers. We have generally obtained and evaluated two non-binding quotes from brokers, our investment professionals determine our best estimate of fair value. The fair value of investments not priced by a pricing vendor is less than 1 percent of the fair value of our total investment portfolio. Reclassification of certain financial instruments may occur when input observability changes. All reclassifications are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassification occurred.

The technique used for the Level 2 fixed-maturity securities and taxable fixed maturities in separate accounts is the application of matrix pricing. The inputs used include relevant market information by asset class, trade activity of like securities, yield to maturity and economic events. All of the Level 2 fixed-maturity securities are priced by a nationally recognized pricing vendor.

The Level 2 preferred equities technique used is the application of matrix pricing. The inputs used, similar to those used by the pricing vendor for our fixed-maturity securities, include relevant market information, trade activity of like securities, yield to maturity, corporate action notices and economic events. All of the Level 2 preferred equities are priced by a nationally recognized pricing vendor.

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 12

Fair Value Disclosures for Assets

The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at March 31, 2012, and December 31, 2011. We do not have any material liabilities carried at fair value. There were no transfers between Level 1 and Level 2.

(In millions)	Asset fair value measurements at March 31, 2012 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$-	$3,257	$2	$3,259
Convertibles and bonds with warrants attached	-	56	-	56
United States government	8	-	-	8
Government-sponsored enterprises	-	103	-	103
Foreign government	-	3	-	3
Corporate securities	-	5,511	16	5,527
Subtotal	8	8,930	18	8,956
Common equities, available for sale	3,014	-	-	3,014
Preferred equities, available for sale	-	110	7	117
Taxable fixed maturities separate accounts	-	634	-	634
Top Hat Savings Plan	9	-	-	9
Total	$3,031	$9,674	$25	$12,730

(In millions)	Asset fair value measurements at December 31, 2011 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$-	$3,249	$3	$3,252
Convertibles and bonds with warrants attached	-	59	-	59
United States government	7	-	-	7
Government-sponsored enterprises	-	160	-	160
Foreign government	-	3	-	3
Corporate securities	-	5,280	18	5,298
Subtotal	7	8,751	21	8,779
Common equities, available for sale	2,854	-	-	2,854
Preferred equities, available for sale	-	98	4	102
Taxable fixed-maturities separate accounts	-	628	-	628
Top Hat Savings Plan	8	-	-	8
Total	$2,869	$9,477	$25	$12,371

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the tables below by security type with a summary of changes in fair value as of March 31, 2012. As of March 31, 2012, and December 31, 2011, total Level 3 assets were less than 1 percent of financial assets measured at fair value in the condensed consolidated balance sheets. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to us.

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 13

The following table provides the change in Level 3 assets for the three months ended March 31, 2012.

(In millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	Taxable fixed maturities- separate accounts	States, municipalities and political subdivisions fixed maturities	Preferred equities	Total
Beginning balance, December 31, 2011	$18	$-	$3	$4	$25
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-	-	-
Included in other comprehensive income	3	-		2	5
Purchases	-	-	-	1	1
Sales	(3)	-	(1)	-	(4)
Transfers into Level 3	1	-	-	-	1
Transfers out of Level 3	(3)	-	-	-	(3)
Ending balance, March 31, 2012	$16	$-	$2	$7	$25

(In millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	Taxable fixed maturities- separate accounts	States, municipalities and political subdivisions fixed maturities	Preferred equities	Total
Beginning balance, December 31, 2010	$20	$2	$4	$5	$31
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-	-	-
Included in other comprehensive income	-	-	-	-	-
Purchases	-	-	-	-	-
Sales	-	-	-	-	-
Transfers into Level 3	-	-	-	1	1
Transfers out of Level 3	(9)	(2)	-	-	(11)
Ending balance, March 31, 2011	$11	$-	$4	$6	$21

With the exception of the Level 3 reconciliation table, additional disclosure for the Level 3 category is not material.

Fair Value Disclosure for Assets and Liabilities Not Carried at Fair Value

The disclosures below are presented to provide timely information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the amortized cost and principal amounts of our long-term debt:

(In millions)			Book value		Principal amount
			March 31,	December 31,	March 31,	December 31,
Interest rate	Year of issue		2012	2011	2012	2011
6.900%	1998	Senior debentures, due 2028	$28	$28	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	371	371	374	374
		Total	$790	$790	$793	$793

The following table shows fair values of our note payable and long-term debt subject to fair value disclosure requirements:

(In millions)	Note payable and long-term debt fair value disclosures at March 31, 2012 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Note payable	$-	$104	$-	$104
6.9% senior debentures, due 2028	-	30	-	30
6.92% senior debentures, due 2028	-	436	-	436
6.125% senior notes, due 2034	-	384	-	384
Total	$-	$954	$-	$954

Fair value of the note payable is determined based upon the outstanding balance at March 31, 2012 because it is short term and tied to a variable interest rate. The note payable was classified as Level 2 as a market does not exist.

The fair value of our long-term debt approximated $814 million at year-end 2011. Fair value was determined under the fair value measurements and disclosure accounting rules based on market pricing of similar debt instruments that are actively trading. We determine fair value for our debt the same way

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 14

that corporate fixed-maturities are valued in our investment portfolio. Fair value can vary with macroeconomic conditions. Regardless of the fluctuations in fair value, the outstanding principal amount of our long-term debt is $793 million. None of the long-term debt is encumbered by rating triggers.

The following table shows the fair value of our life policy loans, included in other invested assets, subject to fair value disclosure requirements:

(In millions)	Life insurance assets fair value disclosures at March 31, 2012 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Life policy loans	$-	$-	$43	$43

The fair value of life policy loans outstanding principal and interest approximated $43 million at December 31, 2011. Outstanding principal and interest for these life policy loans was $35 million and $37 million at March 31, 2012, and December 31, 2011, respectively. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates as non-performance risk is minimal; and (2) the loan repayment rate by which policyholders pay off their loan balances is in line with past experience.

The following table shows fair values of our deferred annuities and structured settlements, included in life policy and investment contract reserves, subject to fair value disclosure requirements:

(In millions)	Life insurance liabilities fair value disclosures at March 31, 2012 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Deferred annuities	$-	$-	$845	$845
Structured settlements	-	224	-	224
Total	$-	$224	$845	$1,069

The fair value for deferred annuities and structured settlements were $794 million and $208 million, respectively, at December 31, 2011. Recorded reserves for the deferred annuities and structured settlements were $1.034 billion and $1.025 billion at March 31, 2012, and December 31, 2011, respectively.

Fair values for deferred annuities are calculated based upon internally developed models because active, observable markets do not exist for those items. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at March 31, 2012, to account for non-performance risk; (2) the rate of interest credited to policyholders is the portfolio net earned interest rate less a spread for expenses and profit; and (3) additional lapses occur when the credited interest rate is exceeded by an assumed competitor credited rate, which is a function of the risk-free rate of the economic scenario being modeled.

Determination of fair value for structured settlements assumes the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at March 31, 2012, to account for non-performance risk.

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 15

NOTE 5 – Property Casualty Loss and Loss Expenses

This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(In millions)	Three months ended March 31,
	2012	2011
Gross loss and loss expense reserves, January 1	$4,280	$4,137
Less reinsurance receivable	375	326
Net loss and loss expense reserves, January 1	3,905	3,811
Net incurred loss and loss expenses related to:
Current accident year	655	588
Prior accident years	(116)	(58)
Total incurred	539	530
Net paid loss and loss expenses related to:
Current accident year	132	129
Prior accident years	375	359
Total paid	507	488

Net loss and loss expense reserves, March 31	3,937	3,853
Plus reinsurance receivable	352	326
Gross loss and loss expense reserves, March 31	$4,289	$4,179

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial management and is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends, that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also includes $58 million at March 31, 2012, and $60 million at March 31, 2011, for certain life and health loss and loss expense reserves.

During first quarter of 2012, we experienced $116 million of favorable development on prior accident years. There was $22 million from favorable development of catastrophe losses compared with $1 million at March 31, 2011. Overall favorable development for commercial lines reserves illustrated the potential for revisions inherent in estimating reserves, especially for long-tailed lines such as commercial casualty and workers’ compensation. We recognized favorable reserve development of $46 million for the commercial casualty line and favorable development of $22 million for the workers’ compensation line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines.

NOTE 6 – Deferred Acquisition Costs

The expenses associated with issuing insurance policies – primarily commissions, premium taxes and underwriting costs – are deferred and amortized over the terms of the policies. We update our acquisition cost assumptions periodically to reflect actual experience, and we evaluate our deferred acquisition costs for recoverability. All acquisition costs reflect the new ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which we adopted on January 1, 2012. The table below shows the deferred policy acquisition costs and asset reconciliation, including the amortized deferred policy acquisition costs.

(In millions)	Three months ended March 31,
	2012	2011
Deferred policy acquisition costs asset at January 1	$477	$458
Capitalized deferred policy acquisition costs	170	164
Amortized deferred policy acquisition costs	(156)	(150)
Amortized shadow deferred policy acquisition costs	(8)	-
Deferred policy acquisition costs asset at March 31	$483	$472

There were no premium deficiencies recorded in the reported condensed consolidated statements of comprehensive income, as the sum of the anticipated loss and loss adjustment expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 16

NOTE 7 – Life Policy and Investment Contract Reserves

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

We establish reserves for the company’s universal life, deferred annuity and structured settlements equal to the cumulative account balances, which include premium deposits plus credited interest less charges and withdrawals. Some of our universal life policies contain no-lapse guarantee provisions. For these policies, we establish a reserve in addition to the account balance, based on expected no-lapse guarantee benefits and expected policy assessments.

(In millions)	March 31,	December 31,
	2012	2011
Ordinary/traditional life	$704	$691
Universal life	485	481
Deferred annuities	837	827
Structured settlements	197	198
Other	17	17
Total gross reserves	$2,240	$2,214

NOTE 8 – Reinsurance

Reinsurance mitigates the risk of highly uncertain exposures and limits the maximum net loss that can arise from large risks or risks concentrated in areas of exposure. Primary components of our property and casualty reinsurance program include a property risk treaty, casualty per occurrence treaty and property catastrophe treaty.

Our condensed consolidated statements of comprehensive income include earned consolidated property casualty insurance premiums on assumed and ceded business:

(In millions)	Three months ended March 31,
	2012	2011
Direct earned premiums	$839	$780
Assumed earned premiums	3	5
Ceded earned premiums	(44)	(40)
Net earned premiums	$798	$745

Our condensed consolidated statements of comprehensive income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

(In millions)	Three months ended March 31,
	2012	2011
Direct incurred loss and loss expenses	$536	$527
Assumed incurred loss and loss expenses	5	15
Ceded incurred loss and loss expenses	(2)	(12)
Net incurred loss and loss expenses	$539	$530

Our life insurance company purchases reinsurance for protection of a portion of the risk that is written. Primary components of our life reinsurance program include individual mortality coverage and aggregate catastrophe and accidental death coverage in excess of certain deductibles. Our condensed consolidated statements of comprehensive income include earned life insurance premiums on ceded business:

(In millions)	Three months ended March 31,
	2012	2011
Direct earned premiums	$54	$50
Assumed earned premiums	-	-
Ceded earned premiums	(13)	(13)
Net earned premiums	$41	$37

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 17

Our condensed consolidated statements of comprehensive income include life insurance contract holders’ benefits incurred on ceded business:

(In millions)	Three months ended March 31,
	2012	2011
Direct contract holders' benefits incurred	$53	$53
Assumed contract holders' benefits incurred	-	-
Ceded contract holders' benefits incurred	(10)	(8)
Net incurred loss and loss expenses	$43	$45

NOTE 9 – Net Income Per Common Share

Basic earnings per share are computed based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding.

Here are calculations for basic and diluted earnings per share:

(Dollars in millions except share data in thousands)	Three months ended March 31,
	2012	2011
Numerator:
Net income—basic and diluted	$86	$61

Denominator:
Weighted-average common shares outstanding	162,277	162,940
Effect of stock based awards:
Nonvested shares	541	526
Stock options	327	204
Adjusted weighted-average shares	163,145	163,670

Earnings per share:
Basic	$0.53	$0.38
Diluted	0.53	0.38

Number of anti-dilutive stock based awards	6,215	6,919

The current sources of dilution of our common shares are certain equity-based awards as discussed in our 2011 Annual Report on Form 10-K, Item 8, Note 17, Stock-Based Associate Compensation Plans, Page 134. The above table shows the number of anti-dilutive stock-based awards for the three months ended March 31, 2012 and 2011. We did not include these stock-based awards in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

NOTE 10 – Employee Retirement Benefits

The following summarizes the components of net periodic costs for our qualified and supplemental pension plans:

(In millions)	Three months ended March 31,
	2012	2011
Service cost	$3	$3
Interest cost	3	3
Expected return on plan assets	(4)	(4)
Amortization of actuarial loss and prior service cost	2	1
Net periodic benefit cost	$4	$3

See our 2011 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 130 for information on our retirement benefits. We made matching contributions of $2 million to our 401(k) savings plan during both the first quarter of 2012 and 2011.

We made no contribution to the pension plan during the first quarter of 2012. We anticipate contributing $14 million during 2012 to our qualified pension plan as indicated in our 2011 Annual Report on Form 10-K.

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 18

NOTE 11 – Stock-Based Compensation Plans

We currently have three equity compensation plans that permit us to grant various types of equity awards. We currently grant incentive stock options, non-qualified stock options, service-based restricted stock units and performance-based restricted stock units, including some with market-based performance objectives, under our shareholder-approved plans to associates. We also have a Holiday Stock Plan that permits annual awards of one share of common stock to each full-time associate for each full calendar year of service up to a maximum of 10 shares. One of our equity compensation plans permits us to grant stock to our outside directors as a component of their annual compensation. For additional information about our equity compensation plans, see our 2011 Annual Report on Form 10-K, Item 8, Note 17, Stock-Based Associate Compensation Plans, Page 134.

A total of 10.3 million shares are authorized to be granted under the shareholder-approved plans. At March 31, 2012, 1.9 million shares were available for future issuance under the plans.

Stock-Based Awards

During the first quarter of 2012, we granted 24,118 shares of common stock to our directors for 2011 board service fees. Stock-based awards were granted to associates during the first quarter of 2012 and are summarized in the tables below. Stock-based compensation cost after tax was $3 million and $2 million for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, $31 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted-average period of 2.4 years.

Here is a summary of option information:

(Shares in thousands)	Shares	Weighted- average exercise price
Outstanding at January 1, 2012	9,357	$36.71
Granted	535	35.63
Exercised	(44)	27.89
Forfeited or expired	(1,072)	35.36
Outstanding at March 31, 2012	8,776	36.86

Here is a summary of restricted stock unit information:

(Shares in thousands)	Service-based shares	Weighted-average grant-date fair value	Performance-based shares	Weighted-average grant-date fair value
Nonvested at January 1, 2012	563	$26.05	156	$25.86
Granted	402	31.14	110	34.89
Vested	(2)	25.58	(53)	22.88
Forfeited or canceled	(6)	27.09	0	0.00
Nonvested at March 31, 2012	957	28.18	213	31.26

NOTE 12 – Income Taxes

As of March 31, 2012, and December 31, 2011, we had no liability for unrecognized tax benefits. Details about our liability for unrecognized tax benefits are found in our 2011 Annual Report on Form 10-K, Item 8, Note 11, Income Taxes, Pages 129 and 130.

The differences between the 35 percent statutory income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended March 31,
	2012		2011
Tax at statutory rate	$39	35.0%	$26	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(8)	(7.6)	(9)	(11.6)
Dividend received exclusion	(6)	(4.8)	(5)	(6.8)
Other	1	0.6	2	2.1
Provision for income taxes	$26	23.2%	$14	18.7%

The change in our effective tax rate was primarily due to changes in pretax income from underwriting results and realized investment gains and losses.

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 19

NOTE 13 – Commitments and Contingent Liabilities

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

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights significant factors influencing the consolidated results of operations and financial position of Cincinnati Financial Corporation (CFC). It should be read in conjunction with the consolidated financial statements and related notes included in our 2011 Annual Report on Form 10-K. Unless otherwise noted, the industry data is prepared by A.M. Best Co., a leading insurance industry statistical, analytical and financial strength rating organization. Information from A.M. Best is presented on a statutory basis. When we provide our results on a comparable statutory basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

As discussed in Item 1, Note 1, Accounting Policies, Page 7, effective January 1, 2012, we adopted ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. We adjusted applicable financial statements. Related financial data shown in Management’s Discussion and Analysis of Financial Condition and Results of Operations also have been adjusted.

We present per share data on a diluted basis unless otherwise noted, adjusting those amounts for all stock splits and dividends. Dollar amounts are rounded to millions; calculations of percent changes are based on dollar amounts rounded to the nearest million. Certain percentage changes are identified as not meaningful (nm).

Safe Harbor Statement

This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in our 2011 Annual Report on Form 10-K, Item 1A, Risk Factors, Page 26.

Factors that could cause or contribute to such differences include, but are not limited to:

•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes

•	Increased frequency and/or severity of claims

•	Inadequate estimates or assumptions used for critical accounting estimates

•	Recession or other economic conditions resulting in lower demand for insurance products or increased payment delinquencies

•	Declines in overall stock market values negatively affecting the company’s equity portfolio and book value

•	Events resulting in capital market or credit market uncertainty, followed by prolonged periods of economic instability or recession, that lead to:

o	Significant or prolonged decline in the value of a particular security or group of securities and impairment of the asset(s)

o	Significant decline in investment income due to reduced or eliminated dividend payouts from a particular security or group of securities

o	Significant rise in losses from surety and director and officer policies written for financial institutions or other insured entities

•	Prolonged low interest rate environment or other factors that limit the company’s ability to generate growth in investment income or interest rate fluctuations that result in declining values of fixed-maturity investments, including declines in accounts in which we hold bank-owned life insurance contract assets

•	Increased competition that could result in a significant reduction in the company’s premium volume

•	Delays or performance inadequacies from ongoing development and implementation of underwriting and pricing methods or technology projects and enhancements expected to increase our pricing accuracy, underwriting profit and competitiveness

•	Changing consumer insurance-buying habits and consolidation of independent insurance agencies that could alter our competitive advantages

•	Inability to obtain adequate reinsurance on acceptable terms, amount of reinsurance purchased, financial strength of reinsurers and the potential for non-payment or delay in payment by reinsurers

•	Inability to defer policy acquisition costs for any business segment if pricing and loss trends would lead management to conclude that segment could not achieve sustainable profitability

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 21

•	Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:

o	Downgrades of the company’s financial strength ratings

o	Concerns that doing business with the company is too difficult

o	Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace

•	Actions of insurance departments, state attorneys general or other regulatory agencies, including a change to a federal system of regulation from a state-based system, that:

o	Impose new obligations on us that increase our expenses or change the assumptions underlying our critical accounting estimates

o	Place the insurance industry under greater regulatory scrutiny or result in new statutes, rules and regulations

o	Restrict our ability to exit or reduce writings of unprofitable coverages or lines of business

o	Add assessments for guaranty funds, other insurance related assessments or mandatory reinsurance arrangements; or that impair our ability to recover such assessments through future surcharges or other rate changes

o	Increase our provision for federal income taxes due to changes in tax law

o	Increase our other expenses

o	Limit our ability to set fair, adequate and reasonable rates

o	Place us at a disadvantage in the marketplace

o	Restrict our ability to execute our business model, including the way we compensate agents

•	Adverse outcomes from litigation or administrative proceedings

•	Events or actions, including unauthorized intentional circumvention of controls, that reduce the company’s future ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002

•	Unforeseen departure of certain executive officers or other key employees due to retirement, health or other causes that could interrupt progress toward important strategic goals or diminish the effectiveness of certain longstanding relationships with insurance agents and others

•	Events, such as an epidemic, natural catastrophe or terrorism, that could hamper our ability to assemble our workforce at our headquarters location

•	Difficulties with technology or data security breaches, including cyber attacks, that could negatively affect our ability to conduct business and our relationships with agents, policyholders and others

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

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 22

Introduction

Corporate Financial Highlights

Statements of Comprehensive Income and Per Share Data

(Dollars in millions except share data in thousands)	Three months ended March 31,
	2012	2011	Change %
Statement of operations data
Earned premiums	$839	$782	7
Investment income, net of expenses (pretax)	131	131	0
Realized investment gains and losses (pretax)	13	12	8
Total revenues	986	929	6
Net income	86	61	41
Comprehensive income	232	147	58
Per share data
Net income - diluted	$0.53	$0.38	39
Cash dividends declared	0.4025	0.40	1

Weighted average shares outstanding	163,145	163,670	0

Revenues rose for the first quarter of 2012 compared with the first quarter of 2011, primarily due to growth in earned premiums. Premium and investment revenue trends are discussed further in the respective sections of Results of Operations, Page 28.

Realized investment gains and losses are recognized on the sales of investments or as otherwise required by GAAP. We have substantial discretion in the timing of investment sales, and that timing generally is independent of the insurance underwriting process. GAAP also requires us to recognize in net income the gains or losses from certain changes in fair values of securities even though we continue to hold the securities.

Net income for the first quarter of 2012 compared with the 2011 first quarter increased $25 million, reflecting stronger property casualty underwriting income that also rose $25 million after taxes. Higher catastrophe losses, mostly weather related, reduced net-of-taxes property casualty underwriting results by $31 million more than the first quarter of 2011, but that unfavorable effect was offset by better underwriting results before catastrophes. Life insurance segment results and investment segment results for the first quarter of 2012 were both even with the first quarter of 2011. Performance by segment is discussed below in Results of Operations, beginning on Page 28. As discussed in our 2011 Annual Report on Form 10-K, Item 7, Factors Influencing Our Future Performance, Page 41, there are several reasons that our performance during 2012 may be below our long-term targets. In that annual report, as part of Results of Operations, we also discussed the full-year 2012 outlook for each reporting segment.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2011, the company had increased the indicated annual cash dividend rate for 51 consecutive years, a record we believe was matched by only nine other publicly traded companies. Cash dividends declared during the first three months of 2012 increased approximately 1 percent compared with the same period of 2011. Our board regularly evaluates relevant factors in share repurchase- and dividend-related decisions, and the 2011 dividend increase signaled confidence in our strong capital, liquidity and financial flexibility, as well as progress through our initiatives to improve earnings performance.

Balance Sheet Data and Performance Measures

(Dollars in millions except share data)	At March 31,	At December 31,
	2012	2011
Balance sheet data
Invested assets	$12,153	$11,801
Total assets	16,022	15,635
Short-term debt	104	104
Long-term debt	790	790
Shareholders' equity	5,207	5,033
Book value per share	32.07	31.03
Debt-to-total-capital ratio	14.7%	15.1%

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 23

Total assets increased 2 percent compared with year-end 2011, largely due to growth in invested assets that was primarily driven by higher market valuation. Shareholders’ equity rose 3 percent and book value per share was also up 3 percent during the first three months of 2012. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders’ equity) decreased compared with year-end 2011. The value creation ratio, a non-GAAP measure defined below, was higher for the first three months of 2012 compared with 2011, primarily due to growth in unrealized investment gains and net income.

The $1.04 increase in book value per share during the first three months of 2012 contributed 3.3 percentage points to the value creation ratio while dividends declared at $0.4025 per share during the first three months of 2012 contributed 1.3 points. Value creation ratio trends and a reconciliation of the non-GAAP measure to comparable GAAP measures are shown in the tables below.

	Three months ended March 31,
	2012	2011
Performance measure
Value creation ratio	4.6%	2.9%

(Dollars are per share)	Three months ended March 31,
	2012	2011
Value creation ratio
End of period book value	$32.07	$31.27
Less beginning of period book value	31.03	30.79
Change in book value	1.04	0.48
Dividend declared to shareholders	0.40	0.40
Total contribution to value creation ratio	$1.44	$0.88

Contribution to value creation ratio from change in book value	3.3%	1.6%
Contribution to value creation ratio from dividends declared to shareholders	1.3	1.3
Value creation ratio	4.6%	2.9%

Progress Toward Long-Term Value Creation

Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2011 direct written premium volume for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies in 39 states as discussed in our 2011 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 3.

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

Performance Drivers

When looking at our long-term objectives, we see three performance drivers:

•	Premium growth – We believe over any five-year period our agency relationships and initiatives can lead to a property casualty written premium growth rate that exceeds the industry average. For the first three months of 2012, our total property casualty net written premiums’ year-over-year growth was 8 percent, comparing favorably with A.M. Best’s projection of 4 percent full-year growth for the industry excluding the mortgage and financial guaranty lines of business, as of February 2012. Our premium growth initiatives are discussed below in Highlights of Our Strategies and Supporting Initiatives, Page 25

Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95 percent to 100 percent. For the first three months of 2012, our GAAP combined ratio was 99.1 percent and our statutory combined ratio was 98.8 percent, both including 13.9 percentage points of current accident year catastrophe losses offset by 14.5 percentage points of favorable loss reserve development on prior accident years. As of February 2012, A.M. Best forecasted the industry’s full-year 2012 statutory combined ratio at approximately 102 percent, including approximately 5 percentage points of catastrophe losses and a favorable impact of approximately 3 percentage points from prior accident year reserve releases. For the commercial lines industry segment, A.M. Best forecasted a full-year 2012 statutory combined ratio at approximately 104 percent, including approximately 4 percentage

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 24

points of catastrophe losses and a favorable impact of approximately 2 percentage points from prior accident year reserve releases.

•	Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index. For the first three months of 2012, pretax investment income was $131 million, flat compared with the same period in 2011. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Highlights of Our Strategy and Supporting Initiatives

Management has worked to identify a strategy that can lead to long-term success, with concurrence by the board of directors. Our strategy is intended to position us to compete successfully in the markets we have targeted while appropriately managing risk. Further description of our long-term, proven strategy can be found in our 2011 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 3. We believe successful implementation of initiatives that support our strategy, summarized below, will help us better serve our agent customers and reduce variability in our financial results while we also grow earnings and book value over the long term, successfully navigating challenging economic, market or industry pricing cycles.

•	Improve insurance profitability – Implementation of these initiatives is intended to improve pricing capabilities for our property casualty business and increase our ability to manage our business while also enhancing our efficiency. Improved pricing capabilities through the use of technology and analytics can lead to better profit margins. Improved internal processes with additional performance metrics can help us be more efficient and effective. These initiatives also support the ability of the agencies that represent us to grow profitably by allowing them to serve clients faster and to more efficiently manage agency expenses.

•	Drive premium growth – Implementation of these initiatives is intended to further penetrate each market we serve through our independent agency network. Strategies aimed at specific market opportunities, along with service enhancements, can help our agents grow and increase our share of their business. Diversified growth also may reduce variability of losses from weather-related catastrophes.

We discuss initiatives supporting each of these strategies below, along with metrics we use to assess our progress.

Improve Insurance Profitability

The main initiatives to improve our insurance profitability include:

•	Improve pricing precision using predictive analytics – We continue efforts to expand our pricing capabilities by using predictive analytics and expect cumulative benefits of these efforts to improve loss ratios over time. Expanded capabilities include streamlining and optimizing data to improve accuracy, timeliness and ease of use. Development of additional business data to support accurate underwriting, pricing and other business decisions also continues. A phased project that will continue over the next several years will deploy a full data management program, including a data warehouse for our property casualty and life insurance operations, providing enhanced granularity of pricing data. Progress to date during 2012 and future plans for key initiatives are summarized below.

We are developing the next version of our workers’ compensation predictive modeling tool and will further integrate it with our policy administration systems. Additional integration should enhance the ability of underwriters to target profitability and to discuss pricing impacts with agency personnel.

In late 2011, we developed tools to improve pricing precision for small business policies written through our new product known as CinciPakTM. Plans to implement these tools for underwriters’ use include rolling them out to eight states by the end of 2012. Progress during the first quarter included commencing a pilot for a few dozen agencies in one state, as scheduled.

For our personal lines business, we will continue to enhance our pricing model attributes and expand our pricing points to add more precision during 2012. This is helping us continue to be competitive on the most desirable business and to adapt more rapidly to changes in market conditions. Progress during the first quarter included completion of a homeowner’s policy rate proposal based on the latest modeled results. Changes based on the proposal will be filed in the majority of our states with effective dates in the fourth quarter of 2012.

•	Improve internal processes – Improved processes support our strategic goals, reducing internal costs and allowing us to focus more resources on providing agency services. Important process improvement efforts include ongoing simplification of new business processing between company and agency management

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 25

systems, and future processing of some small commercial lines business without intervention by an underwriter. We also are developing additional talent management capabilities to further improve the effectiveness of all associates.

Completion of development for additional coverages in our commercial lines policy administration system is expected to facilitate important internal process improvement initiatives. For our personal lines business, we have also been developing business rules and parameters to allow future processing of some policies without intervention by an underwriter, for risks that meet qualifying underwriting criteria. The objective is to streamline processing for our agents and associates, permitting more time for risks that need additional service or attention while also reducing internal costs. Progress during the first quarter included expansion of our pilot to automate renewal underwriting into three additional states, for a total of four states.

We measure the overall success of our strategy to improve insurance profitability primarily through our GAAP combined ratio for property casualty results, which we believe can be consistently within the range of 95 percent to 100 percent for any five-year period. We also compare our statutory combined ratio to the industry average to gauge our progress, as discussed in the Performance Drivers section above.

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

Drive Premium Growth

Primary initiatives to drive premium growth include:

•	Expansion of our marketing capabilities – We continue to enhance our generalist approach to allow our appointed agencies to better compete in the marketplace by providing services agent’s clients want and need. Expansion initiatives include adding field associates for additional agency support in targeted areas, entering new states of operation for personal lines, and further development of targeted marketing activities. Progress to date during 2012 and future plans for key initiatives are summarized below.

During 2012, we will add field marketing representatives who specialize in standard commercial lines, personal lines or excess and surplus lines. Progress during the first quarter included the placement of two new personal lines field marketing representatives, one based in Buffalo, New York – providing service to agencies throughout upstate New York, and one based in Harrisburg, Pennsylvania – providing service to agencies in Maryland in addition to Pennsylvania. For our excess and surplus lines operation, we have been approved as a non-admitted carrier and brokerage in Delaware, and during the first quarter of 2012 we expanded our field underwriting presence in northeast Ohio, introduced a new quick-issue offering for special event policies, and began more broadly marketing our expertise in large accounts.

Expansion of our personal lines operation is planned for three additional states where we currently do not offer personal lines products. We entered the first state, New York, during the first quarter of 2012.

We also continue to develop and coordinate targeted marketing, including cross-selling opportunities, through our Target Markets department. This area focuses on commercial product development, including identification and promotional support for promising classes of business. We offered nine target markets programs to our agencies at the end of 2011. During the first quarter of 2012, we completed one of the four additional target market programs we plan to launch by the end of the year. We also rolled out a new product by offering additional coverage forms for one of our existing programs.

•	New agency appointments – We continue to appoint new agencies to develop additional points of distribution, focusing on areas where our market share is less than 1 percent while also considering economic and catastrophe risk factors. In 2012, we are targeting approximately 130 appointments of independent agencies. During the first three months of 2012, we appointed 56 new agencies that write in aggregate approximately $650 million in property casualty premiums annually with various insurance carriers for an average of more than $10 million per agency. As of March 31, 2012, a total of 1,346 agency relationships market our standard market insurance products from 1,696 reporting locations.

We seek to build a close, long-term relationship with each agency we appoint. We carefully evaluate the marketing reach of each new appointment to ensure the territory can support both current and new agencies. During April 2012, we added two new marketing territories for commercial lines. Our 127 commercial lines field marketing territories are staffed by marketing representatives averaging 19 years of industry experience and 10 years as a Cincinnati Insurance field marketing

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 26

representative. The team of field associates in each territory works together with headquarters support associates to form our agent-centered business model, providing local expertise, helping us better understand the accounts we underwrite and creating market advantages for our agents. We help our agents grow their business by attracting more clients in their communities through unique Cincinnati-style service, and generally have earned a 10 percent share of an agency’s business within 10 years of its appointment.

We measure the overall success of our strategy to drive premium growth primarily through changes in net written premiums, as discussed in the Performance Drivers section above. In addition to tracking our progress toward our year 2015 direct written premiums target, we believe we can grow faster than the industry average over any five-year period.

An important part of our long-term strategy is financial strength, which is described in our 2011 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Financial Strength, Page 5. One aspect of our financial strength is prudent use of reinsurance to help manage financial performance variability due to catastrophe loss experience. A description of how we use reinsurance is included in our 2011 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, 2012 Reinsurance Programs, Page 98. Another aspect is our investment portfolios, which remain well-diversified as discussed in Item 3, Quantitative and Qualitative Disclosures about Market Risk, Page 46. We continue to maintain strong parent company liquidity and financial strength that increases our flexibility through all periods to maintain our cash dividend and to continue to invest in and expand our insurance operations. At March 31, 2012, we held $1.076 billion of our cash and invested assets at the parent company level, of which $846 million, or 78.7 percent, was invested in common stocks, and $22 million, or 2.0 percent, was cash or cash equivalents. Our debt-to-total-capital ratio at 14.7 percent remains well below our target limit of 20 percent. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 0.8-to-1 for the 12 months ended March 31, 2012, unchanged from 0.8-to-1 at year-end 2011.

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

As of April 25, 2012, our insurer financial strength ratings were:

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

All of our insurance subsidiaries continue to be highly rated. No ratings agency actions to our insurer financial strength ratings occurred during the first quarter of 2012.

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 27

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

We report as Other the non-investment operations of the parent company and its non-insurer subsidiary, CFC Investment Company. See Item 1, Note 12, Segment Information, Page 19, for discussion of the calculations of segment data. Results of operations for each of the five segments are discussed below.

Consolidated Property Casualty Insurance Results of Operations

Consolidated property casualty insurance results include premiums and expenses for our standard market insurance (commercial lines and personal lines segments) as well as our surplus lines operations.

(Dollars in millions)	Three months ended March 31,
	2012	2011	Change %
Earned premiums	$798	$745	7
Fee revenues	1	1	0
Total revenues	799	746	7

Loss and loss expenses from:
Current accident year before catastrophe losses	544	546	0
Current accident year catastrophe losses	111	42	164
Prior accident years before catastrophe losses	(94)	(57)	(65)
Prior accident years catastrophe losses	(22)	(1)	nm
Total loss and loss expenses	539	530	2
Underwriting expenses	251	246	2
Underwriting profit (loss)	$9	$(30)	nm

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	68.1%	73.3%	(5.2)
Current accident year catastrophe losses	13.9	5.7	8.2
Prior accident years before catastrophe losses	(11.7)	(7.7)	(4.0)
Prior accident years catastrophe losses	(2.8)	(0.2)	(2.6)
Total loss and loss expenses	67.5	71.1	(3.6)
Underwriting expenses	31.6	33.0	(1.4)
Combined ratio	99.1%	104.1%	(5.0)

Combined ratio:	99.1%	104.1%	(5.0)
Contribution from catastrophe losses and prior years
reserve development	(0.6)	(2.2)	1.6
Combined ratio before catastrophe losses and prior
years reserve development	99.7%	106.3%	(6.6)

Our consolidated property casualty insurance operations generated an underwriting gain of $9 million for the three months ended March 31, 2012, compared with an underwriting loss of $30 million for the three months ended March 31, 2011. The primary causes of the improved underwriting results were improving trends in pricing relative to loss costs and more favorable trends in prior accident year loss reserve development. Paid loss and loss expenses, before catastrophes, were 1 percent lower for the first quarter of 2012 compared with first-quarter 2011, although earned premiums were up 7 percent. Reserves for losses and loss expenses incurred but not reported (IBNR), net of reinsurance, rose 4 percent during the first quarter of 2012, including 1 percent for catastrophe losses. We believe the favorable trends for loss experience before catastrophes are in part due to our initiatives to improve pricing precision and loss experience related to claims and to loss control practices. The favorable effects offset a $48 million net increase in losses caused by natural catastrophes that were primarily weather-related. Details of property casualty insurance results are discussed below, including our commercial lines, personal lines and excess and surplus lines segments.

We measure and analyze property casualty underwriting results primarily by the combined ratio and its component ratios. The GAAP-basis combined ratio is the percentage of incurred losses plus all expenses per each earned premium dollar – the lower the ratio, the better the performance. An underwriting profit results when the combined ratio is below 100 percent. A combined ratio above 100 percent indicates that an insurance company’s losses and expenses exceeded premiums.

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 28

The combined ratio can be affected significantly by catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, improved the combined ratio by 14.5 percentage points in the first three months of 2012 compared with 7.9 percentage points in the same period of 2011. Of the 6.6 points in higher net favorable development, 2.6 points or almost 40 percent was from development on catastrophe loss reserves. Net favorable development for the first three months of 2012 is discussed in further detail in results of operations by property casualty insurance segment, Pages 31 through 39.

Our consolidated property casualty combined ratio for the first quarter of 2012 improved 5.0 percentage points compared with the same period of 2011. Catastrophe losses that were 5.6 points higher were offset by the lower loss and loss expense ratio before catastrophe losses and a lower underwriting expense ratio. The ratio for current accident year loss and loss expenses before catastrophe losses of 68.1 percent for the first three months of 2012 improved 4.9 percentage points compared with the 73.0 percent accident year 2011 ratio measured as of December 31, 2011. The improvement was largely due to better pricing including the effects of initiatives to improve pricing precision and to improve loss experience by controlling claims costs and offering more loss control services, somewhat offset by normal loss cost inflation. Lower new large losses of $250,000 or more per claim accounted for 4.1 percentage points of the lower 2012 ratio.

The underwriting expense ratio was lower for the first quarter of 2012 compared with the same period a year ago, primarily due to higher earned premiums and lower technology related costs.

(Dollars in millions)	Three months ended March 31,
	2012	2011	Change %
Agency renewal written premiums	$762	$708	8
Agency new business written premiums	108	102	6
Other written premiums	(27)	(31)	13
Net written premiums	843	779	8
Unearned premium change	(45)	(34)	(32)
Earned premiums	$798	$745	7

The trends in net written premiums and earned premiums summarized in the table above reflect the effects of our premium growth strategies, better pricing and what we believe to be slowly improving economic conditions, somewhat offset by higher ceded premiums in total for our reinsurance treaties. Consolidated property casualty net written premiums for the three months ended March 31, 2012, grew $64 million compared with the same period of 2011. Each of our property casualty segments registered growth for the first quarter of 2012. Our premium growth initiatives from prior years continue to favorably affect current year growth, particularly as newer agency relationships mature over time. Improving insured exposure-level comparatives from the slow economic recovery also favorably affected premium growth. We discuss current initiatives in Highlights of Our Strategy and Supporting Initiatives, Page 25. The main drivers of trends for 2012 are discussed by segment on Pages 31, 35 and 38.

Consolidated property casualty agency new business written premiums for the three months ended March 31, 2012, increased $6 million compared with the same period of 2011. We continued to experience new business growth related to initiatives for geographic expansion into new and underserved areas. Agents appointed during 2011 or 2012 produced an increase in standard lines new business of $9 million for the first quarter of 2012 compared with the same period in 2011. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Other written premiums – primarily including premiums ceded to our reinsurers as part of our reinsurance program – contributed $4 million to net written premium growth for the three months ended March 31, 2012, compared with the same period of 2011. Slightly higher first-quarter ceded premiums were offset by a more favorable adjustment, compared with the first quarter of last year, for estimated direct written premiums of policies in effect but not yet processed. The adjustment had an immaterial effect on earned premiums.

Catastrophe losses typically have a meaningful effect on property casualty results and can vary significantly from period to period. Losses from natural catastrophes contributed 11.1 percentage points to the combined ratio in the three months ended March 31, 2012, compared with 5.5 percentage points in the same period of 2011. The following table shows catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. None of the 2012 catastrophe events had losses estimated at March 31, 2012 that exceeded our $75 million

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 29

loss retention for our property catastrophe reinsurance treaty. We individually list catastrophe events for which our incurred losses reached or exceeded $5 million.

(In millions, net of reinsurance)			Three months ended March 31,
			Comm.	Pers.	E&S
Dates	Event	Region	lines	lines	lines	Total
2012
Feb. 28 - 29	Hail, wind, tornado	Midwest	$22	$8	$-	$30
Mar. 2 - 3	Hail, wind, tornado	Midwest, South	28	45	1	74
All other 2012 catastrophes			2	5	-	7
Development on 2011 and prior catastrophes			(13)	(9)	-	(22)
Calendar year incurred total			$39	$49	$1	$89

2011
Jan. 31-Feb. 3	Freezing, wind	South, Midwest	$5	$5	$-	$10
Feb. 27-28	Hail, wind, tornado	Midwest	5	8	-	13
Mar. 11	Earthquake	Japan	8	-	-	8
All other 2011 catastrophes			5	6	-	11
Development on 2010 and prior catastrophes			4	(5)	-	(1)
Calendar year incurred total			$27	$14	$-	$41

The following table includes data for losses incurred of $250,000 or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses by Size

(Dollars in millions)	Three months ended March 31,
	2012	2011	Change %
New losses greater than $4,000,000	$10	$11	(9)
New losses $1,000,000-$4,000,000	31	50	(38)
New losses $250,000-$1,000,000	43	54	(20)
Case reserve development above $250,000	67	34	97
Total large losses incurred	151	149	1
Other losses excluding catastrophe losses	206	245	(16)
Catastrophe losses	89	40	123
Total losses incurred	$446	$434	3

Ratios as a percent of earned premiums:			Pt. Change
New losses greater than $4,000,000	1.3%	1.4%	(0.1)
New losses $1,000,000-$4,000,000	3.9	6.7	(2.8)
New losses $250,000-$1,000,000	5.5	7.3	(1.8)
Case reserve development above $250,000	8.3	4.6	3.7
Total large loss ratio	19.0	20.0	(1.0)
Other losses excluding catastrophe losses	25.8	32.9	(7.1)
Catastrophe losses	11.1	5.5	5.6
Total loss ratio	55.9%	58.4%	(2.5)

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The first-quarter 2012 property casualty total large losses incurred of $152 million, net of reinsurance, were lower than the $164 million quarterly average during 2011 and higher than the $149 million for the first quarter of 2011. The ratio for these large losses and case reserve increases was 1.0 percentage point lower compared with last year’s first quarter, with new losses down 4.7 points and case reserve development up 3.7 points. We believe results for the three-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000. Losses by size are discussed in further detail in results of operations by property casualty insurance segment, Pages 31 through 39.

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 30

Commercial Lines Insurance Results of Operations

(Dollars in millions)	Three months ended March 31,
	2012	2011	Change %

Earned premiums	$568	$540	5
Fee revenues	1	1	0
Total revenues	569	541	5

Loss and loss expenses from:
Current accident year before catastrophe losses	386	402	(4)
Current accident year catastrophe losses	52	23	126
Prior accident years before catastrophe losses	(77)	(55)	(40)
Prior accident years catastrophe losses	(13)	4	nm
Total loss and loss expenses	348	374	(7)
Underwriting expenses	187	189	(1)
Underwriting profit (loss)	$34	$(22)	nm

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	67.9%	74.5%	(6.6)
Current accident year catastrophe losses	9.1	4.3	4.8
Prior accident years before catastrophe losses	(13.6)	(10.2)	(3.4)
Prior accident years catastrophe losses	(2.3)	0.6	(2.9)
Total loss and loss expenses	61.1	69.2	(8.1)
Underwriting expenses	33.1	35.1	(2.0)
Combined ratio	94.2%	104.3%	(10.1)

Combined ratio:	94.2%	104.3%	(10.1)
Contribution from catastrophe losses and prior years
reserve development	(6.8)	(5.3)	(1.5)
Combined ratio before catastrophe losses and prior
years reserve development	101.0%	109.6%	(8.6)

Overview

Performance highlights for the commercial lines segment include:

•	Premiums – Commercial lines earned premiums and net written premiums grew during the first three months of 2012 primarily due to higher renewal and new business premiums that continued to reflect improved pricing and premium growth initiatives. The premiums table below analyzes the primary components of earned premiums.

Agency renewal written premiums, up $29 million or 5 percent for the first quarter of 2012, reflected higher pricing and improving economic conditions. Due to the highly competitive commercial lines markets, we continue to increase our use of predictive analytics tools to improve pricing precision while also leveraging our local relationships with agents through the efforts of our teams that work closely with them. We believe our field focus is unique and has several advantages, including providing us with quality intelligence on local market conditions. We seek to maintain appropriate pricing discipline for both new and renewal business as management emphasizes the importance of our agencies and underwriters assessing account quality to make careful decisions on a case-by-case basis whether to write or renew a policy. Rate credits may be used to retain renewals of quality business and to earn new business, but we do so selectively in order to avoid commercial accounts that we believe have insufficient profit margins.

We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies. During the first quarter of 2012, our standard commercial lines policies averaged estimated price change increases in a low- to mid-single-digit range, improving slightly compared with the fourth quarter of 2011. Our average commercial lines pricing change includes the flat pricing effect of certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore the average commercial lines pricing change we report reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For the commercial lines policies that expired and were subsequently renewed during the first quarter of 2012, we estimate that the average pricing change was solidly in a mid-single-digit range, with workers’ compensation and commercial property policies experiencing higher than average renewal price increases.

Renewal premiums for our commercial casualty and workers’ compensation business include the result of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Net written premiums from audits during the

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 31

first quarter of 2012 netted to positive $6 million. Audits contributed $9 million to the $38 million net increase in net written premiums for the first three months of 2012 compared with the same period a year ago. The $28 million increase in earned premiums during the first quarter of 2012, compared with the 2011 quarter, also included a $9 million increase from audit premiums as a component.

New business written premiums for commercial lines grew 6 percent during the first three months of 2012 compared with the same period last year. Our five newest states for our commercial lines operation – Texas, Colorado, Wyoming, Connecticut and Oregon – generated a slight increase in total for new business written premiums during the first three months of 2012. Other states in total accounted for nearly all of the growth, with the number of states that grew roughly equal to the number that did not.

Other written premiums included higher amounts ceded to reinsurers, offset by a more favorable adjustment, compared with the first quarter of last year, for estimated direct written premiums of policies in effect but not yet processed. The adjustment had an immaterial effect on earned premiums.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2012	2011	Change %
Agency renewal written premiums	$571	$542	5
Agency new business written premiums	75	71	6
Other written premiums	(20)	(25)	20
Net written premiums	626	588	6
Unearned premium change	(58)	(48)	(21)
Earned premiums	$568	$540	5

•	Combined ratio – The commercial lines combined ratio for the three months ended March 31, 2012, decreased compared with the same period of 2011, as catastrophe losses that were 1.9 percentage points higher were offset by a lower ratio for loss and loss expenses before catastrophes. The ratio for current accident year loss and loss expenses before catastrophe losses of 67.9 percent for the first three months of 2012 improved 3.9 percentage points compared with the 71.8 percent accident year 2011 ratio measured as of December 31, 2011, in part reflecting recent-year initiatives to improve pricing precision and loss experience related to claims and to loss control practices and improving market conditions. Lower new large losses incurred, shown on the table on Page 33, decreased the 2012 ratio by 4.7 percentage points, and were largely responsible for the ratio’s improvement.

The net effect of reserve development on prior accident years during the first three months of 2012 was favorable for commercial lines overall by $90 million compared with net favorable development of $51 million for the same period in 2011. For the three months ended March 31, 2012, favorable reserve development on prior accident years in the commercial casualty line of business represented 53 percent of the first-quarter commercial lines favorable development. Another 46 percent of the commercial lines favorable reserve development for the first quarter of 2012 was almost evenly split among the commercial property, commercial auto and workers’ compensation lines of business. The favorable reserve development recognized during the first three months of 2012 for commercial lines included approximately 15 percent for accident year 2011 and nearly 50 percent for accident years 2009 and 2010, and was primarily due to reduced volatility in paid losses, reduced volatility in projections of future calendar year trends and lower than anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2011 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 42.

The commercial lines underwriting expense ratio for the first quarter of 2012 improved primarily due to higher earned premiums.

Underwriting results and related measures for the combined ratio are summarized in the first table of Commercial Lines Insurance Results of Operations. The tables and discussion below provide additional details for certain primary drivers of underwriting results.

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 32

Commercial Lines Insurance Losses by Size

(Dollars in millions)	Three months ended March 31,
	2012	2011	Change %
New losses greater than $4,000,000	$10	$11	(9)
New losses $1,000,000-$4,000,000	24	40	(40)
New losses $250,000-$1,000,000	31	37	(16)
Case reserve development above $250,000	64	31	106
Total large losses incurred	129	119	8
Other losses excluding catastrophe losses	105	155	(32)
Catastrophe losses	39	26	50
Total losses incurred	$273	$300	(9)

Ratios as a percent of earned premiums:			Pt. Change
New losses greater than $4,000,000	1.9%	1.9%	0.0
New losses $1,000,000-$4,000,000	4.2	7.5	(3.3)
New losses $250,000-$1,000,000	5.5	6.9	(1.4)
Case reserve development above $250,000	11.2	5.7	5.5
Total large loss ratio	22.8	22.0	0.8
Other losses excluding catastrophe losses	18.4	28.6	(10.2)
Catastrophe losses	6.8	4.9	1.9
Total loss ratio	48.0%	55.5%	(7.5)

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The first-quarter 2012 commercial lines total large losses incurred of $129 million, net of reinsurance, were lower than the $137 million quarterly average during 2011 and higher than the $119 million for the first quarter of 2011. The ratio for these large losses and case reserve increases was 0.8 percentage points higher compared with last year’s first quarter, primarily due to higher incurred losses for general liability coverages. We believe results for the three-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000.

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

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 33

(Dollars in millions)	Three months ended March 31,
	2012	2011	Change %
Commercial casualty:
Written premiums	$202	$189	7
Earned premiums	181	172	5

Current accident year before catastrophe losses	70.2%	78.8%
Current accident year catastrophe losses	0.0	0.0
Prior accident years before catastrophe losses	(26.7)	(32.3)
Prior accident years catastrophe losses	0.0	0.0
Total loss and loss expenses ratio	43.5%	46.5%

Commercial property:
Written premiums	$141	$132	7
Earned premiums	131	126	4

Current accident year before catastrophe losses	57.2%	64.8%
Current accident year catastrophe losses	31.4	15.2
Prior accident years before catastrophe losses	(4.4)	8.0
Prior accident years catastrophe losses	(5.8)	3.4
Total loss and loss expenses ratio	78.4%	91.4%

Commercial auto:
Written premiums	$114	$107	7
Earned premiums	101	96	5

Current accident year before catastrophe losses	73.9%	76.5%
Current accident year catastrophe losses	1.4	0.3
Prior accident years before catastrophe losses	(11.9)	(24.2)
Prior accident years catastrophe losses	(0.5)	(0.4)
Total loss and loss expenses ratio	62.9%	52.2%

Workers' compensation:
Written premiums	$93	$90	3
Earned premiums	81	76	7

Current accident year before catastrophe losses	82.7%	95.6%
Current accident year catastrophe losses	0.0	0.0
Prior accident years before catastrophe losses	(19.0)	(4.1)
Prior accident years catastrophe losses	0.0	0.0
Total loss and loss expenses ratio	63.7%	91.5%

Specialty packages:
Written premiums	$40	$37	8
Earned premiums	38	37	3

Current accident year before catastrophe losses	66.4%	62.7%
Current accident year catastrophe losses	24.8	9.2
Prior accident years before catastrophe losses	(14.0)	15.1
Prior accident years catastrophe losses	(12.6)	(1.5)
Total loss and loss expenses ratio	64.6%	85.5%

Surety and executive risk:
Written premiums	$27	$24	13
Earned premiums	27	25	8

Current accident year before catastrophe losses	49.2%	54.7%
Current accident year catastrophe losses	0.0	0.0
Prior accident years before catastrophe losses	34.8	41.4
Prior accident years catastrophe losses	0.0	0.0
Total loss and loss expenses ratio	84.0%	96.1%

Machinery and equipment:
Written premiums	$9	$9	0
Earned premiums	9	8	13

Current accident year before catastrophe losses	36.0%	28.2%
Current accident year catastrophe losses	0.0	0.2
Prior accident years before catastrophe losses	3.2	8.5
Prior accident years catastrophe losses	0.0	0.0
Total loss and loss expenses ratio	39.2%	36.9%

As discussed above, the loss and loss expense ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three months ended March 31, 2012, the commercial line of business with the most significant profitability challenge was surety and executive risk, assuming future weather-related loss experience for commercial property is at an average level that aligns with premium rates, including pricing increases of recent quarters. Our first-quarter 2012 surety and executive risk results included unfavorable

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 34

development on prior accident years reserves for director and officer liability related to financial institutions. As discussed in our 2011 Annual Report on Form 10-K, Item 7, Commercial Lines Insurance Results of Operations, Page 67, we have taken steps to actively manage the potentially high risk of writing director and officer liability.

Personal Lines Insurance Results of Operations

(Dollars in millions)	Three months ended March 31,
	2012	2011	Change %
Earned premiums	$209	$190	10
Fee revenues	-	-	nm
Total revenues	209	190	10

Loss and loss expenses from:
Current accident year before catastrophe losses	142	129	10
Current accident year catastrophe losses	58	19	205
Prior accident years before catastrophe losses	(17)	(2)	nm
Prior accident years catastrophe losses	(9)	(5)	(80)
Total loss and loss expenses	174	141	23
Underwriting expenses	57	52	10
Underwriting loss	$(22)	$(3)	nm

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	67.9%	67.9%	0.0
Current accident year catastrophe losses	28.2	10.0	18.2
Prior accident years before catastrophe losses	(7.8)	(1.2)	(6.6)
Prior accident years catastrophe losses	(4.7)	(2.6)	(2.1)
Total loss and loss expenses	83.6	74.1	9.5
Underwriting expenses	27.3	27.4	(0.1)
Combined ratio	110.9%	101.5%	9.4

Combined ratio:	110.9%	101.5%	9.4
Contribution from catastrophe losses and prior years
reserve development	15.7	6.2	9.5
Combined ratio before catastrophe losses and prior
years reserve development	95.2%	95.3%	(0.1)

Overview

Performance highlights for the personal lines segment include:

•	Premiums – Personal lines earned premiums and net written premiums for the three months ended March 31, 2012, continued to grow due to higher renewal and new business premiums. The increase reflected improved pricing and a steady, high level of policy retention. The premiums table below analyzes the primary components of earned premiums.

Agency renewal written premiums increased 12 percent in the first quarter of 2012 because of rate increases in recent years, ongoing high levels of policy retention and premium growth initiatives. In October 2011, we began our third round of increases for the homeowner line of business, averaging approximately 8 percent, with some individual policy rate increases being lower or higher based on attributes of risk that characterize the insured exposure. That followed rate changes averaging approximately 7 percent that were implemented beginning the fourth quarter of 2010 for states representing the majority of our personal lines business. Similar rate changes averaging approximately 6 percent were implemented beginning October 2009. Beginning in the second quarter of 2012, we are implementing rate changes for our personal auto line of business in the majority of the 30 states where we market personal lines policies. The average rate change is an increase in the low-single-digit range, with some individual policies experiencing lower or higher rates based on enhanced pricing precision enabled by predictive models. Rate changes for personal auto implemented during the fourth quarter of 2010 also represented an average rate increase in the low-single-digit range.

First-quarter 2012 personal lines new business written premium growth returned, with a growth rate of 9 percent compared with the 2011 period, following two quarters that were essentially flat. We continue to believe we are successful in attracting more of our agents’ preferred business that is priced more accurately based on the insured exposure. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Other written premiums – which primarily include premiums ceded to our reinsurers as part of our reinsurance program – contributed negative $1 million to net written premium growth for the three months ended March 31, 2012, compared with the same period of 2011.

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 35

We continue to implement strategies discussed in our 2011 Annual Report on Form 10-K, Item 1, Strategic Initiatives, Page 10, to enhance our response to marketplace changes and help achieve our long-term objectives for personal lines growth and profitability. These strategies include plans to work on expansion of our personal lines operation into three new states during 2012.

Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2012	2011	Change %
Agency renewal written premiums	$175	$156	12
Agency new business written premiums	24	22	9
Other written premiums	(6)	(5)	(20)
Net written premiums	193	173	12
Unearned premium change	16	17	(6)
Earned premiums	$209	$190	10

•	Combined ratio – The personal lines combined ratio for the three months ended March 31, 2012, rose compared with the same period of 2011, primarily due to weather-related catastrophe losses that were 16.1 percentage points higher. The 67.9 percent ratio for current accident year loss and loss expenses before catastrophe losses for the first three months of 2012 declined 8.8 percentage points compared with the 76.7 percent accident year 2011 ratio measured as of December 31, 2011. Pricing changes benefited the current accident year ratio and accident year 2011 was unfavorably affected by reinsurance reinstatement premiums. The effect of the $18 million of premiums ceded to reinstate coverage layers of our property catastrophe reinsurance treaty increased the accident year 2011 ratio by 2.4 percentage points. Lower new large losses incurred, shown on the table on Page 37, decreased the 2012 ratio by 3.3 percentage points, contributing to the improvement.

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

Catastrophe losses accounted for 23.5 percentage points of the combined ratio for the three months ended March 31, 2012, compared with 7.4 percentage points for the same period last year. The 10 year annual average through 2011 for the personal lines segment was 10.5 percentage points, and the five-year annual average was 12.7 percentage points.

Personal lines reserve development on prior accident years continued to trend favorably during the first three months of 2012. Favorable reserve development was $19 million higher than the same period of 2011, with favorable development on catastrophe losses accounting for $4 million of the increase. The remainder was primarily for liability coverages, reflecting reduced volatility in paid losses, reduced volatility in projections of future calendar year trends and lower than anticipated loss emergence on known claims. Nearly 75 percent of the favorable reserve development on prior accident years recognized during the first three months of 2012 occurred in the personal auto and homeowner lines of business, split roughly evenly. Approximately half of the personal lines favorable reserve development recognized during the first three months of 2012 was for accident year 2011 and approximately one-third was for accident years 2009 and 2010. Reserve estimates are inherently uncertain as described in our 2011 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Reserves, Page 42.

The underwriting expense ratio was essentially flat for first three months of 2012 compared with the same periods of 2011, as higher premiums and lower technology related costs offset higher agency commissions.

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 36

Personal Lines Insurance Losses by Size

(Dollars in millions)	Three months ended March 31,
	2012	2011	Change %
New losses greater than $4,000,000	$-	$-	nm
New losses $1,000,000-$4,000,000	5	9	(44)
New losses $250,000-$1,000,000	8	14	(43)
Case reserve development above $250,000	2	3	(33)
Total large losses incurred	15	26	(42)
Other losses excluding catastrophe losses	95	84	13
Catastrophe losses	49	14	250
Total losses incurred	$159	$124	28

Ratios as a percent of earned premiums:			Pt. Change
New losses greater than $4,000,000	0.0%	0.0%	0.0
New losses $1,000,000-$4,000,000	2.3	4.8	(2.5)
New losses $250,000-$1,000,000	4.0	7.1	(3.1)
Case reserve development above $250,000	0.9	1.7	(0.8)
Total large losses incurred	7.2	13.6	(6.4)
Other losses excluding catastrophe losses	45.7	43.9	1.8
Catastrophe losses	23.3	7.4	15.9
Total loss ratio	76.2%	64.9%	11.3

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2012, the personal lines total ratio for these losses and case reserve increases, net of reinsurance, was 6.4 percentage points lower compared with last year’s first quarter, primarily due to a lower number of homeowner fire claims and incurred losses. We believe results for the three-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000.

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

(Dollars in millions)	Three months ended March 31,
	2012	2011	Change %
Personal auto:
Written premiums	$91	$82	11
Earned premiums	98	89	10

Current accident year before catastrophe losses	73.5%	68.2%
Current accident year catastrophe losses	5.1	1.3
Prior accident years before catastrophe losses	(8.1)	(5.3)
Prior accident years catastrophe losses	(0.8)	(0.4)
Total loss and loss expenses ratio	69.7%	63.8%

Homeowner:
Written premiums	$77	$68	13
Earned premiums	84	76	11

Current accident year before catastrophe losses	63.0%	71.4%
Current accident year catastrophe losses	60.4	22.1
Prior accident years before catastrophe losses	(2.9)	2.6
Prior accident years catastrophe losses	(9.8)	(5.8)
Total loss and loss expenses ratio	110.7%	90.3%

Other personal:
Written premiums	$25	$23	9
Earned premiums	27	25	8

Current accident year before catastrophe losses	63.1%	55.9%
Current accident year catastrophe losses	11.7	3.8
Prior accident years before catastrophe losses	(22.1)	2.3
Prior accident years catastrophe losses	(3.1)	(0.8)
Total loss and loss expenses ratio	49.6%	61.2%

As discussed above, the loss and loss expense ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 37

short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three months ended March 31, 2012, the personal line of business with the most significant profitability challenge was homeowner. As discussed above, we continue actions to improve pricing per risk and overall rates, which are expected to improve future profitability. In addition, we anticipate that the long-term future average for the catastrophe loss ratio would improve due to gradual geographic diversification into states less prone to catastrophe losses.

Excess and Surplus Lines Insurance Results of Operations

(Dollars in millions)	Three months ended March 31,
	2012	2011	Change %
Earned premiums	$21	$15	40

Loss and loss expenses from:
Current accident year before catastrophe losses	16	15	7
Current accident year catastrophe losses	1	-	nm
Prior accident years before catastrophe losses	-	-	nm
Prior accident years catastrophe losses	-	-	nm
Total loss and loss expenses	17	15	13
Underwriting expenses	7	5	40
Underwriting loss	$(3)	$(5)	40

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	78.3%	98.8%	(20.5)
Current accident year catastrophe losses	2.4	1.7	0.7
Prior accident years before catastrophe losses	(0.4)	1.1	(1.5)
Prior accident years catastrophe losses	1.3	1.1	0.2
Total loss and loss expenses	81.6	102.7	(21.1)
Underwriting expenses	32.0	30.0	2.0
Combined ratio	113.6%	132.7%	(19.1)

Combined ratio:	113.6%	132.7%	(19.1)
Contribution from catastrophe losses and prior years
reserve development	3.3	3.9	(0.6)
Combined ratio before catastrophe losses and prior
years reserve development	110.3%	128.8%	(18.5)

Overview

Performance highlights for the excess and surplus lines segment include:

•	Premiums – Excess and surplus lines earned premiums and net written premiums grew for the first quarter of 2012. Growth in renewal written premiums accounted for most of the increase.

Renewal written premiums grew 60 percent for first-quarter 2012, compared with the same period of 2011, reflecting the opportunity to renew many accounts for the first time as well as higher renewal pricing. Renewal pricing changes estimated for our excess and surplus lines policies on average rose to a high-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.

New business written premium was essentially flat for the first quarter of 2012, compared with the first quarter of 2011, reflecting careful underwriting in a highly competitive market. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 38

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2012	2011	Change %
Renewal written premiums	$16	$10	60
New business written premiums	9	9	0
Other written premiums	(1)	(1)	0
Net written premiums	24	18	33
Unearned premium change	(3)	(3)	0
Earned premiums	$21	$15	40

•	Combined ratio – The excess and surplus lines combined ratio for the three months ended March 31, 2012, improved 19.1 percentage points compared with the same period of 2011, largely due to 10.9 point reduction from paid losses and loss expenses. The 78.3 percent ratio for current accident year loss and loss expenses before catastrophe losses for the first three months of 2012 increased 7.3 percentage points compared with the 71.0 percent full accident year 2011 ratio measured as of December 31, 2011, primarily due to new losses incurred of $250,000 or more that were 10.4 points higher for the first quarter of 2012 compared with full-year 2011.

Catastrophe losses accounted for 3.7 percentage points of the combined ratio for the three months ended March 31, 2012, compared with 2.8 percentage points in the same period of 2011.

Excess and surplus reserve development on prior accident years was minimal for both first quarter periods. Reserve estimates are inherently uncertain as described in our 2011 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Reserves, Page 42.

The underwriting expense ratio for the first quarter of 2012, compared with the same period of 2011, rose by 2.0 percentage points, primarily due to higher agency profit-sharing commissions.

Excess and Surplus Lines Insurance Losses by Size

(Dollars in millions)	Three months ended March 31,
	2012	2011	Change %
New losses greater than $4,000,000	$-	$-	nm
New losses $1,000,000-$4,000,000	2	-	nm
New losses $250,000-$1,000,000	4	4	0
Case reserve development above $250,000	1	-	nm
Total large losses incurred	7	4	75
Other losses excluding catastrophe losses	6	7	(14)
Catastrophe losses	1	-	nm
Total losses incurred	$14	$11	27

Ratios as a percent of earned premiums:			Pt. Change
New losses greater than $4,000,000	0.0%	0.0%	0.0
New losses $1,000,000-$4,000,000	11.1	0.0	11.1
New losses $250,000-$1,000,000	17.7	25.8	(8.1)
Case reserve development above $250,000	5.6	2.7	2.9
Total large losses incurred	34.4	28.5	5.9
Other losses excluding catastrophe losses	27.6	46.3	(18.7)
Catastrophe losses	3.7	2.8	0.9
Total loss ratio	65.7%	77.6%	(11.9)

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2012, the excess and surplus line total ratio for these losses and case reserve increases, net of reinsurance, was 5.9 percentage points higher compared with last year’s first quarter, primarily due to two large losses of $1 million. We believe results for the three-month period ended March 31, 2012, largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000.

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 39

Life Insurance Results of Operations

(In millions)	Three months ended March 31,
	2012	2011	Change %
Earned premiums	$41	$37	11
Separate account investment management fees	-	1	(100)
Total revenues	41	38	8
Contract holders' benefits incurred	43	45	(4)
Investment interest credited to contract holders	(21)	(20)	(5)
Operating expenses incurred	22	16	38
Total benefits and expenses	44	41	7
Life insurance segment loss	$(3)	$(3)	0

Overview

Performance highlights for the life insurance segment include:

•	Revenues – Revenues were higher for the three months ended March 31, 2012, primarily due to higher earned premiums from term and universal life insurance products.

Gross in-force life insurance policy face amounts increased to $78.601 billion at March 31, 2012, from $77.691 billion at year-end 2011.

Fixed annuity deposits received for the three months ended March 31, 2012, were $17 million compared with $60 million for the first quarter of 2011. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest rate spreads. We do not write variable or equity annuities and are currently de-emphasizing fixed annuity sales due to the low interest rate environment.

Life Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2012	2011	Change %
Term life insurance	$27	$25	8
Universal life insurance	7	5	40
Other life insurance, annuity, and disability income products	7	7	0
Net earned premiums	$41	$37	11

•	Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. The loss of $3 million for our life insurance segment in the first three months of 2012 matches the first quarter of 2011.

Although we report most of our life insurance company investment income in our investments segment results, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life insurance related invested assets, the life insurance company reported a net profit of $7 million in the three months ended March 31, 2012, compared with a net loss of $12 million for the same period of 2011. The life insurance company portfolio had after-tax realized investment gains of $1 million in the first three months of 2012, compared with after-tax realized investment losses of $19 million for the same period of 2011.

Life segment benefits and expenses consist principally of contract holders’ (policyholders’) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits decreased in the first three months of 2012 due to a slight decrease in the level of life insurance policy reserve growth. Operating expenses increased compared with the first three months of 2011 as the amount of expenses deferred to future periods was decreased through a one-time actuarial adjustment.

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 40

Investments Results of Operations

Overview

The investments segment contributes investment income and realized gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income

Pretax investment income for the three months ended March 31, 2012, matched the same period of 2011. Investment income from interest on bonds trended flat as a larger portfolio base of fixed-maturity invested assets offset a slightly lower average yield. Dividend income for the three-month period also matched the year-ago amount. Average yields in the table below are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value. In our 2011 Annual Report on Form 10-K, Item 1, Investments Segment, Page 20 and Item 7, Investments Outlook, Page 84, we discussed our portfolio strategies. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in Item 3, Quantitative and Qualitative Disclosures About Market Risk, Page 46.

We continue to position our portfolio with consideration to both the challenges presented by the current low interest rate environment and the risks presented by potential future inflation. As bonds in our generally laddered portfolio mature or are called over the near term, we will be challenged to replace their current yield. Approximately 20 percent of our fixed-maturity investments mature during April 2012 through December 2014 with an average pretax yield-to-amortized cost of 5.2 percent, including 3.8 percent of the portfolio maturing during the last nine months of 2012 yielding 5.2 percent. While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term.

Investment Results

(In millions)	Three months ended March 31,
	2012	2011	Change %
Total investment income, net of expenses, pretax	$131	$131	0
Investment interest credited to contract holders	(21)	(20)	(5)
Realized investment gains and losses summary:
Realized investment gains and losses	25	38	(34)
Change in fair value of securities with embedded derivatives	4	4	0
Other-than-temporary impairment charges	(16)	(30)	47
Total realized investment gains and losses	13	12	8
Investment operations profit	$123	$123	0

(In millions)	Three months ended March 31,
	2012	2011	Change %
Investment income:
Interest	$106	$106	0
Dividends	26	26	0
Other	1	1	0
Investment expenses	(2)	(2)	0
Total investment income, net of expenses, pretax	131	131	0
Income taxes	(32)	(32)	0
Total investment income, net of expenses, after tax	$99	$99	0

Effective tax rate	24.4%	24.5%

Average invested assets plus cash and cash equivalents	$11,689	$11,489

Average yield pretax	4.5%	4.6%
Average yield after tax	3.4%	3.4%

Effective fixed-maturity tax rate	26.9%	26.6%

Average fixed-maturity at amortized cost	$8,148	$7,961

Average fixed-maturity yield pretax	5.2%	5.3%
Average fixed-maturity yield after tax	3.8%	3.9%

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 41

Net Realized Gains and Losses

We reported net realized investment gains of $13 million in the three months ended March 31, 2012, as net gains from investment sales and bond calls were partially offset by $16 million of OTTI charges. We reported net realized investment gains of $12 million for the three months ended March 31, 2011, as net gains from investment sales and bond calls offset OTTI charges.

Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on results in any quarter. However, such gains or losses usually have little, if any, effect on total shareholders’ equity because most equity and fixed-maturity investments are carried at fair value, with the unrealized gain or loss included as a component of other comprehensive income. Accounting requirements for OTTI charges for the fixed-maturity portfolio are disclosed in our 2011 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 117.

The total net realized investment gains for the first three months of 2012 include:

•	$23 million in gains from the sale of various common stock holdings.

•	$3 million in net gains from fixed-maturity security sales and calls.

•	$16 million in OTTI charges to write down holdings of equities and fixed maturities.

The $16 million in OTTI charges was almost entirely from three common stocks as less than $1 million was from two fixed-maturity securities.

Of the 2,770 securities in the portfolio, no securities were trading below 70 percent of amortized cost at March 31, 2012. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential OTTI charges. We believe that if the improving liquidity in the markets were to reverse, or the economic recovery were to significantly stall, we could experience declines in portfolio values and possible additional OTTI charges.

The table below provides additional detail for OTTI charges.

(In millions)	Three months ended March 31,
	2012	2011
Common equities
Financial	$-	$30
Energy	1	-
Industrial	6	-
Consumer discretionary	9	-
Total common equities	$16	$30

Other

We report as Other the non-investment operations of the parent company and a non-insurer subsidiary, CFC Investment Company.

Losses before income taxes for Other were largely driven by interest expense from debt of the parent company.

(In millions)	Three months ended March 31,
	2012	2011	Change %
Interest and fees on loans and leases	$2	$2	0
Other revenues	-	-	nm
Total revenues	2	2	0
Interest expense	14	13	8
Operating expenses	5	4	25
Total expenses	19	17	12
Other loss	$(17)	$(15)	(13)

Taxes

We had $26 million of income tax expense in the three months ended March 31, 2012, compared with $14 million of income tax expense for the same period of 2011. The effective tax rate for the three months ended March 31, 2012, was 23.2 percent compared with 18.7 percent for the same period last year.

The change in our effective tax rate was primarily due to changes in pretax income from underwriting results and realized investment gains and losses.

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Tax-Exempt Fixed Maturities, Page 47 for further discussion on municipal bond purchases in our

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 42

fixed-maturity investment portfolio. For our insurance subsidiaries, approximately 85 percent of income from tax-advantaged fixed-maturity investments is exempt from federal tax. Our non-insurance companies own an immaterial amount of tax-advantaged fixed-maturity investments. For our insurance subsidiaries, the dividend received deduction, after the dividend proration of the 1986 Tax Reform Act, exempts approximately 60 percent of dividends from qualified equities from federal tax. For our non-insurance companies, the dividend received deduction exempts 70 percent of dividends from qualified equities. Details about our effective tax rate are found in our 2011 Annual Report on Form 10-K, Item 8, Note 11, Income Taxes, Page 129, and in Item 1, Note 11 – Income Taxes, Page 19.

Liquidity and Capital Resources

At March 31, 2012, shareholders’ equity was $5.207 billion compared with $5.033 billion at December 31, 2011. Total debt was $894 million at March 31, 2012, and at December 31, 2011. At March 31, 2012, cash and cash equivalents totaled $424 million compared with $438 million at December 31, 2011.

Sources of Liquidity

Subsidiary Dividends

Our lead insurance subsidiary declared dividends of $75 million to the parent company during the first three months of 2012 compared with $60 million for the same period of 2011. For the full-year 2011, subsidiary dividends declared totaled $180 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. During 2012, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $375 million.

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

We own no European sovereign debt. Our European-based securities held at year-end 2011 are summarized by country in our 2011 Annual Report on Form 10-K, Item 7A, Qualitative and Quantitative Disclosures About Market Risk, Page 102. See our 2011 Annual Report on Form 10-K, Item 1, Investment Segment, Page 20, for a discussion of our historic investment strategy, portfolio allocation and quality.

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

The table below shows a summary of cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended March 31,
	2012	2011
Premiums collected	$851	$773
Loss and loss expenses paid	(507)	(486)
Commissions and other underwriting expenses paid	(300)	(295)
Insurance subsidiary cash flow from underwriting	44	(8)
Investment income received	90	92
Insurance operating cash flow	$134	$84

Collected premiums for property casualty insurance rose $78 million for the first three months of 2012, and the increase was partially offset by a $21 million increase in loss and loss expenses paid, largely due to higher catastrophe losses paid.

We discuss our future obligations for claims payments and for underwriting expenses in our 2011 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 87, and Other Commitments, Page 88.

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 43

Capital Resources

At March 31, 2012, our debt-to-total-capital ratio improved to 14.7 percent, with $790 million in long-term debt and $104 million in borrowing on our revolving short-term lines of credit. The source of the short-term borrowing was the $150 million line of credit described in our 2011 Annual Report on Form 10-K, Item 7, Short-Term Debt, Page 86. There was no change in the amount of the $104 million short-term debt during the first three months of 2012. Our $150 million line of credit matures in July 2012. We anticipate establishing a new line of credit by the end of the second quarter of 2012. Terms and conditions are expected to be similar to the expiring line of credit, except for increasing the borrowing capacity to $225 million, eliminating the need for our $75 million line of credit that expires in August 2012, also described in our 2011 Annual Report on Form 10-K, Item 7, Short-Term Debt, Page 86. Based on our present capital requirements, we do not anticipate a material increase in debt levels during the remainder of 2012. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders’ equity.

We provide details of our three long-term notes in our 2011 Annual Report on Form 10-K, Item 8, Note 8, Senior Debt, Page 127. None of the notes are encumbered by rating triggers.

Among the four independent ratings firms that also award insurer financial strength ratings to our property casualty and life companies, no changes to our debt ratings occurred during the first three months of 2012. Our debt ratings are discussed in our 2011 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity, Page 86.

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

Contractual Obligations

In our 2011 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 87, we estimated our future contractual obligations as of December 31, 2011. There have been no material changes to our estimates of future contractual obligations.

Other Commitments

In addition to our contractual obligations, we have other property casualty operational commitments.

•	Commissions – Commissions paid were $199 million in the first three months of 2012. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.

•	Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Non-commission underwriting expenses paid were $101 million in the first three months of 2012.

•	In addition to contractual obligations for hardware and software, we anticipate capitalizing approximately $5 million in spending for key technology initiatives in 2012. Capitalized development costs related to key technology initiatives were $1 million in the first three months of 2012. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

We made no contribution to our qualified pension plan during the first quarter of 2012. We anticipate contributing $14 million during the remainder of 2012.

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 44

Investing Activities

After fulfilling operating requirements, we invest cash flows from underwriting, investment and other corporate activities in fixed-maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. We discuss our investment strategy and certain portfolio attributes in Item 3, Quantitative and Qualitative Disclosures about Market Risk, Page 46.

Uses of Capital

Uses of cash to enhance shareholder return include dividends to shareholders. In February 2012, the board of directors declared a regular quarterly cash dividend of 40.25 cents per share for an indicated annual rate of $1.61 per share. During the first three months of 2012, we used $64 million to pay cash dividends to shareholders.

Property Casualty Insurance Reserves

For the business lines in the commercial and personal lines insurance segments, and in total for the excess and surplus lines segment, the following table details gross reserves among case, IBNR and loss expense reserves, net of salvage and subrogation reserves. Reserving practices are discussed in our 2011 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves, Page 88.

The rise in total gross reserves was primarily due to higher IBNR reserves for our commercial property and homeowner lines of business. Losses from natural catastrophes accounted for most of the increase.

Property and Casualty Gross Reserves

(In millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
	reserves	reserves	reserves	reserves	of total
At March 31, 2012
Commercial lines insurance
Commercial casualty	$879	$349	$528	$1,756	40.9%
Commercial property	193	53	36	282	6.6
Commercial auto	255	29	62	346	8.1
Workers' compensation	458	456	110	1,024	23.9
Specialty packages	90	13	32	135	3.1
Surety and executive risk	123	3	82	208	4.8
Machinery and equipment	1	5	1	7	0.2
Subtotal	1,999	908	851	3,758	87.6

Personal lines insurance
Personal auto	127	(2)	53	178	4.1
Homeowner	81	55	25	161	3.8
Other personal	41	53	5	99	2.3
Subtotal	249	106	83	438	10.2

Excess and surplus lines	49	23	21	93	2.2
Total	$2,297	$1,037	$955	$4,289	100.0%
At December 31, 2011
Commercial lines insurance
Commercial casualty	$875	$365	$535	$1,775	41.5%
Commercial property	190	35	36	261	6.1
Commercial auto	260	30	62	352	8.2
Workers' compensation	467	464	108	1,039	24.3
Specialty packages	100	9	32	141	3.3
Surety and executive risk	126	5	77	208	4.9
Machinery and equipment	1	3	1	5	0.1
Subtotal	2,019	911	851	3,781	88.4

Personal lines insurance
Personal auto	129	(3)	52	178	4.2
Homeowner	76	39	27	142	3.3
Other personal	41	52	5	98	2.3
Subtotal	246	88	84	418	9.8

Excess and surplus lines	43	18	20	81	1.8
Total	$2,308	$1,017	$955	$4,280	100.0%

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 45

Life Policy and Investment Contract Reserves

Gross life policy and investment contract reserves were $2.240 billion at March 31, 2012, compared with $2.214 billion at year-end 2011, reflecting continued growth in life insurance policies in force and additional deferred annuity deposits. We discuss our life insurance reserving practices in our 2011 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 97.

Other Matters

Significant Accounting Policies

Our significant accounting policies are discussed in our 2011 Annual Report on Form 10-K, Item 8, Note 1, Summary Of Significant Accounting Policies, Page 114, and updated in Item 1, Note 1, Accounting Policies, beginning on Page 7.

In conjunction with those discussions, in the Management’s Discussion and Analysis in the 2011 Annual Report on Form 10-K, management reviewed the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discussed the development and selection of those accounting estimates with the audit committee of the board of directors.

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

Our view of potential risks and our sensitivity to such risks is discussed in our 2011 Annual Report on Form 10-K, Item 7a, Quantitative and Qualitative Disclosures about Market Risk, Page 102.

The fair value of our investment portfolio was $12.087 billion at March 31, 2012, compared with $11.735 billion at year-end 2011.

(In millions)	At March 31, 2012				At December 31, 2011
	Cost or amortized cost	Percent to total	Fair value	Percent to total	Cost or amortized cost	Percent to total	Fair value	Percent to total
Taxable fixed maturities	$5,488	52.9%	$6,027	49.9%	$5,369	52.4%	$5,847	49.8%
Tax-exempt fixed maturities	2,724	26.2	2,929	24.2	2,715	26.5	2,932	25.0
Common equities	2,071	20.1	3,014	24.9	2,088	20.4	2,854	24.3
Preferred equities	87	0.8	117	1.0	74	0.7	102	0.9
Total	$10,370	100.0%	$12,087	100.0%	$10,246	100.0%	$11,735	100.0%

Our consolidated investment portfolio contains $25 million of assets for which values are based on prices or valuation techniques that require significant management judgment (Level 3 assets). We have generally obtained and evaluated two non-binding quotes from brokers, then our investment professionals determine our best estimate of fair value. These investments include private placements, small issues and various thinly traded securities.

At March 31, 2012, total Level 3 assets were less than 1 percent of investment portfolio assets measured at fair value. See Item 1, Note 4, Fair Value Measurements, Page 12, for additional discussion of our valuation techniques.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $36 million of life policy loans and liens plus $30 million of venture capital fund investments as of March 31, 2012.

Fixed-Maturity Investments

By maintaining a well-diversified fixed-maturity portfolio, we attempt to reduce overall risk. We invest new money in the bond market on a regular basis, targeting what we believe to be optimal risk-adjusted after-tax yields. Risk, in this context, includes interest rate, call, reinvestment rate, credit and liquidity risk. We do not make a concerted effort to alter duration on a portfolio basis in response to anticipated movements in interest rates. By regularly investing in the bond market, we build a broad, diversified portfolio that we believe mitigates the impact of adverse economic factors.

Our investment portfolio had no European sovereign debt holdings at March 31, 2012. At that time we owned other European-based securities, primarily corporate bonds, totaling less than $500 million in fair value. We discussed our European-based holdings in our 2011 Annual Report on Form 10-K, Item 7a, Quantitative and Qualitative Disclosures about Market Risk, Page 103. The composition of our European-based holdings at March 31, 2012, was similar to the composition at year-end 2011.

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 46

In the first three months of 2012, the increase in fair value of our fixed-maturity portfolio was due to a multitude of factors. In addition to purchases, contributors included tightening credit spreads in the corporate and municipal markets which served to offset a general increase in treasury market yields. At March 31, 2012, our fixed-maturity portfolio was valued at 109.1 percent of its amortized cost, compared with 108.6 percent at December 31, 2011.

Credit ratings as of March 31, 2012, compared with December 31, 2011, for the fixed-maturity and short-term portfolios were:

(In millions)	At March 31, 2012		At December 31, 2011
	Fair value	Percent to total	Fair value	Percent to total
Moody's Ratings and Standard & Poor's Ratings combined
Aaa, Aa, A, AAA, AA, A	$5,539	61.8%	$5,507	62.7%
Baa, BBB	2,979	33.3	2,842	32.4
Ba, BB	191	2.1	195	2.2
B, B	36	0.4	33	0.4
Caa, CCC	6	0.1	5	0.1
Ca, CC	-	0.0	-	0.0
Daa, Da, D	1	0.0	2	0.0
Non-rated	204	2.3	195	2.2
Total	$8,956	100.0%	$8,779	100.0%

Attributes of the fixed-maturity portfolio include:

	At March 31, 2012		At December 31, 2011
Weighted average yield-to-amortized cost	5.2%		5.3%
Weighted average maturity	6.5	yrs	6.7	yrs
Effective duration	4.4	yrs	4.4	yrs

We discuss maturities of our fixed-maturity portfolio in our 2011 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 121, and Item 2, Investments Results of Operations, Page 41.

Taxable Fixed Maturities

Our taxable fixed-maturity portfolio, with a fair value of $6.027 billion at March 31, 2012, included:

(In millions)	At March 31,	At December 31,
	2012	2011
Investment-grade corporate	$5,328	$5,100
States, municipalities and political subdivisions	331	320
Below investment-grade corporate	198	198
Government sponsored enterprises	103	160
Convertibles and bonds with warrants attached	56	59
United States government	8	7
Foreign government	3	3
Total	$6,027	$5,847

Our strategy typically is to buy and hold fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of U.S. agency issues that include United States government and government sponsored enterprises, no individual issuer's securities accounted for more than 0.9 percent of the taxable fixed-maturity portfolio at March 31, 2012. Investment grade corporate bonds had an average rating of Baa1 by Moody’s or BBB+ by Standard & Poor’s and represented 88.4 percent of the taxable fixed-maturity portfolio’s fair value at March 31, 2012, compared with 87.2 percent at year-end 2011.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at March 31, 2012, is the financial-related sectors – including banking, financial services and insurance – representing 30.0 percent, compared with 29.3 percent at year-end 2011. We believe our weighting in financial-related sectors is below the average for the corporate bond market as a whole.

Most of the $331 million of securities issued by states, municipalities and political subdivisions included in our taxable fixed maturity portfolio at March 31, 2012, were Build America Bonds.

Tax-Exempt Fixed Maturities

At March 31, 2012, we had $2.929 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and Standard & Poor’s. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,000 municipal bond issuers. No single municipal issuer accounted

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 47

for more than 0.7 percent of the tax-exempt fixed maturity portfolio at March 31, 2012. The following table shows our municipal bond holdings in our larger states:

(In millions) At March 31, 2012	State issued general obligation bonds	Local issued general obligation bonds	Special revenue bonds	Total	Percent of total
Texas	$-	$412	$96	$508	17.3%
Indiana	-	14	300	314	10.7
Michigan	-	260	12	272	9.3
Illinois	-	228	22	250	8.5
Ohio	-	130	102	232	7.9
Washington	3	180	39	222	7.6
Wisconsin	2	113	25	140	4.8
Pennsylvania	-	78	8	86	2.9
Florida	-	20	64	84	2.9
Arizona	-	52	30	82	2.8
Colorado	-	43	17	60	2.0
New Jersey	-	33	17	50	1.7
Kansas	-	28	19	47	1.6
New York	-	21	24	45	1.5
Utah	-	21	20	41	1.4
All other states	1	270	225	496	17.1
Total	$6	$1,903	$1,020	$2,929	100.0%

At December 31, 2011
Texas	$-	$425	$99	$524	17.9%
Indiana	-	16	316	332	11.3
Michigan	-	257	12	269	9.2
Illinois	-	226	23	249	8.5
Ohio	-	132	107	239	8.2
Washington	3	174	39	216	7.4
Wisconsin	2	115	25	142	4.8
Pennsylvania	-	76	8	84	2.9
Florida	-	21	61	82	2.8
Arizona	-	51	27	78	2.7
Colorado	-	40	15	55	1.9
Kansas	-	27	20	47	1.6
New Jersey	-	30	17	47	1.6
New York	-	18	24	42	1.4
Utah	-	21	19	40	1.4
All other states	1	264	221	486	16.4
Total	$6	$1,893	$1,033	$2,932	100.0%

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

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(In millions)	Interest Rate Shift in Basis Points
	-200	-100	0	100	200
At March 31, 2012	$9,780	$9,360	$8,956	$8,554	$8,163

At December 31, 2011	$9,597	$9,179	$8,779	$8,390	$8,008

The effective duration of the fixed-maturity portfolio as of March 31, 2012, was 4.4 years, unchanged from year-end 2011. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.5 percent change in the fair value

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 48

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

Equity Investments

Our equity investments, with a fair value totaling $3.131 billion at March 31, 2012, include $3.014 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of the common equities we hold can provide a floor to their valuation. A $100 million unrealized change in the value of the common stocks owned at period end would cause a change of $65 million, or approximately 40 cents per share, in our shareholders’ equity.

At March 31, 2012, our largest holding had a fair value of 4.4 percent of our publicly-traded common stock portfolio. Pepsico Inc. (NYSE:PEP) was our largest single common stock investment, comprising 1.1 percent of the investment portfolio as of the end of the first quarter of 2012.

Common Stock Portfolio Industry Sector Distribution

	Percent of Publicly Traded Common Stock Portfolio
	At March 31, 2012		At December 31, 2011
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	17.9%	20.5%	16.9%	19.0%
Industrials	12.9	10.6	11.8	10.7
Energy	12.7	11.2	14.0	12.3
Healthcare	12.2	11.4	12.0	11.8
Consumer staples	11.8	10.8	12.3	11.5
Consumer discretionary	9.2	10.9	9.4	10.7
Financial	8.8	14.9	8.5	13.4
Materials	5.9	3.5	5.7	3.5
Utilities	5.0	3.4	5.5	3.9
Telecomm services	3.6	2.8	3.9	3.2
Total	100.0%	100.0%	100.0%	100.0%

Unrealized Investment Gains and Losses

At March 31, 2012, unrealized investment gains before taxes for the consolidated investment portfolio totaled $1.725 billion and unrealized investment losses amounted to $8 million.

The unrealized investment gains at March 31, 2012, were due to a pretax net gain position in our fixed maturity portfolio of $750 million and a net gain position in our equity portfolio of $975 million. The net gain position in our fixed-maturity portfolio has grown since year-end 2007 due largely to a declining interest rate environment in recent years. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed on Pages 49 to 50. The three largest contributors to our equity portfolio net gain position were ExxonMobil, Procter & Gamble and Chevron common stocks, which had a combined net gain position of $281 million.

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 49

Unrealized Investment Losses

We expect the number of securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through OTTI recognized in prior periods. At March 31, 2012, 109 of the 2,770 securities we owned had fair values below amortized cost compared with 137 of the 2,724 securities we owned at year-end 2011. The 109 holdings with fair values below cost or amortized cost at March 31, 2012, represented 3.4 percent of fair value of our investment portfolio and $8 million in unrealized losses.

•	105 of these holdings had fair values between 90 percent and 100 percent of amortized cost at March 31, 2012. 11 of these are equity securities that may be subject to OTTI charges taken through earnings should they not recover by the recovery dates we determined. The remaining 94 securities primarily consist of fixed-maturity securities whose current valuation is largely the result of interest rate factors. The fair value of these 105 securities was $398 million, and they accounted for $6 million in unrealized losses.

•	Four of these holdings had fair values between 70 percent and 90 percent of amortized cost at March 31, 2012. Two of these are equity securities that may be subject to OTTI should they not recover by the recovery dates we determined. Two are fixed-maturity securities that we believe will continue to pay interest and ultimately principal upon maturity. The issuers of these securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these four securities was $9 million, and they accounted for $2 million in unrealized losses.

•	No securities were trading below 70 percent of amortized cost at March 31, 2012.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

(In millions)	Less than 12 months		12 months or more		Total
At March 31, 2012	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities:
States, municipalities and political subdivisions	$53	$1	$4	$-	$57	$1
United States government	2	-	-	-	2	-
Government-sponsored enterprises	31	-	-	-	31	-
Corporate securities	153	2	45	3	198	5
Subtotal	239	3	49	3	288	6
Equity securities:
Common equities	110	2	-	-	110	2
Preferred equities	5	-	4	-	9	-
Subtotal	115	2	4	-	119	2
Total	$354	$5	$53	$3	$407	$8

At December 31, 2011
Fixed maturities:
States, municipalities and political subdivisions	$-	$-	$12	$-	$12	$-
United States government	1	-	-	-	1	-
Government-sponsored enterprises	10	-	-	-	10	-
Corporate securities	380	13	57	5	437	18
Subtotal	391	13	69	5	460	18
Equity securities:
Common equities	333	35	-	-	333	35
Preferred equities	5	-	19	-	24	-
Subtotal	338	35	19	-	357	35
Total	$729	$48	$88	$5	$817	$53

At March 31, 2012, 14 fixed-maturity securities with a total unrealized loss of $3 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity securities had fair values under 70 percent of amortized cost; One fixed-maturity security with a fair value of less than $1 million had a fair value from 70 percent to less than 90 percent of amortized cost and accounted for $2 million in unrealized losses; and 11 fixed-maturity securities with a fair value of $44 million had fair values from 90 percent to less than 100 percent of amortized cost and accounted $1 million in unrealized losses.

At March 31, 2012, one equity security had been in an unrealized loss position for 12 months or more. It had a fair value of $4 million and was trading from 90 percent to less than 100 percent of cost and accounted for less than $1 million in unrealized losses.

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 50

As of March 31, 2012, applying our invested asset impairment policy, we determined that the $8 million in total unrealized losses in the table above were not other-than-temporarily impaired.

During the first quarter of 2012, five securities were written down through impairment charges. OTTI resulted in pretax, non-cash charges of $16 million for the three months ended March 31, 2012. During the same periods of 2011, we wrote down securities resulting in $30 million in OTTI charges.

During full-year 2011, we wrote down 12 securities and recorded $57 million in OTTI charges. At December 31, 2011, 20 fixed-maturity investments with a total unrealized loss of $5 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. Two equity investments with a total unrealized loss of less than $1 million had been in an unrealized loss position for 12 months or more as of December 31, 2011. Of that total, no equity investments were trading below 70 percent of amortized cost.

The following table summarizes the investment portfolio by severity of decline:

(In millions)	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain/loss	Gross investment income
At March 31, 2012
Taxable fixed maturities:
Fair valued below 70% of amortized cost	-	$-	$-	$-	$-
Fair valued at 70% to less than 100% of amortized cost	56	236	231	(5)	2
Fair valued at 100% and above of amortized cost	1,351	5,252	5,796	544	74
Securities sold in current year	-	-	-	-	1
Total	1,407	5,488	6,027	539	77

Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	-	-	-	-	-
Fair valued at 70% to less than 100% of amortized cost	40	58	57	(1)	1
Fair valued at 100% and above of amortized cost	1,232	2,666	2,872	206	28
Securities sold in current year	-	-	-	-	-
Total	1,272	2,724	2,929	205	29

Common equities:
Fair valued below 70% of cost	-	-	-	-	-
Fair valued at 70% to less than 100% of cost	11	112	110	(2)	1
Fair valued at 100% and above of cost	59	1,959	2,904	945	23
Securities sold in current year	-	-	-	-	-
Total	70	2,071	3,014	943	24

Preferred equities:
Fair valued below 70% of cost	-	-	-	-	-
Fair valued at 70% to less than 100% of cost	2	9	9	-	-
Fair valued at 100% and above of cost	19	78	108	30	2
Securities sold in current year	-	-	-	-	-
Total	21	87	117	30	2

Portfolio summary:
Fair valued below 70% of cost or amortized cost	-	-	-	-	-
Fair valued at 70% to less than 100% of cost or amortized cost	109	415	407	(8)	4
Fair valued at 100% and above of cost or amortized cost	2,661	9,955	11,680	1,725	127
Investment income on securities sold in current year	-	-	-	-	1
Total	2,770	$10,370	$12,087	$1,717	$132

At December 31, 2011
Portfolio summary:
Fair valued below 70% of cost or amortized cost	1	$1	$1	$0	$0
Fair valued at 70% to less than 100% of cost or amortized cost	136	869	816	(53)	29
Fair valued at 100% and above of cost or amortized cost	2,587	9,376	10,918	1,542	472
Investment income on securities sold in current year	0	0	0	0	27
Total	2,724	$10,246	$11,735	$1,489	$528

See our 2011 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 46.

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 51

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2012. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

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

Changes in Internal Control over Financial Reporting – During the three months ended March 31, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Neither the company nor any of our subsidiaries is involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of its business.

Item 1A. Risk Factors

Our risk factors have not changed materially since they were described in our 2011 Annual Report on Form 10-K filed February 29, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any of our shares that were not registered under the Securities Act during the first three months of 2012. The board of directors has authorized share repurchases since 1996. Purchases are expected to be made generally through open market transactions. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to SEC regulations. On October 24, 2007, the board of directors expanded the existing repurchase authorization to approximately 13 million shares. We did not repurchase any shares during the first three months of 2012. We have 7,438,762 shares available for purchase under our programs at March 31, 2012. We discuss the board authorization in our 2011 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Parent Company Liquidity, Page 85.

Item 3. Defaults upon Senior Securities

We have not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 52

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 2010 Annual Report on Form 10-K dated February 25, 2011, Exhibit 3.1)
3.2	Regulations of Cincinnati Financial Corporation, as amended through May 1, 2010 (incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 3.2)
31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer
31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 53

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION

Date: April 26, 2012

/S/ Eric N. Mathews

Eric N. Mathews, CPCU, AIAF

Vice President, Assistant Secretary and Assistant Treasurer

(Principal Accounting Officer)

Cincinnati Financial Corporation First-Quarter 2012 10-Q	Page 54