Form 10-Q
period 2012-06-30
CINCINNATI FINANCIAL CORP
filed 2012-07-26
CIK 20286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐ Yes ☑ No

As of July 23, 2012, there were 162,521,638 shares of common stock outstanding.

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 1

CINCINNATI FINANCIAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

TABLE OF CONTENTS

Part I – Financial Information		3

Item 1.	Financial Statements (unaudited)	3

Condensed Consolidated Balance Sheets		3

Condensed Consolidated Statements of Comprehensive Operations		4

Condensed Consolidated Statements of Shareholders’ Equity		5

Condensed Consolidated Statements of Cash Flows		6

Notes to Condensed Consolidated Financial Statements (unaudited)		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Safe Harbor Statement		22

Introduction		24

Results of Operations		30

Liquidity and Capital Resources		48

Other Matters		51

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51

Fixed-Maturity Investments		51

Equity Investments		54

Unrealized Investment Gains and Losses		55

Item 4.	Controls and Procedures	57

Part II – Other Information		58

Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3.	Defaults upon Senior Securities	58

Item 4.	Mine Safety Disclosures	58

Item 5.	Other Information	58

Item 6.	Exhibits	58

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 2

Part I – Financial Information

Item 1. Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions except per share data)	June 30,	December 31,
	2012	2011
ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2012—$8,252; 2011—$8,084)	$9,025	$8,779
Equity securities, at fair value (cost: 2012—$2,248; 2011—$2,162)	3,139	2,956
Other invested assets	67	66
Total investments	12,231	11,801
Cash and cash equivalents	263	438
Investment income receivable	118	119
Finance receivable	78	76
Premiums receivable	1,210	1,087
Reinsurance receivable	575	622
Prepaid reinsurance premiums	24	24
Deferred policy acquisition costs	484	477
Land, building and equipment, net, for company use (accumulated depreciation: 2012—$390; 2011—$376)	229	227
Other assets	179	93
Separate accounts	698	671
Total assets	$16,089	$15,635

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$4,396	$4,339
Life policy and investment contract reserves	2,256	2,214
Unearned premiums	1,762	1,633
Other liabilities	539	517
Deferred income tax	359	303
Note payable	104	104
Long-term debt and capital lease obligations	831	821
Separate accounts	698	671
Total liabilities	10,945	10,602

Commitments and contingent liabilities (Note 13)	—	—

SHAREHOLDERS' EQUITY
Common stock, par value—$2 per share; (authorized: 2012 and 2011—500 million shares; issued and outstanding: 2012—197 million shares and 2011—196 million shares)	393	393
Paid-in capital	1,106	1,096
Retained earnings	3,851	3,863
Accumulated other comprehensive income	1,010	901
Treasury stock at cost (2012—34 million shares and 2011—34 million shares)	(1,216)	(1,220)
Total shareholders' equity	5,144	5,033
Total liabilities and shareholders' equity	$16,089	$15,635

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 3

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Operations

(In millions except per share data)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
REVENUES
Earned premiums	$877	$773	$1,716	$1,555
Investment income, net of expenses	132	132	263	263
Total realized investment gains, net	6	67	19	79
Fee revenues	2	1	3	2
Other revenues	3	2	5	5
Total revenues	1,020	975	2,006	1,904

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	687	801	1,269	1,376
Underwriting, acquisition and insurance expenses	287	253	561	515
Interest expense	13	14	27	27
Other operating expenses	4	6	8	10
Total benefits and expenses	991	1,074	1,865	1,928

INCOME (LOSS) BEFORE INCOME TAXES	29	(99)	141	(24)

PROVISION (BENEFIT) FOR INCOME TAXES
Current	6	(50)	26	(26)
Deferred	(9)	1	(3)	(9)
Total provision (benefit) for income taxes	(3)	(49)	23	(35)

NET INCOME (LOSS)	$32	$(50)	$118	$11

PER COMMON SHARE
Net income (loss)—basic	$0.20	$(0.31)	$0.73	$0.07
Net income (loss)—diluted	0.20	(0.31)	0.72	0.07

NET INCOME (LOSS)	$32	$(50)	$118	$11

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX
Unrealized gains (losses) on investments available-for-sale	(47)	142	194	284
Reclassification adjustment for (gains) included in net income	(6)	(67)	(19)	(79)
Unrealized (losses) on other	(5)	(2)	(10)	(1)
Unrealized gains (losses) on investments available-for-sale and other	(58)	73	165	204
Amortization of pension actuarial loss and prior service cost	1	1	3	2
Less: amortization of pension prior service cost included in net income	-	-	-	-
Defined benefit pension plan	1	1	3	2
Other comprehensive income (loss) before tax	(57)	74	168	206
Income tax expense (benefit) related to items of other comprehensive income	(20)	26	59	72
Other comprehensive income (loss), net of tax	(37)	48	109	134
COMPREHENSIVE INCOME (LOSS)	$(5)	$(2)	$227	$145

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 4

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In millions)					Accumulated		Total
	Common Stock				Other		Share-
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	holders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance as reported December 31, 2010	163	$393	$1,091	$3,980	$769	$(1,201)	$5,032
Cumulative effect of a change in accounting for deferred policy acquisition costs, net of tax	-	-	-	(20)	-	-	(20)
Balance as adjusted December 31, 2010	163	393	1,091	3,960	769	(1,201)	5,012

Net income	-	-	-	11	-	-	11
Other comprehensive income, net	-	-	-	-	134	-	134
Dividends declared	-	-	-	(131)	-	-	(131)
Stock-based awards exercised and vested	-	-	(5)	-	-	3	(2)
Stock-based compensation	-	-	7	-	-	-	7
Other	-	-	1	-	-	3	4
Balance June 30, 2011	163	$393	$1,094	$3,840	$903	$(1,195)	$5,035

Balance December 31, 2011	162	$393	$1,096	$3,863	$901	$(1,220)	$5,033

Net income	-	-	-	118	-	-	118
Other comprehensive income, net	-	-	-	-	109	-	109
Dividends declared	-	-	-	(130)	-	-	(130)
Stock-based awards exercised and vested	-	-	1	-	-	1	2
Stock-based compensation	-	-	8	-	-	-	8
Other	-	-	1	-	-	3	4
Balance June 30, 2012	162	$393	$1,106	$3,851	$1,010	$(1,216)	$5,144

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 5

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In millions)	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$118	$11
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	22	23
Realized gains on investments, net	(19)	(79)
Stock-based compensation	8	7
Interest credited to contract holders	18	27
Deferred income tax (benefit) expense	(3)	(9)
Changes in:
Investment income receivable	1	(1)
Premiums and reinsurance receivable	(76)	(269)
Deferred policy acquisition costs	(26)	(26)
Other assets	(11)	(6)
Loss and loss expense reserves	57	335
Life policy reserves	33	60
Unearned premiums	129	77
Other liabilities	7	(66)
Current income tax receivable/payable	7	(80)
Net cash provided by operating activities	265	4
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	28	42
Call or maturity of fixed maturities	360	391
Sale of equity securities	124	342
Purchase of fixed maturities	(603)	(645)
Purchase of equity securities	(210)	(100)
Investment in buildings and equipment, net	(4)	(4)
Investment in finance receivables	(18)	(16)
Collection of finance receivables	16	14
Change in other invested assets, net	3	2
Net cash (used in) provided by investing activities	(304)	26
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(128)	(127)
Proceeds from stock options exercised	3	1
Contract holders' funds deposited	56	73
Contract holders' funds withdrawn	(62)	(44)
Excess tax benefits on share-based compensation	1	2
Other	(6)	(7)
Net cash used in financing activities	(136)	(102)
Net change in cash and cash equivalents	(175)	(72)
Cash and cash equivalents at beginning of year	438	385
Cash and cash equivalents at end of period	$263	$313

Supplemental disclosures of cash flow information:
Interest paid	$27	$27
Income taxes paid	19	55
Non-cash activities:
Conversion of securities	$13	$-
Equipment acquired under capital lease obligations	9	20

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 6

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

Our June 30, 2012, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2011 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

Adopted Accounting Updates

ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU 2010-26 modified the definitions of the type of costs incurred by insurance entities that can be capitalized in the successful acquisition of new and renewal contracts. ASU 2010-26 requires incremental direct costs of successful contract acquisition as well as certain costs related to underwriting, policy issuance and processing, medical and inspection and sales force contract selling for successful contract acquisition to be capitalized. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. We retrospectively adopted ASU 2010-26 on January 1, 2012.

The following table illustrates the effect of adopting ASU 2010-26 in the condensed consolidated balance sheets:

(In millions, except per share amounts)	June 30,	December 31,
	2012	2011
		As Reported	As Adjusted	Difference
Deferred policy acquisition costs	$484	$510	$477	$(33)
Total assets	16,089	15,668	15,635	(33)
Deferred income tax	359	314	303	(11)
Shareholders' equity	5,144	5,055	5,033	(22)
Book value per share	31.66	31.16	31.03	(0.13)

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 7

The following table illustrates the effect of adopting ASU 2010-26 in the condensed consolidated statements of comprehensive operations:

(In millions, except per share amounts)	Three months ended June 30,
	2012	2011
		As Reported	As Adjusted	Difference
Underwriting, acquisition and insurance expenses	$287	$251	$253	$2
Net income	32	(49)	(50)	(1)
Net income per share:
Basic	$0.20	$(0.30)	$(0.31)	$(0.01)
Diluted	0.20	(0.30)	(0.31)	(0.01)

	Six months ended June 30,
	2012	2011
		As Reported	As Adjusted	Difference
Underwriting, acquisition and insurance expenses	$561	$512	$515	$3
Net income	118	13	11	(2)
Net income per share:
Basic	$0.73	$0.08	$0.07	$(0.01)
Diluted	0.72	0.08	0.07	(0.01)

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

ASU 2011-05, Presentation of Comprehensive Income

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single, continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-12 defers the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The deferral of those changes allows the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income for all periods presented. The company adopted ASU 2011-12 and ASU 2011-05 during the first quarter of 2012, and it did not have a material impact on our company’s financial position, cash flows or results of operations.

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

We report as Other the non-investment operations of the parent company and its non-insurer subsidiary, CFC Investment Company. See our 2011 Annual Report on Form 10-K, Item 8, Note 18, Segment Information, Page 136, for a description of revenue, income or loss before income taxes and identifiable assets for each of the five segments.

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 8

Segment information is summarized in the following table:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Commercial lines insurance
Commercial casualty	$191	$180	$372	$352
Commercial property	134	115	265	241
Commercial auto	106	96	207	192
Workers' compensation	85	81	166	157
Specialty packages	37	27	75	64
Surety and executive risk	27	25	54	50
Machinery and equipment	10	9	19	17
Commercial lines insurance premiums	590	533	1,158	1,073
Fee revenue	1	-	2	1
Total commercial lines insurance	591	533	1,160	1,074

Personal lines insurance
Personal auto	100	90	198	179
Homeowner	87	66	171	142
Other personal lines	27	24	54	49
Personal lines insurance premiums	214	180	423	370
Fee revenue	1	1	1	1
Total personal lines insurance	215	181	424	371

Excess and surplus lines insurance	22	17	43	32
Life insurance	51	43	92	81
Investment operations	138	199	282	342
Other	3	2	5	4
Total revenues	$1,020	$975	$2,006	$1,904

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$(20)	$(129)	$14	$(151)
Personal lines insurance	(55)	(142)	(77)	(145)
Excess and surplus lines insurance	(2)	4	(5)	(1)
Life insurance	2	5	(1)	2
Investment operations	118	179	241	302
Other	(14)	(16)	(31)	(31)
Total	$29	$(99)	$141	$(24)

Identifiable assets:	June 30,	December 31,
	2012	2011
Property casualty insurance	$2,274	$2,272
Life insurance	1,177	1,237
Investment operations	12,364	11,883
Other	274	243
Total	$16,089	$15,635

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 9

Note 3 – Investments

The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our invested assets:

(In millions)	Cost or amortized	Gross unrealized		Fair
At June 30, 2012	cost	gains	losses	value
Fixed maturities:
States, municipalities and political subdivisions	$3,033	$250	$-	$3,283
Convertibles and bonds with warrants attached	51	-	-	51
United States government	7	1	-	8
Government-sponsored enterprises	86	-	-	86
Foreign government	3	-	-	3
Corporate securities	5,072	529	7	5,594
Subtotal	8,252	780	7	9,025
Equity securities:
Common equities	2,149	860	2	3,007
Preferred equities	99	33	-	132
Subtotal	2,248	893	2	3,139
Total	$10,500	$1,673	$9	$12,164

At December 31, 2011
Fixed maturities:
States, municipalities and political subdivisions	$3,006	$246	$-	$3,252
Convertibles and bonds with warrants attached	59	-	-	59
United States government	6	1	-	7
Government-sponsored enterprises	159	1	-	160
Foreign government	3	-	-	3
Corporate securities	4,851	465	18	5,298
Subtotal	8,084	713	18	8,779
Equity securities:
Common equities	2,088	801	35	2,854
Preferred equities	74	28	-	102
Subtotal	2,162	829	35	2,956
Total	$10,246	$1,542	$53	$11,735

The net unrealized investment gains in our fixed-maturity portfolio are primarily the result of the current low interest rate environment that increased the fair value of our fixed-maturity portfolio. Included in corporate fixed maturities are $13 million of AAA rated commercial mortgage-backed securities. The three largest net unrealized investment gains in our common stock portfolio are from Exxon Mobil Corporation (NYSE:XOM), The Procter & Gamble Company (NYSE:PG) and Chevron Corporation (NYSE:CVX), which had a combined net gain position of $269 million. At June 30, 2012, we had $51 million fair value of hybrid securities included in fixed maturities that follow Accounting Standards Codification (ASC) 815-15-25, Accounting for Certain Hybrid Financial Instruments. The hybrid securities are carried at fair value, and the changes in fair value are included in realized investment gains and losses. At June 30, 2012, and December 31, 2011, there were no other-than-temporary impairments included within accumulated other comprehensive income (AOCI).

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 10

The table below provides fair values and unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss position:

(In millions)	Less than 12 months		12 months or more		Total
At June 30, 2012	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities:
States, municipalities and political subdivisions	$35	$-	$1	$-	$36	$-
United States government	1	-	-	-	1	-
Government-sponsored enterprises	25	-	-	-	25	-
Corporate securities	193	3	59	4	252	7
Subtotal	254	3	60	4	314	7
Equity securities:
Common equities	67	2	3	-	70	2
Preferred equities	5	-	4	-	9	-
Subtotal	72	2	7	-	79	2
Total	$326	$5	$67	$4	$393	$9

At December 31, 2011
Fixed maturities:
States, municipalities and political subdivisions	$-	$-	$12	$-	$12	$-
United States government	1	-	-	-	1	-
Government-sponsored enterprises	10	-	-	-	10	-
Corporate securities	380	13	57	5	437	18
Subtotal	391	13	69	5	460	18
Equity securities:
Common equities	333	35	-	-	333	35
Preferred equities	5	-	19	-	24	-
Subtotal	338	35	19	-	357	35
Total	$729	$48	$88	$5	$817	$53

The following table provides realized investment gains and losses and the change in unrealized investment gains and losses and other items:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Realized investment gains and losses summary:
Fixed maturities:
Gross realized gains	$13	$4	$16	$7
Gross realized losses	-	-	-	-
Other-than-temporary impairments	-	-	-	-
Equity securities:
Gross realized gains	6	79	29	114
Gross realized losses	(1)	(18)	(1)	(18)
Other-than-temporary impairments	(14)	-	(30)	(30)
Securities with embedded derivatives	1	-	5	4
Other	1	2	-	2
Total	$6	$67	$19	$79

Change in unrealized gains and losses summary:
Fixed maturities	$29	$96	$78	$104
Equity securities	(82)	(21)	97	101
Adjustment to deferred acquisition costs and life policy reserves	(8)	(4)	(15)	(4)
Amortization of pension actuarial loss and prior service cost	1	1	3	2
Other	3	2	5	3
Income taxes on above	20	(26)	(59)	(72)
Total	$(37)	$48	$109	$134

During the three and six months ended June 30, 2012 and 2011, there were no credit losses on fixed-maturity securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income.

During the quarter ended June 30, 2012, we other-than-temporarily impaired four securities. At June 30, 2012, 16 fixed-maturity investments with a total unrealized loss of $4 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. Three equity investments with a total unrealized loss of less than $1 million had been in an unrealized loss position for 12 months or more as of June 30, 2012. Of that total, no equity investments were trading below 70 percent of cost.

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 11

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

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 12

Fair Value Disclosures for Assets

The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at June 30, 2012, and December 31, 2011. We do not have any material liabilities carried at fair value. There were no transfers between Level 1 and Level 2.

(In millions)	Asset fair value measurements at June 30, 2012 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$-	$3,281	$2	$3,283
Convertibles and bonds with warrants attached	-	51	-	51
United States government	8	-	-	8
Government-sponsored enterprises	-	86	-	86
Foreign government	-	3	-	3
Corporate securities	-	5,590	4	5,594
Subtotal	8	9,011	6	9,025
Common equities, available for sale	3,007	-	-	3,007
Preferred equities, available for sale	-	125	7	132
Taxable fixed maturities separate accounts	-	657	-	657
Top Hat Savings Plan	9	-	-	9
Total	$3,024	$9,793	$13	$12,830

(In millions)	Asset fair value measurements at December 31, 2011 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$-	$3,249	$3	$3,252
Convertibles and bonds with warrants attached	-	59	-	59
United States government	7	-	-	7
Government-sponsored enterprises	-	160	-	160
Foreign government	-	3	-	3
Corporate securities	-	5,280	18	5,298
Subtotal	7	8,751	21	8,779
Common equities, available for sale	2,854	-	-	2,854
Preferred equities, available for sale	-	98	4	102
Taxable fixed-maturities separate accounts	-	628	-	628
Top Hat Savings Plan	8	-	-	8
Total	$2,869	$9,477	$25	$12,371

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the tables below by security type with a summary of changes in fair value as of June 30, 2012. Total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value in the condensed consolidated balance sheets. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to us.

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 13

The following tables provide the change in Level 3 assets for the three months ended June 30:

(In millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	States, municipalities and political subdivisions fixed maturities	Preferred equities	Total
Beginning balance, March 31, 2012	$16	$2	$7	$25
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-	-
Included in other comprehensive income	-	-	-	-
Purchases	-	-	-	-
Sales	(1)	-	-	(1)
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	(11)	-	-	(11)
Ending balance, June 30, 2012	$4	$2	$7	$13

Beginning balance, March 31, 2011	$11	$4	$6	$21
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-	-
Included in other comprehensive income	-	-	1	1
Purchases	7	-	-	7
Sales	-	-	-	-
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	(3)	-	-	(3)
Ending balance, June 30, 2011	$15	$4	$7	$26

The following tables provide the change in Level 3 assets for the six months ended June 30:

(In millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	Taxable fixed maturities- separate accounts	States, municipalities and political subdivisions fixed maturities	Preferred equities	Total
Beginning balance, December 31, 2011	$18	$-	$3	$4	$25
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-	-	-
Included in other comprehensive income	3	-	-	2	5
Purchases	-	-	-	1	1
Sales	(4)	-	(1)	-	(5)
Transfers into Level 3	1	-	-	-	1
Transfers out of Level 3	(14)	-	-	-	(14)
Ending balance, June 30, 2012	$4	$-	$2	$7	$13

Beginning balance, December 31, 2010	$20	$2	$4	$5	$31
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-	-	-
Included in other comprehensive income	-	-	-	1	1
Purchases	7	-	-	-	7
Sales					-
Transfers into Level 3	-	-	-	1	1
Transfers out of Level 3	(12)	(2)	-	-	(14)
Ending balance, June 30, 2011	$15	$-	$4	$7	$26

With the exception of the Level 3 reconciliation table, additional disclosure for the Level 3 category is not material.

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 14

Fair Value Disclosure for Assets and Liabilities Not Carried at Fair Value

The disclosures below are presented to provide timely information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the amortized cost and principal amounts of our long-term debt:

(In millions)			Book value		Principal amount
			June 30,	December 31,	June 30,	December 31,
Interest rate	Year of issue		2012	2011	2012	2011
6.900%	1998	Senior debentures, due 2028	$28	$28	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	371	371	374	374
		Total	$790	$790	$793	$793

The following table shows fair values of our note payable and long-term debt subject to fair value disclosure requirements:

(In millions)	Note payable and long-term debt fair value disclosures at June 30, 2012 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Note payable	$-	$104	$-	$104
6.9% senior debentures, due 2028	-	32	-	32
6.92% senior debentures, due 2028	-	457	-	457
6.125% senior notes, due 2034	-	410	-	410
Total	$-	$1,003	$-	$1,003

Fair value of the note payable is determined based upon the outstanding balance at June 30, 2012, because it is short term and tied to a variable interest rate. The note payable was classified as Level 2 as a market does not exist.

The fair value of our long-term debt approximated $814 million at year-end 2011. Fair value was determined under the fair value measurements and disclosure accounting rules based on market pricing of similar debt instruments that are actively trading. We determine fair value for our debt the same way that corporate fixed-maturities are valued in our investment portfolio. Fair value can vary with macroeconomic conditions. Regardless of the fluctuations in fair value, the outstanding principal amount of our long-term debt is $793 million. None of the long-term debt is encumbered by rating triggers.

The following table shows the fair value of our life policy loans, included in other invested assets, subject to fair value disclosure requirements:

(In millions)	Life insurance assets fair value disclosures at June 30, 2012 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Life policy loans	$-	$-	$46	$46

The fair value of life policy loans outstanding principal and interest approximated $43 million at December 31, 2011. Outstanding principal and interest for these life policy loans was $36 million and $37 million at June 30, 2012, and December 31, 2011, respectively. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates as non-performance risk is minimal; and (2) the loan repayment rate by which policyholders pay off their loan balances is in line with past experience.

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 15

The following table shows fair values of our deferred annuities and structured settlements, included in life policy and investment contract reserves, subject to fair value disclosure requirements:

(In millions)	Life insurance liabilities fair value disclosures at June 30, 2012 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Deferred annuities	$-	$-	$834	$834
Structured settlements	-	214	-	214
Total	$-	$214	$834	$1,048

The fair value for deferred annuities and structured settlements were $794 million and $208 million, respectively, at December 31, 2011. Recorded reserves for the deferred annuities and structured settlements were $1.039 billion and $1.025 billion at June 30, 2012, and December 31, 2011, respectively.

Fair values for deferred annuities are calculated based upon internally developed models because active, observable markets do not exist for those items. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at June 30, 2012, to account for non-performance risk; (2) the rate of interest credited to policyholders is the portfolio net earned interest rate less a spread for expenses and profit; and (3) additional lapses occur when the credited interest rate is exceeded by an assumed competitor credited rate, which is a function of the risk-free rate of the economic scenario being modeled.

Determination of fair value for structured settlements assumes the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at June 30, 2012, to account for non-performance risk.

Note 5 – Property Casualty Loss and Loss Expenses

This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Gross loss and loss expense reserves, beginning of period	$4,289	$4,179	$4,280	$4,137
Less reinsurance receivable	352	326	375	326
Net loss and loss expense reserves, beginning of period	3,937	3,853	3,905	3,811
Net incurred loss and loss expenses related to:
Current accident year	725	853	1,380	1,442
Prior accident years	(85)	(96)	(201)	(155)
Total incurred	640	757	1,179	1,287
Net paid loss and loss expenses related to:
Current accident year	282	391	414	522
Prior accident years	290	248	665	608
Total paid	572	639	1,079	1,130

Net loss and loss expense reserves, end of period	4,005	3,971	4,005	3,971
Plus reinsurance receivable	332	508	332	508
Gross loss and loss expense reserves, end of period	$4,337	$4,479	$4,337	$4,479

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial management and is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends, that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also includes $59 million at June 30, 2012, and $56 million at June 30, 2011, for certain life and health loss and loss expense reserves.

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 16

During the second quarter of 2012, we experienced $85 million of favorable development on prior accident years. There was $5 million from favorable development of catastrophe losses compared with no favorable development of catastrophe losses at June 30, 2011. Overall favorable development for commercial lines reserves illustrated the potential for revisions inherent in estimating reserves, especially for long-tailed lines such as commercial casualty and workers’ compensation. We recognized favorable reserve development of $56 million for the commercial casualty line and favorable development of $12 million for the workers’ compensation line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines.

During the first half of 2012, we experienced $201 million of favorable development on prior accident years. There was $27 million from favorable development of catastrophe losses compared with $1 million at June 30, 2011. We recognized favorable reserve development of $104 million for the commercial casualty line and favorable development of $28 million for the workers’ compensation line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines.

Note 6 – Deferred Acquisition Costs

The expenses associated with issuing insurance policies – primarily commissions, premium taxes and underwriting costs – are deferred and amortized over the terms of the policies. We update our acquisition cost assumptions periodically to reflect actual experience, and we evaluate our deferred acquisition costs for recoverability. All acquisition costs reflect ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which we adopted on January 1, 2012. The table below shows the deferred policy acquisition costs and asset reconciliation, including the amortized deferred policy acquisition costs.

(In millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Deferred policy acquisition costs asset at beginning of period	$483	$472	$477	$458
Capitalized deferred policy acquisition costs	192	168	362	332
Amortized deferred policy acquisition costs	(181)	(156)	(337)	(306)
Amortized shadow deferred policy acquisition costs	(10)	(5)	(18)	(5)
Deferred policy acquisition costs asset at end of period	484	$479	$484	$479

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

We establish reserves for the company’s universal life, deferred annuity and structured settlement policies equal to the cumulative account balances, which include premium deposits plus credited interest less charges and withdrawals. Some of our universal life policies contain no-lapse guarantee provisions. For these policies, we establish a reserve in addition to the account balance, based on expected no-lapse guarantee benefits and expected policy assessments.

(In millions)	June 30,	December 31,
	2012	2011
Ordinary/traditional life	$719	$691
Universal life	481	481
Deferred annuities	842	827
Structured settlements	197	198
Other	17	17
Total gross reserves	$2,256	$2,214

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 17

Note 8 – Reinsurance

Reinsurance mitigates the risk of highly uncertain exposures and limits the maximum net loss that can arise from large risks or risks concentrated in areas of exposure. Primary components of our property and casualty reinsurance program include a property risk treaty, casualty per occurrence treaty and property catastrophe treaty.

Our condensed consolidated statements of comprehensive operations include earned consolidated property casualty insurance premiums on assumed and ceded business:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Direct earned premiums	$868	$807	$1,707	$1,587
Assumed earned premiums	3	2	6	7
Ceded earned premiums	(45)	(79)	(89)	(119)
Net earned premiums	$826	$730	$1,624	$1,475

The decrease in ceded earned premiums for 2012 compared with 2011 is related to earned reinstatement premiums as a result of the increase in catastrophe losses in the second quarter of 2011.

Our condensed consolidated statements of comprehensive income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Direct incurred loss and loss expenses	$647	$981	$1,183	$1,508
Assumed incurred loss and loss expenses	1	5	6	20
Ceded incurred loss and loss expenses	(8)	(229)	(10)	(241)
Net incurred loss and loss expenses	$640	$757	$1,179	$1,287

The decrease in ceded loss and loss expenses for 2012 compared with 2011 is related to the higher catastrophe losses in the second quarter of 2011.

Our life insurance company purchases reinsurance for protection of a portion of the risk that is written. Primary components of our life reinsurance program include individual mortality coverage and aggregate catastrophe and accidental death coverage in excess of certain deductibles. Our condensed consolidated statements of comprehensive operations include earned life insurance premiums on ceded business:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Direct earned premiums	$64	$55	$118	$105
Assumed earned premiums	-	-	-	-
Ceded earned premiums	(13)	(12)	(26)	(25)
Net earned premiums	$51	$43	$92	$80

Our condensed consolidated statements of comprehensive operations include life insurance contract holders’ benefits incurred on ceded business:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Direct contract holders' benefits incurred	$57	$56	$110	$109
Assumed contract holders' benefits incurred	-	-	-	-
Ceded contract holders' benefits incurred	(10)	(12)	(20)	(20)
Net incurred loss and loss expenses	$47	$44	$90	$89

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 18

Note 9 – Net Income Per Common Share

Basic earnings per share are computed based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding.

Here are calculations for basic and diluted earnings per share:

(Dollars in millions except share data in thousands)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)—basic and diluted	$32	$(50)	$118	$11

Denominator:
Weighted-average common shares outstanding	162,425	163,069	162,351	163,005
Effect of stock-based awards:
Nonvested shares	670	-	602	512
Stock options	419	-	375	168
Adjusted weighted-average shares	163,514	163,069	163,328	163,685

Earnings (loss) per share:
Basic	$0.20	$(0.31)	$0.73	$0.07
Diluted	0.20	(0.31)	0.72	0.07

Number of anti-dilutive stock-based awards	6,059	7,858	6,072	7,853

The current sources of dilution of our common shares are certain equity-based awards as discussed in our 2011 Annual Report on Form 10-K, Item 8, Note 17, Stock-Based Associate Compensation Plans, Page 134. The above table shows the number of anti-dilutive stock-based awards for the three and six months ended June 30, 2012 and 2011. We did not include these stock-based awards in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects. Due to the net loss in the second quarter of 2011, the assumed exercise of certain stock options and nonvested shares were excluded from the computation of diluted loss per share.

Note 10 – Employee Retirement Benefits

The following summarizes the components of net periodic costs for our qualified and supplemental pension plans:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Service cost	$3	$2	$6	$5
Interest cost	4	4	7	7
Expected return on plan assets	(4)	(4)	(8)	(8)
Amortization of actuarial loss and prior service cost	1	1	3	2
Net periodic benefit cost	$4	$3	$8	$6

See our 2011 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 130, for information on our retirement benefits. We made matching contributions of $3 million and $2 million to our 401(k) and Top Hat savings plans during the second quarter of 2012 and 2011 and contributions of $5 million and $4 million for the first halves of 2012 and 2011, respectively.

We made no contribution to the pension plan during the first half of 2012. We anticipate contributing $14 million in the third quarter of 2012 to our qualified pension plan as indicated in our 2011 Annual Report on Form 10-K.

Note 11 – Stock-Based Compensation Plans

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

A total of 17.3 million shares are authorized to be granted under the shareholder-approved plans. At June 30, 2012, 9.3 million shares were available for future issuance under the plans.

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 19

Stock-Based Awards

Stock-based awards were granted to associates during 2012 and are summarized in the tables below. Stock-based compensation cost after tax was $3 million for both the three months ended June 30, 2012 and 2011 and $5 million for both the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, $27 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted-average period of 2.2 years.

Here is a summary of option information:

(Shares in thousands)	Shares	Weighted- average exercise price

Outstanding at January 1, 2012	9,357	$36.71
Granted	536	35.63
Exercised	(100)	28.73
Forfeited or expired	(1,148)	35.50
Outstanding at June 30, 2012	8,645	36.90

Here is a summary of restricted stock unit information:

(Shares in thousands)	Service-based shares	Weighted-average grant-date fair value	Performance-based shares	Weighted-average grant-date fair value
Nonvested at January 1, 2012	563	$26.05	156	$25.86
Granted	403	31.14	110	34.89
Vested	(4)	27.23	(53)	22.88
Forfeited or canceled	(16)	27.76	(4)	30.97
Nonvested at June 30, 2012	946	28.18	209	31.26

Note 12 – Income Taxes

As of June 30, 2012, and December 31, 2011, we had no liability for unrecognized tax benefits. Details about our liability for unrecognized tax benefits are found in our 2011 Annual Report on Form 10-K, Item 8, Note 11, Income Taxes, Pages 129 and 130.

The differences between the 35 percent statutory income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
Tax at statutory rate	$10	35.0%	$(35)	35.0%	$49	35.0%	$(8)	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(8)	(27.6)	(9)	9.1	(17)	(12.1)	(17)	70.8
Dividend received exclusion	(6)	(20.7)	(5)	5.1	(11)	(7.8)	(10)	41.7
Other	1	3.0	-	0.3	2	1.2	-	(1.7)
Provision (benefit) for income taxes	$(3)	(10.3)%	$(49)	49.5%	$23	16.3%	$(35)	145.8%

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

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 20

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

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Factors that could cause or contribute to such differences include, but are not limited to:

•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes

•	Increased frequency and/or severity of claims

•	Inadequate estimates or assumptions used for critical accounting estimates

•	Recession or other economic conditions resulting in lower demand for insurance products or increased payment delinquencies

•	Declines in overall stock market values negatively affecting the company’s equity portfolio and book value

•	Events resulting in capital market or credit market uncertainty, followed by prolonged periods of economic instability or recession, that lead to:

o	Significant or prolonged decline in the value of a particular security or group of securities and impairment of the asset(s)

o	Significant decline in investment income due to reduced or eliminated dividend payouts from a particular security or group of securities

o	Significant rise in losses from surety and director and officer policies written for financial institutions or other insured entities

•	Prolonged low interest rate environment or other factors that limit the company’s ability to generate growth in investment income or interest rate fluctuations that result in declining values of fixed-maturity investments, including declines in accounts in which we hold bank-owned life insurance contract assets

•	Increased competition that could result in a significant reduction in the company’s premium volume

•	Delays or performance inadequacies from ongoing development and implementation of underwriting and pricing methods or technology projects and enhancements expected to increase our pricing accuracy, underwriting profit and competitiveness

•	Changing consumer insurance-buying habits and consolidation of independent insurance agencies that could alter our competitive advantages

•	Inability to obtain adequate reinsurance on acceptable terms, amount of reinsurance purchased, financial strength of reinsurers and the potential for non-payment or delay in payment by reinsurers

•	Difficulties with technology or data security breaches, including cyber attacks, that could negatively affect our ability to conduct business and our relationships with agents, policyholders and others

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 22

•	Inability to defer policy acquisition costs for any business segment if pricing and loss trends would lead management to conclude that segment could not achieve sustainable profitability

•	Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:

o	Downgrades of the company’s financial strength ratings

o	Concerns that doing business with the company is too difficult

o	Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace

•	Actions of insurance departments, state attorneys general or other regulatory agencies, including a change to a federal system of regulation from a state-based system, that:

o	Impose new obligations on us that increase our expenses or change the assumptions underlying our critical accounting estimates

o	Place the insurance industry under greater regulatory scrutiny or result in new statutes, rules and regulations

o	Restrict our ability to exit or reduce writings of unprofitable coverages or lines of business

o	Add assessments for guaranty funds, other insurance related assessments or mandatory reinsurance arrangements; or that impair our ability to recover such assessments through future surcharges or other rate changes

o	Increase our provision for federal income taxes due to changes in tax law

o	Increase our other expenses

o	Limit our ability to set fair, adequate and reasonable rates

o	Place us at a disadvantage in the marketplace

o	Restrict our ability to execute our business model, including the way we compensate agents

•	Adverse outcomes from litigation or administrative proceedings

•	Events or actions, including unauthorized intentional circumvention of controls, that reduce the company’s future ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002

•	Unforeseen departure of certain executive officers or other key employees due to retirement, health or other causes that could interrupt progress toward important strategic goals or diminish the effectiveness of certain longstanding relationships with insurance agents and others

•	Events, such as an epidemic, natural catastrophe or terrorism, that could hamper our ability to assemble our workforce at our headquarters location

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

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 23

Introduction

Corporate Financial Highlights

Statements of Comprehensive Income and Per Share Data

(Dollars in millions except share data in thousands)	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change %	2012	2011	Change %
Statement of operations data
Earned premiums	$877	$773	13	$1,716	$1,555	10
Investment income, net of expenses (pretax)	132	132	0	263	263	0
Realized investment gains and losses (pretax)	6	67	(91)	19	79	(76)
Total revenues	1,020	975	5	2,006	1,904	5
Net income (loss)	32	(50)	nm	118	11	973
Comprehensive income (loss)	(5)	(2)	(150)	227	145	57
Per share data
Net income (loss) - diluted	$0.20	$(0.31)	nm	$0.72	$0.07	929
Cash dividends declared	0.4025	0.40	1	0.805	0.80	1

Weighted average shares outstanding	163,514	163,069	0	163,328	163,685	0

Revenues rose for the second quarter and the first six months of 2012 compared with the same periods of 2011, primarily due to growth in earned premiums. Premium and investment revenue trends are discussed further in the respective sections of Results of Operations, Page 30.

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

Net income for the second quarter of 2012 compared with the 2011 second quarter increased $82 million, reflecting stronger property casualty underwriting income that rose $124 million after taxes. Lower catastrophe losses, mostly weather related, reduced net-of-taxes property casualty underwriting results by $93 million less than the second quarter of 2011, in addition to better underwriting results before catastrophes. After-tax investment income in our investment segment results for the second quarter of 2012 rose $1 million compared with the second quarter of 2011, while life insurance segment results on a pretax basis declined by $3 million. Second-quarter 2012 after-tax net realized investment gains and losses were $40 million lower than a year earlier.

For the six-month period ended June 30, 2012, net income increased compared with the same period of 2011, also primarily due to higher property casualty underwriting results that rose $149 million after taxes, including $62 million from lower catastrophe losses. After-tax investment income rose by $1 million while after-tax net realized investment gains and losses were $38 million lower. Life insurance segment results on a pretax basis were $3 million lower.

Performance by segment is discussed below in Results of Operations, beginning on Page 30. As discussed in our 2011 Annual Report on Form 10-K, Item 7, Factors Influencing Our Future Performance, Page 41, there are several reasons that our performance during 2012 may be below our long-term targets. In that annual report, as part of Results of Operations, we also discussed the full-year 2012 outlook for each reporting segment.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2011, the company had increased the indicated annual cash dividend rate for 51 consecutive years, a record we believe was matched by only nine other publicly traded companies. Cash dividends declared during the first six months of 2012 increased approximately 1 percent compared with the same period of 2011. Our board regularly evaluates relevant factors in share repurchase- and dividend-related decisions, and the 2011 dividend increase signaled confidence in our strong capital, liquidity and financial flexibility, as well as progress through our initiatives to improve earnings performance.

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 24

Balance Sheet Data and Performance Measures

(Dollars in millions except share data)	At June 30,	At December 31,
	2012	2011
Balance sheet data
Invested assets	$12,231	$11,801
Total assets	16,089	15,635
Short-term debt	104	104
Long-term debt	790	790
Shareholders' equity	5,144	5,033
Book value per share	31.66	31.03
Debt-to-total-capital ratio	14.8%	15.1%

Total assets increased 3 percent compared with year-end 2011, largely due to growth in invested assets that was driven by additional purchases of securities and to a lesser extent by higher market valuation. Shareholders’ equity rose 2 percent and book value per share was up 2 percent during the first six months of 2012. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders’ equity) decreased compared with year-end 2011. The value creation ratio, a non-GAAP measure defined below, was higher for the first six months of 2012 compared with 2011, primarily due to growth in unrealized investment gains and net income. The $0.63 increase in book value per share during the first six months of 2012 contributed 2.0 percentage points to the value creation ratio while dividends declared at $0.805 per share during the first six months of 2012 contributed 2.6 points. Value creation ratio trends and a reconciliation of the non-GAAP measure to comparable GAAP measures are shown in the tables below.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Performance measure
Value creation ratio	0.0%	0.1%	4.6%	2.9%

(Dollars are per share)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Value creation ratio
End of period book value	$31.66	$30.88	$31.66	$30.88
Less beginning of period book value	32.07	31.27	31.03	30.79
Change in book value	(0.41)	(0.39)	0.63	0.09
Dividend declared to shareholders	0.40	0.40	0.81	0.80
Total contribution to value creation ratio	$(0.01)	$0.01	$1.44	$0.89

Contribution to value creation ratio from change in book value	(1.3)%	(1.2)%	2.0%	0.3%
Contribution to value creation ratio from dividends declared to shareholders	1.3	1.3	2.6	2.6
Value creation ratio	0.0%	0.1%	4.6%	2.9%

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

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 25

Performance Drivers

When looking at our long-term objectives, we see three performance drivers:

•	Premium growth – We believe over any five-year period our agency relationships and initiatives can lead to a property casualty written premium growth rate that exceeds the industry average. For the first six months of 2012, year-over-year growth of our total property casualty net written premiums was 13 percent. This growth rate compared favorably with A.M. Best’s projection, as of February 2012, of 4 percent full-year growth for the industry excluding the mortgage and financial guaranty lines of business. Our premium growth initiatives are discussed below in Highlights of Our Strategies and Supporting Initiatives, Page 26.

•	Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95 percent to 100 percent. For the first six months of 2012, our GAAP combined ratio was 104.4 percent and our statutory combined ratio was 103.4 percent, both including 16.2 percentage points of current accident year catastrophe losses partially offset by 12.4 percentage points of favorable loss reserve development on prior accident years. As of February 2012, A.M. Best forecasted the industry’s 2012 statutory combined ratio, excluding the mortgage and financial guaranty lines of business, at approximately 102 percent. Best’s projection included approximately 5 percentage points of catastrophe losses and a favorable impact of approximately 3 percentage points from prior accident year reserve releases. For the commercial lines industry segment, excluding the mortgage and financial guaranty lines of business, A.M. Best projected a full-year 2012 statutory combined ratio at approximately 104 percent, including approximately 4 percentage points of catastrophe losses and a favorable impact of approximately 2 percentage points from prior accident year reserve releases.

•	Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index. For the first six months of 2012, pretax investment income was $263 million, flat compared with the same period in 2011. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

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

•	Improve insurance profitability – Implementation of these initiatives is intended to improve pricing capabilities for our property casualty business and increase our ability to manage our business while also enhancing our efficiency. Improved pricing capabilities through the use of technology and analytics can lead to better profit margins. Improved internal processes with additional performance metrics can help us be more efficient and effective. These initiatives also support the ability of the agencies that represent us to grow profitably by allowing them to serve clients faster and to more efficiently manage agency expenses.

•	Drive premium growth – Implementation of these initiatives is intended to further penetrate each market we serve through our independent agency network. Strategies aimed at specific market opportunities, along with service enhancements, can help our agents grow and increase our share of their business. Diversified growth also may reduce variability of losses from weather-related catastrophes.

We discuss initiatives supporting each of these strategies below, along with metrics we use to assess our progress.

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 26

Improve Insurance Profitability

The main initiatives to improve our insurance profitability include:

•	Improve pricing precision using predictive analytics – We continue efforts to expand our pricing capabilities by using predictive analytics and expect cumulative benefits of these efforts to improve loss ratios over time. Expanded capabilities include streamlining and optimizing data to improve accuracy, timeliness and ease of use. Development of additional business data to support accurate underwriting, pricing and other business decisions also continues. A phased project that will continue over the next several years will deploy a full data management program, including a data warehouse for our property casualty and life insurance operations, providing enhanced granularity of pricing data.

During the second quarter of 2012, development for our second generation workers’ compensation predictive model was completed. Once further integration with our policy administration systems is complete, all of our commercial lines predictive models will operate on the same platform. Additional integration should enhance the ability of underwriters to target profitability and to discuss pricing impacts with agency personnel. The updated version of the workers’ compensation predictive modeling tool is expected to be deployed to our underwriters for new business and renewal policy processing during the third quarter.

In late 2011, we developed tools to improve pricing precision for small business policies written through our new product known as CinciPakTM. Plans to implement these tools for underwriters’ use include rolling them out to eight states by the end of 2012. During the first quarter we began to pilot CinciPak for a few dozen agencies in one state, as scheduled. Progress during the second quarter included introducing CinciPak in two additional states, and introduction in two more states is planned for the third quarter.

For our personal lines business, we will continue to enhance our pricing model attributes and expand our pricing points to add more precision during 2012. These enhancements should help us continue to be competitive on the most desirable business and to adapt more rapidly to changes in market conditions. During the first quarter, we completed a homeowner policy rate proposal based on our most recent modeled results. Rate changes based on the proposal will be filed in the majority of our states with effective dates in the fourth quarter of 2012. Progress during the second quarter included completion of a personal auto rate proposal based on recent modeled results. Rate changes based on this proposal will be filed in the majority of our states with effective dates in early 2013.

•	Improve internal processes – Improved processes support our strategic goals, reducing internal costs and allowing us to focus more resources on providing agency services. Important process improvement efforts include ongoing simplification of new business processing between company and agency management systems, and future processing of some small commercial lines business without intervention by an underwriter. We also are developing additional talent management capabilities to further improve the effectiveness of all associates.

Continued development for additional coverages in our commercial lines policy administration system is expected to facilitate important internal process improvement initiatives. Progress during the second quarter included completion of requirements for these coverages and initiation of their development. Delivery of the first iteration to 10 states is expected by the end of 2012, followed by additional states in 2013. In addition, at the beginning of the third quarter of 2012, we launched the system, known as e-CLAS® CPP, in an additional state, the 35th in our 39-state operating territory for commercial lines.

For our personal lines business, we have also been developing business rules and parameters to allow future processing of some policies without intervention by an underwriter, for risks that meet qualifying underwriting criteria. The objective is to streamline processing for our agents and associates, permitting more time for risks that need additional service or attention while also reducing internal costs. During the first quarter, we expanded our pilot to automate renewal underwriting into three additional states, for a total of four states. Progress during the second quarter included expansion into two additional states for a total of six states. We also introduced automated processing of certain endorsements.

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

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 27

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

Drive Premium Growth

Primary initiatives to drive premium growth include:

•	Expansion of our marketing capabilities – We continue to enhance our generalist approach to allow our appointed agencies to better compete in the marketplace by providing services agents’ clients want and need. Expansion initiatives include adding field associates for additional agency support in targeted areas, entering new states of operation for personal lines, and further development of targeted marketing activities.

During the first quarter we placed two new personal lines field marketing representatives to provide service to additional agencies located in the Northeast and Mid-Atlantic areas, for a total of 10 in various parts of our personal lines operating territory.

For our excess and surplus lines operation, we have been approved as a non-admitted carrier and brokerage in Delaware and Rhode Island. During the first half of 2012, we expanded our field underwriting presence and now have 10 field underwriting territories. During the first half of 2012, we also introduced a new quick-issue offering for special event policies and began more broadly marketing our expertise in large accounts.

Expansion of our personal lines operation is planned for additional states where we currently offer commercial lines products but do not offer personal lines products. We entered the state of New York during the first quarter of 2012. We plan to expand to one additional state by the end of 2012 and another state in the first half of 2013.

We also continue to develop and coordinate targeted marketing, including cross-selling opportunities, through our Target Markets department. This area focuses on commercial product development, including identification and promotional support for promising classes of business. We offered nine target markets programs to our agencies by the end of 2011. During the first quarter of 2012, we completed one of the four additional target market programs we plan to launch by the end of the year, with plans to launch our second program early in the third quarter. In each of the first two quarters, we also rolled out additional coverage forms for our existing programs.

•	New agency appointments – We continue to appoint new agencies to develop additional points of distribution, focusing on areas where our market share is less than 1 percent while also considering economic and catastrophe risk factors. In 2012, we are targeting approximately 130 appointments of independent agencies. During the first six months of 2012, we appointed 93 new agencies that write in aggregate approximately $1.3 billion in property casualty premiums annually with various insurance carriers for an average of nearly $15 million per agency. As of June 30, 2012, a total of 1,375 agency relationships market our standard market insurance products from 1,717 reporting locations.

We seek to build a close, long-term relationship with each agency we appoint. We carefully evaluate the marketing reach of each new appointment to ensure the territory can support both current and new agencies. During April 2012, we staffed two new marketing territories for commercial lines. Our 127 commercial lines field marketing territories are staffed by marketing representatives averaging 19 years of industry experience and nearly 10 years as a Cincinnati Insurance field marketing representative. The team of field associates in each territory works together with headquarters support associates to form our agent-centered business model, providing local expertise, helping us better understand the accounts we underwrite and creating market advantages for our agents. We help our agents grow their business by attracting more clients in their communities through unique Cincinnati-style service, and generally have earned a 10 percent share of an agency’s business within 10 years of its appointment.

We measure the overall success of our strategy to drive premium growth primarily through changes in net written premiums, as discussed in the Performance Drivers section above. In addition to tracking our progress toward our year-end 2015 direct written premiums target, we believe we can grow faster than the industry average over any five-year period.

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

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 28

Another aspect is our investment portfolios, which remain well-diversified as discussed in Item 3, Quantitative and Qualitative Disclosures about Market Risk, Page 51. We continue to maintain strong parent company liquidity and financial strength that increases our flexibility through all periods to maintain our cash dividend and to continue to invest in and expand our insurance operations. At June 30, 2012, we held $1.025 billion of our cash and invested assets at the parent company level, of which $872 million, or 85.1 percent, was invested in common stocks, and $23 million, or 2.3 percent, was cash or cash equivalents. Our debt-to-total-capital ratio at 14.8 percent remains well below our target limit of 20 percent. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 0.9-to-1 for the 12 months ended June 30, 2012, up from 0.8-to-1 at year-end 2011.

Our financial strength ratings by independent ratings firms also are important. In addition to rating our parent company’s senior debt, four firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company based on their quantitative and qualitative analyses. These ratings primarily assess an insurer’s ability to meet financial obligations to policyholders and do not necessarily address all of the matters that may be important to investors. Ratings may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

As of July 25, 2012, our insurer financial strength ratings were:

Insurer Financial Strength Ratings
Rating Agency	Standard Market Property Casualty Insurance Subsidiary			Life Insurance Subsidiary			Excess and Surplus Insurance Subsidiary			Date of Most Recent Affirmation or Action
			Rating Tier			Rating Tier			Rating Tier
A. M. Best Co.	A+	Superior	2 of 16	A	Excellent	3 of 16	A	Excellent	3 of 16	Stable outlook (12/23/11)
Fitch Ratings	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable outlook (5/3/12)
Moody's Investors Service	A1	Good	5 of 21	-	-	-	-	-	-	Negative outlook (10/21/11)
Standard & Poor's Ratings Services	A	Strong	6 of 21	A	Strong	6 of 21	-	-	-	Stable outlook (8/4/11)

All of our insurance subsidiaries continue to be highly rated.

On May 3, 2012, Fitch Ratings affirmed our ratings that it had assigned in September 2010, continuing its stable outlook. Fitch noted that ratings strengths include conservative capitalization, moderate holding company leverage and strong liquidity. Fitch noted our reserve adequacy and implementation of initiatives anticipated to improve underwriting results. Fitch said rating concerns include challenges from a competitive market and exposure to regional natural catastrophes and weather-related losses.

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 29

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

We report as Other the non-investment operations of the parent company and its non-insurer subsidiary, CFC Investment Company. See Item 1, Note 12, Segment Information, Page 20, for discussion of the calculations of segment data. Results of operations for each of the five segments are discussed below.

Consolidated Property Casualty Insurance Results of Operations

Consolidated property casualty insurance results include premiums and expenses for our standard market insurance (commercial lines and personal lines segments) as well as our surplus lines operations.

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change %	2012	2011	Change %
Earned premiums	$826	$730	13	$1,624	$1,475	10
Fee revenues	2	1	100	3	2	50
Total revenues	828	731	13	1,627	1,477	10

Loss and loss expenses from:
Current accident year before catastrophe losses	573	564	2	1,117	1,110	1
Current accident year catastrophe losses	152	290	(48)	263	332	(21)
Prior accident years before catastrophe losses	(80)	(95)	16	(174)	(152)	(14)
Prior accident years catastrophe losses	(5)	-	nm	(27)	(1)	nm
Total loss and loss expenses	640	759	(16)	1,179	1,289	(9)
Underwriting expenses	265	239	11	516	485	6
Underwriting loss	$(77)	$(267)	71	$(68)	$(297)	77

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	69.5%	77.3%	(7.8)	68.8%	75.2%	(6.4)
Current accident year catastrophe losses	18.4	39.7	(21.3)	16.2	22.5	(6.3)
Prior accident years before catastrophe losses	(9.8)	(13.0)	3.2	(10.8)	(10.3)	(0.5)
Prior accident years catastrophe losses	(0.6)	0.1	(0.7)	(1.6)	0.0	(1.6)
Total loss and loss expenses	77.5	104.1	(26.6)	72.6	87.4	(14.8)
Underwriting expenses	32.0	32.6	(0.6)	31.8	32.8	(1.0)
Combined ratio	109.5%	136.7%	(27.2)	104.4%	120.2%	(15.8)

Combined ratio:	109.5%	136.7%	(27.2)	104.4%	120.2%	(15.8)
Contribution from catastrophe losses and prior years reserve development	8.0	26.8	(18.8)	3.8	12.2	(8.4)
Combined ratio before catastrophe losses and prior years reserve development	101.5%	109.9%	(8.4)	100.6%	108.0%	(7.4)

Our consolidated property casualty insurance operations generated an underwriting loss of $77 million and $68 million for the three and six months ended June 30, 2012, compared with an underwriting loss of $267 million and $297 million for the three and six months ended June 30, 2011. The primary causes of the improved underwriting results were lower losses from natural catastrophes and improving trends in pricing relative to loss costs. We believe the favorable trends for loss experience before catastrophes are in part due to our initiatives to improve pricing precision and loss experience related to claims and to loss control practices. Details of property casualty insurance results are discussed below, including our commercial lines, personal lines and excess and surplus lines segments.

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

The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, improved the combined ratio by 12.4 percentage points in the first six months of 2012, or 2.1 percentage

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 30

points more compared with 10.3 percentage points in the same period of 2011. On a before-catastrophe losses basis, net favorable development on prior accident year reserves for the first six months of 2012 was 0.5 percentage points more. Net favorable development for the first six months of 2012 is discussed in further detail in results of operations by property casualty insurance segment, Pages 34 through 44.

Our consolidated property casualty combined ratio for the second quarter improved 27.2 percentage points, and for the first six months of 2012 it improved 15.8 points, both compared with the same periods of 2011. In addition to catastrophe losses that were 22.0 and 7.9 percentage points lower, the loss and loss expenses ratio before catastrophe losses were 4.6 and 6.9 points lower, together accounting for most of the improvement.

The ratio for current accident year loss and loss expenses before catastrophe losses improved. The 68.8 percent ratio for the first six months of 2012 improved 6.4 percentage points compared with the 75.2 percent accident year 2011 ratio measured as of June 30, 2011, in part reflecting recent-year initiatives to improve pricing precision and loss experience related to claims and to loss control practices and improving market conditions. Lower new large losses incurred, shown on the table on Page 32, decreased the 2012 ratio by 2.0 percentage points and were partly responsible for the ratio’s improvement. The effect of the $38 million ceded in 2011 to reinstate coverage layers of our property catastrophe reinsurance treaty increased the 2011 ratio by 1.9 percentage points. We believe the remaining reduction of 2.5 percentage points is largely due to initiatives to improve pricing precision and loss experience related to claims and loss control practices, somewhat offset by normal loss cost inflation.

The underwriting expense ratio improved for the second quarter and first six months of 2012 compared with the same periods a year ago, primarily due to higher earned premiums.

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change %	2012	2011	Change %
Agency renewal written premiums	$798	$717	11	$1,560	$1,425	9
Agency new business written premiums	131	117	12	239	219	9
Other written premiums	(26)	(66)	61	(53)	(97)	45
Net written premiums	903	768	18	1,746	1,547	13
Unearned premium change	(77)	(38)	(103)	(122)	(72)	(69)
Earned premiums	$826	$730	13	$1,624	$1,475	10

The trends in net written premiums and earned premiums summarized in the table above largely reflect the effects of our premium growth strategies, better pricing and the unfavorable effect on 2011 premiums due to additional ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty. Reinsurance reinstatement premiums lowered net written and earned premiums by $38 million during the second quarter and first six months of 2011.

Consolidated property casualty net written premiums for the three and six months ended June 30, 2012, grew $135 million and $199 million compared with the same periods of 2011. Ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty lowered net written and earned premiums by $38 million during the second quarter and first six months of 2011. On a percentage basis, 2011 reinsurance reinstatement premiums accounted for 6 percent and 3 percent of net written premium growth for the three and six months ended June 30, 2012, respectively. Each of our property casualty segments grew during the second quarter and first six months of 2012. Our premium growth initiatives from prior years continue to favorably affect current year growth, particularly as newer agency relationships mature over time. Improving insured exposure-level comparatives reflecting some improving areas of the economy also favorably affected premium growth. We discuss current initiatives in Highlights of Our Strategy and Supporting Initiatives, Page 26. The main drivers of trends for 2012 are discussed by segment on Pages 34, 39 and 43.

Consolidated property casualty agency new business written premiums for the three and six months ended June 30, 2012, increased $14 million and $20 million compared with the same periods of 2011. We continued to experience new business growth related to initiatives for geographic expansion into new and underserved areas. Agents appointed during 2011 or 2012 produced an increase in standard lines new business of $18 million for the first six months of 2012 compared with the same period in 2011. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Other written premiums – primarily including premiums ceded to our reinsurers as part of our reinsurance program – contributed $40 million and $44 million to net written premium growth for the three and six months ended June 30, 2012, compared with the same periods of 2011. The $38 million unfavorable effect on 2011 premiums from additional ceded premiums to reinstate coverage layers of our

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 31

property catastrophe reinsurance treaty accounted for much of the contribution. In addition to lower total ceded written premiums, other written premiums also benefited from a more favorable adjustment, compared with the second quarter of last year, for estimated direct written premiums of policies in effect but not yet processed. The adjustment had an immaterial effect on earned premiums.

Catastrophe losses typically have a meaningful effect on property casualty results and can vary significantly from period to period. Losses from natural catastrophes contributed 17.8 and 14.6 percentage points to the combined ratio in the three and six months ended June 30, 2012, compared with 39.8 and 22.5 percentage points in the same periods of 2011. The following table shows catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. One of the second-quarter 2012 catastrophe events had losses estimated at June 30, 2012, that exceeded our $75 million loss retention for our property catastrophe reinsurance treaty. Terms of the treaty include one automatic reinstatement by layer of reinsurance. The first layer provides recovery of 48.3 percent of per-event losses between $75 million and $100 million. Amounts recovered and reinstatement premiums related to the second quarter of 2012 were immaterial. We individually list catastrophe events for which our incurred losses reached or exceeded $5 million.

(In millions, net of reinsurance)			Three months ended June 30,				Six months ended June 30,
			Comm.	Pers.	E&S		Comm.	Pers.	E&S
Dates	Event	Region	lines	lines	lines	Total	lines	lines	lines	Total
2012
Feb. 28 - 29	Hail, wind, tornado	Midwest	$(2)	$-	$-	$(2)	$20	$8	$-	$28
Mar. 2 – 3	Hail, wind, tornado	Midwest, South	1	-	-	1	29	45	1	75
Mar. 18 - 25	Hail, lightning, wind	Midwest, South	2	4	-	6	2	4	-	6
Apr. 28 - 29	Hail, lightning, wind	Midwest, South	54	22	-	76	54	22	-	76
May 2 - 6	Hail, lightning, wind	Midwest	5	1	-	6	5	1	-	6
Jun. 11 - 13	Hail, lightning, wind	West, South	6	-	-	6	6	-	-	6
Jun. 24 - 28	Fire	West	8	-	-	8	8	-	-	8
Jun. 28 - Jun. 30	Hail, lightning, wind	Midwest, Northeast, South	3	32	-	35	3	32	-	35
All other 2012 catastrophes			11	5	-	16	13	10	-	23
Development on 2011 and prior catastrophes			2	(7)	-	(5)	(11)	(16)	-	(27)
Calendar year incurred total			$90	$57	$-	$147	$129	$106	$1	$236

2011
Jan. 31-Feb. 3	Freezing, wind	South, Midwest	$-	$-	$-	$-	$5	$5	$-	$10
Feb. 27-28	Hail, wind, tornado	Midwest	-	(1)	-	(1)	5	7	-	12
Mar. 11	Earthquake	Japan	-	-	-	-	8	-	-	8
Apr. 3-5	Hail, wind, tornado	South, Midwest	16	22	-	38	16	22	-	38
Apr. 8-11	Hail, wind, tornado	South, Midwest	11	9	-	20	11	9	-	20
Apr. 14-16	Hail, wind, tornado	South, Midwest	10	4	-	14	10	4	-	14
Apr. 19-20	Hail, wind	South, Midwest	13	13	-	26	13	13	-	26
Apr. 22-28	Hail, wind, tornado	South, Midwest	47	31	-	78	47	31	-	78
May 20-27	Hail, wind, tornado	South, Midwest	45	37	-	82	45	37	-	82
May 29-Jun. 1	Hail, wind, tornado	Northeast, Midwest	4	2	-	6	4	2	-	6
Jun. 16-22	Hail, wind, tornado	South, Midwest	7	10	-	17	7	10	-	17
All other 2011 catastrophes			4	5	1	10	9	11	1	21
Development on 2010 and prior catastrophes			-	-	-	-	4	(5)	-	(1)
Calendar year incurred total			$157	$132	$1	$290	$184	$146	$1	$331

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 32

The following table includes data for losses incurred of $250,000 or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses by Size

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change %	2012	2011	Change %
New losses greater than $4,000,000	$4	$5	(20)	$15	$16	(6)
New losses $1,000,000-$4,000,000	47	33	42	78	83	(6)
New losses $250,000-$1,000,000	58	52	12	102	106	(4)
Case reserve development above $250,000	55	51	8	122	85	44
Total large losses incurred	164	141	16	317	290	9
Other losses excluding catastrophe losses	241	236	2	447	481	(7)
Catastrophe losses	146	289	(49)	233	329	(29)
Total losses incurred	$551	$666	(17)	$997	$1,100	(9)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
New losses greater than $4,000,000	0.5%	0.8%	(0.3)	0.9%	1.1%	(0.2)
New losses $1,000,000-$4,000,000	5.7	4.6	1.1	4.8	5.6	(0.8)
New losses $250,000-$1,000,000	7.1	7.0	0.1	6.2	7.2	(1.0)
Case reserve development above $250,000	6.7	6.9	(0.2)	7.5	5.8	1.7
Total large loss ratio	20.0	19.3	0.7	19.4	19.7	(0.3)
Other losses excluding catastrophe losses	29.1	32.3	(3.2)	27.5	32.6	(5.1)
Catastrophe losses	17.6	39.6	(22.0)	14.5	22.3	(7.8)
Total loss ratio	66.7%	91.2%	(24.5)	61.4%	74.6%	(13.2)

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2012 property casualty total large losses incurred of $164 million, net of reinsurance, matched the $164 million quarterly average during 2011 and higher than the $141 million for the second quarter of 2011. The ratio for these large losses and case reserve increases was 0.7 percentage points higher compared with last year’s second quarter, with new losses up 0.9 points and case reserve development down 0.2 points. The second-quarter increase in losses added to the ratio for total large losses incurred for the first six months of 2012, which also included a first-quarter 2012 ratio that was 1.0 point lower than the first quarter of 2011. We believe results for the three-month and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000. Losses by size are discussed in further detail in results of operations by property casualty insurance segment, Pages 34 through 44.

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 33

Commercial Lines Insurance Results of Operations

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change %	2012	2011	Change %

Earned premiums	$590	$533	11	$1,158	$1,073	8
Fee revenues	1	-	nm	2	1	100
Total revenues	591	533	11	1,160	1,074	8

Loss and loss expenses from:
Current accident year before catastrophe losses	396	405	(2)	782	807	(3)
Current accident year catastrophe losses	89	157	(43)	141	180	(22)
Prior accident years before catastrophe losses	(73)	(79)	8	(150)	(134)	(12)
Prior accident years catastrophe losses	1	-	nm	(12)	4	nm
Total loss and loss expenses	413	483	(14)	761	857	(11)
Underwriting expenses	198	179	11	385	368	5
Underwriting profit (loss)	$(20)	$(129)	84	$14	$(151)	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	67.2%	75.9%	(8.7)	67.5%	75.2%	(7.7)
Current accident year catastrophe losses	15.0	29.5	(14.5)	12.2	16.8	(4.6)
Prior accident years before catastrophe losses	(12.3)	(14.8)	2.5	(13.0)	(12.5)	(0.5)
Prior accident years catastrophe losses	0.2	0.2	0.0	(1.0)	0.4	(1.4)
Total loss and loss expenses	70.1	90.8	(20.7)	65.7	79.9	(14.2)
Underwriting expenses	33.4	33.4	0.0	33.2	34.3	(1.1)
Combined ratio	103.5%	124.2%	(20.7)	98.9%	114.2%	(15.3)

Combined ratio:	103.5%	124.2%	(20.7)	98.9%	114.2%	(15.3)
Contribution from catastrophe losses and prior years reserve development	2.9	14.9	(12.0)	(1.8)	4.7	(6.5)
Combined ratio before catastrophe losses and prior years reserve development	100.6%	109.3%	(8.7)	100.7%	109.5%	(8.8)

Overview

Performance highlights for the commercial lines segment include:

•	Premiums – Commercial lines earned premiums and net written premiums grew during the second quarter and first half of 2012 primarily due to higher renewal premiums that continued to reflect improved pricing. Ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty lowered net written and earned premiums by $23 million during the second quarter and first six months of 2011. Higher new business written premiums reflected better pricing in addition to our premium growth initiatives, also contributing to premium growth. The premiums table below analyzes the primary components of earned premiums.

Agency renewal written premiums rose 10 percent and 8 percent for the second quarter and the first six months of 2012, reflecting higher pricing and improving economic conditions. To better manage our business in the highly competitive commercial lines marketplace, we continue to increase our use of predictive analytics tools to improve pricing precision while also leveraging our local relationships with agents through the efforts of our teams that work closely with them. We believe our field focus is unique and has several advantages, including providing us with high-quality intelligence on local market conditions. We seek to maintain appropriate pricing discipline for both new and renewal business as management emphasizes the importance of our agencies and underwriters assessing account quality to make careful decisions on a case-by-case basis whether to write or renew a policy. Rate credits may be used to retain renewals of high-quality business and to earn new business, but we do so selectively in order to avoid commercial accounts that we believe have insufficient profit margins.

We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies. During the second quarter of 2012, our standard commercial lines policies averaged estimated price change increases in a mid-single-digit range, improving somewhat compared with the first quarter of 2012. Our average commercial lines pricing change includes the flat pricing effect of certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, the average commercial lines pricing change we report reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For the commercial lines policies that expired and were subsequently renewed during the second quarter of 2012, we estimate that the average pricing

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 34

change was solidly in a mid-single-digit range, with workers’ compensation and commercial property policies experiencing higher than average renewal price increases.

Renewal premiums for our commercial casualty and workers’ compensation business include the result of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Net written premiums from audits during the second quarter and the first six months of 2012 netted to positive $9 million and $15 million, respectively. Audits contributed $7 million to the $89 million net increase in net written premiums for the second quarter of 2012 and $16 million to the $127 million net increase in net written premiums for the first six months of 2012, both compared with the same periods a year ago. The $85 million increase in earned premiums during the first six months of 2012, compared with 2011, included a $14 million increase from audit premiums.

New business written premiums for commercial lines increased 12 percent and 9 percent during the second quarter and first six months of 2012 compared with the same period last year. The increase was broad-based as nearly two-thirds of the 39 states where we offer standard market commercial lines policies had higher new business written premiums for the first half of 2012 compared with the same period of 2011.

Other written premiums included a lower total amount ceded to reinsurers for the first half of 2012 compared with the same period of 2011, because 2011 premiums were reduced by $23 million of additional ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty. Other written premiums also included a more favorable adjustment, compared with the first six months of last year, for estimated direct written premiums of policies in effect but not yet processed. The adjustment had an immaterial effect on earned premiums.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change %	2012	2011	Change %
Agency renewal written premiums	$552	$500	10	$1,123	$1,042	8
Agency new business written premiums	91	81	12	166	152	9
Other written premiums	(17)	(44)	61	(37)	(69)	46
Net written premiums	626	537	17	1,252	1,125	11
Unearned premium change	(36)	(4)	nm	(94)	(52)	(81)
Earned premiums	$590	$533	11	$1,158	$1,073	8

•	Combined ratio – The commercial lines combined ratio for the three and six months ended June 30, 2012, improved compared with the same periods of 2011, primarily due to catastrophe losses that were 14.5 and 6.0 percentage points lower. In addition, the 2012 periods benefited from lower ratios for loss and loss expenses before catastrophes.

Catastrophe losses accounted for 15.2 and 11.2 percentage points of the combined ratio for the three and six months ended June 30, 2012, compared with 29.7 and 17.2 percentage points for the same periods last year. The 10-year annual average through 2011 for the commercial lines segment was 3.7 percentage points, and the five-year annual average was 4.3 percentage points.

The ratio for current accident year loss and loss expenses before catastrophe losses improved. The 67.5 percent ratio for the first six months of 2012 improved 7.7 percentage points compared with the 75.2 percent accident year 2011 ratio measured as of June 30, 2011, in part reflecting recent-year initiatives to improve pricing precision and loss experience related to claims and to loss control practices and improving market conditions. Lower new large losses incurred, shown on the table on Page 33, decreased the 2012 ratio by 3.0 percentage points and were responsible for some of the ratio’s improvement. The effect of the $23 million ceded to reinstate coverage layers of our property catastrophe reinsurance treaty increased the 2011 ratio by 1.5 percentage points. We believe the remaining reduction of 3.2 percentage points in the first half of 2012 is largely due to initiatives to improve pricing precision and loss experience related to claims and loss control practices, somewhat offset by normal loss cost inflation.

The net effect of reserve development on prior accident years during the second quarter and first six months of 2012 was favorable for commercial lines overall by $72 million and $162 million compared with net favorable development of $79 million and $130 million for the same periods in 2011. For the six months ended June 30, 2012, favorable reserve development on prior accident years in the commercial casualty line of business represented 64 percent of the commercial lines favorable development. Workers’ compensation accounted for 17 percent of the favorable development, while most of the remaining commercial lines favorable reserve development for the first six months of 2012 was almost evenly split between the commercial property and commercial auto lines of business. The favorable reserve development recognized during the first six months of

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 35

2012 for commercial lines included approximately 11 percent for accident year 2011 and nearly 50 percent for combined accident years 2009 and 2010, and was primarily due to reduced volatility in paid losses, reduced volatility in projections of future calendar year trends and lower than anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2011 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 42.

The commercial lines underwriting expense ratio for the second quarter of 2012 matches the second quarter of 2011 and the first six months of 2012 improved primarily due to higher earned premiums.

Underwriting results and related measures for the combined ratio are summarized in the first table of Commercial Lines Insurance Results of Operations. The tables and discussion below provide additional details for certain primary drivers of underwriting results.

Commercial Lines Insurance Losses by Size

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change %	2012	2011	Change %
New losses greater than $4,000,000	$4	$6	(33)	$15	$16	(6)
New losses $1,000,000-$4,000,000	33	30	10	56	70	(20)
New losses $250,000-$1,000,000	36	39	(8)	68	77	(12)
Case reserve development above $250,000	51	46	11	115	77	49
Total large losses incurred	124	121	2	254	240	6
Other losses excluding catastrophe losses	138	135	2	243	290	(16)
Catastrophe losses	89	157	(43)	127	183	(31)
Total losses incurred	$351	$413	(15)	$624	$713	(12)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
New losses greater than $4,000,000	0.7%	1.1%	(0.4)	1.3%	1.5%	(0.2)
New losses $1,000,000-$4,000,000	5.5	5.5	0.0	4.9	6.5	(1.6)
New losses $250,000-$1,000,000	6.2	7.4	(1.2)	5.9	7.1	(1.2)
Case reserve development above $250,000	8.7	8.7	0.0	9.9	7.2	2.7
Total large loss ratio	21.1	22.7	(1.6)	22.0	22.3	(0.3)
Other losses excluding catastrophe losses	23.4	25.3	(1.9)	21.0	27.0	(6.0)
Catastrophe losses	15.1	29.6	(14.5)	11.0	17.1	(6.1)
Total loss ratio	59.6%	77.6%	(18.0)	54.0%	66.4%	(12.4)

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2012 commercial lines total large losses incurred of $124 million, net of reinsurance, was lower than the $137 million quarterly average during 2011 and higher than the $121 million for the second quarter of 2011. The ratio for these large losses and case reserve increases was 1.6 percentage points lower compared with last year’s second quarter, as higher earned premiums more than offset higher incurred losses for our commercial auto line of business. The second-quarter increase in losses added to the ratio for total large losses incurred for the first six months of 2012, which also included a higher number of claims and higher incurred losses for our general liability line of business during the first quarter. We believe results for the three-month and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000.

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

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 36

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change %	2012	2011	Change %
Commercial casualty:
Written premiums	$202	$177	14	$404	$366	10
Earned premiums	191	180	6	372	352	6

Current accident year before catastrophe losses	67.2%	66.0%		68.7%	72.3%
Current accident year catastrophe losses	0.0	0.0		0.0	0.0
Prior accident years before catastrophe losses	(29.2)	(27.2)		(28.0)	(29.7)
Prior accident years catastrophe losses	0.0	0.0		0.0	0.0
Total loss and loss expenses ratio	38.0%	38.8%		40.7%	42.6%

Commercial property:
Written premiums	$146	$123	19	$287	$255	13
Earned premiums	134	115	17	265	241	10

Current accident year before catastrophe losses	55.3%	76.8%		56.2%	70.5%
Current accident year catastrophe losses	56.7	78.8		44.3	45.6
Prior accident years before catastrophe losses	(3.4)	(1.7)		(4.0)	3.4
Prior accident years catastrophe losses	1.3	1.1		(2.2)	2.3
Total loss and loss expenses ratio	109.9%	155.0%		94.3%	121.8%

Commercial auto:
Written premiums	$115	$102	13	$229	$209	10
Earned premiums	106	96	10	207	192	8

Current accident year before catastrophe losses	71.8%	72.6%		72.8%	74.5%
Current accident year catastrophe losses	3.2	6.2		2.4	3.3
Prior accident years before catastrophe losses	(1.8)	(11.0)		(6.8)	(17.6)
Prior accident years catastrophe losses	(0.3)	(0.1)		(0.4)	(0.2)
Total loss and loss expenses ratio	72.9%	67.7%		68.0%	60.0%

Workers' compensation:
Written premiums	$86	$73	18	$179	$163	10
Earned premiums	85	81	5	166	157	6

Current accident year before catastrophe losses	80.8%	108.5%		81.7%	102.3%
Current accident year catastrophe losses	0.0	0.0		0.0	0.0
Prior accident years before catastrophe losses	(14.3)	(28.9)		(16.6)	(16.9)
Prior accident years catastrophe losses	0.0	0.0		0.0	0.0
Total loss and loss expenses ratio	66.5%	79.6%		65.1%	85.4%

Specialty packages:
Written premiums	$38	$27	41	$78	$64	22
Earned premiums	37	27	37	75	64	17

Current accident year before catastrophe losses	72.8%	93.8%		69.6%	75.7%
Current accident year catastrophe losses	23.9	223.8		24.4	99.4
Prior accident years before catastrophe losses	(3.0)	1.8		(8.5)	9.5
Prior accident years catastrophe losses	(0.2)	(0.7)		(6.5)	(1.1)
Total loss and loss expenses ratio	93.5%	318.7%		79.0%	183.5%

Surety and executive risk:
Written premiums	$29	$26	12	$56	$50	12
Earned premiums	27	25	8	54	50	8

Current accident year before catastrophe losses	72.1%	47.9%		60.9%	51.3%
Current accident year catastrophe losses	0.0	0.0		0.0	0.0
Prior accident years before catastrophe losses	10.3	19.4		22.3	30.2
Prior accident years catastrophe losses	0.0	0.0		0.0	0.0
Total loss and loss expenses ratio	82.4%	67.3%		83.2%	81.5%

Machinery and equipment:
Written premiums	$10	$9	11	$19	$18	6
Earned premiums	10	9	11	19	17	12

Current accident year before catastrophe losses	23.8%	32.0%		29.8%	30.1%
Current accident year catastrophe losses	0.0	0.2		0.0	0.2
Prior accident years before catastrophe losses	(2.5)	6.9		0.4	7.7
Prior accident years catastrophe losses	0.0	0.0		0.0	0.0
Total loss and loss expenses ratio	21.3%	39.1%		30.2%	38.0%

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 37

As discussed above, the loss and loss expenses ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three and six months ended June 30, 2012, the commercial line of business with the most significant profitability challenge was surety and executive risk, assuming future weather-related loss experience for commercial property is at an average level that aligns with premium rates, including pricing increases of recent quarters. As discussed in Commercial Lines Insurance Results of Operations, Overview, Page 34, policies with commercial property coverages experienced higher than average renewal price increases in the second quarter of 2012, consistent with prior discussion for the first quarter. In addition, a multi-department, multi-disciplinary taskforce has been reviewing our property book of business and continues to seek ways to improve profitability, similar to the approach we used to improve workers’ compensation results. Several profit improvement initiatives are already underway, such as increased specialization among selected claims and loss control associates.

Our second-quarter and first-half 2012 surety and executive risk results included unfavorable development on prior accident years reserves for director and officer liability related to financial institutions. As discussed in our 2011 Annual Report on Form 10-K, Item 7, Commercial Lines Insurance Results of Operations, Page 67, we have taken steps to actively manage the potentially high risk of writing director and officer liability.

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 38

Personal Lines Insurance Results of Operations

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change %	2012	2011	Change %
Earned premiums	$214	$180	19	$423	$370	14
Fee revenues	1	1	0	1	1	0
Total revenues	215	181	19	424	371	14

Loss and loss expenses from:
Current accident year before catastrophe losses	160	146	10	302	275	10
Current accident year catastrophe losses	63	132	(52)	121	151	(20)
Prior accident years before catastrophe losses	(7)	(9)	22	(24)	(11)	(118)
Prior accident years catastrophe losses	(6)	-	nm	(15)	(5)	(200)
Total loss and loss expenses	210	269	(22)	384	410	(6)
Underwriting expenses	60	54	11	117	106	10
Underwriting loss	$(55)	$(142)	61	$(77)	$(145)	47

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	75.2%	81.2%	(6.0)	71.6%	74.4%	(2.8)
Current accident year catastrophe losses	29.4	73.5	(44.1)	28.8	40.8	(12.0)
Prior accident years before catastrophe losses	(3.9)	(5.2)	1.3	(5.8)	(3.1)	(2.7)
Prior accident years catastrophe losses	(2.8)	(0.1)	(2.7)	(3.8)	(1.4)	(2.4)
Total loss and loss expenses	97.9	149.4	(51.5)	90.8	110.7	(19.9)
Underwriting expenses	28.2	30.1	(1.9)	27.8	28.7	(0.9)
Combined ratio	126.1%	179.5%	(53.4)	118.6%	139.4%	(20.8)

Combined ratio:	126.1%	179.5%	(53.4)	118.6%	139.4%	(20.8)
Contribution from catastrophe losses and prior years reserve development	22.7	68.2	(45.5)	19.2	36.3	(17.1)
Combined ratio before catastrophe losses and prior years reserve development	103.4%	111.3%	(7.9)	99.4%	103.1%	(3.7)

Overview

Performance highlights for the personal lines segment include:

•	Premiums – Personal lines earned premiums and net written premiums for the three months ended June 30, 2012, continued to grow primarily due to higher renewal premiums. The increase reflected improved pricing and a steady, high level of policy retention. The unfavorable effect on 2011 premiums of additional ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty also significantly contributed to the 2012 premium growth rate. Reinsurance reinstatement premiums lowered net written and earned premiums by $15 million during the second quarter and first six months of 2011. The premiums table below analyzes the primary components of earned premiums.

Agency renewal written premiums increased 11 percent in both the second quarter and the first six months of 2012 because of rate increases in recent years, ongoing high levels of policy retention, premium growth initiatives and a higher level of insured exposures. In October 2011, we began our third round of increases for the homeowner line of business, averaging approximately 8 percent, with some individual policy rate increases being lower or higher based on attributes of risk that characterize the insured exposure. That followed rate changes averaging approximately 7 percent that were implemented beginning the fourth quarter of 2010 for states representing the majority of our personal lines business. Similar homeowner rate changes averaging approximately 6 percent were implemented beginning October 2009. During the second quarter of 2012, we began implementing rate changes for our personal auto line of business in the majority of the 30 states where we market personal lines policies. The average rate change is an increase in the low-single-digit range, with some individual policies experiencing lower or higher rates based on enhanced pricing precision enabled by predictive models. Rate changes for personal auto implemented beginning the fourth quarter of 2010 also represented an average rate increase in the low-single-digit range.

Second-quarter and first-half 2012 personal lines new business written premiums continued to grow, up 12 percent and 10 percent, respectively, compared with the second quarter and first six months of 2011. We continue to believe we are successful in attracting more of our agents’ preferred business that is priced more accurately based on insured exposure. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Other written premiums – which primarily include premiums ceded to our reinsurers as part of our reinsurance program – contributed $15 million and $14 million to net written premium growth for the three and six months ended June 30, 2012, compared with the same period of 2011. Other written

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 39

premiums included a lower total amount ceded to reinsurers for the first half of 2012 compared with the same period of 2011 because in 2011 we ceded an additional $15 million of premiums to reinstate coverage layers of our property catastrophe reinsurance treaty.

We continue to implement strategies discussed in our 2011 Annual Report on Form 10-K, Item 1, Strategic Initiatives, Page 10, to enhance our response to marketplace changes and help achieve our long-term objectives for personal lines growth and profitability. These strategies include plans to expand of our personal lines operation into two new states during 2012 and one in 2013.

Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change %	2012	2011	Change %
Agency renewal written premiums	$227	$205	11	$402	$361	11
Agency new business written premiums	29	26	12	53	48	10
Other written premiums	(6)	(21)	71	(12)	(26)	54
Net written premiums	250	210	19	443	383	16
Unearned premium change	(36)	(30)	(20)	(20)	(13)	(54)
Earned premiums	$214	$180	19	$423	$370	14

•	Combined ratio – The personal lines combined ratio for the three and six months ended June 30, 2012, improved compared with the same period of 2011, primarily due to weather-related catastrophe losses that were 46.8 and 14.4 percentage points lower.

Catastrophe losses accounted for 26.6 and 25.0 percentage points of the combined ratio for the three and six months ended June 30, 2012, compared with 73.4 and 39.4 percentage points for the same periods last year. The 10-year annual average through 2011 catastrophe loss ratio for the personal lines segment was 10.5 percentage points, and the five-year annual average was 12.7 percentage points.

The ratios for current accident year loss and loss expenses before catastrophe losses for the three and six months ended June 30, 2012, were lower than the 2011 periods. The 71.6 percent ratio for the first six months of 2012 improved 2.8 percentage points compared with the 74.4 percent accident year 2011 ratio measured as of June 30, 2011, in part reflecting recent-year initiatives to improve pricing precision. Higher new large losses incurred, shown on the table on Page 41, increased the 2012 ratio by 0.9 percentage points, partially offsetting the initiatives’ effect. The effect of the $15 million ceded to reinstate coverage layers of our property catastrophe reinsurance treaty increased the 2011 ratio by 3.0 percentage points. We believe the remaining reduction of 0.7 percentage points reflects initiatives to improve pricing precision, somewhat offset by normal loss cost inflation.

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

Personal lines reserve development on prior accident years continued to emerge favorably during the second quarter and first six months of 2012. Favorable reserve development was $23 million higher for the first six months of 2012, compared with the same period of 2011, with catastrophe loss development contributing $10 million of the increase. The remainder was primarily for liability coverages, reflecting reduced volatility in paid losses and reduced volatility in projections of future calendar year trends. Approximately half of the favorable reserve development on prior accident years recognized during the first six months of 2012 occurred in the homeowner line of business and roughly one-third occurred in the personal auto line of business. Approximately half of the personal lines favorable reserve development recognized during the first six months of 2012 was for accident year 2011 and approximately one-third was for accident years 2009 and 2010. Reserve estimates are inherently uncertain as described in our 2011 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Reserves, Page 42.

The underwriting expense ratio was lower for the second quarter and first six months of 2012 compared with the same periods of 2011, as higher premiums and lower technology related costs offset higher agency commissions.

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 40

Personal Lines Insurance Losses by Size

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change %	2012	2011	Change %
New losses greater than $4,000,000	$-	$-	nm	$-	$-	nm
New losses $1,000,000-$4,000,000	13	3	333	18	13	38
New losses $250,000-$1,000,000	18	10	80	26	23	13
Case reserve development above $250,000	3	4	(25)	5	7	(29)
Total large losses incurred	34	17	100	49	43	14
Other losses excluding catastrophe losses	96	95	1	192	179	7
Catastrophe losses	56	131	(57)	105	145	(28)
Total losses incurred	$186	$243	(23)	$346	$367	(6)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
New losses greater than $4,000,000	0.0%	0.0%	0.0	0.0%	0.0%	0.0
New losses $1,000,000-$4,000,000	6.4	2.0	4.4	4.4	3.5	0.9
New losses $250,000-$1,000,000	8.4	5.4	3.0	6.2	6.2	0.0
Case reserve development above $250,000	1.2	2.3	(1.1)	1.1	2.0	(0.9)
Total large losses incurred	16.0	9.7	6.3	11.7	11.7	0.0
Other losses excluding catastrophe losses	45.0	53.0	(8.0)	45.3	48.3	(3.0)
Catastrophe losses	26.2	73.0	(46.8)	24.8	39.2	(14.4)
Total loss ratio	87.2%	135.7%	(48.5)	81.8%	99.2%	(17.4)

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2012, the personal lines total ratio for these losses and case reserve increases, net of reinsurance, was 6.3 percentage points higher compared with last year’s second quarter, primarily due to a higher number of homeowner fire claims and incurred losses. The second-quarter increase added to the ratio for total large losses incurred for the first six months of 2012, which also includes an offsetting effect from a lower number of claims and incurred losses for our homeowner line of business during the first quarter. We believe results for the three-month and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000.

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

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 41

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change %	2012	2011	Change %
Personal auto:
Written premiums	$115	$104	11	$206	$186	11
Earned premiums	100	90	11	198	179	11

Current accident year before catastrophe losses	78.0%	67.3%		75.8%	67.7%
Current accident year catastrophe losses	9.7	10.3		7.4	5.8
Prior accident years before catastrophe losses	(4.7)	(5.0)		(6.4)	(5.1)
Prior accident years catastrophe losses	(0.7)	(0.1)		(0.8)	(0.2)
Total loss and loss expenses ratio	82.3%	72.5%		76.0%	68.2%

Homeowner:
Written premiums	$103	$78	32	$180	$146	23
Earned premiums	87	66	32	171	142	20

Current accident year before catastrophe losses	74.0%	97.8%		68.6%	83.6%
Current accident year catastrophe losses	59.2	175.4		59.8	92.7
Prior accident years before catastrophe losses	(6.0)	(0.5)		(4.5)	1.1
Prior accident years catastrophe losses	(5.7)	(0.1)		(7.7)	(3.1)
Total loss and loss expenses ratio	121.5%	272.6%		116.2%	174.3%

Other personal:
Written premiums	$32	$28	14	$57	$51	12
Earned premiums	27	24	13	54	49	10

Current accident year before catastrophe losses	68.6%	88.2%		65.9%	71.9%
Current accident year catastrophe losses	6.0	34.5		8.8	19.0
Prior accident years before catastrophe losses	6.2	(18.4)		(7.8)	(7.9)
Prior accident years catastrophe losses	(1.2)	(0.5)		(2.1)	(0.6)
Total loss and loss expenses ratio	79.6%	103.8%		64.8%	82.4%

As discussed above, the loss and loss expense ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three and six months ended June 30, 2012, the personal line of business with the most significant profitability challenge was homeowner. As discussed in Personal Lines Insurance Results of Operations, Overview, Page 39, above, we continue actions to improve pricing per risk and overall rates, which are expected to improve future profitability for both the homeowner and the personal auto lines of business. In addition, we anticipate that the long-term future average for the catastrophe loss ratio would improve due to gradual geographic diversification into states less prone to catastrophe losses.

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 42

Excess And Surplus Lines Insurance Results of Operations

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change %	2012	2011	Change %
Earned premiums	$22	$17	29	$43	$32	34

Loss and loss expenses from:
Current accident year before catastrophe losses	17	13	31	33	28	18
Current accident year catastrophe losses	-	1	(100)	1	1	0
Prior accident years before catastrophe losses	-	(7)	100	-	(7)	100
Prior accident years catastrophe losses	-	-	nm	-	-	nm
Total loss and loss expenses	17	7	143	34	22	55
Underwriting expenses	7	6	17	14	11	27
Underwriting (loss) profit	$(2)	$4	nm	$(5)	$(1)	(400)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	74.6%	79.0%	(4.4)	76.4%	88.3%	(11.9)
Current accident year catastrophe losses	3.2	4.9	(1.7)	2.8	3.4	(0.6)
Prior accident years before catastrophe losses	0.7	(41.9)	42.6	0.2	(21.6)	21.8
Prior accident years catastrophe losses	0.3	(0.5)	0.8	0.7	0.2	0.5
Total loss and loss expenses	78.8	41.5	37.3	80.1	70.3	9.8
Underwriting expenses	31.9	34.4	(2.5)	32.0	32.3	(0.3)
Combined ratio	110.7%	75.9%	34.8	112.1%	102.6%	9.5

Combined ratio:	110.7%	75.9%	34.8	112.1%	102.6%	9.5
Contribution from catastrophe losses and prior years reserve development	4.2	(37.5)	41.7	3.7	(18.0)	21.7
Combined ratio before catastrophe losses and prior years reserve development	106.5%	113.4%	(6.9)	108.4%	120.6%	(12.2)

Overview

Performance highlights for the excess and surplus lines segment include:

•	Premiums – Excess and surplus lines earned premiums and net written premiums grew for the second quarter and the first six months of 2012. Growth in renewal written premiums contributed most of the increase.

Renewal written premiums grew 58 percent and 59 percent for the second quarter and first six months of 2012, compared with the same periods of 2011, reflecting the opportunity to renew many accounts for the first time as well as higher renewal pricing. Renewal pricing change estimated for our excess and surplus lines policies on average continued in a high-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.

New business written premiums increased for the second quarter and the first six months of 2012, compared with the same periods of 2011, reflecting somewhat less activity by standard market insurance companies in the excess and surplus lines market. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change %	2012	2011	Change %
Renewal written premiums	$19	$12	58	$35	$22	59
New business written premiums	11	10	10	20	19	5
Other written premiums	(3)	(1)	(200)	(4)	(2)	(100)
Net written premiums	27	21	29	51	39	31
Unearned premium change	(5)	(4)	(25)	(8)	(7)	(14)
Earned premiums	$22	$17	29	$43	$32	34

•	Combined ratio – The excess and surplus lines combined ratio for the three and six months ended June 30, 2012, rose 34.8 and 9.5 percentage points compared with the same periods of 2011, primarily due to unusually large net favorable reserve development on prior accident years during the second quarter of 2011. All of the increase in the six-month total loss and loss expenses ratio was from higher loss expenses, as the loss ratio trended flat.

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 43

The 76.4 percent ratio for current accident year loss and loss expenses before catastrophe losses for the first six months of 2012 increased 5.4 percentage points compared with the 71.0 percent full accident year 2011 ratio measured as of December 31, 2011, primarily due to new losses incurred of $250,000 or more that were 6.1 points higher for the first six months of 2012 compared with full-year 2011.

Catastrophe losses accounted for 3.5 percentage points of the combined ratio for both the three and six months ended June 30, 2012, compared with 4.4 and 3.6 percentage points in the same periods of 2011.

Excess and surplus reserve development on prior accident years was minimal for the first six months of 2012, compared with 21.4 percentage points of favorable reserve development for the same period of 2011. The 2011 favorable development was primarily due to a change toward placing more reliance on claims experience emergence patterns from our historical excess and surplus lines business for IBNR loss and loss expense estimates, while placing relatively less reliance on historical claims experience emergence patterns from similar lines of business included in our standard commercial lines business. The second quarter of 2011 was the first occurrence of a significant effect from this change. Reserve estimates are inherently uncertain as described in our 2011 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Reserves, Page 42.

The underwriting expense ratio for the second quarter and the first six months of 2012 was lower than the same periods of 2011, primarily due to higher earned premiums.

Excess and Surplus Lines Insurance Losses by Size

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change %	2012	2011	Change %
New losses greater than $4,000,000	$-	$-	nm	$-	$-	nm
New losses $1,000,000-$4,000,000	1	-	nm	3	-	nm
New losses $250,000-$1,000,000	4	2	100	8	6	33
Case reserve development above $250,000	1	1	0	3	1	200
Total large losses incurred	6	3	100	14	7	100
Other losses excluding catastrophe losses	7	5	40	12	12	0
Catastrophe losses	1	1	0	2	1	100
Total losses incurred	$14	$9	56	$28	$20	40

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
New losses greater than $4,000,000	0.0%	0.0%	0.0	0.0%	0.0%	0.0
New losses $1,000,000-$4,000,000	4.4	0.0	4.4	7.7	0.0	7.7
New losses $250,000-$1,000,000	16.5	12.4	4.1	17.1	18.7	(1.6)
Case reserve development above $250,000	6.4	2.4	4.0	6.0	2.6	3.4
Total large losses incurred	27.3	14.8	12.5	30.8	21.3	9.5
Other losses excluding catastrophe losses	29.1	30.5	(1.4)	28.4	37.9	(9.5)
Catastrophe losses	3.4	4.2	(0.8)	3.5	3.5	0.0
Total loss ratio	59.8%	49.5%	10.3	62.7%	62.7%	0.0

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2012, the excess and surplus line total ratio for these losses and case reserve increases, net of reinsurance, was 12.5 percentage points higher compared with last year’s second quarter, largely due to a higher frequency of large losses. The second-quarter increase in losses added to the ratio for total large losses incurred for the first six months of 2012, which also includes a higher number of claims and incurred losses for two $1 million losses during the first quarter. We believe results for the three-month and six-month period ended June 30, 2012, largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000.

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 44

Life Insurance Results of Operations

(In millions)	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change %	2012	2011	Change %
Earned premiums	$51	$43	19	$92	$80	15
Separate account investment management fees	-	-	nm	-	1	(100)
Total revenues	51	43	19	92	81	14
Contract holders' benefits incurred	47	44	7	90	89	1
Investment interest credited to contract holders	(20)	(20)	0	(41)	(40)	(3)
Operating expenses incurred	22	14	57	44	30	47
Total benefits and expenses	49	38	29	93	79	18
Life insurance segment profit (loss)	$2	$5	(60)	$(1)	$2	nm

Overview

Performance highlights for the life insurance segment include:

•	Revenues – Revenues were higher for the three and six months ended June 30, 2012, primarily due to higher earned premiums from term and universal life insurance products.

Gross in-force life insurance policy face amounts increased to $79.560 billion at June 30, 2012, from $77.691 billion at year-end 2011.

Fixed annuity deposits received for the three and six months ended June 30, 2012, were $13 million and $30 million compared with $28 million and $89 million for the same periods of 2011. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest rate spreads. We do not write variable or equity annuities and are currently de-emphasizing fixed annuity sales due to the low interest rate environment.

Life Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change %	2012	2011	Change %
Term life insurance	$30	$27	11	$57	$52	10
Universal life insurance	13	9	44	20	14	43
Other life insurance, annuity, and disability income products	8	7	14	15	14	7
Net earned premiums	$51	$43	19	$92	$80	15

•	Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A loss of $1 million for our life insurance segment in the first six months of 2012 compared with profit of $2 million for the same period of 2011, primarily due to less favorable mortality experience.

Although we report most of our life insurance company investment income in our investments segment results, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life insurance related invested assets, the life insurance company reported a net profit of $11 million and $18 million in the three and six months ended June 30, 2012, compared with a net profit of $16 million and $4 million for the same periods of 2011. The life insurance company portfolio had after-tax realized investment gains of less than $1 million and $1 million in the three and six months ended June 30, 2012, compared with after-tax realized investment gains of $3 million and after-tax realized investment losses of $16 million for the same periods of 2011.

Life segment benefits and expenses consist principally of contract holders’ (policyholders’) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits increased in the first six months of 2012 due to increased levels of net death claims. Although net death claims increased, they remained within our range of pricing expectations. Operating expenses increased compared with the first six months of 2011 as the amount of expenses deferred to future periods was decreased through a one-time actuarial adjustment and also because of the effects of interest rate compression on deferred acquisition cost amortization.

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 45

Investments Results of Operations

Overview

The investments segment contributes investment income and realized gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income

Pretax investment income for the three months ended June 30, 2012, matched the same period of 2011. Investment income from interest on bonds trended flat as a larger portfolio base of fixed-maturity invested assets offset a slightly lower average yield. Dividend income for the three-month period also matched the year-ago amount. Average yields in the table below are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value. In our 2011 Annual Report on Form 10-K, Item 1, Investments Segment, Page 20, and Item 7, Investments Outlook, Page 84, we discussed our portfolio strategies. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in Item 3, Quantitative and Qualitative Disclosures About Market Risk, Page 51.

We continue to position our portfolio with consideration to both the challenges presented by the current low interest rate environment and the risks presented by potential future inflation. As bonds in our generally laddered portfolio mature or are called over the near term, we will be challenged to replace their current yield. Approximately 18 percent of our fixed-maturity investments mature during July 2012 through December 2014 with an average pretax yield-to-amortized cost of 4.9 percent, including 2.9 percent of the portfolio maturing during the last six months of 2012 also yielding 4.9 percent. While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term.

Investment Results

(In millions)	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change %	2012	2011	Change %
Total investment income, net of expenses, pretax	$132	$132	0	$263	$263	0
Investment interest credited to contract holders	(20)	(20)	0	(41)	(40)	(3)
Realized investment gains and losses summary:
Realized investment gains and losses	19	67	(72)	44	105	(58)
Change in fair value of securities with embedded derivatives	1	-	nm	5	4	25
Other-than-temporary impairment charges	(14)	-	nm	(30)	(30)	0
Total realized investment gains and losses	6	67	(91)	19	79	(76)
Investment operations profit	$118	$179	(34)	$241	$302	(20)

(In millions)	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change %	2012	2011	Change %
Investment income:
Interest	$106	$106	0	$212	$212	0
Dividends	27	27	0	53	53	0
Other	1	1	0	2	2	0
Investment expenses	(2)	(2)	0	(4)	(4)	0
Total investment income, net of expenses, pretax	132	132	0	263	263	0
Income taxes	(32)	(33)	3	(64)	(65)	2
Total investment income, net of expenses, after tax	$100	$99	1	$199	$198	1

Effective tax rate	24.5%	24.6%		24.4%	24.5%

Average invested assets plus cash and cash equivalents	$11,777	$11,526		$11,633	$11,435

Average yield pretax	4.5%	4.6%		4.5%	4.6%
Average yield after tax	3.4%	3.4%		3.4%	3.5%

Effective fixed-maturity tax rate	27.0%	26.7%		26.9%	26.6%

Average fixed-maturity at amortized cost	$8,232	$8,076		$8,168	$8,003

Average fixed-maturity yield pretax	5.2%	5.3%		5.2%	5.3%
Average fixed-maturity yield after tax	3.8%	3.8%		3.8%	3.9%

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 46

Net Realized Gains and Losses

We reported net realized investment gains of $6 million and $19 million in the three and six months ended June 30, 2012, as net gains from investment sales and bond calls were partially offset by other-than-temporary impairment (OTTI) charges. OTTI charges during the three-month and six-month periods ended June 30, 2012, were $14 million and $30 million, respectively. We reported net realized investment gains of $67 million and $79 million for the three and six months ended June 30, 2011, as net gains from investment sales and bond calls offset OTTI charges.

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

The total net realized investment gains for the first six months of 2012 include:

•	$28 million in net gains from the sale of various common stock holdings.
•	$16 million in net gains from fixed-maturity security sales and calls.
•	$5 million in gains from changes in fair value of securities with embedded derivatives.
•	$30 million in OTTI charges to write down holdings of equities and fixed maturities.

The $30 million in OTTI charges was nearly all from four common stocks, with less than $1 million from two fixed-maturity securities.

Of the 2,776 securities in the portfolio, no securities were trading below 70 percent of amortized cost at June 30, 2012. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential OTTI charges. We believe that if the improving liquidity in the markets were to reverse, or the economic recovery were to significantly stall, we could experience declines in portfolio values and possible additional OTTI charges.

The table below provides additional detail for OTTI charges.

(In millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Common equities
Financial	$-	$-	$-	$30
Energy	-	-	1	-
Industrial	2	-	8	-
Consumer discretionary	5	-	14	-
Material	7	-	7	-
Total common equities	$14	$-	$30	$30

Other

We report as Other the non-investment operations of the parent company and a non-insurer subsidiary, CFC Investment Company.

Losses before income taxes for Other were largely driven by interest expense from debt of the parent company.

(In millions)	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change %	2012	2011	Change %
Interest and fees on loans and leases	$2	$2	0	$4	$4	0
Other revenues	1	-	nm	1	-	nm
Total revenues	3	2	50	5	4	25
Interest expense	13	14	(7)	27	27	0
Operating expenses	4	4	0	9	8	13
Total expenses	17	18	(6)	36	35	3
Other loss	$(14)	$(16)	13	$(31)	$(31)	0

Taxes

We had an income tax benefit of $3 million in the second quarter and income tax expense of $23 million in the six months ended June 30, 2012, compared with an income tax benefit of $49 million and $35 million for the same periods of 2011. The effective tax rate for the three and six months ended June 30, 2012, was negative 10.3 percent and positive 16.3 percent compared with positive 49.5 percent and 145.8 percent for the same periods last year.

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 47

The change in our effective tax rate was primarily due to changes in pretax income from underwriting results and realized investment gains and losses.

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Tax-Exempt Fixed Maturities, Page 53 for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For our insurance subsidiaries, approximately 85 percent of income from tax-advantaged fixed-maturity investments is exempt from federal tax. Our non-insurance companies own an immaterial amount of tax-advantaged fixed-maturity investments. For our insurance subsidiaries, the dividend received deduction, after the dividend proration of the 1986 Tax Reform Act, exempts approximately 60 percent of dividends from qualified equities from federal tax. For our non-insurance companies, the dividend received deduction exempts 70 percent of dividends from qualified equities. Details about our effective tax rate are found in our 2011 Annual Report on Form 10-K, Item 8, Note 11, Income Taxes, Page 129, and in Item 1, Note 11 – Income Taxes, Page 19.

Liquidity and Capital Resources

At June 30, 2012, shareholders’ equity was $5.144 billion compared with $5.033 billion at December 31, 2011. Total debt was $894 million at June 30, 2012, and at December 31, 2011. At June 30, 2012, cash and cash equivalents totaled $263 million compared with $438 million at December 31, 2011.

Sources of Liquidity

Subsidiary Dividends

Our lead insurance subsidiary declared dividends of $150 million to the parent company during the first six months of 2012 compared with $60 million for the same period of 2011. For the full-year 2011, subsidiary dividends declared totaled $180 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. During 2012, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $375 million.

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

The table below shows a summary of cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Premiums collected	$869	$748	$1,720	$1,526
Loss and loss expenses paid	(572)	(639)	(1,079)	(1,130)
Commissions and other underwriting expenses paid	(246)	(228)	(546)	(523)
Insurance subsidiary cash flow from underwriting	51	(119)	95	(127)
Investment income received	88	87	178	179
Insurance operating cash flow	$139	$(32)	$273	$52

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 48

Collected premiums for property casualty insurance rose $194 million during the first six months of 2012. Loss and loss expenses paid were $51 million lower, largely due to lower catastrophe losses paid.

We discuss our future obligations for claims payments and for underwriting expenses in our 2011 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 87, and Other Commitments, Page 88.

Capital Resources

At June 30, 2012, our debt-to-total-capital ratio was 14.8 percent, with $790 million in long-term debt and $104 million in borrowing on our revolving short-term line of credit. In May 2012, we executed a new five-year $225 million credit facility, replacing two credit facilities that totaled $225 million. Terms and conditions for the new credit facility were described in a Current Report dated May 31, 2012.There was no change in the amount of the $104 million short-term debt during the first six months of 2012. Based on our present capital requirements, we do not anticipate a material increase in debt levels during the remainder of 2012. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders’ equity.

We provide details of our three long-term notes in our 2011 Annual Report on Form 10-K, Item 8, Note 8, Senior Debt, Page 127. None of the notes are encumbered by rating triggers.

Four independent ratings firms also award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our debt ratings occurred during the first six months of 2012. Our debt ratings are discussed in our 2011 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity, Page 86.

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

Other Commitments

In addition to our contractual obligations, we have other property casualty operational commitments.

•	Commissions – Commissions paid were $338 million in the first six months of 2012. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.

•	Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Non-commission underwriting expenses paid were $208 million in the first six months of 2012.

•	In addition to contractual obligations for hardware and software, we anticipate capitalizing approximately $5 million in spending for key technology initiatives in 2012. Capitalized development costs related to key technology initiatives were $2 million in the first six months of 2012. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

We made no contribution to our qualified pension plan during the first six months of 2012. We anticipate contributing $14 million in the third quarter of 2012.

Investing Activities

After fulfilling operating requirements, we invest cash flows from underwriting, investment and other corporate activities in fixed-maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. We discuss our investment strategy and certain portfolio attributes in Item 3, Quantitative and Qualitative Disclosures about Market Risk, Page 51.

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 49

Uses of Capital

Uses of cash to enhance shareholder return include dividends to shareholders. In February and May 2012, the board of directors declared a regular quarterly cash dividend of 40.25 cents per share for an indicated annual rate of $1.61 per share. During the first six months of 2012, we used $128 million to pay cash dividends to shareholders.

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

Property and Casualty Gross Reserves

(In millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
	reserves	reserves	reserves	reserves	of total
At June 30, 2012
Commercial lines insurance
Commercial casualty	$849	$341	$518	$1,708	39.4%
Commercial property	213	78	35	326	7.5
Commercial auto	254	30	61	345	8.0
Workers' compensation	455	460	105	1,020	23.5
Specialty packages	96	13	31	140	3.2
Surety and executive risk	125	1	86	212	4.9
Machinery and equipment	(1)	5	2	6	0.1
Subtotal	1,991	928	838	3,757	86.6

Personal lines insurance
Personal auto	132	3	53	188	4.4
Homeowner	91	61	27	179	4.1
Other personal	41	59	5	105	2.4
Subtotal	264	123	85	472	10.9

Excess and surplus lines	56	27	25	108	2.5
Total	$2,311	$1,078	$948	$4,337	100.0%
At December 31, 2011
Commercial lines insurance
Commercial casualty	$875	$365	$535	$1,775	41.5%
Commercial property	190	35	36	261	6.1
Commercial auto	260	30	62	352	8.2
Workers' compensation	467	464	108	1,039	24.3
Specialty packages	100	9	32	141	3.3
Surety and executive risk	126	5	77	208	4.9
Machinery and equipment	1	3	1	5	0.1
Subtotal	2,019	911	851	3,781	88.4

Personal lines insurance
Personal auto	129	(3)	52	178	4.2
Homeowner	76	39	27	142	3.3
Other personal	41	52	5	98	2.3
Subtotal	246	88	84	418	9.8

Excess and surplus lines	43	18	20	81	1.8
Total	$2,308	$1,017	$955	$4,280	100.0%

Life Policy and Investment Contract Reserves

Gross life policy and investment contract reserves were $2.256 billion at June 30, 2012, compared with $2.214 billion at year-end 2011, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2011 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 97.

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 50

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

The fair value of our investment portfolio was $12.164 billion at June 30, 2012, compared with $11.735 billion at year-end 2011.

(In millions)	At June 30, 2012				At December 31, 2011
	Cost or amortized cost	Percent to total	Fair value	Percent to total	Cost or amortized cost	Percent to total	Fair value	Percent to total
Taxable fixed maturities	$5,513	52.5%	$6,075	49.9%	$5,369	52.4%	$5,847	49.8%
Tax-exempt fixed maturities	2,739	26.1	2,950	24.3	2,715	26.5	2,932	25.0
Common equities	2,149	20.5	3,007	24.7	2,088	20.4	2,854	24.3
Preferred equities	99	0.9	132	1.1	74	0.7	102	0.9
Total	$10,500	100.0%	$12,164	100.0%	$10,246	100.0%	$11,735	100.0%

Our consolidated investment portfolio contains $13 million of assets for which values are based on prices or valuation techniques that require significant management judgment (Level 3 assets). We have generally obtained and evaluated two non-binding quotes from brokers, then our investment professionals determine our best estimate of fair value. These investments include private placements, small issues and various thinly traded securities.

At June 30, 2012, total Level 3 assets were less than 1 percent of investment portfolio assets measured at fair value. See Item 1, Note 4, Fair Value Measurements, Page 12, for additional discussion of our valuation techniques.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $36 million of life policy loans and liens plus $31 million of venture capital fund investments at June 30, 2012.

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

Our investment portfolio had no European sovereign debt holdings at June 30, 2012. At that time we owned other European-based securities, primarily corporate bonds, totaling less than $500 million in fair value. We discussed our European-based holdings in our 2011 Annual Report on Form 10-K, Item 7a, Quantitative and Qualitative Disclosures about Market Risk, Page 103. The composition of our European-based holdings at June 30, 2012, was similar to the composition at year-end 2011.

In the first six months of 2012, the increase in fair value of our fixed-maturity portfolio was due to a multitude of factors. In addition to purchases, contributors included tightening credit spreads in the corporate and municipal markets and a general decrease in treasury market yields. At June 30, 2012, our fixed-maturity portfolio was valued at 109.4 percent of its amortized cost, compared with 108.6 percent at December 31, 2011.

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 51

Credit ratings at June 30, 2012, compared with December 31, 2011, for the fixed-maturity and short-term portfolios were:

(In millions)	At June 30, 2012		At December 31, 2011
	Fair	Percent	Fair	Percent
	value	to total	value	to total
Moody's Ratings and Standard & Poor's Ratings combined
Aaa, Aa, A, AAA, AA, A	$5,572	61.7%	$5,507	62.7%
Baa, BBB	3,032	33.6	2,842	32.4
Ba, BB	186	2.1	195	2.2
B, B	30	0.3	33	0.4
Caa, CCC	2	0.0	5	0.1
Daa, Da, D	-	0.0	2	0.0
Non-rated	203	2.3	195	2.2
Total	$9,025	100.0%	$8,779	100.0%

Attributes of the fixed-maturity portfolio include:

	At June 30,		At December 31,
	2012		2011
Weighted average yield-to-amortized cost	5.1%		5.3%
Weighted average maturity	6.4	yrs	6.7	yrs
Effective duration	4.3	yrs	4.4	yrs

We discuss maturities of our fixed-maturity portfolio in our 2011 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 121, and Item 2, Investments Results of Operations, Page 46.

Taxable Fixed Maturities

Our taxable fixed-maturity portfolio, with a fair value of $6.075 billion at June 30, 2012, included:

(In millions)	At June 30,	At December 31,
	2012	2011
Investment-grade corporate	$5,412	$5,100
States, municipalities and political subdivisions	333	320
Below investment-grade corporate	182	198
Government sponsored enterprises	86	160
Convertibles and bonds with warrants attached	51	59
United States government	8	7
Foreign government	3	3
Total	$6,075	$5,847

Our strategy typically is to buy and hold fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of U.S. agency issues that include United States government and government sponsored enterprises, no individual issuer's securities accounted for more than 1.0 percent of the taxable fixed-maturity portfolio at June 30, 2012. Investment grade corporate bonds had an average rating of Baa1 by Moody’s or BBB+ by Standard & Poor’s and represented 88.9 percent of the taxable fixed-maturity portfolio’s fair value at June 30, 2012, compared with 87.2 percent at year-end 2011.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at June 30, 2012, is the financial-related sectors – including banking, financial services and insurance – representing 30.5 percent, compared with 29.3 percent at year-end 2011. We believe our weighting in financial-related sectors is below the average for the corporate bond market as a whole.

Most of the $333 million of securities issued by states, municipalities and political subdivisions included in our taxable fixed maturity portfolio at June 30, 2012, were Build America Bonds.

Our taxable fixed maturity portfolio at June 30, 2012, included $13 million of AAA rated commercial mortgage-backed securities.

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 52

Tax-Exempt Fixed Maturities

At June 30, 2012, we had $2.950 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and Standard & Poor’s. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,000 municipal bond issuers. No single municipal issuer accounted for more than 0.7 percent of the tax-exempt fixed maturity portfolio at June 30, 2012. The following table shows our municipal bond holdings in our larger states:

(In millions) At June 30, 2012	State issued general obligation bonds	Local issued general obligation bonds	Special revenue bonds	Total	Percent of total
Texas	$-	$414	$96	$510	17.3%
Indiana	-	14	301	315	10.7
Michigan	-	263	12	275	9.3
Illinois	-	228	23	251	8.5
Ohio	-	134	100	234	7.9
Washington	3	181	39	223	7.6
Wisconsin	2	107	26	135	4.6
Pennsylvania	-	79	9	88	3.0
Florida	-	21	64	85	2.9
Arizona	-	52	30	82	2.8
Colorado	-	44	18	62	2.1
New Jersey	-	33	17	50	1.7
Kansas	-	27	20	47	1.5
New York	-	22	24	46	1.5
Minnesota	-	34	6	40	1.4
All other states	1	269	237	507	17.2
Total	$6	$1,922	$1,022	$2,950	100.0%

At December 31, 2011
Texas	$-	$425	$99	$524	17.9%
Indiana	-	16	316	332	11.3
Michigan	-	257	12	269	9.2
Illinois	-	226	23	249	8.5
Ohio	-	132	107	239	8.2
Washington	3	174	39	216	7.4
Wisconsin	2	115	25	142	4.8
Pennsylvania	-	76	8	84	2.9
Florida	-	21	61	82	2.8
Arizona	-	51	27	78	2.7
Colorado	-	40	15	55	1.9
Kansas	-	27	20	47	1.6
New Jersey	-	30	17	47	1.6
New York	-	18	24	42	1.4
Utah	-	21	19	40	1.4
All other states	1	264	221	486	16.4
Total	$6	$1,893	$1,033	$2,932	100.0%

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

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 53

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(In millions)	Interest Rate Shift in Basis Points
	-200	-100	0	100	200
At June 30, 2012	$9,836	$9,421	$9,025	$8,628	$8,241

At December 31, 2011	$9,597	$9,179	$8,779	$8,390	$8,008

The effective duration of the fixed-maturity portfolio as of June 30, 2012, was 4.3 years, compared with 4.4 years at year-end 2011. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.4 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

Equity Investments

Our equity investments, with a fair value totaling $3.139 billion at June 30, 2012, include $3.007 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of the common equities we hold can provide a floor to their valuation. A $100 million unrealized change in the value of the common stocks owned at period end would cause a change of $65 million, or approximately 40 cents per share, in our shareholders’ equity.

At June 30, 2012, our largest holding had a fair value of 4.7 percent of our publicly-traded common stock portfolio. Pepsico Inc. (NYSE:PEP) was our largest single common stock investment, comprising 1.2 percent of the investment portfolio as of the end of the second quarter of 2012.

Common Stock Portfolio Industry Sector Distribution

	Percent of Publicly Traded Common Stock Portfolio
	At June 30, 2012		At December 31, 2011
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	17.1%	19.7%	16.9%	19.0%
Energy	12.8	10.8	14.0	12.3
Healthcare	12.2	12.0	12.0	11.8
Consumer staples	12.2	11.3	12.3	11.5
Industrials	12.1	10.5	11.8	10.7
Financial	9.1	14.4	8.5	13.4
Consumer discretionary	8.8	11.0	9.4	10.7
Materials	6.1	3.4	5.7	3.5
Utilities	5.4	3.7	5.5	3.9
Telecomm services	4.2	3.2	3.9	3.2
Total	100.0%	100.0%	100.0%	100.0%

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 54

Unrealized Investment Gains and Losses

At June 30, 2012, unrealized investment gains before taxes for the consolidated investment portfolio totaled $1.673 billion and unrealized investment losses amounted to $9 million.

The unrealized investment gains at June 30, 2012, were due to a pretax net gain position in our fixed maturity portfolio of $773 million and a net gain position in our equity portfolio of $891 million. The net gain position in our fixed-maturity portfolio has grown since year-end 2007 due largely to a declining interest rate environment in recent years. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed on Pages 51 to 54. The three largest contributors to our equity portfolio net gain position were ExxonMobil, Procter & Gamble and Chevron common stocks, which had a combined net gain position of $269 million.

Unrealized Investment Losses

We expect the number of securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through OTTI recognized in prior periods. At June 30, 2012, 106 of the 2,776 securities we owned had fair values below amortized cost compared with 137 of the 2,724 securities we owned at year-end 2011. The 106 holdings with fair values below cost or amortized cost at June 30, 2012, represented 3.2 percent of fair value of our investment portfolio and $9 million in unrealized losses.

•	98 of these holdings had fair values between 90 percent and 100 percent of amortized cost at June 30, 2012. 13 of these are equity securities that may be subject to OTTI charges taken through earnings should they not recover by the recovery dates we determined. The remaining 85 securities primarily consist of fixed-maturity securities whose current valuation is largely the result of interest rate factors. The fair value of these 98 securities was $369 million, and they accounted for $5 million in unrealized losses.

•	Eight of these holdings had fair values between 70 percent and 90 percent of amortized cost at June 30, 2012. Three of these are equity securities that may be subject to OTTI should they not recover by the recovery dates we determined. Five are fixed-maturity securities that we believe will continue to pay interest and ultimately principal upon maturity. The issuers of these securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these eight securities was $24 million, and they accounted for $4 million in unrealized losses.

•	No securities were trading below 70 percent of amortized cost at June 30, 2012.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

(In millions)	Less than 12 months		12 months or more		Total
At June 30, 2012	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities:
States, municipalities and political subdivisions	$35	$-	$1	$-	$36	$-
United States government	1	-	-	-	1	-
Government-sponsored enterprises	25	-	-	-	25	-
Corporate securities	193	3	59	4	252	7
Subtotal	254	3	60	4	314	7
Equity securities:
Common equities	67	2	3	-	70	2
Preferred equities	5	-	4	-	9	-
Subtotal	72	2	7	-	79	2
Total	$326	$5	$67	$4	$393	$9

At December 31, 2011
Fixed maturities:
States, municipalities and political subdivisions	$-	$-	$12	$-	$12	$-
United States government	1	-	-	-	1	-
Government-sponsored enterprises	10	-	-	-	10	-
Corporate securities	380	13	57	5	437	18
Subtotal	391	13	69	5	460	18
Equity securities:
Common equities	333	35	-	-	333	35
Preferred equities	5	-	19	-	24	-
Subtotal	338	35	19	-	357	35
Total	$729	$48	$88	$5	$817	$53

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 55

At June 30, 2012, 16 fixed-maturity securities with a total unrealized loss of $4 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity securities had fair values under 70 percent of amortized cost; three fixed-maturity securities with a fair value of $17 million had a fair value from 70 percent to less than 90 percent of amortized cost and accounted for $3 million in unrealized losses; and 13 fixed-maturity securities with a fair value of $43 million had fair values from 90 percent to less than 100 percent of amortized cost and accounted for $1 million in unrealized losses.

At June 30, 2012, three equity securities had been in an unrealized loss position for 12 months or more. Of that total, none were trading under 70 percent of cost and none were trading from 70 percent to less than 90 percent of cost; three equity securities with a fair value of $7 million were trading from 90 percent to less than 100 percent of cost and accounted for less than $1 million in unrealized losses.

At June 30, 2012, applying our invested asset impairment policy, we determined that the $9 million in total unrealized losses in the table above were not other-than-temporarily impaired.

During the second quarter of 2012, four securities were written down through impairment charges, including one new security impairment, for a total of six during the six months ended June 30, 2012. OTTI resulted in pretax, non-cash charges of $14 million and $30 million for the three months and six months ended June 30, 2012. During the same periods of 2011, we wrote down securities resulting in less than $1 million and $30 million in OTTI charges.

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

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 56

The following table summarizes the investment portfolio by severity of decline:

(In millions)	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain/loss	Gross investment income
At June 30, 2012
Taxable fixed maturities:
Fair valued below 70% of amortized cost	-	$-	$-	$-	$-
Fair valued at 70% to less than 100% of amortized cost	61	285	278	(7)	5
Fair valued at 100% and above of amortized cost	1,339	5,228	5,797	569	146
Securities sold in current year	-	-	-	-	5
Total	1,400	5,513	6,075	562	156

Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	-	-	-	-	-
Fair valued at 70% to less than 100% of amortized cost	29	36	36	-	-
Fair valued at 100% and above of amortized cost	1,254	2,703	2,914	211	57
Securities sold in current year	-	-	-	-	-
Total	1,283	2,739	2,950	211	57

Common equities:
Fair valued below 70% of cost	-	-	-	-	-
Fair valued at 70% to less than 100% of cost	13	72	70	(2)	1
Fair valued at 100% and above of cost	58	2,077	2,937	860	48
Securities sold in current year	-	-	-	-	-
Total	71	2,149	3,007	858	49

Preferred equities:
Fair valued below 70% of cost	-	-	-	-	-
Fair valued at 70% to less than 100% of cost	3	9	9	-	-
Fair valued at 100% and above of cost	19	90	123	33	3
Securities sold in current year	-	-	-	-	-
Total	22	99	132	33	3

Portfolio summary:
Fair valued below 70% of cost or amortized cost	-	-	-	-	-
Fair valued at 70% to less than 100% of cost or amortized cost	106	402	393	(9)	6
Fair valued at 100% and above of cost or amortized cost	2,670	10,098	11,771	1,673	254
Investment income on securities sold in current year	-	-	-	-	5
Total	2,776	$10,500	$12,164	$1,664	$265

At December 31, 2011
Portfolio summary:
Fair valued below 70% of cost or amortized cost	1	$1	$1	$-	$-
Fair valued at 70% to less than 100% of cost or amortized cost	136	869	816	(53)	29
Fair valued at 100% and above of cost or amortized cost	2,587	9,376	10,918	1,542	472
Investment income on securities sold in current year	-	-	-	-	27
Total	2,724	$10,246	$11,735	$1,489	$528

See our 2011 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 46.

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2012. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

•	that information required to be disclosed in the company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and

•	that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 57

Changes in Internal Control over Financial Reporting – During the three months ended June 30, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.          Legal Proceedings

Neither the company nor any of our subsidiaries is involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of our business.

Item 1A.       Risk Factors

Our risk factors have not changed materially since they were described in our 2011 Annual Report on Form 10-K filed February 29, 2012.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any of our shares that were not registered under the Securities Act during the first six months of 2012. The board of directors has authorized share repurchases since 1996. Purchases are expected to be made generally through open market transactions. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to SEC regulations. On October 24, 2007, the board of directors expanded the existing repurchase authorization to approximately 13 million shares. We did not repurchase any shares during the first six months of 2012. We have 7,438,762 shares available for purchase under our programs at June 30, 2012. We discuss the board authorization in our 2011 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Parent Company Liquidity, Page 85.

Item 3.          Defaults upon Senior Securities

We have not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

None.

Item 6.          Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 2010 Annual Report on Form 10-K dated February 25, 2011, Exhibit 3.1)
3.2	Regulations of Cincinnati Financial Corporation, as amended through May 1, 2010 (incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 3.2)
10.1	Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., as Administrative Agent, PNC Capital Markets, LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A. as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A, as Documentation Agents, dated May 31, 2012 (incorporated by reference to the company’s Current Report on Form 8-K dated May 31, 2012, Exhibit 10.1)
31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer
31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 58

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION

Date: July 26, 2012

/S/ Eric N. Mathews
Eric N. Mathews, CPCU, AIAF
Vice President, Assistant Secretary and Assistant Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation Second-Quarter 2012 10Q	Page 59