Form 10-Q
period 2012-09-30
CINCINNATI FINANCIAL CORP
filed 2012-10-25
CIK 20286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012.

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

☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act.

☑Large accelerated filer ☐ Accelerated filer ☐ Nonaccelerated filer ☐ Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐Yes ☑ No

As of October 22, 2012, there were 162,686,191 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 2

Part I – Financial Information

Item 1.      Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In millions except per share data)	2012	2011
ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2012—$8,233; 2011—$8,084)	$9,116	$8,779
Equity securities, at fair value (cost: 2012—$2,315; 2011—$2,162)	3,349	2,956
Other invested assets	68	66
Total investments	12,533	11,801
Cash and cash equivalents	416	438
Investment income receivable	116	119
Finance receivable	76	76
Premiums receivable	1,247	1,087
Reinsurance recoverable	589	622
Prepaid reinsurance premiums	26	24
Deferred policy acquisition costs	491	477
Land, building and equipment, net, for company use (accumulated depreciation: 2012—$390; 2011—$376)	223	227
Other assets	47	93
Separate accounts	715	671
Total assets	$16,479	$15,635

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$4,344	$4,339
Life policy and investment contract reserves	2,285	2,214
Unearned premiums	1,818	1,633
Other liabilities	573	517
Deferred income tax	453	303
Note payable	104	104
Long-term debt and capital lease obligations	828	821
Separate accounts	715	671
Total liabilities	11,120	10,602

Commitments and contingent liabilities (Note 13)	—	—

SHAREHOLDERS' EQUITY
Common stock, par value—$2 per share; (authorized: 2012 and 2011—500 million shares; issued and outstanding: 2012—197 million shares and 2011—196 million shares)	394	393
Paid-in capital	1,119	1,096
Retained earnings	3,896	3,863
Accumulated other comprehensive income	1,171	901
Treasury stock at cost (2012 and 2011—34 million shares)	(1,221)	(1,220)
Total shareholders' equity	5,359	5,033
Total liabilities and shareholders' equity	$16,479	$15,635

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 3

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of
Comprehensive Operations

	Three months ended September 30,		Nine months ended September 30,
(In millions except per share data)	2012	2011	2012	2011
REVENUES
Earned premiums	$889	$812	$2,605	$2,367
Investment income, net of expenses	132	130	395	393
Total realized investment gains (losses), net	10	(2)	29	77
Fee revenues	1	1	4	3
Other revenues	3	3	8	8
Total revenues	1,035	944	3,041	2,848

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	571	656	1,840	2,032
Underwriting, acquisition and insurance expenses	296	260	857	775
Interest expense	14	13	41	40
Other operating expenses	2	4	10	14
Total benefits and expenses	883	933	2,748	2,861

INCOME (LOSS) BEFORE INCOME TAXES	152	11	293	(13)

PROVISION (BENEFIT) FOR INCOME TAXES
Current	34	17	60	(9)
Deferred	7	(25)	4	(34)
Total provision (benefit) for income taxes	41	(8)	64	(43)

NET INCOME	$111	$19	$229	$30

PER COMMON SHARE
Net income—basic	$0.69	$0.12	$1.41	$0.19
Net income—diluted	0.68	0.12	1.40	0.19

NET INCOME	$111	$19	$229	$30
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX
Unrealized gains (losses) on investments available-for-sale	263	(305)	457	(21)
Reclassification adjustment for (gains) losses included in net income	(10)	2	(29)	(77)
Unrealized (losses) on other	(6)	(6)	(16)	(7)
Unrealized gains (losses) on investments available-for-sale and other	247	(309)	412	(105)
Amortization of pension actuarial loss and prior service cost	2	1	5	3
Less: amortization of pension prior service cost included in net income	-	-	-	-
Defined benefit pension plan	2	1	5	3
Other comprehensive income (loss) before tax	249	(308)	417	(102)
Income tax expense (benefit) related to items of other comprehensive income	88	(108)	147	(36)
Other comprehensive income (loss), net of tax	161	(200)	270	(66)
COMPREHENSIVE INCOME (LOSS)	$272	$(181)	$499	$(36)

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 4

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

					Accumulated		Total
	Common Stock				Other		Share-
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	holders'
(In millions)	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance as reported December 31, 2010	163	$393	$1,091	$3,980	$769	$(1,201)	$5,032
Cumulative effect of a change in accounting for deferred policy acquisition costs, net of tax	-	-	-	(20)	-	-	(20)
Balance as adjusted December 31, 2010	163	393	1,091	3,960	769	(1,201)	5,012

Net income	-	-	-	30	-	-	30
Other comprehensive income, net	-	-	-	-	(66)	-	(66)
Dividends declared	-	-	-	(196)	-	-	(196)
Stock-based awards exercised and vested	-	-	(5)	-	-	3	(2)
Stock-based compensation	-	-	10	-	-	-	10
Purchases	-	-	-	-	-	(30)	(30)
Other	-	-	2	-	-	4	6
Balance September 30, 2011	163	$393	$1,098	$3,794	$703	$(1,224)	$4,764

Balance December 31, 2011	162	$393	$1,096	$3,863	$901	$(1,220)	$5,033

Net income	-	-	-	229	-	-	229
Other comprehensive income, net	-	-	-	-	270	-	270
Dividends declared	-	-	-	(196)	-	-	(196)
Stock-based awards exercised and vested	1	1	10	-	-	2	13
Stock-based compensation	-	-	12	-	-	-	12
Purchases	-	-	-	-	-	(7)	(7)
Other	-	-	1	-	-	4	5
Balance September 30, 2012	163	$394	$1,119	$3,896	$1,171	$(1,221)	$5,359

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 5

Cincinnati Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
(In millions)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$229	$30
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	32	38
Realized gains on investments, net	(29)	(77)
Stock-based compensation	12	10
Interest credited to contract holders	25	38
Deferred income tax (benefit) expense	4	(34)
Changes in:
Investment income receivable	3	2
Premiums and reinsurance receivable	(129)	(231)
Deferred policy acquisition costs	(37)	(30)
Other assets	(4)	(1)
Loss and loss expense reserves	5	321
Life policy reserves	53	89
Unearned premiums	185	104
Other liabilities	33	(49)
Current income tax receivable/payable	51	(62)
Net cash provided by operating activities	433	148
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	131	47
Call or maturity of fixed maturities	689	592
Sale of equity securities	165	410
Purchase of fixed maturities	(914)	(934)
Purchase of equity securities	(325)	(179)
Investment in buildings and equipment, net	(5)	(12)
Investment in finance receivables	(24)	(23)
Collection of finance receivables	24	23
Change in other invested assets, net	2	5
Net cash used in investing activities	(257)	(71)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(191)	(191)
Purchase of treasury shares	-	(30)
Increase in notes payable	-	55
Proceeds from stock options exercised	6	-
Contract holders' funds deposited	79	81
Contract holders' funds withdrawn	(83)	(64)
Excess tax benefits on share-based compensation	1	3
Other	(10)	(8)
Net cash used in financing activities	(198)	(154)
Net change in cash and cash equivalents	(22)	(77)
Cash and cash equivalents at beginning of year	438	385
Cash and cash equivalents at end of period	$416	$308

Supplemental disclosures of cash flow information:
Interest paid	$28	$27
Income taxes paid	8	53
Non-cash activities:
Conversion of securities	$21	$-
Equipment acquired under capital lease obligations	20	24
Cashless exercise of stock options	7	-

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 6

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

Our September 30, 2012, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2011 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

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

The following table illustrates the effect of adopting ASU 2010-26 in the condensed consolidated balance sheets:

	September 30,	December 31,
(In millions, except per share amounts)	2012	2011
		As Previously Reported	As Adjusted	Difference
Deferred policy acquisition costs	$491	$510	$477	$(33)
Total assets	16,479	15,668	15,635	(33)
Deferred income tax liability	453	314	303	(11)
Shareholders' equity	5,359	5,055	5,033	(22)
Book value per share	32.95	31.16	31.03	(0.13)

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 7

The following table illustrates the effect of adopting ASU 2010-26 in the condensed consolidated statements of comprehensive operations:

	Three months ended September 30,
(In millions, except per share amounts)	2012	2011
		As Previously Reported	As Adjusted	Difference
Underwriting, acquisition and insurance expenses	$296	$260	$260	$0
Net income	111	19	19	0
Net income per share:
Basic	$0.69	$0.12	$0.12	$0.00
Diluted	0.68	0.12	0.12	0.00

	Nine months ended September 30,
	2012	2011
		As Previously Reported	As Adjusted	Difference
Underwriting, acquisition and insurance expenses	$857	$772	$775	$3
Net income	229	32	30	(2)
Net income per share:
Basic	$1.41	$0.20	$0.19	$(0.01)
Diluted	1.40	0.20	0.19	(0.01)

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

ASU 2011-05, Presentation of Comprehensive Income

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single, continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-12 defers the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The deferral of those changes allows the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income for all periods presented. The company adopted ASU 2011-12 and ASU 2011-05 during the first quarter of 2012, and they did not have a material impact on our company’s financial position, cash flows or results of operations.

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

We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company. See our 2011 Annual Report on Form 10-K, Item 8, Note 18, Segment Information, Page 136, for a description of revenue, income or loss before income taxes and identifiable assets for each of the five segments.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 8

Segment information is summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011
Revenues:
Commercial lines insurance
Commercial casualty	$197	$180	$569	$532
Commercial property	138	128	403	369
Commercial auto	108	100	315	292
Workers' compensation	89	78	255	235
Specialty packages	37	36	112	100
Surety and executive risk	28	26	82	76
Machinery and equipment	10	9	29	26
Commercial lines insurance premiums	607	557	1,765	1,630
Fee revenue	-	1	2	2
Total commercial lines insurance	607	558	1,767	1,632

Personal lines insurance
Personal auto	101	94	299	273
Homeowner	90	74	261	216
Other personal lines	28	25	82	74
Personal lines insurance premiums	219	193	642	563
Fee revenue	1	-	2	1
Total personal lines insurance	220	193	644	564

Excess and surplus lines insurance	25	19	68	51
Life insurance	39	44	131	125
Investment operations	142	128	424	470
Other	2	2	7	6
Total revenues	$1,035	$944	$3,041	$2,848

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$60	$(44)	$74	$(195)
Personal lines insurance	(12)	(38)	(89)	(183)
Excess and surplus lines insurance	(3)	2	(8)	1
Life insurance	-	(3)	(2)	(1)
Investment operations	121	107	362	409
Other	(14)	(13)	(44)	(44)
Total	$152	$11	$293	$(13)

Identifiable assets:	September 30,	December 31,
	2012	2011
Property casualty insurance	$2,294	$2,272
Life insurance	1,200	1,237
Investment operations	12,582	11,883
Other	403	243
Total	$16,479	$15,635

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 9

NOTE 3 – INVESTMENTS

The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our invested assets:

	Cost or
(In millions)	amortized	Gross unrealized		Fair
At September 30, 2012	cost	gains	losses	value
Fixed maturities:
States, municipalities and political subdivisions	$3,023	$265	$-	$3,288
Convertibles and bonds with warrants attached	31	-	-	31
United States government	7	1	-	8
Government-sponsored enterprises	116	-	-	116
Foreign government	3	-	-	3
Corporate securities	5,053	621	4	5,670
Subtotal	8,233	887	4	9,116
Equity securities:
Common equities	2,212	1,000	2	3,210
Preferred equities	103	36	-	139
Subtotal	2,315	1,036	2	3,349
Total	$10,548	$1,923	$6	$12,465

At December 31, 2011
Fixed maturities:
States, municipalities and political subdivisions	$3,006	$246	$-	$3,252
Convertibles and bonds with warrants attached	59	-	-	59
United States government	6	1	-	7
Government-sponsored enterprises	159	1	-	160
Foreign government	3	-	-	3
Corporate securities	4,851	465	18	5,298
Subtotal	8,084	713	18	8,779
Equity securities:
Common equities	2,088	801	35	2,854
Preferred equities	74	28	-	102
Subtotal	2,162	829	35	2,956
Total	$10,246	$1,542	$53	$11,735

The net unrealized investment gains in our fixed-maturity portfolio are primarily the result of the current low interest rate environment that increased the fair value of our fixed-maturity portfolio. Included in corporate fixed maturities are $27 million of AAA rated commercial mortgage-backed securities. The three largest net unrealized investment gains in our common stock portfolio are from Exxon Mobil Corporation (NYSE:XOM), The Procter & Gamble Company (NYSE:PG) and Chevron Corporation (NYSE:CVX), which had a combined net gain position of $300 million. At September 30, 2012, we had $31 million fair value of hybrid securities included in fixed maturities that follow Accounting Standards Codification (ASC) 815-15-25, Accounting for Certain Hybrid Financial Instruments. The hybrid securities are carried at fair value, and the changes in fair value are included in realized investment gains and losses. At September 30, 2012 and December 31, 2011, there were no other-than-temporary impairments included within accumulated other comprehensive income (AOCI).

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 10

The table below provides fair values and unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
(In millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At September 30, 2012	value	losses	value	losses	value	losses
Fixed maturities:
States, municipalities and political subdivisions	$18	$-	$-	$-	$18	$-
Government-sponsored enterprises	10	-	-	-	10	-
Corporate securities	74	2	31	2	105	4
Subtotal	102	2	31	2	133	4
Equity securities:
Common equities	41	2	-	-	41	2
Preferred equities	6	-	-	-	6	-
Subtotal	47	2	-	-	47	2
Total	$149	$4	$31	$2	$180	$6

At December 31, 2011
Fixed maturities:
States, municipalities and political subdivisions	$-	$-	$12	$-	$12	$-
United States government	1	-	-	-	1	-
Government-sponsored enterprises	10	-	-	-	10	-
Corporate securities	380	13	57	5	437	18
Subtotal	391	13	69	5	460	18
Equity securities:
Common equities	333	35	-	-	333	35
Preferred equities	5	-	19	-	24	-
Subtotal	338	35	19	-	357	35
Total	$729	$48	$88	$5	$817	$53

The following table provides realized investment gains and losses and the change in unrealized investment gains and losses and other items:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011
Realized investment gains and losses summary:
Fixed maturities:
Gross realized gains	$14	$2	$30	$9
Gross realized losses	-	-	-	-
Other-than-temporary impairments	-	(3)	-	(3)
Equity securities:
Gross realized gains	1	18	30	132
Gross realized losses	-	(17)	(1)	(35)
Other-than-temporary impairments	(2)	-	(32)	(30)
Securities with embedded derivatives	(4)	(4)	1	-
Other	1	2	1	4
Total	$10	$(2)	$29	$77

Change in unrealized gains and losses summary:
Fixed maturities	$110	$76	$188	$180
Equity securities	143	(379)	240	(278)
Adjustment to deferred acquisition costs and life policy reserves	(6)	(7)	(21)	(11)
Amortization of pension actuarial loss and prior service cost	2	1	5	3
Other	-	1	5	4
Income taxes on above	(88)	108	(147)	36
Total	$161	$(200)	$270	$(66)

During the three and nine months ended September 30, 2012 and 2011, there were no credit losses on fixed-maturity securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income.

During the quarter ended September 30, 2012, we other-than-temporarily impaired seven securities. At September 30, 2012, eight fixed-maturity investments with a total unrealized loss of $2 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. There were no equity investments in an unrealized loss position for 12 months or more as of September 30, 2012.

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

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 11

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

We conduct a thorough review of fair value hierarchy classifications on a quarterly basis. We primarily base fair value for investments in equity and fixed-maturity securities (including redeemable preferred stock and assets held in separate accounts) on quoted market prices or on prices from a nationally recognized pricing vendor, an outside resource that supplies global securities pricing, dividend, corporate action and descriptive information to support fund pricing, securities operations, research and portfolio management. The company obtains and reviews the pricing service’s valuation methodologies and related inputs and validates these prices by replicating a sample across each asset class using a discounted cash flow model. When a price is not available from these sources, as in the case of securities that are not publicly traded, we determine the fair value using various inputs including quotes from independent brokers. We have generally obtained and evaluated two nonbinding quotes from brokers; our investment professionals determine our best estimate of fair value. The fair value of investments not priced by a pricing vendor is less than 1 percent of the fair value of our total investment portfolio. Reclassification of certain financial instruments may occur when input observability changes. All reclassifications are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassification occurred.

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

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 12

Fair Value Disclosures for Assets

The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at September 30, 2012, and December 31, 2011. We do not have any material liabilities carried at fair value. There were no transfers between Level 1 and Level 2.

	Asset fair value measurements at September 30, 2012 using:
(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$-	$3,287	$1	$3,288
Convertibles and bonds with warrants attached	-	31	-	31
United States government	8	-	-	8
Government-sponsored enterprises	-	116	-	116
Foreign government	-	3	-	3
Corporate securities	-	5,666	4	5,670
Subtotal	8	9,103	5	9,116
Common equities, available for sale	3,210	-	-	3,210
Preferred equities, available for sale	-	132	7	139
Taxable fixed maturities separate accounts	-	676	-	676
Top Hat Savings Plan	9	-	-	9
Total	$3,227	$9,911	$12	$13,150

	Asset fair value measurements at December 31, 2011 using:
(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$-	$3,249	$3	$3,252
Convertibles and bonds with warrants attached	-	59	-	59
United States government	7	-	-	7
Government-sponsored enterprises	-	160	-	160
Foreign government	-	3	-	3
Corporate securities	-	5,280	18	5,298
Subtotal	7	8,751	21	8,779
Common equities, available for sale	2,854	-	-	2,854
Preferred equities, available for sale	-	98	4	102
Taxable fixed-maturities separate accounts	-	628	-	628
Top Hat Savings Plan	8	-	-	8
Total	$2,869	$9,477	$25	$12,371

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the following tables by security type with a summary of changes in fair value as of September 30, 2012. Total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value in the condensed consolidated balance sheets. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to us.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 13

The following tables provide the change in Level 3 assets for the three months ended September 30:

	Asset fair value measurements using significant unobservable inputs (Level 3)
(In millions)	Corporate fixed maturities	States, municipalities and political subdivisions fixed maturities	Preferred equities	Total
Beginning balance, June 30, 2012	$4	$2	$7	$13
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-	-
Included in other comprehensive income	-	-	-	-
Purchases	-	-	-	-
Sales	-	(1)	-	(1)
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Ending balance, September 30, 2012	$4	$1	$7	$12

Beginning balance, June 30, 2011	$15	$4	$7	$26
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-	-
Included in other comprehensive income	-	-	(1)	(1)
Purchases	8	-	-	8
Sales	-	(1)	-	(1)
Transfers into Level 3	7	-	-	7
Transfers out of Level 3	(8)	-	-	(8)
Ending balance, September 30, 2011	$22	$3	$6	$31

The following tables provide the change in Level 3 assets for the nine months ended September 30:

	Asset fair value measurements using significant unobservable inputs (Level 3)
(In millions)	Corporate fixed maturities	Taxable fixed maturities- separate accounts	States, municipalities and political subdivisions fixed maturities	Preferred equities	Total
Beginning balance, December 31, 2011	$18	$-	$3	$4	$25
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-	-	-
Included in other comprehensive income	3	-	-	2	5
Purchases	-	-	-	1	1
Sales	(4)	-	(2)	-	(6)
Transfers into Level 3	1	-	-	-	1
Transfers out of Level 3	(14)	-	-	-	(14)
Ending balance, September 30, 2012	$4	$-	$1	$7	$12

Beginning balance, December 31, 2010	$20	$2	$4	$5	$31
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-	-	-
Included in other comprehensive income	-	-	-	-	-
Purchases	15	-	-	-	15
Sales	-	-	(1)	-	(1)
Transfers into Level 3	7	-	-	1	8
Transfers out of Level 3	(20)	(2)	-	-	(22)
Ending balance, September 30, 2011	$22	$-	$3	$6	$31

With the exception of the Level 3 reconciliation table, additional disclosure for the Level 3 category is not material.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 14

Fair Value Disclosure for Assets and Liabilities Not Carried at Fair Value

The disclosures below are presented to provide timely information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

			Book value		Principal amount
(In millions)			September 30,	December 31,	September 30,	December 31,
Interest rate	Year of issue		2012	2011	2012	2011
6.900%	1998	Senior debentures, due 2028	$28	$28	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	371	371	374	374
		Total	$790	$790	$793	$793

The following table shows fair values of our note payable and long-term debt subject to fair value disclosure requirements:

	Note payable and long-term debt fair value disclosures at September 30, 2012 using:
(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Note payable	$-	$104	$-	$104
6.900% senior debentures, due 2028	-	33	-	33
6.920% senior debentures, due 2028	-	472	-	472
6.125% senior notes, due 2034	-	425	-	425
Total	$-	$1,034	$-	$1,034

Fair value of the note payable is determined based upon the outstanding balance at September 30, 2012, because it is short term and tied to a variable interest rate. The note payable was classified as Level 2 as a market does not exist.

The fair value of our long-term debt approximated $814 million at year-end 2011. Fair value was determined under the fair value measurements and disclosure accounting rules based on market pricing of similar debt instruments that are actively trading. We determine fair value for our debt the same way that corporate fixed maturities are valued in our investment portfolio. Fair value can vary with macroeconomic conditions. Regardless of the fluctuations in fair value, the outstanding principal amount of our long-term debt is $793 million. None of the long-term debt is encumbered by rating triggers.

The following table shows the fair value of our life policy loans, included in other invested assets, subject to fair value disclosure requirements:

	Life insurance assets fair value disclosures at September 30, 2012 using:
(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Life policy loans	$-	$-	$49	$49

The fair value of life policy loans outstanding principal and interest approximated $43 million at December 31, 2011. Outstanding principal and interest for these life policy loans was $37 million at September 30, 2012, and December 31, 2011. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates as nonperformance risk is minimal; and (2) the loan repayment rate by which policyholders pay off their loan balances is in line with past experience.

The following table shows fair values of our deferred annuities and structured settlements, included in life policy and investment contract reserves, subject to fair value disclosure requirements:

	Life insurance liabilities fair value disclosures at September 30, 2012 using:
(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Deferred annuities	$-	$-	$884	$884
Structured settlements	-	234	-	234
Total	$-	$234	$884	$1,118

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 15

The fair values for deferred annuities and structured settlements were $794 million and $208 million, respectively, at December 31, 2011. Recorded reserves for the deferred annuities and structured settlements were $1.046 billion and $1.025 billion at September 30, 2012, and December 31, 2011, respectively.

Fair values for deferred annuities are calculated based upon internally developed models because active, observable markets do not exist for those items. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at September 30, 2012, to account for nonperformance risk; (2) the rate of interest credited to policyholders is the portfolio net earned interest rate less a spread for expenses and profit; and (3) additional lapses occur when the credited interest rate is exceeded by an assumed competitor credited rate, which is a function of the risk-free rate of the economic scenario being modeled.

Determination of fair value for structured settlements assumes the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at September 30, 2012, to account for nonperformance risk.

NOTE 5 – PROPERTY CASUALTY LOSS AND LOSS EXPENSES

This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011
Gross loss and loss expense reserves, beginning of period	$4,337	$4,479	$4,280	$4,137
Less reinsurance receivable	332	508	375	326
Net loss and loss expense reserves, beginning of period	4,005	3,971	3,905	3,811
Net incurred loss and loss expenses related to:
Current accident year	611	675	1,991	2,115
Prior accident years	(86)	(68)	(287)	(221)
Total incurred	525	607	1,704	1,894
Net paid loss and loss expenses related to:
Current accident year	364	360	778	878
Prior accident years	229	205	894	814
Total paid	593	565	1,672	1,692

Net loss and loss expense reserves, end of period	3,937	4,013	3,937	4,013
Plus reinsurance receivable	343	450	343	450
Gross loss and loss expense reserves, end of period	$4,280	$4,463	$4,280	$4,463

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial management that is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends, that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $64 million at September 30, 2012, and $58 million at September 30, 2011, for certain life and health loss and loss expense reserves.

For the three months ended September 30, 2012, we experienced $86 million of favorable development on prior accident years. There was $12 million from favorable development of catastrophe losses compared with $3 million of adverse development of catastrophe losses that occurred for the three months ended September 30, 2011. Overall favorable development for commercial lines reserves illustrated the potential for revisions inherent in estimating reserves, especially for long-tailed lines such as commercial casualty and workers’ compensation. We recognized favorable reserve development on net loss and loss expenses of $25 million for the commercial casualty line and favorable development on net loss and loss expenses of $23 million for the workers’ compensation line, due to reduced uncertainty of prior accident years loss and loss adjustment expense for these lines.

For the nine months ended September 30, 2012, we experienced $287 million of favorable development on prior accident years. There was $39 million from favorable development of catastrophe losses compared with $2 million of adverse development that occurred for the nine months ended September 30, 2011. We recognized favorable reserve development on net loss and loss expenses of $130 million for the commercial casualty line and favorable development on net loss and loss expenses of $50 million for the workers’ compensation line, due to reduced uncertainty of prior accident years loss and loss adjustment expense for these lines.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 16

NOTE 6 – DEFERRED ACQUISITION COSTS

The expenses associated with issuing insurance policies – primarily commissions, premium taxes and underwriting costs – are deferred and amortized over the terms of the policies. We update our acquisition cost assumptions periodically to reflect actual experience, and we evaluate our deferred acquisition costs for recoverability. All acquisition costs reflect the adoption of ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which we adopted on January 1, 2012. The table below shows the deferred policy acquisition costs and asset reconciliation, including the amortized deferred policy acquisition costs.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011
Deferred policy acquisition costs asset at beginning of period	$484	$479	$477	$458
Capitalized deferred policy acquisition costs	192	168	554	500
Amortized deferred policy acquisition costs	(180)	(164)	(517)	(470)
Amortized shadow deferred policy acquisition costs	(5)	(4)	(23)	(9)
Deferred policy acquisition costs asset at end of period	$491	$479	$491	$479

No premium deficiencies were recorded in the condensed consolidated statements of comprehensive operations, as the sum of the anticipated loss and loss adjustment expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

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

	September 30,	December 31,
(In millions)	2012	2011
Ordinary/traditional life	$736	$691
Universal life	486	481
Deferred annuities	851	827
Structured settlements	195	198
Other	17	17
Total gross reserves	$2,285	$2,214

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

Our condensed consolidated statements of comprehensive operations include earned consolidated property casualty insurance premiums on assumed and ceded business:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011
Direct earned premiums	$898	$817	$2,605	$2,404
Assumed earned premiums	1	3	7	10
Ceded earned premiums	(48)	(51)	(137)	(170)
Net earned premiums	$851	$769	$2,475	$2,244

The decrease in ceded earned premiums for 2012 compared with 2011 is related to earned reinstatement premiums as a result of higher in catastrophe losses in the second quarter of 2011.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 17

Our condensed consolidated statements of comprehensive operations include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011
Direct incurred loss and loss expenses	$562	$649	$1,745	$2,157
Assumed incurred loss and loss expenses	(3)	8	3	28
Ceded incurred loss and loss expenses	(34)	(50)	(44)	(291)
Net incurred loss and loss expenses	$525	$607	$1,704	$1,894

The decrease in ceded loss and loss expenses for 2012 compared with 2011 is related to the higher catastrophe losses in the second and third quarters of 2011.

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

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011
Direct earned premiums	$52	$57	$170	$162
Assumed earned premiums	-	-	-	-
Ceded earned premiums	(14)	(14)	(40)	(39)
Net earned premiums	$38	$43	$130	$123

Our condensed consolidated statements of comprehensive operations include life insurance contract holders’ benefits incurred on ceded business:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011
Direct contract holders' benefits incurred	$62	$58	$172	$167
Assumed contract holders' benefits incurred	-	-	-	-
Ceded contract holders' benefits incurred	(16)	(9)	(36)	(29)
Net incurred loss and loss expenses	$46	$49	$136	$138

NOTE 9 – NET INCOME PER COMMON SHARE

Basic earnings per share are computed based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding.

The table shows calculations for basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions except share data in thousands)	2012	2011	2012	2011
Numerator:
Net income—basic and diluted	$111	$19	$229	$30

Denominator:
Weighted-average common shares outstanding	162,555	162,538	162,419	162,848
Effect of stock-based awards:
Nonvested shares	739	542	647	522
Stock options	563	6	441	95
Adjusted weighted-average shares	163,857	163,086	163,507	163,465

Earnings per share:
Basic	$0.69	$0.12	$1.41	$0.19
Diluted	0.68	0.12	1.40	0.19

Number of anti-dilutive stock-based awards	5,045	8,590	6,000	7,790

The current sources of dilution of our common shares are certain equity-based awards as discussed in our 2011 Annual Report on Form 10-K, Item 8, Note 17, Stock-Based Associate Compensation Plans, Page 134. The above table shows the number of anti-dilutive stock-based awards for the three and nine months ended September 30, 2012 and 2011. We did not include these stock-based awards in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 18

NOTE 10 – EMPLOYEE RETIREMENT BENEFITS

The following summarizes the components of net periodic costs for our qualified and supplemental pension plans:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011
Service cost	$3	$3	$9	$8
Interest cost	4	4	11	11
Expected return on plan assets	(4)	(4)	(12)	(12)
Amortization of actuarial loss and prior service cost	2	1	5	3
Net periodic benefit cost	$5	$4	$13	$10

See our 2011 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 130, for information on our retirement benefits. We made matching contributions of $2 million to our 401(k) and Top Hat savings plans during both the third quarter of 2012 and 2011 and contributions of $7 million and $6 million for the first nine months of 2012 and 2011, respectively.

We contributed $14 million to our qualified pension plan during the third quarter of 2012. We do not anticipate further contributions to our qualified pension plan during the remainder of 2012.

NOTE 11 – STOCK-BASED COMPENSATION PLANS

Four equity compensation plans currently permit us to grant various types of equity awards. We currently grant incentive stock options, nonqualified stock options, service-based restricted stock units and performance-based restricted stock units, including some with market-based performance objectives, under our shareholder-approved plans to associates. We also have a Holiday Stock Plan that permits annual awards of one share of common stock to each full-time associate for each full calendar year of service up to a maximum of 10 shares. One of our equity compensation plans permits us to grant stock to our outside directors as a component of their annual compensation. For additional information about our equity compensation plans, see our 2011 Annual Report on Form 10-K, Item 8, Note 17, Stock-Based Associate Compensation Plans, Page 134.

A total of 17.3 million shares are authorized to be granted under the shareholder-approved plans. At September 30, 2012, 9.3 million shares were available for future issuance under the plans.

Stock-Based Awards

Stock-based awards were granted to associates during 2012 and are summarized in the tables below. Stock-based compensation cost after tax was $3 million and $2 million for the three months ended September 30, 2012 and 2011, and $8 million and $7 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, $23 million of unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted-average period of 2.0 years.

Here is a summary of option information:

(Shares in thousands)	Shares	Weighted- average exercise price
Outstanding at January 1, 2012	9,357	$36.71
Granted	536	35.63
Exercised	(400)	30.82
Forfeited or expired	(1,200)	35.62
Outstanding at September 30, 2012	8,293	37.09

Here is a summary of restricted stock unit information:

(Shares in thousands)	Service-based shares	Weighted average grant date fair value	Performance-based shares	Weighted average grant date fair value
Nonvested at January 1, 2012	563	$26.05	156	$25.86
Granted	403	31.14	110	34.89
Vested	(5)	27.41	(53)	22.88
Forfeited or canceled	(23)	27.84	(4)	30.98
Nonvested at September 30, 2012	938	28.18	209	31.26

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 19

NOTE 12 – INCOME TAXES

As of September 30, 2012, and December 31, 2011, we had no liability for unrecognized tax benefits. Details about our liability for unrecognized tax benefits are found in our 2011 Annual Report on Form 10-K, Item 8, Note 11, Income Taxes, Pages 129 and 130.

The differences between the 35 percent statutory income tax rate and our effective income tax rate were as follows:

	Three months ended September 30,				Nine months ended September 30,
(Dollars in millions)	2012		2011		2012		2011
Tax at statutory rate	$53	35.0%	$4	35.0%	$103	35.0%	$(5)	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(8)	(5.3)	(9)	(81.8)	(25)	(8.5)	(26)	200.0
Dividend received exclusion	(6)	(4.0)	(5)	(45.5)	(17)	(5.8)	(15)	115.4
Other	2	1.3	2	19.6	3	1.1	3	(19.6)
Provision (benefit) for income taxes	$41	27.0%	$(8)	(72.7)%	$64	21.8%	$(43)	330.8%

The changes in our effective tax rates were primarily due to changes in pretax income from underwriting results and realized investment gains and losses.

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

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 20

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

Factors that could cause or contribute to such differences include, but are not limited to:

•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes
•	Increased frequency and/or severity of claims

•	Inadequate estimates or assumptions used for critical accounting estimates
•	Recession or other economic conditions resulting in lower demand for insurance products or increased payment delinquencies
•	Declines in overall stock market values negatively affecting the company’s equity portfolio and book value
•	Events resulting in capital market or credit market uncertainty, followed by prolonged periods of economic instability or recession, that lead to:
o	Significant or prolonged decline in the value of a particular security or group of securities and impairment of the asset(s)
o	Significant decline in investment income due to reduced or eliminated dividend payouts from a particular security or group of securities
o	Significant rise in losses from surety and director and officer policies written for financial institutions or other insured entities
•	Prolonged low interest rate environment or other factors that limit the company’s ability to generate growth in investment income or interest rate fluctuations that result in declining values of fixed-maturity investments, including declines in accounts in which we hold bank-owned life insurance contract assets
•	Increased competition that could result in a significant reduction in the company’s premium volume
•	Delays or performance inadequacies from ongoing development and implementation of underwriting and pricing methods or technology projects and enhancements expected to increase our pricing accuracy, underwriting profit and competitiveness
•	Changing consumer insurance-buying habits and consolidation of independent insurance agencies that could alter our competitive advantages
•	Inability to obtain adequate reinsurance on acceptable terms, amount of reinsurance purchased, financial strength of reinsurers and the potential for nonpayment or delay in payment by reinsurers
•	Difficulties with technology or data security breaches, including cyber attacks, that could negatively affect our ability to conduct business and our relationships with agents, policyholders and others

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 21

•	Inability to defer policy acquisition costs for any business segment if pricing and loss trends would lead management to conclude that segment could not achieve sustainable profitability
•	Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:
o	Downgrades of the company’s financial strength ratings
o	Concerns that doing business with the company is too difficult
o	Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace
•	Actions of insurance departments, state attorneys general or other regulatory agencies, including a change to a federal system of regulation from a state-based system, that:
o	Impose new obligations on us that increase our expenses or change the assumptions underlying our critical accounting estimates
o	Place the insurance industry under greater regulatory scrutiny or result in new statutes, rules and regulations
o	Restrict our ability to exit or reduce writings of unprofitable coverages or lines of business
o	Add assessments for guaranty funds, other insurance related assessments or mandatory reinsurance arrangements; or that impair our ability to recover such assessments through future surcharges or other rate changes
o	Increase our provision for federal income taxes due to changes in tax law
o	Increase our other expenses
o	Limit our ability to set fair, adequate and reasonable rates
o	Place us at a disadvantage in the marketplace
o	Restrict our ability to execute our business model, including the way we compensate agents
•	Adverse outcomes from litigation or administrative proceedings
•	Events or actions, including unauthorized intentional circumvention of controls, that reduce the company’s future ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002
•	Unforeseen departure of certain executive officers or other key employees due to retirement, health or other causes that could interrupt progress toward important strategic goals or diminish the effectiveness of certain longstanding relationships with insurance agents and others
•	Events, such as an epidemic, natural catastrophe or terrorism, that could hamper our ability to assemble our workforce at our headquarters location

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

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 22

Introduction

Corporate Financial Highlights

Statements of Comprehensive Operations and Per Share Data

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions except share data in thousands)	2012	2011	Change %	2012	2011	Change %
Statement of operations data
Earned premiums	$889	$812	9	$2,605	$2,367	10
Investment income, net of expenses (pretax)	132	130	2	395	393	1
Realized investment gains and losses (pretax)	10	(2)	nm	29	77	(62)
Total revenues	1,035	944	10	3,041	2,848	7
Net income	111	19	484	229	30	663
Comprehensive income (loss)	272	(181)	nm	499	(36)	nm
Per share data
Net income - diluted	$0.68	$0.12	467	$1.40	$0.19	637
Cash dividends declared	0.4075	0.4025	1	1.2125	1.2025	1

Weighted average shares outstanding	163,857	163,086	0	163,507	163,465	0

Revenues rose for the third quarter and the first nine months of 2012 compared with the same periods of 2011, primarily due to growth in earned premiums. Premium and investment revenue trends are discussed further in the respective sections of Results of Operations, beginning on Page 29

Realized investment gains and losses are recognized on the sales of investments or as otherwise required by GAAP. We have substantial discretion in the timing of investment sales, and that timing generally is independent of the insurance underwriting process. GAAP also requires us to recognize in net income the gains or losses from certain changes in fair values of securities even though we continue to hold the securities.

Net income for the third quarter of 2012 compared with the same quarter of 2011 increased $92 million, primarily due to stronger property casualty underwriting income that rose $81 million after taxes. Lower catastrophe losses, mostly weather related, reduced net-of-taxes property casualty underwriting results by $16 million less than the third quarter of 2011, in addition to much-improved property casualty underwriting results before catastrophes. After-tax investment income in our investment segment results for the third quarter of 2012 rose $2 million compared with the third quarter of 2011, while life insurance segment results on a pretax basis rose by $3 million. Third-quarter 2012 after-tax net realized investment gains and losses were $7 million higher than a year earlier.

For the nine-month period ended September 30, 2012, net income increased compared with the same period of 2011, also primarily due to higher property casualty underwriting results that rose $230 million after taxes, including $78 million from lower catastrophe losses. After-tax investment income rose by $3 million while after-tax net realized investment gains and losses were $31 million lower. Life insurance segment results on a pretax basis were $1 million lower.

Performance by segment is discussed below in Results of Operations, beginning on Page 29. As discussed in our 2011 Annual Report on Form 10-K, Item 7, Factors Influencing Our Future Performance, Page 41, there are several reasons that our performance during 2012 may be below our long-term targets. In that annual report, as part of Results of Operations, we also discussed the full-year 2012 outlook for each reporting segment.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2011, the company had increased the indicated annual cash dividend rate for 51 consecutive years, a record we believe was matched by only nine other publicly traded companies. In August 2012, the board of directors increased the fourth quarter dividend to 40.75 cents per share, and the payment of that dividend in mid-October resulted in our 52nd consecutive year of increasing cash dividends. During the first nine months of 2012, cash dividends declared by the company increased approximately 1 percent compared with the same period of 2011. Our board regularly evaluates relevant factors in share repurchase- and dividend-related decisions. The 2012 dividend increase signaled management’s and the board’s confidence in our strong capital, liquidity and financial flexibility, as well as progress through our initiatives to improve earnings performance.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 23

Balance Sheet Data and Performance Measures

	At September 30,	At December 31,
(Dollars in millions except share data)	2012	2011
Balance sheet data
Invested assets	$12,533	$11,801
Total assets	16,479	15,635
Short-term debt	104	104
Long-term debt	790	790
Shareholders' equity	5,359	5,033
Book value per share	32.95	31.03
Debt-to-total-capital ratio	14.3%	15.1%

Total assets at September 30, 2012, increased 5 percent compared with year-end 2011, largely due to growth in invested assets that was driven by higher market valuation and to a lesser extent by additional purchases of securities. Shareholders’ equity rose 6 percent and book value per share was up 6 percent during the first nine months of 2012. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders’ equity) decreased compared with year-end 2011. The value creation ratio, a non-GAAP measure defined below, improved for the first nine months of 2012 compared with 2011, reflecting higher unrealized investment gains and net income. The $1.92 increase in book value per share during the first nine months of 2012 contributed 6.2 percentage points to the value creation ratio while dividends declared at $1.2125 per share during the first nine months of 2012 contributed 3.9 points. Value creation ratio trends and a reconciliation of the non-GAAP measure to comparable GAAP measures are shown in the tables below.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Performance measure
Value creation ratio	5.4%	(3.5)%	10.1%	(0.6)%

	Three months ended September 30,		Nine months ended September 30,
(Dollars are per share)	2012	2011	2012	2011
Value creation ratio
End of period book value	$32.95	$29.41	$32.95	$29.41
Less beginning of period book value	31.66	30.88	31.03	30.79
Change in book value	$1.29	$(1.47)	$1.92	$(1.38)

Change in book value
Net income (loss) before realized gains (losses)	$0.65	$0.13	$1.29	$(0.11)
Change in realized and unrealized gains, fixed-income portfolio	0.48	0.29	0.88	0.75
Change in realized and unrealized gains (losses), equity portfolio	0.56	(1.52)	0.94	(0.85)
Dividend declared to shareholders	(0.41)	(0.40)	(1.21)	(1.20)
Other	0.01	0.03	0.02	0.03
Total change in book value	$1.29	$(1.47)	$1.92	$(1.38)

Contribution to value creation ratio from change in book value	4.1%	(4.8)%	6.2%	(4.5)%
Contribution to value creation ratio from dividends declared to shareholders	1.3	1.3	3.9	3.9
Value creation ratio	5.4%	(3.5)%	10.1%	(0.6)%

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

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 24

Performance Drivers

When looking at our long-term objectives, we see three performance drivers:

•	Premium growth – We believe over any five-year period our agency relationships and initiatives can lead to a property casualty written premium growth rate that exceeds the industry average. For the first nine months of 2012, year-over-year growth of our total property casualty net written premiums was 13 percent. Our nine-month growth rate compares favorably with the 4 percent reported for the industry for the first six months of 2012. Our premium growth initiatives are discussed below in Highlights of Our Strategies and Supporting Initiatives.

•	Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95 percent to 100 percent. For the first nine months of 2012, our GAAP combined ratio was 101.1 percent and our statutory combined ratio was 100.0 percent, both including 13.9 percentage points of current accident year catastrophe losses partially offset by 11.6 percentage points of favorable loss reserve development on prior accident years. Our nine-month statutory combined ratio of 100.0 percent was lower than the property casualty industry’s reported first-half 2012 statutory combined ratio of 101.0 percent.

•	Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index. For the first nine months of 2012, pretax investment income was $395 million, up 1 percent compared with the same period in 2011. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Highlights of Our Strategy and Supporting Initiatives

Management has identified a strategy that can lead to long-term success, with concurrence by the board of directors. Our strategy is intended to position us to compete successfully in the markets we have targeted while appropriately managing risk. Further description of our long-term, proven strategy can be found in our 2011 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 3. We believe successful implementation of initiatives that support our strategy, summarized below, will help us better serve our agent customers and reduce variability in our financial results while we also grow earnings and book value over the long term, successfully navigating challenging economic, market or industry pricing cycles.

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

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 25

During the third quarter of 2012, our second generation workers’ compensation predictive model was deployed to our underwriters for new business and renewal policy processing. Once further integration with our policy administration systems is complete, all of our commercial lines predictive models will operate on the same platform. Additional integration should enhance the ability of underwriters to target profitability and to discuss pricing impacts with agency personnel.

In late 2011, we developed tools to improve pricing precision for small business policies written through our new product known as CinciPakTM. During the first nine months of 2012, we implemented these tools for underwriters’ use in four states. We plan to implement them in four more states by the end of 2012 and in 14 additional states in 2013.

For our personal lines business, we have continued to enhance our pricing model attributes and expand our pricing points to add more precision during 2012. These enhancements should help us continue to be competitive on the most desirable business and to adapt more rapidly to changes in market conditions. During the first half of 2012, we completed rate proposals based on our most recent modeled results for both our homeowner and personal auto lines of business. Rate changes based on the homeowner proposals were filed in the majority of our states with effective dates in the fourth quarter of 2012. Personal auto rate changes are targeted to be effective during the first half of 2013. Progress during the third quarter included regulatory approval of homeowner rate changes in 16 states with effective dates in the fourth quarter and five additional states with effective dates in the first quarter of 2013. We also began the filing process requesting regulatory approval for the personal auto rate changes targeted for 2013.

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

Continued development for additional coverages in our e-CLAS® CPP commercial lines policy administration system is expected to facilitate important internal process improvement initiatives. Progress during the second quarter included completion of requirements for these coverages and initiation of their development. Delivery of the first iteration to 10 states is expected by the end of 2012, followed by additional states in 2013. During the third quarter of 2012, we launched this system in two additional states, the 35th and 36th in our 39-state operating territory for commercial lines.

For our personal lines business, in 2012 we completed development of business rules and parameters to allow future processing of some policies without intervention by an underwriter, for risks that meet qualifying underwriting criteria. The objective is to streamline processing for our agents and associates, permitting more time for risks that need additional service or attention while also reducing internal costs. During the first half of 2012, we completed a pilot project in several states for processing new business and endorsement transactions in this manner. Progress during the third quarter included expansion to all states as we continue to fine-tune the process. Similar processing for personal lines policy renewal transactions is planned for 2013.

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

In addition, we expect these initiatives to contribute to our rank as the No. 1 or No. 2 carrier based on premium volume in agencies that have represented us for at least five years. In 2011, we again earned that rank in nearly 75 percent of the agencies that have represented Cincinnati Insurance for more than five years, based on 2011 premiums.

Drive Premium Growth

Primary initiatives to drive premium growth include:

•	Expansion of our marketing capabilities – We continue to enhance our generalist approach to allow our appointed agencies to better compete in the marketplace by providing services agents’ clients want and need. Expansion initiatives include adding field associates for additional agency support in targeted areas, entering new states of operation for personal lines and further developing our targeted marketing activities.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 26

During the first nine months of 2012, we placed two new personal lines field marketing representatives to provide service to additional agencies located in the Northeast and Mid-Atlantic areas, for a total of 10 across our personal lines operating territory.

For our excess and surplus lines operation, we have been approved as a nonadmitted carrier and brokerage in Delaware and Rhode Island. During the first nine months of 2012, we expanded our field underwriting presence and now have 10 field underwriting territories. We also introduced a new quick-issue offering for special event policies and began more broadly marketing our expertise in large accounts.

Expansion of our personal lines operation is planned for additional states where we currently offer commercial lines products but do not offer personal lines products. We entered the state of New York for personal lines during the first quarter of 2012 and entered the state of Oregon during the third quarter. We plan to expand personal lines operations to one additional state in the first half of 2013.

We also continue to develop and coordinate targeted marketing, including cross-selling opportunities, through our Target Markets department. This area focuses on commercial product development, including identification and promotional support for promising classes of business. We offered nine target markets programs to our agencies by the end of 2011. During the first nine months of 2012, we completed two of the four additional target market programs we plan to launch by the end of the year. We also rolled out additional coverage forms for our existing programs.

•	New agency appointments – We continue to appoint new agencies to develop additional points of distribution, focusing on areas where our market share is less than 1 percent while also considering economic and catastrophe risk factors. In 2012, we are targeting approximately 130 new appointments of independent agencies. During the first nine months of 2012, we appointed 122 agencies that write in aggregate approximately $2 billion in property casualty business annually with various insurance carriers for an average of nearly $16 million per agency. As of September 30, 2012, a total of 1,401 agency relationships market our standard market insurance products from 1,745 reporting locations.

We seek to build a close, long-term relationship with each agency we appoint. We carefully evaluate the marketing reach of each new appointment to ensure the territory can support both current and new agencies. During April 2012, we staffed two new marketing territories for commercial lines. Our 127 commercial lines field marketing territories are staffed by marketing representatives averaging nearly 20 years of industry experience and nearly 10 years as a Cincinnati Insurance field marketing representative. The team of field associates in each territory works together with headquarters support associates to form our agent-centered business model, providing local expertise, helping us better understand the accounts we underwrite and creating marketing advantages for our agents. We help our agents grow their business by attracting more clients in their communities through unique Cincinnati-style service, and generally have earned a 10 percent share of an agency’s business within 10 years of its appointment.

We measure the overall success of our strategy to drive premium growth primarily through changes in net written premiums, as discussed in the Performance Drivers section above. In addition to tracking our progress toward our year-end 2015 direct written premiums target, we believe we can grow faster than the industry average over any five-year period.

Financial Strength

An important part of our long-term strategy is financial strength, which is described in our 2011 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Financial Strength, Page 5. One aspect of our financial strength is prudent use of reinsurance to help manage financial performance variability due to catastrophe loss experience. A description of how we use reinsurance is included in our 2011 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, 2012 Reinsurance Programs, Page 98. Another aspect is our investment portfolios, which remain well-diversified as discussed in Item 3, Quantitative and Qualitative Disclosures about Market Risk, Page 52. We continue to maintain strong parent company liquidity and financial strength that increases our flexibility through all periods to maintain our cash dividend and to continue to invest in and expand our insurance operations. At September 30, 2012, we held $1.216 billion of our cash and invested assets at the parent company level, of which $972 million, or 79.9 percent, was invested in common stocks, and $128 million, or 10.5 percent, was cash or cash equivalents. Our debt-to-total-capital ratio at 14.3 percent remains well below our target limit of 20 percent. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 0.9-to-1 for the 12 months ended September 30, 2012, up from 0.8-to-1 at year-end 2011.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 27

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

As of October 24, 2012, all of our insurance subsidiaries continue to be highly rated for financial strength.

Insurer Financial Strength Ratings
Rating Agency	Standard Market Property Casualty Insurance Subsidiary			Life Insurance Subsidiary			Excess and Surplus Insurance Subsidiary			Date of Most Recent Affirmation or Action
			Rating Tier			Rating Tier			Rating Tier
A. M. Best Co.	A+	Superior	2 of 16	A	Excellent	3 of 16	A	Excellent	3 of 16	Stable outlook (12/23/11)
Fitch Ratings	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable outlook (5/3/12)
Moody's Investors Service	A1	Good	5 of 21	-	-	-	-	-	-	Negative outlook (10/21/11)
Standard & Poor's Ratings Services	A	Strong	6 of 21	A	Strong	6 of 21	-	-	-	Stable outlook (7/30/12)

On July 30, 2012, Standard & Poor’s Ratings Services affirmed our ratings that it had assigned in August 2011, continuing its stable outlook. S&P said its rating was based on our strong competitive position, which is reinforced by a loyal and productive agency force and a low-cost infrastructure. S&P also cited our very strong capitalization and high degree of financial flexibility. S&P noted that our strengths are partially offset by deteriorating property casualty underwriting results due to weather-related losses, and earnings volatility stemming from regional concentration and low reinsurance utilization.

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

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 28

Results of Operations

Consolidated results reflect the operating results of each of our five segments along with the parent company and other activities reported as “Other.” The five segments are:

•	Commercial lines property casualty insurance
•	Personal lines property casualty insurance
•	Excess and surplus lines property casualty insurance
•	Life insurance
•	Investments

We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company. See Item 1, Note 12, Segment Information, Page 20, for discussion of the calculations of segment data. Results of operations for each of the five segments are discussed below.

Consolidated Property Casualty Insurance Results of Operations

Consolidated property casualty insurance results include premiums and expenses for our standard market insurance (commercial lines and personal lines segments) as well as our surplus lines operations.

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2012	2011	Change %	2012	2011	Change %
Earned premiums	$851	$769	11	$2,475	$2,244	10
Fee revenues	1	1	0	4	3	33
Total revenues	852	770	11	2,479	2,247	10

Loss and loss expenses from:
Current accident year before catastrophe losses	531	587	(10)	1,648	1,697	(3)
Current accident year catastrophe losses	80	90	(11)	343	422	(19)
Prior accident years before catastrophe losses	(74)	(71)	(4)	(248)	(223)	(11)
Prior accident years catastrophe losses	(12)	3	nm	(39)	2	nm
Total loss and loss expenses	525	609	(14)	1,704	1,898	(10)
Underwriting expenses	282	241	17	798	726	10
Underwriting profit (loss)	$45	$(80)	nm	$(23)	$(377)	94

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	62.3%	76.3%	(14.0)	66.6%	75.6%	(9.0)
Current accident year catastrophe losses	9.4	11.6	(2.2)	13.9	18.8	(4.9)
Prior accident years before catastrophe losses	(8.6)	(9.2)	0.6	(10.0)	(9.9)	(0.1)
Prior accident years catastrophe losses	(1.4)	0.4	(1.8)	(1.6)	0.1	(1.7)
Total loss and loss expenses	61.7	79.1	(17.4)	68.9	84.6	(15.7)
Underwriting expenses	33.1	31.5	1.6	32.2	32.4	(0.2)
Combined ratio	94.8%	110.6%	(15.8)	101.1%	117.0%	(15.9)

Combined ratio:	94.8%	110.6%	(15.8)	101.1%	117.0%	(15.9)
Contribution from catastrophe losses and prior years reserve development	(0.6)	2.8	(3.4)	2.3	9.0	(6.7)
Combined ratio before catastrophe losses and prior years reserve development	95.4%	107.8%	(12.4)	98.8%	108.0%	(9.2)

Our consolidated property casualty insurance operations generated an underwriting profit of $45 million for the third quarter and an underwriting loss of $23 million for the nine months ended September 30, 2012, compared with underwriting losses of $80 million and $377 million for the three and nine months ended September 30, 2011. The primary causes of the improved underwriting results were improving trends in pricing relative to loss costs and lower losses from natural catastrophes. We believe the favorable trends for loss experience before catastrophes are in part due to our initiatives to improve pricing precision and loss experience related to claims and loss control practices. Details of property casualty insurance results are discussed below, including our commercial lines, personal lines and excess and surplus lines segments.

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

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 29

The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, improved the combined ratio by 11.6 percentage points in the first nine months of 2012, compared with 9.8 percentage points in the same period of 2011. On a before-catastrophe losses basis, net favorable development on prior accident year reserves for the first nine months of 2012 rose 0.1 percentage points. Net favorable development for the first nine months of 2012 is discussed in further detail in results of operations by property casualty insurance segment, beginning on Page 34.

Our consolidated property casualty combined ratio for the third quarter improved 15.8 percentage points, and for the first nine months of 2012 it improved 15.9 points, both compared with the same periods of 2011. In addition to ratios for catastrophe losses that were 4.0 and 6.6 percentage points lower, the loss and loss expenses ratios before catastrophe losses were 13.4 and 9.1 points lower, together accounting for most of the improvement.

The ratio for current accident year loss and loss expenses before catastrophe losses improved. The 66.6 percent ratio for the first nine months of 2012 improved 9.0 percentage points compared with the 75.6 percent accident year 2011 ratio measured as of September 30, 2011, in part reflecting recent-year initiatives to improve pricing precision and loss experience related to claims and loss control practices along with improving market conditions. Lower new large losses incurred, shown on the table, Consolidated Property Casualty Insurance Losses by Size, on Page 33, decreased the 2012 ratio by 2.3 percentage points and were partly responsible for the ratio’s improvement. The effect of $42 million of ceded premiums in 2011 to reinstate coverage layers of our property catastrophe reinsurance treaty increased the 2011 ratio by 1.4 percentage points. We believe the remaining reduction of 5.3 percentage points in 2012 is largely due to initiatives to improve pricing precision and loss experience related to claims and loss control practices, somewhat offset by normal loss cost inflation.

The underwriting expense ratio rose for the third quarter of 2012 compared with the third quarter of 2011, primarily due to higher agency profit-sharing commissions and higher costs for various assigned risk insurance pools. The ratio improved slightly for the first nine months of 2012 compared with the same period a year ago, primarily due to higher earned premiums. The 2011 ratios also had the benefit of a reduction in previously estimated costs related to first-quarter 2010 provisions for matters involving prior years and related to Note 13, Commitments and Contingent Liabilities, Page 19.

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2012	2011	Change %	2012	2011	Change %
Agency renewal written premiums	$807	$730	11	$2,367	$2,155	10
Agency new business written premiums	130	115	13	369	334	10
Other written premiums	(38)	(54)	30	(91)	(151)	40
Net written premiums	899	791	14	2,645	2,338	13
Unearned premium change	(48)	(22)	(118)	(170)	(94)	(81)
Earned premiums	$851	$769	11	$2,475	$2,244	10

The trends in net written premiums and earned premiums summarized in the table above largely reflect the effects of our premium growth strategies, better pricing and the unfavorable effect on 2011 premiums of additional ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty. Reinsurance reinstatement premiums lowered 2012 net written and earned premiums by $2 million during the third quarter and $3 million for the first nine months, compared with 2011 reductions of $4 million for the third quarter and $42 million for the first nine months.

Consolidated property casualty net written premiums for the three and nine months ended September 30, 2012, grew $108 million and $307 million compared with the same periods of 2011. Premiums ceded to reinstate coverage layers of our property catastrophe reinsurance treaty lowered net written and earned premiums $39 million more during the first nine months of 2011, compared with the first nine months of 2012. On a percentage basis, that difference in reinsurance reinstatement premiums accounted for 2 percentage points of growth for net written premiums and earned premiums for the nine months ended September 30, 2012, while the effect for the third quarter was immaterial. Each of our property casualty segments grew during the third quarter and first nine months of 2012. Our premium growth initiatives from prior years continue to favorably affect current year growth, particularly as newer agency relationships mature over time. Improvement in some areas of the economy, as seen in our policyholders’ higher payrolls and sales that are part of the basis determining insurance premiums, also favorably affected premium growth. We discuss current initiatives in Highlights of Our Strategy and Supporting Initiatives, Page 25. The main drivers of trends for 2012 are discussed by segment beginning on Page 34.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 30

Consolidated property casualty agency new business written premiums for the three and nine months ended September 30, 2012, increased $15 million and $35 million compared with the same periods of 2011. We continued to experience new business growth related to initiatives for geographic expansion into new and underserved areas. New agency appointments during 2011 or 2012 produced a $24 million increase in standard lines new business for the first nine months of 2012 compared with the same period in 2011. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Other written premiums – primarily including premiums ceded to our reinsurers as part of our reinsurance program – contributed $16 million and $60 million to net written premium growth for the three and nine months ended September 30, 2012, compared with the same periods of 2011. Additional ceded premiums of $39 million in 2011 to reinstate coverage layers of our property catastrophe reinsurance treaty accounted for much of the nine-month 2012 contribution to premium growth. In addition to lower total ceded written premiums, other written premiums also benefited from a more favorable adjustment, compared with the third quarter and first nine months of last year, for estimated direct written premiums for policies in effect but not yet processed. The adjustment had an immaterial effect on earned premiums.

Catastrophe losses typically have a meaningful effect on property casualty results and can vary significantly from period to period. Losses from natural catastrophes contributed 8.0 and 12.3 percentage points to the combined ratio in the three and nine months ended September 30, 2012, compared with 12.0 and 18.9 percentage points in the same periods of 2011. The following table shows catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list catastrophe events for which our incurred losses reached or exceeded $5 million.

Three catastrophe events that occurred in 2012 each had losses estimated at September 30, 2012, that exceeded our $75 million loss retention under our property catastrophe reinsurance treaty in effect at the beginning of 2012. A description of how we use reinsurance is included in our 2011 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, 2012 Reinsurance Programs, Page 98. Terms of the treaty include one automatic reinstatement, to the extent that reinsurance coverage was utilized because of covered catastrophe losses. The amount of catastrophe losses recovered through our property catastrophe reinsurance treaty totaled $16 million from all 2012 events that exceeded the $75 million loss retention in effect at the time, based on loss estimates at September 30, 2012. Consequently, remaining coverage in the first layer of our property catastrophe reinsurance treaty would apply to $17 million of per-event losses up to $100 million, with our participation at 51.7 percent for events that could occur in the fourth quarter of 2012.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 31

(In millions, net of reinsurance)			Three months ended September 30,				Nine months ended September 30,
			Comm.	Pers.	E&S		Comm.	Pers.	E&S
Dates	Event	Region	lines	lines	lines	Total	lines	lines	lines	Total
2012
First quarter catastrophes			$-	$1	$-	$1	$51	$58	$1	$110
Apr. 28-29	Hail, lightning, wind	Midwest, South	3	3	-	6	57	25	-	82
Jun. 11-13	Hail, lightning, wind	West, South	1	-	-	1	7	-	-	7
Jun. 24-28	Fire	West	(1)	-	-	(1)	7	-	-	7
Jun. 28-Jul. 2	Hail, lightning, wind	Midwest, Northeast, South	37	10	-	47	40	42	-	82
Jul. 2-4	Hail, lightning, wind	Midwest, Northeast	7	6	-	13	7	6	-	13
Sep. 7-8	Hail, lightning, wind	Midwest, Northeast, South	4	1	-	5	4	1	-	5
All other 2012 catastrophes			2	6	-	8	20	17	-	37
Development on 2011 and prior catastrophes			(7)	(5)	-	(12)	(18)	(21)	-	(39)
Calendar year incurred total			$46	$22	$-	$68	$175	$128	$1	$304

2011
First quarter catastrophes			$3	$(1)	$-	$2	$23	$15	$-	$38
Apr. 3-5	Hail, wind, tornado	South, Midwest	1	-	-	1	17	22	-	39
Apr. 8-11	Hail, wind, tornado	South, Midwest	-	-	-	-	11	9	-	20
Apr. 14-16	Hail, wind, tornado	South, Midwest	-	-	-	-	10	4	-	14
Apr. 19-20	Hail, wind	South, Midwest	-	(2)	-	(2)	13	11	-	24
Apr. 22-28	Hail, wind, tornado	South, Midwest	(2)	(1)	-	(3)	45	30	-	75
May 20-27	Hail, wind, tornado	South, Midwest	(3)	13	-	10	42	50	-	92
May 29-Jun. 1	Hail, wind, tornado	Northeast, Midwest	(2)	-	-	(2)	2	2	-	4
Jun. 16-22	Hail, wind, tornado	South, Midwest	-	(3)	-	(3)	7	7	-	14
Jul. 1-4	Hail, wind, tornado	Midwest	3	2	-	5	3	2	-	5
Jul. 10-14	Hail, wind, tornado	Midwest, West	6	7	-	13	6	7	-	13
Aug. 18-19	Hail, wind, tornado	Midwest	12	1	-	13	12	1	-	13
Aug. 26-28	Hurricane, tornado, wind	East	24	9	-	33	24	9	-	33
Sep. 3-6	Tornado, wind	South	8	7	-	15	8	7	-	15
All other 2011 catastrophes			5	3	-	8	12	10	1	23
Development on 2010 and prior catastrophes			5	(2)	-	3	9	(7)	-	2
Calendar year incurred total			$60	$33	$-	$93	$244	$179	$1	$424

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 32

The following table includes data for losses incurred of $250,000 or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses by Size

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2012	2011	Change %	2012	2011	Change %
New losses greater than $4,000,000	$21	$18	17	$36	$34	4
New losses $1,000,000-$4,000,000	39	45	(13)	117	128	(9)
New losses $250,000-$1,000,000	50	59	(15)	152	165	(8)
Case reserve development above $250,000	60	57	5	182	142	28
Total large losses incurred	170	179	(5)	487	469	4
Other losses excluding catastrophe losses	217	234	(7)	664	715	(7)
Catastrophe losses	62	90	(31)	295	419	(30)
Total losses incurred	$449	$503	(11)	$1,446	$1,603	(10)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
New losses greater than $4,000,000	2.5%	2.3%	0.2	1.4%	1.5%	(0.1)
New losses $1,000,000-$4,000,000	4.6	5.8	(1.2)	4.7	5.7	(1.0)
New losses $250,000-$1,000,000	5.9	7.7	(1.8)	6.2	7.4	(1.2)
Case reserve development above $250,000	7.0	7.5	(0.5)	7.4	6.3	1.1
Total large loss ratio	20.0	23.3	(3.3)	19.7	20.9	(1.2)
Other losses excluding catastrophe losses	25.5	30.4	(4.9)	26.8	31.9	(5.1)
Catastrophe losses	7.3	11.7	(4.4)	11.9	18.7	(6.8)
Total loss ratio	52.8%	65.4%	(12.6)	58.4%	71.5%	(13.1)

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The third-quarter 2012 property casualty total large losses incurred of $170 million, net of reinsurance, were higher than the $164 million quarterly average during 2011 and were lower than the $179 million for the third quarter of 2011. The ratio for these large losses and case reserve increases was 3.3 percentage points lower compared with last year’s third quarter, with new losses down 2.8 points and case reserve development down 0.5 points. The third-quarter 2012 amount of total large losses incurred helped decrease the nine-month 2012 total large loss ratio, compared with 2011, in addition to a first-half 2012 ratio that was 0.3 percentage points lower than the first half of 2011. We believe results for the three-month and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000. Losses by size are discussed in further detail in results of operations by property casualty insurance segment, beginning on Page 34.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 33

Commercial Lines Insurance Results of Operations

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2012	2011	Change %	2012	2011	Change %

Earned premiums	$607	$557	9	$1,765	$1,630	8
Fee revenues	-	1	(100)	2	2	0
Total revenues	607	558	9	1,767	1,632	8

Loss and loss expenses from:
Current accident year before catastrophe losses	354	427	(17)	1,136	1,234	(8)
Current accident year catastrophe losses	52	56	(7)	193	236	(18)
Prior accident years before catastrophe losses	(48)	(58)	17	(198)	(192)	(3)
Prior accident years catastrophe losses	(6)	4	nm	(18)	8	nm
Total loss and loss expenses	352	429	(18)	1,113	1,286	(13)
Underwriting expenses	195	173	13	580	541	7
Underwriting profit (loss)	$60	$(44)	nm	$74	$(195)	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	58.3%	76.5%	(18.2)	64.3%	75.7%	(11.4)
Current accident year catastrophe losses	8.6	9.9	(1.3)	10.9	14.4	(3.5)
Prior accident years before catastrophe losses	(7.8)	(10.4)	2.6	(11.2)	(11.8)	0.6
Prior accident years catastrophe losses	(1.1)	0.8	(1.9)	(1.0)	0.5	(1.5)
Total loss and loss expenses	58.0	76.8	(18.8)	63.0	78.8	(15.8)
Underwriting expenses	32.2	31.1	1.1	32.9	33.2	(0.3)
Combined ratio	90.2%	107.9%	(17.7)	95.9%	112.0%	(16.1)

Combined ratio:	90.2%	107.9%	(17.7)	95.9%	112.0%	(16.1)
Contribution from catastrophe losses and prior years reserve development	(0.3)	0.3	(0.6)	(1.3)	3.1	(4.4)
Combined ratio before catastrophe losses and prior years reserve development	90.5%	107.6%	(17.1)	97.2%	108.9%	(11.7)

Overview

Performance highlights for the commercial lines segment include:

•	Premiums – Commercial lines earned premiums and net written premiums grew during the third quarter and first nine months of 2012 primarily due to higher renewal premiums that continued to reflect improved pricing. Ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty lowered net written and earned premiums by $2 million for the first nine months of 2012, compared with $24 million for the first nine months of 2011. Higher new business written premiums reflected better pricing in addition to our premium growth initiatives, also contributing to premium growth. The premiums table below analyzes the primary components of earned premiums.

Agency renewal written premiums rose 10 percent and 8 percent for the third quarter and the first nine months of 2012, reflecting higher pricing and improving economic conditions. To better manage our business in the highly competitive commercial lines marketplace, we continue to increase our use of predictive analytics tools to improve pricing precision while also leveraging our local relationships with agents through the efforts of our teams that work closely with them. We believe our field focus is unique and has several advantages, including providing us with high-quality intelligence on local market conditions. We seek to maintain appropriate pricing discipline for both new and renewal business as we emphasize the importance of our agents and underwriters assessing account quality to make careful decisions on a case-by-case basis whether to write or renew a policy. Rate credits may be used to retain renewals of high-quality business and to earn new business, but we do so selectively in order to avoid commercial accounts that we believe have insufficient profit margins.

We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies. During the third quarter of 2012, our standard commercial lines policies averaged estimated price increases in a mid-single-digit range, improving slightly compared with the second quarter of 2012. Our average commercial lines pricing change includes the flat pricing effect of certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, the average commercial lines pricing change we report reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For only those commercial lines policies that did expire and were subsequently renewed during the third quarter of 2012, we estimate that the average pricing change again experienced a solid mid-single-digit range increase, with workers’ compensation and commercial property policies reflecting higher than average renewal price increases.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 34

Renewal premiums for our commercial casualty and workers’ compensation lines include the result of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Net written premiums from audits during the third quarter and the first nine months of 2012 netted a positive $11 million and $25 million, respectively. Audits contributed $9 million to the $72 million net increase in net written premiums for the third quarter of 2012 and $25 million to the $199 million net increase in net written premiums for the first nine months of 2012, both compared with the same periods a year ago. The $135 million increase in earned premiums during the first nine months of 2012, compared with 2011, included a $27 million increase from audit premiums.

New business written premiums for commercial lines increased 11 percent and 10 percent during the third quarter and first nine months of 2012 compared with the same period last year. The increase was broad-based as two-thirds of the 39 states where we offer standard market commercial lines policies had higher new business written premiums for the first nine months of 2012 compared with the same period of 2011.

Other written premiums – which primarily include premiums ceded to our reinsurers as part of our reinsurance program – included a lower total amount ceded to reinsurers for the first nine months of 2012 compared with the same period of 2011. Nine-month 2011 premiums were reduced by an additional $22 million of ceded premiums, compared with 2012, to reinstate coverage layers of our property catastrophe reinsurance treaty. Ceded premiums to reinstate that reinsurance treaty were $1 million during the third quarter and $2 million for the first nine months of 2012, compared with 2011 amounts of $1 million for the third quarter and $24 million for the first nine months. Other written premiums for 2012 also included a more favorable adjustment, compared with the third quarter and first nine months of last year, for estimated direct written premiums of policies in effect but not yet processed. The adjustment had an immaterial effect on earned premiums.

Commercial Lines Insurance Premiums

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2012	2011	Change %	2012	2011	Change %
Agency renewal written premiums	$557	$507	10	$1,680	$1,549	8
Agency new business written premiums	90	81	11	256	233	10
Other written premiums	(28)	(41)	32	(65)	(110)	41
Net written premiums	619	547	13	1,871	1,672	12
Unearned premium change	(12)	10	nm	(106)	(42)	(152)
Earned premiums	$607	$557	9	$1,765	$1,630	8

•	Combined ratio – The commercial lines combined ratio for the three and nine months ended September 30, 2012, improved compared with the same periods of 2011. This improvement was primarily due to lower ratios for loss and loss expenses before catastrophes that in part reflected recent-year initiatives to improve pricing precision and loss experience related to claims and loss control practices, plus improving market conditions. In addition, the 2012 periods benefited from catastrophe losses that were 3.2 and 5.0 percentage points lower.

Catastrophe losses accounted for 7.5 and 9.9 percentage points of the combined ratio for the three and nine months ended September 30, 2012, compared with 10.7 and 14.9 percentage points for the same periods last year. The 10-year annual average through 2011 for the commercial lines segment was 3.7 percentage points, and the five-year annual average was 4.3 percentage points.

The ratio for current accident year loss and loss expenses before catastrophe losses improved. The 64.3 percent ratio for the first nine months of 2012 improved 11.4 percentage points compared with the 75.7 percent accident year 2011 ratio measured as of September 30, 2011, reflecting both our profit-improvement initiatives and improving market conditions. Lower new large losses incurred, shown in the table, Commercial Lines Insurance Losses by Size, on Page 34, improved the 2012 ratio by 3.7 percentage points and were responsible for some of the ratio’s improvement. The effect of the $24 million ceded in 2011 to reinstate coverage layers of our property catastrophe reinsurance treaty increased the 2011 ratio by 1.1 percentage points. We believe the remaining reduction of 6.6 percentage points in the first three quarters of 2012 is largely due to initiatives to improve pricing precision and loss experience related to claims and loss control practices, somewhat offset by normal loss cost inflation.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 35

The net effect of reserve development on prior accident years during the third quarter and first nine months of 2012 was favorable for commercial lines overall by $54 million and $216 million compared with $54 million and $184 million for the same periods in 2011. For the nine months ended September 30, 2012, favorable reserve development on prior accident years in the commercial casualty line of business represented 60 percent of the commercial lines favorable development, while workers’ compensation accounted for 23 percent and commercial property accounted for 9 percent. The favorable reserve development recognized during the first nine months of 2012 for commercial lines included approximately 25 percent for accident year 2011 and approximately 45 percent for combined accident years 2009 and 2010. It was primarily due to reduced volatility in paid losses, reduced volatility in projections of future calendar year trends and lower than anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2011 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 42.

The commercial lines underwriting expense ratio for the third quarter of 2012 rose compared with the third quarter of 2011, primarily due to higher agency profit-sharing commissions and higher costs for various assigned risk insurance pools. The ratio for first nine months of 2012 improved primarily due to higher earned premiums.

Underwriting results and related measures for the combined ratio are summarized in the first table of Commercial Lines Insurance Results of Operations. The tables and discussion below provide additional details for certain primary drivers of underwriting results.

Commercial Lines Insurance Losses by Size

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2012	2011	Change %	2012	2011	Change %
New losses greater than $4,000,000	$21	$18	17	$36	$34	6
New losses $1,000,000-$4,000,000	30	41	(27)	86	111	(23)
New losses $250,000-$1,000,000	33	45	(27)	101	122	(17)
Case reserve development above $250,000	56	52	8	171	129	33
Total large losses incurred	140	156	(10)	394	396	(1)
Other losses excluding catastrophe losses	117	131	(11)	360	421	(14)
Catastrophe losses	43	58	(26)	170	241	(29)
Total losses incurred	$300	$345	(13)	$924	$1,058	(13)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
New losses greater than $4,000,000	3.4%	3.2%	0.2	2.0%	2.1%	(0.1)
New losses $1,000,000-$4,000,000	4.9	7.3	(2.4)	4.9	6.8	(1.9)
New losses $250,000-$1,000,000	5.5	8.1	(2.6)	5.8	7.5	(1.7)
Case reserve development above $250,000	9.3	9.3	0.0	9.7	7.9	1.8
Total large loss ratio	23.1	27.9	(4.8)	22.4	24.3	(1.9)
Other losses excluding catastrophe losses	19.3	23.5	(4.2)	20.4	25.8	(5.4)
Catastrophe losses	7.1	10.4	(3.3)	9.6	14.7	(5.1)
Total loss ratio	49.5%	61.8%	(12.3)	52.4%	64.8%	(12.4)

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The third-quarter 2012 commercial lines total large losses incurred of $140 million, net of reinsurance, was higher than the $137 million quarterly average during 2011 but lower than the $156 million total large losses incurred for the third quarter of 2011, primarily due to lower 2012 commercial fire losses. The ratio for these large losses and case reserve increases was 4.8 percentage points lower compared with last year’s third quarter. Total commercial lines large losses incurred for the first nine months of 2012 were slightly lower compared with the same period of 2011, as a decrease in commercial fire and workers’ compensation large losses offset the total large losses increase for general liability and commercial auto. Higher earned premiums drove the decrease in the total large loss ratio for commercial lines. We believe results for the three-month and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 36

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

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2012	2011	Change %	2012	2011	Change %
Commercial casualty:
Written premiums	$200	$175	14	$604	$541	12
Earned premiums	197	180	9	569	532	7

Current accident year before catastrophe losses	52.1%	64.1%		63.0%	69.5%
Current accident year catastrophe losses	0.0	0.0		0.0	0.0
Prior accident years before catastrophe losses	(12.9)	(26.7)		(22.8)	(28.7)
Prior accident years catastrophe losses	0.0	0.0		0.0	0.0
Total loss and loss expenses ratio	39.2%	37.4%		40.2%	40.8%

Commercial property:
Written premiums	$150	$132	14	$437	$387	13
Earned premiums	138	128	8	403	369	9

Current accident year before catastrophe losses	45.3%	77.6%		52.5%	73.0%
Current accident year catastrophe losses	29.6	33.8		39.2	41.5
Prior accident years before catastrophe losses	(2.1)	(4.9)		(3.3)	0.5
Prior accident years catastrophe losses	(0.7)	3.7		(1.7)	2.8
Total loss and loss expenses ratio	72.1%	110.2%		86.7%	117.8%

Commercial auto:
Written premiums	$109	$96	14	$338	$305	11
Earned premiums	108	100	8	315	292	8

Current accident year before catastrophe losses	71.1%	67.8%		72.2%	72.2%
Current accident year catastrophe losses	0.8	2.5		1.8	3.0
Prior accident years before catastrophe losses	4.9	3.5		(2.7)	(10.3)
Prior accident years catastrophe losses	(0.2)	(0.1)		(0.3)	(0.2)
Total loss and loss expenses ratio	76.6%	73.7%		71.0%	64.7%

Workers' compensation:
Written premiums	$78	$71	10	$257	$234	10
Earned premiums	89	78	14	255	235	9

Current accident year before catastrophe losses	80.8%	119.2%		81.5%	107.9%
Current accident year catastrophe losses	0.0	0.0		0.0	0.0
Prior accident years before catastrophe losses	(25.7)	(28.4)		(19.8)	(20.7)
Prior accident years catastrophe losses	0.0	0.0		0.0	0.0
Total loss and loss expenses ratio	55.1%	90.8%		61.7%	87.2%

Specialty packages:
Written premiums	$39	$36	8	$117	$100	17
Earned premiums	37	36	3	112	100	12

Current accident year before catastrophe losses	56.7%	91.6%		65.3%	81.5%
Current accident year catastrophe losses	29.3	25.7		26.0	72.7
Prior accident years before catastrophe losses	9.1	19.6		(2.7)	13.2
Prior accident years catastrophe losses	(14.8)	(0.9)		(9.2)	(1.1)
Total loss and loss expenses ratio	80.3%	136.0%		79.4%	166.3%

Surety and executive risk:
Written premiums	$31	$28	11	$87	$78	12
Earned premiums	28	26	8	82	76	8

Current accident year before catastrophe losses	60.4%	54.7%		60.7%	52.4%
Current accident year catastrophe losses	0.0	0.0		0.0	0.0
Prior accident years before catastrophe losses	(17.2)	32.5		8.9	31.0
Prior accident years catastrophe losses	0.0	0.0		0.0	0.0
Total loss and loss expenses ratio	43.2%	87.2%		69.6%	83.4%

Machinery and equipment:
Written premiums	$12	$9	33	$31	$27	15
Earned premiums	10	9	11	29	26	12

Current accident year before catastrophe losses	19.9%	38.7%		26.4%	33.1%
Current accident year catastrophe losses	0.0	2.4		0.0	0.9
Prior accident years before catastrophe losses	(3.9)	(1.6)		(1.1)	4.5
Prior accident years catastrophe losses	0.0	0.0		0.0	0.0
Total loss and loss expenses ratio	16.0%	39.5%		25.3%	38.5%

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 37

As discussed above, the loss and loss expenses ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the nine months ended September 30, 2012, the commercial lines of business with the most significant profitability challenge was commercial property, followed by specialty packages – a line that is heavily weighted toward property coverages. As discussed in Commercial Lines Insurance Results of Operations, Overview, Page 34, policies with commercial property coverages experienced higher than average renewal price increases in 2012. In addition, a multi-department, multi-disciplinary taskforce has been reviewing our property book of business and continues to seek ways to improve profitability, similar to the approach we used to improve workers’ compensation results. Several profit improvement initiatives are already underway and some are already completed. Some of the more important initiatives include increased specialization among selected claims and loss control associates, increasing the number of commercial property inspections for both new and renewal business, applying wind and hail deductibles in areas prone to convective storm losses, and implementing new guidelines for underwriting hail risk.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 38

Personal Lines Insurance Results of Operations

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2012	2011	Change %	2012	2011	Change %
Earned premiums	$219	$193	13	$642	$563	14
Fee revenues	1	-	nm	2	1	100
Total revenues	220	193	14	644	564	14

Loss and loss expenses from:
Current accident year before catastrophe losses	155	148	5	457	423	8
Current accident year catastrophe losses	28	34	(18)	149	185	(19)
Prior accident years before catastrophe losses	(25)	(13)	(92)	(49)	(24)	(104)
Prior accident years catastrophe losses	(6)	(1)	(500)	(21)	(6)	(250)
Total loss and loss expenses	152	168	(10)	536	578	(7)
Underwriting expenses	80	63	27	197	169	17
Underwriting loss	$(12)	$(38)	68	$(89)	$(183)	51

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	70.5%	76.8%	(6.3)	71.3%	75.2%	(3.9)
Current accident year catastrophe losses	12.5	17.6	(5.1)	23.2	32.9	(9.7)
Prior accident years before catastrophe losses	(11.2)	(6.3)	(4.9)	(7.6)	(4.2)	(3.4)
Prior accident years catastrophe losses	(2.3)	(0.8)	(1.5)	(3.3)	(1.2)	(2.1)
Total loss and loss expenses	69.5	87.3	(17.8)	83.6	102.7	(19.1)
Underwriting expenses	36.2	32.6	3.6	30.6	30.0	0.6
Combined ratio	105.7%	119.9%	(14.2)	114.2%	132.7%	(18.5)

Combined ratio:	105.7%	119.9%	(14.2)	114.2%	132.7%	(18.5)
Contribution from catastrophe losses and prior years reserve development	(1.0)	10.5	(11.5)	12.3	27.5	(15.2)
Combined ratio before catastrophe losses and prior years reserve development	106.7%	109.4%	(2.7)	101.9%	105.2%	(3.3)

Overview

Performance highlights for the personal lines segment include:

•	Premiums – Personal lines earned premiums and net written premiums for the third quarter and nine months ended September 30, 2012, continued to grow primarily due to higher renewal premiums. The increase reflected improved pricing and a steady, high level of policy retention. Ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty lowered net written and earned premiums by less than $1 million during the first nine months of 2012, compared with $18 million for the first nine months of 2011. Higher new business written premiums reflected better pricing in addition to our premium growth initiatives, also contributing to premium growth. The premiums table below analyzes the primary components of earned premiums.

Agency renewal written premiums increased 11 percent in both the third quarter and the first nine months of 2012 because of rate increases in recent years, ongoing high levels of policy retention, premium growth initiatives and a higher level of insured exposures. In October 2011, we began our third annual round of increases for the homeowner line of business, averaging approximately 8 percent, with some individual policy rate increases being lower or higher based on risk characteristics of the insured exposure. Those increases followed rate changes averaging approximately 7 percent that were implemented beginning in the fourth quarter of 2010 for states representing the majority of our personal lines business. Similar homeowner rate changes averaging approximately 6 percent were implemented beginning in October 2009.

During the second quarter of 2012, we began implementing rate changes for our personal auto line of business in the majority of the 30 states where we market personal auto policies. The average rate change is an increase in the low-single-digit range, with some individual policies experiencing lower or higher rates based on enhanced pricing precision enabled by predictive models. Rate changes for personal auto implemented beginning in the fourth quarter of 2010 also represented an average rate increase in the low-single-digit range. We are in the process of implementing another round of homeowner and personal auto rate changes with average increase levels similar to those implemented in late 2011 and in the first three quarters of 2012. The homeowner rate changes are being implemented beginning in the fourth quarter of 2012 and the personal auto rate changes will be implemented beginning in the first half of 2013.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 39

Personal lines new business written premiums continued to grow in the third quarter and first nine months of 2012, up 24 percent and 15 percent, respectively, compared with the same periods of 2011. We continue to believe we are successful in attracting more of our agents’ preferred business when it is priced more accurately based on insured exposure. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Other written premiums – which primarily include premiums ceded to our reinsurers as part of our reinsurance program – contributed $3 million and $17 million to net written premium growth for the three and nine months ended September 30, 2012, compared with the same periods of 2011. The three-month and nine-month differences between 2012 and 2011 were driven by ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty, which were less than $1 million during the third quarter and first nine months of 2012, compared with 2011 amounts of $3 million and $18 million.

We continue to implement strategies discussed in our 2011 Annual Report on Form 10-K, Item 1, Strategic Initiatives, Page 10, to enhance our response to marketplace changes and help achieve our long-term objectives for personal lines growth and profitability. These strategies include expansion of our personal lines operation into two new states during 2012 and plans to enter another one in 2013.

Personal Lines Insurance Premiums

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2012	2011	Change %	2012	2011	Change %
Agency renewal written premiums	$231	$209	11	$633	$570	11
Agency new business written premiums	31	25	24	84	73	15
Other written premiums	(9)	(12)	25	(21)	(38)	45
Net written premiums	253	222	14	696	605	15
Unearned premium change	(34)	(29)	(17)	(54)	(42)	(29)
Earned premiums	$219	$193	13	$642	$563	14

•	Combined ratio – The personal lines combined ratio for the three and nine months ended September 30, 2012, improved compared with the same period of 2011, primarily due to weather-related catastrophe losses that were 6.6 and 11.8 percentage points lower.

Catastrophe losses accounted for 10.2 and 19.9 percentage points of the combined ratio for the three and nine months ended September 30, 2012, compared with 16.8 and 31.7 percentage points for the same periods last year. The 10-year annual average catastrophe loss ratio through 2011 for the personal lines segment was 10.5 percentage points, and the five-year annual average was 12.7 percentage points.

The ratios for current accident year loss and loss expenses before catastrophe losses for the three and nine months ended September 30, 2012, improved compared with the 2011 periods. The 71.3 percent ratio for the first nine months of 2012 improved 3.9 percentage points compared with the 75.2 percent accident year 2011 ratio measured as of September 30, 2011, in part reflecting recent-year initiatives to improve pricing precision. Higher new large losses incurred, shown in the table, Personal Lines Insurance Losses by Size, on Page 41, contributed 1.2 percentage points more to the 2012 ratio, partially offsetting the initiatives’ effect. The effect of the $18 million ceded in 2011 to reinstate coverage layers of our property catastrophe reinsurance treaty increased the 2011 ratio by 2.4 percentage points. We believe the remaining 2.7 percentage points of improvement were largely due to initiatives to improve pricing precision, somewhat offset by normal loss cost inflation.

In addition to the rate increases discussed above, we continue to refine our pricing to better match premiums to the risk of loss on individual policies. The results of improved pricing per risk and broad-based rate increases are expected to continue improving the combined ratio over the next several quarters. In addition, greater geographic diversification is expected over time to reduce the volatility of homeowner loss ratios attributable to weather-related catastrophe losses.

Personal lines reserve development on prior accident years continued to emerge favorably during the third quarter and first nine months of 2012. Favorable reserve development was $40 million higher for the first nine months of 2012, compared with the same period of 2011, with catastrophe loss development contributing $15 million of the increase. The remainder was primarily for liability coverages, reflecting reduced volatility in paid losses and reduced volatility in projections of future calendar year trends. Approximately half of the favorable reserve development on prior accident years recognized during the first nine months of 2012 occurred in the homeowner line of business and nearly 30 percent occurred in the personal auto line of business. Approximately 60 percent of the personal lines favorable reserve development recognized during the first nine months of 2012 was for accident year 2011 and approximately 25 percent was for combined accident years 2009 and 2010. Reserve estimates are inherently uncertain as described in our 2011 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Reserves, Page 42.

The underwriting expense ratio rose for the third quarter and first nine months of 2012 compared with the same periods of 2011. Higher premiums were offset by higher agency profit-sharing commissions

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 40

for both 2012 periods and by higher costs for various assigned risk insurance pools for third quarter of 2012. The 2011 ratios also had the benefit of a reduction in previously estimated costs related to first-quarter 2010 provisions for matters involving prior years and related to Note 13, Commitments and Contingent Liabilities, Page 19.

Personal Lines Insurance Losses by Size

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2012	2011	Change %	2012	2011	Change %
New losses greater than $4,000,000	$0	$0	nm	$0	$0	nm
New losses $1,000,000-$4,000,000	9	4	125	27	17	59
New losses $250,000-$1,000,000	14	12	17	40	35	14
Case reserve development above $250,000	1	3	(67)	6	10	(40)
Total large losses incurred	24	19	26	73	62	18
Other losses excluding catastrophe losses	91	100	(9)	283	279	1
Catastrophe losses	18	32	(44)	123	177	(31)
Total losses incurred	$133	$151	(12)	$479	$518	(8)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
New losses greater than $4,000,000	0.0%	0.0%	0.0	0.0%	0.0%	0.0
New losses $1,000,000-$4,000,000	3.7	2.2	1.5	4.1	3.0	1.1
New losses $250,000-$1,000,000	6.1	5.9	0.2	6.2	6.1	0.1
Case reserve development above $250,000	0.5	1.9	(1.4)	0.9	2.0	(1.1)
Total large losses incurred	10.3	10.0	0.3	11.2	11.1	0.1
Other losses excluding catastrophe losses	41.6	52.0	(10.4)	44.1	49.6	(5.5)
Catastrophe losses	8.8	16.4	(7.6)	19.3	31.4	(12.1)
Total loss ratio	60.7%	78.4%	(17.7)	74.6%	92.1%	(17.5)

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2012, the personal lines total ratio for these losses and case reserve increases, net of reinsurance, was 0.3 percentage points higher compared with last year’s third quarter, reflecting a higher number of homeowner fire claims and incurred losses, partially offset by higher earned premiums. Total personal lines large losses incurred for the first nine months of 2012 were higher compared with the same period of 2011, driven by an increase in homeowner fire large losses. Higher earned premiums helped limit the personal lines ratio for total large losses incurred to only a slight increase. We believe results for the three-month and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 41

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

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2012	2011	Change %	2012	2011	Change %
Personal auto:
Written premiums	$117	$107	9	$323	$293	10
Earned premiums	101	94	7	299	273	10

Current accident year before catastrophe losses	68.2%	66.6%		73.2%	67.4%
Current accident year catastrophe losses	(3.1)	1.5		3.9	4.3
Prior accident years before catastrophe losses	(5.2)	1.7		(6.0)	(2.8)
Prior accident years catastrophe losses	(0.3)	(0.1)		(0.6)	(0.2)
Total loss and loss expenses ratio	59.6%	69.7%		70.5%	68.7%

Homeowner:
Written premiums	$105	$87	21	$285	$233	22
Earned premiums	90	74	22	261	216	21

Current accident year before catastrophe losses	80.7%	86.2%		72.8%	84.5%
Current accident year catastrophe losses	28.1	40.3		48.9	74.7
Prior accident years before catastrophe losses	(11.9)	(6.1)		(7.1)	(1.4)
Prior accident years catastrophe losses	(4.9)	(1.8)		(6.8)	(2.7)
Total loss and loss expenses ratio	92.0%	118.6%		107.8%	155.1%

Other personal:
Written premiums	$31	$28	11	$88	$79	11
Earned premiums	28	25	12	82	74	11

Current accident year before catastrophe losses	46.2%	87.0%		59.2%	77.0%
Current accident year catastrophe losses	18.4	10.4		12.1	16.1
Prior accident years before catastrophe losses	(30.4)	(36.4)		(15.5)	(17.6)
Prior accident years catastrophe losses	(1.2)	(0.6)		(1.8)	(0.6)
Total loss and loss expenses ratio	33.0%	60.4%		54.0%	74.9%

As discussed above, the loss and loss expense ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three and nine months ended September 30, 2012, the personal line of business with the most significant profitability challenge was homeowner. As discussed in Personal Lines Insurance Results of Operations, Overview, Page 39, above, we continue actions to improve pricing per risk and overall rates, which are expected to improve future profitability for both the homeowner and the personal auto lines of business. In addition, we anticipate that the long-term future average for the catastrophe loss ratio would improve due to gradual geographic diversification into states less prone to catastrophe losses.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 42

Excess and Surplus Lines Insurance Results of Operations

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2012	2011	Change %	2012	2011	Change %
Earned premiums	$25	$19	32	$68	$51	33

Loss and loss expenses from:
Current accident year before catastrophe losses	22	12	83	55	40	38
Current accident year catastrophe losses	-	-	nm	1	1	0
Prior accident years before catastrophe losses	(1)	-	nm	(1)	(7)	86
Prior accident years catastrophe losses	-	-	nm	-	-	nm
Total loss and loss expenses	21	12	75	55	34	62
Underwriting expenses	7	5	40	21	16	31
Underwriting (loss) profit	$(3)	$2	nm	$(8)	$1	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	87.5%	62.7%	24.8	80.4%	78.9%	1.5
Current accident year catastrophe losses	1.4	2.5	(1.1)	2.3	3.1	(0.8)
Prior accident years before catastrophe losses	(6.0)	(3.0)	(3.0)	(2.0)	(14.8)	12.8
Prior accident years catastrophe losses	(0.7)	0.0	(0.7)	0.2	0.1	0.1
Total loss and loss expenses	82.2	62.2	20.0	80.9	67.3	13.6
Underwriting expenses	29.3	31.8	(2.5)	31.0	32.1	(1.1)
Combined ratio	111.5%	94.0%	17.5	111.9%	99.4%	12.5

Combined ratio:	111.5%	94.0%	17.5	111.9%	99.4%	12.5
Contribution from catastrophe losses and prior years reserve development	(5.3)	(0.5)	(4.8)	0.5	(11.6)	12.1
Combined ratio before catastrophe losses and prior years reserve development	116.8%	94.5%	22.3	111.4%	111.0%	0.4

Overview

Performance highlights for the excess and surplus lines segment include:

•	Premiums – Excess and surplus lines earned premiums and net written premiums continued to grow during the third quarter and the first nine months of 2012. Growth in renewal written premiums contributed most of the increase.

Renewal written premiums grew 36 percent and 50 percent for the third quarter and first nine months of 2012, compared with the same periods of 2011, reflecting the opportunity to renew many accounts for the first time as well as higher renewal pricing. Renewal pricing change estimated for our excess and surplus lines policies on average continued in a high-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.

New business written premiums were essentially flat for the third quarter and rose slightly for the first nine months of 2012, compared with the same periods of 2011, reflecting strong competition including activity by standard market insurance companies in the excess and surplus lines market. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Excess and Surplus Lines Insurance Premiums

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2012	2011	Change %	2012	2011	Change %
Renewal written premiums	$19	$14	36	$54	$36	50
New business written premiums	9	9	0	29	28	4
Other written premiums	(1)	(1)	0	(5)	(3)	(67)
Net written premiums	27	22	23	78	61	28
Unearned premium change	(2)	(3)	33	(10)	(10)	0
Earned premiums	$25	$19	32	$68	$51	33

•	Combined ratio – The excess and surplus lines combined ratio for the third quarter of 2012 rose 17.5 percentage points compared with the third quarter of 2011, primarily due to higher current accident year losses and loss expenses before catastrophe losses from higher claims activity for products liability coverage. The combined ratio for the nine months ended September 30, 2012, rose 12.5 percentage points compared with the same period of 2011, primarily due to unusually large net favorable reserve development on prior accident years during the second quarter of 2011.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 43

The 80.4 percent ratio for current accident year loss and loss expenses before catastrophe losses for the first nine months of 2012 increased 1.5 percentage points compared with the 78.9 percent accident year 2011 ratio measured as of September 30, 2011, driven by new losses incurred of $250,000 or more that were 6.0 points higher for the first nine months of 2012, compared with 2011, as shown in the Excess and Surplus Lines Insurance Losses by Size table below.

Catastrophe losses accounted for 0.7 percentage points of the combined ratio for the third quarter of 2012 and 2.5 percentage points for the nine months ended September 30, 2012, compared with 2.5 and 3.2 percentage points in the same periods of 2011.

Excess and surplus lines favorable reserve development on prior accident years as a ratio to earned premiums was 1.8 percentage points for the first nine months of 2012, compared with 14.7 percentage points of favorable reserve development for the same period of 2011. The 2011 favorable development was primarily due to a change toward placing more reliance on claims experience emergence patterns from our historical excess and surplus lines business for IBNR loss and loss expense estimates, while placing relatively less reliance on historical claims experience emergence patterns from similar lines of business included in our standard commercial lines business. Reserve estimates are inherently uncertain as described in our 2011 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Reserves, Page 42.

The underwriting expense ratio for the third quarter and the first nine months of 2012 was lower than the same periods of 2011, primarily due to higher earned premiums.

Excess and Surplus Lines Insurance Losses by Size

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2012	2011	Change %	2012	2011	Change %
New losses greater than $4,000,000	$0	$0	nm	$0	$0	nm
New losses $1,000,000-$4,000,000	1	0	nm	4	0	nm
New losses $250,000-$1,000,000	3	2	50	11	8	38
Case reserve development above $250,000	2	2	0	5	3	67
Total large losses incurred	6	4	50	20	11	82
Other losses excluding catastrophe losses	9	3	200	21	15	40
Catastrophe losses	0	0	nm	2	1	100
Total losses incurred	$15	$7	114	$43	$27	59

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
New losses greater than $4,000,000	0.0%	0.0%	0.0	0.0%	0.0%	0.0
New losses $1,000,000-$4,000,000	4.3	0.0	4.3	6.5	0.0	6.5
New losses $250,000-$1,000,000	15.0	13.5	1.5	16.3	16.8	(0.5)
Case reserve development above $250,000	8.8	9.3	(0.5)	7.0	5.1	1.9
Total large losses incurred	28.1	22.8	5.3	29.8	21.9	7.9
Other losses excluding catastrophe losses	35.9	15.9	20.0	31.1	29.9	1.2
Catastrophe losses	0.5	2.4	(1.9)	2.4	3.1	(0.7)
Total loss ratio	64.5%	41.1%	23.4	63.3%	54.9%	8.4

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2012, the excess and surplus line total ratio for these losses and case reserve increases, net of reinsurance, was 5.3 percentage points higher compared with last year’s third quarter, largely due to a higher frequency of large losses. The third-quarter 2012 total large losses incurred that were lower than the quarterly average for the first half helped to slightly lower the ratio for total large losses incurred for the first nine months of 2012. The 29.8 percent ratio for total large losses incurred for the first nine months of 2012 is somewhat higher than the full-year 2011 ratio of 24.2 percent. We believe results for the three-month and nine-month period ended September 30, 2012, largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 44

Life Insurance Results of Operations

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2012	2011	Change %	2012	2011	Change %
Earned premiums	$38	$43	(12)	$130	$123	6
Separate account investment management fees	1	1	0	1	2	(50)
Total revenues	39	44	(11)	131	125	5
Contract holders' benefits incurred	46	49	(6)	136	138	(1)
Investment interest credited to contract holders	(21)	(21)	0	(62)	(61)	(2)
Operating expenses incurred	14	19	(26)	59	49	20
Total benefits and expenses	39	47	(17)	133	126	6
Life insurance segment profit (loss)	$-	$(3)	100	$(2)	$(1)	(100)

Overview

Performance highlights for the life insurance segment include:

•	Revenues – Revenues rose for the nine months ended September 30, 2012, primarily due to higher earned premiums from term life insurance products. Lower earned premiums from universal life insurance products caused a decline in total earned premiums and total revenues for the third quarter of 2012. The unlocking of actuarial assumptions of our universal life contracts slowed the amortization of unearned front-end load, reducing earned premiums.

Gross in-force life insurance policy face amounts increased to $80.519 billion at September 30, 2012, from $77.691 billion at year-end 2011.

Fixed annuity deposits received for the three and nine months ended September 30, 2012, were $12 million and $42 million compared with $18 million and $107 million for the same periods of 2011. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest rate spreads. We do not write variable or equity annuities and are currently de-emphasizing fixed annuity sales due to the low interest rate environment.

Life Insurance Premiums

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2012	2011	Change %	2012	2011	Change %
Term life insurance	$29	$27	7	$86	$79	9
Universal life insurance	2	10	(80)	22	24	(8)
Other life insurance, annuity, and disability income products	7	6	17	22	20	10
Net earned premiums	$38	$43	(12)	$130	$123	6

•	Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A loss of $2 million for our life insurance segment in the first nine months of 2012 compared with a loss of $1 million for the same period of 2011, primarily due to less favorable mortality experience.

Although we report most of our life insurance company investment income in our investments segment results, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life insurance related invested assets, the life insurance company reported a net profit of $11 million and $29 million in the three and nine months ended September 30, 2012, compared with a net profit of $4 million and $8 million for the same periods of 2011. The life insurance company portfolio had after-tax realized investment gains of $2 million and $3 million in the three and nine months ended September 30, 2012, compared with after-tax realized investment losses of $2 million and $17 million for the same periods of 2011.

Life segment benefits and expenses consist principally of contract holders’ (policyholders’) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits decreased slightly in the first nine months of 2012. Increased levels of net death claims were offset by decreased levels of policy reserve growth. Although net death claims increased, they remained within our range of pricing expectations. Operating expenses increased compared with the first nine months of 2011 as the amount of expenses deferred to future periods was decreased through a one-time actuarial adjustment and also because of the effects of interest rate compression on deferred acquisition cost amortization.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 45

Investments Results of Operations

Overview

The investments segment contributes investment income and realized gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income

Pretax investment income increased 2 percent and 1 percent for the three and nine months ended September 30, 2012, compared with the same periods of 2011. Interest income declined slightly due to both a decrease in asset allocation into fixed-maturity securities and the continuing effects of the low interest rate environment. Higher dividend income for the three-month and nine-month periods reflected rising dividend rates, while also investing a greater asset allocation of available funds into equity securities. Average yields in the table below are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value. In our 2011 Annual Report on Form 10-K, Item 1, Investments Segment, Page 20, and Item 7, Investments Outlook, Page 84, we discussed our portfolio strategies. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in Item 3, Quantitative and Qualitative Disclosures About Market Risk, Page 52.

We continue to position our portfolio with consideration to both the challenges presented by the current low interest rate environment and the risks presented by potential future inflation. As bonds in our generally laddered portfolio mature or are called over the near term, we will be challenged to replace their current yield. Approximately 16 percent of our fixed-maturity investments mature during October 2012 through December 2014 with an average pretax yield-to-amortized cost of 4.7 percent, including 1.5 percent of the portfolio maturing during the last three months of 2012 and yielding 4.6 percent. While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term.

Investment Results

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2012	2011	Change %	2012	2011	Change %
Total investment income, net of expenses, pretax	$132	$130	2	$395	$393	1
Investment interest credited to contract holders	(21)	(21)	0	(62)	(61)	(2)
Realized investment gains and losses summary:
Realized investment gains and losses	16	5	220	60	110	(45)
Change in fair value of securities with embedded derivatives	(4)	(4)	0	1	-	nm
Other-than-temporary impairment charges	(2)	(3)	33	(32)	(33)	3
Total realized investment gains and losses	10	(2)	nm	29	77	(62)
Investment operations profit	$121	$107	13	$362	$409	(11)

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2012	2011	Change %	2012	2011	Change %
Investment income:
Interest	$105	$107	(2)	$317	$319	(1)
Dividends	28	24	17	81	77	5
Other	1	1	0	3	3	0
Investment expenses	(2)	(2)	0	(6)	(6)	0
Total investment income, net of expenses, pretax	132	130	2	395	393	1
Income taxes	(32)	(32)	0	(96)	(97)	1
Total investment income, net of expenses, after tax	$100	$98	2	$299	$296	1

Effective tax rate	24.4%	24.7%		24.4%	24.6%

Average invested assets plus cash and cash equivalents	$11,894	$11,317		$11,805	$11,280

Average yield pretax	4.44%	4.59%		4.46%	4.65%
Average yield after tax	3.36%	3.46%		3.38%	3.50%

Effective fixed-maturity tax rate	27.0%	26.8%		26.9%	26.7%

Average fixed-maturity at amortized cost	$8,243	$8,149		$8,159	$8,034

Average fixed-maturity yield pretax	5.10%	5.25%		5.18%	5.29%
Average fixed-maturity yield after tax	3.72%	3.84%		3.79%	3.88%

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 46

Net Realized Gains and Losses

We reported net realized investment gains of $10 million and $29 million in the three and nine months ended September 30, 2012, as net gains from investment sales and bond calls were partially offset by other-than-temporary impairment (OTTI) charges. OTTI charges during the three-month and nine-month periods ended September 30, 2012, were $2 million and $32 million, respectively. We reported net realized investment gains of $77 million for the nine months ended September 30, 2011, as net gains from investment sales and bond calls offset OTTI charges.

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

The total net realized investment gains for the first nine months of 2012 include:

•	$29 million in net gains from the sale of various common stock holdings.

•	$30 million in net gains from fixed-maturity security sales and calls.

•	$1 million in gains from changes in fair value of securities with embedded derivatives.

•	$32 million in OTTI charges to write down holdings of equities and fixed maturities.

The $32 million in OTTI charges was nearly all from 11 common stocks, with less than $1 million from two fixed-maturity securities.

Of the 2,791 securities in the portfolio, no securities were trading below 70 percent of amortized cost at September 30, 2012. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential OTTI charges. We believe that if the improving liquidity in the markets were to reverse, or the economic recovery were to significantly stall, we could experience declines in portfolio values and possible additional OTTI charges.

The table below provides additional detail for OTTI charges.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011
Fixed maturities
Services cyclical	$-	$1	$-	$1
Consumer cyclical	-	1	-	1
Other	-	1	-	1
Total fixed maturities	-	3	-	3

Common equities
Financial	-	-	-	30
Energy	1	-	2	-
Industrial	-	-	8	-
Consumer discretionary	-	-	14	-
Material	-	-	7	-
Healthcare	1	-	1	-
Total common equities	2	-	32	30

Total	$2	$3	$32	$33

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 47

Other

We report as Other the noninvestment operations of the parent company and a noninsurer subsidiary, CFC Investment Company.

Losses before income taxes for Other were largely driven by interest expense from debt of the parent company.

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2012	2011		2012	2011	Change %
Interest and fees on loans and leases	$2	$1	100	$6	$5	20
Other revenues	-	1	(100)	1	1	0
Total revenues	2	2	0	7	6	17
Interest expense	14	13	8	41	40	3
Operating expenses	2	2	0	10	10	0
Total expenses	16	15	7	51	50	2
Other loss	$(14)	$(13)	(8)	$(44)	$(44)	0

Taxes

We had $41 million and $64 million of income tax expense for the three and nine months ended September 30, 2012, compared with an income tax benefit of $8 million and $43 million for the same periods of 2011. The effective tax rate for the three and nine months ended September 30, 2012, was 27.0 percent and 21.8 percent compared with negative 72.7 percent and positive 330.8 percent for the same periods last year.

The changes in our effective tax rates were primarily due to changes in pretax income from underwriting results and realized investment gains and losses.

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Tax-Exempt Fixed Maturities, Page 54 for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For our insurance subsidiaries, approximately 85 percent of income from tax-advantaged fixed-maturity investments is exempt from federal tax. Our noninsurance companies own an immaterial amount of tax-advantaged fixed-maturity investments. For our insurance subsidiaries, the dividend received deduction, after the dividend proration of the 1986 Tax Reform Act, exempts approximately 60 percent of dividends from qualified equities from federal tax. For our noninsurance companies, the dividend received deduction exempts 70 percent of dividends from qualified equities. Details about our effective tax rate are found in our 2011 Annual Report on Form 10-K, Item 8, Note 11, Income Taxes, Page 129, and in Item 1, Note 11 – Income Taxes, Page 19.

Liquidity and Capital Resources

At September 30, 2012, shareholders’ equity was $5.359 billion compared with $5.033 billion at December 31, 2011. Total debt was $894 million at September 30, 2012, and at December 31, 2011. At September 30, 2012, cash and cash equivalents totaled $416 million compared with $438 million at December 31, 2011.

Sources of Liquidity

Subsidiary Dividends

Our lead insurance subsidiary declared dividends of $225 million to the parent company during the first nine months of 2012 compared with $120 million for the same period of 2011. For the full-year 2011, subsidiary dividends declared totaled $180 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. During 2012, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $375 million.

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

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 48

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

The table below shows a summary of cash flow for property casualty insurance (direct method):

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Premiums collected	$884	$794	$2,604	$2,317
Loss and loss expenses paid	(593)	(565)	(1,672)	(1,692)
Commissions and other underwriting expenses paid	(260)	(236)	(806)	(759)
Insurance subsidiary cash flow from underwriting	31	(7)	126	(134)
Investment income received	91	91	269	270
Insurance operating cash flow	$122	$84	$395	$136

Collected premiums for property casualty insurance rose $287 million during the first nine months of 2012, compared with the same period in 2011. Loss and loss expenses paid were $20 million lower, reflecting lower catastrophe losses paid.

We discuss our future obligations for claims payments and for underwriting expenses in our 2011 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 87, and Other Commitments, Page 88.

Capital Resources

At September 30, 2012, our debt-to-total-capital ratio was 14.3 percent, with $790 million in long-term debt and $104 million in borrowing on our revolving short-term line of credit. There was no change in the amount of the $104 million short-term debt during the first nine months of 2012. Based on our present capital requirements, we do not anticipate a material increase in debt levels during the remainder of 2012. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders’ equity.

We provide details of our three long-term notes in our 2011 Annual Report on Form 10-K, Item 8, Note 8, Senior Debt, Page 127. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our debt ratings during the first nine months of 2012. Our debt ratings are discussed in our 2011 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity, Page 86.

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

Contractual Obligations

In our 2011 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 87, we estimated our future contractual obligations as of December 31, 2011. There have been no material changes to our estimates of future contractual obligations since our 2011 Annual Report on Form 10-K.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 49

Other Commitments

In addition to our contractual obligations, we have other property casualty operational commitments.

•	Commissions – Commissions paid were $487 million in the first nine months of 2012. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.

•	Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $319 million in the first nine months of 2012.

•	In addition to contractual obligations for hardware and software, we anticipate capitalizing approximately $5 million in spending for key technology initiatives in 2012. Capitalized development costs related to key technology initiatives were $3 million in the first nine months of 2012. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

We contributed $14 million to our qualified pension plan during the third quarter of 2012. We do not anticipate further contributions during the remainder of 2012.

Investing Activities

After fulfilling operating requirements, we invest cash flows from underwriting, investment and other corporate activities in fixed-maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. We discuss our investment strategy and certain portfolio attributes in Item 3, Quantitative and Qualitative Disclosures about Market Risk, Page 52.

Uses of Capital

Uses of cash to enhance shareholder return include dividends to shareholders. In February and May 2012, the board of directors declared a regular quarterly cash dividend of 40.25 cents per share. In August 2012, the regular quarterly cash dividend was declared at 40.75 cents per share for an indicated annual rate of $1.63 per share. During the first nine months of 2012, we used $191 million to pay cash dividends to shareholders.

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

Total gross reserves at September 30, 2012, matched the total at December 31, 2011. Case reserves for losses rose $26 million while IBNR reserves decreased by $7 million and loss expense reserves decreased by $19 million, with the commercial casualty line of business representing a decline of $82 million in total gross reserves.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 50

Property and Casualty Gross Reserves

	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
(In millions)	reserves	reserves	reserves	reserves	of total
At September 30, 2012
Commercial lines insurance
Commercial casualty	$841	$337	$515	$1,693	39.6%
Commercial property	233	46	39	318	7.4
Commercial auto	256	31	63	350	8.2
Workers' compensation	445	464	102	1,011	23.6
Specialty packages	94	8	29	131	3.1
Surety and executive risk	133	4	74	211	4.9
Machinery and equipment	1	3	2	6	0.1
Subtotal	2,003	893	824	3,720	86.9

Personal lines insurance
Personal auto	132	(4)	52	180	4.3
Homeowner	94	34	28	156	3.6
Other personal	42	53	5	100	2.3
Subtotal	268	83	85	436	10.2
Excess and surplus lines	63	34	27	124	2.9
Total	$2,334	$1,010	$936	$4,280	100.0%
At December 31, 2011
Commercial lines insurance
Commercial casualty	$875	$365	$535	$1,775	41.5%
Commercial property	190	35	36	261	6.1
Commercial auto	260	30	62	352	8.2
Workers' compensation	467	464	108	1,039	24.3
Specialty packages	100	9	32	141	3.3
Surety and executive risk	126	5	77	208	4.9
Machinery and equipment	1	3	1	5	0.1
Subtotal	2,019	911	851	3,781	88.4

Personal lines insurance
Personal auto	129	(3)	52	178	4.2
Homeowner	76	39	27	142	3.3
Other personal	41	52	5	98	2.3
Subtotal	246	88	84	418	9.8

Excess and surplus lines	43	18	20	81	1.8
Total	$2,308	$1,017	$955	$4,280	100.0%

Life Policy and Investment Contract Reserves

Gross life policy and investment contract reserves were $2.285 billion at September 30, 2012, compared with $2.214 billion at year-end 2011, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2011 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 97.

Other Matters

Significant Accounting Policies

Our significant accounting policies are discussed in our 2011 Annual Report on Form 10-K, Item 8, Note 1, Summary Of Significant Accounting Policies, Page 114, and updated in Item 1, Note 1, Accounting Policies, beginning on Page 7..

In conjunction with those discussions, in the Management’s Discussion and Analysis in the 2011 Annual Report on Form 10-K, management reviewed the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discussed the development and selection of those accounting estimates with the audit committee of the board of directors.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 51

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

The fair value of our investment portfolio was $12.465 billion at September 30, 2012, compared with $11.735 billion at year-end 2011.

	At September 30, 2012				At December 31, 2011
(In millions)	Cost or amortized cost	Percent to total	Fair value	Percent to total	Cost or amortized cost	Percent to total	Fair value	Percent to total
Taxable fixed maturities	$5,502	52.2%	$6,162	49.4%	$5,369	52.4%	$5,847	49.8%
Tax-exempt fixed maturities	2,731	25.9	2,954	23.7	2,715	26.5	2,932	25.0
Common equities	2,212	21.0	3,210	25.8	2,088	20.4	2,854	24.3
Preferred equities	103	0.9	139	1.1	74	0.7	102	0.9
Total	$10,548	100.0%	$12,465	100.0%	$10,246	100.0%	$11,735	100.0%

Our consolidated investment portfolio contains $12 million of assets for which values are based on prices or valuation techniques that require significant management judgment (Level 3 assets). We have generally obtained and evaluated two nonbinding quotes from brokers, then our investment professionals determine our best estimate of fair value. These investments include private placements, small issues and various thinly traded securities.

At September 30, 2012, total Level 3 assets were less than 1 percent of investment portfolio assets measured at fair value. See Item 1, Note 4, Fair Value Measurements, Page 12, for additional discussion of our valuation techniques.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $37 million of life policy loans and liens plus $31 million of venture capital fund investments at September 30, 2012.

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

Our investment portfolio had no European sovereign debt holdings at September 30, 2012. At that time we owned other European-based securities, primarily corporate bonds, totaling $511 million in fair value. We discussed our European-based holdings in our 2011 Annual Report on Form 10-K, Item 7a, Quantitative and Qualitative Disclosures about Market Risk, Page 103. The composition of our European-based holdings at September 30, 2012, did not materially change from year-end 2011.

In the first nine months of 2012, the increase in fair value of our fixed-maturity portfolio was due to a multitude of factors. In addition to purchases, contributors included tightening credit spreads in the corporate and municipal markets and a general decrease in treasury market yields. At September 30, 2012, our fixed-maturity portfolio was valued at 110.7 percent of its amortized cost, compared with 108.6 percent at December 31, 2011.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 52

Credit ratings at September 30, 2012, compared with December 31, 2011, for the fixed-maturity and short-term portfolios were:

	At September 30, 2012		At December 31, 2011
	Fair	Percent	Fair	Percent
(In millions)	value	to total	value	to total
Moody's Ratings and Standard & Poor's Ratings combined
Aaa, Aa, A, AAA, AA, A	$5,588	61.3%	$5,507	62.7%
Baa, BBB	3,132	34.4	2,842	32.4
Ba, BB	175	1.9	195	2.2
B, B	21	0.2	33	0.4
Caa, CCC	3	0.0	5	0.1
Daa, Da, D	-	0.0	2	0.0
Non-rated	197	2.2	195	2.2
Total	$9,116	100.0%	$8,779	100.0%

Attributes of the fixed-maturity portfolio include:

	At September 30,		At December 31,
	2012		2011
Weighted average yield-to-amortized cost	5.1%		5.3%
Weighted average maturity	6.3	yrs	6.7	yrs
Effective duration	4.3	yrs	4.4	yrs

We discuss maturities of our fixed-maturity portfolio in our 2011 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 121, and Item 2, Investments Results of Operations, Page 46.

Taxable Fixed Maturities

Our taxable fixed-maturity portfolio, with a fair value of $6.162 billion at September 30, 2012, included:

	At September 30,	At December 31,
(In millions)	2012	2011
Investment-grade corporate	$5,488	$5,100
States, municipalities and political subdivisions	334	320
Below investment-grade corporate	182	198
Government sponsored enterprises	116	160
Convertibles and bonds with warrants attached	31	59
United States government	8	7
Foreign government	3	3
Total	$6,162	$5,847

Our strategy typically is to buy and hold fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of U.S. agency issues that include United States government and government sponsored enterprises, no individual issuer's securities accounted for more than 1.1 percent of the taxable fixed-maturity portfolio at September 30, 2012. Investment grade corporate bonds had an average rating of Baa1 by Moody’s or BBB+ by Standard & Poor’s and represented 89.1 percent of the taxable fixed-maturity portfolio’s fair value at September 30, 2012, compared with 87.2 percent at year-end 2011.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at September 30, 2012, is the financial-related sectors – including banking, financial services and insurance – representing 30.9 percent, compared with 29.3 percent at year-end 2011. We believe our weighting in financial-related sectors is below the average for the corporate bond market as a whole.

Most of the $334 million of securities issued by states, municipalities and political subdivisions included in our taxable fixed maturity portfolio at September 30, 2012, were Build America Bonds.

Our taxable fixed maturity portfolio at September 30, 2012, included $27 million of AAA rated commercial mortgage-backed securities.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 53

Tax-Exempt Fixed Maturities

At September 30, 2012, we had $2.954 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and Standard & Poor’s. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,000 municipal bond issuers. No single municipal issuer accounted for more than 0.8 percent of the tax-exempt fixed maturity portfolio at September 30, 2012. The following table shows our municipal bond holdings in our larger states:

(In millions)		Local issued
	State issued general	general obligation	Special revenue		Percent of
At September 30, 2012	obligation bonds	bonds	bonds	Total	total

Texas	$-	$400	$94	$494	16.7%
Indiana	-	13	286	299	10.1
Michigan	-	263	12	275	9.3
Illinois	-	231	21	252	8.5
Ohio	-	137	101	238	8.1
Washington	3	177	42	222	7.5
Wisconsin	2	108	28	138	4.7
Pennsylvania	-	80	9	89	3.0
Florida	-	21	67	88	3.0
Arizona	-	55	26	81	2.7
Colorado	-	44	19	63	2.1
New Jersey	-	36	17	53	1.8
New York	-	28	24	52	1.8
Kansas	-	29	19	48	1.6
Minnesota	-	36	6	42	1.4
All other states	3	275	242	520	17.7
Total	$8	$1,933	$1,013	$2,954	100.0%

At December 31, 2011
Texas	$-	$425	$99	$524	17.9%
Indiana	-	16	316	332	11.3
Michigan	-	257	12	269	9.2
Illinois	-	226	23	249	8.5
Ohio	-	132	107	239	8.2
Washington	3	174	39	216	7.4
Wisconsin	2	115	25	142	4.8
Pennsylvania	-	76	8	84	2.9
Florida	-	21	61	82	2.8
Arizona	-	51	27	78	2.7
Colorado	-	40	15	55	1.9
Kansas	-	27	20	47	1.6
New Jersey	-	30	17	47	1.6
New York	-	18	24	42	1.4
Utah	-	21	19	40	1.4
All other states	1	264	221	486	16.4
Total	$6	$1,893	$1,033	$2,932	100.0%

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

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 54

	Interest Rate Shift in Basis Points
(In millions)	-200	-100	0	100	200
At September 30, 2012	$9,929	$9,512	$9,116	$8,722	$8,336

At December 31, 2011	$9,597	$9,179	$8,779	$8,390	$8,008

The effective duration of the fixed-maturity portfolio as of September 30, 2012, was 4.3 years, compared with 4.4 years at year-end 2011. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.3 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

Equity Investments

Our equity investments, with a fair value totaling $3.349 billion at September 30, 2012, include $3.210 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of the common equities we hold can provide a floor to their valuation. A $100 million unrealized change in the value of the common stocks owned at period end would cause a change of $65 million, or approximately 40 cents per share, in our shareholders’ equity.

At September 30, 2012, our largest holding had a fair value of 4.4 percent of our publicly-traded common stock portfolio. Pepsico Inc. (NYSE:PEP) was our largest single common stock investment, comprising 1.1 percent of the investment portfolio at the end of the third quarter of 2012.

Common Stock Portfolio Industry Sector Distribution

	Percent of Publicly Traded Common Stock Portfolio
	At September 30, 2012		At December 31, 2011
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	16.6%	19.8%	16.9%	19.0%
Energy	12.8	11.1	14.0	12.3
Healthcare	12.1	12.1	12.0	11.8
Consumer staples	12.1	10.9	12.3	11.5
Industrials	12.1	9.9	11.8	10.7
Financial	10.1	14.8	8.5	13.4
Consumer discretionary	9.6	11.1	9.4	10.7
Materials	5.6	3.5	5.7	3.5
Utilities	4.9	3.5	5.5	3.9
Telecomm services	4.1	3.3	3.9	3.2
Total	100.0%	100.0%	100.0%	100.0%

Unrealized Investment Gains and Losses

At September 30, 2012, unrealized investment gains before taxes for the consolidated investment portfolio totaled $1.923 billion and unrealized investment losses amounted to $6 million.

The unrealized investment gains at September 30, 2012, were due to a pretax net gain position in our fixed-maturity portfolio of $883 million and a net gain position in our equity portfolio of $1.034 billion. The net gain position in our fixed-maturity portfolio has grown in recent years due largely to a declining interest rate environment. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed in Quantitative and Qualitative Disclosures about Market Risk, beginning on Page 29. The three largest contributors to our equity portfolio net gain position were ExxonMobil, Procter & Gamble and Chevron common stocks, which had a combined net gain position of $300 million.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 55

Unrealized Investment Losses

We expect the number of securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through OTTI recognized in prior periods. At September 30, 2012, 39 of the 2,791 securities we owned had fair values below amortized cost compared with 137 of the 2,724 securities we owned at year-end 2011. The 39 holdings with fair values below cost or amortized cost at September 30, 2012, represented 1.4 percent of fair value of our investment portfolio and $6 million in unrealized losses.

•	35 of these holdings had fair values between 90 percent and 100 percent of amortized cost at September 30, 2012. Four of these are equity securities that may be subject to OTTI charges taken through earnings should they not recover by the recovery dates we determined. The remaining 31 securities primarily consist of fixed-maturity securities whose current valuation is largely the result of interest rate factors. The fair value of these 35 securities was $172 million, and they accounted for $4 million in unrealized losses.

•	Four of these holdings had fair values between 70 percent and 90 percent of amortized cost at September 30, 2012. All four are fixed-maturity securities that we believe will continue to pay interest and ultimately principal upon maturity. The issuers of these securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these four securities was $8 million, and they accounted for $2 million in unrealized losses.

•	No securities were trading below 70 percent of amortized cost at September 30, 2012.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

(In millions)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At September 30, 2012	value	losses	value	losses	value	losses
Fixed maturities:
States, municipalities and political subdivisions	$18	$-	$-	$-	$18	$-
Government-sponsored enterprises	10	-	-	-	10	-
Corporate securities	74	2	31	2	105	4
Subtotal	102	2	31	2	133	4
Equity securities:
Common equities	41	2	-	-	41	2
Preferred equities	6	-	-	-	6	-
Subtotal	47	2	-	-	47	2
Total	$149	$4	$31	$2	$180	$6

At December 31, 2011
Fixed maturities:
States, municipalities and political subdivisions	$-	$-	$12	$-	$12	$-
United States government	1	-	-	-	1	-
Government-sponsored enterprises	10	-	-	-	10	-
Corporate securities	380	13	57	5	437	18
Subtotal	391	13	69	5	460	18
Equity securities:
Common equities	333	35	-	-	333	35
Preferred equities	5	-	19	-	24	-
Subtotal	338	35	19	-	357	35
Total	$729	$48	$88	$5	$817	$53

At September 30, 2012, eight fixed-maturity securities with a total unrealized loss of $2 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity securities had fair values under 70 percent of amortized cost; two fixed-maturity securities with a fair value of $6 million had a fair value from 70 percent to less than 90 percent of amortized cost and accounted for $1 million in unrealized losses; and six fixed-maturity securities with a fair value of $25 million had fair values from 90 percent to less than 100 percent of amortized cost and accounted for $1 million in unrealized losses.

At September 30, 2012, no equity securities had been in an unrealized loss position for 12 months or more.

At September 30, 2012, applying our invested asset impairment policy, we determined that the $6 million in total unrealized losses in the table above were not other-than-temporarily impaired.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 56

During the third quarter of 2012, seven securities were written down through impairment charges for a total of 13 during the nine months ended September 30, 2012. OTTI resulted in pretax, noncash charges of $2 million and $32 million for the three months and nine months ended September 30, 2012. During the same periods of 2011, we wrote down securities resulting in $3 million and $33 million in OTTI charges.

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

The following table summarizes the investment portfolio by severity of decline:

(In millions)	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain/loss	Gross investment income
At September 30, 2012
Taxable fixed maturities:
Fair valued below 70% of amortized cost	-	$-	$-	$-	$-
Fair valued at 70% to less than 100% of amortized cost	25	119	115	(4)	3
Fair valued at 100% and above of amortized cost	1,370	5,383	6,047	664	217
Securities sold in current year	-	-	-	-	13
Total	1,395	5,502	6,162	660	233

Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	-	-	-	-	-
Fair valued at 70% to less than 100% of amortized cost	10	18	18	-	-
Fair valued at 100% and above of amortized cost	1,290	2,713	2,936	223	83
Securities sold in current year	-	-	-	-	2
Total	1,300	2,731	2,954	223	85

Common equities:
Fair valued below 70% of cost	-	-	-	-	-
Fair valued at 70% to less than 100% of cost	2	43	41	(2)	2
Fair valued at 100% and above of cost	71	2,169	3,169	1,000	71
Securities sold in current year	-	-	-	-	2
Total	73	2,212	3,210	998	75

Preferred equities:
Fair valued below 70% of cost	-	-	-	-	-
Fair valued at 70% to less than 100% of cost	2	6	6	-	-
Fair valued at 100% and above of cost	21	97	133	36	5
Securities sold in current year	-	-	-	-	-
Total	23	103	139	36	5

Portfolio summary:
Fair valued below 70% of cost or amortized cost	-	-	-	-	-
Fair valued at 70% to less than 100% of cost or amortized cost	39	186	180	(6)	5
Fair valued at 100% and above of cost or amortized cost	2,752	10,362	12,285	1,923	376
Investment income on securities sold in current year	-	-	-	-	17
Total	2,791	$10,548	$12,465	$1,917	$398

At December 31, 2011
Portfolio summary:
Fair valued below 70% of cost or amortized cost	1	$1	$1	$-	$-
Fair valued at 70% to less than 100% of cost or amortized cost	136	869	816	(53)	29
Fair valued at 100% and above of cost or amortized cost	2,587	9,376	10,918	1,542	472
Investment income on securities sold in current year	-	-	-	-	27
Total	2,724	$10,246	$11,735	$1,489	$528

See our 2011 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 46.

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 57

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 30, 2012. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

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

Changes in Internal Control over Financial Reporting – During the three months ended September 30, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell any of our shares that were not registered under the Securities Act during the first nine months of 2012. The board of directors has authorized share repurchases since 1996. Purchases are expected to be made generally through open market transactions. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to SEC regulations. On October 24, 2007, the board of directors expanded the existing repurchase authorization to approximately 13 million shares. In the first nine months of 2012, we repurchased a total of 174,550 shares from associates in consideration for option exercises totaling $7 million. We have 7,264,212 shares available for purchase under our programs at September 30, 2012. We discuss the board authorization in our 2011 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Parent Company Liquidity, Page 85.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2012	1,220	$38.17	1,220	7,437,542
August 1-31, 2012	108,148	38.81	108,148	7,329,394
September 1-30, 2012	65,182	38.99	65,182	7,264,212
Totals	174,550	38.87	174,550

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 58

Item 3.	Defaults upon Senior Securities

We have not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On October 19, 2012, the company entered into a separation agreement with former named executive officer, Thomas A. Joseph, in connection with his previously disclosed separation from service on September 24, 2012, after 35 years of service. The material terms of the agreement provide that Mr. Joseph will receive: severance in an amount equivalent to 25 months of salary ($1,188,010) payable in 50 installments over 24 months; an amount equivalent to prorated payout of incentive compensation earned for 2012, provided the company achieves a predetermined performance target; accelerated vesting of outstanding nonqualified stock options and other stock-based awards, except vesting of performance-based restricted stock units will occur only if the company achieves certain predetermined performance targets; title to the automobile assigned to him on the last day of his employment and other valuable consideration. Mr. Joseph agrees to release claims against the company, its officers, directors and employees, and to certain noncompete, nonsolicitation and nondisparagement provisions.

Item 6.	Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 2010 Annual Report on Form 10-K dated February 25, 2011, Exhibit 3.1)
3.2	Regulations of Cincinnati Financial Corporation, as amended through May 1, 2010 (incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 3.2)
10.1	Agreement by and between The Cincinnati Insurance Company and its affiliated and subsidiary companies and Thomas A. Joseph dated October 19, 2012
31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer
31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 59

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: October 25, 2012

/S/ Eric N. Mathews
Eric N. Mathews, CPCU, AIAF
Vice President, Assistant Secretary and Assistant Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation Third-Quarter 2012 10-Q Page 60